Form 10-K
period 1994-06-30
MIDWEST GRAIN PRODUCTS INC
filed 1994-09-20
CIK 835011

     As Filed with the Securities and Exchange Commission on
                       September 20, 1994
=================================================================
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K

               Annual Report Pursuant to Section 13
              of the Securities Exchange Act of 1934

              For the Fiscal Year Ended June 30, 1994

                   MIDWEST GRAIN PRODUCTS, INC.

                        1300 Main Street
                             Box 130
                     Atchison, Kansas 66002
                    Telephone: (913) 367-1480

              Incorporated in the State of Kansas

                  COMMISSION FILE NO. 0-17196

                      IRS No. 44-0531200

     The Company has no securities registered pursuant to Section 12(b) of the Act. The only class of common stock outstanding consists of Common Stock having no par value, 9,765,172 shares of which were outstanding at June 30, 1994. The Common Stock is registered pursuant to Section 12(g) of the Act.

     The aggregate market value of the Common Stock of the Company held by non-affiliates, based upon the last sales price of such stock on July 26, 1994, was $269,937,144.

     The Company has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days.

     As indicated by the following check mark, disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K: [X].

     The following documents are incorporated herein by reference:

    (1) Midwest Grain Products, Inc. 1994 Annual Report to
Stockholders, pages 17 through 36, and the inside back cover
[incorporated into Part II and contained in Exhibit 10(c)].

    (2) Midwest Grain Products, Inc. Proxy Statement for the
Annual Meeting of Stockholders to be held on October 6, 1994, dated September 12, 1994 [incorporated into Part III) and
contained in Exhibit 10(c)].
=================================================================

                      MIDWEST GRAIN PRODUCTS, INC.


                               FORM 10-K



                 For the Fiscal Year Ended June 30, 1994

                             CONTENTS
                                                             PAGE
PART I
   Item 1.  Business ..........................................4
            General Information................................4
            Vital Wheat Gluten.................................5
            Premium Wheat Starch...............................6
            Alcohol Products...................................7
            Flour and Other Mill Products......................9
            Transportation....................................10
            Raw Materials.....................................10
            Energy............................................10
            Employees.........................................10
            Regulation........................................11
   Item 2.  Properties........................................11
   Item 3.  Legal Proceedings.................................11
   Item 4.  Submission of Matters to a Vote of Security
             Holders..........................................11
PART II
   Item 5.  Market for the Registrant's Common Equity and
             Related Stockholder Matters......................12
   Item 6.  Selected Financial Data...........................12
   Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............12
   Item 8.  Financial Statements and Supplementary Data.......12
   Item 9.  Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure...........13
PART III
   Item 10.  Directors and Executive Officers of
               the Registrant.................................13
   Item 11.  Executive Compensation...........................15
   Item 12.  Security Ownership of Certain Beneficial
              Owners and Management...........................15
   Item 13.  Certain Relationships and Related Transactions...15
PART IV
   Item 14.  Exhibits, Financial Statement Schedules
              and Reports on Form 8-K.........................16
SIGNATURES....................................................18
FINANCIAL STATEMENT SCHEDULES................................S-1
   Report of Independent Public Accountants on Schedules.....S-2
   Schedule I.  Marketable Securities - Other Investments....S-3
   Schedule V.  Property, Plant and Equipment................S-4
   Schedule VI.  Accumulated Depreciation of Property,
    Plant and Equipment......................................S-5
   Schedule VIII.  Valuation and Qualifying Accounts.........S-6
   Schedule IX.  Short-term Borrowings.......................S-7
   Schedule X.  Supplementary Income Statement Information...S-8
                   ________________________
     The calculation of the aggregate market value of the Common Stock of the Company held by non-affiliates is based on the assumption that non-affiliates do not include directors. Such assumption does not constitute an admission by the Company or any director that any director is an affiliate of the Company.

                              PART I

Item 1.  Business.

General Information

     Midwest Grain Products, Inc. (the Company) is a Kansas corporation headquartered in Atchison, Kansas. It is the successor to a business founded in 1941 by Cloud L. Cray, Sr.

     The Company is a fully integrated producer of vital wheat gluten, premium wheat starch, and alcohol products. These grain products are processed at plants located in Atchison, Kansas, and Pekin, Illinois. Wheat is purchased directly from local and regional farms and grain elevators and milled into flour. The flour is processed with water to extract vital wheat gluten which is dried into a tan powder and sold in packaged or bulk form.
The resulting starch slurry is further processed to extract premium wheat starch which is also dried into a powder and sold in packaged or bulk form. The remaining slurry is mixed with corn or milo and water and then cooked, fermented and distilled into alcohol. The residue of the distilling operations is dried and sold as a high protein additive for animal feed. Carbon dioxide which is produced during the fermentation process is trapped and sold. As a result of these processing operations, the Company sells approximately 95% (by weight) of grain processed.

     To complement its integrated production facilities, the Company also provides transportation services to its customers through a fleet of truck-tractors, trailers and rail cars and barge loading facilities on the Missouri and Illinois Rivers.

     The table below shows the Company's sales from continuing operations by product group for each of the five years ended June 30, 1994, as well as such sales as a percent of total sales. The table does not reflect the sales of McCormick Distilling Company, a business that was sold as of December 31, 1992.
















                       PRODUCT GROUP SALES

                                                       Year Ended June 30,
                     _______________________________________________________________________________________
                          1994              1993              1992               1991               1990
                     -------------     -------------     -------------      --------  ---      -------   ---
                                                     (thousands of dollars)
                      Amount    %       Amount    %       Amount    %        Amount    %        Amount    %
                     ________  ___     ________  ___     _______   ___      ________  ___      ________  ___
Vital Wheat Gluten    $70,966  38.2    $ 54,156  33.1    $ 46,941  30.1     $ 27,833  20.9     $ 31,375  23.9
Premium wheat starch   21,110  11.3      18,423  11.3      17,578  11.3       16,068  12.1       14,907  11.3
Alcohol Products:
  Beverage Alcohol     29,536  15.9      27,142  16.6      26,437  17.0       25,994  19.5       26,600  20.2
  Industrial and Fuel
    Grade Alcohol      41,858  22.5      41,591  25.5      39,043  25.1       35,088  26.3       26,447  20.1
  Alcohol by-products  18,146   9.8      19,288  11.8      17,791  11.4       17,010  12.8       16,602  12.6
                      -------  ----      ------  ----      ------  ----       ------  ----       ------  ----
      Total alcohol
      products         89,540  48.2      88,021  53.9      83,271  53.5       78,092   58.6      69,649  52.9
                      -------  ----      ------  ----      ------  ----       ------   ----      ------  ----
Flour and other mill
  products (1)          4,352   2.3       2,826   1.7       8,004   5.1       11,127    8.4      15,668  11.9
                      -------  ----      ------  ----      ------  ----       ------   ----      ------  ----
    Net sales(1)      $185,968 100.0    $163,426 100.0    $155,794 100.0     $133,128  100.0    $131,559 100.0
                      ======== =====    ======== =====    ======== =====     ========  =====    ======== =====
_________________________
(1)     Sales of flour and other mill products, as well as all other sales in the table, refer only to sales to third parties and do not reflect intra-company transactions.

     The Company's $22.5 million increase in net sales for the year ended June 30, 1994, resulted primarily from increased demand for vital wheat gluten and increased production of all three of the Company's principal products due to increased capacities. The $2.7 million increase in pre-tax income from continuing operations was due primarily to increased volumes and demand for vital wheat gluten offset by reduced prices for food grade industrial and fuel grade alcohol and increased grain costs. For a more detailed discussion of the results of the

Company's operations for 1994 and the two prior years see "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The bulk of the Company's sales are made under informal arrangements direct to large institutional food and beverage processors or distributors with respect to which the Company has longstanding relationships. Under these arrangements products are usually ordered, produced, sold and shipped within 30 days. As a consequence, the Company's backlog of orders at any time is usually less than ten percent of annual sales.

     Generally, the Company's sales are not seasonal except for minor variations affecting beverage alcohol and gluten sales. Beverage alcohol sales tend to peak in the fall as distributors order stocks for the holiday season, while gluten sales tend to increase during the second half of the fiscal year as demand increases for hot dog buns, hamburger buns, and similar bakery products. Seasonal demand for the Company's fuel grade alcohol may also be affected in the future by EPA regulations mandating the use of ethanol in certain reformulated gasoline which is expected to be strongest during October through March of each year. See "Alcohol Products-Industrial and Fuel Grade Alcohol."

     During fiscal 1994 the Company commenced the construction of the largest expansion program in its history at its Pekin plant. The new facilities are expected to be completed in the second half of fiscal 1995, to be more efficient than the existing plant and to double total alcohol production capacity; increase by 40% total vital wheat gluten capacity; increase by 70% total premium wheat starch production capacity; more than double total distillers' feeds production capacity; and provide the Pekin plant with a new and more efficient steam and electricity generating plant. The $62 million project is being financed from operations, the proceeds of the sale of McCormick and the proceeds of a $25 million, fifteen year 6.68% term loan. The Company expects that it may take several years to develop markets for all of the added capacity.

     During fiscal 1994, the Company also completed the bulk of the expansion of its flour mill in Atchison, the construction and renovation of new and existing quality control laboratory at the Pekin plant, and the installation of new wastewater treatment equipment at the Atchison plant.

     For further information, see the Consolidated Financial Statements of the Company and Management's Discussion and Analysis of the Company's Financial Condition and Results of Operations which appear at pages 18 through 36 of the Annual Report.

Vital Wheat Gluten

     Vital wheat gluten is a light tan powder which contains approximately 75% to 80% protein. It is the only commercially available high protein food additive which possesses vitality. The vitality of the Company's vital wheat gluten results from its elastic and cohesive characteristics when added to dough or otherwise reconstituted with water.

     Vital wheat gluten is added by bakeries and food processors to baked goods such as wheat breads, and to pet foods, cereals, processed meats, fish, and poultry to improve the nutritional content, texture, strength, shape, and volume of the product.
The neutral flavor and color of wheat gluten also enhances, but does not change, the flavor and color of food. It has been increasingly used in breads and pet foods. The cohesiveness and elasticity of the gluten enables the dough in wheat and other high protein breads to rise and to support added ingredients such as whole cracked grains, raisins and fibers. This allows the baker to make an array of different breads by varying the gluten content of the dough. Vital wheat gluten is also added to white breads, and hot dog and hamburger buns to improve the hinge strength and cohesiveness of the product.

     The Company ships its vital wheat gluten throughout the continental United States in bulk and in 50 to 100 pound bags. Approximately 37% of fiscal 1994 gluten sales were made to a distributor for the bakery industry, the Ben C. Williams Bakery Services Company, which in turn distributes vital wheat gluten to independent bakeries. The remainder is sold directly to major food processors and bakeries such as Kellogg Co., Continental Baking Company, Inc. and H. J. Heinz Co.

     The vital wheat gluten market is occupied primarily by the Company, two other domestic producers and a number of foreign importers. Foreign importers provide significant competition from time to time due to low U.S. tariffs and export incentives provided by foreign countries to their wheat starch producers. Based on industry data, the Company believes that in terms of fiscal 1994 sales it is the largest producer of vital wheat gluten in the United States.

     Competition in the vital wheat gluten industry is based primarily upon price, quality, and service. Historically, gluten prices have been affected by grain prices, grain quality, excess foreign capacity and by subsidies provided to certain European exporters by their host governments.

     The Company's vital wheat gluten processing operations are believed to produce a quality of vital wheat gluten that is equal to or better than that of any other wheat gluten on the market. The Company's location in the center of the United States grain belt, together with its production capacity, fleet of transportation equipment and years of operating experience, enable it to provide a consistently high level of cost effective service to customers.

     The Company's sales of vital wheat gluten increased by $16.8 million during fiscal 1994, due primarily to increased demand during the second half of the year and increased production capacity. The increased demand resulted partially from increased market needs, principally in the baking industry where more gluten was required to fortify flour due to the poor quality of available wheat following the extremely wet weather in the spring and summer of 1993. Due to increased competition from foreign imports and reduced needs in the baking industry the demand for the Company's vital wheat gluten began to return to more normal levels during the end of fiscal 1994.

     During the last half of fiscal 1992 the Company completed capital improvements projects at the Atchison and Pekin facilities which increased the productive capacity of the Company's vital wheat gluten operations by 50% over 1991 levels of production. In the last half of 1994 the Company commenced an expansion of the vital wheat gluten production facilities at its Pekin Plant. The expansion is expected to be completed during the second half of fiscal 1995 and increase by 40% the Company's total vital wheat gluten production capacity over that capacity at June 30, 1994. The combination of these expansion programs will more than double the capacity that existed at June 30, 1991.

Premium Wheat Starch

     Wheat starch constitutes the carbohydrate-bearing portion of wheat flour. The Company produces a pure white premium wheat starch powder by extracting the starch from the starch slurry substantially free of all impurities and fibers and then by spray, flash or drum drying the starch. Premium wheat starch differs from low grade or B wheat starches which are extracted along with impurities and fibers and are used primarily as a binding agent for industrial applications such as the manufacture of charcoal briquettes. The Company does not produce low grade or B starches since its integrated processing facilities are able to process the remaining slurry after the extraction of premium wheat starch into alcohol, animal feed and carbon dioxide. Premium wheat starch differs from corn starch in its granular structure, color, granular size and name identification.

     An increasing portion of the Company's premium wheat starch is also chemically altered during processing to produce certain unique modified wheat starches designed for special applications.


     The Company's premium wheat starches are used primarily as an additive in a variety of food products to affect their appearance, texture, tenderness, taste, palatability, cooking temperature, stability, viscosity, binding and freeze-thaw characteristics. For example, the Company's starches are used to improve the taste and mouth feel of cream puffs, eclairs, puddings, pie fillings, breadings and batters; to improve the size, symmetry and taste of angel food cakes; to alter the viscosity of soups, sauces and gravies; to improve the freeze-thaw stability and shelf life of fruit pies and other frozen foods; to improve moisture retention in microwavable foods; and to add stability and to improve spreadability in frostings, mixes, glazes and sugar coatings. The Company's specialty starches are also sold for a number of industrial and non-food uses, such as an ink bearing coating in carbonless paper.

     The Company's premium wheat starch is sold nationwide to food processors, such as International Multi-Foods Corp., Pillsbury Company and Keebler Company, to distributors, and for export to countries, such as Japan, Mexico and Malaysia which do not have wheat-based economies.

     The Company believes that it is the largest producer of premium wheat starch in the United States. Although wheat starch enjoys a relatively small portion of the total United States starch market, the market is one which is continuing to grow. Growth in the wheat starch market reflects a growing appreciation for the unique characteristics of wheat starch which provide it with a number of advantages over corn and other starches for certain baking and other end uses. The Company has developed a number of different modified wheat starches and continues to explore the development of additional starch products with the view to increasing sales of higher margin modified starches.

     Premium wheat starch competes primarily with corn starch, which dominates the United States market. Competition is based upon price, name, color and differing granular and chemical characteristics which affect the food product in which it is used. Premium wheat starch prices usually enjoy a price premium over corn starches and low grade wheat starches. Wheat starch price fluctuations generally track the fluctuations in the corn starch market, except in the case of modified wheat starches. The wheat starch market also usually permits pricing consistent with costs which affect the industry in general, including increased grain costs. The Company's strategy is to market its premium wheat starches in special market niches where the unique characteristics of premium wheat starch or one of the Company's modified wheat starches are better suited to a customers requirements for a specific use.

     Starch sales increased during fiscal 1994 by approximately $2.7 million due primarily to higher volumes and increased sales of modified wheat starches. The volume increases reflect added starch production capacity installed in fiscal 1992 and 1993. During the fourth quarter of fiscal 1994, the Company commenced the addition of starch production facilities at the Pekin plant in order to satisfy customers' needs from two locations and to capitalize on the expansion of the gluten and alcohol production facilities at that location. The new starch facility is expected to be operational in the second half of fiscal 1995 and is planned to increase the Company's total June 30, 1994, starch production capacity by 70%.

Alcohol Products

     The Company's Atchison and Pekin plants process corn and milo, mixed with the starch slurry from gluten and starch processing operations, into beverage, industrial and fuel grade alcohol, animal feed and carbon dioxide.

     Beverage Alcohol

     Beverage alcohol consists primarily of grain neutral spirits. Grain neutral spirits is alcohol made from grain that has been further refined to remove all impurities. Grain neutral spirits is sold in bulk or processed into vodka and gin and sold in bulk quantities at various proof concentrations to bottlers and rectifiers, such as Heublein, Inc. and James B. Beam Distilling Co., which further process the alcohol for sale to consumers under numerous labels.

     The Company believes that in terms of fiscal 1994 net sales, it is one of the two largest bulk sellers of grain neutral spirits, vodka and gin in the United States. The Company's principal competitors in the beverage alcohol market are Grain Processing Company of Muscatine, Iowa and Archer Daniels Midland of Decatur, Illinois. Competition is based primarily upon price and service, and in the case of gin, formulation. The Company believes that the centralized location of its Illinois and Kansas distilleries, the capacity of its dual production facilities and the versatility and availability of its transportation fleet and barge facilities combine to provide the Company with a customer service advantage that is unique within the industry.

     Beverage alcohol sales increased by approximately $2.4 million during fiscal 1994 due primarily to an increase in price.


     Industrial and Fuel Grade Alcohol

     Grain alcohol which is not sold as beverage alcohol is marketed as food grade industrial alcohol or processed into fuel grade alcohol ("Industrial Alcohol"). Fuel grade alcohol, which is commonly referred to as "ethanol" is added to gasoline to increase octane ratings and as an oxygenate to reduce carbon dioxide emissions to satisfy EPA and Clean Air Act requirements. Food grade industrial alcohol is sold as an ingredient in foods (e.g., vinegar and food flavorings), personal care products (e.g., hair sprays and deodorants), cleaning solutions, biocides, insecticides, fungicides, pharmaceuticals, and a variety of other products. Although grain alcohol is chemically the same as petroleum-based or synthetic alcohol, certain customers prefer a natural grain-based alcohol. In addition, gasoline refiners and marketers who blend grain alcohol with gasoline in qualifying proportions are charged lower excise taxes on the blend compared to unblended gasoline. This lower tax rate is not available for synthetic alcohol. Food grade Industrial alcohol is sold in tank truck or rail car quantities direct to a number of industrial processors, such as Integrated Ingredients, a division of Burns Philp Foods, Inc., 7-Up Company, and Lehn & Fink, a producer of Lysol based household cleaners, from both the Atchison and Pekin plants. The Company is a minor competitor in the total United States market for food grade industrial and fuel grade alcohol. The Fuel grade market is dominated by Archer Daniels Midland and the food grade industrial market is dominated by petroleum-based alcohol. Fuel alcohol prices traditionally follow the movement of gasoline prices, and food grade industrial alcohol prices are normally consistent with prices for synthetic industrial alcohol.

     Effective September 1, 1994, the Environmental Protection Agency ("EPA") adopted a final rule ("Rule") which generally requires that reformulated gasoline ("RFG") mandated by the Clean Air Act contain an amount of "renewable oxygenate" that, on average, is equal to or greater than 15% of the required oxygen content from December 1, 1994 through December 31, 1995, and 30% for each calendar year thereafter. Under the RFG program, RFG is required to be sold in nine of the smoggiest metropolitan areas in the United States, which are San Diego, Los Angeles-Anaheim-Riverside, Houston-Galveston-Brazoria, Chicago-Gary, Milwaukee-Racine, Philadelphia-Wilminton-Trenton, New York-Northern New Jersey-Long Island, Greater Connecticut and Baltimore, as well as in other metropolitan areas that elect to be covered by the program. The regulation defines a renewable oxygenate as an oxygenate that is derived from non-fossil fuel feedstocks such as petroleum, coal or gas or an ether that is derived from non fossil fuel feedstocks. Although the definition of renewable oxygenate covers a variety of renewable biomass and waste product sources the EPA release ("Release") announcing the Rule indicates that Ethanol and ethyl tertiary butyl ether ("ETBE") are expected to be the primary renewable oxygenates with ethanol being the dominant oxygenate during the winter months in the initial years since it is the "only renewable oxygenate currently produced in
large quantities."   According to the Release, ethanol's
volatility is expected to make it difficult for refiners to satisfy the RFG requirements in the summer months (May 1 through September 15) with a blend of gas and pure ethanol. Hence, the Release indicates that the use of ethanol in the RFG program is expected to be concentrated during the winter months, except to the extent that ETBE is used as the renewable oxygenate. ETBE is an ether derived from ethanol and isobutylene that has a lower volatility than pure ethanol that is expected to enable its use during the summer months to satisfy the renewable oxygenate requirement.

     On July 13, 1994, two groups representing the petroleum industry filed suit against the EPA seeking to have the Rule set aside on the grounds that the EPA lacked the legal authority necessary to issue the Rule. On September 13, 1994, the U.S. Court of Appeals for the District of Columbia Circuit issued an order staying implementation of the Rule in order to permit the parties and other interested parties time to brief and orally argue the issues raised in the suit. Although the Court set an expedited schedule that requires that final briefs be submitted by January 12, 1995, it is uncertain as to when or if the stay will be lifted.

     If the Rule is ultimately implemented, a matter which is presently uncertain due to the pending litigation, the Company expects that the effect of the regulation will be to increase the demand for the Company's fuel grade alcohol. However, the Company's total ethanol production is expected to be a relatively small part of a very competitive ethanol market.

     During fiscal 1994 sales of food grade industrial and fuel grade alcohol remained relatively constant with the same results for fiscal 1993 in spite of significantly increased volumes due primarily to reduced gasoline prices.

     Alcohol By-Products

     The bulk of fiscal 1994 sales of alcohol by-products consist of distillers feeds. Distillers feeds are the residue of corn, milo and wheat from alcohol processing operations. The residue is dried and sold primarily to processors of animal feeds as a high protein additive. The Company competes with a number of producers of animal food additives in the sale of distillers feeds and mill feeds.

     The balance of alcohol by-products consists primarily of carbon dioxide. During the production of alcohol, the Company traps carbon dioxide gas that is emitted in the fermentation process. The gas is purchased and liquified on site by two principal customers, one at the Atchison Plant and one at the Pekin Plant, who own and operate the carbon dioxide processing and storage equipment under long term contracts with the Company. The liquified gas is resold by these processors to a variety of industrial customers and producers of carbonated beverages.

     Alcohol Products Capital Improvements

     During the last half of fiscal 1993 the Company commenced the construction of an expansion of its alcohol production facilities at its Pekin plant. The expansion, which is planned for completion in the second half of fiscal 1995, is expected to double the Company's entire alcohol production capacity and more than double the Company's capacity to produce distillers feeds as such capacities existed at June 30, 1994.

     On December 31, 1992, the Company sold the operations of McCormick Distilling Company for an after-tax gain of approximately $1.0 million. McCormick was primarily engaged in the business of bottling alcohol beverages at a plant in Weston, Missouri. The business was sold to increase the Company's concentration on the marketing of alcohol in bulk and to generate cash for the expansion of the Pekin Plant.





Flour and Other Mill Products

     At the Atchison plant, the Company owns and operates a flour mill which was purchased from Pillsbury in 1986. All of the mill's output of flour is used internally for the production of vital wheat gluten and premium wheat starch. In 1993 the Company completed the first of a two-phase expansion of the flour milling facilities. The second phase of the expansion is expected to be substantially complete during the first quarter of fiscal 1995. The entire project is expected to increase the mill's total production by approximately 80%. All of the additional output of the mill is expected to be used internally to satisfy existing requirements for the production of gluten and starch and the additional requirements of the gluten and starch facilities that are being added to the Pekin plant.

     In addition to flour, the wheat milling process also generates mill feeds or midds and a small quantity of wheat germ.
Midds are sold to processors of animal feeds as a feed additive.
Wheat germ is sold primarily for use in vitamin E production.

     Sales of flour and other mill products declined since 1990 due to the increased usage of the flour mill's output for the production of other grain products.

Transportation

     To provide its customers with timely delivery and service, the Company maintains its own fleet of 32 tank and van trailers and 12 truck-tractors. The Company leases 126 rail cars which may be dispatched on short notice. Shipment by barge is also offered to customers through barge loading facilities on the Missouri and Illinois Rivers. The barge facility on the Illinois River is adjacent to the Pekin plant and owned by the Company. The facility on the Missouri River, which is not company-owned, is approximately one mile from the Atchison plant. Quick response enables customers to reduce inventory costs and still satisfy unanticipated production requirements and is an important marketing tool for the Company. The Company also has a contract for backhauls under certificate No. NC 148479.

     Income from trucking operations is included in Other
Operating Income shown in the Statements of Income. See in particular Note 8 in the Notes to Consolidated Financial
Statements in the Annual Report.

Raw Materials

     The Company's principal raw material is grain, consisting of wheat which is processed into all of the Company's products and corn and milo which are processed into alcohol, animal feed and carbon dioxide. Grain is purchased directly from surrounding farms, primarily at harvest time, and throughout the year from grain elevators. Historically, the cost of grain is subject to substantial fluctuations depending upon a number of factors which affect commodity prices in general, including crop conditions, weather, government programs, and purchases by foreign governments. Although significant variations in grain prices may temporarily affect positively or negatively the results of the Company's operations, the Company has usually, but not always, been able to compensate for such variations through adjustments in prices charged for the Company's grain products.

     Historically the Company has not engaged in the purchase of commodity futures to hedge economic risks associated with fluctuating grain and grain products prices. However, due to the significantly increased volumes of grain and grain products that are expected as a result of the expansion of the Company's production facilities, the Company expects to make limited investments in commodity futures, including wheat, corn and gasoline futures.

Energy

     Because energy comprises a major cost of operations, the Company seeks to assure the availability of fuels for the Pekin and Atchison plants at competitive prices.

     At present a substantial portion of the natural gas demand for the Atchison plant is transported by a wholly-owned subsidiary which owns a gas pipeline. The subsidiary procures the gas in the open market from various suppliers and from gas reservoirs in an adjoining county. The Atchison boilers may also be oil fired.

     In the past, the Company's Pekin plant generated the bulk of its energy needs from coal and gas fired boilers. However, due to the expansion of the Pekin plant, the Company has entered into a long-term arrangement with an Illinois utility to satisfy the energy needs of the entire plant with a new gas fired plant. Under the arrangement, the utility will construct on Pekin plant ground leased from the Company a gas powered electric and steam generating facility and sell to the Company steam and electricity, generally at fixed rates, using gas procured by the Company. At such time as the new power plant becomes operational, Pekin's existing plant will be kept as an emergency standby.

Employees

     As of June 30, 1994, the Company had 460 employees, 317 of whom are covered by three collective bargaining agreements with two labor unions. The collective bargaining agreements expire on various dates from June 30, 1995, through August 30, 1996. In September 1993, the Company successfully renegotiated a major labor agreement covering 199 employees at the Atchison Plant. The Company considers its relations with its personnel to be good and has not experienced a work stoppage since 1978.

Regulation

     The Company's beverage and industrial alcohol business is subject to regulation by the Bureau of Alcohol, Tobacco and Firearms ("BATF") and the alcoholic beverage agencies in the States of Kansas and Illinois. Such regulation covers virtually every aspect of the Company's alcohol operations, including production facilities, marketing, pricing, labeling, packaging, and advertising. Food products are also subject to regulation by the Food and Drug Administration. BATF regulation includes periodic BATF audits of all production reports, shipping documents, and licenses to assure that proper records are maintained. The Company is also required to file and maintain monthly reports with the BATF of alcohol inventories and shipments.


















Item 2.  Properties.

     The Company maintains the following principal plants, warehouses and office facilities:

                                               Plant     Tract
                                               Area      Area
                                              (in sq.     (in
   Location             Purpose                 ft.)     acres)
   --------             -------               -------   -------
Atchison, Kansas   Principal Executive
                   offices, grain processing,
                   warehousing, and research
                   and quality control
                   laboratories.              494,640      25

Pekin, Illinois    Grain processing,
                   warehousing, and quality
                   control laboratories       452,395      49

     Except as otherwise reflected under Item 1. the facilities mentioned above are generally in good operating condition, are currently in normal operation are generally suitable and adequate for the business activity conducted therein, and have productive capacities sufficient to maintain prior levels of production. Except as otherwise reflected under Item 1, all of the plants, warehouses and office facilities are owned. None are subject to any major encumbrance. The Company also owns transportation equipment and a gas pipeline described under Transportation and Energy.


Item 3.   Legal Proceedings.

     There are no material legal proceedings pending as of June
30, 1994. Legal proceedings which are pending consist of matters normally incident to the business conducted by the Company and taken together do not appear material.


Item 4.  Submissions of Matters to a Vote of Security Holders.

     No matters have been submitted to a vote of stockholders since the last annual meeting of stockholders on October 8, 1993.

                             PART II

Item 5.  Market for Registrants Common Equity and Related
         Stockholders Matters.

     The Common Stock of the Company has been traded on the NASDAQ National Market System under the symbol MWGP since November 1988. The Company has paid regular cash dividends on its Common Stock in each year since its inception in 1957.

     The following table reflects the cash dividends paid and the high and low closing prices of the Common Stock for each quarter of fiscal 1994 and 1993:

                                               Sales Prices
                        Quarterly Cash   ------------------------
                          Dividends        High            Low
                        --------------   --------        -------
1993:
   First Quarter...........$ .125        $ 25.25         $ 21.50
   Second Quarter..........  .125          25.25           21.25
   Third Quarter...........  .125          30.50           22.50
   Fourth Quarter..........  .125          29.75           24.75
                           ------
                           $ .50
                           ======
1994:
   First Quarter...........$  .125      $  27.00         $ 22.25
   Second Quarter...........  .125         29.75           22.75
   Third Quarter............  .125         32.75           26.25
   Fourth Quarter...........  .125         36.00           29.25
                           -------
                           $  .50
                           =======

     At June 30, 1994, there were approximately 1,000 holders of record of the Company's Common Stock. It is believed that the Common Stock is held by more than 2,000 beneficial owners.


Item 6.  Selected Financial Data.

     Incorporated by reference to the information under Selected
Financial Information on page 17 of the Annual Report, a copy of which page is included in Exhibit 10(c) to this Report.


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

     Incorporated by reference to the information under Managements Discussion and Analysis of Financial Condition and
Results of Operations on pages 18 through 24 of the Annual
Report, copies of which pages are included in Exhibit 10(c) to this Report.

Item 8.  Financial Statements and Supplementary Data.

     Incorporated by reference to the consolidated financial statements and related notes on pages 25 through 36 of the Annual
Report, copies of which pages are included in Exhibit 10(c) to this Report.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

     Not applicable.
                             PART III

Item 10.  Directors and Executive Officers of the Registrant.

  The directors and executive officers of the Company are as follows:

Name                           Age            Position
- - ----                           ---            --------
Cloud L. Cray, Jr.             71      Chairman of the Board and
                                       Director

Laidacker M. Seaberg           48      President, Chief Executive
                                       Officer and Director

Sukh Bassi, Ph.D.              53      Vice President - Vital
                                       Wheat Gluten Marketing,
                                       Research and Development
                                       and Corporate Technical
                                       Director

Robert G. Booe                 57      Vice President -
                                       Administration,
                                       Controller, Treasurer and
                                       Chief Financial Officer

Norma C. Ewbank                60      Secretary

Tom V. Herriage, Jr.           49      Vice President - Beverage
                                       Alcohol Sales

Howard W. Hinton               48      Vice President -
Distillery Marketing

Gerald Lasater                 56      Vice President - Wheat
                                       Starch Marketing

Raymond Miller                 60      Vice President -
                                       Purchasing and Energy and
                                       President of Midwest Grain
                                       Pipeline, Inc.

Anthony J. Petricola           58      Vice President -
Engineering

Randy M. Schrick               44      Vice President -
Operations and Director

Kenneth Smith                  57      Vice President -
Transportation

Michael Braude                 58      Director

Richard J. Bruggen             68      Director

Tom MacLeod, Jr.               46      Director

Robert J. Reintjes             62      Director

Eleanor B. Schwartz, D.B.A.    57      Director

     Mr. Cray, Jr. has been a Director since 1957, and has served as Chairman of the Board since 1980. He served as Chief
Executive Officer from 1980 to September, 1988, and has been an officer of the Company and its affiliates for more than thirty years.

     Mr. Seaberg, a Director since 1979, joined the Company in 1969 and has served as the President of the Company since 1980 and as Chief Executive Officer since September, 1988. He is the son-in-law of Mr. Cray, Jr.

     Dr. Bassi has served as Vice President of Research and Development since 1985, Technical Director since 1989 and Vice President - Vital Wheat Gluten Marketing since 1992. From 1981 to 1992 he was Manager of the Vital Wheat Gluten Strategic Business Unit. He was previously a professor of biology at Benedictine College for ten years.

     Mr. Booe has served as Vice President, Treasurer and Chief Financial Officer of the Company since 1988. He joined the Company in 1966 as its Treasurer and became the Controller and Treasurer in 1980. In 1992 he was assigned the additional task of Vice President - Administration.

     Mrs. Ewbank has served as corporate secretary since 1987.
She joined the Company in 1981.

     Mr. Herriage, Jr. joined the Company in 1980. He has served as Vice President in charge of beverage alcohol sales since 1986, and was responsible for the Whiskey Strategic Business Unit from 1986 to 1989. Prior to that time he was responsible for personnel and public relations.

     Mr. Hinton joined the Company in 1976. He has served as Vice President - Distillery Marketing since 1992. Between 1982 and 1992 he served as Vice President in charge of the Distilling
Strategic Business Unit.

     Mr. Lasater joined the Company in 1962. He has served as Vice President - Starch Marketing since 1992. Previously he served as Vice President in charge of the Wheat Starch Strategic
Business Unit.

     Mr. Miller joined the Company in 1956. He has served as Vice President - Purchasing and Energy since 1992, President of
Midwest Grain Pipeline, Inc. since 1987, and as Vice President of the Company since 1967.

     Mr. Petricola joined the Company in 1985. He has served as Vice President - Engineering since 1992. Previously he served as
Corporate Director of Engineering.

     Mr. Schrick, a Director since 1987, joined the Company in 1973. He has served as Vice President - Operations since 1992. From 1984 to 1992 he served as Vice President and General Manager of the Pekin plant. From 1982 to 1984 he was the Plant Manager of the Pekin Plant. Prior to 1982, he was Production Manager at the Atchison plant.

     Mr. Smith has served as Vice President - Transportation since 1987. Prior to that time he was manager of truck services.

     Mr. Bruggen has been a Director since 1976 and is a member of the Audit and Nominating Committees. He was Senior Vice President of Atchison Casting Corporation from 1991 until his retirement in 1992. Previously he was the General Manager of Rockwell International Plants at Atchison, Kansas and St. Joseph, Missouri.

     Mr. Braude has been a Director since 1991 and is a member of the Audit and Human Resources Committees. He has been the President and Chief Executive Officer of the Kansas City Board of Trade, a commodity futures exchange , since 1984. Previously he was Executive Vice President of American Bank & Trust Company of Kansas City.

     Mr. MacLeod, Jr. has been a Director since 1986 and is a member of the Audit and Human Resources Committees. He has been the President and Chief Operating Officer of Iams Company, a manufacturer of premium pet foods, since 1989. Previously, he was President and Chief Executive Officer of Kitchens of Sara Lee, a division of Sara Lee Corporation, a food products company.

     Mr. Reintjes has been a Director since 1986, and is a member of the Audit and Nominating Resources Committees. He has served as President of Geo. P. Reintjes Co., Inc., of Kansas City, Missouri, for the past 23 years. The Geo. P. Reintjes Co., Inc. is engaged in the business of refractory construction.

     Dr. Schwartz has been a director since June 3, 1993. She is also a member of the Audit and Human Resources Committees. She has been the Chancellor of the University of Missouri-Kansas City since May 1992, and was previously the Vice Chancellor for Academic Affairs.

     The Board of Directors is divided into two groups (Groups A and B) and three classes. Group A directors are elected by the holders of Common Stock and Group B directors are elected by the holders of Preferred Stock. One class of directors is elected at each annual meeting of stockholders for three-year terms. The present directors' terms of office expire as follows:

      Group A         Term         Group B         Term
     Directors       Expires      Directors       Expires
     ---------       -------      ---------       -------

  Mr. Bruggen         1994     Mr. Cray, Jr.        1995
  Mr. MacLeod         1995     Mr. Reintjes         1995
  Dr. Schwartz        1996     Mr. Braude           1994
                               Mr. Schrick          1996
                               Mr. Seaberg          1996

Item 11.  Executive Compensation.

     Incorporated by reference to the information under "Executive Compensation" on pages 5 through 9 of the Proxy
Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

     Incorporated by reference to the information under "Principal Stockholders" beginning on page 9 of the Proxy
Statement.

Item 13.  Certain Relationships and Related Transactions.

     None.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K.

     The following documents are filed as part of this report:

     (a)  Financial Statements:

          Auditors Report on Financial Statements.
          Consolidated Balance Sheets at June 30, 1994 and 1993. Consolidated Statements of Income - for the Three Years
           Ended June 30, 1994, 1993 and 1992.
          Consolidated Statements of Stockholders Equity for the
           Three Years Ended June 30, 1994, 1993 and 1992. Consolidated Statements of Cash Flow - for the Three
           Years Ended June 30, 1994, 1993 and 1992.
          Notes to Consolidated Financial Statements.

          The foregoing have been incorporated by reference to
           the Annual Report as indicated under Item 8.
     (b)  Financial Statement Schedules:

          Auditors Report on Financial Statement Schedules:
          I.  Marketable Securities - Other Investments
          V -   Property, Plant and Equipment
          VI -  Accumulated Depreciation, Depletion and
            Amortization of Property, Plant and Equipment
          VIII -   Valuation and Qualifying Accounts
          IX -     Short Term Borrowings
          X -   Supplementary Income Statement Information

          All other schedules are omitted because they are not applicable or the information is contained in the Consolidated Financial Statements or notes thereto.

     (c)  Exhibits:

      Exhibit No.                       Description
      -----------                       -----------

       3(a)   Articles of Incorporation of the Company
              (Incorporated by reference to Exhibit 3(a) of the Company's Registration Statement No. 33-24398 on
              Form S-1).

       3(b) Bylaws of the Company (Incorporated by reference to Exhibit 3(b) of the Company's Registration
              Statement No. 33-24398 on Form S-1).

       4(a) Copy of Note Agreement dated as of August 1, 1993, providing for the issuance and sale of $25 million of 6.68% term notes ("Term Notes", incorporated by reference to Exhibit 4.1 to the Company's Report on Form 10-Q for the quarter ended September 30,
              1993).

       4(b)   Copy of Term Notes dated August 27, 1993
              (incorporated by reference to Exhibit 4.2 to the Company's Report on Form 10-Q for the quarter ended
              September 30, 1993).

       9(a) Copy of Cray Family Trust (Incorporated by reference to Exhibit 9(a) of the Company's
              Registration Statement No. 33-22600 on Form S-4).

      10(a) Summary of informal cash bonus plan (incorporated by reference to the summary contained in the Company's Proxy Statement dated September 12, 1994, which is incorporated by reference into Part III of this Form 10-K).

     10(b)    Executive Stock Bonus Plan as amended June 15, 1992
              (incorporated by reference to Exhibit 10(b) to the Company's Form 10-K for the year ended June 30,
              1992).

     10(c)    Information contained in the Midwest Grain
              Products, Inc. 1994 Annual Report to Stockholders that is incorporated herein by reference.

        22    Subsidiaries of the Company other than
              insignificant subsidiaries:

                                                     State of
                                                  Incorporation
                Subsidiary                       or Organization
                ----------                       ---------------
    Midwest Solvents Company of Illinois, Inc.       Illinois
    Midwest Grain Pipeline, Inc.                     Kansas
    Midwest Grain Products of Illinois, Inc.         Illinois
    Midwest Purchasing Company, Inc.                 Illinois

        25 Powers of Attorney executed by all officers and directors of the Company who have signed this report on Form 10-K (incorporated by reference to the signature pages of this report).

        27 Midwest Grain Products Financial Data Schedule as at June 30, 1994 and for the year then ended.

  No reports on Form 8-K have been filed during the quarter ended June 30, 1994.

                            SIGNATURES

     Pursuant to requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Atchison, State of Kansas, on this 19th day of September, 1994.

                             MIDWEST GRAIN PRODUCTS, INC.


                             By  /s/ Laidacker M. Seaberg
                                 ------------------------
                                  Laidacker M. Seaberg, President

                        POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Cloud L. Cray, Jr., Laidacker M. Seaberg and Robert G. Booe and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all reports of the Registrant on Form 10-K and to sign any and all amendments to such reports and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities & Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated.
        Name                         Title               Date

 /s/ Laidacker M. Seaberg    President (Principal
     ---------------------   Executive Officer)
     Laidacker M. Seaberg    and Director      September 19, 1994

 /s/ Robert G. Booe          Vice President,
     --------------------    Treasurer and
     Robert G. Booe          Controller (Principal
                             Financial and
                             Accounting
                             Officer)          September 19, 1994

 /s/ Michael Braude
     --------------------
     Michael Braude          Director          September 19, 1994

 /s/ Richard J. Bruggen
     --------------------
     Richard J. Bruggen      Director          September 19, 1994

 /s/ Cloud L. Cray, Jr.
     --------------------
     Cloud L. Cray, Jr.      Director          September 19, 1994

 /s/ Eleanor B. Schwartz
     --------------------
     Eleanor B. Schwartz     Director          September 19, 1994

 /s/ Tom MacLeod, Jr.
     --------------------
     Tom MacLeod, Jr.        Director          September 19, 1994

 /s/ Robert J. Reintjes
     --------------------
     Robert J. Reintjes      Director          September 19, 1994

 /s/ Randy M. Schrick
     --------------------
     Randy M. Schrick        Director          September 19, 1994

                    MIDWEST GRAIN PRODUCTS, INC.

             Consolidated Financial Statement Schedules
                            (Form 10-K)

                   June 30, 1994, 1993 and 1992

                  (With Auditors' Report Thereon)

                    Report of Independent Accountants

                    On Financial Statement Schedules




Board of Directors and Stockholders
Midwest Grain Products, Inc.
Atchison, Kansas


     In connection with our audit of the financial statements of MIDWEST GRAIN PRODUCTS, INC. for each of the three years in the period ended June 30, 1994, we have also audited the following financial statement schedules. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits of the basic financial statements. The schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and are not a required part of the consolidated financial statements.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                     /s/ Baird, Kurtz & Dobson
                                         BAIRD, KURTZ & DOBSON


Kansas City, Missouri
August 11, 1994

                  MIDWEST GRAIN PRODUCTS, INC.

          I.  MARKETABLE SECURITIES - OTHER INVESTMENTS

                           (In Thousands)

                                              Market
                                             Value at  Balance
   Name of Issuer and    Number of            Balance  at end of
   Title of Each Issue     Shares    Cost   Sheet Date  Period
   -------------------   ---------   ----   ---------- ---------

YEAR ENDED JUNE 30, 1994
  Tax-Free Obligations
  Fund (an investment
  portfolio of Money
  Market Obligations
  Trust)                  14,504    $14,504   $14,504  $14,504
                         =======    =======   =======  =======

                   MIDWEST GRAIN PRODUCTS, INC.

                V.  PROPERTY, PLANT AND EQUIPMENT





                                      Balance                             Transfers
                                        at                                   of           Balance
                                      Beginning    Additions    Retire-   Completed       at End
                                       of Year      at Cost     ments     Projects        of Year
                                      _________   __________    _______   _________     _________
                                                            (In Thousands)
YEAR ENDED JUNE 30, 1994
  Land, buildings and improvements    $ 18,262      $ 2,290      $3,662                  $ 16,890
  Transportation equipment               3,354        5,212       1,327                     7,239
  Machinery, equipment, etc.           102,263        6,739       3,198                   105,804
  Construction in progress              11,882       49,660                $ 9,028         52,513
                                      ________      _______      ______    _______       ________
                                      $135,761      $63,901      $8,187    $ 9,028       $182,446
                                      ========      =======      ======     ======       ========

YEAR ENDED JUNE 30, 1993
  Land, buildings and improvements    $ 19,584     $    437      $1,759                  $ 18,262
  Transportation equipment               3,732           89         467                     3,354
  Machinery, equipment, etc.            97,287        8,851       3,875                   102,263
  Construction in progress               6,708       14,542                $ 9,368         11,882
                                      ________     ________      ______     ______       ________
                                      $127,311     $ 23,919      $6,101    $ 9,368       $135,761
                                      ========     ========      ======    =======       ========

YEAR ENDED JUNE 30, 1992
  Land, buildings and improvements    $ 19,352    $   1,122      $  890                  $ 19,584
  Transportation equipment               3,541          278          87                     3,732
  Machinery, equipment, etc.            89,788        9,698       2,199                    97,287
  Construction in progress               3,275       13,608                $10,175          6,708
                                       ________    ________      ______    _______       ________
                                       $115,956     $24,706      $3,176    $10,175       $127,311
                                       ========     =======      ======    =======       ========

   VI.  ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT


                                      Balance      Additions
                                        at          Charged                                 Balance
                                      Beginning        to                                   at End
                                      of Year       Expenses       Retirements              of Year
                                      __________   __________      ___________          _______________

                                                             (In Thousands)

YEAR ENDED JUNE 30, 1994
  Land, buildings and improvements    $  6,239      $   966          $   481                $  6,724
  Transportation equipment               2,631          289            1,249                   1,671
  Machinery, equipment, etc.            56,796        5,905            1,208                  61,493
                                      ________      _______           ______                ________
                                      $ 65,666      $ 7,160          $ 2,983                $ 69,888
                                      ========      =======           ======                ========

YEAR ENDED JUNE 30, 1993
  Land, buildings and improvements    $  4,715     $  2,324          $   800                $  6,239
  Transportation equipment               2,610          360              339                   2,631
  Machinery, equipment, etc.            55,373        3,517            2,094                  56,796
                                      ________     ________          _______                ________
                                      $ 62,698     $  6,201          $ 3,233                $ 65,666
                                      ========     ========          =======                ========

YEAR ENDED JUNE 30, 1992
  Land, buildings and improvements     $  4,900    $    672          $   857                $  4,715
  Transportation equipment                2,238         438               66                   2,610
  Machinery, equipment, etc.             51,297       6,126            2,050                  55,373
                                       ________    ________          _______                ________
                                       $ 58,435     $ 7,236          $ 2,973                $ 62,698
                                       ========     =======          =======                ========


                  MIDWEST GRAIN PRODUCTS, INC.

             VII.  VALUATION AND QUALIFYING ACCOUNTS


                                                              Additions
                                                      __________________________
                                     Balance,         Charged to    Charged                         Balance,
                                     Beginning        Costs and     to Other    Deductions           End of
                                     of Period        Expenses      Accounts    Write-Offs           Period
                                     _________        ___________  ___________  ___________       ___________

                                                             (In Thousands)
YEAR ENDED JUNE 30, 1994
  Allowance for doubtful accounts      $  25         $ 59                          $ 59                $ 25
                                       =====         ====                          ====                ====

YEAR ENDED JUNE 30, 1993
  Allowance for doubtful accounts      $ 200         $375                          $550                $ 25
                                       =====         ====                          ====                ====

YEAR ENDED JUNE 30, 1992
  Allowance for doubtful accounts       $175         $197                          $197                $175
                                        ====         ====                          ====                ====



                  MIDWEST GRAIN PRODUCTS, INC.
                  IX.  SHORT-TERM BORROWINGS
                        (In Thousands)




                                                                     Amount
                                                     Weighted      Outstanding               Weighted
                                     Balance at      Average      During Period               Average
Category of Aggregate                End of          Interest    ---------------           Interest Rate
Short-Term Borrowings                Period            Rate      Maximum   Average         During Period
                                     ----------      --------    -------   -------         -------------
Notes payable - Banks, unsecured       $-0-            N/A        $-0-      $-0-                .00%
   June 30, 1994                        -0-            N/A         -0-       -0-                .00
   June 30, 1993                        -0-            N/A         -0-       -0-                .00
   June 30, 1992                        -0-            N/A         -0-       -0-                .00


                    MIDWEST GRAIN PRODUCTS, INC.
          X.  SUPPLEMENTARY INCOME STATEMENT INFORMATION

              YEARS ENDED JUNE 30, 1994, 1993 AND 1992






                           1994         1993           1992
                           ----         ----           ----
                                   (In Thousands)
       Excise taxes       $   0        $26,133       $52,542
       Other taxes          940          1,935           813
       Maintenance
        and repairs       9,191          9,900         8,667