Form 10-Q
period 1994-09-30
MIDWEST GRAIN PRODUCTS INC
filed 1994-11-10
CIK 835011

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549



                           FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


             For Quarter Ended September 30, 1994 -
                  Commission File No. 0-17196



                  MIDWEST GRAIN PRODUCTS, INC.
    (Exact Name of Registrant as Specified in Its Charter)



              KANSAS                               48-0531200
  (State or Other Jurisdiction of                 IRS Employer
  Incorporation or Organization)               Identification No.



           1300 Main Street, Atchison, Kansas    66002
      (Address of Principal Executive Offices and Zip Code)


                          (913) 367-1480
      (Registrant's Telephone Number, Including Area Code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing
requirements for at least the past 90 days.  [X] YES   [ ] NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                      Common stock, no par value
                     9,765,172 shares outstanding
                        as of November 1, 1994.

                               INDEX


                                                            Page
                                                            ----
PART I.  FINANCIAL INFORMATION

     Item 1.    Financial Statements

          Independent Accountants' Review Report              2

          Condensed Consolidated Balance Sheets as of
          September 30, 1994 and June 30, 1994                3

          Condensed Consolidated Statements of Income
          for the Three Months Ended
          September 30, 1994 and 1993                         5

          Condensed Consolidated Statements of
          Cash Flows for the Three Months Ended
          September 30, 1994 and 1993                         6

          Notes to Condensed Consolidated
          Financial Statements                                7

     Item 2.    Management's Discussion and Analysis
                   of Financial Condition and
                   Results of Operations                      8


PART II.  OTHER INFORMATION

     Item 6.    Exhibits and Reports on Form 8-K              11

[LOGO]
Baird, Kurtz & Dobson
Certified Public Accountants

                 Independent Accountants' Review Report

Board of Directors and Stockholders
Midwest Grain Products, Inc.
Atchison, Kansas   66002

     We have reviewed the condensed consolidated balance sheet of MIDWEST GRAIN PRODUCTS, INC. and subsidiaries as of September 30, 1994, and the related condensed consolidated statements of income for the three month periods ended September 30, 1994 and 1993, and the related condensed consolidated statements of cash flows for the three month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and, in our report dated August 11, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 1994, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                              /S/Baird, Kurtz & Dobson
                              BAIRD, KURTZ & DOBSON

Kansas City, Missouri
October 31, 1994

City Center Square, Suite 2700, 1100 Main,         816 221-6300
Kansas City, Missouri 64105                    FAX 816 221-6380

With Offices in:  Arkansas, Colorado, Kansas, Kentucky, Missouri,
                  Nebraska, Oklahoma
Member of Moores Rowland International
                               -2-

                   MIDWEST GRAIN PRODUCTS, INC.

              CONDENSED CONSOLIDATED BALANCE SHEETS

                         (In Thousands)


                            ASSETS



                                       September 30,    June 30,
                                            1994         1994
                                      -------------     --------
                                       (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents            $  2,525        $  3,832
   Short-term investments                    339             339
   Receivables                            23,174          20,457
   Notes receivable                          814             814
   Inventories                            10,630          13,229
   Prepaid expenses                          749             576
   Deferred income taxes                     876             876
                                        --------        --------
          Total Current Assets            39,107          40,123
                                        --------        --------

INVESTMENTS                                5,671          14,504
                                        --------        --------

LONG-TERM RECEIVABLES                        776             961
                                        --------        --------


PROPERTY AND EQUIPMENT, At cost          190,525         182,446
   Less accumulated depreciation          70,654          69,888
                                        --------        --------

                                         119,871         112,558
                                        --------        --------



                                        $165,425         $168,146
                                        ========         ========









See Accompanying Notes to Condensed Consolidated
   Financial Statements

                   MIDWEST GRAIN PRODUCTS, INC.

                         (In Thousands)


              LIABILITIES AND STOCKHOLDERS' EQUITY



                                       September 30,     June 30,
                                            1994           1994
                                       -------------     --------
                                        (Unaudited)

CURRENT LIABILITIES
   Accounts payable                     $  6,536         $  8,551
   Accrued expenses                        4,739            8,189
   Income taxes payable                    1,059            1,232
                                        --------         --------
          Total Current Liabilities       12,334           17,972
                                        --------         --------

LONG-TERM DEBT                            25,000           25,000
                                        --------         --------

POST-RETIREMENT BENEFITS                   5,206            5,045
                                        --------         --------

DEFERRED INCOME TAXES                      5,956            5,956
                                        --------         --------

STOCKHOLDERS' EQUITY
   Capital stock
      Preferred, 5% noncumulative,
         $10 par value; authorized
         1,000 shares; issued and
         outstanding 437 shares                4                4
      Common, no par; authorized
         20,000,000 shares; issued
         9,765,172 shares                  6,715            6,715
   Additional paid-in capital              2,485            2,485
   Retained earnings                     107,725          104,969
                                       ---------         --------
                                         116,929          114,173
                                       ---------         --------

                                        $165,425         $168,146
                                        ========         ========


See Accompanying Notes to Condensed Consolidated
   Financial Statements

                   MIDWEST GRAIN PRODUCTS, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME

          THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

                          (Unaudited)



                                               1994       1993
                                            ---------   ---------
                                            (in thousands, except
                                              per share amounts)

NET SALES                                    $45,984     $39,162

COST OF SALES                                 38,334      34,585
                                             -------     -------


GROSS PROFIT                                   7,650       4,577

SELLING, GENERAL AND ADMINIS-
   TRATIVE EXPENSES                            3,429       2,831
                                             -------     -------
                                               4,221       1,746

OTHER OPERATING INCOME (LOSS)                      4        (106)
                                             -------     -------

INCOME FROM OPERATIONS                         4,225       1,640

OTHER INCOME                                     407         108
                                             -------     -------

INCOME BEFORE INCOME TAXES                     4,632       1,748

PROVISION FOR INCOME TAXES                     1,876         655
                                             -------     -------

NET INCOME                                   $ 2,756     $ 1,093
                                             =======     =======

EARNINGS PER COMMON SHARE                       $.28        $.11
                                                ====        ====









See Accompanying Notes to Condensed Consolidated
   Financial Statements
                               -5-

                   MIDWEST GRAIN PRODUCTS, INC.

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

          THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                          (Unaudited)

                                               1994       1993
                                             --------   --------
                                                (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                 $ 2,756   $  1,093
   Items not requiring (providing) cash:
      Depreciation                              1,732      1,540
      Gain on sale of equipment                   (49)
      Deferred income taxes                                  189
   Changes in:
      Accounts receivable                      (2,717)       (84)
      Inventories                               2,599      1,358
     Prepaid expenses                            (173)       (47)
      Accounts payable                         (1,474)     1,150
      Accrued expenses                         (2,068)    (1,652)
      Income taxes payable                       (173)        65
                                              -------   --------
          Net cash provided by
             operating activities                 433      3,612
                                              -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property and equipment         (9,602)   (11,444)
   Proceeds from sale of equipment                 65
   Sale (purchase) of short-term investments    8,883    (21,585)
   Payment received on note for sale of plant     135          4
                                              -------    -------
          Net cash used in
             investing activities                (519)   (33,025)
                                              -------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from issuance of
      long-term debt                                      25,000
   Dividends paid                              (1,221)    (1,221)
                                              -------   --------
          Net cash provided by (used in)
             financing activities              (1,221)    23,779
                                              -------   --------
DECREASE IN CASH AND
   CASH EQUIVALENTS                            (1,307)    (5,634)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                          3,832     20,074
                                             --------   --------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                              $ 2,525   $ 14,440
                                              =======   ========

See Accompanying Notes to Condensed Consolidated
   Financial Statements
                               -6-

                   MIDWEST GRAIN PRODUCTS, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              THREE MONTHS ENDED SEPTEMBER 30, 1994

                          (Unaudited)



NOTE 1:  GENERAL

     In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the Company's condensed consolidated financial position as of September 30, 1994, and the condensed consolidated results of its operations and its cash flows for the periods ended September 30, 1994 and 1993, and are of a normal recurring nature.

                   MIDWEST GRAIN PRODUCTS, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              THREE MONTHS ENDED SEPTEMBER 30, 1994

RESULTS OF OPERATIONS

Results of operations for the first quarter of fiscal 1995 showed a marked increase over results for the prior year's flood-plagued first quarter. This was accomplished despite lower efficiencies associated with the start-up of new distillery equipment at the Company's Pekin, Illinois plant, increased foreign competition and higher per bushel costs for grain used in production. Although marketing opportunities for the Company's wheat gluten were constricted by a swell in imports from Europe, gluten unit sales underwent a modest increase compared to the first quarter of fiscal 1994. To achieve this increase, the Company remained competitive despite being squeezed by higher wheat costs.
Premium wheat starch volume increased more substantially, principally as the result of steadily rising demand for the Company's modified wheat starches in special market niches. An increase was also experienced in unit sales of alcohol products, consisting of food grade alcohol for beverage, industrial and commercial applications, and fuel grade alcohol which is sold as an octane additive commonly known as ethanol. The increase resulted from strengthened demand in the beverage market and a slight rise in demand in the fuel category. The Company feels that opportunities to market additional alcohol from its distillery expansion in Pekin remains strong. When completed in January 1995, this expansion is expected to double the Company's total alcohol production capacity. It also is allowing the Company to proceed with additional construction at the Pekin facility which is expected to result in a 70% increase in total wheat starch capacity and a 40% increase in total wheat gluten capacity by the Spring of 1995.

Grain products sales for the first quarter of fiscal 1995 increased by approximately $6.8 million, or 17.4% over sales achieved during the first quarter of the preceding year. This was principally due to increased volume sales of all of the Company's principal products. Sales of vital wheat gluten rose by 20%, mainly as the result of slightly higher volume sales and stronger demand compared to a year ago. Premium wheat starch sales increased by approximately 21% as demand for the Company's modified starch varieties grew. Sales of alcohol products climbed approximately 14% above the prior year's first quarter level. This increase resulted chiefly from strengthened demand for food grade alcohol for beverage applications and a slight surge in demand for fuel grade alcohol. Sales of distillers feeds, a by-product of the alcohol production process, rose approximately 17% due to increased volumes resulting from the distillation of larger amounts of alcohol. Fluctuations in selling prices of the Company's vital wheat gluten generally are due to fluctuations in grain costs and competition. Wheat starch prices traditionally track corn starch prices, with the exception of the Company's specialty modified starches. Fuel alcohol prices traditionally follow the movement of gasoline prices.

Prices for food grade alcohol for beverage applications normally follow the movement of corn prices, while prices for food grade alcohol for industrial and commercial applications are normally consistent with prices for industrial alcohol derived from synthetic products such as petroleum.

                   MIDWEST GRAIN PRODUCTS, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

              THREE MONTHS ENDED SEPTEMBER 30, 1994

Increases in cost of sales due primarily to raw material cost and labor increases were caused by volume increases. Higher costs for chemicals and additives resulted from increased production of modified wheat starches. Finally, the Pekin plant is experiencing normal lower production efficiencies from the start-up of new equipment.

Selling, general and administrative expenses in the first quarter of fiscal 1995 increased by almost $600,000 over expenses in the prior year's first quarter. Management bonuses increased by over $200,000. The management bonus program is designed to recognize the accomplishment of specific, pre-established Company goals. Commissions also increased by over $200,000 due to increased sales subject to commissions. The remainder of the increase was experienced generally throughout the expenses categories.

The consolidated effective income tax rate increased as a result of increased federal and state tax rates.

The general effects of inflation were minimal.

As a result of the foregoing factors, the Company realized net income of $2,756,000 in the first quarter of fiscal 1995 compared to $1,093,000 in the first quarter of fiscal 1994.

Effective March 18, 1994, the Environmental Protection Agency ("EPA") adopted final rules under the Amended Clean Air Act of 1990 requiring that gasoline sold in certain areas of the Country after 1994 be reformulated to reduce vehicle emissions of toxic and ozone-forming compounds (the "RFG Rule"). Included in that Act and the Rule are requirements that the reformulated gasoline ("RFG") contain at least 2% oxygen by weight and that emissions of ozone-forming volatile organic compounds ("VOCs") be reduced to certain specified levels. RFG is required to be sold in nine of the smoggiest metropolitan areas in the United States. Although the addition of ethanol to gasoline will enable the gasoline formulation to satisfy the 2% oxygen requirement, its addition is expected to make it more difficult for the formulation to satisfy the VOC requirements during the summer months. This may encourage refiners and blenders to use alternative petroleum based oxygenates in the RFG program, at least during the summer months.

Due, among other things, to the EPA's desire to permit the RFG program to reduce the United States' reliance on nonrenewable fossil fuels and to reduce the emission of greenhouse gasses, effective September 1, 1994, the EPA adopted additional regulations which generally require that "renewable oxygenates" such as ethanol be used in RFG to satisfy 15% of the required oxygen content from December 1, 1994 through December 31, 1995, and 30% for each calendar year thereafter (the "Renewable

Oxygenate Rule" or "ROR"). Subsequently, two groups representing the petroleum industry filed suit against the EPA seeking to have the ROR set aside on the grounds that the EPA lacked the legal authority necessary to issue the Rule. On September 13, 1994, the U.S. Court of Appeals for the District of Columbia Circuit issued an order staying implementation of the Rule in order to permit the parties and other interested parties time to brief and orally argue the issues raised in the suit.

                   MIDWEST GRAIN PRODUCTS, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

              THREE MONTHS ENDED SEPTEMBER 30, 1994


Although the Court set an expedited schedule that requires that final briefs be submitted by January 12, 1995, it is uncertain as to when or if the stay will be lifted.

The preambles to the RFG Rule and the ROR indicate a belief by the EPA that the RFG Rule will increase demand for ethanol and that the ROR will further increase that demand. Accordingly, the Company believes that the RFG Rule, whether or not the ROR is implemented, will likely increase to some extent the demand for ethanol and that we will continue to have opportunities to market additional fuel alcohol from the distillery expansion currently under construction. In either case, the Company's total ethanol production is expected to be a relatively small part of a very large fuel ethanol market.

                   MIDWEST GRAIN PRODUCTS, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

              THREE MONTHS ENDED SEPTEMBER 30, 1994

LIQUIDITY AND CAPITAL RESOURCES

The following table is presented as a measure of the Company's liquidity and financial condition:


                                    September 30,    June 30,
                                        1994           1994
                                    -------------    --------
                                         (in thousands)

   Cash, cash equivalents and
      short-term investments           $ 2,864       $ 4,171

   Long-term liquid investments          5,671        14,504

   Long-term debt                       25,000        25,000

   Working capital                      26,773        22,151


While the Company's working capital position improved during the first quarter, expenditures for the Pekin plant expansion, which totaled $9.6 million, reduced investments held for this purpose. Although short-term liquidity was adversely affected by increased receivables resulting from increased sales volumes, normal high grain purchasing requirements were delayed due to a late milo harvest.

At September 30, 1994, the Company has amounts remaining to spend under capital improvements projects totaling approximately $23.8 million. As previously discussed, the distillery project at Pekin is proceeding on schedule toward a January 1995 completion. Additionally, the gluten expansion and new wheat starch facilities at Pekin are expected to come on line at the end of March 1995, which will increase gluten and starch capacities by 40% and 70%, respectively. Capital improvement projects in Atchison include expansions of the flour mill, wheat starch capacity and wastewater treatment plant.

The Company also has lines of credit totalling $25 million on which there were no borrowings at September 30, 1994.

Midwest Grain Products believes the above borrowings, existing working capital and working capital generated from future operations will allow it to accomplish its plant expansion and expanded working capital needs.

                       MIDWEST GRAIN PRODUCTS, INC.

                                 PART II

                            OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

                (15) Letter from independent public accountants pursuant to paragraph (d) of Rule 10-01 of Regulation S-X
(incorporated by reference to Independent Accountants Review
Report at page 2 hereof).

                (20)   Report to Stockholders for the three
months ended September 30, 1994 (without financial statements).

                (27)   Financial Data Schedule for the quarter
ended September 30, 1994.

          (b) Reports on Form 8-K

                The Company has filed no reports on Form 8-K during the quarter ended September 30, 1994.





                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MIDWEST GRAIN PRODUCTS, INC.

       November 10, 1994            /s/ Cloud L. Cray, Jr.
     _____________________        By___________________________
             Date                  Cloud L. Cray, Jr.
                                   Chairman of the Board

       November 10, 1994            /s/ Robert G. Booe
     _____________________        By___________________________
             Date                  Robert G. Booe, Vice President
                                   and Chief Financial Officer