Form 10-Q
period 1994-12-31
MIDWEST GRAIN PRODUCTS INC
filed 1995-02-13
CIK 835011

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549



                           FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


             For Quarter Ended December 31, 1994 -
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


                      Common stock, no par value
                     9,765,172 shares outstanding
                        as of February 1, 1995.

                               INDEX



                                                            Page

PART I.  FINANCIAL INFORMATION

     Item 1.    Financial Statements

          Independent Accountants' Review Report              2

          Condensed Consolidated Balance Sheets as of
          December 31, 1994 and June 30, 1994                 3

          Condensed Consolidated Statements of Income
          for the Three Months and Six Months Ended
          December 31, 1994 and 1993                          5

          Condensed Consolidated Statements of
          Cash Flows for the Six Months Ended
          December 31, 1994 and 1993                          6

          Notes to Condensed Consolidated
          Financial Statements                                7

     Item 2.    Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                 8


PART II.  OTHER INFORMATION

     Item 6.    Exhibits and Reports on Form 8-K              14

[Baird, Kurtz & Dobson LOGO]
Baird, Kurtz & Dobson
Certified Public Accountants

                 Independent Accountants' Review Report

Board of Directors and Stockholders
Midwest Grain Products, Inc.
Atchison, Kansas   66002

     We have reviewed the condensed consolidated balance sheet of MIDWEST GRAIN PRODUCTS, INC. and subsidiaries as of December 31, 1994, and the related condensed consolidated statements of income for the three month and six month periods ended December 31, 1994 and 1993, and the related condensed consolidated statements of cash flows for the six month periods ended December 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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

                               S/Baird, Kurtz & Dobson
                                 BAIRD, KURTZ & DOBSON

Kansas City, Missouri
January 26, 1995

City Center Square, Suite 2700, 1100 Main,         816 221-6300
Kansas City, Missouri 64105                    FAX 816 221-6380

With Offices in:  Arkansas, Colorado, Kansas, Kentucky, Missouri,
    Nebraska, Oklahoma
Member of Moores Rowland International

                   MIDWEST GRAIN PRODUCTS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In Thousands)


                            ASSETS



                                      December 31,     June 30,
                                           1994          1994
                                     -------------     --------
                                      (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents            $             $  3,832
   Short-term investments                   339            339
   Receivables                           22,456         20,457
   Notes receivable                         814            814
   Inventories                           13,619         13,229
   Prepaid expenses                         743            576
   Refundable income taxes                  769
   Deferred income taxes                    876            876
                                        -------        -------
          Total Current Assets           39,616         40,123
                                        -------        -------

INVESTMENTS                                             14,504
                                        -------        -------

LONG-TERM RECEIVABLES                       591            961
                                        -------        -------


PROPERTY AND EQUIPMENT, At cost         200,498        182,446
   Less accumulated depreciation         72,318         69,888
                                        -------        -------

                                        128,180        112,558
                                        -------        -------

                                       $168,387       $168,146
                                       ========       ========










See Accompanying Note to Condensed Consolidated
   Financial Statements

                   MIDWEST GRAIN PRODUCTS, INC.

                         (In Thousands)


              LIABILITIES AND STOCKHOLDERS' EQUITY



                                      December 31,     June 30,
                                           1994          1994
                                      -------------     --------
                                       (Unaudited)

CURRENT LIABILITIES
   Disbursements in excess of
    demand deposit cash                 $  3,553     $
   Accounts payable                        5,729         8,551
   Accrued expenses                        6,077         8,189
   Income taxes payable                                  1,232
                                        --------      --------
     Total Current Liabilities            15,359        17,972
                                        --------      --------

LONG-TERM DEBT                            25,000       25,000
                                        --------      --------

POST-RETIREMENT BENEFITS                   5,348        5,045
                                        --------      --------

DEFERRED INCOME TAXES                      5,956        5,956
                                        --------      --------

STOCKHOLDERS' EQUITY
   Capital stock
      Preferred, 5% noncumulative,
         $10 par value; authorized
         1,000 shares; issued and
         outstanding 437 shares                4            4
      Common, no par; authorized
         20,000,000 shares; issued
         9,765,172 shares                  6,715        6,715
   Additional paid-in capital              2,485        2,485
   Retained earnings                     107,520      104,969
                                        --------     --------
                                         116,724      114,173
                                        --------     --------

                                        $168,387     $168,146
                                        ========     ========


See Accompanying Note to Condensed Consolidated
   Financial Statements

                   MIDWEST GRAIN PRODUCTS, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME

  THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1994 AND 1993

                          (Unaudited)


                            Three Months         Six Months
                        ------------------    ------------------

                         1994       1993       1994       1993
                        ------     ------     -------    -------
                        (in thousands, except per share amounts)

NET SALES               $44,488    $45,286    $90,472    $84,448

COST OF SALES            37,754     37,201     76,088     71,786
                        -------    -------    -------    -------


GROSS PROFIT              6,734      8,085     14,384     12,662

SELLING, GENERAL
  AND ADMINIS-
  TRATIVE EXPENSES        2,897      2,670      6,326      5,501
                        -------    -------    -------    -------
                          3,837      5,415      8,058      7,161

OTHER OPERATING INCOME
  (LOSS)                      9       (122)        13       (228)
                         -------    -------    -------    -------

INCOME FROM OPERATIONS    3,846      5,293      8,071      6,933

OTHER INCOME (LOSS)         (87)      (188)       320        (80)
                         -------    -------    -------    -------

INCOME BEFORE INCOME
  TAXES                   3,759      5,105      8,391      6,853

PROVISION FOR INCOME
  TAXES                   1,522      1,918      3,398      2,573
                         -------    -------   -------    -------

NET INCOME              $ 2,237    $ 3,187    $ 4,993    $ 4,280
                        =======    =======    =======    =======

EARNINGS PER COMMON SHARE   $.23       $.33       $.51       $.44
                            ====       ====       ====       ====



See Accompanying Note to Condensed Consolidated
   Financial Statements

                   MIDWEST GRAIN PRODUCTS, INC.

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

           SIX MONTHS ENDED DECEMBER 31, 1994 AND 1993
                          (Unaudited)
                                               1994        1993
                                             --------    --------
                                               (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                 $ 4,993   $  4,280
   Items not requiring (providing) cash:
      Depreciation                              3,527      3,083
      Gain on sale of assets                     (248)       (29)
      Deferred income taxes                                  (79)
   Changes in:
      Accounts receivable                      (1,999)    (2,244)
      Inventories                                (390)     2,273
     Prepaid expenses                            (167)      (149)
      Disbursements in excess of demand
         deposit cash                           3,553
      Accounts payable                           (163)       362
      Accrued expenses                         (1,809)      (881)
      Income taxes payable                     (2,001)        29
                                               -------   --------
          Net cash provided by
             operating activities               5,296      6,645
                                               -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property and equipment        (21,824)   (22,995)
   Purchase (sale) of short-term
      investments                              14,531    (21,585)
   Proceeds from sale of equipment                264         47
   Payment received on note for sale of plant     343          4
                                               -------   -------
          Net cash used in
             investing activities              (6,686)   (44,529)
                                               -------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from issuance of
      long-term debt                                      25,000
   Dividends paid                              (2,442)    (2,442)
                                               -------   --------
          Net cash provided by (used in)
             financing activities              (2,442)    22,558
                                               -------   --------
DECREASE IN CASH AND
   CASH EQUIVALENTS                            (3,832)   (15,326)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                          3,832     20,074
                                              --------   --------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD                              $     0   $  4,748
                                              =======    ========
See Accompanying Note to Condensed Consolidated
   Financial Statements

                   MIDWEST GRAIN PRODUCTS, INC.

      NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                SIX MONTHS ENDED DECEMBER 31, 1994

                          (Unaudited)



NOTE 1:  GENERAL

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the Company's condensed consolidated financial position as of December 31, 1994, and the condensed consolidated results of its operations and its cash flows for the periods ended December 31, 1994 and 1993, and are of a normal recurring nature.

                   MIDWEST GRAIN PRODUCTS, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1994



RESULTS OF OPERATIONS

General
- - - -------

Results of sales and earnings for the second quarter of fiscal 1995 decreased compared to these same results for the second quarter of fiscal 1994. Lower unit sales of vital wheat gluten combined with reduced efficiencies associated with the start-up of new distillery equipment at the Company's Pekin, Illinois plant were principal causes for the decline. The drop in wheat gluten volume was due to a severe tightening of marketing opportunities brought on by a barrage of gluten imports from Europe. Profits from their highly subsidized and protected wheat starch business allow European producers to easily place their gluten surpluses in the United States market. Low U.S. tariff rates on wheat gluten provide little deterrence to this practice, while high tariffs in Europe effectively prohibit non-European Union member countries from competing in the wheat gluten and wheat starch markets there. The Company's competitive abilities were further constricted in the second quarter by higher per bushel costs for wheat than were experienced during the same quarter the prior year. Although the Company, with the assistance of certain U.S. legislators and trade officials, is actively seeking measures that would create a more level playing field, gluten imports from Europe continue to come into this country at a record pace.

The Company's unit sales of alcohol products in the second quarter remained approximately even with the prior year's second quarter amount. An increase in unit sales of fuel grade alcohol, which is sold as an octane additive commonly known as ethanol, offset a decrease in unit sales of food grade alcohol, which is sold for beverage, industrial and commercial applications. The reduction in food grade alcohol volume resulted from a change in the Company's alcohol production mix, which was required to satisfy heightened customer needs in the fuel market. Demand in both the food grade and fuel grade markets has remained strong, however. With completion of the distillery expansion in Pekin, which is designed to double Midwest Grain's total alcohol production capacity, the Company expects to improve its ability to satisfy demand in all of its alcohol markets more effectively. This expansion was scheduled to be on line by January 1995. However, the completion has been delayed until later in the current quarter due to unanticipated mechanical problems with two new distillery feed driers. As a result, the Company anticipates a continuation of lower efficiencies that will adversely affect results in the remaining months of fiscal 1995.

                   MIDWEST GRAIN PRODUCTS, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1994


The Company's unit sales of wheat starch in the second quarter surged above the prior year's second quarter level. The increase resulted mainly from higher volumes of modified wheat starches which are sold in a variety of special market niches. A planned 70% increase in wheat starch production capacity, that was originally slated for completion at the Pekin plant toward the end of this year's third quarter, has been tentatively rescheduled for completion in the fourth quarter. The postponement was prompted by the delay in the distillery expansion. A planned 40% increase in total gluten production capacity also has been tentatively moved from the third quarter to the fourth quarter, principally due to weakened unit sales caused by increased foreign competition. While the Company believes unfavorable conditions, namely reduced efficiencies and intense foreign competition, may have significant negative impact on results for the third quarter and for all of fiscal 1995, it expects gradual improvements to occur from its projected higher alcohol capacities, and a continuance of strong demand for its alcohol products and wheat starch.

Sales
- - - -----

Grain products sales for the second quarter of fiscal 1995 decreased by approximately $798,000 below sales in the second quarter of fiscal 1994. The decrease was principally due to lower sales of vital wheat gluten, which fell by 14% as the result of reduced marketing opportunities caused by a large influx of gluten imports from Europe. A 2.5% increase in sales of alcohol products compared to the prior year's second quarter resulted from a significant jump in fuel alcohol volume. Sales of food grade alcohol for beverage, industrial and commercial application declined as a sizeable percentage of the Company's alcohol production was shifted to the fuel category in response to preestablished customer requirements. Sales of distillers' feeds, a by-product of the alcohol production process, rose almost 4% due to increased volumes resulting from the distillation of larger amounts of alcohol. A continued increase in sales of modified wheat starches pushed total wheat starch sales in the second quarter of 15% above the prior year's second quarter level. The increase in grain products sales for the first six-month period of fiscal 1995, amounting to approximately $6,024,000, was experienced in the first quarter. This mainly resulted from increased volume sales of all of the Company's principal products. The higher volumes were generated by increased demand in each principal product market compared to the first quarter of fiscal 1994, which suffered from the effects of record rain and floods in the Midwest. Changes in selling prices of the Company's vital wheat gluten

                   MIDWEST GRAIN PRODUCTS, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1994

generally are due to fluctuations in grain costs and competition. Wheat starch prices traditionally track corn starch prices, with the exception of the Company's specialty modified starches. Fuel alcohol prices traditionally follow the movement of gasoline prices. Prices for food grade alcohol for beverage applications normally follow the movement of corn prices, while prices for food grade alcohol for industrial and commercial applications are normally consistent with prices for industrial alcohol derived from synthetic products such as petroleum.

Cost of Sales
- - - -------------

The cost of sales in the second quarter of fiscal 1995 rose by approximately $553,000 above cost of sales in the same period of the preceding year. Increased raw material costs for grain, amounting to approximately $.3 million, and increased maintenance and repair costs, amounting to approximately $1.1 million, were offset by volume declines from those realized in the second quarter of fiscal 1994. The higher maintenance and repair costs were mainly due to work associated with the distillery expansion at the Company's Pekin plant and repairs of wheat starch driers at the Atchison plant. Other manufacturing cost increases were principally due to higher energy costs, higher costs for chemicals and additives resulting from increased production of modified wheat starches, and depreciation of buildings and equipment. The cost of sales for the first six months of fiscal 1995 increased by approximately $4.3 million over costs for the first half of fiscal 1994. The vast majority of this increase occurred in the first quarter and was primarily due to volume increases as well as the increased costs referred to above in the second quarter.

Selling, General and Administrative Expenses
- - - --------------------------------------------

Selling, general and administrative expenses in the second quarter of fiscal 1995 were up approximately $227,000 compared to the same period the prior year. This increase was experienced generally throughout the expense categories with no major contribution to the increase. For the first six months of fiscal 1995, expenses rose by approximately $825,000 above expenses for the first half of fiscal 1994. Of the nearly $600,000 increase that occurred in the first quarter of fiscal 1995, over $200,000 was due to an increase in sales subject to commissions. An additional expense of over $200,000 resulted from an increase in the management bonus program, which is designed to recognize the accomplishment of specific, pre-established Company goals. The remainder of the increase during the first half of the year was experienced generally throughout the expenses categories.

                   MIDWEST GRAIN PRODUCTS, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1994



The consolidated effective income tax rate increased as a result of federal and state tax rates.

The general effects of inflation were minimal.

Net Income
- - - ----------

Primarily as a result of the foregoing factors, net income in the second quarter of fiscal 1995 declined to $2,237,000 from $3,187,000 realized in the second quarter of fiscal 1994.
Combined with a first quarter increase of $1,663,000, net income for the first six months of fiscal 1995 increased to $4,993,000 from $4,280,000 in the first six months of fiscal 1994.

RFG Program
- - - -----------

Effective March 18, 1994, the Environmental Protection Agency ("EPA") adopted final rules under the Amended Clean Air Act of 1990 requiring that gasoline sold in certain areas of the Country after 1994 be reformulated to reduce vehicle emissions of toxic and ozone-forming compounds (the "RFG Rule"). Included in that Act and rule are requirements that the reformulated gasoline ("RFG") contain at least 2% oxygen by weight and that emissions of ozone-forming volatile organic compounds ("VOCs") be reduced to certain specified levels. RFG is required to be sold in nine of the smoggiest metropolitan areas in the United States. Although the addition of ethanol to gasoline will enable the gasoline formulation to satisfy the 2% oxygen requirement, its addition is expected to make it more difficult for the formulation to satisfy the VOC requirements during the summer months. This may encourage refiners and blenders to use alternative petroleum-based oxygenates in the RFG program, at least during the summer months.

Due, among other things, to the EPA's desire to permit the RFG program to reduce the United States' reliance on nonrenewable fossil fuels and to reduce the emission of greenhouse gasses, effective September 1, 1994, the EPA adopted additional regulations which generally require that "renewable oxygenates" such as ethanol be used in RFG to satisfy 15% of the required oxygen content from December 1, 1994 through December 31, 1995, and 30% for each calendar year thereafter (the "Renewable Oxygenate Rule" or "ROR"). Subsequently, two groups representing the petroleum industry filed suit against the EPA seeking to have the ROR set aside on the grounds that the EPA lacked the

                   MIDWEST GRAIN PRODUCTS, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1994



legal authority necessary to issue the Rule. On September 13, 1994, the U.S. Court of Appeals for the District of Columbia Circuit issued an order staying implementation of the Rule in order to permit the parties and other interested parties time to brief and orally argue the issues raised in the suit. Final briefs have been submitted and oral arguments have been scheduled for February 16, 1995. It is uncertain as to when the court will reach a decision following the hearing and whether the stay will ultimately be lifted.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table is presented as a measure of the Company's liquidity and financial condition:

                                   December 31,   June 30,
                                       1994         1994
                                   ------------   --------
                                       (in thousands)

   Cash, cash equivalents and
      short-term investments        $    339         $ 4,171
   Long-term liquid investments                       14,504
   Long-term debt                     25,000          25,000
   Working capital                    24,257          22,151


While the Company's working capital position improved during the first six months, expenditures for the Pekin plant expansion, which totalled $21.8 million, reduced investments held for this purpose and operating cash balances. Higher receivable balances at December 31, 1994 and increased income tax payments during the first six months also impacted short-term liquidity. As anticipated, the Company did not begin utilizing its available lines of credit until January, 1995.

                   MIDWEST GRAIN PRODUCTS, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1994


At December 31, 1994, the Company has amounts remaining to spend under capital improvement projects totalling approximately $14.0 million. As previously discussed, the distillery project at Pekin is now scheduled to be completed during the third quarter. Additionally, the gluten expansion and new wheat starch facilities at Pekin, which will increase gluten and starch capacities by 40% and 70%, respectively, are now scheduled to come on line sometime during the fourth quarter. Capital improvement projects in Atchison include normal improvements and expansions primarily in the gluten and starch processes and expanded storage facilities for gluten and starch.

While there were no borrowings at December 31, 1994 on available lines of credit totalling $25 million, the Company began utilizing the lines in January 1995.

Midwest Grain Products believes the above borrowings, existing working capital and working capital to be generated from future operations, will allow it to complete its expansion projects and meet expanded working capital needs.

                              PART II

                         OTHER INFORMATION





Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)   Exhibits

                (15) Letter from independent public accountants pursuant to paragraph (d) of Rule 10-01 of Regulation S-X (incorporated by reference to Independent Accountants' Review Report at page 2 hereof)

                (20) Report to stockholders for the six months ended December 31, 1994 (without financial statements).

          (b)   Reports on Form 8-K

                The Company has filed no reports on Form 8-K during the quarter ended December 31, 1994.



                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MIDWEST GRAIN PRODUCTS, INC.



             2-8-95              By  /s/ Ladd M. Seaberg
- - - --------------------------------   -------------------------------
              Date                 Ladd M. Seaberg
                                   President and Chief Executive
                                   Officer



             2-8-95              By   /s/ Robert G. Booe
- - - -------------------------------     -------------------------------
              Date                 Robert G. Booe, Vice President
                                   and Chief Financial Officer