Form 10-Q
period 1995-03-31
MIDWEST GRAIN PRODUCTS INC
filed 1995-05-15
CIK 835011

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549



                           FORM 10-Q



           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


               For Quarter Ended March 31, 1995 -
                  Commission File No. 0-17196


                  MIDWEST GRAIN PRODUCTS, INC.
               ____________________________________
   (Exact Name of Registrant as Specified in Its Charter)

              KANSAS                               48-0531200
   ______________________________               ________________
   (State or Other Jurisdiction of                 IRS Employer
  Incorporation or Organization)               Identification No.


           1300 Main Street, Atchison, Kansas    66002
      _____________________________________________________
      (Address of Principal Executive Offices and Zip Code)

                          (913) 367-1480
      ______________________________________________________
      (Registrant's Telephone Number, Including Area Code)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days. [x] YES [__] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                      Common stock, no par value
                     9,765,172 shares outstanding
                          as of May 1, 1995.

                               INDEX






PART I.  FINANCIAL INFORMATION                              Page
                                                            ____
     Item 1.    Financial Statements
                ____________________
          Independent Accountants' Review Report                2

          Condensed Consolidated Balance Sheets as of
          March 31, 1995 and June 30, 1994                      3

          Condensed Consolidated Statements of Income
          for the Three Months and Nine Months Ended
          March 31, 1995 and 1994                               5

          Condensed Consolidated Statements of
          Cash Flows for the Nine Months Ended
          March 31, 1995 and 1994                               6

          Note to Condensed Consolidated
          Financial Statements                                  7

     Item 2.    Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations                                      8


PART II.  OTHER INFORMATION

     Item 6.    Exhibits and Reports on Form 8-K               12

       [LOGO]
Baird, Kurtz & Dobson
Certified Public Accountants

                 Independent Accountants' Review Report

Board of Directors and Stockholders
Midwest Grain Products, Inc.
Atchison, Kansas   66002

     We have reviewed the condensed consolidated balance sheet of MIDWEST GRAIN PRODUCTS, INC. and subsidiaries as of March 31, 1995, and the related condensed consolidated statements of income for the three month and nine month periods ended December 31, 1995 and 1994, and the related condensed consolidated statements of cash flows for the nine month periods ended March 31, 1995 and 1994.

     These financial statements are the responsibility of the Company's management.

     We conducted our reviews in accordance with STATEMENTS ON STANDARDS FOR ACCOUNTING AND REVIEW SERVICES issued by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

                             /S/ Baird, Kurtz & Dobson
                               BAIRD, KURTZ & DOBSON
Kansas City, Missouri
April 25, 1995
City Center Square, Suite 2700, 1100 Main,         816 221-6300
Kansas City, Missouri 64105                    FAX 816 221-6380
With Offices in:  Arkansas, Colorado, Kansas, Kentucky, Missouri,
                  Nebraska, Oklahoma
Member of Moores Rowland International

                   MIDWEST GRAIN PRODUCTS, INC.


              CONDENSED CONSOLIDATED BALANCE SHEETS

                         (In Thousands)


                            ASSETS


                                    March 31,       June 30,
                                      1995            1994
                                  ___________       ________
                                  (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                      $  3,832
   Short-term investments                339           339
   Receivables                        19,616        20,457
   Notes receivable                      814           814
   Inventories                        15,851        13,229
   Prepaid expenses                      780           576
   Refundable income taxes               836
   Deferred income taxes                 876           876
                                     _______        ______

          Total Current Assets        39,112        40,123
                                     _______       _______

INVESTMENTS                                         14,504
                                                   _______

LONG-TERM RECEIVABLES                    442           961
                                     _______       _______


PROPERTY AND EQUIPMENT, At cost      207,368       182,446
   Less accumulated depreciation      73,944        69,888
                                     _______       _______

                                     133,424       112,558
                                     _______       _______




                                    $172,978       $168,146
                                    ========       ========







See Accompanying Note to Condensed Consolidated Financial
   Statements and Independent Accountants' Review Report

                   MIDWEST GRAIN PRODUCTS, INC.

                         (In Thousands)


              LIABILITIES AND STOCKHOLDERS' EQUITY


                                         March 31,     June 30,
                                           1995          1994
                                        __________     ________
                                        (Unaudited)

CURRENT LIABILITIES
   Disbursements in excess of
      demand deposit cash                $    387
   Accounts payable                         4,307     $  8,551
   Accrued expenses                         6,014        8,189
   Income taxes payable                                  1,232
                                         ________     ________
          Total Current Liabilities        10,708       17,972
                                         ________     ________

LONG-TERM DEBT                             35,000       25,000
                                         ________     ________

POST-RETIREMENT BENEFITS                    5,513        5,045
                                         ________     ________

DEFERRED INCOME TAXES                       5,956        5,956
                                         ________     ________
STOCKHOLDERS' EQUITY
   Capital stock
      Preferred, 5% noncumulative,
         $10 par value; authorized
         1,000 shares; issued and
         outstanding 437 shares                 4            4
      Common, no par; authorized
         20,000,000 shares; issued
         9,765,172 shares                   6,715         6,715
Additional paid-in capital                  2,485         2,485
   Retained earnings                      106,597       104,969
                                        _________      ________
                                          115,801       114,173
                                        _________      ________

                                         $172,978      $168,146
                                         ========      ========



       See Accompanying Note to Condensed Consolidated Financial
         Statements and Independent Accountants' Review Report

                   MIDWEST GRAIN PRODUCTS, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME

  THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1995 AND 1994

                          (Unaudited)


                             Three Months         Nine Months

                        _________  _________  _________  ________
                          1995        1994      1995       1994
                        _________  _________  _________  ________
                         (in thousands, except per share amounts)


NET SALES                 $42,005    $50,652   $132,477  $135,100

COST OF SALES              39,032     38,011    115,120   109,797
                          _______    _______    _______  ________


GROSS PROFIT               2,973     12,641     17,357     25,303

SELLING, GENERAL
  AND ADMINIS-
  TRATIVE EXPENSES         2,298      2,886      8,624      8,387
                         _______    _______    _______    _______
                             675      9,755      8,733     16,916

OTHER OPERATING LOSS        (36)      (118)       (23)      (346)
                         _______    _______    _______    _______

INCOME FROM OPERATIONS       639      9,637      8,710     16,570

OTHER INCOME (LOSS)         (138)        92        182         12

                         _______    _______    _______    _______

INCOME BEFORE INCOME
  TAXES                      501      9,729      8,892     16,582

PROVISION FOR INCOME
  TAXES                      203      3,645      3,601      6,218
                         _______    _______    _______    _______

NET INCOME               $   298    $ 6,084    $ 5,291    $10,364
                         =======    =======    =======    =======

EARNINGS PER COMMON SHARE   $.03       $.62       $.54      $1.06
                            ====       ====       ====      =====


        See Accompanying Note to Condensed Consolidated Financial
          Statements and Independent Accountants' Review Report

                   MIDWEST GRAIN PRODUCTS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

            NINE MONTHS ENDED MARCH 31, 1995 AND 1995
                          (Unaudited)
                                                1995        1994
                                               ______      ______
                                                 (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                  $ 5,291   $ 10,364
   Items not requiring (providing) cash:
      Depreciation                               5,623      4,819
      Gain on sale of assets                     (205)       (36)
      Deferred income taxes                                 (120)
   Changes in:
      Accounts receivable                          841    (3,295)
      Inventories                              (2,622)      (796)
      Prepaid expenses                           (204)      (153)
      Disbursements in excess of
        demand deposit                             387
      Accounts payable                         (2,159)       178
      Accrued expenses                         (1,707)      (635)
      Income taxes payable                     (2,068)      1,512
                                              _______   ________
          Net cash provided by
             operating activities               3,177      11,838
                                               _______   ________
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property and equipment        (28,648)   (32,995)
   (Purchase) sale of short-term
      investments, net                          14,505   (19,891)
   Proceeds from sale of equipment                 279         59
   Proceeds from notes receivable                             814
   Payment received on note for sale of plant      518          5
                                               _______    _______
          Net cash used in
             investing activities              (13,346)  (52,008)
                                               _______   ________
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of
      long-term debt                             10,000    25,000
   Principal payment on long-term debt                       (50)
   Dividends paid                               (3,663)   (3,663)
                                               _______   ________
          Net cash provided by
             financing activities                6,337     21,287
                                              _______   ________
DECREASE IN CASH AND CASH
   EQUIVALENTS                                  (3,832)  (18,883)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                           3,832     20,074
                                               _______   ________
CASH AND CASH EQUIVALENTS,
   END OF PERIOD                              $     0    $  1,191
                                              =======    ========
           See Accompanying Note to Condensed Consolidated Financial Statements and Independent Accountants' Review Report

                   MIDWEST GRAIN PRODUCTS, INC.

      NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                NINE MONTHS ENDED MARCH 31, 1995
                          (Unaudited)

NOTE:  GENERAL

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's condensed consolidated financial position as of March 31, 1995, and the condensed consolidated results of its operations and its cash flows for the periods ended March 31, 1995 and 1994, and are of a normal recurring nature.

                   MIDWEST GRAIN PRODUCTS, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1995

RESULTS OF OPERATIONS

General
_______

Sales and earnings for the third quarter of fiscal 1995 declined significantly compared to these same results for the third quarter of fiscal 1994. Lower sales of vital wheat gluten combined with reduced efficiencies associated with the start-up of new distillery equipment at the Company's Pekin, Illinois plant were principal causes for the decrease. The drop in wheat gluten volume resulted from reduced marketing opportunities due to increased gluten imports from Europe. The high sales of wheat gluten the Company experienced in the third quarter of fiscal 1994 resulted from an exceptionally large increase in demand during that period. This situation was principally caused by greatly increased requirements for gluten for use in fortifying flour due to poor protein levels in domestic and non-domestic wheat supplies. After a return to more normal crop conditions this past summer, the U.S. market began experiencing a substantial rise in imported wheat gluten from the European Union, where wheat starch and gluten capacities underwent sizeable increases. Profits from their highly subsidized and protected wheat starch business allow European producers to easily place their gluten surpluses in the United States market. Low U.S. tariff rates on wheat gluten provide little deterrence to this practice, while high tariffs in Europe effectively prohibit non-European Union member countries from competing in the wheat gluten and wheat starch markets there. Although the Company is actively seeking measures that would create a more level playing field, gluten imports from Europe continue to come into this country at a record pace.

The Company's unit sales of alcohol products in the third quarter were up significantly compared to the prior year's third quarter amount. A significant increase in unit sales of fuel grade alcohol, which is sold as an octane additive commonly known as ethanol, offset a decrease in unit sales of food grade alcohol, which is sold for beverage industrial and commercial applications. While market opportunities for food grade alcohol have remained strong, the lower unit sales of this product in the third quarter resulted from a change in the Company's alcohol production mix, which was required to satisfy heightened customer needs in the fuel market. The Company expects growth opportunities in the fuel grade market to continue, but at a more gradual rate due to the recent reversal of an Environmental Protection Agency regulation requiring that renewable fuel oxygenates such as grain-based ethanol play a larger role in satisfying future Clean Air Act requirements in certain areas of the country. The EPA regulation was rescinded by the U. S. Circuit Court of Appeals for the District of Columbia on

                      MIDWEST GRAIN PRODUCTS, INC.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1995


April 28, several months after a suit contesting the EPA's authority to issue the regulation was filed by two groups representing the petroleum industry. With completion of the distillery expansion in Pekin, which is designed to double Midwest Grain's total alcohol production capacity, the Company expects to improve its ability to satisfy demand in all of its alcohol markets more effectively. This expansion was scheduled to be on line by January 1995. However, the completion was delayed by unanticipated mechanical equipment problems with two new distillery feed driers. At the end of the quarter, intermediate repairs to the driers were completed by the equipment supplier. Since then, the Company has experienced increased alcohol production levels. Production is expected to improve further when final repairs to the equipment are completed late this summer. Substantial improvements in operational efficiencies should occur as a result.

The Company's unit sales of wheat starch in the third quarter rose above the prior year's third quarter level. The increase resulted mainly from higher volumes of modified wheat starches which are sold in a variety of special market niches. A planned 70% increase in wheat starch production capacity, that was originally slated for completion at the Pekin plant toward the end of this year's third quarter, was rescheduled for completion at the end of the fourth quarter. The postponement was prompted by the delay in the distillery expansion. A planned 40% increase in total gluten production capacity also was postponed from the third quarter, principally due to weakened unit sales caused by increased foreign competition. The rescheduling of this project will be based on a return to greater stability in the gluten market. While the Company believes unfavorable conditions, namely reduced efficiencies and intense foreign competition, will continue to have significant negative impact on results for the current quarter, it expects gradual improvements to occur from its projected higher alcohol capacities, and assuming a continuance of strong demand for its alcohol products and wheat starch.

Sales
_____

Grain products sales for the third quarter of fiscal 1995 decreased by approximately $8,647,000 below sales in the third quarter of fiscal 1994. The decrease was principally due to lower sales of vital wheat gluten, which fell nearly 50% as the result of reduced marketing opportunities caused by a large increase in gluten imports from Europe. An 18% increase in sales of alcohol products compared to the prior year's third quarter resulted from a significant jump in fuel alcohol volume. Sales of food grade alcohol for beverage, industrial and commercial applications declined, as a sizeable percentage of the Company's

                      MIDWEST GRAIN PRODUCTS, INC.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1995

alcohol production was shifted to the fuel category in response to pre-established customer requirements. Sales of distillers' feeds, a by-product of the alcohol production process, remained approximately even with levels experienced in the third quarter of fiscal 1994. A continued increase in sales of modified wheat starches pushed total wheat starch sales in this year's third quarter almost 7% above the prior year's third quarter level.
The majority of the decrease in grain products sales for the first nine-month period of fiscal 1995, amounting to approximately $2,623,000, was experienced in the third quarter. This mainly resulted from decreased volume sales of vital wheat gluten due to increased foreign competition and a reduction in market demand compared to the extraordinary demand experienced during the same period a year ago. Changes in selling prices of the Company's vital wheat gluten generally are due to fluctuations in grain costs and competition. Wheat starch prices traditionally track corn starch prices, with the exception of the Company's specialty modified starches. Fuel alcohol prices traditionally follow the movement of gasoline prices. Prices for food grade alcohol for beverage applications normally follow the movement of corn prices, while prices for food grade alcohol for industrial and commercial applications are normally consistent with prices for industrial alcohol derived from synthetic products such as petroleum.

Cost of Sales
_____________

The cost of sales in the third quarter of fiscal 1995 rose by approximately $1 million above cost of sales in the same period the preceding year. Increased maintenance and repair costs, amounting to approximately $832,000, and increased energy costs amounting to $410,000 were offset by decreased raw material costs for grain. The higher maintenance and repair costs were mainly due to work associated with the distillery expansion at the Company's Pekin plant. Other manufacturing cost increases were due to higher costs for chemicals and additives resulting from increased production of modified wheat starches, and depreciation of buildings and equipment. The cost of sales for the first nine months of fiscal 1995 increased by approximately $5.3 million over costs for the first nine months of fiscal 1994. The majority of this increase was primarily due to volume increases in the first quarter, as well as increased maintenance and repair costs in the second and third quarters.

Selling, General and Administrative Expenses
____________________________________________

Selling, general and administrative expenses in the third quarter of fiscal 1995 were down approximately $588,000 compared to the same period the prior year. This principally was due to a decrease of approximately $302,000 in the Company's management

                     MIDWEST GRAIN PRODUCTS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1995


bonus program accrual, and a decrease of approximately $265,000 in sales subject to commissions. The $237,000 increase of expenses for the nine month period was primarily experienced during the first quarter and was incurred generally throughout the expense categories. The consolidated effective income tax rate increased as a result of federal and state tax rates.

The general effects of inflation were minimal.


Net Income
__________

Primarily as the result of the foregoing factors, net income in the third quarter of fiscal 1995 declined to $298,000 from $6,084,000 realized in the third quarter of fiscal 1994. Net income for the first nine months of fiscal 1995 decreased to $5,291,000 from $10,364,000 in the first nine months of fiscal 1994.

                    MIDWEST GRAIN PRODUCTS, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1995


LIQUIDITY AND CAPITAL RESOURCES

The following table is presented as a measure of the Company's liquidity and financial condition:

                                    March 31,       June 30,
                                      1995            1994
                                    _________      _________
                                        (in thousands)

  Cash, cash equivalents and
    short-term investments          $    339        $ 4,171
  Long-term liquid investments                       14,504
  Long-term debt                      35,000         25,000
  Working capital                     28,404         22,151

While the Company's working capital position improved during the nine month period, expenditures for plant additions, including the Pekin expansion, totalled $28.6 million resulting in reduced investments held for this purpose and operating cash balances and increased borrowings. Higher inventory balances, primarily increased quantities of milo, and increased income tax payments during the first nine months also impacted short-term liquidity.

At March 31, 1995, the Company has amounts remaining to spend under capital improvement projects totalling approximately $10.9 million. The expenditures in Pekin primarily relate to the new wheat starch facilities and expansion of the gluten facilities. Capital improvement projects in Atchison include normal improvements and expansions primarily in the gluten and starch processes and expanded storage facilities for gluten and starch.

After borrowing $10 million on its lines of credit during the third quarter, remaining available balances total $15 million.

Midwest Grain Products believes the above borrowings, existing working capital and working capital to be generated from future operations, will allow it to complete its expansion projects and meet expanded working capital needs.

                              PART II

                         OTHER INFORMATION





Item 6.   Exhibits and Reports on Form 8-K
          ________________________________

          (a)   Exhibits

                4(a)   Copy of First Amended Line of Credit Loan
                       Agreement providing for the Issuance of a Line of Credit Note in the amount of $20,000,000.

                4(b)   Copy of Line of Credit Note Under First
                       Amended Line of Credit Loan Agreement

                15 Letter from independent public accountants pursuant to paragraph (d) of Rule 10-01 of Regulation S-X (incorporated by reference to Independent Accountants' Review Report at page 2 hereof)

                20 Report to stockholders for the nine months ended March 31, 1995.

                27     Financial Data Schedule for the nine
                       months ended March 31, 1995.

          (b)   Reports on Form 8-K

                The Company has filed no reports on Form 8-K during the quarter ended March 31, 1995.


                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MIDWEST GRAIN PRODUCTS, INC.

      5-9-95                     By  /s/  Ladd M. Seaberg
__________________________         ______________________________
        Date                       Ladd M. Seaberg
                                   President and Chief Executive
                                   Officer

      5-9-95                     By  /s/  Robert G. Booe
__________________________         ______________________________
        Date                       Robert G. Booe, Vice President
                                   and Chief Financial Officer