Form 10-K
period 1995-06-30
MIDWEST GRAIN PRODUCTS INC
filed 1995-09-13
CIK 835011

As Filed with the Securities and Exchange Commission on September 12, 1995
__________________________________________________________________________

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

                    Annual Report Pursuant to Section 13
                   of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended June 30, 1995

                         MIDWEST GRAIN PRODUCTS, INC.

                          1300 Main Street, Box 130
                            Atchison, Kansas 66002
                          Telephone: (913) 367-1480
                      Incorporated in the State of Kansas

                          COMMISSION FILE NO. 0-17196
                              IRS No. 44-0531200

     The Company has no securities registered pursuant to Section 12(b) of the Act. The only class of common stock outstanding consists of Common Stock having no par value, 9,765,172 shares of which were outstanding at June 30, 1995. The Common Stock is registered pursuant to Section 12(g) of the Act.

     The aggregate market value of the Common Stock of the Company held by non-affiliates, based upon the last sales price of such stock on August 23, 1995, was $147,475,165.

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

     (1) Midwest Grain Products, Inc. 1995 Annual Report to Stockholders, pages 17 through 36 [incorporated into Part II and contained in Exhibit 10(c)].

     (2) Midwest Grain Products, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on October 5, 1995, dated September 12, 1995 (incorporated into Part III).
___________________________________________________________________________

                         MIDWEST GRAIN PRODUCTS, INC.


                                  FORM 10-K



                   For the Fiscal Year Ended June 30, 1995

                                  CONTENTS
                                                              PAGE
                                                              ----
PART I
   Item 1.  Business........................................   4
       General Information..................................   4
       Vital Wheat Gluten...................................   5
       Premium Wheat Starch.................................   6
       Alcohol Products.....................................   7
       Flour and Other Mill Products........................   9
       Transportation.......................................   9
       Raw Materials........................................  10
       Energy...............................................  10
       Employees............................................  10
       Regulation...........................................  11
   Item 2.  Properties......................................  11
   Item 3.  Legal Proceedings...............................  11
   Item 4.  Submission of Matters to a Vote of Security
            Holders.........................................  11

PART II
   Item 5.  Market for the Registrant's Common Equity and
            Related Stockholder Matters.....................  12
   Item 6.  Selected Financial Data.........................  12
   Item 7.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations...  12
   Item 8.  Financial Statements and Supplementary Data.....  12
   Item 9.  Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure..........  12

PART III
   Item 10.  Directors and Executive Officers
             of the Registrant..............................  13
   Item 11.  Executive Compensation.........................  15
   Item 12.  Security Ownership of Certain Beneficial
             Owners and Management..........................  15
   Item 13.  Certain Relationships and Related Transactions.  15

PART IV
   Item 14.  Exhibits, Financial Statement Schedules
             and Reports on Form 8-K........................  16

SIGNATURES..................................................  18

FINANCIAL STATEMENT SCHEDULES............................... S-1
   Report of Independent Public Accountants on Schedules.... S-2
   Schedule VIII.  Valuation and Qualifying Accounts........ S-3



                     ____________________________


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

     The table below shows the Company's sales from continuing operations by product group for each of the five years ended June 30, 1995, as well as such sales as a percent of total sales. The table does not reflect the sales of McCormick Distilling Company, a business that was sold as of December 31, 1992.

                             PRODUCT GROUP SALES

                                                 Year Ended June 30,
                             1995           1994           1993          1992           1991
                         ------------   ------------  -------------  -------------  -----------
                                                    (thousands of dollars)
                             Amount   %     Amount   %    Amount    %     Amount   %     Amount   %
                             ------- ----  -------- ----  -------  ----  -------- ----  -------  ---
Vital Wheat Gluten ......... $49,957 27.7  $ 70,966 38.2  $54,156  33.1  $ 46,941 30.1  $27,833  0.9
Premium wheat starch .......  23,403 13.0    21,110 11.3   18,423  11.3    17,578 11.3   16,068 12.1
Alcohol Products:
  Food Grade Alcohol
     Beverage Alcohol.......  32,573 18.1    29,536 15.9   27,142  16.6    26,437 17.0   25,994 19.5
     Food Grade Industrial..  23,379 13.0    22,585 12.1   17,123  10.5    17,974 11.5   19,391 14.5
  Fuel Grade Alcohol .......  28,120 15.6    19,273 10.4   24,468  15.0    21,069 13.6   15,697 11.8
  Alcohol by-products.......  19,583 10.9    18,146  9.8   19,288  11.8    17,791 11.4   17,010 12.8
      Total alcohol           ------ ----    ------ ----   ------  ----    ------ ----   ------ ----
      products.............. 103,655 57.5    89,540 48.2   88,021  53.9    83,271 53.5   78,092 58.6
                             ------- ----    ------ ----   ------  ----    ------ ----   ------ ----
Flour and other mill
  products .................   3,237  1.8     4,352  2.3    2,826   1.7     8,004  5.1   11,127  8.4
                             ------- ----    ------ ----   ------  ----    ------ ----   ------ ----
  Net sales.................$180,252 100.0 $185,968 100.0 $163,426 100.0 $155,794 100.0 $133,120 100.0
                            ======== ===== ======== ===== ======== ===== ======== ===== ======== =====

     During fiscal 1995 the Company completed $96.8 million of expansion programs started in 1992 which have more than doubled the Company's 1991 capacity to produce all of its products. Although the Company expects that it will take a number of years to develop profitable markets for all of the new capacity, management believes that the expanded facilities have positioned the Company for profitable growth as conditions in the market place improve.

     The Company's fiscal 1995 sales declined from the high levels experienced during fiscal 1994 due primarily to lower sales of vital wheat gluten as the result of increased foreign competition and a reduction in market demand compared to the high demand for gluten in the latter half of fiscal 1994. Profitability declined due to the reduced sales of vital wheat gluten, significantly increased grain costs, less efficient distillery operations due primarily to mechanical problems with two new distillers feed dryers and a $5.0 million write off of an old coal fired boiler at the Pekin plant.

     The bulk of the Company's sales are made under informal arrangements direct to large institutional food and beverage processors or distributors with respect to which the Company has longstanding relationships. Under these arrangements products are usually ordered, produced, sold and shipped within 30 days. As a consequence, the Company's backlog of orders at any time is usually less than 10 percent of annual sales.

     Generally, the Company's sales are not seasonal except for minor variations affecting alcohol and gluten sales. Beverage alcohol sales tend to peak in the fall as distributors order stocks for the holiday season, while gluten sales tend to increase during the second half of the fiscal year as demand increases for hot dog buns, hamburger buns, and
similar bakery products.   Certain environmental regulations also favor
greater use of ethanol during the winter months of the year. See "Alcohol Products- Fuel Grade Alcohol."

     For further information, see the Consolidated Financial Statements of the Company and Management's Discussion and Analysis of the Company's Financial Condition and Results of Operations which appear at pages 18 through 24 of the Annual Report.

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

     The Company ships its vital wheat gluten throughout the continental United States in bulk and in 50 to 100 pound bags. Approximately 35% of fiscal 1995 gluten sales were made to a distributor for the bakery industry, the Ben C. Williams Bakery Services Company, which in turn distributes vital wheat gluten to independent bakeries. The remainder is sold directly to major food processors and bakeries such as Kellogg Co., Continental Baking Company, Inc. and H. J. Heinz Co.

     The Company's principal competitors in the U.S. vital wheat gluten market consist of two other domestic producers and a number of foreign importers. A fourth domestic producer is expected to enter the market in the fourth calendar quarter of 1995 through a new gluten and wheat starch production facility that is being constructed in western Kansas. Foreign exporters provide significant competition from time to time due to low U.S. tariffs and export incentives provided by foreign countries to their wheat starch producers. Based on industry data, the Company believes that in terms of fiscal 1995 sales it is the largest producer of vital wheat gluten in the United States.

     Competition in the vital wheat gluten industry is based primarily upon price, quality, and service. Historically, gluten prices have been affected by grain prices, grain quality, excess foreign capacity and by subsidies provided to certain European exporters by their host governments.

     The Company's vital wheat gluten processing operations are believed to produce a quality of vital wheat gluten that is equal to or better than that of any other wheat gluten on the market. The Company's location in the center of the United States grain belt, its production capacity and years of operating experience, enable it to provide a consistently high level of cost effective service to customers.

     The Company's sales of vital wheat gluten decreased by $21.0 million during fiscal 1995 from the high levels of fiscal 1994, due to reduced marketing opportunities resulting from significantly increased European gluten imports which began during the second half of calendar 1994. The high level of fiscal 1994 Gluten sales resulted from a worldwide shortage of gluten due to poor quality, low protein-yielding wheat following the extremely wet weather in the spring and summer of 1993.

     The substantial increase in European gluten imports that the Company experienced during the last half of fiscal 1995, and that are continuing into fiscal 1996, are due to sizable increases in European capacity to produce starch and gluten, high subsidies that enable the sale of excess European gluten in the U.S. at low prices and low U.S. tariffs on that gluten. The Company and the United States Wheat Gluten Council are engaged in a variety of legislative and other initiatives to create a more competitive environment in the United States for the European producers. However, no assurances can be given with respect to when or whether any of such initiatives will meet with success.

     During fiscal 1995 the Company substantially completed the construction of new wheat gluten production facilities at the Pekin Illinois plant. The expansion will increase the Company's total gluten capacity by approximately 40%. That project, together with other gluten expansion projects that were completed at the Atchison facilities during 1993 and 1994, have approximately doubled the gluten capacity that was available at June 30, 1991. However, due to the unusually high gluten imports from Europe that were continuing at the end of fiscal 1995, and unusually high grain costs, the Company does not expect to immediately use the increased capacity.

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

     The Company's premium wheat starch is sold nationwide to food processors, such as International Multi-Foods Corp., Pillsbury Company and Keebler Company, to distributors, and for export to countries such as Japan, Mexico and Malaysia which do not have wheat-based economies.

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

     Starch sales increased during fiscal 1995 by approximately $2.3 million, due primarily to higher volumes and increased sales of modified wheat starches. The volume increases reflect a nearly full utilization of increased starch production capacity installed at the Atchison facility in fiscal 1992 and 1993.

     During June, 1995, the Company completed the construction of a new starch production facility at the Pekin plant. Previously that Plant was equipped only to produce gluten, alcohol and alcohol byproducts. The expansion is expected to increase total starch production capacity by 70%, enable the Company to satisfy customers' wheat starch needs from two locations and permit the Pekin plant to capitalize on the concurrent expansion of its gluten and alcohol production facilities.

Alcohol Products

     The Company's Atchison and Pekin plants process corn and milo, mixed with the starch slurry from gluten and starch processing operations, into food grade alcohol, fuel grade alcohol, animal feed and carbon dioxide.

     Food grade alcohol, or grain neutral spirits, consists of beverage alcohol and industrial food grade alcohol that are distilled to remove all impurities and all but approximately 5% of the water content to yield high quality 190 proof alcohol. Fuel grade alcohol, or "ethanol," is a lower grade of grain alcohol that is distilled to remove all water to yield 200 proof alcohol suitable for blending with gasoline.

     Food Grade Alcohol

     Beverage Alcohol. Food grade beverage alcohol consists primarily of grain neutral spirits and gin. Grain neutral spirits is sold in bulk or processed into vodka and gin and sold in bulk quantities at various proof concentrations to bottlers and rectifiers, such as Heublein, Inc. and James
B. Beam Distilling Co., which further process the alcohol for sale to consumers under numerous labels.

     The Company believes that in terms of fiscal 1995 net sales, it is one of the two largest bulk sellers of grain neutral spirits, vodka and gin in the United States. The Company's principal competitors in the beverage alcohol market are Grain Processing Company of Muscatine, Iowa and Archer Daniels Midland of Decatur, Illinois. Competition is based primarily upon price and service, and in the case of gin, formulation. The Company believes that the centralized location of its Illinois and Kansas distilleries and the capacity of its dual production facilities combine to provide the Company with a customer service advantage that is unique within the industry.

     Food Grade Industrial Alcohol. Food grade alcohol which is not sold as beverage alcohol is marketed as food grade industrial alcohol. Food grade industrial alcohol is sold as an ingredient in foods (e.g., vinegar and food flavorings), personal care products (e.g., hair sprays and deodorants), cleaning solutions, biocides, insecticides, fungicides, pharmaceuticals, and a variety of other products. Although grain alcohol is chemically the same as petroleum-based or synthetic alcohol, certain
customers prefer a natural grain-based alcohol.   Food grade industrial
alcohol is sold in tank truck or rail car quantities direct to a number of industrial processors, such as Integrated Ingredients, a division of Burns Philip Foods, Inc., 7-Up Company, and Lehn & Fink, a producer of Lysol based household cleaners, from both the Atchison and Pekin plants.

     The Company is a minor competitor in the total United States market for food grade industrial alcohol, which is dominated by petroleum-based or synthetic alcohol. Food grade industrial alcohol prices are normally consistent with prices for synthetic industrial alcohol.

     Food grade alcohol sales increased by approximately $3.8 million during fiscal 1995 due primarily to volume increases in the sale of beverage alcohol. Those increases were primarily due to increased demand and the availability of increased capacity derived from the distillery expansion at the Pekin plant.

     Fuel Grade Alcohol

     Fuel grade alcohol, which is commonly referred to as ethanol, is sold primarily for blending with gasoline to increase the oxygen and octane levels of the gasoline. As an octane enhancer, ethanol can serve as a
substitute for lead and petroleum based octane enhancers.   As an
oxygenate, ethanol permits gasoline to meet certain environmental regulations and laws that regulate air quality by reducing carbon monoxide, hydrocarbon particulate and other toxic emissions generated from the burning of gasoline ("toxics"). Because ethanol is produced from grain, a renewable resource, it also provides a fuel alternative that tends to reduce the country's dependence on foreign oil.

     Although ethanol can be blended directly with gasoline as an oxygenate to enable it to reduce toxic air emissions, it also increases the volatility of gasoline or its tendency to evaporate and release volatile organic compounds ("VOC's"). This latter characteristic has precluded it from meeting certain clean air act requirements for gasoline that pertain to nine of the smoggiest US metropolitan areas during the summer months (May 1 through September 15). Although in certain circumstances this makes it difficult for ethanol to compete with the two other principal oxygenates, methyl tertiary butyl ether ("MTBE") and ethyl tertiary butyl ether ("ETBE"), ethanol is a principal ingredient of ETBE, and therefore it is expected to be increasingly used in the production of ETBE to meet clean air regulations and laws.

     The cost of producing ethanol has historically exceeded the cost of producing gasoline and gasoline additives, such as MTBE, all of which are derived from fossil non-renewable fuels such as petroleum. Accordingly, to encourage the production of ethanol for use in gasoline, the Federal government and various states have enacted tax and other incentives designed to make ethanol competitive with gasoline and gasoline additives.
Under the internal revenue code, and until October 1, 1999,   gasoline that
has been blended in qualifying proportions with ethanol provide sellers of the blend with certain income tax credits and excise tax reductions that amount to up to $0.54 per gallon of ethanol that is mixed with the gasoline. A mix of at least 10% ethanol by volume is required to receive
the maximum credit.   In August the department of  Treasury issued a ruling
which extends these tax benefits to producers of ETBE.  Although the

Federal tax benefits are not directly available to the Company, they allow it to sell its ethanol at prices competitive with less expensive additives and gasoline. From time to time legislation is proposed to eliminate or reduce the tax benefits enjoyed by the ethanol industry, and indirectly by producers of the grain that is converted into ethanol. Producers of MTBE are also contesting the recent DOT ruling that subsidizes ethanol used in
ETBE.   No assurance can be given that such proposals and complaints will not be successful or that Congress will continue the current subsidies beyond September 30, 1999.

     The Kansas Qualified Agricultural Ethyl Alcohol Producer Incentive Fund, which expires in 1999, provides incentives for sales of ethanol produced in Kansas to gasoline blenders. Fiscal 1995 payments to the Company out of the fund totaled $355,000 for the ethanol produced by the Company at the Atchison plant during that year. A few other states offer ethanol blending incentives, which, in the aggregate, did not materially add to the Company's ethanol revenues during fiscal 1995.

     The Fuel grade alcohol market is dominated by Archer Daniels Midland. In recent years other competitors have significantly increased domestic fuel grade alcohol distillation capacity with even more capacity expected during 1996. During fiscal 1995 the Company more than tripled its fuel grade alcohol production capacity through the expansion of its distillery operations at the Pekin plant. As a consequence, it moved from a very small competitor in the fuel grade market to the smaller of a few other larger second tier ethanol producers. The Company competes with other producers of fuel grade alcohol on the basis of price and delivery service. Fuel alcohol prices traditionally follow the movement of gasoline prices.

     During fiscal 1995 sales of Fuel Grade Alcohol increased by 46% or approximately $8.8 million. The increase was due primarily to the additional capacity that was made available at the Pekin plant. However, the extent of the increase was negatively impacted by mechanical problems with the new distillers feed drying equipment, which is expected to be resolved during the second quarter of fiscal 1996. Fuel grade alcohol operations for fiscal 1995 were also adversely affected by unusually high grain costs and the reversal of an EPA ruling that had mandated the use of ethanol in the new reformulated gasoline program mandated by the Clean Air Act amendments of 1990.

     Alcohol By-Products

     The bulk of fiscal 1995 sales of alcohol by-products consist of distillers feeds. Distillers feeds are the residue of corn, milo and wheat from alcohol processing operations. The residue is dried and sold primarily to processors of animal feeds as a high protein additive. The Company competes with other distillers of alcohol as well as a number of other producers of animal food additives in the sale of distillers feeds and mill feeds. The 1995 expansion of the distillery at the Pekin plant approximately doubled the capacity of the Company to produce distillers feeds. Although unit production of distillers feeds increased during 1995, the extent of the increase was negatively impacted by mechanical problems with the new feed dryers that have been installed at the Pekin plant. As indicated above, the repairs on those dryer are expected to be completed during the second quarter of fiscal 1996.

     The balance of alcohol by-products consists primarily of carbon dioxide. During the production of alcohol, the Company traps carbon dioxide gas that is emitted in the fermentation process. The gas is purchased and liquefied on site by two principal customers, one at the Atchison Plant and one at the Pekin Plant, who own and operate the carbon dioxide processing and storage equipment under long term contracts with the Company. The liquefied gas is resold by these processors to a variety of industrial customers and producers of carbonated beverages.

Flour and Other Mill Products

     The Company owns and operates a flour mill at the Atchison plant. All of the mill's output of flour is used internally for the production of vital wheat gluten and premium wheat starch. In 1993 the Company completed the first of a two-phase expansion of the mill. The second phase of the expansion was completed during the first quarter of fiscal 1995. The entire project has increased the mill's total production by approximately 80%. All of the additional output of the mill is expected to be used internally to satisfy existing requirements for the production of gluten and starch and the additional requirements of the gluten and starch facilities that have been added to the Pekin plant.

     In addition to flour, the wheat milling process generates mill feeds or midds and a small quantity of wheat germ. Midds are sold to processors of animal feeds as a feed additive. Wheat germ is sold primarily for use in vitamin E production.

     Sales of flour and other mill products declined since 1991 due to the increased usage of the flour mill's output for the production of other grain products.

Transportation

     The Company's output is transported to customers by truck, rail and barge transportation equipment, most of which is provided by common
carriers through arrangements made by the Company.   The Company leases 241
rail cars which may be dispatched on short notice. Shipment by barge is offered to customers through barge loading facilities on the Missouri and Illinois Rivers. The barge facility on the Illinois River is adjacent to the Pekin plant and owned by the Company. The facility on the Missouri River, which is not company-owned, is approximately one mile from the Atchison plant. Previously the Company owned and operated a fleet of 32 tank and van trailers and 12 truck-tractors. The bulk of that equipment was sold and all of the related trucking operations were dissolved during fiscal 1995.

    Income from discontinued trucking operations is included in Other Operating Income shown in the Statements of Income. See in particular
Note 8 in the Notes to Consolidated Financial Statements in the Annual
Report.

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

Although significant variations in grain prices may temporarily affect positively or negatively the results of the Company's operations, the Company has usually, but not always, been able to compensate for such variations through adjustments in prices charged for the Company's grain products. During fiscal 1995 and continuing into fiscal 1996 wheat, corn and milo prices increased to unusually high levels in the face of intense competition from foreign exporters of vital wheat gluten and relatively flat markets for fuel grade ethanol and poor markets for distillers feeds. The combination of these factors have significantly restricted the ability of the company to adjust the price of its gluten, fuel grade alcohol and
distillers feeds to compensate for the high grain costs.   The Company is
responding to these circumstances by shifting as much of its production as is possible to starch and food grade alcohol production, by restricting the production of gluten and fuel grade alcohol and through the implementation of other cost-cutting measures.

     Historically the Company has not engaged in the purchase of commodity futures to hedge economic risks associated with fluctuating grain and grain products prices. However, due to the significantly increased volumes of grain and grain products that are expected as a result of the expansion of the Company's production facilities, the Company began during 1995 to make limited investments in commodity futures, including wheat, corn and gasoline futures.

Energy

     Because energy comprises a major cost of operations, the Company seeks to assure the availability of fuels for the Pekin and Atchison plants at competitive prices.

     All of the natural gas demand for the Atchison plant is transported by a wholly-owned subsidiary which owns a gas pipeline. The subsidiary procures the gas in the open market from various suppliers. The Atchison boilers may also be oil fired.

     In the past, the Company's Pekin plant generated the bulk of its energy needs from coal and gas fired boilers. However, due to the expansion of the Pekin plant, the Company entered into a long-term arrangement in 1995 with an Illinois utility to satisfy the energy needs of the entire plant with a new gas fired plant. Under the arrangement, the utility constructed at the Pekin plant on ground leased from the Company a gas powered electric and steam generating facility. The utility sells to the Company steam and electricity, generally at fixed rates, using gas procured by the Company. The old steam and electrical generating equipment is being kept as an emergency standby, most of which was written off at the end of fiscal 1995 through charges of approximately 5.0 million.

Employees

     As of June 30, 1995, the Company had 429 employees, 290 of whom are covered by three collective bargaining agreements with two labor unions. The collective bargaining agreements expire on various dates from October
31. 1995, through August 30, 1996.   As of June 30, 1994,   the Company had
460 employees.  The 6.5% decline in employees resulted primarily from the
dissolution of the Company's trucking operations in fiscal 1995.   Although
the Company has expanded significantly the capacities of its plants, it does not expect operations of the expanded facilities to necessitate significant expansions in its work force.

     During fiscal 1995, the Company reduced compensation expense for non-union personnel, including managers and executives by over $2.0 million through major reductions in its annual cash bonus program, a decision to not implement the executive stock bonus program and through reduced contributions to the Company's non-union Employee Stock Ownership Plans. These reductions were primarily attributable to the decline in the Company's operating results for the year.

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

Item 2.  Properties.

     The Company maintains the following principal plants, warehouses and office facilities:



                                                    Plant Area   Tract Area
   Location                Purpose                 (in sq. ft.)  (in acres)
   --------                -------                 ------------  ----------
-
Atchison, Kansas    Principal executive offices,
                    grain processing, warehousing,
                    and research and quality
                    control laboratories.             494,640        25

Pekin, Illinois     Grain processing,
                    warehousing, and quality control
                    laboratories.                     462,926        49


     Except as otherwise reflected under Item 1, the facilities mentioned above are generally in good operating condition, are currently in normal operation, are generally suitable and adequate for the business activity conducted therein, and have productive capacities sufficient to maintain
prior levels of production.   Except as otherwise reflected under Item 1,
all of the plants, warehouses and office facilities are owned. Although none are subject to any major encumbrance, the Company has entered into loan agreements which contain covenants against the pledging of such facilities to others. The Company also owns transportation equipment and a gas pipeline described under Transportation and Energy.

Item 3.   Legal Proceedings.

     There are no material legal proceedings pending as of June 30, 1995. Legal proceedings which are pending consist of matters normally incident to the business conducted by the Company and taken together do not appear material.

Item 4.  Submissions of Matters to a Vote of Security Holders.

     No matters have been submitted to a vote of stockholders since the last annual meeting of stockholders on October 6, 1994.

                                   PART II

Item 5.  Market for Registrants Common Equity and Related Stockholders
Matters.

     The Common Stock of the Company has been traded on the NASDAQ National Market System under the symbol MWGP since November 1988. The Company has paid regular cash dividends on its Common Stock in each year since its inception in 1957.

     The following table reflects the cash dividends paid and the high and low closing prices of the Common Stock for each quarter of fiscal 1995 and 1994:


                                       Quarterly Cash     Sales Price
                                          Dividends      High      Low
                                       ---------------  ---------------
       1994:
          First Quarter ................. $ .125        $27.00   $22.25
          Second Quarter ................   .125         29.75    22.75
          Third Quarter .................   .125         32.75    26.25
          Fourth Quarter ................   .125         36.00    29.25
                                            ----
                                          $ .50
                                          =======

       1995:
          First Quarter ................. $ .125        $36.25   $27.25
          Second Quarter ................   .125         28.50    22.50
          Third Quarter .................   .125         24.00    17.00
          Fourth Quarter ................   .125         18.75    17.00
                                          ======
                                          $ .50

     At June 30, 1995, there were approximately 1,000 holders of record of the Company's Common Stock. It is believed that the Common Stock is held by more than 2,000 beneficial owners.

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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The directors and executive officers of the Company are as follows:

      Name                  Age                   Position
      ----                  ---                   --------
Cloud L. Cray, Jr.          72       Chairman of the Board and Director

Laidacker M. Seaberg        49       President, Chief Executive Officer
                                     and Director

Sukh Bassi, Ph.D.           54       Vice President - Vital Wheat Gluten
                                     Marketing, Research and Development
                                     and Corporate Technical Director

Robert G. Booe              58       Vice President - Administration,
                                     Controller, Treasurer and Chief
                                     Financial Officer

Norma C. Ewbank             61       Secretary

Gerald Lasater              57       Vice President - Wheat Starch
                                     Marketing

Raymond Miller              61       Vice President - Purchasing and
                                     Energy and President of
                                     Midwest Grain Pipeline, Inc.

Anthony J. Petricola        59       Vice President - Engineering

Randy M. Schrick            45       Vice President - Operations
                                     and Director

Robert L. Swaw              65       Vice President - Alcohol Marketing

Michael Braude              59       Director

Richard J. Bruggen          69       Director

F.D. "Fran" Jabara          70       Director

Tom MacLeod, Jr.            47       Director

Robert J. Reintjes          63       Director

Eleanor B. Schwartz, D.B.A. 58       Director


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

     Mr. Swaw joined the Company in 1989. He has served as Vice President-Alcohol Marketing since September 1, 1995. Previously he was sales manager of the Company's industrial alcohol division. Before joining the Company, Mr. Swaw was general manager for the bulk alcohol division of Sofecia, S.A. and general sales manager with Publicker Industries in Philadelphia.

     Mr. Bruggen has been a Director since 1976 and is a member of the Audit and Nominating Committees. He was Senior Vice President of Atchison Casting Corporation from 1991 until his retirement in 1992. Previously he was the General Manager of Rockwell International Plants at Atchison, Kansas and St. Joseph, Missouri.

     Mr. Braude has been a Director since 1991 and is a member of the Audit and Human Resources Committees. He has been the President and Chief Executive Officer of the Kansas City Board of Trade, a commodity futures exchange , since 1984. Previously he was Executive Vice President of American Bank & Trust Company of Kansas City. Mr. Braude is a director of Country Club Bank, Kansas City, Missouri and National Futures Association, a member and immediate Past Chairman of the National Grain Trade Council and a trustee of the University of Missouri-Kansas City and of Midwest Research Institute

    Mr. Jabara has been a director since October 6, 1995, and is a member of the Audit and Nominating Committees. He is President of Jabara Ventures Group, a venture capital firm. From September 1949 to August 1989 he was a distinguished professor of business at Wichita State University, Wichita, Kansas. He is also a director of Commerce Bank, Wichita, Kansas and NPC International, Inc., an operator of numerous Pizza Hut and other quick service restaurants throughout the United States.

     Mr. MacLeod, Jr. has been a Director since 1986 and is a member of the Audit and Human Resources Committees. He has been the President and Chief Operating Officer of Iams Company, a manufacturer of premium pet foods, since 1989. Previously, he was President and Chief Executive Officer of Kitchens of Sara Lee, a division of Sara Lee Corporation, a food products company.

     Mr. Reintjes has been a Director since 1986, and is a member of the Audit and Nominating Resources Committees. He has served as President of Geo. P. Reintjes Co., Inc., of Kansas City, Missouri, for the past 23 years. The Geo. P. Reintjes Co., Inc. is engaged in the business of refractory construction. He is a director of Butler Manufacturing Company, a manufacturer of pre-engineered buildings, and Commerce Bank of Kansas City.

     Dr. Schwartz has been a director since June 3, 1993. She is also a member of the Audit and Human Resources Committees. She has been the Chancellor of the University of Missouri-Kansas City since May 1992, and was previously the Vice Chancellor for Academic Affairs. She is a Trustee of Midwest Research Institute and a director of Country Club Bank and ANUHCO, Inc.

     The Board of Directors is divided into two groups (Groups A and B) and three classes. Group A directors are elected by the holders of Common Stock and Group B directors are elected by the holders of Preferred Stock. One class of directors is elected at each annual meeting of stockholders for three-year terms. The present directors' terms of office expire as follows:

Group A Directors Term ExpiresGroup B Directors Term Expires

         Mr. Bruggen     1997          Mr. Cray, Jr.    1995
         Mr. MacLeod     1995          Mr. Reintjes     1995
         Dr. Schwartz    1996          Mr. Braude       1997
         Mr. Jabara      1997          Mr. Schrick      1996
                                       Mr. Seaberg      1996

Item 11.  Executive Compensation.

     Incorporated by reference to the information under "Executive Compensation" on pages 6 through 10 of the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Incorporated by reference to the information under "Principal Stockholders" beginning on page 10 of the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

     None.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     The following documents are filed as part of this report:

       (a)  Financial Statements:

          Auditors Report on Financial Statements.
          Consolidated Balance Sheets at June 30, 1995 and 1994. Consolidated Statements of Income - for the Three Years
             Ended June 30, 1995, 1994 and 1993.
          Consolidated Statements of Stockholders Equity for the
             Three Years Ended June 30, 1995, 1994 and    1993.
          Consolidated Statements of Cash Flow - for the Three Years
             Ended June 30, 1995, 1994 and 1993.
          Notes to Consolidated Financial Statements.

          The foregoing have been incorporated by reference to the Annual Report as indicated under Item 8.

       (b) Financial Statement Schedules:

          Auditors Report on Financial Statement Schedules:
          VIII -   Valuation and Qualifying Accounts

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

     4(b) Copy of Term Notes dated August 27, 1993 (incorporated by reference to Exhibit 4.2 to the Company's Report on Form 10-Q for the quarter ended September 30, 1993).
     4(c) Copy of First Amended Line of Credit Loan Agreement providing for the Issuance of a Line of Credit Note in the amount of $20,000,000 (incorporated by reference to Exhibit 4.(a) to the Company's Report on Form 10-Q for the quarter ended March 31, 1995.

     4(d) Copy of Line of Credit Note Under First Amended Line of Credit Loan Agreement (incorporated by reference to Exhibit 4.(a) to the Company's Report on Form 10-Q for the quarter ended March 31, 1995).

    9(a)       Copy of Cray Family Trust (Incorporated by reference to
               Exhibit 1 of Amendment No. 1 to Schedule 13D of Cloud L. Cray, Jr. dated November 17, 1995).

    10(a) Summary of informal cash bonus plan (incorporated by reference to the summary contained in the Company's Proxy Statement dated September 12, 1995, which is incorporated by reference into Part III of this Form 10-K).

    10(b) Executive Stock Bonus Plan as amended June 15, 1992 (incorporated by reference to Exhibit 10(b) to the Company's Form 10-K for the year ended June 30, 1992).

    10(c) Information contained in the Midwest Grain Products, Inc.1995 Annual Report to Stockholders that is incorporated herein by reference.

      22 Subsidiaries of the Company other than insignificant subsidiaries:

                                              State of Incorporation
               Subsidiary                         or Organization
               ----------                     -----------------------
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

      27 Midwest Grain Products Financial Data Schedule as at June 30, 1995 and for the year then ended.

     No reports on Form 8-K have been filed during the quarter ended June 30, 1995.

                                 SIGNATURES

     Pursuant to requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Atchison, State of Kansas, on this 11th day of September, 1995.

                                        MIDWEST GRAIN PRODUCTS, INC.


                                        By   s/Laidacker M. Seaberg
                                           ------------------------
                                          Laidacker M. Seaberg, President

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
           Name                      Title                   Date
           ----                      -----                   ----
s/ Laidacker M. Seaberg        President (Principal
   --------------------        Executive Officer)
    Laidacker M. Seaberg       and Director            September 11, 1995

s/ Robert G. Booe              Vice President, Treasurer
   ---------------------       and Controller (Principal
    Robert G. Booe             Financial and Accounting
                               Officer)                September 11, 1995
s/ Michael Braude
   ---------------------
   Michael Braude              Director                September 11, 1995

s/ Richard J. Bruggen
   ---------------------       Director
   Richard J. Bruggen                                  September 11, 1995

s/ Cloud L. Cray, Jr.
   ---------------------       Director
   Cloud L. Cray, Jr.                                  September 11, 1995
s/ F D Jabara
   ---------------------           Director
   F. D. "Fran" Jabara                               September 11, 1995

s/ Tom MacLeod
   ---------------------           Director
    Tom MacLeod, Jr.                                 September 11, 1995

s/ Robert J. Reintjes
   ---------------------           Director
    Robert J. Reintjes                               September 11, 1995

s/ Randy M. Schrick
   ---------------------           Director          September 11, 1995
    Randy M. Schrick

s/ Eleanor B. Schwartz
   ---------------------           Director          September 11, 1995
    Eleanor B. Schwartz

                         MIDWEST GRAIN PRODUCTS, INC.

                 Consolidated Financial Statement Schedules
                                (Form 10-K)

                        June 30, 1995, 1994 and 1993

                       (With Auditors' Report Thereon)

[LOGO]

Baird, Kurtz & Dobson
Certified Public Accountants




                  Report of Independent Accountants

                   on Financial Statement Schedule




Board of Directors and Stockholders
Midwest Grain Products, Inc.
Atchison, Kansas


     In connection with our audit of the financial statements of MIDWEST GRAIN PRODUCTS, INC. for each of the three years in the period ended June 30, 1995, we have also audited the following financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits of the basic financial statements. The schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the consolidated financial statements.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                               S/BAIRD, KURTZ & DOBSON

Kansas City, Missouri
August 4, 1995

City Center Square, Suite 2700, 1100 Main,         816 221-6300
Kansas City, Missouri 64105                    FAX 816 221-6380

With Offices in:  Arkansas, Colorado, Kansas, Kentucky, Missouri,
    Nebraska, Oklahoma
Member of Moores Rowland International

VIII.  VALUATION AND QUALIFYING ACCOUNTS


                               Additions
                          ___________________
                 Balance, Charged to  Charged             Balance,
                Beginning Costs and  to Other Deductions  End of
                of Period  Expenses  Accounts Write-Offs  Period
                _________ __________ _________ __________ ________
                                 (In Thousands)

Year Ended
 June 30, 1995
  Allowance for
   doubtful
   accounts         $25      $101                 $41       $85
                    ===      ====                 ===       ===

Year Ended
 June 30, 1994
  Allowance for
   doubtful
   accounts         $25       $59                 $59       $25
                    ===       ===                 ===       ===

Year Ended
 June 30, 1993
  Allowance for
   doubtful
   accounts        $200      $375                $550       $25
                   ====      ====                ====       ===