Form 10-Q
period 1995-09-30
MIDWEST GRAIN PRODUCTS INC
filed 1995-11-13
CIK 835011

                            SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C.  20549



                                        FORM 10-Q

                        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934


           For Quarter Ended September 30, 1995 - Commission File No. 0-17196



                               MIDWEST GRAIN PRODUCTS, INC.
               ------------------------------------------------------------
                  (Exact Name of Registrant as Specified in Its Charter)



                       KANSAS                               48-0531200
               ----------------------                   ------------------
           (State or Other Jurisdiction of                 IRS Employer
            Incorporation or Organization)               Identification No.



                         1300 Main Street, Atchison, Kansas  66002
                    ---------------------------------------------------
                   (Address of Principal Executive Offices and Zip Code)


                                      (913) 367-1480
                      ----------------------------------------------
                    (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.
                                                         X    YES         NO
                                                       ------       ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                               Common stock, no par value
                              9,765,172 shares outstanding
                                 as of November 1, 1995.

                                          INDEX



Page

PART I.  FINANCIAL INFORMATION

     Item 1.    FINANCIAL STATEMENTS

          Independent Accountants' Review Report..........................    2

          Condensed Consolidated Balance Sheets as of
          September 30, 1995 and June 30, 1995............................    3

          Condensed Consolidated Statements of Operations for
          the Three Months Ended September 30, 1995 and 1994..............    5

          Condensed Consolidated Statements of Cash Flows for
          the Three Months Ended September 30, 1995 and 1994..............    6

          Notes to Condensed Consolidated
          Financial Statements............................................    7

     Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS..................................    8



PART II.  OTHER INFORMATION

     Item 6.    EXHIBITS AND REPORTS ON FORM 8-K..........................   11

{LOGO}
                     Independent Accountants' Review Report
Baird, Kurtz &
Dobson
                  Board of Directors and Stockholders
                  Midwest Grain Products, Inc.
                  Atchison, Kansas  66002

              We have reviewed the condensed consolidated balance sheet of
              MIDWEST GRAIN PRODUCTS, INC. and subsidiaries as of September
Certified     30, 1995, and the related condensed consolidated statements
Public        of operations for the three month periods ended September 30,
Accountants   1995 and 1994, and the related condensed consolidated statements of cash flows for the three month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

              We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and, in our report dated August 4, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 1995, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                                       /s/Baird, Kurtz & Dobson

                                                       BAIRD, KURTZ & DOBSON

                  Kansas City, Missouri
                  November 3, 1995
City Center Square, Suite 2700, 1100 Main,         816 221-6300
Kansas City, Missouri 64105                    FAX 816 221-6380


With Offices in:  Arkansas, Colorado, Kansas, Kentucky, Missouri,
    Nebraska, Oklahoma
Member of Moores Rowland International

                          MIDWEST GRAIN PRODUCTS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)


                                     ASSETS



                                         September 30,        June 30,
                                              1995             1995
                                        -------------         --------
                                         (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                $    339          $    460
   Receivables                                22,720            21,550
   Notes receivable                              748               919
   Inventories                                16,903            14,690
   Prepaid expenses                              890               560
   Deferred income taxes                         875               875
   Income taxes receivable                     5,114             2,338
                                            --------           -------
          Total Current Assets                47,589            41,392
                                             --------          -------


PROPERTY AND EQUIPMENT, At cost              207,664           206,336
   Less accumulated depreciation              74,686            71,424
                                             --------         --------
                                             132,978           134,912
                                             --------           ------


OTHER ASSETS                                     445               445
                                            --------          --------

                                            $181,012          $176,749
                                            ========          ========
















See Accompanying Notes to Condensed Consolidated
   Financial Statements

                           MIDWEST GRAIN PRODUCTS, INC.

                                 (In Thousands)


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                         September 30,         June 30,
                                              1995               1995
                                         -------------         --------
                                          (Unaudited)

CURRENT LIABILITIES
   Note payable-bank                         $ 2,000
   Accounts payable                            9,885         $    7,807
   Accrued expenses                            3,048              6,630
                                            --------          ---------
          Total Current Liabilities           14,933             14,437
                                            --------          ---------

LONG-TERM DEBT                                44,908             38,908
                                            --------          ---------

POST-RETIREMENT BENEFITS                       5,593              5,449
                                            --------           --------

DEFERRED INCOME TAXES                          5,327              5,327
                                            --------           --------

STOCKHOLDERS' EQUITY
   Capital stock
      Preferred, 5% noncumulative,
         $10 par value; authorized
         1,000 shares; issued and
         outstanding 437 shares                    4                  4
      Common, no par; authorized
         20,000,000 shares; issued
         9,765,172 shares                      6,715              6,715
   Additional paid-in capital                  2,485              2,485
   Retained earnings                         101,047            103,424
                                           ---------           --------
                                             110,251            112,628
                                           ---------           --------

                                            $181,012           $176,749
                                            ========           ========






See Accompanying Notes to Condensed Consolidated
   Financial Statements

                           MIDWEST GRAIN PRODUCTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

                 THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                   (Unaudited)



                                                1995           1994
                                             ---------      ---------
                                              (in thousands, except
                                                per share amounts)

NET SALES                                      $47,160        $45,984

COST OF SALES                                   48,097         38,334
                                               -------        -------

GROSS PROFIT (LOSS)                               (937)         7,650

SELLING, GENERAL AND ADMINIS-
   TRATIVE EXPENSES                              2,463          3,429
                                               -------        -------
                                                (3,400)         4,221

OTHER OPERATING INCOME                               1              4
                                               -------        -------

INCOME (LOSS) FROM OPERATIONS                   (3,401)         4,225

OTHER INCOME (EXPENSE)                            (524)           407
                                               -------        -------

INCOME (LOSS) BEFORE INCOME TAXES               (3,925)         4,632

PROVISION (CREDIT) FOR INCOME TAXES             (1,548)         1,876
                                               -------        -------

NET INCOME (LOSS)                             $ (2,377)       $ 2,756
                                               =======        =======

EARNINGS (LOSS) PER COMMON SHARE                $ (.24)       $   .28
                                               =======        =======











See Accompanying Notes to Condensed Consolidated
   Financial Statements

                           MIDWEST GRAIN PRODUCTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                 THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (Unaudited)

                                                      1995        1994
                                                    --------     ------
                                                       (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                $ (2,377)   $ 2,756
   Items not requiring (providing) cash:
      Depreciation                                     3,292      1,732
      Gain on sale of equipment                           (2)      (49)
   Changes in:
      Accounts receivable                             (1,171)   (2,717)
      Inventories                                     (2,213)     2,599
      Prepaid expenses                                  (330)      (173)
      Accounts payable                                 3,331     (1,474)
      Accrued expenses                                (2,217)    (2,068)
      Income taxes receivable                         (2,776)      (173)
                                                     -------   --------
          Net cash provided by (applied to)
             operating activities                     (4,463)       433
                                                     -------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property and equipment                (2,631)    (9,602)
   Proceeds from sale of equipment                        22         65
   Sale of short-term investments                                 8,883
   Payment received on note for sale of plant            172        135
                                                     -------    -------
          Net cash used in investing activities       (2,437)      (519)
                                                     -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net advances on notes payable                       2,000
   Net proceeds from issuance of
      long-term debt                                   6,000
   Dividends paid                                     (1,221)    (1,221)
                                                     -------   --------
          Net cash provided by (used in)
             financing activities                      6,779     (1,221)
                                                     -------   --------
DECREASE IN CASH AND
   CASH EQUIVALENTS                                     (121)    (1,307)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                   460      3,832
                                                    --------   --------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                     $   339   $  2,525
                                                     =======   ========

See Accompanying Notes to Condensed Consolidated
   Financial Statements

                           MIDWEST GRAIN PRODUCTS, INC.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED SEPTEMBER 30, 1995

                                   (Unaudited)



NOTE 1:  GENERAL

     In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the Company's condensed consolidated financial position as of September 30, 1995, and the condensed consolidated results of its operations and its cash flows for the periods ended September 30, 1995 and 1994, and are of a normal recurring nature.

                           MIDWEST GRAIN PRODUCTS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      THREE MONTHS ENDED SEPTEMBER 30, 1995



RESULTS OF OPERATIONS

GENERAL

The Company experienced a $3.9 million pre-tax loss in the first quarter of fiscal 1996 compared to a $4.6 million pre-tax gain in the same quarter in fiscal 1995. This was due primarily to unusually high raw material costs for grain in the face of lower selling prices for wheat gluten and fuel alcohol. Fuel alcohol prices were down slightly due to increased capacities and lower gasoline prices. Wheat gluten prices not only failed to adjust to the rising grain costs, as is normally the case, but actually declined due to significantly increased gluten imports from the European Union. Profits from their highly subsidized and protected wheat starch business have allowed European producers to dump their surpluses of gluten, a co-product, in the United States at prices below U. S. production costs. Low U.S. tariff rates on wheat gluten provide little deterrence to this practice, while high tariffs in Europe effectively prohibit non-European Union member countries from competing in the wheat gluten and wheat starch markets there. The Company is actively seeking measures that would rectify this problem by creating a more level playing field. The issue is presently being addressed by the office of the U.S. Trade Representative as part of a comprehensive trade discussion with European Union officials. The outcome of this discussion is uncertain and, until the intensity of competitive conditions subsides and wheat costs substantially decrease, the Company does not anticipate utilizing the 40% increase in gluten production capacity that was completed at its Pekin, Illinois plant in the latter part of the first quarter.

As a result of the Company's recent distillery expansion in Pekin, its unit sales of alcohol products in the first quarter rose noticeably compared to the prior year's first quarter amount. Increases occurred in unit sales of both food grade alcohol, which is sold for beverage, industrial and commercial applications, and fuel grade alcohol, which is sold as an octane additive and oxygenate commonly known as ethanol. The increase in the food grade category resulted from higher unit sales of beverage alcohol. Unit sales of industrial alcohol were approximately even with last year's first quarter amount. Demand in the food grade markets remains strong. Therefore, the Company plans to continue to maximize production in this category, as market prices for fuel grade alcohol remain depressed in spite of higher grain costs.

The Company's unit sales of wheat starch in the first quarter increased substantially above the prior year's first quarter. The increase resulted from higher volumes of unmodified, modified and specialty wheat starches, which was made possible by a 70% increase in the Company's total starch production capacity. Completion of the additional capacity occurred this past July in Pekin and greatly improves the Company's ability to meet current and future increases in demand for wheat starch.

                           MIDWEST GRAIN PRODUCTS, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                      THREE MONTHS ENDED SEPTEMBER 30, 1995


While the Company expects higher raw material costs for grain and intense foreign competition to continue having a negative impact on results during much of fiscal 1996, it believes it is in an excellent position to realize significant growth with a return to more favorable market conditions and lower grain prices. Additionally, the Company has implemented widespread measures to reduce costs and improve cash flow in response to the negative conditions it currently is experiencing.

SALES

Net sales for the first quarter of fiscal 1996 increased by approximately $1,176,000 above sales in the first quarter of fiscal 1995. The increase was principally due to a 14% jump in sales of premium wheat starch, and substantial increases in sales of alcohol products and alcohol by-products, the latter consisting mainly of distillers feeds. The rise in wheat starch sales resulted from strengthened market demand and the Company's ability to meet this demand with its increased production capacity. A 22% increase in total alcohol sales resulted from strengthened demand for food grade beverage and industrial alcohol and higher sales of fuel grade alcohol. Sales of distillers feed climbed 31% compared to a year ago. These increases were partially offset by a 33% decrease in sales of wheat gluten due to intense competitive pressures from European gluten producers. Changes in selling prices of the Company's vital wheat gluten normally are due to fluctuations in grain costs and competition. Wheat starch prices traditionally track corn starch prices, with the exception of the Company's specialty modified starches. Fuel alcohol prices traditionally follow the movement of gasoline prices. Prices for food grade alcohol for beverage applications normally follow the movement of corn prices, while prices for food grade alcohol for industrial and commercial applications are normally consistent with prices for industrial alcohol derived from synthetic products such as petroleum. In the first quarter of fiscal 1996, grain costs increased to exceptionally high levels in the face of competition from foreign exporters of vital wheat gluten and relatively flat markets for fuel grade alcohol and poor markets for distillers feeds. The combination of these factors significantly restricted the ability of the Company to adjust the price of its gluten, fuel grade alcohol and distillers feeds to compensate for the high grain costs.

COST OF SALES

The cost of sales in the first quarter of fiscal 1996 increased by approximately $9,763,000 above the cost of sales in the first quarter of fiscal 1995. The principal cause was a $10.6 million increase in raw material costs for grain. Other manufacturing costs increases were due to higher maintenance and repair costs which were associated mainly with work on expanded production facilities at the Company's Pekin, Illinois plant, equipment rental and depreciation of buildings and equipment.

                           MIDWEST GRAIN PRODUCTS, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                      THREE MONTHS ENDED SEPTEMBER 30, 1995


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses in the first quarter of fiscal 1996 were down approximately $966,000 compared to the same period the prior year. This principally was due to a decrease of almost $800,000 resulting from reductions in compensation, commissions and accruals for the Company's management and employee incentive programs. These and other reductions helped to more than offset increases which were incurred in a minor segment of the expense categories.

The consolidated effective income tax rates were consistent for the periods.

The general effects of inflation were minimal.

NET INCOME

As a result of the foregoing factors, the Company experienced a pre-tax loss of $3,925,000 in the first quarter of fiscal 1996. After a credit of $1,548,000 for income taxes, the resulting net loss was $2,377,000 compared to net income of $2,756,000 in the first quarter of fiscal 1995.

                           MIDWEST GRAIN PRODUCTS, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995



LIQUIDITY AND CAPITAL RESOURCES

The following table is presented as a measure of the Company's liquidity and financial condition:


                                             September 30,       June 30,
                                                 1995              1995
                                             -------------      ----------
                                                     (in thousands)

          Cash, cash equivalents               $   339             $   460

          Note payable and long-term debt       46,908              38,908

          Working capital                       32,656              26,955


The Company's improvement in working capital is primarily due to increased borrowings of long-term debt. The loss for the current quarter combined with increased inventories caused a negative cash flow from operations. The increased inventories were caused by a high level of fuel grade alcohol to be sold over the late fall and winter months and higher unit costs for raw materials in inventory. Due to the current downturn in operations and cash flow needs, dividends for the first quarter were suspended.

At September 30, 1995, the Company has only $2.0 million to spend on capital improvement projects, primarily relating to improvements and replacements of existing equipment.

The Company has approximately $10 million available under existing lines of credit.

Management believes the available lines of credit, combined with existing working capital and working capital to be generated from future operations, will allow the Company to complete its capital improvement projects and meet its expanded working capital needs.

                                    PART II

                                OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               4(a) Copy of Second Amended Line of Credit Loan Agreement providing for the Issuance of a Line of Credit Note in the amount of $27,000,000.

               4(b) Copy of Line of Credit Note Under Second Amended Line of Credit Loan Agreement.

               (15) Letter from independent public accountants pursuant to paragraph (d) of Rule 10-01 of Regulation S-X (incorporated by reference to Independent Accountants' Review Report at page 2 hereof).

               (20) Report to Stockholders for the three months ended September 30, 1995 (without financial statements).

               (27) Financial Data Schedule for the quarter ended September 30, 1995.

          (b)  Reports on Form 8-K

               The Company has filed no reports on Form 8-K during the quarter ended September 30, 1995.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MIDWEST GRAIN PRODUCTS, INC.

       November 13, 1995                            /s/Ladd M. Seaberg
----------------------------------------    By --------------------------------
                 Date                          Ladd M. Seaberg
                                               President and
                                               Chief Executive Officer

       November 13, 1995                            /s/Robert G. Booe
----------------------------------------    By --------------------------------
                 Date                          Robert G. Booe, Vice President
                                               and Chief Financial Officer