Form 10-Q
period 1995-12-31
MIDWEST GRAIN PRODUCTS INC
filed 1996-02-14
CIK 835011

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549



                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


     For Quarter Ended December 31, 1995 - Commission File No. 0-17196



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


                         Common stock, no par value
                        9,765,172 shares outstanding
                           as of February 1, 1996.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                           Page

         Item 1. Financial Statements

               Independent Accountants' Review Report............         2

               Condensed Consolidated Balance Sheets as of
                 December 31, 1995 and June 30, 1995.............         3

               Condensed Consolidated Statements of Income for
                 the Three Months and Six Months Ended December 31, 1995
                 and 1994........................................         5

               Condensed Consolidated Statements of Cash Flows for
                 the Six Months Ended December 31, 1995 and 1994..        6

               Notes to Condensed Consolidated Financial Statements       7

         Item 2 Management's Discussion and Analysis of Financial
                Condition and Results of Operations...............        8

PART II.  OTHER INFORMATION

         Item 6 Exhibits and Reports on Form 8-K..................        13

{LOGO}
                     Independent Accountants' Review Report
Baird, Kurtz &
Dobson
                  Board of Directors and Stockholders
                  Midwest Grain Products, Inc.
                  Atchison, Kansas  66002

              We have reviewed the condensed consolidated balance sheet of
              MIDWEST GRAIN PRODUCTS, INC. and subsidiaries as of December 31,
Certified     1995, and the related condensed consolidated statements
Public        of income for the three month and six month periods ended
Accountants   December 31, 1995 and 1994, and the related condensed consolidated statements of cash flows for the six month periods ended December
              31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

                  Kansas City, Missouri
                  January 25, 1996
City Center Square, Suite 2700, 1100 Main,         816 221-6300
Kansas City, Missouri 64105                    FAX 816 221-6380


With Offices in:  Arkansas, Colorado, Kansas, Kentucky, Missouri,
    Nebraska, Oklahoma
Member of Moores Rowland International

                        MIDWEST GRAIN PRODUCTS, INC.

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                              (In Thousands)


                                  ASSETS




                                                 December 31       June 30,
                                                    1995             1995
                                                 -----------       --------
                                                 (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                $     3,011      $       460
     Receivables                                   23,680           21,550
     Notes receivable                                                  919
     Inventories                                   15,737           14,690
     Prepaid expenses                                 871              560
     Deferred income taxes                            875              875
     Income taxes receivable                        1,808            2,338
                                                   ------           ------
             Total Current Assets                  45,982           41,392
                                                   ------           ------


PROPERTY AND EQUIPMENT, At cost                   208,894          206,336
     Less accumulated depreciation                 78,000           71,424
                                                   ------           ------
                                                  130,894          134,912
                                                  -------          -------

OTHER ASSETS                                          433              445
                                                  -------          -------
                                                 $177,309         $176,749
                                                 ========         ========

See Accompanying Note to Condensed Consolidated
    Financial Statements

                         MIDWEST GRAIN PRODUCTS, INC.

                               (In Thousands)


                    LIABILITIES AND STOCKHOLDERS' EQUITY




                                               December 31,          June 30,
                                                   1995                1995
                                               ------------          --------
                                                (Unaudited)

CURRENT LIABILITIES
     Accounts payable                           $   10,465        $    7,807
     Accrued expenses                                4,398             6,630
                                                ----------         ---------
        Total Current Liabilities                   14,863            14,437
                                                ----------         ---------

LONG-TERM DEBT                                      40,933            38,908
                                                ----------         ---------
POST-RETIREMENT BENEFITS                             5,740             5,449
                                                ----------         ---------
DEFERRED INCOME TAXES                                5,327             5,327
                                                ----------         ---------

STOCKHOLDERS' EQUITY
     Capital stock
         Preferred, 5% noncumulative,
           $10 par value; authorized 1,000
           shares; issued and outstanding
           437 shares                                    4                 4
         Common, no par; authorized
           20,000,000 shares; issued                 6,715             6,715
           9,765,172 shares

     Additional paid-in capital                      2,485             2,485
     Retained earnings                             101,242           103,424
                                                  --------          --------
                                                   110,446           112,628
                                                  --------          --------
                                                  $177,309          $176,749
                                                  ========          ========




See Accompanying Note to Condensed Consolidated
    Financial Statements

                         MIDWEST GRAIN PRODUCTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                 (Unaudited)



                                    Three Months               Six Months
                                  ---------------            --------------
                                 1995        1994          1995          1994
                                ------      ------        ------        ------
                                    (in thousands, except per share amounts)

NET SALES                       $55,751     $44,488      $102,911      $90,472
COST OF SALES                    52,132      37,754       100,229       76,088
                               --------    --------     ---------     --------
GROSS PROFIT                      3,619       6,734         2,682       14,384

SELLING, GENERAL AND ADMINIS-
     TRATIVE EXPENSES             2,377       2,897         4,840        6,326
                               ---------   ---------    ---------     --------
                                  1,242       3,837        (2,158)       8,058
OTHER OPERATING INCOME               54           9            53           13
                               --------    ---------    ---------     --------

INCOME (LOSS) FROM OPERATIONS     1,296       3,846        (2,105)       8,071

OTHER INCOME (LOSS)
     Interest                      (797)        (15)       (1,492)         (15)
     Other                         (180)        (72)           (9)         335
                               ---------   ---------     ---------     --------

INCOME (LOSS) BEFORE INCOME TAXES   319       3,759        (3,606)       8,391

PROVISION (CREDIT) FOR INCOME TAXES 124       1,522        (1,424)       3,398
                               ---------   --------      ---------     -------

NET INCOME (LOSS)             $     195    $  2,237     $  (2,182)    $  4,993
                               =========    ========     =========     ========

EARNINGS (LOSS) PER COMMON SHARE   $.02        $.23        $(.22)         $.51
                                   ====        ====        ======         ====



See Accompanying Note to Condensed Consolidated
    Financial Statements

                          MIDWEST GRAIN PRODUCTS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994

                                   (Unaudited)

                                                     1995             1994
                                                   --------         ---------
                                                         (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                            $ (2,182)        $  4,993
     Items not requiring (providing) cash:
         Depreciation                                6,677            3,527
         Gain on sale of assets                        (30)            (248)
     Changes in:
         Accounts receivable                        (2,130)          (1,999)
         Inventories                                (1,047)            (390)
         Prepaid expenses and other assets            (299)            (167)
         Disbursements in excess of demand
           deposit cash                                               3,553
         Accounts payable                            4,054             (163)
         Accrued expenses                             (720)          (1,809)
         Income taxes payable                          530           (2,001)
                                                   --------         --------
          Net cash provided by operating
           activities                                4,853            5,296
                                                   --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment            (4,093)         (21,824)
     Purchase of short-term investments                              14,531
     Proceeds from sale of equipment                    68              264
     Payment received on note for sale of plant        919              343
                                                   --------        ---------
       Net cash used in investing activities        (3,106)          (6,686)
                                                  --------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from issuance of long-term debt    6,000
     Principal payments on long-term debt           (3,975)
     Dividends paid                                 (1,221)          (2,442)
                                                   --------        --------
       Net cash provided by (used in) financing
         activities                                    804           (2,442)
                                                   --------        --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     2,551           (3,832)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         460            3,832
                                                   --------         --------

CASH AND CASH EQUIVALENTS, END OF PERIOD          $  3,011       $        0
                                                  ========       ==========


See Accompanying Note to Condensed Consolidated
    Financial Statements

                         MIDWEST GRAIN PRODUCTS, INC.

            NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      SIX MONTHS ENDED DECEMBER 31, 1995

                                 (Unaudited)



NOTE 1:  GENERAL

     In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the Company's condensed consolidated financial position as of December 31, 1995, and the condensed consolidated results of its operations and its cash flows for the periods ended December 31, 1995 and 1994, and are of a normal recurring nature.

                      MIDWEST GRAIN PRODUCTS, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1995

RESULTS OF OPERATIONS

General

While the Company's earnings in the second quarter of fiscal 1996 decreased compared to the same period a year ago, they represent a substantial improvement over the current year's first quarter loss. The improvement was largely the result of an intense cash management program to reduce costs and improve cash flow, including reductions in management and administrative compensation and benefits; strategies to maximize operating results; and increased sales of premium wheat starch, alcohol products and alcohol by-products.

The decline in earnings compared to the prior year's second quarter was due primarily to unusually high raw material costs for grain in the face of lower selling prices for wheat gluten and low prices for fuel alcohol. Fuel alcohol prices remained flat due to increased capacities throughout the industry and lower gasoline prices. Wheat gluten prices not only failed to adjust to the rising grain costs, as is normally the case, but actually declined compared to a year ago due to significantly increased gluten imports from the European Union. Profits from their highly subsidized and protected wheat starch business have allowed European producers to dump their surpluses of gluten, a co-product, in the United States at prices below U.S. production costs. Low U.S. tariff rates on wheat gluten provide little deterrence to this practice, while high tariffs in Europe effectively prohibit non-European Union member countries from competing in the wheat gluten and wheat starch markets there. A measure that should help rectify this problem has been included in a grains agreement being negotiated between the U.S. and E.U. The agreement is expected to be fully ratified during the third quarter of fiscal 1996. It states that "If the market share of European Community origin wheat gluten exports into the Untied States increases in comparison to their average 1990-1992 market share, the European Commission and the United States government shall consult with a view to finding a mutually acceptable solution." Until the intensity of competitive conditions subside, pursuant to the grains agreement or otherwise, and wheat costs substantially decrease, the Company does not anticipate utilizing the 40% increase in gluten production capacity that was completed at its Pekin, Illinois plant in the latter part of the first quarter.

As a result of the Company's recent distillery expansion in Pekin, its unit sales of alcohol products in the second quarter rose significantly above the prior year's second quarter amount. Increases occurred in unit sales of both food grade alcohol, which is sold for beverage, industrial and commercial applications, and fuel grade alcohol, which is sold as an octane additive and oxygenate commonly known as ethanol. Demand in the food grade markets remains strong. Therefore, the Company plans to continue to maximize production in this category, as market prices for fuel grade alcohol remain depressed in spite of higher grain costs.

The Company's unit sales of wheat starch in the second quarter increased substantially above the prior year's second quarter. The increase resulted from

                       MIDWEST GRAIN PRODUCTS, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

           THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1995

higher volumes of unmodified, modified and specialty wheat starches, which was made possible by a 70% increase in the Company's total starch production capacity. Completion of the additional capacity occurred this past July in Pekin and greatly improves the Company's ability to meet current and future increases in demand for wheat starch.

While the Company expects higher raw material costs for grain and intense foreign competition to continue having a negative impact on results during much of fiscal 1996, it believes it is in an excellent position to realize significant growth with a return to more favorable market conditions and lower grain prices.

Sales

Net sales for the second quarter of fiscal 1996 increased by approximately $11.3 million above sales in the second quarter of fiscal 1995. The increase was principally due to a higher sales of premium wheat starch, and significant increases in sales of alcohol products and alcohol by-products, the latter consisting mainly of distillers feeds. The rise in wheat starch sales resulted from strengthened market demand and the Company's ability to meet this demand with its increased production capacity. A 56% increase in total alcohol sales resulted from strengthened demand for food grade beverage and industrial alcohol and higher sales of fuel grade alcohol. Sales of distillers feed climbed 54% compared to a year ago. These increases were partially offset by a 23% decrease in sales of wheat gluten due to intense competitive pressures from European gluten producers. Net sales for the first six months of fiscal 1996 increased by approximately $12.4 million. The vast majority of this increase occurred in the second quarter for the reasons cited above.

Changes in selling prices of the Company's vital wheat gluten normally are due to fluctuations in grain costs and competition. Wheat starch prices traditionally track corn starch prices, with the exception of the Company's specialty modified starches. Fuel alcohol prices traditionally follow the movement of gasoline prices. Prices for food grade alcohol for beverage applications normally follow the movement of corn prices, while prices for food grade alcohol for industrial and commercial applications are normally consistent with prices for industrial alcohol derived from synthetic products such as petroleum. In the first and second quarters of fiscal 1996, grain costs increased to exceptionally high levels in the face of competition from foreign exporters of vital wheat gluten and a relatively flat market for fuel grade alcohol. The combination of these factors significantly restricted the ability of the Company to adjust the price of its gluten and fuel grade alcohol to compensate for the high grain costs in the first six months of fiscal 1996.

                      MIDWEST GRAIN PRODUCTS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

          THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1995

Cost of Sales

The cost of sales in the second quarter of fiscal 1996 increased by approximately $14.4 million above the costs of sales in the second quarter of fiscal 1995. The principal cause was a $10.2 million increase in raw material costs for grain. Other manufacturing cost increases principally included higher operating costs associated with increased energy requirements and depreciation resulting from the Company's expanded production facilities at its Pekin, Illinois plant. These increases were partially offset by lower maintenance and repair costs, which returned to more normal levels following the completion of the expansion project in this year's first quarter.

The cost of sales for the first six months of fiscal 1996 increased by approximately $24 million over cost of sales for the first six months of fiscal 1995. This was due largely to an increase of approximately $20.8 million in raw material costs. Other factors included the increased operating costs as experienced in the second quarter partially offset by decreased repair and maintenance costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the second quarter of fiscal 1996 were down approximately $520,000 compared to the same period the prior year. This principally was due to a decrease of almost $457,000 resulting from reductions in compensation, and accruals for the Company's management and employee incentive programs. These and other reductions helped to more than offset increases which were incurred in a minor segment of the expense categories. Selling, general and administrative expenses for the first six months of fiscal 1996 decreased by approximately $1.5 million, largely as the result of compensation and benefit reductions.

Other Expense

Interest expense increased substantially as the capital expansion at the Pekin plant came on line during the second half of fiscal 1995. Prior to that time, the interest incurred was primarily capitalized as a part of that expansion.

The consolidated effective income tax rate is consistent for all periods.

The general effects of inflation were minimal.

Net Income

As the result of the foregoing factors, the Company experienced net income of $195,000 in the second quarter of fiscal 1996 compared to net income of $2,237,000 in the second quarter of fiscal 1995. A first quarter net loss of $2,377,000 more than offset the first quarter income, resulting in a net loss of $2,182,000 for the first six months of fiscal 1996. For the first six months of fiscal 1995, the Company had net income of $4,993,000.

                   MIDWEST GRAIN PRODUCTS, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1995

LIQUIDITY AND CAPITAL RESOURCES

The following table is presented as a measure of the Company's liquidity and financial condition:


                                           December 31,      June 30,
                                              1995             1995
                                           -----------       --------
                                                 (in thousands)

Cash and cash equivalents                    $ 3,011       $     460

Note payable and long-term debt               40,933          38,908

Working capital                               31,119          26,955



The cost management program implemented by the Company at the end of the first quarter bore fruit during the second quarter, resulting in a positive cash flow. Cash provided by operations and increased borrowings on long-term debt improved working capital. Increased inventory requirements caused by a high level of fuel grade alcohol to be sold over the remaining winter months and the escalation of grain costs continued to impact cash flow. Due to the current downturn in operations and cash flow needs, dividends for the first and second quarters were suspended.

At December 31, 1995, the Company has only $1.2 million to spend on capital improvement projects, primarily relating to improvements and replacements of existing equipment.

The Company had approximately $18.6 million available under existing lines of credit at December 31, 1995.

Management believes the available lines of credit, combined with existing working capital and working capital to be generated from future operations, will allow the Company to complete its capital improvement projects and meet its expanded working capital needs.

                                 PART II

                            OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits

               4(a) Copy of Consent and Waiver Agreement between Principal Mutual Life Insurance Company and the Company dated as of January 20, 1996.

               4(b) Copy of Consent and Waiver Agreement between Commerce Bank of Kansas City, N.A., and the company dated as of February 2, 1996.

               11(a) Copy of Midwest Grain Products, Inc. Stock Incentive Plan of 1996.

               11(b) Copy of Midwest Grain Products, Inc. 1996 Stock Option Plan for Outside Directors.

               (15) Letter from independent public accountants pursuant to paragraph (d) of Rule 10-01 of Regulation S-X (incorporated by reference to Independent Accountants' Review Report at page 2 hereof).

               (20) Report to Stockholders for the six months ended December 31, 1995 (without financial statements).

               (27) Financial Data Schedule for the six months ended December 31, 1995.

           (b) Reports on Form 8-K

               The Company has filed no reports on Form 8-K during the quarter ended December 31, 1995.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                MIDWEST GRAIN PRODUCTS, INC.

       February 14, 1996                             S/Ladd M. Seaberg
 _______________________________________        By____________________________
                 Date                                 Ladd M. Seaberg
                                          President and Chief Executive Officer

       February 14, 1996                             s/Robert G. Booe
 _______________________________________        By_____________________________
                 Date                               Robert G. Booe, Vice
                                          President and Chief Financial Officer