Form 10-Q
period 1996-03-31
MIDWEST GRAIN PRODUCTS INC
filed 1996-05-14
CIK 835011

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549



                                    FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


         For Quarter Ended March 31, 1996 - Commission File No. 0-17196



                             MIDWEST GRAIN PRODUCTS, INC.
              _____________________________________________________
              (Exact Name of Registrant as Specified in Its Charter)



           KANSAS                                           48-0531200
_______________________________                          _________________
(State or Other Jurisdiction of                            IRS Employer
Incorporation or Organization)                           Identification No.



                     1300 Main Street, Atchison, Kansas 66002
                ___________________________________________________
               (Address of Principal Executive Offices and Zip Code)


                                  (913) 367-1480
                 __________________________________________________
                (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.
                               X   YES           NO
                              ___            ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                           Common stock, no par value
                          9,765,172 shares outstanding
                                as of May 1, 1996.

                                    INDEX


PART I.  FINANCIAL INFORMATION                                             Page
                                                                           ____
   Item 1. Financial Statements

           Independent Accountants' Review Report.............................2

           Condensed Consolidated Balance Sheets as of
             March 31, 1996 and June 30, 1995.................................3

           Condensed Consolidated Statements of Operations for
             the Three Months and Nine Months Ended March 31, 1996
             and 1995.........................................................5

           Condensed Consolidated Statements of Cash Flows for
             the Nine Months Ended March 31, 1996 and 1995....................6

           Note to Condensed Consolidated Financial Statements................7

   Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................8


PART II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K..................................11

{LOGO]
                     Independent Accountants' Review Report
Baird, Kurtz &
Dobson            Board of Directors and Stockholders
                  Midwest Grain Products, Inc.
                  Atchison, Kansas  66002

                  We have  reviewed the  condensed  consolidated  balance  sheet of MIDWEST GRAIN PRODUCTS, INC. and subsidiaries as of March
Certified         31, 1996,  and the related condensed consolidated  statements
Public            of operations for the three month and nine month periods ended
Accountants       March  31,  1996  and  1995  and  the  related  condensed
                  consolidated statements of cash flows for the nine month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

                  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and, in our report dated August 14, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                       s/Baird, Kurtz & Dobson

                                                       BAIRD, KURTZ & DOBSON
                  Kansas City, Missouri
                  April 22, 1996

City Center Square, Suite 2700, 1100 Main,              816 221-6300
Kansas City, Missouri 64105                         FAX 816 221-6380

With Offices in:  Arkansas, Colorado, Kansas, Kentucky, Missouri, Nebraska,
  Oklahoma
Member of Moores Rowland International

                          MIDWEST GRAIN PRODUCTS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)


                                     ASSETS



                                                       March 31,     June 30,
                                                         1996         1995
                                                     ___________    __________
                                                     (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                    $       832     $      460
     Receivables                                       23,979         21,550
     Notes receivable                                     919
     Inventories                                       17,114         14,690
     Prepaid expenses                                     812            560
     Deferred income taxes                                875            875
     Income taxes receivable                            1,781          2,338
                                                       ______         ______
                  Total Current Assets                 45,393         41,392
                                                       ______         ______

PROPERTY AND EQUIPMENT, At cost                       209,714        206,336
     Less accumulated depreciation                     81,563         71,424
                                                      _______        _______
                                                      128,151        134,912
                                                      _______        _______
     OTHER ASSETS                                         432            445
                                                      _______        _______
                                                     $173,976       $176,749
                                                      =======        =======


See Accompanying Note to Condensed Consolidated Financial
    Statements and Independent Accountants' Review Report

                            MIDWEST GRAIN PRODUCTS, INC.

                                  (In Thousands)


                        LIABILITIES AND STOCKHOLDERS' EQUITY



                                                       March 31,       June 30,
                                                         1996            1995
                                                      ___________     __________
                                                      (Unaudited)
CURRENT LIABILITIES
     Accounts payable                               $    7,521      $    7,807
     Accrued expenses                                    4,358           6,630
                                                        ______          ______
                  Total Current Liabilities             11,879          14,437
                                                        ______          ______
LONG-TERM DEBT                                          40,933          38,908
                                                        ______          ______
POST-RETIREMENT BENEFITS                                 5,801           5,449
                                                        ______          ______
DEFERRED INCOME TAXES                                    5,327           5,327
                                                        ______          ______
STOCKHOLDERS' EQUITY
     Capital stock
        Preferred, 5% noncumulative, $10 par value;
           authorized 1,000 shares; issued and
           outstanding 437 shares                            4               4
        Common, no par; authorized 20,000,000 shares;
           issued 9,765,172 shares                       6,715           6,715
     Additional paid-in capital                          2,485           2,485
     Retained earnings                                 100,832         103,424
                                                       _______         _______
                  Total Stockholders' Equity           110,036         112,628
                                                       _______
                                                      $173,976        $176,749
                                                       =======         =======



See Accompanying Note to Condensed Consolidated Financial
    Statements and Independent Accountants' Review Report

                            MIDWEST GRAIN PRODUCTS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

             THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1996 AND 1995

                                     (Unaudited)



                                      Three Months              Nine Months
                                   _________________        _________________
                                   1996         1995        1996         1995
                                   ____         ____        ____         ____
                                    (in thousands, except per share amounts)

NET SALES                        $53,871      $42,005     $156,782     $132,477

COST OF SALES                     52,567       39,032      152,796      115,120
                                  ______       ______      _______      _______
GROSS PROFIT                       1,304        2,973        3,986       17,357

SELLING, GENERAL AND ADMINIS-
   TRATIVE EXPENSES                2,012        2,298        6,852        8,624
                                   _____        _____        _____        _____
                                    (708)         675       (2,866)       8,733

OTHER OPERATING INCOME (LOSS)         34         (36)           87          (23)
                                   _____        _____        _____        _____
INCOME (LOSS) FROM OPERATIONS       (674)         639       (2,779)       8,710

OTHER INCOME (LOSS)
   Interest                         (706)      (1,413)      (2,198)      (1,428)
   Other                             701        1,275          692        1,610
                                   _____        _____        _____        _____
   INCOME (LOSS) BEFORE INCOME
     TAXES                          (679)         501       (4,285)       8,892

   PROVISION (CREDIT) FOR INCOME
     TAXES                          (269)         203       (1,693)       3,601
                                   _____        _____        _____        _____
   NET INCOME (LOSS)           $    (410)    $    298    $  (2,592)   $   5,291
                                   =====        =====        =====        =====

   EARNINGS (LOSS) PER COMMON
     SHARE                         $.(04)       $0.03        $.(27)       $0.54
                                    ====         ====         ====         ====



See Accompanying Note to Condensed Consolidated Financial
    Statements and Independent Accountants' Review Report

PAGE>

                          MIDWEST GRAIN PRODUCTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                    NINE MONTHS ENDED MARCH 31, 1996 AND 1995

                                   (Unaudited)



                                                       1996          1995
                                                      ______        ______
                                                         (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                (2,592)     $   5,291
    Items not requiring (providing) cash:
      Depreciation                                   10,244          5,623
      Gain on sale of assets                            (30)          (205)
    Changes in:
      Accounts receivable                            (2,429)           841
      Inventories                                    (2,424)        (2,622)
      Other assets                                     (239)          (204)
      Disbursements in excess of demand
        deposit cash                                    387
      Accounts payable                                  891         (2,159)
      Accrued expenses                                 (699)        (1,707)
      Income taxes payable                              557         (2,068)
                                                      _____          _____
           Net cash provided by operating activities  3,279          3,177
                                                      _____          _____
CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property and equipment              (4,699)       (28,648)
    Sale of short-term investments, net              14,505
    Proceeds from sale of equipment                      69            279
    Payment received on note for sale of plant          919            518
                                                      _____         ______
           Net cash used in investing activities     (3,711)       (13,346)
                                                      _____         ______
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of long-term debt          6,000         10,000
    Principal payment on long-term debt              (3,975)
    Dividends paid                                   (1,221)        (3,663)
                                                      _____          _____
           Net cash provided by financing activities    804          6,337
                                                      _____          _____
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        372         (3,832)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          460          3,832
                                                      _____          _____
CASH AND CASH EQUIVALENTS, END OF PERIOD          $     832   $          0
                                                      =====          =====


See Accompanying Note to Condensed Consolidated Financial
    Statements and Independent Accountants' Review Report

                          MIDWEST GRAIN PRODUCTS, INC.

              NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        NINE MONTHS ENDED MARCH 31, 1996

                                   (Unaudited)




NOTE:  GENERAL

     In  the  opinion  of  management,   the  accompanying  unaudited  condensed
consolidated financial statements contain all adjustments necessary to present fairly the Company's condensed consolidated financial position as of March 31, 1996, and the condensed consolidated results of its operations and its cash flows for the periods ended March 31, 1996 and 1995, and are of a normal recurring nature.




See Independent Accountants' Review Report

                        MIDWEST GRAIN PRODUCTS, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1996


RESULTS OF OPERATIONS

General

The Company experienced a $410,000 net loss in the third quarter of fiscal 1996 compared to net income of $298,000 in the same quarter of fiscal 1995. The decline was due primarily to unusually high raw material costs for grain in the face of depressed selling prices for fuel alcohol and vital wheat gluten. Fuel alcohol prices remained flat due to increased capacities throughout the industry and lower gasoline prices. Wheat gluten prices failed to adjust to the rising grain costs, as is normally the case, while gluten imports from the European
Union (E.U.) continued to flood the U.S. market. Profits from their highly subsidized and protected wheat starch business have allowed European producers to dump their surpluses of gluten, a co-product, in the United States at prices below U.S. production costs. Low U.S. tariff rates on wheat gluten provide little deterrence to this practice, while high tariffs in Europe effectively prohibit non-European Union member countries from competing in the wheat gluten and wheat starch markets there. A measure that should help rectify this problem has been included in n a grains agreement being negotiated between the U.S. and E.U. It states that "If the market share of European Community origin wheat gluten exports into the United States increases in comparison to their average 1990-1992 market share, the European Commission and the United States government shall consult with a view to finding a mutually acceptable solution." While the agreement is still awaiting final ratification, officials with the U.S. Department of Agriculture were recently directed to begin preparations for the consultations. Until the intensity of competitive conditions subside, pursuant to the grains agreement negotiations or otherwise, and wheat costs substantially decrease, the Company does not anticipate utilizing a substantial portion of its gluten production capacity.

Unit sales of alcohol products in the third quarter rose significantly above the prior year's third quarter amount. The increase occurred in unit sales of food grade alcohol, which is sold for beverage and industrial applications. This more than offset a decline in unit sales of fuel grade alcohol, which is sold as an octane additive and oxygenate commonly known as ethanol. Although demand for food grade alcohol has declined since the third quarter, market conditions for this product generally remain healthy. Therefore, the Company plans to continue to focus production on this category, while minimizing its production of fuel alcohol until selling prices and raw material costs achieve greater balance.

The Company's unit sales of wheat starch in the third quarter increased substantially above the prior year's third quarter. The increase resulted from higher volumes of unmodified, modified and specialty wheat starches.

While the Company expects higher raw material costs for grain and intense foreign competition to have a negative impact on results during the remainder of fiscal 1996, it believes it is in an excellent position to realize significant growth with a return to more favorable market conditions and lower grain prices. This belief is based on the Company's recently expanded production capabilities, combined with its solid working capital and equity positions.
                                    - 8 -

                          MIDWEST GRAIN PRODUCTS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1996

Sales

Net sales for the third quarter of fiscal 1996 increased by approximately $11.9 million above sales in the third quarter of fiscal 1995. The increase was principally due to increased sales of alcohol products and alcohol by-products, the latter consisting mainly of distiller feeds, and higher sales of premium wheat starch. A 46% increase in total alcohol sales resulted from strong demand for food grade beverage and industrial alcohol. Sales of distiller feeds climbed 74% compared to a year ago. The rise in wheat starch sales resulted form strengthened market demand. These increases were partially offset by a 19% decrease in sales of wheat gluten due to intense competitive pressures from European gluten producers. Net sales for the first nine months of fiscal 1996 increased by approximately $24 million. The vast majority of this increase occurred in the second and third quarters for the reasons cited above.


Cost of Sales

The cost of sales in the third quarter of fiscal 1996 increased by approximately $13.5 million above the cost of sales in the third quarter of fiscal 1995. The principal cause was a nearly $13 million increase in raw material costs for grain. Other manufacturing cost increases principally included depreciation and higher operating costs associated with increased energy requirements resulting from the Company's expanded production facilities at its Pekin, Illinois plant. These increases were partially offset by lower maintenance and repair costs, which returned to more normal levels following the completion of the expansion project in this year's first quarter.

The cost of sales for the nine months of fiscal 1996 increased by approximately $38 million over cost of sales for the first nine months of fiscal 1995. This was due largely to an increase of approximately $34 million in raw material costs. Other factors included increases in the same costs referred to in the preceding paragraph, which were partially offset by lower maintenance and repair costs.


Selling, General and Administrative Expenses

Selling, general and administrative expenses in the third quarter of fiscal 1996 were down approximately $286,000 compared to the same period the prior year. This principally was due to a decrease of almost $249,000 resulting from reductions in compensation, and accruals for the Company's management and employee incentive programs. These and other reductions helped to more than offset increases which were incurred in a minor segment of the expense categories. Selling, general and administrative expenses for the first nine months of fiscal 1996 decreased by approximately $1.8 million, largely as the result of compensation and benefit reductions.

The consolidated effective income tax rate is consistent for all periods.

The general effects of inflation were minimal.
                                    - 9 -

                         MIDWEST GRAIN PRODUCTS, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
              THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1996


Net Income

As the result of the foregoing factors, the Company experienced a net loss of $410,000 in the third quarter of fiscal 1996 compared to net income of $298,000 in the third quarter of fiscal 1995. Combined with a first quarter net loss of $2,377,000, this more than offset the Company's second quarter net income of $195,000, resulting in a net loss of $2,592,000 for the first nine months of fiscal 1996. For the first nine months of fiscal 1995, the Company had net income of $5,291,000.


LIQUIDITY AND CAPITAL RESOURCES

The following table is presented as a measure of the Company's liquidity and financial condition:

                                                   March 31,       June 30,
                                                     1996            1995
                                                   _________       ________
                                                        (in thousands)

Cash and cash equivalents                         $     832      $     460
Working capital                                      33,514         26,955
Amounts available under lines of credit              18,600         12,000
Note payable and long-term debt                      40,933         38,908
Stockholders' equity                                110,036        112,628


Although the Company's income statement reflects losses due to factors previously mentioned, a number of actions have enabled the Company to continue to generate positive cash flows, maintain a strong working capital position and a relatively low debt-to-equity ratio during this period of adversity. These include stringent cost reduction measures, reductions in capital expenditures due to the completion of the Pekin Plant expansion program, the suspension of quarterly cash dividends to stockholders and changes in production, purchasing and marketing strategies.

Due to the recent completion of major capital improvement projects at both plants, there will not be significant capital improvement requirements in the near future. At March 31, 1996, the Company has $800,000 committed to improvements and replacements of existing equipment.

The continued high cost of grain and low selling prices are expected to continue to negatively impact the Company's liquidity in the near term. However, management believes that the strategies which continue to be implemented, together with the Company's strong working capital and available lines of credit, should enable the Company to weather current adversities and remain well positioned for a return to more normal conditions.

                                    PART II

                               OTHER INFORMATION





Item 6. Exhibits and Reports on Form 8-K

           (a) Exhibits

               (15) Letter from independent public accountants pursuant to paragraph (d) of Rule 10-01 of Regulation S-X (incorporated by reference to Independent Accountants' Review Report at page 2 hereof)

               (20) Report to stockholders for the nine months ended March 31, 1996

               (27)   Financial data schedule.

           (b) Reports on Form 8-K

               The Company has filed no reports on Form 8-K during the quarter ended March 31, 1996.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MIDWEST GRAIN PRODUCTS, INC.


                                                    s/Ladd M. Seaberg
                                              By
       5/14/96                                   Ladd M. Seaberg, President
_______________________                          and Chief Executive Officer
        Date

                                                    s/Robert G. Booe
       5/14/96                                By
_______________________                          Robert G. Booe, Vice President
        Date                                     and Chief Financial Officer

                                   EXHIBIT INDEX


     Exhibit
     Number     Description
     _______    ___________


       (15) Letter from independent public accountants pursuant to paragraph (d) of Rule 10.01 of Regulation S-X (incorporated by reference to Independent Accountants' Review Report at page 2 hereof)

       (20)     Report to stockholders for the nine months ended March 31,
                1996

       (27)     Financial data schedule