Form 10-K
period 1996-06-30
MIDWEST GRAIN PRODUCTS INC
filed 1996-09-26
CIK 835011

  As Filed with the Securities and Exchange Commission on September 26, 1996
===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                     FORM 10-K

                       Annual Report Pursuant to Section 13
                      of the Securities Exchange Act of 1934

                     For the Fiscal Year Ended June 30, 1996

                           MIDWEST GRAIN PRODUCTS, INC.

                                  1300 Main Street
                                      Box 130
                              Atchison, Kansas 66002
                            Telephone: (913) 367-1480

                       Incorporated in the State of Kansas

                           COMMISSION FILE NO. 0-17196

                                IRS No. 48-0531200

         The Company has no securities registered pursuant to Section 12(b) of the Act. The only class of common stock outstanding consists of Common Stock having no par value, 9,765,172 shares of which were outstanding at June 30, 1996.
The Common Stock is registered pursuant to Section 12(g) of the Act.

         The aggregate market value of the Common Stock of the Company held by non-affiliates, based upon the last sales price of such stock on September 12, 1996, was $102,819,510.

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

         (1) Midwest Grain Products, Inc. 1996 Annual Report to Stockholders, pages 10 through 28 [incorporated into Part II and contained in
                Exhibit 10(c)].

         (2) Midwest Grain Products, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on October 10, 1996, dated September 19, 1996 (incorporated into Part III).
================================================================================

                          MIDWEST GRAIN PRODUCTS, INC.


                                   FORM 10-K



                     For the Fiscal Year Ended June 30, 1996

                                    CONTENTS

                                                                           PAGE
PART I
  Item 1.   Business..................................................       4
            General Information.......................................       4
            Vital Wheat Gluten........................................       5
            Premium Wheat Starch......................................       6
            Alcohol Products..........................................       7
            Flour and Other Mill Products.............................       9
            Transportation............................................       9
            Raw Materials.............................................      10
            Energy....................................................      10
            Employees.................................................      10
            Regulation................................................      11
  Item 2.   Properties................................................      11
  Item 3.   Legal Proceedings.........................................      11
  Item 4.   Submission of Matters to a Vote of Security Holders.......      11

PART II
  Item 5.   Market for the Registrant's Common Equity and Related
               Stockholder Matters....................................      12
  Item 6.   Selected Financial Data...................................      12
  Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations....................      12
  Item 8.   Financial Statements and Supplementary Data...............      12
  Item 9.   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure.................      12

PART III
  Item 10.  Directors and Executive Officers of the Registrant........      13
  Item 11.  Executive Compensation....................................      15
  Item 12.  Security Ownership of Certain Beneficial
               Owners and Management..................................      15
  Item 13.  Certain Relationships and Related Transactions............      15

PART IV
  Item 14.  Exhibits, Financial Statement Schedules and Reports on
               Form 8-K...............................................      16

SIGNATURES............................................................      18

FINANCIAL STATEMENT SCHEDULES.........................................      S-1
  Report of Independent Public Accountants on Schedules...............      S-2
  Schedule VIII.  Valuation and Qualifying Accounts...................      S-3

EXHIBIT INDEX ........................................................      E-1
                               -------------------
         The calculation of the aggregate market value of the Common Stock of the Company held by non-affiliates is based on the assumption that non-affiliates do not include directors. Such assumption does not constitute an admission by the Company or any director that any director is an affiliate of the Company.

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

         The table below shows the Company's sales from continuing operations by product group for each of the five years ended June 30, 1996, as well as such sales as a percent of total sales. The table does not reflect the sales of McCormick Distilling Company, a business that was sold as of December 31, 1992.

                                      PRODUCT GROUP SALES
                                                    Year Ended June 30,
                              ----------------------------------------------------------------------------
                                    1996           1995           1994           1993           1992
                              ----------------  ------------  ------------  --------------  --------------
                                                  (thousands of dollars)
                            Amount    %    Amount    %     Amount    %     Amount    %     Amount   %
                            ------   ---   ------   ---    ------   ---    ------   ---    ------  ---
Vital Wheat Gluten........$ 39,514  20.3 $ 49,957   27.7 $ 70,966   38.2 $ 54,156   33.1 $ 46,941  30.1
Premium wheat starch....... 26,354  13.5   23,403   13.0   21,110   11.3   18,423   11.3   17,578  11.3
Alcohol Products:
  Food Grade Alcohol
     Beverage Alcohol...... 39,465  20.3   32,573   18.1   29,536   15.9   27,142   16.6   26,437  17.0
     Food Grade Industrial. 32,064  16.5   23,379   13.0   22,585   12.1   17,123   10.5   17,974  11.5
  Fuel Grade Alcohol....... 25,347  13.0   28,120   15.6   19,273   10.4   24,468   15.0   21,069  13.6
  Alcohol by-products...... 28,449  14.6   19,583   10.9   18,146    9.8   19,288   11.8   17,791  11.4
                            ------  ----   ------   ----   ------   ----   ------   ----   ------  ----
     Total alcohol
      products............ 125,325  64.4  103,655   57.5   89,540   48.2   88,021   53.9   83,271  53.5
                           -------  ----  -------   ----   ------   ----   ------   ----   ------  ----
Flour and other mill
  products................   3,445   1.8    3,327    1.8    4,352    2.3    2,826    1.7    8,004   5.1
                             -----   ---    -----    ---    -----    ---    -----    ---    -----   ---
     Net sales  ..........$194,638 100.0 $180,252  100.0 $185,968  100.0 $163,426  100.0 $155,794 100.0
                          ======== ===== ========  ===== ========  ===== ========  ===== ======== =====

         Although fiscal 1996 sales increased in 1996 by $14.4 million, income from operations declined by $15.0 million to produce a $3.4 million net loss for the year. The loss, which was the first annual loss in the Company's 55 year history, was due primarily to unusually high grain costs in the face of greatly increased competition from foreign exporters of vital wheat gluten and a relatively flat market for fuel grade alcohol. The combination of these factors significantly restricted the ability of the Company to adjust the price of its gluten and fuel alcohol to compensate for the increased grain costs.

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

         Generally, the Company's sales are not seasonal except for variations affecting alcohol and gluten sales. Fuel alcohol sales increase during the period August through March due to requirements of the Clean Air Act which inhibit the sale of ethanol in certain areas of the country during May 1 through September 15 each year. Certain environmental regulations also favor greater use of ethanol during the winter months of the year. See "Alcohol Products- Fuel Grade Alcohol." Beverage alcohol sales tend to peak in the fall as distributors order stocks for the holiday season, while gluten sales tend to increase during the second half of the fiscal year as demand increases for hot dog buns, hamburger buns, and similar bakery products.

         For further information, see the Consolidated Financial Statements of the Company and Management's Discussion and Analysis of the Company's Financial Condition and Results of Operations which appear at pages 11 through 17 of the Annual Report.

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

         The Company ships its vital wheat gluten throughout the continental United States in bulk and in 50 to 100 pound bags. Approximately 53% of fiscal 1996 gluten sales were made to a distributor for the bakery industry, the Ben C. Williams Bakery Services Company, which in turn distributes vital wheat gluten to independent bakeries. The remainder is sold directly to major food processors and bakeries such as Kellogg Co., Interstate Baking Company, Inc. and H. J. Heinz Co.

         The Company's principal competitors in the U.S. vital wheat gluten market consist of three other domestic producers and a number of foreign importers. Foreign exporters provide significant competition from time to time due to low U.S. tariffs and export incentives provided by foreign countries to their wheat starch producers. Based on industry data, the Company believes that in terms of fiscal 1996 sales it is the largest producer of vital wheat gluten in the United States.

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

         The Company's sales of vital wheat gluten decreased by $10.4 million during fiscal 1996 and $21.0 million during fiscal 1995 from the high levels of fiscal 1994, due to reduced marketing opportunities resulting from significantly increased European gluten imports which began during the second half of calendar 1994. The high level of fiscal 1994 Gluten sales resulted from a worldwide shortage of gluten due to poor quality, low protein-yielding wheat following the extremely wet weather in the spring and summer of 1993. The surge of low priced foreign gluten occurred concurrent with significantly rising wheat costs which began in the third quarter in fiscal 1995. Between March, 1995 and the end of June, 1996, the average per bushel cost of wheat rose from $4.10 to $6.53. Because of the flood of low priced foreign gluten, US wheat gluten prices failed to adjust to the rising grain costs with a resulting negative impact on the profitablility of the Company's gluten operations.

         The substantial increase in European gluten imports are due to sizable increases in European capacity to produce starch and gluten, high subsidies that enable the sale of excess European gluten in the U.S. at low prices and low U.S. tariffs on that gluten. The Company and the United States Wheat Gluten Council have engaged in a number of initiatives to combat the dumping of foreign gluten. Due to these efforts the United States and the European Union ratified an agreement on July 22, 1996, that states: "If the market share of European Community origin wheat gluten exports into the United States increases in comparison to their average 1990-1992 market share, the European Commission and the United States government shall consult with a view to finding a mutually acceptable solution." Consultations pursuant to that agreement have begun, and the Company is hopeful that they will ultimately result in the creation of a more level playing field. However, until the intensity of competitive conditions subside, pursuant to the outcome of consultations or otherwise, and wheat costs substantially decrease, the Company plans to limit the production of gluten to those amounts necessary for the production of other more profitable wheat by products. In addition, the Company has intensified its efforts to develop additional modified vital wheat gluten products that may be marketed in niches that will be less affected by grain costs and foreign competition.

         During fiscal 1995 the Company substantially completed the construction of new wheat gluten production facilities at the Pekin Illinois plant. The expansion has increased the Company's total gluten capacity by approximately 40%. That project, together with other gluten expansion projects that were completed at the Atchison facilities during 1993 and 1994, have approximately doubled the gluten capacity that was available at June 30, 1991. However, as mentioned above, due to the unusually high gluten imports from Europe, and unusually high grain costs, the Company does not expect to immediately use the increased capacity.

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

         Starch  sales  increased  during  fiscal  1996  by  approximately  $3.0
million,   due  primarily  to  higher  volumes  permitted  by  increased  starch production capacity and increased sales of modified wheat starches.

         During June, 1995, the Company completed the construction of a new starch production facility at the Pekin plant. Previously that Plant was equipped only to produce gluten, alcohol and alcohol byproducts. The expansion has increased total starch production capacity by 70%.

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

         The Company believes that in terms of fiscal 1996 net sales, it is one of the two largest bulk sellers of grain neutral spirits, vodka and gin in the United States. The Company's principal competitors in the beverage alcohol market are Grain Processing Company of Muscatine, Iowa and Archer Daniels Midland of Decatur, Illinois. Competition is based primarily upon price and service, and in the case of gin, formulation. The Company believes that the centralized location of its Illinois and Kansas distilleries and the capacity of its dual production facilities combine to provide the Company with a customer service advantage that is unique within the industry.

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

         Food grade alcohol sales increased by approximately $6.9 million during fiscal 1996 due primarily to volume increases. Those increases were primarily due to increased demand and the availability of increased capacity derived from the distillery expansion at the Pekin plant.

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

         Although ethanol can be blended directly with gasoline as an oxygenate to enable it to reduce toxic air emissions, it also increases the volatility of gasoline or its tendency to evaporate and release volatile organic compounds ("VOC's"). This latter characteristic has precluded it from meeting certain clean air act requirements for gasoline that pertain to nine of the smoggiest US metropolitan areas during the summer months (May 1 through September 15). As a consequence, the demand for ethanol increases during the period from August through March of each fiscal year as gasoline blenders acquire stocks for blending with gasoline to be marketed in the period September 16 through April 30.

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

         The Kansas Qualified Agricultural Ethyl Alcohol Producer Incentive Fund, which expires in 1999, provides incentives for sales of ethanol produced in Kansas to gasoline blenders. Fiscal 1996 payments to the Company out of the fund totaled $297,000 for the ethanol produced by the Company at the Atchison plant during that year. A few other states offer ethanol blending incentives, which, in the aggregate, did not materially add to the Company's ethanol revenues during fiscal 1996.

         The Fuel grade alcohol market is dominated by Archer Daniels Midland. In recent years the Company and other competitors have significantly increased domestic fuel grade alcohol distillation capacity. During fiscal 1995 the Company more than tripled its fuel grade alcohol production capacity through the expansion of its distillery operations at the Pekin plant. As a consequence, it moved from a very small competitor in the fuel grade market to the smaller

                                       8
of a few other larger second tier ethanol producers. The Company competes with other producers of fuel grade alcohol on the basis of price and delivery service. Fuel alcohol prices traditionally follow the movement of gasoline prices.

         During 1996 fuel alcohol prices remained flat in the face of rising gasoline prices, in part due to increased industry wide capacity. At the same time the cost of grain escalated to extraordinary levels. The combination of circumstances had a major negative impact on the Company's fuel grade alcohol operations and those of the entire ethanol industry. A number of producers shut down plants or otherwise significantly curtailed ethanol production. The Company's response to the circumstance was to shift as much of its alcohol production as possible into food grade alcohol products where prices were adjusting to increased grain costs and to shut down its Pekin plant for the entire month of June in order to perform extended maintenance.

         Alcohol By-Products

         The bulk of fiscal 1996 sales of alcohol by-products consist of distillers feeds. Distillers feeds are the residue of corn, milo and wheat from alcohol processing operations. The residue is dried and sold primarily to processors of animal feeds as a high protein additive. The Company competes with other distillers of alcohol as well as a number of other producers of animal food additives in the sale of distillers feeds and mill feeds. The $8.9 million increase in 1996 sales of alcohol by-products is primarily due to the 1995 expansion of the distillery at the Pekin plant, which approximately doubled the capacity of the Company to produce distillers feeds.

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

Flour and Other Mill Products

         The Company owns and operates a flour mill at the Atchison plant. All of the mill's output of flour is used internally for the production of vital wheat gluten and premium wheat starch. In 1993 the Company completed the first of a two-phase expansion of the mill. The second phase of the expansion was completed during the first quarter of fiscal 1995. The entire project increased the mill's total production capacity by approximately 80%.

         In addition to flour, the wheat milling process generates mill feeds or midds and a small quantity of wheat germ. Midds are sold to processors of animal feeds as a feed additive. Wheat germ is sold primarily for use in vitamin E production.

Transportation

         The Company's output is transported to customers by truck, rail and barge transportation equipment, most of which is provided by common carriers through arrangements made by the Company. The Company leases 250 rail cars which may be dispatched on short notice. Shipment by barge is offered to customers through barge loading facilities on the Missouri and Illinois Rivers. The barge facility on the Illinois River is adjacent to the Pekin plant and owned by the Company. The facility on the Missouri River, which is not company-owned, is approximately one mile from the Atchison plant.

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

         Beginning in fiscal 1995 and continuing through fiscal 1996 wheat, corn and milo prices increased to unusually high levels in the face of intense competition from foreign exporters of vital wheat gluten and relatively flat to depressed markets for fuel grade ethanol. In fiscal 1996, the Company's corn and milo costs averaged 44% more per bushel than those costs in fiscal 1995, and wheat costs in fiscal 1996 averaged 32% more per bushel. While the Company used only 2.3 million more bushels of grain in fiscal 1996, its total combined cost for wheat, corn and milo for fiscal 1996 rose approximately $27 million above grain expenditures in the prior year. The increase in grain prices appears to be primarily due to historically low US stocks of grain reserves caused by weather and increased worldwide demand. The combination of these factors have significantly restricted the ability of the company to adjust the price of its gluten and fuel grade alcohol to compensate for the high grain costs. The
Company is responding to these circumstances by shifting as much of its production as is possible to starch and food grade alcohol production, by restricting the production of gluten and fuel grade alcohol and through the implementation of other cost-cutting measures.

         Historically the Company has not engaged in the purchase of commodity futures to hedge economic risks associated with fluctuating grain and grain products prices. However, due to the significantly increased volumes of grain and grain products that are expected as a result of the expansion of the Company's production facilities and the fact that the markets for an increasing portion of the Company's products are not adjusting to fluctuations in gain costs, the Company began during 1995 to make limited purchases of commodity futures, including wheat, corn and gasoline futures. It expects to increase such hedging activity in the future.

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

Employees

         As of June 30, 1996, the Company had 385 employees, 263 of whom are covered by three collective bargaining agreements with two labor unions. On August 31, 1996, the Company successfully negotiated a contract covering 168 employees at the Atchison Plant. A contract covering 93 employees expires at the Pekin plant on October 31, 1996, and the third contract covering 2 employees expires on June 30, 1997. As of June 30, 1995, the Company had 429 employees. The decline in employees resulted primarily from measures taken during fiscal

1996 to reduce the size of the workforce due to adverse economic circumstances affecting the Company's operations.

         During fiscal 1995, the Company reduced compensation expense for non-union personnel, including managers and executives by over $2.0 million. An additional $1.2 million reduction was implemented in 1996. The reductions include reductions of base salary in 1996 of approximately 8%, major reductions in cash bonuses and ESOP contributions in 1995 and the elimination of all bonus programs and ESOP contributions in 1996. These reductions were implemented in response to the decline in the Company's operating results during the last two fiscal years.

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

Item 3.   Legal Proceedings.

         There are no material legal proceedings pending as of June 30, 1996. Legal proceedings which are pending consist of matters normally incident to the business conducted by the Company and taken together do not appear material.

Item 4.  Submissions of Matters to a Vote of Security Holders.

         No matters have been submitted to a vote of stockholders during the fourth quarter of fiscal year covered by this report.

                                    PART II

Item 5.  Market for Registrants Common Equity and Related Stockholders Matters.

         The Common Stock of the Company has been traded on the NASDAQ National Market System under the symbol MWGP since November 1988.

         The following table reflects the cash dividends paid and the high and low closing prices of the Common Stock for each quarter of fiscal 1996 and 1995:


                                              Quarterly Cash    Sales Price
                                                 Dividends     High      Low
                                                 ---------     ----      ---
     1995:
         First Quarter...........................$ .125      $ 36.25  $ 27.25
         Second Quarter..........................  .125        28.50    22.50
         Third Quarter...........................  .125        24.00    17.00
         Fourth Quarter..........................  .125        18.75    17.00
                                                 ------
                                                 $  .50
                                                 ======

     1996:
         First Quarter...........................$ .000      $ 19.50  $ 16.50
         Second Quarter..........................  .000        17.00    10.75
         Third Quarter...........................  .000        15.00    12.00
         Fourth Quarter..........................  .000        13.50    11.38
                                                 ------
                                                 $ .000
                                                 ======


         At June 30, 1996, there were approximately 1,000 holders of record of the Company's Common Stock. It is believed that the Common Stock is held by more than 2,000 beneficial owners.

Item 6.  Selected Financial Data.

         Incorporated by reference to the information under Selected Financial Information on page 10 of the Annual Report, a copy of which page is included in
Exhibit 10(c) to this Report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Incorporated by reference to the information under Managements Discussion and Analysis of Financial Condition and Results of Operations on pages 11 through 17 of the Annual Report, copies of which pages are included in
Exhibit 10(c) to this Report.


Item 8.  Financial Statements and Supplementary Data.

         Incorporated by reference to the consolidated financial statements and related notes on pages 18 through 28 of the Annual Report, copies of which pages are included in Exhibit 10(c) to this Report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.


         The directors and executive officers of the Company are as follows:


Name                       Age  Position
- ----                       ---  --------

Cloud L. Cray, Jr.          73  Chairman of the Board and Director

Laidacker M. Seaberg        50  President, Chief Executive Officer and Director

Sukh Bassi, Ph.D.           55  Vice President - Vital Wheat Gluten Marketing,
                                Research and Development and Corporate Technical
                                Director

Robert G. Booe              59  Vice President - Administration, Controller,
                                Treasurer and Chief Financial Officer

Gerald Lasater              58  Vice President - Wheat Starch Marketing

Raymond Miller              62  Vice President - Purchasing and Energy and
                                President of Midwest Grain Pipeline, Inc.

Anthony J. Petricola        60  Vice President - Engineering

Randy M. Schrick            46  Vice President - Operations and Director

Robert L. Swaw              66  Vice President - Alcohol Marketing

Michael Braude              60  Director

Richard J. Bruggen          70  Director

F.D. "Fran" Jabara          71  Director

Tom MacLeod, Jr.            48  Director

Robert J. Reintjes          64  Director

Eleanor B. Schwartz, D.B.A. 59  Director


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

        Mr. Lasater joined the Company in 1962.  He has served as Vice President
- - Starch Marketing since 1992. Previously he served as Vice President in charge of the Wheat Starch Strategic Business Unit.

        Mr. Miller joined the Company in 1956.  He has served as Vice President
- - Purchasing and Energy since 1992, President of Midwest Grain Pipeline, Inc. since 1987, and as Vice President of the Company since 1967.

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

        Mr. Bruggen has been a Director since 1976 and is a member of the Audit and Human Resources committees. He was Senior Vice President of Atchison Casting Corporation from 1991 until his retirement in 1992. Previously he was the General Manager of Rockwell International Plants at Atchison, Kansas and
St. Joseph, Missouri.

        Mr. Braude has been a Director since 1991 and is Chairman of the Audit Committee and a member of the Nominating Committee. He has been the President and Chief Executive Officer of the Kansas City Board of Trade, a commodity futures exchange, since 1984. Previously he was Executive Vice President of American Bank & Trust Company of Kansas City. Mr. Braude is a director of Country Club Bank, Kansas City, Missouri and National Futures Association, a member and immediate Past Chairman of the National Grain Trade Council and a trustee of the University of Missouri-Kansas City and of Midwest Research Institute.

        Mr. Jabara has been a director since October 6, 1994, and is Chairman of the Human Resources Committee and a member of the Audit Committee. He is President of Jabara Ventures Group, a venture capital firm. From September 1949 to August 1989 he was a distinguished professor of business at Wichita State University, Wichita, Kansas. He is also a director of Commerce Bank, Wichita, Kansas and NPC International, Inc., an operator of numerous Pizza Hut and other quick service restaurants throughout the United States.

        Mr. MacLeod, Jr. has been a Director since 1986 and is a member of the Audit and Nominating Committees. He has been the President and Chief Operating Officer of Iams Company, a manufacturer of premium pet foods, since 1989. Previously, he was President and Chief Executive Officer of Kitchens of Sara Lee, a division of Sara Lee Corporation, a food products company.

         Mr. Reintjes has been a Director since 1986, and is a member of the Audit and Human Resources Committees. He has served as President of Geo. P. Reintjes Co., Inc., of Kansas City, Missouri, for the past 23 years. The Geo. P. Reintjes Co., Inc. is engaged in the business of refractory construction. He is a director of Butler Manufacturing Company, a manufacturer of pre-engineered buildings, and Commerce Bank of Kansas City.

        Dr. Schwartz has been a director since June 3, 1993. She is Chairman of the Nominating Committee and a member of the Audit Committee. She has been the Chancellor of the University of Missouri-Kansas City since May 1992, and was previously the Vice Chancellor for Academic Affairs. She is a Trustee of Midwest Research Institute and a director of ANNUHCO, Inc. and Waddell, Reed, Torchmart and United Funds Group, Inc.

        The Board of Directors is divided into two groups (Groups A and B) and three classes. Group A directors are elected by the holders of Common Stock and Group B directors are elected by the holders of Preferred Stock. One class of directors is elected at each annual meeting of stockholders for three-year terms. The present directors' terms of office expire as follows:

Group A Directors      Term Expires          Group B Directors     Term Expires

Mr. Bruggen                1997              Mr. Cray, Jr.             1998
Mr. MacLeod                1998              Mr. Reintjes              1998
Dr. Schwartz               1996              Mr. Braude                1997

                                             Mr. Jabara                1997
                                             Mr. Schrick               1996
                                             Mr. Seaberg               1996


Item 11.   Executive Compensation.

           Incorporated  by  reference  to  the  information   under  "Executive
Compensation" on pages 15 through 19 of the Proxy Statement.



Item 12.   Security Ownership of Certain Beneficial Owners and Management.

           Incorporated  by  reference  to  the  information   under  "Principal
Stockholders" beginning on page 20 of the Proxy Statement.



Item 13.   Certain Relationships and Related Transactions.

           None.

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

           The following documents are filed as part of this report:

             (a) Financial Statements:

                 Auditors Report on Financial Statements.
                 Consolidated Balance Sheets at June 30, 1996 and 1995. Consolidated Statements of Income - for the Three Years Ended
                    June 30, 1996, 1995 and 1994.
                 Consolidated Statements of Stockholders Equity for the Three
                    Years Ended June 30, 1996, 1995 and 1994.
                 Consolidated  Statements  of Cash  Flow - for the  Three  Years
                    Ended  June 30,  1996,  1995 and  1994.
                 Notes to  Consolidated Financial Statements.

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

             (c) Exhibits:

                  Exhibit No.                      Description
                  ----------                       -----------

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

                     4(c) Copy of Third Amended Line of Credit Loan Agreement providing for the Issuance of a Line of Credit Note in the amount of $27,000,000.

                     4(d) Copy of Line of Credit Note Under Third Amended Line of Credit Loan Agreement.

                     9(a) Copy of Cray Family Trust (Incorporated by reference to Exhibit 1 of Amendment No. 1 to
                               Schedule 13D of Cloud L. Cray, Jr. dated
                               November 17, 1995).

                    10(a)      Summary   of   informal    cash   bonus   plan
                               (incorporated  by  reference  to  the  summary
                               contained in the Company's Proxy Statement dated September 19, 1996, which is incorporated by reference into Part III of this Form 10-K).


                    10(b) Executive Stock Bonus Plan as amended June 15, 1992 (incorporated by reference to Exhibit 10(b) to the Company's Form 10-K for the year ended June 30, 1992).


                    10(c) Information contained in the Midwest Grain Products, Inc. 1996 Annual Report to Stockholders that is incorporated herein by reference.

                    10(d) Copy of Midwest Grain Products, Inc. Stock Incentive Plan of 1996, as amended as of August 26, 1996 (incorporated by reference to Exhibit A to Midwest Grain Products, Inc. Notice of 1996 Annual Meeting and Proxy Statement under definitive Schedule 14A filed September 17,
                               1996).

                     10(e) Form of Stock Option with respect to stock options granted under the Midwest Grain Products, Inc. Stock Incentive Plan of 1996.

                     10(f) Copy of Midwest Grain Products, Inc. 1996 Stock Option Plan for Outside Directors, as amended as of August 26, 1996 (incorporated by reference to Exhibit B to Midwest Grain Products, Inc. Notice of 1996 Annual Meeting and Proxy Statement under definitive Schedule 14A filed September 17,
                               1996).

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

                       27 Midwest Grain Products Financial Data Schedule as at June 30, 1996 and for the year then ended.



         No reports on Form 8-K have been filed during the quarter ended June 30, 1996.

                                   SIGNATURES

         Pursuant to requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Atchison, State of Kansas, on this 19th day of September, 1996.

                                             MIDWEST GRAIN PRODUCTS, INC.

                                             By /s/Laidacker M. Seaberg
                                                -------------------------
                                              Laidacker M. Seaberg, President


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
            Name                      Title                         Date
            ----                      -----                         ----
/s/ Laidacker M. Seaberg
    ---------------------   President (Principal
    Laidacker M. Seaberg    Executive Officer) and Director   September 19, 1996

/s/ Robert G. Booe
    ---------------------   Vice President, Treasurer
    Robert G. Booe          and Controller (Principal
                            Financial and Accounting Officer) September 19, 1996
/s/ Michael Braude
    ---------------------
    Michael Braude          Director                          September 19, 1996

/s/ Richard J. Bruggen
    ---------------------
    Richard J. Bruggen      Director                          September 19, 1996

/s/ Cloud L. Cray, Jr.
    ---------------------
    Cloud L. Cray, Jr.      Director                          September 19, 1996

/s/ F. D. Jabara
    ---------------------
    F. D. "Fran" Jabara     Director                          September 19, 1996

/s/ Tom MacLeod
    ---------------------
    Tom MacLeod, Jr.        Director                          September 19, 1996

/s/ Robert J. Reintjes
    ---------------------
    Robert J. Reintjes      Director                          September 19, 1996

/s/ Randy M. Schrick
    ---------------------
    Randy M. Schrick        Director                          September 19, 1996

/s/ Eleanor B. Schwartz
    -------------------
    Eleanor B. Schwartz     Director                          September 19, 1996

                         MIDWEST GRAIN PRODUCTS, INC.

                  Consolidated Financial Statement Schedules
                                 (Form 10-K)

                         June 30, 1996, 1995 and 1994

                        (With Auditors' Report Thereon)

BAIRD,
KURTZ &
DOBSON                  Report of Independent Accountants
                        ---------------------------------

                         on Financial Statement Schedule
                         -------------------------------

                      Board of Directors and Stockholders
Certified             Midwest Grain Products, Inc.
Public                Atchison, Kansas
Accountants


     In connection with our audit of the financial statements of MIDWEST GRAIN PRODUCTS, INC. for each of the three years in the period ended June 30, 1996, we have also audited the following financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits of the basic financial statements. The schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the consolidated financial statements.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                 /s/Baird, Kurtz & Dobson



                      Kansas City, Missouri
                      August 9, 1996

City Center Square
Suite 2700
1100 Main
Kansas City,
Missouri 64105
816 221-6300

FAX:  816 221-6380
- ------------------
With Offices in:
Arkansas
Colorado
Kansas
Kentucky
Missouri
Nebraska
Oklahoma
- --------
Member of
Moores Rowland
International

                           MIDWEST GRAIN PRODUCTS, INC.

                     VIII. VALUATION AND QUALIFYING ACCOUNTS





                                         Additions
                                   ----------------------
                        Balance,   Charged to    Charged                Balance,
                       Beginning   Costs and     to Other   Deductions   End of
                       of Period   Expenses      Accounts   Write-Offs   Period
                       ---------   ----------    --------   ----------  --------
                                       (In Thousands)

YEAR ENDED JUNE 30, 1996   $85        $214                      $14        $285
 Allowance for doubtful     ==         ===                       ==         ===
 accounts

YEAR ENDED JUNE 30, 1995   $25        $101                      $41        $ 85
 Allowance for doubtful     ==         ===                       ==          ==
 accounts

YEAR ENDED JUNE 30, 1994   $25        $ 59                      $59        $ 25
 Allowance for doubtful     ==         ===                       ==         ===
 accounts

                                 EXHIBIT INDEX

 Exhibit No.                            Description
 ----------                             -----------

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

    4(c) Copy of Third Amended Line of Credit Loan Agreement providing for the Issuance of a Line of Credit Note in the amount of $27,000,000.

    4(d) Copy of Line of Credit Note Under Third Amended Line of Credit Loan Agreement.

    9(a) Copy of Cray Family Trust (Incorporated by reference to Exhibit 1 of Amendment No. 1 to Schedule 13D of Cloud L. Cray, Jr. dated November 17, 1995).

   10(a) Summary of informal cash bonus plan (incorporated by reference to the summary contained in the Company's Proxy Statement dated September 19, 1996, which is incorporated by reference into Part III of this Form 10-K).

   10(b) Executive Stock Bonus Plan as amended June 15, 1992 (incorporated by reference to Exhibit 10(b) to the Company's Form 10-K for the year ended June 30, 1992).

   10(c) Information contained in the Midwest Grain Products, Inc. 1996 Annual Report to Stockholders that is incorporated herein by reference.

   10(d) Copy of Midwest Grain Products, Inc. Stock Incentive Plan of 1996, as amended as of August 26, 1996 (incorporated by reference to Exhibit A to Midwest Grain Products, Inc. Notice of 1996 Annual Meeting and Proxy Statement under definitive Schedule 14A filed September 17, 1996).

   10(e) Form of Stock Option with respect to stock options granted under the Midwest Grain Products, Inc. Stock Incentive Plan of 1996.

   10(f) Copy of Midwest Grain Products, Inc. 1996 Stock Option Plan for Outside Directors, as amended as of August 26, 1996 (incorporated by reference to Exhibit B to Midwest Grain Products, Inc. Notice of 1996 Annual Meeting and Proxy Statement under definitive
              Schedule 14A filed September 17, 1996).


                                      E-1

 Exhibit No.                            Description
 ----------                             -----------


    22        Subsidiaries of the Company other than insignificant subsidiaries:

                                                         State of Incorporation
               Subsidiary                                    or Organization
               ----------                                    ---------------

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

    27 Midwest Grain Products Financial Data Schedule as at June 30, 1996 and for the year then ended.