Form 10-Q
period 1996-09-30
MIDWEST GRAIN PRODUCTS INC
filed 1996-11-14
CIK 835011

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549



                                     FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


      For Quarter Ended September 30, 1996 - Commission File No. 0-17196



                          MIDWEST GRAIN PRODUCTS, INC.
             (Exact Name of Registrant as Specified in Its Charter)



             KANSAS                                          48-0531200
--------------------------------                         -------------------
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
                                                   X   YES           NO
                                                      -----         ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                           Common stock, no par value
                          9,765,172 shares outstanding
                             as of November 1, 1996.

                                    INDEX
                                    -----


PART I.  FINANCIAL INFORMATION                                         Page
                                                                       ----
         Item 1. Financial Statements
                 --------------------

             Independent Accountants' Review Report....................  2

             Condensed Consolidated Balance Sheets as of
             September 30, 1996 and June 30, 1996......................  3

             Condensed Consolidated Statements of Operations for
             the Three Months Ended September 30, 1996 and 1995........  5

             Condensed Consolidated Statements of Cash Flows for
             the Three Months Ended September 30, 1996 and 1995........  6

             Notes to Condensed Consolidated Financial Statements......  7

         Item 2. Management's Discussion and Analysis of Financial
                 -------------------------------------------------
                   Condition and Results of Operations.................  8
                   -----------------------------------

PART II.  OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders... 11
                 ---------------------------------------------------

         Item 6. Exhibits and Reports on Form 8-K...................... 11
                 --------------------------------

[GRAPHIC OMITTED]



                      Independent Accountants' Review Report
                      --------------------------------------

Baird
Kurtz &
Dobson

             Board of Directors and Stockholders
             Midwest Grain Products, Inc.
             Atchison, Kansas   66002


                  We have reviewed the condensed consolidated balance  sheet  of
             MIDWEST GRAIN PRODUCTS, INC. and  subsidiaries  as of September 30,
             1996,  and   the   related  condensed  consolidated  statements  of
Certified    operations for the three month periods  ended  September  30,  1996
Public       and 1995, and the related condensed consolidated statements of cash
Accountants  flows  for  the  three  month  periods ended September 30, 1996 and
             1995. These financial statements are the responsibility of the Company's management.

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

                  We  have  previously  audited, in  accordance  with  generally accepted auditing standards, the consolidated balance sheet as of June 30, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and, in our report dated August 9, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 1996, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

City Center Square
Suite 2700
1100 Main                                   /s/Baird Kurtz & Dobson
Kansas City,
Missouri 64105                              BAIRD, KURTZ & DOBSON
816 221-6300

FAX: 816 221-6380
-----------------

             Kansas City, Missouri
             October 23, 1996

With Offices In:
Arkansas
colorado
Kansas
Kentucky
Missouri
Nebraska
Oklahoma
-----------------

Member of
Moores Rowland
International

                           MIDWEST GRAIN PRODUCTS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)


                                     ASSETS



                                              September 30,            June 30,
                                                  1996                   1996
                                              -------------            --------
                                               (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents                  $    3,452           $    3,759
    Receivables                                    24,718               18,365
    Inventories                                    21,343               19,913
    Prepaid expenses                                1,025                  573
    Deferred income taxes                           1,531                1,531
    Income taxes receivable                         2,909                3,063
                                                   ------               ------
         Total Current Assets                      54,978               47,204
                                                   ------               ------

PROPERTY AND EQUIPMENT, At cost                   210,294              210,304
    Less accumulated depreciation                  88,600               85,155
                                                  -------              -------
                                                  121,694              125,149
                                                  -------              -------

OTHER ASSETS                                          432                  432
                                                  -------              -------

                                                 $177,104             $172,785
                                                  =======              =======












See Accompanying Notes to Condensed Consolidated
    Financial Statements

                           MIDWEST GRAIN PRODUCTS, INC.

                                   (In Thousands)


                       LIABILITIES AND STOCKHOLDERS' EQUITY



                                             September 30,            June 30,
                                                 1996                   1996
                                             -------------            --------
                                              (Unaudited)
CURRENT LIABILITIES
    Note payable-bank                       $    2,000
    Accounts payable                             7,510             $    6,416
    Accrued expenses                             3,148                  3,675
                                                ------                 ------
         Total Current Liabilities              12,658                 10,091
                                                ------                 ------

LONG-TERM DEBT                                  42,933                 40,933
                                                ------                 ------

POST-RETIREMENT BENEFITS                         6,043                  5,945
                                                ------                 ------

DEFERRED INCOME TAXES                            6,594                  6,594
                                                ------                 ------

STOCKHOLDERS' EQUITY
    Capital stock
       Preferred, 5% noncumulative,
         $10 par value; authorized
         1,000 shares; issued and
         outstanding 437 shares                      4                      4
       Common, no par; authorized
         20,000,000 shares; issued
         9,765,172 shares                        6,715                  6,715
    Additional paid-in capital                   2,485                  2,485
    Retained earnings                           99,672                100,018
                                               -------                -------
                                               108,876                109,222
                                               -------                -------

                                              $177,104               $172,785
                                               =======                =======


See Accompanying Notes to Condensed Consolidated
    Financial Statements

                            MIDWEST GRAIN PRODUCTS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                    (Unaudited)


                                                 1996                  1995
                                               --------              --------
                                                    (in thousands, except
                                                      per share amounts)

NET SALES                                       $53,173               $47,160

COST OF SALES                                    51,110                48,097
                                                 ------                ------
GROSS PROFIT (LOSS)                               2,063                  (937)

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                      2,163                 2,463
                                                 ------                ------
                                                   (100)               (3,400)

OTHER OPERATING INCOME (LOSS)                       102                    (1)
                                                 ------                ------

INCOME (LOSS) FROM OPERATIONS                         2                (3,401)

OTHER INCOME (EXPENSE)
    Interest                                       (725)                 (593)
    Other                                           148                    69
                                                 ------                ------

LOSS BEFORE INCOME TAXES                           (575)               (3,925)

PROVISION (CREDIT) FOR INCOME TAXES                (229)               (1,548)
                                                 ------                ------
NET LOSS                                      $    (346)              $(2,377)
                                                 ======                ======
EARNINGS (LOSS) PER COMMON SHARE              $    (.04)              $  (.24)
                                                 ======                ======







See Accompanying Notes to Condensed Consolidated Financial
    Statements and Independent Accountants' Review Report

                          MIDWEST GRAIN PRODUCTS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                  (Unaudited)

                                                         1996            1995
                                                       --------        --------
                                                            (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                         $   (346)      $   (2,377)
    Items not requiring (providing) cash:
       Depreciation                                     3,506            3,292
       Gain on sale of equipment                          (20)              (2)
    Changes in:
       Accounts receivable                             (6,353)          (1,171)
       Inventories                                     (1,430)          (2,213)
       Prepaid expenses                                  (452)            (330)
       Accounts payable                                 1,094            3,331
       Accrued expenses                                  (429)          (2,217)
       Income taxes receivable                            154           (2,776)
                                                        -----            -----
          Net cash used in operating activities        (4,276)          (4,463)
                                                        -----            -----
CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property and equipment                   (62)          (2,631)
    Proceeds from sale of equipment                        31               22
    Payment received on note for sale of plant                             172
                                                        -----            -----
          Net cash used in investing activities           (31)          (2,437)
                                                        -----            -----
CASH FLOWS FROM FINANCING ACTIVITIES
    Net advances on notes payable                       2,000            2,000
    Net proceeds from issuance of long-term debt        2,000            6,000
    Dividends paid                                                      (1,221)
                                                        -----            -----
          Net cash provided by financing activities     4,000            6,779
                                                        -----            -----

DECREASE IN CASH AND CASH EQUIVALENTS                    (307)            (121)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          3,759              460
                                                        -----            -----
CASH AND CASH EQUIVALENTS, END OF PERIOD             $  3,452         $    339
                                                        =====            =====



See Accompanying Notes to Condensed Consolidated Financial
    Statements and Independent Accountants' Review Report

                            MIDWEST GRAIN PRODUCTS, INC.

                NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       THREE MONTHS ENDED SEPTEMBER 30, 1996

                                   (Unaudited)



NOTE:  GENERAL

     In  the  opinion  of  management,   the  accompanying  unaudited  condensed
consolidated financial statements contain all adjustments necessary to present fairly the Company's condensed consolidated financial position as of September 30, 1996, and the condensed consolidated results of its operations and its cash flows for the periods ended September 30, 1996 and 1995, and are of a normal recurring nature.

































See Independent Accountants' Review Report

                            MIDWEST GRAIN PRODUCTS, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       THREE MONTHS ENDED SEPTEMBER 30, 1996


RESULTS OF OPERATIONS

General
-------

While the Company incurred a net loss of $346,000 in the first quarter of fiscal 1997, this performance represented a sizeable improvement over the prior year's first quarter net loss of $2,377,000. It also was an improvement over the fourth quarter of fiscal 1996, when the Company experienced a net loss of $814,000. The improved performance primarily resulted from adjustments made in selling prices for the Company's principal products to compensate for increased raw material costs for grain. The Company's strategy to maximize operating results by remaining highly flexible in targeting production levels and sales mix goals, and the continuation of its intense cash management program to reduce costs and enhance cash flow contributed to the improvement.

Due to the combination of higher grain costs and relatively flat prices for wheat gluten and fuel alcohol at the beginning of the quarter, the Company extended a maintenance and repair shutdown at its Pekin, Illinois plant through the first two weeks of July. Although production levels declined as a result, the Company was able to minimize the impact of the unusually high grain costs, which were driven up by the continuation of a worldwide grain shortage. As the quarter progressed, demand for the Company's fuel alcohol, as well as its food grade alcohol for beverage and industrial applications, strengthened. Additionally, based on predictions for a good fall harvest in the United States, prices for corn and milo, which the Company uses in its alcohol production process, gradually dropped below the record levels they had reached in July.

Throughout the quarter, competitive pressures in the wheat gluten market continued to swell due to the expanding presence of cross-subsidized gluten imports from the European Union (E.U.). As a result, the Company was unable to adjust the selling price of its gluten enough to effectively offset increased costs for wheat. Previously announced consultations between the U.S. and E.U., which are expected to help correct the lopsided trade advantages enjoyed by E.U. gluten producers, are yet to be completed. While the Company waits for the consultations to conclude, possibilities for a legal remedy are being explored. In addition, efforts by the Company to develop specialty, value-added wheat gluten products for both food and industrial applications are being accelerated. The growth of these products, however, is expected to be gradual. Meanwhile, demand for the Company's premium wheat starch remained strong throughout the quarter. A 70% increase in Midwest Grain's starch production capacity in the first quarter of fiscal 1996 has made it possible for the Company to satisfy this and future increases in demand. Based on current indications, including a decline in grain costs and steady demand for alcohol products and wheat starch, the Company expects a return to profitability in the second quarter of fiscal 1997. In addition, new labor agreements have recently been ratified at both of the Company's plants.

                            MIDWEST GRAIN PRODUCTS, INC.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                       THREE MONTHS ENDED SEPTEMBER 30, 1996


Sales
-----
Net sales in the first quarter of fiscal 1997 increased by approximately $6.0 million above sales in the first quarter of fiscal 1996. The increase principally resulted from improved prices for all of the Company's principal products, which only partially offset a significant rise in grain costs. An increase in alcohol sales resulted from a 40% jump in the food grade industrial category due largely to a substantial increase in units sold. Beverage alcohol sales were approximately even with sales for the first quarter of the prior year, while fuel alcohol sales showed a nearly 50% decline due to strategically planned production decrease. Sales of distillers feeds, a by-product of the alcohol production process, climbed 20%, as more feed was produced in tandem with the increase in total alcohol units. Premium wheat starch sales rose almost 16% as the result of steady demand combined with a strengthening in price to compensate for higher wheat costs. Wheat gluten sales, meanwhile, were nearly equal to sales generated in the first quarter of fiscal 1996. Growth in this market was held down by the Company's inability to adequately make price adjustments reflective of increased raw material costs in the face of extreme competitive pressures from the European Union.

Costs of Sales
--------------
The cost of sales in the first quarter of fiscal 1997 increased by approximately $3.0 million above the cost of sales in the first quarter of fiscal 1996. A principal cause was a $5.0 million surge in raw material costs for grain. The increase was partially offset by a nearly $1.2 million decrease in maintenance and repair costs, which returned to more normal levels following the completion of the Company's major expansion project at its Pekin, Illinois plant in the first quarter of fiscal 1996. Other costs, which vary with production, were lower due to planned production decline.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative expenses in the first quarter of fiscal 1997 were down approximately $300,000 compared to the prior year's first quarter. This decrease was spread through most expense categories as part of the Company's cash management program.

The consolidated effective income tax rate is consistent for all periods.

The general effects of inflation were minimal.

Net Income
----------
As the result of the foregoing factors, the Company experienced a net loss of $346,000 in the first quarter of fiscal 1997 compared to a net loss of $2,377,000 in the first quarter of fiscal 1996.

                           MIDWEST GRAIN PRODUCTS, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                       THREE MONTHS ENDED SEPTEMBER 30, 1996



LIQUIDITY AND CAPITAL RESOURCES

The following table is presented as a measure of the Company's liquidity and financial condition:


                                                September 30,         June 30,
                                                    1996                1996
                                                -------------         --------
                                                        (in thousands)

Cash and cash equivalents                       $   3,452          $    3,759
Working capital                                    42,320              37,113
Amounts available under lines of credit            15,000              18,600
Note payable and long-term debt                    44,933              40,933
Stockholders' equity                              108,876             109,222



During this period of adversity, the Company has continued to generate positive cash flows, improve its working capital position and maintain a relatively low debt-to-equity ratio. The measures instituted a year ago, including stringent cost reductions, suspension of quarterly cash dividends to stockholders and changes in production, purchasing and marketing strategies remain in effect. Improved operations started to be felt during this quarter causing expected reductions in short-term liquidity as evidenced by increased levels of receivables and inventories.

Although the Company has completed major capital improvement projects at both plants, management continues to evaluate its plants to maintain and improve operating efficiencies. At September 30, 1996, the Company had $2.2 million committed to improvements and replacements of existing equipment.

While the Company partially experienced improved operations during the first quarter due to the decline in grain prices, it expects to more fully feel these improvements during the second quarter. Management believes that the strategies which continue to be implemented, together with the Company's strong working capital and available lines of credit position it to take advantage of a return to more favorable conditions.

                                    PART II
                               OTHER INFORMATION


Item 4      Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------
            The annual meeting of stockholders of the Company was held on October 10, 1996. The following actions were taken at the meeting:

         1. Eleanor B. Schwartz, D.B.A. was elected to the office of Group A Director for a term expiring in 1999 with 8,238,888 votes for her election and 336,634 votes withheld.

         2. Randall M. Schrick was elected to the office of Group B Director for a term expiring in 1999 with 410 votes for his election and 13 votes withheld.

         3. Laidacker M. Seaberg was elected to the office of Group B Director for a term expiring in 1999 with 423 votes for his election and 0 votes withheld.

         4. The Midwest Grain Products, Inc. Stock Incentive Plan of 1996 was approved with 6,481,100 votes for, 400,997 votes against and 825,795 votes abstaining.

         5. The Midwest Grain Products, Inc. 1996 Stock Option Plan for Outside Directors was approved with 6,238,619 votes for, 641,872 votes against and 827,401 votes abstaining.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a) Exhibits

                 (15) Letter from independent public accountants pursuant to paragraph (d) of Rule 10-01 of Regulation S-X (incorporated by reference to Independent Accountants' Review Report at page 2 hereof).

                 (20) Letter to stockholders for the three months ended September 30, 1996.

                 (27)     Financial data schedule.

           (b) Reports on Form 8-K

                 The Company has filed no reports on Form 8-K during the quarter ended September 30, 1996.

                                     SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MIDWEST GRAIN PRODUCTS, INC.

                                               s/Ladd M. Seaberg
                                            By _________________________________
       Date:  November 11, 1996                Ladd M. Seaberg, President
                                               and Chief Executive Officer

                                               s/Robert G. Booe
                                            By _________________________________
       Date:  November 11, 1996                Robert G. Booe, Vice President
                                               and Chief Financial Officer