Form 10-Q
period 1996-12-31
MIDWEST GRAIN PRODUCTS INC
filed 1997-02-14
CIK 835011

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549



                           FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


             For Quarter Ended December 31, 1996 -
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
                                                        X   YES           NO
                                                      -----         -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                           Common stock, no par value
                          9,765,172 shares outstanding
                             as of February 1, 1997.

                               INDEX


                                                              Page

PART I.  FINANCIAL INFORMATION

     Item 1.    Financial Statements

          Independent Accountants' Review Report                2

          Condensed Consolidated Balance Sheets as of
          December 31, 1996 and June 30, 1996                   3

          Condensed Consolidated Statements of Income for the
          Three Months and Six Months Ended December 31, 1996
          and 1995                                              5

          Condensed Consolidated Statements of Cash Flows for
          the Six Months Ended December 31, 1996 and 1995       6

          Notes to Condensed Consolidated
          Financial Statements                                  7

     Item 2.    Management's Discussion and Analysis
                  of Financial Condition and
                  Results of Operations                         8


PART II.  OTHER INFORMATION

     Item 6.    Exhibits and Reports on Form 8-K                13

{LOGO}


Baird, Kurtz & Dobson
Certified Public Accountants


                 Independent Accountants' Review Report

Board of Directors and Stockholders
Midwest Grain Products, Inc.
Atchison, Kansas   66002

     We have reviewed the condensed consolidated balance sheet of MIDWEST GRAIN PRODUCTS, INC. and subsidiaries as of December 31, 1996, and the related condensed consolidated statements of income for the three month and six month periods ended December 31, 1996 and 1995, and the related condensed consolidated statements of cash flows for the six month periods ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and, in our report dated August 9, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 1996, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                               S/BAIRD, KURTZ & DOBSON
                                BAIRD, KURTZ & DOBSON
Kansas City, Missouri
January 21, 1997

City Center Square, Suite 2700, 1100 Main,         816 221-6300
Kansas City, Missouri 64105                    FAX 816 221-6380

With Offices in:  Arkansas, Colorado, Kansas, Kentucky, Missouri,
    Nebraska, Oklahoma
Member of Moores Rowland International

                   MIDWEST GRAIN PRODUCTS, INC.

              CONDENSED CONSOLIDATED BALANCE SHEETS

                         (In Thousands)


                            ASSETS



                                         December 31,     June 30,
                                              1996         1996
                                        -------------     --------
                                         (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                $  1,998      $  3,759
   Receivables                                23,008        18,365
   Inventories                                24,148        19,913
   Prepaid expenses                            1,019           573
   Deferred income taxes                       1,531         1,531
   Income taxes receivable                                   3,063
                                            --------       -------
          Total Current Assets                51,704        47,204
                                             -------        ------


PROPERTY AND EQUIPMENT, At cost              210,964       210,304
   Less accumulated depreciation              92,088        85,155
                                             -------       -------
                                             118,876       125,149
                                             -------       -------


OTHER ASSETS                                     432           432
                                            --------      --------

                                            $171,012      $172,785
                                            ========      ========









See Accompanying Note to Condensed Consolidated
   Financial Statements

                   MIDWEST GRAIN PRODUCTS, INC.

        CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

                         (In Thousands)


              LIABILITIES AND STOCKHOLDERS' EQUITY



                                          December 31,     June 30,
                                            1996           1996
                                         -------------     --------
                                          (Unaudited)

CURRENT LIABILITIES
   Accounts payable                           $ 9,726   $    6,416
   Accrued expenses                             3,740        3,675
   Income taxes payable                           796
                                              --------    ---------
          Total Current Liabilities            14,262       10,091
                                              --------    ---------

LONG-TERM DEBT                                 33,933       40,933
                                              --------    ---------

POST-RETIREMENT BENEFITS                        6,142        5,945
                                             --------     --------

DEFERRED INCOME TAXES                           6,594        6,594
                                             --------     --------

STOCKHOLDERS' EQUITY
   Capital stock
      Preferred, 5% noncumulative,
         $10 par value; authorized
         1,000 shares; issued and
         outstanding 437 shares                     4            4
      Common, no par; authorized
         20,000,000 shares; issued
         9,765,172 shares                       6,715        6,715
   Additional paid-in capital                   2,485        2,485
   Retained earnings                          100,877      100,018
                                            ---------     --------
                                              110,081      109,222
                                            ---------     --------

                                             $171,012     $172,785
                                             ========     ========


See Accompanying Note to Condensed Consolidated
   Financial Statements

                   MIDWEST GRAIN PRODUCTS, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME

          THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1996
                           AND 1995

                          (Unaudited)



                              Three Months         Six Months
                            1996      1995       1996      1995
                            -----     ----       ----      ----
                          (in thousands, except per share amounts)



NET SALES                  $55,249   $55,751   108,422  $102,911

COST OF SALES               50,360    52,132   101,470   100,229
                           -------    ------   -------   -------
GROSS PROFIT                 4,889     3,619     6,952     2,682

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES     2,379     2,377     4,542     4,840
                           -------   -------   -------   -------
                             2,510     1,242     2,410    (2,158)
OTHER OPERATING INCOME         115        54       217        53
                            ------    ------   -------   -------
INCOME (LOSS) FROM
 OPERATIONS                  2,625     1,296     2,627    (2,105)

OTHER INCOME (LOSS)
  Interest                    (679)     (797)   (1,404)   (1,492)
  Other                         46      (180)      194        (9)
                            ------    -------   ------   -------
INCOME (LOSS) BEFORE
 INCOME TAXES                1,992       319     1,417    (3,606)

PROVISION (CREDIT) FOR
 INCOME TAXES                  787       124       558    (1,424)
                           -------    ------   -------   -------
NET INCOME (LOSS)          $ 1,205   $   195   $   859   $(2,182)
                           =======   =======   =======   =======
EARNINGS (LOSS) PER
 COMMON SHARE                 $.12      $.02      $.09     $(.22)
                              ====      ====      ====     =====




See Accompanying Note to Condensed Consolidated
  Financial Statements

                   MIDWEST GRAIN PRODUCTS, INC.

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

          SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                          (Unaudited)

                                               1996        1995
                                              --------    ------
                                 (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                          $    859   $(2,182)
   Items not requiring (providing) cash:
      Depreciation                               7,008     6,677
      Gain on sale of assets                        (6)      (30)
   Changes in:
      Accounts receivable                       (4,643)   (2,130)
      Inventories                               (4,235)   (1,047)
      Prepaid expenses and other assets           (446)     (299)
      Accounts payable                           3,228     4,054
      Accrued expenses                             262      (720)
      Income taxes payable                       3,859       530
                                               -------  --------
          Net cash provided by operating
            activities                           5,886     4,853
                                               -------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property and equipment            (706)   (4,093)
   Proceeds from sale of equipment                  59        68
   Payment received on note for sale of plant                919
                                               -------   -------
          Net cash used in investing
            activities                            (647)   (3,106)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net advances on notes payable                           6,000
   Net principal payments on long-term debt     (7,000)   (3,975)
   Dividends paid                                         (1,221)
                                               -------   -------
          Net cash provided by (used in)
             financing activities               (7,000)      804
                                               -------   -------
INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             (1,761)    2,551

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                           3,759       460
                                              --------   -------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                               $ 1,998  $  3,011
                                               =======  ========

See Accompanying Note to Condensed Consolidated
   Financial Statements

                   MIDWEST GRAIN PRODUCTS, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              SIX MONTHS ENDED DECEMBER 31, 1996

                          (Unaudited)




NOTE 1:  GENERAL

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the Company's condensed consolidated financial position as of December 31, 1996, and the condensed consolidated results of its operations and its cash flows for the periods ended December 31, 1996 and 1995, and are of a normal recurring nature.

                   MIDWEST GRAIN PRODUCTS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              THREE MONTHS ENDED DECEMBER 31, 1996

RESULTS OF OPERATIONS

General
-------

The Company's net income of $1,205,000 in the second quarter of fiscal 1997 represented a considerable increase above both the prior year's second quarter net income of $195,000 and the current year's first quarter net loss of $346,000. In addition, the Company's long-term debt was reduced by $7 million as the result of cash flows generated from operations during the first half of the year. The improved second quarter earnings primarily resulted from a decrease in raw material costs for grain on a per bushel basis, together with strengthened demand for the Company's premium wheat starch, beverage alcohol and distillers' feed. The continuation of the Company's intense cash management program to reduce costs and enhance cash flow contributed to the improvement. The realization of a larger earnings increase was partially blocked by the carryover of a fractional amount of higher priced grain from the first quarter, and soaring energy costs in late November and all through December. Lower operational efficiencies were affected by both of these factors. The increased energy costs resulted from a significant jump in natural gas prices due to periods of extreme cold weather throughout much of the U.S. While natural gas prices have since come down, they remain at levels higher than were experienced during this time a year ago.

Competitive pressures in the wheat gluten market continued to grow throughout the second quarter due to the expanding presence of cross-subsidized gluten imports from the European Union (E.U.). As a result, the Company was unable to adjust the selling price of its gluten enough to effectively offset production costs. Previously announced consultations between the U.S. and E.U. to address this problem are still pending. As such, the Wheat Gluten Industry Council of the United States recently filed a Section 301 Petition requesting that the U.S. Trade Representative investigate subsidies and other measures which allow E.U. gluten producers lopsided competitive advantages. If favorably acted on by the Trade Representative, the petition calls for an international panel of the World Trade Organization to examine the protectionist and predatory practices of the E.U. and could ultimately provide the U.S. with the right to implement retaliatory measures. The Wheat Gluten Council, of which the Company is a member, is prepared to seek additional legal action should a satisfactory remedy not materialize. In the meantime, efforts by the Company to develop specialty wheat gluten products for niche markets to continue to attract increased, but gradual interest.

Demand for the Company's premium wheat starch remains strong, and should continue to result in increased utilization of capacity at the Pekin plant, where a new starch production facility was completed in the first quarter of fiscal 1996. While conditions in the Company's alcohol markets generally remain healthy, prices for food grade alcohol for beverage and industrial applications have declined since the end of the second quarter due partially to seasonal factors, but mainly to the start up of new distillation capacities throughout the industry. Increased supplies of fuel grade alcohol have lowered selling prices in that market as well. With consistently lower grain costs and improved production efficiencies, the Company expects to strengthen its competitive abilities and remain profitable in the third quarter of fiscal 1997.

                   MIDWEST GRAIN PRODUCTS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              THREE MONTHS ENDED DECEMBER 31, 1996
Sales
-----

Net sales in the second quarter of fiscal 1997 were approximately $502,000 lower than sales in the second quarter of fiscal 1996. The decrease principally resulted from lower sales of fuel grade alcohol products, due to a 43% drop in units sold. Fuel alcohol unit sales in the second quarter of fiscal 1996 included the depletion of a sizeable inventory which had been produced in the immediately preceding quarter. Sales of beverage alcohol increased a little more than 2% in this year's second quarter compared to the same period the prior year. The increase resulted from adjustments made to selling prices, as unit sales in this category were down slightly. Sales of food grade alcohol for industrial applications fell 11% due to a decline in production volume. Sales of distillers' feeds, a by-product of the alcohol production process, rose approximately 24% due to improved selling prices and a nearly 9% increase in units sold. Wheat gluten sales were up approximately 9% compared to the second quarter of fiscal 1996 as the result of a small increase in unit sales. However, selling prices for this product fell slightly in the face of extreme competitive pressures from the European Union. Sales of wheat starch increased 20% as the result of both higher volumes and selling prices. Net sales for the first six months of fiscal 1997 increased by approximately $5,511,000 over sales for the first six months of fiscal 1996. The increase occurred in the first quarter as the result of higher sales of wheat starch, food grade industrial alcohol, fuel grade alcohol and alcohol by-products compared to the prior year's first quarter.

Cost of Sales
-------------
The cost of sales in the second quarter of fiscal 1997 decreased by approximately $1.8 million compared to the cost of sales in the second quarter of fiscal 1996. This occurred primarily as the result of a $4.4 million reduction in raw material costs for grain. These decreases were partially offset by an increase of approximately $1.5 million in energy costs, due mainly to higher prices for natural gas, and an increase of slightly more than $423,000 in maintenance and repair costs. The cost of sales for the first six months of fiscal 1997 increased by approximately $1.2 million above the cost of sales in the first six months of fiscal 1996. Raw material cost decreases during the second quarter offset most of the $5.0 million increase in these costs experienced in the first quarter. The increased energy costs for the six months were experienced entirely during the second quarter. These increases were partially offset by a decrease in maintenance and repair costs for the six month period amounting to approximately $.8 million.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative expenses in the second quarter of fiscal 1997 were approximately even with selling, general and administrative expenses in the second quarter of fiscal 1996. For the first six months of fiscal 1997, these costs decreased by approximately $298,000 compared to the first six months of fiscal 1996. This decrease was spread through most expense categories as part of the Company's cash management program.

The consolidated effective income tax rate is consistent for all periods. The general effects of inflation were minimal.

                   MIDWEST GRAIN PRODUCTS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              THREE MONTHS ENDED DECEMBER 31, 1996

Net Income
----------

As the result of the foregoing factors, the Company experienced net income of $1,205,000 in the second quarter of fiscal 1997 compared to net income of $195,000 in the second quarter of fiscal 1996. A first quarter net loss of $346,000 partially offset the second quarter net income, resulting in net income of $859,000 for the first six months of fiscal 1997. For the first six months of fiscal 1996, the Company had a net loss of $2,182,000.

                          MIDWEST GRAIN PRODUCTS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
               THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1996


LIQUIDITY AND CAPITAL RESOURCES

The following table is presented as a measure of the Company's liquidity and financial condition:


                                       December 31,   June 30,
                                           1996         1996
                                       ------------  ----------
                                             (in thousands)

Cash and cash equivalents               $  1,998      $  3,759
Working capital                           37,442        37,113
Amounts available under lines of credit   26,000        18,600
Note payable and long-term debt           33,933        40,933
Stockholders' equity                     110,081       109,222


The Company  continues  to  generate  positive  cash flows,  improve its working capital position and maintain a relatively low debt-to-equity ratio. The measures instituted a year ago, including stringent cost reductions, suspension of quarterly cash dividends to stockholders and changes in production, purchasing and marketing strategies, remain in effect. Improved operations offset by increased level of inventories and receivables produce the cash flow necessary to reduce borrowings by $7,000,000.

Although the Company has completed major capital improvement projects at both plants, management continues to evaluate its plants to maintain and improve operating efficiencies. At December 31, 1996, the Company had $1.9 million committed to improvements and replacements of existing equipment.

Management believes that the strategies which continue to be implemented, together with the Company's strong working capital and available lines of credit, position it to take advantage of a return to more favorable conditions.

                                     PART II

                                OTHER INFORMATION



Item 6  . Exhibits and Reports on Form 8-K
          --------------------------------

   (a) Exhibits

       (15) Letter from independent public accountants pursuant to paragraph (d) of Rule 10-01 of Regulation S-X
           (incorporated by reference to Independent Accountants'
            Review Report at page 2 hereof).

       (20) Letter Report to Stockholders for the three months ended December 31, 1996.

       (27) Financial data schedule

   (b) Reports on Form 8-K

       The Company has filed no reports on Form 8-K during the quarter ended December 31, 1996.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MIDWEST GRAIN PRODUCTS, INC.

   February 10, 1997               s/Ladd M. Seaberg
------------------------      By---------------------------------
          Date                   Ladd M. Seaberg
                                 President and Chief Executive
                                    Officer

   February 10, 1997               s/Robert G. Booe
------------------------      By---------------------------------
          Date                   Robert G. Booe, Vice President
                                 and Chief Financial Officer