Form 10-Q
period 1997-03-31
MIDWEST GRAIN PRODUCTS INC
filed 1997-05-15
CIK 835011

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549



                           FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


                For Quarter Ended March 31, 1997
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


                    Common stock, no par value
                   9,765,172 shares outstanding
                         as of May 1, 1997.

                               INDEX


                                                              Page

PART I.  FINANCIAL INFORMATION

     Item 1.    Financial Statements

          Independent Accountants' Review Report                2

          Condensed Consolidated Balance Sheets as of
          March 31, 1997 and June 30, 1996                      3

          Condensed Consolidated Statements of Operations
          for the Three Months and Nine Months Ended
          December 31, 1997 and 1996                            5

          Condensed Consolidated Statements of Cash Flows for
          the Nine Months Ended March 31, 1997 and 1996         6

          Notes to Condensed Consolidated
          Financial Statements                                  7

     Item 2.    Management's Discussion and Analysis
                  of Financial Condition and
                  Results of Operations                         8


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                               11

     Item 6.   Exhibits and Reports on Form 8-K                11

{LOGO}

Baird, Kurtz & Dobson
Certified Public Accountants

                 Independent Accountants' Review Report

Board of Directors and Stockholders
Midwest Grain Products, Inc.
Atchison, Kansas   66002

     We have reviewed the condensed consolidated balance sheet of MIDWEST GRAIN PRODUCTS, INC. and subsidiaries as of March 31, 1997, and the related condensed consolidated statements of operations for the three month and nine month periods ended March 31, 1997 and 1996, and the related condensed consolidated statements of cash flows for the nine month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

                               S/BAIRD, KURTZ & DOBSON
Kansas City, Missouri         BAIRD, KURTZ & DOBSON
April 23, 1997

City Center Square, Suite 2700, 1100 Main,         816 221-6300
Kansas City, Missouri 64105                    FAX 816 221-6380
With Offices in:  Arkansas, Colorado, Kansas, Kentucky, Missouri,
    Nebraska, Oklahoma
Member of Moores Rowland International

                   MIDWEST GRAIN PRODUCTS, INC.

              CONDENSED CONSOLIDATED BALANCE SHEETS

                         (In Thousands)


                            ASSETS



                                          March 31,      June 30,
                                            1997           1996
                                         ----------      --------
                                         (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                $  2,891      $  3,759
   Receivables                                23,187        18,365
   Inventories                                24,781        19,913
   Prepaid expenses                            1,226           573
   Deferred income taxes                       1,531         1,531
   Income taxes receivable                                   3,063
                                            --------       -------
          Total Current Assets                53,616        47,204
                                            --------       -------


PROPERTY AND EQUIPMENT, At cost              212,511       210,304
   Less accumulated depreciation              95,588        85,155
                                            --------      --------
                                             116,923       125,149
                                            --------        ------


OTHER ASSETS                                     432           432
                                            --------      --------

                                            $170,971      $172,785
                                            ========      ========














See Accompanying Note to Condensed Consolidated Financial
   Statements and Independent Accountants' Review Report

                   MIDWEST GRAIN PRODUCTS, INC.

                         (In Thousands)


              LIABILITIES AND STOCKHOLDERS' EQUITY



                                            March 31,      June 30,
                                            1997           1996
                                         -------------     --------
                                        (Unaudited)

CURRENT LIABILITIES
   Notes payable                             $ 3,000
   Accounts payable                            7,688   $    6,416
   Accrued expenses                            3,675        3,675
   Income taxes payable                          850
                                            --------    ---------
          Total Current Liabilities           15,213       10,091
                                            --------    ---------

LONG-TERM DEBT                                32,933       40,933
                                            --------    ---------

POST-RETIREMENT BENEFITS                       6,147        5,945
                                            --------    ---------

DEFERRED INCOME TAXES                          6,594        6,594
                                            --------    ---------

STOCKHOLDERS' EQUITY
   Capital stock
      Preferred, 5% noncumulative,
         $10 par value; authorized
         1,000 shares; issued and
         outstanding 437 shares                    4            4
      Common, no par; authorized
         20,000,000 shares; issued
         9,765,172 shares                      6,715        6,715
   Additional paid-in capital                  2,485        2,485
   Retained earnings                         100,880      100,018
                                           ---------     --------
          Total Stockholders' Equity         110,084      109,222
                                           ---------     --------

                                            $170,971     $172,785
                                            ========     ========

See Accompanying Note to Condensed Consolidated Financial
   Statements and Independent Accountants' Review Report

                   MIDWEST GRAIN PRODUCTS, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME

         THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1997
                           AND 1996

                          (Unaudited)



                              Three Months        Nine Months
                            1996      1995       1996      1995
                            -----     ----       ----      ----
                          (in thousands, except per share amounts)



NET SALES                  $54,449   $53,871  $162,871  $156,782

COST OF SALES               51,975    52,567   153,445   152,796
                           -------    ------   -------   -------
GROSS PROFIT                 2,474     1,304     9,426     3,986

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES     2,102     2,012     6,644     6,852
                           -------   -------   -------   -------
                               372      (708)    2,782    (2,866)

OTHER OPERATING INCOME         100        34       317        87
                            ------    ------   -------   -------
INCOME (LOSS) FROM
 OPERATIONS                    472      (674)    3,099    (2,779)

OTHER INCOME (LOSS)
  Interest                    (611)     (706)   (2,015)   (2,198)
  Other                        145       701       339       692
                            ------    ------    ------   -------
INCOME (LOSS) BEFORE
 INCOME TAXES                    6      (679)    1,423    (4,285)

PROVISION (CREDIT) FOR
 INCOME TAXES                    3      (269)      561    (1,693)
                           -------    ------   -------   -------
NET INCOME (LOSS)          $     3   $  (410)  $   862   $(2,592)
                           =======   =======   =======   =======
EARNINGS (LOSS) PER
 COMMON SHARE                 $.00     $(.04)     $.09     $(.27)
                              ====     =====      ====     =====


See Accompanying Note to Condensed Consolidated Financial
   Statements and Independent Accountants' Review Report

                   MIDWEST GRAIN PRODUCTS, INC.

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

            NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                          (Unaudited)

                                               1997        1996
                                              --------    ------
                                 (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                          $    862   $(2,592)
   Items not requiring (providing) cash:
      Depreciation                              10,520    10,244
      Gain on sale of assets                       (17)      (30)
   Changes in:
      Accounts receivable                       (4,822)   (2,429)
      Inventories                               (4,868)   (2,424)
      Prepaid expenses                            (653)
      Other assets                                          (239)
      Accounts payable                           1,261       891
      Accrued expenses                             202      (699)
      Income taxes payable                       3,913       557
                                               -------  --------
          Net cash provided by operating
            activities                           6,398     3,279
                                               -------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property and equipment          (2,355)   (4,699)
   Proceeds from sale of equipment                  89        69
   Payment received on note for sale of plant                919
                                               -------   -------
          Net cash used in investing
            activities                          (2,266)   (3,711)
                                               -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net advances on notes payable                 3,000     6,000
   Net principal payments on long-term debt     (8,000)   (3,975)
   Dividends paid                                         (1,221)
                                               -------   -------
          Net cash provided by (used in)
             financing activities               (5,000)      804
                                               -------   -------
INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                               (868)      372

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                           3,759       460
                                              --------   -------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                               $ 2,891  $    832
                                               =======  ========
See Accompanying Note to Condensed Consolidated Financial
   Statements and Independent Accountants' Review Report

                   MIDWEST GRAIN PRODUCTS, INC.

      NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            NINE MONTHS ENDED MARCH 31, 1997 AND 1996

                          (Unaudited)




NOTE 1:  GENERAL

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's condensed consolidated financial position as of March 31, 1997, and the condensed consolidated results of its operations and its cash flows for the periods ended March 31, 1997 and 1996, and are of a normal recurring nature.

































See Independent Accountants' Review Report

                   MIDWEST GRAIN PRODUCTS, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 NINE MONTHS ENDED MARCH 31, 1997



RESULTS OF OPERATIONS

General
-------

The Company's net income of $3,000 in the third quarter of fiscal 1997 was a noticeable improvement over the prior year's third quarter net loss of $410,000. A greater improvement was prevented by the intensification of competitive pressures in the Company's vital wheat gluten and food grade alcohol markets, and higher than normal energy costs. The increased energy costs, which the Company began experiencing midway through the second quarter, resulted from a significant jump in natural gas prices due to periods of extreme cold weather throughout much of the U.S. Since early March, those prices have returned to more normal levels, allowing the Company to realize improved production cost efficiencies.

Conditions in the wheat gluten market were adversely affected by increased competition from the European Union (E.U.), whose exports of cross-subsidized gluten to the U.S. have continued at record levels. As a result, the Company was unable to adjust the selling price of its gluten enough to effectively offset third quarter production costs. Previously announced consultations between the U.S. and E.U. to negotiate a mutually acceptable solution to this problem are still pending. Also pending are the results of a Section 301 investigation which was recently initiated by the Office of the U.S. Trade Representative in response to a petition filed by the Wheat Gluten Industry Council of the U.S. The investigation targets certain E.U. wheat starch/gluten subsidies. When completed, the results will be forwarded to an international panel of the World Trade Organization for a determination as to the extent to which any corrective measures might be taken. The Wheat Gluten council, of which the Company is a member, is prepared to seek additional legal action should a satisfactory remedy not materialize. In the meantime, efforts by the Company to develop specialty wheat gluten products for niche markets continue to garner increased, but gradual, interest.

While conditions in the Company's alcohol markets generally remain healthy, prices for food grade alcohol for beverage and industrial applications declined in the third quarter due mainly to increased competition from the start-up of new distillation capacities throughout the industry. Increased supplies of fuel grade alcohol caused a reduction in selling prices in that market as well.

                   MIDWEST GRAIN PRODUCTS, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                NINE MONTHS ENDED MARCH 31, 1997



Demand for the Company's premium wheat starch remains strong and should continue to result in increased utilization of capacity at Midwest Grain's Pekin, Illinois plant, where a new starch production facility was completed in the first quarter of fiscal 1996.

With a continued normalization of energy costs, consistently lower grain costs and improved production efficiencies, the Company expects to strengthen its competitive abilities and improve profitability in the fourth quarter of fiscal 1997.

Sales
-----

Net sales in the third quarter of fiscal 1997 were approximately $578,000 higher

See Independent Accountants' Review Report
than sales in the third quarter of fiscal 1996. The increase principally resulted from increased sales of fuel grade alcohol due to a 67% rise in units sold. Sales of beverage alcohol decreased 26% in this year's third quarter compared to the same period the prior year as the result of reduced selling prices and units sold. Sales of food grade alcohol for industrial applications fell 13% due to a decline in production volume. Sales of distillers' feeds, a by-product of the alcohol production process, rose approximately 15%, due to slightly improved selling prices and a 13% increase in units sold. Wheat gluten sales were approximately even with sales in the third quarter of fiscal 1996 despite a moderate increase in unit output. Selling prices for this product fell substantially in the face of extreme competitive pressures from the European Union. Sales of wheat starch increased 5% as the result of higher volumes. Net sales for the first nine months of fiscal 1997 increased by approximately $6,089,000 over sales for the first nine months of fiscal 1996. The increase occurred principally in the first quarter as the result of higher sales of wheat starch, food grade industrial alcohol, fuel grade alcohol and alcohol by-products compared to the prior year's first quarter.

Cost of Sales
-------------

The cost of sales in the third quarter of fiscal 1997 decreased by slightly more than $592,000 compared to the cost of sales in the third quarter of fiscal 1996. This occurred primarily as the result of a $3.6 million reduction in raw material costs for grain. This decrease was partially offset by an increase of approximately $1.3 million in energy costs, due mainly to higher prices for natural gas, and an increase of almost $900,000 in maintenance and repair costs. The cost of sales for the first nine months of

                   MIDWEST GRAIN PRODUCTS, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                NINE MONTHS ENDED MARCH 31, 1997



fiscal 1997 increased by nearly $649,000 above the cost of sales in the first nine months of fiscal 1996. Raw material cost decreases in the second and third quarter offset most of a $5.0 million increase in raw material costs experienced in the first quarter. Increased energy costs for the nine months were experienced during the second and third quarters.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses in the third quarter of fiscal 1997 were approximately even with selling, general and administrative expenses in the third quarter of fiscal 1996. For the first nine months of fiscal 1997, these costs decreased by approximately $208,000 compared to the first nine months of fiscal 1996. This decrease was spread through most expense categories as part of the Company's cash management.

The consolidated effective income tax rate is consistent for all periods.

The general effects of inflation were minimal.

Net Income
----------

As the result of the foregoing factors, the Company experienced a net income of $3,000 in the third quarter of fiscal 1997 compared to a net loss of $410,000 in the third quarter of fiscal 1996. The Company's net income for the first nine months of fiscal 1997 was $862,000, compared to a net loss of $2,592,000 for the first nine months of fiscal 1996.














See Independent Accountants' Review Report

                   MIDWEST GRAIN PRODUCTS, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                 NINE MONTHS ENDED MARCH 31, 1997

LIQUIDITY AND CAPITAL RESOURCES

The following table is presented as a measure of the Company's liquidity and financial condition:

                                         March 31,      June 30,
                                            1997          1996
                                         ---------      --------
                                             (in thousands)

 Cash and cash equivalents               $  2,891      $  3,759
 Working capital                           38,403        37,113
 Amounts available under lines of credit   24,000        18,600
 Note payable and long-term debt           35,933        40,933
 Stockholders' equity                     110,084       109,222

The Company continues to generate positive cash flows, improve its working capital position and maintain a relatively low debt-to-equity ratio. The measures instituted during the last fiscal year, including stringent cost reductions, suspension of quarterly cash dividends to stockholders and changes in production, purchasing and marketing strategies, remain in effect. Improved operations offset by increased levels of inventories and receivables produced the cash flow necessary to reduce borrowings by $5,000,000 during the first nine months of the fiscal year.

At March 31, 1997, the Company had $2.0 million committed to improvements and replacements of existing equipment. This amount includes $800,000 in feed dryer equipment to reduce emissions at the Pekin plant. For additional information regarding this matter, refer to Part II, Item 1, relating to legal proceedings.

Management believes that the strategies which continue to be implemented, together with the Company's strong working capital and available lines of credit, position it to take advantage of a return to more favorable conditions.

FORWARD LOOKING INFORMATION

Readers are cautioned that in addition to historical information included herein, this Report also includes forward-looking statements and information that are based on management's beliefs as well as on assumptions made by and information currently available to management. When used in this Report, the words "anticipate," "intend," "plan," "believe," "estimate," "expect" and similar expressions are intended to identify forward-looking statements. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which could cause the Company's future results and stockholder values to differ materially from those expressed in such forward-looking statements.


See Independent Accountant Review Report

                            PART II
                        OTHER INFORMATION

Item 1. Legal Proceedings

         On April 13, 1997, an administrative proceeding was filed against the Company's Illinois subsidiary before the Illinois Pollution Control Board (the "Board"), by the Illinois Attorney General on behalf of the Illinois Environmental Protection Agency (the "Agency"). The proceeding relates to the Company's installation and operation of two feed dryers at its facility in Pekin, Illinois. The Complaint alleges that the dryers exceed the particulate emission limitations specified in the construction permits for the units; that the dryers are being operated without operating permits; and that the dryers were constructed without a Prevention of Significant Deterioration (PSD) construction permit setting forth a best available control technology ("BACT") emission limitation. The Complaint seeks a Board order ordering the Company to cease and desist from violations of the Illinois Environmental Protection Act and associated regulations, assessing a civil penalty, and awarding the state its attorneys fees.

         The Company has filed an Answer before the Board admitting that compliance tests have shown particulate emissions in excess of the limits set forth in the construction permits, but denying the remainder of the State's claims. Since the time operational problems were discovered with the dryers' pollution control equipment, the Company has been conferring and negotiating with the Agency on the issues involved in the Complaint. The Company has submitted an application to the Agency for construction of new pollution control equipment for the dryers, at an estimated cost of approximately $800,000. It is anticipated that the new equipment will bring emissions into compliance with all applicable limitations.

         Proceedings under the Complaint are being held in abeyance by agreement of the parties pending completion of the Company's compliance activities. Once compliance has been achieved, the Company anticipates negotiating a settlement of the remainder of the State's claims. Based on the circumstances and a preliminary review of decisions by the Board in air pollution matters, the Company does not believe that any such settlement will be material to the business or financial condition of the Company.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         15) Letter from independent public accountants pursuant to paragraph (d) of Rule 10-01 of Regulation S-X
           (incorporated by reference to Independent Accountants'
            Review Report at page 2 hereof).

       (20) Letter Report to Stockholders for the three months ended December 31, 1996.

       (27) Financial data schedule

   (b) Reports on Form 8-K

       The Company has filed no reports on Form 8-K during the quarter ended March 31, 1997.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MIDWEST GRAIN PRODUCTS, INC.

    5-13-97                        s/Ladd M. Seaberg
------------------------      By---------------------------------
          Date                   Ladd M. Seaberg
                                 President and Chief Executive
                                    Officer

    5-13-97                        s/Robert G. Booe
------------------------      By---------------------------------
          Date                   Robert G. Booe, Vice President
                                 and Chief Financial Officer
























See Independent Accountants' Review Report

                              EXHIBIT INDEX


      Exhibit
      Number                 Description

         15) Letter from independent public accountants pursuant to paragraph (d) of Rule 10-01 of Regulation S-X
           (incorporated by reference to Independent Accountants'
            Review Report at page 2 hereof).

       (20) Letter Report to Stockholders for the three months ended December 31, 1996.

       (27) Financial data schedule