Form 10-K
period 1997-06-30
MIDWEST GRAIN PRODUCTS INC
filed 1997-09-24
CIK 835011

   As Filed with the Securities and Exchange Commission on September 24, 1997
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                      Annual Report Pursuant to Section 13
                     of the Securities Exchange Act of 1934

                     For the Fiscal Year Ended June 30, 1997

                          MIDWEST GRAIN PRODUCTS, INC.

                                1300 Main Street
                                     Box 130
                             Atchison, Kansas 66002
                            Telephone: (913) 367-1480

                       Incorporated in the State of Kansas

                           COMMISSION FILE NO. 0-17196

                               IRS No. 48-0531200

     The Company has no securities registered pursuant to Section 12(b) of the Act. The only class of common stock outstanding consists of Common Stock having no par value, 9,700,172 shares of which were outstanding at June 30, 1997. The Common Stock is registered pursuant to Section 12(g) of the Act.

         The aggregate market value of the Common Stock of the Company held by non-affiliates, based upon the last sales price of such stock on September 4, 1997, was $111,602,923.

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

(1) Midwest Grain Products, Inc. 1997 Annual Report to Stockholders, pages 10 through 27 [incorporated into Part II and contained in Exhibit 10(c)].

(2) Midwest Grain Products, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on October 9, 1997, dated September 17, 1997 (incorporated into Part III).

================================================================================

                          MIDWEST GRAIN PRODUCTS, INC.


                                    FORM 10-K



                     For the Fiscal Year Ended June 30, 1997

                                    CONTENTS
                                                                            PAGE
                                                                            ----
PART I
  Item 1.    Business....................................................... 4
             General Information............................................ 4
             Vital Wheat Gluten............................................. 5
             Premium Wheat Starch........................................... 7
             Alcohol Products............................................... 8
             Flour and Other Mill Products..................................10
             Transportation.................................................11
             Raw Materials..................................................11
             Energy.........................................................12
             Employees......................................................12
             Regulation.....................................................12
  Item 2.    Properties.....................................................13
  Item 3.    Legal Proceedings..............................................13
  Item 4.    Submission of Matters to a Vote of Security Holders............14
PART II
  Item 5.    Market for the Registrant's Common Equity and Related
                Stockholder Matters.........................................14
  Item 6.    Selected Financial Data........................................14
  Item 7.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................14
  Item 8.    Financial Statements and Supplementary Data....................15
  Item 9.    Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure......................15
PART III
  Item 10.   Directors and Executive Officers of the Registrant.............15
  Item 11.   Executive Compensation.........................................17
  Item 12.   Security Ownership of Certain Beneficial
                Owners and Management.......................................17
  Item 13.   Certain Relationships and Related Transactions.................17
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K .18
SIGNATURES................................................................. 20
FINANCIAL STATEMENT SCHEDULES...............................................S-1
  Report of Independent Public Accountants on Schedules.....................S-2
  Schedule VIII.  Valuation and Qualifying Accounts.........................S-3
                                 --------------
         The  calculation  of the aggregate  market value of the Common Stock of
the  Company  held  by   non-affiliates   is  based  on  the   assumption   that
non-affiliates do not include directors. Such assumption does not constitute an admission by the Company or any director that any director is an affiliate of the Company.

     This report, including the portions of the Annual Report incorporated herein by reference, contains forward-looking statements. Such statements are typically identified by or are associated with such words such as "intend," "believe," "estimate," "expect," "anticipate" and similar expressions. Such statements reflect management's current views and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance. The statements are based on many assumptions and factors including those relating to grain prices, energy costs, product pricing, competitive environment and related market conditions, operating efficiencies, access to capital and actions of governments. Any changes in such assumptions or factors could produce significantly different results and impact stock values.

                                     PART I

Item 1.  Business.

         General Information

     Midwest Grain Products, Inc. (the Company) is a Kansas corporation headquartered in Atchison, Kansas. It is the successor to a business founded in 1941 by Cloud L. Cray, Sr.

         The Company is a fully integrated producer of vital wheat gluten, premium wheat starch, and alcohol products. These grain products are processed at plants located in Atchison, Kansas, and Pekin, Illinois. Wheat is purchased directly from local and regional farms and grain elevators and milled into flour. The flour is processed with water to extract vital wheat gluten, a portion of which is further processed into specialty wheat proteins. The vital wheat gluten and most protein products are dried into powder and sold in packaged or bulk form. The starch slurry which results after the extraction of the gluten and wheat proteins is further processed to extract premium wheat starch which is also dried into powder and sold in packaged or bulk form. The remaining slurry is mixed with corn or milo and water and then cooked, fermented and distilled into alcohol. The residue of the distilling operations is dried and sold as a high protein additive for animal feed. Carbon dioxide which is produced during the fermentation process is trapped and sold. As a result of these processing operations, the Company sells approximately 95% (by weight) of grain processed.

         The table below shows the Company's sales from continuing operations by product group for each of the five years ended June 30, 1997, as well as such sales as a percent of total sales.

                                                              PROJECT GROUP SALES
                                                              Year Ended June 30,
                                  1997              1996              1995              1994              1993
                           -----------------------------------------------------------------------------------
                                                             (thousands of dollars)
                               Amount    %      Amount     %      Amount    %      Amount     %      Amount     %
Vital Wheat Gluten.........  $ 39,968  17.8   $ 39,514  20.3    $ 49,957  27.7   $ 70,966  38.2    $ 54,156   33.1
Premium Wheat Starch.......    29,935  13.3     26,354  13.5      23,403  13.0     21,110  11.3      18,423   11.3
Alcohol Products:
  Food Grade Alcohol
     Beverage Alcohol......    43,118  19.2     39,465  20.3      32,573  18.1     29,536  15.9      27,142   16.6
     Food Grade Industrial.    38,004  16.9     32,064  16.5      23,379  13.0     22,585  12.1      17,123   10.5
  Fuel Grade Alcohol.......    34,992  15.6     25,347  13.0      28,120  15.6     19,273  10.4      24,468   15.0
  Alcohol By-products......    34,553  15.4     28,449  14.6      19,583  10.9     18,146   9.8      19,288   11.8
                              ------- -----    ------- -----     ------- -----    ------- -----     -------  -----
     Total Alcohol
      Products.............   150,667  67.1    125,325  64.4     103,655  57.5     89,540  48.2      88,021   53.9
                              ------- -----    ------- -----    -------- -----    ------- -----     -------  -----
Flour and Other Mill
  Products.................     4,163   1.8      3,445   1.8       3,327   1.8      4,352   2.3       2,826    1.7
                                -----  ----     ------  ----      ------  ----     ------  ----      ------   ----
     Net Sales  ...........  $224,733 100.0   $194,638 100.0    $180,252 100.0   $185,968 100.0    $163,426  100.0
                             ======== =====   ======== =====    ======== =====   ======== =====    ========  =====

         Results for 1997 improved over those of 1996. Sales increased by $30.1 million due primarily to increased alcohol production and increased sales of premium wheat starch. A small net profit of $131,000 was a sizable improvement over the prior year's net loss of $3.4 million. A greater improvement in net income was prevented in large part by the intensification of competitive pressures in the Company's vital wheat gluten market. Other adverse factors included higher than normal energy costs from late fall through late winter and a surge in competition in the food grade and fuel grade alcohol markets in the third quarter of 1997. Most importantly, the Company's positive earnings before interest, taxes, depreciation and amortization ("EBITDA") were $16.9 million for 1997 versus $10.8 million for 1996. The positive cash flows generated by the liquidation of alcohol inventories enabled the Company to reduce long term debt by $10 million during 1997 with an additional $5.0 million debt reduction in the first quarter of fiscal 1998. As a result, the Company's cash, working capital and amounts available under lines of credit amounted to $65.6 million at June 30, 1997 versus $55.7 million at June 30, 1996.

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

         Generally, the Company's sales are not seasonal except for variations affecting alcohol and gluten sales. Fuel alcohol sales increase during the period August through March due to requirements of the Clean Air Act which inhibit the sale of ethanol in certain areas of the country during May 1 through September 15 each year. Certain environmental regulations also favor greater use of ethanol during the winter months of the year. See "Alcohol Products - Fuel Grade Alcohol." Beverage alcohol sales tend to peak in the fall as distributors order stocks for the holiday season, while gluten sales tend to increase during the second half of the fiscal year as demand increases for hot dog buns, hamburger buns, and similar bakery products.

         For further information, see the Consolidated Financial Statements of the Company and Management's Discussion and Analysis of the Company's Financial Condition and Results of Operations which appear at pages 11 through 15 of the Annual Report.

Vital Wheat Gluten

         Vital wheat gluten is a free-flowing light tan powder which contains approximately 75% to 80% protein. Its vitality, water absorption and retention and film-forming properties make it desirable as an ingredient in many food products. It is the only commercially available high protein food additive which possesses vitality. The vitality of the Company's vital wheat gluten results from its elastic and cohesive characteristics when added to dough or otherwise reconstituted with water.

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

         In recent years the Company began the development of a number of Specialty Wheat Proteins for food and non-food applications. Specialty Wheat Proteins are derived from vital wheat gluten through a variety of proprietary processes which change the molecular structure of vital wheat gluten. These specialty proteins include various hydrolyzed proteins, texturized proteins, gliadin, glutenin and a product which the Company refers to as "Pasta Power." Hydrolyzed proteins, unlike vital wheat gluten, are soluble in water and other liquids. This enables their use in food products such as high protein consumer beverages, calf milk and soy sauce and non-food applications such as hair sprays, shampoos and shower gels, body moisturizers, skin lotions and the like. Texturized wheat proteins consist of vital wheat gluten that is changed into a plastic substance and then extruded under heat and pressure. The resulting solid food product can be further enhanced with flavoring and coloring and reconstituted with water. Texturized wheat proteins are used for meat, poultry and fish substitutes and extenders. Prototypes of a product called "Gluten Resin" may be used as a commercial raw material for the production of pet foods and environmentally friendly degadeable products such as usable forks, spoons and knives. Gliadin and Glutenin are the two principal molecules that make up vital wheat gluten. The Company's patented process enables the separation of each for a variety of end uses. Glutenin, a large molecule responsible for the elastic character of vital wheat gluten, increases the strength of bread doughs, improves the freeze-thaw characteristics of frozen doughs and may be used as a functional protein source in beef jerky-type products, as well as in meat extension. Gliadin, the smaller of the two molecules is soluble in water and other liquids, including alcohol and is responsible for the viscous properties of wheat gluten. Those characteristics make it ideal for use in hair sprays and to improve the texture of noodles and pastas.

         Although a number of the specialty wheat proteins are beginning to be commercially marketed, others are still in the test marketing or development stage. Only a small fraction of the Company's 1997 vital wheat gluten sales reflect sales of specialty proteins. However, the Company's strategy is to focus attention on the marketing and development of these products with the view to their becoming an increasingly larger portion of total gluten sales. The Company has employed the same strategy successfully through the gradual but steadily increasing development of value-added modified wheat starches for niche markets. Specialty wheat proteins are designed for sale in niche markets and generally compete with other ingredients having similar characteristics.

         The Company produces vital wheat gluten from modernized facilities at the Atchison plant and new facilities at the Pekin plant. It is shipped throughout the continental United States in bulk and in 50 to 100 pound bags. Approximately 46% of fiscal 1997 gluten sales were made to a distributor for the bakery industry, the Ben C. Williams Bakery Services Company, which in turn distributes vital wheat gluten to independent bakeries. The remainder is sold directly to major food processors and bakeries such as Kellogg Co., Interstate Baking Company, Inc. and H. J. Heinz Co.

         The Company's vital wheat gluten processing operations are believed to produce a quality of vital wheat gluten and specialty wheat proteins that are equal to or better than that of any others on the market. The Company's location in the center of the United States grain belt, its production capacity and years of operating experience, enable it to provide a consistently high level of service to customers.

         Competition-Vital Wheat Gluten. The Company's principal competitors in the U.S. vital wheat gluten market consist of three other domestic producers and a number of producers in Europe, Australia and other parts of the world. During the year ended December 31, 1996, European Union ("E.U.") wheat gluten shipped to the United States rose approximately 40% above shipments in 1995, and nearly 162% above shipments in 1993.

         Competition in the vital wheat gluten industry is based primarily upon price. Since the increasing surge of large volumes of E.U. wheat gluten into the U.S., prices have been primarily affected by excess E.U. capacity and subsidies and other protective measures ("Subsidies") provided to E.U. exporters by their host governments and low U.S. tariffs. Although a determination has yet to be made, the Company and the Wheat Gluten Industry Council of the United States (the "Council") believe those Subsidies to be in violation of international trade agreements. Previously, U.S. Gluten prices were primarily affected by U.S. grain and U.S. energy costs and, to a lesser extent, by foreign subsidies. Due to the Subsidies, it has become increasingly difficult for the Company to compete with the surge of E.U. wheat gluten since the artificially low prices charged for those E.U. Subsidized imports have been less than the Company's cost of production. As a result of this imbalance in the U.S. wheat gluten market the Company's strategy has been to limit its production of wheat gluten to amounts necessary to produce wheat starch and other wheat co-products and to support actions by the Council to stem the tide of E.U. Subsidized wheat gluten through legal proceedings described below.

     As mentioned above, the extraordinary increase in E.U. gluten imports into the U.S. is due to high E. U. Subsidies, high E. U. import tariffs, and low U.S. import tariffs on wheat products. These incentives have encouraged E.U. producers to make sizable increases in E.U. wheat starch and wheat gluten production capacity and to continue the development of even greater capacities. The Council expects a massive expansion of E.U. capacity over the next three years with a majority of the excess wheat gluten production being targeted for shipment to the U.S.

         The Council, which is principally supported by the Company and another domestic wheat gluten producer, has engaged in a number of initiatives to combat this surge in Subsidized E.U. wheat gluten. The first initiative resulted in the July 22, 1996, ratification by the United States and the E.U. of an agreement (the "Grains Agreement") that requires the E. U. and the United States to engage in consultations designed to reach "a mutually acceptable solution." Although some consultations were initiated under the Grains Agreement, a lack of progress led the Council to the filing of a Petition in January 1997, with the United State Trade Representative (the "USTR") under Section 301 of the Trade Act of 1974 (the Section 301 Petition"). The Section 301 Petition alleges that the various E.U. Subsidies which promote the E.U. production and sale of wheat gluten into the U.S. constitute Subsidies that violate the 1994 General
Agreement on Tariffs and Trade (GATT) and the Agreement on Subsidies and Countervailing Measures. The petition requests that the USTR take action to eliminate the effects of the alleged violations. The USTR initiated an investigation under Section 301 after its receipt of the Petition. However, in April, 1997, the USTR terminated the investigation when the E.U. indicated that it intended to pursue meaningful consultations with the U.S. under the Grains Agreement. Following a round of unsatisfactory discussions, the Council initiated a second proceeding on September 22, 1997, with the International Trade Commission of the United States (the "ITC," a commission appointed by the President) under section 201 of the Trade Act of 1974 (the "Section 201 Proceeding").

         Under  Section  201,  the  President  is  authorized  to take action to protect a U.S.  industry  if the ITC  "determines  ....that  an article is being imported into the U.S. in such increased quantities as to be a substantial cause of serious injury, or threat thereof, to the domestic industry producing an article like or directly competitive with the imported article." The Section 201 petition filed by the Council alleges serious injury to the U.S. wheat gluten industry from the increasing volume of Subsidized imports. It asks for, among other things, the establishment of a four-year quota on a country-by-country basis on all imports into the U.S. of wheat gluten, allocated on a yearly basis, based on the average market share percentage for the years 1990-1992. Under
Section 201, the ITC is required to complete an investigation and hearings and make a recommendation to the President by March 23, 1998. The President is then required to act within 60 days after receipt of the ITC recommendation.

          Although the Company is hopeful that the actions of the Council will ultimately result in the creation of a more level playing field, no assurance can be given as to when or if any relief will be granted. Due to the intensity of these competitive conditions the Company has limited its production of gluten to those amounts necessary for the production of other wheat products. In addition, the Company has intensified its efforts to develop additional modified vital wheat gluten products that may be marketed in niches that will be less affected by foreign competition.

         The   Company's   sales  of  vital  wheat   gluten   during  1997  were
approximately even with sales in fiscal 1996 as the Company continued to minimize gluten production in the face of greatly increased competition from European Union producers. Although the average cost of wheat for the year declined during 1997, wheat costs remained high compared to historical norms. Prior to the end of fiscal 1995 the Company was able to adjust the selling price of its wheat gluten to take into account such high grain prices. However, due to the excessive subsidized foreign imports that have been shipped into the U.S. from the E.U. since then, the Company has been unable to adjust those prices to effectively offset production costs.

         During fiscal 1995 the Company substantially completed the construction of new wheat gluten production facilities at the Pekin, Illinois plant. The expansion increased the Company's total gluten capacity by approximately 40%. That project, together with other gluten expansion projects that were completed at the Atchison facilities during 1993 and 1994, approximately doubled the gluten capacity that was available at June 30, 1991. However, as mentioned above, due to the unusually high gluten imports from Europe, the Company does not expect to immediately use the increased capacity.

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

         The Company's premium wheat starches are used primarily as an additive in a variety of food products to affect their appearance, texture, tenderness, taste, palatability, cooking temperature, stability, viscosity, binding and freeze-thaw characteristics. Important physical properties contributed by wheat starch include whiteness, clean flavor, viscosity and texture. For example, the Company's starches are used to improve the taste and mouth feel of cream puffs, eclairs, puddings, pie fillings, breadings and batters; to improve the size, symmetry and taste of angel food cakes; to alter the viscosity of soups, sauces and gravies; to improve the freeze-thaw stability and shelf life of fruit pies and other frozen foods; to improve moisture retention in microwavable foods; and to add stability and to improve spreadability in frostings, mixes, glazes and sugar coatings. The Company's specialty starches are also sold for a number of industrial and non-food applications, which include uses in the manufacture of adhesives, paper coatings and carbonless paper.

         The Company's premium wheat starch is sold nationwide to food processors, such as International Multi-Foods Corp., Pillsbury Company and Keebler Company, to distributors, and for export to countries such as Japan, Mexico and Malaysia which do not have wheat-based economies.

         The Company believes that it is the largest producer of premium wheat starch in the United States. Although wheat starch enjoys a relatively small portion of the total United States starch market, the market is one which is continuing to grow. Growth in the wheat starch market reflects a growing appreciation for the unique characteristics of wheat starch which provide it with a number of advantages over corn and other starches for certain baking and other end uses. The Company has developed a number of different modified wheat starches and continues to explore the development of additional starch products with the view to increasing sales of value added modified starches.

         Premium wheat starch competes primarily with corn starch, which dominates the United States market. Competition is based upon price, name, color and differing granular and chemical characteristics which affect the food product in which it is used. Premium wheat starch prices usually enjoy a price premium over corn starches and low grade wheat starches. Wheat starch price fluctuations generally track the fluctuations in the corn starch market, except in the case of modified wheat starches. The wheat starch market also usually permits pricing consistent with costs which affect the industry in general, including increased grain costs. The Company's strategy is to market its premium wheat starches in special market niches where the unique characteristics of premium wheat starch or one of the Company's modified wheat starches are better suited to a customer's requirements for a specific use.

         Starch sales increased during fiscal 1996 by approximately $3.6 million, due primarily to continued solid demand and higher volumes permitted by increased starch production capacity.

         During the first quarter of fiscal 1996, the Company completed the construction of a new starch production facility at the Pekin plant. Previously that Plant was equipped only to produce gluten, alcohol and alcohol by-products. The expansion has increased total starch production capacity by 70%.

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

         Food Grade Alcohol

         Beverage Alcohol. Food grade beverage alcohol consists primarily of grain neutral spirits and gin. Grain neutral spirits is sold in bulk or processed into vodka and gin and sold in bulk quantities at various proof concentrations to bottlers and rectifiers, such as James B. Beam Distilling Co., Florida Distillers Co, and Barton Brands, which further process the alcohol for sale to consumers under numerous labels.

         The Company believes that in terms of fiscal 1997 net sales, it is one of the two largest bulk sellers of grain neutral spirits, vodka and gin in the United States. The Company's principal competitors in the beverage alcohol market are Grain Processing Company of Muscatine, Iowa and Archer Daniels Midland of Decatur, Illinois. During 1997, competition in beverage markets increased significantly as producers of fuel grade alcohol began to convert fuel grade production into food grade production. Competition is based primarily upon price and service, and in the case of gin, formulation. The Company believes that the centralized location of its Illinois and Kansas distilleries and the capacity of its dual production facilities combine to provide the Company with a customer service advantage within the industry.

         Food Grade Industrial Alcohol. Food grade alcohol which is not sold as beverage alcohol is marketed as food grade industrial alcohol. Food grade industrial alcohol is sold as an ingredient in foods (e.g., vinegar and food flavorings), personal care products (e.g., hair sprays and deodorants), cleaning solutions, biocides, insecticides, fungicides, pharmaceuticals, and a variety of other products. Although grain alcohol is chemically the same as petroleum-based or synthetic alcohol, certain customers prefer a natural grain-based alcohol. Food grade industrial alcohol is sold in tank truck or rail car quantities direct to a number of industrial processors, such as 7-Up Company and Reckitt & Colman, a producer of Lysol brand products, and Avon Products, Inc., from both the Atchison and Pekin plants.

         The Company is a minor competitor in the total United States market for food grade industrial alcohol, which is dominated by petroleum-based or synthetic alcohol. Food grade industrial alcohol prices are normally consistent with prices for synthetic industrial alcohol.

         Food grade industrial and beverage alcohol sales increased by approximately $9.6 million during 1997 and $15.6 million during fiscal 1996 due primarily to volume increases from increased capacities and the Company's strategy to shift its alcohol production into food grade alcohol products during periods of rising grain prices and flat prices for fuel grade alcohol. However, prices for food grade alcohol began to be negatively impacted during the third quarter of fiscal 1997 due to competition from the start-up of significantly increased food grade production capacities throughout the industry. The increased industry-wide capacity for food grade alcohol is due to a large scale conversion of fuel grade distillation equipment into food grade production because of an over supply of fuel grade capacity that was constructed in the early 1990s in anticipation of the implementation of clean air act regulations mandating ethanol use that were were subsequently reversed by court order. Although the demand for the Company's food grade alcohol has grown steadily since the third quarter of 1997, the Company expects that increased industry capacity will result in increased price competition for food grade alcohol.

         Fuel Grade Alcohol

         Fuel grade alcohol, which is commonly referred to as ethanol, is sold primarily for blending with gasoline to increase the oxygen and octane levels of the gasoline. As an octane enhancer, ethanol can serve as a substitute for lead and petroleum based octane enhancers. As an oxygenate, ethanol permits gasoline to meet certain environmental regulations and laws that regulate air quality by reducing carbon monoxide, hydrocarbon particulates and other toxic emissions generated from the burning of gasoline ("toxics"). Because ethanol is produced from grain, a renewable resource, it also provides a fuel alternative that tends to reduce the country's dependence on foreign oil.

         Although ethanol can be blended directly with gasoline as an oxygenate to enable it to reduce toxic air emissions, it also increases the volatility of gasoline or its tendency to evaporate and release volatile organic compounds ("VOC's"). This latter characteristic has precluded it from meeting certain clean air act requirements for gasoline that pertain to nine of the smoggiest U.S. metropolitan areas during the summer months (May 1 through September 15). As a consequence, the demand for ethanol increases during the period from August through March of each fiscal year as gasoline blenders acquire stocks for blending with gasoline to be marketed in the period September 16 through April 30.

         The cost of producing ethanol has historically exceeded the cost of producing gasoline and gasoline additives, such as MTBE, all of which are derived from fossil non-renewable fuels such as petroleum. Accordingly, to encourage the production of ethanol for use in gasoline, the Federal government and various states have enacted tax and other incentives designed to make ethanol competitive with gasoline and gasoline additives. Under the internal revenue code, and until the end of 2000, gasoline that has been blended in qualifying proportions with ethanol provide sellers of the blend with certain income tax credits and excise tax reductions that amount to up to $0.54 per gallon of ethanol that is mixed with the gasoline (the "Federal Tax Credit"). A mix of at least 10% ethanol by volume is required to receive the maximum credit. Although the Federal Tax Credit is not directly available to the Company, it allows the Company to sell its ethanol at prices competitive with less expensive additives and gasoline. From time to time legislation is proposed to eliminate, reduce or extend the tax benefits enjoyed by the ethanol industry, and indirectly by producers of the grain that is converted into ethanol. During 1997 an initiative was introduced in congress to effect an early termination of the Federal tax credit. Other initiatives have been proposed to extend the credit to the end of 2007. The outcome of these legislative initiatives is uncertain. Therefore, no assurance can be given that Congress will continue the current subsidies or extend them beyond the present expiration date.

         The Kansas Qualified Agricultural Ethyl Alcohol Producer Incentive Fund, which expires in 1999, provides incentives for sales of ethanol produced in Kansas to gasoline blenders. Fiscal 1997 payments to the Company out of the fund totaled $411,000 for the ethanol produced by the Company at the Atchison plant during that year. A few other states offer ethanol blending incentives, which, in the aggregate, did not materially add to the Company's ethanol revenues during fiscal 1997.

         The fuel grade alcohol market is dominated by Archer Daniels Midland. In recent years the Company and other competitors have significantly increased domestic fuel grade alcohol distillation capacity. During fiscal 1995 the Company more than tripled its fuel grade alcohol production capacity through the expansion of its distillery operations at the Pekin plant. As a consequence, it moved from a very small competitor in the fuel grade market to the smaller of a few other larger second tier ethanol producers. The Company competes with other producers of fuel grade alcohol on the basis of price and delivery service. Although Fuel Alcohol prices have traditionally followed the movement of gasoline prices, the over-supply of fuel grade capacity resulted in declining fuel grade alcohol prices during 1997, generally consistent with declining grain prices.

         During 1997 fuel alcohol prices continued to adjust downward in the face of rising gasoline prices, in part due to increased industry-wide capacity. Although grain costs also began to decline at the same time from the extraordinarily high levels encountered in 1996, the declining fuel prices and relatively high grain costs continued to negatively impact the Company's fuel grade alcohol operations and those of the entire ethanol industry. A number of producers have shut down plants, converted fuel grade production equipment to the production of food grade alcohol or otherwise curtailed ethanol production. The Company's response to these circumstances has been to shift as much of its alcohol production as possible into higher margin food grade alcohol products and to regulate fuel grade alcohol production to a rate that will maximize the efficiency of the Company's integrated grain processing operations and that will otherwise take advantage of opportunities in the marketplace. Beginning in the fourth quarter of 1997, fuel grade alcohol results began to stabilize somewhat as demand in the fuel grade markets began to increase and as grain prices continued to decline.

         Alcohol By-Products

         The bulk of fiscal 1997 sales of alcohol by-products consisted of distillers feeds. Distillers feeds are the residue of corn, milo and wheat from alcohol processing operations. The residue is dried and sold primarily to processors of animal feeds as a high protein additive. The Company competes with other distillers of alcohol as well as a number of other producers of animal food additives in the sale of distillers feeds and mill feeds. The $6.1 million increase in 1997 and $8.9 million increase in 1996 sales of Alcohol by-products is primarily due to the $32 million increase in alcohol sales made possible by the 1995 expansion of the distillery at the Pekin plant, which approximately doubled the capacity of the Company to produce distillers feeds.

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

Flour and Other Mill Products

         The Company owns and operates a flour mill at the Atchison plant. A majority of the mill's output of flour is used internally for the production of vital wheat gluten and premium wheat starch. In 1993 the Company completed the first of a two-phase expansion of the mill. The second phase of the expansion was completed during the first quarter of fiscal 1995. The entire project increased the mill's total production capacity by approximately 80%.

         In addition to flour, the wheat milling process generates mill feeds or midds. Midds are sold to processors of animal feeds as a feed additive.

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

Raw Materials

         The Company's principal raw material is grain, consisting of wheat which is processed into all of the Company's products and corn and milo which are processed into alcohol, animal feed and carbon dioxide. Grain is purchased directly from surrounding farms, primarily at harvest time, and throughout the year from grain elevators. Historically, the cost of grain is subject to substantial fluctuations depending upon a number of factors which affect commodity prices in general, including crop conditions, weather, government programs, and purchases by foreign governments. Such variations in grain prices have had and are expected to continue to have have significant adverse effects on the results of the Company's operations. This is primarily because it has become increasingly difficult in recent years for the Company to compensate for such variations through adjustments in prices charged for the Company's vital wheat gluten due to the surge of Subsidized E.U. wheat gluten whose artificially low prices are not affected by such costs. Fuel grade alcohol prices, which historically have tracked the cost of gasoline also do not usually adjust to rising grain costs.

         Beginning in fiscal 1995 and continuing through fiscal 1996 and into fiscal 1997 wheat, corn and milo prices increased to unusually high levels in the face of intense Subsidized competition from E.U. exporters of vital wheat gluten and relatively flat to depressed markets for fuel grade ethanol. In fiscal 1996, the Company's corn and milo costs averaged 44% more per bushel than those costs in fiscal 1995, and wheat costs in fiscal 1996 averaged 32% more per bushel. While the Company used only 2.3 million more bushels of grain in fiscal 1996, its total combined cost for wheat, corn and milo for fiscal 1996 rose approximately $27 million above grain expenditures in the prior year. Beginning in the first quarter of 1997, grain prices began to return to more normal levels. By the end of 1997, the average cost of corn and milo had gone from $4.56 per bushel at the beginning of the year to $2.80 during June, 1997, while the average cost of wheat declined from $6.31 per bushel at the beginning of the year to $4.74 at the end of the year. Although a return to more normal but still relatively high grain prices has enabled improved operating results, low priced Subsidized E.U. gluten and excess alcohol capacities continue to restrict the ability of the company to adjust the price of its gluten and fuel grade alcohol to compensate for grain and other production costs. The Company is continuing to respond to these circumstances by shifting as much of its production as possible to starch, specialty wheat protein and alcohol production, by restricting the production of vital wheat gluten, and through a continued implementation of other cost-cutting measures.

         Historically the Company has not engaged in the purchase of commodity futures to hedge economic risks associated with fluctuating grain and grain products prices. However, due to the significantly increased volumes of grain and grain products that are expected as a result of the expansion of the Company's production facilities and the fact that the markets for an increasing portion of the Company's products are not adjusting to fluctuations in grain costs, the Company began during 1995 to make limited purchases of commodity futures, including wheat, corn and gasoline futures. It expanded those hedging activities in 1996 and 1997 and expects to continue them in the future. See Note 1 to Notes to consolidated financial statements at page 21 of the Annual Report.

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

         During 1997 the Company's results were negatively impacted by a significant but temporary increase in natural gas prices due to periods of extreme cold weather throughout much of the U.S. Natural gas prices have since returned to more normal levels.

Employees

         As of June 30, 1997, the Company had 411 employees, 277 of whom are covered by three collective bargaining agreements with two labor unions. On August 31, 1996, the Company successfully negotiated a three-year contract covering 183 employees at the Atchison Plant. A four-year contract covering 94 employees at the Pekin plant was successfully negotiated on November 6, 1996. As of June 30, 1996, the Company had 385 employees.

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

         The Company is subject to extensive environmental regulation at the federal, state and local levels. The regulations include the regulation of water usage, waste water discharge, disposal of hazardous wastes and emissions of volatile organic compounds, particulates and other substances into the air. Under these regulations the Company is required to obtain operating permits and to submit periodic reports to regulating agencies. During 1997 the Illinois Environmental Protection Agency commenced an action against the Company with respect to alleged noncompliance of the Pekin Plant with certain air quality regulations. This action is further described under "Item 3. Legal Proceedings." The Company has submitted an application to the Agency for construction of new pollution control equipment that is expected to bring emissions into compliance with all applicable regulations.

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

         There are no other legal proceedings pending as of June 30, 1997 which the Company believes to be material. Legal proceedings which are pending, including the proceeding with the Illinois Environmental Protection Agency described above, are believed by the Company to consist of matters normally incident to the business conducted by the Company and taken together do not appear material.

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

         The following table below reflects the the high and low closing prices of the Common Stock for each quarter of fiscal 1997 and 1996. Cash dividends have not been paid since the end of 1995.

                                                                 Sales Price
                                                               High       Low
     1996:
         First Quarter..................................... $ 19.50    $ 16.50
         Second Quarter....................................   17.00      10.75
         Third Quarter.....................................   15.00      12.00
         Fourth Quarter....................................   13.50      11.38

     1997:
         First Quarter..................................... $ 14.38    $ 12.00
         Second Quarter....................................   19.50      13.63
         Third Quarter.....................................   16.75      11.13
         Fourth Quarter....................................   13.25      10.50

         At June 30, 1997 there were approximately 1,000 holders of record of the Company's Common Stock. It is believed that the Common Stock is held by more than 2,000 beneficial owners.

Item 6.  Selected Financial Data.

         Incorporated by reference to the information under Selected Financial Information on page 10 of the Annual Report, a copy of which page is included in
Exhibit 10(c) to this Report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Incorporated by reference to the information under Managements Discussion and Analysis of Financial Condition and Results of Operations on pages 11 through 15 of the Annual Report, copies of which pages are included in
Exhibit 10(c) to this Report.


Item 8.  Financial Statements and Supplementary Data.

         Incorporated by reference to the consolidated financial statements and related notes on pages 16 through 27 of the Annual Report, copies of which pages are included in Exhibit 10(c) to this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         The directors and executive officers of the Company are as follows:

Name                         Age  Position
----                         ---  --------

Cloud L. Cray, Jr.           74   Chairman of the Board and Director

Laidacker M. Seaberg         51   President, Chief Executive Officer and
                                  Director

Sukh Bassi, Ph.D.            56   Vice President - Vital Wheat Gluten Marketing,
                                  Research and Development and Corporate
                                  Technical Director

Robert G. Booe               60   Vice President - Administration, Controller,
                                  Treasurer and Chief Financial Officer

Gerald Lasater               59   Vice President - Wheat Starch Marketing

Raymond Miller               63   Vice President - Purchasing and Energy and
                                  President of Midwest Grain Pipeline, Inc.

Randy M. Schrick             47    Vice President - Operations and Director

Robert L. Swaw               67    Vice President - Alcohol Marketing

Michael Braude               61    Director

Richard J. Bruggen           71    Director

F.D. "Fran" Jabara           72    Director

Tom MacLeod, Jr.             49    Director

Robert J. Reintjes           65    Director

Eleanor B. Schwartz, D.B.A.  60    Director

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

     Mr. Bruggen has been a Director since 1976 and is a member of the Audit and Human Resources committees. He was Senior Vice President of Atchison Casting Corporation from 1991 until his retirement in 1992. Previously he was the General Manager of Rockwell International Plants at Atchison, Kansas and St. Joseph, Missouri. Mr. Bruggen plans to retire as a director at the 1997 Annual Meeting of Stockholders.

     Mr. Braude has been a Director since 1991 and is Chairman of the the Audit Committee and a member of the Nominating Committee. He has been the President and Chief Executive Officer of the Kansas City Board of Trade, a commodity futures exchange, since 1984. Previously he was Executive Vice President of American Bank & Trust Company of Kansas City. Mr. Braude is a director of Country Club Bank, Kansas City, Missouri and National Futures Association, a member and immediate Past Chairman of the National Grain Trade Council and a trustee of the University of Missouri- Kansas City and of Midwest Research Institute

         Mr. Jabara has been a director since October 6, 1995, and is Chairman of the Human Resources Committee and a member of the Audit Committee. He is President of Jabara Ventures Group, a venture capital firm. From September 1949 to August 1989 he was a distinguished professor of business at Wichita State University, Wichita, Kansas. He is also a director of Commerce Bank, Wichita, Kansas and NPC International, Inc., an operator of numerous Pizza Hut and other quick service restaurants throughout the United States.

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

     Dr. Schwartz has been a director since June 3, 1993. She is Chairman of the Nominating Committee and a member of the Audit Committee. She has been the Chancellor of the University of Missouri-Kansas City since May 1992, and was previously the Vice Chancellor for Academic Affairs. She is a Trustee of Midwest Research Institute and a director of Country Club Bank and Transfinancial Holdings, Inc., the successor to American Carriers.

         The Board of Directors is divided into two groups (Groups A and B) and three classes. Group A directors are elected by the holders of Common Stock and Group B directors are elected by the holders of Preferred Stock. One class of directors is elected at each annual meeting of stockholders for three-year terms. The present directors' terms of office expire as follows:

   Group A Directors   Term Expires      Group B Directors          Term Expires

   Mr. Bruggen             1997          Mr. Cray, Jr.                  1998
   Mr. MacLeod             1998          Mr. Reintjes                   1998
   Dr. Schwartz            1999          Mr. Braude                     1997

                                         Mr. Jabara                     1997
                                         Mr. Schrick                    1999
                                         Mr. Seaberg                    1999

Item 11.   Executive Compensation.

     Incorporated by reference to the information under "Executive Compensation" on pages 8 through 12 of the Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

           Incorporated  by  reference  to  the  information   under  "Principal
Stockholders" beginning on page 13 of the Proxy Statement.


Item 13.   Certain Relationships and Related Transactions.

           None.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

           The following documents are filed as part of this report:

             (a) Financial Statements:

                 Auditors' report on financial statements.
                 Consolidated balance sheets at June 30, 1997 and 1996. Consolidated statements of income - for the three years ended
                   June 30, 1997, 1996 and 1995.
                 Consolidated statements of stockholders' equity for the three years ended June 30, 1997, 1996 and 1995.
                 Consolidated  statements  of cash  flow - for the  three  years ended  June 30,  1997,  1996 and  1995.
                 Notes to consolidated financial statements.

                 The foregoing have been incorporated by reference to the Annual Report as indicated under Item 8.

             (b) Financial Statement Schedules:

                 Auditors' Report on Financial Statement Schedules:
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

                     4(c) Copy of Second Amended Line of Credit Loan Agreement providing for the Issuance of a Line of Credit Note in the amount of $27,000,000 (incorporated by reference to Exhibit 4.(a) to the Company's Report on Form 10-Q for the quarter ended September 30, 1995).

                     4(d) Copy of Line of Credit Note Under Second Amended Line of Credit Loan Agreement
                              (incorporated by reference to Exhibit 4.(b) to
                                  the Company's Report on Form 10-Q for the quarter ended September 30, 1995).

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

                     10(c) Information contained in the Midwest Grain Products, Inc. 1997 Annual Report to Stockholders that is incorporated herein by reference.

                     10(d)        Copy of Midwest  Grain  Products,  Inc.  Stock
                                  Incentive Plan of 1996, as amended as of August 26, 1996 (incorporated by reference to
                                  Exhibit 10(d) to the Company's Form 10- K for the year ended June 30, 1996).

                     10(e) Form of Stock Option with respect to stock options granted under the Midwest Grain Products, Inc. Stock Incentive Plan of 1996 (incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the year ended June 30, 1996).

                     10(f)        Copy of Midwest Grain Products, Inc. 1996
                                  Stock Option Plan for Outside Directors, as
                                 amended as of August 26, 1996 (incorporated by
                                  reference to Exhibit 10(f) to the Company's
                                  Form 10-K for the year ended June 30, 1996).

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

                       27        Midwest Grain Products Financial Data Schedule
                                  as at June 30, 1997 and for the year then ended.


         No reports on Form 8-K have been filed during the quarter ended June 30, 1997.

                                   SIGNATURES

         Pursuant to requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Atchison, State of Kansas, on this 22nd day of September, 1997.

                                      MIDWEST GRAIN PRODUCTS, INC.

                                      By  s/Laidacker M. Seaberg
                                      --------------------------
                                      Laidacker M. Seaberg, President

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

            Name                  Title                              Date
            ----                  -----                              ----
/s/ Laidacker M. Seaberg   President (Principal
--------------------------
    Laidacker M. Seaberg   Executive Officer) and Director    September 22, 1997

/s/ Robert G. Booe         Vice President, Treasurer
--------------------------
    Robert G. Booe         and Controller (Principal
                           Financial and Accounting Officer)  September 22, 1997
/s/ Michael Braude
--------------------------
    Michael Braude         Director                           September 22, 1997

/s/ Richard J. Bruggen     Director
--------------------------
    Richard J. Bruggen                                        September 22, 1997

/s/ Cloud L. Cray, Jr.     Director
--------------------------
    Cloud L. Cray, Jr.                                        September 22, 1997

/s/ F. D. Jabara           Director
--------------------------
    F. D. "Fran" Jabara                                       September 22, 1997

/s/ Tom MacLeod            Director
--------------------------
    Tom MacLeod, Jr.                                          September  8, 1997

/s/ Robert J. Reintjes     Director
--------------------------
    Robert J. Reintjes                                        September 22, 1997

/s/ Randy M. Schrick       Director                           September 22, 1997
--------------------------
    Randy M. Schrick

/s/ Eleanor B. Schwartz    Director                           September 22, 1997
--------------------------
    Eleanor B. Schwartz

                          MIDWEST GRAIN PRODUCTS, INC.

                   Consolidated Financial Statement Schedules
                                   (Form 10-K)

                          June 30, 1997, 1996 and 1995

                         (With Auditors' Report Thereon)

[LOGO]

Baird, Kurtz & Dobson
Certified Public Accountants



                  REPORT OF INDEPENDENT ACCOUNTANTS

                   ON FINANCIAL STATEMENT SCHEDULE



Board of Directors and Stockholders
Midwest Grain Products, Inc.
Atchison, Kansas


     In connection with our audit of the consolidated financial statements of MIDWEST GRAIN PRODUCTS, INC. for each of the three years in the period ended June 30, 1997, we have also audited the following financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits of the basic financial statements. The schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the consolidated financial statements.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                              S/BAIRD, KURTZ & DOBSON


Kansas City, Missouri
August 8, 1997

City Center Square, Suite 2700, 1100 Main,         816 221-6300
Kansas City, Missouri 64105                    FAX 816 221-6380

With Offices in:  Arkansas, Colorado, Kansas, Kentucky, Missouri,
    Nebraska, Oklahoma
Member of Moores Rowland International

                          MIDWEST GRAIN PRODUCTS, INC.

                     VIII. VALUATION AND QUALIFYING ACCOUNTS



                               Additions
                          -------------------
                 Balance,  Charged to  Charged                Balance,
                Beginning  Costs and   to Other   Deductions  End of
                of Period  Expenses    Accounts   Write-Offs  Period
                ---------  ----------  ---------  ----------  --------
                                 (In Thousands)

Year Ended
 June 30, 1997
  Allowance for
   doubtful
   accounts        $285      $ 49                   $49        $285
                   ====      ====                   ===        ====

Year Ended
 June 30, 1996
  Allowance for
   doubtful
   accounts         $85      $214                   $14        $285
                    ===      ====                   ===        ====

Year Ended
 June 30, 1995
  Allowance for
   doubtful
   accounts        $ 25      $101                  $ 41         $85
                   ====      ====                  ====         ===

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

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

4(c) Copy of Second Amended Line of Credit Loan Agreement providing for the Issuance of a Line of Credit Note in the amount of $27,000,000 (incorporated by reference to Exhibit 4.(a) to the Company's Report on Form 10-Q for the quarter ended September 30,
               1995).

4(d) Copy of Line of Credit Note Under Second Amended Line of Credit Loan Agreement (incorporated by reference to Exhibit 4.(b) to the Company's Report on Form 10-Q for the quarter ended September 30,
               1995).

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


10(c) Information contained in the Midwest Grain Products, Inc. 1997 Annual Report to Stockholders that is incorporated herein by reference.

10(d) Copy of Midwest Grain Products, Inc. Stock Incentive Plan of 1996, as amended as of August 26, 1996 (incorporated by reference to Exhibit 10(d) to the Company's Form 10- K for the year ended June 30, 1996).

10(e) Form of Stock Option with respect to stock options granted under the Midwest Grain Products, Inc. Stock Incentive Plan of 1996 (incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the year ended June 30, 1996).

10(f) Copy of Midwest Grain Products, Inc. 1996 Stock Option Plan for Outside Directors, as amended as of August 26, 1996 (incorporated by reference to Exhibit 10(f) to the Company's Form 10-K for the year ended June 30, 1996).

Exhibit No.    Description
-----------    -----------
22             Subsidiaries   of   the   Company   other   than    insignificant
               subsidiaries:
                                                        State of Incorporation
               Subsidiary                                   or Organization
               ----------                                   ---------------

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

27 Midwest Grain Products Financial Data Schedule as at June 30, 1997 and for the year then ended.