Form 10-Q
period 1997-09-30
MIDWEST GRAIN PRODUCTS INC
filed 1997-11-14
CIK 835011

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For Quarter Ended September 30, 1997 - Commission File No. 0-17196



                          MIDWEST GRAIN PRODUCTS, INC.
             (Exact Name of Registrant as Specified in Its Charter)



             KANSAS                                              48-0531200
             ------                                              ----------
(State or Other Jurisdiction of                                  IRS Employer
 Incorporation or Organization)                               Identification No.



                    1300 Main Street, Atchison, Kansas 66002
                    ----------------------------------------
              (Address of Principal Executive Offices and Zip Code)


                                 (913) 367-1480
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.
                                                         X   YES           NO
                                                        ---            ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                           Common stock, no par value
                          9,700,172 shares outstanding
                             as of November 1, 1997.

                                      INDEX


PART I.  FINANCIAL INFORMATION
         Page

         Item 1.  Financial Statements
                  ---------------------

               Independent Accountants' Review Report...................2

               Condensed Consolidated Balance Sheets as of
               September 30, 1997 and June 30, 1997.....................3

               Condensed Consolidated Statements of Operations for
               the Three Months Ended September 30, 1997 and 1996.......5

               Condensed Consolidated Statements of Cash Flows for
               the Three Months Ended September 30, 1997 and 1996.......6

               Notes to Condensed Consolidated Financial Statements.....7

         Item 2. Management's Discussion and Analysis of Financial
                 -------------------------------------------------
                 Condition and Results of Operations..................  8
                 -----------------------------------


PART II.  OTHER INFORMATION

         Item 2. Legal Proceedings.................................... 12
                 -----------------
         Item 4. Submission of Matters to a Vote of Security Holders.. 12
                 ---------------------------------------------------

         Item 6. Exhibits and Reports on Form 8-K..................... 12
                 --------------------------------

       Baird                 City Center Square
       Kurtz &               1100 Main Street, Suite 2700     http://www.bkd.com
       Dobson                Kansas City, MO 64105-2112       Member of
Certified Public Accountants 816 221-6300 Fax: 816 221-6380   Moores Rowland
                                                              International

                     Independent Accountants' Review Report
                     --------------------------------------

Board of Directors and Stockholders
Midwest Grain Products, Inc.
Atchison, Kansas   66002


       We have reviewed the condensed consolidated balance sheet of MIDWEST GRAIN PRODUCTS, INC. and subsidiaries as of September 30, 1997, and the related condensed consolidated statements of operations for the three month periods ended September 30, 1997 and 1996, and the related condensed consolidated statements of cash flows for the three month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

       We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and, in our report dated August 8, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 1997, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


                                               s/Baird, Kurtz & Dobson
                                               BAIRD, KURTZ & DOBSON

Kansas City, Missouri
October 22, 1997
                                      -2-

                          MIDWEST GRAIN PRODUCTS, INC.



                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)


                                     ASSETS


                                               September 30,         June 30,
                                               -------------         --------
                                                    1997               1997
                                                  (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                   $        412     $      6,005
     Receivables                                       26,485           26,276
     Inventories                                       16,960           15,000
     Prepaid expenses                                   1,496              988
     Deferred income taxes                              1,688            1,688
     Income taxes receivable                            1,138              227
                                                 ------------     ------------
                 Total Current Assets                  48,179           50,184
                                                 ------------     ------------


PROPERTY AND EQUIPMENT, At cost                       214,857          213,813
     Less accumulated depreciation                    102,560           99,099
                                                 ------------     ------------
                                                      112,297          114,714
                                                 ------------     ------------

OTHER ASSETS                                              432              432
                                                 ------------     ------------

                                                 $    160,908     $    165,330
                                                 ============     ============




See Accompanying Notes to Condensed Consolidated
    Financial Statements

                          MIDWEST GRAIN PRODUCTS, INC.

                                 (In Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                             September 30,        June 30,
                                                  1997              1997
                                                  ----              ----
                                                (Unaudited)
CURRENT LIABILITIES
     Current maturities of long-term debt     $      2,273
     Note payable--bank                                          $     1,000
     Accounts payable                                9,206             8,196
     Accrued expenses                                3,117             4,408
                                              ------------      ------------
                 Total Current Liabilities          14,596            13,604
                                              ------------      ------------

LONG-TERM DEBT                                      24,660            29,933
                                              ------------      ------------

POST-RETIREMENT BENEFITS                             6,339             6,245
                                              ------------      ------------

DEFERRED INCOME TAXES                                6,987             6,987
                                              ------------      ------------

STOCKHOLDERS' EQUITY
     Capital stock
        Preferred, 5% noncumulative, $10 par
          value; authorized 1,000 shares;
          issued and outstanding 437 shares              4                 4
        Common, no par; authorized 20,000,000
          shares; issued 9,765,172 shares            6,715             6,715
     Additional paid-in capital                      2,485             2,485
     Retained earnings                              99,914           100,149
                                              ------------      ------------
                                                   109,118           109,353
     Treasury stock, at cost
        Common; 1997 - 65,000 shares                  (792)             (792)
                                              -------------     -------------
                                                   108,326           108,561
                                              ------------      ------------

                                              $    160,908      $    165,330
                                              ============      ============

See Accompanying Notes to Condensed Consolidated
    Financial Statements

                          MIDWEST GRAIN PRODUCTS, INC.


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (Unaudited)

                                                       1997           1996
                                                   ------------    -------

                                                    (in thousands, except
                                                      per share amounts)


NET SALES                                          $   57,623      $   53,173

COST OF SALES                                          55,012          51,110
                                                   ----------      ----------

GROSS PROFIT                                            2,611           2,063

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            2,644           2,163
                                                   ----------      ----------
                                                          (33)           (100)

OTHER OPERATING INCOME                                     14             102
                                                   ----------      ----------

INCOME (LOSS) FROM OPERATIONS                             (19)              2

OTHER INCOME (EXPENSE)
     Interest                                            (455)           (725)
     Other                                                 78             148
                                                   ----------      ----------

LOSS BEFORE INCOME TAXES                                 (396)           (575)

CREDIT FOR INCOME TAXES                                  (161)           (229)
                                                   -----------     -----------

NET LOSS                                           $     (235)     $     (346)
                                                   ===========     ===========

EARNINGS (LOSS) PER COMMON SHARE                        $(.02)          $(.04)
                                                        ======          ======


See Accompanying Notes to Condensed Consolidated Financial
    Statements and Independent Accountants' Review Report

                          MIDWEST GRAIN PRODUCTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                 THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (Unaudited)

                                                       1997            1996
                                                   -------------   --------
                                                         (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                      $     (235)     $     (346)
     Items not requiring (providing) cash:
        Depreciation                                    3,460           3,506
        Gain on sale of equipment                                         (20)
     Changes in:
        Accounts receivable                              (209)         (6,353)
        Inventories                                    (1,960)         (1,430)
        Prepaid expenses                                 (508)           (452)
        Accounts payable                                1,146           1,094
        Accrued expenses                               (1,197)           (429)
        Income taxes receivable                          (911)            154
                                                   -----------     ----------
         Net cash used in operating activities           (414)         (4,276)
                                                   -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment               (1,179)            (62)
     Proceeds from sale of equipment                                       31
                                                   ----------      ----------
         Net cash used in investing activities         (1,179)            (31)
                                                   -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net advances (payments) on notes payable          (4,000)          2,000
     Net proceeds from issuance of long-term debt                       2,000
                                                   ----------      ----------
        Net cash provided by (used in) financing
        activities                                     (4,000)          4,000
                                                   -----------     ----------

DECREASE IN CASH AND CASH EQUIVALENTS                  (5,593)           (307)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          6,005           3,759
                                                   ----------      ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD           $      412      $    3,452
                                                   ==========      ==========


See Accompanying Notes to Condensed Consolidated Financial
    Statements and Independent Accountants' Review Report

                          MIDWEST GRAIN PRODUCTS, INC.



               NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED SEPTEMBER 30, 1997

                                   (Unaudited)



NOTE:  GENERAL

     In  the  opinion  of  management,   the  accompanying  unaudited  condensed
consolidated financial statements contain all adjustments necessary to present fairly the Company's condensed consolidated financial position as of September 30, 1997, and the condensed consolidated results of its operations and its cash flows for the periods ended September 30, 1997 and 1996, and are of a normal recurring nature.
























See Independent Accountants' Review Report

                          MIDWEST GRAIN PRODUCTS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 1997

RESULTS OF OPERATIONS

General
-------
The Company's net loss of $235,000 in the first quarter of fiscal 1998 principally resulted from a continued decrease in selling prices of vital wheat gluten due to severe competitive pressures from the European Union (E.U.) This decrease represented a 22% decline from the average selling price of gluten in the first quarter of fiscal 1997 and a nearly 6% drop from the average selling price in the fourth quarter of fiscal 1997. Due to the predatory pricing practices of subsidized E.U. producers, the Company has been unable to adjust the price of its gluten to levels that offset production costs.

Profits from their highly subsidized and protected wheat starch business allow E.U. producers to unload huge surpluses of gluten, a co-product, at prices below U.S. production costs. Low U.S. tariff rates on wheat gluten make this country an attractive market for those surpluses, while high tariffs in Europe effectively prohibit non- E.U. member countries from competing in the wheat gluten and wheat starch markets there. In an effort to stem the tide of gluten imports from the E.U., the Wheat Gluten Industry Council of the U.S. has sought corrective action through various diplomatic measures and legal proceedings. The Council's latest initiative, which occurred on September 19, 1997, was the filing of a petition with the International Trade Commission (ITC) under Section 201 of the Trade Act of 1974. The Section 201 petition alleges serious injury to the U.S. wheat gluten industry from the increasing volume of subsidized imports. It asks for, among other things, the establishment of a four-year quota on a country-by country basis on all exports of wheat gluten to the U.S., allocated yearly and based on the average market share percentage for the years 1990-1992. Under Section 201, the ITC is required to complete an investigation and hearings and make a recommendation to President Clinton by March 19, 1998. The President is then required to act within 60 days after receipt of the ITC recommendation.

While the Company is hopeful that the actions of the Wheat Gluten Industry Council will ultimately result in the creation of a more level playing field, no assurance can be given as to when or if any relief will be granted. Due to the intensity of current competitive conditions, the Company has strategically limited its production of wheat gluten to amounts necessary to maintain a stable customer base and for the production of other wheat products. In addition, the Company has intensified efforts to develop additional modified wheat gluten products that may be marketed in niches that will be less affected by foreign competition. In the event the ITC and the President fail to provide the U.S. wheat gluten industry with any relief pursuant to the section 201 petition, and if the E.U. continues to export gluten at current or lower price levels and in the quantities anticipated by new E.U. production facilities that are under construction and that have been announced, then the Company believes that (a) the Company will not be able to profitably market current wheat gluten products,
(b) that it will continue to produce only that amount of gluten necessary to produce premium and modified wheat starches profitably, (c) that losses generated from the unprofitable production of gluten are expected to be absorbed by the Company's other operations, although there is no certainty that the Company will be successful in that regard, and (d) that other U.S. gluten plants will probably be forced to suspend operations or be permanently shut down.

                          MIDWEST GRAIN PRODUCTS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                      THREE MONTHS ENDED SEPTEMBER 30, 1997

Conditions in the Company's premium wheat starch market remained favorable in the first quarter, resulting in increased production and sales. The largest percentage of this increase occurred in sales of regular wheat starch, which generally is sold at a lower value than the Company's modified and specialty varieties. As a result, the average per unit sales price for wheat starch during the first quarter was down compared to the same period a year ago.

Favorable conditions also continued to exist in the Company's alcohol markets in the first quarter, resulting in increased production of both food grade and fuel grade alcohol compared to the first quarter of fiscal 1997. Alcohol prices decreased, however, due primarily to the effects of lower prices for corn and milo, the principal raw materials used in the Company's alcohol production process. The production increase was realized as the result of greater utilization of distillery capacity at the Company's Pekin, Illinois plant. Alcohol production at that facility was halted for a time during last year's first quarter due to a maintenance and repair shutdown. As the result of this year's first quarter rise in alcohol production, unit sales of distillers feed, the principal by- product of the distillation process, grew substantially compared to a year ago.

With consistently lower grain costs, a realization of stable energy costs and improved production efficiencies, the Company expects to strengthen its competitive abilities and improve profitability in the alcohol and wheat starch markets going forward.

Sales
-----

Net sales in the first quarter of fiscal 1998 were approximately $4,450,000 higher than sales in the first quarter of fiscal 1997. The increase principally resulted from increased sales of fuel grade alcohol due to an over 420% rise in units sold. The realization of higher sales in this category occurred from increased utilization of distillery capacity at the Company's Pekin, Illinois plant, where production was temporarily halted during a maintenance and repair shutdown during the last year's first quarter. Sales of beverage alcohol in this year's first quarter were approximately even with sales for the same period a year ago. Although unit sales of beverage alcohol increased nearly 26%, the selling price of this product dropped as the result of lower raw material costs for corn and milo. Sales of food grade industrial alcohol fell below last year's first quarter level due to a reduction in the selling price and a 33% decline in units sold. Sales of distillers' feeds, a by-product of the alcohol production process, rose approximately 17% due to a substantial increase in units sold. Wheat gluten sales declined approximately 15% from sales in the first quarter of fiscal 1997 despite a modest increase in unit output. Selling prices for this product fell substantially in the face of extreme competitive pressures from the European Union. Sales of wheat starch increased just slightly compared to a year ago, although the amount of units sold rose by nearly 28%. The higher volume sales of wheat starch were largely offset by reduced selling prices due principally to a higher proportion for non-specialty, commodity-type applications.
                                      -9-

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                      THREE MONTHS ENDED SEPTEMBER 30, 1997

Cost of Sales
-------------

The cost of sales in the first quarter of fiscal 1998 increased by approximately $3.9 million compared to the cost of sales in the first quarter of fiscal 1997. This occurred primarily as the result of higher energy costs as the per unit cost of natural gas increased and more energy was required to satisfy increased production needs. Higher maintenance and repair costs, principally associated with the Company's distillery operation in Pekin, Illinois, also contributed to the cost of sales increase. Raw material costs in the first quarter of fiscal 1998 were approximately even with the raw material costs for the same period in the prior year as the larger volume of grain required for increased production was offset by lower per unit grain prices.

In connection with the purchase of raw materials, principally corn and wheat, for anticipated operating requirements, the Company enters into commodity contracts to reduce the risk of future grain price increases. These contracts are accounted for as hedges and, accordingly, gains and losses are deferred and recognized in cost of sales as part of product cost when contract positions are settled and as related products are sold. For the first quarter of fiscal 1998, raw material costs included a net gain of $606,000 on contracts settled during the quarter compared to a net loss of $649,000 for the same period in fiscal 1997.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses in the first quarter of fiscal 1998 increased by approximately $481,000 due mainly to employee-related costs. These costs were partially offset by reduced commissions.

The consolidated effective income tax rate is consistent for all periods.

The general effects of inflation were minimal.


Net Loss
--------

As the result of the foregoing factors, the Company experienced a net loss of $235,000 in the first quarter of fiscal 1998 compared to a net loss of $346,000 in the first quarter of fiscal 1997.

                          MIDWEST GRAIN PRODUCTS, INC.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                      THREE MONTHS ENDED SEPTEMBER 30, 1997

LIQUIDITY AND CAPITAL RESOURCES

The following table is presented as a measure of the Company's liquidity and financial condition:

                                             September 30,        June 30,
                                                 1997               1997
                                                 -----------------------
                                                       (in thousands)

Cash and cash equivalents                       $      412       $    6,005
Working capital                                     33,583           36,580
Amounts available under lines of credit             33,000           29,000
Note payable and long-term debt                     26,933           30,933
Stockholders' equity                               108,326          108,561


The Company continues to maintain a strong working capital position and a relatively low debt-to-equity ratio. Continued strong cash flows have allowed the Company to further reduce its debt by $4 million during the first quarter. The cash management measures adopted two years ago, including stringent cost controls, suspended quarterly dividends to stockholders and flexible production, purchasing and marketing strategies, remain in effect.

At September 30, 1997, the Company had $3.3 million committed to improvements and replacements of existing equipment.

Management believes its strong financial position and available lines of credit, combined with the strategies which continue to be implemented, position it to take advantage of a return to more favorable conditions.


FORWARD-LOOKING INFORMATION

This report contains forward-looking statements as well as historical information. Forward-looking statements are identified by or are associated with such words as "intend," "believe," "estimate," "expect," "anticipate," "hopeful" and similar expressions. They reflect management's current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance. The forward-looking statements are based on many assumptions and factors including those relating to grain prices, energy costs, product pricing, competitive environment and related market conditions, operating efficiencies, access to capital and actions of governments. Any changes in the assumptions or factors could produce materially different results than those predicted and could impact stock values.

                          MIDWEST GRAIN PRODUCTS, INC.


                                     PART II
                                OTHER INFORMATION

Item 2.     Legal Proceedings

The Wheat Gluten Industry Council of the United States has filed a Petition with the United State Trade Representative (the "USTR") under Section 301 of the Trade Act of 1974 and a petition with the International Trade Commission of the United States (the "ITC," a commission appointed by the President) under section 201 of the Trade Act of 1974. The petitions seek to alleviate alleged damage to the U.S. wheat gluten industry by Subsidized foreign imports of wheat gluten from the E.U. The proceedings are described under 'Vital Wheat Gluten -- Competition-Vital Wheat Gluten' under Item 1 in the Company's Form 10-K for the year ended June 30, 1997, and under "RESULTS OF OPERATIONS - General" in Item 2 of Part I of this report .

Item 4.  Submission of Matters to a Vote of Security Holders

   The annual meeting of stockholders of the Company was held on October 9, 1997. The following actions were taken at the meeting:

1. F. D. "Fran" Jabara was elected to the office of Group A Director for a term expiring in 2000 with 8,719,261 votes for his election and 133,300 votes withheld.

2. Daryl R. Schaller, Ph.D. was elected to the office of Group A Director for a term expiring in 2000 with 8,739,533 votes for his election and 113,028 votes withheld.

3. Michael Braude was elected to the office of Group B Director for a term expiring in 2000 with 423 votes for his election and 0 votes withheld. Item
     6. Exhibits and Reports on Form 8-K

     (a)        Exhibits

             (15) Letter from independent public accountants pursuant to paragraph (d) of Rule 10-01 of Regulation S-X (incorporated by reference to Independent Accountants' Review Report at page 2 hereof).

             (20) Letter to stockholders for the three months ended September 30, 1997.

             (27)  Financial data schedule.

     (b)       Reports on Form 8-K

         The Company has filed no reports on Form 8-K during the quarter ended September 30, 1997.
                                      -12-

                          MIDWEST GRAIN PRODUCTS, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MIDWEST GRAIN PRODUCTS, INC.

                                               s/ Ladd M. Seaberg
                                         By _________________________________
       Date:  November 13, 1997                Ladd M. Seaberg, President
                                               and Chief Executive Officer

                                               s/Robert G. Booe
                                         By _________________________________
       Date:  November 13, 1997                Robert G. Booe, Vice President
                                               and Chief Financial Officer