Form 10-Q
period 1997-12-31
MIDWEST GRAIN PRODUCTS INC
filed 1998-02-13
CIK 835011

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D. C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


        For Quarter Ended December 31, 1997 - Commission File No. 0-17196


                          MIDWEST GRAIN PRODUCTS, INC.
             (Exact Name of Registrant as Specified in Its Charter)


                                     KANSAS
                                   48-0531200
                         (State or Other Jurisdiction of
                         Incorporation or Organization)
                                  IRS Employer
                               Identification No.






                    1300 Main Street, Atchison, Kansas 66002
              (Address of Principal Executive Offices and Zip Code)



                                 (913) 367-1480
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.
                                                     X   YES  ___  NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                           Common stock, no par value
                          9,700,172 shares outstanding
                             as of February 1, 1998.

                                      INDEX



                                                                           Page
PART I.  FINANCIAL INFORMATION

      Item 1.   Financial Statements

         Independent Accountants' Review Report...........................  2

         Condensed Consolidated Balance Sheets as of
         December 31, 1997 and June 30, 1997..............................  3

         Condensed Consolidated Statements of Operations for
         the Three Months and Six Months Ended December 31, 1997 and 1996.  5

         Condensed Consolidated Statements of Cash Flows for
         the Six Months Ended December 31, 1997 and 1996..................  6

         Note to Condensed Consolidated Financial Statements..............  7

  Item 2.    Management's Discussion and Analysis of Financial
                       Condition and Results of Operations................  8


PART II.  OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K............................. 12

                     Independent Accountants' Review Report



Board of Directors and Stockholders
Midwest Grain Products, Inc.
Atchison, Kansas  66002


      We have reviewed the condensed consolidated balance sheet of MIDWEST GRAIN PRODUCTS, INC. and subsidiaries as of December 31, 1997, and the related condensed consolidated statements of operations for the three month and six month periods ended December 31, 1997 and 1996, and the related condensed consolidated statements of cash flows for the six month periods ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

      We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and, in our report dated August 8, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 1997, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                        s/ Baird, Kurtz & Dobson
                                         BAIRD, KURTZ & DOBSON



Kansas City, Missouri
January 28, 1998

                          MIDWEST GRAIN PRODUCTS, INC.



                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)


                                     ASSETS



                                                December 31,       June 30,
                                                   1997              1997
                                                ------------       --------
                                                (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                 $     682        $    6,005
     Receivables                                  27,419            26,276
     Inventories                                  25,264            15,000
     Prepaid expenses                              1,277               988
     Deferred income taxes                         1,688             1,688
     Income taxes receivable                       1,061               227
                                                  ------            ------
          Total Current Assets                    57,391            50,184
                                                  ------            ------

PROPERTY AND EQUIPMENT, At Cost                  216,117           213,813
     Less accumulated depreciation               106,022            99,099
                                                 -------           -------
                                                 110,095           114,714
                                                 -------           -------
OTHER ASSETS                                         432               432
                                                 -------           -------
                                               $ 167,918        $  165,330
                                                 =======           =======









See Accompanying Note to Condensed Consolidated
   Financial Statements
                                      - 3 -

                          MIDWEST GRAIN PRODUCTS, INC.

                                 (In Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                December 31,       June 30,
                                                   1997              1997
                                                ------------       --------
                                                (Unaudited)
CURRENT LIABILITIES
     Current maturities of long-term debt      $     2,273
     Note payable--bank                              1,000       $    1,000
     Accounts payable                               14,846            8,196
     Accrued expenses                                4,286            4,408
                                                   -------            -----
          Total Current Liabilities                 22,405           13,604
                                                   -------           ------

LONG-TERM DEBT                                      23,660           29,933
                                                   -------           ------

POST-RETIREMENT BENEFITS                             6,433            6,245
                                                   -------           ------

DEFERRED INCOME TAXES                                6,987            6,987
                                                   -------           ------

STOCKHOLDERS' EQUITY
     Capital stock
          Preferred, 5% noncumulative,  $10 par
           value; authorized 1,000 shares; issued
           and outstanding 437 shares                    4                4
          Common, no par; authorized 20,000,000
           shares; issued 9,765,172 shares           6,715            6,715
     Additional paid-in capital                      2,485            2,485
     Retained earnings                             100,021          100,149
                                                   -------          -------
                                                   109,225          109,353

     Treasury stock, at cost
          Common; 1997 - 65,000 shares                (792)            (792)
                                                   -------          -------
                                                   108,433          108,561
                                                   -------          -------

                                                  $167,918         $165,330
                                                  ========         ========


See Accompanying Note to Condensed Consolidated
   Financial Statements
                                      - 4 -

                          MIDWEST GRAIN PRODUCTS, INC.


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                   (Unaudited)



                                       Three Months           Six Months
                                     ---------------       ----------------
                                     1997       1996       1997        1996
                                     ----       ----       ----        ----
     NET SALES                    $55,847    $55,249   $113,470    $108,422

     COST OF SALES                 52,028     50,360    107,040     101,470
                                  -------     ------    -------     -------
     GROSS PROFIT                   3,819      4,889      6,430       6,952

     SELLING, GENERAL AND ADMINIS-
         TRATIVE EXPENSES           3,615      2,379      6,259       4,542
                                  -------     ------    -------     -------
                                      204      2,510        171       2,410
     OTHER OPERATING INCOME (LOSS)     (4)       115         10         217
                                  -------     ------    -------     -------

     INCOME FROM OPERATIONS           200      2,625        181       2,627
                                  -------     ------    -------     -------

     OTHER INCOME (LOSS)
          Interest                   (440)      (679)      (895)     (1,404)
          Other                       424         46        502         194
                                  -------     ------    -------     -------
     INCOME (LOSS) BEFORE
        INCOME TAXES                  184      1,992       (212)      1,417

     PROVISION (CREDIT) FOR
        INCOME TAXES                   77        787        (84)        558

     NET INCOME (LOSS)           $    107    $ 1,205   $   (128)  $     859
                                 ========    =======   =========  =========

     EARNINGS (LOSS) PER
        COMMON SHARE             $    .01    $   .12   $   (.01)  $     .09
                                 ========    =======   =========  =========



See Accompanying Note to Condensed Consolidated
   Financial Statements

                          MIDWEST GRAIN PRODUCTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996

                                   (Unaudited)
                                                   1997              1996
                                                  ------            ------
                                                       (in thousands)
     CASH FLOWS FROM OPERATING ACTIVITIES
          Net income (loss)                     $   (128)        $      859
          Items not requiring (providing) cash:
             Depreciation                          6,923              7,008
             Gain on sale of assets                                      (6)
          Changes in:
             Accounts receivable                  (1,143)            (4,643)
             Inventories                         (10,264)            (4,235)
             Prepaid expenses and other assets      (289)              (446)
             Accounts payable                      6,864              3,228
             Accrued expenses                         66                262
             Income taxes payable                   (834)             3,859
                                                 -------             ------
               Net cash provided by
                 operating activities              1,195              5,886
                                                 -------             ------

     CASH FLOWS FROM INVESTING ACTIVITIES
          Additions to property and equipment     (2,518)              (706)
          Proceeds from sale of equipment                                59
                                                 -------             ------
               Net cash used in investing
                 activities                       (2,518)              (647)
                                                 -------             ------

     CASH FLOWS FROM FINANCING ACTIVITIES
          Net principal payments on
           long-term debt                         (4,000)            (7,000)
                                                 -------             ------
               Net cash used in financing
                 activities                       (4,000)            (7,000)
                                                 -------             ------

     DECREASE IN CASH AND CASH EQUIVALENTS        (5,323)            (1,761)

     CASH AND CASH EQUIVALENTS,
           BEGINNING OF PERIOD                     6,005              3,759
                                                 -------             ------

     CASH AND CASH EQUIVALENTS, END OF PERIOD  $     682         $    1,998
                                               =========         ==========

See Accompanying Note to Condensed Consolidated
   Financial Statements

                          MIDWEST GRAIN PRODUCTS, INC.

               NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       SIX MONTHS ENDED DECEMBER 31, 1997

                                   (Unaudited)

NOTE 1:  GENERAL

      In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the Company's condensed consolidated financial position as of December 31, 1997, and the condensed consolidated results of its operations and its cash flows for the periods ended December 31, 1997 and 1996, and are of a normal recurring nature.

                          MIDWEST GRAIN PRODUCTS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1997

RESULTS OF OPERATIONS
General
The Company's net income of $107,000 in the second quarter of fiscal 1998 was down compared to its net income of $1,205,000 in the second quarter of fiscal 1997. This decrease was principally due to a decline in the average selling price of wheat gluten caused by the continuation of competitive pressures from the European Union (E.U.). Profits from their highly subsidized and protected wheat starch business allow E.U. producers to unload huge surpluses of wheat gluten, a co-product, at prices below U.S. production costs. As a result, the Company thus far has been unable to adjust selling prices enough to offset those costs despite the fact that prices for wheat, the raw material used in making gluten, have fallen considerably from levels that were in place a year ago. In addition to the benefits they receive from subsidies, E.U. producers are able to take advantage of low U.S. tariff rates and use this country as a convenient receptacle for their excess gluten. Conversely, high tariffs in Europe effectively prohibit non-E.U. member countries from competing in the wheat gluten and starch markets there.

In an effort to eliminate trade inequities and re-instill fairness and stability in the marketplace, the Wheat Gluten Industry Council (WGIC) of the U.S. has sought corrective action through various diplomatic measures and legal proceedings. On January 15, the United States International Trade Commission
(ITC) voted 3-0 that the U.S. wheat gluten industry has been seriously injured by wheat gluten imports from foreign countries. That decision immediately set in motion a remedy phase, which is scheduled to conclude on March 18, 1998. At that time, the ITC is to forward its recommendation for a remedy to the President, who then is required to act within 60 days after receipt of the recommendation. The process leading up to the Trade Commission's injury determination was initiated by a petition filed by the WGIC on September 19, 1997. Filed under
Section 201 of the Trade Act of 1974, the petition seeks the establishment of a four-year quota for countries exporting wheat gluten to the U.S.

While the Company is hopeful that the actions of the Wheat Gluten Industry Council will ultimately result in the creation of a more level playing field, no assurance can be given as to when or if any relief will be granted. Due to the intensity of current competitive conditions, the Company has strategically limited its production of wheat gluten to amounts necessary to maintain a stable customer base. In addition, the Company has intensified efforts to develop additional modified wheat gluten products that may be marketed in niches that will be less affected by foreign competition. In the event the ITC and the President fail to provide the U.S. wheat gluten industry with any relief pursuant to the Section 201 petition, and if the E.U. continues to export gluten at current or lower price levels and in the quantities anticipated by new E.U. production facilities that have been announced, then the Company believes that
(a) the Company will not be able to profitably market wheat gluten products, (b) that it will continue to produce only the amount of gluten necessary to produce premium and modified wheat starches profitably, (c) that losses generated from the unprofitable production of gluten are expected to be absorbed by the Company's other operations, although there is no certainty that the Company will be successful in that regard, (d) that such effects could have a material adverse impact on the Company's results of operations and financial condition, and (e) that other U.S.gluten plants will probably be forced to suspend operations or be permanently shut down.

                          MIDWEST GRAIN PRODUCTS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1997

Conditions in the Company's premium wheat starch market remained favorable in the second quarter, resulting in increased production. As in the first quarter of fiscal 1998, the largest percentage of this increase occurred in the production of regular wheat starch, which generally is sold at a lower value than the Company's modified and specialty varieties. As a result, the average per unit sales price for wheat starch during the second quarter was down compared to the same period a year ago.

Conditions in the Company's alcohol markets in the second quarter generally remained positive. However, the production of food grade alcohol for beverage and industrial applications declined compared to the same period the prior year due to a modest decline in demand. The production of fuel grade alcohol, on the other hand, increased substantially compared to a year ago as the result of greater utilization of distillery capacity at the Company's Pekin, Illinois plant. Prices for all of the Company's alcohol products decreased compared to the prior year's second quarter. Due largely to the effects of lower prices for corn and milo, the principal raw materials used in the Company's alcohol production process, prices for food grade alcohol decreased. Seasonal factors and increased supplies of alcohol throughout the industry contributed to this decline. The fall in fuel alcohol prices was caused principally by a recent downturn in gasoline prices. As the result of this year's second quarter rise in total alcohol production, unit sales of distillers' feed, the principal by-product of the distillation process, grew substantially compared to a year ago.

With consistently lower grain costs, a realization of stable energy costs and improved production efficiencies, the Company expects to strengthen its competitive abilities and improve profitability in the alcohol and wheat starch markets going forward.

Sales

Net sales in the second quarter of fiscal 1998 were approximately $598,000 higher than sales in the second quarter of fiscal 1997. The increase principally resulted from higher sales of fuel grade alcohol due to a nearly 83% rise in units sold. The realization of higher sales in this category occurred from increased utilization of distillery capacity at the Company's Pekin, Illinois plant. Sales of food grade alcohol for beverage and industrial applications in this year's second quarter were down compared to sales for the same period a year ago. This was due to decreases in both unit sales and average prices. The lower prices reflected a decline for raw material prices for corn and milo. Sales of distillers' feeds, a by-product of the alcohol production process, rose approximately 3% in the second quarter due to a substantial increase in total alcohol units sold. Wheat gluten sales were approximately even with sales in the second quarter of fiscal 1997. Despite a modest increase in unit output, selling prices for wheat gluten decreased in the face of extreme competitive pressures from the European Union. Sales of wheat starch decreased slightly compared to a year ago, as higher unit sales were largely offset by lower selling prices. The reduced selling prices resulted principally from a higher proportion of wheat starches being sold for non-specialty, commodity-type applications. Net sales for the first six months of fiscal 1998 increased by approximately $5.0 million above sales for the first six months of fiscal 1997. The majority of this increase occurred in the first quarter mainly as the result of higher sales of fuel grade alcohol. The realization of higher sales of this product resulted from increased production at the Company's Pekin, Illinois plant, where operations were temporarily halted for a maintenance and repair shutdown during a portion of the prior year's first quarter.

                          MIDWEST GRAIN PRODUCTS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1997

Cost of Sales

The cost of sales in the second quarter of fiscal 1998 increased by approximately $1.7 million compared to the cost of sales in the second quarter of fiscal 1997. This occurred primarily as the result of higher raw material costs and higher energy costs due to greater uses of grain and energy to satisfy increased production needs. Higher maintenance and repair costs, principally associated with the Company's distillery operation in Pekin, Illinois, also contributed to the cost of sales increase. The cost of sales for the first six months of fiscal 1998 rose by approximately $5.6 million over cost of sales for the first six months of fiscal 1997. This increase principally was due to the factors cited above. Raw material costs for the first quarter of fiscal 1998 were approximately even with raw material costs in the first quarter of the prior year as lower per unit grain prices offset the larger volume of grain that was required for increased production. This in turn helped to partially offset the cost of sales increase the Company experienced in the second quarter of fiscal 1998.

In connection with the purchase of raw materials, principally corn and wheat, for anticipated operating requirements, the Company enters into commodity contracts to reduce the risk of future grain price increases. These contracts are accounted for as hedges and, accordingly, gains and losses are deferred and recognized in costs of sales as part of contract cost when contract positions are settled and as related products are sold. For the second quarter of fiscal 1998, raw material costs included a net loss of $27,000 on contracts settled during the quarter compared to a net loss of $132,000 for the same period in fiscal 1997. For the first six months of fiscal 1998, raw material costs included a net gain of $578,000 on contracts settled during the period compared to a net loss of $193,000 for the same period in fiscal 1997.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the second quarter of fiscal 1998 increased by approximately $1.2 million above selling, general and administrative expenses in the second quarter of fiscal 1997 due mainly to employee-related costs. For the first six months of fiscal 1998, these expenses increased by approximately $1.7 million above the same period the prior year, mainly as the result of the second quarter increase.

The consolidated effective income tax rate is consistent for all periods. The general effects of inflation were minimal.

Net Income

As the result of the foregoing factors, the Company experienced net income of $107,000 in the second quarter of fiscal 1998 compared to net income of $1,205,000 in the second quarter of fiscal 1997. A first quarter net loss in the first quarter of fiscal 1998 more than offset the second quarter net income, resulting in a net loss of $128,000 for the first six months of fiscal 1998. For the first six months of fiscal 1997, the Company had net income of $859,000.

                          MIDWEST GRAIN PRODUCTS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1997

LIQUIDITY AND CAPITAL RESOURCES

The following table is presented as a measure of the Company's liquidity and financial condition:


                                             December 31,          June 30
                                                 1997               1997
                                             ------------         ---------
                                                       (in thousands)

     Cash and cash equivalents                $     682          $    6,005
     Working capital                             34,986              36,580
     Amounts available under lines of credit     33,000              29,000
     Notes payable and long-term debt            26,933              30,933
     Stockholders' equity                       108,433             108,561

The Company continues to maintain a strong working capital position and a relatively low debt-to-equity ratio. Continued strong cash flows have allowed the Company to further reduce its debt by $4.0 million during the six month period. Short-term liquidity has been affected by increased inventory resulting from higher alcohol production levels and higher grain levels due to the fall harvest. The cash management measures adopted two years ago, including stringent cost controls, suspended quarterly dividends to stockholders and flexible production, purchasing and marketing strategies remain in effect.

At December 31, 1997, the Company had $2.4 million committed to improvements and replacements of existing equipment.

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

                                     PART II

                                OTHER INFORMATION
Item 2.  Legal Proceedings

The Wheat Gluten Industry Council of the United States has filed a Petition with the United State Trade Representative (the "USTR") under Section 301 of the Trade Act of 1974 and a petition with the International Trade Commission of the United States (the "ITC," a commission appointed by the President) under Section 201 of the Trade Act of 1974. The petitions seek to alleviate alleged damage to the U.S. wheat gluten industry by Subsidized foreign imports of wheat gluten from the E.U. The proceedings are described under 'Vital Wheat Gluten - Competition-Vital Wheat Gluten' under Item 1 in the Company's Form 10-K for the year ended June 30, 1997, and under "RESULTS OF OPERATIONS - General" in Item 2 of Part I of this report. On January 15, 1998, the ITC voted 3-0 that the U.S. wheat gluten industry has been seriously injured by foreign imports. The ITC is now required to recommend to the President an appropriate remedy by March 18, 1998. The President must act on the recommendation within 60 days thereafter. As described under "RESULTS OF OPERATIONS - General," in "Management's Discussion and Analysis of Financial condition and Results of Operations" in Part I, no assurance can be given as to when or if any relief will be granted. The failure of the President to provide relief could have a material adverse effect on the Company's future results of operations and financial condition.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     (15)     Letter from independent public  accountants  pursuant to paragraph
              (d) of Rule 10-01 of Regulation S-X (incorporated by reference to Independent Accountants' Review Report at page 2 hereof.)

     (20)     Letter to stockholders for the six months ended December 31, 1997.

     (27)     Financial data schedule.

(b)  Reports on Form 8-K

The Company has filed no reports on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MIDWEST GRAIN PRODUCTS, INC.

                                           By  s/Ladd M. Seaberg
Date:  February 11, 1998                     ----------------------------
                                              Ladd M. Seaberg, President
                                              and Chief Executive Officer

                                           By  s/Robert G. Booe
                                             ----------------------------
Date:  February 11, 1998                      Robert G. Booe, Vice President
                                             and Chief Financial Officer