Form 10-Q
period 1998-03-31
MIDWEST GRAIN PRODUCTS INC
filed 1998-05-15
CIK 835011

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


         For Quarter Ended March 31, 1998 - Commission File No. 0-17196



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

                           Common stock, no par value
                          9,700,172 shares outstanding
                               as of May 1, 1998.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                             Page

         Item 1.    Financial Statements

               Independent Accountants' Review Report..............           2

               Condensed Consolidated Balance Sheets as of
               March 31, 1998 and June 30, 1997....................           3

               Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended March 31, 1998 and 1997.5

               Condensed Consolidated Statements of Cash Flows for
               the Nine Months Ended March 31, 1998 and 1997.......           6

               Note to Condensed Consolidated Financial Statements.           7

         Item 2.    Management's Discussion and Analysis of Financial
                        Condition and Results of Operations........           8

PART II.  OTHER INFORMATION

         Item 2.    Legal Proceedings..............................          12

         Item 6.    Exhibits and Reports on Form 8-K...............          12

                     Independent Accountants' Review Report


Board of Directors and Stockholders
Midwest Grain Products, Inc.
Atchison, Kansas  66002


       We have reviewed the condensed consolidated balance sheet of MIDWEST GRAIN PRODUCTS, INC. and subsidiaries as of March 31, 1998, and the related condensed consolidated statements of operations for the three month and nine month periods ended March 31, 1998 and 1997 and the related condensed consolidated statements of cash flows for the nine month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

       We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and, in our report dated August 8, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                              s/Baird, Kurtz & Dobson
                              BAIRD, KURTZ & DOBSON



Kansas City, Missouri
April 22, 1998

                          MIDWEST GRAIN PRODUCTS, INC.



                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)


                                     ASSETS




                                                     March 31,        June 30,
                                                        1998            1997
                                                    ___________       ________
                                                    (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                    $     3,735       $    6,005
     Receivables                                       22,606           26,276
     Inventories                                       23,739           15,000
     Prepaid expenses                                   1,053              988
     Deferred income taxes                              1,688            1,688
     Income taxes receivable                              414              227
                                                   -----------       ----------
                  Total Current Assets                 53,235           50,184
                                                   -----------       ----------


PROPERTY AND EQUIPMENT, At cost                       216,968          213,813
     Less accumulated depreciation                    109,508           99,099
                                                   -----------       ----------
                                                      107,460          114,714
                                                   -----------       ----------


OTHER ASSETS                                              436              432
                                                   -----------       ----------
                                                  $   161,131       $  165,330
                                                   ===========       ==========





See Accompanying Note to Condensed Consolidated Financial
    Statements and Independent Accountants' Review Report

                          MIDWEST GRAIN PRODUCTS, INC.

                                 (In Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                   March 31,          June 30,
                                                      1998             1997
                                                  ___________         ________
                                                  (Unaudited)
CURRENT LIABILITIES
     Current maturities of long-term debt        $     2,273
     Note payable - Bank                                            $    1,000
     Accounts payable                                  7,827             8,196
     Accrued expenses                                  4,862             4,408
                                                  -----------        ----------
                  Total Current Liabilities           14,962            13,604
                                                  -----------        ----------

LONG-TERM DEBT                                        24,660            29,933
                                                  -----------        ----------

POST-RETIREMENT BENEFITS                               6,527             6,245
                                                  -----------        ----------

DEFERRED INCOME TAXES                                  6,987             6,987
                                                  -----------        ----------

STOCKHOLDERS' EQUITY
     Capital stock
        Preferred, 5% noncumulative, $10 par
           value; authorized 1,000 shares;
           issued and outstanding 437 shares               4                 4
        Common, no par; authorized 20,000,000
           shares; issued 9,765,172 shares             6,715             6,715
     Additional paid-in capital                        2,485             2,485
     Retained earnings                                99,583           100,149
                                                  -----------        ----------
                  Total Stockholders' Equity         108,787           109,353
     Treasury stock, at cost
        Common; 1997 - 65,000 shares                    (792)             (792)
                                                 ------------       -----------
                                                     107,995           108,561
                                                  -----------        ----------
                                                 $   161,131        $  165,330
                                                  ===========        ==========



See Accompanying Note to Condensed Consolidated Financial
    Statements and Independent Accountants' Review Report

                          MIDWEST GRAIN PRODUCTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1998 AND 1997

                                   (Unaudited)

                                   Three Months                Nine Months
                                 _________________          _________________
                                 1998         1997          1998         1997
                                 ____         ____          ____         ____
                                    (in thousands, except per share amounts)

NET SALES                   $    53,310   $   54,449   $   166,780   $  162,871

COST OF SALES                    50,991       51,975       158,031      153,445
                             -----------   ----------   -----------   ----------
GROSS PROFIT                      2,319        2,474         8,749        9,426

SELLING, GENERAL AND ADMINIS-
   TRATIVE EXPENSES               2,622        2,102         8,881        6,644
                             -----------   ----------   -----------   ----------
                                   (303)         372          (132)       2,782


OTHER OPERATING INCOME               46          100            56          317
                             -----------   ----------   -----------   ----------
INCOME (LOSS) FROM OPERATIONS      (257)          472          (76)       3,099

OTHER INCOME (LOSS)
   Interest                        (486)        (611)       (1,381)      (2,015)
   Other                             24          145           526          339
                             -----------   ----------   -----------   ----------

INCOME (LOSS)  BEFORE
   INCOME TAXES                    (719)           6          (931)       1,423

PROVISION (CREDIT) FOR
   INCOME TAXES                    (281)           3          (365)         561
                             -----------   ----------   -----------   ----------
NET INCOME (LOSS)            $     (438)   $       3   $      (566)   $     862
                             ===========   ==========   ===========   ==========

EARNINGS (LOSS) PER
   COMMON SHARE                   $(.05)        $.00         $(.06)        $.09
                                  ======        ====         ======        ====




See Accompanying Note to Condensed Consolidated Financial
    Statements and Independent Accountants' Review Report

                          MIDWEST GRAIN PRODUCTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                    NINE MONTHS ENDED MARCH 31, 1998 AND 1997

                                   (Unaudited)


                                                          1998           1997
                                                          ----           ----
                                                           (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                 $    (566)     $     862
    Items not requiring (providing) cash:
      Depreciation                                       10,408         10,520
      Gain on sale of assets                                               (17)
    Changes in:
      Accounts receivable                                 3,670         (4,822)
      Inventories                                        (8,739)        (4,868)
      Prepaid expenses                                      (65)          (653)
      Other assets                                           (4)
      Accounts payable                                     (280)         1,261
      Accrued expenses                                      736            202
      Income taxes payable                                 (187)         3,913
                                                       ----------     ---------
       Net cash provided by operating activities          4,973          6,398
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property and equipment                  (3,243)        (2,355)
    Proceeds from sale of equipment                                         89
                                                        ---------     ---------
       Net cash used in investing activities             (3,243)        (2,266)
                                                       ----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net advances on notes payable                                        3,000
    Net principal payments on long-term debt             (4,000)        (8,000)
                                                       ----------     ---------
       Net cash used in financing activities             (4,000)        (5,000)
                                                       ----------     ---------
DECREASE IN CASH AND CASH EQUIVALENTS                    (2,270)         ( 868)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            6,005          3,759
                                                        ---------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $   3,735      $   2,891
                                                        =========     =========




See Accompanying Note to Condensed Consolidated Financial
    Statements and Independent Accountants' Review Report

                          MIDWEST GRAIN PRODUCTS, INC.



               NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED MARCH 31, 1998 AND 1997

                                   (Unaudited)




NOTE:  GENERAL

     In  the  opinion  of  management,   the  accompanying  unaudited  condensed
consolidated financial statements contain all adjustments necessary to present fairly the Company's condensed consolidated financial position as of March 31, 1998, and the condensed consolidated results of its operations and its cash flows for the periods ended March 31, 1998 and 1997, and are of a normal recurring nature.

                           MIDWEST GRAIN PRODUCTS, INC.
                    MANAGEMENT'S DISUCSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1998

RESULTS OF OPERATIONS

General

The Company's net loss of $438,000 in the third quarter of fiscal 1998 represented a decline from the prior year's third quarter net income of $3,000. This decrease was mainly due to the effects of increased wheat gluten production in the face of adverse market conditions. Massive imports of artificially-priced gluten from the European Union (E.U.) continued to place severe competitive pressures on the Company. The decision to raise production levels was made in preparation to meet increased customer demand in the event that currently pending White House action returns fairness and stability to the marketplace.

On March 11, the United States International Trade Commission (ITC) issued a unanimous recommendation that the President impose a four-year quota on imports of foreign wheat gluten. The ITC also recommended that "the President allocate, within that quota, separate quotas for the European Union, Australia and all other non-excluded countries, taking into account the disproportional growth and the impact of imports of wheat gluten from the European Union." Countries excluded from the quota would be Canada, Mexico, Israel and the beneficiary countries of the Caribbean Basin Economic Recovery Act or the Andean Trade Preferences Act. In conjunction with the quota recommendation, commissioners announced they would further recommend that the President "undertake international negotiations to address the underlying cause of the increase in imports of wheat gluten or otherwise alleviate the injury to the domestic industry." The President had been expected to act on the quota recommendation by the middle of May. However, due to the extension of a related information gathering process, his decision now is not expected to occur until the end of May. The ITC's recommendation is consistent with the type of remedy requested by the Wheat Gluten Industry Council (WGIC) of the U.S. That request was made in a petition that was filed by the WGIC on September 19, 1997 under Section 201 of the Trade Act of 1974. The petition was filed on the grounds that the U.S. wheat gluten industry has been seriously injured by the surge in low priced wheat gluten imports from the European Union. Profits from their highly subsidized and protected wheat starch business allow E.U. producers to unload huge surpluses of wheat gluten, a co-product, in the U.S. market at prices below U.S. production costs, forcing domestic producers to drastically under-utilize production capacities and relinquish sizeable percentages of market share.

While the Company hopes and expects that the President will follow the unanimous recommendation of the ITC to implement the quota, and thereby create a more level playing field, no assurance can be given as to when relief, if any, will be granted. In addition, the Company has intensified efforts to develop additional modified wheat gluten products that can be marketed in niches that will be less affected by foreign competition. In the event the President fails to provide the U.S. wheat gluten industry with adequate relief pursuant to the
Section 201 petition, and if the E.U. continues to export gluten at current or lower price levels and in quantities anticipated by new E.U. production facilities that have been announced, then the Company believes that (a) the Company will not be able to profitably market wheat gluten products, (b) that it will continue to produce only the amount of gluten necessary to produce

                          MIDWEST GRAIN PRODUCTS, INC.
                     MANAGEMENT'S DISUCSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1998

premium and modified wheat starches profitably, (c) that losses generated from the unprofitable production of gluten may be absorbed by the Company's other operations, although there is no certainty that the Company will be successful in that regard, (d) that such effects could have a material adverse impact on the Company's results of operations and financial condition, and (e) that other U.S. gluten plants will probably be forced to suspend operations or be permanently shut down.

Conditions in the Company's premium wheat starch market remained favorable in the third quarter, resulting in increased production. As in the first two quarters of fiscal 1998, the largest percentage of this increase occurred in the production of non-modified wheat starch, which generally is sold at a lower value than the Company's modified and specialty varieties. As a result, the average pr unit sales price for wheat starch during the third quarter was down compared to the same period a year ago.

The production of food grade alcohol for beverage and industrial applications declined compared to the same period the prior year due to a decline in demand. The production of fuel grade alcohol, on the other hand, increased compared to a year ago as the result of greater utilization of distillery capacity at the Company's Pekin, Illinois plant. Prices for all of the Company's alcohol products decreased compared to the prior year's third quarter. Due partially to the effects of lower costs for corn and milo, the principal raw materials used in the Company's alcohol production process, prices for food grade alcohol decreased. Seasonal factors and increased supplies of alcohol throughout the industry also contributed to this decline. The fall in fuel alcohol prices was caused principally by a downturn in gasoline prices. As the result of this year's third quarter rise in total alcohol production, unit sales of distillers' feed, the principal by-product of the distillation process, also grew compared to a year ago.

With consistently lower grain costs, a realization of stable energy costs and improved production efficiencies, the Company expects to strengthen its competitive abilities and improve profitability in the alcohol and wheat starch markets going forward.

Sales

Net sales in the third quarter of fiscal 1998 were down approximately $1.1 million compared to sales in the third quarter of fiscal 1997. The decrease resulted mainly from lower selling prices for all principal products. The realization of higher fuel alcohol sales occurred from increased utilization of distillery capacity at the Company's Pekin, Illinois plant. This volume increase, however, was offset by a decline in selling prices, which tracked falling gasoline prices. Sales of food grade alcohol for beverage and industrial applications in this year's third quarter were down compared to sales for the same period a year ago. This was due to decreases in both unit sales and average prices. The lower prices reflected both a decline in demand and a reduction in raw material prices for corn and milo. Sales of distillers' feeds, a by-product of the alcohol production process, fell slightly in the third quarter as lower sales prices offset an increase in total units sold. Wheat gluten sales were slightly higher than sales in the third quarter of

                          MIDWEST GRAIN PRODUCTS, INC.
                     MANAGEMENT'S DISUCSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1998

fiscal 1997 as the Company increased production and unit sales in preparation for a possible solution to unfair competitive conditions caused by imports of artificially-priced wheat gluten from the European Union. Sales of wheat starch decreased slightly compared to a year ago, as higher unit sales were largely offset by lower selling prices. The reduced selling prices resulted principally from a higher proportion of wheat starches being sold for nonspecialty, commodity-type applications. Net sales for the first nine months of fiscal 1998 increased by approximately $3.9 million above sales for the first nine months of fiscal 1997. The majority of this increase occurred in the first quarter mainly as the result of higher sales of fuel grade alcohol. The realization of higher sales of this product resulted from increased production at the Company's Pekin, Illinois plant, where operations were temporarily halted for a maintenance and repair shutdown during a portion of the prior year's first quarter.

Cost of Sales

The cost of sales in the third quarter of fiscal 1998 decreased by approximately $984,000 compared to the cost of sales in the third quarter of fiscal 1997. This occurred primarily as the result of lower energy costs and slightly lower raw material costs. The cost of sales for the first nine months of fiscal 1998 rose by approximately $4.6 million over cost of sales for the first nine months of fiscal 1997. This increase principally was due to higher raw material costs and higher energy costs which were experienced in the first and second quarters and which were associated with greater uses of grain and energy to satisfy increased production needs.

In connection with the purchase of raw materials, principally corn and wheat, for anticipated operating requirements, the Company enters into commodity contracts to reduce the risk of future grain price increases. These contracts are accounted for as hedges and, accordingly, gains and losses are deferred and recognized in costs of sales as part of contract cost when contract positions are settled and as related products are sold. For the third quarter of fiscal 1998, raw material costs included a net loss of $20,432 on contracts settled during the quarter compared to a net loss of $427,851 for the same period in fiscal 1997. For the first nine months of fiscal 1998, raw material costs included a net gain of $426,971 on contracts settled during the period compared to a net loss of $621,183 for the same period in fiscal 1997.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the third quarter of fiscal 1998 increased by approximately $.5 million above selling, general and administrative expenses in the third quarter of fiscal 1997 due mainly to employee-related costs. For the first nine months of fiscal 1998, these expenses increased by approximately $2.2 million above the same period the prior year, mainly as the result of the same factor.

The consolidated effective income tax rate is consistent for all periods.

The general effects of inflation were minimal.

Net Income

As the result of the foregoing factors, the Company experienced a net loss of $438,000 in the third quarter of fiscal 1998 compared to a net income of $3,000 in the third quarter of fiscal 1997. A first quarter net loss combined with the third quarter loss more than offset the second quarter net income, resulting in a net loss of $566,000 for the first nine months of fiscal 1998. For the first nine months of fiscal 1997, the Company had net income of $862,000.

                          MIDWEST GRAIN PRODUCTS, INC.
                     MANAGEMENT'S DISUCSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1998

LIQUIDITY AND CAPITAL RESOURCES

The following table is presented as a measure of the Company's liquidity and financial condition:
                                              March 31,              June 30,
                                                1998                  1997
                                              --------              ---------
                                                      (in thousands)

Cash and cash equivalents                   $    3,735              $    6,005
Working capital                                 38,273                  36,580
Amounts available under lines of credit         33,000                  29,000
Notes payable and long-term debt                26,933                  30,933
Stockholders' equity                           107,995                 108,561

The Company continues to maintain a strong working capital position and a relatively low debt-to-equity ratio. Continued strong cash flows have allowed the Company to further reduce its debt by $4.0 million during the nine month period. Short-term liquidity has been affected by increased inventory resulting from higher production levels and higher grain levels due to the increased production requirements and lower grain costs. The cash management measures adopted two years ago, including stringent cost controls, suspended quarterly dividends to stockholders and flexible production, purchasing and marketing strategies, remain in effect.

At March 31, 1998, the Company had $4.8 million committed to improvements and replacements of existing equipment.

Management believes its strong financial position and available lines of credit, combined with the strategies which continue to be implemented, position it to take advantage of a return to more favorable conditions.

FORWARD-LOOKING INFORMATION

This report contains forward-looking statements as well as historical information. Forward-looking statements are identified by or are associated with such words as "intend," "believe," "estimate," "expect," "anticipate,"
"hopeful," "should," "may" and similar expressions. They reflect management's current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance. The forward-looking statements are based on many assumptions and factors including those relating to grain prices, gasoline prices, energy costs, product pricing, competitive environment and related market conditions, operating efficiencies, access to capital and actions of governments. Any changes in the assumptions or factors could produce materially different results than those predicted and could impact stock values.

                                     PART II
                                OTHER INFORMATION
Item 2.     Legal Proceedings

The Wheat Gluten Industry Council of the United States has filed a Petition with the United State Trade Representative (the "USTR") under Section 301 of the Trade Act of 1974 and a petition with the International Trade Commission of the United States (the "ITC," a commission appointed by the President) under section 201 of the Trade Act of 1974. The petitions seek to alleviate alleged damage to the U.S. wheat gluten industry by Subsidized foreign imports of wheat gluten from the E.U. The proceedings are described under 'Vital Wheat Gluten -- Competition-Vital Wheat Gluten' under Item 1 in the Company's Form 10-K for the year ended June 30, 1997, and under "RESULTS OF OPERATIONS - General" in Item 2 of Part I of this report . On January 15, 1998, the ITC voted 3-0 that the U.S. wheat gluten industry has been seriously injured by foreign imports. On March 11, 1998, the ITC issued a unanimous recommendation that the President impose a four-year quota on imports of foreign wheat gluten as described under Item 2 of
Part I of this report. The President must act on the recommendation by the end of May, 1998. As described under "RESULTS OF OPERATIONS - General," in Part I, no assurance can be given as to whether any relief will be granted. The failure of the President to provide relief could have a material adverse affect on the Company's future results of operations and financial condition.

Item 6.           Exhibits and Reports on Form 8-K
     (a) Exhibits
             15.1 Letter from independent public accountants pursuant to paragraph (d) of Rule 10-01 of Regulation S-X (incorporated by reference to Independent Accountants' Review Report at page 2 hereof).

             15.2 Letter from independent public accountants concerning the use of its Review Report in the Company's Registration Statement No. 333-51849.

             20     Letter  to stockholders for the six months ended
                    March 31, 1998.

             27     Financial data schedule.

     (b) Reports on Form 8-K
         The Company has filed no reports on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MIDWEST GRAIN PRODUCTS, INC.
                                              s/Ladd M. Seaberg
                                           By _________________________________
       Date:  May 13, 1998                    Ladd M. Seaberg, President
                                              and Chief Executive Officer
                                              s/Robert G. Booe
                                           By _________________________________
       Date:  May 13, 1998                    Robert G. Booe, Vice President
                                              and Chief Financial Officer

                                  Exhibit Index

      Exhibit No.                   Exhibit Description
      -----------                   -------------------
       15.1 Letter from independent public accountants pursuant to paragraph (d) of Rule 10-01 of Regulation S-X (incorporated by reference to Independent Accountants' Review Report at page 2 hereof).

       15.2 Letter from independent public accountants concerning the use of its Review Report in the Company's Registration Statement No. 333-51849.

       20       Letter  to stockholders for the six months ended March 31, 1998.

       27       Financial data schedule.