Form 10-K
period 1998-06-30
MIDWEST GRAIN PRODUCTS INC
filed 1998-09-28
CIK 835011

   As Filed with the Securities and Exchange Commission on September 28, 1998
==============================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K


                      Annual Report Pursuant to Section 13
                     of the Securities Exchange Act of 1934

                     For the Fiscal Year Ended June 30, 1998

                          MIDWEST GRAIN PRODUCTS, INC.

                                1300 Main Street
                                     Box 130
                             Atchison, Kansas 66002
                            Telephone: (913) 367-1480

                       Incorporated in the State of Kansas


                           COMMISSION FILE NO. 0-17196

                               IRS No. 48-0531200


         The Company has no securities registered pursuant to Section 12(b) of the Act. The only class of common stock outstanding consists of Common Stock having no par value, 9,700,172 shares of which were outstanding at June 30, 1998. The Common Stock is registered pursuant to Section 12(g) of the Act.

         The aggregate market value of the Common Stock of the Company held by non-affiliates, based upon the highest sales price of such stock on August 20, 1998, was $91,616,272.

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

     (1) Midwest Grain Products, Inc. 1998 Annual Report to Stockholders, pages 17 through 36 [incorporated into Part II and contained in Exhibit 10(c)].

     (2) Midwest Grain Products,  Inc. Proxy Statement for the Annual Meeting of
Stockholders  to  be  held  on  October  8,  1998,   dated  September  17,  1998
(incorporated into Part III).
===============================================================================

                          MIDWEST GRAIN PRODUCTS, INC.


                                    FORM 10-K



                     For the Fiscal Year Ended June 30, 1998

                                    CONTENTS
                                                                            PAGE
PART I
 Item 1.  Business..........................................................   4
          General Information...............................................   4
          Vital Wheat Gluten................................................   5
          Premium Wheat Starch..............................................   8
          Alcohol Products..................................................   9
          Flour and Other Mill Products.....................................  11
          Transportation....................................................  11
          Raw Materials.....................................................  11
          Energy............................................................  12
          Employees.........................................................  13
          Regulation........................................................  13
  Item 2. Properties........................................................  13
  Item 3. Legal Proceedings.................................................  14
  Item 4. Submission of Matters to a Vote of Security Holders...............  14
PART II
  Item 5. Market for the Registrant's Common Equity and Related
           Stockholder Matters..............................................  15
  Item 6. Selected Financial Data...........................................  15
  Item 7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................  15
  Item 8. Financial Statements and Supplementary Data.......................  15
  Item 9. Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure...........................  15
PART III
  Item 10.Directors and Executive Officers of the Registrant................  16
  Item 11.Executive Compensation............................................  18
  Item 12.Security Ownership of Certain Beneficial
           Owners and Management............................................  18
  Item 13.Certain Relationships and Related Transactions....................  18
PART IV
  Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K...  19

SIGNATURES..................................................................  21
FINANCIAL STATEMENT SCHEDULES............................................... S-1
  Report of Independent Public Accountants on Schedules..................... S-2
  Schedule VIII.  Valuation and Qualifying Accounts......................... S-3

  The calculation of the aggregate market value of the Common Stock of the Company held by non-affiliates is based on the assumption that non-affiliates do not include directors. Such assumption does not constitute an admission by the Company or any director that any director is an affiliate of the Company.

  This report, including the portions of the Annual Report incorporated herein by reference, contain forward-looking statements as well as historical information. Forward-looking statements are usually identified by or are associated with such words such as "intend, " believe," "estimate," "expect," "anticipate," "hopeful," "should," "may" and similar expressions. They reflect management's current belief's and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance. The forward- looking statements are based on many assumptions and factors including those relating to grain prices, gasoline prices, energy costs, product pricing, competitive environment and related market conditions, operating efficiencies, access to capital and actions of governments. Any changes in the assumptions or factors could produce materially different results than those predicted and could impact stock values.

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

         The table below shows the Company's sales from continuing operations by product group for each of the five years ended June 30, 1998, as well as such sales as a percent of total sales. .

                               PRODUCT GROUP SALES

                                                              Year Ended June 30,
                                  1998              1997              1996              1995              1994
                           ---------------------------------------------------------------------------------------
                                                            (thousands of dollars)
                               Amount    %      Amount     %      Amount    %      Amount     %      Amount     %
Vital Wheat Gluten.........  $ 42,489  19.0   $ 39,968  17.8    $ 39,514  20.3   $ 49,957  27.7    $ 70.966   38.2
Premium Wheat Starch.......    27,791  12.4     29,935  13.3      26,354  13.5     23,403  13.0      21,110   11.3
Alcohol Products:
  Food Grade Alcohol
     Beverage Alcohol......    35,934  16.1     43,118  19.2      39,465  20.3     32,573  18.1      29,536   15.9
     Food Grade Industrial.    27,487  12.3     38,004  16.9      32,064  16.5     23,379  13.0      22,585   12.1
  Fuel Grade Alcohol.......    51,277  23.0     34,992  15.6      25,347  13.0     28,120  15.6      19,273   10.4
  Alcohol By-products......    33,259  14.9     34,553  15.4      28,449  14.6     19,583  10.9      18,146    9.8
                              ------- -----    ------- -----     ------- -----    -------  ----     -------  -----
     Total Alcohol
      Products.............   147,957  66.3    150,667  67.1     125,325  64.4    103,655  57.5      89,540   48.2
                              ------- -----    ------- -----    -------- -----    ------- -----     -------  -----
Flour and Other Mill
  Products.................     5,017   2.3      4,163   1.8       3,445   1.8      3,237   1.8       4,352    2.3
                                -----  ----     ------  ----      ------  ----     ------  ----      ------   ----
     Net Sales  ...........  $223,254 100.0   $224,733 100.0    $194,638 100.0   $180,252 100.0    $185,968  100.0
                             ======== =====   ======== =====    ======== =====   ======== =====    ========  =====

         The Company's net loss of $2.2 million in fiscal 1998 represented a substantial decrease from the prior year's net income of $131,000. The decline was mainly due to the effects of increased wheat gluten production in the face of adverse market conditions, together with a steady drop in selling prices for the Company's alcohol products. Massive imports of artificially-priced gluten from the European Union continued to place severe competitive pressures on the Company throughout the year. The decision to raise production levels was made to prepare to meet increased customer demand based on expectations of a positive outcome in initiatives taken to have a quota imposed on imports of subsidized foreign gluten. With the imposition of an annual quota on foreign gluten imports for a three-year period beginning June 1, 1998, the Company expects a return to more positive results for fiscal 1999.

         The bulk of the Company's sales are made under informal arrangements direct to large institutional food and beverage processors or distributors with respect to which the Company has longstanding relationships. Sales to these customers are typically evidenced by short term agreements that are cancelable within 30 days and under which products are usually ordered, produced, sold and shipped within 30 days. As a consequence, the Company's backlog of orders at any time is usually less than 10 percent of annual sales. None of the Company's customers accounted
                                        4

for more than ten percent of the Company's consolidated revenues during fiscal 1998, except for a distributor of vital wheat gluten that makes purchases under orders that are cancelable within thirty days.

         Historically, the Company's sales have not been seasonal except for variations affecting alcohol and gluten sales. Fuel alcohol sales usually increase during the period August through March due to requirements of the Clean Air Act which inhibit the sale of ethanol in certain areas of the country during May 1 through September 15 each year. Certain environmental regulations also favor greater use of ethanol during the winter months of the year. See "Alcohol Products- Fuel Grade Alcohol." Beverage alcohol sales tend to peak in the fall as distributors order stocks for the holiday season, while gluten sales have tended to increase during the second half of the fiscal year as demand increases for hot dog buns, hamburger buns, and similar bakery products. During the next three years the Company may experience significant increases in wheat gluten sales during the second half of each fiscal year. This may be anticipated due to the effects of annual quotas on the import of wheat gluten into the United States if importers continue to ship gluten into the US at rates in excess of an annualized rate for the annual quota. The annual quota became effective June 1, 1998, and applies to each of the next three years ending on each May 31. See "Vital Wheat Gluten - Competition."

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

         In recent years the Company began the development of a number of Specialty Wheat Proteins for food and non-food applications. Specialty Wheat Proteins are derived from vital wheat gluten through a variety of proprietary processes which change the molecular structure of vital wheat gluten. These specialty proteins include various hydrolyzed proteins, texturized proteins, gliadin, glutenin and a product used to enhance pasta called "Pasta Power."

         o Hydrolyzed proteins, unlike vital wheat gluten, are soluble in water and other liquids. This enables their use in food products such as high protein consumer beverages, calf milk and soy sauce and non-food applications such as hair sprays, shampoos and shower gels, body moisturizers, skin lotions and the like.
         o Texturized wheat proteins consist of vital wheat gluten that is changed into a pliable substance through special processing. The resulting solid food product can be further enhanced with flavoring and coloring and reconstituted with water. Texturized wheat proteins are used for meat, poultry and fish substitutes and extenders.

         o Gliadin and Glutenin are the two principal molecules that make up vital wheat gluten. The Company's patented process enables the separation of each for a variety of end uses. Glutenin, a large molecule responsible for the elastic character of vital wheat gluten, increases the strength of

                                        5

                  bread doughs, improves the freeze-thaw characteristics of frozen doughs and may be used as a functional protein source in beef jerky-type products, as well as in meat extension. Gliadin, the smaller of the two molecules is soluble in water and other liquids, including alcohol and is responsible for the viscous properties of wheat gluten. Those characteristics make it ideal for use in hair sprays and to improve the texture of noodles and pastas.

         o Polytriticum 200 and Polytriticum 2000 are the Company's environmentally friendly biodegradable gluten resins that can be molded to produce a variety of plastic-like objects. Polytriticum 200 may be used as a commercial raw material for the production of pet foods and biodegradable landscaping materials and Polytriticum 2000 is contemplated for use in disposable eating utensils, golf tees, food and feed containers and similar type vessels.

         Although a number of the specialty wheat proteins are being marketed, others are still in the test marketing or development stage. Only a small fraction of the Company's 1997 and 1998 vital wheat gluten sales reflect sales of specialty proteins. However, the Company's strategy is to focus on the marketing and development of these products with the view to their becoming an increasingly larger portion of total gluten sales. The Company has employed the same strategy successfully through the gradual but steadily increasing development of value-added modified wheat starches for niche markets. Specialty wheat proteins are designed for sale in niche markets and generally compete with other ingredients having similar characteristics.

         The Company produces vital wheat gluten from modernized facilities at the Atchison plant and new facilities at the Pekin plant. It is shipped throughout the continental United States in bulk and in 50 to 100 pound bags. Approximately 10.5% of the Company's total fiscal 1998 sales were made to a distributor for the bakery industry, the Ben C. Williams Bakery Services Company, which in turn distributes vital wheat gluten to independent bakeries. The remainder is sold directly to major food processors and bakeries such as Kellogg Co., Interstate Baking Company, Inc. and H. J. Heinz Co.

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

         Competition-Vital Wheat Gluten. Historically, the Company's principal competitors in the U.S. vital wheat gluten market have consisted of a few other domestic producers and producers in the European Union (the "EU"), Australia and certain other regulated countries (the "Foreign Exporters"). Beginning in 1994, the E.U. has taken an increasingly large share of the U.S. gluten market. Imports of wheat gluten shipped into the United States from the E.U. during the crop year ended June 30, 1995, were approximately 51.9 million pounds. Those imports increased by to 70.2 million pounds in the crop year ending June 30, 1996, to 91.1 million pounds in the crop year ending June 30, 1997, and to 97.5 million pounds in the crop year ending June 30, 1998, for an aggregate increase of 88%.

         Competition in the vital wheat gluten industry is based primarily upon price. Since the increasing surge of large, subsidized volumes of E.U. wheat gluten into the U.S., prices have been primarily affected by excess E.U. capacity and subsidies and other protective measures ("Subsidies") provided to E.U. exporters by their host governments and low U.S. tariffs. Previously, U.S. Gluten prices were primarily affected by U.S. grain and U.S. energy costs and, to a lesser extent, by foreign subsidies. Due to the Subsidies, it became increasingly difficult for the Company to compete with the surge of E.U. wheat gluten since the artificially low prices charged for those E.U. Subsidized imports were less than the Company's cost of production. As a result of this imbalance in the U.S. wheat gluten market the Company's strategy during fiscal 1997 and most of fiscal 1998 has been to limit its production of wheat gluten to amounts necessary to produce wheat starch and other wheat co-products and to support actions by the United States Wheat Gluten Industry Council (the "Wheat Gluten Council") to stem the tide of E.U. Subsidized wheat gluten through legal proceedings.
                                        6

     As mentioned above, the extraordinary increase in E.U. gluten imports into the U.S. is due to high E. U. Subsidies, high E. U. import tariffs, and low U.S. import tariffs on wheat products. These incentives have encouraged E.U. producers to expand wheat starch and wheat gluten production capacity and to continue the development of even greater capacities. During the fiscal year ending 1998, an estimated 150 million pounds of additional E.U. capacity were either completed or nearing completion and an estimated additional 20 million pounds of E.U. capacity have been announced to come on line during the next two years. Until the imposition of quotas by the President of the United States effective June 1, 1998, it was expected that a majority of the excess wheat gluten production from these plants would be targeted for shipment to the U.S.

         The Wheat Gluten Council, which is principally supported by the Company and another domestic wheat gluten producer, has engaged in a number of initiatives to combat this surge in Subsidized E.U. wheat gluten. Initially the Wheat Gluten Council attempted to establish equal opportunity or a "level playing field" in the U.S. market through negotiations under a Grains Agreement between the E.U. and the United States. A lack of meaningful discussions was followed by an action under Section 301 of the Trade Act of 1974. Following a further round of unsatisfactory discussions in connection with that action, the Wheat Gluten Council initiated a second proceeding on September 19, 1997, with the International Trade Commission of the United States (the "IT") under section 201 of the Trade Act of 1974 (the "Section 201 Proceeding").

         The Section 201 Proceeding met with success during the second half of fiscal 1998. On March 18, 1998, the ITC submitted to the President a unanimous affirmative determination that "imports of wheat gluten are being imported into the United States in such increased quantities as to be a substantial cause of serious injury to the domestic industry." The ITC also recommended to the President that a quota be placed on imports of foreign wheat gluten. As a result of that finding and recommendation and pursuant to Section 203 of the Trade Act of 1974, the President issued Proclamation 7103, on May 30, 1998. The Proclamation imposes annual quantitative limitations for three years on imports of wheat gluten from the E. U. and other Foreign Exporters at an amount equal to the total average imports of wheat gluten shipped into the United States by the Foreign Exporters during the three crop years ended June 30, 1995. The aggregate quota for the first year is 126.8 million pounds. Annual increases in that quota of six percent prevail in the second year and in the third year. The quotas for "goods entered, or withdrawn from warehouse for consumption, on or after June 1, 1998" in millions of pounds are:

     "If  entered  during the period from June 1, 1998,  through  May 31,  1999, inclusive....:"

      Australia...................................... 62.4 million pounds
      European Community............................. 54.0 million pounds
      Other Countries................................ 10.4 million pounds

     "If  entered  during the period from June 1, 1999,  through  May 31,  2000, inclusive....:"

      Australia...................................... 66.1 million pounds
      European Community............................. 57.3 million pounds
      Other Countries................................ 11.0 million pounds

     "If  entered  during the period from June 1, 2000,  through  May 31,  2001, inclusive....:"

      Australia...................................... 70.1 million pounds
      European Community............................. 60.7 million pounds
      Other Countries................................ 11.7 million pounds

                                        7

         Based on information reported from the U.S. Customs Service, during the first 123 days of the quota between June 1, 1998, and September 21, 1998, the E.U. had imported approximately 35.84 million pounds of wheat gluten or approximately 66.33% of the quota for the crop year ending May 31, 1999. If the shipments from the E.U. continue at that rate, the E.U. quota should be filled by November 16, 1998, thereby precluding further imports from the E.U. for the next 196 days of the crop year. If this occurs, the Company expects a sharp increase in demand for the Company's vital wheat gluten in the second half of fiscal 1999 and a possible reduction in demand during the first half of fiscal 2000. Based on these estimates, the Company has been increasing gluten production with the view to inventorying excess gluten during the first half of fiscal 1999 and liquidating those inventories during the second half of that year. This cycle should translate into increased gluten sales and other operating results during the second half of fiscal 1999 with the possibility of reduced gluten results during first six months of fiscal 2000.

         During the next three years and beyond the Company plans to intensify its focus on increasing the sales and production of Specialty Wheat Proteins since those niche products are expected to be able to compete more effectively with increased foreign imports following the end of the annual quotas in 2001.

         The Company's sales of vital wheat gluten during 1998 increased slightly over gluten sales in fiscal 1997 as the Company began to increase production in anticipation of a favorable outcome in the Section 201 Proceeding. Although the average price of wheat for the year declined during 1997 and 1998, the continued flood of subsidized wheat gluten from the E.U. negatively impacted the Company's gluten results for the year and even into the beginning of fiscal 1999 as E.U. producers continued to import gluten at a rate well in excess of an annualized rate for the quota.

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

         A substantial portion of the Company's premium wheat starch is also chemically altered during processing to produce certain unique modified wheat starches designed for special applications.

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

         The Company believes that it is the largest producer of premium wheat starch in the United States. Although wheat starch enjoys a relatively small portion of the total United States starch market, the market is one which has
                                        8
experienced substantial growth over the last ten years. Growth in the wheat starch market reflects a growing appreciation for the unique characteristics of wheat starch which provide it with a number of advantages over corn and other starches for certain baking and other end uses. The Company has developed a number of different modified wheat starches and continues to explore the development of additional starch products with the view to increasing sales of value added modified starches.

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

         Although Starch volumes increased during fiscal 1998, sales declined slightly due primarily to increased competition.

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

         The Company believes that in terms of fiscal 1998 net sales, it is one of the two largest bulk sellers of grain neutral spirits, vodka and gin in the United States. The Company's principal competitors in the beverage alcohol market are Grain Processing Company of Muscatine, Iowa and Archer Daniels Midland of Decatur, Illinois. During 1997 and continuing into fiscal 1998 competition in beverage markets increased significantly as producers of fuel grade alcohol converted portions of fuel grade production into food grade production. Competition is based primarily upon price and service, and in the case of gin, formulation. The Company believes that the centralized location of its Illinois and Kansas distilleries and the capacity of its dual production facilities combine to provide the Company with a customer service advantage within the industry.

     Food Grade Industrial Alcohol. Food grade alcohol which is not sold as beverage alcohol is marketed as food grade industrial alcohol. Food grade industrial alcohol is sold as an ingredient in foods (e.g., vinegar and food flavorings), personal care products (e.g., hair sprays and deodorants), cleaning solutions, biocides, insecticides, fungicides, pharmaceuticals, and a variety of other products. Although grain alcohol is chemically the same as petroleum-based or synthetic alcohol, certain customers prefer a natural grain-based alcohol. Food grade industrial alcohol is sold in tank truck or rail car quantities direct to a number of industrial processors, such as 7-Up Company
                                        9
and Reckitt & Colman, a producer of Lysol brand products, and Avon Products, Inc., from both the Atchison and Pekin plants.

         The Company is a minor competitor in the total United States market for food grade industrial alcohol, which is dominated by petroleum-based or synthetic alcohol. Food grade industrial alcohol prices are normally consistent with prices for synthetic industrial alcohol.

         Food grade industrial and beverage alcohol sales declined by approximately $17.7 million during 1998 due primarily to decreased demand and increased food grade production capacity throughout the industry. Although the effects of declining sales were partially offset by significantly reduced grain prices, food grade results for 1998 contributed to the Company's 1998 loss. The increased industry-wide capacity for food grade alcohol is due to a large scale conversion of fuel grade distillation equipment into food grade production because of an abundance of fuel grade capacity that was constructed in the early 1990s in anticipation of the implementation of Clean Air Act regulations mandating ethanol use that were were subsequently reversed by court order.

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

         The cost of producing ethanol has historically exceeded the cost of producing gasoline and gasoline additives, such as MTBE, all of which are derived from fossil non-renewable fuels such as petroleum. Accordingly, to encourage the production of ethanol for use in gasoline, the Federal government and various states have enacted tax and other incentives designed to make ethanol competitive with gasoline and gasoline additives. Under the internal revenue code, and until the end of 2007, gasoline that has been blended in qualifying proportions with ethanol provide sellers of the blend with certain income tax credits and excise tax reductions that amount to up to $0.54 per gallon of ethanol that is mixed with the gasoline (the "Federal Tax Credit"). A mix of at least 10% ethanol by volume is required to receive the maximum credit. Although the Federal Tax Credit is not directly available to the Company, it allows the Company to sell its ethanol at prices competitive with less expensive additives and gasoline. From time to time legislation is proposed to eliminate, reduce or extend the tax benefits enjoyed by the ethanol industry, and indirectly by producers of the grain that is converted into ethanol. During 1998 legislation was enacted that extended the credit through 2007, with the credit being reduced to $0.51 per gallon beginning in 2005.

         The Kansas Qualified Agricultural Ethyl Alcohol Producer Incentive Fund, which expires in 2001, provides incentives for sales of ethanol produced in Kansas to gasoline blenders. Fiscal 1998 payments to the Company out of the fund totaled $379,000 for the ethanol produced by the Company at the Atchison plant during that year. A few other states offer ethanol blending incentives, which, in the aggregate, did not materially add to the Company's ethanol revenues during fiscal 1998.

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

         Fuel grade alcohol sales increased by 46.5 % during 1998 as demand for food grade alcohol declined and the utilization of the distillery capacity at the Pekin, Illinois plant increased. At the same time fuel alcohol prices decreased significantly due to declining gasoline prices and increased industry-wide capacity. Although grain costs also declined, a more pronounced drop in fuel grade alcohol prices negatively impacted the Company's fuel grade alcohol operations.

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

         Sales of Alcohol by-products were relatively flat during 1998 due to an increase in unit production of distillers feeds that was offset by reduced selling prices which resulted from lower grain costs.

Flour and Other Mill Products

         The Company owns and operates a flour mill at the Atchison plant. The the mill's output of flour is used internally to satisfy a majority of the raw material needed for the production of vital wheat gluten and premium wheat starch.

         In addition to flour, the wheat milling process generates mill feeds or midds. Midds are sold to processors of animal feeds as a feed additive.

Transportation

         The Company's output is transported to customers by truck, rail and barge transportation equipment, most of which is provided by common carriers through arrangements made by the Company. The Company leases 380 rail cars which may be dispatched on short notice. Shipment by barge is offered to customers through barge loading facilities on the Missouri and Illinois Rivers. The barge facility on the Illinois River is adjacent to the Pekin plant and owned by the Company. The facility on the Missouri River, which is not company-owned, is approximately one mile from the Atchison plant.

Raw Materials

         The Company's principal raw material is grain, consisting of wheat which is processed into all of the Company's products and corn and milo which are processed into alcohol, animal feed and carbon dioxide. Grain is purchased directly from surrounding farms, primarily at harvest time, and throughout the year from grain elevators. Historically, the cost of grain is subject to substantial fluctuations depending upon a number of factors which affect
                                       11

commodity prices in general, including crop conditions, weather, government programs, and purchases by foreign governments. Such variations in grain prices have had and are expected to have from time to time significant adverse effects on the results of the Company's operations. This is primarily due to two factors. First, it has been difficult in recent years for the Company to compensate for increases in grain costs through adjustments in prices charged for the Company's vital wheat gluten due to the surge of Subsidized E.U. wheat gluten whose artificially low prices are not affected by such costs. Although the Company expects that the three-year quota on imports of wheat gluten will significantly alleviate this condition, no assurance can be given that the effect will be uniform throughout each crop year covered by the quota or that the market will otherwise adjust. Second, fuel grade alcohol prices, which historically have tracked the cost of gasoline, do not usually adjust to rising grain costs.

         Beginning in the first quarter of fiscal 1997, grain prices began to return to more normal levels from the record high levels that prevailed during the privious fiscal year. By the end of fiscal 1997, the average market price of corn and milo had gone from $6.52 per bushel at the beginning of the year to $3.40 during June, 1997, while the average market price of wheat declined from $5.51 per bushel at the beginning of fiscal 1997 to $3.90 at the end of that year. During fiscal 1998 market prices for grain continued to decline to $3.17 per average bushel for corn and milo and to $3.06 for a bushel of wheat, as of June 30, 1998. Although a return to more normal grain prices continued to enabled positive cash flows in 1998, the fiscal 1998 surge in low priced Subsidized E.U. gluten, excess alcohol capacities and low gasoline prices continued to restrict the ability of the company to adjust the price of its gluten and fuel grade alcohol to compensate for grain and other production costs.

         Historically the Company has not engaged in the purchase of commodity futures to hedge economic risks associated with fluctuating grain and grain products prices. However, due to the significantly increased volumes of grain and grain products that have resulted from the expansion of the Company's production facilities and the fact that the markets for an increasing portion of the Company's products are not adjusting to fluctuations in grain costs, the Company began during 1995 to make limited purchases of commodity futures, including wheat, corn and gasoline futures. Since then it has expanded those hedging activities through the purchase of commodity contracts. During fiscal 1998, the Company hedged approximately 23% of corn processed compared to 61% in 1997 and 37% of wheat processed compared to 16% in 1997. The contracts are accounted for as hedges and, accordingly, gains and losses are deferred and recognized in cost of sales as part of contract costs when contract positions are settled and related products are sold. For fiscal 1998, raw material costs included a net income of $243,000 on contracts settled during the year compared to a net loss of $1,877,000 for fiscal 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" in the Annual Report.

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

         During 1997 the Company's results were negatively impacted by a significant but temporary increase in natural gas prices due to periods of extreme cold weather throughout much of the U.S. Natural gas prices have since returned to more normal levels.
                                       12

Employees

         As of June 30, 1998, the Company had 421 employees, 285 of whom are covered by two collective bargaining agreements with one labor union. One agreement, that expires on August 31, 1999, covers 183 employees at the Atchison Plant. The other agreement, that expires in November, 2000, covers 94 employees at the Pekin plant. As of June 30, 1997, the Company had 411 employees.

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

         Except as otherwise reflected under Item 1, the facilities mentioned above are generally in good operating condition, are currently in normal operation, are generally suitable and adequate for the business activity conducted therein, and have productive capacities sufficient to maintain prior levels of production. Except as otherwise reflected under Item 1, all of the plants, warehouses and office facilities are owned. Although none are subject to any major encumbrance, the Company has entered into loan agreements which contain covenants against the pledging of such facilities to others. The Company also owns transportation equipment and a gas pipeline described under Transportation and Energy.
                                       13

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

         The Company has filed an Answer before the Board admitting that compliance tests have shown particulate emissions in excess of the limits set forth in the construction permits, but denying the remainder of the State's claims. Since the time operational problems were discovered with the dryers' pollution control equipment, the Company has been conferring and negotiating with the Agency on the issues involved in the Complaint. The Company has submitted an application to the Agency for construction of new pollution control equipment for the dryers, at an estimated cost of approximately $1.0 million. It is anticipated that the new equipment will bring emissions into compliance with all applicable limitations.

         Proceedings under the Complaint are being held in abeyance by agreement of the parties pending completion of a review by the State of the Company's application and completion of the Company's compliance activities. Once compliance has been achieved, the Company anticipates negotiating a settlement of the remainder of the State's claims. Based on the circumstances and a preliminary review of decisions by the Board in air pollution matters, the Company does not believe that any such settlement will be material to the business or financial condition of the Company.

         There are no other legal proceedings pending as of June 30, 1998 which the Company believes to be material. Legal proceedings which are pending, including the proceeding with the Illinois Environmental Protection Agency described above, are believed by the Company to consist of matters normally incident to the business conducted by the Company and taken together do not appear material.

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

         The following table below reflects the the high and low closing prices of the Common Stock for each quarter of fiscal 1998 and 1997. Cash dividends have not been paid since the end of 1995.
                                                              Sales Price
                                                            High        Low
     1998:
         Fourth Quarter...............................    $ 15.00    $ 12.00
         Third Quarter................................      15.75      12.00
         Second Quarter...............................      14.63      11.88
         First Quarter................................      15.13      12.50

     1997:
         Fourth Quarter...............................    $ 13.25    $ 10.50
         Third Quarter...............................       16.75      11.13
         Second Quarter..............................       19.50      13.63
         First Quarter................................      14.38      12.00


         At June 30, 1998 there were approximately 1,000 holders of record of the Company's Common Stock. It is believed that the Common Stock is held by more than 2,000 beneficial owners.


Item 6.  Selected Financial Data.

         Incorporated by reference to the information under Selected Financial Information on page 17 of the Annual Report, a copy of which page is included in
Exhibit 10(c) to this Report.


     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Incorporated by reference to the information under Managements Discussion and Analysis of Financial Condition and Results of Operations on pages18 through 24 of the Annual Report, copies of which pages are included in
Exhibit 10(c) to this Report.


Item 8.  Financial Statements and Supplementary Data.

         Incorporated by reference to the consolidated financial statements and related notes on pages 25 through 36 of the Annual Report, copies of which pages are included in Exhibit 10(c) to this Report.


     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         The directors and executive officers of the Company are as follows:

Name                         Age Position

Cloud L. Cray, Jr.           75  Chairman of the Board and Director

Laidacker M. Seaberg         52  President, Chief Executive Officer and Director

Sukh Bassi, Ph.D.            57  Vice President - Vital Wheat Gluten Marketing,
                                   Research and Development and Corporate
                                   Technical Director

Robert G. Booe               61  Vice President - Administration, Controller,
                                   Treasurer and Chief Financial Officer

Gerald Lasater               60  Vice President - Wheat Starch Marketing

Raymond L. Miller            64  Vice President - Purchasing and Energy and
                                   President of Midwest Grain Pipeline, Inc.

Marta L. Myers               38  Secretary

Randy M. Schrick             48  Vice President - Operations and Director

Robert L. Swaw               68  Vice President - Alcohol Marketing

Michael Braude               62  Director

F.D. "Fran" Jabara           73  Director

Tom MacLeod, Jr.             50  Director

Robert J. Reintjes           66  Director

Daryl R. Schaller, Ph.D.     54  Director

Eleanor B. Schwartz, D.B.A.  61  Director

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

     Ms. Myers joined the Company in 1996. She has served as Secretary since October 1996. Previously she was executive secretary for Superintendent of Schools for Unified School District 409, Atchison, Kansas.

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

     Mr. Braude has been a Director since 1991 and is a member of the Audit and Nominating Committees. He has been the President and Chief Executive Officer of the Kansas City Board of Trade, a commodity futures exchange, since 1984. Previously he was Executive Vice President of American Bank & Trust Company of Kansas City. Mr. Braude is a director of and NPC International, Inc., an operator of numerous Pizza Hut and other quick service restaurants throughout the United States, Country Club Bank, Kansas City, Missouri and National Futures Association, a member and immediate Past Chairman of the National Grain Trade Council and a trustee of the University of Missouri-Kansas City and of Midwest Research Institute.

     Mr. Jabara has been a director since October 6, 1995, and is Chairman of the Audit Committee and a member of the Nominating Committee. He is President of Jabara Ventures Group, a venture capital firm. From September 1949 to August 1989 he was a distinguished professor of business at Wichita State University, Wichita, Kansas. He is also a director of Commerce Bank, Wichita, Kansas and NPC International, Inc., an operator of numerous Pizza Hut and other quick service restaurants throughout the United States.

     Mr. MacLeod, Jr. has been a Director since 1986 and is a member of the Audit and Human Resources Committees. He has been the President and Chief Operating Officer of Iams Company, a manufacturer of premium pet foods, since 1989. Previously, he was President and Chief Executive Officer of Kitchens of Sara Lee, a division of Sara Lee Corporation, a food products company.

     Mr. Reintjes has been a director since 1986, and is Chairman of the Nominating Committee and a member of the Audit Committee. He has served as President of Geo. P. Reintjes Co., Inc., of Kansas City, Missouri, for the past 23 years. The Geo. P. Reintjes Co., Inc. is engaged in the business of refractory construction. He is a director of Butler Manufacturing Company, a manufacturer of pre-engineered buildings, and Commerce Bank of Kansas City.

     Dr. Schaller has been a director since October, 1997, and is Chairman of the Human Resources Committee and a member of the Audit Committee. He retired from Kellogg Co. in 1996 after 25 years of service. He served Kellogg
                                       17
as its Senior Vice President -- Scientific Affairs from 1994, and previously was Senior Vice President -- Research, Quality and Nutrition for Kellogg. He is also a director of Iams Company, a producer of pet foods, and of Cancer Research Foundation of America.

         Dr. Schwartz has been a director since June 3, 1993. She is a member of the Audit and Human Resources Committees. She has been the Chancellor of the University of Missouri-Kansas City since May 1992, and was previously the Vice Chancellor for Academic Affairs. She is a Trustee of Midwest Research Institute and a director of each of the funds in The United Group of Mutual Funds, Target/The United Funds, Inc. and Waddell & Reed Funds, Inc.

         The Board of Directors is divided into two groups (Groups A and B) and three classes. Group A directors are elected by the holders of Common Stock and Group B directors are elected by the holders of Preferred Stock. One class of directors is elected at each annual meeting of stockholders for three-year terms. The present directors' terms of office expire as follows:

                     Term
Group A Directors    Expires      Group B Directors          Term Expires

Mr. Jabara           2000         Mr. Cray, Jr.                  1998
Mr. MacLeod          1998         Mr. Reintjes                   1998
Dr. Schaller         2000         Mr. Braude                     2000
Dr. Schwartz         1999         Mr. Schrick                    1999
                                  Mr. Seaberg                    1999

Item 11.   Executive Compensation.

     Incorporated by reference to the information under "Executive Compensation" on pages 17 through 22 of the Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

     Incorporated by reference to the information under "Principal Stockholders" beginning on page 22 through 24 of the Proxy Statement.

Item 13.   Certain Relationships and Related Transactions.

           None.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

           The following documents are filed as part of this report:

             (a) Financial Statements:

                 Auditors' Report on Financial Statements.
                 Consolidated Balance Sheets at June 30, 1998 and 1997. Consolidated Statements of Income - for the Three Years Ended
                    June 30, 1998, 1997 and 1996.
                 Consolidated Statements of Stockholders' Equity for the Three
                    Years Ended June 30, 1998, 1997 and 1996.
                 Consolidated Statements of Cash Flow - for the Three Years Ended June 30, 1998, 1997 and 1996. Notes to Consolidated Financial Statements.

                 The foregoing have been incorporated by reference to the Annual Report as indicated under Item 8.

             (b) Financial Statement Schedules:

                 Auditors' Report on Financial Statement Schedules:
                 VIII  -  Valuation and Qualifying Accounts

                 Allother  schedules are omitted because they are not applicable
                    or  the   information  is  contained  in  the   Consolidated
                    Financial Statements or notes thereto.

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


                     4(c) Copy of Fourth Amended Line of Credit Loan Agreement providing for the Issuance of a Line of Credit Note in the amount of $27,000,000.

                     4(d) Copy of Line of Credit Note Under Fourth Amended Line of Credit Loan Agreement.

                     9(a) Copy of Cray Family Trust (Incorporated by reference to Exhibit 1 of Amendment No. 1 to
                              Schedule 13D of Cloud L. Cray, Jr. dated
                              November 17, 1995).

                  Exhibit No.                  Description

                     10(a)    Summary   of   informal    cash   bonus   plan
                              (incorporated  by  reference  to  the  summary
                              contained in the Company's Proxy Statement dated September 17, 1998, which is incorporated by reference into Part III of this Form 10-K).

                     10(b) Executive Stock Bonus Plan as amended June 15, 1992 (incorporated by reference to Exhibit 10(b) to the Company's Form 10-K for the year ended June 30, 1992).

                     10(c) Information contained in the Midwest Grain Products, Inc. 1998 Annual Report to Stockholders that is incorporated herein by reference.

                     10(d)    Copy of Midwest  Grain  Products,  Inc.  Stock
                              Incentive Plan of 1996, as amended as of August 26, 1996 (incorporated by reference to
                              Exhibit 10(d) to the Company's Form 10-K for the year ended June 30, 1996).

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

                     10(g) Copy of Midwest Grain Products, Inc. 1998 Stock Incentive Plan for Salaried Employees (incorporated by reference to Appendix A to the Company's Notice of Annual Meeting and Proxy Statement dated September 17, 1998, filed with theSecurities and Exchange Commission on September 15, 1998).

                     10(h) Form of Stock Option with respect to stock options granted under the Midwest Grain Products, Inc. 1998 Stock Incentive Plan for Salaried Employees (incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the year ended June 30, 1996).

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

                       23     Consent of Baird, Kurtz & Dobson

                       25 Powers of Attorney executed by all officers and directors of the Company who have signed this report on Form 10-K (incorporated by reference to the signature pages of this report).

                       27 Midwest Grain Products Financial Data Schedule as at June 30, 1998 and for the year then ended.

         No reports on Form 8-K have been filed during the quarter ended June 30, 1998.

                                  SIGNATURES
         Pursuant to requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Atchison, State of Kansas, on this 23rd day of September, 1998.

                                         MIDWEST GRAIN PRODUCTS, INC.

                                        By  s/Laidacker M. Seaberg
                                         Laidacker M. Seaberg, President

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

            Name                     Title                          Date
/s/ Laidacker M. Seaberg   President (Principal
    Laidacker M. Seaberg   Executive Officer) and Director    September 23, 1998
/s/ Robert G. Booe         Vice President, Treasurer
    Robert G. Booe         and Controller (Principal
                           Financial and Accounting Officer)  September 23, 1998
/s/ Michael Braude
    Michael Braude         Director                           September 23, 1998
/s/ Cloud L. Cray, Jr.     Director
    Cloud L. Cray, Jr.                                        September 23, 1998
/s/ F. D. Jabara           Director
    F. D. "Fran" Jabara                                       September 23, 1998
/s/ Tom MacLeod            Director
    Tom MacLeod, Jr.                                         September 23 , 1998
/s/ Robert J. Reintjes     Director
    Robert J. Reintjes                                        September 23, 1998
/s/ Randy M. Schrick       Director                           September 23, 1998
    Randy M. Schrick
/s/ Daryl R. Schaller      Director
    Daryl  R. Schaller                                        September 23, 1998
/s/ Eleanor B. Schwartz    Director                           September 23, 1998
    Eleanor B. Schwartz

                          MIDWEST GRAIN PRODUCTS, INC.

                   Consolidated Financial Statement Schedules
                                   (Form 10-K)

                          June 30, 1998, 1997 and 1996

                         (With Auditors' Report Thereon)

[LOGO]

Baird, Kurtz & Dobson
Certified Public Accountants
City Center Square, Suite 2700, 1100 Main,                          816 221-6300
Kansas City, Missouri 64105                                     FAX 816 221-6380
http://www.bkd.com
Member of Moores Rowland International

                        REPORT OF INDEPENDENT ACCOUNTANTS

                         ON FINANCIAL STATEMENT SCHEDULE



Board of Directors and Stockholders
Midwest Grain Products, Inc.
Atchison, Kansas


     In connection with our audit of the consolidated financial statements of MIDWEST GRAIN PRODUCTS, INC. for each of the three years in the period ended June 30, 1998, we have also audited the following financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits of the basic financial statements. The schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the consolidated financial statements.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                               S/BAIRD, KURTZ & DOBSON


Kansas City, Missouri
August 4, 1998                  [LOGO]

                          MIDWEST GRAIN PRODUCTS, INC.

                     VIII. VALUATION AND QUALIFYING ACCOUNTS

                                    Additions

                 Balance,   Charged to  Charged                 Balance,
                 Beginning  Costs and   to Other   Deductions   End of
                 of Period  Expenses    Accounts   Write-Offs   Period
                                    (In Thousands)

Year Ended
 June 30, 1998
  Allowance for
   doubtful
   accounts        $285      $ 53                     $53      $285
                   ====      ====                     ===      ====

Year Ended
 June 30, 1997
  Allowance for
   doubtful
   accounts        $285      $ 49                     $49      $285
                    ===      ====                     ===      ====

Year Ended
 June 30, 1996
  Allowance for
   doubtful
   accounts        $ 85      $214                    $ 14      $285
                   ====      ====                    ====       ===

                                  EXHIBIT INDEX

    Exhibit
      No.                          Description

     3(a) Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) of the Company's Registration Statement No. 33-24398 on Form S- 1).

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

     4(c) Copy of Fourth Amended Line of Credit Loan Agreement providing for the
          Issuance of a Line of Credit Note in the amount of $27,000,000.

     4(d) Copy of Line of Credit Note Under  Fourth  Amended Line of Credit Loan
          Agreement.

     9(a) Copy of Cray Family Trust  (Incorporated  by reference to Exhibit 1 of
          Amendment No. 1 to Schedule 13D of Cloud L. Cray, Jr. dated November 17, 1995).

     10(a)Summary of informal cash bonus plan (incorporated by reference to the summary contained in the Company's Proxy Statement dated September 17, 1998, is incorporated by reference into Part III of this Form 10-K).

     10(b)Executive Stock Bonus Plan as amended June 15, 1992 (incorporated by reference to Exhibit 10(b) to the Company's Form 10-K for the year ended June 30, 1992).

     10(c)Information contained in the Midwest Grain Products, Inc. 1998 Annual
          Report to Stockholders that is incorporated herein by reference.

     10(d)Copy of Midwest Grain Products, Inc. Stock Incentive Plan of 1996, as amended as of August 26, 1996 (incorporated by reference to Exhibit 10(d) to the Company's Form 10-K for the year ended June 30, 1996).

     10(e) Form of Stock Option with respect to stock options granted under the Midwest Grain Products, Inc. Stock Incentive Plan of 1996 (incorporated by reference to Exhibit 10(e) to the Company's
          Form 10-K for the year ended June 30, 1996).

     10(f)Copy of Midwest  Grain  Products,  Inc.  1996 Stock  Option  Plan for
          Outside Directors, as amended as of August 26, 1996 (incorporated by reference to Exhibit 10(f) to the Company's Form 10-K for the year ended June 30, 1996).

     10(g)Copy of Midwest Grain  Products,  Inc. 1998 Stock  Incentive Plan for
          Salaried Employees (incorporated by reference to Appendix A to the Company's Notice of Annual Meeting and Proxy Statement dated September 17, 1998, filed with the Securities and Exchange Commission on September 15, 1998).

     10(h)Form of Stock Option with respect to stock options granted under the Midwest Grain Products, Inc. 1998 Stock Incentive Plan for Salaried Employees (incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the year ended June 30, 1996).

    Exhibit
      No.                          Description
    -------                        -----------
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

     23   Consent of Baird, Kurtz & Dobson

     25 Powers of Attorney executed by all officers and directors of the Company who have signed this report on Form 10-K (incorporated by reference to the signature pages of this report).

     27 Midwest Grain Products Financial Data Schedule as at June 30, 1998 and for the year then ended.