Form 10-Q
period 1998-09-30
MIDWEST GRAIN PRODUCTS INC
filed 1998-11-13
CIK 835011

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For Quarter Ended September 30, 1998 - Commission File No. 0-17196



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


                           Common stock, no par value
                          9,700,172 shares outstanding
                             as of November 1, 1998

                                      INDEX

PART I.  FINANCIAL INFORMATION                                            Page
        Item 1.    Financial Statements

            Independent Accountants' Review Report..................        2

            Condensed Consolidated Balance Sheets as of
              September 30, 1998 and June 30, 1998..................        3

            Condensed Consolidated Statements of Income for
              the Three Months Ended September 30, 1998 and 1997....        5

            Condensed Consolidated Statements of Cash Flows for
              the Three Months Ended September 30, 1998 and 1997....        6

            Notes to Condensed Consolidated Financial Statements....        7

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.............        8


PART II.  OTHER INFORMATION

         Item 4.    Submission of Matters to a Vote of Security Holders.   12


         Item 6.    Exhibits and Reports on Form 8-K.................      12

[LOGO] Baird, Kurtz & Dobson  City Center Square
Certified Public Accountants  1100 Main Street, Suite 2700    http://www.bkd.com
                              Kansas City, Missouri 64105-2112  Member of
                              816-221-6300 Fax: 816-221-6380    Moores Rowland
                                                                International
--------------------------------------------------------------------------------

                     Independent Accountants' Review Report

Board of Directors and Stockholders
Midwest Grain Products, Inc.
Atchison, Kansas   66002

       We have reviewed the accompanying condensed consolidated balance sheet of MIDWEST GRAIN PRODUCTS, INC. and subsidiaries as of September 30, 1998, and the related condensed consolidated statements of income for the three month periods ended September 30, 1998 and 1997, and the related condensed consolidated statements of cash flows for the three-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

       We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

       Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

       We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and, in our report dated August 4, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


                             s/Baird, Kurtz & Dobson
                              BAIRD, KURTZ & DOBSON
Kansas City, Missouri
October 28, 1998

                                                                 [BKD Logo}

                          MIDWEST GRAIN PRODUCTS, INC.


                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)


                                     ASSETS



                                               September 30,      June 30,
                                                    1998            1998
                                               ------------       --------
                                                (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents              $        304     $      4,723
     Receivables                                  24,504           26,369
     Inventories                                  26,097           20,430
     Prepaid expenses                              1,341              753
     Deferred income taxes                         2,343            2,343
     Income taxes receivable                         898            1,334
                                            ------------     ------------
                 Total Current Assets             55,487           55,952
                                            ------------     ------------


PROPERTY AND EQUIPMENT, At cost                  219,966          218,590
     Less accumulated depreciation               116,359          112,976
                                            ------------     ------------
                                                 103,607          105,614
                                            ------------     ------------

OTHER ASSETS                                         411              412
                                            ------------     ------------

                                            $    159,505     $    161,978
                                            ============     ============




See Accompanying Notes to Condensed Consolidated
    Financial Statements and Independent Accountants'
    Review Report
                                      - 3 -

                          MIDWEST GRAIN PRODUCTS, INC.

                                 (In Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 September 30,        June 30,
                                                      1998              1998
                                                 -------------        --------
                                                  (Unaudited)
CURRENT LIABILITIES
     Note payable--bank                        $      1,000      $      1,000
     Current maturities of long-term debt             2,296             2,360
     Accounts payable                                 7,511             9,072
     Accrued expenses                                 2,461             3,695
                                               ------------      ------------
                 Total Current Liabilities           13,268            16,127
                                               ------------      ------------

LONG-TERM DEBT                                       25,312            25,536
                                               ------------      ------------

POST-RETIREMENT BENEFITS                              6,464             6,520
                                               ------------      ------------

DEFERRED INCOME TAXES                                 7,470             7,470
                                               ------------      ------------

STOCKHOLDERS' EQUITY
     Capital stock
        Preferred, 5% noncumulative,
           $10 par value; authorized
           1,000 shares; issued and
           outstanding 437 shares                         4                 4
        Common, no par; authorized
           20,000,000 shares; issued
           9,765,172 shares                           6,715             6,715
     Additional paid-in capital                       2,485             2,485
     Retained earnings                               98,579            97,913
                                               ------------      ------------
                                                    107,783           107,117
     Treasury stock, at cost
        Common; 1997 - 65,000 shares                   (792)             (792)
                                              -------------     -------------
                                                    106,991           106,325
                                               ------------      ------------

Total liabilities and stockholders' equity     $    159,505      $    161,978
                                               ============      ============

See Accompanying Notes to Condensed Consolidated
    Financial Statements and Independent Accountants'
    Review Report

                          MIDWEST GRAIN PRODUCTS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                   (Unaudited)


                                                      1998           1997
                                                  ------------    ------------
                                                     (in thousands, except
                                                       per share amounts)


NET SALES                                        $   51,938      $   57,623

COST OF SALES                                        47,509          55,012
                                                 ----------      ----------

GROSS PROFIT                                          4,429           2,611

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          2,906           2,644
                                                 ----------      ----------
                                                      1,523             (33)

OTHER OPERATING INCOME                                   41              14
                                                 ----------      ----------

INCOME (LOSS) FROM OPERATIONS                         1,564             (19)

OTHER INCOME (LOSS) NET
     Interest                                          (525)           (455)
     Other                                               62              78
                                                 ----------      ----------

INCOME (LOSS) BEFORE INCOME TAXES                     1,101            (396)

PROVISION (CREDIT) FOR INCOME TAXES                     435            (161)
                                                 ----------      -----------

NET INCOME (LOSS)                                $      666      $     (235)
                                                 ==========      ===========

EARNINGS (LOSS) PER COMMON SHARE                  $    0.07          $(0.02)
                                                  =========      ===========



See Accompanying Notes to Condensed Consolidated Financial
    Statements and Independent Accountants= Review Report

                          MIDWEST GRAIN PRODUCTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                   (Unaudited)

                                                       1998            1997
                                                   ------------    -------------
                                                          (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                             $      666      $     (235)
     Items not requiring (providing) cash:
        Depreciation                                    3,398           3,460
        Gain on sale of equipment                          (3)
     Changes in:
        Accounts receivable                             1,865            (209)
        Inventories                                    (5,667)         (1,960)
        Prepaid expenses                                 (587)           (508)
        Accounts payable                               (1,454)          1,146
        Accrued expenses                               (1,290)         (1,197)
        Income taxes receivable                           436            (911)
                                                   ----------      -----------
         Net cash used in operating activities         (2,636)           (414)
                                                   ----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment               (1,499)         (1,179)
     Proceeds from sale of equipment                        5
                                                   ----------     -----------
        Net cash used in investing activities          (1,494)         (1,179)
                                                  -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net advances (payments) on notes payable           2,000          (4,000)
     Net payments of long-term debt                    (2,289)
                                                  -----------     ------------
        Net cash used in financing activities            (289)         (4,000)
                                                  -----------     -----------

DECREASE IN CASH AND CASH EQUIVALENTS                  (4,419)         (5,593)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          4,723           6,005
                                                   ----------      ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD           $      304      $      412
                                                   ==========      ==========

See Accompanying Notes to Condensed Consolidated Financial
    Statements and Independent Accountants= Review Report

                          MIDWEST GRAIN PRODUCTS, INC.

               NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED SEPTEMBER 30, 1998

                                   (Unaudited)



NOTE:  GENERAL

     In  the  opinion  of  management,   the  accompanying  unaudited  condensed
consolidated financial statements contain all adjustments necessary to present fairly the Company's condensed consolidated financial position as of September 30, 1998, and the condensed consolidated results of its operations and its cash flows for the periods ended September 30, 1998 and 1997, and are of a normal recurring nature.







See Independent Accountants= Review Report

                          MIDWEST GRAIN PRODUCTS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 1998
RESULT OF OPERATIONS
General
The Company's net income of $666,000 in the first quarter of fiscal 1999 represented a sizeable improvement over the net loss of $235,000 that was experienced in the first quarter of fiscal 1998. The upturn resulted primarily from lower raw material costs for wheat, corn and milo, and increased productivity in the Company's wheat gluten processing operations. Reduced grain prices were due to excellent growing conditions and abundant harvests during the spring, summer and early fall. Gluten production levels were raised partially in response to heightened market interest, but mainly in preparation to effectively satisfy future customer requirements resulting from an expected reduction in imports of subsidized and artificially priced wheat gluten from the European Union (E.U.).

On June 1, the White House implemented a three-year quota on imports of foreign wheat gluten following a unanimous recommendation from the United States International Trade Commission (ITC). The White House additionally announced that international negotiations would be pursued to address the underlying cause of the increase in imports of wheat gluten, particularly from the E.U., or to otherwise alleviate injury to the domestic industry.

During the first year of implementation, the quota will restrict wheat gluten imports to 126 million pounds, a reduction of approximately 30% compared to the amount of gluten imported by the U.S. during the Company's 1998 fiscal year. In each of the two following years, imports will be allowed to increase by 6%. Within the quota, separate quotas for the E.U., Australia and all other non-excluded countries were assessed. Countries excluded from the quota are Canada, Mexico, Israel and the beneficiary countries of the Caribbean Basin Economic Recovery Act or the Andean Trade Preferences Act.

According to recent government data, by early November 1998, the E.U.'s quota of 54 million pounds for the first 12-month quota period was already filled. The first year quota period ends May 31, 1998. As a result, the Company expects a more fair and stable competitive environment to exist in the U.S. wheat gluten market for much of the remainder of the current fiscal year.

The quota on imported gluten is consistent with the type of remedy requested by the Company and the Wheat Gluten Industry Council (WGIC) of the U.S. That request was made in a petition that was filed by the WGIC on September 19, 1997 under Section 201 of the Trade Act of 1974. The petition was filed on the grounds that the U.S. wheat gluten industry has been seriously injured by the surge in low priced wheat gluten imports from the E.U. Profits from their highly subsidized and protected wheat starch business have allowed E.U. producers to unload huge surpluses of wheat gluten, a co-product, in the U.S. market at prices below U.S. production costs. In recent years, this has forced domestic producers to drastically under-utilize production capacities and relinquish sizeable percentages of market share.

The Company expects the import quota to help establish a more level playing field in the U.S. wheat gluten market by offsetting lopsided trade advantages provided by the E.U. to E.U. producers. As a result, the Company increased gluten production levels to effectively supply future customer needs. In addition, the Company has intensified efforts to develop and market specialty wheat gluten products in niches that will be less affected by foreign
competition.                          -8-

                          MIDWEST GRAIN PRODUCTS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                      THREE MONTHS ENDED SEPTEMBER 30, 1998

The Company's production of food grade alcohol for beverage and industrial applications declined in the first quarter of fiscal 1999, compared to the prior year, due to a decline in demand. The production of fuel grade alcohol was essentially even with the amount produced in the first quarter of fiscal 1998. Prices for beverage and fuel grade alcohol decreased, compared to the prior year's first quarter levels. The decrease in beverage alcohol prices was partially due to the effects of lower costs for corn and milo, the principal raw materials used in the Company's alcohol production process. Increased supplies of alcohol throughout the industry also contributed to this decline. The fall in fuel alcohol prices was caused principally by a decline in gasoline prices. Although total alcohol production decreased, unit sales of distillers feed, the principal by-product of the distillation, rose compared to a year ago. This increase; however, was offset by a fall in selling prices.

While production of the Company's premium wheat starch noticeably increased above the fiscal 1998 fourth quarter level, it was down compared to last year's first quarter amount. The average selling price, however, remained approximately the same.

With consistently lower grain costs, improved conditions in the wheat gluten market, a realization of stable energy costs and improved production efficiencies, the Company expects to strengthen its competitive abilities and improve profitability going forward.

Sales

Net sales in the first quarter of fiscal 1999 were down approximately $5.7 million compared to net sales in the first quarter of fiscal 1998. The decrease resulted mainly from lower selling prices for beverage and fuel grade alcohol and reduced alcohol and starch volumes. The drop in selling prices for fuel grade alcohol tracked a decline in gasoline prices. Sales of food grade alcohol for beverage and industrial applications during the quarter were down compared to sales during the first quarter the prior year, due largely to a decrease in unit sales. The price decrease for beverage alcohol reflected both a decline in demand and a reduction in raw material prices for corn and milo. Sales of distillers feed, a by-product of the alcohol production process, were also down compared with sales a year ago as lower selling prices somewhat offset an increase in units sold.

Wheat gluten sales were higher than sales during the first quarter of fiscal 1998 as the Company increased production in preparation for satisfying market requirements resulting from the expected realization of a fair competitive environment. An increase in wheat gluten selling prices compared to the prior year's first quarter contributed to the sales improvement.

Sales of wheat starch decreased as the result of lower unit sales, while selling prices for this product remained essentially unchanged compared to the first quarter of fiscal 1998.

                          MIDWEST GRAIN PRODUCTS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                      THREE MONTHS ENDED SEPTEMBER 30, 1998
Cost of Sales

The cost of sales in the first quarter of fiscal 1999 decreased by approximately $7.5 million compared to cost of sales in the first quarter of fiscal 1998. This occurred principally as the result of lower raw material costs for grain. Reduced energy costs, lower maintenance and repair costs, and decreased insurance costs were other major items which contributed to the reduction in total cost of sales.

In connection with the purchase of raw materials, principally corn and wheat, for anticipated operating requirements, the Company enters into commodity contracts to reduce the risk of future grain price increases. The contracts are accounted for as hedges and, accordingly, gains and losses are deferred and recognized in cost of sales as part of contract costs when contract positions are settled and as related products are sold. For the first quarter of fiscal 1999, raw material costs included a net loss of $1,036,000 on contracts settled during the quarter compared to a net income of $605,000 for the first quarter of fiscal 1998.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the first quarter of fiscal 1999 increased by approximately $262,000 above selling, general and administrative expenses in the first quarter of fiscal 1998. The majority of this increase resulted from an additional reserve of $400,000 for bad debts and costs related to research activities to strengthen the Company's development and sales of value-added specialty products made from wheat. Those increases were partially offset by a reduction in costs of employee benefit plans, commissions and professional services.

The consolidated effective income tax rate is consistent for all periods. The general effects of inflation were minimal.

Net Income

As the result of the foregoing factors, the Company experienced net income of $666,000 in the first quarter of fiscal 1999 compared to a net loss of $235,000 in the first quarter of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

The following table is presented as a measure of the Company's liquidity and financial condition:
                                                September 30,      June 30,
                                                    1998             1998
                                                -------------     ----------
                                                       (in thousands)

Cash and cash equivalents                      $      304       $    4,723
Working capital                                    42,219           39,825
Amounts available under lines of credit            28,000           30,000
Notes payable and long-term debt                   28,608           28,896
Stockholders' equity                              106,991          106,325

                          MIDWEST GRAIN PRODUCTS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                      THREE MONTHS ENDED SEPTEMBER 30, 1998

The first quarter of fiscal 1999 saw the Company raise its production levels, building its inventories to meet customer needs for wheat gluten. The increased customer requirements are a result of the three-year import quota to create a more fair and stable competitive environment. The planned inventory buildup, together with ongoing capital improvements, has impacted short-term liquidity. The Company anticipates higher inventory and receivable levels during the second quarter as well to meet customer needs.

At September 30, 1998, the Company had $3.7 million committed to improvements and replacements of existing equipment.

Since 1996, the Company has recognized the need to ensure its operations will not be adversely impacted by Year 2000 software failures. New hardware and software has been acquired and installed for the core financial applications. All core financial modules, except order entry, have been tested successfully. The order entry module is in final modification and testing. The total costs incurred to date approximate $200,000. Conversion to the new system is expected to be completed during fiscal 1999. The Company expects no additional significant costs to achieve Year 2000 compliance for these applications. Due to the stage of completion, testing of these applications as well as the non-complexity of the systems, the Company fully anticipates being compliant far in advance of December 31, 1999.

The Company also has surveyed its plant operations to determine which electrical and other instrumentation equipment relies on date-sensitive software and hardware. For those applications which have been identified, the Company has received bids to modify the equipment. In some cases, testing of certain equipment has already been completed. The cost to convert and test the identified processes is expected to be less than $100,000. The Company anticipates having the conversions completed and tested during fiscal 1999. Should these conversions not be completed on a timely basis, the Company would be able to produce all products except specialty and modified wheat glutens and starches.

The Company is also in the process of surveying key vendors and customers regarding their abilities to achieve the Year 2000 compliance. Initial results of the surveys indicate these companies are knowledgeable of Year 2000 issues and are in the process of complying or have already complied.

The Company continues to maintain a strong working capital position and a low debt-to-equity ratio while generating strong earnings before interest, taxes and depreciation. Management believes this strong financial position and available lines of credit will allow the Company to effectively supply the increased customer needs for vital wheat gluten when foreign quotas are reached as well as its other products.

FORWARD-LOOKING INFORMATION
This report contains forward-looking statements as well as historical information. Forward-looking statements are identified by or are associated with such words as "intend," "believe," "estimate," "expect," "anticipate," "hopeful" "should," "may" and similar expressions. They reflect management's current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance. The forward-looking statements are based on many assumptions and factors including those relating to grain prices, gasoline prices, energy costs, product pricing, competitive environment and related market conditions, operating efficiencies, access to capital and actions of governments. Any changes in the assumptions or factors could produce materially different results than those predicted and could impact stock values.

                                     PART II
                                OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

            The annual meeting of stockholders of the Company was held on October 8, 1998. The following actions were taken at the meeting:

         1. Tom MacLeod, Jr. was elected to the office of Group A Director for a term expiring in 2001 with 6,715,491 common share votes for his election and 212,255 votes withheld.

         2. Cloud L. Cray, Jr. was elected to the office of Group B Director for a term expiring in 2001 with 418 preferred share votes for his election and 0 votes withheld.

         3. Robert J. Reintjes was elected to the office of Group B Director for a term expiring in 2000 with 418 preferred share votes for his election and 0 votes withheld.

         4. A proposal to approve the Midwest Grain Products, Inc. 1998 Stock Incentive Plan for Salaried Employees was approved with 5,310,244 common share votes and 397 preferred share votes for approval, 569,982 common share votes against approval and 1,047,520 common shares and 21 preferred shares abstaining.

         5. A proposal to amend the Midwest Grain Products, Inc. Stock Incentive Plan of 1996 was approved with 5,294,708 common share votes and 397 preferred share votes for approval, 562,203 common share votes against approval and 1,070,835 common shares and 21 preferred shares abstaining.

         6. A proposal to approve amendments to the Midwest Grain Products, Inc. 1996 Stock Option Plan for Outside Directors and options granted thereunder were approved with 5,573,505 common share votes and 384 preferred share votes for approval, 280,586 common share votes and 13 preferred share votes against approval and 1,073,655 common and 21 preferred shares abstaining.

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits

     10.1 Copy of amendment to Midwest Grain Products, Inc. Stock Incentive Plan of 1996.

     10.2 Copy of amendment to Midwest Grain Products, Inc. 1996 Stock Option Plan for Outside Directors.

     10.3 Copy of amendments to Options granted under Midwest Grain Products, Inc. Stock Option Plans.

     10.4 Form of Option Agreement for the grant of Options under the Midwest Grain Products, Inc. 1996 Stock Option Plan for Outside Directors, as amended.

     10.5 Form of Amended Option Agreements for the grant of Options under the Midwest Grain Products, Inc. 1998 Stock Incentive Plan for Salaried Employees.

     10.6 Form of Option Agreement for the grant of Options under the Midwest Grain Products, Inc. Stock Incentive Plan of 1996, as amended.

     15.1 Letter from independent public accountants pursuant to paragraph (d) of Rule 10-01 of Regulation S-X (incorporated by reference to Independent Accountants' Review Report at page 2 hereof).

     15.2 Letter from independent public accountants concerning the use of its Review Report in the Company's Registration Statement No. 333-51849.

     20 Letter to stockholders for the three months ended September 30, 1998.

     27 Financial data schedule.

       (b) Reports on Form 8-K
           The Company has filed no reports on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          MIDWEST GRAIN PRODUCTS, INC.
                                            s/ Laidacker M. Seaberg
                                        By _________________________________
       Date:  November 12, 1998            Ladd M. Seaberg, President
                                           and Chief Executive Officer

                                            s/Robert G. Booe
                                        By _________________________________
       Date:  November 12, 1998            Robert G. Booe, Vice President
                                           and Chief Financial Officer

                                  EXHIBIT INDEX

         Exhibit
         Number                        Description
         ------                        -----------
          10.1 Copy of amendment to Midwest Grain Products, Inc. Stock Incentive Plan of 1996.

          10.2 Copy of amendment to Midwest Grain Products, Inc. 1996 Stock Option Plan for Outside Directors.

          10.3 Copy of amendments to Options granted under Midwest Grain Products, Inc. Stock Option Plans.

          10.4 Form of Option Agreement for the grant of Options under the Midwest Grain Products, Inc. 1996 Stock Option Plan for Outside Directors, as amended.

          10.5 Form of Amended Option Agreements for the grant of Options under the Midwest Grain Products, Inc. 1998 Stock Incentive Plan for Salaried Employees.

          10.6 Form of Option Agreement for the grant of Options under the Midwest Grain Products, Inc. Stock Incentive Plan of 1996, as amended.

          15.1 Letter from independent public accountants  pursuant to paragraph
               (d) of Rule 10- 01 of Regulation S-X (incorporated by reference to Independent Accountants' Review Report at page 2 hereof).

          15.2 Letter from independent public accountants concerning the use of its Review Report in the Company's Registration Statement No. 333-51849.

          20 Letter to stockholders for the three months ended September 30, 1998.

          27   Financial data schedule.