Form 10-Q
period 1998-12-31
MIDWEST GRAIN PRODUCTS INC
filed 1999-02-12
CIK 835011

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


        For Quarter Ended December 31, 1998 - Commission File No. 0-17196


                          MIDWEST GRAIN PRODUCTS, INC.
             (Exact Name of Registrant as Specified in Its Charter)



                 KANSAS                            48-0531200
         ------------------------------      -------------------
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
                                                       X   YES        NO
                                                     ----         ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                           Common stock, no par value
                          9,573,172 shares outstanding
                             as of February 1, 1999.

                                      INDEX
                                      -----
                                                                            Page
PART I.  FINANCIAL INFORMATION                                              ----

      Item 1.   Financial Statements
                --------------------

         Independent Accountants' Review Report............................  2

         Condensed Consolidated Balance Sheets as of
         December 31, 1998 and June 30, 1998...............................  3

         Condensed Consolidated Statements of Income for
         the Three Months and Six Months Ended December 31, 1998
         and 1997..........................................................  5

         Condensed Consolidated Statements of Cash Flows for
         the Six Months Ended December 31, 1998 and 1997...................  6

         Note to Condensed Consolidated Financial Statements...............  7

        Item 2.   Management's Discussion and Analysis of Financial
                  -------------------------------------------------
                       Condition and Results of Operations.................  8
                       -----------------------------------


PART II.  OTHER INFORMATION

        Item 6.   Exhibits and Reports on Form 8-K..........................12
                  --------------------------------

Baird,
Kurtz &
Dobson

Certified  Public    City Center Square
Accountants          1100 Main Street, Suite 2700      http://www.bkd.com
                     Kansas City, MO 64105-2112        Member of Moores Rowland
                     816 221-6300 Fax 816 221-6380     International
 -----------------------------------------------------------------------------

                     Independent Accountants' Review Report
                     --------------------------------------

Board of Directors and Stockholders
Midwest Grain Products, Inc.
Atchison, Kansas  66002


      We have reviewed the condensed consolidated balance sheets of MIDWEST GRAIN PRODUCTS, INC. and subsidiaries as of December 31, 1998, and the related condensed consolidated statements of income for the three month and six month periods ended December 31, 1998 and 1997, and the related condensed consolidated statements of cash flows for the six month periods ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

      We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and, in our report dated August 4, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                                       s/Baird, Kurtz & Dobson
                                                       BAIRD, KURTZ & DOBSON



Kansas City, Missouri
January 26, 1999
                                       -2-

                          MIDWEST GRAIN PRODUCTS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)


                                     ASSETS




                                                December 31,         June 30,
                                                   1998                1998
                                                ------------         --------
                                                (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents               $    2,345           $    4,723
     Receivables                                 23,863               26,369
     Inventories                                 32,298               20,430
     Prepaid expenses                             1,153                  753
     Deferred income taxes                        2,343                2,343
     Income taxes receivable                                           1,334
                                                 ------               ------
                  Total Current Assets           62,002               55,952
                                                 ------               ------


PROPERTY AND EQUIPMENT, At Cost                 221,974              218,590
     Less accumulated depreciation              119,762              112,976
                                                -------              -------
                                                102,212              105,614
                                                -------              -------

OTHER ASSETS                                        406                  412
                                                    ---                  ---


TOTAL ASSETS                                 $  164,620           $  161,978
                                                ========             ========





See Accompanying Note to Condensed Consolidated
   Financial Statements

                          MIDWEST GRAIN PRODUCTS, INC.

                                 (In Thousands)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                            December 31,           June 30,
                                               1998                 1998
                                            ------------           --------
                                           (Unaudited)
CURRENT LIABILITIES
     Current maturities of long-term debt   $    2,273           $    2,360

     Notes payable                                                    1,000
     Accounts payable                           10,322                9,072
     Accrued expenses                            2,942                3,695
     Income taxes payable                        1,486
                                                 -----                -----
                  Total Current Liabilities     17,023               16,127
                                                ------               ------

LONG-TERM DEBT                                  26,831               25,536
                                                ------               ------

POST-RETIREMENT BENEFITS                         6,456                6,520
                                                 -----                -----

DEFERRED INCOME TAXES                            7,470                7,470
                                                 -----                -----

STOCKHOLDERS' EQUITY
  Capital stock
     Preferred, 5% noncumulative, $10 par
      value; authorized 1,000 shares; issued
      and outstanding 437 shares                     4                    4
     Common, no par; authorized
      20,000,000 shares; issued
      9,765,172 shares                           6,715                6,715
     Additional paid-in capital                  2,485                2,485
     Retained earnings                         100,009               97,913
                                               -------               ------
                                               109,213              107,117

     Treasury stock, at cost
      Common; December 31, 1998 - 191,300 shares
       June 30, 1998 - 65,000 shares            (2,373)                (792)
                                                 ------                 ----
                Total Stockholders' Equity     106,840              106,325
                                               -------              -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $  164,620           $  161,978
                                               =======              =======

See Accompanying Note to Condensed Consolidated
   Financial Statements

                          MIDWEST GRAIN PRODUCTS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                 (In Thousands)

          THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                   (Unaudited)




                                        Three Months            Six Months
                                       --------------       -----------------

                                       1998      1997       1998         1997
                                       ----      ----       ----         ----

NET SALES                             $53,917   $55,847   $105,855    $113,470

COST OF SALES                          47,843    52,028     95,352     107,040
                                      -------    -------   -------     -------

GROSS PROFIT                            6,074     3,819     10,503       6,430

SELLING, GENERAL AND ADMINIS-
TRATIVE EXPENSES                        3,262     3,615      6,168       6,259
                                        ------    -----      -----       -----
                                        2,812       204      4,335         171
OTHER OPERATING INCOME (LOSS)              64        (4)       105          10
                                        -----     -----      -----        ----

INCOME FROM OPERATIONS                  2,876       200      4,440         181

OTHER INCOME (LOSS)
     Interest                            (561)     (440)    (1,086)       (895)
     Other                                 48       424        110         502
                                         ----       ---      -----         ---

INCOME (LOSS) BEFORE INCOME TAXES       2,363       184      3,464        (212)


PROVISION (CREDIT) FOR INCOME TAXES       933        77      1,368         (84)
                                        -----    ------      -----        ----

NET INCOME (LOSS)                     $1,430    $   107   $  2,096    $   (128)
                                      ======    =======   ========    ========

EARNINGS (LOSS) PER COMMON SHARE      $  .15    $   .01   $    .22    $   (.01)
                                      ======    =======   ========    =========




See Accompanying Note to Condensed Consolidated
   Financial Statements

                          MIDWEST GRAIN PRODUCTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)

                   SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                   (Unaudited)

                                                 1998                  1997
                                               -------                ------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                        $  2,096              $   (128)
     Items not requiring (providing) cash:
        Depreciation                             6,801                 6,923
        Gain on sale of equipment                   (3)
     Changes in:
        Accounts receivable                      2,506                (1,143)
        Inventories                            (11,868)              (10,264)
        Prepaid expenses and other assets         (394)                 (289)
        Accounts payable                         1,273                 6,864
        Accrued expenses                          (817)                   66
        Income taxes receivable/payable          2,820                  (834)
                                                 -----                ------
              Net cash provided by
                operating activities             2,414                 1,195
                                                 -----                ------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment        (3,424)               (2,518)
     Proceeds from sale of equipment                 5
                                                ------                ------
              Net cash used in
                investing activities            (3,419)               (2,518)
                                                -------               -------

CASH FLOWS FROM FINANCING ACTIVITIES
     Purchase of treasury stock                 (1,581)
     Net payments on long-term debt             (2,292)               (4,000)
     Net proceeds from notes payable             2,500
                                                ------                ------
              Net cash used in
                financing activities            (1,373)               (4,000)
                                                -------               -------
DECREASE IN CASH AND CASH EQUIVALENTS           (2,378)               (5,323)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD   4,723                 6,005
                                                ------                ------

CASH AND CASH EQUIVALENTS, END OF PERIOD      $  2,345              $    682
                                              ========              ========



See Accompanying Note to Condensed Consolidated
   Financial Statements

                          MIDWEST GRAIN PRODUCTS, INC.

               NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       SIX MONTHS ENDED DECEMBER 31, 1998

                                   (Unaudited)




NOTE 1:  GENERAL

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's condensed consolidated financial position as of December 31, 1998, and the condensed consolidated results of its operations and its cash flows for the periods ended December 31, 1998 and 1997, and are of a normal recurring nature.

                          MIDWEST GRAIN PRODUCTS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1998

RESULTS OF OPERATIONS

General
-------

The Company's net income of $1,430,000 in the second quarter of fiscal 1999 was significantly higher than the net income of $107,000 that was experienced in the second quarter of fiscal 1998. This improvement resulted primarily from lower raw material costs for wheat, corn and milo, and increased productivity in the Company's wheat gluten processing operations. Reduced grain prices were due to excellent growing conditions and abundant harvests during the spring, summer and early fall. Gluten production levels were raised partially in response to heightened market interest, but mainly in preparation to effectively satisfy future customer requirements resulting from an expected reduction in imports of subsidized and artificially priced wheat gluten from the European Union (E.U.).

On June 1, the White House implemented a three-year quota on imports of foreign wheat gluten following a unanimous recommendation from the United States International Trade Commission (ITC). The White House additionally announced that international negotiations would be pursued to address the underlying cause of the increase in imports of wheat gluten, particularly from the E.U., or to otherwise alleviate injury to the domestic industry,

During the first year of the quota, which ends May 31, 1999, wheat gluten imports were to be restricted to 126 million pounds. That figure represents a reduction of approximately 30% compared to the amount of gluten imported by the U.S. during the Company's 1998 fiscal year. In each of the two following years, imports are to be allowed to increase by 6%. Within the quota, separate quotas for the E.U., Australia and all other non-excluded countries were assessed. Countries excluded from the quota are Canada, Mexico, Israel and the beneficiary countries of the Caribbean Basin Economic Recovery Act or the Andean Trade Preferences Act.

The quota on imported gluten is consistent with the type of remedy requested by the Company and the Wheat Gluten Industry Council (WGIC) of the U.S. That request was made in a petition that was filed by the WGJC on September 19, 1997 under Section 201 of the Trade Act of 1974. The petition was filed on the grounds that the U.S. wheat gluten industry has been seriously injured by the surge in low priced wheat gluten imports from the E.U. Profits from their highly subsidized and protected wheat starch business have allowed E.U. producers to unload huge surpluses of wheat gluten, a co-product, in the U.S. market at prices below U.S. production costs. In recent years, this has forced domestic producers to drastically under-utilize production capacities and relinquish sizeable percentages of market share.

The Company expects the import quota to eventually result in the establishment of a more level playing field in the U.S. wheat gluten market by offsetting lopsided trade advantages provided by the E.U. to E.U. producers. As a result, the Company increased gluten production levels to effectively supply future customer needs. In addition, the Company has intensified efforts to develop and market specialty wheat gluten products in niches that will be less affected by foreign competition.

                          MIDWEST GRAIN PRODUCTS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1998

 Under the quota, imports of E.U. wheat gluten are limited to 54 million pounds for the year ending May 31, 1999. However, Department of Commerce data indicates that from June 1 through November 30, 1998, the E.U. exported 26% more gluten to the U.S. than allowed for the full quota year ending May 31, 1999. Although the available published data indicates that shipments from the E.U. have stopped after November, the violations have delayed the relief that the U.S. wheat gluten industry expected during the first year of the three-year quota. As a consequence, the U.S. Customs Department is presently investigating these apparent E.U. violations and the Office of the U.S. Trade Representative is considering the imposition of sanctions, which hopefully could provide the industry with the kind of relief contemplated by the quota in the first instance.

 Although a level playing field was not established in the first half of the current fiscal year, the Company is now experiencing indications of strengthened demand for its wheat gluten, and continues to realize gradual but steady growth in sales of its specialty wheat proteins, especially in the cosmetics and personal care products markets.

 With consistently lower grain costs, improved conditions in the wheat gluten market, a realization of stable energy costs and improved production efficiencies, the Company expects to strengthen its competitive abilities and maintain the improved profitability going forward.

Sales
-----

     Net sales in the  second  quarter  of fiscal  1999 were down  approximately
$1.9million compared to net sales in the second quarter of fiscal 1998. The decrease resulted mainly from lower selling prices for food grade and fuel grade alcohol and reduced wheat starch volume. The drop in selling prices for fuel grade alcohol tracked a decline in gasoline prices. The price decrease for food grade alcohol reflected both a decline in demand and a reduction in raw material prices for corn and milo, the latter affecting prices mainly in the beverage category. Sales of distillers feed, a by-product of the alcohol production process, were also down compared to sales a year ago due to decreased unit sales and prices.

Wheat gluten sales in the second fiscal quarter of 1999 were higher than sales during the second quarter of fiscal 1998 as the Company increased production in preparation for satisfying market requirements resulting from the expected realization of a fair competitive environment. An increase in wheat gluten selling prices compared to the prior year's second quarter contributed to the sales improvement.

Sales of wheat starch decreased as the result of lower unit sales, while selling prices for this product remained essentially unchanged compared to the second quarter of fiscal 1998.

Net sales for the first six months of fiscal 1999 decreased by approximately $7.6 million compared to net sales for the first six months of fiscal 1998. The decrease was principally due to reduced alcohol selling prices in both the first and second quarters, and lower unit sales of alcohol in the first quarter. Lower unit sales of wheat starch in the first and second quarters also contributed to the decline in sales. These decreases were partially offset by higher wheat
gluten sales.                    -9-



                          MIDWEST GRAIN PRODUCTS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1998

Cost of Sales
-------------

The cost of sales in the second quarter of fiscal 1999 decreased by approximately $4.2 million compared to cost of sales in the second quarter of fiscal 1998. This occurred principally as the result of lower raw material costs for grain. Reduced energy costs, lower maintenance and repair costs and decreased insurance costs were other major items which contributed to the reduction in total cost of sales.

Cost of sales for the first six months of fiscal 1999 fell approximately $11.5 million below cost of sales for the first six months of fiscal 1998. Reasons for this decrease were primarily the same as those given above.

In connection with the purchase of raw materials, principally corn and wheat, for anticipated operating requirements, the Company enters into commodity contracts to reduce the risk of future grain price increases. The contracts are accounted for as hedges and, accordingly, gains and losses are deferred and recognized in cost of sales as part of contract costs when contract positions are settled and as related products are sold. For the second quarter of fiscal 1999, raw material costs included a net loss of $1,037,000 on contracts settled during the quarter compared to a net loss of $27,000 for the second quarter of fiscal 1998. Raw material costs for the first six months of fiscal 1999 included a net loss of $2,073,000. For the first six months of fiscal 1998, those costs included a net gain of $578,000.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses in the second quarter of fiscal 1999 decreased by approximately $353,000 below selling, general and administrative expenses in the second quarter of fiscal 1998. This decrease resulted mainly from a reduction of approximately $945,000 in commissions and professional services. Other sizeable reductions occurred in costs associated with industry-related organizational fees and the Company's employee benefit plans. These decreases were partially offset by an additional reserve of approximately $637,000 for bad debts and costs related to research activities to strengthen the Company's development and sales of value-added specialty products made from wheat.

For the first six months of fiscal 1999, selling, general and administrative expenses were down approximately $91,000 compared to selling, general and administrative expenses for the first six months of fiscal 1998.

The consolidated effective income tax rate is consistent for all periods. The general effects of inflation were minimal.

Net Income
----------

As the result of the foregoing factors, the Company experienced net income of $1,430,000 in the second quarter of fiscal 1999 compared to net income of $107,000 in the first quarter of fiscal 1998. For the first six months of fiscal 1999, the Company experienced net income of $2,096,000 versus a net loss of $128,000 that was incurred in the first six months of fiscal 1998.
                               -10-

                         MIDWEST GRAIN PRODUCTS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1998

LIQUIDITY AND CAPITAL RESOURCES

The following table is presented as a measure of the Company's liquidity and financial condition:

                                              December 31,         June 30,
                                                  1998               1998
                                              ------------         --------
                                                        (in thousands)

Cash and cash equivalents                      $    2,345          $    4,723
Working capital                                    44,979              39,825
Amounts available under lines of credit            27,500              30,000
Notes payable and long-term debt                   29,104              28,896
Stockholders' equity                              106,840             106,325

The first half of fiscal 1999 saw the Company raise its production levels, building its inventories to meet anticipated customer needs for wheat gluten. The increased customer requirements are expected to result from the three-year import quota to create a more fair and stable competitive environment. The planned inventory buildup, together with ongoing capital improvements, has impacted short-term liquidity. The Company anticipates reducing inventory levels during the third quarter as well to meet customer needs.

Short-term liquidity was also impacted by open market purchases of 126,300 shares of the Company's common stock during the second fiscal quarter. These purchases were made pursuant to a 1997 authorization by the Company's Board of Directors to purchase up to 200,000 total shares to fund the Company's stock option plans and for other corporate purposes.

At December 31, 1998, the Company had $3.7 million committed to improvements and replacements of existing equipment.

The Company continues to maintain a strong working capital position and a low debt-to-equity ratio while generating strong earnings before interest, taxes and depreciation. Management believes this strong financial position and available lines of credit will allow the Company to effectively supply the increased customer needs for vital wheat gluten as market demand increases due to the effects of the quotas on imports of foreign wheat gluten, as well as its other products.

YEAR 2000 READINESS DISCLOSURE

Since 1996, the Company has recognized the need to configure its operations so that they will not be adversely impacted by internal Year 2000 software failures. New hardware and software have been acquired and installed for the core financial applications. All core financial modules, except order entry, have been tested successfully. The order entry module is in final modification and testing. The total costs incurred to date approximate $225,000. Conversion to the new system is expected to be completed during fiscal 1999. The Company expects no additional significant costs to achieve Year 2000 compliance for these applications.

Due to the stage of completion and testing of these applications, as well as the non-complexity of the systems, the Company fully anticipates that these systems will be compliant far in advance of December 31, 1999.
                                     -11-



                          MIDWEST GRAIN PRODUCTS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1998

The Company also has surveyed its plant operations to determine which electrical and other instrumentation equipment relies on date-sensitive software and hardware. For those applications which have been identified, the Company has received bids to modify the equipment. In some cases, testing of certain equipment has already been completed. The cost to convert and test the identified processes is expected to be less than $100,000, of which $22,000 has been spent. The Company anticipates having the conversions completed and tested during fiscal 1999. Should these conversions not be completed on a timely basis, the Company should be able to produce all products without interruption except specialty and modified wheat glutens and starches.

The Company is also in the process of surveying key vendors and customers regarding their abilities to achieve Year 2000 compliance. Results of the surveys continue to indicate these companies are knowledgeable of Year 2000 issues and are in the process of complying or have already complied.

Although the Company believes that it is taking appropriate steps to address the Year 2000 readiness issue internally, there can be no assurance that its operations will not be negatively impacted in the year 2000 by the lack of Year 2000 readiness by others.


FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as well as historical information. Forward-looking statements are identified by or are associated with such words as "intend," "believe," "estimate," "expect," "anticipate," "hopeful" "should," "may" and similar expressions. They reflect management's current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance. The forward-looking statements are based on many assumptions and factors including those relating to grain prices, gasoline prices, energy costs, product pricing, competitive environment and related market conditions, operating efficiencies, access to capital, Year 2000 readiness and actions of governments. Any changes in the assumptions or factors could produce materially different results than those predicted and could impact stock values.

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

     20 Letter to stockholders for the six months ended December 31, 1998.

     27    Financial data schedule.

(b)  Reports on Form 8-K

The Company has filed no reports on Form 8-K during the quarter ended December 31, 1998




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                MIDWEST GRAIN PRODUCTS, INC.

                                    s/Ladd M. Seaberg
Date: February 11, 1999         By___________________________
                                  Ladd M.  Seaberg, President
                                  and Chief Executive Officer


                                      s/Robert G. Booe
Date: February 11, 1999         By_______________________________
                                  Robert G.  Booe, Vice President
                                  and Chief Financial Officer

                                  EXHIBIT INDEX

       Exhibit
       Number                                    Description
       -------                                   -----------

         15.1 Letter from independent public accountants pursuant to paragraph (d) of Rule 10-01 of regulation S-X (incorporated by reference to Independent Accountants' Review Report at page 2 hereof).

         15.2 Letter from independent public accountants concerning the use of its Review Report in the Company's Registration Statement No. 333-51849.

         20       Letter  to stockholders for the six months ended
                  December 31, 1998.

         27       Financial data schedule.