Form 10-Q
period 1999-03-31
MIDWEST GRAIN PRODUCTS INC
filed 1999-05-13
CIK 835011

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


         For Quarter Ended March 31, 1999 - Commission File No. 0-17196


                          MIDWEST GRAIN PRODUCTS, INC.
                          ----------------------------
             (Exact Name of Registrant as Specified in Its Charter)



        KANSAS                                                   48-0531200
  ------------------                                          ---------------
  (State or Other Jurisdiction of                               IRS Employer
 Incorporation or Organization)                            Identification No.




                    1300 Main Street, Atchison, Kansas 66002
              -----------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)



                                 (913) 367-1480
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


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

                           Common stock, no par value
                          9,566,393 shares outstanding
                               as of May 1, 1999.

                                      INDEX
                                      -----


                                                                         Page
                                                                         ----

PART I.  FINANCIAL INFORMATION

      Item 1.   Financial Statements

         Independent Accountants' Review Report...........................  2

         Condensed Consolidated Balance Sheets as of
         March 31, 1999 and June 30, 1998.................................  3

         Condensed Consolidated Statements of Income for
         the Three Months and Nine Months Ended March 31, 1999 and 1998...  5

         Condensed Consolidated Statements of Cash Flows for
         the Nine Months Ended March 31, 1999 and 1998....................  6

         Note to Condensed Consolidated Financial Statements..............  7

  Item 2.   Management's Discussion and Analysis of Financial
            -------------------------------------------------
                       Condition and Results of Operations................  8
                       -----------------------------------


PART II.  OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K...............................13
            --------------------------------

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


      We have reviewed the condensed consolidated balance sheets of MIDWEST GRAIN PRODUCTS, INC. and subsidiaries as of March 31, 1999, and the related condensed consolidated statements of income for the three month and nine month periods ended March 31, 1999 and 1998, and the related condensed consolidated statements of cash flows for the nine month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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


                                                       s/BAIRD, KURTZ & DOBSON
                                                         BAIRD, KURTZ & DOBSON
Kansas City, Missouri
April 23, 1999

                          MIDWEST GRAIN PRODUCTS, INC.



                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)

                                     ASSETS



                                                March 31,          June 30,
                                                  1999               1998
                                                ---------          --------
                                                (Unaudited)
CURRENT ASSETS

     Cash and cash equivalents                  $    7,490        $   4,723
     Receivables                                    24,589           26,369
     Inventories                                    28,067           20,430
     Prepaid expenses                                1,144              753
     Deferred income taxes                           2,343            2,343
     Income taxes receivable                                          1,334
                                                    ------           ------
                  Total Current Assets              63,633           55,952
                                                    ------           ------

PROPERTY AND EQUIPMENT, At Cost                    223,397          218,590
     Less accumulated depreciation                 123,068          112,976
                                                   -------          -------
                                                   100,329          105,614
                                                   -------          -------

OTHER ASSETS                                           406              412
                                                   -------          -------

TOTAL ASSETS                                    $  164,368        $ 161,978
                                                ==========        ==========













See Accompanying Note to Condensed Consolidated
   Financial Statements

                          MIDWEST GRAIN PRODUCTS, INC.

                                 (In Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                               March 31,            June 30,
                                                 1999                 1998
                                               ---------            --------
                                              (Unaudited)
CURRENT LIABILITIES

     Current maturities of long-term debt      $   2,273           $  2,360
     Notes payable                                                    1,000
     Accounts payable                             10,048              9,072
     Accrued expenses                              3,798              3,695
     Income taxes payable                          1,187
                                                   -----              -----
               Total Current Liabilities          17,306             16,127
                                                  ------             ------

LONG-TERM DEBT                                    26,301             25,536
                                                  ------             ------

POST-RETIREMENT BENEFITS                           6,342              6,520
                                                   -----              -----

DEFERRED INCOME TAXES                              7,470              7,470
                                                   -----              -----

STOCKHOLDERS' EQUITY

     Capital stock
       Preferred, 5% noncumulative, $10 par
            value; authorized 1,000 shares;
            issued and outstanding 437 shares          4                  4
        Common, no par; authorized 20,000,000
            shares; issued 9,765,172 shares        6,715              6,715
     Additional paid-in capital                    2,485              2,485
     Retained earnings                           100,241             97,913
                                                 -------             ------
                                                 109,445            107,117
     Treasury stock, at cost
        Common; March 31, 1999 - 200,000 shares
            June 30, 1998 - 65,000 shares         (2,496)              (792)
                                                  ------               ----
                  Total Stockholders' Equity     106,949            106,325
                                                 -------            -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $164,368           $161,978
                                                ========           ========

See Accompanying Note to Condensed Consolidated
   Financial Statements

                          MIDWEST GRAIN PRODUCTS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                 (In Thousands)

           THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1999 AND 1998

                                   (Unaudited)

                                       Three Months           Nine Months
                                     ------------------    --------------------

                                      1999        1998       1999        1998
                                     -------     ------    --------    --------

NET SALES                           $56,958     $53,310   $162,813    $166,780

COST OF SALES                        53,643      50,991    148,995     158,031
                                     ------      ------    -------     -------

GROSS PROFIT                          3,315       2,319     13,818       8,749

SELLING, GENERAL AND ADMINIS-
     TRATIVE EXPENSES                 2,512       2,622      8,680       8,881
                                      -----       -----      -----       -----
                                        803        (303)     5,138        (132)
OTHER OPERATING INCOME (LOSS)            40          46        145          56
                                      -----       -----      -----       -----

INCOME (LOSS) FROM OPERATIONS           843        (257)     5,283         (76)

OTHER INCOME (LOSS)

     Interest                          (467)       (486)    (1,553)     (1,381)
     Other                                7          24        117         526
                                       -----       -----     -----       -----

INCOME (LOSS) BEFORE INCOME TAXES       383        (719)     3,847        (931)

PROVISION (CREDIT) FOR INCOME TAXES     151        (281)     1,519        (365)
                                      -----       -----      -----       -----

NET INCOME (LOSS)                   $   232     $  (438)  $  2,328    $   (566)
                                    =======     ========  ========    =========

EARNINGS (LOSS) PER COMMON SHARE    $   .02     $  (.05)  $    .24    $   (.06)
                                    =======     ========  ========    =========




See Accompanying Note to Condensed Consolidated
   Financial Statements

                          MIDWEST GRAIN PRODUCTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                    NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                      1999              1998
                                                   ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income (loss)                             $   2,328              (566)
     Items not requiring (providing) cash:
        Depreciation                                  10,197            10,408
        Gain on sale of equipment                        (19)
     Changes in:
        Accounts receivable                            1,780             3,670
        Inventories                                   (7,637)           (8,739)
        Prepaid expenses and other assets               (385)              (69)
        Accounts payable                               1,123              (280)
        Accrued expenses                                 (75)              736
        Income taxes receivable/payable                2,521
        Income taxes payable                                              (187)
                                                       -----              ----

           Net cash provided by operating activities   9,833             4,973
                                                       -----             -----

CASH FLOWS FROM INVESTING ACTIVITIES

     Additions to property and equipment              (5,071)           (3,243)
     Proceeds from sale of equipment                      31
                                                       -----             -----
           Net cash used in investing activities      (5,040)           (3,243)
                                                       -----             -----

CASH FLOWS FROM FINANCING ACTIVITIES

     Purchase of treasury stock                       (1,704)
     Net payments on long-term debt                   (2,322)          (4,000)
     Net proceeds from issuance of long-term debt      2,000
                                                       -----            -----
           Net cash used in financing activities      (2,026)          (4,000)
                                                       -----            -----

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       2,767           (2,270)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         4,723            6,005
                                                       -----            -----

CASH AND CASH EQUIVALENTS, END OF PERIOD           $   7,490        $   3,735
                                                       =====            =====


See Accompanying Note to Condensed Consolidated
   Financial Statements

                          MIDWEST GRAIN PRODUCTS, INC.

               NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        NINE MONTHS ENDED MARCH 31, 1999

                                   (Unaudited)




NOTE 1:  GENERAL

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's condensed consolidated financial position as of March 31, 1999, and the condensed consolidated results of its operations and its cash flows for the periods ended March 31, 1999 and 1998, and are of a normal recurring nature.

                          MIDWEST GRAIN PRODUCTS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1999


RESULTS OF OPERATIONS

General
-------

The  Company's  net  income of  $232,000  in the third  quarter  of fiscal  1999 represented a substantial improvement over the net loss of $438,000 that was experienced in the third quarter of fiscal 1998. This improvement resulted primarily from lower raw material costs for wheat, corn and milo, increased productivity in the Company's wheat gluten processing operations and strengthened sales of premium wheat starch. Reduced grain prices were due to high grain carryovers from abundant harvests during the spring, summer and early fall of 1998. Gluten production levels were raised partially in response to heightened market interest, but mainly in preparation to effectively satisfy future customer requirements resulting from an expected reduction in imports of subsidized and artificially priced wheat gluten from the European Union (E.U.). Increased wheat starch sales resulted from increased demand for the Company's non-modified and modified starches.

A more sizeable earnings improvement in the Company's third quarter was prevented by decreased alcohol selling prices, especially for food grade alcohol, and the adverse effects of the E.U.'s breach of quota restrictions on imported gluten.

On June 1, the White House implemented a three-year annual quota on imports of foreign wheat gluten following unanimous recommendation from the United States International Trade Commission (ITC). The White House additionally announced that international negotiations would be pursued to address the underlying cause of the increase in imports of wheat gluten, particularly from the E.U., or to otherwise alleviate injury to the domestic industry. Profits from their highly subsidized and protected wheat starch business have allowed E.U. producers to unload huge surpluses of wheat gluten, a co-product, in the U.S. market at prices below U.S. production costs. In recent years, this has forced domestic producers to drastically under-utilize production capacities and relinquish sizeable percentages of market share.

Under the quota, imports of E.U. wheat gluten were limited to 54 million pounds for the year ending May 31, 1999. However, Department of Commerce data indicates that from June 1 through November 30, 1998, the E.U. exported approximately 24% more gluten to the U.S. than allowed for the full quota year ending May 31, 1999. Although the available published data indicates that both proper and improper shipments from the E.U. have stopped after November, the violations have delayed the relief that the U.S. wheat gluten industry expected during the first year of the three-year quota. As a consequence, the Office of the U.S. Trade Representative is considering recommendations to the President to remedy the E.U. quota violation. When appropriate action is taken, the E.U. quota for the second year is expected to be lower than the first year quota and substantially less than the actual amount of gluten imported from the E.U. since last June. As a result, the Company should be more competitive in the U.S. gluten market during fiscal 2000.

                          MIDWEST GRAIN PRODUCTS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1999

Although a level playing field has yet to be established, the Company has experienced some strengthening in demand for its wheat gluten and continues to realize gradual but steady growth in sales of its specialty wheat proteins.

With consistently lower grain costs, improved conditions in the wheat gluten market, a realization of stable energy costs and improved production efficiencies, the Company expects to strengthen its competitive abilities and maintain the improved profitability going forward.

Sales
-----

Net sales in the third quarter of fiscal 1999 rose by approximately $3.6 million compared to net sales in the third quarter of fiscal 1998. The increase resulted from higher sales of fuel grade alcohol, vital wheat gluten and premium wheat starch. The surge in fuel grade alcohol sales occurred as the result of a significant jump in unit sales as the Company shifted more of its alcohol production to this area due to decreased demand for food grade alcohol for beverage and industrial applications. However, the impact of the increased unit sales was softened by lower selling prices for fuel alcohol, which normally track gasoline prices. The decline in demand for food grade alcohol was caused mainly by the continuation of excess supplies throughout the industry. Sales of distillers' feed, a by-product of the alcohol production process, were essentially even with sales a year ago.

The increase in wheat gluten sales in the third quarter occurred as the Company raised production levels in preparation for satisfying market requirements resulting from the expected realization of a fair competitive environment.

Sales of wheat starch increased as the result of higher unit sales, while selling prices for this product remained essentially unchanged compared to the third quarter of fiscal 1998.

Net sales for the first nine months of fiscal 1999 decreased by approximately $4.0 million compared to net sales for the first nine months of fiscal 1998. The decrease was principally due to reduced alcohol selling prices in each of the first three quarters, and lower unit sales of alcohol in the first quarter. Lower unit sales of wheat starch in the first and second quarters also contributed to the decline in sales. These decreases were partially offset by higher wheat gluten sales in all three quarters, and increased unit sales of wheat starch in the third quarter.

Cost of Sales
-------------

The cost of sales in the third quarter of fiscal 1999 increased by approximately $2.6 million compared to cost of sales in the third quarter of fiscal 1998. This occurred principally as a result of higher volume sales, largely of alcohol and wheat gluten. The cost increase was partially offset by lower raw material costs combined with reduced energy costs, lower maintenance and repair costs and decreased insurance costs.

                          MIDWEST GRAIN PRODUCTS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1999


Cost of sales for the first nine months of fiscal 1999 fell approximately $9.0 million below cost of sales for the first nine months of fiscal 1998 due to the lower raw material and operating costs discussed above.

In connection with the purchase of raw materials, principally corn and wheat, for anticipated operating requirements, the Company enters into commodity contracts to reduce or hedge the risk of future grain price increases. The contracts are accounted for as hedges and, accordingly, gains and losses are deferred and recognized in cost of sales as part of contract costs when contract positions are settled and as related products are sold. For the third quarter of fiscal 1999, raw material costs included a net hedging loss of $835,000 on contracts settled during the quarter compared to a net hedging loss of $20,400 for the third quarter of fiscal 1998. Raw material costs for the first nine months of fiscal 1999 included a net hedging loss of $2,908,000. For the first nine months of fiscal 1998, those costs included a net hedging gain of $427,000.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses in the third quarter of fiscal 1999 decreased by approximately $110,000 below selling, general and administrative expenses in the third quarter of fiscal 1998. Reductions occurred in costs associated with industry-related fees and the Company's employee benefit plans. These decreases were partially offset by increased costs related to research and marketing promotional activities to strengthen the Company's development and sales of value-added specialty products made from wheat.

For the first nine months of fiscal 1999, selling, general and administrative expenses were down approximately $201,000 compared to selling, general and administrative expenses for the first nine months of fiscal 1998. In addition to the effects of the expenses discussed above, the nine-month amount was also impacted by reduced commissions and professional services offset by increased bad debt expense relating to one customer.

The consolidated effective income tax rate is consistent for all periods. The general effects of inflation were minimal.

Net Income
----------

As the result of the foregoing factors, the Company experienced net income of $232,000 in the third quarter of fiscal 1999 compared to a net loss of $438,000 in the third quarter of fiscal 1998. For the first nine months of fiscal 1999, the Company experienced net income of $2,328,000 versus a net loss of $566,000 that was incurred in the first nine months of fiscal 1998.

                          MIDWEST GRAIN PRODUCTS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1999


 LIQUIDITY AND CAPITAL RESOURCES

The following table is presented as a measure of the Company's liquidity and financial condition:
                                                    March 31,        June 30,
                                                     1999             1998
                                                    ---------        --------
                                                         (in thousands)

   Cash and cash equivalents                        $   7,490    $      4,723
   Working capital                                     46,327          39,825
   Amounts available under lines of credit             28,000          30,000
   Notes payable and long-term debt                    28,574          28,896
   Stockholders= equity                               106,949         106,325

Fiscal 1999 had seen the Company raise its production levels, building its inventories to meet anticipated customer needs for wheat gluten. The increased customer requirements are expected to result from the three-year import quota to create a more fair and stable competitive environment. The planned inventory buildup, together with ongoing capital improvements, has impacted short-term liquidity. The Company reduced its inventory levels during the third quarter and anticipates continuing the reduction of inventory levels during the fourth quarter as well to meet customer needs.

Short-term liquidity was also impacted by open market purchases of 8,700 and 126,300 shares of the Company's common stock during the third and second fiscal quarters, respectively. These purchases were made pursuant to a 1997 authorization by the Company's Board of Directors to purchase up to 200,000 total shares to fund the Company's stock option plans and for other corporate purposes.

At March 31, 1999, the Company had $3.1 million committed to improvements and replacements of existing equipment.

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

YEAR 2000 READINESS DISCLOSURE

Since 1996, the Company has recognized the need to configure its operations so that they will not be adversely impacted by internal Year 2000 software failures. New hardware and software have been acquired and installed for the core financial applications. All core financial modules have been tested successfully, installed and are currently in use at the Atchison location. The total costs incurred to date approximate $225,000. Conversion to the new system is expected to be completed during fiscal 1999. The Company expects no additional significant costs to achieve Year 2000 compliance for these applications. Due to the stage of completion and testing of these applications, as well as the non-

                          MIDWEST GRAIN PRODUCTS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1999

complexity of the systems, the Company fully anticipates that these systems will be compliant far in advance of December 31, 1999.

The Company also has surveyed its plant operations to determine which electrical and other instrumentation equipment relies on date-sensitive software and hardware. For those applications which have been identified, the Company has received bids to modify the equipment. In some cases, testing of certain equipment has already been completed. The external cost to convert and test the identified processes is expected to be less than $100,000, of which $22,000 has been spent. The Company anticipates having the conversions completed and tested during fiscal 1999. Should these conversions not be completed on a timely basis, the Company should be able to produce all products without interruption except specialty and modified wheat glutens and starches.

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

     20    Letter to stockholders for the nine months ended March 31, 1999.

     27    Financial data schedule.

(b)  Reports on Form 8-K

     The Company has filed no reports on Form 8-K during the quarter ended March 31, 1999


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MIDWEST GRAIN PRODUCTS, INC.

                                                 S/Ladd M. Seaberg
                                           By ____________________________
Date:  May 12, 1999                           Ladd M. Seaberg, President
                                              and Chief Executive Officer



                                                 S/Robert G. Booe
                                           By _____________________________
Date:  May 12, 1999                           Robert G. Booe, Vice President
                                              and Chief Financial Officer

                                  EXHIBIT INDEX

     Exhibit No.                            Description
     -----------                            -----------

         15.1 Letter from independent public accountants pursuant to paragraph (d) of Rule 10-01 of Regulation S-X (incorporated by reference to Independent Accountants' Review Report at page 2 hereof.)

         15.2 Letter from independent public accountants concerning the use of its Review Report in the Company's Registration statement No. 333-51849.

         20       Letter    to    stockholders   for   the   nine   months ended
                  March 31, 1999.

         27       Financial data schedule.

                                                                 Exhibit 15.2

Baird,
Kurtz &
Dobson

Certified  Public    City Center Square
Accountants          1100 Main Street, Suite 2700      http://www.bkd.com
                     Kansas City, MO 64105-2112        Member of Moores Rowland
                     816 221-6300 Fax 816 221-6380     International
 -----------------------------------------------------------------------------




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


We are aware that our report dated April 23, 1999, on our review of the interim financial information of Midwest Grain Products, Inc. for the periods ended March 31, 1999 and 1998 is incorporated by reference in this registration statement. Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.

                                        s/BAIRD, KURTZ & DOBSON
                                          BAIRD, KURTZ & DOBSON






April 23, 1999

                                                                    Exhibit 20
May 7, 1999

Dear Stockholder:

    Our results for the third quarter of fiscal 1999 showed a good improvement over results for the same period the prior year. This occurred despite a sharp decline in selling prices for our food grade alcohol and in the face of adverse competitive conditions caused by the European Union's breach of the first-year quota on wheat gluten imports.
    Our net income for this year's third quarter was $232,000, or $0.02 per share, on sales of $56,958,000 versus the net loss of $438,000, or $0.05 per share, on sales of $53,310,000 that we experienced in the third quarter of fiscal 1998. For the first nine months of fiscal 1999, we had total net income of $2,328,000, or $0.24 per share, on sales of $162,813,000. That compares to a net loss of $566,000, or $0.06 per share, on sales of $166,780,000 for the first nine months of fiscal 1998. Furthermore, our earnings before interest, taxes and depreciation in the first nine months of fiscal 1999 totaled $15,597,000, a substantial increase over the earnings of $10,858,000 that we had before interest, taxes and depreciation in the first nine months the year before.
     The third quarter drop in food grade alcohol selling prices mainly was due to lower demand resulting from the continuation of excess supplies throughout the industry. As a result, a greater portion of our distillery production mix was shifted to the fuel grade area. Currently, we are experiencing indications that conditions in the food grade market are improving.
     To strengthen our alcohol production efficiencies, we just recently completed a series of modifications to equipment at our Atchison distillery. Going forward, we will be exploring additional possibilities for reducing distillery production costs while maintaining the highest quality at both our Atchison and Pekin, Illinois operations.
    As previously reported, the E.U.'s violation of the gluten quota, which became effective June 1, 1998 and extends over a three-year period, has delayed the onset of a more equitable competitive environment in the United States market. As a result, while our gluten sales have improved some over the prior year, growth in this market has been limited.
     The Office of the U.S. Trade Representative presently is working on recommendations to President Clinton to remedy the E.U. quota violation. With appropriate action, we expect the E.U. quota for the second year will be lower than the first year quota and substantially less than the actual amount of gluten the E.U. has funneled into the U.S. since last June. As a result, we should be more competitive in the U.S. gluten market during fiscal 2000.
    Meanwhile, sales of our specialty wheat proteins have continued to experience steady growth compared to a year ago. Increases have occurred gradually, which should be expected considering the formalized marketing programs for many of these unique products have been in place only since the beginning of the current fiscal year. Based on their outstanding functional qualities and the positive feedback we are receiving from the marketplace, I remain highly optimistic about the substantial contributions these ingredients can ultimately make to our bottom line.
     Our third quarter sales of premium wheat starch experienced a good increase in comparison to the prior year's third quarter, and showed an even more significant gain in comparison to this year's second quarter. Growth in this area occurred partially as the result of higher sales of our value-added modified wheat starches. In preparation to satisfy more long-range needs in the market, we are planning to install additional drying capacity for our modified starches in Atchison within the next six months.

    To place even greater focus on increasing our presence in the many new and diverse markets for which our specialty wheat proteins and starches have been developed, and to serve all of our customers more effectively, our marketing operations have recently undergone a reorganization. Marketing functions and responsibilities are now better aligned to help shape Midwest Grain Products into a more market-driven, value-added producer. In closing, I invite you to visit our Company's recently launched website, www.midwestgrain.com. Prepared principally as a tool to assist our marketing and promotional efforts, I hope you will find the website to be both convenient and informative.

Sincerely,

s/Ladd M. Seaberg
Ladd M. Seaberg
President and CEO