Form 10-K
period 1999-06-30
MIDWEST GRAIN PRODUCTS INC
filed 1999-09-21
CIK 835011

     As Filed with the Securities and Exchange Commission on September 21, 1999
===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

                      Annual Report Pursuant to Section 13
                     of the Securities Exchange Act of 1934

                     For the Fiscal Year Ended June 30, 1999

                          MIDWEST GRAIN PRODUCTS, INC.

                                1300 Main Street
                                     Box 130
                             Atchison, Kansas 66002
                            Telephone: (913) 367-1480

                       Incorporated in the State of Kansas


                           COMMISSION FILE NO. 0-17196

                               IRS No. 48-0531200


     The Company has no securities registered pursuant to Section 12(b) of the Act. The only class of common stock outstanding consists of Common Stock having no par value, 9,526,072 shares of which were outstanding at June 30, 1999. The Common Stock is registered pursuant to Section 12(g) of the Act.

     The aggregate market value of the Common Stock of the Company held by non-affiliates, based upon the highest sales price of such stock on July 27, 1999, was $88,399,304.

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

     (1) Midwest Grain Products, Inc. 1999 Annual Report to Stockholders, pages 17 through 36 [incorporated into Part II and contained in Exhibit 10(c)].

     (2) Midwest Grain Products, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on October 13, 1999, dated September 16, 1999 (incorporated into Part III).
===============================================================================

                                    CONTENTS
                                                                                                              PAGE
PART I
  Item 1.     Business..................................................................................        1
              General Information.......................................................................        1
              Wheat Gluten..............................................................................        2
              Premium Wheat Starch......................................................................        5
              Alcohol Products..........................................................................        6
              Flour and Other Mill Products.............................................................        8
              Transportation............................................................................        9
              Raw Materials.............................................................................        9
              Energy....................................................................................        9
              Employees.................................................................................       10
              Regulation................................................................................       10
  Item 2.     Properties................................................................................       10
  Item 3.     Legal Proceedings.........................................................................       11
  Item 4.     Submission of Matters to a Vote of Security Holders.......................................       11

PART II
  Item 5.     Market for the Registrant's Common Equity and Related
                 Stockholder Matters....................................................................       12
  Item 6.     Selected Financial Data...................................................................       12
  Item 7.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations....................................................       12
  Item 7A.    Quantitative and Qualitative Disclosures About Market Risk................................       12
  Item 8.     Financial Statements and Supplementary Data...............................................       12
  Item 9.     Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure.................................................       12

PART III
  Item 10.    Directors and Executive Officers of the Registrant........................................       13
  Item 11.    Executive Compensation....................................................................       15
  Item 12.    Security Ownership of Certain Beneficial
                 Owners and Management..................................................................       15
  Item 13.    Certain Relationships and Related Transactions............................................       15

PART IV
  Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................       16

SIGNATURES..............................................................................................       18

FINANCIAL STATEMENT SCHEDULES...........................................................................      S-1
  Report of Independent Public Accountants on Schedules.................................................      S-2
  Schedule VIII.  Valuation and Qualifying Accounts.....................................................      S-3

     The calculation of the aggregate market value of the Common Stock of the Company held by non-affiliates is based on the assumption that non-affiliates do not include directors. Such assumption does not constitute an admission by the Company or any director that any director is an affiliate of the Company.

     This report, including the portions of the Annual Report incorporated herein by reference, contains forward-looking statements as well as historical information. Forward-looking statements are usually identified by or are associated with such words such as "intend, " believe," "estimate," "expect," "anticipate," "hopeful," "should," "may" and similar expressions. They reflect management's current belief's and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance. The forward- looking statements are based on many assumptions and factors including those relating to grain prices, gasoline prices, energy costs, product pricing, competitive environment and related market conditions, operating efficiencies, access to capital and actions of governments. Any changes in the assumptions or factors could produce materially different results than those predicted and could impact stock values.

                                     PART I

Item 1.  Business.

         General Information

     Midwest Grain Products, Inc. (the Company) is a Kansas corporation headquartered in Atchison, Kansas. It is the successor to a business founded in 1941 by Cloud L. Cray, Sr.

     The Company is a fully integrated producer of wheat gluten, premium wheat starch and alcohol products. These grain products are processed at plants located in Atchison, Kansas, and Pekin, Illinois. Wheat is purchased directly from local and regional farms and grain elevators and milled into flour. The flour is processed with water to extract vital wheat gluten, a portion of which is further processed into specialty wheat proteins. Vital wheat gluten and most wheat protein products are dried into powder and sold in packaged or bulk form. The starch slurry which results after the extraction of the gluten and wheat proteins is further processed to extract premium wheat starch which is also dried into powder and sold in packaged or bulk form. The remaining slurry is mixed with corn or milo and water and then cooked, fermented and distilled into alcohol. The residue of the distilling operations is dried and sold as a high protein additive for animal feed. Carbon dioxide which is produced during the fermentation process is trapped and sold. As a result of these processing operations, the Company sells approximately 95% (by weight) of grain processed.

     The table below shows the Company's sales from continuing operations by product group for each of the five years ended June 30, 1999, as well as such sales as a percent of total sales.

                                                PRODUCT GROUP SALES

                                                              Year Ended June 30,
                              ------------------------------------------------------------------------------------
                                  1999              1998              1997              1996              1995
                                 ------            ------            ------            ------            ------
                                                            (thousands of dollars)
                               Amount    %      Amount     %      Amount    %      Amount     %      Amount     %
                               ------  ----   --------  ----    --------  ----   --------  ----    --------   ----
                                     C>
Wheat Gluten...............  $ 56,153  26.0   $ 42,489  19.0    $ 39,968  17.8   $ 39,514  20.3    $ 49,957   27.7
Premium Wheat Starch.......    27,173  12.6     27,791  12.4      29,935  13.3     26,354  13.5      23,403   13.0
Alcohol Products:
  Food Grade Alcohol
     Beverage Alcohol......    30,373  14.1     35,934  16.1      43,118  19.2     39,465  20.3      32,573   18.1
     Food Grade Industrial.    19,276   8.9     27,487  12.3      38,004  16.9     32,064  16.5      23,379   13.0
  Fuel Grade Alcohol.......    54,639  25.3     51,277  23.0      34,992  15.6     25,347  13.0      28,120   15.6
  Alcohol By-products......    25,441  11.8     33,259  14.9      34,553  15.4     28,449  14.6      19,583   10.9
                             --------  ----   --------  ----    --------  ----   --------  ----    --------   ----
     Total Alcohol
      Products.............   129,729  60.1    147,957  66.3     150,667  67.1    125,325  64.4     103,655   57.5
                             --------  ----   --------  ----    --------  ----   --------  ----    --------   ----
Flour and Other Mill
  Products.................     3,046   1.4      5,017   2.3       4,163   1.8      3,445   1.8       3,237    1.8
                             --------  ----   --------  ----    --------  ----   --------  ----    --------   ----
     Net Sales  ...........  $216,101 100.0   $223,254 100.0    $224,733 100.0   $194,638 100.0    $180,252  100.0
                             ======== =====   ======== =====    ======== =====   ======== =====    ========  =====

     The Company's results for 1999 improved significantly over those for 1998. Net Income increased to $1.3 million from a 1998 loss of $2.2 million. At the same time earnings before income taxes, depreciation and amortization ("EBITDA") increased 46% from $12.1 million in 1998 to $17.7 million in 1999. The improvement resulted primarily from lower raw material costs for wheat, corn and milo and increased productivity in the Company's wheat gluten processing operations. Although profitability increased, it was negatively impacted by a continuation of low selling prices for alcohol products resulting from excess industry-wide alcohol production capacity. The 3.0% decline in the Company's total 1999 sales was also due to the lower selling prices for alcohol products.

     The bulk of the Company's sales are made direct to large institutional food and beverage processors and distributors with respect to which the Company has longstanding relationships. Sales to these customers are usually evidenced by short term agreements that are cancelable within 30 days and under which products are usually ordered, produced, sold and shipped within 60 days. However, a substantial amount of the Company's fuel alcohol is sold

                                        1

under longer term contracts, primarily to cover the needs of gasoline refiners during September through March of each year. Also, during the first part of fiscal 2000, the Company began to accept orders for future delivery of vital wheat gluten in response to increased demand resulting from the three-year quota on foreign wheat gluten imports. None of the Company's customers accounted for more than ten percent of the Company's consolidated revenues during fiscal 1999, except for a distributor of vital wheat gluten that accounted for approximately 12% of the Company's 1999 sales.

     Historically, the Company's sales have not been seasonal except for variations affecting alcohol and gluten sales. Fuel alcohol sales usually increase during the period August through March due to requirements of the Clean Air Act which inhibit the sale of ethanol in certain areas of the country during May 1 through September 15 each year. Certain environmental regulations also favor greater use of ethanol during the winter months of the year. See "Alcohol Products- Fuel Grade Alcohol." Beverage alcohol sales tend to peak in the fall as distributors order stocks for the holiday season, while gluten sales have tended to increase to a minor extent during the second half of the fiscal year as demand increases for hot dog and hamburger buns and similar bakery products. During the next two years the Company expects fluctuations in wheat gluten sales due to the effects of annual quotas on the import of wheat gluten into the United States. See "Vital Wheat Gluten - Competition."

     For further information, see the Consolidated Financial Statements of the Company and Management's Discussion and Analysis of the Company's Financial Condition and Results of Operations which appear at pages 18 through 24 of the Annual Report.

Wheat Gluten

     The Company's wheat gluten products consist of vital wheat gluten and specialty wheat proteins that are derived from vital wheat gluten. During fiscal 1999, vital wheat gluten accounted for approximately 95% of total wheat gluten sales and specialty wheat proteins accounted for the balance. In 1998, sales of specialty wheat proteins accounted for less than 1% of total wheat gluten sales.

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

     Vital wheat gluten is added by bakeries and food processors to baked goods such as wheat breads, and to pet foods, cereals, processed meats, fish, and poultry to improve the nutritional content, texture, strength, shape, and volume of the product. The neutral flavor and color of wheat gluten also enhances, but does not change, the flavor and color of food. It has been increasingly used in breads and pet foods. The cohesiveness and elasticity of the gluten enables the dough in wheat and other high protein breads to rise and to support added ingredients such as whole cracked grains, raisins and fibers. This allows the baker to make an array of different breads by varying the gluten content of the dough. Vital wheat gluten is also added to white breads, hot dog and hamburger buns to improve the strength and cohesiveness of the product. For example, vital wheat gluten provides greater hinge strength for hot dog buns.

     In recent years the Company began the development of a number of Specialty Wheat Proteins for food and non-food applications. Specialty Wheat Proteins are derived from vital wheat gluten through a variety of proprietary processes which change the molecular structure of vital wheat gluten. Food application wheat proteins include gliadin, glutenin, products in the Wheatex(TM) and FP(TM) series and Pasta Power(TM). Non-food applications include wheat proteins designed for use primarily in cosmetics and personal care products and in biodegradable gluten resins that can be molded to form a variety of biodegradable plastic-like objects.
                                        2

Food Applications

* Gliadin and Glutenin are the two principal molecules that make up vital wheat gluten. The Company's patented process enables the separation of each for a variety of end uses. Glutenin, a large molecule responsible for the elastic character of vital wheat gluten, increases the strength of bread doughs, improves the freeze-thaw characteristics of frozen doughs and may be used as a functional protein source in beef jerky-type products, as well as in meat extension. Gliadin, the smaller of the two molecules, is soluble in water and other liquids, including alcohol and is responsible for the viscous properties of wheat gluten. Those characteristics make it ideal to improve the texture of noodles and pastas. Gliadin is also used in a number of cosmetics and personal care products as described below under "Non-Food Applications."

* Wheaten(TM) Series consists of texturized wheat proteins made from vital wheat gluten by changing it into a pliable substance through special processing. The resulting solid food product can be further enhanced with flavoring and coloring and reconstituted with water. Texturized wheat proteins are used for meat, poultry and fish substitutes, extenders and binders. Wheatex(TM) mimics the textural characteristics and appearance of meat, fish and poultry products. It is available in a variety of sizes and colors and can be easily formed into patties, links or virtually any other shape the customer requires. Because of its neutral taste, Wheatex(TM) will not alter flavors that are added to the product. It also has excellent water-binding capacities for the retention of natural meat juices. Wheatex(TM) is presently being sold for applications in vegetarian and extended meat products.

* FP(TM) Series. The Midsol FP(TM) series of products consist of specialty wheat proteins each tailored for use in a variety of food applications. WPI 2100(TM) is a soluble wheat protein isolate that is an effective substitute for egg whites, casein (a milk protein) and soy protein isolates and that can be used in cheeses, meats and nutritional beverages. Other FP(TM) series products include Midsol FP(TM) 5000 that can be used to form a barrier to fat and moisture penetration to enhance crispness and improve batter adhesion in fried products, Midsol FP(TM) 6000 and Midsol FP(TM) 600, which are excellent binders for vegetarian patties or meat extended products and Midsol FP(TM) 700, which is ideal for making nutritional drinks.


* Pasta Power(TM), is a specialty wheat protein that is a cost-effective replacement for whole eggs and egg whites and enhances the strength, texture, quality and functionality of fresh, frozen and flavored pasta products. The added strength enables the canning of pasta and its treatment with spices without significant deterioration of the noodle or other pasta product, as in the case of canned spaghetti and similar products.

Non-Food Applications

* Cosmetics and Personal Care Products. Specialty wheat proteins include proteins that have been hydrolyzed or otherwise altered to become soluble in water and other liquids. This enables their use in food as well as non-food cosmetic applications such as hair sprays, shampoos, skin lotions and similar products. These include Foam Pro(TM), a hydrolyzed wheat protein that has been developed as a foam booster to naturally enhance detergent systems such as shampoos, liquid hand soaps and bath and shower gels; Aqua Pro(TM) II WAA, a solution of amino acids produced from natural wheat proteins that helps provide excellent moisturizing and film forming properties in both hair and skin systems; Aqua Pro(TM) II WP, an additive for shampoo; Aqua Pro(TM) QWL, which enhances the functionality of hair conditioners; and Aqua Pro(TM) II WG, which is a gliadin formulation that is used in hair and skin cleansers and conditioners.

* Biodegradable Gluten Resins. Polytriticum(TM) 200 and Polytriticum(TM) 2000 are the Company's environmentally friendly biodegradable gluten resins that can be molded to produce a variety of plastic-like objects. Polytriticum(TM) 200 may be used as a commercial raw material for the production of pet foods and biodegradable landscaping materials and Polytriticum(TM) 2000 has been developed for use in disposable eating utensils, golf tees, food and feed containers and similar type vessels.

     Although a number of the specialty wheat proteins are being marketed, others are still in the test marketing or development stage. Specialty wheat proteins are accounting for an increasing share of the Company's total wheat gluten sales. During fiscal 1999 that percentage grew from less than 1% to 5%. That share is expected to continue to increase in 2000 due to increased marketing and customer recognition of the advantages of these unique products. This is consistent with the Company's overall strategy to focus on the marketing and development of specialty wheat gluten and starch products for use in unique market niches. Specialty wheat proteins generally compete with other ingredients and modified proteins having similar characteristics.

     The Company produces vital wheat gluten from modernized facilities at the Atchison plant and new facilities at the Pekin plant. It is shipped throughout the continental United States in bulk and in 50 to 100 pound bags. Approximately 12% of the Company's total fiscal 1999 sales were made to a distributor for the bakery industry, the Ben C. Williams Bakery Services Company, which in turn distributes vital wheat gluten to independent bakeries. The remainder is sold directly to major food processors and bakeries.

     The Company's wheat gluten processing operations are believed to produce a quality of vital wheat gluten and specialty wheat proteins that are equal to or better than that of any others on the market. The Company's location in the center of the United States grain belt, its production capacity and years of operating experience, enable it to provide a consistently high level of service to customers.

     Competition-Vital Wheat Gluten. The Company's principal competitors in the U.S. vital wheat gluten market consist primarily of three other domestic producers and producers in the European Union (the "E.U."), Australia and certain other regulated countries (the "Foreign Exporters"). Between June 30, 1994 and June 30, 1998, the E.U. took an increasingly large share of the U.S. gluten market. Imports of wheat gluten shipped into the United States from the E.U. during the crop year ended June 30, 1995, were approximately 51.9 million pounds. Those imports increased to 70.2 million pounds in the crop year ending June 30, 1996, to 91.1 million pounds in the crop year ending June 30, 1997, and to 97.5 million pounds in the crop year ending June 30, 1998, for an aggregate increase of 88%. Due to the imposition of import quotas beginning on June 1, 1998, U.S. Customs data shows that E.U. imports declined to 65.5 million pounds in fiscal 1999 and are expected to be limited to 45.8 million pounds for the year ending May 30, 2000 and 60.7 million pounds for the year ending May 30, 2001.

     Competition in the vital wheat gluten industry is based primarily upon price. Since the increasing surge of large, subsidized volumes of E.U. wheat gluten into the U.S., vital wheat gluten prices have been primarily affected by
(i) excess E.U. capacity, (ii) subsidies and other protective measures ("Subsidies") provided to E.U. exporters by their host governments, (iii) low U.S. tariffs and (iv) gluten import quotas. The Subsidies and low U.S. tariffs encouraged E.U. producers to expand wheat starch and wheat gluten production capacity and to continue the development of even greater capacities. Based on industry sources, during the years ending December 31, 1998 and 1999, an estimated 160 million pounds of additional E.U. capacity were completed and an estimated additional 60 million pounds of E.U. capacity have been forecasted to be completed by December 31, 2000. Until the imposition of quotas by the President of the United States effective June 1, 1998, it was expected that a majority of the excess wheat gluten production from these plants would be targeted for shipment to the U.S.

     The Wheat Gluten Industry Council of the United States, which is principally supported by the Company and two other domestic wheat gluten producers, has engaged in a number of initiatives to combat this surge in Subsidized E.U. wheat gluten. Initially the Wheat Gluten Industry Council attempted to establish equal opportunity or a "level playing field" in the U.S. market through negotiations under a Grains Agreement between the E.U. and the

United States. A lack of meaningful discussions was followed by an action under Section 301 of the Trade Act of 1974. Following a further round of unsatisfactory discussions in connection with that action, the Wheat Gluten Council initiated a second proceeding on September 19, 1997, with the International Trade Commission of the United States under section 201 of the Trade Act of 1974 (the "Section 201 Proceeding").

     The Section 201 Proceeding met with success during the second half of fiscal 1998. On March 18, 1998, the International Trade Commission submitted to the President a unanimous affirmative determination that "imports of wheat gluten are being imported into the United States in such increased quantities as to be a substantial cause of serious injury to the domestic industry." The International Trade Commission also recommended to the President that a quota be placed on imports of foreign wheat gluten. As a result of that finding and recommendation and pursuant to Section 203 of the Trade Act of 1974, the President issued Proclamation 7103, on May 30, 1998. The Proclamation imposes annual quantitative limitations for three years on imports of wheat gluten from the E. U. and other Foreign Exporters at an amount equal to the total average imports of wheat gluten shipped into the United States by the Foreign Exporters during the three crop years ended June 30, 1995. The aggregate quota for the first year was 126.8 million pounds. Annual increases in that quota of six percent prevail in the second year and in the third year. Due to violations of the quota by the E.U. during the first quota year, the President issued a proclamation on May 29, 1999, that reduced the E.U.'s second year quota by the amount of illegally shipped gluten in the first year and placed in effect other measures designed to preclude further violations. The quotas for "goods entered, or withdrawn from warehouse for consumption, on or after June 1, 1999" in millions of pounds are:

                  "If entered during the period from June 1, 1999, through May 31, 2000, inclusive....:"

                                    Australia.................................66.1 million pounds
                                    European Community....................... 45.8 million pounds
                                    Other Countries...........................11.0 million pounds

                  "If entered during the period from June 1, 2000, through May 31, 2001, inclusive....:"

                                    Australia.................................70.1 million pounds
                                    European Community........................60.7 million pounds
                                    Other Countries...........................11.7 million pounds

     Based on information reported from the U.S. Customs Service, the E.U. had imported all of its quota for the year ended June 1, 2000, by the end of July, 1999. The Company believes that a portion of this E.U. gluten may be warehoused for sale throughout the quota year.

     During the next two years and beyond the Company plans to intensify its focus on increasing the sales and production of specialty wheat proteins since those niche products are expected to be able to compete more effectively with increased foreign imports following the end of the annual quotas in 2001.

     The Company's sales of vital wheat gluten during 1999 increased approximately 32% over gluten sales in fiscal 1998 as the Company increased production to respond to the market requirements resulting from the gluten import quotas. This increased production and relatively low grain prices enabled the Company's gluten operations to contribute to the Company's overall profitability for 1999.

Premium Wheat Starch

     Wheat starch constitutes the carbohydrate-bearing portion of wheat flour. The Company produces a pure white premium wheat starch powder by extracting the starch from the starch slurry substantially free of all impurities and fibers and then by spray, flash or drum drying the starch. Premium wheat starch differs from low grade or

B wheat starches which are extracted along with impuritiB starches since its integrated processing facilities are able to process the remaining slurry after the extraction o es and fibers and are used primarily as a binding agent for industrial applications such as the manufacture of charcoal briquettes. The Company does not produce low grade or premium wheat starch into alcohol, animal feed and carbon dioxide. Premium wheat starch differs from corn starch in its granular structure, color, granular size and name identification.

     A substantial portion of the Company's premium wheat starch is also altered during processing to produce certain unique modified and specialty wheat starches designed for special applications in niche markets.

     The Company's premium wheat starches are used primarily as an additive in a variety of food products to affect their appearance, texture, tenderness, taste, palatability, cooking temperature, stability, viscosity, binding and freeze-thaw characteristics. Important physical properties contributed by wheat starch include whiteness, clean flavor, viscosity and texture. For example, the Company's starches are used to improve the taste and mouth feel of cream puffs, eclairs, puddings, pie fillings, breadings and batters; to improve the size, symmetry and taste of angel food cakes; to alter the viscosity of soups, sauces and gravies; to improve the freeze-thaw stability and shelf life of fruit pies and other frozen foods; to improve moisture retention in microwavable foods; and to add stability and to improve spreadability in frostings, mixes, glazes and sugar coatings. The Company's modified and specialty starches are also sold for a number of industrial and non-food applications, which include uses in the manufacture of adhesives, paper coatings and carbonless paper.

     The Company's premium wheat starch is sold nationwide to food processors and distributors and for export, with the bulk of international sales going to Japan, Mexico and East Asian countries which do not have wheat-based economies.

     The Company believes that it is the largest producer of premium wheat starch in the United States. Although wheat starch enjoys a relatively small portion of the total United States starch market, the market is one which has experienced substantial growth over the years. Growth in the wheat starch market reflects a growing appreciation for the unique characteristics of wheat starch which provide it with a number of advantages over corn and other starches for certain baking and other end uses. The Company has developed a number of different modified and specialty wheat starches and continues to explore the development of additional starch products with the view to increasing sales of value added modified and specialty starches.

     Premium wheat starch competes primarily with corn starch, which dominates the United States market. Competition is based upon price, name, color and differing granular and chemical characteristics which affect the food product in which it is used. Premium wheat starch prices usually enjoy a price premium over corn starches and low grade wheat starches. Wheat starch price fluctuations generally track the fluctuations in the corn starch market, except in the case of modified and specialty wheat starches. The wheat starch market also usually permits pricing consistent with costs which affect the industry in general, including increased grain costs. The Company's strategy is to market its premium wheat starches in special market niches where the unique characteristics of premium wheat starch or one of the Company's modified and specialty wheat starches are better suited to a customer's requirements for a specific use.

     Starch sales and profitability for 1999 were relatively flat with those results for 1998, due primarily to a decline in unit sales in the first two quarters of fiscal 1999 that was recovered in the second half of the year in response to increased demand.

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

Food Grade Alcohol

     Beverage Alcohol. Food grade beverage alcohol consists primarily of grain neutral spirits and gin. Grain neutral spirits is sold in bulk or processed into vodka and gin and sold in bulk quantities at various proof concentrations to bottlers and rectifiers, which further process the alcohol for sale to consumers under numerous labels.

     The Company believes that in terms of fiscal 1999 net sales, it is one of the two largest bulk sellers of grain neutral spirits, vodka and gin in the United States. The Company's principal competitors in the beverage alcohol market are Grain Processing Company of Muscatine, Iowa and Archer Daniels Midland of Decatur, Illinois. Beginning in 1997 competition in beverage markets increased significantly as producers of fuel grade alcohol converted portions of fuel grade production into food grade production. Competition is based primarily upon price and service, and in the case of gin, formulation. The Company believes that the centralized location of its Illinois and Kansas distilleries and the capacity of its dual production facilities combine to provide the Company with a customer service advantage within the industry.

     Food Grade Industrial Alcohol. Food grade alcohol which is not sold as beverage alcohol is marketed as food grade industrial alcohol. Food grade industrial alcohol is sold as an ingredient in foods (e.g., vinegar and food flavorings), personal care products (e.g., hair sprays and deodorants), cleaning solutions, biocides, insecticides, fungicides, pharmaceuticals, and a variety of other products. Although grain alcohol is chemically the same as petroleum-based or synthetic alcohol, certain customers prefer a natural grain-based alcohol. Food grade industrial alcohol is sold in tank truck or rail car quantities direct to a number of industrial processors from both the Atchison and Pekin plants.

     The Company is a minor competitor in the total United States market for food grade industrial alcohol, which is dominated by petroleum-based or synthetic alcohol. Food grade industrial alcohol prices are normally consistent with prices for synthetic industrial alcohol.

     Food grade industrial and beverage alcohol sales declined by approximately $13.4 million during 1998 due primarily to continuing decreased demand, lower selling prices and increased food grade production capacity throughout the industry. Although the effects of declining sales were partially offset by reduced grain prices, food grade results for 1999 had a significant negative impact on the Company's 1999 profitability. The increased industry- wide capacity for food grade alcohol is due to a large scale conversion of fuel grade distillation equipment into food grade production because of an abundance of fuel grade capacity that was constructed in the early 1990s in anticipation of the implementation of Clean Air Act regulations mandating ethanol use that were subsequently reversed by court order.

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

     The Kansas Qualified Agricultural Ethyl Alcohol Producer Incentive Fund, which expires in 2001, provides incentives for sales of ethanol produced in Kansas to gasoline blenders. Fiscal 1999 payments to the Company out of the fund totaled $365,000 for the ethanol produced by the Company at the Atchison plant during that year.

     The fuel grade alcohol market is dominated by Archer Daniels Midland, with the Company's being the smaller of a few other larger second tier ethanol producers. The Company competes with other producers of fuel grade alcohol on the basis of price and delivery service.

     Fuel grade alcohol sales increased by 6.5 % during 1999 as demand for food grade alcohol continued to decline. At the same time fuel alcohol prices continued to decrease due to continued excess industry-wide capacity. Although grain costs also remained low, the drop in fuel alcohol prices continued to negatively impact the Company's overall profitability.

Alcohol By-Products

     The bulk of fiscal 1999 sales of alcohol by-products consisted of distillers feeds. Distillers feeds are the residue of corn, milo and wheat from alcohol processing operations. The residue is dried and sold primarily to processors of animal feeds as a high protein additive. The Company competes with other distillers of alcohol as well as a number of other producers of animal food additives in the sale of distillers feeds and mill feeds.

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

     Sales of alcohol by-products during fiscal 1999 declined by 24% relative to 1998 sales, due primarily to lower selling prices that resulted from lower grain prices.

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

Transportation

     The Company's output is transported to customers by truck, rail and barge transportation equipment, most of which is provided by common carriers through arrangements made by the Company. The Company leases 389 rail cars which may be dispatched on short notice. Shipment by barge is offered to customers through barge loading facilities on the Missouri and Illinois Rivers. The barge facility on the Illinois River is adjacent to the Pekin plant and owned by the Company. The facility on the Missouri River, which is not company-owned, is approximately one mile from the Atchison plant.

Raw Materials

     The Company's principal raw material is grain, consisting of wheat which is processed into all of the Company's products and corn and milo which are processed into alcohol, animal feed and carbon dioxide. Grain is purchased directly from surrounding farms, primarily at harvest time, and throughout the year from grain elevators. Historically, the cost of grain is subject to substantial fluctuations depending upon a number of factors which affect commodity prices in general, including crop conditions, weather, government programs, and purchases by foreign governments. Such variations in grain prices have had and are expected to have from time to time significant adverse effects on the results of the Company's operations. This is primarily due to a variety of factors. It has been difficult in recent years for the Company to compensate for increases in grain costs through adjustments in prices charged for the Company's vital wheat gluten due to the surge of Subsidized E.U. wheat gluten whose artificially low prices are not affected by such costs. Although the three-year quota on imports of wheat gluten is beginning to alleviate this condition, no assurance can be given that the effect will be uniform throughout each crop year covered by the quota or that the market will otherwise adjust. For example, violations of the quota by the E.U. during the first year of the quota significantly reduced the beneficial effects of the quota in 1999. Also, fuel grade alcohol prices, which historically have tracked the cost of gasoline, do not usually adjust to rising grain costs. Excess industry-wide alcohol capacities have also depressed alcohol selling prices below historically normal margins.

     During fiscal 1999 Kansas City market prices for grain continued to decline. At June 30, 1999, the price per average bushel for corn and milo was $2.02 and the price for a bushel of wheat was $2.67. At June 30, 1998, corn and milo average market prices were $2.40 and the average wheat price was $3.05. Although a return to more normal grain prices contributed to the Company's positive earnings in 1999, excess industry-wide alcohol capacities continued to restrict the ability of the company to adjust the price of its alcohol to compensate for grain and other production costs.


     The Company engages in the purchase of commodity futures to hedge economic risks associated with fluctuating grain and grain products prices. During fiscal 1999, the Company hedged approximately 34% of corn processed compared to 23% in 1998 and 42% of wheat processed compared to 37% in 1998. The contracts are accounted for as hedges and, accordingly, gains and losses are deferred and recognized in cost of sales as part of contract costs when contract positions are settled and related products are sold. For fiscal 1999, raw material costs included a net loss of approximately $3.4 million on contracts settled during the year compared to a net gain of $243,000 for fiscal 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" in the Annual Report.

Energy

     Because energy comprises a major cost of operations, the Company seeks to assure the availability of fuels for the Pekin and Atchison plants at competitive prices.

     All of the natural gas demand for the Atchison plant is procured in the open market from various suppliers. Depending on existing market conditions, the Company has the ability to transport the gas through a gas pipeline owned by a wholly-owned subsidiary of the Company. The Atchison boilers may also be oil fired.
                                        9

     In 1995 the Company entered into a long-term arrangement with an Illinois utility to satisfy the energy needs of the Pekin, Illinois plant. Under the arrangement, the utility constructed a new gas fired electric and steam generating facility on ground leased from the Company. The utility sells steam and electricity to the Company, generally at fixed rates, using gas procured by the Company.

Employees

     As of June 30, 1999, the Company had 426 employees, 277 of whom are covered by two collective bargaining agreements with one labor union. One agreement, that expires on August 31, 2002, covers 181 employees at the Atchison Plant. The other agreement, that expires in November, 2000, covers 96 employees at the Pekin plant. As of June 30, 1998, the Company had 421 employees.

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

     Except as otherwise reflected under Item 1, the facilities mentioned above are generally in good operating condition, are currently in normal operation, are generally suitable and adequate for the business activity conducted therein, and have productive capacities sufficient to maintain prior levels of production. Except as otherwise reflected under Item 1, all of the plants, warehouses and office facilities are owned. Although none are subject to any major
                                       10

encumbrance, the Company has entered into loan agreements which contain covenants against the pledging of such facilities to others. The Company also owns transportation equipment and a gas pipeline described under Transportation and Energy.

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

     The Company has filed an Answer before the Board admitting that compliance tests have shown particulate emissions in excess of the limits set forth in the construction permits, but denying the remainder of the State's claims. Since the time operational problems were discovered with the dryers' pollution control equipment, the Company has been conferring and negotiating with the Agency on the issues involved in the Complaint. The Company has submitted an application to the Agency for construction of new pollution control equipment for the dryers, at an estimated cost of approximately $1.0 million. It is anticipated that the new equipment will bring emissions into compliance with all applicable limitations. The Company is currently engaged in supplementing its application with additional information that has been requested by the Agency.

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

     There are no other legal proceedings pending as of June 30, 1999 which the Company believes to be material. Legal proceedings which are pending, including the proceeding with the Illinois Environmental Protection Agency described above, are believed by the Company to consist of matters normally incident to the business conducted by the Company and taken together do not appear material.

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

     The following table below reflects the high and low closing prices of the Common Stock for each quarter of fiscal 1999 and 1998 Cash dividends have not been paid since the end of 1995.

                                                                                           Sales Price
                                                                                           -----------
                                                                                         High       Low
                                                                                         ----       ---
     1999:
         First Quarter.............................................................    $ 14.63    $ 10.00
         Second Quarter............................................................      14.75      10.25
         Third Quarter.............................................................      14.63      10.00
         Fourth Quarter............................................................      11.63       9.00

     1998:
         First Quarter.............................................................    $ 15.13    $ 12.50
         Second Quarter...........................................................       14.63      11.88
         Third Quarter............................................................       15.75      12.00
         Fourth Quarter............................................................      15.00      12.00

     At June 30, 1999 there were approximately 1,000 holders of record of the Company's Common Stock. It is believed that the Common Stock is held by more than 2,000 beneficial owners.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Incorporated by reference to the information under Managements Discussion and Analysis of Financial Condition and Results of Operations - Market Risk on pages 23 of the Annual Report, copies of which page is included in Exhibit 10(c) to this Report.

Item 8.  Financial Statements and Supplementary Data.

     Incorporated by reference to the consolidated financial statements and related notes on pages 25 through 36 of the Annual Report, copies of which pages are included in Exhibit 10(c) to this Report.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

         The directors and executive officers of the Company are as follows:

Name                                     Age             Position
----                                     ---             --------

Cloud L. Cray, Jr.                       76              Chairman of the Board and Director

Laidacker M. Seaberg                     53              President, Chief Executive Officer and Director

Sukh Bassi, Ph.D.                        58              Vice President - Specialty Ingredients Marketing and Sales,
                                                         and Research and Development

Robert G. Booe                           62              Vice President - Finance and Administration, Controller,
                                                         Treasurer and Chief Financial Officer

Gerald Lasater                           61              Vice President - Export Marketing and Sales

Marta L. Myers                           39              Secretary and Administrative Assistant to the President

Randy M. Schrick                         49              Vice President - Operations and Director

Dennis E. Sprague                        53              Vice President - Corporate Marketing and Sales

Michael Braude                           63              Director

F.D. "Fran" Jabara                       74              Director

Robert J. Reintjes                       67              Director

Daryl R. Schaller, Ph.D.                 55              Director

Eleanor B. Schwartz, D.B.A.              62              Director

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

     Dr. Bassi has served as Vice President of Research and Development since 1985, and Vice President - Specialty Ingredients Marketing and Sales since 1998. He previously served as Technical Director from 1989 to 1998 and Vice President
- Vital Wheat Gluten Marketing from 1992 to 1998. From 1981 to 1992 he was Manager of the Vital Wheat Gluten Strategic Business Unit. He was previously a professor of biology at Benedictine College for ten years.

     Mr. Booe has served as Vice President, Treasurer and Chief Financial Officer of the Company since 1988. He joined the Company in 1966 as its Treasurer and became the Controller and Treasurer in 1980. In 1992 he was assigned the additional task of Vice President - Administration.

     Mr. Lasater joined the Company in 1962. He has served as Vice President - Export Marketing and Sales since 1998. Previously, he served as Vice President - Starch Marketing from 1992 to 1998. Prior to that he served as Vice President in charge of the Wheat Starch Strategic Business Unit.

     Ms. Myers joined the Company in 1996. She has served as Secretary since October 1996 and as Administrative Assistant to the President since 1999. Previously she was executive secretary for Superintendent of Schools for Unified School District 409, Atchison, Kansas.

     Mr. Schrick, a Director since 1987, joined the Company in 1973. He has served as Vice President - Operations since 1992. From 1984 to 1992 he served as Vice President and General Manager of the Pekin plant. From 1982 to 1984 he was the Plant Manager of the Pekin Plant. Prior to 1982, he was Production Manager at the Atchison plant.

     Mr. Sprague joined the Company in October 1998. Since then he has served as Vice President - Corporate Marketing and Sales. Previously he held a variety of management, sales and plant operations positions with Joseph E. Seagrams & Sons, Inc.

     Mr. Braude has been a Director since 1991 and is a member of the Audit, Human Resources and Nominating Committees. He has been the President and Chief Executive Officer of the Kansas City Board of Trade, a commodity futures exchange, since 1984. Previously he was Executive Vice President of American Bank & Trust Company of Kansas City. Mr. Braude is a director of NPC International, Inc., an operator of numerous Pizza Hut and other quick service restaurants throughout the United States, Country Club Bank, Kansas City, Missouri and National Futures Association, a member and immediate Past Chairman of the National Grain Trade Council and a trustee of the University of Missouri-Kansas City and of Midwest Research Institute.

     Mr. Jabara has been a director since October 6, 1995, and is Chairman of the Audit Committee and a member of the Human Resources and Nominating Committees. He is President of Jabara Ventures Group, a venture capital firm. From September 1949 to August 1989 he was a distinguished professor of business at Wichita State University, Wichita, Kansas. He is also a director of Commerce Bank, Wichita, Kansas and NPC International, Inc., an operator of numerous Pizza Hut and other quick service restaurants throughout the United States.

     Mr. Reintjes has been a director since 1986, and is Chairman of the Nominating Committee and a member of the Human Resources and Audit Committees. He has served as President of Geo. P. Reintjes Co., Inc., of Kansas City, Missouri, for the past 23 years. The Geo. P. Reintjes Co., Inc. is engaged in the business of refractory construction. He is a director of Butler Manufacturing Company, a manufacturer of pre-engineered buildings, and Commerce Bank of Kansas City.

     Dr. Schaller has been a director since October, 1997, and is Chairman of the Human Resources Committee and a member of the Audit Committee. He retired from Kellogg Co. in 1996 after 25 years of service. He served Kellogg as its Senior Vice President -- Scientific Affairs from 1994, and previously was Senior Vice President -- Research, Quality and Nutrition for Kellogg. He is also a director of Iams Company, a producer of pet foods, and of Cancer Research Foundation of America.

     Dr. Schwartz has been a director since June 3, 1993. She is a member of the Audit and Human Resources Committees. She has been a professor of Business & Administration for the University of Missouri-Kansas City since 1999. She was Chancellor of the University of Missouri-Kansas City from May 1992 to February, 1999, the Interim Chancellor from September 1991 to May 1992, and was previously the Vice Chancellor for Academic Affairs. She is a Trustee of Midwest Research Institute and a director of each of the funds in The United Group of Mutual Funds, Target/The United Funds, Inc. and Waddell & Reed Funds, Inc. Dr. Schwartz plans to retire from the Board at the end of her current term, which expires at the time of the 1999 annual meeting of stockholders.

     The Board of Directors is divided into two groups (Groups A and B) and three classes. Group A directors are elected by the holders of Common Stock and Group B directors are elected by the holders of Preferred Stock. One class of directors is elected at each annual meeting of stockholders for three-year terms. The present directors' terms of office expire as follows:

       Group A Directors          Term Expires              Group B Directors          Term Expires
       -----------------          ------------              -----------------          ------------

       Mr. Jabara                     2000                  Mr. Cray, Jr.                  2001
       Dr. Schaller                   2000                  Mr. Reintjes                   2001
       Dr. Schwartz                   1999                  Mr. Braude                     2000
                                                            Mr. Schrick                    1999
                                                            Mr. Seaberg                    1999

Item 11.   Executive Compensation.

     Incorporated by reference to the information under "Executive Compensation" on pages 6 through 10 of the Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

     Incorporated by reference to the information under "Principal Stockholders" beginning on page 11 and 12 of the Proxy Statement.


Item 13.   Certain Relationships and Related Transactions.

           None.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

           The following documents are filed as part of this report:

                 (a) Financial Statements:

                     Auditors' Report on Financial Statements.
                     Consolidated Balance Sheets at June 30, 1999 and 1998. Consolidated Statements of Income - for the Three Years
                       Ended June 30, 1999, 1998 and 1997.
                     Consolidated Statements of Stockholders' Equity for the
                       Three Years Ended June 30, 1999, 1998 and 1997.
                     Consolidated Statements of Cash Flow - for the Three Years
                       Ended June 30, 1999, 1998 and 1997.
                     Notes to Consolidated Financial Statements.

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

     4(c) Copy of Fourth Amended Line of Credit Loan Agreement providing for the Issuance of a Line of Credit Note in the amount of $27,000,000 (incorporated by reference to Exhibit 4(c) to the Company's Report on Form 10-K for the year ended June 30, 1998).

Exhibit No.         Description
----------          -----------

     4(d) Copy of Line of Credit Note Under Fourth Amended Line of Credit Loan Agreement (incorporated by reference to Exhibit 4(d) to the Company's Report on Form 10-K for the year ended June 30, 1998) .

     9(a) Copy of Cray Family Trust (Incorporated by reference to Exhibit 1 of Amendment No. 1 to Schedule 13D of Cloud L. Cray, Jr. dated November 17, 1995).

     10(a) Summary of informal cash bonus plan (incorporated by reference to the summary contained in the Company's Proxy Statement dated September 17, 1999, which is incorporated by reference into Part III of this Form 10-K).

     10(b) Executive Stock Bonus Plan as amended June 15, 1992 (incorporated by reference to Exhibit 10(b) to the Company's Form 10-K for the year ended June 30, 1992).

     10(c) Information contained in the Midwest Grain Products, Inc. 1999 Annual Report to Stockholders that is incorporated herein by reference.

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

     10(g) Copy of Midwest Grain Products, Inc. 1998 Stock Incentive Plan for Salaried Employees (incorporated by reference to Appendix A to the Company's Notice of Annual Meeting and Proxy Statement dated September 17, 1999, filed with the Securities and Exchange Commission on September 15, 1999).

     10(h) Form of Stock Option with respect to stock options granted under the Midwest Grain Products, Inc. 1998 Stock Incentive Plan for Salaried Employees (incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the year ended June 30, 1996).

     22 Subsidiaries of the Company other than insignificant subsidiaries:

                                                     State of Incorporation
        Subsidiary                                       or Organization
        ----------                                   ----------------------

        Midwest Grain Pipeline, Inc.                        Kansas
        Midwest Grain Products of Illinois, Inc.           Illinois
        Midwest Purchasing Company, Inc.                   Illinois

    23 Consent of Baird, Kurt & Dobson.

    25 Powers of Attorney executed by all officers and directors of the Company who have signed this report on Form 10-K (incorporated by reference to the signature pages of this report).

     27 Midwest Grain Products Financial Data Schedule at June 30, 1999 and for the year then ended.

     No reports on Form 8-K have been filed during the quarter ended June 30, 1999.

                                   SIGNATURES

     Pursuant to requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Atchison, State of Kansas, on this 17 th day of September, 1999.

                                           MIDWEST GRAIN PRODUCTS, INC.

                                           By  s/Laidacker M. Seaberg
                                               -------------------------------
                                               Laidacker M. Seaberg, President

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

            Name                               Title                                       Date
            ----                               -----                                       ----
/s/ Laidacker M. Seaberg                President (Principal
------------------------
    Laidacker M. Seaberg                Executive Officer) and Director             September 17, 1999

/s/ Robert G. Booe                      Vice President, Treasurer
------------------
    Robert G. Booe                      and Controller (Principal
                                        Financial and Accounting Officer)           September 17, 1999
/s/ Michael Braude
------------------
    Michael Braude                      Director                                    September 17, 1999

/s/ Cloud L. Cray, Jr.                  Director
----------------------
    Cloud L. Cray, Jr.                                                              September 17, 1999

/s/ F. D. Jabara                        Director
----------------
    F. D. "Fran" Jabara                                                             September 17, 1999



/s/ Robert J. Reintjes                  Director
----------------------
    Robert J. Reintjes                                                              September 17, 1999

/s/ Randy M. Schrick                    Director                                    September 17, 1999
--------------------
    Randy M. Schrick

/s/ Daryl R. Schaller                   Director
---------------------
    Daryl  R. Schaller                                                              September 17, 1999

/s/ Eleanor B. Schwartz                 Director                                    September 17, 1999
-----------------------
    Eleanor B. Schwartz

                          MIDWEST GRAIN PRODUCTS, INC.

                   Consolidated Financial Statement Schedules
                                   (Form 10-K)

                          June 30, 1999, 1998 and 1997

                         (With Auditors' Report Thereon)

 [LOGO]

Baird, Kurtz & Dobson
City Center Square
1100 Main Street, Suite 2700                       816 221-6300
Kansas City, Missouri 64105-2112               FAX 816 221-6380
www.bkd.com


                        REPORT OF INDEPENDENT ACCOUNTANTS

                         ON FINANCIAL STATEMENT SCHEDULE



Board of Directors and Stockholders
Midwest Grain Products, Inc.
Atchison, Kansas


     In connection with our audit of the consolidated financial statements of MIDWEST GRAIN PRODUCTS, INC. for each of the three years in the period ended June 30, 1999, we have also audited the following financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits of the basic financial statements. The schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the consolidated financial statements.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                               S/BAIRD, KURTZ & DOBSON


Kansas City, Missouri
July 30, 1999                                  Solutions for Success
Member of Moores Rowland International


                          MIDWEST GRAIN PRODUCTS, INC.
                     VIII. VALUATION AND QUALIFYING ACCOUNTS



                               Additions
                          ___________________
                 Balance, Charged to  Charged            Balance,
                Beginning Costs and  to Other Deductions  End of
                of Period  Expenses  Accounts Write-Offs  Period
                _________ __________ _________ _________ ________
                                 (In Thousands)

Year Ended
 June 30, 1999
  Allowance for
   doubtful
   accounts        $285    $1,037       --       $1,037    $285
                   ====    ======     ======     ======    ====

Year Ended
 June 30, 1998
  Allowance for
   doubtful
   accounts        $285    $   53       --       $   53    $285
                   ====    ======     ======     ======    ====

Year Ended
 June 30, 1997
  Allowance for
   doubtful
   accounts        $285    $   49       --       $   49    $285
                   ====    ======     ======     ======    ====


                                  EXHIBIT INDEX

Exhibit No.             Description
-----------             -----------

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

     4(c) Copy of Fourth Amended Line of Credit Loan Agreement providing for the Issuance of a Line of Credit Note in the amount of $27,000,000 (incorporated by reference to Exhibit 4(c) to the Company's Report on Form 10-K for the year ended June 30, 1998).

     4(d) Copy of Line of Credit Note Under Fourth Amended Line of Credit Loan Agreement (incorporated by reference to Exhibit 4(d) to the Company's Report on Form 10-K for the year ended June 30, 1998) .

     9(a) Copy of Cray Family Trust (Incorporated by reference to Exhibit 1 of Amendment No. 1 to Schedule 13D of Cloud L. Cray, Jr. dated November 17, 1995).

     10(a) Summary of informal cash bonus plan (incorporated by reference to the summary contained in the Company's Proxy Statement dated September 17, 1999, which is incorporated by reference into Part III of this Form 10-K).

     10(b) Executive Stock Bonus Plan as amended June 15, 1992 (incorporated by reference to Exhibit 10(b) to the Company's Form 10-K for the year ended June 30, 1992).

     10(c) Information contained in the Midwest Grain Products, Inc. 1999 Annual Report to Stockholders that is incorporated herein by reference.

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

Exhibit No.             Description
-----------             -----------

     10(g) Copy of Midwest Grain Products, Inc. 1998 Stock Incentive Plan for Salaried Employees (incorporated by reference to Appendix A to the Company's Notice of Annual Meeting and Proxy Statement dated September 17, 1999, filed with the Securities and Exchange Commission on September 15, 1999).

     10(h) Form of Stock Option with respect to stock options granted under the Midwest Grain Products, Inc. 1998 Stock Incentive Plan for Salaried Employees (incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the year ended June 30, 1996).

     22 Subsidiaries of the Company other than insignificant subsidiaries:

                                                      State of Incorporation
        Subsidiary                                       or Organization
        ----------                                    ----------------------

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

     27 Midwest Grain Products Financial Data Schedule at June 30, 1999 and for the year then ended.