Form 10-Q
period 1999-09-30
MIDWEST GRAIN PRODUCTS INC
filed 1999-11-12
CIK 835011

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For Quarter Ended September 30, 1999 - Commission File No. 0-17196



                          MIDWEST GRAIN PRODUCTS, INC.
             _____________________________________________________
             (Exact Name of Registrant as Specified in Its Charter)




          KANSAS                                        48-0531200
_______________________________                     __________________
(State or Other Jurisdiction of                        IRS Employer
Incorporation or Organization)                      Identification No.


                    1300 Main Street, Atchison, Kansas 66002
               ___________________________________________________
              (Address of Principal Executive Offices and Zip Code)


                                 (913) 367-1480
              ___________________________________________________
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.
                                                              X YES ____NO
Indicate  the  number of
shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        Common stock, no par value
                       9,437,672 shares outstanding
                          as of November 1, 1999

                                      INDEX


PART I.  FINANCIAL INFORMATION
                                                                            Page

         Item 1.    Financial Statements
                    ____________________

               Independent Accountants' Review Report...................      2

               Condensed Consolidated Balance Sheets as of
               September 30, 1999 and June 30, 1999.....................      3

               Condensed Consolidated Statements of Income for
               the Three Months Ended September 30, 1999 and 1998.......      5

               Condensed Consolidated Statements of Cash Flows for
               the Three Months Ended September 30, 1999 and 1998.......      6

               Notes to Condensed Consolidated Financial Statements.....      7

         Item 2.    Management's Discussion and Analysis of Financial
                    _________________________________________________
                        Condition and Results of Operations.............      8
                        ___________________________________

         Item 3.    Quantitative and Qualitative Disclosures
                    ________________________________________
                        About Market Risk...............................     11
                        _________________


PART II.  OTHER INFORMATION

         Item 4.    Submission of Matters to a Vote of Security Holders..    12
                    ___________________________________________________

         Item 6.    Exhibits and Reports on Form 8-K.....................    12
                    ________________________________

 [LOGO]

 Baird, Kurtz & Dobson
                                                             City Center Square
                                                          1100 Main, Suite 2700
                                                    Kansas City, Missouri 64105
                                                  816 221-6300 FAX 816 221-6380
                                                                    www.bkd.com

                     Independent Accountants' Review Report
                     ______________________________________


Board of Directors and Stockholders
Midwest Grain Products, Inc.
Atchison, Kansas   66002

     We have reviewed the accompanying condensed consolidated balance sheet of MIDWEST GRAIN PRODUCTS, INC. and subsidiaries as of September 30, 1999, and the related condensed consolidated statements of income for the three month periods ended September 30, 1999 and 1998, and the related condensed consolidated statements of cash flows for the three-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and, in our report dated July 30, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
                             s/Baird, Kurtz & Dobson
                              BAIRD, KURTZ & DOBSON
Member of
Moores Rowland International

Kansas City, Missouri
October 28, 1999


                                                 Solutions for Success

                          MIDWEST GRAIN PRODUCTS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)


                                     ASSETS

                                                                                    September 30,         June 30,
                                                                                             1999           1999
                                                                                    _____________      ____________
                                                                                       (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                                        $      1,582     $      4,054
     Receivables                                                                            28,163           26,656
     Inventories                                                                            24,598           24,450
     Prepaid expenses                                                                        1,726            1,174
     Deferred income taxes                                                                   3,034            3,034
                                                                                      ____________     ____________
                 Total Current Assets                                                       59,103           59,368
                                                                                      ____________     ____________


PROPERTY AND EQUIPMENT, At cost                                                            225,644          224,381
     Less accumulated depreciation                                                         129,844          126,465
                                                                                      ____________     ____________
                                                                                            95,800           97,916
                                                                                      ____________     ____________

OTHER ASSETS                                                                                   137               86
                                                                                      ____________     ____________

                                                                                      $    155,040     $    157,370
                                                                                      ============     ============














See Accompanying Notes to Condensed Consolidated Financial
    Statements and Independent Accountants' Review Report

                          MIDWEST GRAIN PRODUCTS, INC.

                                 (In Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                    September 30,        June 30,
                                                                                            1999            1999
                                                                                    ______________       __________
                                                                                       (Unaudited)
CURRENT LIABILITIES
     Note payable                                                                    $      1,000
     Current maturities of long-term debt                                                   2,477      $      2,433
     Accounts payable                                                                      10,096             9,129
     Accrued expenses                                                                       1,952             4,296
     Income taxes payable                                                                     947               457
                                                                                     ____________      ____________
                 Total Current Liabilities                                                 16,472            16,315
                                                                                     ____________      ____________

LONG-TERM DEBT                                                                             18,764            21,099
                                                                                     ____________      ____________

POST-RETIREMENT BENEFITS                                                                    6,302             6,312
                                                                                     ____________      ____________

DEFERRED INCOME TAXES                                                                       8,199             8,199
                                                                                     ____________      ____________

STOCKHOLDERS' EQUITY
     Capital stock
        Preferred, 5% noncumulative, $10 par value; authorized
           1,000 shares; issued and outstanding 437 shares                                      4                 4
        Common, no par; authorized 20,000,000 shares; issued
           9,765,172 shares                                                                 6,715             6,715
     Additional paid-in capital                                                             2,485             2,485
     Retained earnings                                                                     99,934            99,183
                                                                                      ___________      ____________
                                                                                          109,138           108,387
     Treasury stock, at cost
        Common;
           September 30, 1999 - 327,500 shares
           June 30, 1999 - 239,100 shares                                                  (3,835)           (2,942)
                                                                                      ____________     _____________
                                                                                          105,303           105,445
                                                                                      ____________     _____________

Total liabilities and stockholders' equity                                           $    155,040      $    157,370
                                                                                     ============      ============

See Accompanying Notes to Condensed Consolidated Financial
    Statements and Independent Accountants' Review Report

                          MIDWEST GRAIN PRODUCTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)

                                                                                            1999           1998
                                                                                         _________      __________
                                                                                             (in thousands)


NET SALES                                                                               $   54,975      $   51,938

COST OF SALES                                                                               50,750          47,509
                                                                                        __________      __________

GROSS PROFIT                                                                                 4,225           4,429

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                                 2,680           2,906
                                                                                        __________      __________
                                                                                             1,545           1,523

OTHER OPERATING INCOME                                                                          20              41
                                                                                        __________      __________

INCOME FROM OPERATIONS                                                                       1,565           1,564

OTHER INCOME (LOSS) NET
     Interest                                                                                 (389)           (525)
     Other                                                                                      65              62
                                                                                       ____________     ___________

INCOME BEFORE INCOME TAXES                                                                   1,241           1,101

PROVISION FOR INCOME TAXES                                                                     490             435
                                                                                       ___________      ___________

NET INCOME                                                                              $      751      $      666
                                                                                       ===========      ===========

EARNINGS PER COMMON SHARE                                                               $    0.08       $    0.07
                                                                                       ===========      ===========






See Accompanying Notes to Condensed Consolidated Financial
    Statements and Independent Accountants' Review Report

                          MIDWEST GRAIN PRODUCTS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS CASH FLOWS

                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)

                                                                                            1998            1997
                                                                                        ___________     __________
                                                                                              (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                         $      751      $      666
     Items not requiring (providing) cash:
        Depreciation                                                                         3,379           3,398
        Gain on sale of equipment                                                                               (3)
     Changes in:
        Accounts receivable                                                                 (1,507)          1,865
        Inventories                                                                           (148)         (5,667)
        Prepaid expenses                                                                      (552)           (587)
        Accounts payable                                                                     1,118          (1,454)
        Accrued expenses                                                                    (2,344)         (1,290)
        Income taxes payable                                                                   490             436
        Other                                                                                  (61)
                                                                                        ___________      __________
                 Net cash provided by (used in) operating activities                         1,126          (2,636)
                                                                                        ___________      __________

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment                                                    (1,259)         (1,499)
     Proceeds from sale of equipment                                                                             5
                                                                                        ___________      __________
                 Net cash used in investing activities                                      (1,259)         (1,494)
                                                                                        ___________      __________

CASH FLOWS FROM FINANCING ACTIVITIES
     Purchase of treasury stock                                                             (1,048)
     Advances on notes payable                                                               1,000           2,000
     Payments on of long-term debt                                                          (2,291)         (2,289)
                                                                                        ___________      __________
                 Net cash used in financing activities                                      (2,339)           (289)
                                                                                        ___________      __________

DECREASE IN CASH AND CASH EQUIVALENTS                                                       (2,472)         (4,419)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               4,054           4,723
                                                                                        ___________     ___________

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $    1,582      $      304
                                                                                        ===========     ===========


See Accompanying Notes to Condensed Consolidated Financial
    Statements and Independent Accountants' Review Report

                          MIDWEST GRAIN PRODUCTS, INC.

               NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED SEPTEMBER 30, 1999

                                   (Unaudited)



NOTE:  GENERAL

     In  the  opinion  of  management,   the  accompanying  unaudited  condensed
consolidated financial statements contain all adjustments necessary to present fairly the Company's condensed consolidated financial position as of September 30, 1999, and the condensed consolidated results of its operations and its cash flows for the periods ended September 30, 1999 and 1998, and are of a normal recurring nature.
































See Independent Accountants Review Report

                          MIDWEST GRAIN PRODUCTS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      THREE MONTHS ENDED SEPTEMBER 30, 1999

RESULTS OF OPERATIONS

General

The Company's net income of $751,000 in the first quarter of fiscal 2000 represented an increase compared to the net income of $666,000 that was experienced in the first quarter of fiscal 1999. The increase was principally due to the effects of heightened demand for the Company's vital wheat gluten and specialty and modified wheat proteins and wheat starches, together with lower raw material costs for grain. These conditions partially offset the impact of reduced selling prices for the Company's alcohol products resulting from the continuation of excess alcohol supplies throughout the industry. To improve alcohol production efficiencies long-term, the Company is proceeding with plans to install new distillation equipment at its Atchison plant. The project is scheduled for completion by the end of fiscal 2000 and is expected to further enhance the Company's high quality food grade alcohol.

The realization of even greater demand for wheat gluten in the first quarter was prevented by a huge surge of gluten imports from the European Union (E.U.) just before the start of the quarter. During the month of June 1999, which marked the opening of the second year of a three-year annual quota on imports of foreign gluten, the E.U.'s entire second year allocation of 45 million pounds entered the United States market. This situation reduced the Company's potential to increase gluten sales at a more accelerated rate in the first quarter. However, conditions allowing the Company to build a greater presence in the gluten market during much of the remainder of fiscal 2000 should materialize. In addition, the Company expects to realize continued growth in sales of its specialty wheat proteins, which are derived from wheat gluten and marketed for use in a variety of value-added food and non-food applications.

First quarter sales of wheat starch were boosted largely by heightened demand for the Company's modified and specialty starches. To further serve customers' requirements for these unique ingredients, the Company has just completed the installation of additional production capacity in Atchison.

Sales

Net sales in the first quarter of fiscal 2000 increased by approximately $3.0 million compared to net sales in the first quarter of fiscal 1999. The increase resulted from higher sales of fuel grade alcohol, vital wheat gluten and premium wheat starch. The rise in fuel grade alcohol sales occurred as the result of a significant jump in unit sales as the Company shifted more of its alcohol production to this area due to decreased demand for food grade alcohol for beverage and industrial applications. However, the impact of the increased unit sales was softened by lower selling prices for fuel alcohol. The decline in demand for food grade alcohol was caused mainly by the continuation of excess supplies throughout the industry. Sales of distillers' feed, the principal by-product of the alcohol production process, also dropped below sales a year ago. This was due to both lower selling prices and lower unit sales.

The increase in wheat gluten sales in the first quarter occurred as the result of higher unit sales of vital wheat gluten and specialty wheat proteins together with a modest improvement in selling prices.

                          MIDWEST GRAIN PRODUCTS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      THREE MONTHS ENDED SEPTEMBER 30, 1999


Sales of wheat starch increased as the result of higher unit sales, while selling prices for this product remained essentially unchanged compared to the first quarter of fiscal 1999.

Cost of Sales

The cost of sales in the first quarter of fiscal 2000 increased by approximately $3.2 million compared to cost of sales in the first quarter of fiscal 1999. This occurred principally as a result of higher energy and manufacturing costs associated with increased volume sales, largely of alcohol and wheat gluten. The cost increase was partially offset by lower raw material costs.

In connection with the purchase of raw materials, principally corn and wheat, for anticipated operating requirements, the Company enters into commodity contracts to reduce or hedge the risk of future grain price increases. The contracts are accounted for as hedges and, accordingly, gains and losses are deferred and recognized in cost of sales as part of contract costs when contract positions are settled and as related products are sold. For the first quarter of fiscal 2000, raw material costs included a net hedging loss of $674,000 on contracts settled during the quarter compared to a net hedging loss of $1,036,000 for the first quarter of fiscal 1999.


Selling, General and Administrative Expenses

Selling, general and administrative expenses in the first quarter of fiscal 2000 decreased by approximately $227,000 below selling, general and administrative expenses in the first quarter of fiscal 1999. The decrease was due largely to a reduction in expenses related to bad debt, more than offsetting increased costs related to research and marketing activities to strengthen the Company's development and sales of value-added specialty products made from wheat.

The consolidated effective income tax rate is consistent for all periods. The general effects of inflation were minimal.

Net Income

As the result of the foregoing factors, the Company experienced net income of $751,000 in the first quarter of fiscal 2000 compared to a net income of $666,000 in the first quarter of fiscal 1999.

                          MIDWEST GRAIN PRODUCTS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      THREE MONTHS ENDED SEPTEMBER 30, 1999

LIQUIDITY AND CAPITAL RESOURCES

The following table is presented as a measure of the Company's liquidity and financial condition:
                                            September 30,        June 30,
                                                 1999              1999
                                            _____________       __________

Cash and cash equivalents                     $    1,582        $   4,054
Working capital                                   42,631           43,053
Amounts available under lines of credit           32,000           33,000
Notes payable and long-term debt                  22,241           23,532
Stockholders= equity                             105,303          105,445


Short-term liquidity continues to be impacted by the high inventory requirements to meet anticipated customer needs for wheat gluten. As expected, the increased customer requirements result from the three-year import quota to create a more fair and stable competitive environment. The Company anticipates maintaining this high level to satisfy customer needs throughout fiscal 2000. Additionally, alcohol inventories are also high due to excess supplies throughout the industry.

Short-term liquidity was also impacted by open market purchases of 88,400 shares of the Company's common stock. These purchases were made to fund the Company's stock option plans and for other corporate purposes.

At September 30, 1999, the Company had $7.7 million committed to improvements in production efficiencies and replacements of existing equipment, which includes the equipment described in the first and third paragraphs on page 8.

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

YEAR 2000 READINESS DISCLOSURE

Since 1996, the Company has recognized the need to configure its operations so that they will not be adversely impacted by internal Year 2000 software failures. New hardware and software have been acquired and installed for the core financial applications. All core financial modules have been tested successfully, installed and are currently in use. The total costs incurred approximated $225,000.

                          MIDWEST GRAIN PRODUCTS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      THREE MONTHS ENDED SEPTEMBER 30, 1999


The Company also has surveyed its plant operations to determine which electrical and other instrumentation equipment relies on date-sensitive software and hardware. For those applications which have been identified, the Company has modified and tested the equipment. The external cost to convert and test the identified processes was less than $100,000.

The Company has also surveyed key vendors and customers regarding their abilities to achieve Year 2000 compliance. Results of the surveys indicated these companies are knowledgeable of Year 2000 issues and are in the process of complying or have already complied.

Although the Company believes that it is taking appropriate steps to address the Year 2000 readiness issue internally, there can be no assurance that its operations will not be negatively impacted in the Year 2000 by the lack of Year 2000 readiness by others. Additional actions that may be required cannot presently be anticipated.


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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company produces its products from wheat, corn and milo and, as such, is sensitive to changes in commodity prices. Grain futures and/or options are used as a hedge to protect against fluctuations in the market. The information regarding inventories and futures contracts at June 30, 1999, as presented in the annual report, is not significantly different from September 30, 1999.

                                     PART II
                                OTHER INFORMATION


Item 4            Submission of Matters to a Vote of Security Holders

     The annual meeting of stockholders of the Company was held on October 13, 1999. The following actions were taken at the meeting:

Michael R. Haverty was elected to the office of Group A Director for a term expiring in 2002 with 8,327,134 votes for his election and nominal votes withheld.

Randall M. Schrick was elected to the office of Group B Director for a term expiring in 2002 with 409 votes for his election and no votes withheld.

Laidacker M. Seaberg was elected to the office of Group B Director for a term expiring in 2002 with 409 votes for his election and no votes withheld.

Item 6            Exhibits and Reports on Form 8-K

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

                  27 Financial Data Schedule for the quarter ending September 30, 1999.

                  99       Press Release dated November 10, 1999.

         (b)      Reports on Form 8-K

                  The Company has filed no reports on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES


     Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            MIDWEST GRAIN PRODUCTS, INC.



Date:  November 11, 1999                    By  S/ Ladd M. Seaberg
                                                Ladd M. Seaberg, President
                                                and Chief Executive Officer


Date:  November 11, 1999                    By  S/ Robert G. Booe
                                                Robert G. Booe, Vice President
                                                and Chief Financial Officer

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

   27       Financial Data Schedule for the quarter ending September 30, 1999.

   99       Press Release dated November 10, 1999.