Form 10-Q
period 1999-12-31
MIDWEST GRAIN PRODUCTS INC
filed 2000-02-11
CIK 835011

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


        For Quarter Ended December 31, 1999 - Commission File No. 0-17196


                          MIDWEST GRAIN PRODUCTS, INC.
                    -----------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



                KANSAS                               48-0531200

    (State or Other Jurisdiction of                 IRS Employer
     Incorporation or Organization)              Identification No.




                    1300 Main Street, Atchison, Kansas 66002
                ------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)



                                 (913) 367-1480
                        ---------------------------------
              (Registrant's Telephone Number, Including Area Code)


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

                           Common stock, no par value
                          9,000,572 shares outstanding
                             as of February 1, 2000.

                                      INDEX

                                                                           Page
PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

         Independent Accountants' Review Report.............................. 1

         Condensed Consolidated Balance Sheets as of
         December 31, 1999 and June 30, 1999................................. 2

         Condensed Consolidated Statements of Income for
         the Three Months and Six Months Ended December 31, 1999 and 1998.... 4

         Condensed Consolidated Statements of Cash Flows for
         the Six Months Ended December 31, 1999 and 1998..................... 5

         Note to Condensed Consolidated Financial Statements................. 6

  Item 2.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations................... 7

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......11


PART II.  OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K.................................12

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


      We have reviewed the condensed consolidated balance sheets of MIDWEST GRAIN PRODUCTS, INC. and subsidiaries as of December 31, 1999, and the related condensed consolidated statements of income for the three month and six month periods ended December 31, 1999 and 1998, and the related condensed consolidated statements of cash flows for the six month periods ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

      We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and, in our report dated July 30, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                                  s/Baird, Kurtz & Dobson
                                                  BAIRD, KURTZ & DOBSON
Member of
Moores Rowland International

Kansas City, Missouri
January 26, 2000

                                                 Solutions for Success

                          MIDWEST GRAIN PRODUCTS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)


                                     ASSETS





                                          December 31,           June 30,
                                              1999                 1999
                                            -------                -----
                                          (Unaudited)
CURRENT ASSETS

     Cash and cash equivalents            $    3,303           $    4,054
     Receivables                              29,500               26,656
     Inventories                              22,365               24,450
     Prepaid expenses                          1,941                1,174
     Deferred income taxes                     3,034                3,034
                                               -----                -----
                  Total Current Assets        60,143               59,368
                                              ------               ------


PROPERTY AND EQUIPMENT, (At Cost)            227,247              224,381
     Less accumulated depreciation           133,059              126,465
                                             -------              -------
                                              94,188               97,916
                                              ------               ------

OTHER ASSETS                                     137                   86
                                                 ---                   --


TOTAL ASSETS                              $  154,468           $  157,370
                                          =  =======           =  =======







See Accompanying Notes to Condensed Consolidated
   Financial Statements and Independent Accountants'
   Review Report

                          MIDWEST GRAIN PRODUCTS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

                                 (In Thousands)
                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                               December 31,           June 30,
                                                   1999                 1999
                                                  -------              -----
                                               (Unaudited)
CURRENT LIABILITIES
     Current maturities of long-term debt      $    2,357           $    2,433
     Accounts payable                              10,617                9,129
     Accrued expenses                               3,267                4,296
     Income taxes payable                           1,942                  457
                                                    -----                  ---
                  Total Current Liabilities        18,183               16,315
                                                   ------               ------

LONG-TERM DEBT                                     18,681               21,099
                                                   ------               ------
POST-RETIREMENT BENEFITS                            6,294                6,312
                                                    -----                -----
DEFERRED INCOME TAXES                               8,199                8,199
                                                    -----                -----
STOCKHOLDERS' EQUITY
     Capital stock
         Preferred, 5% noncumulative, $10 par
              value; authorized 1,000 shares;
              issued and outstanding 437 shares         4                    4
         Common, no par; authorized 20,000,000
              shares; issued 9,765,172 shares       6,715                6,715
     Additional paid-in capital                     2,485                2,485
     Retained earnings                            101,497               99,183
                                                  -------               ------
                                                  110,701              108,387
     Treasury stock, at cost
         Common; December 31, 1999 - 764,600
              shares June 30, 1999 - 239,100
              shares                               (7,590)              (2,942)
                                                   ------               ------
                  Total Stockholders' Equity      103,111              105,445
                                                  -------              -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  154,468           $  157,370
                                               =  =======           =  =======



See Accompanying Notes to Condensed Consolidated
   Financial Statements and Independent Accountants'
   Review Report

                          MIDWEST GRAIN PRODUCTS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                 (In Thousands)

          THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                   (Unaudited)



                                                                    Three Months                          Six Months
                                                             -------------------------             ---------------------------
                                                               1999               1998              1999                1998
                                                             -------            -------            -------             -------
NET SALES                                                    $59,962            $53,917            $114,937           $ 105,855

COST OF SALES                                                 54,007             47,843             104,757             95,352
                                                              ------             ------             -------             ------

GROSS PROFIT                                                   5,955              6,074              10,180             10,503

SELLING, GENERAL AND ADMINIS-
TRATIVE EXPENSES                                               3,001              3,262               5,681              6,168
                                                               -----              -----               -----              -----
                                                               2,954              2,812               4,499              4,335
OTHER OPERATING INCOME                                            24                 64                  44                105
                                                                  --                 --                  --                ---
INCOME FROM OPERATIONS                                         2,978              2,876               4,543              4,440

OTHER INCOME (LOSS)
     Interest                                                   (372)              (561)               (761)            (1,086)
     Other                                                       (23)                48                  42                110
                                                                 ----                --                  --                ---
INCOME BEFORE INCOME TAXES                                     2,583              2,363               3,824              3,464

PROVISION FOR INCOME TAXES                                     1,020                933               1,510              1,368
                                                              -----                ---               -----              -----
NET INCOME                                                  $  1,563           $  1,430           $   2,314          $   2,096
                                                            =  =====           =  =====           =   =====          =   =====
EARNINGS PER COMMON SHARE                                   $   .17            $   .15            $   .25            $  .22
                                                            =   ===            =   ===            =   ===            =  ===



See Accompanying Notes to Condensed Consolidated
   Financial Statements and Independent Accountants'
   Review Report

                          MIDWEST GRAIN PRODUCTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                   SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (Unaudited)
                                                    1999                  1998
                                               ------------             --------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income                                $     2,314           $    2,096
     Items not requiring (providing) cash:
        Depreciation                                 6,743                6,801
        Gain on sale of equipment                        3                   (3)
     Changes in:
        Accounts receivable                         (2,844)               2,506
        Inventories                                  2,085              (11,868)
        Prepaid expenses and other assets             (818)                (394)
        Accounts payable                             1,500                1,273
        Accrued expenses                            (1,047)                (817)
        Income taxes receivable/payable              1,485                2,820
                                                     -----                -----
                  Net cash provided by operating
                     activities                      9,421                2,414
                                                     -----                -----
CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment            (3,036)              (3,424)
     Proceeds from sale of equipment                     6                    5
                                                       -                    -
                  Net cash used in investing
                      activities                    (3,030)              (3,419)
                                                   -------              -------

CASH FLOWS FROM FINANCING ACTIVITIES
     Purchase of treasury stock                     (4,648)              (1,581)
     Net payments on long-term debt                 (2,494)              (2,292)
     Net proceeds from notes payable                                      2,500
                                                                          -----
                  Net cash used in financing
                       activities                   (7,142)              (1,373)
                                                    -------              -------
DECREASE IN CASH AND CASH EQUIVALENTS                ( 751)              (2,378)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       4,054                4,723
                                                     -----                -----

CASH AND CASH EQUIVALENTS, END OF PERIOD       $     3,303           $    2,345
                                               =     =====           =    =====


See Accompanying Notes to Condensed Consolidated
   Financial Statements and Independent Accountants'
   Review Report

                          MIDWEST GRAIN PRODUCTS, INC.
               NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED DECEMBER 31, 1999

                                   (Unaudited)




NOTE 1:  GENERAL

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's condensed consolidated financial position as of December 31, 1999, and the condensed consolidated results of its operations and its cash flows for the periods ended December 31, 1999 and 1998, and are of a normal recurring nature.
































See Independent Accountants' Review Report

                          MIDWEST GRAIN PRODUCTS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1999

Item 2.
RESULTS OF OPERATIONS

General
               The Company's net income of $1,563,000 in the second quarter of fiscal 2000 represented an increase compared to the net income of $1,430,000 that was experienced in the second quarter of fiscal 1999. The increase was principally due to the effects of heightened demand for the Company's vital wheat gluten and specialty and modified wheat proteins and wheat starches, together with lower raw material costs for grain. These conditions partially offset the impact of reduced selling prices for the Company's alcohol products resulting from the continuation of excess alcohol supplies throughout the industry. To improve alcohol production efficiencies long-term, the Company is proceeding with plans to install new distillation equipment at its Atchison plant. The project is scheduled for completion by the end of fiscal 2000 and is expected to further enhance the Company's high quality food grade alcohol.

               The realization of even greater demand for wheat gluten in both the second and first quarters was prevented mainly by a huge surge of gluten imports from the European Union (E.U.) just before the start of the quarter. During the month of June 1999, which marked the opening of the second year of a three-year annual quota on imports of foreign gluten, the E.U.'s entire second year allocation of 45 million pounds entered the United States market. This situation reduced the Company's potential to increase gluten sales at a more accelerated rate in the first six months of fiscal 2000. However, conditions allowing the Company to build a greater presence in the gluten market during the latter half of fiscal 2000 should materialize. In addition, the Company expects to realize continued growth in sales of its specialty wheat proteins, which are derived from wheat gluten and marketed for use in a variety of value-added food and non-food applications.

         Second quarter sales of wheat starch were boosted largely by heightened demand for the Company's modified and specialty starches. To further serve customers' requirements for these unique ingredients, the Company recently completed the installation of additional production capacity at its Atchison plant.

 Sales

         Net sales in the second quarter of fiscal 2000 increased by slightly more than $6.0 million above net sales in the second quarter of fiscal 1999. The increase resulted principally from higher sales of wheat gluten and premium wheat starch.

     Growth in wheat gluten sales in the second quarter occurred as the result of high unit sales of wheat gluten and specialty wheat proteins together with a modest improvement in selling prices.

     Sales of wheat starch increased as the result of higher unit sales, while selling prices for this product remained unchanged compared to the second quarter of fiscal 1999.

                          MIDWEST GRAIN PRODUCTS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1999

 Sales (Continued)

     Alcohol sales were just slightly above the level reached a year ago as growth in unit sales were largely offset by lower selling prices for fuel grade alcohol and food grade alcohol for beverage applications. The decline in alcohol selling prices was due to reduced demand caused mainly by the continuation of excess supplies throughout the industry. While fuel grade alcohol selling prices have recently begun an upturn, the Company does not expect to experience the possibility of any noticeable impact from this situation until the final quarter of fiscal 2000. Sales of distillers feed, the principal by-product of the alcohol production process, dropped below sales a year ago. This was due to lower unit sales as the selling price was approximately even with the same period the prior year.

     Net sales for the first six months of fiscal 2000 increased by approximately $9.1 million above net sales for the first six months of fiscal 1999. The majority of this increase occurred in the second quarter for the reasons cited above.

 Cost of Sales

     The cost of sales in the second quarter of fiscal 2000 increased by approximately $6.2 million compared to cost of sales in the second quarter of fiscal 1999. This occurred principally as the result of higher energy and manufacturing costs together with costs associated with increased volume sales, largely of gluten and alcohol products. Lower per unit grain prices partially offset the higher costs resulting from increased volumes.

     The cost of sales for the first six months of fiscal 2000 rose by approximately $9.4 million above the cost of sales for the first six months of the prior year. This was due to the increase in energy and manufacturing costs discussed above.

     In connection with the purchase of raw materials, principally corn and wheat, for anticipated operating requirements, the Company enters into commodity contracts to reduce or hedge the risk of future grain price increases. The contracts are accounted for as hedges and, accordingly, gains and losses are deferred and recognized in cost of sales as part of contract costs when contract positions are settled and as related products are sold. For the second quarter of fiscal 2000, raw material costs included a net hedging loss of $530,000 on contracts settled during the quarter compared to $1,037,000 for the second quarter of fiscal 1999. For the first six months of fiscal 2000, raw material costs included a net hedging loss of $1,204,000 on contracts compared to $2,073,000 for the first six months the prior year.

                          MIDWEST GRAIN PRODUCTS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1999

Selling, General and Administrative Expenses

 Selling, general and administrative expenses in the second quarter of fiscal 2000 decreased by slightly more than $260,000 below selling, general and administrative expenses in the second quarter of fiscal 1999. The decrease was due largely to a reduction in expenses related to bad debt, more than offsetting increased costs related to research and marketing activities to strengthen the Company's development and sales of value- added specialty products made from wheat. These same factors resulted in a reduction of approximately $487,000 in selling, general and administrative costs for the first six months of fiscal 2000 compared to the first six months of fiscal 1999.

 The consolidated effective income tax rate is consistent for all periods. The general effects of inflation were minimal.

Net Income

 As the result of the foregoing factors, the Company experienced net income of $1,563,000 in the second quarter of fiscal 2000 compared to net income of $1,430,000 in the first quarter of fiscal 1999. For the first six months of fiscal 2000, the Company had net income of $2,314,000 versus net income of $2,096,000 for the first six months of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

The following table is presented as a measure of the Company's liquidity and financial condition:


                                                December 31,       June 30,
                                                   1999              1999
                                                   ----              ----
                                                       (in thousands)
Cash and cash equivalents                      $    3,303       $    4,054
Working capital                                    41,960           43,053
Amounts available under lines of credit            23,000           33,000
Notes payable and long-term debt                   21,038           23,532
Stockholders= equity                              103,111          105,445

Short-term liquidity continues to be impacted by the high inventory requirements to meet anticipated customer needs for wheat gluten. While still at high levels, gluten inventories have moderated somewhat during the second quarter due to higher sales volumes and lower costs. As expected, the increased customer requirements result from the three-year import quota to create a more fair and stable competitive environment. The Company anticipates maintaining this high level to satisfy customer needs throughout fiscal 2000. Additionally, high alcohol inventories have declined somewhat as sales have exceeded production, but excess supplies still exist throughout the industry.

                          MIDWEST GRAIN PRODUCTS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1999


LIQUIDITY AND CAPITAL RESOURCES (Continued)

Short-term liquidity was also impacted by open market purchases of 525,500 shares of the Company's common stock. These purchases were made to fund the Company's stock option plans and for other corporate purposes.

At December 31, 1999, the Company had $7.0 million committed to improvements in production efficiencies and replacements of existing equipment, which includes the equipment described in the first and third paragraphs on page 8.

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

YEAR 2000 READINESS DISCLOSURE

The Company successfully implemented its internal Year 2000 Readiness Plan prior to December 31, 1999, and has experienced no material failures or interruptions since that date. It also does not expect any material internal Year 2000 readiness failures to occur in the future. The Company is also not aware of any significant Year 2000 readiness failures that have been experienced by any third party with which the Company deals.

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

                          MIDWEST GRAIN PRODUCTS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1999


Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company produces its products from wheat, corn and milo and, as such, is sensitive to changes in commodity prices. Grain futures and/or options are used as a hedge to protect against fluctuations in the market. The information regarding inventories and futures contracts at June 30, 1999, as presented in the annual report, is not significantly different from December 31, 1999.

                          MIDWEST GRAIN PRODUCTS, INC.

                                     PART II

                                OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

       (a) Exhibits

     4.1 Copy of Sixth Amended Line of Credit Loan Agreement providing for the Issuance of a Line of Credit Note in the amount of $20,000,000. This exhibit supercedes exhibit 4(c) to the Company's form 10-K for the year ended June 30, 1999.

     4.2 Copy of Line of Credit Note Under Sixth Amended Line of Credit Loan Agreement. This exhibit supercedes exhibit 4(d) to the Company's form 10-K for the year ended June 30, 1999.

     15.1 Letter from independent public accountants pursuant to paragraph (d) of Rule 10-01 of Regulation S-X (incorporated by reference to Independent Accountants' Review Report at page 2 hereof.)

     15.2 Letter from independent public accountants concerning the use of its Review Report in the Company's Registration Statement No. 333-51849.

     27    Financial Data schedule for the quarter ending December 31, 1999

     99    Press Release dated February 7, 2000 (w/o financial statements).

       (b) Reports on Form 8-K

The Company has filed no reports on Form 8-K during the quarter ended December 31, 1999.

                          MIDWEST GRAIN PRODUCTS, INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MIDWEST GRAIN PRODUCTS, INC.


                                        s/ Ladd M. Seaberg
Date:  February 11, 2000           By
                                      Ladd M.  Seaberg, President
                                      and Chief Executive Officer


                                        s/Robert G. Booe
Date:  February 11, 2000           By
                                      Robert G.  Booe, Vice President
                                      and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No                      Description
----------                      -----------
4.1  Copy of Sixth  Amended  Line of Credit  Loan  Agreement  providing  for the
     Issuance of a Line of Credit Note in the amount of $20,000,000. This exhibit supercedes exhibit 4(c) to the Company's form 10-K for the year ended June 30, 1999.

4.2 Copy of Line of Credit Note Under Sixth Amended Line of Credit Loan Agreement. This exhibit supercedes exhibit 4(d) to the Company's form 10-K for the year ended June 30, 1999.

15.1 Letter from independent public accountants pursuant to paragraph (d) of Rule 10-01 of Regulation S-X (incorporated by reference to Independent Accountants' Review Report at page 2 hereof.)

15.2 Letter from independent public accountants concerning the use of its Review Report in the Company's Registration Statement No. 333-51849.

27   Financial Data schedule for the quarter ending December 31, 1999

99   Press Release dated February 7, 2000 (w/o financial statements).