Form 10-Q
period 2000-03-31
MIDWEST GRAIN PRODUCTS INC
filed 2000-05-15
CIK 835011

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


         For Quarter Ended March 31, 2000 - Commission File No. 0-17196


                          MIDWEST GRAIN PRODUCTS, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



                     KANSAS                           48-0531200
           ---------------------------             ------------------
          (State or Other Jurisdiction              of IRS Employer
         Incorporation or Organization)            Identification No.




                     130O Main Street, Atchison, Kansas 66002
              ----------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)



                              (913) 367-1480
               ------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
792410.1

                           Common stock, no par value
                          8,869,372 shares outstanding
                               as of May 1, 2000.

                                      INDEX

                                                                            Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements
               --------------------

         Independent Accountants' Review Report..................           2

         Condensed Consolidated Balance Sheets as of
         March 31, 2000 and June 30, 1999........................           3

         Condensed Consolidated Statements of Income for
         the Three Months and Nine Months Ended March 31,
         2000 and 1999...........................................           5

         Condensed Consolidated Statements of Cash Flows for
         the Nine Months Ended March 31, 2000 and 1999...........           6

         Note to Condensed Consolidated Financial Statements.....           7

     Item 2. Management's Discussion and Analysis of Financial
             -------------------------------------------------
             Condition and Results of Operations.................           8
             -----------------------------------

     Item 3. Quantitative and Qualitative Disclosures about Market
             Risk ...............................................          13

PART II.  OTHER INFORMATION

      Item 6.  Exhibita and Reports on Form 8-K.................           14
               --------------------------------

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


We have reviewed the condensed consolidated balance sheets of MIDWEST GRAIN PRODUCTS, INC. and subsidiaries as of March 31, 2000, and the related condensed consolidated statements of income for the three month and nine month periods ended March 31, 2000 and 1999, and the related condensed consolidated statements of cash flows for the nine month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion. Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles. We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and, in our report dated July 30, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                             s/Baird, Kurtz & Dobson
                                               BAIRD, KURTZ & DOBSON

Member of
Moores Rowland International

Kansas City, Missouri
April 26, 2000
                                                 Solutions for Success

                          MIDWEST GRAIN PRODUCTS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)


                                     ASSETS

                                               March 31,            June 30,
                                                2000                 1999
                                             -----------            --------
                                             (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents               $    3,881           $    4,054
     Receivables                                 30,036               26,656
     Inventories                                 23,744               24,450
     Prepaid expenses                             1,399                1,174
     Deferred income taxes                        3,034                3,034
                                             ----------           ----------
                  Total Current Assets           62,094               59,368
                                             ----------           ----------

PROPERTY AND EQUIPMENT, At cost                 229,078              224,381
     Less accumulated depreciation              136,356              126,465
                                             ----------           ----------
                                                 92,722               97,916
                                             ----------           ----------

OTHER ASSETS                                        137                   86


TOTAL ASSETS                                 $  154,953           $  157,370
                                             ==========           ==========

















See Accompanying Note to Condensed Consolidated
   Financial Statements and Independent Accountants'
   Review Report

                          MIDWEST GRAIN PRODUCTS, INC.

                                 (In Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                March 31,            June 30,
                                                  2000                 1999
                                              -----------            --------
                                              (Unaudited)
CURRENT LIABILITIES
     Current maturities of long-term debt     $    2,357           $    2,433
     Accounts payable                              9,410                9,129
     Accrued expenses                              3,592                4,296
     Income taxes payable                          2,313                  457
                                              ----------           ----------
                  Total Current Liabilities       17,672               16,315
                                              ----------           ----------
LONG-TERM DEBT                                    18,681               21,099
                                              ----------           ----------
POST-RETIREMENT BENEFITS                           6,197                6,312
                                              ----------           ----------
DEFERRED INCOME TAXES                              8,199                8,199
                                              ----------           ----------
STOCKHOLDER' EQUITY
     Capital stock
         Preferred, 5% noncumulative,
           $10 par value; authorized
           1,000 shares; issued and
           outstanding 437 shares                      4                    4
         Common, no par; authorized
           20,000,000 shares; issued
           9,765,172 shares                        6,715                6,715
     Additional paid-in capital                    2,485                2,485
     Retained earnings                           103,104               99,183
                                             -----------            ---------
                                                 112,308              108,387
     Treasury stock, at cost
         Common; March 31, 2000 -
          829,600 shares
            June 30, 1999 - 239,100 shares        (8,104)              (2,942)
                                             ------------           ----------
              Total Stockholders' Equity         104,204              105,445
                                             -----------            ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  154,953           $  157,370
                                             ===========           ==========

See Accompanying Note to Condensed Consolidated
   Financial Statements and Independent Accountants'
   Review Report
                                       -4-

                          MIDWEST GRAIN PRODUCTS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                 (In Thousands)

           THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999

                                   (Unaudited)

                                    Three Months           Nine Months
                                -------------------    -------------------
                                  2000        1999       2000        1999
                                 ------      ------     ------      ------
NET SALES                       $57,656     $56,958    $172,593  $ 162,813

COST OF SALES                    51,610      53,643     156,367    148,995
                                 ------      ------     -------    -------
GROSS PROFIT                      6,046       3,315      16,226     13,818

SELLING, GENERAL AND ADMINIS-
         TRATIVE EXPENSES         3,154       2,512       8,835      8,680
                                  -----       -----       -----      -----
                                  2,892         803       7,391      5,138
OTHER OPERATING INCOME                1          40          45        145
                                  -----       -----       -----      -----
INCOME FROM OPERATIONS            2,893         843       7,436      5,283

OTHER INCOME (LOSS)
     Interest                      (354)       (467)     (1,115)    (1,553)
     Other                          119           7         161        117
                                   ----        -----     ------      -----
INCOME BEFORE INCOME TAXES        2,658         383       6,482      3,847

PROVISION FOR INCOME TAXES        1,051         151       2,561      1,519
                                  -----         ---       -----      -----
NET INCOME                     $  1,607    $    232   $   3,921  $   2,328
                                  =====         ===       =====      =====
EARNINGS PER COMMON SHARE      $    .18    $    .02   $     .43  $     .24
                                    ===         ===         ===        ===


See Accompanying Note to Condensed Consolidated
   Financial Statements and Independent Accountants'
   Review Report

                          MIDWEST GRAIN PRODUCTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)

                    NINE MONTHS ENDED MARCH 31, 2000 AND 1999

                                   (Unaudited)

                                                   2000                  1999
                                                   ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                   $ 3,921           $    2,328
     Items not requiring (providing) cash:
        Depreciation                               10,095               10,197
        (Gain) loss on sale of equipment                6                  (19)
     Changes in:
        Accounts receivable                        (3,380)               1,780
        Inventories                                   706               (7,637)
        Prepaid expenses and other assets            (276)                (385)
        Accounts payable                              (38)               1,123
        Accrued expenses                             (819)                 (75)
        Income taxes receivable/payable             1,856                2,521
                                                    -----                -----
         Net cash provided by operating activities 12,071                9,833
                                                   ------                -----
CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment           (4,594)              (5,071)
     Proceeds from sale of equipment                    6                   31
                                                   ------               ------
      Net cash used in investing activities        (4,588)              (5,040)
                                                   ------               ------
CASH FLOWS FROM FINANCING ACTIVITIES
     Purchase of treasury stock                    (5,162)              (1,704)
     Net payments on long-term debt                (2,494)              (2,322)
     Net proceeds from issuance of long-term debt       -                2,000
                                                   ------               ------
      Net cash used in financing activities        (7,656)              (2,026)
                                                   ------               ------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (173)               2,767
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      4,054                4,723
                                                    -----                -----
CASH AND CASH EQUIVALENTS, END OF PERIOD          $ 3,881           $    7,490
                                                  =======           ==========

See Accompanying Note to Condensed Consolidated
   Financial Statements and Independent Accountants'
   Review Report

                          MIDWEST GRAIN PRODUCTS, INC.

               NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        NINE MONTHS ENDED MARCH 31, 2000

                                   (Unaudited)

NOTE 1:  GENERAL

     In  the  opinion  of  management,   the  accompanying  unaudited  condensed
consolidated financial statements contain all adjustments necessary to present fairly the Company's condensed consolidated financial position as of March 31, 2000, and the condensed consolidated results of its operations and its cash flows for the periods ended March 31, 2000 and 1999, and are of a normal recurring nature.

     The condensed consolidated balance sheet as of June 30, 1999 has been derived from the audited consolidated balance sheet as of that date.

























See Independent Accountants' Review Report

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2000
Item 2.

RESULTS OF OPERATIONS
General

The Company's net income of $1,607,000 in the third quarter of fiscal 2000 represented a significant improvement over the net income of $232,000 that was experienced in the third quarter of fiscal 1999. The increase was principally due to the effects of heightened demand for the Company's vital wheat gluten, specialty and modified wheat proteins and wheat starches. Lower per unit costs for grain also contributed to the increase. These conditions partially offset the impact of reduced selling prices for the Company's alcohol products resulting from the continuation of excess alcohol supplies throughout the industry. To improve alcohol production efficiencies long-term, the Company currently is installing new distillation equipment at its Atchison plant. The project is scheduled for completion in the first quarter of fiscal 2001 and is expected to further enhance the Company's high quality food grade alcohol. In addition, the Company currently is experiencing increased demand for its fuel grade alcohol.

While the nearly two-year-old quota on imports of foreign wheat gluten has helped reduce some of the severe effects of excessive, artificially-priced gluten shipments from the European Union, the Company has seen a substantial increase in shipments from other parts of the world, particularly Poland. Also, with the opening of the third year of the quota on June 1, the market could experience a rapid influx of imports as individual foreign producers accelerate efforts to move product into the U.S. before quota limits placed on their respective countries are met. With the realization of stable to lower wheat prices in the months ahead, the Company would expect the impact of these conditions to be partially offset. In addition, the Company expects to realize continued growth in sales of its specialty wheat proteins, which are derived from wheat gluten and marketed for use in a variety of value-added food and non-food applications.

Third quarter sales of wheat starch were boosted largely by heightened demand for the Company's modified and specialty starches. To further serve customers' requirements for these unique ingredients, the Company recently completed the installation of additional production capacity at its Atchison plant.

Sales

Net sales in the third quarter of fiscal 2000 increased nearly $700,000 above net sales in the third quarter of fiscal 1999. The increase resulted principally from higher sales of wheat gluten and premium wheat starch.

Growth in wheat gluten sales in the third quarter occurred as the result of higher unit sales of wheat gluten and specialty wheat proteins together with a modest improvement in selling prices.

Sales of wheat starch increased as the result of higher unit sales, while selling prices for this product were slightly below selling prices in the third quarter of fiscal 1999. The lower selling prices occurred with a reduction in raw material prices for wheat.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2000

Third quarter alcohol sales dropped below the level reached a year ago due to a decrease in total unit sales along with lower selling prices for fuel grade alcohol and food grade alcohol for beverage applications. The decline in alcohol selling prices was due to lower demand caused mainly by the continuation of excess supplies throughout the industry. In the final quarter of fiscal 2000, however, fuel alcohol prices have taken an upturn as demand has risen. Sales of distillers' feed, the principal by-product of the alcohol production process, dropped below sales of a year ago. This was due to lower unit sales as the selling price was approximately even with the same period the prior year.

Net sales for the first nine months of fiscal 2000 increased by approximately $9. 8 million above net sales for the first nine months of fiscal 1999. The majority of this increase occurred in the second quarter for the same reasons as cited above.

Cost of Sales

The cost of sales in the third quarter of fiscal 2000 decreased by approximately $2.0 million compared to cost of sales in the third quarter of fiscal 1999. The decrease was principally due to lower alcohol sales and lower per unit grain costs.

The cost of sales for the first nine months of fiscal 2000 rose by approximately $7.4 million above the cost of sales for the first nine months the prior year. This was due to higher energy and manufacturing costs together with costs associated with increased volume sales, largely of gluten and alcohol products. Lower per unit grain prices partially offset the higher costs resulting from increased volumes.

In connection with the purchase of raw materials, principally corn and wheat, for anticipated operating requirements, the Company enters into commodity contracts to reduce or hedge the risk of future grain price increases. The contracts are accounted for as hedges and, accordingly, gains and losses are deferred and recognized in cost of sales as part of contract costs when contract positions are settled and as related products are sold. For the third quarter of fiscal 2000, no contracts settled during the quarter while a net hedging loss of approximately $836,000 was experienced for the third quarter of fiscal 1999. For the first nine months of fiscal 2000, raw material costs included a net hedging loss of $1,204,000 on contracts compared to a net hedging loss of $2,908,000 for the first nine months the prior year.

Selling General and Administrative Expenses

Selling, general and administrative expenses in the third quarter of fiscal 2000 increased by approximately $642,000 above selling, general and administrative expenses in the third quarter of fiscal 1999. The increase was due largely to employee-related costs, industry association fees and costs related to increased marketing activities. These same factors, along with higher technology costs, resulted in an increase of approximately $155,000 in selling, general and administrative expenses for the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999. A sizeable reduction in bad debts partially offset this increase.
The consolidated effective income tax rate is consistent for all periods. The general effects of inflation were minimal.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2000

Net Income

As the result of the foregoing factors, the Company experienced net income of $1,607,000 in the third quarter of fiscal 2000 compared to net income of $232,000 in the third quarter of fiscal 1999. For the first nine months of fiscal 2000, the Company had net income of $3,921,000 versus net income of $2,328,000 for the first nine months of fiscal 1999.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2000

LIQUIDITY AND CAPITAL RESOURCES

The following table is presented as a measure of the Company's liquidity and financial condition:

                                                     March 31,        June 30,
                                                       2000             1999
                                                     --------         -------
                                                           (in thousands)

        Cash and cash equivalents                  $    3,881      $    4,054
        Working capital                                44,422          43,053
        Amounts available under lines of credit        23,000          33,000
        Notes payable and long-term debt               21,038          23,532
        Stockholders' equity                          104,204         105,445

Short-term liquidity continues to be impacted by the high inventory requirements to meet anticipated customer needs for wheat gluten. While still at high levels, gluten inventories have moderated somewhat during the past two quarters due to higher sales volumes and lower costs. As expected, the increased customer requirements result from the three-year import quota to create a more fair and stable competitive environment. The Company anticipates maintaining this high level to satisfy customer needs throughout fiscal 2000. Additionally, alcohol inventories have remained level as sales have approximated production, but excess supplies still exist throughout the industry.

Short-term liquidity was also impacted by open market purchases of 590,500 shares of the Company's common stock. These purchases were made to fund the Company's stock option plans and for other corporate purposes.

At March 31, 2000, the Company had $6.8 million committed to improvements in production efficiencies and replacements of existing equipment, which includes the equipment described in the first and third paragraphs on page 8.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2000


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

                          MIDWEST GRAIN PRODUCTS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2000


Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company produces its products from wheat, corn and milo and, as such, is sensitive to changes in commodity prices. Grain futures and/or options are used as a hedge to protect against fluctuations in the market. The information regarding inventories and futures contracts at June 30, 1999, as presented in the annual report, is not significantly different from March 31, 2000.

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

               27   Financial  Data  schedule  for the quarter  ending March 31,
                    2000

               99   Press Release dated May 9, 2000 (w/o financial statements).

         (b)      Reports on Form 8-K

               The Company has filed no reports on Form 8-K during the quarter ended March 31, 2000.

                          MIDWEST GRAIN PRODUCTS, INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            MIDWEST GRAIN PRODUCTS, INC.


                                             s/Ladd M. Seaberg
Date:  May  11, 2000                    By________________________________
                                            Ladd M.  Seaberg, President
                                            and Chief Executive Officer


                                             s/Robert G. Booe
Date:  May  11, 2000                    By________________________________
                                            Robert G.  Booe, Vice President
                                            and Chief Financial Officer

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

               27   Financial  Data  schedule  for the quarter  ending March 31,
                    2000

               99   Press Release dated May 9, 2000 (w/o financial statements).