Form 10-K
period 2000-06-30
MIDWEST GRAIN PRODUCTS INC
filed 2000-09-20
CIK 835011

   As Filed with the Securities and Exchange Commission on September 20, 2000
==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

                      Annual Report Pursuant to Section 13
                     of the Securities Exchange Act of 1934

                     For the Fiscal Year Ended June 30, 2000

                          MIDWEST GRAIN PRODUCTS, INC.

                                1300 Main Street
                                     Box 130
                             Atchison, Kansas 66002
                            Telephone: (913) 367-1480

                       Incorporated in the State of Kansas


                           COMMISSION FILE NO. 0-17196

                               IRS No. 48-0531200

         The Company has no securities registered pursuant to Section 12(b) of the Act. The only class of common stock outstanding consists of Common Stock having no par value, 8,583,397 shares of which were outstanding at June 30, 2000. The Common Stock is registered pursuant to Section 12(g) of the Act.

         The aggregate market value of the Common Stock of the Company held by non-affiliates, based upon the highest sales price of such stock on July 27, 2000, was $75,694,023.

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

(1) Midwest Grain Products, Inc. 2000 Annual Report to Stockholders, pages 17 through 36 [incorporated into Part II and contained in Exhibit 10(c)].

(2) Midwest Grain Products, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on October 12, 2000, dated September 15, 2000 (incorporated into Part III).
===============================================================================

                                    CONTENTS
PART I                                                                     PAGE
  Item 1.     Business...............................................        1
              General Information....................................        1
              Wheat Gluten...........................................        2
              Premium Wheat Starch...................................        5
              Alcohol Products.......................................        6
              Flour and Other Mill Products..........................        8
              Transportation.........................................        8
              Raw Materials..........................................        9
              Energy.................................................        9
              Employees..............................................       10
              Regulation.............................................       10
  Item 2.     Properties.............................................       10
  Item 3.     Legal Proceedings......................................       11
  Item 4.     Submission of Matters to a Vote of Security Holders....       11

PART II
  Item 5.     Market for the Registrant's Common Equity and Related
                 Stockholder Matters.................................       12
  Item 6.     Selected Financial Data................................       12
  Item 7.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operation .................       12
  Item 7A.    Quantitative and Qualitative Disclosure  About Market Risk.   12
  Item 8.     Financial Statements and Supplementary Data............       12
  Item 9.     Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure..............       12
PART III
  Item 10.    Directors and Executive Officers of the Registrant.....       13
  Item 11.    Executive Compensation.................................       15
  Item 12.    Security Ownership of Certain Beneficial
                 Owners and Management...............................       16
  Item 13.    Certain Relationships and Related Transactions.........       16
PART IV
  Item 14.    Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K.........................................       16
SIGNATURES.......................................................           19
FINANCIAL STATEMENT SCHEDULES........................................      S-1
  Report of Independent Public Accountants on Schedules..............      S-2
  Schedule VIII.  Valuation and Qualifying Accounts..................      S-3

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

         The Company is a fully integrated producer of wheat gluten, which includes vital wheat gluten and specialty wheat proteins, premium wheat starch and alcohol products. These grain products are processed at plants located in Atchison, Kansas, and Pekin, Illinois. Wheat is purchased directly from local and regional farms and grain elevators and milled into flour. The flour is processed with water to extract vital wheat gluten, a portion of which is further processed into specialty wheat proteins. Vital wheat gluten and most wheat protein products are dried into powder and sold in packaged or bulk form. The starch slurry which results after the extraction of the gluten and wheat proteins is further processed to extract premium wheat starch which is also dried into powder and sold in packaged or bulk form. The remaining slurry is mixed with corn or milo and water and then cooked, fermented and distilled into alcohol. The residue of the distilling operations is dried and sold as a high protein additive for animal feed. Carbon dioxide which is produced during the fermentation process is trapped and sold. As a result of these processing operations, the Company sells approximately 95% (by weight) of grain processed.

         The table below shows the Company's sales from continuing operations by product group for each of the five years ended June 30, 2000, as well as such sales as a percent of total sales.

                                       PRODUCT GROUP SALES

                                                               Year Ended June 30,
                           -----------------------------------------------------------------------------------
                                  2000              1999              1998              1997              1996
                           -----------------------------------------------------------------------------------
                                                            (thousands of dollars)
                               Amount    %      Amount     %      Amount    %      Amount     %      Amount     %
                               ------    -      ------     -      ------    -      ------     -      ------     -
Wheat Gluten...............  $ 70,912  30.6   $ 56,153  26.0    $ 42,489  19.0   $ 39,968  17.8    $ 39,514   20.3
Premium Wheat Starch.......    29,186  12.6     27,173  12.6      27,791  12.4     29,935  13.3      26,354   13.5
Alcohol Products:
  Food Grade Alcohol
     Beverage Alcohol......    27,728  11.9     30,373  14.1      35,934  16.1     43,118  19.2      39,465   20.3
     Food Grade Industrial.    16,136   7.0     19,276   8.9      27,487  12.3     38,004  16.9      32,064   16.5
  Fuel Grade Alcohol.......    62,066  26.7     54,639  25.3      51,227  23.0     34,992  15.6      25,347   13.0
  Alcohol By-products......    23,093  10.0     25,441  11.8      33,259  14.9     34,553  15.4      28,449   14.6
                              -------  ----    ------- -----     ------- -----    -------  ----     -------  -----
     Total Alcohol
      Products.............   129,023  55.6    129,729  60.1     147,957  66.3    150,667  67.1     125,325   64.4
                              ------- -----    ------- -----    -------- -----    ------- -----     -------  -----
Flour and Other Mill
  Products.................     2,759   1.2      3,046   1.4       5,017   2.3      4,163   1.8       3,445    1.8
                                -----  ----     ------  ----      ------  ----     ------  ----      ------   ----
     Net Sales  ...........  $231,880 100.0   $216,101 100.0    $223,354 100.0   $224,733 100.0    $194,638  100.0
                             ======== =====   ======== =====    ======== =====   ======== =====    ========  =====

         The Company's results for fiscal 2000 were up substantially over results for the prior fiscal year. Net income rose to $4.9 million compared to $1.3 million in fiscal 1999 due principally to the effects of heightened demand for the Company's vital wheat gluten, specialty and modified wheat proteins and wheat starches. Lower per unit costs for grain also contributed to the improvement. These conditions partially offset the impact of reduced selling prices for the Company's alcohol products resulting from the continuation of excess alcohol supplies throughout the industry.

         The bulk of the Company's sales are made direct to large institutional food and beverage processors and distributors with respect to which the Company has longstanding relationships. Sales to these customers are usually evidenced by short term agreements that are cancelable within 30 days and under which products are usually ordered, produced, sold and shipped within 60 days. However, a substantial amount of the Company's fuel alcohol is sold under longer term contracts, primarily to cover the needs of gasoline refiners during September through April of each year. None of the Company's customers accounted for more than ten percent of the Company's consolidated revenues during fiscal 2000, except for a distributor of vital wheat gluten that accounted for approximately 14% of the Company's 2000 sales.

                                        1

         Historically, the Company's sales have not been seasonal except for variations affecting alcohol and gluten sales. Fuel alcohol sales usually increase during the period August through March due to requirements of the Clean Air Act which inhibit the sale of ethanol in certain areas of the country during May 1 through September 15 each year. Certain environmental regulations also favor greater use of ethanol during the winter months of the year. See "Alcohol Products- Fuel Grade Alcohol." Beverage alcohol sales tend to peak in the fall as distributors order stocks for the holiday season, while gluten sales have tended to increase to a minor extent during the second half of the fiscal year as demand increases for hot dog and hamburger buns and similar bakery products. During the next year the Company may experience fluctuations in wheat gluten sales due to the effects of quarterly quotas on the import of wheat gluten into the United States. See "Vital Wheat Gluten - Competition."

         For further information, see the Consolidated Financial Statements of the Company and Management's Discussion and Analysis of the Company's Financial Condition and Results of Operations which appear at pages 18 through 24 of the Annual Report.

Wheat Gluten

         The Company's wheat gluten products consist of vital wheat gluten and specialty wheat proteins that are derived from vital wheat gluten. During fiscal 2000, the sale of specialty wheat proteins increased by approximately 45% over specialty protein sales in fiscal 1999, to approximately 13% of total fiscal 2000 wheat gluten sales.

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

         Food Applications

o Gliadin and Glutenin are the two principal molecules that make up vital wheat gluten. The Company's patented process enables the separation of each for a variety of end uses. Glutenin, a large molecule responsible for the elastic character of vital wheat gluten, increases the strength of bread doughs, improves the freeze-thaw characteristics of frozen doughs and may be used as a functional protein source in beef jerky-type products, as well as in meat extension. Gliadin, the smaller of the two molecules, is soluble in water and other liquids, including alcohol, and is responsible for the viscous properties of wheat gluten. Those characteristics make it ideal to improve the texture of noodles and pastas. Gliadin is also used in a number of cosmetics and personal care products as described below under "Non-Food Applications."
                                        2

o Wheatex(TM)Series consists of texturized wheat proteins made from vital wheat gluten by changing it into a pliable substance through special processing. The resulting solid food product can be further enhanced with flavoring and coloring and reconstituted with water. Texturized wheat proteins are used for meat, poultry and fish substitutes, extenders and binders. Wheatex(TM)mimics the textural characteristics and appearance of meat, fish and poultry products. It is available in a variety of sizes and colors and can be easily formed into patties, links or virtually any other shape the customer requires. Because of its neutral taste, Wheatex(TM)will not alter flavors that are added to the product. It also has excellent water-binding capacities for the retention of natural meat juices. Wheatex(TM)is presently being sold for applications in vegetarian and extended meat products.

o FP(TM) Series. The Midsol FP(TM) series of products consist of specialty wheat proteins each tailored for use in a variety of food applications. These include proteins that can be used to form barriers to fat and moisture penetration to enhance the crispness and improve batter adhesion in fried products; increase the freshness and shelf life of frozen and refrigerated dough products after they are baked; effectively bond other ingredients in vegetarian patties and extended meat products; and fortify nutritional drinks.

o Pasta Power(TM) is a specialty wheat protein that is a cost-effective replacement for whole eggs and egg whites and enhances the strength, texture, quality and functionality of fresh, frozen and flavored pasta products. The added strength enables the canning of pasta and its treatment with spices without significant deterioration of the noodle or other pasta product, as in the case of canned spaghetti and similar products.

         Non-Food Applications

o Cosmetics and Personal Care Products. Specialty wheat proteins include proteins that have been hydrolyzed or otherwise altered to become soluble in water and other liquids. This enables their use in food as well as non-food cosmetic applications such as hair sprays, shampoos, skin lotions and similar products. These include Foam Pro(TM), a hydrolyzed wheat protein that has been developed as a foam booster to naturally enhance detergent systems such as shampoos, liquid hand soaps and bath and shower gels; Aqua Pro(TM)II WAA, a solution of amino acids produced from natural wheat proteins that helps provide excellent moisturizing and film forming properties in both hair and skin systems; Aqua Pro(TM)II WP, an additive for shampoo; Aqua Pro(TM)QWL, which enhances the functionality of hair conditioners; and Aqua Pro(TM)II WG, which is a gliadin formulation that is used in hair and skin cleansers and conditioners.

o Biodegradable Gluten Resins. Polytriticum(TM) 200 and Polytriticum(TM) 2000 are the Company's environmentally friendly biodegradable gluten resins that can be molded to produce a variety of plastic-like objects. Polytriticum(TM) 200 may be used as a commercial raw material for the production of pet foods and biodegradable landscaping materials and Polytriticum(TM) 2000 has been developed for use in disposable eating utensils, golf tees, food and feed containers and similar type vessels.

         Although a number of the specialty wheat proteins are being marketed, others are still in the test marketing or development stage. Specialty wheat proteins are accounting for an increasing share of the Company's total wheat gluten sales. During fiscal 2000 specialty wheat protein sales increased by 45%, to approximately 13% of total wheat gluten sales. That share is expected to continue to increase due to increased marketing and customer recognition of the advantages of these unique products and due to an expected increase in capacity. In August 2000 the Board of Directors approved a plan to expand the Company's Wheatex production capacity with the construction of new facilities at a cost of about $6.05 million. All of these initiatives with the Company's overall strategy to focus on the marketing and development of specialty wheat gluten and starch products for use in unique market niches. Specialty wheat proteins generally compete with other ingredients and modified proteins having similar characteristics.

         The Company produces vital wheat gluten from modernized facilities at the Atchison and Pekin plants. It is shipped throughout the continental United States in bulk and in 50 to 100 pound bags. Approximately 14% of the

Company's total fiscal 2000 sales were made to a distributor for the bakery industry, the Ben C. Williams Bakery Services Company, which in turn distributes vital wheat gluten to independent bakeries. The remainder is sold directly to major food processors and bakeries.

         The Company believes its wheat gluten processing operations produce a quality of vital wheat gluten and specialty wheat proteins that are equal to or better than that of any others on the market. The Company's location in the center of the United States grain belt, its production capacity and years of operating experience, enable it to provide a consistently high level of service to customers.

         Competition-Vital Wheat Gluten. The Company's principal competitors in the U.S. vital wheat gluten market consist primarily of three other domestic producers and producers in the European Union (the "E.U."), Australia and certain other regulated countries (the "Foreign Exporters"). Between June 30, 1994 and June 30, 1998, the E.U. took an increasingly large share of the U.S. gluten market. Imports of wheat gluten shipped into the United States from the E.U. during the crop year ended June 30, 1995, were approximately 51.9 million pounds. Those imports increased to 70.2 million pounds in the crop year ending June 30, 1996, to 91.1 million pounds in the crop year ending June 30, 1997, and to 97.5 million pounds in the crop year ending June 30, 1998, for an aggregate increase of 88%. Due to the imposition of import quotas beginning on June 1, 1998, U.S. Customs data shows that E.U. imports declined to 65.5 million pounds in the quota year ending May 31, 1999 and to 45.8 pounds (excluding Poland) for the quota year ending May 31, 2000. The quota for the year ending May 31, 2001 is 60.7 million pounds. Due to pending proceedings which challenge the legal validity of the quota, it is uncertain as to whether the quota will continue through May 31, 2001. However, requests are expected to be made to extend the quota for additional periods, which if satisfied could extend the quota beyond May 31, 2001.

         Competition in the vital wheat gluten industry is based primarily upon price. Since the increasing surge of large, subsidized volumes of E.U. wheat gluten into the U.S., vital wheat gluten prices have been primarily affected by
(i) excess E.U. capacity, (ii) high tariff barriers, subsidies and other protective measures ("Subsidies") provided to E.U. exporters by their host governments, (iii) low U.S. tariffs and (iv) gluten import quotas. The Subsidies and low U.S. tariffs encouraged E.U. producers to expand wheat starch and wheat gluten production capacity and to continue the development of even greater capacities. Based on industry sources, during the years ending December 31, 1998 and 1999, an estimated 160 million pounds of additional E.U. capacity were completed and an estimated additional 60 million pounds of E.U. capacity have been forecasted to be completed by December 31, 2000. Until the imposition of quotas by the President of the United States effective June 1, 1998, it was expected that a majority of the excess wheat gluten production from these plants would be targeted for shipment to the U.S.

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

         The Section 201 Proceeding met with success during the second half of fiscal 1998. On March 18, 1998, the International Trade Commission submitted to the President a unanimous affirmative determination that "imports of wheat gluten are being imported into the United States in such increased quantities as to be a substantial cause of serious injury to the domestic industry." The International Trade Commission also recommended to the President that a quota be placed on imports of foreign wheat gluten. As a result of that finding and recommendation and pursuant to Section 203 of the Trade Act of 1974, the President issued Proclamation 7103, on May 30, 1998. The Proclamation imposes annual quantitative limitations for three years on imports of wheat gluten from the E. U. and other Foreign Exporters at an amount equal to the total average imports of wheat gluten shipped into the United States by the Foreign Exporters during the three crop years ended June 30, 1995. The aggregate quota for the first year was 126.8 million pounds. Annual increases in that quota of six percent prevail in the second year and in the third year. Due to violations of the quota by the E.U. during the first quota year, the President issued a proclamation on May 29, 1999, that reduced the

                                        4

E.U.'s second year quota by the amount of illegally shipped gluten in the first year and placed in effect other measures designed to preclude further violations. Due to the importation of the EU's entire annual amount allowed in the first quarter of the second quota year and the shipment of large quantities of gluten through Poland (a previously exempt country), the President in May 2000, took further action. That action restricted shipment of the annual amount to one fourth of the annual amount in each of the four quarters of the quota year. The action removed Poland from the list of exempted countries. The quotas for "goods entered, or withdrawn from warehouse for consumption, on or after June 1, 2000" in millions of pounds are, per quarter, beginning June 1, 2001:

                                                Per Quarter
                                                -----------
                    Australia              17.525 million pounds
                    European Community     15.175 million pounds
                    Other Countries        2.925 million pounds

         In fiscal 2000 a proceeding was commenced in the World Trade Organization ("WTO") to set aside the action of the ITC in establishing the quota. The essential basis of the claim was that the ITC and the President had not used the appropriate methodology in determining the cause of serious injury to the U.S. industry. On June 28, 2000, the WTO dispute resolution panel ruled in favor of the claim. The decision is being appealed by the U.S. Trade Representative. Pending resolution of the appeal, the quota will remain in place. In the event the appeal is lost, it is uncertain as to the effect of such an event on the quota, since the ITC and the President could choose to commence additional proceedings that could correct the record and allow the quota to remain in place. In addition, it is anticipated that the U.S. Wheat Gluten Industry Council will seek an extension of the quota in order to cure past quota violations and to provide the additional time necessary to achieve the purposes of the quota.

         Since the imposition of the quota, the Company has focused its efforts on developing and increasing the production and sales of specialty wheat proteins. These are niche products that are expected to be able to compete more effectively with increased foreign imports following the end of the annual quotas. Although the Company has made significant progress to this end, it believes that it will need additional quota relief beyond May 30, 2001, to be able to compete effectively in a market that is expected to be inundated with low cost subsidized foreign gluten following the end of the quota.

         The Company's sales of vital wheat gluten during 2000 increased approximately 26% over gluten sales in fiscal 1999 as the Company increased production to respond to the market requirements resulting from the gluten import quotas. This increased production , combined with relatively low grain prices and reduced hedging costs, enabled the Company's gluten operations to provide the bulk of the Company's overall profitability for 2000.

Premium Wheat Starch

         Wheat starch constitutes the carbohydrate-bearing portion of wheat flour. The Company produces a pure white premium wheat starch powder by extracting the starch from the starch slurry substantially free of all impurities and fibers and then by spray, flash or drum drying the starch. Premium wheat starch differs from low grade or B wheat starches, which are extracted along with impurities and fibers and are used primarily as a binding agent for industrial applications, such as the manufacture of charcoal briquettes. The Company does not produce low grade or B starches, since its integrated processing facilities are able to process the remaining slurry after the extraction of premium wheat starch into alcohol, animal feed and carbon dioxide. Premium wheat starch differs from corn starch in its granular structure, color, granular size and name identification.

         A substantial portion of the Company's premium wheat starch is also altered during processing to produce certain unique modified and specialty wheat starches designed for special applications in niche markets.

         The Company's premium wheat starches are used primarily as an additive in a variety of food products to affect their appearance, texture, tenderness, taste, palatability, cooking temperature, stability, viscosity, binding and freeze-thaw characteristics. Important physical properties contributed by wheat starch include whiteness, clean flavor, viscosity and texture. For example, the Company's starches are used to improve the taste and mouth feel of cream puffs, eclairs, puddings, pie fillings, breadings and batters; to improve the size, symmetry and taste of angel food cakes; to alter the viscosity of soups, sauces and gravies; to improve the freeze-thaw stability and shelf life of fruit pies and other
                                        5
frozen foods; to improve moisture retention in microwavable foods; and to add stability and to improve spreadability in frostings, mixes, glazes and sugar coatings. The Company's modified and specialty starches are also sold for a number of industrial and non-food applications, which include uses in the manufacture of adhesives, paper coatings and carbonless paper.

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

         Starch sales and profitability for 2000 improved modestly over those of 1999, due primarily to strengthened demand for the Company's modified and specialty starches.

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

         The Company believes that in terms of fiscal 2000 net sales, it is one of the three largest bulk sellers of grain neutral spirits, vodka and gin in the United States. The Company's principal competitors in the beverage alcohol market are Grain Processing Company of Muscatine, Iowa and Archer Daniels Midland of Decatur, Illinois. Beginning in 1997, competition in beverage markets increased significantly as producers of fuel grade alcohol converted portions of fuel grade production into food grade production. Competition is based primarily upon price and service, and in the case of gin, formulation. The Company believes that the centralized location of its Illinois and Kansas distilleries and the capacity of its dual production facilities combine to provide the Company with a customer service advantage within the industry.

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

         Food grade industrial and beverage alcohol sales declined by approximately $5.8 million during 2000 and $13.8 million during 1999 due primarily to continuing decreased demand, lower selling prices and excess food grade production capacity throughout the industry. Although the effects of declining sales were partially offset by reduced grain prices, food grade results for 2000 had a negative impact on the Company's 2000 profitability. The increased industry-wide capacity for food grade alcohol is due to a large scale conversion of fuel grade distillation equipment into food grade production. This conversion followed an expansion of an abundance of fuel grade capacity that was constructed in the early 1990s in anticipation of the implementation of Clean Air Act regulations mandating ethanol use that were subsequently reversed by court order.

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

         Since the adoption of the Clean Air Act, the gasoline industry has relied primarily upon methyl tertiary butyl ether (MTBE) to reduce toxic emissions of air pollutants to meet the requirements of the Act and related EPA regulations. Ethanol is also used to a lesser extent during the cooler months of the year. However, the EPA has recently concluded that the use of MTBE has created a "significant and unacceptable risk to drinking water and ground water resources." Concerns have also been raised as to the effectiveness of MTBE versus the effectiveness of Ethanol as a reducer of air pollutants. As the result of these concerns, the EPA commissioned a "Blue Ribbon Panel" to investigate the matter and recommend solutions. In March 2000, the EPA announced the recommendations of the Panel. The recommendations propose that the Clean Air Act be amended to provide the EPA with authority to significantly reduce or eliminate the use of MTBE, and to "replace the 2 percent oxygenate requirement in the Clean Air Act with a renewable fuel annual average content for all gasoline at a level that maintains the current level of renewable fuel (1.2 percent of the gasoline supply) and allows for sustained growth over the next decade." States have also begun to take action to curb the use of MTBE, including California, which has adopted regulations that will require a phase out of the use of MTBE in that state by January 1, 2003. The effect of such requirements and actions if adopted and implemented would be to significantly increase demand for ethanol. However, to date no major actions have been taken to implement or promote the use of ethanol. Accordingly, there can be no assurance that ethanol will replace MTBE in any significant market.

                                        7

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

         The Kansas Qualified Agricultural Ethyl Alcohol Producer Incentive Fund, which expires in 2001, provides incentives for sales of ethanol produced in Kansas to gasoline blenders. Fiscal 2000 payments to the Company out of the fund totaled $427,000 for the ethanol produced by the Company at the Atchison plant during that year.

         The fuel grade alcohol market is dominated by Archer Daniels Midland, with the Company's being the smaller of a few other larger second tier ethanol producers. The Company competes with other producers of fuel grade alcohol on the basis of price and delivery service.

         Fuel grade alcohol sales increased by $7.4 million or 13.5% during 2000, due primarily to increased demand during the 4th quarter of fiscal 2000.

         Alcohol By-Products

         The bulk of fiscal 2000 sales of alcohol by-products consisted of distillers feeds. Distillers feeds are the residue of corn, milo and wheat from alcohol processing operations. The residue is dried and sold primarily to processors of animal feeds as a high protein additive. The Company competes with other distillers of alcohol as well as a number of other producers of animal food additives in the sale of distillers feeds and mill feeds.

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

         Sales of alcohol by-products during fiscal 2000 declined by 9% relative to 1999 sales, due primarily to lower selling prices that resulted from lower grain prices.

Flour and Other Mill Products

         The Company owns and operates a flour mill at the Atchison plant. The mill's output of flour is used internally to satisfy a majority of the raw material needed for the production of vital wheat gluten and premium wheat starch.

         In addition to flour, the wheat milling process generates mill feeds or "midds." Midds are sold to processors of animal feeds as a feed additive.

Transportation

         The Company's  output is  transported  to customers by truck,  rail and barge transportation equipment, most of which is provided by common carriers through arrangements made by the Company. The Company leases 389 rail cars which may be dispatched on short notice. Shipment by barge is offered to customers through barge loading facilities on the Missouri and Illinois Rivers. The barge facility on the Illinois River is adjacent to the Pekin plant and
                                        8

owned by the Company. The facility on the Missouri River, which is not company-owned, is approximately one mile from the Atchison plant.

Raw Materials

         The Company's principal raw material is grain, consisting of wheat, which is processed into all of the Company's products, and corn and milo, which are processed into alcohol, animal feed and carbon dioxide. Grain is purchased directly from surrounding farms, primarily at harvest time, and throughout the year from grain elevators. Historically, the cost of grain is subject to substantial fluctuations depending upon a number of factors which affect commodity prices in general, including crop conditions, weather, government programs, and purchases by foreign governments. Such variations in grain prices have had and are expected to have from time to time significant adverse effects on the results of the Company's operations. This is primarily due to a variety of factors. From time to time it has been difficult for the Company to compensate for increases in grain costs through adjustments in prices charged for the Company's vital wheat gluten due to the surge of Subsidized E.U. wheat gluten, whose artificially low prices are not affected by such costs. Although the three-year quota on imports of wheat gluten has temporarily alleviated this condition to some degree, no assurance can be given that the effect will be uniform throughout each crop year covered by the quota or that the market will otherwise adjust following the lifting of the quota. Also, fuel grade alcohol prices, which historically have tracked the cost of gasoline, do not usually adjust to rising grain costs. Excess industry-wide alcohol capacities have also depressed alcohol selling prices below historically normal margins.

         During fiscal 2000 market prices for grain continued to decline. The average Kansas City market price per bushel for corn and milo was $1.87 during 2000 and $1.98 during 1999, while the average Kansas City market price for a bushel of wheat was $2.59 during 2000 versus $2.86 during 1999. Although the continuation of low grain prices contributed to the Company's positive earnings in 2000, excess industry-wide alcohol capacities continued to restrict the ability of the company to adjust the price of its alcohol to compensate for grain and other production costs.

         The Company engages in the purchase of commodity futures to hedge economic risks associated with fluctuating grain and grain products prices. During fiscal 2000, the Company hedged approximately 11% of corn processed compared to 34% in 1999 and 22% of wheat processed compared to 42% in 1999. The contracts are accounted for as hedges and, accordingly, gains and losses are deferred and recognized in cost of sales as part of contract costs when contract positions are settled and related products are sold. For fiscal 2000, raw material costs included a net loss of approximately $1.3 million on contracts settled during the year compared to a net loss of $3.5 million for fiscal 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" in the Annual Report.

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

         In 1995 the Company entered into a long-term arrangement with an Illinois utility to satisfy the energy needs of the Pekin, Illinois plant. Under the arrangement, the utility constructed a new gas fired electric and steam generating facility on ground leased from the Company. The utility sells steam and electricity to the Company, generally at fixed rates, using gas procured by the Company.
                                        9

Employees

         As of June 30, 2000, the Company had 433 employees, 280 of whom are covered by two collective bargaining agreements with one labor union. One agreement, that expires on August 31, 2002, covers 188 employees at the Atchison Plant. The other agreement, that expires in November, 2000, covers 92 employees at the Pekin plant. As of June 30, 1999, the Company had 426 employees.

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

Item 2.  Properties.

         The Company maintains the following principal plants, warehouses and office facilities:

                                                                               Plant Area             Tract Area
        Location                        Purpose                               (in sq. ft.)            (in acres)
        --------                        -------                              --------------          -----------
    Atchison, Kansas            Principal executive offices,
                                grain processing, warehousing,
                                and research and quality
                                control laboratories.                             494,640                  25

     Pekin, Illinois            Grain processing, warehousing,
                                and quality control laboratories.                 462,926                  49

         Except as otherwise reflected under Item 1, the facilities mentioned above are generally in good operating condition, are currently in normal operation, are generally suitable and adequate for the business activity conducted therein, and have productive capacities sufficient to maintain prior levels of production. Except as otherwise reflected under Item 1, all of the plants, warehouses and office facilities are owned. Although none are subject to any major encumbrance, the Company has entered into loan agreements which contain covenants against the pledging of such facilities to others. The Company also owns transportation equipment and a gas pipeline described under Transportation and Energy.
                                       10

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

         There are no other legal proceedings pending as of June 30, 2000 which the Company believes to be material. Legal proceedings which are pending, including the proceeding with the Illinois Environmental Protection Agency described above, are believed by the Company to consist of matters normally incident to the business conducted by the Company and taken together do not appear material.

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

         The following table below reflects the high and low closing prices of the Common Stock for each quarter of fiscal 2000 and 1999 Cash dividends have not been paid since the end of 1995.
                                                              Sales Price
                                                              -----------
                                                             High      Low
     2000:                                                   ----      ---
         First Quarter................................    $ 11.50     $ 9.38
         Second Quarter...............................       9.75       7.00
         Third Quarter................................       9.25       6.38
         Fourth Quarter...............................       8.63       6.13
     1999:
         First Quarter................................    $ 14.63    $ 10.00
         Second Quarter..............................       14.75      10.25
         Third Quarter...............................       14.63      10.00
         Fourth Quarter...............................      11.63       9.00

         At June 30, 2000 there were approximately 1,000 holders of record of the Company's Common Stock. It is believed that the Common Stock is held by more than 2,000 beneficial owners.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
                       Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         The directors and executive officers of the Company are as follows:

Name                                     Age             Position
----                                     ---             --------
Cloud L. Cray, Jr.                       77              Chairman of the Board and Director

Laidacker M. Seaberg                     54              President, Chief Executive Officer and Director

Sukh Bassi, Ph.D.                        59              Vice President, Research and Development

Robert G. Booe                           63              Vice President, Finance and Administration, Controller,
                                                         Treasurer and Chief Financial Officer

Gerald Lasater                           62              Vice President, Export Marketing and Sales

Marta L. Myers                           40              Secretary and Administrative Assistant to the President

Steven J. Pickman                        47              Vice President, Corporate Relations

David E. Rindom                          45              Vice President, Human Resources

Randy M. Schrick                         50              Vice President, Operations and Director


Dennis E. Sprague                        54              Vice President, Alcohol and Feed Products Marketing and
                                                         Sales

William R. Thornton                      48              Vice President, Quality Management

Michael J. Trautschold                   52              Executive Vice President, Marketing and Sales

Michael Braude                           64              Director

Michael R. Haverty                       54              Director

F.D. "Fran" Jabara                       75              Director

Linda E. Miller                          47              Director

Robert J. Reintjes                       68              Director

Daryl R. Schaller, Ph.D.                 56              Director


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

     Dr. Bassi has served as Vice President of Research and Development since 1985, and Vice President - Specialty Ingredients Marketing and Sales between 1998 and 2000. He previously served as Technical Director from 1989 to 1998 and Vice President - Vital Wheat Gluten Marketing from 1992 to 1998. From 1981 to 1992 he was Manager of the Vital Wheat Gluten Strategic Business Unit. He was previously a professor of biology at Benedictine College for ten years.

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

     Mr. Pickman joined the Company in 1985. He has served as Vice President, Corporate Relations since June, 2000. Previously he was Executive Director of Corporate Relations from 1999 to June 2000 and prior to that Corporate Director of Public and Investor Relations. Between 1985 and 1989 he served as the Director of Public Relations and Marketing Administration for the Company's former subsidiary, McCormick Distilling Company, Weston, Missouri.

     Mr. Rindom joined the Company in 1980. He has served as Vice President, Human Resources since June 2000. He was Corporate Director of Human Relations from 1992 to June 2000, Personnel Director from 1988 to 1992 and Assistant Personnel Director from 1984 to 1988.

     Mr. Schrick, a Director since 1987, joined the Company in 1973. He has served as Vice President - Operations since 1992. From 1984 to 1992 he served as Vice President and General Manager of the Pekin plant. From 1982 to 1984 he was the Plant Manager of the Pekin Plant. Prior to 1982, he was Production Manager at the Atchison plant.

     Mr. Sprague joined the Company in October 1998. He has served as Vice President, Alcohol and Feed Products since June, 2000. Previously, he served as Vice President, Corporate Marketing and Sales. Prior to joining the Company, he held a variety of management, sales and plant operations positions with Joseph
E. Seagrams & Sons, Inc.

     Mr. Thornton joined the Company in 1994. He has served as Vice President of Quality Management since June 2000. He was Corporate Director of Quality Management from 1997 to June 2000 and Corporate Director of Continuous Quality Improvement from 1994 to 1997.

     Mr. Trautschold joined the Company in September 2000. He has served since then as Executive Vice President of Marketing and Sales. He was Vice President of Product Strategy in the Consumer direct Division of Schwan's Sales
Enterprises,  Inc. from 1999 to September  2000 and Vice  President of Corporate

Marketing Services for ConAgra, Inc. prior to that time.

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

     Mr. Haverty, has been a director since October 13, 1999. He has been the Executive Vice President of Kansas City Southern Industries, Inc. and President and Chief Executive Officer of The Kansas City Southern Railway Company since 1995. Mr. Haverty previously served as Chairman and Chief Executive Officer of Haverty Corporation from 1993 to May, 1995, acted as an independent executive transportation adviser from 1991 to 1993 and was President and Chief Operating Officer of The Atchison, Topeka and Santa Fe Railway Company from 1989 to 1991. He is also a director of Kansas City Southern Industries, Inc. and Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V.

     Mr. Jabara has been a director since October 6, 1995, and is a member of the Audit Committee and Human Resources Committees. He is President of Jabara Ventures Group, a venture capital firm. From September 1949 to August 1989 he was a distinguished professor of business at Wichita State University, Wichita, Kansas. He is also a director of Commerce Bank, Wichita, Kansas and NPC International, Inc., an operator of numerous Pizza Hut and other quick service restaurants throughout the United States.

     Ms. Miller has been a director since June 2000 and is a member of the Audit and Human Resources committees. She is an independent marketing consultant and has been a Program Director of the University of Kansas School of Journalism since 1996. She was Marketing Director of the American Business Women's Association , Kansas City, Missouri from 1990 to 1996.

     Mr. Reintjes has been a director since 1986, and is Chairman of the Audit Committee and a member of the Nominating and Human Resources Committees. He has served as President of Geo. P. Reintjes Co., Inc., of Kansas City, Missouri, for the past 23 years. The Geo. P. Reintjes Co., Inc. is engaged in the business of refractory construction. He is a director of Butler Manufacturing Company, a manufacturer of pre-engineered buildings, and Commerce Bank of Kansas City.

     Dr. Schaller has been a director since October, 1997, and is Chairman of the Human Resources Committee and a member of the Audit and Nominating Committees. He retired from Kellogg Co. in 1996 after 25 years of service. He served Kellogg as its Senior Vice President -- Scientific Affairs from 1994, and previously was Senior Vice President -- Research, Quality and Nutrition for Kellogg.

         The Board of Directors is divided into two groups (Groups A and B) and three classes. Group A directors are elected by the holders of Common Stock and Group B directors are elected by the holders of Preferred Stock. One class of directors is elected at each annual meeting of stockholders for three-year terms. The present directors' terms of office expire as follows:

       Group A Directors  Term Expires   Group B Directors         Term Expires
       -----------------  ------------   -----------------         ------------
       Mr. Jabara          2000          Mr. Cray, Jr.                  2001
       Mr. Haverty         2002          Mr. Reintjes                   2001
       Ms. Miller          2001          Mr. Braude                     2000
       Dr. Schaller        2000          Mr. Schrick                    2002
                                         Mr. Seaberg                    2002

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


Item 13.   Certain Relationships and Related Transactions.

           None.
                                                          PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

           The following documents are filed as part of this report:

                 (a) Financial Statements:

                     Auditors' Report on Financial Statements.
                     Consolidated Balance Sheets at June 30, 2000 and 1999. Consolidated Statements of Income - for the Three Years
                         Ended June 30, 2000, 1999 and 1998.
                     Consolidated Statements of Stockholders' Equity for the
                         Three Years Ended June 30, 2000, 1999 and 1998.
                     Consolidated Statements of Cash Flow - for the Three Years Ended June 30, 2000, 1999 and 1998. Notes to Consolidated Financial Statements.

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

                 Exhibit No.                    Description
                 -----------                    -----------
                    4(c) Copy of Sixth  Amended  Line of Credit  Loan  Agreement
                         providing for the Issuance of a Line of Credit Note in the amount of $20,000,000 (incorporated by reference to Exhibit 4.3 to the Company's Report on Form 10-Q for the quarter ended December 31, 1999).

                    4(d) Copy of Line of Credit Note Under Sixth Amended Line of
                         Credit Loan  Agreement  (incorporated  by  reference to
                         Exhibit 4.4 to the Company's Report on Form 10-Q for the quarter ended December 31, 1999) .

                    9(a) Copy of Cray Family Trust (Incorporated by reference to
                         Exhibit 1 of  Amendment  No. 1 to Schedule 13D of Cloud
                         L. Cray, Jr. dated November 17, 1995).

                    10(a)Summary of informal  cash bonus plan  (incorporated  by reference to the summary contained in the Company's Proxy Statement dated September 17, 2000, which is incorporated by reference into Part III of this Form 10-K).

                    10(b)Executive  Stock  Bonus Plan as amended  June 15,  1992
                         (incorporated by reference to Exhibit 10(b) to the Company's Form 10-K for the year ended June 30, 1992).

                    10(c)Information  contained in the Midwest  Grain  Products,
                         Inc.  2000  Annual  Report  to  Stockholders   that  is
                         incorporated herein by reference.

                    10(d)Copy of Midwest Grain  Products,  Inc. Stock  Incentive
                         Plan  of  1996,  as  amended  as  of  August  26,  1996
                         (incorporated by reference to Exhibit 10(d) to the Company's Form 10-K for the year ended June 30, 1996).

                    10(e)Copy of  amendment  to  Midwest  Grain  Products,  Inc.
                         Stock Incentive Plan of 1996 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1998).

                    10(f)Form of Stock  Option  with  respect  to stock  options granted under the Midwest Grain Products, Inc. Stock Incentive Plan of 1996 (incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the year ended June 30, 1996).

                    10(g)Copy of Midwest Grain Products,  Inc. 1996 Stock Option
                         Plan for Outside Directors, as amended as of August 26, 1996 (incorporated by reference to Exhibit 10(f) to the Company's Form 10-K for the year ended June 30, 1996).

                    10.(h) Copy of amendment  to Midwest  Grain  Products,  Inc.
                         1996   Stock   Option   Plan  for   Outside   Directors
                         (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30,
                         1998).

                    10(g)Copy  of  Midwest  Grain  Products,   Inc.  1998  Stock
                         Incentive Plan for Salaried Employees (incorporated by reference to Appendix A to the Company's Notice of Annual Meeting and Proxy Statement dated September 17, 2000, filed with the Securities and Exchange Commission on September 15, 2000).

                    10(h)Form of Stock  Option  with  respect  to stock  options granted  under the Midwest  Grain  Products,  Inc. 1998
                         Stock Incentive Plan for Salaried Employees (incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the year ended June 30, 1996).

                 Exhibit No.                             Description
                 -----------                             -----------
                    10(i)Copy of  amendments  to Options  granted  under Midwest
                         Grain Products, Inc. Stock Option Plans (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended September 30, 1998).

                    10(j)Form of  Option  Agreement  for the  grant  of  Options under the Midwest Grain Products, Inc. 1996 Stock Option Plan for Outside Directors, as amended (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ended September 30,
                         1998).

                    10.5 Form of  Amended  Option  Agreements  for the  grant of
                         Options  under the Midwest  Grain  Products,  Inc. 1998
                         Stock Incentive Plan for Salaried Employees (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended September 30,
                         1998).

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

                    27 Midwest Grain Products Financial Data Schedule at June 30, 2000 and for the year then ended.

         No reports on Form 8-K have been filed during the quarter ended June 30, 2000.

                                   SIGNATURES

         Pursuant to requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Atchison, State of Kansas, on this 19 th day of September, 2000.
                                       MIDWEST GRAIN PRODUCTS, INC.

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

            Name                               Title                                       Date
            ----                               -----                                       ----
 s/Laidacker M. Seaberg                 President (Principal
-----------------------------------
    Laidacker M. Seaberg                Executive Officer) and Director             September 19, 2000

 s/Robert G. Booe                       Vice President, Treasurer
-----------------------------------
    Robert G. Booe                      and Controller (Principal
                                        Financial and Accounting Officer)           September 19, 2000
 s/Michael Braude
    Michael Braude                      Director                                    September 19, 2000

 s/ Cloud L. Cray, Jr.                  Director
-----------------------------------
    Cloud L. Cray, Jr.                                                              September 19, 2000

 s/Michael R. Haverty                   Director                                    September 19,2000
-----------------------------------
     Michael R. Haverty

 s/ F.D. "Fran" Jabara                  Director
-----------------------------------
    F. D. "Fran" Jabara                                                             September 19, 2000

 s/Linda E. Miller                      Director                                    September 19, 2000
-----------------------------------
     Linda E. Miller

 s/Robert J. Reintjes                   Director
-----------------------------------
    Robert J. Reintjes                                                              September 19, 2000

 s/Randy M. Schrick                     Director                                    September 19, 2000
-----------------------------------
    Randy M. Schrick

 s/Daryl R. Schaller                    Director
-----------------------------------
      Daryl  R. Schaller                                                            September 19, 2000

                          MIDWEST GRAIN PRODUCTS, INC.

                   Consolidated Financial Statement Schedules
                                   (Form 10-K)

                          June 30, 2000, 1999 and 1998

                         (With Auditors' Report Thereon)

 [LOGO]
                                               City Center Square
                                               1100 Main Street, Suite 2700
                                               Kansas City, Missouri 64105-2112
         Baird, Kurtz & Dobson                 816 221-6300 FAX 816 221-6380
-------------------------------------------------------------------------------
                                               bkd.com

                        REPORT OF INDEPENDENT ACCOUNTANTS

                         ON FINANCIAL STATEMENT SCHEDULE



Board of Directors and Stockholders
Midwest Grain Products, Inc.
Atchison, Kansas


     In connection with our audit of the consolidated financial statements of MIDWEST GRAIN PRODUCTS, INC. for each of the three years in the period ended June 30, 2000, we have also audited the following financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits of the basic financial statements. The schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the consolidated financial statements.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                               S/BAIRD, KURTZ & DOBSON


Kansas City, Missouri
September 8, 2000

Solutions for Success

                              Member of Moores Rowland International      [Logo]
                              an association of independent
                              accounting firms throughout the world

                          MIDWEST GRAIN PRODUCTS, INC.

                VIII.  VALUATION AND QUALIFYING ACCOUNTS



                               Additions
                          -------------------
                 Balance, Charged to  Charged            Balance,
                Beginning Costs and  to Other Deductions  End of
                of Period  Expenses  Accounts Write-Offs  Period
                --------- ---------- --------- --------- --------
                                 (In Thousands)

Year Ended
 June 30, 2000
  Allowance for
   doubtful
   accounts       $ 285       $202     ---        $ 235   $ 252

Year Ended
 June 30, 1999
  Allowance for
   doubtful
   accounts       $ 285     $1,037     ---       $1,037   $ 285


Year Ended
 June 30, 1998
  Allowance for
   doubtful
   accounts       $ 285      $  53     ---        $  53   $ 285

                                  EXHIBIT INDEX

                 Exhibit No.                     Description
                 -----------                     -----------
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

                    10(a)Summary of informal  cash bonus plan  (incorporated  by reference to the summary contained in the Company's Proxy Statement dated September 17, 2000, which is incorporated by reference into Part III of this Form 10-K).

                    10(b)Executive  Stock  Bonus Plan as amended  June 15,  1992
                         (incorporated by reference to Exhibit 10(b) to the Company's Form 10-K for the year ended June 30, 1992).

                    10(c)Information  contained in the Midwest  Grain  Products,
                         Inc.  2000  Annual  Report  to  Stockholders   that  is
                         incorporated herein by reference.

                    10(d)Copy of Midwest Grain  Products,  Inc. Stock  Incentive
                         Plan  of  1996,  as  amended  as  of  August  26,  1996
                         (incorporated by reference to Exhibit 10(d) to the Company's Form 10-K for the year ended June 30, 1996).

                    10(e)Copy of  amendment  to  Midwest  Grain  Products,  Inc.
                         Stock Incentive Plan of 1996 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1998).

                    10(f)Form of Stock  Option  with  respect  to stock  options granted under the Midwest Grain Products, Inc. Stock Incentive Plan of 1996 (incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the year ended June 30, 1996).

                    10(g)Copy of Midwest Grain Products,  Inc. 1996 Stock Option
                         Plan for Outside Directors, as amended as of August 26, 1996 (incorporated by reference to Exhibit 10(f) to the Company's Form 10-K for the year ended June 30, 1996).

                    10.(h) Copy of amendment  to Midwest  Grain  Products,  Inc.
                         1996   Stock   Option   Plan  for   Outside   Directors
                         (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30,
                         1998).

                    10(g)Copy  of  Midwest  Grain  Products,   Inc.  1998  Stock
                         Incentive Plan for Salaried Employees (incorporated by reference to Appendix A to the Company's Notice of Annual Meeting and Proxy Statement dated September 17, 2000, filed with the Securities and Exchange Commission on September 15, 2000).

                    10(h)Form of Stock  Option  with  respect  to stock  options granted  under the Midwest  Grain  Products,  Inc. 1998
                         Stock Incentive Plan for Salaried Employees (incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the year ended June 30, 1996).

                    10(i)Copy of  amendments  to Options  granted  under Midwest
                         Grain Products, Inc. Stock Option Plans (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended September 30, 1998).

                    10(j)Form of  Option  Agreement  for the  grant  of  Options under the Midwest Grain Products, Inc. 1996 Stock Option Plan for Outside Directors, as amended (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ended September 30,
                         1998).

                    10.5 Form of  Amended  Option  Agreements  for the  grant of
                         Options  under the Midwest  Grain  Products,  Inc. 1998
                         Stock Incentive Plan for Salaried Employees (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended September 30,
                         1998).

                    10.6 Form of Option Agreement for the grant of Options under the Midwest Grain Products, Inc. Stock Incentive Plan of 1996, as amended.

                    22 Subsidiaries of the Company other than insignificant subsidiaries:
                                                         State of Incorporation
                         Subsidiary                         or Organization
                         ----------                         ---------------
                    Midwest Grain Pipeline, Inc.                Kansas
                    Midwest Grain Products of Illinois, Inc.    Illinois

                    23   Consent of Baird, Kurt & Dobson.

                    25 Powers of Attorney executed by all officers and directors of the Company who have signed this report on Form 10-K (incorporated by reference to the signature pages of this report).
                    27 Midwest Grain Products Financial Data Schedule at June 30, 2000 and for the year then ended.
                                        2