Form 10-Q
period 2000-09-30
MIDWEST GRAIN PRODUCTS INC
filed 2000-11-13
CIK 835011

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For Quarter Ended September 30, 2000


                          MIDWEST GRAIN PRODUCTS, INC.
                         -------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                           Commission File No. 0-17196


              KANSAS                                  48-0531200
             ---------                               -------------
  (State or Other Jurisdiction of                     IRS Employer
   Incorporation or Organization)                  Identification No.


                    1300 Main Street, Atchison, Kansas 66002
                   -------------------------------------------
              (Address of Principal Executive Offices and Zip Code)


                                 (913) 367-1480
                                -----------------
              (Registrant's Telephone Number, Including Area Code)


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


                           Common stock, no par value
                          8,526,697 shares outstanding
                             as of November 1, 2000

                                      INDEX


PART I.  FINANCIAL INFORMATION
         Page

         Item 1.    Financial Statements

               Independent Accountants' Review Report..............           2

               Condensed Consolidated Balance Sheets as of
               September 30, 2000 and June 30, 2000................           3

               Condensed Consolidated Statements of Operations for
               the Three Months Ended September 30, 2000 and 1999..           5

               Condensed Consolidated Statements of Cash Flows for
               the Three Months Ended September 30, 2000 and 1999..           6

               Notes to Condensed Consolidated Financial Statements           7

         Item 2.    Management's Discussion and Analysis of Financial
                        Condition and Results of Operations........           8

         Item 3.    Quantitative and Qualitative Disclosures
                        About Market Risk..........................          12

PART II.  OTHER INFORMATION

         Item 4.    Submission of Matters to a Vote of Security Holders      13

         Item 6.    Exhibits and Reports on Form 8-K...............          13

                                                                     Exhibit 23
 [LOGO]
                                                             City Center Square
                                                   1100 Main Street, Suite 2700
                                               Kansas City, Missouri 64105-2112
         Baird, Kurtz & Dobson                    816 221-6300 FAX 816 221-6380
--------------------------------------------------------------------------------
                                                  bkd.com

                     Independent Accountants' Review Report

Board of Directors and Stockholders
Midwest Grain Products, Inc.
Atchison, Kansas   66002

       We have reviewed the accompanying condensed consolidated balance sheet of MIDWEST GRAIN PRODUCTS, INC. and subsidiaries as of September 30, 2000, and the related condensed consolidated statements of operations for the three month periods ended September 30, 2000 and 1999, and the related condensed consolidated statements of cash flows for the three-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

       We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and, in our report dated August 1, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                          s/BAIRD, KURTZ & DOBSON
                                             BAIRD, KURTZ & DOBSON

Kansas City, Missouri
October 27, 2000

Solutions for Success
                             Member of Moores Rowland International      [Logo]
                                      an association of independent
                              accounting firms throughout the world

                          MIDWEST GRAIN PRODUCTS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)


                                     ASSETS



                                               September 30,       June 30,
                                                   2000              2000
                                            ------------------- --------------
                                               (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents              $      5,954       $     7,728
     Receivables                                  27,662            30,272
     Inventories                                  17,854            19,246
     Prepaid expenses                              2,380             1,617
     Deferred income taxes                         4,058             4,058
     Income taxes receivable                         906
                                            ------------       -----------
                 Total Current Assets             58,814            62,921
                                            ------------       -----------


PROPERTY AND EQUIPMENT, At cost                  234,086           232,508
     Less accumulated depreciation               142,830           139,737
                                            ------------      ------------
                                                  91,256            92,771
                                            ------------      ------------

OTHER ASSETS                                          87                87
                                            ------------      ------------
                                            $    150,157      $    155,779
                                            ============      ============

















See Accompanying Notes to Condensed Consolidated Financial
    Statements and Independent Accountants' Review Report

                          MIDWEST GRAIN PRODUCTS, INC.

                                 (In Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                               September 30,       June 30,
                                                   2000              2000
                                            ------------------ --------------
                                               (Unaudited)
CURRENT LIABILITIES
     Current maturities of long-term debt     $      2,273      $      2,273
     Accounts payable                               11,352            10,563
     Accrued expenses                                2,571             4,044
     Income taxes payable                                                952
                                              ------------      ------------
                 Total Current Liabilities          16,196            17,832
                                              ------------      ------------

LONG-TERM DEBT                                      15,908            18,181
                                              ------------      ------------

POST-RETIREMENT BENEFITS                             6,161             6,170
                                              ------------      ------------

DEFERRED INCOME TAXES                               11,218            11,218
                                              ------------      ------------

STOCKHOLDERS' EQUITY
     Capital stock
        Preferred, 5% noncumulative,
        $10 par value; authorized 1,000
        shares; issued and outstanding 437
        shares                                           4                 4
        Common, no par; authorized 20,000,000
        shares; issued 9,765,172 shares              6,715             6,715
     Additional paid-in capital                      2,485             2,485
     Retained earnings                             102,823           104,073
     Accumulated other comprehensive income
        (loss) -
        Cash flow hedges                              (131)
                                              ------------      ------------
                                                   111,896           113,277
     Treasury stock, at cost
        Common;
           September 30, 2000 - 1,218,675 shares
           June 30, 2000 - 1,181,775 shares        (11,222)          (10,899)
                                             -------------     -------------
                                                   100,674           102,378
                                              ------------      ------------
Total liabilities and stockholders' equity    $    150,157      $    155,779
                                              ============      ============

See Accompanying Notes to Condensed Consolidated Financial
    Statements and Independent Accountants' Review Report

                          MIDWEST GRAIN PRODUCTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                   (Unaudited)

                                                   2000             1999
                                               ------------     -----------
                                                      (in thousands)

NET SALES                                      $   58,297       $   54,975

COST OF SALES                                      55,532           50,750
                                               ----------       ----------
GROSS PROFIT                                        2,765            4,225

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        3,201            2,680
                                               ----------       ----------
                                                     (436)           1,545

OTHER OPERATING INCOME (EXPENSE)                       (1)              20
                                              -----------       ----------

INCOME (LOSS) FROM OPERATIONS                        (437)           1,565

OTHER INCOME (EXPENSE), NET
     Interest                                        (344)            (389)
     Other                                            128               65
                                               ----------       ----------
INCOME (LOSS) BEFORE INCOME TAXES                    (653)           1,241

PROVISION (CREDIT) FOR INCOME TAXES                  (258)             490
                                              -----------       ----------
NET INCOME (LOSS)                              $     (395)      $      751
                                              ===========       ==========

EARNINGS (LOSS) PER COMMON SHARE                   $(0.05)       $    0.08
                                                  =======        =========













See Accompanying Notes to Condensed Consolidated Financial
    Statements and Independent Accountants? Review Report

                          MIDWEST GRAIN PRODUCTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                   (Unaudited)

                                                       2000             1999
                                                   ------------     -----------
                                                          (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                            $     (395)      $      751
     Items not requiring cash:
        Depreciation                                   3,276            3,379
        Loss on sale of equipment                         10
     Changes in:
        Accounts receivable                            2,610           (1,507)
        Inventories                                    1,261             (148)
        Prepaid expenses                                (763)            (552)
        Accounts payable                               1,003            1,118
        Accrued expenses                              (2,328)          (2,344)
        Income taxes receivable                       (1,858)             490
        Other                                             (9)             (61)
                                                 -----------      -----------
         Net cash provided by operating activities     2,807            1,126
                                                  ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment              (1,985)          (1,259)
                                                  ----------       ----------
         Net cash used in investing activities        (1,985)          (1,259)
                                                 -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Purchase of treasury stock                         (323)          (1,048)
     Net payments on long-term debt                   (2,273)          (2,291)
     Net proceeds from issuance of long-term debt      1,000
                                                  ----------       ----------
         Net cash used in financing activities        (2,596)          (2,339)
                                                 -----------      -----------

DECREASE IN CASH AND CASH EQUIVALENTS                 (1,774)          (2,472)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         7,728            4,054
                                                  ----------       ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD          $    5,954       $    1,582
                                                  ==========       ==========



See Accompanying Notes to Condensed Consolidated Financial
    Statements and Independent Accountants? Review Report

                          MIDWEST GRAIN PRODUCTS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED SEPTEMBER 30, 2000

                                   (Unaudited)

NOTE 1:  GENERAL

     In  the  opinion  of  management,   the  accompanying  unaudited  condensed
consolidated financial statements contain all adjustments necessary to present fairly the Company's condensed consolidated financial position as of September 30, 2000, and the condensed consolidated results of its operations and its cash flows for the periods ended September 30, 2000 and 1999, and are of a normal recurring nature.


NOTE 2:  NEW ACCOUNTING PRONOUNCEMENT

     During the first quarter of fiscal 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of this pronouncement did not have a material impact on the financial statements at September 30, 2000.





























See Independent Accountants Review Report

                          MIDWEST GRAIN PRODUCTS, INC.
                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     THREE MONTHS ENDED SEPTEMBER 30, 2000

RESULTS OF OPERATIONS

General

The Company had a net loss of $395,000 in the first quarter of fiscal 2001 compared to the prior year's first quarter net income of $751,000. The decline was principally due to a significant rise in energy costs combined with non-recurring expenses related to the start-up of new distillery equipment at the Company's Atchison, Kansas plant in late August.

The higher energy costs were caused by a dramatic hike in natural gas prices, which practically doubled compared to price levels experienced during the same period the prior year. Since the end of the quarter, natural gas prices have fallen modestly. Additionally, the Company has been able to switch over to less expensive fuel oil to satisfy the majority of its energy requirements at the Atchison facility.

The new distillery equipment in Atchison consisted principally of new distillation columns to replace older equipment used for the production of food grade beverage and industrial alcohol. However, the equipment start- up necessitated a ten-day temporary shutdown of all plant operations in Atchison, adversely affecting production efficiencies for the quarter. Efficiencies plant-wide have since returned to their prior levels, with noticeable improvements being experienced in the distillery operation. With the new distillation columns, the Company now has the capability to meet market demand for higher purity, high quality food grade alcohol, which increased in the first quarter, and is expected to rise even more in the second quarter. Demand for the Company's fuel grade alcohol, which rose well into the first quarter, also is expected to climb during the current three-month period. This partially has been due to a proposal by the Environmental Protection Agency (EPA) to phase out MTBE, a synthetically derived fuel oxygenate, which has been shown to be a groundwater contaminant and potential health hazard. Grain-based fuel alcohol, or ethanol as it is commonly known, is considered the most reasonable and likely replacement for MTBE.

Demand for the Company's vital wheat gluten dropped in the first quarter due largely to a softening in the marketplace. The decline could have been more severe but for President Clinton's decision to allocate imports of foreign gluten on a quarterly rather than an annual basis with the start of the third year of a three-year annual quota on June 1. In the first quarter of the prior fiscal year, the U.S. was suddenly and rapidly inundated with gluten imports, due mainly to the European Union's (E.U.) entire annual allocation entering the market within just two weeks after the second year of the quota opened on June 1, 1999. Additionally, the U.S. saw a substantial increase in gluten imports from other parts of the world, particularly Poland. In response, President Clinton issued his decision to place imports of foreign wheat gluten on quarterly allocations. He additionally added Poland to the list of countries that are subject to the quota after determining that dramatically increased shipments from Poland had impaired the quota's effectiveness.

In a related matter, a dispute panel of the World Trade Organization (WTO) on July 28, 2000 challenged the safeguards decision under which the wheat gluten quota was implemented. The WTO challenge is being appealed by the U.S. Trade Representative in a process that could extend through December 2000. In the interim, the WTO ruling is not expected to have an impact on the quota.

Demand for the Company's specialty wheat proteins continued a gradual rise in the first quarter, principally due to increased customer interest and the effects of intensified marketing programs. Produced for a variety of food and

                          MIDWEST GRAIN PRODUCTS, INC.
                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     THREE MONTHS ENDED SEPTEMBER 30, 2000

non-food applications, these value-added products include dough conditioners, meat extenders and replacers, ingredients for hair care and skin care systems, and biopolymers for producing degradable, plastic-like items.
Total wheat starch demand was essentially unchanged compared to demand experienced in the first quarter of fiscal 2001. However, demand has strengthened in the current quarter and the Company expects that starch sales for the first half of fiscal 2001, especially sales of value-added specialty and modified starches, may surpass levels reached in the first half of fiscal 2000. Additionally, raw material costs for grain on a per bushel basis have continued to remain relatively low, a situation which should benefit production cost efficiencies throughout the Company's entire operation.

Sales

Net sales in the first quarter of fiscal 2001 increased by approximately $3.0 million above net sales in the first quarter of fiscal 2000. The increase resulted principally from higher sales of all alcohol products. Sales of food grade alcohol for beverage and industrial applications climbed as the result of higher unit sales, which helped to offset slightly lower selling prices. The rise in fuel alcohol sales, on the other hand, was due to an improved selling price, while unit sales in this category were essentially even with unit sales realized in the first quarter of the prior year.

Sales of wheat gluten products decreased, principally as the result of lower unit sales and lower prices for vital wheat gluten. This decline was partially offset by increased unit sales of the Company's value-added specialty wheat proteins. Wheat starch sales, meanwhile, were approximately even with sales experienced in the first quarter of fiscal 2000.

Cost of Sales

The cost of sales in the first quarter of fiscal 2001 rose by approximately $4.8 million above the cost of sales for the same period in the prior year. This principally was due to higher energy costs resulting from a substantial increase in natural gas prices, and nonrecurring costs related to the final installation of new distillation equipment at the Company's Atchison, Kansas plant. Lower raw material costs for grain partially offset the higher costs resulting from the above.

In connection with the purchase of raw materials, principally corn and wheat, for anticipated operating requirements, the Company enters into commodity contracts to reduce or hedge the risk of future grain price increases. Additionally, the Company uses gasoline futures to hedge fuel-grade alcohol sales contractually sold at prices fluctuating with gasoline futures. For the first quarter of fiscal 2001, raw material costs included a net loss of $96,000 on contracts compared to a net hedging loss of $674,000 on contracts for the first quarter of fiscal 2000.

                          MIDWEST GRAIN PRODUCTS, INC.
                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     THREE MONTHS ENDED SEPTEMBER 30, 2000

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the first quarter of fiscal 2001 rose by approximately $222,000 compared to selling, general and administrative expenses in the first quarter of fiscal 2000. The increase was due largely to increased marketing activities, industry-related fees and higher technology costs.

The consolidated effective income tax rate is consistent for all periods. The general effects of inflation were minimal.

Net Income

As the result of the foregoing factors, the Company experienced a net loss of $395,000 in the first quarter of fiscal 2001 compared to a net income of $751,000 in the first quarter of fiscal 2000.

                          MIDWEST GRAIN PRODUCTS, INC.
                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     THREE MONTHS ENDED SEPTEMBER 30, 2000

LIQUIDITY AND CAPITAL RESOURCES

The following table is presented as a measure of the Company's liquidity and financial condition:

                                              September 30,        June 30,
                                                   2000              2000
                                            ----------------       --------
Cash and cash equivalents                      $    5,954       $    7,728
Working capital                                    42,618           45,089
Amounts available under lines of credit            23,000           23,000
Notes payable and long-term debt                   18,181           20,454
Stockholders? equity                              100,674          102,378

The Company continued to decrease inventory levels as the previously high levels of alcohol were reduced due to increased food grade alcohol sales. Additionally, the scheduled plant shutdown in Atchison lowered production levels.

Short-term liquidity was also impacted by open market purchases of 36,900 shares of the Company's common stock. These purchases were made to fund the Company's stock option plans and for other corporate purposes. As of September 30, 2000, the Board has authorized the purchase of an additional 781,325 shares of the Company's common stock.

At September 30, 2000, the Company had $12.7 million committed to improvements and replacements of existing equipment. Included in this amount is the construction of a new facility designed to increase production capacity for the Company's Wheatex series of specialty wheat proteins.

     The Company continues to maintain a strong working capital position and a low debt-to-equity ratio while generating strong earnings before interest, taxes and depreciation. Management believes this strong financial position and available lines of credit will allow the Company to complete capital improvements  and  to  effectively  supply  customer  needs  for  all  products.

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

                               SEPTEMBER 30, 2000



Item 3.      Quantitative And Qualitative Disclosures About Market Risk

The Company produces its products from wheat, corn and milo and, as such, is sensitive to changes in commodity prices. Grain futures and/or options are used as a hedge to protect against fluctuations in the market. The information regarding inventories and futures contracts at June 30, 2000, as presented in the annual report, is not significantly different from September 30, 2000.

                          MIDWEST GRAIN PRODUCTS, INC.

                                     PART II

                                OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

     The annual meeting of stockholders of the Company was held on September 15, 2000. The following actions were taken at the meeting:

     1.Linda E. Miller was elected to the office of Group A Director for a term expiring in 2003 with 7,545,056 common share votes for her election and 83,107 votes withheld.

     2. Daryl R. Schaller, Ph.D. was elected to the office of Group A Director for a term expiring in 2003 with 7,545,056 common share votes for his election and 87,739 votes withheld.

     3. Michael Braude was elected to the office of Group B Director for a term expiring in 2003 with 410 preferred share votes for his election and no votes withheld.

     In addition, the term of Michael R. Haverty as a Group A Director continued after the annual meeting and the terms of Cloud L. Cray, Jr., Robert J. Reintjes, Randall M. Schrick and Laidacker M. Seaberg as Group B Directors continued after the annual meeting.

Item 6.  Exhibits and Reports on Form 8-K

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

               27. Financial Data schedule for the quarter ending September 30, 2000.

               99.  Press Release dated November 2, 2000 (w/o financial
                     statements).

         Reports on Form 8-K

                  The Company has filed no reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              MIDWEST GRAIN PRODUCTS, INC.


Date:  November 13, 2000                By   s/Ladd M. Seaberg
                                              Ladd M. Seaberg, President
                                              and Chief Executive Officer

Date:  November 13, 2000                By   s/Robert G. Booe
                                              Robert G. Booe, Vice President
                                              and Chief Financial Officer

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

               27. Financial Data schedule for the quarter ending September 30, 2000.

               99.  Press Release dated November 2, 2000 (w/o financial
                     statements).