Form 10-Q
period 2000-12-31
MIDWEST GRAIN PRODUCTS INC
filed 2001-02-13
CIK 835011

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


        For Quarter Ended December 31, 2000 - Commission File No. 0-17196



                          MIDWEST GRAIN PRODUCTS, INC.
           ----------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)




           KANSAS                                               48-0531200
-------------------------------                             ------------------
(State or Other Jurisdiction of                                IRS Employer
 Incorporation or Organization)                             Identification No.


                    1300 Main Street, Atchison, Kansas 66002
                    ----------------------------------------
              (Address of Principal Executive Offices and Zip Code)


                                 (913) 367-1480
               --------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


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

                           Common stock, no par value
                          8,350,912 shares outstanding
                             as of January 25, 2001

                                      INDEX
                                      -----
PART I. FINANCIAL INFORMATION                                               Page
                                                                            ----
        Item 1. Financial Statements
                --------------------
          Independent Accountants' Review Report.............................  1

          Condensed Consolidated Balance Sheets as of
          December 31, 2000 and June 30, 2000................................  2

          Condensed Consolidated Statements of Income for
          the Three Months and Six Months Ended December 31, 2000 and 1999...  4

          Condensed Consolidated Statements of Cash Flows for
          the Six Months Ended December 31, 2000 and 1999....................  5

          Note to Condensed Consolidated Financial Statements................  6

        Item 2. Management's Discussion and Analysis of Financial
                -------------------------------------------------
                Condition and Results of Operations..........................  7
                -----------------------------------
        Item 3. Quantitative and Qualitative Disclosures About Market Risk... 11
                ----------------------------------------------------------

PART II.  OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K............................. 12
                --------------------------------

                     Independent Accountants' Review Report
                     --------------------------------------

Board of Directors and Stockholders
Midwest Grain Products, Inc.
Atchison, Kansas   66002


   We have reviewed the condensed consolidated balance sheets of MIDWEST GRAIN PRODUCTS, INC. and subsidiaries as of December 31, 2000, and the related condensed consolidated statements of income for the three-month and six-month periods ended December 31, 2000 and 1999, and the related condensed consolidated statements of cash flows for the six-month periods ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

                                             /s/ BAIRD, KURTZ & DOBSON
                                             BAIRD, KURTZ & DOBSON

Kansas City, Missouri
January 25, 2001

                          MIDWEST GRAIN PRODUCTS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)


                                     ASSETS


                                                     December 31,     June 30,
                                                        2000            2000
                                                     -----------      --------
                                                    (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                       $  5,235         $  7,728
     Receivables                                       30,036           30,272
     Inventories                                       19,390           19,246
     Prepaid expenses                                   1,982            1,617
     Deferred income taxes                              4,022            4,058
                                                     --------         --------
                 Total Current Assets                  60,665           62,921
                                                     --------         --------

PROPERTY AND EQUIPMENT, At cost                       235,371          232,508
     Less accumulated depreciation                    146,135          139,737
                                                     --------         --------
                                                       89,236           92,771
                                                     --------         --------

OTHER ASSETS                                               87               87
                                                     --------         --------
                                                     $149,988     $    155,779
                                                     ========         ========

See Accompanying Note to Condensed Consolidated Financial
    Statements and Independent Accountants' Review Report

                          MIDWEST GRAIN PRODUCTS, INC.

                                 (In Thousands)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     December 31,    June 30,
                                                                         2000         2000
                                                                         ----         ----
                                                                      (Unaudited)
CURRENT LIABILITIES
     Current maturities of long-term debt                            $   2,273    $   2,273
     Accounts payable                                                   10,515       10,563
     Accrued expenses                                                    2,364        4,044
     Income taxes payable                                                  220          952
                                                                     ---------    ---------
                 Total Current Liabilities                              15,372       17,832
                                                                     ---------    ---------

LONG-TERM DEBT                                                          15,908       18,181
                                                                     ---------    ---------

POST-RETIREMENT BENEFITS                                                 6,149        6,170
                                                                     ---------    ---------

DEFERRED INCOME TAXES                                                   11,218       11,218
                                                                     ---------    ---------

STOCKHOLDERS' EQUITY
     Capital stock
        Preferred, 5% noncumulative, $10 par value; authorized
           1,000 shares; issued and outstanding 437 shares                   4            4
        Common, no par; authorized 20,000,000 shares; issued
           9,765,172 shares                                              6,715        6,715
     Additional paid-in capital                                          2,485        2,485
     Retained earnings                                                 104,546      104,073
     Cash flow hedges                                                       55
                                                                      ---------    ---------
                                                                       113,805      113,277
     Treasury stock, at cost
        Common;
           December 31, 2000 - 1,356,360 shares
           June 30, 2000 - 1,181,775 shares                            (12,464)     (10,899)
                                                                     ---------    ---------
                                                                       101,341      102,378
                                                                     ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  149,988   $  155,779
                                                                    ==========   ==========

See Accompanying Note to Condensed Consolidated Financial
    Statements and Independent Accountants' Review Report

                          MIDWEST GRAIN PRODUCTS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                 (In Thousands)

          THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                   (Unaudited)

                                                      Three Months            Six Months
                                                  2000         1999         2000         1999
                                                ---------    ---------    ---------    --------
                                                    (in thousands)            (in thousands)

NET SALES                                      $  58,489    $  59,962    $ 116,786    $ 114,937

COST OF SALES                                     52,336       54,007      107,868      104,757
                                               ---------    ---------    ---------   ----------

GROSS PROFIT                                       6,153        5,955        8,918       10,180

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                       3,220        3,001        6,421        5,681
                                               ---------    ---------    ---------   ----------
                                                   2,933        2,954        2,497        4,499

OTHER OPERATING INCOME                                 6           24            5           44
                                               ---------    ---------    ---------   ----------
INCOME FROM OPERATIONS                             2,939        2,978        2,502        4,543

OTHER INCOME (EXPENSE)
     Interest                                       (304)        (372)        (648)        (761)
     Other                                           215          (23)         343           42
                                               ---------    ---------    ---------   ----------

INCOME BEFORE INCOME TAXES                         2,850        2,583        2,197        3,824

PROVISION FOR INCOME TAXES                         1,126        1,020          868        1,510
                                               ---------    ---------    ---------   ----------

NET INCOME                                     $   1,724    $   1,563    $   1,329    $   2,314
                                               =========    =========    =========   ==========

EARNINGS PER COMMON SHARE                      $    0.20    $    0.17    $    0.16    $    0.25
                                               =========    =========    =========   ==========

See Accompanying Note to Condensed Consolidated Financial
    Statements and Independent Accountants= Review Report

                          MIDWEST GRAIN PRODUCTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)

                   SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                   (Unaudited)

                                                                     2000             1999
                                                                     ----             ----
                                                                         (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                $     1,329       $    2,314
     Items not requiring (providing) cash:
        Depreciation                                                 6,581            6,743
        Loss on sale of equipment                                        6                3
     Changes in:
        Accounts receivable                                            236           (2,844)
        Inventories                                                    (53)           2,085
        Prepaid expenses                                              (365)            (818)
        Accounts payable                                               297            1,500
        Accrued expenses                                            (1,701)          (1,047)
        Income taxes receivable/payable                               (732)           1,485
                                                                    ------           ------
         Net cash provided by operating activities                   5,598            9,421
                                                                    ------           ------
CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment                            (3,414)          (3,036)
     Proceeds from sale of equipment                                    17                6
                 Net cash used in investing activities              (3,397)          (3,030)
                                                                    ------           ------
CASH FLOWS FROM FINANCING ACTIVITIES
     Purchase of treasury stock                                     (1,565)          (4,648)
     Net payments on long-term debt                                 (2,273)          (2,494)
     Dividends paid                                                   (856)
                                                                    ------           ------
                 Net cash used in financing activities              (4,694)          (7,142)
                                                                    ------           ------

DECREASE IN CASH AND CASH EQUIVALENTS                               (2,493)           ( 751)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       7,728            4,054
                                                                    ------           ------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $     5,235       $    3,303
                                                                 =========        =========

See Accompanying Note to Condensed Consolidated Financial
    Statements and Independent Accountants' Review Report

                          MIDWEST GRAIN PRODUCTS, INC.

               NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       SIX MONTHS ENDED DECEMBER 31, 2000

                                   (Unaudited)


NOTE 1: GENERAL

   In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's condensed consolidated financial position as of December 31, 2000, and the condensed consolidated results of its operations and its cash flows for the periods ended December 31, 2000 and 1999, and are of a normal recurring nature.











See Independent Accountants' Review Report

                          MIDWEST GRAIN PRODUCTS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2000

RESULTS OF OPERATIONS

General
-------

   The Company's net income of $1,724,000 in the second quarter of fiscal 2001 represented a $161,000 increase compared to the prior year's second quarter net income of $1,563,000. The increase was principally due to the effects of increased demand for the Company's fuel grade alcohol, or ethanol as it is commonly known. Higher than normal energy costs caused by increased natural gas prices, particularly in the latter part of the quarter, prevented the realization of an even greater improvement in the quarter. Reduced sales of vital wheat gluten, wheat starch and food grade alcohol were also offsetting factors.

   The heightened demand for fuel grade alcohol was partially attributable to a recent proposal by the Environment Protection Agency to phase out MTBE, a competing fuel oxygenate that is synthetically derived and has been shown to be harmful to ground water supplies. In response to the increased demand, the Company raised fuel alcohol production levels, while also experiencing upward price adjustments. The Company also experienced improved selling prices for its food grade alcohol for beverage applications. However, the unit volume of all food grade alcohol declined compared to a year ago as the Company reduced sales to export markets and shifted more of its alcohol production mix to the fuel area. This decision was influenced by the strengthened demand for fuel alcohol, as well as the Company's plan to participate in an incentive program developed by the U.S. Department of Agriculture. Under the program, initiated in December 2000, the Agriculture Department plans to provide a two-year cash incentive for ethanol producers who increase their grain usage by specified amounts to raise fuel alcohol production. The Company expects to satisfy the program's eligibility requirements, and to begin experiencing its effects in the current quarter. Additionally, the installation of new distillery columns to replace older equipment at the Company's Atchison, Kansas plant during the current year's first quarter allowed for the realization of improved food grade alcohol production efficiencies at that location in the second quarter. This project also is allowing the Company to serve beverage alcohol customers with an even higher purity, higher quality premium product.

   Lower demand for the Company's vital wheat gluten in the second quarter was due mainly to increased supplies throughout the industry. Currently, the Company is seeing no improvement in this situation and, therefore, has adopted a strategy to further decrease gluten production and more selectively target gluten sales for an undetermined period going forward. The Company expects that the current oversupply situation will adversely affect the third quarter performance and would be even more substantial but for a three-year long quota that was placed on gluten imports by former President Clinton in 1998. The quota has helped to reduce the severity of injuries caused to U.S. producers by excess amounts of low priced gluten imports from subsidized European Union (E.U.) producers.

   The Company expects that the quota will remain in place until May 31, 2001 despite recent efforts by the E.U. to have it terminated before that date. Although a recent ruling by the Appellate Body of the World Trade Organization
(WTO) confirmed a previous ruling that the safeguard action implementing the quota was inconsistent with the United States' obligations under the WTO
Agreement on Safeguards, the U.S. has a reasonable period of time to bring its safeguard action into conformity with such obligations. The Company expects that this could occur within approximately 120 days. The Company believes that the President may not withdraw the safeguard before the U.S. International Trade Commission (USITC) has had an opportunity to bring it into conformity with the Appellate Body decision and, therefore, expects that the present quota will remain in place until its scheduled May 31 termination date. In a related matter, the Wheat Gluten Industry Council of the U.S. has formally requested a two-year extension to the quota. The request is based on grounds that through circumvention and similar tactics, E.U. producers have deliberately and effectively disallowed the U.S. wheat

                          MIDWEST GRAIN PRODUCTS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2000

gluten industry from receiving the full extent of relief that the quota intended. A hearing on the request is scheduled to occur before the USITC in late February 2001. An actual decision as to whether an extension will be granted is expected to be made prior to May 31, 2001. If an extension is not granted, the Company expects the current oversupply situation to become more pronounced.

   Demand for the Company's specialty wheat proteins continued a gradual rise in the second quarter, principally due to increased customer interest and the effects of intensified marketing programs. Produced for a variety of food and non-food applications, these value-added products include dough conditioners, meat extenders and replacers, ingredients for hair care and skin care systems, and bio-polymers for producing pet treats as well as degradable, plastic-like items.

   Recently, the Company was named the successful bidder on the state-of-the-art manufacturing facility owned by a Kansas City, Kansas firm that entered Chapter 11 bankruptcy proceedings. The Company plans to use the facility primarily for the production of Wheatex, Midwest Grain's unique line of textured wheat proteins that are sold to enhance the flavor and texture of vegetarian and extended meat products. Expected to be finalized on February 12, 2001 at a cost of approximately $6.5 million, the purchase replaces the Company's earlier plan to build a Wheatex plant at similar cost. The Company expects the acquisition will allow it to increase the production of textured wheat proteins at a more accelerated rate. Also, the Company anticipates that, in addition to providing more space than was incorporated into the design for a new plant, the facility will provide greater flexibility for producing other lines of value-added specialty wheat proteins.

   The Company's wheat starch sales, while down in total unit volume, remained relatively strong due largely to a sizeable percentage of sales coming from value-added modified and specialty starches. Demand for these ingredients has improved in the current quarter, and the Company expects that starch sales for the second half of fiscal 2001 will remain strong.

   Raw material costs for grain on a per bushel basis, although slightly higher than they were a year ago, have continued to remain relatively low, a situation which should benefit production cost efficiencies throughout the Company's entire operation. However, further dramatic hikes in natural gas prices currently are being experienced by the Company and are expected to have a severe adverse impact on the Company's third quarter earnings performance. The continued use of less expensive fuel oil to supply energy to a portion of the Company's Atchison operations during this period should help soften that impact. Meanwhile, the Company is exploring ways to make more efficient use of its energy, both short-term and long-term, and is taking steps to further enhance its risk management program.

Sales
-----
   Net sales in the second quarter of fiscal 2001 decreased approximately $1.5 million below net sales in the second quarter of fiscal 2000. The decrease resulted principally from lower sales of vital wheat gluten, wheat starch and food grade alcohol, which offset increased sales of fuel grade alcohol.

                          MIDWEST GRAIN PRODUCTS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2000

   Sales of vital wheat gluten dropped due to reductions in both unit sales and selling prices. This decrease was partially offset by increased unit sales of the Company's specialty wheat proteins. Wheat starch sales declined due to lower unit sales. Selling prices for wheat starch were approximately even with selling prices experienced during the same period a year ago. Sales of food grade alcohol for beverage and industrial applications fell as the result of decreased unit sales, as well as reduced selling prices in the industrial area. Improved selling prices for alcohol sold for beverage applications only partially offset this drop. The rise in fuel alcohol sales, on the other hand, was due to higher unit sales and improved prices caused by increased demand. Sales of distillers' feed, the principal byproduct of the Company's alcohol production process, were below the prior year's second quarter level due to a slight decrease in the average selling price.

   Net sales for the first six months of fiscal 2001 increased by approximately $1.8 million over net sales for the first six months of fiscal 2000. This resulted from increased sales of fuel grade alcohol in both the first and second quarters, and higher sales of food grade alcohol for industrial uses in the first quarter. Sales of vital wheat gluten were down for all six months compared to the same period the prior year, while sales of wheat starch were just shy of the level reached during the first half of fiscal 2000.

Cost of Sales
-------------

   The cost of sales in the second quarter of fiscal 2001 fell by approximately $1.7 million below the cost of sales for the same period the prior year. This principally was due to decreases in raw material costs, which more than offset a substantial increase in energy costs resulting from higher natural gas prices.

   For the first six months of fiscal 2001, the cost of sales increased by approximately $3.1 million above costs of sales for the first six months of fiscal 2000. This was largely attributable to higher energy costs in both the first and second quarters. Non-recurring costs related to the final installation of new distillation equipment at the Company's Atchison plant in the first quarter also contributed to the increase. Lower raw material costs for grain partially offset the higher costs resulting from the above.

   In connection with the purchase of raw materials, principally corn and wheat, for anticipated operating requirements, the Company enters into commodity contracts to reduce or hedge the risk of future grain price increases. Additionally, the Company uses gasoline futures to hedge fuel alcohol sales contractually sold at prices fluctuating with gasoline futures. For the second quarter of fiscal 2001, raw material costs included a net hedging loss of $233,000 on contracts compared to a net hedging loss of $530,000 on contracts for the second quarter of fiscal 2000. For the first six months of fiscal 2001, raw material costs included a net hedging loss of $330,000 on contracts compared to a net hedging loss of $1,204,000 for the first six months of the prior year.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses in the second quarter of fiscal 2001 were approximately $219,000 higher than selling, general and administrative expenses in the second quarter of fiscal 2000. The increase was due largely to increased marketing activities, industry-related fees and higher technology costs.

                          MIDWEST GRAIN PRODUCTS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2000

   Selling, general and administrative expenses for the first six months of fiscal 2001 rose by approximately $740,000 above selling, general and administrative expenses for the first half of fiscal 2000. Reasons for this increase were essentially the same as those cited above.

   The consolidated effective income tax rate is consistent for all periods. The general effects of inflation were minimal.

Net Income
----------

   As the result of the foregoing factors, the Company experienced net income of $1,724,000 in the second quarter of fiscal 2001 compared to net income of $1,563,000 in the second quarter of fiscal 2000. For the first six months of fiscal 2001, the Company had net income of $1,329,000 versus net income of $2,314,000 for the first six months of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

   The following table is presented as a measure of the Company's liquidity and financial condition:
                                                 December 31,        June 30,
                                                    2000              2000
                                                 -----------      ------------

Cash and cash equivalents                       $    5,235       $    7,728
Working capital                                     45,297           45,089
Amounts available under lines of credit             23,000           23,000
Notes payable and long-term debt                    18,181           20,454
Stockholders= equity                               101,341          102,378

   Inventory and receivable levels are relatively constant with levels at June 30, 2000. Short-term liquidity has been impacted by additions to property and equipment ($3.4 million), purchases of the Company's common stock ($1.6 million) and dividends ($.9 million).

   The Company made open market purchases of 174,585 shares of its common stock during the six-month period. These purchases were made to fund the Company's stock option plans and for other corporate purposes. As of December 31, 2000, the Board has authorized the purchase of an additional 643,640 shares of the Company's common stock.

   At December 31, 2000, the Company had $12.5 million committed to improvements and replacements of existing equipment. Included in this amount is the previously discussed acquisition of the new facility to increase the Company's production of its Wheatex series of specialty wheat proteins.

   The Company continues to maintain a strong working capital position and a low debt-to-equity ratio while generating strong earnings before interest, taxes and depreciation. Management believes this strong financial position and available lines of credit will allow the Company to effectively expand its production of specialty products as well as supply customer needs for all its other products.

                          MIDWEST GRAIN PRODUCTS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2000

FORWARD-LOOKING INFORMATION

   This report contains forward-looking statements as well as historical information. Forward-looking statements are identified by or are associated with such words as "intend," "believe," "estimate," "expect," "anticipate," "hopeful" and similar expressions. They reflect management's current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance. The forward-looking statements are based on many assumptions and factors including those relating to grain prices, energy costs, product pricing, competitive environment and related market conditions, operating efficiencies, access to capital and actions of governments or government officials. Any changes in the assumptions or factors could produce materially different results than those predicted and could impact stock values.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

   The Company produces its products from wheat, corn and milo and, as such, is sensitive to changes in commodity prices. Grain futures and/or options are used as a hedge to protect against fluctuations in the market. The information regarding inventories and futures contracts at June 30, 2000, as presented in the annual report, is not significantly different from December 31, 2000.

                          MIDWEST GRAIN PRODUCTS, INC.

                                     PART II

                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            10.1 Form of Incentive Stock Option Agreement approved on December 7, 2000 for use thereafter under the Stock Incentive Plan of 1996.

            10.2 Form of Incentive Stock Option Agreement approved on December 7, 2000 for use thereafter under the 1998 Stock Incentive Plan for Salaried Employees.

            10.3 Form of Memorandum of Agreement Concerning Options approved on December 7, 2000 between the Company and certain members of senior management, including the following named executive officers: Ladd M. Seaberg, Randall M. Schrick, Robert G. Booe, Dennis E. Sprague and Dr. Sukh Bassi.

            15.1 Letter from independent public accountants pursuant to paragraph (d) of Rule 10-01 of Regulation S-X (incorporated by reference to Independent Accountants' Review Report at page 2 hereof).

            15.2 Letter from independent public accountants concerning the use of its Review Report in the Company's Registration Statement No. 333-51849.

            99    Press   Release   dated   February  8,  2001  (w/o   financial
                  statements).

        (b) Reports on Form 8-K

            The Company has filed no reports on Form 8-K during the quarter ended December 31, 2000.

                          MIDWEST GRAIN PRODUCTS, INC.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MIDWEST GRAIN PRODUCTS, INC.


Date: February 12, 2001                   By /s/ Ladd M. Seaberg
                                                 Ladd M. Seaberg, President
                                                 and Chief Executive Officer


Date: February 12, 2001                   By /s/ Robert G. Booe
                                                 Robert G. Booe, Vice President
                                                 and Chief Financial Officer

                                  EXHIBIT INDEX




    Exhibit                          Description
      No.                          --------------
     ----

     10.1 Form of Incentive Stock Option Agreement approved on December 7, 2000 for use thereafter under the Stock Incentive Plan of 1996.

     10.2 Form of Incentive Stock Option Agreement approved on December 7, 2000 for use thereafter under the 1998 Stock Incentive Plan for Salaried Employees.

     10.3 Form of Memorandum of Agreement Concerning Options approved on December 7, 2000 between the Company and certain members of senior management, including the following named executive officers: Ladd M. Seaberg, Randall M. Schrick, Robert G. Booe, Dennis E. Sprague and Dr. Sukh Bassi.

     15.1       Letter from independent public accountants pursuant to paragraph
                (d) of Rule 10-01 of Regulation S-X (incorporated by reference to Independent Accountants' Review Report at page 2 hereof).

     15.2 Letter from independent public accountants concerning the use of its Review Report in the Company's Registration Statement No. 333-51849.

     99         Press Release dated February 8, 2001 (w/o financial statements).