Form 10-Q
period 2001-03-31
MIDWEST GRAIN PRODUCTS INC
filed 2001-05-09
CIK 835011

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


         For Quarter Ended March 31, 2001 - Commission File No. 0-17196


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


                           Common stock, no par value
                          8,229,844 shares outstanding
                                as of May 1, 2001

                                      INDEX

PART I. FINANCIAL INFORMATION                                               Page

  Item 1. Financial Statements

          Independent Accountants' Review Report.............................  1

          Condensed Consolidated Balance Sheets as of
          March 31, 2001 and June 30, 2000...................................  2

          Condensed Consolidated Statements of Income (Loss) for
          the Three Months and Nine Months Ended March 31, 2001 and 2000.....  4

          Condensed Consolidated Statements of Cash Flows for
          the Nine Months Ended March 31, 2001 and 2000......................  5

          Note to Condensed Consolidated Financial Statements................  6

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................  7

  Item 3. Quantitative and Qualitative Disclosures About Market Risk......... 11


PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K................................... 12

                     Independent Accountants' Review Report

Board of Directors and Stockholders
Midwest Grain Products, Inc.
Atchison, Kansas 66002

   We have reviewed the condensed consolidated balance sheets of MIDWEST GRAIN PRODUCTS, INC. and subsidiaries as of March 31, 2001, and the related condensed consolidated statements of income for the three-month and nine-month periods ended March 31, 2001 and 2000, and the related condensed consolidated statements of cash flows for the nine-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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


                                                     /s/ BAIRD, KURTZ & DOBSON

Kansas City, Missouri
April 25, 2001

                          MIDWEST GRAIN PRODUCTS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)


                                     ASSETS

                                                                        March 31,          June 30,
                                                                          2001              2000
                                                                     --------------    --------------
                                                                       (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                      $      6,396       $     7,728
     Receivables (less allowance for doubtful accounts of $252            23,475            30,272
     Inventories                                                          18,325            19,246
     Prepaid expenses                                                      2,485             1,617
     Deferred income taxes                                                 4,257             4,058
     Refundable income taxes                                                 158
                                                                         -------           -------
                 Total Current Assets                                     55,096            62,921
                                                                         -------           -------

PROPERTY AND EQUIPMENT, At cost                                          243,603           232,508
     Less accumulated depreciation                                       149,631           139,737
                                                                         -------           -------
                                                                          93,972            92,771
                                                                         -------           -------

OTHER ASSETS                                                                  87                87
                                                                         -------           -------

TOTAL ASSETS                                                        $    149,155       $   155,779
                                                                    ============       ===========


See Accompanying Notes to Condensed Consolidated Financial
   Statements and Independent Accounts' Review Report

                          MIDWEST GRAIN PRODUCTS, INC.

                                 (In Thousands)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   March 31      June 30,
                                                                     2001         2000
                                                                  ---------    ---------
                                                                 (Unaudited)
CURRENT LIABILITIES
     Notes payable                                                $   3,000
     Current maturities of long-term debt                             2,273    $   2,273
     Accounts payable                                                 8,972       10,563
     Accrued expenses                                                 2,510        4,044
     Income taxes payable                                                            952
                                                                  ---------    ---------
                 Total Current Liabilities                          16,755        17,832
                                                                  ---------    ---------
LONG-TERM DEBT                                                       15,908       18,181
                                                                  ---------    ---------

POST-RETIREMENT BENEFITS                                              6,042        6,170
                                                                  ---------    ---------

DEFERRED INCOME TAXES                                                11,222       11,218
                                                                  ---------    ---------

STOCKHOLDERS' EQUITY
     Capital stock
        Preferred, 5% noncumulative, $10 par value; authorized
           1,000 shares; issued and outstanding 437 shares                4            4
        Common, no par; authorized 20,000,000 shares; issued
           9,765,172 shares                                           6,715        6,715
     Additional paid-in capital                                       2,485        2,485
     Retained earnings                                              104,329      104,073
     Accumulated other comprehensive loss
        Cash flow hedges                                               (300)
                                                                  ---------    ---------
                                                                    113,233      113,277
     Treasury stock, at cost
        Common;
           March 31, 2001 - 1,527,128 shares
           June 30, 2000 - 1,181,775 shares                         (14,005)     (10,899)
                                                                  ---------    ---------
                                                                     99,228      102,378

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  149,155    $ 155,779
                                                                  =========    =========

See Accompanying Notes to Condensed Consolidated Financial
   Statements and Independent Accounts' Review Report

                          MIDWEST GRAIN PRODUCTS, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                 (In Thousands)

           THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000

                                   (Unaudited)

                                                      Three Months              Nine Months
                                                      ------------              -----------
                                                  2001         2000         2001         2000
                                               ---------    ---------    ---------    ---------

NET SALES                                      $  55,434    $  57,656    $ 172,220    $ 172,593

COST OF SALES                                     52,893       51,610      160,761      156,367
                                               ---------    ---------    ---------    ---------
ROSS PROFIT                                        2,541        6,046       11,459       16,226

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                       2,689        3,154        9,110        8,835
                                               ---------    ---------    ---------    ---------
                                                    (148)       2,892        2,349        7,391

OTHER OPERATING INCOME                                14            1           19           45
                                               ---------    ---------    ---------    ---------

INCOME (LOSS) FROM OPERATIONS                       (134)       2,893        2,368        7,436

OTHER INCOME (LOSS)
     Interest                                       (348)        (354)        (996)      (1,115)
     Other                                           119          119          462          161
                                               ---------    ---------    ---------    ---------

INCOME (LOSS) BEFORE INCOME TAXES                   (363)       2,658        1,834        6,482

PROVISION (BENEFIT) FOR INCOME TAXES                (145)       1,051          723        2,561
                                               ---------    ---------    ---------    ---------

NET INCOME (LOSS)                              $    (218)   $   1,607    $   1,111    $   3,921
                                               =========    =========    =========    =========

EARNINGS (LOSS) PER COMMON SHARE               $   (0.03)   $    0.18    $    0.13    $    0.43
                                               =========    =========    =========    =========

DIVIDENDS PER COMMON SHARE                     $    0.00    $    0.00    $    0.10    $    0.00
                                               =========    =========    =========    =========

See Accompanying Notes to Condensed Consolidated Financial
   Statements and Independent Accounts' Review Report

                          MIDWEST GRAIN PRODUCTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)

                    NINE MONTHS ENDED MARCH 31, 2001 AND 2000

                                   (Unaudited)

                                                                2001        2000
                                                             --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                              $  1,111    $  3,921
     Items not requiring cash:
        Depreciation                                           10,076      10,095
        Loss on sale of equipment                                   6           6
     Changes in:
        Accounts receivable                                     6,797      (3,380)
        Inventories                                               426         706
        Prepaid expenses                                         (868)       (276)
        Accounts payable                                       (1,241)        (38)
        Accrued expenses                                       (1,662)       (819)
        Income taxes receivable/payable                        (1,110)      1,856
                                                             --------    --------
                 Net cash provided by operating activities     13,535      12,071
                                                             --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment                      (11,650)     (4,594)
     Proceeds from sale of equipment                               17           6
                                                             --------    --------
                 Net cash used in investing activities        (11,633)     (4,588)
                                                             --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Purchase of treasury stock                                (3,106)     (5,162)
     Net payments on long-term debt                            (2,273)     (2,494)
     Net proceeds from issuance of long-term debt               3,000
     Dividends paid                                              (855)
                                                             --------    --------
                 Net cash used in financing activities         (3,234)     (7,656)
                                                             --------    --------

DECREASE IN CASH AND CASH EQUIVALENTS                          (1,332)       (173)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  7,728       4,054
                                                             --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $  6,396    $  3,881
                                                             ========    ========

See Accompanying Notes to Condensed Consolidated Financial
   Statements and Independent Accounts' Review Report

                          MIDWEST GRAIN PRODUCTS, INC.

               NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

                                   (Unaudited)


NOTE 1:  BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of the Company's management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. The condensed consolidated balance sheet as of June 30, 2000 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K Annual Report for 2000 filed with the Securities and Exchange Commission. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.


See Independent Accountants' Review Report

                          MIDWEST GRAIN PRODUCTS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2001

RESULTS OF OPERATIONS

Overview

   The Company incurred a net loss of $218,000 in the third quarter of fiscal 2001 compared to net income of $1,607,000 in the prior year's third quarter. The loss was largely due to abnormally high energy costs resulting from a dramatic rise in natural gas prices. Reduced sales of vital wheat gluten, wheat starch and food grade alcohol were also affecting factors.

   While natural gas prices currently remain higher than a year ago, they have fallen substantially from third quarter prices, which reached record levels during the first month of the quarter. Additionally, the Company is able to satisfy a portion of the energy requirements at its Atchison, Kansas plant with lower priced fuel oil, a situation that prevented energy costs from being affected even more severely in the third quarter.

   Reduced sales of vital wheat gluten in the third quarter occurred because the Company elected to cut back production due to pricing pressures from artificially low priced gluten imports from the European Union (E.U.). Currently, the Company is seeing no change in this situation and, therefore, is maintaining the reduced production levels. The Company expects that competitive pressures from the E.U. would be even more intense but for a three-year-long quota that was placed on gluten imports by former President Clinton in 1998. The quota has helped reduce the extent of injuries caused to U.S. producers by excess amounts of low priced gluten imports from subsidized E.U. producers.

   The Company expects that the quota will remain in place until May 31, 2001 despite recent efforts by the E.U. to have it terminated before that date. Although a recent ruling by the Appellate Body of the World Trade Organization
(WTO) confirmed a previous ruling that the safeguard action implementing the quota was inconsistent with the United States' obligations under the WTO
Agreement on Safeguards, the U.S. has a reasonable period of time to bring its safeguard action into conformity with such obligations. This is expected to occur prior to the end of the current fiscal year's fourth quarter. The Company believes that the President may not withdraw the safeguard before the U.S. International Trade Commission (USITC) has had an opportunity to bring it into conformity with the Appellate Body decision and, therefore, expects that the present quota will remain in place until its scheduled May 31 termination date.

   Additionally, the USITC has unanimously recommended a two-year extension of the quota, following a request for an extension by the Wheat Gluten Industry Council of the U.S. The recommendation is based on grounds that through circumvention and similar tactics, E.U. producers have deliberately and effectively prevented the U.S. wheat gluten industry from receiving the full extent of relief that the quota intended. A decision as to whether an extension will be granted is expected to be made by the President by May 31, 2001. If the extension is not granted, the Company expects the U.S. market to be inundated further with artificially low priced E.U. gluten imports.

   Due principally to increased customer interest and the effects of intensified marketing programs, demand for the Company's specialty wheat proteins continued to strengthen during the third quarter. As a result, third quarter sales of these products showed an improvement over the same period the prior year. Produced for a variety of food and non-food applications, these value-added products include dough enhancers, meat extenders and replacers, ingredients for hair care and skin care systems, and bio-polymers for producing pet treats as well as degradable, plastic-like items.

                          MIDWEST GRAIN PRODUCTS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2001

   As previously announced, the Company was recently named the successful bidder on a state-of-the-art manufacturing facility owned by a Kansas City, Kansas firm that entered Chapter 11 bankruptcy proceedings. The Company is using the facility primarily for the production of Wheatex, Midwest Grain's unique line of textured wheat proteins that are sold to enhance the flavor and texture of vegetarian and extended meat products, as well as wheat-based bio-polymers. Finalized in February at a cost of approximately $6.5 million, the purchase replaces the Company's earlier plan to build a Wheatex plant at a similar cost. The Company expects the acquisition will allow it to increase the production of textured wheat proteins and bio-polymers at a more accelerated rate. Also, the Company anticipates that, in addition to providing more space than was incorporated into the design for a new plant, the facility will provide greater flexibility for producing other lines of value-added specialty wheat proteins.

   The Company's wheat starch sales for the third quarter were down partially due to a delay in export shipments resulting from production related issues. However, those issues have since been resolved and the Company expects that starch sales in the final three months of fiscal 2001 should begin showing an improvement.

   Increased demand for fuel grade alcohol, or ethanol as it is commonly known, drove up third quarter sales of this product compared to a year ago. The heightened market interest was partially attributable to a recent proposal by the Environmental Protection Agency to phase out MTBE, a competing fuel oxygenate that is synthetically derived and has been shown to be harmful to groundwater supplies. In response to the increased demand, the Company raised fuel alcohol production levels, while also experiencing substantial upward price adjustments. The Company also experienced improved selling prices for its food grade alcohol. However, the unit volume of food grade alcohol for beverage uses declined compared to a year ago due largely to the Company's decision to reduce sales to export markets.

   A  program  developed  by the  U.S.  Department  of  Agriculture  (USDA)  and
initiated in December 2000 provides a two-year cash incentive for ethanol producers who increase their grain usage by specified amounts to raise fuel alcohol production. The Company presently satisfies the program's eligibility requirements and began experiencing its effects in the third quarter.
Additionally, the installation of new distillery columns to replace older equipment at the Company's Atchison, Kansas plant during the current year's first quarter has allowed the Company to improve food grade alcohol production efficiencies at that location. This project also is allowing the Company to serve beverage alcohol customers with an even higher purity, higher quality premium product. Just recently, the Company's Board of Directors approved a $2.1 million distillery improvement project at the Atchison plant. Expected to be completed early in the third quarter of fiscal 2002, the project is designed to enhance the Company's production capabilities for both food grade and fuel grade alcohol.

   Raw material costs for grain on a per bushel basis, although slightly higher than they were a year ago, have continued to remain relatively low and, therefore, should benefit production cost efficiencies throughout the Company's entire operation in the current year's fourth quarter. However, that benefit is expected to be partially offset by increased natural gas prices that, even though reduced from their winter peaks during the third quarter, are expected be at higher levels than were experienced during the prior year's fourth quarter. The continued use of less expensive fuel oil to supply energy to a portion of the Company's Atchison operations during this period should help soften that impact. Meanwhile, the Company is exploring ways to make more efficient use of its energy, both short-term and long-term, and is taking steps to further enhance its risk management program.

                          MIDWEST GRAIN PRODUCTS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2001

Sales

   Net sales in the third quarter of fiscal 2001 decreased approximately $2.2 million below net sales in the third quarter of fiscal 2000. The decrease resulted principally from lower sales of vital wheat gluten, wheat starch and food grade alcohol, which offset increased sales of fuel grade alcohol.

   Sales of vital wheat gluten dropped due to reductions in both unit sales and selling prices. This decrease was partially offset by increased unit sales of the Company's specialty wheat proteins. Wheat starch sales declined primarily due to lower unit sales. Selling prices for wheat starch were approximately even with selling prices experienced during the same period a year ago. Sales of food grade alcohol fell primarily as the result of decreased unit sales for export in the beverage market. This offset an increase in unit sales of food grade alcohol for industrial uses, as well as improved selling prices in both the beverage and industrial markets. Sales of fuel grade alcohol rose compared to a year ago as the result of slightly higher unit sales and substantially higher prices caused by increased demand. Sales of distillers' feed, the principal by-product of the Company's alcohol production process, were above the prior year's third quarter level due to increased unit sales.

   Net sales for the first nine months of fiscal 2001 decreased by approximately $373,000 below net sales for the first nine months of fiscal 2000. This resulted from lowered sales of vital wheat gluten for all nine months of fiscal 2001, and reduced sales of wheat starch and food grade alcohol for beverage applications in the second and third quarters. These decreases offset increased fuel alcohol sales in all three quarters of fiscal 2001 and higher sales of food grade alcohol for industrial uses in the first and third quarters.


Cost of Sales

   The cost of sales in the third quarter of fiscal 2001 rose by approximately $1.3 million above the cost of sales for the same period the prior year. This principally was due to a significant increase in energy costs resulting from higher natural gas prices, which more than offset a decrease in raw material costs for grain. The decrease in raw material costs was partially the result of lower unit sales combined with the previously discussed incentive program developed by the USDA.

   For the first nine months of fiscal 2001, the cost of sales increased by approximately $4.4 million above costs of sales for the first nine months of fiscal 2000. This was largely attributable to higher energy costs that were experienced throughout that entire period. Non-recurring costs related to the final installation of new distillation equipment at the Company's Atchison plant in the first quarter also contributed to the increase. Lower raw material costs for grain partially offset the higher costs resulting from the above.

   In connection with the purchase of raw materials, principally corn and wheat, for anticipated operating requirements, the Company enters into commodity contracts to reduce or hedge the risk of future grain price increases. Additionally, the Company uses gasoline futures to hedge fuel alcohol sales contractually sold at prices fluctuating with gasoline futures. For the third quarter of fiscal 2001, raw material costs included a net hedging loss of $25,000 on contracts compared to a net hedging loss of $836,000 on contracts for the third quarter of fiscal 2000. For the first nine months of fiscal 2001, raw material costs included a net hedging loss of $355,000 on contracts compared to a net hedging loss of $1,204,000 for the first nine months of the prior year.

                          MIDWEST GRAIN PRODUCTS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2001

Selling, General and Administrative Expenses

   Selling, general and administrative expenses in the third quarter of fiscal 2001 were approximately $465,000 lower than selling, general and administrative expenses in the third quarter of fiscal 2000. The decrease was due largely to a reduction in costs associated with employee-related benefits.

   Selling, general and administrative expenses for the first nine months of fiscal 2001 increased by approximately $275,000 above selling, general and administrative costs for the first nine months of the prior year. This was principally due to various factors, including increased marketing-related expenses, industry-related fees and higher technology costs, mainly in the first half of the year.

   The consolidated effective income tax rate is consistent for all periods. The general effects of inflation were minimal.


Net Income

   As the result of the foregoing factors, the Company incurred a net loss of $218,000 in the third quarter of fiscal 2001 versus net income of $1,607,000 in the third quarter of fiscal 2000. For the first nine months of fiscal 2001, the Company had net income of $1,111,000 compared to a net income of $3,921,000 for the first nine months of fiscal 2000.


LIQUIDITY AND CAPITAL RESOURCES

   The following table is presented as a measure of the Company's liquidity and financial condition:
                                                        March 31,       June 30,
                                                          2001            2000
                                                    -------------       --------

Cash and cash equivalents                           $     6,396      $    7,728
Working capital                                          38,341          45,089
Amounts available under lines of credit                  16,000          23,000
Notes payable and long-term debt                         21,181          20,454
Stockholders equity                                      99,228         102,378

   Inventory and receivable levels are lower than the levels at June 30, 2000 due to lower sales. Short-term liquidity has been impacted by additions to property and equipment ($11.6 million), purchases of the Company's common stock ($3.1 million) and dividends ($.9 million). Property and equipment additions included the $6.5 million acquisition of the new facility for the production of Wheatex.

                          MIDWEST GRAIN PRODUCTS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2001

   The Company made open market purchases of 345,353 shares of its common stock during the nine-month period. These purchases were made to fund the Company's stock option plans and for other corporate purposes. As of March 31, 2001, the Board has authorized the purchase of an additional 472,872 shares of the Company's common stock.

   At March 31, 2001, the Company had $4.7 million committed to improvements and replacements of existing equipment. Included in this amount is the previously discussed $2.1 million distillery improvement project at the Atchison plant.

   The Company has been approved by Kansas City, Kansas for the issuance of Industrial Revenue Bonds in the amount of $8.0 million to finance its new Wheatex production facility. The Company anticipates completing its financing by July 31, 2001. A portion of the proceeds will be used to repay borrowings made under the Company's line of credit facility to finance the facility's acquisition.

   The Company continues to maintain a strong working capital position and a low debt-to-equity ratio while generating strong earnings before interest, taxes and depreciation. Management believes this strong financial position and available lines-of-credit will allow the Company to effectively expand its production of specialty products as well as supply customer needs for all its other products.


FORWARD-LOOKING INFORMATION

   This report contains forward-looking statements as well as historical information. Forward-looking statements are identified by or are associated with such words as "intend," "believe," "estimate," "expect," "anticipate," "hopeful" and similar expressions. They reflect management's current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results, and are not guarantees of future performance. The forward-looking statements are based on many assumptions and factors including those relating to grain prices, energy costs, product pricing, competitive environment and related market conditions, operating efficiencies, access to capital and actions of governments. Any changes in the assumptions or factors could produce materially different results than those predicted and could impact stock values.


Item 3.    Quantitative and Qualitative Disclosures About Market Risk

   The Company produces its products from wheat, corn and milo and, as such, is sensitive to changes in commodity prices. Grain futures and/or options are used as a hedge to protect against fluctuations in the market. The information regarding inventories and futures contracts at June 30, 2000, as presented in the annual report, is not significantly different from March 31, 2001.

                          MIDWEST GRAIN PRODUCTS, INC.

                                     PART II

                                OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            15.1 Letter from independent public accountants pursuant to paragraph (d) of Rule 10-01 of Regulation S-X (incorporated by reference to Independent Accountants' Review Report at page 1 hereof).

            15.2 Letter from independent public accountants concerning the use of its Review Report in the Company's Registration Statement No. 333-51849.

            99     Press Release dated May 7, 2001 (w/o financial statements).

        (b) Reports on Form 8-K

            The Company has filed no reports on Form 8-K during the quarter ended March 31, 2001.

                          MIDWEST GRAIN PRODUCTS, INC.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MIDWEST GRAIN PRODUCTS, INC.


Date:  May 9, 2001                 By  /s/  Ladd M. Seaberg
                                            Ladd M. Seaberg, President
                                            and Chief Executive Officer


Date:  May 9, 2001                 By  /s/  Robert G. Booe
                                            Robert G. Booe, Vice President
                                            and Chief Financial Officer

                                  EXHIBIT INDEX

  Exhibit
    No.                                 Description

   15.1        Letter from independent public accountants  pursuant to paragraph
               (d) of Rule 10-01 of Regulation S-X (incorporated by reference to Independent Accountants' Review Report at page 1 hereof).

   15.2 Letter from independent public accountants concerning the use of its Review Report in the Company's Registration Statement No. 333-51849.

   99          Press Release dated May 7, 2001 (w/o financial statements).