Form 10-K
period 2001-06-30
MIDWEST GRAIN PRODUCTS INC
filed 2001-09-13
CIK 835011

As Filed with the Securities and Exchange Commission on September 13, 2001
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


                      Annual Report Pursuant to Section 13
                     of the Securities Exchange Act of 1934

                     For the Fiscal Year Ended June 30, 2001

                          MIDWEST GRAIN PRODUCTS, INC.

                                1300 Main Street
                                     Box 130
                             Atchison, Kansas 66002
                            Telephone: (913) 367-1480

                       Incorporated in the State of Kansas


                           COMMISSION FILE NO. 0-17196

                               IRS No. 48-0531200

     The Company has no securities registered pursuant to Section 12(b) of the Act. The only class of common stock outstanding consists of Common Stock having no par value, 8,203,354 shares of which were outstanding at June 30, 2001. The Common Stock is registered pursuant to Section 12(g) of the Act.

     The aggregate market value of the Common Stock of the Company held by non-affiliates, based upon the last reported sales price of such stock on August 13, 2001, was $59,767,424.

     The Company has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days.

     As indicated by the following check mark, disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K:
[ ].

     The following documents are incorporated herein by reference:

     (1) Portions of Midwest Grain Products, Inc. 2001 Annual Report to Stockholders, pages 17 through 36 thereof, are incorporated by reference into Part II and contained in Exhibit 13.

     (2) Portions of Midwest Grain Products, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on October 11, 2001, dated September 14, 2001, are incorporated by reference into Part III of this report to the extent set forth herein.
================================================================================

                                    CONTENTS

                                                                            PAGE
PART I
 Item 1.   Business..........................................................2
           General Information...............................................2
           Wheat Protein Products............................................3
           Premium Wheat Starch..............................................7
           Alcohol Products..................................................8
           Flour and Other Mill Products....................................10
           Transportation...................................................10
           Raw Materials....................................................11
           Energy...........................................................11
           Employees........................................................11
           Regulation.......................................................12
 Item 2.   Properties.......................................................12
 Item 3.   Legal Proceedings................................................13
 Item 4.   Submission of Matters to a Vote of Security Holders..............13
 Item 4A.  Executive Officers of the Registrant.............................14

PART II
 Item 5    Market for the Registrant's Common Equity and Related
           Stockholder Matters................................................16
 Item 6.   Selected Financial Data............................................16
 Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operation...........................................16
 Item 7A.  Quantitative and Qualitative Disclosure About Market Risk..........16
 Item 8.   Financial Statements and Supplementary Data........................16
 Item 9.   Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...............................................17

PART III
 Item 10.  Directors of the Registrant........................................17
 Item 11.  Executive Compensation.............................................17
 Item 12.  Security Ownership of Certain Beneficial Owners
           and Management.....................................................17
 Item 13.  Certain Relationships and Related Transactions.....................17

PART IV
 Item 14.  Exhibits, Financial Statement Schedules and Reports on
           Form 8-K...........................................................17

SIGNATURES....................................................................20

FINANCIAL STATEMENT SCHEDULES................................................S-1
 Report of Independent Public Accountants on Schedules.......................S-2
 Schedule VIII.  Valuation and Qualifying Accounts...........................S-3

     The calculation of the aggregate market value of the Common Stock of the Company held by non-affiliates is based on the assumption that non-affiliates do not include directors. Such assumption does not constitute an admission by the Company or any director that any director is an affiliate of the Company.

     This report, including the portions of the Annual Report incorporated herein by reference, contains forward-looking statements as well as historical information. Forward-looking statements are usually identified by or are associated with such words such as "intend," "believe," "estimate," "expect," "anticipate," "hopeful," "should," "may" and similar expressions. They reflect management's current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance. The forward-looking statements are based on many assumptions and factors including those relating to grain prices, gasoline prices, energy costs, product pricing, competitive environment and related market conditions, operating efficiencies, access to capital and actions of governments. Any changes in the assumptions or factors could produce materially different results than those predicted and could impact stock values.

                                     PART I
Item 1.  Business.

         General Information

     Midwest Grain Products, Inc. (the Company) is a Kansas corporation headquartered in Atchison, Kansas. It is the successor to a business founded in 1941 by Cloud L. Cray, Sr.

     The Company is a fully integrated producer of wheat protein, which includes vital wheat gluten and specialty wheat proteins, premium wheat starch and alcohol products. These grain products are processed at plants located in Atchison, Kansas and Pekin, Illinois. The Company also operates a wheat protein and wheat starch mixing facility in Kansas City, Kansas. Wheat is purchased directly from local and regional farms and grain elevators and milled into flour. The flour is processed with water to extract vital wheat gluten, a portion of which is further processed into specialty wheat proteins. Vital wheat gluten and most wheat protein products are dried into powder and sold in packaged or bulk form. The starch slurry which results after the extraction of the gluten and wheat proteins is further processed to extract premium wheat starch which is also dried into powder and sold in packaged or bulk form. The remaining slurry is mixed with corn or milo and water and then cooked, fermented and distilled into alcohol. The residue of the distilling operations is dried and sold as a high protein additive for animal feed. Carbon dioxide which is produced during the fermentation process is trapped and sold. As a result of these processing operations, the Company sells approximately 95% (by weight) of grain processed.

     The table below shows the Company's sales from continuing operations by product group for each of the five years ended June 30, 2001, as well as such sales as a percent of total sales.

                              PRODUCT GROUP SALES

                                                             Year Ended June 30,

                                    2001                 2000             1999               1998              1997
                                    ----                 ----             ----               ----              ----
                                                            (thousands of dollars)
                             Amount      %         Amount     %      Amount     %       Amount     %      Amount      %

Wheat Protein Products      $49,762     21.7      $70,912   30.6   $ 56,153    26.0   $ 42,489    19.0   $ 39,968   17.8
Premium Wheat Starch         27,907     12.2       29,186   12.6     27,173    12.6     27,791    12.4     29,935   13.3
Alcohol Products:
  Food Grade Alcohol
    Beverage Alcohol         25,005     10.9       27,728   11.9     30,373    14.1     35,934    16.1     43,118   19.2
    Food Grade               17,315      7.6       16,136    7.0     19,276     8.9     27,487    12.3     38,004   16.9
    Industrial
  Fuel Grade Alcohol         83,686     36.4       62,066   26.7     54,639    25.3     51,227    23.0     34,992   15.6
  Alcohol By-products        23,532     10.3       23,093   10.0     25,441    11.8     33,259    14.9     34,553   15.4
                             ------     ----      -------  -----    -------   -----    -------   -----    -------  -----
    Total Alcohol           149,538     65.2      129,023   55.6    129,729    60.1    147,957    66.3    150,667   67.1
                            -------     ----      -------  -----    -------   -----    -------   -----    -------  -----
    Products
Flour and Other Mill
Products                      2,034      0.9        2,759    1.2      3,046     1.4      5,017     2.3      4,163    1.8
                              -----     ----      -------   ----     ------    ----     ------    ----     ------  -----
    Net Sales              $229,241      100%    $231,880  100.0   $216,101   100.0   $223,354   100.0   $224,733  100.0
                           ========     ====     ========  =====   ========   =====   ========   =====   ========  =====

     The Company's results for fiscal 2001 declined from the prior fiscal year. Net income was $2.7 million compared to $4.9 million in fiscal 2000, due principally to abnormally high energy costs resulting from a dramatic rise in natural gas prices. Reduced sales for the Company's vital wheat gluten, premium wheat starches and food grade alcohol were also affecting factors. Improved selling prices for the Company's alcohol products, non-operating income from a two year Department of Agriculture program that began in June, 2001 and growth in sales of specialty wheat proteins were the principal reasons for the Company's profitability for the current fiscal year.

     The bulk of the Company's sales are made directly to large institutional food and beverage processors and distributors with respect to which the Company has longstanding relationships. Sales to these customers are usually evidenced by short term agreements that are cancelable within 30 days and under which products are usually ordered, produced, sold and shipped within 60 days. However, a substantial amount of the Company's fuel alcohol is sold under longer term contracts, primarily to cover the needs of gasoline refiners during September through April of each year. None of the Company's customers accounted for more than ten percent of the Company's consolidated revenues during fiscal 2001.

     Historically, the Company's sales have not been seasonal except for variations affecting alcohol and vital wheat gluten sales. Fuel alcohol sales usually increase during the period August through March due to requirements of the Clean Air Act which inhibit the sale of ethanol in certain areas of the country during May 1 through September 15 each year. Certain environmental regulations also favor greater use of ethanol during the winter months of the year. See "Alcohol Products- Fuel Grade Alcohol." Beverage alcohol sales tend to peak in the fall as distributors order stocks for the holiday season, while vital wheat gluten sales have tended to increase to a minor extent during the second half of the fiscal year as demand increases for hot dog and hamburger buns and similar bakery products. During the next year the Company expects declining vital wheat gluten sales due to the expiration of the quota on imports of wheat gluten into the United States. See "Vital Wheat Gluten - Competition."

     The Company's strategy in recent years has been to focus on the marketing and development of specialty wheat protein and starch products for use in unique market niches. During 2001, specialty wheat protein sales increased by 24% to approximately 23% of total wheat protein product sales. As a result of the expiration of the import quota on foreign wheat gluten, the Company intends to intensify its efforts to focus on developing markets for its specialty wheat proteins and starch products. As described herein, the Company is eligible to receive approximately $26 million over the next two years under a new government program designed to assist manufacturers of wheat gluten in their transition from the historical vital wheat gluten business to new markets. These funds will be used for research, marketing, promotional and capital costs related to specialty wheat protein and starch products and should help accelerate the Company's growth in these markets.

     For further information, see the Consolidated Financial Statements of the Company and Management's Discussion and Analysis of the Company's Financial Condition and Results of Operations which appear at pages 18 through 24 of the Annual Report.

Wheat Protein Products

     The Company's wheat protein products consist of vital wheat gluten and specialty wheat proteins that are derived from vital wheat gluten. During fiscal 2001, sales of vital wheat gluten declined by approximately 39% over the prior year due primarily to pricing pressures from subsidized European Union ("E.U.") producers. As noted above, the Company's overall strategy is to focus on the marketing and development of specialty wheat protein and starch products for use in unique market niches., and specialty wheat proteins are accounting for an increasing share of the Company's total wheat protein sales. During fiscal 2001, specialty wheat protein sales increased by 24%, to approximately 23% of total wheat protein sales. That share is expected to continue to increase due to increased marketing, customer recognition of the advantages of these unique products and an increase in capacity, as well as declining sales of vital wheat gluten resulting from an increase in supplies and pricing pressures from European Union producers.

     Vital Wheat Gluten. Vital wheat gluten is a free-flowing light tan powder which contains approximately 75% to 80% protein. Its vitality, water absorption and retention and film-forming properties make it desirable as an ingredient in many food products. It is the only commercially available high protein food additive which possesses vitality. The vitality of the Company's vital wheat gluten results from its elastic and cohesive characteristics when added to dough or otherwise reconstituted with water.

     Vital wheat gluten is added by bakeries and food processors to baked goods, such as breads, and to pet foods, cereals, processed meats, fish, and poultry to improve the nutritional content, texture, strength, shape, and volume of the product. The neutral flavor and color of wheat gluten also enhances, but does not change, the flavor and color of food. The cohesiveness and elasticity of the gluten enables the dough in wheat and other high protein breads to rise and to support added ingredients, such as whole cracked grains, raisins and fibers. This allows the baker to make an array of different breads by varying the gluten content of the dough. Vital wheat gluten is also added to white breads, hot dog buns and hamburger buns to improve the strength and cohesiveness of the product. For example, vital wheat gluten provides greater hinge strength for hot dog buns.

     The Company produces vital wheat gluten from modernized facilities at the Atchison and Pekin plants. It is shipped throughout the continental United States in bulk and in 50 to 100 pound bags to distributors and also is sold directly to major food processors and bakeries.

     Specialty Wheat Proteins. In recent years the Company began the development of a number of specialty wheat proteins for food and non-food applications. Specialty wheat proteins are derived from vital wheat gluten through a variety of proprietary processes which change the molecular structure of vital wheat gluten. Food application wheat proteins include gliadin, glutenin, products in the Wheatex(TM) and FP(TM) series and Pasta Power(TM). Non-food applications include wheat proteins designed for use primarily in cosmetics and personal care products and in biodegradable gluten protein that can be molded to form a variety of biodegradable plastic-like objects. Specialty wheat proteins generally compete with other ingredients and modified proteins having similar characteristics. Although a number of the specialty wheat proteins have been launched, additional products are in the test marketing or development stage.

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

     o FP(TM) Series. The Midsol FP(TM) series of products consist of specialty wheat proteins, each tailored for use in a variety of food applications. These include proteins that can be used to form barriers to fat and moisture penetration to enhance the crispness and improve batter adhesion in fried products, increase the freshness and shelf life of frozen and refrigerated dough products after they are baked, effectively bond other ingredients in vegetarian patties and extended meat products, and fortify nutritional drinks.

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

Non-Food Applications

     o Cosmetics and Personal Care Products. Specialty wheat proteins include proteins that have been hydrolyzed or otherwise altered to become soluble in water and other liquids. This enables their use in food as well as non-food cosmetic applications such as hair sprays, shampoos, skin lotions and similar products. These include Foam Pro(TM), a hydrolyzed wheat protein that has been developed as a foam booster to naturally enhance detergent systems such as shampoos, liquid hand soaps and bath and shower gels; Aqua Pro(TM)II WAA, a solution of amino acids produced from natural wheat proteins that helps provide excellent moisturizing and film forming properties in both hair and skin systems; Aqua Pro(TM)11 WP, an additive for shampoo; Aqua Pro(TM)QWL, which enhances the functionality of hair conditioners; and Aqua Pro(TM)II WG, which is a gliadin formulation that is used in hair and skin cleansers and conditioners.

     o Biodegradable Gluten/Starch Resins. Polytriticum(TM) 200 and Polytriticum(TM) 2000 are the Company's environmentally friendly biodegradable gluten/starch resins that can be molded to produce a variety of plastic-like objects. Polytriticum(TM) 200 may be used as a commercial raw material for the production of pet treats and chews. Polytriticum(TM) 2000 has been developed for use in disposable eating utensils, golf tees, food and feed containers and similar type vessels.

     In February of 2001, the Company acquired a state-of-the-art facility in Kansas City, Kansas for $6.5 million which is principally dedicated to producing Wheatex(TM). The acquisition has allowed the Company to forego earlier plans to construct a Wheatex(TM) plant at a similar cost. The Company expects the acquisition will allow it to increase the production of textured wheat proteins and bio-polymers at an accelerated rate. Also, the Company anticipates that in addition to providing more space than was incorporated into the design for a new plant, the facility will provide greater flexibility for producing other lines of value-added specialty wheat proteins.

     In July of 2001, the Company received the first $17 million out of an expected total of approximately $26 million that it has been awarded under a Bush Administration program intended to enable the gluten industry to move forward in the face of subsidized and protected competition from the European Union. See "Competition - Vital Wheat Gluten". The Company will use the funds to pay certain capital, research, marketing and promotional costs incurred in developing products and markets for value-added wheat gluten, or wheat protein, and wheat starch products.

     The Company believes that its wheat protein processing operations produce a quality of vital wheat gluten and specialty wheat proteins that are equal to or better than that of any others on the market. The Company's location in the center of the United States grain belt, its production capacity and years of operating experience, enable it to provide a consistently high level of service to customers.

     Competition-Vital Wheat Gluten. The Company's principal competitors in the U.S. vital wheat gluten market consist primarily of three other domestic producers and producers in the E.U., Australia and certain other regulated countries (the "Foreign Exporters"). Between June 30, 1994 and June 30, 1998, the E.U. took an increasingly large share of the U.S. gluten market. Imports of wheat gluten shipped into the United States from the E.U. during the crop year ended June 30, 1995, were approximately 51.9 million pounds. Those imports increased to 70.2 million pounds in the crop year ending June 30, 1996, to 91.1 million pounds in the crop year ending June 30, 1997, and to 97.5 million pounds in the crop year ending June 30, 1998, for an aggregate increase of 88%. Due to the imposition of import quotas beginning on June 1, 1998, U.S. Customs data shows that E.U. imports declined to 65.5 million pounds in the quota year ending May 31, 1999, to 45.8 million pounds (excluding Poland) for the quota year ending May 31, 2000, but increased to 61.9 million pounds for the quota year ending May 31, 2001. Because the quota has expired, as discussed below, the Company expects that future imports will approach or exceed pre-quota levels and that U.S. producers will have difficulty effectively competing with subsidized producers in the sale of vital wheat gluten.

     Vital wheat gluten is considered a commodity and therefore competition is based primarily upon price. Since the increasing surge of large, subsidized volumes of E.U. wheat gluten into the U.S., vital wheat gluten prices have been primarily affected by (i) excess E.U. capacity, (ii) high tariff barriers, subsidies and other protective measures ("Subsidies") provided to E.U. exporters by their host governments, (iii) low U.S. tariffs and (iv) gluten import quotas.

The Subsidies and low U.S. tariffs encouraged E.U. producers to expand wheat starch and wheat gluten production capacity and to continue the development of even greater capacities. Based on industry sources, from January 1, 1998 through December 31, 2000, an estimated 160 million pounds of additional E.U. capacity were completed. Additional capacity may have been added subsequently. In light of the expiration of the import quota on vital wheat gluten, it is expected that a majority of the excess wheat gluten production from these plants will be targeted for shipment to the U.S.

     The Wheat Gluten Industry Council of the United States, of which the Company is a principal supporter, has engaged in a number of initiatives to combat the surge in subsidized E.U. wheat gluten. Initially, the Wheat Gluten Industry Council attempted to establish equal opportunity, or a "level playing field", in the U.S. market through negotiations under a Grains Agreement between the E.U. and the United States. A lack of meaningful discussions was followed by an action under Section 301 of the Trade Act of 1974. Following a further round of unsatisfactory discussions in connection with that action, the Wheat Gluten Council initiated a second proceeding on September 19, 1997, with the International Trade Commission of the United States under section 201 of the Trade Act of 1974 (the "Section 201 Proceeding").

     The Section 201 Proceeding met with success during the second half of fiscal 1998. On March 18, 1998, the International Trade Commission submitted to President Clinton a unanimous affirmative determination that imports of wheat gluten were being imported into the United States in such increased quantities as to be a substantial cause of serious injury to the domestic industry. The International Trade Commission also recommended to the President that a quota be placed on imports of foreign wheat gluten. As a result of that finding and recommendation and pursuant to Section 203 of the Trade Act of 1974, the President issued Proclamation 7103 on May 30, 1998. The Proclamation imposed annual quantitative limitations for three years on imports of wheat gluten from the E. U. and other Foreign Exporters at an amount equal to the total average imports of wheat gluten shipped into the United States by the Foreign Exporters during the three crop years ended June 30, 1995. The aggregate quota for the first year was 126.8 million pounds. Annual increases in that quota of six percent prevailed in the second year and in the third year. Due to violations of the quota by the E.U. during the first quota year, the President issued a proclamation on May 29, 1999, that reduced the E.U.'s second year quota by the amount of illegally shipped gluten in the first year and placed in effect other measures designed to preclude further violations. Due to the importation of the EU's entire annual amount allowed in the first quarter of the second quota year and the shipment of large quantities of gluten through Poland (a previously exempt country), the President in May 2000, took further action. That action restricted shipment of the annual amount to one fourth of the annual amount in each of the four quarters of the quota year. The action removed Poland from the list of exempted countries. The quotas for "goods entered, or withdrawn from warehouse for consumption, on or after June 1, 2000" in millions of pounds were, per quarter, beginning June 1, 2000:
                                           Per Quarter
                                   --------------------
                 Australia         17.525 million pounds
        European Community         15.175 million pounds
           Other Countries          2.925 million pounds

     In fiscal 2000, a proceeding was commenced in the World Trade Organization ("WTO") to set aside the action of the ITC in establishing the quota. The essential basis of the claim was that the ITC and the President had not used the appropriate methodology in determining the cause of serious injury to the U.S. industry. Subsequently, the EU imposed a special duty on a portion of imports of corn gluten from the United States. On June 28, 2000, the WTO dispute resolution panel ruled in favor of the claim. The decision was appealed by the U.S. Trade Representative.

     On appeal, the Appellate Body of the World Trade Organization ("WTO") confirmed the ruling that the safeguard action implementing the quota was inconsistent with the United States' obligations under the WTO Agreement on Safeguards. However, the U.S. International Trade Commission ("USITC") had the opportunity to bring the safeguard into conformity with the Appellate Body decision, and the quota remained in place until its scheduled May 31, 2001 termination date.

     At the request of the Wheat Gluten Industry Council of the U.S., the USITC recommended a two-year extension of the quota, based on grounds that through
circumvention  and  similar  tactics,   E.U.   producers  had  deliberately
and effectively prevented the U.S. wheat gluten industry from receiving the full extent of relief that the quota intended. However, in lieu of extending the quota, the Bush Administration announced a program to provide the wheat gluten industry up to $40 million over two years to help it complete its transition to competitiveness. The Company is eligible for approximately $26 million of the total industry allotment and has received approximately $17 million for the first year of the program. The program is administered through the U.S. Department of Agriculture's Commodity Credit Corporation.

     Since the imposition of the quota, the Company has focused its efforts on developing and increasing the production and sales of specialty wheat proteins. These are niche products that are expected to be able to compete more effectively with increased foreign imports. Although additional quota relief would have been helpful, the Commodity Credit program supports the Company's strategy and should strengthen its efforts to move increasingly into the development, production and marketing of value added wheat proteins and starches. However, there can be no assurance that the Company will be able to compete effectively in a market that is inundated with low cost, subsidized foreign gluten.

     The   Company's   sales  of  vital  wheat  gluten   during  2001   declined
approximately 39% below gluten sales in fiscal 2000 as the Company reduced production due to increased pricing pressures from subsidized E.U. producers.

Premium Wheat Starch

     Wheat starch constitutes the carbohydrate-bearing portion of wheat flour. The Company produces a pure white premium wheat starch powder by extracting the starch from the starch slurry, substantially free of all impurities and fibers, and then by spray, flash or drum drying the starch. Premium wheat starch differs from low grade or B wheat starches, which are extracted along with impurities and fibers and are used primarily as a binding agent for industrial applications, such as the manufacture of charcoal briquettes. The Company does not produce low grade or B starches because its integrated processing facilities are able to process the slurry remaining after the extraction of premium wheat starch into alcohol, animal feed and carbon dioxide. Premium wheat starch differs from corn starch in its granular structure, color, granular size and name identification.

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

     The Company believes that it is the largest producer of premium wheat starch in the United States. Although wheat starch enjoys a relatively small portion of the total United States starch market, the market is one which has experienced substantial growth over the years. Growth in the wheat starch market reflects a growing appreciation for the unique characteristics of wheat starch which provide it with a number of advantages over corn and other starches for certain baking and other end uses. The Company has developed a number of different modified and specialty wheat starches, and continues to explore the development of additional starch products with the view to increasing sales of value added modified and specialty starches.

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

     Starch sales for 2001 declined slightly from those of 2000; a modest decline in volume offset minimal price increases for the Company's starches.

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

     Food Grade Alcohol

     Beverage Alcohol Food grade beverage alcohol consists primarily of grain neutral spirits and gin. Grain neutral spirits is sold in bulk or processed into vodka and gin and sold in bulk quantities at various proof concentrations to bottlers and rectifiers, which further process the alcohol for sale to consumers under numerous labels.

     The Company believes that in terms of fiscal 2001 net sales, it is one of the three largest bulk sellers of grain neutral spirits, vodka and gin in the United States. The Company's principal competitors in the beverage alcohol market are Grain Processing Company of Muscatine, Iowa and Archer Daniels Midland of Decatur, Illinois. Beginning in 1997, competition in beverage markets increased significantly as producers of fuel grade alcohol converted portions of fuel grade production into food grade production. Competition is based primarily upon price and service, and in the case of gin, formulation. The Company believes that the centralized location of its Illinois and Kansas distilleries and the capacity of its dual production facilities combine to provide the Company with a customer service advantage within the industry.

     Food Grade Industrial Alcohol Food grade alcohol which is not sold as beverage alcohol is marketed as food grade industrial alcohol. Food grade industrial alcohol is sold as an ingredient in foods (e.g., vinegar and food flavorings), personal care products (e.g., hair sprays and deodorants), cleaning solutions, biocides, insecticides, fungicides, pharmaceuticals, and a variety of other products. Although grain alcohol is chemically the same as petroleum-based or synthetic alcohol, certain customers prefer a natural grain-based alcohol. Food grade industrial alcohol is sold in tank truck or rail car quantities direct to a number of industrial processors from both the Atchison and Pekin plants.

     The Company is a minor competitor in the total United States market for food grade industrial alcohol, which is dominated by petroleum-based or synthetic alcohol. Food grade industrial alcohol prices are normally consistent with prices for synthetic industrial alcohol.

     Food grade industrial and beverage alcohol sales increased by approximately $2.2 million during 2001 over 2000. Improved selling prices more than offset declined unit volume which resulted largely from the Company's decision to reduce export sales.

     During the year, the Company took several initiatives to improve alcohol production. In the first quarter of the fiscal year, the Company completed the installation of new distillery columns to replace older equipment at its Atchison, Kansas plant, which permit the realization of improved food grade alcohol production efficiencies at that location. During the third quarter, the Company's Board of Directors approved a $2.1 million distillery improvement project at the Atchison plant. Expected to be completed early in the third quarter of 2002, the project is designed to enhance the Company's production capabilities for both food grade and fuel grade alcohol. In June 2001, the Board of Directors approved a plan for installation of a new feed drier at the Company's Pekin, Illinois plant. Expected to be completed in late fiscal 2002 at a cost of approximately $5 million, the new drier should improve alcohol production efficiencies at the Pekin plant.

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

     Although ethanol can be blended directly with gasoline as an oxygenate to enable it to reduce toxic air emissions, it also increases the volatility of gasoline or its tendency to evaporate and release volatile organic compounds ("VOC's"). This latter characteristic has precluded it from meeting certain Clean Air Act requirements for gasoline that pertain to nine of the smoggiest U.
S. metropolitan areas during the summer months (May 1 through September 15). As a consequence, the demand for ethanol typically increases during the period from August through March of each fiscal year as gasoline blenders acquire stocks for blending with gasoline to be marketed in the period September 16 through April 30.

     Since the adoption of the Clean Air Act, the gasoline industry has relied primarily upon methyl tertiary butyl ether (MTBE) to reduce toxic emissions of air pollutants to meet the requirements of the Act and related EPA regulations. Ethanol is also used to a lesser extent during the cooler months of the year. However, the EPA has recently concluded that the use of MTBE has created a "significant and unacceptable risk to drinking water and ground water resources." Concerns have also been raised as to the effectiveness of MTBE versus the effectiveness of Ethanol as a reducer of air pollutants. As the result of these concerns, the EPA commissioned a "Blue Ribbon Panel" to investigate the matter and recommend solutions. In March 2000, the EPA announced the recommendations of the Panel. The recommendations propose that the Clean Air Act be amended to provide the EPA with authority to significantly reduce or eliminate the use of MTBE, and to "replace the 2 percent oxygenate requirement in the Clean Air Act with a renewable fuel annual average content for all gasoline at a level that maintains the current level of renewable fuel (1.2 percent of the gasoline supply) and allows for sustained growth over the next decade ."

     Several states also have begun to take action to curb the use of MTBE, including California, which has adopted regulations that will require a phase out of the use of MTBE in that state by January 1, 2003. Based upon information published by the Renewable Fuels Association, other states that have taken steps to restrict or ban MTBE over the next few years include Arizona, Connecticut, Michigan and New York. In June of 2001, the Bush Administration denied California's request for a waiver from the clean octane provisions of the Clean Air Act that require oxygenates in gasoline. As a result of such actions, the Company expects that both the demand for ethanol and the capacity of the ethanol industry will expand in the future. According to the Renewable Fuels Association, projected annual industry production capacity is expected to grow to 3.5 billion gallons by the end of 2003, up from the current estimated industry capacity of 2 billion gallons.

     The cost of producing ethanol has historically exceeded the cost of producing gasoline and gasoline additives, such as MTBE, all of which are derived from fossil non-renewable fuels such as petroleum. Accordingly, to encourage the production of ethanol for use in gasoline, the Federal government and various states have enacted tax and other incentives designed to make ethanol competitive with gasoline and gasoline additives. In December, 2000, the U.S. Department of Agriculture initiated a program to provide a two-year cash incentive for ethanol producers who increase their grain usage by specifiedamounts to raise fuel alcohol production. The Company expects to meet the program's eligibility requirements and has increased alcohol production in the fuel area in response to the program.

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

     The Kansas Qualified Agricultural Ethyl Alcohol Producer Incentive Fund, which has been extended to 2011, provides incentives for sales of ethanol produced in Kansas to gasoline blenders. However, after 2004 incentives will be paid only for increased production. Fiscal 2001 payments to the Company out of the fund totaled $360,000 for the ethanol produced by the Company at the Atchison plant during that year.

     The fuel grade alcohol market is dominated by Archer Daniels Midland, with the Company being the smaller of a few other larger second tier ethanol producers. The Company competes with other producers of fuel grade alcohol on the basis of price and delivery service.

     Fuel grade alcohol sales increased by approximately $21.6 million, or 35%, during 2001, due primarily to increased volume and prices throughout the year.

     Alcohol By-Products

     The bulk of fiscal 2001 sales of alcohol by-products consisted of distillers feeds. Distillers feeds are the residue of corn, milo and wheat from alcohol processing operations. The residue is dried and sold primarily to processors of animal feeds as a high protein additive. The Company competes with other distillers of alcohol as well as a number of other producers of animal food additives in the sale of distillers feeds and mill feeds.

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

     Sales of alcohol by-products during fiscal 2001 increased by 2% relative to 2000 sales, due primarily to increased volume resulting from increased alcohol production.

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

Transportation

     The Company's output is transported to customers by truck, rail and barge transportation equipment, most of which is provided by common carriers through arrangements made by the Company. The Company leases 329 rail cars which may be dispatched on short notice. Shipment by barge is offered to customers through barge loading facilities on the Missouri and Illinois Rivers. The barge facility on the Illinois River is adjacent to the Pekin plant and owned by the Company. The facility on the Missouri River, which is not company-owned, is approximately one mile from the Atchison plant.

Raw Materials

     The Company's principal raw material is grain, consisting of wheat, which is processed into all of the Company's products, and corn and milo, which are processed into alcohol, animal feed and carbon dioxide. Grain is purchased directly from surrounding farms, primarily at harvest time, and throughout the year from grain elevators. Historically, the cost of grain is subject to substantial fluctuations depending upon a number of factors which affect commodity prices in general, including crop conditions, weather, government programs, and purchases by foreign governments. Such variations in grain prices have had and are expected to have from time to time significant adverse effects on the results of the Company's operations. This is primarily due to a variety of factors. From time to time it has been difficult for the Company to compensate for increases in grain costs through adjustments in prices charged for the Company's vital wheat gluten due to the surge of subsidized E.U. wheat gluten, whose artificially low prices are not affected by such costs. Now that the quota has been lifted, the Company expects it will be more difficult to do so. Also, fuel grade alcohol prices, which historically have tracked the cost of gasoline, do not usually adjust to rising grain costs.

     During fiscal 2001, market prices for grain remained reasonable. The average Kansas City market price per bushel for corn and milo was $1.88 during 2001 and $1.87 during 2000, while the average Kansas City market price for a bushel of wheat was $2.87 during 2001 versus $2.59 during 2000.

     The Company engages in the purchase of commodity futures to hedge economic risks associated with fluctuating grain and grain products prices. During fiscal 2001, the Company hedged approximately 19% of corn processed, compared to 11% in 2000, and 9% of wheat processed, compared to 22% in 2000. The contracts are accounted for as hedges and, accordingly, gains and losses are deferred and recognized in cost of sales as part of contract costs when contract positions are settled and related products are sold. For fiscal 2001, raw material costs included a net loss of approximately $1.2 million on contracts settled during the year compared to a net loss of $1.3 million for fiscal 2000. See
"Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" in the Annual Report.

Energy

     Because energy comprises a major cost of operations, the Company seeks to assure the availability of fuels for the Pekin and Atchison plants at competitive prices. This proved a difficult challenge in fiscal 2001, as exorbitant energy costs plagued the Company during a substantial portion of the year, especially during the third quarter. For the year as a whole, the Company's utility costs were 45% higher than the prior year. Although prices have declined recently, during the fourth quarter they were 27% higher than the comparable quarter in the prior year.

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

     In order to control energy costs, the Company has a risk management program whereby at pre-determined prices, the Company will purchase a portion of its natural gas requirements for future delivery.

Employees

     As of June 30, 2001, the Company had 416 employees, 268 of whom are covered by two collective bargaining agreements with one labor union. One agreement, which expires on August 31, 2002, covers 178 employees at the

Atchison  Plant.
The other agreement, which expires in November 2002, covers 90 employees at the Pekin plant. As of June 30, 2000, the Company had 433 employees.

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

Item 2. Properties.

        The Company maintains the following principal plants, warehouses and office facilities:

                                                                     Plant Area       Tract Area
     Location                Purpose                                (in sq. ft.)      (in acres)
     --------                -------                                ------------      ----------

     Atchison, Kansas..      Principal executive offices,                494,640           25
                             grain processing, warehousing,
                             and research and quality
                             control laboratories.

     Kansas City, Kansas     Specialty protein and starch                 83,200           12.5
                             mixing facility and warehouse

     Pekin, Illinois         Grain processing, warehousing,              462,926           49
                             and quality control laboratories.

     The facilities mentioned above are generally in good operating condition, are currently in normal operation, are generally suitable and adequate for the business activity conducted therein, and have productive capacities sufficient to maintain prior levels of production. The Atchison and Pekin facilities are owned and the Kansas City facility is leased from the Unified Government of Wyandotte County, Kansas City, Kansas pursuant to an industrial revenue bond financing consummated in August 2001. The Company has entered into loan agreements which contain covenants that limit its ability to pledge its facilities to others. The Company also owns transportation equipment and a gas pipeline described under Transportation and Energy.

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

     The Company has filed an Answer before the Board admitting that compliance tests have shown particulate emissions in excess of the limits set forth in the construction permits, but denying the remainder of the State's claims. Since the time operational problems were discovered with the dryers' pollution control equipment, the Company has been conferring and negotiating with the Agency on the issues involved in the Complaint. The Company and the Agency have been conducting air modeling to support the construction of new pollution control equipment for the dryers, at an estimated cost of approximately $1.0 million. It is anticipated that the new equipment will bring emissions into compliance with all applicable limitations. Once the modeling is complete, the Company expects to obtain permission from the Agency to construct this equipment.

     Proceedings under the Complaint are being held in abeyance by agreement of the parties pending completion of the air modeling and completion of the Company's compliance activities. Once compliance has been achieved, the Company anticipates negotiating a settlement of the remainder of the State's claims. Based on the circumstances and a preliminary review of decisions by the Board in air pollution matters, the Company does not believe that any such settlement will be material to the business or financial condition of the Company.

     There are no other legal proceedings pending as of June 30, 2001 which the Company believes to be material. Legal proceedings which are pending, including the proceeding with the Illinois Environmental Protection Agency described above, are believed by the Company to consist of matters normally incident to the business conducted by the Company and taken together do not appear material.

Item 4.  Submissions of Matters to a Vote of Security Holders.

     No matters have been submitted to a vote of stockholders during the fourth quarter of fiscal year covered by this report.

Item 4A.  Executive Officers of the Registrant.

         Executive officers of the Company are as follows:

Name                     Age    Position
----                     ---    --------

Cloud L. Cray, Jr.       78     Chairman of the Board

Laidacker M. Seaberg     55     President, Chief Executive Officer

Sukh Bassi, Ph.D.        60     Vice President, Research and Development

Robert G. Booe           64     Vice President, Finance and Administration.
                                Controller, Treasurer and Chief Financial
                                Officer

Gerald Lasater           63     Vice President, Export Marketing and Sales

Marta L. Myers           41     Secretary and Administrative Assistant to the
                                President

Steven J. Pickman        48     Vice President, Corporate Relations

David E. Rindom          46     Vice President, Human Resources

Randy M. Schrick         51     Vice President, Operations

Dennis E. Sprague        55     Vice President, Alcohol and Feed Products
                                Marketing and Sales

William R. Thornton      49     Vice President, Quality Management

Michael J. Trautschold   53     Executive Vice President, Marketing and Sales

     Mr. Cray, Jr. has served as Chairman of the Board since 1980. He served as Chief Executive Officer from 1980 to September, 1988, and has been an officer of the Company and its affiliates for more than thirty years.

     Mr. Seaberg joined the Company in 1969 and has served as the President of the Company since 1980 and as Chief Executive Officer since September, 1988. He is the son-in-law of Mr. Cray, Jr.

     Dr. Bassi has served as Vice President of Research and Development since 1985, and Vice President Specialty Ingredients Marketing and Sales between 1998 and 2000. He previously served as Technical Director from 1989 to 1998 and Vice President - Vital Wheat Gluten Marketing from 1992 to 1998. From 1981 to 1992 he was Manager of the Vital Wheat Gluten Strategic Business Unit. He was previously a professor of biology at Benedictine College for ten years.

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

     The following table below reflects the high and low closing prices of the Common Stock for each quarter of fiscal 2001 and 2000. The Company paid a cash dividend of $.10 per share in November 2000. The Board of Directors has declared a dividend of $.15 per share payable on November 6, 2001 to stockholders of record on October 11, 2001. Previously, cash dividends had not been paid since the end of 1995. Any future dividends will be paid at the discretion of the Board of Directors, which will consider various factors, including the Company's operating results and cash requirements, in making any decision respecting dividends.

                                                            Sales Price
                                                   High             Low
         2001:
                  First Quarter                    $ 11.00        $ 8.25
                  Second Quarter                     10.25          8.75
                  Third Quarter                       9.00          8.25
                  Fourth Quarter                     11.25          8.13

         2000:
                  First Quarter                    $ 11.50        $ 9.38
                  Second Quarter                      9.75          7.00
                  Third Quarter                       9.25          6.38
                  Fourth Quarter                      8.63          6.13

     At June 30, 2001 there were approximately 787 holders of record of the Company's Common Stock. It is believed that the Common Stock is held by approximately 1960 beneficial owners.

Item 6.  Selected Financial Data.

     Incorporated by reference to the information under "Selected Financial Information" on page 17 of the Annual Report, a copy of which page is included in Exhibit 13 to this Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Incorporated by reference to the information under "Managements Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 24 of the Annual Report, copies of which pages are included in Exhibit 13 to this Report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Incorporated by reference to the information under "Managements Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" on page 23 of the Annual Report, a copy of which page is included in Exhibit 13 to this Report.

Item 8.  Financial Statements and Supplementary Data.

     Incorporated by reference to the consolidated financial statements and related notes on pages 25 through 36 of the Annual Report, copies of which pages are included in Exhibit 13 to this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                    PART III

Item 10.  Directors of the Registrant.

     Incorporated by reference to the information under "Election of Directors" at pages 2 through 4 and "Section 16(a) Beneficial Ownership Reporting Compliance" at page 16 of the Proxy Statement.

Item 11. Executive Compensation.

     Incorporated by reference to the information under "Executive Compensation" on pages 7 through 9 of the Proxy Statement; the material under the captions "Report of The Human Resources Committee" on pages 11 to 13 and "Performance of the Company's Common Stock" on page 10 is not incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Incorporated by reference to the information under "Principal Stockholders" beginning on page 14 of the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

     None.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     The following documents are filed as part of this report:

     (a) Financial Statements:

         Auditors' Report on Financial Statements.
         Consolidated Balance Sheets at June 30, 2001 and 2000. Consolidated Statements of Income - for the Three Years Ended June 30, 2001, 2000, and 1999. Consolidated Statements of Stockholders' Equity for the Three Years Ended June 30, 2001, 2000, and 1999.
         Consolidated Statements of Cash Flow - for the Three Years Ended June 30, 2001, 2000, and 1999.
         Notes to Consolidated Financial Statements.

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

            3(b) Bylaws of the Company (Incorporated by reference to Exhibit 3(b) of the Company's Registration Statement No. 33-24398 on Form S-1).

            4(a) Copy of Note Agreement dated as of August 1, 1993, providing for the issuance and sale of $25 million of 6.68% term notes ("Term Notes", incorporated by reference to Exhibit 4.1 to the Company's Report on Form 10-Q for the quarter ended September 30, 1993 (file number 0-17196)).

            4(b) Copy of Term Notes dated August 27, 1993 (incorporated by reference to Exhibit 4.2 to the Company's Report on Form 10-Q for the quarter ended September 30, 1993 (file number 0-17196)).

            4(c) Copy of Sixth Amended Line of Credit Loan Agreement providing for the Issuance of a Line of Credit Note in the amount of $20,000,000 (incorporated by reference to Exhibit 4.1 to the Company's Report on Form 10-Q for the quarter ended December 31, 1999 (file number 0-17196)).

            4(d) Copy of Line of Credit Note Under Sixth Amended Line of Credit Loan Agreement (incorporated by reference to
                       Exhibit 4.2 to the Company's Report on Form 10-Q for the quarter ended December 31, 1999 (file number 0-17196)).

            4(e) In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the Commission upon request.

            9(a)       Copy of Cray Family Trust  (Incorporated  by reference to
                       Exhibit 1 of Amendment No. 1 to Schedule 13D of Cloud L. Cray, Jr. dated November 17, 1995).

            *10(a)     Summary of informal cash bonus plan.

            10(b)      Executive  Stock  Bonus  Plan as  amended  June 15,  1992
                       (incorporated by reference to Exhibit 10(b) to the Company's Form 10-K for the year ended June 30, 1992 (file number 0-17196)).

            10(c) Copy of Midwest Grain Products, Inc. Stock Incentive Plan of 1996, as amended as of August 26, 1996 (incorporated by reference to Exhibit A to the Company's Notice of Annual Meeting and Proxy Statement filed September 17,
                       1996).

            10(d) Copy of amendment to Midwest Grain Products, Inc. Stock Incentive Plan of 1996 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1998 (file number 0-17196)).

            10(e) Form of Stock Option with respect to stock options granted under the Midwest Grain Products, Inc. Stock Incentive Plan of 1996 (incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the year ended June 30, 1996 (file number 0-17196)).

            10(f) Copy of Midwest Grain Products, Inc. 1996 Stock Option Plan for Outside Directors, as amended as of August 26, 1996 (incorporated by reference to Exhibit B to the Company's Notice of Annual Meeting and Proxy Statement filed September 17, 1996).

            10(g) Copy of amendment to Midwest Grain Products, Inc. 1996 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1998 (file number 0-17196)).

            10(h) Copy of Midwest Grain Products, Inc. 1998 Stock Incentive Plan for Salaried Employees (incorporated by reference to Appendix A to the Company's Notice of Annual Meeting and Proxy Statement dated September 17, 2000, filed with the Securities and Exchange Commission on September 15,
                       2000).

            10(i) Form of Stock Option with respect to stock options granted under the Midwest Grain Products, Inc. 1998 Stock Incentive Plan for Salaried Employees (incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the year ended June 30, l996 (file number 0-17196)).

            10(j) Copy of amendments to Options granted under Midwest Grain Products, Inc. Stock Option Plans (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended September 30, 1998 (file number 0-17196)).

            10(k) Form of Option Agreement for the grant of Options under the Midwest Grain Products, Inc. 1996 Stock Option Plan for Outside Directors, as amended (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ended September 30, 1998 (file number 0-17196)).

            10.5 Form of Amended Option Agreements for the grant of Options under the Midwest Grain Products, Inc. 1998 Stock Incentive Plan for Salaried Employees (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended September 30, 1998 (file number 0-17196)).

            10.6 Form of Option Agreement for the grant of Options under the Midwest Grain Products, Inc. Stock Incentive Plan of 1996, as amended (incorporated by reference to Exhibit
                       10.6 to the Company's Form 10-Q for the quarter ended September 30, 1998 (file number 0-17196)).

            10.7 Form of Incentive Stock Option Agreement approved on December 7, 2000, for use thereafter under the Stock Incentive Plan of 1996 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended December 31, 2000 (file number 0-17196)).

            10.8 Form of Incentive Stock Option Agreement approved on December 7, 2000 for use thereafter under the 1998 Stock Incentive Plan for Salaried Employees (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended December 31, 2000 (file number 0-17196)).

            10.9 Form of Memorandum of Agreement Concerning Options approved on December 7, 2000 between the Company and certain members of senior management, including the following named executive officers: Ladd M. Seaberg, Randall M. Schrick, Robert G. Booe, Dennis E. Sprague and Dr. Sukh Bassi incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended December 31, 2000 (file number 0-17196)).

            *10.10 Form of Lease Agreement dated as of August 1, 2001 among GE Public Finance, Inc., The Unified Government of Wyandotte County, Kansas City, Kansas, and Midwest Grain Products, Inc.

            *13        Information contained in the Midwest Grain Products, Inc.
                       2000 Annual Report to Stockholders that is incorporated herein by reference.

            22 Subsidiaries of the Company other than insignificant subsidiaries:

                                        State of Incorporation
                       Subsidiary                                or Organization

                       Midwest Grain Pipeline, Inc.                  Kansas

                       Midwest Grain Products of Illinois, Inc.      Illinois

                       Kansas City Ingredient Technologies, Inc.     Kansas

            *23        Consent of Baird, Kurtz & Dobson.

            25 Powers of Attorney executed by all officers and directors of the Company who have signed this report on Form 10-K (incorporated by reference to the signature pages of this report).

------------
*  Filed herewith

No reports on Form 8-K have been filed during the quarter ended June 30, 2001.


                                   SIGNATURES

     Pursuant to requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Atchison, State of Kansas, on this 13th day of September, 2001.

                                          MIDWEST GRAIN PRODUCTS, INC.

                                          By /s/Laidacker M. Seaberg
                                                Laidacker M. Seaberg, President

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

Name                        Title                             Date
----                        -----                             ----
/s/Laidacker M. Seaberg     President (Principal              September 13, 2001
   Laidacker M. Seaberg     Executive Officer) and Director

/s/Robert G. Booe           Vice President, Treasurer         September 13, 2001
   Robert G. Booe           and Controller (Principal
                            Financial and Accounting Officer)

/s/Michael Braude           Director                          September 13, 2001
   Michael Braude

/s/Cloud L. Cray, Jr.       Director                          September 13, 2001
   Cloud L. Cray, Jr.

/s/Michael R. Haverty       Director                          September 13, 2001
   Michael R. Haverty

/s/Linda E. Miller          Director                          September 13, 2001
   Linda E. Miller

/s/Robert J. Reintjes       Director                          September 13,2001
   Robert J. Reintjes

/s/Randy M. Schrick         Director                          September 13,2001
   Randy M. Schrick

/s/Daryl R. Schaller        Director                          September 13, 2001
   Daryl R. Schaller

/s/James A. Schlindwein     Director                          September 13, 2001
   James A. Schlindwein

                          MIDWEST GRAIN PRODUCTS, INC.

                   Consolidated Financial Statement Schedules
                                   (Form 10-K)

                          June 30, 2001, 2000, and 1999

                         (With Auditors' Report Thereon)

BKD, LLP
Certified Public Accountants
Twelve Wyandotte Plaza
120 West 12th Street, Suite 1200
Kansas City, MO 64105-1936

--------------------------------------------------------------------------------
                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


Board of Directors and Stockholders
Midwest Grain Products, Inc.
Atchison, Kansas


     In connection with our audit of the consolidated financial statements of MIDWEST GRAIN PRODUCTS, INC. for each of the three years in the period ended June 30, 2001, we have also audited the following financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits of the basic financial statements. The schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the consolidated financial statements.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                               /s/ BKD, LLP

Kansas City, Missouri
August 1, 2001
Member of Moores Rowland International

                          MIDWEST GRAIN PRODUCTS, INC.

                     VIII. VALUATION AND QUALIFYING ACCOUNTS




                  Balance,         Charged to        Charged                        Balance,
                  Beginning        Costs and         to Other                       End of
                  Of Period        Expenses          Accounts     Write-Offs        Period
                  ---------        --------          --------     ----------        ------
                                                     (In Thousands)
Year Ended
June 30, 2001
  Allowance for
  doubtful
  accounts         $252           $   82                            $   82            $252

Year Ended
June 30, 2000
  Allowance for
  doubtful
  accounts          285              202               ---             235            252

Year Ended
June 30, 1999
  Allowance for
  doubtful
  accounts          285            1,037               ---           1,037            285


                                                   EXHIBIT INDEX

Exhibit No.           Description
-----------           -----------

   3(a) Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) of the Company's Registration Statement No. 33-24398 on Form S-1).

   3(b) Bylaws of the Company (Incorporated by reference to Exhibit 3(b) of the Company's Registration Statement No. 33-24398 on Form S-1).

   4(a) Copy of Note Agreement dated as of August 1, 1993, providing for the issuance and sale of $25 million of 6.68% term notes ("Term Notes", incorporated by reference to Exhibit 4.1 to the Company's Report on Form 10-Q for the quarter ended September 30, 1993 (file number 0-17196)).

   4(b) Copy of Term Notes dated August 27, 1993 (incorporated by reference to Exhibit 4.2 to the Company's Report on Form 10-Q for the quarter ended September 30, 1993 (file number 0-17196)).

   4(c) Copy of Sixth Amended Line of Credit Loan Agreement providing for the Issuance of a Line of Credit Note in the amount of $20,000,000 (incorporated by reference to
                      Exhibit 4.1 to the Company's Report on Form 10-Q for the quarter ended December 31, 1999 (file number 0-17196)).

   4(d) Copy of Line of Credit Note Under Sixth Amended Line of Credit Loan Agreement (incorporated by reference to
                      Exhibit 4.2 to the Company's Report on Form 10-Q for the quarter ended December 31, 1999 (file number 0-17196)).

   4(e) In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the Commission upon request.

   9(a)               Copy of Cray Family  Trust  (Incorporated  by reference to
                      Exhibit 1 of Amendment No. 1 to Schedule 13D of Cloud L. Cray, Jr. dated November 17, 1995).

   *10(a)             Summary of informal cash bonus plan.

   10(b) Executive Stock Bonus Plan as amended June 15, 1992 (incorporated by reference to Exhibit 10(b) to the Company's Form 10-K for the year ended June 30, 1992 (file number 0-17196)).

   10(c) Copy of Midwest Grain Products, Inc. Stock Incentive Plan of 1996, as amended as of August 26, 1996 (incorporated by reference to Exhibit A to the Company's Notice of Annual Meeting and Proxy Statement filed September 17, 1996.

   10(d) Copy of amendment to Midwest Grain Products, Inc. Stock Incentive Plan of 1996 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1998 (file number 0-17196)).

   10(e) Form of Stock Option with respect to stock options granted under the Midwest Grain Products, Inc. Stock Incentive Plan of 1996 (incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the year ended June 30, 1996 (file number 0-17196)).

   10(f) Copy of Midwest Grain Products, Inc. 1996 Stock Option Plan for Outside Directors, as amended as of August 26, 1996 (incorporated by reference to Exhibit B to the Company's Notice of Annual Meeting and Proxy Statement filed September 17, 1996.

   10(g) Copy of amendment to Midwest Grain Products, Inc. 1996 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for
                      the  quarter   ended   September  30,  1998  (file  number
                      0-17196)).

   10(h) Copy of Midwest Grain Products, Inc. 1998 Stock Incentive Plan for Salaried Employees (incorporated by reference to Appendix A to the Company's Notice of Annual Meeting and Proxy Statement dated September 17, 2000, filed with the Securities and Exchange Commission on September 15, 2000).

   10(i) Form of Stock Option with respect to stock options granted under the Midwest Grain Products, Inc. 1998 Stock Incentive Plan for Salaried Employees (incorporated by reference to Exhibit 10(e) to the Company's Form 10-K for the year ended June 30, l996 (file number 0-17196)).

   10(j) Copy of amendments to Options granted under Midwest Grain Products, Inc. Stock Option Plans (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for
                      the  quarter   ended   September  30,  1998  (file  number
                      0-17196)).

   10(k) Form of Option Agreement for the grant of Options under the Midwest Grain Products, Inc. 1996 Stock Option Plan for Outside Directors, as amended (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for
                      the  quarter   ended   September  30,  1998  (file  number
                      0-17196)).

   10.5 Form of Amended Option Agreements for the grant of Options under the Midwest Grain Products, Inc. 1998 Stock Incentive Plan for Salaried Employees (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for
                      the  quarter   ended   September  30,  1998  (file  number
                      0-17196)).

   10.6 Form of Option Agreement for the grant of Options under the Midwest Grain Products, Inc. Stock Incentive Plan of 1996, as amended (incorporated by reference to Exhibit
                      10.6 to the Company's Form 10-Q for the quarter ended September 30, 1998 (file number 0-17196)).

   10.7 Form of Incentive Stock Option Agreement approved on December 7, 2000 for use thereafter under the 1998 Stock Incentive Plan of 1996 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended December 31, 2000 (file number 0-17196)).

   10.8 Form of Incentive Stock Option Agreement approved on December 7, 2000 for use thereafter under the 1998 Stock Incentive Plan for Salaried Employees (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for
                      the  quarter   ended   December   31,  2000  (file  number
                      0-17196)).


   10.9 Form of Memorandum of Agreement Concerning Options approved on December 7, 2000 between the Company and certain members of senior management, including the following named executive officers: Ladd M. Seaberg, Randall M.

                      Schrick, Robert G. Booe, Dennis E. Sprague and Dr. Sukh Bassi incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended December 31, 2000 (file number 0-17196)).

   *10.10 Form of Lease Agreement dated as of August 1, 2001 among GE Public Finance, Inc., The Unified Government of Wyandotte County, Kansas City, Kansas, and Midwest Grain Products, Inc.

   *13                Information contained in the Midwest Grain Products,  Inc.
                      2000 Annual Report to Stockholders that is incorporated herein by reference.

   22 Subsidiaries of the Company other than insignificant subsidiaries:

                                        State of Incorporation
                           Subsidiary                            or Organization
                           ----------                            ---------------
                      Midwest Grain Pipeline, Inc.                     Kansas
                      Midwest Grain Products of Illinois, Inc.         Illinois
                      Kansas City Ingredient Technologies, Inc.        Kansas

  *23                 Consent of Baird, Kurtz & Dobson.

   25 Powers of Attorney executed by all officers and directors of the Company who have signed this report on Form 10-K (incorporated by reference to the signature pages of this report).

------------
*  Filed herewith

No reports on Form 8-K have been filed during the quarter ended June 30, 2001.