Form 10-Q
period 2001-09-30
MIDWEST GRAIN PRODUCTS INC
filed 2001-11-13
CIK 835011

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10k-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For Quarter Ended September 30, 2001 - Commission File No. 0-17196



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


                           Common stock, no par value
                          8,081,954 shares outstanding
                             as of November 1, 2001

                                      INDEX


PART I. FINANCIAL INFORMATION                                              Page

        Item 1. Financial Statements

                Independent Accountants' Review Report....................... 2

                 Condensed Consolidated Balance Sheets as of
                 September 30, 2001 and June 30, 2001........................ 3

                 Condensed Consolidated Statements of Operations for
                    the Three Months Ended September 30, 2001 and 2000....... 5

                 Condensed Consolidated Statements of Cash Flows for
                    the Three Months Ended September 30, 2001 and 2000....... 6

                 Notes to Condensed Consolidated Financial Statements........ 7

      Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................... 8

      Item 3. Quantitative and Qualitative Disclosures About Market Risk.....14


PART II.  OTHER INFORMATION

      Item 4. Submission of Matters to a Vote of Security Holders.............15

      Item 6. Exhibits and Reports on Form 8-K................................15

                         Independent Accountants' Report

Board of Directors and Stockholders
Midwest Grain Products, Inc.
Atchison, Kansas   66002

     We have reviewed the accompanying condensed consolidated balance sheet of MIDWEST GRAIN PRODUCTS, INC. and subsidiaries as of September 30, 2001, and the related condensed consolidated statements of operations for the three-month periods ended September 30, 2001 and 2000, and the related condensed consolidated statements of cash flows for the three-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and, in our report dated August 1, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


                                                          /s/BKD, LLP


Kansas City, Missouri
October 29, 2001

                          MIDWEST GRAIN PRODUCTS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)

                                     ASSETS

                                                                         September 30,      June 30,
                                                                            2001             2001
                                                                         -------------      ----------
                                                                         (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                        $     25,917       $    33,454
     Receivables (less allowance for bad debts of $452 and $252 at
        September 30, 2001 and June 30, 2001, respectively)                 26,669            26,109
     Inventories                                                            19,499            18,230
     Prepaid expenses                                                        2,344             1,625
     Deferred income taxes                                                   2,723             2,451
     Refundable income taxes                                                                     299
                                                                            ------            ------

                 Total Current Assets                                       77,152            82,168
                                                                            ------            ------


PROPERTY AND EQUIPMENT, At cost                                            247,282           245,305
     Less accumulated depreciation                                         156,713           153,181
                                                                           -------           -------
                                                                            90,569            92,124
                                                                           -------           -------
OTHER ASSETS                                                                   149               158
                                                                           -------           -------
                                                                        $  167,870        $  174,450
                                                                        ==========        ==========

See Accompanying Notes to Condensed Consolidated Financial
  Statements and Independent Accountants' Review Report

                          MIDWEST GRAIN PRODUCTS, INC.

                                 (In Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                       September 30,        June 30,
                                                                           2001               2001
                                                                       -------------        --------
                                                                        (Unaudited)
CURRENT LIABILITIES
     Current maturities of long-term debt                            $      3,202      $      4,273
     Accounts payable                                                       8,495            10,446
     Accrued expenses                                                       3,405             4,008
     Deferred income                                                       14,584            15,951
     Income taxes payable                                                   1,296
                                                                           ------            ------
                 Total Current Liabilities                                 30,982            34,678

LONG-TERM DEBT                                                             19,129            22,420
                                                                           ------            ------

POST-RETIREMENT BENEFITS                                                    6,026             6,034
                                                                           ------            ------

DEFERRED INCOME TAXES                                                      10,769            10,774
                                                                           ------            ------

STOCKHOLDERS' EQUITY
     Capital stock
        Preferred, 5% noncumulative, $10 par value; authorized
           1,000 shares; issued and outstanding 437 shares                      4                 4
        Common, no par; authorized 20,000,000 shares; issued
           9,765,172 shares                                                 6,715             6,715
     Additional paid-in capital                                             2,485             2,485
     Retained earnings                                                    107,100           105,878
     Accumulated other comprehensive income (loss) -
        Cash flow hedges                                                     (424)               15
                                                                          -------           -------
                                                                          115,880           115,097
   Treasury stock, at cost
        Common;
           September 30, 2001 - 1,626,018 shares
           June 30, 2001 - 1,585,518 shares                               (14,916)          (14,553)
                                                                          -------           -------
                                                                     $    100,964           100,544
                                                                          -------           -------
Total liabilities and stockholders' equity                           $    167,870        $  174,450
                                                                     ============        ==========


See Accompanying Notes to Condensed Consolidated Financial
    Statements and Independent Accountants' Review Report

                          MIDWEST GRAIN PRODUCTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (In Thousands)

                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                   (Unaudited)

                                                        2001             2000
                                                        ----             ----
                                                           (in thousands)

NET SALES                                          $   54,294       $   58,297

COST OF SALES                                          47,304           55,532
                                                       ------           ------

GROSS PROFIT                                            6,990            2,765

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            4,151            3,201
                                                        -----           ------
                                                        2,839             (436)

OTHER OPERATING EXPENSE                                   (21)              (1)
                                                       ------           ------
INCOME (LOSS) FROM OPERATIONS                           2,818             (437)

OTHER INCOME (EXPENSE)
     Interest                                            (394)            (344)
     Other                                              1,616              128
                                                       ------           ------
INCOME (LOSS) BEFORE INCOME TAXES                       4,040             (653)

PROVISION (BENEFIT) FOR INCOME TAXES                    1,596             (258)
                                                       ------           ------
NET INCOME (LOSS)                                       2,444             (395)
                                                       ------           ------
OTHER COMPREHENSIVE INCOME (LOSS)                        (439)              15
                                                       ------           ------
COMPREHENSIVE INCOME (LOSS)                        $    2,005       $     (380)
                                                   ==========       ==========

EARNINGS (LOSS) PER COMMON SHARE                   $    0.30        $    (0.05)
                                                   ==========       ==========
DIVIDENDS PER COMMON SHARE                         $     0.15       $     0.10
                                                   ==========       ==========

See Accompanying Notes to Condensed Consolidated Financial
    Statements and Independent Accountants' Review Report

                          MIDWEST GRAIN PRODUCTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)

                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                   (Unaudited)

                                                                                 2001             2000
                                                                                    (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                     $    2,444       $     (395)
     Items not requiring cash:
        Depreciation                                                            3,532            3,276
        Loss on sale of equipment                                                                   10
        Deferred income taxes                                                    (277)
     Changes in:
        Accounts receivable                                                      (560)           2,610
        Inventories                                                            (1,708)           1,261
        Accounts payable                                                       (3,490)          (1,325)
        Deferred revenue                                                       (1,367)
        Income taxes (receivable) payable                                       1,595           (1,858)
        Other                                                                    (718)            (772)
                                                                               ------           ------
                 Net cash provided by (used in) operating activities             (549)           2,807
                                                                               ------           ------
CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment                                       (2,263)          (1,985)
                                                                               ------           ------
                 Net cash used in investing activities                         (2,263)          (1,985)
                                                                               ------           ------

CASH FLOWS FROM FINANCING ACTIVITIES
     Purchase of treasury stock                                                  (363)            (323)
     Net payments on long-term debt                                           (10,785)          (2,273)
     Net proceeds from issuance of long-term debt                               6,423
                                                                                -----            -----
                 Net cash used in financing activities                         (4,725)          (2,596)
                                                                               ------           ------

DECREASE IN CASH AND CASH EQUIVALENTS                                          (7,537)          (1,774)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 33,454            7,728
                                                                               ------            -----

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $  25,917         $  5,954
                                                                            =========         ========


See Accompanying Notes to Condensed Consolidated Financial
    Statements and Independent Accountants' Review Report

                          MIDWEST GRAIN PRODUCTS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

                                   (Unaudited)



NOTE 1:  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of the Company's management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. The condensed consolidated balance sheet as of June 30, 2001 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K Annual Report for 2001 filed with the Securities and Exchange Commission. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.


NOTE 2:  BONDS PAYABLE

     The Company has financed the new Wheatex production facility, acquired in February 2001, through a capital lease financing involving the issuance on August 22, 2001 of a $6.5 million industrial revenue bond by the Unified Government of Wyandotte/Kansas City, Kansas. The bond bears interest at a rate of 5.23% per annum and matures in September 2008. Under the lease, the Company will make monthly payments declining from $114,200 in October 2001 to $77,700 in September 2008. In connection with the financing, the Company must maintain certain financial ratios, including a current ratio of 1.5 to 1, minimum consolidated tangible net worth of $84 million and a debt service coverage ratio of 1.5 to 1.


NOTE 3:  CONTINGENCIES

     There are various legal proceedings involving the Company and its subsidiaries. Management considers that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or operations of the Company.

     The Company recently advised customers and the Food and Drug Administration that certain products in one of its specialty protein lines required relabeling because they contain sulfites, a potential allergen. The products represented less than 1% of the Company's total wheat protein product sales during fiscal year 2001. Certain customers have advised the Company that they will expect indemnity against resulting losses allegedly incurred as a result of the mislabeling. Although the Company is unable to estimate the costs that it might incur if any claims are brought against it, after taking into account anticipated insurance coverage the Company does not expect such costs would be material to its financial condition or results of operations.

See Independent Accountants' Review Report

                          MIDWEST GRAIN PRODUCTS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      THREE MONTHS ENDED SEPTEMBER 30, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This section contains forward-looking statements as well as historical information. Forward-looking statements are identified by or are associated with such words as "intend," "believe," "estimate," "expect," "anticipate,"
"hopeful," "should" and "could" and similar expressions. They reflect management's current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance. The forward-looking statements are based on many assumptions and factors including those relating to grain prices, energy costs, product pricing, competitive environment and related market conditions, operating efficiencies, access to capital and actions of governments. Any changes in the assumptions or factors could produce materially different results than those predicted and could impact stock values.


RESULTS OF OPERATIONS

General

     The Company had net income of $2,444,000 in the first quarter of fiscal 2002 compared to a net loss of $395,000 in the first quarter of fiscal 2001. The improvement was primarily attributable to heightened demand for the Company's fuel grade alcohol combined with lower energy costs and growth in sales of specialty wheat proteins. The recognition of income from a United States Department of Agriculture Commodity Credit Corporation program to support the development of value-added wheat protein and wheat starch products also contributed to the improvement. Details of this program are provided on the following page.

     The heightened demand for fuel grade alcohol, or ethanol as it is commonly known, drove up first quarter sales of this product compared to sales in the prior year's first quarter. The increased market interest was partially attributable to the Environmental Protection Agency's proposal to phase out MTBE, a competing fuel oxygenate that is synthetically derived and has been shown to be harmful to groundwater supplies. In response to the increased demand, the Company raised fuel alcohol production levels, while also experiencing higher prices compared to the first quarter a year ago. The Company also experienced improved selling prices for its food grade alcohol for beverage and industrial applications. However, the unit volume of food grade alcohol for beverage uses declined in the first quarter compared to a year ago due partially to further reductions in sales for export purposes.

     A program developed by the U.S. Department of Agriculture and initiated in December 2000, provides a two-year cash incentive for ethanol producers who increase their grain usage by specified amounts to raise fuel alcohol production. The Company presently satisfies the program's eligibility requirements and began receiving payments in the third quarter of fiscal 2001. Also in fiscal 2001, the Company's Board of Directors approved a $2.1 million distillery improvement project at the Atchison plant. Expected to be completed early in the third quarter of fiscal 2002, this project is designed to enhance food grade alcohol production, while also strengthening the Company's fuel grade alcohol production capabilities. The Board has additionally approved plans for the installation of a new feed drier at Midwest Grain's Pekin, Illinois plant. Expected to be completed by the end of fiscal 2002 at a cost of $5 million, the new drier should improve alcohol production efficiencies at that location. Distillers feed is the principal by-product of the alcohol production process.

                          MIDWEST GRAIN PRODUCTS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      THREE MONTHS ENDED SEPTEMBER 30, 2001


General (Continued)

     Due principally to increased customer interest and expanded marketing programs, demand for the Company's specialty wheat proteins continued to strengthen in the first quarter of fiscal 2002. As a result, sales of these products showed an improvement over the prior year's first quarter. Produced for a variety of food and non-food applications, these value-added products include dough enhancers, meat extenders and replacers, ingredients for hair care and skin care systems, and biopolymers for producing pet treats as well as degradable, plastic-like items.

     While first quarter sales of specialty wheat proteins increased, sales of vital wheat gluten, the protein portion of flour that is principally used in many types of bread, decreased. This occurred because the Company elected to curtail production due to pricing pressures from artificially low priced gluten imports from the European Union (E.U.). Competitive pressures from the E.U. intensified following the expiration of a three-year-long quota on gluten imports in early June 2001. Unless future conditions warrant otherwise, the Company plans to maintain a reduced presence in the more traditional, commodity related gluten and concentrate its efforts on specialty, value-added markets.

     In lieu of extending the gluten quota when it expired in June 2001, the White House approved a funding program to support the development of value-added wheat gluten and starches. Administered by the U.S. Department of Agriculture's Commodity Credit Corporation, the program began in June 2001 and is scheduled to end May 31, 2003. Under the program, the Company is eligible for approximately $26 million of the program total of $40 million. For the first 12 months of the program, approximately $17.3 million has been allocated to the Company. The remaining amount is expected to become available to the Company starting in June 2002. The funds are to be used for capital, research, marketing and promotional costs related to value-added wheat protein and starch products. Funds received will be recognized in income during the period during which they are expended for a permitted purpose. However, funds that are used for capital expenditure projects will be recognized in income over the periods during which those projects are depreciated. They are not intended to be used to reduce production and marketing-related costs for commodity vital wheat gluten and wheat starches which could extend the U.S. industry's participation in these markets.

     On October 10, 2001, Midwest Grain's Board approved plans for an $8.3 million expansion project that is expected to substantially strengthen production and sales capabilities for certain of the Company's specialty wheat proteins. The expansion will occur at the Company's Atchison plant and is scheduled for completion by July 2002. The project will involve the installation of additional processing and drying equipment for the production of ingredients for bakery, pasta and noodle and related food markets both domestic and foreign. The cost of the project is expected to be offset by funds provided through the USDA program described above.

                          MIDWEST GRAIN PRODUCTS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      THREE MONTHS ENDED SEPTEMBER 30, 2001


General (Continued)

     Last February, Midwest Grain was named the successful bidder on a state-of-the-art manufacturing facility owned by a Kansas City, Kansas firm that entered Chapter 11 bankruptcy proceedings. The Company is using the facility, which is operated by its subsidiary, Kansas City, Ingredient Technologies, Inc., primarily for the production of Wheatex, Midwest Grain's unique line of textured wheat proteins that are sold to enhance the flavor and texture of vegetarian and extended meat products, as well as wheat-based biopolymers. Finalized in the third quarter of fiscal 2001 at a cost of approximately $6.5 million, the purchase replaces the Company's earlier plan to build a Wheatex plant at a similar cost. The Company expects the acquisition will allow it to increase the production of textured wheat proteins and biopolymers at a more accelerated rate. Also, the Company anticipates that, in addition to providing more space than was incorporated into the design for a new plant, the facility will provide greater flexibility for producing other lines of value-added specialty wheat proteins.

     The Company's wheat starch sales in the first quarter of fiscal 2002 were down due to factors related to transitions in the starch sales and marketing staff. Responsibilities in this area have recently been restructured and additional personnel have been added to strengthen sales and marketing capabilities. Based on current indications, the Company expects that starch sales should show an improvement over first quarter sales as fiscal 2002 progresses.

     Although moderately higher than they were during the first quarter of the prior fiscal year, per unit raw material costs for grain continued to remain relatively low in the first quarter of fiscal 2002. With the continuation of more normal energy costs combined with reasonable grain costs, continued strength in alcohol demand and growth in sales of specialty-wheat-based products, the Company should experience favorable conditions for growth going forward.

Sales

     Net sales in the first quarter of fiscal 2002 decreased by approximately $4.0 million below net sales in the first quarter of fiscal 2001. The decrease resulted mainly from reduced sales of vital wheat gluten, premium wheat starch and food grade alcohol for beverage applications. These decreases were partially offset by increased fuel alcohol sales, higher sales of food grade alcohol for industrial uses and higher sales of specialty wheat proteins compared to a year ago.

     Sales of vital wheat gluten dropped due to reductions in both unit sales and selling prices. This decrease was partially offset by increased unit sales of the Company's specialty wheat proteins. Wheat starch sales declined primarily due to lower unit sales, but also due partially to a small decrease in the average selling price compared to the prior year's first quarter. Sales of food grade alcohol fell as the result of decreased unit sales in the beverage market. This offset a slight increase in unit sales of food grade alcohol for industrial uses, as well as improved selling prices in both the beverage and industrial markets. Sales of fuel grade alcohol rose compared to the first quarter of fiscal 2001 as the result of higher unit sales and substantially higher prices caused by increased demand. Sales of distillers feed, the principal by-product of the alcohol production process, rose substantially due to increased unit sales.

                          MIDWEST GRAIN PRODUCTS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      THREE MONTHS ENDED SEPTEMBER 30, 2001

Cost of Sales

     The cost of sales in the first quarter of fiscal 2002 decreased by approximately $8.2 million below the cost of sales in the first quarter of the prior fiscal year. This principally was due to lower raw material costs for grain and a decrease in energy costs resulting from lower natural gas prices. The lower grain costs were mainly due to decreased requirements for wheat resulting from reduced production of vital wheat gluten. Costs were further reduced by cash incentive credits from the U.S. Department of Agriculture for ethanol producers as previously discussed. Additionally, the higher cost of sales in the first quarter of fiscal 2001 included nonrecurring costs related to the final installation of new distillation equipment at the Company's Atchison plant during that period.

     In connection with the purchase of raw materials, principally corn and wheat, for anticipated operating requirements, the Company enters into commodity contracts to reduce or hedge the risk of future grain price increases. Additionally, the Company uses gasoline futures to hedge fuel alcohol sales contractually sold at prices fluctuating with gasoline futures. In the first quarter of fiscal 2002, raw material costs included a net hedging gain of $210,000 compared to a net hedging loss of $96,000 on contracts in fiscal 2001.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses in fiscal 2002 were approximately $950,000 higher than selling, general and administrative expenses in fiscal 2001. The increase was due largely to a $310,000 bad debt and a combination of various other factors, including increased marketing-related expenses, costs associated with employee-related benefits and higher research and development costs.

Other Income

     The increase in other income relates to the recognition of $1.37 million of income from the previously discussed USDA Commodity Credit Corporation program for value-added wheat gluten and wheat starch products.

Net Income

     The consolidated effective income tax rate is consistent for all periods. The general effects of inflation were minimal.

     As the result of the foregoing factors, the Company experienced net income of $2,444,000 in fiscal 2002 compared to a net loss of $395,000 in fiscal 2001.

                          MIDWEST GRAIN PRODUCTS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      THREE MONTHS ENDED SEPTEMBER 30, 2001


LIQUIDITY AND CAPITAL RESOURCES

     The following table is presented as a measure of the Company's liquidity and financial condition:

                                                     September 30,     June 30,
                                                         2001            2001
                                                        (in thousands)

Cash and cash equivalents                       $       25,917    $      33,454
Working capital                                         46,170           47,490
Amounts available under lines of credit                 14,000            5,500
Notes payable and long-term debt                        22,331           26,693
Stockholders' equity                                   100,964          100,544

     Cash generated from operations were offset by increased working capital requirements through increased inventories and decreased payables. Payments for equipment additions, debt reductions and treasury stock purchases reduced cash balances. The comparatively high cash balances resulted from cash flows generated during fiscal 2001 combined with $17.3 million received in June 2001 as a result of the program administered by the U.S. Department of Agriculture's Commodity Credit Corporation.

     The Company made open market purchases of 40,400 shares of its common stock during the quarter. These purchases were made to fund the Company's stock option plans and for other corporate purposes. As of September 30, 2001, the Board has authorized the purchase of an additional 374,082 shares of the Company's common stock.

     At September 30, 2001, the Company had $15.7 million committed to capital improvements including the $8.3 million expansion project in Atchison, that is designed to strengthen production and sales capabilities for the Company's specialty wheat proteins and the acquisition of a new feed dryer at the Pekin, Illinois facility intended to improve alcohol production efficiencies at that location. The Company is also developing plans for other additions relating to value-added wheat gluten and wheat starch products.

     The Company has financed the new Wheatex production facility, acquired in February 2001, through a capital lease financing involving the issuance on August 22, 2001 of a $6.5 million industrial revenue bond by The Unified Government of Wyandotte/Kansas City, Kansas. The bond bears interest at a rate of 5.23% per annum and matures in September 2008. Under the lease, the Company will make monthly payments declining from $114,200 in October 2001 to $77,700 in September 2008. In connection with the financing, the Company must maintain certain financial ratios, including a current ratio of 1.5 to 1, minimum consolidated tangible net worth of $84 million and a debt service coverage ratio of 1.5 to 1.

     The Company has added to its normally strong equity and working capital positions while continuing to generate strong earnings before interest, taxes and depreciation. Management believes the Company is well positioned to effectively expand its production of specialty products as well as supply customer needs for all its other products.

                          MIDWEST GRAIN PRODUCTS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      THREE MONTHS ENDED SEPTEMBER 30, 2001


FUTURE CHANGES IN ACCOUNTING PRINCIPLES

     The Financial Accounting Standards Board ("FASB") has issued four new accounting pronouncements that will become effective in the fiscal year commencing July 1, 2002.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and tangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued in August 2001 and deals with the recognition and remeasurement of obligations associated with the retirement of tangible long-lived assets. SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in October 2001 and applies to all long-lived assets, other than goodwill, and discontinued operations and develops one accounting model for long-lived assets that are to be disposed of by sale. The adoption of these statements is not expected to have a material impact on the Company's financial statements.

                          MIDWEST GRAIN PRODUCTS, INC.

                               SEPTEMBER 30, 2001

Item 3. Quantitative And Qualitative Disclosures About Market Risk

     The Company produces its products from wheat, corn and milo and, as such, is sensitive to changes in commodity prices. Grain futures and/or options are used as a hedge to protect against fluctuations in the market. The information regarding inventories and futures contracts at June 30, 2001, as presented in the annual report, is not significantly different from September 30, 2001.

                          MIDWEST GRAIN PRODUCTS, INC.

                                     PART II

                                OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

     The annual meeting of stockholders of the Company was held on September 14, 2001. The following actions were taken at the meeting:

     1. James A. Schlindwein was elected to the office of Group A Director for a term expiring in 2004 with 7,294,996 common share votes for his election and 14,198 votes withheld.

     2. Cloud L. Cray, Jr. was elected to the office of Group B Director for a term expiring in 2004 with 405 preferred share votes for his election and no votes withheld.

     3. Robert J. Reintjes was elected to the office of Group B Director for a term expiring in 2004 with 405 preferred share votes for his election and no votes withheld.

     In addition, the terms of Michael R. Haverty, Linda E. Miller and Daryl R.Schaller, Ph.D., as Group A Directors continued after the annual meeting and the terms of Michael Braude, Randall M. Schrick and Laidacker M. Seaberg as Group B Directors continued after the annual meeting.

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

         99    Press Release dated November 6, 2001 (w/o financial statements).

     (b) Reports on Form 8-K

         The Company has filed no reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES


     Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MIDWEST GRAIN PRODUCTS, INC.

Date: November 12, 2001                 By /s/ Ladd M. Seaberg
                                               Ladd M. Seaberg, President
                                               and Chief Executive Officer


Date: November 12, 2001                 By /s/ Robert G. Booe
                                               Robert G. Booe, Vice President
                                               and Chief Financial Officer