Form 10-Q
period 2001-12-31
MIDWEST GRAIN PRODUCTS INC
filed 2002-02-11
CIK 835011

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarter Ended December 31, 2001 - Commission File No. 0-17196

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

                           Common stock, no par value
                          8,032,454 shares outstanding
                             as of February 1, 2002

Index
                                                                            Page
Part I. Financial Information

   Item 1. Financial Statements

     Independent Accountants' Review Report................................... 2

     Condensed Consolidated Balance Sheets as of December 31, 2001 and
        June 30, 2001......................................................... 3

     Condensed Consolidated Statements of Income for the Three Months
        Ended and Six Months Ended December 31, 2001 and 2000................. 5

     Condensed Consolidated Statements of Cash Flows for the Six
        Months Ended December 31, 2001 and 2000............................... 6

     Notes to Condensed Consolidated Financial Statements..................... 7

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................ 8

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......14


Part II.  Other Information

    Item 6. Exhibits and Reports on Form 8-K................................. 15

                         Independent Accountants' Report

Board of Directors and Stockholders
Midwest Grain Products, Inc.
Atchison, Kansas   66002

We have reviewed the accompanying condensed consolidated balance sheet of Midwest Grain Products, Inc. and subsidiaries as of December 31, 2001, and the related condensed consolidated statements of income for the six-month periods ended December 31, 2001 and 2000, and the related condensed consolidated statements of cash flows for the six-month periods ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of June 30, 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and, in our report dated August 1, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                                        /s/BKD, LLP

Kansas City, Missouri
January 22, 2002

                          Midwest Grain Products, Inc.

           See Accompanying Notes to Condensed Consolidated Financial
             Statements and Independent Accountants' Review Report 4
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)

Assets

                                                           December 31,         June 30,
                                                              2001                2001
                                                           (Unaudited)
Current Assets
  Cash and cash equivalents                               $  29,391          $  33,454
  Receivables (less allowance for bad debts of $452 at
    December 31, 2001 and June 30, 2001, respectively)       24,433             26,109
  Inventories                                                22,149             18,230
  Prepaid expenses                                            2,017              1,625
  Deferred income taxes                                       2,484              2,451
  Refundable income taxes                                        --                299
                                                          ---------         ----------
    Total Current Assets                                     80,474             82,168
                                                          ---------         ----------
Property and Equipment, at cost                             250,281            245,305
  Less accumulated depreciation                             160,290            153,181
                                                          ---------         ----------
                                                             89,991             92,124
                                                          ---------         ----------
Other Assets                                                    247                158
                                                          ---------         ----------
  Total Assets                                            $ 170,712          $ 174,450
                                                          =========         ==========

                          Midwest Grain Products, Inc.
                Condensed Consolidated Balance Sheets (Continued)
                                 (In Thousands)

Liabilities and Stockholders' Equity

                                                                      December 31,        June 30,
                                                                          2001              2001
                                                                    -----------------------------------
                                                                      (Unaudited)
Current Liabilities
  Current maturities of long-term debt                              $    3,202         $    4,273
  Accounts payable                                                      11,061             10,446
  Accrued expenses                                                       3,505              4,008
  Deferred income                                                       13,437             15,951
  Income taxes payable                                                   1,262                 --
                                                                     ---------          ---------
    Total current liabilities                                           32,467             34,678
                                                                     ---------          ---------
Long-Term Debt                                                          18,897             22,420
                                                                     ---------          ---------
Post-Retirement Benefits                                                 5,932              6,034
                                                                     ---------          ---------
Deferred Income Taxes                                                   10,769             10,774
                                                                     ---------          ---------
Stockholders' Equity
  Capital stock
    Preferred, 5% noncumulative, $10 par value; authorized 1,000
    shares; issued and outstanding 437 shares                                4                  4
  Common, no par; authorized 20,000,000 shares; issued
    9,765,172 shares                                                     6,715              6,715
  Additional paid-in capital                                             2,485              2,485
  Retained earnings                                                    109,653            105,878
  Accumulated other comprehensive income (loss) -
    Cash flow hedges                                                       (59)                15
                                                                     ---------          ---------
                                                                    $  118,798         $  115,097
  Treasury stock, at cost
      Common
    December 31, 2001 - 1,626,018 shares                               (16,151)           (14,553)
                                                                     ---------          ---------
    June 30, 2001 - 1,585,518 shares                                   102,647            100,544
                                                                     ---------          ---------
      Total liabilities and stockholders' equity                    $  170,712         $  174,450
                                                                     =========          =========

                                                                               4

See Accompanying Notes to Condensed Consolidated Financial
  Statements and Independent Accountants' Review Report


                          Midwest Grain Products, Inc.
                   Condensed Consolidated Statements of Income
          Three Months and Six Months Ended December 31, 2001 and 2000
                                   (Unaudited)

                                                                       Three Months                     Six Months
                                                                      2001           2000            2001            2000
                                                                ----------------------------------------------------------------
                                                                                        (in thousands)

Net Sales                                                     $     54,394    $     58,489   $    108,688    $    116,786
Cost of Sales                                                       47,500          52,336         94,804         107,868
                                                               -----------     -----------    -----------     -----------
Gross Profit                                                         6,894           6,153         13,884           8,918

Selling, General and Administrative Expenses                         3,548           3,220          7,699           6,421
                                                               -----------     -----------    -----------     -----------
                                                                     3,346           2,933          6,185           2,497

Other Operating Expense                                                (42)              6            (63)              5
                                                               ------------    -----------    -----------     -----------
Income From Operations                                               3,304           2,939          6,122           2,502

Other Income (Expense)
    Interest                                                          (355)           (304)          (749)           (648)
    Other                                                            1,268             215          2,884             343
                                                               -----------     -----------    -----------     -----------
Income Before Income Taxes                                           4,217           2,850          8,257           2,197

Provision For Income Taxes                                           1,666           1,126          3,262             868
                                                               -----------     -----------    -----------     -----------
Net Income                                                           2,551           1,724          4,995           1,329
                                                               -----------     -----------    -----------     -----------
Other Comprehensive Income (Loss)                                      365              40            (74)             55
                                                               -----------     -----------    -----------     -----------
Comprehensive Income                                          $      2,916    $      1,764   $      4,921    $      1,384
                                                               ===========     ===========    ===========     ===========
Earnings Per Common Share
    Basic                                                     $      0.32     $      0.20    $      0.62     $      0.16
                                                               ==========      ==========     ==========      ==========
    Dilutive                                                  $      0.31     $      0.20    $      0.61     $      0.16
                                                               ==========      ==========     ==========      ==========

Dividends Per Common Share                                                                   $      0.15     $      0.10
                                                                                              ==========      ==========

See Accompanying Notes to Condensed Consolidated Financial
  Statements and Independent Accountants' Review Report                       5

                          Midwest Grain Products, Inc.
                 Condensed Consolidated Statements of Cash Flows
                   Six Months Ended December 31, 2001 and 2000
                                   (Unaudited)

                                                            2001     2000
                                                         -----------------------
                                                             (in thousands)
   Operating Activities
      Net income                                         $  4,995   $  1,329
       Items not requiring (providing) cash:
       Depreciation                                         7,109      6,581
       Loss on sale of equipment                               --          6
       Deferred income taxes                                  (38)        --
       Changes in:
       Accounts receivable                                  1,676        236
       Inventories                                         (3,993)       (53)
       Accounts payable and accrued expenses                  756     (1,404)
       Deferred revenue                                    (2,514)        --
       Income taxes (receivable) payable                    1,561       (732)
       Other                                                 (583)      (365)
                                                         --------   --------
              Net cash provided by operating activities     8,969      5,598
                                                         --------   --------

   Investing Activities
       Additions to property and equipment, net            (5,620)    (3,397)
                                                         --------   --------
              Net cash used in investing activities        (5,620)    (3,397)
                                                         --------   --------

   Financing Activities
       Purchase of treasury stock                          (1,598)    (1,565)
       Net payments on long-term debt                     (11,017)    (2,273)
       Net proceeds from issuance of long-term debt         6,423         --
       Dividends paid                                      (1,220)      (856)
                                                         --------   --------
              Net cash used in financing activities        (7,412)    (4,694)
                                                         --------   --------
   Decrease In Cash and Cash Equivalents                   (4,063)    (2,493)

   Cash and Cash Equivalents, Beginning of Period          33,454      7,728
                                                         --------   --------
   Cash and Cash Equivalents, End of Period                29,391      5,235
                                                         ========   ========

See Accompanying Notes to Condensed Consolidated Financial
  Statements and Independent Accountants' Review Report                       6

                          Midwest Grain Products, Inc.
              Notes To Condensed Consolidated Financial Statements
                                December 31, 2001
                                   (Unaudited)

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

         The Company recently advised customers and the Food and Drug Administration that certain products in one of its specialty protein lines required relabeling because they contain sulfites, a potential allergen. The products represented less than 1% of the Company's total wheat protein product sales during fiscal year 2001. Certain customers have advised the Company that they will expect indemnity against resulting losses aggregating approximately $750,000 allegedly incurred as a result of the mislabeling. Although the Company is unable to estimate the costs that it might actually incur, after taking into account anticipated insurance coverage the Company does not expect such costs would be material to its financial condition or results of operations.

See Independent Accountants' Review Report                                     7

                          Midwest Grain Products, Inc.
                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                   Six Months Ended December 31, 2001 and 2000

Item 2: Management's Discussions and Analysis of Financial Condition and Results of Operations


        Results Of Operations

           General

        The Company had net income of $2,551,000 in the second quarter of fiscal 2002 compared to net income of $1,724,000 in the second quarter of fiscal 2001. The improvement was primarily attributable to heightened demand for the Company's fuel grade alcohol combined with lower energy costs and growth in sales of specialty wheat proteins. The recognition of income from a United Sates Department of Agriculture Commodity Credit Corporation program to support the development of value-added wheat protein and wheat starch products also contributed to the improvement. Details of this program are provided on the following page.

        The heightened demand for fuel grade alcohol, or ethanol as it is commonly known, resulted in improved second quarter sales of this product compared to sales in the prior year's second quarter. The increased market interest was partially attributable to the Environmental Protection Agency's proposal to phase out MTBE, a competing fuel oxygenate that is synthetically derived and has been shown to be harmful to groundwater supplies. In response to the increased demand, the Company raised fuel alcohol production levels compared to the second quarter a year ago. The Company also experienced improved selling prices for its food grade alcohol for beverage and industrial applications. However, the unit volume of food grade alcohol declined in the second quarter compared to a year ago.

        A program developed by the U.S. Department of Agriculture and initiated in December 2000, provides a two-year cash incentive for ethanol producers who increase their grain usage by specified amounts to raise fuel alcohol production. The Company presently satisfies the program's eligibility requirements and began receiving payments in the third quarter of fiscal 2001. Also in fiscal 2001, the Company's Board of Directors approved a $2.1 million distillery improvement project at the Atchison plant. Completed in December 2001, this project is designed to enhance food grade alcohol production, while also strengthening the Company's fuel grade alcohol production capabilities. The Board has additionally approved plans for the installation of a new feed dryer at the Company's Pekin, Illinois plant. Expected to be completed by the end of fiscal 2002 at a cost of $5 million, the new dryer should improve alcohol production efficiencies at that location. Distillers' feed is the principal by-product of the alcohol production process.

        The  Company  continually   evaluates  the  market  climate  and  growth
        potential for its various market groups. The Company's strategy in recent years has been to focus on the development and marketing of specialty wheat protein and starch products for use in unique market niches. Although it is strengthening its fuel alcohol manufacturing capabilities, principally at its Pekin plant, the

                          Midwest Grain Products, Inc.
                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                   Six Months Ended December 31, 2001 and 2000

        Company  is  also   considering  the  current  and  anticipated   market
        environment for fuel ethanol in the context of the Company's overall long-term growth strategies for specialty ingredient markets.

        Due principally to increased customer interest and expanded marketing programs, demand for the Company's specialty wheat proteins continued to strengthen in the second quarter of fiscal 2002. As a result, sales of these products showed an improvement over the prior year's second quarter. Produced for a variety of food and non-food applications, these value-added products include dough enhancers, meat extenders and replacers, ingredients for hair care and skin care systems, and bio-polymers for producing pet treats as well as degradable, plastic-like items.

        While second quarter sales of specialty wheat proteins increased, sales of vital wheat gluten, the protein portion of flour that is principally used in many types of bread, decreased. This occurred because the Company elected to curtail production due to pricing pressures from artificially low priced gluten imports from the European Union (E.U.). Competitive pressures from the E.U. intensified following the expiration of a three-year-long quota on gluten imports in early June 2001. Unless future conditions warrant otherwise, the Company plans to maintain a reduced presence in the more traditional, commodity-related gluten markets while continuing to broaden its presence in specialty, value-added markets.

        In lieu of a gluten quota extension, the White House approved a funding program to support the development of value-added wheat gluten and starches. Administered by the U.S. Department of Agriculture's Commodity Credit Corporation, the program began in June 2001 and is scheduled to end May 31, 2003. Under the program, the Company is eligible for approximately $26 million of the program total of $40 million. For the first 12 months of the program, approximately $17.3 million has been allocated to the Company. The remaining amount is expected to become available to the Company starting in June 2002. The funds are to be used for capital, research, marketing and promotional costs related to value-added wheat protein and starch products. Funds received will be recognized in income during the period during which they are expended for a permitted purpose. However, funds that are used for capital expenditure projects will be recognized in income over the periods during which those projects are depreciated. They are not intended to be used to reduce production and marketing-related costs for commodity vital wheat gluten and wheat starches which could extend the U.S. industry's participation in these markets.

        At this time, the Company expects that approximately 80% of the first year's allotment under the program will be used for capital projects, including the $8.3 million expansion project described below. The remaining 20% of the first year's funds are expected to be applied toward research and marketing related costs and, therefore, will be reflected in earnings.

        On October 10, 2002, the Company's Board approved plans for an $8.3 million expansion project that is expected to substantially strengthen production and sales capabilities for certain of the Company's specialty wheat proteins. The expansion will occur at the Company's Atchison plant and is scheduled for completion in early fiscal 2003. The project will involve the installation of additional processing and drying equipment for the production of ingredients for bakery, pasta and noodle and related food markets, both domestically and abroad. The cost of the project is expected to be offset by funds provided through the USDA program described above.

                          Midwest Grain Products, Inc.
                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                   Six Months Ended December 31, 2001 and 2000

        Last February, the Company was named the successful bidder on a state-of-the-art manufacturing facility owned by a Kansas City, Kansas firm that entered Chapter 11 bankruptcy proceedings. The Company is using the facility, which is operated by its subsidiary, Kansas City Ingredient Technologies, Inc., primarily for the production of Wheatex, the Company's unique line of textured wheat proteins that are sold to enhance the flavor and texture of vegetarian and extended meat products as well as wheat-based bio-polymers. Finalized in the third quarter of fiscal 2001 at a cost of approximately $6.5 million, the purchase replaces the Company's earlier plan to build a Wheatex plant at a similar cost. The Company expects the acquisition will allow it to increase the production of textured wheat proteins and bio-polymers at a more accelerated rate. Also, the Company anticipates that, in addition to providing more space than was incorporated into the design for a new plant, the facility will provide greater flexibility for producing other lines of value-added specialty wheat proteins.

        The Company's wheat starch sales in the second quarter of fiscal 2002 were approximately even with the sales in the second quarter of the prior year. Responsibilities in this area have recently been restructured and additional personnel have been added to strengthen future sales and marketing capabilities.

        Although slightly higher than they were during the second quarter of the prior fiscal year, per unit raw material costs for grain continued to remain relatively low in the second quarter of fiscal 2002. Assuming the continuation of more normal energy costs combined with reasonable grain costs, favorable market conditions for alcohol products and growth in sales of specialty wheat-based products, the Company expects to experience improved results in the second half of fiscal 2002 compared to the second half of fiscal 2001. However, actual results could vary from our expectations in this forward-looking statement if such assumptions prove incorrect.


     Sales

        Net sales in the second quarter of fiscal 2002 decreased approximately $4.1 million below net sales in the second quarter of fiscal 2001. The decrease resulted mainly from a 52% reduction in sales of vital wheat gluten and an 18% decline in sales of food grade alcohol for beverage and industrial applications. These decreases were partially offset by a 7% increase in fuel alcohol sales and a 41% increase in sales of specialty wheat proteins compared to a year ago.

        Sales of vital wheat gluten dropped due to reductions in both unit sales and selling prices. This decrease was partially offset by increased unit sales of the Company's specialty wheat proteins. Wheat starch sales were essentially equal to wheat starch sales a year ago as the selling prices and unit volume remained virtually unchanged. Sales of food grade alcohol fell as the result of decreased unit sales in the beverage and industrial markets, which offset higher selling prices in both markets. Sales of fuel grade alcohol rose compared to the second quarter of fiscal 2001 as the result of higher unit sales and higher prices caused by increased demand. Sales of distillers' feed, the principal by-product of the alcohol production process, rose substantially due to increased unit sales.

        Net sales for the first six months of fiscal 2002 decreased by approximately $8.1 million compared to the net sales for the first six months of fiscal 2001, principally for the same reasons cited above.

                          Midwest Grain Products, Inc.
                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                   Six Months Ended December 31, 2001 and 2000

     Cost of Sales

        The cost of sales in the second quarter of fiscal 2002 decreased by approximately $4.8 million below the cost of sales in the second quarter of the prior fiscal year. This principally was due to a decrease in energy costs resulting from lower natural gas prices and reduced raw material costs for grain. The average per unit price of natural gas was 44% lower in the second quarter compared to a year ago. The lower grain costs were primarily due to decreased requirements for wheat resulting from reduced production of vital wheat gluten. Additionally, the reduced raw material costs were further decreased by approximately $1.9 million as a result of the U.S.D.A. cost incentive for ethanol producers discussed previously.

        The cost of sales for the first half of fiscal 2002 dropped by approximately $13.1 million compared to the cost of sales for the first half of fiscal 2001, due mainly to the same factors outlined above.

        In connection with the purchase of raw materials, principally corn and wheat, for anticipated operating requirements, the Company enters into commodity contracts to reduce or hedge the risk of future grain price increases. Additionally, the Company uses gasoline futures to hedge fuel alcohol sales contractually sold at prices fluctuating with gasoline futures. In the second quarter of fiscal 2002, raw material costs included a net hedging loss of $1.2 million compared to a net hedging loss of $233,000 on contracts in the second quarter of fiscal 2001. In the first six months of fiscal 2002, raw material costs included a net hedging loss of $1.0 million compared to a net hedging loss of $330,000 in the first six months of the prior fiscal year.


     Selling, General and Administrative Expenses

        Selling, general and administrative expenses in the second quarter of fiscal 2002 were approximately $328,000 higher than selling, general and administrative expenses in the second quarter of fiscal 2001. The increase was due largely to various factors, including marketing-related expenses, costs associated with employee-related benefits and higher research and development costs.

        Selling, general and administrative expenses for the first six months of fiscal 2002 increased by approximately $1.3 million over selling, general and administrative expenses for the first six months of fiscal 2001. The reasons for this increase were principally the same as those cited above and included a $310,000 bad debt expense in the first quarter of fiscal 2002.


     Other Income

        The increase in other income relates to the recognition of $1.1 million of pre-tax income from the previously discussed USDA Commodity Credit
        Corporation program for value-added wheat gluten and wheat starch products.

                          Midwest Grain Products, Inc.
                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                   Six Months Ended December 31, 2001 and 2000

     Net Income

        The consolidated effective income tax rate is consistent for all periods. The general effects of inflation were minimal.

        As the result of the foregoing factors, the Company experienced net income of $2,551,000 in the second quarter of fiscal 2002 compared to net income of $1,724,000 in the second quarter of fiscal 2001. For the first six months of fiscal 2002, the Company had net income of $4,995,000 versus net income of $1,329,000 for the first six months of fiscal 2001.


     Liquidity and Capital Resources

        The following table is presented as a measure of the Company's liquidity and financial condition:

                                                  December 31,    June 30,
                                                      2001         2001
                                                 ----------------------------
                                                        (in thousands)
   Cash and cash equivalents                       $   29,391   $ 33,454
   Working capital                                     48,007     47,490
   Amounts available under lines of credit             12,000      5,500
   Notes payable and long-term debt                    22,099     26,693
   Stockholders' equity                               102,647    100,544

        Cash generated from operations was partially offset by increased working capital requirements through increased inventories. Payments for equipment additions, debt reductions and treasury stock purchases reduced cash balances. The comparatively high cash balances resulted from cash flows generated during fiscal 2001 combined with $17.3 million received in June 2001 as a result of the program administered by the U.
        S. Department of Agriculture's Commodity Credit Corporation.

        The Company made open market purchases of 144,700 shares of its common stock during the six-month period. These purchases were made to fund the Company's stock option plans and for other corporate purposes. As of December 31, 2001, the Board has authorized the purchase of an additional 269,782 shares of the Company's common stock.

        At December 31, 2001, the Company had $13.2 million committed to capital improvements, including the $8.3 million expansion project in Atchison that is designed to strengthen production and sales capabilities for the Company's specialty wheat proteins and the acquisition of a new feed dryer at Pekin, Illinois to improve alcohol production efficiencies at that location. The Company is also developing plans for other additions relating to value-added wheat gluten and wheat starch products.

        The Company has financed the new Wheatex production facility acquired in February 2001 through a capital lease financing involving the issuance on August 22, 2001 of a $6.5 million industrial revenue bond by The Unified Government of Wyandotte/Kansas City, Kansas. The bond

                          Midwest Grain Products, Inc.
                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                   Six Months Ended December 31, 2001 and 2000


        bears interest at a rate of 5.23% per annum and matures in September 2008. Under the lease, the Company will make monthly payments declining from $114,200 in October 2001 to $77,700 in September 2008. In connection with the financing, the Company must maintain certain financial ratios, including a current ratio of 1.5 to 1, minimum consolidated tangible net worth of $84 million and a debt service coverage ratio of 1.5 to 1.

        The Company has added to its normally strong equity and working capital positions while continuing to generate strong earnings before interest, taxes and depreciation. Management believes the Company is well positioned to effectively expand its production of specialty products as well as supply customer needs for all its other products.


     Forward-Looking Information

        This report contains forward-looking statements as well as historical information. Forward-looking statements are identified by or are associated with such words as "intend," "believe," "estimate," "expect," "anticipate," "hopeful" and similar expressions. They reflect management's current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance. The forward-looking statements are based on many assumptions and factors, including those relating to grain prices, energy costs, product pricing, competitive environment and related market conditions, operating efficiencies, access to capital and actions of governments. Any changes in the assumptions or factors could produce materially different results than those predicted and could impact stock values.


     Future Changes in Accounting Principles

        The Financial Accounting Standards Board (FASB) has issued four new accounting pronouncements that will become effective in the fiscal year commencing July 1, 2002.

        In June 2001, the FASB issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 143, Accounting for Asset Retirement Obligations, was issued in August 2001 and deals with the recognition and remeasurement of obligations associated with the retirement of tangible long-lived assets. SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in October 2001 and applies to all long-lived assets, other than goodwill, and discontinued operations, and develops one accounting model for long-lived assets that are to be disposed of by sale. The adoption of these statements is not expected to have a material impact on the Company's financial statements.

                          Midwest Grain Products, Inc.
                           December 31, 2001 and 2000

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        The Company produces its products from wheat, corn and milo and, as such, is sensitive to changes in commodity prices. Grain futures and/or options are used as a hedge to protect against fluctuations in the market. The information regarding inventories and futures contracts at June 30, 2001, as presented in the annual report, is not significantly different from December 31, 2001.

                          Midwest Grain Products, Inc.

Part II. Other Information


    Item 6. Exhibits and Reports on Form 8-K

            (a) Exhibits

                10 Form of Memorandum of Agreement Concerning Options approved on December 10, 2001 between the Company and certain members of senior management, including the following named executive officers: Ladd M, Seaberg, Robert G. Booe, Randall M. Schrick and Dr. Sukh Bassi.

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

            (b) Reports on Form 8-K

                The Company has filed no reports on Form 8-K during the quarter ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MIDWEST GRAIN PRODUCTS, INC.

                                          By  /s/ Ladd M. Seaberg, President
                                                  Ladd M. Seaberg, President
Date:  February 11, 2002                          and Chief Executive Officer


                                          By  /s/ Robert G. Booe
                                                  Robert G. Booe, Vice President
Date:  February 11, 2002                          and Chief Financial Officer