Form 10-Q
period 2002-03-31
MIDWEST GRAIN PRODUCTS INC
filed 2002-05-13
CIK 835011

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended March 31, 2002 - Commission File No. 0-17196

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

                           Common stock, no par value
                          8,063,379 shares outstanding
                                as of May 1, 2002

Index

PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

  Independent Accountants' Review Report..................................... 2
  Condensed Consolidated Balance Sheets as of March 31, 2002
   and June 30, 2001......................................................... 3

  Condensed Consolidated Statements of Income for the Three Months Ended and
   Nine Months Ended March 31, 2002 and 2001................................. 5

  Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
   March 31, 2002 and 2001................................................... 6

  Notes to Condensed Consolidated Financial Statements....................... 7


 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................... 8

 Item 3. Quantitative and Qualitative Disclosures About Market Risk......... 15


PART II.  OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K................................... 16

                         Independent Accountants' Report

Board of Directors and Stockholders
Midwest Grain Products, Inc.
Atchison, Kansas   66002

We have reviewed the accompanying condensed consolidated balance sheet of Midwest Grain Products, Inc. and subsidiaries as of March 31, 2002, and the related condensed consolidated statements of income for the three-month and nine-month periods ended March 31, 2002 and 2001, and the related condensed consolidated statements of cash flows for the nine-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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



                                                   /s/BKD, LLP

Kansas City, Missouri
April 26, 2002

                          Midwest Grain Products, Inc.

                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

ASSETS
                                                                            March 31,          June 30,
                                                                              2002                2001
                                                                       ---------------------------------------
                                                                            (Unaudited)
    CURRENT ASSETS
        Cash and cash equivalents                                        $         23,629   $         33,454
        Investments                                                                 4,691
        Receivables (less allowance for bad debts of $452 at
            December 31, 2001 and June 30, 2001, respectively)                     23,915             26,109
        Inventories                                                                17,381             18,230
        Prepaid expenses                                                            1,862              1,625
        Deferred income taxes                                                       2,934              2,451
        Refundable income taxes                                                        --                299
                                                                          ---------------    ---------------
               Total current assets                                                74,412             82,168
                                                                          ---------------    ---------------

    PROPERTY AND EQUIPMENT, at cost                                               254,231            245,305
        Less accumulated depreciation                                             163,882            153,181
                                                                          ---------------    ---------------
                                                                                   90,349             92,124
                                                                          ---------------    ---------------
    OTHER ASSETS                                                                      193                158
                                                                          ---------------    ---------------
               Total assets                                              $        164,954    $       174,450
                                                                          ===============     ==============

See Accompanying Notes to Condensed Consolidated Financial
    Statements and Independent Accountants' Review Report

                          Midwest Grain Products, Inc.
                Condensed Consolidated Balance Sheets (Continued)
                             (dollars in thousands)

Liabilities and Stockholders' Equity

                                                                                                    June 30,
                                                                              March 31, 2002          2001
                                                                            ----------------------------------------
                                                                                (Unaudited)
    CURRENT LIABILITIES
        Current maturities of long-term debt                                  $          3,202   $          4,273
        Accounts payable                                                                 6,242             10,446
        Accrued expenses                                                                 3,793              4,008
        Deferred income                                                                 12,242             15,951
        Income taxes payable                                                             1,229
                                                                               ---------------    ---------------

               Total current liabilities                                                26,708             34,678
                                                                                ---------------    ---------------

    LONG-TERM DEBT                                                                      18,665             22,420
                                                                               ---------------    ---------------

    POST-RETIREMENT BENEFITS                                                             5,929              6,034
                                                                               ---------------    ---------------

    DEFERRED INCOME TAXES                                                               10,769             10,774
                                                                               ---------------    ---------------

    STOCKHOLDERS' EQUITY
        Capital stock
           Preferred, 5% noncumulative, $10 par value; authorized 1,000
              shares; issued and outstanding 437 shares                                      4                  4
           Common, no par; authorized 20,000,000 shares; issued
              9,765,172 shares                                                           6,715              6,715
        Additional paid-in capital                                                       2,529              2,485
        Retained earnings                                                              110,362            105,878
        Accumulated other comprehensive income (loss) -
             Cash flow hedges                                                             (749)                15
                                                                               ---------------    ---------------
                                                                                       118,861            115,097

        Treasury stock, at cost
           Common
               March 31, 2002 - 1,710,883 shares
               June 30, 2001 - 1,585,518 shares                                        (15,978)           (14,553)
                                                                               ---------------    ----------------
                                                                                       102,883            100,544
                                                                               ---------------    ---------------
               Total liabilities and stockholders' equity                     $        164,954    $       174,450
                                                                               ===============    ===============

See Accompanying Notes to Condensed Consolidated Financial
    Statements and Independent Accountants' Review Report

                          Midwest Grain Products, Inc.
                   Condensed Consolidated Statements of Income
                             (dollars in thousands)
           Three Months and Nine Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                         Three Months                    Nine Months
                                                                      2002           2001            2002            2001
                                                                ----------------------------------------------------------------
                                                                                    (dollars in thousands)

    Net Sales                                                     $     55,403    $     55,434   $    164,091    $    172,220

    Cost of Sales                                                       51,292          52,893        146,096         160,761
                                                                   -----------     -----------    -----------     -----------
    Gross Profit                                                         4,111           2,541         17,995          11,459

    Selling, General and Administrative Expenses                         3,684           2,689         11,383           9,110
                                                                   -----------     -----------    -----------     -----------
                                                                           427            (148)         6,612           2,349

    Other Operating Income                                               1,182              14          3,633              19
                                                                   -----------     -----------    -----------     -----------

    Income (Loss) From Operations                                        1,609            (134)        10,245           2,368

    Other Income (Expense)
        Interest                                                          (352)           (348)        (1,101)           (996)
        Other                                                              (86)            119            284             462
                                                                   ------------    -----------    -----------     -----------

    Income (Loss) Before Income Taxes                                    1,171            (363)         9,428           1,834

    Provision (Benefit) For Income Taxes                                   462            (145)         3,724             723
                                                                   -----------     ------------   -----------     -----------

    Net Income (Loss)                                                      709            (218)         5,704           1,111

    Other Comprehensive Income (Loss)                                     (690)           (355)          (764)           (300)
                                                                   ------------    ------------   -----------     ------------

    Comprehensive Income (Loss)                                   $         19    $       (573)  $      4,940    $        811
                                                                   ===========     ===========    ===========     ============

    Basic Earnings Per Common Share                               $       0.09    $      (0.03)  $      0.70     $       0.13
                                                                   ===========     ============   ==========      ===========

    Diluted Earnings per Common Share                             $       0.09    $      (0.03)  $      0.70     $       0.13
                                                                   ===========     ============   ==========      ===========

    Dividends per Common Share                                                                   $      0.15     $       0.10
                                                                                                  ==========      ===========

                                       5

See Accompanying Notes to Condensed Consolidated Financial
    Statements and Independent Accountants' Review Report

                          Midwest Grain Products, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                    Nine Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                                   2002                2001
                                                                            ----------------------------------------
                                                                                        (in thousands)
    OPERATING ACTIVITIES

        Net income (loss)                                                     $          5,704   $           (395)
        Items not requiring (providing) cash
           Depreciation                                                                 10,701              3,276
           Loss on sale of equipment                                                        --                 10
           Deferred income taxes                                                          (488)                --
        Changes in
           Accounts receivable                                                           2,194              2,610
           Inventories                                                                      85              1,261
           Accounts payable and accrued expenses                                        (4,371)            (1,325)
           Deferred revenue                                                             (3,709)                --
           Income taxes (receivable) payable                                             1,567             (1,858)
           Other                                                                          (377)              (772)
                                                                               ----------------   ----------------

               Net cash provided by operating activities                                11,306              2,807
                                                                               ---------------    ----------------
    INVESTING ACTIVITIES
        Additions to property and equipment, net                                        (8,974)            (1,985)
        Purchase of short-term investments                                              (4,691)                --
        Proceeds from sale of equipment                                                     --                 --
                                                                               ---------------    ---------------

               Net cash used in investing activities                                   (13,665)            (1,985)
                                                                               --------------  -----------------
    FINANCING ACTIVITIES
        Purchase of treasury stock                                                      (1,420)              (323)
        Net payments on long-term debt                                                 (11,249)            (2,273)
        Net proceeds from issuance of long-term debt                                     6,423                 --
        Dividends paid                                                                  (1,220)                --
                                                                               ----------------   ---------------
               Net cash used in financing activities                                    (7,466)            (2,596)
                                                                               ----------------   ---------------
    DECREASE IN CASH AND CASH EQUIVALENTS                                               (9,825)            (1,774)

    CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      33,454              7,728
                                                                               ---------------    ---------------

    CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $         23,629   $          5,954
                                                                               ===============    ===============


See Accompanying Notes to Condensed Consolidated Financial
    Statements and Independent Accountants' Review Report

                             Midwest Grain Products
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)

NOTE 1:  BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of the Company's management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. The condensed consolidated balance sheet as of June 30, 2001 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K Annual Report for 2001 filed with the Securities and Exchange Commission. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.


NOTE 2:  BONDS PAYABLE

        The Company has financed the new Wheatex production facility, acquired in February 2001, through a capital lease financing involving the issuance on August 22, 2001 of a $6.5 million industrial revenue bond by the Unified Government of Wyandotte/Kansas City, Kansas. The bond bears interest at a rate of 5.23% per annum and matures in September 2008. Under the lease, the Company is making monthly payments declining from $114,200 in October 2001 to $77,700 in September 2008. In connection with the financing, the Company must maintain certain financial ratios, including a current ratio of 1.5 to 1, minimum consolidated tangible net worth of $84 million and a debt service coverage ratio of 1.5 to 1.


NOTE 3:  CONTINGENCIES

        There are various legal proceedings involving the Company and its subsidiaries. Management considers that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or operations of the Company.

        The Company recently advised customers and the Food and Drug Administration that certain products in one of its specialty protein lines required relabeling because they contain sulfites, a potential allergen. The products represented less than 1% of the Company's total wheat protein product sales during fiscal year 2001. Certain customers have advised the Company that they will expect indemnity against resulting losses aggregating approximately $750,000 allegedly incurred as a result of the mislabeling. Although the Company is unable to estimate the costs that it might actually incur if any claims are brought against it, after taking into account anticipated insurance coverage the Company does not expect such costs would be material to its financial condition or results of operations.

See Independent Accountants' Review Report

                          Midwest Grain Products, Inc.
                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                Three Months and Nine Months Ended March 31, 2002

RESULTS OF OPERATIONS

    GENERAL

        The Company had net income of $709,000 in the third quarter of fiscal 2002 compared to a net loss of $218,000 in the third quarter of fiscal 2001. For the year to date, the Company had net income of $5,704,000 compared to $1,111,000 for the prior fiscal year. Approximately $668,000 in net income for the quarter and $2,182,000 for the year to date resulted from a United States Department of Agriculture Commodity Credit Corporation program to support the development of value-added wheat protein and wheat starch products. Details of this program are provided below. Another significant cause for the improvement was a reduction in energy costs resulting from an approximately 70 percent decrease in the average per unit price for natural gas compared to the same period in the prior year. Although grain costs increased because of increased production of fuel alcohol, raw material costs for grain on a per unit basis were slightly lower in the third quarter of fiscal 2002 compared to the same period the prior year.

        The Company's alcohol sales rose slightly over the prior year's third quarter despite a decline in selling prices for fuel grade alcohol, commonly known as ethanol, and lower unit sales of food grade alcohol. Third quarter sales of wheat based ingredients, consisting of starches and proteins, were lower than the prior year due to a planned reduction in sales of vital wheat gluten, a protein that is used mainly as an ingredient in bread products, and to a lesser extent, a planned reduction in sales of commodity wheat starch. However, sales of specialty value-added wheat proteins and starches increased approximately 20 percent over the prior year to nearly $10 million for the quarter and accounted for approximately 60 percent of the Company's combined wheat-based ingredient sales for the quarter.

        The increase in specialty wheat protein and starch sales was due mainly to expanded marketing programs and heightened customer interest. The reduction in vital wheat gluten sales occurred because the Company elected to curtail production due to pricing pressures from artificially low priced gluten imports from the European Union. Competitive pressures from the E.U. increased following the expiration of a three-year-long quota on wheat gluten imports in early June 2001. The reduction in commodity wheat starch sales resulted from the Company's decision to emphasize specialty starch sales over commodity wheat starch sales. Unless future conditions warrant otherwise, the Company plans to maintain a reduced presence in the more traditional wheat gluten and commodity wheat starch markets while continuing to expand its presence in specialty value-added protein and starch markets.

        In June 2001, the White House approved a two-year program to support the development of value-added wheat gluten and wheat starches to assist wheat gluten producers adjust to import competition. Administered by the U.S. Department of Agriculture's Commodity Credit Corporation, the program is scheduled to end May 31, 2003. Under the program, the Company is eligible for approximately $26 million of the program total of $40 million. On June 29, 2001, the Company received approximately $17,280,000 for the first year of the program. The Company believes it will receive the balance of the award for the second year of the program after June 2002, subject to a

                          Midwest Grain Products, Inc.
                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                Three Months and Nine Months Ended March 31, 2002

        review by the Commodity Credit Corporation to determine whether the Company has satisfactorily completed the first year's activities under the program. The Company must submit quarterly reports to the Commodity Credit Corporation listing costs incurred and activities conducted to date and an annual performance report after the first and second year of the program explaining its activities. The Commodity Credit Corporation may cancel the Company's second year eligibility and ask for a refund with interest of some or all of the funds allocated to the Company if it determines that the Company has not made significant progress in completing its stated activities. Based on its contacts with Commodity Credit Corporation personnel through the quarterly reporting process, the Company believes that it will remain eligible to receive the balance of the award in the second year of the program.

        The funds allocated under the Commodity Credit Corporation program are to be used for capital, research, marketing and promotional costs related to value-added wheat protein and wheat starch products. Funds received are recognized in income during the period in which they are expended for a permitted purpose. However, funds that are used for capital expenditure projects will be recognized in income over the periods during which those projects are depreciated. They are not intended to be used to reduce production and marketing related costs for commodity vital wheat gluten and wheat starches that could extend the U.S. industry's participation in these markets.

        The Company expects that approximately 80 percent of the first year's allotment under the program will be used for capital projects, including the $8.3 million expansion project described below. The remaining 20 percent of the first year's funds are expected to be applied toward research and marketing-related costs and, therefore, will be reflected in earnings. Through February 28, 2002, as reported to the Commodity Credit Corporation, approximately $7.2 million has been applied for capital projects and $2.8 million has been applied to research and marketing related costs.

        On October 10, 2001, the Company's Board approved plans for an $8.3 million expansion project that is expected to substantially strengthen production and sales capabilities for certain of the Company's specialty wheat proteins. The expansion will occur at the Company's Atchison plant and is scheduled for completion in early fiscal 2003. The project involves the installation of additional processing and drying equipment for the production of ingredients for bakery, pasta and noodle and related food markets, both domestically and abroad. The cost of this project is expected to be offset by funds provided through the U.S. Department of Agriculture Commodity Credit Corporation program described above.

        The slight increase in the Company's third quarter alcohol sales resulted from increased output of fuel grade alcohol compared to a year ago. Selling prices for fuel alcohol declined due to increased ethanol supplies throughout the industry. The Company experienced improved selling prices for its food grade alcohol for beverage and industrial applications, although unit sales in these markets decreased versus the same period the prior year.

        The increased supplies in the fuel alcohol market occurred because certain producers added capacity and/or built inventories in anticipation of an expanded market for grain-based ethanol as a replacement for methyl tertiary butyl ether (MTBE) in California and elsewhere. Recently, the governor of California delayed the state's ban for a year, from January 2003 to January 2004. The

                          Midwest Grain Products, Inc.
                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                Three Months and Nine Months Ended March 31, 2002

        Company expects that this delay will contribute to continuing soft prices for fuel alcohol. However, long-term, the Company believes the future for ethanol remains promising. This expectation is partially based on the U.S. Senate's passage of a comprehensive energy bill in April that includes a provision for establishing a renewable fuels standard. Based on information published by the Renewable Fuels Association, this provision could triple the use of ethanol to 5 billion gallons annually by 2012. The energy bill must now be considered by the U.S. House-Senate Conference Committee and could be forwarded to the President by the end of 2002. However, there can be no assurance that the bill will be enacted in its present form, if at all.

        Currently, the Company is participating in a program that was developed by the U.S. Department of Agriculture and initiated in December 2000 to provide a two-year cash incentive for ethanol producers who increase their grain usage by specified amounts to raise fuel alcohol production. The Company presently satisfies the program's eligibility requirements and began receiving payments in the third quarter of fiscal 2001. Additionally, the Company has recently completed the installation of a new distillery feed dryer at its Pekin, Illinois plant. Installed at a cost of approximately $5 million, the new dryer expands the plant's feed processing capacity and should improve alcohol production output and efficiencies at that location. Distillers' feed is the principal by-product of the alcohol production process.

        The  Company  continually   evaluates  the  market  climate  and  growth
        potential for its various market groups. The Company's strategy in recent years has been to focus on the development and marketing of specialty wheat protein and starch products for use in unique market niches. Although it is strengthening its fuel alcohol manufacturing capabilities, principally at its Pekin plant, the Company is also considering the current and anticipated market environment for fuel ethanol in the context of the Company's overall long-term growth strategies for specialty ingredient markets.


    SALES

        Net sales for the third quarter of fiscal 2002 decreased by approximately $31,000 below net sales for the third quarter of fiscal 2001. This slight decrease resulted mainly from a 32 percent reduction in sales of vital wheat gluten and a 6 percent reduction in sales of food grade alcohol for beverage and industrial applications. These decreases were mostly offset by a 7 percent increase in fuel alcohol sales and a 20 percent increase in sales of specialty wheat proteins and starch compared to a year ago.

        Sales of wheat based ingredients, consisting of starches and proteins, were lower than the prior year due to a reduction in sales of vital wheat gluten and commodity wheat starch. Sales of vital wheat gluten dropped due to reductions in both unit sales and selling prices. Commodity wheat starch sales declined primarily due to a reduction in unit sales. However, sales of specialty value-added wheat proteins and starches increased in the aggregate by approximately 20 percent over the prior year to nearly $10 million for the quarter and accounted for approximately 60 percent of the Company's combined wheat-based ingredient sales for the quarter. This increase was due primarily to higher unit sales. Sales of food grade alcohol fell as the result of decreased unit sales in the beverage and industrial markets, which offset higher selling prices in both markets. Notwithstanding

                          Midwest Grain Products, Inc.
                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                Three Months and Nine Months Ended March 31, 2002

        lower prices, sales of fuel grade alcohol rose compared to the third quarter of fiscal 2001 as the result of higher unit sales.

        Net sales for the first nine months of fiscal 2002 decreased by approximately $8.1 million compared to net sales for the first nine months of fiscal 2001. The majority of this decrease occurred in the first and second quarters of fiscal 2002 mainly as the result of reduced sales of vital wheatgluten and food grade alcohol.


    COST OF SALES

        The cost of sales in the third quarter of fiscal 2002 decreased by approximately $1.6 million below the cost of sales in the third quarter of the prior fiscal year. This principally was due to a decrease in energy costs resulting from a decline in natural gas prices and, to a lesser extent, to approximately $1.4 million resulting from the U.S. Department of Agriculture's cost incentive program for ethanol producers discussed elsewhere. These reductions in costs were partially offset by higher grain costs resulting from increased requirements to satisfy increased fuel alcohol production. Prices for grain on a per bushel basis, however, were slightly lower than a year ago.

        The cost of sales for the first nine months of fiscal 2002 decreased by approximately $14.7 million compared to the cost of sales for the first nine months of fiscal 2001. The decrease was principally due to reduced energy costs in the first, second and third quarters and lower raw material costs for grain in the first and second quarters.

        In connection with the purchase of raw materials, principally corn and wheat, for anticipated operating requirements, the Company enters into commodity contracts to reduce or hedge the risk of future grain price increases. Additionally, the Company uses gasoline futures to hedge fuel alcohol sales made under contracts with price terms based on gasoline futures. In the third quarter of fiscal 2002, raw material costs included a net hedging loss of $176,000 compared to a net hedging loss of $25,000 on contracts in the third quarter of fiscal 2001. In the first nine months of fiscal 2002, raw material costs included a net hedging loss of $1.2 million compared to a net hedging loss of $355,000 in the first nine months of the prior fiscal year.


    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses in the third quarter of fiscal 2002 were approximately $995,000 higher than selling, general and administrative expenses in the third quarter of fiscal 2001. The increase was due largely to various factors, including higher marketing-related expenses, employee remuneration and benefits and research and development costs.

        For the first nine months of fiscal 2002, selling, general and administrative expenses increased by approximately $2.3 million over selling, general and administrative expenses for the first nine months of fiscal 2001. The reasons for this increase were principally the same as those cited above and included a $310,000 bad debt expense in the first quarter of fiscal 2002.

                          Midwest Grain Products, Inc.
                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                Three Months and Nine Months Ended March 31, 2002

    OTHER OPERATING INCOME

        The increase in other operating income relates to the recognition of $3.7 million and $1.1 million for the nine months and quarter, respectively, ended March 31, 2002 of pre-tax income from the previously discussed U.S. Department of Agriculture Commodity Credit Corporation program for value-added wheat protein and wheat starch products.


    NET INCOME

        The consolidated effective income tax rate is consistent for all periods. The general effects of inflation were minimal.

        As the result of the foregoing factors, the Company experienced net income of $709,000 in the third quarter of fiscal 2002 compared to a net loss of $218,000 in the third quarter of fiscal 2001. For the first nine months of fiscal 2002, the Company had net income of $5,704,000 versus net income of $1,111,000 for the first nine months of fiscal 2001.

                          Midwest Grain Products, Inc.
                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                Three Months and Nine Months Ended March 31, 2002


    LIQUIDITY AND CAPITAL RESOURCES

        The following table is presented as a measure of the Company's liquidity and financial condition:

                                                         March 31,   June 30,
                                                           2002        2001
         ---------------------------------------------------------------------
         (in thousands)
         Cash and cash equivalents                       $  23,629   $  33,454
         Working capital                                    47,704      47,490
         Amounts available under lines of credit            12,000       5,500
         Notes payable and long-term debt                   21,867      26,693
         Stockholders' equity                              102,883     100,544
         =====================================================================

        Cash generated from operations, combined with reduced receivable levels, were partially offset by increased working capital requirements through reduced accounts payable and accruals. Payments for equipment additions, debt reductions and treasury stock purchases reduced cash balances. The comparatively high cash balances resulted from cash flows generated during fiscal 2001 combined with $17.3 million received in June 2001 as a result of the program administered by the U.S. Department of Agriculture's Commodity Credit Corporation.

        The Company made open market purchases of 147,200 shares of its common stock during the nine-month period. These purchases were made to fund the Company's stock option plans and for other corporate purposes. As of March 31, 2002, the Board has authorized the purchase of additional 267,282 shares of the Company's common stock. During the third quarter, 21,835 shares of the treasury stock were sold as employees exercised options under the Company's stock option plans.

        At March 31, 2002, the Company had $11.2 million committed to capital improvements including the $8.3 million expansion project, in Atchison, that is designed to strengthen production and sales capabilities for the Company's specialty wheat proteins and the acquisition of a new feed dryer at the Pekin, Illinois to improve alcohol production efficiencies at that location. The Company is also developing plans for other additions relating to value added wheat gluten and wheat starch products.

        The Company has financed its new Wheatex production facility, acquired in February 2001, through a capital lease financing involving the issuance on August 22, 2001 of a $6.5 million industrial revenue bond by The Unified Government of Wyandotte/Kansas City, Kansas. The bond bears interest at a rate of 5.23% per annum and matures in September 2008. Under the lease, the Company is making monthly payments declining from $114,200 in October 2001 to 77,700 in September 2008. In connection with the financing, the Company must maintain certain financial ratios, including a current ratio of 1.5 to 1, minimum consolidated tangible net worth of $84 million and a debt service coverage ratio of 1.5 to 1.

                          Midwest Grain Products, Inc.
                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations
                Three Months and Nine Months Ended March 31, 2002


        The Company has added to its normally strong equity and working capital positions while continuing to generate strong earnings before interest, taxes and depreciation. Management believes the Company is well positioned to effectively expand its production of specialty products as well as supply customer needs for all its other products.


    FORWARD-LOOKING INFORMATION

        This report contains forward-looking statements as well as historical information. Forward-looking statements are identified by or are associated with such words a "intend," "believe," "estimate," "expect," "anticipate," "hopeful" and similar expressions. They reflect management's current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance. The forward-looking statements are based on many assumptions and factors including those relating to grain prices, energy costs, product pricing, competitive environment and related market conditions, operating efficiencies, access to capital and actions of governments. Any changes in the assumptions or factors could produce materially different results than those predicted and could impact stock values.


    FUTURE CHANGES IN ACCOUNTING PRINCIPLES

        The Financial Accounting Standards Board (FASB) has issued four new accounting pronouncements that will become effective in the fiscal year commencing July 1,2002.

        In June 2001, the FASB issued SFAS No.141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15,2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. SFAS No.143, "Accounting for Asset Retirement Obligations," was issued in August 2001 and deals with the recognition and remeasurement of obligations associated with the retirement of tangible long-lived assets. SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in October 2001 and applies to all long-lived assets, other than goodwill, and discontinued operations and develops one accounting model for long-lived assets that are to be disposed of by sale. The adoption of these statements is not expected to have a material impact on the Company's financial statements.

                          Midwest Grain Products, Inc.
                                December 31, 2002


    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company produces its products from wheat, corn and milo and, as such, is sensitive to changes in commodity prices. Grain futures and/or options are used as a hedge to protect against fluctuations in the market. The information regarding inventories and futures contracts at June 30, 2001, as presented in the annual report, is not significantly different from March 31, 2002.

        From time to time, the Company enters into futures contracts that are designated as hedges of specific volumes of commodities that will be purchased and processed in a future month and finished goods that will be produced and sold under contract in a future month. These readily marketable exchange-traded futures contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged items. The amounts representing the ineffectiveness of these cash flow hedges are immaterial. Gains and losses arising from open and closed hedging transactions are deferred in other comprehensive income, net of applicable income taxes, and recognized in the statement of earnings when the finished goods produced from, or for, the hedged items are sold. The fair value of the futures contracts is included in inventory (for contracts with gains) or other liabilities (for contracts with losses) in the consolidated balance sheet.

        The bonds payable and unsecured senior notes carry fixed rates of interest, which limits the Company's exposure to increases in market rates. However, interest rate changes impact the fair market value of such debt. At March 31, 2002, holding all other variables constant, including levels of indebtedness, a one percentage point change in interest rates would result in approximately a $650,000 change in the fair market value of the Company's total debt. Principal payments over the next five years on the fixed-rate debt are $16.0 million, with a weighted-average interest rate of 6.3%. At the end of five years, then outstanding fixed-rate debt of $5.9 million will carry a weighted average interest rate of 6.3%. The Company's lines of credit provide for interest at variable rates. At March 31, 2002 there were no outstanding borrowings under the lines of credit. The Company does not hedge its interest rate exposure.

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

      (b) Reports on Form 8-K

           The Company filed reports on Form 8-K on February 4, 2002, and February 6, 2002, reporting information under Item 9.

                                   SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           MIDWEST GRAIN PRODUCTS, INC.


                                           By /s/ Ladd M. Seaberg, President
                                                  Ladd M. Seaberg, President
Date:  May 13, 2002                               and Chief Executive Officer


                                           By /s/ Robert G. Booe
                                                  Robert G. Booe, Vice President
Date:  May 13, 2002                               and Chief Financial Officer