Form 10-K
period 2002-06-30
MIDWEST GRAIN PRODUCTS INC
filed 2002-09-06
CIK 835011

As Filed with the Securities and Exchange Commission on September 6, 2002


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


                      Annual Report Pursuant to Section 13
                     of the Securities Exchange Act of 1934

                     For the Fiscal Year Ended June 30, 2002

                          MIDWEST GRAIN PRODUCTS, INC.

                                1300 Main Street
                                     Box 130
                             Atchison, Kansas 66002
                            Telephone: (913) 367-1480

                       Incorporated in the State of Kansas


                           COMMISSION FILE NO. 0-17196

                               IRS No. 48-0531200

     The Company has no securities registered pursuant to Section 12(b) of the Act. The only class of common stock outstanding consists of Common Stock having no par value, 8,066,786 shares of which were outstanding at June 30, 2002. The Common Stock is registered pursuant to Section 12(g) of the Act.

     The aggregate market value of the Common Stock of the Company held by non-affiliates, based upon the last reported sales price of such stock on August 13, 2002, was $75,716,644.

     The Company has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days.

     As indicated by the following check mark, disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K:[ ].

     The following documents are incorporated herein by reference:

     (1) Portions of Midwest Grain Products, Inc. 2002 Annual Report to Stockholders, pages 17 through 40 thereof, are incorporated by reference into Part II and contained in Exhibit 13.

     (2) Portions of Midwest Grain Products, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on October 10, 2002 are incorporated by reference into Part III of this report to the extent set forth herein.

                                    CONTENTS
                                                                            PAGE
PART I
    Item 1.  Business.........................................................3
             General Information..............................................3
             Wheat-Based Products.............................................4
             Distillery Products..............................................8
             Transportation..................................................11
             Raw Materials...................................................11
             Energy..........................................................11
             Employees.......................................................12
             Regulation......................................................12
    Item 2.  Properties......................................................13
    Item 3.  Legal Proceedings...............................................14
    Item 4.  Submission of Matters to a Vote of Security Holders.............14
    Item 4A. Executive Officers of the Registrant............................14
PART II
    Item 5   Market for the Registrant's Common Equity and Related
                Stockholder Matters..........................................16
    Item 6.  Selected Financial Data.........................................17
    Item 7.  Management's Discussion and Analysis of Financial Condition
                and Results of Operation.....................................17
    Item 7A. Quantitative and Qualitative Disclosure About Market Risk.......17
    Item 8.  Financial Statements and Supplementary Data.....................17
    Item 9.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure..........................17
PART III
    Item 10. Directors of the Registrant.....................................18
    Item 11. Executive Compensation..........................................18
    Item 12. Security Ownership of Certain Beneficial Owners
                and Management...............................................18
    Item 13. Certain Relationships and Related Transactions..................18
PART IV
    Item 14. Exhibits, Financial Statement Schedules and Reports on
                Form 8-K.....................................................18

SIGNATURES...................................................................22
CERTIFICATIONS...............................................................23
FINANCIAL STATEMENT SCHEDULES...............................................S-1
         Report of Independent Public Accountants on Schedules..............S-2
         Schedule VIII.  Valuation and Qualifying Accounts..................S-3

     The calculation of the aggregate market value of the Common Stock of the Company held by non-affiliates is based on the assumption that non-affiliates do not include directors. Such assumption does not constitute an admission by the Company or any director that any director is an affiliate of the Company.

     This report, including the portions of the Annual Report incorporated herein by reference, contains forward-looking statements as well as historical information. Forward-looking statements are usually identified by or are associated with such words such as "intend," "believe," "estimate," "expect," "anticipate," "hopeful," "should," "may" and similar expressions. They reflect management's current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance. The forward-looking statements are based on many assumptions and factors, including those relating to grain prices, gasoline prices, energy costs, product pricing, competitive environment and related market conditions, operating efficiencies, access to capital and actions of governments. Any changes in the assumptions or factors could produce materially different results than those predicted and could impact stock values.

                                     PART I
ITEM 1.  BUSINESS.

GENERAL INFORMATION

     Midwest Grain Products, Inc. (the Company) is a Kansas corporation headquartered in Atchison, Kansas. It was incorporated in 1957 and is the successor to a business founded in 1941 by Cloud L. Cray, Sr. On August 27, 2002, the holders of the Company's preferred stock approved an amendment to the Company's Amended and Restated Articles of Incorporation which, when it becomes effective on October 10, 2002, will change the Company's name to MGP Ingredients, Inc.

     The Company is a fully integrated producer of wheat-based products and distillery products and has two reportable segments, wheat-based products and distillery products. Wheat-based products consist of specialty, or value-added, ingredients, including wheat starches and proteins, commodity ingredients, including commodity wheat starches and vital wheat gluten, and mill feeds. Distillery products consist of food grade alcohol, including beverage alcohol and industrial alcohol, fuel alcohol, commonly known as ethanol, and distillers grain and carbon dioxide, which are by-products of the Company's distillery operations.

     The Company processes its products at plants located in Atchison, Kansas and Pekin, Illinois. The Company also operates a wheat protein and wheat starch mixing facility in Kansas City, Kansas. Wheat is purchased directly from local and regional farms and grain elevators and milled into flour and mill feeds. The flour is processed with water to extract vital wheat gluten, a portion of which is further processed into specialty wheat proteins. Vital wheat gluten and most wheat protein products are dried into powder and sold in packaged or bulk form. The starch slurry which results after the extraction of the gluten and wheat proteins is further processed to extract premium wheat starch, which is also dried into powder and sold in packaged or bulk form, either as commodity wheat starch or, after further processing, as specialty wheat starch. The remaining slurry is mixed with mill feeds, corn and/or milo and water and then cooked, fermented and distilled into alcohol. The residue of the distilling operations is dried and sold as a high protein additive for animal feed. Carbon dioxide which is produced during the fermentation process is trapped and sold. Mill feeds not used in the distilling operations are sold to feed manufacturers.

     Note 13 of the Company's Notes to Consolidated Financial Statements, which is incorporated herein by reference, includes information about sales, depreciation, income before income taxes and identifiable assets for the last three fiscal years by reportable segment. The following table shows the Company's sales from continuing operations by each class of similar products during the past five fiscal years ended June 30, 2002, as well as such sales as a percent of total sales.

                                                                   PRODUCT GROUP SALES
                                                                  Year Ended June 30,
                          -----------------------------------------------------------------------------------------------
                                   2002                2001              2000              1999                 1998
                             ----------------   ------------------ ---------------   ----------------   -----------------
                                                            (thousands of dollars)
                              Amount      %      Amount      %     Amount      %      Amount      %      Amount       %
Wheat-based Products
   Specialty Ingredients       $ 37,396   17.4   $ 32,918     14.4 $ 31,615    13.6   $ 28,445    13.2   $ 23,231    10.4
   Commodity Ingredients         27,478   12.8     44,751     19.5   68,483    29.6     54,881    25.3     47,049    21.1
   Mill Feed and Other
     Mill Products                1,358    0.7      2,034      0.9    2,759     1.2      3,046     1.4      5,017    2.2
                                -------           -------           -------            -------            -------
     Total Wheat-based
       Products                  66,232   30.9     79,703     34.8  102,857    44.4     86,372    39.9     75,297    33.7

Distillery Products:
   Food Grade Alcohol            34,402   16.0     42,320     18.4   43,864    18.9     49,649    23.0     63,421    28.4
   Fuel Grade Alcohol            86,385   40.3     83,686     36.5   62,066    26.7     54,639    25.3     51,277    23.0
   Distillery By-products        27,509   12.8     23,532     10.1   23,093    10.0     25,441    11.8     33,259    14.9
                               --------          --------    ----- --------   -----   --------   -----   --------    ----
     Total Distillery
       Products                 148,296   69.1    149,538     65.2  129,023    55.6    129,729    60.1    147,957    66.3
                               --------   -----  --------    ----- --------   -----   --------   -----   --------    ----
Net Sales                      $214,528   100.0  $229,241    100.0 $231,880   100.0   $216,101   100.0   $223,254   100.0
                               ========   =====  ========    ===== ========   =====   ========   =====   ========  ======

     The Company's results for fiscal 2002 improved over the prior fiscal year. Net income was $6.3 million compared to $2.7 million in fiscal 2001, due principally to funds allocated to the Company through U.S. Department of Agriculture programs and reduced energy and grain costs.

     Approximately 90% of the Company's wheat-based product sales and 23% of its distillery sales (consisting of food grade alcohol) are made directly to institutional food and beverage processors and distributors with respect to which the Company has longstanding relationships. Sales to these customers are usually evidenced by short term agreements that are cancelable within 30 days and under which products are usually ordered, produced, sold and shipped within 60 days. However, depending on market conditions, varying amounts of the Company's fuel alcohol are sold under longer term contracts, primarily to cover the needs of gasoline refiners during September through April of each year. During fiscal 2002, two fuel alcohol customers, BP Products North America, Inc. and Martin Oil Marketing Ltd. accounted for approximately 37% of the Company's distillery sales and 26% of the Company's consolidated revenues. In fiscal 2002, approximately 5% of sales, consisting entirely of wheat-based products, were for export, with the bulk of international sales going to Japan, Mexico, and East Asian and Southeast Asian countries which do not have wheat-based economies.

     Historically, the Company's sales have not been seasonal except for variations affecting alcohol and vital wheat gluten sales. Fuel alcohol sales usually increase during the period August through March due to requirements of the Clean Air Act which inhibit the sale of ethanol in certain areas of the country during May 1 through September 15 each year. Certain environmental regulations also favor greater use of ethanol during the winter months of the year. See "DISTILLERY PRODUCTS - FUEL GRADE ALCOHOL." Food grade alcohol sales tend to peak in the fall as beverage alcohol distributors order stocks for the holiday season. In prior years, vital wheat gluten sales have tended to increase to a minor extent during the second half of the fiscal year as demand increases for hot dog and hamburger buns and similar bakery products; however, this was not the case in fiscal 2002 because of the Company's decision to reduce production of vital wheat gluten. See "WHEAT-BASED PRODUCTS - COMMODITY INGREDIENTS - VITAL WHEAT GLUTEN."

     The Company's strategy in recent years has been to focus on the marketing and development of specialty wheat protein and starch products for use in unique market niches. As a result of the expiration of the import quota on foreign wheat gluten, the Company has intensified its efforts to focus on developing markets for its specialty wheat proteins and starch products. As described herein, during fiscal 2002 the Company received approximately $17.3 million under a new government program designed to assist manufacturers of wheat gluten in their transition from the historical vital wheat gluten business to new markets and has received an additional $8.3 million in fiscal 2003. See "Wheat-Based Products - Commodity Ingredients - Vital Wheat Gluten." These funds are being used for research, marketing, promotional and capital costs related to specialty wheat protein and starch products and should help accelerate the Company's growth in these markets.

     For further information, see the "CONSOLIDATED FINANCIAL STATEMENTS" of the Company and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS" which appear at pages 18 through 27 of the Annual Report.

WHEAT-BASED PRODUCTS

     Wheat-based products consist of modified and specialty, or value-added, wheat starches and proteins, commodity starches and proteins, consisting of commodity wheat starches and vital wheat gluten, and mill feed.

     During fiscal 2002, sales of wheat-based products declined by 17% from the prior year due to a planned reduction in sales of commodity wheat starch and vital wheat gluten. The Company elected to reduce production of vital wheat gluten due to pricing pressures from subsidized European Union producers. As noted above, the Company's overall strategy is to focus on the development and marketing of specialty wheat protein and starch products for use in unique market niches, and such products are accounting for an increasing share of the Company's total wheat-based product sales. During fiscal 2002, specialty wheat-based ingredient sales increased by nearly 14%, to approximately 56% of total wheat-based product sales. That share is expected to continue to increase due to two factors: (i) increased capacity to produce these products and increased marketing efforts, resulting in greater customer recognition and the ability to meet anticipated rising demand, and (ii) continuing decline in vital wheat gluten sales resulting from an increase in supplies and pricing pressures from European Union producers.

     SPECIALTY INGREDIENTS

     SPECIALTY WHEAT PROTEINS. In recent years the Company began the development of a number of specialty wheat proteins for food and non-food applications. Specialty wheat proteins are derived from vital wheat gluten through a variety of proprietary processes which change the molecular structure of vital wheat gluten. Food application wheat proteins include gliadin, glutenin, products in the Wheatex(R), FPTM and AriseTM series and Pasta Power TM. Non-food applications include wheat proteins designed for use primarily in cosmetics and personal care products and biodegradable wheat protein that can be molded to form a variety of biodegradable plastic-like objects. The Company's specialty wheat proteins generally compete with other ingredients and modified proteins having similar characteristics., primarily soy proteins and other wheat proteins, with competition being based on factors such as functionality, price and, in the case of food applications, flavor. Although a number of the specialty wheat proteins have been launched, additional products are in the test marketing or development stage.

     FOOD APPLICATIONS

     o    GLIADIN AND  GLUTENIN  are the two  principal  molecules  that make up vital wheat gluten. The Company's patented process enables the separation of glutenin and gliadin for a variety of end uses without the use of alcohol, which has been the traditional method of separating the two. Glutenin, a large molecule responsible for the elastic character of vital wheat gluten, increases the strength of bread doughs, improves the freeze-thaw characteristics of frozen doughs and may be used as a functional protein source in beef jerky-type products, as well as in meat extension. Gliadin, the smaller of the two molecules, is soluble in water and other liquids, including alcohol, and is responsible for the viscous properties of wheat gluten. Those characteristics make it ideal to improve the texture of noodles and pastas. Gliadin is also used in a number of cosmetics and personal care products as described below under "Non-Food Applications."

     o WHEATEX(R)SERIES consists of texturized wheat proteins made from vital wheat gluten by changing it into a pliable substance through special processing. The resulting solid food product can be further enhanced with flavoring and coloring and reconstituted with water. Texturized wheat proteins are used for meat, poultry and fish substitutes, extenders and binders. Wheatex(R)mimics the textural characteristics and appearance of meat, fish and poultry products. It is available in a variety of sizes and colors and can be easily formed into patties, links or virtually any other shape the customer requires. Because of its neutral taste, Wheatex(R)will not alter flavors that are added to the product. It also has excellent water-binding capacities for the retention of natural meat juices. Wheatex(R)is presently being sold for applications in vegetarian and extended meat products.

     o FP(TM) SERIES. The FPTM series of products consists of specialty wheat proteins, each tailored for use in a variety of food applications. These include proteins that can be used to form barriers to fat and moisture penetration to enhance the crispness and improve batter adhesion in fried products, effectively bond other ingredients in vegetarian patties and extended meat products and fortify nutritional drinks.

     o ARISE (TM) SERIES. The Arise (TM) series of products consists of specialty wheat proteins that increase the freshness and shelf life of frozen, refrigerated and fresh dough products after they are baked.

     o PASTA POWER (TM) is a specialty wheat protein that is a cost-effective replacement for whole eggs and egg whites and enhances the strength, texture, quality and functionality of fresh, frozen and flavored pasta products. The added strength enables the canning of pasta and its treatment with spices without significant deterioration of the noodle or other pasta product, as in the case of canned spaghetti and similar products.

     NON-FOOD APPLICATIONS

     o COSMETICS AND PERSONAL CARE PRODUCTS. Specialty wheat proteins include proteins that have been hydrolyzed or otherwise altered to become soluble in water and other liquids. This enables their use in food as well as non-food cosmetic applications such as hair sprays, shampoos, skin lotions and similar products. These include Foam Pro(R), a hydrolyzed wheat protein that has been developed as a foam booster to naturally enhance detergent systems such as shampoos, liquid hand soaps and bath and shower gels; Aqua Pro(R)II WAA, a solution of amino acids produced from natural wheat proteins that helps provide excellent moisturizing and film forming properties in both hair and skin systems; Aqua Pro(R)11 WP, an additive for shampoo; Aqua Pro(R)QWL, which enhances the functionality of hair conditioners; and Aqua Pro(R)II WG, which is a gliadin formulation that is used in hair and skin cleansers and conditioners.

     o BIODEGRADABLE GLUTEN/STARCH RESINS. PolytriticumTM 200 and PolytriticumTM 2000 are the Company's environmentally friendly biodegradable gluten/starch resins that can be molded to produce a variety of plastic-like objects. Polytriticum(R) 200 may be used as a commercial raw material for the production of pet treats and chews. Polytriticum(R) 2000 has been developed for use in disposable eating utensils, golf tees, food and feed containers and similar type vessels.

     In July of 2001, the Company received the first $17.3 million out of a total of approximately $26 million under a Bush Administration program intended to enable the gluten industry to move forward in the face of subsidized and protected competition from the European Union. An additional $8.3 million was received after the start of fiscal 2003. See "COMMODITY INGREDIENTS - VITAL WHEAT GLUTEN". The Company will use the funds to pay certain capital, research, marketing and promotional costs incurred in developing products and markets for value-added wheat gluten, or wheat protein, and wheat starch products.

     In October, 2001, the Company's Board approved plans for an $8.3 million expansion project that is expected to substantially strengthen production and sales capabilities for certain of the Company's specialty wheat proteins. The expansion will occur at the Company's Atchison plant and is scheduled for completion in early fiscal 2003. The project involves the installation of additional processing and drying equipment for the production of ingredients for bakery, pasta and noodle and related food markets, both domestically and abroad. The cost of this project is expected to be offset by funds provided through the U.S. Department of Agriculture Commodity Credit Corporation program referred to above.

     SPECIALTY WHEAT STARCH. Wheat starch constitutes the carbohydrate-bearing portion of wheat flour. The Company produces a pure white premium wheat starch powder by extracting the starch from the starch slurry, substantially free of all impurities and fibers, and then by spray, flash or drum drying the starch. Premium wheat starch differs from low grade or B wheat starches, which are extracted along with impurities and fibers and are used primarily as a binding agent for industrial applications, such as the manufacture of charcoal briquettes. The Company does not produce low grade or B starches because its integrated processing facilities are able to process the slurry remaining after the extraction of premium wheat starch into alcohol, animal feed and carbon dioxide. Premium wheat starch differs from corn starch in its granular structure, color, granular size and name identification.

     A substantial portion of the Company's premium wheat starch is altered during processing to produce certain unique specialty wheat starches designed for special applications in niche markets. The Company's specialty wheat starches are used primarily as an additive in a variety of food products to affect their appearance, texture, tenderness, taste, palatability, cooking temperature, stability, viscosity, binding and freeze-thaw characteristics. Important physical properties contributed by wheat starch include whiteness, clean flavor, viscosity and texture. For example, the Company's starches are used to improve the taste and mouth feel of cream puffs, eclairs, puddings, pie fillings, breadings and batters; to improve the size, symmetry and taste of angel food cakes; to alter the viscosity of soups, sauces and gravies; to improve the freeze-thaw stability and shelf life of fruit pies and other frozen foods; to improve moisture retention in microwavable foods; and to add stability and to improve spreadability in frostings, mixes, glazes and sugar coatings. The Company's specialty starches are also sold for a number of industrial and non-food applications, which include uses in the manufacture of adhesives, paper coatings and carbonless paper.

     The Company's specialty wheat starches primarily are sold nationwide to food processors and distributors.

     Although wheat starch enjoys a relatively small portion of the total United States starch market, the market is one which has experienced substantial growth over the years. The unique characteristics of wheat starch provide it with a number of advantages over corn and other starches for certain baking and other end uses. The Company has developed a number of different specialty wheat starches, and continues to explore the development of additional starch products with the view to increasing sales of value added specialty starches.

     Both commodity and specialty wheat starches compete primarily with corn starch, which dominates the United States market. Competition is based upon price, name, color and differing granular and chemical characteristics which affect the food product in which it is used. Specialty wheat starches usually enjoy a price premium over corn starches and low grade wheat starches. Commodity wheat starch price fluctuations generally track the fluctuations in the corn starch market. The specialty wheat starch market usually permits pricing consistent with costs which affect the industry in general, including increased grain costs. The Company's strategy is to market its specialty wheat starches in special market niches where the unique characteristics of these starches are better suited to a customer's requirements for a specific use.

     COMMODITY INGREDIENTS

     VITAL WHEAT GLUTEN. Vital wheat gluten is a free-flowing light tan powder which contains approximately 75% to 80% protein. Its vitality, water absorption and retention and film-forming properties make vital wheat gluten desirable as an ingredient in many food products. It appears to be the only commercially available high protein food additive which possesses vitality. "Vitality" is a term used to indicate the relative viscoelasticity of gluten, which enables an end product containing gluten to maintain a cohesive texture and withstand stretching or tearing. For example, it is the vitality of the wheat gluten used in making hot dog buns that gives greater "hinge" strength to the buns, thus allowing consumers to open and close the buns without breaking them.

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

     Vital wheat gluten is considered a commodity and therefore competition is based primarily upon price. The Company's principal competitors in the U.S. vital wheat gluten market consist primarily of three other domestic producers and producers in the European Union, Australia and certain other regulated countries (the "Foreign Exporters").

     Between  June 30,  1994  and June 30,  1998,  the  European  Union  took an increasingly large share of the U.S. gluten market. As a result of the increasing surge of large, subsidized volumes of European Union wheat gluten into the U.S., vital wheat gluten prices have been primarily affected by (i) excess European Union capacity, (ii) high tariff barriers, subsidies and other protective measures ("Subsidies") provided to European Union exporters by their host governments, (iii) low U.S. tariffs and (iv) gluten import quotas. The Subsidies and low U.S. tariffs encouraged European Union producers to expand wheat starch and wheat gluten production capacity and to continue the development of even greater capacities. On May 30, 1998, the Clinton administration imposed annual quantitative limitations for three years on imports of wheat gluten from the European Union and other Foreign Exporters at an amount equal to the total average imports of wheat gluten shipped into the United States by the Foreign Exporters during the three crop years ended June 30, 1995. In lieu of extending the quota when it expired in June, 2001, the Bush Administration announced a program to provide the wheat gluten industry up to $40 million over two years to help it complete its transition to competitiveness. Administered by the U.S. Department of Agriculture's Commodity Credit Corporation, the program is scheduled to end May 31, 2003. Under the program, the Company is eligible for approximately $26 million of the program total of $40 million. On June 29, 2001, the Company received approximately $17,280,000 for the first year of the program. The Company received the balance of the award for the second year of the program in July, 2002. The funds are to be used for capital, research, marketing and promotional costs related to value-added wheat protein and wheat starch products and are not intended to be used to reduce production and marketing related costs for commodity vital wheat gluten and wheat starches that could extend the U.S. industry's participation in those markets. The Company must submit quarterly reports to the Commodity Credit Corporation listing costs incurred and activities conducted to date and an annual performance report after each year of the program explaining its activities. The Commodity Credit Corporation may ask for a refund with interest of some or all of the funds allocated to the Company if it determines that the Company has not made significant progress in completing its stated activities. Based on its contacts with Commodity Credit Corporation personnel through the quarterly reporting process, the Company believes that it is making satisfactory progress.

     Since the imposition of the quota, the Company has focused its efforts on developing and increasing the production and sales of specialty wheat products. These are niche products that the Company expects will be able to compete more effectively with increased foreign imports. Although additional quota relief would have been helpful, the Commodity Credit program supports the Company's strategy and should strengthen its efforts to move increasingly into the development, production and marketing of value-added wheat proteins and starches. However, there can be no assurance that the Company will be able to compete effectively in a market that is inundated with low cost, subsidized foreign gluten.

     COMMODITY WHEAT STARCH. In addition to specialty wheat starches, the Company's premium wheat starches include commodity wheat starches. As is the case with specialty wheat starches, commodity wheat starches have both food and non-food applications, but such applications are more limited than those of specialty wheat starches and commodity wheat starches command a lower price in the marketplace. As noted above, commodity wheat starches compete primarily with corn starches, which dominate the marketplace, and commodity wheat starch price fluctuations generally track the fluctuations in the corn starch market.

     MILL FEED AND OTHER MILL PRODUCTS

     The Company owns and operates a flour mill at the Atchison plant. The mill's output of flour is used internally to satisfy a majority of the raw material needed for the production of vital wheat gluten and premium wheat starch.

     In addition to flour, the wheat milling process generates mill feeds or "midds." Midds are sold to processors of animal feeds as a feed additive.

DISTILLERY PRODUCTS

     The Company's Atchison and Pekin plants process mill feeds and corn and/or milo, mixed with the starch slurry from gluten and starch processing operations, into food grade alcohol, fuel grade alcohol, distiller's feed and carbon dioxide.

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

     During fiscal 2002, distillery product sales were slightly lower than the prior year. Sales of food grade alcohol were lower, notwithstanding higher selling prices, due to decreased unit sales of both beverage and industrial grade alcohol. Sales of fuel grade alcohol were higher in fiscal 2002 due to higher unit sales and higher selling prices in the first half of the fiscal year. However, as a result of increased industry capacity and a delay in implementing an MTBE ban in California, prices declined in the second half of the year and, although prices had improved somewhat by fiscal year end, the average price of fuel alcohol for the year as a whole was lower than the prior year. Sales of distillers' feeds increased modestly due to increase unit sales. The Company uses gasoline futures to hedge fuel alcohol sales made under contracts with price terms based on gasoline futures.

     In fiscal 2001, the Company's Board of Directors approved a $2.1 million distillery improvement project at the Atchison plant to enhance the Company's production capabilities for both food grade and fuel grade alcohol. In May 2002, the Company completed the installation of a new feed drier at its Pekin, Illinois plant at a cost of approximately $5 million. The new drier should improve alcohol production efficiencies at the Pekin plant

     FOOD GRADE ALCOHOL

     BEVERAGE ALCOHOL. Food grade beverage alcohol consists primarily of grain neutral spirits and gin. Grain neutral spirits is sold in bulk or processed into vodka and gin and sold in bulk quantities at various proof concentrations to bottlers and rectifiers, which further process the alcohol for sale to consumers under numerous labels.

     The Company believes that in terms of fiscal 2002 net sales, it is one of the three largest bulk sellers of grain neutral spirits, vodka and gin in the United States. The Company's principal competitors in the beverage alcohol market are Grain Processing Company of Muscatine, Iowa and Archer Daniels Midland of Decatur, Illinois. Competition is based primarily upon price and service, and in the case of gin, formulation. The Company believes that the centralized location of its Illinois and Kansas distilleries and the capacity of its dual production facilities combine to provide the Company with a customer service advantage within the industry.

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

     Since the adoption of the Clean Air Act, the gasoline industry has relied primarily upon methyl tertiary butyl ether (MTBE) to reduce toxic emissions of air pollutants to meet the requirements of the Act and related EPA regulations. Ethanol is also used to a lesser extent during the cooler months of the year. However, the EPA has concluded that the use of MTBE has created a "significant and unacceptable risk to drinking water and groundwater resources." Concerns have also been raised as to the effectiveness of MTBE versus the effectiveness of Ethanol as a reducer of air pollutants. As the result of these concerns, the EPA commissioned a "Blue Ribbon Panel" to investigate the matter and recommend solutions. In March 2000, the EPA announced the recommendations of the Panel. The recommendations proposed that the Clean Air Act be amended to provide the EPA with authority to significantly reduce or eliminate the use of MTBE, and to "replace the 2 percent oxygenate requirement in the Clean Air Act with a renewable fuel annual average content for all gasoline at a level that maintains the current level of renewable fuel (1.2 percent of the gasoline supply) and allows for sustained growth over the next decade ."

     According to the Renewable Fuels Association, several states also have begun to take action to curb the use of MTBE. These states include California, Connecticut, Illinois, Michigan, New York and Ohio. In June of 2001, the Bush Administration denied California's request for a waiver from the clean octane provisions of the Clean Air Act that require oxygenates in gasoline. As a result of such actions, certain producers increased capacity and/or built inventories of ethanol in anticipation of the expanded market for ethanol in California and elsewhere. However, the governor of California delayed the state's ban on MTBE for a year, from January 2003 to January 2004, causing a surplus of fuel alcohol and the resulting softening in prices At the end of fiscal 2002, prices began to improve as various gasoline suppliers to California announced plans to switch to ethanol-blended fuels prior to the effective date of the delayed ban on MTBE.

     In the long-term, the Company believes the future for ethanol remains promising. This expectation is partially based on the U.S. Senate's passage of a comprehensive energy bill in April of 2002 that includes a provision for establishing a renewable fuels standard. Based on information published by the Renewable Fuels Association, this provision could triple the use of ethanol to 5 billion gallons annually by 2012. The energy bill must now be considered by the U.S. House-Senate Conference Committee and could be forwarded to the President by the end of 2002. However, there can be no assurance that the bill will be enacted in its present form, if at all.

     The cost of producing ethanol has historically exceeded the cost of producing gasoline and gasoline additives, such as MTBE, all of which are derived from fossil non-renewable fuels such as petroleum. Accordingly, to encourage the production of ethanol for use in gasoline, the Federal government and various states have enacted tax and other incentives designed to make ethanol competitive with gasoline and gasoline additives. In December, 2000, the U.S. Department of Agriculture initiated a program to provide a cash incentive for ethanol producers who increase their grain usage over comparable quarters in the prior year to raise fuel alcohol production. The Company presently satisfies the program's eligibility requirements and began receiving payments in the third quarter of fiscal 2001. It received payments of approximately $1.6 million in fiscal 2001 and approximately $4.1 million in fiscal 2002 under this program. The program extends through September 2006, with funding determined annually. The Company's eligibility to participate in the program is determined quarter to quarter.

     Under the internal revenue code, and until the end of 2007, gasoline that has been blended in qualifying proportions with ethanol provide sellers of the blend with certain income tax credits and excise tax reductions that amount to up to $0.54 per gallon of ethanol that is mixed with the gasoline (the "Federal Tax Credit"). A mix of at least 10% ethanol by volume is required to receive the maximum credit. Although the Federal Tax Credit is not directly available to the Company, it allows the Company to sell its ethanol at prices competitive with less expensive additives and gasoline. From time to time, legislation is proposed to eliminate, reduce or extend the tax benefits enjoyed by the ethanol industry and indirectly by producers of the grain that is converted into ethanol. During 1998, legislation was enacted that extended the credit through 2007, with the credit being reduced to $0.51 per gallon beginning in 2005.

     The Kansas Qualified Agricultural Ethyl Alcohol Producer Incentive Fund, which has been extended to 2011, provides incentives for sales of ethanol produced in Kansas to gasoline blenders. After 2004, incentives will be paid only for increased production over base year (calendar year 2000) sales. No producer may receive payments for more than seven years under the program. Fiscal 2002 payments to the Company out of the fund totaled $544,000 for the ethanol produced by the Company at the Atchison plant during that year.

     The fuel grade alcohol market is dominated by Archer Daniels Midland, with the Company being among the smaller of a few other larger second tier ethanol producers. The Company competes with other producers of fuel grade alcohol on the basis of price and delivery service.

     DISTILLERY BY-PRODUCTS. The bulk of fiscal 2002 sales of alcohol by-products consisted of distillers feeds. Distillers feeds are the residue of corn, milo and wheat from alcohol processing operations. The residue is dried and sold primarily to processors of animal feeds as a high protein additive. The Company competes with other distillers of alcohol as well as a number of other producers of animal food additives in the sale of distillers feeds and mill feeds.

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

TRANSPORTATION

     The Company's output is transported to customers by truck, rail and barge transportation equipment, most of which is provided by common carriers through arrangements made by the Company. The Company leases 244 rail cars which may be dispatched on short notice. Shipment by barge is offered to customers through barge loading facilities on the Missouri and Illinois Rivers. The barge facility on the Illinois River is adjacent to the Pekin plant and owned by the Company. The facility on the Missouri River, which is not company-owned, is approximately one mile from the Atchison plant.

RAW MATERIALS

     The Company's principal raw material is grain, consisting of wheat, which is processed into all of the Company's products, and corn and milo, which are processed into alcohol, animal feed and carbon dioxide. Grain is purchased directly from surrounding farms, primarily at harvest time, and throughout the year from grain elevators. The Company purchases approximately 70% of its grain at spot market prices. To assure supplies, the Company may enter into contracts to take future delivery within 30 days. These are fixed price contracts which are based on prices of future contracts and specify the amount, type and class of grain and the price. The Company can call for delivery at any time within thirty days of the contract. The Company does not have any long-term contracts with any suppliers.

     Historically, the cost of grain is subject to substantial fluctuations depending upon a number of factors which affect commodity prices in general, including crop conditions, weather, government programs, and purchases by foreign governments. Such variations in grain prices have had and are expected to have from time to time significant adverse effects on the results of the Company's operations. This is primarily due to a variety of factors. From time to time it has been difficult for the Company to compensate for increases in grain costs through adjustments in prices charged for the Company's vital wheat gluten due to the surge of subsidized European Union wheat gluten, whose artificially low prices are not affected by such costs. Now that the quota has been lifted, the Company expects it will be more difficult to do so. Also, fuel grade alcohol prices, which historically have tracked the cost of gasoline, do not usually adjust to rising grain costs. Similarly, prices of commodity wheat starches generally track the prices of corn starch and usually do not adjust to rising wheat prices.

     During fiscal 2002, market prices for grain remained reasonable. The average Kansas City market price per bushel for corn and milo was $1.96 during 2002 and $1.88 during 2001 while the average Kansas City market price for a bushel of wheat was $2.90 during 2002 versus $2.87 during 2001.

     The Company engages in the purchase of commodity futures to hedge economic risks associated with fluctuating grain and grain products prices. During fiscal 2002, the Company hedged approximately 48% of corn processed, compared to 8% in 2001. Of the wheat processed by the Company, none was hedged in fiscal 2002 compared to 9% in fiscal 2001. The contracts are accounted for as hedges and, accordingly, gains and losses are deferred and recognized in cost of sales as part of contract costs when contract positions are settled and related products are sold. For fiscal 2002, raw material costs included a net hedging loss of approximately $1.8 million on contracts settled during the year compared to a net loss of $1.2 million for fiscal 2001. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - MARKET RISK" in the Annual Report.

ENERGY

     Because energy comprises a major cost of operations, the Company seeks to assure the availability of fuels for the Pekin and Atchison plants at competitive prices.

     The Company needs fuel to operate boilers that it uses to make steam heat. In Atchison, the Company can use either oil or natural gas and switch from one to the other when prices dictate. Natural gas for the Atchison plant is procured in the open market from various suppliers. The Company can purchase contracts for the delivery of gas in the future or can purchase future contracts on the exchange. Depending on existing market conditions, the Company has the ability to transport the gas through a gas pipeline owned by a wholly-owned subsidiary of the Company. In Pekin, the Company only uses natural gas, which it can either procure through Central Illinois Light Company or through other suppliers. The Company has a multi-year agreement with Central Illinois Light Company under which the utility will transport gas to the Company's plant on the utility's pipeline. The Company may purchase gas from Central Illinois Light Company on a negotiated basis or on a fixed price basis for up to 24 months. In order to control energy costs, the Company has a risk management program whereby, at pre-determined prices, the Company will purchase a portion of its natural gas requirements for future delivery.

     In 1995, the Company entered into a long-term arrangement with Central Illinois Light Company and its subsidiary, CILCORP Development Services Inc. (collectively "CILCO"), with respect to its Pekin, Illinois plant. Under the arrangement, the Company has leased a portion of its plant facility to CILCO for a term ending in December 2009. CILCO constructed a new gas fired electric and steam generating facility on ground leased from the Company and agreed to provide steam heat to the Company's plant. If the Company fails to renew the lease for 19 years at the end of the lease term, it must pay CILCO the book value of the boiler plant and cogeneration facility, which the Company estimates will be $10.6 million. Under a related steam heat service agreement, the Company has agreed to purchase its requirements for steam heat from CILCO until no earlier than December 2009. Either party may terminate the service agreement at the end of the initial term or thereafter upon two years notice. Also, if gas prices have risen to a level such that operating a steam facility with alternative fuel would be more attractive and the payback period for a new facility would be five years or less, the Company may terminate the service agreement prior to the end of the initial term upon two years notice by making a specified payment to CILCO, currently approximately approximately $1.5 million. The Company must make adjustable minimum monthly payments over the term of the service agreement, currently $70,265, with declining fixed charges for purchases in excess of minimum usage, and is responsible for fuel costs and certain other expenses. However, CILCO also uses the boilers to run electric generating units that it constructed on the leased site and pays the Company for a portion of the fuel costs that the Company incurs for the production of steam, based on savings realized by CILCO from generating electricity at the facility.

     The Company also has a one year contract, which expires in April 2003, to purchase electricity from Central Illinois Light Company at fixed rates.

EMPLOYEES

     As of June 30, 2002, the Company had 436 employees, 273 of whom are covered by two collective bargaining agreements with one labor union. One agreement, which was schedule to expire on August 31, 2002 but which has been extended to September 16, 2002, covers 185 employees at the Atchison Plant. The other agreement, which expires on October 31, 2003, covers 88 employees at the Pekin plant. As of June 30, 2001, the Company had 416 employees.

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

     The Company is subject to extensive environmental regulation at the federal, state and local levels. The regulations include the regulation of water usage, waste water discharge, disposal of hazardous wastes and emissions of volatile organic compounds, particulates and other substances into the air. Under these regulations the Company is required to obtain operating permits and to submit periodic reports to regulating agencies. For the Atchison and Kansas City, Kansas plants, the air quality is regulated by both the U.S. Environmental Protection Agency ("EPA") and the Division of Environment of the Kansas Department of Health and Environment (the "KDHE"). The KDHE regulates all air emissions. The Company tests volatile organic compound emissions on a monthly basis at the Atchison plant, and must submit semi-annual reports regarding these emissions tests to the KDHE. The Company also was required to obtain an air operating permit from the KDHE and must obtain KDHE approval to make plant alterations that could modify the emission levels. The KDHE also regulates the discharge water quality at the Atchison plant. This includes process water, cooling water and storm water. The Company monitors process water and cooling water discharge on a daily basis and submits monthly reports to the KDHE documenting the test results from these water discharges. The EPA and KDHE also monitor hazardous waste disposal for the Atchison and Kansas City plants. The Company also is required to submit annual reports pursuant to the Kansas and Federal Emergency Planning Community Right-to-Know Acts. Local officials, such as the local emergency planning committees in the Atchison and Kansas City communities, also receive copies of these annual reports.

     Similar environmental regulations apply to the Pekin, Illinois facility. Air quality at the Pekin plant is regulated by both the EPA and the Illinois Environmental Protection Agency (the "IEPA"). The IEPA regulates all air emissions. The Company has permits to make certain emissions, and the IPEA has the right to do on-site testing to verify that the Company's emissions comply with its permits. Also, the IEPA regulates waste water, cooling water and storm water discharge at the Pekin plant. The Company tests wastewater effluent quality twice each week and files monthly reports with the IEPA. The Company also files an Annual Emissions Report and a Toxic Release Inventory annually with the IEPA. The Pekin facility is also required to submit periodic reports pursuant to the Illinois and Federal Emergency Planning Community Right-to-Know Acts.

     During 1997 the Illinois Environmental Protection Agency commenced an action against the Company with respect to alleged noncompliance of the Pekin Plant with certain air quality regulations. This action is further described under "Item 3. Legal Proceedings."

ITEM 2.  PROPERTIES.

     The Company maintains the following principal plants, warehouses and office facilities:

                                                                          Plant Area       Tract Area
    Location                   Purpose                                   (in sq. ft.)      (in acres)
    --------                   -------                                   ------------      ----------
    Atchison, Kansas           Principal executive offices,                494,640             25
                               grain processing, warehousing,
                               and research and quality
                               control laboratories.

    Kansas City, Kansas        Specialty protein and starch                 83,200             12.5
                               mixing facility and warehouse

    Pekin, Illinois            Grain processing, warehousing,              462,926             49
                               and quality control laboratories.

The facilities mentioned above are generally in good operating condition, are currently in normal operation, are generally suitable and adequate for the business activity conducted therein, and have productive capacities sufficient to maintain prior levels of production. The Atchison and Pekin facilities are owned, and the Kansas City facility is leased from the Unified Government of Wyandotte County, Kansas City, Kansas pursuant to an industrial revenue bond financing consummated in August 2001. The Company has entered into loan agreements which contain covenants that limit its ability to pledge its facilities to others. The Company also owns transportation equipment and a gas pipeline described under "BUSINESS - TRANSPORTATION" and "ENERGY."

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

     The Company has filed an Answer before the Board admitting that compliance tests have shown particulate emissions in excess of the limits set forth in the construction permits, but denying the remainder of the State's claims. Since the time operational problems were discovered with the dryers' pollution control equipment, the Company has been conferring and negotiating with the Agency on the issues involved in the Complaint. The Company and the Agency have been conducting air modeling to support the construction of new pollution control equipment for the dryers, which the Company estimates will cost approximately $1 million. It is anticipated that the new equipment will bring emissions into compliance with all applicable limitations. Currently, the modeling indicates that the addition of the pollution control equipment plus raising certain air emission stacks will be sufficient to bring emissions into compliance with all applicable limitations.

     Proceedings under the Complaint are being held in abeyance by agreement of the parties pending completion of the air modeling and completion of the Company's compliance activities. The Company anticipates negotiating a settlement of the remainder of the State's claims shortly, including any penalties. The state has recently indicated that it may be asking for some penalty associated with the economic benefit of not installing the new pollution control equipment sooner. No penalty amount has been discussed, and the Company intends to contest any request for a penalty because the State's difficulty in completing its modeling has contributed to the delay in bringing emissions into compliance.

     There are no other legal proceedings pending as of June 30, 2002 which the Company believes to be material.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters have been submitted to a vote of stockholders during the fourth quarter of fiscal year covered by this report.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

     Executive officers of the Company are as follows:

Name                                Age       Position
----                                ---       --------

Cloud L. Cray, Jr.                  79        Chairman of the Board

Laidacker M. Seaberg                56        President, Chief Executive Officer

Sukh Bassi, Ph.D.                   61        Vice President, New Products Innovation and Technology

Robert G. Booe                      65        Vice President, Finance and Administration. Controller,
                                                  Treasurer and Chief Financial Officer

Gerald Lasater                      64        Vice President, International Marketing and Sales



Clodualdo "Ody" Maningat, Ph.D.     47        Vice President, Application Technology and Technical
                                                  Services

Marta L. Myers                      42        Secretary and Administrative Assistant to the President

Steven J. Pickman                   49        Vice President, Corporate Communications and Marketing
                                                  Services

David E. Rindom                     47        Vice President, Human Resources

Randy M. Schrick                    52        Vice President, Manufacturing and Engineering

Dennis E. Sprague                   56        Vice President, Operations Services and Resource Planning

William R. Thornton                 50        Vice President, Quality Management

Michael J. Trautschold              54        Executive Vice President, Marketing and Sales

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

     Dr. Bassi has served as Vice President, New Products, Innovations and Technology since July 2002. He was Vice President, Research and Development from 1985 until July 2002 and Vice President Specialty Ingredients Marketing and Sales between 1998 and 2000. He also previously served as Technical Director from 1989 to 1998 and Vice President - Vital Wheat Gluten Marketing from 1992 to 1998. From 1981 to 1992 he was Manager of the Vital Wheat Gluten Strategic Business Unit. He was previously a professor of biology at Benedictine College for ten years.

     Mr. Booe has served as Vice President, Treasurer and Chief Financial Officer of the Company since 1988. He joined the Company in 1966 as its Treasurer and became the Controller and Treasurer in 1980. In 1992 he was assigned the additional task of Vice President - Administration.

     Mr. Lasater joined the Company in 1962. He has served as Vice President - International Marketing and Sales since 1998. Previously, he served as Vice President - Starch Marketing from 1992 to 1998. Prior to that he served as Vice President in charge of the Wheat Starch Strategic Business Unit.

     Dr. Maningat joined the Company in 1986. He has served as Vice President of Application Technology and Technical Services since June 2002. Previously, he was Corporate Director of Research and Development and Technical Marketing from 1997 to 2002. He served as Corporate Director of Research and Development and Quality Control for the Company from 1993 to 1997.

     Ms. Myers joined the Company in 1996. She has served as Secretary since October 1996 and as Administrative Assistant to the President since 1999. Previously she was executive secretary for Superintendent of Schools for Unified School District 409, Atchison, Kansas.

     Mr. Pickman joined the Company in 1985. He has served as Vice President, Corporate Communications and Marketing Services since July 2002. He was Vice President, Corporate Relations from June 2000 until July 2002. Previously he was Executive Director of Corporate Relations from 1999 to June 2000 and prior to that Corporate Director of Public and Investor Relations. Between 1985 and 1989 he served as the Director of Public Relations and Marketing Administration for the Company's former subsidiary, McCormick Distilling Company, Weston, Missouri.

     Mr. Rindom joined the Company in 1980. He has served as Vice President, Human Resources since June 2000. He was Corporate Director of Human Relations from 1992 to June 2000, Personnel Director from 1988 to 1992 and Assistant Personnel Director from 1984 to 1988.

     Mr. Schrick, a Director since 1987, joined the Company in 1973. He has served as Vice President, Manufacturing and Engineering since July 2002. He served as Vice President - Operations from 1992 until July 2002. From 1984 to 1992 he served as Vice President and General Manager of the Pekin plant. From 1982 to 1984 he was the Plant Manager of the Pekin Plant. Prior to 1982, he was Production Manager at the Atchison plant.

     Mr. Sprague joined the Company in October 1998. He has served as Vice President, Operations Services and Resource Planning since July 2002. He served as Vice President, Alcohol and Feed Products Sales from June 2000 until July 2002. Previously, he served as Vice President, Heritage Product Sales from June 1999 to June 2000 and as Vice President, Corporate Marketing and Sales from October 1998 to June 1999. Prior to joining the Company, he held a variety of management, sales and plant operations positions with Joseph E. Seagrams & Sons, Inc., last serving as Director of Production Operations and Planning from 1993 to 1998.

     Mr. Thornton joined the Company in 1994. He has served as Vice President of Quality Management since June 2000. He was Corporate Director of Quality Management from 1997 to June 2000 and Corporate Director of Continuous Quality Improvement from 1994 to 1997.

     Mr. Trautschold joined the Company in September 2000. He has served since then as Executive Vice President of Marketing and Sales. He was Vice President of Product Strategy in the Consumer Direct Division of Schwan's Sales Enterprises, Inc. from 1999 to September 2000, Vice President of Corporate Marketing Services for ConAgra, Inc. from 1994 to 1999 and President of ConAgra Brands, Inc. from 1997 to 1999.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

     The Common Stock of the Company has been traded on the NASDAQ National Market System under the symbol MWGP since November 1988. Following the effective date of its name change to MGP Ingredients, Inc. on October 10, 2002, the Company's trading symbol will be MGPI. There will be no need for holders of Common Stock to exchange their existing shares as a result of the name change. Certificates bearing the name Midwest Grain Products, Inc. will continue to be valid.

     The following table below reflects the high and low closing prices of the Common Stock for each quarter of fiscal 2001 and 2002. The Company paid a cash dividend of $.10 per share in November 2000 and a dividend of $.15 per share in November 2001. Previously, cash dividends had not been paid since the end of 1995. Any future dividends will be paid at the discretion of the Board of Directors, which will consider various factors, including the Company's operating results and cash requirements, in making any decision respecting dividends.

                                               Sales Price
                                               -----------
                                         High              Low
                                         ----              ---
        2002:
          First Quarter              $   11.05          $    8.65
          Second Quarter                 12.18               9.01
          Third Quarter                  14.73              11.50
          Fourth Quarter                 14.60              12.40

        2001:
          First Quarter              $   11.00          $    8.25
          Second Quarter                 10.25               8.75
          Third Quarter                   9.00               8.25
          Fourth Quarter                 11.25               8.13

     At June 30, 2002 there were approximately 790 holders of record of the Company's Common Stock. It is believed that the Common Stock is held by approximately 1,960 beneficial owners.

     The following is a summary of securities authorized for issuance under equity compensation plans as of June 30, 2002:

                                                                                                Number of securities
                                                                                              remaining available for
                                      Number of shares to be                                   future issuance under
                                      issued upon exercise of        Weighted average of        equity compensation
                                       outstanding options,           exercise price of           plans (excluding
                                        warrants and rights         outstanding options,      securities reflected in
                                                                     warrants and rights           column (a) (1)
                                                (a)                          (b)                        (c)
----------------------------------- ---------------------------- ---------------------------- -------------------------
Equity compensation plans
   approved by shareholders                   805,560                      $11.54                     136,500
Equity compensation plans  not
   approved by security holders                  -                            -                          -
Total                                         805,560                      $11.54                     136,500

(1) Of these securities, as of June 30, 2002 an aggregate of 86,500 shares may also be issued as performance or restricted stock awards under the terms of Stock Incentive Plan of 1996 and the 1998 Stock Incentive Plan for Salaried Employees.

ITEM 6.  SELECTED FINANCIAL DATA.

     Incorporated by reference to the information under "Selected Financial Information" on page 17 of the Annual Report, a copy of which page is included in Exhibit 13 to this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Incorporated by reference to the information under "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" on pages 18 through 27 of the Annual Report, copies of which pages are included in Exhibit 13 to this Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Incorporated by reference to the information under "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - MARKET RISK" on page 26 of the Annual Report, a copy of which page is included in Exhibit 13 to this Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Incorporated by reference to the consolidated financial statements and related notes on pages 28 through 40 of the Annual Report, copies of which pages are included in Exhibit 13 to this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS OF THE REGISTRANT.

     Incorporated by reference to the information under "ELECTION OF DIRECTORS" at pages 2 through 5 and "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" at page 18 of the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION.

     Incorporated by reference to the information in the second paragraph under "CERTAIN INFORMATION CONCERNING THE BOARD AND ITS COMMITTEES" at page 5 of the Proxy Statement and under "EXECUTIVE COMPENSATION" on pages 8 through 11 of the Proxy Statement; the material under the captions "REPORT OF THE HUMAN RESOURCES COMMITTEE" on pages 13 to 15 and "PERFORMANCE OF THE COMPANY'S COMMON STOCK" on page 11 and 12 is not incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     Incorporated by reference to the information under "PRINCIPAL STOCKHOLDERS" beginning on page 16 of the Proxy Statement and to the table in the last paragraph of Item 5 of this Report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     The following documents are filed as part of this report:

     (a) Financial Statements:

         Auditors' Report on Financial Statements.
         Consolidated Balance Sheets at June 30, 2002, 2001 and 2000. Consolidated Statements of Income - for the Three Years Ended June 30, 2002, 2001 and 2000. Consolidated Statements of Stockholders' Equity for the Three Years Ended June 30, 2002, 2001 and 2000. Consolidated Statements of Cash Flow - for the Three Years Ended June 30, 2002, 2001 and 2000. Notes to Consolidated Financial Statements.

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

       Exhibit No.                             Description

         3(a) Articles of Incorporation of the Company (Incorporated by reference to Exhibit

                    3(a) of the Company's Registration Statement No. 33-24398 on Form S-1).

         3(b) Bylaws of the Company (Incorporated by reference to Exhibit 3(b) of the Company's Registration Statement No. 33-24398 on Form S-1).

         4(a) Copy of Note Agreement dated as of August 1, 1993, providing for the issuance and sale of $25 million of 6.68% term notes ("Term Notes") (incorporated by reference to Exhibit 4.1 to the Company's Report on Form 10-Q for the quarter ended September 30, 1993 (file number 0-17196)).

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

         10(a) Summary of informal cash bonus plan (incorporated by reference to Exhibit 10(a) to the Company's Form 10-K for the year ended June 30, 2001 (file number 0-17196).

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

         10(l) Form of Amended Option Agreements for the grant of Options under the Midwest Grain Products, Inc. 1998 Stock Incentive Plan for Salaried Employees (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended September 30, 1998 (file number 0-17196)).

         10(m) Form of Option Agreement for the grant of Options under the Midwest Grain Products, Inc. Stock Incentive Plan of 1996, as amended (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q for the quarter ended September 30, 1998 (file number 0-17196)).

         10(n)       Form  of  Incentive  Stock  Option  Agreement  approved  on
                     December  7,  2000,  for use  thereafter  under  the  Stock
                     Incentive Plan of 1996 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended December 31, 2000 (file number 0-17196)).

         10(o) Form of Incentive Stock Option Agreement approved on December 7, 2000 for use thereafter under the 1998 Stock Incentive Plan for Salaried Employees (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended December 31, 2000 (file number 0-17196)).

         10(p) Form of Memorandum of Agreement Concerning Options approved on December 7, 2000 between the Company and certain members of senior management, including the following named executive officers: Ladd M. Seaberg, Randall M. Schrick, Robert G. Booe, Dennis E. Sprague and Dr. Sukh Bassi (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended December 31, 2000 (file number 0-17196)).

         10(q) Form of Lease Agreement dated as of August 1, 2001 among GE Public Finance, Inc., The Unified Government of Wyandotte County, Kansas City, Kansas, and Midwest Grain Products, Inc. (incorporated by reference to Exhibit 10.10 to the Company's Form 10-K for the year ended June 30, 2001 (file number 0-17196).

         10(r) Form of Memorandum of Agreement Concerning Options approved on December 10, 2001 between the Company and certain members of senior management, including the following named executive officers: Ladd M. Seaberg, Robert G. Booe, Randall M. Schrick and Dr. Sukh Bassi (incorporated by reference to Exhibit 10 to the Company's form 10-Q for the quarter ended December 31, 2001 (file number 0-17196)).

         *10(s)      Lease  dated  December  16,  1993  between   Midwest  Grain
                     Products, Inc. and Cilcorp Development Services Inc.

         *10(t)      Steam  Heat  Service  Agreement  dated  December  16,  1993
                     between   Midwest   Grain   Products,   Inc.   and  Cilcorp
                     Development Services Inc.


         *10(u)      Cogeneration   Agreement  dated  December  16,  1993  among
                     Midwest  Grain  Products,   Inc.,  Central  Illinois  Light
                     Company and Cilcorp Development Services Inc.

         *13         Information  contained in the Midwest Grain Products,  Inc.
                     2001 Annual Report to Stockholders that is incorporated herein by reference.

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

        *23          Consent of BKD, LLP.

         25 Powers of Attorney executed by all officers and directors of the Company who have signed this report on Form 10-K (incorporated by reference to the signature pages of this report).

        *99.1        CEO   Certification   pursuant   to  Section   906  of  the
                     Sarbanes-Oxley Act of 2002

        *99.2        CFO   Certification   pursuant   to  Section   906  of  the
                     Sarbanes-Oxley Act of 2002

------------
*  Filed herewith

     The Company filed reports on Form 8-K on May 6 and May 7, 2002 reporting information under Item 9.

                                   SIGNATURES

     Pursuant to requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Atchison, State of Kansas, on this 6th day of September, 2002.

                                          MIDWEST GRAIN PRODUCTS, INC.

                                          By /s/ Laidacker M. Seaberg
                                                 Laidacker M. Seaberg, President


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

         Name                               Title                                              Date
         ----                               -----                                              ----

/s/Laidacker M. Seaberg                     President (Principal                        September 6, 2002
Laidacker M. Seaberg                        Executive Officer) and Director

/s/Robert G. Booe                           Vice President, Treasurer                   September 6, 2002
Robert G. Booe                              and Controller (Principal
                                            Financial and Accounting Officer)

/s/Michael Braude                           Director                                    September 6, 2002
Michael Braude

/s/Cloud L. Cray, Jr.                       Director                                    September 6, 2002
Cloud L. Cray, Jr.

/s/Michael R. Haverty                       Director                                    September 6, 2002
Michael R. Haverty

/s/Linda E. Miller                          Director                                    September 6, 2002
Linda E. Miller

/s/Robert J. Reintjes                       Director                                    September 6, 2002
Robert J. Reintjes

/s/Randy M. Schrick                         Director                                    September 6, 2002
Randy M. Schrick



/s/Daryl R. Schaller                        Director                                    September 6, 2002
Daryl R. Schaller

/s/James A. Schlindwein                     Director                                    September 6, 2002
James A. Schlindwein

CERTIFICATIONS

     I, Laidacker M. Seaberg, certify that:

     1. I have reviewed this annual report on Form 10-K of Midwest Grain Products, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


Date: September 6, 2002

                                            /s/ Laidacker M. Seaberg
                                                Laidacker M. Seaberg
                                                President and Chief Executive
                                                Officer


     I, Robert G. Booe, certify that:

     1. I have reviewed this annual report on Form 10-K of Midwest Grain Products, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


Date: September 6, 2002

                                                /s/  Robert G. Booe
                                                     Robert G. Booe
                                                     Vice President and Chief
                                                     Financial Officer

                          MIDWEST GRAIN PRODUCTS, INC.

                   Consolidated Financial Statement Schedules
                                   (Form 10-K)

                          June 30, 2002, 2001, and 2000
                         (With Auditors' Report Thereon)

BKD, LLP                                        Twelve Wyandotte Plaza
                                                120 West 12th Street, Suite 1200
                                                Kansas City, MO 64105-1936
--------------------------------------------------------------------------------
                                                        bkd.com

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


Board of Directors and Stockholders
Midwest Grain Products, Inc.
Atchison, Kansas


     In connection with our audit of the consolidated financial statements of MIDWEST GRAIN PRODUCTS, INC. for each of the three years in the period ended June 30, 2002, we have also audited the following financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits of the basic financial statements. The schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the consolidated financial statements.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                                /s/ BKD, LLP

Kansas City, Missouri
August 2, 2002
Member of Moores Rowland International

                          MIDWEST GRAIN PRODUCTS, INC.

                     VIII. VALUATION AND QUALIFYING ACCOUNTS


                           Balance,         Charged to        Charged                             Balance,
                           Beginning        Costs and         to Other                            End of
                           Of Period        Expenses          Accounts          Write-Offs        Period
                           ---------        --------          --------          ----------        ------
                                                     (In Thousands)
Year Ended
June 30, 2002
  Allowance for
  doubtful
  accounts                    $252           $473               --                  $473           $252

Year Ended
June 30, 2001
  Allowance for
  doubtful
  accounts                     252             82               ---                   82            252

Year Ended
June 30, 2000
  Allowance for
  doubtful
  accounts                      285           202               ---                  235            252


                                  EXHIBIT INDEX

      Exhibit No.                      Description
      -----------                      -----------

         3(a) Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) of the Company's Registration Statement No. 33-24398 on Form S-1).

         3(b) Bylaws of the Company (Incorporated by reference to Exhibit 3(b) of the Company's Registration Statement No. 33-24398 on Form S-1).

         4(a) Copy of Note Agreement dated as of August 1, 1993, providing for the issuance and sale of $25 million of 6.68% term notes ("Term Notes") (incorporated by reference to Exhibit 4.1 to the Company's Report on Form 10-Q for the quarter ended September 30, 1993 (file number 0-17196)).

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

         10(a) Summary of informal cash bonus plan. (incorporated by reference to Exhibit 10(a) to the Company's Form 10-K for the year ended June 30, 2001 (file number 0-17196).

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

         10(l) Form of Amended Option Agreements for the grant of Options under the Midwest Grain Products, Inc. 1998 Stock Incentive Plan for Salaried Employees (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended September 30, 1998 (file number 0-17196)).

         10(m) Form of Option Agreement for the grant of Options under the Midwest Grain Products, Inc. Stock Incentive Plan of 1996, as amended (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q for the quarter ended September 30, 1998 (file number 0-17196)).

         10(n) Form of Incentive Stock Option Agreement approved on December 7, 2000 for use thereafter under the 1998 Stock Incentive Plan of 1996 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended December 31, 2000 (file number 0-17196)).

         10(o) Form of Incentive Stock Option Agreement approved on December 7, 2000 for use thereafter under the 1998 Stock Incentive Plan for Salaried Employees (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended December 31, 2000 (file number 0-17196)).

         10(p) Form of Memorandum of Agreement Concerning Options approved on December 7, 2000 between the Company and certain members of senior management, including the following named executive officers: Ladd M. Seaberg, Randall M. Schrick, Robert G. Booe, Dennis E. Sprague and Dr. Sukh Bassi incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended December 31, 2000 (file number 0-17196)).

         10(q) Form of Lease Agreement dated as of August 1, 2001 among GE Public Finance, Inc., The Unified Government of Wyandotte County, Kansas City, Kansas, and Midwest Grain Products, Inc. (incorporated by reference to Exhibit 10.10 to the Company's Form 10-K for the year ended June 30, 2001 (file number (0-17196)).

         10(r) Form of Memorandum of Agreement Concerning Options approved on December 10, 2001 between the Company and certain members of senior management, including the following named executive officers: Ladd M. Seaberg, Robert G. Booe, Randall M. Schrick and Dr. Sukh Bassi (incorporated by reference to Exhibit 10 to the Company's form 10-Q for the quarter ended December 31, 2001 (file number 0-17196)).

        *10(s)       Lease  dated  December  16,  1993  between   Midwest  Grain
                     Products, Inc. and Cilcorp Development Services Inc.

        *10(t)       Steam  Heat  Service  Agreement  dated  December  16,  1993
                     between   Midwest   Grain   Products,   Inc.   and  Cilcorp
                     Development Services Inc.

        *10(u)       Cogeneration   Agreement  dated  December  16,  1993  among
                     Midwest  Grain  Products,   Inc.,  Central  Illinois  Light
                     Company and Cilcorp Development Services Inc.

        *13          Information  contained in the Midwest Grain Products,  Inc.
                     2001 Annual Report to Stockholders that is incorporated herein by reference.

         22          Subsidiaries  of  the  Company  other  than   insignificant
                     subsidiaries:

                                                                 State of
                                                                 Incorporation
                     Subsidiary                                  or Organization
                     ----------                                  ---------------

                     Midwest Grain Pipeline, Inc.                Kansas
                     Midwest Grain Products of Illinois, Inc.    Illinois
                     Kansas City Ingredient Technologies, Inc    Kansas

         *23         Consent of BKD, LLP.

         25 Powers of Attorney executed by all officers and directors of the Company who have signed this report on Form 10-K (incorporated by reference to the signature pages of this report).

         *99.1       CEO   Certification   pursuant   to  Section   906  of  the
                     Sarbanes-Oxley Act of 2002

         *99.2       CFO   Certification   pursuant   to  Section   906  of  the
                     Sarbanes-Oxley Act of 2002

------------
*  Filed herewith

The Company filed reports on Form 8-K on May 6 and May 7, 2002 reporting information under Item 9.