Form 10-Q
period 2002-09-30
MGP INGREDIENTS INC
filed 2002-11-14
CIK 835011

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For Quarter Ended September 30, 2002 - Commission File No. 0-17196



                              MGP INGREDIENTS, INC.
                    ---------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


               KANSAS                                         48-0531200
          --------------                                    --------------
  (State or Other Jurisdiction of                            IRS Employer
   Incorporation or Organization)                          Identification No.


                    1300 Main Street, Atchison, Kansas 66002
              ----------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)


                                 (913) 367-1480
              ---------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


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

                           Common stock, no par value
                          8,053,894 shares outstanding
                             as of November 8, 2002

                                      INDEX


PART I.  FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1. Financial Statements

     Independent Accountants' Review Report.........................           1

     Condensed Consolidated Balance Sheets as of
     September 30, 2002 and June 30, 2002...........................           2

     Condensed Consolidated Statements of Income for
     the Three Months Ended September 30, 2002 and 2001.............           4

     Condensed Consolidated Statements of Cash Flows for
     the Three Months Ended September 30, 2002 and 2001.............           5

     Notes to Condensed Consolidated Financial Statements...........           6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations......................           8

Item 3.    Quantitative and Qualitative Disclosures
           About Market Risk........................................          14

Item 4.    Controls and Procedures..................................          14

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings........................................          15

Item 4.    Submission of Matters to a Vote of Security Holders......          15

Item 6.    Exhibits and Reports on Form 8-K.........................          15

           Signatures...............................................          16

           Certifications...........................................          17

                         Independent Accountants' Report



Board of Directors and Stockholders
MGP Ingredients, Inc.
Atchison, Kansas   66002


We have reviewed the accompanying condensed consolidated balance sheets of MGP Ingredients, Inc. (f.k.a. Midwest Grain Products, Inc.) as of September 30, 2002 and the related condensed consolidated statements of income and cash flows for the three-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of June 30, 2002 and the related consolidated statements of income, retained earnings and cash flows for the year then ended (not presented herein), and in our report dated August 2, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                               BKD, LLP


Kansas City, Missouri
November 1, 2002

                             MGP Ingredients, Inc.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)


ASSETS

                                                                               September 30,         June 30,
                                                                                   2002                2002
                                                                            ----------------------------------------
                                                                                (Unaudited)
    Current Assets
        Cash and cash equivalents                                             $         22,447   $         24,045
        Investments                                                                      5,483              4,691
        Receivables, net of allowance of $252 at
          September 30, 2002 and June 30, 2002                                          19,226             24,071
        Inventories                                                                     23,045             20,755
        Prepaid expenses                                                                 2,049                550
        Deferred income taxes                                                              397                284
        Income taxes receivable                                                          1,266                585
                                                                               ---------------     --------------

               Total current assets                                                     73,913             74,981
                                                                               ---------------     --------------


    Property and Equipment, at cost                                                    255,515            258,501
        Less accumulated depreciation                                                  164,019            167,486
                                                                               ---------------     --------------

               Total property and equipment, net                                        91,496             91,015
                                                                               ---------------     --------------

    Insurance Receivable                                                                14,000                 --

    Other Assets                                                                           104                222
                                                                               ---------------     --------------
                                                                                        13,104                222
                                                                               ---------------     --------------



                                                                              $        179,513    $       166,218
                                                                               ===============     ==============

                                       3
_______________
See Accompanying Notes to Condensed Consolidated Financial
Statements and Independent Accountants' Review Report

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               September 30,         June 30,
                                                                                   2002                2002
                                                                            ----------------------------------------
                                                                                (Unaudited)
    Current Liabilities
        Current maturities of long-term debt                                  $          3,201   $          3,201
        Accounts payable                                                                 6,862              8,681
        Accrued expenses                                                                 3,452              3,745
        Deferred income                                                                 18,264             10,971
                                                                               ---------------    ---------------

               Total current liabilities                                                31,779             26,598
                                                                               ---------------    ---------------

    Long-Term Debt                                                                      15,927             18,433
                                                                               ---------------    ---------------

    Post-Retirement Benefits                                                             5,904              5,921
                                                                               ---------------    ---------------

    Deferred Income Taxes                                                               15,688             10,588
                                                                               ---------------    ---------------

    Stockholders' Equity
        Capital stock
           Preferred, 5% cumulative, $10 par value; authorized
              1,000 shares; issued and outstanding 437 shares                                4                  4
           Common, no par; authorized 20,000,000 shares;
               issued 9,765,172 shares                                                   6,715              6,715
        Additional paid-in capital                                                       2,605              2,601
        Retained earnings                                                              116,497            110,916
        Accumulated other comprehensive gain
          Cash flow hedges                                                                 392                176
                                                                               ---------------    ---------------
                                                                                       126,213            120,412

        Treasury stock, at cost
           Common
               September 30, 2002 - 1,704,278 shares
                  June 30, 2002 - 1,684,778 shares                                     (15,998)           (15,734)
                                                                               ---------------    ---------------
                                                                                       110,215            104,678
                                                                               ---------------    ---------------

               Total liabilities and stockholders' equity                     $        179,513   $        166,218
                                                                               ===============    ===============

                   Condensed Consolidated Statements of Income
                 Three Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                                                   2002                2001
                                                                            ----------------------------------------
                                                                                        (in thousands)
                                                                            ----------------------------------------

    Net Sales                                                                 $       42,899     $      54,294

    Cost of Sales                                                                     42,722            47,304
                                                                               -------------      ------------

    Gross Profit                                                                         177             6,990

    Selling, General and Administrative                                                3,321             4,151
                                                                               -------------      ------------

                                                                                      (3,144)            2,839

    Other Operating Income                                                             1,522             1,349
                                                                               -------------      ------------

    Operating Income (Loss)                                                           (1,622)            4,188

    Other Income, net                                                                 13,166               246

    Interest Expense                                                                    (321)             (394)
                                                                               -------------      ------------

    Income before Income Taxes                                                        11,223             4,040

    Provision for Income Taxes                                                         4,433             1,596
                                                                               -------------      ------------

    Net Income                                                                         6,790             2,444
                                                                               -------------      ------------

    Other Comprehensive Income                                                           385                --
                                                                               -------------      ------------

    Comprehensive Income                                                      $        7,175     $       2,444
                                                                               =============      ============

    Basic Earnings per Common Share                                           $         0.84     $        0.30
                                                                               =============      ============

    Diluted Earnings per Common Share                                         $         0.83     $        0.30
                                                                               =============      ============

    Dividends per Common Share                                                $         0.15     $        0.15
                                                                               =============      ============

                                       4
_____________
See Accompanying Notes to Condensed Consolidated Financial
    Statements and Independent Accountants' Review Report

                 Condensed Consolidated Statements of Cash Flows
                 Three Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                                                   2002                  2001
                                                                            ----------------------------------------
                                                                                        (in thousands)
                                                                            ----------------------------------------

    Operating Activities
        Net income                                                            $       6,790      $       2,444
        Items not requiring cash
           Depreciation                                                               3,666              3,532
           Deferred income taxes                                                      4,987               (277)
        Changes in
           Accounts receivable                                                        4,845               (560)
           Inventories                                                               (2,074)            (1,708)
           Insurance receivable                                                     (13,000)                --
           Accounts payable                                                          (2,949)            (3,490)
           Deferred revenue                                                           7,293             (1,367)
           Income taxes (receivable) payable                                           (681)             1,595
           Other                                                                     (1,691)              (718)
                                                                               ------------       ------------

               Net cash provided by (used in) operating activities                    7,186               (549)
                                                                               ------------       ------------

    Investing Activities
        Additions to property and equipment                                          (5,226)            (2,263)
        Net purchases of investments                                                   (792)                --
                                                                               ------------       ------------

               Net cash used in investing activities                                 (6,018)            (2,263)
                                                                               -----------        -----------

    Financing Activities
        Purchase of treasury stock                                                     (273)              (363)
        Sale of treasury stock                                                           13                 --
        Net payments on long-term debt                                               (2,506)           (10,785)
        Net proceeds from issuance of long-term debt                                     --              6,423
                                                                               ------------       ------------

                 Net cash used in financing activities                               (2,766)            (4,725)
                                                                               ------------       ------------

    Decrease in Cash and Cash Equivalents                                            (1,598)            (7,537)

    Cash and Cash Equivalents, Beginning of Period                                   24,045             33,454
                                                                               ------------       ------------

    Cash and Cash Equivalents, End of Period                                  $      22,447      $      25,917
                                                                               ============       ============

                                       5
_____________
See Accompanying Notes to Condensed Consolidated Financial
    Statements and Independent Accountants' Review Report

              Notes to Condensed Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)


NOTE 1:  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of the Company's management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. The condensed consolidated balance sheet as of June 30, 2002 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K Annual Report for 2002 filed with the Securities and Exchange Commission. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

NOTE 2:  INSURANCE RECOVERIES

     On September 13, 2002, the Company's Atchison, Kansas distillery was shut down as the result of an explosion at the distillery. As a result, business interruption insurance proceeds of $530,000 were recorded as other operating income for the quarter ended September 30, 2002. In addition, the Company recorded an insurance receivable totaling approximately $14 million and reflected as other income a gain of approximately $13 million resulting from the property damage incurred. The Company and its insurer are in the process of determining the actual damages, and the ultimate insurance recovery could differ from the estimate recorded at September 30, 2002. Additional costs (net of insurance recoveries) related to the interruption of the Company's operations at the Atchison, Kansas facility will be recognized in future periods, as they are incurred. Amounts of such future costs (net of insurance recoveries) can not be estimated at this time but are expected primarily to relate to inefficiencies in production and additional shipping and handling costs resulting from the shut-down of the Atchison distillery operation.

NOTE 3: CONTINGENCIES

     There are various legal proceedings involving the Company and its subsidiaries. Management considers that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or operations of the Company.

              Notes to Condensed Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)

NOTE 4.     OPERATING SEGMENTS

     The Company operations are classified into two reportable segments: ingredients and distillery products. Products within the ingredients segment consist of starches, including commodity wheat starch and modified and specialty wheat starches, proteins, including commodity wheat gluten, specialty wheat, soy and other proteins, and mill feeds. Distillery products consist of food grade alcohol, including beverage alcohol and industrial alcohol, fuel grade alcohol, and distillers feed and carbon dioxide, which are by-products of the Company's distillery operations. In its Annual Report on Form 10-K, the Company referred to its ingredients segment as its wheat-based products segment. Although substantially all of the Company's products are wheat-based products, it also sells small amounts of soy-based and other natural grain-based ingredients, including oat protein products, and includes these products in the same segment as its wheat-based products; therefore, the Company has redesignated its former wheat-based products segment as its ingredients segment.

     The operating profit for each segment is based on net sales less identifiable operating expenses. Interest expense, investment income and other general miscellaneous expenses have been excluded from segment operations and classified as Corporate. Receivables, inventories and equipment have been identified with the segments to which they relate. All other assets are considered as Corporate.

                                                                             Three Months ended September 30th
                                                                                   2002                2001
                                                                            ----------------------------------------
           Sales to customers
               Ingredients                                                    $         13,092   $         15,984
               Distillery products                                                      29,807             38,311
                                                                               ---------------    ---------------
                                                                              $         42,899   $         54,294
                                                                               ===============    ===============
           Depreciation
               Ingredients                                                    $          1,235   $          1,272
               Distillery products                                                       2,200              2,043
               Corporate                                                                   231                217
                                                                               ---------------    ---------------
                                                                              $          3,666   $          3,532
                                                                               ===============    ===============
           Income before income taxes
               Ingredients                                                    $            618   $           (914)
               Distillery products                                                      10,880              5,056
               Corporate                                                                  (275)              (102)
                                                                               ---------------    ---------------
                                                                              $         11,223    $         4,040
                                                                               ===============    ===============
           Identifiable assets
               Ingredients                                                    $         53,403   $         51,620
               Distillery products                                                      77,607             71,351
               Corporate                                                                48,503             43,247
                                                                               ---------------    ---------------
                                                                              $        179,513   $        166,218
                                                                               ===============    ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

This section contains forward-looking statements as well as historical information. Forward-looking statements are identified by or are associated with such words as "intend," "believe," "estimate," "expect," "anticipate,"
"hopeful," "should" and "could" and similar expressions. They reflect management's current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance. The forward-looking statements are based on many assumptions and factors including those relating to grain prices, energy costs, product pricing, competitive environment and related market conditions, operating efficiencies, access to capital and actions of governments and insurers. Any changes in the assumptions or factors could produce materially different results than those predicted and could impact stock values.

RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

     Reference is made to the Company's Annual Report on Form 10K for accounting policies which are considered by management to be critical to an understanding of the Company's financial statements.

OPERATIONS

     The Company is a fully integrated producer of certain ingredients and distillery products and has two reportable segments, an ingredients segment and a distillery products segment. Products included within the ingredients segment consist of starches, including commodity wheat starch and modified and specialty wheat starches, proteins, including commodity wheat gluten, specialty wheat, soy and other proteins, and mill feeds. Distillery products consist of food grade alcohol, including beverage alcohol and industrial alcohol, fuel alcohol, commonly known as ethanol, and distillers grain and carbon dioxide, which are by-products of the Company's distillery operations. In its Annual Report on Form 10-K for the fiscal year ended June 30, 2002, the Company referred to its ingredients segment as its wheat-based products segment. Although substantially all of the Company's products are wheat-based products, it also sells small amounts of soy-based and other natural grain-based ingredients, including oat protein products, and includes these products in the same segment as its wheat-based products; therefore, the Company has redesignated its former wheat-based products segment as its ingredient segment.

     The Company processes its products at plants located in Atchison, Kansas and Pekin, Illinois. The Company also operates a wheat protein and wheat starch mixing facility in Kansas City, Kansas. Wheat is purchased directly from local and regional farms and grain elevators and milled into flour and mill feeds. The flour is processed with water to extract vital wheat gluten, a portion of which is further processed into specialty wheat proteins. Vital wheat gluten and most wheat protein products are dried into powder and sold in packaged or bulk form. The starch slurry which results after the extraction of the gluten and wheat proteins is further processed to extract premium wheat starch, which is also dried into powder and sold in packaged or bulk form, either as commodity wheat starch or, after further processing, as modified or specialty wheat starch. The remaining slurry is mixed with mill feeds, corn or milo and water and then cooked, fermented and distilled into alcohol. The residue of the distilling operations is dried and sold as a high protein additive for animal feed. Carbon dioxide which is produced during the fermentation process is trapped and sold. Mill feeds not used in the distilling process are sold to feed manufacturers.

     On September 13, 2002, there was an explosion at the Company's Atchison plant which caused significant damage to the Company's distillery operations at that location. There were no fatalities and only a few minor injuries; however, damage to the distillery was major, affected results for the quarter and is expected to have a continuing impact throughout the year. Historically, the Atchison distillery has produced approximately one-third of the Company's total alcohol output, accounting for approximately 19% of its total fuel grade alcohol production and approximately 67% of its total food grade alcohol production during the last fiscal year. As a result of the explosion, the Company will be unable to produce alcohol at its Atchison plant for an extended period. While some production could resume by early December 2002, the total rebuilding process is expected to take from nine months to a year to complete. In the meantime, production facilities at the Pekin, Illinois facility should be adequate to supply alcohol to regular customers; however, the Company's ability to supply spot business at this time is substantially reduced. Because its ingredient and alcohol production processes are integrated, the distillery shutdown has also affected the Company's ability to produce the base proteins and starches which are used in the production of specialty ingredients, at this location. The Company has altered its operations to use its Illinois facility to produce base proteins and starches, which are then shipped to the Atchison facility as raw material for producing specialty ingredients. As a result, the Company's ability to supply its specialty products to customers has not been substantially affected, although production costs are higher. Operating losses incurred as a result the distillery shutdown are being partially reduced by business interruption insurance.

     The Company is proceeding with plans to restart alcohol production in Atchison and, as noted above, the total rebuilding process is expected to take from nine months to a year to complete. Although a full damage assessment is yet to be completed, the Company has made a preliminary determination of equipment replacement needs. The Company believes insurance proceeds will be sufficient to substantially offset rebuilding costs. The gain resulting from insurance proceeds in excess of the net recorded costs of assets destroyed in the accident is expected to exceed $13 million, which amount is included as other non-operating income for the first quarter of fiscal 2003.

     As a result of the distillery explosion and increased grain prices, the Company's operating income target for the fiscal year (which excludes insurance gains) is to break even. Actual results for fiscal 2003 might differ materially from the goal identified in this forward-looking statement due to the factors referred to above under "Forward Looking Statements", and especially those identified in this paragraph. The Company may not reach its target if alcohol selling prices, over which the Company has little or no control, do not show modest improvement and if the Company does not experience steady increases in sales of specialty ingredients. Increased sales of specialty ingredients depend primarily on the Company's ability to expand its customer base, customer acceptance of new products and competition.

     The following is a summary of revenues and pre-tax profits/(loss) allocated to each reportable operating segment for the three months ending September 30 in fiscal 2003 and fiscal 2002:

                                            (dollars in thousands)
                                            2003              2002
                                            ----              ----
Ingredients
     Net Sales                             $13,092           $15,983
     Pre-Tax  Income                          $618             ($914)

Distillery  Products
     Net Sales                             $29,807           $38,311
     Pre-Tax  Income                       $10,880           $ 5,056

         GENERAL

     The Company experienced net income of $6,790,000 in the first quarter of fiscal 2003 compared to net income of $2,444,000 in the first quarter of fiscal 2002. This improvement was due to $13 million in non-operating income ($7.9 million after the effects of income taxes) resulting from the recognition of expected insurance proceeds in excess of the net recorded costs of assets that were destroyed in the distillery explosion at the Company's Atchison, Kansas plant on September 13, 2002. This amount more than offset what otherwise would have been a net loss of $1,110,000 that was experienced in the current year's first quarter. The Company's operating results were adversely affected by reduced sales of distillery products and higher prices for grain, particularly corn, compared to a year ago. The Company also experienced a decrease in ingredients sales due to a planned reduction in sales of commodity ingredients, which consist of vital wheat gluten and commodity wheat starch. Meanwhile, sales of the Company's specialty ingredients, primarily specialty wheat proteins and starches, increased by 10 percent over the prior year's first quarter level.

     Business interruption insurance to compensate for the effects of the distillery explosion amounted to $530,000 in the quarter and helped reduce the operating loss during that period. The operating loss was also reduced by a United States Department of Agriculture (USDA) cash incentive program for ethanol producers. Additionally, the Company benefited from approximately
$621,000 in operating net income from a USDA Commodity Credit Corporation program to support the development of specialty wheat protein and wheat starch products, as well from approximately $1,063,000 in net income received from a Department of Agriculture program to provide cash incentives to ethanol producers. Details of these programs, which are helping the Company evolve its business in both of its operating segments, are provided below.

     While the Company began experiencing some improvement in selling prices for its alcohol products at the end of the first quarter, grain prices, particularly corn, also rose higher.

     INGREDIENTS. First quarter sales of ingredients, consisting primarily of commodity and specialty wheat starches and proteins, decreased compared to the same period in the prior year due to a planned reduction in sales of commodity wheat starch and vital wheat gluten, a protein that is used mainly as an ingredient in bread products. However, sales of specialty ingredients increased approximately 10% over the prior year's first quarter due to higher sales of specialty proteins. Sales of specialty starches were essentially even with a year ago.

     The jump in specialty ingredient sales mainly resulted from expanded marketing programs and heightened customer interest. The reduction in commodity wheat starch sales resulted from the Company's decision to emphasize specialty and modified starch sales over commodity wheat starch sales. The reduction in vital wheat gluten sales occurred because the Company elected to curtail production due to pricing pressures from artificially low priced gluten imports from the European Union. Competitive pressures from the E.U. increased following the expiration of the three-year-long quota on wheat gluten imports in early June 2001. Unless future conditions warrant otherwise, the Company plans to maintain a reduced presence in the more traditional wheat gluten and commodity wheat starch markets while continuing to expand its presence in specialty wheat protein and starch markets.

     In June 2001, the White House approved a two-year program to support the development of specialty wheat gluten and wheat starches to assist wheat gluten producers adjust to import competition. This program was implemented in lieu of an extension to a three-year long gluten import quota that began in June, 1998. Administered by the U.S. Department of Agriculture's Commodity Credit Corporation, the program is scheduled to end May 31, 2003. Under the program, the Company is eligible for approximately $26 million of the program total of $40 million. On June 29, 2001, the Company received approximately $17,280,000 for the first year of the program. The Company received the balance of the award for the second year of the program in July, 2002. The Company must submit quarterly reports to the Commodity Credit Corporation listing costs incurred and activities conducted to date and an annual performance report after each year of the program explaining its activities. The Commodity Credit Corporation may ask for a refund with interest of some or all of the funds allocated to the Company if it determines that the Company has not made significant progress in completing its stated activities. Based on its contacts with Commodity Credit Corporation personnel through the quarterly reporting process, the Company believes that it is making satisfactory progress.

     The funds allocated under the Commodity Credit Corporation program are to be used for capital, research, marketing and promotional costs related to specialty wheat protein and wheat starch products. Funds received are recognized in income during the period in which they are expended for a permitted purpose. However, funds that are used for capital expenditure projects will be recognized in income over the periods during which those projects are depreciated. They are not intended to be used to reduce production- and marketing-related costs for commodity vital wheat gluten and wheat starches that could extend the U.S. industry's participation in these markets.

     Nearly 75% of the funds for the two years combined are expected to be used for capital projects, and will be reflected in earnings over the next seven to ten years. These projects include an $8.3 million expansion project at the
Company's Atchison plant. The expansion is scheduled for completion in mid-November, 2002 and involves the installation of additional processing and drying equipment for the production of ingredients for bakery, pasta and noodle and related food markets, both domestic and foreign. The remaining 25% of the funds are being applied toward research and marketing-related costs and, therefore, are reflected in earnings. As reported to the Commodity Credit Corporation, during fiscal 2002, approximately $13.6 million (including funds for capital projects that began in fiscal 2002 and are scheduled for completion in fiscal 2003) was earmarked (of which $8.3 million was expended during the year) for capital projects and $3.7 million was applied to research- and marketing-related costs. In the first quarter of fiscal 2003, approximately $4.2 million was applied to capital projects, and approximately $781,000 was applied to research- and marketing-related costs. The Company expects to apply approximately $10.6 million for capital projects during the entire year, which includes carry-over funds from the prior year, and $3.0 million for research and marketing related costs.

     DISTILLERY PRODUCTS. Total sales of distillery products in the first quarter of fiscal 2003 were down substantially compared to the same period in the prior year. This was due to lower selling prices for both food grade and fuel grade alcohol, commonly known as ethanol, and lower unit sales resulting from reduced production caused by the distillery explosion at the Company's Atchison plant on September 13, 2002. The decline in selling prices for food grade alcohol was due to increased competitive pressures during the quarter. The decrease in selling prices for fuel grade alcohol primarily was due to increased ethanol supplies throughout the industry, a situation which developed in the second half of fiscal 2002. Although recently prices have begun to show some improvement, they remain below prices experienced at the same time last year.

     The Company has been participating in a program that was developed by the U.S. Department of Agriculture and initiated in December, 2000 to provide a cash incentive for ethanol producers who increase their grain usage over comparable quarters to raise fuel alcohol production. Since the third quarter of fiscal 200l through the first quarter of fiscal 2003, the Company has satisfied the program's eligibility requirements and has received payments accordingly. In the first quarter of fiscal 2003, the Company received a payment of approximately $l,758,000 from the program, which is included in the Company's pre-tax income for the quarter. The program extends through September, 2006, with funding determined annually. The Company's eligibility to participate in the program is determined from quarter to quarter. However, due to the reduced production resulting from the distillery shutdown in Atchison, the Company's eligibility through the remainder of fiscal 2003 is questionable.

         SALES

     Net sales in the first quarter of fiscal 2003 decreased by approximately $11.4 million from net sales in the first quarter of fiscal 2002. This decrease resulted mainly from a 22% reduction in sales of distillery products and a 18% reduction in sales of ingredients.

     The decline in sales of ingredients, consisting of commodity and specialty starches and proteins, was due to planned reductions in sales of commodity wheat starch and vital wheat gluten. Sales of vital wheat gluten also dropped due to reduced selling prices. Commodity wheat starch sales declined primarily due to a reduction in unit sales. Sales of specialty ingredients, consisting primarily of specialty wheat proteins and starches, increased in the aggregate by approximately 10% over the prior year's first quarter. This increase was due primarily to higher unit sales.

     Distillery product sales in the first quarter were lower than the prior year due to decreased selling prices and reduced production caused by the September 13th distillery explosion. Lower sales of food grade alcohol resulted from decreased selling prices in both the beverage and industrial markets. A small increase in unit sales of beverage alcohol offset a small decrease in unit sales of industrial alcohol. Sales of fuel grade alcohol fell compared to the first quarter of fiscal 2002 due to decreases in both selling prices and unit sales. Sales of distillers feeds, the principal by-product of the alcohol production process, decreased as the result of lower production caused by the Atchison distillery shutdown.

         COST OF SALES

     The cost of sales in the first quarter of fiscal 2003 decreased by approximately $4.6 million below the cost of sales in the first quarter of the prior fiscal year. This principally was due a decline in raw material costs resulting from reduced production of alcohol products and commodity ingredients, and to a lesser extent, a decrease in energy costs. In addition, the Company received approximately $1.8 million in pre-tax income from the U.S. Department of Agriculture's cost incentive program for ethanol producers discussed elsewhere. The funds from this program are not included in sales, but reduce cost of sales and, therefore, are reflected in pre-tax income.

     In connection with the purchase of raw materials, principally corn and wheat, for anticipated operating requirements, the Company enters into commodity contracts to reduce or hedge the risk of future grain price increases. During the first quarter of fiscal 2003, the Company hedged approximately 56% of corn processed, compared to 61% in the first quarter of fiscal 2002. Of the wheat processed by the Company in the first quarter of fiscal 2003, 27% of wheat was hedged compared to 0% that was hedged in the first quarter of fiscal 2002. Additionally, the Company uses gasoline futures to hedge fuel alcohol sales made under contracts with price terms based on gasoline futures. In the first quarter of fiscal 2003, raw material costs included a net hedging gain of $343,000 compared to a net hedging gain of $210,000 in the prior fiscal year's first quarter.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses in the first quarter of fiscal 2003 were approximately $830,000 lower than selling, general and administrative expenses in the first quarter of fiscal 2002. The decrease was due to various factors, including a nearly $300,000 decrease in bad debt expense, and reductions in staff bonus incentives, advertising and travel costs.

         OTHER OPERATING INCOME

     The increase in other operating income relates to the recognition of $530,000 in business interruption insurance. There was a decline from the prior year in the pre-tax income recognized from the previously discussed U.S. Department of Agriculture Commodity Credit Corporation program for specialty wheat protein and wheat starch products.

         OTHER INCOME

     The increase in other income is due to the recognition of expected insurance proceeds in excess of the net recorded costs of assets that were destroyed in a distillery explosion at the Company's Atchison plant in September.

         TAXES AND INFLATION

     The consolidated effective income tax rate is consistent for all periods. The general effects of inflation were minimal.

         NET INCOME

     As the result of the foregoing factors, the Company experienced net income of $6,790,000 in the first quarter of fiscal 2003 compared to net income of $2,444,000 in the first quarter of fiscal 2002.


LIQUIDITY AND CAPITAL RESOURCES

      The following table is presented as a measure of the Company's liquidity and financial condition:

                                                      September 30,   June 30,
                                                          2002          2002
--------------------------------------------------------------------------------
(in thousands)
Cash and cash equivalents                             $  22,447      $  24,045
Working capital                                          42,134         48,676
Aounts available under lines of credit                   10,000         10,000
Notes payable and long-term debt                         19,128         21,634
Stockholders' equity                                    110,215        104,678
================================================================================

     The improved cash flow generated from operations was largely the result of the second year installment of the USDA grant received during the first quarter of fiscal 2003.The first installment had been received prior to June 30, 2001. Cash flow provided by operations combined with excess cash from last year was used for equipment additions, reductions in debt and treasury stock purchases.

     The Company made open market purchases of 30,000 shares of its common stock during the quarter. These purchases were made to fund the Company's stock option plans and for other corporate purposes. As of September 30, 2002, the Board has authorized the purchase of an additional 237,282 shares of the Company's common stock. During the quarter, 10,500 shares of the treasury stock were sold as employees exercised options under the Company's stock option plans.

     At September 30, 2002, exclusive of replacement of the distillery in Atchison destroyed by the explosion, the Company had $5.4 million committed to improvements, including completion of the expansion project relating to the Company's specialty wheat protein products, and replacements of existing equipment. The rebuilding costs for the Atchison distillery should be substantially offset by insurance proceeds.

     In connection with the Company's long term loan agreements, it is required, among other covenants, to maintain certain financial ratios, including a current ratio (current assets to current liabilities) of 1.5 to 1, minimum consolidated tangible net worth (shareholders' equity less intangible assets) of approximately $84 million, debt to tangible net worth not to exceed 2.5 to 1, and debt service coverage ratio (generally, the ratio of (i) the sum of (a) net income (adjusted to exclude gains or losses from the sale or other disposition of capital assets and other matters) plus (b) provision for taxes plus (c) fixed charges, to (ii) fixed charges) for the period of the four consecutive fiscal quarters ended as of the measurement date of 1.5 to 1. The Company's line of credit agreement contains similar provisions. As of September 30, 2002, the Company was in compliance with the financial and other covenants in its loan and line of credit agreements. However, as stated elsewhere in this report, the Company is targeting only a break-even year for operating income purposes, and, because of uncertainty relating to the treatment of insurance proceeds, there may be a question in future periods as to the Company's compliance with the debt service coverage ratio covenants. Although it has not discussed this matter with its lenders, because it intends to rebuild its distillery, the Company believes that gain resulting from property damage should be treated as net income for purposes of calculating the debt service coverage ratio and not excluded from the calculation as gain from the sale or other disposition of assets.

     The Company's line of credit for $10 million extends to November 2003.

     While working capital declined approximately $6.5 million during the quarter from the addition of property and equipment and the reduction in long-term debt, the Company has maintained its normally strong equity and working capital positions while continuing to generate positive earnings before interest, taxes, and depreciation. Management believes the Company is well positioned to effectively expand its production of specialty products as well as supply customer needs for all its other products.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company produces its products from wheat, corn and milo and, as such, is sensitive to changes in commodity prices. Grain futures and/or options are used as a hedge to protect against fluctuations in the market. The information regarding inventories and futures contracts at June 30, 2002, as presented in the annual report, is not significantly different from September 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES

(a)      Evaluation of disclosure controls and procedures.

          The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Form 10-Q Quarterly Report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-Q Quarterly Report was being prepared.

(b)      Changes in internal controls.

          There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

                                    PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Reference is made to the Company's Annual Report on Form 10-K for the year ended June 30, 2002 for information regarding certain legal proceedings to which the Company's Illinois subsidiary is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders of the Company was held on October 10, 2002. The following actions were taken at the meeting:

1. Michael R. Haverty was elected to the office of Group A Director for a term expiring in 2005 with 7,588,548 common share votes for his election and 26,153 votes withheld.

2. Randall M. Schrick was elected to the office of Group B Director for a term expiring in 2005 with 418 preferred share votes for his election and no votes withheld.

3. Laidacker M. Seaberg was elected to the office of Group B Director for a term expiring in 2005 with 418 preferred share votes for his election and no votes withheld.

     In addition, the terms of, Linda E. Miller, Daryl R.Schaller, Ph.D., and James A. Schlindwein as Group A Directors continued after the annual meeting and the terms of Michael Braude, Cloud L.Cray, Jr. and Robert J. Reintjes as Group B Directors continued after the annual meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

          3 Amended and Restated Articles of Incorporation of the Company, as amended.

          15.1 Letter from independent public accountants  pursuant to paragraph
               (d) of Rule 10-01 of Regulation S-X (incorporated by reference to Independent Accountants' Review Report at page 1 hereof).

          15.2 Letter from independent public accountants concerning the use of its Review Report in the Company's Registration Statement No. 333-51849.

          99.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)      Reports on Form 8-K

The Company filed reports on Form 8-K under Item 9 on August 7, August 12, August 27, August 28 and September 17, 2002 and a report on Form 8-K under Item 5 on September 13, 2002.

                                   SIGNATURES


     Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     MGP INGREDIENTS, INC.


Date:  November 13, 2002                     By: /s/ Ladd M. Seaberg
                                                 Ladd M. Seaberg, President
                                                 and Chief Executive Officer


Date:  November 13, 2002                     By: /s/ Brian T.Cahill
                                                 Brian T. Cahill, Vice President
                                                 and Chief Financial Officer

CERTIFICATIONS

I, Ladd M. Seaberg, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of MGP Ingredients, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002                               /s/  Ladd M. Seaberg
                                                         Ladd M. Seaberg
                                                         President and
                                                         Chief Executive Officer

CERTIFICATIONS

I, Brian T. Cahill, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of MGP Ingredients, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                                  /s/ Brian T. Cahill
                                                         Brian T.Cahill
                                                         Vice President,
                                                         Chief Financial Officer