Form 10-Q
period 2002-12-31
MGP INGREDIENTS INC
filed 2003-02-14
CIK 835011

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 2002 - Commission File No. 0-17196

                   MGP INGREDIENTS, INC.
(Exact Name of Registrant as Specified in Its Charter)

KANSAS (State or Other Jurisdiction of Incorporation or Organization)	48-0531200 IRS Employer Identification No.

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

 X  YES           NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value
7,974,394 shares outstanding
as of February 12, 2003

INDEX

Page

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 6.	Exhibits and Reports on Form 8-K	16
.
	Signatures	17

	Certifications	17

i

Independent Accountants’ Report

Board of Directors and Stockholders
MGP Ingredients, Inc.
Atchison, Kansas 66002

We have reviewed the accompanying condensed consolidated balance sheets of MGP Ingredients, Inc. (f.k.a. Midwest Grain Products, Inc.) as of December 31, 2002 and the related condensed consolidated statements of income for the three-month and six-month periods ended December 31, 2002 and 2001 and the related condensed consolidated statements of cash flows for the six-month periods ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

/s/ BKD, LLP

Kansas City, Missouri
January 29, 2003

MGP Ingredients, Inc.
Condensed Consolidated Balance Sheets
(in thousands)

Assets

	December 31, 2002 (Unaudited)	June 30, 2002
Current Assets
Cash and cash equivalents	$ 26,795	$ 24,045
Investments	--	4,691
Receivables, net of allowance of $252 at December 31, 2002 and June 30, 2002	20,638	24,071
Inventories	23,162	20,755
Prepaid expenses	2,423	550
Deferred income taxes	397	284
Income taxes receivable	1,235	585

Total current assets	74,650	74,981

Property and Equipment, at cost	258,687	258,501
Less accumulated depreciation	167,554	167,486

Total property and equipment, net	91,133	91,015

Insurance Receivable	14,000	--

Other Assets	3	222

	14,003	222

	$ 179,786	$ 166,218

See Accompanying Notes to Condensed Consolidated Financial
    Statements and Independent Accountants' Review Report

Liabilities and Stockholders' Equity

	December 31, 2002 (Unaudited)	June 30, 2002
Current Liabilities
Current maturities of long-term debt	$ 3,202	$ 3,201
Accounts payable	10,378	8,681
Accrued expenses	2,853	3,745
Deferred income	17,053	10,971

Total current liabilities	33,486	26,598

Long Term Debt	15,695	18,433

Post-Retirement Benefits	5,895	5,921

Deferred Income Taxes	15,688	10,588

Stockholder's Equity
Capital stock
Preferred, 5% cumulative, $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common, no par; authorized 20,000,000 shares; issued 9,765,172 shares	6,715	6,715
Additional paid-in capital	2,605	2,601
Retained earnings	116,543	110,916
Accumulated other comprehensive gain (loss)
Cash flow hedges	(223)	176
	125,644	120,412

Treasury stock, at cost
Common
December 31, 2002 - 1,784,278 shares
June 30, 2002 - 1,684,778	(16,622)	(15,734)

	109,022	104,678

Total liabilities and stockholders' equity	$ 179,673	$ 166,218

MGP Ingredients, Inc.
Condensed Consolidated Statements of Income
Three and Six Months Ended December 31, 2002 and 2001
(Unaudited)

	Three	Months	Six	Months
	2002	2001	2002	2001
	(in thousands)	(in thousands)	(in thousands)	(in thousands)

Net Sales	$ 44,408	$ 54,392	$ 87,307	$ 108,688

Cost of Sales	46,903	47,500	89,625	94,804

Gross Profits (Loss)	(2,495)	6,894	(2,318)	13,884

Selling, General and Administrative	3,406	3,548	6,727	7,699

	(5,901)	3,346	(9,045)	6,185

Other Operating Income	6,171	1,105	7,694	2,451

Operating Income (Loss)	270	4,451	(1,351)	8,636

Other Income, net	113	121	13,279	370

Interest Expense	(304)	(355)	(626)	(749)

Income before Income Taxes	79	4,217	11,302	8,257

Provision for Income Taxes	31	1,666	4,464	3,262

Net Income	48	2,551	6,838	4,995

Other Comprehensive Income (Loss)	(223)	365	(608)	365

Comprehensive Income (Loss)	$ (175)	$ 2,916	$ 6,230	$ 5,360

Basic Earnings per Common Share	$ 0.01	$ 0.32	$ 0.85	$ 0.62

Diluted Earnings per Common Share	$ 0.01	$ 0.31	$ 0.85	$ 0.61

Dividends per Common Share	$ 0.15	$ 0.15	$ 0.15	$ 0.15

See Accompanying Notes to Condensed Consolidated Financial
    Statements and Independent Accountants' Review Report

MGP Ingredients, Inc.
Condensed Consolidated Statements of Cash Flows
Six Months Ended December 31, 2002 and 2001
(Unaudited)

	2002	2001
	(in thousands)	(in thousands)
Operating Activities
Net income	$ 6,838	$ 4,995
Items not requiring cash
Depreciation	7,163	7,109
Deferred income taxes	4,987	(38)
Gain on insurance recovery	(13,000)	--
Changes in
Accounts receivable	3,433	1,676
Inventories	(2,806)	(3,993)
Accounts payable	1,563	756
Deferred revenue	6,082	(2,514)
Income taxes (receivable) payable	(650)	1,561
Other	(2,572)	(583)

Net cash provided by operating activities	11,038	8,969

Investing Activities
Additions to property and equipment	(8,147)	(5,620)
Net proceeds from disposition of investments	4,691	--

Net cash used in investing activities	(3,456)	(5,620)

Financing Activities;
Purchase of treasury stock	(884)	(1,598)
Net payments on long-term debt	(2,737)	(11,017)
Net proceeds from issuance of long-term debt	--	6,423
Dividends paid	(1,211)	(1,220)

Net cash used in financing activities	(4,832)	(7,412)

Decrease in Cash and Cash Equivalents	2,750	(4,063)

Cash and Cash Equivalents, Beginning of Period	24,045	33,454

Cash and Cash Equivalents, End of Period	$ 26,795	$ 29,391

See Accompanying Notes to Condensed Consolidated Financial
    Statements and Independent Accountants' Review Report

Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of the Company’s management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. The condensed consolidated balance sheet as of June 30, 2002 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Form 10-K Annual Report for 2002 filed with the Securities and Exchange Commission. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Note 2:  Insurance Recoveries

On September 13, 2002, the Company’s Atchison, Kansas distillery was shut down as the result of an explosion at the distillery. As a result, business interruption insurance proceeds of $5,000,000 and $5,530,000 were recorded as other operating income for the three months and six months ended December 31, 2002, respectively. In addition, the Company recorded an insurance receivable totaling approximately $14 million and reflected as other income of approximately $13 million gain, resulting from the property damage incurred. The Company and its insurer are in the process of determining the actual damages, and the ultimate insurance recovery could differ from the estimate recorded at September 30, 2002. Additional costs (net of insurance recoveries) will be recognized in future periods, as they are incurred. Amounts of such future costs (net of insurance recoveries) cannot be estimated at this time, but are expected primarily to relate to inefficiencies in production and additional shipping and handling costs resulting from the shut-down of the Atchison distillery operation.

Note 3:  Contingencies

There are various legal proceedings involving the Company and its subsidiaries. Management considers that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or operations of the Company.

Note 4:  Operating Segments

The Company is a fully integrated producer of ingredients and distillery products. The operations are classified into two reportable segments: ingredients and distillery products. Ingredients consist of specialty ingredients, including specialty, or value-added, wheat proteins and starches, commodity ingredients, including vital wheat gluten and commodity wheat starch, and mill feeds. Distillery products consist of food grade alcohol, including beverage alcohol and industrial alcohol, fuel grade alcohol, and distillers’ feed and carbon dioxide, which are by-products of the Company’s distillery operations.

The operating profit for each segment is based on net sales less identifiable operating expenses. Interest expense, investment income and other general miscellaneous expenses have been excluded from segment operations and classified as Corporate. Receivables, inventories and equipment have been identified with the segments to which they relate. All other assets are considered as Corporate.

	Three	Months	Six	Months
	2002	2001	2002	2001
Sales to customers
Ingredients	$ 12,991	$ 17,525	$ 26,083	$ 33,508
Distillery products	31,417	36,869	61,224	75,180

	$ 44,408	$ 54,394	$ 87,307	$ 108,688
Depreciation
Ingredients	$ 1,239	$ 1,235	$ 2,474	$ 2,507
Distillery products	2,073	1,994	4,273	4,082
Corporate	185	303	416	520

	$ 3,497	$ 3,532	$ 7,163	$ 7,109
Income before income taxes
Ingredients	$ 1,690	$ 2,723	$ 2,308	$ 1,809
Distillery products	(1,136)	2,179	9,744	7,235
Corporate	(475)	(685)	(750)	(787)

	$ 79	$ 4,217	$ 11,302	$ 8,257

Item 2.  Management’s Discussion and Analysis of
Financial Condition and Results of Operations.

Forward Looking Statements

This section contains forward-looking statements as well as historical information. Forward-looking statements are identified by or are associated with such words as “intend,” “believe,” “estimate,” “expect,” “anticipate,” “hopeful,” “should” and “could” and similar expressions. They reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance. The forward-looking statements are based on many assumptions and factors including those relating to grain prices, energy costs, product pricing, competitive environment and related market conditions, operating efficiencies, access to capital and actions of governments and insurers. Any changes in the assumptions or factors could produce materially different results than those predicted and could impact stock values.

Results of Operations

   Critical Accounting Policies

Reference is made to the Company’s Annual Report on Form 10K for accounting policies that are considered by management to be critical to an understanding of the Company’s financial statements.

   Operations

The Company is a fully integrated producer of certain ingredients and distillery products and has two reportable segments, an ingredients segment and a distillery products segment. Products included within the ingredients segment consist of starches, including commodity wheat starch and modified and specialty wheat starches, proteins, including commodity wheat gluten, specialty wheat, soy and other proteins, and mill feeds. Distillery products consist of food grade alcohol, including beverage alcohol and industrial alcohol, fuel alcohol, commonly known as ethanol, and distillers’ grain and carbon dioxide, which are by-products of the Company’s distillery operations. In its Annual Report on Form 10-K for the fiscal year ended June 30, 2002, the Company referred to its ingredients segment as its wheat-based products segment. Although substantially all of the Company’s products are wheat-based products, it also sells small amounts of soy-based and other natural grain-based ingredients, including oat protein products, and includes these products in the same segment as its wheat-based products; therefore, the Company has redesignated its former wheat-based products segment as its ingredient segment.

The Company processes its products at plants located in Atchison, Kansas and Pekin, Illinois. The Company also operates a wheat protein and wheat starch mixing facility in Kansas City, Kansas. Wheat is purchased directly from local and regional farms and grain elevators and milled into flour and mill feeds. The flour is processed with water to extract vital wheat gluten, a portion of which is further processed into specialty wheat proteins. Vital wheat gluten and most wheat protein products are dried into powder and sold in packaged or bulk form. The starch slurry that results after the extraction of the gluten and wheat proteins is further processed to extract premium wheat starch, which is also dried into powder and sold in packaged or bulk form, either as commodity wheat starch or, after further processing, as modified or specialty wheat starch. The remaining slurry is mixed with mill feeds, corn or milo and water and then cooked, fermented and distilled into alcohol. The residue of the distilling operations is dried and sold as a high protein additive for animal feed.

Carbon dioxide that is produced during the fermentation process is trapped and sold. Mill feeds not used in the distilling process are sold to feed manufacturers.

On September 13, 2002, there was an explosion at the Company’s Atchison plant, which caused significant damage to the Company’s distillery operations at that location. There were no fatalities and only a few minor injuries; however, damage to the distillery was major, affected results for the first and second quarters of fiscal 2003 and is expected to have a continuing impact throughout the year. Historically, the Atchison distillery has produced approximately one third of the Company’s total alcohol output, accounting for approximately 19% of its total fuel grade alcohol production and approximately 67% of its total food grade alcohol production during the last fiscal year. As a result of the explosion, the Company will be unable to produce finished alcohol at its Atchison plant for an extended period. The total rebuilding process is expected to take from 10 to 11 months to complete. In the meantime, the Company is now able to produce unfinished alcohol at Atchison, the majority of which is shipped to the Company’s Pekin plant for further processing. The production facilities at the Pekin, Illinois facility should be adequate to supply alcohol to regular customers; however, the Company’s ability to supply spot business at this time is substantially reduced. Because its ingredient and alcohol production processes are integrated, the distillery slowdown has also affected the Company’s ability to produce the base proteins and starches that are used in the production of specialty ingredients at this location. The Company has altered its operations to use its Illinois facility to produce base proteins and starches, which are then shipped to the Atchison facility as raw material for producing specialty ingredients. As a result, while production costs are higher, the Company has been able to limit the effects of the distillery explosion on its ability to supply specialty products to customers. The adverse impact of the distillery slowdown on the Company’s operations has been substantially reduced by business interruption insurance.

The Company is proceeding with plans to resume full alcohol production in Atchison and, as noted above, the total distillery rebuilding process is expected to take until November or December of 2003 to complete. The Company believes insurance proceeds will be sufficient to substantially offset rebuilding costs. The gain resulting from insurance proceeds in excess of the net recorded costs of assets destroyed in the accident is expected to exceed $13 million, which amount was included as other non-operating income for the first quarter of fiscal 2003.

The following is a summary of revenues and pre-tax profits/(loss) allocated to each reportable operating segment for the three and six months ending December 31 in fiscal 2003 and fiscal 2002:

	Three Months	Ended	Six Months	Ended
	December	31	December	31
	2002	2001	2002	2001
	Dollars in	Thousands	Dollars in	Thousands
Ingredients
Net sales	$ 12,991	$ 17,525	$ 26,083	$ 33,508
Pre-tax income	1,690	2,723	2,308	1,809

Distiller Products
Net sales	31,417	36,869	61,224	75,180
Pre-tax income (loss)	(1,136)	2,179	9,744	7,235

   General

The Company experienced net income of $48,000 in the second quarter of fiscal 2003 compared to net income of $2,551,000 in the second quarter of fiscal 2002. The decrease was partially due to the effects of a distillery explosion at the Company’s Atchison, Kansas plant on September 13, 2002.

This incident resulted in reduced alcohol production and, combined with lower alcohol selling prices, caused alcohol sales for the quarter to decline compared to a year ago. Operating results were also adversely affected by higher prices for grain, the Company’s principal raw material, compared to a year ago. The Company additionally experienced a decrease in ingredients sales due largely to a planned reduction in sales of commodity ingredients, which consist of vital wheat gluten and commodity wheat starch, and lower sales of specialty ingredients due to a decline in sales of specialty starches.

Business interruption insurance to compensate for the effects of the distillery explosion amounted to approximately $5 million in the second quarter and contributed to operating income during that period. Additionally, the Company benefited from approximately $732,000 in operating net income from a U.S. Department of Agriculture (USDA) Commodity Credit Corporation program to support the development of specialty wheat protein and wheat starch products, as well from approximately $193,000 in net income received from a Department of Agriculture program to provide cash incentives to ethanol producers. Details of these programs, which are helping the Company evolve its business in both of its operating segments, are provided below.

While the Company began experiencing some improvement in selling prices for its alcohol products at the end of the first quarter, grain prices, particularly corn, also rose higher.

Ingredients

Second quarter sales of ingredients, consisting primarily of commodity and specialty wheat starches and proteins, decreased compared to the same period in the prior year due mainly to reduced sales of commodity wheat starch and vital wheat gluten, a protein that is used mainly as an ingredient in bread products. Sales of specialty ingredients, consisting of specialty proteins and starches, also declined compared to a year ago.

The decline in specialty ingredient sales resulted from a decrease in specialty starch sales. Meanwhile, sales of specialty proteins increased slightly. Growth in the specialty ingredients area was limited by the effects of the distillery explosion. The reduction in commodity wheat starch sales resulted from the Company’s decision to emphasize specialty starch sales over commodity wheat starch sales. The reduction in vital wheat gluten sales occurred because the Company elected to curtail production due to pricing pressures from artificially low priced gluten imports from the European Union. Competitive pressures from the E.U. increased following the expiration of the three-year-long quota on wheat gluten imports in early June 2001. Unless future conditions warrant otherwise, the Company plans to maintain a reduced presence in the more traditional wheat gluten and commodity wheat starch markets while continuing to expand its presence in specialty wheat protein and starch markets.

In June 2001, the White House approved a two-year program to support the development of specialty wheat gluten and wheat starches to assist wheat gluten producers adjust to import competition. This program was implemented in lieu of an extension to a three-year long gluten import quota that began in June 1998. Administered by the U.S. Department of Agriculture’s Commodity Credit Corporation, the program is scheduled to end May 31, 2003. Under the program, the Company is eligible for approximately $26 million of the program total of $40 million. On June 29, 2001, the Company received approximately $17,280,000 for the first year of the program. The Company received the balance of the award for the second year of the program in July 2002. The Company must submit quarterly reports to the Commodity Credit Corporation listing costs incurred and activities conducted to date and an annual performance report after each year of the program explaining its activities. The Commodity Credit Corporation may ask for a refund with interest of some or all of the funds allocated to the Company if it determines that the Company has not made significant progress in completing its stated activities. Based on its contacts with Commodity Credit Corporation personnel through the quarterly reporting process, the Company believes that it is making satisfactory progress.

The funds allocated under the Commodity Credit Corporation program are to be used for capital, research, marketing and promotional costs related to specialty wheat protein and wheat starch products. Funds received are recognized in income during the period in which they are expended for a permitted purpose. However, funds that are used for capital expenditure projects will be recognized in income over the periods during which those projects are depreciated. They are not intended to be used to reduce production- and marketing-related costs for commodity vital wheat gluten and wheat starches that could extend the U.S. industry’s participation in these markets.

Nearly 75% of the funds for the two years combined are expected to be used for capital projects, and will be reflected in earnings over the next seven to ten years. These projects include an $8.3 million expansion project at the Company’s Atchison plant. The expansion was completed in November 2002 and involved the installation of additional processing and drying equipment for the production of ingredients for bakery, pasta and noodle and related food markets, both domestic and foreign. The remaining 25% of the funds are being applied toward research and marketing-related costs and, therefore, are reflected in earnings. As reported to the Commodity Credit Corporation, during fiscal 2002, approximately $13.6 million (including funds for capital projects that began in fiscal 2002 and are scheduled for completion in fiscal 2003) was earmarked (of which $8.3 million was expended during the year) for capital projects and $3.7 million was applied to research- and marketing-related costs. In the second quarter of fiscal 2003, approximately $2.6 million was applied to capital projects, and approximately $1.2 million was applied to research- and marketing-related costs. In the first six months of fiscal 2003, approximately $6.7 million has been applied to capital projects, and approximately $2.2 million has been applied to researchand marketing-related costs. The Company expects to apply approximately $10.6 million for capital projects during the entire year, which includes carry-over funds from the prior year, and $3.0 million for research and marketing related costs.

Distillery Products

Total sales of distillery products in the second quarter of fiscal 2003 were down significantly compared to the same period in the prior year. This was due to lower unit sales resulting from reduced production caused by the distillery explosion at the Company’s Atchison plant on September 13, 2002, and lower selling prices for both food grade and fuel grade alcohol, commonly known as ethanol. The decline in selling prices for food grade alcohol was due to increased competitive pressures during the quarter. The decrease in selling prices for fuel grade alcohol primarily was due to increased ethanol supplies throughout the industry, a situation that developed in the second half of fiscal 2002. Although second quarter alcohol prices did show some improvement compared to the first quarter of fiscal 2003, they remained below prices experienced in the second quarter of fiscal 2002.

The Company has been participating in a program that was developed by the U.S. Department of Agriculture and initiated in December 2000 to provide a cash incentive for ethanol producers who increase their grain usage over comparable quarters to raise fuel alcohol production. Since the third quarter of fiscal 200l through the second quarter of fiscal 2003, the Company has satisfied the program’s eligibility requirements and has received payments accordingly. In the second quarter of fiscal 2003, the Company received a payment of approximately $318,000 from the program, which is included in the Company’s pre-tax income for the quarter. The program extends through September 2006,

2006, with funding determined annually. The Company’s eligibility to participate in the program is determined from quarter to quarter. Due to the reduced production resulting from the distillery slowdown in Atchison, the Company’s eligibility through the remainder of fiscal 2003 is questionable.

   Sales

Net sales in the second quarter of fiscal 2003 decreased by approximately $10.0 million from net sales in the second quarter of fiscal 2002. This decrease resulted mainly from a 15% reduction in sales of distillery products and a 26% reduction in sales of ingredients.

The decline in sales of ingredients, consisting of commodity and specialty starches and proteins, was due principally to a reduction in sales of commodity wheat starch and vital wheat gluten. Sales of vital wheat gluten dropped due to a significant reduction in unit sales. Commodity wheat starch sales also declined due to a reduction in unit sales, which more than offset a modest increase in selling prices. Sales of specialty ingredients, consisting primarily of specialty wheat proteins and starches, also decreased due to lower unit sales of specialty starches. Average selling prices for specialty starches and proteins improved some compared to a year ago.

Distillery product sales in the second quarter were lower than the prior year due to reduced production caused by the September 13th distillery explosion and reduced selling prices. Lower sales of food grade alcohol resulted from decreased selling prices in both the beverage and industrial markets. A decrease in unit sales of beverage alcohol offset a slight increase in unit sales of industrial alcohol. Sales of fuel grade alcohol fell compared to the second quarter of fiscal 2002 due to decreases in both selling prices and unit sales. Sales of distillers’ feeds, the principal by-product of the alcohol production process, decreased as the result of lower production caused by the Atchison distillery slowdown.

Net sales for the first six months of fiscal 2003 decreased by approximately $21.4 million compared to the first six months of fiscal 2002. This decrease was due to a 19% reduction in sales of distillery products and a 22% reduction in sales of ingredients. The decline in distillery product sales was caused by lower unit sales and lower selling prices of both food grade and fuel grade alcohol in each of the first two quarters of fiscal 2003 compared to the same periods the prior year. The drop in sales of ingredients was mainly attributable to lower unit sales of commodity wheat gluten and wheat starch in both quarters versus a year ago, and, to a much lesser degree, a reduction in unit sales of specialty starches in the second quarter of fiscal 2003 compared to the prior year’s second quarter.

   Cost of Sales

The cost of sales in the second quarter of fiscal 2003 decreased by approximately $597,000 below the cost of sales in the second quarter of the prior fiscal year. This principally was due to reduced production of alcohol products and commodity ingredients, and to a lesser extent, a decrease in maintenance and repair costs, which were partially offset by increased utility costs. In addition, the Company received approximately $318,000 in pre-tax income from the U.S. Department of Agriculture’s cost incentive program for ethanol producers discussed elsewhere. The funds from this program are not included in sales, but reduce cost of sales and, therefore, are reflected in pre-tax income.

The cost of sales in the first six months of fiscal 2003 decreased by approximately $5.2 million compared to the cost of sales in the first six months of fiscal 2002. This decrease largely resulted from a significant decline in raw material costs for grain, mostly during the first quarter of the current fiscal year.

In connection with the purchase of raw materials, principally corn and wheat, for anticipated operating requirements, the Company enters into commodity contracts to reduce or hedge the risk of future grain price increases. During the second quarter of fiscal 2003, the Company hedged approximately 74% of corn processed, compared to 84% in the second quarter of fiscal 2002. Of the wheat processed by the Company in the second quarter of fiscal 2003, 65% of wheat was hedged compared to no wheat hedged in the second quarter of fiscal 2002. Additionally, the Company uses gasoline futures to hedge fuel alcohol sales made under contracts with price terms based on gasoline futures. In the second quarter of fiscal 2003, raw material costs included a net hedging gain of $664,000 compared to a net hedging loss of $1,134,000 in the prior fiscal year’s second quarter.

During the first six months of fiscal 2003, the Company hedged approximately 81% of corn processed, compared to 72% in the first half of fiscal 2002. Of the wheat processed by the Company in the first six months of fiscal 2003, 42% of wheat was hedged compared to no wheat hedged in the first six months of fiscal 2002. Additionally, the Company uses gasoline futures to hedge fuel alcohol sales made under contracts with price terms based on gasoline futures. In the first six months of fiscal 2003, raw material costs included a net hedging gain of $1,538,000 compared to a net hedging loss of $1,101,000 in the prior fiscal year’s first six months.

   Selling, General and Administrative Expenses

Selling, general and administrative expenses in the second quarter of fiscal 2003 were approximately $142,000 lower than selling, general and administrative expenses in the second quarter of fiscal 2002. The decrease was due to various factors, including reductions in staff bonus incentives. This was partially offset by an increase in research and development costs.

Selling, general and administrative expenses in the first six months of fiscal 2003 were approximately $972,000 lower than in the first six months of fiscal 2002. This reduction was largely due to a nearly $300,000 decrease in bad debt expense in the first quarter, and reductions in staff bonus incentives in both the first and second quarters of fiscal 2003.

   Other Operating Income

The increase in other operating income relates to the recognition of $5 million in business interruption insurance. There was a decline from the prior year in the pre-tax income recognized from the previously discussed U.S. Department of Agriculture Commodity Credit Corporation program for specialty wheat protein and wheat starch products.

   Other Income

The increase in other income is due to the recognition of expected insurance proceeds in excess of the net recorded costs of assets that were destroyed in a distillery explosion at the Company’s Atchison plant in September.

   Taxes and Inflation

The consolidated effective income tax rate is consistent for all periods. The general effects of inflation were minimal.

   Net Income

As the result of the foregoing factors, the Company experienced net income of $48,000 in the second quarter of fiscal 2003 compared to net income of $2,551,000 in the second quarter of fiscal 2002. For the first six months of fiscal 2003, the Company had net income of $6,838,000 compared to net income of $4,995,000 for the first six months of fiscal 2002.

Liquidity and Capital Resources

The following table is presented as a measure of the Company’s liquidity and financial condition:

	December 31, 2002	June 30, 2002
(in thousands)
_______________________________________________________________________________________________________

Cash and cash equivalents	$ 26,795	$ 24,045
Working capital	41,164	48,383
Amounts available under lines of credit	10,000	10,000
Notes payable and long-term debt	18,897	21,634
Stockholders' equity	109,022	104,678
_______________________________________________________________________________________________________

The improved cash flow generated from operations was largely the result of the second year installment of the USDA grant received during the first quarter of fiscal 2003.The first installment had been received prior to June 30, 2001. Cash flow provided by operations combined with excess cash from last year was used for equipment additions, reductions in debt, dividends paid to stockholders and treasury stock purchases.

The Company made open market purchases of 110,000 shares of its common stock during the six-month period. These purchases were made to fund the Company’s stock option plans and for other corporate purposes. As of December 31, 2002, the Board has authorized the purchase of an additional 1,157,282 shares of the Company’s common stock. During the period, 10,500 shares of the treasury stock were sold as employees exercised options under the Company’s stock option plans.

At September 30, 2002, in addition to the replacement of the distillery in Atchison destroyed by the explosion, the Company had $2.7 million committed to improvements and replacements of existing equipment. The rebuilding costs for the Atchison distillery should be substantially offset by insurance proceeds.

In connection with the Company’s long term loan agreements, it is required, among other covenants, to maintain certain financial ratios, including a current ratio (current assets to current liabilities) of 1.5 to 1, minimum consolidated tangible net worth (stockholders’ equity less intangible assets) of $84 million, debt to tangible net worth not to exceed 2.5 to 1, and debt service coverage ratio (generally, the ratio of (i) the sum of (a) net income (adjusted to exclude gains or losses from the sale or other disposition of capital assets and other matters) plus (b) provision for taxes plus (c) fixed charges, to (ii) fixed charges) for the period of the four consecutive fiscal quarters ended as of the measurement date of 1.5 to 1. The Company’s line of credit agreement contains similar provisions. As of December 31, 2002, the Company was in compliance with the financial and other covenants in its loan and line of credit agreements. Because of uncertainty relating to treatment of insurance proceeds, there may be a question in future periods as to the Company’s compliance with the debt service coverage ratio covenants. Although it has not discussed this matter with its lenders, because it intends to rebuild its distillery, the Company believes that gain resulting from property damage should be treated as net income for purposes of calculating the debt service coverage ratio and not excluded from the calculation as gain from the sale or other disposition of assets.

The Company's line of credit for $10 million extends to November 2003.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

          The Company produces its products from wheat, corn and milo and, as such, is sensitive to changes in commodity prices. Grain futures and/or options are used as a hedge to protect against fluctuations in the market. The information regarding inventories and futures contracts at June 30, 2002, as presented in the annual report, is not significantly different from December 31, 2002.

Item 4.  Controls and Procedures

               (a)     Evaluation of disclosure controls and procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Form 10-Q Quarterly Report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-Q Quarterly Report was being prepared.

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

Item 1.  Legal Proceedings.

     Reference is made to the Company's Annual Report on Form 10-K for the year ended June 30, 2002 for information regarding certain legal proceedings to which the Company's Illinois subsidiary is subject.

     The U.S. Environmental Protection Agency ("USEPA"), Region V, has recently begun an enforcement initiative focusing on all ethanol producers in its Midwestern region. Along with all other ethanol producers in the region, the Company's subsidiary, MGP Ingredients of Illinois, Inc.("MGP-Illinois"), was contacted, and it attended a meeting with other ethanol producers where USEPA explained that it believed the ethanol producers had likely violated various provisions of the USEPA air emissions regulations in the past. USEPA explained that rather than initiate enforcement proceedings against individual companies, it would prefer to work with the companies and settle any outstanding issues in a cooperative fashion. Since the meeting, MGP Illinois has been in contact with the Illinois Environmental Protection Agency ("IEPA") regarding the USEPA air emissions initiative and USEPA has issued an information request to MGP Illinois. Based on these discussions, it appears MGP-Illinois may need to make certain modifications to its feed dryer emission controls (which are expected to be the same as the modifications that will be made to resolve the pending IEPA action previously reported in the Company's Annual Report on Form 10-K) and add emission controls to its fuel truck loading operations. The total capital costs to resolve any issues deemed outstanding by USEPA and any potential fines, if any, are unknown at this time.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits
15.1	Letter from independent public accountants pursuant to paragraph (d) of Rule 10-01 of Regulation S-X (incorporated by reference to Independent Accountants’ Review Report at page 1 hereof).

15.2	Letter from independent public accountants concerning the use of its Review Report in the Company's Registration Statement No. 333-51849.

(b)	Reports on Form 8-K
The Company filed reports on Form 8-K under Item 9 on October 10, 11 and 17, November 8 and 12, 2002, and January 24 and February 11, 2003, a report on Form 8-K/A on November 12, and a report on Form 8-K under Item 5 on December 10, 2002.

SIGNATURES

      Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.
Date: February 13, 2002	By /s/ Ladd M. Seaberg
Ladd M. Seaberg, President
and Chief Executive Officer

Date: February 13, 2002	By /s/ Brian T. Cahill
Brian T. Cahill, Vice President.
and Chief Financial Officer

CERTIFICATIONS

I, Ladd M. Seaberg, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MGP Ingredients, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003	/s/ Ladd M. Seaberg
Ladd M. Seaberg
President and Chief Executive Officer

CERTIFICATIONS

I, Brian T. Cahill, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MGP Ingredients, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003	/s/ Brian T. Cahill
Brian T. Cahill
Vice President and Chief Financial Officer