Form 10-Q
period 2003-03-31
MGP INGREDIENTS INC
filed 2003-05-15
CIK 835011

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2003 - Commission File No. 0-17196

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

Common stock, no par value
7,691,944 shares outstanding
as of May 9, 2003

INDEX

Page

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 6.	Exhibits and Reports on Form 8-K	17

	Signatures	18

	Certifications	18

i

Independent Accountants’ Report

Board of Directors and Stockholders
MGP Ingredients, Inc.
Atchison, Kansas 66002

We have reviewed the accompanying condensed consolidated balance sheets of MGP Ingredients, Inc. (f.k.a. Midwest Grain Products, Inc.) as of March 31, 2003 and the related condensed consolidated statements of income for the three-month and nine-month periods ended March 31, 2003 and 2002 and the related condensed consolidated statements of cash flows for the nine-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

/s/ BKD, LLP

Kansas City, Missouri
April 28, 2003

MGP Ingredients, Inc.
Condensed Consolidated Balance Sheets
(in thousands)

Assets

	March 31, 2003 (Unaudited)	June 30, 2002
Current Assets
Cash and cash equivalents	$ 23,408	$ 24,045
Investments	--	4,691
Receivables, net of allowance of $252 at March 31, 2003 and June 30, 2002	21,400	24,071
Inventories	27,866	20,755
Prepaid expenses	2,199	550
Deferred income taxes	397	284
Income taxes receivable	1,439	585

Total current assets	76,709	74,981

Property and Equipment, at cost	262,051	258,501
Less accumulated depreciation	171,048	167,486

Total property and equipment, net	91,003	91,015

Insurance Receivable	8,936	--

Other Assets	208	222

Total Other Assets	9,144	222

Total Assets	$ 176,856	$ 166,218

See Accompanying Notes to Condensed Consolidated Financial
    Statements and Independent Accountants' Review Report

Liabilities and Stockholders' Equity

	March 31, 2003 (Unaudited)	June 30, 2002
Current Liabilities
Current maturities of long-term debt	$ 3,202	$ 3,201
Accounts payable	10,586	8,681
Accrued expenses	3,323	3,745
Deferred income	15,907	10,971

Total current liabilities	33,018	26,598

Long Term Debt	15,463	18,433

Post-Retirement Benefits	5,798	5,921

Deferred Income Taxes	15,688	10,588

Stockholder's Equity
Capital stock
Preferred, 5% cumulative, $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common, no par; authorized 20,000,000 shares; issued 9,765,172 shares	6,715	6,715
Additional paid-in capital	2,605	2,601
Retained earnings	116,230	110,916
Accumulated other comprehensive gain (loss)
Cash flow hedges	(142)	176
	125,412	120,412

Treasury stock, at cost
Common
March 31, 2003 - 2,062,878 shares
June 30, 2002 - 1,684,778	(18,523)	(15,734)

	106,889	104,678

Total liabilities and stockholders' equity	$ 176,856	$ 166,218

MGP Ingredients, Inc.
Condensed Consolidated Statements of Income
Three and Nine Months Ended March 31, 2003 and 2002
(Unaudited)

Three Months	Nine Months
2003	2002	2003	2002
(in thousands)	(in thousands)

Net Sales	$ 52,536	$ 55,403	$ 139,843	$ 164,091

Cost of Sales	55,502	51,292	145,127	146,096

Gross Profits (Loss)	(2,966)	4,111	(5,284)	17,995

Selling, General and Administrative	3,384	3,684	10,111	11,383

	(6,350)	427	(15,395)	6,612

Other Operating Income	6,112	1,182	13,806	3,633

Operating Income (Loss)	(238)	1,609	(1,589)	10,245

Other Income, net	23	(86)	13,302	284

Interest Expense	(301)	(352)	(927)	(1,101)

Income (Loss) before Income Taxes	(516)	1,171	10,786	9,428

Provision (Credit) for Income Taxes	(204)	462	4,260	3,724

Net Income (Loss)	(312)	709	6,526	5,704

Other Comprehensive (Loss)	(142)	(690)	(750)	(764)

Comprehensive Income (Loss)	$ (454)	$ 19	$ 5,776	$ 4,940

Basic Earnings per Common Share	$ (0.04)	$ 0.09	$ 0.81	$ 0.70

Diluted Earnings per Common Share	$ (0.04)	$ 0.09	$ 0.81	$ 0.70

Dividends per Common Share	$ (0.00)	$ 0.00	$ 0.15	$ 0.15

See Accompanying Notes to Condensed Consolidated Financial
    Statements and Independent Accountants' Review Report

MGP Ingredients, Inc.
Condensed Consolidated Statements of Cash Flows
Nine Months Ended March 31, 2003 and 2002
(Unaudited)

	2003	2002
	(in thousands)	(in thousands)
Operating Activities
Net income	$ 6,526	$ 4,995
Items not requiring (providing) cash
Depreciation	10,695	7,109
Deferred income taxes	4,987	(38)
Gain on insurance recovery	(13,000)	--
Changes in
Accounts receivable	2,671	1,676
Inventories	(7,429)	(3,993)
Accounts payable	1,668	756
Deferred revenue	4,936	(2,514)
Income taxes (receivable) payable	(854)	1,561
Other	2,884	(583)

Net cash provided by operating activities	13,084	8,969

Investing Activities
Additions to property and equipment	(11,446)	(5,620)
Net proceeds from disposition of investments	4,691	--

Net cash used in investing activities	(6,755)	(5,620)

Financing Activities;
Purchase of treasury stock	(2,785)	(1,598)
Net payments on long-term debt	(2,969)	(11,017)
Net proceeds from issuance of long-term debt	--	6,423
Dividends paid	(1,212)	(1,220)

Net cash used in financing activities	(6,966)	(7,412)

Decrease in Cash and Cash Equivalents	(637)	(4,063)

Cash and Cash Equivalents, Beginning of Period	24,045	33,454

Cash and Cash Equivalents, End of Period	$ 23,408	$ 29,391

See Accompanying Notes to Condensed Consolidated Financial
    Statements and Independent Accountants' Review Report

MGP Ingredients, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2003
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

Note 2:  Insurance Recoveries

On September 13, 2002, the Company’s Atchison, Kansas distillery was shut down as the result of an explosion at the distillery. As a result, business interruption insurance proceeds of $5,000,000 and $10,530,000 were recorded as other operating income for the three months and nine months ended March 31, 2003, respectively. In addition, the Company recorded an insurance receivable totaling approximately $14 million, of which approximately $5 million has been collected, and reflected as other income of approximately $13 million gain, resulting from the property damage incurred. The Company and its insurer are in the process of determining the actual damages, and the ultimate insurance recovery could differ from the estimates recorded through March 31, 2003. Additional costs (net of insurance recoveries) will be recognized in future periods, as they are incurred. Amounts of such future costs (net of insurance recoveries) cannot be estimated at this time, but are expected primarily to relate to inefficiencies in production and additional shipping and handling costs resulting from the shut-down of the Atchison distillery operation.

Note 3:  Contingencies

There are various legal proceedings involving the Company and its subsidiaries. Management considers that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or operations of the Company.

MGP Ingredients, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2003
(Unaudited)

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

Three Months	Nine Months
	2003	2002	2003	2002
Sales to customers
Ingredients	$ 14,699	$ 16,474	$ 40,783	$ 49,981
Distiller products	37,837	38,929	99,060	114,110

	$ 52,536	$ 55,403	$139,843	$164,091
Depreciation
Ingredients	$ 1,269	$ 1,255	$ 3,743	$ 3,762
Distillery products	2,030	1,997	6,303	6,079
Corporate	196	273	612	793

	$ 3,495	$ 3,525	$ 10,658	$ 10,634
Income before income taxes
Ingredients	$ 3,199	$ 1,511	$ 5,507	$ 3,320
Distillery products	(3,280)	394	6,465	7,629
Corporate	(435)	(734)	(1,186)	(1,521)

	$ (516)	$ 1,171	$ 10,786	$ 9,428

Note 5:  Earnings Per Common Share

Earnings per common share data is based upon the weighted average number of common shares totaling 7,950,774 and 8,039,199 in the third quarter of 2003 and 2002, respectively, and 8,016,847 and 8,092,177 in the first nine months of 2003 and 2002, respectively. The effect of employee stock options, which are the only potentially dilutive securities held by the Company, were anti-dilutive in each period.

MGP Ingredients, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2003
(Unaudited)

Note 6: Stock  Bases Compensation

The Company has a stock-based employee compensation plan, which it accounts for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Three Months	Nine Months
	2003	2002	2003	2002
(in thousands, except per share amounts)
Net income, as reported	$ (312)	$ 709	$ 6,526	$ 5,704
Less: Total stock-based employee
compensation cost determined
under the fair value based
method, net of income taxes	(135)	(121)	(304)	(364)

Pro forma net income	$ (447)	$ 588	$ 6,222	$ 5,340

Earnings per share
Basic - as reported	$ (0.04)	$ 0.09	$ 0.81	$ 0.70
Basic - pro forma	$ (0.06)	$ 0.07	$ 0.78	$ 0.66
Diluted - as reported	$ (0.04)	$ 0.09	$ 0.81	$ 0.70
Diluted - pro forma	$ (0.06)	$ 0.07	$ 0.78	$ 0.66

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

Results of Operations

      Critical Accounting Policies

Reference is made to the Company’s Annual Report on Form 10-K for accounting policies which are considered by management to be critical to an understanding of the Company’s financial statements.

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

On September 13, 2002, an explosion at the Company’s Atchison plant caused significant damage to the Company’s distillery operations at that location. There were no fatalities and only a few minor injuries; however, damage to the distillery was major, affected operations for the first three quarters of fiscal 2003 and is expected to have a continuing impact throughout the remainder of the year. Historically, the Atchison distillery has produced approximately one third of the Company’s total alcohol output, accounting for approximately 19% of its total fuel grade alcohol production and approximately 67% of its total food grade alcohol production during the last fiscal year. As a result of the explosion, the Company will be unable to produce finished alcohol at its Atchison plant for an extended period. While some production resumed in early December 2002, the total rebuilding process is expected to take until November or December of 2003 to complete. In the meantime, production facilities at the Pekin, Illinois facility should be adequate to supply alcohol to regular customers; however, the Company’s ability to supply spot business at this time is substantially reduced. Because its ingredient and alcohol production processes are integrated, the distillery slowdown in Atchison has also affected the Company’s ability to produce the base proteins and starches, which are used in the production of specialty ingredients at this location. The Company has altered its operations to use its Illinois facility to produce base proteins and starches that are then shipped to the Atchison facility as raw material for producing specialty ingredients. As a result, while production costs are higher, the Company has been able to limit the effects of the distillery explosion on its ability to supply specialty products to customers. The adverse impact of the distillery slowdown on the Company’s operations has been substantially reduced by business interruption insurance.

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

The following is a summary of revenues and pre-tax profits/(loss) allocated to each reportable operating segment for the three and nine months ending March 31 in fiscal 2003 and fiscal 2002:

Three Months Ended March 31	Nine Months Ended March 31
2003	2002	2003	2002
Dollars in Thousands	Dollars in Thousands
Ingredients
Net sales	$ 14,699	$ 16,474	$ 40,783	$ 49,981
Pre-tax income	3,199	1,511	5,507	3,320

Distillery Products
Net sales	$ 37,837	$ 38,929	$ 99,060	$ 114,110
Pre-tax income (loss)	$ (3,280)	$ 394	$ 6,465	$ 7,629

      General

Due largely to higher energy and grain costs compared to a year ago, the Company experienced a net loss of $312,000 in the third quarter of fiscal 2003 compared to net income of $709,000 in the third quarter of fiscal 2002. The decrease was also partially due to the effects of a distillery explosion at the Company’s Atchison, Kansas plant on September 13, 2002. Additionally, fiscal 2002 third quarter earnings included approximately $575,800 (net of income taxes) resulting from a previously announced U.S.

Department of Agriculture program that was established to provide cash incentives to ethanol producers. The Company received no funds from this program in the current year’s third quarter because eligibility and application requirements for that period are still being determined by the Department of Agriculture. Any ultimate benefit to the Company in fiscal 2003 will likely be less than last year’s benefits due to reduced distillery operations as a result of the Atchison distillery explosion.

The effects of the distillery explosion resulted in reduced alcohol production and, combined with lower selling prices for food grade alcohol, caused total alcohol sales for the third quarter to decline compared to a year ago. The Company additionally experienced a decrease in ingredients sales due largely to a planned reduction in sales of commodity ingredients, which consist of vital wheat gluten and commodity wheat starch. Sales of the Company’s specialty ingredients, primarily specialty wheat proteins and wheat starches, increased 17% compared to the prior year’s third quarter. Further growth in sales of specialty ingredients was limited by the effects of the distillery mishap.

Business interruption insurance to compensate for the effects of the distillery explosion amounted to approximately $5 million in the third quarter and contributed to third quarter revenue. Additionally, the Company benefited from approximately $694,000 (net of taxes) in operating net income from a U.S. Department of Agriculture (USDA) Commodity Credit Corporation program to support the development of specialty wheat protein and wheat starch products. Details of this program, which is helping the Company evolve its ingredients segment business, is provided below.

     Ingredients

Third quarter sales of specialty ingredients, consisting of specialty proteins and starches, increased by 17% compared to a year ago. Total ingredient sales decreased 11% compared to the same period the prior year due mainly to a significant reduction in sales of commodity ingredients, which consist of vital wheat gluten and commodity wheat starch.

The increase in specialty ingredients sales resulted from higher sales of specialty proteins, which more than offset a decline in sales of specialty starches. The reduction in commodity wheat starch sales resulted from the Company’s decision to emphasize specialty starch sales over commodity wheat starch sales. The reduction in vital wheat gluten sales occurred because the Company elected to curtail production due to pricing pressures from artificially low priced gluten imports from the European Union. Competitive pressures from the E.U. increased following the expiration of the three-year-long quota on wheat gluten imports in early June 2001. Unless future conditions warrant otherwise, the Company plans to maintain a reduced presence in the more traditional wheat gluten and commodity wheat starch markets while continuing to expand its presence in specialty wheat protein and starch markets.

In June 2001, the White House approved a two-year program to support the development of specialty wheat gluten and wheat starches to assist wheat gluten producers adjust to import competition. This program was implemented in lieu of an extension to a three-year long gluten import quota that began in June, 1998. Administered by the U.S. Department of Agriculture’s Commodity Credit Corporation, the program is scheduled to end May 31, 2003. Under the program, the Company was awarded approximately $26 million of the program total of $40 million. On June 29, 2001, the Company received approximately $17,280,000 for the first year of the program. The Company received the balance of the award for the second year of the program in July 2002. The Company must submit quarterly reports to the Commodity Credit Corporation listing costs incurred and activities conducted to date and an annual performance report after each year of the program explaining its activities. The Commodity Credit Corporation may ask for a refund with interest of some or all of the funds allocated to the Company if it determines that the Company has not made significant progress in completing its stated activities. Based on its contacts with Commodity Credit Corporation personnel through the quarterly reporting process, the Company believes that it is making satisfactory progress.

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

Approximately 30% of the Commodity Credit Corporation program’s funds for the two years combined are being applied toward research and marketing-related costs and, therefore, are reflected in earnings. The remaining 70% of the funds have been earmarked for capital projects, and will be reflected in earnings over the next seven to ten years. These projects include an $8.7 million expansion project that was completed at the Company’s Atchison plant in November, 2002, and a recently announced expansion at the Company’s facility in Kansas City, Kansas. The Atchison plant expansion involved the installation of additional processing and drying equipment for the production of ingredients for bakery, pasta and noodle and related food markets, both domestic and foreign. The expansion at the Kansas City facility is scheduled to be completed by March 2004 at a cost of approximately $3.8 million, half of which is expected to be offset by funds from the USDA program. As reported to the Commodity Credit Corporation, during fiscal 2002, approximately $13.6 million (including funds for capital projects that began in fiscal 2002 and are scheduled for completion in fiscal 2003) was earmarked (of which $8.3 million was expended during the year) for capital projects and $3.7 million was applied to research- and marketing-related costs. In the third quarter of fiscal 2003, approximately $1.1 million was applied to capital projects, and approximately $1.1 million was applied to research- and marketing-related costs. In the first nine months of fiscal 2003, approximately $7.7 million has been applied to capital projects, and approximately $3.2 million has been applied to research- and marketing-related costs. The Company expects to apply approximately $9.3 million for capital projects during the entire year, which includes carry-over funds from the prior year, and $4.3 million for research and marketing related costs.

     Distillery Products

Total sales of distillery products in the third quarter of fiscal 2003 were down 3% compared to the same period in the prior year. This was due to a 16% decline in unit sales resulting from reduced production caused by the distillery explosion at the Company’s Atchison plant on September 13, 2002. Lower selling prices for food grade alcohol also contributed to this decrease. Selling prices for fuel grade alcohol, meanwhile, increased compared to a year ago.

Year to date, sales of distillery products decreased by 13% compared to the first nine months of fiscal 2002. The reasons for this decline were the same as those cited above.

     Sales

Net sales in the third quarter of fiscal 2003 decreased by approximately $2.9 million from net sales in the third quarter of fiscal 2002. This decrease resulted mainly from a 3% reduction in sales of distillery products and an 11% reduction in total ingredient sales.

The decline in sales of ingredients, consisting of commodity and specialty starches and proteins, was due principally to a reduction in sales of vital wheat gluten and commodity wheat starch. Sales of vital wheat gluten dropped due to a significant reduction in unit sales. Commodity wheat starch sales also declined due to a reduction in unit sales, which more than offset a modest increase in selling prices. Sales of specialty ingredients, consisting primarily of specialty wheat proteins and starches, increased due to higher unit sales of specialty proteins and an improvement in the average selling price for these ingredients in total. Unit sales of specialty starches, meanwhile, declined. Average selling prices for specialty starches and proteins improved some compared to a year ago.

Distillery product sales in the third quarter were lower than the prior year due to reduced production caused by the September 13th distillery explosion and reduced selling prices for food grade alcohol for beverage and industrial applications. A decrease in unit sales of beverage alcohol offset a small increase in unit sales of industrial alcohol. Sales of fuel grade alcohol fell compared to the third quarter of fiscal 2002 due to a decrease in unit sales. Selling prices for fuel grade alcohol averaged higher compared to a year ago. Sales of distillers’ feeds, the principal by-product of the alcohol production process, were slightly lower than a year ago.

Net sales for the first nine months of fiscal 2003 decreased by approximately $24.2 million compared to the first nine months of fiscal 2002. This decrease was due to a 13% reduction in sales of distillery products and an 18% reduction in total ingredient sales. The decline in distillery product sales was caused mainly by lower unit sales of both food grade and fuel grade alcohol in each of the first nine months of fiscal 2003 compared to the same periods the prior year. Average selling prices for food grade alcohol and fuel grade were also lower for the first nine months of the current year. The year-to-date decline in the average fuel alcohol price was due to lower prices in the first two quarters. The drop in sales of ingredients was mainly attributable to lower unit sales of commodity wheat gluten and wheat starch in the current year to date versus a year ago, and, to a much lesser degree, a reduction in unit sales of specialty starches in the first nine months of fiscal 2003 compared to the prior year’s first nine months.

     Cost of Sales

The cost of sales in the third quarter of fiscal 2003 increased by approximately $4.2 million above the cost of sales in the third quarter of the prior fiscal year. This principally was due to higher raw material costs for grain and higher energy costs. The increase in grain costs was caused by a 24% jump in average wheat prices and a 19% hike in average corn prices versus the prior year. The increased energy costs resulted from an over 100% rise in natural gas prices. In addition to these factors, the Company’s cost of sales in the third quarter of fiscal 2002 reflected the receipt of $952,000 (pre-tax) in funds from the U.S. Department of Agriculture’s incentive program for ethanol producers. The Company did not receive funds from this program in the third quarter of fiscal 2003 because eligibility and application requirements for that period are still being determined by the USDA.

The cost of sales in the first nine months of fiscal 2003 decreased by approximately $1 million compared to the cost of sales in the first nine months of fiscal 2002. This decrease was largely due to a decline in maintenance and repair costs and lower railcar rental fees resulting from reduced production.

In connection with the purchase of raw materials, principally corn and wheat, for anticipated operating requirements, the Company enters into commodity contracts to reduce or hedge the risk of future grain price increases. During the third quarter of fiscal 2003, the Company hedged approximately 13% of corn processed, compared to 16% in the third quarter of fiscal 2002. Of the wheat processed by the Company in the third quarter of both fiscal 2003 and fiscal 2002, none was hedged. The Company also uses gasoline futures to hedge fuel alcohol sales made under contracts with price terms based on gasoline futures. In the third quarter of fiscal 2003, raw material costs included a net hedging loss of $89,174 compared to a net hedging loss of $267,641 in the prior fiscal year’s third quarter.

During the first nine months of fiscal 2003, the Company hedged approximately 56% of corn processed, compared to 53% in the first nine months of fiscal 2002. Of the wheat processed by the Company in the first nine months of fiscal 2003, 28% was hedged compared to no wheat hedged in the first nine months of fiscal 2002. Additionally, the Company uses gasoline futures to hedge fuel alcohol sales made under contracts with price terms based on gasoline futures. In the first nine months of fiscal 2003, raw material costs included a net hedging gain of $1,449,241 compared to a net hedging loss of $1,369,019 in the prior fiscal year’s first nine months.

     Selling, General and Administrative Expenses

Selling, general and administrative expenses in the third quarter of fiscal 2003 were approximately $300,000 lower than selling, general and administrative expenses in the third quarter of fiscal 2002. The decrease was due to various factors, including reductions in staff bonus incentives. This was partially offset by an increase in sales salaries and fees associated with outside professional and consulting services.

Selling, general and administrative expenses in the first nine months of fiscal 2003 were approximately $1.3 million lower than in the first nine months of fiscal 2002. This drop was largely due to a nearly $313,000 decrease in bad debt expense compared to the first nine months of fiscal 2002 and reductions in staff bonus incentives in the first, second and third quarters of fiscal 2003.

     Other Operating Income

The increase in other operating income relates to the recognition of approximately $5 million in business interruption insurance. There was a decline from the prior year in the pre-tax income recognized from the previously discussed U.S. Department of Agriculture Commodity Credit Corporation program for specialty wheat protein and wheat starch products.

     Other Income

The increase in other income is due to the recognition of expected insurance proceeds in excess of the net recorded costs of assets that were destroyed in a distillery explosion at the Company’s Atchison plant in September.

     Taxes and Inflation

The consolidated effective income tax rate is consistent for all periods. The general effects of inflation were minimal.

     Net Income

As the result of the foregoing factors, the Company experienced a net loss of $312,000 in the third quarter of fiscal 2003 compared to net income of $709,000 in the third quarter of fiscal 2002. For the first nine months of fiscal 2003, the Company had net income of $6,526,000 compared to net income of $5,704,000 for the first nine months of fiscal 2002.

     Liquidity and Capital Resources

The following table is presented as a measure of the Company's liquidity and financial condition:

	March 31, 2003	June 30, 2002
(in thousands)
Cash and cash equivalents	$ 23,408	$ 24,045
Working capital	43,691	48,383
Amount available under lines of credit	10,000	10,000
Notes payable and long-term debt	18,665	21,634
Stockholders' equity	106,889	104,678

The improved cash flow generated from operations was largely the result of the second year installment of the USDA grant received during the first quarter of fiscal 2003. The first installment had been received prior to June 30, 2001. Cash flow provided by operations combined with excess cash from last year was used for equipment additions, reductions in debt, dividends paid to stockholders and treasury stock purchases.

The Company made open market purchases of 398,600 shares of its common stock during the nine-month period. These purchases were made to fund the Company’s stock option plans and for other corporate purposes. As of March 31, 2003, the Board has authorized the purchase of an additional 869,682 shares of the Company’s common stock. During the period, 10,500 shares of the treasury stock were sold as employees exercised options under the Company’s stock option plans.

At March 31, 2003, in addition to the replacement of the distillery in Atchison destroyed by the explosion, the Company had $5.0 million committed to improvements and replacements of existing equipment. The rebuilding costs for the Atchison distillery are expected to be substantially offset by insurance proceeds, of which $5 million have been received as of March 31, 2003.

In connection with the Company’s long term loan agreements, it is required, among other covenants, to maintain certain financial ratios, including a current ratio (current assets to current liabilities) of 1.5 to 1, minimum consolidated tangible net worth (stockholders’ equity less intangible assets) of $84 million, debt to tangible net worth not to exceed 2.5 to 1, and debt service coverage ratio (generally, the ratio of (i) the sum of (a) net income (adjusted to exclude gains or losses from the sale or other disposition of capital assets and other matters) plus (b) provision for taxes plus (c) fixed charges, to (ii) fixed charges) for the period of the four consecutive fiscal quarters ended as of the measurement date of 1.5 to 1. The Company’s line-of-credit agreement contains similar provisions. As of March 31, 2003, the Company was in compliance with the financial and other covenants in its loan and line-of-credit agreements. Because of uncertainty relating to treatment of insurance proceeds, there may be a question in future periods as to the Company’s compliance with the debt service coverage ratio covenants. Although it has not discussed this matter with its lenders because it intends to rebuild its distillery, the Company believes that gain resulting from property damage should be treated as net income for purposes of calculating the debt service coverage ratio and not excluded from the calculation as gain from the sale or other disposition of assets.

The Company's line of credit for $10 million extends to November 2003.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

          The Company produces its products from wheat, corn and milo and, as such, is sensitive to changes in commodity prices. Grain futures and/or options are used as a hedge to protect against fluctuations in the market. The information regarding inventories and futures contracts at June 30, 2002, as presented in the annual report, is not significantly different from March 31, 2003.

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

          The U.S. Environmental Protection Agency ("USEPA"), Region V, has recently begun an enforcement initiative focusing on all ethanol producers in its Midwestern region. Along with all other ethanol producers in the region, the Company's subsidiary, MGP Ingredients of Illinois, Inc.("MGP-Illinois"), was contacted, and it attended a meeting with other ethanol producers where USEPA explained that it believed the ethanol producers had likely violated various provisions of the USEPA air emissions regulations in the past. USEPA explained that rather than initiate enforcement proceedings against individual companies, it would prefer to work with the companies and settle any outstanding issues in a cooperative fashion. Since the meeting, MGP Illinois has been in contact with the Illinois Environmental Protection Agency ("IEPA") and USEPA regarding the USEPA air emissions initiative and USEPA has issued an information request to MGP Illinois. Based on these discussions, it appears MGP-Illinois may need to make certain modifications to its feed dryer emission controls (which are expected to be the same as the modifications that will be made to resolve the pending IEPA action previously reported in the Company's Annual Report on Form 10-K) and add emission controls to its fuel truck loading operations. The total capital costs to resolve any issues deemed outstanding by USEPA and any potential fines, if any, are unknown at this time.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

15.1	Letter from independent public accountants pursuant to paragraph (d) of Rule 10-01 of Regulation S-X (incorporated by reference to Independent Accountants’ Review Report at page 1 hereof).
15.2	Letter from independent public accountants concerning the use of its Review Report in the Company's Registration Statement No. 333-51849.
99.1	Section 906 Certification of Ladd M. Seaberg (furnished in accordance with SEC Release 33-8212)
99.2	Section 906 Certification of Brian T. Cahill (furnished in accordance with SEC Release 33-8212)

(b)	Reports on Form 8-K
The Company filed a report on Form 8-K under Items 9 and 12 on May 7, 2003 and a reports on Form 8-K under Item 9 on April 17, 2003, March 12, 2003 and February 14, 2003.

SIGNATURES

           Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.
Date: May 14, 2003	By: /s/ Ladd M. Seaberg, President
Ladd M. Seaberg, President and Chief Executive Officer

Date: May 14, 2003	By: /s/ Brian T. Cahill
Brian T. Cahill, Vice President and Chief Financial Officer

CERTIFICATIONS

I, Ladd M. Seaberg, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MGP Ingredients, Inc.
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

18

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

Date: May 14, 2003	By: /s/ Ladd M. Seaberg, President
Ladd M. Seaberg, President and Chief Executive Officer

CERTIFICATIONS

I, Brian T. Cahill, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MGP Ingredients, Inc.
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

Date: May 14, 2003	By: /s/ Brian T. Cahill
Brian T. Cahill, Vice Presicent, and Chief Financial Officer