Form 10-K
period 2003-06-30
MGP INGREDIENTS INC
filed 2003-09-16
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended            June 30, 2003

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number     000-17196

MGP Ingredients, Inc.
(Exact Name of Registrant as Specified in Its Charter)
Kansas	48-0531200
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1300 Main Street, Box 130, Atchison, Kansas	66002
(Address of Principal Executive Offices)	(Zip Code)
Registrant's telephone number, including area code	(913) 367-1480
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
NONE
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value
(Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   X      No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to their Form 10-K.  [   ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes            No   X

         The aggregate market value of common equity held by non-affiliates, computed by reference to the last sales price as reported by NASDAQ on December 31, 2002, was $47,529,348

         The number of shares of the registrant's common stock outstanding as of September 1, 2003 was 7,657,044.

DOCUMENTS INCORPORATED BY REFERENCE

         The following documents are incorporated herein by reference:

(1)	Portions of the MGP Ingredients, Inc. 2003 Annual Report to Stockholders, pages 13 through 36 thereof, are incorporated by reference into Part II and contained in Exhibit 13.
(2)	Portions of the MGP Ingredients, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on October 9, 2003 are incorporated by reference into Part III of this report to the extent set forth herein.

CONTENTS

PART I

Item 1.	Business	3
	General Information	3
	Ingredients	5
	Distillery Products	9
	Transportation	11
	Raw Materials	11
	Energy	12
	Employees	13
	Regulation	13
Item 2.	Properties	14
Item 3.	Legal Proceedings	14
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 4A.	Executive Officers of the Registrant	16

PART II

Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters	18
Item 6.	Selected Financial Data	18
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation	18
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	18
Item 8.	Financial Statements and Supplementary Data	18
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	19
Item 9A.	Controls and Procedures	19

PART III

Item 10.	Directors of the Registrant	20
Item 11.	Executive Compensation	20
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	20
Item 13.	Certain Relationships and Related Transactions	20
Item 14.	Principal Accountant Fees and Services	20

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	21

SIGNATURES	25
FINANCIAL STATEMENT SCHEDULES	S-1
Report of Independent Public Accountants on Schedules	S-2
Schedule VIII. Valuation and Qualifying Accounts	S-3

         The calculation of the aggregate market value of the Common Stock of the Company held by non-affiliates is based on the assumption that non-affiliates do not include directors. Such assumption does not constitute an admission by the Company or any director that any director is an affiliate of the Company.

FORWARD LOOKING STATEMENTS

         This report, including the portions of the Annual Report incorporated herein by reference, contains forward-looking statements as well as historical information. Forward-looking statements are usually identified by or are associated with such words such as “intend,” “believe,” “estimate,” “expect,” “anticipate,” “hopeful,” “should,” “may,” “could” and similar expressions. They reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance. The forward-looking statements are based on many assumptions and factors, including those relating to grain prices, gasoline prices, energy costs, product pricing, competitive environment and related market conditions, operating efficiencies, access to capital and actions of governments and insurers. Any changes in the assumptions or factors could produce materially different results than those predicted and could impact stock values.

PART I

Item 1. Business.

General Information

         MGP Ingredients, Inc. (the “Company”) is a Kansas corporation headquartered in Atchison, Kansas. It was incorporated in 1957 and is the successor to a business founded in 1941 by Cloud L. Cray, Sr. On August 27, 2002, the holders of the Company’s preferred stock approved an amendment to the Company’s Amended and Restated Articles of Incorporation which changed the Company’s name from Midwest Grain Products, Inc. to MGP Ingredients, Inc., effective as of October 10, 2002.

         The Company is a fully integrated producer of ingredients and distillery products and has two reportable segments, ingredients and distillery products. Ingredients consist of specialty ingredients, consisting primarily of specialty wheat starches and proteins, commodity ingredients, including commodity wheat starches and vital wheat gluten, and mill feeds. Distillery products consist of food grade alcohol, including beverage alcohol and industrial alcohol, fuel alcohol, commonly known as ethanol, and distillers grain and carbon dioxide, which are by-products of the Company’s distillery operations.

         The Company processes its products at plants located in Atchison, Kansas and Pekin, Illinois. The Company also operates a facility in Kansas City, Kansas for the further processing and extrusion of wheat proteins and starches. The Company purchases wheat directly from local and regional farms and grain elevators and mills it into flour and mill feeds. The flour is processed with water to extract vital wheat gluten, a portion of which is further processed into specialty wheat proteins. Vital wheat gluten and most wheat protein products are dried into powder and sold in packaged or bulk form. The starch slurry which results after the extraction of the gluten and wheat proteins is further processed to extract premium wheat starch, which is also dried into powder and sold in packaged or bulk form, either as commodity wheat starch or, after further processing, as specialty wheat starch. The remaining slurry is mixed with mill feeds, corn and/or milo and water and then cooked, fermented and distilled into alcohol. The residue of the distilling operations is dried and sold as a high protein additive for animal feed. Carbon dioxide which is produced during the fermentation process is trapped and sold. Mill feeds not used in the distilling operations are sold to feed manufacturers.

         On September 13, 2002, an explosion at the Company’s Atchison plant caused significant damage to the Company’s distillery operations at that location. There were no life-threatening injuries; however, damage to the distillery was major and affected operations throughout fiscal 2003. Historically, the Atchison distillery has produced approximately one third of the Company’s total alcohol output, accounting for approximately 19% of its total fuel grade alcohol production and approximately 67% of its total food grade alcohol production during the fiscal year ended June 30, 2002. Since the date of the explosion, the Company has been unable to produce finished alcohol at its Atchison plant. The Company has been able to produce unfinished alcohol since December 2002, most of which has been shipped to the Pekin, Illinois facility for further processing. The Company is proceeding with plans to resume full alcohol production in Atchison and the total distillery rebuilding process is expected to take until November or December of 2003 to complete. The Company generally has been able to meet the needs of its regular customers with its production facilities at the Pekin, Illinois facility, supplemented with purchases from third party suppliers; however, the Company’s ability to supply spot business over this period has been substantially reduced. Because its ingredient and alcohol production processes are integrated, the distillery slowdown in Atchison has also affected the Company’s ability to produce the base proteins and starches, which are used in the production of specialty ingredients at this location. For a time, the Company altered its operations to use its Illinois facility to produce base proteins and starches that were then shipped to the Atchison facility as raw material for producing specialty ingredients. As a result, while production costs increased, the Company was able to limit the effects of the distillery explosion on its ability to supply specialty products to customers. The adverse impact of the distillery slowdown on the Company’s operations has been substantially reduced by business interruption insurance.

         Note 14 of the Company’s Notes to Consolidated Financial Statements, which is incorporated herein by reference, includes information about sales, depreciation, income before income taxes and identifiable assets for the last three fiscal years by reportable segment. The following table shows the Company’s sales from continuing operations by each class of similar products during the past five fiscal years ended June 30, 2003, as well as such sales as a percent of total sales.

PRODUCT GROUP SALES Year Ended June 30,
2003	2002	2001	2000	1999
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Ingredients:
Specialty Ingredients	$ 41,735	21.7	$ 37,396	17.4	$ 32,918	14.4	$ 31,615	13.6	$ 28,445	13.2
Commodity Ingredients	14,698	7.6	27,478	12.8	44,751	19.5	68,483	29.6	54,881	25.3
Mill Feed and Other Mill Products	782	0.4	1,358	0.7	2,034	0.9	2,759	1.2	3,046	1.4

Total Ingredients	57,215	29.7	66,232	30.9	79,703	34.8	102,857	44.4	86,372	39.9

Distillery Products:
Food Grade Alcohol	35,885	18.7	34,402	16.0	42,320	18.4	43,864	18.9	49,649	23.0
Fuel Grade Alcohol	74,615	38.8	86,385	40.3	83,686	36.5	62,066	26.7	54,639	25.3
Distillery By-products	24,657	12.8	27,509	12.8	23,532	10.1	23,093	10.0	25,441	11.8
Total Distillery Products	135,157	70.3	148,296	69.1	149,538	65.2	129,023	55.6	129,729	60.1
Net Sales	$192,372	100.0	$214,528	100.0	$229,241	100.0	$231,880	100.0	$216,101	100.0

         The Company’s results for fiscal 2003 declined from the prior fiscal year. Net income was $5.2 million compared to $6.3 million in fiscal 2002. The decline was due primarily to higher grain and energy costs. The effects of the distillery explosion at the Atchison facility in September 2002 also contributed to the reduction in earnings.

         Approximately 99% of the Company’s ingredient sales and 100% of its distillery sales are made directly or through distributors to manufacturers and processors of finished goods. Sales to customers are usually evidenced by short-term agreements that are cancelable within 30 days and under which products are usually ordered, produced, sold and shipped within 60 days. However, depending on market conditions, varying amounts of the Company’s fuel alcohol are sold under longer term contracts, primarily to cover the needs of gasoline refiners during September through April of each year. During fiscal 2003, two fuel alcohol customers, BP Products North America, Inc. and Martin 0il Marketing, Ltd., accounted for approximately 41% of the Company’s distillery sales and 29% of the Company’s consolidated revenues.

         Historically, the Company’s sales have not been seasonal except for variations affecting alcohol and vital wheat gluten sales. Fuel alcohol sales usually increase during the period August through March due to requirements of the Clean Air Act which inhibit the sale of ethanol in certain areas of the country during May 1 through September 15 each year. Certain environmental regulations also favor greater use of ethanol during the winter months of the year. See “Distillery Products — Fuel Grade Alcohol.” Food grade alcohol sales tend to peak in the fall as beverage alcohol distributors order stocks for the holiday season. In prior years, vital wheat gluten sales have tended to increase to a minor extent during the second half of the fiscal year as demand increases for hot dog and hamburger buns and similar bakery products; however, this was not the case in fiscal 2003 because of the Company’s decision to reduce production of vital wheat gluten. See “Ingredients – Commodity Ingredients – Vital Wheat Gluten.”

         The Company’s strategy in recent years has been to focus on the marketing and development of specialty wheat protein and starch products for use in unique market niches. As a result of the expiration of the import quota on foreign wheat gluten, the Company has intensified its efforts to focus on developing markets for its specialty wheat proteins and starch products. As described herein, during fiscal 2002 the Company received approximately $17.3 million under a new government program designed to assist manufacturers of wheat gluten in their transition from the historical vital wheat gluten business to new markets and received an additional $8.3 million in fiscal 2003. See “Ingredients — Commodity Ingredients — Vital Wheat Gluten.” These funds were used for research, marketing, promotional and capital costs related to specialty wheat protein and starch products to help accelerate the Company’s growth in these markets.

         For further information, see the “Consolidated Financial Statements” of the Company and “Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations” which appear at pages 14 through 36 of the Annual Report.

Ingredients

         Ingredients consist primarily of specialty wheat starches and proteins, commodity starches and proteins, consisting of commodity wheat starches and vital wheat gluten, and mill feed.

         During fiscal 2003, sales of ingredients declined by 14% from the prior year due to a planned reduction in sales of commodity wheat starch and vital wheat gluten. The Company elected to reduce production of vital wheat gluten due to pricing pressures from subsidized European Union producers. As noted above, the Company’s overall strategy is to focus on the development and marketing of specialty wheat protein and starch products for use in unique market niches, and such products are accounting for an increasing share of the Company’s total ingredient sales. During fiscal 2003, specialty ingredient sales increased by nearly 12%, to approximately 73% of total ingredient sales. That share is expected to continue to increase due to two factors: (i) increased capacity to produce these products and increased marketing efforts, resulting in greater customer recognition and the ability to meet anticipated rising demand, and (ii) continuing decline in vital wheat gluten sales resulting from an increase in supplies and pricing pressures from European Union producers.

         Specialty Ingredients

         Specialty Wheat Proteins.  In recent years, the Company began the development of a number of specialty wheat proteins for food and non-food applications. Specialty wheat proteins are derived from vital wheat gluten through a variety of proprietary processes which change the molecular structure of vital wheat gluten. Food application wheat proteins include gliadin, glutenin, products in the Wheatex®, FPTM and Arise® series and Pasta Power TM. Non-food applications include wheat proteins designed for use primarily in cosmetics and personal care products and biodegradable wheat protein that can be molded to form a variety of biodegradable plastic-like objects. The Company’s specialty wheat proteins generally compete with other ingredients and modified proteins having similar characteristics, primarily soy proteins and other wheat proteins, with competition being based on factors such as functionality, price and, in the case of food applications, flavor. Although a number of the specialty wheat proteins have been launched, additional products are in the test marketing or development stage.

         Food Applications

•

Gliadin and Glutenin are the two principal molecules that make up vital wheat gluten. The Company’s patented process enables the separation of glutenin and gliadin for a variety of end uses without the use of alcohol, which has been the traditional method of separating the two. Glutenin, a large molecule responsible for the elastic character of vital wheat gluten, increases the strength of bread dough, improves the freeze-thaw characteristics of frozen dough and may be used as a functional protein source in beef jerky-type products, as well as in meat extension. Gliadin, the smaller of the two molecules, is soluble in water and other liquids, including alcohol, and is responsible for the viscous properties of wheat gluten. Those characteristics make it ideal to improve the texture of noodles and pastas. Gliadin is also used in a number of cosmetics and personal care products as described below under “Non-Food Applications.”

•

Wheatex® Series consists of texturized wheat proteins made from vital wheat gluten by changing it into a pliable substance through special processing. The resulting solid food product can be further enhanced with flavoring and coloring and reconstituted with water. Texturized wheat proteins are used for meat, poultry and fish substitutes, extenders and binders. Wheatex® mimics the textural characteristics and appearance of meat, fish and poultry products. It is available in a variety of sizes and colors and can be easily formed into patties, links or virtually any other shape the customer requires. Because of its neutral taste, Wheatex® will not alter flavors that are added to the product. It also has excellent water-binding capacities for the retention of natural meat juices. Wheatex® is presently being sold for applications in vegetarian and extended meat products.

•

FP™ Series.  The FPTM series of products consists of specialty wheat proteins, each tailored for use in a variety of food applications. These include proteins that can be used to form barriers to fat and moisture penetration to enhance the crispness and improve batter adhesion in fried products, effectively bond other ingredients in vegetarian patties and extended meat products and fortify nutritional drinks.

•	Arise® Series. The Arise® series of products consists of specialty wheat proteins that increase the freshness and shelf life of frozen, refrigerated and fresh dough products after they are baked.

•

Pasta Power TM is a specialty wheat protein that is a cost-effective replacement for whole eggs and egg whites and enhances the strength, texture, quality and functionality of fresh, frozen and flavored pasta products. The added strength enables the canning of pasta and its treatment with spices without significant deterioration of the noodle or other pasta product, as in the case of canned spaghetti and similar products.

•

Cosmetics and Personal Care Products.  Specialty wheat proteins include proteins that have been hydrolyzed or otherwise altered to become soluble in water and other liquids. This enables their use in food as well as non-food cosmetic applications such as hair sprays, shampoos, skin lotions and similar products. These include Foam Pro®, a hydrolyzed wheat protein that has been developed as a foam booster to naturally enhance detergent systems such as shampoos, liquid hand soaps and bath and shower gels; Aqua Pro® II WAA, a solution of amino acids produced from natural wheat proteins that helps provide excellent moisturizing and film forming properties in both hair and skin systems; Aqua Pro® 11 WP, an additive for shampoo; Aqua Pro® QWL, which enhances the functionality of hair conditioners; and Omni-Smooth™, which is a natural skin tightening agent used in anti-wrinkle treatments.

•

Biodegradable Gluten/Starch Resins.  PolytriticumTM 200 and PolytriticumTM 2000 are the Company’s environmentally friendly biodegradable gluten/starch resins that can be molded to produce a variety of plastic-like objects. PolytriticumTM 200 may be used as a commercial raw material for the production of pet treats and chews. Polytriticum 2000TM has been developed for use in disposable eating utensils, golf tees, food and feed containers and similar type vessels.

         In July of 2001, the Company received the first $17.3 million out of a total of approximately $26 million under a Bush Administration program intended to enable the gluten industry to move forward in the face of subsidized and protected competition from the European Union. An additional $8.3 million was received after the start of fiscal 2003. See “Commodity Ingredients – Vital Wheat Gluten”. The Company has used the funds to pay certain capital, research, marketing and promotional costs incurred in developing products and markets for value-added wheat gluten, or wheat protein, and wheat starch products.

         In October, 2001, the Company’s Board approved plans for an $8.7 million expansion project designed to substantially strengthen production and sales capabilities for certain of the Company’s specialty wheat proteins. The expansion was completed at the Company’s Atchison plant in early fiscal 2003. The project involved the installation of additional processing and drying equipment for the production of ingredients for bakery, pasta and noodle and related food markets, both domestic and foreign. The cost of this project was offset by funds provided through the U.S. Department of Agriculture Commodity Credit Corporation program referred to above. During fiscal 2003, the Company started an expansion of its Kansas City facility to better accommodate current and long-term growth initiatives for its PolytriticumTM line of wheat protein and starch based bio-resins and its Wheatex® line of textured wheat proteins for vegetarian food applications. The expansion at the Kansas City facility is scheduled to be completed by March 2004 at a cost of approximately $3.8 million, half of which is expected to be offset by funds from the same Commodity Credit Corporation program.

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

         A substantial portion of the Company’s premium wheat starch is altered during processing to produce certain unique specialty wheat starches designed for special applications in niche markets. The Company’s specialty wheat starches are used primarily as an additive in a variety of food products to affect their appearance, texture, tenderness, taste, palatability, cooking temperature, stability, viscosity, binding and freeze-thaw characteristics. Important physical properties contributed by wheat starch include whiteness, clean flavor, viscosity and texture. For example, the Company’s starches are used to improve the taste and mouth feel of cream puffs, éclairs, puddings, pie fillings, breadings and batters; to improve the size, symmetry and taste of angel food cakes; to alter the viscosity of soups, sauces and gravies; to improve the freeze-thaw stability and shelf life of fruit pies and other frozen foods; to improve moisture retention in microwavable foods; and to add stability and to improve spreadability in frostings, mixes, glazes and sugar coatings. The Company also sells its specialty starches for a number of industrial and non-food applications, which include uses in the manufacture of adhesives, paper coatings and carbonless paper.

         The Company sells specialty wheat starches on a nationwide basis, primarily to food processors and distributors.

         Although wheat starch enjoys a relatively small portion of the total United States starch market, the market is one which has experienced substantial growth over the years. The unique characteristics of wheat starch provide it with a number of advantages over corn and other starches for certain baking and other end uses. The Company has developed a number of different specialty wheat starches, and continues to explore the development of additional starch products with the view to increasing sales of value added specialty starches. The Company’s strategy is to market its specialty wheat starches in special market niches where the unique characteristics of these starches are better suited to a customer’s requirements for a specific use.

         Both commodity and specialty wheat starches compete primarily with corn starch, which dominates the United States market. Competition is based upon price, name, color and differing granular and chemical characteristics which affect the food product in which it is used. Specialty wheat starches usually enjoy a price premium over corn starches and low grade wheat starches. Commodity wheat starch price fluctuations generally track the fluctuations in the corn starch market. The specialty wheat starch market usually permits pricing consistent with costs which affect the industry in general, including increased grain costs. However, this was not the case during fiscal 2003, when increases in grain and fuel prices outpaced market price increases in the specialty wheat starch market.

         Commodity Ingredients

         Vital Wheat Gluten.  Vital wheat gluten is a free-flowing light tan powder which contains approximately 75% to 80% protein. Its vitality, water absorption and retention and film-forming properties make vital wheat gluten desirable as an ingredient in many food products. It appears to be the only commercially available high protein food additive which possesses vitality. “Vitality” is a term used to indicate the relative viscoelasticity of gluten, which enables an end product containing gluten to maintain a cohesive texture and withstand stretching or tearing. For example, it is the vitality of the wheat gluten used in making hot dog buns that gives greater “hinge” strength to the buns, thus allowing consumers to open and close the buns without breaking them.

         Vital wheat gluten is added by bakeries and food processors to baked goods, such as breads, and to pet foods, cereals, processed meats, fish and poultry to improve the nutritional content, texture, strength, shape and volume of the product. The neutral flavor and color of wheat gluten also enhances, but does not change, the flavor and color of food. The cohesiveness and elasticity of the gluten enables the dough in wheat and other high protein breads to rise and to support added ingredients, such as whole cracked grains, raisins and fibers. This allows the baker to make an array of different breads by varying the gluten content of the dough. Vital wheat gluten is also added to white breads, hot dog buns and hamburger buns to improve the strength and cohesiveness of the product.

         The Company produces vital wheat gluten from modernized facilities at the Atchison and Pekin plants, although its ability to do so during the current fiscal year was disrupted for a time as a result of the explosion at the Atchsion facility. Gluten is shipped throughout the continental United States in bulk and in 50 to 100 pound bags to distributors and also is sold directly to major food processors and bakeries.

         Vital wheat gluten is considered a commodity and therefore competition is based primarily upon price. The Company’s principal competitors in the U.S. vital wheat gluten market consist primarily of three other domestic producers and producers in the European Union, Australia and certain other regulated countries (the “Foreign Exporters”).

         Between June 30, 1994 and June 30, 1998, the European Union took an increasingly large share of the U.S. gluten market. As a result of the increasing surge of large, subsidized volumes of European Union wheat gluten into the U.S., vital wheat gluten prices have been primarily affected by (i) excess European Union capacity, (ii) high tariff barriers, subsidies and other protective measures (“Subsidies”) provided to European Union exporters by their host governments, (iii) low U.S. tariffs and (iv) gluten import quotas. The Subsidies and low U.S. tariffs encouraged European Union producers to expand wheat starch and wheat gluten production capacity and to continue the development of even greater capacities. On May 30, 1998, the Clinton administration imposed annual quantitative limitations for three years on imports of wheat gluten from the European Union and other Foreign Exporters at an amount equal to the total average imports of wheat gluten shipped into the United States by the Foreign Exporters during the three crop years ended June 30, 1995. In lieu of extending the quota when it expired in June, 2001, the Bush Administration announced a program to provide the wheat gluten industry up to $40 million over two years to help it complete its transition to competitiveness. Administered by the U.S. Department of Agriculture’s Commodity Credit Corporation, the program ended on May 31, 2003. Under the program, the Company received approximately $26 million of the program total of $40 million. On June 29, 2001, the Company received approximately $17,280,000 for the first year of the program. The Company received the balance of the award for the second year of the program in July, 2002. The funds were awarded for use for capital, research, marketing and promotional costs related to value-added wheat protein and wheat starch products and not intended to be used to reduce production and marketing related costs for commodity vital wheat gluten and wheat starches that could extend the U.S. industry’s participation in those markets. The Company was required to submit quarterly reports to the Commodity Credit Corporation listing costs incurred and activities conducted and an annual performance report after each year of the program explaining its activities. The Commodity Credit Corporation is empowered to ask for a refund with interest of some or all of the funds allocated to the Company if it determines that the Company has not made significant progress in completing its stated activities. Based on its contacts with Commodity Credit Corporation personnel through the quarterly reporting process, the Company believes that it has made satisfactory progress.

         Since the imposition of the quota, the Company has focused its efforts on developing and increasing the production and sales of specialty wheat products. These are niche products that the Company expects will be able to compete more effectively with increased foreign imports. Although additional quota relief would have been helpful, the Commodity Credit program has supported the Company’s strategy and should strengthen its efforts to move increasingly into the development, production and marketing of value-added wheat proteins and starches. However, there can be no assurance that the Company will be able to compete effectively in a market that is inundated with low cost, subsidized foreign gluten.

         Commodity Wheat Starch.  In addition to specialty wheat starches, the Company’s premium wheat starches include commodity wheat starches. As is the case with specialty wheat starches, commodity wheat starches have both food and non-food applications, but such applications are more limited than those of specialty wheat starches and commodity wheat starches command a lower price in the marketplace. As noted above, commodity wheat starches compete primarily with corn starches, which dominate the marketplace, and commodity wheat starch price fluctuations generally track the fluctuations in the corn starch market.

         Mill Feed and Other Mill Products

         The Company owns and operates a flour mill at the Atchison plant. The mill’s output of flour is used internally to satisfy a majority of the raw material needed for the production of vital wheat gluten and premium wheat starch.

         In addition to flour, the wheat milling process generates mill feeds or “midds.” Midds are sold to processors of animal feeds as a feed additive.

Distillery Products

         The Company’s Atchison and Pekin plants process mill feeds and corn and/or milo, mixed with the starch slurry from gluten and starch processing operations, into food grade alcohol, fuel grade alcohol, distiller’s feed and carbon dioxide.

         Food grade alcohol, or grain neutral spirits, consists of beverage alcohol and industrial food grade alcohol that are distilled to remove all impurities and all but approximately 5% of the water content to yield high quality 190 proof alcohol. Fuel grade alcohol, or “ethanol,” is a lower grade of grain alcohol that is distilled to remove all water to yield 200 proof alcohol suitable for blending with gasoline.

         During fiscal 2003, distillery product sales were lower than the prior year due primarily to lower average prices for both fuel alcohol and food alcohol compared to the prior year and to reduced production resulting from the distillery explosion at the Company’s Atchison facility that occurred in the first quarter.  See “General Information.”

         Food Grade Alcohol

         Beverage Alcohol.  Food grade beverage alcohol consists primarily of grain neutral spirits and gin. Grain neutral spirits is sold in bulk or processed into vodka and gin and sold in bulk quantities at various proof concentrations to bottlers and rectifiers, which further process the alcohol for sale to consumers under numerous labels.

         The Company believes that in terms of fiscal 2003 net sales, it is one of the three largest bulk sellers of grain neutral spirits, vodka and gin in the United States. The Company’s principal competitors in the beverage alcohol market are Grain Processing Company of Muscatine, Iowa and Archer Daniels Midland of Decatur, Illinois. Competition is based primarily upon price and service, and in the case of gin, formulation. The Company believes that the centralized location of its Illinois and Kansas distilleries and the capacity of its dual production facilities combine to provide the Company with a customer service advantage within the industry.

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

         Fuel Grade Alcohol

         Fuel grade alcohol, which is commonly referred to as ethanol, is sold primarily for blending with gasoline to increase the oxygen and octane levels of the gasoline. As an octane enhancer, ethanol can serve as a substitute for lead and petroleum based octane enhancers. As an oxygenate, ethanol permits gasoline to meet certain environmental regulations and laws that regulate air quality by reducing carbon monoxide, hydrocarbon particulates and other toxic emissions generated from the burning of gasoline (“toxics”). Because ethanol is produced from grain, a renewable resource, it also provides a fuel alternative that tends to reduce the country’s dependence on foreign oil.

         Although ethanol can be blended directly with gasoline as an oxygenate to enable it to reduce toxic air emissions, it also increases the volatility of gasoline or its tendency to evaporate and release volatile organic compounds (“VOC’s”). This latter characteristic has precluded it from meeting certain Clean Air Act requirements for gasoline that pertain to nine of the smoggiest U. S. metropolitan areas during the summer months (May 1 through September 15). As a consequence, the demand for ethanol typically increases during the period from August through March of each fiscal year as gasoline blenders acquire stocks for blending with gasoline to be marketed in the period September 16 through April 30.

         Since the adoption of the Clean Air Act, the gasoline industry has relied primarily upon methyl tertiary butyl ether (MTBE) to reduce toxic emissions of air pollutants to meet the requirements of the Act and related EPA regulations. Ethanol is also used to a lesser extent during the cooler months of the year. However, the EPA has concluded that the use of MTBE has created a “significant and unacceptable risk to drinking water and groundwater resources.” Concerns have also been raised as to the effectiveness of MTBE versus the effectiveness of ethanol as a reducer of air pollutants. As the result of these concerns, the EPA commissioned a “Blue Ribbon Panel” to investigate the matter and recommend solutions. In March 2000, the EPA announced the recommendations of the Panel. The recommendations proposed that the Clean Air Act be amended to provide the EPA with authority to significantly reduce or eliminate the use of MTBE, and to “replace the 2 percent oxygenate requirement in the Clean Air Act with a renewable fuel annual average content for all gasoline at a level that maintains the current level of renewable fuel (1.2 percent of the gasoline supply) and allows for sustained growth over the next decade.”

         According to the Renewable Fuels Association, several states also have begun to take action to curb the use of MTBE. These states include California, Connecticut, Illinois, Michigan, New York and Ohio. In June of 2001, the Bush Administration denied California’s request for a waiver from the clean octane provisions of the Clean Air Act that require oxygenates in gasoline. As a result of such actions, certain producers increased capacity and/or built inventories of ethanol in anticipation of the expanded market for ethanol in California and elsewhere. However, the governor of California delayed the state’s ban on MTBE for a year, from January 2003 to January 2004, causing a surplus of fuel alcohol and a resulting softening in prices during the latter part of fiscal 2002. Notwithstanding the delay, according to the Renewable Fuels Association, all major refiners in California have committed to blending ethanol and it is estimated that ethanol-blended fuels will account for approximately 80% of the California market in 2003.

         In the long-term, the Company believes the future for ethanol remains promising. This is partially based on the expectation that the U.S. Congress will pass a comprehensive energy bill in the near future that includes a provision for establishing a renewable fuels standard. An energy bill with such a provision is now being considered by a U.S. House-Senate Conference Committee. Based on information published by the Renewable Fuels Association, this provision could substantially increase the use of ethanol to 5 billion gallons annually by 2012. However, similar bills have been considered before, and there can be no assurance that the bill will be enacted in its present form, if at all. Nor can there be any assurance, in light of the manner in which the industry is expanding, that ethanol prices will improve even though such a provision is passed. According to the Renewable Fuels Association, 2002 was a record year for growth in the industry, with annual ethanol production surpassing two billion gallons, a 20% increase over 2001 and a 45% increase over 1999; production in 2003 is expected to approximate 2.7 billion gallons. The Company believes such expansion has contributed to the two-year decline in average prices for fuel ethanol realized by the Company on its fuel ethanol sales.

         The cost of producing ethanol has historically exceeded the cost of producing gasoline and gasoline additives, such as MTBE, all of which are derived from fossil non-renewable fuels such as petroleum. Accordingly, to encourage the production of ethanol for use in gasoline, the Federal government and various states have enacted tax and other incentives designed to make ethanol competitive with gasoline and gasoline additives. In December, 2000, the U.S. Department of Agriculture initiated a program to provide a cash incentive for ethanol producers who increase their grain usage over comparable quarters in the prior year to raise fuel alcohol production. The Company presently satisfies the program’s eligibility requirements and began receiving payments in the third quarter of fiscal 2001. It received payments of approximately $1.6 million in fiscal 2001, approximately $4.1 million in fiscal 2002 and approximately $3.2 million in fiscal 2003 under this program. The program extends through September 2006, with funding determined annually. The Company’s eligibility to participate in the program is determined quarter to quarter.

         Under the internal revenue code, and until the end of 2007, gasoline that has been blended in qualifying proportions with ethanol provide sellers of the blend with certain income tax credits and excise tax reductions that amount to up to $0.52 per gallon of ethanol that is mixed with the gasoline (the “Federal Tax Credit”). A mix of at least 10% ethanol by volume is required to receive the maximum credit. Although the Federal Tax Credit is not directly available to the Company, it allows the Company to sell its ethanol at prices competitive with less expensive additives and gasoline. From time to time, legislation is proposed to eliminate, reduce or extend the tax benefits enjoyed by the ethanol industry and indirectly by producers of the grain that is converted into ethanol. During 1998, legislation was enacted that extended the credit through 2007, with the credit being reduced to $0.51 per gallon beginning in 2005.

         The Kansas Qualified Agricultural Ethyl Alcohol Producer Incentive Fund, which has been extended to 2011, provides incentives for sales of ethanol produced in Kansas to gasoline blenders. After 2004, incentives will be paid only for increased production over base year (calendar year 2000) sales. Fiscal 2003 payments to the Company out of the fund totaled $483,000, compared to $544,000 for the prior year.

         The fuel grade alcohol market is dominated by Archer Daniels Midland, with the Company being among the smaller of a few other larger second tier ethanol producers. The Company competes with other producers of fuel grade alcohol on the basis of price and delivery service.

         Distillery By-Products

         The bulk of fiscal 2003 sales of alcohol by-products consisted of distillers feeds. Distillers feeds are the residue of corn, milo and wheat from alcohol processing operations. The residue is dried and sold primarily to processors of animal feeds as a high protein additive. The Company competes with other distillers of alcohol as well as a number of other producers of animal food additives in the sale of distillers feeds and mill feeds.

         The balance of alcohol by-products consists primarily of carbon dioxide. During the production of alcohol, the Company traps carbon dioxide gas that is emitted in the fermentation process. The gas is purchased and liquefied on site by three principal customers, one at the Atchison Plant and two at the Pekin Plant, who own and operate the carbon dioxide processing and storage equipment under long term contracts with the Company. The liquefied gas is resold by these processors to a variety of industrial customers and producers of carbonated beverages.

Transportation

         The Company’s output is transported to customers by truck, rail and barge transportation equipment, most of which is provided by common carriers through arrangements made by the Company. The Company leases 334 rail cars which may be dispatched on short notice. Shipment by barge is offered to customers through barge loading facilities on the Missouri and Illinois Rivers. The barge facility on the Illinois River is adjacent to the Pekin plant and owned by the Company. The facility on the Missouri River, which is not company-owned, is approximately one mile from the Atchison plant.

Raw Materials

         The Company’s principal raw material is grain, consisting of wheat, which is processed into all of the Company’s products, and corn and milo, which are processed into alcohol, animal feed and carbon dioxide. Grain is purchased directly from surrounding farms, primarily at harvest time, and throughout the year from grain elevators. To assure supplies, the Company may enter into contracts to take future delivery within 30 days. These are fixed price contracts which are based on prices of future contracts and specify the amount, type and class of grain and the price. The Company can call for delivery at any time within thirty days of the contract. The Company does not have any long-term contracts with any suppliers. During fiscal year 2003, the Company purchased approximately 55% of its grain at spot market prices.

         Historically, the cost of grain is subject to substantial fluctuations depending upon a number of factors which affect commodity prices in general, including crop conditions, weather, government programs and purchases by foreign governments. Such variations in grain prices have had and are expected to have from time to time significant adverse effects on the results of the Company’s operations. This is primarily due to a variety of factors. From time to time it has been difficult for the Company to compensate for increases in grain costs through adjustments in prices charged for the Company’s vital wheat gluten due to the surge of subsidized European Union wheat gluten, whose artificially low prices are not affected by such costs. Now that the quota has been lifted, it has been more difficult to do so. Also, fuel grade alcohol prices, which historically have tracked the cost of gasoline, do not usually adjust to rising grain costs. Similarly, prices of commodity wheat starches generally track the prices of corn starch and usually do not adjust to rising wheat prices.

         During fiscal 2003, market prices for grain increased significantly. The average price paid by the Company per bushel for corn increased twenty percent in fiscal 2003 compared to fiscal 2002, while the average price for a bushel of wheat paid by the Company increased fifteen percent over the same period.

         The Company engages in the purchase of commodity futures to hedge economic risks associated with fluctuating grain and grain products prices. During fiscal 2003, the Company hedged approximately 45% of corn processed, compared to 48% in 2002. Of the wheat processed by the Company, 44% was hedged in fiscal 2003 compared to none in fiscal 2002. The contracts are accounted for as hedges and, accordingly, gains and losses are deferred and recognized in cost of sales as part of contract costs when contract positions are settled and related products are sold. For fiscal 2003, raw material costs included a net hedging gain of approximately $0.2 million on contracts settled during the year compared to a net loss of $1.8 million for fiscal 2002. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in the Annual Report.

Energy

         Because energy comprises a major cost of operations, the Company seeks to assure the availability of fuels for the Pekin and Atchison plants at competitive prices.

         The Company needs fuel to operate boilers that it uses to make steam heat. In Atchison, the Company can use either oil or natural gas and switch from one to the other when prices dictate. Natural gas for the Atchison plant is procured in the open market from various suppliers. The Company can purchase contracts for the delivery of gas in the future or can purchase future contracts on the exchange. Depending on existing market conditions, the Company has the ability to transport the gas through a gas pipeline owned by a wholly-owned subsidiary of the Company. In Pekin, the Company only uses natural gas, which it can either procure through Central Illinois Light Company or through other suppliers. The Company has a multi-year agreement with Central Illinois Light Company expiring no earlier than 2009 under which the utility will transport gas to the Company’s plant on the utility’s pipeline. The Company may purchase gas from Central Illinois Light Company on a negotiated basis or on a fixed price basis for up to 24 months. In order to control energy costs, the Company has a risk management program whereby, at pre-determined prices, the Company will purchase a portion of its natural gas requirements for future delivery.

         In 1995, the Company entered into a long-term arrangement with Central Illinois Light Company and its subsidiary, CILCORP Development Services Inc. (collectively “CILCO”), with respect to the Company’s Pekin, Illinois plant. Under the arrangement, the Company has leased a portion of its plant facility to CILCO for a term ending in December 2009. CILCO constructed a new gas fired electric and steam generating facility on ground leased from the Company and agreed to provide steam heat to the Company’s plant. If the Company fails to renew the lease for 19 years at the end of the lease term, it must pay CILCO the book value of the boiler plant and cogeneration facility, which the Company estimates will be $10.6 million. Under a related steam heat service agreement, the Company has agreed to purchase its requirements for steam heat from CILCO until no earlier than December 2009. Either party may terminate the service agreement at the end of the initial term or thereafter upon two years notice. Also, if gas prices have risen to a level such that operating a steam facility with alternative fuel would be more attractive and the payback period for a new facility would be five years or less, the Company may terminate the service agreement prior to the end of the initial term upon two years notice by making a specified payment to CILCO, currently approximately $1.5 million. The Company must make adjustable minimum monthly payments over the term of the service agreement, currently $119,000, with declining fixed charges for purchases in excess of minimum usage, and is responsible for fuel costs and certain other expenses. However, CILCO also uses the boilers to run electric generating units that it constructed on the leased site and pays the Company for a portion of the fuel costs that the Company incurs for the production of steam, based on savings realized by CILCO from electricity generated at the facility.

         The Company also has a three-year contract, which expires in December 2006, to purchase electricity from Central Illinois Light Company at fixed rates.

Employees

         As of June 30, 2003, the Company had 443 employees, 257 of whom are covered by two collective bargaining agreements with one labor union. One agreement, which expires on August 31, 2005, covers 170 employees at the Atchison Plant. The other agreement, which expires on October 31, 2003, covers 87 employees at the Pekin plant. As of June 30, 2002, the Company had 436 employees.

         The Company considers its relations with its personnel to be good and has not experienced a work stoppage since 1978.

Regulation

         The Company’s beverage and industrial alcohol business is subject to regulation by the Bureau of Alcohol, Tobacco and Firearms (“BATF”) and the alcoholic beverage agencies in the States of Kansas and Illinois. Such regulation covers virtually every aspect of the Company’s alcohol operations, including production facilities, marketing, pricing, labeling, packaging, and advertising. Food products are also subject to regulation by the Food and Drug Administration. BATF regulation includes periodic BATF audits of all production reports, shipping documents, and licenses to assure that proper records are maintained. The Company is also required to file and maintain monthly reports with the BATF of alcohol inventories and shipments.

         The Company is subject to extensive environmental regulation at the federal, state and local levels. The regulations include the regulation of water usage, waste water discharge, disposal of hazardous wastes and emissions of volatile organic compounds, nitrogen oxides, sulfur dioxides, particulates and other substances into the air. Under these regulations the Company is required to obtain operating permits and to submit periodic reports to regulating agencies. For the Atchison and Kansas City, Kansas plants, the air quality is regulated by both the U.S. Environmental Protection Agency (“USEPA”) and the Division of Environment of the Kansas Department of Health and Environment (the “KDHE”). The KDHE regulates all air emissions. The Company also was required to obtain a Class I air operating permit from the KDHE and must obtain KDHE approval to make plant alterations that could modify the emission levels. The KDHE also regulates the discharge water quality at the Atchison plant. This includes process water, non-contact water and storm water. The Company monitors process water and non-contact water discharge on a daily basis and submits monthly reports to the KDHE documenting the test results from these water discharges. The USEPA and KDHE also monitor hazardous waste disposal for the Atchison and Kansas City plants. The Company also is required to submit annual reports pursuant to the Kansas and Federal Emergency Planning Community Right-to-Know Acts. Local officials, such as the local emergency planning committees in the Atchison and Kansas City communities, also receive copies of these annual reports.

         Similar environmental regulations apply to the Pekin, Illinois facility. Air quality at the Pekin plant is regulated by both the USEPA and the Illinois Environmental Protection Agency (the “IEPA”). The IEPA regulates all air emissions. The Company has permits to make certain emissions, and the IPEA has the right to do on-site testing to verify that the Company’s emissions comply with its permits. Also, the IEPA regulates waste water, cooling water and storm water discharge at the Pekin plant. The Company tests wastewater effluent quality twice each week and files monthly reports with the IEPA. The Company also files an Annual Emissions Report and a Toxic Release Inventory annually with the IEPA. The Pekin facility is also required to submit periodic reports pursuant to the Illinois and Federal Emergency Planning Community Right-to-Know Acts.

         During 1997, the IEPA commenced an action against the Company with respect to alleged noncompliance of the Pekin Plant with certain air quality regulations. In 2002, the USEPA began an enforcement initiative relating to air emissions standards, focusing on all ethanol producers in its Midwestern region. The Company has been in contact with the USEPA, the IEPA and the KDHE about both of its facilities. As a result of these proceedings, which are further described under “Item 3. Legal Proceedings,” the Company anticipates that it will be required to make capital expenditures of approximately $2.0 million at its Pekin facility and capital expenditures in excess of that amount at its Atchison facility to bring them into compliance with applicable standards. Any settlements of these matters will provide for phased schedules to implement the modifications, which are expected to extend for periods of months to a year or two depending on the modifications. Of the $11.0 million that the Company presently has committed during the current fiscal year to improvements and replacements of existing equipment, approximately $0.8 million has been allocated to modifications at the Pekin facility. Depending on settlement terms, additional expenditures may be required during the current fiscal year.

Item 2. Properties.

         The Company maintains the following principal plants, warehouses and office facilities:

		Plant Area	Tract Area
Location	Purpose	(in sq. ft.)	(in acres)

Atchison, Kansas	Principal executive offices, grain processing, distillery, warehousing, and research and quality control laboratories.	494,640	25

Kansas City, Kansas	Specialty protein and starch further processing and extrusion facility and warehouse.	83,200	12.5

Pekin, Illinois	Grain processing, distillery, warehousing and quality control laboratories.	462,926	49

         The distillery at the Atchison facility was substantially damaged by an explosion that occurred on September 13, 2002. The total rebuilding process is expected to take until November or December 2003 to complete. As a result, the Company’s operations have been affected as described under “Item 1. Business General Information.” Except for the foregoing, the facilities mentioned above are generally in good operating condition, are currently in normal operation, are generally suitable and adequate for the business activity conducted therein and have productive capacities sufficient to maintain prior levels of production. The Atchison and Pekin facilities are owned, and the Kansas City facility is leased from the Unified Government of Wyandotte County, Kansas City, Kansas pursuant to an industrial revenue bond financing. The Company has entered into loan agreements which contain covenants that limit its ability to pledge its facilities to others. The Company also owns transportation equipment and a gas pipeline described under “Business – Transportation” and “Energy.”

Item 3. Legal Proceedings.

         On April 13, 1997, an administrative proceeding was filed against the Company’s Illinois subsidiary before the Illinois Pollution Control Board (the “Board”), by the Illinois Attorney General on behalf of the Illinois Environmental Protection Agency (the “IEPA”). The proceeding relates to the Company’s installation and operation of two feed dryers at its facility in Pekin, Illinois. The Complaint alleges that the dryers exceed the particulate emission limitations specified in the construction permits for the units; that the dryers are being operated without operating permits; and that the dryers were constructed without a Prevention of Significant Deterioration (PSD) construction permit setting forth a best available control technology (“BACT”) emission limitation. The Complaint seeks a Board order ordering the Company to cease and desist from violations of the Illinois Environmental Protection Act and associated regulations, assessing a civil penalty, and awarding the state its attorneys fees.

         The Company has filed an Answer before the Board admitting that compliance tests have shown particulate emissions in excess of the limits set forth in the construction permits, but denying the remainder of the State’s claims. Since the time operational problems were discovered with the dryers’ pollution control equipment, the Company has been conferring and negotiating with the IEPA on the issues involved in the Complaint. The Company and the IEPA have been conducting air modeling to support the construction of new pollution control equipment for the dryers. It is anticipated that the new equipment will bring emissions into compliance with all applicable limitations. Currently, the modeling indicates that the addition of the pollution control equipment plus raising certain air emission stacks will be sufficient to bring emissions into compliance with all applicable limitations.

         Proceedings under the Complaint are being held in abeyance by agreement of the parties pending completion of the air modeling and completion of the Company’s compliance activities. The Company anticipates negotiating a settlement of the remainder of the State’s claims shortly, including any penalties. The state has recently indicated that it may be asking for some penalty associated with the economic benefit of not installing the new pollution control equipment sooner. No penalty amount has been discussed, and the Company intends to contest any request for a penalty because the State’s difficulty in completing its modeling has contributed to the delay in bringing emissions into compliance.

         The U.S. Environmental Protection Agency (“USEPA”), Region V, has recently begun an enforcement initiative focusing on all ethanol producers in its Midwestern region.  Along with all other ethanol producers in the region, the Company’s subsidiary, MGP Ingredients of Illinois, Inc. (“MGP-Illinois”), was contacted, and it attended a meeting with other ethanol producers where USEPA explained that it believed the ethanol producers had likely violated various provisions of the USEPA air emissions regulations in the past.  USEPA explained that rather than initiate enforcement proceedings against individual companies, it would prefer to work with the companies and settle any outstanding issues in a cooperative fashion.  Since the meeting, MGP Illinois has been in contact with the IEPA and USEPA regarding the USEPA air emissions initiative, and USEPA has issued an information request to MGP Illinois.  Based on these discussions, it appears MGP-Illinois may need to make certain modifications to its feed dryer emission controls (which are expected to be the same as the modifications that will be made to resolve the pending IEPA action) and add emission controls to its fuel truck loading operations.  In negotiations involving a draft Consent Decree to resolve any violations, the USEPA has requested a penalty of $180,000 to resolve this matter, which the Company understands is based on total sales of products from its Pekin facility. MGP-Illinois has not agreed to this requested penalty and will continue negotiations.

         Based on representations by the USEPA that ethanol producers who voluntarily contacted state or federal regulators to begin negotiations regarding installation of air pollution control technology would receive the benefit of “minimum fines”, the Company has advised the Kansas Department of Health and Environment (the “KDHE”) of its willingness to discuss the applicability of the enforcement initiative to the Company’s Atchison facility. The Company has met with representatives of the USEPA and the Kansas Department of Health and Environment and provided the KDHE with its written response to the enforcement initiative. The parties continue to discuss the applicability of the enforcement initiative to the Atchison facility, but the Company anticipates that it will be required to make modifications to its Atchison facility feed dryer, boiler, fermentation, fuel truck load out, fugitive VOC and particulate emission controls. No level of fines have been discussed. Investigations of several companies in Minnesota by the USEPA and the state of Minnesota resulted in settlement agreements in which each company agreed to install air pollution control technology and to pay a minimal fine, generally ranging from $10,000 to $50,000. If the USEPA seeks a fine with respect to the Atchison facility on the same basis as it has with respect to the Pekin facility, the Company believes the fine may exceed the amounts generally paid by the Minnesota producers but should be less than that sought with respect to the Pekin facility.

         In the aggregate, the Company estimates that costs of capital expenditures to address the issues raised with respect to its Pekin facility will aggregate approximately $2 million. The costs of modifications to the Atchison facility are not known at this time, but involve more work and are expected to exceed the costs at the Pekin facility. Any settlements of these matters will provide for phased schedules to implement the modifications, which are expected to extend for periods of months to a year or two depending on the modifications.

         There are no other legal proceedings pending as of June 30, 2003 which the Company believes to be material.

Item 4. Submissions of Matters to a Vote of Security Holders.

        No matters have been submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

Item 4A.  Executive Officers of the Registrant.

         Executive officers of the Company are as follows:

Name	Age	Position

Cloud L. Cray, Jr.	80	Chairman of the Board

Laidacker M. Seaberg	57	President, Chief Executive Officer

Sukh Bassi, Ph.D.	62	Vice President, New Products Innovation and Technology

Gerald Lasater	65	Vice President, International Marketing and Sales

Brian Cahill	49	Vice President, Finance and Administration and Chief Financial Officer

Clodualdo "Ody" Maningat, Ph.D.	48	Vice President, Application Technology and Technical Services

Marta L. Myers	43	Secretary and Administrative Assistant to the President

Steven J. Pickman	50	Vice President, Corporate Communications and Marketing Services

David E. Rindom	48	Vice President, Human Resources

Randy M. Schrick	53	Vice President, Manufacturing and Engineering

William R. Thornton	51	Vice President, Quality Management

Michael J. Trautschold	55	Executive Vice President, Marketing and Sales

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

         Dr. Bassi has served as Vice President - New Products, Innovations and Technology since July 2002. He was Vice President - Research and Development from 1985 until July 2002 and Vice President - Specialty Ingredients Marketing and Sales between 1998 and 2000. He also previously served as Technical Director from 1989 to 1998 and Vice President-Vital Wheat Gluten Marketing from 1992 to 1998. From 1981 to 1992 he was Manager of the Vital Wheat Gluten Strategic Business Unit. He was previously a professor of biology at Benedictine College for ten years.

         Mr. Cahill has served as Vice President - Finance and Administration since October 2002. Prior thereto he served as general manager of the Company's Pekin facility since 1992.

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

         Mr. Schrick, a Director since 1987, joined the Company in 1973. He has served as Vice President - Manufacturing and Engineering since July 2002. He served as Vice President - Operations from 1992 until July 2002. From 1984 to 1992 he served as Vice President and General Manager of the Pekin plant. From 1982 to 1984 he was the Plant Manager of the Pekin Plant. Prior to 1982, he was Production Manager at the Atchison plant.

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

PART II

Item 5. Market for Registrants Common Equity and Related Stockholders Matters.

         The Common Stock of the Company has been traded on the NASDAQ National Market System since November 1988. Following the effective date of its name change to MGP Ingredients, Inc. on October 10, 2002, the Company's trading symbol changed from MWGP to MGPI.

         The following table below reflects the high and low closing prices of the Common Stock for each quarter of fiscal 2002 and 2003. The Company paid a cash dividend of $.10 per share in November 2000, a dividend of $.15 per share in November 2001, and a dividend of $.15 per share in November 2002. Previously, cash dividends had not been paid since the end of 1995. Any future dividends will be paid at the discretion of the Board of Directors, which will consider various factors, including the Company's operating results and cash requirements, in making any decision respecting dividends.

Sales Price
		High	Low
2003
	First Quarter	$13.87	$ 7.11
	Second Quarter	10.08	5.86
	Third Quarter	10.41	5.96
	Fourth Quarter	9.18	6.49

2002
	First Quarter	$11.05	$ 8.65
	Second Quarter	12.18	9.01
	Third Quarter	14.73	11.50
	Fourth Quarter	14.60	12.40

        At June 30, 2003 there were approximately 790 holders of record of the Company’s Common Stock. It is believed that the Common Stock is held by approximately 1,960 beneficial owners.

Item 6. Selected Financial Data.

        Incorporated by reference to the information under “Selected Financial Information” on page 13 of the Annual Report, a copy of which page is included in Exhibit 13 to this Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Incorporated by reference to the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Liquidity and Capital Resources” on pages 14 through 19 and 22 through 23 of the Annual Report, copies of which pages are included in Exhibit 13 to this Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        Incorporated by reference to the information under “Market Risk” on page 21 of the Annual Report, a copy of which page is included in Exhibit 13 to this Report.

Item 8. Financial Statements and Supplementary Data.

        Incorporated by reference to the information under “Quarterly Financial Information” on page 20 of the Annual Report and to the consolidated financial statements and related notes on pages 24 through 36 of the Annual Report, copies of which pages are included in Exhibit 13 to this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Not applicable.

Item 9A. Controls and Procedures.

         Evaluation of disclosure controls and procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the design and effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequately designed and operating effectively to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-K Annual Report was being prepared.

         Changes in internal controls.

There has been no change in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors of the Registrant.

        Incorporated by reference to the information under “Election of Directors” at pages 2 through 4 and “Section 16(a) Beneficial Ownership Reporting Compliance” at page 16 of the Proxy Statement.

Item 11. Executive Compensation.

        Incorporated by reference to the information in the last paragraph under “Certain information concerning the Board and its Committees” at page 6 of the Proxy Statement and under “Executive Compensation” on pages 8 through 10 of the Proxy Statement. The material under the captions “Report of The Human Resources Committee” on page 11 to 13 and “Performance of the Company’s Common Stock” on page 10 and 11 is not incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Incorporated by reference to the information under “Principal Stockholders” on pages 14 to 16 of the Proxy Statement.

        The following is a summary of securities authorized for issuance under equity compensation plans as of June 30, 2003:

Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average of exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(1)) (c)

Equity compensation plans	749,550	$10.98	182,060
approved by shareholders
Equity compensation plans not	--	--	--
approved by security holders
Total		$10.98

(1)  Of these securities, as of June 30, 2003 an aggregate of 128,000 shares may also be issued as performance or restricted stock awards under the terms of Stock Incentive Plan of 1996 and the 1998 Stock Incentive Plan for Salaried Employees.

Item 13. Certain Relationships and Related Transactions.

         None.

Item 14. Principal Accountant Fees and Services.

         Incorporated by reference to the information under “Audit and Certain Other Fees Paid Accountants” at page 7 of the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         The following documents are filed as part of this report:

(1)	Financial Statements:

Auditors’ Report on Financial Statements.
Consolidated Balance Sheets at June 30, 2003, 2002 and 2001.
Consolidated Statements of Income — for the Three Years Ended June 30, 2003, 2002
    and 2001.
Consolidated Statements of Stockholders’ Equity for the Three Years Ended June 30,
    2003, 2002 and 2001.
Consolidated Statements of Cash Flow — for the Three Years Ended June 30,
    2003, 2002 and 2001.
Notes to Consolidated Financial Statements.

The foregoing have been incorporated by reference to the Annual Report as indicated under Item 8.

(2)	Financial Statement Schedules:

Auditors’ Report on Financial Statement Schedules: VIII - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the information is contained in the Consolidated Financial Statements or notes thereto.

(3)	The exhibits required by Item 601 of Regulation S-K (paragraph (c) below)

        The Company filed reports on Form 8-K on April 17, 2003 and May 7, 2003 reporting >information under Item 9.

          Exhibits:

Exhibit No.	Description

3(a)(1)	Articles of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 3 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 0-17196)).

3(b)	Bylaws of the Company (Incorporated by reference to Exhibit 3(b) of the Company’s Registration Statement No. 33-24398 on Form S-1).

4(a)	Copy of Note Agreement dated as of August 1, 1993, providing for the issuance and sale of $25 million of 6.68% term notes (“Term Notes”) (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 10-Q for the quarter ended September 30, 1993 (file number 0-17196)).

4(b)	Copy of Term Notes dated August 27, 1993 (incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 10-Q for the quarter ended September 30, 1993 (file number 0-17196)).

*4(c)	Copy of Ninth Amended Line of Credit Loan Agreement with Commerce Bank, N.A. providing for the Issuance of a Line of Credit Note in the amount of $10,000,000

*4(d)	Copy of Line of Credit Note Under Ninth Amended Line of Credit Loan Agreement.

4(e)	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the Commission upon request.

9(a)	Copy of Cray Family Trust (incorporated by reference to Exhibit 1 of Amendment No. 1 to Schedule 13D of Cloud L. Cray, Jr. dated November 17, 1995).

10(a)	Summary of informal cash bonus plan (incorporated by reference to Exhibit 10(a) to the Company’s Form 10-K for the year ended June 30, 2001 (file number 0-17196).

10(b)	Executive Stock Bonus Plan as amended June 15, 1992 (incorporated by reference to Exhibit 10(b) to the Company’s Form 10-K for the year ended June 30, 1992 (file number 0-17196)).

10(c)	Copy of MGP Ingredients, Inc. Stock Incentive Plan of 1996, as amended as of August 26, 1996 (incorporated by reference to Exhibit A to the Company’s Notice of Annual Meeting and Proxy Statement filed September 17, 1996).

10(d)	Copy of amendment to MGP Ingredients, Inc. Stock Incentive Plan of 1996 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (file number 0-17196)).

10(e)	Form of Stock Option with respect to stock options granted under the MGP Ingredients, Inc. Stock Incentive Plan of 1996 (incorporated by reference to Exhibit 10(e) to the Company’s Form 10-K for the year ended June 30, 1996 (file number 0-17196)).

10(f)	Copy of MGP Ingredients, Inc. 1996 Stock Option Plan for Outside Directors, as amended as of August 26, 1996 (incorporated by reference to Exhibit B to the Company’s Notice of Annual Meeting and Proxy Statement filed September 17, 1996).

10(g)	Copy of amendment to MGP Ingredients, Inc. 1996 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (file number 0-17196)).

10(h)	Copy of MGP Ingredients, Inc. 1998 Stock Incentive Plan for Salaried Employees (incorporated by reference to Appendix A to the Company’s Notice of Annual Meeting and Proxy Statement dated September 17, 1998, filed with the Securities and Exchange Commission on September 15, 1998).

10(i)	Form of Stock Option with respect to stock options granted under the MGP Ingredients, Inc. 1998 Stock Incentive Plan for Salaried Employees (incorporated by reference to Exhibit 10(e) to the Company’s Form 10-K for the year ended June 30, l996 (file number 0-17196)).

10(j)	Copy of amendments to Options granted under MGP Ingredients, Inc. Stock Option Plans (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (file number 0-17196)).

10(k)	Form of Option Agreement for the grant of Options under the MGP Ingredients, Inc. 1996 Stock Option Plan for Outside Directors, as amended (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (file number 0-17196)).

10(l)	Form of Amended Option Agreements for the grant of Options under the MGP Ingredients, Inc. 1998 Stock Incentive Plan for Salaried Employees (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (file number 0-17196)).

10(m)	Form of Option Agreement for the grant of Options under the MGP Ingredients, Inc. Stock Incentive Plan of 1996, as amended (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (file number 0-17196)).

10(n)	Form of Incentive Stock Option Agreement approved on December 7, 2000, for use thereafter under the Stock Incentive Plan of 1996 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2000 (file number 0-17196)).

10(o)	Form of Incentive Stock Option Agreement approved on December 7, 2000 for use thereafter under the 1998 Stock Incentive Plan for Salaried Employees (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2000 (file number 0-17196)).

10(p)	Form of Memorandum of Agreement Concerning Options approved on December 7, 2000 between the Company and certain members of senior management, including the following named executive officers: Ladd M. Seaberg, Randall M. Schrick and Dr. Sukh Bassi (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended December 31, 2000 (file number 0-17196)).

*10(q)(1)	Lease Agreement dated as of August 1, 2001 among GE Capital Public Finance, Inc., The Unified Government of Wyandotte County/Kansas City, Kansas, and MGP Ingredients, Inc.

*10(q)(2)	Amendment No. 1 dated as of July 1, 2003, to Lease Agreement referred to in Item 10(q)(1) among General Electric Capital Corporation, as assignee and successor-in-interest to GE Capital Public Finance, Inc., The Unified Government of Wyandotte County/Kansas City, Kansas and MGP Ingredients, Inc.

10(r)	Form of Memorandum of Agreement Concerning Options approved on December 10, 2001 between the Company and certain members of senior management, including the following named executive officers: Ladd M. Seaberg, Randall M. Schrick and Dr. Sukh Bassi (Incorporated by reference to Exhibit 10 to the Company’s form 10-Q for the quarter ended December 31, 2001 (file number 0-17196)).

10(s)	Lease dated December 16, 1993 between MGP Ingredients, Inc. and Cilcorp Development Services Inc. (Incorporated by reference to Exhibit 10(s) to the Company’s report on Form 10-K for the fiscal year ended June 30, 2002 (File No. 0-17196)).

10(t)	Steam Heat Service Agreement dated December 16, 1993 between MGP Ingredients, Inc. and Cilcorp Development Services Inc. (Incorporated by reference to Exhibit 10(t) to the Company’s report on Form 10-K for the fiscal year ended June 30, 2002 (File No. 0-17196)).

10(u)	Cogeneration Agreement dated December 16, 1993 among MGP Ingredients, Inc., Central Illinois Light Company and Cilcorp Development Services Inc. (Incorporated by reference to Exhibit 10(u) to the Company’s report on Form 10-K for the fiscal year ended June 30, 2002 (File No. 0-17196)).

*13	Information contained in the MGP Ingredients, Inc. 2003 Annual Report to Stockholders that is incorporated herein by reference.

22	Subsidiaries of the Company other than insignificant subsidiaries:

Subsidiary Midwest Grain Pipeline, Inc. MGP Ingredients of Illinois, Inc. Kansas City Ingredient Technologies, Inc.	State of Incorporation or Organization Kansas Illinois Kansas

*23	Consent of BKD, LLP.

25	Powers of Attorney executed by all officers and directors of the Company who have signed this report on Form 10-K (incorporated by reference to the signature pages of this report).

*99.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.3	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*99.4	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

____________________
* Filed herewith

SIGNATURES

        Pursuant to requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Atchison, State of Kansas, on this 16th day of September, 2003.

MGP INGREDIENTS, INC. By: /s/ Laidacker M. Seaberg Laidacker M. Seaberg, President

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Cloud L. Cray, Jr., Laidacker M. Seaberg and Brian Cahill and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all reports of the Registrant on Form 10-K and to sign any and all amendments to such reports and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities & Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated.

Name	Title	Date

/s/ Laidacker M. Seaberg Laidacker M. Seaberg	President (Principal Executive Officer) and Director	September 16, 2003

/s/ Brian Cahill Brian Cahill	Vice President and Treasurer (Principal Financial and Accounting Officer)	September 16, 2003

/s/ Michael Braude	Director	September 16, 2003
Michael Braude

/s/ Cloud L. Cray, Jr.	Director	September 16, 2003
Cloud L. Cray, Jr.

/s/ Michael R. Haverty	Director	September 16, 2003
Michael R. Haverty

/s/ Linda E. Miller	Director	September 16, 2003
Linda E. Miller

/s/ Robert J. Reintjes	Director	September 16, 2003
Robert J. Reintjes

/s/ Randy M. Schrick	Director	September 16, 2003
Randy M. Schrick

/s/ Daryl R. Schaller	Director	September 16, 2003
Daryl R. Schaller

/s/ James A. Schlindwein	Director	September 16, 2003
James A. Schlindwein

MGP INGREDIENTS, INC.

Consolidated Financial Statement Schedules
(Form 10-K)

June 30, 2003, 2002, and 2001
(With Auditors’ Report Thereon)

BKD, LLP

Twelve Wyandotte Plaza 120 West 12th Street, Suite 1200 Kansas City, MO 64105-1936
bkd.com

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

Board of Directors and Stockholders
MGP Ingredients, Inc.
Atchison, Kansas

        In connection with our audit of the consolidated financial statements of MGP INGREDIENTS, INC. for each of the three years in the period ended June 30, 2003, we have also audited the following financial statement schedule. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits of the basic financial statements. The schedule is presented for purposes of complying with the Securities and Exchange Commission’s rules and regulations and is not a required part of the consolidated financial statements.

        In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ BKD, LLP

Kansas City, Missouri
August 1, 2003

MGP INGREDIENTS, INC

VIII.   VALUATION AND QUALIFYING ACCOUNTS

Balance, Beginning Of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-Offs	Balance, End of Period

(In Thousands)

Year Ended June 30, 2003 Allowance for doubtful accounts	$252	$24	---	$24	$252

Year Ended June 30, 2002 Allowance for doubtful accounts	252	473	---	473	252

Year Ended June 30, 2001 Allowance for doubtful accounts	252	82	---	82	252

EXHIBIT INDEX

Exhibit No.	Description

3(a)(1)	Articles of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 3 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 0-17196)).

3(b)	Bylaws of the Company (Incorporated by reference to Exhibit 3(b) of the Company’s Registration Statement No. 33-24398 on Form S-1).

4(a)	Copy of Note Agreement dated as of August 1, 1993, providing for the issuance and sale of $25 million of 6.68% term notes (“Term Notes”) (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 10-Q for the quarter ended September 30, 1993 (file number 0-17196)).

4(b)	Copy of Term Notes dated August 27, 1993 (incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 10-Q for the quarter ended September 30, 1993 (file number 0-17196)).

*4(c)	Copy of Ninth Amended Line of Credit Loan Agreement with Commerce Bank, N.A. providing for the Issuance of a Line of Credit Note in the amount of $10,000,000

*4(d)	Copy of Line of Credit Note Under Ninth Amended Line of Credit Loan Agreement.

4(e)	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the Commission upon request.

9(a)	Copy of Cray Family Trust (incorporated by reference to Exhibit 1 of Amendment No. 1 to Schedule 13D of Cloud L. Cray, Jr. dated November 17, 1995).

10(a)	Summary of informal cash bonus plan (incorporated by reference to Exhibit 10(a) to the Company’s Form 10-K for the year ended June 30, 2001 (file number 0-17196).

10(b)	Executive Stock Bonus Plan as amended June 15, 1992 (incorporated by reference to Exhibit 10(b) to the Company’s Form 10-K for the year ended June 30, 1992 (file number 0-17196)).

10(c)	Copy of MGP Ingredients, Inc. Stock Incentive Plan of 1996, as amended as of August 26, 1996 (incorporated by reference to Exhibit A to the Company’s Notice of Annual Meeting and Proxy Statement filed September 17, 1996).

10(d)	Copy of amendment to MGP Ingredients, Inc. Stock Incentive Plan of 1996 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (file number 0-17196)).

10(e)	Form of Stock Option with respect to stock options granted under the MGP Ingredients, Inc. Stock Incentive Plan of 1996 (incorporated by reference to Exhibit 10(e) to the Company’s Form 10-K for the year ended June 30, 1996 (file number 0-17196)).

10(f)	Copy of MGP Ingredients, Inc. 1996 Stock Option Plan for Outside Directors, as amended as of August 26, 1996 (incorporated by reference to Exhibit B to the Company’s Notice of Annual Meeting and Proxy Statement filed September 17, 1996).

10(g)	Copy of amendment to MGP Ingredients, Inc. 1996 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (file number 0-17196)).

10(h)	Copy of MGP Ingredients, Inc. 1998 Stock Incentive Plan for Salaried Employees (incorporated by reference to Appendix A to the Company’s Notice of Annual Meeting and Proxy Statement dated September 17, 1998, filed with the Securities and Exchange Commission on September 15, 1998).

10(i)	Form of Stock Option with respect to stock options granted under the MGP Ingredients, Inc. 1998 Stock Incentive Plan for Salaried Employees (incorporated by reference to Exhibit 10(e) to the Company’s Form 10-K for the year ended June 30, l996 (file number 0-17196)).

10(j)	Copy of amendments to Options granted under MGP Ingredients, Inc. Stock Option Plans (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (file number 0-17196)).

10(k)	Form of Option Agreement for the grant of Options under the MGP Ingredients, Inc. 1996 Stock Option Plan for Outside Directors, as amended (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (file number 0-17196)).

10(l)	Form of Amended Option Agreements for the grant of Options under the MGP Ingredients, Inc. 1998 Stock Incentive Plan for Salaried Employees (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (file number 0-17196)).

10(m)	Form of Option Agreement for the grant of Options under the MGP Ingredients, Inc. Stock Incentive Plan of 1996, as amended (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (file number 0-17196)).

10(n)	Form of Incentive Stock Option Agreement approved on December 7, 2000, for use thereafter under the Stock Incentive Plan of 1996 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2000 (file number 0-17196)).

10(o)	Form of Incentive Stock Option Agreement approved on December 7, 2000 for use thereafter under the 1998 Stock Incentive Plan for Salaried Employees (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2000 (file number 0-17196)).

10(p)	Form of Memorandum of Agreement Concerning Options approved on December 7, 2000 between the Company and certain members of senior management, including the following named executive officers: Ladd M. Seaberg, Randall M. Schrick and Dr. Sukh Bassi (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended December 31, 2000 (file number 0-17196)).

*10(q)(1)	Lease Agreement dated as of August 1, 2001 among GE Capital Public Finance, Inc., The Unified Government of Wyandotte County/Kansas City, Kansas, and MGP Ingredients, Inc.

*10(q)(2)	Amendment No. 1 dated as of July 1, 2003, to Lease Agreement referred to in Item 10(q)(1) among General Electric Capital Corporation, as assignee and successor-in-interest to GE Capital Public Finance, Inc., The Unified Government of Wyandotte County/Kansas City, Kansas and MGP Ingredients, Inc.

10(r)	Form of Memorandum of Agreement Concerning Options approved on December 10, 2001 between the Company and certain members of senior management, including the following named executive officers: Ladd M. Seaberg, Randall M. Schrick and Dr. Sukh Bassi (Incorporated by reference to Exhibit 10 to the Company’s form 10-Q for the quarter ended December 31, 2001 (file number 0-17196)).

10(s)	Lease dated December 16, 1993 between MGP Ingredients, Inc. and Cilcorp Development Services Inc. (Incorporated by reference to Exhibit 10(s) to the Company’s report on Form 10-K for the fiscal year ended June 30, 2002 (File No. 0-17196)).

10(t)	Steam Heat Service Agreement dated December 16, 1993 between MGP Ingredients, Inc. and Cilcorp Development Services Inc. (Incorporated by reference to Exhibit 10(t) to the Company’s report on Form 10-K for the fiscal year ended June 30, 2002 (File No. 0-17196)).

10(u)	Cogeneration Agreement dated December 16, 1993 among MGP Ingredients, Inc., Central Illinois Light Company and Cilcorp Development Services Inc. (Incorporated by reference to Exhibit 10(u) to the Company’s report on Form 10-K for the fiscal year ended June 30, 2002 (File No. 0-17196)).

*13	Information contained in the MGP Ingredients, Inc. 2003 Annual Report to Stockholders that is incorporated herein by reference.

22	Subsidiaries of the Company other than insignificant subsidiaries:

Subsidiary Midwest Grain Pipeline, Inc. MGP Ingredients of Illinois, Inc. Kansas City Ingredient Technologies, Inc.	State of Incorporation or Organization Kansas Illinois Kansas

*23	Consent of BKD, LLP.

25	Powers of Attorney executed by all officers and directors of the Company who have signed this report on Form 10-K (incorporated by reference to the signature pages of this report).

*99.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.3	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*99.4	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

____________________
* Filed herewith