Form 10-Q
period 2003-09-30
MGP INGREDIENTS INC
filed 2003-11-14
CIK 835011

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For Quarter Ended September 30, 2003 - Commission File No. 0-17196



                              MGP INGREDIENTS, INC.
                    --------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           KANSAS                                     48-0531200
--------------------------------                ---------------------
(State or Other Jurisdiction of                      IRS Employer
 Incorporation or Organization)                    Identification No.


                    1300 Main Street, Atchison, Kansas 66002
              -----------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)


                                 (913) 367-1480
              -----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


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

                           Common stock, no par value
                          7,663,444 shares outstanding
                            as of September 30, 2003

                                     INDEX
                                     -----

PART I.  FINANCIAL INFORMATION                                              Page
                                                                            ----

         Item 1.    Financial Statements

               Independent Accountants' Review Report...................      1

               Condensed Consolidated Balance Sheets as of
               September 30, 2003 and June 30, 2003.....................      2

               Condensed Consolidated Statements of Income for
               the Three Months Ended September 30, 2003 and 2002.......      3

               Condensed Consolidated Statements of Cash Flows for
               the Three Months Ended September 30, 2003 and 2002.......      4

               Notes to Condensed Consolidated Financial Statements.....      5

         Item 2.    Management's Discussion and Analysis of Financial
                        Condition and Results of Operations.............      8


         Item 3.    Quantitative and Qualitative Disclosures
                        About Market Risk..............................      14


         Item 4.    Controls and Procedures............................      14



PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings.................................       15

         Item 4.    Submission of Matters to a Vote
                        of Security Holders............................      15

         Item 6.    Exhibits and Reports on Form 8-K...............          15

                         Independent Accountants' Report



Board of Directors and Stockholders
MGP Ingredients, Inc.
Atchison, Kansas   66002


We have reviewed the accompanying condensed consolidated balance sheets of MGP Ingredients, Inc. as of September 30, 2003 and the related condensed consolidated statements of income and cash flows for the three-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of June 30, 2003 and the related consolidated statements of income, retained earnings and cash flows for the year then ended (not presented herein), and in our report dated August 1, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                  /s/BKD, LLP


Kansas City, Missouri
October 17, 2003

                              MGP Ingredients, Inc.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)


Assets

                                                                               September 30,         June 30,
                                                                                   2003                2003
                                                                            ----------------------------------------
                                                                                (Unaudited)
    Current Assets
        Cash and cash equivalents                                             $         12,487   $         17,539
        Receivables, net of allowance of $252 at
          September 30, 2003 and June 30, 2003                                          24,006             20,466
        Inventories                                                                     24,078             26,956
        Prepaid expenses                                                                 2,758              1,578
        Income taxes receivable                                                          1,474              3,086
                                                                               ---------------    ---------------

               Total current assets                                                     64,803             69,625
                                                                               ---------------    ---------------


    Property and Equipment, at cost                                                    271,786            263,990
        Less accumulated depreciation                                                  175,841            172,186
                                                                               ---------------    ---------------

               Total property and equipment, net                                        95,945             91,804
                                                                               ---------------    ---------------


    Other
        Insurance receivable                                                            12,271             11,515
        Other assets                                                                       172                186
                                                                               ---------------    ---------------

               Total other assets                                                       12,443             11,701
                                                                               ---------------    ---------------












               Total assets                                                   $        173,191   $        173,130
                                                                               ===============    ===============

_______________
See Accompanying Notes to Condensed Consolidated Financial
Statements and Independent Accountants' Review Report

Liabilities and Stockholders' Equity

                                                                               September 30,         June 30,
                                                                                   2003                2003
                                                                            ----------------------------------------
                                                                                (Unaudited)
    Current Liabilities
        Current maturities of long-term debt                                  $          3,201   $          3,201
        Accounts payable                                                                11,264              9,729
        Accrued expenses                                                                 3,583              3,604
        Deferred income taxes                                                              241                241
        Deferred income                                                                 13,895             14,323
                                                                               ---------------    ---------------

               Total current liabilities                                                32,184             31,098
                                                                               ---------------    ---------------

    Long-Term Debt                                                                      12,726             15,232
                                                                               ---------------    ---------------

    Post-Retirement Benefits                                                             5,873              5,780
                                                                               ---------------    ---------------

    Deferred Income Taxes                                                               15,802             15,802
                                                                               ---------------    ---------------

    Stockholders' Equity
        Capital stock
           Preferred, 5% cumulative, $10 par value; authorized
              1,000 shares; issued and outstanding 437 shares                                4                  4
           Common, no par; authorized 20,000,000 shares;
               issued 9,765,172 shares                                                   6,715              6,715
        Additional paid-in capital                                                       2,605              2,605
        Retained earnings                                                              116,182            114,861
        Accumulated other comprehensive gain (loss) -
          Cash flow hedges                                                                 (80)               (50)
                                                                               ---------------    ---------------

                                                                                       125,426            124,135
        Treasury stock, at cost
           Common
               September 30, 2003 - 2,086,228 shares
               June 30, 2003 - 2,079,828 shares                                        (18,820)           (18,917)
                                                                               ---------------    ---------------

                                                                                       106,606            105,218
                                                                               ---------------    ---------------

               Total liabilities and stockholders' equity                     $        173,191   $        173,130
                                                                               ===============    ===============

                              MGP Ingredients, Inc.
                   Condensed Consolidated Statements of Income
                 Three Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                                                   2003                2002
                                                                            ----------------------------------------
                                                                                        (in thousands)

    Net Sales                                                                 $         57,054   $         42,899

    Cost of Sales                                                                       55,367             42,722
                                                                               ---------------    ---------------

    Gross Profit (Loss)                                                                  1,687                177

    Selling, General and
       Administrative                                                                    3,698              3,321
                                                                               ---------------    ---------------

                                                                                        (2,011)            (3,144)

    Other Operating Income                                                               6,090              1,522
                                                                               ---------------    ---------------

    Operating Income (Loss)                                                              4,079             (1,622)

    Other Income, net                                                                      281             13,166

    Interest Expense                                                                      (279)              (321)
                                                                               ---------------    ---------------

    Income before Income Taxes                                                           4,081             11,223

    Provision for Income Taxes                                                           1,611              4,433
                                                                               ---------------    ---------------

    Net Income                                                                           2,470              6,790

    Other Comprehensive Income
       (Loss)                                                                              (30)               385
                                                                               ---------------    ---------------

    Comprehensive Income                                                      $          2,440   $          7,175
                                                                               ===============    ===============

    Basic Earnings per Common Share                                           $           0.32   $           0.84
                                                                               ===============    ===============

    Diluted Earnings per Common
       Share                                                                  $           0.32   $           0.83
                                                                               ===============    ===============

    Dividends per Common Share                                                $           0.15   $           0.15
                                                                               ===============    ===============

                                       3
_______________
See Accompanying Notes to Condensed Consolidated Financial
Statements and Independent Accountants' Review Report

                             MGP Ingredients, Inc.
                Condensed Consolidated Statements of Cash Flows
                 Three Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                                                   2003                2002
                                                                            ----------------------------------------
                                                                                        (in thousands)

    Operating Activities
        Net income                                                            $          2,470   $          6,790
        Items not requiring cash
           Depreciation                                                                  3,675              3,666
           Deferred income taxes                                                           (20)             4,987
        Changes in
           Accounts receivable                                                          (3,540)             4,845
           Inventories                                                                   2,848             (2,074)
           Insurance receivable                                                           (756)           (13,000)
           Accounts payable and accrued expenses                                         1,518             (2,949)
           Deferred income                                                                (428)             7,293
           Income taxes (receivable) payable                                             1,632               (681)
           Other                                                                        (1,094)            (1,691)
                                                                               ----------------   ---------------

               Net cash provided by operating activities                                 6,305              7,186
                                                                               ---------------    ---------------

    Investing Activities
        Additions to property and equipment                                             (8,794)            (5,226)
        Net purchases of investments                                                        --               (792)
                                                                               ---------------    ---------------

               Net cash used in investing activities                                    (8,794)            (6,018)
                                                                               ---------------    ---------------

    Financing Activities
        Purchase of treasury stock                                                         (57)              (273)
        Sales of treasury stock                                                             --                 13
        Net payments on long-term debt                                                  (2,506)            (2,506)
                                                                               ---------------    ---------------

               Net cash used in financing activities                                    (2,563)            (2,766)
                                                                               ---------------    ---------------

    Decrease in Cash and Cash Equivalents                                               (5,052)            (1,598)

    Cash and Cash Equivalents, Beginning of Period                                      17,539             24,045
                                                                               ---------------    ---------------

    Cash and Cash Equivalents, End of Period                                  $         12,487   $         22,447
                                                                               ===============    ===============



                                       4
_______________
See Accompanying Notes to Condensed Consolidated Financial
Statements and Independent Accountants' Review Report

                              MGP Ingredients, Inc.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)



NOTE 1:  BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of the Company's management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. The condensed consolidated balance sheet as of June 30, 2003 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K Annual Report for 2003 filed with the Securities and Exchange Commission. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.



NOTE 2:  EARNINGS PER SHARE

        Earnings per common share data is based upon the weighted average number of common shares outstanding totaling 7,666,202 and 8,026,920 in the first quarter of 2004 and 2003, respectively, for basic earnings per share and 7,685,737 and 8,050,682 for diluted earnings per share. Employee stock options are the only potentially dilutive securities held by the Company.

        The Company has a stock-based employee compensation plan, which it accounts for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                                                      Three Months Ended
                                                                                         September 30
                                                                                   2003                2002
                                                                            ----------------------------------------
                                                                                   (in thousands, except per
                                                                                        share amounts)

           Net income, as reported                                            $       2,470      $       6,790
           Less:  Total stock-based employee compensation cost
              determined under the fair value based method, net of
              income taxes                                                              143                170
                                                                               ------------       ------------

           Pro forma net income                                               $       2,327      $       6,620
                                                                               ============       ============

           Earnings per share
               Basic - as reported                                            $       0.32       $       0.84
                                                                               ===========        ===========
               Basic - pro forma                                              $       0.30       $       0.82
                                                                               ===========        ===========
               Diluted - as reported                                          $       0.32       $       0.83
                                                                               ===========        ===========
               Diluted - pro forma                                            $       0.30       $       0.81
                                                                               ===========        ===========


                              MGP Ingredients, Inc.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)


NOTE 3:  INSURANCE RECOVERIES

        On September 13, 2002, the Company's Atchison, Kansas distillery was shut down as the result of an explosion at the distillery. As a result, business interruption insurance proceeds of $5.7 million and $530,000 were recorded as other operating income for the three months ended September 30, 2003 and 2002, respectively. In addition, the Company has recorded insurance receivable resulting from the property damage incurred and recognized a $13 million gain from the property damage in other income in the three months ended September 30, 2002. As of September 30, 2003, the Company has a $12 million receivable from the insurance company related to this matter. The Company and its insurer are in the process of determining the actual damages, and the ultimate insurance recovery could differ from the estimates recorded through September 30, 2003. Additional costs (net of insurance recoveries) will be recognized in future periods, as they are incurred. Amounts of such future costs (net of insurance recoveries) cannot be estimated at this time, but are expected primarily to relate to inefficiencies in production and additional shipping and handling costs resulting from the shut-down of the Atchison distillery operation.



NOTE 4:  CONTINGENCIES

        There are various legal proceedings involving the Company and its subsidiaries. Management considers that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or operations of the Company.



NOTE 5:  OPERATING SEGMENTS

        The Company is a fully integrated producer of ingredients and distillery products. The operations are classified into two reportable segments: ingredients and distillery products. Ingredients consist of specialty ingredients, including specialty, or value-added, wheat proteins and starches, commodity ingredients, including vital wheat gluten and commodity wheat starch, and mill feeds. Distillery products consist of food grade alcohol, including beverage alcohol and industrial alcohol, fuel grade alcohol, and distillers' feed and carbon dioxide, which are by-products of the Company's distillery operations.

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

                              MGP Ingredients, Inc.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)


                                                                                      Three Months Ended
                                                                                         September 30
                                                                                   2003                2002
                                                                            ----------------------------------------
           Sales to customers
               Ingredients                                                    $         21,917   $         13,092
               Distillery products                                                      35,137             29,807
                                                                               ---------------    ---------------

                                                                              $         57,054   $         42,899
                                                                               ===============    ===============
           Depreciation
               Ingredients                                                    $          1,461   $          1,235
               Distillery products                                                       2,037              2,200
               Corporate                                                                   177                231
                                                                               ---------------    ---------------

                                                                              $          3,675   $          3,666
                                                                               ===============    ===============
           Income before income taxes
               Ingredients                                                    $          2,571   $            618
               Distillery products                                                       1,905             10,880
               Corporate                                                                  (395)              (275)
                                                                               ---------------    ---------------

                                                                              $          4,081   $         11,223
                                                                               ===============    ===============



                                                                                September 30,           June 30,
                                                                                    2003                  2003
                                                                            ----------------------------------------
           Identifiable assets
               Ingredients                                                    $         58,543   $         59,628
               Distillery products                                                      79,250             76,704
               Corporate                                                                35,398             36,798


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


RESULTS OF OPERATIONS


    CRITICAL ACCOUNTING POLICIES

        Reference is made to the Company's Annual Report on Form 10-K for accounting policies which are considered by management to be critical to an understanding of the Company's financial statements.


    OPERATIONS

        The Company is a fully integrated producer of certain ingredients and distillery products and has two reportable segments, an ingredients segment and a distillery products segment. Products included within the ingredients segment consist of starches, including commodity wheat starch and modified and specialty wheat starches; proteins, including commodity wheat gluten, specialty wheat, soy and other proteins; and mill feeds. Distillery products consist of food grade alcohol, including beverage alcohol and industrial alcohol; fuel alcohol, commonly known as ethanol; and distillers' grain and carbon dioxide, which are by-products of the Company's distillery operations.

        The Company processes its products at plants located in Atchison, Kansas and Pekin, Illinois. The Company also operates a wheat protein and wheat starch further processing and extrusion facility in Kansas City, Kansas. The Company purchases wheat directly from local and regional farms and grain elevators and mills it into flour and mill feeds. The flour is processed with water to extract vital wheat gluten, a portion of which is further processed into specialty wheat proteins. Vital wheat gluten and most wheat protein products are dried into powder and sold in packaged or bulk form. The starch slurry which results after the extraction of the gluten and wheat proteins is further processed to extract premium wheat starch, which is also dried into powder and sold in packaged or bulk form, either as commodity wheat starch or, after further processing, as modified or specialty wheat starch. The remaining slurry is mixed with mill feeds, corn or milo and water and then cooked, fermented and distilled into alcohol. The residue of the distilling operations is dried and sold as a high protein additive for animal feed. Carbon dioxide, which is produced during the fermentation process, is trapped and sold. Mill feeds not used in the distilling process are sold to feed manufacturers.

        On September 13, 2002, an explosion at the Company's Atchison plant caused significant damage to the Company's distillery operations at that location. There were no fatalities and only a few minor injuries; however, damage to the distillery was major, affecting operations throughout fiscal 2003 and in the first quarter of fiscal 2004. Historically, the Atchison distillery has produced approximately one-third of the Company's total alcohol output, accounting for approximately 19% of its total fuel grade alcohol production and approximately 67% of its total food grade alcohol production during the last fiscal year. As a result of the explosion, the Company has been unable to produce finished alcohol at its Atchison plant. The Company has been able to produce unfinished alcohol at the Atchison location since December 2002, most of which has been shipped to the Pekin, Illinois facility for further processing. The Company generally has been able to meet the needs of its regular customers through its Illinois facility and supplemental third-party purchases, although its spot market sales have been affected. Because the Company's ingredient and alcohol production processes are integrated, the distillery slowdown in Atchison also temporarily affected the Company's ability to produce the base proteins and starches, which are used in the production of specialty ingredients at this location. For a time, the Company altered its operations to use its Illinois facility to produce base proteins and starches, which were then shipped to the Atchison facility as raw material for producing specialty ingredients. As a result, while production costs increased, the Company was able to limit the effects of the distillery explosion on its ability to supply specialty products to customers. The adverse impact of the distillery slowdown on the Company's operations has been substantially reduced by business interruption insurance.

        The Company is proceeding with plans to resume full alcohol production in Atchison. The total distillery rebuilding process is expected to take until late November or early December of 2003 to complete, with the actual start-up of the new equipment scheduled to occur in early January 2004. The Company believes insurance proceeds will be sufficient to substantially offset rebuilding costs. The gain resulting from insurance proceeds in excess of the net recorded costs of assets destroyed in the accident is expected to exceed $15.4 million (pre-tax), which amount was included as other non-operating income in fiscal 2003.

        The following is a summary of revenues and pre-tax profits/(loss) allocated to each reportable operating segment for the three months ended September 30 in fiscal 2004 and fiscal 2003:

                                                                                         Three Months Ended
                                                                                            September 30
                                                                                       2003             2002
                                                                                 -----------------------------------
                                                                                       (Dollars in Thousands)
           Ingredients
               Net sales                                                           $      21,917    $      13,092
               Pre-tax income                                                              2,571              618

           Distillery Products
               Net sales                                                           $      35,137    $      29,807
               Pre-tax income (loss)                                                       1,905           10,880


    GENERAL

        The Company experienced net income of $2,470,000 in the first quarter of fiscal 2004 compared to net income of $6,790,000 in the first quarter of fiscal 2003. A nearly 100% increase in sales of specialty ingredients was the principal contributor to the Company's net income for the current fiscal year's first quarter. The recognition of additional business interruption insurance proceeds to compensate for the effects of a distillery explosion at the Company's Atchison, Kansas plant on September 13, 2002 was also a factor. For the first quarter of the prior fiscal year, the Company's net income was due to $13 million in non-operating income ($7.9 million after the effects of income taxes) resulting from the recognition of insurance proceeds in excess of the net recorded costs of assets that were destroyed in the distillery explosion.

        Because of the increased sales of specialty ingredients, the Company's total ingredients segment accounted for approximately two-thirds of the Company's first quarter pre-tax income.

        Business interruption insurance proceeds recognized in the current year's first quarter amounted to approximately $5.7 million and were allocated to the Company's distillery products segment. This amount reflects anticipated payments, approximately one-third of which are attributable to revised estimates of proceeds related to the Company's fiscal 2003 fourth quarter. The Company additionally benefited from the receipt of approximately $1.2 million (net of income taxes) from a United States Department of Agriculture (USDA) program to provide cash incentives to ethanol producers. Details on this program are provided below.

        Recent expansion projects initiated by the Company have helped meet increased demand for the Company's specialty ingredients. In November 2002, the Company completed an expansion at its Atchison plant for the production of specialty wheat proteins for bakery, pasta and noodle and related food markets. This project currently is enabling the Company to satisfy increased interest in its wheat protein isolates and wheat protein concentrates for multiple food formulations, particularly low-carbohydrate, high-protein formulations, as well as in refrigerated, frozen and par-baked dough systems. Also, prior to the start of fiscal 2004, the Company completed an expansion of its bake lab facilities in Atchison as well as enhancements to equipment it uses to produce a number of natural proteins and starches for use in personal care applications, including shampoos, conditioners, lotions and soaps.

        A capacity expansion that was launched at the Company's facility in Kansas City, Kansas in March 2003 has proceeded ahead of schedule. The entire project is not slated to be completed until March 2004. However, new equipment that was recently installed at that location is already being operated to meet increased demand for the Company's textured wheat proteins for use in vegetarian and meat extension applications, and its grain-based resins, which are produced in a separate section of the facility for use in manufacturing pet chews and related treats.

        Reconstruction of the Company's Atchison distillery is rapidly nearing completion. The rebuilding process is expected to be completed by or before early December 2003, with the actual start-up of the new equipment scheduled to occur one month later. When completed, the majority of the distillery's capacity is expected to be dedicated to the production of high quality, high purity food grade alcohol for beverage and industrial applications. The remainder will be dedicated to the production of fuel grade alcohol, commonly known as ethanol.


    INGREDIENTS

        Total ingredient sales in the first quarter of fiscal 2004 increased by 62% compared to the prior year's first quarter. This was due to a nearly 100% increase in sales of specialty ingredients, consisting primarily of specialty wheat proteins and wheat starches, which offset a modest decline in sales of commodity ingredients, principally vital wheat gluten and commodity wheat starch.

        The reduction in commodity wheat starch sales resulted from the Company's decision to emphasize specialty starch sales over commodity wheat starch sales. The reduction in vital wheat gluten sales occurred because the Company elected to curtail production due to pricing pressures from artificially low priced gluten imports from the European Union and to place more emphasis on the production and marketing of specialty proteins. Competitive pressures from the E.U. increased following the expiration of the three-year-long quota on wheat gluten imports in early June 2001.


    DISTILLERY PRODUCTS

        Sales of the Company's distillery products rose by 18% compared to the first quarter of fiscal 2003. This increase was mainly due to an 8% increase in sales of fuel grade alcohol and a nearly 4% increase in sales of food grade alcohol. Additionally, sales of distillers feed, the principal by-product of the alcohol production process, rose by 14% compared to a year ago. Sales of unfinished alcohol produced at the Atchison plant accounted for approximately 9% of total distillery products sales in the current year's first quarter. No alcohol was produced at the Atchison distillery during the prior year's first quarter after the September 13, 2002 explosion.

        The Company has been able to produce unfinished alcohol at its Atchison plant since December 2002, most of which has been shipped to the Pekin, Illinois facility for further processing. The Company generally has been able to meet the needs of its regular customers through its Illinois facility and supplemental third-party purchases, although its spot market business has been affected.


    SALES

        Net sales in the first quarter of fiscal 2004 increased by approximately $14.2 million above net sales in the first quarter of fiscal 2003. This increase resulted mainly from a 62% jump in sales of ingredients and an 18% rise in sales of distillery products.

        The increase in sales of ingredients was due to significantly improved sales of specialty ingredients, which consist primarily of specialty wheat proteins and starches. This improvement more than offset a modest decline in sales of commodity ingredients, consisting of vital wheat gluten and commodity wheat starch. Sales of vital wheat gluten dropped due to a reduction in unit sales. Commodity wheat starch declined due to a reduction in unit sales and a small decrease in the average selling price. The increase in sales of specialty ingredients was due to higher unit sales and higher average selling prices for both specialty proteins and specialty starches.

        The rise in distillery products sales was mainly attributable to higher selling prices for both fuel grade alcohol and food grade alcohol for beverage applications. The Company also experienced a slight increase in unit sales of fuel grade alcohol and improved sales of distillers' feed, the principal by-product of the alcohol production process. The increase in distillers' feed sales resulted from higher unit sales and higher selling prices compared to a year ago. The improved selling prices for beverage alcohol offset a decline in unit sales of this product. Meanwhile, sales of food grade alcohol for industrial applications declined, as an increase in the average selling price for this product was not enough to offset reduced unit sales. In addition to the above factors, the Company realized sales of unfinished alcohol produced at the Atchison plant in the first quarter of fiscal 2004. No alcohol was produced at the Atchison distillery in the prior year's first quarter after the September 13, 2002 explosion.


    COST OF SALES

        The cost of sales in the first quarter of fiscal 2004 increased by approximately $12.6 million above the cost of sales in the first quarter of the prior fiscal year. This principally was due to higher energy costs and higher raw material costs for grain, as well as costs associated with increased sales of the Company's products. The increased energy costs resulted from a 65% rise in natural gas prices compared to the first quarter of fiscal 2003. The increase in grain costs was caused by a 4% jump in average wheat prices. Corn prices for the quarter were approximately even with corn prices experienced during the same period the prior year.

        In connection with the purchase of raw materials, principally corn and wheat, for anticipated operating requirements, the Company enters into commodity contracts to reduce or hedge the risk of future grain price increases. During the first quarter of fiscal 2004, no corn was hedged compared to 56% in the first quarter of fiscal 2003. Of the wheat processed by the Company, 43% was hedged in the first quarter of fiscal 2004 compared to 27% in the prior year's first quarter. The Company also uses gasoline futures to hedge fuel alcohol sales made under contracts with price terms based on gasoline futures. In the first quarter of fiscal 2004, raw material costs included a net hedging loss of $84,000 compared to a net hedging gain of $343,000 in the prior fiscal year's first quarter.


    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses in the first quarter of fiscal 2004 were approximately $379,000 higher than selling, general and administrative expenses in the first quarter of fiscal 2003. The increase was mainly due to various factors associated with strengthened sales and marketing initiatives and fees associated with outside professional and consulting services. The increase was partially offset by reductions in staff bonus incentives, and lower fees and commissions related to sales by outside third parties.


    OTHER OPERATING INCOME

        The increase in other operating income relates to the recognition of approximately $5.7 million (pre-tax) in business interruption insurance.


    OTHER INCOME

        The decrease in other income relates primarily to the recognition of approximately $13 million in property damage insurance proceeds during the quarter ended September 30, 2002.


    TAXES AND INFLATION

        The consolidated effective income tax rate is consistent for all periods. The general effects of inflation were minimal.


    NET INCOME

        As the result of the foregoing factors, the Company experienced net income of $2,470,000 in the first quarter of fiscal 2004 compared to net income of $6,790,000 in the first quarter of fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

        The following table is presented as a measure of the Company's liquidity and financial condition:

                                                 September 30,        June 30,
                                                     2003                2003
                                                  (unaudited)
                                        ----------------------------------------
                                                      (Dollars in Thousands)

Cash and cash equivalents                    $      12,487         $    17,539
Working capital                                     32,619              38,527
Amounts available under lines of credit             12,500              12,500
Notes payable and long-term debt                    15,927              18,433
Stockholders' equity                               106,606             105,218

        Cash flow from operations decreased by approximately $900,000 during the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. This decrease resulted from a combination of a number of factors including a $4.3 million reduction in net income. In the prior year, the explosion at the Atchison distillery plant resulted in recognizing a $13.4 million estimated gain on insurance recoveries that was recognized in pretax income but did not provide cash flow from operations. Such reduction was partially offset by the second year installment of the USDA grant received during the first quarter of fiscal 2003 totaling $8.4 million. The grant proceeds received in 2003 were the final installment due under the USDA grant. Neither of these items reoccurred in the first quarter of 2004. Other factors contributing to the change in operating cash flows include a decrease in inventories of $2.8 million in the current period compared to a $2.1 million increase in inventories in the same period of the prior year. Also, accounts receivable and accounts payable in the first quarter of 2004 increased by $3.5 million and $1.5 million, respectively, compared to a decrease of $4.8 million and $2.9 million, respectively, in the same period of 2003. Cash flow provided by operations combined with excess cash from last year was used for equipment additions, reductions in debt and treasury stock purchases.

        The Company made open market purchases of 6,400 shares of its common stock during the quarter. These purchases were made to fund the Company's stock option plans and for other corporate purposes. As of September 30, 2003, the Board has authorized the purchase of an additional 830,532 shares of the Company's common stock.

        At September 30, 2003, the Company had $17.0 million committed to improvements and replacements of existing equipment, of which approximately $8.1 million relates to the rebuilding costs for the Atchison distillery. A substantial portion of the funding for the rebuilding of the distillery will be paid from the remaining insurance proceeds not yet received.

        In connection with the Company's long-term loan and capital lease agreements, it is required, among other covenants, to maintain certain financial ratios, including a current ratio (current assets to current liabilities) of 1.5 to 1, minimum consolidated tangible net worth (stockholders' equity less intangible assets) of $84 million, debt to tangible net worth not to exceed 2.5 to 1, and a fixed charge coverage ratio (generally, the ratio of (i) the sum of (a) net income [adjusted to exclude gains or losses from the sale or other disposition of capital assets and other matters] plus (b) provision for taxes plus (c) fixed charges, to (ii) fixed charges) for the period of the four consecutive fiscal quarters ended as of the measurement date of 1.5 to 1. As of September 30, 2003, the Company believes it was in compliance with the financial and other covenants in its loan, capital lease and line-of-credit agreements, although there may be uncertainty as to the Company's compliance with the fixed charge coverage ratio covenants related to the treatment of gain resulting from the recognition of expected insurance proceeds. Although it has not discussed this matter with its lenders, because it is rebuilding its distillery the Company believes that the gain resulting from property damage should be treated as net income for purposes of calculating the fixed charge coverage ratio and not excluded from the calculation as gain from the sale or other disposition of assets.

        The Company's line of credit for $10 million, available for general corporate purposes, extends through November 2003. A smaller line of credit for $2.5 million expires on October 31, 2004 and is also available for general corporate purposes. The Company is in the process of seeking the renewal of its $10 million line of credit. There were no amounts outstanding under these lines of credit at September 30, 2003.

        While working capital declined approximately $5.9 million during the year from the addition of property and equipment and the reduction on long-term debt, the Company has maintained its normally strong equity and working capital positions while continuing to generate strong cash flow from operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              The Company produces its products from wheat, corn and milo and, as such, is sensitive to changes in commodity prices. Grain futures and /or options are used as a hedge to protect against fluctuations in the market. The information regarding inventories and futures contracts at June 30, 2003, as presented in the annual report, is not significantly different from September 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

              Our Chief Executive Officer and Chief Financial Officer, after evaluating the design and effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequately designed and operating effectively to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-Q Quarterly Report was being prepared.

(b) Changes in internal controls

              There has been no change in the Company's internal control over financial reporting during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         Reference is made to Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended June 30, 2003 for information regarding certain legal proceedings to which the Company or its Illinois subsidiary are subject.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on October 9, 2003. The following actions were taken at the meeting:

1. Linda E. Miller was elected to the office of Group A Director for a term expiring in 2006 with 7,089,672 common share votes for her election, zero votes withheld and 67,215.8 broker non-votes.

2. Daryl R. Schaller, Ph.D. was elected to the office of Group A Director for a term expiring in 2006 with 7,095,468 common share votes for his election, zero votes withheld and 61,419.8 broker non-votes.

3. Michael Braude was elected to the office of Group B Director for a term expiring in 2006 with 418 preferred share votes for his election and no votes withheld.

         In addition, the terms of Michael R. Haverty and James A. Schlindwein as Group A Directors continued after the annual meeting and the terms of Cloud
R. Cray, Jr., Robert J. Reintjes, Randall M. Schrick and Laidacker M. Seaberg as Group B Directors continued after the annual meeting.

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

          31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

          31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of Chief Executive  Officer  furnished  pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of Chief Financial  Officer  furnished  pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

         The Company filed a report on Form 8-K under Items 9 and 12 on August 7, 2003 and a reports on Form 8-K under Item 9 on July 30, 2003 and August 27, 2003.


                                   SIGNATURES


     Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                MGP INGREDIENTS, INC.


Date:  November 12, 2003                    By   /s/ Ladd M. Seaberg
                                                 Ladd M. Seaberg, President
                                                 and Chief Executive Officer

Date:  November 12, 2003                    By   /s/ Brian T. Cahill
                                                 Brian T. Cahill, Vice President
                                                 and Chief Financial Officer