Form 10-Q
period 2003-12-31
MGP INGREDIENTS INC
filed 2004-02-13
CIK 835011

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 2003 - Commission File No. 0-17196

MGP INGREDIENTS, INC.

(Exact Name of Registrant as Specified in Its Charter)

KANSAS	48-0531200
(State or Other Jurisdiction of Incorporation or Organization)	IRS Employer Identification No.

1300 Main Street, Atchison, Kansas 66002
(Address of Principal Executive Offices and Zip Code)

(913) 367-1480
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.

☒  YES   ☐  NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

☐  YES   ☒  NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value
7,650,469 shares outstanding
as of December 31, 2003

Independent Accountants’ Report

Board of Directors and Stockholders

MGP Ingredients, Inc.

Atchison, Kansas   66002

We have reviewed the accompanying condensed consolidated balance sheet of MGP Ingredients, Inc. as of December 31, 2003 and the related condensed consolidated statements of income for the three-month and six-month periods ended December 31, 2003 and 2002 and the related condensed consolidated statements of cash flows for the six-month periods ended December 31, 2003 and 2002.  These financial statements are the responsibility of the Company’s management.

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

/s/ BKD, LLP

Kansas City, Missouri
January 22, 2004

MGP Ingredients, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	December 31, 2003	June 30, 2003
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$4,388	$17,539
Receivables, net of allowance of $252 at December 31, 2003 and June 30, 2003	22,117	20,466
Inventories	29,674	26,956
Prepaid expenses	2,133	1,578
Income taxes receivable	893	3,086

Total current assets	59,205	69,625

Property and Equipment, at cost	278,313	263,990
Less accumulated depreciation	179,521	172,186

Total property and equipment, net	98,792	91,804

Other
Insurance receivable	15,273	11,515
Other assets	163	186

Total other assets	15,436	11,701

Total assets	$173,433	$173,130

See Accompanying Notes to Condensed Consolidated Financial Statements and Independent Accountants’ Review Report

	December 31, 2003	June 30, 2003
	(Unaudited)
Liabilities and Stockholders’ Equity

Current Liabilities
Current maturities of long-term debt	$3,201	$3,201
Accounts payable	10,299	9,729
Accrued expenses	3,635	3,604
Deferred income taxes	241	241
Deferred income	13,462	14,323

Total current liabilities	30,838	31,098

Long-Term Debt	12,494	15,232

Post-Retirement Benefits	5,952	5,780

Deferred Income Taxes	15,802	15,802

Stockholders’ Equity
Capital stock
Preferred, 5% cumulative, $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common, no par; authorized 20,000,000 shares; issued 9,765,172 shares	6,715	6,715
Additional paid-in capital	2,615	2,605
Retained earnings	118,017	114,861
Accumulated other comprehensive gain (loss) – Cash flow hedges	(173)	(50)

	127,178	124,135
Treasury stock, at cost
Common December 31, 2003 – 2,101,728 shares June 30, 2003 – 2,079,828 shares	(18,831)	(18,917)

	108,347	105,218

Total liabilities and stockholders’ equity	$173,433	$173,130

MGP Ingredients, Inc.

Condensed Consolidated Statements of Income

Three and Six Months Ended December 31, 2003 and 2002
(Unaudited)

	Three Months		Six Months
	2003	2002	2003	2002
	(in thousands)		(in thousands)

Net Sales	$59,409	$44,408	$116,463	$87,307

Cost of Sales	54,289	46,903	109,656	89,625

Gross Profit (Loss)	5,120	(2,495)	6,807	(2,318)

Selling, General and Administrative	5,078	3,406	8,776	6,727

	42	(5,901)	(1,969)	(9,045)

Other Operating Income	3,384	6,171	9,474	7,694

Operating Income (Loss)	3,426	270	7,505	(1,351)

Other Income (Expense), net	(140)	113	141	13,279

Interest Expense	(263)	(304)	(542)	(626)

Income before Income Taxes	3,023	79	7,104	11,302

Provision for Income Taxes	1,189	31	2,800	4,464

Net Income	1,834	48	4,304	6,838

Other Comprehensive Income (Loss)	(93)	(223)	(123)	(608)

Comprehensive Income (Loss)	$1,741	$(175)	$4,181	$6,230

Basic Earnings per Common Share	$0.24	$0.01	$0.56	$0.85

Diluted Earnings per Common Share	$0.24	$0.01	$0.56	$0.85

Dividends per Common Share	$0.15	$0.15	$0.15	$0.15

See Accompanying Notes to Condensed Consolidated Financial Statements and Independent Accountants’ Review Report

MGP Ingredients, Inc.

Condensed Consolidated Statements of Cash Flows

Six Months Ended December 31, 2003 and 2002
(Unaudited)

	2003	2002
	(in thousands)

Operating Activities
Net income	$4,304	$6,838
Items not requiring cash
Depreciation	7,354	7,163
Deferred income taxes	—	4,987
Gain on insurance recovery	—	(13,000)
Changes in
Accounts receivable	(1,651)	5,356
Inventories	(2,841)	(2,806)
Insurance receivable	(3,758)	(1,923)
Accounts payable and accrued expenses	15	1,563
Deferred income	(861)	6,082
Income taxes (receivable) payable	2,193	(650)
Other	(360)	(2,572)

Net cash provided by operating activities	4,395	11,038

Investing Activities
Additions to property and equipment	(13,602)	(8,147)
Net purchases of investments	—	4,691

Net cash used in investing activities	(13,602)	(3,456)

Financing Activities
Purchase of treasury stock	(109)	(884)
Sales of treasury stock	51	—
Net payments on long-term debt	(2,738)	(2,737)
Dividends paid	(1,148)	(1,211)

Net cash used in financing activities	(3,944)	(4,832)

Decrease in Cash and Cash Equivalents	(13,151)	2,750

Cash and Cash Equivalents, Beginning of Period	17,539	24,045

Cash and Cash Equivalents, End of Period	$4,388	$26,795

See Accompanying Notes to Condensed Consolidated Financial Statements and Independent Accountants’ Review Report

MGP Ingredients, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2003

(Unaudited)

Note 1:                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of the Company’s management, necessary to fairly present the financial position, results of operations and cash flows of the Company.  Those adjustments consist only of normal recurring adjustments.  The condensed consolidated balance sheet as of June 30, 2003 has been derived from the audited consolidated balance sheet of the Company as of that date.  Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Form 10-K Annual Report for 2003 filed with the Securities and Exchange Commission.  The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Note 2:                                      Earnings Per Share

Earnings per common share data is based upon the weighted average number of common shares outstanding.  Employee stock-based compensation is the only potentially dilutive security held by the Company.

The Company has a stock-based employee compensation plan, which it accounts for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  Accordingly, compensation expense is recognized in net income over the vesting period for restricted stock awards.  No compensation expense is reflected in net income related to stock options issued, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to all of the stock based employee compensation under those plans.

	Three Months		Six Months
	2003	2002	2003	2002
	(in thousands except per share amounts)		(in thousands except per share amounts)
Net income, as reported	$1,834	$48	$4,304	$6,838
Add: Total stock-based employee compensation recognized in income, net of income taxes	120	—	120	—
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(246)	(173)	(389)	(346)

Pro forma net income	$1,708	$(125)	$4,035	$6,492

Earnings per share:
Basic – as reported	$0.24	$0.01	$0.56	$0.85
Basic – pro forma	$0.22	$(0.02)	$0.53	$0.81
Diluted – as reported	$0.24	$0.01	$0.56	$0.85
Diluted – pro forma	$0.22	$(0.02)	$0.52	$0.80

Weighted average shares:
Basic	7,659,024	8,026,920	7,662,559	8,049,165
Diluted	7,779,103	8,026,920	7,752,809	8,072,927

In December 2003, the Board of Directors approved a long-term incentive program for senior executives under which 115,000 shares of restricted common stock will be awarded from shares available under the Company’s Stock Incentive Plan of 1996 and its 1998 Stock Incentive Plan for Salaried Employees.  Generally the restricted stock will vest if the Company achieves specific financial objectives over a performance period ending June 30, 2006; if those objectives are not met, the restricted stock will vest on June 30, 2010. Accelerated or partial vesting may be permitted upon a change of control or if employment is terminated as a result of death, disability, retirement or termination without cause.  For the pro forma net income calculation, the fair values per share of restricted stock is $11.81, the market price of the stock on the date the Board approved the program.  The Company expects to issue the restricted shares to the employees during the 3rd quarter of fiscal year 2004.  Compensation expense related to this plan recognized in income during the quarter ended December 31, 2003 was approximately $200,000.

Note 3:                                      Insurance Recoveries

On September 13, 2002, the Company’s Atchison, Kansas distillery was shut down as the result of an explosion at the distillery.  As a result, business interruption insurance proceeds of $8.7 million and $5.5 million were recorded as other operating income for the six months ended December 31, 2003 and 2002, respectively.  In addition, the Company recorded an insurance receivable resulting from the property damage incurred and recognized a $13 million gain from the property damage in other income in the six months ended December 31, 2002.  As of December 31, 2003, the Company has a $15 million receivable from the insurance company related to this matter.  The Company and its insurer are in the process of determining the actual damages, and the ultimate insurance recovery could differ from the estimates recorded through December 31, 2003.

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

	Three Months		Six Months
	2003	2002	2003	2002
Sales to customers
Ingredients	$19,630	$12,991	$41,547	$26,083
Distillery products	39,779	31,417	74,916	61,224

	$59,409	$44,408	$116,463	$87,307
Depreciation
Ingredients	$1,483	$1,239	$2,944	$2,474
Distillery products	2,030	2,073	4,067	4,273
Corporate	167	185	343	416

	$3,680	$3,497	$7,354	$7,163
Income before income taxes
Ingredients	$2,075	$1,690	$4,646	$2,308
Distillery products	1,400	(1,136)	3,305	9,744
Corporate	(452)	(475)	(847)	(750)

	$3,023	$79	$7,104	$11,302

	December 31, 2003	June 30, 2003
Identifiable assets
Ingredients	$61,946	$59,628
Distillery products	89,297	76,704
Corporate	22,190	36,798

Note 6:                                      Pension and Post Retirement Benefit Obligations

In December 2003, the Financial Accounting Standards Board published a revision to Statement of Financial Accounting Standards No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS 132R).  The revisions will require the Company to make additional disclosures regarding its defined benefit pension and post retirement benefit plans, including the major categories of plan assets, narrative descriptions of its investment policies and strategies and assumptions used in developing the expected long-term rate of return on plan assets, expected benefit payments for each of the next five years and its best estimate of contributions expected to be paid to the plan during the next year.  In addition, the Company will be required to disclose in its interim financial statements the components of net periodic benefit cost recognized in the period along with the total employer contributions for the period and any changes in estimate of the total employer contributions expected to be paid for the fiscal year.  The interim period disclosures will initially be effective for the Company in the quarter ending March 31, 2004 and the annual disclosures will be effective for the Company for the fiscal year ended June 30, 2004.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law.  The Act introduces a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide benefits at least actuarially equivalent to Medicare Part D.

In accordance with FASB Staff Position 106-1, the Company has not reflected the effects of the Act on the measurements of plan benefit obligations and periodic benefit costs and accompanying notes.  Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, may require the Company to change previously reported information.

Item 2.  Management’s Discussion and Analysis of
Financial Condition and Results of Operations
for the Three Months and Six Months Ended December 31, 2003.

Forward Looking Statements

This section contains forward-looking statements as well as historical information.  Forward-looking statements are identified by or are associated with such words as “intend,” “believe,” “estimate,” “expect,” “anticipate,” “hopeful,” “should,” “may” and “could” and similar expressions.  They reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance. The forward-looking statements are based on many assumptions and factors, including those relating to grain prices, energy costs, product pricing, competitive environment and related market conditions, operating efficiencies, access to capital and actions of governments and insurers.  Any changes in the assumptions or factors could produce materially different results than those predicted and could impact stock values.

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

The Company benefits from tax and other incentives offered by the United States and various state governments to encourage the production of fuel alcohol.  The Company also has benefited from a United States Department of Agriculture program in effect from June 1, 2001 to May 31, 2003 to support the development and production of value-added wheat proteins and starches.  Current and prior period results reflect the recognition of revenue from this grant.

The Company’s principal raw material is grain, consisting of wheat, which is processed into all of the Company’s products, and corn and milo, which are processed into alcohol, animal feed and carbon dioxide.  The cost of grain is subject to substantial fluctuations depending upon a number of factors which affect commodity prices in general, including crop conditions, weather, government programs and purchases by foreign governments.  Such variations in grain prices have had and are expected to have from time to time significant adverse effects on the results of the Company’s operations. This is due to a number of factors, including that, for various reasons,  prices for fuel grade alcohol and commodity wheat starches and gluten do not usually adjust to rising wheat prices. The Company engages in the purchase of commodity futures to hedge economic risks associated with fluctuating grain and grain products prices. The Company uses gasoline futures to hedge fuel alcohol sales made under contracts with price terms based on gasoline futures. Such contracts are accounted for as hedges and gains and losses are deferred and recognized in cost of sales as part of contract costs when contract positions are settled and related products are sold.

Energy comprises a major cost of operations, and seasonal increases in natural gas and other utility costs can affect the Company’s profitability.

The following is a summary of revenues and pre-tax profits/(loss) allocated to each reportable operating segment for the three months and six months ended December 31 in fiscal 2004 and fiscal 2003:

	Three Months Ended December 31		Six Months Ended December 31
	2003	2002	2003	2002
	(Dollars in Thousands)
Ingredients
Net Sales	$19,630	$12,991	$41,547	$26,083
Pre-Tax Income	2,075	1,690	4,646	2,308

Distillery Products
Net Sales	$39,779	$31,417	$74,916	$61,224
Pre-Tax Income/Loss	1,400	(1,137)	3,305	9,743

See Note 5 in the Notes to Condensed Consolidated Financial Statements for further discussion of each of the Company’s reportable operating segments.

On September 13, 2002, an explosion at the Company’s Atchison plant caused significant damage to the Company’s distillery operations at that location. There were no fatalities and only a few minor injuries; however, damage to the distillery was major, affecting operations throughout fiscal 2003 and in the first and second quarters of fiscal 2004.  Historically, the Atchison distillery has produced approximately one third of the Company’s total alcohol output, accounting for approximately 19% of its total fuel grade alcohol production and approximately 67% of its total food grade alcohol production during the fiscal year June 30, 2002.  As a result of the explosion, the Company was unable to produce finished alcohol at its Atchison plant from the date of the incident until late in the second quarter of fiscal 2004.  However, after December 2002, the Company was able to produce unfinished alcohol at the Atchison location, most of which was shipped to the Pekin, Illinois facility for further processing.  The Company generally was able to meet the needs of its regular customers through its Illinois facility and supplemental third-party purchases, although its spot market sales were affected.  Because the Company’s ingredient and alcohol production processes are integrated, the distillery slowdown in Atchison also temporarily affected the Company’s ability to produce the base proteins and starches, which are used in the production of specialty ingredients at this location. For a time, the Company altered its operations to use its Illinois facility to produce base proteins and starches, which were then shipped to the Atchison facility as raw material for producing specialty ingredients. As a result, while production costs increased, the Company was able to limit the effects of the distillery explosion on its ability to supply specialty products to customers.  The adverse impact of the distillery slowdown on the Company’s operations has been substantially reduced by business interruption insurance.

The distillery rebuilding process was completed late in the second quarter of fiscal 2004, with the actual start-up of the new equipment occurring in early December 2003, approximately one month sooner than expected.  The Company believes insurance proceeds will be sufficient to substantially offset rebuilding costs.  The gain resulting from insurance proceeds in excess of the net recorded costs of assets destroyed in the accident is expected to exceed $15.4 million (pre-tax), which amount was included as other non-operating income in fiscal 2003.

General

The Company experienced net income of $1,834,000 in the second quarter of fiscal 2004 compared to net income of $48,000 in the second quarter of fiscal 2003.  The improvement principally was due to a significant increase in sales of specialty ingredients combined with increased sales of distillery products.

The increase in sales of specialty ingredients resulted mainly from sales to manufacturers of food products.  Part of this increase was attributable to heightened demand for the Company’s Arise® line of wheat protein isolates and its FiberStar 70® resistant wheat starch for use in producing bakery and related products, including high-protein, low-carbohydrate products.  Demand for the Company’s Wheatex® line of textured wheat proteins, which primarily are used in meat analog and meat extension applications as well as in various grain-based products, also increased compared to the prior year.  In the non-food area, the Company’s Polytriticum® lines of grain-based resins, which are used in the manufacture of pet chews and environmentally-friendly bio-based products, also rose compared to the prior year’s second quarter.  However, due to customer inventory builds for seasonal promotional activities in the first quarter of fiscal 2004, second quarter sales of this product declined from first quarter record levels.

The increase in distillery products sales in the second quarter resulted principally from strengthened sales of fuel grade alcohol, higher sales of distillers’ feed, which is the principal by-product of the alcohol production process, and increased sales of unfinished alcohol produced at the Atchison plant.  With the reconstruction of the Atchison distillery now completed, the Company anticipates that all future alcohol produced at that location will be sold as finished alcohol.

Business interruption insurance proceeds recognized in the current year’s second quarter amounted to approximately $3 million and were allocated to the Company’s distillery products segment.  The Company additionally benefited from the receipt of approximately $394,000 (net of income taxes) from a United States Department of Agriculture (USDA) program to provide cash incentives to ethanol producers.  Details on this program are provided below.

In early January 2004, the Company launched plans for a new $900,000 project to further increase specialty wheat starch production capabilities at the Atchison plant.  This project is in addition to a series of similar projects amounting to approximately $2 million that the Company’s Board of Directors approved on December 22, 2003.  Both the new and previously approved projects are expected to be completed by April 2004 and will involve the installation of additional starch processing equipment at the Company’s Pekin, Illinois plant and additional starch and wheat protein processing equipment at the Atchison facility.

In early December 2003, a second expansion in less than a year was begun at the Company’s facility in Kansas City, Kansas, where the Wheatex® and Polytriticum® lines are produced.  The combined cost of both projects at the Kansas City plant, which are expected to be completed by March 2004, amounts to approximately $5.5 million.  An additional $4.5 million expansion project to increase Wheatex® production capacity at the Kansas City plant was announced on February 4, 2004.  This project is expected to be completed by September 2004.

Reconstruction of the Company’s Atchison distillery was completed in early December 2003.  The majority of the distillery’s capacity is expected to be dedicated to the production of high quality, high purity food grade alcohol for beverage and industrial applications.  The remainder will be dedicated to the production of fuel grade alcohol, commonly known as ethanol.  The Company expects that the new state-of-the-art equipment that was installed during the reconstruction will result in improved alcohol production efficiencies while also setting the standard for high quality, high purity alcohol derived from grain.

Ingredients

Total ingredient sales in the second quarter of fiscal 2004 increased by 51% compared to the prior year’s second quarter.  This was due to a 72% increase in sales of specialty ingredients, consisting primarily of specialty wheat proteins and wheat starches, which more than offset a nearly 5% decline in sales of commodity ingredients, consisting of vital wheat gluten and commodity wheat starch.  The greatest increase occurred in sales of specialty protein and starch ingredients sold to manufacturers of food products.  The decrease in commodity ingredients resulted from the Company’s decision to reduce vital wheat gluten sales and place increased emphasis on the production and marketing of specialty proteins.  Meanwhile, sales of commodity wheat starch increased during the second quarter compared to the prior year.

Distillery Products

Sales of the Company’s distillery products rose by approximately 27% compared to the second quarter of fiscal 2003.  This increase was partially due to a nearly 21% increase in sales of fuel grade alcohol and a 26% increase in sales of distillers’ feed.  Sales of the Company’s food grade alcohol for beverage and industrial applications were essentially even with sales during the same period a year ago. Sales of unfinished alcohol produced at the Atchison plant rose by approximately $4.2 million compared to the second quarter of fiscal 2003.  A minimal amount of alcohol was produced at the Atchison distillery during the prior year’s second quarter after the September 13, 2002 explosion.

The Company has been participating in a program that was initiated by the U.S. Department of Agriculture and initiated in December 2000 to provide cash incentives for ethanol producers who increase their grain usage over comparable quarters to raise fuel alcohol production.  Since the third quarter of fiscal 2001 through the second quarter of fiscal 2004, the Company has satisfied the program’s eligibility requirements and has received payments accordingly.  In the second quarter of fiscal 2004, the Company recorded a payment of approximately $651,000, which is recorded as a reduction to cost of sales and reflected in the Company’s pre-tax income for the quarter.  The program extends through September 2006, with funding determined annually.  The Company’s eligibility to participate in the program is determined from quarter to quarter.

Sales

Net sales in the second quarter of fiscal 2004 increased by approximately $15 million above net sales in the second quarter of fiscal 2003.  This resulted mainly from a 72% increase in sales of specialty ingredients and a nearly 27% increase in sales of distillery products.

The increase in sales of specialty ingredients, which principally consist of specialty wheat proteins and specialty wheat starches, more than offset a nearly 5% decline in sales of commodity ingredients, consisting of vital wheat gluten and commodity wheat starch.  Sales of specialty ingredients rose primarily due to higher unit sales of both specialty proteins and specialty starches.  Increased average selling prices for specialty proteins and starches compared to the prior year’s second quarter were also contributing factors.  Sales of vital wheat gluten dropped due to a reduction in unit sales.  However, commodity wheat starch sales were up due to higher unit sales, which offset a decline in the average selling price.

The rise in distillery products sales was mainly attributable to higher selling prices for fuel grade alcohol and higher unit sales of this product, distillers’ feed and unfinished alcohol.  Selling prices for distillers’ feed and unfinished alcohol were down compared to a year ago.  The Company’s sales of food grade alcohol for beverage and industrial applications were essentially even with food grade alcohol sales in the second quarter of fiscal 2004.  A decline in unit sales of beverage alcohol was offset by improved unit sales of industrial alcohol and improved prices in both the industrial and beverage categories.

Net sales for the first six months of fiscal 2004 rose by approximately $29.2 million above net sales for the first six months of fiscal 2003.  This increase was principally due to an 82% increase in sales of specialty ingredients and a nearly 23% increase in distillery products sales.  The increase in specialty ingredients sales was mainly due to higher unit sales of both specialty wheat proteins and starches.  The rise in distillery products sales resulted mainly from higher unit sales of fuel grade alcohol and higher selling prices for both fuel grade and food grade alcohol, as well as higher unit sales of distillers’ feed and unfinished alcohol.

Cost of Sales

The cost of sales in the second quarter of fiscal 2004 increased by approximately $7.4 million above the cost of sales in the second quarter of the prior fiscal year. This principally was due to higher energy costs and higher raw material costs for grain, as well as increases in insurance premiums and costs associated with increased sales of the Company’s products.  The increased energy costs primarily resulted from a 43% rise in natural gas prices compared to the prior year’s second quarter and because operations at the Atchison plant in fiscal 2003 were affected by the September 2002 distillery explosion. The rise in grain costs was due to increased grain usage resulting from increased production.

The cost of sales for the first six months of fiscal 2004 increased by approximately $20 million mainly for the same reasons as cited above.  Natural gas prices in the first half of fiscal 2004 averaged 43%  higher than during the first half of the prior fiscal year.  Wheat prices averaged 1% lower and corn prices averaged 4% lower than were experienced in the first six months of fiscal 2003.

In connection with the purchase of raw materials, principally corn and wheat, for anticipated operating requirements, the Company enters into commodity contracts to reduce or hedge the risk of future grain price increases.  During the second quarter of fiscal 2004, 51% of the corn processed by the Company was hedged compared to 74% in the second quarter of fiscal 2003.  Of the wheat processed by the Company, 53% was hedged in the second quarter of fiscal 2004 compared to 65% in the prior year’s second quarter.  The Company also uses gasoline futures to hedge fuel alcohol sales made under contracts with price terms based on gasoline futures.  In the second quarter of fiscal 2004, cost of sales included a net hedging gain of $465,000 compared to a net hedging gain of $562,000 in the prior fiscal year’s second quarter.

During the first six months of fiscal 2004, the Company hedged approximately 26% of corn processed compared to 81% in the first half of fiscal 2003.  Of the wheat processed by the Company in the first six months of fiscal 2004, 48% was hedged compared to 42% hedged in the first six months of fiscal 2003.  In the first half of fiscal 2004, cost of sales included a net hedging gain of $381,000 compared to a net hedging gain of $905,000 in the first half of the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the second quarter of fiscal 2004 were approximately $1.5 million higher than selling, general and administrative expenses in the second quarter of fiscal 2003.  The increase was mainly due to accruals for employee benefit programs, along with various factors associated with strengthened sales and marketing initiatives, research and development, and fees associated with outside professional and consulting services.

Selling, general and administrative expenses in the first six months of fiscal 2004 were approximately $2.0 million higher than in the first six months of fiscal 2003.  This increase was due principally to the same reasons as cited above.

Other Operating Income

The decrease in other operating income in the second quarter of fiscal 2004 was partially due to the recognition of approximately $2 million less in business interruption insurance proceeds compared to the second quarter of fiscal 2004.  Additionally, the Company recognized approximately $800,000 less in proceeds related to a grant provided by the United States Department of Agriculture to support the development and production of value-added wheat proteins and starches.  This program was in effect from June 1, 2001 to May 31, 2003.

Taxes and Inflation

The consolidated effective income tax rate is consistent for all periods.  The general effects of inflation were minimal.

Net Income

As the result of the foregoing factors, the Company experienced net income of $1,834,000 in the second quarter of fiscal 2004 compared to net income of $48,000 in the second quarter of fiscal 2003.  For the first six months of fiscal 2004, the Company had net income of $4,304,000 compared to net income of $6,838,000 in the first six months of fiscal 2003.  The Company’s net income in the first half of fiscal 2003 was principally due to $13 million in non-operating income ($7.9 million after the effects of income taxes) resulting from the recognition of insurance proceeds in excess of the net recorded costs of assets that were destroyed in a distillery explosion at the Company’s Atchison, Kansas plant on September 13, 2002.

Liquidity and Capital Resources

The following table is presented as a measure of the Company’s liquidity and financial condition:

	December 31, 2003	June 30, 2003
	(Dollars in Thousands)

Cash and cash equivalents	$4,388	$17,539
Working capital	28,367	38,527
Amounts available under lines of credit	12,500	12,500
Notes payable and long-term debt	15,695	18,433
Stockholders’ equity	108,347	105,218

Cash flow from operations decreased by approximately $6.6 million during the first six-months of fiscal 2004 compared to the first six-months of fiscal 2003.  This decrease resulted from a combination of factors.  In the first quarter of fiscal 2003, the Company received the second year installment of the USDA grant totaling $8.4 million. This was the final installment due under the USDA grant, and therefore no proceeds were received in fiscal 2004.  Other factors contributing to the change in operating cash flows include an increase in cash received related to revenue earned of approximately $24.1 million, offset by increases in payments to suppliers and employees aggregating approximately $21.1 million. The timing of receipt of the insurance proceeds related to the distillery explosion also affected the comparability of the cash flow from operations between the two periods.  Cash flow provided by operations combined with excess cash from last year was used for equipment additions, reductions in debt and treasury stock purchases.

The Company made open market purchases of 17,100 shares of its common stock during the year. These purchases were made to fund the Company’s stock option plans and for other corporate purposes. As of December 31, 2003, the Board has authorized the purchase of approximately 813,000 additional shares of the Company’s common stock.

As of December 31, 2003, the Company’s Board of Directors had approved $20.4 million in expenditures with respect to improvements and replacements of existing equipment that are expected to be made over the course of the next twelve months.  The amounts approved do not include amounts that may be required to be expended in connection with environmental proceedings to which the Company is a party See Part II, Item 1. “Legal Proceedings”.  The Company anticipates that it may require external financing for some of its capital expenditures but has not determined the amount, type or source of such financing.

In connection with the Company’s long-term loan and capital lease agreements, it is required, among other covenants, to maintain certain financial ratios, including a current ratio (current assets to current liabilities) of 1.5 to 1, minimum consolidated tangible net worth (stockholders’ equity less intangible assets) of $84 million, debt to tangible net worth not to exceed 2.5 to 1, and a fixed charge coverage ratio (generally, the ratio of (i) the sum of (a) net income [adjusted to exclude gains or losses from the sale or other disposition of capital assets and other matters] plus (b) provision for taxes plus (c) fixed charges, to (ii) fixed charges) for the period of the four consecutive fiscal quarters ended as of the measurement date of 1.5 to 1. As of December 31, 2003, the Company believes it was in compliance with the financial and other covenants in its loan, capital lease and line-of-credit agreements, although there may be uncertainty as to the Company’s compliance in prior periods with the fixed charge coverage ratio covenants related to the treatment of gain resulting from the recognition of expected insurance proceeds. Although it has not discussed this matter with its lenders, because it is rebuilding its distillery the Company believes that the gain resulting from property damage should be treated as net income for purposes of calculating the fixed charge coverage ratio and not excluded from the calculation as gain from the sale or other disposition of assets.

The Company’s line of credit for $10 million, available for general corporate purposes, extends through November 2004. A smaller line of credit for $2.5 million expires on October 31, 2004 and is also available for general corporate purposes.

Working capital declined approximately $10.2 million from June 30, 2003 to December 31, 2003.  The decline in working capital results primarily from the addition of property and equipment and the reduction on long-term debt.  The property and equipment additions relate primarily to rebuilding the Atchison distillery.  The Company has maintained strong equity and working capital positions while continuing to generate cash flow from operations.

Item 3.                               Quantitative And Qualitative Disclosures About Market Risk

The Company produces its products from wheat, corn and milo and, as such, is sensitive to changes in commodity prices.  Grain futures and/or options are used as a hedge to protect against fluctuations in the market.  The information regarding inventories and futures contracts at June 30, 2003, as presented in the annual report, is not significantly different from December 31, 2003.

Item 4. Controls and Procedures

(a)          Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the design and effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequately designed and operating effectively to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-Q Quarterly Report was being prepared.

(b)         Changes in internal controls

There has been no change in the Company’s internal control over financial reporting during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

As previously reported, on April 13, 1997, an administrative proceeding was filed against the Company’s Illinois subsidiary before the Illinois Pollution Control Board (the “Board”), by the Illinois Attorney General on behalf of the Illinois Environmental Protection Agency (the “IEPA”).  The proceeding relates to the Company’s installation and operation of two feed dryers at its facility in Pekin, Illinois.  The Complaint alleges that the dryers exceed the particulate emission limitations specified in the construction permits for the units; that the dryers are being operated without operating permits; and that the dryers were constructed without a Prevention of Significant Deterioration (PSD) construction permit setting forth a best available control technology (“BACT”) emission limitation.  The Complaint seeks a Board order ordering the Company to cease and desist from violations of the Illinois Environmental Protection Act and associated regulations, assessing a civil penalty, and awarding the state its attorneys fees.

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

Proceedings under the Complaint are being held in abeyance by agreement of the parties pending completion of the air modeling and completion of the Company’s compliance activities.  The Company anticipates negotiating a settlement of the remainder of the State’s claims shortly, including any penalties.  The state has recently indicated that it may be asking for a significant penalty associated with the economic benefit of not installing the new pollution control equipment sooner.  No penalty amount has been discussed.

The U.S. Environmental Protection Agency (“USEPA”), Region V, has recently begun an enforcement initiative focusing on all ethanol producers in its Midwestern region.  Along with all other ethanol producers in the region, the Company’s subsidiary, MGP Ingredients of Illinois, Inc. (“MGP-Illinois”), was contacted, and it attended a meeting with other ethanol producers where USEPA explained that it believed the ethanol producers had likely violated various provisions of the USEPA air emissions regulations in the past.  USEPA explained that rather than initiate enforcement proceedings against individual companies, it would prefer to work with the companies and settle any outstanding issues in a cooperative fashion.  Since the meeting, MGP Illinois has been in contact with the IEPA and USEPA regarding the USEPA air emissions initiative, and USEPA has issued an information request to MGP Illinois.  Based on discussions, it appears MGP-Illinois may need to make certain modifications to its feed dryer emission controls (which are expected to be the same as the modifications that will be made to resolve the pending IEPA action), upgrade certain scrubbers and add emission controls to its fuel truck loading operations.  In negotiations involving a draft Consent Decree to resolve any violations, the USEPA has requested a penalty of $180,000 to resolve this matter, which the Company understands is based on total sales of products from its Pekin facility.  MGP-Illinois has not agreed to this requested penalty and will continue negotiations.

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

There are no other legal proceedings pending as of December 31, 2003 which the Company believes to be material.

Item 6.                                        Exhibits and Reports on Form 8-K

(a)                                  Exhibits

15.1	Letter from independent public accountants pursuant to paragraph (d) of Rule 10-01 of Regulation S-X (incorporated by reference to Independent Accountants’ Review Report at page 1 hereof).
15.2	Letter from independent public accountants concerning the use of its Review Report in the Company’s Registration Statement No. 333-51849.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

The Company filed a report on Form 8-K under Items 9 and 12 on November 6, 2003,  reports on Form 8-K under Item 9 on October 21, 22, 23 and 31, 2003, December 8, 15, 22 and 23, 2003 and a report on form 8-K/A on December 23, 2003.

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date: February 13, 2004	By	/s/ Ladd M. Seaberg
Ladd M. Seaberg, President and Chief Executive Officer

Date: February 13, 2004	By	/s/ Brian T. Cahill
BrianT. Cahill, Vice President and Chief Financial Officer