Form 10-Q
period 2004-03-31
MGP INGREDIENTS INC
filed 2004-05-14
CIK 835011

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

☒   YES  ☐   NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☐   YES  ☒   NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value
7,795,068 shares outstanding
as of March 31, 2004

Independent Accountants’ Report

Board of Directors and Stockholders

MGP Ingredients, Inc.

Atchison, Kansas   66002

We have reviewed the accompanying condensed consolidated balance sheet of MGP Ingredients, Inc. as of March 31, 2004 and the related condensed consolidated statements of income for the three-month and nine-month periods ended March 31, 2004 and 2003 and the related condensed consolidated statements of cash flows for the nine-month periods ended March 31, 2004 and 2003.  These financial statements are the responsibility of the Company’s management.

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

/s/ BKD, LLP

Kansas City, Missouri
May 4, 2004

MGP Ingredients, Inc.
Condensed Consolidated Balance Sheets

(in thousands)

Assets

	March 31, 2004	June 30, 2003
	(Unaudited)
Current Assets
Cash and cash equivalents	$8,653	$17,539
Receivables, net of allowance of $252 at March 31, 2004 and June 30, 2003	31,856	20,466
Inventories	30,045	26,956
Prepaid expenses	1,534	1,578
Income taxes receivable	949	3,086

Total current assets	73,037	69,625

Property and Equipment, at cost	287,533	263,990
Less accumulated depreciation	183,306	172,186

Total property and equipment, net	104,227	91,804

Other
Insurance receivable	4,861	11,515
Other assets	92	186

Total other assets	4,953	11,701

Total assets	$182,217	$173,130

See Accompanying Notes to Condensed Consolidated Financial Statements and Independent Accountants’ Review Report

Liabilities and Stockholders’ Equity

	March 31, 2004	June 30, 2003
	(Unaudited)
Current Liabilities
Current maturities of long-term debt	$3,201	$3,201
Accounts payable	13,193	9,729
Accrued expenses	4,905	3,604
Deferred income taxes	241	241
Deferred income	13,030	14,323

Total current liabilities	34,570	31,098

Long-Term Debt	12,262	15,232

Post-Retirement Benefits	5,963	5,780

Deferred Income Taxes	15,802	15,802

Stockholders’ Equity
Capital stock
Preferred, 5% cumulative, $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common, no par; authorized 20,000,000 shares; issued 9,765,172 shares	6,715	6,715
Additional paid-in capital	4,110	2,605
Retained earnings	120,016	114,861
Accumulated other comprehensive gain (loss) – Cash flow hedges	711	(50)

	131,556	124,135
Treasury stock, at cost
Common
March 31, 2004 – 1,970,104 shares June 30, 2003 – 2,079,828 shares	(17,936)	(18,917)

	113,620	105,218

Total liabilities and stockholders’ equity	$182,217	$173,130

MGP Ingredients, Inc.

Condensed Consolidated Statements of Income

Three and Nine Months Ended March 31, 2004 and 2003
(Unaudited)

	Three Months		Nine Months
	2004	2003	2004	2003
	(in thousands)		(in thousands)

Net Sales	$75,215	$52,536	$191,678	$139,843

Cost of Sales	68,312	55,502	177,950	145,127

Gross Profit (Loss)	6,903	(2,966)	13,728	(5,284)

Selling, General and Administrative	4,426	3,384	13,326	10,111

	2,477	(6,350)	402	(15,395)

Other Operating Income	1,244	6,112	10,718	13,806

Operating Income (Loss)	3,721	(238)	11,120	(1,589)

Other Income (Expense), net	(142)	23	105	13,302

Interest Expense	(275)	(301)	(817)	(927)

Income before Income Taxes	3,304	(516)	10,408	10,786

Provision for Income Taxes	1,305	(204)	4,105	4,260

Net Income	1,999	(312)	6,303	6,526

Other Comprehensive Income (Loss)	884	(142)	761	(750)

Comprehensive Income (Loss)	$2,883	$(454)	$7,064	$5,776

Basic Earnings per Common Share	$0.26	$(0.04)	$0.82	$0.81

Diluted Earnings per Common Share	$0.25	$(0.04)	$0.80	$0.81

Dividends per Common Share	$0.00	$0.00	$0.16	$0.15

See Accompanying Notes to Condensed Consolidated Financial Statements and Independent Accountants’ Review Report

MGP Ingredients, Inc.

Condensed Consolidated Statements of Cash Flows

Nine Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
	(in thousands)

Operating Activities
Net income	$6,303	6,526
Items not requiring cash
Depreciation	11,140	10,695
Deferred income taxes	—	4,987
Gain on insurance recovery	—	(13,000)
Changes in
Accounts receivable	(11,390)	2,671
Inventories	(2,328)	(7,429)
Insurance receivable	(3,758)	5,078
Accounts payable and accrued expenses	4,603	1,668
Deferred income	(1,293)	4,936
Income taxes (receivable) payable	2,137	(854)
Other	321	(2,194)

Net cash provided by operating activities	5,735	13,084

Investing Activities
Additions to property and equipment	(23,247)	(11,446)
Insurance proceeds from property damage	10,412	—
Net purchases of investments	—	4,691

Net cash used in investing activities	(12,835)	(6,755)

Financing Activities
Purchase of treasury stock	(280)	(2,785)
Sales of treasury stock	2,612	—
Net payments on long-term debt	(2,970)	(2,969)
Dividends paid	(1,148)	(1,212)

Net cash used in financing activities	(1,786)	(6,966)

Decrease in Cash and Cash Equivalents	(8,886)	(637)

Cash and Cash Equivalents, Beginning of Period	17,539	24,045

Cash and Cash Equivalents, End of Period	$8,653	$23,408

See Accompanying Notes to Condensed Consolidated Financial Statements and Independent Accountants’ Review Report

MGP Ingredients, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2004
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

	Three Months		Nine Months
	2004	2003	2004	2003
	(in thousands except per share amounts)		(in thousands except per share amounts)

Net income, as reported	$1,999	$(312)	$6,303	$6,526
Add total stock-based employee compensation recognized in income, net of income taxes	60	—	180	—
Less total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(186)	(135)	(574)	(304)

Pro forma net income	$1,873	$(447)	$5,909	$6,222

Earnings per share:
Basic – as reported	$0.26	$(0.04)	$0.82	$0.81
Basic – pro forma	$0.24	$(0.06)	$0.77	$0.78
Diluted – as reported	$0.25	$(0.04)	$0.80	$0.81
Diluted – pro forma	$0.23	$(0.06)	$0.75	$0.78

Weighted average shares:
Basic	7,752,627	8,026,920	7,692,317	8,049,165
Diluted	8,111,791	8,026,920	7,848,319	8,072,927

In December 2003, the Board of Directors approved a long-term incentive program for senior executives under which 115,000 shares of restricted common stock will be awarded from shares available under the Company’s Stock Incentive Plan of 1996 and its 1998 Stock Incentive Plan for Salaried Employees.    Generally the restricted stock will vest if the Company achieves specific financial objectives over a performance period ending June 30, 2006; if those objectives are not met, the restricted stock will vest on June 30, 2010. Accelerated or partial vesting may be permitted upon a change of control or if employment is terminated as a result of death, disability, retirement or termination without cause.   For the pro forma net income calculation, the fair values per share of restricted stock is $11.81, the market price of the stock on the date the Board approved the program.    The Company intends to issue the restricted shares to the employees during the 4th quarter of fiscal year 2004.  Compensation expense related to this plan recognized in income during the three months and nine months ended March 31, 2004 was approximately $100,000 and $300,000, respectively.

Note 3:                                      Insurance Recoveries

On September 13, 2002, the Company’s Atchison, Kansas distillery was shut down as the result of an explosion at the distillery.  As a result, business interruption insurance proceeds of $9,600,000 and $10,530,000 were recorded as other operating income for the nine months ended March 31, 2004 and 2003, respectively.  The Company and its insurer are in the process of determining the actual damages, and the ultimate insurance recovery could differ from the estimates recorded through March 31, 2004.

Note 4:             Contingencies

There are various legal proceedings involving the Company and its subsidiaries.  Management considers that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or operations of the Company.

Note 5:                                      Operating Segments

The Company is a fully integrated producer of ingredients and distillery products.  The operations are classified into two reportable segments:  ingredients and distillery products.   Products included within the ingredients segment consist of starches, including commodity wheat starch and modified and specialty wheat and potato starches, proteins, including commodity wheat gluten, specialty wheat, soy and other proteins, and mill feeds. Distillery products consist of food grade alcohol, including beverage alcohol and industrial alcohol, fuel alcohol, commonly known as ethanol, and distillers grain and carbon dioxide, which are by-products of the Company’s distillery operations.

The operating profit for each segment is based on net sales less identifiable operating expenses.  Interest expense, investment income and other general miscellaneous expenses have been excluded from segment operations and classified as Corporate.  Receivables, inventories and equipment have been identified with the segments to which they relate.  All other assets are considered as Corporate.

	Three Months		Nine Months
	2004	2003	2004	2003
Sales to customers
Ingredients	$29,651	$14,699	$71,198	$40,783
Distillery products	45,564	37,837	120,480	99,060

	$75,215	$52,536	$191,678	$139,843
Depreciation
Ingredients	$1,477	$1,269	$4,421	$3,743
Distillery products	2,143	2,030	6,210	6,303
Corporate	151	196	509	649

	$3,771	$3,495	$11,140	$10,695
Income before income taxes
Ingredients	$5,639	$3,199	$10,285	$5,507
Distillery products	(1,732)	(3,280)	1,573	6,465
Corporate	(603)	(435)	(1,450)	(1,186)

	$3,304	$(516)	$10,408	$10,786

	March 31, 2004	June 30, 2003
Identifiable assets
Ingredients	$69,266	$59,628
Distillery products	80,856	76,704
Corporate	32,095	36,798

	$182,217	$173,130

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

The components of the Net Periodic Benefit Cost for the three months and nine months ended March 31, 2004 are as follows:

	Three Months		Nine Months
	2004	2003	2004	2003

Service cost	$165	$58	$495	$175
Interest cost	85	98	255	295

Net Periodic Benefit Cost	$250	$156	$750	$470

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

For The Three Months and Nine Months Ended March 31, 2004

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

Results of Operations

Critical Accounting Policies

Reference is made to the Company’s Annual Report on Form 10-K for accounting policies that are considered by management to be critical to an understanding of the Company’s financial statements.

Operations

The Company is a fully integrated producer of certain ingredients and distillery products and has two reportable segments, an ingredients segment and a distillery products segment.  Products included within the ingredients segment consist of starches, including commodity wheat starch and modified and specialty wheat and potato starches, proteins, including commodity wheat gluten, specialty wheat, soy and other proteins, and mill feeds. Distillery products consist of food grade alcohol, including beverage alcohol and industrial alcohol, fuel alcohol, commonly known as ethanol, and distillers grain and carbon dioxide, which are by-products of the Company’s distillery operations.

The Company processes its products at plants located in Atchison, Kansas and Pekin, Illinois.  The Company also operates a wheat protein and wheat starch further processing and extrusion facility in Kansas City, Kansas.  The Company purchases wheat directly from local and regional farms and grain elevators and mills it into flour and mill feeds.  The flour is processed with water to extract vital wheat gluten, a portion of which is further processed into specialty wheat proteins.  The Company additionally purchases vital wheat gluten from outside sources to further process into specialty proteins. Vital wheat gluten and most wheat protein products are dried into powder and sold in packaged or bulk form.  The starch slurry that results after the extraction of the gluten and wheat proteins is further processed to extract premium wheat starch, which is also dried into powder and sold in packaged or bulk form, either as commodity wheat starch or, after further processing, as modified or specialty starch.  The remaining slurry is mixed with mill feeds, corn or milo and water and then cooked, fermented and distilled into alcohol.  The residue of the distilling operations is dried and sold as a high protein additive for animal feed.  Carbon dioxide, which is produced during the fermentation process, is trapped and sold.  Mill feeds not used in the distilling process are sold to feed manufacturers.

To meet increased customer demand, the Company recently announced plans to market a new potato-based resistant starch for use in reduced carbohydrate food applications.  Under terms of a take-or-pay agreement with Penford Corporation, the ingredient will be produced for the Company by Penford using patented processes licensed exclusively to the Company.  Called MGPI FiberStar™ 80 ST, the new starch will be introduced to the market immediately.

Approximately 99% of the Company’s ingredient sales and 100% of its distillery sales are made directly or through distributors to manufacturers and processors of finished goods.  Sales to customers are usually evidenced by short-term agreements that are cancelable within 30 days and under which products are usually ordered, produced, sold and shipped within 60 days.  However, the Company has entered into a longer term supply contract with one customer relating to certain of its specialty ingredients which extends for a term of several years and will consider similar long-term contracts with other customers if market conditions warrant doing so.   In addition, depending on market conditions, varying amounts of the Company’s fuel alcohol are sold under longer term contracts, primarily to cover the needs of gasoline refiners during September through April of each year. The Company uses gasoline futures to hedge fuel alcohol sales made under contracts with price terms based on gasoline futures.

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

The Company’s principal raw material is grain, consisting of wheat, which is processed into all of the Company’s products, and corn and milo, which are processed into alcohol, animal feed and carbon dioxide.  The cost of grain is subject to substantial fluctuations depending upon a number of factors which affect commodity prices in general, including crop conditions, weather, government programs and purchases by foreign governments.  Such variations in grain prices have had and are expected to have from time to time significant adverse effects on the results of the Company’s operations. This is due to a number of factors, including that, for various reasons, prices for fuel grade alcohol and commodity wheat starches and gluten do not usually adjust to rising grain prices. The Company engages in the purchase of commodity futures to hedge economic risks associated with fluctuating grain and grain products prices. Such contracts are accounted for as hedges and gains and losses are deferred and recognized in cost of sales as part of contract costs when contract positions are settled and related products are sold.

Energy comprises a major cost of operations, and seasonal increases in natural gas and other utility costs can affect the Company’s profitability.

On September 13, 2002, an explosion at the Company’s Atchison plant caused significant damage to the Company’s distillery operations at that location. There were no fatalities and only a few minor injuries; however, damage to the distillery was major, affecting operations throughout fiscal 2003 and in the first and second quarters of fiscal 2004.  Historically, the Atchison distillery has produced approximately one-third of the Company’s total alcohol output, accounting for approximately 19% of its total fuel grade alcohol production and approximately 67% of its total food grade alcohol production during the fiscal year June 30, 2002.  As a result of the explosion, the Company was unable to produce finished alcohol at its Atchison plant from the date of the incident until late in the second quarter of fiscal 2004.  However, after December, 2002, the Company was able to produce unfinished alcohol at the Atchison location, most of which was shipped to the Pekin, Illinois facility for further processing.  The Company generally was able to meet the needs of its regular customers through its Illinois facility and supplemental third-party purchases, although its spot market sales were affected.  Because the Company’s ingredient and alcohol production processes are integrated, the distillery slowdown in Atchison also temporarily affected the Company’s ability to produce the base proteins and starches which are used in the production of specialty ingredients at this location. For a time, the Company altered its operations to use its Illinois facility to produce base proteins and starches, which were then shipped to the Atchison facility as raw material for producing specialty ingredients. As a result, while production costs increased, the Company was able to limit the effects of the distillery explosion on its ability to supply specialty products to customers.  The adverse impact of the distillery slowdown on the Company’s operations has been substantially reduced by business interruption insurance.

The distillery rebuilding process was completed late in the second quarter of fiscal 2004, with the actual start-up of the new equipment occurring in early December, 2003, approximately one month sooner than expected.  The Company believes insurance proceeds will be sufficient to substantially offset rebuilding costs.  The gain resulting from insurance proceeds in excess of the net recorded costs of assets destroyed in the accident is expected to exceed $15.4 million (pre-tax), which amount was included as other non-operating income in fiscal 2003.

The following is a summary of revenues and pre-tax profits/(loss) allocated to each reportable operating segment for the three months and nine months ended March 31 in fiscal 2004 and fiscal 2003:

	Three Months Ended March 31		Nine Months Ended March 31
	2004	2003	2004	2003
	(Dollars in Thousands)
Ingredients
Net Sales	$29,651	$14,699	$71,198	$40,783
Pre-Tax Income	5,639	3,199	10,285	5,507

Distillery Products
Net Sales	$45,564	$37,837	$120,480	$99,060
Pre-Tax Income/Loss	(1,732)	(3,280)	1,573	6,465

See Note 5 in the Notes to Condensed Consolidated Financial Statements for further discussion of each of the Company’s reportable operating segments.

General

The Company experienced net income of $1,999,000 in the third quarter of fiscal 2004 compared to a net loss of $312,000 in the third quarter of fiscal 2003.  The improvement principally was due to a significant increase in sales of specialty ingredients.   This increase resulted mainly from sales to manufacturers of food products and pet products.  Part of the increase in food products was attributable to heightened demand for the Company’s Arise® line of wheat protein isolates and its FiberStar 70™ resistant wheat starch for use in producing bakery and related products, including high-protein, low-carbohydrate products.  Demand for the Company’s Wheatex® line of textured wheat proteins, which are used in various grain-based products as well as in meat analog and meat extension applications, also increased compared to the prior year.  In the non-food area, the Company’s Polytriticum® lines of grain-based resins, which are used principally in the manufacture of pet chews, also rose compared to the prior year’s third quarter.

Sales of the Company’s distillery products in the third quarter of fiscal 2004 also increased compared to the third quarter of the prior fiscal year.  This increase resulted from strengthened sales of both fuel grade and food grade alcohol, along with slightly higher sales of distillers feed, which is the principal by-product of the alcohol production process.  In the prior year’s third quarter, production and sales of the Company’s distillery products were affected by the September, 2002 distillery explosion at the Atchison plant.  Production and unit sales of alcohol have returned to their pre-September 2002 levels.

Business interruption insurance proceeds received by the Company as compensation for the effects of the September, 2002 distillery explosion amounted to approximately $909,000 in the current year’s third quarter and were allocated to the Company’s distillery products segment.  The Company additionally benefited from the receipt of approximately $596,000 (net of income taxes) from a United States Department of Agriculture (USDA) program to provide cash incentives to ethanol producers.  Details on this program are provided below.

In early March, 2004, the Company launched plans for a new $1.8 million project to further increase specialty wheat starch production capabilities at the Pekin, Illinois plant.  This project is in addition to a series of similar projects amounting to approximately $2.6 million that the Company’s Board of Directors approved in December 2003 and January 2004.  All of these projects are expected to be completed by the end of June, 2004 and involve the installation of additional starch processing equipment at both the Pekin and Atchison plants.

In early December, 2003, a second expansion in less than a year was begun at the Company’s facility in Kansas City, Kansas, where the Wheatex® and Polytriticum® lines are produced.  The combined cost of these projects, which were completed in March, 2004, amounted to approximately $5.5 million.  An additional $4.5 million expansion project to increase Wheatex® production capacity at the Kansas City plant was announced on February 4, 2004.  This project is expected to be completed by September, 2004.

Reconstruction of the Company’s Atchison distillery was completed in early December, 2003.  The majority of the distillery’s capacity is expected to be dedicated to the production of high quality, high purity food grade alcohol for beverage and industrial applications.  The remainder will be dedicated to the production of fuel grade alcohol, commonly known as ethanol.  The Company expects that the new state-of-the-art equipment that was installed during the reconstruction will result in improved alcohol production efficiencies and set the standard for high quality, high purity alcohol derived from grain.

On March 4, 2004, the Company’s Board of Directors approved $9 million in capital expenditures to install new equipment for processing distillers feed at the Atchison distillery and $3 million for the installation of new distillation equipment at the Pekin plant.   Both projects are expected to strengthen the Company’s ability to realize additional improvements in alcohol production efficiencies, especially in regard to energy usage.  The new equipment at the Atchison distillery will also include new, state-of-the-art emission control technology that will enable the Company to stay in step with government environmental standards.  The Atchison project is scheduled for completion by mid 2005, while the Pekin project is expected to be completed by spring, 2005.

Ingredients

Total ingredient sales in the third quarter of fiscal 2004 increased by 101 percent compared to the prior year’s third quarter.  This was due to a 123 percent increase in sales of specialty ingredients, consisting primarily of specialty wheat proteins and wheat starches, which well more than offset a 4 percent decline in combined sales of commodity vital wheat gluten and starch.  The greatest increase occurred in sales of specialty protein and starch ingredients sold to manufacturers of food products.  The decrease in commodity ingredients resulted from the Company’s decision to reduce vital wheat gluten sales and place increased emphasis on the production and marketing of specialty proteins.  This decrease offset an increase in sales of commodity wheat starch compared to the prior year’s third quarter.

Distillery Products

Total sales of the company’s distillery products rose by approximately 20 percent compared to the third quarter of fiscal 2003.  This increase was due to 35 percent jump in sales of fuel grade alcohol and a nearly 23 percent increase in sales of food grade alcohol for beverage and industrial applications.  Sales of distillers feed increased by approximately 1.5  percent.  A minimal amount of alcohol was produced at the Atchison distillery during the prior year’s third quarter after the September 13, 2002 explosion.

The Company has been participating in a program that was implemented by the U.S. Department of Agriculture in December 2000 to provide cash incentives for ethanol producers who increase their grain usage over comparable quarters to raise fuel alcohol production.  Since the third quarter of fiscal 2001 through the third quarter of fiscal 2004, the Company has satisfied the program’s eligibility requirements and has received payments accordingly.  In the third quarter of fiscal 2004, the Company recorded a payment of approximately $985,000, which is recorded as a reduction to cost of sales and reflected in the Company’s pre-tax income for the quarter.  The program extends through September 2006, with funding determined annually.  The Company’s eligibility to participate in the program is determined from quarter to quarter.

Sales

Net sales in the third quarter of fiscal 2004 increased by approximately $22.7 million above net sales in the third quarter of fiscal 2003.  This resulted mainly from a 101 percent increase in sales of ingredients and a 20 percent increase in sales of distillery products.

The increase in sales of ingredients resulted from a 123 jump in sales of specialty ingredients, which principally consist of specialty wheat proteins and specialty wheat starches.  This more than offset a nearly 4 percent decline in sales of commodity ingredients, consisting of vital wheat gluten and commodity wheat starch.  Sales of specialty ingredients rose primarily due to higher unit sales of both specialty proteins and specialty starches.  Increased average selling prices for specialty proteins and starches compared to the prior year’s third quarter were also contributing factors.   Sales of vital wheat gluten dropped due to a reduction in unit sales.  However, commodity wheat starch sales were up due to higher unit sales.

The rise in distillery products sales was principally due to higher selling prices and higher unit sales of fuel grade alcohol and food grade alcohol for industrial applications.  Higher unit sales of distillers feed also contributed slightly. Sales of food grade alcohol for beverage applications were just slightly lower than a year ago as a reduction in unit sales offset improved selling prices for this product.

Net sales for the first nine months of fiscal 2004 rose by approximately $51.8 million above net sales for the first nine months of fiscal 2003.  This increase was principally due to a nearly 75 percent increase in sales of ingredients and a 22 percent increase in distillery products sales.  The increase in ingredients sales was mainly due to higher unit sales of both specialty wheat proteins and starches.  The rise in distillery products sales resulted mainly from higher unit sales of fuel grade alcohol, food grade alcohol for industrial applicationsand distillers feeds, higher selling prices for both fuel grade and food grade alcohol, as well as higher unit sales of unfinished alcohol, principally in the first and second quarters of fiscal 2004.

Cost of Sales

The cost of sales in the third quarter of fiscal 2004 increased by approximately $12.8 million above the cost of sales in the third quarter of the prior fiscal year. This principally was due to higher energy costs and higher raw material costs for grain, as well as increases in insurance premiums and costs associated with increased sales of the Company’s products.   The increased energy costs primarily resulted from higher energy usage due to increased production over the prior year when operations at the Atchison plant were affected by the September, 2002 distillery explosion. The rise in grain costs was also due to increased production needs as well as to higher average prices for grain compared to the prior year’s third quarter.

The cost of sales for the first nine months of fiscal 2004 increased by approximately $31.8 million mainly for the same reasons as cited above.  Natural gas prices in the first nine months of fiscal 2004 averaged 26  percent higher than during the first nine months of the prior fiscal year.  Wheat prices averaged 3 percent higher while prices for corn were approximately even with those experienced in the first nine months of fiscal 2003.

In connection with the purchase of raw materials, principally corn and wheat, for anticipated operating requirements, the Company enters into commodity contracts to reduce or hedge the risk of future grain price increases.  During the third quarter of fiscal 2004, 26 percent of the corn processed by the Company was hedged compared to 13 percent in the third quarter of fiscal 2003.  Of the wheat processed by the Company, 7 percent was hedged in the third quarter of fiscal 2004 compared to no wheat hedged in the prior year’s third quarter.  The Company also uses gasoline futures to hedge fuel alcohol sales made under contracts with price terms based on gasoline futures.  In the third quarter of fiscal 2004, raw material costs included a net hedging gain of $67,000 compared to a net hedging loss of $782,000 in the prior fiscal year’s third quarter.

During the first nine months of fiscal 2004, the Company hedged approximately 26 percent of corn processed compared to 57 percent in the first nine months of fiscal 2003.  Of the wheat processed by the Company in the first nine months of fiscal 2004, 31 percent was hedged compared to 28 percent hedged in the first nine months of fiscal 2003.  In the first nine months of fiscal 2004, raw material costs included a net hedging gain of $448,000 compared to a net hedging gain of $122,000 in the first nine months of the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the third quarter of fiscal 2004 were approximately $1.1 million higher than selling, general and administrative expenses in the third quarter of fiscal 2003.  The increase was mainly due to accruals for employee benefit programs, along with various factors associated with strengthened sales and marketing activities, and research and development initiatives.

Selling, general and administrative expenses in the first nine months of fiscal 2004 were approximately $3.2 million higher than in the first nine months of fiscal 2003.  This increase was due principally to the same reasons as cited above.

Other Operating Income

The decrease in other operating income in the third quarter of fiscal 2004 was partially due to the recognition of approximately $4.1 million less in business interruption insurance proceeds compared to the third quarter of fiscal 2003.  Additionally, the Company recognized approximately $714,000 less in proceeds related to a grant provided by the United States Department of Agriculture to support the development and production of value-added wheat proteins and starches.  This program was in effect from June 1, 2001 to May 31, 2003.  Details about this program are described in the Company’s fiscal 2003 Annual Report on Form 10-K.

Taxes and Inflation

The consolidated effective income tax rate is consistent for all periods.  The general effects of inflation were minimal.

Net Income

As the result of the foregoing factors, the Company experienced net income of $1,999,000 in the third quarter of fiscal 2004 compared to a net loss of $312,000 in the third quarter of fiscal 2003.  For the first nine months of fiscal 2004, the Company had net income of $6,303,000 compared to net income of $6,526,000 in the first nine months of fiscal 2003.  The Company’s net income in the first nine months of fiscal 2003 was principally due to $13 million in non-operating income ($7.9 million after the effects of income taxes) resulting from the recognition of insurance proceeds in excess of the net recorded costs of assets that were destroyed in a distillery explosion at the Company’s Atchison, Kansas plant on September 13, 2002.

Liquidity and Capital Resources

The following table is presented as a measure of the Company’s liquidity and financial condition:

	March 31, 2004	June 30, 2003
	(Dollars in Thousands)

Cash and cash equivalents	$8,653	$17,539
Working capital	38,467	38,527
Amounts available under lines of credit	12,500	12,500
Notes payable and long-term debt	15,463	18,433
Stockholders’ equity	113,620	105,218

Cash flow from operations decreased by approximately $7.3 million during the first nine-months of fiscal 2004 compared to the first nine-months of fiscal 2003.  This decrease resulted from a combination of factors.  In the first quarter of fiscal 2003, the Company received the second year installment of the USDA grant totaling $8.4 million. This was the final installment due under the USDA grant, and therefore no proceeds were received in fiscal 2004.  Other factors contributing to the change in operating cash flows include an increase in cash received related to revenue earned of approximately $37.8 million, offset by increases in payments to suppliers and employees aggregating approximately $25.0 million and an increase in payments for income taxes of approximately $1.8 million.  The timing of the receipt of insurance proceeds related to operations also effected cash flow from operations.  Insurance proceeds related to the business interruption insurance were approximately $9.7 million less in the nine-month period of fiscal year 2004 compared to fiscal year 2003.  Cash flow provided by operations combined with excess cash from last year and additional insurance proceeds related to damage to the plant was used for equipment additions, reductions in debt and treasury stock purchases.

The Company made open market purchases of 17,100 shares of its common stock during the first half of the year. These purchases were made to fund the Company’s stock option plans and for other corporate purposes. As of March 31, 2004, the Board has authorized the purchase of approximately 813,000 additional shares of the Company’s common stock.  In addition, during 2004, employees exercised stock options on approximately 149,000 shares of common stock and the Company received proceeds totaling approximately $2.6 million.

As of March 31, 2004, the Company’s Board of Directors had approved $25.4 million in expenditures with respect to improvements and replacements of existing equipment that are expected to be made over the course of the next twelve months.  The amounts approved do not include amounts that may be required to be expended in connection with environmental proceedings to which the Company is a party See Part II, Item 1. “Legal Proceedings.”  The Company anticipates that it may require external financing for some of its capital expenditures but has not determined the amount, type or source of such financing.

In connection with the Company’s long-term loan and capital lease agreements, it is required, among other covenants, to maintain certain financial ratios, including a current ratio (current assets to current liabilities) of 1.5 to 1, minimum consolidated tangible net worth (stockholders’ equity less intangible assets) of $84 million, debt to tangible net worth not to exceed 2.5 to 1, and a fixed charge coverage ratio (generally, the ratio of (i) the sum of (a) net income [adjusted to exclude gains or losses from the sale or other disposition of capital assets and other matters] plus (b) provision for taxes plus (c) fixed charges, to (ii) fixed charges) for the period of the four consecutive fiscal quarters ended as of the measurement date of 1.5 to 1. As of March 31, 2004, the Company believes it was in compliance with the financial and other covenants in its loan, capital lease and line-of-credit agreements.

The Company’s line of credit for $10 million, available for general corporate purposes, extends through November 2004. A smaller line of credit for $2.5 million expires on October 31, 2004 and is also available for general corporate purposes.

There has been no significant change in working capital from June 30, 2003 to March 31, 2004.  The decline in working capital results primarily from the addition of property and equipment and the reduction on long-term debt.  The property and equipment additions relate primarily to rebuilding the Atchison distillery.  The Company has maintained strong equity and working capital positions while continuing to generate cash flow from operations.

Item 3.    Quantitative And Qualitative Disclosures About Market Risk

The Company produces its products from wheat, corn and milo and, as such, is sensitive to changes in commodity prices.  Grain futures and/or options are used as a hedge to protect against fluctuations in the market.  The information regarding inventories and futures contracts at June 30, 2003, as presented in the annual report, is not significantly different from March  31, 2004.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

As previously reported, on April 13, 1997, an administrative proceeding was filed against the Company’s Illinois subsidiary before the Illinois Pollution Control Board (the “Board”), by the Illinois Attorney General on behalf of the Illinois Environmental Protection Agency (the “IEPA”).  The proceeding relates to the Company’s installation and operation of two feed dryers at its facility in Pekin, Illinois.  The complaint filed by the IEPA(“Complaint”) alleges that the dryers exceed the particulate emission limitations specified in the construction permits for the units; that the dryers are being operated without operating permits; and that the dryers were constructed without a Prevention of Significant Deterioration (PSD) construction permit setting forth a best available control technology (“BACT”) emission limitation.  The Complaint seeks a Board order ordering the Company to cease and desist from violations of the Illinois Environmental Protection Act and associated regulations, assessing a civil penalty, and awarding the state its attorneys fees.

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

Proceedings under the Complaint are being held in abeyance by agreement of the parties pending completion of the air modeling and completion of the Company’s compliance activities.  The Company had anticipated negotiating a settlement of the remainder of the State’s claims, including any penalties.  However, the state has recently suggested that, based on its estimate of the economic benefit to the Company of not installing the new pollution control equipment sooner, it would require a fine of approximately $1.1 million to resolve the Complaint. The Company regards this proposal as unwarranted under the circumstances and has rejected it.  Prospects for settlement of the Complaint are uncertain.

The U.S. Environmental Protection Agency (“USEPA”), Region V, is continuing its enforcement initiative focusing on all ethanol producers in its Midwestern region.  Along with all other ethanol producers in the region, the Company’s subsidiary, MGP Ingredients of Illinois, Inc. (“MGP-Illinois”), was contacted, and it attended a meeting with other ethanol producers where USEPA explained that it believed the ethanol producers had likely violated various provisions of the USEPA air emissions regulations in the past.  USEPA explained that rather than initiate enforcement proceedings against individual companies, it would prefer to work with the companies and settle any outstanding issues in a cooperative fashion.  Since the meeting, MGP Illinois has been in contact with the IEPA and USEPA regarding the USEPA air emissions enforcement initiative, and USEPA has issued an information request to MGP Illinois.  Based on discussions, it appears MGP-Illinois may need to make certain modifications to its feed dryer emission controls (which are expected to be the same as the modifications that will be made to resolve the pending IEPA action), upgrade certain scrubbers and add emission controls to its fuel truck loading operations.  In negotiations involving a draft Consent Decree to resolve any violations alleged in both the USEPA enforcement initiative and the IEPA Complaint,  the USEPA has proposed that the Company pay a federal penalty of approximately $172,000 to resolve the USEPA enforcement initiative.  At present, resolution of the USEPA enforcement initiative is linked to resolution of the IEPA Complaint and final resolution of both matters is therefore uncertain pending resolution of discussions with the IEPA.

Based on representations by the USEPA that ethanol producers who voluntarily contacted state or federal regulators to begin negotiations regarding installation of air pollution control technology would receive the benefit of “minimum fines”, the Company has advised the Kansas Department of Health and Environment (the “KDHE”) of its willingness to discuss the applicability of the enforcement initiative to the Company’s Atchison facility.  The Company has met with representatives of the USEPA and the Kansas Department of Health and Environment and provided the KDHE with its written response to the enforcement initiative.  The parties continue to discuss the applicability of the enforcement initiative to the Atchison facility, but the Company anticipates that it will be required to make modifications to its Atchison facility feed dryer, boiler, fermentation, fuel truck load out, fugitive VOC and particulate emission controls.   Investigations of several companies in Minnesota by the USEPA and the state of Minnesota resulted in settlement agreements in which each company agreed to install air pollution control technology and to pay a minimal fine, generally ranging from $10,000 to $50,000. Based on preliminary discussions with the KDHE the Company anticipates the KDHE will seek a similar fine from the Company.

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

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

	10.1	Guidelines for Issuance of Fiscal 2004 Restricted Share Awards
10.2

Agreement with Ladd M. Seaberg as to Award of Restricted Shares Granted under the Stock Incentive Plan of 1996 and the 1998 Stock Incentive Plan for Salaried Employees (Similar agreements have been made with the following named executive officers as to the number of shares indicated following their respective names:  Michael J.Trautschold – 11,700 shares;  Randy M. Schrick – 11,000 shares; Brian T. Cahill -10,400 shares;  Suhk Bassi, Ph.D. – 11,000 shares.

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

The Company filed a report on Form 8-K under Items 9 and 12  on February 5, 2004 and a report on Form 8-K/A under Items 9 and 12 on February 6, 2004.  It also filed reports on Form 8-K under Item 9 on January 20, 2004 and March 5, 2004.

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date: May 14, 2004	By	/s/ Ladd M. Seaberg
Ladd M. Seaberg, President
and Chief Executive Officer

Date: May 14, 2004	By	/s/ Brian T. Cahill
BrianT. Cahill, Vice President
and Chief Financial Officer