Form 10-K
period 2004-06-30
MGP INGREDIENTS INC
filed 2004-09-09
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   June 30, 2004

OR

☐              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number  000-17196

MGP Ingredients, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Kansas	48-0531200
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1300 Main Street, Box 130, Atchison, Kansas	66002
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code	(913) 367-1480

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value
(Title of Class)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒       No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to their Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes     ☒        No  ☐

The aggregate market value of common equity held by non-affiliates, computed by reference to the last sales price as reported by NASDAQ on December 31, 2003, was $81,499,950.

The number of shares of the registrant’s common stock outstanding as of September 1, 2004 was 15,938,030.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference:

(1)                                  Portions of the MGP Ingredients, Inc. 2004 Annual Report to Stockholders, pages 19 through 44 thereof, are incorporated by reference into Part II and contained in Exhibit 13.

(2)                                  Portions of the  MGP Ingredients, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on October 14, 2004 are incorporated by reference into Part III of this report to the extent set forth herein.

The calculation of the aggregate market value of the Common Stock of the Company held by non-affiliates is based on the assumption that non-affiliates do not include directors or executive officers.  Such assumption does not constitute an admission by the Company or any director or executive officer that any director or executive officer is an affiliate of the Company.

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

The Company is a fully integrated producer of certain ingredients and distillery products and has two reportable segments, ingredients and distillery products.  Ingredients consist of specialty ingredients, consisting primarily of specialty wheat starches and specialty wheat proteins, commodity ingredients, including commodity wheat starches and vital wheat gluten, and mill feeds.  Distillery products consist of food-grade alcohol, including beverage alcohol and industrial alcohol, fuel alcohol, commonly known as ethanol, and distillers grain and carbon dioxide, which are by-products of the Company’s distillery operations.

The Company processes its products at plants located in Atchison, Kansas, and Pekin, Illinois.  The Company also operates a facility in Kansas City, Kansas, for the further processing and extrusion of wheat proteins and starches.  The Company purchases wheat directly from local and regional farms and grain elevators and mills it into flour and mill feeds.  The flour is processed with water to extract vital wheat gluten, a portion of which is further processed into specialty wheat proteins.  Vital wheat gluten and most wheat protein products are dried into powder and sold in packaged or bulk form.  The starch slurry which results after the extraction of the gluten and wheat proteins is further processed to extract premium wheat starch, which is also dried into powder and sold in packaged or bulk form, either as commodity wheat starch or, after further processing, as specialty wheat starch.  The remaining slurry is mixed with corn and/or milo and water and then cooked, fermented and distilled into alcohol.  The residue of the distilling operations is dried and sold as a high protein additive for animal feed.  Carbon dioxide which is produced during the fermentation process is trapped and sold.  Mill feeds not used in the distilling operations are sold to feed manufacturers.

On September 13, 2002, an explosion at the Company’s Atchison plant caused significant damage to the Company’s distillery operations at that location.  Damage to the distillery was major, affecting operations throughout fiscal 2003 and in the first and second quarters of fiscal 2004. As a result of the explosion, the Company was unable to produce finished alcohol at its Atchison plant from the date of the incident until late in the second quarter of fiscal 2004.  However, after December, 2002, the Company was able to produce unfinished alcohol at the Atchison location, most of which was shipped to the Pekin, Illinois, facility for further processing.  The Company generally was able to meet the needs of its regular customers through its Illinois facility and supplemental third-party purchases, although its spot market sales were affected.  Because the Company’s ingredient and alcohol production processes are integrated, the distillery slowdown in Atchison also temporarily affected the Company’s ability to produce the base proteins and starches which are used in the production of specialty ingredients at this location. For a time, the Company altered its operations to use its Illinois facility to produce base proteins and starches, which were then shipped to the Atchison facility as raw material for producing specialty ingredients. As a result, while production costs increased, the Company was able to limit the effects of the distillery explosion on its ability to supply specialty products to customers.  The adverse impact of the distillery slowdown on the Company’s operations has been substantially reduced by business interruption insurance. The distillery rebuilding process was completed late in the second quarter of fiscal 2004, with the actual start-up of the new equipment occurring in early December, 2003, approximately one month sooner than expected.

Available Information

The Company makes available through its web site (www.mgpingredients.com) under “Investors – Investor Relations”, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after it electronically files or furnishes such material with the Securities and Exchange Commission.

Financial Information about Segments

Note 14 of the Company’s Notes to Consolidated Financial Statements, which is incorporated herein by reference, includes information about sales, depreciation, income before income taxes and identifiable assets for the last three fiscal years by reportable segment.

Product Sales

The following table shows the Company’s sales from continuing operations by each class of similar products during the past five fiscal years ended June 30, 2004, as well as such sales as a percent of total sales.

PRODUCT GROUP SALES

	Year Ended June 30,
	2004		2003		2002		2001		2000
						(thousands of dollars)
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Ingredients:
Specialty Ingredients	$85,258	31.5	$41,735	21.7	$37,396	17.4	$32,918	14.4	$31,615	13.6
Commodity Ingredients	13,749	5.1	14,698	7.6	27,478	12.8	44,751	19.5	68,483	29.6
Mill Feed and Other Mill Products	3,704	1.3	782	0.4	1,358	0.7	2,034	0.9	2,759	1.2

Total Ingredients	102,711	37.9	57,215	29.7	66,232	30.9	79,703	34.8	102,857	44.4

Distillery Products:
Food-grade Alcohol	40,898	15.1	35,885	18.7	34,402	16.0	42,320	18.4	43,864	18.9
Fuel-grade Alcohol	97,924	36.2	74,615	38.8	86,385	40.3	83,686	36.5	62,066	26.7
Distillery By-products	29,140	10.8	24,657	12.8	27,509	12.8	23,532	10.1	23,093	10.0
Total Distillery Products	167,962	62.1	135,157	70.3	148,296	69.1	149,538	65.2	129,023	55.6
Net Sales	$270,673	100.0	$192,372	100.0	$214,528	100.0	$229,241	100.0	$231,880	100.0

The Company’s results for fiscal 2004 improved from the prior fiscal year. Net income was $9.5 million compared to $5.2 million in fiscal 2003.  The increase was due primarily to a significant increase in unit sales of specialty ingredients.  Sales of distillery products in 2004 also increased over fiscal 2003, when the Company’s distillery operations were affected by the distillery explosion that occurred at the Atchison facility in September, 2002.

Approximately 99% of the Company’s ingredient sales and 100% of its distillery sales are made directly or through distributors to manufacturers and processors of finished goods.  Sales to customers are usually evidenced by short-term agreements that are cancelable within 30 days and under which products are usually ordered, produced, sold and shipped within 60 days.  However, the Company has entered into a longer term supply contract with one customer relating to certain of its specialty ingredients which extends for a term of several years and will consider similar long-term contracts with other customers if market conditions warrant doing so.  In addition, depending on market conditions, varying amounts of the Company’s fuel alcohol are sold under longer term contracts. During fiscal 2004, two fuel alcohol customers, BP Products North America, Inc. and Martin Oil Marketing, Ltd., accounted for approximately 39.9% of the Company’s distillery sales and  24.7% of the Company’s consolidated revenues.

Seasonality

The Company’s sales in fiscal 2004 and 2003 have not been seasonal except for variations affecting beverage alcohol.  Food-grade alcohol sales tend to peak in the fall as beverage alcohol distributors order stocks for the holiday season.  In prior years, fuel alcohol sales historically would increase during the period August through March due to requirements of the Clean Air Act which inhibited the sale of ethanol in certain areas of the country during May 1 through September 15 each year.  Certain environmental regulations also favor greater use of ethanol during the winter months of the year.   However, seasonal fluctuations have diminished, as both the supply and demand of ethanol have increased and the price of ethanol has remained in a range that has incentivized blenders to utilize the federal excise tax credit available for blended gasoline.  In prior years, vital wheat gluten sales tended to increase to a minor extent during the second half of the fiscal year, as demand increases for hot dog and hamburger buns and similar bakery products; however, this was not the case in fiscal 2003 or 2004 because of the Company’s decision to reduce production of vital wheat gluten.  See “Ingredients – Commodity Ingredients – Vital Wheat Gluten.”

Business Strategy

The Company’s strategy in recent years has been to focus on the development and marketing of specialty  protein and starch products for use in unique market niches.  As a result of the expiration in June, 2001 of an import quota on foreign wheat gluten, the Company has intensified its efforts to focus on developing markets for its specialty wheat proteins and starch products.  As described herein, during fiscal 2002 the Company received approximately $17.3 million under a new government program designed to assist manufacturers of wheat gluten in their transition from the historical vital wheat gluten business to new markets and received an additional $8.3 million in fiscal 2003.  See “Ingredients - Commodity Ingredients - Vital Wheat Gluten.”  These funds were used for research, marketing, promotional and capital costs related to specialty wheat protein and starch products to help accelerate the Company’s growth in these markets.

To meet increased customer demand for its specialty starches with high fiber content, the Company has begun to develop additional starch capabilities through outsourcing.  In the fourth quarter of fiscal 2004, the Company began marketing a new potato-based resistant starch, Fibersym™ 80 ST, for use in reduced carbohydrate food applications.  Under terms of an agreement with Penford Corporation, the ingredient is being produced for the Company by Penford, using patented processes licensed exclusively to the Company. Further, on July 13, 2004, the Company entered into a business alliance with Cargill, Incorporated for the production and marketing of a new resistant starch called Fibersym™ HA that is derived from high amylose corn.  See “Specialty Ingredients – Specialty Starches”.

For further information, see the “Consolidated Financial Statements” and related “Notes to Consolidated Financial Statements” of the Company and “Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations” which appear at pages 20 through 44 of the Annual Report.

Ingredients

Ingredients consist primarily of specialty wheat starches and wheat proteins, commodity starches and proteins, consisting of commodity wheat starches and vital wheat gluten, and mill feeds.

During fiscal 2004, sales of ingredients increased by 80% from the prior year. This was primarily due to a 105% increase in sales of specialty ingredients which overwhelmingly offset a 6% decline in combined sales of commodity vital wheat gluten and starch.  The greatest increase occurred in sales of specialty protein and starch ingredients sold to manufacturers of food products. The decrease in commodity ingredients resulted from the Company’s decision to reduce vital wheat gluten sales due to pricing pressures from subsidized European Union producers and to place increased emphasis on the production and marketing of specialty proteins.

As noted above, the Company’s overall strategy is to focus on the development and marketing of specialty wheat protein and starch products for use in unique market niches, and such products are accounting for an increasing share of the Company’s total ingredient sales.  During fiscal 2004, specialty ingredient sales increased by nearly 105%, to approximately 83% of total ingredient sales.  That share is expected to continue to increase due to two factors: (i) increased capacity to produce these products and increased marketing efforts, resulting in greater customer recognition and the ability to meet anticipated rising demand, and (ii) continuing decline in vital wheat gluten sales resulting from an increase in supplies and pricing pressures from European Union producers.

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

Food Applications

•                  Gliadin and Glutenin are the two principal components that make up vital wheat gluten.  The Company’s patented process enables the separation of glutenin and gliadin for a variety of end uses without the use of alcohol, which has been the traditional method of separating the two.  Glutenin, a large molecule responsible for the elastic character of vital wheat gluten, increases the strength of bread dough, improves the freeze-thaw characteristics of frozen dough and may be used as a functional protein source in beef jerky-type products, as well as in meat extension.  Gliadin, the smaller of the two molecules, is soluble in water and other liquids, including alcohol, and is responsible for the viscous properties of wheat gluten.  Those characteristics make it ideal to improve the texture of noodles and pastas.  Gliadin is also used in a number of cosmetics and personal care products as described below under “Non-Food Applications.”

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

•                  FP™ Series.  The FPTM series of products consists of specialty wheat proteins, each tailored for use in a variety of food applications.  These include proteins that can be used to form barriers to fat and moisture penetration to enhance the crispness and improve batter adhesion in fried products, effectively bond other ingredients in vegetarian patties and extended meat products, increase the softness and pliability of flour tortillas, and fortify nutritional drinks.

•                  Arise® Series.  The Arise® series of products consists of specialty wheat proteins that increase the freshness and shelf life of frozen, refrigerated and fresh dough products after they are baked.  Certain ingredients in this series are also sold for use in the manufacture of high protein, lower net carbohydrate products.

•                  Pasta Power TM is a specialty wheat protein that is a cost-effective replacement for whole eggs and egg whites and enhances the strength, texture, quality and functionality of fresh, frozen and flavored pasta products.  The added strength enables the canning of pasta and its treatment with spices without significant deterioration of the noodle or other pasta products as in the case of canned spaghetti and similar products.

Non-Food Applications

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

•                  PolytriticumTM Protein and Starch Resins.  PolytriticumTM 200 and PolytriticumTM 2000 are the Company’s environmentally friendly bio-based gluten/starch resins that can be molded to produce a variety of formed objects.  PolytriticumTM 200 may be used as a commercial raw material for the production of pet treats and chews, and the Company holds a U.S. Patent (No. 5665152) expiring in 2016 relating to the methods of grain protein based solid articles that it uses in the production of such products. Polytriticum 2000TM has been developed for use in disposable eating utensils, golf tees, food and feed containers and similar type vessels.

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

Since October, 2001, the Company has expended $21.0 million to strengthen the production and sales capabilities of certain of its specialty wheat proteins.  The first project, completed in early fiscal 2003, involved installation of additional processing and drying equipment at the Company’s Atchison facility for the production of ingredients for bakery, pasta and noodle, and related food markets, both domestic and foreign.  The cost of this project was offset by funds provided through the U.S. Department of Agriculture Commodity Credit Corporation program referred to above.  During fiscal 2003, the Company started an expansion of its Kansas City facility to better accommodate current and long-term growth initiatives for its PolytriticumTM line of wheat protein and starch based bio-resins and its Wheatex® line of textured wheat proteins for use in grain-based foods as well as meat analog and meat extension applications.  In March 2004, the Company completed two separate expansion projects at its facility in Kansas City, Kansas. The combined cost of these projects amounted to approximately $5.5 million, a portion of which was offset by funds from the Commodity Credit Corporation program referred to above.  The Company announced an additional expansion project to increase Wheatex® production capacity at the Kansas City plant on February 4, 2004 and expects this project to be completed by September, 2004 at an estimated cost of $4.5 million. The Company’s Board of Directors approved another $5.5 million in capital improvement projects for the Kansas City facility in June, 2004.  These projects are designed to expand production and packaging capabilities for pet and natural bio-based products and are scheduled for completion by April, 2005.

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

In 2003, the Company licensed, on an exclusive basis, certain patented technology from The Kansas State University Research Foundation relating to United States Patent 5,855,946, which describes and claims processes for making food-grade starches resistant to alpha-amylase digestion, as well as products and uses for the resistant starches. The license relates to products derived from plant-based starches and is a royalty-bearing, worldwide license whose term, subject to termination for material, uncured breaches or bankruptcy, extends until the patent rights expire in 2017. Royalties generally are based on net sales. The patent rights relate to the referenced U.S. patent and any corresponding foreign patent application, which has been filed in Australia. Under the license, the Company can make, have made, use, import, offer for sale, and sell licensed products within the scope of a claim of the patent rights or which are sold for a use with the scope of the patent rights and may, with approval of the licensor, grant similar rights to sublicensees. These resistant starches have found popularity with manufacturers of baked and related goods.   Although the scope and duration of market interest in such products in not entirely certain at this point, the Company’s business has benefited from the popularity of these starches.

As a result of significant demand for its Fibersym™ 70 resistant wheat starch for use in fiber enhancement and net carbohydrate reduction in foods, sales of the Company’s specialty starches increased dramatically since the prior year. To meet increased customer demand, in the fourth quarter of fiscal 2004 the Company began marketing a new potato-based resistant starch,  Fibersym™ 80 ST, for use in reduced carbohydrate food applications.  The ingredient is being produced for the Company by Penford Corporation, using the patented processes referred to above, licensed exclusively to the Company.

On July 13, 2004, the Company entered into a business alliance with Cargill, Incorporated for the production and marketing of a new resistant starch called Fibersym™ HA that is derived from high amylose corn.  Under this alliance, which has an initial term of five years, Cargill will manufacture Fibersym™ HA under the patent referred to above, licensed exclusively to the Company.  The new starch will be marketed by both companies under the Fibersym™ brand name with all revenues from such sales recognized by the Company.  The Company and Cargill will share profits from sales of the new product, which are expected to commence by the end of calendar 2004. In connection with the arrangement for the new corn product, the Company also granted Cargill an exclusive, royalty bearing sublicense to use the patented process for the life of the patent in the production of tapioca based starches for use in food products. The Company also agreed that if it determined to use the patented process to produce starches derived from other types of corn or to have a third party make product under the patent from other plant sources (other than wheat or potato), it would offer Cargill an opportunity to participate with it.  The Company understands that Cargill plans to begin producing and marketing its tapioca based starch product under the sublicense from the Company by the end of calendar 2004. The arrangements between MGPI and Cargill are subject to termination if the products should be determined to be commercially unviable. As part of the transactions mentioned above, the Company licensed Cargill to use the technology disclosed and claimed in certain patent applications relating to uses for the patented resistant starch.

Since the beginning of fiscal 2004, the Company has spent $5.6 million to increase specialty wheat starch production capabilities at its Pekin and Atchison plants.  This involved the installation of additional starch processing equipment at both plants.

The Company sells specialty wheat starches on a nationwide basis, primarily to food processors and distributors. The Company also sells its potato-based resistant starch to the same type of customers.

Although wheat starch enjoys a relatively small portion of the total United States starch market, which is dominated by corn starch, the unique characteristics of wheat starch provide it with a number of advantages over corn and other starches for certain baking and other end uses.  The Company has developed a number of different specialty wheat starches, and continues to explore the development of additional starch products with the view to increasing sales of value-added specialty starches.  The Company’s strategy is to market its specialty wheat starches in special market niches where the unique characteristics of these starches are better suited to a customer’s requirements for a specific use.

Both commodity and specialty wheat starches compete primarily with corn starch.   Competition is based upon price, name, color and differing granular and chemical characteristics which affect the food product in which it is used.  Specialty wheat starches usually enjoy a price premium over corn starches and low grade wheat starches.  Commodity wheat starch price fluctuations generally track the fluctuations in the corn starch market.  The specialty wheat starch market usually permits pricing consistent with costs which affect the industry in general, including increased grain costs. However, this was not the case during fiscal 2003, when increases in grain and fuel prices outpaced market price increases in the specialty wheat starch market.

Commodity Ingredients

Vital Wheat Gluten.  Vital wheat gluten is a free-flowing light tan powder which contains approximately 75% to 80% protein.  Its vitality, water absorption and retention and film-forming properties make vital wheat gluten desirable as an ingredient in many food products.  It appears to be the only commercially available high-protein food additive which possesses vitality.  “Vitality” is a term used to indicate the relative viscoelasticity of gluten, which enables an end product containing gluten to maintain a cohesive texture and withstand stretching or tearing.  For example, it is the vitality of the wheat gluten used in making hot dog buns that gives greater “hinge” strength to the buns, thus allowing consumers to open and close the buns without breaking them.

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

The Company produces vital wheat gluten from modernized facilities at the Atchison and Pekin plants, although its ability to do so was disrupted for a time as a result of the explosion at the Atchsion facility.  Gluten is shipped throughout the continental United States in bulk and in 50 to 100 pound bags to distributors and also is sold directly to major food processors and bakeries.

Vital wheat gluten is considered a commodity and therefore competition is based primarily upon price.  The Company’s principal competitors in the U.S. vital wheat gluten market consist primarily of three other domestic producers and producers in the European Union, Australia and certain other regulated countries (the “Foreign Exporters”).

Between June 30, 1994, and June 30, 1998, the European Union took an increasingly large share of the U.S. gluten market.  As a result of the increasing surge of large, subsidized volumes of European Union wheat gluten into the U.S., vital wheat gluten prices have been primarily affected by (i) excess European Union capacity; (ii) high tariff barriers, subsidies and other protective measures (“Subsidies”) provided to European Union exporters by their host governments; (iii) low U.S. tariffs; and (iv) gluten import quotas.  The Subsidies and low U.S. tariffs encouraged European Union producers to expand wheat starch and wheat gluten production capacity and to continue the development of even greater capacities.  On May 30, 1998, the Clinton administration imposed annual quantitative limitations for three years on imports of wheat gluten from the European Union and other Foreign Exporters at an amount equal to the total average imports of wheat gluten shipped into the United States by the Foreign Exporters during the three crop years ended June 30, 1995.  In lieu of extending the quota when it expired in June, 2001, the Bush Administration announced a program to provide the wheat gluten industry up to $40 million over two years to help it complete its transition to competitiveness. Administered by the U.S. Department of Agriculture’s Commodity Credit Corporation, the program ended on May 31, 2003.  Under the program, the Company received approximately $26 million of the program total of $40 million. On June 29, 2001, the Company received approximately $17,280,000 for the first year of the program.  The Company received the balance of the award for the second year of the program in July, 2002.  The funds were awarded for use for capital, research, marketing and promotional costs related to value-added wheat protein and wheat starch products and were not intended to be used to reduce production and marketing related costs for commodity vital wheat gluten and wheat starches that could extend the U.S. industry’s participation in those markets.  The Company was required to submit quarterly reports to the Commodity Credit Corporation listing costs incurred and activities conducted and an annual performance report after each year of the program explaining its activities. The Company’s final report under the program was filed for the program period ended May 31, 2003.  The Commodity Credit Corporation was empowered to ask for a refund with interest of some or all of the funds allocated to the Company if it determined that the Company had not made significant progress in completing its stated activities.  Based on its contacts with Commodity Credit Corporation personnel through the quarterly reporting process, the Company believes that it has made satisfactory progress and has met program requirements.

Since the imposition of the quota, the Company has focused its efforts on developing and increasing the production and sales of specialty wheat products.  These are niche products that the Company expects will be able to compete more effectively with increased foreign imports.  Although additional quota relief would have been helpful, the Commodity Credit program has supported the Company’s strategy and has strengthened its efforts to move increasingly into the development, production and marketing of value-added wheat proteins and starches.

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

In addition to flour, the wheat milling process generates mill feeds or “midds.”  Midds are sold to processors of animal feeds as a feed additive. Sales of mill feeds increased by 374% in 2004 as a result of increased wheat processing requirements to satisfy heightened demand for the Company’s specialty wheat proteins and starches.

Distillery Products

The Company’s Atchison and Pekin plants process corn and/or milo, mixed with the starch slurry from gluten and starch processing operations, into food-grade alcohol, fuel-grade alcohol, distiller’s feed and carbon dioxide.

Food-grade alcohol, or grain neutral spirits, consists of beverage alcohol and industrial food-grade alcohol that are distilled to remove all impurities and all but approximately 5% of the water content to yield high quality 190 proof alcohol.  Fuel-grade alcohol, or “ethanol,” is grain alcohol that has been distilled to remove all water to yield 200 proof alcohol suitable for blending with gasoline.

During fiscal 2004, total sales of the company’s distillery products rose by approximately 24% compared to fiscal 2003.  This increase was due to a 31% increase in sales of fuel-grade alcohol and a 14% increase in sales of food-grade alcohol for beverage and industrial applications.  Sales of distillers feed increased by 18%.  The improved results were in part due to increased production capabilities.  A minimal amount of alcohol was produced at the Atchison distillery during the majority of the prior fiscal year after the September 13, 2002 explosion.  The plant returned to operation in December, 2003.

On March 4, 2004, the Company’s Board of Directors approved $9 million in capital expenditures to install new equipment for processing distillers feed at the Atchison distillery and $3 million for the installation of new distillation equipment at the Pekin plant. Both projects are expected to strengthen the Company’s ability to realize additional improvements in alcohol production efficiencies, especially in regard to energy usage.  The new equipment at the Atchison distillery will also include new, state-of-the-art emission control technology that will help the Company to comply with government environmental standards.  Both projects are scheduled for completion by mid-2005.

Food-grade Alcohol

Beverage Alcohol.  Food-grade beverage alcohol consists primarily of grain neutral spirits and gin.  Grain neutral spirits is sold in bulk or processed into vodka and gin and sold in bulk quantities at various proof concentrations to bottlers and rectifiers, which further process the alcohol for sale to consumers under numerous labels.

The Company believes that in terms of fiscal 2004 net sales, it is one of the three largest bulk sellers of grain neutral spirits, vodka and gin in the United States.  The Company’s principal competitors in the beverage alcohol market are Grain Processing Company of Muscatine, Iowa and Archer Daniels Midland of Decatur, Illinois.  Competition is based primarily upon price and service, and in the case of gin, formulation.  The Company believes that the centralized location of its Illinois and Kansas distilleries and the capacity of its dual production facilities combine to provide the Company with a customer service advantage within the industry.

Industrial Alcohol.  Food-grade alcohol which is not sold as beverage alcohol is marketed as food-grade industrial alcohol.  Food-grade industrial alcohol is sold as an ingredient in foods (e.g., vinegar and food flavorings), personal care products (e.g., hair sprays and deodorants), cleaning solutions, biocides, insecticides, fungicides, pharmaceuticals, and a variety of other products.  Although grain alcohol is chemically the same as petroleum-based or synthetic alcohol, certain customers prefer a natural grain-based alcohol.  Food-grade industrial alcohol is sold in tank truck or rail car quantities direct to a number of industrial processors from both the Atchison and Pekin plants.

The Company is a minor competitor in the total United States market for food-grade industrial alcohol, which is dominated by petroleum-based or synthetic alcohol.  Food-grade industrial alcohol prices are normally consistent with prices for synthetic industrial alcohol.

Fuel-grade Alcohol

Fuel-grade alcohol, which is commonly referred to as ethanol, is sold primarily for blending with gasoline to increase the octane and oxygen levels of the gasoline. As an octane enhancer, ethanol can serve as a substitute for lead and petroleum-based octane enhancers. As an oxygenate, ethanol permits gasoline to meet certain environmental regulations and laws that regulate air quality by reducing carbon monoxide, hydrocarbon particulates and other toxic emissions generated from the burning of gasoline (“toxics”). Because ethanol is produced from grain, a renewable resource, it also provides a fuel alternative that tends to reduce the country’s dependence on foreign oil.

Since the adoption of 1990 Clean Air Act Amendments, which require the use of reformulated gasoline in certain high smog-ozone areas in the United States, the gasoline industry has relied primarily upon methyl tertiary butyl ether (MTBE) to reduce toxic emissions of air pollutants to meet the requirements of the Act and related EPA regulations. Ethanol has been  used to a lesser extent.  However, the EPA has concluded that the use of MTBE has created a “significant and unacceptable risk to drinking water and groundwater resources.” Concerns have also been raised as to the effectiveness of MTBE versus the effectiveness of ethanol as a reducer of air pollutants.

Because of such concerns and state and federal policies promoting cleaner air and state and federal production incentives and tax programs, the ethanol industry has grown substantially in recent years.  According to materials published by the Renewable Fuels Association (“RFA”), nineteen states have already taken or have begun to take action to restrict or ban the use of MTBE. These states include Arizona, California, Connecticut, Illinois, Michigan, New York, Ohio and Washington. Currently, the RFA expects ethanol use in 2004 to reach 950 million gallons in California, and 450 million gallons in New York and Connecticut.  All three states banned MTBE at the end of 2003 in an effort to curtail further water contamination. Because of MTBE bans like those passed in New York, Connecticut and California, the use of gasoline blended with ethanol is becoming more widespread. As a result, ethanol production is increasing dramatically. In 2003, ethanol production reached 2.81 billion gallons, a 32% increase over 2002 production levels.  RFA estimates that in 2004, 30% of all gasoline used in the United States will be blended with ethanol. The Company believes such expansion in ethanol production contributed to a two-year decline during fiscal 2002 and 2003 in average prices for fuel ethanol realized by the Company on its fuel ethanol sales. Currently, the RFA estimates that 2004 production levels will reach 3.3 billion gallons.

The cost of producing ethanol has historically exceeded the cost of producing gasoline and gasoline additives.  Accordingly, to encourage the production of ethanol for use in gasoline, the Federal government and various states have enacted tax and other incentives designed to make ethanol competitive with gasoline and gasoline additives. Under the internal revenue code, and until the end of 2007, gasoline that has been blended in qualifying proportions with ethanol provide sellers of the blend with certain income tax credits and excise tax reductions that amount to up to $0.52 per gallon of ethanol that is mixed with the gasoline (the “Federal Tax Credit”). A mix of at least 10% ethanol by volume is required to receive the maximum credit. Although the Federal Tax Credit is not directly available to the Company, it allows the Company to sell its ethanol at prices competitive with less expensive additives and gasoline. From time to time, legislation is proposed to eliminate, reduce or extend the tax benefits enjoyed by the ethanol industry and indirectly by producers of the grain that is converted into ethanol. During 1998, legislation was enacted that extended the credit through 2007, with the credit being reduced to $0.51 per gallon beginning in 2005.  On May 11, 2004, the U.S. Senate passed a corporate tax bill (S. 1637) that includes an extension of the ethanol tax incentive through 2010. The bill is now awaiting approval from the United States House of Representatives.

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

In December, 2000, the U.S. Department of Agriculture initiated a program to provide a cash incentive for ethanol producers who increase their grain usage over comparable quarters in the prior year to raise fuel alcohol production. The Company presently satisfies the program’s eligibility requirements and began receiving payments in the third quarter of fiscal 2001. It received payments of approximately $1.6 million in fiscal 2001, approximately $4.1 million in fiscal 2002, approximately $3.2 million in fiscal 2003, and approximately $4.0 million in fiscal 2004 under this program. The program extends through September 2006, with funding determined annually. The Company’s eligibility to participate in the program is determined quarter to quarter.

According to information published by the Renewable Fuels Association, at the end of 2003 there were 72 ethanol production facilities in the United States and approximately 15 more then under construction. the majority of these facilities are located in the Midwestern corn producing states. The fuel-grade alcohol market is dominated by Archer Daniels Midland, with the Company being among the smaller of a few other larger second-tier ethanol producers. The Company competes with other producers of fuel-grade alcohol on the basis of price and delivery service.

In the long-term, the Company believes the future for ethanol remains promising. This is partially based on the expectation that the U.S. Congress will pass a comprehensive energy bill that includes a provision for establishing a renewable fuels standard.  Based on information published by the Renewable Fuels Association, the renewable fuels standard provision included in the bill could increase the use of ethanol to 5 billion gallons annually by 2012.  However, there can be no assurance that the bill referred to will be enacted. Nor can there be any assurance, in light of the manner in which the industry is expanding, that ethanol prices will improve even if the bill becomes law. Further, decisions pending before the EPA could adversely affect the ethanol market. Although MTBE has been banned in California and many California refineries have incorporated ethanol into their blending process, that ban was preceded by an EPA decision in 2001 which denied the State of California’s request for a waiver from the Clean Air Act oxygenated fuel requirement.   However, on July 17, 2003, the United States Court of Appeals for the Ninth Circuit vacated the EPA’s 2001 decision and subsequently remanded the matter to the EPA to reconsider California’s request for waiver from the oxygenated requirement.  If the EPA reverses its decision, the market for ethanol could be adversely affected.

Distillery By-Products

The bulk of fiscal 2004 sales of alcohol by-products consisted of distillers feeds.  Distillers feeds are the residue of corn, milo and wheat from alcohol processing operations.  The residue is dried and sold primarily to processors of animal feeds as a high protein additive.  The Company competes with other distillers of alcohol as well as a number of other producers of animal food additives in the sale of distillers feeds and mill feeds.

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

Transportation

The Company’s output is transported to customers by truck, rail and barge transportation equipment, most of which is provided by common carriers through arrangements made by the Company.  The Company leases 366 rail cars which may be dispatched on short notice.  Shipment by barge is offered to customers through barge loading facilities on the Missouri and Illinois Rivers.  The barge facility on the Illinois River is adjacent to the Pekin plant and owned by the Company.  The facility on the Missouri River, which is not company-owned, is approximately one mile from the Atchison plant.

Raw Materials

The Company’s principal raw material is grain, consisting of wheat, which is processed into all of the products that the Company manufactures, and corn and milo, which are processed into alcohol, animal feed and carbon dioxide.  Grain is purchased directly from surrounding farms, primarily at harvest time, and throughout the year from grain elevators.  To assure supplies, the Company may enter into contracts to take future delivery within 30 days.  These are fixed price contracts which are based on prices of future contracts and specify the amount, type and class of grain and the price.  The Company can call for delivery at any time within thirty days of the contract.  The Company does not have any long-term contracts with any raw materials suppliers.  During fiscal year 2004, the Company purchased approximately 57% of its grain at spot market prices.

Historically, the cost of grain is subject to substantial fluctuations depending upon a number of factors which affect commodity prices in general, including crop conditions, weather, government programs and purchases by foreign governments.  Such variations in grain prices have had and are expected to have from time to time significant adverse effects on the results of the Company’s operations.  This is primarily due to a variety of factors.  From time to time it has been difficult for the Company to compensate for increases in grain costs through adjustments in prices charged for the Company’s vital wheat gluten due to the surge of subsidized European Union wheat gluten, whose artificially low prices are not affected by such costs.  Now that the quota has been lifted, it has been more difficult to do so.  Also, fuel-grade alcohol prices, which historically have tracked the cost of gasoline, do not usually adjust to rising grain costs.  Similarly, prices of commodity wheat starches generally track the prices of corn starch and usually do not adjust to rising wheat prices.

During fiscal 2004, market prices for grain increased.  The average price paid by the Company per bushel for corn increased 6.2% in fiscal 2004 compared to fiscal 2003, while the average price for a bushel of wheat paid by the Company increased 6.0% over the same period.

The Company engages in the purchase of commodity futures to hedge economic risks associated with fluctuating grain and grain products prices.  During fiscal 2004, the Company hedged approximately 43% of corn processed, compared to 42% in 2003.  Of the wheat processed by the Company, 33% was hedged in fiscal 2004, compared to 27% in fiscal 2003.  The contracts are accounted for as hedges and, accordingly, gains and losses are deferred and recognized in cost of sales as part of contract costs when contract positions are settled and related products are sold.  For fiscal 2004, raw material costs included a net hedging gain of approximately $1.0 million on contracts settled during the year compared to a net hedging gain of $0.2 million for fiscal 2003.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk” in the Annual Report.

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

In 1995, the Company entered into a long-term arrangement with Central Illinois Light Company and its subsidiary, CILCORP Development Services Inc. (collectively “CILCO”), with respect to the Company’s Pekin, Illinois plant.  Under the arrangement, the Company has leased a portion of its plant facility to CILCO for a term ending in December 2009.  CILCO constructed a new gas fired electric and steam generating facility on ground leased from the Company and agreed to provide steam heat to the Company’s plant.  If the Company fails to renew the lease for 19 years at the end of the lease term, it must pay CILCO the book value of the boiler plant and cogeneration facility, which the Company estimates will be $10.6 million.  Under a related steam heat service agreement, the Company has agreed to purchase its requirements for steam heat from CILCO until at least December 2009.  Either party may terminate the service agreement at the end of the initial term or thereafter upon two years notice.  Also, if gas prices have risen to a level such that operating a steam facility with alternative fuel would be more attractive and the payback period for a new facility would be five years or less, the Company may terminate the service agreement prior to the end of the initial term upon two years notice by making a specified payment to CILCO, currently approximately $1.2 million.  The Company must make adjustable minimum monthly payments over the term of the service agreement, currently $124,000, with declining fixed charges for purchases in excess of minimum usage, and is responsible for fuel costs and certain other expenses.  However, CILCO also uses the boilers to run electric generating units that it constructed on the leased site and pays the Company for a portion of the fuel costs that the Company incurs for the production of steam, based on savings realized by CILCO from electricity generated at the facility.

The Company also has a three-year contract, which expires in December 2006, to purchase electricity from Central Illinois Light Company at fixed rates.

Employees

As of June 30, 2004, the Company had 500 employees, 279 of whom are covered by two collective bargaining agreements with one labor union.  One agreement, which expires on August 31, 2005, covers 186 employees at the Atchison Plant.  The other agreement, which expires on October 31, 2007, covers 93 employees at the Pekin plant.  As of June 30, 2003, the Company had 443 employees.

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

During 1997, the IEPA commenced an action against the Company with respect to alleged noncompliance of the Pekin Plant with certain air quality regulations.  In 2002, the USEPA began an enforcement initiative relating to air emissions standards, focusing on all ethanol producers in its Midwestern region.  The Company has been in contact with the USEPA, the IEPA and the KDHE about both of its facilities. As a result of these proceedings, which are further described under “Item 3. Legal Proceedings,” the Company anticipates that it will be required to make capital expenditures of approximately $2.0 million at its Pekin facility and capital expenditures in excess of that amount at its Atchison facility to bring them into compliance with applicable standards. The Company expects that any settlements of these matters will provide for phased schedules to implement the modifications, which could extend for  periods of months to a year or two depending on the modifications.  Of the $25.8 million that the Company’s Board of Directors has approved for improvements and replacements of existing equipment, approximately $0.8 million has been allocated to modifications at the Pekin facility.  Depending on settlement terms, additional expenditures may be required.

Item 2.  Properties.

The Company maintains the following principal plants, warehouses and office facilities:

Location	Purpose	Plant Area	Tract Area
		(in sq. ft.)	(in acres)
Atchison, Kansas	Principal executive offices, grain processing, distillery, warehousing, and research and quality control laboratories.	494,640	25

Kansas City, Kansas	Specialty protein and starch further processing and extrusion facility and warehouse.	83,200	12.5

Pekin, Illinois	Grain processing, distillery, warehousing and quality control laboratories.	462,926	49

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

Item 3.  Legal Proceedings.

Environmental Proceedings.

As previously reported, on April 13, 1997, an administrative proceeding was filed against the Company’s Illinois subsidiary before the Illinois Pollution Control Board (the “Board”), by the Illinois Attorney General on behalf of the Illinois Environmental Protection Agency (the “IEPA”).  The proceeding relates to the Company’s installation and operation of two feed dryers at its facility in Pekin, Illinois.  The complaint filed by the IEPA (“Complaint”) alleges that the dryers exceed the particulate emission limitations specified in the construction permits for the units; that the dryers are being operated without operating permits; and that the dryers were constructed without a Prevention of Significant Deterioration (PSD) construction permit setting forth a best available control technology (“BACT”) emission limitation.  The Complaint seeks a Board order ordering the Company to cease and desist from violations of the Illinois Environmental Protection Act and associated regulations, assessing a civil penalty, and awarding the state its attorney fees.

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

Based on representations by the USEPA that ethanol producers who voluntarily contacted state or federal regulators to begin negotiations regarding installation of air pollution control technology would receive the benefit of “minimum fines”, the Company has advised the Kansas Department of Health and Environment (the “KDHE”) of its willingness to discuss the applicability of the enforcement initiative to the Company’s Atchison facility.  The Company has met with representatives of the USEPA and the Kansas Department of Health and Environment and provided the KDHE with its written response to the enforcement initiative.  The parties continue to discuss the applicability of the enforcement initiative to the Atchison facility, but the Company anticipates that it will be required to make modifications to its Atchison facility feed dryer, boiler, fermentation, fuel truck load-out, fugitive VOC and VOC and particulate emission controls.  Investigations of several companies in Minnesota by the USEPA and the state of Minnesota resulted in settlement agreements in which each company agreed to install air pollution control technology and to pay a minimal fine, generally ranging from $10,000 to $50,000. Based on preliminary discussions with the KDHE, the Company anticipates the KDHE will seek a similar fine from the Company.

In the aggregate, the Company estimates that costs of capital expenditures required to address the issues raised with respect to its Pekin facility will aggregate approximately $2 million.  The costs of modifications to the Atchison facility are not known at this time, but involve more work and are expected to exceed the costs at the Pekin facility. The Company expects that any settlements of these matters will provide for phased schedules to implement the modifications, which could extend for periods of months to a year or two depending on the modifications.

Other Matters.

MGP Ingredients, Inc. et. al. v. Manildra Milling Corporation, United States District Court for the District of Kansas (Case No. 04-2278-CM).  The Company filed this case against Manildra on June 17, 2004, alleging infringement of United States Patent No. 5,855,946, which discloses and claims food-grade starches resistant to alpha-amylase degradation and methods of preparing the same.  In bringing this action, the Company joined The Kansas State University Research Foundation, which owns the patent and has licensed it exclusively to the Company, involuntarily, as a plaintiff.  The suit seeks injunctive relief, triple damages and attorneys’ fees.

There are no other legal proceedings pending as of September 1, 2004 which the Company believes to be material.

Item 4.  Submissions of Matters to a Vote of Security Holders.

No matters have been submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

Item 4A.  Executive Officers of the Registrant.

Executive officers of the Company are as follows:

Name	Age	Position

Cloud L. Cray, Jr.	81	Chairman of the Board

Laidacker M. Seaberg	58	President, Chief Executive Officer

Sukh Bassi, Ph.D.	63	Vice President, New Products Innovation and Technology, and Chief Science Officer

Brian Cahill	50	Vice President, Finance and Administration and Chief Financial Officer

Clodualdo “Ody” Maningat, Ph.D.	49	Vice President, Application Technology and Technical Services

Marta L. Myers	44	Corporate Secretary and Administrative Assistant to the President

Steven J. Pickman	51	Vice President, Corporate Communications and Marketing Services

David E. Rindom	49	Vice President, Human Resources

Randy M. Schrick	54	Vice President, Manufacturing and Engineering

William R. Thornton	52	Vice President, Quality Management

Michael J. Trautschold	56	Executive Vice President, Marketing and Sales

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

Dr. Bassi has served as Vice President - New Products, Innovations and Technology, since July 2002, and as Chief Science Officer since June, 2004.  He was Vice President - Research and Development from 1985 until July 2002 and Vice President - Specialty Ingredients Marketing and Sales between 1998 and 2000.  He also previously served as Technical Director from 1989 to 1998 and Vice President-Vital Wheat Gluten Marketing from 1992 to 1998.  From 1981 to 1992 he was Manager of the Vital Wheat Gluten Strategic Business Unit.  He was previously a professor of biology at Benedictine College for ten years.

Mr. Cahill has served as Vice President – Finance and Administration since October 2002.  Prior thereto he served as general manager of the Company’s Pekin facility since 1992.

Dr. Maningat joined the Company in 1986.  He has served as Vice President of Application Technology and Technical Services since June 2002.  Previously, he was Corporate Director of Research and Development and Technical Marketing from 1997 to 2002.  He served as Corporate Director of Research and Development and Quality Control for the Company from 1993 to 1997.

Ms. Myers joined the Company in 1996.  She has served as Secretary since October 1996 and as Administrative Assistant to the President since 1999.  Previously, she was executive secretary for Superintendent of Schools for Unified School District 409, Atchison, Kansas.

Mr. Pickman joined the Company in 1985.  He has served as Vice President, Corporate Communications and Marketing Services since July 2002.  He was Vice President, Corporate Relations from June 2000 until July 2002.  Previously he was Executive Director of Corporate Relations from 1999 to June 2000 and prior to that Corporate Director of Public and Investor Relations.  Between 1985 and 1989 he served as the Director of Public Relations and Marketing Administration for the Company’s former subsidiary, McCormick Distilling Company, Weston, Missouri.

Mr. Rindom joined the Company in 1980.  He has served as Vice President, Human Resources since June 2000.  He was Corporate Director of Human Relations from 1992 to June, 2000, Personnel Director from 1988 to 1992, and Assistant Personnel Director from 1984 to 1988.

Mr. Schrick, a Director since 1987, joined the Company in 1973.  He has served as Vice President - Manufacturing and Engineering since July, 2002.  He served as Vice President - Operations from 1992 until July 2002. From 1984 to 1992, he served as Vice President and General Manager of the Pekin plant.  From 1982 to 1984, he was the Plant Manager of the Pekin Plant.  Prior to 1982, he was Production Manager at the Atchison plant.

Mr. Thornton joined the Company in 1994.  He has served as Vice President of Quality Management since June 2000.  He was Corporate Director of Quality Management from 1997 to June 2000, and Corporate Director of Continuous Quality Improvement from 1994 to 1997.

Mr. Trautschold joined the Company in September 2000.  He has served since then as Executive Vice President of Marketing and Sales.  He was Vice President of Product Strategy in the Consumer Direct Division of Schwan’s Sales Enterprises, Inc. from 1999 to September 2000, Vice President of Corporate Marketing Services for ConAgra, Inc. from 1994 to 1999, and President of ConAgra Brands, Inc. from 1997 to 1999.

PART II

Item 5.  Market for Registrants Common Equity, Related Stockholders Matters and Issuer Repurchasers of Equity Securities.

The Common Stock of the Company has been traded on the NASDAQ National Market System since November 1988.  The Company’s trading symbol is MGPI.

The following table below reflects the high and low closing prices of the Common Stock for each quarter of fiscal 2003 and 2004.  The Company paid a cash dividend of $.05 per share in November 2000, a dividend of $.075 per share in November 2001, a dividend of $.075 per share in November 2002, and a dividend of $.075 per share in November, 2003.  Previously, cash dividends had not been paid since the end of 1995.  Any future dividends will be paid at the discretion of the Board of Directors, which will consider various factors, including the Company’s operating results and cash requirements, in making any decision respecting dividends.

	Sales Price*
	High	Low

2003:
First Quarter	$6.94	$3.56
Second Quarter	5.04	2.93
Third Quarter	5.21	2.98
Fourth Quarter	4.59	3.25

2004:
First Quarter	$4.86	$3.88
Second Quarter	9.23	4.36
Third Quarter	13.60	7.33
Fourth Quarter	22.88	12.06

* The above disclosed dividend information and stock prices give effect to the 2-for-1 stock split that took effect on June 30, 2004.

At June 30, 2004, there were approximately 825 holders of record of the Company’s Common Stock.  It is believed that the Common Stock is held by approximately 2,800 beneficial owners.

Item 6.  Selected Financial Data.

Incorporated by reference to the information under “Selected Financial Information” on page 19 of the Annual Report, a copy of which page is included in Exhibit 13 to this Report.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Incorporated by reference to the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Liquidity and Capital Resources,” and “Off Balance Sheet Obligations” on pages 20 through 27 and 30 through 31 of the Annual Report, copies of which pages are included in Exhibit 13 to this Report.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Incorporated by reference to the information under “Market Risk” on page 29 of the Annual Report, a copy of which page is included in Exhibit 13 to this Report.

Item 8.  Financial Statements and Supplementary Data.

Incorporated by reference to the information under “Quarterly Financial Information” on page 28 of the Annual Report and to the consolidated financial statements and related notes on pages 32 through 44 of the Annual Report, copies of which pages are included in Exhibit 13 to this Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Evaluation of disclosure controls and procedures

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

Item 9B.  Other Information

As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Operations” and “Off Balance Sheet Obligations” at pages 22 and 31 of the Annual Report included in Exhibit 13 to this Report, on July 13, 2004 the Company entered a business alliance with Cargill, Incorporated for the production and marketing of a new resistant starch derived from high amylose corn.  If the Company does not renew the arrangement with Cargill after its initial five year term or terminates the arrangement before the expiration of 18 months following certain force majeure events affecting Cargill, or if Cargill terminates the arrangement because of a breach by the Company of its obligations, the Company will be required to pay a portion (up to 50%) of the book value of capital expenditures made by Cargill to enable it to produce the product.  This amount will not exceed $2.5 million without the consent of the Company.  Upon the occurrence of any such event the Company also will be required to give Cargill a non-exclusive sublicense to use the patented process for the life of the patent in the production of high amylose corn-based starches for use in food products.  The sublicense would be royalty bearing provided the Company was not itself then making the high amylose corn-based starch.

PART III

Item 10.  Directors of the Registrant.

Incorporated by reference to the information under “Election of Directors” at pages 2 to 4, the information relating to the Audit Committee in the first paragraph of “Certain Information Concerning The Board And Its Committees-General,” and the second paragraph of “Certain Information Concerning The Board And Its Committee - Audit Review Committee” at pages 4 and 5 of the Proxy Statement, and “Section 16(a) Beneficial Ownership Reporting Compliance” at page 14 of the Proxy Statement.

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy is filed as an exhibit to this report.

Item 11.  Executive Compensation.

Incorporated by reference to the information in “Certain Information Concerning The Board And Its Committees-Directors’ Fees,” at page 6 of the Proxy Statement and under “Executive Compensation — Summary Compensation Table” at page 8 and “ —Option Exercises and Year-End Holdings” at page 9 of the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the information under “Principal Stockholders” on pages 12 and 13 of the Proxy Statement.

The following is a summary of securities authorized for issuance under equity compensation plans as of June 30, 2004:

	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average of exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (1) (c)
Equity compensation plans approved by security holders	905,980	$5.48	118,020
Equity compensation plans not approved by security holders	—	—	—
Total	905,980	$5.48	118,020

(1)  Of these securities, as of June 30, 2004, an aggregate of 26,020 shares may also be issued as performance or restricted stock awards under the terms of Stock Incentive Plan of 1996 and the 1998 Stock Incentive Plan for Salaried Employees.

Item 13.  Certain Relationships and Related Transactions.

None.

Item 14.  Principal Accountant Fees and Services.

Incorporated by reference to the information under “Audit and Certain Other Fees Paid Accountants” at page 7 of the Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)                                  Financial Statements:

Auditors’ Report on Financial Statements.

Consolidated Balance Sheets at June 30, 2004, 2003 and 2002.

Consolidated Statements of Income - for the Three Years Ended June 30, 2004, 2003 and 2002.

Consolidated Statements of Stockholders’ Equity for the Three Years Ended June 30, 2004, 2003 and 2002.

Consolidated Statements of Cash Flow - for the Three Years Ended June 30, 2004, 2003 and 2002.

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

(3)                                  The exhibits required by Item 601 of Regulation S-K (paragraph (c) below).

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

4(c)

Copy of Ninth Amended Line of Credit Loan Agreement with Commerce Bank,  N.A. providing for the Issuance of a Line of Credit Note in the amount of $10,000,000 (incorporated by reference to Exhibit 4(c) of the Company’s Form 10-K report for the year ended June 30, 2003 (file number 0-17196).

4(d)

Copy of Line of Credit Note under Ninth Amended Line of Credit Loan Agreement (incorporated by reference to Exhibit 4(d) of the Company’s Form 10-K report for the year ended June 30, 2003 (file number 0-17196).

4(e)	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the Commission upon request.

9(a)	Copy of Cray Family Trust (incorporated by reference to Exhibit 1 of Amendment No. 1 to Schedule 13D of Cloud L. Cray, Jr. dated November 17, 1995).

*10(a)	Summary of informal cash bonus plan

10(b)

Copy of MGP Ingredients, Inc. Stock Incentive Plan of 1996, as amended as of August 26, 1996 (incorporated by reference to Exhibit A to the Company’s Notice of Annual Meeting and Proxy Statement filed September 17, 1996).

10(c)

Copy of amendment to MGP Ingredients, Inc. Stock Incentive Plan of 1996 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (file number 0-17196)).

10(d)

Form of Stock Option with respect to stock options granted under the MGP Ingredients, Inc. Stock Incentive Plan of 1996 (incorporated by reference to Exhibit 10(e) to the Company’s Form 10-K for the year ended June 30, 1996 (file number 0-17196)).

10(e)

Copy of MGP Ingredients, Inc. 1996 Stock Option Plan for Outside Directors, as amended as of August 26, 1996 (incorporated by reference to Exhibit B to the Company’s Notice of Annual Meeting and Proxy Statement filed September 17, 1996).

10(f)

Copy of amendment to MGP Ingredients, Inc. 1996 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (file number 0-17196)).

10(g)

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

10(i)

Copy of amendments to Options granted under MGP Ingredients, Inc. Stock Option Plans (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (file number 0-17196)).

10(j)

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

10(p)(1)

Lease Agreement dated as of August 1, 2001 among GE Capital Public Finance, Inc., The Unified Government of Wyandotte County/Kansas City, Kansas, and MGP Ingredients, Inc. (Incorporated by reference to Exhibit 10(q)(1) of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 (file number 0-17196)).

10(p)(2)

Amendment No. 1 dated as of July 1, 2003, to Lease Agreement referred to in Item 10(q)(1) among  General Electric Capital Corporation, as assignee and successor-in-interest to GE Capital Public Finance, Inc., The Unified Government of Wyandotte County/Kansas City, Kansas and MGP Ingredients, Inc. (Incorporated by reference to Exhibit 10(q)(2) of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 (file number 0-17196)).

10(q)

Form of Memorandum of Agreement Concerning Options approved on December 10, 2001 between the Company and certain members of senior management, including the following named executive officers: Ladd M. Seaberg, Randall M. Schrick and Dr. Sukh Bassi (incorporated by reference to Exhibit 10 to the Company’s form 10-Q for the quarter ended December 31, 2001 (file number 0-17196)).

10(r)

Lease dated December 16, 1993 between MGP Ingredients, Inc. and Cilcorp Development Services Inc. (Incorporated by reference to Exhibit 10(s) to the Company’s report on Form 10-K for the fiscal year ended June 30, 2002 (File No. 0-17196)).

10(s)

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

10(u)	Guidelines for Issuance of Fiscal 2004 Restricted Share Awards (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10(v)

Agreement with Ladd M. Seaberg as to Award of Restricted Shares Granted under the Stock Incentive Plan of 1996 and the 1998 Stock Incentive Plan for Salaried Employees (Similar agreements have been made with the following named executive officers as to the number of shares indicated following their respective names:  Michael J. Trautschold–23,400 shares; Randy M. Schrick – 22,000 shares; Brian T. Cahill - 20,800 shares; Suhk Bassi, Ph.D. – 22,000 shares (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

*13	Information contained in the MGP Ingredients, Inc. 2004 Annual Report to Stockholders that is incorporated herein by reference.

*14	Code of Conduct.

22	Subsidiaries of the Company other than insignificant subsidiaries:

	Subsidiary	State of Incorporation or Organization

	Midwest Grain Pipeline, Inc.	Kansas
	MGP Ingredients of Illinois, Inc.	Illinois
	Kansas City Ingredient Technologies, Inc.	Kansas

*23	Consent of BKD, LLP.

25	Powers of Attorney executed by all officers and directors of the Company who have signed this report on Form 10-K (incorporated by reference to the signature pages of this report).

*31.1	CEO Certification pursuant to Rule 13a-14(a).

*31.2	CFO Certification pursuant to Rule 13a-14(a).

*32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350.

*32.2	CFO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350.

*  Filed herewith

SIGNATURES

Pursuant to requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Atchison, State of Kansas, on this  9th day of September, 2004.

MGP INGREDIENTS, INC.

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

Name	Title	Date

/s/Laidacker M. Seaberg	President (Principal Executive Officer) and Director	September 9, 2004
Laidacker M. Seaberg

/s/Brian Cahill	Vice President and Treasurer	September 9, 2004
Brian Cahill	(Principal Financial and Accounting Officer)

/s/Michael Braude	Director	September 9, 2004
Michael Braude

/s/Cloud L. Cray, Jr.	Director	September 9, 2004
Cloud L. Cray, Jr.

/s/Michael R. Haverty	Director	September 9, 2004
Michael R. Haverty

/s/Linda E. Miller	Director	September 9, 2004
Linda E. Miller

/s/Robert J. Reintjes	Director	September 9, 2004
Robert J. Reintjes

/s/Randy M. Schrick	Director	September 9, 2004
Randy M. Schrick

/s/Daryl R. Schaller	Director	September 9, 2004
Daryl R. Schaller

/s/James A. Schlindwein	Director	September 9, 2004
James A. Schlindwein

MGP INGREDIENTS, INC.

Consolidated Financial Statement Schedules

(Form 10-K)

June 30, 2004, 2003, and 2002

(With Auditors’ Report Thereon)

BKD, LLP

Twelve Wyandotte Plaza

120 West 12th Street, Suite 1200

Kansas City, MO 64105-1936

816-221-6300 Fax: 816-221-6380

bkd.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

Audit Committee, Board of Directors and Stockholders

MGP Ingredients, Inc.

Atchison, Kansas

In connection with our audit of the consolidated financial statements of MGP INGREDIENTS, INC. for each of the three years in the period ended June 30, 2004, we have also audited the following financial statement schedule.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits of the basic financial statements.  The schedule is presented for purposes of complying with the Securities and Exchange Commission’s rules and regulations and is not a required part of the consolidated financial statements.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ BKD, LLP

Kansas City, Missouri

July 30, 2004

MGP INGREDIENTS, INC.

VIII.                         VALUATION AND QUALIFYING ACCOUNTS

	Balance, Beginning Of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-Offs	Balance, End of Period
		(In Thousands)

Year Ended June 30, 2004 Allowance for doubtful accounts	$252	$12		$12	$252

Year Ended June 30, 2003 Allowance for doubtful accounts	252	24	—	24	252

Year Ended June 30, 2002 Allowance for doubtful accounts	252	473	—	473	252

EXHIBIT INDEX

Exhibit No.	Description

3(a)(1)	Articles of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 3 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 0-17196)).

3(b)	Bylaws of the Company (Incorporated by reference to Exhibit 3(b) of the Company’s Registration Statement No. 33-24398 on Form S-1).

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

4(c)

Copy of Ninth Amended Line of Credit Loan Agreement with Commerce Bank,  N.A. providing for the Issuance of a Line of Credit Note in the amount of $10,000,000 (incorporated by reference to Exhibit 4(c) of the Company’s Form 10-K report for the year ended June 30, 2003 (file number 0-17196).

4(d)

Copy of Line of Credit Note under Ninth Amended Line of Credit Loan Agreement (incorporated by reference to Exhibit 4(d) of the Company’s Form 10-K report for the year ended June 30, 2003 (file number 0-17196).

4(e)	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the Commission upon request.

9(a)	Copy of Cray Family Trust (incorporated by reference to Exhibit 1 of Amendment No. 1 to Schedule 13D of Cloud L. Cray, Jr. dated November 17, 1995).

*10(a)	Summary of informal cash bonus plan .

10(b)

Copy of MGP Ingredients, Inc. Stock Incentive Plan of 1996, as amended as of August 26, 1996 (incorporated by reference to Exhibit A to the Company’s Notice of Annual Meeting and Proxy Statement filed September 17, 1996).

10(c)

Copy of amendment to MGP Ingredients, Inc. Stock Incentive Plan of 1996 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (file number 0-17196)).

10(d)

Form of Stock Option with respect to stock options granted under the MGP Ingredients, Inc. Stock Incentive Plan of 1996 (incorporated by reference to Exhibit 10(e) to the Company’s Form 10-K for the year ended June 30, 1996 (file number 0-17196)).

10(e)

Copy of MGP Ingredients, Inc. 1996 Stock Option Plan for Outside Directors, as amended as of August 26, 1996 (incorporated by reference to Exhibit B to the Company’s Notice of Annual Meeting and Proxy Statement filed September 17, 1996).

10(f)

Copy of amendment to MGP Ingredients, Inc. 1996 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (file number 0-17196)).

10(g)

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

10(i)

Copy of amendments to Options granted under MGP Ingredients, Inc. Stock Option Plans (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (file number 0-17196)).

10(j)

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

10(p)(1)

Lease Agreement dated as of August 1, 2001 among GE Capital Public Finance, Inc., The Unified Government of Wyandotte County/Kansas City, Kansas, and MGP Ingredients, Inc. (Incorporated by reference to Exhibit 10(q)(1) of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 (file number 0-17196)).

10(p)(2)

Amendment No. 1 dated as of July 1, 2003, to Lease Agreement referred to in Item 10(q)(1) among  General Electric Capital Corporation, as assignee and successor-in-interest to GE Capital Public Finance, Inc., The Unified Government of Wyandotte County/Kansas City, Kansas and MGP Ingredients, Inc. (Incorporated by reference to Exhibit 10(q)(2) of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 (file number 0-17196)).

10(q)

Form of Memorandum of Agreement Concerning Options approved on December 10, 2001 between the Company and certain members of senior management, including the following named executive officers: Ladd M. Seaberg, Randall M. Schrick and Dr. Sukh Bassi (incorporated by reference to Exhibit 10 to the Company’s form 10-Q for the quarter ended December 31, 2001 (file number 0-17196)).

10(r)

Lease dated December 16, 1993 between MGP Ingredients, Inc. and Cilcorp Development Services Inc. (Incorporated by reference to Exhibit 10(s) to the Company’s report on Form 10-K for the fiscal year ended June 30, 2002 (File No. 0-17196)).

10(s)

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

10(u)	Guidelines for Issuance of Fiscal 2004 Restricted Share Awards (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10(v)

Agreement with Ladd M. Seaberg as to Award of Restricted Shares Granted under the Stock Incentive Plan of 1996 and the 1998 Stock Incentive Plan for Salaried Employees (Similar agreements have been made with the following named executive officers as to the number of shares indicated following their respective names:  Michael J. Trautschold – 23,400 shares; Randy M. Schrick – 22,000 shares; Brian T. Cahill - 20,800 shares; Suhk Bassi, Ph.D. – 22,000 shares (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

*13	Information contained in the MGP Ingredients, Inc. 2004 Annual Report to Stockholders that is incorporated herein by reference.

*14	Code of Conduct.

22	Subsidiaries of the Company other than insignificant subsidiaries:

	Subsidiary	State of Incorporation or Organization

	Midwest Grain Pipeline, Inc.	Kansas
	MGP Ingredients of Illinois, Inc.	Illinois
	Kansas City Ingredient Technologies, Inc.	Kansas

*23	Consent of BKD, LLP.

25	Powers of Attorney executed by all officers and directors of the Company who have signed this report on Form 10-K (incorporated by reference to the signature pages of this report).

*31.1	CEO Certification pursuant to Rule 13a-14(a).

*31.2	CFO Certification pursuant to Rule 13a-14(a).

*32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350.

*32.2	CFO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350.

*Filed herewith