Form 10-Q
period 2004-09-30
MGP INGREDIENTS INC
filed 2004-11-09
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                 to

Commission File Number: 0-17196

MGP INGREDIENTS, INC.

(Exact name of registrant as specified in its charter)

KANSAS	48-0531200
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 Main Street, Atchison Kansas	66002
(Address of principal executive offices)	(Zip Code)

(913) 367-1480
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☒  Yes  ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value
15,981,030 shares outstanding
as of September 30, 2004

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

MGP Ingredients, Inc.

Atchison, Kansas

We have reviewed the accompanying condensed consolidated balance sheet of MGP Ingredients, Inc. as of September 30, 2004 and the related condensed consolidated statements of income and cash flows for the three-month periods ended September 30, 2004 and 2003.  These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of June 30, 2004 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated July 30, 2004, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BKD, LLP

Kansas City, Missouri
November 2, 2004

MGP Ingredients, Inc.

Condensed Consolidated Balance Sheets (in thousands)

Assets	September 30, 2004	June 30, 2004
	(Unaudited)
Current Assets
Cash and cash equivalents	$4,771	$6,488
Receivables, net of allowance of $252 at September 30, 2004 and June 30, 2004	31,907	34,243
Inventories	39,172	32,775
Prepaid expenses	3,081	828
Deferred income taxes	2,090	2,090
Income taxes receivable	—	—
Total current assets	81,021	76,424

Property and Equipment, at cost	300,571	296,377
Less accumulated depreciation	190,464	187,280
Total property and equipment, net	110,107	109,097

Other
Insurance receivable	1,425	1,425
Other assets	91	91
Total other assets	1,516	1,516

Total assets	$192,644	$187,037

See Accompanying Notes to Condensed Consolidated Financial Statements and Independent Accountants’ Review Report

MGP Ingredients, Inc.

Condensed Consolidated Balance Sheets (in thousands)

Liabilities and Stockholders’ Equity	September 30, 2004	June 30, 2004
	(Unaudited)
Current Liabilities
Current maturities of long-term debt and note payable	$10,382	$3,201
Accounts payable	8,655	10,576
Accrued expenses	5,395	7,815
Deferred income	12,183	12,598
Income taxes payable	2,129	2,423
Total current liabilities	38,744	36,613

Long-term Debt	18,821	12,561

Post-Retirement Benefits	5,985	5,977

Deferred Income Taxes	12,777	13,677

Stockholders’ Equity
Capital stock
Preferred, 5% cumulative, $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common, no par; authorized 20,000,000 shares; issued 19,530,344 shares	6,715	6,715
Additional paid-in capital	5,239	5,005
Retained earnings	121,041	123,181
Accumulated other comprehensive loss -
Cash flow hedges	(564)	(251)
	132,435	134,654

Treasury stock, at cost
Common
September 30, 2004 - 3,549,314 shares	(16,118)
June 30, 2004 - 3,621,514 shares		(16,445)
	116,317	118,209

Total liabilities and stockholders’ equity	$192,644	$187,037

See Accompanying Notes to Condensed Consolidated Financial Statements and Independent Accountants’ Review Report

MGP Ingredients, Inc.

Condensed Consolidated Statements of Income

Three Months Ended September 30, 2004 and 2003

(Unaudited)

	(in thousands)
	2004	2003
Net sales	$68,878	$57,054
Cost of sales	63,804	55,367
Gross profit	5,074	1,687

Selling, general and administrative	4,882	3,698
	192	(2,011)

Other operating income	286	6,090
Operating income	478	4,079

Other income, net	309	281
Interest expense	(306)	(279)

Income before income taxes	481	4,081

Provision for income taxes	190	1,611
Net income	291	2,470

Other comprehensive loss	(313)	(30)
Comprehensive income (loss)	$(22)	$2,440

Basic earnings per common share	$0.02	$0.16

Diluted earnings per common share	$0.02	$0.16

Dividends per common share	$0.15	$0.075

See Accompanying Notes to Condensed Consolidated Financial Statements and Independent Accountants’ Review Report

MGP Ingredients, Inc.

Condensed Consolidated Statements of Cash Flows

Three Months Ended September 30, 2004 and 2003

(Unaudited)

	(in thousands)
	2004	2003
Operating Activities
Net income	$291	$2,470
Items not requiring cash
Depreciation	3,893	3,675
Gain on sale/conversion of property and equipment	(709)
Deferred income taxes	(900)	(20)
Changes in
Accounts receivable	2,336	(3,540)
Inventories	(6,710)	2,848
Insurance receivable	—	(756)
Accounts payable and accrued expenses	(6,029)	1,518
Deferred income	(415)	(428)
Income taxes (receivable) payable	(161)	1,632
Other	(2,245)	(1,094)
Net cash provided by (used in) operating activities	(10,649)	6,305
Investing Activities
Additions to property and equipment	(5,646)	(8,974)
Proceeds from sale/conversion of equipment	709	—
Net cash used in investing activities	(4,937)	(8,974)
Financing Activities
Purchase of treasury stock	—	(57)
Sales of treasury stock	428	—
Proceeds from issuance of long-term debt	9,700
Net proceeds on line of credit	6,000
Net payments on long-term debt	(2,259)	(2,506)
Net cash provided by (used in) financing activities	13,869	(2,563)
Decrease in Cash and Cash Equivalents	(1,717)	(5,052)
Cash and Cash Equivalents, Beginning of period	6,488	17,539
Cash and Cash Equivalents, End of period	$4,771	$12,487

See Accompanying Notes to Condensed Consolidated Financial Statements and Independent Accountants’ Review Report

MGP Ingredients, Inc.

Notes To Condensed Consolidated Financial Statements

Note 1.                                  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of the Company’s management, necessary to fairly present the financial position, results of operations and cash flows of the Company.  Those adjustments consist only of normal recurring adjustments.  The condensed consolidated balance sheet as of June 30, 2004 has been derived from the audited consolidated balance sheet of the Company as of that date.  Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Form 10-K Annual Report for 2004 filed with the Securities and Exchange Commission.  The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Note 2.                                  Earnings Per Share

Earnings per common share data is based upon the weighted average number of common shares outstanding. Employee stock –based compensation is the only potentially dilutive security held by the Company.

The Company has a stock-based employee compensation plan, which it accounts for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to all of the stock-based employee compensation under those plans.

	Three Months Ended September 30
	2004	2003
	(in thousands except per share amounts)

Net income, as reported	$291	$2,470
Plus: Stock-based employee compensation included in net income	66	—
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	156	143

Pro forma net income	$200	$2,327

Earnings per share
Basic - as reported	$0.02	$0.16
Basic - pro forma	$0.01	$0.15
Diluted - as reported	$0.02	$0.16
Diluted - pro forma	$0.01	$0.15

Weighted average shares:
Basic	15,932,913	15,332,404
Diluted	16,648,019	15,371,474

The September 30, 2003 earnings per share data presented has been adjusted to reflect the Company’s 2-for-1 stock split that went into effect following the close of business on June 30, 2004.

Note 3.                                  Long Term Debt

Secured Promissory Note - - On September 24, 2004 the Company borrowed $9,794,500 from GE Capital Public Finance, Inc.  The Company’s obligations are evidenced by a promissory note, bear interest at 5.26% per annum and are payable in 83 consecutive monthly payments of $183,777 and an 84th payment equal to the unpaid principal and interest, commencing November 1, 2004.  The Company also entered a security agreement to secure the note.  The security agreement grants a security interest in specified equipment located or to be located at the Company’s KCIT facility.The Company has agreed to secure the note on or before March 31, 2005 by all the equipment at the KCIT facility,  and will need to obtain waivers from one or more of its other lenders in order to do so.

Line of Credit -  On September 17, 2004 the Company amended its line of credit to increase the borrowings permitted thereunder from $10 million to $15 million.  As of September 30, there was $6 million outstanding under the Company’s line of credit.  The line of credit expires on November 30, 2004.  Borrowings under $500,000 bear interest at the prime rate.  Interest on borrowings in excess of $500,000 is payable monthly at a rate equal to the greater of Commerce Bank’s prime rate less 1%, or the Federal Funds Rate plus 1.5%.  In addition, the Company pays a commitment fee equal to 0.25% per annum on the unused portion of the commitment.  Principal is due upon the occurrence of an event of default or expiration of the line of credit, currently November 30, 2004.  The Company intends to seek renewal of the line of credit.

The Line of Credit Agreement requires the Company to maintain certain financial ratios, including a minimum current ratio, minimum consolidated tangible net worth, debt to tangible net worth not to exceed certain limits, and a minimum fixed charge coverage ratio.  In addition, the Company may not permit consolidated funded debt (generally, asset acquisition related debt plus capitalized lease obligations) to exceed certain limits.  Other covenants are the same as those in Section 5 of the Note Agreement dated as of August 1, 1993 with the Principal Mutual Life Insurance Company and filed as Exhibit 4.1 to the Company’s Report on Form 10-Q for the quarter ended September 30, 1993, and include covenants which impose limitations on the amount of current debt, liens, restricted payments, investments, mergers and acquisitions, guaranties and transactions with affiliates.

Note 4.                                  Insurance Recoveries

On September 13, 2002, the Company’s Atchison, Kansas distillery was shut down as the result of an explosion at the distillery.  As a result, business interruption insurance proceeds of $5.7 million was recorded as other operating income for the three months ended September 30, 2003.  As of September 30, 2004 and 2003, respectively, the Company had $1.4 million and $12 million receivable from the insurance company related to this matter.

During the three months ended September 30, 2004, the Company’s Pekin, Illinois barge operation was damaged by an outside party.  Net insurance proceeds resulted in a $709,000 gain recognized during the three months ended September 30, 2004, and is included as a component of other income.

Note 5.                                  Contingencies

There are various legal proceedings involving the Company and its subsidiaries.  Except as noted below, management considers that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or operations of the Company.

The Company is currently in negotiations with the United States Environmental Protection Agency (USEPA), the Illinois Attorney General’s Office and the Illinois Environmental Protection Agency (IEPA) to settle enforcement proceedings related to emissions at the Pekin, Illinois location.  The IEPA has requested a $1.1 million penalty to resolve its complaint and the USEPA has proposed a federal penalty of $172,000.  The Company has made an offer to settle which includes a cash payment and the installation of certain additional equipment at the plant, but regards the IEPA penalty request as unwarranted under the circumstances and has rejected it.  As of September 30, 2004, the Company had accrued $300,000, which is included in other accrued liabilities, with respect to these matters.  The amount of the ultimate settlement could differ materially in the near future.

Note 6.                                  Operating Segments

The Company is a fully integrated producer of ingredients and distillery products.  Products included within the ingredients segment consist of starches, including commodity wheat starch and  specialty wheat  starch, proteins, including commodity wheat gluten and specialty wheat proteins, and mill feeds.  Distillery products consist of food grade alcohol, including beverage alcohol and industrial alcohol, fuel alcohol, commonly known as ethanol, and distillers grain and carbon dioxide, which are by-products of the Company’s distillery operations.

The operating profit for each segment is based on net sales less identifiable operating expenses.  Interest expense, investment income and other general miscellaneous expenses have been excluded from segment operations and classified as Corporate.  Receivables, inventories and equipment have been identified with the segments to which they relate.  All other assets are considered as Corporate.

	Three Months Ended September 30
	2004	2003
Sales to customer
Ingredients	$22,754	$21,917
Distillery products	46,124	35,137
	$68,878	$57,054

Depreciation
Ingredients	$1,565	$1,461
Distillery products	2,179	2,037
Corporate	149	177
	$3,893	$3,675

Income before income taxes
Ingredients	$(115)	$2,571
Distillery products	874	1,905
Corporate	(278)	(395)
	$481	$4,081

	September 30, 2004	June 30, 2004
Identifiable assets
Ingredients	$85,896	$86,965
Distillery products	83,579	79,624
Corporate	23,169	20,448

Note 7.                                  Pension and Post Retirement Benefit Obligations

In December 2003, the Financial Accounting Standards Board published a revision to Statement of Financial Accounting Standards No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS 132R).  The revisions require the Company to disclose in its interim financial statements the components of net periodic benefit cost recognized in the period along with the total employer contributions for the period and any changes in estimate of the total employer contributions expected to be paid for the fiscal year.

The components of the Net Periodic Benefit Cost for the three months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30
	2004	2003
Service cost	60	60
Interest cost	75	81
Prior service cost	(12)	(4)
(Gain) loss	(1)	—
Total postretirement benefit cost	122	137

The Company previously disclosed in its financial statements for the year ended June 30, 2004, amounts expected to be paid to plan participants.  There have been no revisions to these estimates and there have no changes in the estimate of total employer contributions expected to be made for the fiscal year ended June 30, 2005.

Total employer contributions for the three months ended September 30, 2004 amounted to $7,000.

On December 8, 2003, the Medicare Prescription Drug, Improvement Modernization Act of 2003 (the Act) was signed into law.  The Act introduces a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide benefits at least actuarially equivalent to Medicare Part D.

In accordance with FASB Staff Position 106-2, the Company has not reflected the effects of the Act on the measurements of plan benefit obligations and periodic benefit costs and accompanying notes.  Management believes that the provisions of the Act will not have any material effect on the Company’s consolidated financial statements.

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

Results of Operations

Critical Accounting Policies

Reference is made to the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies incorporated by reference to Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 for accounting policies which are considered by management to be critical to an understanding of the Company’s financial statements.

Segments and Segment Results

The Company is a fully integrated producer of certain ingredients and distillery products and has two reportable segments, an ingredients segment and a distillery products segment. Products included within the ingredients segment consist of starches, including commodity wheat starch and specialty wheat starch, and proteins, including commodity wheat gluten and specialty wheat proteins, and mill feeds. Distillery products consist of food grade alcohol, including beverage alcohol and industrial alcohol, fuel alcohol, commonly known as ethanol, and distillers feed and carbon dioxide, which are by-products of the Company’s distillery operations.  Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference to Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 for further information about the Company’s segments.

The following is a summary of revenues and pre-tax profits/(loss) allocated to each reportable operating segment for the three months ended September 30 in fiscal 2005 and fiscal 2004. (See Note 6 to Notes to Condensed Consolidated Financial Statements for additional information regarding the Company’s operating segments.)

	Three Months Ended September 30
(dollars in thousands)	2004	2003
Ingredients
Net sales	$22,754	$21,917
Pre-tax income (loss)	(115)	2,571

Distillery Products
Net sales	$46,124	$35,137
Pre-tax income	874	1,905

General.  Sales in both segments as well as operating and selling, general and administrative costs were higher than in the first quarter of fiscal 2004 (three months ended September 30, 2003).  However, ingredients sales were below the level reached in the fourth quarter of fiscal 2004 (three months ended June 30, 2004), principally due to reduced demand for Fibersym™ 70 resistant wheat starch for use in lower net carbohydrate and high fiber food products and, to a lesser extent, reduced demand for the Company’s Arise® line of wheat protein isolate and its Wheatex® line of textured wheat proteins.  Sales of Fibersym in the quarter ended September 30, 2004 were approximately 20% of sales experienced in the fourth quarter of fiscal 2004 and sales of Arise were approximately 54% of sales experienced in the fourth quarter.  The increase in ingredients sales over the first quarter of fiscal 2004 resulted mainly from sales of specialty ingredients to manufacturers of food products and pet products. The increase in food products was primarily attributable to strengthened sales of the Company’s Arise® line of wheat protein isolates, its  Wheatex® line of textured wheat proteins and its resistant starches.  In the non-food area, sales of the Company’s Polytriticum™ lines of grain-based resins, which are used principally in the manufacture of pet chews, also rose 12% compared to the prior year’s first quarter and 42% compared to the immediately preceding quarter ended June 30, 2004.

The increase in distillery products sales in the first quarter of fiscal 2005 resulted from strengthened unit sales and prices for both fuel grade and food grade alcohol, along with higher unit sales and prices for distillers feed, which is the principal by-product of the alcohol production process. In the prior year’s first quarter, production and sales of the Company’s distillery products were affected by the September, 2002 distillery explosion at the Atchison plant. By the end of fiscal 2004, production and unit sales of alcohol had returned to their pre-September, 2002 levels.

Business interruption insurance proceeds received by the Company as compensation for the effects of the September, 2002 distillery explosion amounted to approximately $9.6 million in fiscal 2004 and were allocated to the Company’s distillery products segment.  Of that amount, approximately $5.7 million was recognized in the first quarter of fiscal 2004.  No such proceeds were received by the Company in the first quarter of fiscal 2005 and none are anticipated for the remainder of the fiscal year.

Ingredients.  Total ingredient sales in the first quarter of fiscal 2005 increased by approximately $837,000, or nearly 4 percent, compared to the prior year’s first quarter. This was due to a $3.2 million, or 19 percent, increase in sales of specialty ingredients, consisting primarily of specialty wheat proteins and wheat starches. The greatest increase in sales of specialty ingredients occurred in sales to manufacturers of food and pet industry products. Meanwhile, in line with the Company’s strategy to place increased focus on specialty ingredients, sales of commodity ingredients were reduced by $2.3 million, or 46 percent. The decrease in commodity ingredients resulted from the Company’s decision to reduce vital wheat gluten sales and place increased emphasis on the production and marketing of specialty proteins. This decrease in gluten sales more than offset an increase in sales of commodity wheat starch compared to the prior year’s first quarter sales. Sales of mill feeds and other mill products decreased by $595,000, or 57 percent, as the result of isolated sales of flour to outside parties in the prior year’s first quarter which did not occur in the current year.

Distillery Products. Total sales of the Company’s distillery products rose by approximately $10.9 million, or 31 percent, compared to the first quarter of fiscal 2004. This increase was due to an $8.9 million, or 51 percent, increase in sales of fuel grade alcohol and a $4.1 million, or 106 percent, increase in sales of food grade alcohol for industrial applications. Sales of food grade alcohol for beverage applications rose by $150,000, or 3 percent, above beverage alcohol sales in the first quarter of fiscal 2004. Distillers feed sales increased by approximately $2.1 million, or 34 percent, over the prior year due to higher prices and increased alcohol production. There were no sales of unfinished alcohol in the current period, in contrast to $6.3 million in sales of unfinished alcohol during the first quarter of fiscal 2004 when production at the Atchison facility was affected by  the September 13, 2002 explosion.

In the first quarter of fiscal 2005, the Company recorded the receipt of approximately $363,000 pre-tax ($220,000 net of income taxes) under a program that was implemented by the U.S. Department of Agriculture in December, 2000 to provide cash incentives for ethanol producers who increase their grain usage over comparable quarters to raise fuel alcohol production. This compares with $1,920,000 pre-tax ($1,162,000 net of income taxes) received under the program during the prior year’s first quarter.  The program extends through September, 2006, with funding determined annually.  The Company’s eligibility to participate in the program is determined from quarter to quarter, and the Company expects that funds received under the program through the remaining three quarters of fiscal 2005 will be less than were received during the corresponding quarters of fiscal 2004.

Sales

Net sales in the first quarter of fiscal 2005 rose by approximately $11.8 million, or 21 percent, above net sales in the first quarter of fiscal 2004. This increase resulted from the $10.9 million increase in distillery products sales and the $837,000 increase in ingredients sales referred to above. The rise in distillery products sales resulted mainly from higher unit sales and higher selling prices for fuel grade alcohol, food grade alcohol for industrial applications and distillers feed, and higher selling prices for food grade beverage alcohol. The increase in ingredients sales was mainly due to higher unit sales of the Company’s Arise®, Wheatex® and Polytriticum™ lines of specialty wheat proteins and its Fibersym™ line of resistant starches.

Cost of Sales

The cost of sales in the first quarter of fiscal 2005 increased by approximately $8.4 million, or approximately 15 percent, above the cost of sales in the prior fiscal year’s first quarter. This principally was due to costs associated with increased sales of the Company’s products compared to a year ago, higher raw material costs for grain and higher energy costs.  The rise in grain costs was due to increased production needs as well as to higher average prices for grain compared to the first quarter of fiscal 2004. Although down from their fiscal 2004 fourth quarter levels, prices for wheat averaged approximately 15 percent higher and prices for corn averaged 13 percent higher in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004.  Prices for corn have continued to decline more substantially since the end of the current year’s first quarter, while wheat prices have remained essentially unchanged.  The increased energy costs primarily resulted from higher natural gas prices, which were up nearly 22 percent compared to the first quarter of fiscal 2004 and 5 percent compared to the fourth quarter of fiscal 2004.  Energy costs were also affected by higher energy usage due to increased production over the first quarter of fiscal 2004 when operations at the Atchison plant were affected by the September, 2002 distillery explosion.  To reduce its exposure to additional increases in natural gas prices caused by heightened demand in the winter months, the Company has contracted at fixed prices 80 percent of its anticipated gas supply requirements through February, 2005.

In connection with the purchase of raw materials, principally corn and wheat, for anticipated operating requirements, the Company enters into commodity contracts to reduce or hedge the risk of future grain price increases. During the first quarter of fiscal 2005, the Company hedged approximately 54 percent of corn processed compared to no corn hedged in the first quarter of fiscal 2004. Of the wheat processed by the Company in the first quarter of fiscal 2005, no wheat was hedged compared to 43 percent hedged in the prior fiscal year’s first quarter. The Company also uses gasoline futures to hedge fuel alcohol sales made under contracts with price terms based on gasoline futures. In the first quarter of fiscal 2005, raw material costs included a net hedging loss of $515,000 compared to a net hedging loss of $84,000 in the first quarter of fiscal 2004.

Selling, General and Administrative Costs

Selling, general and administrative expenses in the first quarter of fiscal 2005 were approximately $1.2 million, or 32 percent, higher than selling, general and administrative expenses in the first quarter of fiscal 2004. The increase was mainly due to increased costs associated with incentives, salaries and benefits, research and development, professional and consultant fees and various factors related to increased marketing and sales activities.

Other Operating Income

The decrease in other operating income in the first quarter of fiscal 2005 was principally due to the recognition of approximately $5.7 million less in business interruption insurance proceeds compared to the first quarter of fiscal 2004.

Taxes and Inflation

The consolidated effective income tax rate is consistent for all periods. The general effects of inflation were minimal.

Net Income

As the result of the foregoing factors, the Company experienced net income of $291,000 in the first quarter of fiscal 2005 compared to net income of $2,470,000 in the first quarter of fiscal 2004.

Liquidity and Capital Resources

The following table is presented as a measure of the Company’s liquidity and financial condition:

	September 30, 2004	June 30, 2004
	(Dollars in Thousands)

Cash and cash equivalents	$4,771	$6,488
Working capital	42,277	39,811
Amounts available under lines of credit	11,500	12,500
Notes payable and long-term debt	29,203	15,762
Stockholders’ equity	116,317	118,209

Cash Flow.  Cash flow from operations decreased by approximately $17 million during the first three months of fiscal 2005 compared to the first three months of fiscal 2004. This decrease resulted from a combination of factors.  The Company experienced an increase in total inventories of approximately $6.7 million in the first three months of fiscal 2005 compared to $2.8 million in the first three months of fiscal 2004.  The increase in inventories was principally due to increased grain inventories and commitments of approximately $2.7 million and increased ingredients inventory of approximately $2.4 million.  The higher grain inventories consisted of wheat for producing higher levels of specialty proteins and starches than actually occurred during the first quarter, combined with commitments for corn to help satisfy future alcohol production needs.  The increase in ingredients inventory resulted mainly from a build-up of commodity wheat protein for use in processing into specialty proteins, sales of which were less than anticipated in the quarter.  Accounts payable and accrued expenses decreased by approximately $6 million for the first three months of fiscal 2005 compared to a $1.5 million increase in the first three months of fiscal 2004.  This decrease in the current year’s first quarter was mainly attributable to payments of $3.5 million in incentive plans and retirement plans during the quarter and approximately $2.0 million for reduction in accounts payable.  The Company invested approximately $5.6 million in property and equipment and had net cash provided from financing activities of $13.9 million.

Capital Expenditures.  During the thirteen weeks ended September 30, 2004, the Company made $4.2 million in capital expenditures, including an extrusion and packaging system expansion in Kansas City and a feed dryer in Atchison. As of September 30, 2004, the Company’s Board of Directors had approved $21.6 million in expenditures with respect to improvements and replacements of existing equipment, of which $14.5 million are expected to be made over the course of the next twelve months.  As of September 30, 2004 the Company has contracts to acquire capital assets of approximately $7.3 million.  The amounts approved do not include approximately $1.2 million additional that may be required to be expended in connection with environmental proceedings to which the Company is a party (see Item 3.  Legal Proceedings of the Company’s Annual Report of Form 10-K for the fiscal year ended June 30, 2004). The Company anticipates that it may require additional external financing for some of the capital expenditures, but has not determined the amount, type or source of such financing.

Stock Sales and Purchases.  During the thirteen weeks ended September 30, 2004, the company’s employees exercised options on 72,200 shares of common stock and the Company received proceeds of approximately $428,000.  As of September 30, 2004, the Board has authorized the purchase of approximately 1,614,000 shares of the Company’s common stock.  No purchases were made under this authorization during the quarter.

Contractual Obligations.  During the thirteen weeks ended September 30, 2004, the Company incurred additional indebtedness to acquire capital equipment and for working capital purposes.  As of September 30, 2004, the amount of notes payable and long term debt was $29.2 million compared to $15.7 million at June 30, 2004.

On September 17, 2004, the Company amended its primary line of credit agreement to increase the maximum amount available thereunder from $10 million to $15 million;  As of September 30, 2004, there was $6 million borrowed under the line.  The current expiration date of this line of credit is November 30, 2004. The Company intends to seek renewal of the line of credit.

On September 24, 2004 the Company borrowed $9,794,500 from GE Capital Public Finance, Inc. The Company’s obligations are evidenced by a promissory note, bear interest at 5.26% per annum and are payable in 83 consecutive monthly payments of $183,777 and an 84th payment equal to the unpaid principal and interest, commencing November 1, 2004. The note may be prepaid at any time in its entirety subject to the payment of a prepayment premium equal to 3% of the original principal amount if the note is prepaid prior to the first anniversary, declining to 1% if paid prior to the third anniversary and 0% thereafter.  The note is secured by specified equipment located or to be located at the Company’s KCIT facility in Kansas City, Kansas. The Company has agreed to secure the note on or before March 31, 2005 by all the equipment at the KCIT facility.  Under the security agreement, the Company has agreed to indemnify the secured party against any claim arising in connection with the collateral.

Financial Covenants.  In connection with the Company’s loan and capital lease agreements, it is required, among other covenants to maintain certain financial ratios, including a current ratio (current assets to current liabilities) of 1.5 to 1, minimum consolidated tangible net worth  (stockholders’ equity less intangible assets) equal to the greater of (i) $86 million or (ii) the sum of $86 million plus 50% of consolidated net income since September 30, 2001, debt to tangible net worth not to exceed 2.5 to 1, and a fixed charge ratio  (generally, the ratio of (x) the sum of (a) net income [adjusted to exclude gains or losses from the sale or other disposition of capital assets and other matters] plus (b) provision for taxes plus (c) fixed charges, to (y) fixed charges) for the period of the four consecutive fiscal quarters ended as of the measurement date of 1.5 to 1. In addition, the Company may not permit consolidated funded debt (generally, asset acquisition related debt plus capitalized lease obligations) to exceed 60% to total capitalization.

As of September 30, 2004, the Company believes it was in compliance with the financial and other covenants in its loan, capital lease and line-of-credit agreements, except that as of that date the Company was in technical default under its Note Agreement dated as of August 1, 1993 respecting its 6.68% Senior Notes due August 1, 2008 and its principal line of credit agreement because the scope of the security interest granted to GE Capital in connection with the loan incurred on September 24 was too broad. Subsequent to September 30, the security agreement with GE Capital was amended to correct this defect. The Company agreed to provide GE Capital with additional collateral by March 31, 2005 and will need to obtain waivers from one or more of its other lenders in order to do so.  If the Company does not obtain such waivers, it will need to refinance either its note to GE Capital or the obligations to one or more of its other lenders.

Lines of Credit.  The Company’s line of credit for $15 million available for general corporate purposes, extends through November 2004. A smaller line of credit for $2.5 million expired on October 31, 2004 and was also available for general corporate purposes. The smaller line of credit was not renewed.

Working Capital.  Working capital has increased approximately $2.5 million from June 30, 2004 to September 30, 2004. This is primarily due to the increase in inventories and decrease in accounts payable and accrued expenses at September 30, 2004 compared to June 30, 2004.

Item 3.                                   Quantitative And Qualitative Disclosures About Market Risk

The Company produces its products from wheat, corn and milo and, as such, is sensitive to changes in commodity prices.  Grain futures and/or options are used as a hedge to protect against fluctuations in the market.  The information regarding inventories and futures contracts at June 30, 2004, as presented in the annual report, is not significantly different from September 30, 2004.

Item 4.                                   Controls and Procedures.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Reference is made to Item 3. Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004 for information regarding certain legal proceedings to which the Company or its Illinois subsidiary are subject.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

As shown in the following table, the Company did not repurchase any shares of stock during the three months ended September 30, 2004.

Period	Total Number Of Shares) or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units(that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2004	0	—
August 1 – August 31, 2004	0
September 1 – September 30, 2004	0			1,613,716	(a)

(a)                                  On various dates,  the Board of directors authorized the purchase of an aggregate of 6,000,000 shares of Common Stock of which 4,386,284 shares had been purchased as of September 30, 2004.  This program was first announced on June 5, 1997.  During the three months ended September 30,2004, no shares were purchased under the program.  The program has no expiration date.

Item 3.  Defaults upon Senior Securities.

Reference is made to Part I, Item 2 of this report, Liquidity and Financial Resources – Financial Covenants, the second paragraph of which is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)                                  The annual meeting of stockholders of the Company was held on October 14, 2004.

(b)                                 At the annual meeting, the following persons where elected to the Board of Directors:

John R. Speirs was elected to the office of Group A Director for a term expiring in 2007 with 14,071,670 common share votes for his election and 466,791 votes withheld;

Cloud L. Cray, Jr. was elected to the office of Group B Director for a term expiring in 2007 with 405 preferred share votes for his election and zero votes withheld; and

John E. Byom was elected to the office of Group B Director for a term expiring in 2007 with 405 preferred share votes for his election and no votes withheld.

In addition, the terms of Michael R. Haverty, Linda E. Miller and Daryl R. Schaller, Ph.D.  as Group A Directors continued after the annual meeting and the terms of Michael Braude,  Randall M. Schrick and Laidacker M. Seaberg as Group B Directors continued after the annual meeting.

(c)  At the annual meeting, the following other actions were taken by stockholders:

The stockholders approved an amendment to the Company’s Amended and Restated Articles of Incorporation increasing the number of authorized common shares from 20,000,000 to 40,000,000, with 14,071,670 common share votes and 405 preferred share votes in favor, 451,608 common share votes and zero preferred share votes opposed, and 298,725 common shares  and zero preferred shares abstaining.

The stockholders approved the Company’s Stock Incentive Plan of 2004, with 9,048,908 common share votes and 405 preferred share votes in favor, 1,189,980 common share votes and zero preferred share votes opposed, 690,015 common shares  and zero preferred shares abstaining and 3,901,333 common share and zero preferred share  broker non votes.

Item 5.  Other Information

Reference is made to Part I, Item 2 of this report, Liquidity and Financial Resources—Financial Covenants, the second paragraph of which is incorporated herein by reference. The defect in the security agreement referred to therein caused an automatic acceleration of obligations under the line of credit. At September 30, there was $6 million outstanding under the line of credit and $9,089,000 of Senior Notes due 2008 outstanding. However, as indicated in Item 2, the security agreement has been amended to correct the defect. The Company has discussed the matter with its line of credit bank and believes the bank will not take action on this matter. The Company is in the process of seeking renewal of its line of credit from its line of credit bank.

Item 6.                                                           Exhibits

*3.1	Amended and Restated Articles of Incorporation

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1989 (File Number 0-17196)

*4.1	Line of Credit Loan Agreement dated as of November 25th, 2003

*4.2	First Amendment to Line of Credit Agreement and related First Amended and Restated Line of Credit Note

* 4.3	Promissory Note dated September 24, 2004 and related Security Agreement dated as of September 24, 2004, as amended.

10	Stock Incentive Plan of 2004 (incorporated by reference to Exhibit 4.2 of Registrant’s Form S-8 Registration Statement filed October 20, 2004 (File Number 333-119860)

*15.1	Letter from independent public accountants pursuant to paragraph (d) of Rule 10-01 of Regulation S-X (incorporated by reference to Independent Accountants’ Review Report at page 1 hereof).

*15.2	Letter from independent public accountants concerning the use of its Review Report in the Company’s Registration Statement Nos. 333-51849 and 333-119860

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date: November 9, 2004	By	/s/ Ladd M. Seaberg
Ladd M. Seaberg, President
and Chief Executive Officer

Date: November 9, 2004	By	/s/ Brian T. Cahill
BrianT. Cahill, Vice President
and Chief Financial Officer