Form 10-Q
period 2004-12-31
MGP INGREDIENTS INC
filed 2005-02-09
CIK 835011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004.

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

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes ☐ No

                Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     ☒Yes ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value

15,908,830 shares outstanding

as of December 31, 2004

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors

   and Stockholders

MGP Ingredients, Inc.

Atchison, Kansas

We have reviewed the accompanying condensed consolidated balance sheet of MGP Ingredients, Inc. as of December 31, 2004, and the related condensed consolidated statements of income for the three-month and six-month periods ended December 31, 2004 and 2003, and cash flows for the six-month periods ended December 31, 2004 and 2003.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of June 30, 2004 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated July 30, 2004, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BKD, LLP

Kansas City, Missouri
January 25, 2005

MGP Ingredients, Inc.

Condensed Consolidated Balance Sheets (In Thousands)

Assets	December31, 2004	June 30, 2004
	(Unaudited)
Current Assets
Cash and cash equivalents	$8,283	$6,488
Receivables, net of allowance of $297 at December 3l, 2004 and $252 at June 30, 2004	25,360	34,243
Inventories	41,674	32,775
Prepaid expenses	2,384	828
Deferred income taxes	2,090	2,090
Total current assets	79,791	76,424

Property and Equipment, at cost	303,627	296,377
Less accumulated depreciation	193,869	187,280
Total property and equipment, net	109,758	109,097

Other
Insurance receivable	—	1,425
Other assets	91	91
Total other assets	91	1,516

Total assets	$189,640	$187,037

See Accompanying Notes to Condensed Consolidated Financial Statements and Independent Accountants’ Review Report.

Condensed Consolidated Balance Sheets (In Thousands)

Liabilities and Stockholders' Equity	December 31, 2004	June 30, 2004
	(Unaudited)
Current Liabilities
Current maturities of long-term debt	$4,674	$3,201
Accounts payable	8,697	10,576
Accrued expenses	3,818	7,815
Deferred income	l5,299	12,598
Income taxes payable	3,499	2,423
Total current liabilities	35,987	36,613

Long-term Debt	18,006	12,561

Post-Retirement Benefits	6,123	5,977

Deferred Income Taxes	11,877	13,677

Stockholders' Equity
Capital stock
Preferred, 5% cumulative, $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common, no par; authorized 20,000,000 shares; issued 19,530,344 shares	6,715	6,715
Additional paid-in capital	5,243	5,005
Retained earnings	122,395	123,181
Accumulated other comprehensive loss -
Cash flow hedges	(598)	(251)
	133,759	134,654

Treasury stock, at cost
Common
December 31, 2004 - 3,547,914 shares
June 30, 2004 - 3,621,514 shares	(16,112)	(16,445)
	117,647	118,209

Total liabilities and stockholders' equity	$189,640	$187,037

See Accompanying Notes to Condensed Consolidated Financial Statements and Independent Accountants' Review Report.

Condensed Consolidated Statements Of Income (In Thousands)
Three And Six Months Ended December 31, 2004 And 2003
(Unaudited)

	Three Months		Six Months
	2004	2003	2004	2003
Net sales	$61,164	$59,409	$130,042	$116,463
Cost of sales	54,392	54,289	118,196	109,656
Gross profit	6,772	5,120	11,846	6,807

Selling, general and administrative	4,508	5,078	9,390	8,776
	2,264	42	2,456	(1,969)

Other operating income	140	3,384	426	9,474
Operating income	2,404	3,426	2,882	7,505

Other income (expense)	56	(140)	365	141
Interest expense	(384)	(263)	(690)	(542)

Income before income taxes	2,076	3,023	2,557	7,104

Provision for income taxes	722	1,189	912	2,800
Net income	1,354	1,834	1,645	4,304

Other comprehensive loss	(34)	(93)	(347)	(123)
Comprehensive income (loss)	$1,320	$1,741	$1,298	$4,181

Basic earnings per common share	0.08	0.12	0.10	0.28

Diluted earnings per common share	0.08	0.12	0.09	0.28

Dividends per common share	—	—	0.15	0.075

See Accompanying Notes to Condensed Consolidated Financial Statements And Independent Accountants' Review Report.

Condensed Consolidated Statements Of Cash Flows (In Thousands)
Six Months Ended December 31, 2004 And 2003
(Unaudited)

	2004	2003
Operating Activities
Net income	$1,645	$4,304
Items not requiring cash
Depreciation	7,788	7,354
Gain on sale/conversion of property and equipment	(783)	—
Deferred income taxes	(1,800)	—
Changes in:
Accounts receivable	8,883	(1,651)
Inventories	(9,246)	(2,841)
Insurance receivable	1,425	(3,758)
Accounts payable and accrued expenses	(4,851)	15
Deferred income	2,701	(861)
Income taxes receivable	1,076	2,193
Other	(1,410)	(360)
Net cash provided by operating activities	5,428	4,395

Investing Activities
Additions to property and equipment	(9,566)	(13,602)
Proceeds from sale/conversion of property and equipment	875
Net cash used in investing activities	(8,691)	(13,602)

Financing Activities
Purchase of treasury stock		(109)
Sales of treasury stock	571	51
Proceeds from issuance of long-term debt	9,990	—
Payments on long-term debt	(3,072)	(2,738)
Dividends paid	(2,431)	(1,148)
Net cash used in financing activities	5,058	(3,944)

Increase (Decrease) in Cash and Cash Equivalents	1,795	(13,151)
Cash and Cash Equivalents, Beginning of Period	6,488	17,539
Cash and Cash Equivalents, End of Period	$8,283	$4,388

See Accompanying Notes to Condensed Consolidated Financial Statements and Independent Accountants' Review Report.

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

The Company has a stock option plan, which it accounts for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income for stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to all of the stock-based employee compensation under those plans.

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
	(in thousands except per share amounts)
Net income, as reported	$1,354	$1,834	$1,645	$4,304
Plus: Stock-based employee compensation included in net income	66	120	132	120
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(156)	(246)	(312)	(389)
Pro forma net income	$1,264	$1,708	$1,465	$4,035

Earnings per share
Basic - as reported	0.08	0.12	0.10	0.28
Basic - pro forma	0.08	0.11	0.09	0.26
Diluted - as reported	0.08	0.12	0.10	0.28
Diluted - pro forma	0.08	0.11	0.09	0.26

Weighted average shares:
Basic	15,982,031	15,318,048	15,957,472	15,325,118
Diluted	16,452,782	15,558,206	16,586,519	15,505,618

The December 31, 2003 earnings per share data presented has been adjusted to reflect the Company’s 2-for-1 stock split that went into effect following the close of business on June 30, 2004.

Note 3.                                  Long Term Debt

Secured promissory note:  On September 24, 2004 the Company borrowed $9,794,500 from GE Capital Public Finance, Inc.  The Company’s obligations are evidenced by a promissory note, bear interest at 5.26% per annum and are payable in 83 consecutive monthly payments of $183,777 and an 84th payment equal to the unpaid principal and interest, commencing November 1, 2004.  The Company also entered a security agreement to secure the note.  The security agreement grants a security interest in specified equipment located or to be located at the Company’s KCIT facility in Kansas City, Kansas.

Line of credit:  On November 30, 2004 the Company amended its line of credit to increase the borrowings permitted thereunder from $15 million to $20 million.  As of December 31, 2004, there were no borrowings outstanding under the Company’s line of credit.    Borrowings under $500,000 bear interest at the prime rate.  Interest on borrowings in excess of $500,000 is payable monthly at a rate equal to the greater of Commerce Bank’s prime rate less 1%, or the Federal Funds Rate plus 1.5%.  In addition, the Company pays a commitment fee equal to 0.25% per annum on the unused portion of the commitment.  Principal is due upon the occurrence of an event of default or expiration of the line of credit, currently November 30, 2005.

The Line of Credit Agreement requires the Company to maintain certain financial ratios, including a minimum current ratio, minimum consolidated tangible net worth, debt to tangible net worth not to exceed certain limits and a minimum fixed charge coverage ratio.  In addition, the Company may not permit consolidated funded debt (generally, asset acquisition related debt plus capitalized lease obligations) to exceed certain limits.  Except as noted in the next sentence, other covenants generally are the same as those in Section 5 of the Note Agreement dated as of August 1, 1993 with the Principal Mutual Life Insurance Company and filed as Exhibit 4.1 to the Company’s Report on Form 10-Q for the quarter ended September 30, 1993, and include covenants which impose limitations on the amount of current debt, liens, restricted payments, investments, mergers and acquisitions, guaranties and transactions with affiliates. The Line of Credit Agreement permits the Company to grant GE Capital Public Finance, Inc. a security interest in equipment located at the Company’s Kansas City, Kansas facility to secure the Company’s obligations to that entity referred to above under “Secured promissory note”.

Note 4.                                  Insurance Recoveries

On September 13, 2002, the Company’s Atchison, Kansas distillery was shut down as the result of an explosion at the distillery.  As a result, business interruption insurance proceeds of $5.7 million were recorded as other operating income for the three months ended September 30, 2003.  Insurance proceeds of $8.7 million were recorded as other operating income for the six months ended December 31, 2003. The company received the remaining $1.4 million of the proceeds during the six months ended December 31, 2004.

During the six months ended December 31, 2004, the Company’s Pekin, Illinois barge operation was damaged by an outside party.  Net insurance proceeds resulted in a $703,000 gain recognized during the six months ended December 31, 2004, and is included as a component of other income.

Note 5.                                  Contingencies

There are various legal proceedings involving the Company and its subsidiaries.  Except as noted below, management considers that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or operations of the Company.

The Company is currently in negotiations with the United States Environmental Protection Agency (USEPA), the Illinois Attorney General’s Office and the Illinois Environmental Protection Agency (IEPA) to settle enforcement proceedings related to emissions at the Pekin, Illinois location.  The IEPA has requested a $650,000 penalty to resolve its complaint and the USEPA has proposed a federal penalty of $172,000.  The Company has made an offer to settle which includes a cash payment and the installation of certain additional equipment at the plant, but regards the IEPA penalty request as unwarranted under the circumstances and has rejected it.  As of December 31, 2004, the Company had accrued $300,000, which is included in other accrued liabilities, with respect to these matters.  The amount of the ultimate settlement could differ materially in the near future.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
		(In thousands)
Sales to customers
Ingredients	$18,860	$19,630	$41,614	$41,547
Distillery products	42,304	39,779	88,428	74,916
	61,164	59,409	130,042	116,463
Depreciation
Ingredients	1,558	1,483	3,123	2,944
Distillery products	2,176	2,030	4,358	4,067
Corporate	158	167	307	343
	$3,892	$3,680	$7,788	7,354
Income before income taxes
Ingredients	(1,684)	2,075	(1,800)	4,646
Distillery products	4,301	1,400	5,175	3,305
Corporate	(541)	(452)	(818)	(847)
	$2,076	$3,023	$2,557	$7,104

	December 31, 2004	June 30, 2004
Identifiable assets
Ingredients	$81,215	$86,965
Distillery products	83,695	79,624
Corporate	24,730	20,448
	$189,640	$187,037

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

The components of the Net Periodic Benefit Cost for the three months and six months ended December 31 are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Service cost	$60	$60	$120	$120
Interest cost	75	81	150	162
Prior service cost	(12)	(4)	(24)	(8)
(Gain) loss	(1)	—	(2)	—
Total post-retirement benefit cost	$122	$137	$244	$274

The Company previously disclosed in its financial statements for the year ended June 30, 2004, amounts expected to be paid to plan participants.  There have been no revisions to these estimates and there have no changes in the estimate of total employer contributions expected to be made for the fiscal year ended June 30, 2005.

Total employer contributions for the three months ended December 31, 2004 amounted to $7,000.

On December 8, 2003, the Medicare Prescription Drug, Improvement Modernization Act of 2003 (the Act) was signed into law.  The Act introduces a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide benefits at least actuarially equivalent to Medicare Part D. The Company has been unable to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act.  Accordingly, the net periodic post-retirement benefit costs above do not reflect any amount associated with the subsidy.

Note 8.        New  Accounting Pronouncements.

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment.  The Statement generally provides that the cost of Share-Based Payments be recognized over the service period based on the fair value of the option or other instruments at the date of grant.  The grant date fair value should be estimated using an option-pricing model adjusted for the unique characteristics of the options or other instruments granted.  The Company must use the Black-Scholes option pricing model for outstanding options.  With respect to future grants, the Company may elect to use the Black-Scholes option pricing model or may elect to determine the grant date fair value using an alternative method.  This Statement will be effective for the Company beginning July 1, 2005.  Note 2 above discloses the effect on net income and earnings per share using the grant date fair value of outstanding stock options based on the Black-Scholes option-pricing model.

In November 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 151, Inventory Costs, and amendment of ARB No. 43, Chapter 4.  This Statement clarifies that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs should be classified as a current-period charge.  The Statement also requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities.  The Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company has not yet determined the impact that this new pronouncement will have on the Company’s consolidated financial statements.

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.  Statement No. 29 generally provides that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged subject to certain exceptions to the general rule.  This Statement amends Opinion No. 29 to eliminate the exception for exchanges involving similar productive assets with a general exception for exchanges that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This Statement is effective for nonmonetary asset exchanges in periods beginning after June 15, 2005.  The Company has not yet determined the impact that this new pronouncement will have on the Company’s consolidated financial statements.

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

Segments and Segment Results

The Company is a fully integrated producer of certain ingredients and distillery products and has two reportable segments, an ingredients segment and a distillery products segment. Products included within the ingredients segment consist of starches, including commodity wheat starch and specialty wheat starch, and proteins, including commodity wheat gluten, specialty wheat proteins, and mill feeds. Distillery products consist of food grade alcohol, including beverage alcohol and industrial alcohol, fuel alcohol, commonly known as ethanol, and distillers feed and carbon dioxide, which are by-products of the Company’s distillery operations.  Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations

incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 for further information about the Company’s segments.

The following is a summary of revenues and pre-tax profits/(loss) allocated to each reportable operating segment for the three months and six months ended December 31 in fiscal 2005 and fiscal 2004.  (See Note 6 to Notes to Condensed Consolidated Financial Statements for additional information regarding the Company’s operating segments.)

	Three Months Ended December 31		Six Months Ended December 31
(dollars in thousands)	2004	2003	2004	2003

Ingredients
Net sales	$18,860	$19,630	$41,614	$41,547
Pre-tax income (loss)	(1,684)	2,075	(1,800)	4,646

Distillery Products
Net sales	$42,304	$39,779	$88,428	$74,916
Pre-tax income	4,301	1,400	5,175	3,305

General

While sales in the distillery segment were higher in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004, sales in the ingredients segment declined due principally to lower sales of commodity ingredients, which primarily consist of vital wheat gluten and commodity wheat starches.  Sales of specialty ingredients, meanwhile, improved compared to the second quarter a year ago.

The increase in distillery products sales in the second quarter resulted from strengthened prices for both fuel grade and food grade alcohol as well as higher unit sales in the food grade area.  Sales of distillers feed, the principal by-product of the alcohol production process, declined compared to a year ago due to lower selling prices.   In the prior year’s second quarter, production and sales of the Company’s distillery products were still affected by the September, 2002 distillery explosion at the Atchison plant. By the end of fiscal 2004, production and unit sales of alcohol had returned to their pre-September, 2002 levels.

The reduction in sales of commodity ingredients was in line with the Company’s strategy to place increased emphasis on the production and marketing of specialty ingredients, principally specialty wheat proteins and starches.  The improvement in sales of specialty ingredients in the second quarter resulted mainly from strengthened unit sales of the Company’s Polytriticum® line of protein- and starch-based resins, which are produced for use in pet chews and related products.  However, Polytriticum® sales declined from the first quarter of the current year due to seasonal promotional activities at the customer level.  Sales of the Company’s specialty starches also increased due largely to higher unit sales of its Fibersym™ line of resistant starches, which was introduced to the marketplace in the first quarter of fiscal 2004 and is sold for use in fiber-enhanced, reduced calorie and lower net carbohydrate food applications.  Meanwhile, the Company experienced a substantial decline is sales of its Arise® line of specialty wheat protein isolates and, to a lesser extent, a reduction in sales of its the Wheatex® line of textured wheat proteins which primarily is sold for use in meat analog and meat extension formulations, but also has applications in various grain-based food products.  The decrease in sales of the Arise® and Wheatex® ingredients resulted primarily from a decline in demand for low-carbohydrate foods.  Due to this situation, the Company may face a partial or complete write-down of inventories that it built in anticipation of sustained strong demand for low-carbohydrate products.

As previously disclosed, the Company has been named as a defendant with Cargill, Incorporated in a lawsuit alleging patent infringement.  See Part II, Item 1.,  Legal Proceedings.  We are reviewing this matter with counsel and Cargill.  To date, none of the product alleged to infringe has been sold.

Business interruption insurance proceeds received by the Company as compensation for the effects of the September, 2002 distillery explosion amounted to approximately $9.6 million in fiscal 2004 and were allocated to the Company’s distillery products segment.  Of that amount, approximately $5.7 million was recognized in the first quarter of fiscal 2004 and $3.0 million in the second quarter of fiscal 2004.  No such proceeds were received by the Company in the first or second quarters of fiscal 2005 and none are anticipated for the remainder of the fiscal year.

Ingredients. Total ingredient sales in the second quarter of fiscal 2005 decreased by approximately $770,000, or 4 percent, compared to the prior year’s second quarter. This was due to a $1.3 million, or 32 percent, decline in sales of commodity ingredients, which more than offset a $575,000, or 4 percent, increase in sales of specialty ingredients consisting primarily of specialty wheat proteins and wheat starches. The decrease in commodity ingredients resulted from the Company’s decision to reduce vital wheat gluten and commodity starch sales and place increased emphasis on the production and marketing of specialty ingredients. Sales of mill feeds and other mill products decreased by approximately $417,000, or 62  percent, primarily as the result of a reduction in sales of bran to outside parties. The greatest increases in sales of specialty ingredients occurred in sales of the Company’s protein- and starch-based resins to manufacturers of pet industry products and in sales of specialty starches to manufacturers of food products.  These increases offset lower sales of specialty proteins primarily sold for use in food applications.

Distillery Products. Total sales of the Company’s distillery products in the second quarter of fiscal 2005 rose by approximately $2.5 million, or 6 percent, compared to the second quarter of fiscal 2004. This increase was due to a $3.5 million, or 47 percent, increase in sales of food grade alcohol and a $3.1 million, or 14 percent, increase in sales of fuel grade alcohol. In the food grade area, sales of alcohol for industrial applications rose by $2.8 million, or 65 percent, while sales of alcohol for beverage applications rose by approximately $739,000, or 23 percent compared to the prior year’s second quarter. Distillers feed sales decreased by approximately $1,279,000, or 17 percent, compared to the prior year’s second quarter due to lower unit sales and selling prices.  There were no sales of unfinished alcohol in the current year’s second quarter, in contrast to $2.8 million in sales of unfinished alcohol during the second quarter of fiscal 2004 when production at the Atchison facility was affected by the September 13, 2002 distillery explosion.

In the second quarter of fiscal 2004, the Company recorded a payment of approximately $651,000 pre-tax ($394,000 net of income taxes) under a program that was implemented by the U.S. Department of Agriculture in December, 2000 to provide cash incentives for ethanol producers who increase their grain usage over comparable quarters to raise fuel alcohol production.  No such payment from this program was recorded by the Company in the second quarter of fiscal 2005.  The program extends through September, 2006, with funding determined annually.  The Company’s eligibility to participate in the program is determined from quarter to quarter, and the Company expects that funds received under the program through the remaining two quarters of fiscal 2005 will be less than were received during the corresponding quarters of fiscal 2004.

Sales

Net sales in the second quarter of fiscal 2005 rose by approximately $1.8 million, or nearly 3 percent, above net sales in the second quarter of fiscal 2004. This increase resulted from the $2.5 million increase in distillery products sales, which was partially offset by the decline in sales of ingredients. The rise in distillery products sales resulted mainly from higher selling prices for both food grade and fuel grade alcohol and higher unit sales of food grade alcohol.  The decrease in ingredients sales was mainly due to reduced unit sales of commodity ingredients and lower unit sales of specialty proteins related to low-carbohydrate food applications.  Sales of specialty starches, however, were higher than in the same period the prior year as the result of higher unit sales and slightly higher prices.  Sales of the Company’s Polytriticum® resins for use in pet industry product applications also increased due to higher unit sales.

Net sales in the first six months of fiscal 2005 were approximately $13.5 million, or 12 percent, higher than net sales in the first six months of fiscal 2004.  This improvement was principally due to a $13.7 million, or 18 percent, increase in sales of distillery products and a $3.8 million, or 12 percent, increase in sales of specialty ingredients.  These increases offset an approximately $3.7 million, or 39 percent decrease in sales of commodity ingredients.

Cost of Sales

The cost of sales in the second quarter of fiscal 2005 increased by approximately $100,000 over the cost of sales in the prior year’s second quarter, primarily due to higher energy costs.  The increased energy costs primarily resulted from higher natural gas prices, which were up approximately 23 percent compared to the second quarter of fiscal 2004.  Energy costs were also affected by higher energy usage due to increased production over the second quarter of fiscal 2004 when operations at the Atchison plant were affected by the September, 2002 distillery explosion.  Prices for wheat averaged approximately 2 percent higher, while prices for corn averaged 12 percent lower in the second quarter of fiscal 2004.

The cost of sales for the first six months of fiscal 2005 rose by approximately $8.5 million, or nearly 8 percent, over cost of sales for the first six months of fiscal 2004 due mainly to higher sales, higher wheat prices and higher energy costs during the first quarter. Wheat prices averaged 8 percent higher and corn prices were essentially even with those experienced in the first half of fiscal 2004. The increased energy costs primarily resulted from higher natural gas prices, which were up approximately 22 percent compared to the first six months of fiscal 2004.  Energy costs were also affected by higher energy usage due to increased production over the first half of fiscal 2004 when operations at the Atchison plant were affected by the September, 2002 distillery explosion.  To reduce its exposure to additional increases in natural gas prices caused by heightened demand in the winter months, the Company has contracted 82 percent of its anticipated gas supply requirements through February, 2005.

In connection with the purchase of raw materials, principally corn and wheat, for anticipated operating requirements, the Company enters into commodity contracts to reduce or hedge the risk of future grain price increases. During the second quarter of fiscal 2005, the Company hedged approximately 58 percent of corn processed compared with 51 percent of corn hedged in the second quarter of fiscal 2004. Of the wheat processed by the Company in the second quarter of fiscal 2005, no wheat was hedged compared to 53 percent hedged in the prior fiscal year’s second quarter. The Company also uses gasoline futures to hedge fuel alcohol sales made under contracts with price terms based on gasoline futures. In the second quarter of fiscal 2005, raw material costs included a net hedging loss of approximately $1.7 million compared to a net hedging gain of $465,000 in the second quarter of fiscal 2004.

During the first six months of fiscal 2005, the Company hedged approximately 56 percent of corn processed compared to 26 percent in the first half of fiscal 2004.  Of the wheat processed by the Company in the first six months of fiscal 2005, none was hedged compared to 48 percent hedged in the first six months of fiscal 2004.  In the first half of fiscal 2005, cost of sales included a net hedging loss of $2,223,000 compared to a net hedging gain of $381,000 in the first half of the prior fiscal year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the second quarter of fiscal 2005 were approximately $570,000, or 11 percent, lower than selling, general and administrative expenses in the second quarter of fiscal 2004. The decrease was mainly due to reduced costs associated with incentives, which were partially offset by higher professional and consultant fees and investor relations costs and various factors related to increased marketing and sales activities.

In the first six months of fiscal 2005, the Company’s selling, general and administrative expenses increased by approximately $614,000, or 7 percent, above selling general and administrative expenses in the first six months of fiscal 2004.  This increase was mainly due to increased costs associated with research and development, professional and consultant fees and investor relations.  These increases were partially offset by a reduction in costs associated with incentives in the second quarter.

Other Operating Income

The decrease in other operating income in the second quarter of fiscal 2005 was principally due to the recognition of approximately $3 million less in business interruption insurance proceeds compared to the second quarter of fiscal 2004.

Taxes and Inflation

The consolidated effective income tax rate is consistent for all periods. The general effects of inflation were minimal.

Net Income

As the result of the foregoing factors, the Company experienced net income of $1,354,000 in the second quarter of fiscal 2005 compared to net income of $1,834,000 in the second quarter of fiscal 2004.  For the first six months of fiscal 2005, the Company had net income of $1,645,000 compared to net income of $4,304,000 in the first six months of fiscal 2004.

Liquidity and Capital Resources

The following table is presented as a measure of the Company’s liquidity and financial condition:

	December 31, 2004	June 30, 2004
	(Dollars in Thousands)

Cash and cash equivalents	$8,283	$6,488
Working capital	43,804	39,811
Amounts available under lines of credit	20,000	12,500
Notes payable and long-term debt	22,680	15,762
Stockholders’ equity	117,647	118,209

Cash Flow.     Cash flow from operations increased by $1.0 million during the first six months of fiscal 2005 compared to the first six months of fiscal 2004.  This increase resulted from a combination of factors.  The Company experienced an increase in total inventories of $9.2 million in the first six months of fiscal 2005 compared to a $2.8 million increase in the first six months of fiscal 2004.  The increase in inventories was principally due to an increase of $4.9 million in alcohol, an increase of $1.0 million in distillers dried grains and an increase of $3.2 million in ingredient inventories.  The increases in distillery inventories was due to increased production and reduced sales from the prior quarter.  The increase in ingredient inventory resulted mainly from a build up of commodity wheat gluten for use in processing into specialty proteins, sales of which were less than anticipated in the quarter.    Accounts receivable showed a decrease of $8.9 million in the first six months of fiscal 2005 versus an increase of $1.6 million during the first six months of fiscal 2004. The decrease for the current six months period results primarily from reduced sales in the current period versus the prior quarter and improved collections. Accounts payable and accrued expenses showed a decrease of $4.8 million during the first six months of fiscal 2005 compared to no change during the first six months of the prior fiscal year.  This was mainly attributable to $3.5 million in incentive plans and retirement plans and a reduction of $1.3 million in accounts payable.  The Company invested $9.6 million in property and equipment and had net cash provided from financing activities of $5.0 million.

Capital Expenditures.     During the thirteen weeks ended December 31, 2004, the Company made $3.6 million in capital expenditures, including an extrusion and packaging system in Kansas City and a feed dryer in Atchison. As of December 31, 2004, the Company’s Board of Directors had approved $22.2 million in expenditures with respect to improvements and replacements of existing equipment, of which $22.2 million are expected to be made over the course of the next twelve months.  As of December 31, 2004 the Company has contracts to acquire capital assets of approximately $15.3 million.  The amounts approved do not include additional expenditures that the Company may make in connection with environmental proceedings to which the Company is a party . The Company estimates such amounts may range from approximately $2 to $7 million depending on whether the Company elects to install a new dryer that incorporates required pollution control equipment. See Part II, Item 1, Legal Proceedings.  The Company anticipates that it may require additional external financing for some of the capital expenditures, but has not determined the amount, type or source of such financing.

Stock Sales and Purchases.  During the quarter ended December 31, 2004, the company’s employees exercised options on 1,400 shares of common stock and the Company received proceeds of approximately $7,550.  As of December 31, 2004, the Board has authorized the purchase of approximately 1,614,000 shares of the Company’s common stock.  No purchases were made under this authorization during the quarter.

Contractual Obligations.  As of December 31, 2004, the amount of notes payable and long term debt was $22.7 million compared to $15.7 million at June 30, 2004.

On November 30, 2004, the Company amended its primary line of credit agreement to increase the maximum amount available thereunder from $15 million to $20 million;  As of December 31, 2004, there was $0 million borrowed under the line.  The current expiration date of this line of credit is November 30, 2005.

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

The Company has agreed to secure the note to GE Capital Public Finance, Inc. on or before March 31, 2005 by all the equipment at the KCIT facility. In order to do this, the Company will need to obtain a waiver from another of its lenders, The Principal Mutual Life Insurance Company.   If the Company does not obtain such waivers, it will need to refinance either its note to GE Capital or the obligations to the insurance company, which aggregated $18.6 million at December 31, 2004.   As an interim measure the Company might make a draw under its Line of Credit Agreement to pay one of these two obligations.

The Company previously disclosed a contractual obligation with Penford Corporation to purchase $6.2 million of product during fiscal 2005.  It also may be required to compensate Penford for unrecovered costs of acquiring and processing unrequired starch if it does not purchase forecasted amounts during calendar 2005.  Approximately $4.9 remains of the Company’s fiscal 2005 requirement and the Company is negotiating revised terms with Penford that would permit extended delivery of the product.

Financial Covenants.  In connection with the Company’s loan and capital lease agreements, it is required, among other covenants, to maintain certain financial ratios, including a current ratio (current assets to current liabilities) of 1.5 to 1, minimum consolidated tangible net worth  (stockholders’ equity less intangible assets) equal to the greater of (i) $86 million or (ii) the sum of $86 million plus 50% of consolidated net income since September 30, 2001, debt to tangible net worth not to exceed 2.5 to 1, and a fixed charge ratio  (generally, the ratio of (x) the sum of (a) net income [adjusted to exclude gains or losses from the sale or other disposition of capital assets and other matters] plus (b) provision for taxes plus (c) fixed charges, to (y) fixed charges) for the period of the four consecutive fiscal quarters ended as of the measurement date of 1.5 to 1. In addition, the Company may not permit consolidated funded debt (generally, asset acquisition related debt plus capitalized lease obligations) to exceed 60% of total capitalization.

As of December 31, 2004, the Company believes it was in compliance with the financial and other covenants in its loan, capital lease and line-of-credit agreements.

Lines of Credit.  The Company’s line of credit for $20 million available for general corporate purposes extends through November 2005.

Working Capital.    Working capital increased by $4.0 million between June 30, 2004 and December 31, 2004.  This increase was primarily due to increases in cash and inventories and a reduction of accounts receivable, accounts payable and accrued expenses.

New Accounting Pronouncements.

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment.  The Statement generally provides that the cost of Share-Based Payments be recognized over the service period based on the fair value of the option or other instruments at the date of grant.  The grant date fair value should be estimated using an option-pricing model adjusted for the unique characteristics of the options or other instruments granted.  The Company must use the Black-Scholes option pricing model for outstanding options.  With respect to future grants, the Company may elect to use the Black-Scholes option pricing model or may elect to determine the grant date fair value using an alternative method.  This Statement will be effective for the Company beginning July 1, 2005.  Note 2 above discloses the effect on net income and earnings per share using the grant date fair value of outstanding stock options based on the Black-Scholes option-pricing model.

In November 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 151, Inventory Costs, and amendment of ARB No. 43, Chapter 4.  This Statement clarifies that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs should be classified as a current-period charge.  The Statement also requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities.  The Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company has not yet determined the impact that this new pronouncement will have on the Company’s consolidated financial statements.

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.  Statement No. 29 generally provides that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged subject to certain exceptions to the general rule.  This Statement amends Opinion No. 29 to eliminate the exception for exchanges involving similar productive assets with a general exception for exchanges that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This Statement is effective for nonmonetary asset exchanges in periods beginning after June 15, 2005.  The Company has not yet determined the impact that this new pronouncement will have on the Company’s consolidated financial statements.

Item 3.          Quantitative And Qualitative Disclosures About Market Risk

                The Company produces its products from wheat, corn and milo and, as such, is sensitive to changes in commodity prices.  Grain futures and/or options are used as a hedge to protect against fluctuations in the market.  The information regarding inventories and futures contracts at June 30, 2004, as presented in the annual report, is not significantly different from December  31, 2004.

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

(b)          Changes in internal controls

In the course of documenting its internal control procedures, the Company has identified a control deficiency that may have been a material weakness.  To correct this control deficiency, the Company made a change in its internal control over financial reporting.  The Company is now reviewing invoices at period end to avoid recognition of revenues from FOB destination deliveries with delivery dates after the end of a period. Otherwise, there has been no change in the Company’s internal control over financial reporting during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

                National Starch and Chemical Investment Holding Corporation, Penford Australia, Ltd. and Penford Holdings Pty v Cargill, Inc and MGP Ingredients, Inc., Civil Action 04-1443, U.S. District Court, District of Delaware.  Plaintiffs filed this suit on November 12, 2004 alleging infringement by Cargill and the Company of two US patents in connection with their production and sale of FiberSym™ HA, a product derived from high amylose corn.   The complaint also alleges that the Company induced Cargill to infringe.  The plaintiffs seek an injunction, treble damages, fees and costs.  Cargill has filed an answer denying plaintiffs infringement claims and seeking a declaratory judgment that the referenced patents are invalid and that it is not infringing. The Company has only recently been served in this action and  has not yet filed a response.

                MGP Ingredients, Inc. et. al. v. Manildra Milling Corporation, United States District Court for the District of Kansas (Case No. 04-2278-CM).  As previously report, the Company filed this case against Manildra on June 17, 2004, alleging infringement of United States Patent No. 5,855,946, which discloses and claims food-grade starches resistant to alpha-amylase degradation and methods of preparing the same.  In bringing this action, the Company joined The Kansas State University Research Foundation, which owns the patent and has licensed it exclusively to the Company, involuntarily, as a plaintiff.  The suit seeks injunctive relief, triple damages and attorneys’ fees.  Manildra has filed an answer denying the Company’s substantive claim and a counterclaim it which it alleges among other matters,  inequitable conduct of the applicant in procuring the patent, failure to disclose prior art, failure to name all inventors and that the prior art was known at the time of the invention.   In its counterclaim, Manildra seeks a declaratory judgment that the patent is invalid, injunctive relief and costs and expenses, including attorney’s fees.

                Reference is made to Item 3.  Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004 for information regarding certain other legal proceedings to which the Company or its Illinois subsidiary are subject.

                One of the matters referred to in the Form 10-K involves an administrative proceeding brought by the Illinois Environmental Protection Agency (“IEPA”) in 1997.  As previously reported, the Company and the IEPA have been conducting air modeling to support the construction of new pollution control equipment for dryers at the facility of the Company’s Illinois subsidiary. Currently, the modeling indicates that the Company will need to add the pollution control equipment plus raise certain air emission stacks. Although the equipment could be installed to the existing dryers, the Company  may seek to install a new dryer that incorporates the required equipment and that should be more efficient.  Should the Company elect to only add the necessary pollution control equipment, it estimates its costs will be about $2 million.  Should it elect to install a new dryer, the estimated cost for the dryer and other related work  is estimated at $5 to $7 million.

As previously reported, proceedings under the complaint filed by the IEPA are being held in abeyance by agreement of the parties pending completion of a satisfactory settlement.  The Company had anticipated negotiating a settlement of the remainder of the State’s claims, including any penalties. However, the state has recently suggested that it would require a fine of approximately $650,000 to resolve the Complaint.  The Company is continuing to discuss this matter with the IEPA.  Prospects for settlement of the complaint are uncertain. Resolution of the U.S. Environmental Protection Agency, Region V, enforcement initiative at the Illinois facility referred to in the 10-K remains linked to resolution of the IEPA complaint.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     As shown in the following table,  the Company did not repurchase any shares of stock  during the three months ended December 31, 2004.

Period	Total Number Of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2004	0	—
November 1 - November 30, 2004	0
December 1 - December 31, 2004	0			1,613,716	(a)

(a)                                  On various dates,  the Board of directors authorized the purchase of an aggregate of 6,000,000 shares of Common Stock of which 4,386,284 shares had been purchased as of December 31, 2004.  This program was first announced on June 5, 1997.   During the three months ended December 31, 2004, no shares were purchased under the program.  The program has no expiration date.

Item 6.                    Exhibits

	3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)

	3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30,1989 (File Number 0-17196)

	4.1	Line of Credit Loan Agreement dated as of November 25th, 2003 (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)

	4.2

First Amendment to Line of Credit Agreement and related First Amended and Restated Line of Credit

Note (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for

the quarter ended September 30, 2004.)

*	4.3	Second Amendment to Line of Credit Agreement and related Second Amended and Restated Line of Credit Note.

	10	Stock Incentive Plan of 2004 (incorporated by reference to Exhibit 4.2 of Registrant’s Form S-8 Registration Statement filed October 20, 2004 (File Number 333-119860)

*	10.1	Guidelines for Issuance of Fiscal 2005 Restricted Share Awards.

*	10.2

Agreement with Ladd M. Seaberg as to Award of Restricted Shares Granted under the Stock Incentive

Plan of 2004 (Similar agreements have been made with the following named executive officers as to the number of shares indicated following their respective names: Michael J. Trautschold—7,400 shares;

Randy M. Schrick — 7,000 shares; Brian T. Cahill — 6,600 shares; Suhk Bassi, Ph.D. — 6,800 shares

*	15.1	Letter from independent public accountants pursuant to paragraph (d) of Rule 10-01 of Regulation S-X (incorporated by reference to Independent Accountants’ Review Report at page 1 hereof).

*	15.2	Letter from independent public accountants concerning the use of its Review Report in the Company’s Registration Statement Nos. 333-51849 and 333-119860

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

        Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date: February 9, 2005	By	/s/ Ladd M. Seaberg
Ladd M. Seaberg, President and Chief Executive Officer

Date: February 9, 2005	By	/s/ Brian T. Cahill
Brian T. Cahill, Vice President and Chief Financial Officer