Form 10-Q
period 2005-03-31
MGP INGREDIENTS INC
filed 2005-05-09
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005.

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

15,993,880 shares outstanding

as of March 31, 2005

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors

   and Stockholders

MGP Ingredients, Inc.

Atchison, Kansas

We have reviewed the accompanying condensed consolidated balance sheet of MGP Ingredients, Inc. as of March 31, 2005, and the related condensed consolidated statements of income for the three-month and nine-month periods ended March 31, 2005 and 2004, and cash flows for the nine-month periods ended March 31, 2005 and 2004.  These interim financial statements are the responsibility of the Company’s management.

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

                                                                                                                                                BKD, LLP

Kansas City, Missouri

April 29, 2005

MGP Ingredients, Inc.

Condensed Consolidated Balance Sheets (in Thousands)

	March 31, 2005	June 30, 2004
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$6,569	$6,488
Receivables, net of allowance of $297 at March 31, 2005 and $252 at June 30, 2004	31,922	34,243
Inventories	37,933	32,775
Prepaid expenses	1,742	828
Deferred income taxes	2,090	2,090
Total current assets	80,256	76,424

Property and Equipment, at cost	308,348	296,377
Less accumulated depreciation	197,818	187,280
Total property and equipment, net	110,530	109,097

Other
Insurance receivable	—	1,425
Other assets	91	91
Total other assets	91	1,516

Total assets	$190,877	$187,037

See Accompanying Notes to Condensed Consolidated Financial Statements

and Independent Accountants’ Review Report.

MGP Ingredients, Inc.

Condensed Consolidated Balance Sheets (in Thousands)

	March 31, 2005	June 30, 2004
	(Unaudited)
Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$4,687	$3,201
Note payable bank	2,000	—
Accounts payable	11,026	10,576
Accrued expenses	4,818	7,815
Deferred income	11,356	12,598
Income taxes payable	2,416	2,423
Total current liabilities	36,303	36,613

Long-term Debt	17,399	12,561

Post-Retirement Benefits	6,205	5,977

Deferred Income Taxes	10,977	13,677

Stockholders’ Equity
Capital stock
Preferred, 5% cumulative, $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common, no par; authorized 40,000,000 shares; issued 19,530,344 shares	6,715	6,715
Additional paid-in capital	5,341	5,005
Retained earnings	124,022	123,181
Accumulated other comprehensive loss - Cash flow hedges	(29)	(251)
	136,053	134,654

Treasury stock, at cost
Common
March 31, 2005 - 3,536,464 shares
June 30, 2004 - 3,621,514 shares	(16,060)	(16,445)
	119,993	118,209
Total liabilities and stockholders’ equity	$190,877	$187,037

See Accompanying Notes to Condensed Consolidated Financial Statements

and Independent Accountants’ Review Report.

MGP Ingredients, Inc.

Condensed Consolidated Statements of Income (in Thousands)
Three and Nine Months Ended March 31, 2005 and 2004

(Unaudited)

	Three Months		Nine Months
	2005	2004	2005	2004
Net sales	$71,186	$75,215	$201,228	$191,678
Cost of sales	64,270	68,312	182,466	177,950
Gross profit	6,916	6,903	18,762	13,728

Selling, general and administrative	4,864	4,426	14,254	13,326
	2,052	2,477	4,508	402

Other operating income	153	1,244	579	10,718
Operating income	2,205	3,721	5,087	11,120

Other income (expense)	505	(142)	870	105
Interest (expense)	(350)	(275)	(1,040)	(817)

Income before income taxes	2,360	3,304	4,917	10,408

Provision for income taxes	733	1,305	1,645	4,105
Net income	1,627	1,999	3,272	6,303

Other comprehensive income	569	884	222	761
Comprehensive income	$2,196	$2,883	$3,494	$7,064

Basic earnings per common share	0.10	0.13	0.20	0.41

Diluted earnings per common share	0.10	0.12	0.20	0.40

Dividends per common share	0.00	0.00	0.15	0.08

See Accompanying Notes to Condensed Consolidated Financial Statements

and Independent Accountants’ Review Report.

MGP Ingredients, Inc.

Condensed Consolidated Statements of Cash Flows (in Thousands)
Nine Months Ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
Operating Activities
Net income	$3,272	$6,303
Items not requiring cash
Depreciation	11,867	11,140
Gain on sale/conversion of property and equipment	(811)	—
Deferred income taxes	(2,700)	—
Changes in:
Accounts receivable	2,321	(11,390)
Inventories	(4,936)	(2,328)
Insurance receivable	1,425	(3,758)
Accounts payable and accrued expenses	(2,346)	4,603
Deferred income	(1,242)	(1,293)
Income taxes receivable/payable	(7)	2,137
Other	(686)	321
Net cash provided by operating activities	6,157	5,735

Investing Activities
Additions to property and equipment	(13,695)	(23,247)
Insurance proceeds from property damage		10,412
Proceeds from sale/conversion of property and equipment	1,005
Net cash used in investing activities	(12,690)	(12,835)

Financing Activities
Purchase of treasury stock		(280)
Sales of treasury stock	721	2,612
Proceeds from issuance of long-term debt	9,990	—
Borrowings on line of credit	2,000
Payments on long-term debt	(3,666)	(2,970)
Dividends paid	(2,431)	(1,148)
Net cash provided by (used in) financing activities	6,614	(1,786)

Increase (Decrease) in Cash and Cash Equivalents	81	(8,886)
Cash and Cash Equivalents, Beginning of Period	6,488	17,539
Cash and Cash Equivalents, End of Period	$6,569	$8,653

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

Note 2.   Earnings Per Share

Earnings per common share data is based upon the weighted average number of common shares outstanding. Employee stock–based compensation is the only potentially dilutive security held by the Company.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(in thousands except per share amounts)
Net income, as reported	$1,627	$1,999	$3,272	$6,303
Plus: Stock-based employee compensation included in net income	66	60	132	180
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(156)	(186)	(312)	(574)
Pro forma net income	$1,537	$1,873	$3,092	$5,909

Earnings per share
Basic - as reported	0.10	0.13	0.20	0.41
Basic - pro forma	0.10	0.12	0.19	0.39
Diluted - as reported	0.10	0.12	0.20	0.40
Diluted - pro forma	0.09	0.12	0.18	0.38

Weighted average shares:
Basic	15,989,499	15,505,254	15,967,992	15,384,634
Diluted	16,409,507	16,223,582	16,548,708	15,396,638

The March 31, 2004 earnings per share data presented has been adjusted to reflect the Company’s 2-for-1 stock split that went into effect following the close of business on June 30, 2004.

Note 3.   Long Term Debt

Secured promissory note:  On September 24, 2004 the Company borrowed $9,794,500 from GE Capital Public Finance, Inc.  The Company’s obligations are evidenced by a promissory note, bear interest at 5.26% per annum and are payable in 83 consecutive monthly payments of $183,777 and an 84th payment equal to the unpaid principal and interest, commencing November 1, 2004.  The Company also entered into a security agreement to secure the note.  The security agreement grants a security interest in specified equipment located or to be located at the Company’s KCIT facility in Kansas City, Kansas.

The Company had agreed to secure its obligations under its note on or before March 31, 2005 by all the equipment at the KCIT facility.  In order to do this, the Company required a waiver from another of its lenders, The Principal Mutual Life Insurance Company, which is was not able to obtain by March 31.  On March 31, 2005, GE Capital and the Company entered into an addendum to their agreement under which the company now has until September 1, 2005 to secure its note by all the equipment at the KCIT facility.  If Principal remains unwilling to grant the Company a waiver, the Company will need to refinance either its note to GE Capital or the obligations to the insurance company, which were $9.2 million and $9.1 million at March 31, 2005, respectively.  As an interim measure, the Company might make a draw under its Line of Credit Agreement to pay one of these two obligations; alternatively, it might seek to refinance on a long-term basis.

Line of credit:  On November 30, 2004 the Company amended its line of credit to increase the borrowings permitted thereunder from $15 million to $20 million.  As of March 31, 2005, there were $2 million in borrowings outstanding under the Company’s line of credit.  Borrowings under $500,000 bear interest at the prime rate.  Interest on borrowings in excess of $500,000 is payable monthly at a rate equal to the greater of Commerce Bank’s prime rate less 1%, or the Federal Funds Rate plus 1.5%.  In addition, the Company pays a commitment fee equal to 0.25% per annum on the unused portion of the commitment.  Principal is due upon the occurrence of an event of default or expiration of the line of credit, currently November 30, 2005.

The Line of Credit Agreement requires the Company to maintain certain financial ratios, including a minimum current ratio; minimum consolidated tangible net worth, debt to tangible net worth not to exceed certain limits and a minimum fixed charge coverage ratio.  In addition, the Company may not permit consolidated funded debt (generally, asset acquisition related debt plus capitalized lease obligations) to exceed certain limits.  Except as noted in the next sentence, other covenants generally are the same as those in Section 5 of the Note Agreement dated as of August 1, 1993 with the Principal Mutual Life Insurance Company and filed as Exhibit 4.1 to the Company’s Report on Form 10-Q for the quarter ended September 30, 1993, and include covenants which impose limitations on the amount of current debt, liens, restricted payments, investments, mergers and acquisitions, guaranties and transactions with affiliates. The Line of Credit Agreement permits the Company to grant GE Capital Public Finance, Inc. a security interest in equipment located at the Company’s Kansas City, Kansas facility to secure the Company’s obligations to that entity referred to above under “secured promissory note.”

Note 4.   Insurance Recoveries

On September 13, 2002, the Company’s Atchison, Kansas distillery was shut down as the result of an explosion at the distillery.  As a result, business interruption insurance proceeds of $9.6 million were recorded as other operating income for the nine months ended March 31, 2004.  The company received the remaining $1.4 million of the proceeds during the nine months ended March 31, 2005.

During the nine months ended March 31, 2005, the Company’s Pekin, Illinois barge operation was damaged by an outside party.  Net insurance proceeds resulted in a $703,000 gain recognized during the nine months ended March 31, 2005, and is included as a component of other income.

Note 5.   Contingencies

There are various legal proceedings involving the Company and its subsidiaries.  Except as noted below, management considers that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or operations of the Company.

The Company is currently in negotiations with the United States Environmental Protection Agency (USEPA), the Illinois Attorney General’s Office and the Illinois Environmental Protection Agency (IEPA) to settle enforcement proceedings related to emissions at the Pekin, Illinois location.  The IEPA has requested a $650,000 penalty to resolve its complaint and the USEPA has proposed a federal penalty of $172,000.  The Company has made an offer to settle which includes a cash payment and the installation of certain additional equipment at the plant, but regards the IEPA penalty request as unwarranted under the circumstances and has rejected it.  As of March 31, 2005, the Company had accrued $350,000, which is included in other accrued liabilities, with respect to these matters.  The amount of the ultimate settlement could differ materially in the near future.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(in thousands)
Sales to customers
Ingredients	$24,245	$29,651	$65,859	$71,198
Distillery products	46,941	45,564	135,369	120,480
	$71,186	$75,215	$201,228	$191,678

Depreciation
Ingredients	$1,682	$1,477	$4,805	$4,421
Distillery products	2,196	2,143	6,554	6,210
Corporate	143	151	508	509
	$4,021	$3,771	$11,867	$11,140

Income before income taxes
Ingredients	$(941)	$5,639	$(2,741)	$10,285
Distillery products	3,576	(1,732)	8,751	1,573
Corporate	(275)	(603)	(1,093)	(1,450)
	$2,360	$3,304	$4,917	$10,408

	March 31, 2005	June 30, 2004
Identifiable assets
Ingredients	$84,381	$86,965
Distillery products	81,070	79,624
Corporate	25,426	20,448
	$190,877	$187,037

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

The components of the Net Periodic Benefit Cost for the three months and nine months ended March 31 are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Service cost	$60	$165	$180	$495
Interest cost	75	85	225	255
Prior service cost	(12)	—	(36)	—
(Gain) loss	(1)	—	(3)	—
Total post-retirement benefit cost	$122	$250	$366	$750

The Company previously disclosed in its financial statements for the year ended June 30, 2004, amounts expected to be paid to plan participants.  There have been no revisions to these estimates and there have been no changes in the estimate of total employer contributions expected to be made for the fiscal year ended June 30, 2005.

Total employer contributions for the three months ended March 31, 2005 amounted to $67,000.

On December 8, 2003, the Medicare Prescription Drug Improvement Modernization Act of 2003 (the Act) was signed into law.  The Act introduces a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide benefits at least actuarially equivalent to Medicare Part D.  The Company has been unable to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act.  Accordingly, the net periodic post-retirement benefit costs above do not reflect any amount associated with the subsidy.

Note 8.   New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment.  The Statement generally provides that the cost of Share-Based Payments be recognized over the service period based on the fair value of the option or other instruments at the date of grant.  The grant date fair value should be estimated using an option-pricing model adjusted for the unique characteristics of the options or other instruments granted.  The Company must use the Black-Scholes option pricing model for outstanding options.  With respect to future grants, the Company may elect to use the Black –Scholes option pricing model or may elect to determine the grant date fair value using an alternative method.  This Statement will be effective for the Company beginning July 1, 2005.  Note 2 above discusses the effect on net income and earnings per share using the grant date fair value of outstanding stock options based on the Black-Scholes option-pricing model.

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

Note 9.   Income Taxes

The effective tax rate of the provision for income taxes for the nine months and three months ended March 31, 2005 differs from the statutory rate due to Kansas state income tax credits.

Note 10.       Significant Estimates and Concentrations

Generally accepted accounting principles require the disclosure of certain significant estimates and current vulnerabilities due to certain significant concentrations.  In addition to those matters discussed in Note 13 in the Company’s annual June 30, 2004 financial statements, those matters include the following:

The Company has recorded a reserve of $750,000 to write down the carrying value of inventories to the lower of cost or market based on management estimates.  Actual results could differ significantly in the near term.

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

Results of Operations

Critical Accounting Policies

Reference is made to the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies incorporated by reference to Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 for accounting policies which are considered by management to be critical to an understanding of the Company’s financial statements.

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

The following is a summary of revenues and pre-tax profits/(loss) allocated to each reportable operating segment for the three months and nine months ended March 31 in fiscal 2005 and fiscal 2004. (See Note 6 to Notes to Condensed Consolidated Financial Statements for additional information regarding the Company’s operating segments.)

	Three Months Ended March 31		Nine Months Ended March 31
(dollars in thousands)	2005	2004	2005	2004

Ingredients
Net sales	$24,245	$29,651	$65,859	$71,198
Pre-tax income (loss)	(941)	5,639	(2,741)	10,285

Distillery Products
Net sales	$46,941	$45,564	$135,369	$120,480
Pre-tax income (loss)	3,576	(1,732)	8,751	1,573

General

While sales in the distillery segment were slightly higher in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004, sales in the ingredients segment declined due principally to lower sales of specialty ingredients, which primarily consist of specialty wheat proteins and wheat starches.  Sales of commodity ingredients, meanwhile, rose slightly compared to the third quarter a year ago as the result of increased sales of commodity wheat gluten, which more than offset decreased sales of commodity wheat starch.

The increase in distillery products sales in the third quarter resulted from strengthened prices for both food grade and fuel grade alcohol as well as higher unit sales in the food grade area.  Sales of distillers feed, the principal by-product of the alcohol production process, also increased compared to a year ago due to higher unit sales.  Just prior to the start of last year’s third quarter, reconstruction of the distillery at the Company’s Atchison, Kansas plant was completed after being severely damaged by the September, 13, 2002 explosion.  As a result, alcohol production in the third quarter of fiscal 2004 returned to the higher levels experienced prior to September 2002.  During that quarter, a substantial share of the rebuilt distillery’s capacity was committed to the production of fuel grade alcohol.  Since then, as planned, a more significant portion of the distillery’s capacity has been shifted to the production of food grade alcohol.

The decrease in sales of specialty ingredients in the third quarter resulted mainly from a substantial decline in demand for ingredients for use in low-carbohydrate foods.  This decline principally affected the Company’s Arise® line of specialty wheat protein isolates and, to a lesser extent, certain of the Company’s textured wheat proteins sold under the brand name Wheatex®.  Sales of the Company’s specialty starches also decreased compared to a year ago due largely to lower unit sales of its Fibersym™ line of resistant starches for incorporation in low-carbohydrate products.  However, on a sequential basis, sales of Wheatex® improved over the second quarter of fiscal 2005 and sales of Fibersym™ increased over levels experienced in both the first and second quarters of fiscal 2005.  Third quarter sales of the Company’s Pet-Tex™ (formerly Polytriticum®) line of protein- and starch-based resins, which is produced for use in the manufacture of pet chews and related treats, improved substantially compared to the prior year’s third quarter and also increased sequentially above the first and second quarters of the current fiscal year.  The increase in sales of commodity gluten was due to higher unit sales resulting from higher quantities on hand compared to the prior year’s third quarter. Although the Company has deemphasized gluten sales, gluten remains a co-product from the processing of flour in the manufacture of starch.  The Company had more gluten available for sale during the current year’s third quarter than in the same period the prior year because less gluten was further processed into specialty proteins.

Due to the decline in demand for low-carbohydrate foods compared to a year ago, a portion of the Company’s specialty ingredients inventories were sold at a loss of $550,000 during the quarter.  In addition, the Company recorded a reserve of $750,000 to write down its remaining specialty ingredients inventories related to low-carb products at the end of the quarter.  These inventories, principally proteins, were previously built in anticipation of sustained strong demand for low-carb products.

Business interruption insurance proceeds received by the Company as compensation for the effects of the September, 2002 distillery explosion amounted to approximately $9.6 million in fiscal 2004 and were allocated to the Company’s distillery products segment.  Of that amount, approximately $5.7 million was recognized in the first quarter of fiscal 2004, $3.0 million in the second quarter of fiscal 2004, and $900,000 in the third quarter of fiscal 2004.  No such proceeds were received by the Company in the first, second or third quarters of fiscal 2005 and none are anticipated for the remainder of the fiscal year.

As previously disclosed, the Company has been named as a defendant with Cargill, Incorporated in a lawsuit alleging patent infringement.  See Part II, Item 1., Legal Proceedings.  We are reviewing this matter with counsel and Cargill.

Ingredients. Total ingredient sales in the third quarter of fiscal 2005 decreased by approximately $5.4 million, or 18 percent, compared to the prior year’s third quarter. This was due to a $5.7 million, or approximately 22 percent, decline in sales of specialty ingredients, which was partially offset by a $300,000, or nearly 7 percent, increase in sales of commodity ingredients. The decrease in specialty ingredients principally occurred in sales of the Company’s specialty proteins and starches for use in low-carbohydrate food applications.  The impact of this decrease was lessened by improved sales of the company’s protein- and starch-based resins to manufacturers of pet industry products, which rose by $2.3 million, or 44 percent, above sales in the third quarter of fiscal 2004.  Sales of specialty starches and proteins for use in applications other than low-carbohydrate foods also improved.  The increase in sales of commodity ingredients resulted from a $1.9 million, or 135 percent, rise in sales of commodity wheat gluten, which offset a $700,000, or 43 percent, decrease in sales of commodity wheat starches.  The reduction in sales of commodity starches resulted from the Company’s decision to place increased emphasis on the production and marketing of specialty starches. Sales of mill feeds and other mill products decreased by approximately $900,000, or 81 percent, primarily as the result of lower production and lower unit sales.

Distillery Products. Total sales of the company’s distillery products in the third quarter of fiscal 2005 rose by approximately $1.4 million, or 3 percent, compared to the third quarter of fiscal 2004. This increase was due to a $6.3 million, or 74 percent, increase in sales of food grade alcohol, offset by a $5 million, or 17 percent, decrease in fuel grade alcohol compared to the prior year’s third quarter.  In the food grade area, sales of alcohol for industrial applications rose by $5.1 million, or 95 percent, while sales of alcohol for beverage applications rose by approximately $1.2 million, or 38 percent, compared to a year ago, in each case due to higher unit sales and prices.  Sales of fuel grade alcohol declined due to lower unit sales, partially offset by improved prices in the current period compared to the prior year’s quarter.  The increase in total food grade alcohol sales and the decrease in fuel grade alcohol sales resulted in a shift in production emphasis at the Company’s Atchison, Kansas distillery.  In the prior year’s third quarter, more fuel grade alcohol was produced at that location while the distillery was undergoing start-up operations after being rebuilt following the September 13, 2002 explosion.  Third quarter sales of distillers feed increased by approximately $100,000, or nearly 1 percent, above the same period the prior year due to higher unit sales, which were substantially offset by lower prices.

In the third quarter of fiscal 2005, the Company recorded a payment of approximately $108,000 pre-tax ($65,000 net of income taxes) under a program that was implemented by the U.S. Department of Agriculture in December, 2000 to provide cash incentives for ethanol producers who increase their grain usage over comparable quarters to raise fuel alcohol production.  In the third quarter of fiscal 2004, the Company recorded payment from this program amounting to $985,000 pre-tax ($596,000 net of income taxes).  The program extends through September, 2006, with funding determined annually.  The Company’s eligibility to participate in the program is determined from quarter to quarter, and the Company expects that funds received under the program through the remaining quarter of fiscal 2005 will be less than were received during the corresponding quarter of fiscal 2004.

Sales

Net sales in the third quarter of fiscal 2005 decreased by approximately $4 million, or nearly 5 percent, below net sales in the third quarter of fiscal 2004. This decrease resulted from the $5.4 million decline in ingredient sales, which was partially offset by the increase in sales of distillery products. The rise in distillery products sales resulted mainly from higher unit sales of food grade alcohol and higher selling prices for both food grade and fuel grade alcohol.  The decrease in ingredients sales was mainly due to reduced unit sales and prices of specialty ingredients related to low-carbohydrate food applications.  Meanwhile, sales of the Company’s Pet-Tex ™ (formerly Polytriticum®) resins for use in pet industry product applications increased due to higher unit sales.  Sales of commodity wheat gluten also increased notwithstanding lower prices due to higher unit sales, while sales of commodity wheat starch decreased in the third quarter compared to the same period the prior year due to lower unit sales.

Net sales in the first nine months of fiscal 2005 were approximately $9.6 million, or 5 percent, higher than net sales in the first nine months of fiscal 2004.  This improvement was principally due to a $14.9 million, or 12 percent, increase in sales of distillery products, which more than offset a $5.3 million, or 7 percent, decrease in sales of ingredients.  The increase in distillery products resulted from increased unit sales of food grade alcohol and higher selling prices for both food grade and fuel grade alcohol.  The decrease in sales of ingredients was due primarily to lower unit sales and prices for specialty and commodity proteins and lower unit sales of commodity starches.

Cost of Sales

The cost of sales in the third quarter of fiscal 2005 decreased by approximately $4 million below the cost of sales in the prior year’s third quarter, primarily due to lower grain costs, which were partially offset by higher energy costs and the inventory adjustment referred to above under “General”.  Prices for corn averaged approximately 24 percent lower, while prices for wheat averaged 7 percent lower than in the third quarter of fiscal 2004.  The increased energy costs primarily resulted from higher natural gas prices, which were up approximately 10 percent in the current year’s third quarter compared to a year ago.  Energy costs were also affected by higher energy usage due to increased production over the third quarter of fiscal 2004.

The cost of sales for the first nine months of fiscal 2005 rose by approximately $4.5 million, or nearly 3 percent, over cost of sales for the first nine months of fiscal 2004 due mainly to higher energy costs during all of fiscal 2005 and higher wheat prices and higher sales during the first and second quarters. Wheat prices averaged 2 percent higher, while corn prices were approximately 9 percent lower than those experienced in the first nine months of fiscal 2004. The increased energy costs primarily resulted from higher natural gas prices, which were up approximately 18 percent compared to the first nine months of fiscal 2004.  Energy costs were also affected by higher energy usage due to increased production, especially in the first two quarters of fiscal 2005 compared to the first two quarters of fiscal 2004 when reconstruction of the Atchison distillery was still being completed following the September, 2002 explosion.  The Company has 75 percent of its gas supply requirements contracted through the remaining quarter of the fiscal year, which ends June 30.

In connection with the purchase of raw materials, principally corn and wheat, for anticipated operating requirements, the Company enters into commodity contracts to reduce or hedge the risk of future grain price increases. During the third quarter of fiscal 2005, the Company hedged approximately 27 percent of corn processed compared with 26 percent of corn hedged in the third quarter of fiscal 2004. Of the wheat processed by the Company in the third quarter of fiscal 2005, none was hedged compared to 7 percent hedged in the prior fiscal year’s third quarter. In the third quarter of fiscal 2005, raw material costs included a net hedging loss of approximately $1,176,000  compared to a net hedging gain of $67,000 in the third quarter of fiscal 2004.  From time to time, the Company also uses gasoline futures to hedge fuel alcohol sales made under contracts with price terms based on gasoline futures.  However, no gasoline futures have been used by the Company to hedge fuel alcohol sales during fiscal 2005.

During the first nine months of fiscal 2005, the Company hedged approximately 46 percent of corn processed compared to 26 percent in the first nine months of fiscal 2004.  Of the wheat processed by the Company in the first nine months of fiscal 2005, none was hedged compared to 31 percent hedged in the first nine months of fiscal 2004.  In the first nine months of fiscal 2005, cost of sales included a net hedging loss of $3,399,000 compared to a net hedging gain of $448,000 in the first nine months of the prior fiscal year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the third quarter of fiscal 2005 were approximately $400,000, or 10 percent, higher than selling, general and administrative expenses in the third quarter of fiscal 2004. This was mainly due to increases in research and development costs, investor relations costs, professional and consultant fees and various factors related to increased marketing and sales activities.  These increases were partially offset by reduced costs associated with incentives.

In the first nine months of fiscal 2005, the Company’s selling, general and administrative expenses increased by approximately $900,000, or 7 percent, above selling general and administrative expenses in the first nine months of fiscal 2004.  This increase was mainly due to increased costs associated with professional and consultant fees, research and development, and investor relations.  The increased in professional and consultant fees and investor relations costs were mainly due to functions and activities that have been implemented to comply with with Sarbanes-Oxley Act requirements, and include increased utilization of accounting and consulting services.  These increases were partially offset by a reduction in costs associated with incentives in the second and third quarters of fiscal 2005.

Other Operating Income

The decrease in other operating income in the third quarter of fiscal 2005 was principally due to the recognition of approximately $900,000 less in business interruption insurance proceeds compared to the third quarter of fiscal 2004.

Taxes and Inflation

The consolidated effective income tax rate of the provision for income taxes for the three months and nine months ended March 31, 2005 differs from the statutory rate due to Kansas state income tax credits.  The general effects of inflation were minimal.

Net Income

As the result of the foregoing factors, the Company experienced net income of $1,627,000 in the third quarter of fiscal 2005 compared to net income of $1,999,000 in the third quarter of fiscal 2004.  For the first nine months of fiscal 2005, the Company had net income of $3,272,000 compared to net income of $6,303,000 in the first nine months of fiscal 2004.

Liquidity and Capital Resources

The following table is presented as a measure of the Company’s liquidity and financial condition:

	March 31, 2005	June 30, 2004
	(Dollars in Thousands)

Cash and cash equivalents	$6,569	$6,488
Working capital	43,953	39,811
Amounts available under lines of credit	18,000	12,500
Notes payable and long-term debt	24,086	15,762
Stockholders’ equity	119,993	118,209

Cash Flow.     Cash flow from operations increased by $422,000 during the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004.  This increase resulted from a combination of factors.  The Company experienced an increase in total inventories of $4.9 million in the first nine months of fiscal 2005 compared to a $2.3 million increase in the first nine months of fiscal 2004.  The increase in inventories in fiscal 2005 was principally due to an increase of $4.5 million in alcohol, a decrease of $1.1 million in ingredient inventories and a net increase in other inventories.   The increase in distillery inventories was due to increased production.  The decrease in ingredient inventory resulted mainly from the write-down of certain inventories to the lower of cost or market as well as normal fluctuations caused by timing of production and sales.  Accounts receivable showed a decrease of $2.3 million in the first nine months of fiscal 2005 versus an increase of $11.4 million during the first nine months of fiscal 2004. The decrease in 2005 was the result of improved collections.  The prior period increase was due to the timing of certain insurance and customer-related collections.  Accounts payable and accrued expenses showed a decrease of $2.3 million during the first nine months of fiscal 2005 compared to an increase of $4.6 million during the first nine months of the prior fiscal year.  The fiscal 2005 decrease was mainly attributable to a $2.0 million reduction in incentive plans and retirement plans.  The Company invested $13.7 million in property and equipment and had net cash provided from financing activities of $6.6 million.

Capital Expenditures.     During the quarter ended March 31, 2005, the Company made $4.1 million in capital expenditures, including an extrusion and packaging system in Kansas City and a feed dryer in Atchison. As of March 31, 2005, the Company’s Board of Directors had approved $17.9 million in expenditures with respect to improvements and replacements of existing equipment, of which $17.9 million are expected to be made over the course of the next twelve months.  As of March 31, 2005 the Company has contracts to acquire capital assets of approximately $10.2 million.  The amounts approved do not include additional expenditures that the Company may make in connection with environmental proceedings to which the Company is a party. The Company estimates such amounts may range from approximately $2 million to $7 million depending on whether the Company elects to install a new dryer that incorporates required pollution control equipment. See Part II, Item 1, Legal Proceedings.  The Company anticipates that it may require additional external financing for some of the capital expenditures, but has not determined the amount, type or source of such financing.

Stock Sales and Purchases.  During the quarter ended March 31, 2005, the Company’s employees exercised options on 11,450 shares of common stock and the Company received proceeds of approximately $52,000.  As of March 31, 2005, the Board has authorized the purchase of approximately 1,614,000 shares of the Company’s common stock.  No purchases were made under this authorization during the quarter.

Contractual Obligations.  As of March 31, 2005, the amount of notes payable and long term debt was $24.1 million compared to $15.7 million at June 30, 2004.

On November 30, 2004, the Company amended its primary line of credit agreement to increase the maximum amount available thereunder from $15 million to $20 million.  As of March 31, 2005, there was $2 million borrowed under the line.  The current expiration date of this line of credit is November 30, 2005.

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

As previously reported, the Company had agreed to secure its obligations under its note on or before March 31, 2005 by all the equipment at the KCIT facility. In order to do this, the Company required a waiver from another of its lenders, The Principal Mutual Life Insurance Company, which it was not able to obtain by March 31. On March 31, 2005, GE Capital and the Company entered into an addendum to their agreement under which the Company now has until September 1, 2005 to secure its note by all the equipment at the KCIT facility.  If the insurance company remains unwilling to grant the Company a waiver, the Company will need to refinance either its note to GE Capital or the obligations to the insurance company, which were $9.2 million and $9.1 million at March 31, 2005, respectively.  As an interim measure, the Company might make a draw under its Line of Credit Agreement to pay one of these two obligations; alternatively, it might seek to refinance on a long-term basis.

The Company previously disclosed a contractual obligation with Penford Corporation to purchase $6.2 million of product during fiscal 2005. At March 31, approximately $3.7 million remained of the Company’s fiscal 2005 requirement.  Penford has informed the Company that it will permit extended delivery of the product through August, and the Company intends to purchase its remaining 2005 requirement by then.  Although this will result in excess inventories for a period of time, the Company anticipates that it will be able to sell the product over the course of the next 20 months.

Subsequent to quarter end, on May 3, 2005, the Company entered a lease-purchase agreement with Kaw Valley State Bank and Trust Company of Topeka, Kansas with respect to a compounding manufacturing facility of one of the Company’s former customers.  The Company has agreed to purchase the facility for $750,000 subject to the bank providing proof of clear title within 90 days and standard exceptions.

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

As of March 31, 2005, the Company believes it was in compliance with the financial and other covenants in its loan, capital lease and line-of-credit agreements.

Lines of Credit.  The Company’s line of credit for $18 million available for general corporate purposes extends through November 2005.

Working Capital.    Working capital increased by $4.1 million between June 30, 2004 and March 31, 2005.  This increase was primarily due to increases in cash, inventories and accounts payable and a reduction of accounts receivable and accrued expenses.

New Accounting Pronouncements.

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment.  The Statement generally provides that the cost of Share-Based Payments be recognized over the service period based on the fair value of the option or other instruments at the date of grant.  The grant date fair value should be estimated using an option-pricing model adjusted for the unique characteristics of the options or other instruments granted.  The Company must use the Black-Scholes option pricing model for outstanding options.  With respect to future grants, the Company may elect to use the Black–Scholes option pricing model or may elect to determine the grant date fair value using an alternative method.  This Statement will be effective for the Company beginning July 1, 2005.  Note 2 above discusses the effect on net income and earnings per share using the grant date fair value of outstanding stock options based on the Black-Scholes option-pricing model.

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

Item 3.       Quantitative And Qualitative Disclosures About Market Risk

The Company produces its products from wheat, corn and milo and, as such, is sensitive to changes in commodity prices.  Grain futures and/or options are used as a hedge to protect against fluctuations in the market.  The information regarding inventories and futures contracts at June 30, 2004, as presented in the annual report, is not significantly different from March 31, 2005.

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

In the course of documenting its internal control procedures in preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, the Company has identified several control deficiencies that may be determined to be or have been material weaknesses.  In its 10-Q report for the previous quarter, the Company reported steps that it has taken to address one such deficiency.  Three subsequently identified deficiencies which have not been addressed concern access to and the security of the Company’s Information Technology systems (general ledger and network systems) and potential weakness regarding segregation of duties in purchasing and segregation of duties in recognizing alcohol sales revenue and applicable adjustments.

Although the Company is taking steps to remediate such deficiencies with a view to having corrective actions in place before fiscal year end, it is possible that they will not be remediated by fiscal year end and that the Company will have material weaknesses in its internal control over financial reporting at year end.  However, management believes that the financial statements contained in this report are fairly presented in all material respects and that there are no material inaccuracies or omissions of material fact in this report.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

National Starch and Chemical Investment Holding Corporation, Penford Australia, Ltd. and Penford Holdings Pty v Cargill, Inc and MGP Ingredients, Inc., Civil Action 04-1443, U.S. District Court, District of Delaware.  Plaintiffs filed this suit on November 12, 2004 alleging infringement by Cargill and the Company of two US patents in connection with their production and sale of Fibersym™ HA, a product derived from high amylose corn.  The complaint also alleges that the Company induced Cargill to infringe.  The plaintiffs seek an injunction, treble damages, fees and costs.  Cargill and the Company have filed answers denying plaintiffs infringement claims and seeking a declaratory judgment that the referenced patents are invalid and that they are not infringing. Cargill has assumed the Company’s defense in this matter.

MGP Ingredients, Inc. et. al. v. Manildra Milling Corporation, United States District Court for the District of Kansas (Case No. 04-2278-CM).  As previously reported, the Company filed this case against Manildra on June 17, 2004, alleging infringement of United States Patent No. 5,855,946, which discloses and claims food-grade starches resistant to alpha-amylase degradation and methods of preparing the same.  In bringing this action, the Company joined The Kansas State University Research Foundation, which owns the patent and has licensed it exclusively to the Company, involuntarily, as a plaintiff.  The suit seeks injunctive relief, triple damages and attorneys’ fees.  Manildra has filed an answer denying the Company’s substantive claim and a counterclaim it which it alleges among other matters, inequitable conduct of the applicant in procuring the patent, failure to disclose prior art, failure to name all inventors and that the prior art was known at the time of the invention.  In its counterclaim, Manildra seeks a declaratory judgment that the patent is invalid, injunctive relief and costs and expenses, including attorney’s fees. The parties have entered settlement discussions of this matter.

Reference is made to Item 3.  Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004 and to Part II, Item 1. Legal Proceedings for information regarding certain other legal proceedings to which the Company or its Illinois subsidiary are subject.

One of the matters referred to in the Form 10-K involves an administrative proceeding brought by the Illinois Environmental Protection Agency (“IEPA”) in 1997.  As previously reported, proceedings under the complaint filed by the IEPA have been held in abeyance by agreement of the parties pending completion of a satisfactory settlement.  The Company had anticipated negotiating a settlement of the remainder of the State’s claims, including any penalties. However, the state has sought a fine of approximately $650,000 to resolve the Complaint. The Company regards this proposal as unwarranted under the circumstances and has rejected it.  IEPA has represented to the hearing officer that settlement efforts have broken down and that the matter may proceed to a hearing.  Prospects for settlement of the complaint are uncertain.

Another of the matters referred to in the 10-K is an enforcement initiative of the U.S. Environmental Protection Agency, Region V at the Illinois facility. As previously reported, resolution of this enforcement initiative has been linked to resolution of the IEPA complaint.

However, the parties are now moving to a separate resolution of the USEPA enforcement initiative that will require the Company to pay a federal penalty of approximately $172,000 and to enter a negotiated Consent Decree that will requires the Company to install pollution controls on certain feed dryers, install pollution controls on certain truck loadout equipment and implement certain USEPA leak detection regulations.  The Company has already installed the pollution controls on the truck loadout and has a program in place to implement the leak detection regulations. The Company continues to estimate its compliance costs at $2 to $7 million, depending on whether it elects to merely add the necessary pollution control equipment to an existing dryer or to install a new dryer.  These actions will resolve the USEPA initiative but will not resolve the IEPA matter referred to above.  However, the Company believes the ultimate outcome of the IEPA matter will not result in it being required to make capital expenditures materially in excess of the amounts it will be required to make to resolve the USEPA initiative.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

As shown in the following table, the Company did not repurchase any shares of stock during the three months ended March 31, 2005.

Period	Total Number Of Shares) or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units( that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2005	0	—
February 1 – February 28, 2005	0
March 1 – March 31, 2005	0			1,613,716	(a)

(a)                                  On various dates, the Board of directors authorized the purchase of an aggregate of 6,000,000 shares of Common Stock of which 4,386,284 shares had been purchased as of March 31, 2005.  This program was first announced on June 5, 1997.  During the three months endedMarch 31, 2005, no shares were purchased under the program.  The program has no expiration date.

Item 6.                  Exhibits

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)
3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed March 4, 2005 (File Number 0-17196)
*15.1	Letter from independent public accountants pursuant to paragraph (d) of Rule 10-01 of Regulation S-X (incorporated by reference to Independent Accountants’ Review Report at page 2 hereof).
*15.2	Letter from independent public accountants concerning the use of its Review Report in the Company’s Registration Statement Nos. 333-51849 and 333-119860
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date: May 9, 2005	By	/s/ Ladd M. Seaberg
Ladd M. Seaberg, President and Chief Executive Officer

Date: May 9, 2005	By	/s/ Brian T. Cahill
Brian T. Cahill, Vice President and Chief Financial Officer