Form 10-K
period 2005-06-30
MGP INGREDIENTS INC
filed 2005-09-09
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number

MGP Ingredients, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Kansas	48-0531200
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

1300 Main Street, Box 130, Atchison, Kansas	66002
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code      (913) 367-1480

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
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
Yes ☒   No ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of common equity held by non-affiliates, computed by reference to the last sales price as reported by NASDAQ on December 31, 2004, was $88,357,564.

The number of shares of the registrant’s common stock outstanding as of September 1, 2005 was 16,228,630.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference:

(1)                                  Portions of the  MGP Ingredients, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on October 13, 2005 are incorporated by reference into Part III of this report to the extent set forth herein.

CONTENTS

Forward Looking Information

Available Information

PART I

Item 1.	Business
General Information
Fiscal 2005 Developments
Financial Information About Segments
Business Strategy
Product Sales
Ingredients
Distillery Products
Patents
Research and Development
Seasonality
Transportation
Raw Materials
Energy
Employees
Regulation
Strategic Relationships
Risks and Uncertainties
Item 2.	Properties
Item 3.	Legal Proceedings
Environmental Proceedings
Other Matters
Item 4.	Submission of Matters to a Vote of Security Holders
Item 4A.	Executive Officers of the Registrant

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer’s Purchases of Equity Securities
Trading Markets
Historical Stock Prices
Record Holders
Purchases of Equity Securities by Issuer
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
General
Critical Accounting Policies
Developments in the Ingredients Segment
Developments in the Distillery Products Segment
Segment Results
Fiscal 2005 Compared to Fiscal 2004
Fiscal 2004 Compared to Fiscal 2003
Quarterly Financial Information
Liquidity and Capital Resources
Off Balance Sheet Obligations
New Accounting Pronouncements
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
Item 8.	Financial Statements and Supplementary Data

i

Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – June 30, 2005 and 2004
Consolidated Statements of Income – Years Ended June 30, 2005, 2004 and 2003
Consolidated Statement of Stockholders’ Equity – Years Ended June 30, 2005, 2004 and 2003
Consolidated Statement of Cash Flows – Years Ended June 30, 2005, 2004 and 2003
Notes to Consolidated Financial Statements – Years Ended June 30, 2005, 2004 and 2003
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B	Other Information

PART III

Item 10.	Directors of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

SIGNATURES

FINANCIAL STATEMENT SCHEDULES
Report of Independent Public Accountants on Schedules
Schedule VIII. Valuation and Qualifying Accounts

The calculation of the aggregate market value of the Common Stock held by non-affiliates is based on the assumption that non-affiliates do not include directors or executive officers. Such assumption does not constitute an admission by the Company or any director or executive officer that any director or executive officer is an affiliate of the Company.

ii

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements as well as historical information. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements are usually identified by or are associated with such words such as “intend,” “plan”, “believe,” “estimate,” “expect,” “anticipate,” “hopeful,” “should,” “may,” “will”, “could” and or the negatives of these terms or variations of them or similar terminology. They reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. Important factors that could cause actual results to differ materially from our expectations include, among others:  (i) the availability and cost of grain, (ii) fluctuations in gasoline prices, (iii) fluctuations in energy costs, (iv) competitive environment and related market conditions, (vi) our ability to realize operating efficiencies, (vii) the effectiveness of our hedging programs; (viii) access to capital and (ix) actions of governments. For further information on these and other risks and uncertainties that may affect our business, see Item 1. Business – Risks and Uncertainties

AVAILABLE INFORMATION

We make available through our web site (www.mgpingredients.com) under “Investors – Investor Relations”, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission.

iii

PART I

ITEM 1. BUSINESS

As used herein, unless the context otherwise requires, the terms “Company”, “we”, “us”, “our” and words of similar import  refers to the combined business of  MGP Ingredients, Inc. and its consolidated subsidiaries.

GENERAL INFORMATION

MGP Ingredients, Inc. is a Kansas corporation headquartered in Atchison, Kansas. It was incorporated in 1957 and is the successor to a business founded in 1941 by Cloud L. Cray, Sr.

The Company is a fully integrated producer of certain ingredients and distillery products and has two reportable segments, ingredients and distillery products. Ingredients consist of specialty ingredients, consisting primarily of specialty wheat starches and specialty wheat proteins for food and non-food applications, commodity ingredients, including commodity wheat starches and vital wheat gluten, and mill feeds. Distillery products consist of food-grade alcohol, including beverage alcohol and industrial alcohol, fuel alcohol, commonly known as ethanol, and distillers grain and carbon dioxide, which are by-products of our distillery operations.

We purchase wheat directly from local and regional farms and grain elevators and mill it into flour and mill feeds. We process the flour with water to extract vital wheat gluten, which we use primarily to process into specialty wheat proteins. Vital wheat gluten and most wheat protein products are dried into powder and sold in packaged or bulk form. We further process the starch slurry which results after the extraction of the gluten and wheat proteins to extract premium wheat starch, which we dry into powder and sell in packaged or bulk form, either as commodity wheat starch or, after further processing, as specialty wheat starch. We mix the remaining slurry with corn and/or milo and water and then cook, ferment and distill it into alcohol. We dry the residue of the distilling operations and sell it as a high protein additive for animal feed. Carbon dioxide which is produced during the fermentation process is trapped and sold. Mill feeds not used in the distilling operations are sold to feed manufacturers.

The principal locations at which we make our products are our plants located in Atchison, Kansas, and Pekin, Illinois. We also operate a facility in Kansas City, Kansas for the further processing and extrusion of wheat proteins and starches. Our principal subsidiaries are MGP Ingredients of Illinois, Inc., through which we own our Pekin facility, and Kansas City Ingredient Technologies, Inc., through which we operate our Kansas City facility.

FISCAL 2005 DEVELOPMENTS

Specialty Ingredients for Food Applications

After experiencing a significant increase in demand for low-carbohydrate products in the third and fourth quarters of fiscal 2004, we experienced a decline in sales of ingredients during fiscal 2005 as the low-carbohydrate diet trend slowed substantially. This decrease affected sales of our Fibersym™ line of resistant starches, our Arise® line of wheat protein isolates and, to a lesser extent, sales of our Wheatex® textured wheat proteins related to low-carb applications. Due to the decline in demand, during the third quarter we had to sell some of our specialty ingredients inventories at a loss and took a charge to our remaining inventories. At year end, our levels of sales for all these products were substantially below what we experienced at the end of fiscal 2004, although in the fourth quarter of fiscal 2005 sales of Wheatex® increased for the second consecutive quarter and sales of Fibersym™ resistant starch were almost even with the immediately preceding third quarter and up substantially compared to both the first and second quarters of the year.

In the first quarter of fiscal 2005, we entered into a business alliance with Cargill, Incorporated for the production and marketing of a new resistant starch called Fibersym™ HA that is derived from Cargill’s proprietary high amylose corn. This followed an arrangement we made with Penford Corporation pursuant to which Penford agreed to manufacture potato-based resistant starch for us. See – Strategic Relations, below. We had negotiated both arrangements during the period of high demand experienced in the prior fiscal year. Due to the decline in the low-carb market, our arrangement with Penford will result in an increase in inventories of our potato-based resistant starch, which we expect to work through by the end of December 2006. Although we originally hoped to introduce the Fibersym™ HA resistant corn starch into the market at the end of 2004, due to pending litigation, the sale and additional production of this product have been put on hold pending an analysis of certain patents, which we anticipate will be completed during the second quarter of fiscal 2006. See Item 3. Legal Proceedings.

In the fourth quarter of fiscal 2005, we resolved litigation that we had brought against Manildra Milling Corporation and affiliated entities for patent infringement. See Item 3. Legal Proceedings.

Specialty Ingredients for Non-Food Applications

Our unique line of protein-and starch-based resins, which are sold for use in the manufacture of pet chews and related treats, experienced substantial growth in fiscal 2005 compared to the prior year. In addition, in the fourth quarter of fiscal 2005, we completed previously announced equipment upgrades designed to expand our processing and packaging capabilities for retail-ready pet products.

Our specialty ingredients for personal care uses continues in a developmental phase, but we have strengthened our staffing to boost our sales capabilities. We hired a general manager in the fourth quarter of fiscal 2004 and have stepped up research and development activities to further build our portfolio of naturally-derived ingredients for this area.

Our plant-based biopolymers represent an emerging area of our business. This product line has been created for use in the production of biobased and bio-degradable plastic-like items which are eco-friendly. While commercialization of these biopolymers has begun, they continue to undergo further research and development as we explore additional enhancements to expand their functionality and use capabilities.

Through a lease/purchase agreement, in the fourth quarter of fiscal 2005 we assumed operations at a facility in Onaga, Kansas, which is presently used to manufacture wood composites. If we acquire the facility, we hope to upgrade the facility and utilize it for the production of our plant-based biopolymers for use in the manufacture of degradable and non-degradable plastic-like products. We have agreed to purchase the facility for $750,000 on or before September 30, 2005 if the seller, a bank, provides satisfactory evidence to us that it has clear title to the facility and meets certain other conditions.

Distillery Products

On March 4, 2004, our Board of Directors approved plans for the installation of new equipment for processing distillers feed at the Atchison distillery and the installation of new distillation equipment at the Pekin plant. The costs of the projects are estimated at $12 million and $4 million, respectively; both are scheduled for completion in the first quarter of fiscal 2006 and are expected to strengthen our ability to realize additional improvements in alcohol production efficiencies, especially in regard to energy usage. The new equipment at the Atchison distillery will also include new, state-of-the-art emission control technology that will help us to comply with government environmental standards.

FINANCIAL INFORMATION ABOUT SEGMENTS

Note 14 of our Notes to Consolidated Financial Statements set forth in Item 8 of this Report, which is incorporated herein by reference, includes information about sales, depreciation, income before income taxes and identifiable assets for the last three fiscal years by reportable segment.

BUSINESS STRATEGY

Our strategy in recent years has been to focus on the development and marketing of specialty  protein and starch products for use in unique market niches.  In July of 2001, we received the first $17.3 million out of a total of approximately $26 million under a Bush Administration program intended to enable U.S. manufacturers of gluten  to move forward in the face of subsidized and protected competition from the European Union. We received an additional $8.3 million after the start of fiscal 2003. See Note 18 in Notes to Consolidated Financial Statements included in Item 7 of this report. We have used the funds to pay certain capital, research, marketing and promotional costs incurred in developing products and markets for specialty wheat proteins derived from gluten and specialty wheat starch products. The principal products that we have introduced since 2001 include our Fibersym™ and FiberRite™ RW resistant starches and additions to our Wheatex® line of textured wheat proteins and our Arise® line of wheat protein isolates.

Since October, 2001, we have expended $31.3 million  to strengthen our production and sales capabilities for certain of our specialty wheat proteins and starches. The first project, completed in early fiscal 2003, involved installation of additional processing and drying equipment at our Atchison facility for the production of ingredients for bakery, pasta and noodle, and related food markets, both domestic and foreign. The cost of this project was offset by funds provided through the U.S. Department of Agriculture Commodity Credit Corporation program referred to above. During fiscal 2003, we started an expansion at our Kansas City facility to better accommodate current and long-term growth initiatives for our MGPI ChewtexTM line of wheat protein- and starch-based resins for pet industry product applications and, in another section of the facility, our Wheatex® line of textured wheat proteins for use in meat analog and meat extension applications as well as in certain grain-based food applications. In March 2004, we completed two separate expansion projects at our facility in Kansas City, Kansas. The combined cost of these projects amounted to approximately $5.5 million, a portion of which was offset by funds from the Commodity Credit Corporation program referred to above. In fiscal 2004, we spent $5.6 million to increase specialty wheat starch production capabilities at our Pekin and Atchison plants. This involved the installation of additional starch processing equipment at both plants. We completed an additional expansion project to increase Wheatex® production capacity at the Kansas City plant in September, 2004 at a cost of approximately $4.5 million. Projects to expand production and packaging capabilities for pet and biopolymer products was completed at the Kansas City facility in April, 2005 at a cost of approximately $5.5 million.

Certain of the projects described in the preceding paragraph were undertaken to increase our ability to produce specialty wheat proteins and starches in response to the spike in demand for low-carb products that occurred in the second half of fiscal 2004.  This spike has since subsided, and although we have seen recent improvements in sales of our Wheatex® and Fibersym™ products, we have significant excess capacity to grow our specialty ingredients business if the markets for such products improve further.

As a result of our change in focus, from fiscal 2001 to fiscal 2005 revenues from our specialty ingredients have increased from $32,918,000, or 14.4 percent of our total revenues, to $77,987,000, or 28.3 percent of our total revenues. Although we continue to produce gluten and commodity starch as by-products of our production of specialty wheat proteins and starches, the significance of these products to our business has substantially diminished over the past five years, declining from $44,751,000, or 19.5 percent, of our total revenues in fiscal 2001 to $13,464,000, or approximately 5 percent, of our total revenues in fiscal 2005.

Although the focus of our business has shifted toward increased emphasis on specialty ingredient sales, we continue in our pursuit of maintaining highly efficient alcohol production operations. We have rebuilt our Atchison distillery following a 2002 explosion. In addition, as noted above, our Board of Directors has approved plans for the installation of new equipment for processing distillers feed at the Atchison distillery and for the installation of new distillation equipment at the Pekin plant. Both projects are scheduled for completion in the first quarter of fiscal 2006.

We can produce food grade alcohol and ethanol at both locations, and depending on market conditions may change our production mix from time to time. Since early 2004, we have been placing increased emphasis at our Atchison facility on the production of high quality, high purity food grade alcohol for beverage and industrial applications, as opposed to fuel ethanol.

PRODUCT SALES

The following table shows our sales from continuing operations by each class of similar products during the past three fiscal years ended June 30, 2005, as well as such sales as a percent of total sales.

	PRODUCT GROUP SALES Year Ended June 30,
	2005		2004		2003
	(thousands of dollars)
	Amount	%	Amount	%	Amount	%
Ingredients:

Specialty Food Ingredients	$43,910	15.9	$60,904	22.5	$26,429	13.7
Specialty Non-Food Ingredients	34,077	12.4	24,354	9.0	15,306	8.0
Commodity Ingredients	13,464	4.9	13,749	5.1	14,698	7.6
Mill Feed and Other Mill Products	1,044	0.4	3,704	1.3	782	0.4
Total Ingredients	92,495	33.6	102,711	37.9	57,215	29.7

Distillery Products:

Food-grade Alcohol	$55,733	20.3	$36,817	13.6	$35,885	18.7
Fuel-grade Alcohol	99,241	36.1	102,005	37.7	74,615	38.8
Distillery By-products	27,708	10.0	29,140	10.8	24,657	12.8
Total Distillery Products	182,682	66.4	167,962	62.1	135,157	70.3
Net Sales	$275,177	100.0	$270,673	100.0	$192,372	100.0

Approximately 99 percent of our ingredient sales and 100 percent of our distillery sales are made directly or through distributors to manufacturers and processors of finished goods. Sales to customers are usually evidenced by short-term agreements that are cancelable within 30 days and under which products are usually ordered, produced, sold and shipped within 60 days. However, depending on market conditions, varying amounts of our fuel alcohol are sold under longer term contracts. During fiscal 2005, our five largest distillery products customers accounted for 31.9 percent of our consolidated revenues and our five largest ingredients products customers accounted for 17.6 percent of our consolidated revenues. Two customers, both fuel grade alcohol customers, each accounted for more than 10 percent of our consolidated revenues; BP Products North America, Inc. accounted for 11 percent of our consolidated revenues and Martin Oil Marketing, Ltd., accounted for  14 percent of our consolidated revenues.

INGREDIENTS

Ingredients consist primarily of specialty wheat starches and wheat proteins for food applications and  non-food applications, commodity starches and proteins, consisting of commodity wheat starches and vital wheat gluten, and mill feeds. In recent years, specialty products have accounted for a significant share of our total ingredient sales.  This primarily has been due to the following factors: product innovation through increased research and development, partnering with customers on product development,  increased capacity to produce these products, increased marketing efforts that have resulted in greater customer recognition, and a planned reduction in sales of commodity ingredients, most notably vital wheat gluten.

Specialty Ingredients

Specialty Wheat Starch. Wheat starch constitutes the carbohydrate-bearing portion of wheat flour. We produce a pure white premium wheat starch powder by extracting the starch from the starch slurry, substantially free of all impurities and fibers, and then by spray, flash or drum drying the starch. Premium wheat starch differs from low grade or B wheat starches, which are extracted along with impurities and fibers and are used primarily as a binding agent for industrial applications, such as the manufacture of charcoal briquettes. We do not produce low grade or B starches because our integrated processing facilities are able to process the slurry remaining after the extraction of premium wheat starch into alcohol, animal feed and carbon dioxide. Premium wheat starch differs from corn starch in its granular structure, color, granular size and name identification.

A substantial portion of our premium wheat starch is altered during processing to produce certain unique specialty wheat starches designed for special applications in niche markets. Our strategy is to market our specialty wheat starches in special market niches where the unique characteristics of these starches are better suited to a customer’s requirements for a specific use. We have developed a number of different specialty wheat starches, and continue to explore the development of additional starch products with the view to increasing sales of value-added specialty starches. We produce our Fibersym™ resistant starch, which has become one of our more popular specialty starches,  using a patented technology referred to below under Patents. We sell our specialty starches on a nationwide basis, primarily to food processors and distributors. In addition, we sell specialty starches for non-food applications in pet treat applications and the production of personal care and biopolymer products.

Our specialty wheat starches are used primarily for food applications as an additive in a variety of food products to affect their appearance, texture, tenderness, taste, palatability, cooking temperature, stability, viscosity, binding and freeze-thaw characteristics. Important physical properties contributed by wheat starch include whiteness, clean flavor, viscosity and texture. For example, our starches are used to improve the taste and mouth feel of cream puffs, éclairs, puddings, pie fillings, breadings and batters; to improve the size, symmetry and taste of angel food cakes; to alter the viscosity of soups, sauces and gravies; to improve the freeze-thaw stability and shelf life of fruit pies and other frozen foods; to improve moisture retention in microwavable foods; and to add stability and to improve spreadability in frostings, mixes, glazes and sugar coatings. We also sell our specialty starches for a number of non-food applications, which include pet, personal care and biopolymer products, and for use in the manufacture of adhesives, paper coatings, carbonless paper, and wall board.

Both commodity and specialty wheat starches compete primarily with corn starch, which dominates the United States starch market. However, the unique characteristics of wheat starch provide it with a number of advantages over corn and other starches for certain baking and other end uses. Our principal competitors in the starch market are Cargill Incorporated (primarily corn and tapioca starch), National Starch and Chemical Corporation (corn starch), Manildra Milling Corporation (wheat starch), Penford Corporation (potato starch), Archer-Daniels-Midland Company (wheat and other grain  starches) and various European companies.  Competition is based upon price, name, color and differing granular and chemical characteristics which affect the food product in which the starch is used. Specialty wheat starches usually enjoy a price premium over corn starches and low grade wheat starches. Commodity wheat starch price fluctuations generally track the fluctuations in the corn starch market. The specialty wheat starch market usually permits pricing consistent with costs which affect the industry in general, including increased grain costs. However, this is not always the case; during fiscal 2003, increases in grain and fuel prices outpaced market price increases in the specialty wheat starch market.

Specialty Wheat Proteins. In recent years, we began the development of a number of specialty wheat proteins for food and non-food applications. Specialty wheat proteins are derived from vital wheat gluten through a variety of proprietary processes which change the molecular structure of vital wheat gluten. Wheat proteins for food applications include gliadin, glutenin, products in the Wheatex®, HWG 2009TM , FPTM and Arise® series and Pasta Power TM. Non-food applications include wheat proteins designed for use primarily in pet product applications, cosmetics and personal care products and biopolymers that can be molded to form a variety of degradable and non-degradable plastic-like objects. Our specialty wheat proteins generally compete with other ingredients and modified proteins having similar characteristics, primarily soy proteins and other wheat proteins, with competition being based on factors such as functionality, price and, in the case of food applications, flavor. Our principal competitors in the specialty proteins market are Archer-Daniels-Midland Company (wheat and other grain proteins), The Solae Company (soy),Manildra Milling (gluten and wheat proteins), US Energy (gluten) and various European companies. Although a number of our specialty wheat proteins have been launched, some products are in the test marketing or development stage.

Specialty Ingredients for Food Applications

•                  Fibersym™ Resistant Starch series. These starches serve as a convenient and rich source of dietary fiber. Unlike traditional fiber sources like bran, our resistant starches possess a clean, white color and neutral flavor that allow food formulators to create a wide range of both traditional and non-traditional fiber enhanced products that are savory in both appearance and taste. Applications include pan breads, pizza crust, flour tortillas, cookies, muffins, pastries and cakes.

•                  Pregel™ Instant Starch series. Our Pregel starches perform as an instant thickener in bakery mixes, allowing fruit, nuts and other particles such as chocolate pieces to be uniformly suspended in the finished product. In coating systems, batter pick-up can be controlled for improved yield and consistent product appearance. Additionally, shelf-life can be enhanced due to improved moisture retention, allowing products to remain tender and soft over an extended storage period.

•                  Midsol™ Cook-up Starch series. These starches deliver increased thickening, clarity, adhesion and tolerance to high shear, temperature and acidity during food processing. Such properties are important in products such as soups, sauces, gravies, salad dressings, fillings and batter systems. Processing benefits of these starches also include the ability to control expansion in extruded breakfast cereals. In addition, they provide textural enhancement and moisture management in processed foods, especially during storage under frozen and refrigerated conditions.

•                  Arise® series. Our Arise® series of products consists of specialty wheat proteins that increase the freshness and shelf life of frozen, refrigerated and fresh dough products after they are baked. Certain ingredients in this series are also sold for use in the manufacture of high protein, lower net carbohydrate products.

•                  Wheatex® series. This series consists of texturized wheat proteins made from vital wheat gluten by changing it into a pliable substance through special processing. The resulting solid food product can be further enhanced with flavoring and coloring and reconstituted with water. Texturized wheat proteins are used for meat, poultry and fish substitutes, extenders and binders. Wheatex® mimics the textural characteristics and appearance of meat, fish and poultry products. It is available in a variety of sizes and colors and can be easily formed into patties, links or virtually any other shape the customer requires. Because of its neutral taste, Wheatex® will not alter flavors that are added to the product. It also has excellent water-binding capacities for the retention of natural meat juices. Wheatex® is presently being sold for applications in vegetarian and extended meat products.

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

•                  Pasta PowerTM. This is a specialty wheat protein that is a cost-effective replacement for whole eggs and egg whites and enhances the strength, texture, quality and functionality of fresh, frozen and flavored pasta products. The added strength enables the canning of pasta and its treatment with spices without significant deterioration of the noodle or other pasta products, such as canned spaghetti and similar products.

•                  FiberRite™ RW Resistant Starch. FiberRite™ RW  is a recently introduced product that boosts dietary fiber levels while also reducing fat content in such foods as breads, sweet goods, ice cream, yogurt, salad dressings, sandwich spreads and emulsified meats.

•                  HWG 2009.   This  is a lightly hydrolyzed wheat protein that is rich in peptide-bonded glutamine, an amino acid that counters muscle fatigue brought on by exercise and other physical activities. Applications include nutritional beverages and snack products.

Specialty Ingredients for Non-Food Applications

•                  MGPI Chewtex™ and MGPI Pet-Tex™ . MGPI Chewtex™, produced from wheat protein and wheat starch, is used as a commercial raw material for the production of pet treats and chews. We hold a U.S. Patent (No. 5,665,152) expiring in 2016 relating to the methods of grain protein-based solid articles that we use in the production of such products. MGPI Pet-Tex™ is our textured wheat protein that is produced and sold for use in pet food products.

•                  Cosmetics and Personal Care Proteins and Starches.

•                  Specialty wheat proteins for personal care product applications include proteins that have been hydrolyzed or otherwise altered to become soluble in water and other liquids. This enables their use in such applications as shampoos, conditioners, styling aids, skin lotions and similar products. These include:

•                  Foam Pro®, a hydrolyzed wheat protein that has been developed as a foam booster to naturally enhance detergent systems such as shampoos, liquid hand soaps and bath and shower gels;

•                  Aqua Pro® Select WAA, a solution of amino acids produced from natural wheat proteins that helps provide excellent moisturizing and film forming properties in both hair and skin systems;

•                  Aqua Pro®  WP, an additive for shampoo that helps repair damaged hair and improves shine, luster and smoothness;

•                  Aqua Pro®  QWL, which enhances the functionality of hair conditioners;  and

•                  Omni-Smooth®, which is a natural skin tightening agent used in anti-wrinkle treatments.

•                  Specialty wheat starches for personal care and cosmetics applications include the following:

•                  Skin FlowTM, a hydrophobic starch powder that helps reduce the oily or greasy feeling in creams and lotions, leaving a silky, soft product; and

•                  MGPI Cosmogel®, a highly refined wheat starch that can replace talc in a number of applications, including eye shadows, body powders, blushes, deodorants and anti-perspirants.

•                  MGPI TerratekTM. MGPI TerratekTM protein and starch resins are our environmentally-friendly biopolymers that can be molded to produce a variety of formed objects. Applications include disposable eating utensils, golf tees, food and feed containers and similar type vessels, as well as non-degradable hard plastic-like products.

Commodity Ingredients

Commodity Wheat Starch. In addition to specialty wheat starches, our premium wheat starches include commodity wheat starches. As is the case with specialty wheat starches, commodity wheat starches have both food and non-food applications, but such applications are more limited than those of specialty wheat starches and commodity wheat starches sell for a lower price in the marketplace. As noted above, commodity wheat starches compete primarily with corn starches, which dominate the marketplace, and commodity wheat starch price fluctuations generally track the fluctuations in the corn starch market.

Vital Wheat Gluten. Vital wheat gluten is a free-flowing light tan powder which contains approximately 75 percent to 80 percent protein. When we process flour to derive starch, we also derive vital wheat gluten.  Vital wheat gluten is added by bakeries and food processors to baked goods, such as breads, and to pet foods, cereals, processed meats, fish and poultry to improve the nutritional content, texture, strength, shape and volume of the product. The neutral flavor and color of wheat gluten also enhances, but does not change, the flavor and color of food. The cohesiveness and elasticity of the gluten enables the dough in wheat and other high protein breads to rise and to support added ingredients, such as whole cracked grains, raisins and fibers. This allows the baker to make an array of different breads by varying the gluten content of the dough. Vital wheat gluten is also added to white breads, hot dog buns and hamburger buns to improve the strength and cohesiveness of the product.

Gliadin and Glutenin are the two principal components that make up vital wheat gluten. Our patented process enables the separation of glutenin and gliadin for a variety of end uses without the use of alcohol, which has been the traditional method of separating the two. Glutenin, a large molecule responsible for the elastic character of vital wheat gluten, increases the strength of bread dough, improves the freeze-thaw characteristics of frozen dough and may be used as a functional protein source in beef jerky-type products, as well as in meat extension. Gliadin, the smaller of the two molecules, is soluble in water and other liquids, including alcohol, and is responsible for the viscous properties of wheat gluten. Those characteristics make it ideal to improve the texture of noodles and pastas. Gliadin is also used in a number of cosmetics and personal care products described above under Specialty Ingredients for Non-Food Applications.

We produce vital wheat gluten from modernized facilities at the Atchison and Pekin plants. Because of the depressed market for vital wheat gluten that has resulted from subsidized foreign imports, we generally only sell vital wheat gluten that we are not able to further process into specialty wheat proteins.  Gluten is shipped throughout the continental United States in bulk and in 50 to 100 pound bags to distributors and also is sold directly to major food processors and bakeries.

Vital wheat gluten is considered a commodity, and therefore competition is based primarily upon price. Our principal competitors in the U.S. vital wheat gluten market consist primarily of three other domestic producers and producers in the European Union, Australia and certain other regulated countries (the “Foreign Exporters”). Because of subsidies and other protective measures afforded certain Foreign Exporters by their host governments, we are not able to profitably compete with the Foreign Exporters and generally only produce gluten as a by-product in our production of specialty starches and proteins.

Mill Feed and Other Mill Products

We own and operate a flour mill at the Atchison plant. The mill’s output of flour is used internally to satisfy a majority of the raw material needed for the production of our ingredients products.

In addition to flour, the wheat milling process generates mill feeds or “midds.”  Midds are sold to processors of animal feeds as a feed additive.

DISTILLERY PRODUCTS

Our Atchison and Pekin plants process corn and/or milo, mixed with the starch slurry from starch and gluten processing operations, into food-grade alcohol, fuel-grade alcohol, distiller’s feed and carbon dioxide.

Food-grade alcohol consists of beverage alcohol and industrial food-grade alcohol that are distilled to remove impurities. Fuel-grade alcohol, or “ethanol,” is grain alcohol that has been distilled to remove all water to yield 200 proof alcohol suitable for blending with gasoline.

On September 13, 2002, an explosion at the Atchison plant caused significant damage to our distillery operations at that location. Damage to the distillery was major, affecting operations throughout fiscal 2003 and the first half of fiscal 2004. Since the completion of reconstruction following the 2002 explosion, the majority of the Atchison distillery’s capacity has been dedicated to the production of high quality, high purity food grade alcohol for beverage and industrial applications. The majority of the Pekin distillery’s capacity is dedicated to the production of fuel ethanol.

Food-grade Alcohol

Beverage Alcohol. Food-grade beverage alcohol consists primarily of grain neutral spirits and gin. Grain neutral spirits and gin are sold in bulk quantities at various proof concentrations to bottlers and rectifiers, which further process the alcohol for sale to consumers under numerous labels.

We believe that in terms of fiscal 2005 net sales, we are one of the three largest bulk sellers of food grade alcohol in the United States. Our principal competitors in the beverage alcohol market are Grain Processing Corporation of Muscatine, Iowa and Archer-Daniels-Midland Company of Decatur, Illinois. Competition is based primarily upon price and service factors.

Industrial Alcohol. We market food-grade alcohol which is not sold as beverage alcohol as food-grade industrial alcohol. We sell food-grade industrial alcohol for use as an ingredient in foods (e.g., vinegar and food flavorings), personal care products (e.g., hair sprays and deodorants), cleaning solutions, biocides, insecticides, fungicides, pharmaceuticals, and a variety of other products. Although grain alcohol is chemically the same as petroleum-based or synthetic alcohol, certain customers prefer a natural grain-based alcohol. We sell food-grade industrial alcohol from both of our Atchison and Pekin plants in tank truck or rail car quantities direct to a number of industrial processors.

We are a minor competitor in the total United States market for food-grade industrial alcohol. Our principal competitors are Grain Processing Corporation of Muscatine, Iowa and Archer-Daniels-Midland Company of Decatur, Illinois. Competition is based primarily upon price, service and quality factors. Food-grade industrial alcohol prices generally follow price trends for synthetic industrial alcohol.

Fuel-grade Alcohol

Fuel-grade alcohol, which is commonly referred to as ethanol, is sold primarily for blending with gasoline to increase the octane and oxygen levels of the gasoline. As an octane enhancer, ethanol can serve as a substitute for lead and petroleum-based octane enhancers. As an oxygenate, ethanol has been used in gasoline to meet certain environmental regulations and laws relating to air quality by reducing carbon monoxide, hydrocarbon particulates and other toxic emissions generated from the burning of gasoline (“toxics”). Because ethanol is produced from grain, a renewable resource, it also provides a fuel alternative that tends to reduce the country’s dependence on foreign oil.

The cost of producing ethanol has historically exceeded the cost of producing gasoline and gasoline additives. Accordingly, to encourage the production of ethanol for use in gasoline, the Federal government and various states have enacted tax and other incentives designed to make ethanol competitive with gasoline and gasoline additives. Under the internal revenue code, and until the end of 2010, gasoline that has been blended with ethanol provide sellers of the blend with certain credits or payments that amount to $0.51 per gallon of ethanol with a proof of 190 or greater that is mixed with the gasoline. Although these benefits are not directly available to us, it allows us to sell our ethanol at prices which are competitive with less expensive additives and gasoline.

Since fiscal 2001, we have benefited directly from a program initiated in December, 2000 by the U.S. Department of Agriculture to provide a cash incentive for ethanol producers who increase their grain usage over comparable quarters in the prior year to raise fuel alcohol production. We presently satisfy the program’s eligibility requirements and began receiving payments in the third quarter of fiscal 2001. We received payments of approximately $1.6 million in fiscal 2001, approximately $4.1 million in fiscal 2002, approximately $3.2 million in fiscal 2003, approximately $4.0 million in fiscal 2004 and approximately $429,000 in fiscal 2005 under this program. Our eligibility to participate in the program is determined quarter to quarter, and we expect that funds received under this program in fiscal 2006 will be less than we received in fiscal 2005. The program extends through September 2006, with funding determined annually.

Because of concerns over MTBE, state and federal policies promoting cleaner air and state and federal production incentives and tax programs, the ethanol industry has grown substantially in recent years. The Renewable Fuels Association (“RFA”) recently estimated that approximately one-third of all gasoline used in the United States is blended with ethanol and that in 2004, domestic ethanol production reached 3.41 billion gallons, a 21 percent increase over 2003 production levels. RFA also estimates that at June 30, 2005, the combined capacity of existing facilities and facilities under construction was 4.9 billion gallons.

According to information published by the Renewable Fuels Association, at June 30, 2005, there were 85 ethanol production facilities in the United States and approximately 19 more then under construction. The majority of these facilities are located in the Midwestern corn producing states. The fuel-grade alcohol market is dominated by Archer-Daniels-Midland Company, with our Company being among the smaller of a few other larger second-tier ethanol producers. We compete with other producers of fuel-grade alcohol on the basis of price and delivery service.

On August 8, 2005, President Bush signed the Energy Policy Act of 2005 (“Energy Act”), a comprehensive energy bill that includes a provision for establishing a renewable fuels standard. The Energy Act provides for the adoption within a year of regulations whose purpose, subject to other provisions of the Energy Act,  will be to ensure that gasoline sold or introduced into commerce in the continental United States contains on an annual average basis 4.0 billion gallons of renewable fuel commencing in 2006 and increasing incrementally to 7.5 billion gallons in 2012. For this purpose, in addition to grain based ethanol that we make, renewable fuels also includes cellulosic biomass ethanol, biodiesel, and other motor vehicle fuel that is produced from biomass such as starch, sugarcane, sugar beets or potatoes as well as natural gas produced from a biogas source, such as a landfill, that is used to replace or reduce the quantity of fossil fuel present in a fuel mixture used to operate a motor vehicle. Each gallon of cellulosic biomass ethanol will count as 2.5 gallons of renewable fuel under the renewable fuel volume requirements.

Although we believe the future for ethanol remains promising, there can be no assurance that the use of renewable fuels will increase as contemplated by the Energy Act or that ethanol prices will improve as a result of this new law. For example, the Energy Act provides for administrative waivers of its requirements if it is determined that implementation would severely harm the economy of a State or region or the United States or if, after an assessment to be made within 6 months,  it is determined that the renewable fuel requirement will have a significant adverse impact on consumers in 2006 on a national, regional or state basis. Also, industry capacity may already exceed the level of renewable fuels mandated through 2007 in the Energy Act, and the Act encourages further expansion of the industry. If that expansion occurs at a more rapid pace than the schedule for implementing the renewable fuels standard, ethanol prices could be affected.

Distillery By-Products

The bulk of fiscal 2005 sales of alcohol by-products consisted of distillers feeds. Distillers feeds are the residue of corn, milo and wheat from alcohol processing operations. The residue is dried and sold primarily to processors of animal feeds as a high protein additive. We compete with other distillers of alcohol as well as a number of other producers of animal food additives in the sale of distillers feeds and mill feeds.

The balance of alcohol by-products consists primarily of carbon dioxide. During the production of alcohol, we trap carbon dioxide gas that is emitted in the fermentation process. The gas is purchased and liquefied on site by three principal customers, one at the Atchison Plant and two at the Pekin Plant, who own and operate the carbon dioxide processing and storage equipment under long term contracts with us. The liquefied gas is resold by these processors to a variety of industrial customers and producers of carbonated beverages.

PATENTS

We are involved in a number of patent-related activities. For at least the past five years, we have regularly been filing patent applications to protect a range of inventions made in our expanding research and development efforts, including inventions relating to applications for our products. Our most significant patents or patent licenses are described below.

In 2003, we licensed, on an exclusive basis, certain patented technology from The Kansas State University Research Foundation relating to United States Patent 5,855,946, which describes and claims processes for making food-grade starches resistant to alpha-amylase digestion, as well as products and uses for the resistant starches. The license relates to products derived from plant-based starches and is a royalty-bearing, worldwide license whose term, subject to termination for material, uncured breaches or bankruptcy, extends until the patent rights expire in 2017. Royalties generally are based on net sales. The patent rights relate to the referenced U.S. patent and any corresponding foreign patent application, which has been filed in Australia. Under the license, we can make, have made, use, import, offer for sale, and sell licensed products within the scope of a claim of the patent rights or which are sold for a use within the scope of the patent rights and may, with approval of the licensor, grant similar rights to sublicensees.

We hold a U.S. Patent (No. 5,665,152) expiring in 2016 relating to the methods of grain protein-based solid articles that we use in the production of pet chew products.

We hold U.S. Patent 5,610,277 expiring in 2015 relating to the alcohol-free wet extraction of gluten dough into gliadin and glutenin.

RESEARCH AND DEVELOPMENT

During the last three fiscal years, we have spent an aggregate of $7.3 million on research and development activities, all in the ingredients segment, as follows:  2005-$3.0 million; 2004-$2.4 million; and 2003-$1.9 million.

SEASONALITY

Our sales subsequent to 2002 have not been seasonal except for variations affecting beverage alcohol. Food-grade alcohol sales tend to peak in the fall as beverage alcohol distributors order stocks for the holiday season.

TRANSPORTATION

Our output is transported to customers by truck, rail and barge transportation equipment, most of which is provided by common carriers. We lease 376 rail cars, which may be dispatched on short notice. We offer customers shipment by barge through barge loading facilities on the Illinois River. We own the barge facility on the Illinois River, which is adjacent to our Pekin plant.

RAW MATERIALS

Our principal raw material is grain, consisting of wheat, which is processed into all of the products that we manufacture, and corn and milo, which are processed into alcohol, animal feed and carbon dioxide. We purchase grain directly from surrounding farms, primarily at harvest time, and throughout the year from grain elevators. To assure supplies, we may enter into contracts to take future delivery within 30 days. These are fixed price contracts which are based on prices of future contracts and specify the amount, type and class of grain and the price. We can call for delivery at any time within thirty days of the contract. We do not have any long-term contracts with any raw materials suppliers.

Historically, the cost of grain is subject to substantial fluctuations depending upon a number of factors which affect commodity prices in general, including crop conditions, weather, government programs and purchases by foreign governments. Such variations in grain prices have had and are expected to have from time to time significant adverse effects on the results of our operations. This is primarily due to a variety of factors. Fuel grade alcohol prices, which historically have tracked the cost of gasoline, do not usually adjust to rising grain costs. Similarly, prices of commodity wheat starches generally track the prices of corn starch and usually do not adjust to rising wheat prices. It is difficult for us to compensate for increases in grain costs through adjustments in prices charged for our vital wheat gluten due to subsidized European Union wheat gluten, whose artificially low prices are not affected by such costs.

During fiscal 2005, market prices for grain declined. The average price that we paid  per bushel for corn  decreased 15.5 percent in fiscal 2005 compared to fiscal 2004, while the average price for a bushel of wheat that we paid decreased 2 percent from the same period.

We engage in the purchase of commodity futures to hedge economic risks associated with fluctuating grain and grain products prices. During fiscal 2005, we hedged approximately 41 percent of corn processed, compared to 43 percent in 2004. Of the wheat that we processed in fiscal 2005, none was hedged compared to 33 percent in fiscal 2004. The contracts are accounted for as hedges and, accordingly, gains and losses are deferred and recognized in cost of sales as part of contract costs when contract positions are settled and related products are sold. For fiscal 2005, raw material costs included a net hedging loss of approximately $3.5 million on contracts settled during the year compared to a net hedging gain of $1.0 million for fiscal 2004. See Item 7A - Quantitative and Qualitative Disclosures About Market Risk.

ENERGY

Because energy comprises a major cost of operations, we seek to assure the availability of fuels for the Pekin and Atchison plants at competitive prices.

We use natural gas to operate boilers that we use to make steam heat. We procure natural gas for the Atchison plant in the open market from various suppliers. We can purchase contracts for the delivery of gas in the future or can purchase future contracts on the exchange. Depending on existing market conditions, we have the ability to transport the gas through a gas pipeline owned by a wholly-owned subsidiary. In Pekin, we can either procure natural gas through Central Illinois Light Company or through other suppliers. We have a multi-year agreement with Central Illinois Light Company expiring no earlier than 2009 under which the utility will transport gas to our Pekin plant on the utility’s pipeline. We may purchase gas from Central Illinois Light Company on a negotiated basis or on a fixed price basis for up to 24 months. In order to control energy costs, we have a risk management program whereby, at pre-determined prices, we will purchase a portion of our natural gas requirements for future delivery.

In 1995, we entered into a long-term arrangement with Central Illinois Light Company and its subsidiary, CILCORP Development Services Inc. (collectively “CILCO”), with respect to our Pekin, Illinois plant. Under the arrangement, we have leased a portion of our plant facility to CILCO for a term ending in December, 2009. CILCO constructed a new gas fired electric and steam generating facility on ground leased from us and agreed to provide steam heat to the Pekin plant. If we fail to renew the lease for 19 years at the end of the lease term, we must pay CILCO the book value of the boiler plant and cogeneration facility, which we estimate will be $10.6 million. Under a related steam heat service agreement, we have agreed to purchase our requirements for steam heat from CILCO until at least December 2009. Either party may terminate the service agreement at the end of the initial term or thereafter upon two years notice. Also, if gas prices have risen to a level such that operating a steam facility with alternative fuel would be more attractive and the payback period for a new facility would be five years or less, we may terminate the service agreement prior to the end of the initial term upon two years notice by making a specified payment to CILCO, currently approximately $984,000. We must make adjustable minimum monthly payments over the term of the service agreement, currently $130,000, with declining fixed charges for purchases in excess of minimum usage, and are responsible for fuel costs and certain other expenses. However, CILCO also uses the boilers to run electric generating units that it constructed on the leased site and pays us for a portion of the fuel costs that we incur for the production of steam, based on savings realized by CILCO from electricity generated at the facility.

We also have a contract, which expires in December 2006, to purchase electricity from Central Illinois Light Company at fixed rates.

EMPLOYEES

As of June 30, 2005, we had 479 employees, 275 of whom are covered by collective bargaining agreements with one labor union. One agreement, which expires on August 31, 2008, covers 167 employees at the Atchison Plant. Another agreement, which expires on October 31, 2007, covers 85 employees at the Pekin plant. We are negotiating a collective bargaining agreement with employees at our Kansas City facility which will cover 23 employees. As of June 30, 2004, we had 500 employees.

We consider our relations with our personnel to be good and have not experienced a work stoppage since 1978.

REGULATION

Our beverage and industrial alcohol business is subject to regulation by the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) and the alcoholic beverage agencies in the States of Kansas and Illinois. Such regulation covers virtually every aspect of our alcohol operations, including production facilities, marketing, pricing, labeling, packaging, and advertising. Food products are also subject to regulation by the Food and Drug Administration. TTB regulation includes periodic TTB audits of all production reports, shipping documents, and licenses to assure that proper records are maintained. We are also required to file and maintain monthly reports with the TTB of alcohol inventories and shipments.

We are subject to extensive environmental regulation at the federal, state and local levels. The regulations include the regulation of water usage, waste water discharge, disposal of hazardous wastes and emissions of volatile organic compounds, nitrogen oxides, sulfur dioxides, particulates and other substances into the air. Under these regulations we are required to obtain operating permits and to submit periodic reports to regulating agencies. For the

Atchison and Kansas City, Kansas plants, the air quality is regulated by both the U.S. Environmental Protection Agency (“USEPA”) and the Division of Environment of the Kansas Department of Health and Environment (the “KDHE”). The KDHE regulates all air emissions. We also were required to obtain a Class I air operating permit from the KDHE and must obtain KDHE approval to make plant alterations that could modify the emission levels. The KDHE also regulates the discharge water quality at the Atchison plant. This includes process water, non-contact water and storm water. We monitor process water and non-contact water discharge on a daily basis and submit monthly reports to the KDHE documenting the test results from these water discharges. The USEPA and KDHE also monitor hazardous waste disposal for the Atchison and Kansas City plants. We also are required to submit annual reports pursuant to the Kansas and Federal Emergency Planning Community Right-to-Know Acts. Local officials, such as the local emergency planning committees in the Atchison and Kansas City communities, also receive copies of these annual reports.

Similar environmental regulations apply to the Pekin, Illinois facility. Air quality at the Pekin plant is regulated by both the USEPA and the Illinois Environmental Protection Agency (the “IEPA”). The IEPA regulates all air emissions. We have permits to make certain emissions, and the IPEA has the right to do on-site testing to verify that emissions comply with these permits. Also, the IEPA regulates waste water, cooling water and storm water discharge at the Pekin plant. We test wastewater effluent quality twice each week and file monthly reports with the IEPA. We also file an Annual Emissions Report and a Toxic Release Inventory annually with the IEPA. The Pekin facility is also required to submit periodic reports pursuant to the Illinois and Federal Emergency Planning Community Right-to-Know Acts.

During 1997, the IEPA commenced an action against our Illinois subsidiary with respect to alleged noncompliance of the Pekin Plant with certain air quality regulations. In 2002, the USEPA began an enforcement initiative relating to air emissions standards, focusing on all ethanol producers in its Midwestern region. We have been in contact with the USEPA, the IEPA and the KDHE about our Atchison and Pekin facilities. As a result of these proceedings, which are further described under Item 3. Legal Proceedings, and a desire to make our operations more efficient, we anticipate that we could be making capital expenditures of from $2.0 million to $10.0 million at the Pekin facility. We could comply with environmental requirements in Pekin by only installing necessary pollution control equipment to an existing dryer, which we expect would cost approximately $2 million. However, we might elect instead to install a new, emission-controlled dryer/evaporator system that would both address regulatory requirements and increase plant efficiency, which we anticipate would increase our cost to approximately $10 million. We currently are installing such an emission-controlled dryer in Atchison that we will use to process distillers feed at an estimated cost of $12 million, and may be required to make additional capital expenditures of $2 to $4 million for new boilers and emission controls to bring our Atchison facilities into compliance with applicable standards. We expect that any settlements of these matters will provide for phased schedules to implement the modifications, which could extend for periods of months to a year or two depending on the modifications. Depending on settlement terms, additional expenditures may be required.

STRATEGIC RELATIONSHIPS

On July 12, 2004, we entered into a business alliance with Cargill, Incorporated for the production and marketing of a new resistant starch called Fibersym™ HA that is derived from high amylose corn. Under this alliance, which has an initial term of five years, Cargill will manufacture Fibersym™ HA under United States patient 5,855,946, which has been licensed exclusively to us. The new starch will be marketed by both companies under the Fibersym™ brand name with all revenues from such sales recognized by us. We and Cargill will share profits from sales of the new product. In connection with the arrangement for the new corn product, we also granted Cargill an exclusive, royalty bearing sublicense to use the patented process for the life of the patent in the production of tapioca-based starches for use in food products. We also agreed that if we determined to use the patented process to produce starches derived from other types of corn or to have a third party make product under the patent from other plant sources (other than wheat or potato), we would offer Cargill an opportunity to participate with us. We understand that Cargill has started to market its tapioca-based starch product under the sublicense from us. As part of the transactions mentioned above, we licensed Cargill to use the technology disclosed and claimed in certain patent applications relating to uses for the patented resistant starch. We believe that the arrangements with Cargill are subject to termination if the high amylose product should be determined to be commercially unviable, although Cargill might contest our right to terminate the arrangements on this ground.

Although we originally hoped to introduce Fibersym™ HA starch into the market at the end of 2004, due to pending litigation, the sale and additional production of the product have been put on hold pending an analysis of certain patents, which we anticipate will be completed during the second quarter of fiscal 2006. See Item 3. Legal Proceedings – Other matters.

To complement offerings in our Fibersym™ resistant starch line, in the fourth quarter of fiscal 2004 we began marketing a new potato-based resistant starch, Fibersym™ 80 ST, for use in fiber enhanced and reduced carbohydrate food applications. The ingredient is being produced for us by Penford Corporation, using patented processes described in United States patent 5,855,946 and licensed exclusively to us by KSURF. Under our agreement with Penford, we were required to purchase $6.2 million of product during fiscal 2005. Penford extended our period for taking delivery through August of 2005; although we expect this agreement to result in an excess of inventories of the potato-based resistant starch for a period of time due to the slowdown in the low carb market that occurred after we entered the agreement, we anticipate that we will be able to work through these inventories by the end of December 2006.

RISKS AND UNCERTAINTIES

Our business is subject to certain risks and uncertainties. The following identifies those which we consider to be most important.

The availability and cost of agricultural products that we use in our business are subject to weather and other factors beyond our control.

In fiscal 2005, approximately 44 percent of our costs of goods sold were for grain,  principally wheat, corn and milo. Historically, the cost of grain is subject to substantial fluctuations depending upon a number of factors which affect commodity prices in general, including crop conditions, weather, government programs and purchases by foreign governments. Such variations in grain prices have had and are expected to have from time to time significant adverse effects on the results of our operations, as prices for fuel grade alcohol and commodity wheat starches and gluten do not usually adjust to rising grain prices. We engage in the purchase of commodity futures to hedge economic risks associated with fluctuating grain prices. Despite these hedging activities, we may not be successful in limiting our exposure to market fluctuations in the cost of grain.

Our profitability is affected by the cost of natural gas.

Natural gas comprised approximately 16.2 percent of our costs of goods sold in fiscal 2005. We use natural gas extensively in our operations and the price of natural gas fluctuates,  based on anticipated changes in supply and demand, weather and the prices of alternative fuels. We are not always able to pass on increases in energy costs to our customers, and margins and profitability have been and  could continue to be adversely affected by fluctuations in the price of natural gas.

Volatile gasoline prices affect our profitability.

The price of fuel grade alcohol, or ethanol as it is commonly known, has some relation to the price for gasoline. The price of fuel grade alcohol tends to increase as the price of gasoline increases, and the price for fuel grade alcohol tends to decrease as the price of gasoline decreases. Changes in gasoline prices will likely also lead to changed prices for fuel grade alcohol  and  could affect our operating results.

The loss of major customer could have an adverse effect on our results of operations.

During fiscal 2005, our five largest distillery products customers accounted for 31.9 percent of our consolidated revenues, and our five largest ingredients customers accounted for an aggregate of 17.6 percent of our consolidated revenues. If we lost one or more of our major customers, or if one or more of our customers significantly reduced its orders, sales and results of operations could be adversely affected.

The rapid growth of production capacity in the ethanol industry creates some market uncertainly for the ethanol industry.

Approximately 54 percent of our fiscal 2005 distillery products sales were fuel grade alcohol, or ethanol. The ethanol industry continues to grow and there is significant competition among ethanol producers. At June 30, 2005,  existing construction at new and expanding ethanol plants was predicted to increase ethanol production capacity by approximately 1.0 billion gallons per year. This would increase the existing nationwide production capacity by approximately 25 percent. We expect this increase in capacity to continue in the near future. We cannot determine what effect this increase in production will have upon the demand or price of ethanol. At a minimum, this increased capacity creates some uncertainty for the ethanol industry.

Although we believe that there will be an increase in the demand for ethanol in the future as a result of the adoption of the Energy Policy Act of 2005, we cannot provide any assurance or guarantee that there will be any material or significant increases in the demand for ethanol. If the production of ethanol exceeds either the demand for ethanol or the petroleum industry’s ability to blend ethanol with gasoline, then the price of ethanol would be expected to fall, and such a fall in ethanol prices could be significant. In that case, our revenues could decrease.

The increased production of ethanol could have other adverse effects as well. For example, the increased production will also lead to increased supplies of by-products from the production of ethanol, such as distillers feed. Those increased supplies could lead to lower prices for those by-products. Also, the increased production of ethanol could result in increased demand for corn, which could in turn lead to higher prices for corn, resulting in higher costs of production and lower revenues.

Federal regulations concerning tax incentives could expire or change which could reduce our revenue.

To encourage the production of ethanol for use in gasoline, the Federal government has enacted tax and other incentives designed to make ethanol competitive with gasoline and gasoline additives. Under the internal revenue code, and until the end of 2010, gasoline that has been blended with ethanol provides sellers of the blend with certain credits or payments that amount to $0.51 per gallon of ethanol with a proof of 190 or greater that is mixed with the gasoline.

These federal tax benefits are important to the ethanol industry and our business. Such benefits have supported a market for ethanol that might disappear without the credit. These benefits are scheduled to expire in 2010 and  may not continue beyond their scheduled expiration date or, if they continue, the incentives may not be at the same level. The revocation or amendment of these benefits could adversely affect the future use of ethanol in a material way, and we cannot guarantee that these benefits will be continued. If the federal ethanol tax incentives are eliminated or sharply curtailed, the demand for ethanol may decrease and our business may be materially adversely affected.

We are subject to extensive regulation, and compliance with existing or future laws and regulations may require us to incur substantial expenditures or require us to make product recalls.

We are subject to a broad range of federal, state, local and foreign laws and regulations intended to protect public health and the environment. Our operations are also subject to regulation by various federal agencies, including the Alcohol and Tobacco Tax Trade Bureau, the Occupational Safety and Health Administration, the Food and Drug Administration and the Environmental Protection Agency, and by various state and local authorities. Such regulation covers virtually every aspect of our operations, including production facilities, marketing, pricing, labeling, packaging, advertising, water usage, waste water discharge, disposal of hazardous wastes and omissions and other matters. Violations of any of these laws and regulations may result in administrative, civil or criminal penalties being levied against us, permit revocation or modification, performance of environmental investigatory or remedial activities, voluntary or involuntary product recalls, or a cease and desist order against operations that are not in compliance. These laws and regulations may change in the future and we may incur material costs in our efforts to comply with current or future laws and regulations or to effect any product recalls. These matters may have a material adverse effect on our business. See Item 1. Business-Regulation and Item 3. Legal Proceedings where we discuss current environmental proceedings in which governmental agencies are seeking fines from us and requiring significant capital expenditures.

We may require significant cash flow to make capital expenditures and pay our debt.

Over the course of the next few years we may need to make substantial capital expenditures. Although some of these would be discretionary, we expect others will be required to comply with environmental regulations. See – Regulation, Item 3. Legal Proceeding and Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital Expenditures. In addition, in the short term we may need to prepay or refinance some of our long term indebtedness if one of our lenders remains unwilling to amend certain covenants relating to that indebtedness. See Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations. We anticipate that we will require additional long term financing to meet certain of these requirements, but have not determined the amount, type or source of such financing. We cannot assure you that we will be able to arrange such financing on favorable terms, if at all.

Hedging transactions involve risks that could harm our profitability.

In an attempt to minimize the effects of the volatility of corn and wheat costs on operating profits, we take hedging positions in corn and wheat futures markets. Hedging means protecting the price at which we buy corn and wheat and the price at which we sell our products in the future. It is a way to attempt to reduce the risk caused by price fluctuation. The effectiveness of such hedging activities is dependent upon, among other things, the cost of corn and wheat and our ability to sell sufficient amounts of products to utilize all of the grain subject to futures contracts. Although we attempt to link hedging activities to sales plans and pricing activities, such hedging activities can themselves result in costs because price movements in grain contracts are highly volatile and influenced by many factors beyond our control.

The use of certain commodity contracts reduces our ability to take advantage of short-term reductions in raw material costs. If one or more of our competitors is able to reduce their costs by taking advantage of any reductions in raw material costs, we may face pricing pressures from these competitors and may be forced to reduce our selling prices or face a decline in sale volumes, either of which could have a material adverse effect on our business, results of operations and financial condition.

If we lose certain key personnel, we may not be successful.

We rely on the continued services of key personnel involved in management, product development, sales, manufacturing and distribution, and, in particular, upon the efforts and abilities of our executive management team. The loss of service of any of the members of our executive management team could have a material adverse effect on our business, financial condition and results of operations. We do not have key personnel life insurance covering any of our employees.

Work stoppages at our facilities could have a material adverse effect on the profitability of our business.

Most of our work force is unionized. If our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations, which could have a material adverse effect on us.

We may suffer future impairment losses.

We review long-lived assets if events or circumstances indicate that usage may be limited and carrying values may not be recoverable. See Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies”  Should events indicate such assets cannot be used as planned, whether because of saturated markets, overcapacity or other causes, we could be required to recognize an impairment loss.

Lenders may require us to abide by restrictive loan covenants that may hinder our ability to operate and reduce our profitability.

The loan agreements governing our debt contain a number of restrictive affirmative and negative covenants. These covenants limit our ability to, among other things:

•                                          incur additional indebtedness;

•                                          pay dividends to stockholders;

•                                          make various investments;

•                                          create liens on our assets; or

•                                          merge or consolidate or dispose of all or substantially all of our assets.

We also are required to maintain specified financial ratios, including a current ratio, minimum consolidated tangible net worth, debt to tangible net worth and a fixed charge coverage ratio. A breach of any of these covenants or requirements could result in a default under our debt agreements. As an example, if we default, and if such default is not cured or waived, a lender could, among other remedies, accelerate our debt and declare that such debt is immediately due and payable. If this occurs, we may not be able to repay such debt or borrow sufficient funds to refinance. Even if new financing is available, it may not be on terms that are acceptable. No assurance can be given that our future operating results will be sufficient to achieve compliance with such covenants and requirements, or in the event of a default, to remedy such default.

Common stockholders have limited rights under our Articles of Incorporation.

Under our Articles of Incorporation, holders of our Preferred Stock are entitled to elect five of our nine directors and only holders of our Preferred Stock are entitled to vote with respect to a merger, dissolution, lease, exchange or sale of substantially all of the Company’s assets, or on an amendment to the Articles of Incorporation, unless such action would increase or decrease the authorized shares or par value of the Common or Preferred Stock, or change the powers, preferences or special rights of the Common or Preferred Stock so as to affect the holders of Common Stock adversely. Generally, the Common Stock and Preferred Stock vote as separate classes on all other matters requiring stockholder approval. A majority of the outstanding shares of our Preferred Stock is held by the Cray Family Trust, whose trustees are Cloud L. Cray, Jr., Richard B. Cray and Laidacker M. Seaberg.

ITEM 2. PROPERTIES

We maintain the following principal plants, warehouses and office facilities:

Location	Purpose	Plant Area (in sq. ft.)	Tract Area (in acres)

Atchison, Kansas	Principal executive offices, grain processing, distillery, warehousing, and research and quality control laboratories.	494,640	26

Kansas City, Kansas	Specialty protein and starch further processing and extrusion facility and warehouse.	83,200	27

Pekin, Illinois	Grain processing, distillery, warehousing and quality control laboratories.	462,926	49

Onaga, Kansas	production of wood composites	23,040	3

The first three facilities mentioned above are generally in good operating condition, are currently in normal operation, are generally suitable and adequate for the business activity conducted therein and have productive capacities sufficient to maintain prior levels of production. The Atchison and Pekin facilities are owned, and the Kansas City facility is leased from the Unified Government of Wyandotte County, Kansas City, Kansas pursuant to an industrial revenue bond financing. The Onaga facility is operated under a lease/purchase agreement that is scheduled to expire on September 30, 2005. We have agreed to purchase the facility on or before such date for $750,000 if the seller, a bank, demonstrates to our satisfaction that it can provide clear title and meets certain other conditions, including curing specified objections to the facility that we have raised.  The prior operator used the facility to manufacture wood composites. If we acquire the facility, we plan to significantly upgrade it and also utilize it for the production of our plant-based biopolymers for use in the manufacture of degradable and non-degradable plastic-like products. We estimate this may require $1 million to $2 million dollars to accomplish. We also own or lease transportation equipment and facilities and a gas pipeline described under Business – Transportation and Energy.

We have entered into loan agreements which contain covenants that limit our ability to pledge our facilities to others.

ITEM 3. LEGAL PROCEEDINGS

ENVIRONMENTAL PROCEEDINGS

Illinois Facility. As previously reported, on April 13, 1997, an administrative proceeding was filed against our Illinois subsidiary before the Illinois Pollution Control Board (the “Board”), by the Illinois Attorney General on behalf of the Illinois Environmental Protection Agency (the “IEPA”). The proceeding relates to our  installation and operation of two feed dryers at our facility in Pekin, Illinois. The complaint filed by the IEPA (“Complaint”) alleges that the dryers exceed the particulate emission limitations specified in the construction permits for the units; that the dryers are being operated without operating permits; and that the dryers were constructed without a Prevention of Significant Deterioration (PSD) construction permit setting forth a best available control technology (“BACT”) emission limitation. The Complaint seeks a Board order ordering us to cease and desist from violations of the Illinois Environmental Protection Act and associated regulations, assessing a civil penalty, and awarding the state its attorney fees. Following routine agency practice, the Complaint seeks the statutory maximum civil penalty of $50,000 for each violation and an additional penalty of $10,000 for each day during which a violation occurred.

We have filed an answer before the Board admitting that compliance tests have shown particulate emissions in excess of the limits set forth in the construction permits, but denying the remainder of the State’s claims. Since the time operational problems were discovered with the dryers’ pollution control equipment, we have been conferring and negotiating with the IEPA on the issues involved in the Complaint. We and the IEPA have been conducting air modeling to support the construction of new pollution control equipment for the dryers. We have applied for a construction permit for new dryers (or pollution control equipment for existing dryers); however, to date the construction permit has not been granted. To our knowledge, the modeling indicates that with the work provided for in the construction permit application, plus raising certain air emission stacks on our property, our particulate emissions will be in conformance with all regulatory requirements.

Proceedings under the Complaint were held in abeyance by agreement of the parties pending completion of the air modeling and completion of our compliance activities. We had anticipated negotiating a settlement of the remainder of the State’s claims, including any penalties. However, most recently the state has sought a fine of approximately $650,000 to resolve the Complaint. We regard this proposal as unwarranted under the circumstances and have rejected it. IEPA has represented to the hearing officer that settlement efforts have broken down, and discovery is underway. Prospects for settlement of the complaint are uncertain.

The U.S. Environmental Protection Agency (“USEPA”), Region V, is continuing its enforcement initiative focusing on all ethanol producers in its Midwestern region. Along with all other ethanol producers in the region, our subsidiary, MGP Ingredients of Illinois, Inc. (“MGP-Illinois”), was contacted, and we attended a meeting with other ethanol producers where USEPA explained that it believed the ethanol producers had likely violated various provisions of the USEPA air emissions regulations in the past. USEPA explained that rather than initiate enforcement proceedings against individual companies, it would prefer to work with the companies and settle any outstanding issues in a cooperative fashion. After the meeting, we contacted the IEPA and USEPA regarding the USEPA air emissions enforcement initiative, and USEPA issued an information request to MGP Illinois. Based on discussions, it appeared we would need to make certain modifications to our feed dryer emission controls in Pekin (which are expected to be the same as the modifications that will be made to resolve the pending IEPA action), upgrade certain scrubbers and add emission controls to our fuel truck loading operations.

For a period, resolution of the USEPA enforcement initiative was linked to resolution of the IEPA particulate enforcement matter. However, the parties have decided to enter into a separate Consent Decree for the USEPA enforcement initiative that will require us to pay a federal penalty of approximately $172,000, to install pollution controls on certain feed dryers (or replace the existing feed dryers), install pollution controls on certain truck load-out equipment and implement certain USEPA leak detection regulations. We have already installed the pollution controls on the truck load-out and have a program in place to implement the leak detection regulations. We now estimate our costs in connection with this matter at from $2 million to $10 million, depending on what we decide to do. We could comply with environmental requirements in Pekin by only installing necessary pollution control equipment to an existing dryer, which we expect would cost approximately $2 million. However, we might elect instead to install a new, emission-controlled dryer/evaporator system that would both address regulatory requirements and increase plant efficiency, which we anticipate would increase our cost to approximately $10 million. The Consent Decree is finalized and is currently being circulated for signatures. Under the proposed Consent Decree, after a permit is issued,  we will have 90 days to order the requisite pollution control equipment for the dryers (or order new dryers), twelve months after the permit is issued to commence installation and twenty-three months from the permit date to start the new unit. If we do not meet these requirements we will be subject to fines of up to $2,000 per day for each day of non-compliance. These actions will resolve the USEPA initiative but will not resolve the IEPA matter referred to above. However, we believe the ultimate outcome of the IEPA matter will not result in us being required to make capital expenditures materially in excess of the amounts we will be required to make to resolve the USEPA initiative.

Atchison Facility. Based on representations by the USEPA that ethanol producers who voluntarily contacted state or federal regulators to begin negotiations regarding installation of air pollution control technology would receive the benefit of “minimum fines,” we advised the Kansas Department of Health and Environment (the “KDHE”) of our willingness to discuss the applicability of the enforcement initiative to our Atchison facility. We have met with representatives of the USEPA and the Kansas Department of Health and Environment and provided the KDHE with our written response to the enforcement initiative. We continue to discuss the applicability of the enforcement initiative to the Atchison facility, but we anticipate that we will be required to make modifications to our Atchison boiler, fermentation, fuel truck load-out, fugitive VOC and VOC and particulate emission controls at a cost of from $2 million to $4 million. As noted elsewhere in this report, we are also presently installing an emission-controlled dryer/evaporator in Atchison that we will use to process distillers feed. Investigations of several companies in Minnesota by the USEPA and the state of Minnesota resulted in settlement agreements in which each company agreed to install air pollution control technology and to pay a minimal fine, generally ranging from $10,000 to $50,000. Based on preliminary discussions with the KDHE, we anticipate the KDHE will seek a similar fine from us.

We expect that any settlement of this matter will provide for a phased schedule to implement the modifications, which could extend for periods of months to a year or two, depending on the modifications.

OTHER MATTERS

National Starch and Chemical Investment Holding Corporation, Penford Australia, Ltd. and Penford Holdings Pty v Cargill, Inc and MGP Ingredients, Inc., Civil Action 04-1443, U.S. District Court, District of Delaware. As previously reported, plaintiffs filed this suit on November 12, 2004 alleging that we and Cargill infringed two US patents in connection with our production and sale of Fibersym™ HA starch, a product derived from allegedly infringing high amylose corn seed and starch. The complaint also alleges that we induced Cargill to infringe. The plaintiffs seek an injunction, damages, treble damages, fees and costs. Both we and Cargill have filed answers denying plaintiffs infringement claims and seeking a declaratory judgment that the referenced patents are invalid and that they are not infringed. Cargill has assumed our defense in this matter and generally has agreed to indemnify us from damages payable to plaintiffs or other third parties resulting from the litigation or other litigation that might be brought based on the actions charged with infringement in the litigation.

MGP Ingredients, Inc. et. al. v. Manildra Milling Corporation, United States District Court for the District of Kansas (Case No. 04-2278-CM). As previously reported, we filed this case against Manildra on June 17, 2004, alleging infringement of United States Patent No. 5,855,946, which discloses and claims food-grade starches resistant to alpha-amylase degradation and methods of preparing the same. In bringing this action, we joined The Kansas State University Research Foundation, which owns the patent and has licensed it exclusively to us, involuntarily, as a plaintiff. The suit sought injunctive relief, triple damages and attorneys’ fees. Manildra filed an answer denying our substantive claim and a counterclaim in which it alleged, among other matters,  inequitable conduct of the applicant in procuring the patent, failure to disclose prior art, failure to name all inventors and that the prior art was known at the time of the invention. In its counterclaim, Manildra sought a declaratory judgment that the patent was invalid, injunctive relief and costs and expenses. Subsequent to the original action, on June 2, 2005 we filed a second lawsuit against Manildra’s parent in the same court  relating to the same patent, MGP Ingredients, Inc. et. al. v. The Manildra Group et. al (Case No. 05-2233-CM).

We have entered into a settlement of these two lawsuits with Manildra Milling Corporation, its parent and The Kansas State University Research Foundation (“KSURF”) pursuant to which, on June 29, the parties’ various claims against one another were dismissed with prejudice and a consent judgment entered. Manildra and its parent have acknowledged the validity of the Seib 946 patent licensed to us by KSURF and agreed not to make, have made, use, sell or import in the United States or Australia products based on the patent. Manildra has conveyed to us specified intellectual property, extruding equipment, inventory of certain resistant starch and other consideration in exchange for a transfer of funds from us of $950,000.

In a related transaction, Manildra’s parent sold us $294,000 of chemicals which are used in the production of resistant starch.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Our Executive Officers are as follows:

Name	Age	Position

Cloud L. Cray, Jr.	82	Chairman of the Board

Laidacker M. Seaberg	59	President, Chief Executive Officer

Sukh Bassi, Ph.D.	64	Vice President, New Products Innovation and Technology, and Chief Science Officer

Brian Cahill	51	Vice President, Finance and Administration and Chief Financial Officer

Clodualdo “Ody” Maningat, Ph.D.	50	Vice President, Application Technology and Technical Services

Marta L. Myers	45	Corporate Secretary and Administrative Assistant to the President

Steven J. Pickman	52	Vice President, Corporate Communications and Marketing Services

David E. Rindom	50	Vice President, Human Resources

Randy M. Schrick	55	Vice President, Manufacturing and Engineering

William R. Thornton	53	Vice President, Quality Management

Michael J. Trautschold	57	Executive Vice President, Marketing and Sales

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

TRADING MARKET.

Our Common Stock has been traded on the NASDAQ National Market System since November 1988. Our trading symbol is MGPI.

HISTORICAL STOCK PRICES.

The table below reflects the high and low closing prices of our Common Stock for each quarter of fiscal 2004 and 2005. We paid cash dividends of $.05 per share in November 2000,  $.075 per share in each of November 2001, 2002 and 2003 and $.15 per share in November 2004. Previously, we had not paid cash dividends since the end of 1995. Any future dividends will be paid at the discretion of the Board of Directors, which will consider various factors, including our operating results and cash requirements, in making any decision respecting dividends.

	Sales Price*
	High	Low
2004:
First Quarter	$4.86	$3.88
Second Quarter	9.23	4.36
Third Quarter	13.60	7.33
Fourth Quarter	22.88	12.06

2005:
First Quarter	$18.32	$9.05
Second Quarter	10.15	6.81
Third Quarter	8.34	7.25
Fourth Quarter	9.00	7.83

*The above disclosed dividend information and stock prices give effect to the 2-for-1 stock split that took effect on June 30, 2004.

RECORD HOLDERS

At June 30, 2005, there were approximately 838 holders of record of our Common Stock. We believe that the Common Stock is held by approximately 2,684 beneficial owners.

PURCHASES OF EQUITY SECURITIES BY ISSUER

As shown in the following table, we did not repurchase any shares of our stock  during the three months ended June 30, 2005.

Period	Total Number Of Shares) or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1- April 30, 2005	0	—
May 1 – May 31, 2005	0
June 1 – June 30, 2005	0			1,613,716	(a)

(a)                                  On various dates, the Board of directors authorized the purchase of an aggregate of 6,000,000 shares of Common Stock of which 4,386,284 shares had been purchased as of June 30, 2005. This program was first announced on June 5, 1997. During the three months ended June 30, 2005, we did not purchase any shares under the program. The program has no expiration date.

ITEM 6. SELECTED FINANCIAL DATA

Years ended June 30	2005	2004	2003	2002	2001
(in thousands, except per share amounts)

Income Statement Data:
Net sales	$275,177	$270,673	$192,372	$214,528	$229,241
Cost of sales	249,936	245,766	202,112	193,325	212,058
Gross profit	25,241	24,907	(9,740)	21,203	17,183

Selling, general and administrative expenses	(19,318)	(20,339)	(13,617)	(14,689)	(13,545)
Other operating income (expense)	707	10,720	17,403	4,865	(3)
Income from operations	6,630	15,288	(5,954)	11,379	3,635

Other income, net	890	1,450	15,701	226	2,109
Interest expense	(1,393)	(1,088)	(1,226)	(1,237)	(1,347)
Income before income taxes	6,127	15,650	8,521	10,368	4,397

Provision for income taxes	2,123	6,182	3,367	4,109	1,737
Net income	4,004	9,468	5,154	6,259	2,660

Basic earnings per common share	0.25	0.61	0.33	0.39	0.16
Cash dividends per common share	0.15	0.08	0.08	0.08	0.05

Weighted average common shares outstanding	15,975	15,473	15,864	16,172	16,794

Balance Sheet Data:
Working capital	$40,628	$39,811	$38,527	$48,383	$47,490
Total assets	189,500	187,037	173,130	166,218	174,450
Long-term debt, less current maturities	16,785	12,561	15,232	18,433	24,420
Stockholders’ equity	120,527	118,209	105,218	104,678	100,544
Book value per share	7.54	7.43	6.81	6.48	6.15

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a fully integrated producer of certain ingredients and distillery products and have two reportable segments, an ingredients segment and a distillery products segment. Products included within the ingredients segment consist of starches, including commodity wheat starch and specialty wheat starch, and proteins, including commodity wheat gluten, specialty wheat proteins, and mill feeds. Distillery products consist of food grade alcohol, including beverage alcohol and industrial alcohol, fuel alcohol, commonly known as ethanol, and distillers grain and carbon dioxide, which are by-products of the our distillery operations.

Our principal raw material is grain, consisting of wheat, which is processed into all of our products, and corn and milo, which are processed into alcohol, animal feed and carbon dioxide. The cost of grain is subject to substantial fluctuations depending upon a number of factors which affect commodity prices in general, including crop conditions, weather, government programs and purchases by foreign governments. Such variations in grain prices have had and are expected to have from time to time significant adverse effects on the results of our operations. This is due to a number of factors, including that, for various reasons, prices for fuel grade alcohol and commodity wheat starches and gluten do not usually adjust to rising grain prices. We engage in the purchase of commodity futures to hedge economic risks associated with fluctuating grain and grain product prices. Such contracts are accounted for as hedges and gains and losses are deferred and recognized in cost of sales as part of contract costs when contract positions are settled and related products are sold. We use the same method for gasoline hedges.

Energy comprises a major cost of operations, and seasonal increases in natural gas and other utility costs can affect our profitability. Energy costs during each of Fiscal Years 2003, 2004 and 2005 were higher than each preceding fiscal year.

Approximately 99 percent of our ingredient sales and 100 percent of our distillery sales are made directly or through distributors to manufacturers and processors of finished goods. Sales to customers are usually evidenced by short-term agreements that are cancelable within 30 days and under which products are usually ordered, produced, sold and shipped within 60 days. However, depending on market conditions, we sell varying amounts of our fuel alcohol under longer term contracts. We use gasoline futures to hedge fuel alcohol sales made under contracts with price terms based on gasoline futures.

We have benefited  from tax and other incentives offered by the United States and various state governments to encourage the production of fuel alcohol. One of these involves a program that was implemented by the U.S. Department of Agriculture in December, 2000 to provide cash incentives for ethanol producers who increase their grain usage over comparable quarters to raise fuel alcohol production. Since the third quarter of fiscal 2001 through fiscal 2005, we have satisfied the program’s eligibility requirements and have received payments accordingly. Our eligibility to participate in the program is determined from quarter to quarter.  The program extends through September, 2006, with funding determined annually.

We also have benefited from a United States Department of Agriculture program in effect from June 1, 2001 to May 31, 2003 to support the development and production of value-added wheat proteins and starches. Current and prior period results reflect the recognition of revenue from this grant. See Critical Accounting Policies-USDA Grant. We also benefit indirectly from tax incentives provided gasoline marketers and producers to encourage the use of ethanol.

CRITICAL ACCOUNTING POLICIES

In preparing financial statements, management must make estimates and judgments that affect the carrying values of our assets and liabilities as well as recognition of revenue and expenses. Management’s estimates and judgments are based on our historical experience and management’s knowledge and understanding of current facts and circumstances. The policies discussed below are considered by management to be critical to an understanding of our financial statements. The application of certain of these policies places significant demands on management’s judgment, with financial reporting results relying on estimations about the effects of matters that are inherently uncertain. For all of these policies, management cautions that future events rarely develop as forecast, and estimates routinely require adjustment and may require material adjustment. There have been no significant changes in critical accounting policies in the past year.

Hedging Activities. From time to time, we enter into exchange traded commodity contracts which are designated as hedges of specific volumes of commodities to be purchased and processed in future months. Additionally, we enter into exchange traded futures contracts related to certain sales of fuel grade alcohol to protect our selling price to the customer. These contracts are designated as and accounted for as cash-flow hedges. The changes in market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged items. In accordance with Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, gains and losses arising from open and closed hedging transactions are deferred in other comprehensive income, net of applicable income taxes, and recognized in cost of sales as part of product costs when the related products are sold. If it is determined that the hedge instruments used are no longer effective at offsetting changes in the price of the hedged item, then the changes in the market value of these contracts would be recognized in cost of sales at that time.

USDA Grant. As discussed in Note 18 to the Notes to Consolidated Financial Statements, we received a grant from the United States Department of Agriculture Commodity Credit Corporation totaling approximately $25.6 million over the two-year period June 1, 2001 to May 31, 2003. The funds were awarded for research, marketing, promotional and capital costs related to value-added wheat gluten and starch products. Of the amount awarded, we allocated approximately $8.1 million to operating costs and $17.5 million to capital expenditures. Management has exercised judgment in applying grant proceeds to operating costs and capital expenditures in accordance with the terms of the grant. Funds applied to current operating costs were considered revenue as those costs were incurred during fiscal years 2002 and 2003. Funds applied to capital expenditures are being recognized in income over the periods during which applicable projects are depreciated. Funds applied to capital expenditures will be recognized in this manner over the next seven to eight years.

Impairment of Long-Lived Assets. We review long-lived assets, mainly equipment, if events or circumstances indicate that usage may be limited and carrying values may not be recoverable. Should events indicate the assets cannot be used as planned, the realization from alternative uses or disposal is compared to the carrying value. If an impairment loss is measured, this estimate is recognized. A significant change in the assumptions could result in a different determination of impairment loss and/or the amount of any impairment.

Post Retirement Benefits. We provide certain post retirement health care and life insurance benefits to all active and retired employees. We follow FASB Statements No. 106 and 132 in determining the liability for post retirement benefits. Currently, the plans cover approximately 577 participants, both active and retired. We fund post retirement benefit plans on a pay-as-you-go basis and there are no assets that have been segregated and restricted to provide for post retirement benefits. We pay claims as they are submitted for both the medical and life insurance plans. We provide varied levels of benefits to participants depending upon the date of retirement and the location in which the employee worked. The medical and life plans are available to employees who have attained the age of 62 and rendered the required number of years of service ranging from five to ten years. All health benefit plans provide company-paid continuation of the active medical plan until age 65. At age 65, we either provide the retiree with Medicare Supplement coverage until death or we pay a lump sum advance premium on behalf of the retiree to the MediGap carrier of the retiree’s choice. The employee retirement date determines which level of benefits is provided.

The plan measurement and valuation date is May 31 of each year. We make various assumptions in valuing the liabilities and benefits under the plan each year. We consider the rates of return on currently available, high-quality fixed income investments, using the annualized Moody’s AA bond index. (Long term rates of return are not considered because the plan has no assets.) In Fiscal 2005, the accumulated post retirement benefit obligation (APBO) was higher than the prior year due to the decrease of 1.00 basis point in the discount rate (6.25 percent to 5.25 percent), although claims experience was better than anticipated. Assumptions regarding employee and retiree life expectancy are based upon the 1983 Group Mortality Table. We also consider the effects of expected long term trends in health care costs, which are based upon actual claims experience and other environmental and market factors impacting the cost of health care in the short and long term.

Other Significant Accounting Policies. Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. These policies require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. See Note 1 in Notes to Consolidated Financial Statements set forth in Item 8 for other significant accounting policies.

DEVELOPMENTS IN THE INGREDIENTS SEGMENT

In June 2001, the White House approved a two-year program to support the development of specialty wheat gluten and wheat starches to assist wheat gluten producers in adjusting to import competition. This program was implemented in lieu of an extension to a three-year long gluten import quota that began in June, 1998. Administered by the U.S. Department of Agriculture’s Commodity Credit Corporation, the program ended May 31, 2003. Under the program, we were awarded approximately $26 million of the program total of $40 million. On June 29, 2001, we received approximately $17,280,000 for the first year of the program. We received the balance of the award for the second year of the program in July, 2002.

We used the funds allocated under the Commodity Credit Corporation program to pay for capital, research, marketing and promotional costs related to specialty wheat protein and wheat starch products. We recognized funds received in income during the period in which they were expended for a permitted purpose. However, we will recognize funds used for capital expenditure projects in income over the periods during which those projects are depreciated. Approximately 32 percent of the Commodity Credit Corporation program’s funds for the two years combined were applied toward research and marketing-related costs and, therefore, were reflected in earnings. The remaining 68 percent of the funds were earmarked for capital projects, and will be reflected in earnings over the next 7 to 8 years.

Because our ingredient and alcohol production processes are integrated, the distillery slowdown in Atchison caused by the 2002 explosion described in Developments in the Distillery Segment below temporarily affected our ability to produce the base proteins and starches which are used in the production of specialty ingredients at this location. For a time, we altered our operations to use our Illinois facility to produce base proteins and starches, which were then shipped to the Atchison facility as raw material for producing specialty ingredients. As a result, while production costs increased, we were able to limit the effects of the distillery explosion on our ability to supply specialty products to customers.

During fiscal 2004, we spent $5.6 million to increase specialty wheat starch production capabilities at our Pekin and Atchison plants. This involved the installation of additional starch processing equipment at both plants. Additionally, in March, 2004, we completed two separate expansion projects amounting to $3.8 million and $1.7 million, respectively, at our facility in Kansas City, Kansas, where we produce our Wheatex®, MGPI Chewtex™ and MGPI Pet-Tex™ lines. We completed an additional expansion project to increase Wheatex® production capacity at the Kansas City plant in September, 2004 at an estimated cost of $4.5 million. In April, 2005, we completed  $5.5 million in capital improvement projects to expand production and packaging capabilities for pet and natural biopolymer products at the Kansas City facility. Because of the downturn in the low-carb market, our newly expanded capacity to produce certain specialty proteins and starches is presently underutilized. Although we have seen recent improvements in sales of our Wheatex® and Fibersym™ products, we have significant excess capacity to grow our specialty ingredients business if the markets for such products improve further.

In the first quarter of fiscal 2005, we entered into a business alliance with Cargill, Incorporated for the production and marketing of a new resistant starch called Fibersym™ HA that is derived from high amylose corn.  This followed an arrangement we made with Penford Corporation pursuant to which it manufactures potato-based resistant starch for us. See Item 1. Business – Strategic Relations,  above.  We had negotiated both arrangements during the period of high demand experienced in the prior fiscal year. Due to the decline in the low carb market since that time, our arrangement with Penford will result in an increase in inventories of the potato-based resistant starch, which we expect to work through by the end of December 2006. Although we originally hoped to introduce of Fibersym™ HA starch into the market at the end of 2004, due to pending litigation, sale and additional production of the product have been put on hold pending an analysis of certain patents, which we anticipate will be completed during the second quarter of fiscal 2006. See Item 3. Legal Proceedings.

Through a lease/purchase agreement, in the fourth quarter of fiscal 2005 we assumed operations at a facility in Onaga, Kansas, which is presently used to make wood composites.  If we acquire the facility, which is in significant disrepair, we plan to upgrade it and utilize it for the production of our plant-based biopolymers for use in the manufacture of degradable and non-degradable plastic-like products. We estimate this may require several million dollars to accomplish. We have agreed to purchase the facility for $750,000 on or before September 30, 2005 if the seller, a bank, demonstrates to us that it can provide clear title and meets certain other conditions. Also, during the fourth quarter, we resolved our patent infringement suit against Manildra Corporation. See Item 3. Legal Proceedings

Our personal care ingredients area continues in  a developmental phase, but we have strengthened our staffing to boost our sales capabilities. We hired a general manager in the fourth quarter of fiscal 2005 and have stepped up research and development activities to further build our portfolio of naturally-derived ingredients for this area.

DEVELOPMENTS IN THE DISTILLERY PRODUCTS SEGMENT

On September 13, 2002, an explosion at the Atchison plant caused significant damage to our distillery operations at that location. Damage to the distillery was major, affecting operations throughout fiscal 2003 and in the first and second quarters of fiscal 2004. As a result of the explosion, we were unable to produce finished alcohol at our Atchison plant from the date of the incident until late in the second quarter of fiscal 2004. However, after December, 2002, we were able to produce unfinished alcohol at the Atchison location, most of which was shipped to the Pekin, Illinois facility for further processing. We generally were able to meet the needs of our regular customers through our Illinois facility and supplemental third-party purchases, although our spot market sales were affected. The adverse impact of the distillery slowdown on our operations was substantially reduced by business interruption insurance.

The distillery rebuilding process was completed late in the second quarter of fiscal 2004, with the actual start-up of the new equipment occurring in December, 2003. Insurance proceeds were sufficient to substantially offset rebuilding costs. The gain resulting from insurance proceeds in excess of the net recorded costs of assets destroyed in the accident amounted to approximately $900,000 (pre-tax) in fiscal 2004, and approximately $15.4 million (pre-tax) in fiscal 2003. These amounts were included as other non-operating income in each of the two respective fiscal years.

Since the completion of the reconstruction, the majority of the Atchison distillery’s capacity has been dedicated to the production of high quality, high purity food grade alcohol for beverage and industrial applications. The remainder has been dedicated to the production of fuel grade alcohol, commonly known as ethanol. The new state-of-the-art equipment that was installed during the reconstruction has resulted in improved alcohol production efficiencies at the Atchison plant.

On March 4, 2004, our Board of Directors approved plans for the installation of new equipment for processing distillers feed at the Atchison distillery and for the installation of new distillation equipment at the Pekin plant. The costs of the projects are estimated at $12 million and $4 million, respectively, and both are scheduled to be completed by the first quarter of fiscal 2006 and are expected to strengthen our ability to realize additional improvements in alcohol production efficiencies, especially in regard to energy usage. The new equipment at the Atchison distillery also includes new, state-of-the-art emission control technology that will enable us to comply with government environmental standards.

On August 5, 2005, President Bush signed the Energy Policy Act of 2005, a comprehensive energy bill that includes a provision for establishing a renewable fuels standard. See Business - Distillery Products-Fuel Grade Alcohol.

SEGMENT RESULTS

The following is a summary of revenues and pre-tax profits/(loss) allocated to each reportable operating segment for the three fiscal years ended June 30, 2005. (See Note 14 in our Notes to Consolidated Financial Statements in Item 8 for additional information regarding our operating segments.)

(dollars in thousands)	2005	2004	2003

Ingredients

Net Sales	$92,495	$102,711	$57,215

Pre-Tax Income	(778)	17,268	7,030

Distillery Products

Net Sales	$182,682	$167,962	$135,157

Pre-Tax Income	8,524	257	3,622

FISCAL 2005 COMPARED TO FISCAL 2004

GENERAL

While sales in the distillery segment were 8.8 percent higher in fiscal 2005 compared to the fiscal 2004, sales in the ingredients segment declined 10 percent due principally to lower sales of specialty ingredients for food applications, which primarily consist of specialty wheat proteins and wheat starches, and, to a lesser extent, a decrease in sales of commodity ingredients. Total sales for the year improved 1.7 percent over the prior year.

The increase in distillery products sales resulted primarily from strengthened prices and higher unit sales for food grade alcohol. Sales of fuel alcohol were slightly lower than the prior year, as explained below under Distillery Products.  Sales of distillers feed, the principal by-product of the alcohol production process, decreased compared to the prior year due to lower prices, which more than offset increased unit sales. Just prior to the start of the fiscal 2004 third quarter, reconstruction of the distillery at our Atchison, Kansas plant was completed after being severely damaged by the September, 13, 2002 explosion. As a result, alcohol production in the third quarter of fiscal 2004 returned to the higher levels experienced prior to September 2002. During that quarter, a substantial share of the rebuilt distillery’s capacity was committed to the production of fuel grade alcohol. Since then, as planned, a more significant portion of the distillery’s capacity has been shifted to the production of food grade alcohol.

The decrease in sales of specialty ingredients for food applications in fiscal 2005 resulted mainly from a substantial decline in demand for ingredients for use in low-carbohydrate foods. This decline principally affected our Arise® line of specialty wheat protein isolates (sales of which also were affected by increased competition) and, to a lesser extent, certain of our textured wheat proteins sold under the brand name Wheatex®. Sales of our specialty starches decreased compared to the prior year due largely to lower unit sales of our Fibersym™ line of resistant starches for incorporation in low-carbohydrate products.  At year end, our levels of sales for our Arise®,  Fibersym™ and Wheatex® lines were substantially below what we experienced at the end of fiscal 2004, although in the fourth quarter of fiscal 2005 sales of Wheatex® increased for the second consecutive quarter and sales of Fibersym™ resistant starch were almost even with the immediately preceding third quarter and up substantially compared to both the first and second quarters of the year. In the area of non-food applications, fiscal 2005 sales of the MGPI Chewtex™ line of protein- and starch-based resins, which is produced for use in the manufacture of pet chews and related treats, improved substantially compared to the prior year. Sales of ingredients for use in personal care products improved modestly. The decrease in sales of commodity ingredients resulted from a decline in sales of mill feeds and commodity starch. Although sales of commodity gluten increased due to higher unit sales resulting from higher quantities on hand compared to the prior year, the increase in gluten sales affected our profitability, as market prices for gluten have been below our cost of production. Although we have deemphasized gluten sales because of such poor market conditions, gluten remains a co-product from the processing of flour. Because our sales of specialty proteins did not keep pace proportionately with our starch sales, we had more gluten available for sale during fiscal 2005 than in fiscal 2004 because less gluten was processed into specialty proteins.

Due to the decline in demand for low-carbohydrate foods compared to demand experienced in fiscal 2004, a portion of our specialty ingredients inventories were sold at a loss of $550,000 during the third quarter of fiscal 2005. In addition, we took a $750,000 charge to our remaining specialty ingredients inventories related to low-carb applications at the end of that quarter. These inventories, principally proteins, were previously built in anticipation of a continuation of strong demand for low-carb products that was experienced in the second half of fiscal 2004.

Business interruption insurance proceeds that we received as compensation for the effects of the September, 2002 distillery explosion amounted to approximately $9.6 million in fiscal 2004 and were allocated to our distillery products segment. We did not receive any such proceeds in fiscal 2005.

INGREDIENTS

Total ingredient sales in fiscal 2005 decreased by approximately $10.2 million, or 10 percent, compared to the prior year. This was due to  a $17.0 million, or approximately 27.9 percent, decline in sales of specialty ingredients for food applications, a $2.7 million, or 71.8 percent decrease in sales of mill feed and other mill products, and a decrease of approximately $285,000 in sales of commodity products. These decreases were partially offset by a $9.7 million, or 40 percent increase, in specialty ingredients for non-food applications. The decrease in specialty ingredients for food applications principally occurred in sales of our specialty proteins and starches for use in low-carbohydrate food applications. The improvement in sales of non-food applications was almost entirely attributable to improved sales of our protein- and starch-based resins for use in pet industry products. The decline in sales of commodity ingredients resulted from lower sales of commodity wheat starch, which were partially offset by increased sales of vital wheat gluten. The reduction in sales of mill feeds (which is a by-product in the manufacture of flour) and other mill products resulted from the production in the current year of less flour for use in specialty proteins and specialty products and from no sales in the current year of flour to external customers as opposed to $600,000 of such sales in 2004. The reduction in sales of commodity starches resulted from our decision to place increased emphasis on the production and marketing of specialty starches.

DISTILLERY PRODUCTS

Total sales of our distillery products in fiscal 2005 rose by approximately $14.7 million, or 8.8 percent, compared to fiscal 2004. This increase was due to an $18.9 million, or 51.4 percent, increase in sales of food grade alcohol over the prior year, which was partially offset by a $2.8 million, or 2.7 percent, decline in sales of fuel grade alcohol and a $1.4 million, or 4.9 percent decline in sales of distillers feed. In the food grade area, sales of alcohol for industrial applications rose by $16.6 million, or nearly 78 percent, while sales of alcohol for beverage applications rose by approximately $2.4 million, or 15.2 percent, compared to fiscal 2004, in each case due to higher unit sales and prices. Although average selling prices of fuel grade alcohol were higher in fiscal 2005 than fiscal 2004, sales of fuel grade alcohol decreased in fiscal 2005 because of lower unit sales and because fiscal 2004 fuel alcohol sales included $4.l million in sales of unfinished alcohol to outside parties while the Atchison distillery was being reconstructed; there were no sales of unfinished alcohol in fiscal 2005. The increase in total food grade alcohol unit sales and the decrease in fuel grade alcohol unit sales resulted primarily from a shift in production at our Atchison, Kansas distillery. In the prior year, more fuel grade alcohol was produced at that location while the distillery was undergoing start-up operations after being rebuilt following the September 13, 2002 explosion. In addition, fiscal 2005 sales of distillers feed decreased because of lower prices.

In fiscal 2005, we recorded a payment of approximately $429,900 pre-tax ($260,000 net of income taxes) under a program that was implemented by the U.S. Department of Agriculture in December, 2000 to provide cash incentives for ethanol producers who increase their grain usage over comparable quarters to raise fuel alcohol production. In fiscal 2004, we recorded payments from this program amounting to $4 million pre-tax ($2.4 million net of income taxes). The program extends through September, 2006, with funding determined annually. Our eligibility to participate in the program is determined from quarter to quarter, and we expect that funds received under the program in fiscal 2006 will be less than were received during fiscal 2005.

SALES

Net sales in fiscal 2005 were approximately $4.5 million, or 1.7 percent, higher than net sales in fiscal 2004. This improvement was principally due to a $14.7 million, or nearly 8.8 percent, increase in sales of distillery products, which was offset by a $10.2 million, or 10.0 percent, decrease in sales of ingredients. The increase in distillery products resulted from increased unit sales of food grade alcohol and higher selling prices for both food grade and fuel grade alcohol. The decrease in ingredients sales was mainly due to reduced unit sales and prices of specialty ingredients related to low-carbohydrate food applications. Meanwhile, sales of our specialty ingredients for non-food applications increased primarily due to higher unit sales of our Chewtex ™ resins for use in pet industry product applications. Sales of commodity wheat gluten also increased notwithstanding lower prices due to higher unit sales, while sales of mill feeds and commodity wheat starch decreased compared to the prior year due to lower unit sales.

COST OF SALES

The cost of sales in fiscal 2005 rose by approximately $4.2 million, or 1.7 percent, over cost of sales in fiscal 2004. This increase was mainly due to higher energy costs during all of fiscal 2005, and was partially offset by lower raw material costs for grain. The increased energy costs primarily resulted from higher natural gas prices, which were up approximately 17 percent compared to fiscal 2004. Energy costs were also affected by higher energy usage due to increased production, especially in the first two quarters of fiscal 2005 compared to the first two quarters of fiscal 2004 when reconstruction of the Atchison distillery was still being completed following the September, 2002 explosion. For all of fiscal 2005, corn prices averaged 15.5 percent lower, while wheat prices were approximately 2 percent lower than those experienced in fiscal 2004.

In connection with the purchase of raw materials, principally corn and wheat, for anticipated operating requirements, we enter into commodity contracts to reduce or hedge the risk of future grain price increases. During fiscal 2005, we hedged approximately 41 percent of corn processed compared with 43 percent of corn hedged in fiscal 2004. Of the wheat that we processed, none was hedged in fiscal 2005 compared to 33 percent hedged in the prior fiscal year. In fiscal 2005, raw material costs included a net hedging loss of approximately $3.5 million compared to a net hedging gain of $1.0 million in fiscal 2004. From time to time, we also use gasoline futures to hedge fuel alcohol sales made under contracts with price terms based on gasoline futures. However, we used no gasoline futures to hedge fuel alcohol sales during fiscal 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In fiscal 2005, our selling, general and administrative expenses decreased by approximately $1 million, or 5 percent, below selling general and administrative expenses in fiscal 2004. This decrease was mainly due to reduced costs associated with incentives, which were partially offset by increased costs associated with professional and consultant fees, research and development, and investor relations. The increase in professional and consultant fees and investor relations costs were mainly due to functions and activities that have been implemented to comply with Sarbanes-Oxley Act requirements and include increased utilization of accounting and consulting services.

OTHER OPERATING INCOME

The decrease in other operating income in fiscal 2005 was principally due to the recognition of approximately $9.6 million in business interruption insurance proceeds in fiscal 2004. There was no such income in fiscal 2005.

TAXES AND INFLATION

The consolidated effective income tax rate of the provision for income taxes for fiscal 2005 was 34.6 percent, which differs from the statutory rate due to Kansas state income tax credits. The general effects of inflation were minimal.

NET INCOME

As the result of the foregoing factors, we experienced net income of $4,004,000 in fiscal 2005 compared to net income of $9,468,000 in fiscal 2004.

FISCAL 2004 COMPARED TO FISCAL 2003

GENERAL

Our net income of $9,468,000 in fiscal 2004 represented a sizeable increase over the net income of $5,154,000 that we experienced in fiscal 2003. This improvement was principally due to a significant increase in unit sales of specialty ingredients for use in both food and non-food applications. Part of the increase in food products was attributable to heightened demand for our Arise® line of wheat protein isolates and our Fibersym™ 70 resistant wheat starch for use in producing bakery and related products, including fiber-enhanced, lower net carbohydrate products. Demand for our Wheatex® line of textured wheat proteins, which is used in various grain-based products as well as in meat analog and meat extension applications, also increased compared to the prior year. In the non-food area, sales of our MGPI Chewtex™ line of grain-based resins, which are used principally in the manufacture of pet chews, rose compared to the prior year.

Sales of the our distillery products in fiscal 2004 also increased compared to distillery products sales in fiscal 2003. This increase resulted from strengthened unit sales and prices for both fuel grade and food grade alcohol, along with slightly higher unit sales of distillers feed, which is the principal by-product of the alcohol production process. In the prior year, production and sales of our distillery products were affected by the September, 2002 distillery explosion at the Atchison plant. By the end of fiscal 2004, production and unit sales of alcohol had returned to their pre-September, 2002 levels.

Business interruption insurance proceeds that were received as compensation for the effects of the September, 2002 distillery explosion amounted to approximately $9.6 million in fiscal 2004 compared to $12.6 million in fiscal 2003 and were allocated to our distillery products segment.

INGREDIENTS

Total ingredient sales for fiscal 2004 increased by $45.5 million, or 80 percent, compared to the prior year. This was due to a $34.5 million, or 130 percent, increase in sales of specialty food ingredients, and a $9.0 million, or 59 percent, increase in sales of specialty ingredients for non-food applications. Meanwhile, in line with our strategy to place increased focus on specialty ingredients, total sales of commodity ingredients, consisting of vital wheat gluten and commodity starch, were reduced by $949,000, or 6 percent. The decrease in commodity ingredients resulted from our decision to reduce vital wheat gluten sales and place increased emphasis on the production and marketing of specialty proteins. This decrease in gluten sales more than offset an increase in sales of commodity wheat starch compared to the prior year. Sales of mill feeds and other mill products increased by $3 million, or 374 percent, primarily as the result of increased wheat processing requirements to satisfy heightened demand for our specialty wheat proteins and starches.

DISTILLERY PRODUCTS

Total sales of our distillery products rose by approximately $32.8 million, or 24 percent, compared to fiscal 2003. This increase was due to a $23.3 million, or 31 percent, increase in sales of fuel grade alcohol and a nearly $5 million, or 14 percent, increase in sales of food grade alcohol for industrial applications. Sales of food grade alcohol for beverage applications were approximately even with beverage alcohol sales in fiscal 2003. Distillers feed sales increased by approximately $4.5 million, or 18 percent, over the prior year due to increased alcohol production. A minimal amount of alcohol was produced at the Atchison distillery during the majority of the prior fiscal year after the September 13, 2002 explosion.

In fiscal 2004, we recorded a payment of approximately $4 million pre-tax ($2.4 million net of income taxes) under a program that was implemented by the U.S. Department of Agriculture in December, 2000 to provide cash incentives for ethanol producers who increase their grain usage over comparable quarters to raise fuel alcohol production. This compares with $3.2 million pre-tax ($1.9 million net of income taxes) received under the program during the prior year.

SALES

Net sales in fiscal 2004 rose by approximately $78 million, or 41 percent, above net sales in fiscal 2003. This increase resulted from the $45.5 million increase in ingredients sales and the $32.8 million increase in distillery products sales referred to above. The increase in ingredients sales was mainly due to higher unit sales of both specialty wheat proteins and starches. The rise in distillery products sales resulted mainly from higher unit sales of fuel grade alcohol, food grade alcohol for industrial applications and distillers feed, and higher selling prices for both fuel grade and food grade beverage alcohol. An increase in unit sales of unfinished alcohol, principally in the first and second quarters of fiscal 2004, was also a contributing factor.

COST OF SALES

The cost of sales in fiscal 2004 increased by approximately $44 million, or 22 percent, above the cost of sales in the prior fiscal year. This principally was due to costs associated with significantly increased sales of our products, higher energy costs and higher raw material costs for grain, as well as increases in insurance premiums. The increased energy costs primarily resulted from a 21 percent increase in the average price of natural gas compared to the prior year and higher energy usage due to increased production over fiscal 2003 when operations at the Atchison plant were affected by the September, 2002 distillery explosion. The rise in grain costs was also due to increased production needs as well as to higher average prices for grain compared to fiscal 2003. Prices for wheat averaged approximately 6 percent higher while prices for corn averaged 6.2 percent higher in fiscal 2004 compared to fiscal 2003.

In connection with the purchase of raw materials, principally corn and wheat, for anticipated operating requirements, we enter into commodity contracts to reduce or hedge the risk of future grain price increases. During fiscal 2004, we hedged approximately 43 percent of corn processed compared to 42 percent in fiscal 2003. Of the wheat that we process, 33 percent was hedged in fiscal 2004 compared to 27 percent hedged in the prior fiscal year.  In fiscal 2004, raw material costs included a net hedging gain of $1,019,703 compared to a net hedging gain of $199,883 in fiscal 2003.  From time to time, we also use gasoline futures to hedge fuel alcohol sales made under contracts with price terms based on gasoline futures.  However, we used no gasoline futures to hedge fuel alcohol sales during fiscal 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses in fiscal 2004 were approximately $6.7 million, or 49 percent, higher than selling, general and administrative expenses in fiscal 2003. The increase was mainly due to accruals for employee benefit programs, costs associated with the implementation of our Enterprise Resource Planning system, royalty fees related to patent licensing, professional fees, and various factors associated with strengthened sales and marketing activities, and research and development initiatives.

OTHER OPERATING INCOME

The decrease in other operating income in fiscal 2004 was partially due to the recognition of approximately $3 million less in business interruption insurance proceeds compared to fiscal 2003. Additionally, we recognized approximately $3.2 million less in income related to a grant provided by the United States Department of Agriculture Commodity Credit Corporation to support the development and production of value-added wheat proteins and starches. This program was in effect from June 1, 2001 to May 31, 2003. Details about this program are described in the Critical Accounting Policies and Operations section of this report.

TAXES AND INFLATION

The consolidated effective income tax rate is consistent for all periods. The general effects of inflation were minimal.

NET INCOME

As the result of the foregoing factors, we experienced net income of $9,468,000 in fiscal 2004 compared to net income of $5,154,000 fiscal 2003. Our net income in fiscal 2003 was principally due to approximately $15.4 million in non-operating income ($9.3 million after the effects of income taxes) resulting from the recognition of insurance proceeds in excess of the net recorded costs of assets that were destroyed in a distillery explosion at our Atchison, Kansas plant on September 13, 2002.

QUARTERLY FINANCIAL INFORMATION

Our sales have not been seasonal during fiscal years 2005 and 2004 except for variations affecting beverage alcohol sales. Beverage alcohol sales tend to peak in the fall as distributors order stocks for the holiday season. The table below shows quarterly information for each of the years ended June 30, 2005 and 2004.

Quarter Ending,	Sept. 30	Dec. 31	March 31	June 30	Total
(dollars in thousands, except per share amounts)

Fiscal 2005
Sales:	$68,878	$61,164	$71,186	$73,949	$275,177
Gross profit	5,074	6,772	6,916	6,479	25,241
Net income	291	1,354	1,627	732	4,004
Earnings per share	0.02	0.08	0.10	0.05	0.25

Fiscal 2004
Sales: (3)	$57,054	$59,409	$75,215	$78,995	$270,673
Gross profit	1,687	5,120	6,903	11,197	24,907
Net income (1)	2,470	1,834	1,999	3,165	9,468
Earnings per share (2)	0.16	0.12	0.13	0.20	0.61

(1)                                  Net income for the quarterly period ended June 30 in fiscal 2004 reflects an approximately $1.0 million ($0.6 million net of income taxes) charge for year-end inventory adjustments.

(2)                                  Earnings per share data has been adjusted to reflect our 2-for-1 stock split that went into effect following the close of business on June 30, 2004.

(3)                                  Our Atchison distillery returned to normal operations in December of 2003 following an explosion in September of 2002.

LIQUIDITY AND CAPITAL RESOURCES

The following table is presented as a measure of our liquidity and financial condition:

June 30,	2005	2004
(Dollars in Thousands)
Cash and cash equivalents	$10,384	$6,488
Working capital	40,628	39,811
Amounts available under lines of credit	20,000	12,500
Notes payable and long-term debt	21,490	15,762
Stockholders’ equity	120,527	118,209

CASH FLOW

Cash flow from operations increased from $10,970,000 in fiscal 2004 to $21,818,000 in fiscal 2005, or by approximately $10,800,000. The increase resulted from a combination of factors, the most significant of which is a reduction in receivables of $7.5 million in fiscal 2005 versus an increase of $13.7 million during fiscal 2004. The reduction in receivables was due to reduced sales during the fourth quarter of fiscal 2005 compared to the fourth quarter of fiscal 2004 and to improved collections in fiscal 2005.  Inventories reduced by approximately $1.5 million in fiscal 2005 versus an increase of $6.0 million in fiscal 2004. Accounts payable and accrued expenses decreased by approximately $1.0 million in fiscal 2005 versus an increase of $4.9 million in fiscal 2004.

Under our arrangement with Cargill for the production and marketing of high amylose corn-based resistant starch, we will be obligated to pay Cargill on a monthly basis for its cost of manufacturing product to be delivered to us. We also will pay Cargill 50 percent of our net profits from sales of the product. Because we will be obligated to pay Cargill for its costs of manufacture, our cash flow may be affected to the extent sales revenues lag production billings. See Item 3. Legal Proceedings.

CAPITAL EXPENDITURES

During fiscal 2005, we made $23.0 million in capital expenditures, including expenditures relating to the acquisition of a feed dryer at the Atchison plant, injection molding and packaging equipment at the Kansas City facility and equipment to improve the efficiency of our alcohol production facilities at Pekin.  We have budgeted $15 million in capital expenditures for fiscal 2006, of which amount, as of June 30, 2005, our Board of Directors had approved $10.0 million in expenditures relating to improvements and replacements of existing equipment. As of June 30, 2005 we had contracts to acquire capital assets of approximately $9.3 million. The amounts approved do not include additional expenditures that we may make in connection with environmental proceedings to which the Company is a party. We estimate such amounts may range from approximately $2 million to $10 million in Pekin, depending on whether we elect to install a new emission-controlled dryer/evaporator system that would both address regulatory requirements and increase plant efficiency, and from $2 to $4 million in Atchison. See Item 1. Business – Regulation and Item 3. Legal Proceedings. Nor do the amounts include expenditures that we may make to upgrade the facility in Onaga that we may acquire, which we estimate may range from $1 million to $2 million. The Company anticipates that it may require additional external financing for some of the capital expenditures, but has not determined the amount, type or source of such financing.

STOCK PURCHASES

We did not purchase any shares of our common stock during the year. As of June 30, 2005, the Board has authorized the purchase of approximately 1,626,000 additional shares of our common stock. In addition, during fiscal 2005, employees exercised stock options on approximately 85,450 shares of common stock and we received proceeds totaling approximately $722,000.

Contractual Obligations. Our contractual obligations at June 30, 2005 are as follows:

(in thousands)	2006	2007	2008	2009	2010	Thereafter	Total

Long-term Debt (1)	$3,505	$8,114	$1,368	$1,443	$1,520	$2,042	$17,992
Capital Leases (2)	1,199	1,214	928	157	0	0	3,498
Operating Leases	2,211	1,824	1,278	738	353	0	6,404
Energy Contract (3)	1,560	1,560	1,560	1,560	780	0	7,020
Post Retirement Benefits	300	312	324	340	360	2,393	4,029
Open Purchase Commitments(4)	8,056	—	—	—	—	—	8,056
	$16,831	$13,024	$5,458	$4,238	$3,013	$4,435	$46,999

(1)          Long-term debt includes $9.1 million in unsecured senior notes payable in annual installments of principal of $2.3 million through 2008, with the final payment of $2.3 million due in 2009. Interest on the notes is payable semi-annually at 6.68 percent per annum. Upon optional prepayment or acceleration upon default, in addition to principal and accrued interest, we are required to pay the note holders a “make whole amount,” as defined, estimated at approximately $300,000 as of June 30, 2005. Long term debt also includes $8.9 million in a secured promissory note payable in monthly installments of $139,777, with the final payment due in October 2011. The note bears interest at 5.26 percent per annum. We may prepay the note at any time, subject to payment of a prepayment penalty of 3 percent of the original principal, declining to 0 percent if prepayment occurs after the third anniversary.

The secured note arose from a borrowing on September 24, 2004 from GE Capital Public Finance, Inc. The note is secured by specified equipment located or to be located at our KCIT facility in Kansas City, Kansas. Under the security agreement, we have agreed to indemnify the secured party against any claim arising in connection with the collateral. We have also agreed to secure our obligations under the note on or before September 30, 2005 by all the equipment at our KCIT facility (GE Capital recently agreed to an addendum to our agreement extending this date from September 1 to September 30). In order to do this, we require a waiver from the holder of our unsecured notes, The Principal Mutual Life Insurance Company, which we have been unable to obtain. We have negotiated a commitment with General Electric Capital Corporation for a five year loan of up to $7 million, with an estimated interest rate of 5.78% per annum, to refinance the Principal notes. We expect that both this new loan and our existing loan to GE Capital will be secured by all our equipment at our KCIT facility. As an interim measure, we might make a draw under our Line of Credit Agreement to pay the Principal notes.  The loan commitment is subject to certain conditions, including that there be no material adverse change in or damage to our business or financial condition.

(2)          Amounts shown under capital lease arise principally under an industrial revenue bond lease relating to our Kansas City, Kansas facility. The lease was modified in July 2003 in connection with which certain tax-related covenants were eliminated. Monthly principal payments are $77,381 through September 2008. Interest is also payable monthly at a rate of 5.26 percent per annum. Upon optional prepayment or acceleration upon default prior to October 1, 2005, the amount due from us would also include a premium of 2 percent on the outstanding principal component of the remaining lease payments; on and after October 1, 2005, the premium is 1 percent. We have also entered into a capital lease to fund the acquisition and installation of our new enterprise resources system (ERP). This lease provides for 36 monthly payments of $22,590 including interest at 4.6 percent through 2008. We anticipate that when the ERP system is complete, the maximum outstanding capital lease obligation will be $1.6 million, which will occur during the next year.

(3)          Amounts shown under “Energy Contract” arise under a long-term arrangement with Central Illinois Light Company and its subsidiary, CILCORP Development Services Inc. (collectively “CILCO”). We have leased a portion of our Pekin, Illinois plant facility to CILCO for a term ending in December 2009. CILCO constructed a new gas fired electric and steam generating facility on ground leased from us and agreed to provide steam heat to our plant. If we fail to renew the lease for 19 years at the end of the lease term, we must pay CILCO the book value of the boiler plant and cogeneration facility, which we estimate will be $10.6 million. Under a related steam heat service agreement, we have agreed, subject to limited termination procedures, to purchase our requirements for steam heat from CILCO until at least December, 2009. Either party may terminate the service agreement at the end of the initial term or thereafter upon two years notice. We must make minimum monthly payments over the term of the service agreement which adjust based on changes in the producer price index, and also are responsible for fuel cost and certain other expenses. Amounts shown in the above table are based on the minimum monthly payment in effect as of June 30, 2005.

(4)          Amounts shown under open purchase commitments consist of commitments to purchase grain to be used in our operations during the first six weeks of fiscal 2006. The amount shown for 2006 also includes the balance at June 30, 2005 of our obligation to purchase $6.2 million of our potato-based resistant starch product during fiscal 2005 under an agreement with Penford Corporation discussed elsewhere in this report. See Item 1. Business – Strategic Relationships. Penford has informed us that it will permit extended delivery of the product through August 2005, and we intend to purchase our remaining 2005 requirements by then. Although this will result in excess inventories of the product for a period of time, we anticipate that we will be able to sell those inventories by the end of December 2006. Under our arrangement with Penford, we also may be required to compensate Penford for its unrecovered costs of acquiring and processing unrequired starch if we do not purchase forecasted amounts of product during a calendar year. At year end, we had no forecasted amounts of the product beyond what we were already obliged to purchased.

(5)          On May 3, 2005, we entered a lease-purchase agreement with Kaw Valley State Bank and Trust Company of Topeka, Kansas with respect to a wood composite  manufacturing facility of one of our former customers. We have agreed to purchase the facility for $750,000 subject to the bank providing proof of clear title by September 30, 2005 and certain other conditions, including curing specified objections to the facility that we have raised.

FINANCIAL COVENANTS

In connection with our loan and capital lease agreements, we are required, among other covenants, to maintain certain financial ratios, including a current ratio (current assets to current liabilities) of 1.5 to 1, minimum consolidated tangible net worth (stockholders’ equity less intangible assets) equal to the greater of (i) $86 million or (ii) the sum of $86 million plus 50 percent of consolidated net income since September 30, 2001, debt to tangible net worth not to exceed 2.5 to 1, and a fixed charge ratio  (generally, the ratio of (x) the sum of (a) net income [adjusted to exclude gains or losses from the sale or other disposition of capital assets and other matters] plus (b) provision for taxes plus (c) fixed charges, to (y) fixed charges) for the period of the four consecutive fiscal quarters ended as of the measurement date of 1.5 to 1. In addition, we may not permit consolidated funded debt (generally, asset acquisition related debt plus capitalized lease obligations) to exceed 60 percent of total capitalization.

LINES OF CREDIT

Our line of credit for $20 million, available for general corporate purposes, was amended on September 9, 2005 so that it now extends to July 1, 2006. As of June 30, 2005, we had no outstanding borrowings under the line.

OFF BALANCE SHEET OBLIGATIONS

Our obligation to pay CILCO $10.6 million if we do not renew its lease, referred to in note (3) of the Contractual Obligation table above, may be deemed an “off balance sheet” obligation. In addition, as discussed elsewhere herein under Operations, we have entered a business alliance with Cargill, Incorporated for the production and marketing of a new resistant starch derived from high amylose corn. We have yet to sell any of the product, and therefore the significance of the agreement with Cargill cannot be determined at this time. See Item 3. Legal Proceedings. If we do not renew the arrangement after its initial five year term or terminate the arrangement before the expiration of 18 months following certain force majeure events affecting Cargill, or if Cargill terminates the arrangement because of a breach by us of our obligations, we will be required to pay a portion (up to 50 percent) of the book value of capital expenditures made by Cargill to enable it to produce the product. This amount will not exceed $2.5 million without our consent. Upon the occurrence of any such event, we also will be required to give Cargill a non-exclusive sublicense to use the patented process for the life of the patent in the production of high amylose corn-based starches for use in food products. The sublicense would be royalty bearing provided we were not also then making the high amylose corn-based starch.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payments. The Statement generally provides that the cost of Share-Based Payments be recognized over the service period based on the fair value of the option or other instruments at the date of grant. The grant date fair value should be estimated using an option-pricing model adjusted for the unique characteristics of the options or other instruments granted. The Company must use the Black-Scholes option pricing model for outstanding options. With respect to future grants, the Company may elect to use the Black–Scholes option pricing model or may elect to determine the grant date fair value using an alternative method. This Statement will be effective for the Company beginning July 1, 2005. Note 1 of our Notes to Consolidated Financial Statements included in Item 8 discusses the effect on net income and earnings per share using the grant date fair value of outstanding stock options based on the Black-Scholes option-pricing model.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We make our products primarily from wheat, corn and milo and, as such, are sensitive to changes in commodity prices. We use grain futures and/or options, which we account  for as cash flow hedges, as a hedge to protect against fluctuations in the market. Fluctuations in the volume of hedging transactions are dictated by alcohol sales and are based on corn and gasoline prices. We have a risk management committee, comprised of senior management members, that meets weekly to review futures contracts and positions. This group sets objectives and determines when futures positions should be held or terminated. A designated employee makes trades authorized by the risk management committee. The futures contracts that are used are exchange-traded contracts. We trade on the Kansas City and Chicago Boards of Trade and the New York Mercantile Board of Exchange. For inventory and open futures, the table below presents the carrying amount and fair value at June 30, 2005 and 2004. We include the fair values of open contracts in inventories or other accrued liabilities in our balance sheet.

	2005		2004
As of June 30,	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Inventories
Corn	$2,264,000	$2,098,000	$1,152,000	$1,154,000
Milo	$193,000	179,000	730,000	771,000
Wheat	$2,114,000	2,164,000	3,843,000	3,835,000

	Expected Maturity*	Fair Value	Expected Maturity*	Fair value
Corn Options
Contract Volumes (bushels)	4,000,000		2,000,000
Weighted Average Strike Price/Bushel
Long Calls	$2.35	$427,500	$3.00	$127,500
Short Calls	$2.85	$(107,500)	$3.50	$(45,000)
Short Puts	$2.10	$(247,500)	$2.70	$(373,750)
Contract Amount	$356,680	$72,500	$112,500	$(291,250)

	Expected Maturity*	Fair Value
Corn Futures
Contract Volumes (bushels)	1,500,000
Weighted Average Strike Price/Bushel	$2.295	$2.2225
Contract Amount	$3,442,500	$3,333,750

*The latest expected maturity date occurs within one year from date indicated.

We also contractually sell a portion of our fuel grade alcohol at prices that fluctuate with gasoline futures. Gasoline futures are used as a hedge to protect against these fluctuations. There were no open contracts as of June 30, 2004 or June 30, 2005.

Our outstanding long-term debt at June 30, 2005 carries fixed interest rates which limit our exposure to increases in market rates. Our line of credit provide for interest at variable rates. There were no borrowings on this line at June 30, 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of MGP Ingredients, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

A “significant deficiency” is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 2 as a control deficiency or combination of control deficiencies, that adversely affect the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principals such that there is more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.  A “material weakness” is defined under Standard No. 2 as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that material misstatement of the annual or interim financial statements will not be prevented or detected.

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management has identified two material weaknesses in our internal control over financial reporting, including one which results from an aggregation of several significant deficiencies.  Management has therefore determined that the Company’s internal control over financial reporting as of June 30, 2005 was ineffective.

1.                                      Purchasing and Materials Management – Atchison:  Management has identified the following significant deficiencies in controls over the purchase and management of maintenance materials and supplies at our Atchison, Kansas location.  In fiscal 2005, the Company spent approximately $12 million on such materials at the Atchison facility.  Although management believes that no material adjustments or restatements have been required in the past or present involving these significant control deficiencies, it has concluded that such deficiencies, in the aggregate, amount to a material weakness because in combination they indicate that there is more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management’s assessment determined that:

•                  All modules of our computerized purchasing and maintenance system are accessible to various employees with access to the system, which includes purchasing, receiving, maintenance and administrative employees.  Unlimited access to a system of this type could allow an individual to establish fictitious vendors, purchase items for other than business use and cover up errors that occur within the system.

•                  Invoices are not consistently reviewed and approved by someone other than individuals placing the order with the vendor.  Further, our personnel have sometimes failed to use or maintain required requisition forms in the purchase of maintenance, electrical and chemical type items.  These practices could result in unauthorized and undocumented purchases.

•                  Physical security over maintenance materials, electrical materials and chemicals at the Atchison, Kansas facility is not adequate to ensure that items removed from the facilities are documented in accordance with Company policy.  This could result in unauthorized or undocumented removal of such materials.  As a result, financial statement presentation of such items could be affected, particularly our interim statements in connection with which we do not perform physical inventories at period end. Although management does perform analyses of account balance variances on a monthly basis that it believes should address the risk of misstatements in the financial statements with respect to such materials, the performance of these analyses is not formally documented.

•                  Our personnel have sometimes failed either to understand or follow procedures for performing annual physical inventories of maintenance materials, electrical materials and chemicals. Although we believe we have identified all entry errors made in the course of our internal control testing, errors from such failures could result in the generation of erroneous internal and external reports.

Remedial Steps

To address the deficiencies related to purchasing and maintenance system access, invoice approval and the purchase requisition process, we plan to launch an Enterprise Resources Planning (ERP) system at the beginning of the 3rd quarter in fiscal 2006 that will

•                  prohibit the initiation, authorization, recording, processing and recording of transactions by employees with incompatible duties and perform a 3-way match of the purchase order, invoice and receiving document prior to generating the payment to the vendor; and

•                  incorporate electronic requisition approval functionality. Requisition thresholds will be established for various dollar levels, and the system will not generate a purchase order without the appropriate electronic approvals.  The ERP system will also reduce our dependency on paper documents, as all requisition and purchase information will be stored within the system.

As an interim measure, pending installation of the ERP system, beginning with our first quarter of FY 2006, management will require that all purchase orders initiated during a given month be reviewed by the plant manager to ensure that the purchases are for legitimate business purposes and are properly authorized.

With respect to the physical security over maintenance materials, beginning with our first quarter of FY 2006, management will document that monthly analyses of the maintenance and electrical materials and chemicals accounts are performed, and will require that significant variances are researched, resolved and documented.  As noted above, we believe such analyses protect against inaccuracies involving these accounts in our financial statements and the deficiency noted is partially attributable to our failure to document our actions. In addition, management also intends to take steps to secure the facility by either consolidating store room facilities that incorporate lock and key security or installing security and surveillance equipment on existing facilities.

With respect to the annual inventory issues, management will document the procedures that persons taking inventory should follow and require verification by a person not involved in the inventory activity, to ensure that inventory adjustments are properly reflected in reports relating to inventory.  In addition, the Company’s ERP system will incorporate cycle count functionality that will enable management to monitor variances in maintenance materials and supplies accounts on a more frequent basis.

2.                                      Year End Financial Closing Process

Because our internal resources in the financial reporting area are limited, we have always outsourced preparation of significant portions of our quarterly and annual financial statement and related footnote disclosure to an outside accounting firm who utilizes financial information provided by us.  In connection with the preparation of our annual financial statements for fiscal 2005, we did not thoroughly review drafts that were provided to us by the outside firm that we have retained before we provided them to our external audit firm and failed to indicate that the drafts, as provided, were not complete and might contain inaccuracies.  In their review, our auditors noted several adjustments, which we corrected.  We also failed to provide our auditors on a timely basis, or at all, with data supporting certain amounts and disclosures, as a result of which they were required to perform additional procedures in connection with their audit of our financial statements.  We regard these failures as a material weakness which results from not having a documented schedule for our closing process.

Remedial Steps

We plan to address these issues in fiscal 2006 by developing formalized schedules for the quarterly and year end closing process that will detail due dates at which specific financial reporting milestones must be accomplished by our internal staff and our service provider and which will assign responsibility for specified tasks to designated individuals. We will have our internal audit staff audit these schedules to ensure compliance.

Our independent auditor, BKD LLP, the independent registered public accounting firm that audited the financial statements included in this report on Form 10-K, has issued an audit report on management’s assessment of our internal control over financial reporting. Their audit report appears below.

Notwithstanding the fact that our management and BKD LLP have concluded that our internal controls over financial reporting were not effective as of June 30, 2005, BKD LLP has issued an unqualified opinion or our financial statements for the fiscal year ended June 30, 2005, which is included in this report. Also, our Chief Executive Officer and the Chief Financial Officer have certified that, to their knowledge, the financial information included in this 10-K fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders

MGP Ingredients, Inc.

Atchison, Kansas

We have audited the accompanying consolidated balance sheets of MGP Ingredients, Inc. as of June 30, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MGP Ingredients, Inc. as of June 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MGP Ingredient’s internal control over financial reporting as of June 30, 2005 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 26, 2005 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BKD, LLP

Kansas City, Missouri
August 26, 2005, except for Note 6, as to

which the date is September 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders

MGP Ingredients, Inc.

Atchison, Kansas

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that MGP Ingredients, Inc. did not maintain effective internal control over financial reporting as of June 30, 2005, because of the effect of material weaknesses identified in management’s assessment that the Company’s controls and procedures over accounting for (1) non-grain related purchasing/materials management, and (2) the year end closing and financial reporting process were ineffective, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The following material weaknesses have been identified and included in management’s assessment:  (1)  The Company did not maintain sufficient segregation of duties within the non-grain purchasing function to effectively monitor the procurement process as it relates to purchase requisitions and invoice approvals.  This condition was compounded by the lack of system access controls to the Company’s information technology system with respect to the purchasing and maintenance modules.  In addition, the Company identified issues in the physical security of maintenance and supply materials; (2)  The Company did not maintain sufficient resources in the year end closing and financial reporting process to adequately document reported financial results complete with required disclosures.  Because of these material weaknesses identified, there is more than a remote likelihood that a material misstatement in the Company’s annual or interim financial statements could occur and not be prevented or detected by its internal control over financial reporting.  These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report on those consolidated financial statements dated August 26, 2005, except for Note 6 as to which the date is September 9, 2005.

In our opinion, management’s assessment that MGP Ingredients, Inc. did not maintain effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, MGP Ingredients, Inc. has not maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ BKD, LLP

Kansas City, Missouri

August 26, 2005

MGP Ingredients, Inc.

Consolidated Balance Sheets

Years Ended June 30, 2005 and 2004

(in thousands, except per share amounts)

	2005	2004
Assets
Current Assets
Cash and cash equivalents	$10,384	$6,488
Receivables (less allowance for doubtful accounts: 2005 - $320 and 2004 -$252)	28,097	34,243
Inventories	31,252	32,775
Prepaid expenses	628	828
Deferred income taxes	663	2,090
Refundable income taxes	2,622	—
Total current assets	73,646	76,424

Property and Equipment, at cost	317,626	296,377
Less accumulated depreciation	(201,997)	(187,280)
Property and equipment, net	115,629	109,097

Insurance Receivable	—	1,425
Other Assets	225	91
	$189,500	$187,037

See Notes to Consolidated Financial Statements

	2005	2004
Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$4,705	$3,201
Accounts payable	11,744	10,576
Accrued expenses	5,621	7,815
Income taxes payable	—	2,423
Deferred revenue	10,948	12,598
Total current liabilities	33,018	36,613

Long-Term Debt	16,785	12,561

Post Retirement Benefits	6,342	5,977

Deferred Income Taxes	12,828	13,677

Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 19,530,744 shares	6,715	6,715
Additional paid-in capital	5,341	5,005
Retained earnings	124,754	123,181
Accumulated other comprehensive loss - cash flow hedges	(228)	(251)
	136,586	134,654
Treasury stock, at cost
Common; 2005 - 3,536,064 shares, 2004 - 3,621,514 shares	(16,059)	(16,445)
Total stockholders’ equity	120,527	118,209
Total liabilities and stockholders’ equity	$189,500	$187,037

See Notes to Consolidated Financial Statements

MGP Ingredients, Inc.

Consolidated Statements of Income

Years Ended June 30, 2005, 2004 and 2003

(in thousands, except per share amounts)

	2005	2004	2003
Net sales	$275,177	$270,673	$192,372
Cost of sales	249,936	245,766	202,112
Gross profit (loss)	25,241	24,907	(9,740)

Selling, general and administrative expenses	(19,318)	(20,339)	(13,617)
Other operating income	707	10,720	17,403
Income from operations	6,630	15,288	(5,954)

Other income, net	890	1,450	15,701
Interest expense	(1,393)	(1,088)	(1,226)
Income before income taxes	6,127	15,650	8,521

Provision for income taxes	(2,123)	(6,182)	(3,367)
Net income	4,004	9,468	5,154

Earnings per common share
Basic	0.25	0.61	0.33
Diluted	0.24	0.59	0.33

Other comprehensive income (loss), net of tax:
Gain (loss) on cash flow hedge	(2,110)	819	(27)
Reclassification adjustment for (gain) losses included in net income	2,133	(1,020)	(199)
Other comprehensive income (loss)	23	(201)	(226)
Comprehensive income	$4,027	$9,267	$4,928

See Notes to Consolidated Financial Statements

MGP Ingredients, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

					Accumulated
	Capital Stock	Issued	Additional Paid-In	Retained	Other Comprehensive	Treasury
	Preferred	Common	Capital	Earnings	Income (Loss)	Stock	Total
Balance, June 30, 2002	$4	$6,715	$2,601	$110,916	$176	$(15,734)	$104,678
Purchase of treasury stock						(3,193)	(3,193)
Stock options exercised			4			10	14
2003 net income				5,154			5,154
Dividends paid				(1,209)			(1,209)
Unrealized (loss) on cash flow hedge					(226)		(226)
Balance, June 30, 2003	4	6,715	2,605	114,861	(50)	(18,917)	105,218
Purchase of treasury stock						(446)	(446)
Stock options exercised			2,400			2,918	5,318
2004 net income				9,468			9,468
Dividends paid				(1,148)			(1,148)
Unrealized (loss) on cash flow hedge					(201)		(201)
Balance, June 30, 2004	4	6,715	5,005	123,181	(251)	(16,445)	118,209
Stock options exercised			336			386	722
2005 net income				4,004			4,004
Dividends paid				(2,431)			(2,431)
Unrealized gain on cash flow hedge					23		23
Balance, June 30, 2005	$4	$6,715	$5,341	$124,754	$(228)	$(16,059)	$120,527

See Notes to Consolidated Financial Statements

MGP Ingredients, Inc.

Consolidated Statements of Cash Flows

Years Ended June 30, 2005, 2004 and 2003

(in thousands, except per share amounts)

	2005	2004	2003
Cash Flows from Operating Activities
Net income	$4,004	$9,468	$5,154
Items not requiring (providing) cash:
Depreciation	16,008	15,197	14,354
Gain (Loss) on sale of assets	(808)	4	1,253
Deferred income taxes	579	683	5,740
Gain on insurance recovery	—	(896)	(15,431)
Changes in:
Accounts receivable	7,571	(13,777)	3,605
Inventories	1,546	(6,020)	(6,427)
Accounts payable and accrued expenses	(817)	4,894	353
Deferred revenue	(1,650)	(1,725)	3,352
Income taxes (receivable) payable	(5,046)	2,100	(2,501)
Other	431	1,042	(1,275)
Net cash provided by operating activities	21,818	10,970	8,177

Cash Flows from Investing Activities
Additions to property and equipment	(22,966)	(31,781)	(15,911)
Proceeds from disposition of equipment	1,025	11,013	4,126
Net cash used in investing activities	(21,941)	(20,768)	(11,785)

Cash Flows from Financing Activities
Purchase of treasury stock	—	(446)	(3,193)
Sale of treasury stock	722	3,588	14
Principal payments on long-term debt	(4,262)	(3,247)	(3,201)
Proceeds from issuance of long-term debt	9,990	—	—
Dividends paid	(2,431)	(1,148)	(1,209)
Net cash provided by (used in) financing activities	4,019	(1,253)	(7,589)

Increase (decrease) in cash and cash equivalents	3,896	(11,051)	(11,197)
Cash and cash equivalents, beginning of year	6,488	17,539	28,736
Cash and cash equivalents, end of year	$10,384	$6,488	$17,539

See Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

NOTE 1:                        NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations. The activities of the Company and its subsidiaries consist primarily of the processing of wheat, corn and milo into a variety of products through an integrated production process. The Company is a fully integrated producer of certain ingredients and distillery products. Ingredients consist of specialty ingredients, consisting primarily of specialty wheat starches and specialty wheat proteins for food and non-food applications, commodity ingredients, including commodity wheat starches and vital wheat gluten, and mill feeds. Distillery products consist of food-grade alcohol, including beverage alcohol and industrial alcohol, fuel alcohol, commonly known as ethanol, and distillers grain and carbon dioxide, which are by-products of the Company’s distillery operations. The Company sells its products on normal credit terms to customers in a variety of industries located primarily throughout the United States. The Company operates plants in Atchison, Kansas and Pekin, Illinois. The Company also operates a facility in Kansas City, Kansas, for the further processing and extrusion of wheat proteins and starches, and a facility in Onaga, Kansas for the production of wood composites. Midwest Grain Pipeline, Inc., a wholly owned subsidiary, supplies natural gas to the Company’s Atchison plant.

The Company’s specialty food ingredients are sold primarily as additives to enhance the functionality, nutritional value, appearance, texture, taste and a variety of other characteristics of baked and processed foods. The Company’s specialty ingredients for non-food applications are sold for use in personal care product applications and for use in the manufacture of pet treats and bio-based products.

The Company’s food grade alcohol is produced for beverage and industrial applications. The Company’s beverage alcohol consists primarily of vodka and gin and is sold in bulk form. Fuel grade alcohol is sold as an octane additive and oxygenate that is commonly known as ethanol.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation. The consolidated financial statements include the accounts of MGP Ingredients, Inc., MGP Ingredients of Illinois, Inc., Kansas City Ingredient Technologies, Inc. and Midwest Grain Pipeline, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Inventories and Derivatives. Inventories are stated at the lower of cost or market on the first-in, first-out (FIFO) method. In connection with the purchase of raw materials, principally corn and wheat, for anticipated operating requirements, the Company enters into readily marketable exchange-traded commodity futures and option contracts to reduce the risk of future grain price increases. Additionally, the Company enters into exchange-traded futures contracts for the sale of fuel grade alcohol to hedge the selling price to its customers. These contracts are designated as cash flow hedges of specific volumes of commodities to be purchased or sold. The changes in the market value of the Company’s futures and option contracts has historically been, and is expected to continue to be, highly effective at offsetting changes in the price movements of the hedged items and the amounts representing ineffectiveness is immaterial. The fair value of the open and closed hedging transactions is recorded in inventory or other accrued liabilities with the related gains and losses deferred in other comprehensive income, net of applicable income taxes. Gains and losses are recognized in the statement of income as the finished goods related to the hedged transactions are sold. If it is determined that the hedge instruments are no longer effective at offsetting changes in the price of the hedged item, then the changes in market value of these contracts would be recognized in cost of sales at that time. Gains and losses resulting from the hedged transactions will be recognized in the statement of income within the next year.

Accounts Receivable. Accounts receivable are stated at the amounts billed to customers.  The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable are ordinarily due 30 days after the issuance of the invoice. Receivables are considered delinquent after 30 days and are written off based on an individual credit evaluation and specific circumstances of the customer.

Property and Equipment. Depreciation is computed using both straight-line and accelerated methods over the following estimated useful lives:

Buildings and improvements	20-30 years
Transportation equipment	5-6 years
Machinery and equipment	10-12 years

The Company capitalizes interest costs associated with significant construction in progress, based on the weighted-average rates paid for long-term borrowing. Total interest incurred for 2005 and 2004 was:

June 30,	2005	2004
(in thousands)
Interest cost capitalized	$713	$775
Interest costs charged to expense	1,393	1,088
	$2,106	$1,863

Stock Split. On June 30, 2004, the Company effected a 2-for-1 split of its common stock. All share and per share amounts have been adjusted to give effect to the stock split.

Earnings Per Common Share. Earnings per common share data is based upon the weighted average number of common shares outstanding for each period.

Cash Equivalents. The Company considers all liquid investments with maturities of three months or less to be cash equivalents. At June 30, 2005 and 2004, cash equivalents consisted primarily of overnight purchase agreements with a bank.

Income Taxes. Deferred tax liabilities and assets are recognized for the tax effect of the differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

Revenue Recognition. Revenue from the sale of the Company’s products is recognized as products are delivered to customers and title has transferred.

Income from various government incentive grant programs is recognized as it is earned. In the case of the ethanol incentive program, income is based on grain usage for fuel alcohol production measured in each quarter. In the case of the USDA grant, income is recognized as costs are incurred or, in connection with capital projects, as those projects are depreciated.

Indemnification Agreements. The Company sells certain of its products under agreements that provide that the Company will indemnify the customers against certain claims by third parties. The Company records its obligations under these indemnification agreements based on their fair value.

Advertising. Advertising costs are expensed as incurred. These costs totaled $767,000, $841,000 and $806,000 for June 30, 2005, 2004 and 2003, respectively.

Research and Development. Research and development costs are expensed as incurred. These costs totaled approximately $3.0 million, $2.4 million and $1.9 million for June 30, 2005, 2004 and 2003, respectively.

Impairment of Long-Lived Assets. We review long-lived assets, mainly equipment, if events or circumstances indicate that usage may be limited and carrying values may not be recoverable. Should events indicate the assets cannot be used as planned, the realization from alternative uses or disposal is compared to the carrying value. If an impairment loss is measured, this estimate is recognized. A significant change in the assumptions could result in a different determination of impairment loss and/or the amount of any impairment.

Stock Options. The Company has stock-based employee compensation plans, which are described more fully in Note 11. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Years ended June 30,	2005	2004	2003
Net income, as reported	$4,004	$9,468	$5,154
Add: Stock-based compensation net of income taxes	338	273	—
Less: Total stock-based compensation cost determined under the fair value based method, net of income taxes	(797)	(792)	(681)
Pro forma net income	$3,545	$8,949	$4,473

Weighted average common shares outstanding:
Basic	15,974,503	15,473,228	15,864,546
Diluted	16,508,386	15,967,756	15,864,546
Basic earnings per share:
As reported	$0.25	$0.61	$0.33
Pro forma	0.22	0.58	0.28
Dilutive earnings per share:
As reported	0.24	0.59	0.33
Pro forma	0.21	0.56	0.28
Dividends Paid	0.15	0.075	0.075

NOTE 2:                        INSURANCE RECOVERIES

On September 13, 2002, the Company’s Atchison, Kansas distillery was shut down as the result of an explosion at the distillery. As a result, business interruption insurance proceeds of $9.6 million and $12.6 million were recorded as other operating income for the years ended June 30, 2004 and 2003, respectively. In addition, in 2004 and 2003, the Company recorded gains of approximately $0.9 million and $15.4 million, respectively, resulting from the property damage caused by the explosion. Included in the balance sheet is $1.4 million related to this incident and recorded as insurance receivables at June 30, 2004. The remaining proceeds of $1.4 million were received in 2005.

NOTE 3:                        INVENTORIES

Inventories consist of the following:

June 30,	2005	2004
(in thousands)
Alcohol	$6,792	$4,130
Unprocessed grain	6,801	9,643
Operating supplies	6,507	5,812
Ingredients	9,230	12,080
By-products and other	1,922	1,110
	$31,252	$32,775

NOTE 4:                        PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

June 30,	2005	2004
(in thousands)
Land, buildings and improvements	$28,389	$25,735
Transportation equipment	1,626	1,248
Machinery and equipment	269,282	249,892
Construction in progress	18,329	19,502
	317,626	296,377
Less accumulated depreciation	(201,997)	(187,280)
	$115,629	$109,097

NOTE 5:                        ACCRUED EXPENSES

Accrued expenses consist of the following:

June 30,	2005	2004
(in thousands)
Employee benefit plans (Note 11)	$3,308	$5,223
Salaries and wages	885	999
Property taxes	711	819
Interest	253	316
Other expenses	464	458
	$5,621	$7,815

NOTE 6:                        LONG-TERM DEBT

Long-term debt consists of the following:

June 30,	2005	2004
(in thousands)
Notes payable	$17,992	$11,362
Industrial revenue bond	2,941	3,869
Capital lease obligation	557	531
	21,490	15,762
Less current maturities	(4,705)	(3,201)
Long-term portion	$16,785	$12,561

On September 24, 2004 the Company borrowed $9,794,500 from GE Capital Public Finance, Inc. The Company’s obligations are evidenced by a promissory note, bear interest at 5.26 percent per annum and are payable in 83 consecutive monthly payments of $139,777 and an 84th payment equal to the unpaid principal and interest, commencing November 1, 2004. The Company also entered into a security agreement to secure the note. The security agreement grants a security interest in specified equipment located or to be located at the Company’s KCIT facility in Kansas City, Kansas.

The Company has agreed to secure its obligations under its note by all the equipment at the KCIT facility by September 30, 2005. In order to do this, the Company requires a waiver from another of its lenders, The Principal Mutual Life Insurance Company, which it has been unable to obtain. The Company has negotiated a commitment with General Electric Capital Corporation for a five year loan of up to $7 million, with an estimated interest rate of 5.78% per annum, to refinance the Principal notes. As an interim measure, the Company might make a draw under its Line of Credit Agreement to pay the Principal notes.

The unsecured senior notes are payable in annual installments of $2,273,000 through 2008 with the final principal payment of $2,270,000 due in 2009. Interest is payable semiannually at 6.68 percent per annum.

Industrial development revenue bonds issued by The Unified Government of WyandotteCounty, Kansas City, Kansas, provide for principal payments to bondholder of $77,381 plus interest at 5.23 percent (5.26 percent effective August 2003), which are due monthly. The bonds are secured by a security interest in the project as defined in the lease agreement.

In connection with the above borrowings, the Company, among other covenants, is required to maintain certain financial ratios, including a current ratio of 1.5 to 1, minimum consolidated tangible net worth equal to the greater of (i) $86 million or (ii) $86 million plus 50 percent of consolidated net income since September 30, 2001, debt to tangible net worth not to exceed 2.5 to 1, and a fixed charge coverage ratio of 1.5 to 1. The agreements also include a restriction on the aggregate amount of dividends that can be paid and treasury stock purchases. At June 30, 2005, there was approximately $23 million capacity available for those purposes under the terms of the agreements.

The Company is implementing an enterprise resource planning system in fiscal year 2006 financed under a capital lease. The lease will require 36 monthly principal and interest payments of $22,590 with an interest rate of 4.6 percent.

At June 30, 2005, the Company had a $20 million unsecured revolving line of credit expiring on November 30, 2005, on which there were no borrowings at June 30, 2005. Borrowings under $500,000 bear interest at the prime rate. Borrowings in excess of $500,000 bear interest at the greater of 1 percent below prime or the federal funds rate plus 1.5 percent. Subsequent to year-end, the Company renegotiated its Line of Credit Agreement to extend its expiration date to July 1, 2006.

In the absence of a waiver from Principal, annual maturities of long term debt reflect the remaining non-current portion of the Principal obligations maturing in fiscal 2007, which corresponds with the maturity of the Line of Credit. Aggregate annual maturities of long-term debt and payments on capital lease obligations at June 30, 2005 are:

	Long-Term	Capital
	Debt (Exc.	Lease
(in thousands)	Leases)	Obligations
2006	$4,433	$282
2007	9,042	292
2008	2,296
2009	1,600
2010	1,520
Thereafter	2,042
	20,933	574
Less amount representing interest		(17)
Present value of future minimum lease payments		$557

NOTE 7:                        INCOME TAXES

The provision (credit) for income taxes is comprised of the following:

Years ended June 30,	2005	2004	2003
(in thousands)
Income taxes currently payable (receivable)	$1,544	$5,499	$(2,373)
Income taxes deferred	579	683	5,740
	$2,123	$6,182	$3,367

The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets are as follows:

June 30,	2005	2004
(in thousands)
Deferred tax assets:
Post-retirement liability	$2,474	$2,331
Deferred income	4,270	4,913
Stock based compensation	627	1,906
Other	810	710
	8,181	9,860

Deferred tax liabilities:
Accumulated depreciation	(19,856)	(20,945)
Other	(490)	(502)
	(20,346)	(21,447)
Net deferred tax liability	$(12,165)	$(11,587)

The above net deferred tax liability is presented on the consolidated balance sheets as follows:

June 30,	2005	2004
(in thousands)
Deferred tax asset - current	663	$2,090
Deferred tax liability - long-term	(12,828)	(13,677)
Net deferred tax liability	$(12,165)	$(11,587)

No valuation allowance has been recorded at June 30, 2005 or 2004.

A reconciliation of the provision for income taxes at the normal statutory federal rate to the provision included in the accompanying consolidated statements of income is shown below:

Years ended June 30,	2005	2004	2003
(in thousands)
“Expected” provision at federal statutory rate (34%)	$2,083	$5,321	$2,897
Increases resulting from effect of state income taxes	5	616	605
Other	35	245	(135)
Provision for income taxes	$2,123	$6,182	$3,367

NOTE 8:                        CAPITAL STOCK

The Common Stock is entitled to elect four out of the nine members of the Board of Directors, while the Preferred Stock is entitled to elect the remaining five directors. Holders of Common Stock are not entitled to vote with respect to a merger, dissolution, lease, exchange or sale of substantially all of the Company’s assets, or on an amendment to the Articles of Incorporation, unless such action would increase or decrease the authorized shares or par value of the Common or Preferred Stock, or change the powers, preferences or special rights of the Common or Preferred Stock so as to affect the holders of Common Stock adversely. Generally, the Common Stock and Preferred Stock vote as separate classes on all other matters requiring stockholder approval.

NOTE 9:                        OTHER OPERATING INCOME (EXPENSE)

Other operating income (expense) consists of the following:

Years ended June 30,	2005	2004	2003
(in thousands)
CCC value-added program	$1,650	$1,725	$4,967
Business interruption insurance	—	9,619	12,590
Miscellaneous	(943)	(624)	(154)
	$707	$10,720	$17,403

NOTE 10:                 ENERGY COMMITMENT

During fiscal 1994, the Company negotiated a 15-year agreement to purchase steam heat and electricity from a utility for its Illinois operations. Steam heat is being purchased for a minimum monthly charge of $130,000, with a declining fixed charge for purchases in excess of the minimum usage. In connection with the agreement, the Company leased land to the utility company for 15 years so it could construct a co-generation plant at the Company’s Illinois facility. The Company has also agreed to reimburse the utility for the net book value of the plant if the lease is not renewed for an additional 19 years at the end of the initial lease term. The estimated net book value of the plant would be $10.6 million at June 30, 2009. Electricity purchases will occur at fixed rates through December 31, 2006.

NOTE 11:                 EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plans. The Company and its subsidiaries have employee stock ownership plans covering all eligible employees after certain requirements are met. Contributions to the plans totaled $574,000, $581,000 and $341,000 for the years ended June 30, 2005, 2004 and 2003, respectively. Contributions are made in the form of cash and/or additional shares of common stock.

401(k) Profit Sharing Plans. The Company and its subsidiaries formed 401(k) profit sharing plans covering all employees after certain eligibility requirements are met. Contributions to the plans totaled $1,342,000, $1,088,000 and $778,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

Post-Retirement Benefit Plan. The Company and its subsidiaries provide certain post-retirement health care and life insurance benefits to all employees. The liability for such benefits is unfunded. The Company uses a May 31 measurement date for the plan. The Company expects to contribute $300,000 to the plan in fiscal 2006.

The status of the Company’s plans at June 30, 2005 and 2004 was as follows:

June 30,	2005	2004
(in thousands)
Change in unfunded benefit obligation
Beginning of year	$5,510	$5,556
Service cost	241	240
Interest cost	300	323
Actuarial (gain) loss	471	(398)
Amendment	(551)	—
Benefits paid	(171)	(211)
End of year	5,800	5,510
Unrecognized prior service cost and actuarial gain	542	467
Accrued post-retirement benefit cost	$6,342	$5,977

At June 30, 2005, a weighted average discount rate of 5.25 percent  (compared to 6.25 percent assumed at June 30, 2004) and a weighted average compensation increase of 4.5 percent (compared to 4.5 percent assumed at June 30, 2004) were used in determining the accumulated benefit obligation.

At June 30, 2005, a weighted average discount rate of 6.25 percent (compared to 6.25 percent and 6.0 percent assumed at June 30, 2004 and 2003, respectively) and a weighted average compensation increase of 4.5 percent (compared to 4.5 percent and 6.0 percent assumed at June 30, 2004 and 2003, respectively) were used to determine benefit cost:

June 30,	2005	2004	2003
(in thousands)
Components of net periodic benefit cost:
Service cost	$241	$240	$233
Interest cost	300	323	393
Other amortization	(52)	(15)	(16)
	$489	$548	$610

The weighted average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is assumed to be 7.75 percent (compared to 8.00 percent assumed for 2004) reducing to 7 percent over four years and 6.0 percent over 10 years. A one percentage point increase (decrease) in the assumed health care cost trend rate would have increased (decreased) the accumulated benefit obligation by $439,000 ($382,000) at June 30, 2005, and the service and interest cost would have increased (decreased) by $54,000 ($46,000) for the year then ended.

On December 8, 2003, the Medicare Prescription Drug Improvement Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide benefits at least actuarially equivalent to Medicare Part D. The Company has been unable to conclude whether the benefits provided to the plan are actuarially equivalent to Medicare Part D under the Act. Accordingly, the net periodic post-retirement benefit costs above do not reflect any amounts associated with the subsidy.

As of June 30, 2005, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid to plan participants:

(in thousands)
2006	$300
2007	312
2008	324
2009	340
2010	360
2011-2015	2,393
$4,029

Stock Options. The Company has four stock option plans, the Stock Incentive Plan of 2004 (the “2004 Plan”), the Stock Incentive Plan of 1996 (the “1996 Plan”), the Stock Option Plan for Outside Directors (the “Directors Plan”), and the 1998 Stock Incentive Plan for Salaried Employees (the “Salaried Plan”). These Plans permit the issuance of stock awards, stock options and stock appreciation rights to salaried employees and outside directors of the Company.

Under the 2004 Plan, the Company may grant incentives for up to 980,000 shares of the Company’s common stock to salaried, full time employees, including executive officers. The term of each award generally is determined by the committee of the Board of Directors charged with administering the 2004 Plan. Under the terms of the 2004 Plan, any options granted will be nonqualified stock options, must be exercisable within ten years and must have an exercise price which is not less than the fair value on the date of the grant. At June 30, 2005, no stock options had been granted under the 2004 Plan.

Under the 1996 Plan, the Company may grant incentives for up to 1,200,000 shares of the Company’s common stock to key employees. The term of each award is determined by the committee of the Board of Directors charged with administering the 1996 Plan. Under the terms of the 1996 Plan, options granted may be either nonqualified or incentive stock options and the exercise price may not be less than the fair value on the date of the grant. At June 30, 2005, the Company had outstanding incentive stock options to purchase 584,960 shares. At June 30, 2005, all such options were exercisable. The options have ten-year terms and have exercise prices equal to fair market value on the date of grant.

Under the Directors Plan, each non-employee or “outside” director of the Company receives on the day after each annual meeting of stockholders an option to purchase 2,000 shares of the Company’s common stock at a price equal to the fair market value of the Company’s common stock on such date. Options become exercisable on the 184th day following the date of grant and expire not later than ten years after the date of grant. Subject to certain adjustments, a total of 180,000 shares are reserved for annual grants under the Plan. At June 30, 2005, the Company had outstanding options to purchase 66,000 shares, all of which were exercisable as of June 30, 2005.

Under the Salaried Plan, the Company may grant stock incentives for up to 600,000 shares of the Company’s common stock to full-time salaried employees. The Salaried Plan provides that the amount, recipients, timing and terms of each award be determined by the Committee of the Board of Directors charged with administering the Salaried Plan. Under the terms of the Salaried Plan, options granted may be either nonqualified or incentive stock options and the exercise price may not be less than the fair value on the date of the grant. At June 30, 2005, the Company had outstanding incentive stock options on 183,170 shares. At June 30, 2005, all such options were exercisable except for 2,845, which will become exercisable at various dates through January 2006. They have ten-year terms and have exercise prices equal to fair market value on the date of grant.

The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used:

	2005	2004	2003

Risk-free rate	4.0%	3.5%	3.5%

Expected dividend yield	1.7%	1.7%	0%

Expected volatility	58.0%	50.0%	50.0%

Expected term (in years)	10	10	10

Weighted average fair value per share optioned	$6.32	$2.82	$2.31

A summary of the status of stock options awarded under the Company’s stock option plans at June 30, 2005, 2004 and 2003 and changes during the years then ended is presented below:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	905,980	$5.45	1,499,100	$5.49	1,611,120	$5.77
Granted	14,000	9.09	14,000	4.38	112,000	3.58
Cancelled	(400)	5.95	(300)	4.00	(203,020)	6.81
Exercised	(85,450)	5.74	(606,820)	5.51	(21,000)	4.10
Outstanding at end of year	834,130	5.48	905,980	5.45	1,499,100	5.49

These are comprised as follows:

	Shares	Exercise Price	Remaining Contractual Lives (Years)	Shares Exercisable at June 30, 2005
The 1996 Plan	82,000	$3.63	8.00	82,000
	106,000	6.45	7.00	106,000
	73,000	5.95	6.50	73,000
	87,500	4.66	6.00	87,500
	19,160	4.66	5.50	19,160
	62,000	4.00	4.50	62,000
	90,800	6.25	3.50	90,800
	64,500	6.88	2.50	64,500
Salaried Plan	11,380	5.95	6.50	8,535
	29,500	4.66	5.50	29,500
	59,330	4.00	4.50	59,330
	82,960	6.75	2.67	82,960
Directors’ Plan	14,000	9.09	9.25	14,000
	8,000	4.38	8.25	8,000
	8,000	3.25	7.25	8,000
	8,000	5.58	6.25	8,000
	6,000	4.82	5.25	6,000
	6,000	4.50	4.25	6,000
	6,000	5.88	3.25	6,000
	6,000	7.13	2.25	6,000
	4,000	8.13	1.25	4,000
	834,130			831,285

Restricted Stock. In December 2004, the Board of Directors approved a long-term incentive stock program for senior executives under which 80,000 shares of restricted common stock were awarded from shares available under the Company’s 2004 Plan. Generally, the restricted stock will vest if the Company achieves specific financial objectives over a performance period ending June 30, 2007; if those objectives are not met, the restricted stock will vest on June 30, 2011. Accelerated or partial vesting may be permitted upon a change of control or if employment is terminated as a result of death, disability, retirement or termination without cause. Compensation expense with respect to these awards is based on the market price of the stock on the date the Board approved the program, which was $9.44 per share. Compensation expense related to this plan recognized in income during the year ended June 30, 2005 was $107,000.

In December 2003, the Board of Directors approved a long-term incentive program for senior executives under which 230,000 shares of restricted common stock were awarded from shares available under the Company’s Stock Incentive Plan of 1996 and its 1998 Stock Incentive Plan for Salaried Employees. Generally, the restricted stock will vest if the Company achieves specific financial objectives over a performance period ending June 30, 2006; if those objectives are not met, the restricted stock will vest on June 30, 2010. Accelerated or partial vesting may be permitted upon a change of control or if employment is terminated as a result of death, disability, retirement or termination without cause. Compensation expense with respect to these awards is based on the market price of the stock on the date the Board approved the program, which was $5.91 per share. Compensation expense related to this plan recognized in income during the years ended June 30, 2005 and 2004 was $452,000 for each year.

NOTE 12:                 OPERATING LEASES

The Company has several noncancellable operating leases for railcars and other equipment, which expire from November 2003 through December 2009. The leases generally require the Company to pay all service costs associated with the railcars. Rental payments include minimum rentals plus contingent amounts based on mileage.

Future minimum lease payments at June 30, 2005 are as follows:

(in thousands)
2006	$2,211
2007	1,824
2008	1,278
2009	738
2010	353
Thereafter	—
$6,404

Rental expense for all operating leases with terms longer than one month totaled $1,909,000, $1,830,000 and $1,685,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

NOTE 13:                 SIGNIFICANT ESTIMATES AND CONCENTRATIONS

Generally accepted accounting principles require disclosure of certain significant estimates and current vulnerabilities due to certain significant concentrations. Those matters include the following:

•                  The Company accrues amounts for post-retirement benefit obligations as discussed in Note 11. An accrual for such costs of $6,342,000 is included in the accompanying 2005 financial statements. Claims payments based on actual claims ultimately filed could differ materially from these estimates.

•                  During each of the years ended June 30, 2005 and 2004, the Company had sales to two customers accounting for approximately 25 percent of consolidated sales for each of the two fiscal years.

•                  The Company has written down the carrying value of inventories to the lower of cost or market based on management estimates. Actual results could differ significantly in the near term.

•                  Approximately 60 percent of the Company’s employees are covered by collective bargaining agreements. The Company is currently negotiating an agreement with employees at the Kansas City facility, which represents approximately 5 percent of the Company’s total employees. The remaining agreements expire during fiscal 2008 and fiscal 2009.

NOTE 14:                 OPERATING SEGMENTS

The Company’s operations are classified into two reportable segments: ingredients and distillery products. Ingredients consist of specialty ingredients, consisting primarily of specialty wheat starches and specialty wheat proteins for food and non-food applications, commodity ingredients, including commodity wheat starches and vital wheat gluten, and mill feeds. Distillery products consist of food grade alcohol, including beverage and industrial alcohol, fuel grade alcohol, commonly known as ethanol, and distillers feed and carbon dioxide, which are by-products of the Company’s distillery operations.

Operating profit for each segment is based on net sales less identifiable operating expenses. Interest expense, investment income and other general miscellaneous expenses have been excluded from segment operations and classified as Corporate. Receivables, inventories and equipment have been identified with the segments to which they relate. All other assets are considered as Corporate.

(in thousands)	2005	2004	2003
Sales to Customers
Ingredients	$92,495	$102,711	$57,215
Distillery products	182,682	167,962	135,157
	275,177	270,673	192,372

Depreciation
Ingredients	6,544	5,787	5,141
Distillery products	8,743	8,617	8,390
Corporate	721	793	823
	16,008	15,197	14,354

Income before Income Taxes
Ingredients	(778)	17,268	7,030
Distillery products	8,524	257	3,622
Corporate	(1,619)	(1,875)	(2,131)
	6,127	15,650	8,521

Identifiable Assets
Ingredients	81,507	86,965	59,628
Distillery products	79,678	79,624	76,704
Corporate	28,315	20,448	36,798
	189,500	187,037	173,130

NOTE 15:                 FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents estimated fair values of the Company’s financial instruments. The fair values of certain of these instruments were calculated by discounting expected cash flows, which method involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

	June 30
	2005		2004
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$10,384	$10,384	$6,488	$6,488
Insurance receivable	—	—	1,425	1,425
Unrealized gains on hedging contracts	428	428	258	258
Financial liabilities:
Long-term debt	21,490	21,099	15,762	16,203
Unrealized losses on hedging contracts	464	464	673	673

NOTE 16:  ADDITIONAL CASH FLOWS INFORMATION

Years Ended June 30,	2005	2004	2003
(in thousands)
Non-cash investing and financing activities:
Purchase of property and equipment in accounts payable	$833	$164	$695
Capital lease obligation incurred for equipment	—	576	—
Additional cash payment information:
Interest paid, net of amount capitalized	1,456	1,151	1,226
Income taxes paid	6,590	3,400	—

NOTE 17:                 CONTINGENCIES

There are various legal proceedings involving the Company and its subsidiaries. Except as noted below, management considers that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or operations of the Company.

The Company is currently in negotiations with the United States Environmental Protection Agency (USEPA), the Illinois Attorney General’s Office and the Illinois Environmental Protection Agency (IEPA) to settle separate enforcement proceedings related to emissions at the Pekin, Illinois location. The IEPA has requested a $650,000 consent penalty to resolve its complaint and the USEPA has proposed a federal penalty of $172,000 to resolve the federal initiative, to which penalty the Company has tentatively agreed. The Company has made an offer to settle the IEPA matter which includes a cash payment and the installation of certain additional equipment at the plant, but regards the IEPA penalty request as unwarranted under the circumstances and has rejected it.  IEPA has represented to the hearing officer that settlement efforts have broken down, and prospects for settlement of the complaint are uncertain.   Ultimately, the Company expects to pay a fine in connection with the resolution of this matter, but is unable to estimate the amount at this time.   As of June 30, 2005, the Company had accrued $350,000, which is included in other accrued liabilities, with respect to these matters. The amount of the ultimate settlement could differ materially in the near future.

NOTE 18:                 USDA GRANT

During the fourth quarter of fiscal 2001, the United States Department of Agriculture developed a grant program for the gluten industry in place of a two-year extension of a wheat gluten import quota that took effect on June 1, 1998. Over the life of the program, which was administered by the Commodity Credit Corporation (“CCC”) and which ended on May 31, 2003, the Company was eligible to receive nearly $26 million of the program total of $40 million. For the first year of the program, approximately $17.3 million was allocated to the Company, with the remaining $8.3 million allocated in July 2002. The funds were required to be used for research, marketing, promotional and capital costs related to value-added gluten and starch products. Funds allocated on the basis of current operating costs were recognized in income as those costs were incurred. Funds allocated based on capital expenditures are being recognized in income as the capital projects are depreciated.

NOTE 19:                 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment. The Statement generally provides that the cost of Share-Based Payments be recognized over the service period based on the fair value of the option or other instruments at the date of grant. The grant date fair value should be estimated using an option-pricing model adjusted for the unique characteristics of the options or other instruments granted. The Company must use the Black-Scholes option pricing model for outstanding options. With respect to future grants, the Company may elect to use the Black –Scholes option pricing model or may elect to determine the grant date fair value using an alternative method. This Statement will be effective for the Company beginning July 1, 2005. Note 1 above discusses the effect on net income and earnings per share using the grant date fair value of outstanding stock options based on the Black-Scholes option-pricing model.

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

Not applicable.

ITEM 9A.                    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, after evaluating the design and effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequately designed and operating effectively to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-K Annual Report was being prepared.

REPORT ON INTERNAL CONTROLS

Management’s Annual Report on Internal Control Over Financial Reporting and our registered public accounting firm’s attestation report  on management’s assessment can be found under Item 8.

CHANGES IN INTERNAL CONTROLS

There has been no change in our internal control over financial reporting identified in connection with the foregoing evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                    OTHER INFORMATION

Not applicable

PART III

ITEM 10.                      DIRECTORS OF THE REGISTRANT

Incorporated by reference to the information under Election of Directors at pages 1 to 4 of the Proxy Statement, the information relating to the Audit Committee in the first paragraph of Certain Information Concerning The Board And Its Committees-General, at page 4 of the Proxy Statement and in the second paragraph of Certain Information Concerning The Board And Its Committees - Audit Review Committee at page 5 of the Proxy Statement, and Section 16(a) Beneficial Ownership Reporting Compliance at page 14 of the Proxy Statement.

We have has adopted a code of ethics that applies to all our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy is filed as an exhibit to this report.

ITEM 11.                      EXECUTIVE COMPENSATION

Incorporated by reference to the information in Certain Information Concerning The Board And Its Committees-Directors’ Fees, at page 6 of the Proxy Statement and under Executive Compensation — Summary Compensation Table at page 8 and  —Option Exercises and Year-End Holdings at page 9 of the Proxy Statement.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the information under Principal Stockholders on pages 12 and 13 of the Proxy Statement.

The following is a summary of securities authorized for issuance under equity compensation plans as of June 30, 2005:

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average of exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	834,130	$5.48	1,014,420
Equity compensation plans not approved by security holders	—	—	—
Total	834,130	$5.48	1,014,420

(1)  Of these securities, as of June 30, 2005, an aggregate of  934,020 shares may also be issued as performance or restricted stock awards under the terms of the Stock Incentive Plan of 2004, the Stock Incentive Plan of 1996 and the 1998 Stock Incentive Plan for Salaried Employees.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the information under Related Transactions on page 14 of the Proxy Statement.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the information under Audit and Certain Other Fees Paid Accountants at page 7 of the Proxy Statement.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)           Financial Statements:

Auditors’ Report on Financial Statements.
Consolidated Balance Sheets at June 30, 2005, 2004 and 2003.
Consolidated Statements of Income - for the Three Years Ended June 30, 2005, 2004 and 2003.
Consolidated Statements of Stockholders’ Equity for the Three Years Ended June 30, 2005, 2004 and 2003.
Consolidated Statements of Cash Flow - for the Three Years Ended June 30, 2005, 2004 and 2003.
Notes to Consolidated Financial Statements.

(2)           Financial Statement Schedules:

Auditors’ Report on Financial Statement Schedules:

VIII - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the information is contained in the Consolidated Financial Statements or notes thereto.

(3)           The exhibits required by Item 601 of Regulation S-K (paragraph (c) below).

Exhibits:

Exhibit No.	Description

3(a)(1)	Articles of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-17196)).

3(b)	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed March 4, 2005 (File Number 0-17196)).

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

4(c)

Line of Credit Loan Agreement dated as of November 25th, 2003 (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (file number 0-17196)).

4(d)

First Amendment to Line of Credit Agreement and related First Amended and Restated Line of Credit Note (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (file number 0-17196)).

4(e)

Second Amendment to Line of Credit Agreement and related Second Amended and Restated Line of Credit Note (incorporated by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 (file number 0-17196)).

4(f)

Promissory Note to GE Capital Public Finance dated September 24, 2004 and related Security Agreement dated as of September 24, 2004, as amended by Addendum No. 001 (Incorporated by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (file number 0-17196)).

*4(g)	Addendum 002 to Security Agreement dated as of September 24, 2004 filed as exhibit 4(f).

*4(h)	Addendum 003, dated August 31, 2005, to Security Agreement dated as of September 24, 2004 filed as exhibit 4(f).

4(i)	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the Commission upon request.

9(a)	Copy of Cray Family Trust (incorporated by reference to Exhibit 1 of Amendment No. 1 to Schedule 13D of Cloud L. Cray, Jr. dated November 17, 1995).

10(a)	Summary of informal cash bonus plan (incorporated by reference to Exhibit 10(a) of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 20, 2004 (file number 0-17196).

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

10(v)

Agreement with Ladd M. Seaberg as to Award of Restricted Shares Granted under the Stock Incentive Plan of 1996 and the 1998 Stock Incentive Plan for Salaried Employees (Similar agreements have been made with the following named executive officers as to the number of shares indicated following their respective names: Michael J. Trautschold–23,400 shares; Randy M. Schrick – 22,000 shares; Brian T. Cahill - 20,800 shares; Sukh Bassi, Ph.D. – 22,000 shares (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10(w)	Stock Incentive Plan of 2004 (incorporated by reference to Exhibit 4.2 of Registrant’s Form S-8 Registration Statement filed October 20, 2004 (File Number 333-119860))

10(x)

Guidelines for Issuance of Fiscal 2005 Restricted Share Awards (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2004 (File Number 0-17196)).

10(y)

Agreement with Ladd M. Seaberg as to Award of Restricted Shares Granted under the Stock Incentive Plan of 2004 (Similar agreements have been made with the following named executive officers as to the number of shares indicated following their respective names: Michael J. Trautschold–7,400 shares; Randy M. Schrick – 7,000 shares; Brian T. Cahill – 6,600 shares; Sukh Bassi, Ph.D. – 6,800 shares (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2004 (File Number 0-17196)).

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

*  Filed herewith

SIGNATURES

Pursuant to requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Atchison, State of Kansas, on this 9th day of September, 2005.

MGP INGREDIENTS, INC.

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

Name	Title	Date

/s/Laidacker M. Seaberg	President (Principal	September 9, 2005
Laidacker M. Seaberg	Executive Officer) and Director

/s/Brian T.Cahill	Vice President and Treasurer	September 9, 2005
Brian T. Cahill	(Principal Financial and
Accounting Officer)

/s/Michael Braude	Director	September 9, 2005
Michael Braude

/s/John E. Byom	Director	September 9, 2005
John E. Byom

/s/Cloud L. Cray, Jr.	Director	September 9, 2005
Cloud L. Cray, Jr.

/s/Gary Gradinger	Director	September 9, 2005
Gary Gradinger

/s/Linda E. Miller	Director	September 9, 2005
Linda E. Miller

/s/Randy M. Schrick	Director	September 9, 2005
Randy M. Schrick

/s/Daryl R. Schaller	Director	September 9, 2005
Daryl R. Schaller

/s/John R. Speirs	Director	September 9, 2005
John R. Speirs

MGP INGREDIENTS, INC.

Consolidated Financial Statement Schedules

(Form 10-K)

June 30, 2005, 2004, and 2003

(With Auditors’ Report Thereon)

BKD, LLP

Twelve Wyandotte Plaza
120 West 12th Street, Suite 1200
Kansas City, MO 64105-1936
816-221-6300 Fax: 816-221-6380

bkd.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

Audit Committee, Board of Directors and Stockholders

MGP Ingredients, Inc.

Atchison, Kansas

In connection with our audit of the consolidated financial statements of MGP Ingredients, Inc. for each of the three years in the period ended June 30, 2005, we have also audited the following financial statement schedule.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits of the basic financial statements.  The schedule is presented for purposes of complying with the Securities and Exchange Commission’s rules and regulations and is not a required part of the consolidated financial statements.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ BKD, LLP

Kansas City, Missouri

August 26, 2005

MGP INGREDIENTS, INC.

VIII.                         VALUATION AND QUALIFYING ACCOUNTS

	Balance,	Charged to	Charged		Balance,
	Beginning	Costs and	to Other		End of
	Of Period	Expenses	Accounts	Write-Offs	Period
	(In Thousands)

Year Ended June 30, 2005
Allowance for doubtful accounts	$252	$157	—	$89	$320

Year Ended June 30, 2004
Allowance for doubtful accounts	252	12	—	12	252

Year Ended June 30, 2003
Allowance for doubtful accounts	252	24	—	24	252