Form 10-Q
period 2005-09-30
MGP INGREDIENTS INC
filed 2005-11-09
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

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

                Indicated by check mark whether the registrant is a shell company  (as defined in Rule 12b-2 of the Exchange Act).      ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value

16,050,040 shares outstanding

as of September 30, 2005

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Independent Accountants’ Review Report

Condensed Consolidated Balance Sheets as of September 30, 2005 and June 30, 2005

Condensed Consolidated Statements of Income for the Three Months Ended September 30, 2005 and 2004

Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2005 and 2004

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

MGP Ingredients, Inc.

Atchison, Kansas

We have reviewed the accompanying condensed consolidated balance sheet of MGP Ingredients, Inc. as of September 30, 2005 and the related condensed consolidated statements of income and cash flows for the three-month periods ended September 30, 2005 and 2004.  These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Over-sight Board (United States).  A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of June 30, 2005 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated August 26, 2005, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BKD, LLP

Kansas City, Missouri

October 31, 2005

MGP Ingredients, Inc.

Notes to Condensed Consolidated Financial Statements

MGP Ingredients, Inc.

Condensed Consolidated Balance Sheets (in Thousands)

	September 30,	June 30,
	2005	2005
Assets
Current Assets
Cash and cash equivalents	$3,458	$10,384
Receivables, net of allowance of $320 at September 30, 2005 and $320 at June 30, 2005	32,985	28,097
Inventories	35,169	31,252
Prepaid expenses	2,130	628
Deferred income taxes	945	663
Refundable income taxes	213	2,622
Total current assets	74,900	73,646

Property and Equipment, at cost	324,357	317,626
Less accumulated depreciation	(204,970)	(201,997)
Total property and equipment, net	119,387	115,629

Other
Other assets	221	225
Total other assets	221	225

Total assets	$194,508	$189,500

See Accompanying Notes to Condensed Consolidated Financial Statements and Independent Accountants’ Review Report.

MGP Ingredients, Inc.

Condensed Consolidated Balance Sheets (in Thousands)

	September 30,	June 30,
	2005	2005
Liabilities and Stockholders’ Equity
Current Liabilities
Line of credit	$2,000	$—
Current maturities of long-term debt	3,583	4,705
Accounts payable	14,038	11,744
Accrued expenses	7,324	5,621
Income taxes payable	426	—
Deferred revenue	10,554	10,948
Total current liabilities	37,925	33,018

Long-term Debt	15,217	16,785

Post-Retirement Benefits	6,469	6,342

Deferred Income Taxes	12,811	12,828

Stockholders’ Equity
Capital stock
Preferred, 5% cumulative, $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common, no par; authorized 40,000,000 shares; issued 19,530,744 shares	6,715	6,715
Additional paid-in capital	5,536	5,341
Retained earnings	126,002	124,754
Accumulated other comprehensive loss -
Cash flow hedges	(363)	(228)
	137,894	136,586

Treasury stock, at cost
Common
September 30, 2005 - 3,480,704 shares
June 30, 2005 - 3,536,064 shares	(15,808)	(16,059)
Total stockholders’ equity	122,086	120,527
Total liabilities and stockholders’ equity	$194,508	$189,500

See Accompanying Notes to Condensed Consolidated Financial Statements and Independent Accountants’ Review Report.

MGP Ingredients, Inc.

Condensed Consolidated Statements Of Income (In Thousands)

Three Months Ended September 30, 2005 and 2004

(Unaudited)

	2005	2004
Net sales	77,046	68,878
Cost of sales	64,862	63,804
Gross profit	12,184	5,074

Selling, general and administrative	(5,709)	(4,882)
Other operating income	168	286
Operating income	6,643	478

Other income (expense)	116	309
Interest (expense)	(565)	(306)
Income before income taxes	6,194	481

Provision for income taxes	(2,463)	(190)
Net income	3,731	291

Other comprehensive income (loss), net of tax:	(135)	(313)
Comprehensive income (loss)	$3,596	$(22)

Earnings per common share (1)
Basic	$0.23	$0.02
Diluted	$0.23	$0.02

Dividends per common share	$0.15	$0.15

See Accompanying Notes to Condensed Consolidated Financial Statements and Independent Accountants’ Review Report.

MGP Ingredients, Inc.

Condensed Consolidated Statements of Cash Flows (in Thousands)

Three Months Ended September 30, 2005 and 2004

	2005	2004
Cash Flows from Operating Activities
Net income	$3,731	$291
Items not requiring cash
Depreciation and amortization	3,002	3,893
Gain on sale/conversion of property and equipment	—	(709)
Deferred income taxes	(299)	(900)
Stock compensation	45	—
Changes in:
Accounts receivable	(4,888)	2,336
Inventories	(4,052)	(6,710)
Accounts payable and accrued expenses	3,687	(6,029)
Deferred revenue	(394)	(415)
Income taxes (receivable) payable	2,835	(161)
Other	(1,502)	(2,245)
Net cash provided by (used in) operating activities	2,165	(10,649)

Cash Flows from Investing Activities
Additions to property and equipment	(6,319)	(5,646)
Proceeds from disposition of equipment	—	709
Net cash used in investing activities	(6,319)	(4,937)

Cash Flows from Financing Activities
Exercise and vesting of stock options	401	428
Principal payments on long-term debt	(9,690)	(2,259)
Proceeds from issuance of long-term debt	7,000	9,700
Net proceeds on line of credit	2,000	6,000
Dividends payable	(2,483)	—
Net cash provided by (used in) financing activities	(2,772)	13,869

Increase (decrease) in cash and cash equivalents	(6,926)	(1,717)
Cash and cash equivalents, beginning of period	10,384	6,488
Cash and cash equivalents, end of period	$3,458	$4,771

See Accompanying Notes to Condensed Consolidated Financial Statements and Independent Accountants’ Review Report.

Note 1.                                  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of the Company’s management, necessary to fairly present the financial position, results of operations and cash flows of the Company.  Those adjustments consist only of normal recurring adjustments.  The condensed consolidated balance sheet as of June 30, 2005 has been derived from the audited consolidated balance sheet of the Company as of that date.  Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Form 10-K Annual Report for the fiscal year ended June 30, 2005 filed with the Securities and Exchange Commission.  The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Note 2.                                  Earnings Per Share

Earnings per common share data is based upon the weighted average number of common shares outstanding. Employee stock—based compensation is the only potentially dilutive security held by the Company.

The Company has a stock-based employee compensation plan, which it accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations for the year ended June 30, 2005.  Accordingly, compensation expense is recognized in net income over the vesting period for restricted stock awards.  No compensation expense is reflected in net income related to stock options issued, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to all of the stock based employee compensation under those plans.

For the three months ended
September 30,
(in Thousands, except per share data)	2004
Net income, as reported	$291
Plus: Stock-based employee compensation included in net income	66
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	157
Pro forma net income	$200

Earnings per share
Basic - as reported	$0.02
Basic - pro forma	$0.01
Diluted - as reported	$0.02
Diluted - pro forma	$0.01

Weighted average shares:
Basic	15,932,913
Diluted	16,648,019

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, using the modified prospective application transition method.  This standard requires the Company to record compensation costs, on a prospective basis, for the unvested portion of stock awards with such amount being calculated under the fair value based method.  Compensation expense recorded for the three months ended September 30, 2005 was approximately $45,000.

Note 3.                                  Long-Term Debt

Secured promissory note:

On September 29, 2005 the Company borrowed $7,000,000 from General Electric Capital Corporation (GECC) and paid the unsecured senior notes payable to The Principal Mutual Life Insurance Company of $6,816,000.  The Company’s obligations to GECC are evidenced by a promissory note bearing interest at 5.92% per annum and payable in 60 consecutive monthly payments, with the first payment on November 1, 2005 being $138,525, the next 58 payments being $135,071 and the final payment being the remaining amount of outstanding principal and interest.  The note may be prepaid at any time in its entirety subject to the payment of a prepayment premium equal to 3% of the original principal amount if the note is prepaid prior to the first anniversary, declining to 1% if paid prior to the third anniversary and 0% thereafter.

The Company also entered a security agreement to secure the note.  The security agreement grants a security interest in all the Company’s equipment located or to be located at the Company’s KCIT facility in Kansas City, Kansas.  Under the security agreement, the Company has agreed to indemnify the secured party against any claim arising in connection with the collateral.

Indebtedness under the note can be accelerated if any payment is not made within 10 days of its due date or if there is an event of default under the security agreement, certain acts of bankruptcy or insolvency, defaults by the Company under any other obligations and the merger or consolidation of the Company without the consent of GECC, which consent may not be unreasonably withheld.

At the time of the loan from GECC, the Company’s other indebtedness included a note payable to GE Capital Public Finance (“GECPF”), an affiliate of GECC, which also is secured by equipment at the Company’s Kansas City, Kansas facility.  In connection with the loan to GECC, the Company also entered into a cross-collateral and cross default agreement with GECC and GECPF in which the Company agreed, among other matters, that all collateral in which either creditor has a security interest will secure the payment of liabilities to both creditors.

Note 4.                                  Contingencies

There are various legal proceedings involving the Company and its subsidiaries.  Except as noted below, management considers that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or operations of the Company.

The Company is currently in negotiations with the United States Environmental Protection Agency (USEPA), the Illinois Attorney General’s Office and the Illinois Environmental Protection Agency (IEPA) to settle  two separate enforcement proceedings related to emissions at the Pekin, Illinois location.  The IEPA has most recently requested a $600,000 penalty to resolve its complaint, and the USEPA  matter has been settled, in connection with which the Company has agreed to pay a federal penalty of $172,000.  The Company  and IEPA are involved in efforts to  settle  the IEPA proceeding, but no resolution has occurred and the Company has not agreed to the IEPA requested penalty.   As of September 30, 2005, the Company had accrued $600,000, which is included in other accrued liabilities, with respect to these matters.  The amount of the ultimate settlement could differ materially in the near future.

Note 5.                                  Operating Segments

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

	Three Months Ended
	September 30,
(in Thousands)	2005	2004
Sales to customers
Ingredients	$22,450	$22,754
Distillery products	54,596	46,124
	$77,046	$68,878

Depreciation
Ingredients	$1,546	$1,565
Distillery products	1,325	2,179
Corporate	127	149
	$2,998	$3,893

Income before income taxes
Ingredients	$(219)	$(115)
Distillery products	6,949	874
Corporate	(536)	(278)
	$6,194	$481

	September 30,	June 30,
	2005	2005
Identifiable assets
Ingredients	$80,867	$81,507
Distillery products	91,935	79,678
Corporate	21,706	28,315
	$194,508	$189,500

Note 6.                                  Pension and Post Retirement Benefit Obligations

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

The components of the Net Periodic Benefit Cost for the three months ended September 30 are as follows:

	Three Months Ended
	September 30,
(in Thousands)	2005	2004
Service cost	$74	$60
Interest cost	74	75
Prior service cost	(9)	(12)
(Gain) loss	—	(1)
Total post-retirement benefit cost	$139	$122

The Company previously disclosed in its financial statements for the year ended June 30, 2005, amounts expected to be paid to plan participants.  There have been no revisions to these estimates and there have been no changes in the estimate of total employer contributions expected to be made for the fiscal year ended June 30, 2005.

Total employer contributions for the three months ended September 30, 2005 amounted to $12,000.

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

Note 7.                                  New Accounting Pronouncements

Effective July 1, 2005, the Company implemented Financial Accounting Standards Board (FASB) Statement No. 151, Inventory Costs, and amendment of ARB No. 43, Chapter 4. This Statement clarifies that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs should be classified as a current-period charge. The Statement also requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. The adoption of SFAS 151 did not have a significant impact on our financial position or our results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143, which addresses financial accounting and reporting for obligation associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  FIN 47 is effective for fiscal years ending after December 15, 2005.  The Company has not yet determined the impact that this new pronouncement will have on the Company’s consolidated financial statements.

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS Statement No. 154 (“SFAS 154”), Accounting Changes and Error Corrections.  SFAS 154 requires that, when a company changes its accounting policies, it must apply the change retrospectively to all prior periods presented instead of a cumulative effect adjustment in the period of the change.  SFAS 154 may also apply when the FASB issues new rules requiring changes in accounting.  However if the new rule allows cumulative effect treatment, it would take precedence over SFAS 154.  This statement is effective for fiscal years beginning after December 15, 2005.  The Company has not yet determined the impact that this new pronouncement will have on the Company’s consolidated financial statements.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This section contains forward-looking statements as well as historical information. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements are usually identified by or are associated with such words such as “intend,” “plan”, “believe,” “estimate,” “expect,” “anticipate,” “hopeful,” “should,” “may,” “will”, “could” and or the negatives of these terms or variations of them or similar terminology. They reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. Important factors that could cause actual results to differ materially from our expectations include, among others:  (i) the availability and cost of grain, (ii) fluctuations in gasoline prices, (iii) fluctuations in energy costs, (iv) competitive environment and related market conditions, (vi) our ability to realize operating efficiencies, (vii) the effectiveness of our hedging programs; (viii) access to capital and (ix) actions of governments. For further information on these and other risks and uncertainties that may affect our business, see Item 1. Business — Risks and Uncertainties  of our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

RESULTS OF OPERATIONS

General

Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations—General, incorporated by reference to Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, for certain general information about our principal products and costs.

Critical Accounting Policies

Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies,  incorporated by reference to Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, for accounting policies which are considered by management to be critical to an understanding of the Company’s financial statements.

Developments in the Ingredients Segment

In the first quarter of fiscal 2006, we acquired a facility in Onaga, Kansas, which is presently used to make wood composites.  We plan to upgrade the facility and utilize it for the production of our plant-based biopolymers for use in the manufacture of degradable and non-degradable plastic-like products.  The upgrades are expected to be completed by the spring of 2006 at a projected cost of $1.9 million.

Developments in the Distillery Products Segment

We recently completed the installation of new equipment for processing distillers feed at the Atchison distillery and for the installation of new distillation equipment at the Pekin plant. The costs of these projects were approximately $12 million and $4 million, respectively, and both are expected to strengthen our ability to realize additional improvements in alcohol production efficiencies, especially in regard to energy usage. The new equipment at the Atchison distillery also includes new, state-of-the-art emission control technology that will enable us to comply with government environmental standards.

On August 5, 2005, President Bush signed the Energy Policy Act of 2005, a comprehensive energy bill that includes a provision for establishing a renewable fuels standard. For further information, see our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 under Item 1 Business—Distillery Products-Fuel Grade Alcohol.

Segment Results

The following is a summary of revenues and pre-tax profits/(loss) allocated to each reportable operating segment for the three months ended September 30, 2005 and 2004.

	First Quarter	First Quarter
(In Thousands)	Fiscal 2006	Fiscal 2005

Ingredients

Net Sales	$22,450	$22,754
Pre-Tax Income	(219)	(115)

Distillery Products

Net Sales	$54,596	$46,124
Pre-Tax Income	6,949	874

General

Results for the first quarter of fiscal 2006 represented a substantial improvement over results for the first quarter of the prior fiscal year.  This was due to increased sales of distillery products, which rose 18 percent above distillery products sales in the first quarter of fiscal 2005.  Sales of ingredients were down slightly due to lower sales of specialty ingredients, which principally consist of specialty wheat proteins and wheat starches.  This reduction offset increased sales of commodity ingredients, which primarily consist of commodity wheat gluten and wheat starches.

The increase in distillery products sales resulted from higher selling prices for both food grade and fuel grade alcohol combined with higher unit sales of food grade alcohol for industrial applications.  Sales of distillers feed, the principal by-product of the alcohol production process, decreased compared to the prior year due to lower prices, which more than offset increased unit sales. Total sales of distillery products in the first quarter of fiscal 2006 rose by approximately $8.5 million compared to the first quarter of fiscal 2005.

Increased sales of commodity ingredients in the current year’s first quarter resulted from higher unit sales of commodity gluten.  Sales of commodity wheat starch, meanwhile, declined compared to a year ago.  The decrease in sales of specialty ingredients was due principally to a decline in sales of specialty ingredients for non-food applications.  Sales of specialty ingredients for food applications were just slightly below the prior year’s first quarter level as increased sales of specialty starches were offset by lower sales of specialty proteins.

The increase in commodity gluten sales was due to higher unit sales resulting from higher quantities on hand compared to the prior year’s first quarter.  This increase adversely affected our profitability, as market prices for gluten have been below our cost of production. Although we have deemphasized gluten sales because of such poor market conditions, gluten remains a co-product from the processing of flour. Because our sales of specialty proteins have not kept pace proportionately with our specialty starch sales, we had more gluten available for sale during the first quarter of fiscal 2006 than in the first quarter of fiscal 2005, as less gluten has been  processed into specialty proteins.

The decrease in sales of specialty ingredients for non-food applications resulted mainly from a decline in sales of our MGPI Chewtex™ line of protein- and starch-based resins, which is produced for use in the manufacture of pet chews and related treats. We believe this decline is attributable to the impact of higher gas costs and a weakening labor market, which has contributed to weaker consumer spending and declining consumer confidence and a resulting slowdown in pet industry sales.  Sales of ingredients for use in personal care products were slightly lower than the prior year.  The decline in sales of specialty ingredients for food applications was primarily caused by lower sales of  our Arise® line of specialty wheat protein isolates. Sales of our specialty starches improved compared to the prior year due largely to higher unit sales of our Fibersym™ line of resistant starches for incorporation in fiber-enriched, reduced carbohydrate and lower calorie foods together with increased unit sales of certain of our Pregel™ instant starches that are used in a variety of processed and bakery food applications.  Sales of our Wheatex® line of textured proteins for use in the production of vegetarian products and meat extension applications grew slightly during the current year’s first quarter compared to the same period the prior year.  Although Arise® sales were down compared to the first quarter of fiscal 2005, they improved sequentially over the fourth quarter of this past fiscal year.  Sales of Wheatex® were also higher than in the immediately preceding fourth quarter.

Ingredients

Total ingredient sales in the first quarter of fiscal 2006 decreased by approximately $304,000, or 1 percent, compared to the prior year’s first quarter. This principally was due to a nearly $1.6 million, or 1 percent, decline in sales of specialty ingredients for non-food applications.  Sales of specialty ingredients for food applications were slightly lower than the same period a year ago, while sales of mill feed and other mill products decreased by $171,000, or 39 percent.  Sales of commodity ingredients, on the other hand, increased by approximately $1.3 million, or 47 percent compared to a year ago.  The increase in commodity ingredient sales resulted from a $1.7 million, or 206 percent, rise in sales of commodity gluten, which more than offset a $254,000, or 17 percent, decrease in sales of commodity starches.  The decrease in sales of specialty ingredients for non-food applications principally occurred in sales of our Chewtex® protein- and starch-based resins for use in pet industry products.  The reduction in sales of specialty ingredients for food applications compared to the prior year’s first quarter was almost entirely attributable to reduced sales of our Arise® specialty wheat protein isolates, which were principally offset by increased sales of our Fibersym™ and certain of our Pregel™ specialty starches combined with higher sales of our Wheatex® textured wheat proteins. The reduction in sales of commodity starches resulted from our decision to place increased emphasis on the production and marketing of specialty starches. The reduction in sales of mill feeds (which is a by-product in the manufacture of flour) and other mill products resulted from the processing of less flour in the current year’s first quarter for use in producing specialty proteins.

Distillery Products

Total sales of our distillery products in the first quarter of fiscal 2006 rose by approximately $8.5 million, or 18 percent, compared to the first quarter of fiscal 2005. This improvement was due to an $8.5 million, or 74 percent, increase in sales of food grade alcohol and a $1.3 million, or 5.0 percent, increase in sales of fuel grade alcohol, offset by an approximately $1.3 million, or 17 percent decrease, is sales of distillers feed. In the food grade area, sales of alcohol for industrial applications rose by $8.3 million, or nearly 124 percent as the result of both higher unit sales and prices compared to a year ago.  Sales of food grade alcohol for beverage applications rose by approximately $237,000, or 5 percent, due to higher prices, which offset a slight decrease in unit sales.  The increased sales of fuel grade alcohol also resulted from higher average selling prices.  Unit sales of fuel grade alcohol declined compared to a year ago.  [We recorded no cash incentives for ethanol production from the U.S. Department of Agriculture during the quarter, compared with approximately $161,000 pre-tax ($97,000 net of income taxes) during the first quarter of fiscal 2005.]

The decline in depreciation expense of $0.85 million results from certain equipment that was installed at our Pekin facility in 1994 having become fully depreciated.

Sales

Net sales in the first quarter of fiscal 2006 were approximately $8.2 million, or 12 percent, higher than net sales in the first quarter of fiscal 2005. This improvement was due to an $8.5 million, or 18 percent, increase in sales of distillery products, offset by a $304,000, or 1 percent decrease in sales of ingredients.  The increase in distillery products resulted from increased unit sales and higher selling prices for food grade alcohol for industrial applications, higher selling prices for food grade alcohol for beverage applications and higher selling prices for fuel grade alcohol. The decrease in ingredients sales was principally due to lower sales of specialty ingredients for non-food applications, which offset higher sales of commodity gluten.  Sales of specialty ingredients for food applications were slightly lower than experienced during the same period the prior year. The increase in sales of commodity wheat gluten was due to higher unit sales, while sales of commodity wheat starches and mill feeds decreased compared to the prior year due to lower unit sales.

Cost of Sales

The cost of sales in the first quarter of fiscal 2006 rose by approximately $1.1 million, or 2 percent, over cost of sales in the first quarter of fiscal 2005. This increase was mainly due to higher energy costs and was partially offset by lower raw material costs for grain and reduced depreciation expense. The increased energy costs primarily resulted from higher natural gas prices, which were up approximately 26 percent compared to the prior fiscal year’s first quarter.   Corn prices averaged 17 percent lower, while wheat prices were approximately 10 percent lower than those experienced in the first quarter of fiscal 2005.

In connection with the purchase of raw materials, principally corn and wheat, for anticipated operating requirements, we enter into commodity contracts to reduce or hedge the risk of future grain price increases. During the first quarter of fiscal 2006, we hedged approximately 36 percent of corn processed compared with 54 percent of corn hedged in the first quarter of fiscal 2005. Of the wheat that we processed, none was hedged in the first quarter of fiscal 2006 or fiscal 2005.  In the first quarter of fiscal 2006, raw material costs included a net hedging loss of approximately $634,000 compared to a net hedging loss of $515,000 in the first quarter of fiscal 2005. From time to time, we also use gasoline or ethanol futures to hedge fuel alcohol sales made under contracts with price terms based on gasoline futures. During the first quarter of fiscal 2006, we experienced a loss of $24,000 on ethanol futures.   No gasoline or ethanol futures were used to hedge fuel alcohol sales during the first quarter of fiscal 2005. The reduction in depreciation expense arose primarily because certain equipment that was installed at our Pekin facility in 1994 has become  fully depreciated.

Selling, General and Administrative Expenses

In the first quarter of fiscal 2006, our selling, general and administrative expenses increased by approximately $827,000, or 17 percent, above selling general and administrative expenses in the first quarter of fiscal 2005. This increase was mainly due to increased costs associated with incentives and professional and consultant fees. The increase in professional and consultant fees was mainly due to functions and activities that have been implemented to comply with Sarbanes-Oxley Act requirements and include increased utilization of accounting and consulting services.

Interest Expense

Interest expense increased over the prior period due to the payment of accrued interest and a make whole premium in connection with the refinancing of our notes to the Principal Mutual Life Insurance Company.

Taxes and Inflation

The consolidated effective income tax rate of the provision for income taxes for the first quarter of fiscal 2006 was 39.8 percent.  The general effects of inflation were minimal.

Net Income

As the result of the foregoing factors, we experienced net income of $3,731,000 in the first quarter of fiscal 2006 compared to net income of $291,000 in the first quarter of fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

The following table is presented as a measure of the Company’s liquidity and financial condition:

(Dollars in Thousands)	September 30, 2005	June 30, 2005

Cash and cash equivalents	$3,458	$10,384
Working capital	36,975	40,628
Amounts available under lines of credit	18,000	20,000
Notes payable and long-term debt	20,800	21,490
Stockholders’ equity	122,086	120,527

Cash Flow.

Cash flow from operations increased by $12,814,000 during the first three months of fiscal 2006 compared to the first three months of fiscal 2005.  This increase resulted from a combination of factors.  Accounts payable and accrued expenses showed an increase of $3.5 million during the first three months of fiscal 2006 related to accrued dividends and increased trade payables, compared to a decrease of $6.0 million during the first three months of fiscal 2005 which was attributable primarily to payments under incentive and retirement plans and reductions of accounts payable.  Another significant component of the improvement was the $3.5 million increase in net income, which resulted from an increase in sales volume from the first three months of fiscal 2006 compared to the first three months of fiscal 2005.  The Company experienced an increase in total inventories of $4.0 million in the first three months of fiscal 2006 related to increased alcohol inventories and seasonal increases in grain inventories (primarily corn), compared to increases of $6.7 million in the first three months of fiscal 2005 when less than anticipated demand resulted in a build-up of wheat and commodity wheat protein inventories.  Accounts receivable showed an increase of $4.9 million in the first three months of fiscal 2006 related to increased sales versus a decrease of $2.3 million during the first three months of fiscal 2005.

Capital Expenditures.

During the quarter ended September 30, 2005, we made $6.3 million in capital expenditures, including expenditures with respect to a  feed dryer in Atchison and a molecular sieve in Pekin.  As of September 30, 2005, our Board of Directors had approved $4.2 million in capital expenditures over the course of the next 12 months and we had contracts to acquire capital assets of approximately $4.0 million.  The amounts approved do not include additional expenditures that may make in connection with environmental proceedings to which the Company is a party.  We estimate such amounts may range from approximately $2.0 million to $10.0 million in Pekin depending on whether we elect to install a new emission-controlled dryer/evaporator system that would both address regulatory requirements and increase plant efficiency, and from $2.0 to $4.0 million in Atchison.    Nor do the amounts approved include expenditures approved subsequent to September 30 for the upgrade of our facility in Onaga, Kansas, in the amount of $1.8 million, or for the construction of new office and laboratory facilities in Atchison, Kansas, in the amount of $4.7 million. We anticipate that we may require additional external financing for some capital expenditures, but have not determined the amount, type, or source of such financing.

Stock Purchase and Sales.

During the quarter ended September 30, 2005, our employees exercised options on 55,360 shares of common stock and the company received proceeds of $323,000.  As of September 30, 2005, the Board has authorized the purchase of approximately 1,626,000 additional shares of common stock.  No purchases were made under this authority during the quarter.

Contractual Obligations.

As of September 30, the amount of long term debt was $20.8 million compared to $21.5 million at June 30, 2005.

On September 29, 2005 we borrowed $7,000,000 from General Electric Capital Corporation (“GECC”) and paid our unsecured senior notes payable to The Principal Mutual Life Insurance Company, which had an outstanding principal balance of $6,816,000. We also paid accrued interest of $75,000 and a make-whole payment of approximately $248,000.  Our obligations to GECC are evidenced by a promissory note bearing interest at 5.92% per annum and payable in 60 consecutive monthly payments, with the first payment on November 1, 2005 being $138,525, the next 58 payments being $135,071 and the final payment being the remaining amount of outstanding principal and interest.  The note may be prepaid at any time in its entirety, subject to the payment of a prepayment premium equal to 3% of the original principal amount if the note is prepaid prior to the first anniversary, declining to 1% if paid prior to the third anniversary and 0% thereafter.

We  also entered a security agreement to secure the note.  The security agreement grants a security interest in all our equipment located or to be located at our facility in Kansas City, Kansas.  Under the security agreement, we have agreed to indemnify the secured party against any claim arising in connection with the collateral.

Indebtedness under the note can be accelerated if any payment is not made within 10 days of its due date or if there is an event of default under the security agreement, certain acts of bankruptcy or insolvency, defaults by the Company under any other obligations and the merger or consolidation of the Company without the consent of GECC, which consent may not be unreasonably withheld.

At the time of the loan from GECC, our other indebtedness included a note payable to GE Capital Public Finance (“GECPF”), an affiliate of GECC, which also is secured by equipment at our Kansas City, Kansas facility.  In connection with the loan to GECC, we  also entered into a cross-collateral and cross default agreement with GECC and GECPF in which we agreed, among other matters, that all collateral in which either creditor has a security interest will secure the payment of liabilities to both creditors.

As previously reported, we had an obligation to purchase $6.2 million of our potato-based resistant starch product by August 2005 from Penford Corporation.  At the request of Penford, this obligation has been extended.  As of September 30, 2005 our remaining obligation is approximately $150,000.  Although this will result in excess inventories of the product for a period of time, we anticipate that we will be able to sell those inventories by the end of December, 2006.

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

Lines of Credit

We have a $20 million line of credit, of which $18 million was available at September 30, 2005, for general corporate purposes.  We amended the line of credit on September 9, 2005 so that it now extends to July 1, 2006. As of September 30, 2005, we had $2 million outstanding borrowings under the line.

Working Capital

Our working capital decreased by $3.6 million from June 30, 2005 to September 30, 2005. This decrease was primarily due to a decrease of $6.9 million in cash and a $2.4 million decrease in income tax receivable offset by an increase of $4.9 million in accounts receivable, an increase of $3.9 in inventories, an increase of $4.0 million in accounts payable and accrued payable and an $800,000 increase in short term borrowings.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company produces its products from wheat, corn and milo and, as such, is sensitive to changes in commodity prices.  Grain futures and/or options are used as a hedge to protect against fluctuations in the market.  The information regarding inventories and futures contracts at June 30, 2005, as presented in the annual report, is not significantly different from September 30, 2005.

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

(b)           Changes in Internal Controls.

As previously reported in Item 8. of our Annual Report on Form 10K for the year ended June 30, 2005, we identified two material weaknesses in internal control over financial reporting involving the Atchison Purchasing and Materials Management functions and the Year End Financial Closing Process.  Set forth below is a status report with respect to these matters. Except as noted, we have not implemented any new controls that would materially affect financial reporting during the period.

Purchasing and Materials Management - Atchison

We are on schedule to launch our Enterprise Resource Planning (ERP) system at the beginning of our third quarter.  Management believes that the system will incorporate effective internal control over the purchasing and materials management functions involving system access by personnel, transaction authorization, the purchase requisition process, vendor invoice approval and overall management of maintenance, chemicals and packaging materials usage and inventories.

Pending implementation of the new ERP system, we continue to work on interim remediation measures which, we believe, would reduce the number of significant deficiencies in controls over the purchase and management of maintenance materials and supplies at our Atchison facility.  These interim measures relate to  the review of purchase orders at our Atchison facility and the monitoring of expenses included in our maintenance, chemicals and packaging materials accounts.  These control activities require further modification involving operational and design effectiveness to minimize the potential for material weakness over financial reporting in this area.  Management expects to refine the design and operational effectiveness of these control activities by the end of the second quarter.

The Company is in the process of consolidating its current stockroom facilities at the Atchison, Kansas location.  This process involves multiple steps, including the sale of an existing off-site stockroom facility and the acquisition and construction of a new on-site central stockroom facility.   Design of this facility will incorporate security through lock and key, swipe cards, and/or the use of surveillance equipment.

With respect to the annual inventory of maintenance materials in Atchison, we expect to document the procedures that persons taking inventory should follow prior to implementation of the ERP system mentioned above.

Year End Financial Closing Process

Management has developed a formalized, detailed schedule that was utilized in the financial closing process for the quarter ended September 30, 2005.  The schedule details specific responsibilities and due dates that must be adhered to in order to present timely and accurate financial statement information.  In addition, management has implemented other initiatives that include improved communication processes between the Company, our external audit firm, and the firm that we have hired to assist us in the preparation of our periodic financial reports. Although management believes that the implementation of these additional financial reporting controls reduces the likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected, it will work further to improve the process to further reduce the deficiencies previously noted.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Reference is made to Item 3. Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005 for information regarding certain legal proceedings to which the Company or its Illinois subsidiary are subject.

One of the matters mentioned was National Starch and Chemical Investment Holding Corporation, Penford Australia, Ltd. and Penford Holdings Pty v. Cargill, Inc. and MGP Ingredients, Inc., Civil Action 04-1442, U.S. District Court, District of Delaware. Discovery has commenced and on November 2, 2005 a hearing commonly known in patent litigation as a “Markman” hearing commenced to determine the meaning of the relevant claims in the patents involved in the litigation.

Another matter referred to was a USEPA enforcement initiative relating to our Illinois facility.  We have entered the Consent Decree referred to in our Form 10-K for the year ended June 30,2005 and agreed to pay the federal penalty of $172,000 referred to therein.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As shown in the following table,  the Company did not repurchase any shares of stock  during the three months ended September 30, 2005.

Maximum
			Total Number	Number (or
			of shares (or	Approximate
			Units)	Dollar Value)
			Purchased as	of Shares (or
			Part of	Units (that May
	Total Number		Publicly	Yet Be
	Of Shares) or	Average Price	Announced	Purchased
	Units)	Paid per Share	Plans or	Under the Plans
Period	Purchased	(or Unit)	Programs	or Programs
July 1 – Jul 31, 2005	0	-
August 1 – August 31, 2005	0
September 1 – September 30, 2005	0			1,613,716	(a)

(a)                                  On various dates,  the Board of directors authorized the purchase of an aggregate of 6,000,000 shares of Common Stock of which 4,386,284 shares had been purchased as of September 30, 2005.  This program was first announced on June 5, 1997.  During the three months ended September 30, 2005, no shares were purchased under the program.  The program has no expiration date.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)           The annual meeting of stockholders of the Company was held on October 14, 2004.

(b)           At the annual meeting, the following persons where elected to the Board of Directors:

Gary Gradinger was elected to the office of Group A Director for a term expiring in 2008 with 14,979,326  common share votes for his election and 320,160 votes withheld.

Randall M. Schrick was elected to the office of Group B Director for a term expiring in 2008 with 410 preferred share votes for his election and zero votes withheld; and

Laidacker M. Seaberg was elected to the office of Group B Director for a term expiring in 2008 with 410 preferred share votes for his election and no votes withheld.

In addition, the terms of John R. Spiers, Linda E. Miller and Daryl R. Schaller, Ph.D. as Group A Directors continued after the annual meeting and the terms of Michael Braude,  Cloud L. Cray, Jr. and John E. Byom as Group B Directors continued after the annual meeting.

(c)           No other actions were taken by stockholders at the annual meeting.

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

*4.1                                       Promissory Note to General Electric Capital Corporation  dated as of September 29, 2005

*4.2                                       Security Agreement to General Electric Capital Corporation dated as of September 29, 2005

*4.3                                       Cross-Collateral and Cross-Default Agreement dated as of September 29, 2005 in favor of General Electric Capital Corporation and GE Capital Public Finance

*10.1                                 Guidelines for Issuance of Fiscal 2006 Restricted Share Awards

*10.2                                 Agreement with Ladd M. Seaberg as to Award of Restricted Shares Granted under the Stock Incentive Plan of 2004 (Similar agreements have been made with the following named executive officers as to the number of shares indicated following their respective names:  Michael J. Trautschold — 14,600 shares;  Sukh D. Bassi, Ph.D. — 13,600 shares; Brian T. Cahill — 13,000 shares;  Randy M. Schrick — 13, 500 shares.)

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

                                                                                                              MGP INGREDIENTS, INC.

Date: November 9, 2005	By	/s/ Ladd M. Seaberg
Ladd M. Seaberg, President and Chief Executive Officer

Date: November 9, 2005	By	/s/ Brian T. Cahill
Brian T. Cahill, Vice President and Chief Financial Officer