Form 10-Q
period 2005-12-31
MGP INGREDIENTS INC
filed 2006-02-09
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b02 of the Exchange Act.

(Check One)	☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value

16,027,180 shares outstanding

as of December 31, 2005

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors
and Stockholders

MGP Ingredients, Inc.

Atchison, Kansas

We have reviewed the accompanying condensed consolidated balance sheet of MGP Ingredients, Inc. as of December 31, 2005 and the related condensed consolidated statements of income for the three-month and six-month periods ended December 31, 2005 and 2004, and cash flows for the six-month periods ended December 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of June 30, 2005 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated August 26, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BKD, LLP

Kansas City, Missouri
January 31, 2006

MGP Ingredients, Inc.

Condensed Consolidated Balance Sheets (in Thousands)

	December 31, 2005	June 30, 2005
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$3,771	$10,384
Receivables, net of allowance of $320 at December 31, 2005 and June 30, 2005	32,662	28,097
Inventories	37,291	31,252
Prepaid expenses	1,719	628
Deferred income taxes	945	663
Refundable income taxes	—	2,622
Total current assets	76,388	73,646

Property and Equipment, at cost	327,717	317,626
Less accumulated depreciation	(207,964)	(201,997)
Total property and equipment, net	119,753	115,629

Other
Other assets	218	225
Total assets	$196,359	$189,500

See Accompanying Notes to Condensed Consolidated Financial Statements and Independent Accountants’ Review Report.

MGP Ingredients, Inc.

Condensed Consolidated Balance Sheets (In Thousands)

	December 31, 2005	June 30, 2005
	(Unaudited)
Liabilities and Stockholders’ Equity
Current Liabilities
Line of credit	$4,000	$—
Current maturities of long-term debt	3,721	4,705
Accounts payable	14,958	11,744
Accrued expenses	5,588	5,621
Income taxes payable	568	—
Deferred revenue	10,160	10,948
Total current liabilities	38,995	33,018

Long-term Debt	14,272	16,785

Post-Retirement Benefits	6,597	6,342

Deferred Income Taxes	12,811	12,828

Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative, $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common, no par; authorized 40,000,000 shares; issued 19,530,344 shares	6,715	6,715
Additional paid-in capital	5,774	5,341
Retained earnings	126,820	124,754
Accumulated other comprehensive income (loss) - Cash flow hedges	30	(228)
	139,343	136,586

Treasury stock, at cost
Common
December 31, 2005 - 3,503,164 shares
June 30, 2005 - 3,536,064 shares	(15,659)	(16,059)
	123,684	120,527

Total liabilities and stockholders’ equity	$196,359	$189,500

See Accompanying Notes to Condensed Consolidated Financial Statements and Independent Accountants’ Review Report.

MGP Ingredients, Inc.

Condensed Consolidated Statements Of Income (In Thousands)

Three And Six Months Ended December 31, 2005 And 2004

(Unaudited)

	Three Months		Six Months
	2005	2004	2005	2004
Net sales	$75,671	$61,164	$152,717	$130,042
Cost of sales	69,931	54,392	134,793	118,196
Gross profit	5,740	6,772	17,924	11,846

Selling, general and administrative	(5,039)	(4,508)	(10,748)	(9,390)
Other operating income	281	140	449	426
Operating income	982	2,404	7,625	2,882

Other income (expense)	521	56	637	365
Interest expense	(267)	(384)	(832)	(690)
Income before income taxes	1,236	2,076	7,430	2,557

Provision for income taxes	418	722	2,881	912
Net income	818	1,354	4,549	1,645

Other comprehensive income (loss)	393	(34)	258	(347)
Comprehensive income (loss)	$1,211	$1,320	$4,807	$1,298

Basic earnings per common share	$0.05	$0.08	$0.28	$0.10

Diluted earnings per common share	$0.05	$0.08	$0.27	$0.09

Dividends per common share	$—	$—	$0.15	$0.15

See Accompanying Notes to Condensed Consolidated Financial Statements and Independent Accountants’ Review Report.

MGP Ingredients, Inc.

Condensed Consolidated Statements Of Cash Flows (In Thousands)

Six Months Ended December 31, 2005 And 2004

(Unaudited)

	2005	2004
Cash Flows from Operating Activities
Net income	$4,549	$1,645
Items not requiring cash
Depreciation and amortization	6,011	7,788
Gain on sale/conversion of property and equipment	(14)	(783)
Deferred income taxes	(299)	(1,800)
Changes in:
Accounts receivable	(4,565)	8,883
Inventories	(5,781)	(9,246)
Insurance receivable	—	1,425
Accounts payable and accrued expenses	4,535	(4,851)
Deferred income	(788)	2,701
Income taxes receivable	3,190	1,076
Other	(1,091)	(1,410)
Net cash provided by operating activities	5,747	5,428

Cash Flows from Investing Activities
Additions to property and equipment	(11,264)	(9,566)
Proceeds from sale/conversion of property and equipment	51	875
Net cash used in investing activities	(11,213)	(8,691)

Cash Flows from Financing Activities
Exercise of stock options	833	571
Net proceeds from line of credit	4,000	—
Proceeds from issuance of long-term debt	7,000	9,990
Payments on long-term debt	(10,497)	(3,072)
Dividends paid	(2,483)	(2,431)
Net cash provided by (used in) financing activities	(1,147)	5,058

Increase (decrease) in cash and cash equivalents	(6,613)	1,795
Cash and cash equivalents, beginning of period	10,384	6,488
Cash and cash equivalents, end of period	$3,771	$8,283

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

The Company has a stock-based employee compensation plan, which it accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations for the year ended June 30, 2005. Compensation expense is recognized in net income over the vesting period for restricted stock awards. No compensation expense is reflected in net income related to stock options issued in periods prior to June 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to all of the stock based employee compensation under those plans.

	Three Months Ended December 31, 2005	Six Months Ended December 31, 2005	Three Months Ended December 31, 2004	Six Months Ended December 31, 2004

Net income, as reported			$1,354	$1,645
Plus: Stock-based employee compensation included in net income			66	132
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes			(156)	(312)
Pro forma net income			1,264	1,465

Earnings per share
Basic - as reported	$0.05	$0.28	$0.08	$0.10
Basic - pro forma	$—	$—	$0.08	$0.09
Diluted - as reported	$0.05	$0.27	$0.08	$0.10
Diluted - pro forma	$—	$—	$0.08	$0.09

Weighted average shares:
Basic	16,064,041	16,035,482	15,982,031	15,957,472
Diluted	16,666,037	16,601,642	16,452,782	16,586,519

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, using the modified prospective application transition method. This standard requires the Company to record compensation costs, on a prospective basis, for the unvested portion of stock awards with such amount being calculated under the fair value based method. The adoption of this standard did not have a material impact on the Company’s financial statements. Compensation expense recorded for the six months ended December 31, 2005 was approximately $159,000.

Note 3.                                  Long Term Debt

Secured promissory note:

The Company borrowed an additional $7,000,000 from General Electric Capital Corporation (GECC) during the first quarter of fiscal year 2006 and paid the unsecured senior notes payable to The Principal Mutual Life Insurance Company of $6,816,000. The Company’s obligations to GECC are evidenced by a promissory note bearing interest at 5.92% per annum and payable in 60 consecutive monthly payments, with the first payment on November 1, 2005 being $138,525, the next 58 payments being $135,071 and the final payment on October 1, 2010 being the remaining amount of outstanding principal and interest. The note may be prepaid at any time in its entirety subject to the payment of a prepayment premium equal to 3% of the original principal amount if the note is prepaid prior to the first anniversary, declining to 1% if paid prior to the third anniversary and 0% thereafter.

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

The Company has been in negotiations with the United States Environmental Protection Agency (USEPA), the Illinois Attorney General’s Office and the Illinois Environmental Protection Agency (IEPA) to settle two separate enforcement proceedings related to emissions at the Pekin, Illinois location. The Company also has been in discussions with the Kansas Department of Health and Environment (KDHE) relating to air emissions at its Atchison facility. The Company has entered into a consent agreement with KDHE resolving past allegations relating to its Atchison facility and agreed to pay a civil penalty of $26,000. The Company has entered a consent decree to resolve the USEPA Illinois proceeding and agreed to pay a federal penalty of $172,000. The consent decree has been submitted to the court but has not yet been approved. The Department of Justice has asked that the court not act on the decree until the Department has evaluated any comments that may have been made on the proposed decree during a public comment period that is scheduled to end on February 6, 2006. The IEPA has most recently requested a $600,000 penalty to resolve its complaint. The Company and IEPA are involved in efforts to settle the IEPA proceeding, but no resolution has occurred and the Company has not agreed to the IEPA requested penalty. As of December 31, 2005, the Company had accrued $600,000, which is included in other accrued liabilities, with respect to these matters. The amount of the ultimate settlement could differ materially in the near future.

Note 5.                                  Operating Segments

The Company is a fully integrated producer of ingredients and distillery products. Products included within the ingredients segment consist of starches, including commodity wheat starch and modified and specialty wheat and potato starches, proteins, including commodity wheat gluten, specialty wheat, soy and other proteins, and mill feeds. Distillery products consist of food grade alcohol, including beverage alcohol and industrial alcohol, fuel alcohol, commonly known as ethanol, and distiller’s grain and carbon dioxide, which are by-products of the Company’s distillery operations.

The operating profit for each segment is based on net sales less identifiable operating expenses. Interest expense, investment income and other general miscellaneous expenses have been excluded from segment operations and classified as Corporate. Receivables, inventories and equipment have been identified with the segments to which they relate. All other assets are considered as Corporate.

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(In thousands)
Sales to customers
Ingredients	$22,012	$18,860	$44,462	$41,614
Distillery products	53,659	42,304	108,255	88,428
	75,671	61,164	152,717	130,042

Depreciation
Ingredients	1,552	1,558	3,098	3,123
Distillery products	1,325	2,176	2,650	4,358
Corporate	129	158	256	307
	$3,006	$3,892	$6,004	$7,788

Income before income taxes
Ingredients	(2,174)	(1,684)	(2,393)	(1,800)
Distillery products	3,856	4,301	10,805	5,175
Corporate	(446)	(541)	(982)	(818)
	$1,236	$2,076	$7,430	$2,557

	December 31, 2005	June 30, 2005

Identifiable assets	$81,440	$81,507
Ingredients	94,437	79,678
Distillery products	20,482	28,315
Corporate	$196,359	$189,500

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

The components of the Net Periodic Benefit Cost for the three months and six months ended December 31 are as follows:

(In Thousands)	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Service cost	$74	$60	$148	$120
Interest cost	74	75	148	150
Prior service cost	(9)	(12)	(18)	(24)
(Gain) loss	—	(1)	—	(2)
Total post-retirement benefit cost	$139	$122	$278	$244

The Company previously disclosed in its financial statements for the year ended June 30, 2005, amounts expected to be paid to plan participants. There have been no revisions to these estimates and there have been no changes in the estimate of total employer contributions expected to be made for the fiscal year ended June 30, 2006.

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

Note 7.                                  New Accounting Pronouncements

Effective July 1, 2005, the Company implemented Financial Accounting Standards Board (FASB) Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This Statement clarifies that items such as idle facility expense, excessive spoilage, freight, and handling costs should be classified as a current-period charge. The Statement also requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. The adoption of SFAS 151 did not have a significant impact on the Company’s financial position or its results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company has not yet determined the impact that this new pronouncement will have on the Company’s consolidated financial statements.

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

ITEM 2.                                                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This section contains forward-looking statements as well as historical information. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements are usually identified by or are associated with such words such as “intend,” “plan”, “believe,” “estimate,” “expect,” “anticipate,” “hopeful,” “should,” “may,” “will”, “could” and or the negatives of these terms or variations of them or similar terminology. They reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. Important factors that could cause actual results to differ materially from our expectations include, among others: (i) the availability and cost of grain, (ii) fluctuations in gasoline prices, (iii) fluctuations in energy costs, (iv) competitive environment and related market conditions, (vi) our ability to realize operating efficiencies, (vii) the effectiveness of our hedging programs, (viii) access to capital and (ix) actions of governments. For further information on these and other risks and uncertainties that may affect our business, see Item 1. Business – Risks and Uncertainties of our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

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

Segment Results

The following is a summary of revenues and pre-tax profits/(loss) allocated to each reportable operating segment for the three months and six months ended December 31, 2005 and 2004. (See Note 5 in our Notes to Consolidated Financial Statements for additional information regarding our operating segments.)

(In Thousands)	Second Quarter Fiscal 2006	Second Quarter Fiscal 2005	Six Months Fiscal 2006	Six Months Fiscal 2005

Ingredients
Net Sales	$22,012	$18,860	$44,462	$41,614
Pre-Tax Income	(2,174)	(1,684)	(2,393)	(l,800)

Distillery Products
Net Sales	$53,659	$42,304	$108,255	$88,428
Pre-Tax Income	3,856	4,301	10,805	5,175

General

While we experienced growth in total sales revenue, our earnings in the second quarter of fiscal 2006 declined compared to the second quarter of fiscal 2005 due to reduced profitability in our distillery products segment combined with a loss in our ingredients segment. The decrease in distillery profits was primarily due to increased energy costs resulting from hikes in natural gas prices. The profitability of our ingredients segment also was affected by the increased energy costs. Although we had increased sales of higher valued specialty ingredients in the second quarter, our profitability in the ingredients segment has continued to be adversely affected by increased sales of lower valued commodity wheat gluten. Additionally, the average prices for certain of our specialty proteins for food applications were lower than a year ago due principally to competitive pressures.

The improvement in total sales revenue compared to a year ago resulted from increased sales in both the distillery products and ingredients segments of our business. Distillery products sales rose by approximately $11.4 million, or 27 percent, above distillery products sales in the second quarter of fiscal 2005. Sales of ingredients were up approximately $3.2 million, or 17 percent, compared to last year’s second quarter.

The increase in distillery products sales resulted from higher unit sales and higher selling prices for food grade alcohol for beverage and industrial applications as well as for fuel grade alcohol. Sales of distillers feed, the principal by-product of the alcohol production process, also increased compared to the prior year’s second quarter due to higher unit sales.

The increase in ingredients sales resulted primarily from higher sales of specialty ingredients for both food and non-food applications combined with higher sales of commodity gluten. Sales of commodity wheat starch, meanwhile, declined compared to a year ago.

The increase in commodity gluten sales resulted from higher unit sales compared to the prior year’s second quarter. This increase adversely affected our profitability, as market prices for gluten have been below our cost of production. Although we have deemphasized gluten sales because of such poor market conditions, gluten remains a co-product from the processing of flour. Because increases in sales of our specialty proteins have not grown proportionately with increases in our specialty starch sales, we had more gluten available for sale during the second quarter of fiscal 2006 than in the second quarter of fiscal 2005, as less gluten has been processed into specialty proteins.

The increase in sales of specialty ingredients for food applications was principally due to higher unit sales of our Fibersym™ line of resistant starches for incorporation in fiber-enriched, reduced carbohydrate and lower calorie foods together with increased unit sales of certain of our Pregel™ instant starches that are used in a variety of processed and bakery food applications. Sales of our Wheatex® line of textured proteins for use in the production of vegetarian products and meat extension applications also grew during the current year’s second quarter compared to the same period the prior year. These increases offset a decline in sales of our Arise® line of specialty wheat protein isolates. Although Arise® sales were down compared to the second quarter of fiscal 2005, they improved slightly on a sequential basis over the first quarter of the current fiscal year. The increase in sales of specialty ingredients for non-food applications resulted mainly from an improvement in sales of our MGPI Chewtex™ line of protein- and starch-based resins, which is produced for use in the manufacture of pet chews and related treats. However, Chewtex™ sales declined on a sequential basis compared to the first quarter. Sales of ingredients for use in personal care products improved modestly compared to the prior year.

Ingredients

Total ingredient sales in the second quarter of fiscal 2006 increased by approximately $3.2 million, or 17 percent compared to the prior year’s second quarter. This principally was due to a nearly $2.4 million, or 21 percent, increase in sales of specialty ingredients for food applications and a $109,042, or 2 percent, increase in sales of specialty ingredients for non-food applications. Commodity ingredient sales increased by approximately $347,000, or 13 percent. This increase resulted from a $373,314, or 23 percent, rise in sales of commodity gluten, which more than offset a $26,428, or 3 percent, decrease in sales of commodity starches. Sales of mill feed and other mill products rose by $323,714, or 128 percent. The improvement in sales of specialty ingredients for food applications compared to the prior year’s second quarter was mainly attributable to increased sales of our Fibersym™ and certain of our Pregel™ specialty starches combined with higher sales of our Wheatex® textured wheat proteins. These increases offset reduced sales of our Arise® specialty wheat protein isolates. The increase in sales of specialty ingredients for non-food applications principally occurred in sales of our Chewtex® protein- and starch-based resins for use in pet industry products. The reduction in sales of commodity starches resulted from our decision to place increased emphasis on the production and marketing of specialty starches. The increase in sales of mill feeds (which is a by-product in the manufacture of flour) and other mill products resulted from the processing of more flour in the current year’s second quarter for use in producing specialty starches and proteins.

Distillery Products

Total sales of our distillery products in the second quarter of fiscal 2006 rose by approximately $11.4 million, or 27 percent, compared to the second quarter of fiscal 2005. This improvement was due to a $6.4 million, or 58 percent, increase in sales of food grade alcohol, a $4.1 million, or 16 percent, increase in sales of fuel grade alcohol, and an $893,000, or 15 percent, increase is sales of distillers feed. In the food grade area, sales of alcohol for industrial applications rose by $5.3 million, or nearly 76 percent, and sales of food grade alcohol for beverage applications rose by approximately $1.1 million, or 26 percent, due to a combination of higher prices and increased unit sales. The increased sales of fuel grade alcohol also resulted from higher average selling prices and unit sales. Distillers feed sales rose as the result of higher unit sales.

Sales

Net sales in the second quarter of fiscal 2006 were approximately $14.5 million, or 24 percent, higher than net sales in the second quarter of fiscal 2005. This improvement was due to an $11.4 million, or 27 percent, increase in sales of distillery products and a $3.1 million, or 17 percent increase in sales of ingredients. The increase in distillery products resulted from increased unit sales and higher selling prices for food grade alcohol for both industrial and beverage applications, higher unit sales and selling prices for fuel grade alcohol, and increased unit sales of distillers feed. The increase in ingredients sales was principally due to higher sales of specialty ingredients for both food and non-food applications together with higher unit sales of commodity gluten and slightly higher unit sales of mill feeds. Sales of commodity wheat starches were lower than the prior year due to reduced unit sales.

For the first six months of fiscal 2006, net sales increased by $22.7 million, or 17 percent, above net sales for the first six months of fiscal 2005. This improvement was principally due to increased distillery products sales in both the first and second quarters of fiscal 2006 and increased ingredients sales in the second quarter of the current fiscal year. The increase in distillery products sales largely resulted from higher unit sales and prices for food grade alcohol for industrial and beverage applications and increased prices for fuel grade alcohol, which offset a small decline in fuel alcohol unit sales. The increase in ingredients sales for the first six months of fiscal 2006 principally resulted from increased unit sales of specialty ingredients for food applications together with higher unit sales of commodity gluten. These increases offset a decline in unit sales of specialty ingredients for non-food applications, which occurred in the first quarter of fiscal 2006, combined with decreased unit sales of commodity starches in both the first and second quarters of the year.

Cost of Sales

The cost of sales in the second quarter of fiscal 2006 rose by approximately $15.5 million, or nearly 29 percent, over cost of sales in the second quarter of fiscal 2005. This increase was mainly due to a 68% increase in energy costs and, to a significantly lesser extent, higher costs of supplies used in our manufacturing processes and higher raw material costs for grain. The increase was partially offset by reduced depreciation expense resulting from certain equipment at our Pekin facility installed in 1994 having become fully depreciated. The increased energy costs primarily resulted from higher natural gas prices, which were up approximately 75 percent compared to the prior fiscal year’s second quarter. The higher costs of manufacturing-related supplies and grain were primarily due to increased production. While wheat prices were approximately 1 percent higher than those experienced in the second quarter of fiscal 2005, corn prices averaged 5 percent lower compared to a year ago.

The cost of sales for the first six months of fiscal 2006 increased by approximately $17 million, or 14 percent, primarily due to higher energy costs, which were partially offset by a decrease in raw material costs for grain, which occurred in the first quarter.

In connection with the purchase of raw materials, principally corn and wheat, for anticipated operating requirements, we enter into commodity contracts to reduce or hedge the risk of future grain price increases. During the second quarter of fiscal 2006, we hedged approximately 42 percent of corn processed compared with 58 percent of corn hedged in the second quarter of fiscal 2005. Of the wheat that we processed, none was hedged in the second quarter of fiscal 2006 or fiscal 2005. During the first six months of fiscal 2006, we hedged approximately 39 percent of corn processed compared with 56 percent of corn hedged in the first six months of fiscal 2005. Of the wheat that we processed, none was hedged in the first six months of fiscal 2006 or fiscal 2005.

In the second quarter of fiscal 2006, raw material costs included a net hedging loss of approximately $714,000 compared to a net hedging loss of $1,708,000 in the second quarter of fiscal 2005. From time to time, we also use gasoline or ethanol futures to hedge fuel alcohol sales made under contracts with price terms based on gasoline futures. No gasoline or ethanol futures were used to hedge fuel alcohol sales during the second quarter of fiscal 2006 or the second quarter of fiscal 2005.

In the first six months of fiscal 2006, raw material costs included a net hedging loss of approximately $1,348,000 compared to a net hedging loss of $2,223,000 in the first six months of fiscal 2005. During the first six months of fiscal 2006, we experienced a loss of $24,000 on ethanol futures. No gasoline or ethanol futures were used to hedge fuel alcohol sales during the first six months of fiscal 2005.

Selling, General and Administrative Expenses

In the second quarter of fiscal 2006, our selling, general and administrative expenses increased by approximately $531,000, or 12 percent, above selling, general and administrative expenses in the second quarter of fiscal 2005. This increase was mainly due to increased costs associated with incentives, bad debt charge-offs and expenses related to the Company’s stock option plans.

Selling, general and administrative expenses in the first six months of fiscal 2006 rose by approximately $1.4 million, or 14 percent, compared to selling, general and administrative expenses in the first six months of fiscal 2005. The reasons for this increase were essentially the same as those cited above.

Other Income

The increase of $465,000 in other income in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 was principally attributable to interest capitalized combined with the effect of certain other non-recurring, non-operating revenue items.

Interest Expense

Interest expense in the three months ended December 31, 2005 decreased compared to the three months ended December 31, 2004 primarily as a result of lower average outstanding debt balances.

Interest expense in the six months ended December 31, 2005 increased compared to the six months ended December 31, 2004 primarily due to the payment of a make whole premium in connection with the refinancing of our notes to the Principal Mutual Life Insurance Company.

Taxes and Inflation

The consolidated effective income tax rate of the provision for income taxes for the second quarter of fiscal 2006 was 33.8 percent. The general effects of inflation were minimal.

Net Income

As the result of the foregoing factors, we experienced net income of $818,000 in the second quarter of fiscal 2006 compared to net income of $1,354,000 in the second quarter of fiscal 2005. Our net income for the first six months of fiscal 2006 was $4,549,000 compared to net income of $1,645,000 for the first six months of fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

The following table is presented as a measure of the Company’s liquidity and financial condition:

(Dollars in Thousands)	December 31, 2005	June 30, 2005

Cash and cash equivalents	$3,771	$10,384
Working capital	37,393	40,628
Amounts available under lines of credit	16,000	20,000
Notes payable and long-term debt	21,993	21,490
Stockholders’ equity	123,684	120,527

Cash Flow.

Cash flow from operations increased by $319,000 during the first six months of fiscal 2006 compared to the first six months of fiscal 2005.  This increase resulted from a combination of factors. A significant component of the improvement was the $2.9 million increase in net income, which resulted from an increase in sales volume from the first six months of fiscal 2006 compared to the first six months of fiscal 2005. Accounts payable and accrued expenses showed an increase of $4.5 million during the first six months of fiscal 2006 related to increased trade payables, compared to a decrease of $4.9 million during the first six months of fiscal 2005 which was attributable primarily to payments under incentive and retirement plans and reductions of accounts payable.    The Company experienced an increase in total inventories of $5.8 million in the first six months of fiscal 2006 related to increased alcohol inventories and seasonal increases in grain inventories (primarily corn), compared to increases of $9.2 million in the first six months of fiscal 2005 when less than anticipated demand resulted in a build-up of wheat and commodity wheat protein inventories. Accounts receivable showed an increase of $4.5 million in the first six months of fiscal 2006 related to increased sales versus a decrease of $8.9 million during the first six months of fiscal 2005.

Capital Expenditures.

During the quarter ended December 31, 2005, we made $5.0 million in capital expenditures, including expenditures with respect to a feed dryer in Atchison and a molecular sieve in Pekin. As of December 31, 2005, our Board of Directors had approved $7.8 million in capital expenditures which we expect to make over the course of the next 12 months, and of that amount, we had contracts to acquire capital assets of approximately $6.2 million. The amounts approved do not include additional expenditures that we may make in connection with environmental proceedings to which the Company is a party. We estimate such amounts may range from approximately $2.0 million to $10.0 million in Pekin depending on whether we elect to install a new emission-controlled dryer/evaporator system that would both address regulatory requirements and increase plant efficiency, and from $2.0 to $4.0 million in Atchison. We anticipate that we may require additional external financing for some capital expenditures, but have not determined the amount, type, or source of such financing.

Stock Purchase and Sales.

During the quarter ended December 31, 2005, our employees exercised options on 32,900 shares of common stock and the company received proceeds of $164,480. As of December 31, 2005, the Board has authorized the purchase of approximately 1,613,716 additional shares of common stock. No purchases were made under this authority during the quarter.

Contractual Obligations.

As of December 31, 2005, the amount of long term debt was $22.0 million compared to $21.5 million at June 30, 2005.

We borrowed an additional $7,000,000 from General Electric Capital Corporation (GECC) during the first quarter of fiscal year 2006 and paid the unsecured senior notes payable to The Principal Mutual Life Insurance Company of $6,816,000. Our obligations to GECC are evidenced by a promissory note bearing interest at 5.92% per annum and payable in 60 consecutive monthly payments, with the first payment on November 1, 2005 being $138,525, the next 58 payments being $135,071 and the final payment on October 1, 2010 being the remaining amount of outstanding principal and interest. The note may be prepaid at any time in its entirety subject to the payment of a prepayment premium equal to 3% of the original principal amount if the note is prepaid prior to the first anniversary, declining to 1% if paid prior to the third anniversary and 0% thereafter.

We also entered a security agreement to secure the note. The security agreement grants a security interest in all of our equipment located or to be located at our KCIT facility in Kansas City, Kansas. Under the security agreement, we have agreed to indemnify the secured party against any claim arising in connection with the collateral.

Indebtedness under the note can be accelerated if any payment is not made within 10 days of its due date or if there is an event of default under the security agreement, certain acts of bankruptcy or insolvency, defaults by the Company under any other obligations and the merger or consolidation of the Company without the consent of GECC, which consent may not be unreasonably withheld.

At the time of the loan from GECC, our Company’s other indebtedness included a note payable to GE Capital Public Finance (“GECPF”), an affiliate of GECC, which also is secured by equipment at our Kansas City, Kansas facility. In connection with the loan to GECC, we also entered into a cross-collateral and cross default agreement with GECC and GECPF in which we agreed, among other matters, that all collateral in which either creditor has a security interest will secure the payment of liabilities to both creditors.

As previously reported, we had an obligation to purchase $6.2 million of our potato-based resistant starch product by August 2005 from Penford Corporation. At the request of Penford, this obligation was extended. As of December 31, 2005, we had completed our obligation to Penford. Although this will result in excess inventories of the product for a period of time, we anticipate that we will be able to sell those inventories by the end of December, 2006.

Financial Covenants

In connection with our line of credit and capital lease agreements, we are required, among other covenants, to maintain certain financial ratios, including a current ratio (current assets to current liabilities) of 1.5 to 1, minimum consolidated tangible net worth (stockholders’ equity less intangible assets) equal to the greater of (i) $86 million or (ii) the sum of $86 million plus 50 percent of consolidated net income since September

30, 2001, debt to tangible net worth not to exceed 2.5 to 1, and a fixed charge ratio  (generally, the ratio of (x) the sum of (a) net income [adjusted to exclude gains or losses from the sale or other disposition of capital assets and other matters] plus (b) provision for taxes plus (c) fixed charges, to (y) fixed charges) for the period of the four consecutive fiscal quarters ended as of the measurement date of 1.5 to 1. In addition, we may not permit consolidated funded debt (generally, asset acquisition related debt plus capitalized lease obligations) to exceed 60 percent of total capitalization.

Line of Credit

We have a $20 million line of credit, of which $16 million was available at December 31, 2005, for general corporate purposes. We amended the line of credit on September 9, 2005 so that it now extends to July 1, 2006. As of December 31, 2005, we had $4 million outstanding borrowings under the line.

Working Capital

Our working capital decreased by $3.2 million from June 30, 2005 to December 31, 2005. This decrease was primarily due to a decrease of $6.6 million in cash and a $2.6 million decrease in income tax receivable offset by an increase of $4.6 million in accounts receivable, an increase of $6.0 in inventories, an increase of $3.1 million in accounts payable and accrued payable and a $3.0 million increase in short term borrowings.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company produces its products from wheat, corn and milo and, as such, is sensitive to changes in commodity prices. Grain futures and/or options are used as a hedge to protect against fluctuations in the market. The information regarding inventories and futures contracts at June 30, 2005, as presented in the annual report, is not significantly different from December 31, 2005.

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

Purchasing and Materials Management - Atchison

The Company’s Enterprise Resource Planning (ERP) system, which was scheduled for implementation at the beginning of our third quarter, has been delayed until July 1, 2006. The delay in implementation is required in order to allow sufficient time for testing of the system, training of personnel and creating system documentation. We believe the additional time is necessary in order to ensure a successful implementation.

Pending implementation of the new ERP system, we continue to work on interim remediation measures which, we believe, reduce the number of significant deficiencies in controls over the purchase and management of maintenance materials and supplies at our Atchison facility. These interim measures relate to the review of purchase requisition and purchase order activity at our Atchison facility and the monitoring of expenses included in our maintenance, chemicals and packaging materials accounts. More specifically, management has required that the Atchison plant manager document a weekly review of all purchase orders initiated to ensure that the purchases are for legitimate business purposes and are properly authorized. Additionally, management has been documenting a monthly analysis of maintenance and electrical materials and chemicals accounts and requiring that significant variances are researched, resolved and documented.

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

Management, with the participation of our Chief Executive and Chief Financial Officers, has evaluated the interim internal controls implemented over the monitoring of purchase requisition and purchase order activity and of expenses included in our maintenance, chemicals and packaging materials accounts and believe that the interim controls are operating effectively and significantly reduce the likelihood of unauthorized or purchases or undocumented use of maintenance, chemicals and packaging materials. Although, as noted above, certain deficiencies noted in our Report on Form 10-K relating to the material weakness in our purchasing and materials management at our Atchison facility must still be addressed, management believes that the previously mentioned material weakness is reduced to a significant deficiency.

Year End Financial Closing Process

Management has developed a formalized, detailed schedule that was utilized in the financial closing process for the quarter ended December 31, 2005. The schedule details specific responsibilities and due dates that must be adhered to in order to present timely and accurate financial statement information. In addition, management has implemented other initiatives that include improved communication processes between the Company, our external audit firm, and the firm that we have hired to assist us in the preparation of our periodic financial reports. As of the end of the second quarter, management believes that these control activities are operating effectively, and that implementation of these additional financial reporting controls reduces the likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Reference is made to Item 3. Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005 and to Part II, Item 1. Legal Proceedings in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 for information regarding certain legal proceedings to which the Company or its Illinois subsidiary are subject.

One of the matters mentioned was National Starch and Chemical Investment Holding Corporation, Penford Australia, Ltd. and Penford Holdings Pty v. Cargill, Inc. and MGP Ingredients, Inc., Civil Action 04-1442, U.S. District Court, District of Delaware. As reported in our 10-Q for the quarter ended September 30, 2005, discovery has commenced and on November 2, 2005 a hearing commonly known in patent litigation as a “Markman” hearing was held to determine the meaning of the relevant claims in the patents involved in the litigation. Following that hearing, on January 17 the court entered an interim order adopting a modified version of the plaintiffs’ proposed claim construction, holding that the terms “amylose content” and “apparent amylose content” as used in the patents in question meant amylose content as determined by the Blue Value method specifically described in the patents. The Company does not believe that this ruling changes the merits of the case in any material respects.

Another matter referred to was a USEPA enforcement initiative relating to our Illinois facility. As reported in our 10-Q for the quarter ended September 30, 2005, we have entered the Consent Decree referred to in our Form 10-K for the year ended June 30,2005 and agreed to pay the federal penalty of $172,000 referred to therein. The consent decree has been submitted to the court but has not yet been approved. The Department of Justice has asked that the court not act on the decree until the Department has evaluated any comments that may have been made on the proposed decree during a public comment period that is scheduled to end on February 6, 2006.

Another matter referred to in our annual report on Form 10K was an administrative proceeding brought in 1997 by the Illinois Attorney General on behalf of the Illinois Environmental Protection Agency relating to our Pekin facility. We have previously reported that settlement discussions had broken down. They have resumed once more and discovery is being held in abeyance pending installation of air emission stack height extensions and issuance of a permit to install new dryers.

Another matter referred to in our annual report on Form 10-K related to discussions that we have been having with the Kansas Department of Health and Environment (“KDHE”) regarding air pollution control matters at our Atchison facility. On January 31, 2006, we entered a consent agreement with the KDHE resolving past allegations relating to permits, emission levels and compliance with air pollution regulations.. We agreed to pay a civil penalty of $26,000 and to undertake certain modifications to our facility over the next 2 and one-half years, including replacing a dryer, replacing or modifying our boilers and modifying fermentation, fuel truck load-out, fugitive VOC and VOC and particulate emission controls. We also agreed to a facility-wide cap on emissions, additional monitoring and record keeping and performance testing of new equipment. We have previously installed the dryer and estimate the cost of the other modifications to be an additional $2 to $4 million.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As shown in the following table, the Company did not repurchase any shares of stock during the three months ended December 31, 2005.

Period	Total Number Of Shares) or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units (that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2005	0	—
November 1 – November 30, 2005	0
December 1 – December 31, 2005	0			1,613,716	(a)

(a)                                  On various dates, the Board of directors authorized the purchase of an aggregate of 6,000,000 shares of Common Stock of which 4,386,284 shares had been purchased as of December 31, 2005. This program was first announced on June 5, 1997.During the three months ended December 31, 2005, no shares were purchased under the program. The program has no expiration date.

ITEM 6.                  EXHIBITS

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)
3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed March 4, 2005 (File Number 0-17196)
* 9.1

Voting Trust Agreement dated as of November 16, 2005 among Cloud L. Cray, Jr. Richard B. Cray and Laidacker Seaberg, as trustees of the Cray Family Trust and Cloud L. Cray, Jr., Richard B. Cray and Laidacker M. Seaberg, as trustees.

* 9.2	First Amendment to Cray Family Trust dated November `13, 1980.
*15.1	Letter from independent public accountants pursuant to paragraph (d) of Rule 10-01 of Regulation S-X (incorporated by reference to Independent Accountants’ Review Report at page 2 hereof).
*15.2	Letter from independent public accountants concerning the use of its Review Report in the Company’s Registration Statement Nos. 333-51849 and 333-119860
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date: February 9, 2006	By	/s/ Ladd M. Seaberg
Ladd M. Seaberg, President and Chief Executive Officer

Date: February 9, 2006	By	/s/ Brian T. Cahill
Brian T. Cahill, Vice President and Chief Financial Officer