Form 10-Q
period 2006-03-31
MGP INGREDIENTS INC
filed 2006-05-10
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006.

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

Common stock, no par value
16,149,090 shares outstanding
as of March 31, 2006

INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Independent Accountants’ Review Report

Condensed Consolidated Balance Sheets as of March 31, 2006 and June 30, 2005

Condensed Consolidated Statements of Income for the Three and Nine Months Ended March 31, 2006 and 2005

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2006 and 2005

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

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors
    and Stockholders
MGP Ingredients, Inc.
Atchison, Kansas

We have reviewed the accompanying condensed consolidated balance sheet of MGP Ingredients, Inc. as of March 31, 2006 and the related condensed consolidated statements of income for the three-month and nine-month periods ended March 31, 2006 and 2005, and cash flows for the nine-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

/s/ BKD, LLP

Kansas City, Missouri
May 2, 2006

MGP Ingredients, Inc.

Condensed Consolidated Balance Sheets (in Thousands)

Assets	March 31, 2006	June 30, 2005
	(Unaudited)
Current Assets
Cash and cash equivalents	$3,586	$10,384
Receivables, net of allowance of $320 at March 31, 2006
and $320 at June 30, 2005	32,024	28,097
Inventories	40,071	31,252
Prepaid expenses	1,446	628
Refundable income taxes		2,622
Deferred income taxes	945	663
Total current assets	78,072	73,646

Property and Equipment, at cost	331,514	317,626
Less accumulated depreciation	(211,080)	(201,997)
Total property and equipment, net	120,434	115,629

Other Assets	215	225
Total assets	$198,721	$189,500

See Accompanying Notes to Condensed Consolidated Financial Statements
and Independent Accountants’ Review Report

MGP Ingredients, Inc.

Condensed Consolidated Balance Sheets (in Thousands)

Liabilities and Stockholders’ Equity	March 31, 2006	June 30, 2005
	(Unaudited)
Current Liabilities
Current maturities of long-term debt	$3,757	$4,705
Note payable bank	6,000	—
Accounts payable	11,701	11,744
Accrued expenses	6,819	5,621
Deferred revenue	9,767	10,948
Income taxes payable	1,186	—
Total current liabilities	39,230	33,018

Long-term Debt	13,317	16,785

Post-Retirement Benefits	6,624	6,342

Deferred Income Taxes	12,811	12,828

Stockholders’ Equity
Capital stock
Preferred, 5% cumulative, $10 par value; authorized
1,000 shares; issued and outstanding 437 shares	4	4
Common, no par; authorized 40,000,000 shares;
issued 19,530,344 shares	6,715	6,715
Additional paid-in capital	6,117	5,341
Retained earnings	128,901	124,754
Accumulated other comprehensive loss -
Cash flow hedges	360	(228)
	142,097	136,586

Treasury stock, at cost
Common
March 31, 2006 - 3,381,254 shares
June 30, 2005 - 3,536,064 shares	(15,358)	(16,059)
Total stockholders’ equity	126,739	120,527
Total liabilities and stockholders’ equity	$198,721	$189,500

See Accompanying Notes to Condensed Consolidated Financial Statements
and Independent Accountants’ Review Report.

MGP Ingredients, Inc.

Condensed Consolidated Statements of Income (in Thousands)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Net sales	$79,422	$71,186	$232,139	$201,228
Cost of sales	71,348	64,270	206,141	182,466
Gross profit	8,074	6,916	25,998	18,762

Selling, general and administrative	5,471	4,864	16,219	14,254
	2,603	2,052	9,779	4,508

Other operating income	150	153	599	579
Operating income	2,753	2,205	10,378	5,087

Other income (expense)	417	505	1,054	870
Interest (expense)	(350)	(350)	(1,182)	(1,040)

Income before income taxes	2,820	2,360	10,250	4,917

Provision for income taxes	737	733	3,618	1,645
Net income	2,083	1,627	6,632	3,272

Other comprehensive income, net of taxes	330	569	588	222
Comprehensive income	$2,413	$2,196	$7,220	$3,494

Basic earnings per common share	$0.13	$0.10	$0.41	$0.20

Diluted earnings per common share	$0.12	$0.10	$0.40	$0.20

Dividends per common share	$—	$—	$0.15	$0.15

See Accompanying Notes to Condensed Consolidated Financial Statements
and Independent Accountants’ Review Report.

MGP Ingredients, Inc.

Condensed Consolidated Statements of Cash Flows (in Thousands)

Nine Months Ended March 31,

(Unaudited)

	2006	2005
Operating Activities
Net income	$6,632	$3,272
Items not requiring cash
Depreciation and amortization	9,130	11,867
Gain on sale/conversion of property and equipment	(14)	(811)
Deferred income taxes	(299)	(2,700)
Changes in:
Accounts receivable	(3,927)	2,321
Inventories	(8,231)	(4,936)
Insurance receivable	—	1,425
Accounts payable and accrued expenses	1,207	(2,346)
Deferred income	(1,181)	(1,242)
Income taxes receivable/payable	3,808	(7)
Prepaid expenses and other current assets	(818)	(686)
Net cash provided by operating activities	6,307	6,157

Investing Activities
Additions to property and equipment	(13,732)	(13,695)
Proceeds from sale/conversion of property and equipment	51	1,005
Net cash used in investing activities	(13,681)	(12,690)

Financing Activities
Proceeds from stock options exercised	1,477	721
Proceeds from issuance of long-term debt	7,000	9,990
Borrowings on line of credit	6,000	2,000
Payments on long-term debt	(11,416)	(3,666)
Dividends paid	(2,485)	(2,431)
Net cash provided by financing activities	576	6,614

Increase (Decrease) in Cash and Cash Equivalents	(6,798)	81
Cash and Cash Equivalents, Beginning of Period	10,384	6,488
Cash and Cash Equivalents, End of Period	$3,586	$6,569

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

Note 2.                                  Earnings Per Share

Earnings per common share data is based upon the weighted average number of common shares outstanding. Employee stock—based compensation represents the only potentially dilutive securities held by the Company.

	Three Months Ended March 31, 2006	Nine Months Ended March 31, 2006	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2005
Weighted average shares:
Basic	16,136,450	16,068,767	15,989,499	15,967,992
Additional weighted average shares attributable to:
Employee shared-based compensation:	751,826	698,200	420,008	580,716
Diluted	16,888,276	16,766,967	16,409,507	16,548,708

The Company has a stock-based employee compensation plan, which it accounts for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and Statement of Financial Accounting Standard No. 123R, Share-Based Payment, (“SFAS 123R”). Compensation expense is recognized in net income over the vesting period for restricted stock awards and stock options. For the quarter and year to date periods ended March 31, 2005, no compensation expense is reflected in net income related to stock options issued.

Effective July 1, 2005, the Company adopted SFAS 123R using the modified prospective application transition method. This standard requires the Company to record compensation costs, on a prospective basis, for the unvested portion of stock awards with such amount being calculated under the fair value based method. Compensation expense related to share-based employee compensation for the nine months ended March 31, 2006 was approximately $272,000.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of SFAS 123R, to all of the stock based employee compensation under those plans.

	Three Months Ended March 31, 2006	Nine Months Ended March 31, 2006	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2005
	(in thousands except per share amounts)
Net income, as reported	$2,083	$6,632	$1,627	$3,272
Plus: Stock-based employee compensation included in net income	—	—	66	132
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	—	—	(156)	(312)
Pro forma net income	$2,083	$6,632	$1,537	$3,092

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2006	2006	2005	2005
Earnings per share
Basic - as reported	$0.13	$0.41	$0.10	$0.20
Basic - pro forma	$—	$—	$0.10	$0.19
Diluted - as reported	$0.12	$0.40	$0.10	$0.20
Diluted - pro forma	$—	$—	$0.09	$0.18

Note 3.                                  Long Term Debt

Note Payable:  General Electric Capital Corporation:

The Company borrowed an additional $7,000,000 from General Electric Capital Corporation (GECC) on September 29, 2005 and paid the unsecured senior notes payable to The Principal Mutual Life Insurance Company of $6,816,000. The Company’s obligations to GECC are evidenced by a promissory note bearing interest at 5.92% per annum and payable in 60 consecutive monthly payments, with the first payment being $138,525, the next 58 payments being $135,071 and the final payment being the remaining amount of outstanding principal and interest. The note may be prepaid at any time in its entirety subject to the payment of a prepayment premium equal to 3% of the original principal amount if the note is prepaid prior to the first anniversary, declining to 1% if paid prior to the third anniversary and 0% thereafter.

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

Revolving Line of Credit:

At March 31, 2006, the Company has borrowed $6.0 million on its $20.0 million unsecured revolving line of credit, which presently is scheduled to expire on July 1, 2006. The current rate on these borrowings is prime minus 1%.

Note 4.                                  Contingencies

There are various legal proceedings involving the Company and its subsidiaries. Except as noted below, management considers that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or operations of the Company.

The Company has been in negotiations with the United States Environmental Protection Agency (USEPA), the Illinois Attorney General’s Office and the Illinois Environmental Protection Agency (IEPA) to settle two separate enforcement proceedings related to emissions at the Pekin, Illinois location. The Company also has been in discussions with the Kansas Department of Health and Environment (KDHE) relating to air emissions at its Atchison facility. The Company has entered into a consent agreement with KDHE resolving past allegations relating to its Atchison facility and paid  a civil penalty of $26,000. The Company has entered a consent decree to resolve the USEPA Illinois proceeding and agreed to pay a federal penalty of $172,000 which is due by May 19. 2006. The consent decree been approved by the court. The IEPA has most recently requested a $600,000 penalty payable over time or a $500,000 penalty payable in a lump sum to resolve its complaint. The Company and IEPA are involved in efforts to settle the IEPA proceeding, but no resolution has occurred. As of March 31, 2006, the Company had accrued $600,000, which is included in other accrued liabilities, with respect to these matters. The amount of the ultimate settlement could differ materially in the near future.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Ingredients	$22,324	$24,245	$66,786	$65,859
Distillery products	57,098	46,941	165,353	135,369
	$79,422	$71,186	$232,139	$201,228

Depreciation
Ingredients	$1,587	$1,682	$4,685	$4,805
Distillery products	1,394	2,196	4,044	6,554
Corporate	135	143	391	508
	$3,116	$4,021	$9,120	$11,867

Income before income taxes
Ingredients	$(2,175)	$(941)	$(4,568)	$(2,741)
Distillery products	5,831	3,576	16,636	8,751
Corporate	(836)	(275)	(1,818)	(1,093)
	$2,820	$2,360	$10,250	$4,917

			March 31,	June 30
			2006	2005
Identifiable assets
Ingredients			$79,436	$81,507
Distillery products			97,227	79,678
Corporate			22,058	28,315
			$198,721	$189,500

Note 6.                                  Pension and Post Retirement Benefit Obligations

The Company and its subsidiaries provide certain post-retirement health care and life benefits to all employees. The liability for such benefits is unfunded. The Company uses a May 31 measurement date for the plan

The components of the Net Periodic Benefit Cost for the three months and nine months ended March 31 are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Service cost	$74	$60	$222	$180
Interest cost	74	75	222	225
Prior service cost	(9)	(12)	(27)	(36)
(Gain) loss	—	(1)	—	(3)
Total post-retirement benefit cost	$139	$122	$417	$366

The Company previously disclosed in its financial statements for the year ended June 30, 2005, amounts expected to be paid to plan participants. There have been no revisions to these estimates and there have been no changes in the estimate of total employer contributions expected to be made for the fiscal year ended June 30, 2006.

Total employer contributions for the quarter and year to date ended March 31, 2006 were $138,000.

The Medicare Prescription Drug Improvement Modernization Act of 2003 (the Act) provides certain drug benefits under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide benefits at least actuarially equivalent to Medicare Part D. The Company has been unable to conclude whether the benefits provided under the plan are actuarially equivalent to Medicare Part D. Accordingly, the net periodic post-retirement benefit costs above do not reflect any amount associated with the subsidiary.

Note 7.                                  New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS Statement No. 154 (“SFAS 154”), Accounting Changes and Error Corrections. SFAS 154 requires that, when a company changes its accounting policies, the change must be applied retrospectively to all prior periods presented instead of a cumulative effect adjustment in the period of the change. SFAS 154 may also apply when the FASB issues new rules requiring changes in accounting. If the new rule allows cumulative effect treatment, it will take precedence over SFAS 154. This statement is effective for fiscal years beginning after December 15, 2005. Because the Company’s financial statements for the periods ended March 31, 2006 and 2005 contain no error corrections or accounting changes affected by SFAS 154, this statement has had no impact. In future periods, as the FASB issues new rules requiring changes in accounting, this statement could have a material impact on financial results previously reported.

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

Developments in the Distillery Products Segment

On March 16, 2006 our Board of Directors approved plans for an $11.1 million capital project that is expected to improve production efficiencies and fulfill air emission control requirements at our Pekin, Illinois, distillery. The project involves the purchase and installation of a new dryer system for the manufacture of distillers feed, the principal by-product of the alcohol production process. The new dryer system is expected to result in cost savings related to energy usage and maintenance needs. It also will permit us to meet Environmental Protection Agency requirements in a recently filed consent decree. We chose the dryer over less costly alternatives because of the improved plant efficiencies it is expected to provide. Work on the dryer project is expected to commence in the summer of 2006 and be completed by the fall of 2007.

Developments in the Ingredients Segment

In the first quarter of fiscal 2005, we entered into a business alliance with Cargill, Incorporated for the production and marketing of a new resistant starch called Fibersym™ HA that is derived from high amylose corn. Shortly thereafter, we put the sale and additional production of that product on hold because of pending litigation filed in November of that year (see Item 3. Legal Proceedings in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005). The litigation is still pending, but we have resumed limited marketing efforts.

Segment Results

The following is a summary of revenues and pre-tax income/(loss) allocated to each reportable operating segment for the three months and nine months ended March 31, 2006 and 2005. (For additional information regarding our operating segments, see Note 5-Operating Segments included under Part 1, Item 1, Financial Statements of this Form 10-Q and incorporated herein by reference.)

	Third Quarter	Third Quarter	Nine Months	Nine Months
	Fiscal 2006	Fiscal 2005	Fiscal 2006	Fiscal 2005
(In Thousands)

Ingredients
Net Sales	$22,324	$24,245	$66,786	$65,859
Pre-Tax Income	(2,175)	(941)	(4,568)	(2,741)

Distillery Products
Net Sales	$57,098	$46,941	$165,353	$135,369
Pre-Tax Income	5,831	3,576	16,636	8,751

General

Total earnings in the third quarter of fiscal 2006 increased compared to the third quarter of fiscal 2005 as the result of increased profitability in our distillery products segment, which more than offset a loss in our ingredients segment. The increase in distillery profits occurred notwithstanding higher energy costs resulting from significant hikes in natural gas prices, principally during the first two months of the quarter, which also partially impacted our earnings performance in the ingredients segment. Profitability in the ingredients segment was further affected by reduced unit sales and prices for certain of our higher valued specialty ingredients along with higher raw material prices for wheat compared to the prior year’s third quarter.

The improvement in total sales revenue compared to a year ago resulted from increased sales in the distillery products segment of our business. Distillery products sales rose by approximately $10.2 million, or 21.6 percent, above distillery products sales in the third quarter of fiscal 2005. Sales of ingredients, on the other hand, decreased by approximately $1.9 million, or approximately 8 percent, compared to last year’s third quarter.

The increase in distillery products sales resulted from higher unit sales and improved selling prices for food grade alcohol for beverage and industrial applications combined with improved prices for fuel grade alcohol. Sales of distillers feed, the principal by-product of our alcohol production process, increased slightly compared to the prior year’s third quarter due to higher unit sales, which offset lower selling prices. A significant percentage of our fuel grade alcohol sales are made pursuant to contracts of from six to nine months duration. In line with this practice, at April 1, 2006 we had contracted a sizeable portion of our total current alcohol capacity to customers in the fuel alcohol area through the end of calendar 2006. Consistent with forward market activity, these contracts are  at prices higher than previous contracts which were in effect during all or part of the third quarter.

The decrease in ingredients sales resulted primarily from lower sales of specialty ingredients for both food and non-food applications combined with lower sales of commodity gluten. Sales of commodity wheat starch, meanwhile, increased compared to a year ago as the result of increased unit sales and prices.

The decrease in sales of specialty ingredients for food applications was principally due to lower unit sales of our Fibersym™ line of resistant starches for incorporation in fiber-enriched, reduced carbohydrate and lower calorie foods together with reduced unit sales and lower prices for our Arise® line of specialty wheat protein isolates. These decreases were partially offset by improved sales of our Wheatex® line of textured proteins for use in the production of vegetarian products and meat extension applications, as well as certain of our Pregel™ instant starches that are used in a variety of processed and bakery food applications. The decline in sales of specialty ingredients for non-food applications resulted mainly from decreased sales of our MGPI Chewtex™ line of protein- and starch-based resins, which are produced for use in the manufacture of pet chews and related treats. However, Chewtex™ sales improved on a sequential basis compared to the second quarter. Sales of ingredients for use in personal care products decreased modestly compared to the prior year.

Ingredients

Total ingredient sales in the third quarter of fiscal 2006 decreased by approximately $1.9 million, or approximately 8 percent, compared to the prior year’s third quarter. This principally was due to a nearly $500,000, or 5 percent, decline in sales of specialty ingredients for food applications and a $1.2 million, or 15 percent, reduction in sales of specialty ingredients for non-food applications. Commodity ingredient sales decreased by approximately $800,000, or 18.7 percent. This decrease resulted from a $1.2 million, or 35.1 percent, drop in sales of commodity gluten, which more than offset a $400,000, or 41.9 percent, increase in sales of commodity starches. Sales of mill feed and other mill products increased by nearly $600,000, or 265 percent. The decrease in sales of specialty ingredients for food applications compared to the prior year’s third quarter was mainly attributable to reduced sales of our Fibersym™ resistant starches and Arise® wheat protein isolates. Higher sales of our Wheatex® textured wheat proteins and certain of our Pregel™ specialty starches partially offset these reductions. The decrease in sales of specialty ingredients for non-food applications principally occurred in sales of our Chewtex® protein- and starch-based resins for use in pet industry products. The increase in sales of mill feeds, which is a by-product in the manufacture of flour, and other mill products resulted from the processing of more flour in the current year’s third quarter for use in producing starches and proteins.

Distillery Products

Total sales of our distillery products in the third quarter of fiscal 2006 rose by approximately $10.2 million, or 21.6 percent, compared to the third quarter of fiscal 2005. This improvement was due to a $6.4  million, or 43.2 percent, increase in sales of food grade alcohol and a $3.7 million, or 14.8 percent, increase in sales of fuel grade alcohol. In the food grade area, sales of alcohol for industrial applications rose by $4.7 million, or 45.0 percent, and sales of food grade alcohol for beverage applications rose by approximately $1.6 million, or 37.2 percent, in each case due to a combination of higher prices and increased unit sales. The increased sales of fuel grade alcohol resulted from higher average selling prices. Distillers feed increased by $100,000, or 1.4 percent, as the result of higher unit sales.

Sales

Net sales in the third quarter of fiscal 2006 were approximately $8.2 million, or 11.6 percent, higher than net sales in the third quarter of fiscal 2005. This improvement was due to a $10.2 million, or 21.6 percent, increase in sales of distillery products, which more than offset a $1.9 million, or approximately 8 percent decrease in sales of ingredients. The increase in distillery products resulted from increased unit sales and higher selling prices for food grade alcohol for both industrial and beverage applications, increased prices for fuel grade alcohol and increased unit sales of distillers feed, which offset a small decline in fuel alcohol unit sales and lower prices for distillers feed year-over-year. The decrease in ingredients sales was principally due to reduced sales of specialty ingredients for both food and non-food applications together with lower unit sales of commodity gluten. Sales of commodity wheat starches were higher than the prior year due to increased unit sales and improved prices.

For the first nine months of fiscal 2006, net sales increased by $30.9 million, or 15.4 percent, above net sales for the first nine months of fiscal 2005. This improvement was principally due to increased distillery products sales in each of the first three quarters of fiscal 2006.  Ingredients sales increased slightly in the first nine months  of the current fiscal year compared to the same period the prior year. The increase in distillery products sales largely resulted from higher unit sales and prices for food grade alcohol for industrial and beverage applications and increased prices for fuel grade alcohol, which offset a small decline in fuel alcohol unit sales. The increase in ingredients sales for the first nine months of fiscal 2006 principally resulted from increased unit sales of specialty ingredients for food applications together with higher unit sales of commodity gluten. These increases offset a decline in unit sales of specialty ingredients for non-food applications. The increase in commodity gluten sales during the first nine months of fiscal 2006 resulted from higher unit sales compared to the prior year’s first nine months. This increase adversely affected our profitability, as market prices for gluten have been below our cost of production. Although we have deemphasized gluten sales because of such poor market conditions, gluten remains a co-product from the processing of flour for starch. Because increases in sales of our specialty proteins have not grown proportionately with increases in our specialty starch sales, we had more gluten available for sale during the first nine months of fiscal 2006 than in the first nine months of the prior fiscal year, as less gluten has been processed into specialty proteins.

Cost of Sales

The cost of sales in the third quarter of fiscal 2006 rose by approximately $7.1 million, or nearly 11 percent, over cost of sales in the third quarter of fiscal 2005. This increase was mainly due to a 56 percent increase in energy costs and, to a significantly lesser extent, higher raw material costs for grain and higher costs of supplies used in our manufacturing processes. The increase was partially offset by reduced depreciation expense resulting from a lower depreciable asset base due to certain assets being fully depreciated at our Pekin, Illinois facility. The increased energy costs primarily resulted from higher natural gas prices, which were up approximately 62 percent compared to the prior fiscal year’s third quarter. The higher costs of manufacturing-related grain and supplies were primarily due to increased production. Wheat prices were approximately 13 percent higher than those experienced in the third quarter of fiscal 2005 and corn prices averaged nearly 2  percent higher  compared to a year ago.

The cost of sales for the first nine months of fiscal 2006 increased by approximately $23.7 million, or 13 percent, primarily due to higher energy costs, which were partially offset by a decrease in raw material costs for grain.

In connection with the purchase of raw materials, principally corn and wheat, for anticipated operating requirements, we enter into commodity contracts to hedge the risk of future grain price increases. During the third quarter of fiscal 2006, we hedged approximately 42 percent of corn processed compared with approximately 27 percent of corn hedged in the third quarter of fiscal 2005. Of the wheat that we processed in the current year’s third quarter, approximately 5 percent was hedged. No wheat was hedged in the third quarter of fiscal 2005. During the first nine months of fiscal 2006, we hedged approximately 40 percent of corn processed compared with 45 percent of corn hedged in the first nine months of fiscal 2005. Of the wheat that we processed in the first nine months of fiscal 2006, 1.8 percent was hedged compared to no wheat hedged in the first nine months of fiscal 2005.

In the third quarter of fiscal 2006, raw material costs included a net hedging loss of approximately $223,000 compared to a net hedging loss of nearly 1.2 million  in the third quarter of fiscal 2005. From time to time, we also use gasoline or ethanol futures to hedge fuel alcohol sales made under contracts with price terms based on gasoline futures. No gasoline or ethanol futures were used to hedge fuel alcohol sales during the third quarter of fiscal 2006 or the third quarter of fiscal 2005.

In the first nine months of fiscal 2006, raw material costs included a net hedging loss of approximately $1.6 million compared to a net hedging loss of $3.4 million in the first nine months of fiscal 2005. During the first nine months of fiscal 2006, we experienced a loss of $24,000 on ethanol futures.  No gasoline or ethanol futures were used to hedge fuel alcohol sales during the first nine months of fiscal 2005.

These hedge transactions are highly effective. Accordingly, all related losses were entirely offset by reduced raw materials costs.

Selling, General and Administrative Expenses

In the third quarter of fiscal 2006, our selling, general and administrative expenses increased by approximately $607,000 , or nearly 13 percent, above selling, general and administrative expenses in the third quarter of fiscal 2005. This increase was mainly due to increased costs associated with incentives along with expenses related to the Company’s stock incentive plans, computer technology costs, including costs largely related to the development and implementation of our Enterprise Resource Planning System, outside labor and consulting fees, and miscellaneous. These increases were partially offset by a reduction in fees associated with professional services and lower research and development costs.

Selling, general and administrative expenses in the first nine months of fiscal 2006 rose by approximately $2.0 million, or nearly 14 percent, compared to selling, general and administrative expenses in the first nine months of fiscal 2005. The reasons for this increase were essentially the same as those cited above combined with bad debt charge-offs of approximately $162,000 in the second quarter of fiscal 2006.

Other Income

The decrease of $88,000  in other income in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 was principally attributable to changes in interest capitalized, as well as the effect of certain other non-recurring, non-operating revenue items. It is the Company’s practice to credit other income for interest incurred that is capitalized.

Interest Expense

For the three months ended March 31, 2006 interest expense remained relatively unchanged  compared to the three months ended March 31, 2005.

Interest expense in the nine months ended March 31, 2006 increased compared to the nine months ended March 31, 2005 primarily due to the payment of a make whole premium in connection with the refinancing of our notes to the Principal Mutual Life Insurance Company and increases in borrowing rates.

Taxes and Inflation

The consolidated effective income tax rate of the provision for income taxes for the third quarter of fiscal 2006 was 26.1 percent compared to 31.0 percent for the same period in fiscal 2005. This decrease was primarily attributable to the recognition of certain non-recurring Kansas State income tax credits in the third quarter. The consolidated effective income tax rate of the provision for income taxes for the first nine months of fiscal 2006 was 35.3 percent compared to 33.5 percent for the same period in fiscal 2005 primarily as a result of timing differences and applicable marginal income tax rates related to taxable income levels. The general effects of inflation during the quarter were minimal.

Net Income

As the result of the foregoing factors, we experienced net income of $2,083,000 in the third quarter of fiscal 2006 compared to net income of $1,627,000 in the third quarter of fiscal 2005. Our net income for the first nine months of fiscal 2006 was $6,632,000 compared to net income of $3,272,000 for the first nine months of fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

The following table is presented as a measure of the Company’s liquidity and financial condition:

	March 31, 2006	June 30, 2005
(Dollars in Thousands)
Cash and cash equivalents	$3,586	$10,384

Working capital	38,842	40,628

Amounts available under lines of credit	14,000	20,000

Notes payable and long-term debt	23,074	21,490

Stockholders’ equity	126,739	120,527

Cash Flow.

Cash flow from operations increased by $150,000 during the nine month period ended March 31, 2006 compared to the same period in fiscal 2005. This change in operating cash flow was a result of numerous factors. Operating cash flow was positively affected by an increase in net income of $3.4 million related primarily to increased sales volume during the nine month period ended March 31, 2006 compared to the same period in 2005. Operating cash was also positively impacted by the effects of an increase in accounts payable and accrued expenses related to increased production activity as well as an increase in the accrual for income taxes payable. These factors, which led to an increase in operating cash flow, were partially offset by an $8.2 million increase in inventories during the nine month period ended March 31, 2006. This increase in inventories was primarily related to increased alcohol inventories and increases in grain inventories (primarily corn) related to increased distillery production activity, compared to an increase of $4.9 million in the same period in fiscal 2005 related to wheat and commodity wheat protein inventories. Operating cash flows were also reduced by an increase in accounts receivable related to higher sales for the nine months ended March 31, 2006 compared to a decrease in accounts receivable of $2.3 million in the same period in fiscal 2005.

Capital Expenditures.

During the year to date period ended March 31, 2006, we made $13.7 million in capital expenditures, including expenditures with respect to a feed dryer in Atchison, Kansas and a molecular sieve in Pekin, Illinois. As of March 31, 2006, our Board of Directors had approved $17.5 million in capital expenditures which we expect to make over the  next twelve months, and of that amount, we had contracts to acquire capital assets of approximately $6.3 million. On March 16, 2006, we announced the approval of plans for an $11.1 million capital project that is expected to improve production efficiencies and fulfill air emission control requirements at our Pekin, Illinois production facility. We anticipate that we may require additional external financing for some of these capital expenditures. As of March 31, 2006, we have not determined the amount, type, or source of such financing.

Stock Purchase and Sales.

During the year to date ended March 31, 2006, our employees exercised options on 154,810 shares of common stock and the company received proceeds of $1,477,000. As of March 31, 2006 the Board has authorized the purchase of approximately 1,613,716 additional shares of common stock. No purchases were made under this authority during the quarter.

Contractual Obligations.

As of March 31, 2006, we had outstanding long term debt of $17.1 million compared to $21.5 million at June 30, 2005.

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

At the time of the loan from GECC, our Company’s other indebtedness included a note payable to GE Capital Public Finance (“GECPF”), an affiliate of GECC, which is also secured by equipment at our Kansas City, Kansas facility. In connection with the loan from GECC, we also entered into a cross-collateral and cross default agreement with GECC and GECPF in which we agreed, among other matters, that all collateral in which either creditor has a security interest will secure the payment of liabilities to both creditors.

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

Financial Covenants

In connection with our line of credit and capital lease agreements, we are required, among other things, to maintain certain financial ratios, including a current ratio (current assets to current liabilities) of 1.5 to 1, minimum consolidated tangible net worth (stockholders’ equity less intangible assets) equal to the greater of (i) $86 million or (ii) the sum of $86 million plus 50 percent of consolidated net income since September 30, 2001, debt to tangible net worth not to exceed 2.5 to 1, and a fixed charge ratio  (generally, the ratio of (x) the sum of (a) net income [adjusted to exclude gains or losses from the sale or other disposition of capital assets and other matters] plus (b) provision for taxes plus (c) fixed charges, to (y) fixed charges) for the period of the four consecutive fiscal quarters ended as of the measurement date of 1.5 to 1. In addition, we may not permit consolidated funded debt (generally, asset acquisition related debt plus capitalized lease obligations) to exceed 60 percent of total capitalization.

Line of Credit

We have a $20 million line of credit, of which $14 million was available at March 31, 2006, for general corporate purposes. We amended the line of credit on September 9, 2005 so that it now extends to July 1, 2006. As of March 31, 2006, we had $6.0 million outstanding borrowings under the line.

Working Capital

Our working capital decreased by $1.8 million from June 30, 2005 to March 31, 2006. This decrease was primarily due to a decrease of $6.8 million in cash; a $3.8 million net decrease in income taxes payable, increased borrowings on our line of credit and an increase in our liability for accrued expenses. These factors, which led to a decrease in our working capital, were partially offset by an increase of $8.8 million in inventories, a $0.3 million increase in our current deferred tax asset, a $3.9 million increase in accounts receivable (net of an allowance of $0.3 million at March 31, 2006) and a $0.9 million decrease in the current portion of our long-term debt.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company produces its products from wheat, corn and milo and, as such, is sensitive to changes in commodity prices. Grain futures and/or options are used as a hedge to protect against fluctuations in the market. The information regarding inventories and futures contracts at June 30, 2005, as presented in the annual report, is not significantly different from March 31, 2006.

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

(b)           Changes in Internal Controls.

There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or 15d-15 that occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

Reference is made to Item 3. Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005 and to Part II, Item 1. Legal Proceedings in the Company’s Quarterly Report on Form 10-Q for the quarters ended September 30, 2005 and December 31, 2005 for information regarding certain legal proceedings to which the Company or its Illinois subsidiary are subject.

One of the matters mentioned was National Starch and Chemical Investment Holding Corporation, Penford Australia, Ltd. and Penford Holdings Pty v. Cargill, Inc. and MGP Ingredients, Inc., Civil Action 04-1442, U.S. District Court, District of Delaware. In March, Plaintiff’s voluntarily withdrew their claims with respect to one of the two patents in suit, U.S. Patent No. 6,409,840.

Another matter referred to was a USEPA enforcement initiative relating to our Illinois facility. As reported in our 10-Q for the quarter ended September 30, 2005, we have entered the Consent Decree referred to in our Form 10-K for the year ended June 30,2005 and agreed to pay the federal penalty of $172,000 referred to therein. The Court has now approved the Consent Decree and we will pay the penalty on or before May 19, 2006.

Another matter referred to in our annual report on Form 10K and 10-Q for the quarter ended December 31, 2005 was an administrative proceeding brought in 1997 by the Illinois Attorney General on behalf of the Illinois Environmental Protection Agency relating to our Pekin facility. We have completed stack height extensions sought by the State and now have a construction permit for an additional Swiss Combi Dryer.  We remain engaged in settlement discussions with the State regarding the amount of the penalty which it seeks. It’s latest proposal was that we make either a $500,000 lump sum payment of a $600,000 payment over time.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As shown in the following table,  the Company did not repurchase any shares of stock  during the three months ended March 31, 2006.

Maximum
			Total Number	Number (or
			of shares (or	Approximate
			Units)	Dollar Value)
			Purchased as	of Shares (or
			Part of	Units (that May
	Total Number		Publicly	Yet Be
	Of Shares) or	Average Price	Announced	Purchased
	Units)	Paid per Share	Plans or	Under the Plans
Period	Purchased	(or Unit)	Programs	or Programs
January 1 – January 31, 2006	0	—
February 1 – February 28, 2006	0
March 1 – March 31, 2006	0			1,613,716	(a)

(a)                                  On various dates,  the Board of directors authorized the purchase of an aggregate of 6,000,000 shares of Common Stock of which 4,386,284 shares had been purchased as of March 31, 2006. This program was first announced on June 5, 1997.  During the three months ended March 31, 2006, no shares were purchased under the program. The program has no expiration date.

ITEM 6.   EXHIBITS

  3.1                                        Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)

  3.2                                        Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed March 16,2005 (File Number 0-17196)

*10.1                                 Consent Decree relating to Registrant’s Pekin facility entered on April 19, 2006

*10.2                                 Consent Agreement between the Registrant and the Kansas Department of Health and Environment dated January 11, 2006.

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

MGP INGREDIENTS, INC.

Date: May 10, 2006	By	/s/ Ladd M. Seaberg
Ladd M. Seaberg, President
and Chief Executive Officer

Date: May 10, 2006	By	/s/ Brian T. Cahill
Brian T. Cahill, Vice President
and Chief Financial Officer