Form 10-K
period 2006-06-30
MGP INGREDIENTS INC
filed 2006-09-07
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended              June 30, 2006

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number

MGP Ingredients, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Kansas	48-0531200
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

1300 Main Street, Box 130, Atchison, Kansas	66002
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code	(913) 367-1480

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
NONE

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	The NASDAQ Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐
No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to their Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer: in Rule 12b-2 of the Exchange Act. (Check One): Large accelerated filer ☐     Accelerated filer  ☒       Non-accelerated filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

The aggregate market value of common equity held by non-affiliates, computed by reference to the last sales price as reported by NASDAQ on December 31, 2005, was $133,747,065.

The number of shares of the registrant’s common stock outstanding as of September 1, 2006 was 16,278,310.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference:

(1)                                  Portions of the  MGP Ingredients, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on October 12, 2006  are incorporated by reference into Part III of this report to the extent set forth herein.

(This page intentionally left blank)

CONTENTS

Forward Looking Information
Available Information

PART I
Item 1.	Business
General Information
Fiscal 2006 Developments
Financial Information About Segments
Business Strategy
Product Sales
Ingredients
Distillery Products
Patents
Research and Development
Seasonality
Transportation
Raw Materials
Energy
Employees
Regulation
Strategic Relationships
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Environmental Proceedings
Other Matters
Item 4.	Submission of Matters to a Vote of Security Holders
Item 4A.	Executive Officers of the Registrant

PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and
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
Fiscal 2006 Compared to Fiscal 2005
Fiscal 2005 Compared to Fiscal 2004
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

ii

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements as well as historical information. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements are usually identified by or are associated with such words such as “intend,” “plan”, “believe,” “estimate,” “expect,” “anticipate,” “hopeful,” “should,” “may,” “will”, “could” and or the negatives of these terms or variations of them or similar terminology. They reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. Important factors that could cause actual results to differ materially from our expectations include, among others:  (i) the availability and cost of grain, (ii) fluctuations in gasoline prices, (iii) fluctuations in energy costs, (iv) competitive environment and related market conditions, (vi) our ability to realize operating efficiencies, (vii) the effectiveness of our hedging programs; (viii) access to capital and (ix) actions of governments. For further information on these and other risks and uncertainties that may affect our business, see Item 1A - Risk Factors

AVAILABLE INFORMATION

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

The principal locations at which we make our products are our plants located in Atchison, Kansas, and Pekin, Illinois. We also operate a facility in Kansas City, Kansas for the further processing and extrusion of wheat proteins and starches, and a facility in Onaga, Kansas for the production of plant-based biopolymers and wood composites. Our principal subsidiaries are MGP Ingredients of Illinois, Inc., through which we own our Pekin facility, and Kansas City Ingredient Technologies, Inc., through which we operate our Kansas City facility.

In December, 2005, we broke ground for the construction of a new technical innovation center and corporate office building in Atchison.  Construction of both buildings is expected to be completed by February, 2007 at an estimated total cost of $4.7 million.  The technical center will provide improved accommodations and a better environment for us to pursue research and development and product application initiatives and to host and work directly with customers in developing specialized product formulations.  Upon completion of the buildings, the address of our corporate headquarters will be 100 Commercial Street, Atchison, Kansas 66002.

FISCAL 2006 DEVELOPMENTS

Distillery Products

Our improved results in fiscal 2006 were driven by our distillery products segment, This improvement was primarily due to a nearly 30 percent increase in distillery products sales, which resulted from higher unit sales and prices for food grade alcohol for industrial and beverage applications and increased prices for fuel grade alcohol, which offset a small decline in fuel alcohol unit sales.

Since the reconstruction of our Atchison distillery following an explosion that occurred in September, 2002, the majority of the distillery’s capacity has been dedicated to the production of high quality, high purity food grade alcohol for beverage and industrial applications. The remainder has been dedicated to the production of fuel grade alcohol, commonly known as ethanol. The new state-of-the-art equipment that was installed during the reconstruction has resulted in improved alcohol production efficiencies at the Atchison plant.  Conversely, the majority of our capacity at our Pekin, Illinois distillery has continued to be dedicated to the production of fuel grade alcohol.  Additional efforts to further improve efficiencies at both distilleries, particularly relating to energy usage, have been initiated through recently approved capital projects.

On March 16, 2006, our Board of Directors approved plans for an $11.1 million capital project that is expected to improved production efficiencies and fulfill air emission control requirements at our Pekin, Illinois distillery.  The project involves the purchase and installation of a new dryer system for the manufacture of distillers feed, the principal by-product of the alcohol production process.  The new dryer system is expected to result in cost savings related to energy usage and maintenance needs.  It also will permit us to meet Environmental Protection Agency requirements in a consent decree filed during fiscal 2006.  We chose the dryer over less costly alternatives because of the improved plant efficiencies it is expected to provide.  Work on the dryer project is expected to be completed by the fall of 2007.

The  installation of new equipment for processing distillers feed at the Atchison distillery and for the installation of new distillation equipment at the Pekin plant were completed just prior to the first quarter of fiscal 2006.  Approved by our Board of Directors on March 4, 2004, these projects were completed at costs of approximately $12 million and $4 million, respectively, and both are expected to strengthen our ability to realize additional improvements in alcohol production efficiencies, especially in regard to energy usage. The new equipment at the Atchison distillery also includes new, state-of-the-art emission control technology for continued compliance with government environmental standards.

Specialty Ingredients for Food Applications

Although sales of our specialty ingredients for food applications experienced modest growth in fiscal 2006 compared to fiscal 2005, they remained below the peak level reached in fiscal 2004.   The increase over fiscal 2005 was mainly due to higher sales of our Fibersym® resistant starches, certain of our Pregel™ instant starches and Wheatex® textured wheat proteins.  Sales of our Arise wheat protein isolates, however, declined compared to fiscal 2005.

 Because our specialty proteins and starches are wheat-based, the profitability of our food ingredients area was affected by increased wheat costs compared to fiscal 2005.

Specialty Ingredients for Non-Food Applications

Sales of our protein-and starch-based resins, which are used in the manufacture of pet chews and related treats, declined in fiscal 2006 compared to fiscal 2005. This decline was partially attributable to higher gas costs and a weakened labor market during our first quarter of fiscal 2006, which contributed to weaker consumer spending and lower consumer confidence and a slowdown in pet industry sales during that period.  However, the decline was due primarily to reduced sales to one major customer whose business was sold during our fourth quarter of fiscal 2006.   See Item 3. “Legal Proceedings.” We continue to work to broaden our customer base and have strengthened our production and service capabilities in this area of our business.

We are in the process of evaluating how to best structure our specialty ingredients for personal care product uses in the total framework of our strategic objectives.  We have recently decided to discontinue development of new personal care ingredients and instead concentrate on supplying current customers from our existing line of personal care ingredients.  In line with this decision, we have realigned sales functions and redefined research and development responsibilities and are considering the sale of this business.

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

On September 30, 2005, we acquired a facility in Onaga, Kansas to utilize for the production of our plant-based biopolymers for use in the manufacture of degradable and non-degradable plastic-like products.   The facility, which primarily had been used by the previous owner to manufacture wood composites, was purchased for $750,000. We have since upgraded the facility at a cost of approximately $1.9 million to enhance our biopolymer production capabilities while also maintaining wood composite manufacturing capabilities.

FINANCIAL INFORMATION ABOUT SEGMENTS

Note 12 of our Notes to Consolidated Financial Statements set forth in Item 8 of this Report, which is incorporated herein by reference, includes information about sales, depreciation, income before income taxes and identifiable assets for the last three fiscal years by reportable segment.

BUSINESS STRATEGY

Our strategy is to focus on the development and marketing of specialty protein and starch products for use in unique market niches while preserving a leadership position as a highly efficient, quality-oriented producer and marketer of alcohol products derived from grain.   As such, we seek to provide ingredient solutions across a range of food and non-food product applications while strengthening our ability to effectively supply the marketplace with both food grade and fuel grade alcohol products.

Market trends that we hope to benefit from include health and wellness lifestyle trends in the food area, growing demand for natural versus synthetic products, accelerated pet industry growth and increased use of alternative fuels.    Increased interest in bio-economy initiatives also may create opportunities for us, particularly in regard to our partially and totally degradable biopolymers.

We have existing capacity to grow our specialty ingredients business if the market for such products improves further.  We seek to develop a more profitable product mix, which is especially critical during times when we face higher wheat costs, such as we encountered during fiscal 2006.  We continue to concentrate on growing specific high end, highly functional ingredient solutions for our customers.  Simultaneously, we strive to reduce the adverse impact that lower valued commodity wheat gluten and wheat starches have on our profit performance.  Recently, we have taken steps to size the ingredients portion of our business, particularly in the food area, to more appropriately align with current production and sales requirements.  These steps have included adjustments in the size of our workforce across multiple disciplines within our organization.  We are also concentrating our production and marketing efforts on supplying our core base of loyal customers with a more select array of high quality, premium ingredients that address nutritional, sensory and convenience issues and that can help build value while making more efficient use of our existing capacities.   We continue to step up our research and development efforts and are revamping the responsibilities of our technical applications scientists, who in the future will perform a significantly more integral role as solutions providers to our customers.

As a result of our focus on being a leading innovator of highly functional proteins and starches, from fiscal 2001 to fiscal 2006 sales revenues from our specialty ingredients have increased from $32,918,000, or 14.4 percent of our total revenues, to $70,066,000, or 21.7 percent of our total revenues. Although we continue to produce gluten and commodity starch as by-products of our production of specialty wheat proteins and starches, the significance of these products to our business has substantially diminished over the past six years, declining from $44,751,000, or 19.5 percent, of our total revenues in fiscal 2001 to $13,571,000, or 4.2 percent, of our total revenues in fiscal 2006.

Although our business in recent years has placed increased emphasis on specialty ingredient sales, we continue to maintain a solid presence in the alcohol industry and pursue efforts to maintain highly efficient alcohol production operations. We can produce food grade alcohol and ethanol at both our Atchison and Pekin locations. Since early 2004, the majority of the Atchison distillery’s capacity has been dedicated to the production of high quality, high purity food grade alcohol for beverage and industrial applications and the majority of the Pekin distillery’s capacity has been dedicated to the production of fuel ethanol.

While we experienced significant strengthening in the fuel grade alcohol market in fiscal 2006, we have also experienced favorable conditions in our food grade alcohol markets and are dedicated to providing our customers with what we believe is among the highest quality, high purity alcohol in the world.  We have been in the food grade alcohol business since the Company’s founding in 1941 and intend to maintain a solid presence in the food grade as well as fuel grade area.

 PRODUCT SALES

The following table shows our sales from continuing operations by each class of similar products during the past three fiscal years ended June 30, 2006, as well as such sales as a percent of total sales.

	PRODUCT GROUP SALES Year Ended June 30,
	2006		2005		2004
	(thousands of dollars)
	Amount	%	Amount	%	Amount	%
Ingredients:

Specialty Food Ingredients	$46,149	14.3	$43,910	15.9	$60,904	22.5
Specialty Non-Food Ingredients	23,917	7.4	34,077	12.4	24,354	9.0
Commodity Ingredients	13,571	4.2	13,464	4.9	13,749	5.1
Mill Feed and Other Mill Products	1,869	0.6	1,044	0.4	3,704	1.3
Total Ingredients	85,506	26.5	92,495	33.6	102,711	37.9

Distillery Products:

Food-grade Alcohol	$79,893	24.8	$55,733	20.3	$36,817	13.6
Fuel-grade Alcohol	128,824	39.9	99,241	36.1	102,005	37.7
Distillery By-products	28,254	8.8	27,708	10.0	29,140	10.8
Total Distillery Products	236,971	73.5	182,682	66.4	167,962	62.1
Net Sales	$322,477	100.0	$275,177	100.0	$270,673	100.0

Substantially all of our ingredient and distillery sales are made directly or through distributors to manufacturers and processors of finished goods.  Sales to customers are usually evidenced by short-term agreements under which products are usually ordered, produced, sold and shipped within 60 days.  Varying amounts of our fuel grade and food grade alcohol and certain specialty ingredients are sold under longer term contracts. During fiscal 2006, our five largest distillery products customers accounted for 34.6 percent of our consolidated revenues and our five largest ingredients products customers accounted for 12.5 percent of our consolidated revenues. Valero Energy, a fuel grade alcohol customer, accounted for 13.4 percent of our consolidated revenues in fiscal 2006.   No other customer accounted for more than 10 percent of our consolidated revenues in the fiscal year.

INGREDIENTS

Ingredients consist primarily of specialty wheat starches and wheat proteins for food applications and non-food applications, commodity starches and proteins, consisting of commodity wheat starches and vital wheat gluten, and mill feeds. In recent years, specialty products have accounted for a significant share of our total ingredient sales.  This primarily has been due to the following factors: product innovation through increased research and development, partnering with customers on product development, increased capacity to produce these products and increased marketing efforts that have resulted in greater customer recognition.

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

A substantial portion of our premium wheat starch is altered during processing to produce certain unique specialty wheat starches designed for special applications in niche markets. Our strategy is to market our specialty wheat starches in special market niches where the unique characteristics of these starches are better suited to a customer’s requirements for a specific use. We have developed a number of different specialty wheat starches, and continue to explore the development of additional starch products with the view to increasing sales of value-added specialty starches. We produce our Fibersym® resistant starch, which has become one of our more popular specialty starches, using a patented technology referred to below under Patents. We sell our specialty starches on a nationwide basis, primarily to food processors and distributors. In addition, we sell specialty starches for non-food applications in pet treat applications and for use in personal care products and in the manufacture of biopolymer products.

Our specialty wheat starches are used primarily for food applications as an additive in a variety of food products to affect their nutritional profile, appearance, texture, tenderness, taste, palatability, cooking temperature, stability, viscosity, binding and freeze-thaw characteristics. Important physical properties contributed by wheat starch include whiteness, clean flavor, viscosity and texture. For example, our starches are used to improve the taste and mouth feel of cream puffs, éclairs, puddings, pie fillings, breadings and batters; to improve the size, symmetry and taste of angel food cakes; to alter the viscosity of soups, sauces and gravies; to improve the freeze-thaw stability and shelf life of fruit pies and other frozen foods; to improve moisture retention in microwavable foods; and to add stability and to improve spreadability in frostings, mixes, glazes and sugar coatings. We also sell our specialty starches for a number of non-food applications, which include pet, personal care and biopolymer products, and for use in the manufacture of adhesives, paper coatings, carbonless paper, and wall board.

Both commodity and specialty wheat starches compete primarily with corn starch, which dominates the United States starch market. However, the unique characteristics of wheat starch provide it with a number of advantages over corn and other starches for certain baking and other end uses. Our principal competitors in the starch market are Cargill Incorporated (primarily corn and tapioca starch), National Starch and Chemical Corporation (corn starch), Manildra Milling Corporation (wheat starch), Penford Corporation (potato starch), Archer-Daniels-Midland Company (wheat and other grain starches) and various European companies.  Competition is based upon price, name, color and differing granular and chemical characteristics which affect the food product in which the starch is used. Specialty wheat starches usually enjoy a price premium over corn starches and low grade wheat starches. Commodity wheat starch price fluctuations generally track the fluctuations in the corn starch market. The specialty wheat starch market usually permits pricing consistent with costs which affect the industry in general, including increased grain costs. However, this is not always the case; during fiscal 2006 as in fiscal 2003, increases in grain and fuel prices outpaced market price increases in the specialty wheat starch market.

Specialty Wheat Proteins. In recent years, we began the development of a number of specialty wheat proteins for food and non-food applications. Specialty wheat proteins are derived from vital wheat gluten through a variety of proprietary processes which change the molecular structure of vital wheat gluten. Wheat proteins for food applications include gliadin, glutenin, products in the Wheatex®, HWG 2009TM, FPTM and Arise® series and Pasta Power ®. Non-food applications include wheat proteins designed for use primarily in pet product applications and biopolymers that can be molded to form a variety of degradable and non-degradable plastic-like objects.  We also produce specialty proteins for use in personal care products.  Our specialty wheat proteins generally compete with other ingredients and modified proteins having similar characteristics, primarily soy proteins and other wheat proteins, with competition being based on factors such as functionality, price and, in the case of food applications, flavor. Our principal competitors in the specialty proteins market are Archer-Daniels-Midland Company (wheat and other grain proteins), The Solae Company (soy), Manildra Milling (gluten and wheat proteins), US Energy (gluten) and various European companies. Although a number of our specialty wheat proteins have been launched, some products are in the test marketing or development stage.

Specialty Ingredients for Food Applications

•                  Fibersym® Resistant Starch series. These starches serve as a convenient and rich source of dietary fiber. Unlike traditional fiber sources like bran, our resistant starches possess a clean, white color and neutral flavor that allow food formulators to create a wide range of both traditional and non-traditional fiber enhanced products that are savory in both appearance and taste. Applications include pan breads, pizza crust, flour tortillas, cookies, muffins, pastries and cakes.

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

•                  Pasta Power®. This is a specialty wheat protein that is a cost-effective replacement for whole eggs and egg whites and enhances the strength, texture, quality and functionality of fresh, frozen and flavored pasta products. The added strength enables the canning of pasta and its treatment with spices without significant deterioration of the noodle or other pasta products, such as canned spaghetti and similar products.

•                  FiberRite™ RW Resistant Starch. FiberRite™ RW is a product that boosts dietary fiber levels while also reducing fat and caloric content in such foods as breads, sweet goods, ice cream, yogurt, salad dressings, sandwich spreads and emulsified meats.

•                  HWG 2009.   This is a lightly hydrolyzed wheat protein that is rich in peptide-bonded glutamine, an amino acid that counters muscle fatigue brought on by exercise and other physical activities. Applications include nutritional beverages and snack products.

Specialty Ingredients for Non-Food Applications

•                  MGPI Chewtex®and MGPI Pet-Tex®. MGPI Chewtex™, produced from wheat protein and wheat starch, is used as a commercial raw material for the production of pet treats and chews. We hold a U.S. Patent (No. 5,665,152) expiring in 2016 relating to the methods of grain protein-based solid articles that we use in the production of such products. MGPI Pet-Tex™ is our textured wheat protein that is produced and sold for use in pet food products.

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

Food-grade Alcohol

Beverage Alcohol. Food-grade beverage alcohol consists primarily of grain neutral spirits and gin. Grain neutral spirits are sold in bulk quantities at various proof concentrations to bottlers and rectifiers, which further process the alcohol for sale to consumers under numerous labels.  Our gin is created by redistilling grain neutral spirits together with proprietary customer formulations of botanicals or botanical oils.

We believe that in terms of fiscal 2006 net sales, we are one of the three largest bulk sellers of food grade alcohol in the United States. Our principal competitors in the beverage alcohol market are Grain Processing Corporation of Muscatine, Iowa and Archer-Daniels-Midland Company of Decatur, Illinois.

Much consolidation in the beverage alcohol industry has occurred at the customer level over the past two decades.  As these consolidations have come about, we have maintained a strong and steady presence in the market due to longstanding relationships with customers and our reputation for producing very high quality, high purity alcohol products.

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

Synthetic alcohol historically has dominated the food grade industrial alcohol market.  In recent years, however, the use of grain-based alcohol has exceeded synthetic alcohol in this market.   Our principal competitors in the grain-based food grade industrial alcohol market are Grain Processing Corporation of Muscatine, Iowa and Archer-Daniels-Midland Company of Decatur, Illinois. Competition is based primarily upon price, service and quality factors.

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

On August 8, 2005, President Bush signed the Energy Policy Act of 2005 (“Energy Act”), a comprehensive energy bill that includes a provision for establishing a renewable fuels standard. The Energy Act provides for the adoption within a year of regulations whose purpose, subject to other provisions of the Energy Act, will be to ensure that gasoline sold or introduced into commerce in the continental United States contains on an annual average basis 4.0 billion gallons of renewable fuel commencing in 2006 and increasing incrementally to 7.5 billion gallons in 2012. For this purpose, in addition to grain-based ethanol that we make, renewable fuels also includes cellulosic biomass ethanol, biodiesel, and other motor vehicle fuel that is produced from biomass such as starch, sugarcane, sugar beets or potatoes as well as natural gas produced from a biogas source, such as a landfill, that is used to replace or reduce the quantity of fossil fuel present in a fuel mixture used to operate a motor vehicle. Each gallon of cellulosic biomass ethanol will count as 2.5 gallons of renewable fuel under the renewable fuel volume requirements.

While the Energy Policy Act eliminated the federal oxygen standard in reformulated gasoline, it did not provide for an MTBE liability protection clause.  With the elimination of the need for oxygenates in gasoline, refiners do not have a legal basis to continue the use of MTBE, a known carcinogen.  Therefore, refiners elected to discontinue virtually all use of MTBE by May 7, 2006, the effective date of the renewable fuels standard.  Refiners will continue to have a need for octane in gasoline and, without the use of MTBE, their only viable alternative at this point is to increase the use of ethanol. As a result, we believe ethanol usage will grow through 2012 as refiners continue the search for octane to extend the gasoline pool and provide for increasing demand for gasoline in the U.S. market.

Because of concerns over MTBE, state and federal policies promoting cleaner air and state and federal production incentives and tax programs, the ethanol industry has grown substantially in recent years.  Based on data compiled by the Renewable Fuels Association, fuel ethanol production reached 3.9 billion gallons in calendar 2005, an increase of 500 million gallons, or approximately 15 percent, above production in calendar 2004.  Importantly, however, according the Renewable Fuels Association, as of June 2006 there were approximately 4.8 billion gallons of capacity compared to 4.3 billion at the end of 2005 and approximately 2.2 billion gallons of capacity under construction.

According to information published by the Renewable Fuels Association, as of June 2006, there were approximately 101 ethanol production facilities in the United States and approximately 34 more then under construction. The majority of these facilities are located in the Midwestern corn producing states. The fuel-grade alcohol market is dominated by Archer-Daniels-Midland Company, with our Company being among the smaller of a few other larger second-tier ethanol producers.  We compete with other producers of fuel-grade alcohol on the basis of price and delivery service.  We believe the proximity of our plants to our markets gives us an advantage over many of our competitors.

Although we believe the future for ethanol remains promising, there can be no assurance that the use of renewable fuels will increase as significantly as contemplated by the Energy Act or that ethanol prices will improve as a result of this new law.   Industry capacity may already exceed the level of renewable fuels mandated through 2007 in the Energy Act, and the Act encourages further expansion of the industry. If that expansion occurs at a more rapid pace than the schedule for implementing the renewable fuels standard, ethanol prices could be affected.

Distillery By-Products

The bulk of fiscal 2006 sales of alcohol by-products consisted of distillers feeds.  Distillers feeds are the residue of corn, milo and wheat from alcohol processing operations. The residue is dried and sold primarily to processors of animal feeds as a high protein additive. We compete with other distillers of alcohol as well as a number of other producers of animal food additives in the sale of distillers feeds.

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

PATENTS

We are involved in a number of patent-related activities. For at least the past six years, we have regularly been filing patent applications to protect a range of inventions made in our expanding research and development efforts, including inventions relating to applications for our products. Our most significant patents or patent licenses are described below.

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

We are exclusively licensed by the University of Minnesota under United States Patent 5,321,064, which relates to biodegradable interpolymer compositions made from biodegradable natural and synthetic polymers. The license expires on June 14, 2011, as does the licensed patent.

RESEARCH AND DEVELOPMENT

During the last three fiscal years, we have spent an aggregate of $8.3 million on research and development activities, all in the ingredients segment, as follows:  2006-$2.9 million; 2005-$3.0 million; and 2004-$2.4 million.

SEASONALITY

Our sales subsequent to 2002 have not been seasonal except for variations affecting beverage alcohol. Food-grade alcohol sales tend to peak in the fall as beverage alcohol distributors order stocks for the holiday season.

TRANSPORTATION

Our output is transported to customers by truck, rail and barge transportation equipment, most of which is provided by common carriers. We lease 402 rail cars, which may be dispatched on short notice. We offer customers shipment by barge through our barge loading facilities on the Illinois River.

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

During fiscal 2006, market prices for grain increased. The average price that we paid per bushel for wheat increased 5.6 percent in fiscal 2006 compared to fiscal 2005, while the average price for a bushel of corn that we paid decreased 3.9 percent from the same period.  However, corn prices increased in the second half of fiscal 2006, rising 1.8 percent in the third quarter and 6.3 percent in the fourth quarter of fiscal 2006.

We engage in the purchase of commodity futures to hedge economic risks associated with fluctuating grain and grain products prices. During fiscal 2006, we hedged approximately 46 percent of corn processed, compared to 41 percent in 2005. Of the wheat that we processed in fiscal 2006, 1 percent was hedged compared to none in fiscal 2005.  The contracts are accounted for as hedges and, accordingly, gains and losses are deferred and recognized in cost of sales as part of contract costs when contract positions are settled and related products are sold. For fiscal 2006, raw material costs included a net hedging loss of approximately $1.9 million on contracts settled during the year compared to a net hedging loss of approximately $3.5 million for fiscal 2005. See Item 7A - Quantitative and Qualitative Disclosures About Market Risk.

ENERGY

Because energy comprises a major cost of operations, we seek to assure the availability of fuels for the Pekin and Atchison plants at competitive prices.

We use natural gas to operate boilers that we use to make steam heat. We procure natural gas for the Atchison plant in the open market from various suppliers. We can purchase contracts for the delivery of gas in the future or can purchase future contracts on the exchange. Depending on existing market conditions, we have the ability to transport the gas through a gas pipeline owned by a wholly-owned subsidiary. In Pekin, we can either procure natural gas through Central Illinois Light Company (aka AmerenCILCO) or through other suppliers. We have a multi-year agreement with Central Illinois Light Company that expires on August 31, 2009 under which the utility will transport gas to our Pekin plant on the utility’s pipeline.  In order to control energy costs, we have a risk management program whereby, at pre-determined prices, we will purchase a portion of our natural gas requirements for future delivery.

In 1995, we entered into a long-term arrangement with AmerenCILCO and one of its subsidiaries (collectively “CILCO”) with respect to our Pekin, Illinois plant. Under the arrangement, we have leased a portion of our plant facility to CILCO for a term ending in February 2010. CILCO constructed a new gas fired electric and steam generating facility on ground leased from us and agreed to provide steam heat to the Pekin plant. If we fail to renew the lease for 19 years at the end of the lease term, we must pay CILCO the net book value of the boiler plant and cogeneration facility, which we estimate will be $10.6 million. Under a related steam heat service agreement, we have agreed to purchase our requirements for steam heat from CILCO until at least February 2010. Either party may terminate the service agreement at the end of the initial term or thereafter upon two years notice. Also, if gas prices have risen to a level such that operating a steam facility with alternative fuel would be more attractive and the payback period for a new facility would be five years or less, we may terminate the service agreement prior to the end of the initial term upon two years notice by making a specified payment to CILCO, currently approximately $820,000. We must make adjustable minimum monthly payments over the term of the service agreement, currently $138,000, with declining fixed charges for purchases in excess of minimum usage, and are responsible for fuel costs and certain other expenses. However, CILCO also uses the boilers to run electric generating units that it constructed on the leased site and pays us for a portion of the fuel costs that we incur for the production of steam, based on savings realized by CILCO from electricity generated at the facility.

We also have a contract, which expires in December 2006, to purchase electricity from AmerenCILCO at fixed rates.

EMPLOYEES

As of June 30, 2006, we had 462 employees, 268 of whom are covered by collective bargaining agreements with one labor union. One agreement, which expires on August 31, 2008, covers 153 employees at the Atchison Plant.   Another agreement, which expires on October 31, 2007, covers 88 employees at the Pekin plant.    A collective bargaining agreement with employees at our Kansas City facility covers 27 employees and expires on September 25, 2009. As of June 30, 2005, we had 479 employees.

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

We are subject to extensive environmental regulation at the federal, state and local levels. The regulations include the regulation of water usage, waste water discharge, disposal of hazardous wastes and emissions of volatile organic compounds, nitrogen oxides, sulfur dioxides, particulates and other substances into the air. Under these regulations, we are required to obtain operating permits and to submit periodic reports to regulating agencies. For the Atchison and Kansas City, Kansas plants, the air quality is regulated by both the U.S. Environmental Protection Agency (“USEPA”) and the Division of Environment of the Kansas Department of Health and Environment (the “KDHE”). The KDHE regulates all air emissions. We also were required to obtain a Class I air operating permit from the KDHE and must obtain KDHE approval to make plant alterations that could modify the emission levels. The KDHE also regulates the discharge water quality at the Atchison plant. This includes process water, non-contact water and storm water. We monitor process water and non-contact water discharge on a daily basis and submit monthly reports to the KDHE documenting the test results from these water discharges. The USEPA and KDHE also monitor hazardous waste disposal for the Atchison and Kansas City plants. We also are required to submit annual reports pursuant to the Kansas and Federal Emergency Planning Community Right-to-Know Acts. Local officials, such as the local emergency planning committees in the Atchison and Kansas City communities, also receive copies of these annual reports.

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

During 1997, the IEPA commenced an action against our Illinois subsidiary with respect to alleged noncompliance of the Pekin Plant with certain air quality regulations. In 2002, the USEPA began an enforcement initiative relating to air emissions standards, focusing on all ethanol producers in its Midwestern region.   In connection with the USEPA enforcement initiative relating to our Pekin facility, we entered a consent decree and paid a federal penalty of $172,000.  As a result of these proceedings and a desire to make our operations more efficient, we are making capital expenditures of $11.1 million at the Pekin facility. We could have complied with environmental requirements in Pekin by only installing necessary pollution control equipment to an existing dryer, which we expect would have cost approximately $2 million. However, we have elected instead to install a new, emission-controlled dryer/evaporator system that will both address regulatory requirements and increase plant efficiency.  We remain in discussions with the IEPA regarding the amount of the penalty which it seeks.  See Item 3. Legal Proceedings.

In January 2006 we entered a consent agreement with the KDHE resolving past allegations relating to permits, emissions levels and compliance with pollution regulations.  We agreed to pay a civil penalty and to undertake certain modifications to our Atchison facility over the next two and one-half years, including replacing a dryer, replacing or modifying our boilers and modifying certain emission controls.  We had previously  installed  the emission-controlled dryer in Atchison that we will use to process distillers feed at an estimated cost of $12 million, and will be making additional capital expenditures of $2 to $4 million for new boilers and emission controls.

STRATEGIC RELATIONSHIPS

On July 12, 2004, we entered into a business alliance with Cargill, Incorporated for the production and marketing of a new resistant starch called Fibersym® HA that is derived from high amylose corn. Under this alliance, which has an initial term of five years, Cargill will manufacture Fibersym® HA under United States patent 5,855,946, which has been licensed exclusively to us. The new starch will be marketed by both companies under the Fibersym® brand name with all revenues from such sales recognized by us. We and Cargill will share profits from sales of the new product. In connection with the arrangement for the new corn product, we also granted Cargill a royalty bearing sublicense to use the patented process for the life of the patent in the production of tapioca-based starches for use in food products. We also agreed that if we determined to use the patented process to produce starches derived from other types of corn or to have a third party make product under the patent from other plant sources (other than wheat or potato), we would offer Cargill an opportunity to participate with us. We understand that Cargill has started to market its tapioca-based starch product under the sublicense from us but has had no significant sales to date. As part of the transactions mentioned above, we licensed Cargill to use the technology disclosed and claimed in certain patent applications relating to uses for the patented resistant starch.  We believe that the arrangements with Cargill are subject to termination if the high amylose product should be determined to be commercially unviable, although Cargill might contest our right to terminate the arrangements on this ground.

Although we originally hoped to introduce Fibersym®HA starch into the market at the end of 2004, due to pending litigation, we put the sale and additional production of the product on hold.  The litigation is still pending, but we have resumed limited marketing efforts.    See Item 3. Legal Proceedings – Other matters.

To complement offerings in our Fibersym® resistant starch line, in the fourth quarter of fiscal 2004 we began marketing a new potato-based resistant starch, Fibersym® 80 ST, for use in fiber enhanced and reduced carbohydrate food applications. The ingredient is being produced for us by Penford Corporation, using patented processes described in United States patent 5,855,946 and licensed exclusively to us by KSURF. Under our agreement with Penford, we were required to purchase $6.2 million of product during fiscal 2005. Penford extended our period for taking delivery through August of 2005; although this agreement resulted in an excess of inventories of the potato-based resistant starch, we expect to work through these inventories by the end of the third quarter of fiscal 2007.

ITEM 1A.               RISK FACTORS

Our business is subject to certain risks and uncertainties. The following identifies those which we consider to be most important.

The availability and cost of agricultural products that we use in our business are subject to weather and other factors beyond our control.

In fiscal 2005 and 2006, approximately 44 percent and 42 percent, respectively, of our costs of goods sold were for grain, principally wheat, corn and milo. Historically, the cost of grain is subject to substantial fluctuations depending upon a number of factors which affect commodity prices in general, including crop conditions, weather, government programs and purchases by foreign governments. Such variations in grain prices have had and are expected to have from time to time significant adverse effects on the results of our operations, as prices for fuel grade alcohol and commodity wheat starches and gluten do not usually adjust to rising grain prices. We engage in the purchase of commodity futures to hedge economic risks associated with fluctuating grain prices. Despite these hedging activities, we may not be successful in limiting our exposure to market fluctuations in the cost of grain.

Our profitability is affected by the cost of natural gas.

Natural gas comprised approximately 16.2% percent of our costs of goods sold in fiscal 2005 and 23.9 % of our cost of goods sold in fiscal 2006. We use natural gas extensively in our operations and the price of natural gas fluctuates, based on anticipated changes in supply and demand, weather and the prices of alternative fuels. Historically, prices of natural gas have been higher in the late fall and winter months than during other annual periods.   We are not always able to pass on increases in energy costs to our customers, and margins and profitability have been and could continue to be adversely affected by fluctuations in the price of natural gas.

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

During fiscal 2005 and 2006, our five largest distillery products customers accounted for approximately 33 percent and 35 percent, respectively, of our consolidated revenues, and our five largest ingredients customers accounted for an aggregate of approximately 18 percent and 13 percent, respectively, of our consolidated revenues. If we lost one or more of our major customers, or if one or more of our customers significantly reduced its orders, sales and results of operations could be adversely affected.  In the fourth quarter of 2006, one of our major ingredients customers was sold, and we have received no orders from the customer for product since May.  See Item 3.  Legal Proceedings.

The rapid growth of production capacity in the ethanol industry creates some market uncertainly for the ethanol industry.

Approximately 54 percent of our fiscal 2005 and fiscal 2006 distillery product sales were fuel grade alcohol, or ethanol. The ethanol industry continues to grow and there is significant competition among ethanol producers. At June 30, 2006, existing construction at new and expanding ethanol plants was predicted to increase ethanol production capacity by approximately 2.2 billion gallons per year. This would increase the existing nationwide production capacity by approximately 45% percent. We expect this increase in capacity to continue in the near future. We cannot determine what effect this increase in production will have upon the demand or price of ethanol. At a minimum, this increased capacity creates some uncertainty for the ethanol industry.

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

We are subject to a broad range of federal, state, local and foreign laws and regulations intended to protect public health and the environment. Our operations are also subject to regulation by various federal agencies, including the Alcohol and Tobacco Tax Trade Bureau, the Occupational Safety and Health Administration, the Food and Drug Administration and the Environmental Protection Agency, and by various state and local authorities. Such regulation covers virtually every aspect of our operations, including production facilities, marketing, pricing, labeling, packaging, advertising, water usage, waste water discharge, disposal of hazardous wastes and omissions and other matters. Violations of any of these laws and regulations may result in administrative, civil or criminal penalties being levied against us, permit revocation or modification, performance of environmental investigatory or remedial activities, voluntary or involuntary product recalls, or a cease and desist order against operations that are not in compliance. These laws and regulations may change in the future and we may incur material costs in our efforts to comply with current or future laws and regulations or to affect any product recalls. These matters may have a material adverse effect on our business. See Item 1. Business-Regulation and Item 3, Legal Proceedings where we discuss current environmental proceedings in which governmental agencies are seeking fines from us and requiring significant capital expenditures.

We may require significant cash flow to make capital expenditures and pay our debt.

Over the course of the next few years we may need to make substantial capital expenditures. Although some of these would be discretionary, we expect others will be required to comply with environmental regulations. See – Regulation, Item 3. Legal Proceeding and Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Cash Flow Information – Investing Cash Flows.  We may require additional long term financing to meet certain of these requirements, but have not determined the amount, type or source of such financing. We cannot assure you that we will be able to arrange such financing on favorable terms, if at all.

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

Under our Articles of Incorporation, holders of our Preferred Stock are entitled to elect five of our nine directors and only holders of our Preferred Stock are entitled to vote with respect to a merger, dissolution, lease, exchange or sale of substantially all of the Company’s assets, or on an amendment to the Articles of Incorporation, unless such action would increase or decrease the authorized shares or par value of the Common or Preferred Stock, or change the powers, preferences or special rights of the Common or Preferred Stock so as to affect the holders of Common Stock adversely. Generally, the Common Stock and Preferred Stock vote as separate classes on all other matters requiring stockholder approval. A majority of the outstanding shares of our Preferred Stock is held by the MGP Ingredients Voting Trust, whose trustees are Cloud L. Cray, Jr., Richard B. Cray and Laidacker M. Seaberg.

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We maintain the following principal plants, warehouses and office facilities:

		Plant Area	Tract Area
Location	Purpose	(in sq. ft.)	(in acres)

Atchison, Kansas	Principal executive offices, grain processing, distillery, warehousing, and research and quality control laboratories.	494,640	26

Kansas City, Kansas	Specialty protein and starch further processing and extrusion facility and warehouse.	83,200	27

Pekin, Illinois	Grain processing, distillery, warehousing and quality control laboratories.	462,926	49

Onaga, Kansas	Production of grain-based polymers and wood composites.	23,040	3

Our facilities are generally in good operating condition, are currently in normal operation, and are generally suitable for the business activity conducted therein and have productive capacities sufficient to maintain prior levels of production. The Atchison, Pekin and Onaga facilities are owned. The Kansas City facility is leased from the Unified Government of Wyandotte County, Kansas City, Kansas pursuant to an industrial revenue bond financing.  We also own or lease transportation equipment and facilities and a gas pipeline described under Business – Transportation and Energy. We have entered into loan agreements which contain covenants that limit our ability to pledge our facilities to others.

We are constructing a new office building and technical center in Atchison which we expect will be complete in the third quarter of fiscal 2007.   The technical center is expected to have approximately 19,600 square feet and cost $2.5 million and the new office building is expected to have 18,000 square feet and cost $2.2 million.  The two facilities will be located in adjacent lots encompassing approximately 2 acres in downtown Atchison.

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

We have filed an answer before the Board admitting that compliance tests have shown particulate emissions in excess of the limits set forth in the construction permits, but denying the remainder of the State’s claims. Since the time operational problems were discovered with the dryers’ pollution control equipment, we have been conferring and negotiating with the IEPA on the issues involved in the Complaint. We and the IEPA conducted air modeling to support the construction of new pollution control equipment for the dryers. We have completed stack height extensions sought by the State and have a construction permit for an additional Swiss Combi Dryer.   To our knowledge, the modeling indicates that the stack height extensions together with the work provided for in the construction permit application will bring our particulate emissions into conformance with all IEPA requirements.

We remain in settlement discussions with the State. A draft Settlement Agreement is being circulated.  The Settlement Agreement draft provides for a total payment by MGPI of $500,000, including a contribution to a state special project fund, and requires us to conform to a proposed schedule, to which we have agreed in principle.

The U.S. Environmental Protection Agency (“USEPA”), Region V, is continuing its enforcement initiative focusing on all ethanol producers in its Midwestern region. Along with all other ethanol producers in the region, our subsidiary, MGP Ingredients of Illinois, Inc. (“MGP-Illinois”), was contacted, and we attended a meeting with other ethanol producers where USEPA explained that it believed the ethanol producers had likely violated various provisions of the USEPA air emissions regulations in the past. USEPA explained that rather than initiate enforcement proceedings against individual companies, it would prefer to work with the companies and settle any outstanding issues in a cooperative fashion. After the meeting, we contacted the IEPA and USEPA regarding the USEPA air emissions enforcement initiative, and USEPA issued an information request to MGP Illinois. Based on discussions, it appeared we would need to make certain modifications to our feed dryer emission controls in Pekin (which are the same as the modifications made to resolve the pending IEPA action), upgrade certain scrubbers and add emission controls to our fuel truck loading operations.

For a period, resolution of the USEPA enforcement initiative was linked to resolution of the IEPA particulate enforcement matter. However, the parties decided to enter into a separate Consent Decree for the USEPA enforcement initiative that required us to pay a federal penalty of $172,000 (which we paid in May, 2006), to install pollution controls on certain feed dryers (or replace the existing feed dryers), install pollution controls on certain truck load-out equipment and implement certain USEPA leak detection regulations. We have already installed the pollution controls on the truck load-out and have a program in place to implement the leak detection regulations.  We had the option to comply with environmental requirements in Pekin by only installing necessary pollution control equipment to an existing dryer, which we estimate would have cost approximately $2 million. However, we have elected instead to install a new, emission-controlled Swiss Combi dryer/evaporator system that would both address regulatory requirements and increase plant efficiency, which we estimate will cost approximately $11.1 million upon the project’s expected completion in the fall of 2007. This action will resolve the USEPA initiative but will not resolve the IEPA matter referred to above. However, we believe the ultimate outcome of the IEPA matter will not result in us being required to make capital expenditures materially in excess of the amounts we will be required to make to resolve the USEPA initiative.

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

On November 2, 2005 a hearing commonly known in patent litigation as a “Markman” hearing was held to determine the meaning of the relevant claims in the patents involved in the litigation. Following that hearing, on January 17, 2006 the court entered an interim order adopting a modified version of the plaintiffs’ proposed claim construction, holding that the terms “amylose content” and “apparent amylose content” as used in the patents in question meant amylose content as determined by the Blue Value method specifically described in the patents. We do not believe that this ruling changes the merits of the case in any material respects.   In March, 2006, Plaintiff’s voluntarily withdrew their claims with respect to one of the two patents in suit, U.S. Patent No. 6,409,840.  On April 20, 2006 the Court denied the parties’ motions for summary judgment on various issues.  A trial date has been set for October 30, 2006.

MGP Ingredients, Inc. v. Mars, Incorporated et. al., Civil Action No 06-2318, U.S. District Court, District of Kansas.  On July 31, 2006, the company filed suit against Mars, Incorporated and S&M Nutec LLC in the United States District Court for the District of Kansas.  The complaint alleges that Mars has committed tortious interference with contract.  S&M Nutec is charged with breach of contract.  Both parties are charged with misappropriation of trade secrets and infringement of the company’s ‘152 patent.  The company seeks damages and injunctive relief from both parties.  Mars and S&M NuTec have taken the position that a “new” formula which Mars claims to have developed for use by S&M Nutec in the production of dog chews is not covered by the company’s patent and is not subject to an existing supply agreement between the company and S&M Nutec. The company disputes these claims. The company believes that Mars gained access to confidential information about the company’s work inappropriately and that Mars’ “new” formulation is based on that work.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters have been submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Our Executive Officers are as follows:

Name	Age	Position

Cloud L. Cray, Jr.	83	Chairman of the Board

Laidacker M. Seaberg	60	President, Chief Executive Officer

Timothy W. Newkirk	38	Vice President of Operations and Chief Operating Officer

Sukh Bassi, Ph.D.	65	Vice President, New Products Innovation and Technology, and Chief Science Officer

Brian T. Cahill	52	Vice President, Finance and Administration and Chief Financial Officer

Clodualdo “Ody” Maningat, Ph.D.	51	Vice President, Application Technology and Technical Services

Marta L. Myers	46	Corporate Secretary and Executive Assistant to the President

Steven J. Pickman	53	Vice President, Corporate Relations and Marketing Services

David E. Rindom	51	Vice President, Human Resources

Randy M. Schrick	56	Vice President, Manufacturing and Engineering

William R. Thornton	54	Vice President, Quality Management

Michael J. Trautschold	58	Vice President, Business Development

Mr. Cray, Jr. has served as Chairman of the Board since 1980. He served as Chief Executive Officer from 1980 to September, 1988, and has been an officer of the Company and its affiliates for more than forty years.

Mr. Seaberg joined the Company in 1969 and has served as the President of the Company since 1980 and as Chief Executive Officer since September, 1988. He is the son-in-law of Mr. Cray, Jr.

Mr. Newkirk has served as Vice President of Operations and Chief Operating since April, 2006.  He first joined the Company in 1991, serving initially as a distillery shift manager and later as a process engineer, project engineer and quality control manager at the Atchison, Kansas plant.  He became manager of the Company’s Pekin, Illinois plant in 1997.  From 2000 to 2002, he was Vice President of Operations for the former High Plains Corporation, an ethanol production company located in Wichita, Kansas.  He became Vice President of Global Operations for Abengoa Bioenergy S.L. following that company’s acquisition of High Plains in January, 2002.  He then served as Chief Operating Officer of Abengoa Bioenergy Corporation from August, 2003 until his return to MGP Ingredients as Director of Operations in 2005.

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

Ms. Myers joined the Company in 1996. She has served as Secretary since October 1996 and as Executive Assistant to the President since 1999. Previously, she was executive secretary for Superintendent of Schools for Unified School District 409, Atchison, Kansas.

Mr. Pickman joined the Company in 1985. He has served as Vice President, Corporate Relations and Marketing Services since June 2000.  Previously he was Executive Director of Corporate Relations from 1999 to June 2000 and prior to that Corporate Director of Public and Investor Relations. Between 1985 and 1989 he served as the Director of Public Relations and Marketing Administration for the Company’s former subsidiary, McCormick Distilling Company, Weston, Missouri.

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

Mr. Trautschold joined the Company in September 2000. He has served as Vice President of Business Development since April, 2006.  Prior to that he served as Executive Vice President of Marketing and Sales since 2000. He was Vice President of Product Strategy in the Consumer Direct Division of Schwan’s Sales Enterprises, Inc. from 1999 to September 2000, Vice President of Corporate Marketing Services for ConAgra, Inc. from 1994 to 1999, and President of ConAgra Brands, Inc. from 1997 to 1999.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

TRADING MARKET

Our Common Stock has been traded on the NASDAQ Stock Market (formerly the National Market System) since November 1988. Our trading symbol is MGPI.

HISTORICAL STOCK PRICES

The table below reflects the high and low closing prices of our Common Stock for each quarter of fiscal 2005 and 2006. We paid cash dividends of $.05 per share in November 2000, $.075 per share in each of November 2001, 2002 and 2003 and $.15 per share in November 2004 and 2005. (The dividend information for years prior to 2004 give effect to the 2-for-1 stock split that took effect on June 30, 2004.) Previously, we had not paid cash dividends since the end of 1995. Any future dividends will be paid at the discretion of the Board of Directors, which will consider various factors, including our operating results and cash requirements, in making any decision respecting dividends.

	Sales Price
	High	Low

2005:
First Quarter	$18.32	$9.05
Second Quarter	10.15	6.81
Third Quarter	8.34	7.25
Fourth Quarter	9.00	7.83
2006:
First Quarter	$11.20	$8.08
Second Quarter	12.71	10.25
Third Quarter	18.41	12.02
Fourth Quarter	34.21	15.90

RECORD HOLDERS

At June 30, 2006, there were approximately 818 holders of record of our Common Stock. We believe that the Common Stock is held by approximately 11,040 beneficial owners.

PURCHASES OF EQUITY SECURITIES BY ISSUER

As shown in the following table, we did not repurchase any shares of our stock during the three months ended June 30, 2006.

Maximum
Number (or
			Total Number	Approximate
			of shares	Dollar Value)
			(or Units)	of Shares
			Purchased as Part of	(or Units) that May
	Total Number		Publicly	Yet Be
	Of Shares) or	Average Price	Announced	Purchased
	Units)	Paid per Share	Plans or	Under the Plans
Period	Purchased	(or Unit)	Programs	or Programs
April 1 – April 30, 2006	0
May 1 – May 31, 2006	0
June 1 – June 30, 2006	0			1,613,716	(a)

(a)      On various dates, the Board of directors authorized the purchase of an aggregate of 6,000,000 shares of Common Stock of which 4,386,284 shares had been purchased as of June 30, 2006. This program was first announced on June 5, 1997. During the three months ended June 30, 2006, we did not purchase any shares under the program. The program has no expiration date.

ITEM 6. SELECTED FINANCIAL DATA

Years ended June 30	2006	2005	2004	2003	2002
(in thousands, except per share amounts)

Income Statement Data:
Net sales	$322,477	$275,177	$270,673	$192,372	$214,528
Cost of sales	277,264	249,936	245,766	202,112	193,325
Gross profit	45,213	25,241	24,907	(9,740)	21,203

Selling, general and administrative expenses	(23,811)	(19,318)	(20,339)	(13,617)	(14,689)
Other operating income (expense)	968	707	10,720	17,403	4,865
Income from operations	22,370	6,630	15,288	(5,954)	11,379

Other income, net	137	890	1,450	15,701	226
Interest expense	(1,482)	(1,393)	(1,088)	(1,226)	(1,237)
Income before income taxes	21,025	6,127	15,650	8,521	10,368

Provision for income taxes	7,030	2,123	6,182	3,367	4,109
Net income	13,995	4,004	9,468	5,154	6,259

Basic earnings per common share	0.87	0.25	0.61	0.33	0.39
Cash dividends per common share	0.15	0.15	0.08	0.08	0.08

Weighted average common shares outstanding	16,106	15,975	15,473	15,864	16,172

Balance Sheet Data:
Working capital	$44,469	$40,628	$39,811	$38,527	$48,383
Total assets	204,584	189,500	187,037	173,130	166,218
Long-term debt, less current maturities	12,355	16,785	12,561	15,232	18,433
Stockholders’ equity	134,912	120,527	118,209	105,218	104,678
Book value per share	8.29	7.54	7.43	6.81	6.48

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a fully integrated producer of certain ingredients and distillery products and have two reportable segments, an ingredients segment and a distillery products segment. Products included within the ingredients segment consist of starches, including commodity wheat starch and specialty wheat starch, and proteins, including commodity wheat gluten, specialty wheat proteins, and mill feeds. Distillery products consist of food grade alcohol, including beverage alcohol and industrial alcohol, fuel alcohol, commonly known as ethanol, and distiller’s grain and carbon dioxide, which are by-products of our distillery operations.

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

Energy comprises a major cost of operations, and seasonal increases in natural gas and other utility costs can affect our profitability. Energy costs during each of fiscal years 2003, 2004, 2005 and fiscal 2006 were higher than the preceding fiscal year.

Substantially all of our ingredient sales and distillery sales are made directly or through distributors to manufacturers and processors of finished goods. Sales to customers are usually evidenced by short-term agreements that are cancelable within 30 days and under which products are usually ordered, produced, sold and shipped within 60 days. However, depending on market conditions, we sell varying amounts of our fuel alcohol under longer term contracts.  In line with this practice, we have contracted a sizeable portion of our total current alcohol capacity to customers in the fuel alcohol area though the end of calendar 2006.  Consistent with forward market activity, these contracts are at prices which are higher than previous contracts which were in effect during fiscal 2006 up to and through all or part of the third quarter.   We use gasoline futures to hedge fuel alcohol sales made under contracts with price terms based on gasoline futures.

We have benefited from tax and other incentives offered by the United States and various state governments to encourage the production of fuel alcohol. One of these involves a program that was implemented by the U.S. Department of Agriculture in December, 2000 to provide cash incentives for ethanol producers who increase their grain usage over comparable quarters to raise fuel alcohol production.  We received payments of approximately $1.6 million in fiscal 2001, approximately $4.1 million in fiscal 2002, approximately $3.2 million in fiscal 2003, approximately $4.0 million in fiscal 2004, approximately $429,000 in fiscal 2005 and approximately $190,000 in fiscal 2006.  Our eligibility to participate in the program, which ended on June 30, 2006, was determined quarter to quarter.

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

USDA Grant. As discussed in Note 16 to the Notes to Consolidated Financial Statements, we received a grant from the United States Department of Agriculture Commodity Credit Corporation totaling approximately $25.6 million over the two-year period June 1, 2001 to May 31, 2003. The funds were awarded for research, marketing, promotional and capital costs related to value-added wheat gluten and starch products. Of the amount awarded, we allocated approximately $8.1 million to operating costs and $17.5 million to capital expenditures. Management has exercised judgment in applying grant proceeds to operating costs and capital expenditures in accordance with the terms of the grant. Funds applied to current operating costs were considered revenue as those costs were incurred during fiscal years 2002 and 2003. Funds applied to capital expenditures are being recognized in income over the periods during which applicable projects are depreciated. Funds applied to capital expenditures will be recognized in this manner over the next six to seven years.

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

Post Retirement Benefits. We provide certain post retirement health care and life insurance benefits to all active and retired employees. We follow Statement of Financial Accounting Standard Numbers 106 and 132 in determining the liability for post retirement benefits. Currently, the plans cover approximately 577 participants, both active and retired. We fund post retirement benefit plans on a pay-as-you-go basis and there are no assets that have been segregated and restricted to provide for post retirement benefits. We pay claims as they are submitted for both the medical and life insurance plans. We provide varied levels of benefits to participants depending upon the date of retirement and the location in which the employee worked. The medical and life plans are available to employees who have attained the age of 62 and rendered the required number of years of service ranging from five to ten years. All health benefit plans provide company-paid continuation of the active medical plan until age 65. At age 65, we either provide the retiree with Medicare Supplement coverage until death or we pay a lump sum advance premium on behalf of the retiree to the MediGap carrier of the retiree’s choice. The employee retirement date determines which level of benefits is provided.

The plan measurement and valuation date is May 31 of each year. We make various assumptions in valuing the liabilities and benefits under the plan each year. We consider the rates of return on currently available, high-quality fixed income investments, using the annualized Moody’s AA bond index. (Long term rates of return are not considered because the plan has no assets.) In Fiscal 2006, the accumulated post retirement benefit obligation (APBO) was higher than the prior year primarily as a result of higher claims experience partially offset by an increase in the discount rate (5.25 percent to 6.27 percent.) Assumptions regarding employee and retiree life expectancy are based upon the 1983 Group Mortality Table. We also consider the effects of expected long term trends in health care costs, which are based upon actual claims experience and other environmental and market factors impacting the cost of health care in the short and long term.

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

DEVELOPMENTS IN THE INGREDIENTS SEGMENT

Since October, 2001, we have expended $39.1 million to strengthen our production and sales capabilities for certain of our specialty wheat proteins and starches. The first project, completed in early fiscal 2003, involved installation of additional processing and drying equipment at our Atchison facility for the production of ingredients for bakery, pasta and noodle, and related food markets, both domestic and foreign. The cost of this project was offset by funds provided through the U.S. Department of Agriculture Commodity Credit Corporation program referred to above. During fiscal 2003, we started an expansion at our Kansas City facility to better accommodate current and long-term growth initiatives for our MGPI ChewtexTM line of wheat protein- and starch-based resins for pet industry product applications and, in another section of the facility, our Wheatex® line of textured wheat proteins for use in meat analog and meat extension applications as well as in certain grain-based food applications. In March 2004, we completed two separate expansion projects at our facility in Kansas City, Kansas. The combined cost of these projects amounted to approximately $5.5 million, a portion of which was offset by funds from the Commodity Credit Corporation program referred to above. In fiscal 2004, we spent $5.6 million to increase specialty wheat starch production capabilities at our Pekin and Atchison plants. This involved the installation of additional starch processing equipment at both plants. We completed an additional expansion project to increase Wheatex® production capacity at the Kansas City plant in September, 2004 at a cost of approximately $4.5 million. Projects to expand production and packaging capabilities primarily for pet products was completed at the Kansas City facility in April, 2005 at a cost of approximately $5.5 million. Certain of the projects described above were undertaken to increase our ability to produce specialty wheat proteins and starches in response to the spike in demand for low-carb products that occurred in the second half of fiscal 2004.  This spike has since subsided, and although we have seen recent improvements in sales of our Wheatex® and Fibersym® products, we have capacity to grow our specialty ingredients business if the markets for such products improve further.

In the first quarter of fiscal 2005, we entered into a business alliance with Cargill, Incorporated for the production and marketing of a new resistant starch called Fibersym® HA that is derived from high amylose corn.  Shortly thereafter, we put the sale and additional production of that product on hold because of pending litigation filed in November of that year (see Item 3.  Legal Proceedings).  The litigation is still pending, but we have resumed limited marketing efforts.

On September 30, 2005 we acquired a facility in Onaga, Kansas at a cost of $750,000 to utilize for the production of our plant-based biopolymers for use in the manufacture of degradable and non-degradable plastic-like products as well as for the production of wood composites for use in the manufacture of such products as board and decking materials. Prior to the acquisition, we had operated the facility through a lease/purchase agreement since the fourth quarter of fiscal 2005.   Since the acquisition, we have completed upgrades at the facility at a cost of approximately $1.9 million.  These upgrades principally involved the installation of new equipment for the production of our biopolymers, which are marketed under the name MGPI Terratek™.

We are in the process of evaluating how to best structure our specialty ingredients for personal care product uses in the total framework of our strategic objectives.  We have recently decided to discontinue development of new personal care ingredients and instead concentrate on supplying current customers from our existing line of personal care ingredients.  In line with this decision, we have realigned sales functions and redefined research and development responsibilities and are considering the sale of this business.

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

The distillery rebuilding process was completed late in the second quarter of fiscal 2004, with the actual start-up of the new equipment occurring in December, 2003. Insurance proceeds were sufficient to substantially offset rebuilding costs. The gain resulting from insurance proceeds in excess of the net recorded costs of assets destroyed in the accident amounted to approximately $900,000 (pre-tax) in fiscal 2004 and approximately $15.4 million (pre-tax) in fiscal 2003. These amounts were included as other non-operating income in each of the two respective fiscal years.

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

On March 16, 2006, our Board of Directors approved plans for an $11.1 million capital project that is expected to improved production efficiencies and fulfill air emission control requirements at our Pekin, Illinois distillery.  The project involves the purchase and installation of a new dryer system for the manufacture of distillers feed, the principal by-product of the alcohol production process.  The new dryer system is expected to result in cost savings related to energy usage and maintenance needs.  It also will permit us to meet Environmental Protection Agency requirements in a consent decree filed during fiscal 2006.  We chose the dryer over less costly alternatives because of the improved plant efficiencies it is expected to provide.  Work on the dryer project is expected to be completed by the fall of 2007.

The  installation of new equipment for processing distillers feed at the Atchison distillery and the installation of new distillation equipment at the Pekin plant were completed just prior to the first quarter of fiscal 2006.  Approved by our Board of Directors on March 4, 2004, these projects were completed at costs of approximately $12 million and $4 million, respectively, and both are expected to strengthen our ability to realize additional improvements in alcohol production efficiencies, especially in regard to energy usage. The new equipment at the Atchison distillery also includes new, state-of-the-art emission control technology that will enable us to comply with government environmental standards.

On August 5, 2005, President Bush signed the Energy Policy Act of 2005, a comprehensive energy bill that includes a provision for establishing a renewable fuels standard. See Business - Distillery Products-Fuel Grade Alcohol.

SEGMENT RESULTS

The following is a summary of revenues and pre-tax profits/(loss) allocated to each reportable operating segment for the three fiscal years ended June 30, 2006. (See Note 12 in our Notes to Consolidated Financial Statements in Item 8 for additional information regarding our operating segments.)

(dollars in thousands)	2006	2005	2004

Ingredients

Net Sales	$85,506	$92,495	$102,711

Pre-Tax Income (Loss)	(11,764)	(778)	17,268

Distillery Products

Net Sales	$236,971	$182,682	$167,962

Pre-Tax Income	36,954	8,524	257

FISCAL 2006 COMPARED TO FISCAL 2005

GENERAL

Total earnings in fiscal 2006 increased compared to fiscal 2005 as the result of increased profitability in our distillery products segment, which more than offset a loss in our ingredients segment.  The increase in distillery profits occurred notwithstanding higher energy costs resulting from significant hikes in natural gas prices, principally during the second and third quarters of the year, which also partially impacted our earnings performance in the ingredients segment.  Profitability in the ingredients segment was further affected by reduced unit sales of certain of our higher valued specialty ingredients along with higher raw material prices for wheat compared to the prior year.

The improvement in total sales revenue compared to the prior year resulted from increased sales in the distillery products segment of our business.  Distillery products sales rose by approximately $54.3 million, or nearly 30 percent, above distillery products sales in fiscal 2005.  Sales of ingredients, on the other hand, decreased by approximately $7.0 million, or approximately 8 percent, compared to fiscal 2005.

The increase in distillery products sales resulted from higher unit sales and improved selling prices for food grade alcohol for beverage and industrial applications combined with improved prices for fuel grade alcohol.  Sales of distillers feed, the principal by-product of our alcohol production process, increased slightly compared to the prior year due to higher unit sales, which offset lower selling prices.  A significant percentage of our fuel grade alcohol sales are made pursuant to contracts of from six to nine months duration.  In line with this practice, at April 1, 2006 we had contracted a sizeable portion of our total current alcohol capacity to customers in the fuel alcohol area through the end of calendar 2006.  Consistent with forward market activity, these contracts are at prices higher than previous contracts which were in effect through all or part of the third quarter of fiscal 2006.

The decrease in ingredients sales resulted primarily from lower sales of specialty ingredients for non-food applications.  Sales of specialty food ingredients and commodity ingredients, meanwhile, increased compared to the prior year mainly as the result of increased unit sales.

The decline in sales of specialty ingredients for non-food applications resulted primarily from decreased sales of our MGPI Chewtex™ line of protein- and starch-based resins, which are produced for use in the manufacture of pet chews and related treats. Sales of ingredients for use in personal care products increased modestly compared to the prior year.  The increase in sales of specialty ingredients for food applications was principally due to higher unit sales of our Fibersym® line of resistant starches for incorporation in fiber-enriched, reduced carbohydrate and lower calorie foods together with higher unit sales of certain of our  Pregel™ instant starches that are used in a variety of processed and bakery food applications and our Wheatex® line of textured proteins for use in the production of vegetarian products and meat extension applications.   These increases were partially offset by lower unit sales of our Arise® line of specialty wheat protein isolates.  Increased sales of commodity ingredients principally resulted from higher sales of commodity wheat gluten and, to a significantly lesser extent, increased sales of commodity wheat starch.  Unit sales of commodity gluten increased while gluten prices were essentially the same as the prior year.  The increase in commodity starch sales was due to higher average prices, which offset a decline in unit sales.

INGREDIENTS

Total ingredient sales in fiscal 2006 decreased by approximately $7.0 million, or approximately 8 percent, compared to the prior year. This principally was due to a nearly $10.2 million, or nearly 30 percent, decline in sales of specialty ingredients for non-food applications.  This decrease was partially offset by a $2.2 million, or 5 percent, increase in sales of specialty ingredients for food applications and a $100,000, or 0.7 percent, rise in sales of commodity ingredients attributable to commodity gluten.  Sales of mill feed and other mill products increased by nearly $800,000, or 79 percent.  The decrease in sales of specialty ingredients for non-food applications principally occurred in sales of our Chewtex® protein- and starch-based resins for use in pet industry products. The increase in sales of specialty ingredients for food applications compared to the prior year mainly occurred as a result of increased sales of our Fibersym® resistant starches, PregelTM instant starches and Wheatex® textured wheat proteins. A slight increase in sales of commodity ingredients was primarily due to a $93,000, or 1 percent, increase in commodity gluten sales. Commodity starch sales were essentially even with the prior year’s level.  The increase in sales of mill feeds, which is a by-product in the manufacture of flour, and other mill products resulted from the processing of more flour for use in producing starches and proteins

DISTILLERY PRODUCTS

Total sales of our distillery products in fiscal 2006 rose by approximately $54.3 million, or nearly 30 percent, compared to fiscal 2005. This improvement was due to a $24.2 million, or 43 percent, increase in sales of food grade alcohol and a $29.6 million, or 30 percent, increase in sales of fuel grade alcohol.  In the food grade area, sales of alcohol for industrial applications rose by $20.5 million, or 54 percent, and sales of food grade alcohol for beverage applications rose by approximately $3.6 million, or almost 21 percent, in each case due to a combination of higher prices and increased unit sales.  The increased sales of fuel grade alcohol resulted from higher average selling prices.   Distillers feed sales increased by $547,000, or 2 percent, as a result of higher unit sales.

The Company recorded income of approximately $190,000, $429,000 and $4.0 million in the years ended June 30, 2006, 2005 and 2004, respectively under a program that was implemented by the U.S. Department of Agriculture in December, 2000 to provide cash incentives for ethanol producers who increase their grain usage over comparable quarters to raise fuel alcohol production.  The program has expired and the Company will receive no additional payments under this program.

SALES

Net sales in fiscal 2006 increased by $47.3 million, or 17.2 percent, above net sales in fiscal 2005.  This improvement was due to increased distillery products sales.   Ingredients sales decreased compared to the prior year.  The increase in distillery products sales largely resulted from higher unit sales and prices for food grade alcohol for industrial and beverage applications and increased prices for fuel grade alcohol, which offset a small decline in fuel alcohol unit sales.  The decrease in ingredients sales principally resulted from reduced unit sales of specialty ingredients for non-food applications.  This decrease more than offset increased unit sales of specialty ingredients for food applications together with increased unit sales of commodity wheat gluten and higher prices for commodity wheat starch.  The higher prices for commodity starch offset lower unit sales of this product.  While our ingredients strategy deemphasizes gluten sales because of such poor market conditions, gluten remains a co-product from the processing of flour for starch.  Because increases in sales of our specialty proteins did not grow proportionately with increases in our specialty starch sales, we produced and sold higher amounts of commodity gluten in fiscal 2006 compared to fiscal 2005.

COST OF SALES

The cost of sales in fiscal 2006 rose by approximately $27.0 million, or nearly 10.8 percent, over cost of sales in fiscal 2005. This increase was mainly due to a 38.9 percent rise in energy costs and, to a significantly lesser extent, higher raw material costs for grain and higher costs of supplies used in our manufacturing processes. The increase was partially offset by reduced depreciation expense resulting from a lower depreciable asset base due to certain assets being fully depreciated at our Pekin, Illinois facility. The increased energy costs primarily resulted from higher natural gas prices, and to a significantly lesser extent, greater consumption related to increased production.  For fiscal year 2006, natural gas prices increased approximately 42 percent compared to the prior fiscal year.  The higher costs of manufacturing-related grain and supplies were primarily due to increased production. Wheat prices were approximately 5.6 percent higher than those experienced in fiscal 2005 while corn prices averaged nearly 3.9 percent lower compared to the prior year.

In connection with the purchase of raw materials, principally corn and wheat, for anticipated operating requirements, we enter into commodity contracts to hedge the risk of future grain price increases. During fiscal 2006, we hedged approximately 46 percent of corn processed compared with approximately 41 percent of corn hedged in fiscal 2005. Of the wheat that we processed in fiscal 2006, approximately 1 percent was hedged.  No wheat was hedged in fiscal 2005.

Raw material costs in fiscal 2006 included a net hedging loss of approximately $1.9 million compared to a net hedging loss of $3.5 million in fiscal 2005.  During fiscal 2006, we experienced a loss of $24,000 on ethanol futures.   No gasoline or ethanol futures were used to hedge fuel alcohol sales during fiscal 2005.

These hedge transactions are highly effective.  Accordingly, all related losses were entirely offset by reduced raw materials costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses in fiscal 2006 rose by approximately $4.5 million, or nearly 23 percent, compared to selling, general and administrative expenses in fiscal 2005.  This increase was mainly due to increased costs associated with incentives along with expenses related to the Company’s stock incentive plans, computer technology costs, including costs largely related to the development and implementation of our Enterprise Resource Planning System, outside labor and consulting fees, and miscellaneous.  These increases were partially offset by a reduction in fees associated with professional services and lower research and development costs

OTHER INCOME

The decrease of approximately $753,000 in other income in fiscal 2006 compared to fiscal 2005 was principally attributable to changes in interest capitalized, as well as the effect of certain other non-recurring, non-operating revenue items.  It is the Company’s practice to credit other income for interest incurred that is capitalized.

INTEREST EXPENSE

Interest expense in fiscal 2006 increased compared to fiscal 2005 primarily due to the payment of a make whole premium in connection with the refinancing of our notes to the Principal Mutual Life Insurance Company and increases in borrowing rates.

TAXES AND INFLATION

For the year ended June 30, 2006, our income tax provision was $7,030,000 for an effective rate of 33.4% compared to a provision of $2,123,000 for the year ended June 30, 2005 at an effective rate of 34.6%.  This decrease in the effective rate was primarily the result of an $850,000 state income tax credit related to certain capital investments we made during the fiscal year ended 2006 as well as tax benefits related to federal domestic producer tax incentives.

As of June 30, 2006, we had approximately $2.4 million in unused Kansas State Income Tax Credits (“tax credits”) related to capital investments we have made at our Atchison, Kansas facility.  These tax credits are available for use through June 30, 2015 and are contingent upon meeting certain criteria related to job training as well as wages paid relative to industry standards.  Additionally, application of these tax credits is contingent upon having sufficient taxable income in the state of Kansas.  It is our policy is to take advantage of tax benefits whenever they are available.  We recognize these tax credits within our tax provision as these criteria are substantially satisfied.

NET INCOME

As the result of the foregoing factors, we experienced net income of $13,995,000 in fiscal 2006 compared to net income of $4,004,000 in fiscal 2005.

FISCAL 2005 COMPARED TO FISCAL 2004

GENERAL

While sales in the distillery segment were 8.8 percent higher in fiscal 2005 compared to the fiscal 2004, sales in the ingredients segment declined 10 percent due principally to lower sales of specialty ingredients for food applications, which primarily consist of specialty wheat proteins and wheat starches, and, to a lesser extent, a decrease in sales of commodity ingredients. Total sales for fiscal 2005 improved 1.7 percent over the prior year.

The increase in distillery products sales resulted primarily from strengthened prices and higher unit sales for food grade alcohol. Sales of fuel alcohol were slightly lower than the prior year, as explained below under Distillery Products.  Sales of distillers feed decreased compared to the prior year due to lower prices, which more than offset increased unit sales. Just prior to the start of the fiscal 2004 third quarter, reconstruction of the distillery at our Atchison, Kansas plant was completed after being severely damaged by the September, 13, 2002 explosion. As a result, alcohol production in the third quarter of fiscal 2004 returned to the higher levels experienced prior to September 2002. During that quarter, a substantial share of the rebuilt distillery’s capacity was committed to the production of fuel grade alcohol. Since then, as planned, a more significant portion of the distillery’s capacity has been shifted to the production of food grade alcohol.

The decrease in sales of specialty ingredients for food applications in fiscal 2005 resulted mainly from a substantial decline in demand for ingredients for use in low-carbohydrate foods. This decline principally affected our Arise® line of specialty wheat protein isolates (sales of which also were affected by increased competition) and, to a lesser extent, certain of our Wheatex® textured wheat proteins.   Sales of our specialty starches decreased compared to the prior year due largely to lower unit sales of our Fibersym® line of resistant starches for incorporation in low-carbohydrate products.  At year end, our levels of sales for our Arise®, Fibersym® and Wheatex® lines were substantially below what we experienced at the end of fiscal 2004.  In the area of non-food applications, fiscal 2005 sales of the MGPI Chewtex® line of protein- and starch-based resins, which is produced for use in the manufacture of pet chews and related treats, improved substantially compared to the prior year. Sales of ingredients for use in personal care products improved modestly. The decrease in sales of commodity ingredients resulted from a decline in sales of mill feeds and commodity starch. Although sales of commodity gluten increased due to higher unit sales resulting from higher quantities on hand compared to the prior year, the increase in gluten sales affected our profitability, as market prices for gluten have been below our cost of production. Although we have deemphasized gluten sales because of such poor market conditions, gluten remains a co-product from the processing of flour. Because our sales of specialty proteins did not keep pace proportionately with our starch sales, we had more gluten available for sale during fiscal 2005 than in fiscal 2004 because less gluten was processed into specialty proteins.

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

INGREDIENTS

Total ingredient sales in fiscal 2005 decreased by approximately $10.2 million, or 10 percent, compared to the prior year. This was due to a $17.0 million, or approximately 27.9 percent, decline in sales of specialty ingredients for food applications, a $2.7 million, or 71.8 percent decrease in sales of mill feed and other mill products, and a decrease of approximately $285,000 in sales of commodity products. These decreases were partially offset by a $9.7 million, or 40 percent increase, in specialty ingredients for non-food applications. The decrease in specialty ingredients for food applications principally occurred in sales of our specialty proteins and starches for use in low-carbohydrate food applications. The improvement in sales of non-food applications was almost entirely attributable to improved sales of our protein- and starch-based resins for use in pet industry products. The decline in sales of commodity ingredients resulted from lower sales of commodity wheat starch, which were partially offset by increased sales of vital wheat gluten. The reduction in sales of mill feeds (which is a by-product in the manufacture of flour) and other mill products resulted from the production in fiscal 2005 of less flour for use in specialty proteins and specialty products and from no sales in fiscal 2005 of flour to external customers as opposed to $600,000 of such sales in 2004. The reduction in sales of commodity starches resulted from our decision to place increased emphasis on the production and marketing of specialty starches.

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

TAXES AND INFLATION

The consolidated effective income tax rate of the provision for income taxes for fiscal 2005 was 34.6 percent, compared with 39.5% for 2004.  The primary reason for the difference was that the company benefited from $401,000 in state income tax credits related to capital improvements.

NET INCOME

As the result of the foregoing factors, we experienced net income of $4,004,000 in fiscal 2005 compared to net income of $9,468,000 in fiscal 2004.

QUARTERLY FINANCIAL INFORMATION

Our sales have not been seasonal during fiscal years 2006 and 2005 except for variations affecting beverage alcohol sales. Beverage alcohol sales tend to peak in the fall as distributors order stocks for the holiday season. The table below shows quarterly information for each of the years ended June 30, 2006 and 2005.

Quarter Ending,	Sept. 30	Dec. 31	March 31	June 30	Total
(dollars in thousands, except per share amounts)

Fiscal 2006
Sales:	$77,046	$75,671	$79,422	$90,338	$322,477
Gross profit	12,184	5,740	8,074	19,215	45,213
Net income	3,731	818	2,083	7,363	13,995
Earnings per share (i)	0.23	0.05	0.13	0.45	0.87

Fiscal 2005
Sales:	$68,878	$61,164	$71,186	$73,949	$275,177
Gross profit	5,074	6,772	6,916	6,479	25,241
Net income	291	1,354	1,627	732	4,004
Earnings per share	0.02	0.08	0.10	0.05	0.25

(i)             The accumulation of basic earnings per common share for the four quarters ended June 30, 2006 does not total the annual amount of $0.87 for the year ended June 30, 2006 due to rounding.

LIQUIDITY AND CAPITAL RESOURCES

The following table is presented as a measure of our liquidity and financial condition: (Dollars in thousands)

As of June 30,	2006	2005
Cash and cash equivalents	$14,495	$10,384
Working capital	44,469	40,628
Amounts available under lines of credit	20,000	20,000
Notes payable and long-term debt	16,151	21,490
Stockholders’ equity	134,912	120,527

CASH FLOW INFORMATION

Summary cash flow information follows for the years ended June 30, 2006, 2005 and 2004, respectively: (Dollars in thousands)

	2006	2005	2004
Cash flows provided by (used for)
Operating activities	$27,226	$21,818	$10,970
Investing activities	(18,420)	(21,941)	(20,768)
Financing activities	(4,695)	4,019	(1,253)
Increase (decrease) in cash and cash equivalents	4,111	3,896	(11,051)
Cash and cash equivalents at beginning of year	10,384	6,488	17,539
Cash and cash equivalents at end of year	$14,495	$10,384	$6,488

During the year ended June 30, 2006, our consolidated cash increased $4,111,000 from June 30, 2005.  This increase was a result of improved operating cash flows and reduced capital expenditures, partially offset by financing activities related to debt reduction.  During the year ended June 30, 2005, consolidated cash increased $3,896,000, primarily as a result of financing activities.  The principal sources of cash are operating cash flow, proceeds from stock plans and the issuance of long-term debt.  Principal uses of cash are capital expenditures, payment of debt and the payment of dividends.

Operating Cash Flows.  Summary operating cash flow information for the years ended June 30, 2006, 2005 and 2004, respectively is as follows: (Dollars in thousands):

	2006	2005	2004
Net income	$13,995	$4,004	$9,468
Depreciation	12,655	16,008	15,197
Loss (gain) on sale of assets	(22)	(808)	4
Deferred income taxes	(1,461)	579	683
Gain on insurance recovery	—	—	(896)
Changes in:
Segregated cash and investments	(2,291)	—	—
Accounts receivable	(4,100)	7,571	(13,777)
Inventories	531	1,546	(6,020)
Accounts payable and accrued expenses	3,131	(817)	4,894
Deferred revenue	(1,574)	(1,650)	(1,725)
Income taxes payable/receivable	6,832	(5,046)	2,100
Other	(470)	431	1,042
Net cash provided by operating activities	$27,226	$21,818	$10,970

Cash flow from operations for fiscal 2006 increased $5,408,000 to $27,226,000 from $21,818,000 for fiscal 2005.  This improvement in operating cash flow was primarily attributable to the increase in net income of $9,991,000.  Additionally, increases in income taxes payable as well as accounts payable and accrued expenses also increased our operating cash flow.  These factors, which served to increase operating cash flow, were partially offset by increases in accounts receivable and decreases in deferred income taxes.  For fiscal 2006, accounts receivable and accounts payable increased as a result of higher sales with higher production costs incurred related to the higher sales.

Cash flow from operations for fiscal 2005 increased $10,848,000 to $21,818,000 from $10,970,000 in fiscal 2004.  This increase resulted from a combination of factors, the most significant of which was a reduction in accounts receivable of $7.5 million in fiscal 2005 versus an increase of $13.7 million during fiscal 2004. The reduction in accounts receivable was due to reduced sales during the fourth quarter of fiscal 2005 compared to the fourth quarter of fiscal 2004 and to improved collections in fiscal 2005.  Inventories decreased by approximately $1.5 million in fiscal 2005 versus an increase of $6.0 million in fiscal 2004. Accounts payable and accrued expenses decreased by approximately $1.0 million in the year ended fiscal 2005 versus an increase of $4.9 million in fiscal 2004.

Under our arrangement with Cargill for the production and marketing of high amylose corn-based resistant starch, we are obligated to pay Cargill on a monthly basis for its cost of manufacturing product to be delivered to us. We also will pay Cargill 50 percent of our net profits from sales of the product. Because we will be obligated to pay Cargill for its costs of manufacture, our cash flow may be affected to the extent sales revenues lag production billings. See Item 3. Legal Proceedings.

Investing Cash Flows.  Net investing cash outflow was $18,420,000 for fiscal 2006 compared to $21,941,000 for fiscal 2005.  During fiscal 2006, we made $18,517,000 in capital expenditures, including expenditures relating to the acquisition of feed dryers at both our Atchison plant and Pekin plant; injection molding and packaging equipment at the Kansas City facility; equipment to improve the efficiency of our alcohol production facilities at Pekin as well as construction costs related to our new corporate headquarters and tech center in Atchison.  We have budgeted, and our Board of Directors has approved, $14.3 million in capital expenditures for fiscal 2007, of which all are expenditures relating to improvements and replacements of existing equipment. As of June 30, 2006 we had contracts to acquire capital assets of approximately $11.9 million.

The amounts approved do not include additional expenditures that we may make in connection with environmental proceedings to which the Company is a party. We estimate such amounts may range from approximately $2.0 million to $4.0 million in our Atchison, Kansas location.   See Item 1. Business – Regulation and Item 3. Legal Proceedings. The Company anticipates that it may require additional external financing for some of the capital expenditures, but has not determined the amount, type or source of such financing.

Financing Cash Flows.  For fiscal 2006, we experienced a net cash outflow of $4,695,000 related to financing activities compared to $4,019,000 provided by financing cash flows in fiscal 2005.  In fiscal 2006, we borrowed $7,000,000 from General Electric Capital Corporation (“GECC”) and used those proceeds to pay the unsecured notes payable to The Principal Mutual Life Insurance Company of $6,816,000.  Additionally, we used cash flows from operations to make principal payments on debt of $5,500,000.  As a result, net cash flows related to debt transactions in fiscal 2006 were ($5,339,000).  In fiscal 2005, we borrowed $9,990,000 and made principal payments on debt of $4,262,000.  As a result, net cash flows related to debt transaction in fiscal 2005 were $5,728,000. These factors, which led to a decrease in cash flows from financing activities in 2006, were partially offset by increased proceeds from stock plans related to the exercise of outstanding stock options of $3,126,000.

We did not purchase any shares of our common stock during the year. As of June 30, 2006, the Board has authorized the purchase of approximately 1,626,000 additional shares of our common stock.

Contractual Obligations. Our contractual obligations at June 30, 2006 are as follows (in thousands):

Payments due by June 30th:	2007	2008	2009	2010	2011	Thereafter	Total

Long-term Debt (1)	$2,581	$2,736	$2,894	$3,060	$2,136	$445	$13,852
Capital Leases (2)	1,208	936	154	—	—	—	2,298
Operating Leases	2,088	1,534	993	448	—	—	5,063
Energy Contract (3)	1,560	1,560	1,560	780	—	—	5,460
Post Retirement Benefits	479	491	510	533	576	3,398	5,987
Open Purchase Commitments(4)	7,433	—	—	—	—	—	7,433

Total	$15,349	$7,257	$6,111	$4,821	$2,712	$3,843	$40,093

(1)          Long-term debt includes a $7.7 million secured promissory note dated September 24, 2004 payable in monthly installments of $139,777, with the final payment due in October, 2011.  The note bears interest at 5.26% per annum.  Long term debt also includes a $6.2 million secured promissory note dated September 29, 2005 payable in monthly installments of $135,071, with the final payment due in September 2010. The note bears interest at 5.92 percent per annum. We may prepay each note at any time, subject to payment of a prepayment penalty of 3 percent of the original principal, declining to 0 percent if prepayment occurs after the third anniversary of the note being repaid.  These notes are secured by all of our equipment at our KCIT facility in Kansas City, Kansas. We have agreed to indemnify the secured parties against any claim arising in connection with the collateral.

(2)          Amounts shown under capital lease arise principally under an industrial revenue bond lease relating to our Kansas City, Kansas facility. The lease was modified in July 2003 in connection with which certain tax-related covenants were eliminated. Monthly principal payments are $77,381 through September 2008. Interest is also payable monthly at a rate of 5.26 percent per annum. Upon optional prepayment or acceleration upon default the amount due from us would also include a premium of 1 percent on the outstanding principal component of the remaining lease payments. We have also entered into a capital lease to fund the acquisition and installation of our new enterprise resources system (ERP). This lease provided for 36 monthly payments of $23,613 including interest at 2.9 percent through fiscal 2007.

(3)          Amounts shown under “Energy Contract” arise under a long-term arrangement with AmerenCILCO and a subsidiary (collectively “CILCO”). We have leased a portion of our Pekin, Illinois plant facility to CILCO for a term ending in February 2010. CILCO constructed a new gas fired electric and steam generating facility on ground leased from us and agreed to provide steam heat to our plant. If we fail to renew the lease for 19 years at the end of the lease term, we must pay CILCO the book value of the boiler plant and cogeneration facility, which we estimate will be $10.6 million. Under a related steam heat service agreement, we have agreed, subject to limited termination procedures, to purchase our requirements for steam heat from CILCO until at least February 2010. Either party may terminate the service agreement at the end of the initial term or thereafter upon two years notice. We must make minimum monthly payments over the term of the service agreement which adjust based on changes in the producer price index, and also are responsible for fuel cost and certain other expenses. Amounts shown in the above table are based on the minimum monthly payment in effect as of June 30, 2006.

(4)          Amounts shown under open purchase commitments consist of commitments to purchase grain to be used in our operations during the first 12 weeks of fiscal 2007.

FINANCIAL COVENANTS

In connection with our loan and capital lease agreements, we are required to comply with certain covenants, a summary of which is as follows:

•                                          We must maintain a current ratio (current assets to current liabilities) of 1.5 to 1.

•                                          We must maintain minimum consolidated tangible net worth (stockholders’ equity less intangible assets) equal to the greater of (i) $86 million or (ii) the sum of $86 million plus 50 percent of consolidated net income since September 30, 2001.

•                                          We must maintain a ratio of debt to tangible net worth of not more than 2.5 to 1.

•                                          We may not permit consolidated funded debt (generally, asset acquisition related debt plus capitalized lease obligations) to exceed 60 percent of total capitalization.

•                                          We must maintain at the end of each fiscal quarter a fixed charge ratio (generally, the ratio of (x) the sum of (a) net income [adjusted to exclude gains or losses from the sale or other disposition of capital assets and other matters] plus (b) provision for taxes plus (c) fixed charges, to (y) fixed charges) for the period of the four consecutive fiscal quarters ended as of the measurement date of 1.5 to 1.

LINES OF CREDIT

Our line of credit for $20 million, available for general corporate purposes, was amended on July 1, 2006 so that it now extends to July 1, 2007. As of June 30, 2006, we had no outstanding borrowings under the line.

OFF BALANCE SHEET OBLIGATIONS

Our obligation to pay CILCO $10.6 million if we do not renew its lease, referred to in note (3) of the Contractual Obligation table above, may be deemed an “off balance sheet” obligation. In addition, as discussed elsewhere herein under Item 1. Business –“Strategic Relationships”, we have entered a business alliance with Cargill, Incorporated for the production and marketing of a new resistant starch derived from high amylose corn. We have sold only an insignificant amount of the product, and therefore the significance of the agreement with Cargill cannot be determined at this time. See Item 3. Legal Proceedings.  If we do not renew the arrangement after its initial five year term or terminate the arrangement before the expiration of 18 months following certain force majeure events affecting Cargill, or if Cargill terminates the arrangement because of a breach by us of our obligations, we will be required to pay a portion (up to 50 percent) of the book value of capital expenditures made by Cargill to enable it to produce the product. This amount will not exceed $2.5 million without our consent. Upon the occurrence of any such event, we also will be required to give Cargill a non-exclusive sublicense to use the patented process for the life of the patent in the production of high amylose corn-based starches for use in food products. The sublicense would be royalty bearing provided we were not also then making the high amylose corn-based starch.

NEW ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2005, we implemented the provisions of Financial Accounting Standards Board Statement No. 123 (Revised 2004), Share-Based Payments, (“SFAS 123R”).  The Statement generally provides that the cost of Share-Based Payments be recognized over the service period based on the fair value of the option or other instruments at the date of grant. The grant date fair value should be estimated using an option-pricing model adjusted for the unique characteristics of the options or other instruments granted.  We must use the Black-Scholes option pricing model for outstanding options. With respect to future grants, we have elected to use the Black –Scholes option pricing model to determine the grant date fair value.  As a result of implementing SFAS 123R, we recognized additional compensation cost of approximately $300,000 in fiscal 2006.

Effective July 1, 2005, we implemented Financial Accounting Standards Board Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This Statement clarifies that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs should be classified as a current-period charge. The Statement also requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. The adoption of SFAS 151 did not have a significant impact on our financial position or our results of operations.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS Statement No. 154 (“SFAS 154”), Accounting Changes and Error Corrections.  SFAS 154 requires that, when a company changes its accounting policies, the change must be applied retrospectively to all prior periods presented instead of a cumulative effect adjustment in the period of the change.  SFAS 154 may also apply when the FASB issues new rules requiring changes in accounting.  If the new rule allows cumulative effect treatment, it will take precedence over SFAS 154.  This statement is effective for fiscal years beginning after December 15, 2005.  The adoption of SFAS 154 did not have a significant impact on our financial position or our results of operations.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income taxes (“FIN 48”). FIN 48, which is an interpretation of SFAS No. 109, “Accounting for Income Taxes,” provides guidance on the manner in which tax positions taken or to be taken on tax returns should be reflected in an entity’s financial statements prior to their resolution with taxing authorities. We are required to adopt FIN 48 during the first quarter of fiscal 2008. We are currently evaluating the requirements of FIN 48 and have not yet determined the impact, if any, this interpretation may have on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We make our products primarily from wheat, corn and milo and, as such, are sensitive to changes in commodity prices. We use grain futures and/or options, which we account for as cash flow hedges, as a hedge to protect against fluctuations in the market. Fluctuations in the volume of hedging transactions are dictated by alcohol sales and are based on corn and gasoline prices. We have a risk management committee, comprised of senior management members, that meets weekly to review futures contracts and positions. This group sets objectives and determines when futures positions should be held or terminated. A designated employee makes trades authorized by the risk management committee. The futures contracts that are used are exchange-traded contracts. We trade on the Kansas City and Chicago Boards of Trade and the New York Mercantile Board of Exchange. For inventory and open futures, the table below presents the carrying amount and fair value at June 30, 2006 and 2005. We include the fair values of open contracts in inventories or other accrued liabilities in our balance sheet.

	2006		2005
As of June 30,	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Inventories
Corn	$1,832,000	$1,811,000	$2,264,000	$2,098,000
Milo	$31,000	$35,000	$193,000	$179,000
Wheat	$3,399,000	$3,882,000	$2,114,000	$2,164,000

	Expected Maturity*	Fair Value	Expected Maturity*	Fair Value
Corn Options
Contract Volumes (bushels)	6,250,000		4,000,000
Weighted Average Strike Price/Bushel
Long Calls	$2.46	$1,262,500	$2.35	$427,500
Short Calls	—	—	$2.85	$(107,500)
Short Puts	—	—	$2.10	$(247,500)
Contract Amount	$1,038,750	$1,262,500	$356,680	$72,500

	Expected Maturity*	Fair Value	Expected Maturity*	Fair Value
Corn Futures
Contract Volumes (bushels)	4,600,000		1,500,000
Weighted Average Strike Price/Bushel	$2.5190	$2.5333	$2.295	$2.2225
Contract Amount	$11,587,570	$11,652,975	$3,442,500	$3,333,750

	Expected Maturity*	Fair Value	Expected Maturity	Fair Value
Wheat Futures
Contract Volumes (bushels)	150,000		—
Weighted Average Strike Price/Bushel	$4.1500	$5.0900	$—	$—
Contract Amount	$622,500	$763,500	$—	$—

	Expected Maturity*	Fair Value	Expected Maturity	Fair Value
Natural Gas Futures
Contract Volumes (MCF)	940,000		—
Weighted Average Strike Price/Bushel	$9.4928	$8.1485	$—	$—
Contract Amount	$8,923,000	$7,660,000	$—	$—

*The latest expected maturity date occurs within one year from date indicated.

We also contractually sell a portion of our fuel grade alcohol at prices that fluctuate with gasoline futures. Gasoline futures are used as a hedge to protect against these fluctuations. There were no open contracts as of June 30, 2005 or June 30, 2006.

Our outstanding long-term debt at June 30, 2006 carries fixed interest rates which limit our exposure to increases in market rates. Our line of credit provide for interest at variable rates. There were no borrowings on this line at June 30, 2006.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management has identified two material weaknesses in our internal control over financial reporting, including one which results from the accumulation of several significant deficiencies.  Management has therefore determined that the Company’s internal control over financial reporting as of June 30, 2006 was ineffective.

Purchasing/Materials Management

The significant deficiencies involve controls over the purchase and management of maintenance materials, chemicals and supplies at our Atchison, Kansas and Pekin, Illinois facilities.  In fiscal 2006, the Company spent approximately $21 million on such materials at these two facilities.    Although management believes that no material adjustments or restatements have been required in the past or present involving these significant control deficiencies, it has concluded that such deficiencies, in the aggregate, amount to a material weakness because in combination they indicate that there is more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The significant deficiencies noted are as follows:

1.               Management has identified a programming error in the software application (CMMS) formerly utilized for processing purchasing, receiving and materials maintenance transactions at the Atchison, Kansas facility. (The Company ceased using this application commencing July 1, 2006.)  The error involves the computation of monthly inventory balances for chemicals and packaging materials inventories.   Management cannot determine the length of time that the error has been present.  In addition, the existence of software application errors in one module of the system could be indicative of additional programming errors in other modules of the system that have not been detected by management. However, management has evaluated the impact of the error, and on the basis of information known to it believes that the amount involved is immaterial.

2.               All modules of the aforementioned computerized purchasing and maintenance system were accessible to various employees with access to the system, which includes purchasing, receiving, and maintenance and administrative employees.  Unlimited access to a system of this type could allow an individual to establish fictitious vendors, purchase items for other than business use and cover up errors that occur within the system.

3.               Physical security over maintenance materials, electrical materials and chemicals at the Atchison, Kansas facility is not adequate to ensure that items removed from the facilities are documented in accordance with Company policy.  This could result in unauthorized or undocumented removal of such materials.  As a result, financial statement presentation of such items could be affected, particularly our interim statement in connection with which we do not perform physical inventories at period end.  Although management does perform analyses of account balance variances on a monthly basis that it believes should address the risk of misstatements in the financial statements with respect to such materials, and holds monthly financial meetings addressing such issues, these detective controls do not completely mitigate the risk of unauthorized or undocumented removal of items from stockroom facilities.

4.               Management has determined that the Pekin, Illinois facility does not maintain consistently applied control activities in regards to the issuance of stockroom materials from its main stockroom facility.  Although the stockroom is physically secured through the use of installed card scanners, stockroom requisition forms are not consistently completed by employees when checking items out of the stockroom.  There is also inadequate staffing within the facility to ensure that stockroom issues are entered into the system in a timely manner.

5.               Our personnel have sometimes failed either to understand or follow procedures for performing monthly/annual physical inventories of maintenance materials, electrical materials and chemicals in our Atchison, Kansas and Pekin, Illinois facilities.  An adequate audit trail does not exist that would substantiate any adjustments made to perpetual inventories as a result of performing physical inventories.  Although management believes it has identified all entry errors made in the course of internal control testing, errors from such failures could result in the generation of erroneous internal and external reports.

6.               Our personnel have sometimes failed to use or maintain required requisition forms in the purchase of maintenance, electrical and chemical type items.  These practices could result in unauthorized or undocumented purchases.

Certain of the aforementioned significant deficiencies (Items 2, 3, 5 (to the extent related to annual inventories in Atchison) and 6) were disclosed in our previous fiscal year 10K report dated June 30, 2005.   During Fiscal Year 2006, we were able to implement certain corrective measures, set forth below, which led us to conclude in our December 31, 2005 Report on Form 10-Q that the material weakness reported in our prior year’s 10-K had been reduced to a significant deficiency.

•                  Management has performed monthly analyses of the maintenance and electrical materials and chemicals accounts where significant variances are researched, resolved and documented.  The CFO has performed this review throughout the fiscal year.  In addition, product managers have held monthly financial meetings starting in April of 2006 in order to accomplish this remediation activity.

•                  Each month during the fiscal year the Atchison plant manager has performed a review of all purchase order activity to ensure that the purchases are for legitimate business purposes and are properly authorized.

However, certain remediation activities previously discussed remain unimplemented to varying degrees.

•                                          Management had proposed to document procedures that persons taking inventory should follow and require verification by a person not involved in the inventory activity to ensure that inventory adjustments are properly reflected in reports relating to inventory.  Management was unable to fully implement this remediation activity for Fiscal Year 2006.

•                                          In our fiscal year 2005 10K report, we disclosed that in order to adequately safeguard our maintenance, electrical and packaging materials, we would construct a consolidated stockroom facility at the Atchison, Kansas location.  We are still in the process of evaluating this process, which involves multiple steps including the sale of an existing off-site facility and the acquisition and construction of a new on-site central stockroom facility. If we conclude that the other corrective actions outlined in “Remedies” below satisfactorily address the issues involved with the safeguarding and security of our stockroom inventories in Atchison, we may not take this step at this time.

The delay in implementation of ERP has had a significant impact on our ability to fully remediate other significant deficiencies noted in our Fiscal Year 2005 10K report.  Further, the additional control deficiencies noted in items 1, 4 and 5 (to the extent it involves monthly inventories and our Pekin facility) as a result of this year’s assessment of internal control and the failure to implement the program to document inventory procedures has led us to conclude that our prior interim control activities did not fully mitigate the material weakness previously disclosed.

Remedial Steps

To address the deficiencies noted above, we have taken, or we plan to take, the following steps:

The CMMS System utilized to process purchasing, receiving, materials maintenance and chemicals/packaging transactions at the Atchison facility is no longer in use.  Implementation of a fully integrated ERP system on July 1, 2006 has eliminated the need to operate such systems.

Subsequent to year end, written policies and procedures have been developed to address internal controls over the approval of purchase requisitions.  These policies and procedures are being utilized by all purchasing departments within the company.  ERP functionality incorporating electronic approvals is scheduled to be installed with the next version of the software.

System security established within ERP prevents the initiation, authorization, recording, processing and recording of transactions by employees with incompatible duties.  In addition, the system incorporates 3-way match functionality where the purchase order, invoice and receiving documents are matched prior to generating the payment to the vendor.  Management believes that these system controls will prevent unauthorized and undocumented purchases.

ERP incorporates cycle count functionality that will enable management to monitor variances in maintenance materials and supplies accounts on a more frequent basis.  Written cycle count procedures have been developed that detail cycle count and full physical inventory guidelines.  In addition, these procedures define responsibilities for personnel making adjustments to perpetual records resulting from cycle count and full physical inventories.  Management expects these procedures will be fully implemented by the end of the second quarter, Fiscal Year 2007.

The Company continues to make plans for consolidating its current stockroom facilities at the Atchison, Kansas location.  Management also will develop comprehensive policies and procedures governing employee access to its current facilities and removal of maintenance and electrical items from stockroom facilities.  Employees will be formally trained as part of this endeavor.  Management expects that these procedures will be implemented during the second quarter of Fiscal Year 2007.  If management concludes that these steps will adequately address the safeguarding of assets and security issues experienced at the Atchison, Kansas facility, it may postpone implementing plans for consolidating its facilities.

Period End Accrual Process

We have determined that we do not have sufficient internal controls in place over the period end accrual process.  In preparing our year end financial statements, we did not thoroughly review all balance sheet accounts to determine the adequacy of accruals for utilities expense, rail car leases, income taxes and long term incentives.  In relation to the income tax accrual, the Company had hired an outside independent accounting firm to assist us in determining the amount of the year end tax accrual.  In their review, our auditor’s calculation of the accrual did not agree with the calculation prepared by the outside firm.  Subsequently, we recorded adjustments to the financial statements for accruals of utilities expense, rail car leases, long term incentives and income taxes.  We regard these failures as a material weakness which results from not having sufficient internal controls in place that would prevent or detect such weaknesses during the annual closing process.

Remedial Steps

For our Fiscal Year 2007, we plan to implement strict internal controls involving the mandatory documented reconciliation of all balance sheet accounts for the sufficiency of accrued balances at period end.  These account reconciliations will be performed at least quarterly.  In relation to income tax accruals, the Company acknowledges that corporate income tax advice and preparation is complex.  For several years, we have retained BKD LLP to prepare our federal and state income tax returns.  However, due to the independence requirements set forth in Section 404 of the Sarbanes Oxley Act, BKD is limited in their ability to provide advice and counsel regarding the financial accounting issues for federal and state income taxes.   In Fiscal Year 2007, we will retain another firm to provide all tax preparation and advisory services for the Corporation.

Our independent auditor, BKD LLP, the independent registered public accounting firm that audited the financial statements included in this report on Form 10-K, has issued an audit report on management’s assessment of our internal control over financial reporting.  Their audit report appears below.

Notwithstanding the fact that our management and BKD LLP have concluded that our internal controls over financial reporting were not effective as of June 30, 2006, BKD LLP has issued an unqualified opinion on our financial statement for the fiscal year ended June 30, 2006, which is included in this report.  Also, our Chief Executive Officer and the Chief Financial Officer have certified that, to their knowledge, the financial information included in this 10-K fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders

MGP Ingredients, Inc.

Atchison, Kansas

We have audited the accompanying consolidated balance sheets of MGP Ingredients, Inc. as of June 30, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2006.  These financial statements are the responsibility of the

Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MGP Ingredients, Inc. as of June 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MGP Ingredient’s internal control over financial reporting as of June 30, 2006 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 22, 2006 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BKD, LLP

Kansas City, Missouri
August 22, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders

MGP Ingredients, Inc.

Atchison, Kansas

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that MGP Ingredients, Inc. did not maintain effective internal control over financial reporting as of June 30, 2006, because of the effect of material weaknesses identified in management’s assessment that the Company’s controls and procedures over accounting for (1) non-grain related purchasing/materials management, and (2) certain period end accruals were ineffective, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The following material weaknesses have been identified and included in management’s assessment:  (1)  The Company did not maintain sufficient segregation of duties within the non-grain purchasing function to effectively monitor the procurement process as it relates to purchase requisitions and invoice approvals.  This condition was compounded by the lack of system access controls to the Company’s information technology system with respect to the purchasing and maintenance modules.  In addition, the Company identified issues in the physical security of maintenance and supply materials; (2)  The Company did not maintain sufficient control over identifying and recording certain period end accruals.  Because of these material weaknesses identified, there is more than a remote likelihood that a material misstatement in the Company’s annual or interim financial statements could occur and not be prevented or detected by its internal control over financial reporting.   These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report on those consolidated financial statements dated August 22, 2006.

In our opinion, management’s assessment that MGP Ingredients, Inc. did not maintain effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, MGP Ingredients, Inc. has not maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ BKD, LLP

Kansas City, Missouri
August 22, 2006

MGP INGREDIENTS, INC.

CONSOLIDATED BALANCE SHEETS

at June 30

	2006	2005
	Dollars in thousands, except share and per share amounts
ASSETS
Current Assets
Cash and cash equivalents	$14,495	$10,384
Segregated cash and investments	2,291	—
Receivables (less allowance for doubtful accounts: 2006 - $320 and 2005 -$320)	32,197	28,097
Inventories	30,467	31,252
Prepaid expenses	1,098	628
Deferred income taxes	1,990	663
Refundable income taxes	—	2,622
Total current assets	82,538	73,646

Property and Equipment, at cost	336,428	317,626
Less accumulated depreciation	(214,593)	(201,997)
Property and equipment, net	121,835	115,629

Other Assets	211	225
Total assets	$204,584	$189,500

See Notes to Consolidated Financial Statements

	2006	2005
	Dollars in thousands, except share and per share amounts
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$3,796	$4,705
Accounts payable	10,661	11,744
Accrued expenses	10,028	5,621
Income taxes payable	4,210	—
Deferred revenue	9,374	10,948
Total current liabilities	38,069	33,018

Long-Term Debt	12,355	16,785

Post Retirement Benefits	6,554	6,342

Deferred Income Taxes	12,694	12,828

Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 19,530,344 shares	6,715	6,715
Additional paid-in capital	7,203	5,341
Retained earnings	136,267	124,754
Accumulated other comprehensive loss - cash flow hedges	(482)	(228)
	149,707	136,586
Treasury stock, at cost
Common; 2006 - 3,256,784 shares, 2005 - 3,536,064 shares	(14,795)	(16,059)
Total stockholders’ equity	134,912	120,527
Total liabilities and stockholders’ equity	$204,584	$189,500

See Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended June 30

	2006	2005	2004
	Dollars in thousands, except per share amounts
Net sales	$322,477	$275,177	$270,673
Cost of sales	277,264	249,936	245,766
Gross profit	45,213	25,241	24,907

Selling, general and administrative expenses	23,811	19,318	20,339
Other operating income	968	707	10,720
Income from operations	22,370	6,630	15,288

Other income, net	137	890	1,450
Interest expense	(1,482)	(1,393)	(1,088)
Income before income taxes	21,025	6,127	15,650

Provision for income taxes	7,030	2,123	6,182
Net income	$13,995	$4,004	$9,468

Per Share Data
Total basic earnings per common share	$0.87	$0.25	$0.61
Total diluted earnings per common share	$0.83	$0.24	$0.59

Other comprehensive income (loss), net of tax:
Gain (loss) on cash flow hedge	$(1,281)	$(2,110)	$819
Reclassification adjustment for (gain) losses included in net income	1,027	2,133	(1,020)
Other comprehensive income (loss)	(254)	23	(201)
Comprehensive income	$13,741	$4,027	$9,267

See Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Dollars in thousands

					Accumulated
	Capital Stock	Issued	Additional Paid-In	Retained	Other Comprehensive	Treasury
	Preferred	Common	Capital	Earnings	Income (Loss)	Stock	Total
Balance, June 30, 2003	$4	$6,715	$2,605	$114,861	$(50)	$(18,917)	$105,218
Purchase of treasury stock						(446)	(446)
Stock options exercised			2,400			2,918	5,318
2004 net income				9,468			9,468
Dividends paid				(1,148)			(1,148)
Unrealized (loss) on cash flow hedge					(201)		(201)
Balance, June 30, 2004	$4	$6,715	$5,005	$123,181	$(251)	$(16,445)	$118,209
Stock options exercised			336			386	722
2005 net income				4,004			4,004
Dividends paid				(2,431)			(2,431)
Unrealized gain on cash flow hedge					23		23
Balance, June 30, 2005	$4	$6,715	$5,341	$124,754	$(228)	$(16,059)	$120,527
Stock options exercised			1,862			1,264	3,126
2006 net income				13,995			13,995
Dividends paid				(2,482)			(2,482)
Unrealized gain on cash flow hedge					(254)		(254)
Balance, June 30, 2006	$4	$6,715	$7,203	$136,267	$(482)	$(14,795)	$134,912

See Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30

	2006	2005	2004
	Dollars in thousands
Cash Flows from Operating Activities
Net income	$13,995	$4,004	$9,468
Items not requiring (providing) cash:
Depreciation	12,655	16,008	15,197
Loss (gain) on sale of assets	(22)	(808)	4
Deferred income taxes	(1,461)	579	683
Gain on insurance recovery	—	—	(896)
Changes in:
Segregated cash and investments	(2,291)	—	—
Accounts receivable	(4,100)	7,571	(13,777)
Inventories	531	1,546	(6,020)
Accounts payable and accrued expenses	3,131	(817)	4,894
Deferred revenue	(1,574)	(1,650)	(1,725)
Income taxes payable/receivable	6,832	(5,046)	2,100
Other	(470)	431	1,042
Net cash provided by operating activities	27,226	21,818	10,970

Cash Flows from Investing Activities
Additions to property and equipment	(18,517)	(22,966)	(31,781)
Proceeds from disposition of equipment	97	1,025	11,013
Net cash used in investing activities	(18,420)	(21,941)	(20,768)

Cash Flows from Financing Activities
Purchase of treasury stock	—	—	(446)
Proceeds from stock plans	3,126	722	3,588
Principal payments on long-term debt	(12,339)	(4,262)	(3,247)
Proceeds from issuance of long-term debt	7,000	9,990	—
Dividends paid	(2,482)	(2,431)	(1,148)
Net cash provided by (used in) financing activities	(4,695)	4,019	(1,253)

Increase (decrease) in cash and cash equivalents	4,111	3,896	(11,051)
Cash and cash equivalents, beginning of year	10,384	6,488	17,539
Cash and cash equivalents, end of year	$14,495	$10,384	$6,488

See Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:                        NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations. The activities of MGP Ingredients, Inc. (“MGP” or the “Company”) and its subsidiaries consist primarily of the processing of wheat, corn and milo into a variety of products through an integrated production process. The Company is a fully integrated producer of certain ingredients and distillery products. Ingredients consist of specialty ingredients, which are primarily specialty wheat starches and specialty wheat proteins for food and non-food applications, commodity ingredients, including commodity wheat starches and vital wheat gluten, and mill feeds. Distillery products consist of food-grade alcohol, including beverage alcohol and industrial alcohol, fuel alcohol, commonly known as ethanol, distiller’s grain and carbon dioxide, which are by-products of the Company’s distillery operations. The Company sells its products on normal credit terms to customers in a variety of industries located primarily throughout the United States. The Company operates plants in Atchison, Kansas and Pekin, Illinois. The Company also operates a facility in Kansas City, Kansas, for the further processing and extrusion of wheat proteins and starches, and a facility in Onaga, Kansas for the production of wood composites. Midwest Grain Pipeline, Inc., a wholly owned subsidiary, supplies natural gas to the Company’s Atchison plant.

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

The Company’s food grade alcohol is produced for beverage and industrial applications. The Company’s beverage alcohol products consist primarily of vodka and gin and are sold in bulk form. Fuel grade alcohol is sold as an octane additive and oxygenate that is commonly known as ethanol.

Use of Estimates.  The financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Management reviews its estimates, including those related to the liabilities for litigation, other claims and income taxes.  Changes in facts and circumstances may result in revised estimates.  Actual results could differ from those estimates.

Principles of Consolidation. The accompanying consolidated financial statements are presented using the accrual basis of accounting and include MGP Ingredients, Inc., MGP Ingredients of Illinois, Inc., Kansas City Ingredient Technologies, Inc. and Midwest Grain Pipeline, Inc. all of which are entirely owned by the Company with no minority interest involved.  All significant intercompany balances and transactions have been eliminated in consolidation.

Inventories.  Inventories include finished goods, raw materials in the form of agricultural commodities used in the production process and certain maintenance and repair items.  Inventories are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.

Segregated Cash and Investments.  The Company segregates certain interest bearing cash accounts in accordance with commodity exchange requirements.  Segregated cash and investments consists of interest bearing clearing accounts on deposit with and pledged to the Company’s broker for exchange-traded commodity instruments.

Derivative Instruments.   Derivative instruments related to the Company’s hedging program are recorded as either assets or liabilities and are measured at fair market value.  Changes in the fair market value of the derivative instruments are recorded either in current earnings or in other comprehensive income, depending on the nature of the hedged transaction.  Gains or losses recorded in other comprehensive income are reclassified into current earnings in the periods in which the earnings are affected by the variability of the cash flow of the hedged item.  Any ineffective portion of a hedged transaction is immediately recognized in current earnings.

In connection with the purchase of raw materials, principally corn and wheat, for anticipated operating requirements, the Company enters into readily marketable exchange-traded commodity futures and option contracts to reduce the risk of future grain price increases. Additionally, the Company enters into exchange-traded futures contracts for the sale of fuel grade alcohol to hedge the selling price to its customers. These contracts are designated as cash flow hedges of specific volumes of commodities to be purchased or sold.  Changes in the market value of the Company’s futures and option contracts have historically been, and are expected to continue to be highly effective at offsetting changes in the price of the hedged items.  Amounts representing ineffectiveness related to differences in the delivery point between the derivative instrument and the hedged item as well as changes in the time value of option contracts are recorded in current earnings.  The fair value of the effective portion of open and closed hedging transactions is recorded in inventory or other accrued liabilities with the related gains and losses deferred in other comprehensive income, net of applicable income taxes. Gains and losses are then recognized in the statement of income as the finished goods related to the hedged transactions are sold. If it is determined that the hedge instruments are no longer effective at offsetting changes in the price of the hedged item, then the changes in market value of these contracts would be recognized in cost of sales at that time

Accounts Receivable. Accounts receivable are stated at the amounts billed to customers.  The Company provides an allowance for doubtful accounts.  This allowance is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable are ordinarily due 30 days after the issuance of the invoice. Receivables are considered delinquent after 30 days and are charged to the allowance for doubtful accounts based upon an evaluation of individual credit as well as specific circumstances of the customer.

Properties and Depreciation.  Property, Plant and Equipment are stated at cost.  Additions, including those that increase the life or utility of an asset are capitalized and all properties are depreciated over their estimated remaining lives.  Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings and improvements	20 – 30 years
Transportation equipment	5 – 6 years
Machinery and equipment	10 – 12 years

Accelerated depreciation is used for income tax purposes.

The cost of property and equipment retired as well as related accumulated depreciation is eliminated from the property accounts with the related gains and losses reflected in net income.  The Company capitalizes interest costs associated with significant construction in progress, based on the weighted-average rates paid for long-term borrowing. Total interest incurred for 2006, 2005 and 2004 was:

Years ended June 30,	2006	2005	2004
(in thousands)
Interest costs charged to expense (gross)	$1,482	$1,393	$1,088
Less: Interest cost capitalized in other income	(998)	(713)	(775)
Total	$484	$680	$313

Stock Split.  On June 30, 2004, the Company effected a 2-for-1 split of its common stock. All share and per share amounts have been adjusted to give effect to the stock split.

Earnings Per Share. Basic earnings per share data is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Potentially dilutive instruments are stock options and unvested restricted stock awards.  The following is a reconciliation from the weighted average shares used for the basic earnings per share computation to the shares used for the diluted earnings per share computation for each of the years ended June 30, 2006, 2005 and 2004.

Years ended June 30,	2006	2005	2004

Basic Shares	16,105,658	15,974,503	15,473,228
Additional weighted average shares attributable to:
Stock options:	241,566	332,888	358,942
Restricted shares:	415,030	200,995	135,586
Diluted Shares	16,762,254	16,508,386	15,967,756

Cash Equivalents.  Short-term liquid investments with an initial maturity of three months or less are considered cash equivalents.  At June 30, 2006 and 2005, cash equivalents consisted primarily of overnight purchase agreements with a bank.  At various points in time during the years ended June 30, 2006 and 2005, cash balances exceeded the Federal Deposit Insurance Corporation (“FDIC”) limit.

Income Taxes.  Deferred income tax assets and liabilities resulting from the effects of transactions reported in different periods for financial reporting and income tax are recorded under the liability method of accounting for income taxes.  This method gives consideration to the future tax consequences of the deferred income tax items and immediately recognizes changes in income tax laws upon enactment as well as applied income tax rates when facts and circumstances warrant such changes.   A valuation allowance is established to reduce deferred tax assets if it is more likely than not the deferred tax asset will not be recognized.

The Company’s policy is to take advantage of tax benefits whenever they are available.  These tax benefits usually require the Company to meet certain criteria based upon various capital investments or other economic activity.  The Company recognizes within its tax provision the impact of these benefits as the criteria are substantially satisfied.

Revenue Recognition. Revenue from the sale of the Company’s products is recognized as products are delivered to customers and title has transferred.

Income from various government incentive grant programs is recognized as it is earned. In the case of the ethanol incentive program, income is based on grain usage for fuel alcohol production measured in each quarter. In the case of the USDA grant, income is recognized as costs are incurred or, in connection with capital projects, as those projects are depreciated.  See Note 16 for further discussion of USDA grant income.

Indemnification Agreements. The Company sells certain of its products under agreements that provide that the Company will indemnify the customers against certain claims by third parties. The Company records its obligations under these indemnification agreements based on their fair value.

Advertising.  Advertising costs are expensed as incurred. These costs totaled $797,000, $767,000, and $841,000 for the years ended June 30, 2006, 2005 and 2004, respectively.

Research and Development. Research and development costs are expensed as incurred. These costs totaled approximately $2.9 million, $3.0 million and $2.4 million for the years ended June 30, 2006, 2005 and 2004, respectively.

Long-Lived Assets.  Management reviews long-lived assets, mainly equipment, if events or circumstances indicate that usage may be limited and carrying values may not be recoverable. Should events indicate the assets cannot be used as planned, the realization from alternative uses or disposal is compared to the carrying value. If management determines an impairment loss has occurred, an estimate of the loss is recognized.

Fair Value of Financial Instruments.  The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and long-term debt including capital leases as further described in Note 4.  The financial statement carrying value of the Company’s cash and cash equivalents approximates fair value due to their short-term nature. Carrying value also approximates fair value for all financial instruments with six months or less to re-pricing or maturity and for financial instruments with variable interest rates. The Company estimates the fair value of long-term debt based upon borrowing rates available at the reporting date for indebtedness with similar terms and maturities. Based upon the borrowing rates currently available to the Company and its subsidiaries for indebtedness with similar terms and maturities, the fair value of long-term debt was approximately $15.7 million and $21.1 million at June 30, 2006 and 2005, respectively. The financial statement carrying value was $16.2 million and $21.5 million at June 30, 2006 and 2005, respectively.

Stock Options. The Company has stock-based employee compensation plans, which are described more fully in Note 9. Effective July 1, 2005, The Company implemented the provisions of Financial Accounting Standards Board Statement No. 123 (Revised 2004), Share-Based Payments, (“SFAS 123R”).  Under the provisions of SFAS 123R, the cost of Share-Based Payments is recognized over the service period based on the fair value of the option or other instruments at the date of grant.  The grant date fair value is estimated using the Black - Scholes option-pricing model adjusted for the unique characteristics of the options or other instruments granted.  In implementing SFAS 123R, the Company applied the Modified Prospective Application which requires all new awards and modified awards after the effective date and any unvested awards at the effective date be recognized as compensation cost ratably over the option vesting period.  As a result of implementing SFAS 123R, the Company recognized additional compensation cost of approximately $300,000.  For the years ended June 30, 2005 and 2004, the Company accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  For the years ended June 30, 2005 and 2004, no stock-based employee compensation cost related to stock options is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of SFAS 123R, to stock-based employee compensation for the years ended June 30, 2005 and 2004. (in thousands)

Years ended June 30,	2005	2004
Net income, as reported	$4,004	$9,468
Add: Stock-based compensation net of income Taxes	338	273
Less: Total stock-based compensation cost determined under the fair value based method, net of income taxes	(797)	(792)
Pro forma net income	$3,545	$8,949

Weighted average common shares outstanding:
Basic	15,974,503	15,473,228
Diluted	16,508,386	15,967,756
Basic earnings per share:
As reported	$0.25	$0.61
Pro forma	$0.22	$0.58
Dilutive earnings per share:
As reported	$0.24	$0.59
Pro forma	$0.21	$0.56

NOTE 2:                        INSURANCE RECOVERIES

On September 13, 2002, the Company’s Atchison, Kansas distillery was shut down as the result of an explosion at the distillery. As a result, business interruption insurance proceeds of $9.6 million were recorded as other operating income for the year ended June 30, 2004.  In addition, in 2004, the Company recorded gains of approximately $0.9 million resulting from the property damage caused by the explosion. Included in the balance sheet is $1.4 million related to this incident and recorded as insurance receivables at June 30, 2004. The remaining proceeds of $1.4 million were received in 2005.

NOTE 3:                        OTHER BALANCE SHEET CAPTIONS

Inventories.  Inventories consist of the following:

June 30,	2006	2005*
(in thousands)
Alcohol	$8,319	$7,832
Unprocessed grain	8,175	6,801
Operating supplies	6,819	6,507
Ingredients	6,360	9,230
By-products and other	794	882
Total	$30,467	$31,252

Property and Equipment.  Property and equipment consist of the following:

June 30,	2006	2005*
(in thousands)
Land, buildings and improvements	$42,394	$41,779
Transportation equipment	1,698	1,626
Machinery and equipment	283,117	255,892
Construction in progress	9,219	18,329
	336,428	317,626
Less accumulated depreciation	(214,593)	(201,997)
Total	$121,835	$115,629

Accrued Expenses.  Accrued expenses consist of the following:

June 30,	2006	2005*
(in thousands)
Employee benefit plans (Note 9)	$6,734	$3,311
Salaries and wages	1,745	885
Property taxes	893	676
Interest	—	253
Other expenses	656	496
Total	$10,028	$5,621

*         Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 4:                        LONG-TERM DEBT

Indebtedness Outstanding.  Long-term debt consists of the following:

June 30,	2006	2005
(in thousands)
Secured Promissory Note, 5.26%, due monthly to October, 2011.	$7,671	$8,903
Unsecured Senior Notes, 6.68%, due annually to August, 2009.	—	9,089
Secured Promissory Note, 5.92%, due monthly to September, 2010.	6,181	—
Industrial Revenue Bond Obligation, 5.26%, due monthly to September, 2008.	2,013	2,941
Capital Lease Obligation, 2.9%, due monthly to June, 2007.	286	557

Total	16,151	21,490
Less current maturities	(3,796)	(4,705)
Long-term portion	$12,355	$16,785

5.26% Secured Promissory Note.  On September 24, 2004, the Company borrowed $9,794,500 from GE Capital Public Finance, Inc. (“GECPF”).  The Company’s obligation is evidenced by a promissory note bearing interest at 5.26 percent per annum and is payable in 83 consecutive monthly payments of $139,777 and an 84th payment equal to the unpaid principal and interest, commencing November 1, 2004.  The note may be prepaid at any time in its entirety subject to the payment of a prepayment premium equal to 3% of the original principal amount if the note is prepaid prior to the first anniversary and declining to 1% if paid prior to the third anniversary with no prepayment premium thereafter.

In connection with this note, the Company entered into a security agreement to secure the note. The security agreement grants a security interest in specified equipment located or to be located at the Company’s KCIT facility in Kansas City, Kansas.  Payment obligations under the note can be accelerated if any payment is not made within 10 days of its due date or if there is an event of default under the security agreement.

5.92% Secured Promissory Note.  On September 29, 2005, the Company borrowed $7,000,000 from General Electric Capital Corporation (“GECC”) and paid the unsecured senior notes payable to The Principal Mutual Insurance Company of $6,816,000.  The Company’s obligation to GECC is evidenced by a promissory note bearing interest at 5.92% per annum and payable in monthly payments of $135,071 with the final payment being adjusted for the remaining amount of outstanding principal and interest.  The note may be prepaid at any time in its entirety subject to the payment of a prepayment premium equal to 3% of the original principal amount if the note is prepaid prior to the first anniversary and declining to 1% if paid prior to the third anniversary with no prepayment premium thereafter.

In connection with this note, the Company entered into a security agreement to secure the note.  The security agreement grants a security interest in all of the Company’s equipment located or to be located at the Company’s KCIT facility in Kansas City, Kansas.  Under the security agreement, the Company has agreed to indemnify the secured party against any claim arising in connection with the collateral.

Payment obligations under the note can be accelerated if any payment is not made within 10 days of its due date or if there is an event of default under the security agreement, certain acts of bankruptcy or insolvency, defaults by the Company under any other obligations and the merger or consolidation of the Company without the consent of GECC.  This consent may not be unreasonably withheld.

The Company has other indebtedness to GECPC, (see “5.26% Secured Promissory Note” above), an affiliate of GECC.  This indebtedness is also secured by equipment at the Company’s Kansas City, Kansas facility.  In connection with the loan from GECC, the Company has entered into a cross-collateral and cross-default agreement with GECC and GECPF in which the Company has agreed, among other matters, that all collateral in which either creditor has a security interest will secure the payment of obligations to both creditors.

6.68% Unsecured Senior Notes.  The unsecured senior notes were payable to The Principal Mutual Life Insurance Company in annual installments of $2,273,000 through 2008 with the final principal payment of $2,270,000 due in 2009. Interest was payable semiannually at 6.68 percent per annum.  On September 29, 2005, the Company borrowed $7,000,000 from GECC and paid these notes including a make whole premium of $248,000.

5.26% Industrial Revenue Bond Obligation.  Industrial development revenue bonds issued by The Unified Government of Wyandotte County, Kansas City, Kansas, provide for principal payments to bondholder of $77,381 plus interest at 5.26 percent, which are due monthly. The bonds are secured by a security interest in the project as defined in the lease agreement.

Unsecured Revolving Line of Credit.  The Company has a $20.0 million unsecured revolving line of credit with Commerce Bank, n.a.  This line of credit matures on July 1, 2007.  As of June 30, 2006, there were no outstanding borrowings on the line of credit.  The current interest rate for borrowings on this line of credit is the commercial prime borrowing minus 1%.

In connection with the above borrowings, the Company, among other covenants, is required to maintain certain financial ratios, including a current ratio of 1.5 to 1, minimum consolidated tangible net worth equal to the greater of (i) $86 million or (ii) $86 million plus 50 percent of consolidated net income since September 30, 2001, (iii) debt to tangible net worth not to exceed 2.5 to 1, (iv) a fixed charge coverage ratio of 1.5 to 1 for the four most recent consecutive quarters, and (v) not permit consolidated funded debt to exceed 60% of total capitalization.  The agreements also include a restriction on the aggregate amount of dividends that can be paid and treasury stock purchases. At June 30, 2006, there was approximately $30.7 million capacity available for those purposes under the terms of the agreement.

2.9% Capital Lease Obligation.  The Company is implementing an enterprise resource planning system financed under a capital lease. The lease requires 36 monthly principal and interest payments of $23,613 with an interest rate of 2.9 percent and matures in June 2007.

Aggregate annual maturities of long-term debt and payments on capital lease obligations at June 30, 2006 are:

	Long-Term	Capital
	Debt (Excluding	Lease
(in thousands)	Leases)	Obligations
2007	$3,509	$292
2008	3,665
2009	3,049
2010	3,060
2011	2,136
Thereafter	445
Total	15,864	292
Less amount representing interest	—	(6)
Present value of future minimum lease payments	$15,864	$286

NOTE 5:                        INCOME TAXES

The provision (credit) for income taxes is comprised of the following:

Years ended June 30,	2006	2005	2004
(in thousands)
Income taxes currently payable (receivable)	$7,789	$1,544	$5,499
Income taxes deferred	(759)	579	683
Total	$7,030	$2,123	$6,182

The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets are as follows:

June 30,	2006	2005
(in thousands)
Deferred tax assets:
Post-retirement liability	$2,523	$2,474
Deferred income	3,609	4,270
Stock based compensation	1,955	627
Other	951	810
Gross deferred tax assets	9,038	8,181

Deferred tax liabilities:
Accumulated depreciation	(18,853)	(19,856)
Other	(889)	(490)
Gross deferred tax liabilities	(19,742)	(20,346)
Net deferred tax liability	$(10,704)	$(12,165)

The above net deferred tax liability is presented on the consolidated balance sheets as follows:

June 30,	2006	2005
(in thousands)
Deferred tax asset - current	$1,990	$663
Deferred tax liability - long-term	(12,694)	(12,828)
Net deferred tax liability	$(10,704)	$(12,165)

No valuation allowance has been recorded at June 30, 2006 or 2005.

A reconciliation of the provision for income taxes at the normal statutory federal rate to the provision included in the accompanying consolidated statements of income is shown below:

Years ended June 30,	2006	2005	2004
(in thousands)
“Expected” provision at federal statutory rate (35% for 2006, 34% for 2005 and 2004)	$7,359	$2,083	$5,321
Impact of state income tax credits	(850)	(401)	—
Increases resulting from the effect of state income taxes	720	212	616
Other	(199)	229	245
Provision for income taxes	$7,030	$2,123	$6,182
Effective tax rate	33.4%	34.6%	39.5%

NOTE 6:        CAPITAL STOCK

Common Stock shareholders are entitled to elect four of the nine members of the Board of Directors, while Preferred Stock shareholders are entitled to elect the remaining five members. Common Stock shareholders are not entitled to vote with respect to a merger, dissolution, lease, exchange or sale of substantially all of the Company’s assets, or on an amendment to the Articles of Incorporation, unless such action would increase or decrease the authorized shares or par value of the Common or Preferred Stock, or change the powers, preferences or special rights of the Common or Preferred Stock so as to affect the Common Stock shareholders adversely. Generally, Common Stock shareholders and Preferred Stock shareholders vote as separate classes on all other matters requiring shareholder approval.  A majority of the outstanding shares of the company’s preferred stock is held by the MGP Ingredients Voting Trust.  The beneficial interests in the voting trust are held by the Cray Family Trust.  The trustees of the MGP Ingredients Voting Trust and of the Cray Family Trust are Cloud L. Cray, Jr., Richard B. Cray and Laidacker M. Seaberg.

NOTE 7:        OTHER OPERATING INCOME (EXPENSE)

Other operating income (expense) consists of the following:

Years ended June 30,	2006	2005	2004
(in thousands)
CCC value-added program	$1,574	$1,650	$1,725
Business interruption insurance	—	—	9,619
Miscellaneous	(606)	(943)	(624)
Total	$968	$707	$10,720

NOTE 8:        ENERGY COMMITMENT

During fiscal 1994, the Company negotiated a 15-year agreement to purchase steam heat and electricity from a utility for its Illinois operations. Steam heat is being purchased for a minimum monthly charge of $138,000, with a declining fixed charge for purchases in excess of the minimum usage. In connection with the agreement, the Company leased land to the utility company for 15 years so it could construct a co-generation plant at the Company’s Illinois facility. The Company has also agreed to reimburse the utility for the net book value of the plant if the lease is not renewed for an additional 19 years at the end of the initial lease term. The estimated net book value of the plant would be $10.6 million at June 30, 2009. Electricity purchases will occur at fixed rates through December 31, 2006.

NOTE 9:        EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plans. The Company and its subsidiaries have employee stock ownership plans covering all eligible employees after certain requirements are met. Contributions to the plans totaled $618,584, $574,000 and $581,000 for the years ended June 30, 2006, 2005 and 2004, respectively. Contributions are made in the form of cash and/or additional shares of common stock.

401(k) Profit Sharing Plans. The Company and its subsidiaries established 401(k) profit sharing plans covering all employees after certain eligibility requirements are met. Contributions to the plans totaled $1,628,882, $1,342,000 and $1,088,000 for the years ended June 30, 2006, 2005 and 2004, respectively.

Post-Retirement Benefit Plan. The Company and its subsidiaries provide certain post-retirement health care and life insurance benefits to all employees. The liability for such benefits is unfunded. The Company uses a May 31 measurement date for the plan. The Company expects to contribute approximately $500,000 to the plan in fiscal 2007.

The status of the Company’s plans at June 30, 2006 and 2005 was as follows:

June 30,	2006	2005
(in thousands)
Change in unfunded benefit obligation
Beginning of year	$5,800	$5,510
Service cost	295	241
Interest cost	296	300
Actuarial loss	1,296	471
Amendment	—	(551)
Benefits paid	(346)	(171)
End of year	7,341	5,800
Unrecognized prior service cost and actuarial gain	(787)	542
Accrued post-retirement benefit cost	$6,554	$6,342

Assumptions used to determine accumulated benefit obligations as of June 30th were:

	2006	2005
Discount rate	6.27%	5.25%
Average compensation increase	4.50%	4.50%
Measurement date	May 31, 2006	May 31, 2005

Assumptions used to determine net benefit cost for the year ended June 30th were:

	2006	2005
Discount rate	5.25%	6.25%
Average compensation increase	4.50%	4.50%
Measurement date	May 31, 2005	May 31, 2004

Components of net periodic benefit cost are as follows:

Year ended June 30,	2006	2005	2004
(in thousands)
Service cost	$295	$241	$240
Interest cost	296	300	323
Other amortization	(36)	(52)	(15)
Total	$555	$489	$548

The assumed average annual rate of increase in the per capita cost of covered benefits (health care cost trend rate) is as follows:

	2006	2005
Health care cost trend rate	7.75%	7.75%
Ultimate trend rate	6.00%	6.00%
Year rate reaches ultimate trend rate	2011	2010

A one percentage point increase (decrease) in the assumed health care cost trend rate would have increased (decreased) the accumulated benefit obligation by $514,000 ($453,000) at June 30, 2006, and the service and interest cost would have increased (decreased) by $61,000 ($52,000) for the year then ended.

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

As of June 30, 2006, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid to plan participants:

(in thousands)
2007	$479
2008	491
2009	510
2010	533
2011	576
2012 – 2016	3,398
Total	$5,987

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

Under the 2004 Plan, the Company may grant incentives for up to 980,000 shares of the Company’s common stock to salaried, full time employees, including executive officers. The term of each award generally is determined by the committee of the Board of Directors charged with administering the 2004 Plan. Under the terms of the 2004 Plan, any options granted will be nonqualified stock options, must be exercisable within ten years and must have an exercise price which is not less than the fair value of the Company’s common stock on the date of the grant. At June 30, 2006, no stock options had been granted under the 2004 Plan.

Under the 1996 Plan, the Company could grant incentives for up to 1,200,000 shares of the Company’s common stock to key employees. The term of each award was determined by the committee of the Board of Directors charged with administering the 1996 Plan. Under the terms of the 1996 Plan, options granted could be either nonqualified or incentive stock options and the exercise price could not be less than the fair value of the Company’s common stock on the date of the grant. On January 31, 2006, the period in which the Company could grant incentives expired and no further options may be granted.  At June 30, 2006, the Company had outstanding incentive stock options to purchase 427,470 shares, of which 402,970 options were exercisable.  The options have ten-year terms and have exercise prices equal to fair market value on the date of grant.

Under the Directors Plan, each non-employee or “outside” director of the Company receives on the day after each annual meeting of stockholders an option to purchase 2,000 shares of the Company’s common stock at a price equal to the fair market value of the Company’s common stock on such date. Options become exercisable on the 184th day following the date of grant and expire not later than ten years after the date of grant. Subject to certain adjustments, a total of 180,000 shares are reserved for annual grants under the Plan. At June 30, 2006, the Company had outstanding options to purchase 56,000 shares, all of which were exercisable as of June 30, 2006.

Under the Salaried Plan, the Company may grant stock incentives for up to 600,000 shares of the Company’s common stock to full-time salaried employees. The Salaried Plan provides that the amount, recipients, timing and terms of each award be determined by the Committee of the Board of Directors charged with administering the Salaried Plan. Under the terms of the Salaried Plan, options granted may be either nonqualified or incentive stock options and the exercise price may not be less than the fair value of the Company’s common stock on the date of the grant. At June 30, 2006, the Company had outstanding incentive stock options on 95,380 shares. At June 30, 2006 all such options were exercisable.  These options have ten-year terms and have exercise prices equal to fair market value of the Company’s common stock as of the date of grant.

The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used:

	2006	2005	2004

Risk-free rate	4.4%	4.0%	3.5%
Expected dividend yield	1.7%	1.7%	1.7%
Expected volatility	139.0%	58.0%	50.0%
Expected term (in years)	7.0	10.0	10.0
Weighted average fair value per share optioned	$9.98	$6.32	$2.82

A summary of the status of stock options awarded under the Company’s stock option plans at June 30, 2006, 2005 and 2004 and changes during the years then ended is presented below:

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	834,130	$5.48	905,980	$5.45	1,499,100	$5.49
Granted	14,000	10.45	14,000	9.09	14,000	4.38
Cancelled	—	—	(400)	5.95	(300)	4.00
Exercised	(269,280)	5.87	(85,450)	5.74	(606,820)	5.51
Outstanding at end of year	578,850	$5.43	834,130	$5.48	905,980	$5.45

During the years ended June 30, 2006, 2005 and 2004 the total intrinsic value of stock options exercised was $4,713,000, $850,000 and $6,075,000 respectively.  Cash received and the income tax benefit from stock option exercises for the year ended June 30, 2006 was $3,126,000 and $1,862,000 respectively.

Outstanding options are comprised as follows:

	Shares	Exercise Price	Remaining Contractual Lives (Years)	Shares Exercisable at June 30, 2006
The 1996 Plan	63,750	$3.63	7.00	39,250
	87,000	6.45	6.00	87,000
	22,000	5.95	5.50	22,000
	64,000	4.66	5.00	64,000
	17,420	4.66	4.50	17,420
	62,000	4.00	3.50	62,000
	62,800	6.25	2.50	62,800
	48,500	6.88	1.50	48,500
Salaried Plan	5,100	5.95	5.50	5,100
	14,860	4.66	4.50	14,860
	45,590	4.00	3.50	45,590
	29,830	6.75	1.67	29,830
Directors’ Plan	10,000	10.45	9.25	10,000
	10,000	9.09	8.25	10,000
	6,000	4.38	7.25	6,000
	6,000	3.25	6.25	6,000
	6,000	5.58	5.25	6,000
	4,000	4.82	4.25	4,000
	4,000	4.50	3.25	4,000
	4,000	5.88	2.25	4,000
	4,000	7.13	1.25	4,000
	2,000	8.13	0.25	2,000
Total	578,850			554,350

At June 30, 2006, the aggregate intrinsic value of stock options outstanding was $10,300,000.  The aggregate intrinsic value of exercisable stock options was $9,820,000.

Restricted Common Stock.  The Company’s long-term incentive plans provide for the awarding of shares of restricted common stock (“restricted stock”) for senior executives and salaried employees.  Under programs approved by the Company’s Board of Directors annually, beginning in December 2003, shares of restricted stock have been awarded under these plans.  The programs provide for the vesting of restricted stock on June 30th of the 3rd fiscal year of the restricted stock award if the Company achieves certain specific operating and financial objectives in the fiscal year of the stock award.  If the objectives are not met, the program provides for the vesting of the restricted stock on June 30th of the 7th fiscal year of the restricted stock award.  Accelerated or partial vesting may be permitted upon a change of control or if employment is terminated as a result of death, disability, retirement or termination without cause.  As of June 30, 2006, 531,400 shares of restricted common stock have been awarded from shares available under the Company’s long-term incentive plans.  Compensation expense related to these awards is based on the market price of the stock on the date the Board of Directors approved the program and is amortized over the vesting period of the restricted stock award.  For the years ended June 30, 2006, 2005 and 2004, the Company awarded 221,400, 80,000, and 230,000 shares respectively at a fair value of $8.59, $9.21 and $5.91 per share respectively.  Additionally, for the years ended June 30, 2006, 2005 and 2004, the Company recorded compensation expense related to these restricted stock awards of $1,191,257, $557,000 and $452,000 respectively.

A summary of the status of restricted stock awarded under the Company’s restricted stock plans at June 30, 2006, 2005 and 2004 and changes during the years then ended is presented below:

	2006		2005		2004
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Nonvested balance at beginning of year	145,238	$7.47	153,333	$5.91	—	$—
Granted	221,400	8.59	80,000	9.22	230,000	5.91
Forfeited	—	—	—	—	—	—
Vested	(161,895)	7.36	(88,095)	6.33	(76,667)	5.91
Nonvested balance at end of year	204,743	$8.76	145,238	$7.47	153,333	$5.91

During the years ended June 30, 2006, 2005 and 2004, the total fair value of restricted stock awards vested was $1,192,000, $558,000 and $453,000 respectively.  As of June 30, 2006 there was $1,797,000 of total unrecognized compensation costs related to stock awards.  These costs are expected to be recognized over a weighted average period of 2.9 years.

NOTE 10:                 OPERATING LEASES

The Company has several non-cancelable operating leases for railcars, which expire from August 2006 through March 2010. The leases generally require the Company to pay all service costs associated with the railcars. Rental payments include minimum rentals plus contingent amounts based on mileage.

Future minimum lease payments at June 30, 2006 are as follows:

(in thousands)
2007	$2,088
2008	1,534
2009	993
2010	448
2011	—
Thereafter	—
Total	$5,063

Rental expense for all operating leases with terms longer than one month totaled $2,448,000, $1,909,000 and $1,830,000 for the years ended June 30, 2006, 2005 and 2004, respectively.

NOTE 11:                 SIGNIFICANT ESTIMATES AND CONCENTRATIONS

Post-retirement benefit obligations.  The Company accrues amounts for post-retirement benefit obligations as discussed in Note 9.  An accrual for such costs of $6,554,000 is included in the accompanying 2006 financial statements. Claims payments based on actual claims ultimately filed could differ materially from these estimates.

Significant customers.  For the year ended June 30, 2006, the Company had sales to one customer accounting for approximately 14 percent of consolidated sales.  For the year ended 2005, the Company had sales to two customers accounting for approximately 25 percent of consolidated sales.

Inventory valuation.  The Company has written down the carrying value of inventories to the lower of cost or market based on management estimates. Actual results could differ significantly in the near term.

Workforce subject to collective bargaining.  Approximately 60 percent of the Company’s employees are covered by collective bargaining agreements.  These agreements expire between fiscal 2008 and fiscal 2010.

NOTE 12:                 OPERATING SEGMENTS

The Company’s operations are classified into two reportable segments: ingredients and distillery products. Ingredients consist of specialty ingredients, primarily specialty wheat starches and specialty wheat proteins for food and non-food applications, commodity ingredients, including commodity wheat starches and vital wheat gluten, and mill feeds. Distillery products consist of food grade alcohol, including beverage and industrial alcohol, fuel grade alcohol, commonly known as ethanol, and distillers feed and carbon dioxide, which are by-products of the Company’s distillery operations.

Operating profit for each segment is based on net sales less identifiable operating expenses. Interest expense, investment income and other general miscellaneous expenses have been excluded from segment operations and classified as Corporate. Receivables, inventories and equipment have been identified with the segments to which they relate. All other assets are considered as Corporate.

Years Ended June 30,	2006	2005	2004
(in thousands)
Sales to Customers
Ingredients	$85,506	$92,495	$102,711
Distillery products	236,971	182,682	167,962
Total	322,477	275,177	270,673

Depreciation
Ingredients	6,366	6,544	5,787
Distillery products	5,743	8,743	8,617
Corporate	546	721	793
Total	12,655	16,008	15,197

Income before Income Taxes
Ingredients	(11,764)	(778)	17,268
Distillery products	36,954	8,524	257
Corporate	(4,165)	(1,619)	(1,875)
Total	$21,025	$6,127	$15,650

Identifiable Assets
Ingredients	$72,992	$81,507	$86,965
Distillery products	96,222	79,678	79,624
Corporate	35,370	28,315	20,448
Total	$204,584	$189,500	$187,037

NOTE 13:  ADDITIONAL CASH FLOWS INFORMATION

Years Ended June 30,	2006	2005	2004
(in thousands)
Non-cash investing and financing activities:
Purchase of property and equipment in accounts
Payable	$405	$833	$164
Capital lease obligation incurred for equipment	—	—	576
Additional cash payment information:
Interest paid, net of amount capitalized	789	1,456	1,151
Income taxes paid	750	6,590	3,400

NOTE 14:                 CONTINGENCIES

There are various legal proceedings involving the Company and its subsidiaries. Except as noted below, management considers that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or operations of the Company.

The Company has been in negotiations with the United States Environmental Protection Agency (“USEPA”), the Illinois Attorney General’s Office and the Illinois Environmental Protection Agency (“IEPA”) to settle two separate enforcement proceedings related to emissions at the Pekin, Illinois location. The Company also has been in discussions with the Kansas Department of Health and Environment (“KDHE”) relating to air emissions at its Atchison facility. The Company has entered into a consent agreement with KDHE resolving past allegations relating to its Atchison facility and paid a civil penalty of $26,000. The Company has entered into a consent decree to resolve the USEPA Illinois proceeding and the Company has paid a federal penalty of $172,000.  The Company remains in settlement discussions with the State.  A draft Settlement Agreement is being circulated which provides for a total payment of the Company of $500,000, including a contribution to a state special project fund.   As of June 30, 2006, the Company had accrued $500,000, which is included in other accrued liabilities, with respect to these matters. The amount of the ultimate settlement could differ materially in the near future

NOTE 15:                 DERIVATIVES AND HEDGING ACTIVITIES

The Company is exposed to a variety of market risks, including the effects of changes in commodity prices. Management’s objective is to manage this risk in part, through the use of derivatives. The following is a summary of the Company’s use of derivatives and the effects of these uses on the consolidated financial statements.

Cash flow hedges

Cash flow hedges include readily marketable exchange-traded commodity futures contracts and option contracts related to the Company’s purchase of raw materials, principally corn and wheat, for anticipated operating requirements to reduce the risk of future grain price volatility.  Additionally, the Company hedges, through the use of exchange-traded futures contracts, the purchase price of natural gas used in the distilling process.  In certain situations, the Company will also enter into exchange-traded futures contracts for the sale of fuel grade alcohol to hedge the selling price of fuel grade alcohol to its customers.  These derivatives typically hedge transactions forecasted within 18 months from the date of entry into the contract.

Corn Futures Positions

As of June 30, 2006, the Company had entered into 29 Corn Futures Contracts to hedge raw material commodity purchases for the months of September through December, 2006.  A summary of those positions is as follows:

Trade Dates	Notional Amount	Trade Price	Expiration Date
March 29, 2006 through June 28, 2006	4.6 million bushels	$2.45 - $2.55/bushel	September 14, 2006 through December 14, 2006

Corn Options Positions

As of June 30, 2006, the Company had entered into 12 Corn Options Contracts to hedge raw material commodity purchases for the months of September through December, 2006.  A summary of those positions is as follows:

Trade Date	Notional Amount	Strike Price	Expiration Date
January 18, 2006	6.3 million bushels	$2.40 - $2.50/bushel	August 25, 2006 through November 24, 2006

Wheat Futures Position

As of June 30, 2006, the Company had entered into 1 Wheat Futures Contract to hedge raw material commodity purchases for the month of September, 2006.  A summary of this position is as follows:

Trade Date	Notional Amount	Trade Price	Expiration Date
March 23, 2006	0.2 million bushels	$4.15/bushel	September 14, 2006

Natural Gas Futures Positions

As of June 30, 2006, the Company had entered into 40 Natural Gas Futures Contracts to hedge natural gas purchases for the months of August, 2006 through February, 2007.  A summary of those positions is as follows:

Trade Dates	Notional Amount	Trade Price	Expiration Date
September 13, 2005 through June 22, 2006	940,000 MCF	$7.25 - $10.61/MCF	July 27, 2006 through January 29, 2007.

At June 30, 2006, 2005 and 2004, net gains (losses) of ($1,281,000), ($2,110,000) and $819,000 (net of tax) were recorded in accumulated other comprehensive income associated with the Company’s cash flow hedging transactions.  For the years ended June 30, 2006, 2005 and 2004, gains/(losses) of ($1,027,000), ($2,133,000) and $1,020,000, respectively, (net of tax) were reclassified to cost of sales.  Ineffectiveness for cash flow hedges for the year ended June 30, 2006 was approximately $200,000.  For the years ended June 30, 2005 and 2004, ineffectiveness for cash flow hedges was insignificant.

NOTE 16:                 USDA GRANT

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

NOTE 17:                 QUARTERLY FINANCIAL DATA (Unaudited)

	2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data amounts)
Net Sales	$90,338	$79,422	$75,671	$77,046
Cost of Sales	71,123	71,348	69,931	64,862
Gross profit	19,215	8,074	5,740	12,184
Selling, general and administrative	7,592	5,471	5,039	5,709
Other operating income	369	150	281	168
Income from operations	11,992	2,753	982	6,643
Other income, net	(917)	417	521	116
Interest expense	(300)	(350)	(267)	(565)
Income before taxes	10,775	2,820	1,236	6,194

Provision for income taxes	3,412	737	418	2,463
Net income	$7,363	$2,083	$818	$3,731

Per Share Data(i)
Total basic earnings per common share	$0.45	$0.13	$0.05	$0.23
Total diluted earnings per common share	$0.43	$0.12	$0.05	$0.23

Dividends per Common Share	$—	$—	$—	$0.15

Stock price ranges:
Common
-High	$34.21	$18.41	$12.71	$11.20
-Low	$15.90	$12.02	$10.25	$8.08

(i)             The accumulation of basic earnings per common share for the four quarters ended June 30, 2006 does not total the annual amount of $0.87 for the year ended June 30, 2006 due to rounding.

	2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data amounts)
Net Sales	$73,949	$71,186	$61,164	$68,878
Cost of Sales	67,470	64,270	54,392	63,804
Gross profit	6,479	6,916	6,772	5,074
Selling, general and administrative	5,064	4,864	4,508	4,882
Other operating income	128	153	140	286
Income from operations	1,543	2,205	2,404	478
Other income, net	20	505	56	309
Interest expense	(353)	(350)	(384)	(306)
Income before taxes	1,210	2,360	2,076	481

Provision for income taxes	478	733	722	190
Net income	$732	$1,627	$1,354	$291

Per Share Data
Total basic earnings per common share	$0.05	$0.10	$0.08	$0.02
Total diluted earnings per common share	$0.04	$0.10	$0.08	$0.02

Dividends per Common Share	$—	$—	$—	$0.15

Stock price ranges:
Common
-High	$9.00	$8.34	$10.15	$18.32
-Low	$7.83	$7.25	$6.81	$9.05

NOTE 18                     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2005, the Company implemented the provisions of Financial Accounting Standards Board Statement No. 123 (Revised 2004), Share-Based Payments, (“SFAS 123R”).  The Statement generally provides that the cost of Share-Based Payments be recognized over the service period based on the fair value of the option or other instruments at the date of grant. For further discussion of SFAS 123R, see Note 1, Nature of Operations and Summary of Significant Accounting Policies.

Effective July 1, 2005, the Company implemented Financial Accounting Standards Board Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This Statement clarifies that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs should be classified as a current-period charge. The Statement also requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. The adoption of SFAS 151 did not have a significant impact on the Company’s financial position or its results of operations.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS Statement No. 154 (“SFAS 154”), Accounting Changes and Error Corrections.  SFAS 154 requires that, when a company changes its accounting policies, the change must be applied retrospectively to all prior periods presented instead of a cumulative effect adjustment in the period of the change.  SFAS 154 may also apply when the FASB issues new rules requiring changes in accounting.  If the new rule allows cumulative effect treatment, it will take precedence over SFAS 154.  This statement is effective for fiscal years beginning after December 15, 2005.  The adoption of SFAS 154 did not have a significant impact on the Company’s financial position or its results of operations.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income taxes (“FIN 48”). FIN 48, which is an interpretation of SFAS No. 109, “Accounting for Income Taxes,” provides guidance on the manner in which tax positions taken or to be taken on tax returns should be reflected in an entity’s financial statements prior to their resolution with taxing authorities. The Company is required to adopt FIN 48 during the first quarter of fiscal 2008. The Company is currently evaluating the requirements of FIN 48 and has not yet determined the impact, if any; this interpretation may have on its consolidated financial statements.

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

CHANGES IN INTERNAL CONTROLS

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or 15d-15 that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.               OTHER INFORMATION

Not applicable

ITEM 10.                              DIRECTORS OF THE REGISTRANT

Incorporated by reference to the information under Election of Directors at pages 2 to 4 of the Proxy Statement, the information relating to the Audit Committee in the first paragraph of Certain Information Concerning The Board And Its Committees-General, at page 4 of the Proxy Statement and in the second paragraph of Certain Information Concerning The Board And Its Committees - Audit Review Committee at page 5 of the Proxy Statement, and Section 16(a) Beneficial Ownership Reporting Compliance at page 14 of the Proxy Statement.

We have adopted a code of ethics that applies to all our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy is filed as an exhibit to this report.

ITEM 11.                              EXECUTIVE COMPENSATION

Incorporated by reference to the information in Certain Information Concerning The Board And Its Committees-Directors’ Fees, at page 6 of the Proxy Statement and under Executive Compensation — Summary Compensation Table at page 8 and  —Option Exercises and Year-End Holdings at page 9 of the Proxy Statement.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the information under Principal Stockholders on pages 13 and 14 of the Proxy Statement.

The following is a summary of securities authorized for issuance under equity compensation plans as of June 30, 2006:

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average of exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	578,850	$5.43	758,020
Equity compensation plans not approved by security holders	—	—	—
Total	578,850	$5.43	758,020

(1)  Of these securities, as of June 30, 2006, 677,600 shares may also be issued as performance or restricted stock awards under the terms of the Stock Incentive Plan of 2004 and 10,390 shares may be issued as such under the terms of the 1998 Stock Incentive Plan for Salaried Employees.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the information under Related Transactions on page 15 of the Proxy Statement.

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

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)                  Financial Statements:

Auditors’ Report on Financial Statements.

Consolidated Balance Sheets at June 30, 2006, 2005 and 2004.

Consolidated Statements of Income - for the Three Years Ended June 30, 2006, 2005 and 2004.

Consolidated Statements of Stockholders’ Equity for the Three Years Ended June 30, 2006, 2005 and 2004.

Consolidated Statements of Cash Flow - for the Three Years Ended June 30, 2006, 2005 and 2004.

Notes to Consolidated Financial Statements.

(2)                  Financial Statement Schedules:

Auditors’ Report on Financial Statement Schedules:

VIII - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the information is contained in the Consolidated Financial Statements or notes thereto.

(3)                  The exhibits required by Item 601 of Regulation S-K (paragraph (c) below).

Exhibits:

Exhibit No.		Description
	3(a)(1)	Articles of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-17196)).

*	3(b)	Bylaws of the Company.

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

4(f)

Third Amendment to Line of Credit Loan Agreement dated as of September 9, 2005 (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated September 9, 2005 (file number 0-17196))

4(g)	Third Amended and Restated Line of Credit Note (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated September 9, 2005 (file number 0-17196)

4(h)

Promissory Note to GE Capital Public Finance dated September 24, 2004 and related Security Agreement dated as of September 24, 2004, as amended by Addendum No. 001 (Incorporated by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (file number 0-17196)).

4(i)

Addendum 002 to Security Agreement dated as of September 24, 2004 filed as exhibit 4(f) (incorporated by reference to Exhibit 4(g) of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 20, 2005 (file number 0-17196)

4(j)

Addendum 003, dated August 31, 2005, to Security Agreement dated as of September 24, 2004 filed as exhibit 4(f) (incorporated by reference to Exhibit 4(h) of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 20, 2005 (file number 0-17196).

4(k)

Promissory Note to General Electric Capital Corporation dated as of September 29, 2005 (Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (file number 0-17196))

4(l)

Security Agreement to General Electric Capital Corporation dated as of September 29, 2005 (Incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (file number 0-17196))

4(m)

Cross-Collateral and Cross-Default Agreement dated as of September 29, 2005 in favor of General Electric Capital Corporation and GE Capital Public Finance (Incorporated by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (file number 0-17196))

4(n)	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the Commission upon request.

9(a)	Copy of Cray Family Trust (incorporated by reference to Exhibit 1 of Amendment No. 1 to Schedule 13D of Cloud L. Cray, Jr. dated November 17, 1995).

9(a)(1)

First Amendment to Cray Family Trust dated November 13, 1980 (Incorporated by reference to Exhibit 9.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 (file number 0-17196))

9(b)

Voting Trust Agreement dated as of November 16, 2005 among Cloud L. Cray, Jr., Richard B. Cray and Laidacker M. Seaberg, as trustees of the Cray Family Trust and Cloud L. Cray, Jr., Richard B. Cray and Laidacker M. Seaberg, as trustees (Incorporated by reference to Exhibit 9.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 (file number 0-17196)).

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

10(z)

Guidelines for Issuance of Fiscal 2006 Restricted Share Awards (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (file number 0-17196)).

10(aa)

Agreement with Ladd M. Seaberg as to Award of Restricted Shares Granted under the Stock Incentive Plan of 2004 (Similar agreements have been made with the following named executive officers as to the number of shares indicated following their respective names: Michael J. Trautschold – 14,600 shares; Sukh D. Bassi, Ph.D. – 13,600 shares; Brian T. Cahill – 13,000 shares; Randy M. Schrick – 13, 500 shares) (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (file number 0-17196)).

10(bb)

Consent Decree relating to Registrant’s Pekin facility entered on April 19, 2006 (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (file number 0-17196))

10(cc)

Consent Agreement between the Registrant and the Kansas Department of Health and Environment dated January 11, 2006 (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (file number 0-17196))

10(dd)

Guidelines for executive incentive plan for fiscal 2006 (Incorporated by reference to the second paragraph of Item 1.01 of the Company’s Current Report on Form 8-K dated August 30, 2005 (file number 0-17196)

10(ee)	Director compensation arrangements ((Incorporated by reference to the second paragraph of Item 1.01 of the Company’s Current Report on Form 8-K dated December 19, 2005 (file number 0-17196)

10 (ff)	Guidelines for executive incentive plan for fiscal 2007 (Incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K dated August 31, 2006 (file number 0-17196)

14	Code of Conduct (incorporated by reference to Exhibit 14 to the Company’s Form 10-K for the year ended June 30, 2005 (file number 0-17196)).

22	Subsidiaries of the Company other than insignificant subsidiaries:

State of Incorporation
Subsidiary	or Organization

Midwest Grain Pipeline, Inc.	Kansas
MGP Ingredients of Illinois, Inc.	Illinois
Kansas City Ingredient Technologies, Inc.	Kansas

*23	Consent of BKD, LLP.

25	Powers of Attorney executed by all officers and directors of the Company who have signed this report on Form 10-K (incorporated by reference to the signature pages of this report).

*31.1	CEO Certification pursuant to Rule 13a-14(a).

*31.2	CFO Certification pursuant to Rule 13a-14(a).

*32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350.

*32.2	CFO Certification furnished pursuant to Rule 13a-14(b)

*  Filed herewith

SIGNATURES

Pursuant to requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Atchison, State of Kansas, on this  7th day of September, 2006.

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

Name	Title	Date

/s/Laidacker M. Seaberg	President (Principal	September 7, 2006
Laidacker M. Seaberg	Executive Officer) and Director

/s/Brian T.Cahill	Vice President and Treasurer	September 7, 2006
Brian T. Cahill	(Principal Financial and
Accounting Officer)

/s/Michael Braude	Director	September 7, 2006
Michael Braude

/s/John E. Byom	Director	September 7, 2006
John E. Byom

/s/Cloud L. Cray, Jr.	Director	September 7, 2006
Cloud L. Cray, Jr.

/s/Gary Gradinger	Director	September 7, 2006
Gary Gradinger

/s/Linda E. Miller	Director	September 7, 2006
Linda E. Miller

/s/Randy M. Schrick	Director	September 7, 2006
Randy M. Schrick

/s/Daryl R. Schaller	Director	September 7, 2006
Daryl R. Schaller

/s/John R. Speirs	Director	September 7, 2006
John R. Speirs

MGP INGREDIENTS, INC.

Consolidated Financial Statement Schedules

(Form 10-K)

June 30, 2006, 2005, and 2004

(With Auditors’ Report Thereon)

BKD, LLP

Twelve Wyandotte Plaza

120 West 12th Street, Suite 1200

Kansas City, MO 64105-1936

816-221-6300  Fax: 816-221-6380

bkd.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

Audit Committee, Board of Directors and Stockholders

MGP Ingredients, Inc.

Atchison, Kansas

In connection with our audit of the consolidated financial statements of MGP Ingredients, Inc. for each of the three years in the period ended June 30, 2006, we have also audited the following financial statement schedule.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits of the basic financial statements.  The schedule is presented for purposes of complying with the Securities and Exchange Commission’s rules and regulations and is not a required part of the consolidated financial statements.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ BKD, LLP

Kansas City, Missouri
August 22, 2006

MGP INGREDIENTS, INC.

VIII.     VALUATION AND QUALIFYING ACCOUNTS

	Balance,	Charged to	Charged		Balance,
	Beginning	Costs and	to Other		End of
	Of Period	Expenses	Accounts	Write-Offs	Period
	(In Thousands)
Year Ended June 30, 2006
Allowance for doubtful accounts	$320	$243	—	$243	$320

Year Ended June 30, 2005
Allowance for doubtful accounts	252	157	—	89	320

Year Ended June 30, 2004
Allowance for doubtful accounts	252	12	—	12	252

(This page intentionally left blank)