Form 10-Q
period 2006-10-01
MGP INGREDIENTS INC
filed 2006-11-09
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________ to _________________________________

Commission File Number:  0-17196

MGP INGREDIENTS, INC.
(Exact name of registrant as specified in its charter)

KANSAS	48-0531200
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 Main Street, Atchison Kansas	66002
(Address of principal executive offices)	(Zip Code)

(913) 367-1480
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

(Check One) ☐ Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value
16,431,860 shares outstanding
as of October 1, 2006

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
MGP Ingredients, Inc.
Atchison, Kansas

We have reviewed the accompanying condensed consolidated balance sheet of MGP Ingredients, Inc. as of October 1, 2006 and the related condensed consolidated statements of income and cash flows for the quarterly periods ended October 1, 2006 and September 30, 2005.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of June 30, 2006 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated August 22, 2006, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BKD, LLP

Kansas City, Missouri
November 1, 2006

MGP INGREDIENTS, INC.

CONSOLIDATED BALANCE SHEETS

	October 1,
	2006 Unaudited	June 30, 2006
ASSETS	Dollars in thousands, except share and per share amounts
Current Assets
Cash and cash equivalents	$12,948	$14,495
Segregated cash and investments	994	2,291
Receivables, net of allowance of $320 at October 1, 2006 and June 30, 2005	34,040	32,197
Inventories	29,739	30,467
Prepaid expenses	3,728	1,098
Deferred income taxes	1,591	1,990
Total current assets	83,040	82,538

Property and Equipment, at cost	342,008	336,428
Less accumulated depreciation	(218,043)	(214,593)
Property and equipment, net	123,965	121,835

Other Assets	208	211
Total assets	$207,213	$204,584

See Notes to Condensed Consolidated Financial Statements

MGP INGREDIENTS, INC.

CONSOLIDATED BALANCE SHEETS

	October 1,	June 30,
	2006 Unaudited	2006
	Dollars in thousands, except share and per share amounts
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$3,817	$3,796
Accounts payable	13,482	10,661
Accrued expenses	8,709	10,028
Income taxes payable	1,726	4,210
Deferred revenue	8,991	9,374
Total current liabilities	36,725	38,069

Long-Term Debt	11,501	12,355

Post Retirement Benefits	6,714	6,554

Deferred Income Taxes	12,798	12,694

Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 19,530,344 shares	6,715	6,715
Additional paid-in capital	9,180	7,203
Retained earnings	139,898	136,267
Accumulated other comprehensive loss - cash flow hedges	(672)	(482)
	155,125	149,707
Treasury stock, at cost
Common; October 1, 2006 - 3,098,484 shares, June 30, 2006 - 3,256,784 shares	(15,650)	(14,795)
Total stockholders’ equity	139,475	134,912
Total liabilities and stockholders’ equity	$207,213	$204,584

See Notes to Condensed Consolidated Financial Statements

MGP INGREDIENTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended
	October 1, 2006	September 30, 2005
	Dollars in thousands, except per share amounts
Net sales	$84,995	$77,046
Cost of sales	70,058	64,862
Gross profit	14,937	12,184

Selling, general and administrative expenses	4,859	5,709
Other operating income	596	168
Income from operations	10,674	6,643

Other income, net	360	116
Interest expense	(219)	(565)
Income before income taxes	10,815	6,194

Provision for income taxes	3,839	2,463
Net income	6,976	3,731

Other comprehensive income (loss), net of tax:	(190)	(135)
Comprehensive income	$6,786	$3,596

Per Share Data
Total basic earnings per common share	$0.43	$0.23
Total diluted earnings per common share	$0.41	$0.23

See Notes to Condensed Consolidated Financial Statements

MGP INGREDIENTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Year to Date Ended
(Unaudited)

	October 1, 2006	September 30, 2005
	Dollars in thousands
Cash Flows from Operating Activities
Net income	$6,976	$3,731
Items not requiring (providing) cash:
Depreciation and amortization	3,472	3,002
Loss on sale of assets	7	—
Deferred income taxes	503	(299)
Changes in:
Segregated cash and investments	1,297	—
Accounts receivable	(1,843)	(4,888)
Inventories	538	(4,052)
Accounts payable and accrued expenses	(414)	3,687
Deferred revenue	(383)	(394)
Income taxes payable/receivable	(2,484)	2,835
Other	(2,627)	(1,457)
Net cash provided by operating activities	5,042	2,165

Cash Flows from Investing Activities
Additions to property and equipment	(5,591)	(6,319)
Proceeds from disposition of equipment	71	—
Net cash used in investing activities	(5,520)	(6,319)

Cash Flows from Financing Activities
Purchase of treasury stock	(1,938)	—
Proceeds from stock plans	1,702	400
Principal payments on long-term debt	(833)	(9,690)
Proceeds from issuance of long-term debt	—	7,000
Proceeds from line of credit	—	2,000
Dividends paid		(2,482)
Net cash used in financing activities	(1,069)	(2,772)

Decrease in cash and cash equivalents	(1,547)	(6,926)
Cash and cash equivalents, beginning of year	14,495	10,384
Cash and cash equivalents, end of year	$12,948	$3,458

See Notes to Condensed Consolidated Financial Statements

MGP INGREDIENTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of the Company’s management, necessary to fairly present the financial position, results of operations and cash flows of the Company.  Those adjustments consist only of normal recurring adjustments.  The condensed consolidated balance sheet as of June 30, 2006 has been derived from the audited consolidated balance sheet of the Company as of that date.  Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Form 10-K Annual Report for the fiscal year ended June 30, 2006 filed with the Securities and Exchange Commission.  The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Company’s most recently completed fiscal year ended on June 30, 2006.  On June 8, 2006 the Board of Directors amended the Company’s Bylaws to effect a change in the fiscal year from a fiscal year ending June 30 to a 52/53 week fiscal year.  The Company’s 2007 fiscal year will end on July 1, 2007.  As a result of this change, the first quarter of the fiscal 2007 includes one additional day, the results of which are included in the accompanying condensed consolidated financial statements for the quarter ended October 1, 2006.

Note 2.  Earnings Per Share.

Basic earnings per share data is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Potentially dilutive instruments are stock options and unvested restricted stock awards.  The following is a reconciliation from the weighted average shares used for the basic earnings per share computation to the shares used for the diluted earnings per share computation for each of the quarter periods ended October 1, 2006 and September 30, 2005.

	Quarter Ended
Weighted average shares:	October 1, 2006	September 30, 2005
Basic Shares:	16,308,870	16,006,923
Additional weighted average shares attributable to:
Stock options:	278,198	241,965
Unvested restricted stock awards:	230,051	242,356
Diluted Shares:	16,817,119	16,491,244

Note 3.  Contingencies.

There are various legal proceedings involving the Company and its subsidiaries.  Except as noted below, management considers that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or operations of the Company.

The Company has been in negotiations with the Illinois Attorney General’s Office and the Illinois Environmental Protection Agency (“IEPA”) to settle an enforcement proceeding related to emissions at the

Pekin, Illinois location.  The Company has reached a settlement with the IEPA.  A Settlement Agreement is being circulated for final signature which provides for a total payment of the Company of $500,000, including a contribution to a state special project fund.  As of October 1, 2006, the Company had accrued $500,000, which is included in other accrued liabilities, with respect to this matter.  The amount of the ultimate settlement could differ materially in the near future.

Note 4.  Operating Segments.

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

	Quarter Ended
	October 1, 2006	September 30, 2005
(in thousands)
Sales to Customers
Ingredients	$15,990	$22,450
Distillery products	69,005	54,596
Total	84,995	77,046

Depreciation
Ingredients	1,658	1,546
Distillery products	1,681	1,325
Corporate	133	127
Total	3,472	2,998

Income before Income Taxes
Ingredients	(3,562)	(219)
Distillery products	15,242	6,949
Corporate	(865)	(536)
Total	$10,815	$6,194

	October 1, 2006	June 30, 2006

Identifiable Assets
Ingredients	$74,570	$72,992
Distillery products	96,142	96,222
Corporate	36,900	35,370
Total	$207,612	$204,584

Note 5.  Pension and Post Retirement Benefit Obligations.

The Company and its subsidiaries provide certain post-retirement health care and life benefits to all employees.  The liability for such benefits is unfunded.  The Company uses a May 31 measurement date for the plan

The components of the Net Periodic Benefit Cost for the quarters ended October 1, 2006 and September 30, 2005 are as follows:

	Quarter Ended
(in Thousands)	October 1, 2006	September 30, 2005
Service cost	$61	$74
Interest cost	115	74
Prior service cost	(9)	(9)
(Gain) loss	7	-
Total post-retirement benefit cost	$174	$139

The Company previously disclosed in its financial statements for the year ended June 30, 2006, amounts expected to be paid to plan participants.  There have been no revisions to these estimates and there have been no changes in the estimate of total employer contributions expected to be made for the fiscal year ended July 1, 2007.

Total employer contributions for the quarter ended October 1, 2006 were $92,000.

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

Note 6.  Recently Issued Accounting Pronouncements.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income taxes (“FIN 48”).  FIN 48, which is an interpretation of SFAS No. 109, “Accounting for Income Taxes,” provides guidance on the manner in which tax positions taken or to be taken on tax returns should be reflected in an entity’s financial statements prior to their resolution with taxing authorities.  The Company is required to adopt FIN 48 during the first quarter of fiscal 2008.  The Company is currently evaluating the requirements of FIN 48 and has not yet determined the impact, if any; this interpretation may have on its consolidated financial statements.

In September 2006, the FASB released SFAS Statement No. 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires the Company to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status.  This section of the standard is effective for the Company as of the end of its fiscal year on July 1, 2007.  The statement also eliminates the option of using a measurement date prior to the Company’s fiscal year-end effective June 28, 2009.  SFAS 158 provides two methods for transition to a fiscal year-end measurement date, both of which are to be applied prospectively.  Under the first approach, plan assets are measured on May 31, 2008 and then re-measured on June 30, 2008 (the first day of the fiscal year ended June 28, 2009).  Under the second approach, a 13-month measurement will be determined on May 31, 2008 that will cover the period until the fiscal year-end measurement is required on June 28, 2009.  The Company currently uses a measurement date prior to its fiscal year-end and is currently evaluating which measurement transition alternative it will use.  SFAS 158 is not expected to have a material impact on the Company’s results of operations, financial condition, liquidity or compliance with debt covenants.

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This section contains forward-looking statements as well as historical information.  All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements.  In addition, forward-looking statements are usually identified by or are associated with such words as “intend,” “plan”, “believe,” “estimate,” “expect,” “anticipate,” “hopeful,” “should,” “may,” “will”, “could” and or the negatives of these terms or variations of them or similar terminology.  They reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance.  All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement.  Important factors that could cause actual results to differ materially from our expectations include, among others:  (i) the availability and cost of grain, (ii) fluctuations in gasoline prices, (iii) fluctuations in energy costs, (iv) competitive environment and related market conditions, (vi) our ability to realize operating efficiencies, (vii) the effectiveness of our hedging programs, (viii) access to capital and (ix) actions of governments.  For further information on these and other risks and uncertainties that may affect our business, see Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

RESULTS OF OPERATIONS

General

Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations—General, incorporated by reference to Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 for certain general information about our principal products and costs.

Critical Accounting Policies

Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, incorporated by reference to Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 for accounting policies which are considered by management to be critical to an understanding of the Company’s financial statements.

DEVELOPMENTS IN THE INGREDIENTS SEGMENT

A previously reported loss of sales to a major pet industry customer is the primary reason for the decline in our ingredient sales.  Although sales of specialty ingredients for food applications also were lower compared to a year ago, average selling prices for both specialty starches and proteins were higher than in the prior year period.

Recently, we have taken steps to size the ingredients portion of our business, particularly in the food area, to more appropriately align with current production and sales requirements.  These steps have included adjustments in the size of our workforce across multiple disciplines within our organization.  We are also concentrating our production and marketing efforts on supplying our core base of loyal customers with a more select array of high quality, premium ingredients that address nutritional, sensory and convenience issues and that can help build value while making more efficient use of our existing capacities.  We continue to step up our research and development efforts and are revamping the responsibilities of our technical applications scientists, who in the future will perform a significantly more integral role as solutions providers to our customers.  We are putting more focus on fewer core products, specifically Fibersym®, Arise®, Wheatex®, and FiberRite™ RW.

DEVELOPMENTS IN THE DISTILLERY PRODUCTS SEGMENT

On August 31, 2006, our Board of Directors approved plans for a series of distillery equipment upgrades that are expected to help boost our total alcohol production capacity by up to 15% above our existing capacity of approximately 110 million gallons annually.  The upgrades are scheduled to be completed in phases between now and the summer of 2007 at our Pekin, Illinois and Atchison, Kansas plants at a projected cost of $10 million.

SEGMENT RESULTS

The following is a summary of revenues and pre-tax profits/(loss) allocated to each reportable operating segment for the quarters October 1, 2006 and September 30, 2005.

(dollars in thousands)	First Quarter Fiscal 2007 July 1—Oct. 1, 2006	First Quarter Fiscal 2006 July 1-Sept. 30, 2006
Ingredients
Net Sales	$15,990	$22,450
Pre-Tax Income (Loss)	(3,562)	(219)
Distillery Products
Net Sales	$69,005	$54,596
Pre-Tax Income	15,242	6,949

GENERAL

Our total earnings in the first quarter of fiscal 2007 increased significantly compared to the first quarter of fiscal 2006 as the result of increased profitability in our distillery products segment, which more than offset a loss in our ingredients segment.  Our profit performance in the ingredients segment was adversely affected by reduced unit sales of certain of our higher valued specialty ingredients along with higher raw material prices for wheat compared to the prior year’s first quarter.

The increase in total sales revenue compared to the prior year’s first quarter resulted from increased sales in the distillery products segment.  Distillery products sales rose by approximately $14.4 million, or nearly 26 percent, above distillery products sales in the first quarter of fiscal 2006.  Sales of ingredients, on the other hand, decreased by approximately $6.5 million, or approximately 29 percent, compared to a year ago.

The increase in distillery products sales resulted from higher unit sales and improved selling prices for food grade alcohol for beverage and industrial applications combined with improved prices for fuel grade alcohol.  Sales of distillers feed, the principal by-product of our alcohol production process, also increased compared to the prior year’s first quarter due to a slight improvement in selling prices, which offset slightly lower unit sales.  A significant percentage of our fuel grade alcohol sales are made pursuant to contracts ranging from six to nine months duration.  In line with this practice, at April 1, 2006 we had contracted a sizeable portion of our total current alcohol capacity to customers in the fuel alcohol area through the end of calendar 2006.  Consistent with forward market activity, these contracts are at prices similar to prices in the fourth quarter of fiscal 2006.

The decrease in ingredients sales principally resulted from lower sales of specialty ingredients for both food and non-food applications.  Sales of commodity ingredients also decreased compared to the prior year’s first quarter mainly to lower sales of commodity wheat gluten, which was partially offset by higher sales of commodity starch.

The decline in sales of specialty ingredients for non-food applications resulted primarily from decreased sales of our MGPI Chewtex™ line of protein- and starch-based resins, which are produced for use in the manufacture of pet chews and related treats.  Sales of ingredients for use in personal care products also decreased compared to the prior year’s first quarter.  The decline in sales of specialty ingredients for food applications was principally due to lower unit sales of our specialty starches and specialty proteins.  However, average selling prices for both specialty starches and proteins were higher than during the first quarter of fiscal 2006.  The decline in sales of commodity gluten was due to lower unit sales, which offset a small increase in selling prices.  The increase in commodity starch sales revenue was due to higher average prices, which offset a decline in unit sales.

INGREDIENTS

Total ingredient sales in the first quarter of fiscal 2007 decreased by approximately $6.5 million, or approximately 29 percent, compared to the prior year’s first quarter.  This principally was due to a $4.8 million, or 66 percent, reduction in sales of specialty ingredients for non-food food applications, and a $1.4 million, or approximately 12 percent, decline in sales of specialty ingredients for food applications.  Sales of commodity ingredients decreased by $284,000, or 7 percent, due to a $516,000, or 20 percent, decline in sales of commodity gluten, which offset a $154,000, or 12 percent rise in sales of commodity starch.  Sales of mill feed and other mill products increased by nearly $78,000, or 29 percent.  The decrease in sales of specialty ingredients for non-food applications principally occurred in sales of our Chewtex® protein- and starch-based resins for use in pet industry products due to loss of sales to a major customer.  The decrease in sales of specialty ingredients for food applications compared to the prior year’s first quarter mainly occurred as a result of lower sales of our Fibersym® resistant starches, Arise® wheat protein isolates and Wheatex® textured wheat proteins.

DISTILLERY PRODUCTS

Total sales of our distillery products in the first quarter of fiscal 2007 rose by approximately $14.4 million, or 26 percent, compared to the first quarter of fiscal 2006.  This improvement was due to a $9.4 million, or nearly 34 percent, increase in sales of fuel grade alcohol and a $4.3 million, or 21 percent, increase in sales of food grade alcohol.  In the food grade area, sales of alcohol for industrial applications rose by $3.0 million, or 20 percent, and sales of food grade alcohol for beverage applications rose by approximately $1.3 million, or 25 percent, in each case due to a combination of higher prices and increased unit sales.  The increased sales of fuel grade alcohol resulted from higher average selling prices.  Distillers feed sales increased by $684,000, or 10 percent, as a result of slightly higher selling prices.

SALES

Net sales in the first quarter of fiscal 2007 increased by $7.9 million, or 10 percent, above net sales in the first quarter of fiscal 2006.  This improvement was due to increased distillery products sales.  Ingredients sales decreased compared to the prior year.  The increase in distillery products sales largely resulted from higher unit sales and prices for food grade alcohol for industrial and beverage applications and increased prices for fuel grade alcohol and distillers grain, which offset small declines in units sales of fuel alcohol and distillers grain.  The decrease in ingredients sales principally resulted from reduced unit sales of specialty ingredients for food and non-food applications together with lower sales of commodity ingredients.

COST OF SALES

The cost of sales in the first quarter of fiscal 2007 rose by approximately $5.2 million, or nearly 8 percent, over cost of sales in the first quarter of fiscal 2006.  This increase was mainly due to higher grain costs and higher costs of supplies used in our manufacturing processes, partially offset by a decrease in energy costs related to lower natural gas prices.  Additionally, the increase was a function of higher depreciation expense resulting from a higher depreciable asset base due to certain assets being placed in service in the prior fiscal year.  The higher costs of manufacturing-related grain and supplies were primarily due to increased prices.  Wheat prices were approximately 34 percent higher than those experienced in the first quarter of fiscal 2006 while corn prices averaged nearly 3 percent higher compared to a year ago.  For the first quarter of fiscal 2007, natural gas prices decreased approximately 20 percent compared to the same period the prior year.

In connection with the purchase of raw materials, principally corn and wheat, for anticipated operating requirements, we enter into commodity contracts to hedge the risk of future grain price increases.  During the first quarter of fiscal 2007, we hedged approximately 46 percent of corn processed compared with approximately 36 percent of corn hedged in the first quarter of fiscal 2006.  Of the wheat that we processed in the first quarter of fiscal 2007, approximately 13 percent was hedged compared to 0 percent hedged during the same period the prior year.

Raw material costs in the first quarter of fiscal 2007 included a net hedging loss of approximately $2.0 million compared to a net hedging loss of $600,000 in the first quarter of fiscal 2006.  During the first quarter of fiscal 2007, no ethanol futures were hedged compared to a net loss of $24,000 on ethanol futures in the prior year’s first quarter.

These hedge transactions are highly effective.  Accordingly, nearly all related losses were entirely offset by reduced raw materials costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses in the first quarter of fiscal 2007 decreased by approximately $850,000, or nearly 15 percent, compared to selling, general and administrative expenses in the first quarter of fiscal 2006.  This decrease was mainly due to reduced costs associated with our stock incentive plans along with computer technology costs, including costs largely related to the development and implementation of our Enterprise Resource Planning system.  Additionally, in the first quarter of fiscal 2006, we incurred increased expenses related to higher health care costs for post-employment benefits.

OTHER INCOME

The increase of approximately $244,000 in other income in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 was principally attributable to changes in interest capitalized as well as the effect of certain other non-recurring, non-operating revenue items.  It is our practice to credit other income for interest incurred that is capitalized.

INTEREST EXPENSE

Interest expense in the first quarter of fiscal 2007 decreased compared to the prior year’s first quarter.  This was primarily due to the payment of a make whole premium in connection with the refinancing of our notes to the Principal Mutual Life Insurance Company during the first quarter of fiscal 2006 as well as lower balances of outstanding debt during the first quarter of the current fiscal year.  These factors, which led to a reduction in interest expense, were partially offset by increases in borrowing rates.

TAXES AND INFLATION

For the quarter ended October 1, 2006, our income tax provision was $3,839,000 for an effective rate of 35.5 percent compared to a provision of $2,463,000 for the period ended September 30, 2005 at an effective rate of 39.8 percent.  This decrease in the effective rate was primarily the result of a $1.3 million state income tax credit related to certain capital investments we made during prior years, as well as tax benefits related to federal domestic producer tax incentives.

As of October 1, 2006, we had approximately $1.1 million in unused Kansas State Income Tax Credits (“tax credits”) related to capital investments we have made at our Atchison, Kansas facility.  These tax credits are available for use through June 30, 2015 and are contingent upon meeting certain criteria related to job training as well as wages paid relative to industry standards.  Additionally, application of these tax credits is contingent upon having sufficient taxable income in the state of Kansas.  It is our policy is to take advantage of tax benefits whenever they are available.  We recognize these tax credits within our tax provision as these criteria are substantially satisfied.

NET INCOME

As the result of the foregoing factors, we experienced net income of $6,976,000 in the first quarter of fiscal 2007 compared to net income of $3,731,000 in the first quarter of fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

The following table is presented as a measure of our liquidity and financial condition:  (Dollars in thousands)

	October 1,	June 30,
	2006	2006
Cash and cash equivalents	$12,948	$14,495
Working capital	46,315	44,469
Amounts available under lines of credit	20,000	20,000
Notes payable and long-term debt	15,318	16,151
Stockholders’ equity	139,475	134,912

CASH FLOW INFORMATION

Summary cash flow information follows for the quarters ended October 1, 2006 and September 30, 2005, respectively:  (Dollars in thousands)

	Quarter Ended
	October 1,	September 30,
	2006	2005
Cash flows provided by (used for):
Operating activities	$5,042	$2,165
Investing activities	(5,520)	(6,319)
Financing activities	(1,069)	(2,772)

Increase (decrease) in cash and cash equivalents	(1,547)	(6,926)
Cash and cash equivalents at beginning of year	14,495	10,384
Cash and cash equivalents at end of year	$12,948	$3,458

During the quarter ended October 1, 2006, our consolidated cash decreased $1,547,000 compared to a decrease of $6,926,000 during the quarter ended September 30, 2005.  This net improvement in cash flow was a result of improved operating cash flows, reduced capital expenditures and improved financing cash flow primarily related to stock plans.  These factors, which led to an overall improvement in cash flow versus the same period in fiscal 2006, were partially offset by the purchase of treasury stock.  The principal sources of cash are operating cash flow, proceeds from stock plans and the issuance of long-term debt.  Principal uses of cash are capital expenditures, payment of debt and the payment of dividends.

Operating Cash Flows.  Summary operating cash flow information for the quarters ended October 1, 2006 and September 30, 2005, respectively, is as follows:  (Dollars in thousands):

	Quarter Ended
	October 1,	September 30,
	2006	2005
Net income	$6,976	$3,731
Depreciation	3,472	3,002
Loss (gain) on sale of assets	7	-
Deferred income taxes	503	(299)
Changes in:
Segregated cash and investments	1,297	-
Accounts receivable	(1,843)	(4,888)
Inventories	538	(4,052)
Accounts payable and accrued expenses	(414)	3,687
Deferred revenue	(383)	(394)
Income taxes payable/receivable	(2,484)	2,835
Other	(2,627)	(1,457)
Net cash provided by operating activities	$5,042	$2,165

Cash flow from operations for the three months ended October 1, 2006 increased $2,877,000 to $5,042,000 from $2,165,000 for the three months ended September 30, 2005.  This improvement in operating cash flow was primarily attributable to the increase in net income of $3,245,000.  Additionally, decreases in segregated cash and investments related to our hedge trading accounts as well as reductions in inventory also contributed to increased operating cash flow.  These factors, which served to increase operating cash flow, were partially offset by cash outflows related to income taxes payable.  Additionally, operating cash flow was impacted by the timing of cash receipts and disbursements resulting in increases in accounts receivable, reductions of accounts payable and accrued expenses as well as the pre-payment of certain expenses in the first quarter of fiscal 2007.

Investing Cash Flows.  Net investing cash outflow was $5,520,000 for the three months ended October 1, 2006 compared to $6,319,000 for the three months ended September 30, 2005.  During the three months ended October 1, 2006, we made $5,591,000 in capital expenditures, including expenditures relating to distillery expansion at our Atchison plant, the acquisition of feed dryers at our Pekin plant; injection molding and packaging equipment at the Kansas City facility, equipment to improve the efficiency of our alcohol production facilities at Pekin as well as construction costs related to our new corporate headquarters and tech center in Atchison.  The effect of these capital expenditures was partially offset by the sale of certain equipment and vehicles of $71,000.

Financing Cash Flows.  Net Financing cash outflow for the three months ended October 1, 2006, was $1,069,000 compared to $2,772,000 for the three months ended September 30, 2005.  During the three months ended October 1, 2006, we used cash flows from operations to make principal payments on debt of $833,000.  No other debt activity occurred during this period.  During the three months ended September 30, 2005, we borrowed $7,000,000 from General Electric Capital Corporation (“GECC”) and used those proceeds to pay the unsecured notes payable to The Principal Mutual Life Insurance Company of $6,816,000.  We used cash flows from operations to make principal payments on debt of $874,000.  Additionally, we drew $2,000,000 on our line of credit for operating needs and subsequently repaid this amount.  As a result, net cash outflows related to debt transactions in the three months ended September 30, 2005 were $690,000.

During the three months ended October 1, 2006, we used cash flows from operations of $1,938,000 to purchase 80,500 shares of our common stock at an average price of approximately $24.09 per share by paying the taxes withheld on 230,000 shares of restricted stock that had vested and had been awarded to the participants of the Company’s long-term incentive plan.

These factors were partially offset by proceeds from stock plans related to the exercise of outstanding stock options and tax benefits related to the restricted stock awards of $1,702,000.

We did not purchase any shares of our common stock as part of any publicly announced plans or programs during the three months ended October 1, 2006.  As of October 1, 2006, the Board has authorized the purchase of approximately 1,626,000 additional shares of our common stock.

CONTRACTUAL OBLIGATIONS.

As of October 1, 2006, the amount of long-term debt was $15,318,000 compared to $16,151,000 at June 30, 2006.

FINANCIAL COVENANTS

In connection with our loan and capital lease agreements, we are required to comply with certain covenants, a summary of which are as follows:

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

LINES OF CREDIT

Our line of credit for $20 million, available for general corporate purposes, was amended on July 1, 2006 so that it now extends to July 1, 2007.  As of October 1, 2006, we had no outstanding borrowings under the line.

WORKING CAPITAL

Our working capital increased $1,846,000 from June 30, 2006 to October 1, 2006.  This increase was primarily the result of increased accounts receivable and prepaid expenses as well as decreased accrued expenses, income taxes payable and deferred revenue. These factors, which led to an increase in working capital, were partially offset by reduced cash balances (including segregated cash held with our hedge trading broker), reduced inventories, increased current debt maturities and increased accounts payable.

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company produces its products from wheat, corn and milo and, as such, is sensitive to changes in commodity prices.  Grain futures and/or options are used as a hedge to protect against fluctuations in the market.  The information regarding inventories and futures contracts at June 30, 2006, as presented in the annual report, is not significantly different from October 1, 2006.

ITEM 4.  CONTROLS AND PROCEDURES.

(a)           Evaluation of disclosure controls and procedures.

Our Chief Executive Officer, President and Chief Financial Officer, after evaluating the design and effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequately designed and operating effectively to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-Q Quarterly Report was being prepared.

(b)           Changes in Internal Controls.

There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or 15d-15 that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Effective July 1, 2006, the Company implemented an Enterprise Resource Planning (ERP) system.  We are in the process of evaluating the operational effectiveness of additional and improved control activities that are incorporated in a system of this nature.

PART II — OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS.

Reference is made to Item 3. Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006 for information regarding certain legal proceedings to which the Company or its Illinois subsidiary are subject.

One of the matters mentioned was National Starch and Chemical Investment Holding Corporation, Penford Australia, Ltd. and Penford Holdings Pty v. Cargill, Inc. and MGP Ingredients, Inc., Civil Action 04-1443-GMS, U.S. District Court, District of Delaware.  On September 11, 2006 the Company and Cargill, Incorporated entered into a settlement agreement with National Starch and Chemical Investment Holding Corporation, Penford Australia Limited and Penford Holdings Pty pursuant to which the claims and counterclaims asserted in the case have been dismissed with prejudice by stipulation of the parties.  Cargill previously assumed the company’s defense in this matter and in connection with the settlement will reimburse the Company for all but an immaterial portion of its unreimbursed legal expenses.  In connection with the settlement, the Company has granted National and certain of its affiliates a royalty bearing sublicense under its ‘946 patent and related technology to make high amylose maize starch and to sell it anywhere except in the United States.

Another matter referred to in our annual report on Form 10-K was an administrative proceeding brought in 1997 by the Illinois Attorney General on behalf of the Illinois Environmental Protection Agency relating to our Pekin facility.  We have reached a settlement with the State.  A Settlement Agreement is being circulated for final signature which provides for a total payment of the Company of $500,000, including a contribution to a state special project fund.

Another matter referred to was MGP Ingredients, Inc. v. Mars, Incorporated et. al., Civil Action No 06-2318, U.S. District Court, District of Kansas.  On September 25, the defendants filed an answer denying the company’s substantive claims and a partial motion to dismiss the company’s tortious interference and misappropriation of trade secrets claims for failure to state a claim upon which relief can be granted.  Defendants also pled various other affirmative defenses, including waiver, estoppel, unclean hands, non-infringement and invalidity of patent claims.

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table shows repurchase information regarding purchases by the Company of shares of its stock during the quarter ended October 1, 2006.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units (that May Yet Be Purchased Under the Plans or Programs
July 1 — July 31, 2006	0	—	0
August 1 — August 31, 2006	0	—	0
September 1 — October 1, 2006	80,500(a)	$24.09	0	1,613,716(b)

(a)                                  Pursuant to elections made in connection with restricted stock awards made under the Company’s Stock Incentive Plan of 2004, the Company repurchased 80,500 shares of stock from awards that vested upon the satisfaction of performance goals.

(b)                                 On various dates, the Board of directors authorized the purchase of an aggregate of 6,000,000 shares of Common Stock of which 4,386,284 shares had been purchased as of October 1, 2006.  This program was first announced on June 5, 1997.  During the three months ended October 1, 2006, no shares were purchased under the program.  The program has no expiration date.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                                  The annual meeting of stockholders of the Company was held on October 12, 2006.

(b)                                 At the annual meeting, the following persons where elected to the Board of Directors:

Linda E. Miller was elected to the office of Group A Director for a term expiring in 2009 with 14,939,343 common share votes for her election and 152,847 votes withheld;

Daryl R. Schaller, Ph.D. was elected to the office of Group A Director for a term expiring in 2009 with 14,944,074 common share votes for his election and 148,116 votes withheld; and

Michael Braude was elected to the office of Group B Director for a term expiring in 2009 with 410 preferred share votes for his election and 0 votes withheld.

In addition, the terms of Gary Gradinger and John R. Speirs as Group A Directors continued after the annual meeting and the terms of John E. Byom, Cloud L. Cray, Jr.,

Randall M. Schrick and Laidacker M. Seaberg as Group B Directors continued after the annual meeting.

(c)                                  At the annual meeting, the following other actions were taken by stockholders:

The stockholders approved a proposal to adopt the Company’s Non-Employee Directors’ Restricted Stock Plan , with 11,294,971 common share votes and 410 preferred share votes in favor, 141,949 common share votes and 0 preferred share votes opposed, and 97,826 common shares and 0 preferred shares abstaining.

ITEM 6.                                                     EXHIBITS

3.1                                              Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)

3.2                                              Bylaws of the Company (Incorporated by reference to Exhibit 3(b) of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (File Number 0-17196)

*15.1                                 Letter from independent public accountants pursuant to paragraph (d) of Rule 10-01 of Regulation S-X (incorporated by reference to Independent Accountants’ Review Report at page 3 hereof).

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

*31.2                                 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.3                                 Certification of President pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002

*32.1                                 Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2                                 Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.3                                 Certification of President pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002

______________________

* Filed herewith

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date: November 9, 2006	By	/s/ Ladd M. Seaberg
Ladd M. Seaberg, Chairman of the
Board and Chief Executive Officer

Date: November 9, 2006	By	/s/ Brian T. Cahill
Brian T. Cahill, Vice President
and Chief Financial Officer