Form 10-Q
period 2006-12-31
MGP INGREDIENTS INC
filed 2007-02-09
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006.

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
16,456,460 shares outstanding
as of December 31, 2006

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

MGP Ingredients, Inc.

Atchison, Kansas

We have reviewed the accompanying condensed consolidated balance sheet of MGP Ingredients, Inc. as of December 31, 2006 and the related condensed consolidated statements of income for the three-month and six-month periods ended December 31, 2006 and 2005, and cash flows for the six-month periods ended December 31, 2006 and 2005.  These interim financial statements are the responsibility of the Company’s management.

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

/s/ BKD, LLP

Kansas City, Missouri
February 7, 2007

MGP INGREDIENTS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	June 30, 2006
	Unaudited
	Dollars in thousands, except share and per share amounts
ASSETS
Current Assets
Cash and cash equivalents	$10,479	$14,495
Segregated cash and investments	3,146	2,291
Receivables, net of allowance of $320 at December 31, 2006 and June 30, 2006.	35,861	32,197
Inventories	35,339	30,467
Prepaid expenses	3,256	1,098
Deferred income taxes	4,277	1,990
Total current assets	92,358	82,538

Property and Equipment, at cost	346,311	336,428
Less accumulated depreciation	(221,505)	(214,593)
Property and equipment, net	124,806	121,835

Other Assets	205	211
Total assets	$217,369	$204,584

See Notes to Condensed Consolidated Financial Statements

MGP INGREDIENTS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	June 30, 2006
	Unaudited
	Dollars in thousands, except share and per share amounts
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$3,761	$3,796
Accounts payable	16,211	10,661
Accrued expenses	5,958	10,028
Income taxes payable	1,614	4,210
Deferred revenue	8,609	9,374
Total current liabilities	36,153	38,069

Long-Term Debt	10,612	12,355

Post Retirement Benefits	6,775	6,554

Deferred Income Taxes	16,955	12,694

Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 19,530,344 shares	6,715	6,715
Additional paid-in capital	9,500	7,203
Retained earnings	146,732	136,267
Accumulated other comprehensive loss – cash flow hedges	(547)	(482)
	162,404	149,707
Treasury stock, at cost
Common; December 31, 2006 – 3,073,884 shares, June 30, 2006 - 3,256,784 shares	(15,530)	(14,795)
Total stockholders’ equity	146,874	134,912
Total liabilities and stockholders’ equity	$217,369	$204,584

See Notes to Condensed Consolidated Financial Statements

MGP INGREDIENTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended		Year to Date
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
	Dollars in thousands, except per share amounts
Net sales	$87,645	$75,671	$172,640	$152,717
Cost of sales	71,322	69,931	141,380	134,793
Gross profit	16,323	5,740	31,260	17,924

Selling, general and administrative expenses	5,108	5,039	9,967	10,748
Other operating income	175	281	771	449
Income from operations	11,390	982	22,064	7,625

Other income, net	200	521	560	637
Interest expense	(232)	(267)	(451)	(832)
Income before income taxes	11,358	1,236	22,173	7,430

Provision for income taxes	4,523	418	8,362	2,881
Net income	6,835	818	13,811	4,549

Other comprehensive income (loss), net of tax:	125	393	(65)	258
Comprehensive income	$6,960	$1,211	$13,746	$4,807

Per Share Data
Total basic earnings per common share	$0.42	$0.05	$0.84	$0.28
Total diluted earnings per common share	$0.40	$0.05	$0.82	$0.27

Dividends per common share	$0.20	$—	$0.20	$0.15

See Notes to Condensed Consolidated Financial Statements

MGP INGREDIENTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year to Date Ended
(Unaudited)

	December 31, 2006	December 31, 2005
	Dollars in thousands
Cash Flows from Operating Activities
Net income	$13,811	$4,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,993	6,011
Gain on sale of assets	(3)	(14)
Deferred income taxes	1,974	(299)
Changes in working capital items:
Segregated cash and investments	(855)	—
Accounts receivable	(3,664)	(4,565)
Inventories	(4,937)	(5,781)
Accounts payable and accrued expenses	2,295	4,535
Deferred revenue	(765)	(788)
Income taxes payable/receivable	(2,596)	3,190
Other	(2,158)	(1,091)
Net cash provided by operating activities	10,095	5,747

Cash Flows from Investing Activities
Additions to property and equipment	(9,281)	(11,264)
Proceeds from disposition of equipment	87	51
Net cash used in investing activities	(9,194)	(11,213)

Cash Flows from Financing Activities
Purchase of treasury stock	(1,938)	—
Proceeds from stock plans	2,142	832
Principal payments on long-term debt	(1,778)	(10,497)
Proceeds from issuance of long-term debt	—	7,000
Proceeds from line of credit	—	4,000
Dividends paid	(3,343)	(2,482)
Net cash used in financing activities	(4,917)	(1,147)

Decrease in cash and cash equivalents	(4,016)	(6,613)
Cash and cash equivalents, beginning of year	14,495	10,384
Cash and cash equivalents, end of year	$10,479	$3,771

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

The Company’s most recently completed fiscal year ended on June 30, 2006.  On June 8, 2006 the Board of Directors amended the Company’s Bylaws to effect a change in the fiscal year from a fiscal year ending June 30 to a 52/53 week fiscal year.  The Company’s 2007 fiscal year will end on July 1, 2007.  As a result of this change, the first quarter of fiscal 2007 included one additional day than the first quarter of fiscal 2006 while the second quarter of fiscal 2007 includes one less day than the second quarter of fiscal 2006, the results of which are included in the accompanying condensed consolidated financial statements for the quarter and year to date ended December 31, 2006.

Note 2.  Earnings Per Share.

Basic earnings per share data is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Potentially dilutive instruments are stock options and unvested restricted stock awards.  The following is a reconciliation from the weighted average shares used for the basic earnings per share computation to the shares used for the diluted earnings per share computation for each of the quarter and year-to-date periods ended December 31, 2006 and 2005.

	Quarter Ended		Year to Date
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
Weighted average shares:
Basic Shares:	16,440,705	16,064,041	16,374,787	16,035,482
Additional weighted average shares attributable to:
Stock options:	262,886	318,878	263,873	298,731
Unvested restricted stock awards:	261,948	283,118	263,924	267,429
Diluted Shares:	16,965,539	16,666,037	16,902,584	16,601,642

Note 3.  Contingencies.

There are various legal proceedings involving the Company and its subsidiaries.  Except as noted below, management considers that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or operations of the Company.

The Company has been in negotiations with the Illinois Attorney General’s Office and the Illinois Environmental Protection Agency (“IEPA”) to settle an enforcement proceeding related to emissions at the Pekin, Illinois location.  The Company has reached a settlement with the IEPA.  A Stipulation and Proposal for Settlement  has been signed providing for a total payment  by  the Company of $500,000, including a contribution to a state special project fund. The settlement proposal  was submitted to the Illinois Pollution Control Board (“the Board”) for final judgment.  The  Board accepted and approved the settlement proposal on January 26, 2007.  As of December 31, 2006, the Company has accrued $500,000, which is included in other accrued liabilities, with respect to this matter.

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

	Quarter Ended		Year to Date
(in thousands)	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
Sales to Customers
Ingredients	$15,963	$22,012	$31,953	$44,462
Distillery products	71,682	53,659	140,687	108,255
Total	87,645	75,671	172,640	152,717

Depreciation
Ingredients	1,625	1,552	3,283	3,098
Distillery products	1,715	1,325	3,396	2,650
Corporate	176	129	309	256
Total	3,516	3,006	6,988	6,004

Income before Income Taxes
Ingredients	(4,575)	(2,174)	(8,137)	(2,393)
Distillery products	15,978	3,856	31,220	10,805
Corporate	(45)	(446)	(910)	(982)
Total	$11,358	$1,236	$22,173	$7,430

	December 31, 2006	June 30, 2006
Identifiable Assets
Ingredients	$74,887	$72,992
Distillery products	104,479	96,222
Corporate	38,003	35,370
Total	$217,369	$204,584

Note 5.  Pension and Post Retirement Benefit Obligations.

The Company and its subsidiaries provide certain post-retirement health care and life benefits to all employees.  The liability for such benefits is unfunded.  The Company uses a May 31 measurement date for the plan

The components of the Net Periodic Benefit Cost for the quarter and year to date periods ended December 31, 2006 and 2005, respectively, are as follows:

	Quarter Ended		Year to Date
(in thousands)	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
Service cost	$61	$74	$122	$148
Interest cost	115	74	230	148
Prior service cost	(9)	(9)	(18)	(18)
(Gain) loss	9	—	16	—
Total post-retirement benefit cost	$176	$139	$350	$278

The Company previously disclosed in its financial statements for the year ended June 30, 2006, amounts expected to be paid to plan participants.  There have been no revisions to these estimates and there have been no changes in the estimate of total employer contributions expected to be made for the fiscal year ended July 1, 2007.

Total employer contributions for the quarter ended December 31, 2006 were $195,000.

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

Note 6.  4.90% Industrial Revenue Bond Obligation.

On December 28, 2006, the Company engaged in an industrial revenue bond transaction with the City of Atchison, Kansas pursuant to which the City (i) under a trust indenture, (“the Indenture”), issued $7.0 million principal amount of its industrial revenue bonds (“the Bonds”) to the Company and used the proceeds thereof to acquire from the Company its newly constructed office building and technical center in Atchison, Kansas, (“the Facilities”)and (ii) leased the Facilities back to the Company under a capital lease (“the Lease”).  The bonds mature on December 1, 2016 and bear interest, payable annually on December 1st of each year commencing December 1st, 2007 at the rate of 4.90% per annum.  Basic rent under the lease is payable annually on December 1st in an amount sufficient to pay principal and interest on the bonds.  The Indenture and Lease contains certain provisions, covenants and restrictions customary for this type of transaction.  In connection with the transaction, the Company agreed to pay the city an administrative fee of $50,000 payable over 10 years.

In connection with the foregoing transaction, the Company also entered a Fifth Amendment to its Line of Credit Loan Agreement with Commerce Bank excluding the application of specified sections of the Line of Credit Loan Agreement to the transaction.

The purpose of the transaction was to facilitate certain property tax abatement opportunities available to the Company related to the newly constructed Facilities.  The Company will be eligible to apply for 10 years property tax abatement on the facilities acquired with bond proceeds.  These property tax abatements terminate upon maturity of the Bonds on December 1st, 2016.  The issuance of the Bonds is integral to the tax abatement process.  Financing for the Facilities has been provided internally from the Company’s operating cash flow.  Accordingly, upon consummation of the transaction and issuance of the Bonds, the Company acquired all bonds issued for $7.0 million excluding transaction fees.  As a result, the Company holds all of the outstanding Bonds.  It is management’s intention to hold these bonds to their maturity.  Because the Company holds all outstanding bonds, management considers the debt de-facto cancelled and, accordingly, no amount for these Bonds is reflected as debt outstanding on the Balance Sheet as of December 31, 2006.

Note 7.  Recently Issued Accounting Pronouncements.

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

Developments in the Ingredients Segment

A previously reported loss of sales to a major pet industry customer is the primary reason for the decline in our ingredient sales.  Sales of specialty ingredients for food applications were also lower compared to the second quarter a year ago, due principally to lower unit sales of both specialty proteins and starches combined with a slight decline in specialty starch prices.  Selling prices for specialty proteins averaged higher than a year ago.

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

Developments in the Distillery Products Segment

During the second quarter of fiscal 2007, we implemented measures to strengthen alcohol production efficiencies.  These measures improved our capacity and permitted higher throughput, which contributed to distillery profits in the quarter.  The capacity improvements were part of a previously announced plan to incrementally expand our alcohol production capacity by approximately 15 percent.  Complete phase-in of this plan is scheduled to occur by late this summer at a total projected investment of $10 million..

Segment Results

The following is a summary of revenues and pre-tax profits/(loss) allocated to each reportable operating segment for the quarterly and year-to-date periods  ended December 31, 2006 and 2005.

	Quarter Ended		Year to Date
(in thousands)	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
Ingredients
Net Sales	$15,963	$22,012	$31,953	$44,462
Pre-Tax Income (Loss)	(4,575)	(2,174)	(8,137)	(2,393)
Distillery products
Net Sales	$71,682	53,659	$140,687	108,255
Pre-Tax Income (Loss)	15,978	3,856	31,220	10,805

GENERAL

Our total earnings in the second quarter of fiscal 2007 increased significantly compared to the second quarter of fiscal 2006 as the result of increased profitability in our distillery products segment, which more than offset a loss in our ingredients segment.  Our profit performance in the ingredients segment was adversely affected by reduced sales of certain of our higher valued specialty ingredients for non-food applications, principally in the pet area along with higher raw material prices for wheat compared to the prior year’s second quarter.

The increase in total sales revenue compared to the prior year’s second quarter resulted from increased sales in the distillery products segment.  Distillery products sales rose by approximately $18 million, or 34 percent, above distillery products sales in the second quarter of fiscal 2006.  Sales of ingredients, on the other hand, decreased by approximately $6 million, or 27 percent, compared to a year ago.

The increase in distillery products sales resulted from higher unit sales and improved selling prices for both fuel grade and food grade alcohol over the comparable period in the prior year.  However, the average selling price of fuel alcohol was lower in the current quarter than in the first quarter of fiscal 2007.  Sales of distillers feed, the principal by-product of our alcohol production process, also increased compared to the prior year’s second quarter due to an improvement in selling prices, which offset slightly lower unit sales.  A significant percentage of our fuel grade alcohol sales are made pursuant to contracts ranging from six to nine months duration.  In line with this practice, at April 1, 2006 we had contracted a sizeable portion of our total current alcohol capacity to customers in the fuel alcohol area through the end of calendar 2006.   These contracts were at prices similar to prices in the fourth quarter of fiscal 2006.

The decrease in ingredients sales principally resulted from lower sales of specialty ingredients for both food and non-food applications.  Sales of commodity ingredients increased compared to the prior year’s second quarter mainly due to higher sales of commodity wheat gluten, which more than offset lower sales of commodity starch.

The decline in sales of specialty ingredients for non-food applications resulted primarily from decreased sales of our MGPI Chewtex™ line of protein- and starch-based resins, which are produced for use in the manufacture of pet chews and related treats.  Sales of ingredients for use in personal care products also decreased compared to the prior year’s second quarter.  The decline in sales of specialty ingredients for food applications was principally due to lower unit sales of our specialty starches and specialty proteins.  However, while the average selling price  for specialty starches was just slightly  lower than during the second quarter of fiscal 2006, the average selling price  for specialty proteins experienced an increase.  The increase in sales of commodity gluten was due to higher unit sales and improved prices.  The reduction in commodity starch sales revenue was due to lower unit sales, as the average selling price was higher than  a year ago.

INGREDIENTS

Total ingredient sales in the second quarter of fiscal 2007 decreased by approximately $6 million, or approximately 27 percent, compared to the prior year’s second quarter.  This principally was due to a $3.3 million, or 58 percent, reduction in sales of specialty ingredients for non-food food applications, and a $3.0 million, or approximately 24 percent, decline in sales of specialty ingredients for food applications.  Sales of commodity ingredients rose by approximately $170,000, or 6 percent.  This was due to a $243,000, or 12 percent, increase in sales of commodity gluten, which was partially offset by a $73,000, or 7 percent decline in sales of commodity starch.  Sales of mill feed and other mill products increased by $88,000, or 15 percent.  The decrease in sales of specialty ingredients for non-food applications principally occurred in sales of our Chewtex® protein- and starch-based resins for use in pet industry products due to loss of sales to a major customer.  The decrease in sales of specialty ingredients for food applications compared to the prior year’s second quarter mainly occurred as a result of lower unit sales of our Fibersym®and Pregel™ lines of specialty starches and Arise® wheat protein isolates.  Sales of our Wheatex® textured wheat proteins increased compared to a year ago due to improved pricing, which offset lower unit sales.

DISTILLERY PRODUCTS

Total sales of our distillery products in the second quarter of fiscal 2007 rose by approximately $18 million, or 34 percent, compared to the second quarter of fiscal 2006.  This improvement was due to a $9.5 million, or 32 percent, increase in sales of fuel grade alcohol and a $7.8 million, or 45 percent, increase in sales of food grade alcohol.  In the food grade area, sales of alcohol for industrial applications rose by $6.9 million, or 55 percent, and sales of food grade alcohol for beverage applications rose by approximately $1 million, or 19 percent, in each case due to a combination of higher prices and increased unit sales.  The increased sales of fuel grade alcohol also resulted from higher average selling prices and higher unit sales.  Distillers feed sales increased by approximately $690,000, or nearly 10 percent, as a result of higher selling prices.

SALES

Net sales in the second quarter of fiscal 2007 increased by $11.9 million, or 16 percent, above net sales in the second quarter of fiscal 2006.  This improvement was due to increased distillery products sales.  Ingredients sales decreased compared to the prior year.  The increase in distillery products sales resulted from higher unit sales and prices for food grade alcohol for industrial and beverage applications combined with increased unit sales and prices for fuel grade alcohol and higher prices for distillers grain.  The decrease in ingredients sales principally resulted from reduced unit sales of specialty ingredients for food and non-food applications together with lower unit sales of commodity starches.

For the first six months of fiscal 2007, net sales increased by $19.9 million, or 13 percent, above net sales for the first six months of fiscal 2006.  This improvement was due to increased distillery products sales in both the first and second quarters of fiscal 2006.  Sales of ingredients decreased in both the first and second quarters compared to the same periods the prior year.  The increase in distillery products sales resulted from higher unit sales and prices for fuel grade alcohol, food grade alcohol and distillers feed.  The decline in ingredients sales was due to reduced sales of specialty ingredients for both food and non-food applications, together with a slight decline in sales of commodity ingredients.  Lower sales of specialty ingredients for food applications was mainly attributable to decreased unit sales of both specialty starches and proteins, which offset higher specialty protein selling prices.  Selling prices for specialty starches were slightly lower than  prices experienced during the first six months of fiscal 2006.  The reduction in sales of commodity ingredients was mainly due to lower unit sales of commodity gluten and starches.  However, selling prices for both commodity gluten and starches averaged higher in the first six months of fiscal 2007 compared to the first six months of the prior fiscal year.

COST OF SALES

he cost of sales in the second quarter of fiscal 2007 rose by approximately $1.4 million, or nearly 2 percent, over cost of sales in the second quarter of fiscal 2006.  This increase was mainly due to higher grain costs and higher costs of supplies used in our manufacturing processes, largely offset by a decrease in energy costs related to lower natural gas prices.  Additionally, the increase was a function of higher depreciation expense resulting from a higher depreciable asset base due to certain assets being placed in service in the prior fiscal year. The higher costs of manufacturing-related grain and supplies were primarily due to increased prices.  Wheat prices were approximately 27 percent higher than those experienced in the second quarter of fiscal 2006.  Wheat costs were not hedged in either the second quarter of fiscal 2007 or 2006.  The per-bushel cost of corn, adjusted for the impact of our hedging practices, averaged nearly 25 percent higher compared to a year ago.  For the second quarter of fiscal 2007, the cost of natural gas, adjusted for the impact of our hedging practices, decreased approximately 30 percent compared to the same period the prior year.

The cost of sales for the first six months of fiscal 2007 increased by approximately $6.6 million, or nearly 5 percent, compared to the first six months of fiscal 2006 as a result of the same factors cited above in relation to the second quarter of fiscal 2007.   For the first six months of fiscal 2007, the per-bushel cost of wheat, adjusted for the impact of our hedging practices, averaged nearly 31 percent higher compared to a year ago.  The per-bushel cost of corn, adjusted for the impact of our hedging practices, averaged nearly 15 percent higher compared to a year ago.  The cost of natural gas, adjusted for the impact of our hedging practices, decreased approximately 22 percent compared to the same period the prior year.

In connection with the purchase of raw materials, principally corn and wheat, for anticipated operating requirements, we enter into commodity contracts to hedge the risk of future grain price increases.  During the second quarter of fiscal 2007, we hedged approximately 35 percent of corn processed compared with approximately 42 percent of corn processed in the second quarter of fiscal 2006.  No wheat was hedged in either the second quarter of fiscal 2007 or 2006.  During the first six months of fiscal 2007, we hedged approximately 41 percent of corn processed compared with approximately 39 percent of corn processed in the first six months of fiscal 2006.  Of the wheat that we processed, 6 percent was hedged in the first six months of fiscal 2007 compared with 0 percent hedged in the first six months of fiscal 2006.

Raw material costs in the second quarter of fiscal 2007 included a net hedging gain of approximately $2.0 million compared to a net hedging loss of $714,000 in the second quarter of fiscal 2006.

In the first six months of fiscal 2007, raw material costs included a net hedging loss of approximately $26,000 compared to a net hedging loss of approximately $1,348,000 in the first six months of fiscal 2006.  During the first six months of fiscal 2007, we experienced no losses on ethanol futures, compared to loss of $24,000 on ethanol futures during the first six months of the prior fiscal year.

These hedge transactions are highly effective.  Accordingly, nearly all related losses were entirely offset by reduced raw materials costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses in the second quarter of fiscal 2007 increased by approximately $70,000, or approximately 1 percent, compared to selling, general and administrative expenses in the second quarter of fiscal 2006.  This increase was mainly due to costs related to the implementation of our Enterprise Resource Planning system, increased research and development expenditures and increases in other salaries and compensation.

Selling, general and administrative expenses in the first six months of fiscal 2007 decreased by approximately $800,000 compared to the same period in fiscal 2006.  Increased costs related to the implementation of our Enterprise Resource Planning system, increased research and development expenditures and increases in other salaries and compensation were offset by reduced salary and management incentive costs.  Additionally, during the year-to-date period ended December 31, 2005, the Company accrued costs related to the unvested portion of its stock option incentive plan of approximately $320,000.  During the year-to-date period ended December 31, 2006, these costs were minimal as all outstanding stock options have vested

OTHER INCOME

Other income decreased approximately $321,000 and $77,000 in the quarter and year-to-date periods ended December 31, 2006, respectively, compared to the same periods of fiscal 2006.  These decreases were principally attributable to changes in interest capitalized as well as the effect of certain other non-recurring, non-operating revenue items.  It is our practice to credit other income for interest incurred that is capitalized.

INTEREST EXPENSE

Interest expense in the quarter and year-to-date period ended December 31, 2006 decreased compared to the same prior year periods.  These decreases were primarily due to the impact of a make-whole premium paid in the first quarter of fiscal 2006 related to the refinancing of our notes with the Principal Mutual Life Insurance Company.  Additionally, we maintained lower balances on our outstanding debt during the quarter and year-to-date period ended December 31, 2006.

TAXES AND INFLATION

For the quarter ended December 31, 2006, our income tax provision was $4.5 million for an effective rate of 39.8 percent compared to a provision of $418,000 for the quarter ended December 31, 2005 for an effective rate of 33.8 percent.  For the year-to-date period ended December 31, 2006, our income tax provision was $8.4 million for an effective rate of 37.7 percent compared to a provision of $2.9 million for the year-to-date period ended December 31, 2005 for an effective rate of 38.8 percent.

During the quarter ended December 31, 2006, management reassessed and revised the methodology for deriving applicable deferred tax rates related to valuing deferred tax assets and liabilities . As a result, we recorded a one-time $450,000 adjustment to deferred tax expense to reflect the impact of this assessment.  Excluding this one-time adjustment, our effective rate was 35.9 percent and 35.7 percent for the quarter and year-to-date periods ended December 31, 2006.

As of December 31, 2006, we had approximately $1.1 million in unused Kansas State Income Tax Credits (“tax credits”) related to capital investments we have made at our Atchison, Kansas facility.  These tax credits are available for use through June 30, 2015 and are contingent upon meeting certain criteria related to job training as well as wages paid relative to industry standards.  Additionally, application of these tax credits is contingent upon having sufficient taxable income in the state of Kansas.  It is our policy is to take advantage of tax benefits whenever they are available.  We recognize these tax credits within our tax provision as these criteria are substantially satisfied.

NET INCOME

As the result of the foregoing factors, we experienced net income of $6,835,000 in the second quarter of fiscal 2007 compared to net income of $818,000 in the second quarter of fiscal 2006.  Our net income for the first six months of fiscal 2007 was $13,811,000 compared to net income of $4,549,000 for the first six months of fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

The following table is presented as a measure of our liquidity and financial condition:  (Dollars in thousands)

	December 31, 2006	June 30, 2006
Cash and cash equivalents	$10,479	$14,495
Working capital	56,205	44,469
Amounts available under lines of credit	20,000	20,000
Notes payable and long-term debt	14,373	16,151
Stockholders’ equity	146,874	134,912

CAsh Flow information

Summary cash flow information follows for the year-to-date periods ended December 31, 2006 and 2005, respectively:  (Dollars in thousands)

	Year-to-Date
	December 31, 2006	December 31, 2005
Cash flows provided by (used for):
Operating activities	$10,095	$5,747
Investing activities	(9,194)	(11,213)
Financing activities	(4,917)	(1,147)

Increase (decrease) in cash and cash equivalents	(4,016)	(6,613)
Cash and cash equivalents at beginning of year	14,495	10,384
Cash and cash equivalents at end of year	$10,479	$3,771

During the year-to-date period ended December 31, 2006, our consolidated cash decreased $4,016,000 compared to a decrease of $6,613,000 during the year-to-date period ended December 31, 2005.  This net improvement in cash flow was a result of improved operating cash flows and reduced capital expenditures.  These factors, which led to an overall improvement in cash flow versus the same period in fiscal 2006, were partially offset by increased financing cash outflow primarily related to the purchase of treasury stock and a higher dividend payment.  The principal sources of cash are operating cash flow, proceeds from stock plans and the issuance of long-term debt.  Principal uses of cash are capital expenditures, payment of debt and the payment of dividends.

Operating Cash Flows.  Summary operating cash flow information for the year-to-date periods ended December 31, 2006 and 2005, respectively, is as follows:  (Dollars in thousands):

	Year-to-Date Ended
	December 31, 2006	December 31, 2005
Net income	$13,811	$4,549
Depreciation	6,993	6,011
Gain on sale of assets	(3)	(14)
Deferred income taxes	1,974	(299)
Changes in working capital items:
Segregated cash and investments	(855)	—
Accounts receivable	(3,664)	(4,565)
Inventories	(4,937)	(5,781)
Accounts payable and accrued expenses	2,295	4,535
Deferred revenue	(765)	(788)
Income taxes payable	(2,596)	3,190
Other	(2,158)	(1,091)
Net cash provided by operating activities	$10,095	$5,747

Cash flow from operations for the year-to-date period ended December 31, 2006 increased $4,348,000 to $10,095,000 from $5,747,000 for the year-to-date period ended December 31, 2005.  This improvement in operating cash flow was primarily attributable to the increase in net income of $9,262,000 and increases in deferred income taxes.  These factors, which served to increase operating cash flow, were partially offset by cash outflows for segregated cash and investments related to our hedge trading accounts as well as increases in inventory and reductions to income taxes payable.  The increase in inventory resulted primarily from higher prices for grain.  Additionally, operating cash flow was impacted by the timing of cash receipts and disbursements resulting in increases in accounts receivable, increases in accounts payable and accrued expenses as well as the pre-payment of certain expenses in the year-to-date period ended December 31, 2006.

Investing Cash Flows.  Net investing cash outflow was $9,194,000 for the year-to-date period ended December 31, 2006 compared to $11,213,000 for the year-to-date period ended December 31, 2005.  During the year-to-date period ended December 31, 2006, we made $9,281,000 in capital expenditures, including expenditures relating to distillery expansion at our Atchison plant, the acquisition of feed dryers at our Pekin plant; injection molding and packaging equipment at the Kansas City facility, equipment to improve the efficiency of our alcohol production facilities at Pekin as well as construction costs related to our new corporate headquarters and tech center in Atchison.  The effect of these capital expenditures was partially offset by the sale of certain equipment and vehicles of $87,000.

Financing Cash Flows.  Net Financing cash outflow for the year-to-date period ended December 31, 2006, was $4,917,000 compared to $1,147,000 for the year-to-date period ended December 31, 2005.  During the year-to-date period ended December 31, 2006, we used cash flows from operations to make principal payments on debt of $1,778,000.  No other debt activity occurred during this period.  During the year-to-date period ended December 31, 2005, we borrowed $7,000,000 from General Electric Capital Corporation (“GECC”) and used those proceeds to pay the unsecured notes payable to The Principal Mutual Life Insurance Company of $6,816,000.  We used cash flows from operations to make principal payments on debt of $3,681,000.  Additionally, we drew $4,000,000 on our line of credit for operating purposes.  As a result, net cash inflows related to debt transactions in the year-to-date period ended December 31, 2005 were $503,000.

During the year-to-date period ended December 31, 2006, we used cash flows from operations of $1,938,000 to purchase 80,500 shares of our common stock at an average price of approximately $24.09 per share in connection with elections by employees to surrender shares to pay withholding taxes on 230,000 shares of restricted stock that had vested and had been awarded to the participants of the Company’s long-term incentive plan.  We also used cash flows from operations to pay dividends of $3,343,000.

These factors were partially offset by proceeds from stock plans related to the exercise of outstanding stock options and tax benefits related to the restricted stock awards of $2,142,000.

We did not purchase any shares of our common stock as part of any publicly announced plans or programs during the year-to-date period ended December 31, 2006.  As of December 31, 2006, the Board has authorized the purchase of approximately 1,626,000 additional shares of our common stock.

CONTRACTUAL OBLIGATIONS.

As of December 31, 2006, the amount of long-term debt was $14,373,000 compared to $16,151,000 at June 30, 2006.

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

LINES OF CREDIT

Our line of credit for $20 million, available for general corporate purposes, was amended on July 1, 2006 so that it now extends to July 1, 2007.  As of December 31, 2006, we had no outstanding borrowings under the line.

WORKING CAPITAL

Our working capital increased $11,736,000 from June 30, 2006 to December 31, 2006.  This increase was primarily the result of increased accounts receivable, inventories, and prepaid expenses as well as decreased accrued expenses, income taxes payable and deferred revenue. These factors, which led to an increase in working capital, were partially offset by reduced cash balances (including segregated cash held with our hedge trading broker), and increased accounts payable.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company produces its products from wheat, corn and milo and, as such, is sensitive to changes in commodity prices.  Grain futures and/or options are used as a hedge to protect against fluctuations in the market.  The information regarding inventories and futures contracts at June 30, 2006, as presented in the annual report, is not significantly different from December 31, 2006.

ITEM 4.                             CONTROLS AND PROCEDURES.

(a)           Evaluation of disclosure controls and procedures.

Our Chief Executive Officer, President and Chief Financial Officer, after evaluating the design and effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, for the reasons noted in (b) (2) below the Company’s disclosure controls and procedures were not adequately designed and operating effectively to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-Q Quarterly Report was being prepared.  The Company has taken the action noted in paragraph (b)(2) below to correct this deficiency.

(b)           Changes in Internal Controls.

(1)           In our Annual Report on Form 10K dated June 30, 2006, we disclosed two material weaknesses in internal control over financial reporting, one of which resulted in the accumulation of several significant deficiencies.  In connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or 15d-15 that occurred during our second fiscal quarter, we have identified the following changes in internal that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We have implemented these changes to address the material weaknesses identified in our Annual Report.  However, because these control activities have not been in place for a sufficient period of time to permit adequate testing, we are unable to state at this time that the previously noted weaknesses have been remedied.

•                  We are no longer using the CMMS System to process purchasing, receiving, maintenance materials and chemicals/packaging transactions at our Atchison facility We have implemented a fully integrated ERP system that has eliminated the need to operate such offline systems.  Further, ERP system security has been established to prevent the initiation, authorization, recording, processing and recording of transactions by employees with incompatible duties.  Based upon our initial testing, it appears that incompatible duties have been adequately segregated through the use of system access controls. Management will continue to monitor system access controls to ensure adequate segregation of duties within the system.

•                  We have implemented written procedures involving cycle counting and full physical inventories of maintenance materials at our Pekin, Illinois and Atchison, Kansas locations.   Internal control testing has not been performed as of the date of this report, as control activities have not been in place for the prescribed period of time necessary for testing.

In regard to the period end accrual process, we have implemented internal controls over the mandatory reconciliation of all balance sheet accounts to determine the adequacy of accruals.  Management will continue to ensure that these accounts are reconciled on a quarterly basis.  In regard to tax accruals, we have retained Deloitte Touche, LLP to assist with all tax preparation and advisory services for the Company.  Services will include quarterly evaluation of deferred taxes and federal/state income tax accruals.

(2)           In the course of engaging the audit of employee benefit plans, management determined that certain employee benefit plans for the Atchison and Pekin plants that had previously been classified and reported as defined contribution plans did in fact contain aspects of defined benefit plans as well.  Based upon an actuarial study of the defined benefit segment of the employee benefit plans, management performed an evaluation of the impact of this misclassification on the Company’s Consolidated  Financial Statements for the Year ended June 30, 2006 and determined the amount to be immaterial.   Nonetheless, we regard this as a significant deficiency which we will address in future periods  by establishing procedures to identify and evaluate existing contractual obligations (including but not limited to collective bargaining agreements) and the related impact of any changes in those contracts on financial reporting to allow management to evaluate the propriety of the accounting treatment for such contracts.  These will include periodic and/or period end review of our significant contracts by our financial reporting and other accounting staff as well as other management and, if appropriate, legal counsel.

PART II – OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS.

Reference is made to Item 3. Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006 and to Part II, Item 1. Legal Proceedings in the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006 for information regarding certain legal proceedings to which the Company or its Illinois subsidiary are subject.

One matter referred to in our annual report on Form 10-K and quarterly report on Form 10-Q was an administrative proceeding brought in 1997 by the Illinois Attorney General on behalf of the Illinois Environmental Protection Agency relating to our subsidiary’s Pekin facility.  We have reached a settlement with the State.  A Stipulation and Proposal for Settlement  has been signed by all parties which provides for a total payment of the Company of $500,000, including a contribution to a state special project fund.  The Stipulation has been filed with the Illinois Pollution Control Board and was approved by the Board on January 26, 2007. The Stipulation requires us to make the payment by February 26, 2007 and  to complete specified compliance activities relating to the construction of a Swiss Combi system which will replace two existing feed dryers.  The compliance activities and related timetable are included among those  previously agreed to and already commenced pursuant to a previously announced consent decree with the United States Environmental Protection Agency.

Another matter referred to  in our annual report on Form 10-K and quarterly report on Form 10-Q was MGP Ingredients, Inc. v. Mars, Incorporated et. al., Civil Action No 06-2318, U.S. District Court, District of Kansas.  On September 25, the defendants filed an answer denying the Company’s substantive claims and a partial motion to dismiss the Company’s tortious interference and misappropriation of trade secrets claims for failure to state a claim upon which relief can be granted.  Defendants also pled various other affirmative defenses, including waiver, estoppel, unclean hands, non-infringement and invalidity of patent claims. On December 7, 2006, the court denied Mars’ partial motion to dismiss the Company’s tortious interference and misappropriation of trade secrets claims.

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. [TO BE COMPLETED]

The following table shows repurchase information regarding purchases by the Company of shares of its stock during the quarter ended December 31, 2006.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units (that May Yet Be Purchased Under the Plans or Programs
October 2-October 31, 2006	0	—	0
November 1-November 30, 2006	0	—	0
December 1-December 31 2006	0	—	0	1,613,716	(a)

(a)                                  On various dates, the Board of directors authorized the purchase of an aggregate of 6,000,000 shares of Common Stock of which 4,386,284 shares had been purchased as of December 31, 2006.  This program was first announced on June 5, 1997.  During the three months ended December 31, 2006, no shares were purchased under the program.  The program has no expiration date.

ITEM 5.                             OTHER INFORMATION

Reference is made to Item 1. Legal Proceedings, in which we refer to a Stipulation and Proposal for Settlement  resolving certain environmental proceedings to which our subsidiary, MGP Ingredients, Inc. of Illinois, has been a party.  The Stipulation is between our subsidiary, the State of Illinois and the Illinois Environmental Protection Agency.  It was approved by the Illinois Pollution Control Board on January 26, 2007, at which time it became binding.

ITEM 6.	EXHIBITS

	3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)

	3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3(b) of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (File Number 0-17196)

*4.1	Fifth Amendment to Line of Credit Loan Agreement dated as of December 28, 2007

*4.2	Trust Indenture Dated as of December 28, 2006 relating to $7,000,000 Taxable Industrial Revenue Bonds Series 2006 (MGP Ingredients Project

*4.3

Lease dated as of December 28, 2006 between the City of Atchison, as Issuer and MGP Ingredients, Inc., as tenant relating to $7,000,000 Taxable Industrial Revenue Bonds Series 2006 (MGP Ingredients Project (filed herewith as exhibit 10.6)

*10.1	Form of Indemnification Agreement between the Company and Directors and Executive Officers

*10.2	Guidelines for Issuance of Fiscal 2007 Restricted Share Awards

*10.3

Agreement with Ladd M. Seaberg as to Award of Restricted Shares Granted under the Stock Incentive Plan of 2004 with respect to Fiscal 2007 (Similar agreements have been made with the following named executive officers as to the number of shares indicated following their respective names: Timothy W. Newkirk – 9,200 shares; Randy M. Schrick – 9,300 shares; Brian T. Cahill – 8,900 shares; Sukh Bassi, Ph.D. – 9,400 shares

*10.4	Separation Agreement and Release of Claims relating to Michael J. Trautschold

*10.5	Consultation Agreement with Michael J. Trautschold

*10.6

Lease dated as of December 28, 2006 between the City of Atchison, as Issuer and MGP Ingredients, Inc., as tenant relating to $7,000,000 Taxable Industrial Revenue Bonds Series 2006 (MGP Ingredients Project

*10.7	Stipulation and Proposal for Settlement

*10.8	Ordered dated January 26, 2007 of Illinois Pollution Control Board approving Stipulation and Proposal for Settlement

*15.1	Letter from independent public accountants pursuant to paragraph (d) of Rule 10-01 of Regulation S-X (incorporated by reference to Independent Accountants’ Review Report at page 3 hereof)

*15.2	Letter from independent public accountants concerning the use of its Review Report in the Company’s Registration Statement Nos.333-137593, 333-119860 and 333-51849

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.3	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002

*32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.3	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date: February 8, 2007	By	/s/ Ladd M. Seaberg
Ladd M. Seaberg, Chairman of the
Board and Chief Executive Officer

Date: February 8, 2007	By	/s/ Brian T. Cahill
Brian T. Cahill, Vice President
and Chief Financial Officer