Form 10-Q
period 2007-04-01
MGP INGREDIENTS INC
filed 2007-05-10
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007.

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                        to

Commission File Number:  0-17196

MGP INGREDIENTS, INC.

(Exact name of registrant as specified in its charter)

KANSAS	48-0531200
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Commercial Street, Atchison Kansas	66002
(Address of principal executive offices)	(Zip Code)

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

16,489,890 shares outstanding

as of April 1, 2007

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

MGP Ingredients, Inc.

Atchison, Kansas

We have reviewed the accompanying condensed consolidated balance sheet of MGP Ingredients, Inc. as of April 1, 2007 and the related condensed consolidated statements of income for the three-month and nine-month periods ended April 1, 2007 and March 31, 2006 and cash flows for the nine-month periods ended April 1, 2007 and March 31, 2006.  These interim financial statements are the responsibility of the Company’s management.

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

/s/ BKD, LLP

Kansas City,Missouri
May 9, 2007

MGP INGREDIENTS, INC.

CONSOLIDATED BALANCE SHEETS

	April 1,	June 30,
	2007	2006
	Unaudited
	Dollars in thousands, except share and per share amounts

ASSETS
Current Assets
Cash and cash equivalents	$2,410	$14,495
Segregated cash and investments	3,954	2,291
Receivables, net of allowance of $320 at April 1, 2007and June 30, 2006.	38,369	32,197
Inventories	35,408	30,467
Prepaid expenses	2,516	1,098
Deferred income taxes	5,696	1,990
Refundable income taxes	1,724	—
Total current assets	90,077	82,538

Property and Equipment, at cost	355,095	336,428
Less accumulated depreciation	(224,945)	(214,593)
Property and equipment, net	130,150	121,835

Other Assets	201	211
Total assets	$220,428	$204,584

See Notes to Condensed Consolidated Financial Statements

	April 1,	June 30,
	2007	2006
	Unaudited
	Dollars in thousands, except share
	and per share amounts

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$3,704	$3,796
Revolving credit facility	2,000	—
Accounts payable	17,683	10,661
Accrued expenses	8,522	10,028
Income taxes payable	—	4,210
Deferred revenue	8,228	9,374
Total current liabilities	40,137	38,069

Long-Term Debt	9,690	12,355

Post Retirement Benefits	6,823	6,554

Deferred Income Taxes	17,106	12,694

Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 19,530,344 shares	6,715	6,715
Additional paid-in capital	9,641	7,203
Retained earnings	147,221	136,267
Accumulated other comprehensive loss – cash flow hedges	(1,542)	(482)
	162,039	149,707
Treasury stock, at cost
Common; April 1, 2007 – 3,040,454 shares, June 30, 2006 - 3,256,784 shares	(15,367)	(14,795)
Total stockholders’ equity	146,672	134,912
Total liabilities and stockholders’ equity	$220,428	$204,584

See Notes to Condensed Consolidated Financial Statements

MGP INGREDIENTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended		Year to Date
	April 1, 2007	March 31, 2006	April 1, 2007	March 31, 2006
	Dollars in thousands, except per share amounts
Net sales	$93,807	$79,422	$266,447	$232,139
Cost of sales	85,467	71,348	226,847	206,141
Gross profit	8,340	8,074	39,600	25,998

Selling, general and administrative expenses	5,432	5,471	15,399	16,219
Other operating income (expense)	(203)	150	568	599
Income from operations	2,705	2,753	24,769	10,378

Other income, net	585	417	1,145	1,054
Interest expense	(208)	(350)	(659)	(1,182)
Income before income taxes	3,082	2,820	25,255	10,250

Provision for income taxes	904	737	9,266	3,618
Net income	2,178	2,083	15,989	6,632

Other comprehensive income (loss), net of tax:	(995)	330	(1,060)	588
Comprehensive income	$1,183	$2,413	$14,929	$7,220

Per Share Data
Total basic earnings per common share	$0.13	$0.13	$0.97	$0.41
Total diluted earnings per common share	$0.13	$0.12	$0.94	$0.40

Dividends per common share	$—	$—	$0.20	$0.15

See Notes to Condensed Consolidated Financial Statements

MGP INGREDIENTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year to Date Ended

(Unaudited)

	April 1,	March 31,
	2007	2006
	Dollars in thousands
Cash Flows from Operating Activities
Net income	$15,989	$6,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,437	9,130
Gain on sale of assets	(3)	(14)
Deferred income taxes	706	(299)
Changes in working capital items:
Segregated cash and investments	(1,663)	—
Accounts receivable	(6,172)	(3,927)
Inventories	(6,001)	(8,231)
Accounts payable and accrued expenses	3,403	1,207
Deferred revenue	(1,146)	(1,181)
Income taxes payable/receivable	(5,934)	3,808
Other	(1,418)	(818)
Net cash provided by operating activities	8,198	6,307

Cash Flows from Investing Activities
Additions to property and equipment	(16,778)	(13,732)
Proceeds from disposition of equipment	87	51
Net cash used in investing activities	(16,691)	(13,681)

Cash Flows from Financing Activities
Purchase of treasury stock	(1,938)	—
Proceeds from stock plans	2,446	1,477
Principal payments on long-term debt	(2,757)	(11,416)
Proceeds from issuance of long-term debt	—	7,000
Proceeds from line of credit	2,000	6,000
Dividends paid	(3,343)	(2,485)
Net cash provided by (used in) financing activities	(3,592)	576

Decrease in cash and cash equivalents	(12,085)	(6,798)
Cash and cash equivalents, beginning of year	14,495	10,384
Cash and cash equivalents, end of year	$2,410	$3,586

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

The Company’s most recently completed fiscal year ended on June 30, 2006.  On June 8, 2006 the Board of Directors amended the Company’s Bylaws to effect a change in the fiscal year from a fiscal year ending June 30 to a 52/53 week fiscal year.  The Company’s 2007 fiscal year will end on July 1, 2007.  As a result of this change, the third quarter of fiscal 2007 as well as the year to date period ended April 1, 2007 includes one additional day than the same periods in fiscal  2006, the results of which are included in the accompanying condensed consolidated financial statements for the quarter and year to date ended April 1, 2007 and March 31, 2006.

Note 2.  Earnings Per Share.

Basic earnings per share data is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Potentially dilutive instruments are stock options and unvested restricted stock awards.  The following is a reconciliation from the weighted average shares used for the basic earnings per share computation to the shares used for the diluted earnings per share computation for each of the quarter and year-to-date periods ended April 1, 2007 and March 31, 2006, respectively.

	Quarter Ended		Year to Date
	April 1, 2007	March 31, 2006	April 1, 2007	March 31, 2006
Weighted average shares:
Basic Shares:	16,471,593	16,136,450	16,406,585	16,068,767
Additional weighted average shares attributable to:
Stock options:	242,211	354,557	246,080	340,318
Unvested restricted stock awards:	272,297	397,269	279,499	357,882
Diluted Shares:	16,986,101	16,888,276	16,932,164	16,766,967

Note 3.  Contingencies.

There are various legal proceedings involving the Company and its subsidiaries. Management considers that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or operations of the Company.

The Company was previously in negotiations with the Illinois Attorney General’s Office and the Illinois Environmental Protection Agency (“IEPA”) to settle an enforcement proceeding related to emissions at the Pekin, Illinois location.  The Company reached a settlement with the IEPA.  A Stipulation and Proposal for Settlement  has been signed providing for a total payment  by  the Company of $500,000, including a contribution to a state special project fund. The settlement proposal  was submitted to the Illinois Pollution Control Board (“the Board”) for final judgment.  The  Board accepted and approved the settlement proposal on January 26, 2007, and the Company paid the settlement on March 5, 2007.

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

	Quarter Ended		Year to Date
	April 1,	March 31,	April 1,	March 31,
(in thousands)	2007	2006	2007	2006

Sales to Customers
Ingredients	$19,143	$22,324	$51,096	$66,786
Distillery products	74,664	57,098	215,351	165,353
Total	93,807	79,422	266,447	232,139

Depreciation
Ingredients	1,553	1,587	4,836	4,685
Distillery products	1,751	1,394	5,147	4,044
Corporate	135	135	444	391
Total	3,439	3,116	10,427	9,120

Income before Income Taxes
Ingredients	(1,926)	(2,175)	(10,063)	(4,568)
Distillery products	5,687	5,831	36,907	16,636
Corporate	(679)	(836)	(1,589)	(1,818)
Total	$3,082	$2,820	$25,255	$10,250

	April 1, 2007	June 30, 2006
Identifiable Assets Ingredients	$82,782	$72,992
Distillery products	109,620	96,222
Corporate	28,026	35,370
Total	$220,428	$204,584

Note 5.  Pension and Post Retirement Benefit Obligations.

Post Retirement Benefits:

The Company and its subsidiaries provide certain post-retirement health care and life benefits to all employees.  The liability for such benefits is unfunded.  The Company uses a May 31 measurement date for the plan.

The components of the Net Periodic Benefit Cost for the quarter and year to date periods ended April 1, 2007 and March 31, 2006, respectively, are as follows:

	Quarter Ended		Year to Date
(in thousands)	April 1, 2007	March 31, 2006	April 1, 2007	March 31, 2006
Service cost	$61	$74	$183	$222
Interest cost	115	74	345	222
Prior service cost	(9)	(9)	(27)	(27)
(Gain) loss	8	—	24	—
Total post-retirement benefit cost	$175	$139	$525	$417

The Company previously disclosed in its financial statements for the year ended June 30, 2006, amounts expected to be paid to plan participants.  There have been no revisions to these estimates and there have been no changes in the estimate of total employer contributions expected to be made for the fiscal year ended July 1, 2007.

Total employer contributions for the quarter ended April 1, 2007 were $132,000.

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

Pension Benefits:

The Company and its subsidiaries also provide defined retirement benefits to certain employees covered under collective bargaining agreements.  Under the collective bargaining agreements, the Company’s pension funding contributions are a function of the wages paid and are determined as a percentage of wages paid.  The funding is divided between the defined benefit plan and a 401(k) plan.  It has been management’s policy to fund the defined benefit plan first in order to render it adequately funded.  Any remaining amounts have been used to fund the 401(k) plan.  The collective bargaining agreements allow the pension benefits defined under the agreements to be reduced if the funding as described herein is insufficient to provide for such defined benefits.  The Company has previously accounted for this plan as a defined contribution plan, but has recently made the determination that the plan qualifies for defined benefit plan treatment. The differences in this reporting, including disclosures, are not material to the financial statements.  The Company uses a June 30 measurement date for the plan.

The components of the Net Periodic Benefit Cost for the quarter and year to date periods ended April 1, 2007 and March 31, 2006, respectively, are as follows:

	Quarter Ended		Year to Date
(in thousands)	April 1, 2007	March 31, 2006	April 1, 2007	March 31, 2006
Service cost	$130	$131	$390	$393
Interest cost	25	15	76	45
Expected return on plan assets	(25)	(14)	(74)	(42)
Prior service cost	6	5	19	15
(Gain) loss	(2)	—	(8)	—
Total pension benefit cost	$134	$137	$403	$411

There were no employer contributions for the quarter ended April 1, 2007.  Management anticipates funding the plan for fiscal 2007 in the first quarter of fiscal 2008.

Note 6.  4.90% Industrial Revenue Bond Obligation.

On December 28, 2006, the Company engaged in an industrial revenue bond transaction with the City of Atchison, Kansas pursuant to which the City (i) under a trust indenture, (“the Indenture”), issued $7.0 million principal amount of its industrial revenue bonds (“the Bonds”) to the Company and used the proceeds thereof to acquire from the Company its newly constructed office building and technical center in Atchison, Kansas, (“the Facilities”) and (ii) leased the Facilities back to the Company under a capital lease (“the Lease”).  The bonds mature on December 1, 2016 and bear interest, payable annually on December 1st of each year commencing December 1st, 2007 at the rate of 4.90% per annum.  Basic rent under the lease is payable annually on December 1st in an amount sufficient to pay principal and interest on the bonds.  The Indenture and Lease contains certain provisions, covenants and restrictions customary for this type of transaction.  In connection with the transaction, the Company agreed to pay the city an administrative fee of $50,000 payable over 10 years.

In connection with the foregoing transaction, the Company also entered a Fifth Amendment to its Line of Credit Loan Agreement with Commerce Bank excluding the application of specified sections of the Line of Credit Loan Agreement to the transaction.

The purpose of the transaction was to facilitate certain property tax abatement opportunities available to the Company related to the newly constructed Facilities.  The Company will be eligible to apply for 10 years property tax abatement on the facilities acquired with bond proceeds.  These property tax abatements terminate upon maturity of the Bonds on December 1st, 2016.  The issuance of the Bonds is integral to the tax abatement process.  Financing for the Facilities has been provided internally from the Company’s operating cash flow.  Accordingly, upon consummation of the transaction and issuance of the Bonds, the Company acquired all bonds issued for $7.0 million excluding transaction fees.  As a result, the Company holds all of the outstanding Bonds.  It is management’s intention to hold these bonds to their maturity.  Because the Company holds all outstanding bonds, management considers the debt de-facto cancelled and, accordingly, no amount for these Bonds is reflected as debt outstanding on the Balance Sheet as of April 1, 2007.

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

In September 2006, the FASB released SFAS Statement No. 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires the Company to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s over funded status or a liability for a plan’s under funded status.  This section of the standard is effective for the Company as of the end of its fiscal year on July 1, 2007.  The statement also eliminates the option of using a measurement date prior to the Company’s fiscal year-end effective June 28, 2009.  SFAS 158 provides two methods for transition to a fiscal year-end measurement date, both of which are to be applied prospectively.  Under the first approach, plan assets are measured on May 31, 2008 and then re-measured on June 30, 2008 (the first day of the fiscal year ended June 28, 2009).  Under the second approach, a 13-month measurement will be determined on May 31, 2008 that will cover the period until the fiscal year-end measurement is required on June 28, 2009.  The Company currently uses a measurement date prior to its fiscal year-end and is currently evaluating which measurement transition alternative it will use.  SFAS 158 is not expected to have a material impact on the Company’s results of operations, financial condition, liquidity or compliance with debt covenants.

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

DEVELOPMENTS IN THE INGREDIENTS SEGMENT

A previously reported loss of sales to a major pet industry customer is the primary reason for the decline in our ingredient sales.  Sales of specialty ingredients for food applications were higher compared to the third quarter a year ago due principally to an improvement in the average prices for both specialty proteins and starches.

Recently, we have taken steps to size the ingredients portion of our business, particularly in the food area, to more appropriately align with current production and sales requirements.  These steps have included adjustments in the size of our workforce across multiple disciplines within our organization.  We are also concentrating our production and marketing efforts on supplying our core base of loyal customers with a more select array of high quality, premium ingredients that address nutritional, sensory and convenience issues and that can help build value while making more efficient use of our existing capacities.  We are putting more sales and marketing focus on fewer core products, specifically Fibersym®, Arise®, Wheatex®, and FiberRite™ RW.  We also continue to place emphasis on research and development efforts and have revamped the responsibilities of our technical applications scientists, who will perform a significantly more integral role as solutions providers to our customers.  In February, 2007, our science and technology staffs relocated to our new technical innovation center in Atchison, Kansas, that provides enhanced facilities for research and development initiatives as well as finished product formulations and testing.  As previously announced, construction of the technical center and our new corporate office building in Atchison began in January, 2006.

In recent years, we have curtailed the production of vital wheat gluten due to unfavorable competitive conditions caused by low valued imports.  However, the recent recall of pet food products containing Chinese wheat flour misrepresented as wheat gluten has caused heightened demand for our gluten.  In response to this demand, we are taking action to increase wheat gluten production at our plants in Atchison and Pekin, Illinois.  We expect this increase, along with improved pricing,  to begin impacting the results of our ingredients operations during the fourth quarter.  If demand remains high and we are able to timely increase production, we anticipate that our recent wheat gluten production rate could increase threefold by the start of fiscal 2008. As noted, this forward looking statement is subject to sustained market demand and our successful implementation of efforts to restore our gluten capacity.    While this situation warrants our short-run focus on rapidly increasing wheat gluten production, we maintain as our long-term goal the continued development and commercialization of our value-added wheat proteins, as well as value-added wheat starches.

DEVELOPMENTS IN THE DISTILLERY PRODUCTS SEGMENT

During the third quarter of fiscal 2007, we continued to implement measures to improve our capacity and strengthen alcohol production efficiencies.  These measures permitted higher throughput, which contributed to distillery profits in the quarter.  The capacity improvements were part of a previously announced plan to incrementally expand our alcohol production capacity by approximately 15 percent.  Complete phase-in of this plan is scheduled to occur by late this summer at a total projected investment of $10 million.

SEGMENT RESULTS

The following is a summary of revenues and pre-tax profits/(loss) allocated to each reportable operating segment for the quarterly and year-to-date periods ended April 1, 2007 and March 31, 2006.

	Quarter Ended		Year-to-Date
(in thousands)	April 1, 2007	March 31, 2006	April 1, 2007	March 31, 2006
Ingredients
Net Sales	$19,143	$22,324	$51,096	$66,786
Pre-Tax Income (Loss)	(1,926)	(2,175)	(10,063)	(4,568)
Distillery products
Net Sales	$74,664	$57,098	$215,351	$165,353
Pre-Tax Income (Loss)	5,687	5,831	36,907	16,636

GENERAL

Our total earnings in the third quarter of fiscal 2007 improved slightly compared to the third quarter of fiscal 2006 as the result of a reduced loss in our ingredients segment.  Profitability in the distillery products segment was slightly lower than a year ago due to significantly higher prices for corn, the principal raw material used in our alcohol production process.  While our third quarter performance in the ingredients segment improved over both the year ago period as well as the second quarter of fiscal 2007, it continued to be negatively affected by reduced sales of certain of our higher valued specialty ingredients for non-food applications, principally in the pet area.  Increased raw material prices for wheat compared to the prior year’s third quarter also contributed to the loss in this segment.  Sales of specialty ingredients for food applications, meanwhile, improved considerably over both the third quarter of fiscal 2006 and the second quarter of the current fiscal year.

The increase in total sales revenue compared to the third quarter of fiscal 2006 resulted from increased sales in the distillery products segment.  Distillery products sales rose by approximately $17.6 million, or approximately 31 percent, above distillery products sales in last year’s third quarter.  Sales of total ingredients, on the other hand, decreased by approximately $3.2 million, or 14 percent, compared to a year ago.

The increase in distillery products sales resulted from higher unit sales and improved selling prices for fuel grade alcohol combined with improved prices for food grade alcohol over the comparable period in the prior year.  Sales of distillers feed, the principal by-product of our alcohol production process, also increased compared to the prior year’s third quarter due to an improvement in selling prices, which offset lower unit sales.

The decrease in ingredients sales was principally attributable to the decline in sales of specialty ingredients for non-food applications.  This was partially offset by the increase in sales of specialty ingredients for food applications.  Sales of commodity ingredients also increased compared to the prior year’s third quarter mainly due to higher sales of commodity wheat gluten, which more than offset lower sales of commodity starch.

The decline in sales of specialty ingredients for non-food applications resulted primarily from decreased sales of our MGPI Chewtex™ line of protein- and starch-based resins, which are produced for use in the manufacture of pet chews and related treats.  Sales of ingredients for use in personal care products increased modestly compared to the prior year’s third quarter.  The improvement in sales of specialty ingredients for food applications was principally due to higher average prices for our specialty proteins and specialty starches.  The increase in sales of commodity gluten was due to higher unit sales and improved prices.  The reduction in commodity starch sales revenue was due to lower unit sales, as the average selling price was higher than a year ago.

INGREDIENTS

Total ingredient sales in the third quarter of fiscal 2007 decreased by approximately $3.1 million, or approximately 14 percent, compared to the prior year’s third quarter.  This principally was due to a $4.8 million, or 64 percent, reduction in sales of specialty ingredients for non-food applications, which more than offset a $1.3 million, or approximately 12 percent, increase in sales of specialty ingredients for food applications.  Sales of commodity ingredients rose by approximately $357,000, or 11 percent.  This was due to an increase of approximately $675,000, or 32 percent, in sales of commodity gluten, which was partially offset by a $318,000, or 25 percent decline in sales of commodity starch.  Sales of mill feed and other mill products decreased by $82,000, or 11 percent.  The decrease in sales of specialty ingredients for non-food applications principally occurred in sales of our Chewtex® protein- and starch-based resins for use in pet industry products due to loss of sales to a major customer.  The increase in sales of specialty ingredients for food applications compared to the prior year’s third quarter benefitted from higher unit sales of our Fibersym® line of specialty starch and Arise® wheat protein isolates.

DISTILLERY PRODUCTS

Total sales of our distillery products in the third quarter of fiscal 2007 rose by approximately $17.6 million, or 31 percent, compared to the third quarter of fiscal 2006.  This improvement was due to a $12.9 million, or 45 percent, increase in sales of fuel grade alcohol and a $4.1 million, or 19 percent, increase in sales of food grade alcohol.  The increased sales of fuel grade alcohol resulted from higher average selling prices and higher unit sales.  In the food grade area, sales of alcohol for industrial applications rose by $4.4 million, or 29 percent, as the result of higher unit sales and prices.  Meanwhile, sales of food grade alcohol for beverage applications decreased by $339,000, or 6 percent, due to a decline in unit sales, which offset improved prices.    Sales of distillers feed, the principal by-product of the alcohol production process, increased by approximately $567,000, or nearly 8 percent, as a result of higher selling prices.

SALES

Net sales in the third quarter of fiscal 2007 increased by $14.4 million, or 18 percent, above net sales in the third quarter of fiscal 2006.  This improvement was due to increased distillery products sales.  Ingredients sales decreased compared to the prior year.  The increase in distillery products sales resulted from a combination of increased unit sales and prices for fuel grade alcohol, higher unit sales and prices for food grade industrial alcohol, and improved prices for beverage alcohol and distillers feed.  The decline in ingredients sales principally resulted from reduced unit sales of specialty ingredients for non-food applications together with lower unit sales of commodity starches.  These decreases were partially offset by increased sales of specialty ingredients for food applications combined with increased sales of commodity gluten.

For the first nine months of fiscal 2007, net sales increased by $34.3 million, or nearly 15 percent, above net sales for the first nine months of fiscal 2006.  This improvement was due to increased distillery products sales.  Sales of ingredients in the first nine months of fiscal 2007 decreased compared to the same period the prior year.  The increase in distillery products sales resulted from higher unit sales and prices for both fuel grade and food grade alcohol combined with improved prices for distillers feed.  The decline in ingredients sales for the first nine months was due to reduced sales of specialty ingredients for both food and non-food applications, which more than offset a slight increase in sales of commodity ingredients.  Lower sales of specialty ingredients for food applications was mainly attributable to decreased unit sales of both specialty starches and proteins, which offset higher specialty starch and protein selling prices.  The increase in sales of commodity ingredients resulted from higher sales of commodity gluten, which offset reduced sales of commodity starch.   The rise in commodity gluten sales was due to improved prices, which offset lower unit sales.  Commodity starch prices also improved, but were offset by reduced unit sales compared to the first nine months of the prior fiscal year.

COST OF SALES

The cost of sales in the third quarter of fiscal 2007 rose by approximately $14.1 million, or nearly 20 percent, over cost of sales in the third quarter of fiscal 2006.  This increase was mainly due to higher grain costs and higher costs of supplies used in our manufacturing processes, partially offset by a decrease in energy costs related to lower natural gas prices.  Additionally, the increase was a function of higher maintenance and repairs related to planned plant outages associated with work on our distillery upgrades and higher depreciation expense resulting from a higher depreciable asset base due to certain assets being placed in service in the prior fiscal year.  The higher costs of manufacturing-related grain and supplies were primarily due to increased prices.  Wheat prices were approximately 20 percent higher than those experienced in the third quarter of fiscal 2006.  Wheat costs were not hedged in the third quarter of fiscal 2007.  The per-bushel cost of corn, adjusted for the impact of our hedging practices, averaged nearly 65 percent higher compared to a year ago.  For the third quarter of fiscal 2007, the cost of natural gas, adjusted for the impact of our hedging practices, decreased approximately 21 percent compared to the same period the prior year.

The cost of sales for the first nine months of fiscal 2007 increased by approximately $20.7 million, or 10 percent, compared to the first nine months of fiscal 2006 as a result of the same factors cited above in relation to the third quarter of fiscal 2007.   For the first nine months of fiscal 2007, the per-bushel cost of wheat, adjusted for the impact of our hedging practices, averaged nearly 26 percent higher compared to a year ago.  The per-bushel cost of corn, adjusted for the impact of our hedging practices, averaged nearly 30 percent higher compared to a year ago.  The cost of natural gas, adjusted for the impact of our hedging practices, decreased approximately 21 percent compared to the same period the prior year.

In connection with the purchase of raw materials, principally corn and wheat, for anticipated operating requirements, we enter into commodity contracts to hedge the risk of future grain price increases.  During the third quarter of fiscal 2007, we hedged approximately 24 percent of corn processed compared with approximately 42 percent of corn processed in the third quarter of fiscal 2006.   During the first nine months of fiscal 2007, we hedged approximately 36 percent of corn processed compared with approximately 40 percent of corn processed in the first nine months of fiscal 2006.  Raw material costs in the third quarter of fiscal 2007 included a net hedging gain of approximately $476,000 compared to a net hedging loss of $223,000 in the third quarter of fiscal 2006.

In the first nine months of fiscal 2007, raw material costs included a net hedging gain of approximately $500,000 compared to a net hedging loss of approximately $1.6 million in the first nine months of fiscal 2006.  During the first nine months of fiscal 2007, we experienced no losses on ethanol futures, compared to a loss of $24,000 on ethanol futures during the first nine months of the prior fiscal year.

These hedge transactions are highly effective.  Accordingly, nearly all related losses were entirely offset by reduced raw materials costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses in the third quarter of fiscal 2007 decreased by approximately $40,000, or approximately 1 percent, compared to selling, general and administrative expenses in the third quarter of fiscal 2006 as increases in certain administrative costs were offset by lower salary and wage expenses.

Selling, general and administrative expenses in the first nine months of fiscal 2007 decreased by approximately $820,000 compared to the same period in fiscal 2006.  Increased costs related to the implementation of our Enterprise Resource Planning system and administrative activities were offset by reduced salary and management incentive costs.  Additionally, during the year-to-date period ended March 31, 2006, the Company accrued costs related to the unvested portion of its stock option incentive plan of approximately $272,000.  During the year-to-date period ended April 1, 2007, these costs were minimal as all outstanding stock options have vested

OTHER INCOME

Other income decreased approximately $168,000 and $91,000 in the quarter and year-to-date periods ended April 1, 2007, respectively, compared to the same periods of fiscal 2006.  These decreases were principally attributable to changes in interest capitalized as well as the effect of certain other non-recurring, non-operating revenue items.  It is our practice to credit other income for interest incurred that is capitalized.

INTEREST EXPENSE

Interest expense in the quarter and year-to-date period ended April 1, 2007 decreased compared to the same prior year periods.  The decrease in the year-to-date versus the comparable prior year period was primarily due to the impact of a make-whole premium paid in the first quarter of fiscal 2006 related to the refinancing of our notes with the Principal Mutual Life Insurance Company.  Additionally, we maintained lower balances on our outstanding debt during the quarter and year-to-date period ended April 1, 2007 than in the prior year periods.

TAXES AND INFLATION

For the quarter ended April 1, 2007, our income tax provision was $900,000 for an effective rate of 29.3 percent compared to a provision of $700,000 for the quarter ended March 31, 2006 for an effective rate of 26.1 percent.  For the year-to-date period ended April 1, 2007, our income tax provision was $9.3 million for an effective rate of 36.7 percent compared to a provision of $3.6 million for the year-to-date period ended March 31, 2006 for an effective rate of 35.3 percent.  The year-to-date changes were primarily the result of changes in permanent differences between income for financial reporting purposes and taxable income.

As of April 1, 2007, we had approximately $1.5 million in unused Kansas State Income Tax Credits (“tax credits”) related to capital investments we have made at our Atchison, Kansas facility.  These tax credits are available for use through June 30, 2015 and are contingent upon meeting certain criteria related to job training as well as wages paid relative to industry standards.  Additionally, application of these tax credits is contingent upon having sufficient taxable income in the state of Kansas.  It is our policy is to take advantage of tax benefits whenever they are available.  We recognize these tax credits within our tax provision as these criteria are substantially satisfied.

NET INCOME

As the result of the foregoing factors, we experienced net income of $2,178,000 in the third quarter of fiscal 2007 compared to net income of $2,083,000 in the third quarter of fiscal 2006.  Our net income for the first nine months of fiscal 2007 was $15,989,000 compared to net income of $6,632,000 for the first nine months of fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

The following table is presented as a measure of our liquidity and financial condition:  (Dollars in thousands)

	April 1,	June 30,
	2007	2006
Cash and cash equivalents	$2,410	$14,495
Working capital	49,940	44,469
Amounts available under lines of credit	18,000	20,000
Notes payable and long-term debt	13,394	16,151
Stockholders’ equity	146,672	134,912

CASH FLOW INFORMATION

Summary cash flow information follows for the year-to-date periods ended April 1, 2007 and March 31, 2006, respectively:  (Dollars in thousands)

	Year-to-Date Ended
	April 1,	March 31,
	2007	2006
Cash flows provided by (used for):
Operating activities	$8,198	$6,307
Investing activities	(16,691)	(13,681)
Financing activities	(3,592)	576

Increase (decrease) in cash and cash equivalents	(12,085)	(6,798)
Cash and cash equivalents at beginning of year	14,495	10,384
Cash and cash equivalents at end of year	$2,410	$3,586

During the year-to-date period ended April 1, 2007, our consolidated cash decreased $12,085,000 compared to a decrease of $6,798,000 during the year-to-date period ended March 31, 2006.  The current year’s decrease was a result of increased investing cash outflows related to a higher level of capital expenditures and increased financing cash outflow primarily related to the purchase of treasury stock and a higher dividend payment.  These factors were partially offset by increased operating cash flow.  The principal sources of cash are operating cash flow, proceeds from stock plans and the issuance of long-term debt.  Principal uses of cash are capital expenditures, payment of debt and the payment of dividends.

Operating Cash Flows.  Summary operating cash flow information for the year-to-date periods ended April 1, 2007 and March 31, 2006, respectively, is as follows:  (Dollars in thousands):

	Year-to-Date Ended
	April 1,	March 31,
	2007	2006
Net income	$15,989	$6,632
Depreciation	10,437	9,130
Gain on sale of assets	(3)	(14)
Deferred income taxes	706	(299)
Changes in working capital items:
Segregated cash and investments	(1,663)	—
Accounts receivable	(6,172)	(3,927)
Inventories	(6,001)	(8,231)
Accounts payable and accrued expenses	3,403	1,207
Deferred revenue	(1,146)	(1,181)
Income taxes payable	(5,934)	3,808
Other	(1,418)	(818)
Net cash provided by operating activities	$8,198	$6,307

Cash flow from operations for the year-to-date period ended April 1, 2007 increased $1,891,000 to $8,198,000 from $6,307,000 for the year-to-date period ended March 31, 2006.  This improvement in operating cash flow was primarily attributable to the increase in net income of $9,357,000 as well as increases in deferred income taxes.  These factors, which served to increase operating cash flow, were partially offset by cash outflows for segregated cash and investments related to our hedge trading accounts as well as increases in accounts receivable and income taxes paid.  For the year to date period ended April 1, 2007, our inventory increased albeit at a lower amount than during the year to date period ended March 31, 2006.  This increase in inventory resulted primarily from higher prices for grain.  Additionally, operating cash flow was impacted by the timing of cash receipts and disbursements resulting in increases in accounts receivable, increases in accounts payable and accrued expenses as well as the pre-payment of certain expenses in the year-to-date period ended April 1, 2007.

Investing Cash Flows.  Net investing cash outflow was $16,691,000 for the year-to-date period ended April 1, 2007 compared to $13,681,000 for the year-to-date period ended March 31, 2006.  During the year-to-date period ended April 1, 2007, we made $16,778,000 in capital expenditures, including expenditures relating to distillery expansion at our Atchison plant, the acquisition of feed dryers at our Pekin plant, injection molding and packaging equipment at the Kansas City facility, equipment to improve the efficiency of our alcohol production facilities at Pekin as well as construction costs related to our new corporate headquarters and tech center in Atchison.  The effect of these capital expenditures was partially offset by the sale of certain equipment and vehicles of $87,000.

Financing Cash Flows.  Net Financing cash outflow for the year-to-date period ended April 1, 2007, was $3,592,000 compared to net cash inflow of $576,000 for the year-to-date period ended March 31, 2006.  During the year-to-date period ended April 1, 2007 we reduced long-term debt by $2,757,000.  Additionally, we purchased 80,500 shares of our common stock at an average price of $24.09 per share in connection with tax elections made by participants in our option and restricted stock plans and paid dividends of $3,343,000.  These cash outflows were partially offset by tax benefits of $2,446,000 related to  the exercise of outstanding stock options and a draw of $2,000,000 under our line of credit for operating purposes.

For the year-to-date period ended March 31, 2006, we borrowed $7,000,000 from General Electric Capital Corporation (“GECC”) and used those proceeds to pay the unsecured notes payable to The Principal Mutual Life Insurance Company of $6,816,000.  We reduced long-term debt by $4,600,000.  Additionally, we had net drawings of $6,000,000 on our line of credit for operating purposes.  As a result, net cash inflows related to debt transactions in the year-to-date period ended March 31, 2006 were $1,584,000.

CONTRACTUAL OBLIGATIONS.

As of April 1, 2007, the amount of long-term debt was $13,394,000 compared to $16,151,000 at June 30, 2006.

Capital Expenditures.

In the year to date we have spent $16.8 million in capital expenditures and have commitments for an additional $12.6 million which we anticipate will be spent within the next 12 months.

We are currently exploring alternative sources of energy for our Pekin, Illinois plant in the form of a coal-fired steam generation facility.  In this regard we have applied for a license to operate a coal fired facility with the Illinois EPA.  However, we are in the preliminary stages of analysis and no decision has been made to proceed beyond the exploratory stage.

Our preliminary estimates suggest a project of this nature would cost approximately $60.0 million to install.  However, the actual cost to the company of engaging in such a project is not determinable at the moment.  We are exploring the types and availability of various financing alternatives that would require us to pay no more that a portion of the construction costs, and only expect to proceed on such a basis.  While there is no definitive time-frame for this project, if an operating license is granted and satisfactory financing arrangements are made, we estimate that it would take three to four years for the facility to be operational after we made a decision to proceed.

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

LINES OF CREDIT

Our line of credit for $20.0 million, available for general corporate purposes, was amended on July 1, 2006 so that it now extends to July 1, 2007.  As of April 1, 2007, we had $2.0 million in outstanding borrowings under the line.

WORKING CAPITAL

Our working capital increased $5,471,000 from June 30, 2006 to April 1, 2007.  This increase was primarily the result of increased accounts receivable, inventories, prepaid expenses, deferred income tax assets and refundable income taxes as well as decreased accrued expenses, income taxes payable and deferred revenue. These factors, which led to an increase in working capital, were partially offset by reduced cash balances (including segregated cash held with our hedge trading broker), increased accounts payable and outstanding borrowings on our revolving credit facility.

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company produces its products from wheat, corn and milo and, as such, is sensitive to changes in commodity prices.  Grain futures and/or options are used as a hedge to protect against fluctuations in the market.  The information regarding inventories and futures contracts at June 30, 2006, as presented in the annual report, is not significantly different from April 1, 2007.

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

(b).          Changes in Internal Controls.

In our Report on Form 10-Q for the quarter ended December 31, 2006 , we disclosed that in the course of engaging the audit of employee benefit plans, management determined that certain employee benefit plans for the Atchison and Pekin plants that had previously been classified and reported as defined contribution plans did in fact contain aspects of defined benefit plans as well.  While the amounts involved were not material, we regarded this as a significant deficiency which we said we would address in future periods by establishing procedures to identify and evaluate existing contractual obligations (including but not limited to collective bargaining agreements) and the related impact of any changes in those contracts on financial reporting to allow management to evaluate the propriety of the accounting treatment for such plans. In our efforts to identify and evaluate existing contractual obligations and the related impact of any changes in those contracts on financial reporting, we have incorporated full executive management review of the periodic disclosures included in our quarterly reports.  These efforts include the addition of human resources and additional executive level management on our Disclosure Committee as well as full executive management review of quarterly SEC questionnaires generated by our external accounting firm, BKD LLP.   We believe that these efforts strengthen our disclosure control procedures as well as our internal controls as of the end of the third quarter, fiscal year 2007.

We also disclosed in our Form 10-Q report for December 31, 2006 that we had implemented certain changes to address material weaknesses identified in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.  One of the changes mentioned involved the implementation of  written procedures involving cycle counting and full physical inventories of maintenance materials at our Pekin, Illinois and Atchison, Kansas locations.  We continue to perform internal control testing of these control activities and therefore are unable to stated at this time that the related weakness noted in our Form 10-K has been addressed.

PART II – OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS.

Reference is made to Item 3. Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006 and to Part II, Item 1. Legal Proceedings in the Company’s Quarterly Reports on Form 10-Q for the quarters ended October 1, 2006 and December 31, 2006 for information regarding the following litigation matter to which the Company is a party:   MGP Ingredients, Inc. v. Mars, Incorporated et. al., Civil Action No 06-2318, U.S. District Court, District of Kansas.

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table shows repurchase information regarding purchases by the Company of shares of its stock during the quarter ended April 1, 2007.

Maximum
Number (or
			Total Number	Approximate
			of shares (or	Dollar Value)
			Units)	of Shares (or
			Purchased as	Units (that
	Total	Average	Part of	May Yet Be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
	(or Units)	Share	Plans or	Plans
Period	Purchased	(or Unit)	Programs	or Programs
January 1 – January 31, 2007	0	—	0
February 1 – February 28, 2007	0	—	0
March 1 – April 1, 2007	0	—	0	1,613,716	(a)

(a)                                  On various dates, the Board of directors authorized the purchase of an aggregate of 6,000,000 shares of Common Stock of which 4,386,284 shares had been purchased as of April 1, 2007.  This program was first announced on June 5, 1997.  During the three months ended April 1, 2007, no shares were purchased under the program.  The program has no expiration date.

ITEM 6.	EXHIBITS

	3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)

	3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3(b) of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (File Number 0-17196)

	*10.1	Employment Agreement with Dr. Sukh Bassi dated April 16, 2007.

*15.1	Letter from independent public accountants pursuant to paragraph (d) of Rule 10-01 of Regulation S-X (incorporated by reference to Independent Accountants’ Review Report at page 3 hereof)

*15.2	Letter from independent public accountants concerning the use of its Review Report in the Company’s Registration Statement Nos. 333-137593, 333-119860 and 333-51849

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.3	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002

*32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.3	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date: May 10, 2007	By	/s/ Ladd M. Seaberg
Ladd M. Seaberg, Chairman of the
Board and Chief Executive Officer

Date: May 10, 2007	By	/s/ Brian T. Cahill
Brian T. Cahill, Vice President
and Chief Financial Officer