Form 10-K
period 2007-07-01
MGP INGREDIENTS INC
filed 2007-09-12
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 1, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number

MGP Ingredients, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Kansas	48-0531200
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

100 Commercial Street, Box 130, Atchison, Kansas	66002
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code	(913) 367-1480

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

NONE
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	The NASDAQ Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to their Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer: in Rule 12b-2 of the Exchange Act. (Check One): Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of common equity held by non-affiliates, computed by reference to the last sales price as reported by NASDAQ on December 31, 2006, was $242,285,000.

The number of shares of the registrant’s common stock outstanding as of August 31, 2007 was 16,920,594.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference:

(1)                                  Portions of the MGP Ingredients, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on October 18, 2007 are incorporated by reference into Part III of this report to the extent set forth herein.

(This page intentionally left blank)

CONTENTS

Forward Looking Information
Available Information

PART I
Item 1.	Business
General Information
Fiscal 2007 Developments
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
Fiscal 2007 Compared to Fiscal 2006
Fiscal 2006 Compared to Fiscal 2005
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

ii

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements as well as historical information.  All statements, other than statements of historical facts, included in this Annual Report on Form 10-K regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements.  In addition, forward-looking statements are usually identified by or are associated with such words such as “intend,” “plan”, “believe,” “estimate,” “expect,” “anticipate,” “hopeful,” “should,” “may,” “will”, “could” and or the negatives of these terms or variations of them or similar terminology.  They reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance.  All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement.  Important factors that could cause actual results to differ materially from our expectations include, among others:  (i) the availability and cost of grain, (ii) fluctuations in gasoline prices, (iii) fluctuations in energy costs, (iv) competitive environment and related market conditions, (v) our ability to realize operating efficiencies, (vi) the effectiveness of our hedging programs; (vii) access to capital and (viii) actions of governments. For further information on these and other risks and uncertainties that may affect our business, see Item 1A - Risk Factors

AVAILABLE INFORMATION

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

In December, 2005, we broke ground for the construction of a new technical innovation center and corporate office building in Atchison.  Construction of the technical center was completed in February, 2007.  Construction of the new office building was completed one month later.  The total cost of building and equipping these structures was an aggregate of approximately $8 million.  The technical center provides improved accommodations and a better environment for us to pursue research and development and product application initiatives and to host and work directly with customers in developing specialized product formulations.  The address of our new corporate headquarters is Cray Business Plaza, 100 Commercial Street, Atchison, Kansas 66002.

FISCAL 2007 DEVELOPMENTS

Distillery Products

Our improved results in fiscal 2007 were driven by our distillery products segment.  This improvement was primarily due to a 24.2 percent increase in distillery products sales, which resulted from higher unit sales and prices for both fuel grade alcohol and food grade alcohol for industrial and beverage applications.

In fiscal 2007, we continued to implement measures to improve our capacity and strengthen alcohol production efficiencies at our distillery operations in both Atchison, Kansas and Pekin, Illinois.  These measures have permitted higher throughput, which, in turn, contributed to distillery profits during the year.  The capacity improvements were part of a previously announced plan to incrementally expand our alcohol production capacity by approximately 15 percent.  Complete phase-in of this plan occurred this summer.  Through July 1, 2007 we spent $6.3 million on this project.

In the fourth quarter of fiscal 2007, we completed an $11.1 million capital project to improve production efficiencies and fulfill air emission control requirements at our Pekin, Illinois distillery.  The project, which was approved by our Board of Directors on March 16, 2006, involved the purchase and installation of a new dryer system for the manufacture of distillers feed, the principal by-product of the alcohol production process.  The new dryer system is designed to provide cost savings related to energy usage and maintenance needs.  It also has permitted us to meet Environmental Protection Agency requirements in a consent decree filed during fiscal 2006.  We chose the dryer over less costly alternatives because of the improved plant efficiencies it is expected to provide.

Specialty Ingredients for Food Applications

Sales of our specialty ingredients for food applications experienced a modest decline in fiscal 2007  compared to fiscal 2006 due mainly to reduced sales of specialty starches.  Sales of specialty food proteins also decreased, but to a lesser degree.

Because our specialty proteins and starches are wheat-based, the profitability of our food ingredients area was affected by increased wheat costs compared to fiscal 2006.

On July 2, 2007 we acquired a 50% interest in a German joint venture company which will produce and distribute our Wheatex® products in the European Union (EU) and elsewhere.  If the venture succeeds, the new company may build its own plant in the EU.  We have leased an extruder to the new company and licensed it to practice our Wheatex® technology and sell the product in the EU and certain countries that are proximate to the EU.  Presently we anticipate production will begin sometime between the third quarter of fiscal 2008 and the second quarter of fiscal 2009, depending on whether initial production is through a third party toller or though our joint venture partner.

Specialty Ingredients for Non-Food Applications

Sales of our protein-and starch-based resins, which are used in the manufacture of pet chews and related treats, declined in fiscal 2007 compared to fiscal 2006.  This decline was primarily due to reduced sales to one major customer whose business was sold during our fourth quarter of fiscal 2006.  See Item 3. “Legal Proceedings.”  We continue to work to broaden our customer base and have strengthened our production and service capabilities in this area of our business.

Our plant-based biopolymers continue to represent an emerging area of our business.  This product line has been created for use in the production of biobased and bio-degradable plastic-like items which are eco-friendly. While commercialization of these biopolymers has begun, they continue to undergo further research and development as we explore additional enhancements to expand their functionality and use capabilities.

Commodity Ingredients

Although the significance of vital wheat gluten and commodity starches to our business had diminished in recent years, sales of our commodity wheat gluten began to increase during fiscal 2007 due to increased demand resulting from poor global wheat crops which yielded lower wheat gluten supplies than previously anticipated.  Sales increased further toward the end of the fiscal 2007 and into the start of fiscal 2008 as demand for safe, quality gluten backed by supply and service reliability became even more significant.  This situation developed following a major recall of pet foods containing contaminated imported wheat flour misrepresented as gluten.  In response to this demand, we have recently increased wheat gluten production at our plants in Atchison and Pekin, Illinois and by year end had increased our production rate by approximately three times the rate experienced at the beginning of the year.

FINANCIAL INFORMATION ABOUT SEGMENTS

Note 10 of our Notes to Consolidated Financial Statements set forth in Item 8 of this Report, which is incorporated herein by reference, includes information about sales, depreciation, income before income taxes and identifiable assets for the last three fiscal years by reportable segment.

BUSINESS STRATEGY

Our strategy is to focus on the development and marketing of specialty protein and starch products for use in unique market niches while preserving a leadership position as a highly efficient, quality-oriented producer and marketer of alcohol products derived from grain.  As such, we seek to provide value-added ingredient solutions across a range of food and non-food product applications while strengthening our ability to effectively supply the marketplace with both food grade and fuel grade alcohol products.

Market trends that we hope to benefit from include health and wellness lifestyle trends in the food area, growing demand for natural versus synthetic products, pet industry growth and increased use of alternative fuels.  Increased interest in bio-economy initiatives also may create opportunities for us, particularly in regard to our partially and totally degradable biopolymers.

We have existing capacity to grow our specialty ingredients business if the market for such products improves further.  We seek to develop a more profitable product mix, which is especially critical during times when we face higher wheat costs, such as we encountered during fiscal 2007.  We continue to concentrate on growing specific high end, highly functional ingredient solutions for our customers.  Simultaneously, we strive to optimize the economic value of our commodity wheat gluten and wheat starches, which traditionally have commanded lower prices than our specialty proteins and starches.  Recently, we have taken steps to restructure the ingredients portion of our business, particularly in the food area, to more appropriately align with current production and sales requirements.  These steps have included concentrating our production and marketing efforts on supplying our core base of loyal customers with a more select array of high quality, premium ingredients that address nutritional, sensory and convenience issues and that can help build value while making more efficient use of our existing capacities.  We continue to step up our product innovation and commercialization efforts and have revamped the responsibilities of our technical applications scientists, who now perform a significantly more integral role as solutions providers to our customers.

As noted above, various market factors have contributed to increased prices for gluten and we have taken steps to increase our production of this product.  While this situation warrants our short-term focus on rapidly increasing wheat gluten production, we maintain as our long-term goal the continued development and commercialization of our value-added wheat proteins and starches.

We continue to maintain a solid presence in the alcohol industry and pursue efforts to maintain highly efficient alcohol production operations.  We can produce food grade alcohol and ethanol at both our Atchison and Pekin locations.  Since early 2004, the majority of our Atchison distillery’s capacity has been dedicated to the production of high quality, high purity food grade alcohol for beverage and industrial applications and the majority of the Pekin distillery’s capacity has been dedicated to the production of fuel ethanol.

We continued to experience generally favorable conditions in the fuel grade alcohol market in fiscal 2007.  We also experienced favorable conditions in our food grade alcohol markets and are dedicated to providing our customers with what we believe is among the highest quality, high purity alcohol in the world.  We have been in the food grade alcohol business since the Company’s founding in 1941 and intend to maintain a solid presence in the food grade as well as fuel grade area.

PRODUCT SALES

The following table shows our sales from continuing operations by each class of similar products during the past three fiscal years ended July 1, 2007, June 30, 2006 and June 30, 2005, as well as such sales as a percent of total sales.

	PRODUCT GROUP SALES Year Ended
	July 1, 2007		June 30, 2006		June 30,2005
	(thousands of dollars)
	Amount	%	Amount	%	Amount	%
Ingredients:

Specialty Food Ingredients	$43,648	11.9	$46,149	14.3	$43,910	15.9
Specialty Non-Food Ingredients	9,733	2.6	23,917	7.4	34,077	12.4
Commodity Ingredients	17,612	4.8	13,571	4.2	13,464	4.9
Mill Feed and Other Mill Products	2,608	0.7	1,869	0.6	1,044	0.4
Total Ingredients	$73,601	20.0	$85,506	26.5	$92,495	33.6

Distillery Products:

Food-grade Alcohol	$99,168	26.9	$79,893	24.8	$55,733	20.3
Fuel-grade Alcohol	164,296	44.7	128,824	39.9	99,241	36.1
Distillery By-products	30,929	8.4	28,254	8.8	27,708	10.0
Total Distillery Products	294,393	80.0	236,971	73.5	182,682	66.4
Net Sales	$367,994	100.0	$322,477	100.0	$275,177	100.0

Substantially all of our ingredient and distillery sales are made directly or through distributors to manufacturers and processors of finished goods.  Sales to customers are usually evidenced by short-term agreements under which products are usually ordered, produced, sold and shipped within 60 days.  Varying amounts of our fuel grade and food grade alcohol and certain specialty ingredients are sold under longer term contracts. During fiscal 2007, our five largest distillery products customers accounted for 38.3 percent of our consolidated revenues and our five largest ingredients products customers accounted for 7.3 percent of our consolidated revenues. Two of our fuel grade alcohol customers, BP Amoco and Valero, each accounted for more than 10 percent, for a combined 23.3 percent, of our consolidated revenues in fiscal 2007.  No other customer accounted for more than 10 percent of our consolidated revenues in the fiscal year.

INGREDIENTS

Ingredients consist primarily of specialty wheat starches and wheat proteins for food applications and non-food applications, commodity starches and proteins, consisting of commodity wheat starches and vital wheat gluten, and mill feeds. In recent years, specialty products have accounted for a significant share of our total ingredient sales.  This primarily has been due to the following factors: product mix optimization, product innovation through increased research and development, partnering with customers on product development, increased capacity to produce these products and increased marketing efforts that have resulted in greater customer recognition.

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

Both commodity and specialty wheat starches compete primarily with corn starch, which dominates the United States starch market.  However, the unique characteristics of wheat starch provide it with a number of advantages over corn and other starches for certain baking and other end uses.  Our principal competitors in the starch market are Cargill Incorporated (primarily corn and tapioca starch), National Starch and Chemical Corporation (corn starch), Manildra Milling Corporation (wheat starch), Penford Corporation (potato starch), Archer-Daniels-Midland Company (wheat and other grain starches) and various European companies.  Competition is based upon price, name, color and differing granular characteristics which affect the food product in which the starch is used.  Specialty wheat starches usually enjoy a price premium over corn starches and low grade wheat starches. Commodity wheat starch price fluctuations generally track the fluctuations in the corn starch market.  As we experienced in fiscal 2007, the specialty wheat starch market usually permits pricing consistent with costs which affect the industry in general, including increased grain costs.  However, this is not always the case; during fiscal 2006 and fiscal 2003, increases in grain and fuel prices outpaced market price increases in the specialty wheat starch market.

Specialty Wheat Proteins.  We have developed a number of specialty wheat proteins for food and non-food applications. Specialty wheat proteins are derived from vital wheat gluten through a variety of proprietary processes which change the molecular structure of vital wheat gluten. Wheat proteins for food applications include gliadin, glutenin, products in the Arise®, Wheatex®, HWG 2009TM and FPTM series and Pasta Power®.  Non-food applications include wheat proteins designed for use primarily in pet product applications and biopolymers that can be molded to form a variety of degradable and non-degradable plastic-like objects.  We also produce specialty proteins for use in personal care products.  Our specialty wheat proteins generally compete with other ingredients and modified proteins having similar characteristics, primarily soy proteins and other wheat proteins, with competition being based on factors such as functionality, price and, in the case of food applications, flavor. Our principal competitors in the specialty proteins market are Archer-Daniels-Midland Company (wheat and other grain proteins), The Solae Company (soy), Manildra Milling (gluten and wheat proteins), US Energy (gluten) and various European companies.  Although we are producing a number of our specialty wheat proteins on a commercial basis, some products are in the test marketing or development stage.

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

•                                          FiberRite® RW Resistant Starch.  FiberRite® RW is a product that boosts dietary fiber levels while also reducing fat and caloric content in such foods as breads, sweet goods, ice cream, yogurt, salad dressings, sandwich spreads and emulsified meats.

•                                          HWG 2009™.  This is a lightly hydrolyzed wheat protein that is rich in peptide-bonded glutamine, an amino acid that counters muscle fatigue brought on by exercise and other physical activities. Applications include nutritional beverages and snack products.

Specialty Ingredients for Non-Food Applications

•                                          MGPI Chewtex®and MGPI Pet-Tex®.  MGPI Chewtex®, produced from wheat protein and wheat starch, is used as a commercial raw material for the production of pet treats and chews. We hold a U.S. Patent (No. 5,665,152) expiring in 2016 relating to the methods of grain protein-based solid articles that we use in the production of such products.  MGPI Pet-Tex® is our textured wheat protein that is produced and sold for use in pet food products.

•                                          MGPI Terratek®.  MGPI Terratek® protein and starch resins are our environmentally-friendly biopolymers that can be molded to produce a variety of formed objects. Applications include disposable eating utensils, golf tees, food and feed containers and similar type vessels, as well as non-degradable hard plastic-like products.

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

•                                          Aqua Pro® WAA, a solution of amino acids produced from natural wheat proteins that helps provide excellent moisturizing and film forming properties in both hair and skin systems;

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

We produce vital wheat gluten from modernized facilities at the Atchison and Pekin plants.  Gluten is shipped throughout the continental United States in bulk and in 50 to 100 pound bags to distributors and also is sold directly to major food processors and bakeries.  Because of increased global capacities, along with subsidies and other protective measures afforded certain foreign exporters by their host governments, in recent years we had not been able to profitably compete with the foreign exporters and, until recently, had only produced gluten as a by-product in our production of specialty starches and proteins.  However, sales of our commodity wheat gluten began to increase during fiscal 2007 due to increased demand resulting from poor global wheat crops which yielded lower wheat gluten supplies than previously anticipated.  Sales increased further toward the end of the fiscal 2007 and into the start of fiscal 2008 as demand for safe, quality gluten backed by supply and service reliability became even more significant.  This situation developed following a major recall of pet foods containing contaminated imported wheat flour misrepresented as gluten.  In response to this demand, we have recently increased wheat gluten production at our plants in Atchison, Kansas and Pekin, Illinois.

Vital wheat gluten is considered a commodity, and therefore, competition primarily has been based upon price.  Our principal competitors in the U.S. vital wheat gluten market consist primarily of three other domestic producers and producers in the European Union, Australia and certain other regulated countries.

Mill Feed and Other Mill Products

We own and operate a flour mill at the Atchison plant.  The mill’s output of flour is used internally to satisfy a majority of the raw material needed for the production of our ingredients products.

In addition to flour, the wheat milling process generates mill feeds or “midds.”  Midds are sold to processors of animal feeds as a feed additive.

DISTILLERY PRODUCTS

Our Atchison and Pekin plants process corn and/or milo, mixed with the starch slurry from starch and gluten processing operations, into food grade alcohol, fuel grade alcohol, distillers feed and carbon dioxide.

Food grade alcohol consists of beverage alcohol and industrial food-grade alcohol that are distilled to remove impurities.  Fuel grade alcohol, or “ethanol,” is grain alcohol that has been distilled to remove all water to yield 200 proof alcohol suitable for blending with gasoline.

Since the reconstruction of our Atchison distillery following an explosion that occurred in September, 2002, the majority of the distillery’s capacity has been dedicated to the production of high quality, high purity food grade alcohol for beverage and industrial applications.  The remainder has been dedicated to the production of fuel grade alcohol, commonly known as ethanol.  The new state-of-the-art equipment that was installed during the reconstruction has resulted in improved alcohol production efficiencies at the Atchison plant.  Conversely, the majority of our capacity at our Pekin, Illinois distillery has historically been dedicated to the production of fuel grade alcohol.  Additional efforts to further improve efficiencies at both distilleries, particularly relating to energy usage, have been initiated through recently approved capital projects.  We generally operated at full production capacity for both food grade and fuel grade alcohol during fiscal 2007.

Food Grade Alcohol

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

We believe that in terms of fiscal 2007 net sales, we are one of the three largest bulk sellers of food grade alcohol in the United States.  Our principal competitors in the beverage alcohol market are Grain Processing Corporation of Muscatine, Iowa and Archer-Daniels-Midland Company of Decatur, Illinois.

Much consolidation in the beverage alcohol industry has occurred at the customer level over the past two decades.  As these consolidations have come about, we have maintained a strong and steady presence in the market due to longstanding relationships with customers and our reputation for producing very high quality, high purity alcohol products.

Industrial Alcohol.  We market food grade alcohol which is not sold as beverage alcohol as food grade industrial alcohol.  We sell food grade industrial alcohol for use as an ingredient in foods (e.g., vinegar and food flavorings), personal care products (e.g., hair sprays and deodorants), cleaning solutions, biocides, insecticides, fungicides, pharmaceuticals, and a variety of other products.  Although grain alcohol is chemically the same as petroleum-based or synthetic alcohol, certain customers prefer a natural grain-based alcohol.  We sell food grade industrial alcohol from both of our Atchison and Pekin plants in tank truck or rail car quantities direct to a number of industrial processors.

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

To encourage the production of ethanol for use in gasoline, the Federal government and various states have enacted tax and other incentives designed to make ethanol competitive with gasoline and gasoline additives.  Under the internal revenue code, and until the end of 2010, gasoline that has been blended with ethanol provides sellers of the blend with certain credits or payments that amount to $0.51 per gallon of ethanol with a proof of 190 or greater that is mixed with the gasoline.  Although these benefits are not directly available to us, they allow us to sell our ethanol at prices which are competitive with less expensive additives and gasoline.

On August 8, 2005, President Bush signed the Energy Policy Act of 2005 (“Energy Act”), a comprehensive energy bill that includes a provision for establishing a renewable fuels standard.  The Energy Act provides for the adoption of regulations whose purpose, subject to other provisions of the Energy Act, is to ensure that gasoline sold or introduced into commerce in the continental United States contains on an annual average basis 4.0 billion gallons of renewable fuel commencing in 2006 and increasing incrementally to 7.5 billion gallons in 2012.  For this purpose, in addition to grain-based ethanol that we make, renewable fuels also includes cellulosic biomass ethanol, biodiesel, and other motor vehicle fuel that is produced from biomass such as starch, sugarcane, sugar beets or potatoes as well as natural gas produced from a biogas source, such as a landfill, that is used to replace or reduce the quantity of fossil fuel present in a fuel mixture used to operate a motor vehicle.  Each gallon of cellulosic biomass ethanol counts as 2.5 gallons of renewable fuel under the renewable fuel volume requirements.

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

Because of concerns over MTBE, state and federal policies promoting cleaner air and state and federal production incentives and tax programs, the ethanol industry has grown substantially in recent years.  Based on data compiled by the Renewable Fuels Association, fuel ethanol production capacity at the end of our 2007 fiscal year amounted to approximately 6.5 billion gallons of capacity compared to 4.8 billion gallons at the end of fiscal 2006.  Additionally, there were approximately 6.4 billion gallons of capacity in various stages of planning or construction at the end of fiscal 2007.

According to information published by the Renewable Fuels Association, as of July 2007, there were approximately 124 ethanol production facilities in the United States and approximately 76 more under construction or being planned in addition to 7 under expansion.  The majority of these facilities are located in the Midwestern corn producing states.  The fuel-grade alcohol market is dominated by Archer-Daniels-Midland Company, with our Company being among the smaller of a few other larger second-tier ethanol producers.  We compete with other producers of fuel-grade alcohol on the basis of price and delivery service.  We believe the proximity of our plants to our markets gives us an advantage over many of our competitors.

Although we believe the future for ethanol remains promising, there can be no assurance that ethanol prices will improve as a result of this new law.  Industry capacity may already exceed the level of renewable fuels mandated through 2009 in the Energy Act, and the Act encourages further expansion of the industry.  If that expansion occurs at a more rapid pace than the schedule for implementing the renewable fuels standard, ethanol prices could be affected.

Distillery By-Products

The bulk of fiscal 2007 sales of alcohol by-products consisted of distillers feed.  Distillers feed is the residue of corn, milo and wheat from alcohol processing operations.  The residue is dried and sold primarily to processors of animal feeds as a high protein additive.  We compete with other distillers of alcohol as well as a number of other producers of animal food additives in the sale of distillers feed.  During fiscal 2007, prices for distillers feed were depressed relative to corn prices as a result of increased fuel alcohol capacity combined with decreased demand in the European Union due to the EU’s non-approval of several varieties of genetically modified corn commonly grown in the U.S.

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

In 2003, we licensed, on an exclusive basis, certain patented technology from The Kansas State University Research Foundation relating to United States Patent 5,855,946, which describes and claims processes for making food-grade starches resistant to alpha-amylase digestion, as well as products and uses for the resistant starches.  The license relates to products derived from plant-based starches and is a royalty-bearing, worldwide license whose term, subject to termination for material, uncured breaches or bankruptcy, extends until the patent rights expire in 2017.  Royalties generally are based on net sales.  The patent rights relate to the referenced U.S. patent and any corresponding foreign patent application, which has been filed in Australia.  Under the license, we can make, have made, use, import, offer for sale, and sell licensed products within the scope of a claim of the patent rights or which are sold for a use within the scope of the patent rights and may, with approval of the licensor, grant similar rights to sublicensees.  In connection with the settlement of a lawsuit, we have granted National Starch and Chemical Investment Holding Corporation and certain of its affiliates a royalty bearing sublicense under the patent and related technology to make high amylose maize starch and to sell it anywhere except in the United States.  In addition, we have granted Cargill Incorporated a royalty bearing sublicense to use the patented process for the life of the patent in the production of tapioca-based starches for use in food products.

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

RESEARCH AND DEVELOPMENT

During the last three fiscal years, we have spent an aggregate of $8.7 million on research and development activities, all in the ingredients segment, as follows:  2007- $2.8 million; 2006-$2.9 million; and 2005-$3.0 million.

SEASONALITY

Our sales subsequent to 2002 have not been seasonal.

TRANSPORTATION

Our output is transported to customers by truck, rail and barge transportation equipment, most of which is provided by common carriers.  We lease 439 rail cars, which may be dispatched on short notice.  We offer customers shipment by barge through our barge loading facilities on the Illinois River.

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

Historically, the cost of grain is subject to substantial fluctuations depending upon a number of factors which affect commodity prices in general, including crop conditions, weather, government programs and purchases by foreign governments.  Such variations in grain prices have had and are expected to have from time to time significant adverse effects on the results of our operations.  This is primarily due to a variety of factors.  Fuel grade alcohol prices, which historically have tracked the cost of gasoline, do not usually adjust to rising grain costs.  Similarly, prices of commodity wheat starches generally track the prices of corn starch and usually do not adjust to rising wheat prices.  It generally is difficult for us to compensate for increases in grain costs through adjustments in prices charged for our vital wheat gluten due to subsidized European Union wheat gluten, whose artificially low prices are not affected by such costs.  However, recent increases in demand resulting from contaminated imported wheat flour misrepresented as gluten have resulted in what we believe will be short-term increases in gluten prices and a more balanced global supply/demand relationship.

During fiscal 2007, market prices for grain increased.  The average price that we paid per bushel for wheat increased 23.9 percent in fiscal 2007 compared to fiscal 2006, while the average price for a bushel of corn that we paid increased 49.6 percent over the same period.

We engage in the purchase of commodity futures to hedge economic risks associated with fluctuating grain and grain products prices.  During fiscal 2007, we hedged approximately 40.7 percent of corn processed, compared to 46.3 percent in 2006.  Of the wheat that we processed in fiscal 2007, 2.5  percent was hedged compared to 1.4 percent hedged in fiscal 2006.  The contracts are accounted for as hedges and, accordingly, gains and losses are deferred and recognized in cost of sales as part of contract costs when contract positions are settled and related products are sold.  For fiscal 2007, raw material costs included a net hedging loss of approximately $2.4 million on contracts settled during the year compared to a net hedging loss of approximately $1.9 million for fiscal 2006.  See Item 7A - Quantitative and Qualitative Disclosures About Market Risk.

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

In 1995, we entered into a long-term arrangement with AmerenCILCO and one of its subsidiaries (collectively “CILCO”) with respect to our Pekin, Illinois plant.  Under the arrangement, we have leased a portion of our plant facility to CILCO for a term ending in February 2010.  CILCO constructed a new gas fired electric and steam generating facility on ground leased from us and agreed to provide steam heat to the Pekin plant.  If we fail to renew the lease for 19 years at the end of the lease term, we must pay CILCO the net book value of the boiler plant and cogeneration facility, which we estimate will be $10.6 million.  Under a related steam heat service agreement, we have agreed to purchase our requirements for steam heat from CILCO until at least February 2010.  Either party may terminate the service agreement at the end of the initial term or thereafter upon two years notice.  Also, if gas prices have risen to a level such that operating a steam facility with alternative fuel would be more attractive and the payback period for a new facility would be five years or less, we may terminate the service agreement prior to the end of the initial term upon two years notice by making a specified payment to CILCO, currently approximately $656,000.  We must make adjustable minimum monthly payments over the term of the service agreement, currently $141,000, with declining fixed charges for purchases in excess of minimum usage, and are responsible for fuel costs and certain other expenses.  However, CILCO also uses the boilers to run electric generating units that it constructed on the leased site and pays us for a portion of the fuel costs that we incur for the production of steam, based on savings realized by CILCO from electricity generated at the facility.  We presently are exploring the possibility of terminating these arrangements and installing a new coal powered steam generator facility at our Pekin facility.

We also have a contract, which expires in December 2007, to purchase electricity from AmerenCILCO at fixed rates.

We are currently exploring alternative sources of energy for our Pekin, Illinois plant in the form of a coal-fired steam generation facility.  In this regard we have applied for a license to operate a coal fired facility with the Illinois EPA.  However, we are in the preliminary stages of analysis and no decision has been made to proceed beyond the exploratory stage.

EMPLOYEES

As of July 1, 2007, we had 460 employees, 253 of whom are covered by collective bargaining agreements with one labor union.  One agreement, which expires on August 31, 2008, covers 133 employees at the Atchison Plant.  Another agreement, which expires on October 31, 2007, covers 84 employees at the Pekin plant.  A collective bargaining agreement with employees at our Kansas City facility covers 36 employees and expires on September 25, 2009.  As of July 1, 2006, we had 462 employees.

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

Similar environmental regulations apply to the Pekin, Illinois facility.  Air quality at the Pekin plant is regulated by both the USEPA and the Illinois Environmental Protection Agency (the “IEPA”).  The IEPA regulates all air emissions.  We have permits to make certain emissions, and the IEPA has the right to do on-site testing to verify that emissions comply with these permits.  Also, the IEPA regulates waste water, cooling water and storm water discharge at the Pekin plant.  We test wastewater effluent quality twice each week and file monthly reports with the IEPA.  We also file an Annual Emissions Report and a Toxic Release Inventory annually with the IEPA.  The Pekin facility is also required to submit periodic reports pursuant to the Illinois and Federal Emergency Planning Community Right-to-Know Acts.

During 1997, the IEPA commenced an action against our Illinois subsidiary with respect to alleged noncompliance of the Pekin Plant with certain air quality regulations.  In 2002, the USEPA began an enforcement initiative relating to air emissions standards, focusing on all ethanol producers in its Midwestern region.  In connection with the USEPA enforcement initiative relating to our Pekin facility, we entered a consent decree and paid a federal penalty of $172,000.  In connection with the IEPA proceedings, we entered a Stipulation and Proposal for Settlement pursuant to which we made a total payment of $500,000, including a contribution to a state special project fund.  Both the consent decree and the Stipulation required us to undertake specified compliance activities.  As a result of these proceedings and a desire to make our operations more efficient, we made capital expenditures of $11.1 million at the Pekin facility.  We could have complied with environmental requirements in Pekin by only installing necessary pollution control equipment to an existing dryer, which we expect would have cost approximately $2 million.  However, we elected instead to install a new, emission-controlled dryer/evaporator system that will both address regulatory requirements and increase plant efficiency.

In January 2006 we entered a consent agreement with the KDHE resolving past allegations relating to permits, emissions levels and compliance with pollution regulations.  We agreed to pay a civil penalty and to undertake certain modifications to our Atchison facility over two and one-half years, including replacing a dryer, replacing or modifying our boilers and modifying certain emission controls.  We had previously installed the emission-controlled dryer in Atchison that we will use to process distillers feed at an estimated cost of $12 million, and are making additional capital expenditures of $2 to $4 million for new boiler burners and emission controls.

STRATEGIC RELATIONSHIPS

On July 12, 2004, we entered into a business alliance with Cargill, Incorporated for the production and marketing of a new resistant starch called Fibersym® HA that is derived from high amylose corn.  Under this alliance, which has an initial term of five years, Cargill agreed to manufacture Fibersym® HA under United States patent 5,855,946, which has been licensed exclusively to us.  The new starch is to be marketed by both companies under the Fibersym® brand name with all revenues from such sales recognized by us.  We and Cargill are to share profits from sales of the new product.  In connection with the arrangement for the new corn product, we also granted Cargill a royalty bearing sublicense to use the patented process for the life of the patent in the production of tapioca-based starches for use in food products.  We also agreed that if we determined to use the patented process to produce starches derived from other types of corn or to have a third party make product under the patent from other plant sources (other than wheat or potato), we would offer Cargill an opportunity to participate with us.  Cargill has started to market its tapioca-based starch product under the sublicense from us but we have only received nominal royalties to date.  As part of the transactions mentioned above, we licensed Cargill to use the technology disclosed and claimed in certain patent applications relating to uses for the patented resistant starch.

Although we originally hoped to introduce Fibersym®HA starch into the market at the end of 2004, due to litigation brought by National Starch and Chemical Investment Holding Corporation, Penford Australia, Ltd. and Penford Holdings Pty. in November 2004, we put the sale and additional production of the product on hold.  The litigation was resolved in September 2006.  We are engaged in discussions with Cargill about modifying our arrangements with them.

To complement offerings in our Fibersym® resistant starch line, in the fourth quarter of fiscal 2004 we began marketing a new potato-based resistant starch, Fibersym® 80 ST, for use in fiber enhanced and reduced carbohydrate food applications.  The ingredient was produced for us by Penford Corporation, using patented processes described in United States patent 5,855,946 and licensed exclusively to us by KSURF.  Under our agreement with Penford, we were required to purchase $6.2 million of product during fiscal 2005.  Penford extended our period for taking delivery through August of 2005.  Although this agreement resulted in an excess of inventories of the potato-based resistant starch, these inventories have been fully depleted and we have no further commitments with Penford.

ITEM 1A.  RISK FACTORS

Our business is subject to certain risks and uncertainties.  The following identifies those which we consider to be most important.

The availability and cost of agricultural products that we use in our business are subject to weather and other factors beyond our control.

In fiscal 2007 and 2006, approximately 50.8 percent and 42 percent, respectively, of our costs of goods sold were for grain, principally wheat, corn and milo.  Historically, the cost of grain is subject to substantial fluctuations depending upon a number of factors which affect commodity prices in general and over which we have no control, including crop conditions, weather, government programs and purchases by foreign governments.  Such variations in grain prices have had and are expected to have from time to time significant adverse effects on the results of our operations, as prices for fuel grade alcohol and commodity wheat starches and gluten do not usually adjust to rising grain prices. For example, during fiscal 2007 our per-bushel cost of corn, adjusted for the impact of our hedging practices, averaged 49.6 percent higher than in fiscal 2006.  At fiscal year end, corn prices were at near all time record highs and the next 12-month strip price for corn (the average price of 12-month futures) was approximately 35.4 percent higher than at the same time as the prior year.  Although we engage in the purchase of commodity futures to hedge economic risks associated with fluctuating grain prices, we may not be successful in fully limiting our exposure to market fluctuations in the cost of grain.

Our profitability is affected by the cost of natural gas.

Natural gas comprised approximately 15.4 percent of our costs of goods sold in fiscal 2007 and 23.9 percent of our cost of goods sold in fiscal 2006.  We use natural gas extensively in our operations and the price of natural gas fluctuates, based on anticipated changes in supply and demand, weather and the prices of alternative fuels.  Historically, prices of natural gas have been higher in the late fall and winter months than during other annual periods.  We are not always able to pass on increases in energy costs to our customers, and margins and profitability have been and could continue to be adversely affected by fluctuations in the price of natural gas.

Volatile corn and gasoline prices affect our profitability.

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

A substantial portion of our operating income is dependent on the spread between alcohol and corn prices.  The spread between alcohol and corn prices fell significantly in fiscal 2007 from their historically high levels in fiscal 2006 due to increases in the price of corn.  Reduced spreads, either as a result of increased corn prices or reduced prices for alcohol, would adversely affect our financial performance.

The relationship between the price we pay for corn and the sales prices of our by-products can fluctuate significantly and affect our results of operations.

We sell distillers dried grain, or distillers feed, the principal by-product of our ethanol production process, for prices which historically have tracked the price of corn.  Recently, the value of these by-products has lagged behind the significant and rapid increase in corn prices.  As a result, we may generate less revenue from the sale of these products relative to the price of corn.  Further, certain of our by-products compete with similar products made from other plant feedstock whose cost may not have risen as corn prices have.  As a result, the price we receive for our products may not rise as corn prices rise, thereby lowering our cost recovery percentage relative to corn.

The loss of major customer could have an adverse effect on our results of operations.

During fiscal 2007 and 2006, our five largest distillery products customers accounted for approximately 38 percent and 35 percent, respectively, of our consolidated revenues, and our five largest ingredients customers accounted for an aggregate of approximately 7 percent and 13 percent, respectively, of our consolidated revenues.  If we lost one or more of our major customers, or if one or more of our customers significantly reduced its orders, sales and results of operations could be adversely affected.  In the fourth quarter of fiscal 2006, one of our major ingredients customers was sold, and we have received no orders from the customer for product since May, 2006.  The loss of this customer is the primary reason that our ingredients segment experienced a loss in fiscal 2007.  See Item 3.  Legal Proceedings.

The rapid growth of production capacity in the ethanol industry creates some market uncertainly for portions of our business and the ethanol industry.

Approximately 56 percent of our fiscal 2007 distillery product sales and 54 percent of our fiscal 2006 distillery product sales were fuel grade alcohol, or ethanol.  The ethanol industry continues to grow and there is significant competition among ethanol producers.  At July 1, 2007, existing construction at new and expanding ethanol plants was predicted to increase ethanol production capacity by approximately 6.4 billion gallons per year.  This would increase the existing nationwide production capacity by approximately 98 percent.  We expect this increase in capacity to continue in the near future.

There also is increasing competition from international suppliers.  Although there is a tariff on foreign produced ethanol that is slightly higher than the federal ethanol tax incentive, ethanol imports equivalent to up to 7% of total domestic production from certain countries were exempted from this tariff under the Caribbean Basin Initiative to spur economic development in Central America and the Caribbean.

We cannot determine what effect increases in production will have upon the demand or price of ethanol, but during fiscal 2007 spot prices declined approximately 12% from levels at the first of the year and long-term contract (6 months or more) prices declined approximately 20%.  At a minimum, increased capacity creates some uncertainty for the ethanol industry.  Oil companies must continue to invest in modifications to existing gasoline terminals to allow ethanol access to new and larger gasoline markets such as Florida and other East coast states.  To the extent new markets are accessible at the same rate as the ethanol supply grows, we do not expect ethanol pricing to weaken relative to gasoline prices.  If new markets are not opened at the same rate, we expect ethanol prices to fall relative to gasoline.

Although there has been an increase in the demand for ethanol as a result of the adoption of the Energy Policy Act of 2005, we cannot provide any assurance or guarantee that there will be any material or significant increases in the price for ethanol.  If the production of ethanol exceeds either the demand for ethanol or the petroleum industry’s ability to blend ethanol with gasoline, then the price of ethanol would be expected to fall, and such a fall in ethanol prices could be significant. In that case, our revenues could decrease.

The increased production of ethanol has had other adverse effects as well.  For example, the increased production of ethanol has resulted in increased demand for corn, which has lead to higher prices for corn, resulting in higher costs of production and lower margins  Also, the increased production has lead to increased supplies of by-products from the production of ethanol, such as distillers feed.  Those increased supplies have contributed to lower prices for those by-products in relation to corn prices.  Although demand for distillers feed has increased roughly in proportion to supply, were prices to fall, it might have an adverse affect on our business.

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

We are subject to a broad range of federal, state, local and foreign laws and regulations intended to protect public health and the environment.  Our operations are also subject to regulation by various federal agencies, including the Alcohol and Tobacco Tax Trade Bureau, the Occupational Safety and Health Administration, the Food and Drug Administration and the Environmental Protection Agency, and by various state and local authorities.  Such regulation covers virtually every aspect of our operations, including production facilities, marketing, pricing, labeling, packaging, advertising, water usage, waste water discharge, disposal of hazardous wastes and omissions and other matters.  Violations of any of these laws and regulations may result in administrative, civil or criminal penalties being levied against us, permit revocation or modification, performance of environmental investigatory or remedial activities, voluntary or involuntary product recalls, or a cease and desist order against operations that are not in compliance.  These laws and regulations may change in the future and we may incur material costs in our efforts to comply with current or future laws and regulations or to affect any product recalls.  These matters may have a material adverse effect on our business.  See Item 1. Business-Regulation where we discuss environmental proceedings in which governmental agencies sought fines from us and required significant capital expenditures.

We may require significant cash flow to make capital expenditures and pay our debt.

Over the course of the next few years we may need to make substantial capital expenditures.  Although some of these would be discretionary, we expect others will be required to comply with environmental regulations.  See – Item 1. Business of the Company - Energy and Regulation and Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Cash Flow Information – Investing Cash Flows and Capital Expenditures.  We may require additional long term financing to meet certain of these requirements, but have not determined the amount, type or source of such financing.  We cannot assure you that we will be able to arrange such financing on favorable terms, if at all.

Hedging transactions involve risks that could harm our profitability.

In an attempt to minimize the effects of the volatility of corn and wheat costs on operating profits, we take hedging positions in corn and wheat futures markets.  Hedging means protecting the price at which we buy corn and wheat and/or the price at which we sell our products in the future.  It is a way to attempt to reduce the risk caused by price fluctuation.  The effectiveness of such hedging activities is dependent upon, among other things, the cost of corn and wheat and our ability to sell sufficient amounts of products to utilize all of the grain subject to futures contracts.  Although we attempt to link hedging activities to sales plans and pricing activities, such hedging activities can themselves result in costs because price movements in grain contracts are highly volatile and influenced by many factors beyond our control.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

            None

ITEM 2.  PROPERTIES

            We maintain the following principal plants, warehouses and office facilities:

Location	Purpose	Plant Area (in sq. ft.)	Tract Area (in acres)

Atchison, Kansas	Grain processing, distillery, warehousing, and research and quality control laboratories.	494,640	26

	Principal executive office building	18,000	1

	Technical Innovation Center	19,600	1

Kansas City, Kansas	Specialty protein and starch further processing and extrusion facility and warehouse.	83,200	27

Pekin, Illinois	Grain processing, distillery, warehousing and quality control laboratories.	462,926	49

Onaga, Kansas	Production of grain-based polymers and wood composites.	23,040	3

Our facilities are generally in good operating condition, are currently in normal operation, and are generally suitable for the business activity conducted therein and have productive capacities sufficient to maintain prior levels of production.  The Atchison, Pekin and Onaga facilities are owned.  The Kansas City facility is leased from the Unified Government of Wyandotte County, Kansas City, Kansas pursuant to an industrial revenue bond financing.  We also own or lease transportation equipment and facilities and a gas pipeline described under Business – Transportation and Energy.  Our loan agreements contain covenants that limit our ability to pledge our facilities to others.

We completed the construction of our principal executive office building and technical innovation center in Atchison in the third quarter of fiscal 2007.

ITEM 3.  LEGAL PROCEEDINGS

OTHER MATTERS

MGP Ingredients, Inc. v. Mars, Incorporated et. al., Civil Action No 06-2318, U.S. District Court, District of Kansas.  On July 31, 2006, the Company filed suit against Mars, Incorporated and S&M Nutec LLC in the United States District Court for the District of Kansas.  The complaint charges both defendants with infringement of the Company’s ‘152 patent and misappropriation of trade secrets.  It further alleges that Mars has committed tortious interference with contract and that S&M Nutec has committed breach of contract.  The Company seeks damages and injunctive relief from both parties.  Mars and S&M NuTec have taken the position that a “new” formula, which Mars claims to have developed for use by S&M Nutec in the production of dog chews, is not covered by the Company’s patent, does not use Company trade secrets, and is not subject to an existing supply agreement between the Company and S&M Nutec.  The Company disputes these claims.  The Company believes that Mars improperly gained access to confidential information about the Company’s work and that Mars’ “new” formulation is based on that work.

On September 25, 2007 the defendants filed an answer denying the Company’s claims and a partial motion to dismiss the Company’s claims for tortious interference and misappropriation of trade secrets for failure to state claims upon which relief can be granted.  Defendants also pled various other affirmative defenses, including waiver, estoppel, unclean hands, non-infringement and invalidity of patent claims.  On December 7, 2006, the Court denied Mars’ partial motion to dismiss the Company’s claims for tortious interference and misappropriation of trade secrets.

On June 25, 2007 the Court held a hearing to resolve disputes between the parties over the meaning of certain phrases in the independent claims of the Company’s ‘152 patent (also known as a Markman hearing).  The Court ruled on these issues on July 5, 2007.  The Company believes that the Court’s order was generally favorable to it.  However, the Court’s order did not resolve the litigation.  Further discovery, pretrial proceedings and a jury trial scheduled for March 4, 2008 remain to be completed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters have been submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

Our Executive Officers are as follows:

Name	Age	Position

Laidacker M. Seaberg	61	Chairman of the Board and Chief Executive Officer

Timothy W. Newkirk	39	President and Chief Operating Officer

Sukh Bassi, Ph.D.	66	Vice President, Scientific Affairs, and Chief Science Officer

Brian T. Cahill	53	Vice President-Finance and Administration and Chief Financial Officer

Clodualdo “Ody” Maningat, Ph.D.	52	Vice President, Application Technology and Technical Services

Marta L. Myers	47	Corporate Secretary and Executive Assistant to the President

Steven J. Pickman	54	Vice President, Corporate Relations and Marketing Services

David E. Rindom	52	Vice President, Human Resources

Name	Age	Position

Randy M. Schrick	57	Vice President, Manufacturing and Engineering

William R. Thornton	55	Vice President, Quality Management and Internal Counsel

Mr. Seaberg joined the Company in 1969 and has served as Chairman of the Board and Chief Executive Officer since October, 2006 and as Chief Executive Officer since September, 1988.  He had served as the President of the Company from 1980 to October, 2006.  He is the son-in-law of Mr. Cloud L. Cray, Jr.

Mr. Newkirk has served as President and Chief Operating Officer since October, 2006.  He had served as Vice President of Operations and Chief Operating since April, 2006.  He first joined the Company in 1991, serving initially as a distillery shift manager and later as a process engineer, project engineer and quality control manager at the Atchison, Kansas plant.  He became manager of the Company’s Pekin, Illinois plant in 1997.  From 2000 to 2002, he was Vice President of Operations for the former High Plains Corporation, an ethanol production company located in Wichita, Kansas.  He became Vice President of Global Operations for Abengoa Bioenergy S.L. following that company’s acquisition of High Plains in January, 2002.  He then served as Chief Operating Officer of Abengoa Bioenergy Corporation from August, 2003 until his return to MGP Ingredients as Director of Operations in 2005.

Dr. Bassi has served as Vice President of Scientific Affairs since April, 2007, and as Chief Science Office since June, 2004.  He previously had been Vice President - New Products, Innovations and Technology, since July 2002.  He was Vice President - Research and Development from 1985 until July 2002 and Vice President - Specialty Ingredients Marketing and Sales between 1998 and 2000.  He also previously served as Technical Director from 1989 to 1998 and Vice President-Vital Wheat Gluten Marketing from 1992 to 1998.  From 1981 to 1992 he was Manager of the Vital Wheat Gluten Strategic Business Unit.  He was previously a professor of biology at Benedictine College for ten years.

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

Mr. Thornton joined the Company in 1994.  He has served as Vice President of Quality Management since June 2000 and Internal Counsel since March 2007.  He was Corporate Director of Quality Management from 1997 to June 2000, and Corporate Director of Continuous Quality Improvement from 1994 to 1997.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

TRADING MARKET

Our Common Stock has been traded on the NASDAQ Stock Market (formerly the National Market System) since November 1988.  Our trading symbol is MGPI.

HISTORICAL STOCK PRICES

The table below reflects the high and low closing prices of our Common Stock for each quarter of fiscal 2007 and 2006.  We paid annual cash dividends of $.05 per share in November 2000; $.075 per share in each of November 2001, 2002 and 2003; $0.15 per share in November 2004 and 2005; $0.20 per share in October, 2006; and a semi-annual cash dividend of $0.10 per share in April, 2007.  (The dividend information for years prior to 2004 give effect to the 2-for-1 stock split that took effect on June 30, 2004.)  Previously, we had not paid cash dividends since the end of 1995.  Any future dividends will be paid at the discretion of the Board of Directors, which will consider various factors, including our operating results and cash requirements, in making any decision respecting dividends.

		Sales Price
		High	Low
2007:
	First Quarter	$25.16	$17.99
	Second Quarter	23.44	20.25
	Third Quarter	23.08	18.12
	Fourth Quarter	20.73	15.76

2006:
	First Quarter	$11.20	$8.08
	Second Quarter	12.71	10.25
	Third Quarter	18.41	12.02
	Fourth Quarter	34.21	15.90

RECORD HOLDERS

At July 1, 2007, there were approximately 595 holders of record of our Common Stock.  We believe that the Common Stock is held by approximately 7,640 beneficial owners.

PURCHASES OF EQUITY SECURITIES BY ISSUER

We did not repurchase any shares of our stock during the three months ended July 1, 2007.  The Board has formally terminated a stock purchase program which was first announced in 1997.  No purchase had been made under the program for several years.  If the Company subsequently determines to purchase shares, it will make an appropriate announcement.

ITEM 6. SELECTED FINANCIAL DATA

Years ended	July 1, 2007	June 30, 2006	June 30, 2005	June 30, 2004	June 30, 2003

Income Statement Data:
Net sales	$367,994	$322,477	$275,177	$270,673	$192,372
Cost of sales	321,941	277,264	249,936	245,766	202,112
Gross profit	46,053	45,213	25,241	24,907	(9,740)

Selling, general and administrative expenses	20,319	23,811	19,318	20,339	13,617
Other operating income	1,426	968	707	10,720	17,403
Income (loss) from operations	27,160	22,370	6,630	15,288	(5,954)
Other income, net	1,490	137	890	1,450	15,701
Interest expense	(964)	(1,482)	(1,393)	(1,088)	(1,226)
Income before income taxes	27,686	21,025	6,127	15,650	8,521

Provision for income taxes	9,988	7,030	2,123	6,182	3,367
Net income	$17,698	$13,995	$4,004	$9,468	$5,154

Basic earnings per common share	$1.08	$0.87	$0.25	$0.61	$0.33
Cash dividends per common share	$0.30	$0.15	$0.15	$0.08	$0.08

Weighted average common shares outstanding	16,428	16,106	15,975	15,473	15,864

Balance Sheet Data:
Working capital	$48,704	$44,469	$40,628	$39,811	$38,527
Total assets	224,304	204,584	189,500	187,037	173,130
Long-term debt, less current maturities	8,940	12,355	16,785	12,561	15,232
Stockholders’ equity	148,148	134,912	120,527	118,209	105,218
Book value per share	$8.98	$8.29	$7.54	$7.43	$6.81

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

Energy comprises a major cost of operations, and seasonal increases in natural gas and other utility costs can affect our profitability.  Energy costs during each of fiscal years 2003, 2004, 2005 and fiscal 2006 were higher than the preceding fiscal year.  Energy costs in fiscal 2007 were lower than in fiscal 2006.

Substantially all of our ingredient sales and distillery sales are made directly or through distributors to manufacturers and processors of finished goods.  Sales to customers are usually evidenced by short-term agreements that are cancelable within 30 days and under which products are usually ordered, produced, sold and shipped within 60 days.  However, depending on market conditions, we sell varying amounts of our fuel alcohol under longer term contracts.  In line with this practice, we have contracted a portion of our total current alcohol capacity to customers in the fuel alcohol area though the end of calendar 2007.  We sometimes use gasoline futures to hedge fuel alcohol sales made under contracts with price terms based on gasoline futures.

In the past, we have benefited from tax and other incentives offered by the United States and various state governments to encourage the production of fuel alcohol.  One of these involves a program that was implemented by the U.S. Department of Agriculture in December, 2000 to provide cash incentives for ethanol producers who increase their grain usage over comparable quarters to raise fuel alcohol production.  We received payments of approximately $1.6 million in fiscal 2001, approximately $4.1 million in fiscal 2002, approximately $3.2 million in fiscal 2003, approximately $4.0 million in fiscal 2004, approximately $429,000 in fiscal 2005 and approximately $190,000 in fiscal 2006.  Our eligibility to participate in the program, which ended on June 30, 2006, was determined quarter to quarter.

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

USDA Grant.  As discussed in Note 14 to the Notes to Consolidated Financial Statements, we received a grant from the United States Department of Agriculture Commodity Credit Corporation totaling approximately $25.6 million over the two-year period June 1, 2001 to May 31, 2003.  The funds were awarded for research, marketing, promotional and capital costs related to value-added wheat gluten and starch products.  Of the amount awarded, we allocated approximately $8.1 million to operating costs and $17.5 million to capital expenditures.  Management has exercised judgment in applying grant proceeds to operating costs and capital expenditures in accordance with the terms of the grant.  Funds applied to current operating costs were considered revenue as those costs were incurred during fiscal years 2002 and 2003.  Funds applied to capital expenditures are being recognized in income over the periods during which applicable projects are depreciated.  Funds applied to capital expenditures will be recognized in this manner over the next five to six years.

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

Defined Benefit Retirement Plan.  We sponsor a funded, noncontributory qualified Defined Benefit Retirement Plan that covers substantially all our union employees at our Atchison, Kansas and Pekin, Illinois plant locations.  The benefits under this plan are based upon years of qualified credited service.  Our funding policy is to contribute annually not less than the regulatory minimum and not more than the regulatory maximum amount deductible for income tax purposes.  Currently, this plan covers approximately 250 participants, both active and retired.  The plan measurement and valuation date is June 30, of each year.  We make various assumptions in valuing the liabilities and benefits under the plan each year.  We consider the rates of return on long-term, high-quality fixed income investments using the annualized Moody’s AA bond index.  Assumptions regarding employee and retiree life expectancy are based upon the 1983 Group Mortality Table.

Other Postretirement Benefits.  We also provide certain other postretirement health care and life insurance benefits to all active and retired employees.  Currently, the plan covers approximately 504 participants, both active and retired.  We fund the postretirement benefit plans on a pay-as-you-go basis and there are no assets that have been segregated and restricted to provide for postretirement benefits.  We pay claims as they are submitted for both the medical and life insurance plans.  We provide varied levels of benefits to participants depending upon the date of retirement and the location in which the employee worked.  The medical and life plans are available to employees who have attained the age of 62 and rendered the required number of years of service ranging from five to ten years.  All health benefit plans provide company-paid continuation of the active medical plan until age 65.  At age 65, we either provide the retiree with Medicare Supplement coverage until death or we pay a lump sum advance premium on behalf of the retiree to the MediGap carrier of the retiree’s choice.  The employee retirement date determines which level of benefits is provided.

The plan measurement and valuation date is May 31 of each year.  We make various assumptions in valuing the liabilities and benefits under the plan each year.  We consider the rates of return on currently available, high-quality fixed income investments, using the annualized Moody’s AA bond index.  (Long term rates of return are not considered because the plan has no assets.)  In Fiscal 2007, the accumulated postretirement benefit obligation (APBO) was higher than the prior year primarily as a result of higher claims experience and a decrease in the discount rate (6.27 percent to 6.10 percent.)  Assumptions regarding employee and retiree life expectancy are based upon the 1983 Group Mortality Table.  We also consider the effects of expected long term trends in health care costs, which are based upon actual claims experience and other environmental and market factors impacting the cost of health care in the short and long-term.

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

DEVELOPMENTS IN THE INGREDIENTS SEGMENT

A previously reported loss of sales to a major pet industry customer was a primary reason for the decline in our ingredient sales.  Sales of specialty ingredients for food applications were also lower compared to the prior year due to decreased unit sales of both specialty starches and proteins.  This decrease was partially offset by improved specialty protein and starch prices.

We are concentrating our production and marketing efforts on supplying our core base of loyal customers with a more select array of high quality, premium ingredients that address nutritional, sensory and convenience issues and that can help build value while making more efficient use of our existing capacities.  We are putting more sales and marketing focus on fewer core products, specifically Fibersym®, Arise®, Wheatex®, and FiberRite® RW.  We also continue to place emphasis on research and development efforts and have revamped the responsibilities of our technical applications scientists, who will perform a significantly more integral role as solutions providers to our customers.  In February, 2007, our science and technology staffs relocated to our new technical innovation center in Atchison, Kansas, that provides enhanced facilities for research and development initiatives as well as finished product formulations and testing.

In recent years, we curtailed the production of vital wheat gluten due to unfavorable competitive conditions caused by low valued imports.  However, sales of our commodity wheat gluten began to increase during fiscal 2007 due to increased demand resulting from poor global wheat crops which yielded lower wheat gluten supplies than previously anticipated.  Sales increased further toward the end of the fiscal 2007 and into the start of fiscal 2008 as demand for safe, quality gluten backed by supply and service reliability became even more significant.  This situation developed following a major recall of pet foods containing contaminated imported wheat flour misrepresented as gluten.  In response to this demand, we have recently increased wheat gluten production at our plants in Atchison, Kansas and Pekin, Illinois and by year-end had increased our production rate by approximately three times the rate experienced at the beginning of the year.  While this situation warrants our short-term focus on rapidly increasing wheat gluten production, we maintain as our long-term goal the continued development and commercialization of our value-added wheat proteins, as well as value-added wheat starches.

DEVELOPMENTS IN THE DISTILLERY PRODUCTS SEGMENT

In fiscal 2007, we continued to implement measures to improve our capacity and strengthen alcohol production efficiencies at our distillery operations in both Atchison, Kansas and Pekin, Illinois.  These measures have permitted higher throughput, which in turn, contributed to distillery profits during the year.  The capacity improvements were part of a previously announced plan to incrementally expand our alcohol production capacity by approximately 15 percent.  Through July 1, 2007, we spent approximately $6.3 million on this project.  Complete phase-in of this plan occurred this summer.

In the fourth quarter of fiscal 2007, we completed an $11.1 million capital project to improve production efficiencies and fulfill air emission control requirements at our Pekin, Illinois distillery.  The project, which was approved by our Board of Directors on March 16, 2006, involved the purchase and installation of a new dryer system for the manufacture of distillers feed, the principal by-product of the alcohol production process.  The new dryer system is designed to provide cost savings related to energy usage and maintenance needs.  It also has permitted us to meet Environmental Protection Agency requirements in a consent decree filed during fiscal 2006.  We chose the dryer over less costly alternatives because of the improved plant efficiencies it is expected to provide.

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

SEGMENT RESULTS

The following is a summary of revenues and pre-tax profits/(loss) allocated to each reportable operating segment for the three fiscal years ended July 1, 2007, June 30, 2006 and June 30, 2005 (See Note 10 in our Notes to Consolidated Financial Statements in Item 8 for additional information regarding our operating segments.)

(dollars in thousands)	2007	2006	2005

Ingredients

Net Sales	$73,601	$85,506	$92,495

Pre-Tax Income (Loss)	(9,456)	(11,764)	(778)

Distillery Products

Net Sales	$294,393	$236,971	$182,682

Pre-Tax Income	38,765	36,954	8,524

FISCAL 2007 COMPARED TO FISCAL 2006

GENERAL

Driven primarily by increased profitability in the distillery products segment, our total earnings in fiscal 2007 improved significantly compared to fiscal 2006.  This occurred despite dramatically higher prices for corn, the principal raw material used in our alcohol production process.  Our performance in the ingredients segment was negatively affected by reduced sales of certain of our higher valued specialty ingredients for non-food applications, principally in the pet area.  Increased raw material prices for wheat compared to the prior year also contributed to the loss in this segment.  Sales of specialty ingredients for food applications declined slightly compared to fiscal 2006.

The increase in total sales revenue compared to fiscal 2006 resulted from increased sales in the distillery products segment.  Distillery products sales rose by approximately $57.4 million, or approximately 24.2 percent, above distillery products sales in the prior year.  Sales of total ingredients, on the other hand, decreased by approximately $11.9 million, or 13.9 percent, compared to a year ago.

The increase in distillery products sales resulted from higher unit sales and improved selling prices for both fuel grade alcohol and food grade alcohol compared to fiscal 2006.  Sales of distillers feed, the principal by-product of our alcohol production process, also increased compared to the prior year due to an improvement in selling prices, which offset lower unit sales.  Although average selling prices for fuel alcohol were slightly higher in fiscal 2007 than in fiscal 2006, spot prices declined approximately 12% from levels at the first of the fiscal year and long term contract (6 months or more) prices declined approximately 20% from those available at the first of the fiscal year.

The decrease in ingredients sales was principally attributable to the decline in sales of specialty ingredients for non-food applications and, to a lesser extent, lower sales of specialty ingredients for food applications.  Sales of commodity ingredients increased compared to the prior year mainly due to higher sales of commodity wheat gluten, which more than offset lower sales of commodity starch.

The decline in sales of specialty ingredients for non-food applications resulted primarily from decreased sales of our MGPI Chewtex™ line of protein- and starch-based resins, which are produced for use in the manufacture of pet chews and related treats.  Sales of ingredients for use in personal care products decreased modestly compared to the prior year.  The decline in sales of specialty ingredients for food applications was principally due to lower unit sales, which were partially offset by higher average prices for our specialty proteins and specialty starches.  The increase in sales of commodity gluten was due to higher unit sales and improved prices.  The reduction in commodity starch sales revenue was due to lower unit sales, as the average selling price was higher than a year ago.

INGREDIENTS

Total ingredient sales in fiscal 2007 decreased by approximately $11.9 million, or 13.9 percent, compared to the prior year.  This principally was due to a $14.2 million, or 59.3 percent, reduction in sales of specialty ingredients for non-food applications, and a $2.5 million, or 5.4 percent, decrease in sales of specialty ingredients for food applications.  Sales of commodity ingredients rose by approximately $4.0 million, or 29.8 percent.  This was due to an increase of approximately $4.6 million, or 51.9 percent, in sales of commodity gluten, which was partially offset by a $599,000, or 12.9 percent, decline in sales of commodity starch.  Sales of mill feed and other mill products increased by $856,000, or 45.8 percent.  The decrease in sales of specialty ingredients for non-food applications principally occurred in sales of our Chewtex® protein- and starch-based resins for use in pet industry products due to loss of sales to a major customer.  The decrease in sales of specialty ingredients for food applications compared to the prior year resulted from lower sales of both specialty starches and specialty proteins.

DISTILLERY PRODUCTS

Total sales of our distillery products in fiscal 2007 rose by approximately $57.4 million, or 24.2 percent, compared to fiscal 2006.  This improvement was due to a $35.5 million, or 27.5 percent, increase in sales of fuel grade alcohol and a $19.3 million, or 24.1 percent, increase in sales of food grade alcohol.  The increased sales of fuel grade alcohol resulted from higher average selling prices and higher unit sales.  In the food grade area, sales of alcohol for industrial applications rose by $17.6 million, or 30.1 percent, as the result of higher unit sales and prices.  Sales of food grade alcohol for beverage applications increased by $1.7 million, or 7.9 percent, due to improved prices, which offset slightly lower unit sales.  Sales of distillers feed, the principal by-product of the alcohol production process, increased by approximately $2.7 million, or 9.5 percent, also as a result of higher selling prices.

SALES

Net sales in fiscal 2007 increased by $45.5 million, or 14.1 percent, above net sales in fiscal 2006.  This improvement was due to increased distillery products sales.  Sales of ingredients in fiscal 2007 decreased compared to the same period the prior year.  The increase in distillery products sales resulted from higher unit sales and prices for both fuel grade and food grade alcohol combined with improved prices for distillers feed.  The decline in ingredients sales was due to reduced sales of specialty ingredients for both food and non-food applications, which more than offset an increase in sales of commodity ingredients.  Lower sales of specialty ingredients for food applications was mainly attributable to decreased unit sales of both specialty starches and proteins, which offset higher selling prices for certain specialty starches and proteins.  The increase in sales of commodity ingredients resulted from higher sales of commodity gluten, which offset reduced sales of commodity starch.  The rise in commodity gluten sales was due to improved prices, which offset lower unit sales.  Commodity starch prices also improved, but were offset by reduced unit sales compared to the prior fiscal year.

COST OF SALES

The cost of sales in fiscal 2007 rose by approximately $44.7 million, or 16.1 percent, over cost of sales in fiscal 2006.  This increase was mainly due to higher grain costs and higher costs of supplies used in our manufacturing processes, partially offset by a decrease in energy costs related to lower natural gas prices.  Additionally, the increase was a function of higher maintenance and repairs related to planned plant outages associated with work on our distillery upgrades and higher depreciation expense resulting from a higher depreciable asset base due to certain assets being placed in service in the prior fiscal year.  The higher costs of manufacturing-related grain and supplies were primarily due to increased prices.  Wheat prices averaged approximately 23.9 percent higher per bushel than those experienced in fiscal 2006.  Wheat costs were not hedged in fiscal 2007.  The per-bushel cost of corn, adjusted for the impact of our hedging practices, averaged 49.6 percent higher compared to a year ago.  For fiscal 2007, the cost of natural gas, adjusted for the impact of our hedging practices, decreased approximately 17.5 percent compared to the prior year.

In connection with the purchase of raw materials, principally corn and wheat, for anticipated operating requirements, we enter into commodity contracts to hedge the risk of future grain price increases.  During fiscal 2007, we hedged approximately 40.7 percent of corn processed compared with approximately 46.3 percent of corn processed in fiscal 2006.  Raw material costs in fiscal 2007 included a net hedging loss of approximately $2.4 million compared to a net hedging loss of $1.9 million in fiscal 2006.  During fiscal 2007, we experienced no losses on ethanol futures, compared to a loss of $24,000 on ethanol futures during the prior fiscal year.

These hedge transactions are highly effective.  Accordingly, nearly all related losses were entirely offset by reduced raw materials costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses in fiscal 2007 decreased by approximately $3.5 million compared to fiscal 2006.  Increased costs related to the implementation of our Enterprise Resource Planning system and administrative activities were offset by reduced salary and management incentive costs.  Additionally, during fiscal 2006, we accrued costs related to the unvested portion of our stock option incentive plan of approximately $450,000.  During fiscal 2007, these costs were minimal as all outstanding stock options have vested.

OTHER OPERATING INCOME

Other operating income increased $458,000 in fiscal 2007 compared to fiscal 2006.  This increase was primarily the result of increased revenues from barge loading operations for other manufacturing entities at our Pekin, Illinois plant.  This increase was partially offset by non-recurring expenses primarily related to severance pay and other benefits paid.

OTHER INCOME, NET

Other income increased approximately $1.4 million in fiscal 2007 compared to fiscal 2006.  This increase was principally attributable to changes in interest capitalized as well as the effect of certain other non-recurring, non-operating revenue items.  It is our practice to credit other income for interest incurred that is capitalized.

INTEREST EXPENSE

Interest expense in fiscal 2007 decreased compared to the prior year. This was primarily due to the impact of a make-whole premium paid in the first quarter of fiscal 2006 related to the refinancing of our notes with the Principal Mutual Life Insurance Company.  Additionally, we maintained lower balances on our outstanding debt during fiscal 2007 than in the prior year.

TAXES AND INFLATION

For fiscal 2007, our income tax provision was $10.0 million for an effective rate of 36.1 percent compared to a provision of $7.0 million for an effective rate of 33.4 percent in fiscal 2006.  These changes were primarily the result of changes in permanent differences between income for financial reporting purposes and taxable income.

As of July 1, 2007, we had approximately $3.0 million in unused Kansas State Income Tax Credits (“tax credits”) related to capital investments we have made at our Atchison, Kansas facility.  These tax credits are available for use through June 30, 2015 and are contingent upon meeting certain criteria related to job training as well as wages paid relative to industry standards.  Additionally, application of these tax credits is contingent upon having sufficient taxable income in the state of Kansas.  It is our policy is to take advantage of tax benefits whenever they are available.  We recognize these tax credits within our tax provision as these criteria are substantially satisfied.

NET INCOME

As the result of the foregoing factors, we experienced net income of $17,698,000 in fiscal 2007 compared to net income of $13,995,000 in fiscal 2006.

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

The increase in distillery products sales resulted from higher unit sales and improved selling prices for food grade alcohol for beverage and industrial applications combined with improved prices for fuel grade alcohol.  Sales of distillers feed increased slightly compared to the prior year due to higher unit sales, which offset lower selling prices.  A significant percentage of our fuel grade alcohol sales are made pursuant to contracts of from six to nine months duration.  In line with this practice, at April 1, 2006 we had contracted a sizeable portion of our total current alcohol capacity to customers in the fuel alcohol area through the end of calendar 2006.  Consistent with forward market activity, these contracts were at prices higher than previous contracts which were in effect through all or part of the third quarter of fiscal 2006.

The decrease in ingredients sales resulted primarily from lower sales of specialty ingredients for non-food applications.  Sales of specialty food ingredients and commodity ingredients, meanwhile, increased compared to the prior year mainly as the result of increased unit sales.

The decline in sales of specialty ingredients for non-food applications resulted primarily from decreased sales of our MGPI Chewtex® line of protein- and starch-based resins, which are produced for use in the manufacture of pet chews and related treats.  Sales of ingredients for use in personal care products increased modestly compared to the prior year.  The increase in sales of specialty ingredients for food applications was principally due to higher unit sales of our Fibersym® line of resistant starches for incorporation in fiber-enriched, reduced carbohydrate and lower calorie foods together with higher unit sales of certain of our Pregel™ instant starches that are used in a variety of processed and bakery food applications and our Wheatex® line of textured proteins for use in the production of vegetarian products and meat extension applications.  These increases were partially offset by lower unit sales of our Arise® line of specialty wheat protein isolates.  Increased sales of commodity ingredients principally resulted from higher sales of commodity wheat gluten and, to a significantly lesser extent, increased sales of commodity wheat starch.  Unit sales of commodity gluten increased while gluten prices were essentially the same as the prior year.  The increase in commodity starch sales was due to higher average prices, which offset a decline in unit sales.

INGREDIENTS

Total ingredient sales in fiscal 2006 decreased by approximately $7.0 million, or approximately 8 percent, compared to the prior year.  This principally was due to a nearly $10.2 million, or nearly 30 percent, decline in sales of specialty ingredients for non-food applications.  This decrease was partially offset by a $2.2 million, or 5 percent, increase in sales of specialty ingredients for food applications and a $100,000, or 0.7 percent, rise in sales of commodity ingredients attributable to commodity gluten.  Sales of mill feed and other mill products increased by nearly $800,000, or 79 percent.  The decrease in sales of specialty ingredients for non-food applications principally occurred in sales of our Chewtex® protein- and starch-based resins for use in pet industry products.  The increase in sales of specialty ingredients for food applications compared to the prior year mainly occurred as a result of increased sales of our Fibersym® resistant starches, PregelTM instant starches and Wheatex® textured wheat proteins.  A slight increase in sales of commodity ingredients was primarily due to a $93,000, or 1 percent, increase in commodity gluten sales.  Commodity starch sales were essentially even with the prior year’s level.  The increase in sales of mill feeds, which is a by-product in the manufacture of flour, and other mill products resulted from the processing of more flour for use in producing starches and proteins.

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

The Company recorded income of approximately $190,000, $429,000 and $4.0 million in the years ended June 30, 2006, 2005 and 2004, respectively under a program that was implemented by the U.S. Department of Agriculture in December, 2000 to provide cash incentives for ethanol producers who increase their grain usage over comparable quarters to raise fuel alcohol production.  The program has expired and the Company has received no additional payments under this program.

SALES

Net sales in fiscal 2006 increased by $47.3 million, or 17.2 percent, above net sales in fiscal 2005.  This improvement was due to increased distillery products sales.  Ingredients sales decreased compared to the prior year.  The increase in distillery products sales largely resulted from higher unit sales and prices for food grade alcohol for industrial and beverage applications and increased prices for fuel grade alcohol, which offset a small decline in fuel alcohol unit sales.  The decrease in ingredients sales principally resulted from reduced unit sales of specialty ingredients for non-food applications.  This decrease more than offset increased unit sales of specialty ingredients for food applications together with increased unit sales of commodity wheat gluten and higher prices for commodity wheat starch.  The higher prices for commodity starch offset lower unit sales of this product.  While our ingredients strategy deemphasized gluten sales because of such poor market conditions, gluten has remained a co-product from the processing of flour for starch.  Because increases in sales of our specialty proteins did not grow proportionately with increases in our specialty starch sales, we produced and sold higher amounts of commodity gluten in fiscal 2006 compared to fiscal 2005.

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

OTHER OPERATING INCOME

Other operating income for fiscal 2006 remained relatively flat at $968,000 compared to $707,000 for fiscal 2005 as reductions in Commodity Credit Corporation  value-added income were offset by reduced other and non-recurring expenses.

OTHER INCOME, NET

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

QUARTERLY FINANCIAL INFORMATION

Our sales have not been seasonal during fiscal years 2007 and 2006. The table below shows quarterly information for each of the years ended July 1, 2007 and June 30, 2006.

Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
(dollars in thousands, except per share amounts)

Fiscal 2007
Sales:	$84,995	$87,645	$93,807	$101,547	$367,994
Gross profit	14,937	16,323	8,340	6,453	46,053
Net income	6,976	6,835	2,178	1,709	17,698
Earnings per share (Basic)	$0.43	$0.42	$0.13	$0.10	$1.08

Fiscal 2006
Sales:	$77,046	$75,671	$79,422	$90,338	$322,477
Gross profit	12,184	5,740	8,074	19,215	45,213
Net income	3,731	818	2,083	7,363	13,995
Earnings per share (Basic)(i)	$0.23	$0.05	$0.13	$0.45	$0.87

(i)             The accumulation of basic earnings per common share for the four quarters ended June 30, 2006 does not total the annual amount of $0.87 for the year ended June 30, 2006 due to rounding.

LIQUIDITY AND CAPITAL RESOURCES

The following table is presented as a measure of our liquidity and financial condition: (In thousands)

	July 1, 2007	June 30, 2006
Cash and cash equivalents	$3,900	$14,495
Working capital	48,704	44,469
Amounts available under lines of credit	13,000	20,000
Notes payable and long-term debt	20,091	16,151
Stockholders’ equity	148,148	134,912

CASH FLOW INFORMATION

Summary cash flow information follows for the years ended July 1, 2007, June 30, 2006 and June 30, 2005, respectively:  (In thousands)

	2007	2006	2005
Cash flows provided by (used for)
Operating activities	$14,739	$27,226	$21,818
Investing activities	(23,001)	(18,420)	(21,941)
Financing activities	(2,333)	(4,695)	4,019
Increase (decrease) in cash and cash equivalents	(10,595)	4,111	3,896
Cash and cash equivalents at beginning of year	14,495	10,384	6,488
Cash and cash equivalents at end of year	$3,900	$14,495	$10,384

During the fiscal year ended July 1, 2007, our consolidated cash decreased $10,595,000 from a balance of $14,495,000 to $3,900,000.  This reduction was the result of reduced operating cash flows and greater capital expenditures.  These factors, which led to reduced cash flow, were partially offset by reduced negative cash flow related to our financing activities.   For the fiscal year ended June 30, 2006, our consolidated cash increased $4,111,000.  This increase was a result of improved operating cash flows and reduced capital expenditures, partially offset by financing activities related to debt reduction.    The principal sources of cash are operating cash flow, proceeds from stock plans, borrowings under our line of credit  and the issuance of long-term debt.  Principal uses of cash are capital expenditures, payment of debt and the payment of dividends.

Operating Cash Flows.  Summary operating cash flow information for the years ended July 1, 2007 and June 30, 2006 and 2005, respectively is as follows:(In thousands)

	2007	2006	2005
Net income	$17,698	$13,995	$4,004
Depreciation	14,467	12,655	16,008
Loss (gain) on sale of assets	(103)	(22)	(808)
Deferred income taxes	308	(1,461)	579
Changes in:
Segregated cash and investments	(1,045)	(2,291)	—
Accounts receivable	(2,101)	(4,100)	7,571
Inventories	(12,216)	531	1,546
Accounts payable and accrued expenses	3,767	3,131	(817)
Deferred revenue	(1,523)	(1,574)	(1,650)
Income taxes payable/receivable	(4,574)	6,832	(5,046)
Other	61	(470)	431
Net cash provided by operating activities	$14,739	$27,226	$21,818

Cash flow from operations during the fiscal year ended July 1, 2007 decreased $12,487,000 to $14,739,000 from $27,226,000 for the fiscal year ended June 30, 2006.  This decrease in operating cash flow was primarily the result of increased inventory costs related to higher commodity prices as well as cash payments related to our income taxes payable.  These factors, which led to a reduction in operating cash flow, were partially offset by an increase in net income adjusted for non-cash depreciation expense of $5,515,000.  For fiscal 2007, accounts receivable as well as accounts payable and accrued expenses increased as a result of higher sales with related higher production costs.

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

Investing Cash Flows.  Net investing cash outflow was $23,001,000 for the fiscal year ended July 1, 2007 compared to $18,420,000 for fiscal 2006.  This $4,581,000 increase was the result of increased capital expenditures of $4,671,000 partially offset by increase proceeds from the disposition of equipment of $90,000.

Net investing cash outflow for the fiscal year ended June 30, 2006 was $18,420,000 compared to $21,941,000 in fiscal 2005.  This $3,521,000 decrease was primarily the result of reduced capital expenditures of $4,449,000 partially offset by reduced proceeds from the disposition of equipment of $928,000.

Financing Cash Flows.  For fiscal 2007, net financing cash outflow was $2,333,000 compared to $4,695,000 in fiscal 2006.  During the first quarter of fiscal 2007, we purchased 80,500 shares of our common stock at an average price of $24.09 per share for a total of $1,938,000 by paying the taxes withheld on 230,000 shares of restricted stock that been previously been awarded to the participants under the Company’s long term incentive plan which had vested ..  Additionally, we paid $5,036,000 in dividends for a total per share dividend of $0.30 compared to $0.15 in fiscal 2006.  These factors, which yielded negative cash flows, were partially offset by debt transactions and proceeds from the exercise of outstanding stock options.  In fiscal 2007, we made principal payments on debt of $4,262,000 and made net draws of $7,000,000 on our revolving credit facility for net cash flows related to debt transactions of $2,738,000 compared to net cash flows related to debt transactions of ($5,339,000) in fiscal 2006.  Proceeds from the exercise of outstanding stock options were $1,904,000.

For fiscal 2006, net financing cash outflow was $4,695,000 compared to $4,019,000 provided by financing cash flows in fiscal 2005.  In fiscal 2006, we borrowed $7,000,000 from General Electric Capital Corporation (“GECC”) and used those proceeds to pay the unsecured notes payable to The Principal Mutual Life Insurance Company of $6,816,000.  Additionally, we used cash flows from operations to make principal payments on debt of $5,500,000.  As a result, net cash flows related to debt transactions in fiscal 2006 were ($5,339,000).  In fiscal 2005, we borrowed $9,990,000 and made principal payments on debt of $4,262,000.  As a result, net cash flows related to debt transactions in fiscal 2005 were $5,728,000. These factors, which led to a decrease in cash flows from financing activities in 2006, were partially offset by increased proceeds from stock plans related to the exercise of outstanding stock options of $3,126,000.

CAPITAL EXPENDITURES

During fiscal 2007, we incurred $23,188,000 in capital expenditures.  These expenditures included equipment to improve our alcohol production facilities at our Pekin, Illinois and Atchison, Kansas.  We also made upgrades and improvements to injection molding and packaging equipment at our Kansas City facility and made feed drying and other equipment acquisitions at our Atchison, Kansas facility.  Additionally, we completed construction of our new corporate headquarters and technical innovation center in Atchison during fiscal 2007, incurring related costs.  For fiscal 2008, we have budgeted $9,175,000 in capital expenditures related to improvements in and replacements of existing plant and equipment.  As of July 1, 2007, we had contracts to acquire capital assets of approximately $8,776,000.

We are currently exploring alternative sources of energy for our Pekin, Illinois plant in the form of a coal-fired steam generation facility.  In this regard we have applied for a license to operate a coal fired facility with the Illinois EPA.  However, we are in the preliminary stages of analysis and no decision has been made to proceed beyond the exploratory stage.

Our preliminary estimates suggest a project of this nature would cost approximately $65.0 million to install.  However, the actual cost to the company of engaging in such a project is not determinable at the moment.  We are exploring the types and availability of various financing alternatives that would require us to pay no more that a portion of the construction costs, and only expect to proceed on such a basis.  While there is no definitive time-frame for this project, if an operating license is granted and satisfactory financing arrangements are made, we estimate that it would take three to four years for the facility to be operational after we made a decision to proceed.

CONTRACTUAL OBLIGATIONS

Our contractual obligations at July 1, 2007 are as follows (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total

Long-term Debt (1)	$2,736	$2,906	$3,072	$2,127	$424	$—	$11,265
Capital Leases (2)	1,415	376	15	16	4	—	1,826
Operating Leases	2,755	2,204	1,616	915	910	2,935	11,335
Energy Contract (3)	1,692	1,692	1,128	—		—	4,512
Postretirement Benefits	512	542	567	583	619	3,511	6,334
Defined Benefit Retirement Plan	15	20	21	43	72	914	1,085
Open Purchase Commitments(4)	30,978	—	—	—		—	30,978

Total	$40,103	$7,740	$6,419	$3,684	$2,029	$7,360	$67,335

(1)          Long-term debt includes a $6.4 million secured promissory note dated September 24, 2004 payable in monthly installments of $139,777, with the final payment due in October, 2011.  The note bears interest at 5.26% per annum.  Long term debt also includes a $4.9 million secured promissory note dated September 29, 2005 payable in monthly installments of $135,071, with the final payment due in September 2010. The note bears interest at 5.92 percent per annum. We may prepay each note at any time, subject to payment of a prepayment penalty of 3 percent of the original principal, declining to 0 percent if prepayment occurs after the third anniversary of the note being repaid.  These notes are secured by all of our equipment at our KCIT facility in Kansas City, Kansas. We have agreed to indemnify the secured parties against any claim arising in connection with the collateral.

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

In connection with implementation of the our new enterprise resources system (ERP), $1.2 million in costs incurred during development of the system have been funded by Winthrop Resources Corporation under various capital lease agreements with rates ranging from 4.56% to 5.54%.  These agreements, which are unsecured, have maturities ranging from September, 2007 to March, 2009.

Additionally, we financed $71,000 in equipment purchases during the year through a capital lease with Delage Corporation at 7.15%.  This capital lease is secured by the equipment purchased and matures in October, 2011.

(3)          Amounts shown under “Energy Contract” arise under a long-term arrangement with AmerenCILCO and a subsidiary (collectively “CILCO”). We have leased a portion of our Pekin, Illinois plant facility to CILCO for a term ending in February 2010. CILCO constructed a new gas fired electric and steam generating facility on ground leased from us and agreed to provide steam heat to our plant. If we fail to renew the lease for 19 years at the end of the lease term, we must pay CILCO the book value of the boiler plant and cogeneration facility, which we estimate will be $10.6 million. Under a related steam heat service agreement, we have agreed, subject to limited termination procedures, to purchase our requirements for steam heat from CILCO until at least February 2010. Either party may terminate the service agreement at the end of the initial term or thereafter upon two years notice.  Also, if gas prices have risen to a level such that operating a steam facility with alternative fuel would be more attractive and the payback period for a new facility would be five years or less, we may terminate the service agreement prior to the end of the initial term upon two years notice by making a specified payment to CILCO, currently approximately $656,000.  We must make adjustable minimum monthly payments over the term of the service agreement, currently $141,000, with declining fixed charges for purchases in excess of minimum usage, and are responsible for fuel costs and certain other expenses.  However, CILCO also uses the boilers to run electric generating units that it constructed on the leased site and pays us for a portion of the fuel costs that we incur for the production of steam, based on savings realized by CILCO from electricity generated at the facility.  We presently are exploring the possibility of terminating these arrangements and installing a new coal powered steam generator facility at our Pekin facility.

 (4)       Amounts shown under open purchase commitments consist of commitments to purchase grain and natural gas to be used in our operations during the first 12 weeks of fiscal 2008.

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

LINES OF CREDIT

Our line of credit for $20 million, available for general corporate purposes, was amended effective July 1, 2007 so that it now extends to July 1, 2008. As of July 1, 2007, we had $7.0 million in outstanding borrowings under the line of credit.

OFF BALANCE SHEET OBLIGATIONS

Our obligation to pay CILCO $10.6 million if we do not renew its lease, referred to in note (3) of the Contractual Obligation table above, may be deemed an “off balance sheet” obligation. In addition, as discussed elsewhere herein under Item 1. Business –”Strategic Relationships”, we have entered a business alliance with Cargill, Incorporated for the production and marketing of a new resistant starch derived from high amylose corn. We have sold only an insignificant amount of the product, and therefore the significance of the agreement with Cargill cannot be determined at this time.  If we do not renew the arrangement after its initial five year term or terminate the arrangement before the expiration of 18 months following certain force majeure events affecting Cargill, or if Cargill terminates the arrangement because of a breach by us of our obligations, we will be required to pay a portion (up to 50 percent) of the book value of capital expenditures made by Cargill to enable it to produce the product. This amount will not exceed $2.5 million without our consent. Upon the occurrence of any such event, we also will be required to give Cargill a non-exclusive sublicense to use the patented process for the life of the patent in the production of high amylose corn-based starches for use in food products. The sublicense would be royalty bearing provided we were not also then making the high amylose corn-based starch.  We are engaged in discussions with Cargill about modifying our arrangements with it.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes  (“FIN 48”).  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The provisions of FIN 48 are effective for the Company beginning July 2, 2007.  The Company is currently evaluating the effect that the adoption of FIN 48 will have, if any, on its consolidated results of operations, financial position and related disclosures, but does not expect it will have a material impact on the financial statements.

See also Note 8 in our Notes to Consolidated Financial Statements in Item 8 for information regarding the adoption of SFAS No. 158.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We make our products primarily from wheat, corn and milo and, as such, are sensitive to changes in commodity prices.  We use grain futures and/or options, which we account for as cash flow hedges, as a hedge to protect against fluctuations in the market.  Fluctuations in the volume of hedging transactions are dictated by alcohol sales and are based on corn and gasoline prices.  We have a risk management committee, comprised of senior management members, that meets weekly to review futures contracts and positions.  This group sets objectives and determines when futures positions should be held or terminated.  A designated employee makes trades authorized by the risk management committee.  The futures contracts that are used are exchange-traded contracts.  We trade on the Kansas City and Chicago Boards of Trade and the New York Mercantile Board of Exchange.  For inventory and open futures, the table below presents the carrying amount and fair value at July 1, 2007 and June 30, 2006.  We include the fair values of open contracts in inventories or other accrued liabilities in our balance sheet.

	At July 1, 2007		At June 30, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Inventories
Corn	$3,667,660	$3,044,848	$1,832,000	$1,811,000
Milo	$—	$—	$31,000	$35,000
Wheat	$6,794,119	$6,975,457	$3,399,000	$3,882,000

	Description and Expected Maturity*	Fair Value	Description and Expected Maturity*	Fair Value
Corn Options
Contract Volumes (bushels)	6,000,000		6,250,000
Weighted Average
Strike Price/Bushel
Long Calls	$4.00	$1,360,000	$2.46	$1,262,500
Short Calls	$5.00	$(490,000)	$—	$—
Short Puts	$3.50	$(1,665,000)	$—	$—
Contract Amount	$—	$(795,000)	$1,038,750	$1,262,500

	Description and Expected Maturity*	Fair Value	Description and Expected Maturity*	Fair Value
Corn Futures
Contract Volumes (bushels)	3,500,000		4,600,000
Weighted Average
Strike Price/Bushel	$3.7355	$3.4622	$2.5190	$2.5333
Contract Amount	$13,068,963	$12,115,000	$11,587,570	$11,652,975

	Description and Expected Maturity*	Fair Value	Description and Expected Maturity*	Fair Value
Wheat Futures
Contract Volumes (bushels)	—		150,000
Weighted Average
Strike Price/Bushel	$—	$—	$4.1500	$5.0900
Contract Amount	$—	$—	$622,500	$763,500

	Description and Expected Maturity*	Fair Value	Description and Expected Maturity*	Fair Value
Natural Gas Futures
Contract Volumes (MCF)	—		940,000
Weighted Average
Strike Price/Bushel	$—	$—	$9.4928	$8.1485
Contract Amount	$—	$—	$8,923,000	$7,660,000

*The latest expected maturity date occurs within one year from date indicated.

We also contractually sell a portion of our fuel grade alcohol at prices that fluctuate with gasoline futures.  Gasoline futures are used as a hedge to protect against these fluctuations.  There were no open contracts as of July 1, 2007 or June 30, 2006.

Our outstanding long-term debt at July 1, 2007 carries fixed interest rates which limit our exposure to increases in market rates.  Our line of credit provide for interest at variable rates.  There were $7.0 million in outstanding borrowings on this line at July 1, 2007.

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

A “significant deficiency” is defined in Section 1-02 of the Securities and Exchange Commission’s Regulation S-X.  as a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.  A “material weakness” is defined in Section 1-02 as a deficiency, or a combination of deficiencies, in internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f))  such that there is a reasonable possibility that a material misstatement of a registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

In our previous 10-K report dated June 20, 2006, we identified two material weaknesses in our internal control over financial reporting, including one which resulted from the accumulation of several significant deficiencies.   The previously reported material weaknesses involved control procedures over the purchase and management of maintenance materials, chemicals and supplies at our facilities and the financial closing process.  During fiscal 2007, management took measures to correct these material weaknesses and has provided updates to the previous 10-K in each of our subsequent 10-Q reports during fiscal 2007.   An Enterprise Resource Planning (ERP) system was launched at the beginning of fiscal 2007, which aided in system access security by company employees.  In addition, implementation of written procedures involving system cycle counting and full physical inventories provided the tools necessary to ensure the accuracy of our maintenance materials, chemicals and supplies inventories at year end.  Period end financial closing and accrual procedures have also been successfully implemented to ensure the accuracy of account balances at year end.

We disclosed in our 10-Q report dated April 1, 2007 that we had implemented certain changes to address material weaknesses involving the purchase and management of maintenance materials, chemicals and supplies at our facilities.  We specifically discussed written procedures involving system cycle counting and full physical inventories and noted that we were continuing to perform testing of these controls and were unable to state that the related weaknesses had been completely addressed.  We have performed such testing and believe that these previously reported weaknesses have been addressed.

 With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management has determined that the company’s internal control over financial reporting as of July 1, 2007 was effective.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors

   and Stockholders

MGP Ingredients, Inc.

Atchison, Kansas

We have audited the accompanying consolidated balance sheets of MGP Ingredients, Inc. as of July 1, 2007 and June 30, 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the periods ended July 1, 2007, June 30, 2006 and June 30, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MGP Ingredients, Inc. as of July 1, 2007 and June 30, 2006, and the results of its operations and its cash flows for each of the three years in the periods ended July 1, 2007, June 30, 2006 and June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MGP Ingredients, Inc.’s internal control over financial reporting as of July 1, 2007 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 31, 2007 expressed unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 8, during 2007, the Company changed its method of accounting for pension and post-retirement benefits.

/s/ BKD, LLP

Kansas City, Missouri
August 31, 2007

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors

   and Stockholders

MGP Ingredients, Inc.

Atchison, Kansas

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting, that MGP Ingredients, Inc. maintained effective internal control over financial reporting as of July 1, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that MGP Ingredients, Inc. maintained effective internal control over financial reporting as of July 1, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also in our opinion, MGP Ingredients, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 1, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of MGP Ingredients, Inc. and our report dated August 31, 2007, expressed an unqualified opinion thereon.

/s/ BKD, LLP

Kansas City, Missouri
August 31, 2007

MGP INGREDIENTS, INC.

CONSOLIDATED STATEMENTS OF INCOME
Fiscal Years Ended

	July 1,	June 30,	June 30,
	2007	2006	2005
	Dollars in thousands, except per share amounts
Net sales	$367,994	$322,477	$275,177
Cost of sales	321,941	277,264	249,936
Gross profit	46,053	45,213	25,241

Selling, general and administrative expenses	20,319	23,811	19,318
Other operating income	1,426	968	707
Income from operations	27,160	22,370	6,630

Other income, net	1,490	137	890
Interest expense	(964)	(1,482)	(1,393)
Income before income taxes	27,686	21,025	6,127

Provision for income taxes	9,988	7,030	2,123
Net income	$17,698	$13,995	$4,004

Per Share Data
Total basic earnings per common share	$1.08	$0.87	$0.25
Total diluted earnings per common share	$1.05	$0.83	$0.24

See Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.

CONSOLIDATED BALANCE SHEETS

	July 1, 2007	June 30, 2006
	Dollars in thousands, except share and per share amounts
ASSETS
Current Assets
Cash and cash equivalents	$3,900	$14,495
Segregated cash and investments	3,336	2,291
Receivables (less allowance for doubtful accounts:
2007 - $207 and 2006 -$320)	34,298	32,197
Inventories	42,595	30,467
Prepaid expenses	1,037	1,098
Deferred income taxes	5,759	1,990
Refundable income taxes	364	—
Total current assets	91,289	82,538

Property and Equipment, at cost	360,472	336,428
Less accumulated depreciation	(228,260)	(214,593)
Property and equipment, net	132,212	121,835

Other Assets	803	211
Total assets	$224,304	$204,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$4,151	$3,796
Revolving credit facility	7,000	—
Accounts payable	15,814	10,661
Accrued expenses	7,769	10,028
Income taxes payable	—	4,210
Deferred revenue	7,851	9,374
Total current liabilities	42,585	38,069

Long-Term Debt	8,940	12,355

Postretirement and Pension Benefits	7,860	6,554

Deferred Income Taxes	16,771	12,694

Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 19,530,344 shares	6,715	6,715
Additional paid-in capital	9,084	7,203
Retained earnings	148,929	136,267
Accumulated other comprehensive loss	(1,232)	(482)
	163,500	149,707
Treasury stock, at cost
Common; 2007 - 3,037,454 shares, 2006 - 3,256,784 shares	(15,352)	(14,795)
Total stockholders’ equity	148,148	134,912
Total liabilities and stockholders’ equity	$224,304	$204,584

See Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years Ended

	July 1,	June 30,	June 30,
	2007	2006	2005
	Dollars in thousands
Cash Flows from Operating Activities
Net income	$17,698	$13,995	$4,004
Items not requiring (providing) cash:
Depreciation and amortization	14,467	12,655	16,008
Loss (gain) on sale of assets	(103)	(22)	(808)
Deferred income taxes	308	(1,461)	579
Changes in:
Segregated cash and investments	(1,045)	(2,291)	—
Accounts receivable	(2,101)	(4,100)	7,571
Inventories	(12,216)	531	1,546
Accounts payable and accrued expenses	3,767	3,131	(817)
Deferred revenue	(1,523)	(1,574)	(1,650)
Income taxes payable/receivable	(4,574)	6,832	(5,046)
Other	61	(470)	431
Net cash provided by operating activities	14,739	27,226	21,818

Cash Flows from Investing Activities
Additions to property and equipment	(23,188)	(18,517)	(22,966)
Proceeds from disposition of equipment	187	97	1,025
Net cash used in investing activities	(23,001)	(18,420)	(21,941)

Cash Flows from Financing Activities
Stock repurchased	(1,939)	—	—
Proceeds from stock plans	1,904	3,126	722
Principal payments on long-term debt	(4,262)	(12,339)	(4,262)
Proceeds from issuance of long-term debt	—	7,000	9,990
Proceeds from revolving credit facility	7,000	—	—
Dividends paid	(5,036)	(2,482)	(2,431)
Net cash provided by (used in) financing activities	(2,333)	(4,695)	4,019

Increase (decrease) in cash and cash equivalents	(10,595)	4,111	3,896
Cash and cash equivalents, beginning of year	14,495	10,384	6,488
Cash and cash equivalents, end of year	$3,900	$14,495	$10,384

See Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Dollars in thousands

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Treasury Stock	Total
Balance, June 30, 2004	$4	$6,715	$5,005	$123,181	$(251)	$(16,445)	$118,209
Comprehensive income:
2005 net income				4,004			4,004
Change in fair market value of cash flow hedge					(2,110)		(2,110)
Reclassification adjustment for losses included in net income					2,133		2,133
Comprehensive income	—	—	—	4,004	23	—	4,027
Stock options exercised			336			386	722
Dividends paid on common stock ($0.15/share)				(2,431)			(2,431)
Balance, June 30, 2005	$4	$6,715	$5,341	$124,754	$(228)	$(16,059)	$120,527
Comprehensive income:
2006 net income				13,995			13,995
Change in fair market value of cash flow hedge					(1,281)		(1,281)
Reclassification adjustment for losses included in net income					1,027		1,027
Comprehensive income	—	—	—	13,995	(254)	—	13,741
Stock options exercised			1,862			1,264	3,126
Dividends paid on common stock ($0.15/share)				(2,482)			(2,482)
Balance, June 30, 2006	$4	$6,715	$7,203	$136,267	$(482)	$(14,795)	$134,912
Comprehensive income:
2007 net income				17,698			17,698
Change in fair market value of cash flow hedge					(1,534)		(1,534)
Reclassification adjustment for losses included in net income					1,446		1,446
Comprehensive income	—	—	—	17,698	(88)	—	17,610
Adjustment to initially apply FASB Statement No. 158, net of tax					(662)		(662)
Stock options exercised			529			338	867
Dividends paid on common stock ($0.30/share)				(5,036)			(5,036)
Stock plan shares issued from treasury			1,352			1,044	2,396
Stock repurchased						(1,939)	(1,939)
Balance, July 1, 2007	$4	$6,715	$9,084	$148,929	$(1,232)	$(15,352)	$148,148

See Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:                        NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company.  MGP Ingredients, Inc. (“MGP” or the “Company”) and its subsidiaries process wheat, corn and milo into a variety of products through an integrated production process.  The Company is a fully integrated producer of certain ingredients and distillery products.  Ingredients consist of specialty ingredients, which are primarily specialty wheat starches and specialty wheat proteins for food and non-food applications, commodity ingredients, including commodity wheat starches and vital wheat gluten, and mill feeds.  Distillery products consist of food-grade alcohol, including beverage alcohol and industrial alcohol, fuel alcohol, commonly known as ethanol, distiller’s grain and carbon dioxide, which are by-products of the Company’s distillery operations.  The Company sells its products on normal credit terms to customers in a variety of industries located primarily throughout the United States.  The Company operates plants in Atchison, Kansas and Pekin, Illinois.  The Company also operates a facility in Kansas City, Kansas, for the further processing and extrusion of wheat proteins and starches, and a facility in Onaga, Kansas for the production of wood composites.  Midwest Grain Pipeline, Inc., a wholly owned subsidiary, supplies natural gas to the Company’s Atchison plant.

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

Fiscal Year.  The Company’s fiscal year ended on July 1, 2007.  The previous fiscal year ended on June 30, 2006.  On June 8, 2006 the Board of Directors amended the Company’s Bylaws to effect a change in the fiscal year from a fiscal year ending June 30 to a 52/53 week fiscal year.  As a result of this change, fiscal 2007 includes one additional day than fiscal 2006.  Fiscal years 2007, 2006 and 2005 each consisted of 52 weeks.

Inventories.  Inventories include finished goods, raw materials in the form of agricultural commodities used in the production process and certain maintenance and repair items.  Inventories are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.

Segregated Cash and Investments.  The Company segregates certain interest bearing cash accounts in accordance with commodity exchange requirements.  Segregated cash and investments consist of interest bearing clearing accounts on deposit with and pledged to the Company’s broker for exchange-traded commodity instruments.

Derivative Instruments.  Derivative instruments related to the Company’s hedging program are recorded as either assets or liabilities and are measured at fair market value.  Changes in the fair market value of the derivative instruments are recorded either in current earnings or in other comprehensive income, depending on the nature of the hedged transaction.  Gains or losses recorded in other comprehensive income are reclassified into current earnings in the periods in which the  hedged items are consumed.  Any ineffective portion of a hedged transaction is immediately recognized in current earnings.

In connection with the purchase of raw materials, principally corn and wheat, for anticipated operating requirements, the Company enters into readily marketable exchange-traded commodity futures and option contracts to reduce the risk of future grain price increases.  Additionally, the Company enters into exchange-traded futures contracts for the sale of fuel grade alcohol to hedge the selling price to its customers.  These contracts are designated as cash flow hedges of specific volumes of commodities to be purchased or sold.  Changes in the market value of the Company’s futures and option contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in the price of the hedged items.  Amounts representing ineffectiveness related to differences in the delivery location point between the derivative instrument and the hedged item as well as changes in the time value of option contracts are recorded in current earnings.  The fair value of the effective portion of open and closed hedging transactions is recorded in inventory or other accrued liabilities with the related gains and losses deferred in other comprehensive income, net of applicable income taxes.  Gains and losses are then recognized in the statement of income as the finished goods related to the hedged transactions are sold.  If it is determined that the hedge instruments are no longer effective at offsetting changes in the price of the hedged item, then the changes in market value of these contracts would be recognized in cost of sales at that time.

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

The Modified Accelerated Cost Recovery (“MACRs”) depreciation method is used for income tax purposes.

The cost of property and equipment retired as well as related accumulated depreciation is eliminated from the property accounts with related gains and losses reflected in net income.  The Company capitalizes interest costs associated with significant construction in progress, based on the weighted-average rates paid for long-term borrowing.  Total interest incurred for fiscal 2007, 2006 and 2005 was:  (in thousands)

Years ended,	July 1, 2007	June 30, 2006	June 30, 2005

Interest costs charged to expense (gross)	$964	$1,482	$1,393
Less: Interest cost capitalized in other income	(761)	(998)	(713)
Net interest expense	$203	$484	$680

Earnings per Share.  Basic earnings per share data is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Potentially dilutive instruments are stock options and unvested restricted stock awards.  The following is reconciliation from the weighted average shares used for the basic earnings per share computation to the shares used for the diluted earnings per share computation for each of the years ended July 1, 2007, June 30, 2006 and June 30, 2005.

Years ended,	July 1, 2007	June 30, 2006	June 30, 2005

Basic Shares	16,427,959	16,105,658	15,974,503
Additional weighted average shares attributable to:
Stock options:	241,046	241,566	332,888
Restricted shares:	244,337	415,030	200,995
Diluted Shares	16,913,342	16,762,254	16,508,386

Cash and Cash Equivalents.  Short-term liquid investments with an initial maturity of 90 days or less are considered cash equivalents.  Cash equivalents are stated at cost, which approximates market value due to the relatively short maturity of these instruments.  At July 1, 2007 and June 30, 2006, cash equivalents consisted primarily of overnight purchase agreements with a bank.  At various points in time during the years ended July 1, 2007 and June 30, 2006, cash balances exceeded the Federal Deposit Insurance Corporation (“FDIC”) limit.

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

Income from various government incentive grant programs is recognized as it is earned.  In the case of the ethanol incentive program, income is based on grain usage for fuel alcohol production measured in each quarter.  In the case of the USDA grant, income is recognized as costs are incurred or, in connection with capital projects, as those projects are depreciated.  See Note 14 for further discussion of USDA grant income.

Indemnification Agreements.  The Company sells certain of its products under agreements that provide that the Company will indemnify the customers against certain claims by third parties.  The Company records its obligations under these indemnification agreements based on their fair value.

Advertising.  Advertising costs are expensed as incurred.  These costs totaled $531,000, $797,000 and $767,000 for the years ended July 1, 2007, June 30, 2006 and 2005, respectively.

Research and Development.  Research and development costs are expensed as incurred.  These costs totaled approximately $2.8 million, $2.9 million and $3.0 million for the years ended July 1, 2007, June 30, 2006 and 2005, respectively.

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

Fair Value of Financial Instruments.  The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and long-term debt including capital leases as further described in Note 3.  The financial statement carrying value of the Company’s cash and cash equivalents approximates fair value due to their short-term nature.  Carrying value also approximates fair value for all financial instruments with six months or less to re-pricing or maturity and for financial instruments with variable interest rates.  The Company estimates the fair value of long-term debt based upon borrowing rates available at the reporting date for indebtedness with similar terms and maturities.  Based upon the borrowing rates currently available to the Company and its subsidiaries for indebtedness with similar terms and maturities, the fair value of long-term debt was approximately $12.7 million and $15.7 million at July 1, 2007 and June 30, 2006, respectively.  The financial statement carrying value was $13.1 million and $16.2 million at July 1, 2007 and June 30, 2006, respectively.

Stock Options.  The Company has stock-based employee compensation plans, which are described more fully in Note 8.  Effective July 1, 2005, the Company implemented the provisions of Financial Accounting Standards Board Statement No. 123 (Revised 2004), Share-Based Payments, (“SFAS 123R”).  Under the provisions of SFAS 123R, the cost of Share-Based Payments is recognized over the service period based on the fair value of the option or other instruments at the date of grant.  The grant date fair value is estimated using the Black - Scholes option-pricing model adjusted for the unique characteristics of the options or other instruments granted.  In implementing SFAS 123R, the Company applied the Modified Prospective Application which requires all new awards and modified awards after the effective date and any unvested awards at the effective date be recognized as compensation cost ratably over the option vesting period.  As a result of implementing SFAS 123R, the Company recognized additional compensation cost of approximately $300,000.  For the year ended June 30, 2005, the Company accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  For the year ended June 30, 2005, no stock-based employee compensation cost related to stock options is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of SFAS 123R, to stock-based employee compensation for the year ended June 30, 2005.

Year ended June 30, (in thousands)	2005
Net income, as reported	$4,004
Add: Stock-based compensation net of income Taxes	338
Less: Total stock-based compensation cost determined under the fair value based method, net of income taxes	(797)
Pro forma net income	$3,545

Weighted average common shares outstanding:
Basic	15,974,503
Diluted	16,508,386
Basic earnings per share:
As reported	$0.25
Pro forma	$0.22
Dilutive earnings per share:
As reported	$0.24
Pro forma	$0.21

NOTE 2:            OTHER BALANCE SHEET CAPTIONS

Inventories. Inventories consist of the following: (in thousands)

	July 1, 2007	June 30, 2006

Alcohol	$8,885	$8,319
Unprocessed grain	10,649	8,175
Operating supplies	6,899	6,819
Ingredients	14,697	6,360
By-products and other	1,465	794
Total	$42,595	$30,467

Property and Equipment. Property and equipment consist of the following: (in thousands)

	July 1, 2007	June 30, 2006

Land, buildings and improvements	$49,503	$42,394
Transportation equipment	1,615	1,698
Machinery and equipment	291,541	283,117
Construction in progress	17,813	9,219
Total Cost	360,472	336,428
Less accumulated depreciation	(228,260)	(214,593)
Total	$132,212	$121,835

Accrued Expenses. Accrued expenses consist of the following: (in thousands)

	July 1, 2007	June 30, 2006

Employee benefit plans (Note 9)	$4,522	$6,734
Salaries and wages	1,739	1,745
Property taxes	968	893
Other expenses	540	656
Total	$7,769	$10,028

NOTE 3:                        LONG-TERM DEBT

Indebtedness Outstanding.  Long-term debt consists of the following:  (in thousands)

	July 1, 2007	June 30, 2006

Secured Promissory Note, 5.26%, due monthly to October, 2011.	$6,372	$7,671
Secured Promissory Note, 5.92%, due monthly to September, 2010.	4,892	6,181
Industrial Revenue Bond Obligation, 5.26%, due monthly to September, 2008.	1,161	2,013
Capital Lease Obligations, 4.56% - 7.15%, due monthly to October, 2011.	666	—
Capital Lease Obligation, 2.9%, due monthly to June, 2007.	—	286

Total	13,091	16,151
Less current maturities	(4,151)	(3,796)
Long-term portion	$8,940	$12,355

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

5.92% Secured Promissory Note.  On September 29, 2005, the Company borrowed $7,000,000 from General Electric Capital Corporation (“GECC”) and paid unsecured senior notes payable to The Principal Mutual Insurance Company of $6,816,000.  The Company’s obligation to GECC is evidenced by a promissory note bearing interest at 5.92% per annum and payable in monthly payments of $135,071 with the final payment being adjusted for the remaining amount of outstanding principal and interest.  The note may be prepaid at any time in its entirety subject to the payment of a prepayment premium equal to 3% of the original principal amount if the note is prepaid prior to the first anniversary and declining to 1% if paid prior to the third anniversary with no prepayment premium thereafter.

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

Capital Lease Obligations.  In connection with implementation of the Company’s new enterprise resource planning system, certain costs incurred during development of the system have been funded by Winthrop Resources Corporation under various capital lease agreements with rates ranging from 4.56% to 5.54%.  These agreements, which are unsecured, have maturities ranging from September 2007 to March 2009.

Additionally, the Company financed certain equipment purchases during the year through a capital lease with Delage Corporation at 7.15%.  This capital lease is secured by the equipment purchased and has a maturity of October, 2011.

Unsecured Revolving Line of Credit.  The Company has a $20.0 million unsecured revolving line of credit with Commerce Bank, n.a.  This line of credit matures on July 1, 2008.  As of July 1, 2007,  outstanding borrowings on the line of credit were $7.0 million.  The current interest rate for borrowings on this line of credit is the commercial prime borrowing minus 1%.

In connection with the above borrowings, the Company, among other covenants, is required to maintain certain financial ratios, including a current ratio of 1.5 to 1, maintain a minimum consolidated tangible net worth (stockholders’ equity less intangible assets) equal to the greater of (i) $86 million or (ii) the sum of $86 million plus 50 percent of consolidated net income since September 30, 2001, (iii) maintain a ratio of debt to tangible net worth of not more than 2.5 to 1, (iv) may not permit consolidated funded debt (generally, asset acquisition related debt plus capitalized lease obligations) to exceed 60% of total capitalization, (v) maintain at the end of each fiscal quarter a fixed charge coverage ratio (generally, the ratio of (x) the sum of (a) net income [adjusted to exclude gains or losses from the sale or other disposition of capital assets and other matters] plus (b) provision for taxes plus (c) fixed charges to (y) fixed charges) for the period of the four consecutive fiscal quarters ended as of the measurement date of 1.5 to 1.  The agreements also include a restriction on the aggregate amount of dividends that can be paid and treasury stock purchases.  At July 1, 2007, there was approximately $34.7 million capacity available for those purposes under the terms of the agreement.

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

The purpose of the transaction was to facilitate certain property tax abatement opportunities available to the Company related to the newly constructed facilities.  The facilities acquired with bond proceeds receive property tax abatements which will terminate upon maturity of the Bonds on December 1st, 2016.  The issuance of the Bonds was integral to the tax abatement process.  Financing for the Facilities has been provided internally from the Company’s operating cash flow.  Accordingly, upon consummation of the transaction and issuance of the Bonds, the Company acquired all bonds issued for $7.0 million excluding transaction fees.  As a result, the Company holds all of the outstanding Bonds.  It is management’s intention to hold these bonds to their maturity.  Because the Company holds all outstanding bonds, management considers the debt de-facto cancelled and, accordingly, no amount for these Bonds is reflected as debt outstanding on the Balance Sheet as of July 1, 2007.

Leases and Debt Maturities.  The Company leases railcars under various capital and operating leases.  The leases generally require the Company to pay all service costs associated with the railcars.  Rental payments include minimum rentals plus contingent amounts based on mileage.  Rental expenses under operating leases with terms longer than one month were $2,711,000, $2,448,000 and $1,909,000 for the years ended July 1, 2007, June 30, 2006 and 2005, respectively.  Minimum annual payments and present values thereof under existing debt maturities, capital leases and minimum annual rental commitments under non-cancelable operating leases are as follows:  (in thousands)

		Capital Leases
	Long-Term Debt	Minimum Lease Payments	Less Interest	Net Present Value	Total Debt	Operating Leases

2008	$3,664	$509	$22	$487	$4,151	$2,755
2009	3,138	149	5	144	3,282	2,204
2010	3,072	17	2	15	3,087	1,616
2011	2,127	17	1	16	2,143	915
2012	424	4	—	4	428	910
Thereafter	—	—	—	—	—	2,935
Total	$12,425	$696	$30	$666	$13,091	$11,335

NOTE 4:                        INCOME TAXES

The provision (benefit) for income taxes is comprised of the following:  (in thousands)

Years ended,	July 1, 2007	June 30, 2006	June 30, 2005

Income taxes currently payable	$9,780	$7,789	$1,544
Income taxes deferred	208	(759)	579
Total	$9,988	$7,030	$2,123

A reconciliation of the provision for income taxes at the normal statutory federal rate to the provision included in the accompanying consolidated statements of income is shown below:  (in thousands)

Years ended,	July 1, 2007	June 30, 2006	June 30, 2005

“Expected” provision at federal statutory rate (35% for 2007 and 2006, 34% for 2005)	$9,690	$7,359	$2,083
State taxes, before credits	1,570	1,258	212
State tax credits	(810)	(850)	(401)
Other	(462)	(737)	229
Provision for income taxes	$9,988	$7,030	$2,123
Effective tax rate	36.1%	33.4%	34.6%

The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets are as follows:  (in thousands)

	July 1, 2007	June 30, 2006

Deferred tax assets:
Postretirement liability	$3,123	$2,523
Deferred income	3,156	3,609
Stock based compensation	1,062	1,955
State tax credits	1,996	1,578
Other	2,535	951
Less: valuation allowance	(1,996)	(1,578)
Gross deferred tax assets	9,876	9,038

Deferred tax liabilities:
Accumulated depreciation	(20,381)	(18,853)
Other	(507)	(889)
Gross deferred tax liabilities	(20,888)	(19,742)
Net deferred tax liability after valuation allowance	$(11,012)	$(10,704)

The above net deferred tax liability is presented on the consolidated balance sheets as follows:  (in thousands)

	July 1, 2007	June 30, 2006

Deferred tax asset - current	$5,759	$1,990
Deferred tax liability - long-term	(16,771)	(12,694)
Net deferred tax liability	$(11,012)	$(10,704)

The amount of income taxes that the Company pays is subject to ongoing audits by federal and state taxing authorities.  The Company was under exam by the IRS for its tax years ended June 30, 2005 and June 30, 2006.  Subsequent to year-end, the exam was resolved with no significant adjustments.  The Company is also under exam by the state of Illinois related to its tax years ended June 30, 2004 and June 30, 2005.  The Company believes that it has adequately provided for any reasonably foreseeable outcome related to these matters.  However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire.

During fiscal year 2007, the Company recorded an increase to its deferred tax assets, related to items recorded in accumulated other comprehensive income, of $828,000.  In addition, the Company also recorded a decrease to its deferred tax assets, related to items of additional paid-in capital, of $927,000.

The Company establishes a valuation allowance against certain deferred tax assets if management believes, based on its assessment of historical and projected operating results and other available facts and circumstances, that it is  more-likely-than-not that all or a portion of the deferred tax assets will not be realized.  The Company had valuation allowances of $2.0 million and $1.6 million as of July 1, 2007 and June 30, 2006, respectively.  These valuation allowances relate entirely to Kansas state income tax credit carryforwards.  In order for the Company to utilize these credit carryforwards, the Company must satisfy certain certification requirements.  The Company does not believe it is more likely than not that these certification requirements will be satisfied.  Therefore, a valuation allowance has been established for the entire carryforward amount, net of federal taxes.

As of July 1, 2007, the Company has state tax credit carryforwards of approximately $3.0 million.  As discussed above, the deferred tax asset related to the credit carryforwards has been fully offset by a valuation allowance.  The credit carryforwards will expire as follows: $1.7 million generated in fiscal year 2005 will expire in fiscal year 2014; $1.3 million generated in fiscal year 2006 will expire in fiscal year 2015.

NOTE 5                            CAPITAL STOCK

Common Stock shareholders are entitled to elect four of the nine members of the Board of Directors, while Preferred Stock shareholders are entitled to elect the remaining five members.  Common Stock shareholders are not entitled to vote with respect to a merger, dissolution, lease, exchange or sale of substantially all of the Company’s assets, or on an amendment to the Articles of Incorporation, unless such action would increase or decrease the authorized shares or par value of the Common or Preferred Stock, or change the powers, preferences or special rights of the Common or Preferred Stock so as to affect the Common Stock shareholders adversely.  Generally, Common Stock shareholders and Preferred Stock shareholders vote as separate classes on all other matters requiring shareholder approval.  A majority of the outstanding shares of the company’s preferred stock is held by the MGP Ingredients Voting Trust.  The beneficial interests in the voting trust are held by the Cray Family Trust.  The trustees of the MGP Ingredients Voting Trust and the Cray Family Trust are Cloud L. Cray, Jr., Richard B. Cray and Laidacker M. Seaberg.

NOTE 6:                        OTHER OPERATING INCOME (EXPENSE)

Other operating income (expense) consists of the following:  (in thousands)

Years ended,	July 1, 2007	June 30, 2006	June 30, 2005

CCC value-added program	$1,523	$1,574	$1,650
Miscellaneous	(97)	(606)	(943)
Total	$1,426	$968	$707

NOTE 7:                        ENERGY COMMITMENT

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

NOTE 8:                        EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plans.  The Company and its subsidiaries have employee stock ownership plans covering all eligible employees after certain eligibility requirements are met.  Contributions to the plans totaled $941,600, $618,584 and $574,000 for the years ended July 1, 2007, June 30, 2006 and 2005, respectively.  Contributions are made in the form of cash and/or additional shares of common stock.

401(k) Profit Sharing Plans.  The Company and its subsidiaries have established 401(k) profit sharing plans covering all employees after certain eligibility requirements are met.  Contributions to the plans totaled $1,744,242, $1,628,882 and $1,342,000 for the years ended July 1, 2007, June 30, 2006 and 2005, respectively.

Defined Benefit Retirement Plan.  The Company sponsors  two funded, noncontributory qualified Retirement Plans, which cover substantially all union employees at the Pekin, Illinois and Atchison, Kansas plant locations.  The benefits under these pension plans are based upon years of qualified credited service.  The Company’s funding policy is to contribute annually not less than the regulatory minimum and not more than the maximum amount deductible for income tax purposes.

Postretirement Benefit Plan.  The Company sponsors an unfunded, contributory qualified plan that provides life insurance coverage as well as certain health care and medical benefits including prescription drug coverage to certain retired employees.  This postretirement benefit plan is contributory and provides benefits to retirees and their spouses.  Contributions are adjusted annually.  The plan contains fixed deductibles, coinsurance and out-of-pocket limitations.  The life insurance segment of the plan is noncontributory and is available to retirees only.  The liability for such benefits is unfunded as it is MGP’s policy to fund benefits payable as they come due.  The Company uses a May 31 measurement date for the plan.  The Company expects to contribute approximately $500,000 to the plan in fiscal 2008.

In September 2006, the Financial Accounting Standards Board (“FASB”) released Statement of Financial Accounting Standards Statement No. 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires the Company to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s over funded status or a liability for a plan’s under funded status.  This section of the standard is effective for the Company as of the end of its fiscal year on July 1, 2007.  The statement also eliminates the option of using a measurement date prior to the Company’s fiscal year-end, effective June 28, 2009.  SFAS 158 provides two methods for transition to a fiscal year-end measurement date, both of which are to be applied prospectively.  Under the first approach, plan assets are measured on May 31, 2008 and then re-measured on June 30, 2008 (the first day of the fiscal year ended June 28, 2009).  Under the second approach, a 13-month measurement will be determined on May 31, 2008 that will cover the period until the fiscal year-end measurement is required on June 28, 2009.  The Company currently uses a measurement date prior to its fiscal year-end and is currently evaluating which measurement transition alternative it will use

The following table shows the incremental effect of applying SFAS 158 to both the Company’s pension and retiree health and welfare plans on individual line items in the Consolidated Balance Sheet as of July 1, 2007:  (in thousands)

	Balances Prior to Adoption of SFAS 158	SFAS 158 Adoption Adjustments	Ending Balances After Adoption of SFAS 158

Liability for postretirement and pension benefits	$6,753	$1,107	$7,860
Deferred income taxes	17,216	(445)	16,771
Total liabilities	$75,494	$662	$76,156

Accumulated other comprehensive income	$(570)	$(662)	$(1,232)
Total stockholders’ equity	$147,486	$(662)	$148,148

The amount in accumulated other comprehensive income expected to be recognized as components of net period benefit cost during fiscal year 2008 is approximately $56,000.

The status of the Company’s plans at July 1, 2007 and June 30, 2006 was as follows:  (in thousands)

	Defined Benefit Retirement Plan		Postretirement Benefit Plan
	July 1, 2007	June 30, 2006	July 1, 2007	June 30, 2006

Change in benefit obligation
Beginning of year	$1,610	$986	$7,341	$5,800
Service cost	520	526	244	295
Interest cost	100	62	461	296
Actuarial (gain) loss	81	4	221	1,296
Amendment	—	38	—	—
Benefits paid	(32)	(6)	(609)	(346)
End of year	2,279	1,610	7,658	7,341
Unrecognized prior service cost and actuarial gain	—	(119)	—	(787)
Benefit obligation at end of year	$2,279	$1,491	$7,658	$6,554

The following table shows the change in plan assets based on the Fiscal 2007 measurement dates: (in thousands)

	Defined Benefit Retirement Plan		Postretirement Benefit Plan
	July 1, 2007	June 30, 2006	July 1, 2007	June 30, 2006

Fair value of plan assets at beginning of period	$878	$642	$—	$—
Actual return on plan assets	195	69	—	—
Employer contributions	612	173
Plan participants contributions	—	—	—	—
Actuarial (gain) loss	—	—	—	—
Benefits paid	(32)	(6)	—	—
Fair value of plan assets at end of period	$1,653	$878	$—	$—

Assumptions used to determine accumulated benefit obligations as of the year-end were:

	Defined Benefit Retirement Plan		Postretirement Benefit Plan
	July 1, 2007	June 30, 2006	July 1, 2007	June 30, 2006
Discount rate	6.10%	6.27%	6.10%	6.27%
Average compensation increase	0.00%	0.00%	4.50%	4.50%
Measurement date	June 30, 2007	June 30, 2006	May 31, 2007	May 31, 2006

Assumptions used to determine net benefit cost for the years ended July 1, 2007 and June 30, 2006 were:

	Defined Benefit Retirement Plan		Postretirement Benefit Plan
	2007	2006	2007	2006
Expected return on assets	7.00%	7.00%	—	—
Discount rate	6.10%	6.27%	6.27%	5.25%
Average compensation increase	0.00%	0.00%	4.50%	4.50%
Measurement date	June 30, 2007	June 30, 2006	May 31, 2006	May 31, 2005

Components of net periodic benefit cost are as follows:  (in thousands)

	Defined Benefit Retirement Plan			Postretirement Benefit Plan
Years ended,	July 1, 2007	June 30, 2006	June 30, 2005	July 1, 2007	June 30, 2006	June 30, 2005

Service cost	$520	$526	$140	$244	$295	$241
Interest cost	101	62	47	461	296	300
Expected return on assets	(100)	(54)	(33)	—	—	—
Amortization of unrecorded prior service cost	25	18	19	(36)	(36)	(52)
Other amortization	(11)	—	—	30	—	—
Total	$535	$552	$173	$699	$555	$489

A reconciliation of the funded status of the plans with amounts recorded in the Consolidated Balance Sheets is as follows:  (in thousands)

	Defined Benefit Retirement Plan
	As of July 1, 2007	As of June 30, 2006
Fair value of plan assets:	$1,653	$878
Benefit obligations:	2,279	1,610
Funded status (plan assets less benefit obligations)	$(626)	$(732)

The following amounts have been recognized in the Consolidated Balance Sheet.

	Defined Benefit Retirement Plan
	As of July 1, 2007	As of June 30, 2006
Accrued benefit cost	$535	$612
Intangible assets	—	247
Accumulated Other Comprehensive Income	91	—
Net amount recognized	$626	$859

The assumed average annual rate of increase in the per capita cost of covered benefits (health care cost trend rate) is as follows:

	Postretirement Benefit Plan
Years ended,	July 1, 2007	June 30, 2006

Health care cost trend rate	7.75%	7.75%
Ultimate trend rate	6.00%	6.00%
Year rate reaches ultimate trend rate	2011	2011

A one percentage point increase (decrease) in the assumed health care cost trend rate would have increased (decreased) the accumulated benefit obligation by $507,000 ($449,000) at July 1, 2007, and the service and interest cost would have increased (decreased) by $64,000 ($21,000) for the year then ended.

On December 8, 2003, the Medicare Prescription Drug Improvement Modernization Act of 2003 (the Act) was signed into law.  The Act introduces a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide benefits at least actuarially equivalent to Medicare Part D.  The Company has been unable to conclude whether the benefits provided to the plan are actuarially equivalent to Medicare Part D under the Act.  Accordingly, the net periodic postretirement benefit costs above do not reflect any amounts associated with the subsidy.

As of July 1, 2007, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid to plan participants:  (in thousands)

	Expected Defined Benefit Retirement Plan Payments	Expected Postretirement Benefit Plan Payments
2008	$15	$512
2009	20	542
2010	21	567
2011	43	583
2012	72	619
2013– 2017	914	3,511
Total	$1,085	$6,334

The weighted average asset allocation by asset category is as follows:  (in thousands)

	Defined Benefit Retirement Plan
	As of July 1, 2007	As of June 30, 2006
Asset Category
Equity Securities	73%	61%
Debt Securities	25%	36%
Real Estate	0%	0%
Other	2%	3%
Total	100%	100%

Equity-Based Compensation Plans.  The Company has five equity-based compensation  plans, the Stock Incentive Plan of 2004 (the “2004 Plan”), the Stock Incentive Plan of 1996 (the “1996 Plan”), the Stock Option Plan for Outside Directors (the “Directors Option Plan”), the 1998 Stock Incentive Plan for Salaried Employees (the “Salaried Plan”) and the Non-Employee Directors’ Restricted Stock Plan (the “Directors’ Stock Plan”).  These Plans permit the issuance of  stock options, stock appreciation rights and/or stock awards to salaried employees and outside directors of the Company.

Stock Options.  Under the 2004 Plan, the Company may grant incentives for up to 980,000 shares of the Company’s common stock to salaried, full time employees, including executive officers.  The term of each award generally is determined by the committee of the Board of Directors charged with administering the 2004 Plan.  Under the terms of the 2004 Plan, any options granted will be nonqualified stock options, must be exercisable within ten years and must have an exercise price which is not less than the fair value of the Company’s common stock on the date of the grant.  As of July 1, 2007, no stock options have been granted under this Plan.

Under the 1996 Plan, the Company was authorized to grant incentives for up to 1,200,000 shares of the Company’s common stock to key employees.  The term of each award was determined by the committee of the Board of Directors charged with administering the 1996 Plan.  Under the terms of the 1996 Plan, options granted could be either nonqualified or incentive stock options and the exercise price could not be less than the fair value of the Company’s common stock on the date of the grant.  On January 31, 2006, the period in which the Company could grant incentives expired and no further options may be granted.  At July 1, 2007, the Company had outstanding incentive stock options to purchase 378,920 shares, all of which were exercisable as of July 1, 2007.  The options have ten-year terms and have exercise prices equal to fair market value on the date of grant.

Under the Directors Option Plan, each non-employee or “outside” director of the Company received on the day after each annual meeting of stockholders an option to purchase 2,000 shares of the Company’s common stock at a price equal to the fair market value of the Company’s common stock on such date.  Options became exercisable on the 184th day following the date of grant and expire not later than ten years after the date of grant.  Subject to certain adjustments, a total of 180,000 shares were reserved for annual grants under the Plan. The Plan expired in

2006 and no further options may be granted under it. At July 1, 2007, the Company had outstanding options to purchase 42,000 shares, all of which were exercisable as of July 1, 2007.

Under the Salaried Plan, the Company may grant stock incentives for up to 600,000 shares of the Company’s common stock to full-time salaried employees.  The Salaried Plan provides that the amount, recipients, timing and terms of each award be determined by the Committee of the Board of Directors charged with administering the Salaried Plan.  Under the terms of the Salaried Plan, options granted may be either nonqualified or incentive stock options and the exercise price may not be less than the fair value of the Company’s common stock on the date of the grant.  At July 1, 2007, the Company had outstanding incentive stock options on 88,100 shares, all of which were exercisable as of July 1, 2007.  These options have ten-year terms and have exercise prices equal to fair market value of the Company’s common stock as of the date of grant.

The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model.  For the year ended July 1, 2007, no options were granted.  For the years ended June 30, 2006 and 2005, the following weighted-average assumptions were used:

	2007	2006	2005

Risk-free rate	—	4.4%	4.0%
Expected dividend yield	—	1.7%	1.7%
Expected volatility	—	139.0%	58.0%
Expected term (in years)	—	7.0	10.0
Weighted average fair value per share optioned	$—	$9.98	$6.32

A summary of the status of stock options awarded under the Company’s stock option plans as of July 1, 2007, June 30, 2006 and 2005 and changes during the years then ended is presented below:

	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	578,850	$5.43	834,130	$5.48	905,980	$5.45
Granted	—	—	14,000	10.45	14,000	9.09
Cancelled	—	—	—	—	(400)	5.95
Exercised	(69,830)	4.70	(269,280)	5.87	(85,450)	5.74
Outstanding at end of year	509,020	$5.53	578,850	$5.43	834,130	$5.48

During the years ended July 1, 2007, June 30, 2006 and 2005, the total intrinsic value of stock options exercised was $1,479,000, $4,713,000 and $850,000 respectively.  Cash received and the income tax benefit from stock option exercises for the year ended July 1, 2007 aggregated $867,000.

Outstanding options are comprised as follows:

	Shares	Exercise Price	Remaining Contractual Lives (Years)	Shares Exercisable at July 1, 2007
The 1996 Plan	43,000	3.63	6.00	43,000
	80,000	6.45	5.00	80,000
	20,000	5.95	4.50	20,000
	64,000	4.66	4.00	64,000
	17,420	4.66	3.50	17,420
	48,000	4.00	2.50	48,000
	58,000	6.25	1.50	58,000
	48,500	6.88	0.50	48,500
Salaried Plan	3,900	5.95	4.50	3,900
	14,860	4.66	3.50	14,860
	41,440	4.00	2.50	41,440
	27,900	6.75	0.67	27,900
Directors’ Plan	10,000	10.45	8.25	10,000
	10,000	9.09	7.25	10,000
	4,000	4.38	6.25	4,000
	4,000	3.25	5.25	4,000
	4,000	5.58	4.25	4,000
	2,000	4.82	3.25	2,000
	2,000	4.50	2.25	2,000
	2,000	5.88	1.25	2,000
	4,000	7.13	0.25	4,000
Total	509,020			509,020

At July 1, 2007, the aggregate intrinsic value of stock options outstanding and exercisable was $5,790,000.

Restricted Common Stock.  The Company’s equity based compensation plans provide for the awarding of shares of restricted common stock (“restricted stock”) for senior executives and salaried employees as well as outside directors.

Under programs approved by the Company’s Board of Directors annually, beginning in December 2003, shares of restricted stock have been awarded  to senior executives under plans in which they were eligible.  These annual programs generally provide for the accelerated vesting of restricted stock after three fiscal years if the Company achieves certain specific operating and financial objectives over such period. If the objectives are not met, the program generally provides for the vesting of the restricted stock at the end of the seventh fiscal year of the restricted stock award.  Accelerated or partial vesting may be permitted upon a change of control or if employment is terminated as a result of death, disability, retirement or termination without cause.   As of July 1, 2007, 638,277 shares of restricted common stock have been awarded from shares available under the Company’s long-term incentive plans. Compensation expense related to these awards is based on the market price of the stock on the date the Board of Directors approved the program and is amortized over the vesting period of the restricted stock award.  For the years ended July 1, 2007, June 30, 2006 and 2005, the Company awarded 132,960, 221,400 and 80,000 shares respectively at a fair value of $21.45, $8.59 and $9.21 per share respectively.  Additionally, for the years ended July 1, 2007, June 30, 2006 and 2005, the Company recorded compensation expense related to these restricted stock awards of $1,021,000, $1,200,000 and $560,000 respectively.

Under the  Directors’  Stock Plan, which was approved by stockholders at the 2006 Annual Meeting, the Company may grant incentives for up to 75,000 shares of the Company’s common stock to outside directors.  The plan allows for grants to be made on the first business day following the date of each annual meeting of stockholders whereby each non-employee director is awarded shares of restricted stock with a fair market value of $12,500, as determined on such first business day following the annual meeting.  The shares awarded become fully vested upon the occurrence of one of the following events  (1) the third anniversary of the award date, (2) the death of the director, or (3) a change in control, as defined in the Plan.  The Human Resources and Compensation Committee may allow accelerated vesting in the event of specified terminations other than the resignation of the director, which would result in forfeiture of an unvested award.   As of July 1, 2007, 4,074 shares of restricted common stock have been awarded from shares available under the plan.  For the year ended July 1, 2007, the Company awarded 4,074 shares at a fair value of $21.45 per share. Compensation expense related to these awards is based on the market price of the stock on the date the shares are awarded and is amortized over the vesting period of the restricted stock award. For fiscal 2007, the Company recorded compensation expense related to these restricted stock awards of $22,000.

A summary of the status of restricted stock awarded under the Company’s restricted stock plans at July 1, 2007, June 30, 2006 and 2005 and changes during the years then ended is presented below:

	2007		2006		2005
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Nonvested balance at beginning of year	204,743	$8.76	145,238	$7.47	153,333	$5.91
Granted	137,034	21.45	221,400	8.59	80,000	9.22
Forfeited	(30,157)	9.27	—	—	—	—
Vested	(88,056)	11.60	(161,895)	7.36	(88,095)	6.33
Nonvested balance at end of year	223,564	$15.35	204,743	$8.76	145,238	$7.47

During the years ended July 1, 2007, June 30, 2006 and 2005, the total fair value of restricted stock awards vested was $1,021,000, $1,192,000 and $558,000 respectively.  As of July 1, 2007 there was $3,433,000 of total unrecognized compensation costs related to stock awards.  These costs are expected to be recognized over a weighted average period of 4.9 years.

NOTE 9:                        SIGNIFICANT ESTIMATES AND CONCENTRATIONS

Defined benefit pension and postretirement benefit obligations.  The Company accrues amounts for defined benefit pension and postretirement benefit obligations as discussed in Note 8.  An accrual of $626,000 for defined benefit pension obligations and $7,769,799 for postretirement benefit obligations is included in the accompanying 2007 financial statements.  Claim payments and pension obligations based upon actual experience could ultimately differ materially from these estimates.

Inventory valuation.  The Company has recorded the carrying value of its inventories at the lower of cost or market based upon management estimates.  Actual results could differ significantly in the near term.

Significant customers.  For the year ended July 1, 2007, the Company had sales to two customers accounting for approximately 23 percent of consolidated sales.  For the year ended June 30, 2006, the Company had sales to one customer accounting for approximately 14 percent of consolidated sales.  For the year ended June 30, 2005, the Company had sales to two customers for approximately 25% of consolidated sales.

Workforce subject to collective bargaining.  Approximately 55 percent of the Company’s employees are covered by collective bargaining agreements.  These agreements expire between fiscal 2008 and fiscal 2010.  With agreements covering approximately 18% of employees expiring in fiscal 2008.

NOTE 10:                 OPERATING SEGMENTS

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

Years Ended,	July 1, 2007	June 30, 2006	June 30, 2005
(in thousands)
Sales to Customers
Ingredients	$73,601	$85,506	$92,495
Distillery products	294,393	236,971	182,682
Total	$367,994	$322,477	$275,177

Depreciation
Ingredients	$6,396	$6,366	$6,544
Distillery products	6,883	5,743	8,743
Corporate	574	546	721
Total	$13,853	$12,655	$16,008

Income before Income Taxes
Ingredients	$(9,456)	$(11,764)	$(778)
Distillery products	38,765	36,954	8,524
Corporate	(1,623)	(4,165)	(1,619)
Total	$27,686	$21,025	$6,127

Identifiable Assets
Ingredients	$84,593	$72,992	$81,507
Distillery products	107,305	96,222	79,678
Corporate	32,406	35,370	28,315
Total	$224,304	$204,584	$189,500

NOTE 11:                 SUPPLEMENTAL CASH FLOW INFORMATION

Years Ended,	July 1, 2007	June 30, 2006	June 30, 2005
(in thousands)
Non-cash investing and financing activities:
Purchase of property and equipment in Accounts Payable	$1,127	$405	$833
Purchase of property and equipment and other assets in capital leases	1,206	—	—
Additional cash payment information:
Interest paid, net of amount capitalized	203	789	1,456
Income taxes paid	11,585	750	6,590

NOTE 12:                 CONTINGENCIES

There are various legal proceedings involving the Company and its subsidiaries.  Management considers that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or operations of the Company.

NOTE 13:                 DERIVATIVES AND HEDGING ACTIVITIES

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

Corn Futures Positions

As of July 1, 2007, the Company had entered into eleven Corn Futures Contracts to hedge raw material commodity purchases for the months of September through December, 2007.  A summary of those positions is as follows:

Trade Dates	Notional Amount	Trade Price	Expiration Date
March 30, 2007 through April 2, 2007	3.5 million bushels	$3.40 - $3.5075/ bushel	September 14, 2007 through December 14, 2007

Corn Option Positions

As of July 1, 2007, the Company had entered into three combinations of corn call and put option contracts whereby call options are purchased while certain other call and put options are sold to affect a no-cost hedge.  This strategy, referred to as a collar, serves to reduce, though not eliminate entirely, the risk that the cost of the hedged commodity will exceed an acceptable range.  A summary of these positions is as follows:

Trade Date	Description	Position	Notional Amount	Strike Price	Expiration Date
June 22, 2007	Call Option	Long	6.0 million bushels	$4.00 /bushel	November 20, 2007 through April 25, 2008
June 22, 2007	Call Option	Short	6.0 million bushels	$5.00 /bushel	November 20, 2007 through April 25, 2008
June 22, 2007	Put Option	Short	6.0 million bushels	$3.50 /bushel	November 20, 2007 through April 25, 2008

For the years ended  July 1, 2007, June 30, 2006 and 2005, net losses of $1,534,000, $1,281,000 and $2,110,000 respectively, (net of tax) were recorded in accumulated other comprehensive income associated with the Company’s cash flow hedging transactions.  For the years ended July 1, 2007, June 30, 2006 and 2005, losses of $1,446,000, $1,027,000 and $2,133,000, respectively, (net of tax) were reclassified to cost of sales.  Net ineffectiveness for cash flow hedges for the years ended July 1, 2007 and June 30, 2006 was approximately

$795,000 and $200,000 respectively.  For the year ended June 30, 2005, ineffectiveness for cash flow hedges was immaterial.

NOTE 14:                                         USDA GRANT

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

NOTE 15:                 QUARTERLY FINANCIAL DATA (Unaudited)

	2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data amounts)
Net Sales	$101,547	$93,807	$87,645	$84,995
Cost of Sales	95,094	85,467	71,322	70,058
Gross profit	6,453	8,340	16,323	14,937
Selling, general and administrative	4,920	5,432	5,108	4,859
Other operating income (expense)	858	(203)	175	596
Income from operations	2,391	2,705	11,390	10,674
Other income, net	345	585	200	360
Interest expense	(305)	(208)	(232)	(219)
Income before taxes	2,431	3,082	11,358	10,815

Provision for income taxes	722	904	4,523	3,839
Net income	$1,709	$2,178	$6,835	$6,976

Per Share Data(i)
Total basic earnings per common share	$0.10	$0.13	$0.42	$0.43
Total diluted earnings per common share	$0.10	$0.13	$0.40	$0.41

Dividends per Common Share	$0.10	$—	$0.20	$—

Stock price ranges:
Common
-High	$20.73	$23.08	$23.44	$25.16
-Low	$15.76	$18.12	$20.25	$17.99

(i)            The accumulation of diluted earnings per common share for the four quarters ended July 1, 2007 does not total the annual amount of $1.05 for the year ended July 1, 2007 due to rounding.

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

NOTE 16                     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes  (“FIN 48”).  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The provisions of FIN 48 are effective for the Company beginning July 2, 2007. The Company is currently evaluating the effect that the adoption of FIN 48 will have, if any, on its consolidated results of operations, financial position and related disclosures, but does not expect it will have a material impact on the financial statements.

See also Note 8 to the Consolidated Financial Statements for information regarding the adoption of SFAS No. 158.

NOTE 17                     SUBSEQUENT EVENT

On July 2, 2007 we acquired a 50% interest in a German joint venture company which will produce and distribute our Wheatex® products in the EU and elsewhere.  If the venture succeeds, the new company may build its own plant in the European Union (“EU”).  We have leased an extruder to the new company and licensed it to practice our Wheatex® technology and sell the product in the EU and certain countries that are proximate to the EU.  Presently we anticipate production will begin sometime between the third quarter of fiscal 2008 and the second quarter of fiscal 2009.

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

REPORT ON INTERNAL CONTROLS

Management’s Annual Report on Internal Control Over Financial Reporting and our registered public accounting firm’s attestation report on our internal control over financial reporting can be found under Item 8.

CHANGES IN INTERNAL CONTROLS

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or 15d-15 that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable

ITEM 10.  DIRECTORS AND CORPORATE GOVERNANCE

Incorporated by reference to the information under Election of Directors at pages 2 to 4 of the Proxy Statement, the information relating to the Audit Review Committee in the first paragraph of Certain Information Concerning The Board And Its Committees – Standing Committees; Meetings; Independence at page 4 of the Proxy Statement and in the second paragraph of Certain Information Concerning The Board And Its Committees – Audit Review Committee at page 5 of the Proxy Statement, and Section 16(a) Beneficial Ownership Reporting Compliance at page 24 of the Proxy Statement.

We have adopted a code of ethics that applies to all our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy is filed as an exhibit to this report.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference to the information in Executive Compensation and Other Information, at pages  8-22 of the Proxy Statement and Certain Information concerning the Board and its Committees – Compensation Committee Interlocks and Insider Participation and Human Resources and Compensation Committee Report at page 7 of the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the information under Principal Stockholders on pages 22 through 24 of the Proxy Statement.

The following is a summary of securities authorized for issuance under equity compensation plans as of July 1, 2007:

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average of exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	509,020	$5.53	726,223
Equity compensation plans not approved by security holders	—	—	—
Total	509,020	$5.53	726,223

(1)  Of these securities, as of July 1, 2007, 655,297 shares may also be issued as performance or restricted stock awards under the terms of the Stock Incentive Plan of 2004, 10,390 shares may be issued as such under the terms of the 1998 Stock Incentive Plan for Salaried Employees and 70,926 shares may be issued as restricted shares under the Non-Employee Directors’ Restricted Stock Plan..

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the information in the third paragraph under Certain Information Concerning the Board and its Committees – Standing Committees; Meetings; Independence on page 4 of the Proxy Statement and to the information under Related Transactions on page 24 of the Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the information under Audit and Certain Other Fees Paid Accountants at page 26-27 of the Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)          Financial Statements:

Auditors’ Report on Financial Statements.
Consolidated Statements of Income – for the Three Years Ended July 1, 2007, June 30, 2006 and 2005.
Consolidated Balance Sheets at July 1, 2007, June 30, 2006 and 2005.
Consolidated Statements of Stockholders’ Equity for the Three Years Ended July 1, 2007, June 30, 2006 and 2005.
Consolidated Statements of Cash Flow – for the Three Years Ended July 1, 2007, June 30, 2006 and 2005.
Notes to Consolidated Financial Statements.

(2)          Financial Statement Schedules:

Auditors’ Report on Financial Statement Schedules:
VIII – Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the information is contained in the Consolidated Financial Statements or notes thereto.

(3)          The exhibits required by Item 601 of Regulation S-K (paragraph (c) below).

Exhibits:

Exhibit No.	Description

3(a)(1)	Articles of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-17196))

3(b)	Bylaws of the Company (Incorporated by reference to Exhibit 3(b) of the Company’s Current Report on Form 8-K filed June 19, 2007 (file number 0-17196))

4(a)

Copy of Note Agreement dated as of August 1, 1993, providing for the issuance and sale of $25 million of 6.68% term notes (“Term Notes”) (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 10-Q for the quarter ended September 30, 1993 (file number 0-17196))

4(b)	Copy of Term Notes dated August 27, 1993 (incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 10-Q for the quarter ended September 30, 1993 (file number 0-17196))

Exhibit No.	Description

4(c)

Line of Credit Loan Agreement dated as of November 25th, 2003 (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (file number 0-17196))

4(d)

First Amendment to Line of Credit Agreement and related First Amended and Restated Line of Credit Note (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (file number 0-17196))

4(e)

Second Amendment to Line of Credit Agreement and related Second Amended and Restated Line of Credit Note (incorporated by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 (file number 0-17196))

4(f)

Third Amendment to Line of Credit Loan Agreement dated as of September 9, 2005 (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated September 9, 2005 (file number 0-17196))

4(g)	Third Amended and Restated Line of Credit Note (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated September 9, 2005 (file number 0-17196))

4(h)

Fourth Amendment to Line of Credit Loan Agreement dated as of June 30, 2006 (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed July 5, 2006 (file number 0-17196))

4(i)

Fifth Amendment to Line of Credit Loan Agreement dated as of December 28, 2007 (Incorporated by Reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2006 (file number 0-17196))

*4(j)	Sixth Amendment to Line of Credit Loan Agreement dated July 5, 2007

*4(k)	Fifth Amended and Restated Line of Credit Note

4(l)

Promissory Note to GE Capital Public Finance dated September 24, 2004 and related Security Agreement dated as of September 24, 2004, as amended by Addendum No. 001 (Incorporated by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (file number 0-17196))

4(m)

Addendum 002 to Security Agreement dated as of September 24, 2004 filed as exhibit 4(f) (Incorporated by reference to Exhibit 4(g) of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 20, 2005 (file number 0-17196))

4(n)

Addendum 003, dated August 31, 2005, to Security Agreement dated as of September 24, 2004 filed as exhibit 4(f) (Incorporated by reference to Exhibit 4(h) of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 20, 2005 (file number 0-17196))

Exhibit No.	Description

4(o)

Promissory Note to General Electric Capital Corporation dated as of September 29, 2005 (Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (file number 0-17196))

4(p)

Security Agreement to General Electric Capital Corporation dated as of September 29, 2005 (Incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (file number 0-17196))

4(q)

Cross-Collateral and Cross-Default Agreement dated as of September 29, 2005 in favor of General Electric Capital Corporation and GE Capital Public Finance (Incorporated by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (file number 0-17196))

4(r)

Trust Indenture Dated as of December 28, 2006 relating to $7,000,000 Taxable Industrial Revenue Bonds Series 2006 (MGP Ingredients Project (Incorporated by Reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2006 (file number 0-17196))

4(s)

Lease dated as of December 28, 2006 between the City of Atchison, as Issuer and MGP Ingredients, Inc., as tenant relating to $7,000,000 Taxable Industrial Revenue Bonds Series 2006 (MGP Ingredients Project (Incorporated by Reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2006 (file number 0-17196))

4(t)	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the Commission upon request.

9(a)	Copy of Cray Family Trust (Incorporated by reference to Exhibit 1 of Amendment No. 1 to Schedule 13D of Cloud L. Cray, Jr. dated November 17, 1995))

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

10(a)	Summary of informal cash bonus plan (Incorporated by reference to Exhibit 10(a) of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 20, 2004 (file number 0-17196))

10(b)

Copy of MGP Ingredients, Inc. Stock Incentive Plan of 1996, as amended as of August 26, 1996 (Incorporated by reference to Exhibit A to the Company’s Notice of Annual Meeting and Proxy Statement filed September 17, 1996))

Exhibit No.	Description

10(c)

Copy of amendment to MGP Ingredients, Inc. Stock Incentive Plan of 1996 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (file number 0-17196))

10(d)

Form of Stock Option with respect to stock options granted under the MGP Ingredients, Inc. Stock Incentive Plan of 1996 (Incorporated by reference to Exhibit 10(e) to the Company’s Form 10-K for the year ended June 30, 1996 (file number 0-17196))

10(e)

Copy of MGP Ingredients, Inc. 1996 Stock Option Plan for Outside Directors, as amended as of August 26, 1996 (Incorporated by reference to Exhibit B to the Company’s Notice of Annual Meeting and Proxy Statement filed September 17, 1996))

10(f)

Copy of amendment to MGP Ingredients, Inc. 1996 Stock Option Plan for Outside Directors (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (file number 0-17196))

10(g)

Copy of MGP Ingredients, Inc. 1998 Stock Incentive Plan for Salaried Employees (Incorporated by reference to Appendix A to the Company’s Notice of Annual Meeting and Proxy Statement dated September 17, 1998, filed with the Securities and Exchange Commission on September 15, 1998))

10(h)

Form of Stock Option with respect to stock options granted under the MGP Ingredients, Inc. 1998 Stock Incentive Plan for Salaried Employees (Incorporated by reference to Exhibit 10(e) to the Company’s Form 10-K for the year ended June 30, l996 (file number 0-17196))

10(i)

Copy of amendments to Options granted under MGP Ingredients, Inc. Stock Option Plans (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (file number 0-17196))

10(j)

Form of Option Agreement for the grant of Options under the MGP Ingredients, Inc. 1996 Stock Option Plan for Outside Directors, as amended (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (file number 0-17196))

10(k)

Form of Amended Option Agreements for the grant of Options under the MGP Ingredients, Inc. 1998 Stock Incentive Plan for Salaried Employees (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (file number 0-17196))

10(l)

Form of Option Agreement for the grant of Options under the MGP Ingredients, Inc. Stock Incentive Plan of 1996, as amended (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (file number 0-17196))

10(m)

Form of Incentive Stock Option Agreement approved on December 7, 2000, for use thereafter under the Stock Incentive Plan of 1996 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2000 (file number 0-17196))

Exhibit No.	Description

10(n)

Form of Incentive Stock Option Agreement approved on December 7, 2000 for use thereafter under the 1998 Stock Incentive Plan for Salaried Employees (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2000 (file number 0-17196))

10(o)

Form of Memorandum of Agreement Concerning Options approved on December 7, 2000 between the Company and certain members of senior management, including the following named executive officers: Ladd M. Seaberg, Randall M. Schrick and Dr. Sukh Bassi (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended December 31, 2000 (file number 0-17196))

10(p)(1)

Lease Agreement dated as of August 1, 2001 among GE Capital Public Finance, Inc., The Unified Government of Wyandotte County/Kansas City, Kansas, and MGP Ingredients, Inc. (Incorporated by reference to Exhibit 10(q)(1) of the Company’s Annual Report on Form   10-K for the fiscal year ended June 30, 2003 (file number 0-17196))

10(p)(2)

Amendment No. 1 dated as of July 1, 2003, to Lease Agreement referred to in Item 10(q)(1) among General Electric Capital Corporation, as assignee and successor-in-interest to GE Capital Public Finance, Inc., The Unified Government of Wyandotte County/Kansas City, Kansas and MGP Ingredients, Inc. (Incorporated by reference to Exhibit 10(q)(2) of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 (file number 0-17196))

10(q)

Form of Memorandum of Agreement Concerning Options approved on December 10, 2001 between the Company and certain members of senior management, including the following named executive officers: Ladd M. Seaberg, Randall M. Schrick and Dr. Sukh Bassi (Incorporated by reference to Exhibit 10 to the Company’s form 10-Q for the quarter ended December 31, 2001 (file number 0-17196))

10(r)

Lease dated December 16, 1993 between MGP Ingredients, Inc. and Cilcorp Development Services Inc. (Incorporated by reference to Exhibit 10(s) to the Company’s report on Form 10-K for the fiscal year ended June 30, 2002 (File No. 0-17196))

10(s)

Steam Heat Service Agreement dated December 16, 1993 between MGP Ingredients, Inc. and Cilcorp Development Services Inc. (Incorporated by reference to Exhibit 10(t) to the Company’s report on Form 10-K for the fiscal year ended June 30, 2002 (File No. 0-17196))

10(t)

Cogeneration Agreement dated December 16, 1993 among MGP Ingredients, Inc., Central Illinois Light Company and Cilcorp Development Services Inc. (Incorporated by reference to Exhibit 10(u) to the Company’s report on Form 10-K for the fiscal year ended June 30, 2002 (File No. 0-17196))

10(u)	Guidelines for Issuance of Fiscal 2004 Restricted Share Awards (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

Exhibit No.	Description

10(v)

Agreement with Ladd M. Seaberg as to Award of Restricted Shares Granted under the Stock Incentive Plan of 1996 and the 1998 Stock Incentive Plan for Salaried Employees (Similar agreements have been made with the following named executive officers as to the number of shares indicated following their respective names: Michael J. Trautschold–23,400 shares; Randy M. Schrick – 22,000 shares; Brian T. Cahill - 20,800 shares; Sukh Bassi, Ph.D. – 22,000 shares (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004))

10(w)	Stock Incentive Plan of 2004 (Incorporated by reference to Exhibit 4.2 of Registrant’s Form S-8 Registration Statement filed October 20, 2004 (File Number 333-119860))

10(x)

Guidelines for Issuance of Fiscal 2005 Restricted Share Awards (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2004 (File Number 0-17196))

10(y)

Agreement with Ladd M. Seaberg as to Award of Restricted Shares Granted under the Stock Incentive Plan of 2004 (Similar agreements have been made with the following named executive officers as to the number of shares indicated following their respective names: Michael J. Trautschold–7,400 shares; Randy M. Schrick – 7,000 shares; Brian T. Cahill – 6,600 shares; Sukh Bassi, Ph.D. – 6,800 shares (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2004 (File Number 0-17196))

10(z)

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

Guidelines for executive incentive plan for fiscal 2006 (Incorporated by reference to the second paragraph of Item 1.01 of the Company’s Current Report on Form 8-K dated August 30, 2005 (file number 0-17196))

Exhibit No.	Description

10(ee)	Director compensation arrangements ((Incorporated by reference to the second paragraph of Item 1.01 of the Company’s Current Report on Form 8-K dated December 19, 2005 (file number 0-17196))

10 (ff)	Guidelines for executive incentive plan for fiscal 2007 (Incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K dated August 31, 2006 (file number 0-17196))

10(gg)

Employment Agreement with Dr. Sukh Bassi dated April 16, 2007 (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly report on Form 10-Q for the quarter ended April 1, 2007.) (file number 0-17196))

10(hh)

Form of Indemnification Agreement between the Company and Directors and Executive Officers (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly report on Form 10-Q for the quarter ended December 31, 2006 (file number 0-17196))

10(ii)

Guidelines for Issuance of Fiscal 2007 Restricted Share Awards (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly report on Form 10-Q for the quarter ended December 31, 2006 (file number 0-17196))

10(jj)

Agreement with Ladd M. Seaberg as to Award of Restricted Shares Granted under the Stock Incentive Plan of 2004 with respect to Fiscal 2007 (Similar agreements have been made with the following named executive officers as to the number of shares indicated following their respective names: Timothy W. Newkirk – 9,200 shares; Randy M. Schrick – 9,300 shares; Brian T. Cahill – 8,900 shares; Sukh Bassi, Ph.D. – 9,400 shares (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly report on Form 10-Q for the quarter ended December 31, 2006 (file number 0-17196))

10(kk)

Separation Agreement and Release of Claims relating to Michael J. Trautschold Separation Agreement and Release of Claims relating to Michael J. Trautschold (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly report on Form 10-Q for the quarter ended December 31, 2006 (file number 0-17196))

10(ll)

Consultation Agreement with Michael J. Trautschold (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly report on Form 10-Q for the quarter ended December 31, 2006 (file number 0-17196))

10(mm)

Lease dated as of December 28, 2006 between the City of Atchison, as Issuer and MGP Ingredients, Inc., as tenant relating to $7,000,000 Taxable Industrial Revenue Bonds Series 2006 (MGP Ingredients Project (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly report on Form 10-Q for the quarter ended December 31, 2006 (file number 0-17196))

10(nn)	Stipulation and Proposal for Settlement (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly report on Form 10-Q for the quarter ended December 31, 2006 (file number 0-17196))

Exhibit No.	Description

10(oo)

Order dated January 26, 2007 of Illinois Pollution Control Board approving Stipulation and Proposal for Settlement (Incorporated by reference to Exhibit 10.7 of the Company’s Quarterly report on Form 10-Q for the quarter ended December 31, 2006 (file number 0-17196))

10(pp)

Non-Employee Directors Restricted Share Award Agreement for fiscal 2007 of Cloud L. Cray. Similar agreements were made for the same number of shares with Michael Braude, John Byom, Gary Gradinger, Linda Miller, Daryl Schaller and John Speirs (Incorporated by reference to Exhibit 3(b) of the Company’s Current Report on Form 8-K filed June 19, 2007 (file number 0-17196))

10(rr)	Non-Employee Directors’ Restricted Stock Plan (Incorporated by reference from Ex. 4.3 of the Registrant’s Form S-8 Registration Statement filed September 26, 2006 (File No. 333-137593))

* 10 (ss)	Guidelines for Issuance of Fiscal 2008 Restricted Share Awards

* 10 (tt)	MGP Ingredients, Inc. Short-Term Incentive Plan

14	Code of Conduct (Incorporated by reference to Exhibit 14 to the Company’s Form 8-K filed June 19, 2007 (file number 0-17196))

22	Subsidiaries of the Company other than insignificant subsidiaries:

	Subsidiary	State of Incorporation or Organization

	Midwest Grain Pipeline, Inc.	Kansas
	MGP Ingredients of Illinois, Inc.	Illinois
	Kansas City Ingredient Technologies, Inc.	Kansas

*23	Consent of BKD, LLP

25	Powers of Attorney executed by all officers and directors of the Company who have signed this report on Form 10-K (Incorporated by reference to the signature pages of this report)

*31.1	CEO Certification pursuant to Rule 13a-14(a)

*31.2	CFO Certification pursuant to Rule 13a-14(a)

*32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350

*32.2	CFO Certification furnished pursuant to Rule 13a-14(b)

*  Filed herewith

SIGNATURES

Pursuant to requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Atchison, State of Kansas, on this 12th day of September, 2007.

MGP INGREDIENTS, INC.

By	/s/ Laidacker M. Seaberg_
Laidacker M. Seaberg, Chairman of the Board

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Laidacker M. Seaberg, Timothy W. Newkirk and Brian Cahill and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all reports of the Registrant on Form 10-K and to sign any and all amendments to such reports and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities & Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated.

Name	Title	Date

/s/Laidacker M. Seaberg	Chairman (Principal	September 12, 2007
Laidacker M. Seaberg	Executive Officer) and Director

/s/Timothy W. Newkirk	President and Chief Operating	September 12, 2007
Timothy W. Newkirk	Officer

/s/Brian T. Cahill	Vice President and Treasurer	September 12, 2007
Brian T. Cahill	(Principal Financial and Accounting Officer)

/s/Michael Braude	Director	September 12, 2007
Michael Braude

/s/John E. Byom	Director	September 12, 2007
John E. Byom

/s/Cloud L. Cray, Jr.	Director	September 12, 2007
Cloud L. Cray, Jr.

/s/Gary Gradinger	Director	September 12, 2007
Gary Gradinger

/s/Linda E. Miller	Director	September 12, 2007
Linda E. Miller

/s/Randy M. Schrick	Director	September 12, 2007
Randy M. Schrick

/s/Daryl R. Schaller	Director	September 12, 2007
Daryl R. Schaller

/s/John R. Speirs	Director	September 12, 2007
John R. Speirs

MGP INGREDIENTS, INC.

Consolidated Financial Statement Schedules
(Form 10-K)

July 1, 2007, June 30, 2006 and June 30, 2005
(With Auditors’ Report Thereon)

BKD, LLP

Twelve Wyandotte Plaza

120 West 12th Street, Suite 1200

Kansas City, MO 64105-1936

816-221-6300  Fax: 816-221-6380

bkd.com

Report of Independent Registered Public Accounting Firm

on Financial Statement Schedule

Audit Committee, Board of Directors
and Stockholders

MGP Ingredients, Inc.

Atchison, Kansas

In connection with our audit of the consolidated financial statements of MGP Ingredients, Inc. for each of the three years in the period ended July 1, 2007, June 30, 2006, and June 30, 2005, we have also audited the following financial statement schedule.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits of the basic financial statements.  The schedule is presented for purposes of complying with the Securities and Exchange Commission’s rules and regulations and is not a required part of the consolidated financial statements.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ BKD, LLP

Kansas City, Missouri
August 31, 2007

MGP INGREDIENTS, INC.

VIII.        VALUATION AND QUALIFYING ACCOUNTS

	Balance, Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-Offs	Balance, End of Period
	(In Thousands)

Year Ended July 1, 2007 Allowance for doubtful accounts	$320	—	—	$113	$207

Year Ended June 30, 2006 Allowance for doubtful accounts	$320	$243	—	$243	$320

Year Ended June 30, 2005 Allowance for doubtful accounts	$252	$157	—	$89	$320