Form 10-Q
period 2007-09-30
MGP INGREDIENTS INC
filed 2007-11-08
CIK 835011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

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

16,500,503 shares outstanding

as of September 30, 2007

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

MGP Ingredients, Inc.

Atchison, Kansas

We have reviewed the accompanying condensed consolidated balance sheet of MGP Ingredients, Inc. as of September 30, 2007 and the related condensed consolidated statements of income and cash flows for the quarters ended September 30, 2007, and October 1, 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of July 1, 2007 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated August 31, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 1, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BKD, LLP

Kansas City, Missouri
November 8, 2007

MGP INGREDIENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended
	September 30, 2007	October 1, 2006
	Dollars in thousands except per share amounts
Net sales	$87,977	$84,995
Cost of sales	82,058	69,462
Gross profit	5,919	15,533

Selling, general and administrative expenses	6,279	4,859
Income (loss) from operations	(360)	10,674

Other income, net	190	360
Interest expense	(276)	(219)
Income (loss) before income taxes	(446)	10,815

Provision (benefit) for income taxes	(128)	3,839
Net income (loss)	(318)	6,976

Other comprehensive income (loss), net of tax:	1,350	(190)
Comprehensive income	$1,032	$6,786

Per Share Data
Total basic earnings per common share	$(0.02)	$0.43
Total diluted earnings per common share	$(0.02)	$0.41

See Notes to Condensed Consolidated Financial Statements

MGP INGREDIENTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	July 1, 2007
	(unaudited)
	Dollars in thousands, except share and per share amounts
ASSETS
Current Assets
Cash and cash equivalents	$2,241	$3,900
Segregated cash and investments	30	3,336
Receivables (less allowance for doubtful accounts: September 30, 2007 - $223 and July 1, 2007 -$207)	30,491	34,298
Inventories	52,905	42,595
Prepaid expenses	3,373	1,037
Deferred income taxes	5,323	5,759
Refundable income taxes	1,576	364
Total current assets	95,939	91,289

Property and Equipment, at cost	362,047	360,472
Less accumulated depreciation	(231,925)	(228,260)
Property and equipment, net	130,122	132,212

Other Assets	656	803
Total assets	$226,717	$224,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$4,106	$4,151
Revolving credit facility	11,000	7,000
Accounts payable	14,775	15,814
Accrued expenses	8,523	7,769
Deferred revenue	7,482	7,851
Total current liabilities	45,886	42,585

Long-Term Debt	7,922	8,940

Postretirement and Pension Benefits	8,035	7,860

Deferred Income Taxes	18,129	16,771

Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 19,530,344 shares	6,715	6,715
Additional paid-in capital	9,103	9,084
Retained earnings	146,133	148,929
Accumulated other comprehensive loss	118	(1,232)
	162,073	163,500
Treasury stock, at cost Common; September 30, 2007, - 3,029,841 shares, July 1, 2007 - 3,037,454 shares	(15,328)	(15,352)
Total stockholders’ equity	146,745	148,148
Total liabilities and stockholders’ equity	$226,717	$224,304

See Notes to Condensed Consolidated Financial Statements

MGP INGREDIENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year to Date Ended

(Unaudited)

	September 30, 2007	October 1, 2006
	Dollars in thousands
Cash Flows from Operating Activities
Net income (loss)	$(318)	$6,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,827	3,472
Loss on sale of assets	10	7
Deferred income taxes	1,852	503
Changes in working capital items:
Segregated cash and investments	3,306	1,297
Accounts receivable	3,807	(1,843)
Inventories	(8,960)	538
Accounts payable and accrued expenses	(2,768)	(414)
Deferred revenue	(369)	(383)
Income taxes payable/receivable	(1,212)	(2,484)
Other	(2,337)	(2,627)
Net cash (used in) provided by operating activities	(3,162)	5,042

Cash Flows from Investing Activities
Additions to property and equipment	(1,473)	(5,591)
Proceeds from disposition of equipment	—	71
Other	(4)	—
Net cash used in investing activities	(1,477)	(5,520)

Cash Flows from Financing Activities
Purchase of treasury stock	—	(1,938)
Proceeds from stock plans	43	1,702
Principal payments on long-term debt	(1,063)	(833)
Net proceeds from line of credit	4,000	—
Net cash provided by (used in) financing activities	2,980	(1,069)

Decrease in cash and cash equivalents	(1,659)	(1,547)
Cash and cash equivalents, beginning of year	3,900	14,495
Cash and cash equivalents, end of period	$2,241	$12,948

See Notes to Condensed Consolidated Financial Statements

MGP INGREDIENTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of the Company’s management, necessary to fairly present the financial position, results of operations and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. The condensed consolidated balance sheet as of July 1, 2007 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Form 10-K Annual Report for the fiscal year ended July 1, 2007 filed with the Securities and Exchange Commission. The results of operations for the period are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform to current year presentation.

For the quarters ended September 30, 2007 and October 1, 2006, the Company has reclassified other operating income into cost of sales. Following a review of the transactions reported within other operating income, management concluded it would be more appropriate to reclassify them within cost of sales. As a result, for the quarter ended October 1, 2006, cost of sales and gross profit previously reported of $70,058,000 and $14,937,000 respectively, are now reported of $69,462,000 and $15,533,000 respectively.

Note 2. Earnings Per Share.

Basic earnings per share data is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Potentially dilutive instruments are stock options and unvested restricted stock awards. The following is a reconciliation from the weighted average shares used for the basic earnings per share computation to the shares used for the diluted earnings per share computation for the quarters ended September 30, 2007 and October 1, 2006, respectively.

	Quarter Ended
Weighted average shares:	September 30, 2007	October 1, 2006

Basic Shares:	16,498,348	16,308,870
Additional weighted average shares attributable to:
Stock options:	202,135	278,198
Unvested restricted stock awards:	219,820	230,051
Diluted Shares:	16,920,303	16,817,119

Note 3. Segment Changes.

In the quarter ended September 30, 2007, the Company expanded the number of operating segments from two to three. Following a review of the Company’s business, management concluded that it would be more appropriate and would provide the Company’s shareholders with better information if the Company were to include its pet treat resins and plant-based biopolymers in a separate segment. These will now be reported within the other segment (“Other”). The ingredients segment will be re-titled ingredient solutions, to better reflect the Company’s integrated approach to providing comprehensive solutions to its ingredient solutions customers. The ingredient solutions segment will continue to report vital wheat gluten, commodity starch, specialty proteins and starches as well as mill products, currently consisting of wheat flour and mill feeds sold primarily for agricultural purposes. The distillery products segment will continue to report food grade alcohol (consisting of beverage and industrial alcohol), fuel grade alcohol and distillery by-products, currently consisting of distillers feed.

Note 4. Contingencies.

The Company is a party to various legal proceedings, all of which are of an ordinary, routine nature and incidental to its operations. Management considers that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or operations of the Company.

Note 5. Operating Segments.

The Company is a fully integrated producer of ingredient solutions, distillery and other products. Products included within the ingredient solutions segment consist of vital wheat gluten, commodity wheat starch, specialty wheat starches and proteins and mill feeds. Distillery products consist of food grade alcohol (consisting of beverage and industrial alcohol), fuel grade alcohol, commonly known as ethanol, and distillers grain and carbon dioxide, which are by-products of the Company’s distillery operations. Other products include pet treat resins and plant-based biopolymers as well as other products. On a cumulative basis, for the quarter ended September 30, 2007, revenues from products in the Other segment represent less than 2.0% of the Company’s consolidated revenues.

The operating profit for each segment is based on net sales less identifiable operating expenses. Interest expense, investment income and other general miscellaneous expenses have been excluded from segment operations and classified as Corporate. Receivables, inventories and equipment have been identified with the segments to which they relate. All other assets are considered as Corporate.

	Quarter Ended
(in thousands)	September 30, 2007	October 1, 2006
Sales to Customers
Ingredient solutions	$22,288	$14,424
Distillery products	64,358	69,005
Other	1,331	1,566
Total	87,977	84,995

Depreciation
Ingredient solutions	1,123	1,363
Distillery products	1,941	1,681
Other	389	295
Corporate	374	133
Total	3,827	3,472

Income before Income Taxes
Ingredient solutions	311	(2,463)
Distillery products	679	15,242
Other	(1,050)	(1,099)
Corporate	(386)	(865)
Total	$(446)	$10,815

	September 30, 2007	July 1, 2007
Identifiable Assets
Ingredient solutions	$73,366	$69,590
Distillery products	108,489	107,305
Other	14,128	15,003
Corporate	30,734	32,406
Total	$226,717	$224,304

Note 6. Pension and Post Retirement Benefit Obligations.

Post Retirement Benefits. The Company and its subsidiaries provide certain post-retirement health care and life benefits to all employees. The liability for such benefits is unfunded. The Company uses a May 31 measurement date for the plan.

The components of the Net Periodic Benefit Cost for the quarters ended September 30, 2007 and October 1, 2006, respectively, are as follows:

	Quarter Ended
(in thousands)	September 30, 2007	October 1, 2006
Service cost	$61	$61
Interest cost	117	115
Prior service cost	(9)	(9)
(Gain) loss	11	7
Total post-retirement benefit cost	$180	$174

The Company previously disclosed in its financial statements for the year ended July 1, 2007, amounts expected to be paid to plan participants. There have been no revisions to these estimates and there have been no changes in the estimate of total employer contributions expected to be made for the fiscal year ended June 29, 2008.

Total employer contributions for the quarter ended September 30, 2007 were $3,707.

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

Pension Benefits. The Company and its subsidiaries also provide defined retirement benefits to certain employees covered under collective bargaining agreements. Under the collective bargaining agreements, the Company’s pension funding contributions are a function of the wages paid and are determined as a percentage of wages paid. The funding is divided between the defined benefit plan and a 401(k) plan. It has been management’s policy to fund the defined benefit plan first in order to render it adequately funded. Any remaining amounts have been used to fund the 401(k) plan. The collective bargaining agreements allow the pension benefits defined under the agreements to be reduced if the funding as described herein is insufficient to provide for such defined benefits. The Company uses a June 30 measurement date for the plan.

The components of the Net Periodic Benefit Cost for the quarters ended September 30, 2007 and October 1, 2006, respectively, are as follows:

	Quarter Ended
(in thousands)	September 30, 2007	October 1, 2006
Service cost	$130	$130
Interest cost	35	25
Expected return on plan assets	(35)	(25)
Prior service cost	6	6
(Gain) loss	(2)	(2)
Total pension benefit cost	$134	$134

The Company made employer contributions of $665,000 for the quarter ended September 30, 2007

Note 7. Newly Implemented Management Incentive Programs.

Annual Cash Incentive Plan. Beginning in the 2008 fiscal year, the Company has implemented a new annual cash incentive plan based upon modified economic profit (“MEP”). MEP equals income from operations, net of taxes, less the product of total capital employed in the business multiplied by the estimated cost of capital, which for purposes of the new program is 11%. Total capital represents current assets (excluding cash) less current liabilities plus the book value of property, plant and equipment, plus goodwill and other long-term assets. The Board of Directors approved a five year annual cash incentive plan whereby annual awards are based on improvements in MEP. The Board has established a targeted annual growth rate for MEP (“Target”) of $3.15 million. Additionally, there is a starting hypothetical bonus pool amount (“available pool amount”) of $10.5 million, which will amortize in equal increments over five years. Although it is anticipated that the annual growth rate will be the same for each year of the program, the Company’s compensation committee may change the targeted growth rate from year to year. The compensation committee may also determine whether any non-recurring or extraordinary items will be included in income from operations.

In a year in which the change in MEP from the prior year is positive yet less than the Target amount, participants will receive an incentive payment equal to the change in MEP plus 1/3 of the available pool amount, less the amortized amount. In a year in which the change in MEP from the prior year is positive and also greater than the Target, the amount of MEP in excess of the Target amount will be added to the available pool amount and the incentive payment will equal the Target amount plus 1/3 of the available pool amount, less the amortized amount. In a year in which the change in MEP from the prior year is negative, the available pool amount will be reduced by the amount of the negative change in MEP, not to exceed the Target amount, and the incentive payment, if any, will equal 1/3 of the remaining available pool amount, less the amortized amount. The compensation committee must approve and may adjust any award prior to payment.

Restricted Stock Program. The Company has also implemented a new restricted stock program which will be administered under the Company’s 2004 Stock Incentive Plan and under which amounts awarded will be based in part on improvements to MEP. Under the program, subject to the availability of shares under the 2004 Stock Incentive Plan, restricted stock awards will be made each year and generally will be based on a percentage (approximately 85.7%) of the increase in MEP over the prior year. However, the maximum grant date market value of the awards made for any year to all participants will be $4.5 million and the minimum grant date market value made in any year to all participants, including years in which the change in MEP is negative, will be $1.5 million. The actual number of shares issued to all participants will be determined on the date the Committee certifies the increase in MEP for fiscal 2008. Shares awarded will vest in 5 years and will pay dividends during the vesting period. Provisions for forfeiture and accelerated and pro rata vesting generally are similar to those under the guidelines for the Company’s outstanding performance accelerated restricted stock awards.

Note 8. FIN 48 Implementation.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), clarifies the accounting for uncertainty in income taxes by defining criteria that a tax position on an individual matter must meet before that position is recognized in the financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, balance sheet classification, interest and penalties, interim period accounting, disclosures and transition.

The Company adopted the provisions of FIN 48 on July 2, 2007. In accordance with the recognition standards established by FIN 48, the Company performed a comprehensive review of potential uncertain tax positions in each jurisdiction in which the Company operates. As a result of the Company’s review, the Company adjusted the carrying amount of the liability for unrecognized tax benefits resulting in a net increase to retained earnings of $59,000. The Company’s gross liability for unrecognized tax provision is $1.49 million as of July 2, 2007. The Company has recorded deferred tax assets of $711,000 related to the recording of the liability for unrecognized tax benefits.

In accordance with FIN 48, the Company has elected to treat interest and penalties related to tax liabilities as a component of income tax expense. As of the date of adoption, the Company had $199,000 accrued for the payment of interest, and $11,000 accrued for the payment of penalties, which was included in the $1.49 million unrecognized tax benefit liability discussed above.

The amount of the Company’s liability for uncertain tax benefits at July 2, 2007 that would impact the effective tax rate if recognized was $783,000.

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, the Company does not expect the change to have a significant impact on the results of the Company’s operations or financial position.

During the quarter, the Company settled an IRS exam related to its June 30, 2005 and June 30, 2006 tax years. An assessment of $85,000 was paid as a result of this exam. The tax and interest assessed was previously recorded as part of the adoption of FIN 48.

The statute of limitations for the Company’s federal income tax returns is open for fiscal years ending on or after June 30, 2004. The Company files in the states of Kansas, Illinois and Pennsylvania. The statute of limitations on these state tax returns is also open for fiscal years ending on or after June 30, 2004.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This section contains forward-looking statements as well as historical information. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements are usually identified by or are associated with such words as “intend,” “plan”, “believe,” “estimate,” “expect,” “anticipate,” “hopeful,” “should,” “may,” “will”, “could” and or the negatives of these terms or variations of them or similar terminology. They reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. Important factors that could cause actual results to differ materially from our expectations include, among others: (i) the availability and cost of grain, (ii) fluctuations in gasoline prices, (iii) fluctuations in energy costs, (iv) competitive environment and related market conditions, (v) our ability to realize operating efficiencies, (vi) the effectiveness of our hedging programs, (vii) access to capital and (viii) actions of governments. For further information on these and other risks and uncertainties that may affect our business, see Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended July 1, 2007.

RESULTS OF OPERATIONS

General

Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations—General, incorporated by reference to Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 1, 2007 for certain general information about our principal products and costs.

Critical Accounting Policies

Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, incorporated by reference to Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 1, 2007 for accounting policies which are considered by management to be critical to an understanding of the Company’s financial statements.

CHANGES IN SEGMENT REPORTING

In the quarter ended September 30, 2007, we expanded the number of our operating segments from two to three. Following a review of our business, we concluded that it would be more appropriate and would provide our shareholders with better information if we were to include our pet treat resins and plant-based biopolymers in a separate segment. These will now be reported within the other segment (“Other”). The ingredients segment will be re-titled ingredient solutions, to better reflect our integrated approach to providing comprehensive solutions to our ingredient solutions customers. The ingredient solutions segment will continue to report vital wheat gluten, commodity starch, specialty proteins and starches as well as mill products, currently consisting of wheat flour and mill feeds primarily sold for agricultural purposes.

The distillery products segment will continue to report food grade alcohol (consisting of beverage and industrial alcohol), fuel grade alcohol and distillery by-products, currently consisting of distillers feed.

DEVELOPMENTS IN THE INGREDIENT SOLUTIONS SEGMENT

Sales for the first quarter of fiscal 2008 in the ingredient solutions segment were $7.9 million higher than in the same period in fiscal 2007 primarily as a result of increased unit sales and prices for vital wheat gluten and, to a lesser extent, increased per-unit prices of specialty starches and increased unit sales as well as per-unit prices of specialty proteins. A decline in sales of commodity starch due to lower unit sales was partially offset by increased per-unit prices.

The recent recall of pet food products containing Chinese wheat flour misrepresented as wheat gluten has caused heightened demand for our vital wheat gluten. In response to this demand, we have increased vital wheat gluten production at our plants in Atchison, Kansas and Pekin, Illinois. This increase, combined with improved pricing, has provided the most significant impact on the results of our ingredient solutions operations during the quarter. While we have directed our short-run focus on increasing wheat gluten production, we continue to maintain our long-term goal of continued development and commercialization of our value-added wheat proteins and starches.

These factors, which served to improve results within the ingredient solutions segment, were partially mitigated by increases in the cost of sales, primarily related to record high wheat prices.

DEVELOPMENTS IN THE DISTILLERY PRODUCTS SEGMENT

Sales for the first quarter of fiscal 2008 in the distillery products segment were $4.6 million lower than in the same period in fiscal 2007 primarily as a result of reduced selling prices and lower unit sales for fuel grade alcohol. Higher average per-unit prices for food grade alcohol and distillers feed were partially offset by lower unit sales in both these product areas.

Profit margins in the distillery products segment for the quarter ended September 30, 2007, were adversely impacted by the combined effect of higher corn prices and lower ethanol prices compared to the same period in fiscal 2007. Corn prices continued to reflect increased demand related to increased ethanol production capacity industry-wide. Increased ethanol production also served to reduce ethanol pricing, as infrastructure bottlenecks at gasoline terminals and refineries served to yield a temporary oversupply of ethanol.

During the quarter ended September 30, 2007, measures implemented in fiscal 2007 to improve capacity and strengthen alcohol production efficiencies at our distillery operations in both Atchison, Kansas and Pekin, Illinois were completed and became operational. Additionally, during the quarter ended September 30, 2007, an $11.1 million dryer system for the manufacture of distillers feed became fully operational. The purpose of this dryer was to improve production efficiencies as well as fulfill emission control standards. While these factors have expanded production capacity, we encountered certain fermentation issues related to the alcohol production process during the quarter ended September 30, 2007 which resulted in a production level below maximum capacity. While these issues continue, we feel that we have addressed them substantially in the current quarter.

SEGMENT RESULTS

The following is a summary of revenues and pre-tax profits / (loss) allocated to each reportable operating segment for the quarterly periods ended September 30, 2007 and October 1, 2006. For additional information regarding our operating segments, see Note 5-Operating Segments included under Part 1, Item 1, Financial Statements of this Form 10-Q and incorporated herein by reference.

	Quarter Ended
(in thousands)	September 30, 2007	October 1, 2006
Ingredient solutions
Net Sales	$22,288	$14,424
Pre-Tax Income (Loss)	311	(2,463)
Distillery products
Net Sales	64,358	69,005
Pre-Tax Income (Loss)	679	15,242
Other
Net Sales	1,331	1,566
Pre-Tax Income (Loss)	(1,050)	(1,099)

GENERAL

Consolidated earnings (loss) for the first quarter of fiscal 2008 decreased notably compared to the same period in fiscal 2007. While earnings in the ingredient solutions segment improved over the same period in fiscal 2007 with a return to profitability, earnings in our distillery products segment declined significantly due primarily to higher corn prices coupled with reduced ethanol prices and unit sales. A negative earnings performance in the other segment, consisting primarily of developing business lines for pet product and plant-based biopolymer applications, more than offset first quarter profitability in the ingredient solution and distillery products segments.

Total sales revenue for the first quarter of fiscal 2008 increased $3.0 million compared to the same period in fiscal 2007. This increase in revenue resulted from increased revenue in the ingredient solutions segment of $7.9 million, or nearly 55%. This increase was partially offset by a $4.6 million, or 6.7%, decrease in revenue within the distillery products segment as well as a $235,000 reduction in revenue in the other segment.

The decrease in distillery products revenue was due primarily to reduced per-unit selling prices coupled with lower unit sales for fuel grade alcohol. While revenues from fuel grade alcohol decreased during the quarter ended September 30, 2007, revenues from food grade alcohol improved as a result of increased per-unit prices partially offset by reduced unit sales. Sales of distillers feed, the principal by-product of our alcohol production process, increased compared to the quarter ended October 1, 2006 due primarily to improved selling prices partially offset by reduced unit sales.

Revenues in the ingredient solutions segment increased during the quarter ended September 30, 2007 primarily as a result of increased sales of vital wheat gluten related to heightened demand as a result of the recent recall of pet food products containing Chinese wheat flour misrepresented as wheat gluten. For the quarter ended September 30, 2007, we experienced an increase in both unit sales as well as the per-unit price of vital wheat gluten. Revenues from specialty proteins for the quarter ended September 30, 2007 increased as a result of higher unit sales as well as increased per-unit prices. Revenues from specialty starches increased as a result of higher per-unit pricing partially offset by lower unit sales. These factors, which led to improvements in revenues for the ingredient solutions segment, were partially offset by reduced revenues for commodity starches. Revenues for commodity starches declined as a result of lower unit sales partially offset by higher per-unit sales prices.

INGREDIENT SOLUTIONS

For the second consecutive quarter, the ingredient solutions segment posted pre-tax income. Total ingredient solutions revenue for the quarter ended September 30, 2007 increased by $7.9 million, or 54.5%, compared to the quarter ended October 1, 2006. This increase was primarily due to increased revenue for vital wheat gluten, which increased $5.7 million, or 281%, as a result of both increased sales volume as well as higher per-unit pricing. Revenues for specialty ingredients, consisting of specialty proteins and specialty starches, also increased during the first quarter of fiscal 2008 compared to the same quarter in fiscal 2007 by $2.3 million, or 21.9%. Revenues for specialty proteins increased as a result of higher unit sales as well as increased per unit prices. Revenues for specialty starches rose as the result of improved pricing as unit sales declined. Revenues for commodity starch decreased $747,000, or 53.8%, as a result of reduced sales volume consistent with the implementation of our strategy of continued development and commercialization of our value-added wheat proteins and starches. This decrease in commodity starch revenue was partially offset by improved per-unit pricing. While revenues for the ingredient solutions segment improved overall, leading to improved segment profitability, margins were significantly impacted by increased cost of sales related to record high wheat prices. The per bushel cost of wheat for the quarter ended September 30, 2007 increased by 20.3% over the quarter ended October 1, 2006.

DISTILLERY PRODUCTS

Total distillery products revenue for the quarter ended September 30, 2007 decreased $4.6 million, or 6.7%, compared to the quarter ended October 1, 2006. This decrease was due to reduced revenues for fuel grade alcohol of $7.0 million due to reduced ethanol prices as well as reduced sales volumes. Decreases in revenues for fuel grade alcohol were partially offset by increased revenue from food grade alcohol of $1.6 million attributable to increased per-unit prices partially offset by slight declines in unit sales. Distillers feed revenue for the quarter ended September 30, 2007 increased $761,000, or 10.3%, over the quarter ended October 1, 2006 as a result of improved pricing offset partially by reduced sales volumes. In addition to reduced revenues for distillery products for the quarter ended September 30, 2007, margins were significantly impacted by increased cost of sales related to increased corn prices compared to the quarter ended October 1, 2006. For the quarter ended September 30, 2007, the per-bushel cost of corn, adjusted for the impact of our hedging practices, averaged nearly 62.8% higher than the quarter ended October 1, 2006. These increased costs, coupled with reduced revenues, yielded a substantially reduced profit for the segment.

OTHER PRODUCTS

Revenues for other products, consisting primarily of pet products and plant-based biopolymers declined $235,000, or 15.0%, as a result of reduced per-unit prices related to product mix, partially offset by increased unit sales.

SALES

Net sales in the first quarter of fiscal 2008 increased $3.0 million, or 3.5%, compared to the same quarter in fiscal 2007. This increase was due to increased ingredient solutions segment revenues related to increased unit sales as well as overall improvements in per-unit prices for both commodity and specialty products. Increases in revenues for the ingredient solutions segment were partially offset by reduced revenues in the distillery products segment primarily as a result of reduced per-unit prices and unit sales for fuel grade alcohol. For fuel grade alcohol, the per-unit price declined nearly 12% and unit sales declined nearly 7.8% for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. Per unit prices for food grade alcohol improved approximately 10.6% during the quarter while unit sales declined approximately 3%. Revenues for distillers feed improved as a result of increased per-unit pricing.

COST OF SALES

Cost of sales for the first quarter of fiscal 2008 rose $12.6 million, or approximately 18.1%, over cost of sales in the first quarter of fiscal 2007. This increase was primarily the result of higher grain costs and higher costs of other inputs used in the manufacturing process. Higher grain costs were directly the result of higher grain prices during the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. For the quarter ended September 30, 2007, the per-bushel cost of corn, adjusted for the impact of our hedging practices, averaged nearly 62.8% higher than the quarter ended October 1, 2006. For the quarter ended September 30, 2007, the per-bushel cost of wheat averaged nearly 20.3% higher than the quarter ended October 1, 2006 while the average cost for natural gas rose 9%.

In connection with the purchase of raw materials, principally corn and wheat, for anticipated operating requirements, we enter into commodity contracts to hedge the risk of future grain price increases. During the first quarter of fiscal 2008, we hedged approximately 17% of corn processed compared with approximately 46% of corn processed in the first quarter of fiscal 2007. We did not hedge the cost of any wheat that we processed during the quarter ended September 30, 2007. For the quarter ended October 1, 2006, we hedged approximately 13%. Raw material costs in the first quarter of fiscal 2008 included a net hedging loss of approximately $730,000 compared to a net hedging loss of $2.0 million in the first quarter of fiscal 2007.

These hedge transactions are highly effective. Accordingly, nearly all related losses were entirely offset by reduced raw materials costs.

Effective September 16, 2007, the Company concluded a new four year labor agreement for the Pekin, Illinois plant expiring October 31, 2011.  Under the agreement, wages will increase 5%, 4%, 3% and 3% annually over the four year period respectively.  Under the same agreement, each employee received a $2,000 early signing bonus.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the first quarter of fiscal 2008 increased by approximately $1.4 million, or 29.2%. This increase in costs was primarily related to increased legal fees related to our litigation with the Mars Company (See Item 3 Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended July 1, 2007 for a discussion of this litigation) as well as other professional and outside consulting fees. Additionally, we incurred increased costs related to the implementation of certain information technology and communication systems, increased costs related to employee health care benefits as well as increased occupancy costs related to our new administrative offices and technology center. These factors, which led to an increase in selling, general and administrative expenses, were partially offset by reduced incentive costs.  We anticipate selling, general and administrative costs will continue throughout the remaining quarters of the fiscal year at approximately the same level experienced in the first quarter.

OTHER INCOME, NET

Other income, net, decreased approximately $170,000, or 47%, for the quarter ended September 30, 2007 compared to the quarter ended October 1, 2006. These decreases were principally attributable to changes in interest capitalized as well as the effect of certain other non-recurring, non-operating revenue items. It is our practice to credit other income for interest incurred that is capitalized.

INTEREST EXPENSE

Interest expense for the first quarter of fiscal 2008 increased $57,000 compared to the first quarter of fiscal 2007. The increase was a result of higher balances on our outstanding line of credit during the quarter compared to the prior year. This increase was partially offset by reduced balances on our long-term notes payable.

INCOME TAXES

For the quarter ended September 30, 2007, our income tax benefit was $128,000 for an effective rate of 28.7% compared to a provision of $3.8 million for the quarter ended October 1, 2006 for an effective rate of 35.5%. For the quarter ended September 30, 2007, we placed distillery equipment into service at our Pekin, Illinois plant, with a carrying value of approximately $9.6 million, yielding tax benefits through state tax credits of nearly $100,000 and reducing our annualized effective tax rate applied to the current quarter. Excluding certain one-time discrete items applicable to this quarter, our effective rate was 31.9%.

As of September 30, 2007, we had approximately $3.0 million in unused Kansas State Income Tax Credits (“tax credits”) related to capital investments we have made at our Atchison, Kansas facility. The deferred tax asset related to the credit carryforwards has been fully offset by a valuation allowance. The tax credit carryforwards will expire as follows: $1.7 million generated in fiscal year 2005 will expire in fiscal year 2014; $1.3 million generated in fiscal year 2006 will expire in fiscal year 2015.

NET (LOSS) INCOME

As the result of the foregoing factors, we experienced a net loss of $318,000 in the first quarter of fiscal 2008 compared to net income of $6,976,000 in the first quarter of fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

The following table is presented as a measure of our liquidity and financial condition:  (Dollars in thousands)

	September 30,	July 1,
	2007	2007
Cash and cash equivalents	$2,241	$3,900
Working capital	50,053	48,704
Amounts available under lines of credit	9,000	13,000
Notes payable and long-term debt	23,028	20,091
Stockholders’ equity	146,745	148,148

	September 30,	October 1,
	2007	2006
Depreciation and amortization	3,827	3,472
Capital expenditures	1,473	5,591
EBITDA(1)	3,657	14,506

(1)         EBITDA equals earnings before interest, taxes, depreciation and amortization. We have included EBITDA because we believe it provides investors with additional information to measure our performance and liquidity.

EBITDA Reconciliation: (Dollars in thousands)

	September 30, 2007	October 1, 2006

Net income	$(318)	$6,976
Provision for income taxes	(128)	3,839
Interest expense	276	219
Depreciation	3,827	3,472
EBITDA	$3,657	$14,506

CASH FLOW INFORMATION

Summary cash flow information follows for the year-to-date periods ended September 30, 2007 and October 1, 2006, respectively:  (Dollars in thousands)

	Year-to-Date Ended
	September 30,	October 1,
	2007	2006
Cash flows provided by (used for):
Operating activities	$(3,162)	$5,042
Investing activities	(1,477)	(5,520)
Financing activities	2,980	(1,069)

Increase (decrease) in cash and cash equivalents	(1,659)	(1,547)
Cash and cash equivalents at beginning of year	3,900	14,495
Cash and cash equivalents at end of year	$2,241	$12,948

During the year-to-date period ended September 30, 2007, our consolidated cash decreased $1,659,000 compared to a decrease of $1,547,000 during the year-to-date period ended October 1, 2006. The current year’s decrease was primarily a result of negative operating cash flow resulting from an increase in inventory carrying costs and a net loss of $318,000. The impact of reduced operating cash flow was partially offset by reduced cash outflows related to capital expenditures during the year-to-date ended September 30, 2007 compared to the year-to-date ended October 1, 2006. Additionally, net proceeds from our line of credit provided positive cash flow from financing activities. Historically, the principal sources of cash are operating cash flow, proceeds from stock plans and the issuance of long-term debt. Principal uses of cash are capital expenditures, payment of debt and the payment of dividends.

Operating Cash Flows. Summary operating cash flow information for the year-to-date periods ended September 30, 2007 and October 1, 2006, respectively, is as follows:  (Dollars in thousands):

	Year-to-Date Ended
	September 30,	October 1,
	2007	2006
Net income	$(318)	$6,976
Depreciation	3,827	3,472
Loss on sale of assets	10	7
Deferred income taxes	1,852	503
Changes in working capital items:
Segregated cash and investments	3,306	1,297
Accounts receivable	3,807	(1,843)
Inventories	(8,960)	538
Accounts payable and accrued expenses	(2,768)	(414)
Deferred revenue	(369)	(383)
Income taxes payable	(1,212)	(2,484)
Other	(2,337)	(2,627)
Net cash provided by (used for) operating activities	$(3,162)	$5,042

Cash flow from operations for the year-to-date period ended September 30, 2007 decreased $8,204,000 to ($3,162,000) from $5,042,000 for the year-to-date period ended October 1, 2006. This decline in operating cash flow was primarily related to an increase in inventories of $8,960,000 for the year-to-date period ended September 30, 2007 compared to a decrease of $538,000 for the year-to-date period  ended October 1, 2006, a $318,000 net loss for the year-to-date period ended September 30, 2007 compared to net income of $6,976,000 for the year-to-date period ended October 1, 2006. Inventories for the year-to-date period ended September 30, 2007 increased primarily due to higher raw material costs and the withholding of certain products from the market to wait for more favorable pricing. Additionally, accounts payable and accrued expense balances were reduced by $2.7 million for the year-to-date period ended September 30, 2007 compared to only $414,000 for the year-to-date period ended October 1, 2006. These factors, which served to reduce operating cash flow, were partially offset by an increase in deferred taxes as well as lower tax payments. Additionally, operating cash flow was impacted by the timing of cash receipts and disbursements resulting in a reduction to accounts receivable as cash was collected on accounts partially offset by the pre-payment of certain expenses.

Investing Cash Flows. Net Investing cash outflow for the year-to-date period ended September 30, 2007 was $1,477,000 compared to $5,520,000 for the year-to-date period ended October 1. 2006. During the year-to-date period ended October 1, 2006, we made $5,591,000 in capital expenditures, including expenditures relating to distillery expansion at our Atchison plant, the acquisition of feed dryers at our Pekin plant, injection molding and packaging equipment at the Kansas City, Kansas facility, equipment to improve the efficiency of our alcohol production facilities at Pekin as well as construction costs related to our new corporate headquarters and technology center in Atchison. Capital expenditures for the year-to-date period September 30, 2007 were significantly lower.

Financing Cash Flows. Net Financing cash inflow for the year-to-date period ended September 30, 2007, was $2,980,000 compared to net cash outflow of $1,069,000 for the year-to-date period ended October 1, 2006, for an increase of $4,049,000. During the year-to-date period ended September 30, 2007, we had net draws of $4,000,000 under our operating line of credit. Additionally, during the year-to-date period ended October 1, 2006, we purchased 80,500 shares of our common stock at an average price of $24.09 per share for a total of $1.9 million in connection with tax elections made by participants in our option and restricted stock plans. No such transactions occurred in the year-to-date period ended September 30, 2007. Proceeds from stock plans decreased significantly due to a reduced number of stock options being exercised during the quarter.

CONTRACTUAL OBLIGATIONS.

As of September 30, 2007, the amount of long-term debt was $12,028,000 compared to $13,091,000 at July 1, 2007.

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

•                                          We may not permit consolidated funded debt (generally, asset acquisition related debt with a final maturity of more than 12 months from origin plus capitalized lease obligations) to exceed 60 percent of total capitalization.

•                                          We must have an average of less than $3 million of unsecured current debt (generally all debt other than funded debt and current maturities of funded debt) during 45 consecutive days in any 12 month period.

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

LINES OF CREDIT

Our line of credit for $20.0 million, available for general corporate purposes, was amended on July 2, 2007 so that it now extends to July 1, 2008. As of September 30, 2007, we had $11.0 million in outstanding borrowings under the line.

WORKING CAPITAL

Our working capital increased $1,349,000 from July 1, 2007 to September 30, 2007. This increase was primarily the result of increased inventories, prepaid expenses and refundable income taxes as well as decreased  accounts payable and deferred revenue. These factors, which led to an increase in working capital, were partially offset by reduced cash balances (including segregated cash held with our hedge trading broker), reduced accounts receivable, reduced deferred current tax assets as well as increased balances outstanding on our revolving credit facility and increased accrued expenses.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company produces its products from wheat, corn and milo and, as such, is sensitive to changes in commodity prices. Grain futures and/or options are used as a hedge to protect against fluctuations in the market. The information regarding inventories and futures contracts at July 1, 2007, as presented in the annual report, is not significantly different from September 30, 2007.

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

(b)                                 Changes in Internal Controls.

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Act Rule 13a-15 or 15d-15 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS.

Reference is made to Item 3. Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended July 1, 2007 for information regarding the following litigation matter to which the Company is a party:   MGP Ingredients , Inc. v. Mars, Incorporated et. al., Civil Action No 06-2318, U.S. District Court, District of Kansas.

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2007 we made no repurchases of our stock.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)                                  The annual meeting of stockholders of the Company was held on October 12, 2006.

(b)                                 At the annual meeting, the following persons where elected to the Board of Directors:

John R. Speirs was elected to the office of Group A Director for a term expiring in 2010 with 14,863,503 common share votes for his election and 919,513 votes withheld;

Cloud L. Cray, Jr. was elected to the office of Group B Director for a term expiring in 2010 with 410 preferred share votes for his election and 0 votes withheld.

John. E. Byom was elected to the office of Group B Director for a term expiring in 2010 with 410 preferred share votes for his election and 0 votes withheld.

In addition, the terms of Gary Gradinger, Linda E. Miller and Daryl L. Schaller, Ph.D. as Group A Directors continued after the annual meeting and the terms of Michael Braude, Randall M. Schrick and Laidacker M. Seaberg as Group B Directors continued after the annual meeting.

(c) – (d)                                  Not applicable.

ITEM 6.                             EXHIBITS

3.1                                            Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)

3.2                                            Bylaws of the Company (Incorporated by reference to Exhibit 3(b) of the Company’s Current Report on Form 8-K filed June 19, 2007 (File Number 0-17196)

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

MGP INGREDIENTS, INC.

Date: November 8, 2007	By	/s/ Ladd M. Seaberg
Ladd M. Seaberg, Chairman of the
Board and Chief Executive Officer

Date: November 8, 2007	By	/s/ Robert Zonneveld
Robert Zonneveld, Vice President
and Chief Financial Officer