Form 10-Q
period 2007-12-30
MGP INGREDIENTS INC
filed 2008-02-07
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2007.

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

16,548,503 shares outstanding

as of December 30, 2007

INDEX

PART I.  FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

MGP Ingredients, Inc.

Atchison, Kansas

We have reviewed the accompanying condensed consolidated balance sheets of MGP Ingredients, Inc. as of December 30, 2007 and December 31, 2006, and the related condensed consolidated statements of income for the three-month and six-month periods ended December 30, 2007 and December 31, 2006, and cash flows for the six-month periods ended December 30, 2007 and December 31, 2006.  These interim financial statements are the responsibility of the Company’s management.

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

                                                                                                                                /s/ BKD, LLP

Kansas City, Missouri

February 7, 2008

MGP INGREDIENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended		Year to Date Ended
	December 30, 2007	December 31, 2006	December 30, 2007	December 31, 2006
	Dollars in thousands except per share amounts
Net sales	$93,995	$87,645	$181,972	$172,640
Cost of sales	90,741	71,147	172,799	140,609
Gross profit	3,254	16,498	9,173	32,031

Selling, general and administrative expenses	4,815	5,108	11,094	9,967
Income (loss) from operations	(1,561)	11,390	(1,921)	22,064

Other income, net	(76)	200	114	560
Gain on settlement of litigation, net of related expenses	7,046	—	7,046	—
Interest expense	(405)	(232)	(681)	(451)
Income before income taxes	5,004	11,358	4,558	22,173

Provision (benefit) for income taxes	(260)	4,523	(388)	8,362
Net income	5,264	6,835	4,946	13,811

Other comprehensive income (loss), net of tax:	4,284	125	5,634	(65)
Comprehensive income	$9,548	$6,960	$10,580	$13,746

Per Share Data
Total basic earnings per common share	$0.32	$0.42	$0.30	$0.84
Total diluted earnings per common share	$0.31	$0.40	$0.29	$0.82

Dividends per common share	$0.15	$0.20	$0.15	$0.20

See Notes to Condensed Consolidated Financial Statements

MGP INGREDIENTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 30, 2007	December 31, 2006	July 1, 2007
	(unaudited)	(unaudited)
	Dollars in thousands, except share and per share amounts
ASSETS
Current Assets
Cash and cash equivalents	$—	$10,479	$3,900
Restricted cash	3	3,146	3,336
Receivables (less allowance for doubtful accounts:
December 30, 2007 - $223; December 31, 2006 -$320 and July 1, 2007 -$207)	34,784	35,861	34,298
Inventory	61,287	35,339	42,595
Prepaid expense	2,167	2,705	623
Deposits	3,247	551	414
Deferred income taxes	2,394	4,277	5,759
Refundable income taxes	—	—	364
Total current assets	103,882	92,358	91,289

Property and equipment, at cost	363,867	346,311	360,472
Less accumulated depreciation	(235,602)	(221,505)	(228,260)
Property and equipment, net	128,265	124,806	132,212

Investment in joint venture	358	—	—
Other assets	511	205	803
Total assets	$233,016	$217,369	$224,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$3,826	$3,761	$4,151
Revolving credit facility	10,000	—	7,000
Accounts payable	16,061	16,211	15,814
Accrued expenses	7,801	5,958	7,769
Income taxes payable	21	1,614	—
Deferred revenue	7,115	8,609	7,851
Total current liabilities	44,824	36,153	42,585

Long-Term debt	7,169	10,612	8,940

Postretirement and pension benefits	8,115	6,775	7,860

Deferred income taxes	16,269	16,955	16,771

Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 19,530,344 shares	6,715	6,715	6,715
Additional paid-in capital	9,198	9,500	9,084
Retained earnings	151,414	146,732	148,929
Accumulated other comprehensive income (loss)	4,402	(547)	(1,232)
	171,733	162,404	163,500
Treasury stock, at cost
Common; December 30, 2007 - 2,981,841 shares; December 31, 2006 - 3,073,884 shares and July 1, 2007 - 3,037,454 shares	(15,094)	(15,530)	(15,352)
Total stockholders’ equity	156,639	146,874	148,148
Total liabilities and stockholders’ equity	$233,016	$217,369	$224,304

See Notes to Condensed Consolidated Financial Statements

MGP INGREDIENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year to Date Ended

(Unaudited)

	December 30, 2007	December 31, 2006
	Dollars in thousands
Cash Flows from Operating Activities
Net income	$4,946	$13,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,644	6,993
Loss (gain) on sale of assets	10	(3)
Deferred income taxes	2,921	1,974
Changes in working capital items:
Restricted cash	3,333	(855)
Accounts receivable	(486)	(3,664)
Inventory	(13,059)	(4,937)
Accounts payable and accrued expenses	348	2,295
Deferred revenue	(736)	(765)
Income taxes payable/receivable	385	(2,596)
Other	(4,360)	(2,158)
Net cash provided by operating activities	946	10,095

Cash Flows from Investing Activities
Additions to property and equipment	(3,228)	(9,281)
Investments in and advances to joint venture	(358)	—
Proceeds from disposition of equipment	—	87
Net cash used in investing activities	(3,586)	(9,194)

Cash Flows from Financing Activities
Purchase of treasury stock	—	(1,938)
Proceeds from stock plans	372	2,142
Principal payments on long-term debt	(2,096)	(1,778)
Proceeds from line of credit	11,000	—
Principal payments on line of credit	(8,000)	—
Dividends paid	(2,536)	(3,343)
Net cash used in financing activities	(1,260)	(4,917)

Decrease in cash and cash equivalents	(3,900)	(4,016)
Cash and cash equivalents, beginning of year	3,900	14,495
Cash and cash equivalents, end of period	$—	$10,479

See Notes to Condensed Consolidated Financial Statements

MGP INGREDIENTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation.

The accompanying unaudited condensed consolidated balance sheets of MGP Ingredients, Inc. as of December 30, 2007 and December 31, 2006, condensed consolidated statements of income for the quarter and year to date periods ended December 30, 2007 and December 31, 2006 and the condensed consolidated statements of cash flow for the year to date periods ended December 30, 2007 and December 31, 2006 reflect all adjustments that are, in the opinion of the Company’s management, necessary to fairly present the financial position, results of operations and cash flows of the Company.  Those adjustments consist only of normal recurring adjustments.  The condensed consolidated balance sheet as of July 1, 2007 has been derived from the audited consolidated balance sheet of the Company as of that date.  Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These condensed consolidated financial statements as of and for the period ended December 30, 2007 should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Form 10-K Annual Report for the fiscal year ended July 1, 2007 filed with the Securities and Exchange Commission.  The condensed consolidated balance sheet as of December 31, 2006 should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Form 10-K Annual Report for the fiscal year ended June 30, 2006 filed with the Securities and Exchange Commission.  The results of operations for the period ended December 30, 2007 are not necessarily indicative of the results to be expected for the full year.  Certain prior year amounts have been reclassified to conform to current year presentation.

For the quarter and year to date periods ended December 30, 2007 and December 31, 2006, the Company has reclassified other operating income into cost of sales.  Following a review of the transactions reported within other operating income, management concluded that it would be more appropriate to reclassify them within cost of sales because they  relate to amounts received from transactions involving the sale of by-products or the use of operating assets by third parties which reduce the cost of sales. As a result, for the quarter ended December 31, 2006, cost of sales and gross profit previously reported of $71,322,000 and $16,323,000 respectively, are now reported as $71,147,000 and $16,498,000 respectively.  For the year to date period ended December 31, 2006, cost of sales and gross profit previously reported of $141,380,000 and $31,260,000 respectively, are now reported as $140,609,000 and $32,031,000 respectively.

Note 2.  Earnings Per Share.

Basic earnings per share data is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Potentially dilutive instruments are stock options and unvested restricted stock awards.

The following is a reconciliation from the weighted average shares used for the basic earnings per share computation to the shares used for the diluted earnings per share computation for the quarters and year to date periods ended December 30, 2007 and December 31, 2006, respectively.

	Quarter Ended		Year to Date
Weighted average shares:	December 30, 2007	December 31, 2006	December 30, 2007	December 31, 2006

Basic Shares:	16,513,162	16,440,705	16,505,755	16,374,787
Additional weighted average shares attributable to:
Stock options:	128,701	262,886	169,596	263,873
Unvested restricted stock awards:	201,191	261,948	218,973	263,924
Diluted Shares:	16,843,054	16,965,539	16,894,324	16,902,584

Note 3.  Segment Changes.

In the quarter ended September 30, 2007, the Company expanded the number of operating segments from two to three.  Following a review of the Company’s business, management concluded that it would be more appropriate and would provide the Company’s shareholders with better information if the Company were to include its pet treat resins and plant-based biopolymers in a separate segment.  These are now being reported within the other segment (“Other”).  The ingredients segment has been re-titled ingredient solutions, to better reflect the Company’s integrated approach to providing comprehensive solutions to its ingredient solutions customers.  The ingredient solutions segment continues to report vital wheat gluten, commodity starch, specialty proteins and starches as well as mill products, currently consisting of wheat flour and mill feeds sold primarily for agricultural purposes.  The distillery products segment continues to report food grade alcohol (consisting of beverage and industrial alcohol), fuel grade alcohol and distillery by-products, currently consisting of distillers grain.

For the quarter ended December 30, 2007, the Company further refined the methodology for assessing identifiable assets and earnings (loss) before income taxes for all segments resulting in greater allocation to operating segments of identifiable assets and earnings (loss) before income taxes versus non-allocated corporate.  Amounts previously disclosed as identifiable assets as of July 1, 2007 and earnings (loss) before income taxes for the quarter and year to date periods ended December 31, 2006 reflect this revision.

Note 4.  Contingencies.

The Company is a party to various legal proceedings, all of which are of an ordinary, routine nature and incidental to its operations. Management considers that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or operations of the Company.

Note 5.  Operating Segments.

The Company is a fully integrated producer of ingredient solutions, distillery and other products.  Products included within the ingredient solutions segment consist of vital wheat gluten, commodity wheat starch, specialty wheat starches and proteins and mill feeds.  Distillery products consist of food grade alcohol (consisting of beverage and industrial alcohol), fuel grade alcohol, commonly known as ethanol, and distillers grain and carbon dioxide, which are by-products of the Company’s distillery operations.  Other products include pet treat resins and plant-based biopolymers as well as other products.  For the quarter and year to date periods ended December 30, 2007, revenues from products in the Other segment represent less than 2.0 percent of the Company’s consolidated revenues.

The operating profit for each segment is based on net sales less identifiable operating expenses.  Interest expense, investment income and other general miscellaneous expenses have been excluded from segment operations and classified as Corporate.  Receivables, inventories and equipment have been identified with the segments to which they relate.  All other assets are considered as Corporate.

	Quarter Ended		Year to Date Ended
	December 30, 2007*	December 31, 2006*	December 30, 2007*	December 31, 2006*
(in thousands)
Sales to Customers
Ingredient solutions	$24,963	$14,665	$47,251	$29,089
Distillery products	67,523	71,682	131,881	140,687
Other	1,509	1,298	2,840	2,864
Total	93,995	87,645	181,972	172,640

Depreciation and amortization
Ingredient solutions	934	1,305	2,057	2,668
Distillery products	2,007	1,715	3,948	3,396
Other	388	320	777	615
Corporate	488	181	862	314
Total	3,817	3,521	7,644	6,993

Income (Loss) before Income Taxes
Ingredient solutions	(124)	(2,757)	187	(5,220)
Distillery products	1,338	15,711	2,017	30,953
Other	(3,075)	(2,570)	(4,125)	(3,669)
Corporate	(181)	974	(567)	109
Gain on settlement of litigation, net of related expenses**	7,046	—	7,046	—
Total	$5,004	$11,358	$4,558	$22,173

		December 30, 2007*	December 31, 2006*	July 1, 2007*
Identifiable Assets
Ingredient solutions		$77,092	$70,298	$77,658
Distillery products		127,047	110,306	113,915
Other		14,512	13,106	15,726
Corporate		14,365	23,659	17,005
Total		$233,016	$217,369	$224,304

*

For the quarter ended December 30, 2007, the Company further refined the methodology for assessing identifiable assets and earnings (loss) before income taxes for all segments resulting in greater allocation to operating segments of identifiable assets and earnings (loss) before income taxes versus non-allocated corporate. Amounts previously disclosed as identifiable assets as of July 1, 2007 and earnings (loss) before income taxes for the quarter and year to date periods ended December 31, 2006 reflect this revision.

**	For purposes of comparative analysis, the gain on the settlement of litigation realized during the quarter ended December 30, 2007 has been excluded from the segments.

Note 6.  Pension and Post Retirement Benefit Obligations.

Post Retirement Benefits.  The Company and its subsidiaries provide certain post-retirement health care and life benefits to all employees.  The liability for such benefits is unfunded.  The Company uses a May 31 measurement date for the plan.

The components of the Net Periodic Benefit Cost for the quarter and year to date periods ended December 30, 2007 and December 31, 2006, respectively, are as follows:

	Quarter Ended		Year to Date
	December 30, 2007	December 31, 2006	December 30, 2007	December 31, 2006
(in thousands)
Service cost	$61	$61	$122	$122
Interest cost	117	115	234	230
Prior service cost	(9)	(9)	(18)	(18)
(Gain) loss	11	9	22	16
Total post-retirement benefit cost	$180	$176	$360	$350

The Company previously disclosed in its financial statements for the year ended July 1, 2007, amounts expected to be paid to plan participants.  There have been no revisions to these estimates and there have been no changes in the estimate of total employer contributions expected to be made for the fiscal year ended June 29, 2008.

Total employer contributions for the quarter and year to date periods ended December 30, 2007 were $142,042 and $145,749 respectively.

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

The components of the Net Periodic Benefit Cost for the quarter and year to date periods ended December 30, 2007 and December 31, 2006, respectively, are as follows:

	Quarter Ended		Year to Date
	December 30, 2007	December 31, 2006	December 30, 2007	December 31, 2006
(in thousands)
Service cost	$130	$130	$260	$260
Interest cost	35	25	70	50
Expected return on plan assets	(35)	(25)	(70)	(50)
Prior service cost	6	6	12	12
(Gain) loss	(2)	(2)	(4)	(4)
Total pension benefit cost	$134	$134	$268	$268

The Company made employer contributions of $665,000 for the year to date period ended December 30, 2007, all of which were paid in the first quarter of fiscal 2008.

Note 7.  Newly Implemented Management Incentive Programs.

Annual Cash Incentive Plan.  Beginning in the 2008 fiscal year, the Company has implemented a new annual cash incentive plan based upon modified economic profit (“MEP”).  MEP equals income from operations, net of taxes, less the product of total capital employed in the business multiplied by the estimated cost of capital, which for purposes of the new program is 11 percent.  Total capital represents current assets (excluding cash) less current liabilities plus the book value of property, plant and equipment, plus goodwill and other long-term assets.  The Board of Directors approved a five year annual cash incentive plan whereby annual awards are based on improvements in MEP.  The Board has established a targeted annual growth rate for MEP (“Target”) of $3.15 million.   Additionally, there is a starting hypothetical bonus pool amount (“available pool amount”) of $10.5 million, which will amortize in equal increments over five years.  Although it is anticipated that the annual growth rate will be the same for each year of the program, the Company’s compensation committee may change the targeted growth rate from year to year.  The compensation committee may also determine whether any non-recurring or extraordinary items will be included in income from operations.

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

Restricted Stock Program.  The Company has also implemented a new restricted stock program which will be administered under the Company’s 2004 Stock Incentive Plan and under which amounts awarded will be based in part on improvements to MEP. Under the program, subject to the availability of shares under the 2004 Stock Incentive Plan, restricted stock awards will be made each year and generally will be based on a percentage (approximately 85.7 percent) of the increase in MEP over the prior year. However, the maximum grant date market value of the awards made for any year to all participants will be $4.5 million and the minimum grant date market value made in any year to all participants, including years in which the change in MEP is negative,  will be $1.5 million. The actual number of shares issued to all participants will be determined on the date the Committee certifies the increase in MEP for fiscal 2008.  Shares awarded will vest in 5 years and will pay dividends during the vesting period. Provisions for for-

feiture and accelerated and pro rata vesting generally are similar to those under the guidelines for the Company’s outstanding performance accelerated restricted stock awards.

Note 8.  Gain on Settlement of Litigation.

On December 27, 2007, the Company settled its two year patent infringement and contract litigation.  Under the terms of the settlement, the Company agreed to dismiss its lawsuit with prejudice and was paid $8 million, which was received on December 28, 2007.  In connection with the settlement, the Company also granted the other parties in the lawsuit a non-exclusive license under its U.S. Patent No. 5,665,152.  For the first and second quarters of Fiscal 2008, the Company incurred professional fees of $568,000 and $386,000 respectively, related to this litigation.  These amounts have been netted against the gross proceeds for a net amount of $7,046,000.  The Company has recorded the settlement as a separate line item below income from operations.  The Company used the proceeds from the settlement to reduce the amount outstanding under its line of credit.

Note 9.  FIN 48 Implementation.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), clarifies the accounting for uncertainty in income taxes by defining criteria that a tax position on an individual matter must meet before that position is recognized in the financial statements.  Additionally, FIN 48 provides guidance on measurement, derecognition, balance sheet classification, interest and penalties, interim period accounting, disclosures and transition.

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

During the first quarter of fiscal 2008, the Company settled an IRS exam related to its June 30, 2005 and June 30, 2006 tax years.  An assessment of $85,000 was paid as a result of this exam.  The tax and interest assessed was previously recorded as part of the adoption of FIN 48.

The statute of limitations for the Company’s federal income tax returns is open for fiscal years ending on or after the June 30, 2004.  The Company files in the states of Kansas, Illinois and Pennsylvania.  The statute of limitations on these state tax returns is open for fiscal years ending on or after June 30, 2004.

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

CHANGES IN SEGMENT REPORTING

In the quarter ended September 30, 2007, we expanded the number of our operating segments from two to three.  Following a review of our business, we concluded that it would be more appropriate and would provide our shareholders with better information if we were to include our pet treat resins and plant-based biopolymers in a separate segment.  These are now reported within the other segment (“Other”).  The ingredients segment has been re-titled ingredient solutions, to better reflect our integrated approach to providing comprehensive solutions to our ingredient solutions customers.  The ingredient solutions segment continues to report vital wheat gluten, commodity starch, specialty proteins and starches as well as mill products, currently consisting of wheat flour and mill feeds primarily sold for agricultural purposes.  The distillery products segment continues to report food grade alcohol (consisting of beverage and industrial alcohol), fuel grade alcohol and distillery by-products, currently consisting of distillers grain.

For the quarter ended December 30, 2007, we further refined the methodology for assessing identifiable assets and earnings (loss) before income taxes for all segments resulting in greater allocation to operating segments of identifiable assets and earnings (loss) before income taxes versus non-allocated corporate.  Amounts previously disclosed as identifiable assets as of July 1, 2007 and earnings (loss) before income taxes for the quarter and year to date periods ended December 31, 2006 reflect this revision.

DEVELOPMENTS IN THE INGREDIENT SOLUTIONS SEGMENT

The continued global consumer focus on foods providing health and wellness attributes have provided the basis for the increased demand of our specialty ingredient solutions, specifically in our specialty wheat starch and specialty protein product lines.  We expect this trend to continue for the foreseeable future and have aligned our product development and commercialization efforts around this growing demand.

As noted in previous quarters, the March 2007 recall of pet food products containing Chinese wheat flour misrepresented as wheat gluten has caused heightened demand for our vital wheat gluten.  We have met this increased demand with increased vital wheat gluten production from our Atchison, Kansas and Pekin, Illinois manufacturing facilities.  This increase in demand, combined with improved pricing, is also providing a significant impact on the results of our ingredient solutions operations.  We continue to believe this development to be a short-term trend only and in parallel will continue to maintain our long-term focus on the continued development and commercialization of our value-added wheat protein solutions.

Record high wheat prices continue to drive up the cost of sales in the ingredient solutions segment as wheat serves as the primary raw material for the majority of the products in this segment.  We expect this extreme condition to continue through the third quarter of fiscal 2008 with some weakening in wheat prices commensurate with the 2008 U.S., E.U., and Australian wheat crops, as wheat plantings are up significantly on a global basis compared to both 2006 and 2007 levels.  The magnitude of any reduction in wheat prices will be directly related to the actual harvested yields, which are primarily influenced by environmental conditions such as precipitation and temperatures.

DEVELOPMENTS IN THE DISTILLERY PRODUCTS SEGMENT

Profit margins in the distillery products segment, continue to be adversely impacted by the combined effect of higher corn prices and lower ethanol prices.  As industry-wide ethanol production capacity continues to expand, corn prices continue to reflect increased demand related to this increased ethanol production.  Our hedging program, consisting of derivatives and cash purchases, has softened the impact of rising corn prices during the quarter and year to date periods.  However, as of December 30, 2007, we had no derivative contracts in place for periods after fiscal year end, and based upon Chicago Board of Trade Futures, corn prices are expected to increase this summer.  Additionally, increased industrial ethanol production is serving to reduce ethanol pricing on an occasional basis, as increased production often paces ahead of sales. At the date of this report, however, ethanol prices are approximately 12% higher than they averaged during the second quarter. With a larger inventory than at the beginning of the year, and assuming improved production, we expect better results from our distillery operations in the second half of the fiscal year if prices do not decline from current levels. Further, the factors which served to reduce profit margins in our distillery products segment could be mitigated by new biofuel requirements contained within the energy bill signed by President Bush on December 19, 2007.   The bill, which becomes effective for the calendar year 2008, will require the blending of 9.0 billion gallons of biofuel (such as ethanol) in calendar year 2008 and 11.1 billion gallons in calendar year 2009.

During the year to date period ended December 30, 2007, measures implemented in fiscal 2007 to improve capacity and strengthen alcohol production efficiencies at our distillery operations in both Atchison, Kansas and Pekin, Illinois were completed and have become operational.  Additionally, during the year to date period ended December 30, 2007, an $11.1 million dryer system for the manufacture of distillers grain became fully operational.  The purpose of this dryer was to improve production efficiencies and lower energy costs as well as fulfill emission control standards.  These factors have expanded production capacity, yet we have encountered certain fermentation issues related to the alcohol production process that resulted in a production level below maximum capacity.  These were addressed and corrected during the second quarter of fiscal 2008.  Finally, we continue to evaluate options related to reducing energy costs including a potential coal boiler facility at our Pekin, Illinois plant.

SEGMENT RESULTS

The following is a summary of revenues and pre-tax profits / (loss) allocated to each reportable operating segment for the quarterly and year to date periods ended December 30, 2007 and December 31, 2006.  For additional information regarding our operating segments, see Note 5-Operating Segments included under Part 1, Item 1, Financial Statements of this Form 10-Q and incorporated herein by reference.

	Quarter Ended		Year to Date
	December 30, 2007	December 31, 2006	December 30, 2007	December 31, 2006
(in thousands)
Ingredient solutions
Net Sales	$24,963	$14,665	$47,251	$29,089
Pre-Tax Income (Loss)	(124)	(2,757)	187	(5,220)
Distillery products
Net Sales	67,523	71,682	131,881	140,687
Pre-Tax Income (Loss)	1,338	15,711	2,017	30,953
Other
Net Sales	1,509	1,298	2,840	2,864
Pre-Tax Income (Loss)	(3,075)	(2,570)	(4,125)	(3,669)

GENERAL

Consolidated  net income for the second quarter of fiscal 2008 decreased compared to the same period in fiscal 2007 with net income of $5,264,000 on consolidated sales of $93,995,000 versus net income of $6,835,000 on consolidated sales of $87,645,000 in the second quarter of fiscal 2007.  While earnings in the ingredient solutions segment improved over the same period in fiscal 2007, earnings in our distillery products segment declined significantly due primarily to continued higher corn prices coupled with reduced ethanol prices and unit sales.  The negative earnings performance in the other segment, consisting primarily of developing business lines for pet product and plant-based biopolymer applications, was slightly improved over the same quarter for fiscal 2007.

Pre-tax losses of $124,000, including inventory write-downs of $938,000, were reported in the ingredient solutions segment.  Pre-tax losses of $3,075,000, including inventory write-downs of $356,000, were reported in our other segment

Year to date consolidated net income for fiscal 2008 also declined compared to fiscal 2007 with net income of $4,946,000 on sales of $181,972,000 compared to net income of $13,811,000 on sales of $172,640,000, principally as a result of a decline in our distillery products segment resulting from continued higher corn prices coupled with reduced ethanol prices and unit sales.  Earnings in the ingredient solutions segment improved over the same period in fiscal 2007 with a return to profitability.  A negative earnings performance in the other segment, consisting primarily of developing business lines for pet product and plant-based biopolymer applications, more than offset profitability in the ingredient solutions and distillery products segments.

For the quarter and year to date period ended December 30, 2007, we realized a net gain on the settlement of our two year patent infringement and contract litigation of $7,046,000, net of related professional fees of $568,000 and $386,000, respectively, incurred during the first and second quarters of fiscal 2008.  Additionally, during the quarter ended December 30, 2007, management reassessed the need for a valuation allowance which previously offset the deferred tax asset related to certain state tax credit carryforwards.  It was determined that the valuation allowance was no longer appropriate and was therefore removed, resulting in a net tax benefit in the quarter and year to date periods ended December 30, 2007, of approximately $2.0 million.

INGREDIENT SOLUTIONS

Total ingredient solutions sales revenue for the quarter ended December 30, 2007 increased by $10.3 million or 70.2 percent, compared to the quarter ended December 31, 2006.  Revenues for specialty ingredients, consisting of specialty proteins and specialty starches, also increased during the first quarter of fiscal 2008 compared to the same quarter in fiscal 2007 by $3.8 million, or 35.1 percent.  Revenues for specialty proteins increased as a result of higher unit sales as well as increased per unit prices.  Revenues for specialty starches rose as the result of improved pricing as well as improved unit sales.  Revenues for vital wheat gluten, which increased $6.3 million, or 183 percent, were as a result of both increased sales volume as well as higher per-unit pricing.  Revenues for commodity starch decreased $115,000, or 12.3 percent, as a result of reduced sales volume consistent with the implementation of our strategy of continued development and commercialization of our value-added wheat proteins and starches.  This decrease in commodity starch unit sales was partially offset by improved per-unit pricing.   While revenues for the ingredient solutions segment improved overall, margins continued to be significantly impacted by increased cost of sales related to record high wheat prices.  The per bushel cost of wheat for the quarter ended December 30, 2007 increased by 51.3 percent over the quarter ended December 31, 2006.

Total ingredient solutions sales revenue for the year to date period December 30, 2007 increased by $18.2 million, or 62.4 percent, compared to the year to date period ended December 31, 2006.  Consistent with the quarter, revenues for specialty ingredients, consisting of specialty proteins and specialty starches, increased during the year to date period ended December 30, 2007 compared to the year to date period ended December 31, 2006 by $6.0 million, or 28.4 percent.  Revenues for specialty proteins increased as a result of higher unit sales as well as increased per unit prices.  Revenues for specialty starches rose as the result of improved pricing and unit sales. Revenues for vital wheat gluten, which increased $12.0 million, or 182 percent, were a result of both increased sales volume as well as higher per-unit pricing.    Revenues for commodity starch decreased $827,000, or 36.0 percent, as a result of reduced sales volume consistent with the implementation of our strategy of continued development and commercialization of our value-added wheat proteins and starches.  This decrease in commodity starch unit sales was partially offset by improved per-unit pricing.   While sales revenue for the ingredient solutions segment improved overall, margins continued to be significantly impacted by increased cost of sales related to record high wheat prices.  The per bushel cost of wheat for the year to date period ended December 30, 2007 increased by 35.8 percent over the year to date period ended December 31, 2006.

DISTILLERY PRODUCTS

Total distillery products sales revenue for the quarter ended December 30, 2007 decreased $4.2 million, or 5.8 percent, compared to the quarter ended December 31, 2006.  This decrease was due to reduced revenues for fuel grade alcohol of $8.1 million due to reduced ethanol prices as well as reduced production levels related to fermentation problems.  Decreases in revenues for fuel grade alcohol were partially offset by increased revenue from food grade alcohol of $2.3 million attributable to increased per-unit prices partially offset by a slight decline in production levels related to fermentation problems.  Distillers grain revenue for the quarter ended December 30, 2007 increased $846,000, or 11.7 percent, over the

quarter ended December 31, 2006 as a result of improved pricing offset partially by reduced unit sales.   In addition to reduced revenues for distillery products for the quarter ended December 30, 2007, margins were significantly impacted by increased cost of sales related to increased corn prices compared to the quarter ended December 31, 2006.  For the quarter ended December 30, 2007, the per-bushel cost of corn, adjusted for the impact of our hedging practices, averaged nearly 37.8 percent higher than the quarter ended December 31, 2006.   These increased costs, coupled with reduced revenues, yielded a substantially reduced profit for the segment.

Total distillery products sales revenue for the year to date period ended December 30, 2007 decreased $8.8 million, or 6.3 percent, compared to the year to date period ended December 31, 2006.  Consistent with the quarter, this decrease was due to reduced revenues for fuel grade alcohol of $14.5 million due to reduced ethanol prices as well as reduced production levels related to fermentation problems. Decreases in revenues for fuel grade alcohol were partially offset by increased revenue from food grade alcohol of $4.3 million attributable to increased per-unit prices partially offset by a slight decline in unit sales.  Distillers grain revenue for the year to date period ended December 30, 2007 increased $2.1 million, or 14.3 percent, over the year to date period ended December 31, 2006 as a result of improved pricing offset partially by reduced unit sales.   In addition to reduced revenues for distillery products for the year to date period ended December 30, 2007, margins were significantly impacted by increased cost of sales related to increased corn prices compared to the year to date period ended December 31, 2006.  For the year to date period ended December 30, 2007, the per-bushel cost of corn, adjusted for the impact of our hedging practices, averaged nearly 49.3 percent higher than the year to date period  ended December 31, 2006.   These increased costs, coupled with reduced revenues, yielded a substantially reduced profit for the segment.

OTHER PRODUCTS

For the quarter ended December 30, 2007, revenues for other products, consisting primarily of pet products and plant-based biopolymers, increased $211,000, or 16.3 percent, compared to the quarter ended December 31, 2006, primarily as a result of improved per-unit prices related to product mix, as well as increased unit sales.

For the year to date period ended December 30, 2007, revenues for other products were relatively flat compared to the year to date period ended December 31, 2006 as increases in revenues related to improved pricing were relatively offset by reduced sales due to volume decreases.

SALES

Net sales for the quarter ended December 30, 2007 increased $6.4 million, or 7.2 percent, compared to the quarter ended December 31, 2006 as a result of increased sales in the ingredient solutions segment related to improvements in unit sales as well as overall improvements in pricing for both commodity and specialty products.  These increases were partially offset by reduced revenues in the distillery products segment resulting mainly from reduced per unit prices and reduced production for fuel grade alcohol.  For fuel grade alcohol, the per-unit price declined nearly 9.9 percent and unit sales declined over 12.0 percent.  Per unit prices for food grade alcohol improved approximately 11.7 percent compared to the quarter ended December 31, 2006 while unit sales in this area declined approximately 2 percent.  Revenues for distillers grain improved as a result of increased per-unit pricing.  Net sales for our other segment increased $211,000 as a result of both improved unit sales as well as improved per-unit pricing.

Net sales for the year to date period ended December 30, 2007 increased $9.3 million, or 5.4 percent, compared to the year to date period ended December 31, 2006 as a result of increased sales in the ingredient solutions segment related to improvements in unit sales as well as overall improvements in pricing for both commodity and specialty products.  These increases were partially offset by reduced revenues in the distillery products segment resulting principally from reduced per unit prices and unit sales for fuel grade alcohol.  For fuel grade alcohol, the per-unit price declined nearly 10.9 percent while unit sales declined over 9.0 percent.  Per unit prices for food grade alcohol improved approximately 11.1 percent during the year to date period while unit sales declined approximately 3.2 percent.  Revenues for distillers grain improved as a result of increased per-unit pricing.  Net sales for our other segment for the year to date period ended December 30, 2007 remained relatively flat compared to the year to date period ended December 31, 2006 as the result of improved per-unit pricing being offset by lower unit sales.

COST OF SALES

For the quarter and year to date periods ended December 30, 2007, cost of sales rose $19.6 million (27.5 percent) and $32.2 million (22.9 percent), respectively compared to the quarter and year to date periods ended December 31, 2006.  For both the quarter and year to date periods, these increases were primarily the result of higher grain costs and higher costs of other inputs used in the manufacturing process.  Higher grain costs were directly the result of higher grain prices during both the quarter and year to date periods ended December 30, 2007 compared to the quarter and year to date periods ended December 31, 2006.  For the quarter ended December 30, 2007, the per-bushel cost of corn, adjusted for the impact of our hedging practices, averaged nearly 37.8 percent higher than the quarter ended December 31, 2006.  For the year to date period ended December 30, 2007, the per-bushel cost of corn, adjusted for the impact of our hedging practices, averaged nearly 49.3 percent higher than the year to date period ended December 31, 2006.   For the quarter ended December 30, 2007, the per-bushel cost of wheat averaged nearly 51.3 percent higher than the quarter ended December 31, 2006 while the average cost for natural gas declined 5.0 percent.  For the year to date period ended December 30, 2007, the per-bushel cost of wheat averaged nearly 35.8 percent higher than the year to date period ended December 31, 2006 while the average cost for natural gas rose 1.4 percent.

During the quarter ended December 30, 2007, we identified a portion of our inventory that we felt was either no longer aligned with our new technology platforms or in need of additional processing to meet necessary quality standards, resulting in a charge to earnings of $1.3 million.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the second quarter of fiscal 2008 decreased by $293,000 to $4,815,000 from $5,108,000 for the same period in fiscal 2007.  This decline was primarily the result of the reclassification of $568,000 in professional expenses incurred in the first quarter related to the gain on settlement of litigation incurred during the 1st quarter of fiscal 2008 to the gain on settlement of litigation from selling, general and administrative expenses.  Selling, general and administrative expenses also decreased as a result of lower compensation costs related to the Company’s management incentive programs.  This decrease was partially offset by the impact of higher compensation costs related to administrative and research and development staffing additions.  Additionally, we incurred increased costs related to the implementation of certain information technology and communication systems, increased costs related to employee health care benefits as well as increased occupancy costs related to our new administrative offices and technology center.

Selling, general and administrative expenses for the year to date period ended December 30, 2007 increased by $1,127,000 to $11,094,000 from $9,967,000 for the year to date period ended December 31, 2006.  This year to date increase was primarily the result of higher compensation costs related to administrative as well as  research and development staffing additions, increased costs related to the implementation of certain information technology and communication systems, increased costs related to employee health care benefits as well as increased occupancy costs related to our new administrative offices and technology center.  These factors, which led to an increase in selling, general and administrative expenses, were partially offset by reduced incentive compensation costs.  Selling, general and administrative expenses for the year to date period ended December 30, 2007 have also been adjusted by a reduction of $954,000 to reclassify first and second quarter legal and professional expenses related to the gain on settlement of litigation from selling, general and administrative to the gain on settlement of litigation.

We anticipate selling, general and administrative costs will continue throughout the remainder of the fiscal year at approximately the same level experienced in the year to date period ended December 30, 2007.

OTHER INCOME, NET

Other income, net, decreased $276,000 (138.0 percent) and $446,000 (79.6 percent), for the quarter and year to date periods ended December 30, 2007 respectively, compared to the quarter and year to date periods ended December 31, 2006.  These decreases were principally attributable to changes in interest capitalized as well as the effect of certain other non-recurring, non-operating revenue items.  It is our practice to credit other income for interest incurred that is capitalized.

GAIN ON SETTLEMENT OF LITIGATION

On December 27, 2007, the Company settled its two year patent infringement and contract litigation.  Under the terms of the settlement, the Company agreed to dismiss its lawsuit with prejudice and was paid $8 million, which was received on December 28, 2007.  In connection with the settlement, the Company also granted the other parties in the lawsuit a non-exclusive license under its U.S. Patent No. 5,665,152.  For the first and second quarters of Fiscal 2008, the Company incurred professional fees of $568,000 and $386,000 respectively, related to this litigation.  These amounts have been netted against the gross proceeds for a net amount of $7,046,000.  The Company has recorded the settlement as a separate line item below income from operations.  The Company used the proceeds from the settlement to reduce the amount outstanding under its line of credit.

INTEREST EXPENSE

Interest expense for the second quarter of fiscal 2008 increased $173,000 compared to the second quarter of fiscal 2007.  For the year to date period ended December 30, 2007, interest expense increased $230,000 compared to the year to date period ended December 31, 2006.  These increases were the result of higher balances on our outstanding line of credit compared to the same periods in the prior year.  These increases were partially offset by reduced balances on our long-term notes payable.

INCOME TAXES

For the quarter ended December 31, 2007, our income tax benefit was $260,000 for an effective rate of (5.2) percent compared to a provision of $4.5 million for the quarter ended December 31, 2006 for an effective rate of 39.8 percent.  For the year-to-date period ended December 31, 2007, our income tax benefit was $388,000 for an effective rate of (8.5) percent compared to a provision of $8.4 million for the year-to-date period ended December 31, 2006 for an effective rate of 37.7 percent.  Excluding certain one-time discrete items applicable to this quarter (discussed below), our effective rate was 34.0 percent.

As of December 31, 2007, we had approximately $3.0 million in unused Kansas State Income Tax Credits (“tax credits”) related to capital investments we have made at our Atchison, Kansas facility.  During the quarter, management reassessed the need for a valuation allowance which previously offset the deferred tax asset related to the credit carryforwards.  It was determined that the valuation allowance was no longer appropriate and was therefore removed, resulting in a new tax benefit in the quarter of approximately $2.0 million.  The tax credit carryforwards will expire as follows: $1.7 million generated in fiscal year 2005 will expire in fiscal year 2014; $1.3 million generated in fiscal year 2006 will expire in fiscal year 2015.

NET INCOME

As the result of the foregoing factors, we experienced net income of $5,264,000 in the quarter ended December 30, 2007 compared to net income of $6,835,000 in the quarter ended December 31, 2006.  For the year to date period ended December 30, 2007, we experienced net income of $4,946,000 compared to $13,811,000 for the year to date period ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

The following table is presented as a measure of our liquidity and financial condition:

(Dollars in thousands)

	December 30, 2007	July 1, 2007

Cash and cash equivalents	$—	$3,900
Working capital	59,058	48,704
Amounts available under lines of credit	10,000	13,000
Notes payable and long-term debt	20,995	20,091
Stockholders’ equity	156,639	148,148

	Year to Date Ended
	December 30, 2007	December 31, 2006

Depreciation and amortization	7,644	6,993
Capital expenditures	3,228	9,281
EBITDA(1)	12,883	29,617

(1)   EBITDA equals earnings before interest, taxes, depreciation and amortization.

EBITDA

We have included EBITDA because we believe it provides investors with additional information to measure our performance and liquidity.  EBITDA is not a recognized term under generally accepted accounting principles (“GAAP”) and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.  Additionally, it is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements.  Because not all companies use identical calculations, this presentation may not be comparable to other similarly titled measures of other companies.

The following table sets forth a reconciliation of net income to EBITDA for the year to date periods ended December 30, 2007 and December 31, 2006 (in thousands):

	Year to Date Ended
	December 30, 2007	December 31, 2006

Net income	$4,946	$13,811
Provision (benefit) for income taxes	(388)	8,362
Interest expense	681	451
Depreciation	7,644	6,993
EBITDA	$12,883	$29,617

The following table sets forth a reconciliation of EBITDA  to cash flows from operations for the year to date periods ended December 30, 2007 and December 31, 2006 (in thousands):

	Year to Date Ended
	December 30, 2007	December 31, 2006

EBITDA	$12,883	$29,617
Benefit (provision) for income taxes	388	(8,362)
Interest expense	(681)	(451)
Non-cash charges against (credits to) net income:
Deferred income taxes	2,921	1,974
Loss (gain) on sale of assets	10	(3)
Changes in operating assets and liabilities	(14,575)	(12,680)
Cash flow from operations	$946	$10,095

CASH FLOW INFORMATION

Summary cash flow information follows for the year-to-date periods ended December 30, 2007 and December 31, 2006, respectively:  (Dollars in thousands)

	Year-to-Date Ended
	December 30, 2007	December 31, 2006

Cash flows provided by (used for):
Operating activities	$946	$10,095
Investing activities	(3,586)	(9,194)
Financing activities	(1,260)	(4,917)

Increase (decrease) in cash and cash equivalents	(3,900)	(4,016)
Cash and cash equivalents at beginning of year	3,900	14,495
Cash and cash equivalents at end of year	$—	$10,479

During the year-to-date period ended December 30, 2007, our consolidated cash decreased $3,900,000 compared to a decrease of $4,016,000 during the year-to-date period ended December 31, 2006.  The current year’s decrease was primarily a result of reduced operating cash flow resulting from an increase in inventory carrying costs, other current assets and reduced net income from $13,811,000 to $4,946,000 (including the net gain on settlement of litigation of $7,046,000).  The impact of reduced operating cash flow was partially offset by reduced cash outflows related to capital expenditures during the year-to-date ended December 30, 2007 compared to the year-to-date ended December 31, 2006.  Additionally, net proceeds from our line of credit provided a source of cash.  Historically, the principal sources of cash are operating cash flow, proceeds from stock plans and the issuance of long-term debt.  Principal uses of cash are capital expenditures, payment of debt and the payment of dividends.

Operating Cash Flows.  Summary operating cash flow information for the year-to-date periods ended December 30, 2007 and December 31, 2006, respectively, is as follows:  (Dollars in thousands):

	Year-to-Date Ended
	December 30, 2007	December 31, 2006
Net income	$4,946	$13,811
Depreciation	7,644	6,993
Loss (gain) on sale of assets	10	(3)
Deferred income taxes	2,921	1,974
Changes in working capital items:
Restricted cash	3,333	(855)
Accounts receivable	(486)	(3,664)
Inventory	(13,059)	(4,937)
Accounts payable and accrued expenses	348	2,295
Deferred revenue	(736)	(765)
Income taxes payable/receivable	385	(2,596)
Other	(4,360)	(2,158)
Net cash provided by operating activities	$946	$10,095

Cash flow from operations for the year-to-date period ended December 30, 2007 decreased $9,149,000 to $946,000 from $10,095,000 for the year-to-date period ended December 31, 2006.  This decline in operating cash flow was primarily related to an increase in inventories of $13,059,000 for the year-to-date period ended December 30, 2007 compared to an increase of $4,937,000 for the year-to-date period  ended December 31, 2006 and a reduction in net income of $8,865,000 from $13,811,000 for the year to date ended December 31, 2006 to $4,946,000 for the year-to-date period ended December 30, 2007.  Inventory for the year-to-date period ended December 30, 2007 increased primarily due to increasing raw material costs and the associated impact in finished goods.  These factors, which served to reduce operating cash flow, were partially offset by a decrease in deferred tax assets as well as lower tax payments.  Additionally, operating cash flow was impacted by the timing of cash receipts and disbursements resulting in an increase in accounts receivable and an increase in accounts payable partially offset by the pre-payment of certain expenses.

Investing Cash Flows.  Net investing cash outflow for the year-to-date period ended December 30, 2007 was $3,586,000 compared to $9,194,000 for the year-to-date period ended December 31. 2006.  During the year-to-date period ended December 1, 2006, we made $9,281,000 in capital expenditures, including expenditures relating to distillery expansion at our Atchison plant, the acquisition of feed dryers at our Pekin plant, injection molding and packaging equipment at the Kansas City, Kansas facility, equipment to improve the efficiency of our alcohol production facilities at Pekin as well as construction costs related to our new corporate headquarters and technology center in Atchison.  Capital expenditures for the year-to-date period December 30, 2007 were significantly lower at $3,228,000 compared to $9,281,000 for the year to date period ended December 31, 2006.

Financing Cash Flows.  Net financing cash outflow for the year-to-date period ended December 30, 2007, was $1,260,000 compared to $4,917,000 for the year-to-date period ended December 31, 2006, for a net decrease in cash outflow of $3,657,000.  During the year-to-date period ended December 30, 2007, we had net draws of $3,000,000 under our operating line of credit.  Additionally, during the year-to-date period ended December 31, 2006, we purchased 80,500 shares of our common stock at an average price of $24.09 per share for a total of $1.9 million in connection with tax elections made by participants in our option and restricted stock plans.  No such transactions occurred in the year-to-date period ended December 30, 2007.  Proceeds from stock plans decreased significantly due to a reduced number of stock options being exercised during the quarter.

HEDGING AND INVENTORY COSTS

Included within the carrying value of inventory of $61,287,000 as of December 30, 2007 is the market value of derivative instruments related to our hedging strategy of $7,500,000.  Of the $7,400,000 mark-to-market adjustment (where derivative instruments are adjusted to market value) related to these derivative instruments, $5,000,000 has been credited to accumulated other comprehensive income, net of taxes of $3,400,000 to reflect the effective portion of these hedge instruments.  Additionally, included within the value of these derivative instruments is the initial cost of approximately $100,000 related to the cost of option contracts.  These amounts will subsequently be recognized in earnings as the hedged transaction (consumption of raw materials as part of the manufacturing process) occurs.  The remaining $1,000,000 represents an unrealized loss on outstanding derivative contracts for the ineffective portion of put/call option contracts related to reduced time value.

In connection with the purchase of raw materials, principally corn and wheat, for anticipated operating requirements, we sometimes enter into various commodity derivative contracts to manage the risk of future grain price increases.  During the quarter ended December 30, 2007, we utilized derivatives to hedge approximately 43 percent of corn processed compared with approximately 35 percent of corn processed in the quarter ended December 31, 2006.   During the year to date period ended December 30, 2007, we utilized derivatives to hedge approximately 30 percent of corn processed compared with approximately 41 percent of corn processed in the year to date period ended December 31, 2006.   We did not hedge the cost of any wheat that we processed during the quarter or year to date periods ended December 30, 2007.  Raw material costs in the quarter ended December 30, 2007 included a net hedging gain of approximately $485,000 compared to a net hedging gain of $2.0 million in the quarter ended December 31, 2006.  Raw material costs in the year to date period ended December 30, 2007 included a net hedging loss of approximately $245,000 compared to a net hedging loss of $26,000 in the year to date period ended December 31, 2006.

These hedge transactions are highly effective.  Accordingly, nearly all related losses were entirely offset by reduced raw materials costs.

As of December 30, 2007, through the use of derivative contracts, we had hedged 52 percent and 4 percent of our projected corn and wheat consumption respectively, for the remainder of the fiscal year.  Including cash purchases, we have hedged 75 percent and 25 percent of our projected corn and wheat consumption respectively, for the remainder of the fiscal year.

COMPARISON TO DECEMBER 31, 2006

During the twelve month period ended December 30, 2007, our consolidated cash decreased $10,479,000.  The twelve month decrease was primarily a result of an increase in inventory carrying costs, deposits on pending grain purchases and lower operating cash flow related to reduced net income. Additionally, we incurred capital expenditures of $17,135,000 for the twelve month period ended December 30, 2007 yielding a higher investment in property and equipment.  In addition to operating cash flows, we financed capital expenditures and increased inventory using our revolving credit facility.

During the twelve month period ended December 30, 2007, our working capital increased $2,853,000 primarily as a result of increased inventories and deposits on pending grain purchases.  This increase in working capital was partially offset by reduced cash balances (including restricted cash), reduced deferred income tax assets and higher balances outstanding on our revolving credit facility.

CONTRACTUAL OBLIGATIONS

As of December 30, 2007, the amount of long-term debt was $10,995,000 compared to $13,091,000 at July 1, 2007.

CAPITAL EXPENDITURES.

In the year to date we have spent $3.2 million in capital expenditures and have commitments for an additional $6.3 million which we anticipate will be spent within the next 12 months.

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

LINE OF CREDIT

Our line of credit agreement with Commerce Bank, N. A., as amended extends to July 1, 2008. On February 6, 2008, we entered an amendment with Commerce Bank, N.A. increasing the maximum amount available under the line of credit from $20 million to $30 million.  As of December 30, 2007 and February 6, 2008, we had $10.0 million and $12.0 million, respectively,  in outstanding borrowings under the line.

Based upon our current expectations, we believe that cash and other liquid assets, operating cash flows, and our line of credit facility will be sufficient to fund anticipated operating, capital and debt service requirements and other commitments through fiscal 2008. However, our operating cash flow can be unexpectedly impacted by numerous factors, some of which are outside of our control. If MGP experiences a significant decline in revenues or increase in operating costs, its operating cash flows could be reduced.

WORKING CAPITAL

Our working capital increased $10,354,000 from July 1, 2007 to December 30, 2007.  This increase was primarily the result of increased inventories, prepaid expenses, and deposits as well as decreased  deferred revenue and current maturity of long-term debt. These factors, which led to an increase in working capital, were partially offset by reduced cash balances (including restricted cash held with our hedge trading broker), reduced deferred current tax assets, increased accounts payable, as well as increased balances outstanding on our revolving credit facility and increased accrued expenses.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company produces its products from wheat, corn and milo and, as such, is sensitive to changes in commodity prices.  Grain futures and/or options are sometimes used as a hedge to protect against fluctuations in the market.  The information regarding inventories and futures contracts at July 1, 2007, as presented in Item 7A of the annual report, is not significantly different from December 30, 2007.

ITEM 4.          CONTROLS AND PROCEDURES.

(a)           Evaluation of disclosure controls and procedures.

Our Chief Executive Officer, President and Chief Financial Officer, after evaluating the design and effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequately designed and operating effectively to ensure that material information relating to the Company would be made known to them by others within the Company.

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

During the quarter ended December 30, 2007 we made no repurchases of our stock.

Item 4.                                   Submission of Matters To a Vote of Security Holders.

(a)           The annual meeting of stockholders of the Company was held on October 18, 2007.

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

(c) – (d)  Not applicable.

Item 5.                                   Other Information

                On February 6, 2008, we entered an amendment to our line of credit agreement  with Commerce Bank, N.A. increasing the maximum amount available under the line of credit from $20 million to $30 million and revising the permitted uses.  As of February 6, we had $12.0 million in outstanding borrowings under the line.

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

*4.                                             Seventh Amendment to Line of Credit Loan Agreement and related Sixth Amended and Restated Line of Credit Note.

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

MGP INGREDIENTS, INC.

Date: February 7, 2008	By	/s/ Ladd M. Seaberg
Ladd M. Seaberg, Chairman of the
Board and Chief Executive Officer

Date: February 7, 2008	By	/s/ Timothy W. Newkirk
Timothy W. Newkirk, President and
Chief Operating Officer

Date: February 7, 2008	By	/s/ Robert Zonneveld
Robert Zonneveld, Vice President
and Chief Financial Officer