Form 10-Q
period 2008-03-31
MGP INGREDIENTS INC
filed 2008-05-12
CIK 835011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2008.

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                    to

Commission File Number:  0-17196

MGP INGREDIENTS, INC.

(Exact name of registrant as specified in its charter)

KANSAS	48-0531200
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Commercial Street, Atchison Kansas	66002
(Address of principal executive offices)	(Zip Code)

(913) 367-1480

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value

16,559,253 shares outstanding

as of March 31, 2008

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

MGP Ingredients, Inc.

Atchison, Kansas

We have reviewed the accompanying condensed consolidated balance sheets of MGP Ingredients, Inc. as of March 31, 2008 and April 1, 2007, and the related condensed consolidated statements of income for the three-month and nine-month periods ended March 31, 2008 and April 1, 2007, and cash flows for the nine-month periods ended March 31, 2008 and April 1, 2007.  These interim financial statements are the responsibility of the Company’s management.

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

/s/ BKD,LLP

Kansas City, Missouri
May 12, 2008

MGP INGREDIENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME(LOSS)

(Unaudited)

	Quarter Ended		Year-to-Date Ended
	March 31, 2008	April 1, 2007	March 31, 2008	April 1, 2007
		(as restated) (see note 12)		(as restated) (see note 12)
	Dollars in thousands except per share amounts
Net sales	$106,694	$93,807	$288,666	$266,447
Cost of sales	102,954	85,720	275,870	226,432
Gross profit	3,740	8,087	12,796	40,015

Selling, general and administrative expenses	6,532	5,432	17,626	15,399
Loss on impairment of assets	8,100	—	8,100	—
Income (loss) from operations	(10,892)	2,655	(12,930)	24,616

Other income, net	456	585	570	1,145
Gain on settlement of litigation, net of related expenses	—	—	7,046	—
Interest expense	(359)	(208)	(1,040)	(659)
Income (loss) before income taxes	(10,795)	3,032	(6,354)	25,102

Provision (benefit) for income taxes	(4,166)	884	(4,601)	9,204
Net income (loss)	(6,629)	2,148	(1,753)	15,898

Other comprehensive income (loss), net of tax:	(869)	(995)	4,765	(1,060)
Comprehensive income (loss)	$(7,498)	$1,153	$3,012	$14,838

Per Share Data
Total basic earnings per common share	$(0.40)	$0.13	$(0.11)	$0.97
Total diluted earnings per common share	$(0.39)	$0.13	$(0.10)	$0.94

Dividends per common share	$—	$—	$0.15	$0.20

See Notes to Condensed Consolidated Financial Statements

MGP INGREDIENTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	April 1, 2007	July 1, 2007
	(unaudited)	(unaudited) (as restated) (see note 12)	(as restated) (see note 12)
	Dollars in thousands, except share and per share amounts
ASSETS
Current Assets
Cash and cash equivalents	$—	$2,410	$3,900
Restricted cash	3	3,954	3,336
Receivables (less allowance for doubtful accounts:
March 31, 2008 - $207; April 1, 2007 -$320 and July 1, 2007 -$207)	33,112	38,369	34,298
Inventory	67,820	35,408	42,595
Prepaid expense	1,560	2,106	623
Deposits	1,869	410	414
Deferred income taxes	2,472	5,696	5,759
Refundable income taxes	1,348	1,724	364
Total current assets	108,184	90,077	91,289

Property and equipment, at cost	355,782	355,095	360,472
Less accumulated depreciation	(239,368)	(224,945)	(228,260)
Property and equipment, net	116,414	130,150	132,212

Investment in joint venture	358	—	—
Other assets	403	201	803
Total assets	$225,359	$220,428	$224,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$3,547	$3,704	$4,151
Revolving credit facility	10,000	2,000	7,000
Accounts payable	20,912	17,683	15,814
Accrued expenses	11,145	8,522	7,769
Deferred credit	7,615	10,034	9,709
Total current liabilities	53,219	41,943	44,443

Long-Term debt	6,404	9,690	8,940

Postretirement and pension benefits	8,244	6,823	7,860

Deferred income taxes	11,194	16,408	16,052

Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 19,530,344 shares	6,715	6,715	6,715
Additional paid-in capital	9,224	9,641	9,084
Retained earnings	141,864	146,113	147,790
Accumulated other comprehensive income (loss)	3,533	(1,542)	(1,232)
	161,340	160,931	162,361
Treasury stock, at cost
Common; March 31, 2008 - 2,971,091 shares; April 1, 2007 - 3,040,454 shares and July 1, 2007 - 3,037,454 shares	(15,042)	(15,367)	(15,352)
Total stockholders’ equity	146,298	145,564	147,009
Total liabilities and stockholders’ equity	$225,359	$220,428	$224,304

See Notes to Condensed Consolidated Financial Statements

MGP INGREDIENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-Date Ended

(Unaudited)

	March 31, 2008	April 1, 2007
		(as restated) (see note 12)
	Dollars in thousands
Cash Flows from Operating Activities
Net income (loss)	$(1,753)	$15,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,515	10,437
Loss (gain) on sale of assets	10	(3)
Loss on impairment of assets	8,100	—
Deferred income taxes	(4,718)	644
Changes in working capital items:
Restricted cash	3,333	(1,663)
Accounts receivable	1,189	(6,172)
Inventory	(17,258)	(6,001)
Accounts payable and accrued expenses	6,843	3,403
Deferred credit	(925)	(993)
Income taxes payable/receivable	(984)	(5,934)
Other	(2,392)	(1,418)
Net cash provided by operating activities	2,960	8,198

Cash Flows from Investing Activities
Additions to property and equipment	(4,277)	(16,778)
Investments in and advances to joint venture	(358)	—
Proceeds from disposition of equipment	—	87
Net cash used in investing activities	(4,635)	(16,691)

Cash Flows from Financing Activities
Purchase of treasury stock	—	(1,938)
Proceeds from stock plans	451	2,446
Principal payments on long-term debt	(3,140)	(2,757)
Proceeds from line of credit	20,000	2,000
Principal payments on line of credit	(17,000)	—
Dividends paid	(2,536)	(3,343)
Net cash used in financing activities	(2,225)	(3,592)

Decrease in cash and cash equivalents	(3,900)	(12,085)
Cash and cash equivalents, beginning of year	3,900	14,495
Cash and cash equivalents, end of period	$—	$2,410

See Notes to Condensed Consolidated Financial Statements

MGP INGREDIENTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation.

The accompanying unaudited condensed consolidated balance sheets of MGP Ingredients, Inc. as of March 31, 2008 and April 1, 2007, condensed consolidated statements of income for the quarter and year-to-date periods ended March 31, 2008 and April 1, 2007 and the condensed consolidated statements of cash flow for the year-to-date periods ended March 28, 2008 and April 1, 2007 reflect all adjustments that are, in the opinion of the Company’s management, necessary to fairly present the financial position, results of operations and cash flows of the Company.  Except for the $8.1 million impairment loss further discussed in Note 11 and the $2.0 million accounting error correction discussed in Note 12, those adjustments consist only of normal recurring adjustments.  The condensed consolidated balance sheet as of July 1, 2007 has been derived from the audited consolidated balance sheet of the Company as of that date.  Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These condensed consolidated financial statements as of and for the period ended March 31, 2008 should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Form 10-K Annual Report for the fiscal year ended July 1, 2007 filed with the Securities and Exchange Commission.  The condensed consolidated balance sheet as of April 1, 2007 should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Form 10-K Annual Report for the fiscal year ended June 30, 2006 filed with the Securities and Exchange Commission.  The results of operations for the period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.  Certain prior year amounts have been reclassified to conform to current year presentation.

For the quarter and year-to-date periods ended March 31, 2008 and April 1, 2007, the Company has reclassified other operating income into cost of sales.  Following a review of the transactions reported within other operating income, management concluded that it would be more appropriate to reclassify them within cost of sales because they  relate to amounts received from transactions involving the sale of by-products or the use of operating assets by third parties which reduce the cost of sales. As a result, for the quarter ended April 1, 2007, cost of sales and gross profit previously reported of $85,517,000 and $8,290,000 respectively (adjusted for restatement), are now reported as $85,720,000 and $8,087,000 respectively.  For the year-to-date period ended April 1, 2007, cost of sales and gross profit previously reported of $227,000,000 and $39,447,000 respectively (adjusted for restatement), are now reported as $226,279,000 and $40,168,000 respectively.

The Company’s most recently completed fiscal year ended on July 1, 2007.  On March 6, 2008 the Board of Directors amended the Company’s bylaws to effect a change in the fiscal year.  The change will affect the current fiscal year, which was to have expired on June 29, 2008.  As a result of the change, the current quarter and fiscal year will end on March 31 and June 30 respectively, and will contain one additional day.

Note 2.  Earnings Per Share.

Basic earnings per share data is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Potentially dilutive instruments are stock options and unvested restricted stock awards.

The following is a reconciliation from the weighted average shares used for the basic earnings per share computation to the shares used for the diluted earnings per share computation for the quarters and year-to-date periods ended March 31, 2008 and April 1, 2007, respectively.

	Quarter Ended		Year-to-Date
Weighted average shares:	March 31, 2008	April 1, 2007	March 31, 2008	April 1, 2007

Basic Shares:	16,554,262	16,471,593	16,522,021	16,406,585
Additional weighted average shares attributable to:
Stock options:	127,016	242,211	176,513	246,080
Unvested restricted stock awards:	215,810	272,297	232,331	279,499
Diluted Shares:	16,897,088	16,986,101	16,930,865	16,932,164

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

In the quarter ended December 30, 2007, the Company further refined the methodology for assessing identifiable assets and earnings (loss) before income taxes for all segments, resulting in greater allocation to operating segments of identifiable assets and earnings (loss) before income taxes versus non-allocated corporate.  Amounts previously disclosed as identifiable assets as of July 1, 2007 and earnings (loss) before income taxes for the quarter and year-to-date periods ended April 1, 2007 reflect this revision.

Note 4.  Derivative Instruments.

In connection with the purchase of raw materials, principally corn and wheat, for anticipated operating requirements, the Company enters into readily marketable exchange-traded commodity futures and option contracts to reduce the risk of future grain price increases.  Changes in the market value of the Company’s futures and option contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in the price of the hedged items. Derivative instruments related to the Company’s hedging program are recorded as either assets or liabilities and are measured at fair market value.  Consistent with application of hedge accounting under Statement of Financial Accounting Standards No. 133 as amended (“SFAS 133”), prior to April 1, 2008 changes in the fair market value of the derivative instruments designated as cash flow hedges were recorded either in current earnings or in other comprehensive income, depending on the nature of the hedged transaction.  Gains or losses recorded in other comprehensive income were reclassified into current earnings in the periods in which the hedged items were consumed.  Any ineffective portion of a hedged transaction was immediately recognized in current earnings.

Application of hedge accounting under SFAS 133 requires significant resources, recordkeeping and analytical systems.  As a result of the rising compliance costs and the complexity related to the application of hedge accounting under SFAS 133, the Company’s management has elected to discontinue the use of hedge accounting for all commodity derivative positions effective April 1, 2008.  Accordingly, changes in the value of derivatives subsequent to March 31, 2008 will be recorded in cost of sales in the Company’s Consolidated Statements of Income.  Additionally, certain derivative instruments entered into during the third quarter were not designated as hedges. The change in the market value of these  instruments has been recorded in cost of sales in the Company’s Consolidated Statements of Income.  These instruments were adjusted to market value at March 31, 2008.  If these derivatives had been designated for hedge accounting, the Company would have recognized lower net income of $1.5 million (net of tax of $0.8 million), or $0.09 less in earnings per share, as a result of deferred gains and ineffectiveness recognized in the third quarter. As of March 31, 2008, the mark-to-market adjustment included in accumulated other comprehensive income will remain in equity until the forecasted transactions to which the specific hedged positions relate occur. At that time, the accumulated comprehensive income will be reclassified to earnings.  Regardless of accounting treatment, the Company’s management believes all commodity hedges are economic hedges of the Company’s risk exposures.

Note 5.  Contingencies.

The Company is a party to various legal proceedings, all of which are of an ordinary, routine nature and incidental to its operations. Management considers that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or operations of the Company.

Note 6.  Operating Segments.

The Company is a fully integrated producer of ingredient solutions, distillery and other products.  Products included within the ingredient solutions segment consist of vital wheat gluten, commodity wheat starch, specialty wheat starches and proteins and mill feeds.  Distillery products consist of food grade alcohol (consisting of beverage and industrial alcohol), fuel grade alcohol, commonly known as ethanol, and distillers grain and carbon dioxide, which are by-products of the Company’s distillery operations.  Other products include pet treat resins and plant-based biopolymers as well as other products.  For the quarter and year-to-date periods ended March 31, 2008, revenues from products in the other segment represent less than 2.0 percent of the Company’s consolidated revenues.

The operating profit for each segment is based on net sales less identifiable operating expenses.  Interest expense, investment income and other general miscellaneous expenses have been excluded from segment operations and classified as Corporate.  Receivables, inventories and equipment have been identified with the segments to which they relate.  All other assets are considered as Corporate.

	Quarter Ended		Year-to-Date Ended
(in thousands)	March 31, 2008(1)	April 1, 2007(1) (as restated)	March 31, 2008(1)	April 1, 2007(1) (as restated)
Sales to Customers
Ingredient solutions	$25,960	$17,423	$73,212	$46,512
Distillery products	79,064	74,664	210,945	215,351
Other	1,670	1,720	4,509	4,584
Total	106,694	93,807	288,666	266,447

Depreciation and amortization
Ingredient solutions	1,021	1,222	3,078	3,890
Distillery products	2,044	1,751	5,992	5,147
Other	385	342	1,163	957
Corporate	421	129	1,282	443
Total	3,871	3,444	11,515	10,437

Income (Loss) before Income Taxes
Ingredient solutions	(4,554)	(655)	(4,484)	(5,978)
Distillery products	3,426	4,163	5,443	35,116
Other	(1,664)	(853)	(5,789)	(4,522)
Corporate	97	377	(470)	486
Gain on settlement of litigation, net of related expenses(2)	—	—	7,046	—
Loss on impairment of assets	(8,100)	—	(8,100)	—
Total	$(10,795)	$3,032	$(6,354)	$25,102

	March 31, 2008(1)	April 1, 2007(1) (as restated)	July 1, 2007(1) (as restated)

Identifiable Assets
Ingredient solutions	$75,900	$72,338	$77,658
Distillery products	126,581	109,785	113,915
Other	9,321	16,306	15,726
Corporate	13,557	21,999	17,005
Total	$225,359	$220,428	$224,304

(1)

For the quarter ended December 30, 2007, the Company further refined the methodology for assessing identifiable assets and earnings (loss) before income taxes for all segments resulting in greater allocation to operating segments of identifiable assets and earnings (loss) before income taxes versus non-allocated corporate. Amounts previously disclosed as identifiable assets as of July 1, 2007 and earnings (loss) before income taxes for the quarter and year-to-date periods ended April 1, 2007 have been adjusted to reflect this revision.

(2)

For purposes of comparative analysis, the gain on the settlement of litigation realized during the quarter ended December 30, 2007 and the impairment loss recognized for the quarter ended March 31, 2008 have been excluded from the segments.

Note 7.  Pension and Post Retirement Benefit Obligations.

Pension Benefits.  The Company and its subsidiaries provide defined retirement benefits to certain employees covered under collective bargaining agreements.  Under the collective bargaining agreements, the Company’s pension funding contributions are a function of the wages paid and are determined as a percentage of wages paid.  The funding is divided between the defined benefit plan and a 401(k) plan.  It has been management’s policy to fund the defined benefit plan first in order to render it adequately funded.  Any remaining amounts have been used to fund the 401(k) plan.  The collective bargaining agreements allow the pension benefits defined under the agreements to be reduced if the funding as described herein is insufficient to provide for such defined benefits. The Company uses a June 30 measurement date for the plan.

The components of the Net Periodic Benefit Cost for the quarter and year-to-date periods ended March 31, 2008 and April 1, 2007, respectively, are as follows:

	Quarter Ended		Year-to-Date
(in thousands)	March 31, 2008	April 1, 2007	March 31, 2008	April 1, 2007
Service cost	$130	$130	$390	$390
Interest cost	35	25	105	75
Expected return on plan assets	(35)	(25)	(105)	(75)
Prior service cost	6	6	18	18
(Gain) loss	(2)	(2)	(6)	(6)
Total pension benefit cost	$134	$134	$402	$402

The Company made employer contributions of $665,000 for the year-to-date period ended March 31, 2008, all of which were paid in the first quarter of fiscal 2008.

Post Retirement Benefits.  The Company and its subsidiaries provide certain post-retirement health care and life benefits to all employees.  The liability for such benefits is unfunded.  The Company uses a May 31 measurement date for the plan.

The components of the Net Periodic Benefit Cost for the quarter and year-to-date periods ended March 31, 2008 and April 1, 2007, respectively, are as follows:

	Quarter Ended		Year-to-Date
(in thousands)	March 31, 2008	April 1, 2007	March 31, 2008	April 1, 2007
Service cost	$61	$61	$183	$183
Interest cost	117	115	351	345
Prior service cost	(9)	(9)	(27)	(27)
(Gain) loss	11	9	33	25
Total post-retirement benefit cost	$180	$176	$540	$526

The Company previously disclosed in its financial statements for the year ended July 1, 2007, amounts expected to be paid to plan participants.  There have been no revisions to these estimates and there have been no changes in the estimate of total employer contributions expected to be made for the fiscal year ended June 30, 2008.

Total employer contributions for the quarter and year-to-date periods ended March 31, 2008 were $49,970 and $195,719 respectively.

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

Note 8.  Newly Implemented Management Incentive Programs.

Annual Cash Incentive Plan.  Beginning in the 2008 fiscal year, the Company has implemented a new annual cash incentive plan based upon modified economic profit (“MEP”).  MEP equals income from operations, net of taxes, less the product of total capital employed in the business multiplied by the estimated cost of capital, which for purposes of the new program is 11 percent.  Total capital represents current assets (excluding cash) less current liabilities plus the book value of property, plant and equipment, plus goodwill and other long-term assets.  The Board of Directors approved a five year annual cash incentive plan whereby annual awards are based on improvements in MEP.  The Board has established a targeted annual growth rate for MEP (“Target”) of $3.15 million.   Additionally, there is a starting hypothetical bonus pool amount (“available pool amount”) of $10.5 million, which will amortize in equal increments over five years.  Although it is anticipated that the annual growth rate will be the same for each year of the program, the Company’s compensation committee may change the targeted growth rate from year-to-year.  The compensation committee may also determine whether any non-recurring or extraordinary items will be included in income from operations.

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

Note 9.  Gain on Settlement of Litigation.

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

Note 10.  FIN 48 Implementation.

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

The Company adopted the provisions of FIN 48 on July 2, 2007.  In accordance with the recognition standards established by FIN 48, the Company performed a comprehensive review of potential uncertain tax positions in each jurisdiction in which the Company operates. As a result of the Company’s review, the Company adjusted the carrying amount of the liability for unrecognized tax benefits, resulting in a net increase to retained earnings of $59,000.  The Company’s gross liability for unrecognized tax provision is $1.49 million as of July 2, 2007.  The Company has recorded deferred tax assets of $711,000 related to the recording of the liability for unrecognized tax benefits.

In accordance with FIN 48, the Company has elected to treat interest and penalties related to tax liabilities as a component of income tax expense.  As of the date of adoption, the Company had $199,000 accrued for the payment of interest, and $11,000 accrued for the payment of penalties, which was included in the $1.49 million unrecognized tax benefit liability discussed above.

The amount of the Company’s liability for uncertain tax benefits at July 2, 2007 that would impact the effective tax rate, if recognized, was $783,000.

During the first quarter of fiscal 2008, the Company settled an IRS exam related to its June 30, 2005 and June 30, 2006 tax years.  An assessment of $85,000 was paid as a result of this exam.  The tax and interest assessed was previously recorded as part of the adoption of FIN 48.  In addition, in the third quarter of fiscal 2008, the statute of limitations on the Company’s 2003 tax returns lapsed.  As a result, the FIN 48 liability, excluding the impact of accrued interest and penalties, decreased by approximately $71,000.  The benefit was recorded as a component of income taxes for the quarter.

The statute of limitations for the Company’s federal income tax returns is open for fiscal years ending on or after the June 30, 2005.  The Company files in the states of Kansas, Illinois and Pennsylvania.  The statute of limitations on these state tax returns is open for fiscal years ending on or after June 30, 2005.

Note 11.  Loss on Impairment of Assets.

In connection with the preparation of financial statements for the quarter ended March 31, 2008, the Company undertook a review of its long-lived assets contained within its other segment  and its ingredient solutions segment in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).  The review took into account the impact of the rising trend of commodity prices on existing contracts and consumer preferences, anticipated sales to existing customers, the failure of anticipated business to develop, recent decisions to cease R&D activities on pet products and reduce staffing in the pet product area and plans to shift production of certain texturized wheat proteins to third parties.  Based upon this review, management estimates that the carrying value of the assets comprising its Kansas City manufacturing facility (“KCIT facility”) exceeds the estimated realizable fair value of these assets.  In accordance with SFAS No. 144, the Company  has recorded a non-cash pre-tax charge of $8.1 million for the quarter ended March 31, 2008 related to the impairment of these assets.  Of this amount, $4.7 million relates to assets allocated to the Company’s other segment and $3.4 million relates to assets allocated to the Company’s ingredient solutions segment. The Company is evaluating the strategic alternatives for the plant and equipment at its KCIT facility, which may include their sale.

Note 12.  Correction of Accounting Error.

The Condensed Consolidated Statements of Income for the quarter and year-to-date periods ended April 1, 2007, Condensed Consolidated Balance Sheets as of April 1, 2007 and July 1, 2007 and the Condensed Consolidated Statement of Cash Flow for the year-to-date period ended April 1, 2007, presented herein have been restated to correct the following error,  in accordance with Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”).  Since fiscal 2001, the Company over recognized deferred income from funds that it received over the course of fiscal years 2001 to 2003 under a Commodity Credit Corporation program implemented by Congress following termination of import quotas on gluten.  The Company  received a total of $26 million under the program, of which approximately $17.5 million was used for capital expenditures.   Recognition of the amount used for these capital items was deferred and is being recognized over the life of the assets.  The amount recognized each year was to have approximated the amount of depreciation on the assets that the Company acquired under the program. The Company has determined that, through errors made at the offset and throughout execution of the program that were undetected until recently, certain assets were placed on, or omitted from, the depreciation schedule for commodity credit corporation funded assets. As a result of the error, the asset pool whose depreciation determined the amount of deferred credit that was  amortized each year and recognized as  income had  assets whose original cost was $21 million instead of $17.5 million, and as a result, the company  recognized excess deferred income in each of fiscal years 2001 through the second quarter of the current fiscal year.  The amount of revenue involved ranged annually from a high of $397,000 in 2002 to $175,000 in the current year, resulting in annual overstatements of net income after taxes ranging from a low of 1% to a high of 4.4% through fiscal 2007.  The cumulative effect of the error on retained earnings as of March 31, 2008 was $1.2 million on a pre-tax adjustment of $2.0 million.

The Company has conducted a materiality analysis under SAB 108 and determined that the impact on prior years was not material.  However, it is required to report the error as an adjustment to its prior period financial statements.  The condensed consolidated statements of income  for the quarter and year-to-date periods ended April 1, 2007, the balance sheets as of April 1, 2007 and July 1, 2007 and the condensed consolidated statement of cash flows for the nine months ended April 1, 2007 included in this report have been adjusted to reflect a correction of the period-specific effects of the error and the effect of the correction on each financial statement line item and per share amounts is shown below.  The cumulative effect of the error on retained earnings as of the beginning of the year-to-date period ended April 1, 2007 was $1.0 million  and the effect on net income for the fiscal year immediately prior thereto (FY 2006) was  $124,000.

An analysis of the adjustment to the Condensed Consolidated Statement of Income for the Quarter ended April 1, 2007 is as follows: (In thousands)

	April 1, 2007 (as originally reported)	adjustment	April 1, 2007
			(restated)
Net sales	$93,807	$—	$93,807
Cost of sales	85,670	50	85,720
Gross profit	8,137	(50)	8,087

Selling, general and administrative expenses	5,432	—	5,432
Income (loss) from operations	2,705	(50)	2,655

Other income, net	585	—	585
Interest expense	(208)	—	(208)
Income (loss) before income taxes	3,082	(50)	3,032

Provision (benefit) for income taxes	904	(20)	884
Net income (loss)	2,178	(30)	2,148

Other comprehensive income (loss), net of tax:	(995)	—	(995)
Comprehensive income (loss)	$1,183	$(30)	$1,153

Per Share Data
Total basic earnings per common share	$0.13	$—	$0.13
Total diluted earnings per common share	$0.13	$—	$0.13

An analysis of the adjustment to the Condensed Consolidated Statement of Income for the Year-to-Date ended April 1, 2007 is as follows: (In thousands)

	April 1, 2007 (as originally reported)	adjustment	April 1, 2007
			(restated)
Net sales	$266,447	$—	$266,447
Cost of sales	226,279	153	226,432
Gross profit	40,168	(153)	40,015

Selling, general and administrative expenses	15,399	—	15,399
Income (loss) from operations	24,769	(153)	24,616

Other income, net	1,145	—	1,145
Interest expense	(659)	—	(659)
Income (loss) before income taxes	25,255	(153)	25,102

Provision (benefit) for income taxes	9,266	(62)	9,204
Net income (loss)	15,989	(91)	15,898

Other comprehensive income (loss), net of tax:	(1,060)	—	(1,060)
Comprehensive income (loss)	$14,929	$(91)	$14,838

Per Share Data
Total basic earnings per common share	$0.97	$—	$0.97
Total diluted earnings per common share	$0.94	$—	$0.94

An analysis of the adjustment to the Condensed Consolidated Balance Sheet as of July 1, 2007 is as follows: (In thousands)

	July 1, 2007 (as origi- nally re- ported)	adjustment	July 1, 2007
	(unaudited)	(unaudited)	(restated)
	Dollars in thousands, except share and per share amounts
ASSETS
Current Assets
Cash and cash equivalents	$3,900	$—	$3,900
Restricted cash	3,336	—	3,336
Receivables (less allowance for doubtful accounts:		—
July 1, 2007 -$207)	34,298	—	34,298
Inventory	42,595	—	42,595
Prepaid expense	623	—	623
Deposits	414	—	414
Deferred income taxes	5,759	—	5,759
Refundable income taxes	364	—	364
Total current assets	91,289	—	91,289

Property and equipment, at cost	360,472	—	360,472
Less accumulated depreciation	(228,260)	—	(228,260)
Property and equipment, net	132,212	—	132,212

Other assets	803	—	803
Total assets	$224,304	$—	$224,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$4,151	$—	$4,151
Revolving credit facility	7,000	—	7,000
Accounts payable	15,814	—	15,814
Accrued expenses	7,769	—	7,769
Deferred credit	7,851	1,858	9,709
Total current liabilities	42,585	1,858	44,443

Long-Term debt	8,940	—	8,940

Postretirement and pension benefits	7,860	—	7,860

Deferred income taxes	16,771	(719)	16,052

Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	—	4
Common stock
No par value; authorized 40,000,000 shares; issued 19,530,344 shares	6,715	—	6,715
Additional paid-in capital	9,084	—	9,084
Retained earnings	148,929	(1,139)	147,790
Accumulated other comprehensive income (loss)	(1,232)	—	(1,232)
	163,500	(1,139)	162,361
Treasury stock, at cost
Common; July 1, 2007 – 3,037,454 shares	(15,352)	—	(15,352)
Total stockholders’ equity	148,148	(1,139)	147,009
Total liabilities and stockholders’ equity	$224,304	$—	$224,304

An analysis of the adjustment to the Condensed Consolidated Balance Sheet as of April 1, 2007 is as follows: (In thousands)

	April 1, 2007 (as origi- nally re- ported)	adjustment	April 1, 2007
	(unaudited)	(unaudited)	(restated)
	Dollars in thousands, except share and per share amounts
ASSETS
Current Assets
Cash and cash equivalents	$2,410	$—	$2,410
Restricted cash	3,954	—	3,954
Receivables (less allowance for doubtful accounts:		—
April 1, 2007 -$320)	38,369	—	38,369
Inventory	35,408	—	35,408
Prepaid expense	2,106	—	2,106
Deposits	410	—	410
Deferred income taxes	5,696	—	5,696
Refundable income taxes	1,724	—	1,724
Total current assets	90,077	—	90,077

Property and equipment, at cost	355,095	—	355,095
Less accumulated depreciation	(224,945)	—	(224,945)
Property and equipment, net	130,150	—	130,150

Other assets	201	—	201
Total assets	$220,428	$—	$220,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$3,704	$—	$3,704
Revolving credit facility	2,000	—	2,000
Accounts payable	17,683	—	17,683
Accrued expenses	8,522	—	8,522
Deferred credit	8,228	1,806	10,034
Total current liabilities	40,137	1,806	41,943

Long-Term debt	9,690	—	9,690

Postretirement and pension benefits	6,823	—	6,823

Deferred income taxes	17,106	(698)	16,408

Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	—	4
Common stock
No par value; authorized 40,000,000 shares; issued 19,530,344 shares	6,715	—	6,715
Additional paid-in capital	9,641	—	9,641
Retained earnings	147,221	(1,108)	146,113
Accumulated other comprehensive income (loss)	(1,542)	—	(1,542)
	162,039	(1,108)	160,931
Treasury stock, at cost
Common; April 1, 2007 – 3,040,454 shares	(15,367)	—	(15,367)
Total stockholders’ equity	146,672	(1,108)	145,564
Total liabilities and stockholders’ equity	$220,428	$—	$220,428

An analysis of the adjustment to the Condensed Consolidated Statement of Cash Flows for the Year-to-Date ended April 1, 2007 is as follows: (In thousands)

	April 1, 2007 (as originally reported)	adjustment	April 1, 2007
			(restated)
Cash Flows from Operating Activities
Net income	$15,989	$(91)	$15,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,437	—	10,437
Loss (gain) on sale of assets	(3)	—	(3)
Deferred income taxes	706	(62)	644
Changes in working capital items:	—
Restricted cash	(1,663)	—	(1,663)
Accounts receivable	(6,172)	—	(6,172)
Inventory	(6,001)	—	(6,001)
Accounts payable and accrued expenses	3,403	—	3,403
Deferred credit	(1,146)	153	(993)
Income taxes payable/receivable	(5,934)	—	(5,934)
Other	(1,418)	—	(1,418)

Net cash provided by operating activities	8,198	—	8,198

Cash Flows from Investing Activities
Additions to property and equipment	(16,778)	—	(16,778)
Proceeds from disposition of equipment	87	—	87
Net cash used in investing activities	(16,691)	—	(16,691)

Cash Flows from Financing Activities
Purchase of treasury stock	(1,938)	—	(1,938)
Proceeds from stock plans	2,446	—	2,446
Principal payments on long-term debt	(2,757)	—	(2,757)
Proceeds from line of credit	2,000	—	2,000
Dividends paid	(3,343)	—	(3,343)

Net cash used in financing activities	(3,592)	—	(3,592)

Decrease in cash and cash equivalents	(12,085)	—	(12,085)
Cash and cash equivalents, beginning of year	14,495	—	14,495
Cash and cash equivalents, end of period	$2,410	$—	$2,410

Note 13.  Subsequent Events: New Credit Agreement.

On May 5,  2008, the Company entered into a new, secured Credit Agreement with Commerce Bank, N.A., as agent, and Commerce Bank, N.A.,  BMO Capital Markets Financing, Inc. and National City Bank, as lenders.  The Credit Agreement replaces the Company’s old line of credit agreement with Commerce Bank, N.A. and, subject to borrowing base limits,  provides for a $40 million, three year revolving credit facility and a $25 million, five year, term loan facility.  The Credit Agreement contains accordion features which permit the lenders, in their sole discretion,  to agree to a one time increase in the revolving credit commitment of up to $20 million and a one-time term loan increase of up to $10 million.  The revolving credit commitment contains letter of credit subcommitments of up to $8 million and swingline loan subcommitments (which must be repaid within five business days) of up to $5 million.  Borrowings under the term loan facility may be made until  May 4, 2009 and the then outstanding principal of the term loan will be payable commencing June 30, 2009 in quarterly payments equal to 1/28 of the then outstanding principal balance of the term loan, with any unpaid principal amount being due on May 5, 2013.  The outstanding principal balance of the revolving credit loans is due on May 5, 2011.

Borrowings on base rate loans under the Credit Agreement bear interest, payable monthly, at a rate equal to Commerce Bank’s prime rate as in effect from time to time, less an applicable margin ranging from (a) 0% if the leverage ratio, as defined below, is greater than or equal to 2.50 to 1, to (b) .75%, if the leverage ratio is less than 1.0 to 1.  Borrowings on  libor loans bear interest, payable at the end of the applicable interest period (but in any event at the end of each three month portion of a six month libor loan), at a rate equal to the applicable libor rate plus an applicable margin ranging from (a) 2.0%,  if the leverage ratio is greater than or equal to 2.50 to 1, to (b) 1.25%, if the leverage ratio is less than 1.0 to 1.  Letter of credit fees are payable quarterly and are equal to the applicable margin on libor loans times the lenders’ exposure under outstanding letters of credit.  There is a quarterly  non-use fee equal to the sum of, for each day during the preceding calendar quarter, the amount obtained by multiplying (a) the unused amount of the revolving credit commitment for such day, times (b) the applicable margin for non-use fee [.30% if the leverage ratio is greater than or equal to 1.75 to 1 and .25% if the leverage ratio is less than 1.75 to 1], times (c) the fraction, 1/360.

The availability of loans under the Credit Agreement is based on the borrowing base, as defined, which consists of varying percentages of the Company’s eligible inventory and accounts receivable, as defined.  Borrowings under the Credit Agreement are secured by the Company’s accounts and inventory, any related instruments or chattel paper and any equipment that it might refinance with proceeds of the loan.

The Credit Agreement contains various covenants, including ones limiting the Company’s ability to incur liens, incur debt, make investments, make capital expenditures, dispose of assets, issue stock, pay dividends outside of the ordinary course or purchase stock.  The Credit Agreement also requires the Company to maintain a fixed charge coverage ratio and a leverage ratio and minimum working capital and tangible net worth.

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

Critical Accounting Policies and Estimates

Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, incorporated by reference to Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 1, 2007, for a discussion of our critical accounting policies and the use of certain judgments and estimates in the preparation of our financial statements.

Impairment of Long-Lived Assets.  As previously reported, we review long-lived assets, mainly equipment, if events or circumstances indicate that usage may be limited and carrying values may not be recoverable. Should events indicate the assets cannot be used as planned, the realization from alternative uses or disposal is compared to the carrying value. If an impairment loss is measured, this estimate is recognized. A significant change in the assumptions could result in a different determination of impairment loss and/or the amount of any impairment.

In making such assessments, management must make estimates and judgments relating to anticipated revenues and expenses and values of our assets and liabilities.  Management’s estimates and judgments are based on our historical experience and management’s knowledge and understanding of current facts and circumstances.  Management derives data for its estimates from outside and internal sources, and considers such matters as product mix, unit sales, unit prices, input costs, expected target volume levels in supply contracts and expectations about new customers as well as overall market trends.

We assessed our ingredient solutions and other segments for impairment in both June and December of 2007 and concluded at those times that no impairment was necessary.  In reaching our conclusions, we did not anticipate the extent of the downturn in the economy and made some assumptions about trends of commodity prices and expected sales to existing and anticipated customers for our pet products that have proved to be incorrect.  Based on a reassessment of these segments following the end of the third quarter, we concluded that the current trend of high commodity prices may continue for the foreseeable future and that our customer base for pet products is migrating away from our wheat based protein resin to a less expensive corn starch basis.  We also considered our plans to shift production of certain texturized wheat proteins to third parties.  As a result, we concluded that our pet treat assets in our other segment and certain of our ingredient solutions segment assets in a mixed use facility at which our pet treat resins are made were impaired. We are currently reviewing strategic options for this facility, including possible sale.

In measuring for impairment of these assets, we assumed disposition and considered whether their carrying amounts exceed the sum of the undiscounted cash flows that we expect to result from their use and ultimate disposition at fair value. We have estimated that disposition will occur within one year.  In estimating the amount of net disposition proceeds, we have accorded equal probability to the possibilities that the assets would be sold as a whole or piecemeal.  Our estimates of fair value have been based on third party valuations of some assets and our estimates of the fair value of other assets, which are based on our knowledge of sales of similar assets by others.  The discount rate used in determining the present value of the estimated future cash flows was 0%.  Based on the foregoing, we estimated the possible range of loss at between $6.2 million to $10.0 million, and based on our probability analysis we have recorded an impairment charge of $8.1 million.  However, there is considerable management judgment necessary to determine the future cash flows and fair value.  Further, the amount derived from a disposition can vary significantly depending on the timing and manner of sale.  Accordingly, actual results could vary significantly from our estimates.

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

For the quarter ended December 30, 2007, we further refined the methodology for assessing identifiable assets and earnings (loss) before income taxes for all segments resulting in greater allocation to operating segments of identifiable assets and earnings (loss) before income taxes versus non-allocated corporate.  Amounts previously disclosed as identifiable assets as of July 1, 2007 and earnings (loss) before income taxes for the quarter and year-to-date periods ended April 1, 2007 have been adjusted to reflect this revision.

DEVELOPMENTS IN THE INGREDIENT SOLUTIONS SEGMENT

The continued global consumer focus on foods providing health and wellness attributes have provided the basis for the increased demand of our specialty ingredient solutions, specifically in our specialty wheat starch and specialty wheat protein product lines.  We expect this trend to continue for the foreseeable future and have aligned our product development and commercialization efforts around this growing demand.

As noted in previous quarters, the March 2007 recall of pet food products containing Chinese wheat flour misrepresented as wheat gluten has caused heightened demand for our vital wheat gluten.  We have met this increased demand with increased vital wheat gluten production from our Atchison, Kansas and Pekin, Illinois manufacturing facilities.  This increase in demand, combined with improved pricing, is also providing a significant impact on revenues of our ingredient solutions segment.  We continue to believe this development to be a short-term trend only and in parallel will continue to maintain our long-term focus on the continued development and commercialization of our value-added wheat protein solutions.

Record high wheat prices continue to drive up the cost of sales in the ingredient solutions segment as wheat serves as the primary raw material for the majority of the products in this segment.  Towards the end of the third quarter of fiscal 2008, record high wheat prices began to abate on the forecasts of dramatically increased global wheat plantings and increased participation throughout a significant portion of the U.S. winter wheat crop area.  We expect wheat prices to remain very strong throughout the remainder of fiscal 2008 with some possible weakening in wheat prices commensurate with the actual harvests of the 2008 U.S., E.U., and Australian wheat crops.  The magnitude of any possible reduction in wheat prices will be directly related to the actual harvested yields, which are primarily influenced by environmental conditions, such as precipitation and temperatures.

As noted below in the discussion of our other segment, developments in our pet treat business have led us to conclude that our pet treat assets are impaired.  We also concluded that certain of our texturized wheat protein assets at a shared manufacturing facility in Kansas City, Kansas are also impaired.  Of the total impairment charge recognized in the third quarter, $3.4 million relates to assets allocated to our ingredient solutions segment.

DEVELOPMENTS IN THE DISTILLERY PRODUCTS SEGMENT

Profit margins in the distillery products segment continue to be adversely impacted by the  effect of higher corn prices and ethanol selling at a discount to gasoline.  As industry-wide ethanol production capacity continues to expand, corn prices continue to reflect increased demand related to this increased ethanol production.  Corn prices have also been adversely impacted by USDA projections of lower corn acres to be planted in 2008. Our hedging program, consisting of derivatives and cash purchases, has softened the impact of rising corn prices during the quarter and year-to-date periods.

The factors which served to reduce profit margins in our distillery products segment could be mitigated by new biofuel requirements contained within the energy bill signed by President Bush on December 19, 2007.   The bill, which becomes effective for the calendar year 2008, will require the blending of 9.0 billion gallons of biofuel (such as ethanol) in calendar year 2008 and 11.1 billion gallons in calendar year 2009.  However, corn prices could be further adversely impacted as a result of increased ethanol production related to the biofuel requirements, further increasing our cost of sales.

During the quarter ended December 30, 2007, measures implemented in fiscal 2007 to improve capacity and strengthen alcohol production efficiencies at our distillery operations in both Atchison, Kansas and Pekin, Illinois were completed and became operational.  Additionally, during the quarter ended December 30, 2007, an $11.1 million dryer system for the manufacture of distillers grain became fully operational.

The purpose of this dryer was to improve production efficiencies and lower energy costs as well as fulfill emission control standards.  These factors have expanded production capacity, yet we have encountered certain fermentation and other  issues related to the alcohol production process that resulted in a production level below maximum capacity.  The fermentation issues were addressed and corrected during the second quarter of fiscal 2008 but our third quarter production remained at less than capacity due to other production issues at our Pekin facility.   We have been able to maintain sales at near capacity volumes during the quarter by reducing our alcohol inventory by approximately 2.4 million  gallons.  Finally, we continue to evaluate options related to reducing energy costs including seeking a third party to provide a new coal boiler facility at our Pekin, Illinois plant.

DEVELOPMENTS IN THE OTHER SEGMENT

Since the loss of a major customer in the fourth quarter of fiscal 2006, sales of our other segment have ranged from $1,226,000 to $1,720,000 a quarter, and averaged $1,440,000 per quarter.  In our most recent quarter ended March 31, 2008, sales of the other segment were $1,670,000, of which $1,027,000 were from our pet treat resins.  Most of the recent sales improvement in our other segment has come from increased sales of our biopolymers, with average monthly sales volume for the second half of fiscal 2008 improving by nearly 150% over the first half of fiscal 2008.

During and following the time frame that we lost sales from our major pet treat customer, we entered into three other supply contracts with other manufacturers of pet treats. We experienced a 27% increase in pet treat sales, primarily from these customers, in the third quarter of fiscal 2007, and based upon these trends and other assumptions, we expected sales to continue to grow.  At June 2007, we remained generally optimistic about the consumer economy as a whole and the pet industry in particular, and did not anticipate an economic downturn.  Furthermore, we had two R&D technicians who were spending the majority of their time on pet treat resin development. We expected these R&D activities to produce new products that would enhance sales in fiscal years 2009 and beyond.

Although we had seen a fourth quarter fiscal 2007 decline in pet treat resin sales, we had experienced 13% and 2% improvements, respectively, in pet treat resin sales during the first and second quarters of fiscal 2008. Our annualized sales were below the levels we had hoped for, but we were negotiating with an existing bio resin customer to produce pet treat resin products and remained optimistic. The primary reason that our pet resin sales lagged expectations was significant increases in commodity prices, which we concluded  represented record highs.  We felt  that commodity prices would return to more normal levels near or shortly after the end of fiscal 2008.

Certain of our pet treat customers have not been meeting minimum expectations under our supply contracts, and during the third quarter we learned that two of them have excess inventories, due, we believe, to the downturn in the economy. We therefore expect reduced sales to them in coming months.  Further,  our negotiations to sell pet treat products to our existing biopolymer customer have yielded no results and we now do not anticipate that it will become a pet treat customer.

Contrary to our earlier expectations, commodity prices continue to rise.  At March 31, 2008, the futures prices for wheat ranged from $9.60 to $10 a bushel, nearly twice our expectations at year end and approximately 40% higher than the actual average price paid year-to-date at December 30, 2007.   We have now concluded that the current trend of high commodity prices may continue for the foreseeable future. We are unable to pass on  the increased costs that we have experienced to certain of our customers with whom we are contractually bound at prices which are now unfavorable to us.  As a result of these commodity cost trends, we believe our customer base for these products is migrating away from a wheat based protein resin to a less expensive corn starch resin. We recently decided to cease R&D activities on pet products and have reduced staffing in the pet product area.

At the completion of the quarter, we undertook a review of our long-lived assets in our other segment and, based on the foregoing considerations, we concluded that an impairment charge on these assets was appropriate.  Our pet treat assets are located at a joint use facility, and in the course of our review we also concluded  to write-down all the assets at that facility, including those associated with certain of our Wheatex® textured wheat proteins that, in the future, we intend to produce through third parties.  We recorded an $8.1 million impairment charge related to these combined assets of which $4.7 million related to assets allocated to our other segment.  We are evaluating the strategic alternatives for the plant and equipment at our  KCIT facility, which may include their sale.

SEGMENT RESULTS

The following is a summary of revenues and pre-tax profits / (loss) allocated to each reportable operating segment for the quarterly and year-to-date periods ended March 31, 2008 and April 1, 2007.  For additional information regarding our operating segments, see Note 5-Operating Segments included under Part 1, Item 1, Financial Statements of this Form 10-Q and incorporated herein by reference.

	Quarter Ended		Year-to-Date
(in thousands)	March 31, 2008	April 1, 2007	March 31, 2008	April 1, 2007
		(restated)		(restated)
Ingredient solutions
Net Sales	$25,960	$17,423	$73,212	$46,512
Pre-Tax Income (Loss)	(4,554)	(655)	(4,484)	(5,978)
Distillery products
Net Sales	79,064	74,664	210,945	215,351
Pre-Tax Income (Loss)	3,426	4,163	5,443	35,116
Other
Net Sales	1,670	1,720	4,509	4,584
Pre-Tax Income (Loss)	(1,664)	(853)	(5,789)	(4,522)

GENERAL

Due primarily to an impairment loss, consolidated earnings for the third quarter of fiscal 2008 decreased compared to the same period in fiscal 2007 with a net loss of $6,629,000 on consolidated sales of $106,694,000 versus net income of $2,148,000 on consolidated sales of $93,807,000 in the third quarter of fiscal 2007.  Earnings in the ingredient solutions segment declined over the same period in fiscal 2007 primarily related to higher wheat prices and earnings in our distillery products segment declined due primarily to continued higher corn prices coupled with reduced ethanol prices and unit sales.  The negative earnings performance in the other segment, consisting primarily of business lines for pet product and plant-based biopolymer applications, also declined over the same quarter for fiscal 2007.

Year-to-date consolidated earnings for fiscal 2008 also declined for a net loss of $1,753,000 on sales of $288,666,000 compared to fiscal 2007 with net income of $15,898,000 on sales of $266,447,000, principally as a result of a decline in our distillery products segment resulting from continued higher corn prices coupled with reduced ethanol prices and unit sales.  Losses in the ingredient solutions segment improved over the same period in fiscal 2007, yet were still negatively impacted by rising wheat costs.  Rising wheat costs also negatively impacted the other segment, consisting primarily of developing business lines for pet product and plant-based biopolymer applications.

For the year-to-date period ended March 31, 2008, we realized a net gain on the settlement of our two year patent infringement and contract litigation of $7,046,000, net of related professional fees of $568,000 and $386,000, respectively, incurred during the first and second quarters of fiscal 2008.  During the year-to-date period ended March 31, 2008, we reassessed the need for a valuation allowance which previously offset the deferred tax asset related to certain state tax credit carryforwards.  It was determined that the valuation allowance was no longer appropriate and was therefore removed, resulting in a net tax benefit in the year-to-date period ended March 31, 2008, of approximately $2.0 million.  Also, during the quarter and year-to-date periods ended March 31, 2008, we determined the assets at our Kansas City, Kansas facility exceeded their estimated realizable fair value.  Accordingly, we recorded a non-cash pre-tax charge of $8.1 million related to the impairment of these assets, of which $4.7 million related to our other segment and $3.4 million to our ingredient solutions segment.

INGREDIENT SOLUTIONS

Total ingredient solutions sales revenue for the quarter ended March 31, 2008 increased by $8.5 million or 49.0 percent, compared to the quarter ended April 1, 2007.  Revenues for specialty ingredients, consisting of specialty proteins and specialty starches, also increased during the third quarter of fiscal 2008 compared to the same quarter in fiscal 2007 by $3.1 million, or 24.6 percent.  Revenues for specialty proteins increased as a result of higher unit sales as well as increased per unit prices.  Revenues for specialty starches rose as a result of improved pricing as well as improved unit sales.  Revenues for vital wheat gluten, which increased $4.4 million, or 158.6 percent, were a result of both increased sales volume as well as higher per-unit pricing.  Revenues for commodity starch decreased $161,000, or 16.3 percent, as a result of reduced sales volume consistent with the implementation of our strategy of continued development and commercialization of our value-added wheat proteins and starches.  This decrease in commodity starch unit sales was partially offset by improved per-unit pricing.   While revenues for the ingredient solutions segment improved overall, margins continued to be significantly impacted by increased cost of sales related to record high wheat prices.  The per bushel cost of wheat for the quarter ended March 31, 2008 increased by 86.8 percent over the quarter ended April 1, 2007.

Total ingredient solutions sales revenue for the year-to-date period March 31, 2008 increased by $26.7 million, or 57.3 percent, compared to the year-to-date period ended April 1, 2007.  Consistent with the quarter, revenues for specialty ingredients, consisting of specialty proteins and specialty starches, increased during the year-to-date period ended March 31, 2008 compared to the year-to-date period ended April 1, 2007 by $8.7 million, or 25.3 percent.  Revenues for specialty proteins increased as a result of higher unit sales as well as increased per unit prices.  Revenues for specialty starches rose as the result of improved pricing and unit sales. Revenues for vital wheat gluten, which increased $16.4 million, or 233.3 percent, were a result of both increased sales volume as well as higher per-unit pricing.    Revenues for commodity starch decreased $988,000, or 30.1 percent, as a result of reduced sales volume consistent with the implementation of our strategy of continued development and commercialization of our value-added wheat proteins and starches.  This decrease in commodity starch unit sales was partially offset by improved per-unit pricing.   While sales revenue for the ingredient solutions segment improved overall, margins continued to be significantly impacted by increased cost of sales related to record high wheat prices.  The per bushel cost of wheat for the year-to-date period ended March 31, 2008 increased by 54.9 percent over the year-to-date period ended April 1, 2007.

DISTILLERY PRODUCTS

Total distillery products sales revenue for the quarter ended March 31, 2008 increased $4.4 million, or 5.9 percent, compared to the quarter ended April 1, 2007.  This increase was due to increased revenues related to food grade alcohol of $4.3 million, or 16.3 percent, over the quarter ended April 1, 2007. Increases in revenue for food grade alcohol were attributable to both increased volume as well as improved per-unit pricing.  Also contributing to this increase were improvements in distillers grain revenue.  These factors, which led to increased revenue for distillery products, were partially offset by reduced revenue for fuel grade alcohol due to reduced production levels related to production problems, partially offset by improvements in pricing for food grade alcohol.   While revenues for distillery products improved for the quarter ended March 31, 2008, margins were still significantly impacted by increased cost of sales related to increased corn prices compared to the quarter ended April 1, 2007.  For the quarter ended March 31, 2008, the per-bushel cost of corn, before adjustments for the impact of our hedging practices, averaged nearly 22.0 percent higher than the quarter ended April 1, 2007.   These increased costs yielded a substantially reduced profit for the segment.

Total distillery products sales revenue for the year-to-date period ended March 31, 2008 decreased $4.4 million, or 2.0 percent, compared to the year-to-date period ended April 1, 2007.  This decrease was due to reduced revenues for fuel grade alcohol of $18.6 million due to reduced ethanol prices as well as reduced production levels related to fermentation and other production problems. Decreases in revenues for fuel grade alcohol were partially offset by increased revenue from food grade alcohol of $8.6 million attributable to increased per-unit prices as well as improvements in unit sales.  Distillers grain revenue for the year-to-date period ended March 31, 2008 increased $4.3 million, or 18.4 percent, over the year-to-date period ended April 1, 2007 as a result of improved pricing offset partially by reduced unit sales.   In addition to reduced revenues for distillery products for the year-to-date period ended March 31, 2008, margins were significantly impacted by increased cost of sales related to increased corn prices compared to the year-to-date period ended April 1, 2007.  For the year-to-date period ended March 31, 2008, the per-bushel cost of corn, adjusted for the impact of our hedging practices, averaged nearly 30.3 percent higher than the year-to-date period  ended April 1, 2007.   These increased costs, coupled with reduced revenues, yielded a substantially reduced profit for the segment.

OTHER PRODUCTS

For the quarter and year-to-date periods ended March 31, 2008, revenues for other products, consisting primarily of pet products and plant-based biopolymers, decreased $50,000 and $75,000 respectively or 2.9 percent and 1.6 percent respectively, compared to the same periods ended April 1, 2007, primarily as a result of reduced unit sales partially offset by improved per-unit prices related to product mix.

SALES

Net sales for the quarter ended March 31, 2008 increased $12.9 million, or 13.7 percent, compared to the quarter ended April 1, 2007, as a result of increased sales in the ingredient solutions segment related to improvements in unit sales as well as overall improvements in pricing for both commodity and specialty products.  Sales in the distillery products segment also improved resulting mainly from improved pricing partially offset by reduced production for fuel grade alcohol.  For fuel grade alcohol, the per-unit price remained relatively flat quarter to quarter while unit sales declined over 10.0 percent.  Per unit prices for food grade alcohol improved approximately 1.9 percent compared to the quarter ended April 1, 2007 while unit sales in this area improved approximately 14.0 percent.  Revenues for distillers grain improved as a result of increased per-unit pricing.  Net sales for our other segment declined slightly with a decrease of $50,000 primarily related to reduced unit sales.

Net sales for the year-to-date period ended March 31, 2008 increased $22.2 million, or 8.3 percent, compared to the year-to-date period ended April 1, 2007 as a result of increased sales in the ingredient solutions segment related to improvements in unit sales as well as overall improvements in pricing for both commodity and specialty products.  These increases were partially offset by reduced revenues in the distillery products segment resulting principally from reduced per unit prices and unit sales for fuel grade alcohol.  For fuel grade alcohol, the per-unit price declined nearly 6.6 percent while unit sales declined over 9.8 percent.  Per unit prices for food grade alcohol improved approximately 8.6 percent during the year-to-date period while unit sales improved approximately 2.8 percent.  Revenues for distillers feed improved as a result of increased per-unit pricing.  Net sales for our other segment declined slightly with a decrease of $75,000 primarily related to reduced unit sales.

COST OF SALES

For the quarter and year-to-date periods ended March 31, 2008, cost of sales rose $17.2 million (20.1 percent) and $49.4 million (21.8 percent), respectively compared to the quarter and year-to-date periods ended April 1, 2007.  For both the quarter and year-to-date periods, these increases were primarily the result of higher grain costs and higher costs of other inputs used in the manufacturing process.  Higher grain costs were directly the result of higher grain prices during both the quarter and year-to-date periods ended March 31, 2008 compared to the quarter and year-to-date periods ended April 1, 2007.  For the quarter ended March 31, 2008, the per-bushel cost of corn averaged nearly 22 percent higher than the quarter ended April 1, 2007.  For the year-to-date period ended March 31, 2008, the per-bushel cost of corn, adjusted for the impact of our hedging practices, averaged nearly 30.3 percent higher than the year-to-date period ended April 1, 2007.   For the quarter ended March 31, 2008, the per-bushel cost of wheat averaged nearly 86.8 percent higher than the quarter ended April 1, 2007 while the average cost for natural gas increased 18.6 percent.  For the year-to-date period ended March 31, 2008, the per-bushel cost of wheat averaged nearly 54.9 percent higher than the year-to-date period ended April 1, 2007 while the average cost for natural gas rose 14.1 percent.

Included within cost of sales for the quarter and year-to-date periods ended March 31, 2008 were mark-to-market adjustments on undesignated derivative instruments resulting in a reduction to cost of sales expense of $915,000.

During the year-to-date period ended March 31, 2008, we identified a portion of our inventory that we felt was either  outdated or in need of additional processing to meet necessary quality standards, resulting in a charge to earnings of $1.3 million.

As described in Note 4 of our Notes to Condensed Consolidated Financial Statements, incorporated herein by reference, effective April 1, 2008, we elected to discontinue the use of hedge accounting for all commodity derivative positions.  Accordingly, changes in the value of derivatives subsequent to March 31, 2008 will be recorded in cost of sales in the Company’s Consolidated Statements of Income.  Additionally, certain derivative instruments entered into during the third quarter were not designated as hedges. The change in the market value of these  instruments has been recorded in cost of sales in our Consolidated Statements of Income.  These instruments were adjusted to market value at March 31, 2008.  If these derivatives had been designated for hedge accounting, we would have recognized lower net income of $1.5 million (net of tax of $0.8 million), or $0.09 less in earnings per share, as a result of deferred gains and ineffectiveness recognized. As of March 31, 2008, the mark-to-market adjustment of $4.2 million, net of tax of $2.8 million included in accumulated other comprehensive income will remain in accumulated other comprehensive income, until the forecasted transactions to which the specific hedged positions relate occur, which we anticipate to be approximately $3.6 million in the fourth quarter of fiscal 2008 and $3.4 million in the aggregate in the first and second quarters of fiscal 2009.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the third quarter of fiscal 2008 increased by $1,100,000 to $6,532,000 from $5,432,000, for the same period in fiscal 2007.  For the year-to-date period ended March 31, 2008, selling, general and administrative expenses increased by $2,227,000, to $17,626,000 from $15,399,000, from the year-to-date period ended April 1, 2007.  For both the third quarter and year-to-date period, ended March 31, 2008, we incurred increased costs related to the implementation of certain information technology and communication systems, increased costs related to employee health care benefits as well as increased occupancy costs, including depreciation, related to our new administrative offices and technology center.  Additionally, we incurred increased costs related to legal, accounting and other professional fees as well as increased compensation expense related  to higher administrative staffing.  These factors, which contributed to an increase in selling, general and administrative expenses were partially offset by lower compensation costs related to the Company’s management incentive programs.

Selling, general and administrative expenses for the year-to-date period ended March 31, 2008 have also been adjusted by a reduction of $954,000 to reclassify first and second quarter legal and professional expenses related to the gain on settlement of litigation from selling, general and administrative to the gain on settlement of litigation.

We anticipate selling, general and administrative costs will continue throughout the remainder of the fiscal year at approximately the same level experienced in the each of the first three quarters.

OTHER INCOME, NET

Other income, net, decreased $129,000 (22.1 percent) and $575,000 (50.2 percent) for the quarter and year-to-date periods ended March 31, 2008, respectively, compared to the quarter and year-to-date periods ended April 1, 2007.  These decreases were principally attributable to changes in interest capitalized as well as the effect of certain other non-recurring, non-operating revenue items.  It is our practice to credit other income for interest incurred that is capitalized.

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

IMPAIRMENT OF LONG-LIVED ASSETS

In connection with the preparation of our financial statements for the quarter ended March 31, 2008, the Company undertook a review of its long-lived assets contained within its other and ingredient solutions segments  in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).  The review took into account the impact of the rising trend of commodity prices on existing contracts and consumer preferences, anticipated sales to existing customers, the failure of anticipated business to develop, recent decisions to cease R&D activities on pet products and reduce staffing in the pet product area and plans to shift production of certain texturized wheat proteins to third parties.  Based upon this review, management estimates that the carrying value of the assets comprising its Kansas City manufacturing facility (“KCIT facility”) exceeds the estimated realizable fair value of these assets.  In accordance with SFAS No. 144, the Company  has recorded a non-cash pre-tax charge of $8.1 million for the quarter ended March 31, 2008 related to the impairment of these assets.  Of this amount, $4.7 million relates to assets allocated to the Company’s other segment and $3.4 million relates to assets allocated to the Company’s ingredient solutions segment. The Company is evaluating the strategic alternatives for the plant and equipment at its KCIT facility, which may include their sale.

INTEREST EXPENSE

Interest expense for the third quarter of fiscal 2008 increased $151,000 compared to the third quarter of fiscal 2007.  For the year-to-date period ended March 31, 2008, interest expense increased $381,000 compared to the year-to-date period ended April 1, 2007.  These increases were the result of higher balances on our outstanding line of credit compared to the same periods in the prior year.  These increases were partially offset by reduced balances on our long-term notes payable.

INCOME TAXES

For the quarter ended March 31, 2008, our income tax benefit was $4,166,000 for an effective rate of (38.6) percent compared to a provision of $884,000 for the quarter ended April 1, 2007 for an effective rate of 29.2 percent.

For the year-to-date period ended March 31, 2008, our income tax benefit was $4,601,000 for an effective rate of (72.4) percent compared to a provision of $9,204,000 for the year-to-date period ended April 1, 2007 for an effective rate of 36.7 percent.  Excluding certain one-time discrete items applicable to this year, our effective rate was 35.4 percent.

As of the close of the second quarter of fiscal 2008, we had approximately $3.0 million in unused Kansas State Income Tax Credits (“tax credits”) related to capital investments we have made at our Atchison, Kansas facility.  During the quarter, management reassessed the need for a valuation allowance which previously offset the deferred tax asset related to the credit carryforwards.  It was determined that the valuation allowance was no longer appropriate and it was therefore removed, resulting in a new tax benefit for the year-to-date ended March 31, 2008 of approximately $2.0 million.  In making this determination, we considered whether it was more likely than not that we would be able to continue meeting wage base and training requirements in an annual recertification process.  We also considered whether  it was more likely than not that we would have sufficient taxable income to utilize the carryforwards. Based on our analysis as of December 31, 2007, we concluded that it was more likely than not that the credits would be available to us.  The tax credit carryforwards will expire as follows: $1.7 million generated in fiscal year 2005 will expire in fiscal year 2014 and $1.3 million generated in fiscal year 2006 will expire in fiscal year 2015.

NET INCOME

As the result of the foregoing factors, we experienced a net loss of $6,629,000 in the quarter ended March 31, 2008 compared to net income of $2,148,000 in the quarter ended April 1, 2007.  For the year-to-date period ended March 31, 2008, we experienced a net loss of $1,753,000 compared to net income of $15,898,000 for the year-to-date period ended April 1, 2007.

LIQUIDITY AND CAPITAL RESOURCES

The following table is presented as a measure of our liquidity and financial condition:

	March 31,	July 1,
(Dollars in thousands)	2008	2007
		(as restated)(2)
Cash and cash equivalents	$—	$3,900
Working capital	54,965	46,846
Amounts available under lines of credit	20,000	13,000
Notes payable and long-term debt	19,951	20,091
Stockholders’ equity	146,298	147,009

	Year-to-Date Ended
	March 31,	April 1,
	2008	2007
		(as restated)(2)
Depreciation and amortization	11,515	10,437
Capital expenditures	4,277	16,778
EBITDA(1)	6,201	36,198

(1)          EBITDA equals earnings before interest, taxes, depreciation and amortization.

(2)          See Note 12 to Notes to Condensed Consolidated Financial Statements.

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

The following table sets forth a reconciliation of net income to EBITDA for the year-to-date periods ended March 31, 2008 and April 1, 2007 (in thousands):

	Year-to-Date Ended
	March 31, 2008	April 1, 2007
		(as restated)(1)
Net income	$(1,753)	$15,898
Provision (benefit) for income taxes	(4,601)	9,204
Interest expense	1,040	659
Depreciation	11,515	10,437
EBITDA	$6,201	$36,198

The following table sets forth a reconciliation of EBITDA  to cash flows from operations for the year-to-date periods ended March 31, 2008 and April 1, 2007 (in thousands):

	Year-to-Date Ended
	March 31, 2008	April 1, 2007
		(as restated)(1)
EBITDA	$6,201	$36,198
Benefit (provision) for income taxes	4,601	(9,204)
Interest expense	(1,040)	(659)
Non-cash charges against (credits to) net income:
Deferred income taxes	(4,718)	644
Loss (gain) on sale of assets	10	(3)
Loss on impairment of assets	8,100	—
Changes in operating assets and liabilities	(10,194)	(18,778)
Cash flow from operations	$2,960	$8,198

(1)          See Note 12 to Notes to Condensed Consolidated Financial Statements.

CASH FLOW INFORMATION

Summary cash flow information follows for the year-to-date periods ended March 31, 2008 and April 1, 2007, respectively:  (Dollars in thousands)

	Year-to-Date Ended
	March 31,	April 1,
	2008	2007
Cash flows provided by (used for):
Operating activities	$2,960	$8,198
Investing activities	(4,635)	(16,691)
Financing activities	(2,225)	(3,592)

Increase (decrease) in cash and cash equivalents	(3,900)	(12,085)
Cash and cash equivalents at beginning of year	3,900	14,495
Cash and cash equivalents at end of year	$—	$2,410

During the year-to-date period ended March 31, 2008, our consolidated cash decreased $3,900,000 compared to a decrease of $12,085,000 during the year-to-date period ended April 1, 2007.  The current year’s decrease was primarily a result of reduced operating cash flow resulting from an increase in inventory carrying costs, prepaid expenses, deposits and reduced net income from $15,898,000 to ($1,753,000).  The reduced net income included the following  one-time after-tax items: (i) $4.7 million litigation settlement; (ii) $2 million tax credit; and (iii)  $1.5 million from a change in our  hedging program, the effects of which were offset by (iv) a $4.9 million impairment charge and (v) $929,000 of inventory write-downs. The net after-tax impact of these items was $2.4 million, or $0.14 per diluted share.  The impact of the change in our hedging program is merely a timing difference, as it accelerated the recognition of amounts that would have been recognized over the next three quarters.  The impact of reduced operating cash flow was partially offset by reduced cash outflows related to capital expenditures during the year-to-date ended March 31, 2008 compared to the year-to-date ended April 1, 2007.  Additionally, net proceeds from our line of credit provided a source of cash.  Historically, the principal sources of cash are operating cash flow, proceeds from stock plans and the issuance of long-term debt.  Principal uses of cash are capital expenditures, payment of debt and the payment of dividends.

Operating Cash Flows.  Summary operating cash flow information for the year-to-date periods ended March 31, 2008 and April 1, 2007, respectively, is as follows:  (Dollars in thousands):

	Year-to-Date Ended
	March 31,	April 1,
	2008	2007
		(as restated)(1)
Net income (loss)	$(1,753)	$15,898
Depreciation	11,515	10,437
Loss (gain) on sale of assets	10	(3)
Loss on impairment of assets	8,100	—
Deferred income taxes	(4,718)	644
Changes in working capital items:
Restricted cash	3,333	(1,663)
Accounts receivable	1,189	(6,172)
Inventory	(17,258)	(6,001)
Accounts payable and accrued expenses	6,843	3,403
Deferred credit	(925)	(993)
Income taxes payable/receivable	(984)	(5,934)
Other	(2,394)	(1,418)
Net cash provided by operating activities	$2, 960	$8,198

(1)          See Note 12 to Notes to Condensed Consolidated Financial Statements.

Cash flow from operations for the year-to-date period ended March 31, 2008 decreased $5,238,000 to $2,960,000 from $8,198,000 for the year-to-date period ended April 1, 2007.  This decline in operating cash flow was primarily related to an increase in inventories of $17,258,000 for the year-to-date period ended March 31, 2008 compared to an increase of $6,001,000 for the year-to-date period  ended April 1, 2007 and a reduction in net income of $17,651,000 from $15,898,000 for the year-to-date ended April 1, 2007 to a net loss $1,753,000 for the year-to-date period ended March 31, 2008.  Inventory for the year-to-date period ended March 31, 2008 increased by $25,225,000.  Of this increase, $2,060,000 was related to higher raw material inventories which increased by $6,222,000 due to higher prices offset by a $4,162,000 reduction resulting from lower volume; $12,635,000 was related to higher finished goods inventories, which increased $4,022,000 due to increased costs and $8,613,000 due to higher volumes, while $2,560,000 was related to changes in other inventory items consisting of maintenance and packaging materials as well as investments in derivative instruments.  Inventory also increased by $7,970,000 as a result of non-cash mark-to-market adjustments to our derivative values.  Adjustments to net loss related to increases in deferred taxes also served to reduce operating cash flow.  These factors, which served to reduce operating cash flow, were partially offset by a non-cash adjustment to net loss for the loss on impairment of assets of $8,100,000.  Additionally, operating cash flow was impacted by the timing of cash receipts and disbursements resulting in a decrease in accounts receivable and an increase in accounts payable, partially offset by the pre-payment of certain expenses.

Investing Cash Flows.  Net investing cash outflow for the year-to-date period ended March 31, 2008 was $4,635,000 compared to $16,691,000 for the year-to-date period ended April 1, 2007.  During the year-to-date period ended April 1, 2007, we made investments of $16,778,000 in capital expenditures, including expenditures relating to distillery expansion at our Atchison plant, the acquisition of feed dryers at our Pekin plant, injection molding and packaging equipment at the Kansas City, Kansas facility, equipment to improve the efficiency of our alcohol production facilities at Pekin as well as construction costs related to our new corporate headquarters and technology center in Atchison.  Capital expenditures for the year-to-date period ended March 31, 2008 were significantly lower at $4,277,000.

Financing Cash Flows.  Net financing cash outflow for the year-to-date period ended March 31, 2008, was $2,225,000 compared to $3,592,000 for the year-to-date period ended April 1, 2007, for a net decrease in cash outflow of $1,367,000.  During the year-to-date period ended March 31, 2008, we had net proceeds of $3,000,000 under our operating line of credit.  Additionally, during the year-to-date period ended April 1, 2007, we purchased 80,500 shares of our common stock at an average price of $24.09 per share for a total of $1.9 million in connection with tax elections made by participants in our option and restricted stock plans.  No such transactions occurred in the year-to-date period ended March 31, 2008.  Proceeds from stock plans decreased significantly due to a reduced number of stock options being exercised during the quarter.

HEDGING AND INVENTORY COSTS

Included within the carrying value of inventory of $67,820,000 as of March 31, 2008 is the market value of derivative instruments related to our hedging strategy of $9,000,000.  Of the $8,000,000 mark-to-market adjustment (where derivative instruments are adjusted to market value) related to these derivative instruments, $4,200,000 has been credited to accumulated other comprehensive income, net of taxes of $2,800,000, to reflect the effective portion of these hedge instruments.  Additionally, included within the value of these derivative instruments is the initial cost of approximately $1,200,000 related to the cost of option contracts.  These amounts will subsequently be recognized in earnings as the hedged transaction (production and sale of product) occurs.  Additionally, $940,000 represents mark-to-market gains on open undesignated derivative contracts while $140,000 represents losses related to the ineffective portion of put/call option contracts designated for hedge accounting related to changes in time value.

In connection with the purchase of raw materials, principally corn and wheat, for anticipated operating requirements, we sometimes enter into various commodity derivative contracts to manage the risk of future grain price increases.  During the quarter ended March 31, 2008, we utilized derivatives to hedge approximately 78 percent of corn processed compared with approximately 24 percent of corn processed in the quarter ended April 1, 2007.   During the year-to-date period ended March 31, 2008, we utilized derivatives to hedge approximately 46 percent of corn processed compared with approximately 36 percent of corn processed in the year-to-date period ended April 1, 2007.   We did not hedge the cost of any wheat that we processed during the quarter or year-to-date periods ended March 31, 2008.  Raw material costs in the quarter ended March 31, 2008 included a net hedging gain of approximately $9.1 million compared to a net hedging gain of $476,000 in the quarter ended April 1, 2007.  Raw material costs in the year-to-date period ended March 31, 2008 included a net hedging gain of $8.9 million compared to a net hedging gain of $500,000 in the year-to-date period ended April 1, 2007.

These hedge transactions are highly effective.  Accordingly, nearly all related losses were entirely offset by reduced raw materials costs.

As of March 31, 2008, through the use of derivative contracts, we had hedged 67 percent and 8 percent of our projected corn and wheat consumption respectively, for the remainder of the fiscal year.  Including cash purchases, we have hedged 100 percent and 52 percent of our projected corn and wheat consumption respectively, for the remainder of the fiscal year and 17.4 of our projected corn consumption through the first three quarters of Fiscal 2009.

As described in Note 4 of our Notes to Condensed Consolidated Financial Statements, incorporated herein by reference, effective April 1, 2008, we elected to discontinue the use of hedge accounting for all commodity derivative positions.  Accordingly, changes in the value of derivatives subsequent to March 31, 2008 will be recorded in cost of sales in the Company’s Consolidated Statements of Income.

Additionally, certain derivative instruments entered into during the third quarter were not designated as hedges. The change in the market value of these  instruments has been recorded in cost of sales in our Consolidated Statements of Income.  These instruments were adjusted to market value at March 31, 2008.  If these derivatives had been designated for hedge accounting, we would have recognized lower net income of $1.5 million (net of tax of $0.8 million), or $0.09 less in earnings per share, as a result of deferred gains and ineffectiveness recognized. As of March 31, 2008, the mark-to-market adjustment of $4.2 million net of tax of $2.8 million included in accumulated other comprehensive income will remain in accumulated other comprehensive income until the forecasted transactions to which the specific hedged positions relate occur, which we anticipate to be approximately $3.6 million in the fourth quarter of fiscal 2008 and an aggregate of $3.4 million in the first and second quarters of fiscal 2009.

COMPARISON TO APRIL 1, 2007

During the twelve month period ended March 31, 2008, our consolidated cash decreased $2,410,000.  The twelve month decrease was primarily a result of an increase in inventory carrying costs, deposits on pending grain purchases and lower operating cash flow related to reduced net income. Additionally, we incurred capital expenditures of $10,687,000 for the twelve month period ended March 31, 2008, yielding a higher investment in property and equipment.  In addition to operating cash flows, we financed capital expenditures and increased inventory using our revolving credit facility.

During the twelve month period ended March 31, 2008, our working capital increased $6,831,000, primarily as a result of increased inventories and deposits on pending grain purchases.  This increase in working capital was partially offset by reduced cash balances (including restricted cash), reduced receivables, reduced deferred income tax assets and income taxes receivable and higher balances outstanding on accounts payable, accrued expenses and on our revolving credit facility.

CONTRACTUAL OBLIGATIONS

As of March 31, 2008, the amount of long-term debt was $9,951,000 compared to $13,091,000 at July 1, 2007.

As described in Note 13 of our Notes to Condensed Consolidated Financial Statements, incorporated herein by reference, on May 5, 2008 we entered a new, borrowing base, secured Credit Agreement which replaces our old line of credit agreement and which, subject to borrowing base limits and accordion features described in Note 13,  provides for a $40 million, three year revolving credit facility and a $25 million, five year term loan facility.  Borrowings under the term loan facility may be made until  May 4, 2009 and the then outstanding principal of the term loan will be payable commencing June 30, 2009 in quarterly payments equal to 1/28 of then outstanding principal balance of the term loan.  The outstanding principal balance of revolving credit loans is due on the third anniversary of the Credit Agreement.

In addition to payment and covenant defaults, events of default entitling the lenders  to accelerate the Company’s obligations under the Credit Agreement include

•                  defaults under other debt exceeding $1.5 million which entitle the holder to accelerate such debt (unless, within specified time period, the Company gives notice  to its lenders under the Credit Agreement and the holder of the other debt waives the default),

•                  the Company’s failure to own all the stock of its subsidiaries,  MGP Ingredients of Illinois, Inc. and Midwest Grain Pipeline, Company,

•                  the incurrence of  a judgment in excess of  $1 million which remains unsatisfied or unstayed for 30 days , or

•                  the Company’s lenders  cease to have a first priority lien in its collateral, except for permitted liens.

If a default occurs which, upon the giving of notice or lapse of time or both will become an event of default, the lenders may reduce or terminate the obligation to make loans under the Credit Agreement.

CAPITAL EXPENDITURES.

In the current year-to-date, we have spent $4.3 million in capital expenditures and have commitments for an additional $6.3 million which we anticipate will be spent within the next 12 months.

We have applied for approvals for the construction of a 330,000 pound per hour high pressure solid fuel boiler cogeneration facility at our Pekin, Illinois plant.  The proposed facility will utilize coal as the primary fuel.  The cost of the project is estimated at $100.0 million.  We are seeking a third party energy provider to fund, own and operate the facility, and would expect to enter a multi-year energy supply agreement with the energy provider.

After an operating license is granted and a third party energy provider is identified to build the facility, it is anticipated that it would take three to four years to construct and put the facility into operation.

The facility is proposed to be located on a site that we would lease to the provider which is located on our plant’s 49-acre site.  It will be utilized to produce steam to power the plant’s distillery, wheat gluten (protein) and wheat starch production processes.  In addition, a portion of the generated steam will be used to supply the plant’s electrical needs.  Excess energy will be available for sale by the provider to others.

REVOLVING CREDIT FACILITY

On May 5, 2008, we replaced our existing Line of Credit Facility, which had a then outstanding principal balance of $16.0  million ($10.0 million at March 31) and which was to have expired on July 1, 2008, with a new borrowing base, secured Credit Agreement providing for a three year, $40 million revolving credit facility and a five year, $25 million term facility.    Borrowings under the term loan facility may be made until May 4, 2009 and the then outstanding principal of the term loan will be payable commencing June 30, 2009 in quarterly payments equal to 1/28 of the then outstanding principal balance of the term loan.  The availability of loans under our new Credit Agreement is based on the borrowing base, as defined, which consists of varying percentages of our eligible inventory and accounts receivable, as defined.  As of March 31, 2008 our borrowing base, as so defined, was $ 57.2 million.

FINANCIAL COVENANTS

In connection with our previous line of credit agreement and capital lease agreements, we are required to comply with certain financial covenants, a summary of which are as follows:

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

As of March 31, we were in full compliance with all covenants related to loan and capital leases.

Our new Credit Agreement contains various covenants, including ones limiting our ability to incur liens, incur debt, make investments, make capital expenditures, dispose of assets, issue stock, pay dividends outside of the ordinary course or purchase stock.  In addition

•                  we must maintain a fixed charge coverage ratio (adjusted EBITDA minus taxes and dividends to fixed charges) of not less than 1.5 to 1 on a trailing four quarter basis,  and

•                  we must maintain at the end of each fiscal quarter

•                  working capital (current assets minus the sum of current liabilities and the unpaid principal balance of the revolving credit loans to the extent not a current liability) of $40 million,

•                  tangible net worth of not less than $135 million plus (i) an amount equal to 50% of consolidated net income (but not loss) subsequent to June 30, 2008 minus (ii) cumulative stock purchases after June 30, 2008, and

•                  a leverage ratio (senior fund debt to adjusted EBITDA (EBIDTA plus non cash losses, minus non-cash gains, minus or plus, as the case may be, extraordinary income or losses.)

WORKING CAPITAL

Our working capital increased $6,949,000 from July 1, 2007 to March 31, 2008.  This increase was primarily the result of increased inventories and deposits on pending grain purchases and prepaid expenses as well as decreased  deferred credits and current maturity of long-term debt. These factors, which led to an increase in working capital, were partially offset by reduced cash balances (including restricted cash held with our hedge trading broker), reduced deferred current tax assets, increased accounts payable, as well as increased balances outstanding on our revolving credit facility and increased accrued expenses.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company produces its products from wheat, corn and milo and, as such, is sensitive to changes in commodity prices.  Grain futures and/or options are sometimes used as a hedge to protect against fluctuations in the market.  The information regarding inventories and futures contracts at July 1, 2007, as presented in Item 7A of the annual report, is not significantly different from March 31, 2008.

ITEM 4.  CONTROLS AND PROCEDURES.

(a)           Evaluation of disclosure controls and procedures.

 As of the end of the quarter ended March 31, 2008, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)           Changes in Internal Controls.

In connection with the evaluation required by paragraph (d) of Regulation 13(a)-15 that occurred during our last fiscal quarter we determined that we had a material weakness in internal control which is referred to in Note 12 of our Notes to Condensed Consolidated Financial Statements included in this report.  We have addressed this weakness by implementing the following new processes:  (i)  on a monthly basis our controller (a) will prepare a listing of assets acquired with the USDA Commodity Credit Corporation program to insure that no incorrect additions or deletions have been made to the asset list and (b) will confirm that the amount of amortization recognized monthly is the same as the amount of depreciation recognized monthly on such assets;  (ii)  on a monthly basis, our controller will compare the net book value of the assets in the CCC program to insure that it is the same as the unamortized amount of deferred income attributable to the program; (iii) we will ask our outside auditors to include the affected accounts in their quarterly review process.

PART II – OTHER INFORMATION

Item 1A.                          Risk Factors

As a result of rising compliance costs and the complexity related to the application of hedge accounting under SFAS 133, we have discontinued using hedge accounting for all commodity derivative positions effective April 1, 2008.  We are modifying our risk factor disclosure relating to our hedging transactions as follows.

Hedging transactions involve risks that could harm our profitability and cause volatility in our gross margins and net earnings.

In an attempt to minimize the effects of the volatility of corn and wheat costs on operating profits, we take hedging positions in corn and wheat futures markets by entering into readily marketable exchange-traced commodity futures and option contracts to reduce the risk of future grain price increases.  This is a step we take to attempt to reduce the risk caused by price fluctuation.  The effectiveness of such hedging activities is dependent upon, among other things, the cost of corn and wheat and our ability to sell sufficient amounts of products to utilize all of the grain subject to futures contracts.  Although we attempt to link hedging activities to sales plans and pricing activities, such hedging activities can themselves result in costs because price movements in grain contracts are highly volatile and influenced by many factors beyond our control.

As a result of the rising compliance costs and the complexity associated with the application of hedge accounting, effective as April 1, 2008 we have discontinued the use of hedge accounting for our commodity derivative positions.  Accordingly, the changes in the values of these derivatives will be recorded in earnings currently, resulting in volatility in both gross margin and net earnings. Gains and losses on our derivative transactions  will be reported in cost of sales in our Consolidated Statements of Income  This volatility could cause results reported in any period to differ from our expectations. Our net earnings over the life of the derivative contracts remain unchanged.

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

During the quarter ended March 31, 2008 we made no repurchases of our stock.

ITEM 6.  EXHIBITS

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3(b) of the Company’s Current Report on Form 8-K filed June 19, 2007 (File Number 0-17196)

* 4.1

Credit Agreement dated May 5, 2008 among MGP Ingredients, Inc., MGP Ingredients of Illinois, Inc., and Midwest Grain Pipeline, Inc., as Borrowers, Commerce Bank, N.A., as Agent, Issuing Bank, Swingline Lender and a Bank and the Lenders from time to time Party thereto.

* 4.2

Security Agreement dated May 5, 2008, among MGP Ingredients, Inc., MGP Ingredients of Illinois, Inc., and Midwest Grain Pipeline, Inc., as borrowers and COMMERCE BANK, N.A., a national banking association, in its capacity as Agent under the Credit Agreement referred to in Exhibit 4.2.

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

MGP INGREDIENTS, INC.

Date: May 12, 2008	By	/s/ Timothy W. Newkirk
Timothy W. Newkirk, President and
Chief Executive Officer

Date: May 12, 2008	By	/s/ Robert Zonneveld
Robert Zonneveld, Vice President
and Chief Financial Officer