Form 10-K
period 2008-06-30
MGP INGREDIENTS INC
filed 2008-09-12
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  June 30, 2008

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
Yes ☐ No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to their Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, “large accelerated filer” and smaller company: in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer  ☐    Accelerated filer ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of common equity held by non-affiliates, computed by reference to the last sales price as reported by NASDAQ on December 31, 2007, was $111,264,170.

The number of shares of the registrant’s common stock outstanding as of  August 31, 2008 was 16,561,948.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference:

(1)                                  Portions of the MGP Ingredients, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on October 16, 2008 are incorporated by reference into Part III of this report to the extent set forth herein.

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

The Company is a fully integrated producer of certain ingredients and distillery products derived from grain and has three reportable segments, ingredient solutions, distillery products and other. Our ingredient solutions segment products primarily consist of specialty proteins, specialty starches, vital wheat gluten, commodity wheat starch and mill by-products. The distillery products segment consists of food grade alcohol, fuel grade alcohol, which is commonly known as ethanol, and distillers feed and carbon dioxide, which are co-products of our distillery operations. Our other segment products are comprised of resins and plant-based polymers and composites manufactured through the further processing of certain of our proteins and starches and wood.

We purchase corn directly from local and regional farms and grain elevators which we then convert into alcohol products and distillers feed. We also purchase wheat directly from local and regional farms and grain elevators and mill it into flour and mill feeds. We process the flour with water to extract vital wheat gluten, the basic protein component of flour, which we use primarily to process into specialty wheat proteins, which possess increased protein levels and/or enhanced functional characteristics. Most wheat protein products are dried into powder and sold in packaged or bulk form. We further process the starch slurry which results after the extraction of the protein component to extract premium wheat starch, a portion of which we sell as commodity starch and a portion of which we further  process into specialty starches, and all of which we dry into powder and sell in packaged or bulk form. We mix the remaining starch slurry with corn and water and then cook, ferment and distill it into alcohol. We dry the residue of the distilling operations and sell it as a high protein additive for animal feed. Carbon dioxide which is produced during the fermentation process is trapped and sold. Mill feeds not used in the distilling operations are sold to feed manufacturers.

The principal locations at which we make our products are at our plants located in Atchison, Kansas, and Pekin, Illinois. We also operate a facility in Kansas City, Kansas for the further processing and extrusion of wheat proteins and starches, and a facility in Onaga, Kansas for the production of plant-based biopolymers and wood composites. We formerly operated our Pekin facility through a wholly-owned subsidiary, MGP Ingredients of Illinois, Inc., and our Kansas City, Kansas facility through a wholly-owned subsidiary, Kansas City Ingredient Technologies, Inc. We merged both subsidiaries into the Company on June 30, 2008.

FISCAL 2008 DEVELOPMENTS

Distillery Products

Profit margins in our distillery products segment were adversely impacted by the combined effect of higher corn prices and ethanol selling at a discount to gasoline. As industry-wide ethanol production capacity continued to expand, corn prices continued to reflect increased demand related to this increased ethanol production. Corn prices also increased due to USDA projections of lower corn acres to be planted in 2008. Our hedging program, consisting of derivatives and cash purchases, partially softened the impact of rising corn prices during the year.

During the quarter ended December 30, 2007, we completed and made operational measures that were implemented in fiscal 2007 to improve capacity and strengthen alcohol production efficiencies at our distillery operations in both Atchison, Kansas and Pekin, Illinois. Additionally, during the quarter ended December 30, 2007, an $11.1 million dryer system for the manufacture of distillers feed became fully operational. The purpose of this dryer was to improve production efficiencies and lower energy costs as well as fulfill emission control standards. These factors have expanded production capacity; however, we encountered certain fermentation and other issues related to the alcohol production process at the Pekin facility that resulted in a production level below maximum capacity. The fermentation issues were addressed and corrected during the second quarter of fiscal 2008, but our third quarter production remained at less than capacity due to other production issues at our Pekin facility. During the fourth quarter of fiscal 2008, we implemented a planned reduction in fuel grade alcohol production in the face of increased raw material costs for corn and higher natural gas prices, and also due to the fact that fuel alcohol prices were at levels representing a major discount to gasoline prices.

We did not reduce our production of food grade alcohol because of customer requirements and generally more favorable conditions in this market. Our long-term strategy is to shift a portion of existing capacity from the production of fuel grade alcohol towards the increased production of food grade alcohol.

We continue to evaluate options related to reducing energy costs, including seeking a third party to provide a new coal boiler facility at our Pekin, Illinois plant.

Ingredient Solutions

Profitability in our ingredient solutions segment was adversely affected by significantly increased wheat costs compared to fiscal 2007. Sales in the ingredient solutions segment experienced an improvement in fiscal 2008 compared to fiscal 2007 due to increased sales of specialty proteins, specialty starches and vital wheat gluten. These increases, combined with a modest increase in sales of mill by-products, more than offset lower sales of commodity starch. The improvement in ingredient solutions sales was consistent with our strategy of creating a higher value product mix by increasing the volume of value-added specialty ingredients while reducing the production and sales of certain lower value proteins and starches. Although the significance of wheat gluten to our business had diminished in recent years, we experienced higher sales in fiscal 2008 and 2007 than in preceding years due to increased demand resulting from poor global wheat crops which yielded lower wheat gluten supplies than previously anticipated. Further, toward the end of the fiscal 2007 and continuing in fiscal 2008, sales were affected by increased demand for safe, quality gluten backed by supply and service reliability following a major recall of pet foods containing contaminated imported wheat flour misrepresented as gluten. In response to this demand, we increased wheat gluten production at our plants in Atchison, Kansas and Pekin, Illinois.

On July 2, 2007 we acquired a 50% interest in a German joint venture company which will produce and distribute our Wheatex® textured protein products in the European Union (“EU”) and elsewhere. If the venture succeeds, the new company may build its own plant in the EU. We have leased an extruder to the new company and licensed it to practice our Wheatex® technology and sell the product in the EU and certain countries that are proximate to the EU. Presently we anticipate production will begin in the second quarter of fiscal 2009. As of June 30, 2008, our total capital commitment to the joint venture is $750,000, of which we have contributed $375,000.

As noted in “Other” below, at the end of the third quarter we incurred a non-cash pre-tax impairment charge of $8.1 million, of which $3.4 million was related to plant and equipment included in our ingredient solutions segment used in the production of some varieties of our Wheatex® textured proteins.

Other

Although sales of our plant-based biopolymers increased substantially compared to sales in fiscal 2007, they continue to represent an emerging area of our business. This product line has been created for use in the production of biobased and bio-degradable plastic-like items which are eco-friendly. While commercialization of these biopolymers has begun, they continue to undergo further research and development as we explore additional enhancements to expand their functionality and use capabilities.

As reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, at the completion of the third quarter of fiscal 2008, we undertook a review of our long-lived assets in our other segment and concluded that an impairment charge on these assets was appropriate. Our pet business has suffered since we lost a major customer in late 2006, but high wheat prices, changing consumer preferences and failure to obtain previously anticipated new business led to this decision. Our pet business assets are located at a joint use facility, and in the course of our review we also concluded to write-down all the assets at that facility, including those associated with certain of our Wheatex® textured wheat proteins. We recorded an $8.1 million impairment charge related to these combined assets of which $4.7 million was related to assets allocated to our other segment. We are evaluating the strategic alternatives for the plant and equipment at our Kansas City facility, and are pursuing the sale of the assets which are included in our other segment.

FINANCIAL INFORMATION ABOUT SEGMENTS

Note 13 of our Notes to Consolidated Financial Statements set forth in Item 8 of this Report, which is incorporated herein by reference, includes information about sales, depreciation, income before income taxes and identifiable assets for the last three fiscal years by reportable segment. Information about sales to external customers and assets located in foreign countries is included. As stated therein, we have restated the information for prior years to reflect a change in the composition of our reportable segments.

BUSINESS STRATEGY

Our strategy is to focus on the development and marketing of specialty protein and starch products, as well as our plant-based biopolymer and resin products, for use in unique market niches while preserving a leadership position as a highly efficient, quality-oriented producer and marketer of alcohol products derived from corn. As such, we seek to provide value-added ingredient solutions and high quality food grade alcohol across a range of food and non-food product applications while exploiting opportunities to supply the marketplace with fuel grade alcohol as conditions warrant.

Market trends that we hope to benefit from include health and wellness lifestyle trends in the food area, growing demand for natural versus synthetic products, and increased emphasis use of alternative fuels. Increased interest in bio-economy initiatives also may create opportunities for us, particularly in regard to our partially and totally degradable biopolymers.

We have existing manufacturing capacity to grow our ingredient solutions business if the market for this business improves further. We seek to develop a more profitable product mix of higher valued specialty wheat proteins and wheat starches, which is especially critical during times when we face increased wheat costs, such as we encountered during fiscal 2008 and, to a lesser degree, in 2007. We continue to concentrate on growing specific high end, highly functional ingredient solutions for our customers. Simultaneously, we strive to optimize the economic value of our vital wheat gluten, which traditionally has commanded lower prices than our specialty proteins and starches. Recently, we have taken steps to restructure this area of our business to more appropriately align with current production and sales requirements. These steps have included concentrating our production and marketing efforts on supplying our core base of loyal customers with a more select array of high quality, premium ingredients that address nutritional, sensory and convenience issues and that can help build value while making more efficient use of our existing capacities. We continue to step up our product innovation and commercialization efforts and have revamped the responsibilities of our technical applications scientists, who now perform a significantly more integral role as solutions providers to our customers.

As noted above, various market factors have contributed to increased prices for wheat gluten compared to previous levels in recent years. As a result, we have increased production of this product. While this product warrants our short-term focus, we maintain as our long-term goal the continued development and commercialization of our value-added wheat proteins and starches.

We continue to maintain a solid presence in the alcohol industry and pursue efforts to maintain highly efficient alcohol production operations. We can produce food grade alcohol and ethanol at both our Atchison and Pekin locations. Since early 2004, the majority of our Atchison distillery’s capacity has been dedicated to the production of high quality, high purity food grade alcohol for beverage and industrial applications and the majority of the Pekin distillery’s capacity has been dedicated to the production of fuel ethanol. Our fuel grade alcohol business represents approximately 30% of our total revenues, which we expect will decrease over time as we grow our specialty  ingredients and food grade alcohol business.

We continued to experience generally favorable conditions in the food grade alcohol market in fiscal 2008, providing our customers with what we believe is among the highest quality, high purity alcohol in the world. We have been in the food grade alcohol business since the Company’s founding in 1941 and intend to maintain a solid presence in the food grade area.

As stated previously, biopolymers represent an emerging and developing part of our business. Currently, we have two commercial products in the market. The first product is a bio-based resin in which a large percentage of petroleum-based plastic  can be replaced with materials made from renewable sources, specifically wheat starch. These biopolymers, which serve as bio-based alternatives to traditional plastics,  may be utilized in a wide range of products, such as disposable cutlery, cosmetic cases and CD cases. The second product is a wood-based resin which compounds wood and biopolymer. This product is used in the manufacture of deck boarding and other wood applications in which long-term durability is required. These products are sold directly to producers of finished products. We are also in the process of developing and commercializing a fully bio-based, fully compostable resin.

PRODUCT SALES

The following table shows our sales from continuing operations by each class of similar products during the past three fiscal years ended June 30, 2008, July 1, 2007 and June 30, 2006, as well as such sales as a percent of total sales.

	PRODUCT GROUP SALES Fiscal Year Ended,
	June 30, 2008		July 1, 2007		June 30, 2006
	(thousands of dollars)
	Amount	%	Amount	%	Amount	%
Ingredient Solutions:
Specialty Proteins	$23,204	5.9%	$19,197	5.2%	$19,816	6.1%
Specialty Starches	36,065	9.2%	28,256	7.7%	31,037	9.6%
Vital Wheat Gluten	31,399	8.0%	13,646	3.7%	8,943	2.8%
Commodity Wheat Starch	3,737	1.0%	4,052	1.1%	4,627	1.4%
Mill By-Products	6,589	1.7%	2,640	0.7%	1,870	0.6%
Total Ingredients	$100,994	25.8%	$67,791	18.4%	$66,293	20.5%

Distillery Products:
Food-grade Alcohol	$113,428	28.9%	$98,409	26.7%	$79,893	24.8%
Fuel-grade Alcohol	132,978	33.7%	164,163	44.7%	128,824	39.9%
Distillery Co-products	39,332	10.0%	31,821	8.6%	28,254	8.8%
Total Distillery Products	$285,738	72.6%	$294,393	80.0%	$236,971	73.5%

Other Products:	$6,161	1.6%	$5,810	1.6%	$19,213	6.0%
Net Sales	$392,893	100.0%	$367,994	100.0%	$322,477	100.0%

Substantially all of our sales are made directly or through distributors to manufacturers and processors of finished goods. Sales to our customers purchasing food grade alcohol are made on a spot, monthly, quarterly and annual basis depending on the customer’s needs and  market conditions. However, depending on market conditions, we sell varying amounts of our fuel alcohol under longer term contracts. Contracts with ingredients customers are generally price and term agreements which are fixed for quarterly or six month periods, with very few agreements of twelve months duration or more. During fiscal 2008, our five largest distillery products customers accounted for

28 percent of our consolidated revenues. None of these customers individually accounted for more than 10% of our consolidate revenues for fiscal 2008. Our five largest ingredients products customers combined accounted for 11 percent of our consolidated revenues.

INGREDIENT SOLUTIONS SEGMENT

Our ingredient solutions segment consists primarily of specialty wheat starches, specialty wheat proteins, vital wheat gluten, commodity wheat starch and mill feeds. In recent years, our specialty wheat proteins and starches have accounted for a sizeable share of our total sales in this segment. This primarily has been due to the following factors: product mix optimization, product innovation through increased research and development, partnering with customers on product development, increased capacity to produce these products and increased marketing efforts that have resulted in greater customer recognition.

Specialty Wheat Starches. Wheat starch constitutes the carbohydrate-bearing portion of wheat flour. We produce a pure white premium wheat starch powder by extracting the starch from the starch slurry, substantially free of all impurities and fibers, and then by spray, flash or drum drying the starch. Premium wheat starch differs from low grade or B wheat starches, which are extracted along with impurities and fibers and are used primarily as a binding agent for industrial applications, such as the manufacture of charcoal briquettes. We do not produce low grade or B starches because our integrated processing facilities are able to process the slurry remaining after the extraction of premium wheat starch into alcohol, animal feed and carbon dioxide. Premium wheat starch differs from corn starch in its granular structure, color, granular size and name identification.

A substantial portion of our premium wheat starch is altered during processing to produce certain unique specialty wheat starches designed for special applications. Our strategy is to market our specialty wheat starches in special market niches where the unique characteristics of these starches are better suited to a customer’s requirements for a specific use. We have developed a number of different specialty wheat starches, and continue to explore the development of additional starch products with the view to increasing sales of value-added specialty starches. We produce our Fibersym® resistant starch, which has become one of our more popular specialty starches, using a patented technology referred to below under Patents. We sell our specialty starches on a nationwide basis, primarily to food processors and distributors. In addition, we sell specialty starches for non-food applications in pet treat applications and in the manufacture of biopolymer products

Our specialty wheat starches are used primarily for food applications as an additive in a variety of food products to affect their nutritional profile, appearance, texture, tenderness, taste, palatability, cooking temperature, stability, viscosity, binding and freeze-thaw characteristics. Important physical properties contributed by wheat starch include whiteness, clean flavor, viscosity and texture. For example, our starches are used to improve the taste and mouth feel of cream puffs, éclairs, puddings, pie fillings, breadings and batters; to improve the size, symmetry and taste of angel food cakes; to alter the viscosity of soups, sauces and gravies; to improve the freeze-thaw stability and shelf life of fruit pies and other frozen foods; to improve moisture retention in microwavable foods; and to add stability and to improve spreadability in frostings, mixes, glazes and sugar coatings. We also sell our specialty starches for a number of non-food applications, which include pet and biopolymer products, and for use in the manufacture of adhesives, paper coatings, carbonless paper, and wall board.

Our wheat starches compete primarily with corn starch, which dominates the United States starch market. However, the unique characteristics of wheat starch provide it with a number of advantages over corn and other starches for certain baking and other end uses. Our principal competitors in the starch market are Cargill Incorporated (primarily corn and tapioca starch), National Starch and Chemical Corporation (corn starch), Manildra Milling Corporation (wheat starch), Penford Corporation (potato starch), Archer-Daniels-Midland Company (wheat and other grain starches) and various European companies. Competition is based upon price, name, color and differing granular characteristics which affect the food product in which the starch is used. Specialty wheat starches usually enjoy a price premium over corn starches and low grade wheat starches. Commodity wheat starch price fluctuations generally track the fluctuations in the corn starch market. As we experienced in fiscal 2008, the specialty wheat starch market usually permits pricing consistent with costs which affect the industry in general, including increased grain costs. However, this is not always the case; during fiscal 2006 and fiscal 2003, increases in grain and fuel prices outpaced market price increases in the specialty wheat starch market.

Specialty Wheat Starches

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

Commodity Wheat Starch. As is the case with value-added wheat starches, our commodity wheat starch has both food and non-food applications, but such applications are more limited than those of value-added wheat starches and typically sell for a lower price in the marketplace. As noted above, commodity wheat starch competes primarily with corn starches, which dominate the marketplace and prices generally track the fluctuations in the corn starch market.

Specialty Wheat Proteins. We have developed a number of specialty wheat proteins for food and non-food applications. Specialty wheat proteins are derived from vital wheat gluten through a variety of proprietary processes which change the molecular structure of vital wheat gluten. Wheat proteins for food applications include gliadin, glutenin, products in the Arise®, Wheatex®, HWG 2009™ and FP™ series and Pasta Power®. We also produce specialty proteins for use in personal care products. Our specialty wheat proteins generally compete with other ingredients and modified proteins having similar characteristics, primarily soy proteins and other wheat proteins, with competition being based on factors such as functionality, price and, in the case of food applications, flavor. Our principal competitors in the specialty proteins market are Archer-Daniels-Midland Company (wheat and other grain proteins), The Solae Company (soy), Manildra Milling (gluten and wheat proteins), US Energy (gluten) and various European companies. Although we are producing a number of our specialty wheat proteins on a commercial basis, some products are in the test marketing or development stage.

Specialty Wheat Proteins

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

•                  FP™ series.  The FP™ series of products consists of specialty wheat proteins, each tailored for use in a variety of food applications. These include proteins that can be used to form barriers to fat and moisture penetration to enhance the crispness and improve batter adhesion in fried products, effectively bond other ingredients in vegetarian patties and extended meat products, increase the softness and pliability of flour tortillas, and fortify nutritional drinks.

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

•                  Foam Pro® L.  This is a hydrolyzed wheat protein that has been developed as a foam booster to naturally enhance detergent systems such as shampoos, liquid hand soaps and bath and shower gels.

•                  Aqua Pro® WAA.  This is a solution of amino acids produced from natural wheat proteins that helps provide excellent moisturizing and film forming properties in both hair and skin systems.

•                  Aqua Pro® WP.  This is an additive for shampoo that helps repair damaged hair and improves shine, luster and smoothness.

•                  Aqua Pro® QWL.   This is a protein which enhances the functionality of hair conditioners.

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

Gliadin and glutenin are the two principal components that make up vital wheat gluten.  Our patented process enables the separation of glutenin and gliadin for a variety of end uses without the use of alcohol, which has been the traditional method of separating the two. Glutenin, a large molecule responsible for the elastic character of vital wheat gluten, increases the strength of bread dough, improves the freeze-thaw characteristics of frozen dough and may be used as a functional protein source in beef jerky-type products, as well as in meat extension.  Gliadin, the smaller of the two molecules, is soluble in water and other liquids, including alcohol, and is responsible for the viscous properties of wheat gluten.  Those characteristics make it ideal to improve the texture of noodles and pastas.  We produce vital wheat gluten from modernized facilities at the Atchison and Pekin plants.  Gluten is shipped throughout the continental United States in bulk and in 50 to 100 pound bags to distributors and also is sold directly to major food processors and bakeries.  Because of increased global capacities, along with subsidies and other protective measures afforded certain foreign exporters by their host governments, in recent years we had not been able to profitably compete with the foreign exporters and, until recently, had only produced gluten as a by-product in our production of specialty starches and proteins.  However, sales of our commodity wheat gluten began to increase during fiscal 2007 due to increased demand resulting from poor global wheat crops which yielded lower wheat gluten supplies than previously anticipated.  Sales increased further toward the end of the fiscal 2007 and into the start of fiscal 2008 as demand for safe, quality gluten backed by supply and service reliability became even more significant.  This situation developed following a major recall of pet foods containing contaminated imported wheat flour misrepresented as gluten.  In response to this demand, we increased wheat gluten production at our plants in Atchison, Kansas and Pekin, Illinois.

Vital wheat gluten in recent years has been considered a commodity, and therefore, competition primarily has been based upon price.  Our principal competitors in the U.S. vital wheat gluten market consist primarily of three other domestic producers and producers in the European Union, Australia and certain other regulated countries (the “Foreign Exporters”).

Mill By-Products.  We own and operate a flour mill at the Atchison plant.  The mill’s output of flour is used internally to satisfy a majority of the raw material needed for the production of our starch, protein and vital wheat gluten.  In addition to flour, the wheat milling process generates mill feeds or “midds.”  Midds are sold to processors of animal feeds as a feed additive.

DISTILLERY PRODUCTS SEGMENT

Our Atchison and Pekin plants process corn and/or milo, mixed with the starch slurry from starch and gluten processing operations, into food-grade alcohol, fuel-grade alcohol, distillers feed and carbon dioxide.

Food-grade alcohol consists of beverage alcohol and industrial food-grade alcohol that are distilled to remove impurities.  Fuel-grade alcohol, or “ethanol,” is grain alcohol that has been distilled to remove all water to yield 200 proof alcohol suitable for blending with gasoline.

Since the reconstruction in 2004 of our Atchison distillery following an explosion that occurred approximately two years earlier,  the majority of the distillery’s capacity has been dedicated to the production of high quality, high purity food grade alcohol for beverage and industrial applications.  The remainder has been dedicated to the production of fuel grade alcohol, commonly known as ethanol.  The new state-of-the-art equipment that was installed during the reconstruction has resulted in improved alcohol production efficiencies at the Atchison plant.  Conversely, the majority of our capacity at our Pekin, Illinois distillery has historically been dedicated to the production of fuel grade alcohol.  Additional efforts to further improve efficiencies at both distilleries, particularly relating to energy usage, have been initiated through recent capital projects.  During fiscal 2008, we generally operated at full production capacity for our food grade alcohol, but experienced underutilization of our fuel grade alcohol capacity.

Food Grade Alcohol.  Food-grade alcohol sold for beverage applications consists primarily of grain neutral spirits and gin.  Grain neutral spirits are sold in bulk quantities at various proof concentrations to bottlers and rectifiers, which further process the alcohol for sale to consumers under numerous labels.  Our gin is created by redistilling grain neutral spirits together with proprietary customer formulations of botanicals or botanical oils.

We believe that in terms of fiscal 2008 net sales, we are one of the three largest bulk sellers of food grade alcohol in the United States.  Our principal competitors in the beverage alcohol market are Grain Processing Corporation of Muscatine, Iowa and Archer-Daniels-Midland Company of Decatur, Illinois.

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

Historically, synthetic alcohol dominated the food grade industrial alcohol market.  In recent years, however, the use of grain-based alcohol has exceeded synthetic alcohol in this market.  Our principal competitors in the grain-based food grade industrial alcohol market are Grain Processing Corporation of Muscatine, Iowa and Archer-Daniels-Midland Company of Decatur, Illinois.  Competition is based primarily upon price, service and quality factors.

Fuel Grade Alcohol. Fuel grade alcohol, which is commonly referred to as ethanol, is sold primarily for blending with gasoline to increase the octane and oxygen levels of the gasoline.  As an octane enhancer, ethanol can serve as a substitute for lead and petroleum-based octane enhancers.  As an oxygenate, ethanol has been used in gasoline to meet certain environmental regulations and laws relating to air quality by reducing carbon monoxide, hydrocarbon particulates and other toxic emissions generated from the burning of gasoline (“toxics”).  Because ethanol is produced from grain, a renewable resource, it also provides a fuel alternative that tends to reduce the country’s dependence on foreign oil.

To encourage the production of ethanol for use in gasoline, the Federal government and various states have enacted tax and other incentives designed to make ethanol competitive with gasoline and gasoline additives.  Under the internal revenue code, and until the end of 2010, gasoline that has been blended with ethanol provides sellers of the blend with certain credits or payments.  Until the end of 2008, these amount to $0.51 per gallon of ethanol with a proof of 190 or greater that is mixed with the gasoline; during 2009 and 2010, they amount to $0.45 per gallon.  Although these benefits are not directly available to us, they allow us to sell our ethanol at prices which generally are competitive with less expensive additives and gasoline.

On August 8, 2005, President Bush signed the Energy Policy Act of 2005 (“Energy Act”), a comprehensive energy bill that includes a provision for establishing a renewable fuels standard.  The Energy Act amended the Clean Air Act to provide for the adoption of regulations whose purpose, subject to other provisions of the Energy Act, was to ensure that gasoline sold or introduced into commerce in the continental United States contained on an annual average basis 4.0 billion gallons of renewable fuel commencing in 2006 and increasing incrementally to 7.5 billion gallons in 2012.  These standards were amended by the Energy Independence and Security Act of 2007.   As amended, the Clean Air Act now provides for the adoption within one year of regulations whose purpose is  to ensure that transportation fuel sold or introduced into commerce in the continental United States contains on an annual average basis 9.0 billion gallons of renewable fuel commencing in 2008 and increasing incrementally to 36 billion gallons in 2022. Of these amounts, the maximum applicable average volume of ethanol ranges from 9.0 billion gallons in 2008 to 15 billion gallons in 2015 and continuing thereafter to 2022.

While the Energy Act eliminated the federal oxygen standard in reformulated gasoline, it did not provide for an MTBE liability protection clause.  With the elimination of the need for oxygenates in gasoline, refiners do not have a legal basis to continue the use of MTBE, a known carcinogen.  Therefore, refiners elected to discontinue virtually all use of MTBE by May 7, 2006.  Refiners continue to have a need for octane in gasoline and, without the use of MTBE, their only viable alternative at this point is to increase the use of ethanol and other renewable fuel sources.  As a result of the renewable fuels standard, we believe ethanol use will continue to grow.

Because of concerns over MTBE, state and federal policies promoting cleaner air and state and federal production incentives and tax programs, the ethanol industry has grown substantially in recent years.  Based on data compiled by the Renewable Fuels Association, fuel ethanol production capacity at the end of our 2008 fiscal year amounted to approximately 9.3 billion gallons of capacity compared to approximately 6.5 billion gallons at the end of fiscal 2007.  Additionally, there were approximately 4.2 billion gallons of capacity in various stages of planning or construction at the end of fiscal 2008.

According to information published by the Renewable Fuels Association, as of June 30, 2008, there were approximately 162 ethanol production facilities in the United States and approximately 41 more under construction or being planned in addition to 7 under expansion.  The majority of these facilities are located in the Midwestern corn producing states.  The fuel-grade alcohol market is dominated by Archer-Daniels-Midland Company, with our Company being among the smaller of a few other larger second-tier ethanol producers.  We compete with other producers of fuel-grade alcohol on the basis of price and delivery service.  We believe the proximity of our plants to our markets gives us an advantage over many of our competitors.

Although we believe the future for ethanol remains promising, there can be no assurance that the use of renewable fuels will increase as significantly as contemplated by the Energy Act or that ethanol prices will improve as a result of this new law.  Industry capacity already exceeds the level of renewable fuels mandated through 2008 in the Energy Act, and the Act encourages further expansion of the industry.  If that expansion occurs at a more rapid pace than the schedule for implementing the renewable fuels standard, ethanol prices could be affected.

Distillery Co-Products.  The bulk of fiscal 2008 sales of alcohol co-products consisted of distillers feed.  Distillers feeds are the residue of corn, milo and wheat from alcohol processing operations.  The residue is dried and sold primarily to processors of animal feeds as a high protein additive.  We compete with other distillers of alcohol as well as a number of other producers of animal food additives in the sale of distillers feed.  During fiscal 2008, prices for distillers feed were depressed relative to corn prices as a result of increased fuel alcohol capacity combined with decreased demand in the European Union due to the E.U.’s non-approval of several varieties of genetically modified corn commonly grown in the U.S.

The balance of alcohol co-products consists primarily of carbon dioxide.  During the production of alcohol, we trap carbon dioxide gas that is emitted in the fermentation process.  The gas is purchased and liquefied on site by three principal customers, one at the Atchison Plant and two at the Pekin Plant, who own and operate the carbon dioxide processing and storage equipment under long-term contracts with us.  The liquefied gas is resold by these processors to a variety of industrial customers and producers of carbonated beverages.

OTHER SEGMENT

Produced from the further processing of certain of our wheat proteins and wheat starches (and other plant sources), our plant-based biopolymers and composites can be used to produce a variety of eco-friendly products, while our resins have been manufactured for use primarily in pet treat applications.

Polymers and Resins

•                  MGPI Terratek®.  MGPI Terratek® protein and starch resins are our environmentally-friendly biopolymers that can be molded to produce a variety of formed objects. Applications include disposable eating utensils, golf tees, food and feed containers and similar type vessels, as well as non-degradable hard plastic-like products.   We hold a license under U.S. Patent No. 5,321,064 expiring  in 2011 that relates to these products.

•                  MGPI Chewtex® and MGPI Pet-Tex®.  MGPI Chewtex®, produced from wheat protein and wheat starch, is used as a commercial raw material for the production of pet treats and chews. We hold U.S. Patent No. 5,665,152 expiring in 2016 relating to the methods of grain protein-based solid articles that we use in the production of such products.  MGPI Pet-Tex® is our textured wheat protein that is produced and sold for use in pet food products.

As previously stated, at the completion of the third quarter of fiscal 2008, we undertook a review of our long-lived assets in our other segment and concluded that an impairment charge on these assets was appropriate.  Our pet business has suffered since we lost a major customer in late 2006, but high wheat prices, changing consumer preferences and failure to obtain previously anticipated new business led to this decision. Our pet business assets are located at a joint use facility, and in the course of our review we also concluded to write-down all the assets at that facility, including those associated with certain of our Wheatex® textured wheat proteins.  We recorded an $8.1 million impairment charge related to these combined assets of which $4.7 million related to assets allocated to our other segment.  We are evaluating the strategic alternatives for the plant and equipment at our Kansas City facility, and are pursuing the sale of these assets, which are included in our other segment.

PATENTS

We are involved in a number of patent-related activities.  For at least the past seven years, we have regularly been filing patent applications to protect a range of inventions made in our expanding research and development efforts, including inventions relating to applications for our products.  Our most significant patents or patent licenses are described below.

In 2003, we licensed, on an exclusive basis, certain patented technology from The Kansas State University Research Foundation relating to U. S. Patent No. 5,855,946, which describes and claims processes for making food-grade starches resistant to alpha-amylase digestion, as well as products and uses for the resistant starches.  The license relates to products derived from plant-based starches and is a royalty-bearing, worldwide license whose term, subject to termination for material, uncured breaches or bankruptcy, extends until the patent rights expire in 2017.  Royalties generally are based on net sales.  The patent rights relate to the referenced U.S. patent and any corresponding foreign patent application, which has been filed in Australia.  Under the license, we can make, have made, use, import, offer for sale, and sell licensed products within the scope of a claim of the patent rights or which are sold for a use within the scope of the patent rights and may, with approval of the licensor, grant similar rights to sublicensees.  We have granted National Starch and Chemical Investment Holding Corporation and certain of its affiliates a royalty bearing sublicense under the patent and related technology to make high amylose maize starch and to sell it anywhere except in the United States.  We have granted Cargill Incorporated a royalty bearing sublicense to use the patented process in the production of tapioca-based starches for use in food products.  We have granted Penford Products Co. a royalty bearing sublicense to make potato-based starches in the United States for use in food products and to sell such starches in the United States and elsewhere.

We hold U.S. Patent No. 5,665,152 expiring in 2016 relating to the methods of grain protein-based solid articles that we use in the production of pet chew products.

We hold U.S. Patent No. 5,610,277 expiring in 2015 relating to the alcohol-free wet extraction of gluten dough into gliadin and glutenin.

We are exclusively licensed by the University of Minnesota under U. S. Patent No. 5,321,064, which relates to biodegradable interpolymer compositions made from biodegradable natural and synthetic polymers.  The license expires on June 14, 2011, as does the licensed patent.

RESEARCH AND DEVELOPMENT

During the last three fiscal years, we have spent an aggregate of $8.9 million on research and development activities, all in the ingredient solutions and other segments, as follows:  2008-$3.2 million; 2007- $2.8 million; and 2006-$2.9 million.

SEASONALITY

Our sales subsequent to 2002 have not been seasonal.

TRANSPORTATION

Our output is transported to customers by truck, rail and barge transportation equipment, most of which is provided by common carriers.  We lease 462 rail cars, which may be dispatched on short notice.  We offer customers shipment by barge through our barge loading facilities on the Illinois River.

RAW MATERIALS

Our principal raw material is grain, consisting of wheat, which is processed into all of the products that we manufacture, and corn and milo, which are processed into alcohol, animal feed and carbon dioxide.  We purchase grain directly from surrounding farms, primarily at harvest time, and throughout the year from or through grain elevators.  To assure supplies, we may enter into contracts to take future delivery within 30 days.  These are fixed price contracts which are based on prices of future contracts and specify the amount, type and class of grain and the price.  We can call for delivery at any time within thirty days of the contract.    Historically, the cost of grain is subject to substantial fluctuations depending upon a number of factors which affect commodity prices in general, including crop conditions, weather, government programs and purchases by foreign governments.  Such variations in grain prices have had and are expected to have from time to time significant adverse effects on the results of our operations.  This is primarily due to a variety of factors.  Fuel grade alcohol prices, which historically have tracked the cost of gasoline, do not usually adjust to rising grain costs.    It generally has been difficult for us to compensate for increases in grain costs through adjustments in prices charged for our vital wheat gluten due to subsidized European Union wheat gluten, whose artificially low prices are not affected by such costs.  However, recent increases in demand resulting from contaminated imported wheat flour misrepresented as gluten have resulted in what we believe will be short-term increases in gluten prices and a more balanced global supply/demand relationship.

During fiscal 2008, market prices for grain increased substantially.  The average price that we paid per bushel for wheat increased 63 percent in fiscal 2008 compared to fiscal 2007, while the average price for a bushel of corn that we paid increased 38 percent over the same period.

We engage in the purchase of commodity futures to hedge economic risks associated with fluctuating grain and grain products prices.  During fiscal 2008, we hedged approximately 75 percent of corn processed, compared to 40.7 percent in 2007.  Of the wheat that we processed in fiscal 2008, none was hedged compared to 2.5 percent hedged in fiscal 2007.    See Item 1A – Risk Factors and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Practices – Hedging Activities, for a discussion of a recent change that we made in the manner in which we account for our hedges.  Also see Item 7A - Quantitative and Qualitative Disclosures About Market Risk.

ENERGY

Because energy comprises a major cost of operations, we seek to assure the availability of fuels for the Pekin and Atchison plants at competitive prices.

We use natural gas to operate boilers that we use to make steam heat.  We procure natural gas for the Atchison plant in the open market from various suppliers.  We can purchase contracts for the delivery of natural gas in the future or can purchase future contracts on the exchange.  Depending on existing market conditions, at Atchison we have the ability to transport the gas through a gas pipeline owned by a wholly-owned subsidiary.  In Pekin, we can either procure natural gas through Central Illinois Light Company (aka AmerenCILCO) or through other suppliers.  We have a multi-year agreement with AmerenCILCO that expires on August 31, 2009 under which the utility will transport natural gas to our Pekin plant on the utility’s pipeline.  In order to control energy costs, we have a risk management program whereby, at pre-determined prices, we will purchase a portion of our natural gas requirements for future delivery.

In 1995, we entered into an arrangement with AmerenCILCO and one of its subsidiaries (collectively “CILCO”) with respect to our Pekin, Illinois plant.  Under the arrangement, we have leased a portion of our plant facility to CILCO for a term which, as extended, ends in February 2029.  CILCO constructed a gas fired electric and steam generating facility on ground leased from us and agreed to provide steam heat to the Pekin plant under a related steam heat service agreement pursuant to which we have agreed to purchase our requirements for steam heat from CILCO until February 2011.  We must make adjustable minimum monthly payments over the term of the service agreement, currently $141,000, with declining fixed charges for purchases in excess of minimum usage, and are responsible for fuel costs and certain other expenses.  However, CILCO also uses the boilers to run electric generating units that it constructed on the leased site and pays us for a portion of the fuel costs that we incur for the production of steam, based on savings realized by CILCO from electricity generated at the facility.   CILCO has advised that it does not want to renew the stream heat service contract after February 2011.

Our current electricity agreement expires in December 2008.  Historically, we have negotiated a fixed price agreement with AmerenCILCO as the electricity provider.  Illinois is a deregulated market, which provides us with alternative sources to supply our electrical needs.

We are currently exploring alternative sources of energy for our Pekin, Illinois plant in the form of a coal-fired steam generation facility.  We have applied for approvals for the construction of a 330,000 pound per hour high pressure solid fuel boiler cogeneration facility at the plant.  The proposed facility will utilize coal as the primary fuel.  The cost of the project is estimated at $90 million to $100 million.  We are seeking a third party energy provider to fund, own and operate the facility, and would expect to enter a multi-year energy supply agreement with the energy provider.

The Illinois Environmental Protection Agency (“IEPA”) held a public hearing regarding the fuel boiler cogeneration facility on July 14, 2008.  This hearing represented one step toward receiving a permit for the facility.  The hearing was followed by a written public comment period, which ended on August 13. If the IEPA determines to issue a construction permit, it will be effective 35 days after the date of issue to allow for an appeal period for interested parties.  Barring an appeal, we would expect to receive a construction permit at the end of the 35-day waiting period.  After a construction permit is granted and a third party energy provider is identified to build the facility, we anticipate that it would take approximately two years to construct and put the facility into operation.

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

EMPLOYEES

As of June 30, 2008, we had 482 employees, 258 of whom are covered by collective bargaining agreements with one labor union.  One agreement, which would have expired on August 31, 2008 and which covers 147 employees at the Atchison Plant, has been extended by the Company for 15 days.  Another agreement, which expires on October 31, 2011, covers 89 employees at the Pekin plant.  A collective bargaining agreement with employees at our Kansas City facility covers 22 employees and expires on September 25, 2009.  As of July 1, 2007, we had 460 employees.

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

During 1997, the IEPA commenced an action against our Illinois subsidiary with respect to alleged noncompliance of the Pekin Plant with certain air quality regulations.  In 2002, the USEPA began an enforcement initiative relating to air emissions standards, focusing on all ethanol producers in its Midwestern region.  In connection with the USEPA enforcement initiative relating to our Pekin facility, we entered a consent decree and paid a federal penalty of $172,000.  In connection with the IEPA proceedings, we entered a Stipulation and Proposal for Settlement pursuant  to which we made a total payment of $500,000, including a contribution  to a state special project fund.  Both the consent decree and the Stipulation required us to undertake specified compliance activities.  As a result of these proceedings and a desire to make our operations more efficient, we made capital expenditures of $11.1 million at the Pekin facility.  We could have complied with environmental requirements in Pekin by only installing necessary pollution control equipment to an existing dryer, which we expect would have cost approximately $2 million.  However, we elected instead to install a new, emission-controlled dryer/evaporator system that will both address regulatory requirements and increase plant efficiency.  In January 2006 we entered a consent agreement with the KDHE resolving past allegations relating to permits, emissions levels and compliance with pollution regulations.  We agreed to pay a civil penalty and to undertake certain modifications to our Atchison facility over two and one-half years, including replacing a dryer, replacing or modifying our boilers and modifying certain emission controls.  We had previously  installed  the emission-controlled dryer in Atchison that we will use to process distillers feed at an estimated cost of $12 million.  During fiscal 2008 we made additional capital expenditures of $1,823,000 for new boiler burners and emission controls and anticipate making an additional $633,000 in expenditures during fiscal 2009 for such measures.

STRATEGIC RELATIONSHIPS

On July 2, 2007 we acquired a 50% interest in a German joint venture company which will produce and distribute our Wheatex® products in the EU and elsewhere.  If the venture succeeds, the new company may build its own plant in the EU.  We have leased an extruder to the new company for future use and licensed the new company to practice our Wheatex® technology and sell the product in the EU and certain countries that are proximate to the EU.  Presently we anticipate production will begin in the second quarter of fiscal 2009.  As of June 30, 2008 our total capital commitment to the joint venture is $750,000, of which we had contributed $375,000.

On July 12, 2004, we entered into a business alliance with Cargill, Incorporated for the production and marketing of a new resistant starch called Fibersym® HA that is derived from high amylose corn.  Under this alliance, which has an initial term of five years, Cargill agreed to manufacture Fibersym® HA under U.S.  patent No. 5,855,946, which has been licensed exclusively to us.  The new starch is to be marketed by both companies under the Fibersym® brand name with all revenues from such sales recognized by us.  We and Cargill are to share profits from sales of the new product.  In connection with the arrangement for the new corn product, we also granted Cargill a royalty bearing sublicense to use the patented process for the life of the patent in the production of tapioca-based starches for use in food products.  We also agreed that if we determined to use the patented process to produce starches derived from other types of corn or to have a third party make product under the patent from other plant sources (other than wheat or potato), we would offer Cargill an opportunity to participate with us.  Cargill has started to market its tapioca-based starch product under the sublicense from us but we have only received nominal royalties to date.  As part of the transactions mentioned above, we licensed Cargill to use the technology disclosed and claimed in certain patent applications relating to uses for the patented resistant starch.

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

ITEM 1A.  RISK FACTORS

Our business is subject to certain risks and uncertainties.  The following identifies those which we consider to be most important:

RISKS THAT AFFECT OUR BUSINESS AS A WHOLE

Covenants in our credit facility could hinder our ability to operate.  Our failure to comply with covenants in our credit facility could result in the acceleration of the debt extended under such facility, limit our liquidity and trigger other rights.

Our credit agreement with our banks contains a number of financial and other covenants, including provisions that require us to meet certain financial tests and that limit or restrict our ability to:

•                  incur additional indebtedness;

•                  pay dividends to stockholders or purchase stock;

•                  make investments;

•                  dispose of assets;

•                  make capital expenditures;

•                  create liens on our assets; or

•                  merge or consolidate or dispose of all or substantially all of our assets.

These covenants may hinder our ability to operate and reduce our profitability, and a  breach of any of these covenants or requirements could result in a default under our credit agreement.   If  we default, and if such default is not cured or waived,  our lenders could, among other remedies, reduce our borrowing base, decline to extend us further credit and/or accelerate our debt and declare that such debt is immediately due and payable.  If our bank lenders were to terminate our credit, we may not have sufficient funds available to us to operate.  If they were to accelerate our debt, we may not be able to repay such debt or borrow sufficient funds to refinance.  Even if new financing is available, it may not be on terms that are acceptable.

Certain of our other secured debt instruments contain cross default provisions such that an event of default under our credit agreement may result in an event of default under these other debt instruments.

As of June 30, 2008, our credit agreement required us to maintain minimum tangible net worth and specified financial ratios, including a working capital ratio, a fixed charge coverage ratio and a leverage ratio.  As of June 30, we did not meet our tangible net worth requirement or our fixed charge coverage  or leverage ratios.  As a result of our default, our lenders were entitled, among other remedies, to reduce our borrowing base, decline to extend further credit to us and/or accelerate our debt and foreclose on their collateral.  However, they did not do so but instead have agreed to amendments which, among other matters,  eliminate the term loan component of the credit agreement, increase the revolving credit component from $40 million to $55 million and impose new financial covenants that apply over an interim standstill period.  See Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources – Line of Credit.”  They also have  shortened the term of the revolving credit component  of the credit facility and agreed to a 60-day standstill period, during which time we must  deliver the banks a report from an outside  auditor regarding our inventory and accounts receivable and reconciling of our grain positions.  Additionally, the banks may review our commodity positions and hedging strategy.  If we do not default under the terms of the amendment, the lenders may, in their sole discretion, extend the standstill period but are under no obligation to do so.  If they elect to do so, the lenders may exercise all their rights and remedies under the credit agreement at the end of the standstill period or sooner if  we default under the terms of the amendment during the standstill period. See Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources – Line of Credit.” Although we would hope that if  we continue to meet these new covenants, our lenders will not terminate the credit agreement and will continue to honor our draws, there can be no assurance that they will do so or that they will renew our credit agreement upon its scheduled expiration date, in which case we may be required to seek new financing in order to continue to operate.  As noted above, there is no assurance that we could obtain such financing or, if obtained, that it would be on favorable terms.  There can be no assurance we will be able to meet the new financial covenants.

As a result of recent operating losses we have incurred significant debt.

During fiscal 2008 we incurred operating losses, as a result of which we had to borrow significant amounts under our credit facilities in order to have sufficient cash to operate. Our interest rates will increase over our fourth quarter levels as a result of our default and the recent amendment to our credit agreement.  Accordingly, our debt service requirements are greater than in recent history and the amount of debt we have incurred may have important consequences, including the following:

•                  We will have to use a substantial portion of our cash flows from operations to pay principal and  interest on our debt, which will reduce the funds that would otherwise be available to us for our operations, capital expenditures, future business opportunities and dividends; and

•                  We will be adversely affected by increases in prevailing interest rates.

Our profitability is affected by the cost of grain that we use in our business, and the availability and cost of such agricultural products are subject to weather and other factors beyond our control.

Grain costs are a significant portion of our costs of goods sold, and historically the cost of grain is subject to substantial fluctuations depending upon a number of factors which affect commodity prices in general and over which we have no control, including crop conditions, weather, government programs and purchases by foreign governments. These fluctuations can be sudden and volatile at times.  From the third quarter of fiscal 2008  to the fourth quarter of fiscal 2008, for example, our cost per bushel of corn, after hedging, increased from $3.54 to $4.54 , and our cost per bushel of wheat increased from $6.22 to $10.36.  Such variations in grain costs have had and are expected to have, from time to time, significant adverse effects on the results of our operations, as we are not always able to keep pace proportionately with price increases due to several factors, such as the terms of supply agreements that limit our ability to raise prices, price competition from substitute products and competition from global competitors with different input commodity prices due to subsidies, tariffs, or other unique advantages.

Although we engage in the purchase of commodity futures to hedge economic risks associated with fluctuating grain prices, we may not be successful in fully limiting our exposure to market fluctuations in the cost of grain.

Our profitability is affected by the cost of natural gas.

Natural gas is a significant input cost, and comprised approximately 18 percent of our costs of goods sold in fiscal 2008 and 15.4 percent of our cost of goods sold in fiscal 2007.  We use natural gas extensively in our operations and the price of natural gas fluctuates, based on anticipated changes in supply and demand, weather and the prices of alternative fuels.  During fiscal 2008 for example, the average quarterly price of natural gas fluctuated from a low of $7.27/MMBtu to a high of $10.05/MMBtu.  This compared to a low of $6.87/MMBtu to a high of $7.54/MMBtu in fiscal 2007.   Historically, prices of natural gas have been higher in the late fall and winter months than during other annual periods.  We are not always able to pass on increases in energy costs to our customers, and margins and profitability have been and could continue to be adversely affected by fluctuations in the price of natural gas.

Hedging transactions involve risks that could harm our profitability.

In an attempt to minimize the effects of the volatility of corn and wheat costs on operating profits, we take hedging positions in corn and wheat futures markets by entering into readily marketable exchange-traded commodity futures and option contracts to reduce the risk of future grain price increases.  We also hedge the purchase price of natural gas used in the distilling process. These are steps we take to attempt to reduce the risk caused by price fluctuation.  The effectiveness of such hedging activities is dependent upon, among other things, the cost of corn, wheat and natural gas, as well as our ability to sell sufficient amounts of products to utilize all of the grain subject to futures contracts.  Hedging activities can result in costs because price movements in grain contracts are highly volatile and influenced by many factors beyond our control. Some of the general  risks associated with hedging are described in the paragraphs below.

Transactions in futures can involve a great deal of risk.  The amount of initial margin that we are required to maintain is small relative to the value of a futures contract, so that our futures transactions are leveraged.  A relatively small market movement will have a proportionately larger impact on the funds we have deposited or will have to deposit. This can harm us as well as benefit us. We  may sustain a total loss of initial margin funds and any additional funds deposited with our broker to maintain our position.  If the market moves against our position or margin levels are increased, we may be called upon to pay substantial additional funds on short notice to maintain our position. If we fail to comply with a request for additional funds within the time prescribed, our position may be liquidated at a loss and we will be liable for any resulting deficit.

Transactions in options also carry a high degree of risk.  Selling (“writing” or “granting”) an option generally entails considerably greater risk than purchasing options.  Although the premium received when we sell an option is fixed, we may sustain a loss well in excess of that amount.  We will be liable for additional margin to maintain the position if the market moves unfavorably.  We may also be exposed to the risk of the purchaser exercising the option and we will be obligated to either settle the option in cash or to acquire or deliver the underlying interest.  If the option is on a future, we will acquire a position in a future with associated liabilities for margin (see the preceding).  If we cover the option by holding a corresponding position in the underlying interest or a future or another option, we may reduce this risk.  If we do not cover an option, our risk of loss can be “unlimited.”

Our risk may also be increased by illiquid markets or market rules that suspend trading in a contract or contract month because of price limits.  Such conditions may make it difficult or impossible for us  to effect transactions or liquidate/offset positions.

As a result of the rising compliance costs and the complexity associated with the application of hedge accounting, effective April 1, 2008 we discontinued the use of hedge accounting for our commodity derivative positions.  Accordingly, the changes in the values of these derivatives will be recorded in earnings currently, resulting in volatility in both gross margin and net earnings. Gains and losses on our derivative transactions will be reported in cost of sales in our Consolidated Statements of Income.  This volatility could cause results reported in any period to differ from our expectations. Our net earnings over the life of the derivative contracts remain unchanged.

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

Most of our work force is unionized.  The contract at our Pekin facility expires in 2011. The contract at our Atchison facility was scheduled to expire on August 31, 2008, but has been extended by 15 days.  Presently, we are engaged in negotiations with the union representing employees at our Atchison facility.  If our unionized workers were to engage in a strike, work stoppage or other slowdown in the future at either facility, we would be unable to operate our plant and it is likely that we would experience a significant disruption of our operations, which could have a material adverse effect on us.

We may require significant cash flow to make capital expenditures.

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

RISKS SPECIFIC TO OUR DISTILLERY PRODUCTS SEGMENT

Volatile corn and gasoline prices affect our profitability.

Historically, the price of fuel grade alcohol, or ethanol as it is commonly known, has had some relation to the price for gasoline.  According to Oil Price Information Service (www.opisnet.com) and historical pricing information from the Chicago Board of Trade, over the ten year period ended July 1, 2007, the price of ethanol averaged approximately $0.40 a gallon over that of gasoline; however, during fiscal 2008, the average cost of ethanol was $0.38 per gallon lower than the average cost of gasoline.  Nonetheless, the price of fuel grade alcohol has tended to increase as the price of gasoline increases, and the price for fuel grade alcohol tends to decrease as the price of gasoline decreases.  A substantial portion of our operating income is dependent on the spreads between alcohol and corn prices.  The spreads between alcohol and corn prices decreased significantly in fiscal 2008 from their levels in fiscal 2007 due to increases in the price of corn and, in the case of fuel alcohol, lower prices.  Reduced spreads, either as a result of increased corn prices or reduced prices for alcohol, adversely affects our financial performance.

The relationship between the price we pay for corn and the sales prices of our co-products can fluctuate significantly and affect our results of operations.

Distillers dried grain, or distillers feed, is the principal co-product of our ethanol production process and can contribute significantly to the profitability of our distillery products segment.  We sell distillers feed for prices which historically have tracked the price of corn.  Recently, however, the value of these co-products has lagged behind the significant and rapid increase in corn prices.  We believe that in part this resulted from decreased demand in the European Union due to the E.U.’s non-approval of several varieties of genetically modified corn commonly grown in the U.S. Further, certain of our co-products compete with similar products made from other plant feedstock whose cost may not have risen as corn prices have risen.  As a result, the profitability of this product to us could be affected.

The recent rapid growth of production capacity in the ethanol industry creates some market uncertainly for portions of our business and the ethanol industry.

Approximately 46 percent of our fiscal 2008 distillery product sales and 56 percent of our fiscal 2007 distillery product sales were fuel grade alcohol, or ethanol.  The ethanol industry continues to grow and there is significant competition among ethanol producers.   From June 2007 to June 2008, industry capacity grew from approximately 6.5 billion to 9.3 billion gallons, or 43%.   As of June 30, 2008, existing construction at new and expanding ethanol plants was predicted to increase ethanol production capacity by approximately 4.2 billion gallons.  This would increase the existing nationwide production capacity as of such date by approximately 45% percent.  There also is increasing competition from international suppliers.  Although there is a tariff on foreign produced ethanol that is slightly higher than the federal ethanol tax incentive, ethanol imports equivalent to up to 7% of total domestic production from certain countries were exempted from this tariff under the Caribbean Basin Initiative to spur economic development in Central America and the Caribbean.

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

Although there has been an increase in the demand for ethanol following the adoption of the Energy Policy Act of 2005, we cannot provide any assurance or guarantee that there will be any material or significant increases in the price for ethanol.  If the production of ethanol exceeds either the demand for ethanol or the petroleum industry’s ability to blend ethanol with gasoline, then we would expect the price of ethanol to fall, and such a fall in ethanol prices could be significant. In that case, our revenues could decrease.

The increased production of ethanol has had other adverse effects as well.  For example, we believe the increased production of ethanol has resulted in increased demand for corn, which has lead to higher prices for corn, resulting in higher costs of production and lower margins.  Also, the increased production has led to increased supplies of co-products from the production of ethanol, such as distillers feed.  Those increased supplies have contributed to lower prices for those co-products in relation to corn prices.  Although demand for distillers feed has increased roughly in proportion to supply, were prices to fall, it might have an adverse affect on our business.

Federal regulations concerning tax incentives could expire or change which could reduce our revenue.

To encourage the production of ethanol for use in gasoline, the Federal government has enacted tax and other incentives designed to make ethanol competitive with gasoline and gasoline additives.  Under the internal revenue code, and until the end of 2008, gasoline that has been blended with ethanol provides sellers of the blend with certain credits or payments that amount to $0.51 per gallon of ethanol with a proof of 190 or greater that is mixed with the gasoline.  As a result of recent reductions, in 2009 and 2010 such credits or payments will amount to $0.45 a gallon.

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

RISKS SPECIFIC TO OUR INGREDIENT SOLUTIONS SEGMENT

We have incurred impairment losses and may suffer future impairment losses.

We review long-lived assets, mainly equipment, for impairment at year end or if events or circumstances indicate that usage may be limited and carrying values may not be recoverable. Should events indicate the assets cannot be used as planned, the realization from alternative uses or disposal is compared to the carrying value. If an impairment loss is measured, this estimate is recognized. Considerable judgment is used in these measurements, and a change in the assumptions could result in a different determination of impairment loss and/or the amount of any impairment. See Item 7. Managements’ Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates.  We recognized a non-cash impairment loss of $8.1 million at the end of the third quarter of fiscal 2008, of which $4.7 million related to the pet treat resin component of our other segment and $3.4 million related to ingredient solutions equipment at our related Kansas City, Kansas production facility.  We may incur further impairment losses with respect to these assets if the assumptions that we made when we performed our analysis prove to be incorrect or if we determine that we need to change our assumptions.  Further, we have experienced operating losses in our ingredient solutions segment in each of the last three fiscal years and anticipate that such losses will continue into at least a portion of fiscal 2009.  If continued high commodity prices or other factors result in continuing losses in our ingredient solutions segment beyond our expectations, we may incur additional impairment losses related to that segment.

Business Strategy Risks

Our business strategy for our ingredient solutions segment includes focusing our efforts on the production of specialty proteins and starches and expanding our geographic reach, both domestically and internationally.  We have reconfigured our ingredient solutions technology platforms around our customers and the bulk of our research and development is now customer focused. We have narrowed our product lines to drive towards a higher-value product mix.  We also intend to make acquisitions and develop strategic alliances. There can be no assurance that our ingredients business will be profitable with our changed research focus and fewer product offerings or that we will be successful in identifying appropriate acquisition candidates or joint venture partners.  We may need to incur additional indebtedness (which may be long-term), expend cash or use a combination thereof for all or part of the consideration to make acquisitions or be in future joint ventures,  and there can be no assurance that we will have the requisite cash flow or access to funding.  While we periodically evaluate potential acquisition and joint venture opportunities, apart from a start up joint venture in Germany to make Wheatex and a strategic alliance with Cargill that we are trying to renegotiate, we currently have no present commitments or agreements with respect to any material acquisition or joint venture.  There can also be no assurance that our ingredients business strategy will prove to be profitable.

The markets for our protein and starch products are very competitive, and our results could be adversely affected if we do not compete effectively.

The markets for starches and proteins in which we participate are very competitive. Our principal competitors in these markets have substantial financial, marketing, and other resources. In some product categories, we compete not only with other wheat based products but also with products derived from other sources.  Competition is based on such factors as product innovation, product characteristics, product quality, price, color and name.  If market conditions make our specialty ingredients too expensive for use in consumer goods, our revenues could be affected.  If our large competitors were to decrease their pricing, we could choose to do the same, which could adversely affect our margins and profitability.   If we did not do the same, our revenues could be adversely affected due to the potential loss of sales or market share. Our revenue growth could also be adversely impacted if we are not successful in developing new products for our customers or through  new product introductions by our competitors.

RISKS SPECIFIC TO OUR OTHER SEGMENT

We have incurred impairment losses in our pet treat resin business and may suffer future impairment losses.

As noted above in our discussion of our ingredient solutions segment, during fiscal 2008 we recognized an impairment loss with respect to the pet resin business in our other segment.  We are attempting to dispose of the assets that we used in that business.  We may incur further impairment losses with respect to these assets if the assumptions that we made when we performed our analysis prove to be incorrect or if we determine that we need to change our assumptions.

Our plant-based biopolymers and wood based resins may not prove to be profitable.

Plant-based biopolymers and wood- based resins continue to represent an emerging area of our business.   While commercialization of these products has begun, they continue to undergo further research and development as we explore additional enhancements to expand their functionality and use capabilities.  To date, they have not contributed significant revenues or proved profitable.

OTHER RISKS

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

We maintain the following principal plants, warehouses and office facilities:

Location	Purpose	Plant Area	Tract Area
		(in sq. ft.)	(in acres)

Atchison, Kansas	Grain processing, distillery, warehousing, and research and quality control laboratories. (Distillery Products and Ingredient Solutions)	494,640	26

	Principal executive office building (Corporate)	18,000	1

	Technical Innovation Center (Ingredient Solutions)	19,600	1

Kansas City, Kansas	Specialty protein and starch further processing and extrusion facility and warehouse. (Ingredient Solutions and Other)	83,200	27

Pekin, Illinois	Grain processing, distillery, warehousing and quality control laboratories. (Distillery Products and Ingredient Solutions)	462,926	49

Onaga, Kansas	Production of plant-based polymers and wood composites. (Other)	23,040	3

Our facilities are generally in good operating condition, are currently in normal operation, and are generally suitable for the business activity conducted therein and have productive capacities sufficient to maintain prior levels of production.  The Atchison, Pekin and Onaga production facilities are owned.  The Kansas City facility is leased from the Unified Government of Wyandotte County, Kansas City, Kansas, and the executive offices and technical innovation center in Atchison are leased from the City of Atchison, pursuant to an industrial revenue bond financings.  We also own or lease transportation equipment and facilities and a gas pipeline described under Business – Transportation and Energy.  Our loan agreements contain covenants that limit our ability to pledge our facilities to others.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material legal proceeding required to be disclosed under Item 103 of Regulation S-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

Our Executive Officers are as follows:

Name	Age	Position
Laidacker M. Seaberg	62	Chairman of the Board

Timothy W. Newkirk	40	President and Chief Executive Officer

Robert J. Zonneveld	43	Vice President of Finance and Administration and Chief Financial Officer

Brian T. Cahill	54	Executive Vice President, Distillery Products

Clodualdo “Ody” Maningat, Ph.D.	53	Vice President, Application Technology and Technical Services

Marta L. Myers	48	Corporate Secretary and Executive Assistant to the President

Steven J. Pickman	55	Vice President, Corporate Relations and Marketing Services

David E. Rindom	53	Vice President, Human Resources

Randy M. Schrick	58	Vice President, Engineering, and Corporate Director of Distillery Products Manufacturing

William R. Thornton	56	Vice President, Quality Management and Internal Legal Counsel

Mr. Seaberg joined the Company in 1969 and has served as Chairman of the Board since October 2006. He had also previously served as Chief Executive Officer from September, 1988 to March, 2008.   He had served as the President of the Company from 1980 to October, 2006.  He is the son-in-law of Mr. Cray, Jr.

Mr. Newkirk has served as President and Chief Executive Officer since March, 2008.  He previously had been President and Chief Operating Officer since October, 2006 and Vice President of Operations and Chief Operating Officer since April, 2006.  He first joined the Company in 1991, serving initially as a distillery shift manager and later as a process engineer, project engineer and quality control manager at the Atchison, Kansas plant.  He became manager of the Company’s Pekin, Illinois plant in 1997.  From 2000 to 2002, he was Vice President of Operations for the former High Plains Corporation, an ethanol production company located in Wichita, Kansas.  He became Vice President of Global Operations for Abengoa Bioenergy S.L. following that company’s acquisition of High Plains in January, 2002.  He then served as Chief Operating Officer of Abengoa Bioenergy Corporation from August, 2003 until his return to MGP Ingredients as Director of Operations in 2005.

Mr. Zonneveld joined the Company as Vice President of Finance and Administration and Chief Financial Officer in August, 2007.  Just prior to that, he served for over two years as Chief Financial Officer of the Gowan Company, Yuma, Arizona.  From 1995 to 2005, he was employed in executive capacities with Standard Commercial Corp., Wilson, North Carolina, including six years as Vice President of Finance.  He had previously served for two years as a Consolidation Accountant for Dimon, Inc., Danville, Virginia, and for two years as Controller for TEIC U.S., a subsidiary of Dimon.  He also served for one year as a staff auditor for BDO Seidman, Greensboro, North Carolina.

Mr. Cahill has served as Executive Vice President of Distillery Products since October, 2007.  He had formerly served as Vice President – Finance and Administration and Chief Financial Officer since October 2002. Prior thereto he served as General Manager of the Company’s Pekin facility since 1992.

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

Mr. Rindom joined the Company in 1980.  He has served as Vice President, Human Resources since June 2000.  He was Corporate Director of Human Relations from 1992 to June 2000, Personnel Director from 1988 to 1992, and Assistant Personnel Director from 1984 to 1988.

Mr. Schrick, a Director since 1987, joined the Company in 1973.  He has served as Vice President of Engineering and Corporate Director of Distillery Products Manufacturing since June, 2008.  He previously was Vice President, Manufacturing and Engineering since July 2002.  He served as Vice President - Operations from 1992 until July 2002.  From 1984 to 1992, he served as Vice President and General Manager of the Pekin plant.  From 1982 to 1984, he was the Plant Manager of the Pekin Plant.  Prior to 1982, he was Production Manager at the Atchison plant.

Mr. Thornton joined the Company in 1994.  He has served as Vice President of Quality Management since June 2000 and as Internal Legal Counsel since 2007. He was Corporate Director of Quality Management from 1997 to June 2000, and Corporate Director of Continuous Quality Improvement from 1994 to 1997.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

TRADING MARKET

Our Common Stock has been traded on the NASDAQ Stock Market (formerly the National Market System) since November 1988.  Our trading symbol is MGPI.

HISTORICAL STOCK PRICES

The table below reflects the high and low closing prices of our Common Stock for each quarter of fiscal 2008 and 2007:

		Sales Price
		High	Low
2008

	First Quarter	$18.10	$10.13
	Second Quarter	10.30	6.13
	Third Quarter	10.28	6.16
	Fourth Quarter	8.10	5.80

2007:
	First Quarter	$25.16	$17.99
	Second Quarter	23.44	20.25
	Third Quarter	23.08	18.12
	Fourth Quarter	20.73	15.76

Under our credit agreement, as amended on September 3, 2008, we cannot pay dividends without the consent of the lenders under the credit agreement.

We paid an annual cash dividend of $0.20 per share in October 2006 and semi-annual cash dividends of $0.10 per share in April 2007, $0.15 per share in October 2007 and $0.10 per share in April 2008.  After we are free of restrictions in our credit agreement, any future dividends permitted by the terms of any future credit arrangement will be paid at the discretion of the Board of Directors, which will consider various factors, including our operating results and cash requirements, in making any decision respecting dividends.

RECORD HOLDERS

At June 30, 2008, there were approximately 607 holders of record of our Common Stock.  We believe that the Common Stock is held by approximately 6,181 beneficial owners.

PURCHASES OF EQUITY SECURITIES BY ISSUER

We did not repurchase any shares of our stock during the three months ended June 30, 2008.

ITEM 6. SELECTED FINANCIAL DATA

Fiscal Year (1) (2) (3)	2008	2007	2006	2005	2004
		(as restated)	(as restated)	(as restated)	(as restated)
Income Statement Data:
Net sales	$392,893	$367,994	$322,477	$275,177	$270,673
Cost of sales	388,662	320,721	276,498	249,449	235,333
Gross profit	4,231	47,273	45,979	25,728	35,340

Selling, general and administrative expenses	24,235	20,319	23,811	19,318	20,339
Write-off of assets	1,546	—	—	—	—
Loss on impairment of assets	8,100	—	—	—	—
Income (loss) from operations	(29,650)	26,954	22,168	6,410	15,001
Other income, net	515	1,490	137	890	1,450
Gain on settlement of litigation, net of related expenses	7,046	—	—	—	—
Interest expense	(1,490)	(964)	(1,482)	(1,393)	(1,088)
Equity in loss of unconsolidated subsidiary	(14)	—	—	—	—
Income before income taxes	(23,593)	27,480	20,823	5,907	15,363

Provision (benefit) for income taxes	(11,851)	9,914	6,963	2,047	6,069
Net income	$(11,742)	$17,566	$13,860	$3,860	$9,294

Basic earnings per common share	$(0.71)	$1.07	$0.86	$0.24	$0.60
Cash dividends per common share	$0.25	$0.30	$0.15	$0.15	$0.08

Weighted average basic common shares outstanding	16,531	16,428	16,106	15,975	15,473

Balance Sheet Data:
Working capital	$46,864	$47,565	$43,454	$39,737	$39,054
Total assets	225,932	225,023	204,584	189,500	187,037
Long-term debt, less current maturities	1,301	8,940	12,355	16,785	12,561
Stockholders’ equity	134,015	147,009	133,897	119,636	117,452
Book value per share	$8.09	$8.91	$8.23	$7.49	$7.38

(1)

Fiscal years 2004, 2005, 2006 started on July 1 and ended on June 30.  On June 8, 2006 the Board of Directors amended the Company’s Bylaws to effect a change in the fiscal year from a fiscal year ending June 30 to a 52/53 week fiscal year. As a result of this change, fiscal 2007 ended on July 1, 2007. On March 6, 2008, the Board of Directors amended the Company’s bylaws to effect a change in the fiscal year so that it would again end on June 30 each year.

(2)

Amounts for the fiscal years 2004 through 2007 have been adjusted to reflect a restatement of those years. See Note 18 in Notes to Consolidated Financial Statements set forth in Item 8 for additional information and analysis.

(3)

Amounts for the fiscal year 2008 include a write-off of assets of $1.5 million, a write-down of inventory of $1.3 million and a loss on the impairment of assets of $8.1 million, partially offset by a gain on the settlement of litigation of $7.0 million and the removal of the $3.0 million state tax valuation allowance ($2.0 million net of taxes). For further discussion, see Notes 5, 9, 10 and 11 in Notes to Consolidated Financial Statements set forth in Item 8, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Fiscal 2008 Compared to Fiscal 2007 – Cost of Sales.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a fully integrated producer of certain ingredients and distillery products and have three reportable segments, an ingredient solutions segment, a distillery products segment and an other segment.  Products included within the ingredient solutions segment consist of starches, including commodity wheat starch and specialty wheat starch, and proteins, including commodity wheat gluten, specialty wheat proteins, and mill feeds.  Distillery products consist of food grade alcohol, including beverage alcohol and industrial alcohol, fuel grade alcohol, commonly known as ethanol, and distillers feed and carbon dioxide, which are co-products of our distillery operations. Products in our other segment consist of plant-based resins and biopolymers and wood composites.

Our principal raw material is grain, consisting of wheat, which is processed into all of our products, and corn, which is processed into alcohol, animal feed and carbon dioxide.  The cost of grain is subject to substantial fluctuations depending upon a number of factors which affect commodity prices in general, including crop conditions, weather, government programs and purchases by foreign governments.  Such variations in grain prices have had and are expected to have from time to time significant adverse effects on the results of our operations, as we are not always able to keep pace proportionately with price increases due to several factors, such as the terms of supply agreements that limit our ability to raise prices, price competition from substitute products and competition from global competitors with different input commodity prices due to subsidies, tariffs, or other unique advantages  We enter into readily marketable exchange-traded commodity futures and option contracts to reduce the risk of future grain price increases. We elected to discontinue the use of hedge accounting for all commodity derivative positions effective April 1, 2008.   Since April 1, 2008, we have recorded all changes in the value of derivatives in cost of sales in  our Consolidated Statements of Income.  See “Critical Accounting Policies” below.

Energy comprises a major cost of operations, and seasonal increases in natural gas and other utility costs can affect our profitability.  Except for fiscal 2007, in each fiscal year since fiscal 2002, energy costs have been higher than in the previous fiscal year.

Substantially all of our sales are made directly or through distributors to manufacturers and processors of finished goods.  Sales to our customers purchasing food grade alcohol are made on a spot, monthly, quarterly and annual basis depending on the customer’s needs and  market conditions.  However, depending on market conditions, we sell varying amounts of our fuel alcohol under longer term contracts.  Contracts with ingredients customers are generally price and term agreements which are fixed for quarterly or six month periods, with very few agreements of twelve months duration or more.  In the past, we have benefited from tax and other incentives offered by the United States and various state governments to encourage the production of fuel alcohol.  One of these involves a program that was implemented by the U.S. Department of Agriculture in December, 2000 to provide cash incentives for ethanol producers who increase their grain usage over comparable quarters to raise fuel alcohol production.  Under this program, we received a final payment of approximately $190,000 in fiscal 2006, at which time our eligibility to participate in the program ended.

We also have benefited from a United States Department of Agriculture program in effect from June 1, 2001 to May 31, 2003 to support the development and production of value-added wheat proteins and starches.  Current and prior period results reflect the recognition of revenue from this grant.  See Critical Accounting Policies-USDA Grant.  We also benefit indirectly from tax incentives provided gasoline marketers and producers to encourage the use of ethanol.  These incentives presently are scheduled to expire at the end of 2010.

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

Hedging Activities.  From time to time, we enter into readily marketable exchange-traded commodity futures and option contracts to reduce the risk of future grain price increases.  Derivative instruments related to our hedging program are recorded as either assets or liabilities and are measured at fair market value.  Consistent with application of hedge accounting under Statement of Financial Accounting Standards No. 133 as amended (“SFAS 133”), prior to April 1, 2008 changes in the fair market value of the derivative instruments designated as cash flow hedges were recorded either in current earnings or in other comprehensive income, depending on the nature of the hedged transaction.  Gains or losses recorded in other comprehensive income were reclassified into current earnings in the periods in which the hedged items were consumed.  Any ineffective portion of a hedged transaction was immediately recognized in current earnings.

We elected to discontinue the use of hedge accounting for all commodity derivative positions effective April 1, 2008.  Accordingly, changes in the value of derivatives subsequent to March 31, 2008 have been recorded in cost of sales in our Consolidated Statements of Income.  Additionally, derivative instruments entered into during the third and fourth quarter were not designated as hedges. The change in the market value of these instruments also has been recorded in cost of sales in our Consolidated Statements of Income.  As of June 30, 2008, the mark-to-market adjustment included in accumulated other comprehensive income with respect to derivatives originally designated for hedging under FASB 133 and subsequently de-designated in April 2008 will remain in accumulated other comprehensive income as a component of equity until the forecasted transactions to which the specific hedged positions relate occur. At that time, the accumulated comprehensive income will be reclassified to earnings.  Regardless of accounting treatment, we believe all commodity hedges are economic hedges.

USDA Grant.  As discussed in Note 1 to the Notes to Consolidated Financial Statements, we received a grant from the United States Department of Agriculture Commodity Credit Corporation totaling approximately $25.6 million over the two-year period June 1, 2001 to May 31, 2003.  The funds were awarded for research, marketing, promotional and capital costs related to value-added wheat gluten and starch products.  Of the amount awarded, we allocated approximately $8.1 million to operating costs and $17.5 million to capital expenditures.  Management has exercised judgment in applying grant proceeds to operating costs and capital expenditures in accordance with the terms of the grant.  Funds applied to current operating costs were considered revenue as those costs were incurred during fiscal years 2002 and 2003.  Funds applied to capital expenditures are being recognized in income over the periods during which applicable projects are depreciated.  Substantially all of the funds applied to capital expenditures will be recognized in this manner over approximately the next four to five years.

Impairment of Long-Lived Assets.  We review long-lived assets, mainly equipment, for impairment at year end  or if events or circumstances indicate that usage may be limited and carrying values may not be recoverable.  Should events indicate the assets cannot be used as planned, the realization from alternative uses or disposal is compared to the carrying value.  If an impairment loss is measured, this estimate is recognized.  Considerable judgment is used in these measurements, and a change  in the assumptions could result in a different determination of impairment loss and/or the amount of any impairment.  We recognized a non-cash impairment loss of  $8.1 million at the end of the third quarter of fiscal 2008, of which $4.7 million related to the pet business component of our Other segment and $3.4 related to the ingredients equipment at our related Kansas City, Kansas production facility.  We may incur further impairment losses with respect to these assets if the assumptions that  we made when we performed our analysis prove to be incorrect or if we determine that we need to change our assumptions.  Further, we have experienced operating losses in our ingredient solutions segment in each of the last three fiscal years and anticipate that such losses will continue into fiscal 2009.  If continued high commodity prices or other factors result in continuing losses in our ingredient solutions segment beyond our expectations, we may incur additional impairment losses related to that segment.

Defined Benefit Retirement Plan.  We sponsor two funded, noncontributory qualified Defined Benefit Retirement Plans that cover substantially all our union employees.  The benefits under these plans are based upon years of qualified credited service.  Our funding policy is to contribute annually not less than the regulatory minimum and not more than the regulatory maximum amount deductible for income tax purposes.  The measurement and valuation date of the plans is June 30 of each year.  We make various assumptions in valuing the liabilities and benefits under the plan each year.  We consider the rates of return on long-term, high-quality fixed income investments using the annualized Moody’s AA bond index.  Assumptions regarding employee and retiree life expectancy are based upon the 2008 IRS Combined Mortality Table.

Other Post-Retirement Benefits.  We also provide certain other post retirement health care and life insurance benefits to certain retired employees.  Currently, the plan covers approximately 540 participants, both active and retired.  We fund the post retirement benefit plans on a pay-as-you-go basis and there are no assets that have been segregated and restricted to provide for post retirement benefits.  We pay claims as they are submitted for both the medical and life insurance plans.  We provide varied levels of benefits to participants depending upon the date of retirement and the location in which the employee worked.  The medical and life plans are available to employees who have attained the age of 62 and rendered the required number of years of service ranging from five to ten years.  All health benefit plans provide company-paid continuation of the active medical plan until age 65.  At age 65, we either provide the retiree with Medicare Supplement coverage until death or we pay a lump sum advance premium on behalf of the retiree to the MediGap carrier of the retiree’s choice.  The employee retirement date determines which level of benefits is provided.

Prior to the fiscal year ended June 30, 2008, the plan measurement and valuation date was May 31 of each year.  Beginning with the fiscal year ended June 30, 2008, we changed the plan measurement and valuation date to June 30.  In accordance with Statement on Financial Accounting Standard No. 158 Employers Accounting for Defined Benefit Pension and Other PostRetirement Plans (as amended) (“SFAS 158”), we have made a $60,000 adjustment to retained earnings to reflect the adjustment related to adoption of the new measurement date.   We make various assumptions in valuing the liabilities and benefits under the plan each year.  We consider the rates of return on currently available, high-quality fixed income investments, using the annualized Moody’s AA bond index.  (Long term rates of return are not considered because the plan has no assets.)  For fiscal 2008, the accumulated post retirement benefit obligation (“APBO”) remained relatively unchanged at $7.7 million.  Assumptions regarding employee and retiree life expectancy are based upon the 2008 IRS Combined Mortality Table.  We also consider the effects of expected long term trends in health care costs, which are based upon actual claims experience and other environmental and market factors impacting the cost of health care in the short and long-term.

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

CHANGES IN SEGMENT REPORTING

In the quarter ended September 30, 2007, we expanded the number of our operating segments from two to three.  Following a review of our business, we concluded that it would be more appropriate and would provide our shareholders with better information if we were to include our pet treat resins and plant-based biopolymers in a separate segment.  These are now reported within the other segment (“other”).  The ingredients segment has been re-titled ingredient solutions, to better reflect our integrated approach to providing comprehensive solutions to our ingredient solutions customers.  The ingredient solutions segment continues to report vital wheat gluten, commodity starch, specialty proteins and starches as well as mill products, currently consisting of wheat flour and mill feeds primarily sold for agricultural purposes.  The distillery products segment continues to report food grade alcohol (consisting of beverage and industrial alcohol), fuel grade alcohol and distillery co-products, consisting principally of distillers feed.

For the quarter ended December 30, 2007, we further refined the methodology for assessing identifiable assets and earnings (loss) before income taxes for all segments resulting in greater allocation to operating segments of identifiable assets and earnings (loss) before income taxes versus non-allocated corporate.  Amounts previously disclosed as identifiable assets as of July 1, 2007 and June 30, 2006 and earnings (loss) before income taxes for fiscal years ended July 1, 2007 and June 30, 2006 have been adjusted to reflect this revision.

DEVELOPMENTS IN THE INGREDIENT SOLUTIONS SEGMENT

As reported previously,  the trends of convenience and health & wellness continue to  be principal drivers for the global food industry.  In their development efforts, food manufacturers’ gravitate towards suppliers who can supply functional, healthy and natural ingredients.  During fiscal 2008, we  added technical specialists in our sales organization and have embarked on a more aggressive selling effort.  With our expanded selling effort, we are calling on more of the 50 largest North American food companies and consulting on how our wheat-based protein and starch specialty ingredients can improve their new products and speed their development. We have also, in concert with our distributors, reinvigorated our sales growth efforts, in Asia and Europe.  Our technical talent and facilities are enabling us to pursue closer relationships with customers.

As important as our customer focus is to growing our top line, our dedication to improving our process capabilities is critical to improving our standard cost structure.  Using tools and skills from continuous improvement processes such as our investment in the Six Sigma program, we are implementing process improvements in select protein and starch unit operations.  These improvements should begin to pay off for us in lower standard costs for some of our most important product lines.  We will continue to deploy human talent and effort on our manufacturing operations to drive costs out of our system.  We also are dedicating significant effort into improving the productivity of our enterprise by reducing defects in our internal processes.

Since wheat is the primary raw material in our business, high wheat prices continue to impact the cost of sales in the ingredient solutions segment.  We anticipate that given growing global demand for agricultural crops, wheat  prices may not decline to historical lower levels in the foreseeable future.  Because of that, we will continue to focus on improving our productivity across our entire business so that we can sustain our position in the industry.

As noted in previous reports, the March 2007 recall of pet food products containing Chinese wheat flour misrepresented as wheat gluten has caused heightened demand for our vital wheat gluten.  We have met this increased demand with increased vital wheat gluten production from our Atchison, Kansas and Pekin, Illinois manufacturing facilities.  This increase in demand, combined with improved pricing, is also providing a significant impact on revenues of our ingredient solutions segment.  We continue to believe this development to be a short-term trend only and in parallel will continue to maintain our long-term focus on the continued development and commercialization of our value-added wheat protein solutions.

As noted below in the discussion of our other segment, developments in our pet business have led us to conclude at the end of the third quarter that our pet business assets are impaired.  We also concluded that certain of our textured wheat protein assets at a shared manufacturing facility in Kansas City, Kansas are also impaired.  Of the total impairment charge recognized, $3.4 million relates to assets allocated to our ingredient solutions segment.

DEVELOPMENTS IN THE DISTILLERY PRODUCTS SEGMENT

Profit margins in the distillery products segment were adversely impacted by the effect of higher corn prices, ethanol selling at a discount to gasoline and, in the fourth quarter of fiscal 2008, higher natural gas prices.  As industry-wide ethanol production capacity continued to expand, corn prices continued to reflect increased demand related to this increased ethanol production.  As a result of these developments in raw material costs, sales of fuel ethanol dropped during the fourth quarter compared to previous quarters due to reduced production.  Our hedging program, consisting of derivatives and cash purchases, softened the impact of rising corn prices during the fiscal year ended June 30, 2008.

The demand for ethanol could be affected by new biofuel requirements contained within the energy bill signed by President Bush on December 19, 2007.   The bill, which became effective for the calendar year 2008, will require the blending of 9.0 billion gallons of biofuel (such as ethanol) in calendar year 2008 and 11.1 billion gallons in calendar year 2009.  However, corn prices could be further adversely impacted as a result of increased ethanol production related to the biofuel requirements, further increasing our cost of sales.

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

The purpose of this dryer was to improve production efficiencies and lower energy costs as well as fulfill emission control standards.  These factors have expanded production capacity, yet we encountered certain fermentation and other  issues during the year related to the alcohol production process at our Pekin facility  that resulted in a production level below maximum capacity. The fermentation issues were addressed and corrected during the second quarter of fiscal 2008, but our third quarter production remained at less than capacity due to other production issues at our Pekin facility.   During the fourth quarter of fiscal 2008, we implemented a planned reduction in fuel grade production in the face of increased raw material costs for corn and higher natural gas prices, and also due to the fact that fuel alcohol prices were at levels representing a major discount to gasoline prices.

We did not reduce our production of food grade alcohol because of customer requirements and generally more favorable conditions in this market.  Our long-term strategy is to shift a portion of existing capacity from the production of fuel grade alcohol towards increased production of food grade alcohol.

We are currently exploring alternative sources of energy for our Pekin, Illinois plant in the form of a coal-fired steam generation facility.  We have applied for approvals for the construction of a 330,000 pound per hour high pressure solid fuel boiler cogeneration facility at the plant.  The proposed facility will utilize coal as the primary fuel.  The cost of the project is estimated at $90 million to $100 million.  We are seeking a third party energy provider to fund, own and operate the facility, and would expect to enter a multi-year energy supply agreement with the energy provider.

The Illinois Environmental Protection Agency (“IEPA”) held a public hearing regarding the fuel boiler cogeneration facility on July 14, 2008.  This hearing represented one step toward receiving a permit for the facility.  The hearing was followed by a written public comment period, which ended on August 13.  If the IEPA determines to issue a construction permit, it will be effective 35 days after the date of issue to allow for an appeal period for interested parties.  Barring an appeal, we would expect to receive a construction permit at the end of the 35 day waiting period.

After an operating license is granted and a third party energy provider is identified to build the facility, we anticipate that it would take approximately two years to construct and put the facility into operation.

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

DEVELOPMENTS IN THE OTHER SEGMENT

Although sales of our plant-based biopolymers increased substantially compared to sales in fiscal 2007, they continue to represent an emerging area of our business.  Our biopolymers  continue to undergo further research and development as we explore additional enhancements to expand their functionality and use capabilities.

As reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, at the completion of the third quarter of fiscal 2008, we undertook a review of our long-lived assets in our other segment and concluded that an impairment charge on these assets was appropriate.  Our pet business has suffered since we lost a major customer in late 2006, but high wheat prices, changing consumer preferences and failure to obtain previously anticipated new business led to this decision. Our pet business assets are located at a joint use facility and, in the course of our review, we also concluded to write-down all the assets at that facility, including those associated with certain of our Wheatex® textured wheat proteins.  We recorded an $8.1 million impairment charge related to these combined assets of which $4.7 million related to assets allocated to our other segment.  We are evaluating the strategic alternatives for the plant and equipment at our Kansas City facility, and are pursuing the sale of the assets included in our other segment.

SEGMENT RESULTS

The following is a summary of revenues and pre-tax income (loss) allocated to each reportable operating segment for the three fiscal years ended June 30, 2008, July 1, 2007 and June 30, 2006 (See Note 13  in our Notes to Consolidated Financial Statements in Item 8 for additional information regarding our operating segments.)

(dollars in thousands)	2008	2007	2006

Ingredient Solutions

Net Sales	$100,994	$67,791	$66,293
Pre-Tax Income (Loss)	(15,395)	(5,515)		(1)

Distillery Products

Net Sales	285,738	294,393	236,971
Pre-Tax Income	2,546	38,666		(1)

Other

Net Sales	6,161	5,810	19,213
Pre-Tax Income	(7,155)	(6,224)		(1)

(1)      Beginning in the fiscal year ended July 1, 2007, the Company implemented a new ERP accounting and financial reporting system.  This system is able to aggregate financial data and information at more detail for departmental, product and platform levels than the predecessor system, but only for the years in which it was implemented.  Because of the change in the Company’s accounting and financial reporting system, accurate and relevant information for fiscal 2006 with respect to production costs for the other segment as well as changes in the manner in which Corporate costs were determined is not available, and we are providing the following alternative disclosure on income (loss) before income taxes consistent with Statement of Financial Accounting Standard No. 131 Disclosures about Segments of an Enterprise and Related Information (as amended):

Years Ended,	June 30, 2008	July 1, 2007	June 30, 2006
Income (loss) before Income Taxes
Ingredient solutions	$(22,550)	$(11,739)	$(11,966)
Distillery products	2,546	38,666	36,954

FISCAL 2008 COMPARED TO FISCAL 2007

GENERAL

Although net sales increased by $24,899,000, from $367,994,000 in fiscal 2007 to $392,893,000 in fiscal 2008, consolidated earnings for fiscal 2008 declined by $29,308,000 with net income of $17,566,000 in fiscal 2007 to a net loss of $11,742,000 in fiscal 2008.  The decline was principally due to a decline in the profitability of our distillery products segment resulting from continued higher corn prices coupled with reduced ethanol prices and unit sales.  Losses in the ingredient solutions segment increased over the prior year primarily as a result of the impact of rising wheat costs.  Rising wheat costs also negatively impacted the other segment, consisting primarily of developing business lines for pet product and plant-based biopolymer applications.

During the year ended June 30, 2008, there were several non-recurring events which impacted our results, as set forth below.

•                 We realized a net gain on the settlement of our two-year patent infringement and contract litigation of $7,046,000, net of related professional fees of $954,000 incurred during fiscal 2008.

•                 We reassessed the need for a valuation allowance which previously offset the deferred tax asset related to certain state tax credit carryforwards.  We determined that the valuation allowance was no longer appropriate and therefore removed it, resulting in a net tax benefit of approximately $2.0 million.

•                 We determined that the assets at our Kansas City, Kansas facility exceeded their estimated realizable fair value.  Accordingly, we recorded a non-cash pre-tax charge of $8.1 million related to the impairment of these assets, of which $4.7 million related to our other segment and $3.4 million to our ingredient solutions segment.

•                 During the fourth quarter of fiscal 2008, we completed a complete assessment of our property, plant and equipment and concluded that assets with a cost of approximately $30.0 million with related accumulated depreciation of approximately $28.5 million should be written off.  Accordingly, a related non-cash charge to earnings of $1.5 million has been recorded in the fourth quarter of fiscal 2008.

INGREDIENT SOLUTIONS

Total ingredient solutions sales revenue for the year ended June 30, 2008 increased by $33.2 million, or 49.0 percent, compared to the year ended July 1, 2007.  Revenues for specialty ingredients, consisting of specialty proteins and specialty starches, increased by $12.0 million, or 25.9 percent, during the year ended June 30, 2008 compared to the year ended July 1, 2007.  Revenues for specialty proteins increased as a result of higher unit sales as well as increased per unit prices.  Revenues for specialty starches rose as the result of improved pricing and unit sales. Revenues for vital wheat gluten, which increased $17.8 million, or 130.0 percent, were a result of both increased sales volume as well as higher per-unit pricing.    Revenues for commodity starch decreased $315,000, or 7.8 percent, as a result of reduced sales volume, consistent with the implementation of our strategy of continued development and commercialization of our value-added wheat proteins and starches.  This decrease in commodity starch unit sales was partially offset by improved per-unit pricing.   While sales revenue for the ingredient solutions segment improved overall, margins continued to be significantly impacted by increased cost of sales related to record high wheat prices.  The per bushel cost of wheat for the year ended June 30, 2008 increased by 63 percent over the year ended July 1, 2007.

DISTILLERY PRODUCTS

Total distillery products sales revenue for the year ended June 30, 2008 decreased $8.7 million, or 2.9 percent, compared to the year ended July 1, 2007.  This decrease was due to reduced revenues for fuel grade alcohol of $32.2 million due to reduced ethanol prices, reduced production levels in the second and third quarters related to fermentation and other production problems and reduced production levels during the later part of the fourth quarter of fiscal 2008 due to higher corn costs and lower ethanol prices.  Decreases in revenues for fuel grade alcohol were partially offset by increased revenue from food grade alcohol of $15.0 million attributable to increased per-unit prices as well as improvements in unit sales.  Distiller’s grain revenue for the year ended June 30, 2008 increased $8.1 million, or 26.0 percent, over the year ended July 1, 2007 as a result of improved pricing offset partially by reduced unit sales.  In addition to reduced revenues for distillery products for the year ended June 30, 2008, margins were significantly impacted by increased cost of sales related to increased corn prices compared to the year ended July 1, 2007.  For the year ended June 30, 2008, the per-bushel cost of corn, adjusted for the impact of our hedging practices, was 23 percent higher than the year ended July 1, 2007.   These increased costs, coupled with reduced revenues, yielded a substantially reduced profit for the segment.

OTHER PRODUCTS

For the year ended June 30, 2008, revenues for other products, consisting primarily of pet treats and plant-based biopolymers, increased $351,000, or 6.0 percent, compared to the year ended July 1, 2007, primarily as a result of increased unit sales and improved per-unit prices for biopolymer products, partially offset by reduced unit sales of pet treat products.  Selling prices for pet treat products improved over the year ended July 1, 2007.

SALES

Net sales for the year ended June 30, 2008 increased $24.9 million, or 6.8 percent, compared to the year ended July 1, 2007 as a result of increased sales in the ingredient solutions segment related to improvements in unit sales as well as overall improvements in pricing for both commodity and specialty products.  These increases were partially offset by reduced revenues in the distillery products segment resulting principally from reduced per unit prices and unit sales for fuel grade alcohol.  For fuel grade alcohol, the per-unit price declined 3.0 percent while unit sales declined over 17.2 percent.  Per unit prices for food grade alcohol improved approximately 6.3 percent during the year while unit sales improved approximately 8.1 percent.  Revenues for distillers feed improved as a result of increased per-unit pricing.  Net sales for our other segment increased $351,000 for the reasons stated above.

COST OF SALES

For the year ended June 30, 2008, cost of sales rose $67.9 million (21.2 percent) compared to the year ended July 1, 2007.  This increase was primarily the result of higher grain costs and higher costs of other inputs used in the manufacturing process combined with the impact of changes in production rates.  For the year ended June 30, 2008, the per-bushel cost of corn, adjusted for the impact of our hedging practices, was 23 percent higher than the year ended July 1, 2007 (the actual price for corn, unadjusted for the effects of hedging, increased 38 percent).   For the year ended June 30, 2008, the per-bushel cost of wheat averaged 63 percent higher than the year ended July 1, 2007, while the average cost for natural gas rose 14.8 percent.

During the year ended June 30, 2008, we identified a portion of our inventory that we felt was either outdated or in need of additional processing to meet necessary quality standards, resulting in a charge to earnings of $1.3 million.

Included within the cost of sales for the year ended June 30, 2008 were mark-to-market adjustments on undesignated derivative instruments outstanding at June 30, 2008 resulting in a reduction to cost of sales expense of $838,000.

As described in Note 1 of our Notes to Condensed Consolidated Financial Statements, incorporated herein by reference, effective April 1, 2008, we elected to discontinue the use of hedge accounting for all commodity derivative positions.  Accordingly, changes in the value of all derivatives subsequent to March 31, 2008 were recorded in cost of sales in the Company’s Consolidated Statements of Income.  As of June 30, 2008, the remaining mark-to-market adjustment of $3.5 million (or $2.2 million, net of tax of $1.3 million) included in accumulated other comprehensive income related to previously designated derivatives will remain in accumulated other comprehensive income until the forecasted transactions to which the specific hedged positions relate occur, which we anticipate to be approximately $2.3 million in the first quarter and $1.2 million in the second quarter of fiscal 2009.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the year ended June 30, 2008 increased by $3.9 million to $24,235,000 from $20,319,000, for the year ended July 1, 2007.  In the year ended June 30, 2008, we incurred increased costs related to the implementation of certain information technology and communication systems, increased employee health care benefits costs as well as increased occupancy costs, including depreciation, related to our new administrative offices and technology center.  We also incurred increased costs related to legal, accounting and other professional fees and  increased compensation expense related to higher administrative level staffing as well as higher research and development staffing.  These factors, which contributed to increased selling, general and administrative expenses, were partially offset by lower compensation costs related to the Company’s management incentive programs.

We adjusted our selling, general and administrative expenses for the year ended June 30, 2008 for a reduction of $954,000 to reclassify first and second quarter legal and professional expenses related to the gain on settlement of litigation from selling, general and administrative to the gain on settlement of litigation.

WRITE-OFF OF ASSETS

During the quarter ended June 30, 2008, in connection with the preparation of our financial statements for the year ended June 30, 2008, we undertook a review of our property, plant and equipment records in order to identify assets that were no longer in service or had been abandoned in place.  The focus of this review was identifying assets that were fully depreciated to determine the propriety of continued inclusion within the property, plant and equipment records.  In performing our review, we considered such factors as salvage values, current asset implementation and potential future asset implementation.   Upon completion of our review, we noted assets with a cost of approximately $30.0 million and related accumulated depreciation of approximately $28.5 million that had been abandoned or were no longer in active service.  Accordingly, we recorded a charge to operating earnings of $1.5 million for the year ended June 30, 2008.

LOSS ON IMPAIRMENT OF LONG-LIVED ASSETS

In connection with the preparation of our financial statements for the quarter ended March 31, 2008, we undertook a review of our long-lived assets contained within our other and ingredient solutions segments  in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).  The review took into account the impact of the rising trend of commodity prices on existing contracts and consumer preferences, anticipated sales to existing customers, the failure of anticipated business to develop, recent decisions to cease R&D activities on pet treats and reduce staffing in the pet treat area and plans to shift production of certain texturized wheat proteins to third parties.  Based upon this review, management estimated that the carrying value of the assets comprising its Kansas City manufacturing facility (“KCIT facility”) exceeded the estimated realizable fair value of these assets.  In accordance with SFAS No. 144, we recorded a non-cash pre-tax charge of $8.1 at the end of the third quarter related to the impairment of these assets.  Of this amount, $4.7 million relates to assets allocated to our other segment and $3.4 million relates to assets allocated to our ingredient solutions segment. We have evaluated strategic alternatives for the plant and equipment at our KCIT facility, and are currently pursuing a sale of those assets included within our other segment.

OTHER INCOME, NET

Other income net, for the year ended June 30, 2008, decreased $975,000 compared to the year ended July 1, 2007.  This decrease was primarily related to changes in interest capitalized as well as the effect of certain other non-recurring, non-operating revenue items.  It is our practice to credit other income for interest incurred that is capitalized.

EQUITY IN LOSS OF JOINT VENTURE

Equity in the loss of our joint venture was $14,000 for the year ended June 30, 2008.  On July 17, 2007, we completed a transaction with Crespel and Dieters GmbH & Co. KG for the formation and financing of a joint venture, D.M. Ingredients, GmbH (“DMI”) located in Ibbenburen, Germany.  DMI’s primary operation is the production and tolling of the Wheatex series of textured wheat proteins made from vital wheat gluten for marketing by MGPI domestically and, through our partner and third parties, internationally.  Currently, the joint venture is utilizing a third party toller in the Netherlands to produce the Wheatex products.  We own a 50% interest in DMI, and account for it using the equity method of accounting.  As of June 30, 2008, we had invested $375,000 in DMI since July, 2007.

For the year ended June 30, 2008, DMI incurred a net loss of $28,000 related to costs incurred for the initial implementation of operations.  No sales revenue was reported.  As a 50% joint venture holder, our equity in this loss was $14,000.

DMI’s functional currency is the European Union Euro.  Accordingly, changes in the holding value of the Company’s investment in DMI resulting from changes in the exchange rate between the U.S. Dollar and the European Union Euro are recorded in other comprehensive income as a translation adjustment on unconsolidated foreign subsidiary net of deferred taxes.

GAIN ON SETTLEMENT OF LITIGATION

On December 27, 2007, the Company settled its two-year patent infringement and contract litigation.  Under the terms of the settlement, the Company agreed to dismiss its lawsuit with prejudice and was paid $8 million, which was received on December 28, 2007.  In connection with the settlement, the Company also granted the other parties in the lawsuit a non-exclusive license under its U.S. Patent No. 5,665,152. During  fiscal 2008, the Company incurred professional fees of $954,000, related to this litigation.  This amount has been netted against the gross proceeds for a net amount of $7,046,000.  The Company has recorded the settlement as a separate line item below income from operations.  The Company used the proceeds from the settlement to reduce the amount outstanding under its line of credit.

INTEREST EXPENSE

Interest expense for the year ended June 30, 2008 increased $526,000 compared to the year ended July 1, 2007.  These increases were the result of higher balances on our outstanding line of credit compared to the same periods in the prior year.  These increases were partially offset by reduced balances on our long-term notes payable.

INCOME TAXES

For the year ended June 30, 2008, our income tax benefit was $11,851,000 for an effective rate of (50.2) percent compared to a provision of $9,914,000 for the year ended July 1, 2007 for an effective rate of 36.1 percent.  Excluding certain one-time discrete items applicable to this year, our effective rate was 42.2 percent.

As of the close of the second quarter of fiscal 2008, we had approximately $3.0 million in unused Kansas State Income Tax Credits (“tax credits”) related to capital investments we have made at our Atchison, Kansas facility.  During the quarter, management reassessed the need for a valuation allowance which previously offset the deferred tax asset related to the credit carryforwards.  It was determined that the valuation allowance was no longer appropriate and it was therefore removed, resulting in a new tax benefit for the year ended June 30, 2008 of approximately $2.0 million.  In making this determination, we considered whether it was more likely than not that we would be able to continue meeting wage base and training requirements in an annual recertification process.  We also considered whether  it was more likely than not that we would have sufficient taxable income to utilize the carryforwards. Based on our analysis as of December 31, 2007, we concluded that it was more likely than not that the credits would be available to us.  The tax credit carryforwards will expire as follows: $1.7 million generated in fiscal year 2005 will expire in fiscal year 2014 and $1.3 million generated in fiscal year 2006 will expire in fiscal year 2015.

NET INCOME

As the result of the foregoing factors, we experienced a net loss of $11,742,000 for the year ended June 30, 2008 compared to net income of $17,566,000 for the year ended July 1, 2007.

FISCAL 2007 COMPARED TO FISCAL 2006

GENERAL

Driven primarily by increased profitability in the distillery products segment, our total earnings in fiscal 2007 improved significantly compared to fiscal 2006.  For the year ended July 1, 2007, consolidated net sales increased by $45,517,000, from $322,477,000 in fiscal 2006 to $367,994,000 in fiscal 2007.  For the year ended July 1, 2007, net earnings increased $3,706,000, from $13,860,000 in fiscal 2006 to $17,566,000 in fiscal 2007.  This occurred despite dramatically higher prices for corn, the principal raw material used in our alcohol production process.  Our performance in the ingredients and other segments were negatively affected by increased raw material prices for wheat compared to the prior year contributing to the losses in these segments.  Sales of specialty ingredients declined slightly compared to fiscal 2006.  Performance in our other segment was also adversely affected by the loss of a significant customer for its pet resin products.

INGREDIENT SOLUTIONS

Total ingredient sales in fiscal 2007 increased by approximately $1.5 million, or 2.2 percent, compared to the prior year.  Sales of commodity ingredients rose by approximately $4.9 million, or 31.7 percent.  This was due to an increase of approximately $4.6 million, or 51.9 percent, in sales of commodity gluten, which was partially offset by a $599,000, or 12.9 percent decline in sales of commodity starch.  Sales of mill feed and other mill products increased  by $856,000, or 45.8 percent.  These factors, which led to an increase in ingredient solutions sales were partially offset by a $2.5 million, or 5.4 percent, decrease in sales of specialty ingredients through decreased sales of both specialty starches and well as specialty proteins.

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

OTHER PRODUCTS

For the year ended July 1, 2007, revenues for other products, consisting primarily of pet treats and plant-based biopolymers decreased $13.4 million or 69.8 percent compared to the year ended June 30, 2007.  This decrease was primarily the result of a decline in sales of our Chewtex® protein- and starch-based resins for use in pet industry products due to loss of sales to a major customer.

SALES

Net sales in fiscal 2007 increased by $45.5 million, or 14.1 percent, above net sales in fiscal 2006.  This improvement was due primarily to increased distillery products sales.  Sales of ingredient solutions products in fiscal 2007 also increased compared to the same period the prior year by $1.5 million, or 2.2 percent.  The increase in distillery products sales resulted from higher unit sales and prices for both fuel grade and food grade alcohol combined with improved prices for distillers feed.  The increase in ingredient solutions products was primarily due to an increase in sales of commodity ingredients, partially offset by lower sales of specialty ingredients attributable to decreased units sales of both specialty starches and proteins.  The increase in sales of commodity ingredients resulted from higher sales of commodity gluten, which offset reduced sales of commodity starch.  The rise in commodity gluten sales was due to improved prices, which offset lower unit sales.  Commodity starch prices also improved, but were offset by reduced unit sales compared to the prior fiscal year.  Decreased sales in our other segment were primarily the result of a decline in sales of our Chewtex® protein- and starch-based resins for use in pet industry products due to loss of sales to a major customer.

COST OF SALES

The cost of sales in fiscal 2007 rose by approximately $44.2 million, or 16.0 percent, over cost of sales in fiscal 2006.  This increase was mainly due to higher grain costs and higher costs of supplies used in our manufacturing processes combined with the impact of changes in production rates, partially offset by a decrease in energy costs related to lower natural gas prices.  Additionally, the increase was a function of higher maintenance and repairs related to planned plant outages associated with work on our distillery upgrades and higher depreciation expense resulting from a higher depreciable asset base due to certain assets being placed in service in the prior fiscal year.  The higher costs of manufacturing-related grain and supplies were primarily due to increased prices.  Wheat prices averaged approximately 24 percent higher per bushel than those experienced in fiscal 2006.  Wheat costs were not hedged in fiscal 2007.  The per-bushel cost of corn, adjusted for the impact of our hedging practices, averaged 50 percent higher compared to the prior year.  For fiscal 2007, the cost of natural gas, adjusted for the impact of our hedging practices, decreased approximately 17.5 percent compared to the prior year.

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

INTEREST EXPENSE

Interest expense in fiscal 2007 decreased compared to the prior year..  This was primarily due to the impact of a make-whole premium paid in the first quarter of fiscal 2006 related to the refinancing of our notes with the Principal Mutual Life Insurance Company.  Additionally, we maintained lower balances on our outstanding debt during fiscal 2007 than in the prior year.

TAXES AND INFLATION

For fiscal 2007, our income tax provision was $9,914,000, for an effective rate of 36.1 percent, compared to a provision of $6,963,000, for an effective rate of 33.4 percent in fiscal 2006.  These changes were primarily the result of changes in permanent differences between income for financial reporting purposes and taxable income.

NET INCOME

As the result of the foregoing factors, we experienced net income of $17,566,000 in fiscal 2007 compared to net income of $13,860,000 in fiscal 2006.

QUARTERLY FINANCIAL INFORMATION

Our sales have not been seasonal during fiscal years 2008 and 2007. The table below shows quarterly information for each of the years ended June 30, 2008 and July 1, 2007.

Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
(dollars in thousands, except per share amounts)

Fiscal 2008
Sales:	$87,977	$93,995	$106,694	$104,227	$392,893
Gross profit	5,860	3,196	3,740	(8,565)	4,231
Net income	(353)	5,229	(6,629)	(9,989)	(11,742)
Earnings per share (diluted)	$(0.02)	$0.31	$(0.39)	$(0.60)	$(0.70)

Fiscal 2007 (as restated)
Sales:	$84,995	$87,645	$93,807	$101,547	$367,994
Gross profit	15,482	16,446	8,087	7,258	47,273
Net income	6,943	6,807	2,148	1,668	17,566
Earnings per share (diluted)	$0.41	$0.40	$0.13	$0.10	$1.04

LIQUIDITY AND CAPITAL RESOURCES

The following table is presented as a measure of our liquidity and financial condition as of June 30, 2008 and July 1, 2007: (Dollars in thousands)

	2008	2007
		(as restated)
Cash and cash equivalents	$—	$3,900
Working capital	46,864	47,565
Amounts available under lines of credit	17,000	13,000
Credit facility, notes payable and long-term debt	33,493	20,091
Stockholders’ equity	134,015	147,009

Certain components of our liquidity and financial results for the years ended June 30, 2008, July 1, 2007 and June 30, 2006 were as follows: (Dollars in thousands)

	2008	2007	2006

Depreciation and amortization	$15,172	$14,467	$12,655
Capital expenditures	7,432	23,188	18,517
EBITDA	$(6,931)	$42,911	$34,960

EBITDA equals earnings before interest, taxes, depreciation and amortization.

EBITDA

We have included EBITDA because we believe it provides investors with additional information to measure our performance and liquidity and is a key indicator of our ability to meet our bank covenants which are EBITDA based.  EBITDA is not a recognized term under generally accepted accounting principles (“GAAP”) and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.  Additionally, it is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements.  Because not all companies use identical calculations, this presentation may not be comparable to other similarly titled measures of other companies.

The following table sets forth a reconciliation of net income to EBITDA for the years ended June 30, 2008, July 1, 2007 and June 30, 2006 (Dollars in thousands):

	2008	2007	2006

Net income (loss)	$(11,742)	$17,566	$13,860
Provision (benefit) for income taxes	(11,851)	9,914	6,963
Interest expense	1,490	964	1,482
Depreciation	15,172	14,467	12,655
EBITDA	$(6,931)	$42,911	$34,960

The following table sets forth a reconciliation of EBITDA  to cash flows from operations for the years ended June 30, 2008, July 1, 2007 and June 30, 2006 (Dollars in thousands):

Fiscal year ended	June 30, 2008	July 1, 2007	June 30, 2006

EBITDA	$(6,931)	$42,911	$34,960
Benefit (provision) for income taxes	11,851	(9,914)	(6,963)
Interest expense	(1,490)	(964)	(1,482)
Non-cash charges against (credits to) net income:
Deferred income taxes	(4,569)	234	(1,528)
Loss (gain) on sale of assets	5	(103)	(22)
Loss on impairment of assets	8,100	—	—
Fixed asset write-off	1,546	—	—
Equity in loss of unconsolidated subsidiary	14	—	—
Changes in operating assets and liabilities	(13,876)	(17,425)	2,261
Cash flow from operations	$(5,350)	$14,739	$27,226

CASH FLOW INFORMATION

Summary cash flow information follows for the years ended June 30, 2008, July 1, 2007 and June 30, 2006, respectively: (Dollars in thousands)

	2008	2007	2006
Cash flows provided by (used for)
Operating activities	$(5,350)	$14,739	$27,226
Investing activities	(7,955)	(23,001)	(18,420)
Financing activities	9,405	(2,333)	(4,695)
Increase (decrease) in cash and cash equivalents	(3,900)	(10,595)	4,111
Cash and cash equivalents at beginning of year	3,900	14,495	10,384
Cash and cash equivalents at end of year	$—	$3,900	$14,495

During the fiscal year ended June 30, 2008, our consolidated cash decreased $3,900,000 compared to a decrease of $10,595,000 during the year ended July 1, 2007.  The current year’s decrease was primarily a result of reduced operating cash flow resulting from an increase in inventory carrying costs, increased refundable income taxes, and reduced net income from $17,566,000 to ($11,742,000).  The reduced net income included the following  one-time after-tax items: (i) $4.7 million litigation settlement and (ii) $2 million tax credit, the effects of which were offset by (iii) a $4.9 million impairment charge, (iv) $929,000 of inventory write-downs and (v) $1.1 million in the write-off of assets. The net after-tax impact of these items was ($0.2 million), or ($0.02) per diluted share.  The impact of reduced operating cash flow was partially offset by reduced cash outflows related to capital expenditures during the year ended June 30, 2008 compared to the year ended July 1, 2007.  During the year ended July 1, 2007, we made investments of $23,188,000 in capital expenditures, including expenditures related to distillery upgrading at our Atchison plant, the acquisition of feed dryers at our Pekin, Illinois plant, injection molding and packaging equipment at our Kansas City, Kansas facility, equipment to improve the efficiency of our alcohol production facilities at Pekin as well as construction costs related to our new corporate headquarters and technology center in

Atchison.  Capital expenditures in the year ended June 30, 2008, while significantly lower than fiscal 2007, reflect routine and sustaining capital projects.  Additionally, net proceeds from our line of credit provided a source of cash.  Historically, the principal sources of cash are operating cash flow, proceeds from stock plans and the issuance of long-term debt.  Principal uses of cash are capital expenditures, payment of debt and the payment of dividends.  We believe that our anticipated operating cash flow together with our line of credit, as amended, should be sufficient to provide for our operating needs for the remainder of fiscal 2009. See —  Line of Credit.

Operating Cash Flows.  Summary operating cash flow information for the years ended June 30, 2008, July 1, 2007 and June 30, 2006, respectively is as follows: (Dollars in thousands):

	2008	2007	2006
		(as restated)	(as restated)
Net income	$(11,742)	$17,566	$13,860
Depreciation	15,172	14,467	12,655
Loss (gain) on sale of assets	5	(103)	(22)
Write-off of assets	1,546	—	—
Loss on impairment of assets	8,100	—	—
Deferred income taxes	(4,569)	234	(1,528)
Equity in loss of unconsolidated subsidiary	14	—	—
Changes in:
Restricted cash	3,333	(1,045)	(2,291)
Accounts receivable	211	(2,101)	(4,100)
Inventories	(16,478)	(12,216)	531
Accounts payable and accrued expenses	8,693	3,767	3,131
Deferred credit	(1,412)	(1,317)	(1,372)
Income taxes payable/receivable	(8,206)	(4,574)	6,832
Other	(17)	61	(470)
Net cash provided by operating activities	$(5,350)	$14,739	$27,226

Cash flow from operations for the year ended June 30, 2008 decreased $20,089,000 to ($5,350,000) from $14,739,000 for the year ended July 1, 2007.  This decline in operating cash flow was primarily related to the following:

•                 A reduction in net income of $29,308,000, from $17,566,000 for the year ended July 1, 2007 to a net loss $11,742,000 for the year ended June 30, 2008.

•                 Cash outflow for inventories of $16,478,000 for the year ended June 30, 2008 compared to $12,216,000 for the year ended July 1, 2007.  (Total inventory changed by $21,025,000, of which $4,547,000 represents a non-cash change as a result of mark-to-market adjustments to our derivative instrument values.)

•                 Inventory for the year ended June 30, 2008 increased by $21,025,000.

•                 Of this increase, $3,238,000 was related to higher raw material inventories, which increased by $7,357,000 due to higher prices offset by a $4,119,000 reduction resulting from lower volume;

•                 $11,832,000 was related to higher finished goods inventories, which increased $5,566,000 due to increased costs and $6,266,000 due to higher volumes; and

•                 $5,955,000 was related to changes in other inventory items consisting of maintenance and packaging materials as well as investments in derivative instruments.

•                 $4,547,000 resulted from non-cash mark-to-market adjustments to our derivative values.

•                 Adjustments to net loss related to increases in refundable income taxes as well as deferred taxes also served to reduce operating cash flow.

These factors, which served to reduce operating cash flow, were partially offset by a non-cash adjustment to net loss for the loss on impairment of assets of $8,100,000 and a non-cash write-off of assets of $1,546,000.  Additionally, operating cash flow was impacted by the timing of cash receipts and disbursements resulting in a decrease in accounts receivable and an increase in accounts payable.

Cash flow from operations during the fiscal year ended July 1, 2007 decreased $12,487,000 to $14,739,000 from $27,226,000 for the fiscal year ended June 30, 2006.  This decrease in operating cash flow was primarily the result of increased inventory costs related to higher commodity prices and higher volumes for both raw materials and finished goods as well as cash payments related to our income taxes payable.  These factors, which led to a reduction in operating cash flow, were partially offset by an increase in net income adjusted for non-cash depreciation expense of $5,518,000.  For fiscal 2007, accounts receivable as well as accounts payable and accrued expenses increased as a result of higher sales with related higher production costs.

Investing Cash Flows.  Net investing cash outflow for the year ended June 30, 2008 was $7,955,000 compared to $23,001,000 for the year ended July 1, 2007 for a net decrease of $15,046,000 in investing cash outflows.  During the year ended June 30, 2008, we invested $7,432,000 in capital expenditures related to our property, plant and equipment.  Additionally, during fiscal 2008, we invested $375,000 in DMI GmbH, our foreign joint venture.  During the year ended July 1, 2007, we made investments of $23,188,000 in capital expenditures, including expenditures related to distillery upgrading at our Atchison plant, the acquisition of feed dryers at our Pekin, Illinois plant, injection molding and packaging equipment at our Kansas City, Kansas facility, equipment to improve the efficiency of our alcohol production facilities at Pekin as well as construction costs related to our new corporate headquarters and technology center in Atchison.  Capital expenditures in the year ended June 30, 2008, while significantly lower than fiscal 2007, reflect routine and sustaining capital projects.

Net investing cash outflow was $23,001,000 for the fiscal year ended July 1, 2007 compared to $18,420,000 for fiscal 2006.  This $4,581,000 increase was the result of increased capital expenditures of $4,671,000 partially offset by increase proceeds from the disposition of equipment of $90,000.

Financing Cash Flows.  Net financing cash inflow for the year ended June 30, 2008 was $9,405,000 compared to net financing cash outflow of $2,333,000 for the year ended July 1, 2007 for a net increase in cash flow of $11,738,000.  During the year ended June 30, 2008, we had net proceeds of $16,000,000 under our operating line of credit.  Additionally, we received loan proceeds of $1,600,000 for the purchase of a corporate business aircraft during the fourth quarter of fiscal 2008.  During the year ended June 30, 2008, we made principal payments on long-term debt of $4,198,000 and paid dividends of $4,233,000.  During the year ended July 1, 2007, we purchased 80,500 shares of our common stock at an average price of $24.09 per share for a total of $1.9 million in connection with tax elections made by participants in our option and restricted stock plans.  No such transactions occurred in the year ended June 30, 2008.  Proceeds from stock plans decreased significantly to $236,000 from $1,904,000 in fiscal 2007 due to a reduced number of stock options being exercised during fiscal 2008.

For fiscal 2007, net financing cash outflow was $2,333,000 compared to $4,695,000 in fiscal 2006.  During the first quarter of fiscal 2007, we purchased 80,500 shares of our common stock at an average price of $24.09 per share for a total of $1,939,000 by paying the taxes withheld on 230,000 shares of restricted stock that been previously had been awarded to the participants under the Company’s long term incentive plan which had vested.  Additionally, we paid $5,036,000 in dividends for a total per share dividend of $0.30 compared to $0.15 in fiscal 2006.  These factors, which yielded negative cash flows, were partially offset by debt transactions and proceeds from the exercise of outstanding stock options.  In fiscal 2007, we made principal payments on debt of $4,262,000 and made net draws of $7,000,000 on our revolving credit facility for net cash flows related to debt transactions of $2,738,000 compared to net cash flows related to debt transactions of ($5,339,000) in fiscal 2006.  Proceeds from the exercise of outstanding stock options were $1,904,000 in fiscal 2007 compared to $3,126,000 for fiscal 2006.

CAPITAL EXPENDITURES

For the year ended June 30, 2008, we incurred $7,432,000 in capital expenditures primarily related to completion of distillery expansion projects, general production capacity maintenance as well as the purchase of a corporate business aircraft.  During fiscal 2007, we incurred $23,188,000 in capital expenditures.  These expenditures included equipment to improve our alcohol production facilities at our Pekin, Illinois and Atchison, Kansas.  We also made upgrades and improvements to injection molding and packaging equipment at our Kansas City facility and made feed drying and other equipment acquisitions at our Atchison, Kansas facility.  Additionally, we completed construction of our new corporate headquarters and technical innovation center in Atchison during fiscal 2007, incurring related costs.  For fiscal 2009, we have budgeted $7.5 million in capital expenditures related to improvements in and replacements of existing plant and equipment.  As of June 30, 2008, we had contracts to acquire capital assets of approximately $1.5 million.

CONTRACTUAL OBLIGATIONS

Our contractual obligations at June 30, 2008 are as follows (dollars in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total

Long-term debt (1)	$8,960	$318	$336	$343	$303	$—	$10,260
Capital leases (2)	376	15	16	4	—	—	411
Operating leases	3,278	2,734	1,884	1,796	1,389	2,964	14,045
Energy contract (3)	1,692	1,692	1,128	—	—	—	4,512
Post-retirement benefits	470	515	552	611	640	3,756	6,544
Defined benefit retirement plan	23	40	68	118	149	1,297	1,695
Open purchase commitments (4)	9,883	—	—	—	—	—	9,883

Total	$24,682	$5,314	$3,984	$2,872	$2,481	$8,017	$47,350

(1)         Long-term debt at June 30, 2008 included the following:

(i)            A $5.0 million secured promissory note dated September 24, 2004 payable in monthly installments of $139,777, with the final payment due in October, 2011.  The note bears interest at 5.26% per annum.  Long term debt also includes a $3.5 million secured promissory note dated September 29, 2005 payable in monthly installments of $135,071, with the final payment due in September 2010. The note bears interest at 5.92 percent per annum. We may prepay each note at any time, subject to payment of a prepayment penalty of 3 percent of the original principal, declining to 0 percent if prepayment occurs after the third anniversary of the note being repaid.  These notes are secured by all of our equipment at our KCIT facility in Kansas City, Kansas. We have agreed to indemnify the secured parties against any claim arising in connection with the collateral.  Due to the anticipated sale of the facilities serving as security for these notes, we have reclassified them as a current liability on our balance sheet  and are showing all amounts owed under them as due in 2009. As a result of cross default provisions in the related security agreements, we were in default under these notes  as of June 30, but our lenders under these notes have advised that they will waive the defaults if requested.

(ii)         A $1.6 million secured promissory note dated April 9, 2008, bearing interest at 5.45% per annum and payable in 60 equal monthly installments of $30,525.   We may prepay the note in whole, but not in part, after the first anniversary of the note subject to the payment of a prepayment premium of 3% of the original principal amount of the note if the note is paid after the  first anniversary of the note and declining to 1% after the third anniversary of the note.   Because of our breach under our credit agreement described below, we were in default at June 30 under the cross default provisions of the related security agreement, but our lender has waived this default.

(2)         Amounts shown under capital lease arise principally under an industrial revenue bond lease relating to our Kansas City, Kansas facility. The lease was modified in July 2003 in connection with which certain tax-related covenants were eliminated. Monthly principal payments are $77,381 through September 2008. Interest is also payable monthly at a rate of 5.26 percent per annum. Upon optional prepayment or acceleration upon default the amount due from us would also include a premium of 1 percent on the outstanding principal component of the remaining lease payments.   At June 30, we were in default under one or more of the financial covenants of this facility, but our lender has advised that it will waive the default if requested.   This capital lease is secured by the plant at our KCIT facility in Kansas City, Kansas and certain equipment. We have agreed to indemnify the secured parties against any claim arising in connection with the collateral.

In connection with implementation of the our new enterprise resources planning system (ERP), $1.2 million in costs incurred during development of the system have been funded by Winthrop Resources Corporation under various capital lease agreements with rates ranging from 4.56% to 5.54%.  These agreements, which are unsecured, have maturities ranging from September, 2007 to March, 2009.

Additionally, we financed $71,000 in equipment purchases through a capital lease with Delage Corporation at 7.15%.  This capital lease is secured by the equipment purchased and matures in October, 2011.

(3)         Amounts shown under “Energy Contract” arise under a long-term arrangement with AmerenCILCO and a subsidiary (collectively “CILCO”). We have leased a portion of our Pekin, Illinois plant facility to CILCO for a term ending in February 2029. CILCO constructed a gas fired electric and steam generating facility on ground leased from us and agreed to provide steam heat to our plant under a related steam heat service agreement pursuant to which we have agreed to purchase our requirements for steam heat from CILCO until February 2011.  We must make adjustable minimum monthly payments over the term of the service agreement, currently $141,000, with declining fixed charges for purchases in excess of minimum usage, and are responsible for fuel costs and certain other expenses.  However, CILCO also uses the boilers to run electric generating units that it constructed on the leased site and pays us for a portion of the fuel costs that we incur for the production of steam, based on savings realized by CILCO from electricity generated at the facility.  CILCO has advised that it does not want to renew the stream heat service contract after February 2011.

(4)         Amounts shown under open purchase commitments consist of commitments to purchase grain to be used in our operations during the first 12 weeks of fiscal 2009 as well as capital expenditure commitments.

LINE OF CREDIT

Our credit agreement as amended currently provides a $55 million revolving credit facility that is available for general working capital needs in addition to permitted capital expenditures, investments, acquisitions and stock repurchases, as defined in the credit agreement.  As amended, our credit agreement expires on the earlier of  October 31,

2008 (subject to extension by our lenders) or September 3, 2009.  As of September 9, 2008, we had $48.3 million in outstanding borrowings under the credit agreement.

As of the most recent measurement date, June 30, 2008, we were in default under our covenants related the leverage ratio, the fixed charge coverage ratio and the tangible net worth requirements of our credit agreement.  The lenders under our credit agreement could, among other remedies, have reduced our borrowing base under the credit agreement, declined to extend us further credit and/or accelerated our debt and declared that such debt was immediately due and payable.  This could have resulted in the acceleration of our debt to other lenders.  If our bank lenders were to have terminated our credit,  we might  not have had  sufficient funds available to us to operate.  If they were to have accelerated our debt, we would not have been  able to repay such debt from our own funds and  might not have been able borrow sufficient funds to refinance. However, our lenders did not take these actions.  Our lenders have not terminated our credit or accelerated our debt, but have continued to honor our draws under the revolving credit component of our credit agreement. On September 3, 2008, our lenders agreed to amend the credit agreement in several respects, including the following:

•                 increasing the revolving line of credit to $55 million  and reducing its term from three years to the earlier of September 3, 2009 and the expiration of a standstill period, as described below;

•                 eliminating the term loan and accordion features of the credit agreement;

•                 increasing the interest rate on base rate loans  to the  Agent’s prime rate plus  50 basis points, increasing the margin on libor loans by 75 basis points and fixed the applicable margin for non use-fees at 0.30%;

•                 providing for additional collateral, including our equipment not already pledged, our investment property (other than our investment in our German joint venture),our general intangibles and our Pekin facility;

•                 revising other covenants, including those governing our ability to make acquisitions and other investments and incur other debt;

•                 prohibiting dividends without the lenders’ consent;

•                 imposing new, monthly interim minimum adjusted EBITDA requirements (as defined in the credit agreement) of $(7,500,000) for July, $(2,500,000) for August and $(1,400,000) for September, and minimum tangible net worth requirements (as defined in the credit agreement of $125,000,000 at the end of July, $123,000,000 at the end of August and $121,000,000 at the end of September;

•                 requiring payment of a $150,000 amendment fee to the banks; and

•                 providing for a 60 day standstill period ending October 31, 2008, during which time we must  deliver the lenders a report from outside auditors regarding our inventory and accounts and reconciling our grain positions and the lenders may review our commodity positions and hedging strategy.  If we do not default under the terms of the amendment, the lenders may, in their sole discretion, extend the standstill period but are no obligation to do so; and

•                 providing that if they elect to do so, the lenders may exercise all their rights and remedies under the credit agreement at the end of the standstill period or sooner if we default under the terms of the amendment during the standstill period.

FINANCIAL COVENANTS

In connection with our credit  and capital lease agreements, we are required to comply with certain covenants, a summary of which is as follows:

Under our capital lease agreement with the City of Kansas City, Kansas,

•                 we must maintain a current ratio (current assets to current liabilities) of 1.5 to 1;

•                 we must maintain minimum consolidated tangible net worth (stockholders’ equity less intangible assets) equal to the greater of (i) $70 million or (ii) the sum of $70 million plus 50 percent of consolidated net income since  March 31, 1993; and

•                 we must maintain at the end of each fiscal quarter a fixed charge ratio (generally, the ratio of (x) the sum of (a) net income [adjusted to exclude gains or losses from the sale or other disposition of capital assets and other matters] plus (b) provision for taxes plus (c) fixed charges, to (y) fixed charges) for the period of the four consecutive fiscal quarters ended as of the measurement date of 1.5 to 1.

Under our  credit agreement, prior to its amendment on September 3, 2008, we were required to maintain a fixed charge coverage ratio (adjusted EBITDA minus taxes and dividends to fixed charges) of not less than 1.5 to 1 on a trailing four quarter basis and were required to maintain at the end of each fiscal quarter;

•                 working capital (current assets minus the sum of current liabilities and the unpaid principal balance of the revolving credit loans to the extent not a current liability) of $40 million;

•                 tangible net worth of not less than $135 million plus (i) an amount equal to 50% of consolidated net income (but not loss) subsequent to June 30, 2008 minus (ii) cumulative stock purchases after June 30, 2008; and

•                 a leverage ratio (senior fund debt to adjusted EBITDA (EBIDTA plus non cash losses, minus non-cash gains, minus or plus, as the case may be, extraordinary income or losses).

As noted above under Line of Credit, as of June 30, 2008, we were in default under one or more of the financial ratio covenants of our capital lease and credit agreement.  Our lenders have agreed to amend the credit agreement in several respects and to provide for a 60-day standstill period ending October 31, 2008.  During the standstill period, we are subject to interim financial covenants imposing new, monthly interim minimum adjusted EBITDA requirements (as defined in the credit agreement) of $(7,500,000) for July, $(2,500,000) for August and $(1,400,000) for September, and minimum tangible net worth requirements (as defined in the credit agreement) of $125,000,000 at the end of July, $123,000,000 at the end of August and $121,000,000 at the end of September.

Our  credit agreement contains various other covenants, including ones limiting our ability to incur liens, incur debt, make investments, make capital expenditures, dispose of assets, issue stock, or purchase stock.  While the intital agreement permitted  us to pay dividends in the ordinary course, we were required remain in compliance with our financial covenants.  Due to market conditions and our resulting negative cash flow from operations, at June 30, 2008 we could not pay dividends as a result of the fixed charge coverage ratio maintenance requirement in our credit agreement.  Under the September 3, amendment, we are prohibited from paying dividends without the consent of our lenders.

OFF BALANCE SHEET OBLIGATIONS

As discussed elsewhere herein under Item 1. Business – Strategic Relationships, we have entered a business alliance with Cargill, Incorporated for the production and marketing of a new resistant starch derived from high amylose corn. We have sold only an insignificant amount of the product, and therefore the significance of the agreement with Cargill cannot be determined at this time.  If we do not renew the arrangement after its initial five year term or terminate the arrangement before the expiration of 18 months following certain force majeure events affecting Cargill, or if Cargill terminates the arrangement because of a breach by us of our obligations, we will be required to pay a portion (up to 50 percent) of the book value of capital expenditures made by Cargill to enable it to produce the product. This amount will not exceed $2.5 million without our consent. Upon the occurrence of any such event, we also will be required to give Cargill a non-exclusive sublicense to use the patented process for the life of the patent in the production of high amylose corn-based starches for use in food products. The sublicense would be royalty bearing provided we were not also then making the high amylose corn-based starch.  We are engaged in discussions with Cargill about modifying our arrangements with them.

The Company purchases its corn requirements for one of its plants through a single elevator company. If the Company fails to purchase 13 million bushels each 12 months, commencing September 2007, it must pay the elevator company $0.02 per bushel for each bushel less than 13 million purchased.  The elevator company may terminate if the Company fails to purchase specified minimums, in which case the Company would be obligated to pay the elevator company $260,000 plus its costs incurred in contracting for delivery of corn purchased for the Company  pursuant to previously issued Company delivery orders.  The Company’s practice has been to only order corn for a month at a time.

On December 28, 2006, we engaged in an industrial revenue bond transaction with the City of Atchison, Kansas in order to receive a ten-year real property tax abatement on our newly constructed office building and technical center in Atchison, Kansas. At the time of this transaction, the facilities were substantially completed and had been financed with internally generated cash flow.  Pursuant to this transaction, the City issued $7.0 million principal amount of its industrial revenue bonds to us and then used the proceeds to purchase the office building and technical center from us.  The City then leased the facilities back to us under a capital lease, the terms of which provide for the payment of basic rent in an amount sufficient to pay principal and interest on the bonds.  Our obligation to pay rent under the lease is in the same amount and due on the same date as the City’s obligation to pay debt service on the bonds which we hold. The lease permits us to present the bonds at any time for cancellation, upon which our obligation to pay basic rent would be cancelled.  We do not intend to do this until their maturity date in 2016, at which time we may elect to purchase the facilities for $100.  Because we hold all outstanding bonds, management considers the debt de-facto cancelled and, accordingly, no amount for our obligations under the capital lease is reflected on our balance sheet.  In connection with this transaction, we agreed to pay the city an administrative fee of $50,000, which is payable over 10 years.  If we were to present the bonds for cancellation prior to maturity, the $50,000 fee would be accelerated.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”) and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”).  SFAS 141(R) replaces SFAS 141, Business Combinations.  SFAS 141(R) and SFAS 160 change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements.  Under  SFAS 141(R) , entities will be required to recognize, with certain exceptions, 100 percent of the fair values of assets acquired, liabilities assumed, and any remaining noncontrolling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity, measuring acquirer shares issued and contingent consideration arrangements in connection with a business combination at fair value on the acquisition date with subsequent changes in fair value reflected in earnings, and expensing as incurred acquisition-related transaction costs. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends the consolidation procedures of Accounting Research Bulletin No. 51, Consolidated financial Statements for consistency with the requirements of SFAS 141(R). We will be required to adopt SFAS 141(R) for business combination transactions for which the acquisition date is on or after July 1, 2009. We will also be required to adopt SFAS 160 on July 1, 2009.  Management has not yet assessed the impact of the adoption of these standards on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands required disclosures regarding the use of fair value measurements. SFAS 157 does not require any new fair value measurements in generally accepted accounting principles.  We will adopt SFAS 157 for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) effective as of the fiscal year beginning July 1, 2008.  We have not completed our evaluation of the impact of adopting SFAS 157 on our financial statements.  The adoption of SFAS 157 may require modification of our fair value measurements and may require expanded disclosures in our notes to the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings.  We will adopt SFAS 159 as of the fiscal year beginning on July 1, 2008 and do not believe such adoption will have a significant impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161).  SFAS 161 expands and disaggregates the disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133).  The disclosure provisions of SFAS 161 will apply to all entities with derivative instruments subject to SFAS 133 and will also apply to related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. SFAS 161 will require an entity with derivatives to disclose how and why it uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows. Tabular disclosures of the location, by line item, of amounts of gains and losses reported in the statement of earnings will be required.  We will be required to adopt SFAS 161 effective the beginning of our third quarter on January 1, 2009.  The adoption of this standard will require expanded disclosure in the notes to our consolidated financial statements but will not impact financial results.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We make our products primarily from wheat and corn and, as such, are sensitive to changes in commodity prices.  We use grain futures and/or options, which we account for as cash flow hedges, as a hedge to protect against fluctuations in the market.  Fluctuations in the volume of hedging transactions are dictated by alcohol sales and are based on corn and gasoline prices.  We have a risk management committee, comprised of senior management members, that meets bi-weekly to review futures contracts and positions.  This group sets objectives and determines when futures positions should be held or terminated.  A designated employee makes trades authorized by the risk management committee.  The futures contracts that are used are exchange-traded contracts.  We trade on the Kansas City and Chicago Boards of Trade and the New York Mercantile Board of Exchange.  For inventory and open futures, the table below presents the carrying amount and fair value at June 30, 2008 and July 1, 2007.  We include the fair values of open contracts in inventories or other accrued liabilities in our balance sheet.

	At June 30, 2008		At July 1, 2007
As of June 30,	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Inventories
Corn	$6,485,147	$7,311,379	$3,667,660	$3,044,848
Wheat	$3,499,541	$3,069,123	$6,794,119	$6,975,457

	Description and Expected Maturity*	Fair Value	Description and Expected Maturity*	Fair Value
Corn Options
Contract Volumes (bushels)	2,000,000		6,000,000
Weighted Average
Strike Price/Bushel
Long Calls	$5.40	$4,387,500	$4.00	$1,360,000
Short Calls	$6.20	$(2,990,000)	$5.00	$(490,000)
Short Puts	$—	$—	$3.50	$(1,665,000)
Contract Amount	$—	$1,397,500	$—	$(795,000)

	Description and Expected Maturity*	Fair Value	Description and Expected Maturity*	Fair Value
Corn Futures
Contract Volumes (bushels)			3,500,000
Weighted Average
Strike Price/Bushel			$3.7355	$3.4622
Contract Amount			$13,068,963	$12,115,000

	Description and Expected Maturity*	Fair Value	Description and Expected Maturity*	Fair Value
Wheat Futures
Contract Volumes (bushels)	400,000		—
Weighted Average
Strike Price/Bushel	$6.7775	$8.9625	$—	$—
Contract Amount	$2,711,000	$3,585,000	$—	$—

*The latest expected maturity date occurs within one year from date indicated.

We also contractually sell a portion of our fuel grade alcohol at prices that fluctuate with gasoline futures.

Our outstanding long-term debt at June 30, 2008 carries fixed interest rates which limit our exposure to increases in market rates.  Our line of credit provide for interest at variable rates.  There were $23.0 million in outstanding borrowings under this agreement at June 30, 2008.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management has concluded that the company’s internal control over financial reporting as of June 30, 2008 was effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders

MGP Ingredients, Inc.

Atchison, Kansas

We have audited the accompanying consolidated balance sheets of MGP Ingredients, Inc. as of June 30, 2008 and July 1, 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2008.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MGP Ingredients, Inc. as of June 30, 2008 and July 1, 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8, in 2008 the Company changed its measurement date used to account for its defined benefit post-retirement benefit plan.  As discussed in Note 5, in 2008 the Company changed its method of accounting for uncertain tax positions. As discussed in Note 8, in 2007 the Company changed its method of accounting for pension and post-retirement benefits.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MGP Ingredients, Inc.’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 11, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BKD, LLP

Kansas City, Missouri

September 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders

MGP Ingredients, Inc.

Atchison, Kansas

We have audited MGP Ingredients, Inc.’s internal controls over financial reporting as of June 30, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Controls Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, MGP Ingredients, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of MGP Ingredients, Inc. and our report dated September 11, 2008, expressed an unqualified opinion thereon.

/s/ BKD, LLP

Kansas City, Missouri

September 11, 2008

MGP INGREDIENTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

Fiscal Years Ended

	June 30, 2008	July 1, 2007	June 30, 2006
		(as restated) (see note 18)	(as restated) (see note 18)
	Dollars in thousands except per share amounts
Net sales	$392,893	$367,994	$322,477
Cost of sales	388,662	320,721	276,498
Gross profit	4,231	47,273	45,979

Selling, general and administrative expenses	24,235	20,319	23,811
Write-off of assets	1,546	—	—
Loss on impairment of assets	8,100	—	—
Income (loss) from operations	(29,650)	26,954	22,168

Other income, net	515	1,490	137
Gain on settlement of litigation, net of related expenses	7,046	—	—
Interest expense	(1,490)	(964)	(1,482)
Equity in loss of joint venture	(14)	—	—
Income (loss) before income taxes	(23,593)	27,480	20,823

Provision (benefit) for income taxes	(11,851)	9,914	6,963
Net income (loss)	$(11,742)	$17,566	$13,860

Per Share Data
Total basic earnings (loss) per common share	$(0.71)	$1.07	$0.86
Total diluted earnings (loss) per common share	$(0.70)	$1.04	$0.83

See Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	July 1, 2007
		(as restated) (see note 18)
	Dollars in thousands, except share and per share amounts

ASSETS
Current Assets
Cash and cash equivalents	$—	$3,900
Restricted cash	3	3,336
Receivables (less allowance for doubtful accounts:
June 30, 2008 - $264 and July 1, 2007 -$207)	34,087	34,298
Inventory	63,620	42,595
Prepaid expense	362	623
Deposits	580	414
Deferred income taxes	3,258	6,478
Refundable income taxes	8,570	364
Assets held for sale	5,600	—
Total current assets	116,080	92,008

Property and equipment, at cost	315,782	360,472
Less accumulated depreciation	(206,808)	(228,260)
Property and equipment, net	108,974	132,212

Investment in joint venture	399	—
Other assets	479	803
Total assets	$225,932	$225,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$432	$4,151
Liabilities related to assets held for sale	11,325	—
Revolving credit facility	23,000	7,000
Accounts payable	23,315	15,814
Accrued expenses	6,582	7,769
Deferred credit	4,562	9,709
Total current liabilities	69,216	44,443

Long-Term debt	1,301	8,940

Other non current liabilities	10,906	7,860

Deferred income taxes	10,494	16,771

Stockholders’ Equity
Capital stock Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock No par value; authorized 40,000,000 shares; issued 19,530,344 shares	6,715	6,715
Additional paid-in capital	9,003	9,084
Retained earnings	131,813	147,790
Accumulated other comprehensive income (loss)	1,515	(1,232)
	149,050	162,361
Treasury stock, at cost Common; 2008 - 2,969,766 shares; 2007 - 3,037,454 shares	(15,035)	(15,352)
Total stockholders’ equity	134,015	147,009
Total liabilities and stockholders’ equity	$225,932	$225,023

See Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years Ended

	June 30, 2008	July 1, 2007	June 30, 2006
		(as restated) (see note 18)	(as restated) (see note 18)
	Dollars in thousands
Cash Flows from Operating Activities
Net income	$(11,742)	$17,566	$13,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,172	14,467	12,655
Loss (gain) on sale of assets	5	(103)	(22)
Write-off of assets	1,546	—	—
Loss on impairment of assets	8,100	—	—
Deferred income taxes	(4,569)	234	(1,528)
Equity in loss of joint venture	14	—	—
Changes in working capital items:
Restricted cash	3,333	(1,045)	(2,291)
Accounts receivable	211	(2,101)	(4,100)
Inventory	(16,478)	(12,216)	531
Accounts payable and accrued expenses	8,693	3,767	3,131
Deferred credit	(1,412)	(1,317)	(1,372)
Income taxes payable/receivable	(8,206)	(4,574)	6,832
Other	(17)	61	(470)
Net cash (used in) provided by operating activities	(5,350)	14,739	27,226

Cash Flows from Investing Activities
Additions to property and equipment	(7,432)	(23,188)	(18,517)
Investments in and advances to joint venture	(375)	—	—
Proceeds from disposition of equipment	10	187	97
Other	(158)	—	—
Net cash used in investing activities	(7,955)	(23,001)	(18,420)

Cash Flows from Financing Activities
Purchase of treasury stock	—	(1,939)	—
Proceeds from stock plans	236	1,904	3,126
Proceeds from issuance of long-term debt	1,600	—	7,000
Principal payments on long-term debt	(4,198)	(4,262)	(12,339)
Proceeds from line of credit	36,933	7,000	—
Principal payments on line of credit	(20,933)	—	—
Dividends paid	(4,233)	(5,036)	(2,482)
Net cash provided by (used in) financing activities	9,405	(2,333)	(4,695)

Decrease in cash and cash equivalents	(3,900)	(10,595)	4,111
Cash and cash equivalents, beginning of year	3,900	14,495	10,384
Cash and cash equivalents, end of period	$—	$3,900	$14,495

See Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Dollars in thousands (as restated, see note 18)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Treasury Stock	Total
Balance, June 30, 2005 (as previously reported)	$4	$6,715	$5,341	$124,754	$(228)	$(16,059)	$120,527
Cumulative effect of error on retained earnings	—	—	—	(872)	—	—	(872)
Balance, June 30, 2005 (as restated – see Note 18)	$4	$6,715	$5,341	$123,882	$(228)	$(16,059)	$119,655
Comprehensive income:
2006 net income				13,860			13,860
Change in fair market value of cash flow hedge					(1,281)		(1,281)
Reclassification adjustment for losses included in net income					1,027		1,027
Comprehensive income	—	—	—	13,860	(254)	—	13,606
Stock options exercised			1,862			1,264	3,126
Dividends paid on common stock ($0.15/share)				(2,482)			(2,482)
Balance, June 30, 2006	$4	$6,715	$7,203	$135,260	$(482)	$(14,795)	$133,905
Comprehensive income:
2007 net income				17,566			17,566
Change in fair market value of cash flow hedge					(1,534)		(1,534)
Reclassification adjustment for losses included in net income					1,446		1,446
Comprehensive income	—	—	—	17,566	(88)	—	17,478
Adjustment to initially apply FASB Statement No. 158, net of tax					(662)		(662)
Stock options exercised			529			338	867
Dividends paid on common stock ($0.30/share)				(5,036)			(5,036)
Stock plan shares issued from treasury			1,352			1,044	2,396
Stock repurchased						(1,939)	(1,939)
Balance, July 1, 2007	$4	$6,715	$9,084	$147,790	$(1,232)	$(15,352)	$147,009
Comprehensive income:
2008 net loss				(11,742)			(11,742)
Change in fair market value of cash flow hedge					7,103		7,103
Reclassification adjustment for gains included in net income					(4,384)		(4,384)
Adjustment to recognize prior pension service cost					(202)		(202)
Adjustment to recognize prior other post employment benefits service cost					207		207
Translation adjustment on unconsolidated foreign subsidiary					23		23
Comprehensive income	—	—	—	(11,742)	2,747	—	(8,995)
Stock options exercised			(81)			317	236
Dividends paid on common stock ($0.25/share)				(4,233)			(4,233)
Adjustment to adopt FIN 48				58			58
Adjustment to recognize change in measuring date for other post employment benefits plan				(60)			(60)
Balance, June 30, 2008	$4	$6,715	$9,003	$131,813	$1,515	$(15,035)	$134,015

See Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2008, JULY 1, 2007 AND JUNE 30, 2006

NOTE 1:                        NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company.  MGP Ingredients, Inc. (“MGPI” or the “Company”) processes wheat and corn into a variety of products through an integrated production process.  The Company is a fully integrated producer of certain ingredients and distillery products derived from grain and has three reportable segments, ingredient solutions, distillery products and other. The  ingredient solutions segment primarily consists of specialty wheat proteins, specialty wheat starches, vital wheat gluten, commodity wheat starch and mill by-products  The distillery products segment consists of food grade alcohol, fuel grade alcohol, which is commonly known as ethanol, and distillers feed, which is the principal co-product of our distillery operations.  Our other segment is comprised of resins and plant-based biopolymers and composites manufactured through the further processing of certain of our proteins and starches and wood. The Company sells its products on normal credit terms to customers in a variety of industries located primarily throughout the United States.  The Company operates plants in Atchison, Kansas and Pekin, Illinois.  The Company also operates a facility in Kansas City, Kansas, for the further processing and extrusion of wheat proteins and starches, and a facility in Onaga, Kansas for the production of plant-based biopolymers and wood composites.  Midwest Grain Pipeline, Inc., a wholly owned subsidiary, has supplied natural gas to the Company’s Atchison plant.  Firebird Acquisitions, LLC, a wholly-owned subsidiary, was formed to own the airplane used in the Company’s business.  The Company has a 50% interest in an unconsolidated German subsidiary, D.M. Ingredients GmbH, through which it plans to produce and distribute Wheatex® textured protein products in the EU and elsewhere.

The Company’s specialty ingredients are sold for both food and non-food applications.  Those sold for food applications are used primarily as additives to enhance the functionality, nutritional value, appearance, texture, taste and a variety of other characteristics of baked and processed foods.  The Company’s specialty ingredients for non-food applications are sold for use in personal care product applications and paper and related products. The Company’s food grade alcohol is produced for beverage and industrial applications.  The Company’s beverage alcohol products consist primarily of vodka and gin and are sold in bulk form.  Our food grade industrial alcohol is also sold in bulk form for use in a wide variety of applications, including flavorings and extracts, personal care and hygienic products, pharmaceutical products, detergents and vinegar.  Fuel grade alcohol is sold as an octane additive and oxygenate that is commonly known as ethanol.

The Company’s resins and plant-based biopolymers are an emerging and developing business.  The Company currently has two commercial products in the market, a bio-based resin used for such applications as disposable cutlery, cosmetic cases and CD cases which can substitute wheat starch for petroleum-based plastic, and a wood-based resin which compounds wood and biopolymers used in the manufacture of deck boarding and other wood applications

Use of Estimates.  The financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Management reviews its estimates, including those related to the liabilities for litigation, other claims and income taxes.  Changes in facts and circumstances may result in revised estimates.  Actual results could differ from those estimates.

Principles of Consolidation.  The Consolidated Financial Statements include the accounts of MGP Ingredients, Inc., Midwest Grain Pipeline, Inc. and Firebird Acquisitions, LLC, which are entirely owned by the Company with no minority interest involved.  All significant intercompany balances and transactions have been eliminated in consolidation. Effective June 30, 2008, the Company’s Illinois and Kansas subsidiaries were merged into the Company.

Fiscal Year.  The Company’s fiscal year ended on June 30, 2008.  The previous fiscal year ended on July 1, 2007. On March 6, 2008, the Board of Directors amended the Company’s bylaws to effect a change in the fiscal year. As a result of this change, fiscal 2008 includes 2 days less than fiscal 2007.   On June 8, 2006 the Board of Directors amended the Company’s Bylaws to effect a change in the fiscal year from a fiscal year ending June 30 to a 52/53 week fiscal year.  As a result of this change, fiscal 2007 includes one additional day than fiscal 2006.

Inventories.  Inventories include finished goods, raw materials in the form of agricultural commodities used in the production process and certain maintenance and repair items.  Inventories are stated at the lower of cost or market primarily on the first-in, first-out (“FIFO”) method.

Restricted Cash.  The Company segregates certain interest bearing cash accounts in accordance with commodity exchange requirements.  Restricted cash consists of interest bearing clearing accounts on deposit with and pledged to the Company’s broker for exchange-traded commodity instruments.

Derivative Instruments.  In connection with the purchase of raw materials, principally corn and wheat, for anticipated operating requirements, the Company enters into readily marketable exchange-traded commodity futures and option contracts to reduce the risk of future grain price increases. Additionally, the Company enters into exchange-traded futures contracts for the sale of fuel grade alcohol to hedge the selling price to customers.  Derivative instruments related to the Company’s hedging program are recorded as either assets or liabilities and are measured at fair market value.  Consistent with application of hedge accounting under Statement of Financial Accounting Standards No. 133 as amended (“SFAS 133”), prior to April 1, 2008 changes in the fair market value of the derivative instruments designated as cash flow hedges were recorded either in current earnings or in other comprehensive income, depending on the nature of the hedged transaction.  Gains or losses recorded in other comprehensive income were reclassified into current earnings in the periods in which the hedged items were consumed.  Any ineffective portion of a hedged transaction was immediately recognized in current earnings.

The application of hedge accounting under SFAS 133 requires significant resources, recordkeeping and analytical systems.  As a result of the rising compliance costs and the complexity related to the application of hedge accounting under SFAS 133, the Company’s management  elected to discontinue the use of hedge accounting for all commodity derivative positions effective April 1, 2008.  Accordingly, changes in the value of derivatives subsequent to March 31, 2008 have been recorded in cost of sales in the Company’s Consolidated Statements of Income.  Additionally, certain derivative instruments entered into during the third quarter were not designated as hedges. The change in the market value of these  instruments has been recorded in cost of sales in the Company’s Consolidated Statements of Income.  As of June 30, 2008, the mark-to-market adjustment included in accumulated other comprehensive income with respect to derivatives originally designated for hedging under FASB 133 and subsequently de-designated in April 2008 will remain in accumulated other comprehensive income as a component of equity until the forecasted transactions to which the specific hedged positions relate occur. At that time, the accumulated comprehensive income will be reclassified to earnings.Regardless of accounting treatment, the Company’s management believes all commodity hedges are economic hedges of the Company’s risk exposures.

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

Properties and Depreciation.  Property, Plant and Equipment are stated at cost.  Additions, including those that increase the life or utility of an asset, are capitalized and all properties are depreciated over their estimated remaining lives.  Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings and improvements	20 – 30 years
Transportation equipment	5 – 6 years
Machinery and equipment	10 – 12 years

The Modified Accelerated Cost Recovery (“MACRs”) depreciation method is used for income tax purposes.

The cost of property and equipment retired as well as related accumulated depreciation is eliminated from the property accounts with related gains and losses reflected in net income.  The Company capitalizes interest costs associated with significant construction in progress, based on the weighted-average rates paid for long-term borrowing.  Total interest incurred for fiscal 2008, 2007 and 2006 was:

Years ended,	June 30, 2008	July 1, 2007	June 30, 2006
(in thousands)
Interest costs charged to expense (gross)	$1,490	$964	$1,482
Less: Interest cost capitalized in other income	(309)	(761)	(998)
Total	$1,181	$203	$484

Earnings (loss) per Share.  Basic earnings per share data is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Potentially dilutive instruments are stock options and unvested restricted stock awards.  The following is a reconciliation from the weighted average shares used for the basic earnings (loss) per share computation to the shares used for the diluted earnings (loss) per share computation for each of the years ended June 30, 2008, July 1, 2007 and June 30, 2006.

Years ended,	June 30, 2008	July 1, 2007	June 30, 2006

Basic Shares	16,531,347	16,427,959	16,105,658
Additional weighted average shares attributable to:
Stock options	134,757	241,046	241,566
Restricted shares	139,308	244,337	415,030
Diluted Shares	16,805,412	16,913,342	16,762,254

Cash and Cash Equivalents.  Short-term liquid investments with an initial maturity of 90 days or less are considered cash equivalents.  Cash equivalents are stated at cost, which approximates market value due to the relatively short maturity of these instruments.  At June 30, 2008 and  July 1, 2007, cash equivalents consisted primarily of overnight purchase agreements with a bank.  At various points in time during the years ended June 30, 2008 and July 1, 2007, cash balances exceeded the Federal Deposit Insurance Corporation (“FDIC”) limit.

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

Revenue Recognition.  Revenue from the sale of the Company’s products is recognized as products are delivered to customers and title has transferred.  The place of delivery and transfer of title depends on our shipping terms; in some cases, our contracts are FOB shipping point and in others FOB destination.  Income from various government incentive grant programs is recognized as it is earned.

Deferred Credit.  During the fourth quarter of fiscal 2001, the United States Department of Agriculture developed a grant program for the gluten industry in place of a two-year extension of a wheat gluten import quota that took effect on June 1, 1998. Over the life of the program, which was administered by the Commodity Credit Corporation (“CCC”) and which ended on May 31, 2003, the Company was eligible to receive nearly $26 million of the program total of $40 million. For the first year of the program, approximately $17.3 million was allocated to the Company, with the remaining $8.3 million allocated in July 2002. The funds were required to be used for research, marketing, promotional and capital costs related to value-added gluten and starch products. Funds allocated on the basis of current operating costs were recognized in income as those costs were incurred. Funds allocated based on capital expenditures are being recognized in income as the capital projects are depreciated.  As of June 30, 2008 and July 1, 2007, deferred credit related to the USDA Grant was $7,127 (of which $2,565 has been reclassified into liabilities related to assets held for sale) and $9,709 respectively.

Indemnification Agreements.  The Company sells certain of its products under agreements that provide that the Company will indemnify the customers against certain claims by third parties.  The Company records its obligations under these indemnification agreements based on their fair value.

Advertising.  Advertising costs are expensed as incurred.  These costs totaled $548,000, $531,000 and $797,000 for the years ended June 30, 2008, July 1, 2007 and  June 30, 2006, respectively.

Research and Development.  Research and development costs are expensed as incurred.  These costs totaled approximately $3.2 million, $2.8 million, and $2.9 million for the years ended June 30, 2008, July 1, 2007 and June 30, 2006, respectively.

Long-Lived Assets and Loss on Impairment of Assets.  Management reviews long-lived assets, mainly equipment, at year-end and whenever events or circumstances indicate that usage may be limited and carrying values may not be recoverable.  Should events indicate the assets cannot be used as planned, the realization from alternative uses or disposal is compared to the carrying value.  If management determines an impairment loss has occurred, an estimate of the loss is recognized.

In making such assessments, management must make estimates and judgments relating to anticipated revenues and expenses and values of the Company’s  assets and liabilities.  Management’s estimates and judgments are based on the Company’s  historical experience and management’s knowledge and understanding of current facts and circumstances.  Management derives data for its estimates from outside and internal sources, and considers such matters as product mix, unit sales, unit prices, input costs, expected target volume levels in supply contracts and expectations about new customers as well as overall market trends.

Fair Value of Financial Instruments.  The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and long-term debt including capital leases as further described in Note 4.  The financial statement carrying value of the Company’s cash and cash equivalents approximates fair value due to their short-term nature.  Carrying value also approximates fair value for all financial instruments with six months or less to re-pricing or maturity and for financial instruments with variable interest rates.  The Company estimates the fair value of long-term debt based upon borrowing rates available at the reporting date for indebtedness with similar terms and maturities.  Based upon the borrowing rates currently available to the Company and its subsidiaries for indebtedness with similar terms and maturities, the fair value of long-term debt was approximately $10.3 million and $12.7 million at June 30, 2008 and July 1, 2007, respectively.  The financial statement carrying value was $10.5 million and $13.1 million at June 30, 2008 and July 1, 2007, respectively.

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

Reclassification of Other Operating Income.  For the years ended July 1, 2007 and June 30, 2006, the Company has reclassified other operating income into cost of sales.  Following a review of the transactions reported within other operating income, management concluded that it would be more appropriate to reclassify them within cost of sales because they relate to amounts received from transactions involving the sale of co-products or the use of operating assets by third parties which reduce the cost of sales. As a result, for the year ended July 1, 2007, cost of sales and gross profit previously reported of $321,941,000 and $46,053,000, are now reported as $320,721,000 and $47,273,000 respectively (adjusted for restatement).  For the year ended June 30, 2006, cost of sales and gross profit previously reported of $277,264,000 and $45,213,000 respectively, are now reported as $276,498,000 and $45,979,000 respectively (adjusted for restatement).

NOTE 2:            OTHER BALANCE SHEET CAPTIONS

Inventories.  Inventories consist of the following: (in thousands)

	June 30, 2008	July 1, 2007

Raw materials	$16,211	$12,972
Finished goods	33,185	21,353
Maintenance materials	6,356	5,342
Derivative instruments	2,271	(2,313)
Other	5,597	5,241
Total	$63,620	$42,595

Property and Equipment. Property and equipment consist of the following: (in thousands)

(See notes 10 and 11)

	June 30, 2008	July 1, 2007

Land, buildings and improvements	$49,109	$49,503
Transportation equipment	3,270	1,615
Machinery and equipment	260,153	291,541
Construction in progress	3,250	17,813
Total Cost	315,782	360,472
Less accumulated depreciation	(206,808)	(228,260)
Total	$108,974	$132,212

Accrued Expenses. Accrued expenses consist of the following: (in thousands)

	June 30, 2008	July 1, 2007

Employee benefit plans (Note 8)	$2,515	$4,522
Salaries and wages	1,889	1,739
Property taxes	825	968
Other expenses	1,353	540
Total	$6,582	$7,769

NOTE 3:            INVESTMENT IN JOINT VENTURE

Investment in joint venture includes the following: (in thousands)

	Percentage
	Ownership at	Carrying Value
	June 30, 2008	June 30, 2008	July 1, 2007

Investment in D.M. Ingredients GmbH	50%	$399	$—

On July 17, 2007, the Company and Crespel and Dieters GmbH & Co. KG completed a transaction for the formation and financing of a joint venture, D.M. Ingredients, GmbH (“DMI”) located in Ibbenburen, Germany.  DMI’s primary operation is the production and tolling of the Wheatex series of textured wheat proteins made from vital wheat gluten for marketing by the Company domestically and, through its partner and third parties, internationally.  Currently, the joint venture is utilizing a third party toller in the Netherlands to produce the Wheatex products.  The Company owns a 50% interest in DMI, which it accounts for using the equity method of accounting.  As of June 30, 2008, the Company has invested $375,000 in DMI since July, 2007.

DMI’s functional currency is the European Union Euro.  Accordingly, changes in the holding value of the Company’s investment in DMI resulting from changes in the exchange rate between the U.S. Dollar and the European Union Euro are recorded in other comprehensive income as a translation adjustment on unconsolidated foreign subsidiary net of deferred taxes.

Financial information on DMI, accounted for under the equity method is presented below.  Amounts are presented under U.S. GAAP.

As of,	June 30, 2008	July 1, 2007

Investment in joint venture	$399	$—
Equity in net assets of joint venture	399	—
Financial position:
Current assets	$492	$—
Other assets	321	—
Assets	$813	$—

Current liabilities	$11	$—
Long-term liabilities	5	—
Equity of partners	797	—
Liabilities and equity	$813	$—

Operating results for the fiscal year ended,	June 30, 2008	July 1, 2007	June 30, 2006

Revenues	$—	$—	$—
Expenses	28	—	—
Net income (loss)	$(28)	$—	$—

NOTE 4:                                                LONG-TERM DEBT

Indebtedness Outstanding.  Long-term debt consists of the following:  (in thousands)

	June 30, 2008	July 1, 2007

Secured Promissory Note, 5.26%, due monthly to October, 2011.(i)	$5,003	$6,372
Secured Promissory Note, 5.92%, due monthly to September, 2010.(i)	3,524	4,892
Secured Promissory Note, 5.45%, due monthly to May, 2013.	1,553	—
Industrial Revenue Bond Obligation, 5.26%, due monthly to September, 2008.(i)	233	1,161
Capital Lease Obligations, 4.56% - 7.15%, due monthly to October, 2011.	180	666

Total	10,493	13,091

Less current maturities	(432)	(4,151)
Less liabilities related to assets held for sale(ii)	(8,760)	—

Long-term portion	$1,301	$8,940

(i)	Obligation included within “Liabilities related to assets held for sale.”
(ii)	Amount represents only debt related to assets held for sale. Total liabilities related to assets held for sale also include $2,565 of related CCC deferred revenue.

5.26% Secured Promissory Note.  On September 24, 2004, the Company borrowed $9,794,500 from GE Capital Public Finance, Inc. (“GECPF”).  The Company’s obligation is evidenced by a promissory note bearing interest at 5.26 percent per annum and is payable in 83 consecutive monthly payments of $139,777 and an 84th payment equal to the unpaid principal and interest, commencing November 1, 2004.  The note may be prepaid at any time in its entirety with no prepayment premium.

In connection with this note, the Company entered into a security agreement to secure the note.  The security agreement grants a security interest in specified equipment located at the Company’s KCIT facility in Kansas City, Kansas. Among other reasons, payment obligations under the note can be accelerated if any payment is not made within 10 days of its due date, if there is an event of default under the security agreement, if there is a breach under any other agreement with the lender  or if there is a default under any other material obligation for borrowed money.  As further discussed in note 10 to the consolidated financial statements, certain assets at the Company’s KCIT facility are being held pending sale.  As management anticipates completing a sale of these assets within a year, this note, for which a security interest in these assets has been granted has been reclassified as a current liability under “Liabilities related to assets held for sale.”  Further, as noted below under “Uncured Defaults,” the Company was in technical default under this agreement as of June 30, 2008.

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

Among other reasons, payment obligations under the note can be accelerated if any payment is not made within 10 days of its due date, if there is an event of default under the security agreement, upon certain acts of bankruptcy or insolvency, if there is a breach under any other agreement with the lender, upon the declaration of default under any other material obligation of the Company and upon the merger or consolidation of the Company without the consent of GECC.  This consent may not be unreasonably withheld.

As further discussed in note 10 to the consolidated financial statements, certain assets at the Company’s KCIT facility are being held pending sale.  As management anticipates completing a sale of these assets within a year, this note, for which a security interest in these assets has been granted, has been reclassified as a current liability under “Liabilities related to assets held for sale.”  Further, as noted below under “Uncured Defaults,” the Company was in technical default under this agreement as of June 30, 2008.

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

5.45% Secured Promissory Note.  On April 9, 2008, the Company, through its wholly-owned subsidiary, Firebird Acquisitions, LLC, (“Firebird Acquisitions”), borrowed $1,600,000 from Commerce Bank, National Association (“Commerce Bank”) to finance the acquisition of a corporate aircraft.  The Company’s obligation to Commerce Bank is evidenced by a promissory note bearing interest at 5.45% per annum and payable in equal monthly payments of $30,525.  The note may be prepaid in whole, but not in part, after the first anniversary of the Note subject to the payment of a prepayment premium equal to 3% of the original principal amount if the note is prepaid after the first anniversary and declining to 1% for the final two years of the note.  An exception is granted for the proceeds received from the sale of the Company’s previous corporate aircraft.

In connection with this note, the Company entered into a security agreement to secure the note.  The security agreement grants a security interest in the acquired aircraft located at the Company’s aviation facility located in Atchison, Kansas.

Payment obligations under the note can be accelerated if any payment is not made within 10 days of its due date or if there is an event of default under the security agreement, including certain acts of bankruptcy or insolvency or defaults by the Company under any other obligations to Commerce Bank.  Because of these cross default provisions, the Company was in default under this note as of June 30, 2008 but the default has been waived.

5.26% Industrial Revenue Bond Obligation.  Industrial development revenue bonds issued by The Unified Government of Wyandotte County, Kansas City, Kansas, provide for principal payments to bondholder of $77,381 plus interest at 5.26 percent, which are due monthly.  The bonds are secured by a security interest in the project as defined in the lease agreement.  The last installment on the bonds is due in September 2008.

Under the capital lease related to the industrial development revenue bonds issued by Kansas City, Kansas,  the Company, among other covenants, is required to maintain certain financial ratios, including a current ratio of 1.5 to 1, maintain a minimum consolidated tangible net worth (stockholders’ equity less intangible assets) equal to the greater of (i) ) $70 million or (ii) the sum of $70 million plus 50 percent of consolidated net income since March 31, 1993, (iii) and maintain at the end of each fiscal quarter a fixed charge coverage ratio (generally, the ratio of (x) the sum of (a) net income [adjusted to exclude gains or losses from the sale or other disposition of capital assets and other matters] plus (b) provision for taxes plus (c) fixed charges to (y) fixed charges) for the period of the four consecutive fiscal quarters ended as of the measurement date of 1.5 to 1.  As further discussed in note 10 to the consolidated financial statements, certain assets at the Company’s KCIT facility are being held pending sale.  As management anticipates completing a sale of these assets within a year, this note, for which a security interest in these assets has been granted has been reclassified as a current liability under “Liabilities related to assets held for sale.”  As of June 30, 2008, the Company was not in compliance with the fixed charge coverage ratio requirement.  As a result, the Company was in default under this lease and under its notes to GECC and GECPF described above.

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

Additionally, the Company financed certain equipment purchases during the year through a capital lease with Delage Corporation at 7.15%.  This capital lease is secured by the equipment purchased and has a maturity of October 2011.

Secured Credit Agreement.  As of June 30, 2008, the Company had a $40 million, three-year revolving credit facility and a $25 million, five-year, term loan facility, both of which were provided for under a Credit Agreement entered on May 5, 2008.  The Credit Agreement contained accordion features which permitted the lenders, in their sole discretion, to agree to a one-time increase in the revolving credit commitment of up to $20 million and a one-time term loan increase of up to $10 million.  The revolving credit commitment contains letter of credit sub commitments of up to $8 million and swingline loan sub commitments (which must be repaid within five business days) of up to $5 million.  Borrowings under the term loan facility were permitted until May 4, 2009 and the then outstanding principal of the term loan was then payable commencing June 30, 2009 in quarterly payments equal to 1/28 of the then outstanding principal balance of the term loan, with any unpaid principal amount being due on May 5, 2013.  The outstanding principal balance of the revolving credit loans was due on May 5, 2011.

Borrowings on base rate loans under the Credit Agreement bore interest, payable monthly, at a rate equal to Commerce Bank’s prime rate as in effect from time to time, (5.0 percent at June 30, 2008) less an applicable margin ranging from (a) 0% if the leverage ratio, as defined below, was greater than or equal to 2.50 to 1, to (b) .75%, if the leverage ratio was less than 1.0 to 1.  Borrowings on libor loans bore interest, payable at the end of the applicable interest period (but in any event at the end of each three-month portion of a six-month libor loan), at a rate equal to the applicable libor rate plus an applicable margin ranging from (a) 2.0%, if the leverage ratio was greater than or equal to 2.50 to 1, to (b) 1.25%, if the leverage ratio was less than 1.0 to 1.  Upon and during the continuation of an event of default, borrowings bear interest at a rate equal to 3.0% above the otherwise applicable rate.   Letter of credit fees are payable quarterly and are equal to the applicable margin on libor loans times the lenders’ exposure under outstanding letters of credit.  There was a quarterly non-use fee equal to the sum of, for each day during the preceding calendar quarter, the amount obtained by multiplying (a) the unused amount of the revolving credit commitment for such day, times (b) the applicable margin for non-use fee [.30% if the leverage ratio is greater than or equal to 1.75 to 1 and .25% if the leverage ratio is less than 1.75 to 1], times (c) the fraction, 1/360.

Under its Credit Agreement, at June 30, 2008 the Company was required to maintain a fixed charge coverage ratio (adjusted EBITDA minus taxes and dividends to fixed charges) of not less than 1.5 to 1 on a trailing four quarter basis,  and was also required to maintain, at the end of each fiscal quarter (i)   working capital (current assets minus the sum of current liabilities and the unpaid principal balance of the revolving credit loans to the extent not a current liability) of $40 million, (ii)  tangible net worth of not less than $135 million plus (i) an amount equal to 50% of consolidated net income (but not loss) subsequent to June 30, 2008 minus (ii) cumulative stock purchases after June 30, 2008, and (iii) a leverage ratio (senior fund debt to adjusted EBITDA (EBIDTA plus non cash losses, minus non-cash gains, minus or plus, as the case may be, extraordinary income or losses) of not more than 3.0 to 1. The credit agreement contains various covenants, including ones limiting the Company’s ability to incur liens, incur debt, make investments, make capital expenditures, dispose of assets, issue stock, or purchase stock.  While the agreement permits the Company to pay dividends in the ordinary course, it must remain in compliance with its financial covenants.  Due to market conditions and the Company’s resulting negative cash flow from operations, at June 30, 2008 the Company could not pay dividends as a result of the fixed charge coverage ratio maintenance requirement in its credit agreement. As noted below under “Uncured Defaults”, the Company was in default under the Credit Agreement as of June 30, 2008, as a result of which its obligations thereunder have been reclassified as current.

On September 3, 2008, the Company’s lenders agreed to amend the credit agreement in several respects, including the following:

•                  increasing the revolving line of credit to $55 million  and reducing its term from three years to the earlier of September 3, 2009 and the expiration of a standstill period ending on October 31, 2008 as it may be extended;

•                  eliminating the term loan and accordion features of the credit agreement;

•                  increasing the interest rate on base rate loans  to the  Agent’s prime rate plus  50 basis points, increasing  the margin on libor loans by 75 basis points and fixing the applicable margin for non-use fees at 0.30%;

•                  providing for additional collateral, including the Company’s equipment not currently pledged, its general intangibles, its investment property (other than its interest in its German joint venture) and its Pekin facility;

•                  revising other covenants, including those governing the Company’s ability to make acquisitions and other investments and incur other debt;

•                  prohibiting dividends without the lenders’ consent;

•                  imposing new, monthly interim minimum adjusted EBITDA requirements (as defined in the credit agreement) of $(7,500,000) for July, $(2,500,000) for August and $(1,400,000) for September, and minimum tangible net worth requirements (as defined in the credit agreement), of $125,000,000 at the end of July, $123,000,000 at the end of August and $121,000,000 at the end of September;

•                  requiring payment of a $150,000 amendment fee to the banks;

•                  providing for a standstill period ending October 31, 2008, during which time the Company must  deliver the banks a report from outside auditors regarding its inventory, accounts receivable and a reconciliation of its grain positions; the banks may also review the Company’s commodity positions and hedging strategy. If the Company does  not default under the terms of the amendment, the lenders may, in their sole discretion, extend the standstill period but are under no obligation to do so; and

•                  providing that, if they elect to do so, the lenders may exercise all their rights and remedies under the credit agreement at the end of the standstill period or sooner if the Company defaults under the terms of the amendment during the standstill period.

`The availability of loans under the Credit Agreement, as amended, is principally based on the borrowing base, as defined, which consists of varying percentages of the Company’s eligible inventory and accounts receivable, as defined.  Borrowings under the Credit Agreement are secured by the Company’s accounts and inventory, any related instruments or chattel paper, general intangibles, any equipment not pledged to others, investment property (other than its interest in its German joint venture) and by our Pekin facility. At June 30, 2008 the carrying values of such collateral aggregated $133,644,000. `

Uncured Defaults. At June 30, 2008 the Company was not in compliance with the tangible net worth  or the EBITDA based financial covenants in its Credit Agreement or the fixed charge coverage ratio requirement of its 5.26% Industrial Revenue Bond obligation. Its tangible net worth at such date, as defined in the Credit Agreement was $132.5 million instead of $135 million, its  fixed charge ratio was 0.56  to 1 instead of 1.5 to 1 and its leverage ratio was (11.03) to 1 instead of 3.0. Its fixed charge coverage ratio, as defined in its lease related to its 5.26% industrial revenue bond lease, was (0.51) instead of 1.5 to 1. As a result, the Company was in default under the

Credit Agreement and 5.26% industrial revenue bond lease. Due to cross default provisions, it also was  in default under its 5.45% Secured Promissory Note to Commerce Bank and its 5.26% Secured Promissory Note and 5.92% Secured Promissory Note to GECPF and GECC, respectively. Commerce Bank has waived the default under the 5.45% Promissory Note and, as noted above, the lenders under the Credit Agreement have agreed to an amendment providing for a standstill period expiring on October 31, 2008, unless extended by the lenders or we sooner default under intermim covenants. The Company has discussed waivers of the cross defaults under the 5.26% Secured Promissory Note and 5.92% Secured Promissory Note to GECPF and GECC, respectively, with a representative of GECC an GECPF and believes they will provide them if asked.

4.90% Industrial Revenue Bond Obligation. On December 28, 2006, the Company engaged in an industrial revenue bond transaction with the City of Atchison, Kansas pursuant to which the City (i) under a trust indenture, (“the Indenture”), issued $7.0 million principal amount of its industrial revenue bonds (“the Bonds”) to the Company and used the proceeds thereof to acquire from the Company its newly constructed office building and technical innovations center in Atchison, Kansas, (“the Facilities”) and (ii) leased the Facilities back to the Company under a capital lease (“the Lease”). The bonds mature on December 1, 2016 and bear interest, payable annually on December 1 of each year commencing December , 2007 at the rate of 4.90% per annum. Basic rent under the lease is payable annually on December 1 in an amount sufficient to pay principal and interest on the bonds. The Indenture and Lease contains certain provisions, covenants and restrictions customary for this type of transaction. In connection with the transaction, the Company agreed to pay the city an administrative fee of $50,000 payable over 10 years.

The purpose of the transaction was to facilitate certain property tax abatement opportunities available to the Company related to the newly constructed facilities. The facilities acquired with bond proceeds will receive property tax abatements which terminate upon maturity of the Bonds on December 1, 2016. The issuance of the Bonds was integral to the tax abatement process. Financing for the Facilities was provided internally from the Company’s operating cash flow. Accordingly, upon consummation of the transaction and issuance of the Bonds, the Company acquired all bonds issued for $7.0 million, excluding transaction fees. As a result, the Company holds all of the outstanding Bonds. It is management’s intention to hold these bonds to their maturity. Because the Company holds all outstanding bonds, management considers the debt de-facto cancelled and, accordingly, no amount for these Bonds is reflected as debt outstanding on the Balance Sheet as of June 30, 2008.

Leases and Debt Maturities. The Company leases railcars and other assets under various operating leases. For railcar leases, the Company is generally required to pay all service costs associated with the railcars. Rental payments include minimum rentals plus contingent amounts based on mileage. Rental expenses under operating leases with terms longer than one month were $3,021,000, $2,711,000 and $2,448,000 for the years ended June 30, 2008, July 1, 2007 and June 30, 2006, respectively. Minimum annual payments and present values thereof under existing debt maturities, capital leases and minimum annual rental commitments under non-cancelable operating leases are as follows:  (in thousands)

		Capital Leases
	Long-Term Debt	Minimum Lease Payments	Less Interest	Net Present Value	Total Debt	Operating Leases

2009	$9,048	$149	$5	$144	$9,192	$3,278
2010	304	17	2	15	319	2,734
2011	321	17	1	16	337	1,884
2012	339	3	—	3	342	1,796
2013	303	—	—	—	303	1,389
Thereafter	—	—	—	—	—	2,964
Total	$10,315	$186	$8	$178	$10,493	$14,045

NOTE 5:                                                INCOME TAXES

The provision (benefit) for income taxes is comprised of the following:  (in thousands)

Years ended,	June 30, 2008	July 1, 2007	June 30, 2006

Income taxes currently payable (receivable)	$(7,360)	$9,789	$7,800
Income taxes deferred	(4,491)	125	(837)
Total	$(11,851)	$9,914	$6,963

A reconciliation of the provision for income taxes at the normal statutory federal rate to the provision included in the accompanying consolidated statements of income is shown below:  (in thousands)

Years ended,	June 30, 2008	July 1, 2007	June 30, 2006

“Expected” provision at federal statutory rate (35% for 2008 and 2007, 34% for 2006)	$(8,258)	$9,633	$7,308
State taxes, before credits	(1,278)	1,554	1,242
State tax credits	(170)	(1,229)	(33)
Change in valuation allowance	(1,996)	418	(817)
Other	(149)	(462)	(737)
Provision for income taxes	$(11,851)	$9,914	$6,963
Effective tax rate	50.2%	36.1%	33.4%

The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets are as follows:  (in thousands)

	June 30, 2008	July 1, 2007

Deferred tax assets:
Post-retirement liability	$3,119	$3,123
Deferred income	2,888	3,874
Stock based compensation	1,445	1,062
Hedging transactions	—	703
State tax credits	1,983	1,996
State operating loss carryforwards	1,261	—
Other	2,720	1,832
Less: valuation allowance	—	(1,996)
Gross deferred tax assets	13,416	10,594

Deferred tax liabilities:
Fixed assets	(18,272)	(20,381)
Hedging transactions	(2,003)	—
Other	(377)	(507)
Gross deferred tax liabilities	(20,652)	(20,888)
Net deferred tax liability after valuation allowance	$(7,236)	$(10,293)

The above net deferred tax liability is presented on the consolidated balance sheets as follows:  (in thousands)

	June 30, 2008	July 1, 2007

Deferred tax asset - current	$3,258	$6,478
Deferred tax liability - long-term	(10,494)	(16,771)
Net deferred tax liability	$(7,236)	$(10,293)

The amount of income taxes that the Company pays is subject to ongoing audits by federal and state taxing authorities. The Company was under exam by the IRS for its tax years ended June 30, 2005 and June 30, 2006. The Company was also under exam by the state of Illinois related to its tax years ended June 30, 2004 and June 30, 2005. The exams were resolved with no significant adjustments. The Company has been notified that it will be examined by the state of Illinois for its June 30, 2006 and June 30, 2007 years. The Company believes that it has adequately provided for any reasonably foreseeable outcome related to these matters. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire.

The Company establishes a valuation allowance against certain deferred tax assets if management believes, based on its assessment of historical and projected operating results and other available facts and circumstances, that it is  more-likely-than-not that all or a portion of the deferred tax assets will not be realized. During the second quarter of fiscal 2008, management reassessed the need for a valuation allowance which previously offset the deferred tax asset related to approximately $3.0 million of Kansas income tax credits. It was determined that the valuation allowance was no longer appropriate and was therefore removed, resulting in a net tax benefit of approximately $2 million.

As of June 30, 2008, the Company had approximately $26.9 million of state net operating loss carryforwards. The net operating losses will expire as follows: $13.0 million in fiscal year 2018, $13.7 million in fiscal year 2020, and $0.2 million in fiscal year 2028. The Company also has state tax credit carryforwards of approximately $3.1 million. The state tax credits will expire as follows:  $1.6 million in fiscal year 2014 and $1.3 million in fiscal year 2015; $0.2 million will not expire.

FIN 48

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109” (“FIN 48”), clarifies the accounting for uncertainty in income taxes by defining criteria that a tax position on an individual matter must meet before the tax benefit of that position is recognized in the financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, balance sheet classification, interest and penalties, interim period accounting, disclosures and transition.

The Company adopted the provisions of FIN 48 on July 2, 2007. In accordance with the recognition standards established by FIN 48, the Company performed a comprehensive review of potential uncertain tax positions in each jurisdiction in which the Company operates. As a result of the Company’s review, the Company adjusted the carrying amount of the liability for unrecognized tax benefits resulting in a net increase to retained earnings of $59,000. The Company’s gross liability for unrecognized tax benefits (excluding interest and penalties) was $1.28 million as of July 2, 2007 of which $783,000 would impact the effective tax rate if recognized. As of July 2, 2007, the Company’s liability for accrued interest and penalties related to unrecognized tax benefits was $199,000 and $11,000, respectively. The Company recorded deferred tax assets of $711,000 as of July 2, 2007 related to the recording of the liability for unrecognized tax benefits.

As of June 30, 2008, the total gross amount of unrecognized tax benefits (excluding interest and penalties) was $1.05 million.  The amount of the Company’s liability for uncertain tax benefits at June 30, 2008 that would impact the effective tax rate, if recognized, was $776,000.

In accordance with FIN 48, the Company has elected to treat interest and penalties related to tax liabilities as a component of income tax expense.  During the year ended June 30, 2008, the Company recorded a net increase in interest and penalties accrued under FIN 48 of approximately $31,000 and $0, respectively, as a component of income tax expense. Accrued interest and penalties were $226,000 and $15,000, respectively, as of June 30, 2008.

The following is a reconciliation of the total amount of unrecognized tax benefits (excluding interest and penalties) from July 2, 2007 to June 30, 2008 (dollars in thousands):

Balance at July 2, 2007	$1,284

Additions for tax positions of prior years	432
Decreases for tax positions of prior years	(208)
Additions for tax positions of the current year	129
Settlements with taxing authorities	(79)
Lapse of applicable status of limitations	(505)

Balance at June 30, 2008	$1,053

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits will decrease in the next 12 months as a result of the lapsing of various Federal and state statutes of limitation. The Company does not believe that the amount of any decrease will be significant to the financial statements.

The Company’s 2004 through 2006 Federal and state income tax returns are still open to examination.

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

NOTE 7:                                                ENERGY COMMITMENT

During fiscal 1994, the Company negotiated an agreement to purchase steam heat and electricity from a utility for its Illinois operations which expires in February, 2011. Steam heat is being purchased for a minimum monthly charge of $141,000, with a declining fixed charge for purchases in excess of the minimum usage. In connection with the agreement, the Company leased land to the utility company for a term ending 2029.

The Company purchases its corn requirements for one of its plants through a single elevator company. If the Company fails to purchase 13 million bushels each 12 months, commencing September 2007, it must pay the elevator company $0.02 per bushel for each bushel less than 13 million purchased. The elevator company may terminate if the Company fails to purchase specified minimums, in which case the Company would be obligated to pay the elevator company $260,000 plus its costs incurred in contracting for delivery of corn purchased for the Company pursuant to previously issued Company delivery orders. The Company’s practice has been to only order corn for a month at a time.

NOTE 8:                                                EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plans. The Company and its subsidiaries have employee stock ownership plans covering all eligible employees after certain eligibility requirements are met. Contributions to the plans totaled $710,134, $941,600 and $618,584 for the years ended June 30, 2008, July 1, 2007 and June 30, 2006, respectively. Contributions are made in the form of cash and/or additional shares of common stock.

401(k) Profit Sharing Plans. The Company and its subsidiaries have established 401(k) profit sharing plans covering all employees after certain eligibility requirements are met. Contributions to the plans totaled $598,667, $1,744,242 and $1,628,882 for the years ended June 30, 2008, July 1, 2007 and June 30, 2006, respectively.

Defined Benefit Retirement Plan. The Company sponsors two funded, noncontributory qualified defined benefit pension plans, which covers substantially all union employees . The benefits under this pension plan are based upon years of qualified credited service. The Company’s funding policy is to contribute annually not less than the regulatory minimum and not more than the maximum amount deductible for income tax purposes. The Company has contributed $787,000 to the plans during fiscal 2009 year-to-date. Additionally, the Company has contributed $69,000 to the 401(k) plans of the Atchison participants consistent with their collective bargaining agreement.

Post-Retirement Benefit Plan. The Company sponsors an unfunded, contributory qualified plan that provides life insurance coverage as well as certain health care and medical benefits including prescription drug coverage to certain retired employees. This post-retirement benefit plan is contributory and provides benefits to retirees and their spouses. Contributions are adjusted annually. The plan contains fixed deductibles, coinsurance and out-of-pocket limitations. The life insurance segment of the plan is noncontributory and is available to retirees only. The liability for such benefits is unfunded as it is the Company’s policy to fund benefits payable as they come due. In the year ended June 30, 2008, the Company converted to a June 30 measurement date for the plan. An adjustment of $60,000 has been made to retained earnings to reflect the change in measurement date. The Company expects to contribute approximately $470,000 to the plan in fiscal year 2009.

In September 2006, the Financial Accounting Standards Board (“FASB”) released Statement of Financial Accounting Standards Statement No. 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires the Company to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s over funded status or a liability for a plan’s under-funded status. This section of the standard became effective for the Company as of the end of its fiscal year ended on July 1, 2007. The statement also eliminates the option of using a measurement date prior to the Company’s fiscal year-end, effective June 28, 2009.

The amount in accumulated other comprehensive income expected to be recognized as components of net period benefit cost during fiscal year 2009 is approximately $78,000. The status of the Company’s plans at June 30, 2008 and July 1, 2007 was as follows:  (in thousands)

	Defined Benefit Retirement Plan		Post-Retirement Benefit Plan
	June 30, 2008	July 1, 2007	June 30, 2008	July 1, 2007

Change in benefit obligation
Beginning of year	$2,279	$1,610	$7,658	$7,341
Service cost	528	520	268	244
Interest cost	138	100	505	461
Actuarial (gain) loss	127	81	(297)	221
Benefits paid	(33)	(32)	(437)	(609)
Benefit obligation at end of year	$3,039	$2,279	$7,697	$7,658

The following table shows the change in plan assets based on the Fiscal 2008 measurement dates: (in thousands)

	Defined Benefit Retirement Plan		Post-Retirement Benefit Plan
	June 30, 2008	July 1, 2007	June 30, 2008	July 1, 2007

Fair value of plan assets at beginning of period	$1,653	$878	$—	$—
Actual return on plan assets	(93)	195	—	—
Employer contributions	666	612
Benefits paid	(33)	(32)	—	—
Fair value of plan assets at end of period	$2,193	$1,653	$—	$—

Assumptions used to determine accumulated benefit obligations as of the year-end were:

	Defined Benefit Retirement Plan		Post-Retirement Benefit Plan
	June 30, 2008	July 1, 2007	June 30, 2008	July 1, 2007
Discount rate	6.41%	6.10%	6.41%	6.10%
Average compensation increase	0.00%	0.00%	0.00%	4.50%
Measurement date	June 30, 2008	June 30, 2007	June 30, 2008	May 31, 2007

Assumptions used to determine net benefit cost for the years ended June 30, 2008 and July 1, 2007 were:

	Defined Benefit Retirement Plan		Post-Retirement Benefit Plan
	2008	2007	2008	2007
Expected return on assets	7.00%	7.00%	—	—
Discount rate	6.10%	6.10%	6.10%	6.27%
Average compensation increase	0.00%	0.00%	4.50%	4.50%
Measurement date	June 30, 2007	June 30, 2006	May 31, 2007	May 31, 2006

Components of net periodic benefit cost are as follows:  (in thousands)

	Defined Benefit Retirement Plan			Post-Retirement Benefit Plan
Years ended,	June 30, 2008	July 1, 2007	June 30, 2006	June 30, 2008	July 1, 2007	June 30, 2006

Service cost	$528	$520	$526	$268	$244	$295
Interest cost	138	101	62	505	461	296
Expected return on assets	(138)	(100)	(54)	—	—	—
Amortization of unrecorded prior service cost	25	25	18	(39)	(36)	(36)
Other amortization	(5)	(11)	—	46	30	—
Total	$548	$535	$552	$780	$699	$555

A reconciliation of the funded status of the plans with amounts recorded in the Consolidated Balance Sheets is as follows:  (in thousands)

	Defined Benefit Retirement Plan
	As of June 30, 2008	As of July 1, 2007
Fair value of plan assets:	$2,193	$1,653
Benefit obligations:	3,039	2,279
Funded status (plan assets less benefit obligations)	(846)	(626)
Amounts not recognized:
Unrecognized net (gain) / loss:	270	(93)
Unrecognized prior service cost:	158	184
Unrecognized transition liability	—	—
Accrued benefit cost	$(418)	$(535)

The following amounts have been recognized in the Consolidated Balance Sheet: (in thousands)

	Defined Benefit Retirement Plan
	As of June 30, 2008	As of July 1, 2007
Accrued benefit cost	$418	$535
Intangible assets	—	—
Accumulated Other Comprehensive Income	428	91
Net amount recognized	$846	$626

The assumed average annual rate of increase in the per capita cost of covered benefits (health care cost trend rate) is as follows:

	Post-Retirement Benefit Plan
Years ended,	June 30, 2008	July 1, 2007
Health care cost trend rate	8.50%	7.75%
Ultimate trend rate	6.00%	6.00%
Year rate reaches ultimate trend rate	2019	2011

A one percentage point increase (decrease) in the assumed health care cost trend rate would have increased (decreased) the accumulated benefit obligation by $521 ($461) at June 30, 2008, and the service and interest cost would have increased (decreased) by $67 ($58) for the year then ended.

As of June 30, 2008, the following benefit payments (net of Medicare Part D subsidiary for Post-Retirement Benefit Plan Payments), which reflect expected future service, as appropriate, are expected to be paid to plan participants:  (in thousands)

	Expected Defined Benefit Retirement Plan Payments	Expected Post- Retirement Benefit Plan Payments
2009	$23	$470
2010	40	515
2011	68	552
2012	118	611
2013	149	640
2014-2018	1,297	3,756
Total	$1,695	$6,544

The weighted average asset allocation by asset category is as follows:  (in thousands)

	Defined Benefit Retirement Plan
Asset Category	As of June 30, 2008	As of July 1, 2007
Equity Securities	62%	73%
Debt Securities	34%	25%
Real Estate	0%	0%
Other	4%	2%
Total	100%	100%

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

Stock Options. Under the 2004 Plan, the Company may grant incentives (including stock options and restricted stock awards) for up to 980,000 shares of the Company’s common stock to salaried, full time employees, including executive officers. The term of each award generally is determined by the committee of the Board of Directors charged with administering the 2004 Plan. Under the terms of the 2004 Plan, any options granted will be nonqualified stock options, must be exercisable within ten years and must have an exercise price which is not less than the fair value of the Company’s common stock on the date of the grant. As of June 30, 2008, no stock options and 614,763 restricted stock awards (net of forfeitures) had been granted under the 2004 Plan. Under the 1996 Plan, the Company was authorized to grant incentives for up to 1,200,000 shares of the Company’s common stock to key employees. The term of each award was determined by the committee of the Board of Directors charged with administering the 1996 Plan. Under the terms of the 1996 Plan, options granted could be either nonqualified or incentive stock options and the exercise price could not be less than the fair value of the Company’s common stock on the date of the grant. On January 31, 2006, the period in which the Company could grant incentives expired and no further options may be granted. At June 30, 2008, the Company had outstanding incentive stock options to purchase 327,420 shares, all of which were exercisable. The options have ten-year terms and have exercise prices equal to fair market value on the date of grant.

Under the Directors Option Plan, each non-employee or “outside” director of the Company received on the day after each annual meeting of stockholders an option to purchase 2,000 shares of the Company’s common stock at a price equal to the fair market value of the Company’s common stock on such date. Options became exercisable on the 184th day following the date of grant and expire not later than ten years after the date of grant. Subject to certain adjustments, a total of 180,000 shares were reserved for annual grants under the Plan. The Plan expired in

2006 and no further options may be granted under it. At June 30, 2008, the Company had outstanding options to purchase 38,000 shares, all of which were exercisable as of June 30, 2008.

Under the Salaried Plan, the Company was authorized to grant stock incentives for up to 600,000 shares of the Company’s common stock to full-time salaried employees. The Salaried Plan provides that the amount, recipients, timing and terms of each award be determined by the Committee of the Board of Directors charged with administering the Salaried Plan. Under the terms of the Salaried Plan, options granted could  be either nonqualified or incentive stock options and the exercise price could not be less than the fair value of the Company’s common stock on the date of the grant. At June 30, 2008, the Company had outstanding incentive stock options on 56,375 shares, all of which were exercisable. These options have ten-year terms and have exercise prices equal to fair market value of the Company’s common stock as of the date of grant  On March 5, 2008 the period in which the Company could make awards under the Plan expired and no further awards may be made under the Plan.

The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model. For the years ended June 30, 2008 and July 1, 2007, no options were granted. For the year ended June 30, 2006, the following weighted-average assumptions were used:

	2008	2007	2006

Risk-free rate	—	—	4.4%
Expected dividend yield	—	—	1.7%
Expected volatility	—	—	139.0%
Expected term (in years)	—	—	7.0
Weighted average fair value per share optioned	$—	$—	$9.98

A summary of the status of stock options awarded under the Company’s stock option plans as of June 30, 2008, July 1, 2007 and June 30, 2006 and changes during the years then ended is presented below:

	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	509,020	$5.53	578,850	$5.43	834,130	$5.48
Granted	—	—	—	—	14,000	10.45
Cancelled/Forfeited	(22,180)	6.73	—	—	—	—
Exercised	(65,045)	6.60	(69,830)	4.70	(269,280)	5.87
Outstanding at end of year	421,795	$5.30	509,020	$5.53	578,850	$5.43

During the years ended June 30, 2008, July 1, 2007 and June 30, 2006, the total intrinsic value of stock options exercised was $192,587, $1,479,000 and $4,713,000, respectively. Cash received and the income tax benefit from stock option exercises for the year ended June 30, 2008 aggregated $236,045.

Outstanding options are comprised as follows:

	Shares	Exercise Price	Remaining Contractual Lives (Years)	Shares Exercisable at June 30, 2008
The 1996 Plan	40,000	3.63	5.00	40,000
	80,000	6.45	4.00	80,000
	20,000	5.95	3.50	20,000
	64,000	4.66	3.00	64,000
	17,420	4.66	2.50	17,420
	48,000	4.00	1.50	48,000
	58,000	6.25	0.50	58,000
Salaried Plan	3,100	5.95	3.50	3,100
	14,335	4.66	2.50	14,335
	38,940	4.00	1.50	38,940
Directors’ Plan	10,000	10.45	7.25	10,000
	10,000	9.09	6.25	10,000
	4,000	4.38	5.25	4,000
	4,000	3.25	4.25	4,000
	4,000	5.58	3.25	4,000
	2,000	4.82	2.25	2,000
	2,000	4.50	1.25	2,000
	2,000	5.88	0.25	2,000
Total	421,795			421,795

At June 30, 2008, the aggregate intrinsic value of stock options outstanding and exercisable was $212,648.

Restricted Common Stock. The Company’s equity based compensation plans provide for the awarding of shares of restricted common stock (“restricted stock”) for senior executives and salaried employees as well as outside directors.

Under programs approved by the Company’s Board of Directors annually in fiscal years 2004 through 2007, shares of restricted stock have been awarded to senior executives under plans in which they were eligible. These annual programs provide for the accelerated vesting of restricted stock after three fiscal years if the Company achieves certain specific operating and financial objectives over such period. If the objectives are not met, the program provides for the vesting of the restricted stock at the end of the seventh fiscal year of the restricted stock award. Accelerated or partial vesting may be permitted upon a change of control or if employment is terminated as a result of death, disability, retirement or termination without cause. As of June 30, 2008, 614,763 shares of restricted common stock (net of forfeitures) have been awarded from shares available under the Company’s long-term incentive plans. Compensation expense related to these awards is based on the market price of the stock on the date the Board of Directors approved the program and is amortized over the vesting period of the restricted stock award. For the years ended July 1, 2007 and June 30, 2006, the Company awarded  132,960 and 221,400 shares respectively at a fair value of  $21.45 and $8.59 per share respectively. Additionally, for the years ended, June 30, 2008, July 1, 2007 and June 30, 2006, the Company recorded compensation expense related to these restricted stock awards of $1,475,000, $1,021,000 and $1,200,000, respectively. No awards were made in fiscal 2008.

The Company has also implemented a new restricted stock program which will be administered under the Company’s 2004 Stock Incentive Plan and under which amounts awarded will be based in part on improvements to MEP (as defined below under Annual Cash Incentive plan). Under the program, subject to the availability of shares under the 2004 Stock Incentive Plan, restricted stock awards will be made each year (commencing in fiscal 2009) and generally will be based on a percentage (approximately 85.7 percent) of the increase in MEP over the prior year. However, the maximum grant date market value of the awards made for any year to all participants will be $4.5 million and the minimum grant date market value made in any year to all participants, including years in which the change in MEP is negative,  will be $1.5 million. The actual number of shares issued to all participants will be determined on the date the Committee certifies the increase in MEP for the prior fiscal year. Shares awarded will vest in 5 years and will pay dividends during the vesting period.  Provisions for forfeiture and accelerated and pro rata vesting generally are similar to those under the guidelines for the Company’s outstanding performance accelerated restricted stock awards.  Compensation expense for the awards will be based on the market price of the stock on the date the shares are awarded and will be amortized over the vesting period of the awards.

Under the Directors’ Stock Plan, which was approved by stockholders at the 2006 Annual Meeting, the Company may grant incentives for up to 75,000 shares of the Company’s common stock to outside directors. The plan allows for grants to be made on the first business day following the date of each annual meeting of stockholders, whereby each non-employee director is awarded shares of restricted stock with a fair market value of $12,500, as determined on such first business day following the annual meeting.  The shares awarded become fully vested upon the occurrence of one of the following events  (1) the third anniversary of the award date, (2) the death of the director, or (3) a change in control, as defined in the Plan.  The Human Resources and Compensation Committee may allow accelerated vesting in the event of specified terminations other than the resignation of the director, which would result in forfeiture of an unvested award.   As of June 30, 2008, 14,049 shares of restricted common stock have been awarded from shares available under the plan. For the year ended June 30, 2008, the Company awarded 9,975 shares at a fair value of $8.77 per share. Compensation expense related to these awards is based on the market price of the stock on the date the shares are awarded and is amortized over the vesting period of the restricted stock award. For fiscal 2008, the Company recorded compensation expense related to these restricted stock awards of $29,000.

A summary of the status of restricted stock awarded under the Company’s restricted stock plans at June 30, 2008, July 1, 2007 and June 30, 2006 and changes during the years then ended is presented below:

	2008		2007		2006
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Nonvested balance at beginning of year	223,564	$15.35	204,743	$8.76	145,238	$7.47
Granted	9,975	8.79	137,034	21.45	221,400	8.59
Forfeited	17,797	13.33	(30,157)	9.27	—	—
Vested	(20,113)	3.48	(88,056)	11.60	(161,895)	7.36
Nonvested balance at end of year	235,855	$13.62	223,564	$15.35	204,743	$8.76

During the years ended June 30, 2008, July 1, 2007 and June 30, 2006, the total fair value of restricted stock awards vested was $70,000, $1,021,000 and $1,192,000, respectively. As of June 30, 2008 there were $3,213,000 of total unrecognized compensation costs related to stock awards. These costs are expected to be recognized over a weighted average period of 4.5 years.

Annual Cash Incentive Plan. Beginning in the 2008 fiscal year, the Company has implemented a new annual cash incentive plan based upon modified economic profit (“MEP”). MEP equals income from operations, net of taxes, less the product of total capital employed in the business multiplied by the estimated cost of capital, which for purposes of the new program is 11 percent. Total capital represents current assets (excluding cash) less current liabilities plus the book value of property, plant and equipment, plus goodwill and other long-term assets. The Company includes amounts payable under annual awards in determining income from operations. The Board of Directors approved a five-year annual cash incentive plan, whereby annual awards are based on improvements in MEP. The Board has established a targeted annual growth rate for MEP (“Target”) of $3.15 million. Additionally, there was a starting hypothetical bonus pool amount (“available pool amount”) of $10.5 million, which amortizes in equal increments over five years. Although it is anticipated that the annual growth rate will be the same for each year of the program, the Company’s compensation committee may change the targeted growth rate from year-to-year. The compensation committee may also determine whether any non-recurring or extraordinary items will be included in income from operations.

In a year in which the change in MEP from the prior year is positive yet less than the Target amount, participants will receive an incentive payment equal to the change in MEP plus 1/3 of the available pool amount, less the amortized amount. In a year in which the change in MEP from the prior year is positive and also greater than the Target, the amount of MEP in excess of the Target amount will be added to the available pool amount and the incentive payment will equal the Target amount plus 1/3 of the available pool amount, less the amortized amount. In a year in which the change in MEP from the prior year is negative, the available pool amount will be reduced by the amount of the negative change in MEP, not to exceed the Target amount, and the incentive payment, if any, will equal 1/3 of the remaining available pool amount, less the amortized amount. The compensation committee must approve and may adjust any award prior to payment. For the year ended June 30, 2008, the Company accrued $350,000 representing the base, or minimum level.

NOTE 9:                                                GAIN ON SETTLEMENT OF LITIGATION

On December 27, 2007, the Company settled its two-year patent infringement and contract litigation. Under the terms of the settlement, the Company agreed to dismiss its lawsuit with prejudice and was paid $8 million, which was received on December 28, 2007. In connection with the settlement, the Company also granted the other parties in the lawsuit a non-exclusive license under its U.S. Patent No. 5,665,152. For the first and second quarters of Fiscal 2008, the Company incurred professional fees of $568,000 and $386,000, respectively, related to this litigation. These amounts have been netted against the gross proceeds for a net amount of $7,046,000. The Company has recorded the settlement as a separate line item below income from operations. The Company used the proceeds from the settlement to reduce the amount outstanding under its line of credit.

NOTE 10:                                         LOSS ON IMPAIRMENT OF ASSETS AND ASSETS HELD FOR SALE

At the end of the third quarter of fiscal 2008, the Company concluded that its pet business assets in its other segment and certain of its ingredient solutions segment assets in a mixed use facility in Kansas City, Kansas at which the Company’s pet treat resins are made were impaired. In measuring for impairment of these assets, management assumed disposition and considered whether their carrying amounts exceed the sum of the undiscounted cash flows that management expects to result from their use and ultimate disposition at fair value. Management estimated that disposition would occur within one year.  In estimating the amount of net disposition proceeds, management accorded equal probability to the possibilities that the assets would be sold as a whole or piecemeal.  Management’s estimates of fair value were based on third party valuations of some assets and their estimates of the fair value of other assets, which are based on knowledge of sales of similar assets by others.  The discount rate used in determining the present value of the estimated future cash flows was 0%.  Based on the foregoing, management estimated the possible range of loss at between $6.2 million to $10.0 million, and based on its probability analysis the Company recorded an impairment charge of $8.1 million.  Of this amount, $4.7 million relates to assets allocated to the Company’s other segment and $3.4 million relates to assets allocated to the Company’s ingredient solutions segment. The Company’s management has evaluated strategic alternatives for the plant and equipment at this facility and is currently pursuing a sale of the assets at this facility used in the other segment. Accordingly, buildings and equipment with an adjusted cost basis of $5.6 million are being  reported as current assets as “Assets held for sale” on the Company’s consolidated balance sheet as of June 30, 2008. There is considerable management judgment necessary to determine the future cash flows and fair value.  Further, the amount derived from a disposition can vary significantly depending on the timing and manner of sale. Accordingly, actual results could vary significantly from the Company’s estimates.

NOTE 11:                                         WRITE-OFF OF FIXED ASSETS

For the year ended June 30, 2008, the Company undertook a review of its property, plant and equipment records in order to identify assets that were no longer in service or had been abandoned in place. The focus of this review was identifying assets that were fully depreciated to determine the propriety of continued inclusion within the property, plant and equipment records. In performing its review, management considered such factors as salvage values, current asset implementation and potential future asset implementation. Upon completion of this review, management noted assets with a cost of approximately $30.0 million and related accumulated depreciation of approximately $28.5 million that had been abandoned or were no longer in active service. Accordingly, a charge to operating earnings of $1.5 million was recorded for the year ended June 30, 2008.

NOTE 12:                                         SIGNIFICANT ESTIMATES AND CONCENTRATIONS

Defined benefit pension and post-retirement benefit obligations. The Company accrues amounts for defined benefit pension and post-retirement benefit obligations as discussed in Note 8. An accrual of $846,000 for defined benefit pension obligations and $7,697,000 for post-retirement benefit obligations is included in the accompanying 2008 financial statements. Claim payments and pension obligations based upon actual experience could ultimately differ materially from these estimates.

Inventory valuation. The Company has recorded the carrying value of its inventories at the lower of cost or market based upon management estimates. Actual results could differ significantly in the near term.

Impairment. The Company has recorded an impairment charge of $8.1 million related to assets at its Kansas City, Kansas facility.  Of this amount, $4.7 million relates to assets allocated to the Company’s other segment and $3.4 million relates to assets allocated to its  ingredient solutions segment. Actual results could differ significantly from management’s estimates. See Note 1, Long Lived Assets and Note 10, Loss on Impairment of Assets.

Significant customers. For the year ended June 30, 2008, the Company had no single customer with sales greater than 10 percent of consolidated sales. For the year ended July 1, 2007, the Company had sales to two customers accounting for approximately 23 percent of consolidated sales. For the year ended June 30, 2006, the Company had sales to one customer accounting for approximately 14 percent of consolidated sales.

Workforce subject to collective bargaining. As of June 30, 2008, the Company had 482 employees, 258 of whom are covered by collective bargaining agreements with one labor union. One agreement, which would have expired on August 31, 2008 and which covers 147 employees at the Atchison Plant, has been extended by the Company for 15 days. Another agreement, which expires on October 31, 2011, covers 89 employees at the Pekin plant. A collective bargaining agreement with employees at the Company’s Kansas City facility covers 22 employees and expires on September 25, 2009. As of July 1, 2007, the Company had 460 employees.

NOTE 13:                                         OPERATING SEGMENTS

The Company’s operations are classified into three reportable segments:  ingredient solutions, distillery products and other. Ingredient solutions consist of vital wheat gluten, commodity starch, specialty proteins and starches, as well as mill products, consisting principally of mill feeds sold primarily for agricultural purposes. Distillery products consist of food grade alcohol, including beverage and industrial alcohol, fuel grade alcohol, commonly known as ethanol, and distillers feed, which is the principal co-product of the Company’s distillery operations. Products in the other segment consist of pet treat resins and plant-based biopolymers.

Formerly, the Company reported two segments, ingredients and distillery products;  pet reins and biopolymers were included in the ingredients segment. In the quarter ended September 30, 2007, the Company expanded the number of operating segments from two to three.  Following a review of the Company’s business, management concluded that it would be more appropriate and would provide the Company’s shareholders with better information if the Company were to include its pet treat resins and plant-based biopolymers in a separate segment.  These are now being reported within the other segment.

In the quarter ended December 30, 2007, the Company further refined the methodology for assessing identifiable assets and earnings (loss) before income taxes for all segments, resulting in greater allocation to operating segments of identifiable assets and earnings (loss) before income taxes versus non-allocated corporate.  Amounts previously disclosed as identifiable assets as of  July 1, 2007 and June 30, 2006 and earnings (loss) before income taxes for the years ended July 1, 2007 and June 30, 2006 have been adjusted to reflect these changes.

Operating profit (loss) for each segment is based on net sales less identifiable operating expenses. Interest expense, investment income and other general miscellaneous expenses have been excluded from segment operations and classified as Corporate. Receivables, inventories and equipment have been identified with the segments to which they relate. All other assets are considered as Corporate.

Years Ended,	June 30, 2008	July 1, 2007(i)	June 30, 2006
(in thousands)
Sales to Customers
Ingredient solutions	$100,994	$67,791	$66,293
Distillery products	285,738	294,393	236,971
Other	6,161	5,810	19,213
Total	$392,893	$367,994	$322,477

Depreciation
Ingredient solutions	$3,724	$5,064	5,427
Distillery products	8,111	6,883	5,743
Other	1,340	1,323	939
Corporate	1,997	1,197	546
Total	$15,172	$14,467	12,655

Income (loss) before Income Taxes
Ingredient solutions	$(15,395)	$(5,515)
Distillery products	2,546	38,666
Other	(7,155)	(6,224)
Corporate	(989)	553
Gain on settlement on litigation(ii)	7,046	—
Loss on impairment of assets(ii)	(8,100)	—
Write-off of fixed assets(ii)	(1,546)	—
Total	$(23,593)	$27,480

Identifiable Assets(ii)
Ingredient solutions	$72,935	$77,658
Distillery products	121,650	113,915
Other	2,969	15,726
Assets held for sale	5,600	—
Corporate	22,778	17,005
Total	$225,932	$224,304

Beginning in the fiscal year ended July 1, 2007, the Company implemented a new ERP accounting and financial reporting system. This system is able to aggregate financial data and information at more detail for departmental, product and platform levels than the predecessor system, but only for the years in which it was implemented. Because of the change in the Company’s accounting and financial reporting system, accurate and relevant information for fiscal 2006 with respect to production costs for the other segment as well as changes in the manner in which Corporate costs were determined is not available, and we are providing the following alternative disclosure on income (loss) before income taxes consistent with Statement of Financial Accounting Standard No. 131 Disclosures about Segments of an Enterprise and Related Information (as amended):

Years Ended,	June 30, 2008	July 1, 2007	June 30, 2006
Income (loss) before Income Taxes
Ingredient solutions	$(22,550)	$(11,739)	$(11,966)
Distillery products	2,546	38,666	36,954
Corporate	(989)	553	(4,165)
Gain on settlement on litigation	7,046	—	—
Loss on impairment of assets	(8,100)	—	—
Write-off of fixed assets	(1,546)	—	—
Total	$(23,593)	$27,480	$20,823

Information about the Company’s revenues and assets by geographic area is as follows:

Revenues, (in thousands)	June 30, 2008	July 1, 2007	June 30, 2006
United States	$374,501	$354,884	$309,631
Japan(iii)	12,028	8,206	8,538
EU	2,131	1,411	927
Canada	1,588	1,563	1,523
Other	2,645	1,930	1.858
Total	$392,893	$367,994	$322,477

Assets, (in thousands)	June 30, 2008	July 1, 2007
United States	$225,533	$225,023
EU	399	—
Total	$225,932	$225,023

(i)

For the year ended June 30, 2008, the Company refined the methodology for assessing identifiable assets and earnings (loss) before income taxes for all segments resulting in greater allocation to operating segments of identifiable assets and earnings (loss) before income taxes versus non-allocated corporate. Amounts previously disclosed as identifiable assets as of July 1, 2007 and earnings (loss) before income taxes for the year ended July 1, 2007 have been adjusted to reflect this revision.

(ii)

For purposes of comparative analysis, the gain on the settlement of litigation, the impairment loss and the write-off of assets recognized for the year ended June 30, 2008 have been excluded from the segments.

(iii)	Substantially all of our sales in Japan are to one customer.

NOTE 14:                                         SUPPLEMENTAL CASH FLOW INFORMATION

Years Ended,	June 30, 2008	July 1, 2007	June 30, 2006
(in thousands)
Non-cash investing and financing activities:
Purchase of property and equipment in Accounts Payable	$465	$1,127	$405
Purchase of property and equipment and other assets in capital leases	—	1,206	—
Reclassification of assets held for sale from property, plant and equipment	5,600	—	—
Reclassification of liabilities related to assets held for sale from long-term debt and current portion, long-term debt	11,325	—	—
Additional cash payment information:
Interest paid, net of amount capitalized	1,181	203	789
Income taxes paid	830	11,585	750

NOTE 15:              CONTINGENCIES

On August 8, 2008, a suit was filed in Circuit Court in Madison County, Illinois captioned  Douglas Martin v. A.W. Chesterson, Inc. et. al, 08-L-697 and naming the Company and more than one hundred other parties as defendants. The suit claims that Mr. Martin has mesothelioma and that he was exposed to asbestos in, among other places, the Company's facility in Pekin, Illinois. Plaintiff seeks compensatory and punitive damages of an unspecified amount in excess of $50,000. The Company has started the process of investigating the claim, has not yet filed a response and is unable to estimate the possible loss with respect to this claim.

There are various other legal proceedings involving the Company and its subsidiaries.  Management considers that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or operations of the Company.

NOTE 16:              DERIVATIVES AND HEDGING ACTIVITIES

The Company is exposed to a variety of market risks, including the effects of changes in commodity prices. Management’s objective is to manage this risk in part, through the use of derivatives.  As further discussed in Note 1, effective April 1, 2008, the Company’s management elected to discontinue the use of hedge accounting for all commodity derivative positions.  Accordingly, changes in the value of these derivatives have been recorded in cost of sales in the Company’s Consolidated Statements of Income.  The following is a summary of the Company’s use of derivatives and the effects of these uses on the consolidated financial statements.

Corn Option Positions

As of June 30, 2008, the Company had entered into a combination of purchased and sold corn call and put option contracts for December 2008 corn, whereby call options with a strike price of $5.40 were purchased while other call options with a strike price of $6.20 were sold to reduce the net cost of the derivatives.  This strategy served to reduce, though not eliminate entirely, the risk that the cost of the hedged commodity will exceed an acceptable range.  A summary of these positions is as follows:

Trade Date	Description	Position	Notional Amount	Strike Price	Expiration Date
February 6, 2008	Call Option	Long	2.0 million bushels	$5.40 /bushel	November 21, 2008
February 6, 2008	Call Option	Short	2.0 million bushels	$6.20/ bushel	November 21, 2008

Wheat Futures Positions

As of June 30, 2008, the Company had entered into three wheat futures contracts to hedge raw material commodity purchases for the month of September 2008.  A summary of those positions is as follows:

Trade Date	Description	Position	Notional Amount	Trade Price	Expiration Date
October 9 - 16, 2007	Futures Contract	Long	400,000 bushels	$6.7400 - $6.8000/ bushel	September 12, 2008

For the years ended June 30, 2008, July 1, 2007 and June 30, 2006, net gains (losses) of $7,103,000, ($1,534,000) and ($1,281,000), respectively, (net of tax) were recorded in accumulated other comprehensive income associated with the Company’s cash flow hedging transactions.  For the years ended June 30, 2008, July 1, 2007 and June 30, 2006, gains/(losses) of $4,384,000, ($1,446,000) and ($1,027,000), respectively, (net of tax) were reclassified to cost of sales.  Net ineffectiveness for cash flow hedges for the years ended June 30, 2008, July 1, 2007 and June 30, 2006 was approximately $920,423, $795,000 and $200,000, respectively.

NOTE 17:              QUARTERLY FINANCIAL DATA (Unaudited)

	2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data amounts)

Net Sales	$104,227	$106,694	$93,995	$87,977
Cost of Sales	112,792	102,954	90,799	82,117
Gross profit	(8,565)	3,740	3,196	5,860
Selling, general and administrative	6,609	6,532	4,815	6,279
Write off of assets	1,546	—	—	—
Loss on impairment of assets	—	8,100	—	—
Income from operations	(16,720)	(10,892)	(1,619)	(419)
Other income, net	(69)	456	(76)	190
Gain on settlement of litigation, net of related expenses	—	—	7,046
Interest expense	(450)	(359)	(405)	(276)
Income (loss) before taxes	(17,239)	(10,795)	4,946	(505)

Provision (benefit) for income taxes	(7,250)	(4,166)	(283)	(152)
Net income (loss)	$(9,989)	$(6,629)	$5,229	$(353)

Per Share Data(i)
Total basic earnings (loss) per common share	$(0.60)	$(0.40)	$0.32	$(0.02)
Total diluted earnings (loss) per common share	$(0.60)	$(0.39)	$0.31	$(0.02)

Dividends per Common Share	$0.10	$—	$0.15	$—

Stock price ranges:
Common
-High	$8.10	$10.28	$10.30	$18.10
-Low	$5.80	$6.16	$6.13	$10.13

(i)            Total basic loss per common share does not equal the annual amount of $(0.71) due to rounding.

	2007 (as restated)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data amounts)

Net Sales	$101,547	$93,807	$87,645	$84,995
Cost of Sales	94,289	85,720	71,199	69,513
Gross profit	7,258	8,087	16,446	15,482
Selling, general and administrative	4,920	5,432	5,108	4,859
Income from operations	2,338	2,655	11,338	10,623
Other income, net	345	585	200	360
Interest expense	(305)	(208)	(232)	(219)
Income before taxes	2,378	3,032	11,306	10,764

Provision for income taxes	710	884	4,499	3,821
Net income	$1,668	$2,148	$6,807	$6,943

Per Share Data
Total basic earnings per common share	$0.10	$0.13	$0.41	$0.43
Total diluted earnings per common share	$0.10	$0.13	$0.40	$0.41

Dividends per Common Share	$0.10	$—	$0.20	$—

Stock price ranges:
Common
-High	$20.73	$23.08	$23.44	$25.16
-Low	$15.76	$18.12	$20.25	$17.99

NOTE 18:              CORRECTION OF ACCOUNTING ERROR

The Consolidated Statements of Income, Consolidated Statements of Cash Flows and Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the years ended July 1, 2007 and June 30, 2006 and Consolidated Balance Sheet as of July 1, 2007 presented herein have been restated to correct the following error, in accordance with Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”).  Since fiscal 2001, the Company over recognized deferred income from funds that it received over the course of fiscal years 2001 to 2003 under a Commodity Credit Corporation program implemented by Congress following termination of import quotas on gluten.  The Company received a total of $26 million under the program, of which approximately $17.5 million was used for capital expenditures.   Recognition of the amount used for these capital items was deferred and is being recognized over the life of the assets.  The amount recognized each year was to have approximated the amount of depreciation on the assets that the Company acquired under the program. The Company has determined that, through errors made at the onset and throughout execution of the program that were undetected until the end of the third quarter of fiscal 2008, certain assets were placed on, or omitted from, the depreciation schedule for commodity credit corporation funded assets. As a result of the error, the asset pool whose depreciation determined the amount of deferred credit that was amortized each year and recognized as income had assets whose original cost was $21 million instead of $17.5 million and, as a result, the Company recognized excess deferred income in each of fiscal years 2001 through the second quarter of fiscal 2008.  The amount of revenue involved ranged annually from a high of $397,000 in 2002 to $175,000 in fiscal 2008, resulting in annual overstatements of net income after taxes ranging from a low of 1% to a high of 4.4% through fiscal 2007.

The Company has conducted a materiality analysis under SAB 108 and determined that the impact on prior years was not material.  However, it is required to report the error as an adjustment to its prior period financial statements.  The Consolidated Statements of Income, Consolidated Statements of Cash Flows and Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the years ended July 1, 2007 and June 30, 2006 and Consolidated Balance Sheet as of July 1, 2007 included in this report have been adjusted to reflect a correction of the period-specific effects of the error, and the effect of the correction on each financial statement line item and per share amounts is shown below.  The cumulative effect of the error on retained earnings as of the beginning of the year ended June 30, 2006 was $872,000 and the effect on net income for the fiscal year immediately prior thereto (FY 2005) was $143,000.

An analysis of the adjustment to the Consolidated Statement of Income for the Year ended July 1, 2007 is as follows:

	July 1, 2007 (as originally reported)	adjustment	July 1, 2007 (restated)
	Dollars in thousands, except per share amounts
Net sales	$367,994	$—	$367,994
Cost of sales	320,515	206	320,721
Gross profit	47,479	(206)	47,273

Selling, general and administrative expenses	20,319	—	20,319
Income (loss) from operations	27,160	(206)	26,954

Other income, net	1,490	—	1,490
Interest expense	(964)	—	(964)
Income (loss) before income taxes	27,686	(206)	27,480

Provision (benefit) for income taxes	9,988	(74)	9,914
Net income (loss)	17,698	(132)	17,566

Per Share Data
Total basic earnings per common share	$1.08	$(0.01)	$1.07
Total diluted earnings per common share	$1.05	$(0.01)	$1.04

An analysis of the adjustment to the Consolidated Statement of Income for the Year ended June30, 2006 is as follows:

	June 30, 2006 (as originally reported)	adjustment	June 30, 2006 (restated)
	Dollars in thousands, except per share amounts
Net sales	$322,477	$—	$322,477
Cost of sales	276,296	202	276,498
Gross profit	46,181	(202)	45,979

Selling, general and administrative expenses	23,811	—	23,811
Income (loss) from operations	22,370	(202)	22,168

Other income, net	137	—	137
Interest expense	(1,482)	—	(1,482)
Income (loss) before income taxes	21,025	(202)	20,823

Provision (benefit) for income taxes	7,030	(67)	6,963
Net income (loss)	13,995	(135)	13,860

Per Share Data
Total basic earnings per common share	$0.87	$(0.01)	$0.86
Total diluted earnings per common share	$0.83	$—	$0.83

An analysis of the adjustment to the Consolidated Balance Sheet as of July 1, 2007 is as follows:

	July 1, 2007 (as originally reported)	adjustment	July 1, 2007 (restated)
	Dollars in thousands, except share and per share amounts
ASSETS
Current Assets
Cash and cash equivalents	$3,900	$—	$3,900
Restricted cash	3,336	—	3,336
Receivables (less allowance for doubtful accounts:
July 1, 2007 -$207)	34,298	—	34,298
Inventory	42,595	—	42,595
Prepaid expense	623	—	623
Deposits	414	—	414
Deferred income taxes	5,759	719	6,478
Refundable income taxes	364	—	364
Total current assets	91,289	719	92,008

Property and equipment, at cost	360,472	—	360,472
Less accumulated depreciation	(228,260)	—	(228,260)
Property and equipment, net	132,212	—	132,212

Other assets	803	—	803
Total assets	$224,304	$719	$225,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$4,151	$—	$4,151
Revolving credit facility	7,000	—	7,000
Accounts payable	15,814	—	15,814
Accrued expenses	7,769	—	7,769
Deferred credit	7,851	1,858	9,709
Total current liabilities	42,585	1,858	44,443

Long-Term debt	8,940	—	8,940

Other non-current liabilities	7,860	—	7,860

Deferred income taxes	16,771	—	16,771

Stockholders’ Equity
Capital stock Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	—	4
Common stock No par value; authorized 40,000,000 shares; issued 19,530,344 shares	6,715	—	6,715
Additional paid-in capital	9,084	—	9,084
Retained earnings	148,929	(1,139)	147,790
Accumulated other comprehensive income (loss)	(1,232)	—	(1,232)
	163,500	(1,139)	162,361
Treasury stock, at cost Common; July 1, 2007 – 3,037,454 shares	(15,352)	—	(15,352)
Total stockholders’ equity	148,148	(1,139)	147,009
Total liabilities and stockholders’ equity	$224,304	$719	$225,023

An analysis of the adjustment to the Consolidated Statement of Cash Flow for the Year ended July 1, 2007 is as follows: (In thousands)

	July 1, 2007 (as originally reported)	adjustment	July 1, 2007 (restated)

Cash Flows from Operating Activities
Net income	$17,698	$(132)	$17,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,467	—	14,467
Loss (gain) on sale of assets	(103)	—	(103)
Deferred income taxes	308	(74)	234
Changes in working capital items:		—
Restricted cash	(1,045)	—	(1,045)
Accounts receivable	(2,101)	—	(2,101)
Inventory	(12,216)	—	(12,216)
Accounts payable and accrued expenses	3,767	—	3,767
Deferred credit	(1,523)	206	(1,317)
Income taxes payable/receivable	(4,574)	—	(4,574)
Other	61	—	61
Net cash provided by operating activities	14,739	—	14,739

Cash Flows from Investing Activities
Additions to property and equipment	(23,188)	—	(23,188)
Proceeds from disposition of equipment	187	—	187
Net cash used in investing activities	(23,001)	—	(23,001)

Cash Flows from Financing Activities
Purchase of treasury stock	(1,939)	—	(1,939)
Proceeds from stock plans	1,904	—	1,904
Principal payments on long-term debt	(4,262)	—	(4,262)
Proceeds from line of credit	7,000	—	7,000
Dividends paid	(5,036)	—	(5,036)
Net cash used in financing activities	(2,333)	—	(2,333)

Decrease in cash and cash equivalents	(10,595)	—	(10,595)
Cash and cash equivalents, beginning of year	14,495	—	14,495
Cash and cash equivalents, end of period	$3,900	$—	$3,900

An analysis of the adjustment to the Consolidated Statement of Cash Flow for the Year ended June 30, 2006 is as follows: (In thousands)

	June 30, 2006 (as originally reported)	adjustment	June 30, 2006 (restated)

Cash Flows from Operating Activities
Net income	$13,995	$(135)	$13,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,655	—	12,655
Loss (gain) on sale of assets	(22)	—	(22)
Deferred income taxes	(1,461)	(67)	(1,528)
Changes in working capital items:		—
Restricted cash	(2,291)	—	(2,291)
Accounts receivable	(4,100)	—	(4,100)
Inventory	531	—	531
Accounts payable and accrued expenses	3,131	—	3,131
Deferred credit	(1,574)	202	(1,372)
Income taxes payable/receivable	6,832	—	6,832
Other	(470)	—	(470)
Net cash provided by operating activities	27,226	—	27,226

Cash Flows from Investing Activities
Additions to property and equipment	(18,517)	—	(18,517)
Proceeds from disposition of equipment	97	—	97
Net cash used in investing activities	(18,420)	—	(18,420)

Cash Flows from Financing Activities
Proceeds from stock plans	3,126	—	3,126
Principal payments on long-term debt	(12,339)	—	(12,339)
Proceeds from issuance of long-term debt	7,000	—	7,000
Dividends paid	(2,482)	—	(2,482)
Net cash used in financing activities	(4,695)	—	(4,695)

Decrease in cash and cash equivalents	4,111	—	4,111
Cash and cash equivalents, beginning of year	10,384	—	10,384
Cash and cash equivalents, end of period	$14,495	$—	$14,495

NOTE 19:              RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”) and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”).  SFAS 141(R) replaces SFAS 141,

Business Combinations.  SFAS 141(R) and SFAS 160 change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements.  Under SFAS 141(R), entities will be required to recognize, with certain exceptions, 100 percent of the fair values of assets acquired, liabilities assumed, and any remaining noncontrolling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity, measuring acquirer shares issued and contingent consideration arrangements in connection with a business combination at fair value on the acquisition date with subsequent changes in fair value reflected in earnings, and expensing as incurred acquisition-related transaction costs. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends the consolidation procedures of Accounting Research Bulletin No. 51, Consolidated financial Statements for consistency with the requirements of SFAS 141(R).  The Company will be required to adopt SFAS 141(R) for business combination transactions for which the acquisition date is on or after July 1, 2009. The Company will also be required to adopt SFAS 160 on July 1, 2009.  Management has not yet assessed the impact of the adoption of these standards on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands required disclosures regarding the use of fair value measurements. SFAS 157 does not require any new fair value measurements in generally accepted accounting principles.  The Company will adopt SFAS 157 for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) effective as of the fiscal year beginning July 1, 2008.  The Company has not completed its evaluation of the impact of adopting SFAS 157 on the Company’s financial statements.  The adoption of SFAS 157 may require modification of the Company’s fair value measurements and may require expanded disclosures in the Company’s notes to the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings.  The Company will adopt SFAS 159 as of the fiscal year beginning on July 1, 2008 and does not believe such adoption will have a significant impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161).  SFAS 161 expands and disaggregates the disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133).  The disclosure provisions of SFAS 161 will apply to all entities with derivative instruments subject to SFAS 133 and will also apply to related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. SFAS 161 will require an entity with derivatives to disclose how and why it uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect the entity’s financial position, financial performance and cash flows. Tabular disclosures of the location, by line item, of amounts of gains and losses reported in the statement of earnings will be required.  The Company will be required to adopt SFAS 161 effective the beginning of its third quarter on January 1, 2009.  The adoption of this standard will require expanded disclosure in the notes to the Company’s consolidated financial statements, but will not impact financial results.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the fiscal year, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

REPORT ON INTERNAL CONTROLS

Management’s Annual Report on Internal Control Over Financial Reporting and our registered public accounting firm’s attestation report on our internal control over financial reporting can be found under Item 8.

CHANGES IN INTERNAL CONTROLS

At the end of fiscal 2008, the Company implemented several control activities to improve oversight of certain key financial statement items.  Enhanced control activities include the following:

1.               The Company implemented controls involving the accuracy and completeness of our fixed asset system.  These controls involve the annual review of fixed assets to insure proper recognition of impairment, abandonment, retirement and depreciation methods and lives.  For fiscal 2008, this review resulted in the write-off of $1.56 million in obsolete assets, and $198,000 involving a change from accelerated to straight line depreciation methods.  The Company will continue to perform this control activity on an annual basis to ensure accuracy and completeness in financial reporting.

2.               The Company implemented a control activity whereby quarterly, we prepare and review a listing of customers whose shipping terms are Free On Board (FOB) Destination in connection with making the quarterly adjustment to revenue, inventory and accounts receivable.

3.               The Company implemented a finished goods inventory costing model that ensures consistent costing methods  among all of its operating facilities and incorporates First-in-First-out (FIFO) costing of finished goods inventories.

4.               The Company implemented an entity-wide control in the form of a monthly leadership financial review meeting.  The purpose of this meeting is to review all aspects of the monthly P&L, including production costs/volumes, sales, inventories, accounts receivable, the balance sheet and the cash flow statement.

ITEM 9B.  OTHER INFORMATION

Not applicable

PART III

ITEM 10.  DIRECTORS AND CORPORATE GOVERNANCE

Incorporated by reference to the information under Election of Directors at pages 2 to 4 of the Proxy Statement, the information relating to the Audit Committee in the first paragraph of Certain Information Concerning The Board And Its Committees – Standing Committees; Meetings; Independence at page 4 of the Proxy Statement and in the second paragraph of Certain Information Concerning The Board And Its Committees – Audit Review Committee at page 5 of the Proxy Statement, and Section 16(a) Beneficial Ownership Reporting Compliance at page 27 of the Proxy Statement.

The Company has adopted a code of ethics that applies to all its employees, including the principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy is filed as an exhibit to this report.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference to the information in Executive Compensation and Other Information, at pages  8-25 of the Proxy Statement,  the information relating to the Human Resources and Compensation Committee in the first paragraph of Certain Information Concerning The Board And Its Committees – Standing Committees; Meetings; Independence at page 4 of the Proxy Statement and Certain Information concerning the Board and its Committees – Compensation Committee Interlocks and Insider Participation and Human Resources and Compensation Committee Report at page 7 of the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the information under Principal Stockholders on pages 25 to 27 of the Proxy Statement.

The following is a summary of securities authorized for issuance under equity compensation plans as of June 30, 2008:

	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (1) (c)
Equity compensation plans approved by security holders	421,795	5.30	426,188
Equity compensation plans not approved by security holders	—	—	—
Total	421,795	5.30	426,188

(1)  Of these securities, as of June 30, 2008 365,237 shares may also be issued as performance or restricted stock awards under the terms of the Stock Incentive Plan of 2004.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the information in the third paragraph under Certain Information Concerning the Board and its Committees – Standing Committees; Meetings; Independence on page 4 of the Proxy Statement and to the information under Related Transactions on page 27 of the Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the information under Audit and Certain Other Fees Paid Accountants at page 28-29 of the Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as part of this report:

(1)           Financial Statements:

Auditors’ Report on Financial Statements.
Consolidated Statements of Income – for the Three Years Ended June 30, 2008, July 1, 2007 and June 30, 2006.
Consolidated Balance Sheets at June 30, 2008, July 1, 2007 and June 30, 2006.
Consolidated Statements of Stockholders’ Equity – for the Three Years Ended June 30, 2008, July 1, 2007 and June 30, 2006.
Consolidated Statements of Cash Flow – for the Three Years Ended June 30, 2008, July 1, 2007 and June 30, 2006..
Notes to Consolidated Financial Statements.

(2)           Financial Statement Schedules:

Auditors’ Report on Financial Statement Schedules:
II – Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the information is contained in the Consolidated Financial Statements or notes thereto.

(3)           The exhibits required by Item 601 of Regulation S-K (paragraph (b) below).

(b)           Exhibits:  (next page)

Exhibit No.	Description
3.1	Articles of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-17196))

* 3.2	Bylaws of the Company

4.1

Credit Agreement dated May 5, 2008 among MGP Ingredients, Inc., MGP Ingredients of Illinois, Inc., and Midwest Grain Pipeline, Inc., as Borrowers, Commerce Bank, N.A., as Agent, Issuing Bank, Swingline Lender and a Bank and the Lenders from time to time Party thereto (Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2008).

*4.1.1	First Amendment to Credit Agreement dated as of September 3, 2008

*4.1.2	First Amendment to Security Agreement dated as of September 3, 2008

*4.1.3	Amended and Restated Revolving Credit Note dated as of Septembe 3, 2008 to Commerce Bank, N.A.

*4.1.4	Amended and Restated Revolving Credit Note dated as of September 3, 2008 to BMO Capital Markets Financing, Inc.

*4.1.5	Amended and Restated Revolving Credit Note dated as of September 3, 2008 to National City Bank

*4.1.6	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated as of September 3, 2008

4.2

Security Agreement dated May 5, 2008, among MGP Ingredients, Inc., MGP Ingredients of Illinois, Inc., and Midwest Grain Pipeline, Inc., as borrowers and Commerce Bank, N.A., a national banking association, in its capacity as Agent under the Credit Agreement referred to in Exhibit 4(a) (Incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2008).

4.3

Promissory Note to GE Capital Public Finance dated September 24, 2004 and related Security Agreement dated as of September 24, 2004, as amended by Addendum No. 001 (Incorporated by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (file number 0-17196))

4.4

Addendum 002 to Security Agreement dated as of September 24, 2004 filed as exhibit 4(f) (Incorporated by reference to Exhibit 4(g) of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 20, 2005 (file number 0-17196))

Exhibit No.	Description
4.5

Addendum 003, dated August 31, 2005, to Security Agreement dated as of September 24, 2004 filed as exhibit 4(f) (Incorporated by reference to Exhibit 4(h) of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 20, 2005 (file number 0-17196))

4.6

Promissory Note to General Electric Capital Corporation dated as of September 29, 2005 (Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (file number 0-17196))

4.7

Security Agreement to General Electric Capital Corporation dated as of September 29, 2005 (Incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (file number 0-17196))

4.8

Cross-Collateral and Cross-Default Agreement dated as of September 29, 2005 in favor of General Electric Capital Corporation and GE Capital Public Finance (Incorporated by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (file number 0-17196))

4.9

Trust Indenture Dated as of December 28, 2006 relating to $7,000,000 Taxable Industrial Revenue Bonds Series 2006 (MGP Ingredients Project (Incorporated by Reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2006 (file number 0-17196))

4.10

Lease dated as of December 28, 2006 between the City of Atchison, as Issuer and MGP Ingredients, Inc., as tenant relating to $7,000,000 Taxable Industrial Revenue Bonds Series 2006 (MGP Ingredients Project (Incorporated by Reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2006 (file number 0-17196))

4.11	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the Commission upon request.

9.1	Copy of Cray Family Trust (Incorporated by reference to Exhibit 1 of Amendment No. 1 to Schedule 13D of Cloud L. Cray, Jr. dated November 17, 1995))

9.2

First Amendment to Cray Family Trust dated November 13, 1980 (Incorporated by reference to Exhibit 9.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 (file number 0-17196))

Exhibit No.	Description
9.3

Voting Trust Agreement dated as of November 16, 2005 among Cloud L. Cray, Jr., Richard B. Cray and Laidacker M. Seaberg, as trustees of the Cray Family Trust and Cloud L. Cray, Jr., Richard B. Cray and Laidacker M. Seaberg, as trustees (Incorporated by reference to Exhibit 9.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 (file number 0-17196))

10.1	Summary of informal cash bonus plan (Incorporated by reference to Exhibit 10(a) of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 20, 2004 (file number 0-17196))

10.2

Copy of MGP Ingredients, Inc. Stock Incentive Plan of 1996, as amended as of August 26, 1996 (Incorporated by reference to Exhibit A to the Company’s Notice of Annual Meeting and Proxy Statement filed September 17, 1996))

10.3

Copy of amendment to MGP Ingredients, Inc. Stock Incentive Plan of 1996 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (file number 0-17196))

10.4

Form of Stock Option with respect to stock options granted under the MGP Ingredients, Inc. Stock Incentive Plan of 1996 (Incorporated by reference to Exhibit 10(e) to the Company’s Form 10-K for the year ended June 30, 1996 (file number 0-17196))

10.5

Copy of MGP Ingredients, Inc. 1996 Stock Option Plan for Outside Directors, as amended as of August 26, 1996 (Incorporated by reference to Exhibit B to the Company’s Notice of Annual Meeting and Proxy Statement filed September 17, 1996))

10.6

Copy of amendment to MGP Ingredients, Inc. 1996 Stock Option Plan for Outside Directors (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (file number 0-17196))

10.7

Copy of MGP Ingredients, Inc. 1998 Stock Incentive Plan for Salaried Employees (Incorporated by reference to Appendix A to the Company’s Notice of Annual Meeting and Proxy Statement dated September 17, 1998, filed with the Securities and Exchange Commission on September 15, 1998))

10.8

Form of Stock Option with respect to stock options granted under the MGP Ingredients, Inc. 1998 Stock Incentive Plan for Salaried Employees (Incorporated by reference to Exhibit 10(e) to the Company’s Form 10-K for the year ended June 30, l996 (file number 0-17196))

10.9

Copy of amendments to Options granted under MGP Ingredients, Inc. Stock Option Plans (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (file number 0-17196))

Exhibit No.	Description
10.10

Form of Option Agreement for the grant of Options under the MGP Ingredients, Inc. 1996 Stock Option Plan for Outside Directors, as amended (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (file number 0-17196))

10.11

Form of Amended Option Agreements for the grant of Options under the MGP Ingredients, Inc. 1998 Stock Incentive Plan for Salaried Employees (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (file number 0-17196))

10.12

Form of Option Agreement for the grant of Options under the MGP Ingredients, Inc. Stock Incentive Plan of 1996, as amended (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (file number 0-17196))

10.13

Form of Incentive Stock Option Agreement approved on December 7, 2000, for use thereafter under the Stock Incentive Plan of 1996 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2000 (file number 0-17196))

10.14

Form of Incentive Stock Option Agreement approved on December 7, 2000 for use thereafter under the 1998 Stock Incentive Plan for Salaried Employees (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2000 (file number 0-17196))

10.15

Form of Memorandum of Agreement Concerning Options approved on December 7, 2000 between the Company and certain members of senior management, including the following named executive officers: Ladd M. Seaberg, Randall M. Schrick and Dr. Sukh Bassi (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended December 31, 2000 (file number 0-17196))

10.16

Lease Agreement dated as of August 1, 2001 among GE Capital Public Finance, Inc., The Unified Government of Wyandotte County/Kansas City, Kansas, and MGP Ingredients, Inc. (Incorporated by reference to Exhibit 10(q)(1) of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 (file number 0-17196)) Said lease makes reference to Note Agreement dated as of August 1, 1993, providing for the issuance and sale of $25 million of 6.68% term notes (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 10-Q for the quarter ended September 30, 1993 (file number 0-17196))

10.17

Amendment No. 1 dated as of July 1, 2003, to Lease Agreement referred to in Item 10(q)(1) among General Electric Capital Corporation, as assignee and successor-in-interest to GE Capital Public Finance, Inc., The Unified Government of Wyandotte County/Kansas City, Kansas and MGP Ingredients, Inc. (Incorporated by reference to Exhibit 10(q)(2) of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 (file number 0-17196))

Exhibit No.	Description
10.18

Form of Memorandum of Agreement Concerning Options approved on December 10, 2001 between the Company and certain members of senior management, including the following named executive officers: Ladd M. Seaberg, Randall M. Schrick and Dr. Sukh Bassi (Incorporated by reference to Exhibit 10 to the Company’s form 10-Q for the quarter ended December 31, 2001 (file number 0-17196))

10.19

Lease dated December 16, 1993 between MGP Ingredients, Inc. and Cilcorp Development Services Inc. (Incorporated by reference to Exhibit 10(s) to the Company’s report on Form 10-K for the fiscal year ended June 30, 2002 (File No. 0-17196))

10.20

Steam Heat Service Agreement dated December 16, 1993 between MGP Ingredients, Inc. and Cilcorp Development Services Inc. (Incorporated by reference to Exhibit 10(t) to the Company’s report on Form 10-K for the fiscal year ended June 30, 2002 (File No. 0-17196))

10.21

Cogeneration Agreement dated December 16, 1993 among MGP Ingredients, Inc., Central Illinois Light Company and Cilcorp Development Services Inc. (Incorporated by reference to Exhibit 10(u) to the Company’s report on Form 10-K for the fiscal year ended June 30, 2002 (File No. 0-17196))

10.22	Guidelines for Issuance of Fiscal 2004 Restricted Share Awards (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

10.23

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

10.24	Stock Incentive Plan of 2004 (Incorporated by reference to Exhibit 4.2 of Registrant’s Form S-8 Registration Statement filed October 20, 2004 (File Number 333-119860))

10.25

Guidelines for Issuance of Fiscal 2005 Restricted Share Awards (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2004 (File Number 0-17196))

Exhibit No.	Description
10.26

Agreement with Ladd M. Seaberg as to Award of Restricted Shares Granted under the Stock Incentive Plan of 2004 (Similar agreements have been made with the following named executive officers as to the number of shares indicated following their respective names: Michael J. Trautschold – 7,400 shares; Randy M. Schrick – 7,000 shares; Brian T. Cahill – 6,600 shares; Sukh Bassi, Ph.D. – 6,800 shares (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2004 (File Number 0-17196))

10.27

Guidelines for Issuance of Fiscal 2006 Restricted Share Awards (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (file number 0-17196))

10.28

Agreement with Ladd M. Seaberg as to Award of Restricted Shares Granted under the Stock Incentive Plan of 2004 (Similar agreements have been made with the following named executive officers as to the number of shares indicated following their respective names: Michael J. Trautschold – 14,600 shares; Sukh D. Bassi, Ph.D. – 13,600 shares; Brian T. Cahill – 13,000 shares; Randy M. Schrick – 13, 500 shares) (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (file number 0-17196))

10.29

Consent Decree relating to Registrant’s Pekin facility entered on April 19, 2006 (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (file number 0-17196))

10.30

Consent Agreement between the Registrant and the Kansas Department of Health and Environment dated January 11, 2006 (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (file number 0-17196))

10.31

Guidelines for executive incentive plan for fiscal 2006 (Incorporated by reference to the second paragraph of Item 1.01 of the Company’s Current Report on Form 8-K dated August 30, 2005 (file number 0-17196))

10.32	Director compensation arrangements ((Incorporated by reference to the second paragraph of Item 1.01 of the Company’s Current Report on Form 8-K dated December 19, 2005 (file number 0-17196))

10.33	Guidelines for executive incentive plan for fiscal 2007 (Incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K dated August 31, 2006 (file number 0-17196))

10.34

Employment Agreement with Dr. Sukh Bassi dated April 16, 2007 (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly report on Form 10-Q for the quarter ended April 1, 2007 (file number 0-17196))

Exhibit No.	Description
10.35

Form of Indemnification Agreement between the Company and Directors and Executive Officers (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly report on Form 10-Q for the quarter ended December 31, 2006. (file number 0-17196))

10.36

Guidelines for Issuance of Fiscal 2007 Restricted Share Awards (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly report on Form 10-Q for the quarter ended December 31, 2006 (file number 0-17196))

10.37

Agreement with Ladd M. Seaberg as to Award of Restricted Shares Granted under the Stock Incentive Plan of 2004 with respect to Fiscal 2007 (Similar agreements have been made with the following named executive officers as to the number of shares indicated following their respective names: Timothy W. Newkirk – 9,200 shares; Randy M. Schrick – 9,300 shares; Brian T. Cahill – 8,900 shares; Sukh Bassi, Ph.D. – 9,400 shares (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly report on Form 10-Q for the quarter ended December 31, 2006 (file number 0-17196))

10.38

Separation Agreement and Release of Claims relating to Michael J. Trautschold Separation Agreement and Release of Claims relating to Michael J. Trautschold (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly report on Form 10-Q for the quarter ended December 31, 2006 (file number 0-17196))

10.39

Consultation Agreement with Michael J. Trautschold (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly report on Form 10-Q for the quarter ended December 31, 2006 (file number 0-17196))

10.40

Lease dated as of December 28, 2006 between the City of Atchison, as Issuer and MGP Ingredients, Inc., as tenant relating to $7,000,000 Taxable Industrial Revenue Bonds Series 2006 (MGP Ingredients Project (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly report on Form 10-Q for the quarter ended December 31, 2006 (file number 0-17196))

10.41	Stipulation and Proposal for Settlement (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly report on Form 10-Q for the quarter ended December 31, 2006 (file number 0-17196))

10.42

Order dated January 26, 2007 of Illinois Pollution Control Board approving Stipulation and Proposal for Settlement (Incorporated by reference to Exhibit 10.7 of the Company’s Quarterly report on Form 10-Q for the quarter ended December 31, 2006 (file number 0-17196))

10.43

Non-Employee Directors Restricted Share Award Agreement for fiscal 2007 of Cloud L. Cray. Similar agreements were made for the same number of shares with Michael Braude, John Byom, Gary Gradinger, Linda Miller, Daryl Schaller and John Speirs (Incorporated by reference to Exhibit 3(b) of the Company’s Current Report on Form 8-K filed June 19, 2007 (file number 0-17196))

Exhibit No.	Description
10.44	Non-Employee Directors’ Restricted Stock Plan (Incorporated by reference from Ex. 4.3 of the Registrant’s Form S-8 Registration Statement filed September 26, 2006 (File No. 333-137593))

10.45	Guidelines for Issuance of Fiscal 2008 Restricted Share Awards (Incorporated by reference from Ex. 10(ss) of the Registrants Annual Report on Form 10-K for the Fiscal Year ended July 1, 2007)

10.46	MGP Ingredients, Inc. Short-Term Incentive Plan (Incorporated by reference from Ex. 10(tt) of the Registrants Annual Report on Form 10-K for the Fiscal Year ended July 1, 2007)

14	Code of Conduct (Incorporated by reference to Exhibit 14 to the Company’s Form 8-K filed June 19, 2007 (file number 0-17196))

22	Subsidiaries of the Company

Subsidiary		State of Incorporation or Organization

Midwest Grain Pipeline, Inc.	(100%)	Kansas
Firebird Acquisitions, LLC	(100%)	Delaware
D.M. Ingredients GmbH	(50%)	Germany

*23	Consent of BKD, LLP

25	Powers of Attorney executed by all officers and directors of the Company who have signed this report on Form 10-K (Incorporated by reference to the signature pages of this report)

*31.1	CEO Certification pursuant to Rule 13a-14(a)

*31.2	CFO Certification pursuant to Rule 13a-14(a)

*32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350

*32.2	CFO Certification furnished pursuant to Rule 13a-14(b)

*  Filed herewith

SIGNATURES

Pursuant to requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Atchison, State of Kansas, on this 12th day of September, 2008.

MGP INGREDIENTS, INC.

By	/s/ Timothy W. Newkirk
Timothy W. Newkirk, President and Chief Executive
Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Laidacker M. Seaberg, Timothy W. Newkirk and Robert J. Zonneveld and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all reports of the Registrant on Form 10-K and to sign any and all amendments to such reports and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities & Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated.

Name	Title	Date

/s/ Laidacker M. Seaberg	Chairman, Board of Directors	September 12, 2008
Laidacker M. Seaberg

/s/ Timothy W. Newkirk	President and Chief Executive Officer	September 12 , 2008
Timothy W. Newkirk

/s/ Robert J. Zonneveld	Vice President of Finance and Administration and Chief	September 12, 2008
Robert J. Zonneveld	Financial Officer (Principal Financial and Accounting Officer)

/s/ Michael Braude	Director	September 12 2008
Michael Braude

/s/ John E. Byom	Director	September 12, 2008
John E. Byom

/s/ Cloud L. Cray, Jr.	Director	September 12, 2008
Cloud L. Cray, Jr.

/s/ Gary Gradinger	Director	September 12, 2008
Gary Gradinger

/s/ Linda E. Miller	Director	September 12, 2008
Linda E. Miller

/s/ Randy M. Schrick	Director	September 12, 2008
Randy M. Schrick

/s/ Daryl R. Schaller	Director	September 12, 2008
Daryl R. Schaller

/s/ John R. Speirs	Director	September 12, 2008
John R. Speirs

MGP INGREDIENTS, INC.

Consolidated Financial Statement Schedules
(Form 10-K)

June 30, 2008, July 1, 2007 and June 30, 2006
(With Auditors’ Report Thereon)

BKD, LLP

Twelve Wyandotte Plaza

120 West 12th Street, Suite 1200

Kansas City, MO 64105-1936

816-221-6300  Fax: 816-221-6380

bkd.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

Audit Committee, Board of Directors and Stockholders

MGP Ingredients, Inc.

Atchison, Kansas

In connection with our audit of the consolidated financial statements of MGP Ingredients, Inc. for each of the years in the three-year period ended June 30, 2008, we have also audited the following financial statement schedule.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits of the basic financial statements.  The schedule is presented for purposes of complying with the Securities and Exchange Commission’s rules and regulations and is not a required part of the consolidated financial statements.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ BKD, LLP
Kansas City, Missouri
September 11, 2008

MGP INGREDIENTS, INC.

II.            VALUATION AND QUALIFYING ACCOUNTS

	Balance, Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-Offs	Balance, End of Period
	(In Thousands)
Year Ended June 30, 2008 Allowance for doubtful accounts	$207	$57	—	$—	$264

Year Ended July 1, 2007 Allowance for doubtful accounts	$320	—	—	$113	$207

Year Ended June 30, 2006 Allowance for doubtful accounts	$320	$243	—	$243	$320