Form 10-Q
period 2008-09-30
MGP INGREDIENTS INC
filed 2008-11-10
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________________

Commission File Number:  0-17196

MGP INGREDIENTS, INC.
(Exact name of registrant as specified in its charter)

KANSAS	48-0531200
(State or other jurisdiction of incorporation or organization) Identification No.)	(I.R.S. Employer

100 Commercial Street, Atchison Kansas	66002
(Address of principal executive offices)	(Zip Code)

(913) 367-1480
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a “smaller reporting company,  See definition of  “large accelerated filer”, “accelerated filer and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One)

[  ] Large accelerated filer             [ X ] Accelerated filer
[  ]  Non-accelerated filer             [ ] Smaller Reporting Company

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ]Yes [ X ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value
16,563,078 shares outstanding
as of September 30, 2008

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as well as historical information.  All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements.  In addition, forward-looking statements are usually identified by or are associated with such words as “intend,” “plan”, “believe,” “estimate,” “expect,” “anticipate,” “hopeful,” “should,” “may,” “will”, “could” and or the negatives of these terms or variations of them or similar terminology.  They reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance.  All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement.  Important factors that could cause actual results to differ materially from our expectations include, among others:  (i) the availability and cost of grain, (ii) fluctuations in gasoline prices, (iii) fluctuations in energy costs, (iv) competitive environment and related market conditions, (v) our ability to realize operating efficiencies, (vi) the effectiveness of our hedging programs, (vii) access to capital and (viii) actions of governments.  For further information on these and other risks and uncertainties that may affect our business, see Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and Part II, Item 1A, Risk Factors in this Quarterly Report on Form 10-Q.

PART I

ITEM 1 FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)
Dollars in thousands, except per-share amounts

	Quarter ended
	September 30,	September 30,
	2008	2007

Net sales	$99,020	$87,977
Cost of sales	115,707	82,117
Gross profit	(16,687)	5,860

Selling, general and administrative expenses	6,115	6,279
Loss from operations	(22,802)	(419)

Other income (expense), net	41	190
Interest expense	(728)	(276)
Equity in loss of joint venture	(16)	-
Loss before income taxes	(23,505)	(505)

Benefit for income taxes	(6,262)	(152)
Net loss	(17,243)	(353)

Other comprehensive income (loss), net of tax:	(1,502)	1,350
Comprehensive income (loss)	$(18,745)	$997

Per Share Data
Total basic loss per common share	$(1.04)	$(0.02)
Total diluted loss per common share	$(1.04)	$(0.02)

See accompanying notes to condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)
(Unaudited)

	September 30, 2008	September 30, 2007	June 30, 2008
ASSETS
Current Assets
Cash and cash equivalents	$-	$2,241	$-
Restricted cash	2,063	30	3
Receivables (less allowance for doubtful accounts:
September 30, 2008 - $288; September 30, 2007 -$223 and June 30, 2008 -$264)	33,949	30,491	34,087
Inventory	60,134	52,905	63,620
Prepaid expense	2,062	2,451	362
Deposits	2,243	922	580
Deferred income taxes	2,696	2,289	394
Refundable income taxes	15,036	1,576	8,570
Assets held for sale	5,600	-	5,600
Total current assets	123,783	92,905	113,216

Property and equipment, at cost	316,193	362,047	315,782
Less accumulated depreciation	(209,608)	(231,925)	(206,808)
Property and equipment, net	106,585	130,122	108,974

Investment in joint venture	355	-	399
Other assets	395	656	479
Total assets	$231,118	$223,683	$223,068

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$432	$4,106	$432
Liabilities related to assets held for sale	7,916	-	8,760
Revolving credit facility	50,656	11,000	23,000
Accounts payable	22,966	14,775	23,315
Accrued expenses	5,611	6,518	6,582
Total current liabilities	87,581	36,399	62,089

Long-Term debt	1,315	7,922	1,301
Deferred credit	6,904	9,399	7,127
Other non-current liabilities	7,884	8,035	8,047
Deferred income taxes	9,108	14,352	7,630
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000
shares; issued and outstanding 437 shares	4	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 19,530,344 shares	6,715	6,715	6,715
Additional paid-in capital	12,047	11,108	11,862
Retained earnings	114,570	144,959	131,813
Accumulated other comprehensive income (loss)	13	118	1,515
	133,349	162,904	151,909
Treasury stock, at cost
Common; September 30, 2008 - 2,967,266 shares; September 30, 2007 - 3,029,841 shares and June 30, 2008 - 2,969,766 shares	(15,023)	(15,328)	(15,035)
Total stockholders’ equity	118,326	147,576	136,874
Total liabilities and stockholders’ equity	$231,118	$223,683	$223,068

See accompanying notes to condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Quarter Ended
	September 30, 2008	September 30, 2007

Cash Flows from Operating Activities
Net loss	$(17,243)	$(353)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	3,425	3,827
Loss (gain) on sale of assets	(85)	10
Deferred income taxes	(812)	1,828
Equity in loss of joint venture	16	-
Changes in working capital items:
Restricted cash	(2,060)	3,306
Accounts receivable	138	3,807
Inventory	3,486	(8,960)
Accounts payable and accrued expenses	(977)	(2,768)
Deferred credit	(223)	(310)
Income taxes payable/receivable	(6,466)	(1,212)
Gains previously deferred in other comprehensive income	(1,474)	-
Other	(3,363)	(2,337)
Net cash used in operating
Activities	(25,638)	(3,162)

Cash Flows from Investing Activities
Additions to property and equipment	(1,686)	(1,477)
Proceeds from disposition of equipment	487	-
Net cash used in investing activities	(1,199)	(1,477)

Cash Flows from Financing Activities
Proceeds from stock plans	11	43
Proceeds from long-term debt and capital leases	150
Principal payments on long-term debt	(980)	(1,063)
Proceeds from line of credit	33,456	7,000
Principal payments on line of credit	(5,800)	(3,000)
Net cash provided by
financing activities	26,837	2,980

Decrease in cash and cash equivalents	-	(1,659)
Cash and cash equivalents, beginning of year	-	3,900
Cash and cash equivalents, end of period	$-	$2,241

See  accompanying notes to condensed consolidated financial statements

MGP INGREDIENTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Accounting Policies and Basis of Presentation.

The accompanying condensed consolidated financial statements of MGP Ingredients, Inc. and its subsidiaries ("Company") reflect all adjustments (consisting only of normal adjustments) which, in the opinion of the Company’s management, are necessary to fairly present the financial position, results of operations and cash flows of the Company.  These unaudited condensed consolidated financial statements as of and for the period ended September 30, 2008 should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Form 10-K Annual Report for the fiscal year ended June 30, 2008 filed with the Securities and Exchange Commission.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

In accordance with the guidance of Staff Accounting Bulletin No. 108, these interim consolidated financial statements reflect immaterial adjustments made to the Company’s June 30, 2008 and September 30, 2007 balance sheets.  None of these adjustments had any impact upon the Company’s previously reported earnings.  For the balance sheet as of June 30, 2008, the Company reclassified $2.5 million from liabilities related to assets held for sale to deferred credit, reclassified $2.9 million from other non-current liabilities to additional paid-in capital to reflect equity share-based awards, reclassified deferred credits totaling $7.1 million from current to long-term liabilities and reclassified current deferred tax assets of $2.9 million to reduce non-current deferred tax liabilities.  For the balance sheet as of September 30, 2007, the Company reclassified $2.0 million from other current liabilities to additional paid-in capital to reflect equity share-based awards, reclassified deferred credits totaling $9.4 million from current liabilities to non-current liabilities and reclassified current deferred tax assets of $3.8 million to reduce non-current deferred tax liabilities.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Fair Value Accounting

On July 1, 2008, the Company adopted, without any material effect on our consolidated financial statements, the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement, for our financial assets and liabilities with respect to which the Company has recognized or disclosed at fair value on a recurring basis. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date for nonfinancial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, except for items that are measured at fair value in the financial statements on a recurring basis at least annually. Beginning July 1, 2009, the Company will adopt the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis. Management does not expect the provisions of SFAS No. 157 related to these items to have a material effect on the consolidated financial statements.

Overdrafts

The Company’s historical policy has been to record book overdrafts, checks outstanding, which have not been presented to the bank for payment, as accounts payable.  Changes in the amount of book overdrafts outstanding between periods are reported as operating cash flows.  The amount of book overdrafts at September 30, 2008 and June 30, 2008 were $5.4 million and $4.4 million respectively.

Impairment

The Company tests its long-lived assets for impairment whenever events or conditions and circumstances indicate a carrying amount of an asset may not be recoverable.  During the first quarter of our fiscal year, declines in overall equity values, including our common stock value, triggered an impairment evaluation.  Updated forecasts that reflect recent changes made to our business were used in this analysis.  The use of forecasts requires considerable management judgment.  Management believes the judgments used in this analysis are reasonable.  The testing and analysis did not identify any impairment at September 30, 2008 (see Note 10 Subsequent Events).

Note 2.  Uncured Defaults on Indebtedness

At June 30, 2008, the Company was not in compliance with the tangible net worth and the EBITDA based financial covenants in its Credit Agreement and the fixed charge coverage ratio requirement of its 5.26% Industrial Revenue Bond obligation.    Its tangible net worth at such date, as defined in the Credit Agreement, was $132.5 million instead of at least $135 million, its  fixed charge coverage ratio was 0.56  to 1 instead of at least 1.5 to 1 and its leverage ratio was (11.03) to 1 instead of at least 3.0 to 1.  Its fixed charge coverage ratio, as defined in its lease related to its 5.26% industrial revenue bond lease, was (0.51) to 1 instead of at least 1.5 to 1.   As a result, the Company was in default under the Credit Agreement and 5.26% industrial revenue bond lease.  Due to cross default provisions, it also was  in default under its 5.45% Secured Promissory Note to Commerce Bank and its 5.26% Secured Promissory Note and 5.92% Secured Promissory Note to GECPF and GECC, respectively.  As of September 16, 2008, GECPF and GECC waived the default under the industrial revenue bond lease and the resulting cross defaults under the Company’s  5.26% Secured Promissory Note and 5.92% Secured Promissory Note.  As of September 3, 2008, Commerce Bank waived the default under the 5.45% Promissory Note and the lenders under the Credit Agreement agreed to an amendment providing for a standstill period expiring on October 31, 2008, unless the Company defaulted under interim covenants.  The amendment imposed new, monthly interim minimum adjusted EBITDA requirements (as defined in the credit agreement) of $(7,500,000) for July, $(2,500,000) for August and $(1,400,000) for September, and minimum tangible net worth requirements (as defined in the credit agreement), of $125,000,000 at the end of July, $123,000,000 at the end of August and $121,000,000 at the end of September. The Company met the requirements for July and August but did not meet the September requirements and as of October 25, 2008 was in forbearance default under the credit agreement and was also in cross default under its 5.45% Secured Promissory Note to Commerce Bank.

Although it was in forbearance default, the Company’s lenders agreed to extend the original expiration date of the forbearance period under its Credit Agreement, as amended, to November 10, 2008, while a new amendment was being discussed.  Subsequently, as of November 7, 2008, the lenders under the Credit Agreement entered a new amendment extending the standstill period to February 27, 2009, during which the Company will be subject to new interim financial covenants. These require the Company to maintain fiscal year to date adjusted EBITDA (EBITDA adjusted to eliminate any mark-to-market adjustments reflected in net income) of ($30.0 million) at the end of October 2008, ($44.0 million) at the end of November 2008, and ($46.0 million) at the end of December 2008 and January 2009. Terms include (i) an increase in the interest rate on outstanding borrowings from LIBOR plus 2.75% or prime plus 0.50% to prime plus 3%, with prime being not less than the greater of 4%, Agent's prime rate or the federal funds rate plus 1%, (ii) an amendment fee of $110,000 (we expect related legal and other professional fees to be approximately $100,000), (iii) a fee of 1% of the outstanding credit commitment, as defined, payable on February 27, 2009 unless all outstanding obligations are paid in full and the credit agreement is terminated (this continguent fee is estimated at $350,000), (iv) the pledge of substantially all of the Company's remaining unpledged assets, (v) restricting our use of a portion (approximately $9.2 million) of the commitment under the credit agreement in an amount equal to a tax refund anticipated to be received in the second quarter generally to either fund margin calls or for other grain hedging positions, and (vi) requiring us to use any portion of such anticipated tax refund received after November 7 (estimated at approximately $8.0 million) to reduce outstanding borrowings under the credit agreement. In the amendment, Commerce also waived the cross default under the 5.45% Secured Promissory Note to Commerce.

Although the Company’s lenders have approved a new standstill period, after February 27, 2009 or before if the Company commits a forbearance default, there is no guarantee they will not terminate the credit agreement;  if this occurs, the Company may not have sufficient funds available to continue normal operations.   If the Company’s lenders were to accelerate its debt, it could result in the acceleration of debt under other secured obligations, and the Company would be unable to repay its obligations immediately.  If any such event occurred, the Company would require alternate funding and might, in the case of acceleration, suffer foreclosure on the collateral it has pledged to its lenders.   The Company may not be able to access additional sources of financing on similar terms or pricing as those that are currently in place under its credit agreement and other debt, or at all, or otherwise obtain other sources of funding.  Therefore, depending on whether one or more of the Company’s current lenders remains willing to continue making financing available to it, among other steps the Company may have to consider issuing equity or convertible debt, which could significantly dilute existing shareholders, further reducing its expenses and capital expenditures, which may impair its ability to increase revenue and grow operating cash flows, and selling some of its assets.  The Company believes its ability to continue operating after February 27, 2009 is dependent on its ability to either obtain further forbearances from its current lender group or to secure a new credit agreement or other financing. At November 10, 2008, after giving effect to payments made on such date, the Company had approximately $3.8 million available under its credit agreement.

Note 3.  Earnings Per Share.

Basic loss per share data is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Potentially dilutive instruments are stock options and unvested restricted stock awards.

	Quarter Ended
Weighted average shares:	September 30, 2008	September 30, 2007

Basic and Diluted Shares:	16,562,643	16,498,348
Additional weighted average shares attributable to:
Stock options:	16,645	202,135
Unvested restricted stock awards:	153,565	219,820
Potentially Diluted Shares(1)	16,732,853	16,920,303

(1)	The stock options and the restricted stock awards have not been considered due to the loss experienced during both periods.

Note 4.  Derivative Instruments.

In connection with the purchase of raw materials, principally corn and wheat, for anticipated operating requirements, the Company enters into readily marketable exchange-traded commodity futures and option contracts to reduce the risk of future price increases.  Changes in the market value of the Company’s futures and option contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in the price of the hedged items. Derivative instruments are recorded as either assets or liabilities and are measured at fair market value.

Prior to April 1, 2008 changes in the fair market value of the derivative instruments designated as cash flow hedges were recorded either in current earnings or in other comprehensive income, depending on the nature of the hedged transaction, consistent with the application of hedge accounting under Statement of Financial Accounting Standards No. 133 as amended (“SFAS 133”).  Gains or losses recorded in other comprehensive income were reclassified into current earnings in the periods in which the hedged items were consumed.  Any ineffective portion of a hedged transaction was immediately recognized in current earnings.

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

As of September 30, 2008, approximately $1.2 million in deferred gains on previously designated derivative instruments remained in accumulated other comprehensive income.  These amounts will remain in equity under accumulated comprehensive income until the forecasted transactions to which the specific hedged positions relate impact earnings, at which time the accumulated comprehensive income will be reclassified into earnings.  Regardless of accounting treatment, the Company’s management believes all commodity hedges are economic hedges of the Company’s risk exposures.

Note 5.  Contingencies.

The Company is a party to various legal proceedings which are of an ordinary, routine nature and incidental to its operations. Management considers that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or operations of the Company.  In addition, the Company is party to a recently filed lawsuit styled Daniel Martin v. MGP Ingredients, Inc., et al., No. 08-L-697 in the Circuit Court for the Third Circuit, Madison County, Illinois, against the Company and approximately 70 other defendants, wherein the claimant alleges that he contracted desmoplastic mesothelioma from exposure to asbestos. The claimant alleges that in the late 1980’s or early 1990’s his company was retained to install insulation at the Pekin, Illinois facility at the same time that the Company was conducting asbestos abatement projects in the facility. The claimant seeks unspecified compensatory and punitive damages. The Company intends to defend itself vigorously. The matter is in preliminary states of discovery, and at this time, management is unable to estimate the amount of potential loss, if any, with respect to this claim.

Note 6.  Operating Segments.

The Company is a fully integrated producer of ingredient solutions, distillery and other products.  Products included within the ingredient solutions segment consist of vital wheat gluten, commodity wheat starch, specialty wheat starches and proteins and mill feeds.  Distillery products consist of food grade alcohol (consisting of beverage and industrial alcohol), fuel grade alcohol, commonly known as ethanol, and distillers grain and carbon dioxide, which are co-products of the Company’s distillery operations.  Other products include pet treat resins and plant-based biopolymers as well as other products.  For the quarter ended September 30, 2008, revenues from products in the other segment represent less than 2.0 percent of the Company’s consolidated revenues.

The operating profit for each segment is based on net sales less identifiable operating expenses directly attributable to each segment.  Indirect selling, general and administrative as well as interest expense, investment income and other general miscellaneous expenses have been excluded from segment operations and classified as Corporate, consistent with the measurements used to evaluate segment performance internally.  Receivables, inventories and equipment have been identified with the segments to which they relate.  All other assets are considered as Corporate.

	Quarter Ended
	September 30, 2008	September 30, 2007
(in thousands)
Sales to Customers
Ingredient solutions	$25,897	$22,288
Distillery products	71,382	64,358
Other	1,741	1,331
Total	99,020	87,977

Depreciation and amortization
Ingredient solutions	859	1,123
Distillery products	2,119	1,941
Other	61	389
Corporate	386	374
Total	3,425	3,827

Income (Loss) before Income Taxes
Ingredient solutions	(5,389)	2,107
Distillery products	(12,926)	2,408
Other	237	(56)
Corporate	(5,427)	(4,964)
Total	$(23,505)	$(505)

	September 30, 2008	September 30, 2007 (Restated)	June 30, 2008
Identifiable Assets
Ingredient solutions	$72,763	$81,616	$70,071
Distillery products	119,425	113,982	121,650
Other	2,540	13,905	2,969
Assets held for sale	5,600	-	5,600
Corporate	30,790	14,180	22,778
Total	$231,118	$223,683	$223,068

For the quarter ended September 30, 2008, the Company refined its methodology for assessing identifiable earnings (losses) before income taxes for all segments whereby only direct sales, general and administrative costs are allocated to operating segments.  Previously, the Company had allocated substantially all selling, general and administrative expenses to each operating segment based upon numerous factors and attributes.  All selling, general and administrative expenses not directly attributable to operating segments have been restated within Corporate income (loss) before taxes for the quarter ended September 30, 2007.  Accordingly, amounts previously disclosed as earnings (loss) before income taxes for the quarter ended September 30, 2007 have been adjusted to reflect these changes.

Note 7.  Fair Value Measurements

As discussed in Note 1 to the Condensed Consolidated Financial Statements, the Company adopted SFAS 157 on July 1, 2008 with the exception of nonfinancial assets and nonfinancial liabilities that were deferred by FASB Staff Position 157-2.   SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Statement also establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value hierarchy gives the highest priority to quoted market prices (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of inputs used to measure fair value are as follows:

•	Level 1—quoted prices in active markets for identical assets or liabilities accessible by the reporting entity.

•
Level 2—observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3—unobservable for an asset or liability. Unobservable inputs should only be used to the extent observable inputs are not available.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2008.

	Fair Value
	Measurements	Level 1	Level 2	Level 3
Liabilities
Derivatives	$1,763	$1,763	$-	$-

Note 8.  Pension and Post Retirement Benefit Obligations.

Post Retirement Benefits.  The Company and its subsidiaries provide certain post-retirement health care and life benefits to all employees.  The liability for such benefits is unfunded.  The Company uses a June 30 measurement date for the plan.

The components of the Net Periodic Benefit Cost for the quarter periods ended September 30, 2008 and 2007, respectively, are as follows:

	Quarter Ended
	September 30, 2008	September 30, 2007
(in thousands)
Service cost	$75	$61
Interest cost	124	117
Prior service cost	(9)	(9)
(Gain) loss	5	11
Total post-retirement benefit cost	$195	$180

The Company previously disclosed in its financial statements for the year ended June 30, 2008, amounts expected to be paid to plan participants.  There have been no revisions to these estimates and there have been no changes in the estimate of total employer contributions expected to be made for the fiscal year ended June 30, 2009.

Total employer contributions for the quarter ended September 30, 2008 were $13,000.

Pension Benefits.  The Company and its subsidiaries also provide defined retirement benefits to certain employees covered under collective bargaining agreements.  Under the collective bargaining agreements, the Company’s pension funding contributions are a function of the wages paid and are determined as a percentage of wages paid.  The funding is divided between the defined benefit plan and a 401(k) plan.  It has been management’s policy to fund the defined benefit plan in accordance with the collective bargaining agreement.  The collective bargaining agreements allow the plan’s trustees to develop changes to the pension plan to allow benefits to match funding, including reductions in benefits.  The Company uses a June 30 measurement date for the plan.

The components of the Net Periodic Benefit Cost for the quarter periods ended September 30, 2008 and 2007, respectively, are as follows:

	Quarter Ended
	September 30, 2008	September 30, 2007
(in thousands)
Service cost	$141	$130
Interest cost	49	35
Expected return on plan assets	(44)	(35)
Prior service cost	6	6
Recognition of net loss(gain)	4	(2)
Total pension benefit cost	$156	$134

The Company has made employer contributions of $787,000 for the quarter ended September 30, 2008.

Note 9.  Correction of Accounting Error.

The Condensed Consolidated Statements of Income for the quarter ended September 30, 2007 and the Condensed Consolidated Statement of Cash Flow for the quarter ended September 30, 2007, presented herein have been restated to correct the following error, in accordance with Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”).  Since fiscal 2001, the Company over recognized deferred income from funds that it received over the course of fiscal years 2001 to 2003 under a Commodity Credit Corporation program implemented by Congress following termination of import quotas on gluten.  The Company received a total of $26 million under the program, of which approximately $17.5 million was used for capital expenditures.   Recognition of the amount used for these capital items was deferred and is being recognized over the life of the assets.  The amount recognized each year was to have approximated the amount of depreciation on the assets that the Company acquired under the program. The Company has determined that, through errors made upon implementation and throughout the execution of the program that were undetected until the third quarter of fiscal 2008, certain assets were placed on, or omitted from, the depreciation schedule for commodity credit corporation funded assets. As a result of the error, the asset pool whose depreciation determined the amount of deferred credit that was amortized each year and recognized as income had assets whose original cost was $21 million instead of $17.5 million, and as a result, the Company recognized excess deferred income in each of fiscal years 2001 through the second quarter of the previous fiscal year ended June 30, 2008.  The amount of revenue involved ranged annually from a high of $397,000 in 2002 to $175,000 in the fiscal year ended June 30, 2008, resulting in annual overstatements of net income after taxes ranging from a low of 1% to a high of 4.4% through fiscal 2007.

The Company has conducted a materiality analysis under SAB 108 and determined that the impact on prior years was not material.  However, it is required to report the error as an adjustment to its prior period financial statements.  The condensed consolidated statements of income for the quarter ended September 30, 2007, the condensed, consolidated balance sheet as of September 30, 2007 and the condensed consolidated statement of cash flows for the quarter ended September 30, 2007 included in this report have been adjusted to reflect a correction of the period-specific effects of the error, and the effect of the correction on each financial statement line item and per share amounts is shown below.

An analysis of the adjustment to the Condensed Consolidated Statement of Income for the quarter ended September 30, 2007 is as follows: (In thousands)

	September 30, 2007 (as originally reported)	adjustment	September 30, 2007 (restated)

Net sales	$87,977	$-	$87,977
Cost of sales	82,058	59	82,117
Gross profit	5,919	(59)	5,860

Selling, general and administrative expenses	6,279	-	6,279
Income (loss) from operations	(360)	(59)	(419)

Other income, net	190	-	190
Interest expense	(276)	-	(276)
Income (loss) before income taxes	(446)	(59)	(505)

Provision (benefit) for income taxes	(128)	(24)	(152)
Net income (loss)	(318)	(35)	(353)

Other comprehensive income (loss), net of tax:	1,350	-	1,350
Comprehensive income (loss)	$1,032	$(35)	$997

Per Share Data
Total basic earnings per common share	$(0.02)	$-	$(0.02)
Total diluted earnings per common share	$(0.02)	$-	$(0.02)

An analysis of the adjustment to the Condensed Consolidated Balance Sheet as of September 30, 2007 is as follows: (In thousands)

	September 30, 2007 (as originally reported)	adjustment	September 30, 2007 (restated)
	(unaudited)	(unaudited)
	Dollars in thousands, except share and per share amounts
ASSETS
Current Assets
Cash and cash equivalents	$2,241	$-	$2,241
Restricted cash	30	-	30
Receivables (less allowance for doubtful accounts:		-
September 30, 2007 -$223)	30,491	-	30,491
Inventory	52,905	-	52,905
Prepaid expense	2,451	-	2,451
Deposits	922	-	922
Deferred income taxes	1,546	743	2,289
Refundable income taxes	1,576	-	1,576
Total current assets	92,162	743	92,905

Property and equipment, at cost	362,047	-	362,047
Less accumulated depreciation	(231,925)	-	(231,925)
Property and equipment, net	130,122	-	130,122

Other assets	656	-	656
Total assets	$222,940	$743	$223,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$4,106	$-	$4,106
Revolving credit facility	11,000	-	11,000
Accounts payable	14,775	-	14,775
Accrued expenses	6,518	-	6,518
Total current liabilities	36,399	-	36,399

Long-Term debt	7,922	-	7,922
Deferred credit	7,482	1,917	9,399
Other non-current liabilities	8,035	-	8,035

Deferred income taxes	14,352	-	14,352

Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000
shares; issued and outstanding 437 shares	4	-	4
Common stock
No par value; authorized 40,000,000 shares; issued 19,530,344 shares	6,715	-	6,715
Additional paid-in capital	11,108	-	11,108
Retained earnings	146,133	(1,174)	144,959
Accumulated other comprehensive income (loss)	118	-	118
	164,078	(1,174)	162,904
Treasury stock, at cost
Common; September 30, 2007 – 3,029,841 shares	(15,328)	-	(15,328)
Total stockholders’ equity	148,750	(1,174)	147,576
Total liabilities and stockholders’ equity	$222,940	$743	$223,683

An analysis of the adjustment to the Condensed Consolidated Statement of Cash Flows for quarter ended September 30, 2007 is as follows: (In thousands)

	September 30, 2007 (as originally reported)	adjustment	September 30, 2007 (restated)
Cash Flows from Operating Activities
Net income	$(318)	$(35)	$(353)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,827	-	3,827
Loss (gain) on sale of assets	10	-	10
Deferred income taxes	1,852	(24)	1,828
Changes in working capital items:		-
Restricted cash	3,306	-	3,306
Accounts receivable	3,807	-	3,807
Inventory	(8,960)	-	(8,960)
Accounts payable and accrued expenses	(2,768)	-	(2,768)
Deferred credit	(369)	59	(310)
Income taxes payable/receivable	(1,212)	-	(1,212)
Other	(2,337)	-	(2,337)
Net cash provided by operating
activities	(3,162)	-	(3,162)

Cash Flows from Investing Activities
Additions to property and equipment	(1,477)	-	(1,477)
Proceeds from disposition of equipment	-	-	-
Net cash used in investing activities	(1,477)	-	(1,477)

Cash Flows from Financing Activities
Purchase of treasury stock	-	-	-
Proceeds from stock plans	43	-	43
Principal payments on long-term debt	(1,063)	-	(1,063)
Proceeds from line of credit	4,000	-	4,000
Dividends paid	-	-	-
Net cash used in
financing activities	2,980	-	2,980

Decrease in cash and cash equivalents	(1,659)	-	(1,659)
Cash and cash equivalents, beginning of year	3,900	-	3,900
Cash and cash equivalents, end of period	$2,241	$-	$2,241

Note 10. Subsequent Events.

In response to the losses which have been incurred and the Company’s current credit position and in an effort to return the Company to profitability, actions have been taken since the end of the first quarter.  These actions include significant changes to operations in both our Atchison and Pekin facilities.

On  October 20, 2008 the Company announced that it had signed a non-binding letter of intent to acquire its flour requirements from a third party, was ceasing operations at its flour mill in Atchison, Kansas and was  reducing its workforce by approximately 44 persons.  The workforce reduction consisted of a combination of temporary lay-offs and early retirement offers.  On November 6, the Company announced that  the anticipated supply contract for flour had been signed, and the layoffs will now become permanent.

On November 5, the Company announced plans to significantly reduce production of commodity wheat proteins and starches by ceasing protein and starch production operations at its Pekin, Illinois plant, effective November 12.  The majority of the Pekin facility’s protein and starch production consist of gluten and commodity starches.  The action will result in an additional  work force reduction of approximately 70-80 persons, consisting of a combination of lay-offs and early retirement offers.  The Company also announced that it intends to curtail fuel alcohol production at Pekin until market conditions become more favorable.  Market economics for fuel alcohol have continued to erode, with recent prices being at or below production cost.

The Company decided to close its flour mill because it can no longer produce flour for its own use at costs that are competitive with those of third party producers.  It is ceasing starch and protein operations at its Pekin facility due to continuing losses in its lower valued product lines and because it has underutilized ingredient solutions segment facilities at both of its production facilities.  Going forward, management expects to concentrate its efforts on the production of value added proteins and starches.

Special charges will be recognized in the second quarter to write down assets that will no longer be used and for employee termination costs. As a result of the shutdown of protein and starch operations in Pekin and the flour mill operations in Atchison, a special non-cash charge estimated at $6.9 million to write down assets will be recorded during the current fiscal year’s second quarter, which ends December 31, 2008.  The flour mill write-down would be exclusive of costs related to excess leased rail cars associated with flour shipments to the Pekin facility, the effect of which is still being evaluated by management.  The Company now expects to incur an estimated $3 million loss resulting from sales of wheat no longer needed for milling operations.  Related to this wheat sale, the Company had approximately $1.2 million in deferred gains in accumulated other comprehensive income which is expected to be recognized in quarter two.  The Company additionally expects to incur approximately $2.5 in severance related charges associated with early retirements and job eliminations during the second quarter.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

General

Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations—General, incorporated by reference to Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 for certain general information about our principal products and costs.

Critical Accounting Policies and Estimates

Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, incorporated by reference to Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, for a discussion of our critical accounting policies and the use of certain judgments and estimates in the preparation of our financial statements.  As stated therein, the Company tests its long-lived assets for impairment whenever events or conditions and circumstances indicate a carrying amount of an asset may not be recoverable.  During the first quarter of our fiscal year, declines in overall equity values, including our common stock value, triggered an impairment evaluation.  Updated forecasts that reflect recent changes made to our business were used in this analysis.  The use of forecast requires considerable management judgment.  Management believes the judgments used in this analysis are reasonable.  The testing and analysis did not identify any impairment at September 30, 2008.

CHANGES IN SEGMENT REPORTING

For the quarter ended September 30, 2008, the Company refined its methodology for assessing identifiable earnings (losses) before income taxes for all segments whereby only direct sales, general and administrative costs are allocated to operating segments.  Previously, the Company had allocated substantially all selling, general and administrative expenses to each operating segment based upon numerous factors and attributes.  All selling, general and administrative expenses, not directly attributable to operating segments, have been restated within Corporate income (loss) before taxes for the quarter ended September 30, 2007.  Accordingly, amounts previously disclosed as earnings (loss) before income taxes for the quarter ended September 30, 2007 have been adjusted to reflect these changes.

DEVELOPMENTS IN THE INGREDIENT SOLUTIONS AND DISTILLERY PRODUCTS SEGMENTS

In order to become more efficient and effective and to improve our results, we have decided to refocus our business on the production of our value added products.   Management believes the steps it has taken will help enable the Company to return to profitability, be more competitive, and allow the Company to negotiate a credit agreement and financing that will enable the Company to maintain operations.

Among the more important reasons for the decision to re-focus the business are the following:

-	Market economics for fuel grade alcohol have continued to erode, and recent prices have been at or below production cost.
-	Incremental ethanol production decisions have been made difficult by continued volatility in corn and ethanol prices.
-	With current ethanol industry capacity in excess of federal mandates, it does not seem likely that there will be a return to equilibrium in the ethanol markets in the short term.
-	We have underutilized ingredients solutions segment facilities at both of our production facilities, and our heritage platform business has experienced continuing losses.
-	We can no longer produce flour for our own use at costs that are competitive with those of third party producers.

Subject to contractual obligations, we will be substantially exiting the commodity wheat gluten  business and will curtail our commodity starch and fuel grade alcohol production.  We anticipate that by curtailing fuel alcohol production we  will reduce our total annual operating distillery capacity from 120-130 million gallons to approximately 84 million gallons, of which we expect  fuel grade alcohol will be approximately 29 million gallons (compared with 61 million gallons in fiscal 2008.)  Because we will be producing less fuel grade alcohol and using less corn in the process, we also will produce less distillers feed.   By closing protein and starch production at Pekin, we will reduce the volume of our ingredient solutions business by approximately 20 percent, in terms of pounds, substantially all of which will be our lower margin commodity starch and protein products.  We are in the process of  making the following changes to our operations:

-
As previously announced, to shorten our supply chain and improve margin management, we have entered a supply contract for flour with ConAgra Mills whereby ConAgra will supply our wheat flour requirements for use in the production of protein and starch ingredients.  We have discontinued our own mill operations. Because we will no longer be producing flour from wheat, we will no longer produce  mill feed as a by product of this process.

-
We intend to focus our ingredient solutions segment on value added products.  We will shut down our commodity and starch production facilities in  Pekin, Illinois on November 12, 2008.  We will seek to limit our flour purchases to  quantities needed to service our specialty starch business, and will only keep limited inventories of flour on site.  To the extent our flour purchases for specialty starch production cannot support our specialty protein business, we will purchase gluten for our needs.  As a result of these changes, we expect to substantially reduce our production of commodity starches and proteins, which, subject to existing contracts, will now essentially be produced only as by-products.  Our commodity starches and proteins accounted for approximately 41.3 percent and 32.3 percent of our ingredient solutions  segment revenues  in fiscal 2008 and in the first quarter of fiscal 2009, respectively.

-
We do not anticipate that we will derive much value from our Pekin ingredient solutions segment assets going forward, as they are on our plant site and we do not expect to sell them.  We may transfer certain of these assets to our Atchison facility or use them for spare parts as conditions dictate.

-
During  fiscal 2008 and the first quarter of fiscal 2009, we estimate that our ethanol sales accounted for approximately 46.1 percent  and 35.3 percent of our distillery segment revenues.  As noted above, unless and until market dynamics change, we intend to produce fuel alcohol only to the extent necessary to keep our plant in operation, thereby significantly curtailing our production of fuel alcohol, and to focus our distillery segment on food grade alcohol.  Historically we have produced substantially all of our food grade alcohol at Atchison and substantially all of our fuel grade alcohol at Pekin. We estimate that we will now be running our Pekin distillery at approximately 50 percent if its historical fuel grade capacity, most of which capacity will now be devoted to the production of food grade alcohol.

-
As a result of the shutdown of protein and starch operations in Pekin and the flour mill operations in Atchison, a special non-cash charge estimated at $6.9 million to write down assets will be recorded during the current fiscal year’s second quarter, which ends December 31, 2008.  The write-down would be exclusive of costs related to excess leased rail cars associated with flour shipments to the Pekin facility, the effect of which is still being evaluated by management. We now expect to incur an estimated $3 million loss resulting from sales of wheat no longer needed for milling operations.  Related to these wheat sales, we had approximately $1.2 million in deferred gains in accumulated other comprehensive income, which we  expect to recognize in the second quarter.  We also expect to incur approximately $2.5 in severance related charges associated with early retirements and job eliminations during the second quarter.

DEVELOPMENTS IN THE OTHER SEGMENT

For the quarter ended September 30, 2008, sales of our plant-based biopolymers increased substantially with a 271 percent increase in unit sales compared to the quarter ended September 30, 2007.  These products continue to represent an emerging area of our business.  Our plant-based biopolymers products continue to undergo further research and development as we explore additional enhancements to expand their functionality and use capabilities.

We continue to evaluate the strategic alternatives for the plant and equipment at our Kansas City facility, and are pursuing the sale of the assets. At September 30, 2008, this facility is presented as an asset held for sale.  This related debt is presented as Liabilities Held for Sale on the balance sheet.

SEGMENT RESULTS

The following is a summary of revenues and pre-tax profits / (loss) allocated to each reportable operating segment for the quarterly periods ended September 30, 2008 and 2007.  For additional information regarding our operating segments, see Note 6-Operating Segments included under Part 1, Item 1, Financial Statements of this Form 10-Q and incorporated herein by reference.

	Quarter Ended
	September 30, 2008	September 30, 2007
(in thousands)
Ingredient solutions
Net Sales	$25,897	$22,288
Pre-Tax Income (Loss)	(5,389)	2,107
Distillery products
Net Sales	71,382	64,358
Pre-Tax Income (Loss)	(12,926)	2,408
Other
Net Sales	1,741	1,331
Pre-Tax Income (Loss)	237	(56)

GENERAL

Consolidated earnings for the first quarter of fiscal 2009 decreased compared to the same period in fiscal 2008 with a net loss of $17,243,000 on consolidated sales of $99,020,000 versus a net loss of $353,000 on consolidated sales of $87,977,000 in the first quarter of fiscal 2008.  This decrease in earnings was primarily the result of increasing cost of sales resulting primarily from higher grain costs, partially offset by increased revenue. Earnings in the ingredient solutions segment declined over the same period in fiscal 2008 primarily due to higher wheat prices while earnings in our distillery products segment declined due primarily to continued higher corn and natural gas prices coupled with reduced unit sales.  The positive earnings performance in the other segment, consisting primarily of business lines for pet product and plant-based biopolymer applications, was primarily the result of improvements in the plant-based biopolymer business line as well as reduced per-unit operating costs in the pet product business line.

INGREDIENT SOLUTIONS

Total ingredient solutions sales revenue for the quarter ended September 30, 2008 increased by $3.6 million, or 16.2 percent, compared to the quarter ended September 30, 2007.  Revenues for specialty ingredients, consisting of specialty proteins and specialty starches, increased during the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007 by $3.7 million, or 26.7 percent.  Revenues for specialty proteins increased as a result of increased per unit prices, partially offset by lower unit sales.  Revenues for specialty starches rose as a result of improved pricing as well as improved unit sales. Revenues for vital wheat gluten for the quarter ended September 30, 2008 decreased by $1.0 million, or 12.9 percent, primarily as a result of reduced sales volume partially offset by improved pricing.  Revenues for commodity starch increased $914,000, or 126 percent, as a result of increased sales volume as well as improved pricing.  While revenues for the ingredient solutions segment improved overall, margins continued to be significantly impacted by increased cost of sales related to record high wheat prices.  The per bushel cost of wheat for the quarter ended September 30, 2008 increased by 41.4 percent over the quarter ended September 30, 2007.

DISTILLERY PRODUCTS

Total distillery products sales revenue for the quarter ended September 30, 2008 increased $7.0 million, or 10.9 percent, compared to the quarter ended September 30, 2007.  This increase was due to increased revenues related to food grade alcohol of $9.4 million, or 35.8 percent, over the quarter ended September 30, 2007. Increases in revenue for food grade alcohol were attributable to both increased volume as well as improved per-unit pricing.  Also contributing to this increase were improvements in distillers feed revenue.  These factors, which led to increased revenue for distillery products, were partially offset by reduced revenue for fuel grade alcohol due to reduced production levels,  partially offset by improvements in pricing. While revenues for distillery products improved for the quarter ended September 30, 2008, margins were still significantly impacted by increased cost of sales related to increased corn prices compared to the quarter ended September 30, 2007.  For the quarter ended September 30, 2008, the per-bushel cost of corn, before adjustments for the impact of our hedging practices, averaged nearly 49.3 percent higher than the quarter ended September 30, 2007. These increased costs yielded a substantial loss for the segment.

OTHER PRODUCTS

For the quarter ended September 30, 2008, revenues for other products, consisting primarily of pet products and plant-based biopolymers, increased $410,000, or 30.8 percent, compared to the quarter ended September 30, 2007.  This increase was the result of increased unit sales of our plant-based biopolymer products as well as improved pricing for such products. This increase in sales for our other segment was partially offset by reduced revenues related to our pet products.

SALES

Net sales for the quarter ended September 30, 2008 increased $11.0 million, or 12.5 percent, compared to the quarter ended September 30, 2007 as a result of increased sales in all segments.  Increased sales in the ingredient solutions segment were related to improved unit sales for specialty and commodity starches as well as overall improvements in pricing for both commodity and specialty products.  Sales in the distillery products segment as a whole improved as a result of improved pricing and increased unit sales of food grade alcohol partially offset by reduced production for fuel grade alcohol.  Per unit prices for food grade alcohol improved approximately 5.9 percent compared to the quarter ended September 30, 2007.  Revenues for distiller’s grain improved as a result of increased per-unit pricing.  Net sales for our other segment increased as a result of improved unit sales of plant-based biopolymer products as well as improved unit pricing.  These factors, which served to improve revenue from our other segment ,were partially offset by reduced revenue related to our pet treat line of products as a result of significantly reduced unit sales partially offset by improved pricing.

COST OF SALES

For the quarter ended September 30, 2008, cost of sales rose $33.6 million, or 40.9 percent, while sales increased 12.5 percent compared to the quarter ended September 30, 2007.  This increase was primarily the result of higher grain costs as well as increased costs of other inputs used in the manufacturing process.  Our higher grain costs were directly the result of higher grain prices experienced during the quarter ended September 30, 2008.  For the quarter ended September 30, 2008, before adjustment for the impact of our hedging practices, the per-bushel cost of corn averaged nearly 49.3 percent higher than the quarter ended September 30, 2007.

For the quarter ended September 30, 2008, the per-bushel cost of wheat averaged nearly 41.4 percent higher than the quarter ended September 30, 2007.  The average cost for natural gas increased 42.7 percent.

As described in Note 4 of our Notes to Condensed Consolidated Financial Statements, incorporated herein by reference, effective April 1, 2008, we elected to discontinue the use of hedge accounting for all commodity derivative positions.  Accordingly, changes in the value of derivatives subsequent to March 31, 2008 are recorded in cost of sales in the Company’s Consolidated Statements of Income.  As of March 31, 2008, the cumulative mark-to-market adjustment of $4.2 million net of tax of $2.8 million included in accumulated other comprehensive income was related to derivative instruments that had previously been designated for hedge accounting under the framework of SFAS 133.  Gains related to those derivative instruments have remained in accumulated other comprehensive income until the forecasted transactions to which the specific hedged positions impact earnings.  As of September 30, 2008, approximately $1.2 million in deferred gains on previously designated derivative instruments remained in accumulated other comprehensive income.  We anticipate the forecasted transactions to which these positions relate will impact earnings in the second quarter of fiscal 2009 with a corresponding recognition of the $1.2 million in deferred gains.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the quarter ended September 30, 2008 decreased by $164,000 compared to the quarter ended September 30, 2007.

For the quarter ended September 30, 2007, professional fees of $568,000 related to the settlement of the Company’s two year patent infringement and contract litigation were included within selling, general and administrative expenses.  Upon settlement of this litigation during the quarter ended December 30, 2007, this amount was reclassified and netted against the gain on the settlement of the litigation.  Adjusting for this amount, selling, general and administrative expenses remained relatively flat for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007.

As a result of changes we are making within the organization referred to in Developments in the Ingredient Solutions and Distillery Products Segments, we anticipate lower selling, general and administrative costs in future periods.

OTHER INCOME, NET

Other income, net, decreased $149,000, or 78.4 percent, for the quarter ended September 30, 2008, respectively, compared to the quarter ended September 30, 2007.  This decrease was principally attributable to changes in interest capitalized as well as to the effect of certain other non-recurring, non-operating revenue items.  It is our practice to credit other income for capitalized interest.

INTEREST EXPENSE

Interest expense for the quarter ended September 30, 2008 increased $452,000 compared to the quarter ended September 30, 2007.  These increases were the result of higher balances and higher interest rates on our outstanding line of credit compared to the same periods in the prior year.  These increases were partially offset by reduced balances on our long-term notes payable. We anticipate an increase in interest expense during the second quarter due to an increase in the rates under the amendment to our credit facility effected as of November 7, 2008.

EQUITY IN LOSS OF JOINT VENTURE

Equity in the loss of our joint venture was $16,000 for the quarter ended September 30, 2008.  On July 17, 2007, we completed a transaction with Crespel and Dieters GmbH & Co. KG for the formation and financing of a joint venture, D.M. Ingredients, GmbH (“DMI”), located in Ibbenburen, Germany.  DMI’s primary operation is the production and tolling of the Wheatex series of textured wheat proteins made from vital wheat gluten for marketing by MGPI domestically and, through our partner and third parties, internationally.  Currently, the joint venture is utilizing a third party toller in the Netherlands to produce the Wheatex products.  We own a 50 percent interest in DMI, and account for it using the equity method of accounting.  As of September 30, 2008, we had invested $375,000 in DMI since July 2007.

For the quarter ended September 30, 2008, DMI incurred a net loss of $32,000 related to costs incurred for the initial implementation of operations.  No sales revenue was reported.  As a 50 percent joint venture holder, our equity in this loss was $16,000.

DMI’s functional currency is the European Union Euro.  Accordingly, changes in the holding value of the Company’s investment in DMI resulting from changes in the exchange rate between the U.S. Dollar and the European Union Euro are recorded in other comprehensive income as a translation adjustment on unconsolidated foreign subsidiary net of deferred taxes.

INCOME TAXES

For the quarter ended September 30, 2007 , we had an income tax benefit of $152,000 resulting in an effective rate of 30 percent.  For the quarter ended September 30, 2008, our income tax benefit was $6.3 million for an effective rate of 26.7 percent. This rate differs from our statutory rate primarily due to a valuation allowance of approximately $1.8 million.   Management determined a valuation allowance was needed for state NOLs and credit carryforwards that are not more likely than not of being realized.  Since the end of the fiscal year ended June 30, 2008, there has been no change in our uncertain tax positions.  As a result of filing our fiscal 2008 tax return, we anticipate receiving a tax refund of $9.2 million of which $1.2 million has been received subsequent to September 30, 2008.

NET INCOME

As the result of the factors outlined above, we experienced a net loss of $17,243,000 in the quarter ended September 30, 2008 compared to a net loss of $353,000 in the quarter ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Historically, the principal sources of our cash have been operating cash flow and borrowings  under our credit agreement.  Historically, principal uses of cash are capital expenditures, payment of debt and the payment of dividends.  As a result of losses incurred during the year ended June 30, 2008, we anticipate receiving tax refunds aggregating approximately $9.2 million during the second quarter of fiscal 2009.  However, under a recent amendment to our credit agreement we must use approximately $8.0 million of this refund to reduce borrowings under the credit agreement.  This payment will not reduce our lenders' commitment under the credit agreement.

During the past six quarters, we have relied on borrowings under our credit agreement to operate.   As of  June 30, 2008 we were in default under certain of the financial covenants of our credit agreement. At October 25, 2008, we also were in forbearance default under interim financial covenants that applied during a forbearance period that our lenders had agreed to following our June 30 covenant default.  As a result of either default, our lenders could have terminated our ability to borrow or accelerated our debt.  However, to date, they have not done so.  Our lenders have been willing to continue working with us notwithstanding our covenant defaults, and at present we do not believe that they will terminate our credit or accelerate our debt.   However, one of our lenders would like us to find new financing and we believe that we will have to do so on or before our credit agreement’s outside expiration date of September 3, 2009.   At present, our lenders have approved an amendment to our credit agreement which extends the standstill period to February 27, 2009 and which imposes new interim financial measures.  Based on recent discussions with one of our lenders, we believe that if we meet the new performance measures, two of our current lenders will be willing to enter into a new, asset based lending arrangement with us before February 27, 2009.  Terms of any such agreement are not known.  Further, discussions are at a preliminary stage and they are under no legal obligation to enter a new financing arrangement with us.

We believe that our ability to continue operating after February 27, 2009 is dependent on our ability to either obtain further forbearance from our current lender group or secure a new credit agreement or other financing.

As noted elsewhere herein, we are taking steps to focus our business on the production of value added products. We believe these measures will improve our operating performance. We expect them to reduce our operating costs.  As a result of the measures that we are taking, we believe that cash flows from operating activities and the amounts available under the credit agreement should be sufficient to provide for our projected needs through February 27, 2009, by which date we anticipate obtaining  a new credit facility. We also forecast a return to profitable operations by next fiscal year.   It should be noted that these are forward looking statements and that our projected cash needs, projected sources of liquidity and anticipated  results depend on a number of factors, some of which are beyond our  control, including  commodity prices, natural gas prices, our ability to liquidate inventories as planned, the level of our  capital expenditures, the amount of margin calls on our commodity trading accounts, the willingness of our suppliers to extend normal trading terms, receipt of tax refunds and compliance with the new interim covenants imposed by our lenders.  It should also be noted that we have made no allowance for margin calls in our projected cash needs.  During the quarter ended September 30, 2008, we paid $1.4 million (net of draws)  in margin calls.  Subsequent to September 30, we have had net margin calls of $4.6 million through November 10th.

Inasmuch as the amount available to us under our credit Agreement at September 30, 2008 was only $4.3 million,  until we obtain a new credit facility we will need to take particular care in managing our cash flows and may be unable to take advantage of  certain business opportunities that would otherwise be available to us.  For example, notwithstanding current favorable grain prices, we are not taking long forward positions in grain in order to conserve our cash.  This could result in higher future expenses if prices change adversely.  In addition, commencing in September, management extended the payment dates of vendors to preserve cash but we were substantially current with our payment obligations as of November 10, 2008.

Although our lenders continue to work with us, if they were to terminate our credit agreement, we might not have sufficient funds available to us to continue normal operations.   If our lenders were to accelerate our debt, it could result in the acceleration of debt under other secured obligations that we are subject to. We would be unable to repay our debt immediately.  If any such event occurred,  we would require alternate funding and might, in the case of acceleration, suffer foreclosure on the collateral we have pledged to our lenders.   We may not be able to access additional sources of financing on similar terms or pricing as those that are currently in place under our  credit agreement and other debt, or at all, or otherwise obtain other sources of funding.  Presently, the short term prospects for conventional bank financing outside our current lending group do not appear promising.   The recent turmoil in the credit markets has adversely impacted the willingness of many banks to extend credit to new customers.  Therefore, depending on whether one or more of our current lenders remains willing to continue making financing available to us, among other measures we may have to consider issuing equity or convertible debt, which could significantly dilute existing shareholders,  further reducing our expenses and capital expenditures, which may impair our ability to increase revenue and grow operating cash flows, and selling some  of our assets.

The following table is presented as a measure of our liquidity and financial condition:
(Dollars in thousands)
	September 30,	June 30,
	2008	2008
Cash and cash equivalents	$-	$-
Working capital	36,202	51,127
Amounts available under lines of credit	4,344	17,000
Credit facility, liabilities related to assets held for sale and long-term debt (including current maturities)	60,319	33,493
Stockholders’ equity	118,326	136,874

	Year to Date Ended
	September 30,	September 30,
	2008	2007
Depreciation and amortization	3,425	3,827
Capital expenditures	1,686	1,477
EBITDA(1)	(19,352)	3,598

(1)	EBITDA equals earnings before interest, taxes, depreciation and amortization.

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

The following table sets forth a reconciliation of net income to EBITDA for the year to date periods ended September 30, 2008 and 2007 (in thousands):

	Quarter Ended
	September 30, 2008	September 30, 2007 (1)

Net income	$(17,243)	$(353)
Provision (benefit) for income taxes	(6,262)	(152)
Interest expense	728	276
Depreciation	3,425	3,827
EBITDA	$(19,352)	$3,598

The following table sets forth a reconciliation of EBITDA  to cash flows from operations for the quarters ended September 30, 2008 and 2007 (in thousands):

	Quarter Ended
	September 30, 2008	September 30, 2007 (1)

EBITDA	$(19,352)	$3,598
Benefit (provision) for income taxes	6,262	152
Interest expense	(728)	(276)
Equity in loss of joint venture	16	-
Non-cash charges against (credits to) net income:
Deferred income taxes	(812)	1,828
Loss (gain) on sale of assets	(85)	10
Changes in operating assets and liabilities	(10,939)	(8,474)
Cash flow from operations	$(25,638)	$(3,162)

(1)	See Note 9 to Notes to Condensed Consolidated Financial Statements.

CASH FLOW INFORMATION

Summary cash flow information follows for the quarters ended September 30, 2008 and 2007, respectively:  (Dollars in thousands)

	Quarter Ended
	September 30,	September 30,
	2008	2007(1)
Cash flows provided by (used for):
Operating activities	$(25,638)	$(3,162)
Investing activities	(1,199)	(1,477)
Financing activities	26,837	2,980

Increase (decrease) in cash and cash equivalents	-	(1,659)
Cash and cash equivalents at beginning of year	-	3,900
Cash and cash equivalents at end of year	$-	$2,241

(1)	See Note 9 to Notes to Condensed Consolidated Financial Statements.

During the quarter ended September 30, 2008, our consolidated cash remained at zero compared to a decrease of $1,659,000 during the quarter ended September 30, 2007.  Reduced operating cash flow resulted from an increase in net loss from $353,000 to $17,243,000 and increases in refundable income taxes and other current assets, primarily receivables and inventories.   Cash outflows related to capital expenditures during the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007 were reduced.  Additionally, net proceeds from our line of credit provided a source of cash.

Operating Cash Flows.  Summary operating cash flow information for the quarters ended September 30, 2008 and 2007, respectively, is as follows:  (Dollars in thousands):

	Quarter Ended
	September 30,	September 30,
	2008	2007(1)

Net income (loss)	$(17,243)	$(353)
Depreciation	3,425	3,827
Loss (gain) on sale of assets	(85)	10
Deferred income taxes	(812)	1,828
Equity in loss of joint venture	16	-
Changes in working capital items:
Restricted cash	(2,060)	3,306
Accounts receivable	138	3,807
Inventory	3,486	(8,960)
Accounts payable and accrued expenses	(977)	(2,768)
Deferred credit	(223)	(310)
Income taxes payable/receivable	(6,466)	(1,212)
Gains previously deferred in other comprehensive income	(1,474)	-
Other	(3,363)	(2,337)
Net cash used in operating activities	$(25,638)	$(3,162)

(1)	See Note 9 to Notes to Condensed Consolidated Financial Statements.

Cash flow from operations for the quarter ended September 30, 2008 decreased $22,476,000 to ($25,638,000) from ($3,162,000) for the quarter ended September 30, 2007.  This decline in operating cash flow was primarily related to the increase in net loss of $16,890,000 from a net loss of $353,000 for the quarter ended September 30, 2007 to a net loss of $17,243,000 for the quarter ended September 30, 2008.  Other factors leading to a decrease in operating cash flow were an increase in restricted cash of $2,060,000 for the quarter ended September 30, 2008 compared to a decrease of $3,306,000 for the quarter ended September 30, 2007 and an increase in taxes receivable of $6,466,000 for the quarter ended September 30, 2008  compared to an increase of only $1,212,000 for the quarter ended September 30, 2007.  These factors, which served to reduce operating cash flow, were partially offset by a decrease in inventory of $3,486,000.  Additionally, operating cash flow was impacted by the timing of cash receipts and disbursements resulting in an increase in accounts receivable and an increase in accounts payable, partially offset by the pre-payment of certain expenses.

Investing Cash Flows.  Net investing cash outflow for the quarter ended September 30, 2008 was $1,199,000 compared to $1,477,000 for the quarter ended September 30, 2007.  During the quarter ended September 30, 2008, we made investments to our operating plant of $1,686,000.  These investments were partially offset by the net proceeds from the sale of a corporate aircraft of $487,000.

Financing Cash Flows.  Net financing cash flow for the quarter ended September 30, 2008, was $26,837,000 compared to $2,980,000 for the quarter ended September 30, 2007 for a net increase in financing cash flow of $23,857,000.  During the quarter ended September 30, 2008, we had net draws of $27,656,000 under our operating line of credit compared to net draws of $4,000,000 for the quarter ended September 30, 2007.  Proceeds from stock plans were relatively minimal due to reduced option exercise activity as a result of the reduced price of our stock.

HEDGING AND INVENTORY COSTS

Included within the carrying value of inventory of $60,134,000 as of September 30, 2008 is the market value of derivative instruments related to our hedging strategy of ($1,763,000). This value represents mark-to-market losses on open undesignated derivative contracts.

In connection with the purchase of raw materials, principally corn and wheat, for anticipated operating requirements, we sometimes enter into various commodity derivative contracts to manage the risk of future grain price increases.  During the quarter ended September 30, 2008, we utilized derivatives to hedge approximately 57 percent of corn processed compared with approximately 17 percent of corn processed in the quarter ended September 30, 2007.   Additionally, we utilized derivatives to hedge approximately 81 percent of wheat processed compared with no hedging of wheat processed in the quarter ended September 30, 2007.  Raw material costs in the quarter ended September 30, 2008 included a net hedging gain of approximately $119,000 compared to a net hedging loss of $730,000 in the quarter ended September 30, 2007.

These hedge transactions are highly effective.  Accordingly, nearly all related losses were entirely offset by reduced raw materials costs.

As of September 30, 2008, through the use of derivative contracts, we had hedged 23 percent of our projected corn consumption, for the remainder of the fiscal year.  Including cash purchases, we have hedged 24 percent of our projected corn consumption, for the remainder of the fiscal year.

As described in Note 4 of our Notes to Condensed Consolidated Financial Statements included elsewhere herein, effective April 1, 2008, we elected to discontinue the use of hedge accounting for all commodity derivative positions.  Accordingly, changes in the value of derivatives subsequent to March 31, 2008 are recorded in cost of sales in the Company’s Consolidated Statements of Income.  As of March 31, 2008, the cumulative mark-to-market adjustment of $4.2 million net of tax of $2.8 million included in accumulated other comprehensive income was related to derivative instruments that had previously been designated for hedge accounting under the framework of SFAS 133.  Gains related to those derivative instruments have remained in accumulated other comprehensive income until the forecasted transactions to which the specific hedged positions relate occurred.  As of September 30, 2008, approximately $1.2 million in deferred gains on previously designated derivative instruments remained in accumulated other comprehensive income.  We anticipate the forecasted transactions to which these positions relate to will impact earnings in the second quarter of fiscal 2009 with a corresponding recognition of the $1.2 million in deferred gains.

CONTRACTUAL OBLIGATIONS

On November 6, we entered into a Supply Agreement to purchase our requirements of wheat flour from  Conagra Foods Food Ingredients Company, Inc.  The Agreement has a term of five years and is automatically renewable for an additional term of 5 years unless either party gives at least 180 days written notice of termination.  Pricing is based on a formula which varies depending on changes in several factors, including wheat futures prices, millfeed prices and freight costs.  There is no stated minimum quantity required to be purchased.

As of November 7, we entered a new amendment to our credit agreement with our bank lenders which extended the standstill period thereunder and which imposed new interim financial covenants summarized below under “Financial Covenants.”  Other terms in the amendment include (i) a provision limiting loans to base rate loans, with an increase in the interest rate on outstanding borrowings from LIBOR plus 2.75% or prime plus 0.50% to base rate, as defined plus 3%, with base rate being not less than the greater of 4%, Agent’s prime rate or the federal funds rate plus 1%, an amendment fee of $110,000, (ii) an amendment fee of $110,000 (we expect related legal and other professional fees to be approximately $100,000),  (iii) a fee of 1% of the outstanding credit commitment, as defined, payable on February 27, 2009 unless all outstanding obligations are paid in full and the credit agreement is terminated (this contingent fee is estimated at $350,000), (iv) the pledge of substantially all of the Companys remaining unpledged assets, (v) restricting our use of a portion (approximately $9.2 million) of the commitment under the credit agreement in an amount equal to a tax refund anticipated to be received in the second quarter generally to either fund margin calls or for other grain hedging positions, and (vi) requiring us to use any portion of such anticipated tax refund received after November 7 (estimated at approximately $8.0 milllion) to reduce outstanding borrowings under the credit agreement.

After receipt of the full tax refund anticipated in the second quarter, the effect of the provision described in clause (v) above is to limit approximately $9.2 million of our total availability under the credit agreement to application against margin calls and other sums owing with respect to grain hedging positions. The prepayment requirement referred to in clause (vi) above would not reduce the lenders' total commitment under the credit agreement.

As noted above, the second amendment expands the lien securing our obligations to the lenders so that it now covers substantially all of our assets, excluding our new office building and laboratory in Atchinson and our interest in our German joint venture, and property at our KCIT facility in Kansas City so long as it is encumbered by existing liens.  We are obligated to deliver a recordable mortgage with respects to our Atchinson facility by November 17.  We are also required to cause any person acting as a commodity intermediary to execute a commodity account control agreement in favor of our lenders.

CAPITAL EXPENDITURES.

In the year to date we have spent $1.7 million in capital expenditures and have commitments for an additional $2.2 million, which we anticipate, will be spent within the next 12 months.

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

The Illinois Environmental Protection Agency (IEPA) held a public hearing regarding the fuel boiler cogeneration facility on July 14, 2008.  This hearing represented one step toward receiving a permit for the facility.  The hearing was followed by a written public comment period, which ended on August 13.  If the IEPA determines to issue a construction permit, it will be effective 35 days after the date of issue to allow for an appeal period for interested parties.  Barring an appeal, we would expect to receive a construction permit at the end of the 35 day waiting period.

After an operating license is granted and a third party energy provider is identified to build the facility, we anticipate that it would take approximately two years to construct and put the facility into operation.

The facility is proposed to be located on a site that we would lease to the provider which is located on our plant's 49-acre site.  It will be utilized to produce steam to power the plant's distillery, wheat gluten (protein) and wheat starch production processes.  In addition, a portion of the generated steam will be used to supply the plant's electrical needs.  Excess energy will be available for sale by the provider to others.

LINE OF CREDIT

Our credit agreement, as amended, provides a $55 million revolving credit facility that, except as noted below,  is available for general working capital needs in addition to permitted capital expenditures, investments, acquisitions and stock repurchases, as defined in the credit agreement. As amended as of November 7, 2008, we are only permitted to use an amount of the commitment equal to our anticipated tax refund described herein (approximately ($9.2 million) for opening and maintaining grain hedging contracts.  We will be required to use approximately $8.0 million of that refund to reduce outstanding borrowings under our credit agreement, although the lenders' aggregate commitment after such payment will remain at $55 million.  Our credit agreement will expire on the earlier of February 27, 2009 (subject to extension by our lenders or earlier termination if we commit a forbearance default) or September 3, 2009. As of September 30, 2008, we had $50.7 million in outstanding borrowings under the credit agreement. At November 10, 2008, after giving effect to payments made on such date, the Company had approximately $3.8 million available under its credit agreement.

As previously reported, as of June 30, 2008, we were in default under our covenants related to the leverage ratio, the fixed charge coverage ratio and the tangible net worth requirements of our credit agreement. On September 3, 2008, our lenders agreed to amend the credit agreement in several respects, including imposing new, monthly interim minimum adjusted EBITDA requirements (as defined in the credit agreement) of $(7,500,000) for July, $(2,500,000) for August and $(1,400,000) for September, and minimum tangible net worth requirements (as defined in the credit agreement of $125,000,000 at the end of July, $123,000,000 at the end of August and $121,000,000 at the end of September.   We met the new requirement for July and August but did not do so for September.  As a result, the lenders under our credit agreement could, among other remedies, have reduced our borrowing base under the credit agreement, declined to extend us further credit and/or accelerated our debt and declared that such debt was immediately due and payable. However, our lenders did not take these actions. Our lenders have not terminated our credit or accelerated our debt, but have continued to honor our draws under our credit agreement.    They have approved an amendment extending the standstill period as described above and imposing new financial covenants summarized below.

FINANCIAL COVENANTS

Under our credit agreement prior to its amendment we were required to maintain a fixed charge coverage ratio (adjusted EBITDA minus taxes and dividends to fixed charges) of not less than 1.5 to 1 on a trailing four quarter basis and were required to maintain at the end of each fiscal quarter;

• working capital (current assets minus the sum of current liabilities and the unpaid principal balance of the revolving credit loans to the extent not a current liability) of $40 million;

• tangible net worth of not less than $135 million plus (i) an amount equal to 50% of consolidated net income (but not loss) subsequent to June 30, 2008 minus (ii) cumulative stock purchases after June 30, 2008; and

• a leverage ratio (senior fund debt to adjusted EBITDA (EBIDTA plus non cash losses, minus noncash gains, minus or plus, as the case may be, extraordinary income or losses).

Recently our lenders agreed to a new standstill period and imposed new, interim financial covenants.  These require the Company to maintain fiscal year to date adjusted EBITDA (EBITDA adjusted to eliminate any mark-to-market adjustments reflected in net income) of ($30.0 million) at the end of October 2008, ($44.0 million) at the end of November 2008, and ($46.0 million) at the end of December 2008 and January 2009.

Our credit agreement contains various other covenants, including ones limiting our ability to incur liens, incur debt, make investments, make capital expenditures, dispose of assets, issue stock, or purchase stock. While the initial agreement permitted us to pay dividends in the ordinary course, we were required remain in compliance with our financial covenants.  Due to market conditions and our resulting negative cash flow from operations since June 30, 2008 we have not been able to pay dividends as a result of the fixed charge coverage ratio maintenance requirement in our credit agreement. Further, under subsequent amendments to the credit agreement we are prohibited from paying dividends without the consent of our lenders.

WORKING CAPITAL

COMPARISON TO JUNE 30, 2008

Our working capital decreased $14,925,000 from June 30, 2008 to September 30, 2008.  This decrease was primarily the result of higher outstanding balances on our revolving credit facility partially offset by an increase in refundable income taxes, deposits, prepaid expenses and restricted cash balances held with our hedge trading broker.

COMPARISON TO SEPTEMBER 30, 2007

During the twelve month period ended September 30, 2008, our consolidated cash decreased $2,241,000.  The twelve month decrease was primarily a result of an increase in inventory carrying costs, deposits on pending grain purchases and lower operating cash flow related to increased net loss. Additionally, we incurred capital expenditures of $7,641,000 for the twelve month period ended September 30, 2008, yielding a higher investment in property and equipment.  We financed capital expenditures, increased inventory and our operations using our revolving credit facility.

During the twelve month period ended September 30, 2008, our working capital decreased $20,304,000, primarily as a result of increased balances outstanding on our revolving credit facility and increased accounts payable.  These factors, which served to reduce working capital, were partially offset by increased inventories, deposits on pending grain purchases, income taxes receivable and increased accounts receivable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

For inventory and open futures, the table below presents the carrying amount and fair value at September 30, 2008 and June 30, 2008.  We include the fair values of open contracts in inventories or other accrued liabilities in our balance sheet.

	At September 30, 2008		At June 30, 2008
As of September 30,	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Inventories
Corn	$4,547,905	$4,173,429	$6,485,147	$7,311,379
Wheat	$9,573,423	$7,643,128	$3,499,541	$3,069,123

	Description and Expected Maturity*	Fair Value	Description and Expected Maturity*	Fair Value
Corn Options
Contract Volumes (bushels)	2,000,000		2,000,000
Weighted Average
Strike Price/Bushel
Long Calls	$5.40	$210,000	$5.40	$4,387,500
Short Calls	$6.20	$(60,000)	$6.20	$(2,990,000)
Short Puts	$5.10	$(815,000)	$-	$-
Contract Amount	$-	$(665,000)	$-	$1,397,500

	Description and Expected Maturity*	Fair Value	Description and Expected Maturity*	Fair Value
Corn Futures
Contract Volumes (bushels)	3,150,000
Weighted Average
Strike Price/Bushel	$5.2224	$4.8750
Contract Amount	$16,451,000	$15,356,000

	Description and Expected Maturity*	Fair Value	Description and Expected Maturity*	Fair Value
Wheat Futures
Contract Volumes (bushels)			400,000
Weighted Average
Strike Price/Bushel			$6.7775	$8.9625
Contract Amount			$2,711,000	$3,585,000

*The latest expected maturity date occurs within one year from date indicated.

We also contractually sell a portion of our fuel grade alcohol at prices that fluctuate with gasoline futures.

Except for our credit facility, our outstanding debt at September 30, 2008 carries fixed interest rates, which limit our exposure to increases in market rates.  We have a $55 million credit facility, which permits borrowings at a rate equal to either a base rate or LIBOR plus an applicable margin.  Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. The recent amendment to our credit agreement discussed herein will result in an increase in our interest rate by approximately 200 basis points.  Based on weighted outstanding borrowings during our first quarter, a 200 basis point increase over the rates actually paid in the first quarter would have increased our interest expense in the first quarter by approximately $184,000.

ITEM 4. CONTROLS AND PROCEDURES.

(a)           Evaluation of disclosure controls and procedures.

            As of the end of the quarter ended September 30, 2008 our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure

(b)           Changes in Internal Controls.

There has been no change in the Company’s internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect MGP Ingredients, Inc.’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is party to a recently filed lawsuit styled  Daniel Martin v. MGP Ingredients, Inc., et al., No. 08-L-697 in the Circuit Court for the Third Circuit, Madison County, Illinois, against the Company and approximately 70 other defendants, wherein the claimant alleges that he contracted desmoplastic mesothelioma from exposure to asbestos. The claimant alleges that in the late 1980’s or early 1990’s his company was retained to install insulation at the Pekin, Illinois facility at the same time that the Company was conducting asbestos abatement projects in the facility. The claimant seeks unspecified compensatory and punitive damages. We intend to defend ourselves vigorously. The matter is in preliminary states of discovery, and at this time we are unable to estimate the amount of potential loss, if any,  with respect to this claim.

ITEM 1A.    RISK FACTORS.

Our failure to comply with covenants in our credit facility could result in the termination of our credit facility, the acceleration of our obligations under such credit facility and trigger other rights.  Turmoil in the credit markets may make it difficult for us to find new lenders.

As previously disclosed, as of  June 30, 2008 we were in default under certain of the financial covenants of our credit agreement.  Our lenders could have terminated our ability to borrow or accelerated our debt but did not do so. Instead, they agreed to an amendment to our credit agreement, which, among other matters, provided for a standstill period expiring on October 31, 2008 unless extended by the lenders or unless terminated due to our default under the new terms set forth in the amendment.   At October 25, 2008, we were in forbearance default under interim financial covenants that applied during the forbearance period that our lenders had agreed to.  As a result, our lenders were again entitled to terminate our ability to borrow or accelerate our debt.  Again they did not do so but approved a new standstill period during which we will be subject to new interim financial covenants.

To date, our lenders have been willing to continue working with us notwithstanding our covenant defaults.  However, they are under no obligation to continue doing so and may exercise their remedies against us at the end of the current forbearance period or sooner if we commit a forbearance period default.  Further,  one of our lenders would like us to find new financing  and we believe that we will have to do so on or before our credit agreement’s outside expiration date of September 3, 2009.   Based on recent discussions with one of our lenders, we believe that two of our current lenders will enter into a new, asset based lending arrangement with us before February 27, 2009, if we meet the new interim performance measures. However, discussions are at a preliminary stage and they are under no legal obligation to enter a new financing arrangement with us.  We believe that our ability to continue operating after February 27, 2009 is dependent on our ability to either obtain further forbearance from our current lender group or secure a new credit agreement or other financing.

If our bank lenders were to terminate our credit, we might not have sufficient funds available to us to continue normal operations.   If our lenders were to accelerate our debt, it could result in the acceleration of debt under other secured obligations that we are subject to. We would be unable to repay our debt immediately.  If any such event occurred,   we would require alternate funding and might, in the case of acceleration, suffer foreclosure on the assets we have pledged to our lenders.  We may not be able to access additional sources of refinancing on similar terms or pricing as those that are currently in place under our  current debt instruments, or at all, or otherwise obtain other sources of funding.  Presently, the short term prospects for conventional bank financing outside our current lending group do not appear promising.   The recent turmoil in the credit markets has adversely impacted the willingness of many banks to extend credit to  new customers.  Therefore, depending on whether one or more of our current lenders are willing to continue making financing available to us, among other steps, we may have to consider issuing equity or convertible debt, which could significantly dilute existing shareholders,  further reduce our expenses and capital expenditures, which may impair our ability to increase revenue and grow operating cash flows, and selling assets.  There can be no assurance that any such strategy would be successful.

Our reduced liquidity could affect our operations.

During the quarter ended September 30, 2008, we had net borrowings of $50.7 million under our credit agreement and at September 30 we had $4.3 remaining capacity available to us.  Although we believe that cash flows from operating activities and the amounts available under the credit agreement should be sufficient to provide for our projected needs through February 27, 2009, until we obtain a new credit facility we will need to take particular care in managing our cash flows and may be unable to take advantage of  certain business opportunities that would otherwise be available to us.  For example, notwithstanding current favorable grain prices, we are not taking long forward positions in grain in order to conserve our cash.  This could result in higher future expenses if prices change adversely.  Our prospects depend on a number of factors, some of which are beyond our control, including  commodity prices, natural gas prices, our ability to liquidate inventories as planned, the level of our capital expenditures, the amount of margin calls on our commodity trading accounts, the willingness of our suppliers to extend normal trading terms, receipt of tax refunds and compliance with the new interim covenants imposed by our lenders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2008 we made no repurchases of our stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of October 25, 2008 we were in forbearance default of certain interim financial covenants under our credit agreement.   See Item 1A.  Risk Factors, above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)     The annual meeting of stockholders of the Company was held on October 16, 2008.

(b)     At the annual meeting, the following persons where elected to the Board of Directors:

Gary Gradinger was elected to the office of Group A Director for a term expiring in 2011 with 15,211,809 common share votes for his election, 369,929 votes withheld.

Laidacker M. Seaberg was elected to the office of Group B Director for a term expiring in 2011 with 410 preferred share votes for his election and zero votes withheld.

Timothy W. Newkirk  was elected to the office of Group B Director for a term expiring in 2011 with 410 preferred share votes for his election and zero votes withheld.

In addition, the terms of Linda E. Miller,  Daryl L. Schaller, Ph.D. and John R. Speirs  as Group A Directors continued after the annual meeting and the terms of Michael Braude, John E. Byom and Cloud L. Cray, Jr. as Group B Directors continued after the annual meeting.

(c) – (d)                                  Not applicable.

ITEM 6. EXHIBITS

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-17196)

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 (File Number 0-17196)

*4.1	Waiver letter dated September 16, 2008 from GE Government Public Finance Inc. and General Electric Capital Corporation

*4.2	Letter dated October 31, 2008 from Commerce Bank extending standstill period under Credit Agreement to November 10, 2008.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.
Date: November 10, 2008	By /s/ Timothy W. Newkirk Timothy W. Newkirk, President and Chief Executive Officer

Date: November 10, 2008	By /s/ Robert Zonneveld Robert Zonneveld, Vice President and Chief Financial Officer