Form 10-Q
period 2008-12-31
MGP INGREDIENTS INC
filed 2009-02-09
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008.

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

☐ Large accelerated filer	☐ Accelerated filer

☐ Non-accelerated filer	☒ Smaller Reporting Company

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value

16,598,515 shares outstanding

as of December 31, 2008

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as well as historical information.  All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements.  In addition, forward-looking statements are usually identified by or are associated with such words as “intend,” “plan”, “believe,” “estimate,” “expect,” “anticipate,” “hopeful,” “should,” “may,” “will”, “could” and or the negatives of these terms or variations of them or similar terminology.  They reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance.  All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement.  Important factors that could cause actual results to differ materially from our expectations include, among others:  (i) our ability to continue as a going concern, (ii) the availability and cost of grain, (iii) fluctuations in gasoline prices, (iv) fluctuations in energy costs, (v) competitive environment and related market conditions, (vi) our ability to realize operating efficiencies, (vii) the effectiveness of our hedging programs, (viii) access to capital and (ix) actions of governments.  For further information on these and other risks and uncertainties that may affect our business, see Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and Part II - Item 1A, Risk Factors in this Quarterly Report on Form 10-Q.

PART I

ITEM 1 FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Dollars in thousands, except per-share amounts

	Quarter Ended		Year to Date Ended
	December 31, 2008	December 30, 2007	December 31, 2008	December 30, 2007

Net sales	$73,242	$93,995	$172,262	$181,972
Cost of sales: Product costs	91,443	90,799	207,150	172,916
Unrealized loss on natural gas contract	5,447	—	5,447	—
Total cost of sales	96,890	90,799	212,597	172,916
Gross profit (loss)	(23,648)	3,196	(40,335)	9,056

Selling, general and administrative expenses	5,737	4,815	11,852	11,094
Impairment of long lived assets	8,931	—	8,931	—
Severance and early retirement costs	3,288	—	3,288	—
Other restructuring costs	5,241	—	5,241	—
Loss from operations	(46,845)	(1,619)	(69,647)	(2,038)

Other income (expense), net	33	(76)	74	114
Gain on settlement of litigation, net of related expenses	—	7,046	—	7,046
Interest expense	(797)	(405)	(1,525)	(681)
Equity in loss of joint venture	(18)	—	(34)	—
(Loss) income before income taxes	(47,627)	4,946	(71,132)	4,441

Benefit for income taxes	(4,911)	(283)	(11,173)	(435)
Net income (loss)	(42,716)	5,229	(59,959)	4,876

Other comprehensive income (loss), net of tax:	(675)	4,284	(2,177)	5,634
Comprehensive income (loss)	$(43,391)	$9,513	$(62,136)	$10,510

Per Share Data
Total basic loss per common share	$(2.58)	$0.32	$(3.62)	$0.30
Total diluted loss per common share	$(2.58)	$0.31	$(3.62)	$0.29

Dividends per common share	$—	$0.15	$—	$0.15

See accompanying notes to condensed consolidated financial statements

MGP INGREDIENTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	December 31, 2008	December 30, 2007	June 30, 2008
ASSETS
Current Assets
Cash and cash equivalents	$—	$—	$—
Restricted cash	1,361	3	3
Receivables (less allowance for doubtful accounts:
December 31, 2008 - $378; December 30, 2007 -$223 and June 30, 2008 -$264)	26,170	34,784	34,087
Inventory	38,637	61,287	63,620
Prepaid expense	3,123	2,167	362
Deposits	2,162	3,247	580
Deferred income taxes	3,627	—	394
Refundable income taxes	4,672	—	8,570
Assets held for sale	3,345	—	5,600
Total current assets	83,097	101,488	113,216
Property and equipment, at cost	314,730	363,867	315,782
Less accumulated depreciation	(217,232)	(235,602)	(206,808)
Property and equipment, net	97,498	128,265	108,974

Investment in joint venture	318	358	399
Other assets	343	511	479
Total assets	$181,256	$230,622	$223,068

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$1,602	$3,826	$432
Liabilities related to assets held for sale	7,102	—	8,760
Revolving credit facility	42,483	10,000	23,000
Accounts payable	20,932	16,061	23,315
Accrued expenses	8,076	5,303	6,582
Accrued natural gas derivative	5,447	—	—
Deferred income taxes	—	494	—
Income taxes payable	—	21	—
Total current liabilities	85,642	35,705	62,089

Long-Term debt	—	7,169	1,301
Deferred credit	6,687	9,089	7,127
Other non-current liabilities	11,027	8,115	8,047
Deferred income taxes	3,627	12,616	7,630
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 19,530,344 shares	6,715	6,715	6,715
Additional paid-in capital	11,148	11,696	11,862
Retained earnings	71,854	150,205	131,813
Accumulated other comprehensive income (loss)	(662)	4,402	1,515
	89,059	173,022	151,909
Treasury stock, at cost
Common; December 31, 2008 — 2,931,829 shares; December 30, 2007 - 2,981,841 shares and June 30, 2008 - 2,969,766 shares	(14,786)	(15,094)	(15,035)
Total stockholders’ equity	74,273	157,928	136,874
Total liabilities and stockholders’ equity	$181,256	$230,622	$223,068

See accompanying notes to condensed consolidated financial statements

MGP INGREDIENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Year to Date Ended
	December 31, 2008	December 30, 2007
Cash Flows from Operating Activities
Net income (loss)	$(59,959)	$4,876
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	6,826	7,644
Loss (gain) on sale of assets	(53)	10
Deferred income taxes	(7,217)	2,874
Loss on impairment of assets	8,931
Equity in loss of joint venture	34	—
Changes in working capital items:
Restricted cash	(1,358)	3,333
Accounts receivable	7,917	(486)
Inventory	24,219	(13,059)
Accounts payable and accrued expenses	2,540	348
Deferred credit	(440)	(619)
Income taxes payable/receivable	3,898	385
Accrual for natural gas derivative	5,447	—
Gains previously deferred in other comprehensive income	(2,149)	—
Other	(4,569)	(4,360)
Net cash (used in) provided by operating activities	(15,933)	946
Cash Flows from Investing Activities
Additions to property and equipment	(1,994)	(3,228)
Investments in and advances to joint venture	—	(358)
Proceeds from disposition of equipment	460	—
Net cash used in investing activities	(1,534)	(3,586)
Cash Flows from Financing Activities
Purchase of treasury stock	(34)	—
Proceeds from stock plans	12	372
Tax effect of restricted stock awarded	(205)	—
Proceeds from long-term debt and capital leases	150	—
Principal payments on long-term debt	(1,939)	(2,096)
Proceeds from line of credit	61,134	11,000
Principal payments on line of credit	(41,651)	(8,000)
Dividends paid	—	(2,536)
Net cash provided by (used in) financing activities	17,467	(1,260)
Decrease in cash and cash equivalents	—	(3,900)
Cash and cash equivalents, beginning of year	—	3,900
Cash and cash equivalents, end of period	$—	$—

See accompanying notes to condensed consolidated financial statements

MGP INGREDIENTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Accounting Policies and Basis of Presentation.

Basis of Presentation

The accompanying condensed consolidated financial statements of MGP Ingredients, Inc. and its subsidiaries (“Company”) reflect all adjustments (consisting only of normal adjustments) which, in the opinion of the Company’s management, are necessary to fairly present the financial position, results of operations and cash flows of the Company.  These unaudited condensed consolidated financial statements as of and for the period ended December 31, 2008 should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Form 10-K Annual Report for the fiscal year ended June 30, 2008 filed with the Securities and Exchange Commission.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

In accordance with the guidance of Staff Accounting Bulletin No. 108, these interim consolidated financial statements reflect immaterial adjustments made to the Company’s December 30, 2007 balance sheet. This adjustment had no impact upon the Company’s previously reported earnings.  For the balance sheet as of December 30, 2007, the Company reclassified $2.5 million from other current liabilities to additional paid-in capital to reflect equity share-based awards, reclassified deferred credits totaling $9.1 million from current liabilities to non-current liabilities and reclassified current deferred tax assets of $3.7 million to reduce non-current deferred tax liabilities.

The Company’s financial statements for the quarter ended December 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company has had negative cash flow from operations and has relied on borrowings under its credit agreements to operate.  The Company was notified on January 30, 2009 by the lender’s agent under the Company’s credit facility that it is in default under the credit facility.  As a result, its lenders could, at their election and prior to February 27, 2009, the final date of its current forbearance period, terminate the Company’s ability to borrow under its credit facility and/or accelerate its obligations to repay amounts borrowed under the credit facility. The agent has advised the Company that in their discretion and subject to change day-to-day, the lenders are willing to continue extending credit to the Company in accordance with the provisions of the credit facility provided the Company has sufficient capacity under its borrowing base and otherwise meets the requirements of the credit facility.  The borrowing base under the credit facility and the amount available to the Company thereunder fluctuate daily.  From January 29, 2009 to February 4, 2009, the daily amount available to the Company has averaged approximately $1,219,000, ranging from a low of $7,700 to a high of $2,760,000, and the amount available at the close of business on February 4, 2009 was approximately $849,000.The Company’s lenders have strongly encouraged the Company to obtain additional financing, and the Company believes that its cash needs over the next several months will exceed amounts available to it from operations and under its credit facility.  The Company is currently in discussions with other prospective lenders.  The Company’s ability to continue as a going concern is dependent on the Company obtaining additional financing in the near term and on the willingness of its existing lenders to exercise further forbearance and extend the facility termination date beyond February 27, 2009.  See footnote 2, Uncured Defaults on Indebtedness, for more information on the defaults and the rights of the Creditors under the terms of this credit agreement.

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

Fair Value Accounting

On July 1, 2008, the Company adopted, without any material effect on its consolidated financial statements, the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement, for our financial assets and liabilities with respect to which the Company has recognized or disclosed at fair value on a recurring basis. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date for nonfinancial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, except for items that are measured at fair value in the financial statements on a recurring basis at least annually. Beginning July 1, 2009, the Company will adopt the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis. Management does not expect the provisions of SFAS No. 157 related to these items to have a material effect on the consolidated financial statements.

Overdrafts

The Company’s historical policy has been to record book overdrafts, checks outstanding which have not been presented to the bank for payment, as accounts payable.  Changes in the amount of book overdrafts outstanding between periods are reported as operating cash flows.  The amount of book overdrafts at December 31, 2008 and June 30, 2008 were $4.8 million and $4.4 million respectively.

Impairment

The Company tests its long-lived assets for impairment whenever events or conditions and circumstances indicate a carrying amount of an asset may not be recoverable.  During the first two quarters of our fiscal year, declines in overall equity values, including our common stock value, and changes in our operations triggered impairment evaluations.  Updated forecasts that reflect recent changes made to our business were used in these analyses.  The use of forecasts requires considerable management judgment.  Management believes the judgments used in this analysis are reasonable.  The testing and analysis as of December 31, 2008 identified certain impaired assets (see Note 10 Restructuring Costs).

Note 2.  Uncured Defaults on Indebtedness

At June 30, 2008, the Company was not in compliance with the tangible net worth and the EBITDA based financial covenants in its Credit Agreement and the fixed charge coverage ratio requirement of its 5.26% Industrial Revenue Bond obligation.    Its tangible net worth at such date, as defined in the Credit Agreement, was $132.5 million instead of at least $135 million, its fixed charge coverage ratio was 0.56  to 1 instead of at least 1.5 to 1 and its leverage ratio was (11.03) to 1 instead of at least 3.0 to 1.  Its fixed charge coverage ratio, as defined in its lease related to its 5.26% industrial revenue bond lease, was (0.51) to 1 instead of at least 1.5 to 1.   As a result, the Company was in default under the Credit Agreement and 5.26% industrial revenue bond lease.  Due to cross default provisions, it also was in default under its 5.45% Secured Promissory Note to Commerce Bank and its 5.26% Secured Promissory Note and 5.92% Secured Promissory Note to GECPF and GECC, respectively.  As of September 16, 2008,

GECPF and GECC waived the default under the industrial revenue bond lease and the resulting cross defaults under the Company’s 5.26% Secured Promissory Note and 5.92% Secured Promissory Note. (The final payment due under the industrial revenue bond lease was made on August 29, 2008).   As of September 3, 2008, Commerce Bank waived the default under the 5.45% Promissory Note and the lenders under the Credit Agreement agreed to a First Amendment to the Credit Agreement providing for a standstill period expiring on October 31, 2008, unless the Company defaulted under interim covenants.  The amendment imposed new, monthly interim minimum adjusted EBITDA requirements (as defined in the credit agreement) of $(7,500,000) for July, $(2,500,000) for August and $(1,400,000) for September, and minimum tangible net worth requirements (as defined in the credit agreement) of $125,000,000 at the end of July, $123,000,000 at the end of August and $121,000,000 at the end of September. The Company met the requirements for July and August but did not meet the September requirements and as of October 25, 2008 was in forbearance default under the credit agreement and was also in cross default under its 5.45% Secured Promissory Note to Commerce Bank.

Although it was in forbearance default, the Company’s lenders agreed to extend the original expiration date of the forbearance period under its Credit Agreement, as amended, to November 10, 2008, while a new amendment to the Credit Agreement was being discussed.  Subsequently, as of November 7, 2008, the lenders under the Credit Agreement entered a Second Amendment extending the standstill period to February 27, 2009, during which the Company is subject to new interim financial covenants. These require the Company to maintain fiscal year to date adjusted EBITDA (EBITDA adjusted to eliminate any mark-to-market adjustments reflected in net income) of ($30.0 million) at the end of October 2008, ($44.0 million) at the end of November 2008, and ($46.0 million) at the end of December 2008 and January 2009.  Other terms include (i) an increase in the interest rate on outstanding borrowings from LIBOR plus 2.75% or prime plus 0.50% to prime plus 3%, with prime being not less than the greater of 4%, Agent’s prime rate or the federal funds rate plus 1%, (ii) an amendment fee of $110,000 (in addition to the banks’ out of pocket expenses), (iii) a fee of 1% of the outstanding credit commitment, as defined, payable on February 27, 2009 unless all outstanding obligations are paid in full and the credit agreement is terminated (this fee is expected to be approximately $430,000), (iv) the pledge of substantially all of the Company’s remaining unpledged assets, (v) limiting the Company’s use of the commitment under the credit agreement to either fund margin calls or for other grain hedging positions to an amount equal to a tax refund received in the second quarter (approximately $9.2 million) , and (vi) requiring the Company to use any portion of such tax refund received after November 7 ($8.0 million) to reduce outstanding borrowings under the credit agreement. In the amendment, Commerce also waived the cross default under the 5.45% Secured Promissory Note to Commerce.

As a result of inventory reductions and continued operating losses, in December 2008, the Company’s outstanding borrowings under the Credit Agreement exceeded its borrowing base, and on December 19, 2009 the lenders agreed to a Third Amendment to the Credit Agreement which permitted the Company, on a temporary basis, to obtain loans and other credit extensions under the Credit Agreement in amounts in excess of the borrowing base. Under the terms of the Third Amendment, until January 30, 2009, the Company could obtain credit extensions of $3 million over the borrowing base; thereafter, until February 26, 2009, the Company may obtain credit extensions of $1.5 million over the borrowing base; and thereafter the Company may obtain credit extensions of $500,000 over the borrowing base.  The Third Amendment does not affect the standstill period to which the Company is presently subject or otherwise impose any duty on any lender to extend credit to the Company beyond any date after which such lender is not obligated to extend credit pursuant to the Credit Agreement as in effect immediately prior to the Third Amendment.

The Company met adjusted EBITDA targets imposed by the Second Amendment for each of October and November but did not meet the targets for December because of impairment and other restructuring charges recognized as of quarter end.  On January 30, 2009, the lender’s agent notified the

Company that it was in default under the credit facility.  It also notified the Company that because of cross default provisions it was in default under its 5.45% Secured Promissory Note to Commerce Bank.  Accordingly, the Company has reclassified all long-term debt to current.

As a result of the Company’s defaults under the Credit facility, its lenders could, at their election, terminate the Company’s ability to borrow under the credit facility and/or accelerate its obligations to repay amounts borrowed under the credit facility.  If its lenders were to terminate the credit facility, the Company would not have sufficient funds available to continue normal operations.  If the Company’s lenders were to accelerate its debt, it could result in the acceleration of debt under other secured obligations, and the Company would be unable to repay its obligations immediately.  In the case of acceleration, the Company’s lenders might foreclose on some or all of the collateral the Company has pledged to its lenders, consisting of substantially all of its operating assets. The lender’s agent has advised the Company that in their discretion and subject to change day-to-day, the lenders are willing to continue extending credit to the Company in accordance with the provisions of the credit facility provided the Company has sufficient capacity under its borrowing base and otherwise meets the requirements of the credit facility.  As of February 4, 2009, the Company had $849,000 availability under its borrowing base limits. The Company’s lenders have strongly encouraged the Company to obtain additional financing.  The Company is currently in discussions with other prospective lenders.  The Company’s ability to continue as a going concern is dependent on the Company obtaining additional financing in the near term and on the willingness of its existing lenders to exercise further forbearance and extend the credit facility termination date beyond February 27, 2009.

Note 3.  Earnings Per Share.

Basic loss per share data is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Potentially dilutive instruments are stock options and unvested restricted stock awards.  Antidilutive share units were 1,009,000 and 972,000 for the three and six months ended December 31, 2008 respectively and 156,000 and 132,000 for the three and six months ended December 30, 2007 respectively.

	Quarter Ended		Year to Date
Weighted average shares:	December 31, 2008	December 30, 2007	December 31, 2008(1)	December 30, 2007

Basic and Diluted Shares:	16,582,063	16,513,162	16,572,353	16,505,755
Additional weighted average shares attributable to:
Stock options:	—	128,701	—	169,596
Unvested restricted stock awards:	—	201,191	47,455	218,973
Potentially Diluted Shares(1)	16,582,063	16,843,054	16,619,808	16,894,324

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

Prior to April 1, 2008, changes in the fair market value of the derivative instruments designated as cash flow hedges were recorded either in current earnings or in other comprehensive income, depending on the nature of the hedged transaction, consistent with the application of hedge accounting under Statement of Financial Accounting Standards No. 133 as amended (“SFAS 133”).  Gains or losses recorded in other comprehensive income were reclassified into current earnings in the periods in which the hedged items were consumed.  Any ineffective portion of a hedged transaction was immediately recognized in current earnings.

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

The Company’s production process involves the use of natural gas which it purchases under contracts that require it to commit to the purchase of certain quantities on a monthly basis and allow the Company to lock in prices on such purchase quantities.  Because the quantities involved have always been for amounts to be consumed within the normal production process, the Company has excluded the market value of these commitments within its contracts from its hedge accounting consistent with normal purchases and sales as defined under SFAS 138.

With the shutdown of protein and starch operations and the reduction and temporary idling of distillery operations at the Company’s Pekin plant, commitments for the purchase of natural gas through the remainder of the fiscal year under a single contract for the Company’s Pekin plant are in excess of projected consumption after adjusting for such reduced production.  Accordingly, the Company anticipates settling its commitments for the difference between the prices to which the Company committed to and the market price of natural gas upon settlement.  The Company has recorded a charge of $5.4 million to cost of sales for unrealized losses as of December 31, 2008, for projected settlements and will continue to mark this obligation to market through June 30, 2009 as the settlements come due.

Note 5.  Contingencies.

The Company is a party to various legal proceedings which are of an ordinary, routine nature and incidental to its operations. Except for the following matters, management considers that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or operations of the Company.

The Company is party to a lawsuit filed August 19, 2008 styled Daniel Martin v. MGP Ingredients, Inc., et al., No. 08-L-697 in the Circuit Court for the Third Circuit, Madison County, Illinois.  This suit was originally brought against the Company and approximately 70 other defendants, wherein the claimant alleges that he contracted desmoplastic mesothelioma from exposure to asbestos.   The Company understands that of the original group of defendants, the claim is being actively pursued against a lesser number of defendants but including the Company.   The claimant alleges that in the late 1980’s or early 1990’s his company was retained to install insulation at the Pekin, Illinois facility at the same time that the Company was conducting asbestos abatement projects in the facility. The claimant seeks unspecified compensatory and punitive damages.  The matter remains in discovery, and is scheduled for trial in April, 2009.  Management is unable to estimate the amount of potential loss to the Company with respect to this claim.

Since September 16, 2008, tests on the Company’s feed drying unit have not complied with the volatile organic compound emission limit established in the Consent Agreement and Final Order (“CAFO”) entered into with the Kansas Department of Health and Environment (“KDHE”) on January 11, 2006.  The Company has retained the services of the feed dryer manufacturer to assist in returning the unit to compliance with the CAFO limit.  Areas of concern were ascertained and addressed and pretesting performed in January 2009 demonstrated the unit to be in compliance.  Official compliance testing for the system is scheduled during the second week of February 2009.  The KDHE has discretion under its penalty policy to pursue an enforcement action against the Company for failing to comply with the emission limit.  The Company’s management has provided regular updates to the KDHE on efforts to bring the unit into compliance with the permit.  Although no formal action has been taken, the KDHE may seek a penalty, but the Company is unable to predict the magnitude of any penalty that KDHE may ultimately assess against it.

Note 6.  Operating Segments.

The Company is a fully integrated producer of ingredient solutions, distillery and other products.  Products included within the ingredient solutions segment consist of vital wheat gluten, commodity wheat starch, specialty wheat starches and proteins and mill feeds.  Distillery products consist of food grade alcohol (consisting of beverage and industrial alcohol), fuel grade alcohol, commonly known as ethanol, and distillers grain and carbon dioxide, which are co-products of the Company’s distillery operations.  Other products include pet treat resins and plant-based biopolymers as well as other products.  For the quarter and year to date period ended December 31, 2008, revenues from products in the other segment represent less than 2.0 percent of the Company’s consolidated revenues.  As noted in Note 10, during the second quarter the Company closed the flour mill at its Atchison facility and ceased protein and starch production operations at its Pekin, Illinois plant.  Other than the production of fuel alcohol as a by-product of high quality alcohol, the Company is ceasing production of fuel alcohol in the third quarter.

The operating results for each segment is based on net sales less identifiable operating expenses directly attributable to each segment.  Indirect selling, general and administrative as well as interest expense, investment income and other general miscellaneous expenses have been excluded from segment operations and classified as Corporate, consistent with the measurements used to evaluate segment performance internally.  Receivables, inventories and equipment have been identified with the segments to which they relate.  All other assets are considered as Corporate.

	Quarter Ended		Year to Date Ended
(in thousands)	December 31, 2008	December 30, 2007	December 31, 2008	December 30, 2007

Sales to Customers
Ingredient solutions	$22,455	$24,963	$48,352	$47,251
Distillery products	49,733	67,523	121,115	131,881
Other	1,054	1,509	2,795	2,840
Total	73,242	93,995	172,262	181,972

Depreciation and amortization
Ingredient solutions	834	934	1,693	2,057
Distillery products	2,084	2,007	4,203	3,948
Other	61	388	122	777
Corporate	422	488	808	862
Total	3,401	3,817	6,826	7,644

Income (Loss) before Income Taxes
Ingredient solutions	(4,154)	859	(9,543)	2,966
Distillery products	(15,397)	3,129	(28,323)	5,537
Other	(1)	(2,232)	236	(2,288)
Corporate	(5,168)	(3,856)	(10,595)	(8,820)
Impairment of long lived assets	(8,931)	—	(8,931)	—
Severance and early retirement costs	(3,288)	—	(3,288)	—
Other restructuring costs	(5,241)	—	(5,241)	—
Unrealized loss on natural gas contract	(5,447)	—	(5,447)	—
Gain on Settlement of litigation net of related expenses*	—	7,046	—	7,046
Total	$(47,627)	$4,946	$(71,132)	$4,441

For purposes of comparative analysis, the impairment of long lived assets, severance and early retirement costs and other restructuring costs realized during the quarter ended December 31, 2008 and the gain on the settlement of litigation realized during the quarter ended December 30, 2007 have been excluded from segments.

	December 31, 2008	December 30, 2007	June 30, 2008
		(Restated)
Identifiable Assets
Ingredient solutions	$45,257	$75,657	$70,071
Distillery products	108,137	127,047	121,650
Other	4,068	14,512	2,969
Assets held for sale	3,345	—	5,600
Corporate	20,449	13,406	22,778
Total	$181,256	$230,622	$223,068

For the quarter and year to date period ended December 31, 2008, the Company refined its methodology for assessing identifiable earnings (losses) before income taxes for all segments whereby only direct sales, general and administrative costs are allocated to operating segments.  Previously, the Company had allocated substantially all selling, general and administrative expenses to each operating segment based upon numerous factors and attributes.  All selling, general and administrative expenses not directly attributable to operating segments have been restated within Corporate income (loss) before taxes for the quarter and year to date period ended December 30, 2007.  Accordingly, amounts previously disclosed as earnings (loss) before income taxes for the quarter and year to date period ended December 30, 2007 have been adjusted to reflect these changes.

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

•	Level 3—unobservable inputs for an asset or liability. Unobservable inputs should only be used to the extent observable inputs are not available.

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2008.

	Fair Value Measurements	Level 1	Level 2	Level 3
Liabilities
Corn Derivatives	$312,906	$312,906	$—	$—
Accrued Natural Gas Derivative	5,447,000		5,447,000	—

Note 8.  Pension and Post Retirement Benefit Obligations.

Post Retirement Benefits.  The Company and its subsidiaries provide certain post-retirement health care and life benefits to all employees.  The liability for such benefits is unfunded.  The Company uses a June 30 measurement date for the plan.

The components of the Net Periodic Benefit Cost for the quarter and year to date periods ended December 31, 2008 and December 30, 2007, respectively, are as follows:

	Quarter Ended		Year to Date Ended
(in thousands)	December 31, 2008	December 30, 2007	December 31, 2008	December 30, 2007

Service cost	$75	$61	$150	$122
Interest cost	124	117	248	234
Prior service cost	(9)	(9)	(18)	(18)
(Gain) loss	5	11	10	22
Total post-retirement benefit cost	$195	$180	$390	$360

The Company previously disclosed in its financial statements for the year ended June 30, 2008, amounts expected to be paid to plan participants.  There have been no revisions to these estimates and there have been no changes in the estimate of total employer contributions expected to be made for the fiscal year ended June 30, 2009.

Total employer contributions for the quarter ended December 31, 2008 were $185,000.

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

The components of the Net Periodic Benefit Cost for the quarter and year to date periods ended December 31, 2008 and December 30, 2007, respectively, are as follows:

	Quarter Ended		Year to Date Ended
(in thousands)	December 31, 2008	December 30, 2007	December 31, 2008	December 30, 2007

Service cost	$141	$130	$282	$260
Interest cost	49	35	98	70
Expected return on plan assets	(44)	(35)	(88)	(70)
Prior service cost	6	6	12	12
Recognition of net loss(gain)	4	(2)	8	(4)
Total pension benefit cost	$156	$134	$312	$268

The Company has made employer contributions of $787,000 for the year to date period ended December 31, 2008, all of which were in the quarter ended September 30, 2008.

Note 9.  Correction of Accounting Error.

The Condensed Consolidated Statements of Income for the quarter and year to date period ended December 30, 2007, the Condensed Balance Sheet as of December 30, 2007 and the Condensed Consolidated Statement of Cash Flow for the year to date period ended December 30, 2007, presented herein have been restated to correct the following error, in accordance with Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”).  Since fiscal 2001, the Company over recognized deferred income from funds that it received over the course of fiscal years 2001 to 2003 under a Commodity Credit Corporation program implemented by Congress following termination of import quotas on gluten.  The Company received a total of $26 million under the program, of which approximately $17.5 million was used for capital expenditures.   Recognition of the amount used for these capital items was deferred and is being recognized over the life of the assets.  The amount recognized each year was to have approximated the amount of depreciation on the assets that the Company acquired under the program. The Company has determined that, through errors made upon implementation and throughout the execution of the program that were undetected until the third quarter of fiscal 2008, certain assets were placed on, or omitted from, the depreciation schedule for Commodity Credit Corporation funded assets. As a result of the error, the asset pool whose depreciation determined the amount of deferred credit that was amortized each year and recognized as income had assets whose original cost was $21 million instead of $17.5 million, and as a result, the Company recognized excess deferred income in each of fiscal years 2001 through the second quarter of the previous fiscal year ended June 30, 2008.  The amount of revenue involved ranged annually from a high of $397,000 in 2002 to $175,000 in the fiscal year ended June 30, 2008, resulting in annual overstatements of net income after taxes ranging from a low of 1% to a high of 4.4% through fiscal 2007.

The Company has conducted a materiality analysis under SAB 108 and determined that the impact on prior years was not material.  However, it is required to report the error as an adjustment to its prior period financial statements.  The Condensed Consolidated Statements of Income for the quarter and year to date period ended December 30, 2007, the Condensed Consolidated Balance Sheet as of December 30, 2007 and the Condensed Consolidated Statement of Cash Flows for the year to date period ended December 30, 2007 included in this report have been adjusted to reflect a correction of the period-specific effects of the error, and the effect of the correction on each financial statement line item and per share amounts is shown below.

An analysis of the adjustment to the Condensed Consolidated Statement of Income for the quarter ended December 30, 2007 is as follows: (In thousands)

	December 30, 2007 (as originally reported)	adjustment	December 30, 2007 (restated)
Net sales	$93,995	$—	$93,995
Cost of sales	90,741	58	90,799
Gross profit	3,254	(58)	3,196

Selling, general and administrative expenses	4,815		4,815
Income (loss) from operations	(1,561)	(58)	(1,619)

Other income, net	(76)		(76)
Gain on settlement of litigation, net of related expenses	7,046		7,046
Interest expense	(405)		(405)
Income (loss) before income taxes	5,004	(58)	4,946

Provision (benefit) for income taxes	(260)	(23)	(283)
Net income (loss)	5,264	(35)	5,229

Other comprehensive income (loss), net of tax:	4,284		4,284
Comprehensive income (loss)	$9,548	$(35)	$9,513

Per Share Data
Total basic earnings per common share	$0.32	$—	$0.32
Total diluted earnings per common share	$0.31	$—	$0.31

An analysis of the adjustment to the Condensed Consolidated Statement of Income for the year to date period ended December 30, 2007 is as follows: (In thousands)

	December 30, 2007 (as originally reported)	adjustment	December 30, 2007 (restated)
Net sales	$181,972	$—	$181,972
Cost of sales	172,799	117	172,916
Gross profit	9,173	(117)	9,056

Selling, general and administrative expenses	11,094		11,094
Income (loss) from operations	(1,921)	(117)	(2,038)

Other income, net	114		114
Gain on settlement of litigation, net of related expenses	7,046		7,046
Interest expense	(681)		(681)
Income (loss) before income taxes	4,558	(117)	4,441

Provision (benefit) for income taxes	(388)	(47)	(435)
Net income (loss)	4,946	(70)	4,876

Other comprehensive income (loss), net of tax:	5,634		5,634
Comprehensive income (loss)	$10,580	$(70)	$10,510

Per Share Data
Total basic earnings per common share	$0.30	$—	$0.30
Total diluted earnings per common share	$0.29	$—	$0.29

An analysis of the adjustment to the Condensed Consolidated Balance Sheet as of December 30, 2007 is as follows: (In thousands)

	December 30, 2007 (as originally reported)	adjustment	December 30, 2007 (restated)
	(unaudited)	(unaudited)
	Dollars in thousands, except share and per share amounts
ASSETS
Current Assets
Cash and cash equivalents	$—	$	$—
Restricted cash	3		3
Receivables (less allowance for doubtful accounts: December 30, 2007 -$223)	34,784		34,784
Inventory	61,287		61,287
Prepaid expense	2,167		2,167
Deposits	3,247		3,247
Total current assets	101,488		101,488

Property and equipment, at cost	363,867		363,867
Less accumulated depreciation	(235,602)		(235,602)
Property and equipment, net	128,265		128,265

Investment in joint venture	358		358
Other assets	511		511
Total assets	$230,622	$	$230,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$3,826	$	$3,826
Revolving credit facility	10,000		10,000
Accounts payable	16,061		16,061
Accrued expenses	5,303		5,303
Deferred income taxes	1,259	(765)	494
Income taxes payable	21		21
Total current liabilities	36,470	(765)	35,705

Long-Term debt	7,169		7,169
Deferred credit	7,115	1,974	9,089
Other non-current liabilities	8,115		8,115

Deferred income taxes	12,616		12,616

Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4		4
Common stock
No par value; authorized 40,000,000 shares; issued 19,530,344 shares	6,715		6,715
Additional paid-in capital	11,696		11,696
Retained earnings	151,414	(1,209)	150,205
Accumulated other comprehensive income (loss)	4,402		4,402
	174,231	(1,209)	173,022
Treasury stock, at cost
Common; December 30, 2007 — 2,981,841 shares	(15,094)		(15,094)
Total stockholders’ equity	159,137	(1,209)	157,928
Total liabilities and stockholders’ equity	$230,622	$	$230,622

An analysis of the adjustment to the Condensed Consolidated Statement of Cash Flows for quarter ended December 30, 2007 is as follows: (In thousands)

	December 30, 2007 (as originally reported)	adjustment	December 30, 2007 (restated)

Cash Flows from Operating Activities
Net income	$4,946	$(70)	$4,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,644		7,644
Loss (gain) on sale of assets	10		10
Deferred income taxes	2,921	(47)	2,874
Changes in working capital items:
Restricted cash	3,333		3,333
Accounts receivable	(486)		(486)
Inventory	(13,059)		(13,059)
Accounts payable and accrued expenses	348		348
Deferred credit	(736)	117	(619)
Income taxes payable/receivable	385		385
Other	(4,360)		(4,360)
Net cash provided by operating activities	946	—	946

Cash Flows from Investing Activities
Additions to property and equipment	(3,228)		(3,228)
Investments in and advances to joint venture	(358)		(358)
Proceeds from disposition of equipment	—		—
Net cash used in investing activities	(3,586)		(3,586)

Cash Flows from Financing Activities
Proceeds from stock plans	372		372
Principal payments on long-term debt	(2,096)		(2,096)
Proceeds from line of credit	11,000		11,000
Principal payments on line of credit	(8,000)		(8,000)
Dividends paid	(2,536)		(2,536)
Net cash used in financing activities	(1,260)		(1,260)

Decrease in cash and cash equivalents	(3,900)		(3,900)
Cash and cash equivalents, beginning of year	3,900		(3,900
Cash and cash equivalents, end of period	$—	$—	$—

Note 10.       Restructuring Costs and Loss on Impairment of Assets.

In response to the losses incurred during fiscal 2009, actions were taken in the second quarter in an effort to return the Company to profitability.  These actions include significant changes to operations in the Company’s Atchison and Pekin facilities.  As a result of these actions, restructuring costs and loss on impairment of assets for the quarter and year to date period ending December 31, 2008 were as follows:

(in thousands)	Total
Impairment of long lived assets	$8,931
Severance and early retirement costs	3,288
Other restructuring costs	5,241
Total	$17,460

On October 20, 2008 the Company announced that it had signed a non-binding letter of intent to acquire its flour requirements from a third party, was ceasing operations at its flour mill in Atchison, Kansas and was reducing its workforce.  The Company’s decision to close its flour mill was due to the fact that it could no longer produce flour for its own use at costs that were competitive with those of third party producers.  As a result of this action by the Company, the Company performed an impairment analysis and recorded a $2.8 million non-cash impairment charge in the Condensed Consolidated Statements related to the flour mill assets.

On November 5, 2008, the Company announced plans to significantly reduce production of commodity wheat proteins and starches by ceasing protein and starch production operations at its Pekin, Illinois plant, effective November 12, 2008.  The majority of the Pekin facility’s protein and starch production consisted of gluten and commodity starches.  As a result of the shutdown, the Company performed an impairment analysis and recorded a $5.0 million non-cash impairment charge in the Condensed Consolidated Statements related to the Pekin protein and starch assets.  Going forward, management expects to concentrate its efforts on the production of value added proteins and starches at the Pekin facility.

As a result of the closure of the Company’s flour mill and the protein and starch operations at its Pekin plant, the Company also incurred $3.3 million in severance and early retirement cost in the Company’s Condensed Consolidated Financial Statements.

On January 29, 2009, the Company determined that it would cease the manufacture and sale of personal care ingredients products.  Currently it is in the process of concluding all contractual obligations with respect to its personal care customers and anticipates the completion of all production and the liquidation of all remaining inventory during the third quarter of fiscal 2009.  As a result of this action, the Company performed an impairment analysis and recorded a $329,000 non-cash impairment charge in the Condensed Consolidated Statements related to the write down of equipment used in the production of personal care products.

As previously reported, at the end of the third quarter of fiscal 2008 the Company concluded that its pet business assets in the other segment and certain of its ingredient solutions segment assets in a mixed use facility in Kansas City, Kansas at which the Company’s pet treat resins are made were impaired.  At that time, the Company recorded an impairment charge of $8.1 million.  For the period ended December 31, 2008, the Company performed another test for impairment of these assets as result of an appraisal resulting in a further charge of $811,000.

Other restructuring costs of $5,241,000 include $2,925,000 related to lease termination costs which the Company expects to incur as a result of the flour mill closure with respect to 147 rail cars which it formerly used to transport flour and whose leases expire through 2013. The Company has recognized this expense because it no longer utilizes these cars in its business.  Expected payments accrued reflect the net present value of the remaining obligation net of units which are estimated to be returned to the lessor sooner than the lease termination date.  The discount rate used was 7.0 percent and was based on the Company’s borrowing costs at December 31. 2008.  Sixty five of these rail cars are anticipated to be returned to the lessor prior to March 31, 2009.  The Company estimates that the remaining railcars will either be returned to the lessor or assigned to other third parties over the course of four years.  Other restructuring costs also includes a $2.3 million net loss resulting from sales of excess wheat no longer needed for milling operations. The charge is net of approximately $1.1 million in realized gains previously recorded in accumulated other comprehensive income.

Note 11.       Assets Held for Sale.

At the end of the fiscal year ended June 30, 2008, the Company’s management evaluated strategic alternatives with respect to its mixed use facility in Kansas City, Kansas.  The Company had previously concluded that its pet business assets in its other segment and certain of its ingredient solutions segment assets were impaired during the quarter ended March 31, 2008 and during the fourth quarter of the fiscal year ended June 30, 2008 committed to a plan to sell the assets at this facility.  Buildings and equipment with an adjusted cost basis of $5.6 million were reported as current assets as “Assets held for sale” on the Company’s consolidated balance as of June 30, 2008 and subsequently as of September 30, 2008.  During the quarter ended December 31, 2008, the Company’s management, after evaluating new strategic alternatives with respect to this facility, concluded that the building and related land could be used for other manufacturing and storage purposes consistent with the Company’s updated business plan.  Accordingly, assets consisting of a building with a net book value of $1.1 million, land with a book value of $0.5 million and equipment with a book value of $0.7 million, for a total net book value of approximately $2.3 million previously reported as current assets in “Assets held for sale”, have been reclassified to non-current assets as “Property and equipment, at cost” and “Less: accumulated depreciation.”

Depreciation expense of $132,000 representing cumulative depreciation expense since July 1, 2008 related to these assets has been recorded in the quarter and year to date periods ended December 31, 2008, resulting in a charge to operating income of $66,000 for the quarter ended December 31, 2008 for deprecation that would otherwise have been recorded in the quarter ended September 30, 2008. An analysis of the change in assets held for sale is as follows: (in thousands)

	September 30, 2008	Effect of Reclassification	December 31, 2008
Property and equipment, at cost	$12,490	$(6,571)	$5,919
Less accumulated depreciation	(6,890)	4,316	(2,574)
Assets held for sale, net	$5,600	$(2,255)	$3,345

Note 12.       Recently Issued Accounting Pronouncements.

In March, 2008, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard Number 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FASB 161”).  This statement will change the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, net earnings and cash flows.  The Company will be required to adopt this statement as of interim periods beginning on or after November 15, 2008.  The adoption of FASB 161 will have no impact on the Company’s financial position or net income.

In December 2008, the FASB issued FASB Staff Position (“FSP”) 132(R)-1 which amends FASB No. 132(R), “Employers’ Disclosures About Pensions and Other Postretirement Benefits.”  This FSP requires more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets.  The Company will be required to adopt these new requirements as of the fiscal year ended after December 31, 2009 and provide this additional information at that time.  The adoption will have no impact on the Company’s financial position or net earnings.

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

As described below, we have made significant changes to our operations since June 30, 2008.  In order to improve our operations, we have refocused our business on the production of value added ingredients and distillery products.  We have realigned our production efforts and taken steps to reduce excess inventories. We have closed our flour mill in Atchison, ceased commodity starch and gluten production at our Pekin plant and taken steps to exit the fuel alcohol and personal care markets.  We also have temporarily ceased production of food grade alcohol at our Pekin plant.   As a result of these actions, we will only produce minimal quantities of fuel grade alcohol as a by-product, will no longer sell mill feeds, expect our production of distillers grain to decline and generally anticipate that revenues in future periods will be lower than historic levels.  We expect to see improved profitability because of these steps.  However,   they also produce a current cost.  During the second quarter we have incurred significant impairment and restructuring costs, aggregating $17.4 million.  We also recognized $5.4 million in cost of sales for natural gas that we do not expect to use under a contract we entered with respect to our Pekin plant.  Combined with operating losses, these charges helped produce a net loss for the quarter of $42.7 million and we now find ourselves in forbearance default under the terms of our credit facility. We are trying to renegotiate certain of our utility and rail car contracts to reduce or defer charges, but there can be no assurance that we will succeed.

While we hope to reopen our Pekin plant, we have to be realistic about our financial needs and determined on February 5 to explore other options during the shutdown, including the possible sale of the plant.  We are trying to renegotiate certain of our utility and rail car contracts to reduce or defer charges, but there can be no assurance that we will succeed.

Critical Accounting Policies and Estimates

Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, incorporated by reference to Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, for a discussion of our critical accounting policies and the use of certain judgments and estimates in the preparation of our financial statements.  As stated therein, the Company tests its long-lived assets for impairment whenever events or conditions and circumstances indicate a carrying amount of an asset may not be recoverable.  During the second quarter of our fiscal year, declines in overall equity values, including our common stock value, and changes in our operations triggered impairment evaluations.  Updated forecasts that reflect recent changes made to our business were used in this analysis.  The use of forecasts requires considerable management judgment.  Management believes the judgments used in these analyses are reasonable.  The testing and analysis identified impairment losses at December 31, 2008.  See Note 10 of Notes to Condensed Consolidated Financial Statements included elsewhere herein.

CHANGES IN SEGMENT REPORTING

For the quarter and year to date ended December 31, 2008, the Company refined its methodology for assessing identifiable earnings (losses) before income taxes for all segments whereby only direct selling, general and administrative costs are allocated to operating segments.  Previously, the Company had allocated substantially all selling, general and administrative expenses to each operating segment based upon numerous factors and attributes.  All selling, general and administrative expenses not directly attributable to operating segments have been restated within Corporate income (loss) before taxes for the quarter and year to date ended December 30, 2007.  Accordingly, amounts previously disclosed as earnings (loss) before income taxes for the quarter and year to date ended December 30, 2007 have been adjusted to reflect these changes.

DEVELOPMENTS IN THE INGREDIENT SOLUTIONS SEGMENT

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

Among the more important reasons for the decision to re-focus our ingredients solutions business are the following:

•                  We had underutilized ingredients solutions segment facilities at both of our production facilities, and our heritage platform business had experienced continuing losses.

•                  We could no longer produce flour for our own use at costs that were competitive with those of third party producers.

We have substantially exited the commodity wheat gluten business and have curtailed our commodity starch production.  By closing protein and starch production at Pekin, we have reduced the volume of our ingredient solutions business by approximately 20 percent, in terms of pounds, substantially all of which relates to our lower margin commodity starch and protein products.  As of December 31, 2008, we have made the following changes to our operations:

•                  As previously announced, to shorten our supply chain and improve margin management, we have entered a supply contract for flour with ConAgra Mills whereby ConAgra is supplying our wheat flour requirements for use in the production of protein and starch ingredients.  We have discontinued our own mill operations. Because we are no longer producing flour from wheat, we are no longer producing mill feed as a by-product of this process.

•                  We intend to focus our ingredient solutions segment on value added products.  We shut down our commodity and starch production facilities in Pekin, Illinois on November 12, 2008.  We will seek to limit our flour purchases to quantities needed to service our specialty starch business, and will only keep limited inventories of flour on site.  To the extent our flour purchases for specialty starch production cannot support our specialty protein business, we will purchase gluten for our needs.    As a result of these changes, we have substantially reduced our production of commodity starches and proteins, which, subject to existing contracts, are now essentially produced only as by-products.  Our commodity starches and proteins accounted for approximately 41.3 percent and 32.3 percent of our ingredient solutions segment revenues in fiscal 2008 and in the year to date period ended December 31, 2008, respectively.

•                  We do not anticipate that we will derive much value from our Pekin ingredient solutions segment assets going forward, as they are on our plant site and we do not expect to sell them.  We may transfer certain of these assets to our Atchison facility or use them for spare parts as conditions dictate.

•                  As a result of the shutdown of protein and starch operations in Pekin and the flour mill operations in Atchison, a special non-cash charge of $7.8 million to write down assets has been recorded during the quarter ended December 31, 2008.  We also recognized $2,925,000 in restructuring charges with respect to 147 leased rail cars that we had previously used to transport flour and incurred an approximate $2.3 million net loss resulting from sales of wheat no longer needed for milling operations.

Other developments during the quarter ended December 31, 2008 included:

•                  We have substantially discontinued the production of our personal care line of products.  We are currently in the process of concluding all contractual obligations with respect to our personal care customers and anticipate the completion of all production and liquidation of all remaining inventory during the third quarter of fiscal 2009.  We have recognized approximately $329,000 in impairment charges on equipment used in personal care production.

DEVELOPMENTS IN THE DISTILLERY PRODUCTS SEGMENT

As previously mentioned in Developments in the Ingredient Solutions Segment, in order to become more efficient and effective and to improve our results, we have decided to refocus our business on the production of our value added products.  With respect to our Distillery Products Segment, among the more important reasons for the decision to re-focus the business are the following:

•                  Market economics for fuel grade alcohol have continued to erode, and recent prices have been at or below production cost.

•                  Incremental ethanol production decisions have been made difficult by continued volatility in corn and ethanol prices.

•                  With current ethanol industry capacity in excess of federal mandates, it does not seem likely that there will be a return to equilibrium in the ethanol markets in the short term.

In November 2008 we anticipated that we would reduce our total annual operating distillery capacity from 120-130 million gallons to approximately 84 million gallons, of which we expected fuel grade alcohol would be approximately 29 million gallons (compared with 61 million gallons in fiscal 2008).  Subsequently, we determined to exit the production of fuel alcohol except as a by-product of food grade alcohol production and determined to temporarily shut down food grade production at our Pekin plant for 90 days to utilize existing inventories at that location.  We do not expect the shutdown to affect our customers as we are continuing to optimize food grade alcohol production capabilities at Atchison .  When we resume food grade production at Pekin, we expect our total capacity at Pekin to range from approximately 36 million to approximately 65 million gallons, with our initial food grade production to be approximately 34 million gallons annually and our fuel grade alcohol production to be approximately 2 million gallons annually. Because we will be producing less fuel grade alcohol and using less corn in the process, we also expect to produce less distillers feed.   During fiscal 2008 and the year to date period ended December 31, 2008, we estimate that our ethanol sales accounted for approximately 46.1 percent and 34.3 percent of our distillery segment revenues. Historically, we have produced substantially all of our food grade alcohol at Atchison and substantially all of our fuel grade alcohol at Pekin.

DEVELOPMENTS IN THE OTHER SEGMENT

For the quarter ended December 31, 2008, sales of our plant-based biopolymers increased substantially with a 40 percent increase in unit sales compared to the quarter ended December 30, 2007.  These products continue to represent an emerging area of our business.  Our plant-based biopolymers products continue to undergo further research and development as we explore additional enhancements to expand their functionality and use capabilities.

As previously reported, at the end of the third quarter of fiscal 2008 we concluded that our pet business assets in the other segment and certain of its ingredient solutions segment assets in a mixed use facility in Kansas City, Kansas at which the Company’s pet treat resins are made were impaired.  At that time, we recorded an impairment charge of $8.1 million.  At the end of the fiscal year ended June 30, 2008, the Company’s management evaluated strategic alternatives with respect to the mixed use facility and committed to a plan to sell the assets at this facility.  Buildings and equipment with an adjusted cost basis of $5.6 million were reported as current assets as “Assets held for sale” on the Company’s consolidated balance sheet as of June 30, 2008 and subsequently as of September 30, 2008.  During the quarter ended December 31, 2008, the Company’s management, after evaluating new strategic alternatives with respect to our Kansas City Kansas facility, concluded that the building and related land could be used for other manufacturing and storage purposes consistent with our updated business plan.  Accordingly, assets consisting of a building with a net book value of $1.1 million, land with a book value of $0.5 million and equipment with a book value of $0.7 million, for a total net book value of approximately $2.3 million previously reported as current assets in “Assets held for sale”, have been reclassified to non-current assets as “Property and equipment, at cost” and “Less: accumulated depreciation.”    Depreciation expense of $132,000, representing cumulative depreciation expense since July 1, 2008 related to these assets, has been recorded in the quarter and year to date periods ended December 31, 2008, resulting in a charge to operating income of $66,000 for the quarter ended December 31, 2008 for depreciation that would otherwise have been recorded in the quarter ended September 30, 2008.

We continue to evaluate the strategic alternatives for the equipment at our Kansas City facility, and are pursuing the sale of these assets. At December 31, 2008, these equipment assets remain presented as an asset held for sale.  The related debt is presented as Liabilities Related to Assets Held for Sale on the balance sheet.

For the period ended December 31, 2008, based on a recent appraisal, we performed another test for impairment on this equipment resulting in a further charge of $811,000.

SEGMENT RESULTS

The following is a summary of revenues and pre-tax profits / (loss) allocated to each reportable operating segment for the quarterly and year to date periods ended December 31, 2008 and December 30, 2007.  For additional information regarding our operating segments, see Note 6-Operating Segments included under Part 1, Item 1, Financial Statements of this Form 10-Q and incorporated herein by reference.

	Quarter Ended		Year to Date Ended
(in thousands)	December 31, 2008	December 30, 2007	December 31, 2008	December 30, 2007

Ingredient solutions
Net Sales	$22,455	$24,963	$48,352	$47,251
Pre-Tax Income (Loss)	(4,154)	859	(9,543)	2,966
Distillery products
Net Sales	49,733	67,523	121,115	131,881
Pre-Tax Income (Loss)	(15,397)	3,129	(28,323)	5,537
Other
Net Sales	1,054	1,509	2,795	2,840
Pre-Tax Income (Loss)	(1)	(2,232)	236	(2,288)

GENERAL

Consolidated earnings for the second quarter of fiscal 2009 decreased compared to the same period in fiscal 2008 with a loss of $42,716,000 on consolidated sales of $73,242,000 versus net income of $5,229,000 on consolidated sales of $93,995,000 during the same quarter of fiscal 2008.  This decrease in net earnings was primarily the result of higher cost of sales due to higher grain costs partially offset by the positive impact of the discontinuation of production of certain commodity starch and protein products at our Pekin plant.  Additionally, we realized a gain on the settlement of litigation, net of related expenses of $7,046,000 during the second quarter of fiscal 2008.  No such gain was incurred during the second quarter of fiscal 2009.

Consistent with the second quarter of fiscal 2009, consolidated earnings for the year to date period ended December 31, 2008 decreased compared to the year to date period ended December 30, 2007 with a loss of $59,959,000 on consolidated sales of $172,262,000 versus net income of $4,876,000 on consolidated sales of $181,972,000 for the year to date period ended December 30, 2007.  Higher cost of sales resulting from higher grain costs were partially offset by the positive impact of the discontinuation of production of certain commodity starch and protein products at our Pekin plant.  Additionally, we realized a gain on the settlement of litigation, net of related expenses, of $7,046,000 during the second quarter of fiscal 2008.  No such gain was incurred during the second quarter of fiscal 2009.

For both periods, higher wheat prices (for the ingredient solutions and other segments) and higher corn and natural gas prices (for the distillery products segment) served to increase cost of sales, although this increase was partially offset by the impact of reduced unit sales.  For both the quarter and year to date periods ended December 31, 2008, the positive earnings performance in the other segment, consisting primarily of business lines for pet product and plant-based biopolymer applications, was primarily the result of improvements in our plant-based biopolymer business line as well as reduced per-unit operating costs in our pet product business line.

INGREDIENT SOLUTIONS

Total ingredient solutions sales revenue for the quarter ended December 31, 2008 decreased by $2.5 million, or 10.0 percent, compared to the quarter ended December 30, 2007.  Revenues for specialty ingredients, consisting of specialty proteins and specialty starches, increased during the quarter ended December 31,  2008 compared to the quarter ended December 30,  2007 by $615,000, or 4.8 percent.  Revenues for specialty proteins decreased as a result of lower unit sales partially offset by increased per unit prices.  Revenues for specialty starches rose as a result of improved pricing as well as improved unit sales.  Revenues for vital wheat gluten for the quarter ended December 31, 2008 decreased by $2.8 million, or 33.1 percent, primarily as a result of reduced sales volume as well as reduced per unit pricing.  The decline in unit sales resulted from our decision to focus on value-added specialty protein and starch products rather than commodity protein and starch products.  Revenues for commodity starch increased $619,000, or 77.0 percent, as a result of improved sales volume as well as improved pricing.  Margins continued to be significantly impacted by increased cost of sales related to high wheat prices.  As noted above in Developments in the Ingredient Solutions Segment, beginning in the quarter ended December 31, 2008, we entered into a supply contract for flour with ConAgra Mills whereby they are supplying our wheat flour requirements for use in the production of protein and starch ingredients.  As a result, we no longer purchase wheat directly. However, the price we pay ConAgra for flour is a function of the per-bushel cost of wheat and, accordingly, wheat prices continue to directly impact the cost of raw materials for our ingredient solutions segment.

Total ingredient solutions sales revenue for the year to date period ended December 31, 2008 increased by $1.1 million, or 2.3 percent, compared to the year to date period ended December 30, 2007.  Revenues for specialty ingredients, consisting of specialty proteins and specialty starches, increased during the year to date period ended December 31,  2008 compared to the year to date period ended December 30,  2007 by $4.3 million, or 17.9 percent.  Revenues for specialty proteins increased as a result of increased per unit prices, partially offset by lower unit sales.  Revenues for specialty starches rose as a result of improved pricing as well as improved unit sales.  Revenues for vital wheat gluten for the year to date period ended December 31, 2008 decreased by $3.7 million, or 23.0 percent, primarily as a result of reduced sales volume resulting from our decision to focus on value-added specialty protein and starch products rather than commodity protein and starch products.  Revenues for commodity starch increased $1.6 million, or 110.5 percent, as a result of improved sales volume as well as improved pricing.  While revenues for the ingredient solutions segment improved overall, margins continued to be significantly impacted by increased cost of sales related to high wheat prices.  Also, for the year to date period ended December 31, 2008, the price we paid ConAgra for flour was a function of the per-bushel cost of wheat.

DISTILLERY PRODUCTS

Total distillery products sales revenue for the quarter ended December 31, 2008 decreased $17.8 million, or 26.4 percent, compared to the quarter ended December 30, 2007.  This decrease was due to reduced revenues related to fuel grade alcohol of $14.6 million, or 47.8 percent, as a result of a planned reduction of fuel grade alcohol related to poor market conditions.  Subsequently, we decided to exit the production and sale of fuel grade alcohol. This decrease in distillery products revenue was partially offset by increased revenue for food grade alcohol with increases attributable to improved per-unit pricing partially offset by reduced volume. While revenues for distillery products improved for the quarter ended December 31, 2008, margins were still negatively impacted by increased cost of sales related to increased corn prices compared to the quarter ended December 30, 2007.  For the quarter ended December 31, 2008, the per-bushel cost of corn, before adjustments for the impact of our hedging practices, averaged nearly 22.5 percent higher than the quarter ended December 30, 2007.   These increased costs yielded a substantial loss for the segment.

Total distillery products sales revenue for the year to date period ended December 31, 2008 decreased $10.8 million, or 8.2 percent, compared to the year to date period ended December 30, 2007.  This decrease was due to reduced revenues for fuel grade alcohol of $19.0 million, or 31.4 percent, as a result of planned reduction of fuel grade alcohol related to poor market conditions.  As noted above, we have subsequently decided to exit the production and sale of fuel grade alcohol.  This decrease in distillery products revenue was partially offset by increased revenues related to food grade alcohol of $9.9 million, or 19.3 percent, over the year to date period ended December 30, 2007. Increases in revenue for food grade alcohol were attributable to both increased volume as well as improved per-unit pricing.  Also contributing to this increase were improvements in distillers feed revenue.  While revenues for distillery products improved for the year to date period ended December 31, 2008, margins were still significantly impacted by increased cost of sales related to increased corn prices compared to the year to date period ended December 30, 2007.  For the year to date period ended December 31, 2008, the per-bushel cost of corn, before adjustments for the impact of our hedging practices, averaged nearly 38.9 percent higher than the year to date period ended December 30, 2007.   These increased costs yielded a substantial loss for the segment.

OTHER PRODUCTS

For the quarter and year to date periods ended December 31, 2008, revenues for other products, consisting primarily of pet products and plant-based biopolymers, decreased $455,000, or 30.2 percent, and $45,000, or 1.6 percent, respectively compared to the quarter and year to date periods ended December 30, 2007.  For the quarter ended December 31, 2008, these decreases were the result of reduced unit sales of both our plant-based biopolymer products and our pet products.  These factors, which served to reduce revenues for our other products, were partially offset by improvements in per-unit pricing for our biopolymer products.  For the year to date period ended December 31, 2008, these decreases were a result of lower unit sales of pet products partially offset by higher unit sales for our biopolymer products as well as improved pricing for both pet products and biopolymer products.

SALES

Net sales for the quarter and year to date periods ended December 31, 2008 decreased $20.8 million, or 22.1 percent, and $9.7 million, or 5.3 percent, respectively, compared to the quarter and year to date periods ended December 30, 2007.  These decreases were the result of decreased sales in all segments during the quarter ended December 31, 2008 and decreased sales in the distillery products and other segments partially offset by an increase in sales in the ingredient solutions segment for the year to date period ended December 31, 2008.

For the quarter ended December 31, 2008, decreased sales in the ingredient solutions segment were related to decreased unit sales for vital wheat gluten primarily related to planned reductions of sales following our decision to cease gluten and starch production at Pekin and to focus on the production of value-added ingredient products, and secondarily to reduced per-unit pricing.  Specialty protein revenues declined due to reduced volume sales partially offset by improved per-unit pricing.  Both commodity and specialty starch revenues improved as a result of both improved volumes as well as improved per-unit pricing.  We were able to increase unit sales of our starch products notwithstanding cessation of production at Pekin through inventory reductions.  Decreased sales in the distillery products segment were driven primarily by planned reductions in production and sales of fuel grade alcohol as well as, to a lesser degree, reduced per-unit pricing, with sales declining by $14.6 million .  As noted above, we have subsequently decided to exit the fuel grade business.

For the year to date period ended December 31, 2008, increased sales in the ingredient solutions segment were related to increased sales of both commodity and specialty starch products as well as specialty protein products partially offset by reduced sales of vital wheat gluten resulting from the planned reduction referred to above.  Both commodity starch and specialty starch revenues increased as a result of increased sales volumes as well as improved per unit pricing, while specialty protein revenue increases were driven by improved per unit pricing partially offset by reduced volumes.  Vital wheat gluten revenues declined as a result of reduced sales volumes.  We were able to increase unit sales of our starch products notwithstanding cessation of production at Pekin through inventory reductions.  Decreased sales in the distillery were primarily related to reductions in sales and production of fuel grade alcohol of $19.0 million partially offset by increased sales of food grade alcohol as a result of both increased sales volume as well as improved per unit pricing.

COST OF SALES

For the quarter ended December 31, 2008, cost of sales rose $6.1 million, or 6.7 percent, while sales decreased 22.1 percent compared to the quarter ended December 30, 2007.  This increase was primarily the result of higher grain costs as well as increased costs of other inputs used in the manufacturing process.  Our higher grain costs were directly the result of higher grain prices experienced during the quarter ended December 31, 2008.  For the quarter ended December 31, 2008, before adjustment for the impact of our hedging practices, the per-bushel cost of corn averaged nearly 22.5 percent higher than the quarter ended December 30, 2007.

Beginning in the quarter ended December 31, 2008, we ceased purchasing and processing wheat into flour in favor of directly purchasing flour at a lower cost than for what we could manufacture.  Our average cost for natural gas per million cubic feet (“mcf”) increased 37.5 percent compared to the quarter ended December 30, 2007 and excludes unrealized loss on a natural gas contract as discussed below.

For the year to date period ended December 31, 2008, cost of sales rose $39.7 million, or 23.0 percent, while sales decreased 5.3 percent compared to the year to date period ended December 30, 2007.  This increase was primarily the result of higher grain costs as well as increased costs of other inputs used in the manufacturing process.  Our higher grain costs were directly the result of higher grain prices experienced during the year to date period ended December 31, 2008.  For the year to date period ended December 31, 2008, before adjustment for the impact of our hedging practices, the per-bushel cost of corn averaged nearly 38.9 percent higher than the year to date period ended December 30, 2007.

As discussed in Note 4 - Derivative Instruments included under Part 1, Item 1, Financial Statements of this Form 10-Q and incorporated herein by reference, effective April 1, 2008, we elected to discontinue the use of hedge accounting for all commodity derivative positions.  Accordingly, changes in the value of derivatives subsequent to March 31, 2008 are recorded in cost of sales in the Company’s Consolidated Statements of Income.  As of March 31, 2008, the cumulative mark-to-market adjustment of $4.2 million net of tax of $2.8 million included in accumulated other comprehensive income was related to derivative instruments that had previously been designated for hedge accounting under the framework of SFAS 133.  Gains related to those derivative instruments have remained in accumulated other comprehensive income until the forecasted transactions to which the specific hedged positions relate impact earnings.  During the quarter ended December 31, 2008, the remaining $1.1 million in deferred gains on previously designated derivative instruments was recognized in earnings.  There remain no further deferred gains as of December 31, 2008.

Our production process involves the use of natural gas which we purchase under contracts that require us to commit to the purchase of certain quantities on a monthly basis and allow us to lock in prices on such purchase quantities.  Because the quantities involved have always been for amounts to be consumed within the normal production process, we have excluded the market value of these commitments within our contracts from our hedge accounting consistent with normal purchases and sales as defined under Statement of Financial Accounting Standards No. 133 as amended (“SFAS 133”).

With the shutdown of protein and starch operations and the reduction and temporary idling of distillery operations at our Pekin plant, commitments for the purchase of natural gas through the remainder of the fiscal year under a single contract for our Pekin plant are in excess of projected consumption after adjusting for such reduced production.  Accordingly, we anticipate settling such commitments for the difference between the prices to which we committed to and the market price of natural gas upon settlement.  We have recorded a charge of $5.4 million to cost of sales for unrealized losses as of December 31, 2008, for projected settlements and will continue to mark this obligation to market through June 30, 2009 as the settlements come due.

As discussed in Note 11-Assets Held for Sale included under Part 1, Item 1, Financial Statements of this Form 10-Q and incorporated herein by reference, assets consisting of a building with a net book value of $1.1 million, land with a book value of $0.5 million, and equipment with a book value of $0.7 million for a total net book value of approximately $2.3 million previously reported as current assets in “Assets held for sale” have been reclassified to non-current assets as “Property and equipment, at cost, Less: accumulated depreciation.”  Depreciation expense of $132,000, representing cumulative depreciation expense since July 1, 2008 related to these assets, has been recorded in the quarter and year to date periods ended December 31, 2008, resulting in a charge to operating income of $66,000 for the quarter ended December 31, 2008 for depreciation that would otherwise have been recorded in the quarter ended September 30, 2008.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the quarter and year to date periods ended December 31, 2008 increased $922,000, or 19.1 percent, and $758,000, or 6.8 percent, respectively,  compared to the same periods ended December 30, 2007.  These increases were primarily the result of increased expenses associated with maintaining our line of credit, increases in other professional fees and increased compensation expenses related to an expansion of our sales force related to our increased focus on the production and sale of specialty ingredients.  These factors, which served to increase our selling, general and administrative expenses, were partially offset by other changes we made within the organization during the quarter ended December 31, 2008 and referred to in Developments in the Ingredient Solutions Segment and Developments in the Distillery Products Segment resulting in lower administrative headcount and related costs.  During the quarter ended December 30, 2007, we reduced $386,000 from selling, general and administrative expenses for Gain on Settlement of Litigation, Net of Related Expenses.

IMPAIRMENT: LONG LIVED ASSETS

In response to the losses incurred during the first quarter of fiscal 2009, we have taken actions since the end of the first quarter in an effort to return to profitability.  These actions include significant changes to operations in our Atchison and Pekin facilities.

Ingredient Solutions Segment. On October 20, 2008 we announced that we had signed a non-binding letter of intent to acquire our flour requirements from a third party, were ceasing operations at our flour mill in Atchison, Kansas and were reducing our workforce by approximately 44 persons.  The workforce reduction consisted of a combination of temporary lay-offs and early retirement offers.  On November 6, we announced that the anticipated supply contract for flour had been signed, and the layoffs became permanent. Our decision to close our flour mill was due to the fact that we could no longer produce flour for our own use at costs that are competitive with those of third party producers.  As a result of this action, we performed an impairment analysis and recorded a $2.8 million non-cash impairment charge in the Condensed Consolidated Statements related to the flour mill assets.

On November 5, we announced plans to significantly reduce production of commodity wheat proteins and starches by ceasing protein and starch production operations at our Pekin, Illinois plant, effective November 12, 2008.  The majority of the Pekin facility’s protein and starch production consisted of gluten and commodity starches.  The action resulted in an additional work force reduction of approximately 80 persons, consisting of a combination of lay-offs and early retirement offers. As a result of the shutdown, we performed an impairment analysis and recorded a $5.0 million non-cash impairment charge in the Condensed Consolidated Statements related to the Pekin protein and starch assets.  Going forward, we expect to concentrate our efforts on the production of value added proteins and starches.

On January 29, 2009, we determined to cease the manufacture and sale of personal care ingredients products at our Atchison facility. Currently we are in the process of concluding all contractual obligations with respect to our personal care customers and anticipate the completion of all production and liquidation of all remaining inventory during the third quarter of fiscal 2009.  As a result of this action, we incurred a non-cash impairment charge of $329,000 in the Condensed Consolidated Statements related to the write down of equipment used in the production of personal care products.

In measuring for impairment of assets at our flour mill and our Pekin facility’s protein and starch production facility, management assumed no sales or other disposition but instead adjusted net values of these assets to zero as no further cash flow related to these assets was anticipated.

Distillery Segment.    In November of 2008, we also determined to curtail fuel alcohol production at Pekin to approximately 30 million gallons annually until market conditions became more favorable.  Subsequent to December 31, 2008, we determined that we could further adjust our production process at Pekin in a way that permitted us to produce only minor quantities of fuel grade alcohol as a by-product of the production of food grade alcohol and determined to otherwise terminate the production of fuel grade alcohol. We also determined to shut down food grade production at the plant for a temporary period. We performed an impairment analysis of our other long lived assets and determined no further impairment charges were necessary as a result of these activities.

Other Segment.    As previously reported, at the end of the third quarter of fiscal 2008, we concluded that our pet business assets in the other segment and certain of our ingredient solutions segment assets in a mixed use facility in Kansas City, Kansas at which our pet treat resins are made were impaired.  At that time, we recorded an impairment charge of $8.1 million, of which $4.7 million related to assets allocated to the Company’s other segment.  For the period ended December 31, 2008, management performed another test for impairment of these assets as a result of an appraisal resulting in a further charge of $811,000.

SEVERANCE AND EARLY RETIREMENT COSTS

In connection with the production changes described above, we also incurred $3.3 million in severance related charges associated with early retirements and job eliminations during the second quarter.  These charges have been presented in the Company’s Consolidated Statements of Income as “Severance and early retirement costs.”

OTHER RESTRUCTURING COSTS

In connection with the production changes described above,  we also have incurred a $2.3 million net loss, which is net of approximately $1.1 million in realized gains previously recorded in accumulated other comprehensive income.  In addition, we have recognized $2.9 million in lease termination costs which we expect to incur with respect to 147 rail cars which we formerly used to transport flour and whose leases expire through 2013. We have recognized this expense because we no longer utilize these cars in our business.  Expected payments accrued reflect the net present value of the remaining obligation net of units which are estimated to be returned to the lessor sooner than the lease termination date.  The discount rate used was 7.0 percent and was based on our borrowing costs at December 31. 2008.  We expect to return sixty five of these rail cars to the lessor prior to March 31, 2009.  We estimate that the remaining railcars will either be returned to the lessor or assigned to other third parties over the course of four years.

OTHER INCOME, NET

Other income, net, increased $109,000, or 143.4 percent, for the quarter ended December 31, 2008 compared to the quarter ended December 30, 2007.  For the year to date period ended December 31, 2008, other income, net, decreased $40,000, compared to the quarter ended December 30, 2007.  These changes were principally attributable to changes in interest capitalized as well as to the effect of certain other non-recurring, non-operating revenue items.  It is our practice to credit other income for capitalized interest.

GAIN ON SETTLEMENT OF LITIGATION, NET OF RELATED EXPENSES

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

No such settlements were incurred during the quarter or year to date periods ended December 31, 2008.

INTEREST EXPENSE

Interest expense for the quarter and year to date periods ended December 31, 2008 increased $392,000, and $844,000, respectively, compared to the same periods ended December 30, 2007.  These increases were the result of higher balances and higher interest rates on our outstanding line of credit compared to the same periods in the prior year.  These increases were partially offset by reduced balances on our long-term notes payable.

EQUITY IN LOSS OF JOINT VENTURE

Equity in the loss of our joint venture was $18,000 and $34,000 for the quarter and year to date periods ended December 31, 2008.  On July 17, 2007, we completed a transaction with Crespel and Dieters GmbH & Co. KG for the formation and financing of a joint venture, D.M. Ingredients, GmbH (“DMI”), located in Ibbenburen, Germany.  DMI’s primary operation is the production and tolling of the Wheatex series of textured wheat proteins made from vital wheat gluten for marketing by MGPI domestically and, through our partner and third parties, internationally.  Currently, the joint venture is utilizing a third party toller in the Netherlands to produce the Wheatex products.  We own a 50 percent interest in DMI, and account for it using the equity method of accounting.  As of December 31, 2008, we had invested $375,000 in DMI since July 2007.

For the quarter ended December 31, 2008, DMI incurred a net loss of $36,000 related to costs incurred as part of the initial implementation of operations.  No sales revenue was reported.  As a 50 percent joint venture holder, our equity in this loss was $18,000.

For the year to date period ended December 31, 2008, DMI incurred a net loss of $68,000 related to costs incurred for the initial implementation of operations.  Again, no sales revenue was reported.  As a 50 percent joint venture holder, our equity in this loss was $34,000.

DMI’s functional currency is the European Union Euro.  Accordingly, changes in the holding value of the Company’s investment in DMI resulting from changes in the exchange rate between the U.S. Dollar and the European Union Euro are recorded in other comprehensive income as a translation adjustment on unconsolidated foreign subsidiary net of deferred taxes.

INCOME TAXES

For the quarter ended December 31, 2008, we had an income tax benefit of $4,911,000 resulting in an effective rate of 10.3 percent.  For the quarter ended December 30, 2007, our income tax benefit was $283,000 for an effective rate of 5.7 percent.

For the year to date period ended December 31, 2008, we had an income tax benefit of $11,173,000, resulting in an effective rate of 15.7 percent.  For the year to date period ended December 30, 2007, our income tax benefit was $435,000 for an effective rate of 9.8 percent.

For the year to date period ended December 31, 2008, this rate differs from our statutory rate primarily due to the impact of a valuation allowance established during the year of approximately $20,100,000.   Management determined a valuation allowance was needed against Federal and state deferred tax assets, consisting largely of NOLs and credit carryforwards, that are not more likely than not of being realized.  Since the end of the fiscal year ended June 30, 2008, there has been no material change in our uncertain tax positions.  As a result of filing our fiscal 2008 tax return, we have received tax refunds of $9,200,000.  Based upon our operating results in the current fiscal year, we expect to be eligible to receive a tax refund of approximately $5,900,000 after filing our current fiscal year tax return.  The expected refund would exhaust our ability to carry back any further losses under current tax regulations.

NET INCOME

As the result of the factors outlined above, we experienced a net loss of $42,716,000 and $59,959,000 in the quarter and year to date periods ended December 31, 2008, respectively, compared to net income of $5,229,000 in the quarter ended December 30, 2007 and net income of $4,876,000 in the year to date period ended December 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Historically, the principal sources of our cash have been operating cash flow and borrowings under our credit agreement.  Historically, principal uses of cash are capital expenditures, payment of debt and the payment of dividends.

We have had negative cash flow from operations and have relied on borrowings under our credit agreement to operate.  On January 30, 2009, we were notified by the lender’s agent under our credit facility that we were in default under the credit facility.  As a result, our lenders could, at their election and prior to February 27, 2009, the final date of our current forbearance period, terminate our ability to borrow under our credit facility and/or accelerate our obligations to repay amounts borrowed under the credit facility. The agent has advised us that in their discretion and subject to change day-to-day, the lenders are willing to continue extending credit to us in accordance with the provisions of the credit facility provided we have sufficient capacity under our borrowing base and otherwise meets the requirements of the credit facility.   The borrowing base under the credit facility and the amount available to us thereunder fluctuate daily.  From January 29, 2009 to February 4, 2009, the daily amount available to us has averaged approximately $1,219,000, ranging from a low of $7,700 to a high of $2,760,000, and the amount available at the close of business on February 4, 2009 was approximately $849,000.  Our lenders have strongly encouraged us to obtain additional financing, and we believe that our cash needs over the next several months will exceed amounts available to us from operations and under our credit facility.  We are currently in discussions with other prospective lenders.  We have received commitment letters from two local banks dated February 4, 2009  for secured financings aggregating from $4 million to $4.5 million. We expect one of the banks will loan us an additional $2 million which will be secured by a pledge of assets from a principal stockholder.  However, the commitments are contingent on several conditions, including the agreement of our lenders under the credit facility to release or subordinate their liens in certain collateral in favor of the local banks and to extend the forbearance period under the credit facility to a date not earlier than September 3, 2009.  The lenders under our credit facility have not responded to these requirements, and we cannot make any assurances that they will agree with these conditions.  Our ability to continue as a going concern is dependent on our obtaining additional financing in the near term and on the willingness of our existing lenders to exercise further forbearance and extend the facility termination date beyond February 27, 2009.

Due to the limitations on amounts available under the credit agreement and negative operating cash flows, our cash flows have not been optimal for our needs and we have extended certain vendors past normal credit terms.  Until we obtain additional financing, we will need to take particular care in managing our cash flows and may be unable to take advantage of certain business opportunities that would otherwise be available to us.  For example, notwithstanding current favorable grain prices, we are not taking long forward positions in grain in order to conserve our cash.  This could result in higher future expenses if prices change adversely.

In addition to obtaining continued forbearance from our lenders and additional financing, our prospects depend on a number of factors, some of which are beyond our control, including commodity prices, natural gas prices, our ability to liquidate inventories as planned, the level of our capital expenditures, the amount of margin calls on our commodity trading accounts and the willingness of the bulk of our suppliers to extend normal trading terms.  In this regard, some of our suppliers, principally utilities, have required us to make significant deposits or advance payments to maintain service.

The following table is presented as a measure of our liquidity and financial condition:

	December 31,	June 30,
(Dollars in thousands)	2008	2008
Cash and cash equivalents	$—	$—
Working capital	(2,545)	51,127
Amounts available under lines of credit	71	17,000
Credit facility, liabilities related to assets held for sale and long-term debt (including current maturities)	51,187	33,493
Stockholders’ equity	74,273	136,874

	Year to Date Ended
	December 31,	December 30,
	2008	2007
Depreciation and amortization	6,826	7,644
Capital expenditures	1,994	3,228
EBITDA(1)	(62,781)	12,766

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

The following table sets forth a reconciliation of net income to EBITDA for the year to date periods ended December 31, 2008 and December 30, 2007 (in thousands):

	Year to Date Ended
	December 31, 2008	December 30, 2007 (1)

Net income(loss)	$(59,959)	$4,876
Provision (benefit) for income taxes	(11,173)	(435)
Interest expense	1,525	681
Depreciation	6,826	7,644
EBITDA	$(62,781)	$12,766

The following table sets forth a reconciliation of EBITDA to cash flows from operations for the year to date periods ended December 31, 2008 and December 30, 2007 (in thousands):

	Year to Date Ended
	December 31, 2008	December 30, 2007 (1)

EBITDA	$(62,781)	$12,766
Benefit (provision) for income taxes	11,173	435
Interest expense	(1,525)	(681)
Equity in loss of joint venture	34	—
Non-cash charges against (credits to) net income:
Deferred income taxes	(7,217)	2,874
Loss (gain) on sale of assets	(53)	10
Loss on impairment of assets	8,931	—
Changes in operating assets and liabilities	35,505	(14,458)
Cash flow from operations	$(15,933)	$946

(1)          See Note 9 to Notes to Condensed Consolidated Financial Statements.

CASH FLOW INFORMATION

Summary cash flow information follows for the year to date periods ended December 31, 2008 and December 30, 2007, respectively:  (Dollars in thousands)

	Year to Date Ended
	December 31,	December 30,
	2008	2007(1)

Cash flows provided by (used for):
Operating activities	$(15,933)	$946
Investing activities	(1,534)	(3,586)
Financing activities	17,467	(1,260)

Increase (decrease) in cash and cash equivalents	—	(3,900)
Cash and cash equivalents at beginning of year	—	3,900
Cash and cash equivalents at end of year	$—	$—

(1)          See Note 9 to Notes to Condensed Consolidated Financial Statements.

During the year to date period ended December 31, 2008, our consolidated cash remained at zero compared to a decrease of $3,900,000 during the year to date period ended December 30, 2007.  Reduced operating cash flow resulted from a decrease in earnings from net income of $4,876,000 for the year to date period ended December 30, 2007 to a net loss of $59,959,000 for the year to date period ended December 31, 2008.  This change in earnings, which served to decrease operating cash flow, was partially offset by the receipt of income tax refunds.   Cash outflows related to capital expenditures during the year to date period ended December 31, 2008 compared to the year to date period ended December 30, 2007 were reduced.  Additionally, net proceeds from our line of credit provided a source of cash.

Operating Cash Flows.  Summary operating cash flow information for the year to date periods ended December 31, 2008 and December 30, 2007, respectively, is as follows:  (Dollars in thousands):

	Year-to-Date Ended
	December 31,	December 30,
	2008	2007(1)

Net income (loss)	$(59,959)	$4,876
Depreciation	6,826	7,644
Loss (gain) on sale of assets	(53)	10
Deferred income taxes	(7,217)	2,874
Loss on impairment of assets	8,931
Equity in loss of joint venture	34	—
Changes in working capital items:
Restricted cash	(1,358)	3,333
Accounts receivable	7,917	(486)
Inventory	24,219	(13,059)
Accounts payable and accrued expenses	2,540	348
Deferred credit	(440)	(619)
Income taxes payable/receivable	3,898	385
Accrued natural gas derivative	5,447	—
Gains previously deferred in other comprehensive income	(2,149)	—
Other	(4,569)	(4,360)

Net cash used in operating activities	$(15,933)	$946

(1)          See Note 9 to Notes to Condensed Consolidated Financial Statements.

Cash flow from operations for the quarter ended December 31, 2008 decreased $16,879,000 to ($15,933,000) from $946,000 for the year to date period ended December 30, 2007.  This decline in operating cash flow was primarily related to the decrease in earnings of $64,835,000 from net income of $4,876,000 for the year to date period ended December 30, 2007 to a net loss of $59,959,000 for the year to date period ended December 31, 2008.  Other factors leading to a decrease in operating cash flow were an increase in restricted cash of $1,358,000 for the year to date period ended December 31, 2008 compared to a decrease of $3,333,000 for the year to date period ended December 30, 2007 and an increase in taxes receivable of $3,898,000 for the year to date period ended December 31, 2008 compared to a decrease of $385,000 for the year to date period ended December 30, 2007.  These factors, which served to reduce operating cash flow, were partially offset by a decrease in inventory and accounts receivable of $24,219,000 and $7,917,000, respectively.  Additionally, operating cash flow was impacted by the timing of cash disbursements resulting in an increase in accounts payable, partially offset by the pre-payment of certain expenses.

Investing Cash Flows.  Net investing cash outflow for the year to date period ended December 31, 2008 was $1,534,000 compared to $3,586,000 for the year to date period ended December 30, 2007.  During the year to date period ended December 31, 2008, we made investments to our operating plant of $1,994,000.  These investments were partially offset by the net proceeds from the sale of a corporate aircraft of $460,000.

Financing Cash Flows.  Net financing cash flow for the year to date period ended December 31, 2008, was $17,467,000 compared to net outflow of $1,260,000 for the year to date period ended December 30, 2007 for a net increase in financing cash flow of $18,727,000.  During the year to date period ended December 31, 2008, we had net draws of $19,483,000 under our operating line of credit compared to net draws of $3,000,000 for the year to date period ended December 30, 2007.  Proceeds from stock plans were relatively minimal due to reduced option exercise activity as a result of the reduced price of our stock.

HEDGING AND INVENTORY COSTS

Included within the carrying value of inventory of $38,637,000 as of December 31, 2008 is the market value of derivative instruments related to our hedging strategy of ($313,000). This value represents mark-to-market losses on open undesignated derivative contracts.

In connection with the purchase of raw materials, principally corn and wheat, for anticipated operating requirements, we sometimes enter into various commodity derivative contracts to manage the risk of future grain price increases.  During the quarter ended December 31, 2008, we utilized derivatives to hedge approximately 58 percent of corn processed compared with approximately 43 percent of corn processed in the quarter ended December 30, 2007.   As further discussed under Developments in the Ingredient Solutions Segment, beginning in the quarter ended December 31, 2008, we entered into a supply contract for flour with ConAgra Mills whereby they are supplying our wheat flour requirements for use in the production of protein and starch ingredients.  As a result, we have ceased hedging wheat purchases.  For the quarter ended December 31, 2008, we recognized $1.1 million in deferred gains on previously designated and liquidated wheat futures.  Raw material costs in the quarter ended December 31, 2008 included a net hedging loss of approximately $4,760,000 (excluding a $1.1 million gain reclassified and reported under Other restructuring costs in our Condensed Financial Statements) compared to a net hedging gain of $485,000 in the quarter ended December 30, 2007.

During the year to date period ended December 31, 2008, we utilized derivatives to hedge approximately 58 percent of corn processed compared with approximately 30 percent of corn processed in the year to date period ended December 30, 2007.   For the year to date period ended December 31, 2008, we recognized $3.3 million in deferred gains on previously designated and liquidated wheat futures.  Raw material costs in the year to date period ended December 31, 2008 included a net hedging loss of approximately $4.6 million (excluding a $1.1 million gain reclassified and reported under Other restructuring costs in our Condensed Financial Statements)  compared to a net hedging loss of $245,000 in the year to date period ended December 30, 2007.

These hedge transactions are highly effective.  Accordingly, nearly all related losses were entirely offset by reduced raw materials costs.

As of December 31, 2008, through the use of derivative contracts, we had hedged 17 percent of our projected corn consumption for the remainder of the fiscal year.  Including cash purchases, we have hedged 26 percent of our projected corn consumption for the remainder of the fiscal year.

As described in Note 4 of our Notes to Condensed Consolidated Financial Statements included elsewhere herein, effective April 1, 2008, we elected to discontinue the use of hedge accounting for all commodity derivative positions.  Accordingly, changes in the value of derivatives subsequent to March 31, 2008 are recorded in cost of sales in the Company’s Consolidated Statements of Income.  As of March 31, 2008, the cumulative mark-to-market adjustment of $4.2 million net of tax of $2.8 million included in accumulated other comprehensive income was related to derivative instruments that had previously been designated for hedge accounting under the framework of SFAS 133.  Gains related to those derivative instruments have remained in accumulated other comprehensive income until the forecasted transactions to which the specific hedged positions relate occurred.  As of December 31, 2008, all gains previously deferred have been recognized in earnings.

NATURAL GAS COMMITMENTS

Our production process involves the use of natural gas which we purchase under contracts that require us to commit to the purchase of certain quantities on a monthly basis and allow us to lock in prices on such purchase quantities.  Because the quantities involved have always been for amounts to be consumed within the normal production process, we have excluded the market value of these commitments within our contracts from our hedge accounting consistent with normal purchases and sales as defined under Statement of Financial Accounting Standards No. 133 as amended (“SFAS 133”).

We have recorded a charge of $5.4 million to cost of sales for unrealized losses as of December 31, 2008 on a natural gas contract for our Pekin plant.  With the shutdown of protein and starch operations and the reduction and temporary idling of distillery operations at the Pekin plant, the commitments for the purchase of natural gas through the remainder of the fiscal year under this contract are in excess of projected consumption.  We will continue to settle and mark this obligation to market monthly until its expiration, which is scheduled to occur on June 30, 2009.

CONTRACTUAL OBLIGATIONS

On October 24, 2008, we entered into a Supply Agreement to purchase our requirements of wheat flour from Conagra Foods Food Ingredients Company, Inc.  The Agreement has a term of five years and is automatically renewable for an additional term of 5 years unless either party gives at least 180 days written notice of termination.  Pricing is based on a formula which varies depending on changes in several factors, including wheat futures prices, millfeed prices and freight costs.  There is no stated minimum quantity required to be purchased.

On November 7, 2008, we entered into a new amendment to our credit agreement with our bank lenders which extended the standstill period thereunder and which imposed new interim financial covenants summarized below under “Financial Covenants.”  Other terms in the amendment include (i) a provision limiting loans to base rate loans, with an increase in the interest rate on outstanding borrowings from LIBOR plus 2.75% or prime plus 0.50% to base rate, as defined plus 3%, with base rate being not less than the greater of 4%, Agent’s prime rate or the federal funds rate plus 1%, (ii) an amendment fee of $110,000 (in addition to the banks’ out of pocket expenses),  (iii) a fee of 1% of the outstanding credit commitment, as defined, payable on February 27, 2009 unless all outstanding obligations are paid in full and the credit agreement is terminated (this fee is expected to be $430,000), (iv) the pledge of substantially all of the Company’s remaining unpledged assets, (v) limiting the Company’s use of the commitment under the credit agreement to either fund margin calls or for other grain hedging positions to an amount equal to a tax refund received in the second quarter (approximately $9.2 million), and (vi) requiring us to use any portion of such anticipated tax refund received after November 7, 2008 ($8.0 million) to reduce outstanding borrowings under the credit agreement.

The prepayment requirement referred to in clause (vi) above did not reduce the lenders’ total commitment under the credit agreement.

As noted above, the second amendment expands the lien securing our obligations to the lenders so that it now covers substantially all of our assets, excluding our new office building and laboratory in Atchison and our interest in our German joint venture, and property at our KCIT facility in Kansas City so

long as it is encumbered by existing liens.   We were also required to cause our commodity intermediary to execute a commodity account control agreement in favor of our lenders.

As a result of inventory reductions and continued operating losses, in December 2008, our outstanding borrowings under the Credit Agreement exceeded our borrowing base, and on December 19, 2009 the lenders agreed to a Third Amendment to the Credit Agreement which permits us, on a temporary basis, to obtain loans and other credit extensions under the Credit Agreement in amounts in excess of the borrowing base. Until January 30, 2009, we were permitted to obtain credit extensions of $3 million over the borrowing base; thereafter, until February 26, 2009, we may obtain credit extensions of $1.5 million over the borrowing base; and thereafter we may obtain credit extensions of $500,000 over the borrowing base.  The Third Amendment does not affect the standstill period to which the Company is presently subject or otherwise impose any duty on any lender to extend credit to us beyond any date after which such lender is not obligated to extend credit pursuant to the Credit Agreement as in effect immediately prior to the Third Amendment. As noted elsewhere herein, we are in forbearance default under the Credit Agreement and there can be no assurance that our lenders will continue to provide financing to us.

CAPITAL EXPENDITURES.

In the year to date we have spent $2.0 million in capital expenditures.  We presently expect to spend an additional $89,000 in capital expenditures over the next 12 months.

We have been exploring alternative sources of energy for our Pekin, Illinois plant in the form of a coal-fired steam generation facility.  We have applied for approvals for the construction of a 330,000 pound per hour high pressure solid fuel boiler cogeneration facility at the plant.  The proposed facility would utilize coal as the primary fuel.  The cost of the project is estimated at $90 million to $100 million.  We have been seeking a third party energy provider to fund, own and operate the facility and  enter a multi-year energy supply agreement with us.    Our recent financial issues have forced us to slow down our efforts on this program.

The Illinois Environmental Protection Agency (“IEPA”) held a public hearing regarding the fuel boiler cogeneration facility on July 14, 2008.  This hearing represented one step toward receiving a permit for the facility.  The hearing was followed by a written public comment period, which ended on August 13.  If the IEPA determines to issue a construction permit, it woud be effective 35 days after the date of issue to allow for an appeal period for interested parties.  Barring an appeal, we would expect to receive a construction permit at the end of the 35 day waiting period.  We expect that the IEPA will issue the permit during our third quarter of the current fiscal year.

After an operating license is granted and a third party energy provider is identified to build the facility, we anticipate that it would take approximately two years to construct and put the complete facility into operation.  However, an auxiliary natural gas-only boiler could be constructed and placed in service in approximately twelve to eighteen months.

The facility is proposed to be located on a site that we would lease to the provider which is located on our plant’s 49-acre site.  It would be utilized to produce steam to power the plant’s distillery production processes.  In addition, a portion of the generated steam would be used to supply the plant’s electrical needs.  Excess energy could be available for sale by the provider to others.

As we explore our options for the Pekin  plant, we will be reviewing the scope of this project.  However, our current contract for steam generation at the Pekin plant expires on January 31, 2011, and to produce alcohol at the plant we will either have to acquire the current steam cogeneration facility, extend the current contract or seek an alternative steam supply such as the proposed coal fired project.

LINE OF CREDIT

Our credit agreement, as amended, provides a $55 million revolving credit facility, ($40.3 million at February 4 after considering the effect of borrowing base limitations) that, except as noted below, is available for general working capital needs in addition to permitted capital expenditures, investments, acquisitions and stock repurchases, as defined in the credit agreement. As amended as of November 7, 2008, we are not permitted to use more than $9.2 million of the commitment for opening and maintaining grain hedging contracts.   On December 19, 2008, our lenders agreed to a Third Amendment to the Credit Agreement which permits us, on a temporary basis, to obtain loans and other credit extensions under the Credit Agreement in amounts in excess of the borrowing base.  Until January 30, 2009, we could obtain credit extensions of $3.0 million over the borrowing base; thereafter, until February 26, 2009, we may obtain credit extensions of $1.5 million over the borrowing base; and thereafter, we may obtain credit extensions of $500,000 over the borrowing base.  The Third Amendment does not affect the standstill period to which we are presently subject or otherwise impose any duty on any lender to extend credit to us beyond any date after which such lender is not obligated to extend credit pursuant to the Credit Agreement as in effect immediately prior to the Third Amendment. As noted elsewhere herein, we are in forbearance default under the credit agreement and there can be no assurance that our lenders will continue to provide financing to us.

As of February 4, 2009, after giving effect to the Third Amendment, the amount available to us under our Credit Agreement was $849,000 and the amount of the outstanding borrowings under the Credit Agreement was $39.5 million.

Unless sooner terminated because of our defaults, unless extended, our credit agreement will expire on February 27, 2009.  Our lenders have strongly encouraged us to obtain additional financing. We have no assurances that they will extend beyond the credit agreement beyond February 27, 2009.

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

• tangible net worth of not less than $135 million plus (i) an amount equal to 50% of consolidated net income (but not loss) subsequent to June 30, 2008 minus (ii) cumulative stock purchases after June 30, 2008; and

• a leverage ratio (senior fund debt to adjusted EBITDA (EBITDA plus non cash losses, minus noncash gains, minus or plus, as the case may be, extraordinary income or losses)) of not more than 3.0 to 1.

In the Second Amendment to the Credit Agreement, our lenders agreed to a new standstill period and imposed new, interim financial covenants.  These require us to maintain fiscal year to date adjusted

EBITDA (EBITDA adjusted to eliminate any mark-to-market adjustments reflected in net income) of ($30.0 million) at the end of October 2008, ($44.0 million) at the end of November 2008, and ($46.0 million) at the end of December 2008 and January 2009. We met these interim covenants for October and November but did not do so for December or January primarily because of impairment and other restructuring charges recognized in the quarter ended December 31, 2008, described herein.

Our credit agreement contains various other covenants, including ones limiting our ability to incur liens, incur debt, make investments, make capital expenditures, dispose of assets, issue stock, or purchase stock. While the initial agreement permitted us to pay dividends in the ordinary course, we were required to remain in compliance with our financial covenants.  Due to market conditions and our resulting negative cash flow from operations, since June 30, 2008 we have not been able to pay dividends as a result of the fixed charge coverage ratio maintenance requirement in our credit agreement. Further, under subsequent amendments to the credit agreement we are prohibited from paying dividends without the consent of our lenders.

WORKING CAPITAL

COMPARISON TO JUNE 30, 2008

Our working capital decreased $53,672,000 from June 30, 2008 to December 31, 2008.  This decrease was primarily the result of higher outstanding balances on our revolving credit facility and reduced inventories.

COMPARISON TO DECEMBER 30, 2007

During the twelve month period ended December 31, 2008, our consolidated cash position remained unchanged at $0.0.  For the twelve month period ended December 31, 2008, cash was impacted primarily by lower operating cash flow related to reduced earnings. Additionally, we incurred capital expenditures of $6,198,000 for the twelve month period ended December 31, 2008, yielding a higher investment in property and equipment.  We financed capital expenditures, inventory and our operations using our revolving credit facility.

During the twelve month period ended December 31, 2008, our working capital decreased $68,328,000, primarily as a result of increased balances outstanding on our revolving credit facility, reduced inventory, increased accounts payable, as well as accrued expenses.  These factors, which served to reduce working capital, were partially offset by increased income taxes receivable.

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

Our production process involves the use of natural gas which we purchase under contracts that require us to commit to the purchase of certain quantities on a monthly basis and allow us to lock in prices on such purchase quantities.  Because the quantities involved have always been for amounts to be consumed within the normal production process, we have excluded the market value of these commitments within our contracts from our hedge accounting consistent with normal purchases and sales as defined under Statement of Financial Accounting Standards No. 133 as amended (“SFAS 133”).

With the shutdown of protein and starch operations and the reduction of distillery operations at our Pekin plant, commitments for the purchase of natural gas through the remainder of the fiscal year under a single contract for our Pekin plant are in excess of projected consumption after adjusting for such reduced production.  Accordingly, we will settle such commitments on a cash basis for an amount representing the difference between the prices to which we committed to and the current market price of natural gas.  We have recorded a charge of $5,447,000 for projected settlements based upon each month’s commitment and the futures price for natural gas for each respective month as of December 31, 2008.  We will continue to mark this obligation to market through June 30, 2009 when the contract expires As of February 1, 2009, our potential settlement, after adjusting for closed January settlements of $365,000 million, was $5.9 million.  A 10% decrease in natural gas prices as of February 1, 2009, would increase our projected settlements by $0.7 million and a 10% increase would decrease our projected settlements by $0.6 million.

For inventory and open futures, the table below presents the carrying amount and fair value at December 31, 2008 and June 30, 2008.  We include the fair values of open contracts in inventories in our balance sheet.

	At December 31, 2008		At June 30, 2008
As of December 31,	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Inventories
Corn	$3,354,000	$3,540,000	$6,485,147	$7,311,379
Wheat	$—	$—	$3,499,541	$3,069,123

	Description and Expected Maturity*	Fair Value	Description and Expected Maturity*	Fair Value
Corn Options
Contract Volumes (bushels)			2,000,000
Weighted Average
Strike Price/Bushel
Long Calls	$3.62	$395,969	$5.40	$4,387,500
Short Calls	$—	$	$6.20	$(2,990,000)
Short Puts	$3.70	$(375,876)	$—	$—
Contract Amount		$20,093		$1,397,500

	Description and Expected Maturity*	Fair Value	Description and Expected Maturity*	Fair Value
Corn Futures
Contract Volumes (bushels)	1,300,000
Weighted Average
Strike Price/Bushel
Futures Long	$4.44	$(280,000)	$—	$—
Futures Short	$4.11	$(53,000)	$—	$—
Contract Amount		$(333,000)		$—

	Description and Expected Maturity*	Fair Value	Description and Expected Maturity*	Fair Value
Wheat Futures
Contract Volumes (bushels)			400,000
Weighted Average
Strike Price/Bushel
Futures Long	$—	$—	$6.7775	$3,585,000
Contract Amount		$—		$3,585,000

*The latest expected maturity date occurs within one year from date indicated.

We also contractually sell a portion of our fuel grade alcohol at prices that fluctuate with gasoline futures.

Except for our credit facility, our outstanding debt at December 31, 2008 carries fixed interest rates, which limit our exposure to increases in market rates.  We have a $55 million credit facility ($40.3 million at February 4, 2009 after giving effect to borrowing base limitations), which permits borrowings at a rate equal to either a base rate or LIBOR plus an applicable margin.  Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on weighted average outstanding borrowings during the second quarter, a 100 basis point increase over the rates actually in effect in the second quarter would have increased our interest expense in the second quarter by approximately $118,000.

ITEM 4.      CONTROLS AND PROCEDURES.

(a)          Evaluation of disclosure controls and procedures.

As of the end of the quarter ended December 31,  2008 our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure

(b)          Changes in Internal Controls.

There has been no change in the Company’s internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during the fiscal quarter ended December 31,  2008 that has materially affected, or is reasonably likely to materially affect MGP Ingredients, Inc.’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

The Company is party to a lawsuit filed August 19, 2008 styled Daniel Martin v. MGP Ingredients, Inc., et al., No. 08-L-697 in the Circuit Court for the Third Circuit, Madison County, Illinois.  This suit was originally brought against the Company and approximately 70 other defendants, wherein the claimant alleges that he contracted desmoplastic mesothelioma from exposure to asbestos.   The Company understands that of the original group of defendants, the claim is being actively pursued against a lesser number of defendants but including the Company.   The claimant alleges that in the late 1980’s or early 1990’s his company was retained to install insulation at the Pekin, Illinois facility at the same time that the Company was conducting asbestos abatement projects in the facility. The claimant seeks unspecified compensatory and punitive damages.  The matter remains in discovery, but is on a fast track for trial and is scheduled for trial in April, 2009.  Management is unable to estimate the amount of potential loss, if any, to the Company with respect to this claim.

Since September 16, 2008, tests on the Company’s feed drying unit have not complied with the volatile organic compound emission limit established in the Consent Agreement and Final Order (“CAFO”) entered into with the Kansas Department of Health and Environment (“KDHE”) on January 11, 2006.  The Company has retained the services of the feed dryer manufacturer to assist in returning the unit to compliance with the CAFO limit.  Areas of concern were ascertained and addressed and pretesting performed in January 2009 demonstrated the unit to be in compliance.  Official compliance testing for the system is scheduled during the second week of February 2009.  The KDHE has discretion under its penalty policy to pursue an enforcement action against the Company for failing to comply with the emission limit.  The Company’s management has provided regular updates to the KDHE on efforts to bring the unit into compliance with the permit.  Although no formal action has been taken,  the KDHE may seek a penalty, but the Company is unable to predict the magnitude of any penalty that KDHE may ultimately assess against it.

ITEM 1A.    RISK FACTORS.

Our failure to comply with covenants in our credit facility could result in the termination of our credit facility, in which case we may no longer be able to operate as a going concern.

As of February 4, 2009, the outstanding indebtedness under our credit facility was $39.5.  We are currently operating under a forbearance agreement with our lenders which expires on February 27, 2009.  We are in forbearance default under the terms of the forbearance agreement and our lenders could, at their election and prior to February 27, terminate our ability to borrow under the credit facility and or accelerate our obligations to repay amounts borrowed under the credit agreement.  If our bank lenders were to terminate our credit, we might not have sufficient funds available to us to continue normal operations.   If our lenders were to accelerate our debt, it could result in the acceleration of debt under other secured obligations that we are subject to. We would be unable to repay our debt immediately.  In the case of acceleration, we might suffer foreclosure on the assets we have pledged to our lenders. The agent for the lenders has advised us that in their discretion and subject to change day-to-day, the lenders are willing to continue extending credit to us in accordance with the provisions of the credit facility provided we have sufficient capacity under our borrowing base and otherwise meets the requirements of the credit facility.  Our lenders have strongly encouraged us to obtain additional financing, and we believe that our cash needs over the next several months will exceed amounts available to us from operations and under our credit facility.  Our ability to continue as a going concern is dependent on our obtaining additional financing in the near term and on the willingness of our existing lenders to exercise further forbearance and extend the facility termination date beyond February 27, 2009.

Our reduced liquidity could affect our operations.

The borrowing base under our credit facility and the amount available to us thereunder fluctuate daily.  From January 29, 2009 to February 4, 2009, the daily amount available to us has averaged approximately $1,219,000, ranging from a low of $7,700 to a high of $2,760,000, and the amount available at the close of business on February 4, 2009 was approximately $849,000.  Due to the limitations on amounts available under the credit agreement and negative operating cash flows, our cash flows have not been optimal for our needs and we have extended certain vendors past normal credit terms.  Until we obtain additional financing, we will need to take particular care in managing our cash flows and may be unable to take advantage of certain business opportunities that would otherwise be available to us.  For example, notwithstanding current favorable grain prices, we are not taking long forward positions in grain in order to conserve our cash.  This could result in higher future expenses if prices change adversely.

In addition to obtaining continued forbearance from our lenders and additional financing, our prospects depend on a number of factors, some of which are beyond our control, including commodity prices, natural gas prices, our ability to liquidate inventories as planned, the level of our capital expenditures, the amount of margin calls on our commodity trading accounts and the willingness of the bulk of our suppliers to extend normal trading terms.  In this regard, some of our suppliers, principally utilities, have required us to make significant deposits or advance payments to maintain service.

 If we fail to continue to meet all applicable continued listing requirements of The NASDAQ Global Market and NASDAQ determines to delist our common stock, the market liquidity and market price of our common stock could decline.

Our common stock is listed on the NASDAQ Global Select Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements. For example, NASDAQ rules require that we maintain a minimum bid price of $1.00 per share for our common stock. Our common stock is currently below this minimum bid price requirement. NASDAQ has currently suspended this bid price requirement through April 20, 2009. If NASDAQ does not further extend this suspension and our stock price is below $1.00 at the time the suspension is lifted or falls below $1.00 after that time or if we in the future fail to meet other requirements for continued listing on the NASDAQ Global Select Market, our common stock could be delisted from The NASDAQ Global Select Market if we are unable to cure the events of noncompliance in a timely or effective manner. If our common stock were threatened with delisting from The NASDAQ Global Market, we may, depending on the circumstances, seek to extend the period for regaining compliance with NASDAQ listing requirements by moving our common stock to the NASDAQ Capital Market.  If our common stock is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of or to obtain accurate quotations for the price of our common stock, and there would likely also be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended December 31, 2008 we made no repurchases of our stock.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

As of January 30, 2009 we were notified by our lenders that we were in non-payment default under certain interim financial covenants and other terms of our credit facility and, as a result, were in cross default under our note to Commerce Bank relating to our corporate aircraft.  See Note 2 in Notes to Condensed Consolidated Financial Statements set forth in Part I Item 1 for additional information.

ITEM 6.   EXHIBITS

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-17196))

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 (File Number 0-17196))

*4.1

Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated December 23, 2008 from MGP Ingredients, Inc. to Commerce Bank, N.A., as agent, relating to vacant land property in Kansas City, Kansas.

*4.2

Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated November 7, 2008 from MGP Ingredients, Inc. to Commerce Bank, N.A., as agent, relating to certain property in Atchison, Kansas (excluding new corporate office and technology center)

*4.3	Commodity Account Control Agreement dated as of November 19, 2008 among MGP Ingredients, Inc., Commerce Bank, N.A., as agent and ADM Investor Services, Inc.

*10.1

Supply Agreement dated as of October 24, 2008 by and between Conagra Foods Food Ingredients Company, Inc. and MGP Ingredients, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment)

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

MGP INGREDIENTS, INC.

Date: February 9, 2009	By	/s/ Timothy W. Newkirk
Timothy W. Newkirk, President and
Chief Executive Officer

Date: February 9, 2009	By	/s/ Robert Zonneveld
Robert Zonneveld, Vice President
and Chief Financial Officer