Form 10-Q
period 2009-03-31
MGP INGREDIENTS INC
filed 2009-05-11
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every

Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a “smaller reporting company,  See the definitions of “large accelerated filer”, “accelerated filer and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer

☐ Non-accelerated filer	☒ Smaller Reporting Company

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value 16,598,585 shares outstanding as of March 31, 2009

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as well as historical information.  All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements.  In addition, forward-looking statements are usually identified by or are associated with such words as “intend,” “plan”, “believe,” “estimate,” “expect,” “anticipate,” “hopeful,” “should,” “may,” “will”, “could” and or the negatives of these terms or variations of them or similar terminology.  They reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance.  All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement.  Important factors that could cause actual results to differ materially from our expectations include, among others:  (i) our ability to continue as a going concern, (ii) access to capital and the ability to maintain compliance with all applicable loan agreement covenants, (iii) our ability to sell our Pekin plant, (iv) the availability and cost of grain and fluctuations in energy costs, (v) competitive environment and related market conditions, (vi) our ability to realize operating efficiencies, (vii) the effectiveness of our hedging programs, (viii) and actions of governments.  For further information on these and other risks and uncertainties that may affect our business, see Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and Part II - Item 1A, Risk Factors in this Quarterly Report on Form 10-Q.

PART I

ITEM 1 FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Dollars in thousands, except per-share amounts

	Quarter Ended		Year-to-Date Ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008

Net sales	$54,562	$106,694	$226,824	$288,666
Cost of sales: Product costs	52,365	102,954	259,515	275,870
Unrealized loss on natural gas contract	2,106	—	7,553	—
Total cost of sales	54,471	102,954	267,068	275,870
Gross profit	91	3,740	(40,244)	12,796

Selling, general and administrative expenses	5,067	6,532	16,919	17,626
Other operating costs	2,076	—	2,076	—
Impairment of long lived assets	—	8,100	8,931	8,100
Severance and early retirement costs	—	—	3,288	—
Other restructuring costs	—	—	5,241	—
Loss from operations	(7,052)	(10,892)	(76,699)	(12,930)

Other income (expense), net	21	456	95	570
Gain on settlement of litigation, net of related expenses	—	—	—	7,046
Interest expense	(705)	(359)	(2,230)	(1,040)
Equity in loss of joint venture	(45)	—	(79)	—
Loss before income taxes	(7,781)	(10,795)	(78,913)	(6,354)

Benefit for income taxes	(1,533)	(4,166)	(12,706)	(4,601)
Net loss	(6,248)	(6,629)	(66,207)	(1,753)

Other comprehensive income (loss), net of tax:	(9)	(869)	(2,186)	4,765
Comprehensive income (loss)	$(6,257)	$(7,498)	$(68,393)	$3,012

Per Share Data
Total basic loss per common share	$(0.38)	$(0.40)	$(3.99)	$(0.11)
Total diluted loss per common share	$(0.38)	$(0.40)	$(3.99)	$(0.11)

Dividends per common share	$—	$—	$—	$0.15

See accompanying notes to condensed consolidated financial statements

MGP INGREDIENTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	March 31, 2009	March 31, 2008	June 30, 2008
ASSETS
Current Assets
Cash and cash equivalents	$503	$—	$—
Restricted cash	1,444	3	3
Receivables (less allowance for doubtful accounts:
March 31, 2009 - $378; March 31, 2008 -$207 and June 30, 2008 -$264)	21,056	33,112	34,087
Inventory	21,793	67,820	63,620
Prepaid expense	1,738	1,560	362
Deposits	854	1,869	580
Deferred income taxes	3,276	—	394
Refundable income taxes	6,255	1,348	8,570
Assets held for sale	31,571	—	5,600
Total current assets	88,490	105,712	113,216
Property and equipment, at cost	170,349	355,782	315,782
Less accumulated depreciation	(102,858)	(239,368)	(206,808)
Property and equipment, net	67,491	116,414	108,974

Investment in joint venture	258	358	399
Other assets	725	403	479
Total assets	$156,964	$222,887	$223,068

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$3,793	$3,547	$432
Liabilities related to assets held for sale	6,372	—	8,760
Revolving credit facility	24,176	10,000	23,000
Accounts payable	22,094	20,912	23,315
Accrued expenses	6,723	8,603	6,582
Accrued natural gas derivative	3,946	—	—
Deferred income taxes	—	588	—
Total current liabilities	67,104	43,650	62,089

Long-Term debt	1,104	6,404	1,301
Deferred credit	6,484	7,615	7,127
Other non-current liabilities	10,733	8,244	8,047
Deferred income taxes	3,276	8,134	7,630
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 19,530,344 shares	6,715	6,715	6,715
Additional paid-in capital	11,395	11,766	11,862
Retained earnings	65,606	141,864	131,813
Accumulated other comprehensive income (loss)	(671)	3,533	1,515
	83,049	163,882	151,909
Treasury stock, at cost
Common; March 31, 2009 — 2,931,759 shares; March 31, 2008 - 2,971,091 shares and June 30, 2008 - 2,969,766 shares	(14,786)	(15,042)	(15,035)
Total stockholders’ equity	68,263	148,840	136,874
Total liabilities and stockholders’ equity	$156,964	$222,887	$223,068

See accompanying notes to condensed consolidated financial statements

MGP INGREDIENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Year-to-Date Ended
	March 31, 2009	March 31 2008
Cash Flows from Operating Activities
Net income (loss)	$(66,207)	$(1,753)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	9,713	11,515
Loss (gain) on sale of assets	(264)	10
Impairment of long lived assets	8,931	8,100
Deferred income taxes	(7,210)	(4,718)
Equity in loss of joint venture	79	—
Changes in working capital items:
Restricted cash	(1,441)	3,333
Accounts receivable	13,031	1,189
Inventory	41,063	(17,258)
Accounts payable	(786)	5,625
Accrued expenses	141	834
Deferred credit	(643)	(925)
Income taxes payable/receivable	2,315	(984)
Accrual for natural gas derivative	3,946	—
Other non-current liabilities	2,686	384
Gains previously deferred in other comprehensive income	(2,149)	—
Other	(1,793)	(2,392)
Net cash provided by operating activities	1,412	2,960
Cash Flows from Investing Activities
Additions to property and equipment	(2,057)	(4,277)
Investments in and advances to joint venture	—	(358)
Proceeds from disposition of equipment	694	—
Net cash used in investing activities	(1,363)	(4,635)
Cash Flows from Financing Activities
Purchase of treasury stock	(34)	—
Proceeds from stock plans	12	451
Tax effect of restricted stock awarded	(40)	—
Proceeds from long-term debt and capital leases	2,150	—
Principal payments on long-term debt	(2,810)	(3,140)
Proceeds from line of credit	98,940	20,000
Principal payments on line of credit	(97,764)	(17,000)
Dividends paid	—	(2,536)
Net cash provided by (used in) financing activities	454	(2,225)
Increase (Decrease) in cash and cash equivalents	503	(3,900)
Cash and cash equivalents, beginning of year	—	3,900
Cash and cash equivalents, end of period	$503	$—

See accompanying notes to condensed consolidated financial statements

MGP INGREDIENTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except per-share amounts

Note 1.  Accounting Policies and Basis of Presentation.

Basis of Presentation

The accompanying condensed consolidated financial statements of MGP Ingredients, Inc. and its subsidiaries (“Company”) reflect all adjustments (consisting only of normal adjustments) which, in the opinion of the Company’s management, are necessary to fairly present the financial position, results of operations and cash flows of the Company.  These unaudited condensed consolidated financial statements as of and for the period ended March 31, 2009 should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Form 10-K Annual Report for the fiscal year ended June 30, 2008 filed with the Securities and Exchange Commission.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

In accordance with the guidance of Staff Accounting Bulletin No. 108, these interim consolidated financial statements reflect immaterial adjustments made to the Company’s March 31, 2008 balance sheet. These adjustments had no impact upon the Company’s previously reported earnings.  For the balance sheet as of March 31, 2008, the Company reclassified $2,542 from other current liabilities to additional paid-in capital to reflect equity share-based awards, reclassified deferred credits totaling $7,615 from current liabilities to non-current liabilities and reclassified current deferred tax assets of $3,060 to reduce non-current deferred tax liabilities.

The Company’s financial statements for the quarter ended March 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company has experienced large losses from operations and has relied on borrowings under its credit agreements to operate.

As further discussed in Note 2 Indebtedness, on March 26, 2009, the lenders under the Company’s Credit Agreement agreed to a Sixth Amendment to our Credit Agreement which waived prior designated defaults under the Credit Agreement and extended the termination date of the Credit Agreement to September 3, 2009. Because the Credit Agreement’s original financial covenants were once again in effect, the Company was again in default under these covenants as of March 31, 2009 and was in cross default under certain of its other debt obligations, but its lenders also have waived these defaults.  Although the Company has obtained approximately $6,300 through April 15, 2009 in additional debt financing from other lenders, which temporarily improved its short-term liquidity, the Company continues to believe that its cash needs over the next several months will exceed amounts available to it from operations and its credit facility.  The Company has agreed with its lenders that by June 15, 2009, it will either have procured a commitment letter or agreement from a buyer to purchase its Pekin facility or obtained a commitment letter or agreement for $25,000 in financing from another bank or lender, and one of such transactions must close by July 17, 2009.  The Company is currently pursuing both alternatives but there can be no assurance that it will be successful in either.  Accordingly, the Company’s ability to continue as a going concern is dependent upon future events.

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

Overdrafts

The Company’s historical policy has been to record book overdrafts, checks outstanding which have not been presented to the bank for payment, as accounts payable.  Changes in the amount of book overdrafts outstanding between periods are reported as operating cash flows.  The Company had no book overdraft at March 31, 2009 and a book overdraft of $4,400 at June 30, 2008.

Impairment

The Company tests its long-lived assets for impairment whenever events or conditions and circumstances indicate a carrying amount of an asset may not be recoverable.  During the first three quarters of our fiscal year, declines in overall equity values, including our common stock value, and changes in our operations triggered impairment evaluations.  Updated forecasts that reflect recent changes made to our business were used in these analyses.  The use of forecasts requires considerable management judgment.  Management believes the judgments used in this analysis are reasonable.  The testing and analysis as of March 31, 2009 identified no other impaired assets (see Note 8 Restructuring Costs and Loss on Impairment of Assets for details regarding impairment charges recorded earlier this fiscal year).

Note 2.  Indebtedness;

Secured Credit Agreement.  At June 30, 2008, the Company was not in compliance with the tangible net worth and the EBITDA based financial covenants in its Credit Agreement.  Its tangible net worth at such date, as defined in the Credit Agreement, was $132,500 instead of at least $135,000, its fixed charge coverage ratio was 0.56  to 1 instead of at least 1.5 to 1 and its leverage ratio was (11.03) to 1 instead of at least 3.0 to 1.  Its fixed charge coverage ratio, as defined in its lease related to its 5.26% industrial revenue bond lease, was (0.51) to 1 instead of at least 1.5 to 1.   As a result, the Company was in default under the Credit Agreement and 5.26% industrial revenue bond lease.  Due to cross default provisions, it also was in default under its 5.45% Secured Promissory Note to Commerce Bank .  As of September 3, 2008, Commerce Bank waived the default under the 5.45% Promissory Note and the lenders under the Credit Agreement agreed to a First Amendment to the Credit Agreement providing for a standstill period expiring on October 31, 2008, unless the Company defaulted under interim covenants.  The amendment imposed new, monthly interim minimum adjusted EBITDA requirements (as defined in the credit agreement) of $(7,500) for July, $(2,500) for August and $(1,400) for September, and minimum tangible net worth requirements (as defined in the credit agreement) of $125,000 at the end of July, $123,000 at the end of August and $121,000 at the end of September. The Company met the requirements for July and August but did not meet the September requirements and as of October 25, 2008 was in forbearance default under the credit agreement and was also in cross default under its 5.45% Secured Promissory Note to Commerce Bank.

Although it was in forbearance default, the Company’s lenders agreed to extend the original expiration date of the forbearance period under its Credit Agreement, as amended, to November 10, 2008, while a new amendment to the Credit Agreement was being discussed.  Subsequently, as of November 7, 2008, the lenders under the Credit Agreement entered a Second Amendment extending the standstill period to February 27, 2009, during which the Company was subject to new interim financial covenants. These required the Company to maintain fiscal year-to-date adjusted EBITDA (EBITDA adjusted to eliminate any mark-to-market adjustments reflected in net income) of ($30,000) at the end of October 2008, ($44,000) at the end of November 2008, and ($46,000) at the end of December 2008 and January 2009.  Other terms included (i) an increase in the interest rate on outstanding borrowings from LIBOR plus 2.75% or prime plus 0.50% to prime plus 3%, with prime being not less than the greater of 4%, Agent’s prime rate or the federal funds rate plus 1%, (ii) an amendment fee of $110 (in addition to the banks’ out of pocket expenses), (iii) a fee of 1% of the outstanding credit commitment, as defined, payable on February 27, 2009 unless all outstanding obligations were paid in full and the credit agreement was terminated, (iv) the pledge of substantially all of the Company’s remaining unpledged assets, (v) limiting the Company’s use of the commitment under the credit agreement to either fund margin calls or for other grain hedging positions to an amount equal to a tax refund received in the second quarter (approximately $9,200) , and (vi) requiring the Company to use any portion of such tax refund received after November 7 ($8,000) to reduce outstanding borrowings under the Credit Agreement. In the amendment, Commerce also waived the cross default under the 5.45% Secured Promissory Note to Commerce.

As a result of inventory reductions and continued operating losses, in December 2008, the Company’s outstanding borrowings under the Credit Agreement exceeded its borrowing base, and on December 19, 2008 the lenders agreed to a Third Amendment to the Credit Agreement which permitted the Company, on a temporary basis, to obtain loans and other credit extensions under the Credit Agreement in amounts in excess of the borrowing base. Under the terms of the Third Amendment, until January 30, 2009, the Company could obtain credit extensions of $3,000 over the borrowing base; thereafter, until February 26, 2009, the Company could obtain credit extensions of $1,500 over the borrowing base; and thereafter the Company was to have been able to obtain credit extensions of $500 over the borrowing base.  The Third Amendment did not affect the standstill period to which the Company was subject or otherwise impose any duty on any lender to extend credit to the Company beyond any date after which such lender was not obligated to extend credit pursuant to the Credit Agreement as in effect immediately prior to the Third Amendment.

The Company met adjusted EBITDA targets imposed by the Second Amendment for each of October and November but did not meet the targets for December because of impairment and other restructuring charges recognized as of quarter end.  On January 30, 2009, the lenders’ agent notified the Company that it was in default under the credit facility.  It also notified the Company that because of cross default provisions, it was in default under its 5.45% Secured Promissory Note to Commerce Bank.  Accordingly, the Company reclassified all long-term debt to current.

On February 27, 2009, the lenders agreed to a Fourth Amendment to the Credit Agreement, which extended the forbearance period under the Credit Agreement and the February 26, 2009 over advance step-down referred to above to March 13, 2009.  The Fourth Amendment also (i) reduced the lenders’ aggregate commitment under the Credit Agreement to $40,000, (ii) eliminated Sections 3.4(e) (Reserve Amounts Tax Refunds), 3.6(d) Reserve Amount Proceeds) and 3.21 (Reserve Against Revolving Credit Availability) to the Credit Agreement, which were related to a tax refund and related reserves and were added in the Second Amendment to the Credit Agreement, (iii) required the Company to submit to the lenders by March 6, 2009 an operating plan outlining how it proposed to improve its financial position with the ultimate goal of repaying the lenders and (iv) required the Company to pay for the retention by the lenders of Moglia Advisors to advise the lenders regarding the Company and its operating plan.

On March 11, 2009, in connection with the Company’s request that the lenders release their lien on two parcels of land in Atchison that the Company was not using in its business so that it might sell them, the Company agreed to apply the net proceeds ($219,214.64) to its obligations under the Credit Agreement and that the amount of its borrowing base under the Credit Agreement would thereafter be deemed reduced by the amount of such net proceeds.

On March 13, 2009, the lenders agreed to a Fifth Amendment to the Credit Agreement which extended the forbearance period under the Credit Agreement and the over advance step-down date referred to in the preceding paragraph to March 27, 2009.

On March 26, 2009, the lenders agreed to a Sixth Amendment to the Credit Agreement, which waived prior designated defaults under the Credit Agreement and cross defaults under the 5.45% Secured Promissory Note to Commerce and extended the termination date of the Credit Agreement to September 3, 2009. The Sixth Amendment also reduced the lenders’ commitment under the Credit Agreement so that the lenders’ maximum commitment thereunder, subject to borrowing base limitations, declines as follows;

•     $33,500 to April 30, 2009;

•     $25,000 from May 1 to July 16, 2009; and

•     $7,500 from July 17, 2009 to September 3, 2009.

The lenders’ commitment and the Company’s borrowing base as of any date will be reduced by 70% of the net proceeds of any asset sale or debt or equity issue (other than loans aggregating approximately $6,300 from the Cloud L. Cray Jr. Trust, the Bank of Atchison and Exchange National Bank & Trust).  Until April 1, 2009, the borrowing base was increased by an over advance amount of $3,500, reduced by the amount (but not below zero) of the foregoing loans.  After April 1, the over advance amount is zero. As of March 31, 2009  the amount available to the Company under the Credit Agreement (taking into account the over advance amount) was $2,169 and the amount of the Company’s outstanding borrowings under the Credit Agreement was $24,176.

The Sixth Amendment imposed new covenants on the Company, including the following:

•     The Company was required to close on loans from the Cray Trust and Bank of Atchison by April 1 and on loans from the Exchange National Bank by April 15;

•     The Company is required to meet weekly cumulative cash flow targets; generally, this covenant requires that the Company’s cumulative weekly cash flow not vary negatively from cash flow targets agreed to with its lenders by an amount that exceeds the greater of 10% of the cumulative targeted cash flow at the end of any week or $200; and

 •     By June 15, 2009, the Company must have received either a:

•                  Written commitment letter or agreement from a third party to purchase its Pekin facility by July 17, 2009, or

•                  Written commitment letter or agreement by a bank or other lender to provide not more than $25,000 of debt financing by July 17, 2009 guaranteed in whole or in part by the USDA.

The Company has incurred and expensed bank fees related to these amendments of approximately $458 as of March 31, 2009.

Although the Sixth Amendment waived the Company’s prior defaults and imposed new financial covenants, it did not address the Credit Agreement’s original financial covenants.  Because these covenants were once again in effect, the Company was again in default under the fixed charge coverage, working capital, tangible net worth and leverage ratio covenants as of March 31, 2009, and, as result, was in cross-default under its 5.45% Secured Promissory Note to Commerce Bank and under its loan agreement with Union State Bank, described below. As a result of the Company’s defaults under the Credit facility, its lenders could, at their election, have terminated the Company’s ability to borrow under the credit facility and/or accelerated its obligations to repay amounts borrowed under the credit facility and other debt.  If its lenders were to terminate the credit facility, the Company would not have sufficient funds available to continue normal operations.  If the Company’s lenders were to accelerate its debt, it could result in the acceleration of debt under other secured obligations, and the Company would be unable to repay its obligations immediately. However, the Company’s lenders did not take such actions and when the Company brought the matter to their attention waived these most recent defaults, and the credit facility banks and Union State Bank expressly waived any future defaults of these covenants.

                Cloud L. Cray Jr. Trust loan.  On March 27, 2009, the Company borrowed $2,000 from the Cloud L. Cray, Jr. Trust pursuant to a subordinated secured promissory note which provides for interest at the rate of 7percent per annum and the payment of principal and interest in a lump sum on March 27, 2010. The note is secured by second mortgages on the Company’s Atchison and Pekin production facilities.  The note is subject to the provisions of a subordination agreement between the Cloud L. Cray, Jr. Trust and Commerce Bank, N.A., as Agent under the Credit Agreement referred to above. Mr. Cray, who is settlor and trustee of the Trust, is a director of the Company and its principal stockholder with an approximate 21 percent beneficial ownership interest in the common stock of the Company.

Union State Bank Loan.  On March 31, 2009, the Company borrowed $1,500 from Union State Bank — Bank of Atchison.  The loan bears interest, payable semi-annually commencing on September 30, 2009, at a variable rate (which adjusts quarterly commencing on June 30, 2009) equal to 6% plus the weekly average yield on US Treasury securities adjusted to a constant maturity of three years. The current interest rate on borrowings under the loan agreement is 7.25%.   Principal installments of $150 are payable on March 31, 2011, March 31, 2012 and March 31, 2013, and the balance of the loan is payable on March 31, 2014.  The loan is secured by a mortgage and security interest on the Company’s Onaga, Kansas plant and equipment and its Atchison flour mill plant and equipment.  The lenders under the Company’s Credit Agreement and Union State Bank have entered an intercreditor agreement whereby the lenders under the Credit Agreement generally have agreed to subordinate their lien in these assets to the lien of Union State Bank.  Under the intercreditor agreement, the Company has agreed that an event of default or demand for payment in full by any of the lenders will be deemed to be an event of default under the loan documents of each of the other lenders. In addition to payment defaults and covenant defaults which are not cured within 5 days, events of default under the Union State Bank loan agreement include mergers or sales of a substantial part of the Company’s property or if the bank determines in good faith that a material adverse change has occurred in the Company’s financial condition or that the prospect for its performance of its loan obligations is impaired.  This note was funded on April 1, 2009.

Accordingly, the borrowings are not included within outstanding debt as of March 31, 2009.  The Company’s CEO, Mr. Newkirk, is a director of Union State Bank.

Note 3.  Earnings Per Share.

Basic loss per share data is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Potentially dilutive instruments are stock options and unvested restricted stock awards.  Antidilutive share units were 984,718 and 822,400 for the three and nine months ended March 31, 2009 respectively and 157,634 and 131,560 for the three and nine months ended March 31, 2008 respectively.

	Quarter Ended		Year-to-Date
Weighted average shares:	March 31, 2009(1)	March 31, 2008(1)	March 31, 2009(1)	March 31, 2008(1)

Basic and Diluted Shares:	16,598,582	16,554,262	16,580,969	16,522,021
Additional weighted average shares attributable to:
Stock options:	—	—	—	—
Unvested restricted stock awards:	—	—	—	—
Potentially Diluted Shares(1)	16,598,582	16,554,262	16,580,969	16,522,021

(1)          The stock options and the restricted stock awards have not been considered due to the loss experienced during both periods.

Note 4.  Derivative Instruments and Fair Value Measurements.

Derivative Instruments.  In connection with the purchase of raw materials, principally corn and wheat, for anticipated operating requirements, the Company enters into readily marketable exchange-traded derivative instruments in the form of commodity futures and option contracts consistent with our established risk management policies.

Certain commodities the Company uses in its production process are exposed to market price risks due to volatility in the prices for those commodities.  Currently, the Company uses derivative instruments to reduce the risk related to price volatility for corn, flour and natural gas.  The Company manages its exposure through a combination of forward purchases, long-term contracts with suppliers and exchange traded commodity futures and option contracts.  However, under the sixth amendment to the Credit Agreement, the Company’s debt covenants do not allow it to enter into any commodity derivative transactions, except for derivative instruments to protect the Company from price movements associated with forward sales contracts the terms of which do not exceed six months.  Derivative instruments are recorded as either assets or liabilities and are measured at fair market value with any changes in fair value being marked to market as a component of cost of sales in the Condensed Consolidated Statements of Income.  Since these derivatives are not accounted for as hedges, fluctuations in the related commodity prices could have a material impact on earnings in any given period.

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

With the shutdown of the Company’s Pekin plant, commitments for the purchase of natural gas through the remainder of the fiscal year under a single contract for the this facility are in excess of projected consumption.  Accordingly, the Company anticipates settling its commitments for the difference between the prices to which the Company committed to and the market price of natural gas upon settlement.  The Company has recorded a charge of $2,106 and $7,553 in the quarter and year-to-date periods ended March 31, 2009, respectively, to cost of sales for unrealized losses for projected settlements and will continue to mark this obligation to market through June 30, 2009.

Fair Value Measurements.  As discussed in Note 1 to the Condensed Consolidated Financial Statements, the Company adopted SFAS 157 on July 1, 2008 with the exception of nonfinancial assets and nonfinancial liabilities that were deferred by FASB Staff Position 157-2.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Statement also establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value hierarchy gives the highest priority to quoted market prices (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of inputs used to measure fair value are as follows:

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

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2009.

	Fair Values of Assets				Fair Values of Liabilities
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivatives not designated as hedging instruments:
Corn commodity contracts (a) (c)	$—	$—	$—	$—	$785	$—	$—	$785
Accrued natural gas derivative (b) (c)	$—	$—	$—	$—	$—	$3,946	$—	$3,946

Total financial assets, liabilities and derivative positions:	$—	$—	$—	$—	$785	$3,946	$—	$4,731

(a)   Corn commodity contracts consist of futures contracts and options and are recorded as a component of inventory in the Company’s Consolidated Balance Sheet.

(b)   Recorded on the Company’s Consolidated Balance Sheet as accrued natural gas derivative.

(c)   Based on prices of futures exchanges and recently reported prices in the marketplace.

Information related to our derivatives for the quarter and year-to-date periods ended March 31, 2009 is as follows:

	Quarter Ended March 31, 2009	Year-to-Date Ended March 31, 2009
Derivatives Not Designated as Hedging Instruments:
Corn commodity contracts
Amount of gain (loss) recognized in earnings (a)	$(278)	$(7,143)
Pekin Natural Gas contracts
Amount of gain (loss) recognized in earnings (a)	$(2,106)	$(7,553)
Derivatives De-Designated as Hedging Instruments:
Wheat commodity contracts
Amount of gain (loss) recognized in earnings (b)	$—	$(260)
Amount of gain (loss) reclassified from AOCI into earnings before Atchison Mill closure(c)	$—	$2,485
Amount of gain (loss) reclassified from AOCI into earnings after Atchison Mill Closure(d)	$—	$1,108

(a)   Mark-to-market gain (loss) on derivatives not designated as hedging instruments is recognized in current earnings in cost of sales for commodity contracts.

(b)   Subsequent mark-to-market gain (loss) on derivatives de-designated as hedging instruments is recognized in current earnings in cost of sales for commodity contracts.

(c)   Gain (loss) on wheat commodity contracts reclassified from AOCI into earnings was recognized in cost of sales prior to closure of the Atchison Mill.

(d)   Gain (loss) on wheat commodity contracts reclassified from AOCI into earnings was recognized in other restructuring costs subsequent to closure of the Atchison Mill.

Counterparty credit risk.  We enter into commodity derivatives through a broker with a diversified group of counterparties.  As these commodity derivatives currently represent a liability, there is no risk of counterparty credit risk.  Under the terms of the Company’s account with its broker, it is required to maintain a cash margin account as collateral to cover any shortfall in the market value of derivatives, which has been accounted for as restricted cash in the condensed consolidated balance sheets.

Repayment terms on accrued natural gas derivatives.  Under the terms of the Company’s agreement with its natural gas provider for its Pekin, Illinois plant, it is billed monthly for settlements pursuant to the Company’s contract.  Full payment is due within two weeks of receipt of the billing. As of March 31, 2009, approximately $1,400 related to settled amounts is contained within accounts payable as reported in the Company’s condensed consolidated balance sheet.  Additionally, a liability for $3,946 for additional commitments that will settle by June 30, 2009 is reported in the Company’s condensed consolidated balance sheet as accrued natural gas derivative.

Note 5.  Contingencies.

The Company is a party to various legal proceedings which are of an ordinary, routine nature and incidental to its operations. Except for the following matters, management considers that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or operations of the Company.

From September 16, 2008 until February 11, 2009, tests on the Company’s feed drying unit indicated that it was not in compliance with the volatile organic compound emission limit established in the Consent Agreement and Final Order (“CAFO”) entered into with the Kansas Department of Health and Environment (“KDHE”) on January 11, 2006.  Official compliance testing in February 2009 demonstrated the unit to be in compliance.  The KDHE has discretion under its penalty policy to pursue an enforcement action against the Company for failing to comply with the emission limit.  The Company’s management has provided regular updates to the KDHE on efforts to bring the unit into compliance with the permit.  Although no formal action has been taken, the KDHE may seek a penalty, but the Company is unable to predict the magnitude of any penalty that KDHE may ultimately assess against it.

Note 6.  Operating Segments.

The Company is a fully integrated producer of ingredient solutions, distillery and other products.  Products included within the ingredient solutions segment have historically consisted of specialty wheat starches and proteins, vital wheat gluten, commodity wheat starch, and mill feeds.  Distillery products have consisted of food grade alcohol (consisting of beverage and industrial alcohol) and fuel grade alcohol, commonly known as ethanol. Distillers grain and carbon dioxide, have been co-products of the Company’s distillery operations.  Other products include pet treat resins and plant-based biopolymers as well as other products.  For the quarter and year-to-date period ended March 31, 2009, revenues from products in the other segment represent less than 2.0 percent of the Company’s consolidated revenues.  As noted in Note 8, during the second quarter the Company closed the flour mill at its Atchison facility and ceased protein and starch production operations at its Pekin, Illinois plant.  As a result of these actions, it no longer sells mill feeds, has substantially exited the vital wheat gluten business and curtailed production of commodity wheat starch. In the third quarter, it shut down its Pekin plant.  Other than the production of fuel alcohol as a co-product of high quality alcohol, the Company ceased production of fuel alcohol in the third quarter.

The operating results for each segment are based on net sales less identifiable operating expenses directly attributable to each segment.  Indirect selling, general and administrative as well as interest expense, investment income and other general miscellaneous expenses have been excluded from segment operations and classified as Corporate, consistent with the measurements used to evaluate segment performance internally.  Receivables, inventories and equipment have been identified with the segments to which they relate.  All other assets are considered as Corporate.

	Quarter Ended		Year-to-Date Ended
(in thousands)	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008

Sales to Customers
Ingredient solutions	$16,266	$25,960	$64,618	$73,212
Distillery products	37,263	79,064	158,378	210,945
Other	1,033	1,670	3,828	4,509
Total	54,562	106,694	226,824	288,666

Depreciation and amortization
Ingredient solutions	665	1,021	2,358	3,078
Distillery products	1,783	2,044	5,986	5,992
Other	62	385	184	1,163
Corporate	377	421	1,185	1,282
Total	2,887	3,871	9,713	11,515

Income (Loss) before Income Taxes
Ingredient solutions	1,415	(2,593)	(8,128)	373
Distillery products	41	5,474	(28,282)	11,011
Other	(162)	(508)	74	(2,796)
Corporate	(6,969)	(5,068)	(17,564)	(13,888)
Impairment of long lived assets(1)	—	(8,100)	(8,931)	(8,100)
Severance and early retirement costs(1)	—	—	(3,288)	—
Other restructuring costs(1)	—	—	(5,241)	—
Unrealized loss on natural gas contract(1)	(2,106)	—	(7,553)	—
Gain on Settlement of litigation net of related expenses(1)	—	—	—	7,046
Total	$(7,781)	$(10,795)	$(78,913)	$(6,354)

(1)          For purposes of comparative analysis, the impairment of long lived assets, severance and early retirement costs and other restructuring costs, unrealized loss on natural gas contract and the gain on the settlement of litigation have been excluded from segments for the periods indicated.

	March 31, 2009	March 31, 2008	June 30, 2008
Identifiable Assets
Ingredient solutions	$38,774	$75,900	$70,071
Distillery products	61,714	126,581	121,650
Other	4,290	9,321	2,969

Assets held for sale	31,571	—	5,600
Corporate	20,615	13,557	22,778
Total	$156,964	$225,359	$223,068

For the quarter and year-to-date periods ended March 31, 2009, the Company refined its methodology for assessing identifiable earnings (losses) before income taxes for all segments whereby only direct sales, general and administrative costs are allocated to operating segments.  Previously, the Company had allocated substantially all selling, general and administrative expenses to each operating segment based upon numerous factors and attributes.  All selling, general and administrative expenses not directly attributable to operating segments have been restated within Corporate income (loss) before taxes for the quarter and year-to-date periods ended March 31, 2008.  Accordingly, amounts previously disclosed as earnings (loss) before income taxes for the quarter and year-to-date periods ended March 31, 2008 have been adjusted to reflect these changes.

Note 7.  Pension and Post Retirement Benefit Obligations.

Post Retirement Benefits.  The Company and its subsidiaries provide certain post-retirement health care and life benefits to all employees.  The liability for such benefits is unfunded.  The Company uses a June 30 measurement date for the plan.

The components of the Net Periodic Benefit Cost for the quarter and year-to-date periods ended March 31, 2009 and March 31, 2008, respectively, are as follows:

	Quarter Ended		Year-to-Date Ended
(in thousands)	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008

Service cost	$75	$61	$225	$183
Interest cost	124	117	372	351
Prior service cost	(9)	(9)	(27)	(27)
(Gain) loss	5	11	15	33
Total post-retirement benefit cost	$195	$180	$585	$540

The Company previously disclosed in its financial statements for the year ended June 30, 2008, amounts expected to be paid to plan participants.  There have been no revisions to these estimates and there have been no changes in the estimate of total employer contributions expected to be made for the fiscal year ended June 30, 2009.

Total employer contributions for the quarter ended March 31, 2009 were $22.

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

The components of the Net Periodic Benefit Cost for the quarter and year-to-date periods ended March 31, 2009 and March 31, 2008, respectively, are as follows:

	Quarter Ended		Year-to-Date Ended
(in thousands)	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008

Service cost	$141	$130	$423	$390
Interest cost	49	35	147	105
Expected return on plan assets	(44)	(35)	(132)	(105)
Prior service cost	6	6	18	18
Recognition of net loss(gain)	4	(2)	12	(6)
Total pension benefit cost	$156	$134	$468	$402

The Company has made employer contributions of $787 for the year-to-date period ended March 31, 2009, all of which were in the quarter ended September 30, 2008.

Note 8.   Restructuring Costs and Loss on Impairment of Assets.

In response to the losses incurred during fiscal 2009, actions were taken in the current fiscal year in an effort to return the Company to profitability.  These actions include significant changes to operations in the Company’s Atchison and Pekin facilities.  As a result of these actions, restructuring costs and loss on impairment of assets were recognized in the second quarter.  Amounts for such charges included in results for the year-to-date period ending March 31, 2009 were as follows:

(in thousands)	Total
Impairment of long lived assets	$8,931
Severance and early retirement costs	3,288
Other restructuring costs	5,241
Total	$17,460

On  October 20, 2008 the Company announced that it had signed a non-binding letter of intent to acquire its flour requirements from a third party, was ceasing operations at its flour mill in Atchison, Kansas and was  reducing its workforce.  The Company’s decision to close its flour mill was due to the fact that it could no longer produce flour for its own use at costs that were competitive with those of third party producers.  As a result of this action by the Company, the Company performed an impairment analysis and recorded a $2,831 non-cash impairment charge in the Condensed Consolidated Statements related to the flour mill assets.

On November 5, 2008, the Company announced plans to significantly reduce production of commodity wheat proteins and starches by ceasing protein and starch production operations at its Pekin, Illinois plant, effective November 12, 2008.  The majority of the Pekin facility’s protein and starch production consisted of gluten and commodity starches.  As a result of the shutdown, the Company performed an impairment analysis and recorded a $4,960 non-cash impairment charge in the Condensed

Consolidated Statements related to the Pekin protein and starch assets.  Going forward, management expects to concentrate its efforts on the production of value added proteins and starches at the Atchison facility.

As a result of the closure of the Company’s Atchison flour mill and the protein and starch operations at its Pekin plant, the Company also incurred $3,288 in severance and early retirement cost in the Company’s Condensed Consolidated Financial Statements.

On January 29, 2009, the Company exited the production of fuel grade alcohol and temporarily shut down food grade alcohol production operations at its Pekin, Illinois plant.  On March 31, 2009, the Company announced that it was considering its strategic options, including the sale of the Pekin plant. Management has performed an impairment analysis of the Pekin plant at the end of the third quarter based upon appraisals and has determined that no further impairment charge related to the Pekin plant was warranted based upon management’s expectation of value to be realized upon sale.   The remaining net book value of assets at the Pekin facility approximates $29,000.

On January 29, 2009, the Company determined that it would cease the manufacture and sale of personal care ingredients products.  The Company has concluded all its contractual obligations with respect to its personal care customers, completed all production and liquidated all remaining inventory.    As a result of this action, the Company performed an impairment analysis and recorded a $329 non-cash impairment charge in the Condensed Consolidated Statements related to the write-down of equipment used in the production of personal care products.

As previously reported, at the end of the third quarter of fiscal 2008 the Company concluded that its pet business assets in the other segment and certain of its ingredient solutions segment assets in a mixed use facility in Kansas City, Kansas at which the Company’s pet treat resins are made were impaired.  At that time, the Company recorded an impairment charge of $8,100.  For the quarter ended December 31, 2008, the Company performed another test for impairment of these assets as a result of an appraisal resulting in a further charge of $811.  As part of its closing process for the quarter ended March 31, 2009, management performed an additional impairment test of these assets.  No further impairment charge was deemed warranted.

Other restructuring costs of $5,241 include $2,925 related to lease termination costs which the Company expects to incur as a result of the flour mill closure with respect to 147 railcars which it formerly used to transport flour and whose leases expire through 2013. The Company has recognized this expense because it no longer utilizes these cars in its business.  Expected payments accrued reflect the net present value of the remaining obligation net of units which are estimated to be returned to the lessor sooner than the  lease termination date.  The discount rate used was 7.0 percent and was based on the Company’s  borrowing costs at December 31. 2008.  Twenty-six of these railcars have been returned to the lessor as of March 31, 2009.  The Company estimates that the remaining railcars will either be returned to the lessor or assigned to other third parties over the course of four years.  Other restructuring costs also includes a $2,185 net loss resulting from sales of excess wheat no longer needed for milling operations. The charge is net of approximately $1,109 in realized gains previously recorded in accumulated other comprehensive income.

Note 9.   Assets Held for Sale.

At the end of the fiscal year ended June 30, 2008, the Company’s management evaluated strategic alternatives with respect to its mixed use facility in Kansas City, Kansas.  The Company had previously concluded that its pet business assets in its other segment and certain of its ingredient solutions segment assets were impaired during the quarter ended March 31, 2008, and during the fourth quarter of the fiscal year ended June 30, 2008 committed to a plan to sell the assets at this facility.  Buildings and equipment with an adjusted cost basis of $5,600 were reported as current assets as “Assets held for sale” on the Company’s consolidated balance sheet as of June 30, 2008 and subsequently as of September 30, 2008.  During the quarter ended December 31, 2008, the Company’s management, after evaluating new strategic alternatives with respect to this facility, concluded that the building and related land could be used for other manufacturing and storage purposes consistent with the Company’s updated business plan.  Accordingly, assets consisting of a building with a net book value of $1,067, land with a book value of $506 and equipment with a book value of $679, for a total net book value of approximately $2,252, previously reported as current assets in “Assets held for sale” have been reclassified to non-current assets as “Property and equipment, at cost” and “Less: accumulated depreciation.”

As discussed above in Note 8 Restructuring Costs and Loss on Impairment of Assets, the Company ceased protein and starch production operations at this facility effective November 12, 2008 and, after performing an impairment analysis, recorded a $4,960 non-cash impairment charge in the Condensed Consolidated Financial Statements.  As noted previously in Note 8 Restructuring Costs and Loss on Impairment of Assets, the remaining net book value of assets at the Pekin facility approximates $29,000.

Subsequently, the Company also temporarily idled all distillery operations at the Pekin facility and on March 31, 2009 announced that it was considering its strategic options, including the sale of the plant. Accordingly, assets related to the Pekin plant with an adjusted costs basis of $29,000 are reported as current assets as “Assets held for sale” on the Company’s consolidated balance sheet as of March 31, 2009.

	September 30, 2008	Effect of Reclassification of KCIT assets	Pekin plant assets held for sale.	March 31, 2009
Property and equipment, at cost(1)	$12,490	$(7,379)	$146,165	$151,276
Less accumulated depreciation	(6,890)	4,316	(117,131)	(119,705)
Assets held for sale, net	$5,600	$(3,063)	$29,034	$31,571

(1)   KCIT Assets at cost further adjusted for the $811 impairment charge recorded in 2nd quarter.

Note 10. Subsequent Events: Exchange National Bank & Trust Note.

On April 15, 2009, the Company borrowed $2,800 from Exchange National Bank & Trust Co. The loan is evidenced by a promissory note and bears interest, payable monthly on the third day of each month commencing on May 3, 2009, at the rate of 7% per annum.  Principal on the note is due on September 3, 2009.   The loan is secured by a third mortgage and security interest on the Company’s Pekin plant and equipment, a leasehold mortgage on its new executive office building and technical center in Atchison and a pledge of the related industrial revenue bond issued by the City of Atchison that the Company holds.  The lenders under the Credit Agreement and Exchange National Bank & Trust have entered an intercreditor agreement whereby the lenders under the Credit Agreement generally have agreed to subordinate their lien in the bond collateral to the lien of Exchange National Bank & Trust.   In addition to payment defaults, events of default under the promissory note include mergers or sales of a substantial part of the Company’s property or if the bank determines in good faith that a material adverse change has occurred in its financial condition or that the prospect for its performance of its loan obligations is impaired.  Ladd Seaberg, the Company’s Chairman of the Board, is a director on Exchange National Bank & Trust’s board.

On May 4, 2009, the Company signed an unsecured note payable to a vender for approximately $998 which reduced trade accounts payable by a like amount.  The note is evidenced by a promissory note and bears interest at the rate of 10 percent  per annum and is payable in 14 monthly installments of  principal and interest aggregating $75 and a final payment of $12..

Note 11. Recently Issued Accounting Pronouncements.

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

In April 2009, the FASB issued FSP 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSp provides additional guidance for estimating fair value when volume and level of activity for the asset or liability have significantly decreased.  The Company will be required to adopt this FSP in the fourth quarter of 2009.  Management believes the adoption of this FSP will not have an impact on the Company’s financial position or net earnings.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(Dollars in thousands, except per-share amounts)

RESULTS OF OPERATIONS

General

Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations—General, incorporated by reference to Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 for certain general information about our principal products and costs.

As described below, we have made significant changes to our operations since June 30, 2008.  In order to improve our operations, we have refocused our business on the production of value added ingredients and distillery products.  We have realigned our production efforts and taken steps to reduce excess inventories. We have closed our flour mill in Atchison, ceased commodity starch and gluten production at our Pekin plant and taken steps to exit the fuel alcohol and personal care markets.  We also have temporarily ceased production of food grade alcohol at our Pekin plant and have agreed with the lenders under our Credit Agreement that by June 15, 2009 we will either enter a commitment letter or an agreement to sell this facility by July 17, 2009 or obtain a commitment letter or agreement from a bank or other lender to provide a loan in the amount of $25,000 by July 17, 2009.   As a result of these actions, we will only produce minimal quantities of fuel grade alcohol as a by-product and will no longer sell mill feeds, we expect our production of distiller’s grain to decline and we generally anticipate that revenues in future periods will be lower than historic levels.  We expect to see improved profitability because of these steps.  However, they also produce a current cost.  During the year-to-date period ended March 31, 2009, we have incurred significant impairment and restructuring costs, aggregating $17,460.  We also recognized $7,553 in cost of sales for natural gas that we do not expect to use under a contract we entered with respect to our Pekin plant.

Critical Accounting Policies and Estimates

Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, incorporated by reference to Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, for a discussion of our critical accounting policies and the use of certain judgments and estimates in the preparation of our financial statements.  As stated therein, the Company tests its long-lived assets for impairment whenever events or conditions and circumstances indicate a carrying amount of an asset may not be recoverable.  During the third quarter of our fiscal year, declines in overall equity values, including our common stock value, and changes in our operations triggered impairment evaluations.  Updated forecasts that reflect recent changes made to our business were used in this analysis.  The use of forecasts requires considerable management judgment.  Management believes the judgments used in these analyses are reasonable.  The testing and analysis identified no impairment losses at March 31, 2009.  See Note 8 of Notes to Condensed Consolidated Financial Statements included elsewhere herein for a discussion of impairment losses incurred during the year-to-date period ended March 31, 2009.

CHANGES IN SEGMENT REPORTING

For the quarter and year-to-date ended March 31, 2009, the Company refined its methodology for assessing identifiable earnings (losses) before income taxes for all segments whereby only direct selling,

general and administrative costs are allocated to operating segments.  Previously, the Company had allocated substantially all selling, general and administrative expenses to each operating segment based upon numerous factors and attributes.  All selling, general and administrative expenses not directly attributable to operating segments have been restated within Corporate income (loss) before taxes for the quarter and year-to-date ended March 31, 2008.  Accordingly, amounts previously disclosed as earnings (loss) before income taxes for the quarter and year-to-date ended March 31, 2008 have been adjusted to reflect these changes.

DEVELOPMENTS IN THE INGREDIENT SOLUTIONS SEGMENT

In order to become more efficient and effective and to improve our results, we have refocused our business on the production of our value-added products.   Management believes the steps it has taken will help enable the Company to return to profitability, be more competitive, and allow the Company to obtain financing that will enable the Company to maintain operations.

Among the more important reasons for the decision to re-focus our ingredients solutions business are the following:

•      We had underutilized ingredients solutions segment facilities at both of our Pekin, Illinois and Atchison, Kansas production facilities, and our commodity ingredients business had experienced continuing losses.

•      We could no longer produce flour for our own use at costs that were competitive with those of third party producers.

We have substantially exited the commodity wheat gluten business and have curtailed our commodity starch production.  By closing protein and starch production at Pekin, we have reduced the volume of our ingredient solutions business by approximately 20 percent, in terms of pounds, substantially all of which relates to our lower margin commodity starch and protein products.  We continue to focus our manufacturing efforts on improving our consistency and capabilities for producing our specialty product lines.  For the quarter ended March 31, 2009, we have improved our starch recovery percentage in our Atchison facility from approximately 44 percent to 49 percent which should result in improved margins on both commodity and specialty starches in future periods.

Other developments during the quarter ended March 31, 2009 included the following:

•      We exited the personal care line of products after fulfilling all obligations with respect to our personal care customers, completing all production and liquidating all remaining inventory during the quarter ended March 31, 2009.

•      We have implemented an on-line Customer Relationship Management (“CRM”) solution to improve our ability to develop new sales of our product lines.  Our commercialization functions are focused on increasing sales growth of our specialty products at the largest and most innovative food companies in the U.S.

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

We determined to exit the production of fuel alcohol except as a by-product of food grade alcohol production and determined to temporarily shut down food grade production at our Pekin plant for 90 days to utilize existing inventories at that location.  On March 31, 2009, we agreed with our Credit Agreement bank that by June 15, 2009 we would either procure a commitment letter or agreement from a buyer for the Pekin plant or procure a commitment letter or agreement for $25,000 in new financing from another bank or lender, one of which must close by July 17, 2009, and announced that we were considering our strategic options, including the sale of the Pekin plant.  We do not expect the shutdown of Pekin to affect our food grade alcohol customers as we are continuing to optimize food grade alcohol production capabilities at Atchison. During fiscal 2008 and the year-to-date period ended March 31, 2009, we estimate that our ethanol sales accounted for approximately 46.1 percent and 29.0 percent of our distillery segment revenues. Historically, we have produced substantially all of our food grade alcohol at Atchison and substantially all of our fuel grade alcohol at Pekin.

DEVELOPMENTS IN THE OTHER SEGMENT

For the quarter ended March 31, 2009, sales of our plant-based biopolymers decreased substantially with a  43.4 percent decrease in unit sales compared to the quarter ended March 31, 2008 which was exceptionally strong due to significant purchases from a single customer.  Additionally, for the quarter ended March 31, 2009, sales of our plant-based biopolymer products have decreased as the price of plastic products (against which our plant-based biopolymer products compete) has decreased with the price of oil.  Our plant-based biopolymers products continue to undergo further research and development as we explore additional enhancements to expand their functionality and use capabilities.

As previously reported, at the end of the third quarter of fiscal 2008 we concluded that our pet business assets in the other segment and certain of our ingredient solutions segment assets in a mixed use facility in Kansas City, Kansas at which the Company’s pet treat resins are made were impaired.  At that time, we recorded an impairment charge of $8,100.  At the end of the fiscal year ended June 30, 2008, the Company’s management evaluated strategic alternatives with respect to the mixed use facility and committed to a plan to sell the assets at this facility.  Buildings and equipment with an adjusted cost basis of $5,600 were reported as current assets as “Assets held for sale” on the Company’s consolidated balance sheet as of June 30, 2008 and subsequently as of September 30, 2008.  During the quarter ended December 31, 2008, the Company’s management, after evaluating new strategic alternatives with respect to our Kansas City Kansas facility, concluded that the building and related land could be used for other manufacturing and storage purposes consistent with our updated business plan.  Accordingly, assets consisting of a building with a net book value of $1,067, land with a book value of $506 and equipment with a book value of $679, for a total net book value of approximately $2,252 previously reported as current assets in “Assets held for sale”, were reclassified to non-current assets as “Property and equipment, at cost” and “Less: accumulated depreciation.”

We continue to evaluate the strategic alternatives for the equipment at our Kansas City facility, and are pursuing the sale of these assets. At March 31, 2009, these equipment assets remain presented as an asset held for sale.  The related debt is presented as Liabilities Related to Assets Held for Sale on the balance sheet.

During the quarter ended December 31, 2008, based on a recent appraisal, we performed another test for impairment on this equipment resulting in a further charge of $811 which is only reflected in the year-to-date results.

Segment Results

The following is a summary of revenues and pre-tax profits / (loss) allocated to each reportable operating segment for the quarterly and year-to-date periods ended March 31, 2009 and 2008.  For additional information regarding our operating segments, see Note 6-Operating Segments included under Part 1, Item 1, Financial Statements of this Form 10-Q and incorporated herein by reference.

	Quarter Ended		Year-to-Date Ended
(in thousands)	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008

Ingredient solutions
Net Sales	$16,266	$25,960	$64,618	$73,212
Pre-Tax Income (Loss)	1,415	(2,593)	(8,128)	373
Distillery products
Net Sales	37,263	79,064	158,378	210,945
Pre-Tax Income (Loss)	41	5,474	(28,282)	11,011
Other
Net Sales	1,033	1,670	3,828	4,509
Pre-Tax Income (Loss)	(162)	(508)	74	(2,796)

GENERAL

Consolidated losses for the third quarter of fiscal 2009 decreased compared to the same period in fiscal 2008 with a net loss of $6,248 on consolidated sales of $54,562 versus a net loss of $6,629 on consolidated sales of $106,694 during the same quarter of fiscal 2008.  This decrease in net loss was primarily the result of restructuring efforts we made during the first and second quarters of the current fiscal year whereby our focus has shifted to the production and sale of value added products.  As discussed previously, we have substantially exited the commodity wheat gluten business, curtailed our commodity starch production and have exited the production of fuel alcohol (except as a by-product of food-grade alcohol production).  For the quarter ended March 31, 2009, reduced unit sales and lower corn and flour costs partially offset by higher natural gas costs (primarily for the distillery products segment) served to reduce cost of sales.  Additionally, for the quarter ended March 31, 2008, we recognized an $8,100 charge related to the impairment of long lived assets at our Kansas City facility.  No such charge was recorded in the quarter ended March 31, 2009.

Consolidated net losses for the year-to-date period ended March 31, 2009 increased compared to the year-to-date period ended March 31, 2008 with a net loss of $66,207 on consolidated sales of $226,824 versus a net loss of $1,753 on consolidated sales of $288,666 for the year-to-date period ended March 31, 2008.  Restructuring costs related to the impairment of long lived assets, severance and other restructuring of $8,931, $3,288 and $5,241, respectively, were incurred.  Additionally, we incurred $7,553 in unrealized losses on a natural gas contract for our Pekin, Illinois production facility.  Cost of sales was impacted primarily by the  positive impact of the discontinuation of production of certain commodity ingredient products at our Pekin plant as well as the discontinuation of the production of fuel grade alcohol due to unfavorable market conditions, partially offset by higher grain costs.   During the year-to-date period ended March 31, 2008, we realized a gain on the settlement of litigation, net of related expenses of $7,046. No such gain was realized during fiscal 2009,

INGREDIENT SOLUTIONS

Total ingredient solutions sales revenue for the quarter ended March 31, 2009 decreased by $9,694, or 37.3 percent, compared to the quarter ended March 31, 2008.  Revenues for specialty ingredients, consisting of specialty proteins and specialty starches, decreased during the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008 by $1,857, or 11.7 percent.  Revenues for specialty proteins decreased as a result of lower unit sales partially offset by increased per unit prices.  Revenues for specialty starches decreased as a result of lower unit sales partially offset by improved pricing.  Revenues for commodity vital wheat gluten for the quarter ended March 31, 2009 decreased by $5,927, or 82.4 percent, primarily as a result of reduced sales volume resulting from our decision to focus on value-added specialty protein and starch products rather than commodity protein and starch products.  However, revenues for commodity starch did increase $147 or 17.3 percent, as a result of improved sales volume.  Margins continued to be significantly impacted by increased cost of sales related to higher wheat prices compared to a year ago.  As noted above in Developments in the Ingredient Solutions Segment, beginning in the quarter ended December 31, 2008, we entered into a supply contract for flour with ConAgra Mills whereby they are supplying our wheat flour requirements for use in the production of protein and starch ingredients.  As a result, we no longer purchase wheat directly. However, the price we pay ConAgra for flour is a function of the per-bushel cost of wheat and, accordingly, wheat prices continue to directly impact the cost of raw materials for our ingredient solutions segment.

Total ingredient solutions sales revenue for the year-to-date period ended March 31, 2009 decreased by $8,593, or 11.7 percent, compared to the year-to-date period ended March 31, 2008.  Revenues for specialty ingredients increased during this period $2,824, or 6.6 percent.  Revenues for specialty starches increased as a result of improved pricing as well as improved unit sales, which offset decreased revenues for specialty proteins resulting from lower unit sales partially offset by improved per unit prices.  Revenues for commodity vital wheat gluten for the year-to-date period ended March 31, 2009 decreased by $9,854, or 41.9 percent, primarily as a result of reduced sales volume resulting from our decision to focus on value-added specialty products rather than commodity products.  Revenues for commodity starch increased $1,753, or 75.5 percent, as a result of improved sales volume as well as improved pricing.  Margins continued to be significantly impacted by increased cost of sales related to increased wheat prices.  Also, for the year-to-date period ended March 31, 2009, the price we paid ConAgra for flour was a function of the per-bushel cost of wheat.

DISTILLERY PRODUCTS

Total distillery products sales revenue for the quarter ended March 31, 2009 decreased $41,801, or 52.9 percent, compared to the quarter ended March 31, 2008.  This decrease was due to reduced revenues related to fuel grade alcohol of $33,745, or 87.6 percent, as a result of our decision to exit production and sale of fuel grade alcohol related to poor market conditions.  Distillery products revenue was also impacted by decreased revenue for food grade alcohol attributable to reduced volumes partially offset by improved per unit pricing. Margins were positively impacted by the impact of reduced corn prices compared to the quarter ended March 31, 2008.  For the quarter ended March 31, 2009, the per-bushel cost of corn, before adjustments for the impact of our hedging practices, averaged nearly 17.6 percent lower than the quarter ended March 31, 2008.   This reduction in corn cost improved margins on distillery products for the quarter.

Total distillery products sales revenue for the year-to-date period ended March 31, 2009 decreased $52,567, or 24.9 percent, compared to the year-to-date period ended March 31, 2008.  This decrease was due primarily to reduced revenues for fuel grade alcohol of $53,141, or 53.6 percent, as a result of our planned reduction of fuel grade alcohol related to poor market conditions.  As noted above, we have decided to exit production and sale of fuel grade alcohol.  This decrease in distillery products revenue was partially offset by increased revenues related to food grade alcohol of $6,725, or 8.1 percent, over the year-to-date period ended March 31, 2008. Increases in revenue for food grade alcohol were attributable to both increased volume as well as improved per unit pricing.  For the year-to-date period, margins were significantly impacted by increased cost of sales related to increased corn prices compared to the year-to-date period ended March 31, 2008.  For the year-to-date period ended March 31, 2009, the per-bushel cost of corn, before adjustments for the impact of our hedging practices, averaged nearly 22 percent higher than the year-to-date period ended March 31, 2008.

OTHER PRODUCTS

For the quarter ended March 31, 2009, revenues for other products, consisting primarily of pet products and plant-based biopolymers, decreased $637, or 38.2 percent compared to the quarter ended March 31, 2008 as revenues for both pet products and plant-based biopolymers declined primarily as a result of lower unit sales and, to a lesser degree, reduced per unit pricing.  As noted previously under Developments in the Other Segment, sales of our plant-based biopolymer products have decreased as the price of plastic products (against which our plant-based biopolymer products compete) has decreased with the price of oil.

For the year-to-date period ended March 31, 2009, revenues for other products decreased $681 or 15.1 percent as a result of reduced revenues for pet products related to reduced unit sales.  Revenues for plant-based biopolymer products for the year-to-date period ended March 31, 2009 increased $194 as a result of both increased unit sales as well as improved per unit pricing.

SALES

Net sales for the quarter and year-to-date periods ended March 31, 2009 decreased $52,132, or 48.9 percent, and $61,842, or 21.4 percent, respectively, compared to the quarter and year-to-date periods ended March 31, 2008.  These decreases were the result of decreased sales in all segments during the quarter and year-to-date periods ended March 31, 2009.

For the quarter ended March 31, 2009, decreased sales in the ingredient solutions segment were related to decreased unit sales for commodity vital wheat gluten primarily related to planned reductions of  sales following our decision to cease gluten and starch production at Pekin and to focus on the production of value-added ingredient products, and secondarily to reduced per unit pricing.  Specialty protein revenues declined due to reduced volume sales partially offset by improved per unit pricing.  Specialty starch revenues declined as a result of reduced volumes.  This decline was partially offset by revenue increases as a result of improvements in per unit pricing.  Further adding to the reduction of revenues in the ingredient solutions segment were the cessation of sales of mill feeds as a result of the discontinuation of flour mill operations in Atchison.  For the quarter ended March 31, 2008, revenues related to mill feeds were $2,057.  No such sales were recorded in the quarter ended March 31, 2009.  Decreased sales in the distillery products segment were driven primarily by the planned reductions in production and sales of fuel grade alcohol, with sales declining by $41,801.  As noted above, we have decided to exit the fuel grade business.

For the year-to-date period ended March 31, 2009, decreased revenues in the Ingredient solutions segment were related to reduced revenues for vital wheat gluten and, to a lesser degree, specialty proteins.

Vital wheat gluten revenues declined as a result of our planned reduction referred to above.  Both commodity starch and specialty starch revenues increased as a result of increased sales volumes as well as improved per unit pricing.  Decreased revenues for mill feeds of $3,317 resulted from  the cessation of sales of mill feeds as a result of the discontinuation of flour mill operations in Atchison. Decreased sales in the distillery products segment were primarily related to reductions in sales and production of fuel grade alcohol of $53,141 partially offset by increased sales of both beverage and food grade industrial alcohol.  Revenues for industrial alcohol increased as a result of both increased sales volume as well as improved per unit pricing, while revenues for beverage alcohol increased as a result of improved per unit pricing offset by reduced unit sales.

COST OF SALES

For the quarter ended March 31, 2009, cost of sales declined $48,483, or 47.1 percent, while sales decreased 48.9 percent compared to the quarter ended March 31, 2008.  This decrease in cost of sales was primarily the result of the reduced production and sales of fuel grade alcohol and commodity vital wheat gluten.  Also contributing to a reduction in cost of sales for the quarter were certain reduced input costs.  For the quarter ended March 31, 2009, the per bushel cost for corn, excluding the impact of our hedging policy, averaged nearly 17.6 percent lower than the quarter ended March 31, 2008.  These factors, which served to reduce cost of sales, were partially offset by higher natural gas costs as well as increased costs of other inputs used in the manufacturing process.  Our higher natural gas costs were directly the result of higher natural gas prices experienced during the quarter ended March 31, 2009 compared to quarter ended March 31, 2008.  For the quarter ended March 31, 2009, the per million cubic feet (“mcf”) cost of natural gas averaged nearly 11.6 percent higher than the quarter ended March 31, 2008 and excludes unrealized loss on a natural gas contract as discussed below.  Beginning in the quarter ended December 31, 2008, we ceased purchasing and processing wheat into flour in favor of directly purchasing flour at a lower cost than for what we could manufacture.

For the year-to-date period ended March 31, 2009, cost of sales decreased $8,802, or 3.2 percent, while sales decreased 21.4 percent compared to the year-to-date period ended March 31, 2008.  Consistent with the quarter ended March 31, 2009,  this decrease in cost of sales was primarily the result of the reduced production and sales of fuel grade alcohol and vital wheat gluten.  These factors, which served to reduce cost of sales overall, were partially offset by the impact of higher corn and natural gas costs as well as increased costs of other inputs used in the manufacturing process.  Our higher corn costs were directly the result of higher corn prices experienced during the year-to-date period ended March 31, 2009.  For the year-to-date period ended March 31, 2009, before adjustment for the impact of our hedging practices, the per-bushel cost of corn averaged nearly 22.0 percent higher than the year-to-date period ended March 31, 2008.  For the year-to-date period ended March 31, 2009, the per mcf cost of natural gas averaged nearly 31.7 percent higher than the year-to-date period ended March 31, 2008.

As discussed in Note 4 - Derivative Instruments included under Part 1, Item 1, Financial Statements of this Form 10-Q and incorporated herein by reference, effective April 1, 2008, we elected to discontinue the use of hedge accounting for all commodity derivative positions.  Accordingly, changes in the value of derivatives subsequent to March 31, 2008 are recorded in cost of sales in the Company’s Consolidated Statements of Income.  As of March 31, 2008, the cumulative mark-to-market adjustment of $4,195 net of tax of $2,819 included in accumulated other comprehensive income was related to derivative instruments that had previously been designated for hedge accounting under the framework of SFAS 133.  Gains related to those derivative instruments have remained in accumulated other comprehensive income until the forecasted transactions to which the specific hedged positions relate impact earnings.  During the quarter ended December 31, 2008, the remaining $1,109 in deferred gains on previously designated derivative instruments was recognized in earnings.  There remain no further deferred gains as of March 31, 2009.

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

With the changes effected at our Pekin plant, commitments for the purchase of natural gas through the remainder of the fiscal year under a single contract for our Pekin plant are in excess of projected consumption.  Accordingly, we anticipate settling such commitments for the difference between the prices to which we committed to and the market price of natural gas upon settlement.  We have recorded a charge of $2,106 and $7,553 for the quarter and year-to-date periods ended March 31, 2009, respectively, to cost of sales for unrealized losses for projected settlements and will continue to mark this obligation to market through June 30, 2009 as the settlements come due.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the quarter and year-to-date periods ended March 31, 2009 decreased $1,465  or 22.4 percent, and $707 or 4.0 percent, respectively,  compared to the same periods ended March 31, 2008.  These decreases were primarily the result of changes we made within the organization during the quarter ended December 31, 2008 and referred to in Developments in the Ingredient Solutions Segment and Developments in the Distillery Products Segment resulting in lower administrative headcount and related costs.  These factors, which served to decrease selling, general and administrative expenses were partially offset by increased expenses associated with maintaining our line of credit (including a commitment fee of $458), increases in other professional fees and increased compensation expenses related to an expansion of our sales force related to our increased focus on the production and sale of specialty value-added ingredients.

OTHER OPERATING COSTS

Other operating costs of $2,076 were incurred during the quarter and year-to-date periods ended March 31, 2009.  These costs primarily relate to additional ongoing charges for maintaining facilities no longer in production.

IMPAIRMENT: LONG LIVED ASSETS

In response to the losses incurred during the first quarter of fiscal 2009, we have taken actions since the end of the first quarter in an effort to return to profitability.  These actions include significant changes to operations in our Atchison and Pekin facilities.

Ingredient Solutions Segment. On October 20, 2008 we announced that we had signed a non-binding letter of intent to acquire our flour requirements from a third party, were ceasing operations at our flour mill in Atchison, Kansas and were reducing our workforce by approximately 44 persons.  The workforce reduction consisted of a combination of temporary lay-offs and early retirement offers.  On November 6, we announced that the anticipated supply contract for flour had been signed, and the layoffs became permanent. Our decision to close our flour mill was due to the fact that we could no longer produce flour for our own use at costs that are competitive with those of third party producers.  As a result of this action, we performed an impairment analysis and recorded a $2,831 non-cash impairment charge in the Condensed Consolidated Statements in the second quarter related to the flour mill assets.

On November 5, we announced plans to significantly reduce production of commodity wheat proteins and starches by ceasing protein and starch production operations at our Pekin, Illinois plant, effective November 12, 2008.  The majority of the Pekin facility’s protein and starch production consisted of gluten and commodity starches.  The action resulted in an additional work force reduction of approximately 80 persons, consisting of a combination of lay-offs and early retirement offers. As a result of the shutdown, we performed an impairment analysis and in the second quarter recorded a $4,960 non-cash impairment charge in the Condensed Consolidated Statements related to the Pekin protein and starch assets.  Going forward, we expect to concentrate our efforts on the production of value added proteins and starches.  On January 29, 2009, we determined to cease the manufacture and sale of personal care ingredients products at our Atchison facility. As of March 31, 2009, we have completed the exit of the personal care line of products after fulfilling all obligations with respect to our personal care customers, completing all production and liquidating all remaining inventory.  As a result of this action, in the second quarter we incurred a non-cash impairment charge of $329 in the Condensed Consolidated Statements related to the write down of equipment used in the production of personal care products.

In measuring for impairment of assets at our flour mill and our Pekin facility’s protein and starch production facility, management assumed no sales or other disposition but instead adjusted net values of these assets to zero as no further cash flow related to these assets was anticipated.

Distillery Segment.    In November of 2008, we also determined to curtail fuel alcohol production at Pekin to approximately 30 million gallons annually until market conditions became more favorable.  Subsequent to December 31, 2008, we determined that we could further adjust our production process at Pekin in a way that permitted us to produce only minor quantities of fuel grade alcohol as a by-product of the production of food grade alcohol and determined to otherwise terminate the production of fuel grade alcohol. Subsequently, we determined to shut down food grade production at the plant for a temporary period. On March 31, 2009, we agreed with our Credit Agreement banks that by June 15, 2009 we would either procure a commitment letter or agreement from a buyer to purchase the Pekin plant or procure a commitment for $25,000 in new financing from another bank or lender, in each case to close by July 17, 2009, and announced that we were considering our strategic options, including the sale of the Pekin plant.  We performed an impairment analysis of our other long lived assets and determined no further impairment charges were necessary as a result of these activities.  The remaining net book value of assets at the Pekin facility approximate $29,000.  After considering the results of an appraisal for this facility prepared by a third party, management believes the fair value of this facility is in excess of net book value.

Other Segment.    As previously reported, at the end of the third quarter of fiscal 2008, we  concluded that our pet business assets in the other segment and certain of our ingredient solutions segment assets in a mixed use facility in Kansas City, Kansas at which our pet treat resins are made were impaired.  At that time, we recorded an impairment charge of $8,100, of which $4,700 related to assets allocated to the Company’s other segment.  During the quarter ended December 31, 2008, management performed another test for impairment of these assets as a result of an appraisal resulting in a further charge of $811.

SEVERANCE AND EARLY RETIREMENT COSTS

In connection with the production changes described above, we also incurred $3,288 in severance related charges associated with early retirements and job eliminations during the second quarter.  These charges have been presented in the Company’s Consolidated Statements of Income as “Severance and early retirement costs.”

OTHER RESTRUCTURING COSTS

In connection with the production changes described above,  in the second quarter we also incurred a $2,185 net loss, which is net of approximately $1,109 in realized gains previously recorded in accumulated other comprehensive income.  In addition, we recognized $2,925 in lease termination costs which we expect to incur with respect to 147 railcars which we formerly used to transport flour and whose leases expire through 2013. We have recognized this expense because we no longer utilize these cars in our business.  Expected payments accrued reflect the net present value of the remaining obligation net of units which are estimated to be returned to the lessor sooner than the lease termination date.  The discount rate used was 7.0 percent and was based on our borrowing costs at December 31. 2008.  Twenty six of the railcars have been returned to the lessor as of March 31, 2009.  We estimate that the remaining railcars will either be returned to the lessor or assigned to other third parties over the course of four years.

OTHER INCOME, NET

Other income, net, decreased $435, or 95.4 percent, for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008.  For the year-to-date period ended March 31, 2009, other income, net, decreased $475, or 83.3 percent, compared to the year-to-date period  ended March 31, 2008.  These changes were principally attributable to changes in interest capitalized as well as to the effect of certain other non-recurring, non-operating revenue items.  It is our practice to credit other income for capitalized interest.

GAIN ON SETTLEMENT OF LITIGATION, NET OF RELATED EXPENSES

On December 27, 2007, the Company settled its two-year patent infringement and contract litigation.  Under the terms of the settlement, the Company agreed to dismiss its lawsuit with prejudice and was paid $8,000, which was received on December 28, 2007.  In connection with the settlement, the Company also granted the other parties in the lawsuit a non-exclusive license under its U.S. Patent No. 5,665,152. During fiscal 2008, the Company incurred professional fees of $954, related to this litigation.  This amount has been netted against the gross proceeds for a net amount of $7,046.  The Company has recorded the settlement as a separate line item below income from operations.  The Company used the proceeds from the settlement to reduce the amount outstanding under its line of credit.

No such settlements were incurred during the quarter or year-to-date periods ended March 31, 2009.

INTEREST EXPENSE

Interest expense for the quarter and year-to-date periods ended March 31, 2009 increased $346 and $1,190, respectively, compared to the same periods ended March 30, 2008.  These increases were the result of higher balances and higher interest rates on our outstanding line of credit compared to the same periods in the prior year.  These increases were partially offset by reduced balances on our long-term notes payable.

EQUITY IN LOSS OF JOINT VENTURE

Equity in the loss of our joint venture was $45 and $79 for the quarter and year-to-date periods ended March 31, 2009, respectively.  On July 17, 2007, we completed a transaction with Crespel and Dieters GmbH & Co. KG for the formation and financing of a joint venture, D.M. Ingredients, GmbH (“DMI”), located in Ibbenburen, Germany.  DMI’s primary operation is the production and tolling of the

Wheatex® series of textured wheat proteins made from vital wheat gluten for marketing by MGPI domestically and, through our partner and third parties, internationally.  Currently, the joint venture is utilizing a third party toller in the Netherlands to produce the Wheatex® products.  We own a 50 percent interest in DMI, and account for it using the equity method of accounting.  As of March 31, 2009, we had invested $375 in DMI since July 2007.

For the quarter ended March 31, 2009, DMI incurred a net loss of $90 related to costs incurred as part of the initial implementation of operations.  No sales revenue was reported.  As a 50 percent joint venture holder, our equity in this loss was $45.

For the year-to-date period ended March 31, 2009, DMI incurred a net loss of $158 related to costs incurred for the initial implementation of operations.  Again, no sales revenue was reported.  As a 50 percent joint venture holder, our equity in this loss was $79.

DMI’s functional currency is the European Union Euro.  Accordingly, changes in the holding value of the Company’s investment in DMI resulting from changes in the exchange rate between the U.S. Dollar and the European Union Euro are recorded in other comprehensive income as a translation adjustment on unconsolidated foreign subsidiary net of deferred taxes.

INCOME TAXES

For the quarter ended March 31, 2009, we had an income tax benefit of $1,533 resulting in an effective rate of (19.7) percent.  For the quarter ended March 31, 2008, our income tax benefit was $4,166 for an effective rate of (38.6) percent.  Our benefit has been limited to the portion of the loss that we expect to be able to carryback and receive refunds of  previously paid taxes.

For the year-to-date period ended March 31, 2009, we had an income tax benefit of $12,706, resulting in an effective rate of (16.1) percent.  For the year-to-date period ended March 31, 2008, our income tax benefit was $4,601 for an effective rate of (72.4) percent.

For the year-to-date period ended March 31, 2009, the effective rate was primarily impacted by a valuation allowance established of approximately $18,700 largely for NOLs and credit carryforwards that have not been recorded due to uncertainty about realization. As a result of filing our fiscal 2008 tax return, we have received tax refunds of $9,500.  Based upon our operating results in the current fiscal year, we expect to be eligible to receive federal and state income tax refunds of approximately $6,255 after filing our current fiscal year tax return.  The expected refund would exhaust our ability to carry back any further losses under current tax regulations

For the year-to-date March 31, 2009, there has been a $929 decrease in our gross uncertain tax positions largely due to a correction in a tax accounting method and the expiration of the statute of limitations for the June 30, 2005 fiscal year.  Interest and penalty costs related to these positions that had previously been factored into our effective rate has  also been reversed.

NET INCOME

As the result of the factors outlined above, we experienced a net loss of $6,248 and $66,207 in the quarter and year-to-date periods ended March 31, 2009, respectively, compared to a net loss of $6,629 in the quarter ended March 31, 2008 and a net loss of $1,753 in the year-to-date period ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Historically, the principal sources of our cash have been operating cash flow and borrowings under our credit agreement.  Historically, principal uses of cash are capital expenditures, payment of debt and the payment of dividends.

We have had large losses from operations and have relied on borrowings under our credit agreement to operate.  As disclosed in prior filings, we have experienced various defaults under our Credit Agreement and have been operating subject to the forbearance of our lenders.  On March 26, 2009, the lenders agreed to a Sixth Amendment to our Credit Agreement, which waived prior designated defaults under the Credit Agreement and extended the termination date of the Credit Agreement to September 3, 2009.  Although the Sixth Amendment waived our prior defaults and imposed new financial covenants, it did not address the Credit Agreement’s original financial covenants.  Because the Credit Agreement’s original financial covenants were once again in effect, we were in default under the fixed charge coverage, working capital, tangible net worth and leverage ratio covenants of our Credit Agreement as of March 31, 2009 and also were in cross default under our 5.45% Secured Promissory Note to Commerce Bank and under our loan agreement with Union State Bank.  As a result of our defaults, our lenders could, at their election, have terminated our ability to borrow under the credit facility and/or accelerated our obligations to repay amounts borrowed under the credit facility and other debt.  If our lenders were to terminate the credit facility, we would not have sufficient funds available to continue normal operations.  If our lenders were to accelerate our debt, it could result in the acceleration of debt under other secured obligations, and we would be unable to repay our obligations immediately. However, the Company’s lenders did not take such actions, and when we brought the matter to their attention they waived these most recent defaults, and the credit facility banks and Union State Bank expressly waived any future defaults of these covenants.

The Sixth Amendment reduced the lenders’ commitment under the Credit Agreement so that the lenders’ maximum commitment thereunder, subject to borrowing base limitations, declines as follows;

•                 $33,500 to April 30, 2009;

•                 $25,000 from May 1 to July 16, 2009; and

•                 $7,500 from July 17, 2009 to September 3, 2009.

The lenders’ commitment and our borrowing base as of any date will be reduced by 70% of the net proceeds of any asset sale or debt or equity issue (other than loans aggregating approximately $6,300 from the Cloud L. Cray Jr. Trust, the Bank of Atchison and Exchange National Bank & Trust).  Until April 1, 2009, the borrowing base was increased by an over advance amount of $3,500, reduced by the amount (but not below zero) of the foregoing loans.  Since April 1, the over advance amount has been zero. As of March 31, 2009  the amount available to us  under the  Credit Agreement (taking into account the over advance amount) was $2,169 and the amount of our outstanding borrowings under the Credit Agreement was $24,176.

The borrowing base under the credit facility and the amount available to us thereunder fluctuate daily.  From April 1, 2009 to May 7, 2009, the daily amount available to us has averaged approximately $4,266, ranging from  a low of $1,030 to a high of $6,751, and the amount available at the close of business on May 7, 2009, was approximately $5,626.

Among other matters, as discussed in Note 2 to our financial statements included herein, the Sixth Amendment also required us to obtain additional financing aggregating approximately $6,300 from other lenders.  We were able to procure such financing as required.  Although this improved our short-term liquidity,  we continue to believe that our cash needs over the next several months will exceed amounts available to us from operations and under our credit facility.  We have agreed with our lenders that by June 15, 2009 we will either have procured a commitment letter or an agreement from a buyer to purchase our Pekin facility by July 17, 2009 or obtained a commitment letter or agreement from a bank or other lender to loan us $25,000 by July 17, 2009. We are currently exploring strategic options for our Pekin facility but have received no indications of interest to date.  We  are seeking both asset based loans and line of credit financing from several financial institutions aggregating $40,000 to $45,000 to replace existing financing, but to date have no commitments.  Accordingly, there can be no assurance that we will be successful in either selling our Pekin facility or obtaining new financing. Our ability to continue as a going concern is dependent upon future events.

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

In addition to obtaining additional financing and/or selling our Pekin plant, our prospects depend on a number of factors, some of which are beyond our control, including commodity prices, natural gas prices, our ability to liquidate inventories as planned, the level of our capital expenditures, the amount of margin calls on our commodity trading accounts  and  the willingness of the bulk of our suppliers to extend normal trading terms.  In this regard, some of our suppliers, principally utilities, have required us to make significant deposits or advance payments to maintain service.

The following table is presented as a measure of our liquidity and financial condition:

(Dollars in thousands)

	March 31,	June 30,
	2009	2008
Cash and cash equivalents	$503	$—
Working capital	21,386	51,127
Amounts available under lines of credit	2,169	17,000
Credit facility, liabilities related to assets held for sale and long-term debt (including current maturities)	35,445	33,493
Stockholders’ equity	68,263	136,874

	Year-to-Date Ended
	March 31,	March 31,
	2009	2008
Depreciation and amortization	9,713	11,515
Capital expenditures	2,057	4,277
EBITDA(1)	(66,970)	6,201

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

The following table sets forth a reconciliation of net income to EBITDA for the year-to-date periods ended March 31, 2009 and 2008 (in thousands):

	Year-to-Date Ended
	March 31, 2009	March 31, 2008

Net loss	$(66,207)	$(1,753)
Provision (benefit) for income taxes	(12,706)	(4,601)
Interest expense	2,230	1,040
Depreciation	9,713	11,515
EBITDA	$(66,970)	$6,201

The following table sets forth a reconciliation of EBITDA to cash flows from operations for the year-to-date periods ended March 31, 2009 and 2008 (in thousands):

	Year-to-Date Ended
	March 31, 2009	March 31, 2008

EBITDA	$(66,970)	$6,201
Benefit (provision) for income taxes	12,706	4,601
Interest expense	(2,230)	(1,040)
Equity in loss of joint venture	79	—
Non-cash charges against (credits to) net income:
Deferred income taxes	(7,210)	(4,718)
Loss (gain) on sale of assets	(264)	10
Loss on impairment of assets	8,931	8,100
Changes in operating assets and liabilities	56,370	(10,194)
Cash flow from operations	$1,412	$2,960

CASH FLOW INFORMATION

Summary cash flow information follows for the year-to-date periods ended March 31, 2009 and 2008, respectively:  (Dollars in thousands)

	Year-to-Date Ended
	March 31, 2009	March 31, 2008

Cash flows provided by (used for):
Operating activities	$1,412	$2,960
Investing activities	(1,363)	(4,635)
Financing activities	454	(2,225)

Increase (decrease) in cash and cash equivalents	503	(3,900)
Cash and cash equivalents at beginning of year	—	3,900
Cash and cash equivalents at end of year	$503	$—

During the year-to-date period ended March 31, 2009, our consolidated cash increased $503 compared to a decrease of $3,900 during the year-to-date period ended March 3, 2008.  Reduced operating cash flow resulted from a increase in net loss from $1,753 for the year-to-date period ended March 31, 2008 to a net loss of $66,207 for the year-to-date period ended March 31, 2009.  The effect of this net loss on cash flow from operating activities was substantially reduced by improvements in cash flow from reductions of inventory and accounts receivable.   Cash outflows related to capital expenditures during the year-to-date period ended March 31, 2009 compared to the year-to-date period ended March 31, 2008 were reduced.  Additionally, net proceeds from our line of credit provided a source of cash as well as proceeds from the Cray note of $2,000.

Operating Cash Flows.  Summary operating cash flow information for the year-to-date periods ended March 31, 2009 and 2008, respectively, is as follows:  (Dollars in thousands):

	Year-to-Date Ended
	March 31, 2009	March 31, 2008

Net income (loss)	$(66,207)	$(1,753)
Depreciation	9,713	11,515
Loss (gain) on sale of assets	(264)	10
Deferred income taxes	(7,210)	(4,718)
Loss on impairment of assets	8,931	8,100
Equity in loss of joint venture	79	—
Changes in working capital items:
Restricted cash	(1,441)	3,333
Accounts receivable	13,031	1,189
Inventory	41,063	(17,258)
Accounts payable	(786)	5,625
Accrued expenses	141	834
Deferred credit	(643)	(925)
Income taxes payable/receivable	2,315	(984)
Accrued natural gas derivative	3,946	—
Other non-current liabilities	2,686	384
Gains previously deferred in other comprehensive income	(2,149)	—
Other	(1,793)	(2,392)

Net cash used in operating activities	$1,412	$2,960

Cash flow from operations for the year-to-date ended March 31, 2009 decreased $1,548 to $1,412 from $2,960 for the year-to-date period ended March 31, 2008.  This decline in operating cash flow was primarily related to the increase in net loss of $64,454 from a net loss of $1,753 for the year-to-date period ended March 31, 2008 to a net loss of $66,207 for the year-to-date period ended March 31, 2009.  Other factors leading to a decrease in operating cash flow were an increase in restricted cash of $1,441 for the year-to-date period ended March 31, 2009 compared to a decrease of $3,333 for the year-to-date period ended March 31, 2008.  These factors, which served to reduce operating cash flow, were substantially offset by a decrease in inventory of $41,063 consistent with our strategy of exiting unprofitable product lines and focusing on value added protein, starch and alcohol products as well as a decrease in accounts receivable of $13,031 as a result of lower sales volumes.

Investing Cash Flows.  Net investing cash outflow for the year-to-date period ended March 31, 2009 was $1,363 compared to $4,635 for the year-to-date period ended March 31, 2008.  During the year-to-date period ended March 31, 2009, we made investments to our operating plant of $2,057.  These investments were partially offset by the net proceeds from the sale of a corporate aircraft and other assets of $694.

Financing Cash Flows.  Net financing cash flow for the year-to-date period ended March 31, 2009, was $454 compared to net financing cash outflow of $2,225 for the year-to-date period ended March 31, 2008 resulting in a net increase in financing cash flow of $2,679. During the quarter ended March 31, 2009, we obtained $2,000 in proceeds from a new loan and during the year-to-date period ended March 31, 2009, we had net draws of $1,176 under our operating line of credit compared to net draws of $3,000 for the year-to-date period ended March 31, 2008.  Proceeds from stock plans were relatively minimal due to reduced option exercise activity as a result of the reduced price of our stock.

HEDGING AND INVENTORY COSTS

Included within the carrying value of inventory of $21,793 as of March 31, 2009 is the market value of derivative instruments related to our hedging strategy of ($785). This value represents mark-to-market losses on open undesignated derivative contracts.

In connection with the purchase of raw materials, principally corn and wheat, for anticipated operating requirements, we sometimes enter into various commodity derivative contracts to manage the risk of future grain price increases.  During the quarter ended March 31, 2009, we utilized derivatives to hedge approximately 36 percent of corn processed compared with approximately 78 percent of corn processed in the quarter ended March 31, 2008.   As further discussed under Developments in the Ingredient Solutions Segment, beginning in the quarter ended December 31, 2008, we entered into a supply contract for flour with ConAgra Mills whereby they are supplying our wheat flour requirements for use in the production of protein and starch ingredients.  As a result, we have ceased hedging wheat purchases.  For the year-to-date period ended March 31, 2009, we recognized $1,109 in deferred gains on previously designated and liquidated wheat futures.  Raw material costs in the quarter ended March 31, 2009 included a net mark to market loss of approximately $278 compared to a net hedging gain of $9,136 in the quarter ended March 31, 2008.

During the year-to-date period ended March 31, 2009, we utilized derivatives to hedge approximately 61 percent of corn processed compared with approximately 46 percent of corn processed in the year-to-date period ended March 31, 2008.   For the year-to-date period ended March 31, 2009, we recognized $3,334 in deferred gains on previously designated and liquidated wheat futures.  Raw material costs in the year-to-date period ended March 31, 2009 included a net hedging loss of approximately $4,919 (excluding a $1,109 gain reclassified and reported under Other restructuring costs in our Condensed Financial Statements) compared to a net hedging gain of $8,900 in the year-to-date period ended March 31, 2008.

These hedge transactions are highly effective.  Accordingly, nearly all related losses were entirely offset by reduced raw materials costs.

As of March 31, 2009, through the use of derivative contracts, we had hedged 42.5 percent of our projected corn consumption for the remainder of the fiscal year.  Including cash purchases, we have hedged 51.2 percent of our projected corn consumption for the remainder of the fiscal year.

As described in Note 4 of our Notes to Condensed Consolidated Financial Statements included elsewhere herein, effective April 1, 2008, we elected to discontinue the use of hedge accounting for all commodity derivative positions.  Accordingly, changes in the value of derivatives subsequent to March 31, 2008 are recorded in cost of sales in the Company’s Consolidated Statements of Income.  As of March 31, 2008, the cumulative mark-to-market adjustment of $4,195 net of tax of $2,819 included in accumulated other comprehensive income was related to derivative instruments that had previously been designated for hedge accounting under the framework of SFAS 133.  Gains related to those derivative instruments have remained in accumulated other comprehensive income until the forecasted transactions to which the specific hedged positions relate occurred.  As of March 31, 2009, all gains previously deferred have been recognized in earnings.

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

During the quarter ended December 31, 2008, we recorded a charge of $5,447 to cost of sales for unrealized losses as of December 31, 2008 on a natural gas contract for our Pekin plant.  With the changes effected at the Pekin plant, the commitments for the purchase of natural gas through the remainder of the fiscal year under this contract are in excess of projected consumption.  During the quarter ended March 31, 2009, we recorded further unrealized losses of $2,106 related to this contract.  We will continue to settle and mark this obligation to market monthly until its expiration, which is scheduled to occur on June 30, 2009.

Under the terms of our agreement with our natural gas provider for the Pekin, Illinois plant, we are billed monthly for settlements pursuant to our contract.  Full payment is due within two weeks of receipt of the billing. As of March 31, 2009, approximately $1,400 related to settled amounts is contained within accounts payable as reported in our condensed consolidated balance sheet.  Additionally, a liability for $3,946 for additional commitments that will settle by June 30, 2009 is reported in the Company’s condensed consolidated balance sheet as accrued natural gas derivative.

CONTRACTUAL OBLIGATIONS

On October 24, 2008, we entered into a Supply Agreement to purchase our requirements of wheat flour from Conagra Foods Food Ingredients Company, Inc.  The Agreement has a term of five years and is automatically renewable for an additional term of 5 years unless either party gives at least 180 days written notice of termination.  Pricing is based on a formula which varies depending on changes in several factors, including wheat futures prices, mill feed prices and freight costs.  There is no stated minimum quantity required to be purchased.

On November 7, 2008, we entered into a Second Amendment to our credit agreement with our bank lenders which extended the standstill period thereunder and which imposed new interim financial covenants.  Other terms in the amendment included (i) a provision limiting loans to base rate loans, with an increase in the interest rate on outstanding borrowings from LIBOR plus 2.75% or prime plus 0.50% to base rate, as defined, plus 3%, with base rate being not less than the greater of 4%, Agent’s prime rate or the federal funds rate plus 1%, (ii) an amendment fee of $110 (in addition to the banks’ out of pocket expenses), (iii) a fee of 1% of the outstanding credit commitment, as defined, payable on February 27, 2009 unless all outstanding obligations were paid in full and the credit agreement was terminated (this fee was $430), (iv) the pledge of substantially all of our remaining unpledged assets, (v) limiting our use of the commitment under the credit agreement to either fund margin calls or for other grain hedging positions to an amount equal to a tax refund received in the second quarter (approximately $9,200), and (vi) requiring us to use any portion of such anticipated tax refund received after November 7, 2008 ($8,000) to reduce outstanding borrowings under the credit agreement.

The prepayment requirement referred to in clause (vi) above did not reduce the lenders’ total commitment under the credit agreement.

As noted above, the Second Amendment expanded the lien securing our obligations to the lenders so that it now covers substantially all of our assets, excluding real property at our new office building and laboratory in Atchison and our interest in our German joint venture, and property at our KCIT facility in Kansas City so long as it is encumbered by existing liens.   We were also required to cause our commodity intermediary to execute a commodity account control agreement in favor of our lenders.

As a result of inventory reductions and continued operating losses, in December 2008, our outstanding borrowings under the Credit Agreement exceeded our borrowing base, and on December 19, 2009 the lenders agreed to a Third Amendment to the Credit Agreement which permitted us, on a temporary basis, to obtain loans and other credit extensions under the Credit Agreement in amounts in excess of the borrowing base. Until January 30, 2009, we were permitted to obtain credit extensions of $3,000 over the borrowing base; thereafter, until February 26, 2009, we were permitted to obtain credit extensions of $1,500 over the borrowing base; and thereafter we were permitted to obtain credit extensions of $500 over the borrowing base.

We met adjusted EBITDA targets imposed by the Second Amendment for each of October and November but did not meet the targets for December because of impairment and other restructuring charges recognized as of quarter end.  On January 30, 2009, the lender’s agent notified us that we were in default under the credit facility.  It also notified us that because of cross default provisions, we were in default under our 5.45% Secured Promissory Note to Commerce Bank.  Accordingly, we have reclassified all long-term debt to current.

On February 27, 2009, the lenders agreed to a Fourth Amendment to the Credit Agreement which extended the forbearance period under the Credit Agreement and the February 26, 2009 over advance step-down referred to above to March 13, 2009.  The Fourth Amendment also (i) reduced the lenders’ aggregate commitment under the Credit Agreement to $40,000, (ii) eliminated Sections 3.4(e) (Reserve Amounts Tax Refunds), 3.6(d) Reserve Amount Proceeds) and 3.21 (Reserve Against Revolving Credit Availability) to the Credit Agreement, which were related to a tax refund and related reserves and were added in the Second Amendment to the Credit Agreement, (iii) required us to submit to the lenders by March 6, 2009 an operating plan outlining how it proposed to improve our financial position with the ultimate goal of repaying the lenders and (iv) required us to pay for the retention by the lenders of Moglia Advisors to advise the lenders regarding us and our operating plan.

On March 11, 2009, in connection with the Company’s request that the lenders release their lien on two parcels of land in Atchison that we were not using in our business so that we might sell them, we agreed to apply the net proceeds ($219,214.64) to our obligations under the Credit Agreement and that the amount of our borrowing base under the Credit Agreement would thereafter be deemed reduced by the amount of such net proceeds.

On March 13, 2009, the lenders agreed to a Fifth Amendment to the Credit Agreement which extended the forbearance period under the Credit Agreement and the over advance step-down date referred to in the preceding paragraph to March 27, 2009.

On March 26, 2009, the lenders agreed to a Sixth Amendment to our Credit Agreement, which waived prior designated defaults under the Credit Agreement and cross defaults under the 5.45% Secured Promissory Note to Commerce and extended the termination date of the Credit Agreement to September 3, 2009.  Although it imposed new financial covenants, the Sixth Amendment did not change our original financial covenants, and at March 31, 2009 we were in default under several of these covenants; however, when we brought this matter to their attention, on May 1, 2009, our credit facility lenders waived this breach and any obligation to comply with these covenants in the future.

The Sixth Amendment reduced the lenders’ commitment under the Credit Agreement so that the lenders’ maximum commitment thereunder, subject to borrowing base limitations, declines as follows;

•                    $33,500 to April 30, 2009;

•                    $25,000 from May 1 to July 16, 2009; and

•                    $7,500 from July 17, 2009 to September 3, 2009.

The lenders’ commitment and our borrowing base as of any date will be reduced by 70% of the net proceeds of any asset sale or debt or equity issue (other than loans aggregating approximately $6,300 from the Cloud L. Cray Jr. Trust, the Bank of Atchison and Exchange National Bank & Trust).  Until April 1, 2009, the borrowing base is increased by an over advance amount of $3,500, reduced by the amount (but not below zero) of the foregoing loans.  After April 1, the over advance amount is zero. As of March 31, 2009 the amount available to us under the Credit Agreement (taking into account the over advance amount) was $2,169 and the amount of our outstanding borrowings under the Credit Agreement was $24,176.

The Sixth Amendment imposed new covenants on us, including the following:

•      We were required to close on loans from the Cray Trust and Bank of Atchison by April 1 and on loans from the Exchange National Bank by April 15, which we were able to do;

•      We are required to meet weekly cumulative cash flow targets; generally, this covenant requires that our cumulative weekly cash flow not vary negatively from targeted cash flow that we agreed to with our lenders by an amount that exceeds the greater of 10% of the cumulative targeted cash flow at the end of any week or $200; and

•      By June 15, 2009, we must have received either a:

•      Written commitment letter or agreement from a third party to purchase our Pekin facility by July 17, 2009, or

•      Written commitment letter or agreement by a bank or other lender to provide not more than $25,000 of debt financing by July 17, 2009, guaranteed in whole or in part by the USDA.

On March 27, 2009, we agreed to borrow $2,000 from the Cloud L. Cray, Jr. Trust pursuant to a subordinated secured promissory note which provides for interest at the rate of 7% per annum and the payment of principal and interest in a lump sum on March 27, 2010.    The note is secured by second mortgages on the Company’s Atchison and Pekin production facilities.  The note is subject to the provisions of a subordination agreement between the Cloud L. Cray, Jr. Trust and Commerce Bank, N.A., as Agent under the Credit Agreement referred to above. Mr. Cray, who is settlor and trustee of the Trust, is a director of the Company and our principal stockholder with an approximate 21 percent beneficial ownership interest in the common stock of the Company.

On March 31, 2009, we borrowed $1,500 from Union State Bank — Bank of Atchison (“Union State Bank”).   The loan bears interest, payable semi-annually commencing on September 30, 2009, at a variable rate (which adjusts quarterly commencing on June 30, 2009) equal to 6% plus the weekly average yield on US Treasury securities adjusted to a constant maturity of three years. The current interest rate on borrowings under the loan agreement is 7.25%.  Principal installments of $150 are payable on March 31, 2011,

March 31, 2012 and March 31, 2013, and the balance of the loan is payable on March 31, 2014.  The loan is secured by a mortgage and security interest on our Onaga, Kansas plant and equipment and our Atchison flour mill plant and equipment.  The lenders under the Company’s Credit Agreement and Union State Bank have entered an intercreditor agreement whereby the lenders under the Credit Agreement generally have agreed to subordinate their lien in these assets to the lien of Union State Bank.  Under the intercreditor agreement, we have agreed that an event of default or demand for payment in full to any of the lenders will be deemed to be an event of default under the loan documents of each of the other lenders. In addition to payment defaults and covenant defaults which are not cured within 5 days, events of default under the Union State Bank loan agreement include mergers or sales of a substantial part of our property or if the bank determines in good faith that a material adverse change has occurred in our financial condition or that the prospect for its performance of its loan obligations is impaired.  This note was funded on April 1st, 2009.  Accordingly, the borrowings are not included within outstanding debt as of March 31, 2009.  Our CEO, Mr. Newkirk, is a director of Union State Bank.

On April 15, 2009, we borrowed $2,800 from Exchange National Bank & Trust Co.  The loan is evidenced by a promissory note and bears interest, payable monthly commencing in May, 2009, at the rate of 7 percent per annum.  Principal on the note is due on September 3, 2009.  The note is secured by a third mortgage and security interest on our Pekin plant and equipment, a leasehold mortgage on our new executive office building and technical center in Atchison and a pledge of the related industrial revenue bond issued by the City of Atchison that we hold.  The lenders under our Credit Agreement and Exchange National Bank and Trust have entered an intercreditor agreement whereby the lenders under the Credit Agreement generally have agreed to subordinate their lien in the bond collateral to the lien of Exchange National Bank & Trust Co.  In addition to payment defaults, events of default under the promissory note include mergers or sales of a substantial part of our property of if the bank determines in good faith that a material adverse change has occurred in our financial condition or that the prospect for our performance of our loan obligations is impaired.

On May 4, 2009, we signed an unsecured note payable to a vendor for approximately $998 which reduced trade accounts payable by a like amount.  The note is evidenced by a promissory note and bears interest at the rate of 10 percent per annum and is payable in 14 monthly installments of principal and interest aggregating $75 and a final payment of $12..

CAPITAL EXPENDITURES.

In the year-to-date we have spent $2,057 in capital expenditures.  We had originally budgeted $7,500 for the fiscal year ended June 30, 2009.    However, we have not committed to any significant future capital expenditures due to our current financial condition.

We have been exploring alternative sources of energy for our Pekin, Illinois plant in the form of a coal-fired steam generation facility.  We have applied for approvals for the construction of a 330 pound per hour high pressure solid fuel boiler cogeneration facility at the plant.  The proposed facility would utilize coal as the primary fuel.  The cost of the project was estimated at $90,000 to $100,000.  We had been seeking a third party energy provider to fund, own and operate the facility and enter a multi-year energy supply agreement with us.  Our recent financial issues have forced us to slow down our efforts on this program.

The Illinois Environmental Protection Agency (“IEPA”) held a public hearing regarding the fuel boiler cogeneration facility on July 14, 2008.  This hearing represented one step toward receiving a permit for the facility.  The hearing was followed by a written public comment period, which ended on August 13, 2008.  If the IEPA determines to issue a construction permit, it would be effective 35 days after the date of issue to allow for an appeal period for interested parties.  Barring an appeal, we would expect to receive a construction permit at the end of the 35 day waiting period.

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

LINE OF CREDIT

Our credit agreement, as amended by the Sixth amendment thereto, provides for a revolving credit facility in the maximum amount of $33,500 through April 30, 2009, subject to borrowing base limitations and other deductions described in Note 2 to the notes to the financial statements contained herein.  The lenders’ maximum commitments decline to $25,000 on May 1, 2009 and $7,500 on July 17, 2009, subject to borrowing base limitations. The commitment expires on September 3, 2009.  The lenders’ commitment and our borrowing base as of any date will also be reduced by 70% of the net proceeds of any asset sale or debt or equity issue (other than loans aggregating approximately $6,300 from the Cloud L. Cray Jr. Trust, the Bank of Atchison and Exchange National Bank & Trust.  As of May 7, 2009, the amount available to us under the Credit Agreement was $5,626 and the amount of our outstanding borrowings under the Credit Agreement was $17,968.

FINANCIAL COVENANTS

Under our Credit Agreement, we are now required to meet year-to-date cumulative weekly operating cash flow targets.  Our year-to-date weekly operating net cash flow for any specified week may not vary negatively by an amount that exceeds the greater of (i) 10% of the year-to-date cumulative weekly operating net cash flow target at the end of such week or (iii) $200.  (We were in compliance with this covenant as of May 8, 2009.)  The year-to-date cumulative weekly operating net cash flow target requirement for periods after May 4, 2009 through September 3, 2009 range from $2,600 to ($5,500) .

Our Credit Agreement contains various other covenants, including ones limiting our ability to incur liens, incur debt, make investments, make capital expenditures, dispose of assets, issue stock, or purchase stock. While the initial agreement permitted us to pay dividends in the ordinary course, we were required to remain in compliance with our financial covenants.  Due to market conditions and our resulting negative cash flow from operations, since June 30, 2008 we have not been able to pay dividends as a result of the fixed charge coverage ratio maintenance requirement in our credit agreement. Further, under subsequent amendments to the Credit Agreement, we are prohibited from paying dividends without the consent of our lenders.

WORKING CAPITAL

COMPARISON TO JUNE 30, 2008

Our working capital decreased $29,741 from June 30, 2008 to March 31, 2009.  This decrease was primarily the result of increased borrowings on our revolving credit facility, increases in accounts payable, reductions in receivables and inventory partially offset by refundable income taxes and assets held for sale.

COMPARISON TO MARCH 31, 2008

During the twelve month period ended March 31, 2009, our consolidated cash position increased by $503.  For the twelve month period ended March 31, 2009, cash was impacted primarily by lower operating cash flow related to reduced earnings. Additionally, we incurred capital expenditures of $5,212 for the twelve month period ended March 31, 2009, yielding a higher investment in property and equipment.  We financed capital expenditures, inventory and our operations using our revolving credit facility.

During the twelve month period ended March 31, 2009, our working capital decreased $40,676, primarily as a result of reduced inventory, increased accounts payable, as well as accrued expenses.  These factors, which served to reduce working capital, were partially offset by increased income taxes receivable.

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

With the shutdown of protein and starch operations, the reduction of distillery operations at and subsequent shutdown of our Pekin plant, commitments for the purchase of natural gas through the remainder of the fiscal year under a single contract for our Pekin plant are in excess of projected consumption.  Accordingly, we will settle such commitments on a cash basis for an amount representing the difference between the prices to which we committed to and the current market price of natural gas.  We have recorded a charge of $7,553 for projected settlements based upon each month’s commitment and the futures price for natural gas for each respective month during the year todate ended March 31, 2009.  We will continue to mark this obligation to market through June 30, 2009 when the contract expires As of May 1, 2009, our potential settlement, after adjusting for closed April settlements of $1,289, was $2,798.  A 10% decrease in natural gas prices as of May 1, 2009, would increase our projected settlements by $67 and a 10% increase would decrease our projected settlements by $67.

For inventory and open futures, the table below presents the carrying amount and fair value at March 31, 2009 and June 30, 2008.  We include the fair values of open contracts in inventories in our balance sheet.

	At March 31, 2009		At June 30, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Inventories
Corn	$1,205	$1,261	$6,485	$7,311
Wheat	$—	$—	$3,499	$3,069

	Description and Expected Maturity*	Fair Value	Description and Expected Maturity*	Fair Value
Corn Options
Contract Volumes (bushels)			2,000
Weighted Average
Strike Price/Bushel
Long Calls	$—	$—	$5.40	$4,388
Short Calls	$—	$—	$6.20	$(2,990)
Short Puts	$3.80	$(382)	$—	$—
Contract Amount		$(382)		$1,398

	Description and Expected Maturity*	Fair Value	Description and Expected Maturity*	Fair Value
Corn Futures
Contract Volumes (bushels)	1,375
Weighted Average
Strike Price/Bushel
Futures Long	$4.44	$(402)	$—	$—
Futures Short	$—	$—	$—	$—
Contract Amount		$(402)		$—

	Description and Expected Maturity*	Fair Value	Description and Expected Maturity*	Fair Value
Wheat Futures
Contract Volumes (bushels)			400
Weighted Average
Strike Price/Bushel
Futures Long	$—	$—	$6.7775	$3,585
Contract Amount		$—		$3,585

*The latest expected maturity date occurs within one year from date indicated.

Except for our credit facility and our loan from Union State Bank, our outstanding debt at March 31, 2009 carries fixed interest rates.  We have a $31,500 credit facility ($23,594 at May 7, 2009 after giving effect to borrowing base limitations), which permits borrowings at a rate equal to a base rate plus an applicable margin.  We have a $1,500 loan from Union State Bank which bears interest at a variable rate (which adjusts quarterly commencing on June 30, 2009) equal to 6 percent plus the weekly average yield on United States Treasury securities adjusted to a constant maturity of three years.  Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on weighted average outstanding borrowings at the end of the third quarter, a 100 basis point increase over the rates actually in effect in the third quarter would have increased our interest expense in the third quarter by approximately $89.

ITEM 4.      CONTROLS AND PROCEDURES.

(a)           Evaluation of disclosure controls and procedures.

As of the end of the quarter ended March 31, 2009 our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure

(b)           Changes in Internal Controls.

There has been no change in the Company’s internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect MGP Ingredients, Inc.’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

Reference is made to Part II, Item 1, Legal Proceedings of the Company’s Quarterly report on Form 10-Q for the Quarters ended September 30, 2008 and December 31, 2008 for information on a lawsuit styled Daniel Martin v. MGP Ingredients, Inc., et al., No. 08-L-697 that was filed in August 2008 in the Circuit Court for the Third Circuit, Madison County, Illinois.  On March 24, 2009, the parties entered a settlement agreement providing for the payment by the Company of an amount not deemed material.  The settlement was approved by the court at a hearing on May 8, 2009 and the case was dismissed with prejudice.

From September 16, 2008 until February 11, 2009, tests on the Company’s feed drying unit indicated that it was not in compliance with the volatile organic compound emission limit established in the Consent Agreement and Final Order (“CAFO”) entered into with the Kansas Department of Health and Environment (“KDHE”) on January 11, 2006.  Official compliance testing in February 2009 demonstrated the unit to be in compliance.  The KDHE has discretion under its penalty policy to pursue an enforcement action against the Company for failing to comply with the emission limit.  The Company’s management has provided regular updates to the KDHE on efforts to bring the unit into compliance with the permit.  Although no formal action has been taken, the KDHE may seek a penalty, but the Company is unable to predict the magnitude of any penalty that KDHE may ultimately assess against it.

ITEM 1A.    RISK FACTORS.

Our failure to comply with covenants in our credit facility could result in the termination of our credit facility and acceleration of outstanding debt obligations, in which case we may no longer be able to operate as a going concern.

As of May 7, 2009, the outstanding indebtedness under our credit facility was $17,968.  Under the most recent amendment to our credit facility, we are required generally to meet weekly cumulative cash flow projections and to either enter a commitment letter or an agreement from a buyer to purchase our Pekin facility by July 17, 2009 or obtain a commitment letter or agreement from a bank or other lender to loan us $25,000 by July 17, 2009. We are currently exploring strategic options for our Pekin facility but have received no indications of interest to date.  We are seeking both asset based loans and line of credit financing from several financial institutions aggregating $40,000 to $45,000 to replace existing financing, but to date have no commitments.  Accordingly, there can be no assurance that we will be successful in either selling our Pekin facility or obtaining new financing.  If we fail to meet these requirements or otherwise default under the credit agreement, our lenders could, at their election, terminate our ability to borrow under the credit facility and or accelerate our obligations to repay amounts borrowed under the credit agreement.  If our bank lenders were to terminate our credit, we might not have sufficient funds available to us to continue normal operations.   If we default under our credit facility or our credit facility lenders were to accelerate our debt, it could result in the acceleration of debt under other secured obligations that we are subject to. We would be unable to repay our debt immediately.  In the case of acceleration, we might suffer foreclosure on the assets we have pledged to our lenders. We believe that our cash needs over the next several months will exceed amounts available to us from operations and under our credit facility.  Our ability to continue as a going concern is dependent on the willingness of our lenders to continue to exercise forbearance and on our obtaining additional financing in the near term and/or selling our Pekin plant.

Our reduced liquidity could affect our operations.

The borrowing base under our credit facility and the amount available to us thereunder fluctuate daily.  From April 1, 2009 to May 7, 2009, the daily amount available to us has averaged approximately $4,266, ranging from a low of $1,030 to a high of $6,751, and the amount available at the close of business on May 7, 2009 was approximately $5,626.  On May 1, the lenders’ maximum commitment, subject to borrowing base limitations, reduced from $33,500 to $25,000 and on July 17, 2009 it will reduce to $7,500 until September 3, 2009, when the credit agreement is scheduled to terminate.  Due to the limitations on amounts available under the credit agreement and negative operating cash flows, our cash flows have not been optimal for our needs and we have extended certain vendors past normal credit terms.  Until we obtain additional financing and/or sell our Pekin facility, we will need to take particular care in managing our cash flows and may be unable to take advantage of certain business opportunities that would otherwise be available to us.  For example, notwithstanding current favorable grain prices, we are not taking long forward positions in grain in order to conserve our cash.  This could result in higher future expenses if prices change adversely.

In addition to obtaining additional financing and/or selling our Pekin facility, our prospects depend on a number of factors, some of which are beyond our control, including commodity prices, natural gas prices, our ability to liquidate inventories as planned, the level of our capital expenditures, the amount of margin calls on our commodity trading accounts and the willingness of the bulk of our suppliers to extend normal trading terms.  In this regard, some of our suppliers, principally utilities, have required us to make significant deposits or advance payments to maintain service.

If we fail to continue to meet all applicable continued listing requirements of The NASDAQ Global Market and NASDAQ determines to delist our common stock, the market liquidity and market price of our common stock could decline.

Our common stock is listed on the NASDAQ Global Select Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements. For example, NASDAQ rules require that we maintain a minimum bid price of $1.00 per share for our common stock. Our common stock has traded below this minimum bid price requirement for much of the third quarter. NASDAQ has currently suspended this bid price requirement through July 20, 2009. If NASDAQ does not further extend this suspension and our stock price is below $1.00 at the time the suspension is lifted or falls below $1.00 after that time or if we in the future fail to meet other requirements for continued listing on the NASDAQ Global Select Market, our common stock could be delisted from The NASDAQ Global Select Market if we are unable to cure the events of noncompliance in a timely or effective manner. If our common stock were threatened with delisting from The NASDAQ Global Market, we may, depending on the circumstances, seek to extend the period for regaining compliance with NASDAQ listing requirements by moving our common stock to the NASDAQ Capital Market.  If our common stock is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of or to obtain accurate quotations for the price of our common stock, and there would likely also be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2009 we made no repurchases of our stock.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

As of March 31, 2009, we were in non-payment default under certain financial covenants of our credit facility and, as a result, were in cross default under our note to Commerce Bank relating to our corporate aircraft and under our loan agreement with the Bank of Atchison.  See Note 2 in Notes to Condensed Consolidated Financial Statements set forth in Part I Item 1 for additional information.  We have obtained waivers of these defaults.

ITEM 5.      OTHER INFORMATION

On May 7, 2009 the Company and its former Chief Financial Officer, Mr. Robert Zonneveld, entered into a Separation Agreement and Release of Claims pursuant to which Mr. Zonneveld will receive $3,750 per week for three months and $3,600 to assist in COBRA premium payments.  The Separation Agreement also contains undertakings by Mr. Zonneveld relating to the Company’s confidential information and a one year non-solicitation provision.

ITEM 6.   EXHIBITS

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-17196))

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 (File Number 0-17196))

4.1	Fourth Amendment to Credit Agreement dated as of February 27, 2009 (incorporated by reference to Exhibit 4.1 of Company’s Report on Form 8-K, dated February 25, 2009.)

4.2	Letter Agreement dated March 11, 2009 with Commerce Bank, N.A. as Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s report on Form 8-K dated March 11, 2009.)

4.3	Fifth Amendment to Credit Agreement. (Incorporated by reference to Exhibit 4.2 of the Company’s report on Form 8-K dated March 11, 2009.)

*4.4	Sixth Amendment to Credit Agreement dated March 26, 2009 (including form of note to Cloud L. Cray Jr. Trust and related Subordination Agreement as exhibits)

*4.5	May 1, 2009 waiver letter from Agent under the Credit Agreement.

4.6

In accordance with clauses (iii)(A) and (v) of Item 601(b)(4) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the Commission upon request.

*10.1	Form of salary deferral agreement between Company and the executive officers providing for the deferral of a portion of their base salaries until June 30, 2009.

Pursuant to this agreement, salaries payments in the following amounts will be deferred until June 30, 2009: Ladd Seaberg-$38,699; Tim Newkirk-$52,308 ; Randy Schrick-$34,883 ; Don Coffey-$18,144; Robert Zonneveld-$13,125; all other executive officers, as a group- $79,402.

*10.2	Form of deferral agreement between the Company and outside directors relating to deferral of director fees.

*10.3	Separation Agreement and Release of Claims dated May 7, 2009 between the Company and Robert Zonneveld

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date: May 11, 2009	By	/s/ Timothy W. Newkirk
Timothy W. Newkirk, President and Chief Executive Officer

Date: May 11, 2009	By	/s/ David Harbert
David Harbert Interim Chief Financial Officer