Form 10-K
period 2009-06-30
MGP INGREDIENTS INC
filed 2009-09-11
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-17196

MGP Ingredients, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Kansas	48-0531200
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

100 Commercial Street, Box 130, Atchison, Kansas	66002
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (913) 367-1480

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
NONE

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	NASDAQ Global Select Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to their Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer, “large accelerated filer” and smaller company: in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of common equity held by non-affiliates, computed by reference to the last sales price as reported by NASDAQ on December 31, 2008, was $7,166,898

The number of shares of the registrant’s common stock outstanding as of  August 31, 2009 was 16,598,585

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference:

(1)                                  Portions of the MGP Ingredients, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on October 22,  2009 are incorporated by reference into Part III of this report to the extent set forth herein.

CONTENTS PAGE

i

The calculation of the aggregate market value of the Common Stock held by non-affiliates is based on the assumption that non-affiliates do not include directors or executive officers. Such assumption does not constitute an admission by the Company or any director or executive officer that any director or executive officer is an affiliate of the Company.

ii

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as well as historical information.  All statements, other than statements of historical facts, included in this Annual Report on Form 10-K regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements.  In addition, forward-looking statements are usually identified by or are associated with such words as “intend,” “plan”, “believe,” “estimate,” “expect,” “anticipate,” “hopeful,” “should,” “may,” “will”, “could” and or the negatives of these terms or variations of them or similar terminology.  They reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance.  All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement.  Important factors that could cause actual results to differ materially from our expectations include, among others:  (i) our ability to manage our cash flows,  (ii) our ability to find a strategic alternative for our Pekin facility on a timely basis, (iii) the ability to maintain compliance with all applicable loan agreement covenants, (iv) the availability and cost of grain and fluctuations in energy costs, (v) an increase in interest rates,  (v) disruptions in operations at our Atchison facility, (vii) competitive environment and related market conditions, (viii) our ability to realize operating efficiencies, (ix) the effectiveness of our hedging programs, (x) and actions of governments.  For further information on these and other risks and uncertainties that may affect our business, see Item 1A - Risk Factors

AVAILABLE INFORMATION

We make available through our web site (www.mgpingredients.com) under “Investors — Investor Relations,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission.

iii

PART I

Throughout this document, Dollars are presented in thousands unless otherwise noted.

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

The Company is a fully integrated producer of certain ingredients and distillery products which are derived from wheat flour and corn, respectively, and which are principally produced to serve the packaged goods industry.  The Company  has three reportable segments:  ingredient solutions, distillery products and other.  Our ingredient solutions segment products primarily consist of specialty starches,  specialty proteins, commodity starches and commodity vital wheat gluten.  Mill by-products, consisting primarily of mill feeds or “midds,” have also been included in this segment but have been discontinued with the shutdown of our wheat flour milling operations at the Atchison, Kansas plant in the second quarter of fiscal 2009.  The distillery products segment consists of food grade alcohol, along with a minimal amount of  fuel grade alcohol, commonly known as ethanol, and distillers feed, which are co-products of our distillery operations.  Our other segment products are comprised of resins and plant-based polymers and composites manufactured through the further processing of certain of our proteins and starches and wood.

We purchase corn obtained from or through grain elevators.  We  purchase wheat flour, the principal raw material used in the manufacture of our protein and starch products, from ConAgra Mills.   We process flour with water to extract vital wheat gluten, the basic protein component of flour, which we use primarily to process into specialty wheat proteins that possess increased protein levels and/or enhanced functional characteristics.  Most wheat protein products are dried into powder and sold in packaged or bulk form.  We further process the starch slurry which results after the extraction of the protein component to extract premium wheat starch, a portion of which we sell as commodity starch and a portion of which we further  process into specialty starches, and all of which we dry into powder and sell in packaged or bulk form.  We mix the remaining starch slurry with corn and water and then cook, ferment and distill it into alcohol.  We dry the residue of the distilling operations and sell it as a high protein additive for animal feed.  The principal location at which we make our products as of June 30 2009 is our plant located in Atchison, Kansas. We also operate a facility in Onaga, Kansas for the production of plant-based biopolymers and wood composites, and  have a facility at Pekin, Illinois which we temporarily closed beginning  in the third quarter of fiscal 2009.   We continue to evaluate options for the future of the Pekin facility, where in the past we had produced fuel grade alcohol and food grade alcohol, as well as protein and starch ingredients, principally commodity wheat gluten and commodity wheat starch.  Additionally, our line of textured wheat proteins are produced through a toll manufacturing arrangement at a facility in Kansas City, Kansas,  which we had previously owned and which we sold to Sergeant’s Pet Care Products, Inc. (“Sergeant’s”) on August 21, 2009.

FISCAL 2009 DEVELOPMENTS

In fiscal 2009 we took major steps to focus our activities on the production of value-added ingredient solutions, consisting of specialty, value-added wheat proteins and wheat starches, and high quality beverage and food grade industrial alcohol.  In this regard, we have taken steps to substantially exit commodity vital wheat gluten areas of our business and have curtailed the production of fuel grade alcohol and commodity wheat starch.   As the result of these measures, our workforce was reduced by approximately 55% between the beginning and end of fiscal 2009 through a combination of temporary and permanent lay-offs and early retirements involving both non-union and union personnel, and we incurred $10,282 in non-cash impairment charges, $3,288 in severance and early retirement costs and $5,241 in lease termination and other restructuring costs during the fiscal year ended June 30, 2009.  See Note 9 of our Notes to Consolidated Financial Statements.   Although we currently maintain three

separate facilities, we are concentrating our efforts on optimizing our capabilities for the development, production and commercialization of value-added products, including food grade alcohol, at our Atchison, Kansas location, where we have the technologies and expertise in place to continue building our value-added business.  We agreed with our previous revolving credit lenders that we would either sell our Pekin  plant or secure new financing from another lender.  We secured new financing with Wells Fargo Bank, National Association on July 21, 2009, but we are continuing to explore strategic alternatives for our Pekin, plant, which we have temporarily shut down.  Additionally, we have exited the pet products business with the sale on August 21, 2009 of  our Kansas City facility to Sergeant’s.  The sale included all equipment used for the production and packaging of pet-related products, principally consisting of extruded plant-based resins and finished pet treats. However, we maintain ownership of equipment at this facility that is used for the production of our textured wheat proteins. This equipment is located in a separate section of the facility that we have leased  for a period of three years and will be operated by a subsidiary of Sergeants under a toll manufacturing arrangement.

Recent strategic decisions we have made in connection with our transformation process include the following:

•                  In October 2008 we shut down our Atchison wheat flour mill and began purchasing high quality flour for use as the principal raw material in our protein and starch production processes.  This decision was based on our view that we could no longer produce flour for our own use at costs that were competitive with those of third party producers.  As a result of this decision, we will no longer sell  mill feeds as a by-product of our now discontinued wheat flour milling operations.

•                  In November 2008 we discontinued producing protein and starch at our Pekin facility and consolidated production of value-added protein and starch products at our Atchison facility. These actions were driven by our planned reduction in the manufacturing and sales of commodity vital wheat gluten and significantly curtailed emphasis on the production and commercialization of commodity wheat starch.  Underutilized ingredient solutions segment facilities at both our Pekin and Atchison locations combined with continuing losses in our commodity ingredients areas factored heavily into this decision.  By closing protein and starch production at Pekin, based on a comparison of our fourth quarter fiscal results to fiscal 2008, we estimate that we have reduced the volume of our ingredient solutions business, in terms of sales, by approximately 44% on an annualized basis, Substantially all the decrease in fiscal 2009 relates to our lower margin commodity protein products.

•                  In February 2009, we temporarily discontinued distillery operations at our Pekin facility. We now only produce minimal quantities of fuel grade alcohol as a co-product of our food grade alcohol production at our Atchison facility.  As a result, our production of distillers feed, a principal co-product of our alcohol production process, has  declined. Our decision to temporarily close our Pekin plant resulted from consideration of the following factors:  market economics for fuel grade alcohol continued to erode in fiscal 2009, and selling prices were at or below production costs; incremental ethanol production decisions were made difficult by continued volatility in corn and ethanol prices; and, with current ethanol industry capacity in excess of federal mandates, it has not seemed likely that there will be a return to equilibrium in the ethanol markets in the short-term.  We do not expect the shutdown of Pekin distillery operations to affect our food grade alcohol customers as we are continuing to optimize food grade alcohol production capabilities at Atchison.

•                  At the end of the fiscal year ended June 30, 2008,  management evaluated strategic alternatives with respect to the mixed use facility in Kansas City, Kansas and committed to a plan to sell the assets at this facility.    During the quarter ended December 31, 2008, management, after evaluating new strategic alternatives with respect to our Kansas City Kansas facility, concluded that certain assets related to the production of our Wheatex® line of proteins would be retained.  As stated above, we have since sold this facility, along with our pet products business, to Sergeant’s, but continue to have our textured wheat proteins manufactured there through a toll manufacturing agreement with a Sergeant’s subsidiary.

•                  In the third quarter, we ceased production of our personal care products.

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

BUSINESS STRATEGY

Our strategy is to focus on the development and marketing of wheat-based specialty protein and starch products and high quality food grade alcohol, as well as our plant-based biopolymer and resin products, for use in unique market niches.  As such, we seek to add value to our customers’ major branded packaged goods products by providing product solutions across a range of food, beverage and non-food product applications .

Market trends that we hope to benefit from include health and wellness lifestyle trends in the food area, and growing demand for natural versus synthetic products.  Increased interest in bio-economy initiatives also may create opportunities for us, particularly in regard to our partially and totally degradable biopolymers.

We have existing manufacturing capacity to grow our ingredients business if the market for this business improves further.  We seek to develop a more profitable product mix of higher valued specialty wheat proteins and wheat starches, which is especially critical during times when we face increased wheat costs, such as we encountered during fiscal 2009, fiscal 2008 and, to a lesser degree, in 2007.  We continue to concentrate on growing specific high end, highly functional ingredient solutions for our customers.  We have taken steps to restructure this area of our business to more appropriately align with current production and sales requirements.  These steps have included concentrating our production and marketing efforts on supplying our core base of loyal customers with a more select array of high quality, premium ingredients that address nutritional, sensory and convenience issues and that can help build value while making more efficient use of our existing capacities.  We continue to step up our product innovation and commercialization efforts and have revamped the responsibilities of our technical applications scientists, who now perform a significantly more integral role as solutions providers to our customers.

We continue to maintain a solid presence in the food grade alcohol industry and pursue efforts to maintain highly efficient alcohol production operations.  Since early 2004, the majority of our Atchison distillery’s capacity has been dedicated to the production of high quality, high purity food grade alcohol for beverage and industrial applications. Until our decision to temporarily discontinue distillery operations at our Pekin, Illinois facility in fiscal 2009, the majority of that distillery’s capacity for several years had been dedicated to the production of fuel grade alcohol.  Our fuel grade alcohol business represented approximately 17.2% of our total revenues in fiscal 2009, whereas it represented approximately 33.7% of our total revenues in the preceding fiscal year,   We expect this percentage to continue to decrease, as we determined to reduce our focus on the production of fuel grade alcohol and presently only produce the minimum amount (estimated at 2 million gallons annually) of fuel grade alcohol that is produced as a co-product of our food grade alcohol production at our Atchison distillery.  It is possible that we may have more involvement in the fuel grade alcohol  market in the future, but we are unable to determine whether that will occur at this time.  We are presently exploring our strategic alternatives for our Pekin facility, which include reopening it on a joint venture basis to produce fuel and food grade alcohol, reopening on our own or on a joint venture basis to produce food grade alcohol, selling it or continuing to hold it.  We do not intend to pursue alternatives that significantly expose us to the risks of the fuel alcohol market.

We continued to experience generally favorable conditions in the food grade alcohol market in fiscal 2009, providing our customers with what we believe is among the highest quality, high purity alcohol in the world.  We have been in the food grade alcohol business since the Company’s founding in 1941 and intend to maintain a solid presence in the food grade area.

As stated previously, biopolymers represent an emerging and developing part of our business.  Currently, we have two commercial products in the market. The first product is a bio-based resin in which a large percentage of petroleum-based plastic could be replaced with materials made from renewable sources, specifically wheat starch.  These biopolymers, which serve as bio-based alternatives to traditional plastics, may be utilized in a wide range of products, such as disposable cutlery, cosmetic cases and CD cases.  The second product is a wood-based resin, which compounds wood and biopolymer.  This product is used in the manufacture of deck boarding and other wood applications in which long-term durability is required.  These products are sold directly to producers of finished products. We are also in the process of developing and commercializing a fully bio-based, fully compostable resin.

PRODUCT SALES

The following table shows our sales from continuing operations by each class of similar products during the past three fiscal years ended June 30, 2009, June 30, 2008 and July 1, 2007, as well as such sales as a percent of total sales.

	PRODUCT GROUP SALES Fiscal Year Ended,
	June 30, 2009		June 30, 2008		July 1, 2007
	(thousands of dollars)
	Amount	%	Amount	%	Amount	%
Ingredient Solutions:
Specialty Proteins	$22,313	8.1%	$23,204	5.9%	$19,197	5.2%
Specialty Starches	38,458	13.9%	36,065	9.2%	28,256	7.7%
Vital Wheat Gluten	13,684	5.0%	31,399	8.0%	13,646	3.7%
Commodity Wheat Starch	4,617	1.7%	3,737	1.0%	4,052	1.1%
Mill By-Products	1,061	0.4%	6,589	1.7%	2,640	0.7%
Total Ingredients	$80,133	29.0%	$100,994	25.8%	$67,791	18.4%

Distillery Products:
Food-grade Alcohol	$115,589	41.9%	$113,428	28.9%	$98,409	26.7%
Fuel-grade Alcohol	47,361	17.2%	132,978	33.7%	164,163	44.7%
Distillers Grain and other Co-products	27,912	10.1%	39,332	10.0%	31,821	8.6%
Total Distillery Products	$190,862	69.2%	$285,738	72.6%	$294,393	80.0%

Other Products:	$4,981	1.8%	$6,161	1.6%	$5,810	1.6%
Net Sales	$275,976	100.0%	$392,893	100.0%	$367,994	100.0%

Substantially all of our sales are made directly or through distributors to manufacturers and processors of finished goods.  Sales to our customers purchasing food grade alcohol are made primarily on a spot, monthly, or quarterly basis with some annual contracts, depending on the customer’s needs and market conditions.  Sales of fuel grade ethanol are made on the spot market.  Contracts with distributors may be for multi-year terms with periodic review of pricing.  Contracts with ingredients customers are generally price and term agreements which are fixed for quarterly or six month periods, with very few agreements of twelve months duration or more.  During fiscal 2009, our five largest distillery products customers accounted for 26.2 % of our consolidated revenues. One of these customers, Marathon Petroleum, a fuel ethanol customer,  individually accounted for approximately  10% of our consolidated revenues for fiscal 2009.  Our five largest ingredients products customers combined accounted for 13.7% of our consolidated revenues.

INGREDIENT SOLUTIONS SEGMENT

Our ingredient solutions segment consists primarily of specialty wheat starches, specialty wheat proteins, commodity wheat starch and vital wheat gluten.  Through the second quarter of fiscal 2009, mill feeds, the principal by-product of the flour milling process, was also included in this segment.  With the discontinuation of our wheat milling operations, we have ceased the production and sales of mill feeds. As noted above, we have substantially exited the commodity wheat gluten market and have curtailed the production of commodity wheat starches.

In recent years, our specialty wheat starches and  proteins have accounted for a sizeable share of our total sales in this segment.  This primarily has been due to the following factors: product mix optimization, product innovation through increased research and development, partnering with customers on product development, increased capacity to produce these products and increased marketing efforts that have resulted in greater customer recognition.

Specialty Wheat Starches.  Wheat starch constitutes the carbohydrate-bearing portion of wheat flour.  We produce a pure white premium wheat starch powder by extracting the starch from the starch slurry, substantially free of all impurities and fibers, and then by spray, flash or drum drying the starch.  Premium wheat starch differs from low grade or B wheat starches, which are extracted along with impurities and fibers and are used primarily as a binding agent for industrial applications, such as the manufacture of charcoal briquettes.  We do not produce low grade or B starches because our integrated processing facilities are able to process the slurry remaining after the extraction of premium wheat starch into alcohol and  animal feed.  Premium wheat starch differs from corn starch in its granular structure, color, granular size and name identification.

A substantial portion of our premium wheat starch is altered during processing to produce certain unique specialty wheat starches designed for special applications.  Our strategy is to market our specialty wheat starches in special market niches where the unique characteristics of these starches are better suited to a customer’s requirements for a specific use.  We have developed a number of different specialty wheat starches, and continue to explore the development of additional starch products with the view to increasing sales of value-added specialty starches.  We produce our Fibersym® resistant starch, which has become one of our more popular specialty starches, using a patented technology referred to below under Patents.  We sell our specialty starches on a nationwide basis, primarily to food processors and distributors.  In addition, we sell specialty starches for non-food applications in pet treat applications and in the manufacture of biopolymer products.

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

Our wheat starches compete primarily with corn starch, which dominates the United States starch market.  However, the unique characteristics of wheat starch provide it with a number of advantages over corn and other starches for certain baking and other end uses.  Our principal competitors in the starch market are Cargill Incorporated (primarily corn and tapioca starch), National Starch and Chemical Corporation (corn starch), Manildra Milling Corporation (wheat starch), Penford Corporation (potato starch), Archer-Daniels-Midland Company (wheat and other grain starches) and various European companies.  Competition is based upon price, name, color and differing granular characteristics which affect the food product in which the starch is used.  Specialty wheat starches usually enjoy a price premium over corn starches and low grade wheat starches. Commodity wheat starch price fluctuations generally track the fluctuations in the corn starch market.  As we experienced in fiscal 2009, the specialty wheat starch market usually permits pricing consistent with costs which affect the industry in general, including increased grain costs.  However, this is not always the case; during fiscal 2006 and fiscal 2003, increases in grain and fuel prices outpaced market price increases in the specialty wheat starch market.

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

Specialty Wheat Proteins.  We have developed a number of specialty wheat proteins for food and non-food applications. Specialty wheat proteins are derived from vital wheat gluten through a variety of proprietary processes which change the molecular structure of vital wheat gluten. Wheat proteins for food applications include gliadin, glutenin, and products in the Arise®, Wheatex®, HWG 2009™ and FP™ series.  Our specialty wheat proteins generally compete with other ingredients and modified proteins having similar characteristics, primarily soy proteins and other wheat proteins, with competition being based on factors such as functionality, price and, in the case of food applications, flavor. Our principal competitors in the specialty proteins market are Archer-Daniels-Midland Company (wheat and other grain proteins), The Solae Company (soy), Manildra Milling (gluten and wheat proteins), US Energy (gluten) and various European companies.  Although we are producing a number of our specialty wheat proteins on a commercial basis, some products are in the test marketing or development stage.

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

In prior years, vital wheat gluten has sometimes been a principal ingredients product.  However, we generally have been unable to compete with subsidized imports and now try to limit our production  to quantities needed for further processing of our specialty wheat proteins.

Mill By-Products.  Until October 2008, we operated  a flour mill at the Atchison plant.  The mill’s output of flour was used internally to satisfy a majority of the raw material needed for the production of our starch, protein and vital wheat gluten.  In addition to flour, the wheat milling process generated mill feeds or “midds,” which were then sold to processors of animal feeds as a feed additive.  As noted above, we closed the flour mill in October 2008 and no longer produce mill feeds.

DISTILLERY PRODUCTS SEGMENT

Our Atchison  plant processes corn, mixed with the starch slurry from starch and protein processing operations, into food grade alcohol and distillery co-products consisting of fuel grade alcohol and  distillers feed.

Food grade alcohol consists of beverage alcohol and industrial food-grade alcohol that are distilled to remove impurities.  Fuel grade alcohol, or “ethanol,” is grain alcohol that has been distilled to remove all water to yield 200 proof alcohol suitable for blending with gasoline.  We  have determined to reduce our exposure to the fuel ethanol market, and with the temporary shutdown of our Pekin facility presently only generate  minimal amounts as a co-product of the food grade alcohol production process.

Since the reconstruction in 2004 of our Atchison distillery following an explosion that occurred approximately two years earlier, the majority of the distillery’s capacity has been dedicated to the production of high quality, high purity food grade alcohol for beverage and industrial applications.    The new state-of-the-art equipment that was installed during the reconstruction has resulted in improved alcohol production efficiencies at the Atchison plant.  Conversely, the majority of our capacity at our Pekin, Illinois distillery had historically been dedicated to the production of fuel grade alcohol, although shortly before the shut-down of that plant we had reduced fuel grade production and were making increased quantities of  food grade alcohol at the plant.  Additional efforts to further improve distillery production efficiencies, particularly relating to energy usage, have been initiated through recent capital projects.  During fiscal 2009, we generally operated at full production capacity for our food grade alcohol at the Atchison plant, but experienced underutilization of our fuel grade alcohol capacity at our Pekin plant, which in the third quarter we ultimately determined to close on a temporary basis.

Food Grade Alcohol.  Food grade alcohol sold for beverage applications consists primarily of grain neutral spirits and gin.  Grain neutral spirits are sold in bulk quantities at various proof concentrations to bottlers and rectifiers, which further process the alcohol for sale to consumers under numerous labels.  Our gin is created by redistilling grain neutral spirits together with proprietary customer formulations of botanicals or botanical oils.

We believe that in terms of fiscal 2009 net sales, we are one of the three largest bulk sellers of food grade alcohol in the United States.  Our principal competitors in the beverage alcohol market are Grain Processing Corporation of Muscatine, Iowa and Archer-Daniels-Midland Company of Decatur, Illinois.

Much consolidation in the beverage alcohol industry has occurred at the customer level over the past two decades.  As these consolidations have come about, we have maintained a strong and steady presence in the market due to longstanding relationships with customers and our reputation for producing very high quality, high purity alcohol products.

We market food-grade alcohol which is not sold as beverage alcohol as food-grade industrial alcohol.  We sell food-grade industrial alcohol for use as an ingredient in foods (e.g., vinegar and food flavorings), personal care products (e.g., hair sprays and deodorants), cleaning solutions, biocides, insecticides, fungicides, pharmaceuticals, and a variety of other products.  Although grain alcohol is chemically the same as petroleum-based or synthetic alcohol, certain customers prefer a natural grain-based alcohol.  We sell food-grade industrial alcohol in tank truck or rail car quantities direct to a number of industrial processors.

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

Distillery Co-Products.

Fuel Grade Alcohol.  The bulk of fiscal 2009 sales of alcohol co-products consisted of fuel grade alcohol and distillers feed. Fuel grade alcohol,  which is commonly referred to as ethanol, is sold primarily for blending with gasoline to increase the octane and oxygen levels of the gasoline.  As an octane enhancer, ethanol can serve as a substitute for lead and petroleum-based octane enhancers.  As an oxygenate, ethanol has been used in gasoline to meet certain environmental regulations and laws relating to air quality by reducing carbon monoxide, hydrocarbon particulates and other toxic emissions generated from the burning of gasoline (“toxics”).  Because ethanol is produced from grain, a renewable resource, it also provides a fuel alternative that tends to reduce the country’s dependence on foreign oil.

To encourage the production of ethanol for use in gasoline, the Federal government and various states have enacted tax and other incentives designed to make ethanol competitive with gasoline and gasoline additives.  Under the internal revenue code, and until the end of 2010, gasoline that has been blended with ethanol provides sellers of the blend with certain credits or payments.  Until the end of 2008, these amounted to $0.51 per gallon of ethanol with a proof of 190 or greater that is mixed with the gasoline; during 2009 and 2010, they amount to $0.45 per gallon.  Although these benefits are not directly available to us, they were intended to permit us to sell our ethanol at prices which generally are competitive with less expensive additives and gasoline.

On August 8, 2005, President Bush signed the Energy Policy Act of 2005 (“Energy Act”), a comprehensive energy bill that includes a provision for establishing a renewable fuels standard.  The Energy Act amended the Clean Air Act to provide for the adoption of regulations whose purpose, subject to other provisions of the Energy Act, was to ensure that gasoline sold or introduced into commerce in the continental United States contained on an annual average basis 4.0 billion gallons of renewable fuel commencing in 2006 and increasing incrementally to 7.5 billion gallons in 2012.  These standards were amended by the Energy Independence and Security Act of 2007.   As amended, the Clean Air Act provides for regulations whose purpose is to ensure that transportation fuel sold or introduced into commerce in the continental United States contains on an annual average basis 9.0 billion gallons of renewable fuel commencing in 2008 and increasing incrementally to 36 billion gallons in 2022. Of these amounts, the maximum applicable average volume of conventional ethanol ranges from 10.5 billion gallons in 2009 to 15 billion gallons in 2015 and continuing thereafter to 2022.

State and federal policies promoting cleaner air and state and federal production incentives and tax programs have caused the ethanol industry to grow substantially in recent years.  According to information published by the Renewable Fuels Association, as of June 30, 2009, there were approximately 196 ethanol production facilities in the United States with the combined total production capacity of 12.6 billion gallons.  Of that amount, all but approximately 1.8 billion gallons of available capacity was being utilized as of June 30, 2009.  An additional 1.9 billion gallons of capacity has been under construction.   The majority of fuel ethanol production facilities are located in the Midwestern corn producing states.  The fuel-grade alcohol market is dominated by Poet Biorefining, Archer-Daniels-Midland Company and Valero Energy Corporation, which together account for approximately 26% of the total production capacity.  We compete with other producers of fuel-grade alcohol on the basis of price and delivery service.

Over the past 24 months, there has been  significant volatility in corn and ethanol markets, making incremental ethanol production decisions difficult.  Market economics for fuel ethanol continued to erode in fiscal 2009, and we were experiencing prices below our production costs.  With industry capacity in excess of federal mandates, it did not seem likely that equilibrium would return to the ethanol markets in the short term.  For these reasons, as noted above, we determined to substantially reduce our production of this product and now only produce fuel ethanol as a co-product of our food grade alcohol business.

Distillers Feed.  Distillers feed is principally derived from the residue of corn  from alcohol processing operations.  The residue is dried and sold primarily to processors of animal feeds as a high protein additive.  We compete with other distillers of alcohol as well as a number of other producers of animal food additives in the sale of distillers feed.  During fiscal 2009 and 2008, prices for distillers feed were depressed relative to corn prices as a result of increased fuel alcohol capacity combined with decreased demand in the European Union due to the E.U.’s non-approval of several varieties of genetically modified corn commonly grown in the U.S.

OTHER SEGMENT

Produced from the further processing of certain of our wheat proteins and wheat starches (and other plant sources), our plant-based biopolymers and composites can be used to produce a variety of eco-friendly products, while our plant-based resins have been manufactured for use primarily in pet treat applications.  Our production of the pet-related products  were discontinued with the sale of our pet products business and Kansas City facility in August 2009. However, such sales occurred through fiscal 2009 and, therefore, are included in year-end sales and pre-tax profit/(loss) results in our other segment.  After giving affect to the sale, our principal products in our Other segment consist of our  MGPI Terratek® protein and starch resins. these are our environmentally-friendly biopolymers that can be molded to produce a variety of formed objects. Applications include disposable eating utensils, golf tees, food and feed containers and similar type vessels, as well as non-degradable hard plastic-like products.   We hold a license under U.S. Patent No. 5,321,064 expiring in 2011 that relates to these products.

As previously reported, at the completion of the third quarter of fiscal 2008, we undertook a review of our long-lived assets in our other segment and concluded that an impairment charge on these assets was appropriate.  Our pet business had suffered since we lost a major customer in late 2006.  Subsequent increases in wheat prices, changing consumer preferences and failure to obtain previously anticipated new business led to this decision. Our pet business assets were located at a joint use facility, and in the course of our review we also concluded to write-down all the assets at that facility, including those associated with certain of our Wheatex® textured wheat proteins.  In fiscal 2008, we recorded an $8,100 impairment charge related to these combined assets, of which $4,700 related to assets allocated to our other segment.  For the quarter ended December 31, 2008, we performed another test for impairment of these assets as a result of an appraisal resulting in a further charge of $811.  After considering various alternatives, we ultimately took the strategic step to exit the pet products business with the sale of our Kansas City facility and related equipment in August 2009.

PATENTS

We are involved in a number of patent-related activities.  For at least eight years, we have regularly been filing patent applications to protect a range of inventions made in our expanding research and development efforts, including inventions relating to applications for our products.  Our most significant patents or patent licenses are described below.

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

RESEARCH AND DEVELOPMENT

During the last three fiscal years, we have spent an aggregate of $7,400 on research and development activities, all in the ingredient solutions and other segments, as follows: 2009-$1,400; 2008-$3,200; and 2007- $2,800.

SEASONALITY

Our sales subsequent to 2002 have not been seasonal.

TRANSPORTATION

Our output is transported to customers by truck and rail transportation equipment, most of which is provided by common carriers.  We currently lease 436 rail cars, which may be dispatched on short notice.  When our Pekin plant is in operation, we also have the ability to transport by barge from this site, with barge loading facilities on the Illinois River.

RAW MATERIALS

Our principal raw material is wheat flour, which is processed into our starches and proteins, and corn, which is processed into food grade alcohol, and distillery co-products consisting of fuel grade alcohol, and animal feed.  We purchase corn throughout the year from or through grain elevators.  We provide for our flour requirements through a supply contract with ConAgra Mills.  The agreement became effective in October 2008 and has a term of five years.  It is automatically renewable for an additional term of 5 years unless either party gives at least 180 days written notice of termination. Pricing is based on a formula which varies depending on changes in several factors, including wheat futures prices, mill feed prices and freight costs. Currently we purchase our corn requirements from a single elevator company. Our practice is to only order corn for a month at a time.

Historically, the cost of grain has been subject to substantial fluctuations depending upon a number of factors which affect commodity prices in general, including crop conditions, weather, government programs and purchases by foreign governments.  Such variations in grain prices have had from time to time significant adverse effects on the results of our operations.  This is primarily due to a variety of factors.  Fuel grade alcohol prices, which historically have tracked the cost of gasoline, do not usually adjust to rising grain costs.  It generally has been difficult for us to compensate for increases in grain costs through adjustments in prices charged for our vital wheat gluten due to subsidized European Union wheat gluten, whose artificially low prices are not affected by such costs.

Historically, we have engaged in the forward purchase of grain and in the purchase of commodity futures and options to hedge economic risks associated with fluctuating grain and grain products prices.  During fiscal 2009, we hedged approximately 60.2% of corn processed, compared to approximately 75% in 2008.  Of the wheat that we processed in fiscal 2009, 61.4% was hedged compared to 8.7% in fiscal 2008.  In October 2008, we ceased processing wheat and started purchasing flour from ConAgra. As a result, we only processed wheat for one quarter in fiscal 2009.  Going forward, we intend to purchase commodity futures and options and to contract for the future delivery of grain only to protect margins on contracted alcohol sales.  We intend to contract for the future delivery of flour only to protect margins on expected sales of ingredients products.  See Item 1A — Risk Factors and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Practices — Hedging Activities.  Also see Item 7A - Quantitative and Qualitative Disclosures About Market Risk.

ENERGY

Because energy comprises a major cost of operations, we seek to assure the availability of fuels at competitive prices.

We use natural gas to operate boilers that we use to make steam heat.  We procure natural gas for the Atchison plant in the open market from various suppliers.  We can purchase contracts for the delivery of natural gas in the future or can purchase future contracts on the exchange.  Depending on existing market conditions, at Atchison we have the ability to transport the gas through a gas pipeline owned by a wholly-owned subsidiary.  In Pekin, we have either procured natural gas through Central Illinois Light Company (aka AmerenCILCO) or through other suppliers.  We had a multi-year agreement with AmerenCILCO under which the utility transported natural gas to our Pekin plant on the utility’s pipeline.  This agreement expired by its terms in August 2009.  We have not sought renewal to date due to the temporary shutdown of the Pekin facility.

In order to control energy costs, we have a risk management program whereby, at pre-determined prices, we may purchase a portion of our natural gas requirements for future delivery.

In 1995, we entered into an arrangement with AmerenCILCO and one of its subsidiaries (collectively “CILCO”) with respect to our Pekin, Illinois plant.  Under the arrangement, we have leased a portion of our plant facility to CILCO for a term which, as extended, ends in February 2029.  CILCO constructed a gas fired electric and steam generating facility on ground leased from us and agreed to provide steam heat to the Pekin plant under a related steam heat service agreement pursuant to which we agreed to purchase any requirements for steam heat from CILCO until February 2011.  During fiscal 2009 and prior years, we were required to make adjustable minimum monthly payments over the term of the service agreement, approximately $141, with declining fixed charges for purchases in excess of minimum usage, and were responsible for fuel costs and certain other expenses.  During fiscal 2009, we defaulted on our payment obligations under this agreement, and on July 21, 2009 we entered a restructuring agreement with CILCO whereby we acknowledged combined obligations of  $11,614 to CILCO under the steam agreement, a gas agreement and a delivery service agreement with it.  CILCO agreed to accept payment in accordance with a payment schedule reflected in a note we delivered which provides for the payment in full over a 20 month period.  In addition, CILCO agreed to terminate the steam agreement relating to Pekin facility effective June 30, 2009.  As a result, we will have no future charges under the steam agreement.  We agreed with CILCO that should we reopen our facility in Pekin, we would negotiate a new agreement under which we would be responsible for start up costs of the boiler plant that generated the steam supplied under the steam agreement and ongoing staffing requirements and a new schedule of charges reflective of increased costs of operating and maintaining the boiler plant.  However, neither party will be liable to the other for failure to execute a new agreement, and a failure to do so will not affect our obligations under the note and related agreements we have entered with CILCO.

Our electricity agreement at Pekin is scheduled to expire in September 2009.  Historically, we have negotiated a fixed price agreement with AmerenCILCO as the electricity provider.  Illinois is a deregulated market, which provides us with alternative sources to supply our electrical needs.  We purchase our electrical energy in Atchison from the local utility.

We are currently exploring alternative sources of energy for our Pekin, Illinois plant in the form of a coal-fired steam generation facility.  We have applied for approvals for the construction of a 330,000 pound per hour high pressure solid fuel boiler cogeneration facility at the plant.  The proposed facility will utilize coal as the primary fuel.  The cost of the project is estimated at $90,000 to $100,000.  We are seeking a third party energy provider to fund, own and operate the facility, and would expect to enter a multi-year energy supply agreement with the energy provider.

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

The facility is proposed to be located on a site that we would lease to the provider which is located on the plant’s 49-acre site.  It would be utilized primarily to produce steam to power the plant’s distillery operations.  In addition, a portion of the generated steam would be used to supply the plant’s electrical needs.  Excess energy would be available for sale by the provider to others.

If we determine to retain the Pekin facility and do not pursue a new coal fired boiler, we will need to pursue the acquisition of the existing steam facility from CILCO or provide an alternate steam production source.

EMPLOYEES

As of June 30, 2009, we had a total of 322 employees, of which 219 were active employees and 103 were temporarily laid-off employees.  Of that combined total, 180 (119 active and 61 temporarily laid off) were represented by employees covered by collective bargaining agreements with one labor union.  One agreement, which expires on August 31, 2014, covers 100 active employees at the Atchison Plant.  Another agreement, which expires on October 31, 2011, covers 61 temporarily laid-off employees at the Pekin plant.  A collective bargaining agreement with employees at our Kansas City facility covered 19 active employees and was scheduled to expire on September 25, 2009 prior to our sale of that facility in August 2009. As of July 1, 2008, we had 482 employees.

Although we experienced a brief work stoppage at the Atchison plant from September 27 through October 10 in 2008, we consider our relations with our personnel to generally be good.   Previously, we had not experienced a work stoppage since 1978.

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

We are subject to extensive environmental regulations at the federal, state and local levels.  The regulations include the regulation of water usage, waste water discharge, disposal of hazardous wastes and emissions of volatile organic compounds, nitrogen oxides, sulfur dioxides, particulates and other substances into the air.  Under these regulations, we are required to obtain operating permits and to submit periodic reports to regulating agencies.  For the Atchison, Kansas plant, the air quality is regulated by both the U.S. Environmental Protection Agency (“USEPA”) and the Division of Environment of the Kansas Department of Health and Environment (the “KDHE”).  The KDHE regulates all air emissions.  We also were required to obtain a Class I air operating permit from the KDHE and must obtain KDHE approval to make plant alterations that could modify the emission levels.  The KDHE also regulates the discharge water quality at the Atchison plant.  This includes process water, non-contact water and storm water.  We monitor process water and non-contact water discharge on a daily basis and submit monthly reports to the KDHE documenting the test results from these water discharges.  The USEPA and KDHE also monitor hazardous waste disposal for the Atchison  plant.  We also are required to submit annual reports pursuant to the Kansas and Federal Emergency Planning Community Right-to-Know Acts.  Local officials, such as the local emergency planning committee in the Atchison community, also receive copies of these annual reports.  Presently we are working with the KDHE to renew our National Pollutant Discharge Elimination System (NPDES) permit.  We anticipate that our renewal permit will require us over the next four years to bring our water discharge into compliance with additional temperature, color and toxicity standards.

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

During 1997, the IEPA commenced an action against our Illinois subsidiary with respect to alleged noncompliance of the Pekin Plant with certain air quality regulations.  In 2002, the USEPA began an enforcement initiative relating to air emissions standards, focusing on all ethanol producers in its Midwestern region.  In connection with the USEPA enforcement initiative relating to our Pekin facility, we entered a consent decree and paid a federal penalty of $172.  In connection with the IEPA proceedings, we entered a Stipulation and Proposal for Settlement pursuant to which we made a total payment of $500, including a contribution to a state special project fund.  Both the consent decree and the Stipulation required us to undertake specified compliance activities.  As a result of these proceedings and a desire to make our operations more efficient, we made capital expenditures of $11,100 at the Pekin facility.

In January 2006 we entered a consent agreement with the KDHE resolving past allegations relating to permits, emissions levels and compliance with pollution regulations.  We agreed to pay a civil penalty and to undertake certain modifications to our Atchison facility over two and one-half years, including replacing a dryer, replacing or modifying our boilers and modifying certain emission controls.  We had previously installed the emission-controlled dryer in Atchison that we will use to process distillers feed at an estimated cost of $12,000.  During fiscal 2008 we made additional capital expenditures of $1,823 for new boiler burners and emission controls and made an additional $415 in expenditures during fiscal 2009 for such measures. From September 16, 2008 until February 11, 2009, tests on our feed drying unit indicated that it was not in compliance with the volatile organic compound emission limit established in the consent agreement entered in 2006.  Official compliance testing in February 2009 demonstrated the unit to be in compliance.  The KDHE has discretion under its penalty policy to pursue an enforcement action against the Company for failing to comply with the emission limit.  KDHE has advised management that a penalty is likely for this violation.  Although no amount has been proposed, representatives of the KDHE indicated that the penalty would be “reasonable”.

STRATEGIC RELATIONSHIPS

On July 2, 2007 we acquired a 50% interest in a German joint venture company which will produce and distribute our Wheatex® products in the EU and elsewhere.  If the venture succeeds, the new company may build its own plant in the EU.  We have leased an extruder to the new company for future use and licensed the new company to practice our Wheatex® technology and sell the product in the EU and certain countries that are proximate to the EU.  Production began in the fourth quarter of fiscal 2009.  As of June 30, 2009 our total capital commitment to the joint venture is $750, of which we had contributed $375.

On July 12, 2004, we entered into a business alliance with Cargill, Incorporated for the production and marketing of a new resistant starch called Fibersym® HA that is derived from high amylose corn.  Under this arrangement, Cargill agreed to manufacture Fibersym® HA under U.S.  patent No. 5,855,946, which has been licensed exclusively to us.  The new starch is to be marketed by both companies under the Fibersym® brand name.  We and Cargill are to share profits from sales of the new product.  In connection with the arrangement for the new corn product, we also granted Cargill a royalty bearing sublicense to use the patented process for the life of the patent in the production of tapioca-based starches for use in food products.  We also agreed that if we determined to use the patented process to produce starches derived from other types of corn or to have a third party make product under the patent from other plant sources (other than wheat or potato), we would offer Cargill an opportunity to participate with us.  Cargill has started to market its tapioca-based starch product under the sublicense from us but we have only received nominal royalties to date.  As part of the transactions mentioned above, we licensed Cargill to use the technology disclosed and claimed in certain patent applications relating to uses for the patented resistant starch.

Although we originally hoped to introduce Fibersym®HA starch into the market at the end of 2004, due to litigation brought by National Starch and Chemical Investment Holding Corporation, Penford Australia, Ltd. and Penford Holdings Pty. in November 2004, we put the sale and additional production of the product on hold.  The litigation was resolved in September 2006.  We have engaged in discussions with Cargill about modifying our arrangements with them.

ITEM 1A.  RISK FACTORS

Our business is subject to certain risks and uncertainties.  The following identifies those which we consider to be most important:

RISKS THAT AFFECT OUR BUSINESS AS A WHOLE

Our reduced liquidity could affect our operations.

Due to limitations on amounts available under our former credit agreement, our liquidity during much of fiscal 2009 was not optimal for our needs and we extended certain vendors past normal credit terms.  Although our liquidity has improved and we have reduced our past due trade payables, we will continue to need to take particular care in managing our cash flows and may be unable to take advantage of certain business opportunities that would otherwise be available to us.  For example, our cash flow limitations may restrict our ability to engage in hedging activities. This could result in higher future expenses if raw material and natural gas prices change adversely.   As a result,  our profitability and ability to meet certain financial covenants in our credit facility could be affected.

We have incurred impairment and restructuring losses and may suffer such future losses.

We review long-lived assets for impairment at year end or if events or circumstances indicate that usage may be limited and carrying values may not be recoverable. Should events indicate the assets cannot be used as planned, the realization from alternative uses or disposal is compared to the carrying value. If an impairment loss exists, this estimate is recognized. Considerable judgment is used in these measurements, and a change in the assumptions could result in a different determination of impairment loss and/or the amount of any impairment. See Item 7. Managements’ Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates.

We recognized a non-cash impairment loss of $8,100 at the end of the third quarter of fiscal 2008, of which $4,700 related to the pet treat resin component of our other segment and $3,400 related to ingredient solutions equipment at our related Kansas City, Kansas production facility.  In response to losses incurred during fiscal 2009, we took actions in an effort to return to profitability.  These actions include significant changes to operations at our Atchison and Pekin facilities.  As a result of these actions, we incurred severance and early retirement costs of $3,288, other restructuring costs aggregating $5,241 and impairment charges of $8,931 in the second quarter of fiscal 2009. We recognized an additional $1,351 in impairment charges in the fourth quarter. resulting from the sale of our Kansas City, Kansas facility.  We have not recognized any impairment or restructuring charge as a result of the temporary shut down of our Pekin, Illinois plant and associated lay-off of employees  based on our assumption that we expect to implement a strategic option with respect to this facility within the next year and on our estimates of its fair value.  Management’s estimations are based primarily on third party appraisals and other market information which exceed the $29,000  carrying value of the facility. Such appraisals and other information are based on a number of estimates, which may change. Also, the price realized in an actual transaction may prove to be less than an appraised value.  If we close the facility permanently  and are unable to sell it, we expect to have significant impairment charges. If we sell the facility, we likely will have additional restructuring losses related to our workforce and may have impairment charges depending on the value we derive from the sale.   We also may have further impairment and restructuring losses related to that facility if we elect to reopen it, and such losses may be more likely if we are unable to reopen or implement some other strategic option with respect to this facility on a timely basis.   Such charges could affect our ability to comply with certain financial covenants in our credit facility.

Covenants and other provisions in our credit facility could hinder our ability to operate.  Our failure to comply with covenants in our credit facility could result in the acceleration of the debt extended under such facility, limit our liquidity and trigger other rights.

Our credit agreement with Wells Fargo Bank, National Association contains a number of financial and other covenants, including provisions that require us to meet certain financial tests and that limit or restrict our ability to:

•                  incur additional indebtedness;

•                  pay dividends to stockholders or purchase stock;

•                  make investments;

•                  dispose of assets;

•                  make capital expenditures;

•                  create liens on our assets; or

•                  merge or consolidate.

These covenants may hinder our ability to operate and reduce our profitability, and a breach of any of these covenants or requirements could result in a default under our credit agreement.  Specific covenants require us to meet specified monthly, cumulative net income requirements (aggregating $3.5 million for fiscal year 2010 and $1 million for the first quarter of fiscal 2011), and require us to meet, as of fiscal year end, a minimum debt service coverage ratio ( (a) the sum of (i) funds from operations (net income plus depreciation and amortization, plus or minus increases or decreases in deferred income taxes and LIFO reserves, plus other non-cash items) plus (ii) interest expense minus (iii) unfinanced capital expenditures minus (iv) dividends and distributions paid during the period, divided by (b) the sum of  (i) current maturities of long term debt plus (ii) interest expense) of not less than 1.15 to 1.0. As of June 30, 2009 our debt coverage ratio as calculated under this formula was (8.0) to 1. In addition, our credit agreement permits the lender to modify or reduce the borrowing base. Any modification to reduce our borrowing base would negatively impact our overall liquidity and may require us to take other actions to preserve any remaining liquidity.   Although we anticipate that we will be able to meet the covenants in our new credit agreement, there can be no assurance that we will do so, as there are a number of external factors that affect our operations, such as commodity prices, over which we have little or no control.    If we default on any of our covenants, and if such default is not cured or waived, Wells Fargo, could, among other remedies, terminate its commitment to lend and/or accelerate our debt and declare that such debt is immediately due and payable.  If Wells Fargo were to terminate our credit or materially change our borrowing base, we may not have sufficient funds available to us to operate.  If it were to accelerate our debt, we would be unable to repay such debt immediately and might not be able to borrow sufficient funds to refinance.  Even if new financing is available, it may not be on terms that are acceptable to us.  Acceleration could result in foreclosure on assets that we have pledged to Wells Fargo.  Further, certain of our other secured debt instruments contain cross default provisions, such that an event of default under our credit agreement with Wells Fargo may result in an event of default under these other debt instruments.  If our lenders were to terminate our credit or accelerate our debt, or if Wells Fargo were to materially change our borrowing base, we might not have sufficient funds to operate.

As a result of recent operating losses we have incurred significant debt.

During fiscal 2008 and 2009 we incurred significant operating losses, as a result of which we had to borrow significant amounts under our credit facilities in order to have sufficient cash to operate. Accordingly, our debt service requirements are significant and  the amount of debt we have incurred may have important consequences, including the following:

•     We will have to use a substantial portion of our cash flows from operations to pay principal and  interest on our debt, which will reduce the funds that would otherwise be available to us for our operations, capital expenditures, future business opportunities and dividends; and

•     We will be adversely affected by increases in prevailing interest rates.

Our profitability is affected by the cost of grain and flour that we use in our business, and the availability and cost of such agricultural products are subject to weather and other factors beyond our control.

Grain and flour costs are a significant portion of our costs of goods sold, and historically the cost of such raw materials is subject to substantial fluctuations depending upon a number of factors which affect commodity prices in general and over which we have no control, including crop conditions, weather, government programs and purchases by foreign governments. These fluctuations can be sudden and volatile at times.  As an example, in the fourth quarter of fiscal 2009, the price of a bushel of corn ranged from a low of $3.75 to a high of $4.50.  Such variations in costs have had and are expected to have, from time to time, significant adverse effects on the results of our operations, as we are not always able to keep pace proportionately with price increases due to several factors, such as the terms of sales contracts that limit our ability to raise prices, price competition from substitute products and competition from global competitors with different input commodity prices due to subsidies, tariffs, or other unique advantages.

Our hedging strategy may not protect us from changes in prices of commodities.

Formerly, we engaged in the purchase of commodity and natural gas futures and options and in the forward purchases of grain and natural gas to hedge economic risks associated with fluctuating grain and natural gas prices.  .  We no longer engage in such activities based on expected use of our facilities, and now intend to purchase derivatives and enter contracts for future delivery only to protect margins on contracted alcohol sales and expected ingredients sales.  Our cash flow limitations may restrict our ability to engage in such activities.  Management will attempt to recover higher commodity costs experienced through higher sales prices, but market considerations may not always permit this, and even where prices can be adjusted there would likely be a lag between when we incurred higher commodity or natural gas costs and when we might be able to increase prices.  To the extent we do not enter such derivative contracts or engage in forward purchases and are also unable to timely adjust the prices we charge under sales contracts, we may be adversely impacted by market fluctuations in the cost of grain and natural gas.

Our profitability is affected by the cost of natural gas.

Natural gas is a significant input cost, and comprised approximately 12 percent of our cost of goods sold in fiscal 2009, 18 percent of our costs of goods sold in fiscal 2008 and 15.4 percent of our cost of goods sold in fiscal 2007.  We use natural gas extensively in our operations and the price of natural gas fluctuates, based on anticipated changes in supply and demand, weather and the prices of alternative fuels.  During fiscal 2009 for example, the average quarterly price of natural gas fluctuated from a low of $7.05/MCF to a high of $12.89/MCF.   Historically, prices of natural gas have been higher in the late fall and winter months than during other annual periods.  We are not always able to pass on increases in energy costs to our customers, and margins and profitability have been and could continue to be adversely affected by fluctuations in the price of natural gas.

An interruption of operations at our Atchison facility could negatively affect our business.

Following the cessation of starch operations and the temporary shutdown of distillery operations at our Pekin plant, the bulk of our production activities takes place at our facility in Atchison.  At interruption in or the loss of operations at this facility, or a strike by our unionized employees at this location, could delay or postpone production of our products, which could have a material adverse effect on our business, results of operation and financial condition.

Changes in interest rates may affect our profitability.

Approximately $16.8 million of the our debt outstanding at September 4, 2009 was subject to variable interest rates which move in direct relation to either three month LIBOR or three year U.S. treasury rates, depending on the lender.  Any significant changes in these rates could materially affect our profitability by increasing our borrowing costs.

We may require significant cash flow to make capital expenditures, and our ability to make such expenditures is limited.

Over the course of the next few years we may need to make substantial capital expenditures.  See — Item 1. Business of the Company - Energy and Regulation and Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Cash Flow Information — Investing Cash Flows.  We may require additional long-term financing to meet certain of these requirements, but have not determined the amount, type or source of such financing.  We cannot assure you that we will be able to arrange such financing on favorable terms, if at all. We may require the consent of Wells Fargo Bank to incur new debt and also may require the consent of Wells Fargo Bank to make such expenditures.  Our new credit facility limits our ability to incur debt and the amount of such expenditures which we can make annually. We cannot assure you that we will be able to obtain such consent.

We are subject to extensive regulation, and compliance with existing or future laws and regulations may require us to incur substantial expenditures or require us to make product recalls.

We are subject to a broad range of federal, state, local and foreign laws and regulations intended to protect public health and the environment.  Our operations are also subject to regulation by various federal agencies, including the Alcohol and Tobacco Tax Trade Bureau, the Occupational Safety and Health Administration, the Food and Drug Administration and the Environmental Protection Agency, and by various state and local authorities.  Such regulation covers virtually every aspect of our operations, including production facilities, marketing, pricing, labeling, packaging, advertising, water usage, waste water discharge, disposal of hazardous wastes and emissions and other matters.  Violations of any of these laws and regulations may result in administrative, civil or criminal penalties being levied against us, permit revocation or modification, performance of environmental investigatory or remedial activities, voluntary or involuntary product recalls, or a cease and desist order against operations that are not in compliance.  These laws and regulations may change in the future and we may incur material costs in our efforts to comply with current or future laws and regulations or to affect any product recalls.  These matters may have a material adverse effect on our business.  See Item 1. Business-Regulation where we discuss environmental proceedings in which governmental agencies sought fines from us and required significant capital expenditures.

If we lose certain key personnel, we may not be successful.

We rely on the continued services of key personnel involved in management, product development, sales, manufacturing and distribution, and, in particular, upon the efforts and abilities of our executive management team.  The loss of service of any of the members of our executive management team could have a material adverse effect on our business, financial condition and results of operations.  A loss of our CEO could result in the acceleration of the debt under our new credit facility.  We do not have key personnel life insurance covering any of our employees.

RISKS SPECIFIC TO OUR DISTILLERY PRODUCTS SEGMENT

Volatile corn prices affect our profitability.

A portion of our operating income is dependent on the spreads between alcohol and corn prices.  We intend to protect the margins on our alcohol contracts but may not always be able to do so.  If we are not successful in protecting our margins through hedging activities, volatility in corn prices could affect the profitability of our contracts.

The relationship between the price we pay for corn and the sales prices of our distillery co-products can fluctuate significantly and affect our results of operations.

Dried grain, or distillers feed, and fuel grade ethanol are the principal co-products of our alcohol production process and can contribute in varying degrees to the profitability of our distillery products segment.  We sell fuel grade ethanol, which typically, but not always, tracked price fluctuations in gasoline prices.  Distillers feed is sold for prices which historically have tracked the price of corn.  In fiscal 2009 and 2008, however, the value of these co-products has lagged behind the significant and rapid increase in corn prices.  In regard to distillers feed, we believe that in part this resulted from decreased demand in the European Union due to the E.U.’s non-approval of several varieties of genetically modified corn commonly grown in the U.S. Further, certain of our co-products compete with similar products made from other plant feedstock whose cost may not have risen as corn prices have risen.  As a result, the profitability of these products to us could be affected.

Our cost associated with our Pekin facility may increase.

During fiscal 2009, we determined to reduce our exposure to the fuel grade alcohol markets and temporarily shut down our Pekin plant.  We temporarily laid off our employees and have reduced our costs of maintaining the plant to approximately $200,000 monthly. We are presently exploring our strategic alternatives for our Pekin facility, which include reopening it on a joint venture basis to produce fuel and food grade alcohol, reopening on our own or on a joint venture basis to produce food grade alcohol, selling it or continuing to hold it.   As noted above under “ Risks that Affect our Business as a Whole— We have incurred impairment and restructuring losses and may suffer future such losses”, a permanent shutdown could result in significant impairment charges, and, to a lesser degree, restructuring charges.  Implementing another strategy could also result in such charges, although likely to a lesser degree, if at all.  If we determine to reopen the plant, the longer we wait to do so the more difficulty we will have in rehiring or replacing our skilled workers and the more likely it is that our other start-up costs will increase.

RISKS SPECIFIC TO OUR INGREDIENT SOLUTIONS SEGMENT

Business Strategy Risks

Our business strategy for our ingredient solutions segment includes focusing our efforts on the production of specialty proteins and starches for sale to targeted domestic consumer packaged goods customers.   We have reconfigured our ingredient solutions technology platforms around our customers and the bulk of our research and development is now customer focused. We have narrowed our product lines to drive towards a higher-value product mix.  We also intend to explore opportunities for acquisitions and strategic alliances.  We may need to incur additional indebtedness (which may be long-term), expend cash or use a combination thereof for all or part of the consideration to make acquisitions or be in future joint ventures,  and there can be no assurance that we will have the requisite cash flow or access to funding.  In this regard, our new credit facility restricts our ability to incur new debt and to make investments.

The markets for our protein and starch products are very competitive, and our results could be adversely affected if we do not compete effectively.

The markets for starches and proteins in which we participate are very competitive. Our principal competitors in these markets have substantial financial, marketing, and other resources. In some product categories, we compete not only with other wheat-based products but also with products derived from other sources.  Competition is based on such factors as product innovation, product characteristics, product quality, price, color and name.  If market conditions make our specialty ingredients too expensive for use in consumer goods, our revenues could be affected.  If our large competitors were to decrease their pricing, we could choose to do the same, which could adversely affect our margins and profitability.   If we did not do the same, our revenues could be adversely affected due to the potential loss of sales or market share. Our revenue growth could also be adversely impacted if we are not successful in developing new products for our customers or through new product introductions by our competitors.

RISKS SPECIFIC TO OUR OTHER SEGMENT

Our plant-based biopolymers and wood-based resins may not prove to be profitable.

Plant-based biopolymers and wood- based resins continue to represent an emerging area of our business.   While commercialization of these products has begun, they continue to undergo further research and development as we explore additional enhancements to expand their functionality and use capabilities.  To date, they have not contributed significant revenues or profit.

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

If we fail to meet all applicable continued listing requirements of The NASDAQ Global Market and NASDAQ determines to delist our common stock, the market liquidity and market price of our common stock could decline.

Our common stock is listed on the NASDAQ Global Select Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements. For example, NASDAQ rules require that we maintain a minimum bid price of $1.00 per share for our common stock. Our common stock traded below this minimum bid price requirement for the third quarter and portions of the second and fourth quarters of fiscal 2009. Our stock was not affected because NASDAQ suspended this bid price requirement through July 31, 2009, but the requirement is now in effect.   If our stock price falls below $1.00 in the future or if in the future we fail to meet other requirements for continued listing on the NASDAQ Global Select Market, our common stock could be delisted from The NASDAQ Global Select Market if we are unable to cure the events of noncompliance in a timely or effective manner. If our common stock were threatened with delisting from The NASDAQ Global Market, we may, depending on the circumstances, seek to extend the period for regaining compliance with NASDAQ listing requirements by moving our common stock to the NASDAQ Capital Market.  If our common stock is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-

counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of or to obtain accurate quotations for the price of our common stock, and there would likely also be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

We maintain the following principal plants, warehouses and office facilities:

Location	Purpose	Owned or Leased	Plant Area (in sq. ft.)	Tract Area (in acres)

Atchison, Kansas	Grain processing, distillery, warehousing, and research and quality control laboratories (Distillery Products and Ingredient Solutions)	Owned	494,640	26

	Principal executive office building (Corporate)	Leased	18,000	1

	Technical Innovation Center (Ingredient Solutions)	Leased	19,600	1

Kansas City, Kansas	Specialty proteins. (Ingredient Solutions)	Leased	27,400	N/A

Pekin, Illinois	Distillery, warehousing and quality control laboratories (Distillery Products)	Owned	462,926	49

Onaga, Kansas	Production of plant-based polymers and wood composites (Other)	Owned	23,040	3

Our facilities are generally in good operating condition, and are generally suitable for the business activity conducted therein and have productive capacities sufficient to maintain prior levels of production.  Our Pekin  facility presently is shut-down.   We formerly owned an 83,200 square foot facility in Kansas City, Kansas, but sold it on August 21, 2009.  We are now leasing  a portion of that facility for three years.  We have equipment used for the production of our Wheatex® line of products at this location which is operated by a third party under a toll manufacturing agreement with us.  All of our other  production facilities are owned, and all of our owned  properties are subject to mortgages in favor of one or more of our various lenders.  The executive offices and technical innovation center in Atchison are leased from the City of Atchison, pursuant to an industrial revenue bond financing. Our leasehold interest in these properties is subject to a leasehold mortgage.  We also own or lease transportation equipment and facilities and a gas pipeline described under Business — Transportation and Energy.  Our loan agreements contain covenants that limit our ability to pledge our facilities to others.

ITEM 3.  LEGAL PROCEEDINGS

From September 16, 2008 until February 11, 2009, tests on our feed drying unit indicated that it was not in compliance with the volatile organic compound emission limit established in the Consent Agreement and Final Order (“CAFO”) entered into with the Kansas Department of Health and Environment (“KDHE”) on January 11, 2006.  Official compliance testing in February 2009 demonstrated the unit to be in compliance.  The KDHE has discretion under its penalty policy to pursue an enforcement action against the Company for failing to comply with the emission limit.  Management has provided regular updates to the KDHE on efforts to bring the unit into compliance with the permit.  Although no formal action has been taken, KDHE has advised management that a penalty is likely for this violation. We are unable to predict  the magnitude of any penalty that KDHE may ultimately assess against us;  however, representatives of KDHE have indicated that the penalty would be “reasonable”.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

Our Executive Officers are as follows:

Name	Age	Position

Timothy W. Newkirk	41	President and Chief Executive Officer

Donald G. Coffey, Ph.D.	54	Executive Vice President, Sales and Marketing

Clodualdo “Ody” Maningat, Ph.D.	54	Vice President, Application Technology and Technical Services

Marta L. Myers	49	Corporate Secretary and Executive Assistant to the President

Steven J. Pickman	56	Vice President, Corporate Relations and Marketing Services

David E. Rindom	54	Vice President, Human Resources

Randy M. Schrick	59	Vice President, Engineering

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

Dr. Coffey has served as Executive Vice President of Sales and Marketing since June 2009.  Prior to that, he had been Executive Vice President of the Company’s Ingredient Solutions segment since November 2008.  He joined the company as Vice President of Innovation in July 2007.  He previously spent 22 years in commercialization and research positions with the Dow Chemical Co.  For 12 years beginning in 1985, he worked in the commercial and research operations of the METHOCEL business, a global business unit within Dow’s Special Chemical Group that manufactures cellulose derivatives for a variety of food and non-food applications.  He was later promoted to General Manager of Dow Food Stabilizers with responsibilities for global sales, marketing and research.

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

Mr. Schrick joined the Company in 1973.  He has served as Vice President of Engineering since June 2009 and, prior to that, also served as Corporate Director of Distillery Products Manufacturing since June, 2008.  He previously was Vice President, Manufacturing and Engineering since July 2002.  He served as Vice President - Operations from 1992 until July 2002.  From 1984 to 1992, he served as Vice President and General Manager of the Pekin plant.  From 1982 to 1984, he was the Plant Manager of the Pekin Plant.  Prior to 1982, he was Production Manager at the Atchison plant.  He was a Director of the Company from 1987 to 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

TRADING MARKET

Our Common Stock is traded on the NASDAQ Global Select Market.  Our trading symbol is MGPI.

HISTORICAL STOCK PRICES

The table below reflects the high and low closing prices of our Common Stock for each quarter of fiscal 2009 and 2008:

		Sales Price
		High	Low
2009
	First Quarter	$6.35	$2.84
	Second Quarter	2.91	0.60
	Third Quarter	0.96	0.50
	Fourth Quarter	3.10	0.80
2008:
	First Quarter	$18.10	$10.13
	Second Quarter	10.30	6.13
	Third Quarter	10.28	6.16
	Fourth Quarter	8.10	5.80

Our new credit facility with Wells Fargo Bank, National Association restricts our ability to pay cash dividends or make other distributions with respect to our stock.  We  may pay dividends only if (i) no default under the Credit Agreement has occurred or would occur as a result of the dividend, (ii) we have  had Average Excess Availability of not less than $10,000 for the 60 day period prior to such dividend, (iii) after giving effect to such dividend, we  have Average Excess Availability of not less than $5,000 and (iv) on the date of such dividend, we  have no accounts payable which remain unpaid more than thirty (30) days after the invoice date. “Average Excess Availability” generally means, as of any date of determination by lender, the average of the amount available for borrowing under the new credit facility, assuming, for purposes of calculation, that all accounts payable which remain unpaid more than sixty (60) days after the invoice date thereof as the close of business on such date are treated as additional advances outstanding on such date.

We paid an annual cash dividend of $0.20 per share in October 2006 and semi-annual cash dividends of $0.10 per share in April 2007, $0.15 per share in October 2007 and $0.10 per share in April 2008.  After we are free of restrictions in our credit agreement, any dividends will be paid at the discretion of the Board of Directors, which will consider various factors, including our operating results and cash requirements, in making any decision respecting dividends.

RECORD HOLDERS

At August 31, 2009, there were approximately 693 holders of record of our Common Stock.  We believe that the Common Stock is held by approximately  5,443 beneficial owners.

PURCHASES OF EQUITY SECURITIES BY ISSUER

We did not repurchase any shares of our stock during the three months ended June 30, 2009.

ITEM 6. SELECTED FINANCIAL DATA (Dollars in thousands unless otherwise noted)

Fiscal Year (1) (2) (3)	2009	2008	2007	2006	2005

Income Statement Data:
Net sales	$275,976	$392,893	$367,994	$322,477	$275,177
Total cost of sales	310,078	388,662	320,721	276,498	249,449
Gross profit	(34,102)	4,231	47,273	45,979	25,728

Selling, general and administrative expenses	21,401	24,235	20,319	23,811	19,318
Other operating costs	4,694	—	—	—	—
Write-off of assets	—	1,546	—	—	—
Impairment of long-lived assets	10,282	8,100	—	—	—
Severance and early retirement costs	3,288	—	—	—	—
Other restructuring costs	5,241	—	—	—	—
Income (loss) from operations	(79,008)	(29,650)	26,954	22,168	6,410
Other income, net	112	515	1,490	137	890
Gain on settlement of litigation, net of related expenses	—	7,046	—	—	—
Interest expense	(2,901)	(1,490)	(964)	(1,482)	(1,393)
Equity in loss of unconsolidated subsidiary	(114)	(14)	—	—	—
Income (loss) before income taxes	(81,911)	(23,593)	27,480	20,823	5,907

Provision (benefit) for income taxes	(12,788)	(11,851)	9,914	6,963	2,047
Net income (loss)	$(69,123)	$(11,742)	$17,566	$13,860	$3,860

Basic earnings per common share	$(4.17)	$(0.71)	$1.07	$0.86	$0.24
Cash dividends per common share	$—	$0.25	$0.30	$0.15	$0.15

Weighted average basic common shares outstanding	16,585	16,531	16,428	16,106	15,975

Balance Sheet Data:
Working capital(4)	$31,242	$51,127	$53,371	$51,063	$48,043
Total assets(4)	145,132	223,068	221,121	202,594	188,837
Long-term debt, less current maturities	3,877	1,301	8,940	12,355	16,785
Stockholders’ equity(4)	63,884	136,874	154,778	136,099	120,669
Book value per share	$3.85	$8.28	$9.38	$8.25	$7.32

(1)   Fiscal years 2005 and 2006 started on July 1 and ended on June 30.  On June 8, 2006 the Board of Directors amended the Company’s Bylaws to effect a change in the fiscal year from a fiscal year ending

June 30 to a 52/53 week fiscal year.  As a result of this change, fiscal 2007 ended on July 1, 2007.  On March 6, 2008, the Board of Directors amended the Company’s bylaws to effect a change in the fiscal year so that it would again end on June 30 each year.

(2)   Amounts for the fiscal year 2008 include a write-off of assets of $1,546, a write-down of inventory of $1,300 and a loss on the impairment of assets of $8,100, partially offset by a gain on the settlement of litigation of $7,000 and the removal of a $3,000 state tax valuation allowance ($2,000 net of taxes).  For further discussion, see Notes 8, 9 and10 in Notes to Consolidated Financial Statements set forth in Item 8, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Fiscal 2008 Compared to Fiscal 2007 — Cost of Sales.

(3)   Amounts for the fiscal year 2009 include a non-cash loss on the impairment of assets of $10,282, severance and early retirement costs of $3,288, other restructuring costs of $5,241 and other operating costs related to our currently closed Pekin, Illinois plant of $4,694.  For further discussion, see Notes 9 and 10in Notes to Consolidated Financial Statements set forth in Item 8, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Fiscal 2009 Compared to Fiscal 2008 — Cost of Sales.

(4)   Amounts for working capital, total assets, stockholders’ equity and book value per share for fiscal years 2008, 2007, 2006 and 2005 have been restated to reflect a reclassification of deferred credit from current liabilities to non-current liabilities.  Deferred tax assets related to this credit have likewise been reclassified from current to non-current.  Additionally, amounts for share-based compensation have been reclassified from non-current liabilities to additional paid in capital for the same years.  For additional discussion, see Note 1 in Notes to Consolidated Financial Statements set forth in Item 8.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands unless otherwise noted)

GENERAL

We are a fully integrated producer of certain ingredients and distillery products and have three reportable segments, an ingredient solutions segment, a distillery products segment and an other segment.  As described herein,   we have made significant changes to our operations since June 30, 2008.  In order to improve our operations, we have refocused our business on the production of value added ingredients and distillery products.  We have realigned our production efforts and taken steps to reduce excess inventories.  We have closed our flour mill in Atchison, ceased commodity starch and gluten production at our Pekin plant and taken steps to exit the personal care market and substantially reduce our emphasis on fuel grade alcohol.  We also have temporarily ceased production of food grade alcohol at our Pekin plant. Most recently, we have sold our Kansas City, Kansas facility and related pet treat resin business. As a result of these actions, we will only produce minimal quantities of fuel grade alcohol as a by-product and will no longer sell mill feeds, we expect our production of distiller’s grain to decline and we generally anticipate that revenues in future periods will be lower than historic levels.  We expect to see improved profitability because of these steps. We incurred significant costs to implement these initiatives.  During the year ended June 30, 2009, we have incurred impairment and restructuring costs, aggregating $26,453. Products remaining within the ingredient solutions segment consist of starches, including specialty wheat starch and commodity wheat starch, and proteins, including specialty wheat proteins and commodity wheat gluten.  Commodity wheat starch and commodity wheat gluten are being produced on a limited basis consistent with our new focus on the production of value added ingredients and distillery products.  Distillery products consist of food grade alcohol, including beverage alcohol and industrial alcohol, and distiller’s feed, which is a co-product of our distillery operations. Fuel grade alcohol, commonly known as ethanol, also will be produced solely as a co-product of food grade alcohol. Products in our other segment consist of plant-based resins and biopolymers and wood composites.

Our principal raw materials are corn and flour.  Flour is processed into all of our products, and corn is processed into alcohol and animal feed.  The cost of raw materials is subject to substantial fluctuations depending upon a number of factors which affect commodity prices in general, including crop conditions, weather, government programs and purchases by foreign governments.  During fiscal 2008 and 2009, market prices for grain increased substantially.  The average price for a bushel of corn that we paid in fiscal 2008 increased by 38%, followed by a 9.1% percent increase in fiscal 2009. The average price that we paid per bushel for wheat in fiscal 2008 was approximately 68% higher than fiscal 2007, and until we entered into our flour supply agreement with ConAgra Mills in November 2008 increased 37.0% on average during the first four months of fiscal 2009 compared to the first four months of fiscal 2008.  Prices for corn and wheat sometimes spiked higher than the average for the year.  Our cost of flour continued to be impacted by wheat prices after November, as the monthly average price per bushel of wheat increased 11.5% from November 2009 to June 2009.   Such variations in prices have had from time to time significant adverse effects on the results of our operations, as we are not always able to keep pace proportionately with price increases due to several factors, such as the terms of supply agreements that limited our ability to raise prices, price competition from substitute products and competition from global competitors with different input commodity prices due to subsidies, tariffs, or other unique advantages.  We believe our focus on value-added products will reduce our risk to such price variations as larger profit margins related to such products can absorb higher levels of raw material volatility and as we may more readily seek adjustable price terms in contracts for such products.

In an attempt to minimize the effects of the volatility of raw material costs on operating profits, historically we have taken hedging positions by entering into contracts for future delivery or readily marketable exchange-traded commodity futures and option contracts to reduce the risk of future grain price increases.  We also hedged the purchase price of natural gas used in the distilling process.  We based the positions we took on anticipated production levels.  The effectiveness of such hedging activities was dependent upon, among other things, the cost of corn, wheat and natural gas, as well as our ability to sell sufficient amounts of products to utilize all of the grain subject to futures contracts. We have changed our risk management program, and going forward intend to engage in more limited hedging activities and only purchase derivatives or enter contracts for future delivery in order to protect margins on contracted alcohol sales or expected ingredients sales.   To the extent we do not enter such contracts and are also unable to timely adjust the prices we charge under sales contracts, we may be adversely impacted by market fluctuations in the cost of grain and natural gas.  However, we believe our new program has less risk than our prior program.

We elected to discontinue the use of hedge accounting for all commodity derivative positions effective April 1, 2008.   Since April 1, 2008, we have recorded all changes in the value of derivatives in cost of sales in our Consolidated Statements of Income.  See “Critical Accounting Policies” below.

Energy comprises a major cost of operations, and seasonal increases in natural gas and other utility costs can affect our profitability.  Except for fiscal 2007, in each fiscal year since fiscal 2002, energy costs have been higher than in the previous fiscal year.  We sometimes try to protect ourselves from increased energy costs by entering contracts for future delivery.  In fiscal 2009, we suffered $7,642 in losses from such a contract when we no longer required the gas that we contracted for following our decision to temporarily shut down our Pekin plant.

Substantially all of our sales are made directly or through distributors to manufacturers and processors of finished goods.   Sales to our customers purchasing food grade alcohol are made primarily on a spot, monthly or quarterly basis, with some annual contracts, depending on the customer’s needs and market conditions.  Sales of fuel grade ethanol are made on the spot market.  Contracts with distributors may be for multi-year terms with periodic review of pricing.  Contracts with ingredients customers are generally price and term agreements which are fixed for quarterly or six month periods, with very few agreements of twelve months duration or more.

We have benefited from a United States Department of Agriculture program in effect from June 1, 2001 to May 31, 2003 to support the development and production of value-added wheat proteins and starches.  Current and prior period results reflect the recognition of revenue from this grant.  See Critical Accounting Policies-USDA Grant.

As noted, we have determined to reduce our focus on the production of fuel grade alcohol and presently only produce the minimum amount (estimated at 2 million gallons annually) of fuel grade alcohol that is produced as a co-product of our food grade alcohol at our Atchison distillery.  We are presently exploring our strategic alternatives for our Pekin facility, which include reopening it on a joint venture basis to produce fuel and food grade alcohol, reopening on our own or on a joint venture basis to produce food grade alcohol, selling it or continuing to hold it.  We do not intend to pursue alternatives that significantly expose us to the risks of the fuel grade alcohol market.

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

Hedging Activities.  From time to time, we have entered into readily marketable exchange-traded commodity futures and option contracts to reduce the risk of future grain price increases.  We have changed our risk management program, and going forward intend to only hedge to protect our anticipated margin in contracted alcohol sales and expected ingredients sales.  Derivative instruments related to our hedging program are recorded as either assets or liabilities and are measured at fair market value.  Consistent with application of hedge accounting under Statement of Financial Accounting Standards No. 133 as amended (“SFAS 133”), prior to April 1, 2008 changes in the fair market value of the derivative instruments designated as cash flow hedges were recorded either in current earnings or in other comprehensive income, depending on the nature of the hedged transaction.  Gains or losses recorded in other comprehensive income were reclassified into current earnings in the periods in which the hedged items were consumed.  Any ineffective portion of a hedged transaction was immediately recognized in current earnings.

We elected to discontinue the use of hedge accounting for all commodity derivative positions effective April 1, 2008.  Accordingly, changes in the value of derivatives subsequent to March 31, 2008 have been recorded in cost of sales in our Consolidated Statements of Income.  Additionally, derivative instruments entered into subsequent to March 31, 2008 have not been designated as hedges. The change in the market value of these instruments also has been recorded in cost of sales in our Consolidated Statements of Income.  Regardless of accounting treatment, we believe all commodity hedges are economic hedges.

USDA Grant.  As discussed in Note 1 to the Notes to Consolidated Financial Statements, we received a grant from the United States Department of Agriculture Commodity Credit Corporation totaling approximately $25,600 over the two-year period June 1, 2001 to May 31, 2003.  The funds were awarded for research, marketing, promotional and capital costs related to value-added wheat gluten and starch products.  Of the amount awarded, we allocated approximately $8,100 to operating costs and $17,500 to capital expenditures.  Management has exercised judgment in applying grant proceeds to operating costs and capital expenditures in accordance with the terms of the grant.  Funds applied to current operating costs were considered revenue as those costs were incurred during fiscal years 2002 and 2003.  Funds applied to capital expenditures are being recognized in income over the periods during which applicable projects are depreciated.  Substantially all of the funds applied to capital expenditures will be recognized in this manner over approximately the next three to four years.

Impairment of Long-Lived Assets.  We review long-lived assets, mainly equipment, for impairment at year end or if events or circumstances indicate that usage may be limited and carrying values may not be recoverable.  Should events indicate the assets cannot be used as planned, the realization from alternative uses or disposal is compared to the carrying value.  If an impairment loss is measured, this estimate is recognized.  Considerable judgment is used in these measurements, and a change in the assumptions could result in a different determination of impairment loss and/or the amount of any impairment.  We have recognized a non-cash impairment loss of $10,282 and $8,100 during the years ended June 30, 2009 and 2008, respectively.  We may incur further impairment losses with respect to these assets if the assumptions that we made when we performed our analysis prove to be incorrect or if we determine that we need to change our assumptions.  Further, we have experienced operating losses in both our ingredient solutions and distillery products segment in each of the last two fiscal years. If high commodity prices or other factors result in continuing losses in either of these segments beyond our expectations, we may incur additional impairment losses related to those segments. Further, if we permanently close our Pekin facility and are unable to sell it, or if we sell our Pekin facility for less than its carrying value or are unable to reopen or implement some other strategic option with respect to our facility on a timely basis, we may incur impairment and other charges with respect to that facility.

Defined Benefit Retirement Plan.  We sponsor two funded, noncontributory qualified Defined Benefit Retirement Plans that cover substantially all our union employees.  The benefits under these plans are based upon years of qualified credited service.  Our funding policy is to contribute annually not less than the regulatory minimum and not more than the regulatory maximum amount deductible for income tax purposes.  The measurement and valuation date of the plans is June 30 of each year.  We make various assumptions in valuing the liabilities and benefits under the plan each year.  We consider the rates of return on long-term, high-quality fixed income investments using the Citigroup Pension Liability Index as of June 30, 2009.  Assumptions regarding employee and retiree life expectancy are based upon the RP 2000 Combined Mortality Table.

Other Post-Retirement Benefits.  We also provide certain other post retirement health care and life insurance benefits to certain retired employees.  Currently, the plan covers approximately 363 participants, both active and retired.  We fund the post retirement benefit plans on a pay-as-you-go basis and there are no assets that have been segregated and restricted to provide for post retirement benefits.  We pay claims as they are submitted for the medical plan.  We provide varied levels of benefits to participants depending upon the date of retirement and the location in which the employee worked.  The retiree medical and life plans are available to employees who have attained the age of 62 and rendered the required five years of service.  All health benefit plans provide company-paid continuation of the active medical plan until the retiree reaches age 65.  At age 65, we pay a lump sum advance premium on behalf of the retiree to the MediGap carrier of the retiree’s choice.  The employee retirement date determines which level of benefits is provided.

Prior to the fiscal year ended June 30, 2008, the plan measurement and valuation date was May 31 of each year.  Beginning with the fiscal year ended June 30, 2008, we changed the plan measurement and valuation date to June 30.  In accordance with Statement on Financial Accounting Standard No. 158 Employers Accounting for Defined Benefit Pension and Other Postretirement Plans (as amended) (“SFAS 158”), we have made a $60 adjustment to retained earnings to reflect the adjustment related to adoption of the new measurement date.   We make various assumptions in valuing the liabilities and benefits under the plan each year.  We consider the rates of return on currently available, high-quality fixed income investments, using the Citigroup Pension Liability Index as of June 30.  (Long term rates of return are not considered because the plan has no assets.)  For fiscal 2009, the accumulated post retirement benefit obligation (“APBO”) increased to $8,799 from $7,697 for fiscal 2008.  Assumptions regarding employee and retiree life expectancy are based upon the RP 2000 Combined Mortality Table.  We also consider the effects of expected long term trends in health care costs, which are based upon actual claims experience and other environmental and market factors impacting the cost of health care in the short and long-term.

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

CHANGES IN SEGMENT REPORTING

For the year ended June 30, 2009, we refined our methodology for assessing identifiable earnings (losses) before income taxes for all segments whereby only direct selling, general and administrative costs are allocated to operating segments.  Previously, we had allocated substantially all selling, general and administrative expenses to each operating segment based upon numerous factors and attributes.  All selling, general and administrative expenses not directly attributable to operating segments have been restated within Corporate income (loss) before taxes for the years ended June 30, 2008 and July 1, 2007.  Accordingly, amounts previously disclosed as earnings (loss) before income taxes for these periods have been adjusted to reflect these changes.

DEVELOPMENTS IN THE INGREDIENT SOLUTIONS SEGMENT

In order to become more efficient and effective and to improve our results, we have refocused our business on the production of our value-added products.   We believe the steps we have taken will help enable the Company to return to profitability, be more competitive, and have allowed the Company to obtain financing that will enable the Company to maintain operations.

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

We have substantially exited the commodity wheat gluten business and have curtailed our commodity starch production.  By closing protein and starch production at Pekin, we have reduced the volume of our ingredient solutions business by approximately 44 percent, in terms of annualized sales, based on a comparison of fourth quarter fiscal 2009 sales to fiscal 2008 sales.  Substantially all this decrease in fiscal 2009  relates to our lower margin protein products.  We continue to focus our manufacturing efforts on improving our consistency and capabilities for producing our specialty product lines.  For the year ended June 30, 2009, we have improved our starch recovery percentage in our Atchison facility from approximately 44 percent to 49 percent, which should result in improved margins on both commodity and specialty starches in future periods.

Other developments during the year ended June 30, 2009 included the following:

•      We exited the personal care line of products after fulfilling all obligations with respect to our personal care customers, completing all production and liquidating all remaining inventory.

•      We have implemented an on-line Customer Relationship Management (“CRM”) solution to improve our ability to develop new sales of our product lines.  Our commercialization functions are focused on increasing sales growth of our specialty products to the largest and most innovative food companies in the U.S.

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

We determined to reduce production of fuel grade alcohol and determined to temporarily shut down our Pekin plant.   We do not expect the shutdown of Pekin to affect our food grade alcohol customers as we are continuing to optimize food grade alcohol production capabilities at Atchison. During the years ended June 30, 2009, 2008 and July 1, 2007, we estimate that our fuel grade alcohol sales accounted for approximately 17.2 percent,

33.8 percent and 55.8 percent of our distillery segment revenues. Historically, we have produced substantially all of our food grade alcohol at Atchison and substantially all of our fuel grade alcohol at Pekin.

DEVELOPMENTS IN THE OTHER SEGMENT

At the end of the third quarter of fiscal 2008, we concluded that our pet business assets in the other segment and certain of our ingredient solutions segment assets in a mixed use facility in Kansas City, Kansas at which the Company’s pet treat resins are made were impaired.  At that time, we recorded an impairment charge of $8,100.  During the quarter ended December 31, 2008, based on a recent appraisal, we performed another test for impairment on this equipment, resulting in a further charge of $811.  During the quarter ended June 30, 2009, based upon final negotiations with our buyer, we recorded a final impairment charge of $1,351.

At the end of the fiscal year ended June 30, 2008, the Company’s management evaluated strategic alternatives with respect to the mixed use facility and committed to a plan to sell the assets at this facility.  Buildings and equipment with an adjusted cost basis of $5,600 were reported as current assets as “Assets held for sale” on the Company’s consolidated balance sheet as of June 30, 2008. During the year ended June 30, 2009, after evaluating new strategic alternatives with respect to our Kansas City Kansas facility, we concluded that certain assets related to the production of our Wheatex® line of special proteins would be retained.  Accordingly, assets consisting of manufacturing equipment with a net book value of $2,015 previously reported as current assets in “Assets held for sale”, were reclassified to non-current assets as “Property and equipment, at cost” and “Less: accumulated depreciation.”

On August 21, 2009, we sold our Kansas City, Kansas, facility to Sergeant’s Pet Care Products, Inc. for an initial payment of $3,585, with potential additional payments over the next three years based on Sergeant’s income from sales of our existing products to our existing customers during that period.  Such payments will be 40% of Sergeant’s pet treat income (as defined) in the first year after closing, declining to 10% of such pet treat income in the third year.   The sale to Sergeant’s includes all equipment used for the production and packaging of pet-related products, which principally include extruded plant-based resins and finished pet treats. We will retain ownership of equipment that is used for the production of our Wheatex® textured wheat proteins, which are sold for use in meat extension and vegetarian product applications.  This equipment is located in a separate section of the facility that will be leased to us and will be operated by a subsidiary of Sergeants for a period of three years under a toll manufacturing arrangement.

SEGMENT RESULTS

The following is a summary of revenues and pre-tax income (loss) allocated to each reportable operating segment for the three fiscal years ended June 30, 2009, June 30, 2008 and July 1, 2007 (See Note13  in our Notes to Consolidated Financial Statements in Item 8 for additional information regarding our operating segments.)

(dollars in thousands)	2009	2008	2007

Ingredient Solutions

Net Sales	$80,133	$100,994	$67,791
Pre-Tax Income (Loss)	(6,720)	(7,554)	(252)

Distillery Products

Net Sales	190,862	285,738	294,393
Pre-Tax Income (Loss)	(24,367)	10,501	45,687

Other

Net Sales	4,981	6,161	5,810
Pre-Tax Income (Loss)	40	(3,641)	(2,371)

(i) Non-direct selling, general and administrative, interest expense, investment income and other general miscellaneous expenses are classified as corporate.  In addition, we do not assign or allocate special charges to the Company’s operating segments.  For purposes of comparative analysis, the gain on the settlement of litigation, loss on impairment of long-lived assets, severance and early retirement costs, other restructuring costs, loss on natural gas contract and the write-off of assets recognized for the years ended June 30, 2009 and 2008 have been excluded from our segments.

The following table is a reconciliation between pre-tax income by segment and net income

Income (loss) before income taxes
Ingredient solutions	$(6,720)	$(7,554)	$(242)
Distillery products	(24,367)	10,501	45,687
Other	40	(3,641)	(2,371)
Corporate	(24,411)	(20,299)	(15,594)
Gain on settlement on litigation(1)	—	7,046	—
Impairment of long-lived assets(1)	(10,282)	(8,100)	—
Severance and early retirement costs(1)	(3,288)	—	—
Other restructuring costs(1)	(5,241)	—	—
Unrealized loss on natural gas contract(1)	(7,642)	—	—
Write-off of fixed assets(1)	—	(1,546)	—
Total income (loss) before income taxes	(81,911)	(23,593)	27,480
Provision (benefit) for income taxes	(12,788)	(11,851)	9,914
Net income (loss)	$(69,123)	$(11,742)	$17,566

FISCAL 2009 COMPARED TO FISCAL 2008

GENERAL

Consolidated net losses for the year ended June 30, 2009 increased compared to the year ended June 30, 2008 with a net loss of $69,123 on consolidated sales of $275,976 versus a net loss of $11,742 on consolidated sales of $392,893 for the year ended June 30, 2008.  Restructuring costs related to the impairment of long lived assets, severance and other restructuring of $10,282, $3,288 and $5,241, respectively, were incurred in fiscal 2009.  Additionally, we incurred $7,642 in losses on a natural gas contract for our Pekin, Illinois production facility.  Cost of sales was impacted primarily by the positive impact of the discontinuation of production of certain commodity ingredient products at our Pekin plant as well as the discontinuation of the production of fuel grade alcohol due to unfavorable market conditions, partially offset by higher grain costs.   During the year ended June 30, 2008, we realized a gain on the settlement of litigation, net of related expenses of $7,046. No such gain was realized during fiscal 2009,

INGREDIENT SOLUTIONS

Total ingredient solutions sales revenue for the year ended June 30, 2009 decreased by $20,861, or 20.7 percent, compared to the year ended June 30, 2008.  Revenues for specialty ingredients increased during this period $1,398, or 2.4 percent.  Revenues for specialty starches increased as a result of improved pricing, partially offset by reduced unit sales. Revenues for specialty proteins decreased as a result of lower unit sales partially offset by improved per unit prices.  Revenues for commodity vital wheat gluten for the year ended June 30, 2009 decreased by $17,715, or 56.4 percent, primarily as a result of reduced sales volume resulting from our decision to focus on value-added specialty products rather than commodity products.  Revenues for commodity starch increased $984, or 27.1 percent, as a result of improved sales volume related to inventory reductions of commodity starch consistent with our strategy of focusing on value added starch and protein products as well as improved pricing.  Margins continued to be significantly impacted by increased cost of sales related to increased wheat prices.  As noted above in Developments in the Ingredient Solutions Segment, beginning in the quarter ended December 31, 2008, we entered into a supply contract for flour with ConAgra Mills whereby they are supplying our wheat flour requirements for use in the production of protein and starch ingredients.  As a result, we no longer purchase wheat directly. However, the price we pay ConAgra for flour is a function of the per-bushel cost of wheat and, accordingly, wheat prices continue to directly impact the cost of raw materials for our ingredient solutions segment.

DISTILLERY PRODUCTS

Total distillery products sales revenue for the year ended June 30, 2009 decreased $94,876, or 33.2 percent, compared to the year ended June 30, 2008.  This decrease was due primarily to reduced revenues for fuel grade alcohol of $84,553, or 64.1 percent, as a result of our planned reduction of fuel grade alcohol related to poor market conditions.  Distillery products revenue was also adversely impacted by lower revenues from distiller’s grain .  Due to reduced volumes resulting from planned reductions of fuel grade alcohol, less distiller’s grain is being produced, resulting in lower distiller’s grain sales and revenues.  This decrease in fuel alcohol and distiller’s grain revenue was partially offset by increased revenues related to food grade alcohol of $2,161, or 1.9 percent, over the year ended June 30, 2008. Increases in revenue for food grade alcohol were attributable to improved pricing partially offset by reduced volume.  For the year ended June 30, 2009, margins were impacted by increased cost of sales related to increased corn prices compared to the year ended June 30, 2008.  For the year ended June 30, 2009, the per-bushel cost of corn, before adjustments for the impact of our hedging practices, averaged nearly 9.1 percent higher than the year ended June 30, 2008.

OTHER PRODUCTS

For the year ended June 30, 2009, revenues for other products decreased $1,180, or 19.2 percent as a result of reduced revenues for pet products related to reduced unit sales.  Revenues for plant-based biopolymer products for the year ended June 30, 2009 increased $166 as a result of increased unit sales partially offset by reduced per unit pricing.

SALES

Net sales for the year ended June 30, 2009 decreased $116,917, or 29.76 percent, compared to the year ended June 30, 2008 as a result of decreased sales in all segments.  For the year ended June 30, 2009, decreased revenues in the Ingredient solutions segment were related to reduced revenues for vital wheat gluten and, to a lesser degree, specialty proteins.   Vital wheat gluten revenues declined as a result of our planned reduction referred to under Development in Ingredient Solutions Segment.  Both commodity starch and specialty starch revenues increased as a result of increased sales volumes as well as improved per unit pricing.  Decreased revenues for mill feeds of $5,527 resulted from the cessation of sales of mill feeds as a result of the discontinuation of flour mill operations in Atchison. Decreased sales in the distillery products segment were primarily related to reductions in production and sales of fuel grade alcohol of $84,553 and good grade beverage alcohol of $1,103, partially offset by increased sales of food grade industrial alcohol of $3,264.  Revenues for industrial alcohol increased as a result of improved per unit pricing partially offset by decreased sales volume.

COST OF SALES

For the year ended June 30, 2009, cost of sales decreased $78,584, or 20.2 percent, while sales decreased 29.8 percent compared to the year ended June 30, 2008.  This decrease in cost of sales was primarily the result of the reduced production and sales of fuel grade alcohol and vital wheat gluten.  These factors, which served to reduce cost of sales overall, were partially offset by the impact of higher corn and natural gas costs as well as increased costs of other inputs used in the manufacturing process.  Our higher corn costs were directly the result of higher corn prices experienced during the year ended June 30, 2009 compared to prior years.  For the year ended June 30, 2009, the per-bushel cost of corn, adjusted for the impact of mark to market adjustments on related derivative instruments, was 32.6 percent higher than the year ended June 30, 2008 (the actual price for corn, unadjusted for the effects of hedging, increased 9.1 percent).   For the year ended June 30, 2009, the per million cubic feet (“mcf”) cost of natural gas averaged nearly 17.2 percent higher than the year ended June 30, 2008.  Beginning in the quarter ended December 31, 2008, we ceased purchasing and processing wheat into flour in favor of directly purchasing flour at a lower cost than for what we could manufacture.

With the changes effected at our Pekin plant, commitments for the purchase of natural gas through the remainder of the year ended June 30, 2009 under a single contract for our Pekin plant were in excess of projected consumption.  Accordingly, we settled such commitments for the difference between the prices to which we committed to and the market price of natural gas upon settlement.  We have recorded a charge of $7,642 for the year ended June 30, 2009 to cost of sales for losses realized upon settlement of this contract.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the year ended June 30, 2009 decreased $2,834, or 11.7 percent, compared to the year ended June 30, 2008.  These decreases were primarily the result of changes we made within the organization during the quarter ended December 31, 2008 and referred to in Developments in the Ingredient Solutions Segment and Developments in the Distillery Products Segment resulting in lower administrative headcount and related costs.  These factors, which served to decrease selling, general and administrative expenses, were partially offset by increased expenses associated with maintaining our line of credit (including a commitment fee of $458), increases in other professional fees and increased compensation expenses related to an expansion of our sales force related to our increased focus on the production and sale of specialty value-added ingredients.

OTHER OPERATING COSTS

Other operating costs of $4,694 were incurred for the year ended June 30, 2009.  These costs primarily relate to charges for maintaining facilities while idled.

IMPAIRMENT: LONG LIVED ASSETS

In response to the losses incurred during the first quarter of fiscal 2009, we took actions since the end of the first quarter in an effort to return to profitability.  These actions included significant changes to operations.

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

Distillery Segment.    In November of 2008, we determined to curtail fuel alcohol production at Pekin to approximately 30 million gallons annually until market conditions became more favorable.  Subsequent to December 31, 2008, we determined that we could further adjust our production process at Pekin in a way that permitted us to produce only minor quantities of fuel grade alcohol as a by-product of the production of food grade alcohol and determined to otherwise terminate the production of fuel grade alcohol. Subsequently, we determined to shut down food grade production at the plant for a temporary period. On March 31, 2009, we announced that we were considering our strategic options for the Pekin plant.  We performed an impairment analysis of our other long lived assets and determined no further impairment charges were necessary as a result of these activities.  The remaining net book value of assets at the Pekin facility is approximately $29,000.  After considering our assumption that we expect to implement a strategic option with respect to this facility within the next year and the results of an appraisal for this facility prepared by a third party, management believes the fair value of this facility is in excess of net book value.

Other Segment.    At the end of the third quarter of fiscal 2008, we concluded that our pet business assets in the other segment and certain of our ingredient solutions segment assets in a mixed use facility in Kansas City, Kansas at which our pet treat resins are made were impaired.  At that time, we recorded an impairment charge of $8,100, of which $4,700 related to assets allocated to the Company’s other segment.  During the quarter ended December 31, 2008, management performed another test for impairment of these assets as a result of an appraisal resulting in a further charge of $811.  As part of our closing process for the quarter ended June 30, 2009, we performed an additional impairment test based upon current negotiations for the sale of the Kansas City facility and recorded an additional impairment charge of $1,351.  On August 21, 2009, we completed the sale of our Kansas City, Kansas facility for $3,585.

SEVERANCE AND EARLY RETIREMENT COSTS

In connection with the production changes described above, we also incurred $3,288 in severance related charges associated with early retirements and job eliminations during the second quarter.  These charges have been presented in the Company’s Consolidated Statements of Income as “Severance and early retirement costs.”

OTHER RESTRUCTURING COSTS

In connection with the production changes described above,  in the second quarter we also incurred a $2,185 net loss, which is net of approximately $1,109 in realized gains previously recorded in accumulated other comprehensive income.  In addition, we recognized $2,925 in lease termination costs which we expect to incur with respect to 147 railcars which we formerly used to transport flour and whose leases expire through 2013. We have recognized this expense because we no longer utilize these cars in our business.  Expected payments accrued reflect the net present value of the remaining obligation net of units which are estimated to be returned to the lessor sooner than the lease termination date.  The discount rate used was 7.0 percent and was based on our borrowing costs at December 31, 2008.  Twenty-six of the railcars have been returned to the lessor as of June 30, 2009.  We estimate that the remaining railcars will either be returned to the lessor or assigned to other third parties over the course of four years.

OTHER INCOME, NET

Other income, net, decreased $403, or 78.3 percent, for the year ended June 30, 2009 compared to the year ended June 30, 2008.  These changes were principally attributable to changes in interest capitalized as well as to the effect of certain other non-recurring, non-operating revenue items.  It is our practice to credit other income for capitalized interest.

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

No such settlements were incurred during the quarter or year-to-date periods ended June 30, 2009.

INTEREST EXPENSE

Interest expense for the year ended June 30, 2009 increased $1,411 compared to the year ended June 30, 2008.  These increases were the result of higher balances and higher interest rates on our outstanding line of credit compared to the same periods in the prior year.  These increases were partially offset by reduced balances on our long-term notes payable.

EQUITY IN LOSS OF JOINT VENTURE

On July 17, 2007, we completed a transaction with Crespel and Dieters GmbH & Co. KG for the formation and financing of a joint venture, D.M. Ingredients, GmbH (“DMI”), located in Ibbenburen, Germany.  DMI’s primary operation is the production and tolling of the Wheatex® series of textured wheat proteins made from vital wheat gluten for marketing by MGPI domestically and, through our partner and third parties, internationally.  Currently, the joint venture is utilizing a third party toller in the Netherlands to produce the Wheatex® products.  We own a 50 percent interest in DMI, and account for it using the equity method of accounting.  As of June 30, 2009, we had invested $375 in DMI since July 2007.

For the year ended June 30, 2009, DMI incurred a net loss of $228 related to costs incurred for the initial implementation of operations.  Again, no sales revenue was reported.  As a 50 percent joint venture holder, our equity in this loss was $114.

DMI’s functional currency is the European Union Euro.  Accordingly, changes in the holding value of the Company’s investment in DMI resulting from changes in the exchange rate between the U.S. Dollar and the European Union Euro are recorded in other comprehensive income as a translation adjustment on unconsolidated foreign subsidiary net of deferred taxes.

INCOME TAXES

For the year ended June 30, 2009, we had an income tax benefit of $12,788, resulting in an effective rate of (15.6) percent.  For the year ended June 30, 2008, our income tax benefit was $11,851 for an effective rate of (50.2) percent.

For the year ended June 30, 2009, the effective rate was primarily impacted by the establishment of a valuation allowance against the net deferred tax assets of the company of approximately $20,347.  The net deferred tax assets, as detailed in footnote4 in our Notes to Consolidated Financial Statements, , consist largely of Federal and state net operating loss carryforwards, state credit carryforwards, basis differences in fixed assets and various non-deductible accruals.  Realization of the benefits of these deferred tax assets was deemed to be uncertain, resulting in the recording of a current year valuation allowance. As a result of filing our fiscal 2008 tax return, we have received tax refunds of $9,500.  Based upon our operating results in the current fiscal year, we expect to be eligible to receive federal and state income tax refunds of approximately $5,500 after filing fiscal 2009 year tax returns.  (We have assigned this refund to one of our creditors.)  The expected refunds would exhaust our ability to carry back any further losses under current tax law.

For the year ended June 30, 2009, there was a $929 decrease in our gross uncertain tax positions largely due to certain remediation efforts undertaken by the company and the expiration of the statute of limitations for the June 30, 2005 fiscal year.

NET INCOME

As the result of the factors outlined above, we experienced a net loss of $69,123 in the year ended June 30, 2009, compared to a net loss of $11,742 in the year ended June 30, 2008.

FISCAL 2008 COMPARED TO FISCAL 2007

GENERAL

Although net sales increased by $24,899, from $367,994 in fiscal 2007 to $392,893 in fiscal 2008, consolidated earnings for fiscal 2008 declined by $29,308, from net income of $17,566 in fiscal 2007 to a net loss of $11,742 in fiscal 2008.  The decline was principally due to a decline in the profitability of our distillery products segment resulting from continued higher corn prices coupled with reduced ethanol prices and unit sales.  Losses in the ingredient solutions segment increased over the prior year primarily as a result of the impact of rising wheat costs.  Rising wheat costs also negatively impacted the other segment, consisting primarily of developing business lines for pet product and plant-based biopolymer applications.

During the year ended June 30, 2008, there were several non-recurring events which impacted our results, as set forth below.

•      We realized a net gain on the settlement of our two-year patent infringement and contract litigation of $7,046, net of related professional fees of $954 incurred during fiscal 2008.

•      We reassessed the need for a valuation allowance which previously offset the deferred tax asset related to certain state tax credit carryforwards.  We determined that the valuation allowance was no longer appropriate and therefore removed it, resulting in a net tax benefit of approximately $2,000.

•      We determined that the assets at our Kansas City, Kansas facility exceeded their estimated realizable fair value.  Accordingly, we recorded a non-cash pre-tax charge of $8,100 related to the impairment of these assets, of which $4,700 related to our other segment and $3,400 to our ingredient solutions segment.

•      During the fourth quarter of fiscal 2008, we completed a complete assessment of our property, plant and equipment and concluded that assets with a cost of approximately $30,000 with related accumulated depreciation of approximately $28,500 should be written off.  Accordingly, a related non-cash charge to earnings of $1,500 has been recorded in the fourth quarter of fiscal 2008.

INGREDIENT SOLUTIONS

Total ingredient solutions sales revenue for the year ended June 30, 2008 increased by $33,203, or 49.0 percent, compared to the year ended July 1, 2007.  Revenues for specialty ingredients, consisting of specialty proteins and specialty starches, increased by $12,020, or 25.9 percent, during the year ended June 30, 2008 compared to the year ended July 1, 2007.  Revenues for specialty proteins increased as a result of higher unit sales as well as increased per unit prices.  Revenues for specialty starches rose as the result of improved pricing and unit sales. Revenues for vital wheat gluten, which increased $17,799, or 130.0 percent, were a result of both increased sales volume as well as higher per-unit pricing.    Revenues for commodity starch decreased $315,000, or 7.8 percent, as a result of reduced sales volume, consistent with the implementation of our strategy of continued development and commercialization of our value-added wheat proteins and starches.  This decrease in commodity starch unit sales was partially offset by improved per-unit pricing.   While sales revenue for the ingredient solutions segment improved overall, margins continued to be significantly impacted by increased cost of sales related to record high wheat prices.  The per bushel cost of wheat for the year ended June 30, 2008 increased by 63 percent over the year ended July 1, 2007.

DISTILLERY PRODUCTS

Total distillery products sales revenue for the year ended June 30, 2008 decreased $8,655, or 2.9 percent, compared to the year ended July 1, 2007.  This decrease was due to reduced revenues for fuel grade alcohol of $32,248 due to reduced ethanol prices, reduced production levels in the second and third quarters related to fermentation and other production problems and reduced production levels during the later part of the fourth quarter of fiscal 2008 due to higher corn costs and lower ethanol prices.  Decreases in revenues for fuel grade alcohol were partially offset by increased revenue from food grade alcohol of $15,018 attributable to increased per-unit prices as well as improvements in unit sales.  Distiller’s grain revenue for the year ended June 30, 2008 increased $8,113, or 26.0 percent, over the year ended July 1, 2007 as a result of improved pricing offset partially by reduced unit sales.   In addition to reduced revenues for distillery products for the year ended June 30, 2008, margins were significantly impacted by increased cost of sales related to increased corn prices compared to the year ended July 1, 2007.  For the year ended June 30, 2008, the per-bushel cost of corn, adjusted for the impact of our hedging practices, was 23 percent higher than the year ended July 1, 2007.   These increased costs, coupled with reduced revenues, yielded a substantially reduced profit for the segment.

OTHER PRODUCTS

For the year ended June 30, 2008, revenues for other products, consisting primarily of pet treats and plant-based biopolymers, increased $351, or 6.0 percent, compared to the year ended July 1, 2007, primarily as a result of increased unit sales and improved per-unit prices for biopolymer products, partially offset by reduced unit sales of pet treat products.  Selling prices for pet treat products improved over the year ended July 1, 2007.

SALES

Net sales for the year ended June 30, 2008 increased $24,899, or 6.8 percent, compared to the year ended July 1, 2007 as a result of increased sales in the ingredient solutions segment related to improvements in unit sales as well as overall improvements in pricing for both commodity and specialty products.  These increases were partially offset by reduced revenues in the distillery products segment resulting principally from reduced per unit prices and unit sales for fuel grade alcohol.  For fuel grade alcohol, the per-unit price declined 3.0 percent while unit sales declined over 17.2 percent.  Per unit prices for food grade alcohol improved approximately 6.3 percent during the year while unit sales improved approximately 8.1 percent.  Revenues for distillers feed improved as a result of increased per-unit pricing.  Net sales for our other segment increased $351 for the reasons stated above.

COST OF SALES

For the year ended June 30, 2008, cost of sales rose $67,941 (21.2 percent) compared to the year ended July 1, 2007.  This increase was primarily the result of higher grain costs and higher costs of other inputs used in the manufacturing process combined with the impact of changes in production rates.  For the year ended June 30, 2008, the per-bushel cost of corn, adjusted for the impact of our hedging practices, was 23.0 percent higher than the year ended July 1, 2007 (the actual price for corn, unadjusted for the effects of hedging, increased 38.0 percent).   For the year ended June 30, 2008, the per-bushel cost of wheat averaged 63.0 percent higher than the year ended July 1, 2007, while the average cost for natural gas rose 14.8 percent.

During the year ended June 30, 2008, we identified a portion of our inventory that we felt was either outdated or in need of additional processing to meet necessary quality standards, resulting in a charge to earnings of $1,300.

Included within the cost of sales for the year ended June 30, 2008 were mark-to-market adjustments on undesignated derivative instruments outstanding at June 30, 2008 resulting in a reduction to cost of sales expense of $838.

As described in Note 1 of our Notes to Condensed Consolidated Financial Statements, incorporated herein by reference, effective April 1, 2008, we elected to discontinue the use of hedge accounting for all commodity derivative positions.  Accordingly, changes in the value of all derivatives subsequent to March 31, 2008 were recorded in cost of sales in the Company’s Consolidated Statements of Income.  As of June 30, 2008, a mark-to-market adjustment of $3,593 (or $2,149, net of tax of $1,444) was included in accumulated other comprehensive income related to previously designated derivatives.  This amount was recognized during the year ended June 30, 2009.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the year ended June 30, 2008 increased by $3,916 to $24,235 from $20,319  for the year ended July 1, 2007.  In the year ended June 30, 2008, we incurred increased costs related to the implementation of certain information technology and communication systems, increased employee health care benefits costs as well as increased occupancy costs, including depreciation, related to our new administrative offices and technology center.  We also incurred increased costs related to legal, accounting and other professional fees and increased compensation expense related to higher administrative level staffing as well as higher research and development staffing.  These factors, which contributed to increased selling, general and administrative expenses, were partially offset by lower compensation costs related to the Company’s management incentive programs.

We adjusted our selling, general and administrative expenses for the year ended June 30, 2008 for a reduction of $954 to reclassify first and second quarter legal and professional expenses related to the gain on settlement of litigation from selling, general and administrative to the gain on settlement of litigation.

WRITE-OFF OF ASSETS

During the quarter ended June 30, 2008, in connection with the preparation of our financial statements for the year ended June 30, 2008, we undertook a review of our property, plant and equipment records in order to identify assets that were no longer in service or had been abandoned in place.  The focus of this review was identifying assets that were fully depreciated to determine the propriety of continued inclusion within the property, plant and equipment records.  In performing our review, we considered such factors as salvage values, current asset implementation and potential future asset implementation.   Upon completion of our review, we noted assets with a cost of approximately $30,000 and related accumulated depreciation of approximately $28,500 that had been abandoned or were no longer in active service.  Accordingly, we recorded a charge to operating earnings of $1,500 for the year ended June 30, 2008.

LOSS ON IMPAIRMENT OF LONG-LIVED ASSETS

In connection with the preparation of our financial statements for the quarter ended March 31, 2008, we undertook a review of our long-lived assets contained within our other and ingredient solutions segments in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).  The review took into account the impact of the rising trend of commodity prices on existing contracts and consumer preferences, anticipated sales to existing customers, the failure of anticipated business to develop, recent decisions to cease R&D activities on pet treats and reduce staffing in the pet treat area and plans to shift production of certain texturized wheat proteins to third parties.  Based upon this review, management estimated that the carrying value of the assets comprising its Kansas City manufacturing facility (“KCIT facility”) exceeded the estimated realizable fair value of these assets.  In accordance with SFAS No. 144, we recorded a non-cash pre-tax charge of $8,100 at the end of the third quarter related to the impairment of these assets.  Of this amount, $4,700 relates to assets allocated to our other segment and $3,400 relates to assets allocated to our ingredient solutions segment.

OTHER INCOME, NET

Other income net, for the year ended June 30, 2008, decreased $975 compared to the year ended July 1, 2007.  This decrease was primarily related to changes in interest capitalized as well as the effect of certain other non-recurring, non-operating revenue items.  It is our practice to credit other income for interest incurred that is capitalized.

EQUITY IN LOSS OF JOINT VENTURE

For the year ended June 30, 2008, our German joint venture company, DMI, incurred a net loss of $28 related to costs incurred for the initial implementation of operations.  No sales revenue was reported.  As a 50 percent joint venture holder, our equity in this loss was $14.

DMI’s functional currency is the European Union Euro.  Accordingly, changes in the holding value of the Company’s investment in DMI resulting from changes in the exchange rate between the U.S. Dollar and the European Union Euro are recorded in other comprehensive income as a translation adjustment on unconsolidated foreign subsidiary net of deferred taxes.

GAIN ON SETTLEMENT OF LITIGATION

On December 27, 2007, we settled a two-year patent infringement and contract litigation.  Under the terms of the settlement, we agreed to dismiss our lawsuit with prejudice and were paid $8,000, which we received on December 28, 2007.  In connection with the settlement, we also granted the other parties in the lawsuit a non-exclusive license under our U.S. Patent No. 5,665,152. During fiscal 2008, we incurred professional fees of $954, related to this litigation.  This amount has been netted against the gross proceeds for a net amount of $7,046 We have recorded the settlement as a separate line item below income from operations.  We used the proceeds from the settlement to reduce the amount outstanding under our line of credit.

INTEREST EXPENSE

Interest expense for the year ended June 30, 2008 increased $526 compared to the year ended July 1, 2007.  These increases were the result of higher balances on our outstanding line of credit compared to the same periods in the prior year.  These increases were partially offset by reduced balances on our long-term notes payable.

INCOME TAXES

For the year ended June 30, 2008, our income tax benefit was $11,851 for an effective rate of (50.2) percent compared to a provision of $9,914 for the year ended July 1, 2007 for an effective rate of 36.1 percent.  Excluding certain one-time discrete items applicable to this year, our effective rate was 42.2 percent.

As of the close of the second quarter of fiscal 2008, we had approximately $3,000 in unused Kansas State Income Tax Credits (“tax credits”) related to capital investments we have made at our Atchison, Kansas facility.  During the quarter, management reassessed the need for a valuation allowance which previously offset the deferred tax asset related to the credit carryforwards.  It was determined that the valuation allowance was no longer appropriate and it was therefore removed, resulting in a new tax benefit for the year ended June 30, 2008 of approximately $2,000.  In making this determination, we considered whether it was more likely than not that we would be able to continue meeting wage base and training requirements in an annual recertification process.  We also considered whether it was more likely than not that we would have sufficient taxable income to utilize the carryforwards. Based on our analysis as of December 31, 2007, we concluded that it was more likely than not that the credits would be available to us.  The tax credit carryforwards will expire as follows: $1,700 generated in fiscal year 2005 will expire in fiscal year 2014 and $1,300 generated in fiscal year 2006 will expire in fiscal year 2015.

NET INCOME

As the result of the foregoing factors, we experienced a net loss of $11,742 for the year ended June 30, 2008 compared to net income of $17,566 for the year ended July 1, 2007.

QUARTERLY FINANCIAL INFORMATION

Our sales have not been seasonal during fiscal years 2009 and 2008. The table below shows quarterly information for each of the years ended June 30, 2009 and 2008.

Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
(dollars in thousands, except per share amounts)

Fiscal 2009(2)(3)(4)
Sales:	$99,020	$73,242	$54,562	$49,152	$275,976
Gross profit	(16,687)	(23,648)	91	6,142	(34,102)
Net loss	(17,243)	(42,716)	(6,248)	(2,916)	(69,123)
Earnings per share (diluted)(1)	$(1.04)	$(2.58)	$(0.38)	$(0.18)	$(4.17)

Fiscal 2008(5)(6)(7)
Sales:	$87,977	$93,995	$106,694	$104,227	$392,893
Gross profit	5,860	3,196	3,740	(8,565)	4,231
Net income (loss)	(353)	5,229	(6,629)	(9,989)	(11,742)
Earnings per share (diluted)	$(0.02)	$0.31	$(0.40)	$(0.60)	$(0.71)

(1)  Earnings per share per quarter does not sum to total earnings per share for fiscal 2009 due to rounding.

(2)  Net loss for the second quarter of fiscal 2009 includes a loss on a natural gas contract of $5,447, loss on impairment of assets of $8,931, severance and early retirement costs of $3,288 and other restructuring costs of $5,241.

(3)  Net loss for the third quarter of fiscal 2009 includes a loss on a natural gas contract of $2,106.

(4)  Net loss for the fourth quarter of fiscal 2009 includes a loss on a natural gas contract of $89 and a loss on impairment of assets of $1,351.

(5)  Net income for the second quarter of fiscal 2008 includes a gain on the settlement of litigation of $7,046.

(6)  Net loss for the third quarter of fiscal 2008 includes a loss on impairment of assets of $8,100.

(7)  Net loss for the fourth quarter of fiscal 2008 includes a loss on write-off of assets of $1,546.

LIQUIDITY AND CAPITAL RESOURCES

Our principal uses of cash are for the cost of raw materials and energy used in our production processes, salaries, debt service obligations on our borrowings and capital expenditures.  Our principal sources of cash are revenues from the products we make and our revolving credit facility.  We expect our sources of cash to be adequate to provide for our needs in fiscal 2009.

On August 25, 2009, the Company was required to make a deposit of approximately $1,600 to its surety bond carrier.  This deposit secured the Company’s obligations under surety bonds maintained to meet regulatory requirements for distillery operations.  Funds for this deposit were borrowed under the terms of the New Credit Agreement.  Also in August, the Company received $325 as a deposit refund from a vendor.

The following table is presented as a measure of our liquidity and financial condition as of June 30, 2009 and 2008: (Dollars in thousands)

	2009	2008
Cash and cash equivalents	$178	$—
Working capital	31,242	51,127
Amounts available under lines of credit	4,190	17,000
Credit facility, notes payable and long-term debt	33,337	33,493
Stockholders’ equity	63,884	136,874

Certain components of our liquidity and financial results for the years ended June 30, 2009, June 30, 2008 and July 1, 2007 were as follows: (Dollars in thousands)

	2009	2008	2007

Depreciation and amortization	$11,946	$15,172	$14,467
Capital expenditures	2,069	7,432	23,188
EBITDA	$(67,064)	$(6,931)	$42,911

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

The following table sets forth a reconciliation of net income to EBITDA for the years ended June 30, 2009, June 30, 2008 and July 1, 2007 (Dollars in thousands):

	2009	2008	2007

Net income (loss)	$(69,123)	$(11,742)	$17,566
Provision (benefit) for income taxes	(12,788)	(11,851)	9,914
Interest expense	2,901	1,490	964
Depreciation	11,946	15,172	14,467
EBITDA	$(67,064)	$(6,931)	$42,911

The following table sets forth a reconciliation of EBITDA to cash flows from operations for the years ended June 30, 2009, June 30, 2008 and July 1, 2007 (Dollars in thousands):

Fiscal year ended	June 30, 2009	June 30, 2008	July 1, 2007

EBITDA	$(67,064)	$(6,931)	$42,911
Benefit (provision) for income taxes	12,788	11,851	(9,914)
Interest expense	(2,901)	(1,490)	(964)
Non-cash charges against (credits to) net income:
Deferred income taxes	(7,217)	(4,569)	234
Loss (gain) on sale of assets	(285)	5	(103)
Loss on impairment of assets	10,282	8,100	—
Fixed asset write-off	—	1,546	—
Equity in loss of unconsolidated subsidiary	114	14	—

Changes in accounts receivable	15,684	211	(2,101)
Changes in inventory	42,456	(16,478)	(12,216)
Changes in other operating assets and liabilities	(699)	2,391	(3,108)
Cash flow from operations	$3,158	$(5,350)	$14,739

CASH FLOW INFORMATION

Summary cash flow information follows for the years ended June 30, 2009, June 30, 2008 and July 1, 2007, respectively: (Dollars in thousands)

	2009	2008	2007
Cash flows provided by (used for)
Operating activities	$3,158	$(5,350)	$14,739
Investing activities	(1,325)	(7,955)	(23,001)
Financing activities	(1,655)	9,405	(2,333)
Increase (decrease) in cash and cash equivalents	178	(3,900)	(10,595)
Cash and cash equivalents at beginning of year	—	3,900	14,495
Cash and cash equivalents at end of year	$178	$—	$3,900

During the year ended June 30, 2009, our consolidated cash increased $178 compared to a decrease of $3,900 during the year ended June 30, 2008.  Operating cash flow improved over the year ended June 30, 2008 primarily as a result of reductions in inventory as well as reductions in accounts receivable related to reduced operating and production levels throughout the year ended June 30, 2009. These factors, which served to increase operating cash, were significantly offset by reduced cash flow resulting from an increase in net loss from $11,742 for the year ended June 30, 2008 to a net loss of $69,123 for the year ended June 30, 2009.  As a direct result of our borrowing limitations, cash outflows related to capital expenditures during the year ended June 30, 2009 were reduced compared to the year ended June 30, 2008.  Net proceeds from our line of credit as well as proceeds from other various term notes of $7,350 provided a source of cash.

During the fiscal year ended June 30, 2008, our consolidated cash decreased $3,900 compared to a decrease of $10,595 during the year ended July 1, 2007.  The 2008 fiscal year’s decrease was primarily a result of reduced operating cash flow resulting from an increase in inventory carrying costs, increased refundable income taxes, and reduced net income from $17,566 to ($11,742).  The impact of reduced operating cash flow was partially offset by reduced cash outflows related to capital expenditures during the year ended June 30, 2008 compared to the year ended July 1, 2007.

Operating Cash Flows.  Summary operating cash flow information for the years ended June 30, 2009, June 30, 2008 and July 1, 2007, respectively is as follows: (Dollars in thousands):

	2009	2008	2007
Net income	$(69,123)	$(11,742)	$17,566
Depreciation	11,946	15,172	14,467
Loss (gain) on sale of assets	(285)	5	(103)
Write-off of assets	—	1,546	—
Loss on impairment of assets	10,282	8,100	—
Deferred income taxes	(7,217)	(4,569)	234
Equity in loss of unconsolidated subsidiary	114	14	—
Changes in:
Restricted cash	(200)	3,333	(1,045)
Accounts receivable	15,684	211	(2,101)
Inventory	42,456	(16,478)	(12,216)
Prepaid expenses	(1,130)	95	61
Accounts payable	(611)	7,056	4,024
Accrued expenses	(694)	(1,187)	(1,563)
Deferred credit	(846)	(1,412)	(1,317)
Income taxes payable/receivable	2,525	(8,206)	(4,574)
Other non-current liabilities	2,516	2,824	1,306
Gains previously deferred in other comprehensive income	(2,149)	—	—
Other	(110)	(112)	—
Net cash provided by operating activities	$3,158	$(5,350)	$14,739

Cash flow from operations for the year ended June 30, 2009 increased $8,508 to $3,158 from $(5,350) for the year ended June 30, 2008.  This increase in operating cash flow was the result of the following:

•      For the year ended June 30, 2009, we reduced inventory consistent with our strategy of exiting unprofitable product lines and focusing on value added protein, starch and alcohol products.  This reduction in inventory yielded positive operating cash flow of $42,456 compared to increases in inventory in the prior year yielding negative operating cash flow of $16,478;

•      For the year ended June 30, 2009, accounts receivable declined, generating positive operating cash flow of $15,684 compared to $211 during the year ended June 30, 2008;

•      An adjustment to net loss for a non-cash charge of $10,282 for asset impairment; and

•      An adjustment to net loss for an increase in other non-current liabilities of $2,516.

These factors, which served to improve operating cash flow were partially offset by the following:

•      An increase in net loss of $57,381, from a net loss of $11,742 during the year ended June 30 2008 to $69,123 in the year ended June 30, 2009;

•      A change in restricted cash yielding negative operating cash flow of $200 compared to positive operating cash flow of $3,333 during the year ended June 30, 2008 related to restricted cash;

•      Changes in prepaid expenses yielding negative operating cash flow of $1,130 compared to positive operating cash flow related to prepaid expenses of $95 for the year ended June 30, 2008;

•      An adjustment to net loss for non-cash gains recognized in the year ended June 30, 2009 of $2,149; and

•      Adjustments to accounts payable, accrued expenses as well as deferred credits which also served to reduce operating cash flow.

Cash flow from operations for the year ended June 30, 2008 decreased $20,089 to ($5,350) from $14,739 for the year ended July 1, 2007.  This decline in operating cash flow was primarily related to the following:

•      A reduction in net income of $29,308 from $17,566 for the year ended July 1, 2007 to a net loss $11,742 for the year ended June 30, 2008.

•      Cash outflow for inventories of $16,478 for the year ended June 30, 2008 compared to $12,216 for the year ended July 1, 2007.  (Total inventory changed by $21,025 of which $4,547 represents a non-cash change as a result of mark-to-market adjustments to our derivative instrument values.)

•      Inventory for the year ended June 30, 2008 increased by $21,025.

•      Of this increase, $3,238 was related to higher raw material inventories, which increased by $7,357 due to higher prices offset by a $4,119 reduction resulting from lower volume;

•      $11,832 was related to higher finished goods inventories, which increased $5,566 due to increased costs and $6,266 due to higher volumes;

•      $5,955 was related to changes in other inventory items consisting of maintenance and packaging materials as well as investments in derivative instruments; and

•      $4,547 resulted from non-cash mark-to-market adjustments to our derivative values.

•      Adjustments to net loss related to increases in refundable income taxes as well as deferred taxes also served to reduce operating cash flow.

These factors, which served to reduce operating cash flow, were partially offset by a non-cash adjustment to net loss for the loss on impairment of assets of $8,100 and a non-cash write-off of assets of $1,546.  Additionally, operating cash flow was impacted by the timing of cash receipts and disbursements resulting in a decrease in accounts receivable and an increase in accounts payable.

Investing Cash Flows.  Net investing cash outflow for the year ended June 30, 2009 was $1,325 compared to $7,955 for the year ended June 30, 2008 for a net decrease of $6,630 in investing cash outflows.  For the year ended June 30, 2009, we invested $2,069 in capital expenditures related to our property, plant and equipment compared to $7,432 in the year ended June 30, 2008.  Capital expenditures in the year ended June 30, 2009, while significantly lower than the year ended June 30, 2008, primarily reflect routine and sustaining capital projects.  Cash outflow related to investment in property, plant and equipment for the year ended June 30, 2009 was partially offset by the net proceeds from the disposition and sale of equipment of $744, the most significant of which was the sale a corporate aircraft rendering net proceeds of approximately $447.

Net investing cash outflow for the year ended June 30, 2008 was $7,955 compared to $23,001 for the year ended July 1, 2007 for a net decrease of $15,046 in investing cash outflows.  During the year ended June 30, 2008, we invested $7,432 in capital expenditures related to our property, plant and equipment.  Additionally, during fiscal 2008, we invested $375 in DMI GmbH, our foreign joint venture.  During the year ended July 1, 2007, we made investments of $23,188 in capital expenditures, including expenditures related to distillery upgrading at our Atchison plant, the acquisition of feed dryers at our Pekin, Illinois plant, injection molding and packaging equipment at our Kansas City, Kansas facility, equipment to improve the efficiency of our alcohol production facilities at Pekin as well as construction costs related to our new corporate headquarters and technology center in Atchison.  Capital expenditures in the year ended June 30, 2008, while significantly lower than fiscal 2007, primarily reflect routine and sustaining capital projects.

Financing Cash Flows.  Net financing cash outflow for the year ended June 30, 2009 was $1,655 compared to net financing cash inflow of $9,405 for the year ended June 30, 2008 for a net decrease in cash flow of $11,060.  For the year ended June 30, 2009, advances on long-term debt consisted primarily of (a) $2,000 from the Cloud L. Cray Jr. Trust; (b) $1,500 from the Union State Bank – Bank of Atchison; (c) $2,768 from Exchange National Bank and Trust Co. of Atchison; (d) other financing of approximately $1,000.  We made principal payments on long-term debt of $3,776.  Additionally, for the year ended June 30, 2009 we made net principal payments on our operating line of credit of $5,167.

Net financing cash inflow for the year ended June 30, 2008 was $9,405 compared to net financing cash outflow of $2,333 for the year ended July 1, 2007 for a net increase in cash flow of $11,738.  During the year ended June 30, 2008, we had net proceeds of $16,000 under our operating line of credit.  Additionally, we received loan proceeds of $1,600 for the purchase of a corporate business aircraft during the fourth quarter of fiscal 2008.  During the year ended June 30, 2008, we made principal payments on long-term debt of $4,198 and paid dividends of $4,233.  During the year ended July 1, 2007, we purchased 80,500 shares of our common stock at an average price of $24.09 per share for a total of $1,900 in connection with tax elections made by participants in our option and restricted stock plans.  No such transactions occurred in the year ended June 30, 2008.  Proceeds from stock plans decreased significantly to $236 from $1,904 in fiscal 2007 due to a reduced number of stock options being exercised during fiscal 2008.

CAPITAL EXPENDITURES

For the year ended June 30, 2009, we incurred $2,069 in capital expenditures, primarily related to production capacity upgrades and maintenance.  We also made improvements to our information technology property and data center.  During the year ended June 30, 2008, we incurred $7,432 in capital expenditures primarily related to completion of distillery expansion projects, general production capacity maintenance as well as the purchase of a corporate business aircraft.  For fiscal 2010, we have budgeted $4,000 in capital expenditures related to improvements in and replacements of existing plant and equipment.  As of June 30, 2009, we had contracts to acquire capital assets of approximately $43.

CONTRACTUAL OBLIGATIONS

Our contractual obligations at June 30, 2009 are as follows (dollars in thousands):

	Fiscal Year
	2010	2011	2012	2013	2014	Thereafter	Total

Long-term debt (1)(5)	$5,413	$6,627	$489	$476	$1,052	$—	$14,057
Capital leases (2)	459	433	270	217	68	—	1,447
Operating leases	3,139	2,180	1,838	1,394	589	606	9,746
Energy contract (3)	9,162	2,452	—	—	—	—	11,614
Post-retirement benefits	752	763	784	729	664	3,697	7,389
Defined benefit retirement plan	42	76	121	148	178	1,553	2,118
Open purchase commitments (4)	434	—	—	—	—	—	34

Total	$11,931	$11,207	$3,502	$2,964	$2,551	$5,856	$38,011

(1)   Long-term debt at June 30, 2009 included the following:

(a)   A secured promissory note dated September 24, 2004 in the initial principal amount of $9,795 payable in monthly installments of $140, with the final payment due in October, 2011.  The note bears interest at 5.26 percent per annum.  Long term debt also includes a secured promissory note dated September 29, 2005 in the initial principal amount of $7,000 payable in monthly installments of $135, with the final payment due in September 2010. The note bears interest at 5.92 percent per annum. We may prepay each note at any time. These notes are secured by all of our equipment at our facility in Kansas City, Kansas. Subsequent to year end, on August 21, 2009 we sold our Kansas City, Kansas facility and certain of our equipment for $3,585.  To obtain the release of the lien on the equipment sold, we prepaid the note due in 2010 in its entirety and prepaid $650 on the note due in 2011.  Amounts shown in the table include the amounts paid subsequent to June 30, 2009.

(b)   A secured promissory note dated April 9, 2008, in the initial principal amount of $1,600, bearing interest at 5.45 percent per annum and payable in 60 equal monthly installments of $31.  We may prepay the note in whole, but not in part, after the first anniversary of the note subject to the payment of a prepayment premium of 3.0 percent of the original principal amount of the note if the note is paid after the first anniversary of the note and declining to 1 percent after the third anniversary of the note.

(c)   A $2,000 secured subordinated promissory note dated March 27, 2009 which, as amended July 20, 2009, provides for interest at the rate of 7.0 percent per annum and the payment of principal and interest in a lump sum on March 27, 2011.  The note is secured by a mortgages on the Company’s Atchison and Pekin production facilities and by a security interest in personal property, other than accounts, inventory, certain equipment and our equity in our German joint venture.

(d)   A $1,500 secured note dated March 31, 2009 bearing interest, payable semi-annually commencing on September 30, 2009, at a variable rate (which adjusts quarterly commencing on June 30, 2009) equal to 6.0 percent plus the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of three years. Principal installments of $150 are payable on March 31, 2011, March 31, 2012 and March 31, 2013, and the balance of the loan is payable on March 31, 2014.  The loan is secured by a mortgage and security interest on our Onaga, Kansas plant and equipment and our Atchison flour mill plant and equipment.

(e)   A $2,800 promissory note dated April 15, 2009 which bears interest, payable monthly commencing in May, 2009, at the rate of 7.0 percent per annum.  Principal on the note, as amended, is due on July 5, 2010.  The note is secured by a mortgage and security interest on our Pekin plant and equipment, a leasehold mortgage on our new executive office building and technical center in Atchison and a pledge of the related industrial revenue bond issued by the City of Atchison that we own.

(f)    An unsecured note payable dated May 4, 2009 in the initial principal amount of $998 bearing interest at the rate of 10.0 percent per annum and payable in 14 monthly installments of principal and interest aggregating $75 and a final payment of $12.

(2)   In connection with implementation of the our new enterprise resources planning system (ERP), $1,200 in costs incurred during development of the system have been funded by Winthrop Resources Corporation and CSI Leasing, Inc. under various capital lease agreements with rates ranging from 4.56 percent to 5.54 percent.  These agreements, which are unsecured, have maturities ranging from July, 2010 to October, 2013.

Additionally, we financed $71 in equipment purchases through a capital lease with Delage Corporation at 7.15 percent.  This capital lease is secured by the equipment purchased and matures in October, 2011.

(3)   On July 21, 2009, Central Illinois Light Company (“CILCO”) entered a restructuring agreement with us dated as of July 20, 2009 whereby we acknowledged that we owed Central Illinois $11,614 under a steam agreement, a gas agreement and a delivery service agreement at our temporarily idled Pekin, Illinois facility.  The note bears interest at 9%, payable monthly commencing August 14, 2009.

Principal is payable in 18 equal monthly installments, with the first installment due on October 14, 2009. The note is secured by an assignment of an anticipated income tax refund of approximately $5,500.  After application of the refund to the note, the monthly principal payment will be recalculated.  We also gave CILCO a second mortgage on our Pekin, Illinois plant. To accommodate this, the Cloud L. Cray, Jr. Trust agreed to subordinate its lien on the plant to the liens of Exchange National Bank & Trust Co. of Atchison and CILCO.

In the Restructuring Agreement, the parties agreed to terminate the steam agreement relating to our Pekin facility effective June 30, 2009.  As a result, we will have no future charges under the steam agreement, which otherwise had a term expiring in February 2011. We agreed with CILCO that should we reopen our facility in Pekin, we would negotiate a new agreement under which we would be responsible for start-up costs of the boiler plant that generated the steam supplied under the steam agreement and ongoing staffing requirements and a new schedule of charges reflective of increased costs of operating and maintaining the boiler plant.  However, the Restructuring Agreement provides that neither party will be liable to the other for failure to execute a new agreement, and a failure to do so will not affect our obligations under the note and related agreements we have entered with CILCO.

(4)   Purchase Commitments at June 30, 2009 included the following

(a)   Commitments ($434) to purchase grain to be used in our operations during the first 12 weeks of fiscal 2009.

(b)   Commitments with respect to steam and natural gas at our Pekin plant aggregated $11,614, all of which was past due.  This obligation was addressed in the Restructuring Agreement and related promissory note to CILCO referred to in note (3) above.

(5)   Subsequent to June 30, 2009, we entered several new long term debt obligations.  In addition to the note to CILCO referred to in note (3), these consist of the following.

(c)   On July 21, 2009, we entered a new revolving Credit and Security Agreement with Wells Fargo Bank, National Association (“New Credit Agreement”).  The New Credit Agreement, which matures in July 2012, generally provides for a Maximum Line of Credit of $25,000, subject to borrowing base limitations.  At July 21, 2009, approximately $19,311was available under the New Credit Agreement before the initial funding. We drew $15,940 under the facility on July 21, 2009 and used the proceeds to pay amounts due our lenders under our former credit facility, which was due to expire on September 3, 2009. Borrowings under the New Credit Agreement bear interest, payable monthly, at a variable rate equal to Daily Three Month LIBOR plus 5 percent, but not less than 5.5 percent. During a default period, the interest rate may be increased by 3 percent at the lender’s discretion. The New Credit Agreement provides for minimum interest of $500 annually, an unused line fee of .50 percent per annum and origination fees, letter of credit fees and other administrative fees.  If we terminate the facility prior to the maturity date or the lender terminates during a default period, there is a prepayment fee of 3 percent if the termination occurs prior to the first anniversary date, declining to 1 percent if the termination occurs after the second anniversary of the initial funding. The New Credit Agreement is secured by a security interest in substantially all of our personal property.  The lender may terminate or accelerate our obligations under the New Credit Agreement upon the occurrence of various events in addition to payment defaults and other breaches, including such matters as over advances arising from reductions in the borrowing base, certain changes in the Board, failure to pay taxes when due, defaults under other material debt, lease or other contracts and our CEO ceasing to be actively engaged in the Company’s day to day business activities for a period of one year after July 21, 2009, or thereafter and the Company shall fail to hire a successor acceptable to the lender in 90 days.

(d)   A $2,000 promissory note dated July 20, 2009 secured by a mortgage and security interest on our Atchison plant and related equipment.  The note bears interest at 6 percent over the three year treasury index, adjustable quarterly, and is payable in 84 monthly installments of $32, with any balance due on the final installment.

LINE OF CREDIT

Reference is made to note (5) in Contractual Obligations above for information on our New Credit Agreement. The amount of borrowings which we may make is subject to borrowing base limitations.  As of September 4, 2009, our outstanding borrowings under this facility were $13,328 and $6,521 was available for additional borrowings.  The borrowing base is the lesser of the maximum line amount or an amount based on specified percentages of eligible accounts receivable and inventories less specified reserves.  The lender has discretion under the New Credit Agreement to change the manner in which the borrowing base is determined, such as altering the advance rates applicable to accounts receivable and inventory or changing reserve amounts.

FINANCIAL COVENANTS

Under the New Credit Agreement, we must meet specified monthly, cumulative net income requirements (aggregating $3,500 for fiscal year 2010 and $1,000 for the first quarter of fiscal 2011), are limited in the amount of capital expenditures we may make annually ($4,500) and must meet as of fiscal year end, a minimum debt service coverage ratio ( (a) the sum of (i) funds from operations (net income plus depreciation and amortization, plus or minus increases or decreases in deferred income taxes and LIFO reserves, plus other non-cash items) plus (ii) interest expense minus (iii) unfinanced capital expenditures minus (iv) dividends and distributions paid during the period, divided by (b) the sum of (i) current maturities of long term debt plus (ii) interest expense) of not less than 1.15 to 1.0.

The net income requirements that we are required to meet under the New Credit Agreement are set forth below.  We have exceeded these covenants in July.  Upon expiration of this covenant we will be required to amend it to cover future periods upon terms acceptable to our lender.

Period	Minimum Cumulative Net Income
7/1/2009 Through 7/31/2009	$200
7/1/2009 Through 8/31/2009	$700
7/1/2009 Through 9/30/2009	$1,000
7/1/2009 Through 10/31/2009	$1,250
7/1/2009 Through 11/30/2009	$1,350
7/1/2009 Through 12/31/2009	$1,500
7/1/2009 Through 1/31/2010	$1,800
7/1/2009 Through 2/28/2010	$2,200
7/1/2009 Through 3/31/2010	$2,575
7/1/2009 Through 4/30/2010	$3,000
7/1/2009 Through 5/31/2010	$3,250
7/1/2009 Through 6/30/2010	$3,500
7/1/2010 Through 7/31/2010	$200
7/1/2010 Through 8/31/2010	$700
7/1/2010 Through 9/30/2010	$1,000

The New Credit Agreement contains various other covenants, including covenants which generally restrict dividends and increases in bonuses and salaries and prohibit liens, other than permitted liens, indebtedness, except existing indebtedness and indebtedness to the lender, and investments in other persons.

OFF BALANCE SHEET OBLIGATIONS

As discussed elsewhere herein under Item 1. Business —Strategic Relationships, we have entered a business alliance with Cargill, Incorporated for the production and marketing of a new resistant starch derived from high amylose corn. We have sold only an insignificant amount of the product, and therefore the significance of the agreement with Cargill cannot be determined at this time.  If we terminate the arrangement before the expiration of 18 months following certain force majeure events affecting Cargill, or if Cargill terminates the arrangement because of a breach by us of our obligations, we will be required to pay a portion (up to 50 percent) of the book value of capital expenditures made by Cargill to enable it to produce the product. This amount will not exceed $2,500 without our consent. Upon the occurrence of any such event, we also will be required to give Cargill a non-exclusive sublicense to use the patented process for the life of the patent in the production of high amylose corn-based starches for use in food products. The sublicense would be royalty bearing, provided we were not also then making the high amylose corn-based starch.  We have talked to Cargill about modifying our arrangements with them.

The Company purchases its corn requirements for one of its plants through a single elevator company. If the Company fails to purchase 13 million bushels each 12 months, commencing September 2007, it must pay the elevator company $0.02 per bushel for each bushel less than 13 million purchased.  The elevator company may terminate if the Company fails to purchase specified minimums, in which case the Company would be obligated to pay the elevator company $260 plus its costs incurred in contracting for delivery of corn purchased for the Company pursuant to previously issued Company delivery orders.  The Company’s practice has been to only order corn for a month at a time.

On December 28, 2006, we engaged in an industrial revenue bond transaction with the City of Atchison, Kansas in order to receive ten-year real property tax abatement on our newly constructed office building and technical center in Atchison, Kansas. At the time of this transaction, the facilities were substantially completed and had been financed with internally generated cash flow.  Pursuant to this transaction, the City issued $7,000 principal amount of its industrial revenue bonds to us and then used the proceeds to purchase the office building and technical center from us.  The City then leased the facilities back to us under a capital lease, the terms of which provide for the payment of basic rent in an amount sufficient to pay principal and interest on the bonds.  Our obligation to pay rent under the lease is in the same amount and due on the same date as the City’s obligation to pay debt service on the bonds which we hold. The lease permits us to present the bonds at any time for cancellation, upon which our obligation to pay basic rent would be cancelled.  We do not intend to do this until their maturity date in 2016, at which time we may elect to purchase the facilities for $100.  Because we own all outstanding bonds, management considers the debt de-facto cancelled and, accordingly, no amount for our obligations under the capital lease is reflected on our balance sheet.  In connection with this transaction, we agreed to pay the city an administrative fee of $50, which is payable over 10 years.  If we were to present the bonds for cancellation prior to maturity, the $50 fee would be accelerated.

NEW ACCOUNTING PRONOUNCEMENTS

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

In April 2009, the FASB issued FSP 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value when volume and level of activity for the asset or liability have significantly decreased.  The Company adopted this FSP in the fourth quarter of 2009.  This adoption did not have an impact on the Company’s financial position or net earnings.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, but the rules concerning recognition and disclosure of subsequent events will remain essentially unchanged. SFAS No. 165 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of SFAS No. 165 for the quarter ended June 30, 2009. The adoption of these provisions did not have a material effect on the Consolidated Financial Statements. The Company has evaluated subsequent events through September 10, 2009, the date the financial statements were issued. Events occurring after this date have not been evaluated.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 168 authorizes the FASB Accounting Standards Codification™ (“Codification”) to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws remain sources of authoritative GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. All guidance contained in the Codification carries an equal level of authority. Certain accounting treatments that entities have followed, and continue to follow, which are not part of the Codification are grandfathered because they were adopted before a certain date or certain accounting standards have allowed for the continued application of superseded accounting standards. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company’s adoption of SFAS No. 168 is not expected to have a material impact on the Consolidated Financial Statements

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting should be considered participating securities.  As participating securities, these instruments should be included in the earnings allocation in computing basic earnings per share under the two-class method described in SFAS No. 128, Earnings per Share.  The Company will implement EITF 03-06-1 effective July 1, 2009. The Company’s unvested restricted stock awards contain rights to dividends prior to vesting.  Upon adoption of FSP EITF 03-6-1, the Company will adjust its weighted average common shares outstanding and earnings per share data for the quarter ended September 30, 2008 to confirm with the provisions in FSP EITF 03-6-1.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We make our products primarily from flour and corn and, as such, are sensitive to changes in commodity prices.  We use grain futures and/or options, which mark to market, as a hedge to protect against fluctuations in the market.  Fluctuations in the volume of hedging transactions are dictated by alcohol sales and are based on corn, natural gas and gasoline prices.  The futures contracts that are used are exchange-traded contracts.  We trade on the Kansas City and Chicago Boards of Trade and the New York Mercantile Board of Exchange.  For inventory and open futures, the table below presents the carrying amount and fair value at June 30, 2009 and 2008.  We include the fair values of open contracts in inventories.

	At June 30, 2009		At June 30, 2008
As of June 30,	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Inventories
Corn	$1,107,899	$1,030,344	$6,485,147	$7,311,379
Flour	$108,079	$108,550	—	—
Wheat	$—	$—	$3,499,541	$3,069,123

	Description and Expected Maturity*	Fair Value	Description and Expected Maturity*	Fair Value
Corn Options
Contract Volumes (bushels)	—	—	2,000,000	—
Weighted Average
Strike Price/Bushel
Long Calls	$—	$—	$5.40	$4,387,500
Short Calls	$—	$—	$6.20	$(2,990,000)
Short Puts	$—	$—	$—	$—
Contract Amount	$—	$—	$—	$1,397,500

	Description and Expected Maturity*	Fair Value	Description and Expected Maturity*	Fair Value
Corn Futures
Contract Volumes (bushels)	670,000	—	—	—
Weighted Average
Strike Price/Bushel	$3.9448	$3.5450	$—	$—
Contract Amount	$2,643,016	$2,375,150	$—	$—

	Description and Expected Maturity*	Fair Value	Description and Expected Maturity*	Fair Value
Wheat Futures
Contract Volumes (bushels)	—	—	400,000	—
Weighted Average
Strike Price/Bushel	$—	$—	$6.7775	$8.9625
Contract Amount	$—	$—	$2,711,000	$3,585,000

*The latest expected maturity date occurs within one year from date indicated.

Except for our credit facility and our loan from Union State Bank, our outstanding debt carries fixed interest rates. There were $17,833 in outstanding borrowings under our former credit facility at June 30, 2009, which bore interest at a base rate plus an applicable margin.  Our new credit facility with Wells Fargo Bank provides for interest at a variable rate equal to daily three month LIBOR plus 5%, but not less than 5.5%; the default rate is 3% higher, in the lender’s discretion.  On July 21, 2009, we drew $15,940 under our new credit facility and paid our obligations under our former credit facility.  At June 30, 2009 we had a $1,500 loan from Union State Bank which bears interest at a variable rate (which adjusts quarterly commencing on June 30, 2009) equal to 6 percent plus the weekly average yield on United States Treasury securities adjusted to a constant maturity of three years. On July 20, 2009, we borrowed an additional $2,000 from Union State Bank which bears interest at the same rate.  As a result, at September 4, 2009 we had approximately $16,808 in outstanding borrowings bearing interest at variable rates.  Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on weighted average outstanding borrowings at September 4, 2009, a 100 basis point increase over the non-default rates actually in effect at such date would increase our interest expense on an annualized basis by $168.

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

With the participation of the Chief Executive Officer and the Interim Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management has concluded that the company’s internal control over financial reporting as of June 30, 2009 was effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

MGP Ingredients, Inc.:

We have audited the accompanying consolidated balance sheet of MGP Ingredients, Inc. and subsidiaries as of June 30, 2009, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for the year ended June 30, 2009. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule, Schedule II — Consolidated Valuation and Qualifying Accounts.  We also have audited MGP Ingredient, Inc.’s internal control over financial reporting as of June 30, 2009, based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MGP Ingredients, Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MGP Ingredients, Inc. and subsidiaries as of June 30, 2009, and the results of its operations and its cash flows for the year ended June 30, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the accompanying financial statement schedule for the year ended June 30, 2009, when considered in relation to the basic  financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, MGP Ingredients, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG, LLP

Kansas City, Missouri
September 10, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders

MGP Ingredients, Inc.

Atchison, Kansas

We have audited the accompanying consolidated balance sheet of MGP Ingredients, Inc. as of June 30, 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the two-year period ended June 30, 2008.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MGP Ingredients, Inc. as of June 30, 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BKD, LLP

Kansas City, Missouri

September 11, 2008

MGP INGREDIENTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

Fiscal Years Ended

		June 30, 2009	June 30, 2008	July 1, 2007
		Dollars in thousands except per share amounts

	Net sales	$275,976	$392,893	$367,994
Cost of sales:	Product costs	302,436	388,662	320,721
	Loss on natural gas contract	7,642	—	—
	Total cost of sales	310,078	388,662	320,721
	Gross profit (loss)	(34,102)	4,231	47,273

	Selling, general and administrative expenses	21,401	24,235	20,319
	Other operating costs	4,694	—	—
	Impairment of long-lived assets	10,282	8,100	—
	Severance and early retirement costs	3,288	—	—
	Other restructuring costs	5,241	—	—
	Write-off of assets	—	1,546	—
	Income (loss) from operations	(79,008)	(29,650)	26,954

	Other income, net	112	515	1,490
	Gain on settlement of litigation, net of related expenses	—	7,046	—
	Interest expense	(2,901)	(1,490)	(964)
	Equity in loss of joint venture	(114)	(14)	—
	Income (loss) before income taxes	(81,911)	(23,593)	27,480

	Provision (benefit) for income taxes	(12,788)	(11,851)	9,914
	Net income (loss)	$(69,123)	$(11,742)	$17,566

	Per Share Data
	Total basic earnings (loss) per common share	$(4.17)	$(0.71)	$1.07
	Total diluted earnings (loss) per common share	$(4.17)	$(0.71)	$1.04

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	June 30, 2008
	Dollars in thousands, except share and per share amounts

ASSETS
Current Assets
Cash and cash equivalents	$178	$—
Restricted cash	203	3
Receivables (less allowance for doubtful accounts: June 30, 2009 - $388 and June 30, 2008 - $264)	18,403	34,087
Inventory	20,400	63,620
Prepaid expense	980	362
Deposits	980	580
Deferred income taxes	1,218	394
Refundable income taxes	6,045	8,570
Assets held for sale	32,380	5,600
Total current assets	80,787	113,216

Property and equipment, at cost	163,345	315,782
Less accumulated depreciation	(100,036)	(206,808)
Property and equipment, net	63,309	108,974

Investment in joint venture	238	399
Other assets	798	479
Total assets	$145,132	$223,068

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$3,147	$432
Liabilities related to assets held for sale	2,725	8,760
Revolving credit facility	17,833	23,000
Accounts payable	19,864	23,315
Accrued expenses	5,976	6,582
Total current liabilities	49,545	62,089

Long-Term debt	9,632	1,301
Deferred credit	6,190	7,127
Other non current liabilities	14,663	8,047
Deferred income taxes	1,218	7,630
Total liabilities	81,248	86,194

Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 19,530,344 shares	6,715	6,715
Additional paid-in capital	11,572	11,862
Retained earnings	62,690	131,813
Accumulated other comprehensive income (loss)	(2,311)	1,515

Treasury stock, at cost
Common; 2009 – 2,931,759 shares, 2008 - 2,969,766 shares	(14,786)	(15,035)
Total stockholders’ equity	63,884	136,874
Total liabilities and stockholders’ equity	$145,132	$223,068

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years Ended

	June 30, 2009	June 30, 2008	July 1, 2007
	Dollars in thousands

Cash Flows from Operating Activities
Net income	$(69,123)	$(11,742)	$17,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,946	15,172	14,467
Loss (gain) on sale of assets	(285)	5	(103)
Loss on write-off of assets	—	1,546	—
Loss on impairment of assets	10,282	8,100	—
Deferred income taxes	(7,217)	(4,569)	234
Equity in loss of joint venture	114	14	—
Changes in working capital items:
Restricted cash	(200)	3,333	(1,045)
Accounts receivable	15,684	211	(2,101)
Inventory	42,456	(16,478)	(12,216)
Prepaid expenses	(1,130)	95	61
Accounts payable	(3,063)	7,056	4,024
Accrued expenses	(694)	(1,187)	(1,563)
Deferred credit	(846)	(1,412)	(1,317)
Income taxes payable/receivable	2,525	(8,206)	(4,574)
Other non-current liabilities	4,968	2,824	1,306
Gains previously deferred in other comprehensive income	(2,149)	—	—
Other	(110)	(112)	—
Net cash (used in) provided by operating Activities	3,158	(5,350)	14,739

Cash Flows from Investing Activities
Additions to property and equipment	(2,069)	(7,432)	(23,188)
Investments in and advances to joint venture	—	(375)	—
Proceeds from disposition of equipment	744	10	187
Other	—	(158)	—
Net cash used in investing activities	(1,325)	(7,955)	(23,001)

Cash Flows from Financing Activities
Purchase of treasury stock	(34)	—	(1,939)
Proceeds from stock plans	12	236	1,904
Tax effect of restricted stock awards	(40)	—	—
Proceeds from issuance of long-term debt	7,350	1,600	—
Principal payments on long-term debt	(3,776)	(4,198)	(4,262)
Proceeds from line of credit	156,980	36,933	7,000
Principal payments on line of credit	(162,147)	(20,933)	—
Dividends paid	—	(4,233)	(5,036)
Net cash provided by (used in) financing activities	(1,655)	9,405	(2,333)

Increase (decrease) in cash and cash equivalents	178	(3,900)	(10,595)
Cash and cash equivalents, beginning of year	—	3,900	14,495
Cash and cash equivalents, end of period	$178	$—	$3,900

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Dollars in thousands

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Treasury Stock	Total
Balance, June 30, 2006	$4	$6,715	$9,406	$135,260	$(482)	$(14,795)	$136,108
Comprehensive income:
2007 net income				17,566			17,566
Change in fair market value of cash flow hedge					(1,534)		(1,534)
Reclassification adjustment for losses included in net income					1,446		1,446
Comprehensive income	—	—	—	17,566	(88)	—	17,478
Adjustment to initially apply FASB Statement No. 158, net of tax					(662)		(662)
Share-based compensation			888				888
Tax effect of share-based compensation			1,038				1,038
Options exercised and stock subscribed			529			338	867
Dividends paid on common stock ($0.30/share)				(5,036)			(5,036)
Stock plan shares issued from treasury			(1,044)			1,044	—
Stock shares repurchased						(1,939)	(1,939)
Balance, July 1, 2007	$4	$6,715	$10,817	$147,790	$(1,232)	$(15,352)	$148,742
Comprehensive income:
2008 net loss				(11,742)			(11,742)
Change in fair market value of cash flow hedge					7,103		7,103
Reclassification adjustment for gains included in net income					(4,384)		(4,384)
Adjustment to recognize prior pension service cost					(202)		(202)
Adjustment to recognize prior other post employment benefits service cost					207		207
Translation adjustment on unconsolidated foreign subsidiary					23		23
Comprehensive income	—	—	—	(11,742)	2,747	—	(8,995)
Options exercised and stock subscribed			(81)			317	236
Dividends paid on common stock ($0.25/share)				(4,233)			(4,233)
Adjustment to adopt FIN 48				58			58
Adjustment to recognize change in measuring date for other post employment benefits plan				(60)			(60)
Share-based compensation			1,126				1,126
Balance, June 30, 2008	$4	$6,715	$11,862	$131,813	$1,515	$(15,035)	$136,874
Comprehensive income:
2009 net loss				(69,123)			(69,123)
Reclassification adjustment for gains included in net income					(2,149)		(2,149)
Adjustment to recognize prior pension service cost					(778)		(778)
Adjustment to recognize prior other post employment benefits service cost					(872)		(872)
Translation adjustment on unconsolidated foreign subsidiary					(27)		(27)
Comprehensive income	—	—	—	(69,123)	(3,826)	—	(72,949)
Options exercised and stock subscribed						12	12
Share-based compensation			14				14
Tax effect of share-based compensation			(38)				(38)
Stock plan shares issued from treasury			(266)			266	—
Stock shares repurchased						(29)	(29)
Balance, June 30, 2009	$4	$6,715	$11,572	$62,690	$(2,311)	$(14,786)	$63,884

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2009, JUNE 30, 2008 AND JULY 1, 2007

(Dollars in thousands, unless otherwise noted)

NOTE 1:        NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company.  MGP Ingredients, Inc. (“MGPI” or the “Company”) processes flour and corn into a variety of products through an integrated production process.  The Company is a fully integrated producer of certain ingredients and distillery products derived from grain and has three reportable segments, ingredient solutions, distillery products and other. The ingredient solutions segment products primarily consist of specialty starches,  specialty proteins, commodity starches and commodity vital wheat gluten.  Mill by-products, consisting primarily of mill feeds or “midds,” have also been included in this segment but have been discontinued with the shutdown of our wheat flour milling operations at the Atchison, Kansas plant in the second quarter of fiscal 2009.  The distillery products segment consists of food grade alcohol, along with fuel grade alcohol, commonly known as ethanol, and distillers feed, which are co-products of our distillery operations.  The other segment products are comprised of resins and plant-based polymers and composites manufactured through the further processing of certain of our proteins and starches and wood. For the year ended June 30, 2009, revenues from products in the other segment represent less than 2.0 percent of the Company’s consolidated revenues.  See Note 9 for restructuring activity completed in fiscal 2009

The Company sells its products on normal credit terms to customers in a variety of industries located primarily throughout the United States.  The Company is currently operating its plant in Atchison, Kansas and has temporarily shut down its Pekin, Illinois plant.  The Company also operated a facility in Kansas City, Kansas, for the further processing and extrusion of wheat proteins and starches prior to its sale in August, 2009, and operates a facility in Onaga, Kansas for the production of plant-based biopolymers and wood composites.  The Company has a 50% interest in an unconsolidated German subsidiary, D.M. Ingredients GmbH, through which it plans to produce and distribute Wheatex® textured protein products in the European Union (“EU”) and elsewhere.

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

Principles of Consolidation.  The Consolidated Financial Statements include the accounts of MGP Ingredients, Inc., and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year.  The Company’s current and previous fiscal years ended on June 30, 2009 and 2008.  The fiscal year prior to these two years ended on July 1, 2007. On March 6, 2008, the Board of Directors amended the Company’s bylaws to effect a change in the fiscal year.

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

Derivative Instruments.  In connection with the purchase of raw materials, principally corn, for anticipated operating requirements, the Company has used readily marketable exchange-traded commodity futures and option contracts to mitigate the risk of future grain price increases.  Derivative instruments related to the Company’s hedging program are recorded as either assets or liabilities and are measured at fair market value.  Consistent with application of hedge accounting under Statement of Financial Accounting Standards No. 133 as amended (“SFAS 133”), prior to April 1, 2008 changes in the fair market value of the derivative instruments designated as cash flow hedges were recorded either in current earnings or in other comprehensive income, depending on the nature of the hedged transaction.  Gains or losses recorded in other comprehensive income were reclassified into current earnings in the periods in which the hedged items were consumed.  Any ineffective portion of a hedged transaction was immediately recognized in current earnings.

The application of hedge accounting under SFAS 133 requires significant resources, recordkeeping and analytical systems.  As a result of the rising compliance costs and the complexity related to the application of hedge accounting under SFAS 133, the Company’s management elected to discontinue the use of hedge accounting for all commodity derivative positions effective April 1, 2008.  Accordingly, changes in the value of derivatives subsequent to March 31, 2008 have been recorded in cost of sales in the Company’s Consolidated Statements of Income.  Additionally, certain derivative instruments entered into during the third quarter of fiscal 2008 were not designated as hedges. The change in the market value of these instruments has been recorded in cost of sales in the Company’s Consolidated Statements of Income in the period in which such changes in value occur.  As of June 30, 2008, the mark-to-market adjustment included in accumulated other comprehensive income with respect to derivatives originally designated for hedging under FASB 133 and subsequently de-designated in April 2008 remained in accumulated other comprehensive income as a component of equity until the forecasted transactions to which the specific hedged positions relate occurred during the year ended June 30, 2009. At that time, the accumulated comprehensive income was reclassified to earnings. Regardless of accounting treatment, the Company’s management believes all commodity hedges are economic hedges of the Company’s risk exposures.

Accounts Receivable.  Accounts receivable are stated at the amounts billed to customers.  The Company provides an allowance for estimated doubtful accounts.  This allowance is based upon a review of outstanding receivables, historical collection information and existing economic conditions.  Accounts receivable are ordinarily due 30 days after the issuance of the invoice.  Receivables are considered delinquent after 30 days.  These delinquent receivables are monitored and are charged to the allowance for doubtful accounts based upon an evaluation of individual circumstances of the customer.

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

Annual depreciation expense was $11,700, $15,172 and $14,467 for fiscal 2009, 2008 and 2007, respectively.

Maintenance costs are expensed as incurred. The cost of property and equipment sold or retired as well as related accumulated depreciation is eliminated from the property accounts with related gains and losses reflected in net income.  The Company capitalizes interest costs associated with significant construction in progress, based on the weighted-average rates paid for long-term borrowing.  Total interest incurred for fiscal 2009, 2008 and 2007 is noted below:

Years ended,	June 30, 2009	June 30, 2008	July 1, 2007
(in thousands)
Interest costs charged to expense (gross)	$2,901	$1,490	$964
Less: Interest cost capitalized in other income	(91)	(309)	(761)
Total	$2,810	$1,181	$203

Earnings (loss) per Share.  Basic earnings per share data is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Potentially dilutive instruments are stock options and unvested restricted stock awards.  Anti-dilutive share units were 1,043,109,148,994 and 131,560 for the years ended June 30, 2009, June 30, 2008 and July 1, 2007 respectively.  The following is a reconciliation from the weighted average shares used for the basic earnings (loss) per share computation to the shares used for the diluted earnings (loss) per share computation for each of the years ended June 30, 2009, June 30, 2008 and July 1, 2007.

Years ended,	June 30, 2009(1)	June 30, 2008(1)	July 1, 2007

Basic Shares	16,585,361	16,531,347	16,427,959
Additional weighted average shares attributable to:
Stock options	—	—	241,046
Restricted shares	—	—	244,337
Diluted Shares	16,585,361	16,531,347	16,913,342

(1)   The stock options and the restricted stock awards have not been considered due to the loss experienced during the years ended June 30, 2009 and 2008, respectively.

Cash and Cash Equivalents.  Short-term liquid investments with an initial maturity of 90 days or less are considered cash equivalents.  Cash equivalents are stated at cost, which approximates market value due to the relatively short maturity of these instruments.  At various points in time during the years ended June 30, 2009 and 2008, cash balances exceeded limits established by the Federal Deposit Insurance Corporation .

Income Taxes.  Deferred income tax assets and liabilities resulting from the effects of transactions reported in different periods for financial reporting and income tax are recorded under the liability method of accounting for income taxes.  This method gives consideration to the future tax consequences of the deferred income tax items and immediately recognizes changes in income tax laws upon enactment as well as applied income tax rates when facts and circumstances warrant such changes.  A valuation allowance is established to reduce deferred tax assets when it is more likely than not that a deferred tax asset may not be realized.  Additionally, we follow the provisions of FIN 48 to account for uncertainty in income tax positions.  FIN 48 requires substantial management judgment and use of estimates in determining whether the impact of a tax position is “more likely than not” of being sustained on audit by the relevant taxing authority.  We consider many factors when evaluation and estimating our tax positions, which may require periodic adjustment and which may not accurately anticipate actual outcomes.  It is reasonably possible that amounts reserved for potential exposure could change significantly as a result of the conclusion of tax examinations and, accordingly, materially affect our operating results.

Revenue Recognition.  Revenue from the sale of the Company’s products is recognized as products are delivered to customers according to shipping terms and title has transferred.  Income from various government incentive grant programs is recognized as it is earned.

Deferred Credit.  During the fourth quarter of fiscal 2001, the United States Department of Agriculture developed a grant program for the gluten industry in place of a two-year extension of a wheat gluten import quota that took effect on June 1, 1998. Over the life of the program, which was administered by the Commodity Credit Corporation (“CCC”) and which ended on May 31, 2003, the Company was eligible to receive nearly $26,000 of the program total of $40,000. For the first year of the program, approximately $17,300 was allocated to the Company, with the remaining $8,300 allocated in July 2002. The funds were required to be used for research, marketing, promotional and capital costs related to value-added gluten and starch products. Funds allocated on the basis of current operating costs were recognized in income as those costs were incurred. Funds allocated based on capital expenditures are being recognized in income as the capital projects are depreciated.  As of June 30, 2009 and 2008, deferred credit related to the USDA Grant was $6,190 and $7,127 respectively.

Advertising.  Advertising costs are expensed as incurred.  These costs totaled $224, $548 and $531 for the years ended June 30, 2009, June 30, 2008 and July 1, 2007, respectively.

Research and Development.  Research and development costs are expensed as incurred.  These costs totaled approximately $1,416, $3,200 and $2,800 for the years ended June 30, 2009, June 30, 2008 and July 1, 2007, respectively.

Long-Lived Assets and Loss on Impairment of Assets.  Management reviews long-lived assets, mainly fixed assets, at year-end and whenever events or circumstances indicate that usage may be limited and carrying values may not be recoverable.  Should events indicate the assets cannot be used as planned, the realization from alternative uses or disposal is compared to the carrying value.  If management determines an impairment loss has occurred, an estimate of the loss is recognized and charged to income.

In making such assessments, management must make estimates and judgments relating to anticipated revenues and expenses and values of the Company’s assets and liabilities.  Management’s estimates and judgments are based on the Company’s historical experience and management’s knowledge and understanding of current facts and circumstances.  Management derives data for its estimates from both outside and internal sources, and considers such matters as product mix, unit sales, unit prices, input costs, expected target volume levels in supply contracts and expectations about new customers as well as overall market trends.  For the years ended June 30, 2009 and 2008, the Company has recorded losses on impairment of long-lived assets of $10,282 and $8,100 respectively.

Fair Value of Financial Instruments.  Effective July 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”) for financial assets and liabilities measured on a recurring basis. SFAS 157 defines the fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company determines the fair values of its financial instruments based on the fair value hierarchy established in SFAS 157 which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy is broken down into three levels based upon the observability of inputs. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability.

Statement of Financial Accounting Standards No. 107 “Disclosures About Fair Value of Financial Instruments” requires the disclosure of the estimated fair value of financial instruments. The Company’s short term financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of the short term financial instruments approximates the fair value due to their short term nature. These financial instruments have no stated maturities or the financial instruments have short term maturities that approximate market.

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $15,227 and $10,300 at June 30, 2009 and 2008, respectively. The financial statement carrying value was $15,503 and $10,493 at June 30, 2009 and 2008, respectively.

Stock Options.  The Company has share-based employee compensation plans, which are described more fully in Note 7.  The Company accounts for share-based compensation using Financial Accounting Standards Board Statement No. 123 (Revised 2004), Share-Based Payments, (“SFAS 123R”).  Under the provisions of SFAS 123R, the cost of Share-Based Payments is recognized over the service period based on the fair value of the option or other instruments at the date of grant.  The grant date fair value is estimated using the Black - Scholes option-pricing model adjusted for the unique characteristics of the options or other instruments granted.  In implementing SFAS 123R, the Company applied the Modified Prospective Application which requires all new awards and modified awards after the effective date and any unvested awards at the effective date be recognized as compensation cost ratably over the option vesting period.

Adjustments to Prior Year Financial Statements.  Certain prior year amounts have been reclassified to conform to current year presentation .  The consolidated financial statements reflect immaterial adjustments to the Company’s June 30, 2008 balance sheet.  These adjustments had no impact upon the Company’s previously reported earnings.  For the balance sheet as of June 30, 2008, the Company reclassified $2,565 from liabilities related to assets held for sale to deferred credit, $2,859 from other non-current liabilities to additional paid in capital to reflect equity share-based awards, reclassified deferred credits totaling $7,127 from current liabilities to non-current liabilities and reclassified current deferred tax assets of $2,864 to reduce non-current deferred tax liabilities.

NOTE 2:                CERTAIN RISKS AND UNCERTAINTIES

We incurred significant operating losses in our fiscal years 2009 and 2008.  These losses caused us to be in violation of covenants under the credit facility we used during these periods and seriously impacted our liquidity.  In response to these conditions, management undertook a number of actions in fiscal 2009 designed to return the Company to profitability.  These actions resulted in a significant downsizing of the scope of our operations, which resulted in special charges being recorded for impairments and severance costs.  These actions have been designed to allow the Company to focus on the sale of higher margin, value added products.

In connection with management’s actions, the Company entered into a new credit agreement in July 2009, as more fully discussed in Note 19.  This new credit agreement requires , among other things , that we meet specified monthly, cumulative net income requirements (aggregating $3,500 for fiscal 2010 and $1,000 for the first quarter of 2011) and meet a minimum debt service coverage ratio of not less than 1.15 to 1.0 at June 30, 2010.  In addition, the new credit agreement permits the lender to modify or reduce the borrowing base at the lender’s reasonable discretion.  Any modification to reduce our borrowing base would negatively impact our overall liquidity and may require us to take other actions to preserve any remaining liquidity.  Management believes the Company will be able to comply with the covenants and restrictions associated with the new credit agreement based on its operating plan for the fiscal year ended June 30, 2010; however, there are no assurances compliance will be maintained.  Management’s expectations are based on a number of significant estimates for which risk and uncertainties exist.  The more significant of these estimates relate to the availability and cost of raw materials, energy costs, interest rates, the competitive environment and overall economy.

Commodity prices for certain raw materials that we use and prices for natural gas are subject to significant volatility.  Grain and flour costs are a significant portion of our costs of goods sold, and historically the cost of such raw materials is subject to substantial fluctuations depending upon a number of factors and over which we have no control, including crop conditions, weather, government programs and purchases by foreign governments. These fluctuations can be sudden and volatile at times.  As an example, in the fourth quarter of fiscal 2009, the price of a bushel of corn ranged from a low of $3.75 to a high of $4.50. Since the end of our fiscal year, June 30, 2009 the market price of corn per bushel has decreased to $3.20 at September 1, 2009. During fiscal 2009, the average quarterly price of natural gas fluctuated from a low of $7.05/MCF to a high of $12.89/MCF.  Such variations in costs have had and may continue to have, from time to time, significant effects on the results of our operations. Prior to April 1, 2009, we engaged in the purchase of commodity and natural gas futures and options and in the forward purchase of commodities and natural gas to hedge economic risks associated with fluctuating grain and energy prices.  We no longer engage in such activities based on expected use of our facilities, and now intend to purchase derivatives and enter contracts for future delivery only to protect margins on contracted alcohol sales and expected ingredients sales prospectively.  Our cash flow limitations may restrict our ability to engage in such hedges.  Management attempts to recover higher commodity costs experienced through higher sales prices, but market considerations may not always permit this, and even where prices can be adjusted, there would likely be a lag between when we incurred higher commodity and natural gas costs and when we might be able to increase prices.  To the extent we do not enter such derivative contracts or contracts for future delivery and are also unable to timely adjust the prices we charge under sales contracts, we may be adversely impacted by market fluctuations in the cost of grain and natural gas.

We have not recognized any further impairment or restructuring charge as a result of the temporary shutdown of our Pekin, Illinois plant and associated lay-off of employees, based on our assumption that we expect to implement a strategic option with respect to this facility within the next year and on our estimates of its fair value.  Management’s estimations are based on third party appraisals and other market information which exceed the $29 million carrying value of the facility. Such appraisals and information are based on a number of estimates, which may change. Also, the price realized in an actual transaction may prove to be less than our estimate of fair value.  The Company is presently exploring its strategic alternatives for our Pekin facility, which include reopening it on a joint venture basis to produce fuel and food grade alcohol, reopening on its own or on a joint venture basis to produce food grade alcohol, selling it or continuing to hold it.

Any failure to comply with the covenants under our new credit agreement would permit the lender to terminate its commitment to lend and/or accelerate our debt and declare that such debt is immediately due and payable.  Further, certain of our other secured debt instruments contain cross default provisions as discussed in Note 3, Debt.  Our credit facility lender can also reduce our borrowing base and accelerate our debt obligations at its discretion.  While management believes the Company will comply with terms of the new credit agreement, many important factors, as noted above, are outside the control of management.  If our lender terminated or materially changed our borrowing base or if we cannot comply with our covenants, we may not have sufficient funds available to operate.

NOTE 3:                DEBT

Indebtedness Outstanding.  Debt consists of the following:  (in thousands)

	June 30, 2009	June 30, 2008

Secured Promissory Note, 5.26%, due monthly to October, 2011.(i)	$3,559	$5,003
Secured Promissory Note, 5.92%, due monthly to September, 2010.(i)	2,076	3,524
Secured Promissory Note, 5.45%, due monthly to May, 2013.	1,289	1,553
Former Credit Facility terminated in July, 2009 (variable interest rate, 7.0%)	17,833	23,000
Industrial Revenue Bond Obligation, 5.26%, due monthly to September, 2008.(i)	—	233
Secured Promissory Note, 7.00%, due March, 2010.	2,000	—
Secured Promissory Note, 7.63%, due semi-annually to March, 2014.	1,500	—
Secured Promissory Note, 7.00%, due September, 2009.	2,768	—
Unsecured Promissory Note, 10.00%, due monthly to July, 2010.	864	—
Capital Lease Obligations, 4.25% - 7.91%, due monthly to October, 2013.	1,448	180

Total	33,337	33,493

Less revolving credit facility	(17,833)	(23,000)
Less current maturities of long term debt	(3,147)	(432)
Less liabilities related to assets held for sale	(2,725)	(8,760)

Long-term debt	$9,632	$1,301

(i)            Obligation included within “Liabilities related to assets held for sale.”

5.26% Secured Promissory Note.  On September 24, 2004, the Company borrowed $9,795 from GE Capital Public Finance, Inc. (“GECPF”).  The Company’s obligation is evidenced by a promissory note bearing interest at 5.26 percent per annum and is payable in 83 consecutive monthly payments of $140 and an 84th payment equal to the unpaid principal and interest, commencing November 1, 2004.  The note may be prepaid at any time in its entirety with no prepayment premium.

In connection with this note, the Company entered into a security agreement to secure the note.  The security agreement grants a security interest in specified equipment located at the facility used by the Company in Kansas City, Kansas. Among other reasons, payment obligations under the note can be accelerated if any payment is not made within 10 days of its due date, if there is an event of default under the security agreement, if there is a breach under any other agreement with the lender or if there is a default under any other material obligation for borrowed money.

As referenced in Note 11 to the consolidated financial statements, at June 30, 2009, certain assets at the Kansas City facility were being held pending sale.  On August 21, 2009, the Company sold these assets and paid an additional $650 in principal on this note.  Accordingly, $650 of this note, for which a security interest in these assets was granted, has been classified as a current liability under “Liabilities related to assets held for sale.”  For additional information, see Note 19 Subsequent Events.

5.92% Secured Promissory Note.  On September 29, 2005, the Company borrowed $7,000 from General Electric Capital Corporation (“GECC”).  The Company’s obligation to GECC is evidenced by a promissory note bearing interest at 5.92% per annum and payable in monthly payments of $135 with the final payment being adjusted for the remaining amount of outstanding principal and interest.  The note may be prepaid at any time with no prepayment premium thereafter.

In connection with this note, the Company entered into a security agreement. The security agreement granted a security interest in all of the Company’s equipment located or to be located at the Company’s KCIT facility in Kansas City, Kansas

As further discussed in note 11 to the consolidated financial statements, at June 30, 2009, certain assets at the Company’s Kansas City facility were being held pending sale.  On August 21, 2009, the Company sold these assets and paid the remaining balance due on this note.  Accordingly, this note, for which a security interest in these assets was granted, has been classified as a current liability under “Liabilities related to assets held for sale.”  For additional information, see Note 19 Subsequent Events.

5.45% Secured Promissory Note.  On April 9, 2008, the Company, through its wholly-owned subsidiary, Firebird Acquisitions, LLC, (“Firebird Acquisitions”), borrowed $1,600 from Commerce Bank, National Association (“Commerce Bank”) to finance the acquisition of a corporate aircraft.  The Company’s obligation to Commerce Bank is evidenced by a promissory note bearing interest at 5.45% per annum and payable in equal monthly payments of $31.  The note may be prepaid in whole, but not in part, after the first anniversary of the Note, subject to the payment of a prepayment premium equal to 3% of the original principal amount if the note is prepaid after the first anniversary and declining to 1% for the final two years of the note.  No prepayment penalty applies to any proceeds received from the sale of the Company’s previous corporate aircraft.

In connection with this note, the Company entered into a security agreement to secure the note.  The security agreement grants a security interest in the acquired aircraft located at an aviation facility located in St. Joseph, Missouri.

Payment obligations under the note can be accelerated if any payment is not made within 10 days of its due date or if there is an event of default under the security agreement, including certain acts of bankruptcy or insolvency or defaults by the Company under any other obligations to Commerce Bank.

7% Secured Promissory Note to Cloud L. Cray Jr. Trust..  On March 27, 2009, the Company borrowed $2,000 from the Cloud L. Cray, Jr. Trust pursuant to a subordinated secured promissory note which, as amended, provides for interest at the rate of 7.0 percent per annum and the payment of principal and interest in a lump sum on March 27, 2011. The note is secured by mortgages on the Company’s Atchison and Pekin production facilities and by a security interest in substantially all of the Company’s personal property, other than accounts receivable, inventory, its interest in our German joint venture and equipment at the Kansas City facility.  The note is subject to the provisions of subordination agreements between the Cloud L. Cray, Jr. Trust and Bank of Atchison, Wells Fargo Bank, National Association and Exchange National Bank & Trust Co. of Atchison.  Mr. Cray, who is settlor and trustee of the Trust, is a director of the Company and its principal stockholder with an approximate 21 percent beneficial ownership interest in the common stock of the Company.  Mr. Cray is also a voting trustee of the voting trust which owns a controlling interest in the Company’s preferred stock.

Secured Promissory Note, 7.63% to Union State Bank — Bank of Atchison.  On March 31, 2009, the Company borrowed $1,500 from Union State Bank — Bank of Atchison (“Bank of Atchison”).  The loan bears interest, payable semi-annually commencing on September 30, 2009, at a variable rate (which adjusts quarterly commencing on June 30, 2009) equal to 6% plus the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of three years. The current interest rate on borrowings under the loan agreement is 7.63%.  Principal installments of $150 are payable on March 31, 2011, March 31, 2012 and March 31, 2013, and the balance of the loan is payable on March 31, 2014.  The loan is secured by a mortgage and security interest on the Company’s Onaga, Kansas plant and equipment and its Atchison flour mill plant and equipment.  In addition to payment defaults and covenant defaults which are not cured within 5 days, events of default under the Union State Bank loan agreement include mergers or sales of a substantial part of the Company’s property or if the bank determines in good faith that a material adverse change has occurred in the Company’s financial condition or that the prospect for its performance of its loan obligations is impaired.  The Company’s CEO, Mr. Newkirk, is a director of Union State Bank.

7% Secured Promissory Note to Exchange National Bank & Trust Co of Atchison.  On April 15, 2009, the Company borrowed $2,800 from Exchange National Bank & Trust Co. of Atchison The loan is evidenced by a promissory note and bears interest, payable monthly on the third day of each month commencing on May 3, 2009, at the rate of 7% per annum.  Principal on the note, as amended, is due on July 5, 2010.  The loan is secured by a mortgage and security interest on the Company’s Pekin plant and equipment, a leasehold mortgage on its new executive office building and technical center in Atchison and a pledge of the related industrial revenue bond issued by the City of Atchison that the Company owns.  In addition to payment defaults, events of default under the promissory note include mergers or sales of a substantial part of the Company’s property or if the bank determines in good faith that a material adverse change has occurred in its financial condition or that the prospect for its performance of its loan obligations is impaired.  Ladd Seaberg, the Company’s Chairman of the Board, is a director on Exchange National Bank & Trust Co. of Atchison’s board.

10% Unsecured Promissory Note to Union Pacific.  On May 4, 2009, the Company signed an unsecured note payable to Union Pacific for $998 which reduced trade accounts payable by a like amount.  The note is evidenced by a promissory note and bears interest at the rate of 10 percent per annum and is payable in 14 monthly installments of principal and interest aggregating $75 and a final payment of $12.

5.26% Industrial Revenue Bond Obligation.  Industrial development revenue bonds issued by The Unified Government of Wyandotte County, Kansas City, Kansas, provide for principal payments to bondholder of $77 plus interest at 5.26 percent, which are due monthly.  The bonds are secured by a security interest in the project as defined in the lease agreement.  The last installment on the bonds was paid in September 2008.

Capital Lease Obligations.  These were entered in connection with implementation of numerous information technology initiatives and other equipment purchases which have been funded under various capital lease agreements with rates ranging from 4.56% to 7.792%.  These agreements have final maturities ranging from September 2010 to October 2013.  Certain of these leases are secured.

Former Credit Facility.  At June 30, 2009, the Company had a term loan facility (“former credit facility”) which, as amended, provided for a maximum of $25,000 in borrowings, subject to borrowing base limitations.  It was secured by substantially all of our personal property and real estate except for our Kansas City, Kansas facility, our leasehold interest in our new office building and technical center and our interest in our German joint venture.  At June 30, 2009, there was $17,833 in outstanding borrowings and $4,189 available under the former credit facility (after giving effect to borrowing base limitations).  Borrowings bore interest at prime plus 3%, with prime being not less than the greater of 4%, the Commerce Bank, N.A.’s prime rate or the federal funds rate plus 1%.  As of such date, the aggregate commitments under the former credit facility were to have reduced to $7,500 on July 16, 2009, which date was subsequently extended to July 24, 2009.  The former credit facility was to have terminated on September 3, 2009. During much of fiscal 2009 the Company was not able to maintain compliance with its debt covenants and as a result seven amendments to the former credit facility were executed.

In addition to interest expense, during the fiscal year ended June 30, 2009 the Company incurred and expensed bank fees and other charges related to amendments of its former credit facility of approximately $458

4.90% Industrial Revenue Bond Obligation.  On December 28, 2006, the Company engaged in an industrial revenue bond transaction with the City of Atchison, Kansas pursuant to which the City (i) under a trust indenture, (“the Indenture”), issued $7,000 principal amount of its industrial revenue bonds (“the Bonds”) to the Company and used the proceeds thereof to acquire from the Company its newly constructed office building and technical innovations center in Atchison, Kansas, (“the Facilities”) and (ii) leased the Facilities back to the Company under a capital lease (“the Lease”).  The bonds mature on December 1, 2016 and bear interest, payable annually on December 1 of each year commencing December, 2007 at the rate of 4.90% per annum.  Basic rent under the lease is payable annually on December 1 in an amount sufficient to pay principal and interest on the bonds.  The Indenture and Lease contains certain provisions, covenants and restrictions customary for this type of transaction.  In connection with the transaction, the Company agreed to pay the city an administrative fee of $50 payable over 10 years.

The purpose of the transaction was to facilitate certain property tax abatement opportunities available to the Company related to the newly constructed facilities.  The facilities acquired with bond proceeds will receive property tax abatements which terminate upon maturity of the Bonds on December 1, 2016.  The issuance of the Bonds was integral to the tax abatement process.  Financing for the Facilities was provided internally from the Company’s operating cash flow.  Accordingly, upon consummation of the transaction and issuance of the Bonds, the Company acquired all bonds issued for $7,000, excluding transaction fees.  As a result, the Company owns all of the outstanding Bonds.  It is management’s intention to hold these bonds to their maturity.  Because the Company owns all outstanding bonds, management considers the debt de-facto cancelled and, accordingly, no amount for these Bonds is reflected as debt outstanding on the Balance Sheets as of June 30, 2009 or 2008.

On July 21, 2009, the Company entered into a new revolving Credit and Security Agreement with Wells Fargo Bank, National Association and refinanced its obligations under the former credit facility.  For further information, See Note 19, Subsequent Events.

On July 21, 2009 the company entered into a restructuring agreement with Central Illinois Light Company (“CILCO”) dated as of July 20, 2009 whereby the Company acknowledged that it owed CILCO $11,614. This Note bears interest at 9.0%.  For further information, See Note 19, Subsequent Events.

Leases and Debt Maturities.  The Company leases railcars and other assets under various operating leases.  For railcar leases, the Company is generally required to pay all service costs associated with the railcars.  Rental payments include minimum rentals plus contingent amounts based on mileage.  Rental expenses under operating leases with terms longer than one month were $3,431, $3,021 and $2,711 for the years ended June 30, 2009 and 2008 and July 1, 2007, respectively.  Minimum annual payments and present values thereof under existing debt maturities, capital leases and minimum annual rental commitments under non-cancelable operating leases are as follows:  (in thousands)

		Capital Leases
	Long-Term Debt	Minimum Lease Payments	Less Interest	Net Present Value	Total Debt	Operating Leases

2010	$13,394	$495	$36	$459	$13,889	$3,139
2011	9,836	450	17	433	10,286	2,212
2012	914	273	3	270	1,187	1,902
2013	476	218	1	217	694	1,590
2014	1,050	69	1	68	1,114	981
Thereafter	—	—	—	—	—	2.021
Total	$25,670	$1,505	$58	$1,447	$27,175	$11,845

(see subsequent events, Note 19, for CILCO note and other debt entered into in July 2009)

NOTE 4:                INCOME TAXES

The provision (benefit) for income taxes is comprised of the following:  (in thousands)

Years ended,	June 30, 2009	June 30, 2008	July 1, 2007

Current:
Federal	$(6,800)	$(7,229)	$8,804
State	$(133)	$(131)	$985
	$(6,933)	$(7,360)	$9,789

Deferred:
Federal	(8,815)	675	209
State	2,960	(5,166)	(84)
	(5,855)	(4,491)	125
Total	$(12,788)	$(11,851)	$9,914

A reconciliation of the provision for income taxes at the normal statutory federal rate to the provision included in the accompanying consolidated statements of income is shown below:  (in thousands)

Years ended,	June 30, 2009	June 30, 2008	July 1, 2007

“Expected” provision at federal statutory rate	$(28,598)	$(8,258)	$9,633
State income taxes	(3,801)	(1,278)	1,554
State tax credits	(107)	(170)	(1,229)
Change in valuation allowance	19,818	(1,996)	418
Other	(100)	(149)	(462)
Provision for income taxes	$(12,788)	$(11,851)	$9,914
Effective tax rate	15.6%	50.2%	36.1%

The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets are as follows:  (in thousands)

	June 30, 2009	June 30, 2008

Deferred tax assets:
Post-retirement liability	$3,426	$3,119
Deferred income	2,445	2,888
Stock based compensation	1,052	1,445
Federal operating loss carryforwards	17,628	—
State tax credits	3,018	3,051
State operating loss carryforwards	6,800	1,941
Other	6,421	2,720
Less: valuation allowance	(20,443)	—
Gross deferred tax assets	20,347	15,164

Deferred tax liabilities:
Fixed assets	(15,763)	(18,272)
Hedging transactions	—	(2,003)
Other	(4,584)	(2,125)
Gross deferred tax liabilities	(20,347)	(22,400)
Net deferred tax liability	$—	$(7,236)

The above net deferred tax liability is presented on the consolidated balance sheets as follows:  (in thousands)

	June 30, 2009	June 30, 2008

Deferred tax asset - current	$1,218	$394
Deferred tax liability - long-term	(1,218)	(7,630)
Net deferred tax liability	$—	$(7,236)

The amount of income taxes that the Company pays is subject to ongoing audits by federal and state taxing authorities.  The Company was under exam by the IRS for its tax years ended June 30, 2005 and June 30, 2006.  The Company was also under exam by the State of Illinois related to its tax years ended June 30, 2006 through June 30, 2007.  The Company believes that it has adequately provided for any reasonably foreseeable outcome related to these matters.  However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved.

The Company establishes a valuation allowance against certain deferred tax assets if management believes, based on its assessment of historical and projected operating results and other available facts and circumstances, that it is  more-likely-than-not that all or a portion of the deferred tax assets will not be realized.  Management reassessed the need for a valuation allowance for its deferred tax assets.  It was determined that a full valuation allowance was appropriate on its net deferred tax assets of $20,443 at June 30, 2009.

As of June 30, 2009, the Company had approximately $50,400 and $94,300 of federal and state net operating loss carryforwards, respectively.  The federal net operating loss will expire before the end of fiscal year 2028.  Due to varying state carryforward periods, the state net operating losses will expire between fiscal years 2013 and 2029.  The Company also has state tax credit carryforwards of approximately $3,000.  The state tax credits will expire in varying periods through fiscal year 2015.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109” (“FIN 48”), clarifies the accounting for uncertainty in income taxes by defining criteria that a tax position on an individual matter must meet before the tax benefit of that position is recognized in the financial statements.

The Company adopted the provisions of FIN 48 on July 2, 2007.  In accordance with the recognition standards established by FIN 48, the Company performed a comprehensive review of potential uncertain tax positions in each jurisdiction in which the Company operates.  As a result of the Company’s review, the Company adjusted the carrying amount of the liability for unrecognized tax benefits resulting in a net increase to retained earnings of $59.  The Company’s gross liability for unrecognized tax benefits (excluding interest and penalties) was $1,300 as of July 2, 2007 of which $783 would impact the effective tax rate if recognized

As of June 30, 2009, the total gross amount of unrecognized tax benefits (excluding interest and penalties) was $124, all of which would impact the effective tax rate, if recognized.  As of June 30, 2008, the total gross amount of unrecognized tax benefits (excluding interest and penalties) was $1,100.  The amount of the Company’s liability for uncertain tax benefits at June 30, 2008 that would impact the effective tax rate, if recognized, was $776.

The Company has elected to treat interest and penalties related to tax liabilities as a component of income tax expense.  During the year ended June 30, 2009, the Company recorded a net decrease in interest and penalties accrued under FIN 48 of approximately $177 and $31, respectively, as a component of income tax expense.  Accrued interest and penalties were $49 and $13, respectively, as of June 30, 2009.

The following is a reconciliation of the total amount of unrecognized tax benefits (excluding interest and penalties) for the fiscal years ended June 30, 2008 to June 30, 2009 (dollars in thousands):

	June 30, 2009	June 30, 2008
Beginning of year balance	$1,053	$1,284

Additions for tax positions of prior years	—	432
Decreases for tax positions of prior years	(647)	(208)
Additions for tax positions of the current year	92	129
Settlements with taxing authorities	—	(79)
Lapse of applicable statute of limitations	(374)	(505)

End of year balance	$124	$1,053

The Company’s 2005 through 2009 Federal and state income tax returns are open to examination.

NOTE 5:                CAPITAL STOCK

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

NOTE 6:                COMMITMENTS

The Company purchases its corn requirements for its Atchison plant through a single elevator company. If the Company fails to purchase 13 million bushels each 12 months, it must pay the elevator company $0.02 per bushel for each bushel less than 13 million purchased.  The elevator company may terminate if the Company fails to purchase specified minimums, in which case the Company would be obligated to pay the elevator company $260 plus its costs incurred in contracting for delivery of corn purchased for the Company  pursuant to previously issued Company delivery orders.  The Company has complied with its commitment under this agreement.

NOTE 7:                EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plans.  The Company and its subsidiaries have employee stock ownership plans covering all eligible employees after certain eligibility requirements are met.  There were no contributions to the plans for the year ended June 30, 2009.  Contributions to the plans totaled $710 and $942 for the years ended June 30, 2008 and July 1, 2007, respectively.  Contributions are made in the form of cash and/or additional shares of common stock.

401(k) Profit Sharing Plans.  The Company and its subsidiaries have established 401(k) profit sharing plans covering all employees after certain eligibility requirements are met.  There were no contributions to the plans for the year ended June 30, 2009.  Contributions to the plans totaled $599 and $1,744 for the years ended June 30, 2008 and July 1, 2007, respectively.

Defined Benefit Retirement Plan.  The Company sponsors two funded, noncontributory qualified defined benefit pension plans, which covers substantially all union employees.  The benefits under this pension plan are based upon years of qualified credited service.  The Company’s funding policy is to contribute annually not less than the regulatory minimum and not more than the maximum amount deductible for income tax purposes.  The

Company has contributed $787 to the plans during fiscal 2009.  Additionally, the Company has contributed $69 to the 401(k) plans of the Atchison participants consistent with their collective bargaining agreement.  In determining the rate of return on assets, we consider long-term average rates experienced.

Post-Retirement Benefit Plan.  The Company sponsors an unfunded, contributory qualified plan that provides life insurance coverage as well as certain health care and medical benefits including prescription drug coverage to certain retired employees.  This post-retirement benefit plan is contributory and provides benefits to retirees and their spouses.  Contributions are adjusted annually.  The plan contains fixed deductibles, coinsurance and out-of-pocket limitations.  The life insurance segment of the plan is noncontributory and is available to retirees only.  The liability for such benefits is unfunded as it is the Company’s policy to fund benefits payable as they come due.  In the year ended June 30, 2008, the Company converted to a June 30 measurement date for the plan.  An adjustment of $60 has been made to retained earnings to reflect the change in measurement date.  The Company expects to contribute approximately $752 to the plan in fiscal year 2010.  In determining the discount rate, we consider the rates of return on long-term, high-quality fixed income investments using the Citigroup Pension Liability Index as of June 30, 2009.

In September 2006, the Financial Accounting Standards Board (“FASB”) released Statement of Financial Accounting Standards Statement No. 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires the Company to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s over funded status or a liability for a plan’s under-funded status.  This section of the standard became effective for the Company as of the end of its fiscal year ended on July 1, 2007.  The statement also eliminates the option of using a measurement date prior to the Company’s fiscal year-end, effective June 30, 2009.

The amount in accumulated other comprehensive income expected to be recognized as components of net period benefit cost during fiscal year 2010 is approximately $34.  The status of the Company’s plans at June 30, 2009 and 2008, respectively, was as follows:  (in thousands)

	Defined Benefit Retirement Plan		Post-Retirement Benefit Plan
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Change in benefit obligation
Beginning of year	$3,039	$2,279	$7,697	$7,658
Service cost	564	528	301	268
Interest cost	194	138	498	505
Actuarial (gain) loss	122	127	855	(297)
Benefits paid	(230)	(33)	(552)	(437)
Benefit obligation at end of year	$3,689	$3,039	$8,799	$7,697

The following table shows the change in plan assets based on the Fiscal 2009 measurement dates: (in thousands)

	Defined Benefit Retirement Plan		Post-Retirement Benefit Plan
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Fair value of plan assets at beginning of period	$2,193	$1,653	$—	$—
Actual return on plan assets	(522)	(93)	—	—
Employer contributions	787	666	—	—
Benefits paid	(230)	(33)	—	—
Fair value of plan assets at end of period	$2,228	$2,193	$—	$—

Assumptions used to determine accumulated benefit obligations as of the year-end were:

	Defined Benefit Retirement Plan		Post-Retirement Benefit Plan
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Discount rate	6.29%	6.41%	6.23%	6.41%
Average compensation increase	0.00%	0.00%	4.50%	4.50%
Measurement date	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Assumptions used to determine net benefit cost for the years ended June 30, 2009 and 2008 were:

	Defined Benefit Retirement Plan		Post-Retirement Benefit Plan
	2009	2008	2009	2008
Expected return on assets	7.00%	7.00%	—	—
Discount rate	6.41%	6.10%	6.41%	6.10%
Average compensation increase	0.00%	0.00%	4.50%	4.50%
Measurement date	June 30, 2008	June 30, 2007	June 30, 2008	May 31, 2007

Components of net periodic benefit cost are as follows:  (in thousands)

	Defined Benefit Retirement Plan			Post-Retirement Benefit Plan
Years ended,	June 30, 2009	June 30, 2008	July 1, 2007	June 30, 2009	June 30, 2008	July 1, 2007

Service cost	$564	$528	$520	$301	$268	$244
Interest cost	194	138	101	498	505	461
Expected return on assets	(175)	(138)	(100)	—	—	—
Amortization of unrecorded prior service cost	25	25	25	(37)	(39)	(36)
Other amortization	16	(5)	(11)	20	46	30
Total	$624	$548	$535	$782	$780	$699

A reconciliation of the funded status of the plans with amounts recorded in the Consolidated Balance Sheets is as follows:  (in thousands)

	Defined Benefit Retirement Plan
	As of June 30, 2009	As of June 30, 2008
Fair value of plan assets:	$2,228	$2,193
Benefit obligations:	3,689	3,039
Funded status (plan assets less benefit obligations)	(1,461)	(846)
Amounts not recognized:
Unrecognized net (gain) / loss:	1,073	270
Unrecognized prior service cost:	134	158
Unrecognized transition liability	—	—
Accrued benefit cost	$(254)	$(418)

The following amounts have been recognized in the Consolidated Balance Sheet: (in thousands)

	Defined Benefit Retirement Plan
	As of June 30, 2009	As of June 30, 2008
Accrued benefit cost	$254	$418
Intangible assets	—	—
Accumulated Other Comprehensive Income	1,207	428
Net amount recognized	$1,461	$846

The assumed average annual rate of increase in the per capita cost of covered benefits (health care cost trend rate) is as follows:

	Post-Retirement Benefit Plan
Years ended,	June 30, 2009	June 30, 2008
Health care cost trend rate	8.50%	8.50%
Ultimate trend rate	6.00%	6.00%
Year rate reaches ultimate trend rate	2020	2019

A one percentage point increase (decrease) in the assumed health care cost trend rate would have increased (decreased) the accumulated benefit obligation by $511 ($456) at June 30, 2009, and the service and interest cost would have increased (decreased) by $71 ($62) for the year then ended.

As of June 30, 2009, the following benefit payments (net of Medicare Part D subsidiary for Post-Retirement Benefit Plan Payments), which reflect expected future service, as appropriate, are expected to be paid to plan participants:  (in thousands)

	Expected Defined Benefit Retirement Plan Payments	Expected Post-Retirement Benefit Plan Payments
2010	$42	$752
2011	76	763
2012	121	784
2013	148	729
2014	178	664
2015-2019	1,553	3,697
Total	$2,118	$7,389

The weighted average asset allocation by asset category is as follows:  (in thousands)

	Defined Benefit Retirement Plan
Asset Category	As of June 30, 2009	As of June 30, 2008
Equity Securities	54%	62%
Debt Securities	37%	34%
Real Estate	0%	0%
Other	9%	4%
Total	100%	100%

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

Stock Options.  Under the 2004 Plan, the Company may grant incentives (including stock options and restricted stock awards) for up to 980,000 shares of the Company’s common stock to salaried, full time employees, including executive officers.  The term of each award generally is determined by the committee of the Board of Directors charged with administering the 2004 Plan.  Under the terms of the 2004 Plan, any options granted will be nonqualified stock options, must be exercisable within ten years and must have an exercise price which is not less than the fair value of the Company’s common stock on the date of the grant.  As of June 30, 2009, no stock options and 881,934 restricted stock awards (net of forfeitures) had been granted under the 2004 Plan.  Under the 1996 Plan, the Company was authorized to grant incentives for up to 1,200,000 shares of the Company’s common stock to key employees.  The term of each award was determined by the committee of the Board of Directors charged with administering the 1996 Plan.  Under the terms of the 1996 Plan, options granted could be either nonqualified or incentive stock options and the exercise price could not be less than the fair value of the Company’s common stock on the date of the grant.  On January 31, 2006, the period in which the Company could grant incentives expired and no further options may be granted.  At June 30, 2009, the Company had outstanding incentive stock options to purchase 231,500 shares, all of which were exercisable.  The options have ten-year terms and have exercise prices equal to fair market value on the date of grant.

Under the Directors Option Plan, each non-employee or “outside” director of the Company received on the day after each annual meeting of stockholders an option to purchase 2,000 shares of the Company’s common stock at a price equal to the fair market value of the Company’s common stock on such date.  Options became exercisable on the 184th day following the date of grant and expired no later than ten years after the date of grant.  Subject to certain adjustments, a total of 180,000 shares were reserved for annual grants under the Plan. The Plan expired in 2006 and no further options may be granted under it. At June 30, 2009, the Company had outstanding options to purchase 28,000 shares, all of which were exercisable as of June 30, 2009.

Under the Salaried Plan, the Company was authorized to grant stock incentives for up to 600,000 shares of the Company’s common stock to full-time salaried employees.  The Salaried Plan provides that the amount, recipients, timing and terms of each award be determined by the Committee of the Board of Directors charged with administering the Salaried Plan.  Under the terms of the Salaried Plan, options granted could  be either nonqualified or incentive stock options and the exercise price could not be less than the fair value of the Company’s common stock on the date of the grant.  At June 30, 2009, the Company had outstanding incentive stock options on 17,100 shares, all of which were exercisable.  These options have ten-year terms and have exercise prices equal to fair market value of the Company’s common stock as of the date of grant  On March 5, 2008 the period in which the Company could make awards under the Plan expired and no further awards may be made under the Plan.

The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model.  For the years ended June 30, 2009, June 30, 2008 and July 1, 2007, no options have been granted.

A summary of the status of stock options awarded under the Company’s stock option plans as of June 30, 2009, June 30, 2008 and July 1, 2007 and changes during the years then ended is presented below:

	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	421,795	$5.30	509,020	$5.53	578,850	$5.43
Granted	—	—	—	—	—	—
Cancelled/Forfeited	(145,195)	5.32	(22,180)	6.73	—	—
Exercised	—	—	(65,045)	6.60	(69,830)	4.70
Outstanding at end of year	276,600	$5.28	421,795	$5.30	509,020	$5.53

During the years ended June 30, 2009, June 30, 2008 and July 1, 2007, the total intrinsic value of stock options exercised was $0, $193 and $1,479, respectively.  Since no options were exercised, cash received and the income tax benefit from stock option exercises for the year ended June 30, 2009 aggregated $0.

Outstanding options are comprised as follows:

	Shares	Exercise Price	Remaining Contractual Lives (Years)	Shares Exercisable at June 30, 2009
The 1996 Plan	27,500	3.63	4.00	27,500
	66,000	6.45	3.00	66,000
	20,000	5.95	2.50	20,000
	50,000	4.65	2.00	50,000
	20,000	4.65	1.50	20,000
	48,000	4.00	.50	48,000
Salaried Plan	2,500	5.95	2.50	2,500
	4,350	4.65	1.50	4,350
	10,250	4.00	.50	10,250
Directors’ Plan	10,000	10.45	6.25	10,000
	8,000	9.09	5.25	8,000
	2,000	4.38	4.25	2,000
	2,000	3.25	3.25	2,000
	2,000	5.58	2.25	2,000
	2,000	4.82	1.25	2,000
	2,000	4.50	.25	2,000
Total	276,600			276,600

At June 30, 2009, the aggregate intrinsic value of stock options outstanding and exercisable was $0.

Restricted Common Stock.  The Company’s equity based compensation plans provide for the awarding of shares of restricted common stock (“restricted stock”) for senior executives and salaried employees as well as outside directors.  As of June 30, 2009, 881,934 shares of restricted common stock (net of forfeitures) have been awarded from shares available under the Company’s long-term incentive plans.  Compensation expense related to these awards is based on the market price of the stock on the date the Board of Directors approved the program and is amortized over the vesting period of the restricted stock award.  For the years ended June 30, 2009, June 30, 2008 and  July 1, 2007, the Company recorded compensation expense related to all outstanding restricted stock awards that remained unvested of $(7), $1,476 and $1,021, respectively.

Under programs approved by the Company’s Board of Directors annually in fiscal years 2004 through 2007, shares of restricted stock were awarded to senior executives and other employees under plans in which they were eligible.  These annual programs provide for the accelerated vesting of restricted stock after three fiscal years if the Company achieves certain specific operating and financial objectives over such period. If the objectives are not met, the program provides for the vesting of the restricted stock at the end of the seventh fiscal year of the restricted stock award.  Accelerated or partial vesting may be permitted upon a change of control or if employment is terminated as a result of death, disability, retirement or termination without cause.   For the year ended July 1, 2007, the Company awarded 132,960 shares at a fair value of $21.45 per share

The Company has implemented a new restricted stock program which is administered under the Company’s 2004 Stock Incentive Plan and under which amounts awarded are based in part on improvements to MEP (as defined below under Annual Cash Incentive plan). Under the program, subject to the availability of shares under the 2004 Stock Incentive Plan, restricted stock awards are made each year and generally are based on a percentage (approximately 85.7 percent) of the increase in MEP over the prior year. However, the maximum grant date market value of the awards made for any year to all participants is $4,500 and the minimum grant date market value made in any year to all participants, including years in which the change in MEP is negative, is $1,500.  Shares awarded vest in 5 years and pay dividends during the vesting period. Provisions for forfeiture and accelerated and pro rata vesting generally are similar to those under the guidelines for the Company’s outstanding performance accelerated restricted stock awards.  An award of 296,441 shares valued at $1,500 on the grant date was made on August 28, 2008, based on fiscal 2008 performance, and an award of  378,250 shares valued at $1,135 was made on

June 11, 2009,  based on fiscal 2009 performance.  Shares with a value of less than $1,500 were awarded with respect to fiscal 2009 due to the unavailability of shares under the 2004 Stock Incentive Plan.

Under the Directors’ Stock Plan, which was approved by stockholders at the 2006 Annual Meeting, the Company may grant incentives for up to 75,000 shares of the Company’s common stock to outside directors.  The plan allows for grants to be made on the first business day following the date of each annual meeting of stockholders, whereby each non-employee director is awarded shares of restricted stock with a fair market value of $12,500, as determined on such first business day following the annual meeting.  The shares awarded become fully vested upon the occurrence of one of the following events  (1) the third anniversary of the award date, (2) the death of the director, or (3) a change in control, as defined in the Plan.  The Human Resources and Compensation Committee may allow accelerated vesting in the event of specified terminations.   As of June 30, 2009, 50,967 shares of restricted common stock have been awarded from shares available under the plan.  For the year ended June 30, 2009, the Company awarded 36,918 shares at a fair value of $2.37 per share. Compensation expense related to these awards is based on the market price of the stock on the date the shares are awarded and is amortized over the vesting period of the restricted stock award. For fiscal 2009, the Company recorded compensation expense related to these restricted stock awards of $80.

A summary of the status of restricted stock awarded under the Company’s restricted stock plans at June 30, 2009, June 30, 2008 and July 1, 2007 and changes during the years then ended is presented below:

	2009		2008		2007
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Nonvested balance at beginning of year	235,855	$13.62	223,564	$15.35	204,743	$8.76
Granted	869,941	4.62	9,975	8.79	137,034	21.45
Forfeited	(115,736)	8.57	(17,797)	13.33	(30,157)	9.27
Vested	(57,159)	3.76	20,113	3.48	(88,056)	11.60
Nonvested balance at end of year	932,901	$6.45	235,855	$13.62	223,564	$15.35

During the years ended June 30, 2009, June 30, 2008 and July 1, 2007, the total fair value of restricted stock awards vested was $215, $70 and $1,021, respectively.  As of June 30, 2009 there were $4,014 of total unrecognized compensation costs related to stock awards.  These costs are expected to be recognized over a weighted average period of 2.11 years.

Annual Cash Incentive Plan.  Beginning in the 2008 fiscal year, the Company has implemented a new annual cash incentive plan based upon modified economic profit (“MEP”).  MEP equals income from operations, net of taxes, less the product of total capital employed in the business multiplied by the estimated cost of capital, which for purposes of the new program is 11 percent.  Total capital represents current assets (excluding cash) less current liabilities plus the book value of property, plant and equipment, plus goodwill and other long-term assets.  The Company includes amounts payable under annual awards in determining income from operations.  The Board of Directors approved a five-year annual cash incentive plan, whereby annual awards are based on improvements in MEP.  The Board has established a targeted annual growth rate for MEP (“Target”) of $3,150.   Additionally, there was a starting hypothetical bonus pool amount (“available pool amount”) of $10,500, which amortizes in equal increments over five years.  Although it is anticipated that the annual growth rate will be the same for each year of the program, the Company’s compensation committee may change the targeted growth rate from year-to-year.  The compensation committee may also determine whether any non-recurring or extraordinary items will be included in income from operations.

In a year in which the change in MEP from the prior year is positive yet less than the Target amount, participants will receive an incentive payment equal to the change in MEP plus 1/3 of the available pool amount, less the amortized amount.  In a year in which the change in MEP from the prior year is positive and also greater than the

Target, the amount of MEP in excess of the Target amount will be added to the available pool amount and the incentive payment will equal the Target amount plus 1/3 of the available pool amount, less the amortized amount.  In a year in which the change in MEP from the prior year is negative, the available pool amount will be reduced by the amount of the negative change in MEP, not to exceed the Target amount, and the incentive payment, if any, will equal 1/3 of the remaining available pool amount, less the amortized amount.  The compensation committee must approve and may adjust any award prior to payment. For the year ended June 30, 2009, no amount was accrued since the incentive amount was less then the amortized amount.

NOTE 8:                GAIN ON SETTLEMENT OF LITIGATION

On December 27, 2007, the Company settled its two-year patent infringement and contract litigation.  Under the terms of the settlement, the Company agreed to dismiss its lawsuit with prejudice and was paid $8,000, which was received on December 28, 2007.  In connection with the settlement, the Company also granted the other parties in the lawsuit a non-exclusive license under its U.S. Patent No. 5,665,152.  For the first and second quarters of Fiscal 2008, the Company incurred professional fees of $568 and $386, respectively, related to this litigation.  These amounts have been netted against the gross proceeds for a net amount of $7,046.  The Company has recorded the settlement as a separate line item below income from operations.

NOTE 9:                RESTRUCTURING COSTS AND LOSS ON IMPAIRMENT OF ASSETS

In response to the losses incurred during fiscal 2009, actions were taken in an effort to return the Company to profitability.  These actions include significant changes to operations in the Company’s Atchison and Pekin facilities.  As a result of these actions, restructuring costs and loss on impairment of assets were recognized during the year ended June 30, 2009.  Amounts for such charges included in results for the year ended June 30, 2009 were as follows: (in thousands)

Total
Impairment of long lived assets	$10,282
Loss on Natural Gas Contract	7,642
Severance and early retirement costs	3,288
Other restructuring costs	5,241
Total	$26,453

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

As a result of the closure of the Company’s Atchison flour mill and the protein and starch operations at its Pekin plant, the Company also incurred $3,288 in severance and early retirement costs.

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

At the end of the third quarter of fiscal 2008 the Company concluded that its pet business assets in the other segment and certain of its ingredient solutions segment assets in a mixed use facility in Kansas City, Kansas at which the Company’s pet treat resins are made were impaired.  At that time, the Company recorded an impairment charge of $8,100.  For the quarter ended December 31, 2008, the Company performed another test for impairment of these assets as a result of an appraisal resulting in a further charge of $811.  As part of its closing process for the quarter ended June 30, 2009, management performed an additional impairment test of these assets and recorded an additional impairment charge of $1,351.  On August 21, 2009, the Company completed the sale of its Kansas City, Kansas facility for $3,585.  See note 19 Subsequent Events.

Other restructuring costs of $5,241 include $2,925 related to lease termination costs which the Company expects to incur as a result of the flour mill closure with respect to 147 railcars which it formerly used to transport flour and whose leases expire through 2013. The Company has recognized this expense because it no longer utilizes these cars in its business.  Expected payments accrued reflect the net present value of the remaining obligation net of units which are estimated to be returned to the lessor sooner than the  lease termination date.  The discount rate used was 7.0 percent and was based on the Company’s borrowing costs at December 31, 2008.  Twenty-six of these railcars have been returned to the lessor as of June 30, 2009.  The Company estimates that the remaining railcars will either be returned to the lessor or assigned to other third parties over the course of four years.  Other restructuring costs also includes a $2,185 net loss resulting from sales of excess wheat no longer needed for milling operations. The charge is net of approximately $1,109 in realized gains previously recorded in accumulated other comprehensive income.

With the changes effected at the Company’s Pekin plant, commitments for the purchase of natural gas through the remainder of the year ended June 30, 2009 under a single contract for the Pekin plant were in excess of projected consumption.  Accordingly, the Company  settled such commitments for the difference between the prices to which it committed to and the market price of natural gas upon settlement.  The Company recorded a charge of $7,642 for the year ended June 30, 2009 to cost of sales for losses realized upon settlement of this contract.

On January 29, 2009, the Company temporarily shut down its Pekin, Illinois plant.  On March 31, 2009, the Company announced that it was considering its strategic options. Management has performed an impairment analysis of the Pekin plant as of June 30, 2009 and has determined that no further impairment charge related to the Pekin plant was warranted based upon management’s assumption that the Company expects to implement a strategic option with respect to this facility in the  next year and upon  management’s expectation of value to be realized upon sale. The Company is  presently exploring its strategic alternatives for our Pekin facility, which include reopening it on a joint venture basis to produce fuel and food grade alcohol, reopening on its own or on a joint venture basis to produce food grade alcohol, selling it or continuing to hold it.

NOTE 10:              WRITE-OFF OF FIXED ASSETS

For the year ended June 30, 2008, the Company undertook a review of its property, plant and equipment records in order to identify assets that were no longer in service or had been abandoned in place.  The focus of this review was identifying assets that were fully depreciated to determine the propriety of continued inclusion within the property, plant and equipment records.  In performing its review, management considered such factors as salvage values, current asset implementation and potential future asset implementation.   Upon completion of this review, management noted assets with a cost of approximately $30,000 and related accumulated depreciation of approximately $28,500 that had been abandoned or were no longer in active service.  Accordingly, a charge to operating earnings of $1,500 was recorded for the year ended June 30, 2008.

NOTE 11:              ASSETS HELD FOR SALE

Based upon changes in management’s strategic plan, changes in assets held for sale from June 30, 2008 to Junes 30, 2009 are shown below.

	June 30, 2008	Kansas City Assets returned to service in second quarter fiscal 2009	Kansas City assets held for sale fourth quarter fiscal 2009	Pekin plant assets held for sale third quarter fiscal 2009.	June 30, 2009
Property and equipment, at cost(1)	$12,490	$(7,379)	$6,567	$146,118	$157,796
Less accumulated depreciation	(6,890)	4,316	(5,775)	(117,067)	(125,416)
Assets held for sale, net	$5,600	$(3,063)	$792	$29,051	$32,380

(1)	Kansas City Assets at cost further adjusted for the $811 impairment charge recorded in 2nd quarter 2009 and the $1,351 impairment charge recorded in 4th quarter 2009.

NOTE 12:              SIGNIFICANT ESTIMATES AND CONCENTRATIONS

Defined benefit pension and post-retirement benefit obligations.  The Company accrues amounts for defined benefit pension and post-retirement benefit obligations as discussed in Note 8.  An accrual of $1,461 for defined benefit pension obligations and $8,799 for post-retirement benefit obligations is included in the accompanying 2009 financial statements.  Claim payments and pension obligations based upon actual experience could ultimately differ materially from these estimates.

Inventory valuation.  The Company has recorded the carrying value of its inventories at the lower of cost or market based upon management estimates.  Actual results could differ significantly in the near term.

Impairment.  The Company reviews long-lived assets, mainly equipment, for impairment at year end  or if events or circumstances indicate that usage may be limited and carrying values may not be recoverable.  Should events indicate the assets cannot be used as planned, the realization from alternative uses or disposal is compared to the carrying value.  If an impairment loss is measured, this estimate is recognized.  Considerable judgment is used in these measurements, and a change in the assumptions could result in a different determination of impairment loss and/or the amount of any impairment.  The Company recognized a non-cash impairment loss of $10,282 and $8,100 during the years ended June 30, 2009 and 2008, respectively. The Company  may incur further impairment losses with respect to these assets if the assumptions that it made when it performed its analysis prove to be incorrect or if it determines that it  needs to change its  assumptions.   See Note 1, Long Lived Assets and Note 9, Restructuring Costs and Loss on Impairment of Assets.

Significant customers.  For the year ended June 30, 2009, the Company had sales to 1 customer accounting for approximately 10 percent of consolidated net sales. In addition, during the fiscal year ended June 30, 2009 the Company’s 10 largest customers accounted for approximately 40% of consolidated net sales.  For the year ended June 30, 2008, the Company had no customers with sales greater than 10 percent of consolidated sales.

Workforce subject to collective bargaining.  As of June 30, 2009, the Company had 322 employees, 180 of whom are covered by collective bargaining agreements with one labor union.  One agreement, ratified on July 15, 2009, covers 100 employees at the Atchison Plant and expires August 31, 2014.  Another agreement, which expires on October 31, 2011, covers 61 employees at the Pekin plant.  A collective bargaining agreement with employees at the Company’s Kansas City facility covers 19 employees and expires on September 25, 2009.  As of June 30, 2008, the Company had 482 employees.

Tax Valuation Allowance.  The Company establishes a valuation allowance against certain deferred tax assets if management believes, based on its assessment of historical and projected operating results and other available facts and circumstances, that it is  more-likely-than-not that all or a portion of the deferred tax assets will not be realized.  Management reassessed the need for a valuation allowance for its deferred tax assets.  It was determined that a full valuation allowance was appropriate on its net deferred tax assets of $20,443 at June 30, 2009.

NOTE 13:              OPERATING SEGMENTS

The Company’s operations are classified into three reportable segments:  ingredient solutions, distillery products and other. Ingredient solutions consist of specialty starches and proteins, commodity starch and vital wheat gluten.  Mill by-products, consisting primarily of mill feeds or “midds,” have also been included in this segment but have been discontinued with the shutdown of our wheat flour milling operations at the Atchison, Kansas plant in the second quarter of fiscal 2009.  The distillery products segment consists of food grade alcohol, along with fuel grade alcohol, commonly known as ethanol, and distillers feed, which are co-products of our distillery operations.  The  other segment products are comprised of resins and plant-based polymers and composites manufactured through the further processing of certain of our proteins and starches and wood.

For the quarter ended September 30, 2008, the Company refined its methodology for assessing identifiable earnings (losses) before income taxes for all segments whereby only direct sales, general and administrative costs are allocated to operating segments.  Previously, the Company had allocated substantially all selling, general and administrative expenses to each operating segment based upon numerous factors and attributes.  All selling, general and administrative expenses not directly attributable to operating segments have been restated within Corporate income (loss) before taxes for all prior periods.  Accordingly, amounts previously disclosed as earnings (loss) before income taxes for all prior periods have been adjusted to reflect these changes.

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

Years Ended,	June 30, 2009	June 30, 2008	July 1, 2007
(in thousands)
Sales to Customers
Ingredient solutions	$80,133	$100,994	$67,791
Distillery products	190,862	285,738	294,393
Other	4,981	6,161	5,810
Total	$275,976	$392,893	$367,994

Depreciation
Ingredient solutions	$3,022	$3,724	$5,064
Distillery products	7,095	8,111	6,883
Other	246	1,340	1,323
Corporate	1,583	1,997	1,197
Total	$11,946	$15,172	$14,467

Income (loss) before Income Taxes
Ingredient solutions	$(6,720)	$(7,554)	$(242)
Distillery products	(24,367)	10,501	45,687
Other	40	(3,641)	(2,371)
Corporate	(24,411)	(20,299)	(15,594)
Gain on settlement on litigation(1)	—	7,046	—
Impairment of long-lived assets(1)	(10,282)	(8,100)	—
Severance and early retirement costs(1)	(3,288)	—	—
Other restructuring costs(1)	(5,241)	—	—
Loss on natural gas contract(1)	(7,642)	—	—
Write-off of fixed assets(1)	—	(1,546)	—
Total	$(81,911)	$(23,593)	$27,480

Identifiable Assets
Ingredient solutions	$36,204	$72,935
Distillery products	56,535	121,650
Other	1,873	2,969
Assets held for sale	32,380	5,600
Corporate	18,140	19,914
Total	$145,132	$223,068

Information about the Company’s revenues and assets by geographic area is as follows:

Revenues, (in thousands)	June 30, 2009	June 30, 2008	July 1, 2007
United States	$253,349	$374,501	$354,884
Japan(ii)	15,047	12,028	8,206
Canada	2,633	1,588	1,563
EU	1,310	2,131	1,411
Other	3,637	2,645	1,930
Total	$275,976	$392,893	$367,994

Assets, (in thousands)	June 30, 2009	June 30, 2008
United States	$144,894	$222,669
EU	238	399
Total	$145,132	$223,068

(i)

MGPI’s management reporting does not assign or allocate special charges to the Company’s operating segments. For purposes of comparative analysis, the gain on the settlement of litigation, loss on impairment of long-lived assets, severance and early retirement costs, other restructuring costs, loss on natural gas contract and the write-off of assets recognized for the years ended June 30, 2009 and 2008 have been excluded from our segments.

(ii)	Substantially all of the Company’s sales in Japan are to one customer.

NOTE 14:              SUPPLEMENTAL CASH FLOW INFORMATION

Years Ended,	June 30, 2009	June 30, 2008	July 1, 2007
(in thousands)
Non-cash investing and financing activities:
Purchase of property and equipment in Accounts Payable	$430	$465	$1,127
Purchase of property and equipment and other assets in capital leases	1,436	—	1,206
Reclassification of assets held for sale from property, plant and equipment	27,979	5,600	—
Reclassification of liabilities related to assets held for sale from long-term debt and current portion, long-term debt	—	11,325	—
Additional cash payment information:
Interest paid, net of amount capitalized	2,733	1,181	203
Income taxes paid	—	830	11,585

NOTE 15:              CONTINGENCIES

There are various legal proceedings involving the Company and its subsidiaries.  Except for the following matter, management considers that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or operations of the Company.

From September 16, 2008 until February 11, 2009, tests on the Company’s feed drying unit indicated that it was not in compliance with the volatile organic compound emission limit established in the Consent Agreement and Final Order (“CAFO”) entered into with the Kansas Department of Health and Environment (“KDHE”) on January 11, 2006. The Company’s management has provided regular updates to the KDHE on efforts to bring the unit into compliance with the permit.   The KDHE has discretion under its penalty policy to pursue an enforcement action against the Company for failing to comply with the emission limit.  Although no formal action has been taken, KDHE has advised management that a penalty is likely for this violation.  The Company is unable to predict the magnitude of any penalty that KDHE may ultimately assess against it but does not believe the impact will be material to the Financial Statements.

NOTE 16:              DERIVATIVE INSTRUMENTS AND FAIR VALUE MEASUREMENTS

On July 1, 2008, the Company adopted, without any material effect on its consolidated financial statements, the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement, for our financial assets and liabilities with respect to which the Company has recognized or disclosed at fair value on a recurring basis. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, except for items that are measured at fair value in the financial statements on a recurring basis at least annually. Beginning July 1, 2009, the Company will adopt the provisions for non-financial assets and non-financial liabilities that are not required or permitted to be measured at fair value on a recurring basis. Management does not expect the provisions of SFAS No. 157 related to these items to have a material effect on the consolidated financial statements.

Derivative Instruments.  In connection with the purchase of raw materials, principally corn, for anticipated operating requirements, the Company enters into readily marketable exchange-traded derivative instruments in the form of commodity futures and option contracts consistent with our established risk management policies.

Certain commodities the Company uses in its production process are exposed to market price risks due to volatility in the prices for those commodities.  The Company has historically used derivative instruments to reduce the risk related to price volatility for corn, flour and natural gas.  The Company has historically managed its exposure through a combination of forward purchases, long-term contracts with suppliers and exchange traded commodity futures and option contracts.  Derivative instruments are recorded as either assets or liabilities and are measured at fair market value with any changes in fair value being marked to market as a component of cost of sales in the Consolidated Statements of Income.  Since these derivatives are not accounted for as hedges, fluctuations in the related commodity prices could have a material impact on earnings in any given period.  Changes in fair value of open derivative instruments are recorded as inventory and cost of sales.

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

With the temporary shutdown of the Company’s Pekin plant, commitments for the purchase of natural gas through the remainder of the fiscal year under a single contract for the this facility were in excess of projected consumption.  Accordingly, the Company settled its commitments for the difference between the prices to which the Company committed to and the market price of natural gas upon settlement.  The Company has recorded a charge of $7,642 for the year ended June 30, 2009, to cost of sales for settlements of contract related to unused gas resulting from the temporary shutdown.

Fair Value Measurements.  As discussed in Note 1 to the Condensed Consolidated Financial Statements, the Company adopted SFAS 157 on July 1, 2008 with the exception of non-financial assets and non-financial liabilities that were deferred by FASB Staff Position 157-2.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Statement also establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value hierarchy gives the highest priority to quoted market prices (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of inputs used to measure fair value are as follows:

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

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2009.

	Fair Values of Assets				Fair Values of Liabilities
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivatives not designated as hedging instruments: Corn commodity contracts (a) (b)	$—	$—	$—	$—	$	$268	$—	$268

Total financial assets, liabilities and derivative positions:	$—	$—	$—	$—	$	$268	$—	$268

(a)          Corn commodity contracts consist of futures contracts and options and are recorded as a component of inventory in the Company’s Consolidated Balance Sheet.

(b)         Based on prices of futures exchanges and recently reported prices in the marketplace.

Information related to our derivatives for the years ended June 30, is as follows:

Years Ended	2009	2008	July 1, 2007
Derivatives Not Designated as Hedging Instruments:
Corn commodity contracts
Amount of gain (loss) recognized in earnings (a)	$(7,602)	$6,445
Wheat commodity contracts
Amount of gain (loss) recognized in earnings (a)		523
Pekin Natural gas contracts
Amount of gain (loss) recognized in earnings (a)	(7,642)
Derivatives De-Designated as Hedging Instruments:
Wheat commodity contracts
Amount of gain (loss) recognized in earnings (b)	(260)
Amount of gain (loss) reclassified from accumulated other comprehensive income into earnings before Atchison Mill closure(c)	2,485	(1,092)
Amount of gain (loss) reclassified from accumulated other comprehensive income into earnings after Atchison Mill Closure(d)	1,108
Corn commodity contracts
Amount of gain (loss) recognized in earnings (b)		2,646
Derivatives Designated as Hedging Instruments:
Corn commodity contracts
Amount of gain (loss) deferred into accumulated other comprehensive income. (e)		8,458	(1,985)
Amount of gain (loss) reclassified from accumulated other comprehensive income into earnings.(e)		7,504	(1,646)
Ineffectiveness recognized in earnings (f)		804	(1,501)
Wheat commodity contracts
Amount of gain (loss) deferred into accumulated other comprehensive income. (e)		3,414
Amount of gain reclassified from accumulated other comprehensive income into earnings. (e)
Ineffectiveness recognized in earnings (f)		(180)
Natural gas commodity contracts
Amount of gain (loss) deferred into accumulated other comprehensive income. (e)			(2,003)
Amount of gain reclassified from accumulated other comprehensive income into earnings. (e)			(1,319)
Ineffectiveness recognized in earnings (f)			(246)

(a)          Mark-to-market gain (loss) on derivatives not designated as hedging instruments is recognized in current earnings in cost of sales for commodity contracts.

(b)         Subsequent mark-to-market gain (loss) on derivatives de-designated as hedging instruments is recognized in current earnings in cost of sales for commodity contracts.

(c)          Gain (loss) on wheat commodity contracts reclassified from accumulated other comprehensive income (“AOCI”) into earnings was recognized in cost of sales prior to closure of the Atchison Mill.

(d)         Gain (loss) on wheat commodity contracts reclassified from AOCI into earnings was recognized in other restructuring costs subsequent to closure of the Atchison Mill.

(e)          Gain (loss) on wheat, corn and natural gas commodity contracts reclassified from AOCI was recognized in cost of sales.

(f)            Gain (loss) on ineffectiveness on wheat, corn and natural gas commodity contracts was recognized in current earnings in cost of sales.

Counterparty credit risk.  We enter into commodity derivatives through a broker with a diversified group of counterparties.  As these commodity derivatives currently represent a liability, there is no risk of counterparty credit risk.  Under the terms of the Company’s account with its broker, it is required to maintain a cash margin account as collateral to cover any shortfall in the market value of derivatives, which has been accounted for as restricted cash in the consolidated balance sheets.

NOTE 17:              RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 132(R)-1 which amends FASB No. 132(R), “Employers’ Disclosures About Pensions and Other Postretirement Benefits.”  This FSP requires more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets.  The Company will be required to adopt these new requirements as of the fiscal year ended after December 31, 2009 and provide this additional information at that time.  The adoption will have no impact on the Company’s financial position or net earnings.

In June 2009, the FASB issued FASB Statement Number 165 Subsequent Events (“FASB 165”).  FASB 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company will be required to adopt this new standard beginning in the first quarter of fiscal 2010.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, but the rules concerning recognition and disclosure of subsequent events will remain essentially unchanged. SFAS No. 165 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of SFAS No. 165 for the quarter ended June 30, 2009. The adoption of these provisions did not have a material effect on the Consolidated Financial Statements. The Company has evaluated subsequent events through September 10, 2009, the date the financial statements were issued. Events occurring after this date have not been evaluated.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 168 authorizes the FASB Accounting Standards Codification™ (“Codification”) to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws remain sources of authoritative GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. All guidance contained in the Codification carries an equal level of authority. Certain accounting treatments that entities have followed, and continue to follow, which are not part of the Codification are grandfathered because they were adopted before a certain date or certain accounting standards have allowed for the continued application of superseded accounting standards. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company’s adoption of SFAS No. 168 is not expected to have a material impact on the Consolidated Financial Statements.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting should be considered participating securities.  As participating securities, these instruments should be included in the earnings allocation in computing basic earnings per share under the two-class method described in SFAS No. 128, Earnings per Share.  The Company will implement EITF 03-06-1 effective July 1, 2009. The Company’s unvested restricted stock awards contain rights to dividends prior to vesting.  Upon adoption of FSP EITF 03-6-1, the Company will adjust its weighted average common shares outstanding and earnings per share data for the quarter ended September 30, 2008 to confirm with the provisions in FSP EITF 03-6-1.

NOTE 18:                 OTHER BALANCE SHEET CAPTIONS

Inventories.  Inventories consist of the following: (in thousands)

	June 30, 2009	June 30, 2008

Raw materials	$1,216	$16,211
Finished goods	9,977	33,185
Maintenance materials	5,831	6,356
Derivative instruments	(268)	2,271
Other	3,644	5,597
Total	$20,400	$63,620

Property and Equipment. Property and equipment consist of the following: (in thousands)

(See notes 9 and 10)

	June 30, 2009	June 30, 2008

Land, buildings and improvements	$35,563	$49,109
Transportation equipment	2,105	3,270
Machinery and equipment	124,930	260,153
Construction in progress	747	3,250
Total Cost	163,345	315,782
Less accumulated depreciation	(100,036)	(206,808)
Total	$63,309	$108,974

Accrued Expenses. Accrued expenses consist of the following: (in thousands)

	June 30, 2009	June 30, 2008

Employee benefit plans (Note 7)	$839	$2,515
Salaries and wages	973	1,889
Restructuring charges — current portion	2,101	—
Property taxes	702	825
Other expenses	1,361	1,353
Total	$5,976	$6,582

NOTE 19:              SUBSEQUENT EVENTS

The Company has evaluated subsequent events through September 10, 2009, the date of the Financial Statements.  On July 21, 2009, the Company entered a new revolving Credit and Security Agreement with Wells Fargo Bank, National Association (“New Credit Agreement”).  The New Credit Agreement, which matures in July 2012, generally provides for a Maximum Line of Credit of $25,000, subject to borrowing base limitations.  At  September 4, 2009, approximately $13,328 was outstanding and  $6,521 was available under the New Credit Agreement .  Borrowings under the New Credit Agreement bear interest, payable monthly, at a variable rate equal to Daily Three Month LIBOR plus 5%, but not less than 5.5%. During a default period, the interest rate may be increased by 3% at the lender’s discretion. The New Credit Agreement provides for minimum interest of $500 annually, an unused line fee of .50% per annum and origination fees, letter of credit fees and other administrative fees.  If the Company terminates the facility prior to the maturity date or the lender terminates during a default period, there is a prepayment fee of 3% if the termination occurs prior to the first anniversary date, declining to 1% if the termination occurs after the second anniversary of the initial funding. The New Credit Agreement is secured by a security interest in substantially all of the Company’s personal property other than its Kansas City, Kansas equipment, by mortgages on its owned  real estate assets, other than its Kansas City, Kansas facility.  The New Credit Agreement contains various covenants, including covenants which generally restrict dividends and increases in bonuses and salaries and prohibit liens, other than permitted liens, indebtedness, except existing indebtedness and indebtedness to the lender, and investments in other persons.

Under the New Credit Agreement, the Company must meet specified monthly, cumulative net income requirements (aggregating $3,500 for fiscal year 2010 and $1,000 for the first quarter of fiscal 2011), is limited in the amount of capital expenditures it may make annually ($4,500) and must meet, at fiscal year end,  a minimum debt service coverage ratio ( (a) the sum of (i) funds from operations (net income plus depreciation and amortization, plus or minus increases or decreases in deferred income taxes and LIFO reserves, plus other non-cash items) plus (ii) interest expense minus (iii) unfinanced capital expenditures minus (iv) dividends and distributions paid during the period, divided by (b) the sum of  (i) current maturities of long term debt plus (ii) interest expense) of not less than 1.15 to 1.0.   The lender has significant lending discretion under the New Credit Agreement; it may modify the Company’s borrowing base and various components thereof in its reasonable discretion, thereby affecting the amount of credit available to the Company.   The lender may terminate or accelerate the Company’s obligations under the New Credit Agreement upon the occurrence of various events in addition to payment defaults and other breaches, including such matters as over advances arising from reductions in the borrowing base, certain changes in the Board, failure to pay taxes when due, defaults under other material debt, lease or other contracts and, for a period of one year after July 21, 2009,  the Company’s CEO ceasing to be actively engaged in the Company’s day to day business activities, or thereafter if the Company’s fails to hire a successor acceptable to the lender within 90 days.

The New Credit Agreement also includes provisions that limit or restrict our ability to:

•                  incur additional indebtedness;

•                  pay dividends to stockholders or purchase stock;

•                  make investments;

•                  dispose of assets;

•                  make capital expenditures;

•                  create liens on our assets; or

•                  merge or consolidate.

On July 21, 2009, the initial funding date, the Company drew $15,940 under the New Credit Facility to pay all obligations under the former credit facility, and this facility was terminated on this date.

On July 20, 2009, the Bank of Atchison, which previously had loaned the Company $1,500, agreed to loan the Company an additional $2,000.  The note for this loan is secured by a mortgage and security interest on the Company’s Atchison plant and equipment and its Atchison Flour Mill equipment and Onaga plant equipment.  The note bears interest at 6% over the three year treasury index, adjustable quarterly, and is payable in 84 monthly installments of $32, with any balance due on the final installment.  The Company’s President and Chief Executive Officer, Mr. Newkirk, is a director of the Bank.

On July 20, 2009, the Cloud L. Cray, Jr. Trust agreed to extend the maturity date of the Company’s note to it from March 2010 to March 2011.

On July 21, 2009, the Company and Central Illinois Light Company (“CILCO”) entered a restructuring agreement dated as of July 20, 2009 whereby the Company acknowledged that it owed Central Illinois $11,614 under a steam agreement, a gas agreement and a delivery service agreement at its temporarily idled Pekin, Illinois facility.  The note bears interest at 9%, payable monthly commencing August 14, 2009.   Principal is payable in 18 equal monthly installments, with the first installment due on October 14, 2009. The note is secured by an assignment of an anticipated income tax refund of approximately $5,500.  After application of the refund to the note, the monthly principal payment will be recalculated.  The Company also gave CILCO a second mortgage on its Pekin,

Illinois plant. To accommodate this, the Cloud L. Cray, Jr. Trust agreed to subordinate its lien on the plant to the liens of Exchange National Bank & Trust Co. of Atchison and CILCO.

In the Restructuring Agreement, the parties agreed to terminate the steam agreement relating to its Pekin facility effective June 30, 2009.  As a result, the Company will have no future charges under the steam agreement, which otherwise had a term expiring in February 2011. The Company agreed with CILCO that should the Company reopen its facility in Pekin, it would negotiate a new agreement under which the Company would be responsible for start-up costs of the boiler plant that generated the steam supplied under the steam agreement and ongoing staffing requirements and a new schedule of charges reflective of increased costs of operating and maintaining the boiler plant.  However, the Restructuring Agreement provides that neither party will be liable to the other for failure to execute a new agreement, and a failure to do so will not affect the Company’s obligations under the note and related agreements it has entered with CILCO.

In connection with the New Credit Agreement, CILCO,  the Union Pacific Railroad and the Cloud L. Cray, Jr.  Trust entered into subordination agreements with Wells Fargo Bank, National Association that generally restrict their ability to demand or accept payment of debt due them under their loan agreements with the Company until Wells Fargo Bank is paid in full.  Union State Bank entered into an intercreditor agreement with Wells Fargo Bank in which it agreed not to commence an enforcement action under its loan agreement with the Company until expiration of a 180 day standstill period.  Exchange National Bank & Trust Co. of Atchison, which has a leasehold mortgage on the Company’s executive office building and technical center, agreed with Wells Fargo that if Exchange Bank  acquired possession of such facilities through foreclosure it would give Wells Fargo access for 180 days to dispose of its collateral. The Cloud L. Cray, Jr., Trust also entered into subordination agreements with Union State Bank and Exchange National Bank & Trust Co. of Atchison

On August 21, 2009, we sold our Kansas City, Kansas, facility to Sergeant’s Pet Care Products, Inc for  $3,585, with potential additional payments over the next three years based on Sergeant’s income from sales of our existing products to our existing customers during that period.  Such payments will be 40% of Sergeant’s pet treat income, as defined,  in the first year after closing, declining to 10% of such pet treat income in the third year.   The sale to Sergeant’s includes all equipment used for the production and packaging of pet-related products, which principally include extruded plant-based resins and finished pet treats. We will retain ownership of equipment that is used for the production of our Wheatex® textured wheat proteins, which are sold for use in meat extension and vegetarian product applications.  This equipment is located in a separate section of the facility that will be leased to us for a period of three years and will be operated by a subsidiary of  Sergeants under a toll manufacturing arrangement.

On August 25, 2009, the Company was required to make a deposit of approximately $1,600 to its insurance carrier.  This deposit secured the Company’s obligations under surety bonds maintained to meet regulatory requirements for distillery operations.  Funds for this deposit were borrowed under the terms of the New Credit Agreement.  Also in August, the Company received $325 as a deposit refund from a vendor.

On September 3, 2009, Exchange National Bank & Trust Co. of Atchison agreed to extend the due date on its 7% secured promissory note from September 3, 2009 to July 5, 2010.

NOTE 20.                  QUARTERLY FINANCIAL DATA (Unaudited)

	2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data amounts)

Net sales	$49,152	$54,562	$73,242	$99,020
Cost of sales: Product costs	42,921	52,365	91,443	115,707
Loss on natural gas contract	89	2,106	5,447	—
Total cost of sales	43,010	54,471	96,890	115,707
Gross profit	6,142	91	(23,648)	(16,687)
Selling, general and administrative	4,482	5,067	5,737	6,115
Other operating costs	2,618	2,076	—	—
Impairment of long-lived assets	1,351	—	8,931	—
Severance and early retirement costs	—	—	3,288	—
Other restructuring costs	—	—	5,241	—
Loss from operations	(2,309)	(7,052)	(46,845)	(22,802)
Other income, net	17	21	33	41
Interest expense	(671)	(705)	(797)	(728)
Equity in loss of joint venture	(35)	(45)	(18)	(16)
Income (loss) before taxes	(2,998)	(7,781)	(47,627)	(23,505)

Provision (benefit) for income taxes	(82)	(1,533)	(4,911)	(6,262)
Net income (loss)	$(2,916)	$(6,248)	$(42,716)	$(17,243)

Per Share Data(i)
Total basic earnings (loss) per common share	$(0.18)	$(0.38)	$(2.58)	$(1.04)
Total diluted earnings (loss) per common share	$(0.18)	$(0.38)	$(2.58)	$(1.04)

Dividends per Common Share	$—	$—	$—	$—

Stock price ranges:
Common
-High	$3.10	$0.96	$2.91	$6.35
-Low	$0.80	$0.50	$0.60	$2.84

(i)            Total basic loss per common share does not equal the annual amount of $(4.17) due to rounding.

	2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data amounts)

Net sales	$104,227	$106,694	$93,995	$87,977
Cost of sales	112,792	102,954	90,799	82,117
Gross profit	(8,565)	3,740	3,196	5,860
Selling, general and administrative	6,609	6,532	4,815	6,279
Write off of assets	1,546	—	—	—
Impairment of long-lived assets	—	8,100	—	—
Income from operations	(16,720)	(10,892)	(1,619)	(419)
Other income, net	(69)	456	(76)	190
Gain on settlement of litigation, net of related expenses	—	—	7,046	—
Interest expense	(450)	(359)	(405)	(276)
Income (loss) before taxes	(17,239)	(10,795)	4,946	(505)

Provision (benefit) for income taxes	(7,250)	(4,166)	(283)	(152)
Net income (loss)	$(9,989)	$(6,629)	$5,229	$(353)

Per Share Data(i)
Total basic earnings (loss) per common share	$(0.60)	$(0.40)	$0.32	$(0.02)
Total diluted earnings (loss) per common share	$(0.60)	$(0.40)	$0.31	$(0.02)

Dividends per Common Share	$0.10	$—	$0.15	$—

Stock price ranges:
Common
-High	$8.10	$10.28	$10.30	$18.10
-Low	$5.80	$6.16	$6.13	$10.13

(i)            Total basic loss per common share does not equal the annual amount of $ (0.71) due to rounding.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

KPMG LLP was first appointed as the Company’s accountant in September 2008.  BKD, LLP was previously the principal accountant for the Company.  On September 17, 2008, the Audit Review Committee of the Company’s Board of Directors approved the dismissal of BKD, LLP and the engagement of KPMG LLP as the Company’s independent registered public accounting firm.  KPMG completed its prospective client evaluation process on September 18, 2008.

The audit reports of BKD, LLP on the consolidated financial statements as of June 30, 2008 and July 1, 2007 and for the years then ended contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle, except that (i) both reports noted that in 2007, the Company changed its method of accounting for pension and post-retirement benefits, and (ii) the report on the consolidated financial statements as of June 30, 2008 noted that (a) the Company changed its measurement date used to account for its defined benefit post-retirement benefit plan and (b) the Company changed its method of accounting for uncertain tax positions.  The post-retirement plan changes resulted from the release by the Financial Accounting Standards Board (“FASB”) of Statement of Financial Accounting Standards Statement No. 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), and the change in method of accounting for uncertain tax positions resulted from the Company’s adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109.

The audit reports of BKD, LLP on management’s assessment of the effectiveness of internal control over financial reporting and on the effectiveness of internal control over financial reporting as of July 1, 2007 and June 30, 2008, respectively, did not contain an adverse opinion or disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principle.

During the Company’s fiscal years ended July 1, 2007 and June 30, 2008 and through September 17, 2008, (i) there were no “disagreements” (as defined in Item 304(a)(1)(iv) of regulation S-K and related instructions) with BKD, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of BKD, LLP, would have caused it to make references to the subject matter of the disagreement in connection with its report, and (ii) there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K), except for a material weakness related to the recognition of deferred income, which management identified in connection with its  evaluation required by paragraph (d) of Regulation 13(a)-15 that occurred during the third quarter of fiscal 2008.  The Company believes that the material weakness was remediated as of March 31, 2008 and, as indicated above, BKD, LLP issued an unqualified report on the Company’s internal control over financial reporting as of June 30, 2008.   The Audit Review Committee discussed the material weakness with BKD, LLP, and the Company has authorized BKD, LLP to respond fully to inquiries from KPMG LLP. During fiscal year 2009, there have been no reportable events.

During the fiscal years ended July 1, 2007 and June 30, 2008 and through September 17, 2008, the Company did not consult with KPMG LLP regarding either the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on the Company’s financial statements, or a reportable event as defined above.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the fiscal year, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

REPORT ON INTERNAL CONTROLS

Management’s Annual Report on Internal Control Over Financial Reporting and our registered public accounting firm’s attestation report on our internal control over financial reporting can be found under Item 8.

CHANGES IN INTERNAL CONTROLS

There has been no change in the Company’s internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect MGP Ingredients, Inc.’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable

PART III

ITEM 10.  DIRECTORS AND CORPORATE GOVERNANCE

Incorporated by reference to the information under Election of Directors at pages 2 to 5 of the Proxy Statement, the information relating to the Audit Committee in the first paragraph of Certain Information Concerning The Board And Its Committees — Standing Committees; Meetings; Independence at page 5 of the Proxy Statement and in the second paragraph of Certain Information Concerning The Board And Its Committees — Audit Review Committee at page 6 of the Proxy Statement, and Section 16(a) Beneficial Ownership Reporting Compliance at page 26 of the Proxy Statement.

The Company has adopted a code of ethics that applies to all its employees, including the principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy is filed as an exhibit to this report.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference to the information in Executive Compensation and Other Information, at pages  9-24 of the Proxy Statement,  the information relating to the Human Resources and Compensation Committee in the first paragraph of Certain Information Concerning The Board And Its Committees — Standing Committees; Meetings; Independence at page 5 of the Proxy Statement and Certain Information concerning the Board and its Committees — Compensation Committee Interlocks and Insider Participation and Human Resources and Compensation Committee Report at page 8 of the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the information under Principal Stockholders on pages 24 to 26 of the Proxy Statement.

The following is a summary of securities authorized for issuance under equity compensation plans as of June 30, 2009:

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average of exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)
Equity compensation plans approved by security holders	276,600	$5.28	64,940
Equity compensation plans not approved by security holders	—	—	—
Total	276,600	$5.28	64,940

(1)  Of these securities, as of June 30, 2009,  40,907 shares may also be issued as performance or restricted stock awards under the terms of the Stock Incentive Plan of 2004.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the information in the third paragraph under Certain Information Concerning the Board and its Committees — Standing Committees; Meetings; Independence on page 5 of the Proxy Statement and to the information under Related Transactions on page 26 of the Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the information under Audit and Certain Other Fees Paid Accountants at page 43 of the Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                                  The following documents are filed as part of this report:

(1)                                Financial Statements:

KPMG, LLPs and BKD, LLPs Reports on Financial Statements.
Consolidated Statements of Income — for the Three Years Ended June 30, 2009, June 30, 2008 and July 1, 2007.
Consolidated Balance Sheets at June 30, 2009, June 30, 2008 and July 1, 2007
Consolidated Statements of Stockholders’ Equity — for the Three Years Ended June 30, 2009, June 30, 2008 and July 1, 2007.
Consolidated Statements of Cash Flow — for the Three Years Ended June 30, 2009, June 30, 2008 and July 1, 2007.
Notes to Consolidated Financial Statements.

(2)                                Financial Statement Schedules:

BKD, LLP’s Report on Financial Statement Schedules:
II — Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the information is contained in the Consolidated Financial Statements or notes thereto.

(3)                                The exhibits required by Item 601 of Regulation S-K (paragraph (b) below).

(b)                                 Exhibits:

*2	Asset Purchase Agreement between the Company and Sergeants Pet Care Products, Inc.

3.1	Articles of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-17196))

3.2	Bylaws of the Company (Incorporated by Reference to Exhibit 3.2 of the Company’s Annual Report on Firm 10-K for the Fiscal Year ended June 30, 2008 (file number 0-17196))

*4.1	Credit and Security Agreement dated July 21, 2009 between the Company . and Wells Fargo Bank, National Association and Revolving Note

*4.1.1	Patent and Trademark Security Agreement dated as of July 21, 2009 between the Company. and Wells Fargo Bank, National Association

*4.1.2	Assignment of Membership Interests dated as of July 21, 2009 between the Company and Wells Fargo Bank, National Association, relating to Firebird Acquisitions, LLC

*4.1.3	Stock Pledge Agreement dated as of July 21, 2009 between the Company and Wells Fargo Bank, National Association, relating to stock of Midwest Grain Pipeline, Inc.

*4.1.4	Control Agreement and Assignment of Hedging Account among Wells Fargo Bank, National Association, the Company and ADM Investor Services, Inc.

4.1.5

Form of Mortgage relating to the Company’s Onaga in favor of Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1.6 below, which is being filed in the same form in Pottawatomie County, Kansas)

*4.1.6

Amended and Restated Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated as of August 31, 2009 relating to the Company’s Atchison facility in favor of Wells Fargo Bank, National Association.

*4.1.7	Mortgage relating to the Company’s Pekin facility dated August 19, 2009 in favor of Wells Fargo Bank, National Association

4.1.8

Form of Mortgage relating to a tract of land owned by the Company in Wyandotte County, Kansas in favor of Wells Fargo Bank, national Association (Incorporated by reference to Exhibit 4.1.6 above, which is being filed in the same form in Wyandotte County, Kansas)

*4.1.9	Consent and Release dated August 19, 2009 between Wells Fargo Bank, National Association and the Company

*4.2	Restructuring Agreement dated July 20, 2009 between Central Illinois Light Company and the Company .

*4.2.1	Promissory Note from the Company to Central Illinois Light Company dated July 20, 2009 in the initial principal amount of $11,614,197

*4.2.2	Assignment of Income Tax Refunds and Proceeds dated July 20, 2009 from the Company to Central Illinois Light Company

*4.2.3	Waiver Agreement among the Company, Cloud L. Cray, Jr. Trust and Central Illinois Light Company

*4.2.4	Subordination agreement between Central Illinois Light Company and Wells Fargo Bank, National Association

*4.2.5	Mortgage dated August 14, 2009 relating to the Company’s Pekin facility in favor of Central Illinois Light Company

*4.2.6	Subordination Agreement dated August 14, 2009 among the Company, Cloud L. Cray, Jr. Trust, Exchange National Bank & Trust Co. of Atchison and Central Illinois Light Company.

*4.3	Promissory Note from the Company to Union Pacific Railroad Company dated May 3, 2009 in the initial principal amount of $997,545

*4.3.1	Subordination Agreement between Union Pacific Railroad Company and Wells Fargo Bank, National Association

*4.4	Promissory Note from the Company to Exchange National Bank & Trust Co. of Atchison dated April 15, 2009 in the initial principal amount of $2,800,000

*4.4.1

Leasehold Mortgage, Security Agreement and Fixture Filing dated April 15, 2009 from the Company to Exchange National Bank & Trust Co. of Atchison securing note in item 4.4 relating to executive office building and new technical center in Atchison, Ks.

*4.4.2	Mortgage dated April 15, 2009 from the Company to Exchange National Bank & Trust Co. of Atchison securing the note in Item 4.4 relating to Pekin, Plant

*4.4.3

Pledge and Security Agreement dated April 15, 2009 of Taxable Industrial Revenue Bond, Series 2006 (MGP Ingredients Project) from the Company to Exchange Bank & Trust Co. of Atchison securing the note in Item 4.4

*4.4.4	Mortgagee’s Disclaimer and Consent dated July 17, 2009 between Exchange National Bank & Trust Co. of Atchison and Wells Fargo Bank, National Association

*4.4.5	Commercial Loan Extension Agreement dated September 3, 2009 between the Company and Exchange National Bank & Trust Co. of Atchison

*4.5	Commercial Loan Agreement dated March 31, 2009 between the Company and Union State Bank of Everest

*4.5.1	Promissory Note dated March 31, 2009 from the Company to Union State Bank of Everest in the initial principal amount of $1,500,000

*4.5.2	Commercial Security Agreement from the Company to Union State Bank of Everest dated March 31, 2009

*4.5.3	Amendment to Commercial Security Agreement dated as of July 20, 2009 between the Company and Union State Bank of Everest

*4.5.4	Mortgage dated March 31, 2009 from the Company to Union State Bank of Everest relating to the Atchison flour mill and the Onaga plant securing the note referred to in Item 4.5

*4.6	Promissory Note dated July 20,2009 from the Company to Union State Bank of Everest in the initial principal amount of $2,000,000

*4.6.1	Commercial Security Agreement dated July 20, 2009 from the Company to Union State Bank of Everest of Everest relating to equipment at Atchison Plant and flour mill and Onaga plant

*4.6.2	Mortgage dated July 20, 2009 from the Company to Union State Bank of Everest relating to the Atchison plant.

*4.7	Intercreditor Agreement between Wells Fargo Bank, National Association and Union State Bank of Everest

*4.8	Subordinated Secured Promissory Note dated March 27, 2009 from the Company to Cloud L. Cray, Jr. Trust

*4.8.1	Amendment No. 1 dated July 20, 2009 to Subordinated Secured Promissory Note dated March 27, 2009

*4.8.2	Mortgage, Assignment of Leases, Security Agreement and Fixture Filing Financing Statement dated March 27, 2009 from the Company to Cloud L. Cray, Jr. Trust relating to Atchison plant

*4.8.3	Mortgage, Assignment of Leases, Security Agreement and Fixture Filing Financing Statement dated March 27, 2009 from the Company to Cloud L. Cray, Jr. Trust relating to Pekin plant

*4.8.4	Subordination Agreement dated July 17, 2009 between Cloud L. Cray, Jr. Trust and Union State Bank of Everest

*4.8.5	Subordination Agreement dated July 16, 2009 between Cloud L. Cray, Jr. Trust and Exchange National Bank & Trust Co. of Atchison

*4.8.6	Subordination Agreement dated July 16, 2009 between Cloud L. Cray, Trust and Wells Fargo Bank, National Association

*4.8.7	Mortgagee’s Consent from Cloud L. Cray, Jr. Trust to Wells Fargo Bank, National Association

4.9

Credit Agreement dated May 5, 2008 among MGP Ingredients, Inc., MGP Ingredients of Illinois, Inc., and Midwest Grain Pipeline, Inc., as Borrowers, Commerce Bank, N.A., as Agent, Issuing Bank, Swingline Lender and a Bank and the Lenders from time to time Party thereto (Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2008). [THE CREDIT AGREEMENT AND RELATED NOTES WERE PAID ON JULY 21, 2009 WITH PROCEEDS OF LOAN FROM WELLS FARGO BANK

4.9.1

First Amendment to Credit Agreement dated as of September 3, 2008 (Incorporated by reference to Exhibit 4.1.1 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2008 (file number 0-17196))

4.9.2

First Amendment to Security Agreement dated as of September 3, 2008 (Incorporated by reference to Exhibit 4.1.2 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2008 (file number 0-17196))

4.9.3

Amended and Restated Revolving Credit Note dated as of September 3, 2008 to Commerce Bank, N.A. (Incorporated by reference to Exhibit 4.1.3 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2008 (file number 0-17196))

4.9.4

Amended and Restated Revolving Credit Note dated as of September 3, 2008 to BMO Capital Markets Financing, Inc. (Incorporated by reference to Exhibit 4.1.4 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2008 (file number 0-17196))

4.9.5

Amended and Restated Revolving Credit Note dated as of September 3, 2008 to National City Bank (Incorporated by reference to Exhibit 4.1.5 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2008 (file number 0-17196))

4.9.6

Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated as of September 3, 2008 (Incorporated by reference to Exhibit 4.1.6 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2008 (file number 0-17196)) [RELEASED]

4.9.7	Second Amendment to Credit Agreement, dated as of November 7, 2008 (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed November 12, 2008 (file number 0-17196))

4.9.7.1

Second Amendment to Security Agreement, dated as of November 7, 2008 (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed November 12, 2008 (file number 0-17196))

4.9.8

Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing with respect to the Company’s Onaga, Kansas facility, dated November 7, 2008 (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed November 12, 2008 (file number 0-17196)) RELEASED]

4.9.9	Third Amendment to Credit Agreement dated as of December 19, 2008 (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 22, 2008 (file number 0-17196))

4.9.10	Fourth Amendment to Credit Agreement dated as of February 27, 2009 (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed March 3, 2009 (file number 0-17196))

4.9.11

Letter Agreement dated March 11, 2009 with Commerce Bank N.A., as Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed March 16, 2009(file number 0-17196))

4.9.12	Fifth Amendment to Credit Agreement (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed March 16, 2009 (file number 0-17196))

4.9.13

Sixth Amendment to Credit Agreement dated March 26, 2009 (including form of note to Cloud L. Cray Jr. Trust and related Subordination Agreement as exhibits) (Incorporated by reference to Exhibit 4.4 of the Company’s Quarterly Report on Form 10-Q for the period ended march 31, 2009 (file number 0-17196))

4.9.14	Seventh Amendment to Credit Agreement dated June 15, 2009 (Incorporated by reference to Exhibit 4 of the Company’s Current Report on Form 8-K filed June 16, 2009 (file number 0-17196))

4.9.15

Waiver letter dated September 16, 2008 from GE Government Public Finance Inc. and General Electric Capital Corporation (Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 (file number 0-17196)

4.9.16

Letter dated October 31, 2008 from Commerce Bank extending standstill period under Credit Agreement to November 10, 2008. (Incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 (file number 0-17196))

4.9.17

Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated December 23, 2008 from MGP Ingredients, Inc. to Commerce Bank, N.A., as agent, relating to vacant land property in Kansas City, Kansas . (Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008 (file number 0-17196)) [RELEASED]

4.9.18

Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated November 7, 2008 from MGP Ingredients, Inc. to Commerce Bank, N.A., as agent, relating to certain property in Atchison, Kansas (excluding new corporate office and technology center) . (Incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008 (file number 0-17196)) [RELEASED]

4.9.19

Commodity Account Control Agreement dated as of November 19, 2008 among MGP Ingredients, Inc., Commerce Bank, N.A., as agent and ADM Investor Services, Inc. . (Incorporated by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008 (file number 0-17196))(Terminated)

4.9.20

May 1, 2009 waiver letter from Agent under the Credit Agreement. (Incorporated by reference to Exhibit 4.5 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 (file number 0-17196))

*4.9.21	Stand Down Extension Agreement letter dated July 17, 2009

4.10

Security Agreement dated May 5, 2008, among MGP Ingredients, Inc., MGP Ingredients of Illinois, Inc., and Midwest Grain Pipeline, Inc., as Borrowers and Commerce Bank, N.A., a national banking association, in its capacity as Agent under the Credit Agreement referred to in Exhibit 4.9 (Incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2008). (Terminated)

4.11

Promissory Note to GE Capital Public Finance dated September 24, 2004 and related Security Agreement dated as of September 24, 2004, as amended by Addendum No. 001 (Incorporated by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 ( file number 0-17196))

4.12

Addendum 002 to Security Agreement dated as of September 24, 2004 filed as exhibit 4(f) (Incorporated by reference to Exhibit 4(g) of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2005 (file number 0-17196))

4.13

Addendum 003, dated August 31, 2005, to Security Agreement dated as of September 24, 2004 filed as exhibit 4(f) (Incorporated by reference to Exhibit 4(h) of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 20, 2005 (file number 0-17196))

4..14

Promissory Note to General Electric Capital Corporation dated as of September 29, 2005 (Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (file number 0-17196))

4.15

Security Agreement to General Electric Capital Corporation dated as of September 29, 2005 (Incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 ( file number 0-17196))

4.16

Cross-Collateral and Cross-Default Agreement dated as of September 29, 2005 in favor of General Electric Capital Corporation and GE Capital Public Finance (Incorporated by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 ( file number 0-17196))

4.17

Trust Indenture Dated as of December 28, 2006 relating to $7,000,000 Taxable Industrial Revenue Bonds Series 2006 (MGP Ingredients Project (Incorporated by Reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2006 (file number 0-17196))

4.18

Lease dated as of December 28, 2006 between the City of Atchison, as Issuer and MGP Ingredients, Inc., as tenant relating to $7,000,000 Taxable Industrial Revenue Bonds Series 2006 (MGP Ingredients Project (Incorporated by Reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2006 (file number 0-17196))

4.19	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the Commission upon request.

9.1	Copy of Cray Family Trust (Incorporated by reference to Exhibit 1 of Amendment No. 1 to Schedule 13D of Cloud L. Cray, Jr. dated November 17, 1995))

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

10.2

Copy of MGP Ingredients, Inc. Stock Incentive Plan of 1996, as amended as of August 26, 1996 (Incorporated by reference to Exhibit A to the Company’s Notice of Annual Meeting and Proxy Statement filed September 17, 1996))

10.3

Copy of amendment to MGP Ingredients, Inc. Stock Incentive Plan of 1996 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (file number 0-17196))

10.4

Form of Stock Option with respect to stock options granted under the MGP Ingredients, Inc. Stock Incentive Plan of 1996 (Incorporated by reference to Exhibit 10(e) to the Company’s Form 10-K for the year ended June 30, 1996 (file number 0-17196))

10.5

Copy of MGP Ingredients, Inc. 1996 Stock Option Plan for Outside Directors, as amended as of August 26, 1996 (Incorporated by reference to Exhibit B to the Company’s Notice of Annual Meeting and Proxy Statement filed September 17, 1996))

10.6

Copy of amendment to MGP Ingredients, Inc. 1996 Stock Option Plan for Outside Directors (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (file number 0-17196))

10.7

Copy of MGP Ingredients, Inc. 1998 Stock Incentive Plan for Salaried Employees (Incorporated by reference to Appendix A to the Company’s Notice of Annual Meeting and Proxy Statement dated September 17, 1998, filed with the Securities and Exchange Commission on September 15, 1998))

10.8

Form of Stock Option with respect to stock options granted under the MGP Ingredients, Inc. 1998 Stock Incentive Plan for Salaried Employees (Incorporated by reference to Exhibit 10(e) to the Company’s Form 10-K for the year ended June 30, l996 (file number 0-17196))

10.9

Copy of amendments to Options granted under MGP Ingredients, Inc. Stock Option Plans (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (file number 0-17196))

10.10

Form of Option Agreement for the grant of Options under the MGP Ingredients, Inc. 1996 Stock Option Plan for Outside Directors, as amended (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (file number 0-17196))

10.11

Form of Amended Option Agreements for the grant of Options under the MGP Ingredients, Inc. 1998 Stock Incentive Plan for Salaried Employees (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (file number 0-17196))

10.12

Form of Option Agreement for the grant of Options under the MGP Ingredients, Inc. Stock Incentive Plan of 1996, as amended (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (file number 0-17196))

10.13

Form of Incentive Stock Option Agreement approved on December 7, 2000, for use thereafter under the Stock Incentive Plan of 1996 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2000 (file number 0-17196))

10.14

Form of Incentive Stock Option Agreement approved on December 7, 2000 for use thereafter under the 1998 Stock Incentive Plan for Salaried Employees (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2000 (file number 0-17196))

10.15

Form of Memorandum of Agreement Concerning Options approved on December 7, 2000 between the Company and certain members of senior management, including the following named executive officers: Ladd M. Seaberg, Randall M. Schrick and Dr. Sukh Bassi (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended December 31, 2000 (file number 0-17196))

10.16

Lease Agreement dated as of August 1, 2001 among GE Capital Public Finance, Inc., The Unified Government of Wyandotte County/Kansas City, Kansas, and MGP Ingredients, Inc. (Incorporated by reference to Exhibit 10(q)(1) of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 (file number 0-17196)) Said lease makes reference to Note Agreement dated as of August 1, 1993, providing for the issuance and sale of $25 million of 6.68% term notes (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 10-Q for the quarter ended September 30, 1993 (file number 0-17196))

10.17

Amendment No. 1 dated as of July 1, 2003, to Lease Agreement referred to in Item 10(q)(1) among General Electric Capital Corporation, as assignee and successor-in-interest to GE Capital Public Finance, Inc., The Unified Government of Wyandotte County/Kansas City, Kansas and MGP Ingredients, Inc. (Incorporated by reference to Exhibit 10(q)(2) of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 (file number 0-17196))

10.18

Form of Memorandum of Agreement Concerning Options approved on December 10, 2001 between the Company and certain members of senior management, including the following named executive officers: Ladd M. Seaberg, Randall M. Schrick and Dr. Sukh Bassi (Incorporated by reference to Exhibit 10 to the Company’s form 10-Q for the quarter ended December 31, 2001 (file number 0-17196))

10.19

Lease dated December 16, 1993 between MGP Ingredients, Inc. and Cilcorp Development Services Inc. (Incorporated by reference to Exhibit 10(s) to the Company’s report on Form 10-K for the fiscal year ended June 30, 2002 (File No. 0-17196))

10.20

Steam Heat Service Agreement dated December 16, 1993 between MGP Ingredients, Inc. and Cilcorp Development Services Inc. (Incorporated by reference to Exhibit 10(t) to the Company’s report on Form 10-K for the fiscal year ended June 30, 2002 (File No. 0-17196))(Terminated by Restructuring Agreement attached as Exhibit 4.2 to this Report.)

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

10.23

Agreement with Ladd M. Seaberg as to Award of Restricted Shares Granted under the Stock Incentive Plan of 1996 and the 1998 Stock Incentive Plan for Salaried Employees (Similar agreements have been made with the following named executive officers as to the number of shares indicated following their respective names: Michael J. Trautschold—23,400 shares; Randy M. Schrick — 22,000 shares; Brian T. Cahill - 20,800 shares; Sukh Bassi, Ph.D. — 22,000 shares (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004))

10.24	Stock Incentive Plan of 2004 (Incorporated by reference to Exhibit 4.2 of Registrant’s Form S-8 Registration Statement filed October 20, 2004 (File Number 333-119860))

10.25

Guidelines for Issuance of Fiscal 2005 Restricted Share Awards (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2004 (File Number 0-17196))

10.26

Agreement with Ladd M. Seaberg as to Award of Restricted Shares Granted under the Stock Incentive Plan of 2004 (Similar agreements have been made with the following named executive officers as to the number of shares indicated following their respective names: Michael J. Trautschold—7,400 shares; Randy M. Schrick — 7,000 shares; Brian T. Cahill — 6,600 shares; Sukh Bassi, Ph.D. — 6,800 shares (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2004 (File Number 0-17196))

10.27

Guidelines for Issuance of Fiscal 2006 Restricted Share Awards (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 ( file number 0-17196))

10.28

Agreement with Ladd M. Seaberg as to Award of Restricted Shares Granted under the Stock Incentive Plan of 2004 (Similar agreements have been made with the following named executive officers as to the number of shares indicated following their respective names: Michael J. Trautschold — 14,600 shares; Sukh D. Bassi, Ph.D. — 13,600 shares; Brian T. Cahill — 13,000 shares; Randy M. Schrick — 13, 500 shares) (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 ( file number 0-17196))

10.29

Consent Decree relating to Registrant’s Pekin facility entered on April 19, 2006 (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (file number 0-17196))

10.30

Consent Agreement between the Registrant and the Kansas Department of Health and Environment dated January 11, 2006 (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (file number 0-17196))

10.31

Guidelines for executive incentive plan for fiscal 2006 (Incorporated by reference to the second paragraph of Item 1.01 of the Company’s Current Report on Form 8-K dated August 30, 2005 (file number 0-17196))

10.32	Director compensation arrangements ((Incorporated by reference to the second paragraph of Item 1.01 of the Company’s Current Report on Form 8-K dated December 19, 2005 (file number 0-17196))

10.33	Guidelines for executive incentive plan for fiscal 2007 (Incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K dated August 31, 2006 (file number 0-17196))

10.34

Employment Agreement with Dr. Sukh Bassi dated April 16, 2007 (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly report on Form 10-Q for the quarter ended April 1, 2007 (file number 0-17196))

10.35

Form of Indemnification Agreement between the Company and Directors and Executive Officers (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly report on Form 10-Q for the quarter ended December 31, 2006. (file number 0-17196))

10.36

Guidelines for Issuance of Fiscal 2007 Restricted Share Awards (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly report on Form 10-Q for the quarter ended December 31, 2006 (file number 0-17196))

10.37

Agreement with Ladd M. Seaberg as to Award of Restricted Shares Granted under the Stock Incentive Plan of 2004 with respect to Fiscal 2007 (Similar agreements have been made with the following named executive officers as to the number of shares indicated following their respective names: Timothy W. Newkirk — 9,200 shares; Randy M. Schrick — 9,300 shares; Brian T. Cahill — 8,900 shares; Sukh Bassi, Ph.D. — 9,400 shares (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly report on Form 10-Q for the quarter ended December 31, 2006 (file number 0-17196))

10.38

Separation Agreement and Release of Claims relating to Michael J. Trautschold Separation Agreement and Release of Claims relating to Michael J. Trautschold (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly report on Form 10-Q for the quarter ended December 31, 2006 (file number 0-17196))

10.39

Consultation Agreement with Michael J. Trautschold (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly report on Form 10-Q for the quarter ended December 31, 2006 (file number 0-17196))

10.40

Lease dated as of December 28, 2006 between the City of Atchison, as Issuer and MGP Ingredients, Inc., as tenant relating to $7,000,000 Taxable Industrial Revenue Bonds Series 2006 (MGP Ingredients Project (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly report on Form 10-Q for the quarter ended December 31, 2006 (file number 0-17196))

10.41	Stipulation and Proposal for Settlement (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly report on Form 10-Q for the quarter ended December 31, 2006 (file number 0-17196))

10.42

Order dated January 26, 2007 of Illinois Pollution Control Board approving Stipulation and Proposal for Settlement (Incorporated by reference to Exhibit 10.7 of the Company’s Quarterly report on Form 10-Q for the quarter ended December 31, 2006 (file number 0-17196))

10.43

Non-Employee Directors Restricted Share Award Agreement for fiscal 2007 of Cloud L. Cray. Similar agreements were made for the same number of shares with Michael Braude, John Byom, Gary Gradinger, Linda Miller, Daryl Schaller and John Speirs. (Incorporated by reference to Exhibit 3(b) of the Company’s Current Report on Form 8-K filed June 19, 2007 (file number 0-17196))

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

10.47

Separation Agreement and Release of Claims between Brian Cahill and MGP Ingredients, Inc. dated as of November 4, 2008. Speirs (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 21, 2008(file number 0-17196))

10.48

Agreement with Brian Cahill as to Award of Restricted Shares Granted Under the Stock Incentive Plan of 2004 with respect to Fiscal 2008 (Similar agreements have been made with the following named executive officers as to the number of shares indicated following their respective names Timothy W. Newkirk — 17,695; Robert Zonneveld — 10,772; Randy M. Schrick - 13,530; and Donald Coffey — 10,834.) (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 21, 2008 (file number 0-17196))

*10.49

Agreement with Timothy Newkirk as to Award of Restricted Shares Granted Under the Stock Incentive Plan of 2004 with respect to Fiscal 2009 (Similar agreements have been made with the following named executive officers as to the number of shares indicated following their respective names —Randy M. Schrick - 24,500 and Donald Coffey — 21,000.)

10.50

Interim Services Agreement, dated as of April 14, 2009, by and between Tatum, LLC and MGP Ingredients, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 20, 2009 (file number 0-17196))

10.51

Form of salary deferral agreement between Company and the executive officers providing for the deferral of a portion of their base salaries until June 30, 2009 (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 (file number 0-17196))

10.52

Form of deferral agreement between the Company and outside directors relating to deferral of director fees 2009 (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 (file number 0-17196))

10.53

Separation Agreement and Release of Claims dated May 7, 2009 between the Company and Robert Zonneveld 2009 (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 (file number 0-17196))

10.54

Supply Agreement dated as of October 24, 2008 by and between Conagra Foods Food Ingredients Company, Inc. and MGP Ingredients, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008 (file number 0-17196))

*10.55	Consultation Agreement with Ladd Seaberg

*10.56

Non-Employee Directors Restricted Share Award Agreement for fiscal 2008 of John Speirs. Similar agreements were made for the same number of shares with Michael Braude, John Byom, Cloud L. Cray, Gary Gradinger, Linda Miller and Daryl Schaller.

10.57

Interim Services Agreement, dated as of April 14, 2009, by and between Tatum, LLC and MGP Ingredients, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 20, 2009 (file number 0-17196)).

14	Code of Conduct (Incorporated by reference to Exhibit 14 of the Company’s Current Report on Form 8-K filed June 16, 2009(file number 0-17196

22	Subsidiaries of the Company

	Subsidiary		State of Incorporation or Organization

	Midwest Grain Pipeline, Inc.	(100%)	Kansas
	Firebird Acquisitions, LLC	(100%)	Delaware
	D.M. Ingredients GmbH	(50%)	Germany

*23.1	Consent of BKD, LLP

*23.2	Consent of KPMG, LLP

25	Powers of Attorney executed by all officers and directors of the Company who have signed this report on Form 10-K (Incorporated by reference to the signature pages of this report)

*31.1	CEO Certification pursuant to Rule 13a-14(a)

*31.2	CFO Certification pursuant to Rule 13a-14(a)

*32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350

*32.2	CFO Certification furnished pursuant to Rule 13a-14(b)

*  Filed herewith

SIGNATURES

Pursuant to requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Atchison, State of Kansas, on this 10th day of September, 2009.

MGP INGREDIENTS, INC.

By	/s/Timothy W. Newkirk
Timothy W. Newkirk, President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy W. Newkirk and David Harbert and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all reports of the Registrant on Form 10-K and to sign any and all amendments to such reports and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities & Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated

Name	Title	Date

/s/Timothy W. Newkirk	President and Chief Executive Officer	September 10 , 2009
Timothy W. Newkirk

/s/David Harbert	Interim Chief Financial Officer	September 10, 2009
David Harbert	(Principal Financial and Accounting Officer)

/s/Michael Braude	Director	September 10 , 2009
Michael Braude

/s/John E. Byom	Director	September 10, 2009
John E. Byom

/s/Cloud L. Cray, Jr.	Director	September 10, 2009
Cloud L. Cray, Jr.

/s/Gary Gradinger	Director	September 10, 2009
Gary Gradinger

/s/Linda E. Miller	Director	September 10, 2009
Linda E. Miller

/s/Daryl R. Schaller	Director	September 10, 2009
Daryl R. Schaller

/s/ Karen Seaberg	Director	September 10, 2009
Karen Seaberg

/s/John R. Speirs	Director; Chairman of the Board	September 10, 2009
John R. Speirs

MGP INGREDIENTS, INC.

Consolidated Financial Statement Schedules

(Form 10-K)

June 30, 2009, June 30, 2008, and July 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

Audit Committee, Board of Directors and Stockholders

MGP Ingredients, Inc.

Atchison, Kansas

In connection with our audits of the consolidated financial statements of MGP Ingredients, Inc. for each of the years in the two-year period ended June 30, 2008, we have also audited the following financial statement schedule.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits of the basic financial statements.  The schedule is presented for purposes of complying with the Securities and Exchange Commission’s rules and regulations and is not a required part of the consolidated financial statements.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ BKD, LLP

Kansas City, Missouri
September 11, 2008

MGP INGREDIENTS, INC.

II.            VALUATION AND QUALIFYING ACCOUNTS

	Balance, Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-Offs	Balance, End of Period
	(In Thousands)

Year Ended June 30, 2009 Allowance for doubtful accounts	$264	$124	—	—	$388

Year Ended June 30, 2008 Allowance for doubtful accounts	$207	$57	—	—	$264

Year Ended July 1, 2007 Allowance for doubtful accounts	$320	—	—	$113	$207