Form 10-Q
period 2009-09-30
MGP INGREDIENTS INC
filed 2009-11-05
CIK 835011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a “smaller reporting company,  See definition of  “large accelerated filer”, “accelerated filer and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One)

☐ Large accelerated filer	☐ Accelerated filer

☐ Non-accelerated filer	☒ Smaller Reporting Company

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value

16,610,814 shares outstanding

as of September 30, 2009

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as well as historical information.  All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements.  In addition, forward-looking statements are usually identified by or are associated with such words as “intend,” “plan”, “believe,” “estimate,” “expect,” “anticipate,” “hopeful,” “should,” “may,” “will”, “could” and or the negatives of these terms or variations of them or similar terminology.  They reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance.  All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement.  Important factors that could cause actual results to differ materially from our expectations include, among others:  (i) our ability to manage our cash flows,  (ii) our ability to find a strategic alternative for our Pekin facility on a timely basis, (iii) our ability to maintain compliance with all applicable loan agreement covenants, (iv) the availability and cost of grain and fluctuations in energy costs, (v) an increase in interest rates,  (v) disruptions in operations at our Atchison facility, (vii) competitive environment and related market conditions, (viii) our ability to realize operating efficiencies, (ix) the effectiveness of our hedging programs, (x) and actions of governments.    For further information on these and other risks and uncertainties that may affect our business, see Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

PART I

ITEM 1 FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Dollars in thousands, except per-share amounts

	Quarter ended
	September 30,	September 30,
	2009	2008

Net sales	$47,084	$99,020
Cost of sales	37,247	115,707
Gross profit	9,837	(16,687)

Selling, general and administrative expenses	4,596	6,115
Other operating costs	597	—
Income (loss) from operations	4,644	(22,802)

Other income, net	21	41
Interest expense	(789)	(728)
Equity in loss of joint venture	(48)	(16)
Income (loss) before income taxes	3,828	(23,505)

Provision (benefit) for income taxes	90	(6,262)
Net income (loss)	3,738	(17,243)

Other comprehensive income (loss), net of tax	3	(1,502)
Comprehensive income (loss)	$3,741	$(18,745)

Per Share Data
Total basic earnings (loss) per common share	$0.23	$(1.04)
Total diluted earnings (loss) per common share	$0.22	$(1.04)

Weighted Average Shares
Weighted average common shares (basic)	16,603	16,563
Weighted average common shares (diluted)	16,715	16,563

See accompanying notes to condensed consolidated financial statements

MGP INGREDIENTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	September 30, 2009	June 30, 2009
ASSETS
Current Assets
Cash and cash equivalents	$—	$178
Restricted cash	3	203
Receivables (less allowance for doubtful accounts:
September 30, 2009 - $414; June 30, 2009 - $388)	20,016	18,403
Inventory	16,809	20,400
Prepaid expenses	2,807	980
Deposits	186	980
Deferred income taxes	370	1,218
Refundable income taxes	6,003	6,045
Assets held for sale	29,063	32,380
Total current assets	75,257	80,787

Property and equipment, at cost	163,364	163,345
Less accumulated depreciation	(102,107)	(100,036)
Property and equipment, net	61,257	63,309

Investment in joint venture	195	238
Other assets	1,101	798
Total assets	$137,810	$145,132

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$10,026	$3,147
Liabilities related to assets held for sale	—	2,725
Revolving credit facility	12,649	17,833
Accounts payable	7,174	19,864
Accrued expenses	6,299	5,976
Total current liabilities	36,148	49,545

Long-Term debt	15,711	9,632
Deferred credit	5,975	6,190
Other non current liabilities	12,117	14,663
Noncurrent deferred income taxes	370	1,218
Total liabilities	70,321	81,248

Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 19,530,344 shares	6,715	6,715
Additional paid-in capital	11,403	11,572
Retained earnings	66,428	62,690
Accumulated other comprehensive income (loss)	(2,308)	(2,311)
Treasury stock, at cost
Common: September 30, 2009 - 2,919,530 shares, June 30, 2009 – 2,931,759 shares	(14,753)	(14,786)
Total stockholders’ equity	67,489	63,884
Total liabilities and stockholders’ equity	$137,810	$145,132

See accompanying notes to condensed consolidated financial statements

MGP INGREDIENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Quarter Ended
	September 30, 2009	September 30, 2008
Cash Flows from Operating Activities
Net income (loss)	$3,738	$(17,243)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,250	3,425
Gain on sale of assets	(200)	(85)
Deferred income taxes	(2)	(812)
Equity in loss of joint venture	48	16
Changes in working capital items:
Restricted cash	200	(2,060)
Accounts receivable	(1,613)	138
Inventory	3,415	3,486
Prepaid expenses	(1,827)	(3,363)
Accounts payable	(3,564)	344
Accrued expenses	387	(1,321)
Deferred credit	(215)	(223)
Income taxes payable/receivable	42	(6,466)
Other non-current liabilities	(93)	—
Gains previously deferred in other comprehensive income	—	(1,474)
Other	684	—
Net cash provided by (used in) operating activities	3,250	(25,638)

Cash Flows from Investing Activities
Additions to property and equipment	—	(1,686)
Proceeds from sale of assets	1,127	487
Net cash provided by (used in) investing activities	1,127	(1,199)

Cash Flows from Financing Activities
Proceeds from stock plans	—	11
Loan fees incurred with borrowings	(229)	—
Proceeds from long-term debt and capital leases	2,032	150
Principal payments on long-term debt and capital leases	(924)	(980)
Proceeds from line of credit	49,273	33,456
Principal payments on line of credit	(54,707)	(5,800)
Net cash provided by (used in) financing activities	(4,555)	26,837

Decrease in cash and cash equivalents	(178)	—
Cash and cash equivalents, beginning of year	178	—
Cash and cash equivalents, end of period	$—	$—

See accompanying notes to condensed consolidated financial statements

MGP INGREDIENTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise noted)

Note 1.  Accounting Policies and Basis of Presentation.

Basis of Presentation

The accompanying condensed consolidated financial statements of MGP Ingredients, Inc. and its subsidiaries (“Company”) reflect all adjustments (consisting only of normal adjustments) which, in the opinion of the Company’s management, are necessary to fairly present the financial position, results of operations and cash flows of the Company.  These unaudited condensed consolidated financial statements as of and for the period ended September 30, 2009 should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Form 10-K Annual Report for the fiscal year ended June 30, 2009 filed with the Securities and Exchange Commission.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance, now codified as FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB released additional guidance, now codified under FASB ASC Topic 820, which provides for delayed application of certain guidance related to non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those years. The Company adopted the additional provisions of FASB ASC Topic 820 with respect to our non-financial assets and non-financial liabilities on July 1, 2009. The implementation of these additional provisions did not have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued guidance, now codified as FASB ASC Topic 855, Subsequent Events, which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted these provisions of FASB ASC Topic 855 on July 1, 2009. The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events. See Note 9, Subsequent Events, for this additional disclosure.

In June 2009, the FASB issued guidance, now codified as FASB ASC Topic 105, Generally Accepted Accounting Principles, as the single source of authoritative nongovernmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s financial condition or results of operations, but will impact our financial reporting process by eliminating all references to pre-codification standards. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

Impairment

The Company tests its long-lived assets for impairment whenever events or conditions and circumstances indicate a carrying amount of an asset may not be recoverable.  Forecasts that reflect the Company’s business plan are used in this analysis.  The use of forecasts requires considerable management judgment.  Management believes the judgments used in this analysis are reasonable.  This analysis did not identify any impairment at September 30, 2009.

Note 2.  Indebtedness

On July 21, 2009, the Company entered a new revolving Credit and Security Agreement with Wells Fargo Bank, National Association (“Credit Agreement”).  The Credit Agreement, which matures in July 2012, generally provides for a Maximum Line of Credit of $25,000, subject to borrowing base limitations.  At September 30, 2009, $12,649 was outstanding and $8,663 was available under the Credit Agreement.  Borrowings under the Credit Agreement bear interest, payable monthly, at a variable rate equal to Daily Three Month LIBOR plus 5%, but not less than 5.5%. During a default period, the interest rate may be increased by 3% at the lender’s discretion. The Credit Agreement provides for minimum interest of $500 annually, an unused line fee of .50% per annum and origination fees, letter of credit fees and other administrative fees.  If the Company terminates the facility prior to the maturity date or the lender terminates during a default period, there is a prepayment fee of 3% if the termination occurs prior to the first anniversary date, declining to 1% if the termination occurs after the second anniversary of the initial funding. The Credit Agreement is secured by a security interest in substantially all of the Company’s personal property other than its Kansas City, Kansas equipment and by mortgages on its owned real estate assets.   The Credit Agreement contains various covenants, including covenants which generally restrict dividends and increases in bonuses and salaries and prohibit liens, other than permitted liens, indebtedness, except existing indebtedness and indebtedness to the lender, and investments in other persons.

Under the Credit Agreement, the Company must meet specified monthly, cumulative net income requirements (aggregating $3,500 for fiscal year 2010 and $1,000 for the first quarter of fiscal 2011), is limited in the amount of capital expenditures it may make annually ($4,500) and must meet, at fiscal year end,  a minimum debt service coverage ratio ( (a) the sum of (i) funds from operations (net income plus depreciation and amortization, plus or minus increases or decreases in deferred income taxes and LIFO reserves, plus other non-cash items) plus (ii) interest expense minus (iii) unfinanced capital expenditures minus (iv) dividends and distributions paid during the period, divided by (b) the sum of (i) current maturities of long term debt plus (ii) interest expense) of not less than 1.15 to 1.0.   The lender has significant lending discretion under the Credit Agreement; it may modify the Company’s borrowing base and various components thereof in its reasonable discretion, thereby affecting the amount of credit available to the Company. The lender may terminate or accelerate the Company’s obligations under the Credit Agreement upon the occurrence of various events in addition to payment defaults and other breaches, including such matters as over advances arising from reductions in the borrowing base, certain changes in the Board, failure to pay taxes when due, defaults under other material debt, lease or other contracts and, for a period of one year after July 21, 2009,  the Company’s CEO ceasing to be actively engaged in the Company’s day to day business activities, or thereafter if the Company’s fails to hire a successor acceptable to the lender within 90 days.  The Company has maintained compliance with these covenants through September 30, 2009.

The Credit Agreement also includes provisions that limit or restrict our ability to:

•                  incur additional indebtedness;

•                  pay dividends to stockholders or purchase stock;

•                  make investments;

•                  dispose of assets;

•                  make capital expenditures;

•                  create liens on our assets; or

•                  merge or consolidate.

On July 21, 2009, the initial funding date, the Company drew $15,940 under the Credit Facility to pay all obligations under the former credit facility, and this facility was terminated on this date.

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

On July 21, 2009, the Company and Central Illinois Light Company (“CILCO”) entered into a restructuring agreement dated as of July 20, 2009 whereby the Company acknowledged that it owed CILCO $11,614 under a steam agreement, a gas agreement and a delivery service agreement at its temporarily idled Pekin, Illinois facility.  The Company gave CILCO a promissory note for this amount. The note bears interest at 9%, payable monthly, and is secured by an assignment of income tax refund of approximately $5,500 that was received on October 27, 2009.  After application of the refund to the note, the remaining principal balance is payable in 17 equal monthly installments, commencing November 14, 2009. The Company also gave CILCO a second mortgage on its Pekin, Illinois plant to secure the note. To accommodate this, the Cloud L. Cray, Jr. Trust agreed to subordinate its lien on the plant to the liens of Exchange National Bank & Trust Co. of Atchison and CILCO.  As of June 30, 2009, the total liability of $11,614 owed to CILCO was presented in accounts payable and other non current liabilities on the condensed consolidated balance sheets.  As a result of the restructuring agreement that was entered into during the quarter, the $11,614 was presented as $7,630 of long-term debt and $3,984 of current maturities of long-term debt on the condensed consolidated balance sheets as of September 30, 2009.

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

In connection with the Credit Agreement, CILCO, the Union Pacific Railroad and the Cloud L. Cray, Jr.  Trust entered into subordination agreements with Wells Fargo Bank, National Association that generally restrict their ability to demand or accept payment of debt due them under their loan agreements with the Company until Wells Fargo Bank is paid in full.  Union State Bank entered into an intercreditor agreement with Wells Fargo Bank in which it agreed not to commence an enforcement action under its loan agreement with the Company until expiration of a 180 day standstill period.  Exchange National Bank & Trust Co. of Atchison, which has a leasehold mortgage on the Company’s executive office building and technical center, agreed with Wells Fargo that if Exchange Bank acquired possession of such facilities through foreclosure it would give Wells Fargo access for 180 days to dispose of its collateral. The Cloud L. Cray, Jr., Trust also entered into subordination agreements with Union State Bank and Exchange National Bank & Trust Co. of Atchison

On September 3, 2009, Exchange National Bank & Trust Co. of Atchison agreed to extend the due date on its 7% secured promissory note from September 3, 2009 to July 5, 2010.

Note 3.  Sale of Kansas City Facility

On August 21, 2009, the Company sold its Kansas City, Kansas, facility for $3,585, with potential additional payments over the next three years based on the buyer’s income from sales of the Company’s existing products to the Company’s existing customers during that period.  The sale included all equipment used for the production and packaging of pet-related products, which principally include extruded plant-based resins and finished pet treats. The Company retained ownership of equipment that is used for the production of our Wheatex® textured wheat proteins, which are sold for use in meat extension and vegetarian product applications.  This equipment is located in a separate section of the facility that has been leased to the Company for a period of three years and is operated by a subsidiary of the buyer under a toll manufacturing arrangement.  In connection with the sale of the Kansas City, Kansas facility, liabilities related to these assets held for sale as of June 30, 2009, totaling $2,725 were paid down to zero with the sale proceeds.

Note 4.  Earnings Per Share.

Basic earnings per share data is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Potentially dilutive instruments are stock options and unvested restricted stock awards.

	Quarter Ended
	September 30, 2009	September 30, 2008
Weighted average shares:

Basic and Diluted Shares:	16,602,971	16,562,643
Additional weighted average shares attributable to:
Stock options:	97	16,645
Unvested restricted stock awards:	112,186	153,565
Diluted Shares(1)	16,715,254	16,732,853

(1)   The stock options and the restricted stock awards were not considered for the quarter ended September 30, 2008 due to the loss experienced in that period.

Note 5.  Contingencies.

From September 16, 2008 until February 11, 2009, tests on the Company’s feed drying unit indicated that it was not in compliance with the volatile organic compound emission limit established in the Consent Agreement and Final Order (“CAFO”) entered into with the Kansas Department of Health and Environment (“KDHE”) on January 11, 2006. The Company’s management has provided regular updates to the KDHE on efforts to bring the unit into compliance with the permit.   The KDHE has discretion under its penalty policy to pursue an enforcement action against the Company for failing to comply with the emission limit.  The KDHE proposed an amendment to the CAFO, addressing the Company’s noncompliance with the emission limit and related testing, monitoring and permitting violations and assessed a civil penalty of $66 against the Company.

Note 6.  Derivative Instruments and Fair Value Measurements.

Derivative Instruments.  In connection with the purchase of raw materials, principally corn, flour and natural gas, for anticipated operating requirements, the Company enters into readily marketable exchange-traded derivative instruments in the form of commodity futures and option contracts consistent with its established risk management policies.

Certain commodities the Company uses in its production process are exposed to market price risks due to volatility in the prices for those commodities.  Currently, the Company uses derivative instruments to reduce the risk related to price volatility for corn, flour and natural gas.  The Company manages its exposure through a combination of long-term contracts with suppliers and exchange traded commodity futures and option contracts.  Derivative instruments are recorded as either assets or liabilities and are measured at fair market value with any changes in fair value being marked to market as a component of cost of sales in the Condensed Consolidated Statements of Income.  Since these derivatives are not accounted for as hedges, fluctuations in the related commodity prices could have a material impact on earnings in any given period.

Fair Value Measurements.  As discussed in Note 1 to the Condensed Consolidated Financial Statements, the Company applies the provisions of the Fair Value Measurement and Disclosures Topic of the FASB ASC for our financial and non-financial assets and liabilities which the Company has recognized or disclosed at fair value on a recurring basis.  The Fair Value Measurement and Disclosures Topic defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This Topic also establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value hierarchy gives the highest priority to quoted market prices (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of inputs used to measure fair value are as follows:

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

As of September 30, 2009, the Company had no open commodity derivative contracts. Accordingly, there were no financial assets and liabilities to be measured at fair value on a recurring basis as of September 30, 2009.   The Company enters into commodity derivative contracts through a broker with a diversified group of counterparties.  Under the terms of the Company’s account with its broker, it is required to maintain a cash margin account as collateral to cover any shortfall in the market value of derivatives, which has been accounted for as restricted cash in the condensed consolidated balance sheets.

Note 7.  Operating Segments.

The Company’s operations are classified into three reportable segments:  ingredient solutions, distillery products and other. Ingredient solutions consist of specialty starches and proteins, commodity starch and vital wheat gluten.  Mill by-products, consisting primarily of mill feeds or “midds,” have also been included in this segment but have been discontinued with the shutdown of our wheat flour milling operations at the Atchison, Kansas plant in the second quarter of fiscal 2009.  The distillery products segment consists of food grade alcohol, along with fuel grade alcohol, commonly known as ethanol, and distillers feed, which are co-products of our distillery operations.  The other segment products are comprised of resins and plant-based polymers and composites manufactured through the further processing of certain of our proteins and starches and wood.  For the quarter ended September 30, 2009, revenues from products in the other segment represent less than 2.0 percent of the Company’s consolidated revenues.

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

	Quarter Ended
(in thousands)	September 30, 2009	September 30, 2008

Sales to Customers
Ingredient solutions	$15,059	$25,897
Distillery products	31,373	71,382
Other	652	1,741
Total	47,084	99,020

Depreciation and amortization
Ingredient solutions	583	859
Distillery products	1,101	2,119
Other	61	61
Corporate	505	386
Total	2,250	3,425

Income (Loss) before Income Taxes
Ingredient solutions	2,297	(5,389)
Distillery products	6,629	(12,926)
Other	116	237
Corporate	(5,214)	(5,427)
Total	$3,828	$(23,505)

	As of September 30, 2009	As of June 30, 2009
Identifiable Assets
Ingredient solutions	$32,592	$36,204
Distillery products	50,363	56,535
Other	374	1,873
Assets held for sale	29,063	32,380
Corporate	25,418	18,140
Total	$137,810	$145,132

Note 8.  Pension and Post Retirement Benefit Obligations.

Post Retirement Benefits.  The Company and its subsidiaries provide certain post-retirement health care and life benefits to all employees.  The liability for such benefits is unfunded.  The Company uses a June 30 measurement date for the plan.

The components of the Net Periodic Benefit Cost for the quarter periods ended September 30, 2009 and 2008, respectively, are as follows:

	Quarter Ended
(in thousands)	September 30, 2009	September 30, 2008

Service cost	$62	$75
Interest cost	135	124
Prior service cost	(9)	(9)
Loss	17	5
Total post-retirement benefit cost	$205	$195

The Company previously disclosed in its financial statements for the year ended June 30, 2009, amounts expected to be paid to plan participants.  There have been no revisions to these estimates and there have been no changes in the estimate of total employer contributions expected to be made for the fiscal year ended June 30, 2010.

Total employer contributions for the quarter ended September 30, 2009 were $33.

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

The components of the Net Periodic Benefit Cost for the quarter periods ended September 30, 2009 and 2008, respectively, are as follows:

	Quarter Ended
(in thousands)	September 30, 2009	September 30, 2008

Service cost	$152	$141
Interest cost	58	49
Expected return on plan assets	(42)	(44)
Prior service cost	6	6
Recognition of net loss	21	4
Total pension benefit cost	$195	$156

The Company has made employer contributions of $405 for the quarter ended September 30, 2009.

Note 9.  Subsequent Events

Management has performed an evaluation of events that have occurred subsequent to September 30, 2009, and as of November 5, 2009 (the date of filing of this Form 10-Q).  Other than the receipt of the $5,500 income tax refund on October 27, 2009 (see Note 2 of Notes to the Condensed Consolidated Financial Statements), there have been no other subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of or for the three month period ended September 30, 2009.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(Dollar amounts in thousands, unless otherwise noted)

RESULTS OF OPERATIONS

General

Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations—General, incorporated by reference to Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 for certain general information about our principal products and costs.

Over the past several quarters we have made significant changes to our operations to improve profitability.  We have refocused our business on the production of value-added ingredients and distillery products.  We have realigned our production efforts and reduced excess inventories. By temporarily ceasing production at our Pekin facility, we now only produce minimal quantities of fuel grade alcohol as a co-product and, with the shutdown of our flour mill in Atchison in October 2008, we no longer sell mill feeds.  Production of distillers feed has also decreased. As a result of these measures, revenues across all segments have declined from historic levels.  However, we have experienced increased profitability during the quarter ended September 30, 2009, primarily due to our improved sales mix of value-added products, lower costs of grain and natural gas, and lower costs from restructuring as compared to the prior fiscal year.

Critical Accounting Policies and Estimates

Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, incorporated by reference to Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, for a discussion of our critical accounting policies and the use of certain judgments and estimates in the preparation of our financial statements.

DEVELOPMENTS IN THE INGREDIENT SOLUTIONS SEGMENT

In order to become more efficient and effective and to improve our results, we have refocused our business on the production of our value-added products.   We believe the steps we have taken have enabled us to return to profitability and be more competitive, while also allowing us to obtain financing that has enabled us to maintain operations.

By substantially exiting the commodity wheat gluten business and curtailing our commodity starch production, we have significantly reduced sales volumes of our lower margin protein and starch products.  We continue to focus our manufacturing efforts on improving our consistency and capabilities for producing our higher-margin, specialty product lines.  We are using an on-line Customer Relationship Management (“CRM”) solution system that was implemented in fiscal 2009 to improve our ability to develop new sales of our product lines.  Our commercialization functions are focused on increasing sales growth of our specialty products to the largest and most innovative producers of consumer packaged goods in the U.S.

DEVELOPMENTS IN THE DISTILLERY PRODUCTS SEGMENT

As previously mentioned in Developments in the Ingredient Solutions Segment, in order to become more efficient and effective and to improve our results, we have refocused our business on the production of our value-added products.  We significantly reduced production of fuel grade alcohol and temporarily shut down our Pekin plant on January 29, 2009.

Food grade alcohol also saw a decline in production volume of 21.7 percent, which was largely attributable to the temporary closing of the Pekin facility. However, the idling of Pekin had no effect on our food grade alcohol customers as we are continuing to optimize food grade alcohol production capabilities at Atchison. Historically, we have produced a majority of all of our food grade alcohol at Atchison and a majority of all of our fuel grade alcohol at Pekin.

On March 31, 2009, we announced that we were considering our strategic options with respect to the Pekin facility. We continue to explore strategic alternatives with respect to this facility.

DEVELOPMENTS IN THE OTHER SEGMENT

On August 21, 2009, we sold our Kansas City, Kansas, facility for $3,585, with potential additional payments over the next three years based on the buyer’s income from sales of our existing products to our existing customers during that period.  The sale included all equipment used for the production and packaging of pet-related products, which principally include extruded plant-based resins and finished pet treats. We retained ownership of equipment that is used for the production of our Wheatex® textured wheat proteins, which are sold for use in meat extension and vegetarian product applications.  This equipment is located in a separate section of the facility that we have leased for a period of three years and which is operated by a subsidiary of the buyer under a toll manufacturing arrangement.

SEGMENT RESULTS

The following is a summary of revenues and pre-tax profits / (loss) allocated to each reportable operating segment for the quarterly periods ended September 30, 2009 and 2008.  For additional information regarding our operating segments, see Note 7-Operating Segments included under Part 1, Item 1, Financial Statements of this Form 10-Q and incorporated herein by reference.

	Quarter Ended
(in thousands)	September 30, 2009	September 30, 2008

Ingredient solutions
Net Sales	$15,059	$25,897
Pre-Tax Income (Loss)	2,297	(5,389)
Distillery products
Net Sales	31,373	71,382
Pre-Tax Income (Loss)	6,629	(12,926)
Other
Net Sales	652	1,741
Pre-Tax Income (Loss)	116	237

GENERAL

Consolidated earnings for the first quarter of fiscal 2010 increased compared to the same period in fiscal 2009 with net income of $3,738 on consolidated sales of $47,084 versus a net loss of $17,243 on consolidated sales of $99,020 in the first quarter of fiscal 2009.  This increase in earnings was primarily the result of our improved sales mix of value-added products, significantly decreased cost of sales resulting primarily from lower grain costs, and lower costs from restructuring completed in fiscal year 2009. Earnings in the ingredient solutions segment increased over the same period in fiscal 2009 primarily due to an improved sales mix of value-added proteins and starches.  Lower wheat flour prices for our protein and starch processes were also a factor in our ingredient solutions segment performance.

Earnings in our distillery products segment increased due to our significant exit from the volatile and lower-margin fuel alcohol market along with lower corn and natural gas prices, the former of which resulted in lower sales volume.  The decrease in sales and earnings in the other segment for the first quarter fiscal 2010 as compared to the same period in fiscal 2009 was mainly a result of exiting the business line for pet products.

INGREDIENT SOLUTIONS

Total ingredient solutions sales revenue for the quarter ended September 30, 2009 decreased by $10,838, or 41.8 percent, compared to the quarter ended September 30, 2008.  Revenues for commodity proteins and commodity starch decreased by $6,383 and $901, respectively, for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008. Commodity proteins and starch products with lower margins were significantly reduced as a part of management’s strategy to focus on higher-margin, value-added products. Revenues for specialty starches decreased during the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008 by $2,609, or 23.7 percent, as a result of lower unit sales, partially offset by increased unit pricing.  Revenues for specialty proteins for the quarter ended September 30, 2009 increased $727, or 15.2 percent over the quarter ended September 30, 2008, as a result of improved pricing as well as higher unit sales.  While revenues for the ingredient solutions segment declined overall, margins improved during the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008 as a result of improved sales mix by reducing our emphasis on unprofitable product lines along with lower flour costs attributable to lower wheat prices.  The per pound cost of flour for the quarter ended September 30, 2009 decreased by 27.9 percent over the quarter ended September 30, 2008.

DISTILLERY PRODUCTS

Total distillery products sales revenue for the quarter ended September 30, 2009 decreased $40,009, or 56 percent, compared to the quarter ended September 30, 2008.  The majority of this decrease was attributable to the reduced production of fuel grade alcohol as a result of our decision to focus on food grade alcohol, which consistently has experienced more stable prices. The decrease in revenues related to fuel grade alcohol was $23,683, or 93.9 percent, compared to the quarter ended September 30, 2008. Food grade alcohol also saw a decline in revenues of $9,819 over the quarter ended September 30, 2008, which were attributable to both decreased volume of 21.7 percent as well as a decline in per-unit pricing. The decrease in volume was largely attributable to the temporary closing of the Pekin facility, which did produce some food grade alcohol.  The decline in per-unit sales pricing mirrored a decrease in corn prices during the quarter ended September 30, 2009.  Also contributing to this decrease in revenue was distillers feed revenue, which experienced a $6,507 reduction in revenue, or 60.4 percent, over the quarter ended September 30, 2008.  The decrease was largely due to the decrease in production of 57.4 percent compared to the quarter ended September 30, 2008, primarily due to the idling of the Pekin facility and slightly lower unit pricing. While revenues for distillery products declined for the quarter ended September 30, 2009 as compared to the same quarter a year ago, margins improved due to a significant reduction in sales of lower margin fuel grade alcohol, along with a significant reduction in corn and natural gas prices.  For the quarter ended September 30, 2009, the per-bushel cost of corn and the per-million cubic foot cost of natural gas averaged nearly 42.9 percent and 67.8 percent lower, respectively, than the quarter ended September 30, 2008.   These lower costs contributed to the fiscal 2010 first quarter profit for the segment.

OTHER PRODUCTS

For the quarter ended September 30, 2009, revenues for other products, consisting primarily of plant-based biopolymers and pet products, decreased $1,089, or 62.6 percent, compared to the quarter ended September 30, 2008.  Although the profit performance in this segment declined compared to the same quarter in the prior year, the gross margins in this segment as a percent of sales improved substantially due to a reduction of pet product sales and increased focus on improving cost efficiencies in our eco-friendly biopolymer area.

The decline in other segment sales revenue was primarily the result of decreased unit sales of 76.8 percent for our pet products for the quarter ended September 30, 2009 compared to the same quarter in the prior fiscal year. As described in Note 3, we sold the assets related to our pet products during the quarter.

SALES

Net sales for the quarter ended September 30, 2009 decreased $51.9 million, or 52.5 percent, compared to the quarter ended September 30, 2008, primarily as a result of our strategy to reduce sales of low and negative margin products across all operating segments.  Decreased sales in the ingredient solutions segment were related to our exit from low margin commodity proteins and starch products. While unit pricing increased from a year ago for specialty starches, lower unit sales of specialty starches also contributed to the decreased sales in this segment.  However, the decrease in sales was partially offset by the increase in revenues for specialty proteins as a result of improved pricing and unit sales.  Sales in the distillery products segment as a whole decreased as a result of shifting the focus away from fuel grade alcohol to food grade alcohol.  Revenues for food grade alcohol also declined as a result of unit pricing and decreased unit sales.  Revenues for distiller’s feed declined as a result of lower unit sales.  Net sales for our other segment decreased mainly as the result of a decline in unit sales of pet products and, to a lesser extent, reduced sales of plant-based biopolymer products.

COST OF SALES

For the quarter ended September 30, 2009, cost of sales decreased $78.5 million, or 67.8 percent, compared to the quarter ended September 30, 2008.  This decrease was primarily the result of temporarily ceasing production at the Pekin facility combined with the reduction of higher cost, low margin commodity products and lower raw material costs and other inputs used in the manufacturing process.  Our lower raw material and energy costs were directly the result of lower grain prices experienced during the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008. These costs were also lower as the result of reduced grain and energy requirements resulting primarily from lower production and sales of fuel alcohol and commodity ingredients. The per-bushel cost of corn and the per-million cubic foot cost of natural gas averaged nearly 42.9 percent and 67.8 percent lower, respectively, than the quarter ended September 30, 2008.   The per pound cost of flour for the quarter ended September 30, 2009 decreased by 27.9 percent compared to the quarter ended September 30, 2008.  For the quarter ended September 30, 2009, cost of sales was 79.1% of net sales, which generated a gross profit margin of 20.9%.  For the quarter ended September 30, 2008, cost of sales was 116.9% of net sales, which generated a negative gross margin of 16.9%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the quarter ended September 30, 2009 decreased by $1,519, or 24.8 percent, compared to the quarter ended September 30, 2008.  For the quarter ended September 30, 2009, the reduction in the Company’s work-force primarily contributed to the decrease as compared to the quarter ended September 30, 2008.  This reduction was a result of the restructuring and reduced production of unprofitable products.

OTHER INCOME, NET

Other income, net, decreased $20, or 48.8 percent, for the quarter ended September 30, 2009, respectively, compared to the quarter ended September 30, 2008.  This decrease was principally attributable to changes in interest capitalized as well as to the effect of certain other non-recurring, non-operating revenue items.

INTEREST EXPENSE

Interest expense for the quarter ended September 30, 2009 increased $61, or 8.4 percent compared to the quarter ended September 30, 2008.  This increase was the result of higher loan balances on long-term debt due to refinancing as compared to the same period in the prior year.  The increase was partially offset by the reduced balance on our line of credit and lower interest rates.

EQUITY IN LOSS OF JOINT VENTURE

Equity in the loss of our joint venture was $48 for the quarter ended September 30, 2009.  On July 17, 2007, we completed a transaction with Crespel and Dieters GmbH & Co. KG for the formation and financing of a joint venture, D.M. Ingredients, GmbH (“DMI”), located in Ibbenburen, Germany.  DMI’s primary operation is the production and tolling of the Wheatex® series of textured wheat proteins made from vital wheat gluten for marketing by the Company domestically and, through our partner and third parties internationally.  Currently, the joint venture is utilizing a third party toller in the Netherlands to produce the Wheatex® products.  We own a 50 percent interest in DMI, and account for it using the equity method of accounting.  As of September 30, 2009, we had invested $375 in DMI since July 2007.

For the quarter ended September 30, 2009, DMI incurred a net loss of $96 related to costs incurred for the initial implementation of operations.  No sales revenue was reported.  As a 50 percent joint venture holder, our equity in this loss was $48.

DMI’s functional currency is the European Union Euro.  Accordingly, changes in the holding value of the Company’s investment in DMI resulting from changes in the exchange rate between the U.S. Dollar and the European Union Euro are recorded in other comprehensive income as a translation adjustment on unconsolidated foreign subsidiary net of deferred taxes.

INCOME TAXES

For the quarter ended September 30, 2009, we had an income tax expense of $90 resulting in an effective rate of 2.4 percent.  For the quarter ended September 30, 2008, our income tax benefit was $6,300 for an effective rate of 26.7 percent.  This rate differs from our statutory rate primarily due to changes in the federal and state valuation allowance.  Our valuation allowance as of September 30, 2009 is approximately $19,500.   Management has determined that a valuation allowance was needed against federal and state deferred tax assets, consisting largely of net operating losses and credit carryforwards that are not more likely than not of being realized.  As a result of filing our fiscal 2009 tax return and a carryback claim for our fiscal year 2009 tax loss, we received a tax refund of approximately $5,500 during October 2009.  The expected refund exhausts our ability to carry back any further losses under current tax law. Since the end of the fiscal year ended June 30, 2009, there has been no material change in our uncertain tax positions.

NET INCOME

As the result of the factors outlined above, we experienced net income of $3,738 on sales of $47,084 in the quarter ended September 30, 2009 compared to a net loss of $17,243 on sales of $99,020 in the quarter ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Our principal uses of cash are for the cost of raw materials and energy used in our production processes, salaries, debt service obligations on our borrowings and capital expenditures.  Our principal sources of cash are revenues from the products we make and our revolving credit facility.  We expect our sources of cash to be adequate to provide for our needs in fiscal 2010.

On August 25, 2009, we were required to make a deposit of approximately $1,600 to our surety bond carrier.  This deposit secured our obligations under surety bonds maintained to meet regulatory requirements for distillery operations.  Funds for this deposit were borrowed under the terms of the Credit Agreement.  During the quarter ended September 30, 2009, we received approximately $925 in deposit refunds from vendors.

As a result of losses incurred during fiscal years 2009, we received a tax refund of approximately $5,500 during October 2009, which was used to pay down the $11,614 note to CILCO.

As noted elsewhere herein, we have taken steps to focus our business on the production of value-added products, which have improved our operating performance. As a result of the measures that we have taken combined with lower grain costs, operating costs have been reduced and cash flows from operating activities have increased.

The following table is presented as a measure of our liquidity and financial condition:

(Dollars in thousands)

	September 30,	June 30,
	2009	2009
Cash and cash equivalents	$—	$178
Working capital	39,109	31,242
Amounts available under lines of credit	8,663	4,190
Credit facility, liabilities related to assets held for sale, notes payable and long-term debt (including current maturities	38,386	33,337
Stockholders’ equity	67,489	63,884

	Year to Date Ended
	September 30,	September 30,
	2009	2008
Depreciation and amortization	$2,250	$3,425
Capital expenditures	35	1,686
EBITDA(1)	6,867	(19,352)

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

The following table sets forth a reconciliation of net income to EBITDA for the year to date periods ended September 30, 2009 and 2008 (in thousands):

	Quarter Ended
	September 30, 2009	September 30, 2008

Net income	$3,738	$(17,243)
Provision (benefit) for income taxes	90	(6,262)
Interest expense	789	728
Depreciation	2,250	3,425
EBITDA	$6,867	$(19,352)

The following table sets forth a reconciliation of EBITDA to cash flows from operations for the quarters ended September 30, 2009 and 2008 (in thousands):

	Quarter Ended
	September 30, 2009	September 30, 2008

EBITDA	$6,867	$(19,352)
Benefit (provision) for income taxes	(90)	6,262
Interest expense	(789)	(728)
Equity in loss of joint venture	48	16
Non-cash charges against (credits to) net income:
Deferred income taxes	(2)	(812)
Loss (gain) on sale of assets	(200)	(85)
Changes in operating assets and liabilities	(2,584)	(10,939)
Cash flow from operations	$3,250	$(25,638)

CASH FLOW INFORMATION

Summary cash flow information follows for the quarters ended September 30, 2009 and 2008, respectively:  (Dollars in thousands)

	Quarter Ended
	September 30,	September 30,
	2009	2008

Cash flows provided by (used for):
Operating activities	$3,250	$(25,638)
Investing activities	1,127	(1,199)
Financing activities	(4,555)	26,837

Increase (decrease) in cash and cash equivalents	(178)	—
Cash and cash equivalents at beginning of year	178	—
Cash and cash equivalents at end of period	$—	$—

During the quarter ended September 30, 2009, our consolidated cash decreased $178 to zero as compared to the quarter ended September 30, 2008, in which there was no change.  Increased operating cash flow resulted from an increase in net loss from $17,243 to net income of $3,738.   Cash outflows related to capital expenditures during the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008 were reduced, while proceeds from the disposition of property increased.  During the quarter ended September 30, 2009, payments on debt exceeded borrowings as compared to the quarter ended September 30, 2008, in which borrowings exceeded payments.

Operating Cash Flows.  Summary operating cash flow information for the quarters ended September 30, 2009 and 2008, respectively, is as follows:  (Dollars in thousands):

	Quarter Ended
	September 30,	September 30,
	2009	2008

Net income (loss)	$3,738	$(17,243)
Depreciation and amortization	2,250	3,425
Gain on sale of assets	(200)	(85)
Deferred income taxes	(2)	(812)
Equity in loss of joint venture	48	16
Changes in working capital items:
Restricted cash	200	(2,060)
Accounts receivable	(1,613)	138
Inventory	3,415	3,486
Prepaid expenses	(1,827)	(3,363)
Accounts payable	(3,564)	344
Accrued expenses	387	(1,321)
Deferred credit	(215)	(223)
Income taxes payable/receivable	42	(6,466)
Other non-current liabilities	(93)	—
Gains previously deferred in other comprehensive income	—	(1,474)
Other	684	—
Net cash provided by (used in) operating activities	$3,250	$(25,638)

Cash flow from operations for the quarter ended September 30, 2009 increased $28,888 to $3,250 from ($25,638) for the quarter ended September 30, 2008.  This increase in operating cash flow was primarily related to the increase in net income of $20,981 from a net loss of $17,243 for the quarter ended September 30, 2008 to net income of $3,738 for the quarter ended September 30, 2009.  Other factors leading to a increase in operating cash flow were a decrease in restricted cash of $2,260 for the quarter ended September 30, 2009 compared to a increase of $2,060 for the quarter ended September 30, 2008; an increase attributable to an adjustment for deferred gain in other comprehensive income of $1,474 that was previously recognized in the quarter ended September 30, 2008; and a decrease in taxes receivable of $6,466 for the quarter ended September 30, 2008 compared to an increase of $42 for the quarter ended September 30, 2009.  These factors, which served to increase operating cash flow, were partially offset by a decrease in depreciation expense of $1,175 due to assets held for sale not being depreciated in the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008.  Additionally, operating cash flow was impacted by the timing of cash receipts and disbursements resulting in an increase in accounts receivable and a decrease in accounts payable, partially offset by the pre-payment of certain expenses.

Investing Cash Flows.  Net investing cash outflow for the quarter ended September 30, 2009 was $1,127 compared to ($1,199) for the quarter ended September 30, 2008.  During the quarter ended September 30, 2008, we made investments to our operating plant of $1,686.  These investments were partially offset by the net proceeds from the sale of a corporate aircraft of $487.  During the quarter ended September 30, 2009, we made no capital investments and had proceeds of $1,127 from the sale of assets that were held for sale.

Financing Cash Flows.  Net financing cash flow for the quarter ended September 30, 2009 was ($4,555) compared to $26,837 for the quarter ended September 30, 2008, for a net decrease in financing cash flow of $31,392.  During the quarter ended September 30, 2009, we had net payments of $5,434 under our operating line of credit compared to net draws of $27,656 for the quarter ended September 30, 2008.  Also contributing to the decrease was the payment of loan fees associated with refinancing of the line of credit and other long-term debt. This net decrease was partially offset by net borrowings on long-term debt of $1,108 for the quarter ended September 30, 2009 compared to net payments of $830 for the quarter ended September 30, 2008.

CAPITAL EXPENDITURES

For the quarter ended September 30, 2009, we incurred no significant capital expenditures. For fiscal 2010, we have budgeted $4,000 in capital expenditures related to improvements in and replacements of existing plant and equipment.  We are limited to annual capital expenditures of $4,500 by the revolving credit facility. As of June 30, 2009, we had contracts to acquire capital assets of approximately $22.

In Section 550 of the Homeland Security Appropriations Act of 2007 (P.L. 109-295) (Act), Congress gave the Department of Homeland Security (“DHS”) regulatory authority over security at certain high-risk chemical facilities. Pursuant to its congressional mandate, on April 9, 2007, DHS promulgated the Chemical Facility Anti-Terrorism Standards (“CFATS”), 6 CFR Part 27. In the CFATS regulation, DHS requires all high-risk chemical and industrial facilities to complete security vulnerability assessments, develop site security plans and implement protective measures necessary to meet DHS-defined risk-based performance standards. DHS has provided notice that we operate a Tier 3 high risk facility. We have been instructed by the DHS to submit a security plan by the end of November 2009. The associated costs to comply cannot currently be determined, but it is possible that such costs could be substantial.

LINE OF CREDIT

The amount of borrowings which we may make is subject to borrowing base limitations.  As of September 30, 2009, our outstanding borrowings under this facility were $12,649, and $8,663 was available for additional borrowings.  The borrowing base is the lesser of the maximum line amount or an amount based on specified percentages of eligible accounts receivable and inventories less specified reserves.  The lender has discretion under the Credit Agreement to change the manner in which the borrowing base is determined, such as altering the advance rates applicable to accounts receivable and inventory or changing reserve amounts.

FINANCIAL COVENANTS

Under the Credit Agreement, we must meet specified monthly, cumulative net income requirements (aggregating $3,500 for fiscal year 2010 and $1,000 for the first quarter of fiscal 2011), are limited in the amount of capital expenditures we may make annually ($4,500) and must meet, at fiscal year end,  a minimum debt service coverage ratio ( (a) the sum of (i) funds from operations (net income plus depreciation and amortization, plus or minus increases or decreases in deferred income taxes and LIFO reserves, plus other non-cash items) plus (ii) interest expense minus (iii) unfinanced capital expenditures minus (iv) dividends and distributions paid during the period, divided by (b) the sum of (i) current maturities of long term debt plus (ii) interest expense) of not less than 1.15 to 1.0.   The lender has significant lending discretion under the Credit Agreement; it may modify our borrowing base and various components thereof in its reasonable discretion, thereby affecting the amount of credit available to us. The lender may terminate or accelerate our obligations under the Credit Agreement upon the occurrence of various events in addition to payment defaults and other breaches, including such matters as over advances arising from reductions in the borrowing base, certain changes in the Board, failure to pay taxes when due, defaults under other material debt, lease or other contracts and, for a period of one year after July 21, 2009,  our CEO ceasing to be actively engaged in our day to day business activities, or thereafter if we fail to hire a successor acceptable to the lender within 90 days. We have maintained compliance with these covenants through September 30, 2009.

The Credit Agreement also includes provisions that limit or restrict our ability to:

•                  incur additional indebtedness;

•                  pay dividends to stockholders or purchase stock;

•                  make investments;

•                  dispose of assets;

•                  make capital expenditures;

•                  create liens on our assets; or

•                  merge or consolidate.

WORKING CAPITAL

COMPARISON TO JUNE 30, 2009

Our working capital increased $7,867 from June 30, 2009 to September 30, 2009.  This increase was primarily the result of a lower outstanding balance on our revolving credit facility as well as modifications to long-term liabilities that decreased the current maturities of those obligations.

COMPARISON TO SEPTEMBER 30, 2008

During the twelve month period ended September 30, 2009, our working capital increased $2,907.  The twelve month increase was primarily a result of an increase in assets held for sale of $23,463 and decreases in the line of credit and accounts payable of $38,007 and $15,792, respectively.  These factors improving our working capital were partially offset by reductions in accounts receivable, inventory, and refundable income taxes of $13,933, $43,325, and $9,033, respectively.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We make our products primarily from flour and corn and, as such, are sensitive to changes in commodity prices.  We use grain futures and/or options, which mark to market, as a hedge to protect margins on contracted alcohol sales.  Fluctuations in the volume of hedging transactions are dictated by alcohol sales and are based on corn, natural gas and gasoline prices.  The futures contracts that are used are exchange-traded contracts.  We trade on the Kansas City and Chicago Boards of Trade and the New York Mercantile Board of Exchange.  Historically, we have included the fair values of open contracts in inventories. There were no open contracts as of September 30, 2009.  For inventory and open futures, the table below presents the carrying amount and fair value at September 30, 2009 and June 30, 2009.  All amounts are in thousands below, except for strike price per bushel.

	At September 30, 2009		At June 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Inventories
Corn	$1,005	$1,011	$1,108	$1,030
Flour	$190	$164	$108	$109

	Description and Expected Maturity*	Fair Value	Description and Expected Maturity	Fair Value
Corn Futures
Contract Volumes (bushels)	—		670
Weighted Average
Strike Price/Bushel	$—	$—	$3.9448	$3.5450
Contract Amount	$—	$—	$2,643	$2,375

Except for our credit facility and our loan from Union State Bank, our outstanding debt carries fixed interest rates. There was $12,649 in outstanding borrowings under our credit facility at September 30, 2009, which bore interest at a variable rate equal to daily three month LIBOR plus 5%, but not less than 5.5%.  At September 30, 2009 we had a $3,500 in loans from Union State Bank which bear interest at a variable rate (which adjusts quarterly) equal to 6 percent plus the weekly average yield on United States Treasury securities adjusted to a constant maturity of three years.  As a result, at September 30, 2009 we had approximately $16,149 outstanding borrowings bearing interest at variable rates.   Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on outstanding borrowings at September 30, 2009, a 100 basis point increase over the non-default rates actually in effect at such date would increase our annual interest expense by $152.

ITEM 4.        CONTROLS AND PROCEDURES.

(a)                                 Evaluation of disclosure controls and procedures.

As of the end of the quarter ended September 30, 2009 our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure

(b)           Changes in Internal Controls.

There has been no change in the Company’s internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect MGP Ingredients, Inc.’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                        LEGAL PROCEEDINGS.

From September 16, 2008 until February 11, 2009, tests on the Company’s feed drying unit indicated that it was not in compliance with the volatile organic compound emission limit established in the Consent Agreement and Final Order (“CAFO”) entered into with the Kansas Department of Health and Environment (“KDHE”) on January 11, 2006. The Company’s management has provided regular updates to the KDHE on efforts to bring the unit into compliance with the permit.   The KDHE has discretion under its penalty policy to pursue an enforcement action against the Company for failing to comply with the emission limit.  The KDHE proposed an amendment to the CAFO, addressing the Company’s noncompliance with the emission limit and related testing, monitoring and permitting violations and assessed a civil penalty of $66,000 against the Company.

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2009 we made no repurchases of our stock.

ITEM 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)                     The annual meeting of stockholders of the Company was held on October 22, 2009.

(b)                     At the annual meeting, the following persons where elected to the Board of Directors:

1)             Linda E. Miller was elected to the office of Group A Director for a term expiring in 2012 with 14,458,769 common share votes for her election and 917,355 votes withheld;

2)             Daryl R. Schaller, Ph.D. was elected to the office of Group A Director for a term expiring in 2012 with 14,437,397 common share votes for his election and 938,726 votes withheld;

3)             Karen Seaberg was elected to the office of Group B Director for a term expiring in 2011 with 418 preferred share votes for her election and zero votes withheld; and

4)             Michael Braude was elected to the office of Group B Director for a term expiring in 2012 with 418 preferred share votes for his election and zero votes withheld.

In addition, the terms of John R. Speirs and Gary Gradinger as Group A Directors continued after the annual meeting and the terms of John E. Byom, Cloud L. Cray, Jr. and Timothy W. Newkirk as Group B Directors continued after the annual meeting.

(c)          At the annual meeting, the following matters were approved by shareholders:

1)             a proposal to increase the number of share authorized to be issued under the Stock Incentive Plan of 2004 from 980,000 to 2,680,000, with 7,875,769 common shares voting in favor, 2,390,386 common shares opposed, 255,619 shares abstaining and 4,854,768 broker non-votes, and 418 preferred shares voting in favor, zero preferred shares opposed and zero preferred shares abstaining.

2)             a proposal to amend the Stock Incentive Plan of 2004 to add modified economic profit as a business criteria that may be used in awards intended to qualify as performance based compensation under Section 162(m) of the Internal Revenue Code, with 9,275,501 common shares voting in favor, 954,294 common shares opposed, 291,979 shares abstaining and 4,854,768 broker non-votes, and 418 preferred shares voting in favor, zero preferred shares opposed and zero preferred shares abstaining.

3)             a proposal to increase the number of share authorized to be issued under the Non-Employee Directors” Restricted Stock Plan, with 7,866,364 common shares voting in favor, 2,342,184 common shares opposed, 313,225 shares abstaining and 4,854,768 broker non-votes, and 405 preferred shares voting in favor, zero preferred shares opposed and 13 preferred shares abstaining.

(d)                          Not applicable.

ITEM 6.                        EXHIBITS

2

Purchase Agreement between the Company and Sergeants Pet Care Products, Inc. (Incorporated by reference to Exhibit 2 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196)).

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-17196)).

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed October 27, 2009 (File Number 0-17196)).

4.1

Credit and Security Agreement dated July 21, 2009 between the Company and Wells Fargo Bank, National Association and Revolving Note (Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196)).

4.1.1

Patent and Trademark Security Agreement dated as of July 21, 2009 between the Company and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196)).

4.1.2

Assignment of Membership Interests dated as of July 21, 2009 between the Company and Wells Fargo Bank, National Association, relating to Firebird Acquisitions, LLC (Incorporated by reference to Exhibit 4.1.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196)).

4.1.3

Stock Pledge Agreement dated as of July 21, 2009 between the Company and Wells Fargo Bank, National Association, relating to stock of Midwest Grain Pipeline, Inc. (Incorporated by reference to Exhibit 4.1.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196)).

4.1.4

Control Agreement and Assignment of Hedging Account among Wells Fargo Bank, National Association, the Company and ADM Investor Services, Inc. (Incorporated by reference to Exhibit 4.1.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196)).

4.1.5

Form of Mortgage relating to the Company’s Onaga in favor of Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1.6 below, which is being filed in the same form in Pottawatomie County, Kansas).

4.1.6

Amended and Restated Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated as of August 31, 2009 relating to the Company’s Atchison facility in favor of Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 4.1.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196)).

4.1.7

Mortgage relating to the Company’s Pekin facility dated August 19, 2009 in favor of Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196)).

4.1.8

Form of Mortgage relating to a tract of land owned by the Company in Wyandotte County, Kansas in favor of Wells Fargo Bank, national Association (Incorporated by reference to Exhibit 4.1.6 above, which is being filed in the same form in Wyandotte County, Kansas).

4.1.9

Consent and Release dated August 19, 2009 between Wells Fargo Bank, National Association and the Company (Incorporated by reference to Exhibit 4.1.9 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196)).

4.2

Restructuring Agreement dated July 20, 2009  between Central Illinois Light Company and the Company (Incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196)).

4.2.1

Promissory Note from the Company to Central Illinois Light Company dated July 20, 2009 in the initial principal amount of $11,614,197 (Incorporated by reference to Exhibit 4.2.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196)).

4.2.2

Assignment of Income Tax Refunds and Proceeds dated July 20, 2009 from the Company to Central Illinois Light Company (Incorporated by reference to Exhibit 4.2.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196)).

4.2.3

Waiver Agreement among the Company, Cloud L. Cray, Jr. Trust and Central Illinois Light Company (Incorporated by reference to Exhibit 4.2.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196)).

4.2.4

Subordination agreement between Central Illinois Light Company and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.2.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196)).

4.2.5

Mortgage dated August 14, 2009 relating to the Company’s Pekin facility in favor of Central Illinois Light Company (Incorporated by reference to Exhibit 4.2.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196)).

4.2.6

Subordination Agreement dated August 14, 2009 among the Company, Cloud L. Cray, Jr. Trust, Exchange National Bank & Trust Co. of Atchison and Central Illinois Light Company (Incorporated by reference to Exhibit 4.2.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196)).

4.3

Promissory Note from the Company to Union Pacific Railroad Company dated May 3, 2009 in the initial principal amount of $997,545 (Incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196)).

4.3.1

Subordination Agreement between Union Pacific Railroad Company and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196)).

4.4

Promissory Note from the Company to Exchange National Bank & Trust Co. of Atchison dated April 15, 2009 in the initial principal amount of $2,800,000 (Incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196)).

4.4.1

Leasehold Mortgage, Security Agreement and Fixture Filing dated April 15, 2009 from the Company to Exchange National Bank & Trust Co. of Atchison securing note in item 4.4  relating to executive office building and new technical center in Atchison, Ks. (Incorporated by reference to Exhibit 4.4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196)).

4.4.2

Mortgage dated April 15, 2009  from the Company to Exchange National Bank & Trust Co. of Atchison securing the note in Item 4.4  relating to Pekin, Plant (Incorporated by reference to Exhibit 4.4.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196)).

4.4.3

Pledge and Security Agreement dated April 15, 2009 of Taxable Industrial Revenue Bond, Series 2006 (MGP Ingredients Project) from the Company to Exchange Bank & Trust Co. of Atchison securing the note in Item 4.4 (Incorporated by reference to Exhibit 4.4.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196)).

4.4.4

Mortgagee’s Disclaimer and Consent dated July 17, 2009 between Exchange National Bank & Trust Co. of Atchison and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.4.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196)).

4.4.5

Commercial Loan Extension Agreement dated September 3, 2009 between the Company and Exchange National Bank & Trust Co. of Atchison (Incorporated by reference to Exhibit 4.4.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196)).

4.5

Commercial Loan Agreement dated March 31, 2009 between the Company and Union State Bank of Everest (Incorporated by reference to Exhibit 4.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196)).

4.5.1

Promissory Note dated March 31, 2009 from the Company to Union State Bank of Everest in the initial principal amount of $1,500,000 (Incorporated by reference to Exhibit 4.5.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196)).

4.5.2

Commercial Security Agreement from the Company to Union State Bank of Everest dated March 31, 2009 (Incorporated by reference to Exhibit 4.5.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196)).

4.5.3

Amendment to Commercial Security Agreement dated as of July 20, 2009 between the Company and Union State Bank of Everest (Incorporated by reference to Exhibit 4.5.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196)).

4.5.4

Mortgage dated March 31, 2009 from the Company to Union State Bank of Everest relating to the Atchison flour mill and the Onaga plant securing the note referred to in Item 4.5 (Incorporated by reference to Exhibit 4.5.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196)).

4.6

Promissory Note dated July 20,2009 from the Company to Union State Bank of Everest in the initial principal amount of $2,000,000 (Incorporated by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196)).

4.6.1

Commercial Security Agreement dated July 20, 2009 from the Company to Union State Bank of Everest of Everest relating to equipment at Atchison Plant and flour mill and Onaga plant (Incorporated by reference to Exhibit 4.6.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196)).

4.6.2

Mortgage dated July 20, 2009 from the Company to Union State Bank of Everest relating to the Atchison plant (Incorporated by reference to Exhibit 4.6.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196)).

4.7

Intercreditor Agreement between Wells Fargo Bank, National Association and Union State Bank of Everest (Incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196)).

4.8

Subordinated Secured Promissory Note dated March 27, 2009 from the Company to Cloud L. Cray, Jr. Trust (Incorporated by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196)).

4.8.1

Amendment No. 1 dated July 20, 2009 to Subordinated Secured Promissory Note dated March 27, 2009  (Incorporated by reference to Exhibit 4.8.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196)).

4.8.2

Mortgage, Assignment of Leases, Security Agreement and Fixture Filing Financing Statement dated March 27, 2009 from the Company to Cloud L. Cray, Jr. Trust relating to Atchison plant (Incorporated by reference to Exhibit 4.8.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196)).

4.8.3

Mortgage, Assignment of Leases, Security Agreement and Fixture Filing Financing Statement dated March 27, 2009 from the Company to Cloud L. Cray, Jr. Trust relating to Pekin plant (Incorporated by reference to Exhibit 4.8.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196)).

4.8.4

Subordination Agreement dated July 17, 2009 between Cloud L. Cray, Jr. Trust and Union State Bank of Everest (Incorporated by reference to Exhibit 4.8.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196)).

4.8.5

Subordination Agreement dated July 16, 2009 between Cloud L. Cray, Jr.  Trust and Exchange National Bank & Trust Co. of Atchison (Incorporated by reference to Exhibit 4.8.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196)).

4.8.6

Subordination Agreement dated July 16, 2009 between Cloud L. Cray, Trust and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.8.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196)).

4.8.7

Mortgagee’s Consent from Cloud L. Cray, Jr. Trust to Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.8.7  of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196)).

4.9

Promissory Note to GE Capital Public Finance dated September 24, 2004 and related Security Agreement dated as of September 24, 2004, as amended by Addendum No. 001 (Incorporated by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 ( File number 0-17196)).

4.10

Addendum 002 to Security Agreement dated as of September 24, 2004 filed as exhibit 4(f) (Incorporated by reference to Exhibit 4(g) of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2005 (File number 0-17196)).

4.11

Addendum 003, dated August 31, 2005, to Security Agreement dated as of September 24, 2004 filed as exhibit 4(f) (Incorporated by reference to Exhibit 4(h) of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 20, 2005 (File number 0-17196)).

4.12

Waiver letter dated September 16, 2008 from GE Government Public Finance Inc. and General Electric Capital Corporation (Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 (File number 0-17196)).

4.13

Cross-Collateral and Cross-Default Agreement dated as of September 29, 2005 in favor of General Electric Capital Corporation and GE Capital Public Finance (Incorporated by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 ( File number 0-17196)).

*4.14	Release dated as of August 20, 2009 among the Company, GE Government Finance, Inc. and General Electric Capital Corporation.

4.15

Trust Indenture Dated as of December 28, 2006 relating to $7,000,000 Taxable Industrial Revenue Bonds Series 2006 (MGP Ingredients Project (Incorporated by Reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2006 (File number 0-17196)).

4.16

Lease dated as of December 28, 2006 between the City of Atchison, as Issuer and MGP Ingredients, Inc., as tenant relating to $7,000,000 Taxable Industrial Revenue Bonds Series 2006 (MGP Ingredients Project (Incorporated by Reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2006 (File number 0-17196)).

4.17	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the Commission upon request.

10.55	Consultation Agreement with Ladd Seaberg (Incorporated by reference to Exhibit 2 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196)).

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Interim Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date: November 5, 2009	By	/s/ Timothy W. Newkirk
Timothy W. Newkirk, President and Chief Executive Officer

Date: November 5, 2009	By	/s/David Harbert
David Harbert Interim Chief Financial Officer