Form 10-Q
period 2009-12-31
MGP INGREDIENTS INC
filed 2010-02-11
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009.

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

Common stock, no par value

16,674,655 shares outstanding

as of December 31, 2009

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as well as historical information.  All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements.  In addition, forward-looking statements are usually identified by or are associated with such words as “intend,” “plan”, “believe,” “estimate,” “expect,” “anticipate,” “hopeful,” “should,” “may,” “will”, “could”, “encouraged”, “opportunities”, “potential” and/or the negatives of these terms or variations of them or similar terminology.  They reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance.  All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement.  Important factors that could cause actual results to differ materially from our expectations include, among others:  (i) our ability to manage our cash flows,  (ii) the ability to start up and effectively operate the Illinois Corn Processing, LLC (“ICP”) joint venture, (iii) our ability to maintain compliance with all applicable loan agreement covenants, (iv) the availability and cost of grain and fluctuations in energy costs, (v) an increase in interest rates,  (vi) disruptions in operations at our Atchison facility, (vii) competitive environment and related market conditions, (viii) our ability to realize operating efficiencies, (ix) the effectiveness of our hedging programs, (x) and actions of governments.    For further information on these and other risks and uncertainties that may affect our business, see Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

PART I

ITEM 1. FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Dollars in thousands, except per-share amounts

	Quarter Ended		Year to Date Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008

Net sales	$44,672	$73,242	$91,756	$172,262
Cost of sales	36,162	96,890	73,409	212,597
Gross profit	8,510	(23,648)	18,347	(40,335)

Selling, general and administrative expenses	5,004	5,737	9,600	11,852
Impairment of long lived assets	—	8,931	—	8,931
Severance and early retirement costs	—	3,288	—	3,288
Loss on joint venture formation	3,047	—	3,047	—
Gain on sale of assets	(500)	—	(700)	—
Other restructuring costs	455	5,241	1,252	5,241
Income (loss) from operations	504	(46,845)	5,148	(69,647)

Other income (expense), net	2	33	23	74
Interest expense	(537)	(797)	(1,326)	(1,525)
Joint venture operations	150	(18)	102	(34)
Income (loss) before income taxes	119	(47,627)	3,947	(71,132)

Provision (benefit) for income taxes	(4,659)	(4,911)	(4,569)	(11,173)
Net income (loss)	4,778	(42,716)	8,516	(59,959)

Other comprehensive income (loss), net of tax:	3	(675)	3	(2,177)
Comprehensive income (loss)	$4,781	$(43,391)	$8,519	$(62,136)

Per Share Data
Total basic earnings (loss) per common share	$0.29	$(2.58)	$0.51	$(3.62)
Total diluted earnings (loss) per common share	$0.28	$(2.58)	$0.50	$(3.62)

See accompanying notes to the unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	December 31, 2009	June 30, 2009
ASSETS
Current Assets
Cash and cash equivalents	$—	$178
Restricted cash	34	203
Receivables (less allowance for doubtful accounts:
December 31, 2009 - $378 and June 30, 2009 -$388)	16,760	18,403
Receivables from affiliate	1,716	—
Inventory	15,248	20,400
Prepaid expenses	2,545	980
Deposits	1,367	980
Deferred income taxes	1,085	1,218
Refundable income taxes	5,034	6,045
Assets held for sale	—	32,380
Total current assets	43,789	80,787
Property and equipment, at cost	163,460	163,345
Less accumulated depreciation	(104,164)	(100,036)
Property and equipment, net	59,296	63,309
Investment in joint ventures	14,727	238
Other assets	1,063	798
Total assets	$118,875	$145,132

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$2,606	$3,147
Liabilities related to assets held for sale	—	2,725
Revolving credit facility	2,936	17,833
Accounts payable	10,634	19,864
Accounts payable to affiliate	88	—
Accrued expenses	5,678	5,976
Total current liabilities	21,942	49,545
Long-Term debt	5,423	9,632
Deferred credit	5,783	6,190
Accrued retirement benefits	9,157	8,799
Other non-current liabilities	2,949	5,864
Noncurrent deferred income taxes	1,085	1,218
Total liabilities	46,339	81,248
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 19,530,344 shares	6,715	6,715
Additional paid-in capital	11,465	11,572
Retained earnings	71,206	62,690
Accumulated other comprehensive loss	(2,308)	(2,311)
Treasury stock, at cost
Common; December 31, 2009 – 2,855,689 shares, and June 30, 2009 - 2,931,759 shares	(14,546)	(14,786)
Total stockholders’ equity	72,536	63,884
Total liabilities and stockholders’ equity	$118,875	$145,132

See accompanying notes to the unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Year to Date Ended
	December 31, 2009	December 31, 2008
Cash Flows from Operating Activities
Net income (loss)	$8,516	$(59,959)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,397	6,826
Gain on sale of assets	(700)	(53)
Loss on joint venture formation	3,047	—
Deferred income taxes	—	(7,217)
Loss on impairment of assets	—	8,931
Joint venture operations (gain)	(102)	34
Changes in working capital items:
Restricted cash	169	(1,358)
Receivables/receivables from affiliate	(73)	7,917
Inventory	2,042	24,219
Prepaid expenses	(1,565)	(4,343)
Accounts payable/accounts payable to affiliate	2,715	(1,934)
Accrued expenses	13	4,563
Accrued natural gas derivative	—	5,447
Deferred credit	(407)	(440)
Income taxes payable/refundable	1,011	3,898
Accrued retirement benefits and other non-current liabilities	(2,557)	(89)
Gains previously deferred in other comprehensive income	—	(2,149)
Other	(444)	(226)
Net cash provided by (used in) operating activities	16,062	(15,933)
Cash Flows from Investing Activities
Additions to property and equipment	(55)	(1,994)
Proceeds from sale of interest in joint ventures	13,951	—
Proceeds from disposition of property and equipment	4,163	460
Net cash provided by (used in) investing activities	18,059	(1,534)
Cash Flows from Financing Activities
Purchase of treasury stock	—	(34)
Proceeds from stock plans	—	12
Exercise of stock options	221	—
Loan fees incurred with borrowings	(229)	—
Tax effect of restricted stock awarded	—	(205)
Proceeds from long-term debt	2,032	150
Principal payments on long-term debt	(21,121)	(1,939)
Proceeds from revolving credit facility	97,726	61,134
Principal payments on revolving credit facility	(112,928)	(41,651)
Net cash provided by (used in) financing activities	(34,299)	17,467
Decrease in cash and cash equivalents	(178)	—
Cash and cash equivalents, beginning of year	178	—
Cash and cash equivalents, end of period	$—	$—

See accompanying notes to the unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise noted)

Note 1.  Accounting Policies and Basis of Presentation.

Basis of Presentation

The accompanying condensed consolidated financial statements of MGP Ingredients, Inc. and its subsidiaries (“Company”) reflect all adjustments (consisting only of normal adjustments) which, in the opinion of the Company’s management, are necessary to fairly present the financial position, results of operations and cash flows of the Company.  These unaudited condensed consolidated financial statements as of and for the period ended December 31, 2009 should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Form 10-K Annual Report for the fiscal year ended June 30, 2009 filed with the Securities and Exchange Commission.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Impairment

The Company tests its long-lived assets for impairment whenever events or conditions and circumstances indicate a carrying amount of an asset may not be recoverable.  No events or conditions occurred during the quarterly period ended December 31, 2009 that required the Company to perform a test of its long-lived assets for impairment.

During the first two quarters of fiscal 2009, declines in overall equity values, including the common stock value, and changes in the Company’s operations triggered impairment evaluations, which required considerable management judgment.  The testing and analysis as of December 31, 2008 identified certain impaired assets (see Note 10 Fiscal Year 2009 Restructuring Costs and Loss on Impairment of Assets).

Out-of-Period Adjustments

During the second quarter 2010 management performed a detailed analysis of the accounts payable balance.  This analysis indicated certain transactions recorded in the prior fiscal year had been either duplicated or otherwise erroneously recorded.   After analysis, the Company determined certain recorded amounts were not owed and adjusted the accounts payable balance in the second quarter to correct this situation.  The impact of the correcting adjustment increased reported pretax income in the second quarter by approximately $1,351.  Cost of sales was favorably impacted by $733, and the results of joint venture operations was improved by $618.  Management does not believe the impact of this out of period adjustment materially impacts the fair presentation of the Company’s operating results or financial condition for the periods impacted.

Recently Issued Accounting Pronouncements

Accounting Standards Codification  —  In June 2009, the Financial Accounting Standards Board (“FASB”) issued a standard that established the FASB Accounting Standards Codification (the “ASC”), which effectively amended the hierarchy of U.S. generally accepted accounting principles (“GAAP”) and established only two levels of GAAP, authoritative and nonauthoritative. All previously existing accounting standard documents were superseded, and the ASC became the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the ASC became nonauthoritative. The ASC was intended to provide access to the authoritative guidance related to a particular topic in one place. New guidance issued subsequent to June 30, 2009 will be communicated by the FASB through Accounting Standards Updates. The ASC was effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  We adopted and applied the provisions of the ASC for our first fiscal quarter ended September 30, 2009, and have eliminated references to pre-ASC accounting standards throughout our consolidated financial statements. Our adoption of the ASC did not have a material impact on our consolidated financial statements.

Consolidation of Variable Interest Entities  —  In June 2009, the FASB issued new guidance on the consolidation of variable interest entities (“VIE”) in response to concerns about the application of certain key provisions of pre-existing guidance, including those regarding the transparency of the involvement with a VIE. Specifically, this new guidance requires a qualitative approach to identifying a controlling financial interest in a VIE and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. In addition, this new guidance requires additional disclosures about the involvement with a VIE and any significant changes in risk exposure due to that involvement. This new guidance is effective for fiscal years beginning after November 15, 2009. We plan to adopt the new guidance in fiscal year 2011 and do not expect a material impact on our consolidated financial statements.

Transfers of Financial Assets  —  In June 2009, the FASB issued new guidance on accounting for transfers of financial assets which eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This new guidance is effective for fiscal years beginning after November 15, 2009. We plan to adopt the new guidance on July 1, 2010.

Note 2.  Indebtedness.

The Company paid $6,267 to Central Illinois Light Company (“CILCO”) on November 20, 2009.  This payment satisfied all of the Company’s obligations to CILCO under a promissory note dated August 14, 2009.  The Company has secured a release of the related mortgage on the alcohol production facility in Pekin, Illinois held by CILCO.

The Company also paid $2,811 to Exchange National Bank (“Exchange”) on November 20, 2009.  This payment satisfied all of the Company’s obligations to Exchange under a promissory note dated April 15, 2009.  The Company has secured releases of the mortgages held by Exchange on the Pekin plant  and on the Company headquarters leasehold interest.

On November 20, 2009, the Company’s other lenders holding liens on the Pekin plant property, Wells Fargo Bank, National Association, and the Cloud L. Cray, Jr. Trust, also released their liens on the Pekin plant property in connection with the consummation of the formation of the joint venture (See Note 3. Formation of Joint Venture).

On December 21, 2009, the Company paid $2,102 to the Cray Trust in full payment of all amounts remaining due on its note to the Cray Trust and obtained the release of the related lien on the Atchison plant.

On December 21, 2009, the Company paid $450 to Union Pacific Corporation (“UPC”) in full payment of its note to UPC.

Note 3.  Formation of Joint Venture.

The Company completed a series of related transactions on November 20, 2009 pursuant to which the Company has contributed its Pekin plant and certain maintenance and repair materials to a newly-formed company, Illinois Corn Processing, LLC (“ICP”), and then sold 50% of the membership interest in ICP to Illinois Corn Processing Holdings, LLC (“ICPH”), an affiliate of SEACOR Energy Inc., for proceeds of $15,000, less closing costs of $1,049.  Another affiliate of SEACOR Energy Inc., will provide funding to ICP through two loans secured by all the assets of ICP, including the Plant, but which are non-recourse to the Company.  ICP will reactivate distillery operations at the Pekin facility.  The Company will market food-grade and industrial-grade alcohol products manufactured by ICP, and SEACOR Energy Inc. will market ethanol products manufactured by ICP. In connection with these transactions, the Company entered into the following agreements:

1)          Contribution Agreement.  The Company and ICP entered into a Contribution Agreement dated November 20, 2009 pursuant to which the Company contributed the Pekin plant to ICP at an agreed value of $30,000, consisting of land and fixed assets valued at $29,063 and materials and supply inventory valued at $937.

2)          LLC Interest Purchase Agreement.  The Company and ICPH entered into an LLC Interest Purchase Agreement dated November 20, 2009 (the “IPA”) pursuant to which ICPH acquired 50% of the membership interest in ICP for a purchase price of $15,000.  The IPA also provides ICPH with the option to purchase up to an additional 20% of the membership interest in ICP at any time between the second and fifth anniversary of the closing date for a fixed price.  The LLC Agreement contains additional buy-sell provisions.

3)          LLC Agreement.  The Company and ICPH entered into a Limited Liability Company Agreement dated November 20, 2009 (the “LLC Agreement”).  Pursuant to the LLC Agreement, the Company and ICPH each have 50% of the voting and equity interests in ICP.  Day to day management of ICP is retained by the members.  The LLC Agreement also provides for the creation of an advisory board consisting of three advisors appointed by the Company and three advisors appointed by ICPH.  ICP’s limited liability company agreement gives either member certain rights to shut down the plant if it operates at a loss.  Such rights are conditional in certain instances but absolute if losses exceed $1,500 over any three consecutive quarters or if ICP’s net working capital is less than $2,500.

4)          Marketing Agreements.  The Company and ICP entered into a Marketing Agreement dated November 20, 2009, pursuant to which ICP will manufacture and supply food-grade and industrial-use alcohol products for the Company, and the Company will purchase, market and sell such products.  Pursuant to the Marketing Agreement, the Company will share margin realized from the sale of the products under the agreement with ICP.  The Marketing Agreement has an initial term of one year but automatically renews for one year terms thereafter, subject to specified exceptions. SEACOR Energy Inc. has entered into a similar agreement with ICP with respect to the marketing of ethanol.

The LLC Agreement permits the Company to pledge its interest in ICP to secure the Company’s obligations under its credit facility with Wells Fargo Bank, National Association, and the Company has done so as of November 20, 2009.  The Company also agreed  that by February 15, 2010 it would grant to Wells Fargo Bank a mortgage or leasehold mortgage on the Company’s headquarters and technical center in Atchison, Kansas  that previously were mortgaged to Exchange National Bank.

The Company recognized a charge of $3,047 in the second quarter of the current fiscal year related to the completion of these transactions that has been included in the Company’s Condensed Consolidated Statement of Income as “Loss on joint venture formation”.  The charge consists of $1,998 to adjust the book value of the Pekin plant balance sheet assets contributed to the joint venture to the implied value and $1,049 for professional fees associated with the transaction.

On December 31, 2009, the Company received consent from Wells Fargo Bank under the Company’s Credit and Security Agreement permitting the Company to make an additional investment of up to $2,500 in Illinois Corn Processing, LLC in order to fund one-half (SEACOR Energy Inc. will contribute the remaining half) of the purchase from a third party of the steam boiler located at the Pekin, Illinois plant now owned by Illinois Corn Processing, LLC.

Subsequent to December 31, 2009, ICP purchased a boiler for approximately $5,000.  The Company and ICPH each contributed $1,000 to acquire this asset and will fund the balance of the purchase price over the next two years.  ICP took steps to begin production at the Pekin facility, which is expected to be fully operational by the end of the third quarter.

The Contribution Agreement and the LLC Interest Purchase Agreement require the Company to indemnify ICP and ICPH from and against any damages or liabilities arising from a breach of the Company’s representations and warranties in the Contribution Agreement and the IPA and also with respect to certain environmental damages or liabilities related to the recommencement of production at the Pekin plant or to operations at the Pekin plant prior to the closing.  The amount of damages, with the exception of taxes and environmental matters, is limited to a maximum of $30 million.

Note 4.  Sale of Facilities.

On August 21, 2009, the Company sold its Kansas City, Kansas, facility for proceeds of $3,585, less closing costs, with potential additional payments over the next three years based on the buyer’s income from sales of the Company’s existing products to the Company’s existing customers during that period.  The sale included all equipment used for the production and packaging of pet-related products, which principally include extruded plant-based resins and finished pet treats. The Company retained ownership of equipment that is used for the production of our Wheatex® textured wheat proteins, which are sold for use in meat extension and vegetarian product applications.  This equipment is located in a separate section of the facility that has been leased to the Company for a period of three years and is operated by a subsidiary of the buyer under a toll manufacturing arrangement.  In connection with the sale of the Kansas City, Kansas facility, liabilities related to these assets held for sale as of June 30, 2009, totaling $2,725 were paid down to zero with the sale proceeds.

On December 23, 2009, the Company sold certain assets from its flour mill facility in Atchison, Kansas for proceeds of $500.  A gain of $500 was also recorded for this sale.  In addition, the Company  recognized a gain of $200 during the first  quarter of the current fiscal year, for certain other asset sales.  The gains have been included in the Company’s Condensed Consolidated Statements of Income as “Gain on sale of assets”.

Note 5.  Earnings Per Share.

Basic earnings per share data is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Potentially dilutive instruments are stock options and unvested restricted stock awards.

	Quarter Ended			Year to Date
Weighted average shares:	December 31, 2009	December 31, 2008		December 31, 2009	December 31 2008

Basic and Diluted Shares:	16,673,189	16,582,063		16,638,080	16,572,353
Additional weighted average shares attributable to:
Stock options:	12,213	—	(1)	2,410	—	(1)
Unvested restricted stock awards:	400,757	—	(1)	262,165	—	(1)
Potentially Diluted Shares	17,086,159	16,582,063		16,902,655	16,572,353

(1) The stock options and the restricted stock awards were not dilutive due to the loss experienced in this period.

Note 6.  Commitments.

The Company purchases its corn requirements for its Atchison plant through a single elevator company.  If the Company fails to purchase 13 million bushels each 12 months, it must pay the elevator company $0.02 per bushel for each bushel less than 13 million purchased.  The elevator company may terminate if the Company fails to purchase the specified minimums, in which case the Company would be obligated to pay the elevator company $260 plus its costs incurred in contracting for delivery of corn purchased for the Company pursuant to previously issued Company delivery orders.  The Company has complied with its commitment under this agreement.

Note 7.  Derivative Instruments and Fair Value Measurements.

Derivative Instruments.  In connection with the purchase of raw materials, principally corn, flour and natural gas, for anticipated operating requirements, the Company enters into readily marketable exchange-traded derivative instruments in the form of commodity futures and option contracts consistent with its established risk management policies.

Certain commodities the Company uses in its production process are exposed to market price risks due to volatility in the prices for those commodities.  Currently, the Company uses derivative instruments to reduce the risk related to price volatility for corn, flour and natural gas.  The Company manages its exposure through a combination of long-term contracts with suppliers and exchange traded commodity futures and option contracts.  Derivative instruments are recorded as either assets or liabilities and are measured at fair market value with any changes in fair value being marked to market as a component of cost of sales in the Condensed Consolidated Statements of Income.  Since these derivatives are not accounted for as hedges, fluctuations in the related commodity prices could have a material impact on earnings in any given period.  The Company recorded a $1 mark to market gain as of December 31, 2009, to costs of goods sold related to corn derivatives.

With the temporary shutdown of the Company’s Pekin plant during fiscal 2009, commitments for the purchase of natural gas through the remainder of the fiscal year under a single contract for this facility were in excess of projected consumption.  Accordingly, the Company settled its commitments for the difference between the prices to which the Company committed to and the market price of natural gas upon settlement.  The Company recorded a charge of $5,447 for unrealized losses as of December 31, 2008, to cost of sales for settlements of contract related to unused gas resulting from the temporary shutdown.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2009 and 2008.

	Classified	Fair Value Measurements	Level 1	Level 2	Level 3
December 31, 2009
Assets
Corn Derivatives	Restricted Cash	$32	$32	$—	$—

June 30, 2009
Liabilities
Corn Derivatives	Inventory	$268	$268	$—	$—

Note 8.  Operating Segments.

The Company’s operations are classified into three reportable segments:  ingredient solutions, distillery products and other. Ingredient solutions consist of specialty starches and proteins, commodity starch and vital wheat gluten.  Mill by-products, consisting primarily of mill feeds or “midds,” have also been included in this segment but have been discontinued with the shutdown of our wheat flour milling operations at the Atchison, Kansas plant in the second quarter of fiscal 2009.  The distillery products segment consists of food grade alcohol, along with fuel grade alcohol, commonly known as ethanol, and distillers feed, which are co-products of our distillery operations.  The other products segment comprises resins and plant-based polymers and composites manufactured through the further processing of certain of our proteins and starches and wood.  For the quarter and year to date period ended December 31, 2009, revenues from products in the other segment represent less than 2.0 percent of the Company’s consolidated revenues.  As noted in Note 10, during the second quarter of fiscal 2009 the Company closed the flour mill at the Atchison facility and ceased protein and starch production operations at its Pekin, Illinois plant.  Other than the production of fuel alcohol as a by-product of high quality alcohol, the Company ceased production of fuel alcohol in the third quarter of fiscal 2009.  Under a marketing agreement with ICP, ICP will manufacture and supply food-grade and industrial-use alcohol products for us, and we will purchase, market and sell such products. Pursuant to the marketing agreement, we will share margin realized from the sale of the products under the agreement with ICP. SEACOR Energy Inc. has entered into a similar agreement with ICP with respect to the marketing of the ethanol produced at the Pekin plant.

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

	Quarter Ended		Year to Date Ended
(in thousands)	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008

Sales to Customers
Ingredient solutions	$15,124	$22,455	$30,183	$48,352
Distillery products	28,954	49,733	60,328	121,115
Other	594	1,054	1,245	2,795
Total	44,672	73,242	91,756	172,262

Depreciation and amortization
Ingredient solutions	578	834	1,161	1,693
Distillery products	1,090	2,084	2,191	4,203
Other	62	61	121	122
Corporate	419	422	924	808
Total	2,149	3,401	4,397	6,826

Income (Loss) before Income Taxes
Ingredient solutions	2,760	(4,154)	5,057	(9,543)
Distillery products	4,211	(15,397)	10,840	(28,323)
Other	(20)	(1)	96	236
Corporate	(3,830)	(5,168)	(8,447)	(10,595)
Impairment of long lived assets	—	(8,931)	—	(8,931)
Severance and early retirement costs	—	(3,288)	—	(3,288)

Loss on joint venture formation	(3,047)	—	(3,047)	—
Gain on sale of assets	500	—	700	—
Other restructuring costs	(455)	(5,241)	(1,252)	(5,241)
Unrealized loss on natural gas contract	—	(5,447)	—	(5,447)
Total	$119	$(47,627)	$3,947	$(71,132)

•                  For purposes of comparative analysis, the impairment of long lived assets, severance and early retirement costs, loss on joint venture formation, gain on sale of assets and other restructuring costs realized during the quarters ended December 31, 2009 and 2008 have been excluded from segments.  Indirect selling, general and administrative, interest expense, investment income and other general miscellaneous expenses are excluded from segment operations and classified as Corporate. Corporate loss was favorably impacted by $1,351 representing reversal of over-accrued payables as discussed in Note 1, Out-of-Period Adjustments.

	December 31, 2009	June 30, 2009
Identifiable Assets
Ingredient solutions	$31,517	$36,204
Distillery products	50,087	56,535
Other	1,902	1,873
Assets held for sale	—	32,380
Corporate	35,369	18,140
Total	$118,875	$145,132

Note 9. Pension and Post Retirement Benefit Obligations

Post Retirement Benefits.  The Company and its subsidiaries provide certain post-retirement health care and life benefits to all employees.  The liability for such benefits is unfunded.  The Company uses a June 30 measurement date for the plan.

The components of the Net Periodic Benefit Cost for the quarter and year to date periods ended December 31, 2009 and 2008, respectively, are as follows:

	Quarter Ended		Year to Date Ended
(in thousands)	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008

Service cost	$62	$75	$124	$150
Interest cost	135	124	270	248
Prior service cost	(9)	(9)	(18)	(18)
Loss	17	5	34	10
Total post-retirement benefit cost	$205	$195	$410	$390

The Company previously disclosed in its financial statements for the year ended June 30, 2009, amounts expected to be paid to plan participants.  There have been no revisions to these estimates and there have been no changes in the estimate of total employer contributions expected to be made for the fiscal year ended June 30, 2010.

Total employer contributions for the quarter ended December 31, 2009 were $34.

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

The components of the Net Periodic Benefit Cost for the quarter and year to date periods ended December 31, 2009 and 2008, respectively, are as follows:

	Quarter Ended		Year to Date Ended
(in thousands)	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008

Service cost	$152	$141	$304	$282
Interest cost	58	49	116	98
Expected return on plan assets	(42)	(44)	(84)	(88)
Prior service cost	6	6	12	12
Recognition of net loss	21	4	42	8
Total pension benefit cost	$195	$156	$390	$312

The Company has made employer contributions of $405 for the year to date period ended December 31, 2009, all of which were in the quarter ended September 30, 2009.

Note 10.  Fiscal Year 2009 Restructuring Costs and Loss on Impairment of Assets.

In response to the losses incurred during fiscal 2009, actions were taken in the second quarter in an effort to return the Company to profitability.  These actions included significant changes to operations in the Company’s Atchison and Pekin facilities.  As a result of these actions, restructuring costs and loss on impairment of assets for the quarter and year to date period ending December 31, 2008 were as follows:

Total
Impairment of long lived assets	$8,931
Severance and early retirement costs	3,288
Other restructuring costs	5,241
Total	$17,460

On October 20, 2008 the Company announced that it had signed a non-binding letter of intent to acquire its flour requirements from a third party, was ceasing operations at its flour mill in Atchison,

Kansas and was reducing its workforce.  The Company’s decision to close its flour mill was due to the fact that it could no longer produce flour for its own use at costs that were competitive with those of third party producers.  As a result of this action, the Company performed an impairment analysis and recorded a $2,831 non-cash impairment charge in the Condensed Consolidated Financial Statements related to the flour mill assets.

On November 5, 2008, the Company announced plans to significantly reduce production of commodity wheat proteins and starches by ceasing protein and starch production operations at its Pekin, Illinois plant, effective November 12, 2008.  The majority of the Pekin facility’s protein and starch production consisted of gluten and commodity starches.  As a result of the shutdown, the Company performed an impairment analysis and recorded a $4,960 non-cash impairment charge in the Condensed Consolidated Financial Statements related to the Pekin protein and starch assets.

As a result of the closure of the Company’s flour mill and the protein and starch operations at its Pekin plant, the Company also incurred $3,288 in severance and early retirement costs.

On January 29, 2009, the Company temporarily shut down its Pekin, Illinois plant.  Management performed an impairment analysis and recorded a $329 non-cash impairment charge in the Condensed Consolidated Financial Statements related to the write down of equipment used in the production of personal care products.

At the end of the third quarter of fiscal 2008 the Company concluded that its pet business assets in the other segment and certain of its ingredient solutions segment assets in a mixed use facility in Kansas City, Kansas at which the Company’s pet treat resins are made were impaired.  At that time, the Company recorded a non-cash impairment charge of $8,100 in Condensed Consolidated Financial Statements.  For the period ended December 31, 2008, the Company performed another test for impairment of these assets as result of an appraisal resulting in a further charge of $811.

Other restructuring costs of $5,241 include $2,925 related to lease termination costs which the Company expects to incur as a result of the flour mill closure with respect to 147 rail cars which it formerly used to transport flour and whose leases expire through 2013. The Company has recognized this expense because it no longer utilizes these cars in its business.  Expected payments accrued reflect the net present value of the remaining obligation net of units which are estimated to be returned to the lessor sooner than the lease termination date.  The discount rate used was 7.0 percent and was based on the Company’s borrowing costs at December 31, 2008.  Thirteen of these railcars have been returned to the lessor as of December 31, 2009.  The Company estimates that the remaining railcars will either be returned to the lessor or assigned to other third parties over the course of four years.  Other restructuring costs also include a $2,185 net loss resulting from sales of excess wheat no longer needed for milling operations. The charge is net of approximately $1,109 in realized gains previously recorded in accumulated other comprehensive income.

Note 11.  Assets Held for Sale.

The Company during fiscal 2008 committed to a plan to sell its mixed use facility in Kansas City, Kansas.  As noted in Note 4 Sale of Facilities, the Company sold this facility on August 21, 2009.

The Company during fiscal 2009 temporarily discontinued distillery operations at its Pekin, Illinois facility.  As noted in Note 3 Formation of Joint Venture, through a series of transactions the Company entered into a joint venture and contributed the facility in Pekin to the newly formed company, ICP.

Note 12. Investment in joint ventures.

The Company’s joint ventures that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting.  Under the equity method of accounting, the joint venture company’s accounts are not reflected within the Company’s Condensed Consolidated Balance Sheets and Statements of Income; however the Company’s share of the earnings or losses of the joint venture companies are reflected in the caption “Joint venture operations” in the Condensed Consolidated Statements of Income.  The Company’s carrying value in equity method joint venture companies is reflected in the caption “Investment in Joint Ventures” in the Company’s Condensed Consolidated Balance Sheets.

The Company’s investments accounted for on the equity method of accounting consist of the following: (1) 50% interest in D.M. Ingredients, GmbH, which is engaged in production and tolling of the Wheatex® series of textured wheat proteins made from vital wheat gluten, and (2) 50% interest in ICP, which operates a distillery.  The Company markets food-grade and industrial grade alcohol products manufactured by ICP.

The combined result of operations and financial position of the Company’s equity basis investments are summarized below:

	Quarter Ended		Year to Date Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
Condensed income statement information:
Net sales	$34	$—	$34	$—
Gross margin	34	—	34	—
Net income	(935)	(37)	(1,032)	(69)
Joint venture operations *	150	(18)	102	(34)

Condensed balance sheet information:
Current assets	$4,831	$341	$4,831	$341
Noncurrent assets	29,125	308	29,125	308
Total assets	33,956	649	33,956	$649

Current liabilities	$3,287	$9	$3,287	$9
Noncurrent liabilities	1,214	4	1,214	4
Equity	29,455	636	29,455	636
Total liabilities and equity	$33,956	$649	$33,956	$649

* Note:  Includes ($433) start-up costs of new joint venture and $618 reversal of over-accrued payables out of period, as discussed in Note 1.

Note 13.  Income Taxes

For the quarter ended December 31, 2009, we had an income tax benefit of $4,659 resulting in an effective rate of (3,915.1) percent.  For the quarter ended December 31, 2008, our income tax benefit was $4,911 for an effective rate of 10.3 percent.

For the year to date period ended December 31, 2009, we had an income tax benefit of $4,569, resulting in an effective rate of (115.9) percent.  For the year to date period ended December 31, 2008, our income tax benefit was $11,173 for an effective rate of 15.7 percent.

For the year to date period ended December 31, 2009, the effective rate differs from our statutory rate primarily due to changes in the federal and state valuation allowance and the benefit of a tax law change occurring during the quarter.  Under the Worker, Homeownership, and Business Assistance Act of 2009, which was enacted during the quarter, we became eligible to carry back net operating losses generated in our fiscal year ended June 30, 2009 to our five preceding tax years, instead of the two years allowed under previous tax law.  We filed a claim to carry an additional $12,000 of net operating loss back.  An income tax benefit of approximately $4,700 was recognized during the quarter related to this carryback claim.  The cash refund associated with the carryback claim was received during January 2010.

Our valuation allowance as of December 31, 2009 is approximately $14,825.  Management has determined that a valuation allowance was needed against federal and state deferred tax assets, consisting largely of net operating losses and credit carryforwards that are not more likely than not of being realized.

Since the end of the fiscal year ended June 30, 2009, there has been no material change in our uncertain tax positions.

Note 14. Subsequent Events.

Management has performed an evaluation of events that have occurred subsequent to December 31, 2009, and as of February 11, 2010 (the date of filing of this Form 10-Q).  Subsequent events include:

•                  The Company received a tax refund of approximately $4,700.

•                  During January 2010, ICP purchased a boiler for approximately $5,000.  The Company and ICPH each contributed $1,000 to acquire this asset and will fund the balance of the purchase price over the next two years.

•                  During February 2010, the Company received a waiver from Wells Fargo Bank permitting the Company to pay off its loans to GE and Commerce Bank, totaling approximately $3,200

Other than the matters discussed above, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of or for the quarterly and year to date period ended December 31, 2009.

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

Over the past several quarters we have made significant changes to our operations to improve profitability.  We have refocused our business on the production of value-added ingredients and distillery products.  We have realigned our production efforts and reduced excess inventories. With our temporary ceasing of production at our Pekin facility and its subsequent inclusion in a joint venture, we have produced minimal quantities of fuel grade alcohol as a co-product and, with the shutdown of our flour mill in Atchison in October 2008, we no longer sell mill feeds.  Production of distillers feed has also decreased. As a result of these measures, revenues across all segments have declined from historic levels.  However, we have experienced increased profitability during the quarter and year to date period ended December 31, 2009, primarily due to our improved sales mix of value-added products, lower costs of grain and natural gas, and lower costs from restructuring as compared to the prior fiscal year.

The newly formed joint venture company to which we have transferred our Pekin plant will reactivate those distillery operations and we will focus on value-added products.  As previously disclosed, in recent years market economics for ethanol have been volatile, and in the first quarter of last year we temporarily closed our Pekin plant.  After exploring our strategic alternatives with respect to the plant, in November we completed a series of related transactions pursuant to which we contributed our Pekin plant to a newly-formed company, Illinois Corn Processing, LLC (“ICP”), and then sold 50% of the membership interest in ICP to Illinois Corn Processing Holdings LLC,  (“ICPH”), an affiliate of SEACOR Energy Inc. ICP will own and operate the facility.  After production is reactivated at the Pekin plant, we will market food-grade and industrial grade alcohol products manufactured by ICP and SEACOR Energy Inc. will market ethanol products manufactured by ICP.

By entering the joint venture arrangement with ICPH, we have been able to recover a portion of our investment in the Pekin plant and enhance our ability to supply our food grade alcohol customers with quality product. Although we will retain some exposure to the volatility of the ethanol market through our investment in ICP, we will have an opportunity to participate when the economics of that market are good, and we believe that the extent of our exposure to bad markets is significantly less than when we operated Pekin ourselves.  Further, we have the ability, through the termination provisions in the limited liability company agreement, to limit our operating losses by causing ICP to shut down the plant if losses reach specified amounts.

For additional information regarding this transaction, see Note 3 Formation of Joint Venture included in Part I, Item 1, Financial Statements of this form 10-Q and incorporated herein by reference.

Critical Accounting Policies and Estimates

Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, incorporated by reference to Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, for a discussion of our critical accounting policies and the use of certain judgments and estimates in the preparation of our consolidated financial statements.

DEVELOPMENTS IN THE INGREDIENT SOLUTIONS SEGMENT

In order to become more efficient and effective and to improve our results, we have refocused our business on the production and sale of value-added products.   We believe the steps we have taken have enabled us to return to profitability and be more competitive, while also allowing us to obtain financing that has enabled us to maintain operations.

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

DEVELOPMENTS IN THE DISTILLERY PRODUCTS SEGMENT

As previously mentioned in Developments in the Ingredient Solutions Segment, in order to become more efficient and effective and to improve our results, we have refocused our business on the production and marketing of value-added products.  We significantly reduced production of fuel grade alcohol and temporarily shut down our Pekin plant on January 29, 2009.  Consequently, food grade alcohol saw a decline in year to date production volume of 9.8 percent.  However, the idling of Pekin had no effect on our food grade alcohol customers as we are continuing to optimize food grade alcohol production capabilities at Atchison. Historically, we have produced a majority of all of our food grade alcohol at Atchison and a majority of all of our fuel grade alcohol at Pekin.

As previously mentioned in Results of Operation — General, we formed a joint venture, ICP, which we expect will allow us to offer increased volumes of our value added distillery or food grade alcohol products.

On December 31, 2009, we received consent from Wells Fargo Bank under our Credit and Security Agreement permitting us to make an additional investment of up to $2,500 in ICP in order to fund one-half of the purchase of the steam boiler located at the Pekin, Illinois plant now owned by Illinois Corn Processing, LLC. The purchase of the boiler was completed as of January 29, 2010, and we expect production to commence sometime during the third quarter of fiscal 2010.

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

SEGMENT RESULTS

The following is a summary of revenues and pre-tax profits / (loss) allocated to each reportable operating segment for the quarterly and year to date periods ended December 31, 2009 and 2008.  For additional information regarding our operating segments, see Note 8 Operating Segments included under Part 1, Item 1, Financial Statements of this Form 10-Q and incorporated herein by reference.

	Quarter Ended		Year to Date Ended
(in thousands)	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008

Ingredient solutions
Net Sales	$15,124	$22,455	$30,183	$48,352
Pre-Tax Income (Loss)	2,760	(4,154)	5,057	(9,543)
Distillery products
Net Sales	28,954	49,733	60,328	121,115
Pre-Tax Income (Loss)	4,211	(15,397)	10,840	(28,323)
Other
Net Sales	594	1,054	1,245	2,795
Pre-Tax Income (Loss)	(20)	(1)	96	236

GENERAL

Consolidated earnings for the second quarter of fiscal 2010 increased compared to the same period in fiscal 2009 with net income of $4,778 on consolidated sales of $44,672 versus a loss of $42,716 on consolidated sales of $73,242 during the same quarter of fiscal 2009.  This increase in net earnings was primarily the result of our improved sales mix of value-added products, significantly decreased cost of sales resulting primarily from lower grain costs, and significantly lower impairment, severance and restructuring costs than were recognized during fiscal 2009.  Earnings in the ingredients solutions segment increased over the same period in fiscal 2009 primarily due to improved sales mix of value-added proteins and starches.  Lower wheat flour prices for our protein and starch processes were also a factor in our ingredients solutions segment performance.

Consistent with the second quarter of fiscal 2010, consolidated earnings for the year to date period ended December 31, 2009 increased compared to the year to date period ended December 31, 2008 with net income of $8,516 on consolidated sales of $91,756 versus a loss of $59,959 on consolidated sales of $172,262 for the year to date period ended December 31, 2008. Earnings in the ingredients solutions segment increased over the same period in fiscal 2009 primarily due to improved sales mix of value-added proteins and starches.  Lower wheat flour prices for our protein and starch processes were also a factor in our ingredients solutions segment performance.

For both periods, lower wheat prices (for the ingredient solutions and other segments) and lower corn and natural gas prices (for the distillery products segment) served to decrease cost of sales.

For both the quarter and year to date periods ended December 31, 2009, earnings in our distillery products segment increased over the same periods in fiscal 2009 due to our change in emphasis to value added distillery products. The decrease in sales and earnings in the other segment for both the quarter and year to date periods ended December 31, 2009 was mainly a result of exiting the business line for pet products.

INGREDIENT SOLUTIONS

Total ingredient solutions sales revenue for the quarter ended December 31, 2009 decreased by $7,331, or 32.6 percent, compared to the quarter ended December 31, 2008.  Revenues for commodity proteins and commodity starch decreased by $4,820 and $551, respectively, for the quarter ended December 31, 2009 compared to the quarter ended December 31, 2008. Commodity proteins and starch products with lower margins were significantly reduced as a part of management’s strategy to focus on higher-margin, value-added products. Revenues for specialty starches decreased during the quarter ended December 31, 2009 compared to the quarter ended December 31, 2008 by $1,547, or 15.5 percent, as a result of lower unit sales, partially offset by increased unit pricing.  Revenues for specialty proteins for the quarter ended December 31, 2009 decreased $227, or 4.5 percent, over the quarter ended December 31, 2008, as a result of lower unit sales.  While revenues for the ingredient solutions segment declined overall, margins improved during the quarter ended December 31, 2009 compared to the quarter ended December 31, 2008 as a result of improved sales mix by reducing our emphasis on unprofitable product lines along with lower flour costs attributable to lower wheat prices.

Beginning in the quarter ended December 31, 2008, we entered into a supply contract for flour with ConAgra Mills whereby they are supplying our wheat flour requirements for use in the production of protein and starch ingredients.  As a result, we no longer purchase wheat directly. However, the price we pay ConAgra for flour is a function of the per-bushel cost of wheat and, accordingly, wheat prices continue to directly impact the cost of raw materials for our ingredient solutions segment. The per pound cost of flour for the quarter ended December 31, 2009 decreased by 20.4 percent versus the quarter ended December 31, 2008.

Total ingredient solutions sales revenue for the year to date period ended December 31, 2009 decreased by $18,169, or 37.6 percent, compared to the year to date period ended December 31, 2008. Revenues for commodity proteins and commodity starch decreased by $11,299 and $1,452, respectively, for the year to date period ended December 31, 2009 compared to the year to date period ended December 31, 2008. Commodity proteins and starch products with lower margins were significantly reduced as a part of management’s strategy to focus on higher-margin, value-added products. Revenues for specialty starches decreased during the year to date period ended December 31, 2009 compared to the year to date period ended December 31, 2008 by $4,168, or 19.8 percent, as a result of lower unit sales, partially offset by increased unit pricing.  Revenues for specialty proteins for the year to date period ended December 31, 2009 increased $221, or 2.2 percent over the year to date period ended December 31, 2009, as a result of improved pricing as well as higher unit sales.  While revenues for the ingredient solutions segment declined overall, margins improved during the year to date period ended December 31, 2009 compared to the year to date period ended December 31, 2008 as a result of improved sales mix by reducing our emphasis on unprofitable product lines along with lower flour costs attributable to lower wheat prices.  The per pound cost of flour for the quarter ended December 31, 2009 decreased by 31.1 percent versus the quarter ended December 31, 2008.

DISTILLERY PRODUCTS

Total distillery products sales revenue for the quarter ended December 31, 2009 decreased $20,779, or 41.8 percent, compared to the quarter ended December 31, 2008.  The majority of this decrease was attributable to the reduced production of fuel grade alcohol as a result of our decision to focus on food grade alcohol, which consistently has experienced more stable prices. The decrease in revenues related to fuel grade alcohol was $14,913, or 93.2 percent, compared to the quarter ended December 31, 2008. Food grade alcohol also saw a decline in revenues of $2,396 over the quarter ended December 31, 2008, which was attributable to a decrease of 9.1 percent in per-unit pricing, partially offset by a 6.3 percent increase in volume. The decline in per-unit sales pricing mirrored a decrease in corn prices during the quarter ended December 31, 2009.  Also contributing to this decrease in revenue was distillers feed revenue, which experienced a $3,617 reduction in revenue, or 49.4 percent, over the quarter ended December 31, 2008.  The decrease was largely due to the decrease in production of 38.1 percent compared to the quarter ended December 31, 2008, primarily due to the idling of the Pekin facility, and slightly lower unit pricing. While revenues for distillery products declined for the quarter ended December 31, 2009 as compared to the same quarter a year ago, margins improved due to a significant reduction in sales of lower margin fuel grade alcohol, along with a significant reduction in corn and natural gas prices.  For the quarter ended December 31, 2009, the per-bushel cost of corn and the per-million cubic foot cost of natural gas averaged nearly 19.4 percent and 54.3 percent lower, respectively, than the quarter ended December 31, 2008.   These lower costs contributed to the fiscal 2010 first quarter profit for the segment.

Total distillery products sales revenue for the year to date period ended December 31, 2009 decreased $60,788, or 50.2 percent, compared to the year to date period ended December 31, 2008.  The majority of this decrease was attributable to the reduced production of fuel grade alcohol as a result of our decision to focus on food grade alcohol, which consistently has experienced more stable prices. The decrease in revenues related to fuel grade alcohol was $38,951, or 93.7 percent, compared to the year to date period ended December 31, 2008. Food grade alcohol also saw a decline in revenues of $11,811 over the year to date period ended December 31, 2008, which were attributable to both decreased volume of 19.2 percent as well as a decline in per-unit pricing. The decrease in volume was largely attributable to the temporary closing of the Pekin facility.  The decline in per-unit sales pricing mirrored a decrease in corn prices during the year to date period ended December 31, 2009.  Also contributing to this decrease in revenue was distillers feed revenue, which experienced a $10,124 reduction in revenue, or 55.9 percent, over the year to date period ended December 31, 2008.  The decrease was largely due to the decrease in production of 49.5 percent compared to the year to date period ended December 31, 2008, primarily due to the idling of the Pekin facility and, to a lesser extent, slightly lower unit pricing. While revenues for distillery products declined for the year to date period ended December 31, 2009 as compared to the same quarter a year ago, margins improved due to a significant reduction in sales of lower margin fuel grade alcohol, along with a significant reduction in corn and natural gas prices.  For the year to date period ended December 31, 2009, the per-bushel cost of corn and the per-million cubic foot cost of natural gas averaged nearly 36.9 percent and 61.6 percent lower, respectively, than the year to date period ended December 31, 2008.   These lower costs contributed to the fiscal 2010 first quarter profit for the segment.

OTHER PRODUCTS

For the quarter and year to date periods ended December 31, 2009, revenues for other products, consisting primarily of pet products and plant-based biopolymers, decreased $460, or 43.6 percent, and $1,549, or 55.4 percent, respectively compared to the quarter and year to date periods ended December 31, 2008.  For the quarter ended December 31, 2009, these decreases were the result of reduced unit sales of both our plant-based biopolymer products and our pet products.  Although the sales performance in this segment declined compared to the same quarter and year to date periods in the prior year, the gross margins in this segment as a percent of sales improved substantially due to a reduction of pet product sales and increased focus on improving cost efficiencies in our eco-friendly biopolymer area. The decline in other segment sales revenue was primarily the result of decreased unit sales of 100.0 and 87.3 percent for our pet products for the quarter and year to date periods ended December 31, 2009, respectively compared to the same quarter and year to date period in the prior fiscal year. As described in Note 4 Sale of Facilities, we sold the assets related to our pet products during the first quarter of fiscal 2010.

SALES

Net sales for the quarter ended December 31, 2009 decreased $28,570, or 39.0 percent, compared to the quarter ended December 31, 2008, primarily as a result of our strategy to reduce sales of low and negative margin products across all operating segments.  Our second quarter sales for this reporting period were negatively impacted by cold weather in late December 2009.  This adverse weather reduced our ability to deliver goods to our customers.  Decreased sales in the ingredient solutions segment were related to our exit from low margin commodity proteins and starch products. While unit pricing increased from a year ago for specialty starches, lower unit sales of specialty starches also contributed to the decreased sales in this segment.  Sales in the distillery products segment as a whole decreased as a result of shifting the focus away from fuel grade alcohol to food grade alcohol.  Revenues for food grade alcohol also declined as a result of unit pricing, partially offset by higher unit sales.  Revenues for distiller’s feed declined as a result of lower unit sales.  Net sales for our other segment decreased as the result of a decline in unit sales of pet products, as a result of the sale of that business, which was partially offset by an increase in unit sales of biopolymer products.

Net sales for the year to date period ended December 31, 2009 decreased $80,506, or 46.7 percent, compared to year to date period ended December 31, 2008, primarily as a result of our strategy to reduce sales of low and negative margin products across all operating segments and also partially to the adverse weather experienced in December 2009 as noted above. Decreased sales in the ingredient solutions segment were related to our exit from low margin commodity proteins and starch products. While unit pricing increased from a year ago for specialty starches, lower unit sales of specialty starches also contributed to the decreased sales in this segment.  However, the decrease in sales was partially offset by the increase in revenues for specialty proteins as a result of improved unit sales. Sales in the distillery products segment as a whole decreased as a result of shifting the focus away from fuel grade alcohol to food grade alcohol.  Revenues for food grade alcohol also declined as a result of unit pricing and decreased unit sales.  Revenues for distiller’s feed declined as a result of lower unit sales.  Net sales for our other segment decreased as the result of a decline in unit sales of pet products, which was partially offset by an increase in unit sales of biopolymer products.

COST OF SALES

For the quarter ended December 31, 2009, cost of sales decreased $60,728, or 62.7 percent, compared to the comparable period the prior year.  This decrease was primarily the result of the volume reduction associated with the idle production at the Pekin facility, combined with reduced sales of higher cost, low margin commodity products and lower costs for raw material costs and other inputs used in the manufacturing process.  The per-bushel cost of corn and the per-million cubic foot cost of natural gas averaged nearly 19.4 percent and 54.3 percent lower, respectively, than the quarter ended December 31, 2008.   The per pound cost of flour for the quarter ended December 31, 2009 decreased by 20.4 percent compared to the quarter ended December 31, 2008.  For the quarter ended December 31, 2009, cost of sales was 81.0% of net sales, which generated a gross profit margin of 19.0%.  For the quarter ended December 31, 2008, cost of sales was 132.3% of net sales, which generated a negative gross margin of 32.3%.

For the year to date period ended December 31, 2009, cost of sales decreased $139,188, or 65.5 percent, compared to the comparable period the prior year.   This decrease was primarily the result of a 2008 charge taken to settle natural gas commitments, the change in operations at the Pekin plant, and reduced grain and energy costs.  The per-bushel cost of corn and the per-million cubic foot cost of natural

gas averaged nearly 36.9 percent and 61.6 percent lower, respectively, than the year to date period ended December 31, 2008.   The per pound cost of flour for the year to date period ended December 31, 2009 decreased by 31.1 percent compared to the year to date period ended December 31, 2008.  For the year to date period December 31, 2009, cost of sales was 80.0% of net sales, which generated a gross profit margin of 20.0%.  For the year to date period ended December 31, 2008, cost of sales was 123.4% of net sales, which generated a gross margin of negative 23.4%.  During the quarter ended December 31, 2008, the remaining $1,100 in deferred gains on previously designated derivative instruments was recognized in earnings.  There were no further deferred gains as of December 31, 2008.

With the shutdown of protein and starch operations and the reduction and temporary idling of distillery operations at our Pekin plant, commitments for the purchase of natural gas through the remainder of the fiscal year 2009 under a single contract for our Pekin plant were in excess of projected consumption after adjusting for such reduced production.  We recorded a charge of $5,447 to cost of sales for unrealized losses as of December 31, 2008 for projected settlements and continued to mark this obligation to market through June 30, 2009 as the settlements came due.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the quarter and year to date periods ended December 31, 2009 decreased $733, or 12.8  percent, and $2,252, or 19.0 percent, respectively,  compared to the same periods ended December 31, 2008.  These decreases are primarily due to the reduction in the Company’s work-force which was a result of the restructuring along with other cost savings initiatives.

IMPAIRMENT: LONG LIVED ASSETS

In response to the losses incurred during the first quarter of fiscal 2009, we took actions since the end of the first quarter in an effort to return to profitability.  These actions include significant changes to operations.

Ingredient Solutions Segment. On October 20, 2008 we announced that we had signed a non-binding letter of intent to acquire our flour requirements from a third party, were ceasing operations at our flour mill in Atchison, Kansas and were reducing our workforce by approximately 44 persons.  The workforce reduction consisted of a combination of temporary lay-offs and early retirement offers.  On November 6, we announced that the anticipated supply contract for flour had been signed, and the layoffs became permanent. Our decision to close our flour mill was due to the fact that we could no longer produce flour for our own use at costs that are competitive with those of third party producers.  As a result of this action, we performed an impairment analysis and recorded a $2,831 non-cash impairment charge for the period ended December 31, 2008 in the Condensed Consolidated Financial Statements related to the flour mill assets.

On November 5, we announced plans to significantly reduce production of commodity wheat proteins and starches by ceasing protein and starch production operations at our Pekin, Illinois plant, effective November 12, 2008.  The majority of the Pekin facility’s protein and starch production consisted of gluten and commodity starches.  The action resulted in an additional work force reduction of approximately 80 persons, consisting of a combination of lay-offs and early retirement offers. As a result of the shutdown, we performed an impairment analysis and recorded a $4,960 non-cash impairment charge in the Condensed Consolidated Financial Statements related to the Pekin protein and starch assets.

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

SEVERANCE AND EARLY RETIREMENT COSTS

In connection with the production changes described above, we also incurred $3,288 in severance related charges associated with early retirements and job eliminations during the second quarter of fiscal 2009.  These charges have been presented in the Company’s Consolidated Statements of Income as “Severance and early retirement costs.”

LOSS ON JOINT VENTURE FORMATION

Loss on joint venture formation for the quarter and year to date periods ended December 31, 2009 increased $3,047.   The components include $1,998 to adjust the book value of the Pekin plant balance sheet assets contributed to the joint venture to the implied value and $1,049 for professional fees associated with the transactions.

GAIN ON SALE OF ASSETS

For the quarter ended December 31, 2009, gain on sale of assets increased $500.  This was the result of a sale of certain flour mill assets.

For the year to date period ended December 31, 2009, gain on sale of assets was $700.    This increase was the result of a $600 gain recorded related to the sale of certain flour mill assets and a $100 gain on the sale of transport equipment.

OTHER RESTRUCTURING COSTS

In connection with the production changes described above under Impairment: Long Lived Assets, we incurred a $2,185 net loss during the quarter ended December 31, 2008, which is net of approximately $1,109 in realized gains previously recorded in accumulated other comprehensive income.

In addition, we have recognized $2,925 in lease termination costs which we expect to incur with respect to 147 rail cars which we formerly used to transport flour and whose leases expire through 2013. We have recognized this expense because we no longer utilize these cars in our business.  Expected payments accrued reflect the net present value of the remaining obligation net of units which are estimated to be returned to the lessor sooner than the lease termination date.  The discount rate used was 6.4 percent and was based on our borrowing costs at December 31. 2008.  Thirteen of these railcars have been returned to the lessor as of December 31, 2009.  We estimate that the remaining railcars will either be returned to the lessor or assigned to other third parties over the course of four years.

OTHER INCOME, NET

Other income, net, decreased $31, or 93.9 percent, for the quarter ended December 31, 2009 compared to the quarter ended December 31, 2008.  For the year to date period ended December 31, 2009, other income, net, decreased $51 or 68.9 percent, compared to the quarter ended December 31, 2008.  These decreases were principally attributable to changes in interest capitalized as well as to the effect of certain other non-recurring, non-operating revenue items.

INTEREST EXPENSE

Interest expense for the quarter and year to date periods ended December 31, 2009 decreased $260, and $199, respectively, compared to the same periods ended December 31, 2008.  These decreases were the result of lower line of credit balances as compared to the same periods in the prior year.  These increases were partially offset by an increase in long-term debt compared to the same periods in the prior year.

EQUITY IN LOSS OF JOINT VENTURES

D.M Ingredients, GmbH (“DMI”)

Equity in the loss of this joint venture was $34 and $83 for the quarter and year to date periods ended December 31, 2009.  On July 17, 2007, we completed a transaction with Crespel and Dieters GmbH & Co. KG for the formation and financing of a joint venture, DMI, located in Ibbenburen, Germany.  DMI’s primary operation is the production and tolling of the Wheatex® series of textured wheat proteins made from vital wheat gluten for marketing by MGPI domestically and, through our partner and third parties, internationally.  Currently, the joint venture is utilizing a third party toller in the Netherlands to produce the Wheatex® products.  We own a 50 percent interest in DMI, and account for it using the equity method of accounting.  As of December 31, 2009, we had invested $375,000 in DMI since July 2007.

For the quarter ended December 31, 2009, DMI incurred a net loss of $64 related to costs incurred as part of the initial implementation of operations.  No sales revenue was reported.  As a 50 percent joint venture holder, our equity in this loss was $34.

For the year to date period ended December 31, 2009, DMI incurred a net loss of $166 related to costs incurred for the initial implementation of operations.  Again, no sales revenue was reported.  As a 50 percent joint venture holder, our portion of the loss was $83.

DMI’s functional currency is the European Union Euro.  Accordingly, changes in the holding value of the Company’s investment in DMI resulting from changes in the exchange rate between the U.S. Dollar and the European Union Euro are recorded in other comprehensive income as a translation adjustment on unconsolidated foreign subsidiary net of deferred taxes.

Illinois Corn Processing, LLC (“ICP”)

On November 20, 2009, the Company completed a series of transactions whereby the Company contributed its Pekin plant to a newly-formed company, ICP, and then sold 50% of the membership interest in ICP to Illinois Corn Processing Holdings, LLC (“ICPH”), an affiliate of SEACOR Energy Inc., for $15,000 cash.  ICP had not reactivated distillery operations at the Pekin facility as of December 31, 2009, but anticipates doing so by March 31, 2010.  The Company will market food-grade and industrial-grade alcohol products manufactured by ICP and SEACOR Energy Inc. will market ethanol products manufactured by ICP, as soon as production resumes at the Pekin plant.

For the period from November 20, 2009 to December 31, 2009, ICP incurred a net loss of $866 primarily related to costs incurred as part of the initial implementation of operations.  As a 50 percent joint venture holder, our portion of the loss was $433.  This loss was off set by a non recurring reversal of account payable balances related to a prior period totaling $618.

NET INCOME

As the result of the factors outlined above, we experienced net income of $4,778 and $8,516 in the quarter and year to date periods ended December 31, 2009, respectively, compared to a net loss of $42,716 and $59,959 in the quarter and year to date periods ended December 31, 2008, respectively.

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

On August 25, 2009, we were required to make a deposit of approximately $1,600 to our surety bond carrier.  This deposit secured our obligations under surety bonds maintained to meet regulatory requirements for distillery operations.  Funds for this deposit were borrowed under the terms of the Credit Agreement.  As of December 31, 2009, we have received approximately $925 in deposit refunds from vendors.

As a result of losses incurred during fiscal years 2009, we received a tax refund of approximately $5,500 during October 2009, which was used to pay down the $11,614 note to CILCO.  During January 2010 we received a tax refund of approximately $4,700.

As noted elsewhere herein, we have taken steps to focus our business on the production of value-added products, which have improved our operating performance. As a result of the measures that we have taken combined with lower grain costs, operating costs have been reduced and cash flows from operating activities have increased.

The following table is presented as a measure of our liquidity and financial condition (in thousands):

	December 31,	June 30,
	2009	2009
Cash and cash equivalents	$—	$178
Working capital	21,847	31,242
Amounts available under revolving credit facility	17,790	4,190
Credit facility, liabilities related to assets held for sale and long-term debt (including current maturities)	10,965	33,337
Stockholders’ equity	72,536	63,884

	Year to Date Ended
	December 31,	December 31,
	2009	2008
Depreciation and amortization	$4,397	$6,826
Capital expenditures	55	1,994
Cash flows from operations	16,062	(15,933)

CASH FLOW INFORMATION

Summary cash flow information follows for the year to date periods ended December 31, 2009 and 2008 (in thousands):

	Year to Date Ended
	December 31,	December 31,
	2009	2008

Cash flows provided by (used for):
Operating activities	$16,062	$(15,933)
Investing activities	18,059	(1,534)
Financing activities	(34,299)	17,467

Increase (decrease) in cash and cash equivalents	(178)	—
Cash and cash equivalents at beginning of year	178	—
Cash and cash equivalents at end of year	$—	$—

During the year to date periods ended December 31, 2009 and 2008, our consolidated cash remained at zero. Increased operating cash flow resulted from an increase in net loss from $59,959 to net income of $8,516. Cash outflows related to capital expenditures during the year to date period ended December 31, 2009 compared to the year to date period ended December 31, 2008 were reduced $1,939, while proceeds from the disposition of property and proceeds from the sale of an interest in ICP increased $18,574.  During the year to date period ended December 31, 2009, payments on debt exceeded borrowings as compared to the year to date period ended December 31, 2008, in which borrowings exceeded payments.

Operating Cash Flows.  Summary operating cash flow information for the year to date periods ended December 31, 2009 and 2008, respectively, is as follows (in thousands):

	Year-to-Date Ended
	December 31,	December 31,
	2009	2008

Net income (loss)	$8,516	$(59,959)
Depreciation	4,397	6,826
Gain on sale of assets	(700)	(53)
Loss on joint venture formation	3,047	—
Deferred income taxes	—	(7,217)
Loss on impairment of assets	—	8,931
Joint venture operations	(102)	34
Changes in working capital items:
Restricted cash	169	(1,358)
Receivables/Receivables from affiliates	(73)	7,917
Inventory	2,042	24,219
Prepaid expenses	(1,565)	(4,343)
Accounts payable/Accounts payable to affiliates	2,715	(1,934)
Accrued expenses	13	4,563
Accrued natural gas derivative	—	5,447
Deferred credit	(407)	(440)
Income taxes payable/refundable	1,011	3,898
Other non-current liabilities	(2,557)	(90)
Gains previously deferred in other comprehensive income	—	(2,149)
Other	(444)	(226)
Net cash used in operating activities	$16,062	$(15,933)

Cash flow from operations for the year to date period ended December 31, 2009 increased $31,995 to $16,062 from ($15,933) for the year to date period ended December 31, 2008.  This increase in operating cash flow was primarily related to the increase in earnings of $68,544 from a net loss of $59,959 for the year to date period ended December 31, 2008 to net income of $8,516 for the year to date period ended December 31, 2009.  This factor, which served to increase operating cash flow, was partially offset by a year to date period ended December 31, 2009 accounts receivable/receivables from affiliates decrease of $7,990 to ($73) from $7,917 for the year to date period ended December 31, 2008; a year to date period ended December 31, 2009 inventory decrease of $22,177 to $2,042 from $24,219 for the year to date period ended December 31, 2008; a year to date period ended December 31, 2009 income taxes payable/receivable decrease of $2,887 to $1,011 from $3,898 for the year to date period ended December 31, 2008.  Additionally, operating cash flow was impacted by the timing of cash disbursements resulting in an increase in accounts payable, partially offset by the pre-payment of certain expenses.

Investing Cash Flows.  Net investing cash outflow for the year to date period ended December 31, 2009 was $18,059 compared to ($1,534) for the year to date period ended December 31, 2008.  This increase in investing cash flows was related to the proceeds from the sale of an interest in ICP of $13,951, net of closing cost; the proceeds from the sale of property of $4,163, net of closing costs; and the year to date period ended December 31, 2009 capital investments decrease of $1,939 to $55 from $1,994 for the year to date period ended December 31, 2008.

Financing Cash Flows.  Net financing cash flow for the year to date period ended December 31,

2009, was ($34,299) compared to $17,467 for the year to date period ended December 31, 2008 for a net decrease in financing cash flow of $51,766.  During the year to date period ended December 31, 2009, we had net payments of $15,502 under our operating line of credit compared to net draws of $19,483 for the year to date period ended December 31, 2008.  Also contributing to the decrease during the year to date period ended December 31, 2009 we had net payments on long term debt of $19,089 compared to $1,789 for the year to date period ended December 31, 2008.

CAPITAL EXPENDITURES.

In the year to date we have spent $55 in capital expenditures.  For fiscal 2010, we have budgeted $4,000 in capital expenditures related to improvements in and replacements of existing plant and equipment.  We are limited to annual capital expenditures of $4,500 by the revolving credit facility. As of June 30, 2009, we had contracts to acquire capital assets of approximately $22.

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

LINE OF CREDIT

The amount of borrowings which we may make is subject to borrowing base limitations.  As of December 31, 2009, our outstanding borrowings under this facility were $2,936, and $17,790 was available for additional borrowings.  The borrowing base is the lesser of the maximum line amount or an amount based on specified percentages of eligible accounts receivable and inventories less specified reserves.  The lender has discretion under the Credit Agreement to change the manner in which the borrowing base is determined, such as altering the advance rates applicable to accounts receivable and inventory or changing reserve amounts.

FINANCIAL COVENANTS

Under the Credit Agreement, we must meet specified monthly and cumulative net income requirements (aggregating $3,500 for fiscal year 2010 and $1,000 for the first quarter of fiscal 2011).  We are limited in the amount of capital expenditures we may make annually ($4,500) and must meet, at fiscal year end,  a minimum debt service coverage ratio (a) the sum of (i) funds from operations (net income plus depreciation and amortization, plus or minus increases or decreases in deferred income taxes and LIFO reserves, plus other non-cash items) plus (ii) interest expense minus (iii) unfinanced capital expenditures minus (iv) dividends and distributions paid during the period, divided by (b) the sum of  (i) current maturities of long term debt plus (ii) interest expense) of not less than 1.15 to 1.0.   The lender has significant lending discretion under the Credit Agreement; it may modify our borrowing base and various components thereof in its reasonable discretion, thereby affecting the amount of credit available to us. The lender may terminate or accelerate our obligations under the Credit Agreement upon the occurrence of various events in addition to payment defaults and other breaches, including such matters as over advances arising from reductions in the borrowing base, certain changes in the Board, failure to pay taxes when due, defaults under other material debt, lease or other contracts and, for a period of one year after July 21, 2009,  our CEO ceasing to be actively engaged in our day to day business activities, or thereafter if we fail to hire a successor acceptable to the lender within 90 days. We have maintained compliance with these covenants through December 31, 2009.

The Credit Agreement also includes provisions that limit or restrict our ability to:

•                  incur additional indebtedness;

•                  pay dividends to stockholders or purchase stock;

•                  make investments;

•                  dispose of assets;

•                  make capital expenditures;

•                  create liens on our assets; or merge or consolidate.

Loan covenants in ICP’s loan agreements with its lenders restrict it from paying dividends to us except for distributions to pay taxes on our share of ICP income allocable to us.

WORKING CAPITAL

COMPARISON TO JUNE 30, 2009

Our working capital decreased $10,041 from June 30, 2009 to December 31, 2009.  This decrease was primarily the result of a decrease in assets held for sale offset by lower outstanding balance on our revolving credit facility as well as lower accrued expenses.

COMPARISON TO DECEMBER 31, 2008

During the twelve month period ended December 31, 2009, our working capital increased $23,746.  The twelve month increase was primarily a result of a decrease in the line of credit, accounts payable and liabilities related to assets held for sale of $39,547, $10,210 and $7,102, respectively.   These factors improving our working capital were partially offset by a reduction in accounts receivable, inventory and assets held for sale of $7,694, $23,389 and $3,345, respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We make our products primarily from flour and corn and, as such, are sensitive to changes in commodity prices.  We use grain futures and/or options, which mark to market, as a hedge to protect margins on contracted alcohol sales.  Fluctuations in the volume of hedging transactions are dictated by alcohol sales and are based on corn, natural gas and gasoline prices.  The futures contracts that are used are exchange-traded contracts.  We trade on the Kansas City and Chicago Boards of Trade and the New York Mercantile Board of Exchange.  Historically, we have included the fair values of open contracts in inventories. For inventory and open futures, the table below presents the carrying amount and fair value at December 31, 2009 and June 30, 2009.  All amounts are in thousands below, except for strike price per bushel.

For inventory and open futures, the table below presents the carrying amount and fair value at December 31, 2009 and June 30, 2009.  We include the fair values of open contracts in inventories in our balance sheet.

	At December 31, 2009		At June 30, 2009
As of December 31,	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Inventories
Corn	$788	$729	$1,108	$1,030
Flour	$163	$155	$108	$109

	Description and Expected Maturity*	Fair Value	Description and Expected Maturity*	Fair Value
Corn Futures
Contract Volumes (bushels)			670
Weighted Average
Strike Price/Bushel	$—	$—	$3.9448	$3.5450
Contract Amount	$—	$—	$2,643	$2,375

*The latest expected maturity date occurs within one year from date indicated.

Except for our credit facility, our outstanding debt carries fixed interest rates. There was $2,936 in outstanding borrowings under our credit facility at December 31, 2009, which bore interest at a variable rate equal to daily three month LIBOR plus 5%, but not less than 5.5%.  Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on outstanding borrowings at December 31, 2009, a 100 basis point increase over the non-default rates actually in effect at such date would increase our annual interest expense by $81.

ITEM 4.  CONTROLS AND PROCEDURES.

(a)           Evaluation of disclosure controls and procedures.

As of the end of the quarter ended December 31,  2009 our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure

(b)           Changes in Internal Controls.

There has been no change in the Company’s internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect MGP Ingredients, Inc.’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended December 31, 2009 we made no repurchases of our stock.

ITEM 6.   EXHIBITS

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-17196)

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed October 27, 2009 (File Number 0-17196)

4.1

Credit and Security Agreement dated July 21, 2009 between the Company and Wells Fargo Bank, National Association and Revolving Note (Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196).

4.1.1

Patent and Trademark Security Agreement dated as of July 21, 2009 between the Company and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196).

4.1.2

Assignment of Membership Interests dated as of July 21, 2009 between the Company and Wells Fargo Bank, National Association, relating to Firebird Acquisitions, LLC (Incorporated by reference to Exhibit 4.1.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196).

4.1.3

Stock Pledge Agreement dated as of July 21, 2009 between the Company and Wells Fargo Bank, National Association, relating to stock of Midwest Grain Pipeline, Inc. (Incorporated by reference to Exhibit 4.1.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196).

4.1.4

Control Agreement and Assignment of Hedging Account among Wells Fargo Bank, National Association, the Company and ADM Investor Services, Inc. (Incorporated by reference to Exhibit 4.1.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196).

4.1.5

Form of Mortgage relating to the Company’s Onaga in favor of Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1.6 below, which is being filed in the same form in Pottawatomie County, Kansas)

4.1.6

Amended and Restated Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated as of August 31, 2009 relating to the Company’s Atchison facility in favor of Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 4.1.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196).

4.1.7

Form of Mortgage relating to a tract of land owned by the Company in Wyandotte County, Kansas in favor of Wells Fargo Bank, national Association (Incorporated by reference to Exhibit 4.1.6 above, which is being filed in the same form in Wyandotte County, Kansas)

4.1.8

Consent and Release dated August 19, 2009 between Wells Fargo Bank, National Association and the Company (Incorporated by reference to Exhibit 4.1.9 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196).

*4.1.9	Consent and Release dated December 21, 2009, between Wells Fargo Bank, National Association and the Company.

*4.1.10	Consent dated December 31, 2009 from Wells Fargo Bank, National Association

*4.1.11	Assignment of Membership Interest to Wells Fargo Bank, National Association

4.2

Commercial Loan Agreement dated March 31, 2009 between the Company and Union State Bank of Everest (Incorporated by reference to Exhibit 4.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196).

4.2.1

Promissory Note dated March 31, 2009 from the Company to Union State Bank of Everest in the initial principal amount of $1,500,000 (Incorporated by reference to Exhibit 4.5.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196).

4.2.2

Commercial Security Agreement from the Company to Union State Bank of Everest dated March 31, 2009 (Incorporated by reference to Exhibit 4.5.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196).

4.2.3

Amendment to Commercial Security Agreement dated as of July 20, 2009 between the Company and Union State Bank of Everest (Incorporated by reference to Exhibit 4.5.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196).

4.2.4

Mortgage dated March 31, 2009 from the Company to Union State Bank of Everest relating to the Atchison the Onaga plant securing the note referred to in Item 4.5 (Incorporated by reference to Exhibit 4.5.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196).

4.3

Promissory Note dated July 20,2009 from the Company to Union State Bank of Everest in the initial principal amount of $2,000,000 (Incorporated by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196).

4.3.1

Commercial Security Agreement dated July 20, 2009 from the Company to Union State Bank of Everest of Everest relating to equipment at Atchison Plant and Onaga plant (Incorporated by reference to Exhibit 4.6.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196).

4.3.2

Mortgage dated July 20, 2009 from the Company to Union State Bank of Everest relating to the Atchison plant (Incorporated by reference to Exhibit 4.6.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196)..

4.4

Intercreditor Agreement between Wells Fargo Bank, National Association and Union State Bank of Everest (Incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (File No. 0-17196).

4.5

Trust Indenture Dated as of December 28, 2006 relating to $7,000,000 Taxable Industrial Revenue Bonds Series 2006 (MGP Ingredients Project (Incorporated by Reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2006 (file number 0-17196))

4.6

Lease dated as of December 28, 2006 between the City of Atchison, as Issuer and MGP Ingredients, Inc., as tenant relating to $7,000,000 Taxable Industrial Revenue Bonds Series 2006 (MGP Ingredients Project (Incorporated by Reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2006 (file number 0-17196))

4.7	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the Commission upon request.

10.1

Contribution Agreement dated November 20, 2009 between MGP Ingredients, Inc. and Illinois Corn Processing, LLC. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 27, 2009 (File No. 0-17196)

10.2

LLC Interest Purchase Agreement dated November 20, 2009 between MGP Ingredients, Inc. and Illinois Corn Processing Holdings LLC. . (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 27, 2009 (File No. 0-17196)

10.3

LLC Interest Purchase Agreement dated November 20, 2009 between MGP Ingredients, Inc. and Illinois Corn Processing Holdings LLC. . (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 27, 2009 (File No. 0-17196)

*10.4	Marketing Agreement between the Company and Illinois Corn Processing, LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.5

MGP Ingredients, Inc. Short Term Incentive Plan for fiscal year 2010 and subsequent years (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 15, 2009 (File No. 0-17196)

10.6	Letter agreement with Randy Schrick (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 15, 2009 (File No. 0-17196)

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Interim Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date: February 11, 2010	By	/s/ Timothy W. Newkirk
Timothy W. Newkirk, President and Chief Executive Officer

Date: February 11, 2010	By	/s/ Don Tracy
Don Tracy, Vice President and Chief Financial Officer