Form 10-Q
period 2010-03-31
MGP INGREDIENTS INC
filed 2010-05-11
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

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

Common stock, no par value

16,673,075 shares outstanding

as of March 31, 2010

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as well as historical information.  All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements.  In addition, forward-looking statements are usually identified by or are associated with such words as “intend,” “plan”, “believe,” “estimate,” “expect,” “anticipate,” “hopeful,” “should,” “may,” “will”, “could”, “encouraged”, “opportunities”, “potential” and/or the negatives of these terms or variations of them or similar terminology.  They reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance.  All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement.  Important factors that could cause actual results to differ materially from our expectations include, among others:  (i) our ability to manage our cash flows,  (ii) the ability to ramp up production and effectively operate the Illinois Corn Processing, LLC (“ICP”) joint venture, (iii) our ability to maintain compliance with all applicable loan agreement covenants, (iv) the availability and cost of grain and fluctuations in energy costs, (v) an increase in interest rates,  (vi) disruptions in operations at our Atchison facility, (vii) competitive environment and related market conditions, (viii) our ability to realize operating efficiencies, (ix) the effectiveness of our hedging programs, (x) and actions of governments.    For further information on these and other risks and uncertainties that may affect our business, see Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and Item 1A. Risk Factors in Part II of this Quarterly Report.

METHOD OF PRESENTATION

All amounts in this quarterly report, except for share, per share, and per bushel amounts, are shown in thousands.

PART I.  FINANCIAL  INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Dollars in thousands, except per-share amounts

	Quarter Ended		Year-to-Date Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009

Net sales	$46,716	$54,562	$138,472	$226,824
Cost of sales	41,749	54,471	115,158	267,068
Gross profit (loss)	4,967	91	23,314	(40,244)

Selling, general and administrative expenses	5,075	5,067	14,675	16,919
Other operating costs	521	2,076	1,773	2,076
Impairment of long lived assets	—	—	—	8,931
Severance and early retirement costs	—	—	—	3,288
Loss on joint venture formation	—	—	3,047	—
Gain on sale of assets	—	—	(700)	—
Other restructuring costs	—	—	—	5,241
Income (loss) from operations	(629)	(7,052)	4,519	(76,699)

Other income, net	1	21	24	95
Interest expense	(280)	(705)	(1,606)	(2,230)
Joint venture operations	(1,541)	(45)	(1,439)	(79)
Income (loss) before income taxes	(2,449)	(7,781)	1,498	(78,913)

Provision (benefit) for income taxes	(195)	(1,533)	(4,764)	(12,706)
Net income (loss)	(2,254)	(6,248)	6,262	(66,207)

Other comprehensive income (loss), net of tax:	(4)	(9)	(1)	(2,186)
Comprehensive income (loss)	$(2,258)	$(6,257)	$6,261	$(68,393)

Per Share Data
Total basic earnings (loss) per common share	$(0.14)	$(0.38)	$0.38	$(3.99)
Total diluted earnings (loss) per common share	$(0.14)	$(0.38)	$0.37	$(3.99)

See accompanying notes to the unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	March 31, 2010	June 30, 2009
Current Assets
Cash and cash equivalents	$822	$178
Restricted cash	810	203
Receivables (less allowance for doubtful accounts):
March 31, 2010 - $209 and June 30, 2009 - $388	20,535	18,403
Inventory	15,386	20,400
Prepaid expense	2,904	980
Deposits	1,835	980
Deferred income taxes	639	1,218
Refundable income taxes	543	6,045
Assets held for sale	—	32,380
Total current assets	43,474	80,787
Property and equipment, at cost	163,899	163,345
Less accumulated depreciation	(106,211)	(100,036)
Property and equipment, net	57,688	63,309

Investment in joint ventures	14,393	238
Other assets	969	798
Total assets	$116,524	$145,132
Current Liabilities
Current maturities of long-term debt	$696	$3,147
Liabilities related to assets held for sale	—	2,725
Revolving credit facility	4,081	17,833
Accounts payable	10,765	19,864
Accounts payable to affiliate, net	3,676	—
Accrued expenses	6,457	5,976
Total current liabilities	25,675	49,545

Long-term debt	2,253	9,632
Deferred credit	5,596	6,190
Accrued retirement benefits	9,234	8,799
Other non-current liabilities	2,688	5,864
Non-current deferred income taxes	639	1,218
Total liabilities	46,085	81,248

Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 19,530,344 shares	6,715	6,715
Additional paid-in capital	11,626	11,572
Retained earnings	68,953	62,690
Accumulated other comprehensive income (loss)	(2,313)	(2,311)
Treasury stock, at cost
Common; March 31, 2010 – 2,857,269 shares and June 30, 2009 – 2,931,759 shares	(14,546)	(14,786)
Total stockholders’ equity	70,439	63,884
Total liabilities and stockholders’ equity	$116,524	$145,132

See accompanying notes to the unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Year-to-Date Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities
Net income (loss)	$6,262	$(66,207)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	6,538	9,713
Gain on sale of assets	(700)	(264)
Loss on joint venture formation	3,047	—
Loss on impairment of assets	—	8,931
Deferred income taxes	—	(7,210)
Joint venture operations loss	1,439	79
Changes in working capital items:
Restricted cash	(607)	(1,441)
Receivables	(2,132)	13,031
Inventory	1,904	41,063
Prepaid expenses	(1,924)	(1,376)
Accounts payable	2,562	(786)
Accounts payable to affiliate, net	3,676	—
Accrued expenses	792	141
Accrued natural gas derivative	—	3,946
Deferred credit	(594)	(643)
Income taxes payable / refundable	5,501	2,315
Accrual for retirement benefits and other non-current liabilities	(2,741)	2,686
Gains previously deferred in other comprehensive income	—	(2,149)
Other	(748)	(417)
Net cash provided by operating activities	22,176	1,412
Cash flows from investing activities
Additions to property and equipment	(199)	(2,057)
Investment in/advances to joint ventures	(1,213)	—
Proceeds from sale of interest in joint ventures	13,951	—
Proceeds from disposition of property and equipment	4,163	694
Net cash provided by (used in) investing activities	16,702	(1,363)
Cash flows from financing activities
Purchase of treasury stock	—	(34)
Proceeds from stock plans	—	12
Exercise of stock options	221	—
Loan fees incurred with borrowings	(229)	—
Tax effect of restricted stock awarded	—	(40)
Proceeds from long-term debt	2,032	2,150
Principal payments on long-term debt	(26,201)	(2,810)
Proceeds from revolving line of credit	153,916	98,940
Principal payments on revolving line of credit	(167,973)	(97,764)
Net cash provided by (used in) financing activities	(38,234)	454
Increase in cash and cash equivalents	644	503
Cash and cash equivalents, beginning of year	178	—
Cash and cash equivalents, end of period	$822	$503

See accompanying notes to the unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise noted)

Note 1.  Accounting Policies and Basis of Presentation.

Basis of Presentation

The accompanying condensed consolidated financial statements of MGP Ingredients, Inc. and its subsidiaries (“MGPI” or the “Company”) reflect all adjustments (consisting only of normal adjustments) which, in the opinion of the Company’s management, are necessary to fairly present the financial position, results of operations and cash flows of the Company.  These unaudited condensed consolidated financial statements as of and for the period ended March 31, 2010 should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Form 10-K Annual Report for the fiscal year ended June 30, 2009 filed with the Securities and Exchange Commission.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Impairment

The Company tests its long-lived assets for impairment whenever events or conditions and circumstances indicate a carrying amount of an asset may not be recoverable.  No events or conditions occurred during the quarterly period ended March 31, 2010 that required the Company to perform a test of its long-lived assets for impairment.

During the first three quarters of fiscal 2009, declines in overall equity values, including the common stock value, and changes in the Company’s operations triggered impairment evaluations, which required considerable management judgment.  The testing and analysis identified certain impaired assets (see Note 11 Fiscal Year 2009 Restructuring Costs and Loss on Impairment of Assets).

Out-of-Period Adjustments

During the second quarter of fiscal 2010, management performed a detailed analysis of the accounts payable balance.  This analysis indicated certain transactions recorded in the prior fiscal year had been either duplicated or otherwise erroneously recorded.   After analysis, the Company determined certain recorded amounts were not owed and adjusted the accounts payable balance in the second quarter to correct this situation.

The impact of the correcting adjustment increased reported pretax income for the year-to-date period ended March 31, 2010 by approximately $1,351.  Cost of sales was favorably impacted by $733, and the results of joint venture operations was improved by $618.  Management does not believe the impact of this out of period adjustment materially impacts the fair presentation of the Company’s operating results or financial condition for the periods impacted.

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

Consolidation of Variable Interest Entities  —  In June 2009, the FASB issued new guidance on the consolidation of variable interest entities (“VIE”) in response to concerns about the application of certain key provisions of pre-existing guidance, including those regarding the transparency of the involvement with a VIE. Specifically, this new guidance requires a qualitative approach to identifying a controlling financial interest in a VIE and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. In addition, this new guidance requires additional disclosures about the involvement with a VIE and any significant changes in risk exposure due to that involvement. This new guidance is effective for fiscal years beginning after November 15, 2009. We plan to adopt the new guidance on July 1, 2010 and do not expect adoption to have a material impact on our consolidated financial statements.

Transfers of Financial Assets  —  In June 2009, the FASB issued new guidance on accounting for transfers of financial assets which eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This new guidance is effective for fiscal years beginning after November 15, 2009. We plan to adopt the new guidance on July 1, 2010 and do not expect adoption to have a material impact on our consolidated financial statements.

Note 2.  Indebtedness.

The Company paid $6,267 to Central Illinois Light Company (“CILCO”) on November 20, 2009.  This payment satisfied all of the Company’s obligations to CILCO under a promissory note dated August 14, 2009.  The Company has secured a release of the related mortgage previously held by CILCO on the alcohol production facility in Pekin, Illinois held by CILCO.

The Company paid $2,811 to Exchange National Bank (“Exchange”) on November 20, 2009.  This payment satisfied all of the Company’s obligations to Exchange under a promissory note dated April 15, 2009.  The Company has secured releases of the mortgages held by Exchange on the Pekin plant  and on the Company headquarters leasehold interest.

On November 20, 2009, the Company’s other lenders holding liens on the Pekin plant property, Wells Fargo Bank, National Association, and the Cloud L. Cray, Jr. Trust, also released their liens on the Pekin plant property in connection with the consummation of the formation of the joint venture (See Note 3. Formation of Joint Venture).

On December 21, 2009, the Company paid $2,102 to the Cray Trust in full payment of all amounts remaining due on its note to the Cray Trust and obtained release of the related lien on the Atchison plant.

On December 21, 2009, the Company paid $450 to Union Pacific Corporation (“UPC”) in full payment of its note to UPC.

On January 27, 2010, the Company paid $2,147 to GE Capital Public Finance in full satisfaction of its September 24, 2004 promissory note to GE Capital and obtained release of the related lien on the equipment at the Kansas City plant.

On February 2, 2010, the Company paid $1,137 to Commerce Bank, N.A (“Commerce”) in full payment of its 5.45% secured promissory note to Commerce and obtained release of the related lien on its aircraft.

On February 15, 2010, the Company granted Wells Fargo Bank, National Association, a leasehold mortgage relating to its executive office building and technical center in Atchison and pledged the related industrial revenue bonds issued by the City of Atchison and held by the Company as additional security for its obligations under its revolving credit facility.

On February 24 and 25, 2010, the Company made payments to the Union State Bank - Bank of Atchison (“Bank”) satisfying all outstanding obligations under its note dated March 31, 2009 to the Bank and obtained release of a related mortgage on its Onaga plant and former flour mill.  The aggregate amount paid was $1,546.

Line of Credit

The amount of borrowings which the Company may make under the credit agreement is subject to borrowing base limitations.  As of March 31, 2010, the outstanding borrowings under this facility were $4,081, and $20,454 was available for additional borrowings.  The borrowing base is the lesser of the maximum line amount or an amount based on specified percentages of eligible accounts receivable and inventories less specified reserves.  The lender has discretion under the Credit Agreement to change the manner in which the borrowing base is determined, such as altering the advance rates applicable to accounts receivable and inventory or changing reserve amounts.

Note 3.  Formation of Joint Venture.

MGPI completed a series of related transactions on November 20, 2009 pursuant to which  MGPI contributed its Pekin plant and certain maintenance and repair materials to a newly-formed company, Illinois Corn Processing, LLC (“ICP”), and then sold 50% of the membership interest in ICP to Illinois Corn Processing Holdings, LLC (“ICPH”), an affiliate of SEACOR Energy Inc., for proceeds of $15,000, less closing costs of $1,049.  Another affiliate of SEACOR Energy Inc., provided funding to ICP through two loans secured by all the assets of ICP, including the Plant, but which are non-recourse to MGPI.  ICP reactivated distillery operations at the Pekin facility during the third quarter of fiscal 2010.  MGPI markets food grade alcohol products manufactured by ICP, and SEACOR Energy Inc. markets fuel ethanol products manufactured by ICP. In connection with these transactions, MGPI entered into the following agreements:

1)          Contribution Agreement.  MGPI and ICP entered into a Contribution Agreement dated November 20, 2009 pursuant to which MGPI contributed the Pekin plant to ICP at an agreed value of $30,000, consisting of land and fixed assets valued at $29,063 and materials and supply inventory valued at $937.

2)          LLC Interest Purchase Agreement.  MGPI and ICPH entered into an LLC Interest Purchase Agreement dated November 20, 2009 (the “IPA”) pursuant to which ICPH acquired 50% of the membership interest in ICP for a purchase price of $15,000.  The IPA also provides ICPH with the option to purchase up to an additional 20% of the membership interest in ICP at any time between the second and fifth anniversary of the closing date for a fixed price.  The LLC Agreement contains additional buy-sell provisions.

3)          LLC Agreement.  MGPI and ICPH entered into a Limited Liability Company Agreement dated November 20, 2009 (the “LLC Agreement”).  Pursuant to the LLC Agreement, MGPI and ICPH each have 50% of the voting and equity interests in ICP.  Day to day management of ICP is retained by the members.  The LLC Agreement also provides for the creation of an advisory board consisting of three advisors appointed by MGPI and three advisors appointed by ICPH.  ICP’s limited liability company agreement gives either member certain rights to shut down the plant if it operates at a loss.  Such rights are conditional in certain instances but absolute if losses aggregate $1,500 over any three consecutive quarters or if ICP’s net working capital is less than $2,500.

4)          Marketing Agreements.  MGPI and ICP entered into a Marketing Agreement dated November 20, 2009, pursuant to which ICP will manufacture and supply food-grade alcohol products for MGPI and MGPI will purchase, market and sell such products for a marketing fee.  The Marketing Agreement provides that MGPI will share margin realized from the sale of the products under the agreement with ICP.  The Marketing Agreement has an initial term of one year but automatically renews for one year terms thereafter, subject to specified exceptions. SEACOR Energy Inc. has entered into a similar agreement with ICP with respect to the marketing of ethanol.  The parties have suspended the margin sharing arrangements under their marketing agreements with ICP during the startup of operations at the Pekin plant so that ICP may retain more margin during such period.

The LLC Agreement permits MGPI to pledge its interest in ICP to secure MGPI’s obligations under its credit facility with Wells Fargo Bank, National Association, and MGPI has done so as of November 20, 2009.

The Contribution Agreement and the LLC Interest Purchase Agreement require MGPI to indemnify ICP and ICPH from and against any damages or liabilities arising from a breach of MGPI’s representations and warranties in the Contribution Agreement and the IPA and also with respect to certain environmental damages or liabilities related to the recommencement of production at the Pekin plant or to operations at the Pekin plant prior to the closing.  The amount of damages, with the exception of taxes and environmental matters, is limited to a maximum of $30 million.

MGPI recognized a pre-tax charge of $3,047 in the second quarter of the current fiscal year related to the completion of these transactions that has been included in MGPI’s Condensed Consolidated Statements of Cash Flows as “Loss on joint venture formation”.  The charge consists of $1,998 to adjust the book value of the Pekin plant balance sheet assets contributed to the joint venture to the implied value and $1,049 for professional fees associated with the transaction.

On January 29, 2010, ICP purchased a boiler for approximately $5,000.  MGPI and ICPH each contributed $1,000 to acquire this asset and will fund the balance of the purchase price equally over the next two years.  ICP began production at the Pekin facility during the third quarter of fiscal 2010.

Note 4.  Sale of Facilities.

On August 21, 2009, the Company sold its Kansas City, Kansas, facility for proceeds of $3,585, less closing costs, with potential additional payments based on the buyer’s income from sales of the Company’s existing products to the Company’s existing customers over the next three years ending July 31, 2012 with the final potential amount payable November 1, 2010.  The sale included all equipment used for the production and packaging of pet-related products, which principally include extruded plant-based resins and finished pet treats. The Company retained ownership of equipment that is used for the production of our Wheatex® textured wheat proteins, which are sold for use in meat extension and vegetarian product applications.  This equipment is located in a separate section of the facility that has been leased to the Company for a period of three years ending August 20, 2012 and is operated by a subsidiary of the buyer under a toll manufacturing arrangement.  In connection with the sale of the Kansas City, Kansas facility, liabilities related to these assets held for sale as of June 30, 2009, totaling $2,725, were paid with the sale proceeds.

On December 23, 2009, the Company sold certain assets from its flour mill facility in Atchison, Kansas for proceeds of $500.  A gain of $500 was recorded for this sale.  In addition, the Company  recognized a gain of $200 during the first  quarter of the current fiscal year for sales of certain other assets.   The gains have been included in the Company’s Condensed Consolidated Statements of Cash Flows as “Gain on sale of assets”.

Note 5.  Earnings Per Share.

Basic earnings per share data is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Potentially dilutive instruments are stock options and unvested restricted stock awards.

	Quarter Ended				Year-to-Date
Weighted average shares:	March 31, 2010		March 31, 2009		March 31, 2010	March 31, 2009

Basic and Diluted Shares:	16,673,075		16,598,582		16,649,073	16,580,969
Additional weighted average shares attributable to:
Stock options:	—	(1)	—	(1)	8,106	—	(1)
Unvested restricted stock awards:	—	(1)	—	(1)	346,483	—	(1)
Potentially Diluted Shares	16,673,075		16,598,582		17,003,662	16,580,969

(1)          The stock options and the restricted stock awards were not dilutive due to the loss experienced in this period.

Note 6.  Commitments.

The Company purchases its corn requirements for its Atchison plant through a single elevator company.  If the Company fails to purchase at least 13 million bushels each 12 months, it must pay the elevator company $0.03 per bushel for each bushel less than 13 million purchased.  The elevator company may terminate if the Company fails to purchase the specified minimums, in which case the Company would be obligated to pay the elevator company $260 plus the costs incurred by the elevator company in contracting with a different customer for the delivery of corn.  Based on purchased bushels to date, the Company is currently compliant with the above requirements.

Beginning in the quarter ended December 31, 2008, the Company entered into a supply contract for flour with ConAgra Mills (“ConAgra”) whereby they are supplying our wheat flour requirements for use in the production of protein and starch ingredients.  As a result, the Company no longer purchases wheat directly. The initial term of the agreement, as amended, expires October 23, 2015.

Note 7.  Derivative Instruments and Fair Value Measurements.

Derivative Instruments.  In connection with the purchase of raw materials, principally flour, corn and natural gas, for anticipated operating requirements, the Company enters into readily marketable exchange-traded derivative instruments in the form of commodity futures and option contracts consistent with our established risk management policies.

Certain commodities the Company uses in its production process are exposed to market price risks due to volatility in the prices for those commodities.  Currently, the Company uses derivative instruments to reduce the risk.  Periodically, the Company manages its exposure through a combination of long-term contracts with suppliers and exchange traded commodity futures and option contracts.  Derivative instruments are recorded as either assets or liabilities and are measured at fair market value with any changes in fair value being marked to market as a component of cost of sales in the Condensed Consolidated Statements of Income.  Since these derivatives are not accounted for as hedges, fluctuations in the related commodity prices could have a material impact on earnings in any given period.  The Company recorded both a realized and unrealized loss of $590 for the quarter ended March 31, 2010 which is included in cost of goods sold.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2010 and June 30, 2009.

		Fair Value
	Classified	Measurements	Level 1	Level 2	Level 3
March 31, 2010
Assets
Corn Derivatives	Inventory	$507	$507	$—	$—

June 30, 2009
Liabilities
Corn Derivatives	Inventory	$268	$268	$—	$—

Note 8.  Contingencies.

The Company is a party to various legal proceedings which are of an ordinary, routine nature and incidental to its operations. Management considers that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or operations of the Company.

Note 9.  Operating Segments.

The Company’s operations are classified into three reportable segments:  ingredient solutions, distillery products and other. Ingredient solutions consist of specialty starches and proteins, commodity starch and commodity vital wheat gluten.  Mill by-products, consisting primarily of mill feeds or “midds,” have also been included in this segment but have been discontinued with the shutdown of our wheat flour milling operations at the Atchison, Kansas plant in the second quarter of fiscal 2009.  The distillery products segment consists of food grade alcohol, along with fuel grade alcohol, commonly known as ethanol, and distillers feed, which are co-products of our distillery operations.  The other products segment comprises plant-based polymers and composites manufactured through the further processing of certain of our proteins and starches and wood particles.  For the quarter and year-to-date period ended March 31, 2010, revenues from products in the other segment represent less than 2.0 percent of the Company’s consolidated revenues.  As noted in Note 11, during the second quarter of fiscal 2009 the Company closed the flour mill at the Atchison facility and ceased protein and starch production operations at its Pekin, Illinois plant.  Other than the production of fuel alcohol as a co-product of high quality alcohol, the Company ceased production of fuel alcohol in the third quarter of fiscal 2009.  As discussed in Note 3 Formation of Joint Venture, during the third quarter of fiscal 2010, ICP began to manufacture and supply food-grade alcohol products for us, and we began to purchase, market and sell such products.

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

	Quarter Ended		Year-to-Date Ended
(in thousands)	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009

Sales to Customers
Ingredient solutions	$14,115	$16,266	$44,298	$64,618
Distillery products	31,999	37,263	92,326	158,378
Other	602	1,033	1,848	3,828
Total	46,716	54,562	138,472	226,824

Depreciation and amortization
Ingredient solutions	572	665	1,732	2,358
Distillery products	1,086	1,783	3,277	5,986
Other	61	62	184	184
Corporate	421	377	1,345	1,185
Total	2,140	2,887	6,538	9,713

Income (Loss) before Income Taxes
Ingredient solutions	2,183	1,415	7,240	(8,128)
Distillery products	1,975	41	12,815	(28,282)
Other	29	(162)	124	74
Corporate	(6,115)	(6,969)	(14,561)	(17,564)
Impairment of long lived assets	—	—	—	(8,931)
Severance and early retirement costs	—	—	—	(3,288)
Loss on joint venture formation	—	—	(3,047)	—
Gain on sale of assets	—	—	700	—
Other restructuring costs	(521)	—	(1,773)	(5,241)
Unrealized loss on natural gas contract	—	(2,106)	—	(7,553)
Total	$(2,449)	$(7,781)	$1,498	$(78,913)

For purposes of comparative analysis, the impairment of long lived assets, severance and early retirement costs, loss on joint venture formation, gain on sale of assets and other restructuring costs realized during the quarters and year-to-date periods ended March 31, 2010 and 2009 have been excluded from segments.  Indirect selling, general and administrative, interest expense, investment income and other general miscellaneous expenses are excluded from segment operations and classified as Corporate.

	March 31, 2010	June 30, 2009
Identifiable Assets
Ingredient solutions	$33,612	$36,204
Distillery products	49,619	56,535
Other	1,983	1,873
Assets held for sale	—	32,380
Corporate	31,310	18,140
Total	$116,524	$145,132

Note 10.  Pension and Post Retirement Benefit Obligations.

Post Retirement Benefits.  The Company and its subsidiaries provide certain post-retirement health care and life benefits to all employees.  The liability for such benefits is unfunded.  The Company uses a June 30 measurement date for the plan.

The components of the Net Periodic Benefit Cost for the quarter and year-to-date periods ended March 31, 2010 and March 31, 2009, respectively, are as follows:

	Quarter Ended		Year-to-Date Ended
(in thousands)	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009

Service cost	$62	$75	$186	$225
Interest cost	135	124	405	372
Prior service cost	(9)	(9)	(27)	(27)
(Gain) loss	17	5	51	15
Total post-retirement benefit cost	$205	$195	$615	$585

The Company previously disclosed in its financial statements for the year ended June 30, 2009, amounts expected to be paid to plan participants.  There have been no revisions to these estimates and there have been no changes in the estimate of total employer contributions expected to be made for the fiscal year ended June 30, 2010.

Total employer contributions for the quarter and year-to-date periods ended March 31, 2010 were $70 and $104, respectively.

Pension Benefits.  The Company and its subsidiaries provide defined retirement benefits to certain employees covered under collective bargaining agreements.  Under the collective bargaining agreements, the Company’s pension funding contributions are a function of the wages paid and are determined as a percentage of wages paid.  The funding is divided between the defined benefit plan and a 401(k) plan.  It has been management’s policy to fund the defined benefit plan in accordance with the collective bargaining agreement.  The collective bargaining agreements allow the plan’s trustees to change the pension plan to allow benefits to match funding, including reductions in benefits.  The Company uses a June 30 measurement date for the plan.

The components of the Net Periodic Benefit Cost for the quarter and year-to-date periods ended March 31, 2010 and March 31, 2009, respectively, are as follows:

	Quarter Ended		Year-to-Date Ended
(in thousands)	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009

Service cost	$152	$141	$456	$423
Interest cost	58	49	174	147
Expected return on plan assets	(42)	(44)	(126)	(132)
Prior service cost	6	6	18	18
Recognition of net loss(gain)	21	4	63	12
Total pension benefit cost	$195	$156	$585	$468

The Company has made employer contributions of $405 for the year-to-date period ended March 31, 2010, all of which were paid in the quarter ended September 30, 2009.

Note 11.  Fiscal Year 2009 Restructuring Costs and Loss on Impairment of Assets.

In response to the losses incurred during fiscal 2009, actions were taken in the second quarter of fiscal year 2009 in an effort to return the Company to profitability.  These actions included significant changes to operations in the Company’s Atchison and Pekin facilities.  As a result of these actions, restructuring costs and loss on impairment of assets for the year-to-date period ending March 31, 2009 were as follows:

Total
Impairment of long lived assets	$8,931
Severance and early retirement costs	3,288
Other restructuring costs	5,241
Total	$17,460

On October 20, 2008 the Company announced that it had signed a non-binding letter of intent to acquire its flour requirements from a third party, was ceasing operations at its flour mill in Atchison, Kansas and was  reducing its workforce.  The Company’s decision to close its flour mill was due to the fact that it could no longer produce flour for its own use at costs that were competitive with those of third party producers.  As a result of this action, the Company performed an impairment analysis and recorded a $2,831 non-cash impairment charge related to the flour mill assets in the Condensed Consolidated Financial Statements.

On November 5, 2008, the Company announced plans to cease protein and starch production operations at its Pekin, Illinois plant, effective November 12, 2008.  The majority of the Pekin facility’s protein and starch production consisted of gluten and commodity starches.  As a result of the shutdown, the Company performed an impairment analysis and recorded a $4,960 non-cash impairment charge related to the Pekin protein and starch assets.

As a result of the closure of the Company’s flour mill and the protein and starch operations at its Pekin plant, the Company also incurred $3,288 in severance and early retirement costs. Activity related to the restructuring costs was as follows:

	Quarter Ended		Year-to-Date Ended
(in thousands)	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009

Balance at beginning of period	$1,284	$2,776	$1,791	$3,288
Provisions for severance and early retirement costs	186	74	186	74
Payments and adjustments	(169)	(945)	(676)	(1,457)
Balance at end of period	$1,301	$1,905	$1,301	$1,905

On January 29, 2009, the Company temporarily shut down its Pekin, Illinois plant.  Management performed an impairment analysis of the equipment used in the production of personal care products and recorded a $329 non-cash impairment charge in the Condensed Consolidated Financial Statements.

At the end of the third quarter of fiscal 2008 the Company concluded that its pet business assets in the other segment and certain of its ingredient solutions segment assets in a mixed use facility in Kansas City, Kansas at which the Company’s pet treat resins were made were impaired.  At that time, the Company recorded a non-cash impairment charge of $8,100 in its Condensed Consolidated Financial Statements.  For the period ended December 31, 2008, the Company performed another test for impairment of these assets as the result of an appraisal resulting in a further charge of $811.

Other restructuring costs of $5,241 in fiscal year 2009 included $2,925 related to lease termination costs as a result of the flour mill closure, with respect to rail cars which it formerly used to transport flour and whose leases expire through 2013. The Company recognized this expense because it no longer utilized these cars in its business.  Expected payments accrued reflect the net present value of the remaining obligation net of units which were estimated to be returned to the lessor or assigned to others sooner than the lease termination date.  The discount rate used was 6.4 percent and was based on the Company’s borrowing costs at December 31, 2008.  Other restructuring costs in fiscal 2009 also included a $2,185 net loss resulting from sales of excess wheat no longer needed for milling operations.  Activity related to the restructuring costs was as follows:

	Quarter Ended		Year-to-Date Ended
(in thousands)	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009

Balance at beginning of period	$2,037	$2,925	$2,380	$5,241
Provisions for other restructuring costs	—	—	—	—
Payments and adjustments	(269)	(249)	(612)	(2,565)
Balance at end of period	$1,768	$2,676	$1,768	$2,676

Note 12.  Assets Held for Sale.

During fiscal 2008, the Company committed to a plan to sell its mixed use facility in Kansas City, Kansas.  As noted in Note 4. Sale of Facilities, the Company sold this facility on August 21, 2009.

During fiscal 2009, the Company temporarily discontinued distillery operations at its Pekin, Illinois facility.  As noted in Note 3. Formation of Joint Venture, through a series of transactions the

Company entered into a joint venture and contributed the facility in Pekin to the newly formed company, ICP.

Note 13.  Investment in Joint Ventures.

The Company’s joint ventures that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting.  Under the equity method of accounting, the joint venture company’s accounts are not reflected within the Company’s Condensed Consolidated Balance Sheets and Statements of Income; however, the Company’s share of the earnings or losses of the joint venture companies are reflected in the caption “Joint venture operations” in the Condensed Consolidated Statements of Income.  The Company’s carrying value in equity method joint venture companies is reflected in the caption “Investment in Joint Ventures” in the Company’s Condensed Consolidated Balance Sheets.

The Company’s investments accounted for on the equity method of accounting consist of the following: (1) 50% interest in D.M. Ingredients, GmbH, which is engaged in production and tolling of a portion of the Wheatex® series of textured wheat proteins made from vital wheat gluten, and (2) 50% interest in ICP, which operates a distillery.  The Company markets food grade alcohol products manufactured by ICP.

The combined results of operations and financial position of the Company’s equity basis investments are summarized below:

	Quarter Ended		Year-to-date Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
Condensed income statement information:
Net sales	$12,429	$—	$12,463	$—
Gross margin	(1,397)	—	(1,363)	—
Net loss	(3,228)	(90)	(4,260)	(158)
Joint venture operations *	(1,541)	(45)	(1,439)	(79)

Condensed balance sheet information:
Current assets	$16,548	$264	$16,548	$264
Noncurrent assets	32,482	283	32,482	283
Total assets	$49,030	$547	$49,030	$547

Current liabilities	$9,358	$27	$9,358	$27
Noncurrent liabilities	11,054	3	11,054	3
Equity	28,618	517	28,618	517
Total liabilities and equity	$49,030	$547	$49,030	$547

* Note:  Year-to-date information includes ($433) start-up costs of new joint venture and $618 reversal of over-accrued payables out of period, as discussed in Note 1.

Note 14.  Income Taxes.

For the quarter ended March 31, 2010, we had an income tax benefit of $195 resulting in an effective rate of 8.0 percent.  For the quarter ended March 31, 2009, our income tax benefit was $1,533 for an effective rate of 19.7 percent.

For the year-to-date period ended March 31, 2010, we had an income tax benefit of $4,764, resulting in an effective rate of 318.0 percent.  For the year-to-date period ended March 31, 2009, our income tax benefit was $12,706 for an effective rate of 16.1 percent.

For the year-to-date period ended March 31, 2010, the effective rate differs from our statutory rate primarily due to changes in the federal and state valuation allowance and the benefit of a tax law change occurring during the second quarter.  Under the Worker, Homeownership, and Business Assistance Act of 2009, which was enacted during the second quarter, we became eligible to carry back net operating losses generated in our fiscal year ended June 30, 2009 to our five preceding tax years, instead of the two years allowed under previous tax law.  We filed a claim to carry an approximately $12,000 of additional net operating loss back.  An income tax benefit of approximately $4,700 was recognized during the second quarter of fiscal 2010 related to this carryback claim.  The cash refund associated with the carryback claim was received during January 2010.

The Internal Revenue Service has notified the Company that they will examine the 2009 tax year.  Tax losses reported in this year were used in our carryback claim and the resulting refund of approximately $4,700 noted above.

Our valuation allowance as of March 31, 2010 is approximately $15,842.  Management has determined that a valuation allowance was needed against federal and state deferred tax assets, consisting largely of net operating losses and credit carryforwards, that are not more likely than not of being realized.

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

Over the past several quarters we have made significant changes to our operations to improve profitability.  We have refocused our business on the production of value-added ingredients and distillery products.  We have realigned our production efforts and reduced excess inventories. With our temporary ceasing of production at our Pekin facility and its subsequent inclusion in a joint venture, we have produced reduced quantities of fuel grade alcohol as a co-product and, with the shutdown of our flour mill in Atchison in October 2008, we no longer sell mill feeds.  Production of distillers feed has also decreased. As a result of these measures, revenues across all segments have declined from historic levels.  However, compared to the same periods a year ago, we experienced an improvement in our profit performance, primarily due to our improved sales mix of value-added products, lower costs of raw materials and natural gas, and lower costs from restructuring as compared to the prior fiscal year.

As previously disclosed, in recent years market economics for ethanol have been volatile, and in the first quarter of last year we temporarily closed our Pekin plant.  After exploring our strategic alternatives with respect to the plant, in November we completed a series of related transactions pursuant to which we contributed our Pekin plant to a newly-formed company, Illinois Corn Processing, LLC (“ICP”), and then sold 50% of the membership interest in ICP to Illinois Corn Processing Holdings LLC,  (“ICPH”), an affiliate of SEACOR Energy Inc. ICP owns and operates the facility.  We market beverage food grade alcohol products manufactured by ICP and SEACOR Energy Inc. markets fuel ethanol products manufactured by ICP.

By entering the joint venture arrangement with ICPH, we recovered a portion of our investment in the Pekin plant and enhanced our ability to supply our food grade alcohol customers with quality product. Although we retain some exposure to the volatility of the ethanol market through our investment in ICP, we have an opportunity to participate when the economics of that market are good, and we believe that the extent of our exposure to bad markets is significantly less than when we operated Pekin ourselves.  Further, we have the ability, through the termination provisions in the limited liability company agreement, to limit our operating losses by causing ICP to shut down the plant if losses reach specified amounts.

For additional information regarding this transaction, see Note 3. Formation of Joint Venture included in Part I, Item 1, Financial Statements of this form 10-Q and incorporated herein by reference.

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

DEVELOPMENTS IN THE INGREDIENT SOLUTIONS SEGMENT

In order to become more efficient and effective and to improve our results, we have refocused our business on the production and sale of value-added products.   We believe the steps we have taken have enabled us to return to profitability in fiscal 2010 and be more competitive, while also allowing us to obtain financing that has enabled us to maintain operations.

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

DEVELOPMENTS IN THE DISTILLERY PRODUCTS SEGMENT

As previously mentioned in Developments in the Ingredient Solutions Segment, in order to become more efficient and effective and to improve our results, we have refocused our business on the production and marketing of value-added products.  We significantly reduced production of fuel grade alcohol and temporarily shut down our Pekin plant on January 29, 2009.  Consequently, food grade alcohol saw a decline in year-to-date production volume of 7.3 percent.  However, the idling of Pekin had no effect on our food grade alcohol customers, as we are continuing to optimize food grade alcohol production capabilities at Atchison. Historically, we have produced a majority of all of our food grade alcohol at Atchison and a majority of all of our fuel grade alcohol at Pekin.

As previously mentioned in Results of Operation — General, one of the most important developments in the Distillery segment occurred in the second fiscal quarter, when we formed ICP and sold off a 50% ownership interest, as elsewhere described.  ICP has allowed us to renew activity at the Pekin plant in a manner that utilizes the respective competencies of MGPI as a premier supplier of high quality food grade alcohol, and SEACOR Energy, Inc. as a leader in the energy and fuel markets.  In addition to realizing $13.9 million, net of closing costs, of immediate value from a previously idle asset, the joint venture increases our available capacity of food grade alcohol.

ICP commenced production at the Pekin facility during the third quarter of fiscal 2010.  The joint venture’s efforts were hampered by winter weather in the first two months of the quarter, affecting the amount of alcohol available for delivery and sale.  The plant became significantly more operational in March.  As a result, it ended the quarter running closer to planned volumes.

During the quarter, operations at our Atchison facility were affected for approximately a week by an electrical supply disruption, which has since been corrected.  This resulted in higher than normal fuel grade alcohol  production until volumes could be restored.

On January 29, 2010, ICP purchased a boiler for approximately $5,000.  The Company and ICPH each contributed $1,000 to acquire this asset and will fund the balance of the purchase price over the next two years.

DEVELOPMENTS IN THE OTHER SEGMENT

On August 21, 2009, we sold our Kansas City, Kansas, facility for $3,585, with potential additional payments based on the buyer’s income from sales of our existing products to our existing customers over the next three years ending July 31, 2012.  The sale included all equipment used for the production and packaging of pet-related products, which principally include extruded plant-based resins and finished pet treats. We retained ownership of equipment that is used for the production of our Wheatex® textured wheat proteins, which are sold for use in meat extension and vegetarian product applications.  This equipment is located in a separate section of the facility that we have leased for a period of three years ending August 20, 2012 and which is operated by a subsidiary of the buyer under a toll manufacturing arrangement.

SEGMENT RESULTS

The following is a summary of revenues and pre-tax profits / (loss) allocated to each reportable operating segment for the quarterly and year-to-date periods ended March 31, 2010 and 2009.  For additional information regarding our operating segments, see Note 9. Operating Segments. included under Part 1, Item 1, Financial Statements of this Form 10-Q and incorporated herein by reference.

	Quarter Ended		Year-to-Date Ended
(in thousands)	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009

Ingredient solutions
Net Sales	$14,115	$16,266	$44,298	$64,618
Pre-Tax Income (Loss)	2,183	1,415	7,240	(8,128)
Distillery products
Net Sales	31,999	37,263	92,326	158,378
Pre-Tax Income (Loss)	1,975	41	12,815	(28,282)
Other
Net Sales	602	1,033	1,848	3,828
Pre-Tax Income (Loss)	(29)	(162)	125	74

GENERAL

Our consolidated earnings performance for the third quarter of fiscal 2010 improved compared to the same period in fiscal 2009 with a net loss of $2,254 on consolidated sales of $46,716 versus a net loss of $6,248 on consolidated sales of $54,562 during the same quarter of fiscal 2009.  This decrease in net loss was primarily the result of significantly lower impairment, severance and restructuring costs than were recognized during fiscal 2009, significantly decreased cost of sales resulting primarily from lower grain costs as well as our improved sales mix of value-added products.  Earnings in the ingredients solutions segment increased over the same period in fiscal 2009 primarily due to an improved sales mix of value-added proteins and starches, lower wheat and natural gas prices and temporary adjustments in the cost of raw materials.   Earnings in our distillery products segment increased over the same period in fiscal 2009 due to our change in emphasis to value-added distillery products and a decrease in the average cost of natural gas.  While improved, earnings were adversely affected by the short-term increase in fuel grade alcohol production resulting from an electrical supply disruption at our Atchison plant as well as start up costs at ICP. The decrease in sales and earnings in the other segment for quarter ended March 31, 2010 was mainly a result of exiting the business line for pet products.

Consolidated earnings for the year-to-date period ended March 31, 2010 increased significantly compared to the year-to-date period ended March 31, 2009 with net income of $6,262 on consolidated sales of $138,472 versus a loss of $66,207 on consolidated sales of $226,824 for the year-to-date period ended March 31, 2009. Earnings in the ingredients solutions segment increased over the same period in fiscal 2009 primarily due to an improved sales mix of value-added proteins and starches, lower wheat and natural gas prices and temporary adjustments in the cost of raw materials.   Earnings in our distillery products segment increased over the same period in fiscal 2009 due primarily to our change in emphasis to value-added distillery products. The decrease in sales and earnings in the other segment for the year-to-date period ended March 31, 2010 was mainly a result of exiting the business line for pet products.

INGREDIENT SOLUTIONS

Total ingredient solutions sales revenue for the quarter ended March 31, 2010 decreased by $2,151, or 13.2 percent, compared to the quarter ended March 31, 2009.  Revenues for commodity proteins and commodity starch decreased by $850 and $604, respectively, for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009. Commodity proteins and starch products with lower margins were significantly reduced as a part of management’s strategy to focus on higher-margin, value-added products. Revenues for specialty proteins for the quarter ended March 31, 2010 increased $202, or 3.9 percent, over the quarter ended March 31, 2009, as a result of higher unit sales.  Revenues for specialty starches decreased during the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009 by $510, or 11.8 percent, as a result of lower unit sales, and lower unit pricing.

While revenues for the ingredient solutions segment declined overall, margins improved during the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009 primarily as a result of improved sales mix by reducing our emphasis on unprofitable product lines along with lower flour costs attributable to lower wheat prices and, to a lesser extent, temporary price adjustments we received during the quarter.

Beginning in the quarter ended December 31, 2008, we entered into a supply contract for flour with ConAgra Mills whereby they supply wheat flour requirements for use in the production of protein and starch ingredients.  As a result, we no longer purchase wheat directly. However, the price we pay ConAgra for flour is a function of the per-bushel cost of wheat and, accordingly, wheat prices continue to directly impact the cost of raw materials for our ingredient solutions segment. The per pound cost of flour for the quarter ended March 31, 2010 decreased by 16.5 percent versus the quarter ended March 31, 2009.

Total ingredient solutions sales revenue for the year-to-date period ended March 31, 2010 decreased by $20,320, or 31.4 percent, compared to the year-to-date period ended March 31, 2009. Revenues for commodity proteins and commodity starch decreased by $12,148 and $2,056, respectively, for the year-to-date period ended March 31, 2010 compared to the year-to-date period ended March 31, 2009. Commodity proteins and starch products with lower margins were significantly reduced as a part of management’s strategy to focus on higher-margin, value-added products. Revenues for specialty proteins for the year-to-date period ended March 31, 2010 increased $423, or 2.8 percent, over the year-to-date period ended March 31, 2009, as a result of improved pricing as well as higher unit sales.  Revenues for specialty starches decreased during the year-to-date period ended March 31, 2010 compared to the year-to-date period ended March 31, 2009 by $5,564, or 31.1 percent, as a result of lower unit sales, partially offset by increased unit pricing.

While revenues for the ingredient solutions segment declined overall, margins improved during the year-to-date period ended March 31, 2010 compared to the year-to-date period ended March 31, 2009 primarily as a result of improved sales mix by reducing our emphasis on unprofitable product lines along with lower flour costs.  The per pound cost of flour for the year-to-date period ended March 31, 2010 decreased by 30.3 percent versus the quarter ended March 31, 2009.

DISTILLERY PRODUCTS

Total distillery products sales revenue for the quarter ended March 31, 2010 decreased $5,264, or 14.1 percent, compared to the quarter ended March 31, 2009.  The majority of this decrease was attributable to the reduced production of fuel grade alcohol as a result of our decision to focus on food grade alcohol, which consistently has experienced more stable prices. Our third quarter sales revenue also was negatively impacted by severely cold weather in January and February 2010.  The decrease in revenues related to fuel grade alcohol was $2,268, or 47.5 percent, compared to the quarter ended March 31, 2009. Food grade alcohol also saw a decline in revenues of $915, or 3.4%, from the quarter ended March 31, 2009, which was attributable to both decreased volume of 2.1 percent as well as a decline in per-unit pricing.  The decrease in volume was attributable, in part, to an electrical supply disruption at our Atchison facility which lasted for approximately a week and resulted in lower than normal food grade alcohol production until volumes could be restored.  Also contributing to this decrease in revenue was distillers feed revenue, which experienced a $2,210 reduction, or 42.3 percent, versus the quarter ended March 31, 2009.  The decrease was due to the decrease in production of 16.4 percent compared to the quarter ended March 31, 2009, due to the change in operations at the Pekin facility at the end of January, 2009, and lower unit pricing. While revenues for distillery products declined for the quarter ended March 31, 2010 as compared to the same quarter a year ago, margins improved due to a significant reduction in sales of lower margin fuel grade alcohol, along with a significant reduction in natural gas prices.  For the quarter ended March 31, 2010, the per-million cubic foot cost of natural gas averaged nearly 37.5 percent lower than the quarter ended March 31, 2009.

Total distillery products sales revenue for the year-to-date period ended March 31, 2010 decreased $66,052, or 41.7 percent, compared to the year-to-date period ended March 31, 2009.  The majority of this decrease was attributable to the reduced production of fuel grade alcohol as a result of our decision to focus on food grade alcohol, which consistently has experienced more stable prices, and the closing of the Pekin facility. The decrease in revenues related to fuel grade alcohol was $41,220, or 88.9 percent, compared to the year-to-date period ended March 31, 2009. Food grade alcohol also saw a decline in revenues of $12,786, or 14.4 percent, over the year-to-date period ended March 31, 2009, which were attributable to both decreased volume of 7.3 percent as well as a decline in per-unit pricing. The decline in per-unit sales pricing mirrored a decrease in corn prices during the year-to-date period ended March 31, 2010.  Also contributing to this decrease in revenue was distillers feed revenue, which experienced a $12,334 reduction, or 52.9 percent, compared to the year-to-date period ended March 31, 2009.  The decrease was largely due to the decrease in production of 42.6 percent compared to the year-to-date period ended March 31, 2009, primarily due to the idling of the Pekin facility and, to a lesser extent, slightly lower unit pricing. While revenues for distillery products declined for the year-to-date period ended March 31, 2010 as compared to the same quarter a year ago, margins improved due to a significant reduction in sales of lower margin fuel grade alcohol, along with a significant reduction in corn and natural gas prices.  For the year-to-date period ended March 31, 2010, the per-bushel cost of corn and the per-million cubic foot cost of natural gas averaged nearly 26.4 percent and 54.6 percent lower, respectively, than the year-to-date period ended March 31, 2009.

OTHER PRODUCTS

For the quarter and year-to-date periods ended March 31, 2010, revenues for other products, consisting primarily of pet products and plant-based biopolymers, decreased $430, or 41.7 percent, and $1,980, or 51.7 percent, respectively, compared to the quarter and year-to-date periods ended March 31, 2009.  For the quarter ended March 31, 2010, these decreases were the result of reduced unit sales of our pet products partially offset by an approximately 99 percent  increase in sales of our plant-based biopolymer products.  Although the sales performance in this segment declined compared to the same quarter and year-to-date periods in the prior year, the gross margin in this segment as a percent of sales improved substantially due to a reduction of pet product sales and increased focus on improving cost efficiencies in our eco-friendly biopolymer area. The decline in other segment sales revenue was primarily the result of decreased unit sales of 100 and 93 percent for our pet products for the quarter and year-to-date periods ended March 31, 2010, respectively, compared to the same quarter and year-to-date period in the prior fiscal year. As described in Note 4. Sale of Facilities, we sold the assets related to our pet products during the first quarter of fiscal 2010.

SALES

Net sales for the quarter ended March 31, 2010 decreased $7,846, or 14.4 percent, compared to the quarter ended March 31, 2009, primarily as a result of our strategy to reduce sales of low and negative margin products across all operating segments.  Our third quarter sales for this reporting period were negatively impacted by extremely cold weather in January and February 2010.  This adverse weather reduced our ability to deliver goods to our customers.  Decreased sales in the ingredient solutions segment were related to our exit from low margin commodity proteins and starch products. Lower unit  pricing and lower unit sales for or specialty starches led the decreased sales in this segment.  Sales in the distillery products segment as a whole decreased as a result of shifting the focus away from fuel grade alcohol to food grade alcohol.  Revenues for food grade alcohol also declined as a result of lower unit pricing and lower unit sales.  Revenues for distillers feed declined as a result of lower unit sales and lower unit pricing.  Net sales for our other segment decreased as the result of a decline in unit sales of pet products, as a result of the sale of that business, which was partially offset by an increase in unit sales of biopolymer products.

Net sales for the year-to-date period ended March 31, 2010 decreased $88,352, or 39.0 percent, compared to year-to-date period ended March 31, 2009, primarily as a result of our strategy to reduce sales of low and negative margin products across all operating segments, the closing of the Pekin plant, and partially to the adverse weather experienced in January and February 2010 as noted above. Decreased sales in the ingredient solutions segment were related to our exit from low margin commodity proteins and starch products. While unit pricing increased from a year ago for specialty starches, lower unit sales of specialty starches also contributed to the decreased sales in this segment.  However, the decrease in sales was partially offset by the increase in revenues for specialty proteins as a result of both improved unit sales and unit pricing. Sales in the distillery products segment as a whole decreased as a result of shifting the focus away from fuel grade alcohol to food grade alcohol.  Revenues for food grade alcohol also declined as a result of lower unit pricing and decreased unit sales.  Revenues for distiller’s feed declined primarily as a result of lower unit sales.  Net sales for our other segment decreased as the result of a decline in unit sales of pet products, which was partially offset by an increase in unit sales of biopolymer products.

COST OF SALES

For the quarter ended March 31, 2010, cost of sales decreased $12,722, or 23.4 percent, compared to the comparable period the prior year.  This decrease was primarily the result of the volume reduction associated with the closing of the Pekin facility, combined with reduced sales of higher cost, low margin commodity products and lower costs for raw material costs and other inputs used in the manufacturing process.  The per-million cubic foot cost of natural gas averaged nearly 37.3 percent lower than the quarter ended March 31, 2009.   The per pound cost of flour for the quarter ended March 31, 2010 decreased by 16.5 percent compared to the quarter ended March 31, 2009.  For the quarter ended March 31, 2010, cost of sales was 89.4% of net sales, which generated a gross profit margin of 10.6%.  For the quarter ended March 31, 2009, cost of sales was 99.8% of net sales, which generated a gross margin of 0.2%.

While the results for the quarter ended March 31, 2010 improved versus the comparable period of the prior fiscal year, the cost of sales were hurt by the incurrence of relatively higher cost alcohol sourced from ICP during its winter-time startup of operations, as well as, an electrical supply disruption in our Atchison facility in February.

For the year-to-date period ended March 31, 2010, cost of sales decreased $151,910, or 56.9 percent, compared to the comparable period the prior year.   This decrease was primarily the result of a 2008 charge taken to settle natural gas commitments, the change in operations at the Pekin plant, and reduced grain and energy costs.  The per-bushel cost of corn and the per-million cubic foot cost of natural gas averaged nearly 26.4 percent and 54.6 percent lower, respectively, than the year-to-date period ended March 31, 2009.   The per pound cost of flour for the year-to-date period ended March 31, 2010 decreased by 30.3 percent compared to the year-to-date period ended March 31, 2009.  For the year-to-date period March 31, 2010, cost of sales was 83.2% of net sales, which generated a gross profit margin of 16.8%.  For the year-to-date period ended March 31, 2009, cost of sales was 117.7% of net sales, which generated a gross margin of negative 17.7%.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the quarter and year-to-date periods ended March 31, 2010 decreased $8, or 0.2 percent, and $2,244, or 13.3 percent, respectively, compared to the same periods ended March 31, 2009.  These decreases were primarily due to the reduction in the Company’s work-force which was a result of the restructuring along with other cost savings initiatives.

OTHER OPERATING COSTS

Other operating costs for the quarter and year-to-date periods ended March 31, 2010 decreased $1,555, or 74.9%, and $303, or 14.6%, respectively, compared to the same periods ended March 31, 2009.   These costs primarily relate to additional ongoing charges for maintaining facilities no longer in production.

IMPAIRMENT: LONG LIVED ASSETS

In response to the losses incurred during the first quarter of fiscal 2009, we have taken actions since the end of the first quarter in an effort to return to profitability.  These actions include significant changes to operations.

Ingredient Solutions Segment. On October 20, 2008 we announced that we had signed a non-binding letter of intent to fulfill our flour requirements from a third party, were ceasing operations at our flour mill in Atchison, Kansas and were reducing our workforce by approximately 44 persons.  The workforce reduction consisted of a combination of temporary lay-offs and early retirement offers.  On November 6, we announced that the anticipated supply contract for flour had been signed, and the layoffs became permanent. Our decision to close our flour mill was due to the fact that we could no longer produce flour for our own use at costs that are competitive with those of third party producers.  As a result of this action, we performed an impairment analysis and recorded a $2,831 non-cash impairment charge in the Condensed Consolidated Statements in the second quarter of fiscal 2009 related to the flour mill assets.

On November 5, we announced plans to significantly reduce production of commodity wheat proteins and starches by ceasing protein and starch production at our Pekin, Illinois plant, effective November 12, 2008.  The majority of the Pekin facility’s protein and starch production consisted of gluten and commodity starches.  The action resulted in an additional work force reduction of approximately 80 persons, consisting of a combination of lay-offs and early retirement offers. As a result of the shutdown, we performed an impairment analysis and in the second quarter of fiscal 2009 recorded a $4,960 non-cash impairment charge in the Condensed Consolidated Statements related to the Pekin protein and starch assets.

In measuring for impairment of assets at our flour mill and our Pekin facility’s protein and starch production facility, management assumed no sales or other disposition but instead adjusted net values of these assets to zero as no further cash flow related to these assets was anticipated.

Distillery Segment.    In November of 2008, we also determined to curtail fuel alcohol production at Pekin to approximately 30 million gallons annually until market conditions became more favorable.  Subsequent to December 31, 2008, we determined that we could further adjust our production process at Pekin in a way that permitted us to produce only minor quantities of fuel grade alcohol as a by-product of the production of food grade alcohol and determined to curtail as much as possible the production of fuel grade alcohol. We also determined to shut down food grade production at the plant for a temporary period.  We performed an impairment analysis of our other long lived assets and determined no further impairment charges were necessary as a result of these activities.

Other Segment.   As previously reported, at the end of the third quarter of fiscal 2008, we  concluded that our pet business assets in the other segment and certain of our ingredient solutions segment assets in a mixed use facility in Kansas City, Kansas at which our pet treat resins are made were impaired.  At that time, we recorded an impairment charge of $8,100, of which $4,700 related to assets allocated to the Company’s other segment.  During the second quarter of fiscal 2009, management performed another test for impairment of these assets as a result of an appraisal resulting in a further charge of $811.  On August 21, 2009, we completed the sale of our Kansas City, Kansas facility for $3,585.

SEVERANCE AND EARLY RETIREMENT COSTS

In connection with the production changes described above, we also incurred $3,288 in severance related charges associated with early retirements and job eliminations during the second quarter of fiscal 2009.  These charges have been presented in the Company’s Consolidated Statements of Income as “Severance and early retirement costs.”

LOSS ON JOINT VENTURE FORMATION

Loss on joint venture formation for the year-to-date period ended March 31, 2010 increased $3,047.   The components include $1,998 to adjust the book value of the Pekin plant balance sheet assets contributed to the joint venture to the implied value and $1,049 for professional fees associated with the transactions.

GAIN ON SALE OF ASSETS

For the year-to-date period ended March 31, 2010, gain on sale of assets was $700.  This increase was the result of a $600 gain recorded related to the sale of certain flour mill assets and a $100 gain on the sale of transport equipment.

OTHER RESTRUCTURING COSTS

In connection with the production changes described above in Impairment: Long Lived Assets, we also incurred a $2,185 net loss resulting from sales of excess wheat no longer needed for milling operations.  The charge is net of approximately $1,109 in realized gains previously recorded in accumulated other comprehensive income.  In addition, we recognized $2,925 in lease termination costs which we expect to incur with respect to railcars which we formerly used to transport flour and whose leases expire through 2013. We have recognized this expense because we no longer utilize these cars in our business.  Expected payments accrued reflect the net present value of the remaining obligation net of units which are estimated to be returned to the lessor sooner than the lease termination date.  We estimate that the remaining railcars will either be returned to the lessor or assigned to other third parties over the remaining term of the agreement.

OTHER INCOME, NET

Other income, net, decreased $20, or 95.2 percent, for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009.  For the year-to-date period ended March 31, 2010, other income, net, decreased $71, or 74.7 percent, compared to the year-to-date period ended March 31, 2009.  These changes were principally attributable to changes in interest capitalized as well as to the effect of certain other non-recurring, non-operating revenue items.

INTEREST EXPENSE

Interest expense for the quarter and year-to-date periods ended March 31, 2010 decreased $425 and $624, respectively, compared to the same periods ended March 31, 2009.  These decreases were the result of lower line of credit borrowings as compared to the same periods in the prior year.  These decreases were partially offset by an increase in long-term debt compared to the same periods in the prior year.

EQUITY IN LOSS OF JOINT VENTURES

D.M Ingredients, GmbH (“DMI”)

On July 17, 2007, we completed a transaction with Crespel and Dieters GmbH & Co. KG for the formation and financing of a joint venture, DMI, located in Ibbenburen, Germany.  DMI’s primary operation is the production and tolling of the Wheatex® series of textured wheat proteins made from vital wheat gluten for marketing by MGPI domestically and, through our partner and third parties, internationally.  Currently, the joint venture is utilizing a third party toller in the Netherlands to produce the Wheatex® products.  We own a 50 percent interest in DMI, and account for it using the equity method of accounting.  During the quarter ended March 31, 2010, we invested an additional $213 in DMI.  As of March 31, 2010, we had invested $571 in DMI since July 2007.

For the quarter ended March 31, 2010, DMI incurred a net loss of $84 related to costs incurred as part of the initial implementation of operations.  No sales revenue was reported.  As a 50 percent joint venture holder, our equity in this loss was $42.

For the year-to-date period ended March 31, 2010, DMI incurred a net loss of $250 related to costs incurred for the initial implementation of operations.  Again, no sales revenue was reported.  As a 50 percent joint venture holder, our portion of the loss was $125.

DMI’s functional currency is the European Union Euro.  Accordingly, changes in the holding value of the Company’s investment in DMI resulting from changes in the exchange rate between the U.S. Dollar and the European Union Euro are recorded in other comprehensive income as a translation adjustment on unconsolidated foreign subsidiary net of deferred taxes.

Illinois Corn Processing, LLC (“ICP”)

On November 20, 2009, the Company completed a series of transactions whereby the Company contributed its Pekin plant to a newly-formed company, ICP, and then sold 50% of the membership interest in ICP to Illinois Corn Processing Holdings, LLC (“ICPH”), an affiliate of SEACOR Energy Inc., for $15,000 cash.  ICP reactivated distillery operations at the Pekin facility during the third quarter ended March 31, 2010. The Company  markets food-grade alcohol products manufactured by ICP and SEACOR Energy Inc. markets ethanol products manufactured by ICP.

For the quarter ended March 31, 2010, ICP incurred a net loss of $3,144 primarily related to costs incurred as part of the start-up of operations and low initial volumes.  As a 50 percent joint venture holder, our portion of the loss was $1,572.

For the period from November 20, 2009 to March 31, 2010, ICP incurred a net loss of $4,010 primarily related to costs incurred as part of the initial implementation of operations.  As a 50 percent joint venture holder, our portion of the loss was $2,005.  This loss was off-set by a non-recurring  reversal of account payable balances related to a prior period totaling $618.

NET INCOME (LOSS)

As the result of the factors outlined above, we experienced a net loss of $2,254 and net income of $6,262 in the quarter and year-to-date periods, respectively, ended March 31, 2010, compared to a net loss of $6,248 and a net loss of $66,207 in the quarter and year-to-date periods ended March 31, 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Our principal uses of cash are for the cost of raw materials and energy used in our production processes, salaries, debt service obligations on our borrowings, and capital expenditures.  Our principal sources of cash are revenues from the products we make and our revolving credit facility.  We expect our sources of cash to be adequate to provide for the next twelve months.

On August 25, 2009, we were required to make a deposit of approximately $1,600 to our surety bond carrier.  This deposit secured our obligations under surety bonds maintained to meet regulatory requirements for distillery operations.  Funds for this deposit were borrowed under the terms of the Credit Agreement.

As a result of losses incurred during fiscal years 2009, we received a tax refund of approximately $5,500 during October 2009, which was used to pay down the $11,614 note to CILCO.  During January 2010 we received an additional tax refund of approximately $4,700 resulting from changes in tax regulations that enabled us to carry back losses to periods previously unavailable. See Note 14. Income Taxes for further information.

As noted elsewhere herein, we have taken steps to focus our business on the production of value-added products, which have improved our operating performance. As a result of the measures that we have taken combined with lower raw material and natural gas costs, operating costs have been reduced and cash flows from operating activities have increased.

The following table is presented as a measure of our liquidity and financial condition:

(in thousands)

	March 31,	June 30,
	2010	2009
Cash and cash equivalents	$822	$178
Working capital	17,799	31,242
Amounts available under line of credit	20,454	4,190
Credit facility, liabilities related to assets held for sale and long-term debt (including current maturities)	7,030	33,337
Stockholders’ equity	70,439	63,884

	Year-to-Date Ended
	March 31,	March 31,
	2010	2009
Depreciation and amortization	$6,538	$9,713
Capital expenditures	(199)	2,057
Cash flows from operations	22,176	1,412

CASH FLOW INFORMATION

Summary cash flow information follows for the year-to-date periods ended March 31, 2010 and 2009, respectively:  (Dollars in thousands)

	Year-to-Date Ended
	March 31, 2010	March 31, 2009
Cash flows provided by (used for):
Operating activities	$22,176	$1,412
Investing activities	16,702	(1,363)
Financing activities	(38,234)	454

Increase (decrease) in cash and cash equivalents	644	503
Cash and cash equivalents at beginning of year	178	—
Cash and cash equivalents at end of year	$822	$503

During the year-to-date period ended March 31, 2010, our consolidated cash increased by $644 compared to an increase of $503 during the year-to-date ended March 31, 2009.  Increased operating cash flow resulted from an improvement in income to net income of $6,262 from a net loss of $66,207.  Cash outflows related to capital expenditures during the year-to-date period ended March 31, 2010 compared to the year-to-date period ended March 31, 2009 were reduced $1,858, while proceeds from the disposition of property and proceeds from the sale of an interest in ICP increased $16,420.  During the year-to-date period ended March 31, 2010, payments on long-term debt and revolving credit facility exceeded borrowings as compared to the year-to-date period ended March 31, 2009, in which borrowings exceeded payments.

Operating Cash Flows.  Summary operating cash flow information for the year-to-date periods ended March 31, 2010 and 2009, respectively, is as follows:  (in thousands):

	Year-to-Date Ended
	March 31, 2010	March 31, 2009
Net income (loss)	$6,262	$(66,207)
Depreciation and amortization	6,538	9,713
Gain on sale of assets	(700)	(264)
Loss on joint venture formation	3,047	—
Loss on impairment of assets	—	8,931
Deferred income taxes	—	(7,210)
Joint venture operations (gain) loss	1,439	79
Changes in working capital items:
Restricted cash	(607)	(1,441)
Receivables	(2,132)	13,031
Inventory	1,904	41,063
Prepaids	(1,924)	(1,376)
Accounts payable	2,562	(786)
Accounts payable to affiliates, net	3,676	—
Accrued expenses	792	141
Accrued natural gas derivative	—	3,946
Deferred credit	(594)	(643)
Income taxes payable/receivable	5,501	2,315
Accrual for retirement benefits and other non-current liabilities	(2,741)	2,686
Gains previously deferred in other comprehensive income	—	(2,149)
Other	(748)	(417)
Net cash provided by operating activities	$22,176	$1,412

Cash flow from operations for the year-to-date ended March 31, 2010 increased $20,764 to $22,176 from $1,412 for the year-to-date period ended March 31, 2009.  This increase in operating cash flow was primarily related to the increase in earnings of $72,469 from a net loss of $66,207 for the year-to-date period ended March 31, 2009 to a net income of $6,262 for the year-to-date period ended March 31, 2010.  This factor, which served to increase operating cash flow, was partially offset by a year-to-date period ended March 31, 2010 accounts receivable decrease of $15,163 to ($2,132) from $13,031 for the year-to-date period ended March 31, 2009; a year-to-date period ended March 31, 2010 inventory decrease of $39,159 to $1,904 from $41,063 for the year-to-date period ended March 31, 2009.  Additionally, operating cash flow was impacted by the timing of cash disbursements resulting in an increase in accounts payable, accounts payable (net), and accrued expenses.

Investing Cash Flows.  Net investing cash flow for the year-to-date period ended March 31, 2010 was $16,702 compared to $(1,363) for the year-to-date period ended March 31, 2009.  This increase in investing cash flows was related to the proceeds from the sale of an interest in ICP of $13,951, net of closing cost, the proceeds from the sale of other property of $4,163, net of closing costs; the year-to-date period ended capital investments decrease of $1,858 to $199 from $2,057; offset by the $1,213 investment in/advances to joint ventures for the year-to-date period ended March 31, 2010.

Financing Cash Flows.  Net financing cash flow for the year-to-date period ended March 31, 2010, was $(38,234) compared to $454 for the year-to-date period ended March 31, 2009 resulting in a net decrease in financing cash flow of $38,688. During the year-to-date period ended March 31, 2010, we had net payments of $14,057 under our operating line of credit compared to net draws of $1,176 for the year-to-date period ended March 31, 2009.  Also contributing to the decrease during the year-to-date period ended March 31, 2010 were net payments on long term debt of $24,169 compared to $660 for the year-to-date period ended March 31, 2009.

CAPITAL EXPENDITURES.

In the year-to-date we have spent $199 in capital expenditures.  For fiscal 2010, we have budgeted $4,000 in capital expenditures related to improvements in and replacements of existing plant and equipment.  We are limited to annual capital expenditures of $4,500 by the revolving credit facility. As of March 31, 2010, we had contracts to acquire capital assets of approximately $780.

We recently learned that we will be required to install a new closed-loop, process cooling water system at our Atchison facility at an estimated cost of $6,000 to $8,000.  See Part II, Item 1., Legal Proceedings.  We will be seeking an amendment to our credit facility to permit this expenditure within the required time frame.  We have no reason to believe our lender will not consent to such an amendment.

In Section 550 of the Homeland Security Appropriations Act of 2007 (P.L. 109-295) (Act), Congress gave the Department of Homeland Security (“DHS”) regulatory authority over security at certain high-risk chemical facilities. Pursuant to its congressional mandate, on April 9, 2007, DHS promulgated the Chemical Facility Anti-Terrorism Standards (“CFATS”), 6 CFR Part 27. In the CFATS regulation, DHS requires all high-risk chemical and industrial facilities to complete security vulnerability assessments, develop site security plans and implement protective measures necessary to meet DHS-defined risk-based performance standards. DHS has provided notice that we operate a Tier 3 high risk facility. We have submitted our plan and are waiting DHS’s response.  We estimate any resultant costs to be insignificant.

LINE OF CREDIT

The amount of borrowings under the credit agreement is subject to borrowing base limitations.  As of March 31, 2010, our outstanding borrowings under this facility were $4,081, and $20,454 was available for additional borrowings.  The borrowing base is the lesser of the maximum line amount or an amount based on specified percentages of eligible accounts receivable and inventories less specified reserves.  The lender has discretion under the Credit Agreement to change the manner in which the borrowing base is determined, such as altering the advance rates applicable to accounts receivable and inventory or changing reserve amounts.

FINANCIAL COVENANTS

Under the Credit Agreement, we must meet specified monthly and cumulative net income requirements (aggregating $3,500 for fiscal year 2010 and $1,000 for the first quarter of fiscal 2011).  We are limited in the amount of capital expenditures we may make annually ($4,500) and must meet, at fiscal year end,  a minimum debt service coverage ratio (a) the sum of (i) funds from operations (net income plus depreciation and amortization, plus or minus increases or decreases in deferred income taxes and LIFO reserves, plus other non-cash items) plus (ii) interest expense minus (iii) unfinanced capital expenditures minus (iv) dividends and distributions paid during the period, divided by (b) the sum of  (i) current maturities of long term debt plus (ii) interest expense) of not less than 1.15 to 1.0.   The lender has

significant lending discretion under the Credit Agreement; it may modify our borrowing base and various components thereof in its reasonable discretion, thereby affecting the amount of credit available to us. The lender may terminate or accelerate our obligations under the Credit Agreement upon the occurrence of various events in addition to payment defaults and other breaches, including such matters as over advances arising from reductions in the borrowing base, certain changes in the Board, failure to pay taxes when due, defaults under other material debt, lease or other contracts and, for a period of one year after July 21, 2009,  our CEO ceasing to be actively engaged in our day to day business activities, or thereafter if we fail to hire a successor acceptable to the lender within 90 days. We have maintained compliance with these covenants through March 31, 2010.

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

WORKING CAPITAL

COMPARISON TO JUNE 30, 2009

Our working capital decreased $13,838 from June 30, 2009 to March 31, 2010.  This decrease was primarily the result of a decrease in assets held for sale offset by a lower outstanding balance on our revolving credit facility as well as lower accrued expenses.

COMPARISON TO MARCH 31, 2009

During the twelve month period ended March 31, 2010, our working capital decreased $3,906.  The twelve month decrease was primarily a result of a decrease assets held for sale of $31,571.  This factor, which decreased our working capital, was partially offset by a reduction in the line of credit, accounts payable and liabilities related to assets held for sale of $20,095, $11,329 and $6,372, respectively.

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

For inventory and open futures, the table below presents the carrying amount and fair value at March 31, 2010 and June 30, 2009.  All amounts below are in thousands, except for strike price per bushel.  We include the fair values of open contracts in inventories in our balance sheet.

	At March 31, 2010		At June 30, 2009
As of December 31,	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Inventories
Corn	$1,014	$931	$1,108	$1,030
Flour	$110	$104	$108	$109

	Description and Expected Maturity*	Fair Value	Description and Expected Maturity*	Fair Value
Corn Futures
Contract Volumes (bushels)			670
Weighted Average
Strike Price/Bushel	$—	$—	$3.9448	$3.5450
Contract Amount	$—	$—	$2,643	$2,375

*The latest expected maturity date occurs within one year from date indicated.

Except for our credit facility, our outstanding debt carries fixed interest rates. There was $4,081 in outstanding borrowings under our credit facility at March 31, 2010, which bore interest at a variable rate equal to daily three month LIBOR plus 5%, but not less than 5.5%.  Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on outstanding borrowings at March 31, 2010, a 100 basis point increase over the non-default rates actually in effect at such date would increase our annual interest expense by $41.

ITEM 4.           CONTROLS AND PROCEDURES.

(a)           Evaluation of disclosure controls and procedures.

As of the end of the quarter ended March 31,  2010 our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)           Changes in Internal Controls.

There has been no change in the Company’s internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect MGP Ingredients, Inc.’s internal control over financial reporting.

PART II.  OTHER INFORMATION

(Dollars in thousands, unless otherwise noted)

ITEM 1.  LEGAL PROCEEDINGS.

In 2006, the Company entered a Consent Agreement with the Kansas Department of Health and Environment (KDHE) which, among other matters, imposed a source-wide, rolling 12-month volatile organic compounds (VOC) emissions cap on the Company’s Atchison facility.  The Company anticipates that it will exceed this cap during the fourth quarter of fiscal 2010 and is negotiating a second amendment to the Consent Agreement with the KDHE. (a previously disclosed amendment addressed an earlier instance of noncompliance with the emission limit and related testing, monitoring and permitting violations and assessed a civil penalty of $66 against the Company). The Company anticipates that the second amendment will require it to complete a closed-loop, process cooling water system project, resulting in significant VOC reduction, in accordance with a scheduled timeline extending over an approximate seventeen month period.  The estimated cost of the overall cooling tower replacement project is $6,000 to $8,000, only a portion of which is applicable to the VOC reduction.  In addition, the Company will agree to a $5 per month penalty for any month that it exceeds the rolling 12-month cap, as well as a $1 per day penalty for each day it exceeds established completion dates for various stages of the project.  The Company presently anticipates that it will continue to exceed the VOC cap through July, 2010 and incur $20 in cap excedence penalties.

ITEM 1A .  RISK FACTORS.

ICP’s limited liability company agreement gives the Company and its joint venture partner, Illinois Corn Processing Holdings LLC, (“ICPH”) certain rights to shut down the Pekin plant if it operates at an EBITDA loss of $500 in any quarter.  Such rights are conditional in certain instances but absolute if losses aggregate $1,500 over any three consecutive quarters or if ICP’s net working capital is less than $2,500. These provisions of the limited liability agreement were sought by the Company when it negotiated the limited liability company agreement, but were not drafted with start up of operations in mind.   ICP has experienced losses in the last two quarters exceeding the quarterly threshold amount in each case.   The Company anticipates that this start up period may extend until May, 2010 and that EBITDA losses aggregating $1,500 over the first three quarters of ICP’s existence is a possibility in light of the cumulative losses incurred in the current and prior quarter.    However, neither the Company nor, to its knowledge, ICPH presently intend to exercise termination rights during this start up period.  However, if losses of the requisite magnitude continue, either the Company or ICPH may elect to exercise its rights to shut down the Pekin plant.  In this event, the Company could be forced to purchase alcohol from third parties at unfavorable prices to satisfy contractual commitments to its customers.  It also might incur impairment losses with respect to its remaining investment in the Pekin plant.  In this regard, see the Item 1A.  RISK FACTORS — RISKS THAT AFFECT OUR BUSINESS AS A WHOLE — We have incurred impairment and restructuring losses and may suffer such future losses.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2010 we made no repurchases of our stock.

ITEM 5.  OTHER INFORMATION

On February 15, 2010, the Company granted Wells Fargo Bank, National Association, a leasehold mortgage relating to its executive office building and technical center in Atchison and pledged the related industrial revenue bonds issued by the City of Atchison and held by the Company as additional security for its obligations under its revolving credit facility.

During the third quarter, the Company and Seacorp Energy, Inc. determined to suspend their margin sharing arrangements under their marketing agreements with their joint venture, ICP, to permit ICP to retain more margin from the sale of products during the start up of operations at the Pekin plant.

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

4.1.9

Consent and Release dated December 21, 2009, between Wells Fargo Bank, National Association and the Company (Incorporated by reference to Exhibit 4.1.9 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2010).

4.1.10

Consent dated December 31, 2009 from Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1.9 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2010).

4.1.11

Assignment of Membership Interest to Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1.9 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2010).

*4.1.12	Consent dated February 2, 2010 from Wells Fargo Bank, National Association.

*4.1.13

Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated February 15, 2010 to Wells Fargo Bank, National Association, relating to the Company’s Executive Office Building & Technical Center in Atchison, Kansas.

*4.1.14

Bond Pledge and Security Agreement dated February 15, 2010 by and among the Company, Commerce Bank, as Trustee and Wells Fargo Bank, National Association relating to City of Atchison, Kansas, $7,000,000 original principal amount of Taxable Industrial Revenue Bonds, Series 2006 (MGP Ingredients, Inc. Project).

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

*  Filed herewith.

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date: May 11, 2010	By	/s/ Timothy W. Newkirk
Timothy W. Newkirk, President and Chief Executive Officer

Date: May 11, 2010	By	/s/ Don Tracy
Don Tracy, Vice President and Chief Financial Officer