Form 10-K
period 2010-06-30
MGP INGREDIENTS INC
filed 2010-09-03
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of common equity held by non-affiliates, computed by reference to the last sales price as reported by NASDAQ on December 31, 2009, was $89,957,872.

The number of shares of the registrant’s common stock outstanding as of August 31, 2010 was 17,814,714.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference:

(1)                                 Portions of the MGP Ingredients, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on October 21, 2010 are incorporated by reference into Part III of this report to the extent set forth herein.

CONTENTS PAGE

i

The calculation of the aggregate market value of the Common Stock held by non-affiliates is based on the assumption that non-affiliates do not include directors or executive officers. Such assumption does not constitute an admission by the Company or any director or executive officer that any director or executive officer is an affiliate of the Company.

ii

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as well as historical information.  All statements, other than statements of historical facts, included in this Annual Report on Form 10-K regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements.  In addition, forward-looking statements are usually identified by or are associated with such words as “intend,” “plan”, “believe,” “estimate,” “expect,” “anticipate,” “hopeful,” “should,” “may,” “will”, “could”, “encouraged”, “opportunities”, “potential” and/or the negatives of these terms or variations of them or similar terminology.  They reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance.  All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement.  Important factors that could cause actual results to differ materially from our expectations include, among others: (i) disruptions in operations at our Atchison facility,  (ii) the availability and cost of grain and fluctuations in energy costs, (iii) the effectiveness of our hedging strategy, (iv) the competitive environment and related market conditions, (v) the ability to effectively operate the Illinois Corn Processing, LLC (“ICP”) joint venture, (vi) our ability to maintain compliance with all applicable loan agreement covenants, (vii) our ability to realize operating efficiencies, (viii) and actions of governments.    For further information on these and other risks and uncertainties that may affect our business, see Item 1A. Risk Factors.

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

The Company produces certain ingredients and distillery products which are derived from wheat flour and corn, respectively, primarily to serve the packaged goods industry.  The Company has three reportable segments:  ingredient solutions, distillery products and other.  Our ingredient solutions segment products primarily consist of specialty starches, specialty proteins, commodity starches and commodity vital wheat gluten.  Mill by-products, consisting primarily of mill feeds or “midds,” had also previously been included in this segment but were discontinued with the shutdown of our wheat flour milling operations at the Atchison, Kansas plant in the second quarter of fiscal 2009.  The distillery products segment consists of food grade alcohol, along with a minimal amount of fuel grade alcohol, commonly known as ethanol, and distillers feed, which are co-products of our distillery operations.  Our other segment products are comprised of plant-based polymers and wood-based composite resins manufactured through the further processing of certain of our starches and proteins and wood particles.  Prior to the sale of our Kansas City, Kansas facility described below, our other segment also included pet-related products primarily consisting of extruded plant-based resins and finished pet treats.

We purchase corn obtained from or through grain elevators.  We purchase wheat flour, the principal raw material used in the manufacture of our protein and starch products, from ConAgra Mills.   We process flour with water to extract vital wheat gluten, the basic protein component of flour, which we use primarily to process into specialty wheat proteins that possess increased protein levels and/or enhanced functional characteristics.  Most wheat protein products are dried into powder and sold in packaged or bulk form.  We further process the starch slurry which results after the extraction of the protein component to extract premium wheat starch, a portion of which we further  process into specialty starches and a portion of which we sell as commodity starch, and all of which we dry into powder and sell in packaged or bulk form.  We mix the remaining starch slurry with corn and water and then cook, ferment and distill it into alcohol.  We dry the residue of the distilling operations and sell it as a high protein additive for animal feed.

The principal location at which we make our products as of June 30, 2010 is our plant located in Atchison, Kansas. We also operate a facility in Onaga, Kansas for the production of plant-based biopolymers and wood composite resins. Our line of textured wheat proteins are produced through a toll manufacturing arrangement at a facility in Kansas City, Kansas, which we had previously owned and which we sold to Sergeant’s Pet Care Products, Inc. (“Sergeant’s”) on August 21, 2009. Additionally, in November 2009, we entered into a joint venture with SEACOR Energy, Inc.’s affiliate, Illinois Corn Processing Holdings LLC (“ICP Holdings”), to reactivate distillery operations at our facility in Pekin, Illinois.  This facility is now owned and operated by a 50% owned, unconsolidated joint venture entity called Illinois Corn Processing, LLC (“ICP”), which reactivated the plant in the third quarter of fiscal 2010 after we temporarily closed it in the third quarter of fiscal 2009.   ICP produces food grade alcohol for beverage and industrial applications, which we purchase, and fuel grade alcohol, which SEACOR Energy, Inc. purchases.

FISCAL 2010 DEVELOPMENTS

In fiscal 2010, we completed our transformation that began in fiscal 2009, when we determined to substantially exit the commodity and vital wheat gluten area of our business and curtail production of fuel grade alcohol and commodity wheat starch.  This transformation included the following steps:

•                  We exited the pet products business with the sale on August 21, 2009 of our Kansas City, Kansas facility to Sergeant’s Pet Care Products, Inc.  The sale included all equipment used for the production and packaging of pet-related products, principally consisting of extruded plant-based resins and finished pet treats. However, we retained ownership of equipment at this facility that is used for the production of our textured wheat proteins. This equipment is located in a separate section of the facility that we have leased for a period of three years ending August 20, 2012 and is operated by a subsidiary of Sergeants’ under a toll manufacturing arrangement.

•                  On November 20, 2009 we completed a series of transactions whereby we contributed our Pekin plant to a newly-formed company, ICP, and then sold 50% of the membership interest in this company to ICP Holdings, an affiliate of SEACOR Energy, Inc., for $15,000 cash ($13,951 net of closing costs).  ICP reactivated distillery operations at the Pekin facility during the third quarter ended March 31, 2010. We purchase food grade alcohol products manufactured by ICP, and SEACOR Energy, Inc. purchases fuel grade alcohol products manufactured by it.  By entering the joint venture arrangement, we recovered a portion of our investment in the Pekin plant and enhanced our ability to supply our food grade alcohol customers with quality product. Although we retain some exposure to the volatility of the fuel grade alcohol market through our investment in ICP, we have an opportunity to participate when the economics of that market are good, and we believe that the extent of our exposure to bad markets is significantly less than when we operated Pekin ourselves.  Further, we have the ability, through the termination provisions in the limited liability company agreement, to limit our operating losses by causing ICP to shut down the plant if losses reach specified amounts.  See “- Joint Ventures.”

•                  During fiscal 2010, we sold certain assets of our flour mill facility in Atchison for $671.  We also sold certain assets related to our wheat gluten and wheat starch processing facility in Pekin, Illinois for approximately $1,000.

We are concentrating our efforts on the development, production and commercialization of value-added ingredient solutions, consisting of specialty, value-added wheat proteins and wheat starches, and high quality beverage and food grade industrial alcohol.  The steps that we have taken to focus our business on the production of value-added products have improved our operating performance.  As a result of the measures we have taken, combined with lower raw material and natural gas costs, operating costs have been reduced, and cash flows from operating activities have increased from $3,158 in fiscal 2009 to $32,667 in fiscal 2010.  As a result of the improvement in our operating cash flow, combined with proceeds from the sale of our Kansas City facility and a 50% interest in ICP, tax refunds that we received in fiscal 2010 and proceeds from sales of assets from our closed Atchison flour mill and former Pekin protein and starch facility, we have been able to reduce our outstanding indebtedness from $30,612 on July 1, 2009 to $2,771 on June 30, 2010.

In June 2010 our Board approved a capital project designed to provide environmental benefits at our Atchison, Kansas distillery operations.  This project consists of the installation of a new, state-of-the-art process water cooling system to replace older equipment used to supply water for multiple components of the distillation process.  The project began in the summer of fiscal 2010 and is expected to be completed by the end of September 2011.   We originally estimated that this project would cost $7,400, but currently estimate the total cost at $8,500.

FINANCIAL INFORMATION ABOUT SEGMENTS

Note 12 of our Notes to Consolidated Financial Statements set forth in Item 8 of this Report, which is incorporated herein by reference, includes information about sales, depreciation, income before income taxes and identifiable assets for the last two fiscal years by reportable segment.  Information about sales to external customers and assets located in foreign countries is included.

BUSINESS STRATEGY

We seek to strengthen our profit margins and improve returns on capital over time.  To enhance opportunities to achieve our objectives, we have streamlined our business and have modified our product portfolio to emphasize a greater mix of higher margin, value-added products, principally specialty food ingredients and high quality food grade alcohol.  To this end, we have taken measures to significantly reduce our production and marketing of lower and negative margin commodity type products.  Our strategy is focused on the development and marketing of wheat-based specialty protein and starch products and high quality food grade alcohol, as well as plant-based biopolymer and resin products for use in unique market niches.  We seek to add value to our customers’ major branded packaged goods products by providing product solutions across a range of food and beverage applications, as well as certain non-food product applications, that can ultimately benefit the consumer.

Market trends that we hope to benefit from include health and wellness lifestyle trends in the food area and growing demand for natural versus synthetic products.  Increased interest in bio-economy initiatives also may create opportunities for us, particularly in regard to our partially and totally degradable biopolymers.

As a component of our strategy, we have prioritized strengthening our overall operational capabilities and effectiveness through ongoing continuous improvement projects.  Simultaneously, we are boosting our efforts to place greater focus on research, development and innovation initiatives, sales and marketing activities, supply chain and business management and analytical processes, best in class customer service practices, and measures to realize greater savings and/or return on selling, general administrative and manufacturing expenses.   We continue to concentrate on specific, highly functional ingredient solutions for our customers.  We are concentrating our production and marketing efforts on supplying a core base of loyal customers with an array of high quality, premium ingredients that address nutritional, sensory and convenience issues and that can help build value while making more efficient use of our existing capacities.  We continue to step up our product innovation and commercialization efforts.

We continue to be a leading company in the food grade alcohol industry and pursue efforts to maintain highly efficient alcohol production operations.  Since early 2004, the majority of our Atchison distillery’s capacity has been dedicated to the production of high quality, high purity food grade alcohol for beverage and industrial applications.  It presently only produces a minimal amount of fuel alcohol as a co-product of our food grade production activities.  The majority of our former Pekin plant’s capacity for several years had been dedicated to the production of fuel grade alcohol.   The Pekin plant is now owned and operated by a joint venture, ICP, which produces food grade alcohol for beverage and industrial applications, which we purchase, and fuel grade alcohol, which SEACOR Energy, Inc. purchases, as elsewhere described.

We continued to experience generally favorable conditions in the food grade alcohol market in fiscal 2010, providing our customers with what we believe is among the highest quality, high purity alcohol in the world.  We have been in the food grade alcohol business since the Company’s founding in 1941.

As stated previously, biopolymers continue to represent an emerging part of our business.  Currently, we have two commercial products in the market. The first product comprises plant-based biopolymers in which a large percentage of petroleum-based plastic could be replaced with materials made from renewable sources, specifically wheat starch.  These biopolymers, which serve as bio-based alternatives to traditional plastics, may be utilized in a wide range of products, such as disposable cutlery, cosmetic cases and toy products.  The second product is a wood-based composite resin, which compounds wood and recycled plastic materials.  This product is used in the manufacture of deck boarding and other wood applications in which long-term durability is required.  These products are sold directly to producers of finished products. We are also continuing work on the development and commercialization of a fully bio-based, fully compostable resin.

PRODUCT SALES

The following table shows our sales from continuing operations by each class of similar products during the past two fiscal years ended June 30, 2010 and June 30, 2009, as well as such sales as a percent of total sales.

	PRODUCT GROUP SALES Fiscal Year Ended,
	June 30, 2010		June 30, 2009 (1)
	Amount	%	Amount	%
Ingredient Solutions: (2)
Specialty Proteins	$20,847	10.3%	$21,936	7.5%
Specialty Starches	27,978	13.9%	32,817	11.2%
Vital Wheat Gluten	1,825	0.9%	13,684	4.8%
Commodity Wheat Starch	9,065	4.5%	12,629	4.3%
Mill By-Products	—	0.0%	1,061	0.4%
Total Ingredients	$59,715	29.6%	$82,127	28.2%

Distillery Products: (3)
Food grade Alcohol	$118,578	58.7%	$124,199	42.6%
Fuel grade Alcohol	7,072	3.5%	47,445	16.2%
Distillers Grain and other Co-products	14,340	7.1%	33,060	11.3%
Total Distillery Products	$139,990	69.3%	$204,704	70.1%

Other Products: (4)	$2,266	1.1%	$4,981	1.7%
Net Sales	$201,971	100.0%	$291,812	100.0%

(1)                                  Fiscal 2009 sales have been corrected to include customer paid freight costs billed to customers.  For further discussion, see Note 1 Nature of Operations and Summary of Significant Accounting Policies in Item 8.

(2)                                  In October 2008, we shut down our Atchison wheat flour mill and began purchasing high quality flour for use as the principal raw material in our protein and starch production processes.  As a result, we quit selling Mill By-Products.  In November 2008, we discontinued producing protein and starch at our Pekin facility and consolidated production of value-added protein and starch products at our Atchison facility. These actions were driven by our planned reduction in the manufacturing and sales of commodity vital wheat gluten and significantly curtailed emphasis on the production and commercialization of commodity wheat starch.

(3)                                  In February 2009, we temporarily discontinued distillery operations at our Pekin facility. We now only produce minimal quantities of fuel grade alcohol as a co-product of our food grade alcohol production at our Atchison facility.  As a result, our production of distillers feed, a principal co-product of our alcohol production process, also has declined.  The table includes our sales of food grade alcohol acquired from ICP but does not otherwise reflect distillery product sales of ICP, which now operates our former Pekin plant.

(4)                                  Other products formerly included personal care products and pet products. We ceased production of personal care products in the third quarter of fiscal 2009 and sold our pet business in the first quarter of fiscal 2010.

Substantially all of our sales are made directly or through distributors to manufacturers and processors of finished packaged goods.  Sales to our customers purchasing food grade alcohol are made primarily on a spot, monthly, or quarterly basis with some annual contracts, depending on the customer’s needs and market conditions.  Sales of fuel grade alcohol are made on the spot market.  Contracts with distributors may be for multi-year terms with periodic review of pricing.  Contracts with ingredients customers are generally price and term agreements which are fixed for quarterly or six month periods, with very few agreements of twelve months duration or more.  During fiscal 2010, our five largest distillery products customers accounted for 24.2% of our consolidated revenues. Our five largest ingredients products customers combined accounted for 18.0% of our consolidated revenues in fiscal 2010.

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

Our specialty wheat starches are used primarily for food applications as an additive in a variety of food products to affect their nutritional profile, appearance, texture, tenderness, taste, palatability, cooking temperature, stability, viscosity, binding and freeze-thaw characteristics.  Important physical properties contributed by wheat starch include whiteness, clean flavor, viscosity and texture.  For example, our starches are used to improve the taste and mouth feel of cream puffs, éclairs, puddings, pie fillings, breadings and batters; to improve the size, symmetry and taste of angel food cakes; to alter the viscosity of soups, sauces and gravies; to improve the freeze-thaw stability and shelf life of fruit pies and other frozen foods; to improve moisture retention in microwavable foods; and to add stability and to improve spreadability in frostings, mixes, glazes and sugar coatings.  We also sell our specialty starches for a number of non-food applications, which include biopolymer products, and for use in the manufacture of adhesives, paper coatings, carbonless paper, and wall board.

Our wheat starches as a whole generally compete primarily with corn starch, which dominates the United States starch market.  However, the unique characteristics of our specialty wheat starches provide them with a number of advantages over corn and other starches for certain baking and other end uses.  Our principal competitors in the starch market are Cargill Incorporated (primarily corn and tapioca starch), National Starch and Chemical Corporation (corn starch), Manildra Milling Corporation (wheat starch), Penford Corporation (potato starch), Archer-Daniels-Midland Company (wheat and other grain starches) and various European companies.  Competition is based upon price, name, color and differing granular characteristics which affect the food product in which the starch is used.  Specialty wheat starches usually enjoy a price premium over corn starches and low grade wheat starches. Commodity wheat starch price fluctuations generally track the fluctuations in the corn starch market.  As we experienced in fiscal 2010, the specialty wheat starch market usually permits pricing consistent with costs which affect the industry in general, including increased grain costs.  However, this is not always the case; during fiscal 2006 and fiscal 2003, for example, increases in grain and fuel prices outpaced market price increases in the specialty wheat starch market.

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

Specialty Wheat Proteins.  We have developed a number of specialty wheat proteins for food and non-food applications. Specialty wheat proteins are derived from vital wheat gluten through a variety of proprietary processes which change its molecular structure.  Wheat proteins for food applications include products in the Arise®, Wheatex®, HWG 2009™ and FP™ series.  Our specialty wheat proteins generally compete with other ingredients and modified proteins having similar characteristics, primarily soy proteins and other wheat proteins, with competition being based on factors such as functionality, price and, in the case of food applications, flavor. Our principal competitors in the specialty proteins market are Archer-Daniels-Midland Company (wheat and other grain proteins), The Solae Company (soy), Manildra Milling (gluten and wheat proteins), and various European companies.  Although we are producing a number of our specialty wheat proteins on a commercial basis, some products are in the test marketing or development stage.

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

Vital Wheat Gluten.   Vital wheat gluten is a free-flowing light tan powder which contains approximately 75 to 80 percent protein.  When we process flour to derive starch, we also derive vital wheat gluten.  Vital wheat gluten is added by bakeries and food processors to baked goods, such as breads, and to pet foods, cereals, processed meats, fish and poultry to improve the nutritional content, texture, strength, shape and volume of the product.  The neutral flavor and color of wheat gluten also enhances, but does not change, the flavor and color of food.  The cohesiveness and elasticity of the gluten enables the dough in wheat and other high protein breads to rise and to support added ingredients, such as whole cracked grains, raisins and fibers.  This allows the baker to make an array of different breads by varying the gluten content of the dough.  Vital wheat gluten is also added to white breads, hot dog buns and hamburger buns to improve the strength and cohesiveness of the product.

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

DISTILLERY PRODUCTS SEGMENT

Our Atchison plant processes corn, mixed with the starch slurry from wheat starch and protein processing operations, into food grade alcohol and distillery co-products consisting of fuel grade alcohol and distillers feed.

Food grade alcohol consists of beverage alcohol and industrial food grade alcohol that are distilled to remove impurities.  Fuel grade alcohol, is grain alcohol that has been distilled to remove all water to yield 200 proof alcohol suitable for blending with gasoline.  In fiscal 2009, we decided to reduce our exposure to the fuel grade alcohol market and presently generate and sell only minimal amounts as a co-product of the food grade alcohol production process at our Atchison distillery.

In February 2009, we temporarily discontinued operations at our former Pekin facility.  Historically, the Pekin plant had been principally dedicated to the production of fuel grade alcohol; although shortly before the shutdown we had reduced fuel grade production and were making increased quantities of food grade alcohol at the plant.  On November 20, 2009, we completed a series of transactions whereby we contributed our former Pekin plant to a newly-formed company, ICP, and then sold 50% of the membership interest this company to ICP Holdings, an affiliate of SEACOR Energy Inc., for $15,000 cash ($13,951 net of closing costs). ICP reactivated distillery operations at the Pekin facility during the third quarter ended March 31, 2010. We purchase food grade alcohol products manufactured by ICP and SEACOR Energy Inc. purchases fuel grade alcohol products manufactured by it.

Food Grade Alcohol.  Since the reconstruction in 2004 of our Atchison distillery following an explosion that occurred approximately two years earlier, the majority of the distillery’s capacity has been dedicated to the production of high quality, high purity food grade alcohol for beverage and industrial applications.    The new state-of-the-art equipment that was installed during the reconstruction has resulted in improved alcohol production efficiencies at the Atchison plant.  During fiscal 2010, we generally operated at full production capacity for our food grade alcohol at the Atchison plant.

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

We believe that in terms of fiscal 2010 net sales, we are one of the three largest bulk sellers of food grade alcohol in the United States.  Our principal competitors in the beverage alcohol market are Grain Processing Corporation of Muscatine, Iowa and Archer-Daniels-Midland Company of Decatur, Illinois.

Much consolidation in the beverage alcohol industry has occurred at the customer level over the past two decades.  As these consolidations have come about, we have maintained a strong and steady presence in the market due to longstanding relationships with customers and our reputation for producing very high quality, high purity alcohol products.

We market food grade alcohol which is not sold as beverage alcohol as food-grade industrial alcohol.  We sell food-grade industrial alcohol for use as an ingredient in foods (e.g., vinegar and food flavorings), personal care products (e.g., hair sprays and deodorants), cleaning solutions, biocides, insecticides, fungicides, pharmaceuticals, and a variety of other products.  Although grain alcohol is chemically the same as petroleum-based or synthetic alcohol, certain customers prefer a natural grain-based alcohol.  We sell food-grade industrial alcohol in tank truck or rail car quantities direct to a number of industrial processors.

Historically, synthetic alcohol was a highly significant component of the food grade industrial alcohol market.  In recent years, however, the use of grain-based alcohol has exceeded synthetic alcohol in this market.  Our principal competitors in the grain-based food grade industrial alcohol market are Grain Processing Corporation of Muscatine, Iowa and Archer-Daniels-Midland Company of Decatur, Illinois.  Competition is based primarily upon price, service and quality factors.

Distillery Co-Products.

Fuel Grade Alcohol.  The bulk of fiscal 2010 sales of alcohol co-products consisted of fuel grade alcohol and distillers feed. Fuel grade alcohol is sold primarily for blending with gasoline to increase the octane and oxygen levels of the gasoline.  As an octane enhancer, fuel grade alcohol can serve as a substitute for lead and petroleum-based octane enhancers.  As an oxygenate, fuel grade alcohol has been used in gasoline to meet certain environmental regulations and laws relating to air quality by reducing carbon monoxide, hydrocarbon particulates and other toxic emissions generated from the burning of gasoline (“toxics”).  Because fuel grade alcohol is produced from grain, a renewable resource, it also provides a fuel alternative that tends to reduce the country’s dependence on foreign oil.

To encourage the production of fuel grade alcohol for use in gasoline, the Federal government and various states have enacted tax and other incentives designed to make fuel grade alcohol competitive with gasoline and gasoline additives.  Under the internal revenue code, and until the end of the 2010 calendar year, gasoline that has been blended with fuel grade alcohol provides sellers of the blend with certain credits or payments.  Until the end of 2008, these amounted to $0.51 per gallon of fuel grade alcohol with a proof of 190 or greater that is mixed with the gasoline; during 2009 and 2010, they amounted to $0.45 per gallon.  Although these benefits are not directly available to us, they were intended to permit us to sell our fuel grade alcohol at prices which generally are competitive with less expensive additives and gasoline.  Various initiatives have been proposed to extend the credit.  However, the outcome and/or extent of such proposals is uncertain.

At times in the past, there has been significant volatility in corn and fuel grade alcohol markets, making incremental fuel grade alcohol production decisions difficult.  In fiscal 2009, we were experiencing fuel grade alcohol prices below our production costs.  With industry capacity in excess of federal mandates, it did not seem likely to us that equilibrium would return to the fuel grade alcohol markets in the short term.  Accordingly, we determined to substantially reduce our production of this product and now only produce fuel grade alcohol as a co-product of our food grade alcohol business at our distillery in Atchison.  Although we retain some exposure to the volatility of the fuel alcohol market through our investment in ICP, we have an opportunity to participate when the economics of that market are good and we believe that the extent of our exposure to bad markets is significantly less than when we operated Pekin ourselves.

Major market participants in the fuel grade alcohol market include Poet Biorefining, Archer-Daniels-Midland Company and Valero Energy Corporation, which together account for approximately 31% of the total production capacity.  We and our joint venture, ICP, compete with other producers of fuel grade alcohol on the basis of price and delivery service.

Distillers Feed.  Distillers feed is principally derived from the residue of corn from alcohol processing operations.  The residue is dried and sold primarily to processors of animal feeds as a high protein additive.  We compete with other distillers of alcohol as well as a number of other producers of animal food additives in the sale of distillers feed.  In fiscal 2010, distillers feed prices were lower on average compared to the prior year due to reduced prices for corn, the basic raw material from which distillers feed is derived.   During fiscal 2009, prices for distillers feed were depressed relative to corn prices as a result of increased fuel alcohol capacity combined with decreased demand in the European Union due to the E.U.’s non-approval of several varieties of genetically modified corn commonly grown in the U.S.

OTHER SEGMENT

Our plant-based biopolymers and composite resins, which are produced from the further processing of certain of our wheat proteins and wheat starches (and other plant sources), can be used to produce a variety of eco-friendly products. We formerly manufactured plant-based resins for use primarily in pet treat applications.  Our production of the pet-related products was discontinued with the sale of our pet products business and Kansas City facility in August 2009. After giving effect to the sale, our principal products in our other segment consist of our MGPI Terratek® biopolymers and composite resins.   The MGPI Terratek® SC starch-based biopolymers are our environmentally-friendly biopolymers that can be molded to produce a variety of formed objects. Applications include disposable eating utensils, golf tees, food and feed containers and similar type vessels, as well as non-degradable hard plastic-like products.   We hold a license under U.S. Patent No. 5,321,064 expiring in 2011 that relates to these products.  We also produce MGPI Terratek® WC wood-based composite resins, which can be used in the manufacture of eco-friendly decking materials, furniture parts, toys and a number of other wood-like products.

PATENTS

We are involved in a number of patent-related activities.  We have filed patent applications to protect a range of inventions made in our expanding research and development efforts, including inventions relating to applications for our products.  Our most significant patents or patent licenses are described below.

In 2003, we licensed, on an exclusive basis, certain patented technology from The Kansas State University Research Foundation relating to U. S. Patent No. 5,855,946, which describes and claims processes for making food-grade starches resistant to alpha-amylase digestion, as well as products and uses for the resistant starches.  The license relates to products derived from plant-based starches and is a royalty-bearing, worldwide license whose term, subject to termination for material, uncured breaches or bankruptcy, extends until the patent rights expire in 2017.  Royalties generally are based on net sales.  The patent rights relate to the referenced U.S. patent and any corresponding foreign patent application, which has been filed in Australia.  Under the license, we can make, have made, use, import, offer for sale, and sell licensed products within the scope of a claim of the patent rights or which are sold for a use within the scope of the patent rights and may, with approval of the licensor, grant similar rights to sublicensees.  We produce and sell our resistant wheat starch under this patent.  We have granted National Starch and Chemical Investment Holding Corporation and certain of its affiliates a royalty bearing sublicense under the patent and related technology to make high amylose maize starch and to sell it anywhere except in the United States.  We have granted Cargill Incorporated a royalty bearing sublicense to use the patented process in the production of tapioca-based starches for use in food products.  We also have agreements with Cargill that would apply if we determined to use the patented process to make or have made starches derived from other plant sources (other than wheat or potato).

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

RESEARCH AND DEVELOPMENT

During the last three fiscal years, we have spent an aggregate of $5,500 on research and development activities, principally all in the ingredient solutions and other segments, as follows: 2010-$900; 2009-$1,400; and 2008-$3,200.

SEASONALITY

Our sales subsequent to 2002 have not been seasonal.

TRANSPORTATION

Our output is transported to customers by truck and rail transportation equipment, most of which is provided by common carriers.  We currently lease 343 rail cars, which may be dispatched on short notice.  ICP, our joint venture operation in Pekin, Illinois also has the ability to transport by barge from its site, with barge loading facilities on the Illinois River.

RAW MATERIALS

Our principal raw material is wheat flour, which is processed into our starches and proteins, and corn, which is processed into food grade alcohol, and distillery co-products consisting of fuel grade alcohol, and animal feed.  We purchase corn throughout the year from or through grain elevators.

Currently we purchase our corn requirements from a single elevator company. Our practice is to order corn for a month at a time.  We provide for our flour requirements through a supply contract with ConAgra Mills whose initial term, as amended, expires in October 2015.  The supply contract is automatically renewable for an additional term of 5 years unless either party gives at least 180 days written notice of termination. Pricing is based on a formula that contains several factors, including wheat futures prices, mill feed prices and freight costs.

Historically, the cost of grain has been subject to substantial fluctuations depending upon factors such as crop conditions, weather, government programs and purchases by foreign governments.  Variations in grain prices have had from time to time significant adverse effects on the results of our operations in cases where we cannot recoup the cost increase in our selling prices.  Fuel grade alcohol prices, which historically have tracked the cost of gasoline, do not usually adjust to rising grain costs.  It generally has been difficult for us to compensate for increases in grain costs through adjustments in prices charged for our vital wheat gluten due to subsidized European Union wheat gluten, whose traditionally lower prices are not affected by such costs.   We have taken steps to reduce the impact of cost fluctuations on our business,  primarily by ceasing and/or significantly reducing our production and marketing of lower and negative margin commodity type products such as gluten and fuel grade alcohol, but we may continue to be affected by  cost fluctuations to some degree.

Historically, we have engaged in the forward purchase of grain and in the purchase of commodity futures and options to hedge economic risks associated with fluctuating grain and grain products prices.   Under our current hedging program, we generally purchase commodity futures and options and contract for the future delivery of grain only to protect margins on contracted alcohol sales.  We intend to contract for the future delivery of flour only to protect margins on expected sales of ingredients products.  See Item 1A — Risk Factors and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Practices — Hedging Activities.  Also see Item 7A - Quantitative and Qualitative Disclosures About Market Risk.

ENERGY

Because energy comprises a major cost of operations, we seek to assure the availability of fuels at competitive prices.

We use natural gas to operate boilers that we use to make steam heat.  We procure natural gas for the Atchison plant in the open market from various suppliers.  We can purchase contracts for the delivery of natural gas in the future or can purchase future contracts on the exchange.  Depending on existing market conditions, at Atchison we have the ability to transport the gas through a gas pipeline owned by a wholly-owned subsidiary.  Historically, prices of natural gas have been higher in the late fall and winter months than during other periods.

We have a risk management program whereby, at pre-determined prices, we may purchase a portion of our natural gas requirements for future delivery.  However, we intend to enter contracts for future delivery only to protect margins on contracted alcohol sales and expected ingredients sales.

EMPLOYEES

As of June 30, 2010, we had a total of 193 employees of which 99 were covered by a collective bargaining agreement with one labor union.  This agreement, which expires on August 31, 2014, covers employees at the Atchison Plant.  As of June 30, 2009, we had 322 employees.

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

We are subject to extensive environmental regulations at the federal, state and local levels.  The regulations include the regulation of water usage, waste water discharge, disposal of hazardous wastes and emissions of volatile organic compounds, nitrogen oxides, sulfur dioxides, particulates and other substances into the air.  Under these regulations, we are required to obtain operating permits and to submit periodic reports to regulating agencies.  For the Atchison, Kansas plant, the air quality is regulated by both the U.S. Environmental Protection Agency (“USEPA”) and the Division of Environment of the Kansas Department of Health and Environment (the “KDHE”).  The KDHE regulates all air emissions.  We also were required to obtain a Class I air operating permit from the KDHE and must obtain KDHE approval to make plant alterations that could modify the emission levels.  The KDHE also regulates the discharge water quality at the Atchison plant.  This includes process water, non-contact water and storm water.  We monitor process water and non-contact water discharge on a daily basis and submit monthly reports to the KDHE documenting the test results from these water discharges.  The USEPA and KDHE also monitor hazardous waste disposal for the Atchison plant.  We also are required to submit annual reports pursuant to the Kansas and Federal Emergency Planning Community Right-to-Know Acts.  Local officials, such as the local emergency planning committee in the Atchison community, also receive copies of these annual reports.  We additionally file an Annual Emissions Report and a Toxic Release Inventory annually with the KDHE.  The Atchison facility is also required to submit periodic reports pursuant to the Federal Emergency Planning Community Right-to-Know Acts. We are working with the KDHE to renew our National Pollutant Discharge Elimination System (“NPDES”) permit for an extended period of up to five years.  This renewal permit requires the installation of our new distillery cooling water system referred to below at the Atchison plant.  This system will involve the installation of a new, state-of-the art process water cooling system to replace older equipment used to supply water for multiple components of the distillation process at our Atchison plant at an estimated cost of $8,500.  The new system is designed to meet KDHE Volatile Organic Compounds (“VOC”) emission standards, while also enhancing alcohol production efficiencies.

Similar environmental regulations apply to the operations of ICP, our joint venture in Pekin, Illinois.  Air quality at the Pekin plant is regulated by both the USEPA and the Illinois Environmental Protection Agency (the “IEPA”).  The IEPA regulates all air emissions.  The joint venture has permits to make certain emissions, and the IEPA has the right to do on-site testing to verify that emissions comply with these permits.  Also, the IEPA regulates waste water, cooling water and storm water discharge at the Pekin plant. The joint venture tests wastewater effluent quality twice each week and files monthly reports with the IEPA.  It also files an Annual Emissions Report and a Toxic Release Inventory annually with the IEPA.  Likewise, the Pekin facility is also required to submit periodic reports pursuant to the Federal Emergency Planning Community Right-to-Know Acts.

In January 2006 we entered a consent agreement with the KDHE resolving past allegations relating to permits, emissions levels and compliance with pollution regulations.  We agreed to pay a civil penalty and to undertake certain modifications to our Atchison facility over two and one-half years, including replacing a dryer, replacing or modifying our boilers and modifying certain emission controls.  We had previously installed the emission-controlled dryer in Atchison that we will use to process distillers feed at an estimated cost of $12,000.  During fiscal 2008 we made additional capital expenditures of $1,823 for new boiler burners and emission controls at the Atchison plant and made an additional $415 in expenditures during fiscal 2009 for such measures at this facility.

From September 16, 2008 until February 11, 2009, tests on our feed drying unit in Atchison indicated that it was not in compliance with the volatile organic compound emission limit established in the consent agreement entered in 2006.  Official compliance testing in February 2009 demonstrated the unit to be in compliance.  In November 2009, we entered an amendment to the consent agreement wherein the KDHE addressed our non-compliance with the emission limit and related testing, monitoring and permitting violations and assessed a civil penalty of $66.

During the second half of fiscal 2010, due to increased production activity we anticipated that we would exceed the emissions cap imposed by the KDHE in the 2006 consent and began negotiating a second amendment to the consent agreement with the KDHE.  The second amendment, which was approved by the KDHE in May 2010, requires us to complete the closed-loop, process cooling water system project described above, resulting in significant VOC reduction, in accordance with a scheduled timeline extending over an approximate seventeen month period which ends on September 30, 2011.  We have agreed to pay a $5 per month penalty for any month that we exceed the rolling 12-month emissions cap imposed in the consent agreement, as well as a $1 per day penalty for each day we fail to file monthly progress reports or exceed established completion dates for various stages of the project. The most recent results, compiled on August 25, 2010 show that we have not exceeded the emissions cap and therefore we have not been subject to related penalties.

JOINT VENTURES

Illinois Corn Processing, LLC. On November 20, 2009 we completed a series of related transactions pursuant to which we contributed our Pekin plant and certain maintenance and repair materials to a newly-formed company, Illinois Corn Processing, LLC (“ICP”), and then sold 50% of the membership interest in ICP to Illinois Corn Processing Holdings LLC (“ICP Holdings”), an affiliate of SEACOR Energy Inc., for proceeds of $15,000, less closing costs of $1,049.  ICP reactivated distillery operations at the Pekin facility during the third quarter of fiscal 2010. We purchase food grade alcohol products manufactured by ICP, and SEACOR Energy Inc. purchases fuel grade alochol products manufactured by ICP.

In connection with these transactions, we entered into various agreements with ICP and ICP Holdings, including a Contribution Agreement, an LLC Interest Purchase Agreement, a Limited Liability Company Agreement and a Marketing Agreement.

•                  Pursuant to the Contribution Agreement, we contributed the Pekin plant to ICP at an agreed value of $30,000, consisting of land and fixed assets valued at $29,063 and materials and supply inventory valued at $937.

•                  Under the LLC Interest Purchase Agreement, we sold ICP Holdings 50% of the membership interest in ICP for a purchase price of $15,000.  This agreement gives ICP Holdings the option to purchase up to an additional 20% of the membership interest in ICP at any time between the second and fifth anniversary of the closing date for a price equal to the percentage of such interests times the greater of (i) four times ICP’s trailing twelve months EBITDA or (ii) $40,000, adjusted for pro rata additional capital investment, as defined in the agreement (“Option Price”).

•                  Pursuant to the Limited Liability Company Agreement, each joint venture party initially has 50% of the voting and equity interests in ICP.  Control of day to day operations generally is retained by the members, acting by a majority in interest.  However, if either MGPI or SEACOR Energy is in default under its marketing agreement, referred to below, the other party (or ICP Holdings, in the case of a default by us) may assume sole control of ICP’s daily operations until the default is cured.  If ICP defaults for two consecutive months on its obligation to pay principal or interest on its loan from SEACOR Energy’s affiliate, ICP Holdings may assume control of ICP’s daily operations until it has positive EBITDA and is current on principal and interest payments.

The Limited Liability Company Agreement also provides for the creation of an advisory board consisting of three advisors appointed by us and three advisors appointed by ICP Holdings. If ICP Holdings exercises its purchase option described above, it will be entitled to appoint four advisors and we will be entitled to appoint two.

The Limited Liability Company Agreement generally provides for distributions to members to the extent of net cash flow, as defined, to provide for taxes attributable to allocations to them of tax items from ICP.  Any distributions of net cash flow in excess of taxes may be distributed at such time as the Board of Advisors determines.

The Limited Liability Company Agreement gives either member certain rights to shut down the plant if it operates at a loss.  Such rights are conditional in certain instances but absolute if EBITDA losses aggregate $1,500 over any three consecutive quarters or if ICP’s net working capital is less than $2,500.  ICP Holdings also has the right to shut down the plant if ICP is in default under its loan agreement for failure to pay principal or interest for two months.

The Limited Liability Company Agreement contains various buy/sell provisions and restrictions on the transfer of membership interests. These include buy/sell provisions relating to a member’s entire interest that may apply if the members are unable to agree on a material decision about ICP or that may be exercised by any member at any time after November 20, 2010.  If ICP is the offeror, prior to November 20, 2011 its proposed purchase price per percentage interest cannot be less than the Option Price.  Another provision would entitle us to a disproportionate distribution of the excess of the sales price over specified amounts if ICP is sold before November 20, 2012.

•                  Under the Marketing Agreement, ICP manufactures and supplies food grade and industrial-use alcohol products for us and we purchase, market and sell such products for a marketing fee.  The Marketing Agreement provides that we will share margin realized from the sale of the products under the agreement with ICP.

The Marketing Agreement has an initial term of one year but automatically renews for one year terms thereafter, subject to specified exceptions, including the following:  (i) there is an uncured breach by one of the parties, (ii) we give timely notice of termination, (iii) we cease to be a member of the joint venture, or (iv) the parties are unable to mutually agree to modifications to the Marketing Agreement that are proposed in good faith by one of the parties as necessary or desirable to further the purposes of the parties’ respective expectations of economic benefits to be derived under the Marketing Agreement and their interests in ICP.  For six months following expiration or termination of the Marketing Agreement, ICP will provide us with reasonable assistance to transition production of the products it makes for us to another producer that we designate.   SEACOR Energy Inc. has entered into a similar agreement with ICP with respect to the marketing of fuel grade alcohol.

An affiliate of SEACOR Energy, Inc. has provided funding to ICP through two loans secured by all of the assets of ICP, including the Pekin Plant. Among other matters, losses or working capital deficiencies that would entitle a member of ICP to shut down the plant are events of default under these loan agreements which, upon any requisite notice and/or lapse of time, would entitle the lender to exercise its remedies, including foreclosing on ICP’s assets and, in the case of the working capital deficiency or successive losses, enforcing the plant closure provisions in the Limited Liability Company Agreement referred to above. The loans are non-recourse to us.

D.M. Ingredients GmbH.  On July 2, 2007 we acquired a 50% interest in D.M. Ingredients, GmbH, a German joint venture company which produces certain MGPI specialty ingredients products through a toller for distribution in the European Union (E.U.) and elsewhere.  As of June 30, 2010 our total capital commitment to the joint venture is $750, of which we had contributed $571.

ITEM 1A.  RISK FACTORS

Our business is subject to certain risks and uncertainties.  The following identifies those which we consider to be most important:

RISKS THAT AFFECT OUR BUSINESS AS A WHOLE

An interruption of operations at our Atchison facility could negatively affect our business.

Following the cessation of our operations at our former Pekin plant (which is now owned by a 50% owned joint venture, ICP, the bulk of our Ingredient Solutions and food grade alcohol production takes place at our facility in Atchison.  An interruption in or loss of operations at this facility, or a strike by our unionized employees at this location, could reduce or postpone production of our products, which could have a material adverse effect on our business, results of operations and/or financial condition.  To the extent that our value-added products rely on unique or proprietary processes or techniques, replacing lost production by purchasing from outside suppliers becomes more difficult.

Our profitability is affected by the cost of natural gas and of grain and flour that we use in our business, the availability and cost of which are subject to weather and other factors beyond our control.  Our hedging strategy may not protect us from changes in prices of commodities and natural gas or translate to a competitive advantage in the marketplace.

Grain and flour costs are a significant portion of our costs of goods sold. Historically the cost of such raw materials has been subject to substantial fluctuations, depending upon a number of factors which affect commodity prices in general and over which we have no control.  These include crop conditions, weather, government programs and purchases by foreign governments. The price of natural gas, which comprised approximately 8 percent of our cost of goods sold in fiscal 2010 and 12 percent of our cost of goods sold in fiscal 2009, also fluctuates, based on anticipated changes in supply and demand, weather and the prices of alternative fuels.   Fluctuations in the price of commodities and natural gas can be sudden and volatile at times and have had, from time to time, significant adverse effects on the results of our operations.

Formerly, we engaged in the purchase of commodity and natural gas futures and options and in the forward purchases of grain and natural gas to hedge economic risks associated with fluctuating grain and natural gas prices.   We no longer engage in such activities based on expected use of our facilities, and now intend to purchase derivatives and enter contracts for future delivery only to protect margins on contracted alcohol sales and expected ingredients sales.   On the portion of purchases not hedged, management will attempt to recover higher commodity costs through higher sales prices, but market considerations may not always permit this.  Even where prices can be adjusted, there would likely be a lag between when we incur higher commodity or natural gas costs and when we might be able to increase prices.  To the extent we do not enter such derivative contracts or engage in forward purchases and are also unable to timely adjust the prices we charge under sales contracts, we may be adversely impacted by market fluctuations in the cost of grain and natural gas.

If ICP incurs losses, it could result in closure of its Pekin plant. This could result in increased costs and impairment losses for us.

ICP’s limited liability company agreement gives us and our joint venture partner, ICP Holdings, a subsidiary of Seacor Energy Inc., certain rights to shut down the Pekin plant if ICP operates at an EBITDA loss of $500 in any quarter.  Such rights are conditional in certain instances but are absolute if losses aggregate $1,500 over any three consecutive quarters or if ICP’s net working capital is less than $2,500. Losses of such nature are also events of default under ICP’s term loan and revolving credit agreements with its lender, an affiliate of SEACOR Energy, Inc., which, upon any requisite notice and/or lapse of time, would entitle the lender to impose a default rate of interest, foreclose on ICP’s assets and, in the case of the working capital deficiency or successive losses, enforce the closure provisions referred to above.  We believe that these provisions were not drafted with start up of operations in mind.   ICP experienced losses exceeding the $500 quarterly threshold amount in the quarter ending December 31, 2009 and the quarter ending March 31, 2010; however, it recouped a portion of these losses in the quarter ended June 30, 2010.   Neither we nor, to our knowledge, ICP Holdings presently intends to exercise termination rights as a result of ICP’s start-up losses, and ICP’s lender has waived the defaults resulting from the breaches of the covenant related to quarterly losses in excess of $500.  However, if future losses of the requisite magnitudes occur, either we, ICP Holdings or ICP’s lender may elect to exercise its rights under the applicable agreement.  In this event, we could be forced to purchase alcohol from third parties at unfavorable prices to satisfy contractual commitments to our customers.  We also might incur impairment losses with respect to our remaining investment in ICP if the plant were closed and/or ICP’s lender accelerated its debt and foreclosed on its collateral.

We have incurred impairment and restructuring losses in the past and may suffer such losses in the future.

We review long-lived assets for impairment at year end or if events or circumstances indicate that usage may be limited and carrying values may not be recoverable. Should events indicate the assets cannot be used as planned, the realization from alternative uses or disposal is compared to their carrying value. If an impairment loss is measured, this estimate is recognized. Considerable judgment is used in these measurements, and a change in the assumptions could result in a different determination of impairment loss and/or the amount of any impairment. See Item 7. Managements’ Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates.

The markets for our products are very competitive, and our results could be adversely affected if we do not compete effectively.

The markets for products in which we participate are very competitive. Our principal competitors in these markets have substantial financial, marketing, and other resources, and several are much larger enterprises than us. Competition is based on such factors as product innovation, product characteristics, product quality, price, color and name.  If market conditions make our specialty ingredients too expensive for use in consumer goods, our revenues could be affected.  If our large competitors were to decrease their pricing, we could choose to do the same, which could adversely affect our margins and profitability.   If we did not do the same, our revenues could be adversely affected due to the potential loss of sales or market share. Our revenue growth could also be adversely impacted if we are not successful in developing new ingredients products for our customers or through new product introductions by our competitors.  In addition, more stringent new customer demands may require us to make internal investments to achieve or sustain competitive advantage and meet customer expectations.

If we lose certain key personnel, we may not be successful.

We rely on the continued services of key personnel involved in management, finance, product development, sales, manufacturing and distribution, and, in particular, upon the efforts and abilities of our executive management team.  The loss of service of any of the members of our executive management team could have a material adverse effect on our business, financial condition and results of operations.  A loss of our CEO could result in the acceleration of the debt under our credit facility.  We do have key personnel life insurance covering two key executives, but this may not ensure avoidance of loss in that circumstance.

Covenants and other provisions in our credit facility could hinder our ability to operate.  Our failure to comply with covenants in our credit facility could result in the acceleration of the debt extended under such facility, limit our liquidity and trigger other rights.

Our credit agreement with Wells Fargo Bank, National Association contains a number of financial and other covenants, including provisions that require us to meet certain financial tests and that may limit or restrict our ability to:

•                                          incur additional indebtedness;

•                                          pay dividends to stockholders or purchase stock;

•                                          make investments;

•                                          dispose of assets;

•                                          make needed capital expenditures;

•                                          create liens on our assets; or

•                                          merge or consolidate.

These covenants may hinder our ability to operate and could reduce our profitability, and a breach of any of these covenants or requirements could result in a default under our credit agreement.  Specific covenants require us to meet specified monthly, cumulative net income requirements, and require us to meet, as of fiscal year end, a minimum debt service coverage ratio.  See Managements Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Resources — Financial Covenants.

In addition, our credit agreement permits the lender to modify or reduce the borrowing base at its sole (but reasonable) discretion and to accelerate our debt if an over-advance results.  Any modification to reduce our borrowing base or termination of our credit agreement would negatively impact our overall liquidity and may require us to take other actions to preserve any remaining liquidity.   Although we anticipate that we will be able to meet the covenants in our credit agreement, there can be no assurance that we will do so, as there are a number of external factors that affect our operations, such as commodity prices, over which we have little or no control.    If we default on any of our covenants, and if such default is not cured or waived, Wells Fargo could, among other remedies, terminate its commitment to lend and/or accelerate any outstanding debt and declare that such debt is immediately due and payable.  If Wells Fargo were to terminate our credit, or materially change our borrowing base, we may not have sufficient funds available for us to operate.  If it were to accelerate our debt, we might be unable to repay such debt immediately and might not be able to borrow sufficient funds to refinance.  Even if new financing were available, it may not be on terms that are acceptable to us.  Acceleration could result in foreclosure on assets that we have pledged to Wells Fargo.  Further, certain of our other secured debt instruments contain cross default provisions, such that an event of default under our credit agreement with Wells Fargo may result in an event of default under these other debt instruments.  If our lenders were to terminate our credit or accelerate our debt, or if Wells Fargo were to materially change our borrowing base, we might not have sufficient funds to operate.

We may require significant cash flow to make needed capital expenditures, and our ability to make such expenditures could be limited.

Over the course of the next few years we may need to make substantial capital expenditures.  See — Item 1. Business of the Company - Regulation and Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Cash Flow Information — Investing Cash Flows.  During fiscal year 2011 for example, we intend to spend the majority of the capital required by the process water cooling system project elsewhere described.  Although Wells Fargo has granted an exemption from capital expenditure limitations under our credit facility for this project, we are still limited by the size of the line and must continue to meet our other covenants.  We may require additional long-term financing to meet certain of our capital expenditure requirements, but have not determined the amount, type or source of such financing.  Our credit facility generally prohibits new debt from other lenders and limits the amount of capital expenditures which we can make annually.  We would require the consent of Wells Fargo Bank to incur new debt and also may require the consent of Wells Fargo Bank to make other such needed expenditures.  We cannot provide assurances that we will be able to obtain such consent or arrange such financing on favorable terms, if at all.

We are subject to extensive regulation, and compliance with existing or future laws and regulations, including those relating to greenhouse gases and climate change, may require us to incur substantial expenditures or require us to make product recalls.

We are subject to a broad range of federal, state, local and foreign laws and regulations intended to protect public health and the environment.  Our operations are also subject to regulation by various federal agencies, including the Alcohol and Tobacco Tax Trade Bureau, the Occupational Safety and Health Administration, the Food and Drug Administration and the Environmental Protection Agency, and by various state and local authorities.  Such regulations cover virtually every aspect of our operations, including production facilities, marketing, pricing, labeling, packaging, advertising, water usage, waste water discharge, disposal of hazardous wastes and emissions and other matters.  Violations of any of these laws and regulations may result in administrative, civil or criminal penalties being levied against us, revocation or modification of permits, performance of environmental investigatory or remedial activities, voluntary or involuntary product recalls, or a cease and desist order against operations that are not in compliance.  These laws and regulations may change in the future and we may incur material costs in our efforts to comply with current or future laws and regulations or to effect any product recalls.  These matters may have a material adverse effect on our business.  See Item 1. Business-Regulation, where we discuss certain environmental proceedings in which governmental agencies sought fines from us and required significant capital expenditures.

Our facility and our joint venture’s facility currently produce fuel grade alcohol as a by-product and emit carbon dioxide into the atmosphere as a by-product of the fermentation process. In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. On February 3, 2010, the EPA released its final regulations on the Renewable Fuel Standard program (RFS2).  We believe these final regulations grandfather both facilities at their current operating capacity for fuel grade alcohol, but plant expansion would need to meet a 20% threshold reduction in greenhouse gas emissions from a 2005 baseline measurement to produce fuel grade alcohol eligible for the RFS2 mandate.  Additionally, legislation is pending in Congress on a comprehensive carbon dioxide regulatory scheme, such as a carbon tax or cap-and-trade system. We may be required to install carbon dioxide mitigation equipment or take other steps unknown to us at this time in order to comply with other future laws or regulations. Compliance with future laws or regulations relating to emission of carbon dioxide could be costly and may require additional working capital, which may not be available, preventing us and our joint venture from operating our plants as originally designed, which may have a material adverse impact on our respective operations, cash flows and financial position.

RISKS SPECIFIC TO OUR DISTILLERY PRODUCTS SEGMENT

Volatile corn prices affect our profitability.

A portion of our operating income is dependent on the spreads between alcohol and corn prices.  We intend to protect the margins on our alcohol contracts, but may not always be able to do so.  If we are not successful in protecting our margins through hedging activities, volatility in corn prices could affect our profitability.

The relationship between the price we pay for corn and the sales prices of our distillery co-products can fluctuate significantly and affect our results of operations.

Dried grain, or distillers feed, and fuel grade alcohol are the principal co-products of our alcohol production process and can contribute in varying degrees to the profitability of our distillery products segment.  We sell fuel grade alcohol, the prices for which typically, but not always, have tracked price fluctuations in gasoline prices.  Distillers feed is sold for prices which historically have tracked the price of corn.  In fiscal 2009 and 2008, however, the value of these co-products lagged behind the significant and rapid increase in corn prices.  In regard to distillers feed, we believe that, in part, this resulted from decreased demand in the E.U. due to the E.U.’s non-approval of several varieties of genetically modified corn commonly grown in the U.S. Further, certain of our co-products compete with similar products made from other plant feedstocks whose cost may not have risen in unison with corn prices.  As a result, the profitability of these products to us could be affected.

Although we have reduced our own production of fuel grade alcohol, we continue to have some exposure to fuel grade alcohol market price fluctuations through our ICP joint venture.

Because of the continued erosion of the fuel alcohol markets, in the prior fiscal year we determined to substantially reduce our production of fuel alcohol and temporarily ceased production at our former Pekin facility.  Subsequently, after exploring our strategic options with respect to this facility, we contributed the facility to ICP and sold a 50% interest in ICP to ICP Holdings. We purchase food grade and industrial use alcohol products from ICP and market and sell such products, and SEACOR Energy, Inc. has a similar arrangement with respect to fuel grade alcohol.   Although we have reduced our exposure to the volatility of the fuel grade alcohol business through this arrangement, because we share in the profits and losses of ICP, we retain some exposure to such volatility.

RISKS SPECIFIC TO OUR INGREDIENT SOLUTIONS SEGMENT

Business Strategy Risks

Our business strategy for our ingredient solutions segment includes focusing our efforts on the sale of specialty proteins and starches to targeted domestic consumer packaged goods customers.  Our food ingredients receiving major focus and which are primarily used in foods that are developed to address consumers’ desire for healthier and more convenient products consist of dietary fiber, wheat protein isolates and concentrates, and textured wheat proteins   The bulk of our applications technology and research and development efforts are dedicated to providing customers with specialty ingredient solutions that deliver nutritional benefits, as well as desired functional and sensory qualities to their products.  Our business could be adversly affected if our customers were to determine to reduce their new product development (NPD) activities or ceased using our unique dietary fibers, starches and proteins in their NPD efforts. In addition, our sales growth opportunities could be at risk in these areas if consumers abandon or significantly limit their interest in healthier foods, abandon or limit their interest in convenience foods, and/or adopt a widespread aversion to foods containing wheat gluten.

The contracted production of our Wheatex® product ends in August 2012, and our continued production and sales of this product depend on extending the contract or finding an economical production alternative.

When we sold our Pet Products business and Kansas City, Kansas plant, we leased a portion of the plant from the purchaser and contracted with the purchaser to manufacture Wheatex® using certain production equipment which we retained.  The term of these arrangements expire in August 2012.  Our continued profitable commercialization of this product will require us to either extend our arrangement with the purchaser on terms comparable to those we have at present, identify an alternative source of production or produce the product in house.  There can be no assurance that we will be able to extend our arrangement on comparable terms or that we will be able to identify an alternative source of production.  Moving the equipment to another location may require significant expenditures, and our ability to make the necessary expenditures to move the equipment and produce this product in house may be limited by provisions in our credit facility.  See “We may require significant cash flow to make needed capital expenditures, and our ability to make such expenditures could be limited.”

RISKS SPECIFIC TO OUR OTHER SEGMENT

Our plant-based biopolymers and wood-based composite resins may not prove to be profitable or commercially scalable.

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

The trading volume in our common stock fluctuates, and depending on market conditions, the sale of a substantial number of shares in the public market could depress the price of our stock and make it difficult for stockholders to sell their shares.

Our common stock is listed on the NASDAQ Stock Market.  Our public float at June 30, 2010 was approximately 11,630,694 shares, as approximately 5,888,920 shares are held by affiliates.  Over the twelve months ended June 30, 2010, our daily trading volume as reported to us by NASDAQ has fluctuated from 3,100 to 504,724 shares (excluding block trades).  When trading volumes are relatively light, significant price changes can occur even when a relatively small number of shares are being traded and an investor’s ability to quickly sell quantities of stock may be affected.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

We own or lease the following principal plants, warehouses and office facilities:

Location	Purpose	Owned or Leased	Plant Area (in sq. ft.)	Tract Area (in acres)

Atchison, Kansas	Grain processing, distillery, warehousing, and research and quality control laboratories (Distillery Products and Ingredient Solutions)	Owned	494,640	26

	Principal executive office building (Corporate)	Leased	18,000	1

	Technical Innovation Center (Ingredient Solutions, Distillery Products and Other))	Leased	19,600	1

Kansas City, Kansas	Specialty proteins (Ingredient Solutions)	Leased	27,400	N/A

Onaga, Kansas	Production of plant-based polymers and wood composites (Other)	Owned	23,040	3

Our 50% owned joint venture subsidiary, ICP, owns the following facility.

Pekin, Illinois	Distillery, warehousing and quality control laboratories (Distillery Products)	Owned	462,926	49

The foregoing facilities are generally in good operating condition, and are generally suitable for the business activity conducted therein.  We operated our Atchison distillery operations at full capacity during much of fiscal 2010. We have existing manufacturing capacity to grow our ingredients business at our Atchison plant if the market for our ingredients business improves.   Our former Pekin distillery operation, which we shut down in February 2009, is now owned by ICP.  This plant was reactivated in the third quarter of fiscal 2010 and was operating at approximately 75% of capacity at fiscal year end.

We formerly owned an 83,200 square foot facility in Kansas City, Kansas, but sold it on August 21, 2009.  We are now leasing a portion of that facility for three years ending in August 2012.  We have equipment used for the production of our Wheatex® line of products at this location, which is operated by a third party under a toll manufacturing agreement with us.

All of the other production facilities that we or ICP utilize are owned, and all of our owned properties are subject to mortgages in favor of one or more of our lenders.  The executive offices and technical innovation center in Atchison are leased from the City of Atchison pursuant to an industrial revenue bond financing. Our leasehold interest in these properties is subject to a leasehold mortgage.  We also own or lease transportation equipment and facilities and a gas pipeline described under Business — Transportation and Energy.  Our loan agreements contain covenants that limit our ability to pledge our facilities to others.

ITEM 3.  LEGAL PROCEEDINGS

In 2006, we entered a Consent Agreement with the Kansas Department of Health and Environment (KDHE) which, among other matters, imposed a source-wide, rolling 12-month volatile organic compounds (VOC) emissions cap on our Atchison facility.  We anticipated that it would exceed this cap during the fourth quarter of fiscal 2010 and negotiated a second amendment to the Consent Agreement with the KDHE. (A prior amendment addressed an earlier instance of noncompliance with the emission limit and related testing, monitoring and permitting violations and assessed a civil penalty of $66 against us).  The second amendment requires us to complete a closed-loop, process cooling water system project, resulting in significant VOC reduction, in accordance with a scheduled timeline extending over an approximate seventeen month period which ends on September 30, 2011.  In addition, we agreed to a $5 per month penalty for any month that we exceed the rolling 12-month cap, as well as a $1 per day penalty for each day we exceed established completion dates for various stages of the project. We have commenced an $8,500 capital project that will involve the installation of a new system designed to meet KDHE VOC emission standards.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

Our Executive Officers are as follows:

Name	Age	Position

Timothy W. Newkirk	42	President and Chief Executive Officer

Don Tracy	53	Vice President, Finance and Chief Financial Officer

Donald G. Coffey, Ph.D.	55	Executive Vice President, Sales and Marketing and Research, Development and Innovation

Clodualdo “Ody” Maningat, Ph.D.	55	Vice President, Application Technology and Technical Services

Marta L. Myers	50	Corporate Secretary and Executive Assistant to the President and Board Chairman

Steven J. Pickman	57	Vice President, Corporate Relations and Marketing Services

David E. Rindom	55	Vice President, Human Resources

Randy M. Schrick	60	Vice President, Engineering of MGP Ingredients, Inc. and President of ICP

Mr. Newkirk has served as President and Chief Executive Officer since March, 2008.  He previously had been President and Chief Operating Officer since October, 2006 and Vice President of Operations and Chief Operating Officer since April, 2006.  He first joined the Company in 1991, serving initially as a distillery shift manager and later as a process engineer, project engineer and quality control manager at the Atchison, Kansas plant.  He became manager of the Company’s Pekin, Illinois plant in 1997.  From 2000 to 2002, he was Vice President of Operations for the former High Plains Corporation, a fuel grade alcohol production company located in Wichita, Kansas.  He became Vice President of Global Operations for Abengoa Bioenergy S.L. following that company’s acquisition of High Plains in January, 2002.  He then served as Chief Operating Officer of Abengoa Bioenergy Corporation from August, 2003 until his return to MGP Ingredients as Director of Operations in 2005.

Mr. Tracy has served as Vice President of Finance and Chief Financial Officer of MGP Ingredients, Inc. since November 2009. From 2007 until joining the Company, he served as Chief Financial Officer at Emery Oleochemicals, a global chemical manufacturer, and was based in Cincinnati.  Prior to his position at Emery Oleochemicals, Mr. Tracy served as Chief Financial Officer at Briggs Industries, a worldwide manufacturer and distributor of kitchen and bath fixtures, at the company’s U.S. headquarters in Charleston, South Carolina, from 2005 to 2007.  Before that, he spent four years with the Tenaris Corp., a global producer of steel tubes, where he began as Director of Financial Projects and subsequently was promoted to Chief Financial Officer of Tenaris, North America. Mr. Tracy’s previous experience included serving as Senior Vice President of the process improvement group of National City Corporation, Cleveland, from 1999 to 2001; as a consultant at two large consulting firms from 1993 through 1998; and various positions with the Procter & Gamble Company from 1983 to 1992.  From 1979 to 1981, he served as an Auditor with Deloitte & Touche.

Dr. Coffey has served as Executive Vice President of Sales and Marketing, as well as Research, Development and Innovation since June 2009.   Prior to that, he had been Executive Vice President of the Company’s Ingredient Solutions segment since November 2008.  He joined the Company as Vice President of Innovation in July 2007.  He previously spent 22 years in commercialization and research positions with the Dow Chemical Co.  For 12 years beginning in 1985, he worked in the commercial and research operations of the METHOCEL business, a global business unit within Dow’s Special Chemical Group that manufactures cellulose derivatives for a variety of food and non-food applications.  He was later promoted to General Manager of Dow Food Stabilizers with responsibilities for global sales, marketing and research.

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

Mr. Pickman joined the Company in 1985.  He has served as Vice President, Corporate Relations and Marketing Services since June 2000.  Previously, he was Executive Director of Corporate Relations from 1999 to June 2000 and prior to that Corporate Director of Public and Investor Relations.  Between 1985 and 1989 he served as the Director of Public Relations and Marketing Administration for the Company’s former subsidiary, McCormick Distilling Company, Weston, Missouri, and for six years prior to that was Director of Public Relations at Benedictine College, Atchison.

Mr. Rindom joined the Company in 1980.  He has served as Vice President, Human Resources since June 2000.  He was Corporate Director of Human Relations from 1992 to June 2000, Personnel Director from 1988 to 1992, and Assistant Personnel Director from 1984 to 1988.

Mr. Schrick has served as President of Illinois Corn Processing, LLC, since November 2009.  He also has been Vice President of Engineering for MGP Ingredients since June 2009.  He previously had served as Corporate Director of Distillery Products Manufacturing from June 2008 to June 2009 and as Vice President, Manufacturing and Engineering from July 2002 to June 2008.  He served as Vice President - Operations from 1992 until July 2002.  From 1984 to 1992, he served as Vice President and General Manager of the Pekin plant.  From 1982 to 1984, he was the Plant Manager of the Pekin Plant subsequent to joining the Company in 1973.  Prior to 1982, he was Production Manager at the Atchison plant.  He was a Director of the Company from 1987 to 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

TRADING MARKET

Our Common Stock is traded on the NASDAQ Global Select Market.  Our trading symbol is MGPI.

HISTORICAL STOCK PRICES

The table below reflects the high and low closing prices of our Common Stock for each quarter of fiscal 2010 and 2009:

		Sales Price
		High	Low
2010
	First Quarter	$4.39	$2.29
	Second Quarter	9.62	3.91
	Third Quarter	7.78	6.36
	Fourth Quarter	8.62	5.75
2009
	First Quarter	$6.35	$2.84
	Second Quarter	2.91	0.60
	Third Quarter	0.96	0.50
	Fourth Quarter	3.10	0.80

RECORD HOLDERS

At August 31, 2010, there were approximately 650 holders of record of our Common Stock.  We believe that the Common Stock is held by approximately 5,110  beneficial owners.

TRADING VOLUMES

According to reports received from the NASDAQ, the average daily trading volume of our common stock (excluding block trades) ranged from 3,100 to 504,724 shares during the fiscal year ended June 30, 2010.

DIVIDENDS

Our Credit Agreement with Wells Fargo Bank, National Association restricts our ability to pay cash dividends or make other distributions with respect to our stock.  We  may pay dividends only if (i) no default under the Credit Agreement has occurred or would occur as a result of the dividend, (ii) we have  had Average Excess Availability of not less than $10,000 for the 60 day period prior to such dividend, (iii) after giving effect to such dividend, we  have Average Excess Availability of not less than $5,000 and (iv) on the date of such dividend, we  have no accounts payable which remain unpaid more than thirty (30) days after the invoice date. “Average Excess Availability” generally means, as of any date of determination by lender, the average of the amount available for borrowing under the Credit Agreement, assuming, for purposes of calculation, that all accounts payable which remain unpaid more than sixty (60) days after the invoice date thereof as the close of business on such date are treated as additional advances outstanding on such date.

Subject to the restrictions in our Credit Agreement, any dividends will be paid at the discretion of the Board of Directors, which will consider various factors, including our operating results and cash requirements, in making any decision regarding dividends.  We did not pay dividends in Fiscal 2009 or 2010.  However, on August 26, 2010, the Board of Directors declared a five (5) cent dividend per share of common stock, payable October 6, 2010 to holders of record on September 15, 2010.

PURCHASES OF EQUITY SECURITIES BY ISSUER

We did not repurchase any shares of our stock during the year ended June 30, 2010.

ITEM 6. SELECTED FINANCIAL DATA (Dollars in thousands except per share amounts)

The selected financial data below (in thousands, expect per share amounts) should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of this form 10-K as well as the consolidated financial statements and the related notes.

Fiscal Year (1) (2) (3) (4)(5)(6)(7)	2010	2009	2008	2007	2006

Statement of Operations Data:

Net sales	$201,971	$291,812	$412,473	$382,306	$335,215
Cost of sales	171,427	325,914	408,242	335,033	289,236
Gross profit (loss)	30,544	(34,102)	4,231	47,273	45,979

Selling, general and administrative expenses	20,708	21,401	24,235	20,319	23,811
Other operating costs	2,018	4,694	—	—	—
Write-off of assets	—	—	1,546	—	—
Impairment of long-lived assets	—	10,282	8,100	—	—
Severance and early retirement costs	—	3,288	—	—	—
Loss on joint venture formation	2,294	—	—	—	—
Gain on sale of assets	(1,731)	—	—	—	—
Other restructuring costs	—	5,241	—	—	—
Income (loss) from operations	7,255	(79,008)	(29,650)	26,954	22,168
Other income, net	645	112	515	1,490	137
Gain on settlement of litigation, net of related expenses	—	—	7,046	—	—
Interest expense	(1,757)	(2,901)	(1,490)	(964)	(1,482)
Equity in loss	(2,173)	(114)	(14)	—	—
Income (loss) before income taxes	3,970	(81,911)	(23,593)	27,480	20,823

Provision (benefit) for income taxes	(4,768)	(12,788)	(11,851)	9,914	6,963
Net income (loss)	$8,738	$(69,123)	$(11,742)	$17,566	$13,860

Basic earnings per common share	$0.52	$(4.17)	$(0.71)	$1.07	$0.86
Diluted earnings per common share	$0.51	$(4.17)	$(0.70)	$1.04	$0.83
Weighted average basic common shares outstanding	16,655	16,585	16,531	16,428	16,106
Weighted average diluted common shares outstanding	17,082	16,585	16,805	16,913	16,762
Cash dividends per common share	$—	$—	$0.25	$0.30	$0.15
Balance Sheet Data:
Working capital	$25,142	$31,242	$51,127	$53,371	$51,063
Total assets	121,137	145,132	223,068	221,121	202,594
Long-term debt, less current maturities	2,082	9,632	1,301	8,940	12,355
Stockholders’ equity	72,784	63,884	136,874	154,778	136,099
Book value per share	$4.37	$3.85	$8.28	$9.42	$8.45

(1)          Net sales and cost of sales for fiscal years 2006, 2007, 2008 and 2009 have been corrected to include customer paid freights costs billed to customers.  For further discussion, see Note 1 Nature of Operations and Summary of Significant Accounting Policies set forth in Item 8.

(2)          Fiscal year 2006 started on July 1 and ended June 30.  On June 8, 2006 the Board of Directors amended the Company’s Bylaws to effect a change in the fiscal year from a fiscal year ending June 30 to a 52/53 week fiscal year.  As a result of this change, fiscal 2007 ended on July 1, 2007.  On March 6, 2008, the Board of Directors amended the Company’s bylaws to effect a change in the fiscal year so that it would again end on June 30 each year.

(3)          Amounts for fiscal year 2008 include a write-off of assets of $1,546, a write-down of inventory of $1,300 and a loss on the impairment of assets of $8,100, partially offset by a gain on the settlement of litigation of $7,000 and the removal of a $3,000 state tax valuation allowance ($2,000 net of taxes).

(4)          Amounts for fiscal year 2009 include a non-cash loss on the impairment of assets of $10,282, severance and early retirement costs of $3,288, other restructuring costs of $5,241 and other operating costs related to our closed Pekin, Illinois plant of $4,694.  For further discussion, see Note 9 Restructuring Costs and Loss on Impairment of Assets set forth in Item 8, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Fiscal 2010 Compared to Fiscal 2009 — Cost of Sales.

(5)          Amounts for fiscal year 2010 include the impact of a correcting entry related to certain accounts payable recorded prior to fiscal 2010 that had been either duplicated or otherwise erroneously recorded.  The impact of the correcting adjustment increased reported pretax income by approximately $1,351.  Cost of sales was decreased by $733 and other income increased by $618.  For further discussion, see Note1 Nature of Operations and Summary of Significant Accounting Policies set forth in Item 8.

(6)          Amounts for fiscal year 2010 include a $2,294 charge related to the loss on joint venture formation. For further discussion, see Note 1 (Nature of Operations and Summary of Significant Accounting Policies) and Note 3 (Investment in Joint Ventures) set forth in Item 8, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Fiscal 2010 Compared to Fiscal 2009 - Loss on Joint Venture Formation.

(7)          Amounts for fiscal year 2010 include the impact of a tax law change that resulted in an income tax benefit of approximately $4,700.  For further discussion, see Note 9 Income Taxes and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Fiscal 2010 Compared to Fiscal 2009 —  Income Taxes.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands except per-share amounts)

GENERAL

We produce certain ingredients and distillery products and have three reportable segments: an ingredient solutions segment, a distillery products segment and an other segment.  Substantially all of our sales are made directly or through distributors to manufacturers and processors of finished goods.  Sales to our customers purchasing food grade alcohol are made primarily on a spot, monthly or quarterly basis, with some annual contracts, depending on the customer’s needs and market conditions.  Sales of fuel grade alcohol are made on the spot market.  Contracts with distributors may be for multi-year terms with periodic review of pricing.  Contracts with ingredients customers are generally price and term agreements which are fixed for quarterly or six month periods, with very few agreements of twelve months duration or more.

Since the first quarter of fiscal 2009, we have made significant changes to our operations to improve our profitability.  We have refocused our business on the production of value-added ingredients and distillery products.  We have realigned our production efforts and taken steps to reduce excess inventories.  With our temporary ceasing of alcohol production at our Pekin facility in the third quarter of fiscal 2009 and its subsequent inclusion in a joint venture, we are selling reduced quantities of fuel grade alcohol as a co-product.  Sales of distillers feed also have decreased.  With the shutdown of our flour mill in Atchison in the second quarter of fiscal 2009, we no longer sell mill feeds.  We also ceased commodity starch and gluten production at our Pekin plant in the second quarter of fiscal 2009 and exited the personal care market in the third quarter of fiscal 2009.  In the first quarter of fiscal 2010, we sold our Kansas City, Kansas facility and pet-related business assets,   As a result of these actions, revenues across all segments have declined from historic levels; however, we experienced an improvement in our profit performance, primarily due to our improved sales mix of value-added products, lower costs of raw materials and natural gas, and lower costs from restructuring.

During the year ended June 30, 2009, we incurred impairment and restructuring costs, aggregating $18,811.  Products remaining within the ingredient solutions segment consist of starches, including specialty wheat starch and commodity wheat starch, and proteins, including specialty wheat proteins and commodity wheat gluten.  Commodity wheat starch and commodity wheat gluten are being produced on a limited basis consistent with our new focus on the production of value-added ingredients and distillery products.  Distillery products consist of food grade alcohol, including beverage alcohol and industrial-use alcohol, and fuel grade alcohol and distillers feed, which are co-products of our distillery operations.  Products in our other segment consist of plant-based biopolymers and wood-based composite resins.

In recent years, market economics for fuel grade alcohol have been volatile, and in the first calendar quarter of 2009 year we temporarily closed our Pekin plant.  After exploring our strategic alternatives with respect to the plant, in November 2009 we completed a series of related transactions pursuant to which we contributed our Pekin plant to a newly-formed company, ICP, and then sold 50 percent of the membership interest in ICP to ICP Holdings, an affiliate of SEACOR Energy Inc., for $15,000 ($13,951 net of closing costs).  ICP owns and operates the facility.  Under separate marketing agreements, we purchase beverage food grade alcohol products manufactured by ICP, and SEACOR Energy Inc. purchases fuel grade alcohol products manufactured by ICP.  These marketing agreements provide that we and ICP Holdings will share margin realized from the sale of the products with ICP. Through June 30, 2010 we paid higher prices than we expect to pay in future periods primarily due to lower than expected output during start-up of operations at ICP.

By entering the joint venture arrangement with ICP Holdings, we recovered a portion of our investment in the Pekin plant and enhanced our ability to supply our food grade alcohol customers with quality product. Although we retain some exposure to the volatility of the fuel grade alcohol market through our investment in ICP, we have an opportunity to participate when the economics of that market are good, and we believe that the extent of our exposure to bad markets is significantly less than when we operated Pekin ourselves.  Further, we have the ability, through the termination provisions in the ICP limited liability company agreement, to limit our operating losses by causing ICP to shut down the plant if losses reach specified amounts.

Our principal raw materials are corn and flour.  Flour is processed into all of our products, and corn is processed into alcohol and animal feed.  The cost of raw materials is subject to substantial fluctuations depending upon a number of factors which affect commodity prices in general, including crop conditions, weather, government programs and purchases by foreign governments.  During fiscal 2010, the market prices for grain decreased substantially from fiscal 2009, whereas during fiscal 2009, the market prices for grain increased substantially from the prior year.  The average price for a bushel of corn that we paid in fiscal 2010 decreased by 24.1 percent from fiscal 2009.   The average price that we paid per bushel for wheat flour in fiscal 2010 was approximately 28.5 percent lower than in fiscal 2009.  We entered into our supply agreement with ConAgra Mills in November 2008, whereby it supplies wheat flour requirements for use in the production of protein and starch ingredients.  As a result, we no longer purchase wheat directly.  However, the price we pay ConAgra for flour is a function of the per-bushel cost of wheat and, accordingly, wheat prices continue to directly impact the cost of raw materials.  Based on market prices since June 30, 2010, we expect higher corn and flour prices in fiscal 2011 than in fiscal 2010.  We believe our focus on value-added products will reduce our risk to such price variations as larger profit margins related to such products can absorb higher levels of raw material volatility and as we may more readily seek adjustable price terms in contracts for such products. However, we may continue to be affected by price fluctuations to some degree.

Historically, in an attempt to minimize the effects of the volatility of raw material costs on operating profits, we have taken hedging positions by entering into contracts for future delivery or readily marketable exchange-traded commodity futures and option contracts to reduce the risk of future grain price increases.  However, we have changed our risk management program related to the volatility of raw material costs, and now only purchase derivatives or enter contracts for future delivery, and do not hedge these positions, in order to protect margins on contracted alcohol sales or expected ingredients sales.   To the extent we do not enter such contracts and are also unable to timely adjust the prices we charge under sales contracts, we may be adversely impacted by market fluctuations in the cost of grain and natural gas.  However, we believe our new program has less risk than our prior program.

We elected to discontinue the use of hedge accounting for all commodity derivative positions effective April 1, 2008.   Since April 1, 2008, we have recorded all changes in the value of derivatives in cost of sales in our Consolidated Statements of Operations.  See “Critical Accounting Policies” below.

Energy represents a major cost of operations, and seasonal increases in natural gas and other utility costs can affect our profitability.  Except for fiscal 2010 and 2007, in each fiscal year since fiscal 2002, energy costs have been higher than in the previous fiscal year.  We sometimes try to protect ourselves from increased energy costs by entering contracts for future delivery.  In fiscal 2009, we suffered $7,642 in losses from such a contract when we no longer required the gas that we contracted for following our decision to temporarily close our Pekin plant.

We have benefited from a United States Department of Agriculture program in effect from June 1, 2001 to May 31, 2003 to support the development and production of value-added wheat proteins and starches.  At June 30, 2010 and 2009, the deferred credit related to this grant was $5,379 and $6,190, respectively.  Current and prior period results reflect the recognition of revenue from this grant.  See Critical Accounting Policies” below.

During the second quarter of fiscal 2010, we identified an out-of period adjustment related to accounts payable that favorably impacted cost of sales and other income.  The impact to fiscal 2010 was an increase in reported pre-tax income for the year ended June 30, 2010 of approximately $1,351.  Cost of sales was favorably impacted by $733, and other income was improved by $618.  For further discussion, see Note 1 Nature of Operations and Summary of Significant Accounting Policies as set forth in Item 8.

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

Derivative and Hedging Activities.  Effective April 1, 2008, we elected to discontinue the use of hedge accounting for all commodity derivative positions.  Accordingly, changes in the value of derivatives subsequent to March 31, 2008 have been recorded in cost of sales in our Consolidated Statements of Operations.  Additionally, derivative instruments entered into subsequent to March 31, 2008 have not been designated as hedges. The change in the market value of these instruments also has been recorded in cost of sales in our Consolidated Statements of Operations.  Regardless of accounting treatment, we believe all commodity hedges are economic hedges.

Prior to April 1, 2008, from time to time, we entered into readily marketable exchange-traded commodity futures and option contracts to reduce the risk of future grain price increases.  We have changed our risk management program, and intend to only hedge to protect our anticipated margin in contracted alcohol sales and expected ingredients sales.  Derivative instruments related to our hedging program are recorded as either assets or liabilities and are measured at fair market value.  Consistent with application of hedge accounting under Financial Accounting Standards Board (“FASB) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, prior to April 1, 2008 changes in the fair market value of the derivative instruments designated as cash flow hedges were recorded either in current earnings or in other comprehensive income, depending on the nature of the hedged transaction.  Gains or losses recorded in other comprehensive income were reclassified into current earnings in the periods in which the hedged items were consumed.  Any ineffective portion of a hedged transaction was immediately recognized in current earnings.

USDA Grant.  We received a grant from the United States Department of Agriculture Commodity Credit Corporation totaling approximately $25,600 over the two-year period June 1, 2001 to May 31, 2003.  The funds were awarded for research, marketing, promotional and capital costs related to value-added wheat gluten and starch products.  Of the amount awarded, we allocated approximately $8,100 to operating costs and $17,500 to capital expenditures.  Management has exercised judgment in applying grant proceeds to operating costs and capital expenditures in accordance with the terms of the grant.  Funds applied to current operating costs were considered revenue as those costs were incurred during fiscal years 2002 and 2003.  Funds applied to capital expenditures are being recognized in income over the periods during which applicable projects are depreciated.  Substantially all of the remaining deferred credit of $5,379 will be recognized in this manner over approximately the next two to three years.

Impairment of Long-Lived Assets.  We review long-lived assets, mainly equipment, for impairment when events or circumstances indicate that usage may be limited and carrying values may not be recoverable.  In making such assessments, management must make estimates and judgments relating to anticipated revenues and expenses and values of our assets and liabilities.  Management’s estimates and judgments are based on our historical experience and management’s knowledge and understanding of current facts and circumstances.  Management derives data for its estimates from both outside and internal sources, and considers such matters as product mix, unit sales, unit prices, input costs, expected target volume levels in supply contracts and expectations about new customers as well as overall market trends.  Should events indicate the assets cannot be used as planned, the realization from alternative uses or disposal is compared to the carrying value.  If an impairment loss is measured, this estimate is recognized.  Considerable judgment is used in these measurements, and a change in the assumptions could result in a different determination of impairment loss and/or the amount of any impairment.  We recognized a non-

cash impairment loss of $10,282 during the year ended June 30, 2009.  No events or conditions occurred during the year ended June 30, 2010 that required us to record an impairment.

Defined Benefit Retirement Plans.  We sponsor two funded, noncontributory qualified Defined Benefit Retirement Plans that cover substantially all our union employees at Atchison and former union employees at Pekin.  The benefits under these plans are based upon years of qualified credited service.  However, benefit accruals under both plans were frozen in the second quarter of 2010.  Our funding policy is to contribute annually not less than the regulatory minimum and not more than the regulatory maximum amount deductible for income tax purposes.  The measurement and valuation date of the plans is June 30 of each year.  We make various assumptions in valuing the liabilities and benefits under the plan each year.  We consider the rates of return on long-term, high-quality fixed income investments using the Citigroup Pension Liability Index as of June 30, 2010.  Assumptions regarding employee and retiree life expectancy are based upon the RP 2000 Combined Mortality Table.

Other Post-Retirement Benefits.  We also provide certain other post retirement health care and life insurance benefits to certain retired employees.  Currently, the plan covers approximately 223 participants, both active and retired.  The number of participants was reduced during fiscal 2010, in part due to our shutdown of the Pekin facility and the transfer of employees to our newly formed joint venture, ICP, as described elsewhere.  These actions caused a partial settlement and curtailment of our obligation for accrued retirement benefits.

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

Our plan measurement date is June 30.  We make various assumptions in valuing the liabilities and benefits under the plan each year.  We consider the rates of return on currently available, high-quality fixed income investments, using the Citigroup Pension Liability Index as of June 30.  (Long term rates of return are not considered because the plan has no assets.)  For fiscal 2010, the accumulated post retirement benefit obligation (“APBO”) decreased to $8,170 from $8,799 at June 30, 2009.  A portion of the other post-retirement benefits obligation was settled for workers who were re-hired by ICP.  Assumptions regarding employee and retiree life expectancy are based upon the RP 2000 Combined Mortality Table.  We also consider the effects of expected long term trends in health care costs, which are based upon actual claims experience and other environmental and market factors impacting the cost of health care in the short and long-term.

Income Taxes.  We account for deferred income tax assets and liabilities resulting from the effects of transactions reported in different periods for financial reporting and income tax under the liability method of accounting for income taxes.  This method gives consideration to the future tax consequences of the deferred income tax items and immediately recognizes changes in income tax laws upon enactment as well as applied income tax rates when facts and circumstances warrant such changes.  We establish a valuation allowance to reduce deferred tax assets when it is more likely than not that a deferred tax asset may not be realized.  Additionally, we follow the provisions of FASB ASC 740, Income Taxes, related to the accounting for uncertainty in income tax positions, which requires management judgment and use of estimates in determining whether the impact of a tax position is “more likely than not” of being sustained on audit by the relevant taxing authority.  We consider many factors when evaluating and estimating our tax positions, which may require periodic adjustment and which may not accurately anticipate actual outcomes.  It is reasonably possible that amounts reserved for potential exposure could change significantly as a result of the conclusion of tax examinations and, accordingly, materially affect our operating results.

Other Significant Accounting Policies.  Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements.  These policies require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance.  See Note 1 Nature of Operations and Summary of Significant Accounting Policies set forth in Item 8 for other significant accounting policies.

DEVELOPMENTS IN THE INGREDIENT SOLUTIONS SEGMENT

In order to become more efficient and effective and to improve our results, we have refocused our business on our value-added products.  We believe the steps we have taken enabled us to return to profitability in fiscal 2010 and be more competitive, while allowing us to obtain financing that will enable us to maintain operations.

By substantially exiting the commodity wheat gluten business and curtailing our commodity starch production, we have significantly reduced sales volumes of our lower margin protein and starch products.  We continue to focus our manufacturing efforts on improving our consistency and capabilities for producing our higher margin specialty product lines.  We are using an on-line Customer Relationship Management (“CRM”) solution system that was implemented in fiscal 2009 to improve our ability to develop new sales of our product lines.  Our commercialization functions are focused on increasing sales growth of our specialty products to the largest and most innovative producers of consumer packaged goods in the U.S.

DEVELOPMENTS IN THE DISTILLERY PRODUCTS SEGMENT

As previously mentioned in Developments in the Ingredient Solutions Segment, in order to become more efficient and effective and to improve our results, we have refocused our business on the production and marketing of our value-added products.  We significantly reduced production of fuel grade alcohol and temporarily shut down our Pekin plant on January 29, 2009.  Consequently, fuel grade alcohol saw a decline in production volume of 82.1 percent for the year ended June 30, 2010.  However, the idling of Pekin had no effect on our food grade alcohol customers, as we continued to optimize food grade alcohol production capabilities at Atchison. Historically, we produced a majority of all of our food grade alcohol at Atchison and a majority of all of our fuel grade alcohol at Pekin.

One of the most important developments in the Distillery segment occurred in the second fiscal quarter, when we formed ICP, contributed our Pekin facility to ICP and sold off a 50 percent ownership interest in ICP, as elsewhere described.  ICP has allowed us to renew activity at the Pekin plant in a manner that utilizes the respective competencies of MGPI as a premier supplier of high quality food grade alcohol and SEACOR Energy Inc. as a leader in the energy and fuel markets.  In addition to realizing $13,951 (net of closing costs) of immediate value from a previously idle asset, the joint venture increases our available capacity of food grade alcohol.  ICP commenced production at the Pekin facility during the third quarter of fiscal 2010 and at June 30, 2010 was operating at approximately 75% of capacity.

On January 29, 2010, ICP purchased the steam production facility for the Pekin plant for approximately $5,000.  The Company and ICP Holdings each contributed $1,000 to acquire this asset and will fund the balance of the purchase price over the next two years.

DEVELOPMENTS IN THE OTHER SEGMENT

On August 21, 2009, we sold our Kansas City, Kansas, facility for $3,585, with potential additional payments based on the buyer’s income from sales of our existing products to our existing customers over the three years ending July 31, 2012.  The sale included all equipment used for the production and packaging of pet-related products, which principally include extruded plant-based resins and finished pet treats. We retained ownership of equipment that is used for the production of our Wheatex® textured wheat proteins, which are sold for use in meat extension and vegetarian product applications.  This equipment is located in a separate section of the facility that we have leased for a period of three years ending August 20, 2012 and which is operated by a subsidiary of the buyer under a toll manufacturing arrangement.

SEGMENT RESULTS

The following is a summary of revenues and pre-tax income (loss) allocated to each reportable operating segment for the two fiscal years ended June 30, 2010 and 2009 (See Note12 Operating Segments set forth in Item 8 for additional information regarding our operating segments).

	2010	2009

Ingredient Solutions

Net Sales(1)	$59,715	$82,127
Pre-Tax Income (Loss)	9,731	(6,720)

Distillery Products

Net Sales(1)	139,990	204,704
Pre-Tax Income (Loss)	16,713	(24,367)

Other

Net Sales	2,266	4,981
Pre-Tax Income (Loss)	145	40

(1) Fiscal 2009 net sales for the segments have been corrected to include customer paid freight costs billed to customers.  For further discussion, see Note 1 Nature of Operations and Summary of Significant Accounting Policies set forth in Item 8.

The following table is a reconciliation between pre-tax income by segment and net income.

	2010(1)	2009(1)
Income (loss) before income taxes
Ingredient solutions	$9,731	$(6,720)
Distillery products	16,713	(24,367)
Other	145	40
Corporate	(22,056)	(24,411)
Impairment of long-lived assets	—	(10,282)
Severance and early retirement costs	—	(3,288)
Loss on joint venture formation	(2,294)	—
Gain on sale of assets	1,731	—
Other restructuring costs	—	(5,241)
Unrealized loss on natural gas contract	—	(7,642)
Total income (loss) before income taxes	3,970	(81,911)
Provision (benefit) for income taxes	(4,768)	(12,788)
Net income (loss)	$8,738	$(69,123)

(1)Non-direct selling, general and administrative, interest expense, investment income and other general miscellaneous expenses are classified as corporate.  Out-of-period adjustments are classified as corporate. In addition, we do not assign or allocate special charges to our operating segments.  For purposes of comparative analysis, loss on impairment of long-lived assets, severance and early retirement costs, loss on joint venture formation, gain on sale of assets, other restructuring costs, and the loss on natural gas contract for the years ended June 30, 2010 and 2009 have been excluded from our segments.

FISCAL 2010 COMPARED TO FISCAL 2009

GENERAL

Consolidated earnings for the year ended June 30, 2010 increased compared to the year ended June 30, 2009 with earnings of $8,738 on consolidated sales of $201,971 versus a net loss of $69,123 on consolidated sales of $291,812 for the year ended June 30, 2009.  This increase in net earnings was primarily the result of our improved sales mix of value-added products, significantly decreased cost of sales resulting primarily from lower grain costs, and the absence of impairment, severance and restructuring costs that were recognized during the year ended June 30, 2009.  Along with the significant improvements we made in operating results, our fiscal 2010 net income benefitted from gains on the sale of assets previously written off, out of period adjustments, an income tax refund and reductions in our accrued pension and post-retirement liabilities, which aggregated $8,400.  These gains were largely offset by charges and costs associated with the formation and start-up of the ICP joint venture, as well as various costs related to restructuring and realignment, aggregating $6,700.  Restructuring costs related to the impairment of long lived assets, severance and other restructuring of $10,282, $3,288 and $5,241, respectively, were incurred for the year ended June 30, 2009.  Additionally, we incurred $7,642 in losses on a natural gas contract for our Pekin, Illinois production facility for the year ended June 30, 2009.

Earnings in the ingredients solutions segment increased over the same period in fiscal 2009 primarily due to an improved sales mix of value-added proteins and starches.  Lower wheat flour prices for our protein and starch processes were also a factor in our ingredient solutions segment performance.

INGREDIENT SOLUTIONS

Total ingredient solutions sales revenue for the year ended June 30, 2010 decreased by $22,412, or 27.3 percent, compared to the year ended June 30, 2009.  Revenues for commodity proteins and commodity starch decreased by $11,859 and $3,564, respectively, during this period.  Commodity proteins and starch products with lower margins were significantly reduced as a part of management’s strategy to focus on higher-margin, value-added products. Revenues for specialty starches for the year ended June 30, 2010 decreased overall $4,839, or 14.7 percent, compared to the year ended June 30, 2009, as a result of lower unit sales, partially offset by increased unit pricing.  However, sales of our fiber-enhancing resistant wheat starch and textured wheat proteins showed year-over-year increases.  Revenues for specialty proteins for the year ended June 30, 2010 decreased $1,089, or 5.0 percent, over the year ended June 30, 2009, as a result of lower unit sales.   While revenues for the ingredient solutions segment declined overall, margins improved during the year ended June 30, 2010 as a result of improved sales mix by reducing our emphasis on unprofitable product lines along with lower flour costs attributable to lower wheat prices.

Beginning in the quarter ended December 31, 2008, we entered into a supply contract for flour with ConAgra Mills whereby it is supplying our wheat flour requirements for use in the production of protein and starch ingredients.  As a result, we no longer purchase wheat directly. However, the price we pay ConAgra for flour is a function of the per-bushel cost of wheat and, accordingly, wheat prices continue to directly impact the cost of raw materials for our ingredient solutions segment. For the year ended June 30, 2010, the per-pound cost of flour decreased by 28.5 percent compared to the year ended June 30, 2009.

DISTILLERY PRODUCTS

Total distillery products sales revenue for the year ended June 30, 2010 decreased $64,714, or 31.6 percent, compared to the year ended June 30, 2009.  The majority of the decrease was attributable to the reduced production of fuel grade alcohol as a result of our decision to focus on food grade alcohol, which consistently has experienced more stable prices.  The decrease in revenues related to fuel grade alcohol was $40,373, or 85.1 percent, compared to the year ended June 30, 2009.  Distillers feed saw a decline in revenues of $18,720, or 56.6 percent, over the year ended June 30, 2009.   The decrease was largely due to the decrease in production of 38.0 percent compared to the year ended June 30, 2009, primarily resulting from the temporary shutdown of the Pekin facility and slightly lower unit pricing.  Also contributing to this decrease in revenue was food grade alcohol, which experienced a $5,621, or 4.5 percent, reduction in revenue from the year ended June 30, 2009.  The decrease was primarily attributable to lower per-unit pricing, which followed the decrease in corn prices during the year ended June 30, 2010.   While revenues for distillery products declined for the year ended June 30, 2010 as compared to a year ago, margins improved due to a significant reduction in sales of lower margin fuel grade alcohol, along with a significant reduction in corn and natural gas prices.  For the year ended June 30, 2010, the per-bushel cost of corn and the per-million cubic foot cost of natural gas averaged nearly 24.1 percent and 51.0 percent lower, respectively, than the year ended June 30, 2009.   These lower costs contributed to the fiscal 2010 profit for the segment.

OTHER PRODUCTS

For the year ended June 30, 2010, revenues for other products, consisting primarily of pet products and plant-based biopolymers, decreased $2,715, or 54.5 percent, compared to the year ended June 30, 2009.  The decline in other segment sales revenue was primarily the result of decreased unit sales of 92.7 percent for our pet products for the year ended June 30, 2010, compared to the prior fiscal year, offset by a slight increase in unit sales of our plant-based biopolymer products.  Although the sales performance in this segment declined compared to the prior year, the gross margins in this segment as a percent of sales improved substantially due to a reduction of pet product sales and increased focus on improving cost efficiencies in our eco-friendly biopolymer area. We sold the assets related to our pet products during the first quarter of fiscal 2010, as further described Note 10 Assets Held for Sale as set forth in Item 8.

NET SALES

Net Sales for the year ended June 30, 2010 decreased $89,841, or 30.8 percent, compared to the year ended June 30, 2009 as a result of decreased sales in all segments.   The decrease is primarily the result of our strategy to reduce sales of low and negative margin products across all operating segments and also partially to the adverse weather experienced during portions of the winter months of fiscal 2010.   Decreased sales in the ingredient solutions segment were related primarily to our exit from low margin commodity proteins and starch products. While unit pricing increased from a year ago for specialty starches and specialty proteins, lower unit sales of specialty starches and specialty proteins led to decreased sales in this segment.  Sales in the distillery products segment as a whole decreased primarily as a result of reduced volumes of fuel grade alcohol.  Revenues for food grade alcohol also declined as a result of unit pricing and decreased unit sales.  Revenues for distillers feed also declined as a result of lower unit sales.    Sales for our other segment decreased as the result of a decline in unit sales of pet products, which was partially offset by an increase in unit sales of biopolymer products.

Sales for fiscal 2009 have been corrected to include customer paid freight costs billed to customer.  For further discussion, see Note 1 Nature of Operations and Summary of Significant Accounting Policies set forth in Item 8.

COST OF SALES

For the year ended June 30, 2010, cost of sales decreased $154,487, or 47.4 percent, while sales decreased 30.8 percent compared to the year ended June 30, 2009.   This decrease in cost of sales was primarily the result of a fiscal 2009 charge taken to settle natural gas commitments, the change in operations at the Pekin plant, and reduced grain and energy costs.  The per-bushel cost of corn and the per-million cubic foot cost of natural gas averaged nearly 24.1 percent and 51.0 percent lower, respectively, than the year ended June 30, 2009.   The per pound cost of wheat flour for the year ended June 30, 2010 decreased by 28.5 percent compared to the year ended June 30, 2009.  For the year ended June 30, 2010, cost of sales was 84.9 percent of net sales, which generated a gross profit margin of 15.1 percent.  For the year ended June 30, 2009, cost of sales was 111.7 percent of net sales, which generated a gross margin of negative 11.7 percent.  Beginning in quarter ended December 31, 2008, we ceased purchasing and processing wheat into flour in favor of directly purchasing flour at a lower cost than our own manufacturing cost.  Cost of sales was favorably impacted $733 by an out-of-period adjustment.  See “General”, above.

With the shutdown of protein and starch operations and the reduction and temporary idling of distillery operations at our Pekin plant, commitments for the purchase of natural gas through the remainder of the fiscal year 2009 under a single contract for our Pekin plant were in excess of projected consumption after adjusting for such reduced production.  We recorded a charge of $7,642 to cost of sales for unrealized losses for the year ended June 30, 2009 to cost of sales for losses realized upon settlement of this contract.

Cost of sales for fiscal 2009 has been corrected to include customer paid freight costs billed to customers.  For further discussion, see Note 1 Nature of Operations and Summary of Significant Accounting Policies set forth in Item 8.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the year ended June 30, 2010 decreased $693, or 3.2 percent, compared to the year ended June 30, 2009. This decrease was primarily due to the reduction in the Company’s work-force which was a result of the restructuring along with other cost savings initiatives, partially offset by an increase in incentive compensation.

OTHER OPERATING COSTS

Other operating costs for the year ended June 30, 2010 decreased $2,676, or 57.0 percent, compared to the year ended June 30, 2009.  This decrease is primarily due to the reduction in costs associated with maintaining idle facilities.

IMPAIRMENT OF LONG LIVED ASSETS

For the year ended June 30, 2010, there were no impairments of long lived assets.  In fiscal 2009 material impairment charges were recorded in response to the losses incurred during the first quarter of fiscal 2009.  We took actions to return to profitability and included significant changes to operations as discussed below.

Ingredient Solutions Segment. On October 20, 2008 we announced that we had signed a non-binding letter of intent to acquire our flour requirements from a third party, were ceasing operations at our flour mill in Atchison, Kansas and were reducing our workforce by approximately 44 persons.  The workforce reduction consisted of a combination of temporary lay-offs and early retirement offers.  On November 6, we announced that the anticipated supply contract for flour had been signed, and the layoffs became permanent. Our decision to close our flour mill was due to the fact that we could no longer produce flour for our own use at costs that were competitive with those of third party producers.  As a result of this action, we performed an impairment analysis and recorded a $2,831 non-cash impairment charge in the Consolidated Statements of Operations in the second quarter of 2009 related to the flour mill assets.

On November 5, 2008 we announced plans to significantly reduce production of commodity wheat proteins and starches by ceasing protein and starch production operations at our Pekin, Illinois plant, effective November 12, 2008.  The majority of the Pekin facility’s protein and starch production consisted of gluten and commodity starches.  The action resulted in an additional work force reduction of approximately 80 persons, consisting of a combination of lay-offs and early retirement offers. As a result of the shutdown, we performed an impairment analysis and in the second quarter recorded a $4,960 non-cash impairment charge in the Consolidated Statements of Operations related to the Pekin protein and starch assets.  On January 29, 2009, we determined to cease the manufacture and sale of personal care ingredients products at our Atchison facility. We have completed the exit of the personal care line of products after fulfilling all obligations with respect to our personal care customers, completing all production and liquidating all remaining inventory.  As a result of this action, in the second quarter we incurred a non-cash impairment charge of $329 in the Consolidated Statements of Operation related to the write down of equipment used in the production of personal care products.

In measuring for impairment of assets at our flour mill and our Pekin facility’s protein and starch production facility, management assumed no sales or other disposition but instead adjusted net values of these assets to zero as no further cash flow related to these assets was anticipated.

Distillery Segment.     In November of 2008, we determined to curtail fuel alcohol production at Pekin to approximately 30 million gallons annually until market conditions became more favorable.  Subsequent to December 31, 2008, we determined that we could further adjust our production process at Pekin in a way that permitted us to produce only minor quantities of fuel grade alcohol as a by-product of the production of food grade alcohol and determined to otherwise terminate the production of fuel grade alcohol. Subsequently, we determined to shut down food grade production at the plant for a temporary period. On March 31, 2009, we announced that we were considering strategic options for the Pekin plant.  We performed an impairment analysis of our other long lived assets and determined no further impairment charges were necessary as a result of these activities.

Other Segment.     At the end of the third quarter of fiscal 2008, we concluded that our pet business assets in the other segment and certain of our ingredient solutions segment assets in a mixed use facility in Kansas City, Kansas at which our pet treat resins are made were impaired.  At that time, we recorded an impairment charge of $8,100, of which $4,700 related to assets allocated to the Company’s other segment.  During the quarter ended December 31, 2008, management performed another test for impairment of these assets as a result of an appraisal resulting in a further charge of $811.  As part of our closing process for the quarter ended June 30, 2009, we performed an additional impairment test based upon then ongoing negotiations for the sale of the Kansas City facility and recorded an additional impairment charge of $1,351.  On August 21, 2009, we completed the sale of our Kansas City, Kansas facility for $3,585.

SEVERANCE AND EARLY RETIREMENT COSTS

For the year ended June 30, 2010, no severance and early retirement costs were incurred.  In connection with the production changes and impairment of long-lived assets described above and in Note 9. Restructuring Costs and Loss on Impairment of Assets, we also incurred $3,288 in severance related charges associated with early retirements and job eliminations during the year ended June 30, 2009.  These charges have been presented in the Company’s Consolidated Statements of Operations as “Severance and early retirement costs.”

LOSS ON JOINT VENTURE FORMATION

Loss on joint venture formation for the year ended June 30, 2010 was $2,294 compared to $0 for the year ended June 30, 2009.  The components included $1,245 to adjust the book value of the Pekin plant balance sheet assets contributed to the joint venture to the implied value and $1,049 for professional fees associated with the transactions.  We reduced our loss by $753 during the fourth quarter of fiscal 2010 related to the loss on joint venture formation when we recorded a settlement for the portion of the other post-retirement benefits obligation related to workers re-hired by ICP.

GAIN ON SALE OF ASSETS

Gain on sale of assets for the year ended June 30, 2010 was $1,731 compared to $0 for the year ended June 30, 2009.  The components include a $917 gain related to the sale of protein and starch equipment from the Pekin facility, a $671 gain related to the sale of certain flour mill assets, a $100 gain on the sale of transport equipment and a $43 gain on other equipment.

OTHER RESTRUCTURING COSTS

For the year ended June 30, 2010, other restructuring costs decreased $5,241, or 100.0 percent.  In connection with the production changes and impairment of long-lived assets described in Note 9  Restructuring Costs and Loss on Impairment of Assets set forth in Item 8, we incurred a $2,185 net loss during the quarter ended December 31, 2008, which is net of approximately $1,109 in realized gains previously recorded in accumulated other comprehensive income.

In addition, during fiscal 2009 we recognized $2,925 in lease termination costs which we expected to incur with respect to rail cars which we formerly used to transport flour and whose leases expire through 2013. We recognized this expense because we no longer utilized these cars in our business.  Expected payments accrued reflect the net present value of the remaining obligation for unused cars net of units which are estimated to be returned to the lessor sooner than the lease termination date.  The discount rate used was 6.4 percent, which was consistent with the rate provided by our actuary.  We estimated that the remaining railcars would be returned to the lessor or assigned to other third parties over the course of four years.

During fiscal 2010, 53 railcars were returned to the lessor.  We expect the remaining 68 railcars will be returned during fiscal 2014.  Activity related to the liability for restructuring is further described in Note 9 Restructuring Costs and Loss on Impairment of Assets set forth in Item 8.

OTHER INCOME, NET

Other income, net, increased $533, or 475.9 percent, for the year ended June 30, 2010 compared to the year ended June 30, 2009.  This increase was primarily attributable to a non recurring reversal of account payable balances related to a prior period totaling $618, as further described in Note 1 Nature of Operations and Summary of Significant Accounting Policies set forth in Item 8.  This increase was partially offset by changes in interest capitalized as well as the effect of certain other non-recurring revenue items.

INTEREST EXPENSE

Interest expense for the year ended June 30, 2010 decreased $1,144 compared to the year ended June 30, 2009.  This decrease arose from lower line of credit balances and other corporate borrowings compared to the same periods in the prior year, as a result of improvements in operating cash flow, proceeds from asset sales and income tax refunds.

EQUITY IN LOSS OF JOINT VENTURES

ICP

On November 20, 2009, we completed a series of transactions whereby we contributed our Pekin plant to a newly-formed company, ICP, and then sold 50 percent of the membership interest in ICP to ICP Holdings, an affiliate of SEACOR Energy Inc., for a purchase price of $15,000 ($13,951 net of closing costs) as further described in Note 3 Investment in Joint Ventures set forth in Item 8.

For the period from November 20, 2009 to June 30, 2010, ICP incurred a net loss of $4,051, primarily related to costs incurred as part of the initial implementation of operations.  As a 50 percent joint venture holder, our portion of the loss was $2,026.

D.M. Ingredients, GmbH (“DMI”)

On July 17, 2007, we completed a transaction with Crespel and Deiters GmbH & Co. KG for the formation and financing of a joint venture, DMI, located in Ibbenburen, Germany.  DMI’s primary operation is the production of specialty ingredients for marketing by MGPI domestically and, through our partner and third parties, internationally.  Currently, the joint venture is utilizing a third party toller in the Netherlands to produce the products.  We own a 50 percent interest in DMI, and account for it using the equity method of accounting.  As of June 30, 2010, we had invested $571 in DMI since July 2007.

For the year ended June 30, 2010, DMI incurred a net loss of $293 related to costs incurred as part of the initial implementation of operations.  No sales revenue was reported.  As a 50 percent joint venture holder, our equity in this loss was $147 and $114 for fiscal 2010 and 2009, respectively.

DMI’s functional currency is the European Union Euro.  Accordingly, changes in the holding value of the Company’s investment in DMI resulting from changes in the exchange rate between the U.S. Dollar and the European Union Euro are recorded in other comprehensive income as a translation adjustment on unconsolidated foreign subsidiary net of deferred taxes.

INCOME TAXES

For the year ended June 30, 2010, we had an income tax benefit of $4,768, resulting in an effective rate of negative 120.1 percent.  For the year ended June 30, 2009, our income tax benefit was $12,788, for an effective rate of 15.6 percent.

For the year ended June 30, 2010, the effective rate differs from our statutory rate primarily due to changes in the federal and state valuation allowance and the benefit of a tax law change occurring during fiscal 2010.  Under the Worker, Homeownership, and Business Assistance Act of 2009, which was enacted during the second quarter of fiscal 2010, we became eligible to carry back net operating losses generated in our fiscal year ended June 30, 2009 to our five preceding tax years, instead of the two years allowed under previous tax law.  We filed a claim to carry an additional $11,900 of net operating loss back.  An income tax benefit of approximately $4,700 was recognized during the second quarter of fiscal 2010 related to this carryback claim.  The cash refund associated with the carryback claim was received during January 2010.  For further discussion on the deferred income tax valuation allowance, see Note 5 Income Taxes set forth in Item 8.

NET INCOME

As the result of the factors outlined above, we experienced net income of $8,738 for the year ended June 30, 2010, compared to a net loss of $69,123 for the year ended June 30, 2009.  See “General”, above.

QUARTERLY FINANCIAL INFORMATION

Our sales have not been seasonal during fiscal years 2010 and 2009. The table below shows quarterly information for each of the years ended June 30, 2010 and 2009.

Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
(dollars in thousands, except per share amounts)
Fiscal 2010(1)(2) (3) (4)
Net sales	$50,249	$48,094	$49,269	$54,359	$201,971
Gross profit	9,837	8,510	4,967	7,230	30,544
Net income (loss)	3,738	4,778	(2,254)	2,476	8,738
Earnings (loss) per share (diluted)(8)	$0.22	$0.28	$(0.14)	$0.14	$0.51

Fiscal 2009 (1) (5) (6) (7)
Net sales	$104,620	$77,483	$57,476	$52,233	$291,812
Gross profit (loss)	(16,687)	(23,648)	91	6,142	(34,102)
Net loss	(17,243)	(42,716)	(6,248)	(2,916)	(69,123)
Loss per share (diluted)(8)	$(1.04)	$(2.58)	$(0.38)	$(0.18)	$(4.17)

(1)

Sales have been corrected to include customer paid freights costs billed to customers for the 1st, 2nd and 3rd quarters of fiscal 2010 and for all quarters for fiscal 2009. For further discussion, see Note 1 Nature of Operations and Summary of Significant Accounting Policies set forth in Item 8.

(2)	Net income for the first quarter of fiscal 2010 includes a $200 gain on the sale of certain flour mill assets and transport equipment.
(3)

Net income for the second quarter of fiscal 2010 includes a $3,047 charge related to the loss on joint venture formation and a $500 gain on the sale of certain flour mill assets. The second quarter of fiscal 2010 also included an out-of period adjustment related to a reduction of accounts payable that increased pretax income by $1,351. See (4) below related to the $3,047 charge.

(4)

Net income for the fourth quarter of fiscal 2010 includes a $753 out-of-period adjustment related to a partial settlement and a curtailment of the other post-retirement plan which was a favorable impact to pretax income. Had this adjustment been recorded in the proper quarter, pretax income would have been favorably impacted by $753 for the second quarter of fiscal 2010. This adjustment reduced the loss on joint venture formation recorded during the second quarter of fiscal 2010 from $3,047 to $2,294.

(5)

Net loss for the second quarter of fiscal 2009 includes a loss on a natural gas contract of $5,447, loss on impairment of assets of $8,931, severance and early retirement costs of $3,288 and other restructuring costs of $5,241.

(6)	Net loss for the third quarter of fiscal 2009 includes a loss on a natural gas contract of $2,106.
(7)	Net loss for the fourth quarter of fiscal 2009 includes a loss on a natural gas contract of $89 and a loss on impairment of assets of $1,351.
(8)	Earnings (loss) per share per quarter does not sum to total earnings (loss) per share due to rounding.

LIQUIDITY AND CAPITAL RESOURCES

Our principal uses of cash are for the cost of raw materials and energy used in our production processes, salaries, debt service obligations on our borrowings and capital expenditures.  Our principal sources of cash are revenues from the products we make and our revolving credit facility.

On August 25, 2009, we were required to make a deposit of approximately $1,600 to our surety bond carrier.  This deposit secured our obligations under surety bonds maintained to meet regulatory requirements for distillery operations.  Funds for this deposit were borrowed under the terms of the Credit Agreement.  Also in August, we received $325 as a deposit refund from a vendor.

As a result of losses incurred during fiscal years 2009, we received a tax refund of approximately $5,500 during October 2009, which was applied to our $11,614 note to CILCO.  During January 2010 we received an additional tax refund of approximately $4,700 resulting from changes in tax laws that enabled us to carry back losses to periods previously unavailable. For further information, see Note 5 Income Taxes set forth in Item 8.

As noted elsewhere herein, we have taken steps to focus our business on the production of value-added products, which have improved our operating performance.  As a result of the measures that we have taken combined with lower grain costs, operating costs have been reduced and cash flows from operating activities have increased.

We made significant improvements to our liquidity and capital resources during fiscal 2010.  We reduced our debt by $27,841 from $30,612 at June 30, 2009 to $2,771 at June 30, 2010.  We increased our cash position by $6,191 to $6,369 at June 30, 2010 from $178 at June 30, 2009.  We also have increased the amount available under our line of credit to $20,174 at June 30, 2010 from $4,190 at June 30, 2009.

We expect our sources of cash to be adequate to provide for our needs in fiscal 2011.

The following table is presented as a measure of our liquidity and financial condition as of June 30, 2010 and 2009:

	2010	2009
Cash and cash equivalents	$6,369	$178
Working capital	25,142	31,242
Amounts available under lines of credit	20,174	4,190
Credit facility, notes payable and long-term debt	2,771	33,337
Stockholders’ equity	72,784	63,884

Certain components of our liquidity and financial results for the years ended June 30, 2010 and June 30, 2009 were as follows:

	2010	2009

Depreciation and amortization	$8,631	$11,946
Capital expenditures	2,062	2,069
Cash flows from operations	32,667	3,158

CASH FLOW INFORMATION

Summary cash flow information follows for the years ended June 30, 2010 and June 30, 2009, respectively:

	2010	2009
Cash flows provided by (used in):
Operating activities	$32,667	$3,158
Investing activities	16,043	(1,325)
Financing activities	(42,519)	(1,655)
Increase in cash and cash equivalents	6,191	178
Cash and cash equivalents at beginning of year	178	—
Cash and cash equivalents at end of year	$6,369	$178

During the year ended June 30, 2010, our consolidated cash increased $6,191 compared to an increase of $178 during the year ended June 30, 2009.  Operating cash flow improved over the year ended June 30, 2009 primarily as a result of a $77,861 increase in earnings from a $69,123 net loss for the year ended June 30, 2009 to net income of $8,738 for the year ended June 30, 2010.  This increase was offset by smaller reductions in accounts receivable and inventory for the year ended June 30, 2010 compared to the year ended June 30, 2009.  Investing cash flows improved over the year ended June 30, 2009 primarily

related to the sale of 50 percent of the membership interest in ICP.   Payments on our long-term debt and our line of credit resulted in a use of cash.

Operating Cash Flows.  Summary operating cash flow information for the years ended June 30, 2010 and June 30, 2009, respectively, is as follows:

	2010	2009
Net income (loss)	$8,738	$(69,123)
Depreciation and amortization	8,631	11,946
Gain on sale of assets	(1,731)	(285)
Share based compensation	491	14
Loss on joint venture formation	2,294	—
Loss on impairment of assets	—	10,282
Deferred income taxes	—	(7,217)
Equity in loss of joint ventures	2,173	114
Changes in working capital items:
Restricted cash	(768)	(200)
Receivables	729	15,684
Inventory	2,766	42,456
Prepaid expenses	(537)	(1,130)
Accounts payable	1,439	(3,063)
Accounts payable to affiliate, net	4,951	—
Accrued expenses	1,871	(694)
Deferred credit	(811)	(846)
Income taxes payable/receivable	5,467	2,525
Accrued retirement health and life insurance benefits and other noncurrent liabilities	(3,277)	4,968
Gains previously deferred in other comprehensive income	—	(2,149)
Other	241	(124)

Net cash provided by operating activities	$32,667	$3,158

Cash flow from operations for the year ended June 30, 2010 increased $29,509 to $32,667 from $3,158 for the year ended June 30, 2009.  This increase in operating cash flow was primarily the result of a $77,861 increase in earnings, from a $69,123 net loss for the year ended June 30, 2009 to net income of $8,738 for the year ended June 30, 2010.  Deferred income taxes had a $0 non-cash impact on net income for the year ended June 30, 2010 compared to a $7,217 non-cash reduction to net loss for the year ended June 30, 2009.  Other factors resulting in an increase in operating cash flows was a $12,018 combined increase in accounts payables, accounts payable to affiliate, net and accrued expenses to $8,261 for the year ended June 30, 2010 compared to ($3,757) for the year ended June 30, 2009.  The increase in accounts payable resulted from our return to normal credit terms with suppliers as a result of our improved financial condition.  The increase in accounts payable to affiliate, net results from our operations with ICP. The increase in accrued expenses is primarily the result of an increase in accrued bonuses.

These factors, which served to improve operating cash flow, were partially offset by the following:

•                  For the year ended June 30, 2010, inventory reductions generated positive operating cash flow of $2,766 compared to $42,456 for the year ended June 30, 2009 when we reduced a significant inventory buildup from the prior year;

•                  For the year ended June 30, 2010, accounts receivable declined relatively less, generating positive operating flow of $729 compared to $15,684 for the year ended June 30, 2009;

•                  For the year ended June 30, 2010, accrued retiree benefits and other non-current liabilities decreased, resulting in a use of cash of $3,277 compared to the year ended June 30, 2009, which generated positive operating cash flow of $4,968; and

•                  An adjustment to net loss for the year ended June 30, 2009 for a non-cash impairment charge of $10,282.

Investing Cash Flows.  Net investing cash flow for the year ended June 30, 2010 was $16,043 compared to a cash outflow of $1,325 for the year ended June 30, 2009 for a net increase of $17,368 in investing cash flows.  For the year ended June 30, 2010, we received net proceeds of $13,951 related to the sale of a 50 percent membership interest in ICP.  Proceeds from the disposition of property and equipment for the year ended June 30, 2010 increased $4,623 to $5,367 from $744 for the year ended June 30, 2009.    These increases were partially offset by a $1,213 investment in and advances to unconsolidated subsidiaries for the year ended June 30, 2010.

Financing Cash Flows.  Net financing cash outflow for the year ended June 30, 2010 was $42,519 compared to net financing cash outflow of $1,655 for the year ended June 30, 2009 for a net increase in cash outflow of $40,864.  This increase in cash outflow was the result of the following:

•                        Net payments on the line of credit of $18,138 for the year ended June 30, 2010, compared to net payments of $5,167 for the year ended June 30, 2009.

•                        Proceeds from long-term debt for the year ended June 30, 2010 decreased $5,318 to $2,032 from $7,350 for the year ended June 30, 2009.

•                        Principal payments on long-term debt for the year ended June 30, 2010 increased $22,603 to $26,379 from $3,776 for the year ended June 30, 2009.

CAPITAL EXPENDITURES

For the year ended June 30, 2010, we incurred $2,062 in capital expenditures, primarily related to production and capacity upgrades.  For the year ended June 30, 2009, we incurred $2,069 in capital expenditures, primarily related to production and capacity upgrades.  We also made improvements to our information technology property and data center in both years.

For fiscal 2011, we have budgeted $4,500 in routine capital expenditures related to improvements in and replacements of existing plant and equipment and information technology.  In addition, we have begun work on a major capital project designed to provide environmental benefits at our Atchison, Kansas distillery while also enhancing alcohol production capabilities.  The product will involve the installation of a new, state of the art water cooling system to replace older equipment used to supply water for multiple components of the distillation process.  It is expected to be completed by the end of September 2011 at an estimated cost of $8,500.  As of June 30, 2010, we had contracts to acquire capital assets of approximately $578.

CONTRACTUAL OBLIGATIONS

Our contractual obligations at June 30, 2010 are as follows:

	Fiscal Year
	2011	2012	2013	2014	2015	Thereafter	Total

Long term debt (1)	$256	$276	$298	$322	$347	$284	$1,783
Capital leases (2)	433	269	217	69	—	—	988
Operating leases	2,422	2,010	1,608	981	861	1,213	9,095
Post-retirement benefits	782	789	734	642	580	3,541	7,068
Defined benefit retirement plan	115	186	172	250	285	1,506	2,514
Open purchase commitments (3)	1,587	—	—	—	—	—	1,587

Total	$5,595	$3,530	$3,029	$2,264	$2,073	$6,544	$23,035

(1)         Long term debt at June 30, 2010 included the following:

(a)         Union State Bank — Bank of Atchison promissory note dated July 20, 2009 in the initial principal amount of $2,000 secured by a mortgage and security interest on our Atchison plant and related equipment.  The note bears interest at 6 percent over the three year treasury index, adjustable quarterly, and is payable in 84 monthly installments of $32, with any balance due on the final installment.  At June 30, 2010, $1,783 was outstanding under the note.

(b)         On July 21, 2009, we entered a new revolving Credit and Security Agreement with Wells Fargo Bank, National Association.  The Credit and Security Agreement has been amended by consents dated August 19, 2009, December 21, 2009, December 31, 2009 and February 2, 2010 and by a First Amendment (“First Amendment”) dated June 30, 2010 (as so amended, the “Credit Agreement”).  The Credit Agreement, which matures in July 2012, generally provides for a Maximum Line of Credit of $25,000, subject to borrowing base limitations. At June 30, 2010, there were no borrowings outstanding under the Credit Agreement.  Borrowings under the Credit Agreement bear interest, payable monthly, at a variable rate equal to Daily Three Month LIBOR plus 5 percent, but not less than 5.5 percent. During a default period, the interest rate may be increased by 3 percent at the lender’s discretion. The Credit Agreement provides for minimum interest of $500 annually, an unused line fee of .50 percent per annum and origination fees, letter of credit fees and other administrative fees.  If we terminate the facility prior to the maturity date or the lender terminates during a default period, there is a prepayment fee of 3 percent if the termination occurs prior to the first anniversary date, declining to 1 percent if the termination occurs after the second anniversary of the initial funding. The Credit Agreement is secured by a security interest in substantially all of our personal property and by mortgages or leasehold mortgages on our facilities in Atchison and Onaga.  The lender may terminate or accelerate our obligations under the Credit Agreement upon the occurrence of various events in addition to payment defaults and other breaches, including such matters as over advances arising from reductions in the borrowing base, certain changes in the Board, failure to pay taxes when due, defaults under other material debt, lease or other contracts and our CEO ceasing to be actively engaged in the Company’s day to day business activities and the Company shall fail to hire a successor acceptable to the lender in 90 days.

Pursuant to the First Amendment, among other matters Well Fargo agreed to amend the Credit Agreement, such that:

•                  We could exclude from a $4,500 annual capital expenditure limitation the capital expenditures made for the replacement and/or upgrade of our existing water cooling facility; and

•                  We could defer minimum interest otherwise payable under the Credit Agreement from the loan year ending in July 2010 to the loan year ending in July 2011.  As a result, the minimum interest provision for the loan year ending in July 2011 will be approximately $650 instead of $500.

(2)         In connection with improvements made to the Company’s data center, $1,200 in costs incurred during development of the system have been funded by Winthrop Resources Corporation and CSI Leasing, Inc. under various capital lease agreements with rates ranging from 4.56 percent to 5.54 percent.  These agreements, which are unsecured, have maturities ranging from July, 2010 to October, 2013.

Additionally, we financed $71 in equipment purchases through a capital lease with Delage Corporation at 7.15 percent.  This capital lease is secured by the equipment purchased and matures in October, 2011.

(3)         Purchase Commitments at June 30, 2010 included the following

(a)         Commitments ($846) to purchase corn to be used in our operations during the first 4 weeks of fiscal 2011.

(b)         Commitment ($163) to purchase natural gas during the first 11 months of fiscal 2011.

(c)          Commitments ($578) related to capital expenditures, of which $308 relates to the water cooling project.

LINE OF CREDIT

Reference is made to Note 4 Corporate Borrowings and Lease Obligations and above for information on our Credit Agreement. The amount of borrowings which we may make is subject to borrowing base limitations.  As of August 31, 2010, our outstanding borrowings under this facility were $0 and $20,174 was available for additional borrowings.  The borrowing base is the lesser of the maximum line amount or an amount based on specified percentages of eligible accounts receivable and inventories less specified reserves.  The lender has discretion under the Credit Agreement to change the manner in which the borrowing base is determined, such as altering the advance rates applicable to accounts receivable and inventory or changing reserve amounts.

FINANCIAL COVENANTS

Under the Credit Agreement, we must meet specified monthly, cumulative net income requirements (aggregating $3,500 for fiscal year 2010 and $1,000 for the first quarter of fiscal 2011), are limited in the amount of capital expenditures we may make annually ($4,500) (excluding capital expenditures made for the replacement and or upgrade of the Company’s existing water cooling facility), and must meet as of fiscal year end, a minimum debt service coverage ratio ( (a) the sum of (i) funds from operations (net income plus depreciation and amortization, plus or minus increases or decreases in deferred income taxes and LIFO reserves, plus other non-cash items) plus (ii) interest expense minus (iii) unfinanced capital expenditures minus (iv) dividends and distributions paid during the period, divided by (b) the sum of  (i) current maturities of long term debt plus (ii) interest expense) of not less than 1.15 to 1.0.

The lender has significant lending discretion under the Credit Agreement; it may modify our borrowing base and various components thereof in its reasonable discretion, thereby affecting the amount of credit available to us. The lender may terminate or accelerate our obligations under the Credit Agreement upon the occurrence of various events in addition to payment defaults and other breaches, including such matters as over advances arising from reductions in the borrowing base, certain changes in the Board, failure to pay taxes when due, defaults under other material debt, lease or other contracts and our CEO ceasing to be actively engaged in our day to day business activities if we fail to hire a successor acceptable to the lender within 90 days. We have maintained compliance with these covenants through June 30, 2010.

The Credit Agreement also includes provisions that limit or restrict our ability to:

•            incur additional indebtedness;

•            pay dividends to stockholders or purchase stock;

•            make investments;

•            dispose of assets;

•            make capital expenditures;

•            create liens on our assets; or merge or consolidate.

The net income requirements imposed under the Credit Agreement for fiscal 2010 and the first fiscal quarter of 2011 are set forth below.  Upon expiration of this covenant we will be required to amend it to cover future periods upon terms acceptable to our lender.  Targets subsequent to September 30, 2010 have not been set as of August 31, 2010.

Period	Minimum Cumulative Net Income from July 1, 2009
7/1/2009 Through 7/31/2009	$200
7/1/2009 Through 8/31/2009	$700
7/1/2009 Through 9/30/2009	$1,000
7/1/2009 Through 10/31/2009	$1,250
7/1/2009 Through 11/30/2009	$1,350
7/1/2009 Through 12/31/2009	$1,500
7/1/2009 Through 1/31/2010	$1,800
7/1/2009 Through 2/28/2010	$2,200
7/1/2009 Through 3/31/2010	$2,575
7/1/2009 Through 4/30/2010	$3,000
7/1/2009 Through 5/31/2010	$3,250
7/1/2009 Through 6/30/2010	$3,500
7/1/2010 Through 7/31/2010	$200
7/1/2010 Through 8/31/2010	$700
7/1/2010 Through 9/30/2010	$1,000

The Credit Agreement contains various other covenants, including covenants which generally restrict dividends and increases in certain bonuses and salaries and prohibit liens, other than permitted liens, indebtedness, except existing indebtedness and indebtedness to the lender, and investments in other persons.

Loan covenants in ICP’s loan agreements with its lenders restrict it from paying dividends to us except for distributions to pay taxes on our share of ICP income allocable to us.

OFF BALANCE SHEET OBLIGATIONS

Arrangement with Cargill.  We have entered a business alliance with Cargill, Incorporated for the production and marketing of a new resistant starch derived from high amylose corn. We have sold only an insignificant amount of the product, and the agreement with Cargill does not appear to be significant at this time.  If we terminate the arrangement before the expiration of 18 months following certain force majeure events affecting Cargill, or if Cargill terminates the arrangement because of a breach by us of our obligations, we will be required to pay a portion (up to 50 percent) of the book value of capital expenditures made by Cargill to enable it to produce the product. This amount will not exceed $2,500 without our consent. Upon the occurrence of any such event, we also will be required to give Cargill a non-exclusive sublicense to use the patented process for the life of the patent in the production of high amylose corn-based starches for use in food products. The sublicense would be royalty bearing, provided we were not also then making the high amylose corn-based starch.

Corn Supply Contract.  We purchase our corn requirements through a single elevator company.  If we fail to purchase at least 13 million bushels each 12 months, we must pay the elevator company $0.03 per bushel for each bushel less than 13 million purchased.  The elevator company may terminate if we fail to purchase the specified minimums, in which case we would be obligated to pay the elevator company $260 plus the costs incurred by the elevator company in contracting with a different customer for the delivery of corn purchased for us pursuant to our previously issued delivery orders.  Our practice has been to only order corn for a month at a time.  We are on pace to exceed the minimum requirement.

Industrial Revenue Bond.  On December 28, 2006, we engaged in an industrial revenue bond transaction with the City of Atchison, Kansas in order to receive ten-year real property tax abatement on our newly constructed office building and technical center in Atchison, Kansas. At the time of this transaction, the facilities were substantially completed and had been financed with internally generated cash flow.  We recorded the office building and technical center assets into property and equipment on the consolidated balance sheets.  Pursuant to this transaction, the City issued $7,000 principal amount of its industrial revenue bonds to us and then used the proceeds to purchase the office building and technical center from us.  The City then leased the facilities back to us under a capital lease, the terms of which provide for the payment of basic rent in an amount sufficient to pay principal and interest on the bonds.  Our obligation to pay rent under the lease is in the same amount and due on the same date as the City’s obligation to pay debt service on the bonds which we hold. The lease permits us to present the bonds at any time for cancellation, upon which our obligation to pay basic rent would be cancelled.  We do not intend to do this until their maturity date in 2016, at which time we may elect to purchase the facilities for $100.  Because we own all outstanding bonds, management considers the debt de-facto cancelled and, accordingly, no amount for our obligations under the capital lease is reflected on our balance sheet.  In connection with this transaction, we agreed to pay the city an administrative fee of $50, which is payable over 10 years.  If we were to present the bonds for cancellation prior to maturity, the $50 fee would be accelerated.

Indemnification Arrangement with ICP and ICP Holdings.  Our Contribution Agreement with ICP and the LLC Interest Purchase Agreement with ICP Holdings require us to indemnify ICP and ICP Holdings from and against any damages or liabilities arising from a breach of our  representations and warranties in the Contribution Agreement and the LLC Interest Purchase Agreement  and also with respect to certain environmental damages or liabilities related to the recommencement of production at the Pekin plant or to operations at the Pekin plant prior to the closing of the LLC Interest Purchase Agreement.  The amount of damages, with the exception of taxes and environmental matters, is limited to a maximum of $30,000.

ICP Steam Facility.  On January 29, 2010, ICP acquired for $5,000  the existing steam facility that services the Pekin plant.  The Company and ICP Holdings each contributed $1,000 and will equally fund the balance of the purchase price over the next two years.

NEW ACCOUNTING PRONOUNCEMENTS

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 18 Recently Issued Accounting Pronouncements set forth in Item 8.

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

For inventory and open futures, the table below presents the carrying amount and fair value at June 30, 2010 and 2009.  All amounts below are in thousands, except for strike price per bushel.  We include the fair values of open contracts in inventories in our balance sheets.

	At June 30, 2010		At June 30, 2009
As of June 30,	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Inventories
Corn	$1,611	$1,654	$1,108	$1,030
Flour	$132	$130	$108	$109

	Description and Expected Maturity*	Fair Value	Description and Expected Maturity*	Fair Value

Corn Options	$—	$—	$—	$—
Contract Volumes (bushels)	875
Weighted Average
Strike Price/Bushel	$—	$—	$—	$—
Long Calls	$—	$—	$—	$—
Short Calls	$—	$—	$—	$—
Short Puts	$0.17	$0.15	$—	$—
Contract Amount	$149	$135	$—	$—

	Description and Expected Maturity*	Fair Value	Description and Expected Maturity*	Fair Value

Corn Futures	$—	$—	$—	$—
Contract Volumes (bushels)	1,500		670
Weighted Average
Strike Price/Bushel	$3.53	$3.54	$3.94	$3.54
Contract Amount	$5,299	$5,310	$2,643	$2,375

*The latest expected maturity date occurs within one year from balance sheet date.

Our loan from Union State Bank — Bank of Atchison bears interest at 6% over the three year treasury index, adjusted quarterly.  Our Credit Agreement with Wells Fargo Bank provides for interest at a variable rate equal to daily three month LIBOR plus 5%, but not less than 5.5%;  the default rate is 3% higher, in the lender’s discretion.  Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on weighted average outstanding borrowings at August 31, 2010, a 100 basis point increase over the non-default rates actually in effect at such date would increase our interest expense on an annualized basis by $18.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management has concluded that the company’s internal control over financial reporting as of June 30, 2010 was effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
MGP Ingredients, Inc.:

We have audited the accompanying consolidated balance sheets of MGP Ingredients, Inc. and subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for the years in the two-year period ended June 30, 2010. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule, Schedule II — Consolidated Valuation and Qualifying Accounts for each of the fiscal years in the two-year period ended June 30, 2010.  We also have audited MGP Ingredient Inc.’s internal control over financial reporting as of June 30, 2010, based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  MGP Ingredients, Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assertion of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on MGP Ingredients Inc.’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention, or timely detection  of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MGP Ingredients, Inc. and subsidiaries as of June 30, 2010 and 2009, and the results of its operations and its cash flows for each of years in the two-year period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the accompanying financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the financial information set forth therein.  Also, in our opinion, MGP Ingredients, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Kansas City, Missouri

September 2, 2010

MGP INGREDIENTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal Years Ended

	June 30, 2010	June 30, 2009
	(Dollars in thousands, except per share amounts)

Net sales	$201,971	$291,812
Cost of sales	171,427	325,914
Gross profit (loss)	30,544	(34,102)

Selling, general and administrative expenses	20,708	21,401
Other operating costs	2,018	4,694
Impairment of long-lived assets	—	10,282
Severance and early retirement costs	—	3,288
Loss on joint venture formation	2,294	—
Gain on sale of assets	(1,731)	—
Other restructuring costs	—	5,241
Income (loss) from operations	7,255	(79,008)

Other income, net	645	112
Interest expense	(1,757)	(2,901)
Equity in loss of joint ventures	(2,173)	(114)
Income (loss) before income taxes	3,970	(81,911)

Benefit for income taxes	(4,768)	(12,788)
Net income (loss)	$8,738	$(69,123)

Per Share Data
Total basic earnings (loss) per common share	$0.52	$(4.17)
Total diluted earnings (loss) per common share	$0.51	$(4.17)

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2010	June 30, 2009
	(Dollars in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$6,369	$178
Restricted cash	971	203
Receivables (less allowance for doubtful accounts: June 30, 2010 - $155 and June 30, 2009 - $388)	17,674	18,403
Inventory	14,524	20,400
Prepaid expenses	1,517	980
Deposits	733	980
Deferred income taxes	6,267	1,218
Refundable income taxes	578	6,045
Assets held for sale	—	32,380
Total current assets	48,633	80,787

Property and equipment, at cost	164,559	163,345
Less accumulated depreciation	(107,196)	(100,036)
Property and equipment, net	57,363	63,309

Investment in joint ventures	14,266	238
Other assets	875	798
Total assets	$121,137	$145,132

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$689	$3,147
Liabilities related to assets held for sale	—	2,725
Revolving credit facility	—	17,833
Accounts payable	10,341	19,864
Accounts payable to affiliate, net	4,951	—
Accrued expenses	7,510	5,976
Total current liabilities	23,491	49,545

Long-term debt, less current maturities	2,082	9,632
Deferred credit	5,379	6,190
Accrued retirement health and life insurance benefits	8,170	8,799
Other non current liabilities	2,964	5,864
Deferred income taxes	6,267	1,218
Total liabilities	48,353	81,248

Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 19,530,344 at June 30, 2010 and 2009, respectively; 16,675,744 and 16,598,585 shares outstanding at June 30, 2010 and 2009, respectively	6,715	6,715
Additional paid-in capital	11,990	11,572
Retained earnings	71,428	62,690
Accumulated other comprehensive income (loss)	(2,827)	(2,311)

Treasury stock, at cost
Common; 2010 – 2,854,600 shares, 2009 - 2,931,759 shares	(14,526)	(14,786)
Total stockholders’ equity	72,784	63,884
Total liabilities and stockholders’ equity	$121,137	$145,132

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years Ended

	June 30, 2010	June 30, 2009
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income (loss)	$8,738	$(69,123)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,631	11,946
Gain on sale of assets	(1,731)	(285)
Share based compensation	491	14
Loss on joint venture formation	2,294	—
Loss on impairment of assets	—	10,282
Deferred income taxes	—	(7,217)
Equity in loss of joint ventures	2,173	114
Changes in working capital items:
Restricted cash	(768)	(200)
Receivables	729	15,684
Inventory	2,766	42,456
Prepaid expenses	(537)	(1,130)
Accounts payable	1,439	(3,063)
Accounts payable to affiliate, net	4,951	—
Accrued expenses	1,871	(694)
Deferred credit	(811)	(846)
Income taxes payable/receivable	5,467	2,525
Accrued retirement health and life insurance benefits and other non current liabilities	(3,277)	4,968
Gains previously deferred in other comprehensive income	—	(2,149)
Other	241	(124)
Net cash provided by operating activities	32,667	3,158

Cash Flows from Investing Activities
Additions to property and equipment	(2,062)	(2,069)
Investments in/ advances to joint venture	(1,213)	—
Proceeds from sale of interest in joint venture, net	13,951	—
Proceeds from disposition of property and equipment	5,367	744
Net cash provided by (used in) investing activities	16,043	(1,325)

Cash Flows from Financing Activities
Purchase of treasury stock	(26)	(34)
Proceeds from stock plans	—	12
Exercise of stock options	221	—
Loan fees incurred with borrowings	(229)	—
Tax effect of restricted stock awards	—	(40)
Proceeds from issuance of long-term debt	2,032	7,350
Principal payments on long-term debt	(26,379)	(3,776)
Proceeds from revolving credit facility	214,305	156,980
Principal payments on revolving credit facility	(232,443)	(162,147)
Net cash used in financing activities	(42,519)	(1,655)

Increase in cash and cash equivalents	6,191	178
Cash and cash equivalents, beginning of year	178	—
Cash and cash equivalents, end of year	$6,369	$178

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, July 1, 2008	$4	$6,715	$11,862	$131,813	$1,515	$(15,035)	$136,874
Comprehensive income (loss):
Net loss				(69,123)			(69,123)
Reclassification adjustment for gains included in net income (loss)					(2,149)		(2,149)
Change in pension plans					(778)		(778)
Change in other post employment benefits					(872)		(872)
Translation adjustment on unconsolidated foreign subsidiary					(27)		(27)
Comprehensive income (loss)	—	—	—	(69,123)	(3,826)	—	(72,949)
Options exercised and stock subscribed						12	12
Share-based compensation			14				14
Tax effect of share-based compensation			(38)				(38)
Stock plan shares issued from treasury			(266)			266	—
Stock shares repurchased						(29)	(29)
Balance, June 30, 2009	$4	$6,715	$11,572	$62,690	$(2,311)	$(14,786)	$63,884
Comprehensive income:
Net income				8,738			8,738
Change in pension plans					(291)		(291)
Change in other post employment benefits					(210)		(210)
Translation adjustment on unconsolidated foreign subsidiary					(15)		(15)
Comprehensive income	—	—	—	8,738	(516)	—	8,222
Options exercised and stock subscribed			48			173	221
Share-based compensation			491				491
Stock plan shares issued from treasury			(121)			113	(8)
Stock shares repurchased						(26)	(26)
Balance, June 30, 2010	$4	$6,715	$11,990	$71,428	$(2,827)	$(14,526)	$72,784

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2010 and 2009

(Dollars in thousands, unless otherwise noted)

NOTE 1:                        NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company.  MGP Ingredients, Inc. (“MGPI” or the “Company”) processes flour and corn into a variety of products through an integrated production process.  The Company is a producer of certain ingredients and distillery products derived from grain and has three reportable segments: ingredient solutions, distillery products and other. The ingredient solutions segment products primarily consist of specialty starches, specialty proteins, commodity starches and commodity vital wheat gluten.  Mill by-products, consisting primarily of mill feeds or “midds,” had also been included in this segment but were discontinued with the shutdown of our wheat flour milling operations at the Atchison, Kansas plant in the second quarter of fiscal 2009.  The distillery products segment consists of food grade alcohol, along with fuel grade alcohol, and distillers feed, which are co-products of our distillery operations.  The other segment products are comprised of plant-based polymers and wood-based composite resins manufactured through the further processing of certain of our proteins and starches and wood. Prior to the sale of its Kansas City facility in the first quarter of fiscal 2010, the other segment also included the production and packing of pet-related products, which principally included extruded plant-based resins and finished pet treats.  See Note 9 for restructuring activity completed in fiscal 2009.

The Company sells its products on normal credit terms to customers in a variety of industries located primarily throughout the United States.  The Company operates a plant in Atchison, Kansas and formerly operated a plant in Pekin, Illinois, which the Company temporarily closed during fiscal 2009.  During the second quarter of fiscal 2010, through a series of transactions, the Company formed a new 50 percent joint venture by contributing its former Pekin, Illinois plant to a newly formed company, Illinois Corn Processing, LLC (“ICP”), and then sold a 50 percent interest in ICP.  The Company purchases food grade alcohol products manufactured by ICP.  The Company produces textured wheat proteins through a toll manufacturing arrangement at a facility in Kansas City, Kansas, which it operated prior to its sale in August 2009, and operates a facility in Onaga, Kansas for the production of plant-based biopolymers and wood composites.

Use of Estimates.  The financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  The application of certain of these policies places significant demands on management’s judgment, with financial reporting results relying on estimation about the effects of matters that are inherently uncertain.  For all of these policies, management cautions that future events rarely develop as forecast, and estimates routinely require adjustment and may require material adjustment.

Principles of Consolidation.  The Consolidated Financial Statements include the accounts of MGP Ingredients, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents.  Short-term liquid investments with an initial maturity of 90 days or less are considered cash equivalents.  Cash equivalents are stated at cost, which approximates market value due to the relatively short maturity of these instruments.    At various points in time during the years ended June 30, 2010 and 2009, cash balances exceeded limits established by the Federal Deposit Insurance Corporation.

Restricted Cash.  The Company segregates certain interest bearing cash accounts in accordance with commodity exchange requirements.  Restricted cash consists of interest bearing clearing accounts on deposit with and pledged to the Company’s broker for exchange-traded commodity instruments.

Receivables.  Receivables are stated at the amounts billed to customers.  The Company provides an allowance for estimated doubtful accounts.  This allowance is based upon a review of outstanding receivables, historical collection information and existing economic conditions.  Accounts receivable are ordinarily due 30 days after the issuance of the invoice.  Receivables are considered delinquent after 30 days past the due date.  These delinquent receivables are monitored and are charged to the allowance for doubtful accounts based upon an evaluation of individual circumstances of the customer.  Account balances are written off after collection efforts have been made and potential recovery is considered remote.

Inventory.  Inventory includes finished goods, raw materials in the form of agricultural commodities used in the production process and certain maintenance and repair items.  Inventories are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.

Derivative Instruments.  The Company recognizes all derivatives as either assets or liabilities at their fair values.  Accounting for changes in the fair value of a derivative depends on its designation and effectiveness.  Derivatives qualify for treatment as hedges for accounting purposes when there is a high correlation between the change in fair value of the instrument and the related change in value of the underlying commitment.  In order to designate a derivative financial instrument as a hedge for accounting purposes, extensive record keeping is required. For derivatives that qualify as hedges for accounting purposes, the change in fair value has no net impact on earnings, to the extent the derivative is considered effective, until the hedged transaction affects earnings.  For derivatives that are not designated as hedging instruments for accounting purposes, or for the ineffective portion of a hedging instrument, the change in fair value affects current period net earnings.  Management determined that the extensive record keeping requirements associated with accounting for hedges were too burdensome to maintain and discontinued hedge accounting in April 2008.

The Company holds and issues certain derivative instruments to primarily manage market risks associated with grain purchases including commodity futures and option contracts.  While management believes that each of these instruments primarily are entered into in order to effectively manage various market risks, as of June 30, 2010 none of the derivatives are designated and accounted for as accounting hedges.

Properties and Depreciation.  Property and equipment are stated at cost.  Additions, including those that increase the life or utility of an asset, are capitalized and all properties are depreciated over their estimated remaining useful lives.  Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings and improvements	20 – 30 years
Transportation equipment	5 – 6 years
Machinery and equipment	10 – 12 years

Maintenance costs are expensed as incurred. The cost of property and equipment sold or retired as well as related accumulated depreciation is eliminated from the property accounts with related gains and losses reflected in the Consolidated Statements of Operations.  The Company capitalizes interest costs associated with significant construction in progress, based on the weighted-average rates paid for long-term borrowing.  Total interest incurred for fiscal 2010 and 2009 is noted below:

Years ended,	June 30, 2010	June 30, 2009
Interest costs charged to expense (gross)	$1,757	$2,901
Less: Interest cost capitalized in other income	(13)	(91)
Total	$1,744	$2,810

Investment in Joint Ventures.  The Company accounts for its investment in non-consolidated subsidiaries under the equity method of accounting when the Company has significant influence.  Under the equity method of accounting, the Company reflects its investment in non-consolidated subsidiaries within the Company’s Consolidated Balance Sheets as “Investment in joint ventures”; the Company’s share of the earnings or losses of the non-consolidated subsidiaries are reflected as “Equity in loss of joint ventures” in the Consolidated Statements of Operations.

Earnings (loss) per Share.  Basic earnings per share data is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Potentially dilutive instruments are stock options and unvested restricted stock awards; as a result, anti-dilutive share units were 18,000, and 1,043,109 for the years ended June 30, 2010 and June 30, 2009, respectively.  The following is a reconciliation from the weighted average shares used for the basic earnings (loss) per share computation to the shares used for the diluted earnings (loss) per share computation for each of the years ended June 30, 2010 and 2009, respectively.

Years ended,	June 30, 2010	June 30, 2009(1)

Basic Shares	16,655,203	16,585,361
Additional weighted average shares attributable to:
Stock options	8,350		(1)
Restricted shares	418,570		(1)
Diluted Shares	17,082,123	16,585,361

(1)          The stock options and the restricted stock awards have not been considered due to the loss experienced in this year.

During fiscal 2010, the Company adopted ASC 260 10 Earning Per Share (formally FSP-EITF 03-6-1) - Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which requires the Company to evaluate existing share-based payment arrangements for any features that would make them participating securities. If such arrangements are found, they are required to be reported within earnings per share using a two-class method. The Company determined that their restricted shares arrangements have non-refundable dividend rights during the vesting period, and as such constitutes a separate class of shares. The impacts for the non-vested restricted share units (RSU), which constitutes a separate class of stock are not material.

Deferred Credit.  During the fourth quarter of fiscal 2001, the United States Department of Agriculture developed a grant program for the gluten industry in place of a two-year extension of a wheat gluten import quota that took effect on June 1, 1998. Over the life of the program, which was administered by the Commodity Credit Corporation (“CCC”) and which ended on May 31, 2003, the Company was eligible to receive nearly $26,000 of the program total of $40,000. For the first year of the program, approximately $17,300 was allocated to the Company, with the remaining $8,300 allocated in July 2002. The funds were required to be used for research, marketing, promotional and capital costs related to value-added gluten and starch products. Funds allocated on the basis of current operating costs were recognized in income as those costs were incurred. Funds allocated based on capital expenditures are being recognized in income as the capital projects are depreciated.  As of June 30, 2010 and 2009, deferred credit related to the USDA Grant was $5,379 and $6,190, respectively.

Income Taxes.  Deferred income tax assets and liabilities resulting from the effects of transactions reported in different periods for financial reporting and income tax are recorded using the liability method of accounting for income taxes.  This method gives consideration to the future tax consequences of the deferred income tax items and immediately recognizes changes in income tax laws upon enactment as well as applied income tax rates when facts and circumstances warrant such changes.  A valuation allowance is established to reduce deferred income tax assets when it is more likely than not that a deferred income tax asset may not be realized.   Additionally, the Company follows the provisions of FASB ASC 740, Income Taxes, related to the accounting for uncertainty in income tax positions, which requires management judgment and the use of estimates in determining whether the impact of a tax position is “more likely than not” of being sustained.  The Company considers many factors when evaluating and estimating its tax positions, which may require periodic adjustment and which may not accurately anticipate actual outcomes.  It is reasonably possible that amounts reserved for potential exposure could change significantly as a result of the conclusion of tax examinations and, accordingly, materially affect the Company’s operating results.

Revenue Recognition.  Revenue from the sale of the Company’s products is recognized as products are delivered to customers according to shipping terms and title has transferred.  Income from various government incentive grant programs is recognized as it is earned.  Sales include customer paid freight costs billed to customers of $11,772 and $15,836 for the years ended June 30, 2010 and 2009, respectively.

Advertising.  Advertising costs are expensed as incurred.  These costs totaled $126 and $224 for the years ended June 30, 2010 and 2009, respectively.

Research and Development.  Research and development costs are expensed as incurred.  These costs totaled approximately $918 and $1,416 for the years ended June 30, 2010 and 2009, respectively.

Long-Lived Assets and Loss on Impairment of Assets.  Management reviews long-lived assets, mainly fixed assets, whenever events or circumstances indicate that usage may be limited and carrying values may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are determined to be impaired, the impairment is measured by the amount by which the asset carrying value exceeds the estimated fair value of the assets.  Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell.  See Note 9 for a further discussion of impairment.

Fair Value of Financial Instruments.  The Company measures financial instruments in accordance with FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), for financial assets and liabilities measured on a recurring basis. ASC 820 defines the fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company determines the fair values of its financial instruments based on the fair value hierarchy established in ASC 820, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy is broken down into three levels based upon the observability of inputs. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability.

FASB ASC 825, Financial Instruments, requires the disclosure of the estimated fair value of financial instruments. The Company’s short term financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of the short term financial instruments approximates the fair value due to their short term nature. These financial instruments have no stated maturities or the financial instruments have short term maturities that approximate market.

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $2,755 and $15,227 at June 30, 2010 and 2009, respectively. The financial statement carrying value was $2,771 and $15,504 at June 30, 2010 and 2009, respectively.

Defined Benefit Retirement Plans. The Company accounts for its defined benefit plans in accordance with FASB ASC Topic 715, Compensation — Retirement Benefits (“ASC 715”).  ASC 715 requires the Company to recognize in its statement of financial position either an asset or a liability for a defined benefit plan’s funded status.  The Company’s liability is included in other non current liabilities on the Consolidated Balance Sheets.

The Company measures the funded status of its defined benefit plans using actuarial techniques that reflect management’s assumptions for discount rate, expected long-term investment returns on plan assets, salary increases, expected retirement, mortality, and employee turnover. Assumptions regarding employee and retiree life expectancy are based upon the RP 2000 Combined Mortality Table. The discount rate is determined based on the rates of return on long-term, high-quality fixed income investments using the Citigroup Pension Liability Index as of year end. The expected long-term rate of return on plan assets assumption for the pension plans is determined with the assistance of actuaries, who calculate a yield considering the current asset allocation strategy, historical investment performance, and the expected future returns of each asset class and the expected future reinvestment of earnings and maturing investments.

Other Post-retirement Benefit Plan. The Company accounts for its post —retirement benefit plan in accordance with ASC Topic 715, which requires the Company to recognize in its statement of financial position either an asset or a liability for a postretirement plan’s funded status.  The Company’s liability is included in Accrued Retirement Health and Life Insurance Benefits on the Consolidated Balance Sheets.

The Company measures the obligation for other post-retirement benefits using actuarial techniques that reflect management’s assumptions for discount rate, salary increases, expected retirement, mortality, employee turnover and future increases in healthcare costs. Assumptions regarding employee and retiree life expectancy are based upon the RP 2000 Combined Mortality Table. The discount rate is determined based on the rates of return on long-term, high-quality fixed income investments using the Citigroup Pension Liability Index as of year end.

Stock Options.  The Company has share-based employee compensation plans, which are described more fully in Note 8.  The Company accounts for share-based compensation using FASB ASC 718, Compensation — Stock Compensation (“ASC 718”).  Under the provisions of ASC 718, the cost of Share-Based Payments is recognized over the service period based on the fair value of the option or other instruments at the date of grant.  The grant date fair value is estimated using the Black - Scholes option-pricing model adjusted for the unique characteristics of the options or other instruments granted.  In accordance with ASC 718, the Company applied the Modified Prospective Application, which requires that all new awards and modified awards after the effective date and any unvested awards at the effective date be recognized as compensation cost ratably over the option vesting period.

Out-of-period Adjustments.

Accounts payable.  During the second quarter of fiscal 2010, management performed a detailed analysis of the accounts payable balance.  The analysis indicated certain transactions recorded in the prior fiscal year had been either duplicated or otherwise erroneously recorded.   After analysis, the Company determined certain recorded amounts were not owed and adjusted the accounts payable balance in the second quarter to correct the accounting records.

The impact of the correcting adjustment increased reported pretax income for the second quarter of fiscal 2010 by approximately $1,351.  Cost of sales was favorably impacted by $733, and other income was improved by $618 in the second quarter of fiscal 2010.  Management does not believe the impact of this out-of-period adjustment materially impacts the fair presentation of the Company’s operating results or financial condition for the periods impacted.

Change in Presentation to Prior Year Financial Statements.  During the fourth quarter of fiscal 2010, the Company identified an immaterial error related to how amounts billed to customers for freight are presented.  Historically, the Company had reported its sales net of freight costs billed to customers.  Based on the accounting guidance contained in FASB ASC 605 Revenue Recognition (subtopic 45 Principal versus Agent Considerations), freights costs billed to customers should be presented gross in both sales and cost of sales. Annual, quarterly and segment sales are now stated gross and prior periods have been conformed to the new presentation.  This resulted in a restatement to increase both sales and cost of sales for the quarterly and annual results for fiscal 2009 as well as first, second and third quarters of fiscal 2010.  The amounts of customer billed freight costs added to sales and cost of sales is as follows:

Period Ended	2010	2009

September 30,	$3,165	$5,600
December 31,	3,422	4,241
March 31,	2,553	2,915
June 30,	n/a	3,080
	$9,140	$15,836

The immaterial correction had no impact on net income (loss) or the Company’s Consolidated Balance Sheets, Consolidated Statements of Cash Flows, or Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss).  Previously reported amounts for gross profit and earnings (loss) per share also did not change as a result of this adjustment.

In addition, certain prior year amounts have been reclassified to conform to the current year presentation.  The consolidated financial statements reflect immaterial adjustments to the Company’s June 30, 2009 consolidated balance sheet.  These reclassification adjustments had no impact upon the Company’s previously reported earnings.  For the Consolidated Balance Sheet as of June 30, 2009, the Company reclassified $8,799 from other non-current liabilities to accrued retirement health and life insurance benefits.

NOTE 2:                                                OTHER BALANCE SHEET CAPTIONS

Inventory.  Inventory consists of the following:

	June 30, 2010	June 30, 2009

Raw materials	$1,743	$1,216
Finished goods	7,528	9,976
Work in process	535	718
Maintenance materials	2,944	5,831
Derivative instrument asset (liability)	14	(268)
Other	1,760	2,927
Total	$14,524	$20,400

Property and equipment.  Property and equipment consist of the following:

	June 30, 2010	June 30, 2009

Land, buildings and improvements	$31,397	$35,563
Transportation equipment	2,095	2,105
Machinery and equipment	128,101	124,930
Construction in progress	2,966	747
Property and equipment, at cost	164,559	163,345
Less accumulated depreciation	(107,196)	(100,036)
Property and equipment, net	$57,363	$63,309

Accrued expenses.  Accrued expenses consist of the following:

	June 30, 2010	June 30, 2009

Employee benefit plans (Note 8)	$1,179	$839
Salaries and wages	3,997	973
Restructuring charges — current portion	1,795	2,101
Property taxes	503	702
Other expenses	36	1,361
Total	$7,510	$5,976

NOTE 3:                                                INVESTMENT IN JOINT VENTURES

Investments in non-consolidated affiliates accounted for under the equity method generally include all entities in which the Company has significant influence, but not more than 50 percent voting control.  The Company’s investments accounted for on the equity method of accounting consist of the following: (1) 50 percent interest in D.M. Ingredients, GmbH, (“DMI”) which produces certain specialty starch and protein ingredients, and (2) 50 percent interest in ICP, which operates a distillery.

Formation of ICP Joint Venture

MGPI completed a series of related transactions on November 20, 2009 pursuant to which MGPI contributed its Pekin plant and certain maintenance and repair materials to a newly-formed company, ICP, and then sold 50 percent of the membership interest in ICP to Illinois Corn Processing Holdings, LLC (“ICP Holdings”), an affiliate of SEACOR Energy Inc., for proceeds of $15,000, less closing costs of $1,049.  ICP reactivated distillery operations at the Pekin facility during the third quarter of fiscal 2010.

MGPI purchases food grade alcohol products manufactured by ICP, and SEACOR Energy Inc. purchases fuel grade alcohol products manufactured by ICP.

In connection with these transactions, MGPI entered into various agreements with ICP and ICP Holdings, including a Contribution Agreement, an LLC Interest Purchase Agreement, a Limited Liability Company Agreement and a Marketing Agreement.

•                  Pursuant to the Contribution Agreement, MGPI contributed the Pekin plant to ICP at an agreed value of $30,000, consisting of land and fixed assets valued at $29,063 and materials and supply inventory valued at $937.

•                  Under the LLC Interest Purchase Agreement, MGPI sold ICP Holdings 50 percent of the membership interest in ICP for a purchase price of $15,000.  This agreement gives ICP Holdings the option to purchase up to an additional 20 percent of the membership interest in ICP at any time between the second and fifth anniversary of the closing date for a price determined in accordance with the agreement.

•                  Pursuant to the Limited Liability Company Agreement, each joint venture party initially has 50 percent of the voting and equity interests in ICP.  Control of day to day operations generally is retained by the members, acting by a majority in interest.  However, if either MGPI or SEACOR Energy is in default under its marketing agreement, referred to below, the other party (or ICP Holdings, in the case of a default by the Company) may assume sole control of ICP’s daily operations until the default is cured.  If ICP defaults for two consecutive months on its obligation to pay principal or interest on its loan from SEACOR Energy’s affiliate, ICP Holdings may assume control of ICP’s daily operations until it has positive EBITDA and is current on principal and interest payments.

The Limited Liability Company Agreement also provides for the creation of an advisory board consisting of three advisors appointed by MGPI and three advisors appointed by ICP Holdings. If ICP Holdings exercises its purchase option described above, it will be entitled to appoint four advisors and MGPI will be entitled to appoint two.

The Limited Liability Company Agreement generally provides for distributions to members to the extent of net cash flow, as defined, to provide for taxes attributable to allocations to them of tax items from ICP.  Any distributions of net cash flow in excess of taxes may be distributed at such time as the Board of Advisors determines.

The Limited Liability Company Agreement gives either member certain rights to shut down the plant if it operates at a loss.  Such rights are conditional in certain instances but absolute if EBITDA losses aggregate $1,500 over any three consecutive quarters or if ICP’s net working capital is less than $2,500.  ICP Holdings also has the right to shut down the plant if ICP is in default under its loan agreement for failure to pay principal or interest for two months.

The Limited Liability Company Agreement contains various buy/sell provisions and restrictions on transfer of membership interests. These include buy/sell provisions relating to a member’s entire interest that may apply if the members are unable to agree on a material decision about ICP or that may be exercised by any member at any time after November 20, 2010.  Another provision would entitle MGPI to a disproportionate distribution of the excess of the sales price over specified amounts if ICP is sold before November 20, 2012.

•                  Under the Marketing Agreement, ICP manufactures and supplies food-grade and industrial-use alcohol products for MGPI and MGPI purchases, markets and sells such products for a marketing fee.  The Marketing Agreement provides that MGPI will share margin realized from the sale of the products under the agreement with ICP.

The Marketing Agreement has an initial term of one year but automatically renews for one year terms thereafter, subject to specified exceptions, including the following:  (i) there is an uncured breach by one of the parties, (ii) MGPI gives timely notice of termination, (iii) MGPI ceases to be a member of the joint venture, or (iv) the parties are unable to mutually agree to modifications to the Marketing Agreement that are proposed in good faith by one of the parties as necessary or desirable to further the purposes of the parties’ respective expectations of economic benefits to be derived under the Marketing Agreement and their interests in ICP.  For six months following expiration or termination of the Marketing Agreement, ICP will provide MGPI with reasonable assistance to transition production of the products it makes for the Company to another producer that MGPI designates.   SEACOR Energy Inc. has entered into a similar agreement with ICP with respect to the marketing of fuel grade alcohol.

An affiliate of SEACOR Energy, Inc. has provided funding to ICP through two loans secured by all of the assets of ICP, including the Pekin Plant. Among other matters, losses or working capital deficiencies that would entitle a member of ICP to shut down the plant are events of default under these loan agreements which, upon any requisite notice and/or lapse of time, would entitle the lender to exercise its remedies, including foreclosing on ICP’s assets and, in the case of the working capital deficiency or successive losses, enforcing the plant closure provisions in the Limited Liability Company Agreement referred to above.  The loans are non-recourse to MGPI.

The LLC Agreement permits MGPI to pledge its interest in ICP to secure the Company’s obligations under its credit facility with Wells Fargo Bank, National Association, and MGPI has done so as of November 20, 2009.

The Contribution Agreement and the LLC Interest Purchase Agreement require MGPI to indemnify ICP and ICP Holdings from and against any damages or liabilities arising from a breach of the Company’s representations and warranties in the Contribution Agreement and the IPA and also with respect to certain environmental damages or liabilities related to the recommencement of production at the Pekin plant or to operations at the Pekin plant prior to the closing.  The amount of damages, with the exception of taxes and environmental matters, is limited to a maximum of $30,000.

MGPI recognized a pre-tax charge of $2,294 related to the completion of these transactions that has been included in MGPI’s Consolidated Statements of Operations as “Loss on joint venture formation”.  The charge consists of $1,245 to adjust the book value of the Pekin plant balance sheet assets contributed to the joint venture to the implied value and $1,049 for professional fees associated with the transaction.  See Note 1 for a discussion on an out-of-period adjustment related to this transaction.

On January 29, 2010, ICP acquired the existing steam facility that services the Pekin plant for $5,000.  The Company and ICP Holdings each contributed $1,000 and will fund the balance of the purchase price over the next two years.

The Company does not direct or control the activities of ICP that most significantly determine the economic performance of this investment.  These responsibilities are shared with the Company’s new joint venture partner. In addition, Management has determined that since the Company will not absorb a majority of any gains or losses related to ICP that this investment should not be consolidated.

ICP’s debt is non-recourse.  The Company is committed to funding an additional $1,500 for capital improvements at ICP.  This commitment plus amounts already invested at June 30, 2010 make the maximum exposure to losses related to ICP to be $15,474.

Related Party Transactions

 See Note 17 for discussion related to related party transactions with ICP.

Summary Financial Information

Condensed financial information of the Company’s non-consolidated equity method investment in ICP as June 30, 2010 and for the period from inception (November 21, 2009) is shown below.  Consolidated retained earnings of the Company at June 30, 2010 do not include any undistributed earnings related to ICP as ICP includes a cumulative loss at June 30, 2010.

Inception to June 30, 2010
ICP’s Operating results:
Net sales	$36,092
Cost of sales and expenses	(40,144)
Net loss	$(4,052)

June 30, 2010
ICP’s Balance Sheet:
Current assets	$20,567
Noncurrent assets	30,898
Total assets	$51,465

Current liabilities	$12,729
Noncurrent liabilities	10,788
Equity	27,948
Total liabilities and equity	$51,465

The Company’s equity in loss of joint ventures is as follows:

	June 30, 2010	June 30, 2009

ICP (50% interest)	$(2,026)	$	n/a
DMI (50% interest)	(147)	(114)
	$(2,173)		$(114)

The Company’s investment in the unconsolidated subsidiary is as follows:

	June 30, 2010	June 30, 2009

ICP (50% interest)	$13,974	$ n/a
DMI (50% interest)	292	238
	$14,266	$238

NOTE 4:                                                CORPORATE BORROWINGS AND LEASE OBLIGATIONS

Indebtedness Outstanding.  Debt consists of the following:

	June 30, 2010	June 30, 2009

Credit Agreement	$—	$—
Former Credit Facility terminated in July, 2009 (variable interest rate, 7.0%)	—	17,833
Secured Promissory Note, 6.00% (variable interest rate), due monthly to July, 2016.	1,783	—
Secured Promissory Note, 5.26%, due monthly to October, 2011.(i)	—	3,559
Secured Promissory Note, 5.92%, due monthly to September, 2010.(i)	—	2,076
Secured Promissory Note, 5.45%, due monthly to May, 2013.	—	1,289
Secured Promissory Note, 7.00%, due March, 2011 (as amended).	—	2,000
Secured Promissory Note, 7.63%, due semi-annually to March, 2014.	—	1,500
Secured Promissory Note, 7.00%, due July 2010 (as amended).	—	2,768
Unsecured Promissory Note, 10.00%, due monthly to July, 2010.	—	864
Capital Lease Obligations, 4.25% - 7.91%, due monthly to October, 2013.	988	1,448

Total	2,771	33,337

Less Former Credit Facility	—	(17,833)
Less current maturities of long term debt	(689)	(3,147)
Less liabilities related to assets held for sale	—	(2,725)

Long-term debt	$2,082	$9,632

(i)             Obligation included within “Liabilities related to assets held for sale.”

Credit Agreement.  On July 21, 2009, the Company entered a new revolving Credit and Security Agreement with Wells Fargo Bank, National Association.  The Credit And Security Agreement, has been amended by consents dated August 19, 2009, December 21, 2009, December 31, 2009 and February 2, 2010 and by a First Amendment (“First Amendment”) dated June 30, 2010  (as so amended, the “Credit Agreement”).  The Credit Agreement, which matures in July 2012, generally provides for a Maximum Line of Credit of $25,000, subject to borrowing base limitations.  At August 31, 2010, approximately $0 was outstanding and $20,174 was available under the Credit Agreement.  Borrowings under the Credit Agreement bear interest, payable monthly, at a variable rate equal to Daily Three Month LIBOR plus 5.00%, but not less than 5.50%. During a default period, the interest rate may be increased by 3.00% at the lender’s discretion. The Credit Agreement provides for minimum interest of $500 annually, an unused line fee of ..50% per annum and origination fees, letter of credit fees and other administrative fees. (Pursuant to the First Amendment, the lender agreed to permit minimum interest otherwise payable in the loan year ended in July 2010 to be paid in the loan year ended in July 2011, as a result of which the minimum interest provision for loan year 2011 will be approximately $650.)   If the Company terminates the facility prior to the maturity date or the lender terminates during a default period, there is a prepayment fee of 3.00% if the termination occurs prior to the first anniversary date, declining to 1.00% if the termination occurs after the second anniversary of the initial funding. The Credit Agreement is secured by a security interest in substantially all of the Company’s personal property and by mortgages and leasehold mortgages on its facilities in Atchison and Onaga, Kansas.    The Credit Agreement contains various covenants, including covenants which generally restrict dividends, capital expenditures and increases in bonuses and salaries and prohibit liens, other than permitted liens, indebtedness, except existing indebtedness and indebtedness to the lender, and investments in other persons.

Under the Credit Agreement, the Company must meet specified monthly, cumulative net income requirements (aggregating $3,500 for fiscal year 2010 and $1,000 for the first quarter of fiscal 2011).  No targets have been set for dates beyond the first quarter of fiscal 2011 as of August 31, 2010.   The Company must also meet, at fiscal year end, a minimum debt service coverage ratio ( (a) the sum of (i) funds from operations (net income plus depreciation and amortization, plus or minus increases or decreases in deferred income taxes and LIFO reserves, plus other non-cash items) plus (ii) interest expense minus (iii) unfinanced capital expenditures minus (iv) dividends and distributions paid during the period, divided by (b) the sum of (i) current maturities of long term debt plus (ii) interest expense) of not less than 1.15 to 1.0.  The lender has significant lending discretion under the Credit Agreement; it may modify the Company’s borrowing base and various components thereof in its reasonable discretion, thereby affecting the amount of credit available to the Company.   The lender may modify or reduce the borrowing base at its sole (but reasonable) discretion as well as terminate or accelerate the Company’s obligations under the Credit Agreement upon the occurrence of various events in addition to payment defaults and other breaches, including such matters as over advances arising from reductions in the borrowing base, certain changes in the Board, failure to pay taxes when due, defaults under other material debt, lease or other contracts and the Company’s CEO ceasing to be actively engaged in the Company’s day to day business activities if the Company’s fails to hire a successor acceptable to the lender within 90 days.

6.00% (variable interest rate) Secured Promissory Note, due monthly to July 2016.  On July 20, 2009, Union State Bank — Bank of Atchison (“Bank of Atchison”), which previously had loaned the Company $1,500, agreed to loan the Company an additional $2,000.  The note for this loan is secured by a mortgage and security interest on the Company’s Atchison plant and equipment.  The note bears interest at 6.00% over the three year treasury index, adjustable quarterly, and is payable in 84 monthly installments of $32, with any balance due on the final installment. See Note 17 for further discussion on this related party transaction.

5.26% Secured Promissory Note, due monthly to October, 2011.  On September 24, 2004, the Company borrowed $9,795 from GE Capital Public Finance, Inc. (“GECPF”).  The Company’s borrowings bore interest at 5.26% per annum and were payable in 83 consecutive monthly payments of $140 and an 84th payment equal to the unpaid principal and interest, commencing November 1, 2004.  The debt was secured by a security interest in specified equipment located at the Company’s former facility in Kansas City, Kansas As referenced in Note 10 to the consolidated financial statements, at June 30, 2009, certain assets at the Kansas City facility were being held pending sale.  On August 21, 2009, the Company sold these assets and paid $650 in principal on this note.  Accordingly, $650 of this note, for which a security interest in these assets was granted, was classified as a current liability at June 30, 2009 under “Liabilities related to assets held for sale.”     On January 27, 2010, the Company paid the $2,147 outstanding balance on this note and obtained release of the related lien on its equipment that secured the note.

5.92% Secured Promissory Note, due monthly to September 2010.   On September 29, 2005, the Company borrowed $7,000 from General Electric Capital Corporation (“GECC”).  The Company’s borrowings bore interest at 5.92% per annum and were payable in monthly payments of $135 with the final payment being adjusted for the remaining amount of outstanding principal and interest.  The debt was secured by a security interest in all of the Company’s equipment located or to be located at the Company’s facility in Kansas City, Kansas.   As further discussed in Note 10 to the consolidated financial statements, at June 30, 2009, certain assets at the Company’s Kansas City facility were being held pending sale.  On August 21, 2009, the Company sold these assets and paid the remaining balance due on this note.  Accordingly, this note, for which a security interest in these assets was granted, was classified as a current liability at June 30, 2009 under “Liabilities related to assets held for sale”.

5.45% Secured Promissory Note.  On April 9, 2008, the Company, through its wholly-owned subsidiary, Firebird Acquisitions, LLC, (“Firebird Acquisitions”), borrowed $1,600 from Commerce Bank, National Association (“Commerce Bank”) to finance the acquisition of a corporate aircraft.  The Company’s obligation to Commerce Bank bore interest at 5.45% per annum, was payable in equal monthly payments of $31 and was secured by a security interest in the aircraft.  On February 2, 2010, the Company paid $1,137 to Commerce in full payment of the note and obtained release of the related lien on the aircraft.

7.00% Secured Promissory Note due March 2011 (as amended).  On March 27, 2009, the Company borrowed $2,000 from the Cloud L. Cray, Jr. Trust (“Cray Trust”) pursuant to a subordinated secured promissory note which, as amended, provided for interest at the rate of 7.00% per annum and the payment of principal and interest in a lump sum on March 27, 2011. The note initially was secured by mortgages on the Company’s Atchison and Pekin production facilities and by a security interest in substantially all of the Company’s personal property, other than accounts receivable, inventory, its interest in its German joint venture and equipment at the Kansas City facility and was subject to the provisions of subordination agreements with Wells Fargo Bank, Union Bank and Exchange National Bank & Trust Company of Atchison.  On December 21, 2009, the Company paid $2,101 to the Cray Trust in full payment of all amounts due under the note and obtained release of remaining liens.   See Note 17 for further discussion of this related party transaction.

7.63% Secured Promissory, due semi-annually to March 2014.   On March 31, 2009, the Company borrowed $1,500 from the Bank of Atchison.  The loan bore interest, payable semi-annually commencing on September 30, 2009, at a variable rate (which adjusted quarterly commencing on June 30, 2009) equal to 6.00% plus the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of three years. Principal installments of $150 were scheduled for March 31, 2011, March 31, 2012 and March 31, 2013, and the balance of the loan was payable on March 31, 2014.  The loan was secured by a mortgage and security interest on the Company’s Onaga, Kansas plant and equipment and its Atchison flour mill plant and equipment.  On February 24 and 25, 2010, the Company made payments aggregating $1,546 in full satisfaction of its outstanding obligations under this debt and obtained release of the related liens.

7.00% Secured Promissory Note due July 2010 (as amended).  On April 15, 2009, the Company borrowed $2,800 from Exchange National Bank & Trust Co. of Atchison. The loan bore interest, payable monthly, at the rate of 7.00% per annum.  Principal on the note, as amended, was due on July 5, 2010.   The loan was secured by a mortgage and security interest on the Company’s Pekin plant and equipment, a leasehold mortgage on its new executive office building and technical center in Atchison and a pledge of the related industrial revenue bond issued by the City of Atchison that the Company owns. On November 20, 2009, the Company paid the lender $2,811 from proceeds of the sale of a 50% interest in ICP in full satisfaction of its obligations under this loan and obtained release of the related liens.   See Note 17 for further discussion on this related party transaction.

10.00% Unsecured Promissory Note.  On May 4, 2009, the Company delivered an unsecured note payable to Union Pacific for $998 which reduced trade accounts payable by a like amount.  The note bore interest at the rate of 10.00% per annum and was payable in 14 monthly installments of principal and interest aggregating $75 and a final payment of $12. On December 21, 2009, the Company paid the $450 outstanding balance on the note.

9.00% Secured Promissory note, due monthly to June 2011.  On July 21, 2009, the Company and Central Illinois Light Company (“CILCO”) entered a restructuring agreement dated as of July 20, 2009 whereby the Company acknowledged that it owed Central Illinois $11,614 under a steam agreement, a gas agreement and a delivery service agreement at its temporarily idled Pekin, Illinois facility.  The note bore interest at 9.00%, payable monthly commencing August 14, 2009, and was secured by a second mortgage on the Company’s former Pekin, Illinois plant.    Principal was payable in 18 equal monthly installments, with the first installment due on October 14, 2009. The note was secured by an assignment of an anticipated income tax refund of approximately $5,500, which was received and applied to the note in October, 2009.   After application of the refund to the note, the monthly principal payment was recalculated.  On November 20, 2009, the Company paid $6,267 to CILCO from proceeds of the sale of a 50% interest in ICP in full satisfaction of its obligations to CILCO under the note and secured a release of the related mortgage.

Former Credit Facility.  At June 30, 2009, the Company had a term loan facility (“former credit facility”) which, as amended, provided for a maximum of $25,000 in borrowings, subject to borrowing base limitations.  It was secured by substantially all of the Company’s personal property and real estate except for the Company’s Kansas City, Kansas facility, the Company’s leasehold interest in its new office building and technical center and the Company’s interest in its German joint venture.  At June 30, 2009, there was $17,833 in outstanding borrowings and $4,189 available under the former credit facility (after giving effect to borrowing base limitations).  Borrowings bore interest at prime plus 3.00%, with prime being not less than the greater of 4.00%, the Commerce Bank, N.A.’s prime rate or the federal funds rate plus 1.00%.  As of such date, the aggregate commitments under the former credit facility were to have reduced to $7,500 on July 16, 2009, which date was subsequently extended to July 24, 2009.  The former credit facility was to have terminated on September 3, 2009.  On July 21, 2009, the initial funding date of the Credit Agreement, the Company drew $15,940 under the Credit Agreement to pay all obligations under the former credit facility, and this facility was terminated on this date. During much of fiscal 2009 the Company was not able to maintain compliance with its debt covenants and as a result seven amendments to the former credit facility were executed.   In addition to interest expense, during the fiscal year ended June 30, 2009 the Company incurred and expensed bank fees and other charges related to amendments of its former credit facility of approximately $458.

Leases

Capital Lease Obligations.  These were entered in connection with implementation of numerous information technology initiatives and other equipment purchases which have been funded under various capital lease agreements with rates ranging from 4.56% to 7.792%.  These agreements have final maturities ranging from September 2010 to October 2013.  Certain of these leases are secured.

4.90% Industrial Revenue Bond Obligation.  On December 28, 2006, the Company engaged in an industrial revenue bond transaction with the City of Atchison, Kansas pursuant to which the City (i) under a trust indenture, (“the Indenture”), issued $7,000 principal amount of its industrial revenue bonds (“the Bonds”) to the Company and used the proceeds thereof to acquire from the Company its newly constructed office building and technical innovations center in Atchison, Kansas, (“the Facilities”) and (ii) leased the Facilities back to the Company under a capital lease (“the Lease”).  The assets related to this transaction are included in property and equipment.

The bonds mature on December 1, 2016 and bear interest, payable annually on December 1 of each year commencing December, 2007 at the rate of 4.90% per annum.  Basic rent under the lease is payable annually on December 1 in an amount sufficient to pay principal and interest on the bonds.  The Indenture and Lease contain certain provisions, covenants and restrictions customary for this type of transaction.  In connection with the transaction, the Company agreed to pay the city an administrative fee of $50 payable over 10 years.

The purpose of the transaction was to facilitate certain property tax abatement opportunities available to the Company related to the newly constructed facilities.  The facilities acquired with bond proceeds will receive property tax abatements which terminate upon maturity of the Bonds on December 1, 2016.  The issuance of the Bonds was integral to the tax abatement process.  Financing for the Facilities was provided internally from the Company’s operating cash flow.  Accordingly, upon consummation of the transaction and issuance of the Bonds, the Company acquired all bonds issued for $7,000, excluding transaction fees.  As a result, the Company owns all of the outstanding Bonds.  It is management’s intention to hold these bonds to their maturity.  Because the Company owns all outstanding bonds, management considers the debt de-facto cancelled and, accordingly, no amount for these Bonds is reflected as debt outstanding on the Consolidated Balance Sheets as of June 30, 2010 or 2009.

Leases and Debt Maturities.  The Company leases railcars and other assets under various operating leases.  For railcar leases, the Company is generally required to pay all service costs associated with the railcars.  Rental payments include minimum rentals plus contingent amounts based on mileage.  Rental expenses under operating leases with terms longer than one month were $2,940 and $3,431 for the years ended June 30, 2010 and 2009, respectively.  Minimum annual payments and present values thereof under existing debt maturities, capital leases and minimum annual rental commitments under non-cancelable operating leases are as follows:

		Capital Leases
	Long-Term Debt	Minimum Lease Payments	Less Interest	Net Present Value	Total Debt	Operating Leases

2011	$256	$450	$17	$433	$689	$2,422
2012	276	272	3	269	545	2,010
2013	298	218	1	217	515	1,608
2014	322	69	—	69	391	981
2015	347	—	—	—	347	861
Thereafter	284	—	—	—	284	1,213
Total	$1,783	$1,009	$21	$988	$2,771	$9,095

NOTE 5:               INCOME TAXES

The provision (benefit) for income taxes is comprised of the following:

Years ended,	June 30, 2010	June 30, 2009

Current:
Federal	$(4,825)	$(6,800)
State	57	(133)
	(4,768)	(6,933)

Deferred:
Federal	—	(8,815)
State	—	2,960
	—	(5,855)
Total	$(4,768)	$(12,788)

A reconciliation of the provision for income taxes at the normal statutory federal rate to the provision included in the accompanying consolidated statements of operations is shown below:

Years ended,	June 30, 2010	June 30, 2009

“Expected” provision at federal statutory rate	$1,387	$(28,598)
State income taxes	156	(3,801)
State tax credits	—	(107)
Change in valuation allowance	(6,311)	19,818
Other	—	(100)
Provision for income taxes	$(4,768)	$(12,788)
Effective tax rate	(120.1)%	15.6%

For the year ended June 30, 2010, the effective rate differs from the Company’s statutory rate primarily due to changes in the federal and state valuation allowance and the benefit of a tax law change occurring during the second quarter of fiscal 2010.  Under the Worker, Homeownership, and Business Assistance Act of 2009, which was enacted during the second quarter, the Company became eligible to carry back net operating losses generated in the fiscal year ended June 30, 2009 to the five preceding tax years, instead of the two years allowed under previous tax law.  The Company filed a claim to carry an approximately $11,900 of additional net operating loss back.  An income tax benefit of approximately $4,700 was recognized during the second quarter of fiscal 2010 related to this carryback claim.  The cash refund associated with the carryback claim was received during January 2010.

The tax effects of temporary differences related to deferred income taxes shown on the consolidated balance sheets are as follows:

	June 30, 2010	June 30, 2009

Deferred income tax assets:
Post-retirement liability	$3,181	$3,426
Deferred income	2,094	2,445
Stock based compensation	1,396	1,052
Federal operating loss carryforwards	12,099	17,628
State tax credits	3,020	3,018
State operating loss carryforwards	6,907	6,800
Other	4,271	6,421
Less: valuation allowance	(14,600)	(20,443)
Gross deferred income tax assets	18,368	20,347

Deferred income tax liabilities:
Fixed assets	(11,686)	(15,763)
Joint venture investment	(1,736)	—
Other	(4,946)	(4,584)
Gross deferred income tax liabilities	(18,368)	(20,347)
Net deferred income tax liability	$—	$—

The above net deferred income tax liability is presented on the consolidated balance sheets as follows:

	June 30, 2010	June 30, 2009

Deferred income tax asset - current	$6,267	$1,218
Deferred income tax liability - long-term	(6,267)	(1,218)
Net deferred income tax liability	$—	$—

The amount of income taxes that the Company pays is subject to ongoing audits by federal and state taxing authorities.  The Company believes that it has adequately provided for any reasonably foreseeable outcome related to this matter.  However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessment is made or resolved.

The Company establishes a valuation allowance against certain deferred income tax assets if management believes, based on its assessment of historical and projected operating results and other available facts and circumstances, that it is  more-likely-than-not that all or a portion of the deferred income tax assets will not be realized.  Management reassessed the need for a valuation allowance for its deferred income tax assets.  It was determined that a full valuation allowance was appropriate on its net deferred income tax assets of $14,600 and $20,443 at June 30, 2010 and June 30, 2009, respectively.

As of June 30, 2010, the Company had approximately $34,534 and $91,680 of federal and state net operating loss carryforwards, respectively.  The federal net operating loss will expire before the end of fiscal year 2029.  Due to varying state carryforward periods, the state net operating losses will expire between fiscal years 2013 and 2029.  The Company also has state tax credit carryforwards of approximately $3,020.  The state tax credits will expire in varying periods through fiscal year 2015.

FASB ASC 740, Income Taxes, includes a section which clarifies the accounting for uncertainty in income taxes by defining criteria that a tax position on an individual matter must meet before the tax benefit of that position is recognized in the financial statements.

As of June 30, 2010, the total gross amount of unrecognized tax benefits (excluding interest and penalties) was $29, all of which would impact the effective rate, if recognized.  As of June 30, 2009, the total gross amount of unrecognized tax benefits (excluding interest and penalties) was $365, all of which would impact the effective tax rate, if recognized.

The Company has elected to treat interest and penalties related to tax liabilities as a component of income tax expense.  During the year ended June 30, 2010, the Company recorded a net decrease in interest and penalties accrued related to uncertain tax positions of approximately $13 and $0, respectively, as a component of income tax expense.  Accrued interest and penalties were $36 and $13, respectively, as of June 30, 2010.

The following is a reconciliation of the total amount of unrecognized tax benefits (excluding interest and penalties) for the fiscal years ended June 30, 2010 and June 30, 2009:

	June 30, 2010	June 30, 2009
Beginning of year balance	$124	$1,053

Additions for tax positions of prior years	228	—
Decreases for tax positions of prior years	—	(647)
Additions for tax positions of the current year	13	92
Settlements with taxing authorities	—	—
Lapse of applicable statute of limitations	—	(374)

End of year balance	$365	$124

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits will not decrease significantly in the next 12 months.

The Company’s 2006 through 2010 Federal and state income tax returns are open to examination.

NOTE 6:               CAPITAL STOCK

Common Stock shareholders are entitled to elect four of the nine members of the Board of Directors, while Preferred Stock shareholders are entitled to elect the remaining five members.  Common Stock shareholders are not entitled to vote with respect to a merger, dissolution, lease, exchange or sale of substantially all of the Company’s assets, or on an amendment to the Articles of Incorporation, unless such action would increase or decrease the authorized shares or par value of the Common or Preferred Stock, or change the powers, preferences or special rights of the Common or Preferred Stock so as to affect the Common Stock shareholders adversely.  Generally, Common Stock shareholders and Preferred Stock shareholders vote as separate classes on all other matters requiring shareholder approval.  A majority of the outstanding shares of the company’s preferred stock is held by the MGP Ingredients Voting Trust.  The beneficial interests in the voting trust are held by the Cray Family Trust.  The trustees of the MGP Ingredients Voting Trust are Cloud L. Cray, Jr., Richard B. Cray and Laidacker M. Seaberg.  Cloud L. Cray, Jr., and Richard B. Cray also are trustees of the Cray Family Trust.

NOTE 7:               COMMITMENTS

The Company purchases its corn requirements for its Atchison plant through a single elevator company.  If the Company fails to purchase at least 13 million bushels each 12 months, it must pay the elevator company $0.03 per bushel for each bushel less than 13 million purchased.  The elevator company may terminate if the Company fails to purchase the specified minimums, in which case the Company would be obligated to pay the elevator company $260 plus the costs incurred by the elevator company in contracting with a different customer for the delivery of corn purchased for the Company pursuant to previously issued Company delivery orders.  The Company has complied with its commitment under this agreement.  The Company has commitments to purchase corn to be used in operations during the first 4 weeks of fiscal 2011 totaling $846.

The Company has commitments to purchase natural gas at fixed prices for the months of July 2010 through May 2011.  The commitment at June 30, 2010 totals 33,100 mmbtu, or $163.

Beginning in the quarter ended December 31, 2008, the Company entered into supply contract for flour for use in the production of protein and starch ingredients.  As a result, the Company no longer purchases wheat directly. The initial term of the agreement, as amended, expires October 23, 2015.

The Company budgeted approximately $12,300 for fiscal 2011 capital expenditures.  The Company has purchase commitments of approximately $308 related to the water cooling project at June 30, 2010.

NOTE 8:               EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plan.  The Company has an employee stock ownership plan covering all eligible employees after certain eligibility requirements are met.  There were no contributions to the plan for the years ended June 30, 2010 or June 30, 2009 and the Company intends to terminate the plan.   Prior contributions had been made in the form of cash and/or additional shares of common stock.

401(k) Plans.  The Company has established 401(k) profit sharing plans covering all employees after certain eligibility requirements are met.  Amounts charged to operations related to the plans totaled $1,061 and $389 for the years ended June 30, 2010 and June 30, 2009, respectively.

Defined Benefit Retirement Plans.  The Company sponsors two partially funded, noncontributory qualified defined benefit pension plans, which covers substantially all union employees at Atchison and former employees at the Pekin facility.  The benefits under these pension plans are based upon years of qualified credited service; however benefit accruals under the Atchison plan were frozen as of October 15, 2009 and benefit accruals under the Pekin plan were frozen as of December 10, 2009.   The Company’s funding policy is to contribute annually not less than the regulatory minimum and not more than the maximum amount deductible for income tax purposes.  The measurement and valuation date of the plans is June 30.  The Company accrued $100 and $405 related to the plans during fiscal 2010 and 2009, respectively.

Other Post-Retirement Benefit Plan.  The Company sponsors an unfunded, contributory qualified plan that provides life insurance coverage as well as certain health care and medical benefits, including prescription drug coverage, to certain retired employees.  This post-retirement benefit plan is contributory and provides benefits to retirees and their spouses.  Contributions are adjusted annually.  The plan contains fixed deductibles, coinsurance and out-of-pocket limitations.  The life insurance segment of the plan is noncontributory and is available to retirees only. During fiscal 2010, the plan experienced a partial settlement and a curtailment related to the Pekin facility and its subsequent inclusion in a joint venture.

The liability for such benefits is unfunded as it is the Company’s policy to fund benefits payable as they come due.  The Company’s measurement date is June 30.  The Company expects to contribute approximately $782 to the plan in fiscal year 2011.

The amount in accumulated other comprehensive income expected to be recognized as components of net period benefit cost during fiscal year 2011 is approximately $71.  The status of the Company’s plans at June 30, 2010 and June 30, 2009, respectively, was as follows:

	Defined Benefit Retirement Plan		Post-Retirement Benefit Plan
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Change in benefit obligation:
Beginning of year	$3,689	$3,039	$8,799	$7,697
Service cost	138	564	197	301
Interest cost	231	194	482	498
Actuarial loss	556	122	715	855
Curtailment gain	—	—	(501)	—
Settlement gain	—	—	(873)	—
Benefits paid	(27)	(230)	(649)	(552)
Benefit obligation at end of year	$4,587	$3,689	8,170	$8,799

The following table shows the change in plan assets based on the Fiscal 2010 and 2009 measurement dates, respectively:

	Defined Benefit Retirement Plan		Post-Retirement Benefit Plan
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Fair value of plan assets at beginning of year	$2,228	$2,193	$—	$—
Actual return on plan assets	216	(522)	—	—
Employer contributions	405	787	—	—
Benefits paid	(27)	(230)	—	—
Fair value of plan assets at end of year	$2,822	$2,228	$—	$—

Assumptions used to determine accumulated benefit obligations as of the year-end were:

	Defined Benefit Retirement Plan		Post-Retirement Benefit Plan
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Discount rate	5.25%	6.29%	5.11%	6.23%
Average compensation increase	n/a	n/a	4.50%	4.50%
Measurement date	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Assumptions used to determine net benefit cost for the years ended June 30, 2010 and 2009 were:

	Defined Benefit Retirement Plan		Post-Retirement Benefit Plan
	2010	2009	2010	2009
Expected return on assets	7.00%	7.00%	—	—
Discount rate	6.29%	6.41%	6.23%	6.41%
Average compensation increase	n/a	n/a	4.50%	4.50%
Measurement date	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Components of net periodic benefit cost are as follows:

	Defined Benefit Retirement Plan		Post-Retirement Benefit Plan
Years ended,	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Service cost	$138	$564	$197	$301
Interest cost	231	194	482	498
Expected return on assets	(169)	(175)	—	—
Amortization of unrecorded prior service cost	13	25	(24)	(37)
Curtailment loss	120	—	—	—
Other amortization	86	16	32	20
Total	$419	$624	$687	$782

Changes in plan assets and benefit obligations recognized in other comprehensive income (loss) are as follows:

	Defined Benefit Retirement Plan		Post-Retirement Benefit Plan
Years ended,	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Net actuarial loss	$509	$819	$715	$855
Recognized net actuarial loss	(85)	(16)	(32)	(20)
Prior service cost recognized due to curtailment	—	—	124	—
Unrecognized loss due to curtailments and settlements	—	—	(621)	—
Amortization of prior service cost	(133)	(25)	24	37
Total	$291	$778	$210	$872

A reconciliation of the funded status of the plans with amounts recognized in the Consolidated Balance Sheets is as follows:

	Defined Benefit Retirement Plan		Post-Retirement Benefit Plan
	As of June 30, 2010	As of June 30, 2009	As of June 30, 2009	As of June 30, 2009
Accrued expenses	$(100)	$(405)	$—	$—
Other non-current liabilities	(1,665)	(1,055)	—	—
Accrued retirement benefits	—	—	(8,170)	(8,799)
Net amount recognized	$(1,765)	$(1,460)	$(8,170)	$(8,799)

The following amounts have been recognized in accumulated other comprehensive income:

	Defined Benefit Retirement Plan		Post-Retirement Benefit Plan
	As of June 30, 2010	As of June 30, 2009	As of June 30, 2009	As of June 30, 2009
Actuarial net loss	$1,497	$1,073	$1,954	$1,891
Net prior service cost	—	133	(203)	(350)
Net amount recognized	$1,497	$1,206	$1,751	$1,541

The assumed average annual rate of increase in the per capita cost of covered benefits (health care cost trend rate) is as follows:

	Post-Retirement Benefit Plan
Years ended,	June 30, 2010	June 30, 2009
Health care cost trend rate	8.50%	8.50%
Ultimate trend rate	5.50%	6.00%
Year rate reaches ultimate trend rate	2017	2020

A one percentage point increase (decrease) in the assumed health care cost trend rate would have increased (decreased) the accumulated benefit obligation by $439 ($393) at June 30, 2010, and the service and interest cost would have increased (decreased) by $53 ($47) for the year then ended.

As of June 30, 2010, the following expected benefit payments (net of Medicare Part D subsidiary for Post-Retirement Benefit Plan Payments), and the related expected subsidy receipts which reflect expected future service, as appropriate, are expected to be paid to plan participants:

	Defined Benefit Retirement Plan	Post-Retirement Benefit Plan
	Expected Benefit Payments	Expected Benefit Payments	Expected Subsidy Receipts
2011	$115	$782	$41
2012	186	789	41
2013	172	734	40
2014	250	642	40
2015	285	580	39
2016-2020	1,506	3,541	159
Total	$2,514	$7,068	$360

The weighted average asset allocation by asset category is as follows:

	Defined Benefit Retirement Plan
Asset Category	As of June 30, 2010	As of June 30, 2009	Target Allocation
Equity Securities	68%	54%	60%
Debt Securities	29%	37%	40%
Other	3%	9%	0%
Total	100%	100%	100%

The Company’s investment strategy is based on an expectation that equity securities will outperform debt securities over the long term.  Accordingly, the composition of the Company’s plan assets is broadly characterized as a 60%/40% allocation between equity and debt securities.  The strategy utilizes a diversified equity approach using multiple asset classes.  The fixed income portion is actively managed investment grade debt securities (which constitute 80% or more of debt securities) with a lesser allocation to high-yield, international, inflation-protected, and rising rate debt securities.  Of the lesser allocation, any one debt category will be no greater than 10% of the total debt portfolio.  The portfolio may also utilize alternative assets to mitigate risk in the portfolio.

The Company further mitigates investment risk by rebalancing between equity and debt classes to maintain allocation parameters to be within +/- 10% of established targets.  This is done to handle changes in asset allocation caused by Company contributions, monthly benefit payments, and general market volatility. The following table sets forth by level within the fair value hierarchy of the Company’s defined benefit retirement plan assets as of June 30, 2010, by category.

	Fair Value Measurements at June 30, 2010
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$28	$—	$—	$28
Equity Securities:
Domestic equity securities	1,432	—	—	1,432
International equity securities	497	—	—	497
Fixed income securities:			—
Investment grade domestic bonds	649	—	—	649
International bonds	156	—	—	156
Other	60	—	—	60
Total	$2,822	$—	$—	$2,822

Level 1 assets are valued based on quoted prices in active markets for identical securities. The majority of Level 1 assets listed above include exchange traded index funds, bond funds and mutual funds.

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

Stock Options.  Under the 2004 Plan, as amended, the Company may grant incentives (including stock options and restricted stock awards) for up to 2,680,000 shares of the Company’s common stock to salaried, full time employees, including executive officers.  The term of each award generally is determined by the committee of the Board of Directors charged with administering the 2004 Plan.  Under the terms of the 2004 Plan, any options granted will be nonqualified stock options, must be exercisable within ten years and must have an exercise price which is not less than the fair value of the Company’s common stock on the date of the grant.  As of June 30, 2010, no stock options and 843,870 restricted stock awards (net of forfeitures) had been granted under the 2004 Plan.

Under the 1996 Plan, the Company was authorized to grant incentives for up to 1,200,000 shares of the Company’s common stock to key employees.  The term of each award was determined by the committee of the Board of Directors charged with administering the 1996 Plan.  Under the terms of the 1996 Plan, options granted could be either nonqualified or incentive stock options and the exercise price could not be less than the fair value of the Company’s common stock on the date of the grant.  On January 31, 2006, the period in which the Company could grant incentives expired and no further options may be granted.  At June 30, 2010, the Company had outstanding incentive stock options to purchase 135,500 shares under the 1996 plan, all of which were exercisable.  The options originally had ten-year terms and have exercise prices equal to fair market value on the date of grant.

Under the Directors Option Plan, each non-employee or “outside” director of the Company received on the day after each annual meeting of stockholders an option to purchase 2,000 shares of the Company’s common stock at a price equal to the fair market value of the Company’s common stock on such date.  Options became exercisable on the 184th day following the date of grant and expired no later than ten years after the date of grant.  Subject to certain adjustments, a total of 180,000 shares were reserved for annual grants under the Plan. The Plan expired in 2006 and no further options may be granted under it. At June 30, 2010, the Company had outstanding options to purchase 26,000 shares under the Directors Option Plan, all of which were exercisable as of June 30, 2010.

Under the Salaried Plan, the Company was authorized to grant stock incentives for up to 600,000 shares of the Company’s common stock to full-time salaried employees.  The Salaried Plan provides that the amount, recipients, timing and terms of each award be determined by the Committee of the Board of Directors charged with administering the Salaried Plan.  Under the terms of the Salaried Plan, options granted could be either nonqualified or incentive stock options and the exercise price could not be less than the fair value of the Company’s common stock on the date of the grant.  At June 30, 2010, the Company had outstanding incentive stock options on 6,850 shares under the Salaried Plan, all of which were exercisable.  These options originally had ten-year terms and have exercise prices equal to fair market value of the Company’s common stock as of the date of grant.  On March 5, 2008 the period in which the Company could make awards under the Plan expired and no further awards may be made under the Plan.

The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model.  For the years ended June 30, 2010 and 2009, no options have been granted.

A summary of the status of stock options awarded under the Company’s stock option plans as of June 30, 2010 and June 30, 2009 and changes during the years then ended is presented below:

	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	276,600	$5.28	421,795	$5.30
Granted	—	—	—	—
Cancelled/Forfeited	(53,000)	4.02	(145,195)	5.32
Exercised	(55,250)	4.57	—	—
Outstanding at end of year	168,350	$5.91	276,600	$5.28

During the years ended June 30, 2010 and 2009, the aggregate intrinsic value of stock options outstanding and exercisable was $265 and $0, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s average closing stock price on the last ten trading days of the related fiscal year and the exercise price, multiplied by the related in-the-money options) that would have been received by the option holders had they exercised their options at the end of the fiscal year. This amount changes based on the market value of the Company’s common stock.  Total intrinsic value of options exercised for the years ended June 30, 2010 and 2009 (based on the difference between the Company’s stock price on the exercise date and the respective exercise price, multiplied by the number of options determined to be in the money) was $156 and $0, respectively. Cash received from stock option excercises for the year ended June 30, 2010 aggregated $221.

Outstanding options are comprised as follows:

	Shares	Exercise Price	Remaining Contractual Lives (Years)	Shares Exercisable at June 30, 2010
The 1996 Plan	27,500	$3.63	3.00	27,500
	66,000	6.45	2.00	66,000
	20,000	5.95	1.50	20,000
	2,000	4.65	1.00	2,000
	20,000	4.65	.50	20,000
Salaried Plan	2,500	5.95	1.50	2,500
	4,350	4.65	.50	4,350
Directors Option Plan	10,000	10.45	5.25	10,000
	8,000	9.09	4.25	8,000
	2,000	4.38	3.25	2,000
	2,000	3.25	2.25	2,000
	2,000	5.58	1.25	2,000
	2,000	4.82	.25	2,000
Total	168,350			168,350

Restricted Common Stock.  The Company’s equity based compensation plans provide for the awarding of shares of restricted common stock (“restricted stock”) for senior executives and salaried employees as well as outside directors.  As of June 30, 2010, 843,870 shares of restricted common stock (net of forfeitures) have been awarded from shares available under the Company’s long-term incentive plans.  Compensation expense related to these awards is based on the market price of the stock on the date the Board of Directors approved the program and is amortized over the vesting period of the restricted stock award.  For the years ended June 30, 2010 and June 30, 2009, the Company recorded compensation expense related to all outstanding restricted stock awards that remained unvested of $491 and $14, respectively.

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

The Company has implemented a new restricted stock program which is administered under the Company’s 2004 Stock Incentive Plan and under which amounts awarded are based in part on improvements to MEP (as defined below under Annual Cash Incentive plan). Under the program, subject to the availability of shares under the 2004 Stock Incentive Plan, restricted stock awards are made each year and generally are based on a percentage (approximately 85.7 percent) of the increase in MEP over the prior year. However, subject to the discretion of the Human Resources and Compensation Committee, the maximum grant date market value of the awards made for any year to all participants is $4,500 and the minimum grant date market value made in any year to all participants, including years in which the change in MEP is negative, is $1,500.  Shares awarded vest in 5 years and pay dividends during the vesting period. Provisions for forfeiture and accelerated and pro rata vesting generally are similar to those under the guidelines for the Company’s outstanding performance accelerated restricted stock awards.  An award of 296,441 shares valued at $1,500 on the grant date was made on August 28, 2008, based on fiscal 2008 performance, and an award of 378,250 shares valued at $1,135 was made on June 11, 2009, based on fiscal 2009 performance.  Shares with a value of less than $1,500 were awarded with respect to fiscal 2009 due to the unavailability of shares under the 2004 Stock Incentive Plan. An award of 6,000 shares valued at $3.00 a share was made on December 10, 2009. For the year ended June 30, 2010, the Company awarded 18,811, 4,517 and 4,105 shares that vested immediately at a fair value of $3.98, $4.47, and $6.98 per share, respectively.  An award of 295,100 shares valued at $2,000 was made on August 26, 2010.  The fiscal 2010 increase in MEP would have resulted in maximum grant level, but following discussions with management, the Committee determined to grant shares valued at $2,000 with respect to fiscal 2010 performance.

Under the Directors’ Stock Plan, which was approved by stockholders at the 2006 Annual Meeting, as amended, the Company may grant incentives for up to 175,000 shares of the Company’s common stock to outside directors.  The plan allows for grants to be made on the first business day following the date of each annual meeting of stockholders, whereby each non-employee director is awarded shares of restricted stock with a fair market value of $12,500, as determined on such first business day following the annual meeting.  The shares awarded become fully vested upon the occurrence of one of the following events  (1) the third anniversary of the award date, (2) the death of the director, or (3) a change in control, as defined in the Plan.  The Human Resources and Compensation Committee may allow accelerated vesting in the event of specified terminations.   As of June 30, 2010, 76,427 shares of restricted common stock have been awarded from shares available under the plan.  For the year ended June 30, 2010, the Company awarded 3,140 and 22,320 shares at a fair value of $3.98 and $4.48 per share, respectively. Compensation expense related to these awards is based on the market price of the stock on the date the shares are awarded and is amortized over the vesting period of the restricted stock award. For fiscal 2010, the Company recorded compensation expense related to these restricted stock awards of $86.

A summary of the status of restricted stock awarded under the Company’s restricted stock plans at June 30, 2010 and June 30, 2009 and changes during the years then ended is presented below:

	2010		2009
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Non vested balance at beginning of year	932,901	$6.45	235,855	$13.62
Granted	53,893	4.32	869,941	4.62
Forfeited	(116,417)	8.64	(115,736)	8.57
Vested	(31,507)	6.70	(57,159)	3.76
Non vested balance at end of year	843,870	$5.99	932,901	$6.45

During the years ended June 30, 2010 and June 30, 2009, the total fair value of restricted stock awards vested was $185 and $215, respectively.  As of June 30, 2010 there was $2,453 of total unrecognized compensation costs related to stock awards.  These costs are expected to be recognized over a weighted average period of 3.50 years.

Annual Cash Incentive Plan.  In fiscal years 2009 and 2010 the Company had annual cash incentive plans based upon varying applications of modified economic profit (“MEP”).  The program for fiscal 2010 (“Current MEP Program”) varied from that used in fiscal 2009.  Under the Current MEP Program, annual target awards are a percentage of base pay set by the Human Resources and Compensation Committee.  The actual amount of awards that may be paid depend on the percentage of base pay set by the Committee as a target award and the extent to which the improvement in MEP over the base period meets or exceeds targeted growth in MEP as approved by the Committee. The Human Resources and Compensation Committee has discretion under the annual incentive plan to adjust factors used in determining incentive compensation and to include or exclude unusual items.  No incentive compensation is payable if growth is less than 80% of target. Not more than 125% of the targeted bonus award may be paid to a participant, which amount is payable if MEP growth exceeds 110% of target.

For the year ended June 30, 2010, growth in MEP was measured against the fourth quarter of fiscal 2009, annualized, and adjusted to eliminate assets then held for sale.  After giving effect to adjustments approved by the Committee for unusual items, the Company surpassed its targeted growth in MEP of $2,250 over the base period and accrued aggregate annual bonuses of $3,018 for fiscal 2010 under the plan.  No amount was accrued under the program in fiscal 2009 since the targets were not achieved.

NOTE 9:                RESTRUCTURING COSTS AND LOSS ON IMPAIRMENT OF ASSETS

The Company incurred a significant operating loss in fiscal year 2009.  This loss caused the Company to be in violation of covenants under the former credit facility used during this period and seriously impacted the Company’s liquidity.  In response to these conditions, actions were taken in an effort to return the Company to profitability.  These actions included significant changes to operations in the Company’s Atchison and Pekin facilities.  As a result of these actions, restructuring costs and loss on impairment of assets were recognized during the year ended June 30, 2009.  Amounts for such charges included in results for the year ended June 30, 2009 were as follows:

Total
Impairment of long lived assets	$10,282
Severance and early retirement costs	3,288
Other restructuring costs	5,241
Total	$18,811

On October 20, 2008 the Company announced that it had signed a non-binding letter of intent to acquire its flour requirements from a third party, was ceasing operations at its flour mill in Atchison,

Kansas and was  reducing its workforce.  The Company’s decision to close its flour mill was due to the fact that it could no longer produce flour for its own use at costs that were competitive with those of third party producers.  As a result of this action by the Company, the Company performed an impairment analysis and recorded a $2,831 non-cash impairment charge in the Consolidated Statements of Operations related to the flour mill assets.

On November 5, 2008, the Company announced plans to significantly reduce production of commodity wheat proteins and starches by ceasing protein and starch production operations at its Pekin, Illinois plant, effective November 12, 2008.  The majority of the Pekin facility’s protein and starch production consisted of gluten and commodity starches.  As a result of the shutdown, the Company performed an impairment analysis and recorded a $4,960 non-cash impairment charge in the Consolidated Statements of Operations related to the Pekin protein and starch assets.

As a result of the closure of the Company’s Atchison flour mill and the protein and starch operations at its Pekin plant, the Company also incurred $3,288 in severance and early retirement costs.  Activity related to the restructuring costs was as follows:

	Year Ended
	June 30 , 2010	June 30, 2009
Balance at beginning of year	$1,791	$3,288
Provisions for severance and early retirement costs	186	74
Payments and adjustments	(854)	(1,571)
Balance at end of year	$1,123	$1,791

On January 29, 2009, the Company determined that it would cease the manufacture and sale of personal care ingredients products.  The Company concluded all its contractual obligations with respect to its personal care customers, completed all production and liquidated all remaining inventory.    As a result of this action, the Company performed an impairment analysis and recorded a $329 non-cash impairment charge in the Consolidated Statements of Operations related to the write-down of equipment used in the production of personal care products.

At the end of the third quarter of fiscal 2008 the Company concluded that its pet business assets in the other segment and certain of its ingredient solutions segment assets in a mixed use facility in Kansas City, Kansas at which the Company’s pet treat resins were made were impaired.  At that time, the Company recorded an impairment charge of $8,100.  For the quarter ended December 31, 2008, the Company performed another test for impairment of these assets as a result of an appraisal, resulting in a further charge of $811.  As part of its closing process for the quarter ended June 30, 2009, management performed an additional impairment test of these assets and recorded an additional impairment charge of $1,351.  On August 21, 2009, the Company completed the sale of its Kansas City, Kansas facility for $3,585.

Other restructuring costs of $5,241 recognized in fiscal 2009 include $2,925 related to lease termination costs which the Company expected to incur as a result of the flour mill closure with respect to railcars which it formerly used to transport flour and whose leases expire through 2013. The Company recognized this expense because it no longer utilized these cars in its business.  Expected payments accrued reflected the net present value of the remaining obligation net of units which were estimated to be returned to the lessor sooner than the lease termination date.  The discount rate used was 6.4 percent, which is consistent with the rate provided by the Company’s actuary.

The Company estimated that the remaining railcars would either be returned to the lessor or assigned to other third parties over the course of four years.  Other restructuring costs in fiscal 2009 also include a $2,185 net loss resulting from sales of excess wheat no longer needed for milling operations. The charge is net of approximately $1,109 in realized gains previously recorded in accumulated other comprehensive income.

During fiscal 2010, 53 railcars were returned to the lessor.  During fiscal 2010, no activities occurred that required an update to the underlying assumptions for this liability.   The Company expects the remaining 68 railcars will be returned during fiscal 2014.  Activity related to the lease termination restructuring accrual and related costs was as follows:

	Year-Ended
	June 30, 2010	June 30, 2009
Balance at beginning of year	$2,379	$5,241
Provision for additional expense	—	—
Payments and adjustments	(817)	(2,862)
Balance at end of year	$1,562	$2,379

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

On January 29, 2009, the Company temporarily shut down its Pekin, Illinois plant.  On March 31, 2009, the Company announced that it was considering its strategic options. Management performed an impairment analysis of the Pekin plant as of June 30, 2009 and determined that no further impairment charge related to the Pekin plant was warranted at that time.  See Note 3 related to formation of ICP joint venture during fiscal 2010.

NOTE 10:              ASSETS HELD FOR SALE

Based upon the fiscal 2010 activities, changes in assets held for sale from June 30, 2009 to June 30, 2010 are shown below.

	June 30, 2009	Kansas City assets sold first quarter fiscal 2010	Pekin plant assets Contributed to ICP second quarter of fiscal 2010(1)	June 30, 2010
Property and equipment, at cost	$157,796	$(11,678)	$(146,118)	$—
Less accumulated depreciation	(125,416)	8,349	117,067	—
Assets held for sale, net	$32,380	$(3,329)	$(29,051)	$—

(1)Refer to Note 3 on Investment in Joint Ventures.

On August 21, 2009, the Company sold its Kansas City, Kansas, facility for proceeds of $3,585, less closing costs, with potential additional payments based on the buyer’s income from sales of the Company’s existing products to the Company’s existing customers over the next three years ending July 31, 2012, with the final potential amount payable November 1, 2010.  The sale included all equipment used for the production and packaging of pet-related products, which principally include extruded plant-based resins and finished pet treats. The Company retained ownership of equipment that is used for the production of its Wheatex® textured wheat proteins, which are sold for use in meat extension and vegetarian product applications.  This equipment is located in a separate section of the facility that has been leased to the Company for a period of three years ending August 20, 2012 and is operated by a subsidiary of the buyer under a toll manufacturing arrangement.  In connection with the sale of the Kansas City,

Kansas facility, liabilities related to these assets held for sale as of June 30, 2009, totaling $2,725, were paid with the sale proceeds.

On November 20, 2009, the Company completed a series of transaction pursuant to which the Company contributed it Pekin plant and certain maintenance and repair materials to a newly formed company, Illinois Corn Processing, (“ICP”) and then sold a 50% interest in ICP.  See Note 3 Investment in Joint Ventures.

NOTE 11:              SIGNIFICANT ESTIMATES AND CONCENTRATIONS

Defined benefit pension and post-retirement benefit obligations.  The Company accrues amounts for defined benefit pension and post-retirement benefit obligations as discussed in Note 8.  An accrual of $1,765 for defined benefit pension obligations and $8,170 for post-retirement benefit obligations is included in the accompanying 2010 financial statements.  Claim payments and pension obligations based upon actual experience could ultimately differ materially from these estimates.

Inventory valuation.  The Company has recorded the carrying value of its inventories at the lower of cost or market based upon management estimates.  Actual results could differ significantly in the near term.

Impairment.  The Company reviews long-lived assets, mainly equipment, for impairment at year end or if events or circumstances indicate that usage may be limited and carrying values may not be recoverable.  Should events indicate the assets cannot be used as planned, the realization from alternative uses or disposal is compared to the carrying value.  If an impairment loss is measured, this estimate is recognized.  Considerable judgment is used in these measurements, and a change in the assumptions could result in a different determination of impairment loss and/or the amount of any impairment.  The Company recognized a non-cash impairment loss of $10,282 during the year ended June 30, 2009.  While no further impairment losses were recorded during fiscal 2010, the Company may incur further impairment losses with respect to these assets if the assumptions that it made when it performed its analysis prove to be incorrect or if it determines that it needs to change its assumptions.  See Note 1 Nature of Operations and Summary of Significant Accounting Policies and Note 9 Restructuring Costs and Loss on Impairment of Assets.

Liability for other restructuring costs.   The Company’s records a liability for other restructuring costs related to expected railcar returns.  During fiscal 2010, no activities occurred that required an update to the underlying assumptions for this liability.   The Company expects the remaining 68 railcars will be returned during fiscal 2014.  The timing of the returns could ultimately differ materially from this estimate and prove the estimate to be incorrect.  See Note 9 Restructuring Costs and Loss on Impairment of Assets.

Significant customers.  For the year ended June 30, 2010, the Company did not have sales to any individual customer that accounted for more than 10 percent of consolidated net sales.  During the fiscal year end June 30, 2010, the Company’s ten largest customers accounted for approximately 42 percent of consolidated net sales.

For the year ended June 30, 2009, the Company had sales to one customer accounting for approximately 10 percent of consolidated net sales. In addition, during the fiscal year ended June 30, 2009 the Company’s ten largest customers accounted for approximately 40 percent of consolidated net sales.

Significant suppliers.  For the year ended June 30, 2010, the Company had purchases from one grain supplier that approximated 33 percent of consolidated purchases and from another flour supplier that accounted for 12 percent of consolidated purchases.  In addition, the Company’s 10 largest suppliers accounted for approximately 75 percent of consolidated purchases.

For the year ended June 30, 2009, the Company had purchases from 1 grain supplier that approximated 20 percent of consolidated purchases and from another for the purchase of flour that accounted for 17 percent of consolidated purchases.  In addition, the Company’s 10 largest suppliers accounted for approximately 68 percent of consolidated purchases.

Tax Valuation Allowance.  The Company establishes a valuation allowance against certain deferred income tax assets if management believes, based on its assessment of historical and projected operating results and other available facts and circumstances, that it is  more-likely-than-not that all or a portion of the deferred income tax assets will not be realized.  Management reassessed the need for a valuation allowance for its deferred income tax assets.  It was determined that a valuation allowance was appropriate on its net deferred income tax assets of $14,600 and $20,443 at June 30, 2010 and June 30, 2009, respectively.

NOTE 12:              OPERATING SEGMENTS

The Company’s operations are classified into three reportable segments:  ingredient solutions, distillery products and other. Ingredient solutions consist of specialty starches and proteins, commodity starch and vital wheat gluten.  Mill by-products, consisting primarily of mill feeds or “midds,” have also been included in this segment but have been discontinued with the shutdown of our wheat flour milling operations at the Atchison, Kansas plant in the second quarter of fiscal 2009.  The distillery products segment consists of food grade alcohol, along with fuel grade alcohol, and distillers feed, which are co-products of our distillery operations.  The other segment products are comprised of resins and plant-based polymers and composites manufactured through the further processing of certain of our proteins and starches and wood.

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

Years Ended,	June 30, 2010	June 30, 2009(i)
Sales to Customers
Ingredient solutions	$59,715	$82,127
Distillery products	139,990	204,704
Other	2,266	4,981
Total	$201,971	$291,812

Depreciation and amortization
Ingredient solutions	$2,272	$3,022
Distillery products	4,363	7,095
Other	245	246
Corporate	1,751	1,583
Total	$8,631	$11,946

Income (loss) before Income Taxes
Ingredient solutions	$9,731	$(6,720)
Distillery products	16,713	(24,367)
Other	145	40
Corporate	(22,056)	(24,411)
Impairment of long-lived assets(ii)	—	(10,282)
Severance and early retirement costs(ii)	—	(3,288)
Loss on joint venture formation(ii)	(2,294)	—
Gain on sale of assets(ii)	1,731	—
Other restructuring costs(ii)	—	(5,241)
Loss on natural gas contract(ii)	—	(7,642)
Total	$3,970	$(81,911)

	June 30, 2010	June 30, 2009
Identifiable Assets
Ingredient solutions	$30,221	$36,204
Distillery products	47,511	56,535
Other	1,777	1,873
Assets held for sale	—	32,380
Corporate	41,628	18,140
Total	$121,137	$145,132

Information about the Company’s revenues and assets by geographic area is as follows:

Revenues for the year ended,	June 30, 2010	June 30, 2009(i)
United States	$183,194	$267,031
Japan(iii)	10,176	16,379
Canada	2,876	2,979
Europe	886	1,222
Other	4,839	4,201
Total	$201,971	$291,812

Assets,	June 30, 2010	June 30, 2009
United States	$120,845	$144,894
Europe	292	238
Total	$121,137	$145,132

(i)	Sales have been corrected to include customer paid freight costs billed to customers.
(ii)

MGPI’s management reporting does not assign or allocate special charges to the Company’s operating segments. For purposes of comparative analysis, loss on impairment of long-lived assets, severance and early retirement costs, other restructuring costs, loss on natural gas contract, loss on joint venture formations recognized, gain on sale of assets and the out-of-period adjustment related to accounts payable for the years ended June 30, 2010 and 2009 have been excluded from our segments.

(iii)	Substantially all of the Company’s sales in Japan are to one customer.

NOTE 13:              SUPPLEMENTAL CASH FLOW INFORMATION

Years Ended,	June 30, 2010	June 30, 2009
Non-cash investing and financing activities:
Transfer of assets held for sale to investment in joint ventures	$29,063	$—
Transfer of inventory to investment in joint ventures	2,924	—
Transfer of accounts payable to long-term debt	11,614	—
Purchase of property and equipment in Accounts Payable	352	430
Purchase of property and equipment and other assets in capital leases	—	1,436
Reclassification of assets held for sale from Property and equipment	—	27,979
Additional cash payment information:
Interest paid, net of amount capitalized	1,808	2,733
Income tax refunds received	10,390	—

NOTE 14:              CONTINGENCIES

There are various legal proceedings involving the Company and its subsidiaries.  Except for the following matter, management considers that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or operations of the Company.

From September 16, 2008 until February 11, 2009, tests on the Company’s feed drying unit indicated that it was not in compliance with the volatile organic compound emission limit established in the Consent Agreement and Final Order (“CAFO”) entered into with the Kansas Department of Health and Environment (“KDHE”) on January 11, 2006. The Company’s management has provided regular updates to the KDHE on efforts to bring the unit into compliance with the permit.  During the third quarter of fiscal 2010, the Company disclosed that it would exceed a source-wide, rolling 12-month volatile organic compounds (VOC) emissions cap on the Company’s Atchison facility imposed in a 2006 Consent Agreement with the KDHE and was negotiating a second amendment to the Consent Agreement with the KDHE (a previously disclosed amendment addressed an earlier instance of noncompliance with the emission limit). The Company has agreed to the second amendment, along with the first amendment to the Consent Agreement.  The second amendment requires the Company to complete a closed-loop, process cooling water system project, resulting in significant VOC reduction, in accordance with a scheduled timeline extending over an approximate seventeen month period which ends on September 30, 2011.  The Company has commenced an $8,500 capital project designed to comply with the requirements of the second amendment.

The Company has agreed to a $5 per month penalty for any month that it exceeds the rolling 12-month cap, as well as a $1 per day penalty for each day it fails to file monthly progress reports or exceeds established completion dates for various stages of the project.  The most recent results, compiled on August 15, 2010, show that the Company has not exceeded the emissions cap and therefore the Company has not been subject to related penalties.

NOTE 15:              DERIVATIVE INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Instruments.  In connection with the purchase of raw materials, principally corn, for anticipated operating requirements, the Company enters into readily marketable exchange-traded derivative instruments in the form of commodity futures and option contracts consistent with our established risk management policies.

Certain commodities the Company uses in its production process are exposed to market price risks due to volatility in the prices for those commodities.  The Company has historically used derivative instruments to reduce the risk related to price volatility for corn, flour and natural gas.  The Company has historically managed its exposure through a combination of forward purchases, long-term contracts with suppliers and exchange traded commodity futures and option contracts.  Derivative instruments are recorded as either assets or liabilities, on a net basis, and are measured at fair market value with any changes in fair value being marked to market as a component of cost of sales in the Consolidated Statements of Operations.  Since these derivatives are not accounted for as hedges, fluctuations in the related commodity prices could have a material impact on earnings in any given period.  Changes in fair value of open derivative instruments are recorded as inventory and cost of sales.

The Company’s production process involves the use of natural gas which it purchases under contracts that require it to commit to the purchase of certain quantities on a monthly basis and allow the Company to lock in prices on such purchase quantities.  Because the quantities involved have always been for amounts to be consumed within the normal production process, the Company has excluded the market value of these commitments within its contracts from its hedge accounting consistent with normal purchases and sales as defined under ASC 815, Derivatives and Hedging.

With the temporary shutdown of the Company’s Pekin plant, commitments for the purchase of natural gas through the remainder of fiscal year 2009 under a single contract for the this facility were in excess of projected consumption.  Accordingly, the Company settled its commitments for the difference between the prices to which the Company committed to and the market price of natural gas upon settlement.  The Company has recorded a charge of $7,642 for the year ended June 30, 2009, to cost of sales for settlements of contract related to unused gas resulting from the temporary shutdown.

Fair Value Measurements.  In accordance with ASC 820, Fair Value Measurements and Disclosures, the fair value of an asset is considered the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Statement also establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value hierarchy gives the highest priority to quoted market prices (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of inputs used to measure fair value are as follows:

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

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2010 and 2009, respectively.

			Fair Value Measurements
	Classified	Total	Level 1	Level 2	Level 3
June 30, 2010
Assets

Corn Derivatives (a) (b)	Inventory	$14	$14	$—	$—

June 30, 2009
Liabilities

Corn Derivatives (a) (b)	Inventory	$268	$268	$—	$—

(a)   Corn commodity contracts consist of futures contracts and options and are recorded as a component of inventory in the Company’s Consolidated Balance Sheet.

(b)   Based on prices of futures exchanges and recently reported prices in the marketplace.

Information related to the Company’s derivatives for the years ended June 30, is as follows:

Years Ended	2010	2009
Derivatives Not Designated as Hedging Instruments:
Corn commodity contracts
Amount of gain (loss) recognized in earnings (a)	$71	$(7,602)
Wheat commodity contracts
Amount of gain (loss) recognized in earnings (a)
Pekin Natural gas contracts
Amount of gain (loss) recognized in earnings (a)	—	(7,642)
Derivatives De-Designated as Hedging Instruments:
Wheat commodity contracts
Amount of gain (loss) recognized in earnings (b)	—	(260)
Amount of gain (loss) reclassified from accumulated other comprehensive income into earnings before Atchison Mill closure(c)	—	2,485
Amount of gain (loss) reclassified from accumulated other comprehensive income into earnings after Atchison Mill Closure(d)	—	1,108

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

Counterparty credit risk.  The Company enters into commodity derivatives through a broker with a diversified group of counterparties.  As these commodity derivatives currently represent a liability, there is no risk of counterparty credit risk.  Under the terms of the Company’s account with its broker, it is required to maintain a cash margin account as collateral to cover any shortfall in the market value of derivatives, which has been accounted for as restricted cash in the consolidated balance sheets.

NOTE 16:              RISKS AND UNCERTAINTIES

Credit Agreement.  The Company entered into its Credit Agreement (amended in June 2010), as more fully discussed in Note 4 Corporate Borrowings and Lease Obligations.   The Credit Agreement permits the lender to modify or reduce the borrowing base at the lender’s reasonable discretion and to accelerate our debt if an over-advance results.   Any modification to reduce our borrowing base or terminate the Credit Agreement would negatively impact our overall liquidity and may require us to take other actions to preserve any remaining liquidity.  Acceleration of debt under our Credit Agreement could result in acceleration of our other debt obligations discussed in Note 4, Corporate Borrowings and Lease Obligations.

ICP.  The Limited Liability Company Agreement gives either member certain rights to shut down the plant if it operates at a loss.  Such rights are conditional in certain instances but absolute if EBITDA losses aggregate $1,500 over any three consecutive quarters or if ICP’s net working capital is less than $2,500.  ICP Holdings also has the right to shut down the plant if ICP is in default under its loan agreement for failure to pay principal or interest for two months.

An affiliate of SEACOR Energy, Inc. has provided funding to ICP through two loans secured by all of the assets of ICP, including the Pekin Plant. Among other matters, losses or working capital deficiencies that would entitle a member of ICP to shut down the plant are events of default under these loan agreements which, upon any requisite notice and/or lapse of time, would entitle the lender to exercise its remedies, including foreclosing on ICP’s assets and, in the case of the working capital deficiency or successive losses, enforcing the plant closure provisions in the Limited Liability Company Agreement referred to above. These provisions relate to ICP having quarterly EBITDA losses that exceed $500, EBITDA losses in three consecutive fiscal quarters equaling or exceeding $1,500 in the aggregate or net working capital of less than $2,500. ICP experienced losses in excess of $500 in the quarters ended December 31, 2009 and March 31, 2010.  An affiliate of SEACOR Energy, Inc. who provides financing for ICP has waived these covenant violations.

Commodities risk.  Commodity prices for certain raw materials used by the Company and prices for natural gas are subject to significant volatility.  Grain and flour costs are a significant portion of the Company’s costs of goods sold, and historically the cost of such raw materials is subject to substantial fluctuations depending upon a number of factors and over which the Company has no control, including crop conditions, weather, government programs and purchases by foreign governments.  Such variations in costs have had and may continue to have, from time to time, significant effects on the results of the Company’s operations.  The Company expects to only purchase derivatives and enter contracts for future delivery only to protect margins on contracted alcohol sales and expected ingredient sales.  Management attempts to recover higher commodity costs experienced through higher sales prices, but market considerations may not always permit this, and even where prices can be adjusted, there would likely be a lag between when the Company incurred higher commodity and natural gas costs and when the Company might be able to increase prices.  To the extent the Company does not enter such derivative contracts or contracts for future delivery and is also unable to timely adjust the prices charged under sales contracts, the Company may be adversely impacted by market fluctuations in the cost of grain and natural gas.

Workforce subject to collective bargaining.  As of June 30, 2010, the Company had 193 employees, 99 of whom are covered by collective bargaining agreements with one labor union.  The agreement, which expires on August 31, 2014, covers employees at the Atchison Plant and expires August 31, 2014.  As of June 30, 2009, the Company had 322 employees.

NOTE 17:              RELATED PARTY TRANSACTIONS

Information related to the Company’s related party transactions is as follows:

Transactions with ICP and ICP Holdings

The Company has entered into the various agreements with ICP and ICP Holdings including a Contribution Agreement, an LLC Interest Purchase Agreement, a Limited Liability Company Agreement and a Marketing Agreement. These agreements are further described in Note 3.

As of June 30, 2010, the Company recorded $4,951 of amounts due to ICP that is included in the Accounts Payable to affiliate, net caption on the accompanying Consolidated Balance Sheet and purchased approximately $17,300 of product from ICP during the fiscal year ended June 30, 2010.

Randy M. Schrick serves as the Vice President of Engineering of the Company and President of ICP.

Long term debt

At June 30, 2009, the Company had $2,000 outstanding on a 7.00% Secured Promissory Note due March 2011 (as amended).  The note was due to the Cloud L. Cray, Jr. Trust (“Cray Trust”).  Mr. Cray, who is settlor and trustee of the Cray Trust, is a director of the Company and its principal stockholder with an approximate 22 percent beneficial ownership interest in the common stock of the Company.  Mr. Cray is also a voting trustee of the voting trust which owns a controlling interest in the Company’s preferred stock.   The note was paid in full on December 21, 2009.

On July 20, 2009, Union State Bank — Bank of Atchison (“Bank of Atchison”), which previously had loaned the Company $1,500, agreed to loan the Company an additional $2,000.  At June 30, 2010, the

Company had $1,783 outstanding on a 6.00% Secured Promissory Noted, due monthly to July 2016.  The Company’s President and Chief Executive Officer, Mr. Newkirk, is a director of the Bank.

On April 15, 2009, the Company borrowed $2,800 from Exchange National Bank & Trust Co. of Atchison.  At June 30, 2009, the Company had $2,768 outstanding on 7% Secured Promissory Note due July 2010 (as amended).  Ladd Seaberg, the Company’s former Chairman of the Board and spouse to a member of the Board of Directors, is a director on the Exchange National Bank & Trust Co. of Atchison’s board.

Consulting contract

The Company has a consulting contract with Ladd Seaberg, its former Chairman of the Board who is also the spouse to a member of the Board of Directors.  Under the contract, $250 is payable annually in exchange for consulting services.  The contract expires June 14, 2011.

NOTE 18:              RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting for Employers’ Disclosures About Pensions and Other Post Retirement Benefits - In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 132(R)-1 which amends FASB No. 132(R), “Employers’ Disclosures About Pensions and Other Postretirement Benefits.” (ASC 715, Compensation — Retirement Benefits under the Accounting Standards Codification).  This FSP requires more detailed disclosures about employers’ plan assets, including major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets.  The Company adopted these new requirements as of the fiscal year ended June 30, 2010.  The adoption of this accounting standard did not impact the Company’s financial position, results of operations or cash flows.

Accounting Standards Codification  —  In June 2009, the FASB issued a standard that established the ASC, which effectively amended the hierarchy of U.S. GAAP and established only two levels of GAAP, authoritative and nonauthoritative. All previously existing accounting standard documents were superseded, and the ASC became the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the ASC became nonauthoritative. The ASC was intended to provide access to the authoritative guidance related to a particular topic in one place. New guidance issued subsequent to June 30, 2009 will be communicated by the FASB through Accounting Standards Updates. The ASC was effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  The Company adopted and applied the provisions of the ASC for its first fiscal quarter ended September 30, 2009, and have eliminated references to pre-ASC accounting standards throughout the Company’s consolidated financial statements. The Company’s adoption of the ASC did not have a material impact on the Company’s consolidated financial statements.

Consolidation of Variable Interest Entities  —  In June 2009, the FASB issued Accounting Standards Update No. 2009-17, Consolidations (ASC 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”).  ASU 2009-17 provides new guidance on the consolidation of variable interest entities (“VIE”) in response to concerns about the application of certain key provisions of pre-existing guidance, including those regarding the transparency of the involvement with a VIE. Specifically, ASU 2009-17 requires a qualitative approach to identifying a controlling financial interest in a VIE and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. In addition, ASU 2009-17 requires additional disclosures about the involvement with a VIE and any significant changes in risk exposure due to that involvement.  ASU 2009-17 is effective for fiscal years beginning after November 15, 2009. The Company plans to adopt the new guidance in fiscal year 2011 and is evaluating how this rule may impact on the Company’s consolidated financial statements.

Transfers of Financial Assets  —  In June 2009, the FASB issued Accounting Standards Update No. 2009-16, Transfers and Servicing (ASC 860) — Accounting for Transfers of Financial Assets (“ASU 2009-16).  ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This new guidance is effective for fiscal years beginning after November 15, 2009. The Company adopted this accounting standard at July 1, 2010 and the adoption had no impact on the Company’s financial position, results of operations and cash flows.

Disclosure Requirements Related to Fair Value Measurements  —  In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (ASC 820) — Fair Value Measurements and Disclosures (“ASU 2010-06”) to improve  disclosures about fair value measurements.  ASU 2010-06 adds additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. Certain provisions of this update will be effective for the Company in fiscal 2012.  The Company adopted this accounting standard at July 1, 2010 and the adoption had no impact on the Company’s financial position, results of operations and cash flows.

Milestone Method of Revenue Recognition -  In April 2010, the FASB issued Accounting Standards Update No. 2010-17, Revenue Recognition—Milestone Method (ASC 605)  —  Revenue Recognition  (ASU 2010-17). ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, an interim periods within those years, beginning on or after June 15, 2010.   The adoption of this accounting standard had no impact on the Company’s financial position, results of operations and cash flows.

NOTE 19:                                      QUARTERLY FINANCIAL DATA (UNAUDITED)

	2010(i)(ii)(iii)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data amounts)

Net sales	$54,359	$49,269	$48,094	$50,249
Cost of sales	47,129	44,302	39,584	40,412
Gross profit	7,230	4,967	8,510	9,837
Selling, general and administrative	6,033	5,075	5,004	4,596
Other operating costs (iv)	245	521	455	797
Impairment of long-lived assets	—	—	—	—
Severance and early retirement costs	—	—	—	—
Other restructuring costs	—	—	—	—
Loss (gain) on joint venture formation	(753)		3,047	—
Gain on sale of assets (iv)	(1,031)	—	(500)	(200)
Income (loss) from operations	2,736	(629)	504	4,644
Other income, net	621	1	2	21
Interest expense	(151)	(280)	(537)	(789)
Equity in loss of joint ventures	(734)	(1,541)	150	(48)
Income (loss) before taxes	2,472	(2,449)	119	3,828
Provision (benefit) for income taxes	(4)	(195)	(4,659)	90
Net income (loss)	$2,476	$(2,254)	$4,778	$3,738

Per Share Data (v)
Total basic earnings (loss) per common share	$0.15	$(0.14)	$0.29	$0.23
Total diluted earnings (loss) per common share	$0.14	$(0.14)	$0.28	$0.22

Dividends per Common Share	$—	$—	$—	$—

Stock price ranges:
Common
-High	$8.62	$7.78	$9.62	$4.39
-Low	$5.75	$6.36	$3.91	$2.29

(i)	Sales and cost of sales have been corrected to include freights costs billed to customers for the 1st, 2nd and 3rd quarters of fiscal 2010. Refer to Note 1 for additional discussion.
(ii)	Refer to Note 1 for discussion of out-of-period adjustments.
(iii)

Net income for the fourth quarter includes a $753 out-of-period adjustment related to a partial settlement and a curtailment of the other post-retirement plan which was a favorable impact to pretax income. Had this adjustment been recorded in the proper quarter, pretax income would have been favorably impacted by $753 for the second quarter of fiscal 2010. This adjustment reduced the loss on joint venture formation recorded during the second quarter of fiscal 2010 from $3,047 to $2,294.

(iv)	The first quarter results include a reclassification of $200 from other operating costs to gain on sale of assets.
(v)	Total basic and diluted losses per common share do not equal the annual amounts of $0.52 and $0.51, respectively, due to rounding.

	2009(i)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data amounts)

Net sales	$52,233	$57,476	$77,483	$104,620
Cost of sales: Product costs (ii)	46,002	55,279	95,684	121,307
Loss on natural gas contract	89	2,106	5,447	—
Total cost of sales	46,091	57,385	101,131	121,307
Gross profit	6,142	91	(23,648)	(16,687)
Selling, general and administrative	4,482	5,067	5,737	6,115
Other operating costs	2,618	2,076	—	—
Impairment of long-lived assets	1,351	—	8,931	—
Severance and early retirement costs	—	—	3,288	—
Other restructuring costs	—	—	5,241	—
Loss from operations	(2,309)	(7,052)	(46,845)	(22,802)
Other income, net	17	21	33	41
Interest expense	(671)	(705)	(797)	(728)
Equity in loss of joint ventures	(35)	(45)	(18)	(16)
Income (loss) before taxes	(2,998)	(7,781)	(47,627)	(23,505)

Provision (benefit) for income taxes	(82)	(1,533)	(4,911)	(6,262)
Net income (loss)	$(2,916)	$(6,248)	$(42,716)	$(17,243)

Per Share Data(ii)
Total basic earnings (loss) per common share	$(0.18)	$(0.38)	$(2.58)	$(1.04)
Total diluted earnings (loss) per common share	$(0.18)	$(0.38)	$(2.58)	$(1.04)

Dividends per Common Share	$—	$—	$—	$—

Stock price ranges:
Common
-High	$3.10	$0.96	$2.91	$6.35
-Low	$0.80	$0.50	$0.60	$2.84

(i)	Sales and cost of sales have been corrected to include customer paid freights costs billed to customer for all quarters for fiscal 2009. Refer to Note 1 for additional discussion.
(ii)	Total basic and diluted losses per common share do not equal the annual amount of $(4.17) due to rounding.

NOTE 20:                                      SUBSEQUENT EVENT

On August 26, 2010 the Board of Directors approved a dividend of $0.05 per common share.  The dividend will be paid on October 6, 2010 to common stockholder of record on September 15, 2010.

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

The audit reports of BKD, LLP on the consolidated financial statements as of June 30, 2008 and July 1, 2007 and for the years then ended contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle, except that (i) both reports noted that in 2007, the Company changed its method of accounting for pension and post-retirement benefits, and (ii) the report on the consolidated financial statements as of June 30, 2008 noted that (a) the Company changed its measurement date used to account for its defined benefit post-retirement benefit plan and (b) the Company changed its method of accounting for uncertain tax positions.  The post-retirement plan changes resulted from the release by the Financial Accounting Standards Board (“FASB”) of Statement of Financial Accounting Standards pre-codification statement No. 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), and the change in method of accounting for uncertain tax positions resulted from the Company’s adoption of pre-codification FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109.

The audit reports of BKD, LLP on management’s assessment of the effectiveness of internal control over financial reporting and on the effectiveness of internal control over financial reporting as of July 1, 2007 and June 30, 2008, respectively, did not contain an adverse opinion or disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principle.

During the Company’s fiscal years ended July 1, 2007 and June 30, 2008 and through September 17, 2008, (i) there were no “disagreements” (as defined in Item 304(a)(1)(iv) of regulation S-K and related instructions) with BKD, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of BKD, LLP, would have caused it to make references to the subject matter of the disagreement in connection with its report, and (ii) there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K), except for a material weakness related to the recognition of deferred income, which management identified in connection with its  evaluation required by paragraph (d) of Regulation 13(a)-15 that occurred during the third quarter of fiscal 2008.  The Company believes that the material weakness was remediated as of March 31, 2008 and, as indicated above, BKD, LLP issued an unqualified report on the Company’s internal control over financial reporting as of June 30, 2008.   The Audit Review Committee discussed the material weakness with BKD, LLP, and the Company has authorized BKD, LLP to respond fully to inquiries from KPMG LLP. During fiscal years 2009 and 2010, there have been no reportable events.

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

CHANGES IN INTERNAL CONTROLS

There has been no change in the Company’s internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect MGP Ingredients, Inc.’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable

PART III

ITEM 10.  DIRECTORS AND CORPORATE GOVERNANCE

Incorporated by reference to the information under Election of Directors at pages 3 to 6 of the Proxy Statement, the information relating to the Audit Committee in the first paragraph of Certain Information Concerning The Board And Its Committees — Standing Committees; Meetings; Independence at page 6 of the Proxy Statement and in the second paragraph of Certain Information Concerning The Board And Its Committees — Audit Committee at page 7 of the Proxy Statement, and Section 16(a) Beneficial Ownership Reporting Compliance at page 25 of the Proxy Statement.

The Company has adopted a code of ethics that applies to all its employees, including the principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy is filed as an exhibit to this report.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference to the information in Executive Compensation and Other Information, at pages  10-22 of the Proxy Statement, the information relating to the Human Resources and Compensation Committee in the first paragraph of Certain Information Concerning The Board And Its Committees — Standing Committees; Meetings; Independence at page 6 of the Proxy Statement and Certain Information concerning the Board and its Committees — Compensation Committee Interlocks and Insider Participation and Human Resources and Compensation Committee Report at page 10 of the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the information under Principal Stockholders on pages 23 to 25 of the Proxy Statement.

The following is a summary of securities authorized for issuance under equity compensation plans as of June 30, 2010:

	(A) Number of shares to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted-average of exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (*)

Equity compensation plans approved by security holders	168,350	$5.91	1,934,703
Equity compensation plans not approved by security holders	—	—	—
Total	168,350	$5.91	1,934,703

(*)  Of these securities, as of June 30, 2010, 1,836,130 shares may also be issued as performance or restricted stock awards under the terms of the Stock Incentive Plan of 2004 and 98,573 may be issued as restricted stock awards under the terms of the Directors’ Stock Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the information in the third paragraph under Certain Information Concerning the Board and its Committees — Standing Committees; Meetings; Independence on page 7 of the Proxy Statement and to the information under Related Transactions on page 25 of the Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the information under Audit and Certain Other Fees Paid Accountants at page 27 of the Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                                  The following financial statements are filed as part of this report:

(b)                                 Financial Statement Schedules:

II — Valuation and Qualifying Accounts.

All other schedules are omitted because they are not applicable or the information is contained in the Consolidated Financial Statement or notes thereto.

(c)                              The exhibits required by Item 601 of Regulation S-K are set forth in the Exhibit Index below.(c).

EXHIBIT LIST

2

Asset Purchase Agreement between the Company and Sergeants Pet Care Products, Inc. (Incorporated by reference to Exhibit 2 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 0-17196))

3.1	Articles of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2004 (File number 0-17196))

*3.2	Bylaws of the Company

4.1

Credit and Security Agreement dated July 21, 2009 between the Company and Wells Fargo Bank, National Association and Revolving Note (Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 0-17196))

4.1.1

Patent and Trademark Security Agreement dated as of July 21, 2009 between the Company. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1.1 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 0-17196))

4.1.2

Assignment of Membership Interests dated as of July 21, 2009 between the Company and Wells Fargo Bank, National Association, relating to Firebird Acquisitions, LLC (Incorporated by reference to Exhibit 4.1.2 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 0-17196))

4.1.3

Stock Pledge Agreement dated as of July 21, 2009 between the Company and Wells Fargo Bank, National Association, relating to stock of Midwest Grain Pipeline, Inc. (Incorporated by reference to Exhibit 4.1.3 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 0-17196))

4.1.4

Control Agreement and Assignment of Hedging Account among Wells Fargo Bank, National Association, the Company and ADM Investor Services, Inc. (Incorporated by reference to Exhibit 4.1.4 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 0-17196))

4.1.5

Form of Mortgage relating to the Company’s Onaga plant in favor of Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1.6 below, which was filed in the same form in Pottawatomie County, Kansas)

4.1.6

Amended and Restated Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated as of August 31, 2009 relating to the Company’s Atchison facility in favor of Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1.6 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 0-17196))

4.1.7

Form of Mortgage relating to a tract of land owned by the Company in Wyandotte County, Kansas in favor of Wells Fargo Bank, national Association (Incorporated by reference to Exhibit 4.1.6 above, which was filed in the same form in Wyandotte County, Kansas)

4.1.8

Consent and Release dated August 19, 2009 between Wells Fargo Bank, National Association and the Company (Incorporated by reference to Exhibit 4.1.9 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 0-17196))

4.1.9

Consent and Release dated December 21, 2009, between Wells Fargo Bank, National Association and the Company (Incorporated by reference to Exhibit 4.1.9 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2009).

4.1.10

Consent dated December 31, 2009 from Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1.10 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2009).

4.1.11

Assignment of Membership Interest to Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1.11 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2009).

4.1.12

Consent dated February 2, 2010 from Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 4.1.12 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2010).

4.1.13

Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated February 15, 2010 to Wells Fargo Bank, National Association, relating to the Company’s Executive Office Building & Technical Center in Atchison, Kansas (Incorporated by reference to Exhibit 4.1.13 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March  31, 2010).

4.1.14

Bond Pledge and Security Agreement dated February 15, 2010 by and among the Company, Commerce Bank, as Trustee and Wells Fargo Bank, National Association relating to City of Atchison, Kansas, $7,000,000 original principal amount of Taxable Industrial Revenue Bonds, Series 2006 (MGP Ingredients, Inc. Project) (Incorporated by reference to Exhibit 4.1.14 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2010).

4.1.15	First Amendment to Credit and Security Agreement dated June 30, 2010 (Incorporated by reference to Exhibit 4 to Current Report on Form 8-K filed July 7, 2010 (File No. 0-07196))

4.2

Commercial Security Agreement from the Company to Union State Bank of Everest dated March 31, 2009 (Incorporated by reference to Exhibit 4.5.2 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 0-17196))

4.2.1

Amendment to Commercial Security Agreement dated as of July 20, 2009 between the Company and Union State Bank of Everest (Incorporated by reference to Exhibit 4.5.3 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 0-17196))

4.3

Promissory Note dated July 20, 2009 from the Company to Union State Bank of Everest in the initial principal amount of $2,000,000 (Incorporated by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 0-17196))

4.3.1

Commercial Security Agreement dated July 20, 2009 from the Company to Union State Bank of Everest of Everest relating to equipment at Atchison Plant and Onaga plant (Incorporated by reference to Exhibit 4.6.1 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 0-17196))

4.3.2

Mortgage dated July 20, 2009 from the Company to Union State Bank of Everest relating to the Atchison plant (Incorporated by reference to Exhibit 4.6.2 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 0-17196))

4.4

Intercreditor Agreement between Wells Fargo Bank, National Association and Union State Bank of Everest (Incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 0-17196))

4.5

Trust Indenture Dated as of December 28, 2006 relating to $7,000,000 Taxable Industrial Revenue Bonds Series 2006 (MGP Ingredients Project (Incorporated by Reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2006 (File number 0-17196))

4.6

Lease dated as of December 28, 2006 between the City of Atchison, as Issuer and MGP Ingredients, Inc., as tenant relating to $7,000,000 Taxable Industrial Revenue Bonds Series 2006 (MGP Ingredients Project (Incorporated by Reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2006 (File number 0-17196))

4.7	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the Commission upon request.

9.1	Copy of Cray Family Trust (Incorporated by reference to Exhibit 1 of Amendment No. 1 to Schedule 13D of Cloud L. Cray, Jr. dated November 18, 1994))

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

*9.4	First Amendment to Voting Trust Agreement

10.1	Summary of informal cash bonus plan (Incorporated by reference to Exhibit 10(a) of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 20, 2004 (File number 0-17196))

10.2

Copy of MGP Ingredients, Inc. Stock Incentive Plan of 1996, as amended as of August 26, 1996 (Incorporated by reference to Exhibit A to the Company’s Notice of Annual Meeting and Proxy Statement filed September 17, 1996))

10.3

Copy of amendment to MGP Ingredients, Inc. Stock Incentive Plan of 1996 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (File number 0-17196))

10.4

Form of Stock Option with respect to stock options granted under the MGP Ingredients, Inc. Stock Incentive Plan of 1996 (Incorporated by reference to Exhibit 10(e) to the Company’s Form 10-K for the year ended June 30, 1996 (File number 0-17196))

10.5

Copy of MGP Ingredients, Inc. 1996 Stock Option Plan for Outside Directors, as amended as of August 26, 1996 (Incorporated by reference to Exhibit B to the Company’s Notice of Annual Meeting and Proxy Statement filed September 17, 1996))

10.6

Copy of amendment to MGP Ingredients, Inc. 1996 Stock Option Plan for Outside Directors (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (File number 0-17196))

10.7

Copy of MGP Ingredients, Inc. 1998 Stock Incentive Plan for Salaried Employees (Incorporated by reference to Appendix A to the Company’s Notice of Annual Meeting and Proxy Statement dated September 17, 1998, filed with the Securities and Exchange Commission on September 15, 1998))

10.8

Form of Stock Option with respect to stock options granted under the MGP Ingredients, Inc. 1998 Stock Incentive Plan for Salaried Employees (Incorporated by reference to Exhibit 10(e) to the Company’s Form 10-K for the year ended June 30, l996 (File number 0-17196))

10.9

Copy of amendments to Options granted under MGP Ingredients, Inc. Stock Option Plans (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (File number 0-17196))

10.10

Form of Option Agreement for the grant of Options under the MGP Ingredients, Inc. 1996 Stock Option Plan for Outside Directors, as amended (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (File number 0-17196))

10.11

Form of Amended Option Agreements for the grant of Options under the MGP Ingredients, Inc. 1998 Stock Incentive Plan for Salaried Employees (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (File number 0-17196))

10.12

Form of Option Agreement for the grant of Options under the MGP Ingredients, Inc. Stock Incentive Plan of 1996, as amended (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (File number 0-17196))

10.13

Form of Incentive Stock Option Agreement approved on December 7, 2000, for use thereafter under the Stock Incentive Plan of 1996 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2000 (File number 0-17196))

10.14

Form of Incentive Stock Option Agreement approved on December 7, 2000 for use thereafter under the 1998 Stock Incentive Plan for Salaried Employees (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2000 (File number 0-17196))

10.15

Form of Memorandum of Agreement Concerning Options approved on December 7, 2000 between the Company and certain members of senior management, including the following named executive officer: Randall M. Schrick (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended December 31, 2000 (File number 0-17196))

10.16

Form of Memorandum of Agreement Concerning Options approved on December 10, 2001 between the Company and certain members of senior management, including the following named executive officer: Randall M. Schrick (Incorporated by reference to Exhibit 10 to the Company’s form 10-Q for the quarter ended December 31, 2001 (File number 0-17196))

10.17	Guidelines for Issuance of Fiscal 2004 Restricted Share Awards (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

10.18

Agreement with Ladd M. Seaberg as to Award of Restricted Shares Granted under the Stock Incentive Plan of 1996 and the 1998 Stock Incentive Plan for Salaried Employees (A similar agreement has been made with the following named executive officer as to the number of shares indicated: Randy M. Schrick — 22,000 shares (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004))

*10.19	Stock Incentive Plan of 2004, as amended.

10.20

Guidelines for Issuance of Fiscal 2005 Restricted Share Awards (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2004 (File number 0-17196))

10.21

Agreement with Ladd M. Seaberg as to Award of Restricted Shares Granted under the Stock Incentive Plan of 2004 (A similar agreement has been made with the following named executive officer as to the number of shares indicated: Randy M. Schrick — 7,000 shares (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2004 (File number 0-17196))

10.22

Guidelines for Issuance of Fiscal 2006 Restricted Share Awards (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File number 0-17196))

10.23

Agreement with Ladd M. Seaberg as to Award of Restricted Shares Granted under the Stock Incentive Plan of 2004 (A similar agreement has been made with the following named executive officer as to the number of shares indicated: Randy M. Schrick — 13, 500 shares) (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File number 0-17196))

10.24

Consent Agreement between the Registrant and the Kansas Department of Health and Environment dated January 11, 2006 (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File number 0-17196))

10.25	Amendment 1 of Consent Agreement and Final Order of the Secretary (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed May 26, 2010 (File number 0-07196).

10.26	Amendment 2 of Consent Agreement and Final Order of the Secretary (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 26, 2010 (File number 0-07196))

10.27

Form of Indemnification Agreement between the Company and Directors and Executive Officers (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly report on Form 10-Q for the quarter ended December 31, 2006. (File number 0-17196))

10.28

Guidelines for Issuance of Fiscal 2007 Restricted Share Awards (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly report on Form 10-Q for the quarter ended December 31, 2006 (File number 0-17196))

10.29

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

10.30

Lease dated as of December 28, 2006 between the City of Atchison, as Issuer and MGP Ingredients, Inc., as tenant relating to $7,000,000 Taxable Industrial Revenue Bonds Series 2006 (MGP Ingredients Project (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly report on Form 10-Q for the quarter ended December 31, 2006 (File number 0-17196))

10.31

Non-Employee Directors Restricted Share Award Agreement for fiscal 2007 of Cloud L. Cray. Similar agreements were made for the same number of shares with Michael Braude, John Byom, Gary Gradinger, Linda Miller, Daryl Schaller and John Speirs. (Incorporated by reference to Exhibit 3(b) of the Company’s Current Report on Form 8-K filed June 19, 2007 (File number 0-17196))

*10.32	Non-Employee Directors’ Restricted Stock Plan, as amended

10.33	Guidelines for Issuance of Fiscal 2008 Restricted Share Awards (Incorporated by reference from Ex. 10(ss) of the Registrants Annual Report on Form 10-K for the Fiscal Year ended July 1, 2007)

10.34

Separation Agreement and Release of Claims between Brian Cahill and MGP Ingredients, Inc. dated as of November 4, 2008. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 21, 2008 (File number 0-17196))

10.35

Agreement with Brian Cahill as to Award of Restricted Shares Granted Under the Stock Incentive Plan of 2004 with respect to Fiscal 2008 (Similar agreements have been made with the following named executive officers as to the number of shares indicated following their respective names Timothy W. Newkirk — 17,695;  Randy M. Schrick - 13,530; and Donald Coffey — 10,834.) (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed November 21, 2008 (File number 0-17196))

*10.36	Guidelines on issuance of Fiscal 2009 Restricted Share Awards.

10.37

Agreement with Timothy Newkirk as to Award of Restricted Shares Granted Under the Stock Incentive Plan of 2004 with respect to Fiscal 2009 (Similar agreements have been made with the following named executive officers as to the number of shares indicated following their respective names —Randy M. Schrick - 24,500 and Donald Coffey — 21,000.) (Incorporated by reference to Exhibit 10.49 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 0-17196))

10.38

Interim  Services Agreement, dated as of April 14, 2009, by and between Tatum, LLC and  MGP Ingredients, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 20, 2009 (File number 0-17196))

10.39

Form of salary deferral agreement between Company and the executive officers providing for the deferral of a portion of their base salaries until June 30, 2009 (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 (File number 0-17196))

10.40

Form of deferral agreement between the Company and outside directors relating to deferral of director fees 2009 (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 (File number 0-17196))

10.41

Separation Agreement and Release of Claims dated May 7, 2009 between the Company and Robert Zonneveld 2009 (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 (File number 0-17196))

10.42	Consultation Agreement with Ladd Seaberg (Incorporated by reference to Exhibit 10.55 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 0-17196))

10.43

Non-Employee Directors Restricted Share Award Agreement for fiscal 2008 of John Speirs. Similar agreements were made for the same number of shares with Michael Braude, John Byom, Cloud L. Cray, Gary Gradinger, Linda Miller and Daryl Schaller (Incorporated by reference to Exhibit 10.56 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 0-17196))

*10.44

Non-Employee Directors Restricted Share Award Agreement for fiscal 2009 of John Speirs. Similar agreements were made for the same number of shares with Michael Braude, John Byom, Cloud L. Cray, Gary Gradinger, Linda Miller, Karen Seaberg and Daryl Schaller.

10.45

Contribution Agreement dated November 20, 2009 between MGP Ingredients, Inc. and Illinois Corn Processing, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 27, 2009 (File number 0-17196))

10.46

LLC Interest Purchase Agreement dated November 20, 2009 between MGP Ingredients, Inc. and Illinois Corn Processing Holdings LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 27, 2009 (File number 0-17196))

10.47

Limited Liability Company Agreement dated November 20, 2009 between MGP Ingredients, Inc. and Illinois Corn Processing Holdings LLC. . (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 27, 2009 (File number 0-17196))

10.48

Marketing Agreement between the Company and Illinois Corn Processing, LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment.) (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2009)).

10.49

MGP Ingredients, Inc. Short Term Incentive Plan for Fiscal Year 2010 and subsequent years (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 15, 2009 (File number 0-17196)

10.50	Letter agreement with Randy Schrick (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 15, 2009 (File number 0-17196)

*10.51	Guidelines on Issuance of Fiscal 2010 Restricted Share Awards.

*10.52

Form of Agreement with Timothy Newkirk as to Award of Restricted Shares Granted Under the Stock Incentive Plan of 2004 with respect to Fiscal 2010 (Similar agreements have been made with the following named executive officers as to the number of shares indicated following their respective names —Randy M. Schrick — 14,300 and Donald Coffey — 14,300.)

*14	Code of Conduct

22	Subsidiaries of the Company

	Subsidiary	State of Incorporation or Organization

	Midwest Grain Pipeline, Inc. (100%)	Kansas

	Firebird Acquisitions, LLC (100%)	Delaware
	D.M. Ingredients GmbH (50%)	Germany
	Illinois Corn Processing, LLC (50%)	Delaware

*23.1	Consent of KPMG, LLP

25	Powers of Attorney executed by all officers and directors of the Company who have signed this report on Form 10-K (Incorporated by reference to the signature pages of this report)

*31.1	CEO Certification pursuant to Rule 13a-14(a)

*31.2	CFO Certification pursuant to Rule 13a-14(a)

*32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350

*32.2	CFO Certification furnished pursuant to Rule 13a-14(b)

*  Filed herewith

SIGNATURES

Pursuant to requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Atchison, State of Kansas, on this 3rd day of September, 2010.

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

Name	Title	Date

/s/Timothy W. Newkirk	President and Chief Executive Officer	September 3 , 2010
Timothy W. Newkirk

/s/Don Tracy	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 3, 2010
Don Tracy

/s/Michael Braude	Director	September 3 , 2010
Michael Braude

/s/John E. Byom	Director	September 3, 2010
John E. Byom

/s/Cloud L. Cray, Jr.	Director	September 3, 2010
Cloud L. Cray, Jr.

/s/Gary Gradinger	Director	September 3, 2010
Gary Gradinger

/s/Linda E. Miller	Director	September 3, 2010
Linda E. Miller

/s/Daryl R. Schaller	Director	September 3, 2010
Daryl R. Schaller

/s/ Karen Seaberg	Director	September 3, 2010
Karen Seaberg

/s/John R. Speirs	Director; Chairman of the Board	September 3, 2010
John R. Speirs

MGP INGREDIENTS, INC.

II.  CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

	Balance, Beginning of Period	Charged to Costs and Expenses	Write-offs	Balance, End of Period

Year Ended June 30, 2010:
Allowance for doubtful accounts	$388	$43	$(244)	$187
Year Ended June 30, 2009:
Allowance for doubtful accounts	$264	$124	—	$388