Form 10-Q
period 2010-09-30
MGP INGREDIENTS INC
filed 2010-11-09
CIK 835011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

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

☐ Large accelerated filer	☒ Accelerated filer

☐ Non-accelerated filer	☐ Smaller Reporting Company

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value

17,804,963 shares outstanding

as of November 4, 2010

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as well as historical information.  All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements.  In addition, forward-looking statements are usually identified by or are associated with such words as “intend,” “plan”, “believe,” “estimate,” “expect,” “anticipate,” “hopeful,” “should,” “may,” “will”, “could”, “encouraged”, “opportunities”, “potential” and/or the negatives of these terms or variations of them or similar terminology.  They reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance.  All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement.  Important factors that could cause actual results to differ materially from our expectations include, among others: (i) disruptions in operations at our Atchison facility,  (ii) the availability and cost of grain and fluctuations in energy costs, (iii) the effectiveness of our hedging strategy, (iv) the competitive environment and related market conditions, (v) the ability to effectively operate the Illinois Corn Processing, LLC (“ICP”) joint venture, (vi) our ability to maintain compliance with all applicable loan agreement covenants, (vii) our ability to realize operating efficiencies, (viii) and actions of governments.    For further information on these and other risks and uncertainties that may affect our business, see Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

METHOD OF PRESENATION

All amounts in this quarterly report, except for share, per share, and per bushel amounts, are shown in thousands.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per-share amounts)

	Quarter ended
	September 30,	September 30,
	2010	2009

Net sales	$56,978	$50,249
Cost of sales	46,624	40,412
Gross profit	10,354	9,837

Selling, general and administrative expenses	6,227	4,596
Other operating costs	273	797
Loss (gain) on sale of assets	289	(200)
Income from operations	3,565	4,644

Other income, net	3	21
Interest expense	(125)	(789)
Equity in earnings (loss) of joint ventures	1,589	(48)
Income before income taxes	5,032	3,828

Provision for income taxes	30	90
Net income	5,002	3,738

Other comprehensive income, net of tax	28	3
Comprehensive income	$5,030	$3,741

Per share data
Total basic earnings per common share	$0.28	$0.23
Total diluted earnings per common share	$0.28	$0.23

Dividends per common share	$0.05	$—

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	September 30, 2010	June 30, 2010
ASSETS
Current Assets
Cash and cash equivalents	$157	$6,369
Restricted cash	—	971
Receivables (less allowance for doubtful accounts:
$155 at September 30, 2010 and June 30, 2010, respectively)	22,249	17,674
Inventory	18,121	14,524
Prepaid expenses	1,802	1,517
Deposits	1,120	733
Deferred income taxes	4,330	6,267
Refundable income taxes	600	578
Total current assets	48,379	48,633

Property and equipment, at cost	165,614	164,559
Less accumulated depreciation	(108,388)	(107,196)
Property and equipment, net	57,226	57,363

Investment in joint ventures	15,883	14,266
Other assets	781	875
Total assets	$122,269	$121,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$700	$689
Revolving credit facility	1,517	—
Accounts payable	10,377	10,341
Accounts payable to affiliate, net	3,672	4,951
Accrued expenses	6,194	7,510
Total current liabilities	22,460	23,491

Long-term debt, less current maturities	1,897	2,082
Deferred credit	5,239	5,379
Accrued retirement health and life insurance benefits	8,339	8,170
Other non current liabilities	2,767	2,964
Deferred income taxes	4,330	6,267
Total liabilities	45,032	48,353

Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 19,530,344 shares at September 30, 2010 and June 30, 2010, respectively; 16,675,744 shares outstanding at September 30, 2010 and June 30, 2010, respectively	6,715	6,715
Additional paid-in capital	12,303	11,990
Retained earnings	75,540	71,428
Accumulated other comprehensive loss	(2,799)	(2,827)
Treasury stock, at cost
Common: September 30, 2010 – 2,854,600 shares at September 30, 2010 and June 30, 2010, respectively	(14,526)	(14,526)
Total stockholders’ equity	77,237	72,784
Total liabilities and stockholders’ equity	$122,269	$121,137

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Quarter Ended
	September 30, 2010	September 30, 2009
Cash Flows from Operating Activities
Net income	$5,002	$3,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,007	2,250
Loss (gain) on sale of assets	289	(200)
Deferred income taxes	—	(2)
Equity in (earnings) loss of joint ventures	(1,589)	48
Changes in operating assets and liabilities:
Restricted cash	971	200
Receivables	(4,575)	(1,613)
Inventory	(3,597)	3,415
Prepaid expenses	(285)	(1,827)
Accounts payable	(1,067)	(3,564)
Accounts payable to affiliate, net	(1,279)	—
Accrued expenses	(2,207)	387
Deferred credit	(140)	(215)
Income taxes payable/receivable	(22)	42
Accrued retirement health and life insurance benefits and other non current liabilities	(28)	(93)
Other	(74)	684
Net cash provided by (used in) operating activities	(6,594)	3,250

Cash Flows from Investing Activities
Additions to property and equipment	(961)	—
Proceeds from the disposition of property and equipment	—	1,127
Net cash provided by (used in) investing activities	(961)	1,127

Cash Flows from Financing Activities
Loan fees incurred with borrowings	—	(229)
Proceeds from long-term debt and capital leases	—	2,032
Principal payments on long-term debt	(174)	(924)
Proceeds from line of credit	62,335	49,273
Principal payments on line of credit	(60,818)	(54,707)
Net cash provided by (used in) financing activities	1,343	(4,555)

Decrease in cash and cash equivalents	(6,212)	(178)
Cash and cash equivalents, beginning of year	6,369	178
Cash and cash equivalents, end of period	$157	$—

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise noted)

Note 1.  Accounting Policies and Basis of Presentation.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of MGP Ingredients, Inc. and its wholly owned subsidiaries (“Company”) reflect all adjustments (consisting only of normal adjustments) which, in the opinion of the Company’s management, are necessary to fairly present the financial position, results of operations and cash flows of the Company.  All significant intercompany balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements as of and for the period ended September 30, 2010 should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Form 10-K Annual Report for the fiscal year ended June 30, 2010 filed with the Securities and Exchange Commission.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Revenue Recognition

Revenue from the sale of the Company’s products is recognized as products are delivered to customers according to shipping terms and title has transferred.  Income from various government incentive grant programs is recognized as it is earned.  Sales include freight costs billed to customers of $3,045 and $3,165 for the quarterly periods ended September 30, 2010 and 2009, respectively.

Investment in Joint Ventures

The Company applies the provisions of Accounting Standards Codification (“ASC”) 810 — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which include a qualitative approach to identifying a controlling financial interest in a variable interest entity and determination of the primary beneficiary.

The Company accounts for its investment in non-consolidated subsidiaries under the equity method of accounting when the Company has significant influence, does not have more than 50% voting control, and is not considered the primary beneficiary.  Under the equity method of accounting, the Company reflects its investment in non-consolidated subsidiaries within the Company’s Condensed Consolidated Balance Sheets as “Investment in joint ventures”; the Company’s share of the earnings or losses of the non-consolidated subsidiaries are reflected as “Equity in earnings (loss) of joint ventures” in the Condensed Consolidated Statements of Income.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Impairment

The Company tests its long-lived assets for impairment whenever events or conditions and circumstances indicate a carrying amount of an asset may not be recoverable.  No events or conditions occurred during the quarterly period ended September 30, 2010 that required the Company to perform a test of its long-lived assets for impairment.

Income Taxes

The effective tax rate for the first quarter ended September 30, 2010 and 2009 was 0.60% and 2.35% respectively.  The effective rate for both periods was substantially less than the expected rate primarily due to the expected utilization of available net operating losses which previously had valuation allowances recorded.

Dividends

On August 26, 2010, the Board of Directors declared a five (5) cent dividend per share of common stock, payable to holders of record on September 15, 2010.  The Company accrued the $891 dividend at September 30, 2010.  The dividend is payable on October 6, 2010.

Restricted Cash

The Company segregates certain interest bearing cash accounts in accordance with commodity exchange requirements.  Restricted cash consists of interest bearing clearing accounts on deposit with and pledged to the Company’s broker for exchange-traded commodity instruments.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation.  The condensed consolidated financial statements reflect immaterial adjustments.  These reclassification adjustments had no impact upon the Company’s previously reported earnings.

Note 2.  Recently Issued Accounting Pronouncements.

Consolidation of Variable Interest Entities  —  In June 2009, the FASB issued Accounting Standards Update No. 2009-17, Consolidations (ASC 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”).  ASU 2009-17 provides new guidance on the consolidation of variable interest entities (“VIE”) in response to concerns about the application of certain key provisions of pre-existing guidance, including those regarding the transparency of the involvement with a VIE. Specifically, ASU 2009-17 requires a qualitative approach to identifying a controlling financial interest in a VIE and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. In addition, ASU 2009-17 requires additional disclosures about the involvement with a VIE and any significant changes in risk exposure due to that involvement.  ASU 2009-17 is effective for fiscal years beginning after November 15, 2009. The Company adopted the new guidance effective July 1, 2010 and it did not have a material impact on the Company’s financial position, results of operations or cash flows.

Transfers of Financial Assets  —  In June 2009, the FASB issued Accounting Standards Update No. 2009-16, Transfers and Servicing (ASC 860) — Accounting for Transfers of Financial Assets (“ASU 2009-16).  ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This new guidance is effective for fiscal years beginning after November 15, 2009. The Company adopted this accounting standard effective July 1, 2010 and the adoption had no impact on the Company’s financial position, results of operations and cash flows.

Milestone Method of Revenue Recognition -  In April 2010, the FASB issued Accounting Standards Update No. 2010-17, Revenue Recognition—Milestone Method (ASC 605)  —  Revenue Recognition  (ASU 2010-17). ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.   The Company adopted this standard effective July 1, 2010 and the adoption of this accounting standard had no impact on the Company’s financial position, results of operations and cash flows.

Note 3.  Investment in Joint Ventures.

Investments in non-consolidated affiliates accounted for under the equity method generally include all entities in which the Company has significant influence, not more than 50 percent voting control, and is not considered the primary beneficiary.  The Company’s investments accounted for on the equity method of accounting consist of the following: (1) 50 percent interest in ICP, which operates a distillery, and (2) 50 percent interest in D.M. Ingredients, GmbH, (“DMI”), which produces certain specialty starch and protein ingredients.

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

An affiliate of SEACOR Energy, Inc. has provided funding to ICP through two loans secured by all of the assets of ICP, including the Pekin Plant. Among other matters, losses or working capital deficiencies that would entitle a member of ICP to shut down the plant are events of default under these loan agreements which, upon any requisite notice and/or lapse of time, would entitle the lender to exercise its remedies, including foreclosing on ICP’s assets and, in the case of the working capital deficiency or successive losses, enforcing the plant closure provisions in the Limited Liability Company Agreement referred to above.  The loans are non-recourse to MGPI.  ICP experienced losses in excess of $500 in the quarters ended December 31, 2009 and March 31, 2010.  An affiliate of SEACOR Energy, Inc. who provides financing for ICP waived these covenant violations.

The LLC Agreement permits MGPI to pledge its interest in ICP to secure the Company’s obligations under its credit facility with Wells Fargo Bank, National Association, and MGPI has done so as of November 20, 2009.

The Contribution Agreement and the LLC Interest Purchase Agreement require MGPI to indemnify ICP and ICP Holdings from and against any damages or liabilities arising from a breach of the Company’s representations and warranties in the Contribution Agreement and the LLC Interest Purchase Agreement and also with respect to certain environmental damages or liabilities related to the recommencement of production at the Pekin plant or to operations at the Pekin plant prior to the closing.  The amount of damages, with the exception of taxes and environmental matters, is limited to a maximum of $30,000.

The Company does not direct or control the activities of ICP that most significantly determine the economic performance of this investment.  These responsibilities are shared equally with the Company’s joint venture partner. In addition, Management has determined that since MGPI will not absorb a majority of any gains or losses related to ICP that MGPI is not the primary beneficiary and ICP should not be consolidated.  The significant judgments and assumptions made by the Management in reaching this conclusion include consideration of 1) the economics to MGPI and SEACOR Energy, Inc. related to the marketing agreements, 2) the buy-out provisions by MGPI and SEACOR Energy, Inc. and 3) the financing provided by SEACOR Energy, Inc’s affiliate.  The Company has not provided other financial explicit or implicit support to ICP during the quarter ended September 30, 2010 and does not intend to provide financial or other support at this time, other than as discussed below.

On January 29, 2010, ICP acquired the existing steam facility that services the Pekin plant for $5,000.  The Company and ICP Holdings each contributed $1,000 and each is committed to fund $1,500 of the balance of the purchase price over the next two years.  This commitment plus the Company’s investment balance at September 30, 2010 are the maximum exposure to losses.  A reconciliation from the Company’s investment in ICP to the entity’s maximum loss of exposure is as follows:

September 30,
2010
MGPI’s investment balance in ICP	$15,577
Plus:
Funding commitment for capital improvements	1,500
MGPI’s maximum exposure to loss related to ICP	$17,077

Summary Financial Information

Condensed financial information of the Company’s non-consolidated equity method investment in ICP is shown below.  ICP was formed on November 21, 2009 and had no results for the quarter ended September 30, 2009.

Quarter Ended
September 30,
2010
ICP’s Operating results:
Net sales	$38,423
Cost of sales and expenses	35,216
Net income	$3,207

September 30,
2010
ICP’s Balance Sheet:
Current assets	$23,731
Noncurrent assets	29,645
Total assets	$53,376

Current liabilities	$7,784
Noncurrent liabilities	14,438
Equity	31,154
Total liabilities and equity	$53,376

The Company’s equity in earnings (loss) of joint ventures is as follows:

	September 30, 2010	September 30, 2009

ICP (50% interest)	$1,603	$	n/a
DMI (50% interest)	(14)	(48)
	$1,589		$(48)

The Company’s investment in joint ventures is as follows:

	September 30, 2010	June 30, 2010

ICP (50% interest)	$15,577	$13,974
DMI (50% interest)	306	292
	$15,883	$14,266

Note 4.  Earnings Per Share.

Basic and diluted earnings per share are computed using the two-class method.  The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period.

The computations of basic and diluted earnings per share from continuing operations are as follows:

	Quarter Ended
	September 30, 2010	September 30, 2009(i)

Net income from continuing operations attributable to shareholders	$5,002	$3,738
Amounts allocated to participating securities (nonvested shares)	320	—
Net income from continuing operations attributable to common shareholders	$4,682	$3,738

Basic weighted average common shares(ii)	16,676	16,603
Potential dilutive shares from stock options	20	—
Diluted weighted average common shares	16,696	16,603

Earnings per share from continuing operations attributable to common shareholders
Basic	$0.28	$0.23
Diluted	$0.28	$0.23

(i)      The Company adopted ASC 260 10 Earnings Per Share (formerly FSP-EITF 06-6-1) — Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities effective July 1, 2009.  The impacts for the non-vested restricted shares, which constitute a separate class of stock for accounting purposes, did not have a material impact and the Company did not apply the two class method in fiscal 2010.  In conjunction with the declaration of the dividend in the first quarter of fiscal 2011, the Company reassessed its earnings per share calculation policy and determined to present the two-class method.  Amounts allocated to participating securities prior to fiscal 2011 were immaterial.

(ii)         Under the two-class method, basic weighted average common shares exclude outstanding nonvested participating securities consisting of restricted share awards of 1,139 and 886 at September 30, 2010 and 2009, respectively.

Note 5.  Commitments and Contingencies.

Commitments

The Company purchases its corn requirements for its Atchison plant through a single elevator company.  If the Company fails to purchase at least 13 million bushels each 12 months, it must pay the elevator company $0.03 per bushel for each bushel less than 13 million purchased.  The elevator company may terminate the contract if the Company fails to purchase the specified minimums, in which case the Company would be obligated to pay the elevator company $260 plus the costs incurred by the elevator company in contracting with a different customer for the delivery of corn purchased for the Company pursuant to previously issued Company delivery orders.  The Company has complied with its commitment under this agreement.  The agreement automatically renews each year on August 31st.

The Company has commitments to purchase approximately 1,779 mmbtu of natural gas at fixed prices at various dates through November 2011.  The commitment for these contracts at September 30, 2010 totaled approximately $8,630.

Beginning in the quarter ended December 31, 2008, the Company entered into a supply contract for flour for use in the production of protein and starch ingredients.  As a result, the Company no longer purchases wheat directly. The initial term of the agreement, as amended, expires October 23, 2015.

Contingencies

The Company is a party to various legal proceedings which are of an ordinary, routine nature and incidental to its business.  Management considers that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or operations of the Company.

From September 16, 2008 until February 11, 2009, tests on the Company’s feed drying unit indicated that it was not in compliance with the volatile organic compound emission limit established in the Consent Agreement and Final Order (“CAFO”) entered into with the Kansas Department of Health and Environment (“KDHE”) on January 11, 2006. The Company’s management provided regular updates to the KDHE on efforts to bring the unit into compliance with the permit.  During the third quarter of fiscal 2010, the Company disclosed that it would exceed a source-wide, rolling 12-month volatile organic compounds (VOC) emissions cap on the Company’s Atchison facility imposed in the 2006 Consent Agreement with the KDHE and was negotiating a second amendment to the Consent Agreement with the KDHE (a previously disclosed amendment addressed an earlier instance of noncompliance with the emission limit). The Company has agreed to the second amendment, along with the first amendment to the Consent Agreement.  The second amendment requires the Company to complete a closed-loop, process cooling water system project, which is expected to significantly reduce VOC emissions, in accordance with a scheduled timeline over a time period that ends on September 30, 2011.  The Company has commenced an $8,500 capital project designed to comply with the requirements of the second amendment.

The Company has agreed to a $5 per month penalty for any month that it exceeds the rolling 12-month cap, as well as a $1 per day penalty for each day it fails to file monthly progress reports or exceeds established completion dates for various stages of the project.  The most recent results, compiled on October 12, 2010, show that the Company has not exceeded the emissions cap and therefore the Company has not been subject to related penalties.

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

The Company’s production process involves the use of natural gas, which it purchases under contracts that require it to commit to the purchase of certain quantities on a monthly basis and allow the Company to lock in prices on such purchase quantities.  Because the quantities involved have always been for amounts to be consumed within the normal production process, the Company has excluded the market value of these commitments within its contracts from its hedge accounting consistent with normal purchases and sales as defined under ASC 815, Derivatives and Hedging.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2010 and June 30, 2010, respectively.

	Fair Value Measurements
	Classified	Total	Level 1	Level 2	Level 3
September 30, 2010
Assets
Corn Derivatives (a)(b)(c)	Inventory	$989	$989	$—	$—

June 30, 2010
Assets
Corn Derivatives (a)(b)	Inventory	$14	$14	$—	$—

(a) Corn commodity contracts consist of futures contracts and options and are recorded as a component of inventory in the Company’s Consolidated Balance Sheet.

(b) Based on prices of futures exchanges and recently reported prices in the marketplace.

(c) At September 30, 2010 the Company had open net derivative contracts to purchase 1,695,000 bushels of corn.

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

	Quarter Ended
	September 30, 2010	September 30, 2009
Sales to Customers
Ingredient solutions	$14,070	$15,362
Distillery products	42,519	34,235
Other	389	652
Total	56,978	50,249

Depreciation and amortization
Ingredient solutions	479	583
Distillery products	1,087	1,101
Other	61	61
Corporate	380	505
Total	2,007	2,250

Income (Loss) before Income Taxes
Ingredient solutions	1,420	2,297
Distillery products	8,082	6,629
Other	(20)	116
Corporate	(4,161)	(5,414)
Gain (loss) on sale of assets(i)	(289)	200
Total	$5,032	$3,828

	As of September 30, 2010	As of June 30, 2010
Identifiable Assets
Ingredient solutions	$32,597	$30,221
Distillery products	52,944	47,511
Other	1,742	1,777
Corporate	34,986	41,628
Total	$122,269	$121,137

(i)       MGPI’s management reporting does not assign or allocate special charges to the Company’s operating segments.  For purposes of comparative analysis, gain (loss) on sale of assets has been historically excluded from our segment results.

Note 8.  Employee Benefit Plans.

Post Retirement Benefits.  The Company and its subsidiaries provide certain post-retirement health care and life benefits to certain retired employees.  The liability for such benefits is unfunded.  The Company uses a June 30 measurement date for the plan.

The components of the Net Periodic Benefit Cost for the quarter periods ended September 30, 2010 and 2009, respectively, are as follows:

	Quarter Ended
	September 30, 2010	September 30, 2009
Service cost	$56	$62
Interest cost	102	135
Prior service cost	(4)	(9)
Loss	22	17
Total post-retirement benefit cost	$176	$205

The Company previously disclosed in its financial statements for the year ended June 30, 2010, amounts expected to be paid to plan participants.  There have been no revisions to these estimates and there have been no changes in the estimate of total employer contributions expected to be made for the fiscal year ended June 30, 2011.

Total employer contributions accrued for the quarter ended September 30, 2010 were $176.

Pension Benefits.  The Company and its subsidiaries also provide defined retirement benefits to certain employees covered under collective bargaining agreements.  Under the collective bargaining agreements, the Company’s pension funding contributions are a function of the wages paid and are determined as a percentage of wages paid.  The funding is divided between the defined benefit plans and a union 401(k) plan.  It has been management’s policy to fund the defined benefit plan in accordance with the collective bargaining agreement.  The collective bargaining agreements allow the plan’s trustees to develop changes to the pension plan to allow benefits to match funding, including reductions in benefits.  The Company uses a June 30 measurement date for the plans. The benefits under these pension plans are based upon years of qualified credited service; however benefit accruals under the Atchison plan were frozen as of October 15, 2009 and benefit accruals under the Pekin plan were frozen as of December 10, 2009.

The components of the Net Periodic Benefit Cost for the quarter periods ended September 30, 2010 and 2009, respectively, are as follows:

	Quarter Ended
	September 30, 2010	September 30, 2009
Service cost	$—	$152
Interest cost	59	58
Expected return on plan assets	(49)	(42)
Prior service cost	—	6
Recognition of net loss	34	21
Total pension benefit cost	$44	$195

The Company has made employer contributions of $100 and $379 related to pension plan and union 401(k), respectively, for the quarter ended September 30, 2010.

Equity-Based Compensation Plans.  The Company previously disclosed in its financial statements for the year ended June 30, 2010, a description of the Company’s equity-based compensation plans.

The Company’s equity based compensation plans provide for the awarding of shares of restricted common stock (“restricted stock” and “nonvested shares”) for senior executives and certain salaried employees as well as outside directors.  As of September 30, 2010, 1,138,970 shares of restricted common stock (net of forfeitures) have been awarded from shares available under the Company’s long-term incentive plans.  Compensation expense related to these awards is based on the market price of the stock on the date the Board of Directors approved the grant and is amortized over the vesting period of the restricted stock award.

On August 26, 2010, the Company granted 295,100 shares of restricted stock (nonvested shares) with a fair value of $6.75 per share under the Company’s 2004 Stock Incentive Plan. The value of those shares at the grant date, aggregating $1,992, will be amortized to expense over a five year vesting period.

No stock options were granted, exercised, or expired during the quarter ended September 30, 2010.

Note 9.  Sale of Kansas City Facility.

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

Note 10.  Restructuring Cost Activity.

During fiscal 2009, the Company incurred certain restructuring activities, as previously disclosed in its financial statements for the year ended June 30, 2010.

Activity related to the severance and early retirement costs was as follows:

	Quarter Ended
	September 30, 2010	September 30, 2009
Balance at beginning of period	$1,123	$1,791
Provisions for severance and early retirement costs	—	—
Payments and adjustments	(170)	(337)
Balance at end of period	$953	$1,454

Activity related to the lease termination restructuring accrual and related costs was as follows:

	Quarter-Ended
	September 30, 2010	September 30, 2009
Balance at beginning of period	$1,562	$2,379
Provision for additional expense	—	—
Payments and adjustments	(156)	(177)
Balance at end of period	$1,406	$2,202

Note 11.  Subsequent Event.

On October 22, 2010, the Company granted 10,984 shares of restricted stock with a fair value of $9.10 per share under the Company’s Director’s Stock Plan.  The value of those shares at the grant date, aggregating approximately $100, will be amortized over the vesting period of the restricted stock award.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(Dollar amounts in thousands, unless otherwise noted)

RESULTS OF OPERATIONS

General

Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations—General, incorporated by reference to Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 for certain general information about our principal products and costs.

Since the first quarter of fiscal 2009, we have made significant changes to our operations to improve our profitability.  We have refocused our business on the production of value-added ingredients and distillery products.  We have realigned our production efforts and taken steps to reduce excess inventories.  In the second quarter of fiscal 2009, we discontinued producing protein and starch at our Pekin facility and consolidated production of value-added protein and starch products at our Atchison facility.  In the third quarter of fiscal 2009, we temporarily discontinued distillery operations at our Pekin facility.  In the first quarter of fiscal 2010, we sold our Kansas City, Kansas facility and pet-related business assets.  In the second quarter of fiscal 2010, we formed a joint venture, ICP, and reactivated distillery operations at the Pekin facility.  For further discussion of these activities, events and changes made to improve our profitability, reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations — General, incorporated by reference to Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.  As a result of these actions, the first quarter revenues for fiscal 2011 and 2010, across all segments, have declined from historic levels.  During fiscal 2010, we returned to profitability for the year primarily due to our improved sales mix of value-added products and lower costs of raw materials and natural gas as well as lower costs from restructuring.  During fiscal 2011, our focus continues to be on the production of our value-added products with higher margins.

Critical Accounting Policies and Estimates

Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, incorporated by reference to Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, for a discussion of our critical accounting policies and the use of certain judgments and estimates in the preparation of our consolidated financial statements.

DEVELOPMENTS IN THE INGREDIENT SOLUTIONS SEGMENT

As previously mentioned in Results of Operations — General, in order to become more efficient and effective and to improve our results, during fiscal 2009 and fiscal 2010 we refocused our business on the production of our value-added products.   We believe the steps we have taken enabled us to return to profitability during fiscal 2010 and to be more competitive, while also allowing us to obtain financing that has enabled us to maintain operations.    During fiscal 2011, our focus continues to be on the production of our value-added products with higher margins.

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

On October 20, 2010, our board of directors approved a project to upgrade our protein and starch plant infrastructure.  The upgrades primarily will involve facility renovations, as well as the redesign of certain protein and starch processing equipment.  The upgrades will allow us to maintain high quality standards and increase our production efficiency.  The project will begin immediately, is scheduled to be completed by early 2011 and is anticipated to cost $2,000.

DEVELOPMENTS IN THE DISTILLERY PRODUCTS SEGMENT

As previously mentioned in Results of Operations — General and Developments in the Ingredient Solutions Segment, in order to become more efficient and effective and to improve our results, we refocused our business on the production of our value-added products.

One of the most important developments in the Distillery segment occurred in the second quarter of fiscal 2010, when we formed ICP, contributed our Pekin facility to ICP and sold off a 50 percent ownership interest in ICP.  ICP has allowed us to renew activity at the Pekin plant in a manner that utilizes the respective competencies of MGPI as a premier supplier of high quality food grade alcohol and SEACOR Energy Inc. as a leader in the energy and fuel markets.  In addition to realizing $13,951 (net of closing costs) of immediate value from a previously idled asset, the joint venture increases our available capacity for food grade alcohol.  ICP commenced production at the Pekin facility during the third quarter of fiscal 2010 and, at September 30, 2010, was operating at approximately 83% of capacity.

In alignment with the strategy described above, we increased our sales of high quality food grade alcohol, which was supported by increased production volume at our ICP joint venture.  As a result, sales of food grade alcohol for the period ending September 30, 2010 increased to 86.9 percent of our total distillery products sales for that period.   Meanwhile, our sales of fuel grade alcohol declined to 5.0 percent of total distillery products sales for the same period.  Prior to the formation of ICP in November, 2009, distillery operations at Pekin had been idle since February 2009.

DEVELOPMENTS IN THE OTHER SEGMENT

On August 21, 2009, we sold our Kansas City, Kansas, facility for $3,585, with potential additional payments over the next three years based on the buyer’s income from sales of our existing products to our existing customers over the three years ending July 31, 2012.  The sale included all equipment used for the production and packaging of pet-related products, which principally consisted of extruded plant-based resins and finished pet treats. We retained ownership of equipment that is used for the production of our Wheatex® textured wheat proteins, which are sold for use in meat extension and vegetarian product applications.  This equipment is located in a separate section of the facility that we have leased for a period of three years ending August 20, 2012 and which is operated by a subsidiary of the buyer under a toll manufacturing arrangement.

SEGMENT RESULTS

The following is a summary of revenues and pre-tax profits / (loss) allocated to each reportable operating segment for the quarterly periods ended September 30, 2010 and 2009.  For additional information regarding our operating segments, see Note 7-Operating Segments included under Part 1, Item 1, Financial Statements of this Form 10-Q and incorporated herein by reference.

	Quarter Ended
	September 30, 2010	September 30, 2009
Ingredient solutions
Net Sales	$14,070	$15,362
Pre-Tax Income	1,420	2,297
Distillery products
Net Sales	42,519	34,235
Pre-Tax Income	8,082	6,629
Other
Net Sales	389	652
Pre-Tax Income (Loss)	(20)	116

GENERAL

Consolidated earnings for the first quarter of fiscal 2011 increased compared to the same period in fiscal 2010 with net income of $5,002 on consolidated sales of $56,978 versus a net income of $3,738 on consolidated sales of $50,249 in the first quarter of fiscal 2010.  The increases in sales and earnings were primarily the result of our increased sales volume in the distillery products segment, offset by sales and earnings decreases in the ingredient solutions and other segments.  Also contributing to the increase in profitability were the earnings from our joint venture operations, which are included in the corporate segment.  Sales and earnings in our distillery products segment increased, and our return on sales percentage was 19.0 percent versus 19.2 a year ago.    Earnings in the ingredient solutions segment decreased from the same period in fiscal 2010 primarily due to higher production costs which were partially offset by higher average selling prices for proteins and starches.  The decrease in sales in the other segment for the first quarter fiscal 2011 as compared to the same period in fiscal 2010 was mainly a result of exiting the business line for pet products. Profitability in this segment, which primarily consists of plant-based biopolymers and resins, was adversely affected by a decline in per unit pricing compared to a year ago.

INGREDIENT SOLUTIONS

Total ingredient solutions sales revenue for the quarter ended September 30, 2010 decreased by $1,292, or 8.4 percent, compared to the quarter ended September 30, 2009.  Revenues for commodity starch and commodity proteins decreased by $520 and $350, respectively, for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009. Revenues for specialty starches decreased during the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009 by 6.2 percent, as a result of lower unit sales partially offset by an increase in average selling prices.   Revenues for specialty proteins for the quarter ended September 30, 2010 increased 1.0 percent over the quarter ended September 30, 2009, as a result of improved unit sales partially offset by a slight decease in unit pricing.  Improved pricing for specialty starches offset modest decreases in selling prices for specialty proteins and commodity starch.  In addition to the overall decline in revenues for the ingredient solutions segment, our margins saw a decline during the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009.  This was principally due to higher productions costs caused by lower volume output and increased energy costs related to higher natural gas prices.  Our protein and starch production was lower due to slowdowns to accommodate a series of planned facility and process improvements during the quarter. These factors were partially offset by improved average selling prices for specialty ingredients and lower raw material costs for flour.  Flour costs averaged approximately 14.4 percent lower per bushel compared to the same period a year ago.  Natural gas prices, on the other hand, averaged approximately 58.3 percent higher compared to the first quarter of fiscal 2010.

DISTILLERY PRODUCTS

Total distillery products sales revenue for the quarter ended September 30, 2010 increased $8,284, or 24.2 percent, compared to the quarter ended September 30, 2009.  This increase was primarily attributable to an increase in high quality food grade alcohol of $9,002, or 32.2 percent.  The increase in high quality food grade alcohol was due to a 40.8 percent increase in volume for the period partially offset by a decrease in per unit pricing for the same period.  This increase was partially offset by a decrease in distillers feed revenue of 27.6 percent.  While overall revenues and gross margins for distillery products increased for the quarter ended September 30, 2010 as compared to the same quarter a year ago, the gross margin percentage decreased to 19.2 percent for the quarter ended September 30, 2010 from 19.7 percent for the same period a year ago.  The decrease in our gross margins was due to a significant increase in natural gas prices and corn prices partially offset by increased volume and improved per unit pricing.  For the quarter ended September 30, 2010, the per-million cubic foot cost of natural gas and the per-bushel cost of corn averaged nearly 58.3 percent and 15.0 percent higher, respectively, than the quarter ended September 30, 2009.

OTHER PRODUCTS

For the quarter ended September 30, 2010, revenues for other products, consisting primarily of plant-based biopolymers and resins, decreased $263, or 40.3 percent, compared to the quarter ended September 30, 2009.  The decline in other segment sales revenue was primarily the result of the elimination of sales of pet products due to our divestiture of this business.  As described in Note 9, we sold the assets related to our pet products during the first quarter of fiscal 2010. Plant-based biopolymer and resins sales also decreased 11.7%.  The decrease in plant-based biopolymers and resins was due to a 19.8 percent decline in per unit pricing partially offset by an increase in volume.

NET SALES

Net sales for the quarter ended September 30, 2010 increased $6,729, or 13.4 percent, compared to the quarter ended September 30, 2009.  The increase was attributable to increased net sales in the distillery products segment partially offset by declines in the ingredient solutions and other segments.  Net sales in the distillery products segment as a whole increased primarily as a result of higher volumes of food grade alcohol.  Net sales in the ingredient solutions segment decreased due to lower volumes and pricing, partially offset by improved sales mix.  Net sales for our other segment decreased mainly as the result of exiting the pet products line of business and, to a lesser extent, reduced sales of plant-based biopolymer products.

COST OF SALES

For the quarter ended September 30, 2010, cost of sales increased $6,212, or 15.4 percent, compared to the quarter ended September 30, 2009.  Our higher overall costs were directly the result of additional volume as well as higher corn and natural gas prices, partially offset by a decrease in flour costs and by the impact of open derivative contracts.  We saw an increase in the per-bushel cost of corn and the per-million cubic foot cost of natural gas, which averaged nearly 15.0 percent and 58.3 percent higher, respectively, than the quarter ended September 30, 2009.   The per pound cost of flour for the quarter ended September 30, 2010 decreased by 14.4 percent compared to the quarter ended September 30, 2009.  Cost of sales is also impacted by changes in the fair value of open derivative contracts.  At September 30, 2010, our open contracts had a $989 favorable impact to cost of sales compared to $0 at September 30, 2009 as we had no open contracts.   For the quarter ended September 30, 2010, cost of sales was 81.8% of net sales, which generated a gross profit margin of 18.2%.  For the quarter ended September 30, 2009, cost of sales was 80.4% of net sales, which generated a gross margin of 19.6%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the quarter ended September 30, 2010 increased by $1,631, or 35.5 percent, compared to the quarter ended September 30, 2009.  The increase was primarily due to the increase in the pro-rata cost related to the estimated annual employee incentive program as well as general compensation increases.

OTHER INCOME, NET

Other income, net, decreased $18, or 85.7 percent, for the quarter ended September 30, 2010 respectively, compared to the quarter ended September 30, 2009.  This decrease was principally attributable to changes in interest capitalized as well as to the effect of certain other non-recurring, non-operating revenue items.

INTEREST EXPENSE

Interest expense for the quarter ended September 30, 2010 decreased $664, or 84.2 percent, compared to the quarter ended September 30, 2009.  This increase was the result of lower loan balances on long-term debt as well as the reduced balance on our line of credit compared to the same period in the prior year.

EQUITY IN EARNINGS (LOSS) OF JOINT VENTURES

ICP

On November 20, 2009, we completed a series of transactions whereby we contributed our Pekin plant to a newly-formed company, ICP, and then sold 50 percent of the membership interest in ICP to ICP Holdings, an affiliate of SEACOR Energy Inc., for a purchase price of $15,000 ($13,951 net of closing costs) as further described in Note 3 Investment in Joint Ventures included under Part I, Item 1, Financial Statements of this Form 10-Q and incorporated by reference herein.

For the quarter ended September 30, 2010, ICP had earnings of $3,207.  As a 50 percent joint venture holder, our portion of the earnings was $1,603.

D.M Ingredients, GmbH (“DMI”)

On July 17, 2007, we completed a transaction with Crespel and Dieters GmbH & Co. KG for the formation and financing of a joint venture, DMI, located in Ibbenburen, Germany.  DMI’s primary operation is the production of specialty ingredients for marketing by MGPI domestically and, through our partner and third parties internationally.  We own a 50 percent interest in DMI, and account for it using the equity method of accounting.  As of September 30, 2010, we had invested $571 in DMI since July 2007.

For the quarters ended September 30, 2010 and 2009, DMI incurred a net loss of $28 and $96, respectively.  As a 50 percent joint venture holder, our equity in this loss was $14 and $48 for the quarters ended September 30, 2010 and 2009, respectively.

DMI’s functional currency is the European Union Euro.  Accordingly, changes in the holding value of the Company’s investment in DMI resulting from changes in the exchange rate between the U.S. Dollar and the European Union Euro are recorded in other comprehensive income as a translation adjustment on unconsolidated foreign subsidiary net of deferred taxes.

NET INCOME

As the result of the factors outlined above, we experienced net income of $5,002 on net sales of $56,978 in the quarter ended September 30, 2010 compared to net income of $3,738 on net sales of $50,249 in the quarter ended September 30, 2009.

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

On August 26, 2010, the Board of Directors declared a five (5) cent dividend per share of common stock, payable October 6, 2010 to holders of record on September 15, 2010.  The aggregate amount of the dividend was $891.

The following table is presented as a measure of our liquidity and financial condition:

	September 30,	June 30,
	2010	2010
Cash and cash equivalents	$157	$6,369
Working capital	25,919	25,142
Amounts available under lines of credit	22,586	20,174
Credit facility, notes payable and long-term debt	4,114	2,771
Stockholders’ equity	77,237	72,784

	Year to Date Ended
	September 30,	September 30,
	2010	2009
Depreciation and amortization	$2,007	$2,250
Capital expenditures	961	35
Cash flows from operations (i)	(6,594)	3,250

(i)       Increases to receivables and inventory decreased cash flows from operations by $8,172 and decreases in payables and accrued expenses obligations decreased cash flows from operations by $4,553.

CASH FLOW INFORMATION

Summary cash flow information follows for the quarters ended September 30, 2010 and 2009, respectively:

	Quarter Ended
	September 30,	September 30,
	2010	2009

Cash flows provided by (used for):
Operating activities	$(6,594)	$3,250
Investing activities	(961)	1,127
Financing activities	1,343	(4,555)

Increase (decrease) in cash and cash equivalents	(6,212)	(178)
Cash and cash equivalents at beginning of year	6,369	178
Cash and cash equivalents at end of period	$157	$—

During the quarter ended September 30, 2010, our consolidated cash decreased $6,212 to $157 as compared to the quarter ended September 30, 2009, in which there was a $178 increase.  Decreased operating cash flow resulted primarily from an increase in receivables and inventory as compared to the same period a year ago.  Cash outflows related to capital expenditures during the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009 were increased, while proceeds from the disposition of property decreased.  During the quarter ended September 30, 2010, borrowings exceeded payments on debt as compared to the quarter ended September 30, 2009, in which payments on debt exceeded borrowings.

Operating Cash Flows.  Summary operating cash flow information for the quarters ended September 30, 2010 and 2009, respectively, is as follows:

	Quarter Ended
	September 30,	September 30,
	2010	2009

Net income	$5,002	$3,738
Depreciation and amortization	2,007	2,250
Loss (gain) on sale of assets	289	(200)
Deferred income taxes	—	(2)
Equity in (earnings) loss of joint ventures	(1,589)	48
Changes in operating assets and liabilities:
Restricted cash	971	200
Receivables	(4,575)	(1,613)
Inventory	(3,597)	3,415
Prepaid expenses	(285)	(1,827)
Accounts payable	(1,067)	(3,564)
Accounts payable to affiliate, net	(1,279)	—
Accrued expenses	(2,207)	387
Deferred credit	(140)	(215)
Income taxes payable/receivable	(22)	42
Accrued retirement health and life insurance benefits and other noncurrent liabilities	(28)	(93)
Other	(74)	684
Net cash provided by (used in) operating activities	$(6,594)	$3,250

Cash flow from operations for the quarter ended September 30, 2010 decreased $9,844 to $(6,594) from $3,250 for the quarter ended September 30, 2009, which was impacted by the timing of cash receipts and disbursements.  This decrease in operating cash flow was primarily related to the increases in inventory and accounts receivables.  Inventory increased $3,597 for the quarter ended September 30, 2010 compared to a decrease of $3,415 for the quarter ended September 30, 2009.  Receivables increased $4,575 for the quarter ended September 30, 2010 compared to an increase of $1,613 for the quarter ended September 30, 2009.

Investing Cash Flows.  Net investing cash outflow for the quarter ended September 30, 2010 was $(961) compared to $1,127 for the quarter ended September 30, 2009.  During the quarter ended September 30, 2010, we made capital investments of $961.  During the quarter ended September 30, 2009, we made no capital investments and had proceeds of $1,127 from the sale of assets that were held for sale.

Financing Cash Flows.  Net financing cash flow for the quarter ended September 30, 2010 was $1,343 compared to $(4,555) for the quarter ended September 30, 2009, for a net increase in financing cash flow of $5,898.  During the quarter ended September 30, 2010, we had net borrowings of $1,517 under our operating line of credit compared to net payments of $5,434 for the quarter ended September 30, 2009.  This net increase was partially offset by net payments on long-term debt of $174 for the quarter ended September 30, 2010 compared to net borrowings of $1,180 for the quarter ended September 30, 2009.

CAPITAL EXPENDITURES

For the quarter ended September 30, 2010, we incurred no significant capital expenditures. For fiscal 2011, we have budgeted $4,500 in routine capital expenditures related to improvements in and replacements of existing plant and equipment and information technology, of which commitments for $2,150 have been approved, which includes $2,000 approved by our board of directors on October 20, 2010 for upgrades to our protein and starch plant infrastructure.  The upgrades primarily will involve interior and exterior renovations to the facility, as well as the redesign of certain protein and starch processing equipment.  The upgrades will allow us to maintain high quality standards and increase our production efficiency.  The project will begin immediately and is scheduled to be completed by early 2011.

In addition, we have begun work on a major capital project designed to provide environmental benefits at our Atchison, Kansas distillery while also enhancing alcohol production capabilities.  The product will involve the installation of a new, state of the art water cooling system to replace older equipment used to supply water for multiple components of the distillation process.  It is expected to be completed by the end of September 2011 at an estimated cost of $8,500.  We are limited to annual capital expenditures of $4,500 by the revolving credit facility (excluding capital expenditures made for the replacement and or upgrade of our existing water cooling facility).  As of September 30, 2010, we had contracts to acquire capital assets of approximately $5,619, of which $5,234 relates to our water cooling project.

LINE OF CREDIT

The amount of borrowings which we may make is subject to borrowing base limitations.  As of September 30, 2010, our outstanding borrowings under this facility were $1,517, and $22,586 was available for additional borrowings.  The borrowing base is the lesser of the maximum line amount or an amount based on specified percentages of eligible accounts receivable and inventories less specified reserves.  The borrowing base is the lesser of the maximum line amount or an amount based on specified percentages of eligible accounts receivable and inventories less specified reserves.  The lender has discretion under the Credit Agreement to change the manner in which the borrowing base is determined, such as altering the advance rates applicable to accounts receivable and inventory or changing reserve amounts.

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

The lender has significant lending discretion under the Credit Agreement; it may modify our borrowing base and various components thereof in its reasonable discretion, thereby affecting the amount of credit available to us. The lender may terminate or accelerate our obligations under the Credit Agreement upon the occurrence of various events in addition to payment defaults and other breaches, including such matters as over advances arising from reductions in the borrowing base, certain changes in the Board, failure to pay taxes when due, defaults under other material debt, lease or other contracts and our CEO ceasing to be actively engaged in our day to day business activities if we fail to hire a successor acceptable to the lender within 90 days. We have maintained compliance with these covenants through September 30, 2010.

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

The net income requirements imposed under the Credit Agreement for fiscal 2010 and the first fiscal quarter of 2011, which we met, are set forth below.  We expect that we may be required to amend it to cover future periods upon terms acceptable to our lender.  Targets subsequent to September 30, 2010 have not been set as of November 9, 2010.

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

WORKING CAPITAL

COMPARISON TO JUNE 30, 2010

Our working capital increased $777 from June 30, 2010 to September 30, 2010.  This increase was primarily the result of increases in receivables, inventory and our line of credit offset by decreases in cash, deferred income tax assets, accounts payable to affiliate and accrued expenses.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We make our products primarily from flour and corn and, as such, are subject to market risk due to changes in commodity prices.  We utilize long-term contracts with suppliers as well as derivative instruments, which we mark to market, to mitigate some of these risks.  Our derivative instruments include a combination of forward purchases and exchange traded commodity futures and options contracts.  The nature of our market risk exposure to these items has not changed materially since June 30, 2010.  See Note 6 to the Condensed Consolidated Financial Statements for further discussion.

Our loan from Union State Bank — Bank of Atchison bears interest at 6% over the three year treasury index, adjusted quarterly.  Our Credit Agreement with Wells Fargo Bank provides for interest at a variable rate equal to daily three month LIBOR plus 5%, but not less than 5.5%;  the default rate is 3% higher, in the lender’s discretion.  Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on weighted average outstanding borrowings at September 30, 2010, a 100 basis point increase over the non-default rates actually in effect at such date would increase our interest expense on an annualized basis by $1.

ITEM 4.          CONTROLS AND PROCEDURES.

(a)           Evaluation of disclosure controls and procedures.

As of the end of the quarter ended September 30, 2010 our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)           Changes in Internal Controls.

There has been no change in the Company’s internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect MGP Ingredients, Inc.’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

Reference is made to Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 for information on certain proceedings to which we are subject.

We are a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2010 we made no repurchases of our stock.

ITEM 6.    EXHIBITS

3.1	Articles of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2004 (File number 0-17196))

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Company’s Report on Form 10-K for the fiscal year ended June 30, 2010.

*10.1

Non-Employee Director Restricted Share Award Agreement effective October 22, 2010 of John Speirs. Similar agreements were made for the same number of shares with Michael Braude, John Byom, Cloud L. Cray, Gary Gradinger, Linda Miller, Karen Seaberg and Daryl Schaller.

10.2

Guidelines on Issuance of Fiscal 2010 Restricted Share Awards (Incorporated by reference to Exhibit 10.51 of the Company’s Report on Form 10-K for the fiscal year ended June 30, 2010 (File number 0-17196).

10.3

Form of Agreement with Timothy Newkirk as to Award of Restricted Shares Granted Under the Stock Incentive Plan of 2004 with respect to Fiscal 2010 (Similar agreements have been made with the following named executive officers as to the number of shares indicated following their respective names —Randy M. Schrick — 14,300 and Donald Coffey — 14,300.) (Incorporated by reference to Exhibit 10.52 of the Company’s Report on Form 10-K for the fiscal year ended June 30, 2010 (File number 0-17196).

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

*32.1	Certification of Chief Executive Officer furnished pursuant to Rule 13a 14(b) and 18 U.S.C. 1350

*32.2	Certification of Chief Financial Officer furnished pursuant to Rule 13a-4(b) and 18 U.S.C. 1350

*      Filed herewith

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date: November 9, 2010	By	/s/ Timothy W. Newkirk
Timothy W. Newkirk,
President and Chief Executive Officer

Date: November 9, 2010	By	/s/Don Tracy
Don Tracy
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)