Form 10-Q
period 2010-12-31
MGP INGREDIENTS INC
filed 2011-02-09
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010.

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

17,824,813 shares outstanding

as of February 7, 2011

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per-share amounts)

	Quarter Ended		Year to Date Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009

Net sales	$57,951	$48,094	$114,929	$98,343
Cost of sales	49,159	39,584	95,783	79,996
Gross profit	8,792	8,510	19,146	18,347

Selling, general and administrative expenses	4,360	5,004	10,587	9,600
Other operating costs	55	455	328	1,252
Loss (gain) on sale of assets	33	(500)	322	(700)
Loss on joint venture formation	—	3,047	—	3,047
Income from operations	4,344	504	7,909	5,148

Other income, net	—	2	3	23
Interest expense	(141)	(537)	(266)	(1,326)
Equity in earnings (loss) of joint ventures	(957)	150	632	102
Income before income taxes	3,246	119	8,278	3,947

Provision (benefit) for income taxes	4	(4,659)	34	(4,569)
Net income	3,242	4,778	8,244	8,516

Other comprehensive income (loss), net	(203)	3	(176)	3
Comprehensive income	$3,039	$4,781	$8,068	$8,519

Per Share Data
Total basic earnings per common share	$0.18	$0.29	$0.46	$0.51
Total diluted earnings per common share	$0.18	$0.29	$0.46	$0.51

Dividends per common share	$—	$—	$0.05	$—

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	December 31, 2010	June 30, 2010
ASSETS
Current Assets
Cash and cash equivalents	$472	$6,369
Restricted cash	490	971
Receivables (less allowance for doubtful accounts: $119 and $155 at December 31, 2010 and June 30, 2010, respectively)	21,615	17,674
Inventory	18,710	14,524
Prepaid expenses	1,111	1,517
Deposits	2,181	733
Deferred income taxes	2,854	6,267
Refundable income taxes	484	578
Total current assets	47,917	48,633

Property and equipment, at cost	154,683	164,559
Less accumulated depreciation	(96,603)	(107,196)
Property and equipment, net	58,080	57,363

Investment in joint ventures	14,722	14,266
Other assets	690	875
Total assets	$121,409	$121,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$660	$689
Revolving credit facility	86	—
Accounts payable	11,391	10,341
Accounts payable to affiliate, net	3,762	4,951
Accrued expenses	4,116	7,510
Total current liabilities	20,015	23,491

Long-term debt, less current maturities	1,763	2,082
Deferred credit	5,095	5,379
Accrued retirement health and life insurance benefits	8,491	8,170
Other non current liabilities	2,597	2,964
Deferred income taxes	2,854	6,267
Total liabilities	40,815	48,353

Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 19,530,344 shares at December 31, 2010 and June 30, 2010, respectively; 17,824,813 and 17,519,614 shares outstanding at December 31, 2010 and June 30, 2010, respectively	6,715	6,715
Additional paid-in capital	6,699	7,606
Retained earnings	78,781	71,428
Accumulated other comprehensive loss	(3,003)	(2,827)
Treasury stock, at cost Common: 1,705,531 and 2,010,730 shares at December 31, 2010 and June 30, 2010, respectively	(8,602)	(10,142)
Total stockholders’ equity	80,594	72,784
Total liabilities and stockholders’ equity	$121,409	$121,137

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Year to Date Ended
	December 31, 2010	December 31, 2009
Cash Flows from Operating Activities
Net income	$8,244	$8,516
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,083	4,397
Loss (gain) on sale of assets	322	(700)
Loss on joint venture formation	—	3,047
Deferred income taxes	—	—
Equity in earnings of joint ventures	(632)	(102)
Changes in operating assets and liabilities:
Restricted cash	481	169
Receivables	(3,941)	(73)
Inventory	(4,186)	2,042
Prepaid expenses	406	(1,565)
Accounts payable	(226)	2,715
Accounts payable to affiliate, net	(1,189)	—
Accrued expenses	(3,394)	13
Deferred credit	(284)	(407)
Income taxes payable/receivable	94	1,011
Accrued retirement health and life insurance benefits and other non-current liabilities	(46)	(2,557)
Other	(892)	(444)
Net cash provided by (used in) operating activities	(1,160)	16,062
Cash Flows from Investing Activities
Additions to property and equipment	(3,663)	(55)
Proceeds from sale of interest in joint ventures	—	13,951
Proceeds from disposition of property and equipment	—	4,163
Net cash provided by (used in) investing activities	(3,663)	18,059
Cash Flows from Financing Activities
Payment of dividends	(891)	—
Exercise of stock options	79	221
Loan fees incurred with borrowings	—	(229)
Proceeds from long-term debt	—	2,032
Principal payments on long-term debt	(348)	(21,121)
Proceeds from revolving credit facility	141,889	97,726
Principal payments on revolving credit facility	(141,803)	(112,928)
Net cash used in financing activities	(1,074)	(34,299)

Decrease in cash and cash equivalents	(5,897)	(178)
Cash and cash equivalents, beginning of year	6,369	178
Cash and cash equivalents, end of period	$472	$—

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

These unaudited condensed consolidated financial statements as of and for the quarter and year to date periods ended December 31, 2010 should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Form 10-K Annual Report for the fiscal year ended June 30, 2010 filed with the Securities and Exchange Commission.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Revenue Recognition

Revenue from the sale of the Company’s products is recognized as products are delivered to customers according to shipping terms and title has transferred.  Income from various government incentive grant programs is recognized as it is earned.  Sales include freight costs billed to customers of $3,231 and $3,422 for the quarterly periods ended December 31, 2010 and 2009, respectively.  Sales include freight costs billed to customers of $6,276 and $6,587 for the year to date periods ended December 31, 2010 and 2009, respectively.

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

Properties and Depreciation

Property and equipment are stated at cost.  Additions, including those that increase the life or utility of an asset, are capitalized and all properties are depreciated over their estimated remaining useful lives.  Depreciation is computed using the straight-line method over their estimated useful lives.

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

Impairment

The Company tests its long-lived assets for impairment whenever events or conditions and circumstances indicate a carrying amount of an asset may not be recoverable.  No events or conditions occurred during the quarterly and year to date periods ended December 31, 2010 that required the Company to perform a test of its long-lived assets for impairment.

Income Taxes

The effective tax rate for the quarters ended December 31, 2010 and 2009 was .1 percent and (3,915.1) percent respectively.  The effective tax rate for the year to date periods ended December 31, 2010 and 2009 was .4 percent and (115.8) percent, respectively.

For the quarter and year to date periods ended December 31, 2009, the effective rate differs from the Company’s statutory rate primarily due to changes in the federal and state valuation allowance and the benefit of a tax law change that occured during the quarter ended December 31, 2009.  Under the Worker, Homeownership, and Business Assistance Act of 2009, which was enacted during the quarter ended December 31, 2009, the Company became eligible to carry back net operating losses generated in the Company’s fiscal year ended June 30, 2009 to the five preceding tax years, instead of the two years allowed under previous tax law.  The Company filed a claim to carry an additional $12,000 of net operating loss back.  An income tax benefit of approximately $4,700 was recognized during the quarter ended December 31, 2009 related to this carryback claim.  The cash refund associated with the carryback claim was received during January 2010.  For all other periods presented, tax expense was negligible due to the use of net operating loss carryforwards previously reserved for.

Dividends

On August 26, 2010, the Board of Directors declared a five (5) cent dividend per share of common stock, payable to holders of record as of September 15, 2010.  The Company accrued the $891 dividend at September 30, 2010.  The dividend was paid on October 6, 2010.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation.  The condensed consolidated financial statements reflect immaterial adjustments.  For further discussion see Change in Presentation to Prior Financial Statements below.  These reclassifications had no impact upon the Company’s previously reported earnings or earnings per share calculations.

Out-of-Period Adjustments

Out-of-period adjustments are detailed below.  Management does not believe the impact of these out of period adjustments materially impact the fair presentation of the Company’s operating results or financial condition for the periods impacted.

Accounts Payable.  During the second quarter of fiscal 2010 management performed a detailed analysis of accounts that were either duplicated or otherwise erroneously recorded.   After analysis, the Company determined certain recorded amounts were not owed and adjusted the accounts payable balance in the second quarter to correct this situation.  The impact of the correcting adjustment increased reported pretax income in the second quarter of fiscal 2010 by approximately $1,351.  Cost of sales was favorably impacted by $733, and the result of equity in earnings (loss) of joint ventures was improved by $618.

Benefit plan liabilities.  During the fourth quarter of fiscal 2010, management determined the $753 actuarially determined partial settlement and curtailments related to its various benefit plans were recorded out-of-period.  Had this adjustment been recorded in the proper period, pretax income would have been favorably impacted by $753 for the second quarter of fiscal 2010 and would have reduced the loss on joint venture formation recorded during the second quarter of fiscal 2010 from $3,047 to $2,294.

Change in Presentation to Prior Consolidated Financial Statements.  During the second quarter of fiscal 2011, the Company identified an immaterial error in its classification of restricted stock awards on the balance sheet.  The Company issues treasury shares for restricted stock awards, which allow the award participants to receive dividends and voting rights.  The Company had previously classified the shares related to the awards within treasury stock until the awards were fully vested.  The shares should have been presented as outstanding common stock when they were issued.  The Company does not believe that these adjustments are material to any of its previously filed quarterly or annual consolidated financial statements for the fiscal years ended June 30, 2010 and 2009 and for the three months ended September 30, 2010.  The impact of this immaterial error correction is to reclassify certain amounts from treasury stock to additional paid-in capital as well as to reclassify the non-vested restricted shares from treasury stock to common stock.  Annual and quarterly amounts and share counts within stockholders’ equity have been conformed to this presentation.  The amount and share reclassifications are as follows:

	As previously reported				As reclassified
	Amount		Shares Outstanding		Amount		Shares Outstanding
	Additional Paid-In Capital	Treasury Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Treasury Stock	Common Stock	Treasury Stock
July 1, 2008	$11,862	$(15,035)	16,560,578	2,969,766	$9,838	$(13,011)	16,960,390	2,569,954
June 30, 2009	$11,572	$(14,786)	16,598,585	2,931,759	$6,878	$(10,092)	17,531,486	1,998,858
September 30, 2009	$11,403	$(14,753)	16,610,814	2,919,530	$6,908	$(10,258)	17,496,870	2,033,474
December 31, 2009	$11,465	$(14,546)	16,674,655	2,855,689	$6,970	$(10,051)	17,537,769	1,992,575
March 31, 2010	$11,626	$(14,546)	16,673,075	2,857,269	$7,158	$(10,078)	17,532,288	1,998,056
June 30, 2010	$11,990	$(14,526)	16,675,744	2,854,600	$7,606	$(10,142)	17,519,614	2,010,730
September 30, 2010	$12,303	$(14,526)	16,675,744	2,854,600	$6,431	$(8,654)	17,814,714	1,715,630

The adjustments resulting from this matter had no impact on total stockholders’ equity or the Company’s consolidated statements of income.  Reported amounts of earnings per share were not impacted by this correction.

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

Disclosure Requirements Related to Financing Receivables -In July 2010, the FASB issued Accounting Standards Update No. 2010-20,  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310)—Receivables (ASU 2010-20) .  ASU 2010-20 enhances the disclosure requirements about the credit quality and related allowances for credit losses of financing receivables. ASU 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010.  The Company adopted this standard effective for the quarter ended December 31, 2010 and the adoption of this standard had no impact on the Company’s financial statement disclosures.

Note 3.  Investment in Joint Ventures.

Investments in non-consolidated affiliates accounted for under the equity method generally include all entities in which the Company has significant influence, not more than 50 percent voting control, and is not considered the primary beneficiary.  The Company’s investments accounted for on the equity method of accounting consist of the following: (1) 50 percent interest in Illinois Corn Processing, LLC “ICP”), which operates a distillery, and (2) 50 percent interest in D.M. Ingredients, GmbH, (“DMI”), which produces certain specialty starch and protein ingredients.

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

•                        Under the Marketing Agreement, ICP manufactures and supplies food grade alcohol products for MGPI and MGPI purchases, markets and sells such products for a marketing fee.  The Marketing Agreement provides that MGPI will share margin realized from the sale of the products under the agreement with ICP.  The Marketing Agreement has an initial term of one year, but automatically renews for one year terms thereafter, subject to specified exceptions, including the following:  (i) there is an uncured breach by one of the parties, (ii) MGPI gives timely notice of termination, (iii) MGPI ceases to be a member of the joint venture, or (iv) the parties are unable to mutually agree to modifications to the Marketing Agreement that are proposed in good faith by one of the parties as necessary or desirable to further the purposes of the parties’ respective expectations of economic benefits to be derived under the Marketing Agreement and their interests in ICP.  For six months following expiration or termination of the Marketing Agreement, ICP will provide MGPI with reasonable assistance to transition production of the products it makes for the Company to another producer that MGPI designates.   SEACOR Energy Inc. has entered into a similar agreement with ICP with respect to the marketing of fuel grade alcohol.

An affiliate of SEACOR Energy, Inc. has provided funding to ICP through two loans secured by all of the assets of ICP, including the Pekin Plant. Among other matters, losses or working capital deficiencies that would entitle a member of ICP to shut down the plant are events of default under these loan agreements which, upon any requisite notice and/or lapse of time, would entitle the lender to exercise its remedies, including foreclosing on ICP’s assets and, in the case of the working capital deficiency or successive losses, enforcing the plant closure provisions in the Limited Liability Company Agreement referred to above.  The loans are non-recourse to MGPI.  ICP experienced EBITDA losses in excess of $500 in the quarters ended December 31, 2009 and March 31, 2010.  An affiliate of SEACOR Energy, Inc. which provides financing for ICP waived these covenant violations.

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

The Company does not direct or control the activities of ICP that most significantly determine the economic performance of this investment.  These responsibilities are shared equally with the Company’s joint venture partner. In addition, Management has determined that since MGPI will not absorb a majority of any gains or losses related to ICP that MGPI is not the primary beneficiary and ICP should not be consolidated.  The significant judgments and assumptions made by the Management in reaching this conclusion include consideration of 1) the economics to MGPI and SEACOR Energy, Inc. related to the marketing agreements, 2) the buy-out provisions by MGPI and SEACOR Energy, Inc. and 3) the financing provided by SEACOR Energy, Inc’s affiliate.  The Company has not provided other financial explicit or implicit support to ICP during the quarter and year to date periods ended December 31, 2010 and does not intend to provide financial or other support at this time, other than as discussed below.

On January 29, 2010, ICP acquired the steam facility that services the Pekin plant for $5,000.  The Company and ICP Holdings each contributed $1,000 and each committed to fund $1,500 of the balance of the purchase price over the next three years.  Subsequent to December 31, 2010, it was determined that ICP would fund a portion of this commitment.  On January 19, 2011 ICP funded $1,000 of the purchase price.  The Company and ICP Holdings each remain committed to fund the remaining balance of $2,000.  The Company’s portion of the remaining commitment plus the Company’s investment balance at December 31, 2010 is the maximum exposure to losses.  A reconciliation from the Company’s investment in ICP to the entity’s maximum loss of exposure is as follows:

December 31,
2010
MGPI’s investment balance in ICP	$14,468
Plus:
Funding commitment for capital improvements	1,000
MGPI’s maximum exposure to loss related to ICP	$15,468

Summary Financial Information

Condensed financial information of the Company’s non-consolidated equity method investment in ICP is shown below.  The results for the quarter and year to date period ended December 31, 2009 include ICP’s results from November 21, 2009, the date of formation, to December 31, 2009.

	Quarter Ended	Quarter Ended	Year to Date Ended	Year to Date Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
ICP’s Operating results:
Net sales	$42,827	$33	$81,251	$33
Cost of sales and expenses	(43,574)	(700)	(77,402)	(700)
Depreciation and amortization	(1,131)	(199)	(2,520)	(199)
Net income (loss)	$(1,878)	$(866)	$1,329	$(866)

	December 31,	June 30,
	2010	2010
ICP’s Balance Sheet:
Current assets	$29,141	$20,567
Noncurrent assets	28,761	30,898
Total assets	$57,902	$51,465

Current liabilities	$10,423	$12,729
Noncurrent liabilities	18,544	10,788
Equity	28,935	27,948
Total liabilities and equity	$57,902	$51,465

The Company’s equity in earnings (loss) of joint ventures is as follows:

	Quarter Ended December 31, 2010	Quarter Ended December 31, 2009	Year to Date Ended December 31, 2010	Year to Date Ended December 31, 2009

ICP (50% interest)*	$(939)	$185	$664	$185
DMI (50% interest)	(18)	(35)	(32)	(83)
	$(957)	$150	$632	$102

*Note:  The quarter and year to date period ended December 31, 2009 includes ($433) of start-up costs for ICP joint venture and a $618 reversal of over-accrued payables out of period, as discussed in Note 1.

The Company’s investment in joint ventures is as follows:

	December 31, 2010	June 30, 2010

ICP (50% interest)	$14,468	$13,974
DMI (50% interest)	254	292
	$14,722	$14,266

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

The computations of basic and diluted earnings per share from continuing operations are as follows:

	Quarter Ended		Year to Date
	December 31, 2010	December 31, 2009 (i)	December 31, 2010	December 31 2009 (i)

Net income from continuing operations attributable to shareholders	$3,242	$4,778	$8,244	$8,516
Amounts allocated to participating securities (nonvested shares)	204	—	520	—

Net income from continuing operations attributable to common shareholders	$3,038	$4,778	$7,724	$8,516

Basic weighted average common shares(ii)	16,691	16,673	16,685	16,638
Potential dilutive shares from stock options (iii)	23	12	17	2
Diluted weighted average common shares	16,714	16,685	16,702	16,640

Earnings per share from continuing operations attributable to common shareholders
Basic	$0.18	$0.29	$0.46	$0.51
Diluted	$0.18	$0.29	$0.46	$0.51

(i)       The Company adopted ASC 260 10 Earnings Per Share (formerly FSP-EITF 03-6-1) — Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities effective July 1, 2009.  The impacts for the non-vested restricted shares, which constitute a separate class of stock for accounting purposes, did not have a material impact and the Company did not apply the two class method in fiscal 2010.  In conjunction with the declaration of the dividend in the first quarter of fiscal 2011, the Company reassessed its earnings per share calculation policy and determined to present the two-class method.  Amounts allocated to participating securities prior to fiscal 2011 were immaterial.

(ii)          All non-vested shares of restricted stock are reflected as outstanding; however, they have been excluded from the calculation of basic earnings per share. The Company had non-vested participating securities of 1,122,244 and 863,114 at December 31, 2010 and 2009, respectively.

(iii)       Anti-dilutive shares from stock options totaled 10,000 and 108,500 at December 31, 2010 and 2009, respectively.

Note 5.  Commitments and Contingencies.

Commitments

The Company purchases its corn requirements for its Atchison plant through a single elevator company.  If the Company fails to purchase at least 13 million bushels each 12 months, it must pay the elevator company $0.03 per bushel for each bushel less than 13 million purchased.  The elevator company may terminate the contract if the Company fails to purchase the specified minimums, in which case the Company would be obligated to pay the elevator company $260 plus the costs incurred by the elevator company in contracting with a different customer for the delivery of corn purchased for the Company pursuant to previously issued Company delivery orders.  The Company has complied with its commitment under this agreement.  The agreement automatically renews each year on August 31.

The Company has commitments to purchase approximately 1,428 mmbtu of natural gas at fixed prices at various dates through November 2011.  The commitment for these contracts at December 31, 2010 totaled approximately $6,822.

Beginning in the quarter ended December 31, 2008, the Company entered into a supply contract for flour for use in the production of protein and starch ingredients.  As a result, the Company no longer purchases wheat directly. The initial term of the agreement, as amended, expires October 23, 2015.

As of December 31, 2010, the Company had contracts to acquire capital assets of approximately $4,345, of which $2,360 relates to the water cooling project.

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

The Company has agreed to a $5 per month penalty for any month that it exceeds the rolling 12-month cap, as well as a $1 per day penalty for each day it fails to file monthly progress reports or exceeds established completion dates for various stages of the project.  The most recent results, compiled on February 1, 2011, show that the Company has not exceeded the emissions cap and therefore the Company has not been subject to related penalties.

Note 6.  Derivative Instruments and Fair Value Measurements.

Derivative Instruments.  In connection with the purchase of raw materials, principally corn, for anticipated operating requirements, the Company enters into readily marketable exchange-traded derivative instruments in the form of commodity futures and option contracts consistent with its established risk management policies.

Certain commodities the Company uses in its production process are exposed to market price risks due to volatility in the prices for those commodities.  The Company has historically used derivative instruments to reduce the risk related to price volatility for corn, flour and natural gas.  The Company has historically managed its exposure through a combination of forward purchases, long-term contracts with suppliers and exchange traded commodity futures and option contracts.  Derivative instruments are recorded as either assets or liabilities, on a net basis, and are measured at fair market value.  Since these derivatives are not accounted for as hedges, fluctuations in the related commodity prices could have a material impact on earnings in any given period.  Changes in fair value of open derivative instruments are recorded in inventory and cost of sales.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2010 and June 30, 2010, respectively.

			Fair Value Measurements
	Classified	Total	Level 1	Level 2	Level 3
December 31, 2010
Assets
Corn Derivatives (a)(b)(c)	Inventory	$1,694	$1,694	$—	$—

June 30, 2010
Assets
Corn Derivatives (a)(b)	Inventory	$14	$14	$—	$—

(a)          Corn commodity contracts consist of futures contracts and options and are recorded as a component of inventory in the Company’s Consolidated Balance Sheet.

(b)         Based on prices of futures exchanges and recently reported prices in the marketplace.

(c)          At December 31, 2010 the Company had open net derivative contracts to purchase 3,695,000 bushels of corn.

Note 7.  Operating Segments.

The Company’s operations are classified into three reportable segments:  ingredient solutions, distillery products and other. Ingredient solutions consist of specialty starches and proteins, commodity starch and vital wheat gluten.  The distillery products segment consists of food grade alcohol, along with fuel grade alcohol, commonly known as ethanol, and distillers feed, which are co-products of our distillery operations.  The other segment products are comprised of plant-based polymers and composite resins manufactured through the further processing of certain of the Company’s starch and wood particles.

Operating profit for each segment is based on net sales less identifiable operating expenses.  Interest expense, investment income and other general miscellaneous expenses have been excluded from segment operations and classified as Corporate.   Receivables, inventories and property and equipment have been identified with the segments to which they relate.  All other assets are considered as Corporate.

	Quarter Ended		Year to Date Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

Sales to Customers
Ingredient solutions	$14,517	$15,396	$28,587	$30,759
Distillery products	43,181	32,104	85,700	66,339
Other	253	594	642	1,245
Total	57,951	48,094	114,929	98,343

Depreciation and amortization
Ingredient solutions	516	578	995	1,161
Distillery products	1,113	1,090	2,200	2,191
Other	20	62	81	121
Corporate	372	419	807	924
Total	2,021	2,149	4,083	4,397

Income (Loss) before Income Taxes
Ingredient solutions	443	2,760	1,863	5,057
Distillery products	7,344	4,211	15,426	10,840
Other	(116)	(20)	(136)	96
Corporate(i)	(4,392)	(4,285)	(8,553)	(9,699)
Loss on joint venture formation(i)	—	(3,047)	—	(3,047)
Gain (loss) on sale of assets(i)	(33)	500	(322)	700
Total	$3,246	$119	$8,278	$3,947

(i)       MGPI’s management reporting does not assign or allocate special charges to the Company’s operating segments.  For purposes of comparative analysis, loss on joint venture formation and gain (loss) on sale of assets have been excluded from our segment results.  Corporate loss was favorably impacted by $1,351 for the quarter and year to date period ended December 31, 2009, representing reversal of over-accrued payables as discussed in the Out-of-Period Adjustments section of Note 1 Accounting Policies and Basis of Presentation.   Loss on joint venture formation should have been reduced by $753 representing a partial settlement and curtailments on our various benefit plans as discussed in the Out-of-Period Adjustments section of Note 1 Accounting Policies and Basis of Presentation.

	As of December 31, 2010	As of June 30, 2010
Identifiable Assets
Ingredient solutions	$32,886	$30,221
Distillery products	56,433	47,511
Other	1,754	1,777
Corporate	30,336	41,628
Total	$121,409	$121,137

Note 8.  Employee Benefit Plans.

Post Retirement Benefits.  The Company and its subsidiaries provide certain post-retirement health care and life benefits to certain retired employees.  The liability for such benefits is unfunded.  The Company uses a June 30 measurement date for the plan.

The components of the Net Periodic Benefit Cost for the quarter and year to date periods ended December 31, 2010 and 2009, respectively, are as follows:

	Quarter Ended		Year to Date Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

Service cost	$56	$62	$112	$124
Interest cost	102	135	204	270
Prior service cost	(4)	(9)	(8)	(18)
Loss	22	17	44	34
Total post-retirement benefit cost	$176	$205	$352	$410

The Company previously disclosed in its financial statements for the year ended June 30, 2010, amounts expected to be paid to plan participants.  There have been no revisions to these estimates and there have been no changes in the estimate of total employer contributions expected to be made for the fiscal year ended June 30, 2011.

Total employer contributions accrued for the quarter ended December 31, 2010 were $176.

Pension Benefits.  The Company and its subsidiaries also provide defined retirement benefits to certain employees covered under collective bargaining agreements.  Under the collective bargaining agreements, the Company’s pension funding contributions are a function of the wages paid and are determined as a percentage of wages paid.  The funding is divided between the defined benefit plans and a union 401(k) plan.  It has been management’s policy to fund the defined benefit plans in accordance with the collective bargaining agreements.  The collective bargaining agreements allow the plans’ trustees to develop changes to the pension plans to allow benefits to match funding, including reductions in benefits.  The Company uses a June 30 measurement date for the plans. The benefits under these pension plans are based upon years of qualified credited service; however benefit accruals under the Atchison plan were frozen as of October 15, 2009 and benefit accruals under the Pekin plan were frozen as of December 10, 2009.

The components of the Net Periodic Benefit Cost for the quarter and year to date periods ended December 31, 2010 and 2009, respectively, are as follows:

	Quarter Ended		Year to Date Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

Service cost	$—	$152	$—	$304
Interest cost	59	58	118	116
Expected return on plan assets	(49)	(42)	(98)	(84)
Prior service cost	—	6	—	12
Recognition of net loss	34	21	68	42
Total pension benefit cost	$44	$195	$88	$390

The Company has made employer contributions of $100 and $379 related to the pension plans and union 401(k), respectively, for the year to date period ended December 31 2010, all of which were paid in the quarter ended September 30, 2010.

Equity-Based Compensation Plans.  The Company previously disclosed in its financial statements for the year ended June 30, 2010, a description of the Company’s equity-based compensation plans.

The Company’s equity based compensation plans provide for the awarding of shares of restricted common stock (“restricted stock” and “nonvested shares”) for senior executives and certain salaried employees as well as outside directors.  As of December 31, 2010, 1,122,244 shares of non-vested restricted common stock (net of forfeitures) remained outstanding under the Company’s long-term incentive plans.  Compensation expense related to these awards is based on the market price of the stock on the date the Board of Directors approved the grant and is amortized over the vesting period of the restricted stock award.

On August 26, 2010, the Company granted 295,100 shares of restricted stock (nonvested shares) with a fair value of $6.75 per share under the Company’s 2004 Stock Incentive Plan. The value of those shares at the grant date, aggregating $1,992, will be amortized to expense over a five year vesting period.

On October 20, 2010, the Company granted 5,000 shares of restricted stock (nonvested shares) with a fair value of $8.94 per share under the Company’s 2004 Stock Incentive Plan. The value of those shares at the grant date, aggregating $45, will be amortized to expense over a five year vesting period.

On October 22, 2010, the Company granted 10,984 shares of restricted stock with a fair value of $9.10 per share under the Company’s Director’s Stock Plan.  The value of those shares at the grant date, aggregating approximately $100, will be amortized over a three year vesting period.

No stock options were granted during the quarter ended December 31, 2010.  16,850 options were exercised during the quarter ended December 31, 2010 for proceeds of $79.   30,000 stock options expired or were forfeited during the quarter ended December 31, 2010.

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

Activity related to the severance and early retirement costs was as follows:

	Quarter Ended		Year to Date Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Balance at beginning of period	$953	$1,454	$1,123	$1,791
Payments and adjustments	(162)	(239)	(332)	(576)
Balance at end of period	$791	$1,215	$791	$1,215

Activity related to the lease termination restructuring accrual and related costs was as follows:

	Quarter Ended		Year to Date Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Balance at beginning of period	$1,406	$2,202	$1,562	$2,379
Payments and adjustments	(177)	(165)	(333)	(342)
Balance at end of period	$1,229	$2,037	$1,229	$2,037

Note 11.  Subsequent Event.

As of December 31, 2010, the Company had $24,915 available for additional borrowings under its Credit Agreement.  On January 20, 2011 the Company entered into a Second Amendment to its Credit Agreement with Wells Fargo Bank National Association.  The Second Amendment amends the Credit Agreement in several material respects, as follows:

•                  the floating rate of interest applicable to outstanding borrowings is reduced from daily three month LIBOR plus 5% to daily three month LIBOR plus an applicable margin ranging from 1.75% to 3%, based on the Company’s Debt Coverage Ratio; as a result, the maximum default rate has been reduced from daily three month LIBOR plus 8.5% to daily three month LIBOR plus 6%;

•                  minimum interest charges are reduced from $650 in fiscal 2011 and $500 annually thereafter to $146 in fiscal year 2011 and $75 thereafter; unused line fees, which are reduced to 0.25% per annum, will apply against minimum interest charges;

•                  the amount of capital expenditures which the Company may incur without bank consent is increased from $4,500 to $8,000 annually (this limitation does not apply to expenditures for the previously announced improvements to the Company’s water cooling facilities);

•                  a new provision has been added requiring the Company to maintain average availability under the Credit Agreement of not less than $5,000, measured over the then trailing 30-day period;

•                  the minimum debt service coverage ratio that the company will be required to maintain has been increased from 1.15 to 1 as of the end of each fiscal year to 1.25 to 1 as of the end of each fiscal quarter from July 1, 2010 through June 30, 2011, and thereafter on a trailing 12 month basis;  the method of calculating debt service coverage ratio has been modified to exclude non cash income or losses from joint venture operations and to reduce from the amount deemed available for coverage contributions made to joint ventures during the test period and borrowings under the revolving line of credit to finance capital expenditures;

•                  a new stop loss provision has been added to replace the former  minimum net income requirement;  this stop loss provision restricts the amount of loss which the Company may incur to $2,000 in any one month and $4,000 in any consecutive three month period, each commencing November 2010;  for this purpose, “net loss” includes extraordinary losses but excludes extraordinary gains, unrealized gains and losses from hedging activities and non cash income or losses from joint ventures;

•                  the provision restricting dividends has been modified so that in order to pay dividends, the Company must have paid all accounts payable that remain unpaid more than thirty days after the due date instead of the invoice date;

•                  new provisions permit the Company to make investments and acquisitions of $1,000 ($5,000 in the aggregate) without bank consent, subject to the Company having availability under the Credit Agreement of $10,000 after giving effect to the investment; and

•                  time frames for providing the bank with certain reports have been relaxed.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(Dollar amounts in thousands, unless otherwise noted)

ONGOING INITIATIVES

SAP Implementation

During the quarter ended December 31, 2010, we implemented an SAP information technology system for accounting, sales, supply chain and manufacturing.  SAP was implemented to improve the Company’s business processes and deliver enhanced operational and financial information. This implementation is expected to enable us to manage our business and our reporting more efficiently.  In conjunction with this implementation, we implemented a standard costing system to value our inventory.  We have spent $968 on the SAP implementation for the year to date period ended December 31, 2010, of which $819 has been capitalized.

Protein and Starch Plant Infrastructure

On October 20, 2010, our Board of Directors approved a $2,000 project to upgrade our protein and starch plant infrastructure.  The upgrades primarily will involve interior and exterior renovations to the facility, as well as the redesign of certain protein and starch processing equipment.  The upgrades will allow us to maintain high quality standards and increase our production efficiency.  The project began October, 2010 and is scheduled to be completed by mid 2011.

Water Cooling Project

We have begun work on a major capital project designed to provide environmental benefits at our Atchison, Kansas distillery which will also enhance our alcohol production capabilities.  The project will involve the installation of a new, state-of-the-art water cooling system to replace older equipment used to supply water for multiple components of the distillation process.  It is expected to be completed by the end of September 2011 at an estimated cost of $8,500.

RESULTS OF OPERATIONS

General

Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations—General, incorporated by reference to Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 for certain general information about our principal products and costs.

Since the first quarter of fiscal 2009, we have made significant changes to our operations to improve our profitability.  We have refocused our business on the production of value-added ingredients and distillery products.  We have realigned our production efforts and taken steps to reduce excess inventories.  In the second quarter of fiscal 2009, we discontinued producing protein and starch at our Pekin facility and consolidated production of specialty value-added protein and starch products at our Atchison facility.  In the third quarter of fiscal 2009, we temporarily discontinued distillery operations at our Pekin facility.  In the first quarter of fiscal 2010, we sold our Kansas City, Kansas facility and pet-related business assets.  In the second quarter of fiscal 2010, we formed a joint venture, ICP, and reactivated distillery operations at the Pekin facility.  For further discussion of these activities, events and changes made to improve our profitability, reference is made to  Management’s Discussion and Analysis of Financial Condition and Results of Operations — General, incorporated by reference to Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.  As a result of these actions, the second quarter and year to date revenues for fiscal 2011 and 2010, across all segments, have declined from historic levels.  During fiscal 2010, we returned to profitability for the year primarily due to our improved sales mix of value-added products and lower costs of raw materials and natural gas as well as lower costs from restructuring.  During fiscal 2011, our focus continues to be on the production of our value-added products with higher margins.

During the second quarter of fiscal 2010, we identified an out-of period adjustment related to accounts payable that favorably impacted cost of sales and other income.  The impact to fiscal 2010 was an increase in reported pre-tax income for the second quarter of fiscal 2010 of approximately $1,351.  Cost of sales was favorably impacted by $733, and the result of equity in earnings (loss) of joint ventures was improved by $618.  For further discussion, see Note 1 Accounting Policies and Basis of Presentation — Out of Period Adjustments as set forth in Item 1.

During the fourth quarter of fiscal 2010, we determined the $753 actuarially determined partial settlement and curtailments related to our various benefit plans were recorded out-of-period.  Had this adjustment been recorded in the proper period, pretax income would have been favorably impacted by $753 for the second quarter of fiscal 2010 and would have reduced the loss on joint venture formation recorded during the second quarter of fiscal 2010 from $3,047 to $2,294.  For further discussion, see Note 1 Accounting Policies and Basis of Presentation — Out of Period Adjustments as set forth in Item 1.

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

DEVELOPMENTS IN THE INGREDIENT SOLUTIONS SEGMENT

As previously mentioned in Results of Operations — General, during fiscal 2009 and fiscal 2010 we refocused our business on the production of our value-added products.   We believe the steps we have taken enabled us to return to profitability during fiscal 2010 and to be more competitive, while also allowing us to obtain financing that has enabled us to maintain operations.    During fiscal 2011, our focus continues to be on the production of our value-added products with higher margins.

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

On October 20, 2010, our Board of Directors approved a project to upgrade our protein and starch plant infrastructure.  The upgrades primarily will involve facility renovations as well as the redesign of certain protein and starch processing equipment.  The upgrades will allow us to maintain high quality standards and increase our production efficiency.  The project is scheduled to be completed by early 2011 and is anticipated to cost $2,000.

DEVELOPMENTS IN THE DISTILLERY PRODUCTS SEGMENT

As previously mentioned in Results of Operations — General and Developments in the Ingredient Solutions Segment, in order to become more efficient and effective and to improve our results, we refocused our business on the production of our value-added products.

One of the most important developments in the Distillery products segment occurred in the second quarter of fiscal 2010, when we formed ICP, contributed our Pekin facility to ICP and sold off a 50 percent ownership interest in ICP.  In addition to realizing $13,951 (net of closing costs) of immediate value from a previously idled asset, the joint venture increased our available capacity for food grade alcohol.  ICP commenced production at the Pekin facility during the third quarter of fiscal 2010.  Prior to the formation of ICP in November 2009, distillery operations at Pekin had been idle since February 2009.  At December 31, 2010, food grade alcohol production essentially was operating at full capacity in Pekin, while fuel grade alcohol production was operating at a less than maximum level.  As a result and due to unanticipated temporary production shutdowns, total alcohol capacity utilization at the facility during the second quarter of fiscal 2011 was lower than had been previously expected.

In alignment with the strategy described above, increased production volume at our ICP joint venture for the year to date period ended December 31, 2010 has allowed us to increase our sales of high quality food grade alcohol.  As a result, sales of food grade alcohol for the year to date period ending December 31, 2010 increased by 31.5 percent compared to same period a year ago.

In the second quarter of fiscal 2011 our results were affected by production slowdowns at our Atchison distillery as further discussed in the General section below.  Since the end of the quarter, Atchison distillery equipment repairs and upgrades have been completed, enabling us to achieve more normal and consistent production rates.

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

GENERAL

Consolidated earnings for the second quarter of fiscal 2011 decreased compared to the same period in fiscal 2010 with net income of $3,242 on consolidated sales of $57,951versus net income of $4,778 on consolidated sales of $48,094 in the second quarter of fiscal 2010.  The decrease in net income was primarily due to the fiscal 2010 second quarter benefitting from an income tax refund and an out of period adjustment partially offset by costs associated with the formation and start-up of the ICP joint venture.  Also contributing to the decrease in income were the current losses incurred from our equity in earnings (loss) of joint ventures, which are included in the corporate segment.

Operations at the Atchison distillery were affected during the second quarter of fiscal 2011 by longer than anticipated slowdowns related to water supply, equipment repairs and upgrades.  This caused our production for the month of December 2010 to be below normal and resulted in a $948 unfavorable impact to our earnings.  This impact along with higher costs for corn and natural gas caused increased production costs for the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010.

Income from operations for the second quarter of fiscal 2011 increased to $4,344 compared to $504 a year ago. This increase was primarily due to a  fiscal 2010 second quarter loss of $3,047 related to the formation of ICP discussed above, as well as an increase in sales during the second quarter of fiscal 2011 compared to the same quarter a year ago, primarily in the distillery products segment.  Sales and earnings in our distillery products segment increased, and our return on sales percentage was 17.1 percent versus 13.1 percent a year ago.    Earnings in the ingredient solutions segment decreased from the same period in fiscal 2010 primarily due to higher raw material and natural gas costs.  The decrease in sales and profit in the other segment for the second quarter fiscal 2011 as compared to the same period in fiscal 2010 was a result of lower unit sales of plant-based biopolymers and resins.

Consistent with the discussion above, operations at the Atchison distillery were affected for the year to date period ended December 31, 2010 by longer than anticipated slowdowns.   As a result, and due also to increased costs for corn and natural gas, production costs were higher compared to the same period a year ago.

Consolidated earnings for the year to date period ended December 31, 2010 decreased compared to the year to date period ended December 31, 2009, with net income of $8,244 on consolidated sales of $114,929 versus a net income of $8,516 on consolidated sales of $98,343 for the year to date period ended December 31, 2009.  The decrease in net income is primarily due to the second quarter fiscal 2010 benefitting from an income tax refund and an out of period adjustment partially offset by costs associated with the formation and start-up of the ICP joint venture.  This decrease in net income was offset by an increase in profitability from our joint venture operations, which are included in the corporate segment.

Income from operations increased to $7,909 compared to $5,148 a year ago.  This increase was primarily due to a year to date fiscal 2010 loss of $3,047 related to the formation of ICP discussed above.  Also contributing to the increase in income from operations was an increase in sales which was primarily the result of our increased alcohol sales volume in the distillery products segment.  Sales and earnings in our distillery products segment increased, and our return on sales percentage was 18.1 percent versus 16.3 a year ago.  Earnings in the ingredient solutions segment decreased from the same period in fiscal 2010 primarily due to higher production costs.  The decrease in sales and profit in the other segment for fiscal 2011 as compared to the same period in fiscal 2010 was mainly a result of lower unit sales of plant-based biopolymers and resins as well as exiting the business line for pet products.

NET SALES

Net sales for the quarter ended December 31, 2010 increased $9,857, or 20.5 percent, compared to the quarter ended December 31, 2009.  The increase was attributable to increased net sales in the distillery products segment partially offset by declines in the ingredient solutions and other segments.  Net sales in the distillery products segment as a whole increased primarily as a result of higher volumes of food grade alcohol.  Net sales in the ingredient solutions segment decreased due to lower volumes and pricing.  Net sales for our other segment decreased due to reduced sales of plant-based biopolymer products.

Consistent with the second quarter of fiscal 2011, net sales for the year to date period ended December 31, 2010 increased $16,586, or 16.9 percent, compared to the year to date period ended December 31, 2009.  The increase was attributable to increased net sales in the distillery products segment partially offset by declines in the ingredient solutions and other segments.  Net sales in the distillery products segment as a whole increased primarily as a result of higher volumes of food grade alcohol.  Net sales in the ingredient solutions segment decreased due to lower volumes and pricing.  Net sales for our other segment decreased mainly as the result of reduced sales of plant-based biopolymer products and, to a lesser extent, exiting the pet products line of business.

COST OF SALES

For the quarter ended December 31, 2010, cost of sales increased $9,575, or 24.2 percent, compared to the quarter ended December 31, 2009.  Our higher overall costs were directly the result of additional volume as well as higher corn, natural gas, and flour prices, partially offset by the favorable impact of gains on open derivative contracts.  We saw increases in the per-bushel cost of corn, the per-million cubic foot cost of natural gas, and the per-pound cost of flour which averaged nearly 41.3 percent, 12.6 percent, and 3.1 percent higher, respectively, than the quarter ended December 31, 2009. Cost of sales is also impacted by changes in the fair value of open derivative contracts.  At December 31, 2010, our open contracts had a $1,694 favorable impact to cost of sales compared to $0 at December 31, 2009 when we had no open contracts.   For the quarter ended December 31, 2010, cost of sales was 84.8 percent of net sales, which generated a gross profit margin of 15.2 percent.  For the quarter ended December 31, 2009, cost of sales was 82.3 percent of net sales, which generated a gross margin of 17.7 percent.

For the year to date period ended December 31, 2010, cost of sales increased $15,787, or 19.7 percent, compared to the year to date period ended December 31, 2009.  Our higher overall costs were directly the result of additional volume as well as higher corn and natural gas prices, partially offset by a decrease in flour costs and by the impact of gains on open derivative contracts.  We saw increases in the per-bushel cost of corn and the per-million cubic foot cost of natural gas, which averaged nearly 27.4 percent and 31.6 percent higher, respectively, than the year to date period ended December 31, 2009.   The per pound cost of flour for the year to date period ended December 31, 2010 decreased by 6.1 percent compared to the year to date period ended December 31, 2009.  Cost of sales was also impacted by changes in the fair value of open derivative contracts.  At December 31, 2010, our open contracts had a $1,694 favorable impact to cost of sales compared to $0 at December 31, 2009 when we had no open contracts.   For the year to date period ended December 31, 2010, cost of sales was 83.3 percent of net sales, which generated a gross profit margin of 16.7 percent.  For the year to date period ended December 31, 2009, cost of sales was 81.3 percent of net sales, which generated a gross margin of 18.7 percent.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the quarter ended December 31, 2010 decreased by $644, or 12.9 percent, compared to the same period ended December 31, 2009.  This decrease was primarily due to reduced accruals associated with our short-term incentive program.

Selling, general and administrative expenses for the year to date period ended December 31, 2010 increased $987, or 10.3 percent, due primarily to increased consulting costs as well as general compensation increases.

GAIN (LOSS) ON SALE OF ASSETS

Gain (loss) on sale of assets was a loss of $33 for the quarter ended December 31, 2010 compared to a $500 gain for the quarter ended December 31, 2009.  The second quarter fiscal 2011 loss related to the disposition of certain machinery and equipment.  The second quarter fiscal 2010 gain related to the sale of certain flour mill assets.

Gain (loss) on sale of assets was a loss of $322 for the year to date period ended December 31, 2010 compared to a $700 gain for the year to date period ended December 31, 2009.  The year to date period December 31, 2010 loss related to the disposition of certain machinery and equipment.  The gain for the year to date period ended December 31, 2009 related to the sale of certain flour mill assets and transportation equipment.

LOSS ON JOINT VENTURE FORMATION

Loss on joint venture formation for the quarter and year to date periods ended December 31, 2009 totaled $3,047.   The components include $1,998 to adjust the book value of the Pekin plant balance sheet assets contributed to the joint venture to the implied value and $1,049 for professional fees associated with the transactions.

During the fourth quarter of fiscal 2010, management determined the $753 actuarially determined partial settlement and curtailments related to its various benefit plans should have been recorded during the second quarter of fiscal 2010.  As further described in Note 1 Accounting Policies and Basis of Presentation - Out of Period Adjustments, this would have reduced the loss on joint venture formation recorded during the second quarter of fiscal 2010 from $3,047 to $2,294.

OTHER INCOME, NET

Other income, net, decreased $2, or 100.0 percent, for the quarter ended December 31, 2010 compared to the quarter ended December 31, 2009.  For the year to date period ended December 31, 2010, other income, net, decreased $20 or 87.0 percent, compared to the quarter ended December 31, 2009. These decreases were principally attributable to changes in interest capitalized as well as to the effect of certain other non-recurring, non-operating revenue items.

INTEREST EXPENSE

Interest expense for the quarter and year to date periods ended December 31, 2010 decreased $396, and $1,060, respectively, compared to the same periods ended December 31, 2009.  These increases were the result of lower loan balances on long-term debt as well as the reduced balance on our line of credit compared to the same period in the prior year.

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

For the quarter ended December 31, 2010 and 2009, ICP had earnings (loss) of ($1,878) and ($866), respectively.  As a 50 percent joint venture holder, our portion of the earnings (loss) was ($939) and ($433). The $1,878 of losses for the current quarter were primarily related to production volumes well below full capacity, especially in the area of fuel grade alcohol.  The plant incurred periodic shutdowns for maintenance and repair activities.  Also, unrealized hedging losses at ICP (related to corn scheduled for delivery after December 31, 2010) amounted to a $1,700 loss for the quarter.  Because ICP has not elected hedge accounting, price fluctuations on outstanding derivative positions intended to hedge future commodity purchases and alcohol sales are reflected in current net income (loss).

For the year to date periods ended December 31, 2010 and 2009, ICP had earnings (loss) of $1,329 and ($866), respectively.  As a 50 percent joint venture holder, our portion of the earnings (loss)

was $664 and ($433) for the year to date periods ended December 31, 2010 and 2009, respectively. The ($866) of ICP losses were primarily related to costs incurred as part of the initial implementation of operations from the period from November 20, 2009 to December 31, 2009.  Our 50 percent share of this loss, or ($433) for the quarter and year to periods ended December 31, 2009 was offset by a non recurring reversal of accounts payable balances related to a prior period totaling $618.

D.M. Ingredients, GmbH (“DMI”)

On July 17, 2007, we completed a transaction with Crespel and Dieters GmbH & Co. KG for the formation and financing of a joint venture, DMI, located in Ibbenburen, Germany.  DMI’s primary operation is the production of specialty ingredients for marketing by MGPI domestically and, through Crespel and Dieters and third parties, internationally.  We own a 50 percent interest in DMI, and account for it using the equity method of accounting.  As of December 31, 2010, we had invested $571 in DMI since July 2007.

For the quarters ended December 31, 2010 and 2009, DMI incurred a net loss of $36 and $69, respectively.  As a 50 percent joint venture holder, our equity in this loss was $18 and $35 for the quarters ended December 31, 2010 and 2009, respectively.

For the year to date periods ended December 31, 2010 and 2009, DMI incurred a net loss of $64 and $166, respectively.  As a 50 percent joint venture holder, our equity in this loss was $32 and $83 for the year to date periods ended December 31, 2010 and 2009, respectively.

DMI’s functional currency is the European Union Euro.  Accordingly, changes in the holding value of the Company’s investment in DMI resulting from changes in the exchange rate between the U.S. Dollar and the European Union Euro are recorded in other comprehensive income as a translation adjustment on unconsolidated foreign subsidiary net of deferred taxes.

NET INCOME

As the result of the factors outlined above, we experienced net income of $3,242 and $8,244 in the quarter and year to date periods ended December 31, 2010, respectively, compared to net income of $4,778 and $8,516 in the quarter and year to date periods ended December 31, 2009, respectively.

SEGMENT RESULTS

The following is a summary of revenues and pre-tax profits / (loss) allocated to each reportable operating segment for the quarter and year to date periods ended December 31, 2010 and 2009.  For additional information regarding our operating segments, see Note 7-Operating Segments included under Part 1, Item 1, Financial Statements of this Form 10-Q and incorporated herein by reference.

	Quarter Ended		Year to Date Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

Ingredient solutions
Net Sales	$14,517	$15,396	$28,587	$30,759
Pre-Tax Income	443	2,760	1,863	5,057
Distillery products
Net Sales	43,181	32,104	85,700	66,339
Pre-Tax Income	7,344	4,211	15,426	10,840
Other
Net Sales	253	594	642	1,245
Pre-Tax Income (Loss)	(116)	(20)	(136)	96

INGREDIENT SOLUTIONS

Total ingredient solutions sales revenue for the quarter ended December 31, 2010 decreased by $879, or 5.7 percent, compared to the quarter ended December 31, 2009.  Revenues for specialty starches increased during the quarter ended December 31, 2010 compared to the quarter ended December 31, 2009 by 5.1 percent, as a result of higher average selling prices partially offset by a decrease in unit sales.  Revenues for specialty proteins for the quarter ended December 31, 2010 increased 11.9 percent over the quarter ended December 31, 2009, as a result of improved unit sales partially offset by a slight decease in unit pricing.  With our focus on the production and commercialization of specialty ingredients, revenues for commodity starch and commodity proteins decreased by 34.2 and 95.6 percent, respectively, for the quarter ended December 31, 2010 compared to the quarter ended December 31, 2009. In addition to the overall decline in revenues for the ingredient solutions segment, our margins saw a decline during the quarter ended December 31, 2010 compared to the quarter ended December 31, 2009.  This was principally due to higher productions costs as well as lower volume output.   Flour costs averaged approximately 3.1 percent higher per bushel compared to the same period a year ago.  Natural gas prices averaged approximately 12.6 percent higher compared to the second quarter of fiscal 2010.

Consistent with the second quarter of fiscal 2011, total ingredient solutions sales revenue for the year to date period ended December 31, 2010 decreased by $2,172, or 7.1 percent, compared to the year to date period ended December 31, 2009.  Revenues for specialty starches for the year to date period ended decreased 0.6 percent from the year to date period ended December 31, 2009, as a result of lower unit sales and a slight decrease in unit pricing, partially offset by improved sales mix.  Revenues for specialty proteins for the year to date period ended December 31, 2010 increased 6.1 percent over the year to date period ended December 31, 2009, as a result of improved unit sales partially offset by a slight decease in unit pricing.  With our focus on the production and commercialization of specialty ingredients, revenues for commodity starch and commodity proteins decreased by 28.8 and 96.8 percent, respectively, for the year to date period ended December 31, 2010 compared to the year to date period ended December 31, 2009. In addition to the overall decline in revenues for the ingredient solutions segment, our margins saw a decline during the year to date period ended December 31, 2010 compared to the year to date period ended December 31, 2009.  This was principally due to higher productions costs caused by lower volume output and increased energy costs related to higher natural gas prices.  Our protein and starch production was lower due to slowdowns to accommodate a series of planned facility and process improvements during the first quarter of fiscal 2011. These factors were partially offset by improved average selling prices for commodity proteins and lower raw material costs for flour for the first six months of fiscal 2011.  Flour costs averaged approximately 6.1 percent lower per bushel compared to the same period a year ago.  Natural gas prices, on the other hand, averaged approximately 31.6 percent higher compared to the same period a year ago.

DISTILLERY PRODUCTS

Total distillery products sales revenue for the quarter ended December 31, 2010 increased $11,077, or 34.5 percent, compared to the quarter ended December 31, 2009.  This increase was primarily attributable to an increase in volume of high quality food grade alcohol of 30.3 percent.  Also contributing to the overall revenue increase in the distillery products segment were increases of $1,732 and $969 in fuel grade alcohol and distillers feed, respectively, for the quarter ended December 31, 2010 compared to the quarter ended December 31, 2009. Our gross margin percentage increased to 17.6 percent for the quarter ended December 31, 2010 from 13.5 percent for the same period a year ago.  The increase in our gross margin percentage was primarily related to realized gains on our hedging activities as well as increased unit sales and improved per unit pricing for our high quality food grade alcohol.  These factors were partially offset by significant increases in corn and natural gas prices.  For the quarter ended December 31, 2010, the per-bushel cost of corn and the per-million cubic foot cost of natural gas averaged nearly 41.3 percent and 12.6 percent higher, respectively, than for the quarter ended December 31, 2009.

Consistent with the second quarter of fiscal 2011, total distillery products sales revenue for the year to date period ended December 31, 2010 increased $19,361, or 29.2 percent, compared to the year to date period ended December 31, 2009.  This increase was primarily attributable to an increase in volume of high quality food grade alcohol of 35.6 percent.  Also contributing to the overall increase in the distillery products segment was a $2,325 increase in fuel grade alcohol for the year to date period ended December 31, 2010 compared to the year to date period ended December 31, 2009.  These increases were partially offset by a decrease in distillers feed revenue of $343 for year to date period ended December 31, 2010 compared to the year to date period ended December 31, 2009.  Our gross margin percentage increased to 18.4 percent for the year to date period ended December 31, 2010 from 16.8 percent for the same period a year ago.  The increase in our gross margin percentage was primarily related to realized gains on our hedging activities as well as increased unit sales of our high quality food grade alcohol.  These factors were partially offset by significant increases in corn and natural gas prices.  For the year to date period ended December 31, 2010, the per-million cubic foot cost of natural gas and the per-bushel cost of corn averaged nearly 31.6 percent and 27.4 percent higher, respectively, than the year to date period ended December 31, 2009.

OTHER PRODUCTS

For the quarter and year to date periods ended December 31, 2010, revenues for other products, consisting primarily of plant-based biopolymers and resins, decreased $341, or 57.4 percent, and $603, or 48.5 percent, respectively, compared to the quarter and year to date periods ended December 31, 2009.  The decline in other segment sales revenue was primarily due to lower unit sales of our plant-based biopolymers and resins.  Also contributing to the decrease in sales for the year to date period ended December 31, 2010 was the divestiture of our pet products business.  As described in Note 9, Sale of Kansas City Facility, we sold the assets related to our pet products during the first quarter of fiscal 2010. Plant-based biopolymer and resin sales decreased 57.4 and 39.8 percent, respectively compared to the quarter and year to date periods a year ago.   The decrease in sales of plant-based biopolymers and resins was due to a 54.1 and 28.5 percent decline in unit sales, respectively, for the quarter and year to date periods compared to a year ago.  For the quarter ended December 31, 2010, a slight increase in per unit pricing partially offset the overall decrease in sales whereas for the year to date period ended December 31, 2010, lower per unit pricing contributed to the overall decrease in sales.

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

On August 26, 2010, the Board of Directors declared a five (5) cent dividend per share of common stock, payable to holders of record on September 15, 2010.  The $891 dividend was paid October 6, 2010.

As a result of losses incurred during fiscal year 2009, we received a tax refund of approximately $5,550 during October 2009.

The following table is presented as a measure of our liquidity and financial condition:

	December 31,	June 30,
	2010	2010
Cash and cash equivalents	$472	$6,369
Working capital	27,902	25,142
Amounts available under lines of credit	24,915	20,174
Credit facility, notes payable and long-term debt	2,509	2,771
Stockholders’ equity	80,594	72,784

	Year to Date Ended
	December 31,	December 31,
	2010	2009
Depreciation and amortization	$4,083	$4,397
Capital expenditures	3,663	55
Cash flows provided by (used in) operations (i)	(1,160)	16,062

(i)       Increases to receivables and inventory decreased cash flows from operations by $10,096 and decreases in payables and accrued expenses obligations decreased cash flows from operations by $7,537.

CASH FLOW INFORMATION

Summary cash flow information follows for the year to date periods ended December 31, 2010 and 2009, respectively:

	Year to Date Ended
	December 31,	December 31,
	2010	2009
Cash flows provided by (used for):
Operating activities	$(1,160)	$16,062
Investing activities	(3,663)	18,059
Financing activities	(1,074)	(34,299)

Increase (decrease) in cash and cash equivalents	(5,897)	(178)
Cash and cash equivalents at beginning of year	6,369	178
Cash and cash equivalents at end of period	$472	$—

During the year to date period ended December 31, 2010, our consolidated cash decreased $5,897 to $472 as compared to the year to date period ended December 31, 2009, in which there was a $178 decrease.  Decreased operating cash flow resulted primarily from an increase in receivables and inventory as compared to the same period a year ago.  Cash outflows related to capital expenditures during the year to date period ended December 31, 2010 compared to the year to date period ended December 31, 2009 were increased, while proceeds from the disposition of property and proceeds from the sale of an interest in ICP both decreased.  During the year to date period ended December 31, 2010, payments on debt exceeded borrowings on debt by $262 as compared to the year to date period ended December 31, 2009, in which payments on debt exceeded borrowings by $34,291.

Operating Cash Flows.  Summary operating cash flow information for the year to date periods ended December 31, 2010 and 2009, respectively, is as follows:

	Year to Date Ended
	December 31,	December 31,
	2010	2009
Net income	$8,244	$8,516
Depreciation and amortization	4,083	4,397
Loss (gain) on sale of assets	322	(700)
Loss on joint venture formation	—	3,047
Deferred income taxes	—	—
Equity in earnings of joint ventures	(632)	(102)
Changes in operating assets and liabilities:
Restricted cash	481	169
Receivables	(3,941)	(73)
Inventory	(4,186)	2,042
Prepaid expenses	406	(1,565)
Accounts payable	(226)	2,715
Accounts payable to affiliates	(1,189)	—
Accrued expenses	(3,394)	13
Deferred credit	(284)	(407)
Income taxes payable/receivable	94	1,011
Accrued retirement health and life insurance benefits and other noncurrent liabilities	(46)	(2,557)
Other	(892)	(444)
Net cash provided by (used in) operating activities	$(1,160)	$16,062

Cash flow from operations for the year to date period ended December 31, 2010 decreased $17,222 to $(1,160) from $16,062 for the year to date period ended December 31, 2009, which was impacted by the timing of cash receipts and disbursements.  This decrease in operating cash flow was primarily related to the increases in inventory and accounts receivables and decreases in payables and accrued expenses.  The increases in inventory and accounts receivables relate to higher production and sales, respectively, for December 2010 compared to June 2010, whereas the decreases in payables and accrued expenses relate primarily to timing of payments. Inventory increased $4,186 for the year to date period ended December 31, 2010 compared to a decrease of $2,042 for the year to date period ended December 31, 2009.   Receivables increased $3,941 for the year to date period ended December 31, 2010 compared to an increase of $73 for the year to date period ended December 31, 2009.  Accounts payable and accrued expenses decreased $4,809 for the year to date period ended December 31, 2010 compared to an increase of $2,728 for year to date period ended December 31, 2009.

Investing Cash Flows.  Net investing cash flow for the year to date period ended December 31, 2010 was $(3,663) compared to $18,059 for the year to date period ended December 31, 2009.  During the year to date period ended December 31, 2010, we made capital investments of $3,663.  During the year to date period ended December 31, 2009, we made capital investments of $55 and had proceeds from the sale of an interest in ICP of $13,951, net of closing costs as well as proceeds from the sale of property of $4,163, net of closing costs.

Financing Cash Flows.  Net financing cash flow for the year to date period ended December 31, 2010 was $(1,074) compared to $(34,299) for the year to date period ended December 31, 2009, for a net increase in financing cash flow of $33,225.  During the year to date period ended December 31, 2010, we had net borrowings of $86 under our operating line of credit compared to net payments of $15,202 for the year to date period ended December 31, 2009. Also contributing to this net increase were net payments on long-term debt of $348 for the year to date period ended December 31, 2010 compared to net payments of $19,089 for the year to date period ended December 31, 2009.

CAPITAL EXPENDITURES

For the year to date period ended December 31, 2010, we made capital investments of approximately $4,940, of which $3,663 was a use of cash and $1,277 remains payable. The primary investments were the flour mill, the SAP computer system, and the water cooling project as further described below. For fiscal 2011, we have budgeted $4,500 in routine capital expenditures related to improvements in and replacements of existing plant and equipment and information technology.  On October 20, 2010 our Board of Directors approved $2,000 for upgrades to our protein and starch plant infrastructure.  The upgrades primarily will involve interior and exterior renovations to the facility, as well as the redesign of certain protein and starch processing equipment.  The upgrades will allow us to maintain high quality standards and increase our production efficiency.  The project will begin immediately and is scheduled to be completed by early 2011.

In addition, we have begun work on a major capital project designed to provide environmental benefits at our Atchison, Kansas distillery while also enhancing alcohol production capabilities.  The project will involve the installation of a new, state-of-the art water cooling system to replace older equipment used to supply water for multiple components of the distillation process.  It is expected to be completed by the end of September 2011 at an estimated cost of $8,500.  We are limited to annual capital expenditures of $8,000 by the revolving credit facility, but this excludes capital expenditures made for the replacement and or upgrade of our existing water cooling facility.  As of December 31, 2010, we had contracts to acquire capital assets of approximately $4,345, of which $2,360 relates to our water cooling project.

LINE OF CREDIT

On January 20, 2011 we entered a Second Amendment (“Second Amendment”) to the Credit and Security Agreement with Wells Fargo Bank National Association (as amended, the “Credit Agreement”).  The Second Amendment affected various provisions of our Credit Agreement, including those related to interest, minimum interest, amount of borrowings that we can make and covenants that we must meet.  Reference is made to Note 11 Subsequent Event, set forth in Item 1 for a discussion of the amendments to our Credit Agreement.

The amount of borrowings which we may make is subject to borrowing base and availability maintenance limitations.  As of December 31, 2010, after giving effect to the Second Amendment, our outstanding borrowings under this facility were $85, and $24,915 was available for additional borrowings (subject to availability maintenance requirements described in “Financial Covenants” below).  The borrowing base is the lesser of the maximum line amount or an amount based on specified percentages of eligible accounts receivable and inventories less specified reserves.  The lender has discretion under the Credit Agreement to change the manner in which the borrowing base is determined, such as altering the advance rates applicable to accounts receivable and inventory or changing reserve amounts.

FINANCIAL COVENANTS

Below is a discussion of our financial covenants in our Credit Agreement, which should be read in conjunction with Note 11 Subsequent Event, set forth in Item 1, which describes the material provisions of the Second Amendment.

Under the Credit Agreement, we must meet a stop loss provision, which restricts the amount of loss which we may incur to $2,000 in any one month and $4,000 in any consecutive three month period, we must maintain an average availability of not less than $5,000  (measured over the then trailing 30-day period), are limited in the amount of capital expenditures we may make annually ($8,000) (excluding capital expenditures made for the replacement and or upgrade of the Company’s existing water cooling facility), and must meet as of fiscal year end, a minimum debt service coverage ratio ( (a) the sum of (i) funds from operations (net income plus depreciation and amortization, plus or minus increases or decreases in deferred income taxes and LIFO reserves, plus other non-cash items) (ii) interest expense minus (iii) non-cash income from investments in our joint ventures plus (iv) non-cash losses from investments in our joint ventures minus (v) unfinanced capital expenditures minus (vi) dividends and distributions paid by us during the current test period minus (vii) cash contributions into joint ventures by us during the current test period divided by (b) the sum of (i) current maturities of long term debt and (ii) interest expense) of not less than 1.25 to 1.0.

The lender has significant lending discretion under the Credit Agreement; it may modify our borrowing base and various components thereof in its reasonable discretion, thereby affecting the amount of credit available to us. The lender may terminate or accelerate our obligations under the Credit Agreement upon the occurrence of various events in addition to payment defaults and other breaches, including such matters as over advances arising from reductions in the borrowing base, certain changes in the Board, failure to pay taxes when due, defaults under other material debt, lease or other contracts and our CEO ceasing to be actively engaged in our day to day business activities if we fail to hire a successor acceptable to the lender within 90 days. We were in compliance with the covenants in the Credit Agreement at December 31, 2010.

The Credit Agreement also includes provisions that limit or restrict our ability to:

•                                                    incur additional indebtedness;

•                                                    pay dividends to stockholders or purchase stock;

•                                                    make investments or acquisitions in excess of $1,000 ($5,000 in aggregate)

•                                                    dispose of assets;

•                                                    make capital expenditures;

•                                                    create liens on our assets; or merge or consolidate; and

•                                                    increase certain salaries and bonuses.

WORKING CAPITAL

COMPARISON TO JUNE 30, 2010

Our working capital increased $2,760 from June 30, 2010 to December 31, 2010.  This increase was primarily the result of increases in receivables and inventory, as well as a net decrease in payables and accrued expenses. This overall increase was partially offset by decreases in cash, prepaid expenses and deferred income tax assets.

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

Our loan from Union State Bank — Bank of Atchison bears interest at 6% over the three year treasury index, adjusted quarterly.  Our Credit Agreement with Wells Fargo Bank, as amended January 20, 2011, provides for interest at a variable rate equal to daily three month LIBOR plus applicable margin ranging from 1.75% to 3.0% (5.5% at December 31, 2010); the default rate is 3% higher, in the lender’s discretion.  Prior to the amendment discussed above, our variable interest rate included a floor of 5.5%.  Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on weighted average outstanding borrowings at December 31, 2010, a 100 basis point increase over the non-default rates actually in effect at such date would increase our interest expense on an annualized basis by $1.

ITEM 4.                             CONTROLS AND PROCEDURES.

(a)                                Evaluation of disclosure controls and procedures.

As of the end of the quarter ended December 31, 2010 our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)                                Changes in Internal Controls.

During the quarter ended December 31, 2010, the Company implemented SAP (an information technology system for accounting, sales, supply chain and manufacturing).  SAP was implemented to improve the Company’s business processes and deliver enhanced operational and financial information. This change in systems was subjected to thorough testing and review by internal and external parties both before and after implementation.  In conjunction with this SAP implementation, the Company modified the design, operation and documentation of its internal control, including those over financial reporting,  such as user access security, system reporting and authorization and reconciliation procedures. We evaluated the control environment as affected by the implementation and believe our controls remain effective.  There were no other changes in the Company’s internal control over financial reporting that materially affected, or were likely to materially affect, control over financial reporting.

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

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended December 31, 2010 we made no repurchases of our stock.

ITEM 6.                             EXHIBITS

3.1	Articles of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2004 (File number 0-17196))
3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Company’s Report on Form 10-K for the fiscal year ended June 30, 2010.

*4.1	Second Amendment to Credit and Security Agreement, dated January 20, 2011.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

*32.1	Certification of Chief Executive Officer furnished pursuant to Rule 13a 14(b) and 18 U.S.C. 1350

*32.2	Certification of Chief Financial Officer furnished pursuant to Rule 13a-4(b) and 18 U.S.C. 1350

*Filed herewith

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date: February 9, 2011	By	/s/ Timothy W. Newkirk
Timothy W. Newkirk, President and Chief Executive Officer

Date: February 9, 2011	By	/s/ Don Tracy
Don Tracy
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)