Form 10-Q
period 2011-03-31
MGP INGREDIENTS INC
filed 2011-05-10
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of  “large accelerated filer”, “accelerated filer and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One)
[ ] Large accelerated filer	[ X] Accelerated filer
[ ] Non-accelerated filer	[ ] Smaller Reporting Company

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ]Yes [ X ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value
17,814,158 shares outstanding
as of May 6, 2011

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as well as historical information.  All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements.  In addition, forward-looking statements are usually identified by or are associated with such words as “intend,” “plan”, “believe,” “estimate,” “expect,” “anticipate,” “hopeful,” “should,” “may,” “will”, “could”, “encouraged”, “opportunities”, “potential” and/or the negatives of these terms or variations of them or similar terminology.  They reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance.  All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement.  Important factors that could cause actual results to differ materially from our expectations include, among others: (i) disruptions in operations at our Atchison facility,  (ii) the availability and cost of grain and fluctuations in energy costs, (iii) the effectiveness of our hedging strategy, (iv) the competitive environment and related market conditions, (v) the ability to effectively operate the Illinois Corn Processing, LLC (“ICP”) joint venture, (vi) our ability to maintain compliance with all applicable loan agreement covenants, (vii) our ability to realize operating efficiencies, and (viii) actions of governments.    For further information on these and other risks and uncertainties that may affect our business, see Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

METHOD OF PRESENATION

All amounts in this quarterly report, except for share, per share, and per bushel amounts, are shown in thousands.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per-share amounts)

	Quarter Ended		Year to Date Ended
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010

Net sales	$64,188	$49,269	$179,117	$147,612
Cost of sales	57,669	44,302	153,452	124,298
Gross profit	6,519	4,967	25,665	23,314

Selling, general and administrative expenses	5,690	5,075	16,277	14,675
Other operating costs	-	521	328	1,773
Loss (gain) on sale of assets	-	-	322	(700)
Loss on joint venture formation	-	-	-	3,047
Income (loss) from operations	829	(629)	8,738	4,519

Other income, net	3	1	6	24
Interest expense	(92)	(280)	(358)	(1,606)
Equity in earnings (loss) of joint ventures	124	(1,541)	756	(1,439)
Income (loss) before income taxes	864	(2,449)	9,142	1,498

Provision (benefit) for income taxes	163	(195)	197	(4,764)
Net income (loss)	701	(2,254)	8,945	6,262

Other comprehensive income (loss), net	17	(4)	(159)	(1)
Comprehensive income (loss)	$718	$(2,258)	$8,786	$6,261

Per Share Data
Total basic earnings (loss) per common share	$0.04	$(0.14)	$0.50	$0.38
Total diluted earnings (loss) per common share	$0.04	$(0.14)	$0.50	$0.38

Dividends per common share	$-	$-	$0.05	$-

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)
	March 31, 2011	June 30, 2010
ASSETS
Current Assets
Cash and cash equivalents	$713	$6,369
Restricted cash	1,168	971
Receivables (less allowance for doubtful accounts: $119 and $155 at March 31, 2011 and June 30, 2010, respectively)	26,967	17,674
Inventory	22,805	14,524
Prepaid expenses	793	1,517
Deposits	1,349	733
Deferred income taxes	2,678	6,267
Refundable income taxes	358	578
Total current assets	56,831	48,633

Property and equipment, at cost	159,916	164,559
Less accumulated depreciation	(98,902)	(107,196)
Property and equipment, net	61,014	57,363

Investment in joint ventures	14,864	14,266
Other assets	594	875
Total assets	$133,303	$121,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$602	$689
Revolving credit facility	5,998	-
Accounts payable	14,664	10,341
Accounts payable to affiliate, net	5,841	4,951
Accrued expenses	4,248	7,510
Total current liabilities	31,353	23,491

Long-term debt, less current maturities	1,645	2,082
Deferred credit	4,939	5,379
Accrued retirement health and life insurance benefits	8,582	8,170
Other non current liabilities	2,439	2,964
Deferred income taxes	2,678	6,267
Total liabilities	51,636	48,353

Commitments and Contingencies – See Note 4
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000
shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 19,530,344 shares	6,715	6,715
at March 31, 2011 and June 30, 2010, respectively; 17,814,158 and 17,519,614 shares outstanding at March 31, 2011 and June 30, 2010, respectively
Additional paid-in capital	7,108	7,606
Retained earnings	79,482	71,428
Accumulated other comprehensive loss	(2,986)	(2,827)
Treasury stock, at cost Common:1,716,186 and 2,010,730 shares at March 31, 2011 and June 30, 2010, respectively	(8,656)	(10,142)
Total stockholders’ equity	81,667	72,784
Total liabilities and stockholders’ equity	$133,303	$121,137
See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
	Year to Date Ended
	March 31, 2011	March 31, 2010
Cash Flows from Operating Activities
Net income	$8,945	$6,262
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,478	6,538
Loss (gain) on sale of assets	322	(700)
Loss on joint venture formation	-	3,047
Equity in earnings of joint ventures	(756)	1,439
Changes in operating assets and liabilities:
Restricted cash	(197)	(607)
Receivables, net	(9,293)	(2,132)
Inventory	(8,281)	1,904
Prepaid expenses	724	(1,924)
Accounts payable	2,825	2,463
Accounts payable to affiliate, net	890	3,676
Accrued expenses	(3,262)	792
Deferred credit	(440)	(594)
Refundable income taxes	220	5,501
Accrued retirement health and life insurance benefits and other non-current liabilities	(113)	(2,741)
Other	229	(748)
Net cash provided by (used in) operating activities	(1,709)	22,176
Cash Flows from Investing Activities
Additions to property and equipment	(8,673)	(199)
Investment in/advances to joint ventures	-	(1,213)
Proceeds from sale of interest in joint ventures	-	13,951
Proceeds from disposition of property and equipment	-	4,163
Net cash provided by (used in) investing activities	(8,673)	16,702
Cash Flows from Financing Activities
Payment of dividends	(891)	-
Exercise of stock options	143	221
Loan fees incurred with borrowings	-	(229)
Proceeds from long-term debt	-	2,032
Principal payments on long-term debt	(524)	(26,201)
Proceeds from revolving credit facility	227,945	153,916
Principal payments on revolving credit facility	(221,947)	(167,973)
Net cash provided by (used in) financing activities	4,726	(38,234)

Decrease in cash and cash equivalents	(5,656)	644
Cash and cash equivalents, beginning of year	6,369	178
Cash and cash equivalents, end of period	$713	$822

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

Note 1.  Accounting Policies and Basis of Presentation.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of MGP Ingredients, Inc. and its wholly owned subsidiaries ("Company") reflect all adjustments (consisting only of normal adjustments) which, in the opinion of the Company’s management, are necessary to fairly present the financial position, results of operations and cash flows of the Company.  All significant intercompany balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements as of and for the quarter and year to date periods ended March 31, 2011 should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Form 10-K Annual Report for the fiscal year ended June 30, 2010 filed with the Securities and Exchange Commission.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Revenue Recognition

 Revenue from the sale of the Company’s products is recognized as products are delivered to customers according to shipping terms and title has transferred.  Income from various government incentive grant programs is recognized as it is earned.

Investment in Joint Ventures

The Company applies the provisions of Accounting Standards Codification (“ASC”) 810 – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which include a qualitative approach to identifying a controlling financial interest in a variable interest entity and determination of the primary beneficiary.

The Company accounts for its investment in non-consolidated subsidiaries under the equity method of accounting when the Company has significant influence, but does not have more than 50% voting control, and is not considered the primary beneficiary.  Under the equity method of accounting, the Company reflects its investment in non-consolidated subsidiaries within the Company’s Condensed Consolidated Balance Sheets as “Investment in joint ventures”; the Company’s share of the earnings or losses of the non-consolidated subsidiaries are reflected as “Equity in earnings (loss) of joint ventures” in the Condensed Consolidated Statements of Operations.

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

Impairment

The Company tests its long-lived assets for impairment whenever events or conditions and circumstances indicate a carrying amount of an asset may not be recoverable.  No events or conditions occurred during the quarterly and year to date periods ended March 31, 2011 that required the Company to perform a test of its long-lived assets for impairment.

Income Taxes

The effective tax rate for the quarters ended March 31, 2011 and 2010 was 18.9 percent and 8.0 percent respectively.  The effective tax rate for the year to date periods ended March 31, 2011 and 2010 was 2.2 percent and (318.0) percent, respectively.

For the year to date period ended March 31, 2011, the effective rate differs from the Company’s statutory rate primarily due to changes in the federal and state valuation allowance recorded against deferred tax assets and the expense recorded due to a state tax law change that occurred during the quarter ended March 31, 2011.  For the year to date period ended March 31, 2010, the effective rate differs from the Company’s statutory rate primarily due to changes in the federal and state valuation allowance and the benefit of a tax law change that occurred during the quarter ended December 31, 2009.

Dividends

On August 26, 2010, the Board of Directors declared a five (5) cent dividend per share of common stock, payable to holders of record as of September 15, 2010, which was paid on October 6, 2010.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation.  The condensed consolidated financial statements reflect immaterial adjustments.  For further discussion, see Change in Presentation to Prior Financial Statements below.  These reclassifications had no impact upon the Company’s previously reported earnings or earnings per share calculations.

Out-of-Period Adjustments

Out-of-period adjustments are detailed below.  Management does not believe these out of period adjustments materially impact the fair presentation of the Company’s operating results or financial condition for the periods affected.

Accounts Payable.  During the second quarter of fiscal 2010 management performed a detailed analysis of accounts that were either duplicated or otherwise erroneously recorded.   After analysis, the Company determined that certain recorded amounts were not owed and adjusted the accounts payable balance in the second quarter to correct this situation.  The impact of the correcting adjustment increased reported pretax income in the second quarter of fiscal 2010 by approximately $1,351.  Cost of sales was favorably impacted by $733, and the result of equity in earnings (loss) of joint ventures was improved by $618.

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

Note 2.  Investment in Joint Ventures.

The Company’s investments accounted for on the equity method of accounting consist of the following: (1) 50 percent interest in Illinois Corn Processing, LLC (“ICP”), which operates a distillery, and (2) 50 percent interest in D.M. Ingredients, GmbH, (“DMI”), which produces certain specialty starch and protein ingredients.

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

•
Pursuant to the Limited Liability Company Agreement, each joint venture party initially has 50 percent of the voting and equity interests in ICP.  Control of day to day operations generally is retained by the members, acting by a majority in interest.  However, if either MGPI or SEACOR Energy is in default under its marketing agreement, referred to below, the other party (or ICP Holdings, in the case of a default by the Company) may assume sole control of ICP's daily operations until the default is cured.  If ICP defaults for two consecutive months on its obligation to pay principal or interest on its loan from SEACOR Energy's affiliate, ICP Holdings may assume control of ICP's daily operations until it has positive EBITDA and is current on principal and interest payments.

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

The Limited Liability Company Agreement gives either member certain rights to shut down the plant if it operates at a loss.  Such rights are conditional in certain instances but absolute if EBITDA losses aggregate $1,500 over any three consecutive quarters or if ICP's net working capital is less than $2,500.  ICP Holdings also has the right to shut down the plant if ICP is in default under its loan agreement for failure to pay principal or interest for two months.

The Limited Liability Company Agreement contains various buy/sell provisions and restrictions on transfer of membership interests. These include buy/sell provisions relating to a member's entire interest that may apply if the members are unable to agree on a material decision about ICP or that may be exercised by any member at any time after November 20, 2010.  Another provision would entitle MGPI to a disproportionate distribution of the excess of the sales price over specified amounts if ICP is sold before November 20, 2012.

•
Under the Marketing Agreement, ICP manufactures and supplies food grade alcohol products for MGPI and MGPI purchases, markets and sells such products for a marketing fee.  The Marketing Agreement provides that MGPI will share margin realized from the sale of the products under the agreement with ICP.  The Marketing Agreement has an initial term of one year, but automatically renews for one year terms thereafter, subject to specified exceptions, including the following:  (i) there is an uncured breach by one of the parties, (ii) MGPI gives timely notice of termination, (iii) MGPI ceases to be a member of the joint venture, or (iv) the parties are unable to mutually agree to modifications to the Marketing Agreement that are proposed in good faith by one of the parties as necessary or desirable to further the purposes of the parties' respective expectations of economic benefits to be derived under the Marketing Agreement and their interests in ICP.  For six months following expiration or termination of the Marketing Agreement, ICP will provide MGPI with reasonable assistance to transition production of the products it makes for the Company to another producer that MGPI designates.   SEACOR Energy Inc. has entered into a similar agreement with ICP with respect to the marketing of fuel grade alcohol.

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

The Company does not direct or control the activities of ICP that most significantly determine the economic performance of this investment.  These responsibilities are shared equally with the Company’s joint venture partner. In addition, Management has determined that since MGPI will not absorb a majority of any gains or losses related to ICP that MGPI is not the primary beneficiary and ICP should not be consolidated.  The significant judgments and assumptions made by the Management in reaching this conclusion include consideration of 1) the economics to MGPI and SEACOR Energy, Inc. related to the marketing agreements, 2) the buy-out provisions by MGPI and SEACOR Energy, Inc. and 3) the financing provided by SEACOR Energy, Inc.’s affiliate.  The Company has not provided other financial explicit or implicit support to ICP during the quarter and year to date periods ended March 31, 2011 and does not intend to provide financial or other support at this time, other than as discussed below.

On January 29, 2010, ICP acquired the steam facility that services the Pekin plant for $5,000.  The Company and ICP Holdings each contributed $1,000 and each committed to fund $1,500 of the balance of the purchase price over the next three years.  Based on ICP’s working capital position, it was determined that ICP would fund a portion of this commitment.  On January 19, 2011 ICP funded $1,000 of the purchase price.  The Company and ICP Holdings each remain committed to fund the remaining balance of $2,000.  The Company’s portion of the remaining commitment plus the Company’s investment balance at March 31, 2011 is the maximum exposure to losses.  A reconciliation from the Company’s investment in ICP to the entity’s maximum exposure to loss is as follows:

March 31,
2011
MGPI’s investment balance in ICP	$14,546
Plus:
Funding commitment for capital improvements	1,000
MGPI’s maximum exposure to loss related to ICP	$15,546

Summary Financial Information

Condensed financial information of the Company’s non-consolidated equity method investment in ICP is shown below.  The results for the year to date period ended March 31, 2010 include ICP’s results from November 21, 2009, the date of formation, to March 31, 2010.

	Quarter Ended	Quarter Ended	Year to Date Ended	Year to Date Ended
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010
ICP’s Operating results:
Net sales	$57,567	$12,392	$138,817	$12,425
Cost of sales and expenses	56,120	14,030	133,522	14,735
Depreciation and amortization	1,289	1,360	3,809	1,554
Net income (loss)	$158	$(2,998)	$1,486	$(3,864)

	March 31,	June 30,
ICP’s Balance Sheet:	2011	2010
Current assets	$30,065	$20,567
Noncurrent assets	28,362	30,898
Total assets	$58,427	$51,465

Current liabilities	$8,228	$12,729
Noncurrent liabilities	21,107	10,788
Equity	29,092	27,948
Total liabilities and equity	$58,427	$51,465

The Company’s equity in earnings (loss) of joint ventures is as follows:

	Quarter Ended March 31, 2011	Quarter Ended March 31, 2010	Year to Date Ended March 31, 2011	Year to Date Ended March 31, 2010

ICP (50% interest)*	$79	$(1,499)	$743	$(1,314)
DMI (50% interest)	45	(42)	13	(125)
	$124	$(1,541)	$756	$(1,439)
*Note:  The year to date period ended March 31, 2010 includes ($433) of start-up costs for ICP joint venture and a $618 reversal of over-accrued payables out of period, as discussed in Note 1.

The Company’s investment in joint ventures is as follows:

	March 31, 2011	June 30, 2010

ICP (50% interest)	$14,546	$13,974
DMI (50% interest)	318	292
	$14,864	$14,266

Note 3.  Earnings Per Share.

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

The computations of basic and diluted earnings (loss) per share from continuing operations are as follows:

	Quarter Ended		Year to Date
	March 31, 2011	March 31, 2010 (i)	March 31, 2011	March 31 2010 (i)

Net income (loss) from continuing operations attributable to shareholders	$701	$(2,254)	$8,945	$6,262
Amounts allocated to participating securities (nonvested shares)	43	-	549	-
Net income (loss) from continuing operations attributable to common shareholders	$658	$(2,254)	$8,396	$6,262

Basic weighted average common shares(ii)	16,712	16,673	16,696	16,649
Potential dilutive shares from stock options (iii)	21	-	18	8
Diluted weighted average common shares	16,733	16,673	16,714	16,657

Earnings (loss) per share from continuing operations attributable to common shareholders
Basic	$0.04	$(0.14)	$0.50	$0.38
Diluted	$0.04	$(0.14)	$0.50	$0.38

(i)
The Company adopted ASC 260 10 Earnings Per Share (formerly FSP-EITF 03-6-1) – Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities effective July 1, 2009.  The impacts for the non-vested restricted shares, which constitute a separate class of stock for accounting purposes, did not have a material impact and the Company did not apply the two class method in fiscal 2010.  In conjunction with the declaration of the dividend in the first quarter of fiscal 2011, the Company reassessed its earnings per share calculation policy and determined to present the two-class method.  Amounts allocated to participating securities prior to fiscal 2011 were immaterial.

(ii)
All non-vested shares of restricted stock are reflected as outstanding; however, they have been excluded from the calculation of basic earnings per share. The Company had non-vested participating securities of 1,088,644 and 859,213 at March 31, 2011 and 2010, respectively.

(iii)
Anti-dilutive shares from stock options totaled 10,000 for the quarter and year to date periods ended March 31, 2011.  Anti-dilutive shares from stock options totaled 18,000 for the year to date period ended March 31, 2010.  Due to the loss experienced during the quarter ended March 31, 2010, no stock options were considered to be dilutive.

Note 4.  Commitments and Contingencies.

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

The Company has commitments to purchase approximately 1,311 mmbtu of natural gas at fixed prices at various dates through November 2011.  The commitment for these contracts at March 31, 2011 totaled approximately $6,117.

Beginning in the quarter ended December 31, 2008, the Company entered into a supply contract for flour for use in the production of protein and starch ingredients.  As a result, the Company no longer purchases wheat directly. The initial term of the agreement, as amended, expires October 23, 2015.

As of March 31, 2011, the Company had contracts to acquire capital assets of approximately $2,542, of which $1,285 relates to the water cooling project.  At March 31, 2011, the estimated remaining commitment for the water cooling project totals approximately $1,511.

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

The Company has agreed to a $5 per month penalty for any month that it exceeds the rolling 12-month cap, as well as a $1 per day penalty for each day it fails to file monthly progress reports or exceeds established completion dates for various stages of the project.  The most recent results, compiled on April 15, 2011, show that the Company has not exceeded the emissions cap and therefore the Company has not been subject to related penalties.

Note 5.  Derivative Instruments and Fair Value Measurements.

Derivative Instruments.  In connection with the purchase of raw materials, principally corn, for anticipated operating requirements, the Company enters into readily marketable exchange-traded derivative instruments in the form of commodity futures and option contracts consistent with its established risk management policies.

Certain commodities the Company uses in its production process are exposed to market price risks due to volatility in the prices for those commodities.  The Company has historically used derivative instruments to reduce the risk related to price volatility for corn, flour and natural gas and has managed its exposure through a combination of forward purchases, long-term contracts with suppliers and exchange traded commodity futures and option contracts.  Derivative instruments are recorded as either assets or liabilities and are measured at fair market value.  Since these derivatives are not accounted for as hedges, fluctuations in the related commodity prices could have a material impact on earnings in any given period.  Changes in fair value of open derivative instruments are recorded in inventory and cost of sales.

The Company’s production process involves the use of natural gas, which it purchases under contracts that require it to commit to the purchase of certain quantities on a monthly basis and allow the Company to lock in prices on such purchase quantities.  Because the quantities involved have always been for amounts to be consumed within the normal production process, the Company has determined that these contracts meet the normal purchase and sales exception as defined under ASC 815, Derivatives and Hedging, and have excluded the fair value of these commitments from recognition within its financial statements until the actual contracts are physically settled.

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

The asset’s or liability’s fair value measurement level with the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used maximize the use of observable inputs and minimize the use of unobservable inputs.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2011 and June 30, 2010, respectively.  At March 31, 2011, $2,766 of corn derivative assets related to futures contracts were transferred from Level 1 to Level 2.  On March 31, 2011, the futures contracts market experienced significant volatility and had reached the maximum daily price allowed by the Chicago Board of Trade (“CBOT”) and was closed prior to the normal closing of the market.    Accordingly, the closing price was not considered to be indicative of the fair value of these futures contracts on March 31, 2011 and the Company used the CBOT’s April 1, 2011 opening trading price for these futures contracts as the best indicator of fair value at March 31, 2011.  Given that the fair value of the futures contracts held as of March 31, 2011 were based upon an observable proxy, the Company has classified these contracts as level 2 within the fair value hierarchy.  All options on futures contracts held by the Company closed on the CBOT in the normal course of business on March 31, 2011.  The Company’s policy is to recognize transfers at the end of a reporting period.

			Fair Value Measurements
	Classified	Total	Level 1	Level 2	Level 3
March 31, 2011
Assets
Corn Derivatives (a)(b)(c)	Inventory	$3,244	$468	$2,776	$-

June 30, 2010
Assets
Corn Derivatives (a)(b)	Inventory	$14	$14	$-	$-

(a)	Corn commodity contracts consist of futures contracts and options and are recorded as a component of inventory in the Company’s Consolidated Balance Sheet.
(b)	Based on prices of futures exchanges and recently reported prices in the marketplace.
(c)	At March 31, 2011 the Company had open net derivative contracts to purchase 4,030,000 bushels of corn.

Note 6.  Operating Segments.

The Company’s operations are classified into three reportable segments:  ingredient solutions, distillery products and other. Ingredient solutions consist of specialty starches and proteins, commodity starch and vital wheat gluten (commodity protein).  The distillery products segment consists of food grade alcohol, along with fuel grade alcohol, commonly known as ethanol, and distillers feed, which are co-products of our distillery operations.  The other segment products are comprised of plant-based polymers and composite resins manufactured through the further processing of certain of the Company’s starch and wood particles.

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

	Quarter Ended		Year to Date Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Sales to Customers
Ingredient solutions	$13,574	$14,402	$42,161	$45,160
Distillery products	50,327	34,264	136,028	100,604
Other	287	603	928	1,848
Total	64,188	49,269	179,117	147,612

Depreciation and amortization
Ingredient solutions	595	572	1,550	1,732
Distillery products	1,273	1,086	3,473	3,277
Other	62	61	184	184
Corporate	465	421	1,271	1,345
Total	2,395	2,140	6,478	6,538

Income (Loss) before Income Taxes
Ingredient solutions	100	2,183	1,963	7,240
Distillery products	5,475	1,975	20,901	12,815
Other	(175)	29	(312)	124
Corporate(i)	(4,536)	(6,636)	(13,088)	(16,334)
Loss on joint venture formation(i)	-	-	-	(3,047)
Gain (loss) on sale of assets(i)	-	-	(322)	700
Total	$864	$(2,449)	$9,142	$1,498

(i)
MGPI’s management reporting does not assign or allocate special charges to the Company’s operating segments.  For purposes of comparative analysis, loss on joint venture formation and gain (loss) on sale of assets have been excluded from our segment results.  Corporate loss was favorably impacted by $1,351 for the year to date period ended March 31, 2010, representing the reversal of over-accrued payables as discussed in the Out-of-Period Adjustments section of Note 1 Accounting Policies and Basis of Presentation.   Loss on joint venture formation should have been reduced by $753, representing a partial settlement and curtailments on our various benefit plans as discussed in the Out-of-Period Adjustments section of Note 1 Accounting Policies and Basis of Presentation.

	As of March 31, 2011	As of June 30, 2010
Identifiable Assets
Ingredient solutions	$30,632	$30,221
Distillery products	61,411	47,511
Other	1,574	1,777
Corporate	39,686	41,628
Total	$133,303	$121,137

Note 7.  Employee Benefit Plans.

Post Retirement Benefits.  The Company and its subsidiaries provide certain post-retirement health care and life benefits to certain retired employees.  The liability for such benefits is unfunded.  The Company uses a June 30 measurement date for the plan.

The components of the Net Periodic Benefit Cost for the quarter and year to date periods ended March 31, 2011 and 2010, respectively, are as follows:

	Quarter Ended		Year to Date Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010

Service cost	$56	$62	$168	$186
Interest cost	102	135	306	405
Amortization of unrecorded prior service cost	(4)	(9)	(12)	(27)
Amortization of unrecorded net loss	22	17	66	51
Total post-retirement benefit cost	$176	$205	$528	$615

The Company previously disclosed in its financial statements for the year ended June 30, 2010, amounts expected to be paid to plan participants.  There have been no revisions to these estimates and there have been no changes in the estimate of total employer contributions expected to be made for the fiscal year ended June 30, 2011.

Total employer contributions accrued for the quarter ended March 31, 2011 were $176.

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

The components of the Net Periodic Benefit Cost for the quarter and year to date periods ended March 31, 2011 and 2010, respectively, are as follows:

	Quarter Ended		Year to Date Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010

Service cost	$-	$152	$-	$456
Interest cost	59	58	177	174
Expected return on plan assets	(49)	(42)	(147)	(126)
Amortization of unrecorded prior service cost	-	6	-	18
Amortization of unrecorded net loss	34	21	102	63
Total pension benefit cost	$44	$195	$132	$585

The Company has made employer contributions of $100 and $379 related to the pension plans and union 401(k), respectively, for the year to date period ended March 31, 2011, all of which were paid in the quarter ended September 30, 2010.

Equity-Based Compensation Plans.  The Company previously disclosed in its financial statements for the year ended June 30, 2010, a description of the Company’s equity-based compensation plans.

The Company’s equity based compensation plans provide for the awarding of shares of restricted common stock (“restricted stock” and “nonvested shares”) for senior executives and certain salaried employees as well as outside directors.  As of March 31, 2011, 1,088,644 shares of non-vested restricted common stock (net of forfeitures) remained outstanding under the Company’s long-term incentive plans.  Compensation expense related to these awards is based on the market price of the stock on the date the Board of Directors approved the grant and is amortized over the vesting period of the restricted stock award.

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

No stock options or restricted stock were granted during the quarter ended March 31, 2011.  10,400 options were exercised during the quarter ended March 31, 2011 for proceeds of $63.  No stock options expired or were forfeited during the quarter ended March 31, 2011.    21,055 shares of restricted stock were forfeited during the quarter ended March 31, 2011.

Note 8.  Sale of Kansas City Facility.

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

Note 9.  Restructuring Cost Activity.

During fiscal 2009, the Company incurred certain restructuring activities, as previously disclosed in its financial statements for the year ended June 30, 2010.

Activity related to the severance and early retirement costs was as follows:

	Quarter Ended		Year to Date Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Balance at beginning of period	$791	$1,284	$1,123	$1,791
Provisions for severance and early retirement costs	-	186	-	186
Payments and adjustments	(173)	(169)	(505)	(676)
Balance at end of period	$618	$1,301	$618	$1,301

Activity related to the lease termination restructuring accrual and related costs was as follows:

	Quarter Ended		Year to Date Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Balance at beginning of period	$1,229	$2,037	$1,562	$2,380
Payments and adjustments	(197)	(269)	(530)	(612)
Balance at end of period	$1,032	$1,768	$1,032	$1,768

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OFFINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(Dollar amounts in thousands, unless otherwise noted)

FISCAL 2011 AND ONGOING INITIATIVES

SAP Implementation

During the quarter ended December 31, 2010, we implemented a SAP information technology system for accounting, sales, supply chain and manufacturing.  SAP was implemented to improve the Company’s business processes and deliver enhanced operational and financial information. This implementation is expected to enable us to manage our business and our reporting more efficiently.  We have spent $968 on the SAP implementation for the year to date period ended March 31, 2011, of which $819 has been capitalized.

Protein and Starch Plant Infrastructure

On October 20, 2010, our Board of Directors approved a project to upgrade our protein and starch plant infrastructure, which is now estimated to cost $2,500.  The upgrades primarily involve interior and exterior renovations to the facility, as well as the redesign of certain protein and starch processing equipment.  The upgrades should allow us to maintain high quality standards and increase our production efficiency.  The project began in October 2010 and is scheduled to be completed by mid 2011.

Water Cooling Project

We have begun work on a major capital project designed to provide environmental benefits at our Atchison, Kansas distillery, which will also enhance our alcohol production capabilities.  The project involves the installation of a new, state-of-the-art water cooling system to replace older equipment used to supply water for multiple components of the distillation process.  It is expected to be completed by or before the end of September 2011 at an estimated cost of $8,500.

RESULTS OF OPERATIONS

General

Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations—General, incorporated by reference to Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, for certain general information about our principal products and costs.

Since the first quarter of fiscal 2009, we have made significant changes to our operations to improve our profitability.  We have refocused our business on the production of specialty value-added ingredients and distillery products.  We have realigned our production efforts and taken steps to reduce excess inventories.  In the second quarter of fiscal 2009, we discontinued producing protein and starch at our Pekin facility and consolidated production of specialty value-added protein and starch products at our Atchison facility.  In the third quarter of fiscal 2009, we temporarily discontinued distillery operations at our Pekin facility.  In the first quarter of fiscal 2010, we sold our Kansas City, Kansas facility and pet-related business assets.  In the second quarter of fiscal 2010, we formed a joint venture, ICP, and reactivated distillery operations at the Pekin facility.  For further discussion of these activities, events and changes made to improve our profitability, reference is made to  Management’s Discussion and Analysis of Financial Condition and Results of Operations – General, incorporated by reference to Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.  As a result of these actions, the third quarter and year to date revenues for fiscal 2011 and 2010, across all segments, have declined from historic levels.  During fiscal 2010, we returned to profitability for the year primarily due to our improved sales mix of value-added products and lower costs of raw materials and natural gas, as well as lower costs from restructuring.  During fiscal 2011, our focus continues to be on the production of our value-added products with higher margins.

During the second quarter of fiscal 2010, we identified an out-of period adjustment related to accounts payable that favorably impacted cost of sales and other income.  The impact to fiscal 2010 was an increase in reported pre-tax income for the second quarter of fiscal 2010 of approximately $1,351.  Cost of sales was favorably impacted by $733, and the result of equity in earnings (loss) of joint ventures was improved by $618.  For further discussion, see Note 1 Accounting Policies and Basis of Presentation – Out of Period Adjustments as set forth in Item 1.

 During the fourth quarter of fiscal 2010, we determined the $753 actuarially determined partial settlement and curtailments related to our various benefit plans were recorded out-of-period.  Had this adjustment been recorded in the proper period, pretax income would have been favorably impacted by $753 for the second quarter of fiscal 2010 and would have reduced the loss on joint venture formation recorded during the second quarter of fiscal 2010 from $3,047 to $2,294.  For further discussion, see Note 1 Accounting Policies and Basis of Presentation – Out of Period Adjustments as set forth in Item 1.

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

DEVELOPMENTS IN THE INGREDIENT SOLUTIONS SEGMENT

As previously mentioned in Results of Operations – General, during fiscal 2009 and fiscal 2010 we refocused our business on the production of our value-added products.   We believe the steps we have taken enabled us to return to profitability during fiscal 2010 and to be more competitive, while also allowing us to obtain financing that has enabled us to maintain operations.    During fiscal 2011, our focus continues to be on the production of our value-added products with higher margins.

By substantially exiting the commodity wheat gluten business and curtailing our commodity starch production, we have significantly reduced sales volumes of our lower margin protein and starch products.  We continue to focus our manufacturing efforts on improving our consistency and capabilities for producing our higher-margin, specialty product lines.  We are using an on-line Customer Relationship Management (“CRM”) solution system that was implemented in fiscal 2009 to improve our ability to develop new sales of our product lines.  We are focused on increasing sales growth of our specialty products to the largest and most innovative producers of consumer packaged goods in the U.S.

On October 20, 2010, our Board of Directors approved a project to upgrade our protein and starch plant infrastructure, which is now estimated to cost $2,500.  The upgrades primarily involve facility renovations as well as the redesign of certain protein and starch processing equipment.  The upgrades should allow us to maintain high quality standards and increase our production efficiency.  The project is scheduled to be completed by mid 2011.

DEVELOPMENTS IN THE DISTILLERY PRODUCTS SEGMENT

As previously mentioned in Results of Operations – General and Developments in the Ingredient Solutions Segment, in order to become more efficient and effective and to improve our results, we refocused our business on the production of our value-added products.

One of the most important developments in the Distillery products segment occurred in the second quarter of fiscal 2010, when we formed ICP, contributed our Pekin facility to ICP and sold off a 50 percent ownership interest in ICP.  In addition to realizing $13,951 (net of closing costs) of immediate value from a previously idled asset, the joint venture increased our available capacity for food grade alcohol.  ICP commenced production at the Pekin facility during the third quarter of fiscal 2010.  Prior to the formation of ICP in November 2009, distillery operations at Pekin had been idle since February 2009.  At March 31, 2011, the Pekin facility was operating near full capacity.

In alignment with the strategy described above, increased production volume at our ICP joint venture for the year to date period ended March 31, 2011 has helped us to increase our sales of high quality food grade alcohol.  Sales of food grade alcohol for the year to date period ending March 31, 2011 have increased by 36.0 percent compared to the same period a year ago.

Our year to date fiscal 2011 results were affected by production slowdowns at our Atchison distillery during the second quarter as further discussed in the General section below.  During the current fiscal year’s third quarter, our Atchison distillery equipment repairs and upgrades were completed, enabling us to achieve more normal and consistent production rates.

DEVELOPMENTS IN THE OTHER SEGMENT

On August 21, 2009, we sold our Kansas City, Kansas, facility for $3,585, with potential additional payments based on the buyer’s income from sales of our existing products to our existing customers over the three years ending July 31, 2012.  The sale included all equipment used for the production and packaging of pet-related products, which principally consisted of extruded plant-based resins and finished pet treats. We retained ownership of equipment that is used for the production of our Wheatex® textured wheat proteins, which are sold for use in meat enhancement and vegetarian product applications.  This equipment is located in a separate section of the facility that we have leased for a period of three years ending August 20, 2012 and which is operated by a subsidiary of the buyer under a toll manufacturing arrangement.

GENERAL

Consolidated earnings for the third quarter of fiscal 2011 increased compared to the same period in fiscal 2010 with net income of $701 on consolidated sales of $64,188 versus a net loss of $2,254 on consolidated sales of $49,269 in the third quarter of fiscal 2010.  The increase in net income was primarily due to increased sales as well as higher fiscal 2010 costs, which included approximately $1,500 of start up costs for ICP and higher productions costs at the Atchison plant resulting from an electrical supply disruption.  Frigid weather conditions and heavy snow accumulations last year resulted in lower deliveries, contributing to the fiscal 2010 third quarter loss.  Fiscal 2011 third quarter profitability improved versus a year ago but was hampered by significantly higher raw material costs for corn and flour.  Corn prices on a per bushel basis averaged 66.2 percent higher and wheat flour prices on a per pound basis averaged 44.3 percent higher than the same period a year ago.

Income from operations for the third quarter of fiscal 2011 increased to $829 compared to a loss from operations of $(629) a year ago. This increase was primarily due to higher sales during the third quarter of fiscal 2011 compared to the same quarter a year ago in the distillery products segment.  Sales and earnings in our distillery products segment increased, and our return on sales percentage was 10.9 percent versus 5.8 percent a year ago.    Earnings in the ingredient solutions segment decreased from the same period in fiscal 2010 primarily due to a higher amount of raw material costs not recovered in selling prices.  The decrease in sales and earnings in the other segment for the third quarter fiscal 2011 as compared to the same period in fiscal 2010 was a result of lower unit sales of plant-based biopolymers and resins.  The other segment experienced a loss for the third quarter fiscal 2011 due to the lower unit sales discussed above as well as higher production costs.

Our year to date results were impacted by a second quarter fiscal 2011 slow-down at the  Atchison distillery related to a water supply disruption, equipment repairs and upgrades.  This caused our production for the month of December 2010 to be below normal.   As a result, and due also to increased costs for corn and natural gas, production costs were higher compared to the same period the prior year.

Consolidated earnings for the year to date period ended March 31, 2011 increased compared to the year to date period ended March 31, 2010, with net income of $8,945 on consolidated sales of $179,117 versus net income of $6,262 on consolidated sales of $147,612 for the year to date period ended March 31, 2010.  The increase in net income is due to higher sales for the year to date period compared to a year ago, an increase in profit performance of joint venture operations and a decrease in interest expense.  Prior period net income reflected a $3,047 loss related to the formation of ICP, a $4,764 income tax refund and an out of period adjustment as further described in Note 1. Accounting Policies and Basis of Presentation as set forth in Item 1. Financial Information.

Year to date income from operations increased to $8,738 compared to $4,519 a year ago.  This increase was primarily due to a year to date fiscal 2010 loss of $3,047 related to the formation of ICP.  Also contributing to the increase in income from operations was an increase in sales, which was the result of our increased alcohol sales volume in the distillery products segment.  Sales and earnings in our distillery products segment increased, and our return on sales percentage was 15.4 percent versus 12.7 percent a year ago.  Earnings in the ingredient solutions segment decreased from the same period in fiscal 2010 primarily due to higher production costs as well as lower unit sales.  The decrease in sales and earnings in the other segment for fiscal 2011 as compared to the same period in fiscal 2010 was mainly a result of lower unit sales of plant-based biopolymers and resins as well as exiting the business line for pet products. The other segment experienced a loss for the third quarter fiscal 2011 due to the lower unit sales discussed above as well as higher production costs.

NET SALES

Net sales for the quarter ended March 31, 2011 increased $14,919, or 30.3 percent, compared to the quarter ended March 31, 2010.  The increase was attributable to increased net sales in the distillery products segment partially offset by declines in the ingredient solutions and other segments.  Net sales in the distillery products segment as a whole increased primarily as a result of higher volumes of food grade alcohol, as well as from increased prices per unit.  Net sales in the ingredient solutions segment decreased due to lower volumes and pricing.  Net sales for our other segment decreased due to reduced sales of plant-based biopolymer and resin products.

Consistent with the third quarter of fiscal 2011, net sales for the year to date period ended March 31, 2011 increased $31,505, or 21.3 percent, compared to the year to date period ended March 31, 2010.  The increase was attributable to increased net sales in the distillery products segment partially offset by declines in the ingredient solutions and other segments.  Net sales in the distillery products segment, as a whole increased primarily as a result of higher volumes of food grade alcohol and higher prices per unit.

Net sales in the ingredient solutions segment decreased due to lower volumes and pricing.  Net sales for our other segment decreased mainly as the result of reduced sales of plant-based biopolymer products and, to a lesser extent, exiting the pet products line of business.

COST OF SALES

For the quarter ended March 31, 2011, cost of sales increased $13,367, or 30.2 percent, compared to the quarter ended March 31, 2010.  Our higher overall costs were directly the result of production increases related to distillery products, as well as significantly higher corn and flour prices, partially offset by lower natural gas prices and the favorable impact of gains on open derivative contracts.  We saw increases in the per-bushel cost of corn and the per-pound cost of flour which averaged 66.2 percent and 44.3 percent higher, respectively, than the quarter ended March 31, 2010. These increases were partially offset by a decrease in the per-million cubic foot cost of natural gas, which averaged nearly 15.6 percent lower than the quarter ended March 31, 2010.  Cost of sales is also impacted by changes in the fair value of open derivative contracts.  For the quarter ended March 31, 2011, our open commodity contracts had a $1,550 favorable impact to cost of sales compared to a $505 unfavorable impact for the quarter ended March 31, 2010.  We use these contracts to mitigate the impact of changes in commodity prices.  For the quarter ended March 31, 2011, cost of sales was 89.8 percent of net sales, which generated a gross profit margin of 10.2 percent.  For the quarter ended March 31, 2010, cost of sales was 89.9 percent of net sales, which generated a gross margin of 10.1 percent.

 For the year to date period ended March 31, 2011, cost of sales increased $29,154, or 23.5 percent, compared to the year to date period ended March 31, 2010.  Our higher overall costs were directly the result of production increases related to distillery products as well as higher corn, natural gas, and flour prices, partially offset by the favorable impact of gains on open derivative contracts.  We saw increases in the per-bushel cost of corn , the per-million cubic foot cost of natural gas, and the per-pound cost of flour, which averaged nearly 41.6 percent, 11.5 percent, and 7.2 percent higher, respectively, than the year to date period ended March 31, 2010. Cost of sales was also impacted by changes in the fair value of open derivative contracts.  For the year to date period ended March 31, 2011, our open commodity contracts had a $3,231 favorable impact to cost of sales compared to $507 unfavorable impact for the year to date period ended March 31, 2010.  For the year to date period ended March 31, 2011, cost of sales was 85.7 percent of net sales, which generated a gross profit margin of 14.3 percent.  For the year to date period ended March 31, 2010, cost of sales was 84.2 percent of net sales, which generated a gross margin of 15.8 percent.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the quarter ended March 31, 2011 increased by $615, or 12.1 percent, compared to the same period ended March 31, 2010.  This increase was primarily due to higher personnel costs and long-term incentives, partially offset by reduced accruals associated with our short-term incentive program.

Selling, general and administrative expenses for the year to date period ended March 31, 2011 increased $1,602, or 10.9 percent, primarily due to increased consulting costs as well as general compensation increases.

GAIN (LOSS) ON SALE OF ASSETS

Gain (loss) on sale of assets was $0 for the quarters ended March 31, 2011 and 2010.

Gain (loss) on sale of assets was a loss of $322 for the year to date period ended March 31, 2011 compared to a $700 gain for the year to date period ended March 31, 2010.  The year to date period ended March 31, 2011 loss related to the disposition of certain machinery and equipment.  The gain for the year to date period ended March 31, 2010 related to the sale of certain flour mill assets and transportation equipment.

LOSS ON JOINT VENTURE FORMATION

Loss on joint venture formation for the year to date period ended March 31, 2010 totaled $3,047.   The components include $1,998 to adjust the book value of the Pekin plant balance sheet assets that were contributed to the joint venture to the implied value and $1,049 for professional fees associated with the transactions.

During the fourth quarter of fiscal 2010, management determined the $753 actuarially determined partial settlement and curtailments related to its various benefit plans should have been recorded during the third quarter of fiscal 2010.  As further described in Note 1 Accounting Policies and Basis of Presentation - Out of Period Adjustments, this would have reduced the loss on joint venture formation recorded during the third quarter of fiscal 2010 from $3,047 to $2,294.

OTHER INCOME, NET

Other income, net, decreased $2, or 200.0 percent, for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010.  For the year to date period ended March 31, 2011, other income, net, decreased $18, or 75.0 percent, compared to the year to date period ended March 31, 2010. These decreases were principally attributable to changes in interest capitalized as well as to the effect of certain other non-recurring, non-operating revenue items.

INTEREST EXPENSE

Interest expense for the quarter and year to date periods ended March 31, 2011 decreased $188, and $1,248, respectively, compared to the same periods ended March 31, 2010.  These decreases were the result of lower loan balances on long-term debt as well as the reduced average daily balance and interest rate on our line of credit compared to the same period in the prior year.

EQUITY IN EARNINGS (LOSS) OF JOINT VENTURES

ICP

 On November 20, 2009, we completed a series of transactions whereby we contributed our Pekin plant to a newly-formed company, ICP, and then sold 50 percent of the membership interest in ICP to ICP Holdings, an affiliate of SEACOR Energy Inc., for a purchase price of $15,000 ($13,951 net of closing costs) as further described in Note 2 Investment in Joint Ventures included under Part I, Item 1, Financial Statements of this Form 10-Q and incorporated by reference herein.

 For the quarters ended March 31, 2011 and 2010, ICP had earnings (loss) of $158 and ($2,998), respectively.  As a 50 percent joint venture holder, our portion of the earnings (loss) was $79 and ($1,499).

For the year to date periods ended March 31, 2011 and 2010, ICP had earnings (loss) of $1,486 and ($3,864), respectively.  As a 50 percent joint venture holder, our portion of the earnings (loss) was $743 and ($1,932) for the year to date periods ended March 31, 2011 and 2010, respectively. The ($3,864) of ICP losses were primarily related to costs incurred as part of the initial implementation of operations from the period from November 20, 2009 to March 31, 2010.  Our 50 percent share of this loss, or ($1,932) for year to date period ended March 31, 2010 was offset by a non recurring reversal of accounts payable balances related to a prior period totaling $618.

D.M. Ingredients, GmbH (“DMI”)

On July 17, 2007, we completed a transaction with Crespel and Dieters GmbH & Co. KG for the formation and financing of a joint venture, DMI, located in Ibbenburen, Germany.  DMI’s primary operation is the production of specialty ingredients for marketing by MGPI domestically and, through Crespel and Dieters and third parties, internationally.  We own a 50 percent interest in DMI, and account for it using the equity method of accounting.  As of March 31, 2011, we had invested $571 in DMI since July 2007.

For the quarters ended March 31, 2011 and 2010, DMI had earnings (loss) of $90 and ($84), respectively.  As a 50 percent joint venture holder, our equity in this loss was $45 and ($42) for the quarters ended March 31, 2011 and 2010, respectively.

For the year to date periods ended March 31, 2011 and 2010, DMI had earnings (loss) of $26 and ($250), respectively.  As a 50 percent joint venture holder, our equity in these losses were $13 and ($125) for the year to date periods ended March 31, 2011 and 2010, respectively.

DMI’s functional currency is the European Union Euro.  Accordingly, changes in the holding value of the Company’s investment in DMI resulting from changes in the exchange rate between the U.S. Dollar and the European Union Euro are recorded in other comprehensive income as a translation adjustment on unconsolidated foreign subsidiary net of deferred taxes.

NET INCOME

As the result of the factors outlined above, we experienced net income of $701 and $8,945 in the quarter and year to date periods ended March 31, 2011, respectively, compared to a net loss of $(2,254) and net income $6,262 in the quarter and year to date periods ended March 31, 2010, respectively.

SEGMENT RESULTS

The following is a summary of revenues and pre-tax profits / (loss) allocated to each reportable operating segment for the quarter and year to date periods ended March 31, 2011 and 2010.  For additional information regarding our operating segments, see Note 6-Operating Segments included under Part 1, Item 1, Financial Statements of this Form 10-Q and incorporated herein by reference.

	Quarter Ended		Year to Date Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010

Ingredient solutions
Net Sales	$13,574	$14,402	$42,161	$45,160
Pre-Tax Income	100	2,183	1,963	7,240
Distillery products
Net Sales	50,327	34,264	136,028	100,604
Pre-Tax Income	5,475	1,975	20,901	12,815
Other
Net Sales	287	603	928	1,848
Pre-Tax Income (Loss)	(175)	29	(312)	125

INGREDIENT SOLUTIONS

Total ingredient solutions sales revenue for the quarter ended March 31, 2011 decreased by $828, or 5.8 percent, compared to the quarter ended March 31, 2010.  Revenues for specialty proteins for the quarter ended March 31, 2011 decreased 13.3 percent from the quarter ended March 31, 2010, as a result of a decrease in unit sales partially offset by a slight increase in unit pricing.  Specialty starches saw a 9.2 percent increase in revenues compared to the same period a year ago due to an increase in volume partially offset by a decrease in unit pricing.  With our focus on the production and commercialization of specialty ingredients, revenues for commodity proteins and commodity starch decreased by 89.9 and 15.5 percent, respectively, for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010. In addition to the overall decline in revenues for the ingredient solutions segment, our margins saw a decline during the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010.  This was principally due to higher unrecovered raw material costs as well as lower volume output.   Flour costs averaged approximately 44.3 percent higher per pound compared to the same period a year ago, whereas natural gas prices averaged approximately 15.6 percent lower compared to the third quarter of fiscal 2010.

Consistent with the third quarter of fiscal 2011, total ingredient solutions sales revenue for the year to date period ended March 31, 2011 decreased by $2,999, or 6.6 percent, compared to the year to date period ended March 31, 2010.  Revenues for specialty proteins for the year to date period ended March 31, 2011 decreased 0.5 percent from the year to date period ended March 31, 2010, as a result of a slight decrease in unit pricing partially offset by improved unit sales.  Specialty starches saw a 2.5 percent increase in revenues compared to the same period a year ago due to an increase in volume partially offset by a decrease in unit pricing.  With our focus on the production and commercialization of specialty ingredients, revenues for commodity proteins and commodity starch decreased by 95.1 and 25.0 percent, respectively, for the year to date period ended March 31, 2011 compared to the year to date period ended March 31, 2010. In addition to the overall decline in revenues for the ingredient solutions segment, our margins saw a decline during the year to date period ended March 31, 2011 compared to the year to date period ended March 31, 2010.  This was principally due to lower volume output, higher raw material costs, and increased energy costs related to higher natural gas prices.  Our protein and starch production was lower due to slowdowns to accommodate a series of planned facility and process improvements during the first quarter of fiscal 2011. These factors were partially offset by improved average selling prices for commodity proteins.  Natural gas prices and flour prices averaged approximately 11.5 and 7.2 percent higher, respectively, compared to the same period a year ago.

DISTILLERY PRODUCTS

Total distillery products sales revenue for the quarter ended March 31, 2011 increased $16,063, or 46.9 percent, compared to the quarter ended March 31, 2010.  This increase was primarily attributable to a 41.7 percent increase in the volume of high quality food grade alcohol.  Also contributing to the overall revenue increase in the distillery products segment were increases of $2,993 and $268 in distillers feed and fuel grade alcohol, respectively, for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010. Our gross margin percentage increased to 11.5 percent for the quarter ended March 31, 2011 from 6.0 percent for the same period a year ago.  The increase in our gross margin percentage was primarily related to realized gains on our hedging activities as well as volume and pricing  for our high quality food grade alcohol, as well as a 15.6 percent decrease in the per-million cubic foot cost of natural gas compared to the same period a year ago.  These factors were partially offset by significant increases in corn costs, which for the quarter ended March 31, 2011 averaged nearly 66.2 percent higher per bushel than for the quarter ended March 31, 2010.

Consistent with the third quarter of fiscal 2011, total distillery products sales revenue for the year to date period ended March 31, 2011 increased $35,424, or 35.2 percent, compared to the year to date period ended March 31, 2010.  This increase was primarily attributable to an increase in volume of high quality food grade alcohol of 37.6 percent.  Also contributing to the overall increase in the distillery products segment were increases of $2,650 and $2,593 in distillers feed and fuel grade alcohol, respectively, for the year to date period ended March 31, 2011 compared to the year to date period ended March 31, 2010.  Our gross margin percentage increased to 16.7 percent for the year to date period ended March 31, 2011 from 13.1 percent for the same period a year ago.  The increase in our gross margin percentage was primarily related to realized gains on our hedging activities as well as increased volume and pricing of our high quality food grade alcohol.  These factors were partially offset by significant increases in corn and natural gas prices.  For the year to date period ended March 31, 2011, the per-bushel cost of corn and per-million cubic foot cost of natural gas averaged nearly 41.6 percent and 11.5 percent higher, respectively, than the year to date period ended March 31, 2010.

OTHER PRODUCTS

For the quarter and year to date periods ended March 31, 2011, revenues for other products, consisting primarily of plant-based biopolymers and resins, decreased $316, or 52.5 percent, and $920, or 49.8 percent, respectively, compared to the quarter and year to date periods ended March 31, 2010.  The decline in other segment sales revenue was primarily due to lower unit sales of our plant-based biopolymers and resins.  Also contributing to the decrease in sales for the year to date period ended March 31, 2011 was the divestiture of our pet products business.  As described in Note 8, Sale of Kansas City Facility, we sold the assets related to our pet products during the first quarter of fiscal 2010. Plant-based biopolymer and resin sales decreased 52.4 and 44.4 percent, respectively, compared to the quarter and year to date periods a year ago.   The decrease in sales of plant-based biopolymers and resins was due to a 53.5 and 38.6 percent decline in unit sales, respectively, for the quarter and year to date periods compared to a year ago.  For the quarter ended March 31, 2011, a slight increase in per unit pricing partially offset the overall decrease in sales, whereas for the year to date period ended March 31, 2011, lower per unit pricing contributed to the overall decrease in sales.    The other segment experienced a loss for the third quarter and year to date periods ended March 31, 2011 due to the lower unit sales discussed above as well as higher production costs.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Our principal uses of cash are for the purchase of raw materials and energy used in our production processes, salaries, and capital expenditures.  Our principal sources of cash are revenues from the products we make and our revolving credit facility.  We expect our sources of cash to be adequate to provide for our needs in fiscal 2011.

On August 26, 2010, the Board of Directors declared a five (5) cent dividend per share of common stock, payable to holders of record on September 15, 2010.  The $891 dividend was paid October 6, 2010.

As a result of losses incurred during fiscal year 2009, we received two tax refunds of approximately $5,550 and $4,700, which were received during October 2009 and January 2010, respectively.

The following table is presented as a measure of our liquidity and financial condition:

	March 31,	June 30,
	2011	2010
Cash and cash equivalents	$713	$6,369
Working capital	25,478	25,142
Amounts available under lines of credit	19,002	20,174
Credit facility, notes payable and long-term debt	8,245	2,771
Stockholders’ equity	81,667	72,784

	Year to Date Ended
	March 31,	March 31,
	2011	2010
Depreciation and amortization	$6,478	$6,538
Capital expenditures	(8,673)	(199)
Cash flows provided by (used in) operations (i)	(1,709)	22,176
(i)
Increases to receivables and inventory decreased cash flows from operations by $17,346 and a combined net decrease in accounts payable, accounts payable to affiliate and accrued expenses decreased cash flows from operations by $6,478.

CASH FLOW INFORMATION

Summary cash flow information follows for the year to date periods ended March 31, 2011 and 2010, respectively:

	Year to Date Ended
	March 31,	March 31,
	2011	2010
Cash flows provided by (used for):
Operating activities	$(1,709)	$22,176
Investing activities	(8,673)	16,702
Financing activities	4,726	(38,234)

Increase (decrease) in cash and cash equivalents	(5,656)	644
Cash and cash equivalents at beginning of year	6,369	178
Cash and cash equivalents at end of period	$713	$822

During the year to date period ended March 31, 2011, our consolidated cash decreased $5,656 to $713 as compared to the year to date period ended March 31, 2010, in which there was a $644 increase.  Negative operating cash flow resulted primarily from an increase in receivables and inventory of $17,754 as compared to an increase of $228 the same period a year ago.  Cash outflows related to capital expenditures during the year to date period ended March 31, 2011 compared to the year to date period ended March 31, 2010 increased from $199 to $8,673, while proceeds from the disposition of property and proceeds from the sale of an interest in ICP both decreased.  During the year to date period ended March 31, 2011, borrowings on debt exceeded payments on debt by $5,474 as compared to the year to date period ended March 31, 2010, in which payments on debt exceeded borrowings by $38,226.

Operating Cash Flows.  Summary operating cash flow information for the year to date periods ended March 31, 2011 and 2010, respectively, is as follows:
	Year to Date Ended
	March 31,	March 31,
	2011	2010
Net income	$8,945	$6,262
Depreciation and amortization	6,478	6,538
Loss (gain) on sale of assets	322	(700)
Loss on joint venture formation	-	3,047
Deferred income taxes	-	-
Equity in earnings of joint ventures	(756)	1,439
Changes in operating assets and liabilities:
Restricted cash	(197)	(607)
Receivables, net	(9,293)	(2,132)
Inventory	(8,281)	1,904
Prepaid expenses	724	(1,924)
Accounts payable	2,825	2,463
Accounts payable to affiliates, net	890	3,676
Accrued expenses	(3,262)	792
Deferred credit	(440)	(594)
Refundable income taxes	220	5,501
Accrued retirement health and life insurance benefits and other noncurrent liabilities	(113)	(2,741)
Other	229	(748)
Net cash provided by (used in) operating activities	$ (1,709)	$22,176

Cash flow from operations for the year to date period ended March 31, 2011 decreased $23,885 to $(1,709) from $22,176 for the year to date period ended March 31, 2010, which was impacted by the timing of cash receipts and disbursements.  This decrease in operating cash flow was primarily related to the increases in inventory and receivables and decreases in payables and accrued expenses.  The increases in inventory and accounts receivables relate to higher costs of production and higher sales for March 2011 compared to June 2010, whereas the decreases in payables and accrued expenses relate primarily to timing of payments. Inventory increased $8,281 for the year to date period ended March 31, 2011 compared to a decrease of $1,904 for the year to date period ended March 31, 2010, which is consistent with our volume of raw material for corn and flour.  Receivables increased $9,293 for the year to date period ended March 31, 2011 compared to an increase of $2,132 for the year to date period ended March 31, 2010, which is consistent with our overall volume and pricing increases.  Accounts payable to affiliates increased $890 for the year to date period ended March 31, 2011 compared to an increase of $3,676 for the year to date period ended March 31, 2010.  Accrued expenses decreased $3,262 for the year to date period ended March 31, 2011 compared to an increase of $792 for year to date period ended March 31, 2010.

Investing Cash Flows.  Net investing cash flow for the year to date period ended March 31, 2011 was $(8,673) compared to $16,702 for the year to date period ended March 31, 2010.  During the year to date period ended March 31, 2011, we made capital investments of $8,673.  During the year to date period ended March 31, 2010, we made capital investments of $199 and had proceeds from the sale of an interest in ICP of $13,951, net of closing costs as well as proceeds from the sale of property of $4,163, net of closing costs.

Financing Cash Flows.  Net financing cash flow for the year to date period ended March 31, 2011 was $4,726 compared to $(38,234) for the year to date period ended March 31, 2010, for a net increase in financing cash flow of $42,960.  During the year to date period ended March 31, 2011, we had net borrowings of $5,998 under our operating line of credit compared to net payments of $14,057 for the year to date period ended March 31, 2010. Also contributing to this net increase were net payments on long-term debt of $524 for the year to date period ended March 31, 2011 compared to net payments of $24,169 for the year to date period ended March 31, 2010.

CAPITAL EXPENDITURES

For the year to date period ended March 31, 2011, we made capital investments of approximately $10,171, of which $8,673 was a use of cash and $1,498 remains payable. The primary investments were the flour mill site, the SAP computer system, and the water cooling project as further described below. In addition to the projects described above, for fiscal 2011, we have budgeted $4,500 in routine capital expenditures related to other improvements in and replacements of existing plant and equipment and information technology.  On October 20, 2010 our Board of Directors approved a project to upgrade our protein and starch plant infrastructure, which is now estimated to cost $2,500.  The upgrades primarily involve interior and exterior renovations to the facility, as well as the redesign of certain protein and starch processing equipment.  The upgrades will allow us to maintain high quality standards and increase our production efficiency.  The project began in October 2010 and is scheduled to be completed by mid 2011.

 In addition, we have begun work on a major capital project designed to provide environmental benefits at our Atchison, Kansas distillery while also enhancing alcohol production capabilities.  The project involves the installation of a new, state-of-the art water cooling system to replace older equipment used to supply water for multiple components of the distillation process.  It is expected to be completed by the end of September 2011 at an estimated cost of $8,500.  We are limited to annual capital expenditures of $8,000 by the revolving credit facility, but this excludes capital expenditures made for the replacement and or upgrade of our existing water cooling facility.  As of March 31, 2011, we had contracts to acquire capital assets of approximately $2,542, of which $1,285 relates to our water cooling project.  At March 31, 2011, our estimated remaining commitment for the water cooling project totals approximately $1,511.

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

The amount of borrowings which we may make is subject to borrowing base and availability maintenance limitations.  As of March 31, 2011, after giving effect to the Second Amendment, our outstanding borrowings under this facility were $5,998, leaving $19,002 available for additional borrowings (before giving effect to the $5,000 availability maintenance requirements described in “Financial Covenants” below).  The borrowing base is the lesser of the maximum line amount or an amount based on specified percentages of eligible accounts receivable and inventories less specified reserves.  The lender has discretion under the Credit Agreement to change the manner in which the borrowing base is determined, such as altering the advance rates applicable to accounts receivable and inventory or changing reserve amounts.

FINANCIAL COVENANTS

Under the Credit Agreement, we must meet a stop loss provision, which restricts to $2,000 the amount of loss we may incur in any one month and to $4,000 in any consecutive three month period.  We must maintain an average availability of not less than $5,000 (measured over the then trailing 30-day period), are limited in the amount of capital expenditures we may make annually ($8,000) (excluding capital expenditures made for the replacement and or upgrade of the Company’s existing water cooling facility), and must meet as of fiscal year end a minimum debt service coverage ratio of not less than 1.25 to 1.0.  The ratio is calculated as:

(a) the sum of:
(i)	funds from operations (net income plus depreciation and amortization, plus or minus increases or decreases in deferred income taxes and LIFO reserves, plus other non-cash items)
(ii)	plus interest expense
(iii)	minus non-cash income from investments in our joint ventures
(iv)	plus non-cash losses from investments in our joint ventures minus
(v)	minus unfinanced capital expenditures
(vi)	minus dividends and distributions paid by us during the current test period
(vii)	minus cash contributions into joint ventures by us during the current test period divided by

(b) the sum of:
(i)	current maturities of long term debt and
(ii)	interest expense.

The Credit Agreement also includes provisions that limit or restrict our ability to:
• incur additional indebtedness;
• pay dividends to stockholders or purchase stock;
• make investments or acquisitions in excess of $1,000 ($5,000 in aggregate)

• dispose of assets;
• make capital expenditures;
• create liens on our assets; or merge or consolidate; and
• increase certain salaries and bonuses.

We were in compliance with the covenants in the Credit Agreement at March 31, 2011.

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

WORKING CAPITAL

COMPARISON TO JUNE 30, 2010

Our working capital increased $336 from June 30, 2010 to March 31, 2011.  This increase was primarily the result of increases in receivables and inventory, as well as a decrease in accrued expenses. This overall increase was partially offset by decreases in cash, refundable income taxes, and increases in revolving credit facility and accounts payable.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We make our products primarily from flour and corn and, as such, are subject to market risk due to changes in commodity prices.  We utilize long-term contracts with suppliers as well as derivative instruments, which we mark to market, to mitigate some of these risks.  Our derivative instruments include a combination of forward purchases and exchange traded commodity futures and options contracts.  At June 30, 2010, we had open net derivative contracts to purchase 1,500,000 bushels of corn at weighted average price trade price of $3.53.  At March 31, 2011, we had open net derivative contracts to purchase 4,080,000 bushels of corn at a weighted average trade price of $6.73.  See Note 5 to the Condensed Consolidated Financial Statements for further discussion on the volatility of corn futures on March 31, 2011.

Our loan from Union State Bank – Bank of Atchison bears interest at 6% over the three year treasury index, adjusted quarterly.  Our Credit Agreement with Wells Fargo Bank, as amended January 20, 2011, provides for interest at a variable rate equal to daily three month LIBOR plus applicable margin ranging from 1.75% to 3.0% (2.05% at March 31, 2011); the default rate is 3% higher, in the lender’s discretion.  Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on weighted average outstanding borrowings at March 31, 2011, a 100 basis point increase over the non-default rates actually in effect at such date would increase our interest expense on an annualized basis by $40.

ITEM 4.	CONTROLS AND PROCEDURES.

(a)           Evaluation of disclosure controls and procedures.

            As of the end of the quarter ended March 31, 2011 our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)           Changes in Internal Controls.

There has been no change in the Company’s internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect MGP Ingredients, Inc.’s internal control over financial reporting.

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

During the quarter ended March 31, 2011 we made no repurchases of our stock.

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2004 (File number 0-17196))
3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Company’s Report on Form 10-K for the fiscal year ended June 30, 2010.
4.1
Second Amendment to Credit and Security Agreement, dated January 20, 2011 Incorporated by Reference to Exhibit 4.1 to the Company’s Report on Form 10Q for the quarter ended December 31, 2010 (File Number 0-17196).

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

MGP INGREDIENTS, INC.

Date: May 10, 2011	By	/s/ Timothy W. Newkirk
Timothy W. Newkirk, President and Chief Executive Officer

Date: May 10, 2011	By	/s/Don Tracy
Don Tracy Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)