Form 10-K
period 2011-06-30
MGP INGREDIENTS INC
filed 2011-09-02
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

OR

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes __ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes __ No X

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X      No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes            No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to their Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer, “large accelerated filer” and smaller company: in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ___    Accelerated filer  X    Non-accelerated filer  __   Smaller reporting company ___

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ___ No    X

The aggregate market value of common equity held by non-affiliates, computed by reference to the last sales price as reported by NASDAQ on December 31, 2010, was $132,500,169.

The number of shares of the registrant’s common stock outstanding as of August 30, 2011 was 18,143,757.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference:

(1)
Portions of the MGP Ingredients, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on October 20, 2011 are incorporated by reference into Part III of this report to the extent set forth herein.

CONTENTS PAGE

i

The calculation of the aggregate market value of the Common Stock held by non-affiliates is based on the assumption that non-affiliates do not include directors or executive officers. Such assumption does not constitute an admission by the Company or any director or executive officer that any director or executive officer is an affiliate of the Company.

ii

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as well as historical information. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements are usually identified by or are associated with such words as “intend,” “plan”, “believe,” “estimate,” “expect,” “anticipate,” “hopeful,” “should,” “may,” “will”, “could”, “encouraged”, “opportunities”, “potential” and/or the negatives of these terms or variations of them or similar terminology. They reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. Important factors that could cause actual results to differ materially from our expectations include, among others: (i) disruptions in operations at our Atchison facility, (ii) the availability and cost of grain and fluctuations in energy costs, (iii) the effectiveness of our hedging strategy, (iv) the competitive environment and related market conditions, (v) the ability to effectively pass raw material price increases on to customers, (vi) the ability to effectively operate the Illinois Corn Processing, LLC (“ICP”) joint venture, (vii) our ability to maintain compliance with all applicable loan agreement covenants, (viii) our ability to realize operating efficiencies, (ix) and actions of governments. For further information on these and other risks and uncertainties that may affect our business, see Item 1A. Risk Factors.

AVAILABLE INFORMATION

We make available through our website (www.mgpingredients.com) under “Investors – Investor Relations,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission.

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

The Company produces certain distillery and ingredient products which are derived from corn and wheat flour, respectively, primarily to serve the packaged goods industry.  The Company has three reportable segments:  distillery products, ingredient solutions and other.  Our distillery products segment consists of food grade alcohol, along with a minimal amount of fuel grade alcohol, commonly known as ethanol, and distillers feed, which are co-products of our distillery operations.  The ingredient solutions segment products primarily consist of specialty starches, specialty proteins, commodity starches and commodity vital wheat gluten.  Mill by-products, consisting primarily of mill feeds or “midds,” had also previously been included in this segment but were discontinued with the shutdown of our wheat flour milling operations at the Atchison, Kansas plant in the second quarter of fiscal 2009.  Our other segment products are comprised of plant-based biopolymers and wood-based composite resins manufactured through the further processing of certain of our starches and proteins and wood particles.  Prior to the sale of our Kansas City, Kansas facility described below, our other segment also included pet-related products primarily consisting of extruded plant-based resins and finished pet treats.

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

The principal location at which we make our products as of June 30, 2011 is our plant located in Atchison, Kansas. We also operate a facility in Onaga, Kansas for the production of plant-based biopolymers and wood composite resins. Our line of textured wheat proteins are produced through a toll manufacturing arrangement at a facility in Kansas City, Kansas, which we had previously owned and which we sold to Sergeant’s Pet Care Products, Inc. (“Sergeant’s”) on August 21, 2009. Additionally, in November 2009, we entered into a joint venture with SEACOR Energy, Inc.’s affiliate, Illinois Corn Processing Holdings LLC (“ICP Holdings”), to reactivate distillery operations at our facility in Pekin, Illinois.  This facility is now owned and operated by a 50% owned, unconsolidated joint venture entity named Illinois Corn Processing, LLC (“ICP”), which reactivated the plant in the third quarter of fiscal 2010 after we temporarily closed it in the third quarter of fiscal 2009.   ICP produces food grade alcohol for beverage and industrial applications, which we purchase, and fuel grade alcohol, which SEACOR Energy, Inc. purchases.

On August 25, 2011 we have changed our fiscal year end from June 30 to December 31, commencing December 31, 2011.  The change will be effective at the start of calendar 2012.  A transition report will be filed for the period beginning July 1, 2011 and ending December 31, 2011 on Form 10-K.

FISCAL 2011 DEVELOPMENTS

In fiscal 2011, we continued to concentrate our efforts on the development, production and commercialization of value-added ingredient solutions, consisting of specialty, value-added wheat proteins and wheat starches, and high quality beverage and food grade industrial alcohol.  We have also realigned our production efforts.

As a result of the measures we have taken, we saw a $45,944, or 22.7 percent increase in sales.  Despite this increase in sales, our operating and net margins declined for the year.  Our operating results were impacted by significant increases in raw material costs for corn, wheat flour, and natural gas, as well as significant unrealized losses on commodity derivative contracts during the fourth quarter of 2011.

           Recent strategic decisions we have made impacting fiscal 2011 include the following:

•
As of June 30, 2011, we had substantially completed a capital project designed to provide environmental benefits at our Atchison, Kansas distillery operations.  This project, which was approved by our Board of Directors on June 10, 2010, consisted of the installation of a new, state-of-the-art process water cooling system to replace older equipment used to supply water for multiple components of the distillation process.  The project began in the summer of fiscal 2010 and was completed during July of 2011 at an estimated cost of $9,356.  We financed the project through a capital lease with U.S. Bancorp Equipment Finance, Inc.

•
On October 20, 2010, our Board of Directors approved a project to upgrade our protein and starch plant infrastructure.  The upgrades primarily involved interior and exterior renovations to the facility, as well as the redesign of certain protein and starch processing equipment, at a cost of $2,500.  The upgrades should allow us to maintain high quality standards and increase our production efficiency.  The project began in October 2010 and was completed in the latter half of fiscal 2011.

•
During the second quarter of fiscal 2011, we implemented an SAP information technology system for accounting, sales, supply chain and manufacturing.  SAP was implemented to improve our business processes and deliver enhanced operational and financial information. This implementation is expected to enable us to manage our business and our reporting more efficiently.  We spent $1,269 on the SAP implementation, of which $996 was capitalized.

•
During the quarter ended June 30, 2011, we entered into contracts with a third party logistics company, that contracts with the transportation companies, who will provide logistics support in managing all truck and rail carriers in servicing our North American customers, as well as improving delivery times of our inbound materials.  This is part of our strategic initiative to strengthen our customer service capabilities while also increasing our logistics capabilities, efficiencies and cost savings.

FINANCIAL INFORMATION ABOUT SEGMENTS

Note 12. Operating Segments of our Notes to Consolidated Financial Statements set forth in Item 8 of this Report, which is incorporated herein by reference, includes information about sales, depreciation and amortization, income (loss) before income taxes for the last three fiscal years by reportable segment.  Information about sales to external customers and assets located in foreign countries is included.  Information about identifiable assets is included for the last two years.

BUSINESS STRATEGY

We seek to strengthen our profit margins and improve returns on capital over time.  To enhance opportunities to achieve our objectives, we have restructured our business and have modified our product portfolio to emphasize a greater mix of higher margin, value-added products, principally specialty food ingredients and high quality food grade alcohol.  To this end, we have taken measures to significantly reduce our production and marketing of lower and negative margin commodity type products.  Our strategy is focused on the development and marketing of wheat-based specialty protein and starch products and high quality food grade alcohol, as well as plant-based biopolymer and wood-based composite resin products for use in unique market niches.  We seek to add value to our customers’ major branded packaged goods products by providing product solutions across a range of food and beverage applications, as well as certain non-food product applications, that can ultimately benefit the consumer.

Market trends from which we hope to benefit include health and wellness lifestyle trends in the food area and growing demand for natural versus synthetic products.  Increased interest in bio-economy initiatives may also create opportunities for us, particularly in regard to our partially and totally degradable biopolymers.

As a component of our strategy, we have prioritized strengthening our overall operational capabilities and effectiveness through ongoing continuous improvement projects.  Simultaneously, we are boosting our efforts to place greater focus on research, development and innovation initiatives, supply chain management, and customer service practices.  We continue to concentrate on specific, highly functional ingredient solutions for our customers.  We are concentrating our production and marketing efforts on supplying a core base of loyal customers with an array of high quality, premium ingredients that address nutritional, functional, sensory and convenience issues and that can help build value while making more efficient use of our existing capacities.

We continue to be a leading company in the food grade alcohol industry and pursue efforts to maintain highly efficient alcohol production operations.  Since early 2004, the majority of our Atchison distillery’s capacity has been dedicated to the production of high quality, high purity food grade alcohol for beverage and industrial applications.  It produces only a minimal amount of fuel alcohol as a co-product of our food grade production activities.  The majority of our former Pekin plant’s capacity for several years had been dedicated to the production of fuel grade alcohol.   The Pekin plant is now owned and operated by a joint venture, ICP, which produces food grade alcohol, which we purchase, and fuel grade alcohol, which SEACOR Energy, Inc. purchases, as elsewhere described.

We continued to experience generally favorable conditions in the food grade alcohol market in fiscal 2011, providing our customers with what we believe is among the highest quality, high purity alcohol in the world.  We have been in the food grade alcohol business since the Company’s founding in 1941.

Biopolymers continue to represent an emerging part of our business.  Currently, we have two commercial products in the market. The first product comprises plant-based biopolymers in which a large percentage of petroleum-based plastic could be replaced with materials made from renewable sources, specifically wheat starch.  These biopolymers, which serve as bio-based alternatives to traditional plastics, may be utilized in a wide range of products, such as disposable cutlery, cosmetic cases and a host of other items.  The second product is a wood-based composite resin, which compounds wood and recycled plastic materials.  This product is produced for use in the manufacture of deck boarding, toy products, furniture parts and other wood applications in which long-term durability is required.  These products are sold directly to producers of finished products. We are also continuing work on the development and commercialization of a fully bio-based, fully compostable resin.

PRODUCT SALES

The following table shows our sales from continuing operations by each class of similar products during the past three fiscal years ended June 30, 2011, 2010 and 2009, as well as such sales as a percent of total sales.

	PRODUCT GROUP SALES Fiscal Year Ended,
	June 30, 2011		June 30, 2010		June 30, 2009
	Amount	%	Amount	%	Amount	%

Distillery Products: (1)
Food grade Alcohol	$157,486	63.5%	$118,578	58.7%	$124,199	42.6%
Distillers Grain and related Co-products	20,642	8.3%	14,340	7.1%	33,060	11.3%
Fuel grade Alcohol	10,865	4.4%	7,072	3.5%	47,445	16.2%
Total Distillery Products	$188,993	76.2%	$139,990	69.3%	$204,704	70.1%

Ingredient Solutions: (2)
Specialty Starches	$29,459	11.9%	$27,978	13.9%	$32,817	11.2%
Specialty Proteins	20,918	8.4%	20,847	10.3%	21,936	7.5%
Commodity Wheat Starch	7,228	2.9%	9,065	4.5%	12,629	4.3%
Vital Wheat Gluten	160	0.1%	1,825	0.9%	13,684	4.8%
Mill By-Products	-	0.0%	-	0.0%	1,061	0.4%
Total Ingredients	$57,765	23.3%	$59,715	29.6%	$82,127	28.2%

Other Products: (3)	$1,157	0.5%	$2,266	1.1%	$4,981	1.7%
Net Sales	$247,915	100.0%	$201,971	100.0%	$291,812	100.0%
(1)
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

Substantially all of our sales are made directly or through distributors to manufacturers and processors of finished packaged goods or bakeries.  Sales to our customers purchasing food grade alcohol are made primarily on a spot, monthly, or quarterly basis with some annual contracts, depending on the customer’s needs and market conditions.  Sales of fuel grade alcohol are made on the spot market.  Contracts with distributors may be for multi-year terms with periodic review of pricing.  Contracts with ingredients customers are generally price and term agreements which are fixed for quarterly or six month periods, with very few agreements of twelve months duration or more.  During fiscal 2011, our five largest distillery products customers combined accounted for 29.1% of our consolidated revenues. Our five largest ingredients products customers combined accounted for 16.1% of our consolidated revenues in fiscal 2011.

DISTILLERY PRODUCTS SEGMENT

Our Atchison plant processes corn, mixed with starch slurry from the wheat starch and protein processing operations, into food grade alcohol and distillery co-products such as fuel grade alcohol and distillers feed.

Food grade alcohol consists of beverage alcohol and industrial food grade alcohol that are distilled to remove impurities.  Fuel grade alcohol is grain alcohol that has been distilled to remove all water to yield 200 proof alcohol suitable for blending with gasoline.  In fiscal 2009, we decided to reduce our exposure to the fuel grade alcohol market and presently generate and sell only minimal amounts as a co-product of the food grade alcohol production process at our Atchison distillery.

In February 2009, we temporarily discontinued operations at our former Pekin facility.  Historically, the Pekin plant had been principally dedicated to the production of fuel grade alcohol.  On November 20, 2009, we completed a series of transactions whereby we contributed our former Pekin plant to a newly-formed company, ICP, and then sold 50% of the membership interest in this company to ICP Holdings, an affiliate of SEACOR Energy Inc., for $15,000 cash ($13,951 net of closing costs). ICP reactivated distillery operations at the Pekin facility during the quarter ended March 31, 2010. We purchase food grade alcohol products manufactured by ICP and SEACOR Energy Inc. purchases fuel grade alcohol products manufactured by it.

Food Grade Alcohol.  The majority of the Atchison distillery’s capacity is dedicated to the production of high quality, high purity food grade alcohol for beverage and industrial applications.    New state-of-the-art equipment that was installed in 2004 has resulted in improved alcohol production efficiencies at the Atchison plant.  During fiscal 2011, we generally operated at full production capacity for our food grade alcohol at the Atchison plant.

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

We believe that in terms of fiscal 2011 net sales, we are one of the three largest merchant market sellers of food grade alcohol in the United States.  Our principal competitors in the beverage alcohol market are Grain Processing Corporation of Muscatine, Iowa and Archer-Daniels-Midland Company of Decatur, Illinois.

Much consolidation in the beverage alcohol industry has occurred at the customer level over the past two decades.  As these consolidations have come about, we have maintained a strong and steady presence in the market due to longstanding relationships with customers and our reputation for producing very high quality, high purity alcohol products.

We sell food-grade industrial alcohol for use as an ingredient in foods (e.g., vinegar and food flavorings), personal care products (e.g., hair sprays and hand sanitizers), cleaning solutions, biocides, insecticides, fungicides, pharmaceuticals, and a variety of other products.  Although grain alcohol is chemically the same as petroleum-based or synthetic alcohol, certain customers prefer a natural grain-based alcohol.  We sell food-grade industrial alcohol in tank truck or rail car quantities direct to a number of industrial processors.

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

Distillery Co-Products.

The bulk of fiscal 2011 sales of alcohol co-products consisted of distillers feed and fuel grade alcohol.

Distillers Feed. Distillers feed is principally derived from the residue of corn from alcohol processing operations.  The residue is dried and sold primarily to processors of animal feeds as a high protein additive.  We compete with other distillers of alcohol as well as a number of other producers of animal food additives in the sale of distillers feed.  In fiscal 2011, distillers feed prices were higher on average compared to the prior year due to increased prices for corn, the basic raw material from which distillers feed is derived.

Fuel Grade Alcohol.  Fuel grade alcohol is sold primarily for blending with gasoline to increase the octane and oxygen levels of the gasoline.  As an octane enhancer, fuel grade alcohol can serve as a substitute for lead and petroleum-based octane enhancers.  As an oxygenate, fuel grade alcohol has been used in gasoline to meet certain environmental regulations and laws relating to air quality by reducing carbon monoxide, hydrocarbon particulates and other toxic emissions generated from the burning of gasoline (“toxics”).  Because fuel grade alcohol is produced from grain, a renewable resource, it also provides a fuel alternative that tends to reduce the country’s dependence on foreign oil.

To encourage the production of fuel grade alcohol for use in gasoline, the Federal government and various states have enacted tax and other incentives designed to make fuel grade alcohol competitive with gasoline and gasoline additives.  Under the internal revenue code, and until the end of the 2010 calendar year, gasoline that was blended with fuel grade alcohol provides sellers of the blend with certain credits or payments.  Until the end of calendar year 2008, these amounted to $0.51 per gallon of fuel grade alcohol with a proof of 190 or greater that was mixed with the gasoline; during calendar years 2009, 2010 and 2011, they amounted to $0.45 per gallon.  Although these benefits have not been directly available to us, they were intended to permit us to sell our fuel grade alcohol at prices which generally are competitive with less expensive additives and gasoline.  On June 16, 2011 the U.S. Senate voted to allow these credits to expire on December 31, 2011.  Additionally, the U.S. Senate voted to allow the expiration of the $0.54 per gallon of fuel alcohol import tariff. The U.S. House of Representatives has yet to debate these issues and it is unclear at this time how either the U.S. House of Representatives or the President of the United States may weigh-in on these issues.  Various initiatives have been proposed to extend the blended incentives.   However, the outcome and/or extent of such proposals is uncertain.  The impact of this change on the market for fuel grade alcohol, if any, and the profitable operations of ICP cannot be determined at this time.

At times in the past, there has been significant volatility in corn and fuel grade alcohol markets, making incremental fuel grade alcohol production decisions difficult.  In fiscal 2009, we at times encountered fuel grade alcohol prices below our production costs.  With industry capacity in excess of federal mandates, it did not seem likely to us at the time that equilibrium would return to the fuel grade alcohol markets in the short term.  Accordingly, we determined to substantially reduce our production of this product and now only produce fuel grade alcohol as a co-product of our food grade alcohol business at our distillery in Atchison.  For the year ended June 30, 2011 fuel grade alcohol sales represented approximately 5.7 percent of total sales for the distillery products segment.  Although we retain some exposure to the volatility of the fuel alcohol market through our investment in ICP in Pekin, Illinois, we have an opportunity to participate when the economics of that market are good and we believe that the extent of our exposure to bad markets is significantly less than when we operated the Pekin facility ourselves.

Major market participants in the fuel grade alcohol market include Poet Biorefining, Archer-Daniels-Midland Company and Valero Energy Corporation, which together account for approximately a third of the total production capacity.  We and our joint venture, ICP, compete with other producers of fuel grade alcohol on the basis of price and delivery service.

INGREDIENT SOLUTIONS SEGMENT

Our ingredient solutions segment consists primarily of specialty wheat starches, specialty wheat proteins, commodity wheat starch and vital wheat gluten.  Through the second quarter of fiscal 2009, mill feeds, the principal by-product of the flour milling process, was also included in this segment.  With the discontinuation of our wheat milling operations, we have ceased the production and sale of mill feeds. As noted above, we have substantially exited the commodity wheat gluten market and have curtailed the production of commodity wheat starches.

In recent years, our specialty wheat starches and proteins have accounted for a sizeable share of our total sales in this segment.  This primarily has been due to the following factors: partnering with customers on product development, increased capacity to produce these products, and increased marketing efforts that have resulted in greater customer recognition.

Specialty Wheat Starches.  Wheat starch constitutes the carbohydrate-bearing portion of wheat flour.  We produce a pure white premium wheat starch powder by extracting the starch from the starch slurry, substantially free of all impurities and fibers, and then drying the starch by spray, flash or drum.    Premium wheat starch differs from low grade or B wheat starches, which are extracted along with impurities and fibers and are used primarily as a binding agent for industrial applications, such as the manufacture of charcoal briquettes.  We do not sell low grade or B starches.  Premium wheat starch differs from corn starch in its granular structure, color, granular size and name identification.

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

Our wheat starches as a whole generally compete primarily with corn starch, which dominates the United States starch market.  However, the unique characteristics of our specialty wheat starches provide them with a number of advantages over corn and other starches for certain baking and other end uses.  Our principal competitors in the starch market are Cargill Incorporated (primarily corn and tapioca starch), Corn Products International Incorporated (corn starch), Manildra Milling Corporation (wheat starch), Penford Corporation (potato starch), Archer-Daniels-Midland Company (wheat and other grain starches) and various European companies.  Competition is based upon price, name, color and differing granular characteristics which affect the food product in which the starch is used.  Specialty wheat starches usually enjoy a price premium over corn starches and low grade wheat starches. Commodity wheat starch price fluctuations generally track the fluctuations in the corn starch market.  As we experienced in fiscal 2010, the specialty wheat starch market usually permits pricing consistent with costs which affect the industry in general, including increased grain costs. However, this is not always the case; during fiscal 2011, 2006 and fiscal 2003, for example, increases in grain and fuel prices outpaced market price increases in the specialty wheat starch market.

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

•
Midsol™ Cook-up Starch series.  As a whole, these starches deliver increased thickening, clarity, adhesion and tolerance to high shear, temperature and acidity during food processing.  Certain varieties in this line of starches can also be used to reduce sodium content in some food formulations.  Such properties are important in products such as soups, sauces, gravies, salad dressings, fillings and batter systems.  Processing benefits of these starches also include the ability to control expansion in extruded breakfast cereals.  In addition, they provide textural enhancement and moisture management in processed foods, especially during storage under frozen and refrigerated conditions.

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

•
Wheatex® series.  This series consists of texturized wheat proteins made from vital wheat gluten by changing it into a pliable substance through special processing.  The resulting solid food product can be further enhanced with flavoring and coloring and reconstituted with water.  Texturized wheat proteins are used for meat, poultry and fish product enhancements and/or substitutes.  Wheatex® mimics the textural characteristics and appearance of meat, fish and poultry products.  It is available in a variety of sizes and colors and can be easily formed into patties, links or virtually any other shape the customer requires.

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

In prior years, vital wheat gluten has sometimes been a principal ingredients product.  However, we generally have been unable to compete with subsidized imports and now use it as a base for further processing into our specialty wheat proteins.

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

In 2003, we licensed, on an exclusive basis, certain patented technology from The Kansas State University Research Foundation relating to U. S. Patent No. 5,855,946, which describes and claims processes for making food-grade starches resistant to alpha-amylase digestion, as well as products and uses for the resistant starches.  The license relates to products derived from plant-based starches and is a royalty-bearing, worldwide license whose term, subject to termination for material, uncured breaches or bankruptcy, extends until the patent rights expire in 2017.  Royalties generally are based on net sales.  The patent rights relate to the referenced U.S. patent and any corresponding foreign patent application, which has been filed in Australia.  Under the license, we can make, have made, use, import, offer for sale, and sell licensed products within the scope of a claim of the patent rights or which are sold for a use within the scope of the patent rights and may, with approval of the licensor, grant similar rights to sublicensees.  We produce and sell our resistant wheat starch under this patent.  We have granted sublicenses from time to time under this patent.  Under one such arrangement, we granted Cargill Incorporated a royalty bearing sublicense to use the patented process in the production of tapioca-based starches for use in food products.  We also have agreements with Cargill that would apply if we determined to use the patented process to make starches derived from other plant sources (other than wheat or potato).

We hold U.S. Patent No. 5,610,277 expiring in 2015 relating to the alcohol-free wet extraction of gluten dough into gliadin and glutenin.

RESEARCH AND DEVELOPMENT

During the last three fiscal years, we have spent an aggregate of $3,765 on research and development activities, principally all in the ingredient solutions and other segments, as follows: 2011- $1,431; 2010-$918; and 2009-$1,416.

SEASONALITY

Our sales are not seasonal.

TRANSPORTATION

Historically, our output has been transported to customers by truck and rail transportation equipment, most of which is provided by common carriers.

We currently lease 357 rail cars, which may be dispatched on short notice.  ICP, our joint venture operation in Pekin, Illinois, also has the ability to transport by barge from its site, with barge loading facilities on the Illinois River.

We use third party transportation companies to help us manage truck and rail carriers who deliver inbound materials to us and our products to our North American customers.

RAW MATERIALS

Our principal raw materials are wheat flour, which is processed into our starches and proteins, and corn, which is processed into food grade alcohol and distillery co-products consisting of fuel grade alcohol and animal feed.  We purchase corn throughout the year from or through grain elevators.  Currently we purchase our corn requirements from a single supplier. Our practice is to order corn for a month at a time.  We provide for our flour requirements through a supply contract with ConAgra Mills whose initial term, as amended, expires in October 2015.  The supply contract is automatically renewable for an additional term of 5 years unless either party gives at least 180 days written notice of termination. Pricing is based on a formula that contains several factors, including wheat futures prices, mill feed prices and freight costs.

Historically, the cost of grain has been subject to substantial fluctuations depending upon factors such as crop conditions, weather, disease, plantings, government programs and policies, purchases by foreign governments and changes in demand resulting from population growth and customer preference.  Variations in grain prices have had from time to time significant adverse effects on the results of our operations in cases where we cannot recoup the cost increase in our selling prices.  Fuel grade alcohol prices, which historically have tracked the cost of gasoline, do not usually adjust to rising grain costs.  It generally has been difficult for us to compensate for increases in grain costs through adjustments in prices charged for our vital wheat gluten due to subsidized European Union wheat gluten, whose traditionally lower prices are not affected by such costs.   We have taken steps to reduce the impact of cost fluctuations on our business,  primarily by ceasing and/or significantly reducing our production and marketing of lower and negative margin commodity type products such as gluten and fuel grade alcohol, but we will continue to be affected by cost fluctuations to some degree, particularly when they are volatile.

Historically, we have engaged in the forward purchase of grain and in the purchase of commodity futures and options to hedge economic risks associated with fluctuating grain and grain products prices.   Under our current hedging program, we generally purchase commodity futures and options and contract for the future delivery of grain only to protect margins on contracted, and a portion of spot market, alcohol sales.  We intend to contract for the future delivery of flour only to protect margins on expected ingredients sales.  See Item 1A – Risk Factors and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Derivative and Hedging Activities.  Also see Item 7A - Quantitative and Qualitative Disclosures About Market Risk.

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

EMPLOYEES

As of June 30, 2011, we had a total of 192 employees, of which 97 were covered by a collective bargaining agreement with one labor union.  This agreement, which expires on August 31, 2014, covers employees at the Atchison Plant.  As of June 30, 2010, we had 193 employees.

As of June 30, 2011, our joint venture, ICP, had 64 employees, of which 37 were covered by a collective bargaining agreement with one labor union.  This agreement expires on October 31, 2016.  As of June 30, 2010, ICP had 61 employees.

Although we experienced a brief work stoppage at the Atchison plant from September 27 through October 10, 2008, we consider our relations with our personnel to generally be good.   Previously, we had not experienced a work stoppage since 1978.

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

We are subject to extensive environmental regulations at the federal, state and local levels.  The regulations include the regulation of water usage, waste water discharge, disposal of hazardous wastes and emissions of volatile organic compounds, nitrogen oxides, sulfur dioxides, particulates and other substances into the air.  Under these regulations, we are required to obtain operating permits and to submit periodic reports to regulating agencies.  For the Atchison, Kansas plant, the air quality is regulated by both the U.S. Environmental Protection Agency (“USEPA”) and the Division of Environment of the Kansas Department of Health and Environment (the “KDHE”).  The KDHE regulates all air emissions.  We also were required to obtain a Class I air operating permit from the KDHE and must obtain KDHE approval to make plant alterations that could modify the emission levels.  The KDHE also regulates the discharge water quality at the Atchison plant.  This includes process water, non-contact water and storm water.  We monitor process water and non-contact water discharge on a daily basis and submit monthly reports to the KDHE documenting the test results from these water discharges.  The USEPA and KDHE also monitor hazardous waste disposal for the Atchison plant.  We also are required to submit annual reports pursuant to the Kansas and Federal Emergency Planning Community Right-to-Know Acts.  Local officials, such as the local emergency planning committee in the Atchison community, also receive copies of these annual reports.  We additionally file an Annual Emissions Report and a Toxic Release Inventory annually with the KDHE.  The Atchison facility is also required to submit periodic reports pursuant to the Federal Emergency Planning Community Right-to-Know Acts. We have been working with the KDHE and recently received a new National Pollutant Discharge Elimination System (“NPDES”) permit that is to be effective September 1, 2011 and which will extend through September 30, 2015.  As a part of this renewal, we were required to install a new distillery water cooling system referred to below at the Atchison plant.  This system involved the installation of a new, state-of-the art process water cooling system to replace older equipment used to supply water for multiple components of the distillation process at our Atchison plant at a cost of $9,356.  The new system is designed to meet KDHE Volatile Organic Compounds (“VOC”) emission standards, while also enhancing alcohol production efficiencies.  Also as a part of this renewal, we are required to complete a study to determine the improvements needed to reduce phosphorus concentrations in the wastewater discharges at the Atchison plant.  By February 1, 2012, we are required to select a consultant to perform this study as well as to confirm to KDHE, in writing, the name of the consultant and their required qualifications; by August 1, 2014, we are required to submit a draft study to KDHE; and within 180 days after KDHE comments on the draft study, we are required to submit a final study.

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

In January 2006 we entered a consent agreement with the KDHE resolving past allegations relating to permits, emissions levels and compliance with pollution regulations.  Prior to fiscal 2010 we made approximately $14,000 in capital expenditures to comply with the consent agreement and paid $66 in civil penalties for instances of non compliance.  During the second half of fiscal 2010, due to increased production activity we anticipated that we would exceed the emissions cap imposed by the KDHE in the 2006 consent and began negotiating an amendment to the consent agreement with the KDHE.  This amendment, which was approved by the KDHE in May 2010, required us to complete the closed-loop, process water cooling  system project described above, resulting in significant VOC reduction, in accordance with a scheduled timeline extending over an approximate seventeen month period ending on September 30, 2011.  We agreed to pay a $5 per month penalty for any month that we might have exceeded the rolling 12-month emissions cap imposed in the consent agreement, as well as a $1 per day penalty for each day we might have failed to file monthly progress reports or exceed established completion dates for various stages of the project.   The most recent results, compiled on August 29, 2011 show that we have not exceeded the emissions cap and therefore we have not been subject to related penalties.

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

•
Pursuant to the Limited Liability Company Agreement, each joint venture party initially has 50% of the voting and equity interests in ICP.  Control of day to day operations generally is retained by the members, acting by a majority in interest.  However, if either MGPI or SEACOR Energy is in default under its marketing agreement, referred to below, the other party (or ICP Holdings, in the case of a default by us) may assume sole control of ICP's daily operations until the default is cured.  If ICP defaults for two consecutive months on its obligation to pay principal or interest on its loan from SEACOR Energy's affiliate, ICP Holdings may assume control of ICP's daily operations until it has positive EBITDA and is current on principal and interest payments.

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

The Limited Liability Company Agreement contains various buy/sell provisions and restrictions on transfer of membership interests. These include buy/sell provisions relating to a member's entire interest that may apply if the members are unable to agree on a material decision about ICP or that may be exercised by any member at any time.    Another provision would entitle MGPI to a disproportionate distribution of the excess of the sales price over specified amounts if ICP is sold before November 20, 2012.

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

D.M. Ingredients GmbH. On July 2, 2007 we acquired a 50% interest in D.M. Ingredients, GmbH, a German joint venture company which produces certain MGPI specialty ingredients products through a toller for distribution in the European Union (“E.U.”) and elsewhere.  As of June 30, 2011 our total capital commitment to the joint venture was $750, of which we had contributed $571.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our Executive Officers are as follows:

Name	Age	Position

Timothy W. Newkirk	43	President and Chief Executive Officer
Don Tracy	54	Vice President, Finance and Chief Financial Officer
Donald G. Coffey, Ph.D.	56	Executive Vice President, Research, Development and Innovation
David E. Dykstra	48	Vice President, Alcohol Sales and Marketing
Michael J. Lasater	43	National Director of Sales
Marta L. Myers	51	Corporate Secretary and Executive Assistant to the President and Board Chairman
Scott B. Phillips	46	Vice President, Supply Chain Operations
David E. Rindom	56	Vice President, Human Resources
Randy M. Schrick	61	Vice President, Engineering of MGP Ingredients, Inc. and President of ICP

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

Dr. Coffey has served as Executive Vice President of Research, Development and Innovation since August 2010.  Prior to that, he had jointly served as Executive Vice President of Research, Development and Innovation and of Sales and Marketing since June 2009.   Prior to that, he had been Executive Vice President of the Company’s Ingredient Solutions segment since November 2008.  He joined the Company as Vice President of Innovation in July 2007.  He previously spent 22 years in commercialization and research positions with the Dow Chemical Co.  For 12 years beginning in 1985, he worked in the commercial and research operations of the METHOCEL business, a global business unit within Dow’s Special Chemical Group that manufactures cellulose derivatives for a variety of food and non-food applications.  He was later promoted to General Manager of Dow Food Stabilizers with responsibilities for global sales, marketing and research.

Mr. Dykstra has served as Vice President of Alcohol Sales and Marketing since 2009.  He previously has been industrial alcohol sales manager since 2006.  He first joined the Company in 1988 eventually serving as director of sales for both beverage and fuel grade alcohol.  In 1999, he left the company to assume the role of vice president of sales and marketing for Abengoa Bio Energy, Wichita, Kansas.  He remained in that position until 2003, when he joined United Bio Energy Fuels, L.L.C., in Wichita as vice president of that company’s alcohol marketing division. He returned to MGPI in 2006.

Mr. Lasater re-joined the Company in 2010 and serves as our National Sales Director.  He has nearly 20 years of experience in food ingredient sales, including eight years with MGPI, where he began his career as a territorial sales manager in the company’s former wheat starch business unit in 1992.  Following his initial years of employment with MGPI, Lasater joined National Starch and Chemical Co. as corporate accounts manager in 2000 and was responsible for select customer accounts located mainly in major Midwestern metropolitan areas.  In 2005, he left National, now a part of Corn Products International, to become a partner and sales associate with Gregg and Associates, a food ingredients brokerage business based in Excelsior, Minn.  He remained there until his return to MGPI in 2010.

Ms. Myers joined the Company in 1996.  She has served as Secretary since October 1996 and as Executive Assistant to the President since 1999.  Previously, she was executive secretary for Superintendent of Schools for Unified School District 409, Atchison, Kansas.

Mr. Phillips has served as Vice President of Supply Chain Operations since June 2009.  For a year prior to that, he served as Corporate Director of Manufacturing for the Company’s Ingredient Solutions segment.  He joined the Company as General Manager of Extrusion Technology in July 2007.  He previously spent 17 years in plant supervisory and management positions with General Mills, Inc., including four years as plant manager of that company’s operations in Kansas City, Missouri, and a year as Plant Manager of the General Mills facility in Methuen, Massachusetts.  From 1988 to 1990, he was employed as a production supervisor for the Quaker Oats Company.

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

The bulk of our ingredient solutions and food grade alcohol production takes place at our facility in Atchison.  An interruption in or loss of operations at our Atchison facility, or a strike by our unionized employees at this location, could reduce or postpone production of our products, which could have a material adverse effect on our business, results of operations and/or financial condition.  To the extent that our value-added products rely on unique or proprietary processes or techniques, replacing lost production by purchasing from outside suppliers becomes more difficult.

Our profitability is affected by the cost of natural gas and of grain and flour that we use in our business, the availability and cost of which are subject to weather and other factors beyond our control.  Our hedging strategy may not protect us from changes in prices of commodities and natural gas or translate to a competitive advantage in the marketplace.  We may not be able to recoup cost increases in our selling prices due to the competitive environment.

Grain and flour costs are a significant portion of our costs of goods sold. Historically the cost of such raw materials has been subject to substantial fluctuations, depending upon a number of factors which affect commodity prices in general and over which we have no control.  These include crop conditions, weather, disease, plantings, government programs and policies, purchases by foreign governments, and changes in demand resulting from population growth and customer preferences.  The price of natural gas, which comprised approximately 5.9 percent of our cost of goods sold in fiscal 2011, 8 percent of our cost of goods sold in fiscal 2010 and 12 percent of our cost of goods sold in fiscal 2009, also fluctuates, based on anticipated changes in supply and demand, weather and the prices of alternative fuels.   Fluctuations in the price of commodities and natural gas can be sudden and volatile at times and have had, from time to time, significant adverse effects on the results of our operations.

Formerly, we engaged in the purchase of commodity and natural gas futures and options and in the forward purchases of grain and natural gas to hedge economic risks associated with fluctuating grain and natural gas prices.   We no longer engage in such activities based on expected use of our facilities, and now generally purchase derivatives and enter contracts for future delivery only to protect margins on contracted, and a portion of spot market, alcohol sales and expected ingredients sales. On the portion of purchases not hedged, management will attempt to recover higher commodity costs through higher sales prices, but market considerations may not always permit this.  Even where prices can be adjusted, there would likely be a lag between when we incur higher commodity or natural gas costs and when we might be able to increase prices.  To the extent we do not enter such derivative contracts or engage in forward purchases and are also unable to timely pass increases in the cost of raw materials to our customers under sales contracts, we may be adversely impacted by market fluctuations in the cost of grain and natural gas.  Further, our hedging strategy may not be effective in mitigating our exposure to commodity price fluctuations and can result in losses, some of which may be material.  See Item. 7A. Quantitative and Qualitative Disclosure About Market Risk.

If ICP incurs losses, it could result in closure of its Pekin plant. This could result in reduced sales and impairment losses for us.

ICP’s Limited Liability Company Agreement gives us and our joint venture partner, ICP Holdings, a subsidiary of SEACOR Energy Inc., certain rights to shut down the Pekin plant if ICP operates at an EBITDA loss of $500 in any quarter.  Such rights are conditional in certain instances but are absolute if losses aggregate $1,500 over any three consecutive quarters or if ICP’s net working capital is less than $2,500, however both partners have agreed to waive EBITDA losses through June 30, 2011.  Losses of such nature are also events of default under ICP’s term loan and revolving credit agreements with its lender, an affiliate (sister company) of SEACOR Energy, Inc., which, upon any requisite notice and/or lapse of time, would entitle the lender to impose a default rate of interest, foreclose on ICP’s assets and, in the case of the working capital deficiency or successive losses, enforce the closure provisions referred to above.  During fiscal 2011, ICP experienced EBITDA losses in the quarters ending December 31, 2010 and June 30, 2011.  ICP’s lender has waived these EBITDA losses through June 30, 2011. However, if future losses of the requisite magnitudes occur in any quarter or over three consecutive quarters, either we, ICP Holdings or ICP’s lender may elect to exercise its rights under the applicable agreement.  In this event, we could be forced to purchase alcohol from third parties at unfavorable prices to satisfy contractual commitments to our customers.

We have incurred impairment and restructuring losses in the past and may suffer such losses in the future.

We review long-lived assets for impairment at year end or if events or circumstances indicate that usage may be limited and carrying values may not be recoverable. Should events indicate the assets cannot be used as planned, the realization from alternative uses or disposal is compared to their carrying value. If an impairment loss is measured, this estimate is recognized. Considerable judgment is used in these measurements, and a change in the assumptions could result in a different determination of impairment loss and/or the amount of any impairment. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Impairment of Long-Lived Assets.

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

We rely on the continued services of key personnel involved in management, finance, product development, sales, manufacturing and distribution, and, in particular, upon the efforts and abilities of our executive management team.  The loss of service of any of the members of our executive management team could have a material adverse effect on our business, financial condition and results of operations.  A loss of our CEO could result in the acceleration of the debt under our credit facility.  We do have key personnel life insurance covering two key executives, but this may not ensure complete avoidance of loss in that circumstance.

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

Our credit agreement with Wells Fargo Bank, National Association contains a number of financial and other covenants, including provisions that require us to meet certain financial tests and that may limit or restrict our ability to:

•	incur additional indebtedness;
•	pay dividends to stockholders or purchase stock;
•	make investments or acquisitions in excess of $1,000 ($5,000 in aggregate);
•	dispose of assets;
•	make needed capital expenditures;
•	create liens on our assets;
•	merge or consolidate; or
•	increase certain salaries and bonuses.

These covenants may hinder our ability to operate and could reduce our profitability.  Other covenants restrict the amount of loss we may incur in any one month and in any consecutive three month period, require us to maintain an average availability, and require us to meet, as of fiscal year end, a minimum debt service coverage ratio.  A breach of any of these covenants or requirements could result in a default under our credit agreement. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financial Covenants.

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

Over the course of the next few years we may need to make substantial capital expenditures.  See – Item 1. Business - Regulation and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Cash Flow Information – Investing Cash Flows.  During fiscal year 2011 for example, we spent the majority of the required capital on the process water cooling system project elsewhere described.  Wells Fargo granted an exemption from capital expenditure limitations under our credit facility for this project.  Although Wells Fargo increased the amount of capital expenditures we may incur without bank consent, we are still limited by the size of the line and must continue to meet our other covenants.  We may require additional long-term financing to meet certain of our capital expenditure requirements, but have not determined the amount, type or source of such financing.  Our credit facility generally prohibits new debt from other lenders and limits the amount of capital expenditures which we can make annually.  We would require the consent of Wells Fargo Bank to incur new debt and also may require the consent of Wells Fargo Bank to make other such needed expenditures.  We cannot provide assurances that we will be able to obtain such consent or arrange such financing on favorable terms, if at all.

We are subject to extensive regulation, and compliance with existing or future laws and regulations, including those relating to greenhouse gases and climate change, may require us to incur substantial expenditures or require us to make product recalls.

We are subject to a broad range of federal, state, local and foreign laws and regulations intended to protect public health and the environment.  Our operations are also subject to regulation by various federal agencies, including the Alcohol and Tobacco Tax Trade Bureau, the Occupational Safety and Health Administration, the Food and Drug Administration and the Environmental Protection Agency, and by various state and local authorities.  Such regulations cover virtually every aspect of our operations, including production facilities, marketing, pricing, labeling, packaging, advertising, water usage, waste water discharge, disposal of hazardous wastes and emissions and other matters.  Violations of any of these laws and regulations may result in administrative, civil or criminal penalties being levied against us, revocation or modification of permits, performance of environmental investigatory or remedial activities, voluntary or involuntary product recalls, or a cease and desist order against operations that are not in compliance.  These laws and regulations may change in the future and we may incur material costs in our efforts to comply with current or future laws and regulations or to effect any product recalls.  These matters may have a material adverse effect on our business.  See Item 1. Business – Regulation, where we discuss certain environmental proceedings in which governmental agencies sought fines from us and required significant capital expenditures.

Our facility and our joint venture's facility currently produce fuel grade alcohol as a by-product and emit carbon dioxide into the atmosphere as a by-product of the fermentation process. In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. On February 3, 2010, the EPA released its final regulations on the Renewable Fuel Standard program (RFS2).  We believe these final regulations grandfather both facilities at their current operating capacity for fuel grade alcohol, but plant expansion would need to meet a 20% threshold reduction in greenhouse gas emissions from a 2005 baseline measurement to produce fuel grade alcohol eligible for the RFS2 mandate.  Additionally, legislation is pending in Congress on a comprehensive carbon dioxide regulatory scheme, such as a carbon tax or cap-and-trade system. We may be required to install carbon dioxide mitigation equipment or take other steps unknown to us at this time in order to comply with other future laws or regulations. Compliance with future laws or regulations relating to emission of carbon dioxide could be costly and may require additional working capital, which may not be available, preventing us and our joint venture from operating our plants as originally designed, which may have a material adverse impact on our respective operations, cash flows and financial position.

We face risk related to changes in the global economic environment.

Our business may be impacted by the weak US and global economic conditions, which are increasingly volatile.  General business and economic conditions that could affect us include short-term and long-term interest rates, unemployment, inflation, fluctuations in debt markets and the strength of the US economy and the local economies in which we operate.  While currently these conditions have not impaired our ability to access credit markets and finance our operations, there can be no assurance that there will not be a further deterioration in the financial markets.

There could be a number of other effects from these economic developments on our business, including reduced consumer demand for products; insolvency of our customers, resulting in increased provisions for credit losses; decreased customer demand, including order delays or cancellations and counterparty failures negatively impacting our operations.

RISKS SPECIFIC TO OUR DISTILLERY PRODUCTS SEGMENT

Volatile corn prices affect our profitability.

A portion of our operating income is dependent on the spreads between alcohol and corn prices.  We intend to protect the margins on our alcohol contracts, but may not always be able to do so.  If we are not successful in protecting our margins through hedging activities, volatility in corn prices could affect our profitability.  We expect corn pricing to remain volatile in the near term due to a number of factors impacting global demand and supply of this commodity.  These fluctuating prices create challenges since our customers are interested in stable prices for the distillery products they purchase from us.

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

Although we have reduced our production and sales of fuel grade alcohol, we continue to have some exposure to fuel grade alcohol market price fluctuations through our ICP joint venture.

Because of the continued erosion of the fuel alcohol markets, in the fiscal year 2009 we determined to substantially reduce our production of fuel alcohol and temporarily ceased production at our former Pekin facility.  Subsequently, after exploring our strategic options with respect to this facility, we contributed the facility to ICP and sold a 50% interest in ICP to ICP Holdings. We purchase food grade alcohol products from ICP and market and sell such products, and SEACOR Energy, Inc. has a similar arrangement with respect to the fuel grade alcohol produced by ICP.  Although we have reduced our exposure to the volatility of the fuel grade alcohol business through this arrangement, because we share in the profits and losses of ICP, we retain some exposure to such volatility.

RISKS SPECIFIC TO OUR INGREDIENT SOLUTIONS SEGMENT

Our focus on higher margin specialty ingredients makes us more reliant on fewer, more profitable customer relationships.

Our business strategy for our ingredient solutions segment includes focusing our efforts on the sale of specialty proteins and starches to targeted domestic consumer packaged goods customers.  Our food ingredients receiving major focus, and which are primarily used in foods that are developed to address consumers’ desire for healthier and more convenient products, consist of dietary fiber, wheat protein isolates and concentrates, and textured wheat proteins   The bulk of our applications technology and research and development efforts are dedicated to providing customers with specialty ingredient solutions that deliver nutritional benefits, as well as desired functional and sensory qualities to their products.  Our business could be adversely affected if our customers were to determine to reduce their new product development (“NPD”) activities or ceased using our unique dietary fibers, starches and proteins in their NPD efforts. In addition, our sales growth opportunities could be at risk in these areas if consumers abandon or significantly limit their interest in healthier foods, limit their interest in convenience foods, and/or adopt a widespread aversion to foods containing wheat gluten.

The contracted production of our Wheatex® product ends in August 2012, and our continued production and sales of this product depend on extending the contract or finding an economical production alternative.

When we sold our Pet Products business and the associated Kansas City, Kansas plant, we leased a portion of the plant from the purchaser and contracted with the purchaser to manufacture Wheatex® using certain production equipment which we retained.  The term of these arrangements expire in August 2012.  Our continued profitable commercialization of this product will require us to either extend our arrangement with the purchaser on terms comparable to those we have at present, identify an alternative source of production or produce the product in house.  There can be no assurance that we will be able to extend our arrangement on comparable terms or that we will be able to identify an alternative source of production.  Moving the equipment to another location may require significant expenditures, and our ability to make the necessary expenditures to move the equipment and produce this product in house may be limited by provisions in our credit facility.  See “We may require significant cash flow to make needed capital expenditures, and our ability to make such expenditures could be limited."

RISKS SPECIFIC TO OUR OTHER SEGMENT

Our plant-based biopolymers and wood-based composite resins may not prove to be profitable or commercially scalable.

Plant-based biopolymers and wood-based composite resins continue to represent an emerging area of our business.   While commercialization of these products has begun, they continue to undergo further research and development as we explore additional enhancements to expand their functionality and use capabilities.  To date, they have not contributed significant revenues or profit.

OTHER RISKS

Common stockholders have limited rights under our Articles of Incorporation.

Under our Articles of Incorporation, holders of our Preferred Stock are entitled to elect five of our nine directors and only holders of our Preferred Stock are entitled to vote with respect to a merger, dissolution, lease, exchange or sale of substantially all of the Company’s assets, or on an amendment to the Articles of Incorporation, unless such action would increase or decrease the authorized shares or par value of the Common or Preferred Stock, or change the powers, preferences or special rights of the Common or Preferred Stock so as to affect the holders of Common Stock adversely.  Generally, the Common Stock and Preferred Stock vote as separate classes on all other matters requiring stockholder approval.  A majority of the outstanding shares of our Preferred Stock is held by the MGP Ingredients Voting Trust, whose trustees are Karen Seaberg, Richard B. Cray and Laidacker M. Seaberg.

The trading volume in our common stock fluctuates, and depending on market conditions, the sale of a substantial number of shares in the public market could depress the price of our stock and make it difficult for stockholders to sell their shares.

Our common stock is listed on the NASDAQ Stock Market.  Our public float at June 30, 2011 (including non-vested restricted stock awards held by non-affiliates) was approximately 11,965,009 shares, as approximately 5,940,758 shares are held by affiliates.  Over the twelve months ended June 30, 2011, our daily trading volume as reported to us by NASDAQ has fluctuated from 8,236 to 323,034 shares (excluding block trades).  When trading volumes are relatively light, significant price changes can occur even when a relatively small number of shares are being traded and an investor’s ability to quickly sell quantities of stock may be affected.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

We own or lease the following principal plants, warehouses and office facilities:

Location	Purpose	Owned or Leased	Plant Area (in sq. ft.)	Tract Area (in acres)
Atchison, Kansas	Grain processing, distillery, warehousing, and research and quality control laboratories (Distillery Products and Ingredient Solutions)	Owned	494,640	26
	Principal executive office building (Corporate)	Leased	18,000	1
	Technical Innovation Center (Ingredient Solutions, Distillery Products and Other)	Leased	19,600	1
Kansas City, Kansas	Specialty proteins (Ingredient Solutions)	Leased	27,400	N/A

Onaga, Kansas	Production of plant-based polymers and wood composites (Other)	Owned	23,040	3

Our 50% owned joint venture subsidiary, ICP, owns the following facility.

Pekin, Illinois	Distillery, warehousing and quality control laboratories (Distillery Products)	Owned	462,926	49

The foregoing facilities are generally in good operating condition, and are generally suitable for the business activity conducted therein.  We operated our Atchison distillery operations at full capacity during much of fiscal 2011; however operations were affected during the second quarter of fiscal 2011 by longer than anticipated shutdowns related to a water supply disruption, equipment repairs and upgrades and during the fourth quarter of fiscal 2011 due to a one week outage related to installing the process water cooling system.  We have existing manufacturing capacity to grow our ingredients business at our Atchison plant if the market for our ingredients business improves.   Our former Pekin distillery operation, which we shut down in February 2009, is now owned by ICP.  This plant was reactivated in the third quarter of fiscal 2010 and was operating at near full capacity at the end of fiscal 2011; however operations were affected during the fourth quarter of fiscal 2011 by a two-week shut-down for maintenance.

We formerly owned an 83,200 square foot facility in Kansas City, Kansas, but sold it on August 21, 2009.  We are now leasing a portion of that facility for three years ending in August 2012.  We have equipment used for the production of our Wheatex® line of products at this location, which is operated by a third party under a toll manufacturing agreement with us.

Except for our recently completed process water cooling system project, which is leased under a capital lease, all of the other production facilities that we or ICP utilize are owned, and all of our owned properties are subject to mortgages in favor of one or more of our lenders.  ICP's facility is subject to a mortgage in favor of its lender. The executive offices and technical innovation center in Atchison are leased from the City of Atchison pursuant to an industrial revenue bond financing. Our leasehold interest in these properties is subject to a leasehold mortgage.  We also own or lease transportation equipment and facilities and a gas pipeline described under Item 1. Business – Transportation and Item 1. Business – Energy.  Our loan agreements contain covenants that limit our ability to pledge our facilities to others.

ITEM 3.  LEGAL PROCEEDINGS

In 2006, we entered a Consent Agreement with the Kansas Department of Health and Environment (KDHE) which, among other matters, imposed a source-wide, rolling 12-month volatile organic compounds (VOC) emissions cap on our Atchison facility.  We anticipated that it would exceed this cap during the fourth quarter of fiscal 2010 and negotiated a second amendment to the Consent Agreement with the KDHE. (A prior amendment addressed an earlier instance of noncompliance with the emission limit and related testing, monitoring and permitting violations and assessed a civil penalty of $66 against us).  The second amendment required us to complete a closed-loop, process water cooling  system project, resulting in significant VOC reduction, in accordance with a scheduled timeline extending over an approximate 17-month period ending on September 30, 2011.  In addition, we agreed to a $5 per month penalty for any month that we might have exceeded the rolling 12-month cap, as well as a $1 per day penalty for each day that we might have exceeded established completion dates for various stages of the project. The process water cooling project was completed during July of 2011 at an estimated cost of $9,356.  During the course of this project, we were not subjected to any penalties related to the above criteria.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

TRADING MARKET

Our Common Stock is traded on the NASDAQ Global Select Market.  Our trading symbol is MGPI.

HISTORICAL STOCK PRICES

The table below reflects the high and low closing prices of our Common Stock for each quarter of fiscal 2011 and 2010:

		Sales Price
		High	Low
2011
	First Quarter	$8.15	$6.46
	Second Quarter	11.90	8.14
	Third Quarter	11.06	7.90
	Fourth Quarter	9.00	7.75
2010
	First Quarter	$4.39	$2.29
	Second Quarter	9.62	3.91
	Third Quarter	7.78	6.36
	Fourth Quarter	8.62	5.75

RECORD HOLDERS

At August 19, 2011, there were approximately 660 holders of record of our Common Stock.  We believe that the Common Stock is held by approximately 4,530 beneficial owners.

TRADING VOLUMES

According to reports received from the NASDAQ, the average daily trading volume of our common stock (excluding block trades) ranged from 8,236 to 323,034 shares during the fiscal year ended June 30, 2011.

DIVIDENDS

Our Credit Agreement with Wells Fargo Bank, National Association restricts our ability to pay cash dividends or make other distributions with respect to our stock.  We  may pay dividends only if (i) we have  no default or would have a default occur  as a result of any such dividend, (ii) we have had an Average Excess Availability of not less than $10,000 for the 60 day period prior to such dividend, (iii) on the date of such dividend and after giving effect to such dividend, we have an Average Excess Availability of not less than $5,000 and (iv) on the date of such dividend, we have paid all accounts payable which had remained unpaid more than thirty (30) days after the due date.  “Average Excess Availability” generally means, as of any date of determination by lender, the average of the amount available for borrowing under the Credit Agreement, assuming, for purposes of calculation, that all accounts payable which remain unpaid more than sixty (60) days after the invoice date thereof as the close of business on such date are treated as additional advances outstanding on such date.

Subject to the restrictions in our Credit Agreement, any dividends will be paid at the discretion of the Board of Directors, which will consider various factors, including our operating results and cash requirements, in making any decision regarding dividends.  We did not pay dividends in Fiscal 2009 or 2010.  On August 26, 2010, the Board of Directors declared a five (5) cent dividend per share of common stock, payable to holders of record on September 15, 2010.  The Company paid the $891 dividend on October 6, 2010. On August 25, 2011 the Board of Directors approved a dividend of five (5) cent per share of common stock, payable October 13, 2011 to holders of record on September 15, 2011.

PURCHASES OF EQUITY SECURITIES BY ISSUER

We did not repurchase any shares of our stock during the year ended June 30, 2011.

ITEM 6. SELECTED FINANCIAL DATA (Dollars in thousands except per share amounts)

The selected financial data below (in thousands, expect per share amounts) should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of this form 10-K as well as the consolidated financial statements and the related notes.

Fiscal Year (1) (2) (3) (4) (5) (6)	2011	2010	2009	2008	2007

Statement of Operations Data:
Net sales	$247,915	$201,971	$291,812	$412,473	$382,306
Cost of sales	225,038	171,427	325,914	408,242	335,033
Gross profit (loss)	22,877	30,544	(34,102)	4,231	47,273

Selling, general and administrative expenses	21,157	20,708	21,401	24,235	20,319
Other operating costs	504	2,018	4,694	-	-
Write-off of assets	-	-	-	1,546	-
Impairment of long-lived assets	-	-	10,282	8,100	-
Severance and early retirement costs	-	-	3,288	-	-
Loss on joint venture formation	-	2,294	-	-	-
Loss (gain) on sale of assets	322	(1,731)	-	-	-
Other restructuring costs	249	-	5,241	-	-
Income (loss) from operations	645	7,255	(79,008)	(29,650)	26,954
Other income, net	8	645	112	515	1,490
Gain on settlement of litigation, net of related expenses	-	-	-	7,046	-
Interest expense	(358)	(1,757)	(2,901)	(1,490)	(964)
Equity in earnings (loss) of joint ventures	(1,540)	(2,173)	(114)	(14)	-
Income (loss) before income taxes	(1,245)	3,970	(81,911)	(23,593)	27,480

Provision (benefit) for income taxes	68	(4,768)	(12,788)	(11,851)	9,914
Net income (loss)	$(1,313)	$8,738	$(69,123)	$(11,742)	$17,566

Basic earnings per common share(7)	$(0.07)	$0.52	$(4.17)	$(0.71)	$1.07
Diluted earnings per common share(7)	$(0.07)	$0.51	$(4.17)	$(0.70)	$1.04
Weighted average basic common shares outstanding(7)	16,726	16,655	16,585	16,531	16,428
Weighted average diluted common shares outstanding(7)	16,726	17,082	16,585	16,805	16,913

Cash dividends per common share	$0.05	$-	$-	$0.25	$0.30
Balance Sheet Data:
Working capital	$22,381	$25,142	$31,242	$51,127	$53,371
Total assets	133,631	121,137	145,132	223,068	221,121
Long-term debt, less current maturities	7,702	2,082	9,632	1,301	8,940
Stockholders’ equity	75,198	72,784	63,884	136,874	154,778
Book value per share(8)	$4.20	$4.37	$3.85	$8.28	$9.42

(1)
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

(3)
Amounts for fiscal year 2009 include a non-cash loss on the impairment of assets of $10,282, severance and early retirement costs of $3,288, other restructuring costs of $5,241 and other operating costs related to our closed Pekin, Illinois plant of $4,694.  For further discussion, see Note 9. Restructuring Costs and Loss on Impairment of Assets set forth in Item 8, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Fiscal 2010 Compared to Fiscal 2009 – Cost of Sales.

(4)
Amounts for fiscal year 2010 include the impact of a correcting entry related to certain accounts payable recorded prior to fiscal 2010 that had been either duplicated or otherwise erroneously recorded.  The impact of the correcting adjustment increased reported pretax income by approximately $1,351.  Cost of sales was decreased by $733 and other income increased by $618.  For further discussion, see Note 1. Nature of Operations and Summary of Significant Accounting Policies set forth in Item 8.

(5)
Amounts for fiscal year 2010 include a $2,294 charge related to the loss on joint venture formation. For further discussion, see Note 1. Nature of Operations and Summary of Significant Accounting Policies and Note 3. Investment in Joint Ventures set forth in Item 8, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Fiscal 2010 Compared to Fiscal 2009 - Loss on Joint Venture Formation.

(6)
Amounts for fiscal year 2010 include the impact of a tax law change that resulted in an income tax benefit of approximately $4,700.  For further discussion, see Note 9. Income Taxes set forth in Item 8 and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Fiscal 2010 Compared to Fiscal 2009 –  Income Taxes.

(7)
We adopted ASC 260 10 Earnings Per Share (formerly FSP-EITF 03-6-1) – Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities effective July 1, 2009.  The impacts for the non-vested restricted shares, which constitute a separate class of stock for accounting purposes, did not have a material impact and we did not apply the two class method in fiscal 2010 and prior.  In conjunction with the declaration of the dividend in the first quarter of fiscal 2011, we reassessed our earnings per share calculation policy and determined to present the two-class method prospectively.  Amounts allocated to participating securities prior to fiscal 2011 were immaterial.

(8)
In conjunction with (7) above, non-vested restricted shares are now presented as outstanding shares.  The fiscal 2011 book value per share was computed by including non-vested restricted shares; the fiscal 2010 book value per share was not computed using the non-vested restricted shares as the two class method was determined to be used in fiscal 2011 prospectively.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands except per-share amounts)

GENERAL

 We produce certain distillery products and ingredients and have three reportable segments: a distillery products segment, an ingredient solutions segment, and an other segment.  Substantially all of our sales are made directly or through distributors to manufacturers and processors of finished goods.  Sales to our customers purchasing food grade alcohol are made primarily on a spot, monthly or quarterly basis, with some annual contracts, depending on the customer’s needs and market conditions.  Sales of fuel grade alcohol are made on the spot market.  Contracts with distributors may be for multi-year terms with periodic review of pricing.  Contracts with ingredients customers are generally price and term agreements which are fixed for quarterly or six month periods, with very few agreements of twelve months duration or more.

During the year ended June 30, 2009, we incurred impairment and restructuring costs, aggregating $18,811.  Since the first quarter of fiscal 2009, we have made significant changes to our operations in alignment with strategic initiatives to support improved profitability.  We have refocused our business on the production of value-added ingredients and distillery products and we have realigned our production efforts.  With our temporary ceasing of alcohol production at our Pekin facility in the third quarter of fiscal 2009 and its subsequent inclusion in a joint venture, we are selling reduced quantities of fuel grade alcohol as a co-product.  Sales of distillers feed also have decreased.  With the shutdown of our flour mill in Atchison in the second quarter of fiscal 2009, we no longer sell mill feeds.  We also ceased commodity starch and gluten production at our Pekin plant in the second quarter of fiscal 2009 and exited the personal care market in the third quarter of fiscal 2009.  Products remaining within the ingredient solutions segment, all of which are produced at our Atchison facility, consist of starches, including specialty wheat starch and commodity wheat starch, and proteins, including specialty wheat proteins and commodity wheat gluten.  In the first quarter of fiscal 2010, we sold our Kansas City, Kansas facility and pet-related business assets.  As a result of these actions, revenues across all segments have declined from historic levels; however, we experienced an improvement in our fiscal 2010 profit performance, primarily due to our improved sales mix of value-added products, lower costs of raw materials and natural gas, and lower costs from restructuring.

In recent years, market economics for fuel grade alcohol have been volatile, and in the first calendar quarter of 2009 year we temporarily closed our Pekin plant.  After exploring our strategic alternatives with respect to the plant, in November 2009 we completed a series of related transactions pursuant to which we contributed our Pekin plant to a newly-formed company, ICP, and then sold 50 percent of the membership interest in ICP to ICP Holdings, an affiliate of SEACOR Energy Inc., for $15,000 ($13,951 net of closing costs).  ICP owns and operates the facility.  Under separate marketing agreements, we purchase beverage food grade alcohol products manufactured by ICP, and SEACOR Energy Inc. purchases fuel grade alcohol products manufactured by ICP.  These marketing agreements provide that we and ICP Holdings will share margin realized from the sale of the products with ICP. Through June 30, 2010, we paid higher than expected prices due to the start-up activities at ICP.

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

During fiscal 2011, we have continued to focus on the production of valued-added ingredients and distillery products, which led to an overall increase in sales.  Despite this increase in sales, our gross margins declined during the fiscal year due to significant raw material cost increases.  The cost of corn as compared to the preceding quarter increased by 3.8 percent, 34.9 percent, 21.8 percent and 12.9 percent for the first, second, third and fourth quarters, respectively, and 54.4 percent for the year as a whole.  The cost of flour as compared to the preceding quarter increased by 6.9 percent, 15.4 percent, 12.8 percent and 11.1 percent for the first, second, third and fourth quarters, respectively, and 17.0 percent for the year as a whole.  Throughout much of the year, especially in our Ingredients segment, our pricing was not commensurate with the increased cost of raw materials.

We experienced a $10,258 loss in the fourth quarter, which more than offset profits recorded for the first three quarters of the current fiscal year.  Contributing to our fourth quarter loss was a $5,499 unfavorable impact to cost of sales from changes in the fair value of open derivative hedge contracts, a significant portion of which occurred in the last two days of the fiscal year, higher raw material costs, a temporary production interruption, a lag in the adjustment of our alcohol selling prices in step with higher corn prices, and Ingredients segment prices that did not cover the full amount of the increased cost of raw materials.  The impact of changes in the fair value of open derivative contracts reversed a net favorable impact of $3,244 to cost of sales for the previous nine months ended March 31, 2011.  We expect this volatility in our earnings to be substantially reduced over time as we implement hedge accounting, as further described below.  Our joint venture, ICP, was similarly impacted during the fourth quarter by higher raw material costs and unrealized losses on open commodity derivative contracts as well as a two-week shut-down for maintenance.  ICP experienced a $3,139 net loss for the fourth quarter, of which $1,570 is our 50 percent share.

Subsequent to year end, in order to address margin issues, we have increased our pricing for ingredient products and alcohol to be more aligned with current input costs.  Also subsequent to year end, production levels at both our Atchison plant and at ICP have resumed operations closer to capacity.

Our principal raw materials are corn and flour.  Corn is processed into alcohol and animal feed and flour is processed into all of our products.  The cost of raw materials is subject to substantial fluctuations depending upon a number of factors which affect commodity prices in general, including crop conditions, weather, disease, plantings, government programs and policies, purchases by foreign governments and changes in demand resulting from population growth and customer preferences.  During fiscal 2011, the market prices for grain increased substantially from fiscal 2010; during fiscal 2010, the market prices for grain decreased substantially from fiscal 2009; and during fiscal 2009, the market prices for grain increased substantially from the prior year.  While corn prices have fluctuated significantly over the past several years and the overall trend in recent prices has been up, there has been a lot of variability in corn pricing during this period.  We expect corn pricing to remain volatile in the near term due to a number of factors impacting global demand and supply of this commodity.  These fluctuating prices create challenges since our customers are interested in stable prices for the distillery products they purchase from us.

We entered into our supply agreement with ConAgra Mills in November 2008, whereby it supplies wheat flour requirements for use in the production of protein and starch ingredients.  As a result, we no longer purchase wheat directly.  However, the price we pay ConAgra for flour is a function of the per-bushel cost of wheat and, accordingly, wheat prices continue to directly impact the cost of raw materials.  We believe our focus on value-added products can reduce our risk to such price variations as larger profit margins related to such products can absorb higher levels of raw material volatility and as we may more readily seek adjustable price terms in contracts for such products. However, we will continue to be affected by commodity price fluctuations to some degree, which may be significant at times, and may not be able to recoup cost increases in our selling prices, particularly when price fluctuations are volatile.

Historically, in an attempt to minimize the effects of the volatility of raw material costs on operating profits, we have taken hedging positions by entering into readily marketable exchange-traded commodity futures and option contracts to reduce the risk of future grain price increases.   These contracts help us fix corn prices over short periods of time, generally three to six months, which is consistent with most of the sales orders we typically enter into with our distillery customers.  We have changed our risk management program related to the volatility of raw material costs, and now purchase a larger amount of contracts for future delivery, and typically hold these contracts until maturity, in order to protect margins on contracted and a portion of spot market, alcohol sales and expected ingredients sales.   To the extent we do not enter such contracts and are also unable to timely adjust the prices we charge under sales contracts, we may be adversely impacted by market fluctuations in the cost of grain and natural gas.  This new strategy can lead to significant volatility in earnings as a result of unrealized losses (or gains) on our open contracts, as was the case during the fourth quarter of fiscal 2011.  However, we believe our new program poses less risk than our prior program where we hedged to reduce the risk of grain prices based on anticipated production.

On June 30, 2011 the price of corn traded down on the Chicago Board of Trade (CBOT) and the magnitude of this downward price movement resulted in the CBOT suspending trading on this date ahead of the normal closing time since the daily pricing limit had been reached.  Given the open positions we had at June 30 and the downward pricing, we were required to mark these open contracts to market and record a charge to our income statement to reflect current pricing.  After careful consideration we decided the best evidence of fair value for these contracts was the opening prices on July 1 since the markets had been closed abruptly on June 30.  The opening prices on July 1 were lower than the closing prices on the prior day and we were not aware of any significant factors occurring overnight that would have impacted pricing.  In our judgment this value better represented the estimated fair value of our open positions on June 30.  This downward revision in corn pricing subsequent to the June 30 closing price resulted in an increased unrealized loss of approximately $1,447.  For the entire fourth quarter we recorded an unrealized loss on our open contracts of $5,499, of which $2,650 was related to the downward price movement during the last two days of fiscal 2011.

Over the past three years while we have used derivatives to economically hedge corn prices, we have not accounted for these derivative contracts as hedges for accounting purposes.  We elected to discontinue the use of hedge accounting for all commodity derivative positions effective April 1, 2008.   From April 1, 2008 to June 30, 2011, we did not use hedge accounting to account for our commodity derivative contracts. This was primarily due to the increased record keeping and documentation requirements needed to meet these accounting standards.  As a result of this decision for these contracts changes in the market value of open positions have been marked to market through our income statement and affected our reported earnings currently.  See Note 15. Derivative Instruments and Fair Value Measurements and “Critical Accounting Policies” below.

Even prior to the price decline on June 30, 2011 management had been making preparations to start hedge accounting for derivative contracts.   Effective July 1, 2011, we elected to restart the use of hedge accounting for certain commodity derivative positions, which are expected to reduce the volatility of our open positions.  Under hedge accounting, on the date a derivative contract is entered into, we expect to designate the derivative as a hedge of variable cash flows for purchases of corn used in the manufacturing process (“a cash-flow hedge”).  This process includes linking all derivatives that are designated as cash-flow hedges to a specific asset (inventory) on the Consolidated Balance Sheet, or to specific firm commitments or forecasted transactions.  For all hedging relationships, we will be required to formally document the hedging relationships and our risk-management objective and strategy for undertaking the hedge transactions, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring effectiveness.  We will also be required to formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flow of hedged items.  When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective as a hedge, we will discontinue hedge accounting for that derivative prospectively.  The changes in market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged items.  Changes in the fair value of contracts that qualify as cash-flow hedges will be recorded in “other comprehensive income/(loss)”, net of applicable income taxes.  Gains and losses on commodity hedging contracts are reclassified from accumulated other comprehensive income to the Consolidated Statement of Operations when the finished goods produced using the hedged item are sold.  The ineffective portion of the change in fair value of a derivative instrument that qualifies as a cash-flow hedge is reported in earnings.  Open contracts at June 30 will continue to be marked to earnings and will wind down over about a six month period.  The utilization of hedge accounting should mitigate a portion of our earnings volatility that has been experienced over the past few years.  Ultimately our success is largely determined by our ability to recover the price from our customers of the commodities we use in our production process.

Energy represents a major cost of operations, and seasonal increases in natural gas and other utility costs can affect our profitability.  Except for fiscal 2010 and 2007, in each fiscal year since fiscal 2002, energy costs have been higher than in the previous fiscal year.  We sometimes try to protect ourselves from increased energy costs by entering into natural gas contracts for future delivery.  In fiscal 2009, we suffered $7,642 in losses from such a contract when we no longer required the gas that we contracted for following our decision to temporarily close our Pekin plant.

We have benefited from a United States Department of Agriculture program in effect from June 1, 2001 to May 31, 2003 to support the development and production of value-added wheat proteins and starches.  At June 30, 2011 and 2010, the deferred credit related to this grant was $4,498 and $5,379, respectively.  Current and prior period results reflect the recognition of revenue from this grant.  See “Critical Accounting Policies” below.

During the second quarter of fiscal 2010, we identified an out-of period adjustment related to accounts payable that favorably impacted cost of sales and other income.  The impact to fiscal 2010 was an increase in reported pre-tax income for the year ended June 30, 2010 of approximately $1,351.  Cost of sales was favorably impacted by $733, and other income was improved by $618.  For further discussion, see Note 1. Nature of Operations and Summary of Significant Accounting Policies as set forth in Item 8.

During the second quarter of fiscal 2011, we identified an immaterial error in our classification of restricted stock awards on the balance sheet.  For further discussion, see Note 1. to the Company's Condensed Consolidated Financial Statements - Accounting Policies and Basis of Presentation- Change in Presentation to Prior Consolidated Financial Statements set forth at page  9 in Part I, Item 1 of the Company's December 31, 2011 Form 10-Q filed on  February 9, 2011 and incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES

In preparing consolidated financial statements, management must make estimates and judgments that affect the carrying values of our assets and liabilities as well as recognition of revenue and expenses.  Management’s estimates and judgments are based on our historical experience and management’s knowledge and understanding of current facts and circumstances.  The policies discussed below are considered by management to be critical to an understanding of our consolidated financial statements.  The application of certain of these policies places significant demands on management’s judgment, with financial reporting results relying on estimations about the effects of matters that are inherently uncertain.  For all of these policies, management cautions that future events rarely develop as forecast, and estimates routinely require adjustment and may require material adjustment.

Derivative and Hedging Activities.  Effective April 1, 2008, we elected to discontinue the use of hedge accounting for all commodity derivative positions.  Accordingly, changes in the value of derivatives subsequent to March 31, 2008 have been recorded in cost of sales in our Consolidated Statements of Operations.  Additionally, derivative instruments entered into subsequent to March 31, 2008 have not been designated as hedges. Derivative instruments related to our hedging program have been recorded as either assets or liabilities and measured at fair market value.  The change in the market value of these instruments has been recorded in cost of sales in our Consolidated Statements of Operations.

Effective July 1, 2011, we elected to restart the use of hedge accounting for certain commodity derivative positions. Under hedge accounting, these contracts are expected to be designated as and accounted for as cash-flow hedges.  The changes in market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged items.  Consistent with application of hedge accounting under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, gains and losses arising from open and closed hedging transactions will be recorded as part of “other comprehensive income/(loss)”, net of applicable income taxes, and will be recognized in costs of sales as part of product costs when the related products are sold.  Any ineffective portion of a hedged transaction will be immediately recognized in current earnings.

The application of hedge accounting requires significant resources, record-keeping and analytical systems.

Regardless of accounting treatment, we believe all of our commodity hedges are economic hedges.

Impairment of Long-Lived Assets.  We review long-lived assets, mainly equipment, for impairment when events or circumstances indicate that usage may be limited and carrying values may not be recoverable.  In making such assessments, management must make estimates and judgments relating to anticipated revenues and expenses and values of our assets and liabilities.  Management’s estimates and judgments are based on our historical experience and management’s knowledge and understanding of current facts and circumstances.  Management derives data for its estimates from both outside and internal sources, and considers such matters as product mix, unit sales, unit prices, input costs, expected target volume levels in supply contracts and expectations about new customers as well as overall market trends. Should events indicate the assets cannot be used as planned, the realization from alternative uses or disposal is compared to the carrying value.  Considerable judgment is used in these measurements, and a change in the assumptions could result in a different determination of impairment loss and/or the amount of any impairment.  We recognized a non-cash impairment loss of $10,282 during the year ended June 30, 2009.  No events or conditions occurred during the years ended June 30, 2011 and 2010 that required us to record an impairment.

Defined Benefit Retirement Plans.  We sponsor two funded, noncontributory qualified Defined Benefit Retirement Plans that cover substantially all our union employees at Atchison and former union employees at Pekin, who did not begin work at ICP, and thus remain our obligation.  The benefits under these plans are based upon years of qualified credited service.  However, benefit accruals under both plans were frozen in the second quarter of 2010.  Our funding policy is to contribute annually not less than the regulatory minimum and not more than the regulatory maximum amount deductible for income tax purposes.  The measurement and valuation date of the plans is June 30 of each year.  We make various assumptions in valuing the liabilities and benefits under the plan each year.  We consider the rates of return on long-term, high-quality fixed income investments using the Citigroup Pension Liability Index as of June 30, 2011.  Assumptions regarding employee and retiree life expectancy are based upon the RP 2000 Combined Mortality Table.

Other Post-Retirement Benefits.  We also provide certain other post retirement health care and life insurance benefits to certain retired employees.  Currently, the plan covers approximately 210 participants, both active and retired.  The number of participants was reduced during fiscal 2010, in part due to the transfer of employees to our newly formed joint venture, ICP, as described elsewhere.  These actions caused a partial settlement and curtailment of our obligation for accrued retirement benefits.

We fund the post retirement benefit plans on a pay-as-you-go basis, and there are no assets that have been segregated and restricted to provide for post retirement benefits.  We pay claims as they are submitted for the medical plan.  We provide varied levels of benefits to participants depending upon the date of retirement and the location in which the employee worked.  The retiree medical and life plans are available to employees who have attained the age of 62 and rendered the required five years of service.  All health benefit plans provide company-paid continuation of the active medical plan until the retiree reaches age 65.  At age 65, we pay a lump sum advance premium on behalf of the retiree to the MediGap carrier of the retiree’s choice.  The employee retirement date determines which level of benefits is provided.

Our plan measurement date is June 30.  We make various assumptions in valuing the liabilities and benefits under the plan each year.  We consider the rates of return on currently available, high-quality fixed income investments, using the Citigroup Pension Liability Index as of June 30.  (Long term rates of return are not considered because the plan has no assets.)  For fiscal 2011, the accumulated post retirement benefit obligation (“APBO”) decreased to $6,498 from $8,170 at June 30, 2010.  A portion of the other post-retirement benefits obligation was settled for workers who were re-hired by ICP.  Assumptions regarding employee and retiree life expectancy are based upon the RP 2000 Combined Mortality Table.  We also consider the effects of expected long term trends in health care costs, which are based upon actual claims experience and other environmental and market factors impacting the cost of health care in the short and long-term.

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

FISCAL 2011 AND ONGOING INITIATIVES

SAP Implementation

During the quarter ended December 31, 2010, we implemented an SAP information technology system for accounting, sales, supply chain and manufacturing.  SAP was implemented to improve the Company’s business processes and deliver enhanced operational and financial information. This implementation is expected to enable us to manage our business and our reporting more efficiently.  We have spent $1,269 on the SAP implementation, of which $996 has been capitalized.

Protein and Starch Plant Infrastructure

On October 20, 2010, our Board of Directors approved a project to upgrade our protein and starch plant infrastructure.  The upgrades primarily involved interior and exterior renovations to the facility, as well as the redesign of certain protein and starch processing equipment, at a cost of approximately $2,500.  The upgrades should allow us to maintain high quality standards and increase our production efficiency.  The project began in October 2010 and was completed during the latter half of fiscal 2011.

Water Cooling System Project

On June 10, 2010, our Board of Directors approved a major capital project designed to provide environmental benefits at our Atchison, Kansas distillery, while also enhancing our alcohol production capabilities.  The project involved the installation of a new, state-of-the-art water cooling system to replace older equipment used to supply water for multiple components of the distillation process.  This project began during the summer of fiscal 2010 and was completed during July of 2011 at a cost of approximately $9,356.  A major portion of this asset was financed by U.S. Bancorp through a capital lease as further described in Note 4. Corporate Borrowings and Capital Lease Obligations.

Transportation Agreements

Since March 2011, we have used third party transportation companies to provide logistics support in managing all truck and rail carriers in servicing our North American customers, as well as improving delivery time for our inbound materials.  We expect this to strengthen our customer service capabilities while also increasing our logistics capabilities, efficiencies and cost savings.

DEVELOPMENTS IN THE DISTILLERY PRODUCTS SEGMENT

 As previously mentioned in General, in order to become more efficient and effective and to improve our results, we refocused our business on the production of our value-added products.

One of the most important developments in the Distillery Products segment occurred in the second quarter of fiscal 2010, when we formed ICP, contributed our Pekin facility to ICP and sold a 50 percent ownership interest in ICP.  In addition to realizing $13,951 (net of closing costs) of immediate value from a previously idled asset, the joint venture increased our available capacity for food grade alcohol.  ICP commenced production at the Pekin facility during the third quarter of fiscal 2010.  This facility had been temporarily idled since February 2009.  At June 30, 2011, the Pekin facility returned to operating near full capacity, after a two-week shut-down during the fourth quarter for maintenance.

In alignment with the strategy described above, increased production volume at our ICP joint venture for fiscal 2011 has helped us to increase our sales of high quality food grade alcohol.  Sales of food grade alcohol for the year ended June 30, 2011 increased by 32.8 percent compared to fiscal 2010.

Our year to date fiscal 2011 results were affected by production shut-downs at our Atchison distillery during the second and fourth quarters as further discussed in the “Fiscal 2011 Compared to Fiscal 2010 – General” section below as well as the significant cost increases for raw materials.

As discussed previously in the “ – Fiscal 2011 and Ongoing Initiatives” section, we recently completed installation of a new, state-of-the-art water cooling system to replace older equipment used to supply water for multiple components of the distillation process.  Our new transportation arrangements should also strengthen the customer service capabilities of our Distillery Products segment.

DEVELOPMENTS IN THE INGREDIENT SOLUTIONS SEGMENT

As previously mentioned in General and Developments in Distillery Product Segment, since fiscal 2009 we have refocused our business on the production of our value-added products.   We believe the steps we have taken enabled us to return to profitability during fiscal 2010 and to be more competitive, while also allowing us to obtain financing that has enabled us to maintain operations.    During fiscal 2011, our focus continued to be on the production of our value-added products with higher margins.  Our year to date fiscal 2011 results were affected by significant cost increases for raw materials, as well as lower volume output due, in part, to temporary production interruptions at various times throughout the year.

By substantially exiting the commodity wheat gluten business and curtailing our commodity starch production in fiscal 2009, we have significantly reduced sales volumes of our lower margin protein and starch products.  We continue to focus our manufacturing efforts on improving our consistency and capabilities for producing our higher margin specialty product lines.  We are using an on-line Customer Relationship Management (“CRM”) solution system that was implemented in fiscal 2009 to improve our ability to develop new sales of our product lines.  We are focused on increasing sales growth of our specialty products to the largest and most innovative producers of consumer packaged goods in the U.S.

As discussed previously in the “– Fiscal 2011 and Ongoing Initiatives” section, we have upgraded our protein and starch infrastructure and have strengthened customer service capabilities of our Ingredients Solutions segment through new transportation agreements.

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

As discussed previously in the “– Fiscal 2011 and Ongoing Initiatives” section, the Other segment is also aligned with our overall strategic initiative to strengthen customer service capabilities through new transportation agreements.

SEGMENT RESULTS

The following is a summary of revenues and pre-tax income (loss) allocated to each reportable operating segment for the three fiscal years ended June 30, 2011, 2010 and 2009.  See Note 12. Operating Segments set forth in Item 8 for additional information regarding our operating segments.

	2011	2010	2009

Distillery Products
Net Sales	$188,993	$139,990	$204,704
Pre-Tax Income (Loss)	19,720	16,713	(24,367)

Ingredient Solutions
Net Sales	57,765	59,715	82,127
Pre-Tax Income (Loss)	1,828	9,731	(6,720)

Other
Net Sales	1,157	2,266	4,981
Pre-Tax Income (Loss)	(521)	145	40

The following table is a reconciliation between pre-tax income by segment and net income.

Income (loss) before income taxes	2011(1)	2010(1)	2009(1)
Distillery products	$19,720	$16,713	$(24,367)
Ingredient solutions	1,828	9,731	(6,720)
Other	(521)	145	40
Corporate	(21,701)	(22,056)	(24,411)
Impairment of long-lived assets	-	-	(10,282)
Severance and early retirement costs	-	-	(3,288)
Loss on joint venture formation	-	(2,294)	-
Gain (loss) on sale of assets	(322)	1,731	-
Other restructuring costs	(249)	-	(5,241)
Unrealized loss on natural gas contract	-	-	(7,642)
Total income (loss) before income taxes	(1,245)	3,970	(81,911)
Provision (benefit) for income taxes	68	(4,768)	(12,788)
Net income (loss)	$(1,313)	$8,738	$(69,123)

(1)
Non-direct selling, general and administrative, interest expense, investment income and other general miscellaneous expenses are classified as corporate.  Out-of-period adjustments are classified as corporate. In addition, we do not assign or allocate special charges to our operating segments.  For purposes of comparative analysis, loss on impairment of long-lived assets, severance and early retirement costs, loss on joint venture formation, gain (loss) on sale of assets, other restructuring costs, and the loss on natural gas contract for the years ended June 30, 2011, 2010 and 2009 have been excluded from our segments.

FISCAL 2011 COMPARED TO FISCAL 2010

GENERAL

For the year ended June 30, 2011, we experienced a net loss of $1,313 on consolidated sales of $247,915 versus net income of $8,738 on consolidated sales of $201,971 for the year ended June 30, 2010.  The decrease in earnings was primarily due to significantly increased costs for corn, flour and natural gas compared to fiscal 2010, a fourth quarter lag in the adjustment of our alcohol selling prices in step with higher corn prices and unrealized losses on our open commodity derivatives contracts in the fourth quarter.  Our 50 percent owned joint venture, ICP, was similarly impacted by higher raw material costs and unrealized losses on open commodity derivative contracts, of which our share was 50 percent.  Shut-downs at the Atchison distillery during the second and fourth quarters of fiscal 2011 also negatively impacted our results.  The second quarter fiscal 2011 shut-down was related to a water supply disruption, equipment repairs and upgrades.  This caused our production for the month of December 2010 to be below normal.  The fourth quarter fiscal 2011 shut-down resulted from a one-week outage related to installing the new distillery water cooling system at the Atchison plant.  This caused production for the month of May 2011 to be below normal.

DISTILLERY PRODUCTS

Total distillery products sales revenue for the year ended June 30, 2011 increased $49,003, or 35.0 percent, compared to the year ended June 30, 2010.  This increase was primarily attributable to an increase in volume of high quality food grade alcohol of 30.4 percent.  Also contributing to the overall increase in the distillery products segment were increases of $6,302 and $3,793 in distillers feed and fuel grade alcohol, respectively, for the year ended June 30, 2011 compared to the year ended June 30, 2010.  Our gross margin percentage decreased to 10.6 percent for the year ended June 30, 2011 from 12.3 percent for the year ended June 30, 2010 due primarily to significant year-over year increases in corn and natural gas prices, a fourth quarter lag in the adjustment of our alcohol selling prices in step with higher corn prices and fourth quarter unrealized losses on our hedging activities, partially offset by year-over-year increased average prices.  For the year ended June 30, 2011, the per-bushel cost of corn and per-million cubic foot cost of natural gas averaged nearly 54.5 percent and 8.0 percent higher, respectively, than the year ended June 30, 2010.

INGREDIENT SOLUTIONS

Total ingredient solutions sales revenue for the year ended June 30, 2011 decreased by $1,950, or 3.3 percent, compared to the year ended June 30, 2010.  Specialty starches saw a 5.8 percent increase in revenues compared to fiscal 2010 due to an increase in volume partially offset by a decrease in unit pricing. Revenues for specialty proteins for the year ended June 30, 2011 increased 0.3 percent from the year ended June 30, 2011, as a result improved unit sales partially offset by a slight decrease in unit pricing.  With our focus on the production and commercialization of specialty ingredients, revenues for commodity proteins and commodity starch decreased by 91.2 and 20.3 percent, respectively, for the year ended June 30, 2011 compared to the year ended June 30, 2010.  In addition to the overall decline in revenues for the ingredient solutions segment, our margins saw a decline during the year ended June 30, 2011 compared to the year ended June 30, 2010.  This was principally due to lower volume output, higher raw material costs, increased energy costs related to higher natural gas prices, and lower overall pricing which was not commensurate with our raw material price increases.  Our protein and starch production was unfavorably impacted at various times throughout fiscal 2011 due to temporary production interruptions to accommodate a series of planned facility and process improvements. These factors were partially offset by improved average selling prices for commodity proteins. Flour prices and natural gas prices averaged approximately 17.0 and 8.0 percent higher, respectively, compared to fiscal 2010.

OTHER PRODUCTS

For the year ended June 30, 2011, revenues for other products, consisting primarily of plant-based biopolymers and resins, decreased $1,109, or 48.9 percent, compared to the year ended June 30, 2010.    The decline in other segment sales revenue was primarily due to lower unit sales of our plant-based biopolymers and resins.  Also contributing to the decrease in sales for the year ended June 30, 2011 was the divestiture of our pet products business.  As described in Note 10. Assets Held for Sale set forth in Item 8., we sold the assets related to our pet products during the first quarter of fiscal 2010. Plant-based biopolymer and resin sales decreased 44.5 percent compared to the fiscal 2010.  The decrease in sales of plant-based biopolymers and resins was due to a 41.9 percent decline in unit sales for the year ended June 30, 2011 compared to a year ago.  For the year ended June 30, 2011, lower per unit pricing also contributed to the overall decrease in sales.    The other segment experienced a loss for the year ended June 30, 2011 due to the lower unit sales discussed above as well as higher production costs.

NET SALES

Net sales for the year ended June 30, 2011 increased $45,944, or 22.7 percent, compared to the year ended June 30, 2010.  The increase was attributable to increased net sales in the distillery products segment partially offset by declines in the ingredient solutions and other segments.  Net sales in the distillery products segment, as a whole, increased primarily as a result of higher volumes of food grade alcohol and higher average prices for the segment overall.  Net sales in the ingredient solutions segment decreased due to lower volumes and pricing.  Net sales for our other segment decreased mainly as the result of reduced sales of plant-based biopolymer products and, to a lesser extent, eliminating the pet products line of business.

COST OF SALES

For the year ended June 30, 2011, cost of sales increased $53,611, or 31.3 percent, compared to the year to date period ended June 30, 2010.  Our higher overall costs were directly the result of temporary production interruptions, production increases related to distillery products as well as higher corn, natural gas, and flour prices, and by the unfavorable impact of losses on open derivative commodity contracts.  We saw increases in the per-bushel cost of corn, the per-pound cost of flour, and the per-million cubic foot cost of natural gas, which averaged nearly 54.4 percent, 17.0 percent, and 8.0 percent higher, respectively, than the year ended June 30, 2010.  Cost of sales was also impacted by changes in the fair value of open derivatives contracts.  For the year ended June 30, 2011, our open derivative commodity contracts had a $2,254 unfavorable impact to cost of sales, virtually all of which occurred in the last two days of the fiscal year, compared to $14 favorable impact for the year ended June 30, 2010.  For the year ended June 30, 2011, cost of sales was 90.8 percent of net sales, which generated a gross profit margin of 9.2 percent.  For the year ended June 30, 2010, cost of sales was 84.9 percent of net sales, which generated a gross margin of 15.1 percent.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the year ended June 30, 2011 increased $449, or 2.2 percent, compared to the year ended June 30, 2010. This increase was primarily due to increased consulting costs as well as general compensation increases.

OTHER OPERATING COSTS

Other operating costs for the year ended June 30, 2011 decreased $1,514, or 75.0 percent, compared to the year ended June 30, 2010.  This decrease was primarily due to the reduction in costs associated with maintaining the Pekin facility while it was idle.

LOSS ON JOINT VENTURE FORMATION

For the year ended June 30, 2011, there was no loss on joint venture formation.  Loss on joint venture formation for the year ended June 30, 2010 was $2,294.  The components included $1,245 to adjust the book value of the Pekin plant balance sheet assets contributed to the joint venture to the implied value and $1,049 for professional fees associated with the transactions.  We reduced this loss by $753 during the fourth quarter of fiscal 2010 related to the loss on joint venture formation when we recorded a settlement for the portion of the other post-retirement benefits obligation related to workers re-hired by ICP.

GAIN (LOSS) ON SALE OF ASSETS

Loss on sale of assets for the year ended June 30, 2011 was $322 compared to a $1,731 gain for the year ended June 30, 2010.  The components of the fiscal 2011 loss relate to the disposition of certain machinery and equipment. The components of the fiscal 2010 gain includes a $917 gain related to the sale of protein and starch equipment from the Pekin facility, a $671 gain related to the sale of certain flour mill assets, a $100 gain on the sale of transport equipment and a $43 gain on other equipment.

OTHER RESTRUCTURING COSTS

Other restructuring costs for the year ended June 30, 2011 were $249.  There were no restructuring costs for the year ended June 30, 2010.  This increase was due to not returning certain railcars expected to be assigned to other third parties as quickly as we had anticipated.

OTHER INCOME, NET

Other income, net, decreased $637, or 98.8 percent, for the year ended June 30, 2011 compared to the year ended June 30, 2010.  This decrease was primarily attributable to a fiscal 2010 non recurring reversal of account payable balances related to a prior period totaling $618, as further described in Note 1. Nature of Operations and Summary of Significant Accounting Policies set forth in Item 8.

INTEREST EXPENSE

Interest expense for the year ended June 30, 2011 decreased $1,399 compared to the year ended June 30, 2010.  This decrease was the result of lower loan balances on long-term debt as well as the reduced average daily balance and interest rate on our credit facility compared to the prior year.

EQUITY IN LOSS OF JOINT VENTURES

ICP

 On November 20, 2009, we completed a series of transactions whereby we contributed our Pekin plant to a newly-formed company, ICP, and then sold 50 percent of the membership interest in ICP to ICP Holdings, an affiliate of SEACOR Energy Inc., for a purchase price of $15,000 ($13,951 net of closing costs) as further described in Note 3. Investment in Joint Ventures set forth in Item 8.

 For the year ended June 30, 2011, ICP reported a net loss of $3,139.  As a 50 percent joint venture member, our portion of the net loss was $1,570.   ICP incurred a loss due to raw material prices increases, a two-week plant shut-down and unrealized losses on open derivative contracts.  For the period from November 20, 2009 to June 30, 2010, ICP incurred a net loss of $4,051, primarily related to costs incurred as part of the initial implementation of operations.  As a 50 percent joint venture holder, our portion of the loss was $2,026.

As further describe in Note 3.  Investment in Joint Ventures, ICP’s Limited Liability Company Agreement gives us and our joint venture partner, ICP Holdings, a subsidiary of SEACOR Energy Inc., certain rights to shut down the Pekin plant if ICP operates at an EBITDA loss of $500 in any quarter.  Such rights are conditional in certain instances but are absolute if losses aggregate $1,500 over any three consecutive quarters or if ICP’s net working capital is less than $2,500.  ICP experienced EBITDA losses in excess of $500 in the quarters ended December 31, 2009, March 31, 2010, December 31, 2010 and June 30, 2011. For the three consecutive quarters ending June 30, 2011, ICP experienced a loss in excess of the $1,500 aggregate loss threshold amount permitted over any three consecutive quarters.  Losses of such nature are also events of default under ICP’s term loan and revolving credit facility.  An affiliate of SEACOR Energy, Inc. which provides financing for ICP waived these covenant violations.

D.M. Ingredients, GmbH (“DMI”)

            On July 17, 2007, we completed a transaction with Crespel and Deiters GmbH & Co. KG for the formation and financing of a joint venture, DMI, located in Ibbenburen, Germany.  DMI’s primary operation is the production of specialty ingredients for marketing by MGPI domestically and, through our partner and third parties, internationally.  Currently, the joint venture is utilizing a third party toller in the Netherlands to produce the products.  We own a 50 percent interest in DMI, and account for it using the equity method of accounting.  As of June 30, 2011, we had invested $571 in DMI since July 2007.
 For the years ended June 30, 2011 and 2010, DMI incurred earnings (losses) of $60 and ($293).    The loss for the year ended June 30, 2010 was related to costs incurred as part of the initial implementation of operations.  No sales revenue was reported for the year ended June 30, 2010.  As a 50 percent joint venture member, our equity in earnings (loss) was $30 and ($147) for fiscal 2011 and 2010, respectively.

 DMI’s functional currency is the European Union Euro.  Accordingly, changes in the holding value of our investment in DMI resulting from changes in the exchange rate between the U.S. Dollar and the European Union Euro are recorded in other comprehensive income as a translation adjustment on unconsolidated foreign subsidiary net of deferred taxes.

INCOME TAXES

For the years ended June 30, 2011 and 2010, the effective tax rate was (5.5) percent and (120.1) percent, respectively.  For the year ended June 30, 2011, the effective rate differs from the Company’s statutory rate primarily due to changes in the federal and state valuation allowance recorded against deferred tax assets and the expense recorded due to a state tax law change that occurred during the quarter ended March 31, 2011.  For the year ended June 30, 2010, the effective rate differs from the Company’s statutory rate primarily due to changes in the federal and state valuation allowance and the benefit of a tax law change occurring during fiscal 2010.  Under the Worker, Homeownership, and Business Assistance Act of 2009, which was enacted during the second quarter of fiscal 2010, we became eligible to carry back net operating losses generated in our fiscal year ended June 30, 2009 to our five preceding tax years, instead of the two years allowed under previous tax law.  We filed a claim to carry an additional $11,900 of net operating loss back.  An income tax benefit of approximately $4,700 was recognized during the second quarter of fiscal 2010 related to this carry-back claim.  The cash refund associated with the carry-back claim was received during January 2010.  For further discussion on the deferred income tax valuation allowance, see Note 5. Income Taxes set forth in Item 8.

NET INCOME (LOSS)

As the result of the factors outlined above, we experienced a net loss of $1,313 for the year ended June 30, 2011, compared to net income of $8,738 for the year ended June 30, 2010.

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

Beginning in the quarter ended December 31, 2008, we entered into a supply contract for flour with ConAgra Mills whereby it is supplying our wheat flour requirements for use in the production of protein and starch ingredients.  As a result, we no longer purchase wheat directly. The price we pay ConAgra for flour is a function of the per-bushel cost of wheat and so accordingly, wheat prices continue to directly impact the cost of raw materials for our ingredient solutions segment. For the year ended June 30, 2010, the per-pound cost of flour decreased by 28.5 percent compared to the year ended June 30, 2009.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the year ended June 30, 2010 decreased $693, or 3.2 percent, compared to the year ended June 30, 2009. This decrease was primarily due to the reduction in the Company’s workforce which was a result of the restructuring along with other cost savings initiatives, partially offset by an increase in incentive compensation.

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

On November 5, 2008 we announced plans to significantly reduce production of commodity wheat proteins and starches by ceasing protein and starch production operations at our Pekin, Illinois plant, effective November 12, 2008.  The majority of the Pekin facility’s protein and starch production consisted of gluten and commodity starches.  The action resulted in an additional work force reduction of approximately 80 persons, consisting of a combination of lay-offs and early retirement offers. As a result of the shutdown, we performed an impairment analysis and in the second quarter recorded a $4,960 non-cash impairment charge in the Consolidated Statements of Operations related to the Pekin protein and starch assets.  On January 29, 2009, we determined to cease the manufacture and sale of personal care ingredients products at our Atchison facility. We completed the exit of the personal care line of products after fulfilling all obligations with respect to our personal care customers, completing all production and liquidating all remaining inventory.  As a result of this action, in the second quarter of fiscal 2009 we incurred a non-cash impairment charge of $329 in the Consolidated Statements of Operation related to the write down of equipment used in the production of personal care products.

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

In addition, during fiscal 2009 we recognized $2,925 in lease termination costs which we expected to incur with respect to rail cars which we formerly used to transport flour and whose leases expire through 2013. We recognized this expense because we no longer utilized these cars in our business.  Expected payments accrued reflect the net present value of the remaining obligation for unused cars net of units which were estimated to be returned to the lessor sooner than the lease termination date.  The discount rate used was 6.4 percent, which was consistent with the rate provided by our actuary.  We estimated that the remaining railcars would be returned to the lessor or assigned to other third parties over the course of four years.

During fiscal 2010, 53 railcars were returned to the lessor.  We expect the remaining 68 railcars will be returned during fiscal 2014.  Activity related to the liability for restructuring is further described in Note 9Restructuring Costs and Loss on Impairment of Assets set forth in Item 8.

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

 For the period from November 20, 2009 to June 30, 2010, ICP incurred a net loss of $4,051, primarily related to costs incurred as part of the initial implementation of operations.  As a 50 percent joint venture member, our portion of the loss was $2,026.

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

 For the year ended June 30, 2010, DMI incurred a net loss of $293 related to costs incurred as part of the initial implementation of operations.  No sales revenue was reported.  As a 50 percent joint venture member, our equity in this loss was $147 and $114 for fiscal 2010 and 2009, respectively.

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

For the year ended June 30, 2010, the effective rate differs from our statutory rate primarily due to changes in the federal and state valuation allowance and the benefit of a tax law change occurring during fiscal 2010.  Under the Worker, Homeownership, and Business Assistance Act of 2009, which was enacted during the second quarter of fiscal 2010, we became eligible to carry back net operating losses generated in our fiscal year ended June 30, 2009 to our five preceding tax years, instead of the two years allowed under previous tax law.  We filed a claim to carry an additional $11,900 of net operating loss back.  An income tax benefit of approximately $4,700 was recognized during the second quarter of fiscal 2010 related to this carry-back claim.  The cash refund associated with the carry-back claim was received during January 2010.  For further discussion on the deferred income tax valuation allowance, see Note 5 Income Taxes set forth in Item 8.

NET INCOME

As the result of the factors outlined above, we experienced net income of $8,738 for the year ended June 30, 2010, compared to a net loss of $69,123 for the year ended June 30, 2009.

QUARTERLY FINANCIAL INFORMATION

Our sales have not been seasonal during fiscal years 2011 and 2010.  The table below shows quarterly information for each of the years ended June 30, 2011 and 2010.

Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
(dollars in thousands, except per share amounts)
Fiscal 2011(1)
Net sales	$56,978	$57,951	$64,188	$68,798	$247,915
Gross profit (loss)	10,354	8,792	6,519	(2,788)	22,877
Net income (loss)	5,002	3,242	701	(10,258)	(1,313)
Earnings (loss) per share (diluted)(2)(6)	$0.28	$0.18	$0.04	$(0.58)	$(0.07)

Fiscal 2010 (2)(3) (4)(5)
Net sales	$50,249	$48,094	$49,269	$54,359	$201,971
Gross profit (loss)	9,837	8,510	4,967	7,230	30,544
Net income (loss)	3,738	4,778	(2,254)	2,476	8,738
Earnings (loss) per share (diluted)(2)(6)	$0.22	$0.28	$(0.14)	$0.14	$0.51

(1)	Net income for the first and second quarter of fiscal 2011 includes losses of $289 and $33, respectively, related to the disposition of certain machinery and equipment.
(2)
We adopted ASC 260 10 Earnings Per Share (formerly FSP-EITF 03-6-1) – Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities effective July 1, 2009.  The impacts for the non-vested restricted shares, which constitute a separate class of stock for accounting purposes, did not have a material impact and we did not apply the two class method in fiscal 2010.  In conjunction with the declaration of the dividend in the first quarter of fiscal 2011, we reassessed our earnings per share calculation policy and determined to present the two-class method prospectively.  Amounts allocated to participating securities for fiscal 2010 were immaterial.

(3)	Net income for the first quarter of fiscal 2010 includes a $200 gain on the sale of certain flour mill assets and transport equipment.
(4)
Net income for the second quarter of fiscal 2010 includes a $3,047 charge related to the loss on joint venture formation and a $500 gain on the sale of certain flour mill assets.  The second quarter of fiscal 2010 also included an out-of period adjustment related to a reduction of accounts payable that increased pretax income by $1,351. See (5) below related to the $3,047 charge.

(5)
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

(6)	Earnings (loss) per share per quarter does not sum to total earnings (loss) per share due to rounding.

LIQUIDITY AND CAPITAL RESOURCES

Our principal uses of cash are for the cost of raw materials and energy used in our production processes, salaries, debt service obligations on our borrowings and capital expenditures.  Our principal sources of cash are revenues from the products we make and our revolving credit facility.

On June 28, 2011, we financed a major portion of the new water cooling towers and related equipment being installed at our Atchison facility to U.S. Bancorp Equipment Finance, Inc. for proceeds of $7,335.  The proceeds are included in cash as of June 30, 2011.  We also entered into a lease with U.S. Bancorp for this same equipment and we will make monthly payments under the lease of approximately $110 for 72 months.  The proceeds of $7,335 are treated as proceeds from issuance of long term debt. See “- Contractual Obligations” and Note 4. Corporate Borrowings and Capital Lease Obligations set forth in Item 8 further discussion of this arrangement.

Under agreements that we made in March 2011 with a third party logistics company, that contracts with the transportation companies, fees are billed to us semiannually, on January 1st and July 1st of each calendar year for the previous six months.  We have five business days to pay in full these transportation fees.  We paid $4,792 for our first billing under this agreement on July 7, 2011.

On August 25, 2010 the Board of Directors approved a dividend of $0.05 per common share.  The dividend will be paid on October 13, 2011 to common stockholder of record on September 15, 2011.

On August 26, 2010, the Board of Directors declared a five (5) cent dividend per share of common stock, payable to holders of record on September 15, 2010.  The $891 dividend was paid October 6, 2010.

On August 25, 2009, we were required to make a deposit of approximately $1,600 to our surety bond carrier.  This deposit secured our obligations under surety bonds maintained to meet regulatory requirements for distillery operations.  Funds for this deposit were borrowed under the terms of the Credit Agreement.  Also in August 2009, we received $325 as a deposit refund from a vendor.

As a result of losses incurred during fiscal years 2009, we received a tax refund of approximately $5,500 during October 2009, which was applied to our $11,614 note to CILCO.  During January 2010 we received an additional tax refund of approximately $4,700 resulting from changes in tax laws that enabled us to carry back losses to periods previously unavailable. For further information, see Note 5. Income Taxes set forth in Item 8.

We have budgeted $5,935 in routine capital expenditures over the next twelve months related to other improvements in and replacements of existing plant and equipment and information technology.  This amount does not include provision for the cost of relocating our Wheatex® production equipment if we are unable to renew the lease on our current production facility, which expires in August 2012.  As of June 30, 2011, we had contracts to acquire capital assets of approximately $549, of which $170 relates to our water cooling system project.

We expect our sources of cash to be adequate to provide for budgeted capital expenditures and anticipated operating requirements; however we have not determined the possible costs of relocating the Wheatex® facility or means of financing such a move.

The following table is presented as a measure of our liquidity and financial condition as of June 30, 2011 and 2010:

	2011	2010
Cash and cash equivalents	$7,603	$6,369
Working capital	22,381	25,142
Amounts available under lines of credit	20,342	20,174
Credit facility, notes payable and long-term debt	14,065	2,771
Stockholders’ equity	75,198	72,784

Certain components of our liquidity and financial results for the years ended June 30, 2011, 2010 and 2009 were as follows:

	2011	2010	2009

Depreciation and amortization	$8,843	$8,631	$11,946
Capital expenditures	12,775	2,062	2,069
Cash flows from operations	3,139	32,667	3,158

CASH FLOW INFORMATION

Summary cash flow information follows for the years ended June 30, 2011, 2010 and 2009, respectively:

	2011	2010	2009
Cash flows provided by (used in):
Operating activities	$3,139	$32,667	$3,158
Investing activities	(12,775)	16,043	(1,325)
Financing activities	10,870	(42,519)	(1,655)
Increase in cash and cash equivalents	1,234	6,191	178
Cash and cash equivalents at beginning of year	6,369	178	-
Cash and cash equivalents at end of year	$7,603	$6,369	$178

During the year ended June 30, 2011, our consolidated cash increased $1,234 compared to an increase of $6,191 for the year ended June 30, 2010.  Operating cash flow deteriorated compared to the year ended June 30, 2010 as a result of a $10,051 decrease in earnings from net income of $8,738 for the year ended June 30, 2010 to a net loss of $1,313 for the year ended June 30, 2011 as well as a net increase in our operating assets and liabilities (excluding cash) of $7,417.  Cash outflows related to capital expenditures during the year ended June 30, 2011 compared to the year ended June 30, 2010 increased from $2,062 to $12,775, while proceeds from the disposition of property and proceeds from the sale of an interest in ICP both decreased.  During the year ended June 30, 2011, borrowings on debt exceeded payments on debt by $11,294, as compared to the year ended June 30, 2010 in which payments on debt exceeded borrowings by $42,485.

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

Operating Cash Flows.  Summary operating cash flow information for the years ended June 30, 2011, 2010 and 2009, respectively, is as follows:

	2011	2010	2009
Net income (loss)	$(1,313)	$8,738	$(69,123)
Depreciation and amortization	8,843	8,631	11,946
Loss (gain) on sale of assets	322	(1,731)	(285)
Share based compensation	1,164	491	14
Loss on joint venture formation	-	2,294	-
Loss on impairment of assets	-	-	10,282
Deferred income taxes	-	-	(7,217)
Equity in loss of joint ventures	1,540	2,173	114
Changes in operating assets and liabilities:
Restricted cash	(57)	(768)	(200)
Receivables, net	(10,170)	729	15,684
Inventory	(301)	2,766	42,456
Prepaid expenses	316	(537)	(1,130)
Accounts payable	5,907	1,439	(3,063)
Accounts payable to affiliate, net	1,215	4,951	-
Accrued expenses	(3,111)	1,871	(694)
Deferred credit	(881)	(811)	(846)
Refundable income taxes	53	5,467	2,525
Accrued retirement health and life insurance benefits and other noncurrent liabilities	(659)	(3,277)	4,968
Gains previously deferred in other comprehensive income	-	-	(2,149)
Other	271	241	(124)
Net cash provided by operating activities	$3,139	$32,667	$3,158

Cash flow from operations for the year ended June 30, 2011,decreased $29,528 to $3,139 from $32,667 for the year ended June 30, 2010, and was impacted by reduced earnings and the timing of cash receipts and disbursements.  This decrease in operating cash flow was primarily the result of a decrease in earnings, increases in receivables and inventory, a decrease in accrued expenses, and smaller year-over-year decrease in accounts payable to affiliates.   Earnings decreased by $10,051 from $8,738 of net income for the year ended June 30, 2010 to a net loss of $1,313 for the year ended June 30, 2011.  The increases in receivables and inventory relate to higher sales and costs of production for June 2011 compared to June 2010, whereas the decrease in accrued expenses and the smaller year-over-year decrease in accounts payable to affiliates relate primarily to timing of payments. Receivables increased $10,170 for the year ended June 30, 2011 compared to a decrease of $729 for the year ended June 30, 2010.  Inventory increased $301 for the year ended June 30, 2011 compared to a decrease of $2,766 for the year ended June 30, 2010, which is consistent with our volume of raw materials for corn and flour.  Accrued expenses decreased $3,111 for the year ended June 30, 2011 compared to an increase of $1,871 for year ended June 30, 2010.  Accounts payable to affiliates increased $1,215 for the year ended June 30, 2011 compared to an increase of $4,951 for the year ended June 30, 2010.

These factors, which served to decrease operating cash flow, were partially offset by the following:

•	For the year ended June 30, 2011, an increase in accounts payable generated $5,907 of positive cash flows compared to $1,439 for the year ended June 30, 2010;
•	For the year ended June 30, 2011, an increase in accrued retiree benefits used $659 of operating cash flows compared to a use of $3,277 for the year ended June 30, 2010.

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

Investing Cash Flows.  Net investing cash outflow for the year ended June 30, 2011 was $12,775 compared to cash provided by investing activities of $16,043 for the year ended June 30, 2010.  During the year ended June 30, 2011, we made capital investments of $12,775.  During the year ended June 30, 2010, we made capital investments of $2,062 and had proceeds from the sale of an interest in ICP of $13,951, net of closing costs, as well as proceeds from the sale of property of $5,367, net of closing costs.

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

Financing Cash Flows.  Net financing cash flow for the year ended June 30, 2011 was $10,870 compared to a cash outflow of $42,519 for the year ended June 30, 2010, for a net increase in financing cash flow of $53,564.  This increase in cash flow was primarily the result of the following:
•	Net borrowings of $4,658 under our operating line of credit for the year ended June 30, 2011 compared to net payments of $18,138 for the year ended June 30, 2010.
•
Net borrowings on long-term debt of $6,636 for the year ended June 30, 2011 compared to net payments of $24,347 for the year ended June 30, 2010.   On June 28, 2011 we entered into a capital lease for the water cooling towers and related equipment with proceeds of $7,335.

Net financing cash outflow for the year ended June 30, 2010 was $42,519 compared to net financing cash outflow of $1,655 for the year ended June 30, 2009 for a net increase in cash outflow of $40,864.  This increase in cash outflow was primarily the result of the following:
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

CAPITAL EXPENDITURES

For the year ended June 30, 2011, we made capital investments of approximately $14,581, of which $12,775 was a use of cash and $1,806 remained payable at June 30, 2011.  The primary investments were the flour mill site, the SAP computer system, and the water cooling system project as further described below. For the year ended June 30, 2010, we incurred $2,062 in capital expenditures, primarily related to production and capacity upgrades.  For the year ended June 30, 2009, we incurred $2,069 in capital expenditures, primarily related to production and capacity upgrades.  We also made improvements to our information technology property and data center in both years.

On October 20, 2010 our Board of Directors approved a project to upgrade our protein and starch plant infrastructure.  The upgrades primarily involved interior and exterior renovations to the facility, as well as the redesign of certain protein and starch processing equipment, at a cost of approximately $2,500.  The upgrades will allow us to maintain high quality standards and increase our production efficiency.  The project began in October 2010 and was completed in the latter half of fiscal 2011.

 In addition, in fiscal 2011 we began work on a major capital project designed to provide environmental benefits at our Atchison, Kansas distillery while also enhancing alcohol production capabilities.  The project involved the installation of a new, state-of-the art water cooling system to replace older equipment used to supply water for multiple components of the distillation process.  It was substantially completed as of June 30, 2011 and completed during July 2011 at a cost of approximately $9,356.

We are limited to annual capital expenditures of $8,000 by the revolving credit facility, but this excludes capital expenditures made for the replacement and or upgrade of our existing water cooling facility.

CONTRACTUAL OBLIGATIONS

Our contractual obligations at June 30, 2011 are as follows:

	12-month period ending June 30, *
	2012	2013	2014	2015	2016	Thereafter	Total

Long term debt (1)	$283	$305	$327	$352	$249	$-	$1,516
Capital leases (2)	1,422	1,384	1,266	1,228	1,261	1,330	7,891
Operating leases	2,571	2,035	1,165	470	470	156	6,867
Post-retirement benefits	698	643	556	474	479	3,147	5,997
Defined benefit retirement plan	154	131	208	232	186	1,342	2,253
Open purchase commitments (3)	7,884	141	-	-	-	-	8,025

Total	$13,012	$4,639	$3,522	$2,756	$2,645	$5,975	$32,549
*As described in Note 20.  Subsequent Events, the Company has changed its year end to December 31.  The change will be effective at the start of calendar 2012.  The above obligations are shown for the 12-month periods ending June 30.

(1)	Long term debt at June 30, 2011 included the following:

(a)
Union State Bank – Bank of Atchison promissory note dated July 20, 2009 in the initial principal amount of $2,000 secured by a mortgage and security interest on our Atchison plant and related equipment.  The note bears interest at 6 percent over the three year treasury index, adjustable quarterly, and is payable in 84 monthly installments of $32, with any balance due on the final installment.  At June 30, 2011, $1,516 was outstanding under the note.

(b)
On July 21, 2009, we entered a new revolving Credit and Security Agreement with Wells Fargo Bank, National Association.  The Credit and Security Agreement has been amended by consents dated August 19, 2009, December 21, 2009, December 31, 2009 and February 2, 2010 as well as by a First Amendment (“First Amendment”) dated June 30, 2010 and a Second Amendment “Second Amendment” dated January 20, 2011 (as so amended, the “Credit Agreement”).  The Credit Agreement, which matures in July 2012, generally provides for a Maximum Line of Credit of $25,000, subject to borrowing base limitations and availability maintenance requirements.  At June 30, 2011, our outstanding borrowings under the Credit Agreement were $4,658.  Borrowings under the Credit Agreement bear interest, payable monthly, at a variable rate equal to Daily Three Month LIBOR plus an applicable margin ranging from 1.75% to 3%, based on our Debt Coverage Ratio.  During a default period, the interest rate may be increased to the Daily Three Month LIBOR plus 6 percent at the lender’s discretion. The Credit Agreement provides for minimum interest of $146 in fiscal 2011 and $75 annually thereafter, an unused line fee of .25 percent per annum (which will apply against minimum interest charges) and origination fees, letter of credit fees and other administrative fees.  If we terminate the facility prior to the maturity date or the lender terminates during a default period, there is a prepayment fee of 3 percent if the termination occurs prior to the first anniversary date, declining to 1 percent if the termination occurs after the second anniversary of the initial funding. The Credit Agreement is secured by a security interest in substantially all of our personal property and by mortgages or leasehold mortgages on our facilities in Atchison and Onaga.  The lender may terminate or accelerate our obligations under the Credit Agreement upon the occurrence of various events in addition to payment defaults and other breaches, including such matters as over advances arising from reductions in the borrowing base, certain changes in the Board, failure to pay taxes when due, defaults under other material debt, lease or other contracts and our CEO ceasing to be actively engaged in the Company’s day to day business activities and the Company shall fail to hire a successor acceptable to the lender in 90 days.

Pursuant to the Second Amendment, among other matters Well Fargo agreed to amend the Credit Agreement in several material respects, as described elsewhere, and summarized as follows:

•
the floating rate of interest applicable to outstanding borrowings was reduced from daily three month LIBOR plus 5% to daily three month LIBOR plus an applicable margin ranging from 1.75% to 3%, based on the our Debt Coverage Ratio; as a result, the maximum default rate has been reduced from daily three month LIBOR plus 8.5% to daily three month LIBOR plus 6%;

•
minimum interest charges were reduced from $650 in fiscal 2011 and $500 annually thereafter to $146 in fiscal year 2011 and $75 thereafter; unused line fees, which are reduced to 0.25% per annum, will apply against minimum interest charges;

•
the amount of capital expenditures which we may incur without bank consent was increased from $4,500 to $8,000 annually (this limitation does not apply to expenditures for the previously announced improvements to our water cooling facilities);

•
a new provision was added requiring the us to maintain average availability under the Credit Agreement of not less than $5,000, measured over the then trailing 30-day period as further described in “- Line of Credit” below;

•
the minimum debt service coverage ratio that the we are required to maintain has been increased from 1.15 to 1 as of the end of each fiscal year to 1.25 to 1 as of the end of each fiscal quarter from July 1, 2010 through June 30, 2011, and thereafter on a trailing 12 month basis;  the method of calculating debt service coverage ratio is further described in “- Financial Covenants” below;

•
a new stop loss provision has been added to replace the former  minimum net income requirement;  this stop loss provision restricts the amount of net loss which we may incur to $2,000 in any one month and $4,000 in any consecutive three month period, each commencing November 2010;  for this purpose, "net loss" includes extraordinary losses but excludes extraordinary gains, unrealized gains and losses from hedging activities and non cash income or losses from joint ventures and is also described in “-Financial Covenants” below;

•
the provision restricting dividends has been modified so that in order to pay dividends, we must have paid all accounts payable that remain unpaid more than thirty days after the due date instead of the invoice date;

•
new provisions permit us to make investments and acquisitions of $1,000 ($5,000 in the aggregate) without bank consent, subject to the Company having availability under the Credit Agreement of $10,000 after giving effect to the investment; and

•	time frames for providing the bank with certain reports have been relaxed.

Capital lease obligations at June 30, 2011 include the following:

(a)
In connection with improvements made to the Company’s data center, $1,200 in costs incurred during development of the system have been funded by Winthrop Resources Corporation and CSI Leasing, Inc. under various capital lease agreements with rates ranging from 0.61 percent to 7.91 percent.  These agreements, which are unsecured, have maturities ranging from July, 2010 to October, 2013.

(b)	We financed $71 in equipment purchases through a capital lease with Delage Corporation at 6.89 percent. This capital lease is secured by the equipment purchased and matures in October, 2011.

(c)
On June 28, 2011, we sold a major portion of the new process water cooling towers and related equipment being installed at our Atchison facility to U.S. Bancorp Equipment Finance, Inc. for approximately $7,335 and leased them from U.S Bancorp pursuant to a Master Lease Agreement and related Schedule.  Monthly rentals under the lease are $110 (plus applicable sales/use taxes, if any) and continue for 72 months, with interest at a rate of 2.61%.  We may purchase the leased property after 60 months for approximately $1,328 and at the end of the term for fair market value.   Under the terms of the Master Lease, we are responsible for property taxes and assume responsibility for insuring and all risk of loss or damage to the property.  Given this continuing involvement, we have treated this as a financing transaction.  The lessor may, at its option, extend the lease for specified periods after the end of the term if we fail to exercise our purchase option.

Obligations under the Master Lease may be accelerated if an event of default occurs and continues for 10 days.   In addition to payment defaults and breaches of representations and covenants, events of default include defaults under any other agreement with lessor or payment default under any obligation.  In such event, among other matters, lessor may cancel the Master Lease, take possession of the property and seek to recover the present value of future rentals, the residual value of the property and the value of lost tax benefits.

Lenders having liens on the Atchison facility, including its revolving credit lender, Wells Fargo Bank, National Association, entered into mortgagee's waivers with respect to the leased property.

(3)	Purchase Commitments at June 30, 2011 included the following:

(a)	Commitments ($1,070) to purchase corn to be used in our operations during the first four weeks of July 2011.

(b)	Commitment ($6,406) to purchase natural gas through July 2012.

(c)	Commitments ($549) related to capital expenditures, of which $170 relates to the water cooling system project.

LINE OF CREDIT

Reference is made to Note 4. Corporate Borrowings and Capital Lease Obligations and above for information on our Credit Agreement. On January 20, 2011 we entered a Second Amendment (“Second Amendment”) to the Credit and Security Agreement with Wells Fargo Bank National Association (as amended, the “Credit Agreement”).  The Second Amendment affected various provisions of our Credit Agreement, including those related to interest, minimum interest, amount of borrowings that we can make and covenants that we must meet.

The amount of borrowings which we may make is subject to borrowing base and availability maintenance limitations.  As of June 30, 2011, after giving effect to the Second Amendment, our outstanding borrowings under this facility were $4,658, leaving $20,342 available for additional borrowings (before giving effect to the $5,000 availability maintenance requirements described in “Financial Covenants” below, which result in $15,342 available for additional borrowings).  The borrowing base is the lesser of the maximum line amount or an amount based on specified percentages of eligible accounts receivable and inventories less specified reserves.  The lender has discretion under the Credit Agreement to change the manner in which the borrowing base is determined, such as altering the advance rates applicable to accounts receivable and inventory or changing reserve amounts.

FINANCIAL COVENANTS

Under the Credit Agreement, we must meet a stop loss provision, which restricts to $2,000 the amount of net loss we may incur in any one month and to $4,000 in any consecutive three month period (for this purpose, "net loss" means after-tax net loss from continuing operations including extraordinary losses but excluding extraordinary gains, unrealized gains and losses from hedging activities and non cash income or losses from joint ventures).  We must maintain an average availability of not less than $5,000 (measured over the then trailing 30-day period), are limited in the amount of capital expenditures we may make annually to $8,000 (excluding capital expenditures made for the replacement and or upgrade of the Company’s existing water cooling facility), and must meet as of fiscal year end a minimum debt service coverage ratio of not less than 1.25 to 1.0.  The ratio is calculated as:

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
(vi)	minus dividends and distributions paid by us during the current test period
(vii)	minus cash contributions into joint ventures by us during the current test period divided by

(b) the sum of:
(i)	current maturities of long term debt and
(ii)	interest expense.

The Credit Agreement also includes provisions that limit or restrict our ability to:
·	incur additional indebtedness;
·	pay dividends to stockholders or purchase stock;
·	make investments or acquisitions in excess of $1,000 ($5,000 in aggregate)
·	dispose of assets;
·	make capital expenditures;
·	create liens on our assets; or merge or consolidate; and
·	increase certain salaries and bonuses.

We were in compliance with the covenants in the Credit Agreement at June 30, 2011.

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

OFF BALANCE SHEET OBLIGATIONS

Arrangement with Cargill.  We have entered a business alliance with Cargill, Incorporated for the production and marketing of a new resistant starch derived from high amylose corn. We sold only an insignificant amount of the product, and the agreement with Cargill does not appear to be significant at this time.  If we terminate the arrangement before the expiration of 18 months following certain force majeure events affecting Cargill, or if Cargill terminates the arrangement because of a breach by us of our obligations, we will be required to pay a portion (up to 50 percent) of the book value of capital expenditures made by Cargill to enable it to produce the product. This amount will not exceed $2,500 without our consent. Upon the occurrence of any such event, we also will be required to give Cargill a non-exclusive sublicense to use the patented process for the life of the patent in the production of high amylose corn-based starches for use in food products. The sublicense would be royalty bearing, provided we were not also then making the high amylose corn-based starch.

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

ICP Steam Facility.  On January 29, 2010, ICP acquired for $5,000 the existing steam facility that services the Pekin plant.  Based on ICP’s working capital position, it was determined that ICP would fund a portion of this commitment.  On January 19, 2011 ICP funded $1,000 of the purchase price.  The Company and ICP Holdings each remain committed to fund the remaining balance of $2,000 over the next year.

NEW ACCOUNTING PRONOUNCEMENTS

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 18. Recently Issued Accounting Pronouncements set forth in Item 8.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Costs.  We make our products primarily from flour and corn and, as such, are subject to market risk due to changes in commodity prices.  We utilize long-term contracts with suppliers as well as derivative instruments, which we mark to market, to mitigate some of these risks.  Our derivative instruments include a combination of forward purchases and exchange traded commodity futures and options contracts.  We trade on the Kansas City and Chicago Boards of Trade and the New York Mercantile Board of Exchange.  Historically, we have included the fair values of open contracts in inventories.

At June 30, 2011, we had open net derivative contracts to purchase 3,850,000 bushels of corn through March 2012, at a weighted average price trade price of $5.98.  At June 30, 2010, we had open net derivative contracts to purchase 1,500,000 bushels of corn at a weighted average trade price of $3.53.

Our commodity price hedging instruments generally relate to contracted firm-priced business.  Based on our overall commodity hedge exposure at June 30, 2011, a hypothetical 10 percent decline in market prices applied to the fair value of the instruments would result in an increase to cost of sales of approximately $2,300.  It should be noted that any change in the fair value of the contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.

See Note 15. Derivative Instruments and Fair Value Measurements set forth in Item 8 for further discussion on the volatility of corn futures as of June 30, 2011.

Interest Rate Exposures.  Our loan from Union State Bank – Bank of Atchison bears interest at 6% over the three year treasury index, adjusted quarterly.  Our Credit Agreement with Wells Fargo Bank, as amended January 20, 2011, provides for interest at a variable rate equal to daily three month LIBOR plus applicable margin ranging from 1.75% to 3.0% (2.0% at June 30, 2011); the default rate is the daily three month LIBOR plus 6%, in the lender’s discretion.  Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on weighted average outstanding borrowings at June 30, 2011, a 100 basis point increase over the non-default rates actually in effect at such date would increase our interest expense on an annualized basis by $32.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

MGP Ingredients, Inc.:

We have audited the accompanying consolidated balance sheets of MGP Ingredients, Inc. and subsidiaries as of June 30, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for the years in the three-year period ended June 30, 2011. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule, Schedule II – Consolidated Valuation and Qualifying Accounts for each of the fiscal years in the three-year period ended June 30, 2011. We also have audited MGP Ingredients, Inc.’s internal control over financial reporting as of June 30, 2011, based on Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MGP Ingredients, Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assertion of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on MGP Ingredients, Inc.’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MGP Ingredients, Inc. and subsidiaries as of June 30, 2011 and 2010, and the results of its operations and its cash flows for each of years in the three-year period ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the accompanying financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the financial information set forth therein. Also in our opinion, MGP Ingredients, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Kansas City, Missouri
September 2, 2011

MGP INGREDIENTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
Fiscal Years Ended

	June 30, 2011	June 30, 2010	June 30, 2009
	(Dollars in thousands, except per share amounts)

Net sales	$247,915	$201,971	$291,812
Cost of sales (a)	225,038	171,427	325,914
Gross profit (loss)	22,877	30,544	(34,102)

Selling, general and administrative expenses	21,157	20,708	21,401
Other operating costs	504	2,018	4,694
Impairment of long-lived assets	-	-	10,282
Severance and early retirement costs	-	-	3,288
Loss (gain) on sale of assets	322	(1,731)	-
Loss on joint venture formation	-	2,294	-
Other restructuring costs	249	-	5,241
Income (loss) from operations	645	7,255	(79,008)

Other income, net	8	645	112
Interest expense	(358)	(1,757)	(2,901)
Equity in loss of joint ventures	(1,540)	(2,173)	(114)
Income (loss) before income taxes	(1,245)	3,970	(81,911)

Provision (benefit) for income taxes	68	(4,768)	(12,788)
Net income (loss)	$(1,313)	$8,738	$(69,123)

Per Share Data
Total basic earnings (loss) per common share	$(0.07)	$0.52	$(4.17)
Total diluted earnings (loss) per common share	$(0.07)	$0.51	$(4.17)

Dividends per common share	$0.05	$-	$-

(a)	Includes related party purchases of $57,482, $17,342 and $0 for the years ended June 30, 2011, 2010 and 2009, respectively.

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2011	June 30, 2010
	(Dollars in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$7,603	$6,369
Restricted cash	1,028	971
Receivables (less allowance for doubtful accounts:
June 30, 2011 - $118 and June 30, 2010 - $155)	27,844	17,674
Inventory	14,825	14,524
Prepaid expenses	1,201	1,517
Deposits	595	733
Deferred income taxes	3,740	6,267
Refundable income taxes	525	578
Total current assets	57,361	48,633

Property and equipment, at cost	165,365	165,599
Less accumulated depreciation and amortization	(102,115)	(107,994)
Property and equipment, net	63,250	57,605

Investment in joint ventures	12,575	14,266
Other assets	445	633
Total assets	$133,631	$121,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$1,705	$689
Revolving credit facility	4,658	-
Accounts payable	18,052	10,341
Accounts payable to affiliate, net	6,166	4,951
Accrued expenses	4,399	7,510
Total current liabilities	34,980	23,491

Long-term debt, less current maturities	7,702	2,082
Deferred credit	4,498	5,379
Accrued retirement health and life insurance benefits	6,498	8,170
Other non current liabilities	1,015	2,964
Deferred income taxes	3,740	6,267
Total liabilities	58,433	48,353

Commitments and Contingencies – See Notes 7 and 14
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000
shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 19,530,344 shares at June 30, 2011 and 2010, respectively; 17,905,767 and 17,519,614 shares outstanding at June 30, 2011and 2010, respectively	6,715	6,715
Additional paid-in capital	7,473	7,606
Retained earnings	69,224	71,428
Accumulated other comprehensive income (loss)	(15)	(2,827)
Treasury stock, at cost
Common; 2011 – 1,624,577 shares, 2010 – 2,010,730 shares	(8,203)	(10,142)
Total stockholders’ equity	75,198	72,784
Total liabilities and stockholders’ equity	$133,631	$121,137

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years Ended

	June 30, 2011	June 30, 2010	June 30, 2009

	(Dollars in thousands)
Cash Flows from Operating Activities
Net income (loss)	$(1,313)	$8,738	$(69,123)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,843	8,631	11,946
Loss (gain) on sale of assets	322	(1,731)	(285)
Share based compensation	1,164	491	14
Loss on joint venture formation	-	2,294	-
Loss on impairment of assets	-	-	10,282
Deferred income taxes	-	-	(7,217)
Equity in loss of joint ventures	1,540	2,173	114
Changes in operating assets and liabilities:
Restricted cash	(57)	(768)	(200)
Receivables, net	(10,170)	729	15,684
Inventory	(301)	2,766	42,456
Prepaid expenses	316	(537)	(1,130)
Accounts payable	5,907	1,439	(3,063)
Accounts payable to affiliate, net	1,215	4,951	-
Accrued expenses	(3,111)	1,871	(694)
Deferred credit	(881)	(811)	(846)
Refundable income taxes	53	5,467	2,525
Accrued retirement health and life insurance benefits and other noncurrent liabilities	(659)	(3,277)	4,968
Gains previously deferred in other comprehensive income	-	-	(2,149)
Other	271	241	(124)
Net cash provided by operating activities	3,139	32,667	3,158

Cash Flows from Investing Activities
Additions to property and equipment	(12,775)	(2,062)	(2,069)
Investments in/ advances to joint ventures	-	(1,213)	-
Proceeds from sale of interest in joint venture, net	-	13,951	-
Proceeds from disposition of property and equipment	-	5,367	744
Net cash provided by (used in) investing activities	(12,775)	16,043	(1,325)

Cash Flows from Financing Activities
Payment of dividends	(891)	-	-
Purchase of treasury stock	(33)	(26)	(34)
Proceeds from stock plans	48	-	12
Exercise of stock options	452	221	-
Loan fees incurred with borrowings	-	(229)	-
Tax effect of restricted stock awards	-	-	(40)
Proceeds from issuance of long-term debt	7,335	2,032	7,350
Principal payments on long-term debt	(699)	(26,379)	(3,776)
Proceeds from revolving credit facility	317,179	214,305	156,980
Principal payments on revolving credit facility	(312,521)	(232,443)	(162,147)
Net cash provided by (used in) financing activities	10,870	(42,519)	(1,655)

Increase in cash and cash equivalents	1,234	6,191	178
Cash and cash equivalents, beginning of year	6,369	178	-
Cash and cash equivalents, end of year	$7,603	$6,369	$178

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
 COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, July 1, 2008	$4	$6,715	$9,838	$131,813	$1,515	$(13,011)	$136,874
Comprehensive income (loss):
Net loss				(69,123)			(69,123)
Reclassification adjustment for gains included in net income (loss)					(2,149)		(2,149)
Change in pension plans					(778)		(778)
Change in other post employment benefits					(872)		(872)
Translation adjustment on unconsolidated foreign subsidiary					(27)		(27)
Comprehensive income (loss)	-	-	-	(69,123)	(3,826)	-	(72,949)
Options exercised			(2)			12	10
Share-based compensation			16				16
Tax effect of share-based compensation			(38)				(38)
Stock plan shares issued from treasury, net of forfeitures			(2,936)			2,936	-
Stock shares repurchased						(29)	(29)
Balance, June 30, 2009	$4	$6,715	$6,878	$62,690	$(2,311)	$(10,092)	$63,884
Comprehensive income:
Net income				8,738			8,738
Change in pension plans					(291)		(291)
Change in other post employment benefits					(210)		(210)
Translation adjustment on unconsolidated foreign subsidiary					(15)		(15)
Comprehensive income	-	-	-	8,738	(516)	-	8,222
Options exercised			(58)			279	221
Share-based compensation			491				491
Stock plan shares issued from treasury, net of forfeitures			295			(303)	(8)
Stock shares repurchased						(26)	(26)
Balance, June 30, 2010	$4	$6,715	$7,606	$71,428	$(2,827)	$(10,142)	$72,784
Comprehensive income:
Net loss				(1,313)			(1,313)
Change in pension plans					1,257		1,257
Change in other post employment benefits					1,535		1,535
Translation adjustment on unconsolidated foreign subsidiary					20		20
Comprehensive income	-	-	-	(1,313)	2,812	-	1,499
Options exercised			53			622	675
Dividends paid				(891)			(891)
Share-based compensation			1,164				1,164
Stock plan shares issued from treasury, net of forfeitures			(1,350)			1,350	-
Stock shares repurchased						(33)	(33)
Balance, June 30, 2011	$4	$6,715	$7,473	$69,224	$(15)	$(8,203)	$75,198

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2011, 2010 and 2009
(Dollars in thousands, unless otherwise noted)

NOTE 1:	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company. MGP Ingredients, Inc. (“MGPI” or the “Company”) processes flour and corn into a variety of products through an integrated production process.  The Company is a producer of certain distillery and ingredients products derived from grain and has three reportable segments: distillery products, ingredient solutions, and other. The distillery products segment consists of food grade alcohol, along with fuel grade alcohol, and distillers feed, which are co-products of our distillery operations.  The ingredient solutions segment products primarily consist of specialty starches, specialty proteins, commodity starches and commodity vital wheat gluten.  Mill by-products, consisting primarily of mill feeds or “midds,” had also been included in this segment but were discontinued with the shutdown of our wheat flour milling operations at the Atchison, Kansas plant in the second quarter of fiscal 2009.  The other segment products are comprised of plant-based biopolymers and wood-based composite resins manufactured through the further processing of certain of our proteins and starches and wood. Prior to the sale of its Kansas City facility in the first quarter of fiscal 2010, the other segment also included the production and packing of pet-related products, which principally included extruded plant-based resins and finished pet treats.  For restructuring activity completed in fiscal 2009, see Note 9. Restructuring Costs and Loss on Impairment of Assets.

The Company sells its products on normal credit terms to customers in a variety of industries located primarily throughout the United States and Japan.  The Company operates a plant in Atchison, Kansas and formerly operated a plant in Pekin, Illinois, which the Company temporarily closed during fiscal 2009.  During the second quarter of fiscal 2010, through a series of transactions, the Company formed a new 50 percent joint venture by contributing its former Pekin, Illinois plant to a newly formed company, Illinois Corn Processing, LLC (“ICP”), and then sold a 50 percent interest in ICP.  The Company purchases food grade alcohol products manufactured by ICP.  The Company produces textured wheat proteins through a toll manufacturing arrangement at a facility in Kansas City, Kansas, which it operated prior to its sale in August 2009, and operates a facility in Onaga, Kansas for the production of plant-based biopolymers and wood composites.

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

Cash and Cash Equivalents.  Short-term liquid investments with an initial maturity of 90 days or less are considered cash equivalents.  Cash equivalents are stated at cost, which approximates market value due to the relatively short maturity of these instruments.    At various points in time during the years ended June 30, 2011, 2010 and 2009, cash balances exceeded limits established by the Federal Deposit Insurance Corporation.

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

Derivative Instruments.  The Company uses derivative financial instruments primarily to offset exposure to market risk in commodity prices, primarily for corn, which is a key component in the Company’s operations.  The Company recognizes all derivatives as either assets or liabilities at their fair values.  Accounting for changes in the fair value of a derivative depends on its designation and effectiveness.  Derivatives qualify for treatment as hedges for accounting purposes when there is a high correlation between the change in fair value of the instrument and the related change in value of the underlying commitment.  For derivatives that qualify as hedges for accounting purposes, the change in fair value has no net impact on earnings, to the extent the derivative is considered effective, until the hedged transaction affects earnings.  For derivatives that are not designated as hedging instruments for accounting purposes, or for the ineffective portion of a hedging instrument, the change in fair value affects current period net earnings.

The Company holds and issues certain derivative instruments to primarily manage market risks associated with grain purchases including commodity futures and option contracts.  While management believes that each of these instruments primarily are entered into in order to effectively manage various market risks, as of June 30, 2011 and 2010 none of the open derivative contracts were designated and accounted for as accounting hedges.

Effective July 1, 2011, management elected to restart hedge accounting for qualifying derivative contracts entered into after July 1, 2011.  For all hedging relationships after July 1, 2011 the Company will be required to formally document the hedging relationship and its risk management objective and strategy for undertaking the hedge transactions, the hedging instrument, the hedged item, the nature of the risk hedged, the hedging instrument’s effectiveness in offsetting the hedged risk and a description of the method to measure ineffectiveness.  Management will also be required to formally assess, both at the hedge’s inception and an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flow of hedged items.  When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective as a hedge, the Company will discontinue hedge accounting prospectively.  Management will assess whether the derivatives are highly effective in offsetting changes in cash flows.  Changes in fair value of contracts that qualify as cash-flow hedges that are highly effective will be marked to fair value on the balance sheet with the offset recorded to “other comprehensive income (loss), net of taxes”.  Gains and losses on commodity hedging contracts will be reclassified from accumulated other comprehensive income to the Statement of Operations when the finished goods produced using the hedged item are sold.  The ineffective portion of the change in fair value of a derivative instrument that qualifies as a cash-flow hedge is reported in earnings.

Properties, Depreciation and Amortization.  Property and equipment are stated at cost.  Additions, including those that increase the life or utility of an asset, are capitalized and all properties are depreciated over their estimated remaining useful lives.  Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Buildings and improvements                             20 – 30 years
Transportation equipment                                 5 – 6 years
Machinery and equipment                                10 – 12 years

Maintenance costs are expensed as incurred. The cost of property and equipment sold, retired or otherwise disposed of as well as related accumulated depreciation and amortization is eliminated from the property accounts with related gains and losses reflected in the Consolidated Statements of Operations.  The Company capitalizes interest costs associated with significant construction in progress, based on the weighted-average rates paid for long-term borrowing.  Total interest incurred for fiscal 2011, 2010 and 2009 is noted below:

Years ended,	June 30, 2011	June 30, 2010	June 30, 2009
Interest costs charged to expense	$358	$1,757	$2,901
Plus: Interest cost capitalized	160	13	91
Total	$518	$1,770	$2,992

Investment in Joint Ventures.  The Company applies the provisions of Accounting Standards Codification (“ASC”) 810 – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which include a qualitative approach to identifying a controlling financial interest in a variable interest entity and determination of the primary beneficiary.

The Company accounts for its investment in non-consolidated subsidiaries under the equity method of accounting when the Company has significant influence, but does not have more than 50% voting control, and is not considered the primary beneficiary.  Under the equity method of accounting, the Company reflects its investment in non-consolidated subsidiaries within the Company’s Consolidated Balance Sheets as “Investment in joint ventures”; the Company’s share of the earnings or losses of the non-consolidated subsidiaries are reflected as “Equity in earnings (loss) of joint ventures” in the Consolidated Statements of Operations.

Earnings (loss) per Share.  Basic earnings per share data is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding for the year.  Dilutive earnings per share is determined by including the dilutive effect of all potential common shares outstanding during the year.

The Company adopted ASC Topic 260 10 Earnings Per Share (formerly FSP-EITF 03-6-1) – Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities effective July 1, 2009.  The impacts for the non-vested restricted shares, which constitute a separate class of stock for accounting purposes, did not have a material impact and the Company did not apply the two class method to fiscal 2010 and 2009.  In conjunction with the declaration of the dividend in the first quarter of fiscal 2011, the Company reassessed its earnings per share calculation policy and determined to present the two-class method.  Amounts allocated to participating securities prior to fiscal 2011 were immaterial.  See Note 6. Equity for earnings (loss) per share calculations.

Deferred Credit.  During the fourth quarter of fiscal 2001, the United States Department of Agriculture developed a grant program for the gluten industry in place of a two-year extension of a wheat gluten import quota that took effect on June 1, 1998. Over the life of the program, which was administered by the Commodity Credit Corporation (“CCC”) and which ended on May 31, 2003, the Company was eligible to receive nearly $26,000 of the program total of $40,000. For the first year of the program, approximately $17,300 was allocated to the Company, with the remaining $8,300 allocated in July 2002. The funds were required to be used for research, marketing, promotional and capital costs related to value-added gluten and starch products. Funds allocated on the basis of current operating costs were recognized in income as those costs were incurred. Funds allocated based on capital expenditures are being recognized in income as the capital projects are depreciated.  As of June 30, 2011 and 2010, deferred credit related to the USDA Grant was $4,498 and $5,379, respectively.

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

Revenue Recognition.  Revenue from the sale of the Company’s products is recognized as products are delivered to customers according to shipping terms and title has transferred.  Income from various government incentive grant programs is recognized as it is earned.  Sales include customer paid freight costs billed to customers of $12,540, $11,772 and $15,836 for the years ended June 30, 2011, 2010 and 2009, respectively.

Advertising.  Advertising costs are expensed as incurred.  These costs totaled $187, $126 and $224 for the years ended June 30, 2011, 2010 and 2009, respectively.

Research and Development.  Research and development costs are expensed as incurred.  These costs totaled approximately $1,431, $918 and $1,416 for the years ended June 30, 2011, 2010 and 2009, respectively.

Long-Lived Assets and Loss on Impairment of Assets.  Management reviews long-lived assets, mainly fixed assets, whenever events or circumstances indicate that usage may be limited and carrying values may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are determined to be impaired, the impairment is measured by the amount by which the asset carrying value exceeds the estimated fair value of the assets.  Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell.  See Note 9. Restructuring Costs and Loss on Impairment of Assets for further discussion.

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

FASB ASC 825, Financial Instruments, requires the disclosure of the estimated fair value of financial instruments. The Company’s short term financial instruments include cash and cash equivalents, accounts receivable, accounts payable and a revolving credit facility.  The carrying value of the short term financial instruments approximates the fair value due to their short term nature. These financial instruments have no stated maturities or the financial instruments have short term maturities that approximate market.

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $9,550 and $2,755 at June 30, 2011 and 2010, respectively. The financial statement carrying value was $9,407 and $2,771 at June 30, 2011 and 2010, respectively.

Defined Benefit Retirement Plans. The Company accounts for its defined benefit plans in accordance with FASB ASC Topic 715, Compensation – Retirement Benefits (“ASC 715”).  ASC 715 requires the Company to recognize in its statement of financial position either an asset or a liability for a defined benefit plan’s funded status.  The Company’s liability is included in other non current liabilities on the Consolidated Balance Sheets.

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

Other Post-retirement Benefit Plan. The Company accounts for its post –retirement benefit plan in accordance with ASC Topic 715, which requires the Company to recognize in its statement of financial position either an asset or a liability for a postretirement plan’s funded status.  The Company’s liability is included in Accrued Retirement Health and Life Insurance Benefits on the Consolidated Balance Sheets.

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

Stock Options and Restricted Stock Awards.  The Company has share-based employee compensation plans, which are described more fully in Note 8. Employee Benefit Plans (primarily in the form of restricted stock and stock options).  The Company accounts for share-based compensation using FASB ASC 718, Compensation – Stock Compensation (“ASC 718”).  Under the provisions of ASC 718, the cost of Share-Based Payments is recognized over the service period based on the grant date fair value of the award.    The grant date fair value for stock options is estimated using the Black - Scholes option-pricing model adjusted for the unique characteristics of the awards.

Out-of-period Adjustments.

During the second quarter of fiscal 2010, management performed a detailed analysis of the accounts payable balance.  The analysis indicated certain transactions recorded in the prior fiscal year had been either duplicated or otherwise erroneously recorded.   After analysis, the Company determined certain recorded amounts were not owed and adjusted the accounts payable balance in the second quarter of fiscal 2010 to correct the accounting records.
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

Change in Presentation to Prior Consolidated Financial Statements.

During the second quarter of fiscal 2011, we identified an immaterial error in our classification of restricted stock awards on the balance sheet.  For further discussion, see Note 1. to the Company's Condensed Consolidated Financial Statements - Accounting Policies and Basis of Presentation- Change in Presentation to Prior Consolidated Financial Statements set forth at page  9 in Part I, Item 1 of the Company's December 31, 2011 Form 10-Q filed on  February 9, 2011 and incorporated herein by reference.

In addition, certain prior year amounts have been reclassified to conform to the current year presentation.  The consolidated financial statements reflect immaterial adjustments to the Company’s June 30, 2010 consolidated balance sheet.  These reclassification adjustments had no impact upon the Company’s previously reported earnings.  For the consolidated balance sheet as of June 30, 2010, the Company reclassified $242 from other assets to property, plant, and equipment, net.

NOTE 2:	OTHER BALANCE SHEET CAPTIONS

Inventory. Inventory consists of the following:

	June 30, 2011	June 30, 2010

Raw materials	$2,248	$1,743
Finished goods	8,407	7,528
Work in process	1,626	535
Maintenance materials	3,120	2,944
Derivative instrument asset (liability)	(2,254)	14
Other	1,678	1,760
Total	$14,825	$14,524

Property and equipment. Property and equipment consist of the following:

	June 30, 2011	June 30, 2010

Land, buildings and improvements	$29,962	$31,397
Transportation equipment	2,074	2,095
Machinery and equipment	117,346	129,141
Construction in progress	15,983	2,966
Property and equipment, at cost	165,365	165,599
Less accumulated depreciation and amortization	(102,115)	(107,994)
Property and equipment, net	$63,250	$57,605

Property and equipment includes construction in progress assets under a capital lease of $7,335 and $0 as of June 30, 2011 and 2010, respectively.

Property and equipment includes machinery and equipment assets under capital leases totaling $1,040 and $1,040 at June 30, 2011 and 2010, respectively.  Accumulated depreciation for these assets totaled $943 and $798 at June 30, 2011 and 2010, respectively.

Accrued expenses. Accrued expenses consist of the following:

	June 30, 2011	June 30, 2010

Employee benefit plans (Note 8)	$920	$1,179
Salaries and wages	1,065	3,997
Restructuring charges – current portion	1,867	1,795
Property taxes	338	503
Other accrued expenses	209	36
Total	$4,399	$7,510

NOTE 3:                       INVESTMENT IN JOINT VENTURES

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

The Limited Liability Company Agreement gives either member certain rights to shut down the plant if it operates at a loss.  Such rights are conditional in certain instances but absolute if EBITDA losses aggregate $1,500 over any three consecutive quarters or if ICP's net working capital is less than $2,500.  ICP Holdings also has the right to shut down the plant if ICP is in default under its loan agreement for failure to pay principal or interest for two months.  Both partners have agreed to waive EBITDA losses through June 30, 2011.

The Limited Liability Company Agreement contains various buy/sell provisions and restrictions on transfer of membership interests. These include buy/sell provisions relating to a member's entire interest that may apply if the members are unable to agree on a material decision about ICP or that may be exercised by any member at any time after

November 20, 2010; another provision would entitle MGPI to a disproportionate distribution of the excess of the sales price over specified amounts if ICP is sold before November 20, 2012.

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

An affiliate (sister company) of SEACOR Energy, Inc. has provided funding to ICP through two loans secured by all of the assets of ICP, including the Pekin Plant. Among other matters, losses or working capital deficiencies that would entitle a member of ICP to shut down the plant are events of default under these loan agreements which, upon any requisite notice and/or lapse of time, would entitle the lender to exercise its remedies, including foreclosing on ICP’s assets and, in the case of the working capital deficiency or successive losses, enforcing the plant closure provisions in the Limited Liability Company Agreement referred to above.  The loans are non-recourse to MGPI.  During fiscal year 2011, ICP experienced EBITDA losses in the quarters ended December 31, 2010 and June 30, 2011. An affiliate of SEACOR Energy, Inc. waived these EBITDA losses through June 30, 2011.

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

The Company does not have the power to direct or control the activities of ICP that most significantly determine the economic performance of this investment.  These responsibilities are shared equally with the Company’s joint venture partner. In addition, Management has determined that MGPI does not have the power to direct the activities of ICP that most significantly impact ICP’s economic performance, or have the obligation to absorb losses or the right to receive benefits from ICP that could be significant to ICP, and accordingly MGPI should not consolidate ICP.  The significant judgments and assumptions made by Management in reaching this conclusion include consideration of 1) the economics to MGPI and SEACOR Energy, Inc. related to the marketing agreements, 2) the buy-out provisions by MGPI and SEACOR Energy, Inc. and 3) the financing provided by SEACOR Energy, Inc.’s affiliate.  The Company has not provided other financial explicit or implicit support to ICP during the year ended June 30, 2011 and does not intend to provide financial or other support at this time, other than as discussed below.

On January 29, 2010, ICP acquired the steam facility that services the Pekin plant for $5,000.  The Company and ICP Holdings each contributed $1,000 and each committed to fund $1,500 of the balance of the purchase price over the next three years.  Based on ICP’s working capital position, it was determined that ICP would fund a portion of this commitment.  On January 19, 2011 ICP funded $1,000 of the purchase price.  The Company and ICP Holdings each remain committed to fund the remaining balance of $2,000.  The Company’s portion of the remaining commitment plus the Company’s investment balance at June 30, 2011 is the maximum exposure to losses.  A reconciliation from the Company’s investment in ICP to the entity’s maximum exposure to loss is as follows:

	June 30, 2011	June 30, 2010
MGPI’s investment balance in ICP	$12,233	$13,974
Plus:
Funding commitment for capital improvements	1,000	1,500
MGPI’s maximum exposure to loss related to ICP	$13,233	$15,474

Related Party Transactions

 See Note 17. Related Party Transaction for discussion related to related party transactions with ICP.

Summary Financial Information

Condensed financial information of the Company’s non-consolidated equity method investment in ICP is shown below.  Fiscal 2010 operating results include ICP’s results for the period from inception (November 21, 2009) to June 30, 2010.

	Year Ended June 30, 2011	Inception to June 30, 2010
ICP’s Operating results:
Net sales (a)	$193,825	$36,092
Cost of sales and expenses	191,861	(37,186)
Depreciation and amortization	(5,103)	(2,958)
Net loss	$(3,139)	$(4,052)

ICP’s Balance Sheet:	June 30, 2011	June 30, 2010
Current assets	$30,729	$20,567
Noncurrent assets	27,474	30,898
Total assets	$58,203	$51,465

Current liabilities	$7,105	$12,729
Noncurrent liabilities	25,602	10,788
Equity	25,496	27,948
Total liabilities and equity	$58,203	$51,465

(a)	Includes related party sales of $57,482 and $17,342 for the year ended June 30, 2011 and the period from inception to June 30, 2010, respectively.

The Company’s equity in earnings (loss) of joint ventures is as follows:

	June 30, 2011	June 30, 2010	June 30, 2009

ICP (50% interest)	$(1,570)	$(2,026)	$	n/a
DMI (50% interest)	30	(147)		(114)
	$(1,540)	$(2,173)		$(114)

The Company’s investment in the unconsolidated subsidiary is as follows:

	June 30, 2011	June 30, 2010

ICP (50% interest)	$12,233	$13,974
DMI (50% interest)	342	292
	$12,575	$14,266

NOTE 4:	CORPORATE BORROWINGS AND CAPITAL LEASE OBLIGATIONS

Indebtedness Outstanding.  Debt consists of the following:

	June 30, 2011	June 30, 2010

Credit Agreement	$4,658	$-
Secured Promissory Note, 7.14% (variable interest rate), due monthly to July, 2016.	1,516	1,783
Water Cooling System Capital Lease Obligation, 2.61%, due monthly to May, 2017	7,335	-
Other Capital Lease Obligations, 0.61% - 7.91%, due monthly to October, 2013.	556	988

Total	14,065	2,771

Less credit agreement	(4,658)	-
Less current maturities of long term debt	(1,705)	(689)

Long-term debt	$7,702	$2,082

Credit Agreement.  On July 21, 2009, the Company entered a new revolving Credit and Security Agreement with Wells Fargo Bank, National Association.  The Credit and Security Agreement has been amended by consents dated August 19, 2009, December 21, 2009, December 31, 2009 and February 2, 2010 as well as by a First Amendment (“First Amendment”) dated June 30, 2010 and a Second Amendment “Second Amendment” dated January 20, 2011 (as so amended, the “Credit Agreement”).  The Credit Agreement, which matures in July 2012, generally provides for a Maximum Line of Credit of $25,000, subject to borrowing base limitations. As of June 30, 2011, after giving effect to the Second Amendment, outstanding borrowings under this facility were $4,658, leaving $20,342 available for additional borrowings (before giving effect to the $5,000 availability maintenance requirements, which would result in a net of $15,342 available for additional borrowings). Borrowings under the Credit Agreement bear interest, payable monthly, at a variable rate equal to Daily Three Month LIBOR plus an applicable margin ranging from 1.75% to 3%, based on the Debt Coverage Ratio.  During a default period, the interest rate may be increased to the Daily Three Month LIBOR plus 6 percent at the lender’s discretion. The Credit Agreement provides for minimum interest of $75 annually, an unused line fee of .25 percent per annum (which will apply against minimum interest charges) and origination fees, letter of credit fees and other administrative fees.  If the Company terminates the facility prior to the maturity date or the lender terminates during a default period, there is a prepayment fee of 3 percent if the termination occurs prior to the first anniversary date, declining to 1 percent if the termination occurs after the second anniversary of the initial funding. The Credit Agreement is secured by a security interest in substantially all of the Company’s personal property and by mortgages or leasehold mortgages on our facilities in Atchison and Onaga. The Credit Agreement also includes provisions that limit or restrict our ability to:

·	incur additional indebtedness;
·	pay dividends to stockholders or purchase stock;
·	make investments or acquisitions in excess of $1,000 ($5,000 in aggregate)
·	dispose of assets;
·	make capital expenditures;
·	create liens on our assets; or merge or consolidate; and
·	increase certain salaries and bonuses.

Under the Credit Agreement, the Company must meet a stop loss provision, which restricts to $2,000 the amount of net loss that the Company may incur in any one month and to $4,000 in any consecutive three month period (for this purpose, "net loss" includes extraordinary losses but excludes extraordinary gains, unrealized gains and losses from hedging activities and non cash income or losses from joint ventures).  The Company’s fourth quarter results included significant unrealized losses from hedging activities, as well as losses from joint venture, which when excluded, resulted in the Company meeting its stop loss provision.

Also under the Credit Agreement, the Company must maintain an average availability of not less than $5,000 (measured over the then trailing 30-day period), is limited in the amount of capital expenditures it may make annually ($8,000) (excluding capital expenditures made for the replacement and or upgrade of the Company’s existing water cooling facility), and must meet as of fiscal year end a minimum debt service coverage ratio of not less than 1.25 to 1.0.  The ratio is calculated as:

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

      The lender has significant lending discretion under the Credit Agreement; it may modify the Company’s borrowing base and various components thereof in its reasonable discretion, thereby affecting the amount of credit available to the Company.  The lender may terminate or accelerate our obligations under the Credit Agreement upon the occurrence of various events in addition to payment defaults and other breaches, including such matters as over advances arising from reductions in the borrowing base, certain changes in the Board, failure to pay taxes when due, defaults under other material debt, lease or other contracts and the Company’s CEO ceasing to be actively engaged in our day to day business activities if the Company fails to hire a successor acceptable to the lender within 90 days. The Company was in compliance with the covenants in the Credit Agreement at June 30, 2011.

7.14% (variable interest rate) Secured Promissory Note, due monthly to July 2016.  On July 20, 2009, Union State Bank – Bank of Atchison (“Bank of Atchison”), which previously had loaned the Company $1,500, agreed to loan the Company an additional $2,000.  The note for this loan is secured by a mortgage and security interest on the Company’s Atchison plant and equipment.  The note bears interest at 6.00% over the three year treasury index, adjustable quarterly, and is payable in 84 monthly installments of $32, with any balance due on the final installment. See Note 17 for further discussion on this related party transaction.

Leases

Capital Lease Obligations.  Our capital lease obligations consist of a water cooling system capital lease obligation and other capital lease obligations as described below:

Water Cooling System Capital Lease Obligation.   On June 28, 2011, the Company sold a major portion of the new process water cooling towers and related equipment being installed at its Atchison facility to U.S. Bancorp Equipment Finance, Inc. for $7,335 and leased them from U.S. Bancorp pursuant to a Master Lease Agreement and related Schedule.  Monthly rentals under the lease are $110 (plus applicable sales/use taxes, if any) and continue for 72 months with a rate of 2.61%.  The Company may purchase the leased property after 60 months for approximately $1,328 and at the end of the term for fair market value.  Given this continuing involvement, the Company treated this as a financing transaction.  The lessor may, at its option, extend the lease for specified periods after the end of the term if the Company fails to exercise its purchase option.  Under the terms of the Master Lease, the Company is responsible for property taxes and assumes responsibility for insuring and all risk of loss or damage to the property.

Obligations under the Master Lease may be accelerated if an event of default occurs and continues for 10 days.   In addition to payment defaults and breaches of representations and covenants, events of default include defaults under any other agreement with lessor or payment default under any obligation.  In such event, among other matters, lessor may cancel the Master Lease, take possession of the property and seek to recover the present value of future rentals, the residual value of the property and the value of lost tax benefits.

Lenders having liens on the Atchison facility, including its revolving credit lender, Wells Fargo Bank, National Association, entered into mortgagee's waivers with respect to the leased property.  As described in Note 2. Other Balance Sheet Captions, this equipment in included in property, plant and equipment.

Other Capital Lease Obligations.  These were entered in connection with implementation of numerous information technology initiatives and other equipment purchases which have been funded under various capital lease agreements with rates ranging from 0.61% to 7.91%.  These agreements have final maturities ranging from September 2011 to October 2013.  Certain of these leases are secured.  The assets are included in Other Assets on the accompanying consolidated balance sheets.

4.90% Industrial Revenue Bond Obligation.  On December 28, 2006, the Company engaged in an industrial revenue bond transaction with the City of Atchison, Kansas pursuant to which the City (i) under a trust indenture, (“the Indenture“), issued $7,000 principal amount of its industrial revenue bonds (“the Bonds”) to the Company and used the proceeds thereof to acquire from the Company its newly constructed office building and technical innovations center in Atchison, Kansas, (“the Facilities”) and (ii) leased the

Facilities back to the Company under a capital lease (“the Lease”).  The assets related to this transaction are included in property and equipment.

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

The purpose of the transaction was to facilitate certain property tax abatement opportunities available to the Company related to the newly constructed facilities.  The facilities acquired with bond proceeds will receive property tax abatements which terminate upon maturity of the Bonds on December 1, 2016.  The issuance of the Bonds was integral to the tax abatement process.  Financing for the Facilities was provided internally from the Company’s operating cash flow.  Accordingly, upon consummation of the transaction and issuance of the Bonds, the Company acquired all bonds issued for $7,000, excluding transaction fees.  As a result, the Company owns all of the outstanding Bonds.  Because the Company owns all outstanding bonds, management considers the debt de-facto cancelled and, accordingly, no amount for these Bonds is reflected as debt outstanding on the Consolidated Balance Sheets as of June 30, 2011 or 2010.

Leases and Debt Maturities.  The Company leases railcars and other assets under various operating leases.  For railcar leases, the Company is generally required to pay all service costs associated with the railcars.  Rental payments include minimum rentals plus contingent amounts based on mileage.  Rental expenses under operating leases with terms longer than one month were $2,128, $2,940 and $3,431 for the years ended June 30, 2011, 2010 and 2009, respectively.  Minimum annual payments and present values thereof under existing debt maturities, capital leases and minimum annual rental commitments under non-cancelable operating leases are as follows:

		Capital Leases
12-month period ending June 30,*	Long-Term Debt	Minimum Lease Payments	Less Interest	Net Present Value	Total Debt	Operating Leases

2012	$283	$1,589	$167	$1,422	$1,705	$2,571
2013	305	1,535	151	1,384	1,689	2,035
2014	327	1,386	120	1,266	1,593	1,165
2015	352	1,316	88	1,228	1,580	470
2016	249	1,316	55	1,261	1,510	470
Thereafter	-	1,352	22	1,330	1,330	156
Total	$1,516	$8,494	$603	$7,891	$9,407	$6,867
*As described in Note 20.  Subsequent Events, the Company changed its year end to December 31.  The above obligations are shown for the 12-month periods ending June 30.

NOTE 5:	INCOME TAXES

The provision (benefit) for income taxes is comprised of the following:

Years ended,	June 30, 2011	June 30, 2010	June 30, 2009

Current:
Federal	$-	$(4,825)	$(6,800)
State	68	57	(133)
	68	(4,768)	(6,933)

Deferred:
Federal	-	-	(8,815)
State	-	-	2,960
	-	-	(5,855)
Total	$68	$(4,768)	$(12,788)

A reconciliation of the provision for income taxes at the normal statutory federal rate to the provision included in the accompanying consolidated statements of operations is shown below:

Years ended,	June 30, 2011	June 30, 2010	June 30, 2009

“Expected” provision at federal statutory rate	$(463)	$1,387	$(28,598)
State income taxes	(45)	156	(3,801)
State tax credits	-	-	(107)
Change in valuation allowance	204	(6,311)	19,818
Change due to state rate change	320	-	-
Other	52	-	(100)
Provision for income taxes	$68	$(4,768)	$(12,788)
Effective tax rate	(5.5%)	(120.1%)	15.6%

The tax effects of temporary differences related to deferred income taxes shown on the consolidated balance sheets are as follows:

	June 30, 2011	June 30, 2010

Deferred income tax assets:
Post-retirement liability	$2,595	$3,181
Deferred income	1,796	2,094
Stock based compensation	1,558	1,396
Federal operating loss carry-forwards	11,214	12,099
State tax credits	3,022	3,020
State operating loss carry-forwards	6,858	6,907
Other	3,947	4,271
Less: valuation allowance	(13,675)	(14,600)
Gross deferred income tax assets	17,315	18,368

Deferred income tax liabilities:
Fixed assets	(10,878)	(11,686)
Joint venture investment	(1,939)	(1,736)
Other	(4,498)	(4,946)
Gross deferred income tax liabilities	(17,315)	(18,368)
Net deferred income tax liability	$-	$-

The amount of income taxes that the Company pays is subject to ongoing audits by federal and state taxing authorities.  The Company was under joint committee review by the IRS for its tax year ended June 30, 2009, which was completed during the current fiscal year.  The Company believes that it has adequately provided for any reasonably foreseeable outcome related to this matter.  However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessment is made or resolved.

The Company establishes a valuation allowance against certain deferred income tax assets if management believes, based on its assessment of historical and projected operating results and other available facts and circumstances, that it is  more-likely-than-not that all or a portion of the deferred income tax assets will not be realized.  Management reassessed the need for a valuation allowance for its deferred income tax assets.  It was determined that a full valuation allowance was appropriate on its net deferred income tax assets of $13,675, and $14,600 at June 30, 2011 and June 30, 2010, respectively.

As of June 30, 2011, the Company had approximately $32,041 and $87,489 of federal and state net operating loss carry-forwards, respectively.  The federal net operating loss will expire before the end of fiscal year 2029.  Due to varying state carry-forward periods, the state net operating losses will expire between fiscal years 2013 and 2029.  The Company also has state tax credit carry-forwards of approximately $3,022.  The state tax credits will expire in varying periods through fiscal year 2015.

As of June 30, 2011, the total gross amount of unrecognized tax benefits (excluding interest and penalties) was $414, of which $29 would impact the effective tax rate, if recognized.  As of June 30, 2010, the total gross amount of unrecognized tax benefits (excluding interest and penalties) was $365, of which $29 would impact the effective rate, if recognized.  As of June 30, 2009, the total gross amount of unrecognized tax benefits (excluding interest and penalties) was $365, all of which would impact the effective rate, if recognized.

The Company has elected to treat interest and penalties related to tax liabilities as a component of income tax expense.  During the year ended June 30, 2011, the Company recorded a net increase in interest and penalties accrued related to uncertain tax positions of approximately $3 and $0, respectively, as a component of income tax expense.  Accrued interest and penalties were $39 and $13, respectively, as of June 30, 2011.  During the year ended June 30, 2010, the Company recorded a net decrease in interest and penalties accrued related to uncertain tax positions of approximately $13 and $0, respectively, as a component of income tax expense.  Accrued interest and penalties were $36 and $13, respectively, as of June 30, 2010. During the year ended June 30, 2009, the Company recorded a net decrease in interest and penalties accrued related to uncertain tax positions of approximately $177 and $3, respectively, as a component of income tax expense.  Accrued interest and penalties were $49 and $13, respectively, as of June 30, 2009.

The following is a reconciliation of the total amount of unrecognized tax benefits (excluding interest and penalties) for the fiscal years ended June 30, 2011, 2010 and 2009:

	June 30, 2011	June 30, 2010	June 30, 2009
Beginning of year balance	$365	$124	$1,053

Additions for tax positions of prior years	13	228	-
Decreases for tax positions of prior years	-	-	(647)
Additions for tax positions of the current year	36	13	92
Settlements with taxing authorities	-	-	-
Lapse of applicable statute of limitations	-	-	(374)

End of year balance	$414	$365	$124

The Company does not expect the change in the amount of unrecognized tax benefits in the next year to have a significant impact on its results of operations or financial position.

The Company’s federal returns for the fiscal years ended June 30, 2004 through June 30, 2011 are open to examination as a result of the 5-year net operating loss carry-back claim filed for the fiscal year ended June 30, 2009.  The Company’s state income tax returns for the fiscal years ended June 30, 2008 through June 30, 2011 are open to examination.

NOTE 6:	EQUITY

Capital Stock

Common Stock shareholders are entitled to elect four of the nine members of the Board of Directors, while Preferred Stock shareholders are entitled to elect the remaining five members.  Common Stock shareholders are not entitled to vote with respect to a merger, dissolution, lease, exchange or sale of substantially all of the Company’s assets, or on an amendment to the Articles of Incorporation, unless such action would increase or decrease the authorized shares or par value of the Common or Preferred Stock, or change the powers, preferences or special rights of the Common or Preferred Stock so as to affect the Common Stock shareholders adversely.  Generally, Common Stock shareholders and Preferred Stock shareholders vote as separate classes on all other matters requiring shareholder approval.  A majority of the outstanding shares of the company’s preferred stock is held by the MGP Ingredients Voting Trust.  The beneficial interests in the voting trust are held by the Cray Family Trust.  The trustees of the MGP Ingredients Voting Trust are Karen Seaberg, Richard B. Cray and Laidacker M. Seaberg.  Karen Seaberg and Richard B. Cray are also trustees of the Cray Family Trust.

Earnings (Loss) Per Share

The computations of basic and diluted earnings (loss) per share from continuing operations are as follows:

	June 30, 2011	June 30, 2010	June 30, 2009

Net income (loss) from continuing operations attributable to shareholders	$(1,313)	$8,738	$(69,123)
Amounts allocated to participating securities (non-vested shares)	(77)	(i)	(i)
Net income (loss) from continuing operations attributable to common shareholders	$(1,236)	$8,738	$(69,123)

Basic weighted average common shares(ii)	16,726	16,655	16,585
Additional weighted average shares attributable to:
Stock options	(iii)	8	(iii)
Restricted shares	(i)	419	(iv)
Diluted weighted average common shares(iv)	16,726	17,082	16,585

Earnings (loss) per share from continuing operations attributable to common shareholders
Basic	$(0.07)	$0.52	$(4.17)
Diluted	$(0.07)	$0.51	$(4.17)

(i)
The Company adopted ASC 260 10 Earnings Per Share (formerly FSP-EITF 03-6-1) – Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities effective July 1, 2009.  The impacts for the non-vested restricted shares, which constitute a separate class of stock for accounting purposes, did not have a material impact and the Company did not apply the two class method in fiscal 2010 and 2009.  In conjunction with the declaration of the dividend in the first quarter of fiscal 2011, the Company reassessed its earnings per share calculation policy and determined to present the two-class method.  Amounts allocated to participating securities prior to fiscal 2011 were immaterial.

(ii)	All non-vested shares of restricted stock are reflected as outstanding. The Company had non-vested participating securities of 1,088,644 and 843,870 at June 30, 2011 and 2010, respectively.
(iii)	The stock options have not been included in the earnings (loss) per share computation due to the loss experienced this year.
(iv)	The restricted stock awards have not been included in the earnings (loss) per share computation due to the loss experienced during this year.
(v)	Anti-dilutive share units totaled 63,100, 18,000 and 1,043,109 for the years ended June 30, 2011, 2010, and 2009, respectively.

NOTE 7:	COMMITMENTS

The Company purchases its corn requirements for its Atchison plant through a single elevator company.  If the Company fails to purchase at least 13 million bushels each 12 months, it must pay the elevator company $0.03 per bushel for each bushel less than 13 million purchased.  The elevator company may terminate if the Company fails to purchase the specified minimums, in which case the Company would be obligated to pay the elevator company $260 plus the costs incurred by the elevator company in contracting with a different customer for the delivery of corn purchased for the Company pursuant to previously issued Company delivery orders.  The Company has complied with its commitment under this agreement.  The agreement automatically renews each year on August 31. At June 30, 2011, the Company had commitments to purchase corn to be used in operations during the first four weeks of July 2011 totaling $1,070.

The Company has commitments to purchase approximately 1,384 mmbtu of natural gas at fixed prices for the months of July 2011 through July 2012.  The commitment at June 30, 2011 totaled $6,406.

Beginning in the quarter ended December 31, 2008, the Company entered into supply contract for flour for use in the production of protein and starch ingredients.  As a result, the Company no longer purchases wheat directly. The initial term of the agreement, as amended, expires October 23, 2015.

The Company budgeted capital expenditures of approximately $5,935 for the next twelve months.  As of June 30, 2011, the Company had contracts to acquire capital assets of approximately $549, of which $170 relates to the water cooling system project.

NOTE 8:	EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plan.  The Company has an employee stock ownership plan covering all eligible employees after certain eligibility requirements are met.  There were no contributions to the plan for the years ended June 30, 2011, June 30, 2010 or June 30, 2009 and the Company intends to terminate the plan.   Prior contributions had been made in the form of cash and/or additional shares of common stock.

401(k) Plans.  The Company has established 401(k) profit sharing plans covering all employees after certain eligibility requirements are met.  Amounts charged to operations related to the plans totaled $710, $1,061 and $389 for the years ended June 30, 2011, 2010 and June 30, 2009, respectively.

Defined Benefit Retirement Plans.  The Company sponsors two partially funded, noncontributory qualified defined benefit pension plans, which covers substantially all union employees at Atchison and former employees at the Pekin facility.  The benefits under these pension plans are based upon years of qualified credited service; however benefit accruals under the Atchison plan were frozen as of October 15, 2009 and benefit accruals under the Pekin plan were frozen as of December 10, 2009.   The Company’s funding policy is to contribute annually not less than the regulatory minimum and not more than the maximum amount deductible for income tax purposes.  The measurement and valuation date of the plans is June 30.  The Company accrued $23 and $100 related to the plans during fiscal 2011 and 2010,  respectively.

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

The liability for such benefits is unfunded as it is the Company’s policy to fund benefits payable as they come due.  The Company’s measurement date is June 30.  The Company expects to contribute approximately $698 to the plan in fiscal year 2012.

 The amount in accumulated other comprehensive income expected to be recognized as components of net period benefit cost during fiscal year 2012 is approximately $17.  The status of the Company’s plans at June 30, 2011 and June 30, 2010, respectively, was as follows:

	Defined Benefit Retirement Plans		Post-Retirement Benefit Plan
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Change in benefit obligation:
Beginning of year	$4,587	$3,689	$8,170	$8,799
Service cost	-	138	224	197
Interest cost	238	231	408	482
Actuarial loss (gain)	(667)	556	(1,634)	715
Curtailment gain	-	-	-	(501)
Settlement gain	-	-	-	(873)
Benefits paid	(134)	(27)	(670)	(649)
Benefit obligation at end of year	$4,024	$4,587	$6,498	$8,170

The following table shows the change in plan assets based on the Fiscal 2011 and 2010 measurement dates, respectively:

	Defined Benefit Retirement Plans		Post-Retirement Benefit Plan
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Fair value of plan assets at beginning of year	$2,823	$2,228	$-	$-
Actual return on plan assets	651	216	-	-
Employer contributions	100	405	-	-
Benefits paid	(134)	(27)	-	-
Fair value of plan assets at end of year	$3,440	$2,822	$-	$-

Assumptions used to determine accumulated benefit obligations as of the year-end were:

	Defined Benefit Retirement Plans		Post-Retirement Benefit Plan
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Discount rate	5.42%	5.25%	4.71%	5.11%
Average compensation increase	n/a	n/a	4.50%	4.50%
Measurement date	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Assumptions used to determine net benefit cost for the years ended June 30, 2011, 2010 and 2009 were:

	Defined Benefit Retirement Plans			Post-Retirement Benefit Plan
	2011	2010	2009	2011	2010	2009
Expected return on assets	7.00%	7.00%	7.00%	-	-	-
Discount rate	5.25%	6.29%	6.41%	5.11%	6.23%	6.41%
Average compensation increase	n/a	n/a	n/a	4.50%	4.50%	4.50%
Measurement date	June 30, 2011	June 30, 2010	June 30, 2009	June 30, 2011	June 30, 2010	June 30, 2009

The discount rate refers to the interest rate used to discount the estimated future benefit payments to their present value, referred to as the benefit obligation. The discount rate allows the Company to estimate what it would cost to settle the pension obligations as of the measurement date.   The Company determines the discount rate using a yield curve of high-quality fixed-income investments whose cash flows match the timing and amount of the Company's expected benefit payments.

In determining the expected rate of return on assets, the Company considers its historical experience in the plans’ investment portfolio, historical market data and long-term historical relationships as well as a review of other objective indices including current market factors such as inflation and interest rates.

Components of net periodic benefit cost are as follows:

	Defined Benefit Retirement Plans			Post-Retirement Benefit Plan
Years ended,	June 30, 2011	June 30, 2010	June 30, 2009	June 30, 2011	June 30, 2010	June 30, 2009

Service cost	$-	$138	$564	$224	$197	$301
Interest cost	238	231	194	409	482	498
Expected return on assets	(197)	(169)	(175)	-	-	-
Amortization of unrecorded prior service cost	-	13	25	(17)	(24)	(37)
Curtailment loss	-	120	-	-	-	-
Other amortization	136	86	16	88	32	20
Total	$177	$419	$624	$704	$687	$782

Changes in plan assets and benefit obligations recognized in other comprehensive income (loss) are as follows:

	Defined Benefit Retirement Plans			Post-Retirement Benefit Plan
Years ended,	June 30, 2011	June 30, 2010	June 30, 2009	June 30, 2011	June 30, 2010	June 30, 2009

Net actuarial (loss) gain	$1,121	$(509)	$(819)	$1,634	$(715)	$(855)
Recognized net actuarial gain (loss)	136	85	16	88	32	20
Prior service cost recognized due to curtailment	-	-	-	-	(124)	-
Reduction in unrecognized loss due to curtailments and settlements	-	-	-	-	621	-
Amortization of prior service cost	-	133	25	(17)	(24)	(37)
Total income (loss)	$1,257	$(291)	$(778)	$1,705	$(210)	$(872)

A reconciliation of the funded status of the plans with amounts recognized in the Consolidated Balance Sheets is as follows:

	Defined Benefit Retirement Plans		Post-Retirement Benefit Plan
	As of June 30, 2011	As of June 30, 2010	As of June 30, 2011	As of June 30, 2010
Accrued expenses	$24	$100	$-	$-
Other non-current liabilities	560	1,665	-	-
Accrued retirement benefits	-	-	6,498	8,170
Net amount recognized	$584	$1,765	$6,498	$8,170

The following amounts have been recognized in accumulated other comprehensive income:

	Defined Benefit Retirement Plans			Post-Retirement Benefit Plan
	As of June 30, 2011	As of June 30, 2010	As of June 30, 2009	As of June 30, 2011	As of June 30, 2010	As of June 30, 2009
Actuarial net loss (gain)	$(240)	$(1,497)	$(1,073)	$(231)	$(1,954)	$(1,891)
Net prior service cost	-	-	(133)	186	203	350
Net amount recognized	$(240)	$(1,497)	$(1,206)	$(45)	$(1,751)	$(1,541)

The assumed average annual rate of increase in the per capita cost of covered benefits (health care cost trend rate) is as follows:

	Post-Retirement Benefit Plan
Years ended,	June 30, 2011	June 30, 2010	June 30, 2009
Health care cost trend rate	8.50%	8.50%	8.50%
Ultimate trend rate	5.00%	5.50%	6.00%
Year rate reaches ultimate trend rate	2021	2017	2020

A one percentage point increase (decrease) in the assumed health care cost trend rate would have increased (decreased) the accumulated benefit obligation by $376 ($338) at June 30, 2011, and the service and interest cost would have increased (decreased) by $47 ($41) for the year then ended.

As of June 30, 2011, the following expected benefit payments (net of Medicare Part D subsidiary for Post-Retirement Benefit Plan Payments), and the related expected subsidy receipts which reflect expected future service, as appropriate, are expected to be paid to plan participants:

	Defined Benefit Retirement Plan	Post-Retirement Benefit Plan
	Expected Benefit Payments	Expected Benefit Payments	Expected Subsidy Receipts
2012	$154	$698	$32
2013	131	643	31
2014	208	556	31
2015	232	474	30
2016	186	479	28
2017-2021	1,342	3,147	117
Total	$2,253	$5,997	$269

The weighted average asset allocation by asset category is as follows:

	Defined Benefit Retirement Plan
Asset Category	As of June 30, 2011	As of June 30, 2010	Target Allocation
Equity Securities	71%	68%	62%
Debt Securities	23%	29%	26%
Other	6%	3%	12%
Total	100%	100%	100%

The Company’s investment strategy is based on an expectation that equity securities will outperform debt securities over the long term.  Accordingly, the composition of the Company’s plan assets is broadly characterized as a 62%/26%/12% allocation between equity, debt, and other securities.  The strategy utilizes a diversified equity approach using multiple asset classes.  The fixed income portion is actively managed investment grade debt securities (which constitute 80% or more of debt securities) with a lesser allocation to high-yield, international, inflation-protected, and rising rate debt securities.  Of the lesser allocation, any one debt category will be no greater than 10% of the total debt portfolio.  The portfolio may also utilize alternative assets to mitigate risk in the portfolio.

The Company further mitigates investment risk by rebalancing between equity and debt classes to maintain allocation parameters to be within approximately +/- 10% of established targets.  This is done to handle changes in asset allocation caused by Company contributions, monthly benefit payments, and general market volatility. The following table sets forth the Company’s defined benefit retirement plan assets as of June 30, 2011, by level within the fair value hierarchy.

	Fair Value Measurements at June 30, 2011
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$17	$-	$-	$17
Equity Securities:
Domestic equity securities	1,899	-	-	1,899
International equity securities	656	-	-	656
Fixed income securities:
Investment grade domestic bonds	621	-	-	621
International bonds	170	-	-	170
Other	77	-	-	77
Total	$3,440	$-	$-	$3,440

The following table sets forth the Company’s defined benefit retirement plan assets as of June 30, 2010, by level within the fair value hierarchy.

	Fair Value Measurements at June 30, 2010
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$28	$-	$-	$28
Equity Securities:
Domestic equity securities	1,432	-	-	1,432
International equity securities	497	-	-	497
Fixed income securities:			-
Investment grade domestic bonds	649	-	-	649
International bonds	156	-	-	156
Other	60	-	-	60
Total	$2,822	$-	$-	$2,822

Level 1 assets are valued based on quoted prices in active markets for identical securities. The majority of Level 1 assets listed above include exchange traded index funds, bond funds and mutual funds.

Equity-Based Compensation Plans.  The Company has five equity-based compensation  plans, the Stock Incentive Plan of 2004 (the “2004 Plan”), the Stock Incentive Plan of 1996 (the “1996 Plan”), the Stock Option Plan for Outside Directors (the “Directors’ Option Plan”), the 1998 Stock Incentive Plan for Salaried Employees (the “Salaried Plan”) and the Non-Employee Directors' Restricted Stock Plan (the "Directors' Stock Plan"). The Company’s equity based compensation plans provide for the awarding of stock options, stock appreciation rights and shares of restricted common stock (“restricted stock”) for senior executives and salaried employees as well as outside directors.  Compensation expense related to restricted stock awards is based on the market price of the stock on the date the Board of Directors communicates the approved award and is amortized over the vesting period of the restricted stock award.

The consolidated statement of operations for the years ended June 30, 2011, 2010, and 2009 reflects share-based compensation cost of $1,164, $491 and $14, respectively related to these plans.  Following is a description of these plans:

1996 Plan

Under the 1996 Plan, the Company was authorized to grant incentives for up to 1,200,000 shares of the Company’s common stock to key employees.  The term of each award was determined by the committee of the Board of Directors charged with administering the 1996 Plan.  Under the terms of the 1996 Plan, options granted could be either nonqualified or incentive stock options and the exercise price could not be less than the fair value of the Company’s common stock on the date of the grant.  On January 31, 2006, the period in which the Company could grant incentives expired and no further options may be granted.  At June 30, 2011, the Company had outstanding incentive stock options to purchase 37,500 shares under the 1996 plan, all of which were exercisable.  The options originally had ten-year terms and have exercise prices equal to fair market value on the date of grant.

2004 Plan

Under the 2004 Plan, as amended, the Company may grant incentives (including stock options and restricted stock awards) for up to 2,680,000 shares of the Company’s common stock to salaried, full time employees, including executive officers.  The term of each award generally is determined by the committee of the Board of Directors charged with administering the 2004 Plan.  Under the terms of the 2004 Plan, any options granted will be nonqualified stock options, must be exercisable within ten years and must have an exercise price which is not less than the fair value of the Company’s common stock on the date of the grant.  As of June 30, 2011, no stock options and 1,088,644 restricted stock awards (net of forfeitures) had been granted under the 2004 Plan.

Under programs approved by the Company’s Board of Directors annually in fiscal years 2004 through 2007, shares of restricted stock were awarded to senior executives and other employees under plans in which they were eligible.  These annual programs provided for the accelerated vesting of restricted stock after three fiscal years if the Company achieved certain specific operating and financial objectives over such period. If the objectives were not met, the program provided for the vesting of the restricted stock at the end of the seventh fiscal year of the restricted stock award.  Accelerated or partial vesting may be permitted upon a change of control or if employment is terminated as a result of death, disability, retirement or termination without cause.

Under the annual restricted stock program which has been administered under the Company’s 2004 Stock Incentive Plan since fiscal 2008, amounts awarded are conditioned in part on improvements to MEP (as defined below under Annual Cash Incentive plan). Under the program, subject to the availability of shares under the 2004 Stock Incentive Plan, restricted stock awards are made each year and generally are based on a percentage (approximately 85.7 percent) of the increase in MEP over the prior year. However, subject to the discretion of the Human Resources and Compensation Committee, the maximum grant date market value of the awards made for any year to all participants is $4,500 and the minimum grant date market value made in any year to all participants, including years in which the change in MEP is negative, is $1,500.  Shares awarded vest in 5 years and are eligible for dividends during the vesting period. Provisions for forfeiture and accelerated and pro rata vesting generally are similar to those under the guidelines for the Company’s outstanding performance accelerated restricted stock awards.

Directors’ Option Plan

Under the Directors Option Plan, each non-employee or “outside” director of the Company received on the day after each annual meeting of stockholders an option to purchase 2,000 shares of the Company’s common stock at a price equal to the fair market value of the Company’s common stock on such date.  Options became exercisable on the 184th day following the date of grant and expired no later than ten years after the date of grant.  Subject to certain adjustments, a total of 180,000 shares were reserved for annual grants under the Plan. The Plan expired in 2006 and no further options may be granted under it. At June 30, 2011, the Company had outstanding options to purchase 24,000 shares under the Directors’ Option Plan, all of which were exercisable as of June 30, 2011.

Salaried Plan

Under the Salaried Plan, the Company was authorized to grant stock incentives for up to 600,000 shares of the Company’s common stock to full-time salaried employees.  The Salaried Plan provides that the amount, recipients, timing and terms of each award be determined by the Committee of the Board of Directors charged with administering the Salaried Plan.  Under the terms of the Salaried Plan, options granted could be either nonqualified or incentive stock options and the exercise price could not be less than the fair value of the Company’s common stock on the date of the grant.  At June 30, 2011, the Company had outstanding incentive stock options on 1,600 shares under the Salaried Plan, all of which were exercisable.  These options originally had ten-year terms and have exercise prices equal to fair market value of the Company’s common stock as of the date of grant.  On March 5, 2008 the period in which the Company could make awards under the Plan expired and no further awards may be made under the Plan.

Directors’ Stock Plan

In addition to annual awards, under the Directors’ Stock Plan, which was approved by stockholders at the 2006 Annual Meeting, as amended, the Company may grant incentives for up to 175,000 shares of the Company’s common stock to outside directors.  The plan allows for grants to be made on the first business day following the date of each annual meeting of stockholders, whereby each non-employee director is awarded shares of restricted stock with a fair market value of $12,500, as determined on such first business day following the annual meeting.  The shares awarded become fully vested upon the occurrence of one of the following events  (1) the third anniversary of the award date, (2) the death of the director, or (3) a change in control, as defined in the Plan.  The Human Resources and Compensation Committee may allow accelerated vesting in the event of specified terminations.  As of June 30, 2011, 87,411 shares of restricted common stock have been awarded from shares available under the plan.

Stock Options.  The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model.  For the years ended June 30, 2011, 2010 and 2009, no options have been granted.

A summary of the status of stock options awarded under the Company’s stock option plans as of June 30, 2011, 2010 and 2009 and changes during the years then ended is presented below:

	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of Year	168,350	$5.91	276,600	$5.28	421,795	$5.30
Granted	-	-	-	-	-	-
Cancelled/Forfeited	(30,000)	4.75	(53,000)	4.02	(145,195)	5.32
Exercised	(75,250)	6.01	(55,250)	4.57	-	-
Outstanding at end of year	63,100	$6.35	168,350	$5.91	276,600	$5.28

During the years ended June 30, 2011, 2010 and 2009, the aggregate intrinsic value of stock options outstanding and exercisable was $146, $265 and $0, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s average closing stock price on the last ten trading days of the related fiscal year and the exercise price, multiplied by the number of related in-the-money options) that would have been received by the option holders had they exercised their options at the end of the fiscal year. This amount changes based on the market value of the Company’s common stock.  Total intrinsic value of options exercised for the years ended June 30, 2011, 2010 and 2009 (based on the difference between the Company’s stock price on the exercise date and the respective exercise price, multiplied by the number of options determined to be in the money) was $187, $156 and $0, respectively. Cash received from stock option exercises for the years ended June 30, 2011, 2010 and 2009 aggregated $452, $221 and $0, respectively.

Outstanding options are comprised as follows:

	Shares	Exercise Price	Remaining Contractual Lives (Years)	Shares Exercisable at June 30, 2011
The 1996 Plan	17,500	$3.63	2.00	17,500
	10,000	6.45	1.00	10,000
	10,000	5.95	.50	10,000
Salaried Plan	1,600	5.95	.50	1,600
Directors Option Plan	10,000	10.45	4.25	10,000
	8,000	9.09	3.25	8,000
	2,000	4.38	2.25	2,000
	2,000	3.25	1.25	2,000
	2,000	5.58	.25	2,000
Total	63,100			63,100

Restricted Common Stock.  A summary of the status of restricted stock awarded under the Company’s restricted stock plans at June 30, 2011, 2010 and June 30, 2009 and changes during the years then ended is presented below:

	2011		2010		2009
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Non vested balance at beginning of year	843,870	$5.99	932,901	$6.45	235,855	$13.62
Granted	323,629	6.93	53,893	4.32	869,941	4.62
Forfeited	(60,726)	5.99	(116,417)	8.64	(115,736)	8.57
Vested	(18,129)	8.65	(31,507)	6.70	(57,159)	3.76
Non vested balance at end of year	1,088,644	$6.23	843,870	$5.99	932,901	$6.45

During the years ended June 30, 2011, 2010 and 2009, the total fair value of restricted stock awards vested was $157, $185 and $215, respectively.  As of June 30, 2011 there was $3,328 of total unrecognized compensation costs related to stock awards.  These costs are expected to be recognized over a weighted average period of approximately 3 years.

Annual Cash Incentive Plan.  For fiscal years 2009 through 2011, the Company had annual cash incentive plans based upon varying applications of modified economic profit (“MEP”).  The program for fiscal 2011 and 2010 (“Current MEP Program”) varied from that used in fiscal 2009.  Under the Current MEP Program, annual target awards are a percentage of base pay set by the Human Resources and Compensation Committee.  The actual amount of awards that may be paid depend on the percentage of base pay set by the Committee as a target award and the extent to which the improvement in MEP over the base period meets or exceeds targeted growth in MEP as approved by the Committee. The Human Resources and Compensation Committee has discretion under the annual incentive plan to adjust factors used in determining incentive compensation and to include or exclude unusual items.  No incentive compensation is payable if growth is less than 80% of target. Not more than 125% of the targeted bonus award may be paid to a participant, which amount is payable if MEP growth exceeds 110% of target.

For the year ended June 30, 2011, the growth in MEP was measured against fiscal 2010.  The Company did not exceed its targeted growth in MEP of $3,000 in fiscal 2011, and no annual incentive was paid for fiscal 2011.  For the year ended June 30, 2010, growth in MEP was measured against the fourth quarter of fiscal 2009, annualized, and adjusted to eliminate assets then held for sale.  After giving effect to adjustments approved by the Committee for unusual items, the Company surpassed its targeted growth in MEP of $2,250 over the base period and accrued aggregate annual bonuses of $3,018 for fiscal 2010 under the plan.  No amount was accrued under the program in fiscal 2009 since the targets were not achieved.

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

As a result of the closure of the Company’s Atchison flour mill and the protein and starch operations at its Pekin plant, the Company also incurred $3,288 in severance and early retirement costs.  Activity related to the restructuring costs was as follows:

	Year Ended
	June 30 , 2011	June 30 , 2010	June 30, 2009
Balance at beginning of year	$1,123	$1,791	$3,288
Provisions for severance and early retirement costs	-	186	74
Payments and adjustments	(611)	(854)	(1,571)
Balance at end of year	$512	$1,123	$1,791

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

During fiscal 2010, 53 railcars were returned to the lessor.  During fiscal 2010, no activities occurred that required an update to the underlying assumptions for this liability.  No railcars were returned during fiscal 2011, and the Company increased the restructuring accrual during fiscal 2011 because the date of assignment for certain railcars to other third parties had been delayed.  The Company expects the remaining 68 railcars will be returned during the fourth quarter of fiscal 2013.  Activity related to the lease termination restructuring accrual and related costs was as follows:

	Year-Ended
	June 30, 2011	June 30, 2010	June 30, 2009
Balance at beginning of year	$1,562	$2,379	$5,241
Provision for additional expense	249	-	-
Payments and adjustments	(668)	(817)	(2,862)
Balance at end of year	$1,143	$1,562	$2,379

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

Defined benefit pension and post-retirement benefit obligations.  The Company accrues amounts for defined benefit pension and post-retirement benefit obligations as discussed in Note 8. Employee Benefit Plans.  An accrual of $4,025 for defined benefit pension obligations and $6,498 for post-retirement benefit obligations is included in the accompanying 2011 financial statements.  Claim payments and pension obligations based upon actual experience could ultimately differ materially from these estimates.

Inventory valuation.  The Company has recorded the carrying value of its inventories at the lower of cost or market based upon management estimates.  Actual results could differ significantly in the near term.

Impairment.  The Company reviews long-lived assets, mainly equipment, for impairment at year end or if events or circumstances indicate that usage may be limited and carrying values may not be recoverable.  Should events indicate the assets cannot be used as planned, the realization from alternative uses or disposal is compared to the carrying value.  If an impairment loss is measured, this estimate is recognized.  Considerable judgment is used in these measurements, and a change in the assumptions could result in a different determination of impairment loss and/or the amount of any impairment.  The Company recognized a non-cash impairment loss of $10,282 during the year ended June 30, 2009.  While no further impairment losses were recorded during fiscal 2011 and 2010, the Company may incur further impairment losses with respect to these assets if the assumptions that it made when it performed its analysis prove to be incorrect or if it determines that it needs to change its assumptions.  See Note 1 Nature of Operations and Summary of Significant Accounting Policies and Note 9. Restructuring Costs and Loss on Impairment of Assets.

Liability for other restructuring costs.   The Company recorded a liability for other restructuring costs related to expected railcar returns.  During fiscal 2011, $249 of other restructuring costs were charged to the statement of operations due to a delay in the timing by which certain railcars are expected to be assigned to other third parties.  During fiscal 2010, no activities occurred that required an update to the underlying assumptions for this liability.   The Company expects the remaining 68 railcars will be returned during fiscal 2014.  The timing of the returns could ultimately differ materially from this estimate and prove the estimate to be incorrect.  See Note 9. Restructuring Costs and Loss on Impairment of Assets.

Significant customers.  For the year ended June 30, 2011, the Company did not have sales to any individual customer that accounted for more than 10 percent of consolidated net sales.  During the fiscal year end June 30, 2011, the Company’s ten largest customers accounted for approximately 45 percent of consolidated net sales.

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

Significant suppliers.  For the year ended June 30, 2011, the Company had purchases from one grain supplier that approximated 38 percent of consolidated purchases and from another flour supplier that accounted for 26 percent of consolidated purchases.  In addition, the Company’s 10 largest suppliers accounted for approximately 90 percent of consolidated purchases.

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

Tax Valuation Allowance.  The Company establishes a valuation allowance against certain deferred income tax assets if management believes, based on its assessment of historical and projected operating results and other available facts and circumstances, that it is  more-likely-than-not that all or a portion of the deferred income tax assets will not be realized.  Management reassessed the need for a valuation allowance for its deferred income tax assets.  It was determined that a valuation allowance was appropriate on its net deferred income tax assets of $13,675 and $14,600 at June 30, 2011 and June 30, 2010, respectively.

NOTE 12:	OPERATING SEGMENTS

The Company’s operations are classified into three reportable segments:  distillery products, ingredient solutions and other. The distillery products segment consists of food grade alcohol, along with fuel grade alcohol commonly known as ethanol, and distillers feed, which are co-products of our distillery operations. Ingredient solutions consist of specialty starches and proteins, commodity starch and vital wheat gluten (commodity protein).  Mill by-products, consisting primarily of mill feeds or “midds,” have also been included in this segment but have been discontinued with the shutdown of our wheat flour milling operations at the Atchison, Kansas plant in the second quarter of fiscal 2009.  The other segment products are comprised of resins and plant-based polymers and composites manufactured through the further processing of certain of our proteins and starches and wood.

Operating profit (loss) for each segment is based on net sales less identifiable operating expenses.  Non-direct selling, general and administrative, interest expense, investment income and other general miscellaneous expenses have been excluded from segment operations and classified as Corporate.  Receivables, inventories and equipment have been identified with the segments to which they relate.  All other assets are considered as Corporate.

Years Ended,	June 30, 2011	June 30, 2010	June 30, 2009
Sales to Customers
Distillery products	$188,993	$139,990	$204,704
Ingredient solutions	57,765	59,715	82,127
Other	1,157	2,266	4,981
Total	$247,915	$201,971	$291,812

Depreciation and amortization
Distillery products	$4,720	$4,363	$7,095
Ingredient solutions	2,148	2,272	3,022
Other	245	245	246
Corporate	1,730	1,751	1,583
Total	$8,843	$8,631	$11,946

Income (loss) before Income Taxes
Distillery products	$19,720	$16,713	$(24,367)
Ingredient solutions	1,828	9,731	(6,720)
Other	(521)	145	40
Corporate	(21,701)	(22,056)	(24,411)
Impairment of long-lived assets(i)	-	-	(10,282)
Severance and early retirement costs(i)	-	-	(3,288)
Loss on joint venture formation(i)	-	(2,294)	-
Gain (loss) on sale of assets(i)	(322)	1,731	-
Other restructuring costs(i)	(249)	-	(5,241)
Loss on natural gas contract(i)	-	-	(7,642)
Total	$(1,245)	$3,970	$(81,911)

	June 30, 2011	June 30, 2010
Identifiable Assets
Distillery products	$54,051	$47,511
Ingredient solutions	34,059	30,221
Other	1,415	1,777
Corporate	44,106	41,628
Total	$133,631	$121,137

Information about the Company's revenues and assets by geographic area is as follows:

Revenues for the year ended,	June 30, 2011	June 30, 2010	June 30, 2009
United States	$225,996	$183,194	$267,031
Japan(ii)	13,502	10,176	16,379
Canada	2,848	2,876	2,979
Europe	688	886	1,222
Other	4,881	4,839	4,201
Total	$247,915	$201,971	$291,812

Assets,	June 30, 2011	June 30, 2010
United States	$133,289	$120,845
Europe	342	292
Total	$133,631	$121,137

(i)
MGPI’s management reporting does not assign or allocate special charges to the Company’s operating segments.  For purposes of comparative analysis, loss on impairment of long-lived assets, severance and early retirement costs, other restructuring costs, loss on natural gas contract, loss on joint venture formations recognized, gain (loss) on sale of assets and the out-of-period adjustment related to accounts payable for the years ended June 30, 2010 and 2009 have been excluded from our segments.

(ii)	Substantially all of the Company’s sales in Japan are to one customer.

NOTE 13:	SUPPLEMENTAL CASH FLOW INFORMATION

Years Ended,	June 30, 2011	June 30, 2010	June 30, 2009
Non-cash investing and financing activities:
Purchase of property and equipment in Accounts Payable	$1,806	$352	$430
Transfer of assets held for sale to investment in joint ventures	-	29,063	-
Transfer of inventory to investment in joint ventures	-	2,924	-
Transfer of accounts payable to long-term debt	-	11,614	-
Purchase of property and equipment and other assets in capital leases	-	-	1,436
Reclassification of assets held for sale from Property and equipment	-	-	27,979
Stock plan shares issued from treasury	1,350	295	2.936
Additional cash payment information:
Interest paid	515	1,808	2,733
Income tax (paid)/ refunds received	(234)	10,390	-

NOTE 14:	CONTINGENCIES

There are various legal proceedings involving the Company and its subsidiaries.  Except for the following matter, management considers that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or operations of the Company.

In January 2006 the Company entered a consent agreement with the KDHE resolving past allegations relating to permits, emissions levels and compliance with pollution regulations.  Prior to fiscal 2010 the Company made approximately $14,238 in capital expenditures to comply with the consent agreement and paid $66 in civil penalties for instances of non compliance.     During the second half of fiscal 2010, due to increased production activity the Company anticipated that it would exceed the emissions cap imposed by the KDHE in the 2006 consent and began negotiating an amendment to the consent agreement with the KDHE.  This amendment, which was approved by the KDHE in May 2010, required us to complete a closed-loop, process water cooling system project, resulting in significant VOC reduction, in accordance with a scheduled timeline extending over an approximate seventeen month period ending on September 30, 2011.  The Company agreed to pay a $5 per month penalty for any month that it exceeded the rolling 12-month emissions cap imposed in the consent agreement, as well as a $1 per day penalty for each day we might have failed to file monthly progress reports or exceeded established completion dates for various stages of the project.   The Company completed the project during July 2011.  Based upon information available to management, no additional penalties were incurred that would otherwise have required accrual at June 30, 2011.

NOTE 15:	DERIVATIVE INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Instruments.  Certain commodities the Company uses in its production process are exposed to market price risks due to volatility in the prices for those commodities.  The Company has historically used derivative instruments to reduce the risk related to price volatility for corn, flour and natural gas and has managed its exposure through a combination of forward purchases, long-term contracts with suppliers and exchange traded commodity futures and option contracts.  Derivative instruments are recorded as either assets or liabilities, and are measured at fair market value with any changes in fair value being marked to market as a component of cost of sales in the Consolidated Statements of Operations.  Since these derivatives are not accounted for as hedges, fluctuations in the related commodity prices could have a material impact on earnings in any given period.  Changes in fair value of open derivative instruments are recorded as inventory and cost of sales.

The Company’s production process involves the use of natural gas, which it purchases under contracts that require it to commit to the purchase of certain quantities on a monthly basis and allow the Company to lock in prices on such purchase quantities.  Because the quantities involved have always been for amounts to be consumed within the normal production process, the Company has determined that these contracts meet the normal purchases and sales exception as defined under ASC 815, Derivatives and Hedging, and have excluded the fair value to these commitments from recognition within its financial statements until the actual contracts are physically settled.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2011 and 2010, respectively.  At June 30, 2011, $1,827 of corn derivative liabilities related to futures contracts were included in Level 2.  On June 30, 2011, the futures contracts market experienced significant volatility and had reached the maximum daily price allowed by the Chicago Board of Trade (“CBOT”) and was closed prior to the normal closing of the market.    Accordingly, the closing price was not considered to be indicative of the fair value of these futures contracts on June 30, 2011and the Company used the CBOT’s July 1, 2011 opening trading price for these futures contracts as the best indicator of fair value at June 30, 2011.  Given that the fair value of the futures contracts held as of June 30, 2011 were based upon an observable proxy, the Company has classified these contracts as level 2 within the fair value hierarchy.  Management believes that under specific circumstances the opening value on July 1 for these contracts, which increased the unrealized loss recognized by approximately $1,447, was a better estimate of fair value at the end of the fiscal year.

The following table show the fair value of our derivatives, where the derivatives are classified on our Consolidated Balance Sheets and the level, within the fair value hierarchy at both June 30, 2011 and 2010.

			Fair Value Measurements
	Classified	Total	Level 1	Level 2	Level 3
June 30, 2011
Liabilities

Commodity Derivatives (a)	Inventory	$2,254	$427	$1,827	$-

June 30, 2010
Assets

Commodity Derivatives	Inventory	$14	$14	$-	$-

(a)	At June 30, 2011, the Company had net derivative contracts to purchase 3,850,000 bushels of corn through March 2012.

The following table provides the gain or (loss) for the Company’s commodity derivatives and where it was recognized in the Consolidated Statements of Operations.

	Classified	2011	2010

Commodity derivatives	Cost of sales	$11,299	$71

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

Credit Agreement.  The Company entered into its Credit Agreement (amended in January 2011), as more fully discussed in Note 4.  Corporate Borrowings and Capital Lease Obligations.   The Credit Agreement permits the lender to modify or reduce the borrowing base at the lender’s reasonable discretion and to accelerate our debt if an over-advance results.   Any modification to reduce our borrowing base or terminate the Credit Agreement would negatively impact our overall liquidity and may require us to take other actions to preserve any remaining liquidity.  Acceleration of debt under our Credit Agreement could result in acceleration of our other debt obligations discussed in Note 4. Corporate Borrowings and Capital Lease Obligations.

ICP.  The Limited Liability Company Agreement gives either member certain rights to shut down the plant if it operates at a loss.  Such rights are conditional in certain instances but absolute if EBITDA losses aggregate $1,500 over any three consecutive quarters or if ICP's net working capital is less than $2,500.  ICP Holdings also has the right to shut down the plant if ICP is in default under its loan agreement for failure to pay principal or interest for two months.  Both partners have agreed to waive this condition for all periods through June 30, 2011.

An affiliate (sister company) of SEACOR Energy, Inc. has provided funding to ICP through two loans secured by all of the assets of ICP, including the Pekin Plant. Among other matters, losses or working capital deficiencies that would entitle a member of ICP to shut down the plant are events of default under these loan agreements which, upon any requisite notice and/or lapse of time, would entitle the lender to exercise its remedies, including foreclosing on ICP’s assets and, in the case of the working capital deficiency or successive losses, enforcing the plant closure provisions in the Limited Liability Company Agreement referred to above. These provisions relate to ICP having quarterly EBITDA losses that exceed $500, EBITDA losses in three consecutive fiscal quarters equaling or exceeding $1,500 in the aggregate or net working capital of less than $2,500. During fiscal 2011, ICP experienced EBIDTA losses in the quarters ended December 31, 2010 and June 30, 2011.  An affiliate (sister company) of SEACOR Energy, Inc. waived these EBITDA losses through June 30, 2011.

Commodities risk.  Commodity prices for certain raw materials used by the Company and prices for natural gas are subject to significant volatility.  Grain and flour costs are a significant portion of the Company’s costs of goods sold, and historically the cost of such raw materials is subject to substantial fluctuations depending upon a number of factors and over which the Company has no control, including crop conditions, weather, government programs and purchases by foreign governments.  Such variations in costs have had and may continue to have, from time to time, significant effects on the results of the Company’s operations.  The Company expects to only purchase derivatives and enter contracts for future delivery only to protect margins on contracted, and a portion of spot market alcohol sales and expected ingredients sales. Management attempts to recover higher commodity costs experienced through higher sales prices, but market considerations may not always permit this, and even where prices can be adjusted, there would likely be a lag between when the Company incurred higher commodity and natural gas costs and when the Company might be able to increase prices.  To the extent the Company does not enter such derivative contracts or contracts for future delivery and is also unable to timely pass increases in the costs of raw materials to customers under sales contracts, the Company may be adversely impacted by market fluctuations in the cost of grain and natural gas, particularly when such fluctuations are volatile.

Workforce subject to collective bargaining.  As of June 30, 2011, the Company had 192 employees, 97 of whom are covered by collective bargaining agreements with one labor union.  The agreement, which expires on August 31, 2014, covers employees at the Atchison Plant.  As of June 30, 2010, the Company had 193 employees.

As of June 30, 2011, the Company’s joint venture, ICP, had 64 employees, of which 37 were covered by a collective bargaining agreement with one labor union.  This agreement expires on October 31, 2016.  As of June 30, 2010, ICP had 61 employees.

NOTE 17:	RELATED PARTY TRANSACTIONS

Information related to the Company’s related party transactions is as follows:

Transactions with ICP and ICP Holdings
The Company has entered into various agreements with ICP and ICP Holdings including a Contribution Agreement, an LLC Interest Purchase Agreement, a Limited Liability Company Agreement and a Marketing Agreement. These agreements are further described in Note 3.

As of June 30, 2011 and 2010, the Company recorded $6,166 and $4,951, respectively of amounts due to ICP that is included in the Accounts Payable to affiliate, net caption on the accompanying Consolidated Balance Sheet and purchased approximately $57,482 and $17,342 of product from ICP during the fiscal years ended June 30, 2011 and 2010, respectively, which is included in the Cost of Sales caption of the Consolidated Statements of Operations.

Randy M. Schrick serves as the Vice President of Engineering of the Company and President of ICP.

Long term debt
At June 30, 2009, the Company had $2,000 outstanding on a 7.00% Secured Promissory Note due March 2011 (as amended).  The note was due to the Cloud L. Cray, Jr. Trust (“Cray Trust”).  Mr. Cray, who is settlor and trustee of the Cray Trust, is a director of the Company and its principal stockholder with an approximate 20 percent beneficial ownership interest in the common stock of the Company.  At the time the loan to the Company was made, Mr. Cray was also a trustee of the voting trust which owned a controlling interest in the Company’s preferred stock.  On December 21, 2009, the Company paid $2,101 to the Cray Trust in full payment of all amounts due under the note and obtained release of remaining liens.

On July 20, 2009, Union State Bank – Bank of Atchison (“Bank of Atchison”), which previously had loaned the Company $1,500, agreed to loan the Company an additional $2,000.  The Company’s President and Chief Executive Officer, Mr. Newkirk, is a director of the Bank.  At June 30, 2011 and 2010, the Company had $1,516 and $1,783 outstanding, respectively on a 6.00% Secured Promissory Noted, due monthly to July 2016.

On April 15, 2009, the Company borrowed $2,800 from Exchange National Bank & Trust Co. of Atchison.  At June 30, 2009, the Company had $2,768 outstanding on 7% Secured Promissory Note due July 2010 (as amended).  Ladd Seaberg, the Company’s former Chairman of the Board, son-in-law of Mr. Cloud L. Cray, Jr., spouse to a member of the Board of Directors and a voting trustee of the voting trust, is a director on the Exchange National Bank & Trust Co. of Atchison’s board.  On November 20, 2009, the Company repaid the remaining balance of $2,811 from proceeds of the sale of a 50% interest in ICP in full satisfaction of its obligations under this loan and obtained release of the related liens.

Consulting contract
The Company had a consulting contract with Ladd Seaberg, its former Chairman of the Board, who is also the son-in-law of Mr. Cloud L. Cray, Jr., spouse of a member of the Board of Directors and a voting trustee of the voting trust.  Under the contract, $250 was payable annually in exchange for consulting services.  The contract expired June 14, 2011.

NOTE 18:	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Adopted by the Company in fiscal 2011

Consolidation of Variable Interest Entities

June 2009, the FASB issued Accounting Standards Update No. 2009-17, Consolidations (ASC 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”).  ASU 2009-17 provides new guidance on the consolidation of variable interest entities (“VIE”) in response to concerns about the application of certain key provisions of pre-existing guidance, including those regarding the transparency of the involvement with a VIE. Specifically, ASU 2009-17 requires a qualitative approach to identifying a controlling financial interest in a VIE and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. In addition, ASU 2009-17 requires additional disclosures about the involvement with a VIE and any significant changes in risk exposure due to that involvement.  ASU 2009-17 is effective for fiscal years beginning after November 15, 2009. The Company adopted the new guidance effective July 1, 2010 and it did not have a material impact on the Company’s financial position, results of operations or cash flows.

Not yet adopted by the Company

Proposed Amendments to Current Accounting Standards

The FASB is currently working on amendments to existing accounting standards governing a number of areas including, but not limited to, accounting for leases. In August 2010, the FASB issued an exposure draft, “Leases” (the “Exposure Draft”), which would replace the existing guidance in ASC 840 – Leases.  Under the Exposure Draft, among other changes in practice, a lessee’s rights and obligations under all leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. Subsequent to the end of the related comment period, the FASB made several amendments to the exposure draft, including revising the definition of the “lease term” to include the non-cancelable lease term plus only those option periods for which there is significant economic incentive for the lessee to extend or not terminate the lease. The FASB also redefined the initial lease liability to be recorded on the Company’s balance sheet to contemplate only those variable lease payments that are in substance “fixed”. The final standard is expected to be issued in the second half of 2011. When and if effective, this proposed standard will likely have an impact on the Company’s consolidated financial statements. However, as the standard-setting process is still ongoing, the Company is unable to determine the impact this proposed change in accounting will have on its consolidated financial statements at this time.

Presentation of Comprehensive Income

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which was issued to enhance comparability between entities that report under U.S. GAAP and International Financial Reporting Standards, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which corresponds to the Company’s first quarter of fiscal 2012. Early adoption of the new guidance is permitted and full retrospective application is required. The Company is currently evaluating the effect that the provisions of this pronouncement will have on its financial statements.

NOTE 19:QUARTERLY FINANCIAL DATA (UNAUDITED)

	2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data amounts)

Net sales	$68,798	$64,188	$57,951	$56,978
Cost of sales	71,586	57,669	49,159	46,624
Gross profit	(2,788)	6,519	8,792	10,354
Selling, general and administrative	4,880	5,690	4,360	6,227
Other operating costs	176	-	55	273
Loss (gain) on sale of assets	-	-	33	289
Other restructuring costs	249	-	-	-
Income (loss) from operations	(8,093)	829	4,344	3,565
Other income (expense), net	2	3	-	3
Interest expense	-	(92)	(141)	(125)
Equity in earnings (loss) of joint ventures	(2,296)	124	(957)	1,589
Income (loss) before income taxes	(10,387)	864	3,246	5,032
Provision (benefit) for income taxes	(129)	163	4	30
Net income (loss)	$(10,258)	$701	$3,242	$5,002

Per Share Data(i)(ii)
Total basic earnings (loss) per common share	$(0.58)	$0.04	$0.18	$0.28
Total diluted earnings (loss) per common share	$(0.58)	$0.04	$0.18	$0.28

Dividends per Common Share	$-	$-	$-	$0.05

Stock price ranges:
Common
-High	$9.00	$11.06	$11.90	$8.15
-Low	$7.75	$7.90	$8.14	$6.46

(i)
The Company adopted ASC 260 Earnings Per Share (formerly FSP-EITF 03-6-1) – Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities effective July 1, 2009.  The impacts for the non-vested restricted shares, which constitute a separate class of stock for accounting purposes, did not have a material impact and the Company did not apply the two class method in fiscal 2010.  In conjunction with the declaration of the dividend in the first quarter of fiscal 2011, the Company reassessed its earnings per share calculation policy and determined to present the two-class method prospectively.

(ii)	Total basic and diluted losses per common share do not equal the annual amounts of ($0.07) and ($0.07), respectively, due to rounding.

	2010(i)(ii)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data amounts)

Net sales	$54,359	$49,269	$48,094	$50,249
Cost of sales	47,129	44,302	39,584	40,412
Gross profit	7,230	4,967	8,510	9,837
Selling, general and administrative	6,033	5,075	5,004	4,596
Other operating costs (iii)	245	521	455	797
Loss (gain) on joint venture formation	(753)		3,047	-
Gain on sale of assets (iii)	(1,031)	-	(500)	(200)
Income (loss) from operations	2,736	(629)	504	4,644
Other income, net	621	1	2	21
Interest expense	(151)	(280)	(537)	(789)
Equity in earnings (loss) of joint ventures	(734)	(1,541)	150	(48)
Income (loss) before income taxes	2,472	(2,449)	119	3,828
Provision (benefit) for income taxes	(4)	(195)	(4,659)	90
Net income (loss)	$2,476	$(2,254)	$4,778	$3,738

Per Share Data (iv)(v)
Total basic earnings (loss) per common share	$0.15	$(0.14)	$0.29	$0.23
Total diluted earnings (loss) per common share	$0.14	$(0.14)	$0.28	$0.22

Dividends per Common Share	$-	$-	$-	$-

Stock price ranges:
Common
-High	$8.62	$7.78	$9.62	$4.39
-Low	$5.75	$6.36	$3.91	$2.29

(i)	Refer to Note 1 for discussion of out-of-period adjustments.
(ii)
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

(iii)	The first quarter results include a reclassification of $200 from other operating costs to gain on sale of assets.
(iv)	Total basic and diluted losses per common share do not equal the annual amounts of $0.52 and $0.51, respectively, due to rounding.
(v)
The Company adopted ASC 260 Earnings Per Share (formerly FSP-EITF 03-6-1) – Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities effective July 1, 2009.  The impacts for the non-vested restricted shares, which constitute a separate class of stock for accounting purposes, did not have a material impact and the Company did not apply the two class method in fiscal 2010.

NOTE 20:	SUBSEQUENT EVENTS

Effective July 1, 2011, the Company elected to restart hedge accounting for qualifying commodity futures and options derivative contracts entered into after this date.

On August 25, 2011 the Company elected to change its fiscal year end from June 30 to December 31.  The change will be effective at the start of calendar 2012.  The Company will file a transition report for the period beginning July 1, 2011and ending December 31, 2011 on Form 10-K.

On August 25, 2011, the Company made an award of 256,000 shares of restricted stock (non-vested shares) with a fair value of $5.85 per share under the Company’s 2004 Stock Incentive Plan.  The value of those shares at the grant date aggregated $1,498.

On August 25, 2011 the Board of Directors approved a dividend of $0.05 per common share.  The dividend will be paid on October 13, 2011 to common stockholder of record on September 15, 2011.

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

CHANGES IN INTERNAL CONTROLS

There has been no change in the Company’s internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect MGP Ingredients, Inc.’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the information under Election of Directors at pages 3 to 6 of the Proxy Statement, the information relating to the Audit Committee in the first paragraph of Certain Information Concerning The Board And Its Committees – Standing Committees; Meetings; Independence at page 8 of the Proxy Statement and in the second paragraph of Certain Information Concerning The Board And Its Committees – Audit Committee at page 9 of the Proxy Statement, and Section 16(a) Beneficial Ownership Reporting Compliance at page 29 of the Proxy Statement.

The Company has adopted a code of ethics that applies to all its employees, including the principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy is filed as an exhibit to this report.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference to the information in Executive Compensation and Other Information, at pages  12-27 of the Proxy Statement,  the information relating to the Human Resources and Compensation Committee in the first paragraph of Certain Information Concerning The Board And Its Committees – Standing Committees; Meetings; Independence at page 8 of the Proxy Statement and Certain Information concerning the Board and its Committees – Compensation Committee Interlocks and Insider Participation and Human Resources and Compensation Committee Report at page 12 of the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the information under Principal Stockholders on pages 27 to 29 of the Proxy Statement.

The following is a summary of securities authorized for issuance under equity compensation plans as of June 30, 2011:

	(A) Number of shares to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted-average of exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (*)

Equity compensation plans approved by security holders	63,100	$6.35	1,688,168
Equity compensation plans not approved by security holders	-	-	-
Total	63,100	$6.35	1,688,168

(*)  Of these securities, as of June 30, 2011, 1,600,579 shares may also be issued as performance or restricted stock awards under the terms of the Stock Incentive Plan of 2004 and 87,589 may be issued as restricted stock awards under the terms of the Directors’ Stock Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the information in the third paragraph under Certain Information Concerning the Board and its Committees – Standing Committees; Meetings; Independence on page 9 of the Proxy Statement and to the information under Related Transactions on pages 29 to 30 of the Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the information under Audit and Certain Other Fees Paid Accountants on pages 30 to 31 of the Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements are filed as part of this report:

KPMG LLPs Report on Financial Statements.
Consolidated Statements of Operations – for the Three Years Ended June 30, 2011, 2010 and 2009.
Consolidated Balance Sheets at June 30, 2011 and June 30, 2010
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) – for the Three Years Ended June 30, 2011, 2010 and 2009.
Consolidated Statements of Cash Flow – for the Three Years Ended June 30, 2011, 2010 and June 30, 2009.
Notes to Consolidated Financial Statements.

(b)	Financial Statement Schedules:

II – Valuation and Qualifying Accounts.

All other schedules are omitted because they are not applicable or the information is contained in the Consolidated Financial Statement or notes thereto.

(c)	Separate Financial Statements of Subsidiaries Not Consolidated

The following financial statements of Illinois Corn Processing, LLC are as follows:

Independent Auditors’ Report

Balance Sheets at December 31, 2010 and 2009

Statements of Operations for the year ended December 31, 2010 and the period November 20, 2009 (Inception) to December 31, 2009

Statements of Changes in Members’ Equity for the year ended December 31, 2010 and the period November 20, 2009 (Inception) to December 31, 2009

Statements of Cash Flows for the year ended December 31, 2010 and the period November 20, 2009 (Inception) to December 31, 2009

Independent Auditors’ Report

The Board of Advisors

Illinois Corn Processing LLC:

We have audited the accompanying balance sheets of Illinois Corn Processing LLC as of December 31, 2010 and 2009, and the related statements of operations, changes in members’ equity and comprehensive loss, and cash flows for the year ended December 31, 2010, and for the period November 20, 2009 (Inception) through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Illinois Corn Processing LLC as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the year ended December 31, 2010, and for the period November 20, 2009 (Inception) through December 31, 2009 in conformity with U.S. generally accepted accounting principles.

KPMG LLP

June 24, 2011

ILLINOIS CORN PROCESSING LLC
Balance Sheets
	December 31,
Assets	2010	2009
	(in thousands)
Current assets:
Cash	$2,607	$2,000
Margin deposits	1,631	—
Trade receivables:
Due from affiliates	4,454	58
Due from nonaffiliates	1,289	36
Deposits	3,473	—
Inventories	14,373	2,300
Derivative assets	1,241	—
Prepaid expenses	718	337
Total current assets	29,786	4,731
Property and equipment	34,239	29,064
Accumulated depreciation	(5,478)	(199)
Net property and equipment	28,761	28,865
	$58,547	$33,596
Liabilities and Members’ Equity
Current liabilities:
Current portion of long-term debt:
Due to SEACOR	$1,053	$789
Due to nonaffiliates	1,205	—
Accounts payable:
Due to affiliates	754	1,693
Due to nonaffiliates	4,963	669
Accrued wages and benefits	461	72
Accrued interest:
Due to SEACOR	76	7
Due to nonaffiliates	142	—
Accrued property taxes	192	21
Derivative liabilities	2,486	—
Total current liabilities	11,332	3,251
Long-term debt:
Due to SEACOR	16,024	1,211
Due to nonaffiliates	1,840	—
Accumulated post-retirement benefits	416	—
Total liabilities	29,612	4,462
Members’ equity:
Contributed capital	32,000	30,000
Accumulated deficit	(2,723)	(866)
Accumulated other comprehensive loss	(342)	—
Total members’ equity	28,935	29,134
	$58,547	$33,596
See accompanying notes to financial statements.

ILLINOIS CORN PROCESSING LLC
Statements of Operations
		November 20,
		2009
	Year ended	(inception) to
	December 31,	December 31,
	2010	2009
	(in thousands)
Net sales	$120,380	$33
Cost of sales:
Finished goods	110,686	588
Derivative losses, net	3,977	—
Gross profit (loss)	5,717	(555)
Selling, general, and administrative expenses	1,400	105
Depreciation	5,279	199
Gains on asset dispositions	40	—
Operating loss	(922)	(859)
Interest expense:
SEACOR	(783)	(7)
Nonaffiliates	(152)	—
Net loss	$(1,857)	$(866)
See accompanying notes to financial statements.

ILLINOIS CORN PROCESSING LLC
Statements of Changes in Members’ Equity
(in thousands)
			Accumulated
			Other
	Contributed	Accumulated	Comprehensive		Comprehensive
	Capital	Deficit	Loss	Total	Loss
November 20, 2009 (inception)	$30,000	$—	$—	$30,000
Net loss	—	(866)	—	(866)	$(866)
December 31, 2009	30,000	(866)	—	29,134	$(866)
Contribution of capital	2,000	—	—	2,000
Net loss	—	(1,857)	—	(1,857)	$(1,857)
Postretirement benefit obligation	—	—	(342)	(342)	(342)
December 31, 2010	$32,000	$(2,723)	$(342)	$28,935	$(2,199)
See accompanying notes to financial statements.

ILLINOIS CORN PROCESSING LLC
Statements of Cash Flows
		November 20,
		2009
	Year ended	(inception) to
	December 31,	December 31,
	2010	2009
	(in thousands)
Cash flows from operating activities:
Net loss	$(1,857)	$(866)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,279	199
Postretirement benefit expense	74	—
Gains on disposition of assets	(40)	—
Derivative losses, net	3,977	—
Cash settlements on derivative transactions, net	(2,732)	—
Increase in margin deposits	(1,631)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,649)	(94)
Inventories	(12,085)	(2,300)
Prepaid expenses and deposits	(3,854)	(337)
Accounts payable and accrued expenses	4,126	2,461
Net cash used in operating activities	(14,392)	(937)
Cash flows from investing activities:
Purchases of property and equipment	(5,163)	(29,063)
Proceeds from disposition of property and equipment	40	—
Net cash used in investing activities	(5,123)	(29,063)
Cash flows from financing activities:
Capital contributions from members	2,000	30,000
Proceeds from equipment financing and other long-term debt	3,308	—
Principal payments on equipment financing and other long-term debt	(263)	—
Proceeds from SEACOR term loan	8,000	2,000
Principal payments on SEACOR term loan	(2,223)	—
Proceeds from revolving credit facility	28,700	—
Principal payments on revolving credit facility	(19,400)	—
Net cash provided by financing activities	20,122	32,000
Increase in Cash	607	2,000
Cash, Beginning of Year	2,000	—
Cash, End of Year	$2,607	$2,000
Supplemental information:
Interest paid	$734	$—
See accompanying notes to financial statements.

ILLINOIS CORN PROCESSING LLC

Notes to Financial Statements

December 31, 2010 and 2009

(1)	Nature of Operations and Accounting Policies

(a)	Nature of Operations

Illinois Corn Processing LLC (the Company) consists of two members, Illinois Corn Processing Holdings Inc. and MGP Ingredients, Inc. (MGP). Illinois Corn Processing Holdings Inc. is a wholly owned subsidiary of SEACOR Energy Group Inc. (along with its other majority-owned subsidiaries and SEACOR Holdings Inc. and its majority-owned subsidiaries, collectively referred to as SEACOR). The Company was formed on November 20, 2009 (Inception) through MGP’s contribution of a previously idled manufacturing plant and the sale of a 50% interest to SEACOR for $15.0 million in cash. Capital contributions, distributions, and allocations of net income or loss are made based on each member’s proportionate share of ownership, and the liability of the members is limited to their investment in the Company.

Upon formation of the Company, SEACOR provided funding to the Company through a $10.0 million term loan with a maturity in November 2014 and a $20.0 million revolving credit facility with a maturity in November 2012, subject to certain borrowing restrictions, both of which are secured by all of the assets of the Company (see Note 4).

The Company is in the business of manufacturing alcohol for beverage, industrial, and fuel applications. The finished goods are sold exclusively to MGP and SEACOR in accordance with marketing agreements between the Company, MGP, and SEACOR. Certain coproducts and by-products of the manufacturing process are sold to other unrelated third parties.

(b)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include those related to the allowance for doubtful accounts, impairments, certain accrued liabilities, and postretirement benefit obligations. Actual results could differ from those estimates and those differences may be material.

(c)	Subsequent Events

The Company has performed an evaluation of subsequent events through June 24, 2011, the date the financial statements were available to be issued.

(d)	Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. Revenue is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. Revenue that does not meet these criteria is deferred until the criteria are met.

The Company earns revenues from the sale of alcohol, coproducts, and by-products. Revenues and related costs from these sales are recorded when title transfers to the buyer.

ILLINOIS CORN PROCESSING LLC

Notes to Financial Statements

December 31, 2010 and 2009

(1)	Nature of Operations and Accounting Policies (continued)

(e)	Trade Receivables

The Company’s primary customers are its two members. Customers are granted credit on a short-term basis and credit risks are considered minimal. The Company routinely reviews its trade receivables and makes provisions for doubtful accounts based on existing customer and economic conditions; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted. As of December 31, 2010 and 2009, the Company had no allowance for doubtful accounts.

(f)	Margin Deposits

The Company’s margin deposits consist of cash on deposit with its futures commission merchant in support of its open derivative contracts (see Note 3). The amount of margin deposit required to be maintained varies and is based on the number of open derivative contracts and the fair value of those contracts. As of December 31, 2010, the Company’s margin deposits exceeded its net derivative liability by $0.4 million.

(g)	Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Inventories consist of finished goods (alcohol), raw materials in the form of agricultural commodities used in the production process, and certain spares for the manufacturing and production facility.

As of December 31, the Company’s inventories consisted of the following (in thousands):

	2010	2009
Raw materials	$3,831	$318
Finished goods	8,981	981
Work in process	1,405	77
Maintenance materials	980	924
Lower of cost or market reserve	(824)	—
	$14,373	$2,300

(h)	Derivative Instruments

The Company accounts for derivatives through the use of a fair value concept whereby all of the Company’s derivative positions are stated at fair value in the accompanying balance sheets. Realized and unrealized gains and losses on derivatives are reported in the accompanying statements of operations as derivative gains (losses), net. As of December 31, 2010 and 2009, the Company had not designated any of its derivative instruments as fair value or cash flow hedges.

(i)	Concentrations of Credit Risk

The Company is exposed to concentrations of credit risk associated with its cash and cash equivalents, raw material purchase commitments, and derivative instruments. The Company minimizes its credit risk relating to these positions by monitoring the financial condition of the financial institutions and counterparties involved

ILLINOIS CORN PROCESSING LLC

Notes to Financial Statements

December 31, 2010 and 2009

(1)	Nature of Operations and Accounting Policies (continued)

and by primarily conducting business with large, well-established financial institutions and diversifying its counterparties. The Company does not currently anticipate nonperformance by any of its significant counterparties. The Company is also exposed to concentrations of credit risk relating to its receivables due from customers as described above. The Company does not generally require collateral or other security to support its outstanding receivables. The Company minimizes its credit risk relating to receivables by performing ongoing credit evaluations and, to date, credit losses have not been material.

(j)	Property and Equipment

Equipment, stated at cost, is depreciated using the straight-line method over the estimated useful life of the asset to an estimated salvage value.

As of December 31, 2010, the estimated useful life (in years) of each of the Company’s newly constructed major asset classes was as follows:

Warehouse, buildings, and improvements	25
Machinery and equipment	5 – 20

The Company’s major classes of property and equipment as of December 31 were as follows (in thousands):

	2010	2009
Land	$1,100	$2,500
Warehouses, buildings, and improvements	3,533	4,065
Machinery and equipment	29,315	22,499
Construction in progress	291	—
	$34,239	$29,064

Depreciation expense totaled $5.3 million for the year ended December 31, 2010 and $0.2 million for the period Inception through December 31, 2009.

Equipment maintenance and repair costs are expensed as incurred.

ILLINOIS CORN PROCESSING LLC

Notes to Financial Statements

December 31, 2010 and 2009

(1)	Nature of Operations and Accounting Policies (continued)

(k)	Impairment of Long-Lived Assets

The Company performs an impairment analysis of long-lived assets used in operations when indicators of impairment are present. If the carrying values of the assets are not recoverable, as determined by the estimated undiscounted cash flows, the carrying values of the assets are reduced to fair value. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. During the year ended December 31, 2010 and the period Inception through December 31, 2009, the Company recognized no impairment charges related to long-lived assets held for use.

(l)	Income Taxes

The income or loss of the Company is included in the taxable income or loss of its individual members, and therefore, no provision for income taxes is included in the accompanying financial statements.

(m)	Postretirement Benefit Plan

The Company sponsors a postretirement benefit plan that provides life insurance and medical benefits to certain retired employees (see Note 5). The Company periodically measures the obligation for this plan using actuarial techniques that reflect management’s assumptions for certain factors that impact the determination of the obligation and recognizes an asset or liability in the accompanying balance sheets based on the funded status of the plan. The Company’s obligation under this plan was unfunded as of December 31, 2010.

(n)	Comprehensive Loss

Comprehensive loss is the total of net loss and all other changes in equity of an enterprise that result from transactions and other economic events of a reporting period other than transactions with owners. The Company has chosen to disclose comprehensive loss in the accompanying statements of changes in equity. The Company’s other comprehensive loss comprises changes in postretirement benefit obligations.

(2)	Fair Value Measurements

The fair value of an asset or liability is the price that would be received to sell an asset or transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company utilizes a fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value and defines three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, or inputs derived from observable market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities.

ILLINOIS CORN PROCESSING LLC

Notes to Financial Statements

December 31, 2010 and 2009

(2)	Fair Value Measurements (continued)

The Company’s financial assets and liabilities as of December 31, 2010 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$1,241	$—	$—
Liabilities:
Derivative instruments	$2,486	$—	$—

The estimated fair value of the Company’s other financial assets and liabilities as of December 31 was as follows (in thousands).

	2010		2009
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Assets:
Cash	$2,607	2,607	$2,000	$2,000
Margin Deposits	1,631	1,631	—	—
Liabilities:
Long-term debt, including current portion	20,122	20,258	2,000	2,000

The carrying value of cash and cash equivalents and margin deposits approximates fair value. For certain of the Company’s long-term debt carrying value approximates fair value as the interest rate is variable. The fair value of the Company’s other long-term debt was estimated using discounted cash flow analyses based on estimated current rates for similar types of arrangements. Considerable judgment was required in developing certain of the estimates of fair value, and accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

ILLINOIS CORN PROCESSING LLC

Notes to Financial Statements

December 31, 2010 and 2009

(3)	Derivative Instruments and Hedging Strategies

Derivative instruments are classified as either assets or liabilities based on their individual fair values. Derivative assets and liabilities are included in derivative assets and derivative liabilities, respectively, in the accompanying balance sheets. For the year ended December 31, 2010, the Company had not designated any of its derivative activities as hedging instruments. The fair values of the Company’s derivative instruments as of December 31 were as follows (in thousands):

	2010		2009
	Derivative	Derivative	Derivative	Derivative
	asset	liability	asset	liability
Exchange-traded commodity swap and future contracts:
Corn	$617	$—	$—	$—
Natural gas	68	—	—	—
Ethanol	556	2,486	—	—
	$1,241	$2,486	$—	$—

The Company recognized gains (losses) on derivative instruments for the periods ended December 31 as follows (in thousands):

	Derivative gains (losses), net
	2010	2009
Exchange-traded commodity swap and future contracts:
Corn	$4,704	$—
Natural gas	(1,343)	—
Ethanol	(7,338)	—
	$(3,977)	$—

The Company has entered into and settled positions in various exchange-traded commodity swap and future contracts (primarily corn, natural gas, and ethanol) to protect its inventories from market changes and to provide value to the Company should there be a sustained decline in the price of commodities that could lead to a reduction in the cash flows of the Company.

ILLINOIS CORN PROCESSING LLC

Notes to Financial Statements

December 31, 2010 and 2009

(4)	Long-Term Debt

The Company’s borrowings as of December 31 were as follows (in thousands):

	2010	2009
Term loan (due to SEACOR)	$7,777	$2,000
Revolving credit facility (due to SEACOR)	9,300	—
Equipment financing and other (due to nonaffiliates)	3,045	—
	20,122	2,000
Portion due within one year	(2,258)	(789)
	$17,864	$1,211

The Company’s long-term debt maturities for the years ended December 31 are as follows (in thousands):

2011	$2,258
2012	11,248
2013	1,998
2014	4,618
$20,122

(a)	Term Loan

On November 20, 2009, upon formation of the Company, SEACOR provided funding to the Company through a $10.0 million term loan (the Term Loan) with a maturity in November 2014 secured by all of the Company’s assets. Interest on the Term Loan is equal to the 30-day LIBOR plus an applicable margin of 550 basis points and resets monthly. Beginning June 30, 2010, minimum principal payments are due quarterly as defined. Additional principal payments are required to be made quarterly, also beginning June 30, 2010, based on minimum earnings requirements, as defined. During the year ended December 31, 2010, the Company made scheduled minimum principal payments of $0.8 million and additional principal payments of $1.4 million. For the quarters ended December 31, 2009 and March 31, 2010, the Company was not in compliance with a loan covenant requiring the Company’s quarterly EBITDA, as defined, not to exceed a $0.5 million loss. The Company did not meet the quarterly EBITDA covenant for the periods indicated due to a longer than anticipated start-up period for the idled manufacturing facility. The Company received a waiver from SEACOR for the two quarters it was not in compliance and has been in compliance with that covenant for each quarter ended subsequent to March 31, 2010.

ILLINOIS CORN PROCESSING LLC

Notes to Financial Statements

December 31, 2010 and 2009

(4)	Long-Term Debt (continued)

(b)	Revolving Credit Facility

On November 20, 2009, upon formation of the Company, SEACOR also provided funding to the Company through a $20.0 million revolving credit facility (the Revolver) with a maturity in November 2012, subject to certain borrowing restrictions and secured by all of the Company’s assets. The amount available for borrowing at any given time is determined by formula based on the current outstanding balance, the amount of the Company’s outstanding accounts receivable balance, and the carrying value of its inventories. Interest on the Revolver is equal to the 30-day LIBOR plus an applicable margin of 550 basis points and resets monthly. During the year ended December 31, 2010, the Company made net borrowings on the Revolver of $9.3 million, and as of December 31, 2010, $3.1 million of availability remained under the Revolver.

(c)	Equipment Financing

On January 29, 2010, the Company secured $2.7 million in equipment financing (the Equipment Financing), with a maturity in January 2013, for the acquisition of certain equipment used in the Company’s manufacturing process. The Equipment Financing requires three annual principal and interest payments of $1.0 million each beginning in January 2011 through 2013. The imputed interest rate on the Equipment Financing is 5.73% per annum. As of December 31, 2010, the outstanding balance on the Equipment Financing was $2.7 million.

(d)	Covenants

The term loan and revolver also have covenants including among other matters provisions that specify (i) ICP shall not suffer three consecutive fiscal quarters of EBITDA losses (as defined) equaling or exceeding $1.5 million in the aggregate; or (ii) at any time have net working capital less than $2.5 million.  In the event EBITDA losses were incurred in three consecutive quarters either MGP or Seacor would have the right to shut down the plant and amounts due under the term loan and revolver immediately become due and payable.

(e)	Other

The Company’s other obligation consists of insurance financing and is payable through 2011. As of December 31, 2010, the outstanding balance on the insurance financing was $0.4 million.

(5)	Benefit Plans

(a)	Savings Plan

The Company provides a defined contribution plan to its employees (the Savings Plan). The Company’s contribution to the Savings Plan is limited to 7% of certain employee’s salary, regardless of their contribution to the plan while other employees are not eligible for a matching contribution. The Company’s Savings Plan costs were $0.2 million for the year ended December 31, 2010 and not material for the period Inception through December 31, 2009.

(b)	Postretirement Benefit Plan

During 2010, the Company established a contributory qualified postretirement benefit plan (the Benefit Plan) that provides life insurance and certain medical benefits, including prescription drug coverage, to certain eligible retired employees. Contributions are adjusted annually and the plan contains fixed deductibles, coinsurance, and out-of-pocket limitations.

The Benefit Plan’s liabilities are unfunded as it is the Company’s policy to fund benefits payable as they are due. No employees are currently in the Benefit Plan, no employees are expected to become eligible during 2011, and the Company does not expect to contribute to the Benefit Plan during 2011. The Company’s measurement date for the Benefit Plan is December 31.

ILLINOIS CORN PROCESSING LLC

Notes to Financial Statements

December 31, 2010 and 2009

(5)	Benefit Plans (continued)

The change in the accumulated benefit obligation for the Company’s Benefit Plan for the year ended December 31, 2010 was as follows (in thousands):

Accumulated
benefit
obligation
Beginning of year	$—
Service cost	19
Interest cost	23
Actuarial loss	16
Unrecognized prior service cost	358
End of year	$416

In order to estimate the Company’s accumulated benefit obligation, it makes certain assumptions. The accumulated benefit obligation as of December 31, 2010 assumed a discount rate of 5.41%.

The components of net periodic benefit cost for the Company’s Benefit Plan for the year ended December 31, 2010 were as follows (in thousands):

Net periodic
benefit cost
Service cost	$19
Interest cost	23
Amortization of unrecognized prior service cost	32
$74

In order to estimate the Company’s net periodic benefit cost, it makes certain assumptions. The net periodic benefit cost for the year ended December 31, 2010 assumed a discount rate of 6.23%, a healthcare cost trend rate of 9.0%, and an ultimate healthcare cost trend rate of 5.0%. The Company further assumed the healthcare cost trend rate would be achieved in 2018. A one-percentage-point increase (decrease) in the assumed healthcare cost trend rate as of December 31, 2010 would not have had a material impact on the accumulated benefit obligation or the service and interest cost.

The Company further assumed the average service time to full eligibility was approximately eleven years and is amortizing its unrecognized prior service cost over that period.

During 2011, the Company estimates the amount of accumulated other comprehensive loss expected to be recognized as net periodic benefit cost to be approximately $33,000 and the total net periodic benefit cost to be approximately $78,000, in the aggregate.

ILLINOIS CORN PROCESSING LLC

Notes to Financial Statements

December 31, 2010 and 2009

(5)	Benefit Plans (continued)

The amount of expected benefits to be paid, net of retiree contributions, as of December 31, 2010 was as follows (in thousands):

2011	$—
2012	—
2013	9
2014	22
2015	45
2016 – 2020	230
$306

(6)	Related-Party Transactions

Certain of the Company’s personnel are employees of SEACOR or MGP. The costs and expenses for these personnel are included in selling, general, and administrative expenses in the statements of operations and consist of direct wage and benefit costs. For the year ended December 31, 2010 and the period Inception through December 31, 2009, these costs totaled $0.6 million and $0.2 million, respectively.

In addition, the Company has entered into various debt agreements with SEACOR (see Note 4) and 81% of the Company’s net sales are to the Company’s two members. During the year ended December 31, 2010, net sales to SEACOR and MGP were $40.6 million and $56.5 million, respectively. No sales were made to the Company’s two members during the period Inception through December 31, 2009. The loss of one of the Company’s members as a customer would have a material adverse effect on the Company’s results of operations.

(7)	Commitments and Contingencies

As of December 31, 2010, the Company had purchase commitments of $6.7 million for raw materials, primarily corn, for use in its manufacturing process and capital commitments of $0.3 million for various capital improvements to its manufacturing facility.

As of December 31, 2010, the Company had 62 employees, 39 of whom are covered by a collective bargaining agreement with one labor union. Subsequent to December 31, 2010, the Company and the labor union agreed to a new labor contract that will expire October 31, 2016. The labor contract addresses predetermined wage escalation over the life of the agreement, changes to the Company’s contribution to its 401(k) plan in 2012, and other general work rule provisions and covers substantially all of the employees at the Company’s manufacturing plant.

(d)           The exhibits required by Item 601 of Regulation S-K are set forth in the Exhibit Index below.

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

4.1.16
Second Amendment to Credit and Security Agreement, dated January 20, 2011.  (Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 (File number 0-17196).

4.2
Commercial Security Agreement from the Company to Union State Bank of Everest dated March 31, 2009 (Incorporated by reference to Exhibit 4.5.2 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 0-17196))

4.2.1
Amendment to Commercial Security Agreement dated as of July 20, 2009 between the Company and Union State Bank of Everest (Incorporated by reference to Exhibit 4.5.3 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 0-17196))

4.3
Promissory Note dated July 20, 2009 from the Company to Union State Bank of Everest in the initial principal amount of $2,000,000 (Incorporated by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 0-17196))

4.3.1
Commercial Security Agreement dated  July 20, 2009 from the Company to Union State Bank of Everest of Everest relating to equipment at Atchison Plant and Onaga plant (Incorporated by reference to Exhibit 4.6.1 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 0-17196))

4.3.2
Mortgage dated July 20, 2009 from the Company to Union State Bank of Everest relating to the Atchison plant (Incorporated by reference to Exhibit 4.6.2 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 0-17196))

4.4
Intercreditor Agreement between Wells Fargo Bank, National Association and Union State Bank of Everest (Incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 0-17196))

4.5
Trust Indenture Dated as of December 28, 2006 relating to $7,000,000 Taxable Industrial Revenue Bonds Series 2006 (MGP Ingredients Project (Incorporated by Reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q for the Quarter ended December 31, 2006 (File number 0-17196))

4.6
Lease dated as of December 28, 2006 between the City of Atchison, as Issuer and MGP Ingredients, Inc., as tenant relating to $7,000,000 Taxable Industrial Revenue Bonds Series 2006 (MGP Ingredients Project (Incorporated by Reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the Quarter ended December 31, 2006 (File number 0-17196))

*4.7	Master Lease Agreement dated as of June 28, 2011 between U.S. Bancorp Equipment Finance, Inc. and the Company and related bill of sale and Schedules #001-0018787-001 and 1166954-001-0018787-001
*4.7.1	Mortgagee's Waiver executed by Union State Bank of Everest

*4.7.2	Mortgagee's Waiver and lien release executed by Wells Fargo Bank National Association
4.8	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the Commission upon request.
9.1	Copy of Cray Family Trust (Incorporated by reference to Exhibit 1 of Amendment No. 1 to Schedule 13D of Cloud L. Cray, Jr. dated November 18, 1994))
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

9.4	First Amendment to Voting Trust Agreement (Incorporated by reference to Exhibit 9.4 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 20, 2010 (File number 0-17196))
10.1	Summary of informal cash bonus plan (Incorporated by reference to Exhibit 10(a) of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 20, 2004 (File number 0-17196))
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

10.17	Stock Incentive Plan of 2004, as amended (Incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 20, 2010 (File number 0-17196))
10.18
Guidelines for Issuance of Fiscal 2005 Restricted Share Awards (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2004 (File number  0-17196))

10.19
Agreement with Ladd M. Seaberg as to Award of Restricted Shares Granted under the Stock Incentive Plan of 2004 (A similar agreement has been made with the following named executive officer as to the number of shares indicated:  Randy M. Schrick – 7,000 shares (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2004 (File number  0-17196))

10.20
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

10.22
Consent Agreement between the Registrant and the Kansas Department of Health and Environment dated January 11, 2006 (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File number 0-17196))

10.23	Amendment 1 of Consent Agreement and Final Order of the Secretary (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed May 26, 2010 (File number 0-07196).
10.24	Amendment 2 of Consent Agreement and Final Order of the Secretary (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 26, 2010 (File number 0-07196))
10.25
Form of Indemnification Agreement between the Company and Directors and Executive Officers (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly report on Form 10-Q for the quarter ended December 31, 2006. (File number 0-17196))

10.26
Guidelines for Issuance of Fiscal 2007 Restricted Share Awards (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly report on Form 10-Q for the quarter ended December 31, 2006 (File number 0-17196))

10.27
Agreement with Ladd M. Seaberg as to Award of Restricted Shares Granted under the Stock Incentive Plan of 2004 with respect to Fiscal 2007 (Similar agreements have been made with the following named executive officers as to the number of shares indicated following their respective names: Timothy W. Newkirk – 9,200 shares; Randy M. Schrick – 9,300 shares; (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly report on Form 10-Q for the quarter ended December 31, 2006 (File number 0-17196))

10.28
Lease dated as of December 28, 2006 between the City of Atchison, as Issuer and MGP Ingredients, Inc., as tenant relating to $7,000,000 Taxable Industrial Revenue Bonds Series 2006 (MGP Ingredients Project  (Incorporated by reference to Exhibit 10.6 of the Company's Quarterly report on Form 10-Q for the quarter ended December 31, 2006 (File number 0-17196))

10.29
Non-Employee Directors Restricted Share Award Agreement for fiscal 2007 of Cloud L. Cray. Similar agreements were made for the same number of shares with Michael Braude, John Byom, Gary Gradinger, Linda Miller, Daryl Schaller and John Speirs.  (Incorporated by reference to Exhibit 3(b) of the Company's Current Report on Form 8-K filed June 19, 2007 (File number 0-17196))

10.30
Non-Employee Directors’ Restricted Stock Plan, as amended  (Incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 20, 2010 (File number 0-17196))

10.31	Guidelines for Issuance of Fiscal 2008 Restricted Share Awards (Incorporated by reference from Ex. 10(ss) of the Registrants Annual Report on Form 10-K for the Fiscal Year ended July 1, 2007)
10.32
Agreement with Brian Cahill as to Award of Restricted Shares Granted Under the Stock Incentive Plan of 2004 with respect to Fiscal 2008 (Similar agreements have been made with the following named executive officers as to the number of shares indicated following their respective names Timothy W. Newkirk – 17,695;  Randy M. Schrick - 13,530; and Donald Coffey – 10,834.) (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed  November 21, 2008 (File number 0-17196))

10.33
Guidelines on issuance of Fiscal 2009 Restricted Share Awards (Incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 20, 2010 (File number 0-17196))

10.34
Agreement with Timothy Newkirk as to Award of Restricted Shares Granted Under the Stock Incentive Plan of 2004 with respect to Fiscal 2009 (Similar agreements have been made with the following named executive officers as to the number of shares indicated following their respective names –Randy M. Schrick - 24,500 and Donald Coffey – 21,000.) (Incorporated by reference to Exhibit 10.49 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 0-17196))

10.35
Interim  Services Agreement, dated as of April 14, 2009, by and between Tatum, LLC and  MGP Ingredients, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed   April 20, 2009 (File number 0-17196))

10.36	Consultation Agreement with Ladd Seaberg (Incorporated by reference to Exhibit 10.55 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 0-17196))
10.37
Non-Employee Directors Restricted Share Award Agreement for fiscal 2008 of John Speirs. Similar agreements were made for the same number of shares with Michael Braude, John Byom, Cloud L. Cray, Gary Gradinger, Linda Miller and Daryl Schaller (Incorporated by reference to Exhibit 10.56 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 0-17196))

10.38
Non-Employee Directors Restricted Share Award Agreement for fiscal 2009 of John Speirs. Similar agreements were made for the same number of shares with Michael Braude, John Byom, Cloud L. Cray, Gary Gradinger, Linda Miller, Karen Seaberg  and Daryl Schaller (Incorporated by reference to Exhibit 10.44  of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 20, 2010 (File number 0-17196))

10.39
Contribution Agreement dated November 20, 2009 between MGP Ingredients, Inc. and Illinois Corn Processing, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 27, 2009 (File number 0-17196))

10.40
LLC Interest Purchase Agreement dated November 20, 2009 between MGP Ingredients, Inc. and Illinois Corn Processing Holdings LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 27, 2009 (File number 0-17196))

10.41
Limited Liability Company Agreement dated November 20, 2009 between MGP Ingredients, Inc. and Illinois Corn Processing Holdings LLC. . (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 27, 2009 (File number 0-17196))

10.42
Marketing Agreement between the Company and Illinois Corn Processing, LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment.) (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2009)).

10.43
MGP Ingredients, Inc. Short Term Incentive Plan for Fiscal Year 2010 and subsequent years (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 15, 2009 (File number 0-17196)

10.44	Letter agreement with Randy Schrick (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 15, 2009 (File number 0-17196)

10.45
Guidelines on Issuance of Fiscal 2010 Restricted Share Awards (Incorporated by reference to Exhibit 10.51of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 20, 2010 (File number 0-17196))

10.46
Agreement with Timothy Newkirk as to Award of Restricted Shares Granted Under the Stock Incentive Plan of 2004 with respect to Fiscal 2010 (Similar agreements have been made with the following named executive officers as to the number of shares indicated following their respective names –Randy M. Schrick – 14,300 and Donald Coffey – 14,300.) (Incorporated by reference to Exhibit 52 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 20, 2010 (File number 0-17196))

10.47
Non-Employee Director Restricted Share Award Agreement effective    October 22, 2010 of John Speirs. Similar agreements were made for the same number of shares with Michael Braude, John Byom, Cloud L. Cray, Gary Gradinger, Linda Miller, Karen Seaberg and Daryl Schaller (Incorporated by reference to Exhibit 10.1 of the  Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File number 0-17196).

*10.48	Guidelines on Issuance of Fiscal 2011 Restricted Share Awards
*10.49
Agreement with Timothy Newkirk as to Award of Restricted Shares Granted Under the Stock Incentive Plan of 2004 with respect to Fiscal 2011 (Similar agreements have been made for 16,500 shares to each of the following named executive officers:  Don Tracy, Randy M. Schrick,  Donald Coffey and Scott Phillips).

14	Code of Conduct (Incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 20, 2010 (File number 0-17196))
22	Subsidiaries of the Company
	Subsidiary		State of Incorporation or Organization

	Midwest Grain Pipeline, Inc.	(100%)	Kansas
	Firebird Acquisitions, LLC	(100%)	Delaware
	D.M. Ingredients GmbH	(50%)	Germany
	Illinois Corn Processing, LLC	(50%)	Delaware
*23.1	Consent of KPMG, LLP, Independent Registered Public Accounting Firm
*23.2	Consent of KPMG, LLP, Independent Registered Public Accounting Firm
25	Powers of Attorney executed by all officers and directors of the Company who have signed this report on Form 10-K (Incorporated by reference to the signature pages of this report)
*31.1	CEO Certification pursuant to Rule 13a-14(a)
*31.2	CFO Certification pursuant to Rule 13a-14(a)

*32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*32.2	CFO Certification furnished pursuant to Rule 13a-14(b)
*99.1
Note 1. to the Company's Condensed Consolidated Financial Statements - Accounting Policies and Basis of Presentation- Change in Presentation to Prior Consolidated Financial Statements set forth at page  9 in Part I, Item 1 of the Company's December 31, 2011 Form 10-Q filed on  February 9.

* Filed herewith

SIGNATURES

Pursuant to requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Atchison, State of Kansas, on this 2nd day of September, 2011.

MGP INGREDIENTS, INC.

By /s/Timothy W. Newkirk
Timothy W. Newkirk, President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy W. Newkirk and Don Tracy and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all reports of the Registrant on Form 10-K and to sign any and all amendments to such reports and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities & Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated

Name	Title	Date

/s/Timothy W. Newkirk Timothy W. Newkirk	President and Chief Executive Officer	September 2, 2011

/s/Don Tracy Don Tracy	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 2, 2011

/s/Michael Braude Michael Braude	Director	September 2, 2011

/s/John E. Byom John E. Byom	Director	September 2, 2011

/s/Cloud L. Cray, Jr. Cloud L. Cray, Jr.	Director	September 2, 2011

/s/Gary Gradinger Gary Gradinger	Director	September 2, 2011

/s/Linda E. Miller Linda E. Miller	Director	September 2, 2011

/s/Daryl R. Schaller Daryl R. Schaller	Director	September 2, 2011

/s/ Karen Seaberg Karen Seaberg	Director	September 2, 2011

/s/John R. Speirs John R. Speirs	Director; Chairman of the Board	September 2, 2011

MGP INGREDIENTS, INC.

II.  CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

	Balance, Beginning of Period	Charged to Costs and Expenses	Write-offs	Balance, End of Period

Year Ended June 30, 2011:	$155	$-	$(37)	$118
Allowance for doubtful accounts
Year Ended June 30, 2010:
Allowance for doubtful accounts	$388	$43	$(276)	$155
Year Ended June 30, 2009:
Allowance for doubtful accounts	$264	$124	-	$388