Form 10-Q
period 2011-09-30
MGP INGREDIENTS INC
filed 2011-11-09
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ]Yes  [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value
18,091,937 shares outstanding
as of November 3, 2011

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as well as historical information.  All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements.  In addition, forward-looking statements are usually identified by or are associated with such words as “intend,” “plan”, “believe,” “estimate,” “expect,” “anticipate,” “hopeful,” “should,” “may,” “will”, “could”, “encouraged”, “opportunities”, “potential” and/or the negatives of these terms or variations of them or similar terminology.  They reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance.  All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement.  Important factors that could cause actual results to differ materially from our expectations include, among others: (i) disruptions in operations at our Atchison facility,  (ii) the availability and cost of grain and fluctuations in energy costs, (iii) the effectiveness of our hedging strategy, (iv) our ability to close the prospective acquisition of Lawrenceburg Distillers Indiana, LLC and to integrate the acquired operations into our own, (v) the competitive environment and related market conditions, (vi) the ability to effectively pass raw material price increases on to customers, (vii) the ability to effectively operate the Illinois Corn Processing, LLC (“ICP”) joint venture, (viii) our ability to maintain compliance with all applicable loan agreement covenants, (ix) our ability to realize operating efficiencies, (x) and actions of governments.  For further information on these and other risks and uncertainties that may affect our business, see Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and Item 1A. Risk Factors in Part II of this Quarterly Report.

METHOD OF PRESENTATION

All amounts in this quarterly report, except for share, bushels, gallons, pounds, mmbtu, per share, per bushel and per gallon amounts, are shown in thousands.

               PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
(Dollars in thousands, except per-share amounts)

	Quarter ended
	September 30,	September 30,
	2011	2010

Net sales	$76,138	$56,978
Cost of sales (a)	73,347	46,624
Gross profit	2,791	10,354

Selling, general and administrative expenses	5,074	6,227
Other operating costs	294	562
Income (loss) from operations	(2,577)	3,565

Other income, net	46	3
Interest expense	(114)	(125)
Equity in earnings (loss) of joint ventures	(2,830)	1,589
Income (loss) before income taxes	(5,475)	5,032

Provision for income taxes	34	30
Net income (loss)	(5,509)	5,002

Other comprehensive income (loss), net of tax	(3,520)	28
Comprehensive income (loss)	$(9,029)	$5,030

Per share data
Total basic earnings (loss) per common share	$(0.31)	$0.28
Total diluted earnings (loss) per common share	$(0.31)	$0.28

Dividends per common share	$0.05	$0.05

(a)	Includes related party purchases of $19,704 and $9,747 for the quarters ended September 30, 2011and 2010, respectively.

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)
	September 30,	June 30,
	2011	2011
ASSETS
Current Assets
Cash and cash equivalents	$986	$7,603
Restricted cash	8,168	1,028
Receivables (less allowance for doubtful accounts: September 30, 2011-$63 and June 30, 2011 - $118)	31,013	27,844
Inventory	18,987	17,079
Prepaid expenses	1,106	1,201
Deposits	26	595
Derivative assets	385	598
Deferred income taxes	2,575	3,740
Refundable income taxes	525	525
Total current assets	63,771	60,213

Property and equipment, at cost	166,323	165,365
Less accumulated depreciation and amortization	(104,434)	(102,115)
Property and equipment, net	61,889	63,250

Investment in joint ventures	9,718	12,575
Other assets	388	445
Total assets	$135,766	$136,483

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$1,657	$1,705
Revolving credit facility	12,870	4,658
Accounts payable	16,029	18,052
Accounts payable to affiliate, net	4,620	6,166
Accrued expenses	4,916	4,399
Derivative liabilities	8,694	2,852
Total current liabilities	48,786	37,832

Long-term debt, less current maturities	7,276	7,702
Deferred credit	4,346	4,498
Accrued retirement health and life insurance benefits	6,617	6,498
Other non current liabilities	811	1,015
Deferred income taxes	2,575	3,740
Total liabilities	70,411	61,285

Commitments and Contingencies – See Note 5
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 19,530,344 shares at September 30, 2011 and June 30, 2011, respectively; 18,074,437 and 17,905,767 shares outstanding at September 30, 2011 and June 30, 2011, Respectively	6,715	6,715
Additional paid-in capital	6,715	7,473
Retained earnings	62,809	69,224
Accumulated other comprehensive income (loss)	(3,535)	(15)
Treasury stock, at cost
Common: 1,455,907 and 1,624,577 shares at September 30, 2011 and June 30, 2011, respectively	(7,353)	(8,203)
Total stockholders’ equity	65,355	75,198
Total liabilities and stockholders’ equity	$135,766	$136,483

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands) (Unaudited)
	Quarter Ended
	September 30, 2011	September 30, 2010
Cash Flows from Operating Activities
Net income (loss)	$(5,509)	$5,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,387	2,007
Loss on sale of assets	-	289
Share based compensation	176	313
Equity in (earnings) loss of joint ventures	2,830	(1,589)
Changes in operating assets and liabilities:
Restricted cash	(7,140)	971
Receivables, net	(3,169)	(4,575)
Inventory	(1,908)	(2,622)
Prepaid expenses	95	(285)
Refundable income taxes	-	(22)
Accounts payable	(2,670)	(1,067)
Accounts payable to affiliate, net	(1,546)	(1,279)
Accrued expenses	(389)	(2,207)
Change in derivative valuation	2,562	(975)
Deferred credit	(152)	(140)
Accrued retirement health and life insurance benefits and other noncurrent liabilities	(85)	(28)
Other	570	(387)
Net cash used in operating activities	(13,948)	(6,594)

Cash Flows from Investing Activities
Additions to property and equipment	(384)	(961)
Proceeds from the disposition of property and equipment	61	-
Net cash used in investing activities	(323)	(961)

Cash Flows from Financing Activities
Purchase of treasury stock	(84)	-
Principal payments on long-term debt	(474)	(174)
Proceeds from revolving credit facility	104,982	62,335
Principal payments on revolving credit facility	(96,770)	(60,818)
Net cash provided by financing activities	7,654	1,343

Decrease in cash and cash equivalents	(6,617)	(6,212)
Cash and cash equivalents, beginning of year	7,603	6,369
Cash and cash equivalents, end of period	$986	$157

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS’ EQUITY AND
 COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, June 30, 2011	$4	$6,715	$7,473	$69,224	$(15)	$(8,203)	$75,198
Comprehensive income (loss):
Net loss				(5,509)			(5,509)
Net losses from cash flow hedges					(3,613)		(3,613)
Gains from cash flow hedges reclassified to cost of sales					120		120
Translation adjustment on unconsolidated foreign subsidiary					(27)		(27)
Comprehensive income (loss)	-	-	-	(5,509)	(3,520)	-	(9,029)
Options exercised			1			(1)	-
Dividends paid				(906)			(906)
Share-based compensation			176				176
Stock plan shares issued from treasury, net of forfeitures			(935)			935	-
Stock shares repurchased						(84)	(84)
Balance, September 30, 2011	$4	$6,715	$6,715	$62,809	$(3,535)	$(7,353)	$65,355

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

These unaudited condensed consolidated financial statements as of and for the period ended September 30, 2011 should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Form 10-K Annual Report for the fiscal year ended June 30, 2011 filed with the Securities and Exchange Commission.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Fiscal Year End Change

On August 25, 2011 the Company elected to change its fiscal year end from June 30 to December 31.  The change will be effective at the start of calendar 2012.  The Company will file a transition report for the period beginning July 1, 2011and ending December 31, 2011 on Form 10-K.  The intent of the change was to align the Company’s reporting of its financial results with those of its joint venture partners and to strengthen the Company’s ability to gauge growing and harvesting conditions for seasonal grain crops.  This change will also enable the Company’s strategic planning process to better synchronize with the Company’s key customers’ product development and initiatives.

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

Derivative Instruments

The Company applies the provisions of Accounting Standards Codification (“ASC”) 815 – Derivatives and Hedging.  The Company uses derivative financial instruments primarily to offset exposure to market risk in commodity prices, primarily for corn and, in the current quarter, to a lesser extent, ethanol, which are key components in the Company’s operations.  The Company recognizes all derivatives as either assets or liabilities at their fair values.  Accounting for changes in the fair value of a derivative depends on whether the derivative has been designated as a cash flow hedge and the effectiveness of the hedging relationship.  Derivatives qualify for treatment as cash flow hedges for accounting purposes when there is a high correlation between the change in fair value of the hedging instrument (“derivative”) and the related change in value of the underlying commitment (“hedged item”).  For derivatives that qualify as cash flow hedges for accounting purposes, the change in fair value has no net impact on earnings, to the extent the derivative is considered effective, until the hedged item or transaction affects earnings.  For derivatives that are not designated as hedging instruments for accounting purposes, or for the ineffective portion of a hedging instrument, the change in fair value affects current period net earnings.  While management believes that each of these instruments are primarily entered into  to effectively manage various market risks, none of the open derivative contracts entered into prior to July 1, 2011 were designated and accounted for as cash flow accounting hedges.

Effective July 1, 2011, management elected to restart hedge accounting for qualifying derivative contracts entered into on or after July 1, 2011.  On the date a derivative contract is entered into, the Company designates the derivative as a hedge of variable cash flows to be paid with respect to certain forecasted cash purchases of corn used in the manufacturing process (“a cash-flow hedge”).  This accounting requires linking all derivatives that are designated as cash-flow hedges to specific firm commitments or forecasted transactions.  For cash flow hedging relationships entered into on and after July 1, 2011, to qualify for cash flow hedge accounting, the Company must formally document the hedging relationship and its risk management objective and strategy for undertaking the hedge transactions, the hedging instrument, the hedged item, the nature of the risk hedged, the hedging instrument’s effectiveness in offsetting the hedged risk, and a description of the method utilized to measure ineffectiveness.  The Company must also formally assess, both at the hedge’s inception and an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the expected cash flows of hedged items.  Changes in fair value of contracts that qualify as cash-flow hedges that are highly effective are marked to fair value as derivative assets or  derivative liabilities with the offset recorded to other comprehensive income (loss)(“OCI”).  Gains and losses on commodity hedging contracts are reclassified from accumulated other comprehensive income (“AOCI”) to current earnings when the finished goods produced using the hedged item are sold.  The maximum term over which the Company hedges exposures to the variability of cash flows for commodity price risk is generally 12 months; however, the Company may choose to hedge qualifying exposures in excess of 12 months should market conditions warrant.  The ineffective portion of the change in fair value of a derivative instrument that qualifies as a cash-flow hedge is reported in current period earnings.

The Company discontinues cash flow hedge accounting for a particular derivative instrument prospectively when (i) it is determined that the derivative is no longer considered to be highly effective in offsetting changes in the expected cash flows of the hedged item; (ii) the derivative is sold, terminated or exercised; (iii) the derivative is de-designated as a hedging instrument because it is unlikely that a forecasted transaction will occur; or (iv) management determines that designation of the derivative as a hedging instrument is no longer appropriate. When cash flow hedge accounting is discontinued, the Company continues to carry the derivative on the Condensed Consolidated Balance Sheet at its fair value, and gains and losses that were included in AOCI are recognized in current period earnings.

The Company classifies certain interest bearing cash accounts on deposit with and pledged to Company’s broker for exchange-traded commodity instruments, which totaled $8,165 and $1,025 at September 30, 2011 and June 30, 2011, respectively, as restricted cash to reflect the fair market value of open contract positions relative to respective contract prices.  The Company is also required to provide required margin in accordance with commodity exchange requirements, serving as collateral, which totaled $5,080 and $2,245 at September 30, 2011 and June 30, 2011.

Inventory

Inventory includes finished goods, raw materials in the form of agricultural commodities used in the production process and certain maintenance and repair items.  Inventories are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventory consists of the following:

	September 30,	June 30,
	2011	2011

Raw materials	$2,532	$2,248
Finished goods	8,997	8,407
Work in process	2,416	1,626
Maintenance materials	3,238	3,120
Other	1,804	1,678
Total	$18,987	$17,079

Investment in Joint Ventures

The Company applies the provisions of ASC 810 – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which includes a qualitative approach to identifying a controlling financial interest in a variable interest entity and determination of the primary beneficiary.

The Company accounts for its investment in non-consolidated subsidiaries under the equity method of accounting when the Company has significant influence, but does not have more than 50% voting control, and does not have the power to direct or control the activities of its non-consolidated subsidiaries.  Under the equity method of accounting, the Company reflects its investment in non-consolidated subsidiaries within the Company’s Condensed Consolidated Balance Sheets as “Investment in joint ventures”; the Company’s share of the earnings or losses of the non-consolidated subsidiaries are reflected as “Equity in earnings (loss) of joint ventures” in the Condensed Consolidated Statements of Operations.

Revenue Recognition

 Revenue from the sale of the Company’s products is recognized as products are delivered to customers according to shipping terms and title has transferred.  Income from various government incentive grant programs is recognized as it is earned.

Income Taxes

The effective tax rate for the first quarter ended September 30, 2011 and 2010 was (0.62) percent and 0.60 percent, respectively.  The effective rate for both periods was substantially less than the expected rate primarily due to the expected utilization of available net operating losses.  At this time, management is unable to conclude it is more likely than not that deferred tax assets will be realized.  As a result of this analysis, the Company continues to record a full valuation allowance on net deferred tax assets.  Management will continue to evaluate the available positive and negative evidence in future periods.  If the Company is able to generate positive earnings, it is possible that all or a portion of the valuation allowance will be reversed which would positively impact income in the future periods.

Earnings (Loss) Per Share

               Basic and diluted earnings (loss) per share are computed using the two-class method, which is an earnings allocation formula that determines net income (loss) per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income (loss) from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period.

Impairment

The Company tests its long-lived assets for impairment whenever events or conditions and circumstances indicate a carrying amount of an asset may not be recoverable.  No events or conditions occurred during the quarterly period ended September 30, 2011 that required the Company to record an impairment.

Dividends

On August 25, 2011, the Board of Directors declared a dividend of $0.05 per common share, payable to common stockholders of record on September 15, 2011.  The Company accrued the $906 dividend at September 30, 2011.  The dividend was paid on October 13, 2011.

Reclassifications

In the quarter ended September 30, 2011 management reexamined its accounting for derivative instruments and started accounting for certain qualifying financial instruments as cash flow hedges for accounting purposes.  In connection with this, management decided to change where it records the change in fair value of derivative instruments on the balance sheet.  Historically the change in fair value of derivative instruments had been classified with inventory.  The Company decided to present derivative assets and liabilities account captions on the face of the balance sheet and cease classifying the change in fair value of derivative instruments as inventory.  Prior periods have been conformed to the current presentation.  Net income and operating cash flows were not impacted by this balance sheet reclassification.

Note 2.  Recently Issued Accounting Pronouncements.

Adopted by the Company during the current quarter

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements.  The Update requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  In addition, the Update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3).  The disclosures related to Level 1 and Level 2 fair value measurements became effective for interim and annual periods beginning after December 15, 2009 and was previously implemented by the Company.  The disclosures related to Level 3 fair value measurements are effective for annual periods beginning after December 15, 2010 and for the interim periods within those annual periods.  The implementation of the guidance contained in this Update did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations to address diversity in practice regarding the presentation of pro forma revenue and earnings disclosures pertaining to business combinations.  The Update requires that entities present combined pro forma disclosures for business combinations consummated in the current year, as if the business combination occurred at the beginning of the comparable prior annual reporting period.    Additionally, the Update requires a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.    The Update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.    The implementation of the guidance in this Update affects future disclosures only, and will not have an impact on the Company’s consolidated financial position, results of operation, or cash flows.  This guidance will be applied, if the proposed acquisition of Lawrenceburg Distillers, LLC, as further described in Note 10. Subsequent Events, is closed.

Not yet adopted by the Company

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which was issued to enhance comparability between entities that report under U.S. GAAP and International Financial Reporting Standards, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which corresponds to the Company’s first quarter of fiscal 2012. Early adoption of the new guidance is permitted and full retrospective application is required.  The implementation of the guidance contained in this Update is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3.  Investment in Joint Ventures.

The Company’s investments accounted for on the equity method of accounting consist of the following: (1) 50 percent interest in Illinois Corn Processing, LLC (“ICP”), which operates a distillery, and (2) 50 percent interest in D.M. Ingredients, GmbH, (“DMI”), which produces certain specialty starch and protein ingredients.

Formation and Accounting Treatment of ICP Joint Venture

During fiscal year ended June 30, 2010, the Company completed a series of related transactions pursuant to which MGPI contributed its Pekin plant and certain maintenance and repair materials to a newly-formed company, ICP, and then sold 50 percent of the membership interest in ICP to Illinois Corn Processing Holdings, LLC (“ICP Holdings”), an affiliate of SEACOR Energy Inc.  In connection with these transactions, MGPI entered into various agreements with ICP and ICP Holdings, including a Contribution Agreement, an LLC Interest Purchase Agreement, a Limited Liability Company Agreement and a Marketing Agreement.   The formation of ICP, as well as a discussion of key contract terms and provisions for the above mentioned agreements, have been previously disclosed in Note 3. Investment in Joint Ventures, in Item 8 of Form 10-K for the fiscal year ended June 30, 2011.  Certain contract terms are further discussed below under “-Certain Rights of Joint Venture Partners and ICP’s Lender.”

The Company does not have the power to direct or control the activities of ICP that most significantly determine the economic performance of this investment.  These responsibilities are shared equally with the Company’s joint venture partner. In addition, Management has determined that MGPI does not have the power to direct the activities of ICP that most significantly impact economic performance, or have an obligation to absorb losses or the right to receive benefits from ICP that could be significant to ICP, and accordingly MGPI should not consolidate ICP.  The significant judgments and assumptions made by the Management in reaching this conclusion include consideration of 1) the economics to MGPI and SEACOR Energy, Inc. related to the marketing agreements, 2) the buy-out provisions by MGPI and SEACOR Energy, Inc. and 3) the financing provided by SEACOR Energy, Inc.’s affiliate.  The Company has not provided other financial explicit or implicit support to ICP during the quarter ended September 30, 2011 and does not intend to provide financial or other support at this time, other than as discussed below under “- Maximum Exposure to Loss.”

Certain Rights of Joint Venture Partners and ICP’s lender

ICP experienced EBITDA losses in excess of $500 in the quarters ended December 31, 2009, March 31, 2010, December 31, 2010, June 30, 2011 and September 30, 2011.  For the three consecutive quarters ending both September 30, 2011 and June 30, 2011, ICP experienced an EBITDA loss in excess of the $1,500 aggregate loss threshold amount described below permitted over any three consecutive quarters.

ICP’s Limited Liability Company Agreement gives MGPI and its joint venture partner, ICP Holdings, a subsidiary of SEACOR Energy Inc., certain rights to shut down the Pekin plant if ICP operates at an EBITDA loss of $500 in any quarter.  Such rights are conditional in certain instances but are absolute if EBITDA losses aggregate $1,500 over any three consecutive quarters or if ICP’s net working capital is less than $2,500.

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

Both SEACOR Energy Inc. and ICP’s lender waived rights for covenant violations through September 30, 2011.

Maximum Exposure to Loss

The Company’s portion of the remaining commitment related to ICP’s acquisition, on January 29, 2010, of the existing steam facility that services the Pekin plant plus the Company’s investment balance is the maximum exposure to loss.  A reconciliation from the Company’s investment balance in ICP to the Company’s maximum exposure to loss is as follows:

	September 30,	June 30,
	2011	2011
MGPI’s investment balance in ICP	$9,366	$12,233
Plus:
Funding commitment for capital improvements	1,000	1,000
MGPI’s maximum exposure to loss related to ICP	$10,366	$13,233

Summary Financial Information

Condensed financial information of the Company’s non-consolidated equity method investment in ICP is shown below.

	Quarter Ended	Quarter Ended
	September 30,	September 30,
	2011	2010
ICP’s Operating results:
Net sales (a)	$62,123	$38,423
Cost of sales and expenses (b)	67,858	35,216
Net income (loss)	$(5,735)	$3,207

(a)	Includes related party sales to MGPI of $19,640 and $9,747 for the quarters ended September 30, 2011 and 2010, respectively.
(b)	Includes depreciation and amortization of $1,375 and $1,389 for the quarters ended September 30, 2011 and 2010, respectively.

	September 30,	June 30,
ICP’s Balance Sheet:	2011	2011
Current assets	$34,118	$30,729
Noncurrent assets	26,212	27,474
Total assets	$60,330	$58,203

Current liabilities	$16,960	$7,105
Noncurrent liabilities	24,638	25,602
Equity	18,732	25,496
Total liabilities and equity	$60,330	$58,203

The Company’s equity in earnings (loss) of joint ventures is as follows:

	September 30,	September 30,
	2011	2010

ICP (50% interest)	$(2,867)	$1,603
DMI (50% interest)	37	(14)
	$(2,830)	$1,589

The Company’s investment in joint ventures is as follows:

	September 30,	June 30,
	2011	2011

ICP (50% interest)	$9,366	$12,233
DMI (50% interest)	352	342
	$9,718	$12,575

Note 4.  Earnings (Loss) Per Share.

The computations of basic and diluted earnings (loss) per share from continuing operations are as follows:

	Quarter Ended
	September 30,	September 30,
	2011	2010

Net income (loss) from continuing operations attributable to shareholders	$(5,509)	$5,002
Amounts allocated to participating securities (nonvested shares)	(368)	320
Net income (loss) from continuing operations attributable to common shareholders	$(5,141)	$4,682

Basic weighted average common shares(i)	16,847,100	16,675,744
Potential dilutive shares from stock options	(ii)	20,502
Diluted weighted average common shares (iii)	16,847,100	16,696,246

Earnings per share from continuing operations attributable to common shareholders
Basic	$(0.31)	$0.28
Diluted	$(0.31)	$0.28

(i)	Under the two-class method, basic weighted average common shares exclude outstanding nonvested participating securities consisting of restricted share awards of 1,212,551 and 1,138,970 at September 30, 2011 and 2010, respectively.
(ii)	Stock options have not been included due to the loss experienced during the quarter.
(iii)	Anti-dilutive units totaled 61,100 and 18,000 for the quarters ended September 30, 2011and 2010, respectively.

Note 5.  Commitments and Contingencies.

Commitments

The Company purchases its corn requirements for its Atchison plant through a single elevator company.  If the Company fails to purchase at least 13 million bushels each 12 months, it must pay the elevator company $0.04 per bushel for each bushel less than 13 million purchased.  The elevator company may terminate the contract if the Company fails to purchase the specified minimums, in which case the Company would be obligated to pay the elevator company $260 plus the costs incurred by the elevator company in contracting with a different customer for the delivery of corn purchased for the Company pursuant to previously issued Company delivery orders.  The Company has complied with its commitment under this agreement.  The agreement automatically renews each year on August 31st.

The Company has commitments to purchase approximately 1,704,000 mmbtu of natural gas at fixed prices at various dates through November 2012.  The commitment for these contracts at September 30, 2011 totaled approximately $7,633.

The Company has entered into a supply contract for flour for use in the production of protein and starch ingredients.  The initial term of the agreement, as amended, expires October 23, 2015.  The Company has commitments to purchase approximately 67,333,000 pounds of flour, which extend through December, 2012, aggregating approximately $13,877.

Contingencies

The Company is a party to various legal proceedings which are of an ordinary, routine nature and incidental to its business.  Management considers that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or operations of the Company.

In January 2006 the Company entered a consent agreement with the Kansas Department of Health and Environment (the “KDHE”) resolving past allegations relating to permits, emissions levels and compliance with pollution regulations.  Prior to fiscal 2010 the Company made approximately $14,238 in capital expenditures to comply with the consent agreement and paid $66 in civil penalties for instances of non compliance.     During the second half of fiscal 2010, due to increased production activity the Company anticipated that it would exceed the emissions cap imposed by the KDHE in the 2006 consent and began negotiating an amendment to the consent agreement with the KDHE.  This amendment, which was approved by the KDHE in May 2010, required the Company to complete a closed-loop, process water cooling system project, resulting in significant volatile organic compounds reduction, in accordance with a scheduled timeline extending over an approximate seventeen month period ending on September 30, 2011.  The Company agreed to pay a $5 per month penalty for any month that it exceeded the rolling 12-month emissions cap imposed in the consent agreement, as well as a $1 per day penalty for each day that the Company might have failed to file monthly progress reports or exceeded established completion dates for various stages of the project.   The Company completed the project during July 2011.  Based upon information available to management, no additional penalties were incurred that would otherwise have required accrual at September 30, 2011.

Note 6.  Derivative Instruments and Fair Value Measurements.

Derivative Instruments.  See Note 1. Accounting Policies and Basis of Presentation – Derivative Instruments for discussion on the Company’s derivative instruments and the accounting thereof.

Certain commodities the Company uses in its production process are exposed to market price risk due to volatility in the prices for those commodities.  The Company uses financial derivative instruments to reduce exposure to market risk in commodity prices, primarily corn, through a combination of forward purchases, long-term contracts with suppliers and exchange traded commodity futures and option contracts.  Specifically, the Company will sell put options on commodity futures at exercise prices that are deemed attractive to the Company and use the premiums received to reduce the overall cost of inputs utilized in the production process.  During the current quarter, the Company began to buy and sell derivative instruments to manage market risk associated with ethanol purchases, including ethanol futures and option contracts.  These contracts were entered into to mitigate risks associated with our investment in ICP.  Effective July 1, 2011, management elected to restart hedge accounting for qualifying derivative contracts entered into on and after July 1, 2011.  As of September 30, 2011, the Company has certain exchange traded corn futures contracts designated as cash flow hedges.  No ethanol futures or option contracts have been designated as hedges as of September 30, 2011.

Derivatives Not Designated as Hedging Instruments

The Company’s production process involves the use of natural gas, which it purchases under contracts that require it to commit to the purchase of certain quantities on a monthly basis and allow the Company to lock in prices on such purchase quantities.  Because the quantities involved have always been for amounts to be consumed within the normal production process, the Company has determined that these contracts meet the normal purchases and sales exception as defined under ASC 815, Derivatives and Hedging, and have excluded the fair value of these commitments from recognition within its condensed financial statements until the actual contracts are physically settled.   See Note 5. Commitments and Contingencies for discussion on the Company’s natural gas purchase commitments.

The following table provides the gain or (loss) for the Company’s commodity derivatives not designated as hedging instruments and where it was recognized in the Condensed Consolidated Statements of Operations.

		Quarter Ended
	Classified	September 30, 2011	September 30, 2010
Commodity derivatives	Cost of sales	$(1,016)	$3,023

The Company uses corn futures contracts for the purchase of corn and also uses call and put options in order to mitigate the impact of potential changes in market conditions.  Beginning July 1, 2011, the Company started entering into ethanol derivative contracts to fix the sales price of certain ethanol purchase contracts and mitigate the impact of potential changes in market conditions. At September 30, 2011, the Company had the follow open derivative contracts not designated as hedging instruments:

Corn futures	2,355,000 bushels, expiring no later than March, 2012
Corn call options	645,000 bushels, expiring no later than December, 2011
Corn put options	2,125,000 bushels, expiring no later than December, 2011
Ethanol futures	4,219,500 gallons, maturing through December, 2012
Ethanol call options	435,000 gallons, maturing through March, 2012

Derivatives Designated as Cash Flow Hedges

The Company, from time to time, uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The Company’s corn processing plants currently grind approximately 1,300,000 bushels of corn per month.  The Company typically enters into cash flow hedges to cover between 70 percent and 80 percent of its monthly anticipated grind.  Effective October 20, 2011, the Company’s amended Credit Agreement requires it to hedge the input costs of 100 percent of all contracted sales of inventory, and not less than 40 percent of the input costs of inventory to be sold on the spot market, as further described in Note 10. Subsequent Events.  At September 30, 2011, the Company had open exchange traded futures contracts to purchase 4,145,000 bushels of corn that qualified as cash-flow hedges, which have maturities that run through March, 2013.

	Amount of Gains (Losses) Recognized in OCI on Derivatives			Amount of Gains (Losses) Reclassified from AOCI into Earnings
Derivatives in Cash Flow Hedging Relationship	Quarter Ended September 30, 2011	Quarter Ended September 30, 2010	Location of Losses Reclassified from AOCI into Income	Quarter Ended September 30, 2011	Quarter Ended September 30, 2010
Commodity derivatives	$(3,613)	n/a	Cost of sales	$120	n/a

As of September 30, 2011, the Company recorded $3,493 of net losses in AOCI related to gains and losses from changes in fair value of commodity cash flow hedge transactions and reclassified a deminimus amount of net losses deferred in AOCI to cost of goods sold as a result of cash flow hedge ineffectiveness.   The Company expects any  losses ultimately realized to largely be offset by changes in the underlying cost of corn purchased.  The actual amount of any losses realized for open derivative positions will be dependent on future prices.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2011 and June 30, 2011, respectively.  At September 30, 2011, $169 of corn derivative assets and $5,513 of corn derivative liabilities, both related to futures contracts, were included in Level 2 and at June 30, 2011, $298 of corn derivative assets and $2,125 of corn derivative liabilities, both related to futures contracts, were included in Level 2, as further described following the table below.  Given that the fair value of the futures contracts held at September 30, 2011 and June 30, 2011 were based upon an observable proxy, the Company has classified these contracts as level 2 within the fair value hierarchy.  Management believes that under specific circumstances the opening value on the next day the market was open, October 3, 2011 and July 1, 2011, represented better estimates of fair value.

The following table shows the fair value of the Company’s derivatives (both designated and non-designated hedging instruments), where the derivatives are classified on the Condensed Consolidated Balance Sheets and the level, within the fair value hierarchy at both September 30, 2011 and June 30, 2011.

			Fair Value Measurements
	Classified	Total	Level 1	Level 2	Level 3
September 30, 2011
Assets
Corn Derivatives (a)	Derivative Assets	$385	$216	$169	$-

Liabilities
Corn Derivatives (a)	Derivative Liabilities	$(7,175)	$(1,662)	$(5,513)	$-
Ethanol Derivatives	Derivative Liabilities	$(1,519)	$(1,519)	$-	$-

June 30, 2011
Assets
Corn Derivatives (b)	Derivative Assets	$598	$300	$298	$-
Liabilities
Corn Derivatives (b)	Derivative Liabilities	$(2,852)	$(727)	$(2,125)	$-

(a)
On September 30, 2011, the futures contracts market experienced significant volatility and had reached the maximum daily price allowed by the Chicago Board of Trade (“CBOT”) and was closed prior to the normal closing of the market.    Accordingly, the closing price was not considered to be indicative of the fair value of these futures contracts on September 30, 2011, and the Company used the CBOT’s prices on the next business day for these futures contracts as the best indicator of fair value at September 30, 2011.

(b)
On June 30, 2011, the futures contracts market experienced significant volatility and had reached the maximum daily price allowed by the CBOT and was closed prior to the normal closing of the market.    Accordingly, the closing price was not considered to be indicative of the fair value of these futures contracts on June 30, 2011, and the Company used the CBOT’s prices on the next business day for these futures contracts as the best indicator of fair value at June 30, 2011.

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

            The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $9,057 and $9,550 at September 30, 2011 and June 30, 2011, respectively. The financial statement carrying value was $8,933 and $9,407 at September 30, 2011 and June 30, 2011, respectively.

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

	Quarter Ended
	September 30, 2011	September 30, 2010
Sales to Customers
Distillery products	$60,537	$42,519
Ingredient solutions	15,414	14,070
Other	187	389
Total	76,138	56,978

Depreciation and amortization
Distillery products	1,055	1,087
Ingredient solutions	599	479
Other	61	61
Corporate	672	380
Total	2,387	2,007

Income (Loss) before Income Taxes
Distillery products	379	8,082
Ingredient solutions	1,592	1,420
Other	(112)	(20)
Corporate	(7,334)	(4,450)
Total	$(5,475)	$5,032

	As of September 30,	As of June 30,
Identifiable Assets	2011	2011

Distillery products	$64,157	$56,903
Ingredient solutions	36,941	34,059
Other	1,342	1,415
Corporate	33,326	44,106
Total	$135,766	$136,483

Note 8.  Employee Benefit Plans.

Post Retirement Benefits.  The Company and its subsidiaries provide certain post-retirement health care and life benefits to certain retired employees.  The liability for such benefits is unfunded.  The Company historically used a June 30 measurement date for the plan; however, in conjunction with the Company’s change in fiscal year end, the measurement date has been changed to December 31, beginning December 31, 2011.

The components of the Net Periodic Benefit Cost for the quarter periods ended September 30, 2011 and 2010, respectively, are as follows:

	Quarter Ended
	September 30, 2011	September 30, 2010
Service cost	$50	$56
Interest cost	76	102
Prior service cost	(4)	(4)
Loss	-	22
Total post-retirement benefit cost	$122	$176

The Company previously disclosed in its financial statements for the year ended June 30, 2011, amounts expected to be paid to plan participants.  There have been no revisions to these estimates and there have been no changes in the estimate of total employer contributions expected to be made for the six month period ending December 31, 2011.

Total employer contributions accrued for the quarter ended September 30, 2011 were $122.

Pension Benefits.  The Company and its subsidiaries also provide defined retirement benefits to certain employees covered under collective bargaining agreements.  Under the collective bargaining agreements, the Company’s pension funding contributions are a function of the wages paid and are determined as a percentage of wages paid.  The funding is divided between the defined benefit plans and a union 401(k) plan.  It has been management’s policy to fund the defined benefit plans in accordance with the collective bargaining agreements.  The collective bargaining agreements allow the plans’ trustees to develop changes to the pension plan to allow benefits to match funding, including reductions in benefits.  The Company historically used a June 30 measurement date for the plans; however, in conjunction with the Company’s change in fiscal year end, the measurement date has been changed to December 31, beginning December 31, 2011.  The benefits under these pension plans are based upon years of qualified credited service; however benefit accruals under the Atchison plan were frozen as of October 15, 2009 and benefit accruals under the Pekin plan were frozen as of December 10, 2009.

The components of the Net Periodic Benefit Cost/(Income) for the quarter periods ended September 30, 2011 and 2010, respectively, are as follows:

	Quarter Ended
	September 30, 2011	September 30, 2010
Service cost	$-	$-
Interest cost	53	59
Expected return on plan assets	(59)	(49)
Prior service cost	-	-
Recognition of net loss	5	34
Total pension benefit cost (income)	$(1)	$44

The Company previously disclosed in its financial statements for the year ended June 30, 2011, the assumptions used to determine accumulated benefit obligation.  During the quarter ended September 30, 2011, the Company made an additional employer contribution of $24 to the Atchison Plan to avoid  falling below the 80 percent funding requirement of the Pension Protection Act of 2006.

The Company has made total employer contributions of $48 and $363 related to pension plan and union 401(k), respectively, for the quarter ended September 30, 2011.

Equity-Based Compensation Plans.  The Company previously disclosed in its financial statements for the year ended June 30, 2011, a description of the Company’s equity-based compensation plans.

The Company’s equity based compensation plans provide for the awarding of shares of restricted common stock (“restricted stock” and “nonvested shares”) for senior executives and certain salaried employees as well as outside directors.  As of September 30, 2011, 1,212,551 shares of restricted common stock (net of forfeitures) remained outstanding under the Company’s long-term incentive plans.  Compensation expense related to these awards is based on the market price of the stock on the date the Board of Directors approved the grant and is amortized over the vesting period of the restricted stock award.

On August 25, 2011, the Company granted 256,000 shares of restricted stock (nonvested shares) with a fair value of $5.85 per share under the Company’s 2004 Stock Incentive Plan. The value of those shares at the grant date, aggregating $1,498, will be amortized to expense over a five year vesting period.

No stock options were granted or expired during the quarter ended September 30, 2011.  2000 stock options were exercised during the quarter ended September 30, 2011 for proceeds of $11, which was recorded as a receivable at September 30, 2011.

42,763 shares of restricted stock became vested during the quarter ended September 30, 2011.  112,354 shares of restricted stock were forfeited during the quarter ended September 30, 2011.  In conjunction with certain of these forfeitures, the Company granted 23,024 shares of restricted stock with a fair value of $6.00 per share under the Company’s 2004 Stock Incentive Plan.  The value of these shares at the grant date, aggregating $138, was fully expensed as these shares were immediately vested.

Note 9.  Restructuring Cost Activity.

During fiscal 2009, the Company incurred certain restructuring activities, as previously disclosed in Note 9. Restructuring Costs and Loss on Impairment of Assets, in Item 8 of Form 10-K for the fiscal year ended June 30, 2011.

Activity related to the severance and early retirement costs was as follows:

	Quarter Ended
	September 30,	September 30,
	2011	2010
Balance at beginning of period	$512	$1,123
Provisions for severance and early retirement costs	-	-
Payments and adjustments	(120)	(170)
Balance at end of period	$392	$953

Activity related to the lease termination restructuring accrual and related costs was as follows:

	Quarter-Ended
	September 30,	September 30,
	2011	2010
Balance at beginning of period	$1,143	$1,562
Provision for additional expense	-	-
Payments and adjustments (a)	(417)	(156)
Balance at end of period	$726	$1,406

(a)
Amount for the quarter ended September 30, 2011 includes a $274 adjustment recorded in Other operating costs as the Company sub-leased 30 rail-cars for the remaining contractual term under the Company’s existing rail car leases that had not previously been assumed to be subleased.

Note 10.  Subsequent Events.

Acquisition of Lawrenceburg Distillers Indiana, LLC

On October 20, 2011, MGPI of Indiana, LLC ("Purchaser” or “MGPII"), a Delaware limited liability company and wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement (the "Agreement") with Lawrenceburg Distillers Indiana, LLC ("Seller" or “LDI”). LDI is an Indiana limited liability company and a subsidiary of Angostura US Holdings Limited, a Delaware corporation ("Parent"), which is also a party to the Agreement.

Under the Agreement, MGPII is to acquire (the "Acquisition") substantially all of the assets ("Assets") of LDI used or held for use by it in its alcohol beverage distillery business, which produces customized and premium grade whiskeys, gin, and grain neutral spirits, and related bulk barrel storage facilities, blending operations and a tank farm, all located in Greendale and Lawrenceburg, Indiana, and a grain elevator operation in Rushville, Indiana (the "Distillery Business"). MGPII will also assume certain specified liabilities described in the Agreement.

LDI also operates a business engaged in the packaging, bottling and finished goods warehousing of alcoholic beverages in Greendale and Lawrenceburg, Indiana (the "Bottling and Packaging Business"). The Agreement excludes transfer of the assets relating to the Bottling and Packaging Business; those assets are to be sold by LDI to a third party unaffiliated with the Company or MGPII simultaneously with the closing of the sale of the Assets of the Distillery Business to MGPII (the "Closing"). The sale of the assets of the Bottling and Packaging Business to such third party is a material condition to the Closing of the sale of the Assets to MGPII and vice versa.

Closing of the Acquisition is also subject to the satisfaction of customary closing conditions, including, without limitation, obtaining various consents, transfer of permits and licenses, obtaining governmental authorizations relating to the Distillery Business and execution and delivery of specified ancillary agreements. Further, the Agreement includes customary representations, warranties and covenants of MGPII, Seller and Parent. The Closing is conditioned on the accuracy of the representations and warranties and compliance with the covenants set forth in the Agreement, in each case in all material respects.

The Agreement is subject to termination by either party if the Closing has not occurred by January 31, 2012, unless required governmental approvals have not been obtained by such date, in which case the last day to close the transaction is extended until April 30, 2012, unless otherwise agreed by the parties. There are no termination fees payable upon the termination of the Agreement. The Closing is anticipated to occur in the fourth quarter of calendar year 2011 or first quarter of calendar year 2012, subject to the satisfaction of the closing conditions.

MGPII is to pay LDI an amount in cash equal to the current assets minus current liabilities of the distillery assets, currently estimated at $15,000, as of the Closing date. A portion of the purchase price will be paid at Closing into two escrow amounts, one to fund a working capital true-up and one to fund possible future indemnification claims. Registrant expects to fund the purchase price through its financing with Wells Fargo Bank, National Association ("Wells Fargo"). Reference is made to the refinancing discussed below under Third Amendment to Credit Agreements.

Third Amendment to Credit Agreement

Effective October 20, 2011, the Company entered into a Third Amendment to Credit Agreement ("Third Amendment") with Wells Fargo. The Third Amendment modifies the Company’s existing revolving credit facility under the Credit and Security Agreement between the Company and Wells Fargo dated July 21, 2009 (as amended from time to time, the "Credit Agreement") in several material respects, and summarized as follows:

•	the maximum line of borrowings outstanding at any one time was increased from $25,000 to $45,000;

•	the Maturity Date of the loans were extended to from July 20, 2012 to October 20, 2014;

•
the floating interest rate applicable to outstanding borrowings was changed from the daily three month LIBOR plus an applicable margin ranging from 1.75% to 3.00%, based on the Company’s Debt Coverage Ratio, to an annual rate equal to the sum of Daily One Month LIBOR plus an applicable margin ranging from 1.50% to 2.00%, based on the Company’s balance sheet leverage ratio, adjustable on a quarterly basis;

•	the annual minimum interest payment and prepayment fees have been removed;

•	the Company and its subsidiaries have entered into various Guaranties and Security Agreements in favor of Wells Fargo;

•
a new provision was added that requires the Company’s balance sheet leverage ratio (meaning total liabilities divided by tangible net worth) to be no be greater than 1.75 to 1.0 as of each December 31, March 31, June 30 and September 30;

•
a new adjusted net income provision ( net income, adjusted for the following if not already accounted for in the calculation of net income: unrealized hedging gain/(loss), non-cash joint venture gain/(loss), and gain/(loss) from the sale or disposition of assets) provision has been added to replace the former stop loss provision; this net income provision requires adjusted net income to be no less than one dollar ($1.00), as of each December 31, March 31, June 30 and September 30, as determined based on the 12-month period then ending;

•
a new provision was added that requires the fixed charge coverage ratio (as defined below) to not be less than 2.00 to 1.00, as of each December 31, March 31, June 30 and September 30, as determined based on the 12-month period then ending.  The ratio is calculated as follows:

(a)	the sum of:
(i)	net profit
(ii)	plus taxes
(iii)	plus interest expense
(iv)	plus depreciation and amortization expense
(v)	minus dividends
(vi)	minus non-cash joint venture gain/(loss)
(vii)	minus non-cash unrealized hedging gain/(loss)
(viii)	minus cash contributions to Joint Ventures
(ix)	minus $7,000 in deemed per annum maintenance capital expenditures divided by

(b)	the sum of:
(i)	current maturities of long term deb
(ii)	plus capitalized lease payments and interest expense

•
the provisions restricting the payment of dividends have been modified to provide that the Company will not declare or pay any dividends (other than dividends payable solely in stock of the Company) on any class of its stock in any fiscal year in an amount in excess of $2,000;

•	the $8,000 limit on annual capital expenditures, which excludes capital expenditures made for the replacement and or upgrade of the water cooling system, has been removed;

•	a new provision was added to restrict operating lease expenses in any fiscal year to not exceed $4,000;

•
a new provision was added that  requires the Company to hedge the input costs of 100 percent  of all contracted sales of inventory, and not less than 40 percent of the input costs of inventory which will be sold on the spot market;

•	a new provision was added to restrict the Company from pledging the fixed and real property assets to be acquired under the LDI transaction described above; and

•
a new provision was added whereby the Company agreed not to undertake an acquisition unless the aggregate cash and non-cash consideration to be paid by the Company, excluding the acquisition described above, does not exceed $5,000 in the aggregate for all such permitted acquisitions. In all cases, after giving effect to any acquisition, including after the acquisition described above, the Company must have Availability (as defined in the Credit Agreement) of at least $10,000.

MGPII has guaranteed the Company’s debt under the credit facility.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
(Dollar amounts in thousands, unless otherwise noted)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this Form 10-Q, as well as our audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations—General, set forth in Items 8 and Item 7, respectively of our Form 10-K for the fiscal year ended June 30, 2011.

On August 25, 2011 we elected to change our fiscal year end from June 30 to December 31.  The change will be effective at the start of calendar year 2012.  We will file a transition report for the period beginning July 1, 2011and ending December 31, 2011 on Form 10-K.  The intent of the change was to align the reporting of our financial results with those of our joint venture partners and to strengthen our ability to gauge growing and harvesting conditions for seasonal grain crops.  This change will also enable our strategic planning process to better synchronize with our key customers’ product development and initiatives.  The discussion below compares results for the quarter ended September 30, 2011, which was the first quarter of the transition period ending December 31, 2011, to the quarter ended September 30, 2010, which was the first quarter of fiscal 2011.

RECENT INITIATIVES

Purchase of LDI

On October 20, 2011, our newly formed wholly-owned subsidiary, MGPI of Indiana, LLC, signed an agreement with LDI to acquire LDI's beverage alcohol distillery assets located in Lawrenceburg, Ind., and used in the production of customized and premium grade whiskeys, gins and grain neutral spirits.

The LDI Assets to be purchased include distillery assets, related bulk barrel storage facilities, blending operations and a tank farm. We will pay LDI cash equal to the current assets minus current liabilities of the distillery assets, currently estimated at $15,000, as of the closing date. The acquisition is subject to certain regulatory approvals, and is conditioned on the concurrent sale of the Bottling and Packaging assets to an unaffiliated third party and the satisfaction of other customary closing conditions. The purchase is expected to close in the fourth quarter of calendar year 2011 or the first quarter of calendar year 2012 and is expected to be funded through bank financing.

The acquisition would add significant new production capacity to our food grade alcohol area and enables us to begin producing premium bourbon and corn and rye whiskeys, while also increasing our gin and grain neutral spirits output.

Use of Hedge Accounting

Over the past three years, although we had used derivatives to economically hedge corn prices, we did not account for these derivative contracts as hedges for accounting purposes.  As a result of this decision, for these contracts, changes in the market value of open positions have been marked to market through our statement of operations and affected our reported earnings, leaving us vulnerable to earnings volatility.  Reducing this earnings volatility from commodity price swings has been at the forefront of our risk management strategy, and in early calendar 2011 the MGP Board of Directors made the decision to adopt hedge accounting, at which time we began the process of preparing to comply with the increased record keeping, resources and documentation requirements needed to meet these accounting standards.

  Effective July 1, 2011, we elected to restart the use of hedge accounting for qualifying derivative contracts entered into on and after July 1, 2011.  For further discussion related to the accounting policy and accounting requirements for our derivative instruments, see Note 1. Accounting Policies and Basis of Presentation - Derivatives and Note 6. Derivative Instruments and Fair Value Measurements set forth in Item I.   Open contracts entered into prior to July 1, 2011 will continue to be marked to market through earnings and will wind down by March 2012.

The utilization of hedge accounting should mitigate a portion of our earnings volatility that has been experienced over the past few years.  We benefited from the adoption during the current quarter as $3,613 of unrealized losses on derivative contracts were recorded to other comprehensive loss.  Had we not restarted the use of hedge accounting, these unrealized losses would have been included in earnings during the period.

Water Cooling System Project

On June 10, 2010, our Board of Directors approved a major capital project designed to provide environmental benefits at our Atchison, Kansas distillery, while also enhancing our alcohol production capabilities.  The project involved the installation of a new, state-of-the-art water cooling system to replace older equipment used to supply water for multiple components of the distillation process.  This project began during the summer of fiscal 2010 and was completed during July of 2011 at a cost of approximately $10,000.

RESULTS OF OPERATIONS

General

Since the first quarter of fiscal 2009, we have made significant changes to our operations to improve our profitability.  We have refocused our business on the production of value-added ingredients and distillery products and we have realigned our production efforts.  For further discussion of these activities, events and changes made to improve our profitability, reference is made to  Management’s Discussion and Analysis of Financial Condition and Results of Operations – General, in Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.  As a result of these actions, the current quarter revenues and the revenues for the comparable prior year period, across all segments, have declined from historic levels.

During fiscal 2011, we focused on the production of valued-added ingredients and distillery products, which led to an overall increase in sales over fiscal 2010.  Despite this increase in sales, our gross margins declined during fiscal 2011 due to significant raw material cost increases.  Throughout much of fiscal 2011, especially in our ingredients segment, our pricing was not commensurate with the increased cost of raw materials.

We continue to focus on a profitable sales mix by production of our value-added products with higher margins as well as pricing initiatives to better align our pricing with higher commodity prices.  During the current quarter ended September 30, 2011, our sales increased over the period ended September 30, 201, but our return on sales declined in the distillery segment due to increased raw material costs.  Our ingredient solutions segment was also impacted by increased costs of raw materials, but we had an improved sales mix which led to a slight improvement in return on sales.

Critical Accounting Policies and Estimates

Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, in Item 7 on Form 10-K for the fiscal year ended June 30, 2011, for a discussion of our critical accounting policies and the use of certain judgments and estimates in the preparation of our consolidated financial statements.

DEVELOPMENTS IN THE DISTILLERY PRODUCTS SEGMENT

As previously mentioned in Results of Operations – General, in order to become more efficient and effective and to improve our results, we have refocused our business on the production of our value-added products.  During fiscal 2011, our results were affected by production shut-downs at our Atchison distillery during the second and fourth quarters as well as significant costs increases for raw materials.  We also experienced production shutdowns and significant costs increases during the quarter ended September 30, 2011.

In alignment with the strategy described above, increased production volume at our ICP joint venture during the quarters ended September 30, 2011 and 2010 helped us to increase our sales of high quality food grade alcohol.  Sales of food grade alcohol for the periods ending September 30, 2011 and 2010 approximated 82.8 percent and 86.9 percent of our total distillery products sales for the respective periods.   Meanwhile, our sales of fuel grade alcohol approximated 5.4 percent and 5.0 percent of total distillery products sales for the same respective periods.

 As discussed previously in the “ – Recent Initiatives” section, we recently completed installation of a new, state-of-the-art water cooling system to replace older equipment used to supply water for multiple components of the distillation process and also entered into an agreement to purchase LDI.

DEVELOPMENTS IN THE INGREDIENT SOLUTIONS SEGMENT

As previously mentioned in Results of Operations – General, in order to become more efficient and effective and to improve our results, we have refocused our business on the production of our value-added products.   Our results for the fiscal year ended June 30, 2011 were affected by significant cost increases for raw materials, as well as lower volume output due, in part, to temporary production interruptions at various times throughout the year.  As we move forward, we continue to focus on a profitable sales mix by production of our value-added products with higher margins as well as pricing initiatives to better align our pricing with higher commodity prices.

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

GENERAL

Consolidated earnings for the current quarter decreased by $10,511, or 210.1 percent, compared to the same period in fiscal 2011 with a net loss of $(5,509) on consolidated sales of $76,138 versus net income of $5,002 on consolidated sales of $56,978 in first quarter of fiscal 2010.

In our distillery products and ingredients solutions segments, we achieved both volume and overall pricing increases compared to the same period a year ago.  Other segment sales declined slightly.   While our pricing increased across the distillery products and ingredient solutions segments, these pricing increases were outpaced by the increased costs for corn and flour.  Increased raw material costs had the most significant impact in our distillery products segment, where our return on sales decreased to 0.6 percent for the period ended September 30, 2011, from 19.0 percent for the period ended September 30, 2010.  Although the ingredient solutions segment pricing was similarly outpaced by the increased cost of raw materials, an improved sales mix helped to increase the return on sales to 10.3 percent for the quarter ended September 30, 2011 from 10.1 percent for the quarter ended September 30, 2010.  Also contributing to our overall decrease in earnings were unrealized losses on our open commodity derivatives contracts, losses related to our joint venture operations and production interruptions at our Atchison plant during the month of September, 2011.  Our 50 percent owned joint venture, ICP, was similarly impacted by higher raw material costs and unrealized losses on open commodity derivative contracts, of which our share was 50 percent.

NET SALES

Net sales for the quarter ended September 30, 2011 increased $19,160, or 33.6 percent, compared to the quarter ended September 30, 2010.  The increase was primarily attributable to increased net sales in the distillery products and ingredient solutions segments.  Net sales in the distillery products segment as a whole increased primarily as a result of higher volumes of food grade alcohol along with higher average selling prices for the segment as a whole.  We saw an increase in net sales in the ingredient solutions segment, driven primarily by increased volume of specialty starches and higher segment average selling prices.  Net sales for our other segment decreased due to a lower volumes of our plant-based biopolymer products.

COST OF SALES

For the quarter ended September 30, 2011, cost of sales increased $26,723, or 57.3 percent, compared to the quarter ended September 30, 2010.  Our higher overall costs were directly the result of higher corn and flour prices, the unfavorable impact of losses on open derivative commodity contracts not designated as cash flow hedges, and increased transportation costs related to a flood in Atchison, Kansas.  We saw increases in the per-bushel cost of corn and the per-pound cost of flour, which averaged nearly 81.7 percent and 40.8 percent higher, respectively, than the quarter ended September 30, 2010.  For the quarter ended September 30, 2011, cost of sales was 96.3 percent of net sales, which generated a gross profit margin of 3.7 percent.    For the quarter ended September 30, 2010, cost of sales was 81.8 percent of net sales, which generated a gross margin of 18.2 percent.

Cost of sales was also impacted by changes in the fair value of open derivatives contracts not designated as cash flow hedges.  For the quarter ended September 30, 2011, our open derivative commodity contracts not designated as cash flow hedges had a $2,586 unfavorable impact to cost of sales, compared to a $989 favorable impact for the year quarter ended September 30, 2010.  These cost increases were partially offset by a decrease in the per-million cubic foot cost of natural gas, which decreased 10.4 percent compared to the same period a year ago.

We restarted hedge accounting for qualifying derivative contracts entered into on and after July 1, 2011 as further discussed in “- Recent Initiatives” above and in Note 1. Accounting Policies and Basis of Presentation set forth in Item I, Financial Statements of this Form 10-Q and incorporated herein by reference.  For derivatives that qualify as hedges for accounting purposes, the change in fair value has no net impact on earnings, to the extent the derivative is considered effective, until the hedged transaction affects earnings.  For derivatives that are not designated as hedging instruments for accounting purposes, or for the ineffective portion of a hedging instrument, the change in fair value affects current period net earnings.  Had we not used hedge accounting for qualifying derivatives entered into on or after July 1, 2011, we would have recognized an additional $3,613 of unrealized losses in current period earnings.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the quarter ended September 30, 2011 decreased by $1,153, or 18.5 percent, compared to the quarter ended September 30, 2010.  The decrease was primarily due to a decrease in the pro-rata cost related to the estimated annual employee incentive program partially offset by general compensation increases.

OTHER OPERATING COSTS

Other operating cost for the quarter ended September 30, 2011 decreased $268, or 47.7 percent, compared to the quarter ended September 30, 2010.  The decrease was primarily due to the reduction in the loss on sale of assets, which was $0 for the quarter ended September 30, 2011 compared to $289 for the quarter ended September 30, 2010.

OTHER INCOME, NET

Other income, net, increased $43, or 1433.3 percent, for the quarter ended September 30, 2011 respectively, compared to the quarter ended September 30, 2010.  This increase was principally attributable to changes in interest capitalized as well as to the effect of certain other non-recurring, non-operating revenue items.

INTEREST EXPENSE

Interest expense for the quarter ended September 30, 2011 decreased $11, or 8.8 percent, compared to the quarter ended September 30, 2010.  This decrease was the result of lower loan balances on long-term debt as well as lower a lower interest rate on our credit facility, offset by an increase in the average daily balance compared to the same period in the prior year.

EQUITY IN EARNINGS (LOSS) OF JOINT VENTURES

ICP

 On November 20, 2009, we completed a series of transactions whereby we contributed our Pekin plant to a newly-formed company, ICP, and then sold 50 percent of the membership interest in ICP to ICP Holdings, an affiliate of SEACOR Energy Inc., as further described in Note 3. Investment in Joint Ventures included under Part I, Item 1, Financial Statements of this Form 10-Q and incorporated by reference herein.

 For the quarter ended September 30, 2011, ICP had a loss of $5,735.  As a 50 percent joint venture member, our portion of the net loss was $2,867.  ICP incurred a loss due to raw material price increases and unrealized losses on open derivative contracts.  For the quarter ended September 30, 2010, ICP had earnings of $3,207.  As a 50 percent joint venture member, our portion of the earnings was $1,603.

As further described in Note 3.  Investment in Joint Ventures, ICP’s Limited Liability Company Agreement gives us and our joint venture partner, ICP Holdings, a subsidiary of SEACOR Energy Inc., certain rights to shut down the Pekin plant if ICP operates at an EBITDA loss of $500 in any quarter.  Such rights are conditional in certain instances but are absolute if EBITDA losses aggregate $1,500 over any three consecutive quarters or if ICP’s net working capital is less than $2,500.  ICP experienced EBITDA losses in excess of $500 in the quarters ended December 31, 2009, March 31, 2010, December 31, 2010, June 30, 2011 and September 30, 2011.  For the three consecutive quarters ending both September 30, 2011 and June 30, 2011, ICP experienced an EBITDA loss in excess of the $1,500 aggregate loss threshold amount permitted over any three consecutive quarters.  Losses of such nature are also events of default under ICP’s term loan and revolving credit facility.  Both SEACOR Energy Inc. and ICP’s lender waived rights for covenant violations through September 30, 2011.

D.M Ingredients, GmbH (“DMI”)

On July 17, 2007, we completed a transaction with Crespel and Dieters GmbH & Co. KG for the formation and financing of a joint venture, DMI, located in Ibbenburen, Germany.  DMI’s primary operation is the production of specialty ingredients for marketing by MGPI domestically and, through our partner and third parties internationally.  We own a 50 percent interest in DMI, and account for it using the equity method of accounting.  As of September 30, 2011, we had invested $571 in DMI since July 2007.

For the quarter ended September 30, 2011, DMI had earnings of $75.  As a 50 percent joint venture member, our portion of the earnings was $38 for the quarter ended September 30, 2011.  For the quarter ended September 30, 2010, DMI incurred a net loss of $28.  As a 50 percent joint venture member, our equity in this loss $14 for the quarter ended September 30, 2010.

DMI’s functional currency is the European Union Euro.  Accordingly, changes in the holding value of the Company’s investment in DMI resulting from changes in the exchange rate between the U.S. Dollar and the European Union Euro are recorded in other comprehensive income as a translation adjustment on unconsolidated foreign subsidiary net of deferred taxes.

NET INCOME (LOSS)

As the result of the factors outlined above, we experienced a net loss of $5,509 on net sales of $76,138 in the quarter ended September 30, 2011 compared to $5,002 on net sales of $56,978 in the quarter ended September 30, 2010.

SEGMENT RESULTS

The following is a summary of revenues and pre-tax profits / (loss) allocated to each reportable operating segment for the quarterly periods ended September 30, 2011 and 2010.  For additional information regarding our operating segments, see Note 7. Operating Segments included under Part 1, Item 1, Financial Statements of this Form 10-Q and incorporated herein by reference.

	Quarter Ended
	September 30, 2011	September 30, 2010
Distillery products
Net Sales	$60,537	$42,519
Pre-Tax Income	379	8,082
Ingredient solutions
Net Sales	15,414	14,070
Pre-Tax Income	1,592	1,420
Other
Net Sales	187	389
Pre-Tax Income (Loss)	(112)	(20)

DISTILLERY PRODUCTS

Total distillery products sales revenue for the quarter ended September 30, 2011 increased $18,018, or 42.4 percent, compared to the quarter ended September 30, 2010.  This increase was primarily attributable to an increase in sales of high quality food grade alcohol of $13,156, or 35.6 percent.  The increase in high quality food grade alcohol was due to a 25.8 increase in per unit pricing as well as 7.8 percent increase in volume for the same period.  Also contributing to the increase in sales revenue were $3,715, and $1,146 increases in distillers feed revenue and fuel grade alcohol, respectively.  While overall revenues for distillery products increased for the quarter ended September 30, 2011 as compared to the same quarter a year ago, return on sales decreased as previously described in “-General”.  The decrease in our earnings was due to a significant increase in corn prices and unrealized losses on our hedging activities, partially offset by lower prices for natural gas and increased average prices for the segment as a whole.  While our overall pricing has improved, corn price increases outpaced our sales price increases to our customers.  For the quarter ended September 30, 2011, the per-bushel cost of corn averaged nearly 81.7 percent higher than the quarter ended September 30, 2010.  The per-million cubic foot cost of natural gas averaged nearly 10.4 percent lower than the same period a year ago.

INGREDIENT SOLUTIONS

Total ingredient solutions sales revenue for the quarter ended September 30, 2011 increased by $1,344, or 9.6 percent, compared to the quarter ended September 30, 2010.  Specialty starches saw a 21.6 percent increase in revenues compared to the same period a year ago due to both volume and per unit pricing increases.  Revenues for specialty proteins for the quarter ended September 30, 2011 decreased 5.7 percent compared to the quarter ended September 30, 2010 due to a decrease in volume, partially offset by improved per unit pricing.  Given that our focus remains on the production and commercialization of specialty ingredients, we have seen revenues for commodity starches and proteins remain low as a percentage of total segment sales; they totaled 13.2 percent and 12.7 percent of total segment sales for the quarters ended September 30, 2011 and 2010, respectively.  In addition to the overall increase in revenues for the ingredient solutions segment, our margins saw a slight increase during the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010.  This was principally due to improved average selling prices, improved sales mix and lower natural gas prices partially offset by higher raw material costs for flour.  Natural gas prices averaged approximately 10.4 percent lower compared to the first quarter of fiscal 2010.  Flour costs, on the other hand, averaged approximately 40.8 percent higher per pound compared to the same period a year ago.

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

On August 25, 2011 the Board of Directors approved a dividend of $0.05 per common share.  The $906 dividend was paid on October 13, 2011 to common stockholders of record on September 15, 2011.

On June 28, 2011, we financed a major portion of the new water cooling towers and related equipment being installed at our Atchison facility to U.S. Bancorp Equipment Finance, Inc. for proceeds of $7,335.  The proceeds are included in cash as of June 30, 2011.  We also entered into a lease with U.S. Bancorp for this same equipment and we will make monthly payments under the lease of approximately $110 for 72 months.  The proceeds of $7,335 were treated as proceeds from issuance of long term debt.

On August 26, 2010, the Board of Directors declared a dividend of $0.05 per common share, payable to common stockholders of record on September 15, 2010.  The $891 dividend was paid October 6, 2010.

We have budgeted $5,935 in routine capital expenditures over twelve month period beginning July 1, 2011 related to other improvements in and replacements of existing plant and equipment and information technology.  This amount does not include a provision for the cost of relocating our Wheatex® production equipment if we are unable to renew the lease on our current production facility, which expires in August 2012.  As of September 30, 2011, we had contracts to acquire capital assets of approximately $357.

We expect our sources of cash to be adequate to provide for budgeted capital expenditures and anticipated operating requirements; however we have not determined the possible costs of relocating the Wheatex® facility or means of financing such a move.

The following table is presented as a measure of our liquidity and financial condition:

	September 30,	June 30,
	2011	2011
Cash and cash equivalents	$986	$7,603
Working capital	14,985	22,381
Amounts available under lines of credit	12,130	20,342
Credit facility, notes payable and long-term debt	21,803	14,065
Stockholders’ equity	65,355	75,198

	Year to Date Ended
	September 30,	September 30,
	2011	2010
Depreciation and amortization	$2,387	$2,007
Capital expenditures	384	961
Cash flows from operations	(13,948)	(6,594)

CASH FLOW INFORMATION

Summary cash flow information follows for the quarters ended September 30, 2011 and 2010, respectively:

	Quarter Ended
	September 30,	September 30,
	2011	2010
Cash flows provided by (used for):
Operating activities	$(13,948)	$(6,594)
Investing activities	(323)	(961)
Financing activities	7,654	1,343

Decrease in cash and cash equivalents	(6,617)	(6,212)
Cash and cash equivalents at beginning of year	7,603	6,369
Cash and cash equivalents at end of period	$986	$157

During the quarter ended September 30, 2011, our consolidated cash decreased $6,617 to $986 as compared to the quarter ended September 30, 2010, in which there was a $6,212 decrease.  Decreased operating cash flow resulted primarily from an a decrease in earnings, an increase in restricted cash and other working capital changes as compared to the same period a year ago.  Cash outflows related to capital expenditures during the quarter ended September 30, 2011 decreased compared to the quarter ended September 30, 2010, while proceeds from the disposition of property increased.  During the quarter ended September 30, 2011, borrowings on debt exceeded payments on debt by $7,738 as compared to the quarter ended September 30, 2010, in which borrowings exceeded payments on debt by $1,343.

Operating Cash Flows.  Summary operating cash flow information for the quarters ended September 30, 2011 and 2010, respectively, is as follows:

	Quarter Ended
	September 30,	September 30,
	2011	2010
Net income (loss)	$(5,509)	$5,002
Depreciation and amortization	2,387	2,007
Loss on sale of assets	-	289
Share based compensation	176	313
Equity in (earnings) loss of joint ventures	2,830	(1,589)
Changes in operating assets and liabilities:
Restricted cash	(7,140)	971
Receivables, net	(3,169)	(4,575)
Inventory	(1,908)	(2,622)
Prepaid expenses	95	(285)
Refundable income taxes	-	(22)
Accounts payable	(2,670)	(1,067)
Accounts payable to affiliate, net	(1,546)	(1,279)
Accrued expenses	(389)	(2,207)
Change in derivative valuation	2,562	(975)
Deferred credit	(152)	(140)
Accrued retirement health and life insurance benefits and other noncurrent liabilities	(85)	(28)
Other	570	(387)
Net cash used in operating activities	$(13,948)	$(6,594)

Cash flow from operations for the quarter ended September 30, 2011 decreased $7,354 to $(13,948) from $(6,594) for the quarter ended September 30, 2010.  This decrease in operating cash flow was primarily the result of a decrease in earnings, an increase in our restricted cash requirement, and a larger period-over-period decrease in accounts payable as well as the timing of cash receipts and disbursements.  Earnings decreased by $10,511 from $5,002 of net income for the quarter ended September 30, 2010 to a net loss of $5,509 for the quarter ended September 30, 2011.  The increase in restricted cash of $8,111 was required to pledge additional cash to the broker for our exchange-traded commodity instruments, given the fair market value of our open market positions relative to the respective contract prices.  Accounts payable decreased $2,670 for quarter ended September 30, 2011 compared to a decrease of $1,067 for the period ended September 30, 2010.

The above factors, which served to decrease operating cash flow, were partially offset by the following:

•
An increase in the adjustment to reconcile net income to cash provided by operating cash flow related to equity in earnings (loss) of joint ventures of $2,830 for the quarter ended September 30, 2011 compared to $(1,589) for the quarter ended September 30, 2010

•	For the quarter ended September 30, 2011, an increase in receivables of $3,169 compared to a decrease of $4,575 for the quarter ended September 30, 2010
•	For the quarter ended September 30, 2011, a decrease in accrued expenses of $389 compared to a decrease of $2,207 for the quarter ended September 30, 2010
•	For the quarter ended September 30, 2011, an increase in change in derivative valuation of $2,562 compared to a decrease of $975 for the quarter ended September 30, 2010

Investing Cash Flows.  Net investing cash outflow for the quarter ended September 30, 2011 was $(323) compared to $(961) for the quarter ended September 30, 2010.  During the quarter ended September 30, 2011, we made capital investments of $384 and had proceeds from the disposition of property and equipment of $61.  During the quarter ended September 30, 2010, we made capital investments of $961.

Financing Cash Flows.  Net financing cash flow for the quarter ended September 30, 2011 was $7,654  compared to $1,343 for the quarter ended September 30, 2010, for a net increase in financing cash flow of $6,311.  During the quarter ended September 30, 2011, we had net borrowings of $8,212 under our operating line of credit compared to net borrowings of $1,517 for the quarter ended September 30, 2010.  This net increase was partially offset by payments on long-term debt of $474 for the quarter ended September 30, 2011 compared to payments of $174 for the quarter ended September 30, 2010.

CAPITAL EXPENDITURES

For the quarter ended September 30, 2011, we made $1,031 of capital investments, of which $384 was a use of cash and $647 remained payable at September 30, 2011.  The capital investments related to the water cooling system and production machinery and equipment.

In the summer 2010 we began work on a major capital project designed to provide environmental benefits at our Atchison, Kansas distillery while also enhancing alcohol production capabilities.  The project involved the installation of a new, state-of-the art water cooling system to replace older equipment used to supply water for multiple components of the distillation process.  It was completed during July 2011 at a cost of approximately $10,000.

We had been limited to annual capital expenditures of $8,000 by the revolving credit facility, but this excludes capital expenditures made for the replacement and or upgrade of the water cooling system described above.  This limit was removed as further described below under “- Line of Credit”.

LINE OF CREDIT

On January 20, 2011 we entered a Second Amendment (“Second Amendment”) to the Credit and Security Agreement with Wells Fargo Bank National Association (“Wells Fargo”) (as amended, the “Credit Agreement”).  The Second Amendment affected various provisions of our Credit Agreement, including those related to interest, minimum interest, amount of borrowings that we can make and covenants that we must meet.

The amount of borrowings which we may make is subject to borrowing base and availability maintenance limitations.  As of September 30, 2011, after giving effect to the Second Amendment, our outstanding borrowings under this facility were $12,870, leaving $12,130 available for additional borrowings (before giving effect to the $5,000 availability maintenance requirements described in “Financial Covenants” below, which result in $7,130 available for additional borrowings).  The borrowing base is the lesser of the maximum line amount or an amount based on specified percentages of eligible accounts receivable and inventories less specified reserves.  The lender has discretion under the Credit Agreement to change the manner in which the borrowing base is determined, such as altering the advance rates applicable to accounts receivable and inventory or changing reserve amounts.

As previously described in Note 10. Subsequent Events of this Form 10-Q and herein incorporated by reference, we entered into a Third Amendment (“Third Amendment”) to the Credit and Security Agreement with Wells Fargo.  The Third amendment modified the Credit Agreement in several material respects and is summarized as follows:

•	the maximum line of borrowings outstanding at any one time was increased from $25,000 to $45,000;

•	the Maturity Date of the loans were extended to from July 20, 2012 to October 20, 2014;

•
the floating interest rate applicable to outstanding borrowings was changed from the daily three month LIBOR plus an applicable margin ranging from 1.75% to 3.00%, based on our Debt Coverage Ratio, to an annual rate equal to the sum of Daily One Month LIBOR plus an applicable margin ranging from 1.50% to 2.00%, based on the our balance sheet leverage ratio, adjustable on a quarterly basis.

•	the annual minimum interest payment and prepayment fees have been removed;

•	we have entered into various Guaranties and Security Agreements in favor of Wells Fargo;

•
a new provision was added that requires our balance sheet leverage ratio (meaning total liabilities divided by tangible net worth) to be no greater than 1.75 to 1.0 as of each December 31, March 31, June 30 and September 30;

•
a new adjusted net income provision (net income, adjusted for the following if not already accounted for in the calculation of net income: unrealized hedging gain/(loss), non-cash joint venture gain/(loss), and gain/(loss) from the sale or disposition of assets) provision has been added to replace the former stop loss provision; this net income provision requires adjusted net income to be no less than one dollar ($1.00), as of each December 31, March 31, June 30 and September 30, as determined based on the 12-month period then ending;

•
a new provision was added that requires the fixed charge coverage ratio (as defined below) to not be less than 2.00 to 1.00, as of each December 31, March 31, June 30 and September 30, as determined based on the 12-month period then ending.  The ratio is calculated as follows:

(a)	the sum of:
(x)	net profit
(xi)	plus taxes
(xii)	plus interest expense
(xiii)	plus depreciation and amortization expense
(xiv)	minus dividends
(xv)	minus non-cash joint venture gain/(loss)
(xvi)	minus non-cash unrealized hedging gain/(loss)
(xvii)	minus cash contributions to Joint Ventures
(xviii)	minus $7,000 in deemed per annum maintenance capital expenditures divided by

(b)	the sum of:
(i)	current maturities of long term debt
(ii)	plus capitalized lease payments and interest expense

•
the provisions restricting the payment of dividends have been modified to provide we will not declare or pay any dividends (other than dividends payable solely in stock of the Company) on any class of its stock in any fiscal year in an amount in excess of $2,000;

•	the $8,000 limit on annual capital expenditures, which excludes capital expenditures made for the replacement and or upgrade of the water cooling system, has been removed;

•	a new provision was added to restrict operating lease expenses in any fiscal year to not exceed $4,000;

•
a new provision was added that  requires us to hedge the input costs of 100 percent  of all contracted sales of inventory, and not less than 40 percent of the input costs of inventory which will be sold on the spot market;

•	a new provision was added to restrict us from pledging the fixed and real property assets to be acquired under the LDI transaction described above; and

•
a new provision was added whereby we agreed not to undertake an acquisition unless the aggregate cash and non-cash consideration to be paid, excluding the acquisition described above, does not exceed $5,000 in the aggregate for all such permitted acquisitions. In all cases, after giving effect to any acquisition, including after the acquisition described above, we must have Availability (as defined in the Credit Agreement) of at least $10,000.

FINANCIAL COVENANTS

Under the Credit Agreement as amended by the Second Amendment and as in effect at September 30, we were required to  meet a stop loss provision, which restricted to $2,000 the amount of net loss we could  incur in any one month and to $4,000 in any consecutive three month period (for this purpose, "net loss" means after-tax net loss from continuing operations including extraordinary losses but excluding extraordinary gains, unrealized gains and losses from hedging activities and non cash income or losses from joint ventures).  We were required to maintain an average availability of not less than $5,000 (measured over the then trailing 30-day period), were  limited in the amount of capital expenditures we could  make annually to $8,000 (excluding capital expenditures made for the replacement and or upgrade of the Company’s existing water cooling facility, which has been completed), and  were required  meet as of fiscal year end a minimum debt service coverage ratio of not less than 1.25 to 1.0.  The ratio is calculated as:

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

See “-Line of Credit” for new and modified financial covenants as a result of entering into the Third Amendment on October 20, 2011.   These financial covenants include that we have a balance sheet leverage ratio of not greater than 1.75 to 1.0 as of the end of each quarter and that we maintain a fixed charge coverage ratio of not less than 2.00 to 1.00 on a trailing 12 month basis at the end of each quarter. We must also have adjusted net income of not less than one dollar ($1.00) on a trailing 12 month basis at the end of each quarter.

 We also are required to hedge all of the input costs of our contracted sales of inventory and 40% of our input costs for of our inventory that will be sold on the spot market

The Credit Agreement also includes provisions that limit or restrict our ability to:
• incur additional indebtedness;
• pay dividends to stockholders or purchase stock;
• make investments or acquisitions
• dispose of assets;
• make capital expenditures;
• incur operating lease expenses
• create liens on our assets; or merge or consolidate; and
• increase certain salaries and bonuses.

We were in compliance with the covenants in the Credit Agreement at September 30, 2011.

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

WORKING CAPITAL

COMPARISON TO JUNE 30, 2011

Our working capital decreased $7,396 from June 30, 2011 to September 30, 2011.  This decrease was primarily the result of unfavorable changes in the fair value of open derivative positions and an increase in borrowings under our line of credit, partially offset by increases in restricted cash, receivables and decreases in accounts payable and accounts payable to affiliate.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Commodity Costs

We make our products primarily from flour and corn and, as such, are subject to market risk due to changes in commodity prices.  We utilize long-term contracts with suppliers as well as derivative instruments, which we mark to market, to mitigate some of these risks.  Our derivative instruments include a combination of forward purchases and exchange traded commodity futures and options contracts.  The derivatives contracts trade on the Kansas City and Chicago Boards of Trade and the New York Mercantile Board of Exchange.

At September 30, 2011, we had open exchange traded futures contracts to purchase 6,500,000 bushels of corn through March 2013, at a weighted average contract price of $6.79 versus a weighted average market  price of $5.97.  At June 30, 2011, we had open net derivative contracts to purchase 3,850,000 bushels of corn at a weighted average contract price of $6.46 versus a weighted average market price of $5.98.

At September 30, 2011, the Company also has open exchange traded futures contracts to purchase 4,219,500 gallons of ethanol through December 2012, at a weighted average contract price of $2.52 per gallon versus a weighted average market price of $2.16 per gallon.  We had no open ethanol contracts at June 30, 2011.

Our commodity price hedging instruments generally relate to contracted firm-priced business.  Based on our overall commodity hedge exposure at September 30, 2011, a hypothetical 10 percent decline in market prices applied to the fair value of our corn and ethanol instruments would result in a corresponding decrease in the fair value of the exchange traded futures contracts of approximately $(4,792).  It should be noted that any change in the fair value of the contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.

For further discussion on the volatility of corn futures as of September 30, 2011 and June 30, 2011, respectively, see Note 6. Derivative Instruments and Fair Value Measurements set forth in Item 1, Financial Statements of this Form 10-Q and incorporated herein by reference.

Interest Rate Exposures

Our loan from Union State Bank – Bank of Atchison bears interest at 6% over the three year treasury index, adjusted quarterly.  Our Credit Agreement with Wells Fargo Bank, as amended January 20, 2011, provides for interest at a variable rate equal to daily three month LIBOR plus applicable margin ranging from 1.75% to 3.0% (2.125% at September 30, 2011); the default rate is the daily three month LIBOR plus 6%, in the lender’s discretion.  Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on weighted average outstanding borrowings at September 30, 2011, a 100 basis point increase over the non-default rates actually in effect at such date would increase our interest expense on an annualized basis by $68.

See “-Line of Credit” for the modified interest rate as a result of entering into the Third Amendment of our credit agreement with Wells Fargo Bank on October 20, 2011.

ITEM 4.   CONTROLS AND PROCEDURES.

(a)           Evaluation of disclosure controls and procedures.

            As of the end of the quarter ended September 30, 2011 our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)           Changes in Internal Controls.

There has been no change in the Company’s internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect MGP Ingredients, Inc.’s internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.       LEGAL PROCEEDINGS.

Reference is made to Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and Note 5. Commitments and Contingencies for information on certain proceedings to which we are subject.

We are a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us.

ITEM 1A .   RISK FACTORS.

Our proposed acquisition of LDI's distillery and warehousing assets would involve significant risk, if consummated.  Successful integration of LDI's distillery operations into our own will depend upon management's ability to manage both operations effectively.  We estimate that our purchase price will be approximately $15,000 and that we will need to expend $3,000 to $5,000 or more in capital expenditures related to the acquired facilities over the next three years to make desired improvements or achieve desired savings. While we expect to benefit from revenue enhancements resulting from the acquisition, there is no assurance that we will be able to generate sufficient cash flow from the acquisition to service the debt that we expect to incur to finance the acquisition and subsequent capital expenditures.  This, like any acquisition, may involve operating risks such as:

-	the difficulty of assimilating and integrating the acquired operations into our current business;

-	the difficulty of incorporating LDI employees into our corporate culture;

-	the diversion or dilution of management resources or focus;

-	the possibility that effective internal controls are not established and maintained at LDI;

-	the risks of entering new product markets with which we have limited experience;

-	the possibility that any debt or liabilities that we may incur or assume will prove to be more burdensome that we anticipated; and

-	the possibility that the acquired operations do not perform as expected or do not increase our profits.

The proposed acquisition of LDI is subject to certain conditions, including the concurrent closing of the sale of LDI’s bottling and packaging business to an unaffiliated third party over whom we have no control.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2011 we made no repurchases of our stock.

ITEM 6.       EXHIBITS

3.1	Articles of Incorporation of the Company, as amended (Incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarter ended September 30, 2004 (File number 0-17196))

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Company’s Report on Form 10-K for the fiscal year ended June 30, 2011.

*4.0	Third Amendment to Credit and Security Agreement dated October 20, 2011

*4.1	Amended and Restated Revolving Note dated October 20, 2011

*4.2	Continuing Guarantee dated October 20, 2011

*4.3	Third Party Security Agreement dated October 20, 2011

*10.1
Non-Employee Director Restricted Share Award Agreement effective October 22, 2010 of John Speirs. Similar agreements were made for the same number of shares with Michael Braude, John Byom, Cloud L. Cray, Gary Gradinger, Linda Miller, Karen Seaberg and Daryl Schaller.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

*32.1	Certification of Chief Executive Officer furnished pursuant to Rule 13a 14(b) and 18 U.S.C. 1350

*32.2	Certification of Chief Financial Officer furnished pursuant to Rule 13a-4(b) and 18 U.S.C. 1350

*101	Interactive Data File

*Filed herewith

      SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date: November 9, 2011	By /s/ Timothy W. Newkirk
Timothy W. Newkirk, President and Chief Executive Officer

Date: November 9, 2011	By /s/Don Tracy
Don Tracy
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)