Form 10-K
period 2011-12-31
MGP INGREDIENTS INC
filed 2012-03-13
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

__________________________

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[  ]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

OR

[X]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 2011 to December 31, 2011

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X      No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to their Form 10-K.  [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer, “large accelerated filer” and smaller company: in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ___    Accelerated filer  X    Non-accelerated filer  __   Smaller reporting company  __

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ___ No    X

The aggregate market value of common equity held by non-affiliates, computed by reference to the last sales price as reported by NASDAQ on June 30, 2011, was $104,215,230.

The number of shares of the registrant’s common stock outstanding as of February 29, 2012 was 18,115,965.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference:

(1)
Portions of the MGP Ingredients, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on May 31, 2012 are incorporated by reference into Part III of this report to the extent set forth herein.

CONTENTS PAGE

i

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	72
Item 8.	Financial Statements and Supplementary Data	73
	Management’s Report on Internal Control Over Financial Reporting	73
	Report of Independent Registered Public Accounting Firm	74
	Consolidated Statements of Operations – Six month Transition Period ended December 31, 2011 and the Years Ended June 30, 2011, 2010 and 2009	76
	Consolidated Balance Sheets – December 31, 2011, June 30, 2011 and June 30, 2010	77
	Consolidated Statements of Cash Flows – Six month Transition Period ended December 31, 2011 and the Years Ended June 30, 2011, 2010 and 2009	78
	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) – Six month Transition Period ended December 31, 2011 and the Years Ended June 30, 2011, 2010 and 2009	79
	Notes to Consolidated Financial Statements – Six month Transition Period ended December 31, 2011 and the Years Ended June 30, 2011, 2010 and 2009	81
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	133
Item 9A.	Controls and Procedures	133
Item 9B.	Other Information	133

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	134
Item 11.	Executive Compensation	134
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	134
Item 13.	Certain Relationships and Related Transactions, and Director Independence	135
Item 14.	Principal Accountant Fees and Services	135

PART IV
Item 15.	Exhibits and Financial Statement Schedules	136
SIGNATURES		166

               The calculation of the aggregate market value of the Common Stock held by non-affiliates is based on the assumption that non-affiliates do not include directors or executive officers. Such assumption does not constitute an admission by the Company or any director or executive officer that any director or executive officer is an affiliate of the Company.

ii

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as well as historical information.  All statements, other than statements of historical facts, included in this Annual Report on Form 10-K regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements.  In addition, forward-looking statements are usually identified by or are associated with such words as “intend,” “plan”, “believe,” “estimate,” “expect,” “anticipate,” “hopeful,” “should,” “may,” “will”, “could”, “encouraged”, “opportunities”, “potential” and/or the negatives of these terms or variations of them or similar terminology.  They reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance.  All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement.  Important factors that could cause actual results to differ materially from our expectations include, among others: (i) disruptions in operations at our Atchison facility or Indiana Distillery,  (ii) the availability and cost of grain and fluctuations in energy costs, (iii) the effectiveness of our hedging strategy, (iv) our ability to integrate the acquired operations of Lawrenceburg Distillers Indiana, LLC into our own, (v) the competitive environment and related market conditions, (vi) the ability to effectively pass raw material price increases on to customers, (vii) the profitability of the Illinois Corn Processing, LLC (“ICP”) joint venture, (viii) our ability to maintain compliance with all applicable loan agreement covenants, (ix) our ability to realize operating efficiencies, (x) actions of governments, (xi) and consumer tastes and preferences.  For further information on these and other risks and uncertainties that may affect our business, see Item 1A. Risk Factors.

                   METHOD OF PRESENTATION

All amounts in this report, except for share, bushels, gallons, pounds, mmbtu, per share, per bushel and per gallon amounts, are shown in thousands.

AVAILABLE INFORMATION

We make available through our website (www.mgpingredients.com) under “Investors – Investor Relations,” free of charge, our annual and transition reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission.

iii

PART I

ITEM 1.  BUSINESS

Throughout this Report, when we refer to "the Company", "we", “us”, “our” and words of similar import in reference to activities that occurred prior to the "Reorganization", as defined below, on January 3, 2012, we are referring to the combined business of MGPI Processing, Inc. (formerly MGP Ingredients, Inc.)  and its consolidated subsidiaries, and  when we refer to "the Company", "we", “us”, “our” and  words of similar import in reference to activities occurring after the Reorganization, we are referring to the combined business of MGP Ingredients, Inc. (formerly named  MGPI Holdings, Inc.) and its consolidated subsidiaries , except to the extent that the context otherwise indicates.

MGP Ingredients, Inc. (formerly MGPI Holdings, Inc.)(herein "Holdings" or "Registrant") is a Kansas corporation headquartered in Atchison, Kansas.  It was incorporated in 2011 and is a holding company with no operations of its own.  Its principal directly-owned operating subsidiaries are MGPI Processing, Inc. (formerly named MGP Ingredients, Inc.) ("Processing"), which was incorporated in Kansas in 1957 and is the successor to a business founded in 1941 by Cloud L. Cray, Sr., and MGPI of Indiana, LLC (formerly named Firebird Acquisitions, Inc.)(“MGPII”), which on December 27, 2011 acquired substantially all the assets used by Lawrenceburg Distillers Indiana, LLC in its Lawrenceburg and Greendale, Indiana beverage distillery business.

On January 3, 2012, Processing reorganized into a holding company structure (the “Reorganization”) through a merger (the “Merger”) with MGPI Merger Sub, Inc., a Kansas corporation, which was an indirect wholly-owned subsidiary of Processing and a direct, wholly-owned subsidiary of Holdings.  Holdings was formerly a direct, wholly-owned subsidiary of Processing.  Each of Holdings and MGPI Merger Sub, Inc. were organized in connection with the Merger.  Processing was the surviving corporation in the Merger and became a direct wholly-owned subsidiary of Holdings as a result of the Merger. Upon completion of the Reorganization, Holdings replaced Processing as the publicly held corporation, and former holders of common stock of Processing now hold the same number of shares and same ownership percentage of the Company as they held of Processing immediately prior to the Reorganization.  The consolidated assets and liabilities of Holdings and its subsidiaries immediately after the Reorganization were the same as the consolidated assets and liabilities of Processing and its subsidiaries immediately before the effective time of the Merger.  Holdings' articles of incorporation and bylaws are the same in all material respects as those of Processing before the Merger, and each director of Processing became a director of Holdings.  Management of Holdings following the Merger is the same in all material respects as the management of Processing prior to the Merger.  Processing has distributed three of its formerly directly owned subsidiaries, MGPII, D.M. Ingredients, GmbH and Midwest Grain Pipeline, Inc., to Holdings.  Processing's other subsidiary, Illinois Corn Processing, LLC, remains a directly owned 30% subsidiary of Processing as of March 12, 2012 (ICP was a 50% directly owned subsidiary at December 31, 2011 - see Note 3. Investment in Joint Ventures).  By engaging in the Reorganization, the Company sought to better isolate risks that might reside in one facility or operating unit from its other facilities or operating units.  It also believes that a holding company structure will facilitate ramp-up and disposition of new businesses that might be developed, accommodate future growth through acquisitions and joint ventures, create tighter focus within operating units and enhance commercial activities and financing possibilities.  For further discussion, see Note 22. Subsequent Events set forth in Item 8.

As previously announced, on August 25, 2011 we elected to change our fiscal year end from June 30 to December 31.  We believe that this change in fiscal year will better align the reporting of our financial results with those of our joint venture partners and strengthen our ability to gauge growing and harvesting conditions for seasonal grain crops.  This change also enables our strategic planning process to better synchronize with our key customers’ product development initiatives.  This transition report on Form 10-K reports our financial results for the six month period of July 1, 2011 to December 31, 2011, which we refer to as the “transition period” throughout this report.  Following the transition period, we will file annual reports for the twelve month period ended December 31 of each year beginning with the twelve month period ended December 31, 2012.

GENERAL INFORMATION

The Company produces certain distillery and ingredient products which are derived from corn, rye and barley, and wheat flour, respectively, primarily to serve the packaged goods industry.  The Company has three reportable segments:  distillery products, ingredient solutions and other.  Our distillery products segment consists of food grade alcohol, along with a minimal amount of fuel grade alcohol and distillers feed, which are co-products of our distillery operations.  The ingredient solutions segment products primarily consist of specialty starches, specialty proteins, commodity starches and commodity vital wheat gluten.  Mill by-products, consisting primarily of mill feeds or “midds,” had also previously been included in this segment but were discontinued with the shutdown of our wheat flour milling operations at the Atchison, Kansas plant in the second quarter of fiscal 2009.  Our other segment products are plant-based biopolymers and wood-based composite resins manufactured through the further processing of certain of our starches and proteins and wood particles.  Prior to the sale of our Kansas City, Kansas facility described below, our other segment also included pet-related products primarily consisting of extruded plant-based resins and finished pet treats.

We purchase corn, rye and barley, which we use in our distillery operations, primarily from or through grain elevators.  We purchase wheat flour, the principal raw material used in the manufacture of our protein and starch products at our Atchison facility, from ConAgra Mills.   We process flour with water to extract vital wheat gluten, the basic protein component of flour, which we use primarily to process into specialty wheat proteins that possess increased protein levels and/or enhanced functional characteristics.  Most wheat protein products are dried into powder and sold in packaged or bulk form.  We further process the starch slurry which results after the extraction of the protein component to extract premium wheat starch, a portion of which we further  process into specialty starches and a portion of which we sell as commodity starch, and all of which we dry into powder and sell in packaged or bulk form.  We mix the remaining starch slurry with corn and water and then cook, ferment and distill it into alcohol.  We dry the residue of the distilling operations and sell it as a high protein additive for animal feed.  At our distillery located in Lawrenceburg and Greendale, Indiana (“Indiana Distillery”), we produce customized and premium grade corn and rye whiskeys, bourbon, gin, grain neutral spirits and distillers feed.

The principal location at which we made our products as of December 31, 2011 was our plant located in Atchison, Kansas. We also operate a facility in Onaga, Kansas for the production of plant-based biopolymers and wood composite resins. Our line of textured wheat proteins are currently produced through a toll manufacturing arrangement at a facility in Kansas City, Kansas, which we had previously owned and which we sold to Sergeant’s Pet Care Products, Inc. (“Sergeant’s”) on August 21, 2009. In November 2009, we entered into a joint venture with SEACOR Energy, Inc.’s affiliate, Illinois Corn Processing Holdings LLC (“ICP Holdings”), to reactivate distillery operations at our facility in Pekin, Illinois.  This facility is now owned and operated by a 30% owned, non-consolidated joint venture entity named Illinois Corn Processing, LLC (“ICP”), which reactivated the plant in the third quarter of fiscal 2010 after we temporarily closed it on January 29, 2009.  ICP produces food grade alcohol for beverage and industrial applications, which we purchase, and fuel grade alcohol, which SEACOR Energy, Inc. purchases.   On December 27, 2011, we acquired substantially all the assets used by Lawrenceburg Distillers Indiana, LLC (“LDI”) in its beverage alcohol distillery business, and we now produce premium bourbon, corn and rye whiskeys, gin, grain neutral spirits and distillers feed at our Indiana Distillery.

TRANSITION PERIOD AND RECENT DEVELOPMENTS

Acquisition of LDI’s Distillery Business

As briefly described above, the most significant transition period development was the acquisition of LDI’s beverage alcohol distillery business.   In this transaction, which closed on December 27, 2011, MGPII acquired substantially all of LDI's beverage alcohol distillery assets located in Lawrenceburg and Greendale, Indiana, which are used in the production of customized and premium grade whiskeys, gins and grain neutral spirits.  The purchased assets include distillery assets, related bulk barrel storage facilities, blending operations, a tank farm, a grain elevator and certain intangible assets (“Distillery Business”).  In this acquisition we also assumed certain liabilities, consisting primarily of trade payables and customer and contractual obligations, as described in the Asset Purchase Agreement dated October 20, 2011.  These included commitments to supply product to three customers under contracts expiring at various times on or after December 31, 2012 but which represent approximately 43 percent of the Indiana Distillery's distillation capacity over the period expiring December 31, 2012. We did not purchase LDI’s associated assets or assume liabilities related to packaging and bottling of alcoholic beverages, which were acquired by a third party.  The purchase price of the acquisition is equal to the current assets minus current liabilities as of December 27, 2011, which was estimated at closing to be $11,041.  The purchase was funded through our bank revolving credit facility and is subject to post closing adjustments for working capital true-ups and other final purchase accounting adjustments for estimated liabilities associated with this transaction.  For further discussion related to the accounting policy and accounting requirements for this acquisition, see Note 1. Nature of Operations and Summary of Significant Accounting Policies – Business Combination and Note 21. Business Combination set forth in Item 8.

With this acquisition, we added significant new production capacity to our food grade alcohol area and we are now able to produce premium bourbon and corn and rye whiskeys, while also increasing our gin, grain neutral spirits and distillers feed output.  Since acquiring the Distillery Business, we have taken several steps to improve its profitability, including converting from the use of coal to natural gas, outsourcing certain functions and reducing headcount.  Because we plan to continue to purchase our corn primarily from one supplier, we made the decision to sell the grain elevator and have classified the assets associated with the sale of the grain elevator as “Assets Held for Sale”, which is valued at $2,300.  The value of this asset upon its ultimate disposition could vary significantly from the Company’s estimate.  See Note 10.  Assets Held for Sale.

Ownership change of ICP

On February 1, 2012, ICP Holdings exercised its option to purchase an additional 20 percent of the membership interest in ICP from Processing, as further described in Note 3. Investment in Joint Ventures and Note 22. Subsequent Events set forth in Item 8.  The sales price was $9,103 and was determined in accordance with the LLC Interest Purchase Agreement.  After this transaction, we own 30 percent of ICP and we are entitled to name 2 of ICP’s 6 advisory board members.   The pre-tax gain on sale, to be recognized in 2012, approximated $4,000.

Water Cooling System Project

On June 10, 2010, our Board of Directors approved a major capital project designed to provide environmental benefits (see Item 3. Legal Proceedings) at our Atchison, Kansas distillery, while enhancing our alcohol production capabilities.  The project involved the installation of a new, state-of-the-art water cooling system to replace older equipment used to supply water for the distillation process.  This project began during the summer of fiscal 2010 and was completed during July of 2011 at a cost of approximately $10,000.

Agreement to Develop New Technologies and Products

On January 5, 2012 we announced that we are teaming up with the Kansas Alliance for Biorefining and Bioenergy (“KABB”) and four Kansas universities to develop new technologies and products that use bio-based raw materials.  The three-year research and development efforts will seek to find innovative ways to produce cost-competitive bio-based foams, plastics, fuels and other materials from distillers dried grains and soluables.

FINANCIAL INFORMATION ABOUT SEGMENTS

Note 12. Operating Segments of our Notes to Consolidated Financial Statements set forth in Item 8 of this report, which is incorporated herein by reference, includes information about sales, depreciation and amortization, income (loss) before income taxes for the six month transition period ended December 31, 2011 and for the years ended June 30, 2011, 2010 and 2009, by reportable segment.  Information about sales to external customers and assets located in foreign countries is included.  Information about identifiable assets is included as of December 31, 2011, June 30, 2011 and June 30, 2010.

BUSINESS STRATEGY

We seek to deliver strong profit margins and high returns on capital over time.  To achieve our objectives, over the years we have restructured our business and modified our product portfolio to emphasize a greater mix of higher margin, value-added products, principally specialty food ingredients and high quality food grade alcohol.  At the same time, we have taken measures to significantly reduce our production and marketing of lower and negative margin, commodity type products.  Our strategy is focused on the development and marketing of wheat-based specialty protein and starch products and high quality food grade alcohol, as well as plant-based biopolymer and wood-based composite resin products for use in unique market niches.  We seek to add value to our customers’ major branded packaged goods products by providing product solutions across a range of food and beverage applications, as well as certain non-food product applications, that can ultimately benefit the consumer.

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

We assess the competitive landscape to identify opportunities to bolster our customer and supplier relationships, while at the same time building scale to further improve our cost position.  Our goal is to invest in growth opportunities that increase long-term shareholder value by advancing our strategic position and increasing our long-term cash flows.  During December 2011, we took action on this strategy with our acquisition of LDI’s Distillery Business as previously described in “- Transition Period and Recent Developments.”  We believe this acquisition will strengthen our profit margins and improve returns on capital over time while also allowing us to respond to numerous requests from customers to supply them high quality whiskeys and bourbons.

We continue to be a leading company in the food grade alcohol industry and pursue efforts to maintain highly efficient alcohol production operations.  We have been in the food grade alcohol business since the Company’s founding in 1941.    Since early 2004, the majority of our Atchison distillery’s capacity has been dedicated to the production of high quality, high purity food grade alcohol for beverage and industrial applications, and we provide our customers with what we believe is among the highest quality, high purity alcohol in the world.  We produce only a minimal amount of fuel alcohol as a co-product of our food grade production activities.  The majority of our former Pekin plant’s capacity for several years had been dedicated to the production of fuel grade alcohol.   The Pekin plant is now owned and operated by a joint venture, ICP, which produces food grade alcohol, which we purchase, and fuel grade alcohol, which SEACOR Energy, Inc. purchases, as elsewhere described.  The Indiana Distillery’s capacity is dedicated to the production of high quality, high purity food grade alcohol.

Biopolymers continue to represent an emerging part of our business.  Currently, we have two commercial products in the market. The first product comprises plant-based biopolymers in which a large percentage of petroleum-based plastic could be replaced with materials made from renewable sources, specifically wheat starch.  These biopolymers, which serve as bio-based alternatives to traditional plastics, may be utilized in a wide range of products, such as disposable cutlery, cosmetic cases and a host of other items.  The second product is a wood-based composite resin, which compounds wood and recycled plastic materials.  This product is produced for use in the manufacture of deck boarding, toy products, furniture parts and other wood applications in which long-term durability is required.  These products are sold directly to producers of finished products. We are also continuing work on the development and commercialization of a fully bio-based, fully compostable resin. As previously discussed, on January 5, 2012, we announced that we are teaming up with the KABB and four Kansas universities to develop new technologies and products that use bio-based raw materials, which centers around finding innovative ways to produce cost-competitive bio-based foams, plastics, fuels and other materials from distillers dried grains and soluables.

PRODUCT SALES

The following table shows our sales from continuing operations by each class of similar products during the six month transition period ended December 31, 2011 and the fiscal years ended June 30, 2011, 2010 and 2009, as well as such sales as a percent of total sales.

	PRODUCT GROUP SALES
			Fiscal Year Ended
	Six Months Ended
	December 31, 2011		June 30, 2011		June 30, 2010		June 30, 2009
	Amount	%	Amount	%	Amount	%	Amount	%

Distillery Products: (1)
Food grade Alcohol	$98,358	67.2%	$157,486	63.5%	$118,578	58.7%	$124,199	42.6%
Distillers Grain and related Co-products	14,170	9.7%	20,642	8.3%	14,340	7.1%	33,060	11.3%
Fuel grade Alcohol	5,909	4.0%	10,865	4.4%	7,072	3.5%	47,445	16.2%
Total Distillery Products	$118,437	80.9%	$188,993	76.2%	$139,990	69.3%	$204,704	70.1%

Ingredient Solutions: (2)
Specialty Starches	$15,557	10.6%	$29,459	11.9%	$27,978	13.9%	$32,817	11.2%
Specialty Proteins	9,853	6.7%	20,918	8.4%	20,847	10.3%	21,936	7.5%
Commodity Wheat Starch	2,065	1.4%	7,228	2.9%	9,065	4.5%	12,629	4.3%
Vital Wheat Gluten	121	0.1%	160	0.1%	1,825	0.9%	13,684	4.8%
Mill By-Products	-	0.0%	-	0.0%	-	0.0%	1,061	0.4%
Total Ingredients	$27,596	18.8%	$57,765	23.3%	$59,715	29.6%	$82,127	28.2%

Other Products: (3)	$444	0.3%	$1,157	0.5%	$2,266	1.1%	$4,981	1.7%
Net Sales	$146,477	100.0%	$247,915	100.0%	$201,971	100.0%	$291,812	100.0%

(1)
In February 2009, we temporarily discontinued distillery operations at our former Pekin facility. We now only produce minimal quantities of fuel grade alcohol as a co-product of our food grade alcohol production at our Atchison facility.  As a result, our production of distillers feed, a principal co-product of our alcohol production process, also has declined.  The table includes our sales of food grade alcohol acquired from ICP but does not otherwise reflect distillery product sales of ICP, which now operates our former Pekin plant.

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

Substantially all of our sales are made directly or through distributors to manufacturers and processors of finished packaged goods or bakeries.  Sales to our customers purchasing food grade alcohol are made primarily on a spot, monthly, or quarterly basis with some annual contracts, depending on the customer’s needs and market conditions.  Customers who purchase whiskey or bourbon may also enter into separate warehouse service agreements with us, allowing the product to age.  As part of our acquisition of LDI’s Distillery Business, we assumed certain multi-year contracts to supply distilled products and certain contracts to provide barreling and warehousing services, which typically are also multi-year contracts.  Sales of fuel grade alcohol are made on the spot market.  Contracts with distributors may be for multi-year terms with periodic review of pricing.  Contracts with ingredients customers are generally price and term agreements which are fixed for three or six month periods, with very few agreements of twelve months duration or more.  During the six month transition period ended December 31, 2011, our five largest distillery products customers combined accounted for 32.9% of our consolidated revenues, and our five largest ingredients products customers combined accounted for 13.2% of our consolidated revenues.

DISTILLERY PRODUCTS SEGMENT

Our Atchison plant processes corn, mixed with starch slurry from the wheat starch and protein processing operations, into food grade alcohol and distillery co-products such as fuel grade alcohol and distillers feed.  Our newly acquired Indiana Distillery processes corn, rye and barley into food grade alcohol, primarily beverage alcohol, and distillers feed.

Food grade alcohol consists of beverage alcohol and industrial food grade alcohol that are distilled to remove impurities.  Fuel grade alcohol is grain alcohol that has been distilled to remove all water to yield 200 proof alcohols suitable for blending with gasoline.  In fiscal 2009, we decided to reduce our exposure to the fuel grade alcohol market and presently generate and sell only minimal amounts as a co-product of the food grade alcohol production process at our Atchison distillery.

In February 2009, we temporarily discontinued operations at our former Pekin facility.  Historically, the Pekin plant had been principally dedicated to the production of fuel grade alcohol.  On November 20, 2009, we completed a series of transactions whereby we contributed our former Pekin plant to a newly-formed company, ICP, and then sold 50% of the membership interest in this company to ICP Holdings, an affiliate of SEACOR Energy Inc., for $15,000 cash ($13,951, net of closing costs). ICP reactivated distillery operations at the Pekin facility during the quarter ended March 31, 2010. We purchase food grade alcohol products manufactured by ICP and SEACOR Energy Inc. purchases fuel grade alcohol products manufactured by ICP.  On February 1, 2012, ICP Holdings exercised an option to acquire an additional 20% interest in ICP from us for $9,103.

In December 2011, we acquired substantially all the assets used by LDI in its beverage alcohol distillery business at the Indiana Distillery, where we now produce premium bourbon, corn and rye whiskeys, gin, grain neutral spirits and distillers feed.  LDI owned an associated bottling business, which we did not purchase.  Instead, we entered into a relationship with another company to provide this service to us.  We believe that this arrangement allows us to avoid committing significant amounts of capital to fixed assets.

Both bourbon and whiskey are typically aged in wooden barrels from two to four years. Given the available capacity at our Indiana Distillery, as a part of our strategy, we will produce certain volumes of bourbon and whiskey that is in addition to current customer demand.  This product will be barreled and included in our inventory.  Our goal is to maintain inventory levels for whiskey and bourbon sufficient to satisfy anticipated future purchase orders in the wholesale market.  Production schedules are adjusted from time to time to bring inventories into balance with established future demand.

Food Grade Alcohol.  The majority of the Atchison distillery’s and the Indiana Distillery’s capacities are dedicated to the production of high quality, high purity food grade alcohol for beverage and industrial applications.    New state-of-the-art equipment that was installed in 2004 has resulted in improved alcohol production efficiencies at the Atchison plant.  During the six month transition period ended December 31, 2011, we generally operated at full production capacity for our food grade alcohol at the Atchison plant.

Food grade alcohol sold for beverage applications consists primarily of grain neutral spirits and gin, premium bourbon and corn and rye whiskey.  Grain neutral spirits are sold in bulk quantities at various proof concentrations to bottlers and rectifiers, which further process the alcohol for sale to consumers under numerous labels.  Our gin is created by redistilling grain neutral spirits together with proprietary customer formulations of botanicals or botanical oils.  Our bourbon is created by distilling primarily corn and may be blended with customer formulas.  Our whiskey is made from fermented grain mash, including primarily corn and rye.

We believe that in terms of net sales, we are one of the three largest merchant market sellers of food grade alcohol in the United States.  Our principal competitors in the beverage alcohol market are Grain Processing Corporation of Muscatine, Iowa, Archer-Daniels-Midland Company of Decatur, Illinois and Fortune Brands, Inc. of Deerfield, Illinois.

Much consolidation in the beverage alcohol industry has occurred at the customer level over the past two decades.  As these consolidations have come about, we have maintained a strong and steady presence in the market due to longstanding relationships with customers and our reputation for producing very high quality, high purity alcohol products.  We believe our presence in the market and strong reputation will be improved with our acquisition of LDI’s Distillery Business.

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

Historically, synthetic alcohol was a highly significant component of the food grade industrial alcohol market.  In recent years, however, the use of grain-based alcohol has exceeded synthetic alcohol in this market.  Our principal competitors in the grain-based food grade industrial alcohol market are Grain Processing Corporation of Muscatine, Iowa, Archer-Daniels-Midland Company of Decatur, Illinois and Fortune Brands, Inc. of Deerfield, Illinois.  Competition is based primarily upon price, service and quality factors.

Distillery Co-Products.

The bulk of the six month transition period ended December 31, 2011 sales of alcohol co-products consisted of distillers feed and fuel grade alcohol.

Distillers Feed. Distillers feed is principally derived from the residue of corn from alcohol processing operations.  The residue is dried and sold primarily to processors of animal feeds as a high protein additive.  We compete with other distillers of alcohol as well as a number of other producers of animal food additives in the sale of distillers feed.  During the six month transition period ended December 31, 2011, distillers feed prices were higher on average compared to the fiscal year ended June 30, 2011 due to increased prices for corn, the basic raw material from which distillers feed is derived.   Through our acquisition of LDI’s Distillery Business, we now also produce distillers feed at our Indiana Distillery.

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

To encourage the production of fuel grade alcohol for use in gasoline, the Federal government and various states have enacted tax and other incentives designed to make fuel grade alcohol competitive with gasoline and gasoline additives.  Under the internal revenue code, and until the end of the 2011 calendar year, gasoline that was blended with fuel grade alcohol provided sellers of the blend with certain credits or payments.  Until the end of calendar year 2008, these amounted to $0.51 per gallon of fuel grade alcohol with a proof of 190 or greater that was mixed with the gasoline; during calendar years 2009, 2010 and 2011, they amounted to $0.45 per gallon.  Although these benefits have not been directly available to us, they were intended to permit us to sell our fuel grade alcohol at prices which generally are competitive with less expensive additives and gasoline.  These credits, along with the $0.54 per gallon of fuel alcohol import tariff, expired on December 31, 2011.  The impact of this change on the market for fuel grade alcohol, if any, and the profitability of ICP’s operations cannot be determined at this time.

At times in the past, there has been significant volatility in corn and fuel grade alcohol markets, making incremental fuel grade alcohol production decisions difficult.  In fiscal 2009, we at times encountered fuel grade alcohol prices below our production costs.  With industry capacity in excess of quantities needed to meet federal mandates, it did not seem likely to us at the time that equilibrium would return to the fuel grade alcohol markets in the short term.  Accordingly, we determined to substantially reduce our production of this product and now only produce fuel grade alcohol as a co-product of our food grade alcohol business at our distillery in Atchison.  For the six month transition period ended December 31, 2011, fuel grade alcohol sales represented approximately 5.0 percent of total sales for the distillery products segment.  Although we retain some additional exposure to the volatility of the fuel alcohol market through our investment in ICP in Pekin, Illinois, we have an opportunity to participate when the economics of that market are good, and we believe that the extent of our exposure to bad markets is significantly less than when we operated the Pekin facility ourselves.

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

In recent years, our specialty wheat starches and proteins have accounted for a sizeable share of our total sales in this segment, which has been a component of our business strategy as we focus on higher margin products.  The results were based, in part, on the following factors:  partnerships with customers on product development, capacity to produce these products, and increased marketing efforts that have resulted in greater customer recognition. We are using an on-line Customer Relationship Management (“CRM”) solution system that was implemented in fiscal 2009 to improve our ability to develop new sales of our product lines.  Our commercialization functions are focused on increasing sales growth of our specialty products to the largest and most innovative producers of consumer packaged goods in the U.S.
These factors will also be required for future growth of our higher margin products.

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

Our specialty wheat starches are used primarily for food applications as an additive in a variety of food products to affect their nutritional profile, appearance, texture, tenderness, taste, palatability, cooking temperature, stability, viscosity, binding and freeze-thaw characteristics.  Important physical properties contributed by wheat starch include whiteness, clean flavor, viscosity and texture.  For example, our starches are used to improve the taste and mouth feel of cream puffs, éclairs, puddings, pie fillings, breading and batters; to improve the size, symmetry and taste of angel food cakes; to alter the viscosity of soups, sauces and gravies; to improve the freeze-thaw stability and shelf life of fruit pies and other frozen foods; to improve moisture retention in microwavable foods; and to add stability and to improve spreadability in frostings, mixes, glazes and sugar coatings.  We also sell our specialty starches for a number of non-food applications, which include biopolymer products, and for use in the manufacture of adhesives, paper coatings, carbonless paper, and wall board.

Our wheat starches as a whole generally compete primarily with corn starch, which dominates the United States starch market.  However, the unique characteristics of our specialty wheat starches provide them with a number of advantages over corn and other starches for certain baking and other end uses.  Our principal competitors in the starch market are Cargill Incorporated (primarily corn and tapioca starch), Corn Products International Incorporated (corn starch), Manildra Milling Corporation (wheat starch), Penford Corporation (potato starch), Archer-Daniels-Midland Company (wheat and other grain starches) and various European companies.  Competition is based upon price, name, color and differing granular characteristics which affect the food product in which the starch is used.  Specialty wheat starches usually enjoy a price premium over corn starches and low grade wheat starches. Commodity wheat starch price fluctuations generally track the fluctuations in the corn starch market.  The specialty wheat starch market usually permits pricing consistent with costs which affect the industry in general, including increased grain costs. However, this is not always the case; during the six month transition period ended December 31, 2011, fiscal 2011, 2006 and fiscal 2003, for example, increases in grain prices outpaced market price increases in the specialty wheat starch market.

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

•
Pregel™ Instant Starch series.  Our Pregel ™ starches perform as an instant thickener in bakery mixes, allowing fruit, nuts and other particles such as chocolate pieces to be uniformly suspended in the finished product.  In coating systems, batter pick-up can be controlled for improved yield and consistent product appearance.  Additionally, shelf-life can be enhanced due to improved moisture retention, allowing products to remain tender and soft over an extended storage period.

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

RESEARCH AND DEVELOPMENT

During the six month transition period ended December 31, 2011 we spent $954 and during the fiscal years ended June 30, 2011, 2010 and 2009, we spent  $1,431, $918 and $1,416, respectively, on research and development activities, principally in the ingredient solutions and other segments.

SEASONALITY

Our sales are not seasonal.

TRANSPORTATION

Historically, our output has been transported to customers by truck and rail transportation equipment, most of which is provided by common carriers.

We currently lease 356 rail cars, which may be dispatched on short notice.  ICP, our joint venture operation in Pekin, Illinois, also has the ability to transport by barge from its site, with barge loading facilities on the Illinois River.

We use third party transportation companies to help us manage truck and rail carriers who deliver inbound materials to us and our products to our North American customers.

RAW MATERIALS

Our principal raw materials are wheat flour, which is processed into our starches and proteins, and corn, which are processed into food grade alcohol and distillery co-products consisting of fuel grade alcohol and animal feed.  We purchase corn throughout the year primarily from or through grain elevators.  Currently we purchase most of our corn requirements from a single supplier. Our practice is to order corn for a month at a time.  Subsequent to December 31, 2011, we entered a grain supply contract for the Indiana Distillery and are negotiating a new contract for our Atchison facility that will permit us to purchase corn for delivery up to 12 months in the future, at fixed prices.   The pricing will be based on a formula with several factors, including corn futures prices and timing of our pricing decisions.  We now expect to order corn anywhere from a month to 12 months in the future.  We provide for our flour requirements through a supply contract with ConAgra Mills whose initial term, as amended, expires in October 2015.  The supply contract is automatically renewable for an additional term of 5 years unless either party gives at least 180 days written notice of termination. Pricing is based on a formula that contains several factors, including wheat futures prices, mill feed prices and freight costs.

Other less significant raw materials include rye and barley used in the production of bourbons and whiskeys, and oak barrels, which are required for bourbon and whiskey aging.  We purchase rye and barley throughout the year, each from a single supplier.

The cost of grain has historically been subject to substantial fluctuations, depending upon factors such as crop conditions, weather, disease, plantings, government programs and policies, purchases by foreign governments and changes in demand resulting from population growth and customer preference.  Variations in grain prices have had from time to time significant adverse effects on the results of our operations in cases where we cannot recoup the cost increase in our selling prices.  Fuel grade alcohol prices, which historically have tracked the cost of gasoline, do not usually adjust to rising grain costs.  It generally has been difficult for us to compensate for increases in grain costs through adjustments in prices charged for our vital wheat gluten due to subsidized European Union wheat gluten, whose traditionally lower prices are not affected by such costs.   We have taken steps to reduce the impact of cost fluctuations on our business,  primarily by ceasing and/or significantly reducing our production and marketing of lower and negative margin commodity type products such as gluten and fuel grade alcohol, but we will continue to be affected by cost fluctuations to some degree, particularly when they are volatile.

Historically, we have engaged in the forward purchase of grain and in the purchase of commodity futures and options to hedge economic risks associated with fluctuating grain and grain products prices.   Under our current hedging program, we generally purchase commodity futures and options and contract for the future delivery of grain only to protect margins on contracted, and a portion of spot market, alcohol sales.  However, during the six month transition period ended December 31, 2011, we began to buy and sell derivative instruments to manage market risk associated with alcohol purchases, including ethanol futures and options contracts, in order to mitigate risks associated with our investment in ICP.  As we become able to purchase corn for delivery up to 12 months in the future under new grain supply agreements, we expect to reduce the volume of our corn futures and options contracts.  We intend to contract for the future delivery of flour only to protect margins on expected ingredients sales.  See Item 1A – Risk Factors and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Derivative and Hedging Activities.  Also see Item 7A - Quantitative and Qualitative Disclosures about Market Risk.

ENERGY

Because energy comprises a major cost of operations, we seek to assure the availability of fuels at competitive prices.

We use natural gas to operate boilers that we use to make steam heat.  We procure natural gas for the Atchison plant and the Indiana Distillery in the open market from various suppliers.  We can purchase contracts for the delivery of natural gas in the future or can purchase future contracts on the exchange.  Depending on existing market conditions, at Atchison we have the ability to transport the gas through a gas pipeline owned by a wholly-owned subsidiary.  Historically, prices of natural gas have been higher in the late fall and winter months than during other periods.

We have a risk management program whereby, at pre-determined prices, we may purchase a portion of our natural gas requirements for future delivery.  However, we intend to enter contracts for future delivery only to protect margins on contracted alcohol sales and expected ingredients sales.

EMPLOYEES

As of December 31, 2011, we had a total of 256 employees, of which 97 were covered by a collective bargaining agreement with one labor union.  This agreement, which expires on August 31, 2014, covers employees at the Atchison Plant.  As of June 30, 2011 and 2010, we had 192 and 193 employees, respectively.

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

Our alcohol business is subject to regulation by the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) and the alcoholic beverage agencies in the States of Kansas, Illinois and Indiana.  Food products are also subject to regulation by the Food and Drug Administration.  TTB regulation includes periodic TTB audits of all production reports, shipping documents, and licenses to assure that proper records are maintained.  We are also required to file and maintain monthly reports with the TTB of alcohol inventories and shipments.  Under federal regulations, bourbons and whiskeys must be aged for at least two years in charred oak barrels.

We are subject to extensive environmental regulations at the federal, state and local levels.  All of our principal plants are regulated at the federal level by the U.S. Environmental Protection Agency (“USEPA”). At the state level, we are regulated in Kansas by the Division of Environment of the Kansas Department of Health and Environment (the “KDHE”) and in Indiana by the Indiana Department of Environmental Management. In Illinois, our joint venture entity, ICP, is regulated by the Illinois Environmental Protection Agency. We are required to obtain operating permits and to submit periodic reports to regulating agencies.

Recently we received a new National Pollutant Discharge Elimination System (“NPDES”) permit that extends through September 30, 2015.  As a part of this renewal, the KDHE required us to install a new distillery water cooling system at the Atchison plant referred to below at a cost of approximately $10,000.  The new system is designed to meet KDHE Volatile Organic Compounds (“VOC”) emission standards, while also enhancing alcohol production efficiencies.  Also as a part of this renewal, we are required to submit a draft study to the KDHE by August 1, 2014 regarding the improvements needed to reduce phosphorus concentrations in the wastewater discharges at the Atchison plant.  Within 180 days after KDHE comments on the draft study, we are required to submit a final study.

In January 2006, we entered a consent agreement with the KDHE resolving past allegations relating to permits, emissions levels and compliance with pollution regulations.  Prior to fiscal 2010, we made approximately $14,000 in capital expenditures to comply with the consent agreement and paid $66 in civil penalties for instances of non compliance.  During the second half of fiscal 2010, due to increased production activity, we anticipated that we would exceed the emissions cap imposed by the KDHE in the 2006 consent agreement and began negotiating an amendment to the consent agreement with the KDHE.  This amendment, which was approved by the KDHE in May 2010, required us to complete the closed-loop, process water cooling  system project described above, resulting in significant VOC reduction, in accordance with a scheduled timeline extending over an approximate seventeen month period ending on September 30, 2011.  The process water cooling system was completed during July of 2011 as described elsewhere.  We agreed to pay a $5 per month penalty for any month that we might exceed the rolling 12-month emissions cap imposed in the consent agreement, as well as a $1 per day penalty for each day we might fail to file monthly progress reports or exceed established completion dates for various stages of the project.   During the six month transition period ended December 31, 2011, we did not exceed the emissions cap and therefore we were not subject to related penalties.

 JOINT VENTURES

Illinois Corn Processing, LLC. On November 20, 2009, through our subsidiary MGPI Processing, Inc., we completed a series of related transactions pursuant to which we contributed our Pekin plant and certain maintenance and repair materials to a newly-formed company, Illinois Corn Processing, LLC (“ICP”), and then sold 50% of the membership interest in ICP to Illinois Corn Processing Holdings LLC (“ICP Holdings”), an affiliate of SEACOR Energy Inc., for proceeds of $15,000, less closing costs of $1,049.  ICP reactivated distillery operations at the Pekin facility during the third quarter of fiscal 2010. We purchase food grade alcohol products manufactured by ICP, and SEACOR Energy Inc. purchases fuel grade alcohol products manufactured by ICP.

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

•
Under the LLC Interest Purchase Agreement, we sold ICP Holdings 50% of the membership interest in ICP for a purchase price of $15,000.  This agreement gave ICP Holdings the option to purchase up to an additional 20% of the membership interest in ICP at any time between the second and fifth anniversary of the closing date for a price equal to the percentage of such interests times the greater of (i) four times ICP’s trailing twelve months EBITDA or (ii) $40,000, adjusted for pro rata additional capital investment, as defined in the agreement (“Option Price”).  On February 1, 2012, ICP Holdings exercised its option and purchased an additional 20 percent from us for $9,103, as further described in Note 22. Subsequent Events set forth in Item 8.

•
Pursuant to the Limited Liability Company Agreement, control of day to day operations generally is retained by the members, acting by a majority in interest.  Following ICP Holdings' exercise of its option referred to above, ICP Holdings owns 70% of ICP and generally is entitled to control its day to day operations.  However, if SEACOR Energy were to default under its marketing agreement, referred to below, we could assume sole control of ICP's daily operations until the default is cured.

The Limited Liability Company Agreement also provides for the creation of an advisory board.  As a result of ICP Holdings’ option exercise, this board consists of two advisors appointed by us and four advisors appointed by ICP Holdings.  All actions of the advisory board require majority approval of the entire board, except that any transaction between ICP and ICP Holdings or its affiliates must be approved by the advisors appointed by us.

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

The Limited Liability Company Agreement contains various buy/sell provisions and restrictions on transfer of membership interests. These include buy/sell provisions relating to a member's entire interest that may be exercised by any member at any time.

•
Under the Marketing Agreement, ICP manufactures and supplies food grade and industrial-use alcohol products for us and we purchase, market and sell such products for a marketing fee.  The Marketing Agreement provides that we will share margin realized from the sale of the products under the agreement with ICP.

The Marketing Agreement has an initial term of one year but automatically renews for one year terms thereafter, subject to specified exceptions, including the following:  (i) there is an uncured breach by one of the parties, (ii) we give timely notice of termination, (iii) we  (or our affiliates) cease to be a member of the joint venture, or (iv) the parties are unable to mutually agree to modifications to the Marketing Agreement that are proposed in good faith by one of the parties as necessary or desirable to further the purposes of the parties' respective expectations of economic benefits to be derived under the Marketing Agreement and their interests in ICP.  For six months following expiration or termination of the Marketing Agreement, ICP will provide us with reasonable assistance to transition production of the products it makes for us to another producer that we designate.   SEACOR Energy Inc. has entered into a similar agreement with ICP with respect to the marketing of fuel grade alcohol.

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

D.M. Ingredients GmbH.  On July 2, 2007 we acquired a 50% interest in D.M. Ingredients, GmbH, a German joint venture company which produces certain of our specialty ingredients products through a toller for distribution in the European Union (“E.U.”) and elsewhere.  As of December 31, 2011 our total capital commitment to the joint venture was $750, of which we had contributed $571.

EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s executive officers are shown below.  Each of the following persons holds the positions indicated for both MGP Ingredients, Inc. and MGPI Processing, Inc., unless otherwise noted.

Name	Age	Position

Timothy W. Newkirk	43	President and Chief Executive Officer
Don Tracy	54	Vice President, Finance and Chief Financial Officer
Donald G. Coffey, Ph.D.	57	Executive Vice President, Research, Development and Innovation
David E. Dykstra	48	Vice President, Alcohol Sales and Marketing
Michael J. Lasater	43	National Director of Sales
Marta L. Myers	52	Corporate Secretary and Executive Assistant to the President and Board Chairman
Scott B. Phillips	46	Vice President, Supply Chain Operations
David E. Rindom	56	Vice President, Human Resources
Randy M. Schrick	61	Vice President, Engineering of MGP Ingredients, Inc.

The following executive officers are officers of MGPI of Indiana, LLC:

Name	Age	Position

Timothy W. Newkirk	43	President
Don Tracy	54	Vice President and Treasurer
David E. Rindom	56	Vice President
Marta L. Myers	52	Secretary

Mr. Newkirk has served as President and Chief Executive Officer since March, 2008.  He previously had been President and Chief Operating Officer since October, 2006 and Vice President of Operations and Chief Operating Officer since April, 2006.  He first joined the Company in 1991, serving initially as a distillery shift manager and later as a process engineer, project engineer and quality control manager at the Atchison, Kansas plant.  He became manager of the Company’s Pekin, Illinois plant in 1997.  From 2000 to 2002, he was Vice President of Operations for the former High Plains Corporation, a fuel grade alcohol production company located in Wichita, Kansas.  He became Vice President of Global Operations for Abengoa Bioenergy S.L. following that company’s acquisition of High Plains in January, 2002.  He then served as Chief Operating Officer of Abengoa Bioenergy Corporation from August, 2003 until his return to the Company as Director of Operations in 2005.

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

Mr. Lasater re-joined the Company in 2010 and serves as our National Sales Director.  He has nearly 20 years of experience in food ingredient sales, including eight years with MGPI, where he began his career as a territorial sales manager in the company’s former wheat starch business unit in 1992.  Following his initial years of employment with the Company, Mr. Lasater joined National Starch and Chemical Co. as corporate accounts manager in 2000 and was responsible for select customer accounts located mainly in major Midwestern metropolitan areas.  In 2005, he left National, now a part of Corn Products International, to become a partner and sales associate with Gregg and Associates, a food ingredients brokerage business based in Excelsior, Minnesota.  He remained there until his return to the Company in 2010.

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

Mr. Schrick served as President of Illinois Corn Processing, LLC, from November 2009 to December 2011.  He also has been Vice President of Engineering for the Company since June 2009.  He previously had served as Corporate Director of Distillery Products Manufacturing from June 2008 to June 2009 and as Vice President, Manufacturing and Engineering from July 2002 to June 2008.  He served as Vice President - Operations from 1992 until July 2002.  From 1984 to 1992, he served as Vice President and General Manager of the Pekin plant.  From 1982 to 1984, he was the Plant Manager of the Pekin plant subsequent to joining the Company in 1973.  Prior to 1982, he was Production Manager at the Atchison plant.  He was a Director of the Company from 1987 to 2008.

ITEM 1A.  RISK FACTORS

Our business is subject to certain risks and uncertainties.  The following identifies those which we consider to be most important:

RISKS THAT AFFECT OUR BUSINESS AS A WHOLE

An interruption of operations at either our Atchison facility or our Indiana Distillery, or a disruption in supply of oak barrels, could negatively affect our business.

The bulk of our ingredient solutions business takes place at our facility in Atchison, while food grade alcohol is produced both at our Atchison plant and our Indiana Distillery.  An interruption in or loss of operations at either of our facilities could reduce or postpone production of our products, which could have a material adverse effect on our business, results of operations and/or financial condition.  To the extent that our value-added products rely on unique or proprietary processes or techniques, replacing lost production by purchasing from outside suppliers becomes more difficult.

As a result of our acquisition of the Indiana Distillery, we hold a substantial amount of inventory of aged products of whiskeys and bourbons.  If there were a catastrophic event at our Indiana Distillery, our business could be adversely affected.  The loss of a significant amount of aged inventory – through fire, natural disaster, or otherwise - could result in a significant reduction in supply of the affected product or products and could result in customer claims against us.  Similarly, if we experienced a disruption in the supply of new oak barrels in which to age our whiskeys, our business could suffer.

Our profitability is affected by the cost of natural gas, ethanol and grain and flour that we use in our business, the availability and cost of which are subject to weather and other factors beyond our control.  Our hedging strategy may not protect us from changes in prices of commodities and natural gas or translate to a competitive advantage in the marketplace.  We may not be able to recoup cost increases in our selling prices due to the competitive environment.

Grain and flour costs are a significant portion of our costs of goods sold. Historically, the cost of such raw materials has been subject to substantial fluctuations, depending upon a number of factors which affect commodity prices in general and over which we have no control.  These include crop conditions, weather, disease, plantings, government programs and policies, purchases by foreign governments, and changes in demand resulting from population growth and customer preferences.  The price of natural gas, which comprised approximately 4.3 percent of cost of goods sold for the six month transition period ended December 31, 2011, 5.9 percent of our cost of goods sold in fiscal 2011, 7.1 percent of our cost of goods sold in fiscal 2010 and 11.4 percent of our cost of goods sold in fiscal 2009, also fluctuates, based on anticipated changes in supply and demand, weather and the prices of alternative fuels.   Fluctuations in the price of commodities and natural gas can be sudden and volatile at times and have had, from time to time, significant adverse effects on the results of our operations.

Formerly, we engaged in the purchase of commodity and natural gas futures and options and in the forward purchases of grain and natural gas to hedge economic risks associated with fluctuating grain and natural gas prices.   We no longer engage in such activities based on expected use of our facilities, and now generally purchase derivatives and enter contracts for future delivery only to protect margins on contracted, and a portion of spot market, alcohol sales and expected ingredients sales. During the six month transition period ended December 31, 2011, we began to buy and sell derivative instruments to manage market risk associated with ethanol purchases, including ethanol futures and options contracts, in order to mitigate risks associated with our investment in ICP.  We intend to contract for the future delivery of flour only to protect margins on expected ingredients sales.  On the portion of purchases not hedged, management will attempt to recover higher commodity costs through higher sales prices, but market considerations may not always permit this.  Even where prices can be adjusted, there would likely be a lag between when we incur higher commodity or natural gas costs and when we might be able to increase prices.  To the extent we do not enter such derivative contracts or engage in forward purchases and are also unable to timely pass increases in the cost of raw materials to our customers under sales contracts, we may be adversely impacted by market fluctuations in the cost of grain, natural gas and ethanol.  Further, our hedging strategy may not be effective in mitigating our exposure to commodity price fluctuations and can result in losses, some of which may be material.  See Item. 7A. Quantitative and Qualitative Disclosure About Market Risk.

We may not succeed in our strategies for acquisitions and dispositions.

From time to time, we may acquire additional assets or businesses.  Our goal is to invest in growth opportunities that increase long-term shareholder value by advancing our strategic position and increase our long-term cash flows; however, we cannot assure that we will be able to find and purchase assets or businesses at acceptable prices and terms.

One such acquisition, which was the acquisition of LDI’s Distillery Business, was closed effective December 27, 2011.  While we expect to benefit from revenue enhancements resulting from this acquisition, there is no assurance that we will be able to generate sufficient cash flow from this acquisition to service the debt that we incurred to finance the acquisition and subsequent capital expenditures.  This, like any acquisition, may involve operating risks such as:

-	the difficulty of assimilating and integrating the acquired operations into our current business;

-	the difficulty of incorporating the former LDI employees into our corporate culture and the possible loss of key employees;

-	the diversion or dilution of management resources or focus;

-	the possibility that effective internal controls are not established and maintained at the Indiana Distillery;

-	the risks of entering new product markets with which we have limited experience;

-	the possibility that the debt and liabilities that we incurred and assumed will prove to be more burdensome that we anticipated; and

-	the possibility that the acquired operations do not perform as expected or do not increase our profits.

We also evaluate from time-to-time the potential disposition of assets or businesses that may no longer meet our growth, return and/or strategic objectives.  In selling assets or businesses, we may not get a price or terms as favorable as we anticipated.  We could also encounter difficulty in finding buyers on acceptable terms in a timely manner, which could delay our accomplishment of strategic objectives.  Expected costs savings from reduced overhead related to the sold assets may not materialize, and the overhead reductions could temporarily disrupt our other business operations.  Any of these outcomes could hurt our performance.

If ICP incurs losses, it could result in closure of its Pekin plant. This could result in reduced sales and impairment losses for us.

ICP’s Limited Liability Company Agreement gives us and our joint venture partner, ICP Holdings, a subsidiary of SEACOR Energy Inc., certain rights to shut down the Pekin plant if ICP operates at an EBITDA loss of $500 in any quarter.  Such rights are conditional in certain instances but are absolute if losses aggregate $1,500 over any three consecutive quarters or if ICP’s net working capital is less than $2,500.  For the three consecutive quarters ending both September 30, 2011 and June 30, 2011, ICP experienced an EBITDA loss in excess of the $1,500 aggregate loss threshold amount permitted over any three consecutive quarters; however, both partners have agreed to waive rights related to EBITDA losses through September 30, 2011.  Losses of such nature are also events of default under ICP’s term loan and revolving credit agreements with its lender, an affiliate (sister company) of SEACOR Energy, Inc., which, upon any requisite notice and/or lapse of time, would entitle the lender to impose a default rate of interest, foreclose on ICP’s assets and, in the case of the working capital deficiency or successive losses, enforce the closure provisions referred to above.  During fiscal 2011 and the six month transition period ended December 31, 2011, ICP experienced EBITDA losses in the quarters ending  December 31, 2010, June 30, 2011 and September 30, 2011.  A lender affiliated with SEACOR Energy, Inc. has permanently waived rights related to these EBITDA losses through September 30, 2011. However, if future losses of the requisite magnitudes occur in any quarter or over three consecutive quarters, we, ICP Holdings or ICP’s lender may elect to exercise its rights under the applicable agreement.

If ICP's lender were to foreclose on ICP's assets or force a closure of the Pekin plant, we could be forced to purchase alcohol from third parties at unfavorable prices in order to satisfy contractual commitments to customers, our sales could be reduced and the value of our investment in ICP could be impaired.

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

Our unionized workforce could cause interruptions in the Company’s provision of services

As of December 31, 2011, approximately 97 of our 256 employees were members of a union.  Although our relations with the relevant union are stable and our labor contract does not expire until August 2014, there is no assurance that we will not experience work disruptions or stoppages in the future, which could have a material adverse effect on our business and results of operations and adversely affect our relationships with our customers.

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

Our credit agreement with Wells Fargo Bank, National Association contains a number of financial and other covenants, including provisions that require us to meet certain financial tests and that may limit or restrict our ability to:

•	incur additional indebtedness;
•	pay cash dividends to stockholders in excess of $2,000 any fiscal year or re-purchase our stock;
•	make investments that exceed $15,000 or acquisitions that exceed $5,000 (other than the acquisition of LDI) in the aggregate;
•	dispose of assets;
•	create liens on our assets;
•	incur operating lease expense in excess of $4,000 in any fiscal year;
•	pledge the fixed and real property assets of LDI’s Distillery Business
•	merge or consolidate; or
•	increase certain salaries and bonuses.

These covenants may hinder our ability to operate and could reduce our profitability.  Other covenants 1) require adjusted net income, as of each quarter end for the 12-month period then ended, to be no less than one dollar ($1.00), 2) require us to meet, as of each quarter end for the 12-month period then ending, a minimum fixed charge coverage ratio, 3) require us to not exceed a maximum balance sheet leverage ratio, and 4) require us to hedge the input costs of 100 percent of all contracted sales of inventory and not less than 40 percent of the input costs of inventory which will be sold on the spot market.  A breach of any of these covenants or requirements could result in a default under our credit agreement. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financial Covenants.

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

As a result of the acquisition of LDI's Distillery Business, depressed margins, raw material cost increases, and an increase in required restricted cash, our debt has increased substantially.

Since June 30, 2010, our borrowings under our credit facility increased substantially from $0 to $21,142 at December 31, 2011, primarily due to our acquisition of the LDI Distillery Business, depressed margins related primarily due to increased costs of raw materials, and an increase in restricted cash due to a deposit required as a result of a decline in the market value of open contract positions relative to the respective contracts.  Although we used proceeds from the purchase, which occurred on February 1, 2012, by ICP Holdings of an additional 20 percent interest in ICP to reduce our borrowings under our credit facility, our debt service requirements are greater than in recent history and the amount of debt we have incurred may have important consequences, including the following:

•                  We will have to use a greater portion of our cash flows from operations to pay principal and  interest on our debt, which will reduce the funds that would otherwise be available to us for our operations, capital expenditures, future business opportunities and dividends; and

• We will be adversely affected by increases in prevailing interest rates.

We may require significant cash flow to make needed capital expenditures, and our ability to make such expenditures could be limited.

Over the course of the next few years we may need to make substantial capital expenditures.  See – Item 1. Business - Regulation and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Cash Flow Information – Investing Cash Flows.  For example, we expect to make significant capital expenditures related to our recent acquisition of the Indiana Distillery.  While our credit facility does not limit the amount of our capital expenditures, we are still limited by the size of the line and must continue to meet our other covenants.  We may require additional long-term financing to meet certain of our capital expenditure requirements, but have not determined the amount, type or source of such financing.  Our credit facility generally prohibits new debt from other lenders and would require the consent of Wells Fargo Bank to incur new debt.  We cannot provide assurances that we will be able to obtain such consent or arrange such financing on favorable terms, if at all.

We are subject to extensive regulation and taxation, and compliance with existing or future laws and regulations, including those relating to greenhouse gases and climate change, may require us to incur substantial expenditures or require us to make product recalls.

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

Our Atchison facility and our joint venture's facility currently produce fuel grade alcohol as a by-product and emit carbon dioxide into the atmosphere as a by-product of the fermentation process. In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. On February 3, 2010, the EPA released its final regulations on the Renewable Fuel Standard program (RFS2).  We believe these final regulations grandfather both facilities at their current operating capacity for fuel grade alcohol, but plant expansion would need to meet a 20% threshold reduction in greenhouse gas emissions from a 2005 baseline measurement to produce fuel grade alcohol eligible for the RFS2 mandate.  Additionally, legislation is pending in Congress on a comprehensive carbon dioxide regulatory scheme, such as a carbon tax or cap-and-trade system. We may be required to install carbon dioxide mitigation equipment or take other steps unknown to us at this time in order to comply with other future laws or regulations. Compliance with future laws or regulations relating to emission of carbon dioxide could be costly and may require additional capital, which may not be available, preventing us and our joint venture from operating our plants as originally designed, which may have a material adverse impact on our respective operations, cash flows and financial position.

Also, the distribution of beverage alcohol products is subject to extensive taxation in the United States and internationally (and, in the United States, at both at the federal and state government levels), and beverage alcohol products themselves are the subject of national import and excise duties in most countries around the world.  This taxation has a minor effect on us; however, it has larger effects on our beverage alcohol customers, and accordingly, an increase in taxation or in import or excise duties could significantly harm our sales revenues and margins, both through the reduction of overall consumption and by encouraging consumers to switch to lower-taxed categories of beverage alcohol.

We face risk related to changes in the global economic environment.

Our business may be impacted by the weak US and global economic conditions, which are increasingly volatile.  General business and economic conditions that could affect us include short-term and long-term interest rates, unemployment, inflation, fluctuations in debt markets and the strength of the US economy and the local economies in which we operate.  While currently these conditions have not impaired our ability to access credit markets and finance our operations and acquisitions of LDI’s Distillery Business, there can be no assurance that there will not be a further deterioration in the financial markets.

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

Volatile grain prices affect our profitability.

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

Although we have reduced our production and sales of fuel grade alcohol and have entered into ethanol derivative contracts to mitigate market risk, we continue to have some exposure to fuel grade alcohol market price fluctuations.

Because of the continued erosion of the fuel alcohol markets, in the fiscal year 2009 we determined to substantially reduce our production of fuel alcohol and temporarily ceased production at our former Pekin facility.  Subsequently, after exploring our strategic options with respect to this facility, we contributed the facility to ICP and sold a 50 percent interest in ICP to ICP Holdings. We purchase food grade alcohol products from ICP and market and sell such products, and SEACOR Energy, Inc. has a similar arrangement with respect to the fuel grade alcohol produced by ICP.  Although we have reduced our exposure to the volatility of the fuel grade alcohol business through this arrangement and have sought to further mitigate our exposure by entering into ethanol derivative contracts, because we share in the profits and losses of ICP and continue to produce some fuel alcohol as a by-product at our Atchison plant, we retain some exposure to such volatility.  We believe that our exposure to such volatility of fuel grade alcohol was reduced when ICP Holdings exercised its option on February 1, 2012 to purchase an additional 20 percent of ICP, reducing our share of future ICP earnings to 30 percent.

Adverse public opinion about alcohol could reduce demand for our products.

In recent years, there has been increased social and political attention directed at the beverage alcohol industry.  The recent attention has focused largely on public health concerns related to alcohol abuse, including drunk driving, underage drinking, and the negative health impacts of the abuse and misuse of beverage alcohol.

Anti-alcohol groups have, in the past, advocated successfully for more stringent labeling requirements, higher taxes and other regulations designed to discourage alcohol consumption.  More restrictive regulations, negative publicity regarding alcohol consumption and/or changes in consumer perceptions of the relative healthfulness or safety of beverage alcohol could decrease sales and consumption of alcohol and thus the demand for our products.  This could, in turn, significantly decrease both our revenues and our revenue growth, causing a decline in our results of operations.

RISKS SPECIFIC TO OUR INGREDIENT SOLUTIONS SEGMENT

Our focus on higher margin specialty ingredients may make us more reliant on fewer, more profitable customer relationships.

Our business strategy for our ingredient solutions segment includes focusing our efforts on the sale of specialty proteins and starches to targeted domestic consumer packaged goods customers.  Our major focus is directed at food ingredients, which are primarily used in foods that are developed to address consumers’ desire for healthier and more convenient products; these consist of dietary fiber, wheat protein isolates and concentrates, and textured wheat proteins   The bulk of our applications technology and research and development efforts are dedicated to providing customers with specialty ingredient solutions that deliver nutritional benefits, as well as desired functional and sensory qualities to their products.  Our business could be adversely affected if our customers were to determine to reduce their new product development (“NPD”) activities or cease using our unique dietary fibers, starches and proteins in their NPD efforts. In addition, our sales growth opportunities could be at risk in these areas if consumers abandon or significantly limit their interest in healthier foods, limit their interest in convenience foods, and/or adopt a widespread aversion to foods containing wheat gluten.

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

As previously described in Item 1. Business, on January 3, 2012, we reorganized into a holding company structure.  In connection with the related merger that resulted in Processing becoming a subsidiary of the Company, Processing’s articles of incorporation were amended to provide that any act or transaction by or involving Processing (other than the election or removal of directors) that requires for its adoption under Kansas law or Processing's Articles of Incorporation the approval of the stockholders of Processing  will also require, in addition, the approval of the stockholders of the Company, by the same vote as is required by Kansas law or by  Processing's Articles of Incorporation, or both.  As a result, holders of our Preferred Stock (and generally only such holders), would be entitled to vote with respect to such matters as a merger or sale of substantially all of Processing's assets.

The trading volume in our common stock fluctuates, and depending on market conditions, the sale of a substantial number of shares in the public market could depress the price of our stock and make it difficult for stockholders to sell their shares.

Our common stock is listed on the NASDAQ Stock Market.  Our public float at December 31, 2011 (including non-vested restricted stock awards held by non-affiliates) was approximately 11,797,527 shares, as approximately 6,318,438 shares are held by affiliates.  Over the six month transition period ended December 31, 2011, our daily trading volume as reported to us by NASDAQ has fluctuated from 9,200 to 120,842 shares (excluding block trades).  When trading volumes are relatively light, significant price changes can occur even when a relatively small number of shares are being traded and an investor’s ability to quickly sell quantities of stock may be affected.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

We own or lease the following principal plants, warehouses and office facilities:

Location	Purpose	Owned or Leased	Plant Area (in sq. ft.)	Tract Area (in acres)
Atchison, Kansas	Grain processing, distillery, warehousing, and research and quality control laboratories (Distillery Products and Ingredient Solutions)	Owned	494,640	26
	Principal executive office building (Corporate)	Leased	18,000	1
	Technical Innovation Center (Ingredient Solutions, Distillery Products and Other)	Leased	19,600	1
Lawrenceburg and Greendale, Indiana	Distillery, warehousing, tank farm and quality control facilities	Owned	1,458,143	43
Rushville, Indiana(1)	Grain elevator operations	Owned	4,560	12
Kansas City, Kansas	Specialty proteins (Ingredient Solutions)	Leased	27,400	N/A
Onaga, Kansas	Production of plant-based polymers and wood composites (Other)	Owned	23,040	3

(1)  At December 31, 2011, the grain elevator was held for sale as further described in Note 10. Assets Held for Sale.  We have leased the elevator to our grain supplier and are negotiating a sale with the lessee.

Our 30% owned joint venture subsidiary, ICP, owns the following facility.

Pekin, Illinois	Distillery, warehousing and quality control laboratories (Distillery Products)	Owned	462,926	49

The foregoing facilities are generally in good operating condition, and are generally suitable for the business activity conducted therein.  We operated our Atchison distillery operations at full capacity during much of the six month transition period ended December 31, 2011; however, operations were affected during the first quarter of the transition period by production shutdowns.  We have existing manufacturing capacity to grow our ingredients business at our Atchison plant if the market for our ingredients business improves.   Our former Pekin distillery operation, which we shut down in February 2009, is now owned by ICP.  This plant was reactivated in the third quarter of fiscal 2010 and was operating at near full capacity at the end of the transition period.  Our newly acquired Indiana Distillery was operating below its rated capacity when it was acquired, which provides growth opportunities for our new distillery products.

We formerly owned an 83,200 square foot facility in Kansas City, Kansas, but sold it on August 21, 2009.  We are now leasing a portion of that facility for a term ending in August 2012.  We have equipment used for the production of our Wheatex® line of products at this location, which is operated by a third party under a toll manufacturing agreement with us.  We have determined not to renew the lease when it expires and have taken an impairment loss of $706 at December 31, 2011 with respect to the equipment.

Except for our process water cooling system project, which is leased under a capital lease, all of the other production facilities that we or ICP utilize are owned, and all of our owned properties are subject to mortgages in favor of one or more of our lenders.  ICP’s facility is subject to a mortgage in favor of its lender.  The executive offices and technical innovation center in Atchison are leased from the City of Atchison pursuant to an industrial revenue bond financing. Our leasehold interest in these properties is subject to a leasehold mortgage.  We also own or lease transportation equipment and facilities and a gas pipeline described under Item 1. Business – Transportation and Item 1. Business – Energy.  Our loan agreements contain covenants that limit our ability to pledge our facilities to others.

ITEM 3.  LEGAL PROCEEDINGS

There are various legal proceedings involving the Company and its subsidiaries.  Except for the following matter, management considers that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or overall trends in results of operations of the Company.

In 2006, we entered a Consent Agreement with the Kansas Department of Health and Environment (KDHE) which, among other matters, imposed a source-wide, rolling 12-month volatile organic compounds (VOC) emissions cap on our Atchison facility.  Pursuant to a second amendment that we entered in 2010, we agreed to complete a closed-loop, process water cooling system project, resulting in significant VOC reduction, in accordance with a scheduled timeline extending over an approximate 17-month period ending on September 30, 2011.  We completed this in July 2011 at a cost of approximately $10,000.  We also agreed to a $5 per month penalty for any month that we might exceed the rolling 12-month cap and a $1 per day penalty for each day that we fail to submit certain monthly reports.  During the six month transition period ended December 31, 2011, we were not subjected to any penalties related to the above criteria.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

TRADING MARKET

Our Common Stock is traded on the NASDAQ Global Select Market.  Our trading symbol is MGPI.

In connection with the Reorganization, the common shares of Registrant were deemed to commence trading on the NASDAQ Global Select Market under the symbol “MGPI” on January 4, 2012. As a result of the Reorganization, common shares of MGPI Processing, Inc. (formerly MGP Ingredients, Inc.), which previously traded on the NASDAQ Global Select Market under the symbol “MGPI”, were deemed to no longer be publicly traded.  The Reorganization did not require shareholders to exchange their stock certificates.

HISTORICAL STOCK PRICES AND DIVIDENDS

The table below reflects the high and low closing prices of our common stock and dividends per share for each quarter of the transition period, fiscal 2011 and fiscal 2010:

	Sales Price		Dividend
	High	Low	Per Share
For the Transition Period from July 1, 2011 to December 31, 2011
For the Quarter Ended September 30, 2011	$8.75	$5.07	$0.05
For the Quarter Ended December 31, 2011	6.82	4.27	-
			$0.05

For the Year Ended June 30, 2011
For the Quarter Ended September 30, 2010	$8.15	$6.46	$0.05
For the Quarter Ended December 31, 2010	11.90	8.14	-
For the Quarter Ended March 31, 2011	11.06	7.90	-
For the Quarter Ended June 30, 2011	9.00	7.75	-
			$0.05

For the Year Ended June 30, 2010
For the Quarter Ended September 30, 2009	$4.39	$2.29	$-
For the Quarter Ended December 31, 2009	9.62	3.91	-
For the Quarter Ended March 31, 2010	7.78	6.36	-
For the Quarter Ended June 30, 2010	8.62	5.75	-
			$-

Our Credit Agreement with Wells Fargo Bank, National Association restricts the amount of cash dividends that we may pay to $2,000 in any fiscal year.

We did not pay dividends in Fiscal 2009 or 2010.  On August 26, 2010, the Board of Directors declared a five (5) cent dividend per share of common stock, payable to holders of record on September 15, 2010.  The Company paid the $891 dividend on October 6, 2010. On August 25, 2011 the Board of Directors approved a dividend of five (5) cent per share of common stock, payable to holders of record on September 15, 2011.  The Company paid the $906 dividend on October 13, 2011. On March 1, 2012, the Board of Directors declared a five (5) cent dividend per common share.  The dividend will be paid on April 19, 2012 to common stockholders of record on March 22, 2012.

RECORD HOLDERS

At February 29, 2012, there were approximately 704 holders of record of our Common Stock.  We believe that the Common Stock is held by approximately 4,673 beneficial owners.

TRADING VOLUMES

According to reports received from the NASDAQ, the average daily trading volume of our common stock (excluding block trades) ranged from 9,200 to 120,842 shares during the six month transition period ended December 31, 2011.

PURCHASES OF EQUITY SECURITIES BY ISSUER

We did not repurchase any shares of our stock during the six month transition period ended December 31, 2011.

ITEM 6. SELECTED FINANCIAL DATA (Dollars in thousands except per share amounts)

The selected financial data below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of this Form 10-K as well as the consolidated financial statements and the related notes.  See Note 20. Transition Period Comparative Data for unaudited financial information for the six months ended December 31, 2010.

	Six Months Ended	Fiscal Year Ended (1) (2) (3) (4) (5) (6)
	December 31, 2011(9)(10)(11)	2011	2010	2009	2008	2007

Statement of Operations Data:
Net sales	$146,477	$247,915	$201,971	$291,812	$412,473	$382,306
Cost of sales	143,531	225,038	171,427	325,914	408,242	335,033
Gross profit (loss)	2,946	22,877	30,544	(34,102)	4,231	47,273

Selling, general and administrative expenses	11,417	21,157	20,708	21,401	24,235	20,319
Other operating costs	114	1,075	287	4,694	-	-
Write-off of assets	-	-	-	-	1,546	-
Impairment of long-lived assets	1,301	-	-	10,282	8,100	-
Severance and early retirement costs	-	-	-	3,288	-	-
Bargain purchase gain, net of tax	(13,048)		-	-	-	-
Loss on joint venture formation	-	-	2,294	-	-	-
Other restructuring costs	-	-	-	5,241	-	-
Income (loss) from operations	3,162	645	7,255	(79,008)	(29,650)	26,954
Other income, net	48	8	645	112	515	1,490
Gain on settlement of litigation, net of related expenses	-	-	-	-	7,046	-
Interest expense	(330)	(358)	(1,757)	(2,901)	(1,490)	(964)
Equity in earnings (loss) of joint ventures	(551)	(1,540)	(2,173)	(114)	(14)	-
Income (loss) before income taxes	2,329	(1,245)	3,970	(81,911)	(23,593)	27,480

Provision (benefit) for income taxes	(8,306)	68	(4,768)	(12,788)	(11,851)	9,914
Net income (loss)	$10,635	$(1,313)	$8,738	$(69,123)	$(11,742)	$17,566

Basic earnings per common share(7)	$0.59	$(0.07)	$0.52	$(4.17)	$(0.71)	$1.07
Diluted earnings per common share(7)	$0.59	$(0.07)	$0.51	$(4.17)	$(0.70)	$1.04
Weighted average basic common shares outstanding(7)	16,875,924	16,725,756	16,655,203	16,585,361	16,531,347	16,427,959
Weighted average diluted common shares outstanding(7)	16,879,153	16,725,756	17,082,123	16,585,361	16,805,412	16,913,342

Cash dividends per common share	$0.05	$0.05	$-	$-	$0.25	$0.30
Balance Sheet Data:
Working capital	$18,887	$22,381	$25,142	$31,242	$51,127	$53,371
Total assets	169,157	136,483	121,284	145,132	223,068	221,121
Long-term debt, less current maturities	6,852	7,702	2,082	9,632	1,301	8,940
Stockholders’ equity	84,430	75,198	72,784	63,884	136,874	154,778
Book value per share(8)	$4.66	$4.20	$4.37	$3.85	$8.28	$9.42

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

(6)
Amounts for fiscal year 2010 include the impact of a tax law change that resulted in an income tax benefit of approximately $4,700.  For further discussion, see Note 5. Income Taxes set forth in Item 8 and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Fiscal 2010 Compared to Fiscal 2009 –  Income Taxes.

(7)
We adopted Accounting  Standards Codification 260 10 Earnings Per Share (formerly FSP-EITF 03-6-1) – Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities effective July 1, 2009.  The impacts for the non-vested restricted shares, which constitute a separate class of stock for accounting purposes, did not have a material impact and we did not apply the two class method in fiscal 2010.  Amounts allocated to participating securities prior to the six month transition period ended December 31, 2011 were immaterial.

(8)
In conjunction with (7) above, non-vested restricted shares are now presented as outstanding shares.  The fiscal 2011 book value per share was computed by including non-vested restricted shares; the fiscal 2010 book value per share was not computed using the non-vested restricted shares as the two class method was determined to be used in fiscal 2011 prospectively.

(9)
On August 25, 2011, the Board of Directors amended the Company’s bylaws to effect a change in the fiscal year end from June 30 to December 31.  The Company’s results for the transition period July 1, 2011 to December 31, 2011 are reported on this Form 10-K.  This financial information in not comparative to the fiscal year ends 2007-2011, which include 12 months of activity.  See Note 20. Transition Period Comparative Data for certain comparative data.

(10)
Amounts for the six month transition period ended December 31, 2011 include a $13,048 bargain purchase gain (net of taxes of $8,336) related to the acquisition of LDI’s Distillery Business, as further described in Note 21. Business Combination set forth in Item 8.

(11)
Amounts for the six month transition period ended December 31, 2011 include a $1,301 impairment of long lived assets, as further described in Note 9. Restructuring Costs and Loss on Impairment of Assets set forth in Item 8.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands except per-share amounts)

GENERAL

 We produce certain distillery products and ingredients and have three reportable segments: a distillery products segment, an ingredient solutions segment, and an other segment.  Substantially all of our sales are made directly or through distributors to manufacturers and processors of finished goods.  Sales to our customers purchasing food grade alcohol are made primarily on a spot, monthly or quarterly basis, with some annual contracts, depending on the customer’s needs and market conditions.  Customers who purchase whiskey or bourbon may also enter into separate warehouse service agreements with us, allowing the product to age.  As part of our acquisition of LDI’s Distillery Business, we assumed certain multi-year contracts to supply distilled products as well as certain contracts to provide barreling warehousing services, which typically are multi-year contracts.  Sales of fuel grade alcohol are made on the spot market.  Contracts with distributors may be for multi-year terms with periodic review of pricing.  Contracts with ingredients customers are generally price and term agreements which are fixed for three or six month periods, with very few agreements of twelve months duration or more.

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

In recent years, market economics for fuel grade alcohol have been volatile, and in the first calendar quarter of 2009 year we temporarily closed our Pekin plant.  After exploring our strategic alternatives with respect to the plant, in November 2009 we completed a series of related transactions pursuant to which we contributed our Pekin plant to a newly-formed company, ICP, and then sold 50 percent of the membership interest in ICP to ICP Holdings, an affiliate of SEACOR Energy Inc., for $15,000 ($13,951 net of closing costs).  On February 1, 2012, ICP Holdings exercised its option and purchased an additional 20 percent of ICP from us for $9,103 and now owns 70 percent of ICP, as further described in Note 3. Investment in Joint Ventures and Note 22. Subsequent Events.  ICP owns and operates the facility.  Under separate marketing agreements, we purchase beverage food grade alcohol products manufactured by ICP, and SEACOR Energy Inc. purchases fuel grade alcohol products manufactured by ICP.  These marketing agreements provide that we and ICP Holdings will share margin realized from the sale of the products with ICP. Through June 30, 2010, we paid higher than expected prices due to the start-up activities at ICP.

 By entering the joint venture arrangement with ICP Holdings, we recovered a portion of our investment in the Pekin plant and enhanced our ability to supply our food grade alcohol customers with quality product. Through ICP Holdings’ purchase of an additional 20 percent of ICP, we recovered $9,103 of our investment and further reduced our exposure to the volatile fuel grade alcohol market.  We retain some exposure to the volatility to fuel grade alcohol through our remaining interest in ICP as well as from the fuel that we make as a co-product at our Atchison facility.  We aim to further mitigate the risk of the fuel grade market through the purchase of derivative contracts.  Through our investment in ICP, we have an opportunity to participate when the economics of that market are good, and we believe that the extent of our exposure to bad markets is significantly less than when we operated Pekin ourselves.  Further, we have the ability, through the termination provisions in the ICP Limited Liability Company Agreement, to limit our operating losses by causing ICP to shut down the plant if losses reach specified amounts.

During fiscal 2011, we continued to focus on the production of valued-added ingredients and distillery products, which led to an overall increase in sales.  Despite this increase in sales, our gross margins declined during the fiscal year due to significant raw material cost increases and pricing that was not commensurate with increased costs of raw materials.  For the six month transition period ended December 31, 2011, our net income before income taxes totaled $2,329, of which $13,084 is attributable to a bargain purchase gain (net of taxes of $8,336) related to our acquisition of LDI’s Distillery Business.

During the six month transition period ended December 31, 2011, we continued to focus on a profitable sales mix by production of our value-added products with higher margins as well as pricing initiatives to better align our pricing with higher commodity prices.  During the six month transition period ended December 31, 2011, our distillery sales increased over the six month period ended December 31, 2010, but our return on sales declined in each of the distillery and ingredient solutions segments due primarily to increased raw material costs that were not fully recovered through higher sales prices, a production interruption during September, 2011, a 10-day production shutdown of our protein and starch products in order to reduce inventory levels and the unfavorable impact of losses on open derivative commodity contracts not designated as cash flow hedges.  Our joint venture, ICP, was similarly impacted by higher raw material costs, resulting in a loss from our investment in ICP for the six month transition period ended December 31, 2011.  On December 27, 2011, we completed our acquisition of LDI’s Distillery Business and now produce high quality whiskeys and bourbons, while increasing our capacity for gin and grain neutral spirits.  The results for the acquired business are included in our consolidated results from December 27, 2011, the acquisition date, to December 31, 2011.

Both bourbon and whiskey are typically aged in wooden barrels from two to four years. Given the available capacity at our Indiana Distillery, as a part of our strategy, we will produce certain volumes of bourbon and whiskey that is in addition to current customer demand.  This product will be barreled and included in our inventory.  Our goal is to maintain inventory levels for whiskey and bourbon sufficient to satisfy anticipated future purchase orders in the wholesale market.  Production schedules are adjusted from time to time to bring inventories into balance with established future demand.

Our principal raw materials are corn and flour.  Corn is processed into alcohol and animal feed and flour is processed into all of our products, except whiskey and bourbon.  The cost of raw materials is subject to substantial fluctuations depending upon a number of factors which affect commodity prices in general, including crop conditions, weather, disease, plantings, government programs and policies, purchases by foreign governments and changes in demand resulting from population growth and customer preferences.  During the transition period ended December 31, 2011 the market prices for grain increased substantially from the six months ended December 31, 2010; during fiscal 2011, the market prices for grain increased substantially from fiscal 2010; during fiscal 2010, the market prices for grain decreased substantially from fiscal 2009; and during fiscal 2009, the market prices for grain increased substantially from the prior year.  While corn prices have fluctuated significantly over the past several years and the overall trend in recent prices has been up, there has been a lot of variability in corn pricing during this period.  We expect corn pricing to remain volatile in the near term due to a number of factors impacting global demand and supply of this commodity. These fluctuating prices create challenges since our customers are interested in stable prices for the distillery products they purchase from us.

We entered into a supply agreement with ConAgra Mills in November 2008, whereby it supplies wheat flour for use in the production of protein and starch ingredients.  As a result, we no longer purchase wheat directly.  However, the price we pay ConAgra for flour is a function of the per-bushel cost of wheat and, accordingly, wheat prices continue to directly impact the cost of raw materials.  We believe our focus on value-added products can reduce our risk to such price variations as larger profit margins related to such products can absorb higher levels of raw material volatility and as we may more readily seek adjustable price terms in contracts for such products. However, we will continue to be affected by commodity price fluctuations to some degree, which may be significant at times, and may not be able to recoup cost increases in our selling prices, particularly when price fluctuations are volatile.

We typically enter into cash flow hedges to cover between 70 and 80 percent of our monthly anticipated grind.  Historically, in an attempt to minimize the effects of the volatility of raw material costs on operating profits, we have taken hedging positions by entering into readily marketable exchange-traded commodity futures and option contracts to reduce the risk of future grain price increases.   These contracts help us fix corn prices over short periods of time, generally three to six months, which is consistent with most of the sales orders we typically enter into with our distillery customers.  During fiscal 2011, we changed our risk management program related to the volatility of raw material costs, and began purchasing a larger amount of contracts for future delivery, which we typically hold until maturity, in order to protect margins on contracted, and a portion of spot market, alcohol sales and expected ingredients sales.   To the extent we do not enter such cash flow hedges and are also unable to timely adjust the prices we charge under sales contracts, we may be adversely impacted by market fluctuations in the cost of grain and natural gas.  This strategy led to significant volatility in earnings as a result of unrealized losses (or gains) on our open contracts.   However, we believe this program poses less risk than our prior program where we hedged to reduce the risk of grain prices based on anticipated production.  During the quarter ended September 30, 2011, we began to buy and sell derivative instruments to manage market risks associated with ethanol purchases, including ethanol futures and options contracts.  These contracts were entered into to mitigate risks associated with our investment in ICP.   Subsequent to December 31, 2011, we entered a grain supply contract for the Indiana Distillery and are negotiating a new contract for our Atchison facility that will permit us to purchase corn for delivery up to 12 months in the future, at fixed prices.   The pricing will be based on a formula with several factors, including corn futures prices and timing of our pricing decisions.  We now expect to order corn anywhere from a month to 12 months in the future.

During fiscal years 2009, 2010 and 2011 we did not account for derivative contracts used to economically hedge corn prices as hedges for accounting purposes.  We elected to discontinue the use of hedge accounting for all commodity derivative positions effective April 1, 2008.   This was primarily due to the increased record keeping and documentation requirements needed to meet these accounting standards.  As a result of this decision for these contracts, changes in the fair value of open positions have been marked to fair value through our income statement and affected our reported earnings currently.  See Note 15. Derivative Instruments and Fair Value Measurements and “Critical Accounting Policies and Estimates” below.

In order to reduce earnings volatility from commodity price swings, effective July 1, 2011, we elected to restart the use of hedge accounting for qualifying derivative contracts entered into on and after July 1, 2011; however, open contracts entered into prior to July 1, 2011 will continue to be marked to market through earnings until they wind down by March 2012. Under hedge accounting, on the date a derivative contract is entered into, we designate the derivative as a hedge of variable cash flows to be paid with respect to certain forecasted cash purchases of corn used in the manufacturing process (“a cash-flow hedge”).  This accounting requires linking all derivatives that are designated as cash-flow hedges to specific firm commitments or forecasted transactions.  For cash-flow hedging relationships entered into on or after July 1, 2011 to qualify for cash-flow hedge accounting, we must formally document the hedging relationships and our risk-management objective and strategy for undertaking the hedge transactions, the hedging instrument, the hedged item, the nature of the risk being hedged, the hedging instrument’s effectiveness in offsetting the hedged risk and a description of the method utilized to measure effectiveness.  We must also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in the expected cash flows of hedged items.  Changes in the fair value of contracts that qualify as cash-flow hedges that are highly effective are marked to fair value as derivative assets or derivative liabilities, with the offset recorded to other comprehensive income/(loss) (“OCI”).  Gains and losses on commodity hedging contracts are reclassified from accumulated other comprehensive income (“AOCI”) to current earnings when the finished goods produced using the hedged item are sold.

The ineffective portion of the change in fair value of a derivative instrument that qualifies as a cash-flow hedge is reported in earnings.  We discontinue cash-flow hedge accounting for a particular derivative instrument prospectively when (i) it is determined that the derivative is no longer considered to be highly effective in offsetting changes in the expected cash flows of the hedged item; (ii) the derivative is sold, terminated or exercised; (iii) the derivative is de-designated as a hedging instrument because it is unlikely that a forecasted transaction will occur; or (iv) management determines that designation of the derivative as a hedging instrument is no longer appropriate. When cash flow hedge accounting is discontinued, we continue to carry the derivative on the Consolidated Balance Sheet at its fair value, and gains and losses that were included in AOCI are deferred until the original hedged item affects earnings.  However, if the original hedged transaction is no longer probable of occurring, the related gains and losses incurred as of discontinuation are recognized in current period earnings.

As discussed above, as we become able to purchase corn for delivery up to 12 months in the future under new grain supply agreements, we expect to reduce the volume of our corn futures and options contracts.  Ultimately, our success is largely determined by our ability to recover the price from our customers of the commodities we use in our production process.

Energy represents a major cost of operations, and seasonal increases in natural gas and other utility costs can affect our profitability.  Except for the six month transition period ended December 31, 2011, fiscal 2010 and fiscal 2007, in each fiscal year since fiscal 2002, energy costs have been higher than in the previous fiscal year.  We sometimes try to protect ourselves from increased energy costs by entering into natural gas contracts for future delivery.  In fiscal 2009, we suffered $7,642 in losses from such a contract when we no longer required the gas that we contracted for following our decision to temporarily close our Pekin plant.

We have benefited from a United States Department of Agriculture program in effect from June 1, 2001 to May 31, 2003 to support the development and production of value-added wheat proteins and starches.  At December 31, 2011, June 30, 2011 and 2010, the deferred credit related to this grant was $4,195, $4,498 and $5,379, respectively.  Current and prior period results reflect the recognition of revenue from this grant.

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

During the quarter ended September 30, 2011, we reexamined our accounting for certain qualifying financial instruments as cash flow hedges for accounting purposes and decided to change where we record the change in fair value of derivative instruments on the balance sheet.  For further discussion, see Note 1.Nature of Operations and Summary of Significant Accounting Policies – Change in Presentation to Consolidated Financial Statements set forth in Item 8.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Derivative and Hedging Activities.  Effective April 1, 2008, we elected to discontinue the use of hedge accounting for all commodity derivative positions.  Accordingly, during fiscal years 2009, 2010 and 2011 changes in the value of derivatives have been recorded in cost of sales in our Consolidated Statements of Operations.  Additionally, derivative instruments entered into during this period had not been designated as hedges. Derivative instruments related to our hedging program have been recorded as either assets or liabilities and measured at fair value.  The change in the fair value of these instruments has been recorded in cost of sales in our Consolidated Statements of Operations.

On June 30, 2011 the price of corn traded down on the Chicago Board of Trade (CBOT) and the magnitude of this downward price movement resulted in the CBOT suspending trading on this date ahead of the normal closing time since the daily pricing limit had been reached.  Given the open positions we had at June 30 and the downward pricing, we were required to mark these open contracts to market and record a charge to our income statement to reflect current pricing.  After careful consideration, we decided the best evidence of fair value for these contracts was the opening prices on July 1, since the markets had been closed abruptly on June 30.  The opening prices on July 1 were lower than the closing prices on the prior day and we were not aware of any significant factors occurring overnight that would have impacted pricing.  In our judgment, this value better represented the estimated fair value of our open positions on June 30.  This downward revision in corn pricing subsequent to the June 30 closing price resulted in an increased unrealized loss in fiscal 2011 of approximately $1,447.

Effective July 1, 2011, we elected to restart the use of hedge accounting for qualifying derivative contracts entered into on or after July 1, 2011.  The changes in fair value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged items.  Consistent with application of hedge accounting under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, gains and losses arising from open and closed hedging transactions are recorded as part of OCI  and are recognized in costs of sales as part of product costs when the related products are sold.  Any ineffective portion of a hedged transaction is immediately recognized in current earnings.

At December 31, 2011, $127 of losses on derivative contracts were recorded to accumulated other comprehensive income.  Had we not restarted the use of hedge accounting, these unrealized losses would have been included in earnings during the period.

The application of hedge accounting requires significant resources, record-keeping and analytical systems.

Regardless of accounting treatment, we believe all of our commodity hedges are economic hedges.

Business Combination.   We account for acquired businesses using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. The difference between the total cost of the acquisition and the sum of the fair values of the acquired tangible and identifiable intangible assets less liabilities is recorded as either goodwill or bargain purchase gain, depending on whether total cost exceeds, or is less than, such net fair values.  A bargain purchase gain must be recognized in earnings as of the acquisition date.  Any adjustments to the fair values assigned to the assets acquired and the liabilities assumed during the measurement period, which may be up to one year from the acquisition date, has a corresponding increase or decrease to bargain purchase gain or goodwill.  Transaction costs are expensed as incurred.

We completed a significant business acquisition during the transition period ended December 31, 2011 with our acquisition of LDI’s Distillery Business.   In connection with this acquisition, we recognized a bargain purchase gain of $13,048 (net of taxes of $8,336) based on the difference between the purchase price ($11,041) and fair values of the assets acquired.  We acquired these assets from a distressed seller. The purchase price is subject to change.

Some of the more significant estimates and assumptions used by management in valuing our acquisition of LDI’s Distillery Business and allocating purchase price include: (a) the business enterprise value, which is based on estimated future cash flows (including timing) which are estimated using the income approach and discount rates reflecting the risk inherent in the future cash flows, and (b) the values of land, buildings and equipment, which are estimated using the cost and market approaches.  The determination of fair value is based on internal assumptions as well as assistance from third party valuation specialists. The estimated fair values recorded were based on unobservable inputs, which are material and represent Level 3 measures in the fair value hierarchy discussed in Note 15.  Derivative Instruments and Fair Value Measurements.  There are also judgments made to determine the expected useful life assigned to each class of assets acquired and the duration of liabilities assumed.  The judgments made in this determination of the estimated fair value assigned to the assets acquired and liabilities assumed, as well as the estimated useful life of each asset and the duration of each liability, can materially impact the financial statements in periods after acquisition, such as through depreciation and amortization expense.

We believe the resulting bargain purchase gain of $13,048 (net of taxes of $8,336) is reasonable based on the following circumstances: (a) the seller was financially distressed, (b) LDI’s Distillery Business was not widely marketed for sales – an investment bank was hired, however efforts were initially unsuccessful, (c) the machinery and equipment are highly specialized for the industry, resulting in limited alternative uses for the property, and (d) independent property appraisals and business valuations indicated that its fair value was in excess of the purchase price.  See Note 21. Business Combination.

Impairment of Long-Lived Assets.  We review long-lived assets, mainly buildings and equipment assets, for impairment when events or circumstances indicate that usage may be limited and carrying values may not be recoverable.

In making such assessments, management must make estimates and judgments relating to anticipated revenues and expenses and values of our assets and liabilities.  Management’s estimates and judgments are based on our historical experience and management’s knowledge and understanding of current facts and circumstances.  Management derives data for its estimates from both outside appraisals and internal sources, and considers such matters as product mix, unit sales, unit prices, input costs, expected target volume levels in supply contracts and expectations about new customers as well as overall market trends. Should events indicate the assets cannot be used as planned, the realization from alternative uses or disposal is compared to the carrying value.  Considerable judgment is used in these measurements, and a change in the assumptions could result in a different determination of impairment loss and/or the amount of any impairment.

We recognized non-cash impairment losses of $706 and $595 during the six month period ended December 31, 2011.  In measuring the $706 impairment loss, management estimated the undiscounted future cash flows generated by the equipment that manufacture Wheatex® and determined that the estimated cash flows were less than their carrying values.  Given the short duration of future cash flow stream, the undiscounted future cash flows were determined to be fair value.  In conjunction with the impairment described above, management performed an impairment review of certain other equipment used to produce Wheatex®.  In this review, management reviewed the timing of the anticipated business development and recent decisions to not renew leases where Wheatex® is currently produced.  The carrying values of the equipment were reduced to fair value, which resulted in a charge of $595.  Because of the uncertainty in estimated cash flow estimates, management estimated fair value using a third party appraisal.

We recognized a non-cash impairment loss of $10,282 during the year ended June 30, 2009.  No events or conditions occurred during the years ended June 30, 2011 and 2010 that required us to record an impairment.

Defined Benefit Retirement Plans.  We sponsor two funded, noncontributory qualified Defined Benefit Retirement Plans that cover substantially all our union employees at Atchison and former union employees at Pekin, who did not begin work at ICP, and thus remain our obligation.  The benefits under these plans are based upon years of qualified credited service.  However, benefit accruals under both plans were frozen in the second quarter of 2010.  Our funding policy is to contribute annually not less than the regulatory minimum and not more than the regulatory maximum amount deductible for income tax purposes.  Historically, the measurement and valuation date of the plans was June 30 of each year; however in conjunction with our change in fiscal year end, the measurement date was changed to December 31, beginning December 31, 2011.  We make various assumptions in valuing the liabilities and benefits under the plan each year.  We consider the rates of return on long-term, high-quality fixed income investments using the Citigroup Pension Liability Index as of December 31, 2011.  Assumptions regarding employee and retiree life expectancy are based upon the RP 2000 Combined Mortality Table.

Other Post-Retirement Benefits.  We also provide certain other post retirement health care and life insurance benefits to certain retired employees.  Currently, the plan covers 229 participants, both active and retired.  The number of participants was reduced during fiscal 2010, in part due to the transfer of employees to our newly formed joint venture, ICP, as described elsewhere.  These actions caused a partial settlement and curtailment of our obligation for accrued retirement benefits.

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

Consistent with the discussion above, our plan measurement date is now December 31.  We make various assumptions in valuing the liabilities and benefits under the plan each year.  We consider the rates of return on currently available, high-quality fixed income investments, using the Citigroup Pension Liability Index as of December 31 (long term rates of return are not considered because the plan has no assets).  For the six month transition period ended December 31, 2011, the accumulated post retirement benefit obligation (“APBO”) decreased to $6,309 from $6,498 at June 30, 2011.  A portion of the other post-retirement benefits obligation was settled for workers who were re-hired by ICP.  Assumptions regarding employee and retiree life expectancy are based upon the RP 2000 Combined Mortality Table.  We also consider the effects of expected long term trends in health care costs, which are based upon actual claims experience and other environmental and market factors impacting the cost of health care in the short and long-term.

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

TRANSITION PERIOD AND RECENT INITIATIVES

Acquisition of LDI’s Distillery Business

As previously described, the most significant transition period development was the acquisition of LDI’s Distillery Business on December 27, 2011.  LDI produced customized and premium grade whiskeys, gins and grain neutral spirits.  In this transaction, MGPII acquired substantially all of LDI's beverage alcohol distillery assets located in Indiana, which include distillery assets, related bulk barrel storage facilities, blending operations, a tank farm, a grain elevator and certain intangible assets.  In this acquisition we also assumed certain liabilities, consisting primarily of trade payables and customer and contractual obligations, as described in the Asset Purchase Agreement dated October 20, 2011 filed as an exhibit hereto.  These included commitments to supply product to three customers under contracts expiring at various times on or after December 31, 2012 but which represent approximately 43 percent of the Indiana Distillery's distillation capacity over the period expiring December 31, 2012.  We did not purchase LDI’s assets or assume liabilities related to packaging and bottling of alcoholic beverages, which is located adjacent to the distillery operation.  The purchase price of the acquisition is equal to the current assets minus current liabilities, as defined by the asset purchase agreement, as of December 27, 2011, which was estimated at closing to be $11,041.  The purchase was funded through our bank revolving credit facility and is subject to post closing adjustments for working capital true-ups and other final purchase accounting adjustments for estimated liabilities associated with this transaction.  For further discussion related to the accounting policy and accounting requirements for this acquisition, see Note 1. Nature of Operations and Summary of Significant Accounting Policies – Business Combination and Note 21. Business Combination.

With this acquisition, we added significant new production capacity to our food grade alcohol area and we are now able to produce premium bourbon and corn and rye whiskeys, while also increasing our gin, grain neutral spirits and distillers feed output.  Since acquiring the Distillery Business, we have taken several steps to improve its profitability, including converting from the use of coal to natural gas, outsourcing certain functions and reducing headcount.  Because we plan to continue to purchase our corn primarily from one supplier, we made the decision to sell the grain elevator and have classified the assets associated with the sale of the grain elevator as “Assets Held for Sale”, which is valued at $2,300.  The value of this asset upon its ultimate disposition could vary significantly from the Company’s estimate.  See Note 10.  Assets Held for Sale.

Ownership change of ICP

On February 1, 2012, ICP Holdings exercised its option to purchase an additional 20 percent of the membership interest in ICP from us, as further described in Note 3. Investment in Joint Ventures and Note 22. Subsequent Events set forth in Item 8.  The sales price was $9,103 and was determined in accordance with the LLC Interest Purchase Agreement.  After this transaction, we own 30 percent of ICP and we are entitled to name 2 of ICP’s 6 advisory board members.   The pre-tax gain on sale, to be recognized in 2012, approximated $4,000.

Water Cooling System Project

On June 10, 2010, our Board of Directors approved a major capital project designed to provide environmental benefits (see Item 3. Legal Proceedings) at our Atchison, Kansas distillery, while also enhancing our alcohol production capabilities.  The project involved the installation of a new, state-of-the-art water cooling system to replace older equipment used to supply water for multiple components of the distillation process.  This project began during the summer of fiscal 2010 and was completed during July of 2011 at a cost of approximately $10,000.  A major portion of this asset was financed by U.S. Bancorp through a capital lease as further described in Note 4. Corporate Borrowings and Capital Lease Obligations.

Use of Hedge Accounting

As noted previously, effective July 1, 2011, we elected to restart the use of hedge accounting for qualifying derivative contracts entered into on and after July 1, 2011.  For further discussion related to the accounting policy and accounting requirements for our derivative instruments, see General and Critical Accounting Policies and Estimates -  Derivatives and Hedging Activities, above, and  Note 1. Nature of Operations and Summary of Significant Accounting Policies – Derivative Instruments and Note 15. Derivative Instruments and Fair Value Measurements set forth in Item 8.

DEVELOPMENTS IN THE DISTILLERY PRODUCTS SEGMENT

As previously mentioned in General, in order to become more efficient and effective and to improve our results, we have refocused our business on the production of our value-added products.

During fiscal 2011, our results were affected by production shut-downs at our Atchison distillery during the second and fourth quarters as well as significant cost increases for raw materials.  Our results for the six month transition period ended December 31, 2011 were affected by production shutdowns during the quarter ended September 30, 2011 as well as significant cost increases during the six months ended December 31, 2011, as further discussed in the “Six Month Transition Period Ended December 31, 2011 Compared to Six Months Period Ended December 31, 2010” section below.

In alignment with the strategy described above, increased production volume at our ICP joint venture during the six months ended December 31, 2011 and 2010 helped us to increase our sales of high quality food grade alcohol.  Sales of food grade alcohol for the six month transition period ended December 31, 2011 and the six months ended December 31, 2010 approximated 83.0 percent and 84.6 percent of our total distillery products sales for the respective periods.   Meanwhile, our sales of fuel grade alcohol approximated 5.0 percent and 5.8 percent of total distillery products sales for the same respective periods. Subsequent to December 31, 2011, we sold 20 percent of our membership interest in ICP.

DEVELOPMENTS IN THE INGREDIENT SOLUTIONS SEGMENT

During fiscal 2011, we continued to produce value-added ingredients, which led to an overall increase in sales.  Despite this increase in sales, margins decreased primarily due to significant raw material cost increases and sales prices that didn’t cover these cost increases.  Our results for the six month transition period ended December 31, 2011 were affected by significant cost increases as further discussed in the “Six Month Transition Period Ended December 31, 2011 Compared to Six Months Ended December 31, 2010” section below and by a 10-day production shutdown of our protein and starch products in order to reduce inventory levels.  As we move forward, we continue to focus on a profitable sales mix by production of our value-added products with higher margins as well as pricing initiatives to better align our pricing with higher commodity prices.

On August 21, 2009, we sold our Kansas City, Kansas, facility; however we retained ownership of equipment that is used for the production of our Wheatex® textured wheat proteins, which are sold for use in meat extension and vegetarian product applications.  This equipment is located in a separate section of the facility that we have leased for a period of three years ending August 20, 2012 and which is operated by a subsidiary of the buyer under a toll manufacturing arrangement.  We have determined not to renew our lease for the portion of the facility that we use, which triggered an impairment of this equipment as further discussed in Note 9. Restructuring Costs and Loss on Impairment of Assets.  In order to continue the profitable commercialization of this product, we must identify an alternate source of production.

DEVELOPMENTS IN THE OTHER SEGMENT

As discussed previously during January 2012, we announced an agreement with the KABB and four Kansas universities to develop new technologies and products that use bio-based raw materials.

SEGMENT RESULTS

The following is a summary of revenues and pre-tax income (loss) allocated to each reportable operating segment for the six month transition period ended December 31, 2011, the six months ended December 31, 2010 (unaudited) and the three fiscal years ended June 30, 2011, 2010 and 2009.  See Note 12. Operating Segments set forth in Item 8 for additional information regarding our operating segments.

	Six Months Ended		Fiscal Year Ended June 30,
	December 31, 2011	December 31, 2010	2011	2010	2009
		(unaudited)
Distillery Products
Net Sales	$118,437	$85,700	$188,993	$139,990	$204,704
Pre-Tax Income (Loss)	1,234	15,426	19,720	16,713	(24,367)

Ingredient Solutions
Net Sales	27,596	28,587	57,765	59,715	82,127
Pre-Tax Income (Loss)	1,044	1,863	1,828	9,731	(6,720)

Other
Net Sales	444	642	1,157	2,266	4,981
Pre-Tax Income (Loss)	(274)	(136)	(521)	145	40

The following table is a reconciliation between pre-tax income by segment and net income.

	Six Months Ended		Fiscal Year Ended June 30,
Income (loss) before income taxes	December 31, 2011(1)	December 31, 2010(1)	2011(1)	2010(1)	2009(1)
		(unaudited)
Distillery products	$1,234	$15,426	$19,720	$16,713	$(24,367)
Ingredient solutions	1,044	1,863	1,828	9,731	(6,720)
Other	(274)	(136)	(521)	145	40
Corporate	(11,422)	(8,875)	(22,272)	(20,325)	(24,411)
Impairment of long-lived assets	(1,301)	-	-	-	(10,282)
Severance and early retirement costs	-	-	-	-	(3,288)
Bargain purchase gain, net of tax	13,048	-	-	-	-
Loss on joint venture formation	-	-	-	(2,294)	-
Other restructuring costs	-	-	-	-	(5,241)
Loss on natural gas contract	-	-	-	-	(7,642)
Total income (loss) before income Taxes	2,329	8,278	(1,245)	3,970	(81,911)
Provision (benefit) for income taxes	(8,306)	34	68	(4,768)	(12,788)
Net income (loss)	$10,635	$8,244	$(1,313)	$8,738	$(69,123)

(1)
Non-direct selling, general and administrative, interest expense, investment income and other general miscellaneous expenses are classified as corporate.  Out-of-period adjustments are classified as corporate. In addition, we do not assign or allocate special charges to our operating segments.  For purposes of comparative analysis, loss on impairment of long-lived assets, severance and early retirement costs, gain (loss) on sale of assets, bargain purchase gain, loss on joint venture formation, other restructuring costs, and the loss on natural gas contract for six month transition period ended December 31, 2011, the six months ended December 31, 2010 and for the years ended June 30, 2011, 2010 and 2009 have been excluded from our segments.

SIX MONTH TRANSITION PERIOD ENDED DECEMBER 31, 2011 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2010

Note that in the discussion that follows, the results for six months ended December 31, 2010 are unaudited.

GENERAL

Consolidated earnings for the six month transition period ended December 31, 2011 increased by $2,391, or 29.0 percent, compared to the same period a year ago with a net income of $10,635 on consolidated sales of $146,477 versus net income of $8,244 on consolidated sales of $114,929 for the six months ended December 31, 2010.

The increase in earnings was the result of a $13,048 bargain purchase gain (net of taxes of $8,336) associated with our acquisition of LDI’s Distillery Business, partially offset by earnings decreases in our distillery products, ingredients solutions and other segments, a $1,301 impairment on long-lived assets and a $551 loss related to our joint venture operations.

In our distillery products segment, we achieved both volume and overall pricing increases compared to the same period a year ago. In our ingredient solutions segment, we achieved pricing increases, however we experienced a decrease in volume compared to the same period a year ago.   Other segment sales declined slightly.   While our pricing increased across the distillery products and ingredient solutions segments, these pricing increases were outpaced by the increased costs for corn and flour.  Increased raw material costs had the most significant impact in our distillery products segment, where our return on sales decreased to 1.0 percent for the six month transition period ended December 31, 2011, from 18.0 percent for the six months ended December 31, 2010.  The ingredient solutions segment pricing was similarly impacted, where our return on sales decreased to 3.8 percent for the six month transition period ended December 31, 2011 from 6.5 percent for the six months ended December 31, 2010.  Also contributing to our overall decrease in earnings across all segments were production interruptions at our Atchison plant during September, 2011, a 10-day production shutdown of our protein and starch products during December, 2011 and the unfavorable impact of losses on open derivative commodity contracts not designated as cash flow hedges.

DISTILLERY PRODUCTS

 Total distillery products sales revenue for the six month transition period ended December 31, 2011 increased $32,737, or 38.2 percent, compared to the six months ended December 31, 2010.  This increase was primarily attributable to an increase in volume of high quality food grade alcohol of 35.6 percent.  The increase in high quality food grade alcohol was due to a 24.7 percent increase in per unit pricing as well as an 8.8 percent increase in volume for the same period.  Also contributing to the increase in sales revenue were $5,995 and $930 increases in distillers feed revenue and fuel grade alcohol, respectively.  While overall revenues for distillery products increased for the six month transition period ended December 31, 2011 as compared to the same period a year ago, return on sales decreased as previously described in “-General”.  The decrease in our earnings was due to a significant increase in corn prices, partially offset by lower prices for natural gas and increased average prices for the segment as a whole.  While our overall pricing has improved, corn price increases outpaced our sales price increases to our customers.  For the six month transition period ended December 31, 2011, the per-bushel cost of corn averaged nearly 53.4 percent higher than the six months ended December 31, 2010.  The per-million cubic foot cost of natural gas averaged nearly 8.2 percent lower than the same period a year ago.  Our ICP joint venture was similarly impacted by higher corn prices, which contributed to our low margin yields for the six month transition period ended December 31, 2011 and the comparable period a year ago.

INGREDIENT SOLUTIONS

Total ingredient solutions sales revenue for the six month transition period ended December 31, 2011 decreased by $991, or 3.5 percent, compared to the six months ended December 31, 2010.  Revenues for specialty proteins for the six month transition period ended December 31, 2011 decreased 11.0 percent compared to the six months ended December 31, 2010 due to a decrease in volume, partially offset by improved per unit pricing.  Specialty starches saw a 0.9 percent decrease in revenues compared to the same period a year ago due to a volume decrease partially offset by an increase in per unit pricing.  Given that our focus remains on the production and commercialization of specialty ingredients, we have seen revenues for commodity starches and proteins remain low as a percentage of total segment sales; they totaled 7.5 percent and 0.4 percent of total segment sales for the six months ended December 31, 2011 and 2010, respectively.  In addition to the overall decrease in revenues for the ingredient solutions segment, our margins saw a slight decrease during the six month transition period ended December 31, 2011 compared to the six months ended December 31, 2010.  This was principally due to our sales prices being outpaced by the cost of flour and lower volumes.  During December, 2011, we had a planned production shutdown of our protein and starch products in order to stabilize production with market inventory levels.  Natural gas prices averaged approximately 8.2 percent lower compared to the six months ended December 31, 2010.  Flour costs, on the other hand, averaged approximately 34.0 percent higher per pound compared to the same period a year ago.

NET SALES

Net sales for the six month transition period ended December 31, 2011 increased $31,548, or 27.4 percent, compared to the six months ended December 31, 2010.  The increase was attributable to increased net sales in the distillery products segment.  Net sales in the distillery products segment as a whole increased primarily as a result of higher volumes of food grade alcohol along with higher average selling prices for the segment as a whole.  We saw a decrease in net sales in the ingredient solutions segment, driven primarily by decreased volume of specialty proteins partially offset by higher segment average selling prices.  Net sales for our other segment decreased due to a lower volumes of our plant-based biopolymer products.

COST OF SALES

For the six month transition period ended December 31, 2011, cost of sales increased $47,748, or 49.9 percent, compared to the six months ended December 31, 2010.  Our higher overall costs were directly the result of higher corn and flour prices, the unfavorable impact of losses on open derivative commodity contracts not designated as cash flow hedges, and increased transportation costs related to a flood in Atchison, Kansas.  We saw increases in the per-bushel cost of corn and the per-pound cost of flour, which averaged nearly 53.4 percent and 34.0 percent higher, respectively, than the six months ended December 31, 2010.    For the six month transition period ended December 31, 2011, cost of sales was 98.0 percent of net sales, which generated a gross profit margin of 2.0 percent.  For the six months ended December 31, 2010, cost of sales was 83.3 percent of net sales, which generated a gross margin of 16.7 percent.

Cost of sales was also impacted by changes in the fair value of open derivatives contracts not designated as cash flow hedges.  For the six month transition period ended December 31, 2011, our open derivative commodity contracts not designated as cash flow hedges had a $634 unfavorable impact to cost of sales, compared to a $1,694 favorable impact for the six months ended December 31, 2010.  These cost increases were partially offset by a decrease in the per-million cubic foot cost of natural gas, which decreased 8.2 percent compared to the same period a year ago.

We restarted hedge accounting for qualifying derivative contracts entered into on and after July 1, 2011 as further discussed in “-General and Critical Accounting Policies and Estimates, Derivatives and Hedging Activities and Transition Period and Ongoing Initiatives” above and in Note 1.Nature of Operations and Summary of Significant Accounting Policies  set forth in Item 8, Financial Statements and Supplementary Data of this Form 10-K  and incorporated herein by reference.  For derivatives that qualify as hedges for accounting purposes, the change in fair value has no net impact on earnings, to the extent the derivative is considered effective, until the hedged transaction affects earnings.  For derivatives that are not designated as hedging instruments for accounting purposes, or for the ineffective portion of a hedging instrument, the change in fair value affects current period net earnings.  Had we not used hedge accounting for qualifying derivatives entered into on or after July 1, 2011, we would have recognized an additional $127 of losses in current period earnings.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the six month transition period ended December 31, 2011 increased $830, or 7.8 percent compared to the six months ended December 31, 2010, due primarily to an increase in acquisition costs related to the purchase of LDI’s Distillery Business and general compensation increases.

OTHER OPERATING COSTS

Other operating cost for the six month transition period ended December 31, 2011 decreased $536, or 82.5 percent, compared to the six months ended December 31, 2010.  The decrease was primarily due to the reduction in the loss on sale of assets, which was $117 for the six month transition period ended December 31, 2011 compared to $322 for the six months ended December 31, 2010.  Also contributing to this decrease is a $274 expense reduction recorded during the six month transition period ended December 31, 2011 related to our lease termination restructuring accrual as further described in Note 9. Restructuring Costs and Loss on Impairment of Assets.

BARGAIN PURCHASE GAIN (NET OF TAX)

A bargain purchase gain of $13,048 (net of taxes of $8,336) was recorded during the six month transition period ended December 31, 2011 based on the excess of the fair value of the net assets acquired in the acquisition of LDI’s Distillery Business over the purchase price.  The final purchase price adjustment may change the recorded gain.  Any final adjustments are not expected to be material.  There was no bargain purchase gain for the six months ended December 31, 2010.

OTHER INCOME, NET

Other income, net, increased $45 for the six month transition period ended December 31, 2011 compared to the six months ended December 31, 2010.  This increase was principally attributable to changes in interest capitalized as well as to the effect of certain other non-recurring, non-operating revenue items.

INTEREST EXPENSE

Interest expense for the six month transition period ended December 31, 2011 increased $64, or 24.1 percent, compared to the six months ended December 31, 2010.  This increase was the result of an increase in the average daily balance compared to the same period in the prior year, partially offset by a lower average interest rate on our credit facility.

EQUITY IN EARNINGS (LOSS) OF JOINT VENTURES

ICP

 On November 20, 2009, we completed a series of transactions whereby we contributed our Pekin plant to a newly-formed company, ICP, and then sold 50 percent of the membership interest in ICP to ICP Holdings, an affiliate of SEACOR Energy Inc., as further described in Note 3. Investment in Joint Ventures set forth in Item 8.

For the six month transition period ended December 31, 2011, ICP had a loss of $1,240.  As a 50 percent joint venture member during the transition period, our portion of the net loss was $620.  ICP incurred a loss due to raw material price increases and unrealized losses on open derivative contracts.  For the six months ended December 31, 2010, ICP had earnings of $1,328.  As a 50 percent joint venture member for the six months ended December 31, 2010, our portion of the earnings was $664.

As further described in Note 3.  Investment in Joint Ventures, ICP’s Limited Liability Company Agreement gives us and our joint venture partner, ICP Holdings, a subsidiary of SEACOR Energy Inc., certain rights to shut down the Pekin plant if ICP operates at an EBITDA loss of $500 in any quarter.  Such rights are conditional in certain instances but are absolute if EBITDA losses aggregate $1,500 over any three consecutive quarters or if ICP’s net working capital is less than $2,500.  ICP experienced EBITDA losses in excess of $500 in the quarters ended December 31, 2009, March 31, 2010, December 31, 2010, June 30, 2011 and September 30, 2011.  For the three consecutive quarters ending both September 30, 2011 and June 30, 2011, ICP experienced an EBITDA loss in excess of the $1,500 aggregate loss threshold amount permitted over any three consecutive quarters.  Losses of such nature are also events of default under ICP’s term loan and revolving credit facility.  Both SEACOR Energy Inc. and ICP’s lender, an affiliate of SEACOR Energy, Inc., permanently waived rights for covenant violations through September 30, 2011.

D.M. Ingredients, GmbH (“DMI”)

On July 17, 2007, we completed a transaction with Crespel and Dieters GmbH & Co. KG for the formation and financing of a joint venture, DMI, located in Ibbenburen, Germany.  DMI’s primary operation is the production of specialty ingredients for marketing by MGPI domestically and, through our partner and third parties, internationally.  We own a 50 percent interest in DMI, and account for it using the equity method of accounting.  As of December 31, 2011, we had invested $571 in DMI since July 2007.

For the six month transition period ended December 31, 2011, DMI had earnings of $138.  As a 50 percent joint venture member, our portion of the earnings was $69 for the six month transition period ended December 31, 2011.  For the six months ended December 31, 2010, DMI incurred a net loss of $64.  As a 50 percent joint venture member, our equity in this loss was $32 for the six months ended December 31, 2010.

DMI’s functional currency is the European Union Euro.  Accordingly, changes in the holding value of the Company’s investment in DMI resulting from changes in the exchange rate between the U.S. Dollar and the European Union Euro are recorded in other comprehensive income as a translation adjustment on unconsolidated foreign subsidiary net of deferred taxes.

INCOME TAXES

For the six month transition period ended December 31, 2011 and for the six month period ended December 31, 2010, the effective tax rate was (358.2) percent and 0.4 percent, respectively.  For the six month transition period ended December 31, 2011, the effective rate differs from our statutory rate primarily due to the bargain purchase gain transaction and a change in the valuation allowance maintained against deferred tax assets.  We believe it is more likely than not that we will be able to utilize additional income tax benefits from our existing deferred tax assets that were previously offset by a valuation allowance.  For the six month ended December 31, 2010, tax expense was negligible due to the use of net operating loss carryforwards previously reserved for.  For further discussion on the deferred income tax valuation allowance, see Note 5. Income Taxes set forth in Item 8.

NET INCOME

As the result of the factors outlined above, we experienced net income of $10,635 on net sales of $146,477 for the six month transition period ended December 31, 2011 compared to net income of $8,244 on net sales of $114,929 for the six months ended December 31, 2010.

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

OTHER OPERATING COSTS

Other operating costs for the year ended June 30, 2011 increased $788, or 274.6 percent, compared to the year ended June 30, 2010.  This increase was primarily due to a year-over-year net earnings decrease related to gains (losses) on sale of assets partially offset by a reduction in costs associated with maintaining the Pekin facility while it was idle.  Loss on sale of assets for the year ended June 30, 2011 was $322 compared to a $1,731 gain for the year ended June 30, 2010.  The components of the fiscal 2011 loss related to disposition of certain machinery and equipment.  The components of the fiscal 2010 gain includes a $917 gain related to the sale of protein and starch equipment from the Pekin facility, a $671 gain related to the sale of certain flour mill assets, a $100 gain on the sale of transport equipment and a $43 gain on other equipment.

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

OTHER PRODUCTS

For the year ended June 30, 2010, revenues for other products, consisting primarily of pet products and plant-based biopolymers, decreased $2,715, or 54.5 percent, compared to the year ended June 30, 2009.  The decline in other segment sales revenue was primarily the result of decreased unit sales of 92.7 percent for our pet products for the year ended June 30, 2010, compared to the prior fiscal year, offset by a slight increase in unit sales of our plant-based biopolymer products.  Although the sales performance in this segment declined compared to the prior year, the gross margins in this segment as a percent of sales improved substantially due to a reduction of pet product sales and increased focus on improving cost efficiencies in our eco-friendly biopolymer area. We sold the assets related to our pet products during the first quarter of fiscal 2010, as further described Note 10. Assets Held for Sale as set forth in Item 8.

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

OTHER OPERATING COSTS

Other operating costs for the year ended June 30, 2010 decreased $4,407, or 93.9 percent, compared to the year ended June 30, 2009.  This decrease is primarily due to the reduction in costs associated with maintaining idle facilities and a year-over-year net earnings increase related to gains on sale of assets.  Gain on sale of assets for the year ended June 30, 2010 was $1,731 compared to $285 for the year ended June 30, 2009.  The components include a $917 gain related to the sale of protein and starch equipment from the Pekin facility, a $671 gain related to the sale of certain flour mill assets, a $100 gain on the sale of transport equipment and a $43 gain on other equipment.

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

 OTHER RESTRUCTURING COSTS

For the year ended June 30, 2010, other restructuring costs decreased $5,241, or 100.0 percent.  In connection with the production changes and impairment of long-lived assets described in Note 9. Restructuring Costs and Loss on Impairment of Assets set forth in Item 8, we incurred a $2,185 net loss during the quarter ended December 31, 2008, which is net of approximately $1,109 in realized gains previously recorded in accumulated other comprehensive income.

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

During fiscal 2010, 53 railcars were returned to the lessor.  We expect the remaining 68 railcars will be returned during fiscal 2014.  Activity related to the liability for restructuring is further described in Note 9. Restructuring Costs and Loss on Impairment of Assets set forth in Item 8.

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

QUARTERLY FINANCIAL INFORMATION

Our sales have not been seasonal during the six month transition period ended December 31, 2011 or during fiscal years 2011 and 2010.  The table below shows quarterly information for the six month transition period ended December 31, 2011 and the fiscal years ended June 30, 2011 and 2010.

Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Six Months Ended December 31, 2011(1)(2)
Net sales	$76,138	$70,339	n/a	n/a	$146,477
Gross profit (loss)	2,791	155	n/a	n/a	2,946
Net income (loss)	(5,509)	16,144	n/a	n/a	10,635
Earnings (loss) per share (diluted)(8)	(0.31)	0.89	n/a	n/a	$0.59

Fiscal 2011(3)
Net sales	$56,978	$57,951	$64,188	$68,798	$247,915
Gross profit (loss)	10,354	8,792	6,519	(2,788)	22,877
Net income (loss)	5,002	3,242	701	(10,258)	(1,313)
Earnings (loss) per share (diluted)(4)(8)	$0.28	$0.18	$0.04	$(0.58)	$(0.07)

Fiscal 2010 (4)(5)(6)
Net sales	$50,249	$48,094	$49,269	$54,359	$201,971
Gross profit (loss)	9,837	8,510	4,967	7,230	30,544
Net income (loss)	3,738	4,778	(2,254)	2,476	8,738
Earnings (loss) per share (diluted)(4)(8)	$0.22	$0.28	$(0.14)	$0.14	$0.51

(1)
Net income for the second quarter of the transition period ending December 31, 2011 includes a $13,048 bargain purchase gain (net of taxes of $8,336) related to the acquisition of LDI’s Distillery Business.

(2)	Net income for the second quarter of the transition period ending December 31, 2011 includes a $1,301 impairment loss on long-lived assets.
(3)	Net income for the first and second quarter of fiscal 2011 includes losses of $289 and $33, respectively, related to the disposition of certain machinery and equipment.
(4)
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

(5)	Net income for the first quarter of fiscal 2010 includes a $200 gain on the sale of certain flour mill assets and transport equipment.
(6)
Net income for the second quarter of fiscal 2010 includes a $3,047 charge related to the loss on joint venture formation and a $500 gain on the sale of certain flour mill assets.  The second quarter of fiscal 2010 also included an out-of period adjustment related to a reduction of accounts payable that increased pretax income by $1,351. See (7) below related to the $3,047 charge.

(7)
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

LIQUIDITY AND CAPITAL RESOURCES

Our principal uses of cash in the ordinary course are for the cost of raw materials and energy used in our production processes, salaries, debt service obligations on our borrowings, and capital expenditures.   Our principal sources of cash are revenues from the products we make and our revolving credit facility.   We also have used cash for acquisitions and received cash from investment or asset dispositions and tax refunds.

On February 1, 2012, we sold a 20 percent interest in ICP to ICP Holdings for $9,103.  The sale resulted when ICP Holdings exercised an option it acquired from Processing when ICP Holdings purchased its existing interest in ICP in 2009.

On December 27, 2011, we closed our acquisition of LDI’s Distillery Business.  The purchase price of the acquisition is equal to the current assets minus current liabilities as of December 27, 2011, which was estimated at closing to be $11,041.  The purchase price was funded through our bank revolving credit facility and is subject to post closing adjustments for working capital true-ups.  An escrow account of $3,852 has been set up to fund working capital true-ups and possible future indemnification claims.

On June 28, 2011, we financed a major portion of the new water cooling towers and related equipment being installed at our Atchison facility to U.S. Bancorp Equipment Finance, Inc. for proceeds of $7,335.  The proceeds are included in cash as of June 30, 2011.  Processing entered into a lease with U.S. Bancorp for this same equipment and we will make monthly payments under the lease of approximately $110 for 72 months are treated as proceeds from issuance of long term debt. See “- Contractual Obligations” and Note 4. Corporate Borrowings and Capital Lease Obligations set forth in Item 8 further discussion of this arrangement.

Under agreements that Processing made in March 2011 with a third party logistics company that contracts with transportation companies, fees are billed to us semiannually, on January 1st and July 1st of each calendar year, for the previous six months.  We have five business days to pay in full these transportation fees.  We paid $7,770 for our second billing under this agreement on January 6, 2012.

On March 1, 2012, the Board of Directors declared a five (5) cent dividend per common share.    The dividend will be paid on April 19, 2012 to common stockholders of record on March 22, 2012.

On August 25, 2011 the Board of Directors declared a five (5) cent dividend per share of common stock, payable to holders of record on September 15, 2011.  The $906 dividend was paid on October 13, 2011.

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

As a result of losses incurred during fiscal year 2009, we received a tax refund of approximately $5,500 during October 2009, which was applied to a $11,614 note to an energy supplier.  During January 2010 we received an additional tax refund of approximately $4,700 resulting from changes in tax laws that enabled us to carry back losses to periods previously unavailable. For further information, see Note 5. Income Taxes set forth in Item 8.

We have budgeted $6,000 in routine capital expenditures over the next twelve months related to other improvements in and replacements of existing plant and equipment and information technology.  As of December 31, 2011, we had contracts to acquire capital assets of approximately $1,133.

We expect our sources of cash to be adequate to provide for budgeted capital expenditures and anticipated operating requirements.  As we become able to purchase corn for delivery up to 12 months in the future under new grain supply agreements, we expect our need for restricted cash to decrease as we expect to reduce the volume of our corn futures and options contracts.

The following table is presented as a measure of our liquidity and financial condition as of December 31, 2011, June 30, 2011 and June 30, 2010:
	December 31	June 30
	2011	2011	2010
Cash and cash equivalents	$383	$7,603	$6,369
Working capital	18,887	22,381	25,142
Amounts available under lines of credit	23,358	20,342	20,174
Credit facility, notes payable and long-term debt	29,664	14,065	2,771
Stockholders’ equity	84,430	75,198	72,784

Certain components of our liquidity and financial results were as follows:

	Six Months Ended		Year Ended June 30,
	December 31, 2011	December 31, 2010	2011	2010	2009
		(unaudited)
Depreciation and amortization	$5,047	$4,083	$8,843	$8,631	$11,946
Capital expenditures	12,403	3,663	12,775	2,062	2,069
Cash flows from operations	(9,603)	(1,160)	3,139	32,667	3,158

CASH FLOW INFORMATION

Summary cash flow information follows for:

	Six Months Ended		Year Ended June 30,
	December 31, 2011	December 31, 2010	2011	2010	2009
		(unaudited)
Cash flows provided by (used in):
Operating activities	$(9,603)	$(1,160)	$3,139	$32,667	$3,158
Investing activities	(12,324)	(3,663)	(12,775)	16,043	(1,325)
Financing activities	14,707	(1,074)	10,870	(42,519)	(1,655)
Increase in cash and cash equivalents	(7,220)	(5,897)	1,234	6,191	178
Cash and cash equivalents at beginning of year	7,603	6,369	6,369	178	-
Cash and cash equivalents at end of year	$383	$472	$7,603	$6,369	$178

During the six month transition period ended December 31, 2011, our consolidated cash decreased $7,220 to $383 as compared to the six months ended December 31, 2010, in which there was a $5,897 decrease.  Decreased operating cash flow resulted from lower net income (before considering the $13,084 bargain purchase gain, net of taxes of $8,336).  Contributing to decreased operating cash flows was an increase in restricted cash and an $8,340 non-cash deduction related to deferred income taxes, partially offset by a decrease in accounts receivable (net of receivables purchased in our acquisition of LDI’s Distillery Business) and additional cash provided by changes in accounts payable to affiliate and accrued expenses (net of accrued expenses assumed from acquisition of LDI’s Distillery Business).  Cash outflows related to capital expenditures during the six month transition period ended December 31, 2011 totaled $12,403 (which includes $10,901 related to the acquisition of LDI’s Distillery Business) compared to the six months ended December 31, 2010, which totaled $3,663.  During the six month transition period ended December 31, 2011, borrowings on debt exceeded payments on debt by $15,599 as compared to the six months ended December 31, 2010, in which payments on debt exceeded borrowings by $262.

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

Operating Cash Flows.  Summary operating cash flow information for the six month transition period ended December 31, 2011, the six months ended 2010 (unaudited) and for the years ended June 30, 2011, 2010 and 2009, is as follows:

	Six Months Ended		Year Ended June 30,
	December 31, 2011	December 31, 2010	2011	2010	2009
		(unaudited)
Net income (loss)	$10,635	$8,244	$(1,313)	$8,738	$(69,123)
Depreciation and amortization	5,047	4,083	8,843	8,631	11,946
Loss (gain) on sale of assets	117	322	322	(1,731)	(285)
Share based compensation	510	-	1,164	491	14
Bargain purchase gain, net of tax	(13,048)	-	-	-	-
Loss on joint venture formation	-	-	-	2,294	-
Loss on impairment of assets	1,301	-	-	-	10,282
Deferred income taxes	(8,340)	-	-	-	(7,217)
Equity in loss (earnings) of joint ventures	551	(632)	1,540	2,173	114
Changes in operating assets and liabilities, net of acquisition:
Restricted cash	(6,577)	481	(57)	(768)	(200)
Receivables, net	4,368	(3,941)	(10,170)	729	15,684
Inventory	(4,082)	(2,505)	(2,568))	3,184	40,703
Prepaid expenses	244	406	316	(537)	(1,130)
Refundable income taxes	(37)	94	53	5,467	2,525
Accounts payable	412	(226)	5,907	1,439	(3,063)
Accounts payable to affiliate, net	1	(1,189)	1,215	4,951	-
Accrued expenses	(650)	(3,394)	(3,111)	1,871	(694)
Change in derivatives	(220)	(1,681)	2,267	(418)	1,753
Deferred credit	(303)	(284)	(881)	(811)	(846)
Accrued retirement health and life insurance benefits and other noncurrent liabilities	(76)	(46)	(659)	(3,277)	4,968
Gains previously deferred in other comprehensive income	-	-	-	-	(2,149)
Other	544	(892)	271	241	(124)
Net cash provided by (used in) operating activities	$(9,603)	$(1,160)	$3,139	$32,667	$3,158

   Cash flow from operations for the six month transition period ended December 31, 2011 decreased $8,443 to $(9,603) from $(1,160) for the six months ended December 31, 2010.  This decrease in operating cash flow was primarily the result of a $13,048 non-cash deduction related to a bargain purchase gain (net of taxes of $8,336), and a $8,340 non-cash deduction related to deferred income taxes partially offset by a $2,391 increase in earnings, from net income of $8,244 for the six months ended December 31, 2010 to net income of $10,635 for the six month transition period ended December 31, 2011.   Also contributing to decreased operating cash flows was an increase in restricted cash of $6,577 for the six months ended December 31, 2011 compared to a $481 decrease in restricted cash for the six months ended December 31, 2010.  The increase in the restricted cash balance is due to a deposit required as a result of a decline in the market value of open contract positions relative to the respective contracts at December 31, 2011 as compared to June 30, 2011.

   These factors, which served to decrease operating cash flow, were partially offset by the following:

•
for the six month transition period ended December 31, 2011, a decrease in accounts receivable (net of receivables purchased in our acquisition of LDI’s Distillery Business) generated $4,368 of positive cash flows compared to a $3,941 use of cash for the six months ended December 31, 2011;

•
for the six month transition period ended December 31, 2011, an increase in accounts payable to affiliate generated $1 of positive cash flows compared to a $1,189 use of cash for the six months ended December 31, 2011; and

•
a smaller period-over-period decrease in accrued expenses.  For the six month transition period ended December 31, 2011, a decrease in accrued expenses (net of accrued expenses assumed from our acquisition of LDI’s Distillery Business) used $650 of cash compared to a $3,394 use of cash for the six months ended December 31, 2010.

   Cash flow from operations for the year ended June 30, 2011, decreased $29,528 to $3,139 from $32,667 for the year ended June 30, 2010, and was impacted by reduced earnings and the timing of cash receipts and disbursements.  This decrease in operating cash flow was primarily the result of a decrease in earnings, increases in receivables and inventory, a decrease in accrued expenses, and smaller year-over-year decrease in accounts payable to affiliates.   Earnings decreased by $10,051 from $8,738 of net income for the year ended June 30, 2010 to a net loss of $1,313 for the year ended June 30, 2011.  The increases in receivables and inventory relate to higher sales and costs of production for June 2011 compared to June 2010, whereas the decrease in accrued expenses and the smaller year-over-year decrease in accounts payable to affiliates relate primarily to timing of payments. Receivables increased $10,170 for the year ended June 30, 2011 compared to a decrease of $729 for the year ended June 30, 2010.  Inventory increased $2,568 for the year ended June 30, 2011 compared to a decrease of $3,184 for the year ended June 30, 2010, which is consistent with our volume of raw materials for corn and flour.  Accrued expenses decreased $3,111 for the year ended June 30, 2011 compared to an increase of $1,871 for year ended June 30, 2010.  Accounts payable to affiliates increased $1,215 for the year ended June 30, 2011 compared to an increase of $4,951 for the year ended June 30, 2010.

   These factors, which served to decrease operating cash flow, were partially offset by the following:

•	for the year ended June 30, 2011, an increase in accounts payable generated $5,907 of positive cash flows compared to $1,439 for the year ended June 30, 2010;
•	for the year ended June 30, 2011, an increase in accrued retiree benefits used $659 of operating cash flows compared to a use of $3,277 for the year ended June 30, 2010; and
•	for the year ended June 30, 2011, an increase in the change in derivative valuation generated $2,267 of positive cash flows compared to a use of $418 for the year ended June 30, 2010.

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

   These factors, which served to improve operating cash flow, were partially offset by the following:

•
for the year ended June 30, 2010, inventory reductions generated positive operating cash flow of $3,184 compared to $40,703 for the year ended June 30, 2009 when we reduced a significant inventory buildup from the prior year;

•	for the year ended June 30, 2010, accounts receivable declined relatively less, generating positive operating cash flow of $729 compared to $15,684 for the year ended June 30, 2009;
•
for the year ended June 30, 2010, accrued retiree benefits and other non-current liabilities decreased, resulting in a use of cash of $3,277 compared to the year ended June 30, 2009, which generated positive operating cash flow of $4,968; and

•	an adjustment to net loss for the year ended June 30, 2009 for a non-cash impairment charge of $10,282.

   Investing Cash Flows.  Net investing cash flow for the six month transition period ended December 31, 2011 was $(12,324) compared to $(3,663) for the six months ended December 31, 2010.  During the six month transition period ended December 31, 2011, we made capital investments of $12,403, of which $10,901 related to our acquisition of LDI’s Distillery Business.  During the six months ended December 31, 2010, we made capital investments of $3,663.

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

Financing Cash Flows.  Net financing cash flow for the six month transition period ended December 31, 2011 was $14,707 compared to $(1,074) for the six months ended December 31, 2010, for a net increase in financing cash flow of $15,781.  During the six month transition period ended December 31, 2011, we had net borrowings of $16,484 under our operating line of credit compared to net borrowings  of $86 for the six months ended December 31, 2010. This increase in financing cash flow was partially offset by an increase in payments on long-term debt, which totaled $885 for the six month transition period ended December 31, 2011 compared to payments on long-term debt of $348 for the six months ended December 31, 2010.

Net financing cash flow for the year ended June 30, 2011 was $10,870 compared to a cash outflow of $42,519 for the year ended June 30, 2010, for a net increase in financing cash flow of $53,564.  This increase in cash flow was primarily the result of the following:
•	net borrowings of $4,658 under our operating line of credit for the year ended June 30, 2011 compared to net payments of $18,138 for the year ended June 30, 2010; and
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

Net financing cash outflow for the year ended June 30, 2010 was $42,519 compared to net financing cash outflow of $1,655 for the year ended June 30, 2009 for a net increase in cash outflow of $40,864.  This increase in cash outflow was primarily the result of the following:
•	net payments on the line of credit of $18,138 for the year ended June 30, 2010, compared to net payments of $5,167 for the year ended June 30, 2009; and
•	proceeds from long-term debt for the year ended June 30, 2010 decreased $5,318 to $2,032 from $7,350 for the year ended June 30, 2009; and
•	principal payments on long-term debt for the year ended June 30, 2010 increased $22,603 to $26,379 from $3,776 for the year ended June 30, 2009.

CAPITAL EXPENDITURES

For the six month transition period ended December 31, 2011, we made capital investments of $13,203, of which $12,403 was a use of cash and $800 remained payable at December 31, 2011.  The primary investments were our acquisition of LDI’s Distillery Business for $11,041 and improvements to the Atchison facility.  For the year ended June 30, 2011, we made capital investments of approximately $14,581, of which $12,775 was a use of cash and $1,806 remained payable at June 30, 2011.  The primary investments were the flour mill site, the SAP computer system, and the water cooling system project as further described below. For the year ended June 30, 2010, we incurred $2,062 in capital expenditures, primarily related to production and capacity upgrades.  For the year ended June 30, 2009, we incurred $2,069 in capital expenditures, primarily related to production and capacity upgrades.  We also made improvements to our information technology property and data center in both years.

 In fiscal 2011 we began work on a major capital project designed to provide environmental benefits at our Atchison, Kansas distillery while also enhancing alcohol production capabilities.  The project involved the installation of a new, state-of-the art water cooling system to replace older equipment used to supply water for multiple components of the distillation process.  It was substantially completed as of June 30, 2011 and completed during July 2011 at a cost of approximately $10,000.

CONTRACTUAL OBLIGATIONS

Our contractual obligations at December 31, 2011 are as follows:

	Fiscal Year Ending December 31,
	2012	2013	2014	2015	2016	Thereafter	Total

Long term debt (1)	$303	$323	$345	$369	$34	$-	$1,374
Capital leases (2)	1,368	1,360	1,212	1,244	1,277	687	7,148
Operating leases	2,593	1,756	726	469	392	-	5,936
Post-retirement benefits	623	563	424	401	425	2,931	5,367
Defined benefit retirement Plan	80	-	-	-	-	-	80
Open purchase commitments (3)	23,053	-	-	-	-	-	23,053

Total	$28,020	$4,002	$2,707	$2,483	$2,128	$3,618	$42,958

(1)	Long term debt at December 31, 2011 included the following:

(a)
Union State Bank – Bank of Atchison promissory note of Processing dated July 20, 2009 in the initial principal amount of $2,000 secured by a mortgage and security interest on our Atchison plant and related equipment.  The note bears interest at 6 percent over the three year treasury index, adjustable quarterly, and is payable in 84 monthly installments of $32, with any balance due on the final installment.  At December 31, 2011, $1,374 was outstanding under the note.

(b)
On July 21, 2009, we entered a new revolving Credit and Security Agreement with Wells Fargo Bank, National Association.  The Credit and Security Agreement has been amended by consents dated August 19, 2009, December 21, 2009, December 31, 2009 and February 2, 2010 as well as by a First Amendment (“First Amendment”) dated June 30, 2010, a Second Amendment (“Second Amendment”) dated January 20, 2011,  a Third Amendment (“Third Amendment”) dated October 20, 2011, and an Assignment and Assumption of Note and Credit Agreement and Fourth Amendment ("Fourth Amendment") dated January 3, 2012 (as so amended, the “Credit Agreement”).  The Credit Agreement, which matures in October 2014, generally provides for a Maximum Line of Credit of $45,000, subject to borrowing base limitations.  A portion of the availability under our Credit Agreement is available for the issuance of letters of credit.  The face amount of any outstanding letters of credit reduces the availability under the Credit Agreement on a dollar-for-dollar basis.  At December 31, 2011, our outstanding borrowings under the Credit Agreement were $21,142.  Borrowings under the Credit Agreement bear interest, payable monthly, at a variable rate equal to Daily One Month LIBOR plus an applicable margin ranging from 1.50% to 2.00%, based on our Balance Sheet Leverage Ratio.  During a default period, the interest rate may be increased to a variable rate equal to the Daily One Month LIBOR plus 6 percent at the lender’s discretion. The Credit Agreement provides for an unused line fee of .25 percent per annum and origination fees, letter of credit fees and other administrative fees.  The Credit Agreement is secured by a security interest in substantially all of our personal property and by mortgages or leasehold mortgages on our facilities in Atchison and Onaga.  The lender may terminate or accelerate our obligations under the Credit Agreement upon the occurrence of various events in addition to payment defaults and other breaches, including such matters as over advances arising from reductions in the borrowing base, certain changes in the Board, failure to pay taxes when due, defaults under other material debt, lease or other contracts and our CEO ceasing to be actively engaged in the Company’s day to day business activities and the Company shall fail to hire a successor acceptable to the lender in 90 days.

Pursuant to the Third Amendment, among other matters Well Fargo agreed to amend the Credit Agreement in several material respects and summarized as follows:

•	the maximum line of borrowings outstanding at any one time was increased from $25,000 to $45,000;

•	the Maturity Date of the loans were extended from July 20, 2012 to October 20, 2014;

•
the floating interest rate applicable to outstanding borrowings was changed from the daily three month LIBOR plus an applicable margin ranging from 1.75% to 3.00%, based on our Debt Coverage Ratio, to an annual rate equal to the sum of Daily One Month LIBOR plus an applicable margin ranging from 1.50% to 2.00%, based on the our balance sheet leverage ratio;

•	the annual minimum interest payment and prepayment fees have been removed;

•	the requirement to maintain an average availability of not less than $5,000 has been removed;

•
a new provision was added that requires our balance sheet leverage ratio (meaning total liabilities divided by tangible net worth) to be no greater than 1.75 to 1.0 as of each December 31, March 31, June 30 and September 30;

•
a new adjusted net income provision (net income, adjusted for the following if not already accounted for in the calculation of net income: unrealized hedging gain/(loss), non-cash joint venture gain/(loss), and gain/(loss) from the sale or disposition of assets) has been added to replace the former stop loss provision; this net income provision requires adjusted net income, as defined, to be no less than one dollar ($1.00), as of each December 31, March 31, June 30 and September 30, as determined based on the 12-month period then ending;

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
(ix)	minus $7,000 in deemed per annum maintenance capital expenditures divided by

(b)	the sum of:

(i)	current maturities of long term debt
(ii)	plus capitalized lease payments and interest expense

•	the provision that requires the debt coverage ratio to not be less than 1.25 to 1.0 as of each December 31, March 31, June 30 and September 30, has been removed;

•
the provision restricting the payment of dividends was modified to provide we will not declare or pay any dividends (other than dividends payable solely in stock of the Company) on any class of its stock in any fiscal year in an amount in excess of $2,000;

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

Pursuant to the Fourth Amendment, Holdings assumed Processing’s obligations and indebtedness under the Credit Agreement. The Fourth Amendment provides that Holdings and its more than 50%-held subsidiaries, which includes Processing and MGPII, are deemed to be one consolidated entity and, thus, Holdings, Processing and MGPII are generally subject to the representations and warranties and the covenants in the Credit Agreement as a single, consolidated entity.  In connection with the Fourth Amendment, Processing executed a Continuing Guaranty, whereby it agreed to guarantee the obligations of Holdings under the Credit Agreement and  a Third Party Security Agreement giving the bank a security interest in Processing’s assets as security for its obligations under the Continuing Guaranty.

MGPII has guaranteed the Company’s debt under the credit facility.

(2) Capital lease obligations at December 31, 2011 include the following obligations of
Processing:

(a)
In connection with improvements made to the Company’s data center, $1,200 in costs incurred during development of the system have been funded by Winthrop Resources Corporation and CSI Leasing, Inc., of which one capital lease agreement remains outstanding at December 31, 2011.  This unsecured capital lease has a 0.61 percent rate and matures October, 2013.

(b)
On June 28, 2011, we sold a major portion of the new process water cooling towers and related equipment being installed at our Atchison facility to U.S. Bancorp Equipment Finance, Inc. for approximately $7,335 and leased them from U.S Bancorp pursuant to a Master Lease Agreement and related Schedule.  Monthly rentals under the lease are $110 (plus applicable sales/use taxes, if any) and continue for 72 months, with interest at a rate of 2.61%.  We may purchase the leased property after 60 months for approximately $1,328 and at the end of the term for fair market value.   Under the terms of the Master Lease, we are responsible for property taxes and assume responsibility for insuring and all risk of loss or damage to the property.  Given this continuing involvement, we treated this as a financing transaction.  The lessor may, at its option, extend the lease for specified periods after the end of the term if we fail to exercise our purchase option.

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

(3)	Purchase Commitments at December 31, 2011 included the following:

(a)	Commitments ($4,763) to purchase corn to be used in our operations during the first four weeks of January 2012.

(b)	Commitments ($8,373) to purchase natural gas through November, 2012.

(c)	Commitments ($8,784) to purchase flour through December , 2012

(d)	Commitments ($1,133) related to capital expenditures.

LINE OF CREDIT

Reference is made to Note 4. Corporate Borrowings and Capital Lease Obligations and above for information on our Credit Agreement. On October 20, 2011 we entered a Third Amendment (“Third Amendment”) to the Credit and Security Agreement with Wells Fargo Bank National Association (as amended, the “Credit Agreement”).  The Third Amendment affected various provisions of our Credit Agreement, including those related to interest, amount of borrowings that we can make and covenants that we must meet.

Subsequent to year end, the Credit Agreement was amended by a Fourth Amendment (“Fourth Amendment”) dated January 3, 2012 as further described above in “-Contractual Obligations” and in Note 22. Subsequent Events.

The amount of borrowings which we may make is subject to borrowing base limitations.  As of December 31, 2011, our outstanding borrowings under this facility were $21,142, leaving $23,358 available for additional borrowings after giving effect to outstanding letters of credit.  The borrowing base is the lesser of the maximum line amount or an amount based on specified percentages of eligible accounts receivable and inventories less specified reserves.  The lender has discretion under the Credit Agreement to change the manner in which the borrowing base is determined, such as altering the advance rates applicable to accounts receivable and inventory or changing reserve amounts.

On February 1, 2012, we sold a 20 percent interest in ICP to ICP Holdings for $9,103.  The proceeds from the sale were used to reduce our outstanding borrowings under this facility.   As of February 29, 2012, our availability was $19,177.

FINANCIAL COVENANTS

Under the Credit Agreement, we must report adjusted net income each period.  Adjusted net income as defined must not be less than one dollar ($1.00) as of each quarter end for the 12 month period then ending.  The Credit Agreement defines adjusted net income as net income from continuing operations (which is inclusive of the bargain purchase gain and related tax effects), including extraordinary losses and excluding extraordinary gains, adjusted for unrealized gains and losses from hedging activities, non cash income or losses from equity method investments and gains or losses from the sale or disposition of assets.   The Company’s results for  periods ending December 31, 2011 included material unrealized losses from hedging activities, material non–cash losses from equity method investments, and a material non-cash bargain purchase gain.  Adjusted net income exceeded the $1.00 requirement, and we were in compliance with this covenant at December 31, 2011.  We must also meet the following ratios.

Fixed Charge Coverage Ratio of not less than 2.00 to 1.00 (measured at each quarter end for the 12-months then ended),  calculated as follows:

(a)	the sum of:
	(i)	net profit
	(ii)	plus taxes
	(iii)	plus interest expense
	(iv)	plus depreciation and amortization expense
	(v)	minus dividends
	(vi)	minus non-cash joint venture gain/(loss)
	(vii)	minus non-cash unrealized hedging gain/(loss)
	(viii)	minus cash contributions to Joint Ventures
	(ix)	minus $7,000 in deemed per annum maintenance capital expenditures divided by

(b)	the sum of:
	(i)	current maturities of long term debt
	(ii)	plus capitalized lease payments and interest expense

Balance Sheet Leverage Ratio (meaning total liabilities divided by tangible net worth) not to exceed 1.75 to 1.00 (measured as of each quarter end).

The Credit Agreement also includes provisions that limit or restrict our ability to:
•	incur additional indebtedness;
•	pay cash dividends to stockholders in excess of $2,000 during any fiscal year or re-purchase our stock;
•	make investments that exceed $15,000 or acquisitions that exceed $5,000 (other than the acquisition of LDI) in the aggregate;
•	dispose of assets;
•	create liens on our assets;
•	incur operating lease expense in excess of $4,000 in any fiscal year;
•	pledge the fixed and real property assets of LDI’s Distillery Business;
•	merge or consolidate; or
•	increase certain salaries and bonuses

For the 12-month period ended December 31, 2011, we were not in compliance with our minimum fixed charge coverage ratio of not less than 2.00 to 1.00.  We obtained a waiver from our primary lender for this default.  We also obtained a waiver from our primary lender for noncompliance related to an administrative matter that requires submission of specified information to the lender within 120 days of year end for the fiscal years ending June 30, 2011 and 2010.

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

OFF BALANCE SHEET OBLIGATIONS

Arrangement with Cargill.  We have entered a business alliance with Cargill, Incorporated for the production and marketing of a new resistant starch derived from high amylose corn. We sold only an insignificant amount of the product, and the agreement with Cargill does not appear to be significant at this time.  If we terminate the arrangement before the expiration of 18 months following certain force majeure events affecting Cargill, or if Cargill terminates the arrangement because of a breach by us of our obligations, Processing will be required to pay a portion (up to 50 percent) of the book value of capital expenditures, if any, made by Cargill to enable it to produce the product. This amount will not exceed $2,500 without our consent. Upon the occurrence of any such event, Processing also will be required to give Cargill a non-exclusive sublicense to use the patented process for the life of the patent in the production of high amylose corn-based starches for use in food products. The sublicense would be royalty bearing, provided we were not also then making the high amylose corn-based starch.

Arrangements with Grain Supplier.  We purchase most of our grain requirements through a single elevator company.  The elevator company may terminate if we fail to purchase the specified minimums, in which case we would be obligated to pay the elevator company $260 plus the costs incurred by the elevator company in contracting with a different customer for the delivery of corn purchased for us pursuant to our previously issued delivery orders.  Our practice has been to only order corn for a month at a time.  We expect our purchases under this contract will exceed the minimum requirement.  We have leased a grain elevator to this supplier under which we have generally agreed to indemnify the supplier for damages arising from environmental conditions or our non-compliance with environmental laws, in each case  existing or occurring on or prior to the commencement date of the lease or occurring thereafter as a result of our actions.

Industrial Revenue Bond.  On December 28, 2006, we engaged in an industrial revenue bond transaction with the City of Atchison, Kansas in order to receive ten-year real property tax abatement on our newly constructed office building and technical center in Atchison, Kansas. At the time of this transaction, the facilities were substantially completed and had been financed with internally generated cash flow.  We recorded the office building and technical center assets into property and equipment on the consolidated balance sheets.  Pursuant to this transaction, the City issued $7,000 principal amount of its industrial revenue bonds to us and then used the proceeds to purchase the office building and technical center from us.  The City then leased the facilities back to Processing under a capital lease, the terms of which provide for the payment of basic rent in an amount sufficient to pay principal and interest on the bonds.  Processing’s obligation to pay rent under the lease is in the same amount and due on the same date as the City’s obligation to pay debt service on the bonds which we hold. The lease permits us to present the bonds at any time for cancellation, upon which our obligation to pay basic rent would be cancelled.  We do not intend to do this until their maturity date in 2016, at which time we may elect to purchase the facilities for $100.  Because we own all outstanding bonds, management considers the debt de-facto cancelled and, accordingly, no amount for our obligations under the capital lease is reflected on our balance sheet.  In connection with this transaction, we agreed to pay the city an administrative fee of $50, which is payable over 10 years.  If we were to present the bonds for cancellation prior to maturity, the $50 fee would be accelerated.

Indemnification Arrangement with ICP and ICP Holdings.  Processing’s Contribution Agreement with ICP and the LLC Interest Purchase Agreement with ICP Holdings require it to indemnify ICP and ICP Holdings from and against any damages or liabilities arising from a breach of its  representations and warranties in the Contribution Agreement and the LLC Interest Purchase Agreement  and also with respect to certain environmental damages or liabilities related to the recommencement of production at the Pekin plant or to operations at the Pekin plant prior to the closing of the LLC Interest Purchase Agreement.  The amount of damages, with the exception of taxes and environmental matters, is limited to a maximum of $30,000.

ICP Steam Facility.  On January 29, 2010, ICP acquired the steam facility that services the Pekin plant for $5,000, of which $2,000 remains payable at December 31, 2011.  Subsequent to December 31, 2011, $1,000 was paid, equally by the Company and SEACOR Energy Inc., leaving $1,000 payable.  The Company and ICP Holdings each remain committed to equally fund the remaining balance of $1,000.

Indemnification Arrangement with LDI.  MGPII’s Asset Purchase Agreement with LDI and Angostura US Holdings Limited, a Delaware Corporation, requires it to indemnify LDI from and against any damages or liabilities arising from a breach of representations and warranties in the Asset Purchase Agreement and also with respect to certain assumed liabilities.

NEW ACCOUNTING PRONOUNCEMENTS

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 18. Recently Issued Accounting Pronouncements set forth in Item 8.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Costs

We make our products primarily from flour and corn and, as such, are subject to market risk due to changes in commodity prices.  We utilize long-term contracts with suppliers as well as derivative instruments, which we mark to fair value, to mitigate some of these risks.  Our derivative instruments include a combination of forward purchases and exchange traded commodity futures and options contracts.  The derivatives contracts trade on the Kansas City and Chicago Boards of Trade and the New York Mercantile Board of Exchange.

At December 31, 2011, we had open exchange traded futures contracts to purchase 5,825,000 bushels of corn through March 2013, at a weighted average contract price of $6.37 per bushel versus a weighted average market price of $6.39 per bushel.  At June 30, 2011, we had open net derivative contracts to purchase 3,850,000 bushels of corn at a weighted average contract price of $6.46 versus a weighted average market price of $5.98. At June 30, 2010, we had open net derivative contracts to purchase 1,500,000 bushels of corn at a weighted average contract price of $3.53 versus a weighted average market price of $3.64.

At December 31, 2011, the Company also has open exchange traded futures contracts to purchase 18,545,500 gallons of ethanol through December 2012, at a weighted average contract price of $2.33 per gallon versus a weighted average market price of $2.21 per gallon.  We had no open ethanol contracts at June 30, 2011 or June 30, 2010.

Our commodity price hedging instruments generally relate to contracted firm-priced business.  Based on our overall commodity hedge exposure at December 31, 2011, a hypothetical 10 percent decrease / increase in market prices applied to the fair value of our corn and ethanol futures contracts would result in a corresponding (decrease) / increase in the fair value of the exchange traded futures contracts of approximately $(7,825) and $7,825, respectively.  It should be noted that any change in the fair value of the contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.

For further discussion on the volatility of corn futures on June 30, 2011, see Note 15. Derivative Instruments and Fair Value Measurements set forth in Item 8.

Interest Rate Exposures

Our loan from Union State Bank – Bank of Atchison bears interest at 6% over the three year treasury index, adjusted quarterly.

Our Credit Agreement with Wells Fargo Bank, as amended October 20, 2011, provides for interest at a variable rate equal to daily one month LIBOR plus applicable margin based on our balance sheet leverage ratio ranging from 1.50% to 2.0% (2.125% at December 31, 2011); the default rate is the daily one month LIBOR plus 6%, in the lender’s discretion.  Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease.

The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following a change in our balance sheet leverage ratio or an increase in market interest rates. Based on weighted average outstanding borrowings and our balance sheet leverage ratio at December 31, 2011, a 100 basis point increase over the non-default rates actually in effect at such date would increase our interest expense on an annual basis by $106.

See “-Line of Credit” for the modified interest rate as a result of entering into the Third Amendment of our credit agreement with Wells Fargo Bank on October 20, 2011.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of MGP Ingredients, Inc.(the Company)  is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

On December 27, 2011, the Company acquired the beverage alcohol distillery assets and assumed certain liabilities of Lawrenceburg Distillers Indiana, LLC (Distillery Business).  Management has excluded from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, internal control over financial reporting related to the Distillery Business with total assets of $35,998 and total liabilities of $11,909 included in the consolidated balance sheet at December 31, 2011, and de minimus net sales for six month transition period ended December 31, 2011.

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

 With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management has concluded that the company’s internal control over financial reporting as of December 31, 2011 was effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

MGP Ingredients, Inc.:

We have audited the accompanying consolidated balance sheets of MGP Ingredients, Inc. and subsidiaries as of December 31, 2011 and June 30, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for the six month period ended December 31, 2011 and for each of the years in the three-year period ended June 30, 2011. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule, Schedule II – Consolidated Valuation and Qualifying Accounts for the six month period ended December 31, 2011 and for each of the fiscal years in the three-year period ended June 30, 2011. We also have audited MGP Ingredients, Inc.’s internal control over financial reporting as of December 31, 2011, based on Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MGP Ingredients, Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assertion of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on MGP Ingredients, Inc.’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MGP Ingredients, Inc. and subsidiaries as of December 31, 2011 and June 30, 2011 and 2010, and the results of its operations and its cash flows for the six month period ended December 31, 2011, and for each of years in the three-year period ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the accompanying financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the financial information set forth therein. Also in our opinion, MGP Ingredients, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

MGP Ingredients, Inc. acquired Lawrenceburg Distillers Indiana, LLC (LDI) on December 27, 2011, and management excluded from its assessment of the effectiveness of LDI’s internal control over financial reporting as of December 31, 2011, MGP Ingredients, Inc.’s internal control over financial reporting associated with approximately $36 million of total assets and de minimus revenue included in the consolidated financial statements of MGP Ingredients, Inc. and subsidiaries as of and for the six month period ended December 31, 2011.  Our audit of internal control over financial reporting of MGP Ingredients, Inc. also excluded an evaluation of the internal control over financial reporting of LDI.

/s/ KPMG LLP

Kansas City, Missouri
March 12, 2012

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Six Months Ended December 31, 2011	Year Ended June 30,
		2011	2010	2009

Net sales	$146,477	$247,915	$201,971	$291,812
Cost of sales (a)	143,531	225,038	171,427	325,914
Gross profit (loss)	2,946	22,877	30,544	(34,102)

Selling, general and administrative expenses	11,417	21,157	20,708	21,401
Other operating costs	114	1,075	287	4,694
Impairment of long-lived assets	1,301	-	-	10,282
Severance and early retirement costs	-	-	-	3,288
Bargain purchase gain, net of tax	(13,048)	-	-	-
Loss on joint venture formation	-	-	2,294	-
Other restructuring costs	-	-	-	5,241
Income (loss) from operations	3,162	645	7,255	(79,008)

Other income, net	48	8	645	112
Interest expense	(330)	(358)	(1,757)	(2,901)
Equity in loss of joint ventures	(551)	(1,540)	(2,173)	(114)
Income (loss) before income taxes	2,329	(1,245)	3,970	(81,911)

Provision (benefit) for income taxes	(8,306)	68	(4,768)	(12,788)
Net income (loss)	$10,635	$(1,313)	$8,738	$(69,123)

Per Share Data
Total basic earnings (loss) per common share	$0.59	$(0.07)	$0.52	$(4.17)
Total diluted earnings (loss) per common share	$0.59	$(0.07)	$0.51	$(4.17)

Dividends per common share	$0.05	$0.05	$-	$-

(a)	Includes related party purchases of $40,159 for the six month transition period ended December 31, 2011 and $57,482, $17,342 and $0 for the years ended June 30, 2011, 2010 and 2009, respectively.

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2011	June 30, 2011	June 30, 2010

ASSETS
Current Assets
Cash and cash equivalents	$383	$7,603	$6,369
Restricted cash	7,605	1,028	971
Receivables (less allowance for doubtful accounts: December 31, 2011 - $63; June 30, 2011 - $118; June 30, 2010 - $155)	27,804	27,844	17,674
Inventory	31,082	17,079	14,510
Prepaid expenses	957	1,201	1,517
Deposits	1	595	733
Derivative assets	1,304	598	161
Deferred income taxes	6,056	3,740	6,267
Refundable income taxes	566	525	578
Assets held for sale	2,300	-	-
Total current assets	78,058	60,213	48,780

Property and equipment, net of accumulated depreciation and amortization	77,079	63,250	57,605
Investment in joint ventures	12,147	12,575	14,266
Other assets	1,873	445	633
Total assets	$169,157	$136,483	$121,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$1,670	$1,705	$689
Revolving credit facility	21,142	4,658	-
Accounts payable	22,704	18,052	10,341
Accounts payable to affiliate, net	6,167	6,166	4,951
Accrued expenses	4,023	4,399	7,510
Derivative liabilities	3,465	2,852	147
Total current liabilities	59,171	37,832	23,638

Long-term debt, less current maturities	6,852	7,702	2,082
Deferred credit	4,195	4,498	5,379
Accrued retirement health and life insurance benefits	6,309	6,498	8,170
Other non current liabilities	2,144	1,015	2,964
Deferred income taxes	6,056	3,740	6,267
Total liabilities	84,727	61,285	48,500

Commitments and Contingencies – See Notes 4, 7 and 14
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 19,530,344 shares at December 31, 2011, June 30, 2011 and June 30, 2010, respectively; 18,115,965, 17,905,767 and 17,519,614 shares outstanding at December 31, 2011, June 30, 2011and 2010, respectively	6,715	6,715	6,715
Additional paid-in capital	6,925	7,473	7,606
Retained earnings	78,953	69,224	71,428
Accumulated other comprehensive income (loss)	(1,035)	(15)	(2,827)
Treasury stock, at cost
Common; 1,414,379, 1,624,577 and 2,010,730 shares at December 31, 2011, June 30, 2011 and June 30, 2010, respectively	(7,132)	(8,203)	(10,142)
Total stockholders’ equity	84,430	75,198	72,784
Total liabilities and stockholders’ equity	$169,157	$136,483	$121,284

See Accompanying Notes to Consolidated Financial Statements

           MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended December 31, 2011	Year Ended June 30,
		2011	2010	2009

Cash Flows from Operating Activities
Net income (loss)	$10,635	$(1,313)	$8,738	$(69,123)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,047	8,843	8,631	11,946
Loss (gain) on sale of assets	117	322	(1,731)	(285)
Share based compensation	510	1,164	491	14
Bargain purchase gain, net of tax	(13,048)	-	-	-
Loss on joint venture formation	-	-	2,294	-
Loss on impairment of assets	1,301	-	-	10,282
Deferred income taxes	(8,340)	-	-	(7,217)
Equity in loss of joint ventures	551	1,540	2,173	114
Changes in operating assets and liabilities, net of acquisition:
Restricted cash	(6,577)	(57)	(768)	(200)
Receivables, net	4,368	(10,170)	729	15,684
Inventory	(4,082)	(2,568)	3,184	40,703
Prepaid expenses	244	316	(537)	(1,130)
Refundable income taxes	(37)	53	5,467	2,525
Accounts payable	412	5,907	1,439	(3,063)
Accounts payable to affiliate, net	1	1,215	4,951	-
Accrued expenses	(650)	(3,111)	1,871	(694)
Change in derivatives	(220)	2,267	(418)	1,753
Deferred credit	(303)	(881)	(811)	(846)
Accrued retirement health and life insurance benefits and other noncurrent liabilities	(76)	(659)	(3,277)	4,968
Gains previously deferred in other comprehensive income	-	-	-	(2,149)
Other	544	271	241	(124)
Net cash provided by (used in) operating activities	(9,603)	3,139	32,667	3,158

Cash Flows from Investing Activities
Additions to property and equipment	(1,502)	(12,775)	(2,062)	(2,069)
Acquisition of LDI’s distillery business	(10,901)	-	-	-
Investments in/ advances to joint ventures	-	-	(1,213)	-
Proceeds from sale of interest in joint venture, net	-	-	13,951	-
Proceeds from disposition of property and equipment	79	-	5,367	744
Net cash provided by (used in) investing activities	(12,324)	(12,775)	16,043	(1,325)

Cash Flows from Financing Activities
Payment of dividends	(906)	(891)	-	-
Purchase of treasury stock	(84)	(33)	(26)	(34)
Proceeds from stock plans	-	48	-	12
Exercise of stock options	98	452	221	-
Loan fees incurred with borrowings	-	-	(229)	-
Tax effect of restricted stock awards	-	-	-	(40)
Proceeds from issuance of long-term debt	-	7,335	2,032	7,350
Principal payments on long-term debt	(885)	(699)	(26,379)	(3,776)
Proceeds from revolving credit facility	165,242	317,179	214,305	156,980
Principal payments on revolving credit facility	(148,758)	(312,521)	(232,443)	(162,147)
Net cash provided by (used in) financing activities	14,707	10,870	(42,519)	(1,655)

Increase (decrease) in cash and cash equivalents	(7,220)	1,234	6,191	178
Cash and cash equivalents, beginning of period	7,603	6,369	178	-
Cash and cash equivalents, end of period	$383	$7,603	$6,369	$178

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
 COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, July 1, 2008	$4	$6,715	$9,838	$131,813	$1,515	$(13,011)	$136,874
Comprehensive income (loss):
Net loss				(69,123)			(69,123)
Reclassification adjustment for gains included in net income (loss)					(2,149)		(2,149)
Change in pension plans					(778)		(778)
Change in other post employment benefits					(872)		(872)
Translation adjustment on non-consolidated foreign subsidiary					(27)		(27)
Comprehensive income (loss)	-	-	-	(69,123)	(3,826)	-	(72,949)
Options exercised			(2)			12	10
Share-based compensation			16				16
Tax effect of share-based compensation			(38)				(38)
Stock plan shares issued from treasury, net of forfeitures			(2,936)			2,936	-
Stock shares repurchased						(29)	(29)
Balance, June 30, 2009	$4	$6,715	$6,878	$62,690	$(2,311)	$(10,092)	$63,884
Comprehensive income:
Net income				8,738			8,738
Change in pension plans					(291)		(291)
Change in other post employment benefits					(210)		(210)
Translation adjustment on non-consolidated foreign subsidiary					(15)		(15)
Comprehensive income	-	-	-	8,738	(516)	-	8,222
Options exercised			(58)			279	221
Share-based compensation			491				491
Stock plan shares issued from treasury, net of forfeitures			295			(303)	(8)
Stock shares repurchased						(26)	(26)
Balance, June 30, 2010	$4	$6,715	$7,606	$71,428	$(2,827)	$(10,142)	$72,784
Comprehensive income:
Net loss				(1,313)			(1,313)
Change in pension plans					1,257		1,257
Change in other post employment benefits					1,535		1,535
Translation adjustment on non-consolidated foreign subsidiary					20		20
Comprehensive income	-	-	-	(1,313)	2,812	-	1,499
Options exercised			53			622	675
Dividends paid				(891)			(891)
Share-based compensation			1,164				1,164
Stock plan shares issued from treasury, net of forfeitures			(1,350)			1,350	-
Stock shares repurchased						(33)	(33)
Balance, June 30, 2011	$4	$6,715	$7,473	$69,224	$(15)	$(8,203)	$75,198

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
 COMPREHENSIVE INCOME (LOSS) - Continued
(Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, June 30, 2011	$4	$6,715	$7,473	$69,224	$(15)	$(8,203)	$75,198
Comprehensive income:
Net income				10,635			10,635
Net losses from cash flow hedges					(1,252)		(1,252)
Losses from cash flow hedges reclassified to cost of sales					539		539
Ineffective portion of cash flow hedges reclassified to cost of sales					586		586
Change in pension plans					(1,142)		(1,142)
Change in other post employment benefits					290		290
Translation adjustment on non-consolidated foreign subsidiary					(41)		(41)
Comprehensive income	-	-	-	10,635	(1,020)		9,615
Options exercised			(1)			98	97
Dividends paid				(906)			(906)
Share-based compensation			510				510
Stock plan shares issued from treasury, net of forfeitures			(1,057)			1,057	-
Stock shares repurchased						(84)	(84)
Balance, December 31, 2011	$4	$6,715	$6,925	$78,953	$(1,035)	$(7,132)	$84,430

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands, unless otherwise noted)

NOTE 1:	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company.  MGP Ingredients, Inc. (formerly named MGPI Holdings Inc.) (herein "Holdings" or "Registrant") is a Kansas corporation headquartered in Atchison, Kansas.  It was incorporated in 2011 and is a holding company with no operations of its own.  Its principal, directly-owned, operating subsidiaries are MGPI Processing, Inc. (formerly named MGP Ingredients, Inc.) ("Processing"), and MGPI of Indiana, LLC, (formerly named Firebird Acquisitions, LLC)(“MGPII”) which on December 27, 2011 acquired substantially all of the assets used by Lawrenceburg Distillers Indiana, LLC  in its Lawrenceburg and Greendale, Indiana beverage distillery business.  At December 31, 2011, the Company also had a 50% interest in two, non-consolidated, operating joint venture entities, Illinois Corn Processing LLC and D.M. Ingredients, GmbH.

On January 3, 2012, Processing reorganized into a holding company structure (the “Reorganization”) through a merger (the “Merger”) with MGPI Merger Sub, Inc., a Kansas corporation, which was an indirect, wholly-owned subsidiary of Processing and a direct, wholly-owned subsidiary of Holdings.  Holdings was formerly a direct, wholly-owned subsidiary of Processing.  Each of Holdings and MGPI Merger Sub, Inc. were organized in connection with the Merger.  Processing was the surviving corporation in the Merger and became a direct, wholly-owned subsidiary of Holdings as a result of the Merger. The consolidated assets and liabilities of Holdings and its subsidiaries immediately after the Reorganization were the same as the consolidated assets and liabilities of Processing before the effective time of the Merger.  For further discussion, see Note 22. Subsequent Events.

The Consolidated Financial Statements presented herein are as of and for the period ended December 31, 2011, prior to the Reorganization and reflect the financial condition and results of operations of Processing and its consolidated subsidiaries as of and for the period ended on that date.  As used in these Notes to Consolidated Financial Statements, unless the context otherwise requires, the term "Company" when referenced prior to the Reorganization means Processing (formerly named MGP Ingredients, Inc.) and its consolidated subsidiaries, and the term “Company” when referenced to after the Reorganization means MGP Ingredients, Inc. (formerly named MGPI Holdings, Inc.) and its consolidated subsidiaries.

 The Company processes flour, corn, barley and rye into a variety of products through an integrated production process.  The Company is a producer of certain distillery and ingredients products derived from grain and has three reportable segments: distillery products, ingredient solutions, and other. The distillery products segment consists of food grade alcohol, along with fuel grade alcohol, and distillers feed, which are co-products of our distillery operations.  The ingredient solutions segment products primarily consist of specialty starches, specialty proteins, commodity starches and commodity vital wheat gluten.  Mill by-products, consisting primarily of mill feeds or “midds,” had also been included in this segment but were discontinued with the shutdown of our wheat flour milling operations at the Atchison, Kansas plant in the second quarter of fiscal 2009.  The other segment products are comprised of plant-based biopolymers and wood-based composite resins manufactured through the further processing of certain of our proteins and starches and wood. Prior to the sale of its Kansas City facility in the first quarter of fiscal 2010, the other segment also included the production and packing of pet-related products, which principally included extruded plant-based resins and finished pet treats.  For restructuring activity completed in fiscal 2009, see Note 9. Restructuring Costs and Loss on Impairment of Assets.

The Company sells its products on normal credit terms to customers in a variety of industries located primarily throughout the United States and Japan.  The Company operates plants in Atchison, Kansas, and Lawrenceburg and Greendale, Indiana, and formerly operated a plant in Pekin, Illinois, which the Company temporarily closed during fiscal 2009.  During the second quarter of fiscal 2010, through a series of transactions, the Company formed a new 50 percent joint venture by contributing its former Pekin, Illinois plant to a newly formed company, Illinois Corn Processing, LLC (“ICP”), and then selling a 50 percent interest in ICP.  The Company purchases food grade alcohol products manufactured by ICP.  The Company produces textured wheat proteins through a toll manufacturing arrangement at a facility in Kansas City, Kansas, which it operated prior to its sale in August 2009, and operates a facility in Onaga, Kansas for the production of plant-based biopolymers and wood composites.  During December 2011, through its wholly owned subsidiary MGPII, the Company acquired the beverage alcohol distillery assets (“Distillery Business”) of Lawrenceburg Distillers Indiana, LLC (“LDI”).

Fiscal Year End Change.  On August 25, 2011, the Company elected to change its fiscal year end from June 30 to December 31.    Following the transition period ended December 31, 2011, the Company will file annual reports for the twelve month period ended December 31 of each year beginning with the twelve month period ended December 31, 2012.

As a result of this change, the consolidated financial statements include the Company’s financial results for the six month period of July 1, 2011 to December 31, 2011.  The unaudited comparative information for the six months ended December 31, 2010 is included in Note 20. Transition Period Comparative Data.  The fiscal years ended June 30, 2011, 2010 and 2009 each reflect 12-month results.

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

Principles of Consolidation.  The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Restricted Cash.  The Company segregates certain interest bearing cash accounts in accordance with commodity exchange requirements.  Restricted cash consists of interest bearing clearing accounts on deposit with and pledged to the Company’s broker for exchange-traded commodity instruments, as further described in Note 15.Derivative Instruments and Fair Value Measurements.

Receivables.  Receivables are stated at the amounts billed to customers.  The Company provides an allowance for estimated doubtful accounts.  This allowance is based upon a review of outstanding receivables, historical collection information and an evaluation of existing economic conditions impacting the Company’s customers.  Accounts receivable are ordinarily due 30 days after the issuance of the invoice.  Receivables are considered delinquent after 30 days past the due date.  These delinquent receivables are monitored and are charged to the allowance for doubtful accounts based upon an evaluation of individual circumstances of the customer.  Account balances are written off after collection efforts have been made and potential recovery is considered remote.

Inventory.  Inventory includes finished goods, raw materials in the form of agricultural commodities used in the production process and certain maintenance and repair items.  Inventories are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.

Derivative Instruments.  The Company applies the provisions of Accounting Standards Codification (“ASC”) 815 – Derivatives and Hedging.  The Company uses derivative financial instruments primarily to offset exposure to market risk in commodity prices, primarily for corn and, in the transition period, ethanol, which are key components in the Company’s operations.  The Company recognizes all derivatives as either assets or liabilities at their fair values.  Accounting for changes in the fair value of a derivative depends on whether the derivative has been designated as a cash flow hedge and the effectiveness of the hedging relationship.  Derivatives qualify for treatment as cash flow hedges for accounting purposes when there is a high correlation between the change in fair value of the hedging instrument (“derivative”) and the related change in value of the underlying commitment (“hedged item”).  For derivatives that qualify as cash flow hedges for accounting purposes, except for ineffectiveness, the change in fair value has no net impact on earnings, to the extent the derivative is considered effective, until the hedged item or transaction affects earnings.  For derivatives that are not designated as hedging instruments for accounting purposes, or for the ineffective portion of a hedging instrument, the change in fair value affects current period net earnings.  While management believes that each of these instruments are primarily entered into to effectively manage various market risks, none of the open derivative contracts entered into prior to July 1, 2011 were designated and accounted for as cash flow accounting hedges.

Effective July 1, 2011, management elected to restart hedge accounting for qualifying derivative contracts entered into on or after July 1, 2011.  On the date a derivative contract is entered into, the Company is required to designate the derivative as a hedge of variable cash flows to be paid with respect to certain forecasted cash purchases of commodities used in the manufacturing process (“a cash-flow hedge”).  This accounting requires linking all derivatives that are designated as cash-flow hedges to specific firm commitments or forecasted transactions.  For cash flow hedging relationships entered into on and after July 1, 2011, to qualify for cash flow hedge accounting, the Company formally documents the hedging relationship and its risk management objective and strategy for undertaking the hedge transactions, the hedging instrument, the hedged item, the nature of the risk hedged, the hedging instrument’s effectiveness in offsetting the hedged risk, and a description of the method utilized to measure ineffectiveness.  The Company must also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the expected cash flows of hedged items.  Changes in fair value of contracts that qualify as cash-flow hedges that are highly effective are marked to fair value as derivative assets or derivative liabilities with the offset recorded to accumulated other comprehensive income (loss) (“AOCI”).  Gains and losses on commodity hedging contracts are reclassified from AOCI to current earnings when the finished goods produced using the hedged item are sold.  The maximum term over which the Company hedges exposures to the variability of cash flows for commodity price risk is generally 12 months; however, the Company may choose to hedge qualifying exposures in excess of 12 months should market conditions warrant.  The ineffective portion of the change in fair value of a derivative instrument that qualifies as a cash-flow hedge is reported in current period earnings.

The Company discontinues cash flow hedge accounting for a particular derivative instrument prospectively when (i) it  determines that the derivative is no longer considered to be highly effective in offsetting changes in the expected cash flows of the hedged item; (ii) the derivative is sold, terminated or exercised; (iii) it de-designates  the derivative as a hedging instrument because it is unlikely that a forecasted transaction will occur; or (iv) it determines that designation of the derivative as a hedging instrument is no longer appropriate. When cash flow hedge accounting is discontinued, the Company continues to carry the derivative on the Consolidated Balance Sheet at its fair value, and gains and losses that were included in AOCI are deferred until the original hedged item affects earnings.  However, if the original hedged transaction is no longer probable of occurring, the related gains and losses incurred as of discontinuation are recognized in current period earnings.

Assets Held for Sale.  The Company records assets held for sale at the lower of the carrying value or estimated fair value less costs to sell. In determining the fair value of the assets less cost to sell, the Company considers factors including current appraisals and any recent legitimate offers. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell. Depreciation is discontinued when assets are classified as held for sale.

Properties, Depreciation and Amortization.  Property and equipment are typically stated at cost.  See Note 21. Business Combination for property and equipment purchased in connection with the Company’s acquisition of LDI’s Distillery Business.  Additions, including those that increase the life or utility of an asset, are capitalized and all properties are depreciated over their estimated remaining useful lives.  Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Buildings and improvements	20 – 40 years
Transportation equipment	5 – 6 years
Machinery and equipment	10 – 12 years

Maintenance costs are expensed as incurred. The cost of property and equipment sold, retired or otherwise disposed of as well as related accumulated depreciation and amortization is eliminated from the property accounts with related gains and losses reflected in the Consolidated Statements of Operations.  The Company capitalizes interest costs associated with significant construction in progress, based on the weighted-average rates paid for long-term borrowing.  Total interest incurred for the six month transition period ended December 31, 2011 and for the years ended June 30, 2011, 2010 and 2009 is noted below:

	Six Months Ended December 31, 2011	Year Ended June 30,
Periods ended,		2011	2010	2009
Interest costs charged to expense	$330	$358	$1,757	$2,901
Plus: Interest cost capitalized	62	160	13	91
Total	$392	$518	$1,770	$2,992

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

Earnings (loss) per Share.  Basic earnings per share data is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding for the year.  Dilutive earnings per share are determined by including the dilutive effect of all potential common shares outstanding during the year.

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

Deferred Credit.  During the fourth quarter of fiscal 2001, the United States Department of Agriculture developed a grant program for the gluten industry in place of a two-year extension of a wheat gluten import quota that took effect on June 1, 1998. Over the life of the program, which was administered by the Commodity Credit Corporation (“CCC”) and which ended on May 31, 2003, the Company was eligible to receive nearly $26,000 of the program total of $40,000. For the first year of the program, approximately $17,300 was allocated to the Company, with the remaining $8,300 allocated in July 2002. The funds were required to be used for research, marketing, promotional and capital costs related to value-added gluten and starch products. Funds allocated on the basis of current operating costs were recognized in income as those costs were incurred. Funds allocated based on capital expenditures are being recognized in income as the capital projects are depreciated.  As of December 31, 2011, June 30, 2011 and June 30, 2010, deferred credit related to the USDA Grant was $4,195, $4,498 and $5,379, respectively.

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

Revenue Recognition.  Revenue from the sale of the Company’s products is recognized as products are delivered to customers according to shipping terms and when title and risk of loss have transferred.  Income from various government incentive grant programs is recognized as it is earned.  Sales include customer paid freight costs billed to customers of $6,528 for the six month transition period ended December 31, 2011 and $12,540, $11,772 and $15,836 for the years ended June 30, 2011, 2010 and 2009, respectively.

Excise Taxes.  Certain sales of the Company are subject to excise taxes, which the Company collects from customers and remits to governmental authorities.  The Company records the collection of excise taxes on distilled products sold to customers as accrued expenses.  No revenue or expense is recognized in the consolidated statements of operations related to customer-paid excise taxes.

Advertising.  Advertising costs are expensed as incurred.  These costs totaled $146 for the six month transition period ended December 31, 2011 and $187, $126 and $224 for the years ended June 30, 2011, 2010 and 2009, respectively.

Research and Development.  Research and development costs are expensed as incurred.  These costs totaled $954 for the six month transition period ended December 31, 2011 and $1,431, $918 and $1,416 for the years ended June 30, 2011, 2010 and 2009, respectively.

Long-Lived Assets and Loss on Impairment of Assets.  Management reviews long-lived assets, mainly property and equipment assets, whenever events or circumstances indicate that usage may be limited and carrying values may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are determined to be impaired, the impairment is measured by the amount by which the asset carrying value exceeds the estimated fair value of the assets.  Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.  See Note 9. Restructuring Costs and Loss on Impairment of Assets for further discussion.

Fair Value of Financial Instruments.  The Company measures financial instruments in accordance with FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), for financial assets and liabilities measured on a recurring basis. ASC 820 defines the fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company determines the fair values of its financial instruments based on the fair value hierarchy established in ASC 820, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy is broken down into three levels based upon the observability of inputs. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability. The Company has derivative financial instruments, which are subject to fair value measurements as further discussed in Note 15. Derivative Instruments and Fair Value Measurements.

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

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $8,647, $9,550 and $2,755 at December 31, 2011, June 30, 2011 and June 30, 2010, respectively. The financial statement carrying value was $8,522, $9,407 and $2,771 at December 31, 2011, June 30, 2011 and June 30, 2010, respectively.

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

Other Post-retirement Benefit Plan. The Company accounts for its post–retirement benefit plan in accordance with ASC Topic 715, which requires the Company to recognize in its statement of financial position either an asset or a liability for a postretirement plan’s funded status.  The Company’s liability is included in Accrued Retirement Health and Life Insurance Benefits on the Consolidated Balance Sheets.

The Company measures the obligation for other post-retirement benefits using actuarial techniques that reflect management’s assumptions for discount rate, salary increases, expected retirement, mortality, employee turnover and future increases in healthcare costs. Assumptions regarding employee and retiree life expectancy are based upon the RP 2000 Combined Mortality Table. The discount rate is determined based on the rates of return on long-term, high-quality fixed income investments using the Citigroup Pension Liability Index as of the measurement date.

Business Combination.  The Company applies the acquisition method of accounting for business acquisitions in accordance with FASB ASC Topic 805, Business Combinations.  The Company allocates the purchase prices of business acquisitions based on the fair value of the identifiable tangible and intangible assets.   The difference between the total cost of the acquisition and the sum of the fair values of the acquired tangible and identifiable intangible assets less liabilities is recorded as goodwill or bargain purchase gain as circumstances require.  Transaction costs are expensed as incurred.

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

Change in Presentation to Prior Consolidated Financial Statements.    Commencing July 1, 2011, the Company started accounting for certain qualifying financial instruments as cash flow hedges for accounting purposes. In connection with this, management decided to change where it records the change in fair value of derivative instruments on the balance sheet.  Historically the change in fair value of derivative instruments had been classified with inventory.  The Company decided to present derivative assets and liabilities account captions on the face of the balance sheet and cease classifying the change in fair value of derivative instruments as inventory.  Prior periods have been reclassified to conform to the current presentation.  Net income and operating cash flows were not impacted by this balance sheet reclassification.

NOTE 2:	OTHER BALANCE SHEET CAPTIONS

Inventory.  Inventory consists of the following:

	December 31, 2011	June 30, 2011	June 30, 2010

Finished goods	$15,728	$8,407	$7,528
Barreled whiskey and bourbon	2,473	-	-
Raw materials	5,352	2,248	1,743
Work in process	3,529	1,626	535
Maintenance materials	3,468	3,120	2,944
Other	532	1,678	1,760
Total	$31,082	$17,079	$14,510

Property and equipment.  Property and equipment consist of the following:

	December 31, 2011	June 30, 2011	June 30, 2010

Land, buildings and improvements	$40,073	$29,962	$31,397
Transportation equipment	2,087	2,074	2,095
Machinery and equipment	141,195	117,346	129,141
Construction in progress	2,030	15,983	2,966
Property and equipment, at cost	185,385	165,365	165,599
Less accumulated depreciation and Amortization	(108,306)	(102,115)	(107,994)
Property and equipment, net	$77,079	$63,250	$57,605

Property and equipment includes construction in progress assets under a capital lease of $0, $7,335 and $0 at December 31, 2011, June 30, 2011 and June 30, 2010, respectively.

Property and equipment includes machinery and equipment assets under capital leases totaling $8,376, $1,040 and $1,040 at December 31, 2011, June 30, 2011 and June 30, 2010, respectively.  Accumulated depreciation for these assets totaled $1,540, $943 and $798 at December 31, 2011, June 30, 2011 and June 30, 2010, respectively.

Accrued expenses.  Accrued expenses consist of the following:

	December 31, 2011	June 30, 2011	June 30, 2010

Employee benefit plans (Note 8)	$421	$920	$1,179
Salaries and wages	1,334	1,065	3,997
Restructuring charges	1,097	873	445
Property taxes	426	338	503
Other accrued expenses	745	1,203	1,386
Total	$4,023	$4,399	$7,510

NOTE 3:                       INVESTMENT IN JOINT VENTURES

As of December 31, 2011, the Company’s investments accounted for on the equity method of accounting consist of the following: (1) 50 percent interest in Illinois Corn Processing, LLC (“ICP”), which operates a distillery, and (2) 50 percent interest in D.M. Ingredients, GmbH, (“DMI”), which produces certain specialty starch and protein ingredients.

On February 1, 2012, Illinois Corn Processing Holdings (“ICP Holdings”), an affiliate of SEACOR Energy, Inc., exercised its option to purchase an additional 20 percent of the membership interest in ICP.  The sales price was $9,103 and was determined in accordance with the LLC Interest Purchase Agreement.  Following its exercise, ICP Holdings owns 70 percent of ICP, is entitled to name 4 of ICP’s 6 advisory board members, and generally has control of ICP’s day to day operations.  Processing owns 30 percent of ICP and is entitled to name 2 of ICP’s 6 advisory board members.   See Note 22. Subsequent Events for further discussion.

Formation of ICP Joint Venture

Processing completed a series of related transactions on November 20, 2009 pursuant to which Processing contributed its Pekin plant and certain maintenance and repair materials to a newly-formed company, ICP, and then sold 50 percent of the membership interest in ICP to ICP Holdings for proceeds of $15,000, less closing costs of $1,049.  ICP reactivated distillery operations at the Pekin facility during the third quarter of fiscal 2010.  Processing purchases food grade alcohol products manufactured by ICP, and SEACOR Energy Inc. purchases fuel grade alcohol products manufactured by ICP.

In connection with these transactions, Processing entered into various agreements with ICP and ICP Holdings, including a Contribution Agreement, an LLC Interest Purchase Agreement, a Limited Liability Company Agreement and a Marketing Agreement. The discussion below details the contractual terms in place as of December 31, 2011 as well as changes that were made in connection with ICP Holdings’ option exercise.

•
Pursuant to the Contribution Agreement, Processing contributed the Pekin plant to ICP at an agreed value of $30,000, consisting of land and fixed assets valued at $29,063 and materials and supply inventory valued at $937.

•
Under the LLC Interest Purchase Agreement, Processing sold ICP Holdings 50 percent of the membership interest in ICP for a purchase price of $15,000.  This agreement gave ICP Holdings the option to purchase up to an additional 20 percent of the membership interest in ICP at any time between the second and fifth anniversary of the closing date for a price determined in accordance with the agreement.  As discussed above, on February 1, 2012, ICP Holdings exercised its option and purchased an additional 20 percent of ICP.

•
Pursuant to the Limited Liability Company Agreement, each joint venture party initially had 50 percent of the voting and equity interests in ICP.  Control of day to day operations generally is retained by the members, acting by a majority in interest.  Following its exercise of its option referred to above, ICP Holdings owns 70% of ICP and generally is entitled to control its day to day operations. However, if SEACOR Energy were to default under its marketing agreement, referred to below, Processing could assume sole control of ICP's daily operations until the default is cured.

The Limited Liability Company Agreement also provides for the creation of an advisory board consisting of three advisors appointed by Processing and three advisors appointed by ICP Holdings. As a result of its option exercise subsequent to December 31, 2011, this board now consists of two advisors appointed by Processing and four advisors appointed by ICP Holdings.  All actions of the advisory board require majority approval of the entire board, except that any transaction between ICP and ICP Holdings or its affiliates must be approved by the advisors appointed by Processing.

The Limited Liability Company Agreement generally provides for distributions to members to the extent of net cash flow, as defined, to provide for taxes attributable to allocations to them of tax items from ICP.  Any distributions of net cash flow in excess of taxes may be distributed at such time as the Board of Advisors determines; however, ICP’s loan agreements restrict cash dividends except for tax distributions.

The Limited Liability Company Agreement gives either member certain rights to shut down the plant if it operates at a loss.  Such rights are conditional in certain instances but absolute if EBITDA losses aggregate $1,500 over any three consecutive quarters or if ICP's net working capital is less than $2,500.  ICP Holdings also has the right to shut down the plant if ICP is in default under its loan agreement for failure to pay principal or interest for two months.  For the three consecutive quarters ending both September 30, 2011 and June 30, 2011, ICP experienced an EBITDA loss in excess of the $1,500 aggregate loss threshold amount permitted over any three consecutive quarters, however both partners have agreed to waive rights related to EBITDA losses through September 30, 2011.

The Limited Liability Company Agreement contains various buy/sell provisions and restrictions on transfer of membership interests. These include buy/sell provisions relating to a member's entire interest that may be exercised by any member at any time.

•
Under the Marketing Agreement, ICP manufactures and supplies food-grade and industrial-use alcohol products for Processing and Processing purchases, markets and sells such products for a marketing fee.  The Marketing Agreement provides that Processing will share margin realized from the sale of the products under the agreement with ICP.

The Marketing Agreement has an initial term of one year but automatically renews for one year terms thereafter, subject to specified exceptions, including the following:  (i) there is an uncured breach by one of the parties, (ii) Processing gives timely notice of termination, (iii) Processing or an affiliate ceases to be a member of the joint venture, or (iv) the parties are unable to mutually agree to modifications to the Marketing Agreement that are proposed in good faith by one of the parties as necessary or desirable to further the purposes of the parties' respective expectations of economic benefits to be derived under the Marketing Agreement and their interests in ICP.  For six months following expiration or termination of the Marketing Agreement, ICP will provide Processing with reasonable assistance to transition production of the products it makes for the Company to another producer that Processing designates.   SEACOR Energy Inc. has entered into a similar agreement with ICP with respect to the marketing of fuel grade alcohol.

An affiliate (sister company) of SEACOR Energy, Inc. has provided funding to ICP through two loans secured by all of the assets of ICP, including the Pekin Plant. Among other matters, losses or working capital deficiencies that would entitle a member of ICP to shut down the plant are events of default under these loan agreements which, upon any requisite notice and/or lapse of time, would entitle the lender to exercise its remedies, including foreclosing on ICP’s assets and, in the case of the working capital deficiency or successive losses, enforcing the plant closure provisions in the Limited Liability Company Agreement referred to above.  The loans are non-recourse to Processing.  During the transition period ended December 31, 2011, ICP experienced an EBITDA loss in excess of the $500 threshold amount in the quarter ended September 30, 2011.  During fiscal year 2011, ICP experienced EBITDA losses in excess of the $500 threshold amount in the quarters ended December 31, 2010 and June 30, 2011.  An affiliate of SEACOR Energy, Inc. permanently waived rights for covenant violations related to these EBITDA losses through September 30, 2011.

The LLC Agreement permits Processing to pledge its interest in ICP to secure the Company’s obligations under its credit facility with Wells Fargo Bank, National Association, and Processing has done so.

The Contribution Agreement and the LLC Interest Purchase Agreement require Processing to indemnify ICP and ICP Holdings from and against any damages or liabilities arising from a breach of the Company’s representations and warranties in the Contribution Agreement and the LLC Interest Purchase Agreement and also with respect to certain environmental damages or liabilities related to the recommencement of production at the Pekin plant or to operations at the Pekin plant prior to the closing.  The amount of damages, with the exception of taxes and environmental matters, is limited to a maximum of $30,000.

The Company recognized a pre-tax charge of $2,294 related to the completion of these transactions that has been included in the Company’s Consolidated Statements of Operations as Loss on joint venture formation for the year ended June 30, 2010.  The charge consists of $1,245 to adjust the book value of the Pekin plant balance sheet assets contributed to the joint venture to the implied value and $1,049 for professional fees associated with the transaction.

The Company does not have the power to direct or control the activities of ICP that most significantly determine the economic performance of this investment.  These responsibilities have historically been shared equally with the Company’s joint venture partner. In addition, Management has determined that the Company does not have the power to direct the activities of ICP that most significantly impact ICP’s economic performance and accordingly the Company should not consolidate ICP.  The significant judgments and assumptions made by Management in reaching this conclusion include consideration of 1) the economics to the Company and SEACOR Energy, Inc. related to the marketing agreements, 2) the buy-out provisions by Processing and SEACOR Energy, Inc. and 3) the financing provided by SEACOR Energy, Inc.’s affiliate.  The Company has not provided other financial explicit or implicit support to ICP during the six month transition period ended December 31, 2011 and does not intend to provide financial or other support at this time, other than as discussed below.

On January 29, 2010, ICP acquired the steam facility that services the Pekin plant for $5,000, of which approximately $2,000 remains payable at December 31, 2011.  On January 19, 2012, $1,000 was paid, equally by the Company and SEACOR Energy Inc., leaving $1,000 payable.  The Company’s portion of the remaining commitment plus the Company’s investment balance is the maximum exposure to losses.  A reconciliation from the Company’s investment in ICP to the entity’s maximum exposure to loss is as follows:

	December 31, 2011	June 30, 2011	June 30, 2010
Company’s investment balance in ICP	$11,777	$12,233	$13,974
Plus:
Funding commitment for capital improvements	1,000	1,000	1,500
The Company’s maximum exposure to loss related to ICP	$12,777	$13,233	$15,474

Related Party Transactions

See Note 17. Related Party Transactions for discussion related to related party transactions with ICP.

Summary Financial Information

Condensed financial information of the Company’s non-consolidated equity method investment in ICP is shown below.  Fiscal 2010 operating results include ICP’s results for the period from inception (November 21, 2009) to June 30, 2010.

	Six Months Ended December 31, 2011	Year Ended June 30, 2011	Inception to June 30, 2010
ICP’s Operating results:
Net sales (a)	$131,181	$193,825	$36,092
Cost of sales and expenses (b)	(132,421)	(196,964)	(40,144)
Net loss	$(1,240)	$(3,139)	$(4,052)

	December 31, 2011	June 30, 2011	June 30, 2010
ICP’s Balance Sheet:
Current assets	$30,483	$30,729	$20,567
Noncurrent assets	24,769	27,474	30,898
Total assets	$55,252	$58,203	$51,465

Current liabilities	$12,769	$7,105	$12,729
Noncurrent liabilities	18,929	25,602	10,788
Equity	23,554	25,496	27,948
Total liabilities and equity	$55,252	$58,203	$51,465

(a)
Includes related party sales of $40,159 for the six month transition period ended December 31, 2011, $57,482 for the year ended June 30, 2011 and $17,342 for the period from inception to June 30, 2010, respectively.

(b)
Includes depreciation and amortization of $2,709 for the six month transition period ended December 31, 2011, $5,103 for the year ended June 30, 2011 and $2,958 for the period from inception to June 30, 2010.

The Company’s equity in earnings (loss) of joint ventures is as follows:

	Six Months Ended December 31, 2011	Year Ended June 30,
		2011	2010	2009

ICP (50% interest)	$(620)	$(1,570)	$(2,026)	$	n/a
DMI (50% interest)	69	30	(147)		(114)
	$(551)	$(1,540)	$(2,173)		$(114)

The Company’s investment in the non-consolidated subsidiary is as follows:

	December 31, 2011	June 30, 2011	June 30, 2010

ICP (50% interest)	$11,777	$12,233	$13,974
DMI (50% interest)	370	342	292
	$12,147	$12,575	$14,266

NOTE 4:                      CORPORATE BORROWINGS AND CAPITAL LEASE OBLIGATIONS

Indebtedness Outstanding.  Debt consists of the following:

	December 31	June 30
	2011	2011	2010

Credit Agreement	$21,142	$4,658	$-
Secured Promissory Note, 6.47% (variable interest rate), due monthly to July, 2016.	1,374	1,516	1,783
Water Cooling System Capital Lease Obligation, 2.61%, due monthly to May, 2017	6,754	7,335	-
Other Capital Lease Obligations, 0.61%, due monthly to October, 2013.	394	556	988

Total	29,664	14,065	2,771

Less credit agreement	(21,142)	(4,658)	-
Less current maturities of long term debt	(1,670)	(1,705)	(689)

Long-term debt	$6,852	$7,702	$2,082

Credit Agreement.  On July 21, 2009, the Company entered a new revolving Credit and Security Agreement with Wells Fargo Bank, National Association.  The Credit and Security Agreement has been amended by consents dated August 19, 2009, December 21, 2009, December 31, 2009 and February 2, 2010 as well as by a First Amendment (“First Amendment”) dated June 30, 2010, a Second Amendment (“Second Amendment”) dated January 20, 2011 and a Third Amendment (“Third Amendment”) dated October 20, 2011 (as so amended, the “Credit Agreement”).  The Credit Agreement, which matures in October 2014, generally provides for a Maximum Line of Credit of $45,000, subject to borrowing base limitations. The face amount of any outstanding letters of credit reduces the availability under the Credit Agreement on a dollar-for-dollar basis.  As of December 31, 2011, after giving effect to the Third Amendment, outstanding borrowings under this facility were $21,142, leaving $23,358 available for additional borrowings after giving effect to outstanding letters of credit.  Borrowings under the Credit Agreement bear interest, payable monthly, at a variable rate equal to Daily One Month LIBOR plus an applicable margin ranging from 1.50% to 2.00%, based on the Balance Sheet Leverage Ratio.  During a default period, the interest rate may be increased to a variable rate equal to the Daily One Month LIBOR plus 6 percent at the lender’s discretion. The Credit Agreement provides for an unused line fee of 0.25 percent per annum and origination fees, letter of credit fees and other administrative fees.  The Credit Agreement is secured by a security interest in substantially all of the Company’s personal property and by mortgages or leasehold mortgages on our facilities in Atchison and Onaga. The Credit Agreement also includes provisions that limit or restrict our ability to:

•	incur additional indebtedness;
•	pay cash dividends to stockholders in excess of $2,000 during any fiscal year or re-purchase Company stock;
•	make investments that exceed $15,000 or acquisitions that exceed $5,000 (other than the acquisition of LDI) in the aggregate;
•	dispose of assets;
•	create liens on our assets;
•	incur operating lease expense in excess of $4,000 in any fiscal year;
•	pledge the fixed and real property assets of LDI’s Distillery Business;
•	merge or consolidate; or
•	increase certain salaries and bonuses.

MGPII has guaranteed the Company’s debt under the credit facility and has entered a security agreement granting a security agreement in substantially all of its personal property to secure its obligations to the bank.

Under the Credit Agreement, the Company must report adjusted net income each period.  Adjusted net income as defined must not be less than one dollar ($1.00) as of each quarter end for the 12 month period then ending.  The Credit Agreement defines adjusted net income as net income from continuing operations (which is inclusive of the bargain purchase gain and related tax effects), including extraordinary losses and excluding extraordinary gains, adjusted for unrealized gains and losses from hedging activities, non cash income or losses from equity method investments and gains or losses from the sale or disposition of assets.   The Company’s results for  periods ending December 31, 2011 included material unrealized losses from hedging activities, material non–cash losses from equity method investments, a material non-cash bargain purchase gain and a significant income tax benefit.  Adjusted net income exceeded the $1.00 requirement, and the Company was in compliance with this covenant at December 31, 2011.

Also under the Credit Agreement, the Company must hedge the input costs of 100 percent of all contracted sales of inventory and not less than 40 percent of the input costs of inventory which will be sold on the spot market, and must meet the following ratios.

Fixed Charge Coverage Ratio of not less than 2.00 to 1.00 (measured at each quarter end for the 12-months then ended), calculated as follows:

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
	(ii)	plus capitalized lease payments and interest expense

Balance Sheet Leverage Ratio (meaning total liabilities divided by tangible net worth) not to exceed 1.75 to 1.00 (measured as of each quarter end)

The lender has significant lending discretion under the Credit Agreement; it may modify the Company’s borrowing base and various components thereof in its reasonable discretion, thereby affecting the amount of credit available to the Company.  The lender may terminate or accelerate our obligations under the Credit Agreement upon the occurrence of various events in addition to payment defaults and other breaches, including such matters as over advances arising from reductions in the borrowing base, certain changes in the Board, failure to pay taxes when due, defaults under other material debt, lease or other contracts and the Company's CEO ceasing to be actively engaged in our day to day business activities if the Company fails to hire a successor acceptable to the lender within 90 days. For the 12-month period ended December 31, 2011, the Company was not in compliance with its minimum fixed charge coverage ratio of not less than 2.00 to 1.00.  The Company obtained a waiver from its primary lender for this default.  The Company also obtained a waiver from its primary lender for noncompliance related to an administrative matter that requires submission of specified information to the lender within 120 days of year end for the fiscal years ending June 30, 2011 and 2010.

Subsequent to year end, the Credit Agreement was amended by an Assignment and Assumption of Note and Credit Agreement and Fourth Amendment to the Credit Agreement (“Fourth Amendment”) dated January 3, 2012.  The Fourth Amendment modifies Registrant’s existing revolving credit facility under the Credit Agreement in several material respects, as follows:

•	Registrant assumes Processing’s obligations and indebtedness under the Credit Agreement;
•	Processing releases and discharges Wells Fargo from any and all claims related to the Credit Agreement;
•
The Fourth Amendment provides that Registrant and its more than 50%-held subsidiaries (the “Subsidiaries”), which includes Processing, are deemed to be one consolidated entity and, thus, Registrant and the Subsidiaries are generally subject to the representations and warranties and the covenants in the Credit Agreement as a single, consolidated entity.

On January 3, 2012, Processing also executed a Continuing Guaranty, whereby it agreed to guarantee the obligations of Registrant under the Credit Agreement.  Further, on January 3, 2012, Processing executed a Third Party Security Agreement which gives Wells Fargo a security interest in Processing’s assets as security for its obligations under the Continuing Guaranty.

6.47% (variable interest rate) Secured Promissory Note, due monthly to July 2016.  On July 20, 2009, Union State Bank – Bank of Atchison (“Bank of Atchison”), which previously had loaned the Company $1,500, agreed to loan Processing an additional $2,000.  The note for this loan is secured by a mortgage and security interest on the Company’s Atchison plant and equipment.  The note bears interest at 6.00% over the three year treasury index, adjustable quarterly, and is payable in 84 monthly installments of $32, with any balance due on the final installment. See Note 17. Related Party Transactions for further discussion on this related party transaction.

Leases

 Capital Lease Obligations.  Our capital lease obligations consist of a water cooling system capital lease obligation and other capital lease obligations as described below:

Water Cooling System Capital Lease Obligation.   On June 28, 2011, Processing sold a major portion of the new process water cooling towers and related equipment being installed at its Atchison facility to U.S. Bancorp Equipment Finance, Inc. for $7,335 and leased them from U.S. Bancorp pursuant to a Master Lease Agreement and related Schedule.  Monthly rentals under the lease are $110 (plus applicable sales/use taxes, if any) and continue for 72 months with a rate of 2.61%.  Processing may purchase the leased property after 60 months for approximately $1,328 and at the end of the term for fair market value.  Given this continuing involvement, the Company treated this as a financing transaction.  The lessor may, at its option, extend the lease for specified periods after the end of the term if Processing fails to exercise its purchase option.  Under the terms of the Master Lease, Processing is responsible for property taxes and assumes responsibility for insuring and all risk of loss or damage to the property.

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

Lenders having liens on the Atchison facility, including its revolving credit lender, Wells Fargo Bank, National Association, entered into mortgagee's waivers with respect to the leased property.  As described in Note 2. Other Balance Sheet Captions, this equipment is included in property, plant and equipment.

Other Capital Lease Obligations.  These were entered in connection with implementation of numerous information technology initiatives and other equipment purchases which have been funded under various capital lease agreements with rates ranging from 0.61% to 7.91%, certain of which expired during the six month transition period ended December 31, 2011.  One capital lease remains outstanding at December 31, 2011, which has a final maturity of October 2013.  This lease is unsecured.  The assets are included in Property and Equipment on the accompanying Consolidated Balance Sheets.

4.90% Industrial Revenue Bond Obligation.  On December 28, 2006, Processing engaged in an industrial revenue bond transaction with the City of Atchison, Kansas pursuant to which the City (i) under a trust indenture, (“the Indenture“), issued $7,000 principal amount of its industrial revenue bonds (“the Bonds”) to Processing and used the proceeds thereof to acquire from the Company its newly constructed office building and technical innovations center in Atchison, Kansas, (“the Facilities”) and (ii) leased the Facilities back to Processing under a capital lease (“the Lease”).  The assets related to this transaction are included in property and equipment.

The bonds mature on December 1, 2016 and bear interest, payable annually on December 1 of each year commencing December, 2007 at the rate of 4.90% per annum.  Basic rent under the lease is payable annually on December 1 in an amount sufficient to pay principal and interest on the bonds.  The Indenture and Lease contain certain provisions, covenants and restrictions customary for this type of transaction.  In connection with the transaction, Processing agreed to pay the city an administrative fee of $50 payable over 10 years.

The purpose of the transaction was to facilitate certain property tax abatement opportunities available related to the newly constructed facilities.  The facilities acquired with bond proceeds will receive property tax abatements which terminate upon maturity of the Bonds on December 1, 2016.  The issuance of the Bonds was integral to the tax abatement process.  Financing for the Facilities was provided internally from Processing’s operating cash flow.  Accordingly, upon consummation of the transaction and issuance of the Bonds, Processing acquired all bonds issued for $7,000, excluding transaction fees.  As a result, Processing owns all of the outstanding Bonds.  Because Processing owns all outstanding bonds, management considers the debt de-facto cancelled and, accordingly, no amount for these Bonds is reflected as debt outstanding on the Consolidated Balance Sheets as of December 31, 2011, June 30, 2011 or June 30, 2010.

Leases and Debt Maturities.  Processing leases railcars and other assets under various operating leases.  For railcar leases, the Company is generally required to pay all service costs associated with the railcars.  Rental payments include minimum rentals plus contingent amounts based on mileage.  Rental expenses under operating leases with terms longer than one month were $1,255 for the six month transition period ended December 31, 2011 and $2,128, $2,940 and $3,431 for the years ended June 30, 2011, 2010 and 2009, respectively.  Minimum annual payments and present values thereof under existing debt maturities, capital leases and minimum annual rental commitments under non-cancelable operating leases are as follows:

		Capital Leases
Year Ending December 31,	Long-Term Debt	Minimum Lease Payments	Less Interest	Net Present Value	Total Debt	Operating Leases

2012	$303	$1,535	$167	$1,368	$1,671	$2,593
2013	323	1,495	135	1,360	1,683	1,756
2014	345	1,316	104	1,212	1,557	725
2015	369	1,316	72	1,244	1,613	469
2016	34	1,316	39	1,277	1,311	392
Thereafter	-	693	7	687	687	-
Total	$1,374	$7,672	$524	$7,148	$8,522	$5,935

NOTE 5:INCOME TAXES

The provision (benefit) for income taxes from continuing operations is comprised of the following:

	Six Months Ended	Year Ended June 30,
	December 31, 2011	2011	2010	2009

Current:
Federal	$-	$-	$(4,825)	$(6,800)
State	30	68	57	(133)
	$30	68	(4,768)	(6,933)

Deferred:
Federal	(6,750)	-	-	(8,815)
State	(1,586)	-	-	2,960
	(8,336)	-	-	(5,855)
Total	$(8,306)	$68	$(4,768)	$(12,788)

A reconciliation of the provision for income taxes from continuing operations at the normal statutory federal rate to the provision included in the accompanying consolidated statements of operations is shown below:

	Six Months Ended	Year Ended June 30,
Periods ended,	December 31, 2011	2011	2010	2009

“Expected” provision at federal statutory rate	$812	$(463)	$1,387	$(28,598)
State income taxes	111	(45)	156	(3,801)
State tax credits	-	-	-	(107)
Bargain purchase gain	(4,985)	-	-
Change in valuation allowance	(4,263)	204	(6,311)	19,818
Change due to state rate change	-	320	-	-
Other	19	52	-	(100)
Provision for income taxes	$(8,306)	$68	$(4,768)	$(12,788)
Effective tax rate	(358.2)%	(5.5%)	(120.1%)	15.6%

As a result of the deferred tax liabilities that were recorded on the acquired assets from the acquisition of LDI’s Distillery Business, which closed during the six month transition period ended December 31, 2011, the Company believes it is more likely than not that it will be able to utilize additional income tax benefits from its existing deferred tax assets that were previously offset by a valuation allowance.  As the resulting valuation allowance release of $4,263 relates to the Company's existing deferred tax assets, the release has been recorded as an income tax benefit outside of the business combination.  The Company continues to maintain a full valuation allowance against its net deferred tax assets as of December 31, 2011.

The tax effects of temporary differences related to deferred income taxes shown on the consolidated balance sheets are as follows:

	December 31, 2011	June 30, 2011	June 30, 2010

Deferred income tax assets:
Post-retirement liability	$2,520	$2,595	$3,181
Deferred income	1,676	1,796	2,094
Stock based compensation	1,579	1,558	1,396
Federal operating loss carry-forwards	15,788	11,214	12,099
Capital loss carryforward	2,045	-	-
State tax credits	3,022	3,022	3,020
State operating loss carry-forwards	8,427	6,858	6,907
Other	4,833	3,947	4,271
Less: valuation allowance	(9,840)	(13,675)	(14,600)
Gross deferred income tax assets	30,050	17,315	18,368

Deferred income tax liabilities:
Fixed assets	(21,860)	(10,878)	(11,686)
Joint venture investment	(1.999)	(1,939)	(1,736)
Other	(6,191)	(4,498)	(4,946)
Gross deferred income tax liabilities	(30,050)	(17,315)	(18,368)
Net deferred income tax liability	$-	$-	$-

The Company establishes a valuation allowance against certain deferred income tax assets if management believes, based on its assessment of historical and projected operating results and other available facts and circumstances, that it is  more-likely-than-not that all or a portion of the deferred income tax assets will not be realized.  Management reassessed the need for a valuation allowance for its deferred income tax assets.  It was determined that a valuation allowance was appropriate on its net deferred income tax assets for all periods presented.

As of December 31, 2011, the Company had approximately $45,108 and $103,916 of federal and state net operating loss carry-forwards, respectively.  The federal net operating loss will expire as follows:  $28,250 will expire before the end of calendar year 2028, and $16,858 will expire before the end of calendar year 2031.  Due to varying state carry-forward periods, the state net operating losses will expire between calendar years 2012 and 2031.  The Company has a capital loss carry-forward of $5,120 as of December 31, 2011, of which $1,792 and $3,328 will expire at the end of calendar years 2015 and 2016, respectively.  The Company also has state tax credit carry-forwards of approximately $3,022.  The state tax credits will expire in varying periods through calendar year 2021.

The Company elected to change its fiscal year for income tax purposes to December 31 to conform with the change in its financial accounting year.

As of December 31, 2011, the total gross amount of unrecognized tax benefits (excluding interest and penalties) was $445, of which $29 would impact the effective tax rate, if recognized.  As of June 30, 2011, the total gross amount of unrecognized tax benefits (excluding interest and penalties) was $414, of which $29 would impact the effective tax rate, if recognized.  As of June 30, 2010, the total gross amount of unrecognized tax benefits (excluding interest and penalties) was $365, of which $29 would impact the effective rate, if recognized.  As of June 30, 2009, the total gross amount of unrecognized tax benefits (excluding interest and penalties) was $124, all of which would impact the effective rate, if recognized.

The Company has elected to treat interest and penalties related to tax liabilities as a component of income tax expense.  During the six months ended December 31, 2011, and for all years presented, the Company’s activity in accrued interest and penalties was not significant.

The following is a reconciliation of the total amount of unrecognized tax benefits (excluding interest and penalties) for the six months ended December 31, 2011 and for the fiscal years ended June 30, 2011, 2010 and 2009:

	Six Months Ended	Year Ended June 30,
	December 31, 2011	2011	2010	2009
Beginning of period balance	$414	$365	$124	$1,053

Additions for tax positions of prior years		13	228	-
Decreases for tax positions of prior years	(1)	-	-	(647)
Additions for tax positions of the current year	32	36	13	92
Settlements with taxing authorities		-	-	-
Lapse of applicable statute of limitations		-	-	(374)

End of period balance	$445	$414	$365	$124

The Company does not expect a significant change in the amount of unrecognized tax benefits in the next twelve months.

The Company’s federal returns for the fiscal years ended June 30, 2004 through June 30, 2011, and the short period ended December 31, 2011 are open to examination as a result of the 5-year net operating loss carry-back claim filed for the fiscal year ended June 30, 2009.  The amount of income taxes that the Company pays is subject to ongoing audits by federal and state taxing authorities.  The Company was under joint committee review by the IRS for its tax year ended June 30, 2009, which was completed during the fiscal year ended June 30, 2011.  The Company’s state income tax returns for the fiscal years ended June 30, 2008 through June 30, 2011 and calendar year ended December 31, 2011 remain open to examination by multiple jurisdictions.

NOTE 6:EQUITY

Capital Stock

Common Stock shareholders are entitled to elect four of the nine members of the Board of Directors, while Preferred Stock shareholders are entitled to elect the remaining five members.  Common Stock shareholders are not entitled to vote with respect to a merger, dissolution, lease, exchange or sale of substantially all of the Company’s assets, or on an amendment to the Articles of Incorporation, unless such action would increase or decrease the authorized shares or par value of the Common or Preferred Stock, or change the powers, preferences or special rights of the Common or Preferred Stock so as to affect the Common Stock shareholders adversely.  Generally, Common Stock shareholders and Preferred Stock shareholders vote as separate classes on all other matters requiring shareholder approval.  A majority of the outstanding shares of the company’s preferred stock is held by the MGP Ingredients Voting Trust.  The beneficial interests in the voting trust are held by the Cray Family Trust.  The trustees of the MGP Ingredients Voting Trust and the Cray Family Trust are members of the Cray family and management.

On January 3, 2012, Processing reorganized into a holding company structure.  In connection with this transaction, the new holding company was similarly structured in terms of number of shares of Common Stock and Preferred Stock, the articles of incorporation and officer and directors as further described in Note 22 Subsequent Events.  This reorganization did not change the designations, rights, powers or preferences relative rights to holders of our Preferred or Common Stock as described above.

Earnings (Loss) Per Share

The computations of basic and diluted earnings (loss) per share from continuing operations are as follows:

	Six Months Ended	Year Ended June 30,
	December 31, 2011	2011	2010	2009

Net income (loss) from continuing operations attributable to shareholders	$10,635	$(1,313)	$8,738	$(69,123)
Amounts allocated to participating securities (non-vested shares)	(707)	(77)	(i)	(i)
Net income (loss) from continuing operations attributable to common shareholders	$9,928	$(1,236)	$8,738	$(69,123)

Basic weighted average common shares(ii)	16,875,924	16,725,756	16,655,203	16,585,361
Additional weighted average shares attributable to:
Stock options	3,229	(iii)	8,350	(iii)
Restricted shares	(i)	(i)	418,570	(i)
Diluted weighted average common shares	16,879,153	16,725,756	17,082,123	16,585,361

Earnings (loss) per share from continuing operations attributable to common shareholders:
Basic	$0.59	$(0.07)	$0.52	$(4.17)
Diluted	$0.59	$(0.07)	$0.51	$(4.17)

(i)
The Company adopted ASC 260 10 Earnings Per Share (formerly FSP-EITF 03-6-1) – Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities effective July 1, 2009.  The impacts for the non-vested restricted shares, which constitute a separate class of stock for accounting purposes, did not have a material impact and the Company did not apply the two class method in fiscal 2010. Amounts allocated to participating securities prior to the six months ended December 31, 2011 were immaterial.

(ii)
Shares listed reflect common stock outstanding after reducing this total for participating restricted stock.  The Company had non-vested participating securities of 1,199,661, 1,088,644 and 843,870 at December 31, 2011, June 30, 2011 and June 30, 2010, respectively.

(iii)	The stock options have not been included in the earnings (loss) per share computation due to the loss experienced this year.

NOTE 7:  COMMITMENTS

The Company has a supply agreement to purchase its corn requirements for its Atchison plant through a single elevator company.  The elevator company may terminate if the Company fails to purchase the specified minimums, in which case the Company would be obligated to pay the elevator company $260 plus the costs incurred by the elevator company in contracting with a different customer for the delivery of corn purchased for the Company pursuant to previously issued Company delivery orders.  The Company has complied with its commitment under this agreement.  The agreement automatically renews each year on August 31. At December 31, 2011, the Company had commitments to purchase corn to be used in operations during the first four weeks of January 2012 totaling $4,763.

The Company has commitments to purchase approximately 2,081,000 mmbtu of natural gas at fixed prices at various dates through November 2012.  The commitment for these contracts at December 31, 2011 totaled $8,373.

The Company entered into a supply contract for flour for use in the production of protein and starch ingredients.  The initial term of the agreement, as amended, expires October 23, 2015.  The Company has commitments to purchase approximately 45,854,000 pounds of flour, which extend through December, 2012, aggregating $8,784.

The Company has budgeted capital expenditures of approximately $6,000 for the next twelve months.  As of December 31, 2011, the Company had contracts to acquire capital assets of approximately $1,133.

At December 31, 2011, the Company had $500 outstanding from a letter of credit to be used as collateral for a new customer.

NOTE 8:                      EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plan.  The Company has an employee stock ownership plan covering all eligible employees after certain eligibility requirements are met.  There were no contributions to the plan for the six month transition period ended December 31, 2011 or the years ended June 30, 2011, June 30, 2010 and June 30, 2009 and the Company intends to terminate the plan.   Prior contributions had been made in the form of cash and/or additional shares of common stock.

401(k) Plans.  The Company has established 401(k) profit sharing plans covering all employees after certain eligibility requirements are met.  Amounts charged to operations related to the plans totaled $509 for the six month transition period ended December 31, 2011 and $710, $1,061 and $389 for the years ended June 30, 2011, 2010 and June 30, 2009, respectively.

Defined Benefit Retirement Plans.  The Company sponsors two partially funded, noncontributory qualified defined benefit pension plans, which covers substantially all union employees at Atchison and former employees at the Pekin facility.  The benefits under these pension plans are based upon years of qualified credited service; however benefit accruals under the Atchison plan were frozen as of October 15, 2009 and benefit accruals under the Pekin plan were frozen as of December 10, 2009.   The Company’s funding policy is to contribute annually not less than the regulatory minimum and not more than the maximum amount deductible for income tax purposes.  Historically, the measurement and valuation date of the plans was June 30; however, in conjunction with the Company’s change in fiscal year end, the measurement date has been changed to December 31, beginning December 31, 2011.  Related to the plans, the Company accrued $0 during the six month transition period ended December 31, 2011 and $23 and $100 during fiscal 2011 and 2010, respectively. The Company expects to contribute $80 to the plans in fiscal year 2012.

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

The liability for such benefits is unfunded as it is the Company’s policy to fund benefits payable as they come due.  Consistent with the discussion above, the Company’s measurement date is now December 31.  The Company expects to contribute approximately $623, net of $31 of Medicare Part D subsidy receipts, to the plan in fiscal year 2012.

The status of the Company’s plans at December 31, 2011, June 30, 2011 and June 30, 2010, respectively, was as follows:

	Defined Benefit Retirement Plans			Post-Retirement Benefit Plan
	December 31, 2011	June 30, 2011	June 30, 2010	December 31, 2011	June 30, 2011	June 30, 2010

Change in benefit obligation:
Beginning of period	$4,024	$4,587	$3,689	$6,498	$8,170	$8,799
Service cost	-	-	138	100	224	197
Interest cost	107	238	231	151	408	482
Actuarial loss (gain)	805	(667)	556	(134)	(1,634)	715
Curtailment gain	-	-	-	-	-	(501)
Settlement gain	-	-	-	-	-	(873)
Benefits paid	(52)	(134)	(27)	(306)	(670)	(649)
Benefit obligation at end of period	$4,884	$4,024	$4,587	$6,309	$6,498	$8,170

The following table shows the change in plan assets:

	Defined Benefit Retirement Plans			Post-Retirement Benefit Plan
	December 31, 2011	June 30, 2011	June 30, 2010	December 31, 2011	June 30, 2011	June 30, 2010
Fair value of plan assets at beginning of period	$3,440	$2,823	$2,228	$-	$-	$-
Actual return on plan assets	(228)	651	216	-	-	-
Employer contributions	118	100	405	-	-	-
Benefits paid	(52)	(134)	(27)	-	-	-
Fair value of plan assets at end of period	$3,278	$3,440	$2,822	$-	$-	$-

Assumptions used to determine accumulated benefit obligations as of the year-end were:

	Defined Benefit Retirement Plans			Post-Retirement Benefit Plan
	Six Months Ended	Year Ended June 30,		Six Months Ended	Year Ended June 30,
	December 31, 2011	2011	2010	December 31, 2011	2011	2010
Discount rate	4.21%	5.42%	5.25%	3.77%	4.71%	5.11%
Average compensation increase	n/a	n/a	n/a	n/a	n/a	4.50%
Measurement date	December 31, 2011	June 30, 2011	June 30, 2010	December 31, 2011	June 30, 2011	June 30, 2010

 Assumptions used to determine net benefit cost for the six month transition period ended December 31, 2011 and the years ended June 30, 2011, 2010 and 2009 were:

	Defined Benefit Retirement Plans				Post-Retirement Benefit Plan
	Six Months Ended	Year Ended June 30,			Six Months Ended	Year Ended June 30,
	December 31, 2011	2011	2010	2009	December 31, 2011	2011	2010	2009
Expected return on assets	7.00%	7.00%	7.00%	7.00%	-	-	-	-
Discount rate	5.42%	5.25%	6.29%	6.41%	4.71%	5.11%	6.23%	6.41%
Average compensation increase	n/a	n/a	n/a	n/a	n/a	4.50%	4.50%	4.50%
Measurement date	December 31, 2011	June 30, 2011	June 30, 2010	June 30, 2009	December 31, 2011	June 30, 2011	June 30, 2010	June 30, 2009

The discount rate refers to the interest rate used to discount the estimated future benefit payments to their present value, referred to as the benefit obligation. The discount rate allows the Company to estimate what it would cost to settle the pension obligations as of the measurement date.   The Company determines the discount rate using a yield curve of high-quality fixed-income investments whose cash flows match the timing and amount of the Company’s expected benefit payments.

In determining the expected rate of return on assets, the Company considers its historical experience in the plans’ investment portfolio, historical market data and long-term historical relationships as well as a review of other objective indices including current market factors such as inflation and interest rates.
Components of net periodic benefit cost are as follows:

	Defined Benefit Retirement Plans				Post-Retirement Benefit Plan
	Six Months Ended December 31, 2011	Year Ended June 30,			Six Months Ended December 31, 2011	Year Ended June 30,
		2011	2010	2009		2011	2010	2009

Service cost	$-	$-	$138	$564	$100	$224	$197	$301
Interest cost	107	238	231	194	151	409	482	498
Expected return on assets	(118)	(197)	(169)	(175)	-	-	-	-
Amortization of unrecorded prior service cost	-	-	13	25	(9)	(17)	(24)	(37)
Curtailment loss	-	-	120	-	-	-	-	-
Other amortization	11	136	86	16	-	88	32	20
Total	$-	$177	$419	$624	$242	$704	$687	$782

Changes in plan assets and benefit obligations recognized in other comprehensive income (loss) are as follows:

	Defined Benefit Retirement Plans				Post-Retirement Benefit Plan
	Six Months Ended December 31, 2011	Year Ended June 30,			Six Months Ended December 31, 2011	Year Ended June 30,
		2011	2010	2009		2011	2010	2009

Net actuarial (loss) gain	$(1,220)	$1,121	$(509)	$(819)	$134	$1,634	$(715)	$(855)
Recognized net actuarial gain	78	136	85	16	-	88	32	20
Prior service cost recognized due to curtailment	-	-	-	-	-	-	(124)	-
Reduction in unrecognized loss due to curtailments and settlements	-	-	-	-	-	-	621	-
Amortization of prior service cost	-	-	133	25	(9)	(17)	(24)	(37)
Total accumulated other comprehensive income (loss)	$(1,142)	$1,257	$(291)	$(778)	$125	$1,705	$(210)	$(872)

Amounts recognized in the Consolidated Balance Sheets are as follows:

	Defined Benefit Retirement Plans			Post-Retirement Benefit Plan
	As of December 31, 2011	As of June 30, 2011	As of June 30, 2010	As of December 31, 2011	As of June 30, 2011	As of June 30, 2010
Accrued expenses	$-	$(24)	$(100)	$-	$-	$-
Other non-current liabilities	(1,607)	(560)	(1,665)	-	-	-
Accrued retirement benefits	-	-	-	(6,309)	(6,498)	(8,170)
Net amount recognized	$(1,607)	$(584)	$(1,765)	$(6,309)	$(6,498)	$(8,170)

The following amounts have been recognized in accumulated other comprehensive income:

	Defined Benefit Retirement Plans				Post-Retirement Benefit Plan
	As of December 30, 2011	As of June 30, 2011	As of June 30, 2010	As of June 30, 2009	As of December 31, 2011	As of June 30, 2011	As of June 30, 2010	As of June 30, 2009
Actuarial net (loss) gain	$(1,382)	$(240)	$(1,497)	$(1,073)	$(97)	$(231)	$(1,954)	$(1,891)
Net prior service cost	-	-	-	(133)	177	186	203	350
Net amount recognized	$(1,382)	$(240)	$(1,497)	$(1,206)	$80	$(45)	$(1,751)	$(1,541)

The estimated amount that will be recognized from accumulated other comprehensive income (loss) into net periodic benefit cost during the year ended December 31, 2012 is as follows:

	Defined Benefit Retirement Plans	Post-Retirement Benefit Plan
Actuarial net (loss) gain	$(112)	$-
Net prior service cost	-	17
Net amount recognized	$(112)	$17

The assumed average annual rate of increase in the per capita cost of covered benefits (health care cost trend rate) is as follows:

	Post-Retirement Benefit Plan
	Six Months Ended	Year Ended June 30,
Periods ended,	December 31, 2011	2011	2010	2009
Health care cost trend rate	8.00%	8.50%	8.50%	8.50%
Ultimate trend rate	5.00%	5.00%	5.50%	6.00%
Year rate reaches ultimate trend rate	2020	2021	2017	2020

A one percentage point increase (decrease) in the assumed health care cost trend rate would have increased (decreased) the accumulated benefit obligation by $384 ($342) at December 31, 2011, and the service and interest cost would have increased (decreased) by $20 ($18) for the six month transition period ended December 31, 2011.

As of December 31, 2011, the following expected benefit payments (net of Medicare Part D subsidiary for Post-Retirement Benefit Plan Payments), and the related expected subsidy receipts which reflect expected future service, as appropriate, are expected to be paid to plan participants:

	Defined Benefit Retirement Plan	Post-Retirement Benefit Plan
	Expected Benefit Payments	Expected Benefit Payments	Expected Subsidy Receipts
2012	$141	$623	$31
2013	170	563	31
2014	197	424	30
2015	249	401	29
2016	201	425	27
2017-2021	1,455	2,931	108
Total	$2,413	$5,367	$256

The weighted average asset allocation by asset category is as follows:

	Defined Benefit Retirement Plan
Asset Category	As of December 31, 2011	As of June 30, 2011	As of June 30, 2010	Target Allocation
Equity Securities	67%	71%	68%	62%
Debt Securities	24%	23%	29%	26%
Other	9%	6%	3%	12%
Total	100%	100%	100%	100%

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

The Company further mitigates investment risk by rebalancing between equity and debt classes to maintain allocation parameters to be within approximately +/- 10% of established targets.  This is done to handle changes in asset allocation caused by Company contributions, monthly benefit payments, and general market volatility.  The following table sets forth the Company’s defined benefit retirement plan assets as of December 31, 2011, by level within the fair value hierarchy.

	Fair Value Measurements at December 31, 2011
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$159	$-	$-	$159
Equity Securities:
Domestic equity securities	1,624	-	-	1,624
International equity securities	560	-	-	560
Fixed income securities:
Investment grade domestic bonds	626	-	-	626
International bonds	165	-	-	165
Other	144	-	-	144
Total	$3,278	$-	$-	$3,278

The following table sets forth the Company’s defined benefit retirement plan assets as of June 30, 2011, by level within the fair value hierarchy.

	Fair Value Measurements at June 30, 2011
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$17	$-	$-	$17
Equity Securities:
Domestic equity securities	1,899	-	-	1,899
International equity securities	656	-	-	656
Fixed income securities:
Investment grade domestic bonds	621	-	-	621
International bonds	170	-	-	170
Other	77	-	-	77
Total	$3,440	$-	$-	$3,440

The following table sets forth the Company’s defined benefit retirement plan assets as of June 30, 2010, by level within the fair value hierarchy.

	Fair Value Measurements at June 30, 2010
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$28	$-	$-	$28
Equity Securities:
Domestic equity securities	1,432	-	-	1,432
International equity securities	497	-	-	497
Fixed income securities:			-
Investment grade domestic bonds	649	-	-	649
International bonds	156	-	-	156
Other	60	-	-	60
Total	$2,822	$-	$-	$2,822

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

The consolidated statement of operations for the six month transition period ended December 31, 2011 and for the years ended December 31, 2011, 2010, and 2009 reflects share-based compensation cost of $510, $1,164, $491 and $14, respectively related to these plans.

As further described in Note 22. Subsequent Events, in conjunction with reorganization of the Company into a holding company structure on January 3, 2012, the new holding company adopted all of the active shareholder-approved stock plans, which are described as follows:

1996 Plan

Under the 1996 Plan, the Company was authorized to grant incentives for up to 1,200,000 shares of the Company’s common stock to key employees.  The term of each award was determined by the committee of the Board of Directors charged with administering the 1996 Plan.  Under the terms of the 1996 Plan, options granted could be either nonqualified or incentive stock options and the exercise price could not be less than the fair value of the Company’s common stock on the date of the grant.  On January 31, 2006, the period in which the Company could grant incentives expired and no further options may be granted.  At December 31, 2011, the Company had outstanding incentive stock options to purchase 20,000 shares under the 1996 plan, all of which were exercisable.  The options originally had ten-year terms and have exercise prices equal to fair market value on the date of grant.

2004 Plan

Under the 2004 Plan, as amended, the Company may grant incentives (including stock options and restricted stock awards) for up to 2,680,000 shares of the Company’s common stock to salaried, full time employees, including executive officers.  The term of each award generally is determined by the committee of the Board of Directors charged with administering the 2004 Plan.  Under the terms of the 2004 Plan, any options granted will be nonqualified stock options, must be exercisable within ten years and must have an exercise price which is not less than the fair value of the Company’s common stock on the date of the grant.  As of December 31, 2011, no stock options and 1,146,689 restricted stock awards (net of forfeitures) remained outstanding under the 2004 Plan.  As of December 31, 2011, 1,400,444 restricted stock awards remain available for future awards under the 2004 Plan.

Under programs approved by the Company’s Board of Directors annually in fiscal years 2004 through 2007, shares of restricted stock were awarded to senior executives and other employees under plans in which they were eligible.  These annual programs provided for the accelerated vesting of restricted stock after three fiscal years if the Company achieved certain specific operating and financial objectives over such period. If the objectives were not met, the program provided for the vesting of the restricted stock at the end of the seventh fiscal year of the restricted stock award.  Except in the case of awards granted in fiscal 2004, the Company did not achieve the specific operating and financial objectives and accordingly, the awards vest at the end of the seventh year.  Accelerated full or pro rata vesting may occur upon a change of control or if employment is terminated as a result of death, disability, retirement or termination without cause.

Under the annual restricted stock program which has been administered under the Company’s 2004 Stock Incentive Plan since fiscal 2008, amounts awarded are conditioned in part on improvements to MEP (as defined below under Annual Cash Incentive Plan). Under the program, subject to the availability of shares under the 2004 Stock Incentive Plan, restricted stock awards are made each year and generally are based on a percentage (approximately 85.7 percent) of the increase in MEP over the prior year. However, subject to the discretion of the Human Resources and Compensation Committee, the maximum grant date market value of the awards made for any year to all participants is $4,500 and the minimum grant date market value made in any year to all participants, including years in which the change in MEP is negative, is $1,500.  Shares awarded vest in 5 years and are eligible for dividends during the vesting period. Provisions for forfeiture and accelerated full and pro rata vesting generally are similar to those under the guidelines for the Company’s outstanding performance accelerated restricted stock awards.

Directors’ Option Plan

Under the Directors Option Plan, each non-employee or “outside” director of the Company received on the day after each annual meeting of stockholders an option to purchase 2,000 shares of the Company’s common stock at a price equal to the fair market value of the Company’s common stock on such date.  Options became exercisable on the 184th day following the date of grant and expired no later than ten years after the date of grant.  Subject to certain adjustments, a total of 180,000 shares were reserved for annual grants under the Plan. The Plan expired in 2006 and no further options may be granted under it. At December 31, 2011, the Company had outstanding options to purchase 22,000 shares under the Directors’ Option Plan, all of which were exercisable as of December 31, 2011.

Salaried Plan

Under the Salaried Plan, the Company was authorized to grant stock incentives for up to 600,000 shares of the Company’s common stock to full-time salaried employees.  The Salaried Plan provides that the amount, recipients, timing and terms of each award be determined by the Committee of the Board of Directors charged with administering the Salaried Plan.  Under the terms of the Salaried Plan, options granted could be either nonqualified or incentive stock options and the exercise price could not be less than the fair value of the Company’s common stock on the date of the grant.  At December 31, 2011, the Company had no remaining outstanding incentive stock options under the Salaried Plan.  These options originally had ten-year terms and have exercise prices equal to fair market value of the Company’s common stock as of the date of grant.  On March 5, 2008 the period in which the Company could make awards under the Plan expired and no further awards may be made under the Plan.

Directors’ Stock Plan

In addition to annual awards, under the Directors’ Stock Plan, which was approved by stockholders at the 2006 Annual Meeting, as amended, the Company may grant incentives for up to 175,000 shares of the Company’s common stock to outside directors.  The plan allows for grants to be made on the first business day following the date of each annual meeting of stockholders, whereby each non-employee director is awarded shares of restricted stock with a fair market value of $12,500, as determined on such first business day following the annual meeting.  The shares awarded become fully vested upon the occurrence of one of the following events  (1) the third anniversary of the award date, (2) the death of the director, or (3) a change in control, as defined in the Plan.  The Human Resources and Compensation Committee may allow accelerated vesting in the event of specified terminations.  As of December 31, 2011, 52,972 restricted stock awards (net of forfeitures) remained outstanding under the Directors’ Stock Plan.  As of December 31, 2011, 71,061 restricted stock awards remain available for future awards under the Directors’ Stock Plan.  See Note 22. Subsequent Events for further information on the Directors' Stock Plan.

Stock Options.  The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model.  For the six month transition period ended December 31, 2011 and for the years ended June 30, 2011, 2010 and 2009, no options have been granted.

A summary of the status of stock options awarded under the Company’s stock option plans as of December 31, 2011, June 30, 2011, 2010 and 2009 and changes during the periods then ended is presented below:

	Six Months Ended		Year Ended June 30,
	December 31, 2011		2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of Period	63,100	$6.35	168,350	$5.91	276,600	$5.28	421,795	$5.30
Granted	-	-	-	-	-	-	-	-
Cancelled/Forfeited	(1,600)	5.95	(30,000)	4.75	(53,000)	4.02	(145,195)	5.32
Exercised	(19,500)	5.02	(75,250)	6.01	(55,250)	4.57	-	-
Outstanding at end of Period	42,000	$6.98	63,100	$6.35	168,350	$5.91	276,600	$5.28

During the six month transition period ended December 31, 2011 and the years ended June 30, 2011, 2010 and 2009, the aggregate intrinsic value of stock options outstanding and exercisable was $17, $146, $265 and $0, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s average closing stock price on the last ten trading days of the related fiscal period and the exercise price, multiplied by the number of related in-the-money options) that would have been received by the option holders had they exercised their options at the end of the period.  This amount changes based on the market value of the Company’s common stock.  Total intrinsic value of options exercised for the six month transition period ended December 31, 2011 and for the years ended June 30, 2011, 2010 and 2009 (based on the difference between the Company’s stock price on the exercise date and the respective exercise price, multiplied by the number of options determined to be in the money) was $33, $187, $156 and $0, respectively. Cash received from stock option exercises for the six month transition period ended December 31, 2011 and for the years ended June 30, 2011, 2010 and 2009 aggregated $98, $452, $221 and $0, respectively.
Outstanding options are comprised as follows:

	Shares	Exercise Price	Remaining Contractual Lives (Years)	Shares Exercisable at December 31, 2011
The 1996 Plan	10,000	$3.63	1.00	10,000
	10,000	6.45	.50	10,000
Directors Option Plan	10,000	10.45	3.75	10,000
	8,000	9.09	2.75	8,000
	2,000	4.38	1.75	2,000
	2,000	3.25	.75	2,000
Total	42,000			42,000

Restricted Common Stock.  A summary of the status of restricted stock awarded under the Company’s restricted stock plans at December 31, 2011, June 30, 2011, 2010 and June 30, 2009 and changes during the periods then ended is presented below:

	Six Months Ended		Year Ended June 30,
	December 31, 2011		2011		2010		2009
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Non vested balance at beginning of period	1,088,644	$6.23	843,870	$5.99	932,901	$6.45	235,855	$13.62
Granted	303,052	5.87	323,629	6.93	53,893	4.32	869,941	4.62
Forfeited	(112,354)	6.70	(60,726)	5.99	(116,417)	8.64	(115,736)	8.57
Vested	(79,681)	5.41	(18,129)	8.65	(31,507)	6.70	(57,159)	3.76
Non vested balance at end of period	1,199,661	$6.26	1,088,644	$6.23	843,870	$5.99	932,901	$6.45

During the six month transition period ended December 31, 2011 and the years ended June 30, 2011, 2010 and 2009, the total fair value of restricted stock awards vested was $431, $157, $185 and $215, respectively.  As of December 31, 2011 there was $4,151 of total unrecognized compensation costs related to stock awards.  These costs are expected to be recognized over a weighted average period of approximately 3.5 years.

Annual Cash Incentive Plan.  For fiscal years 2009 through 2011, the Company had annual cash incentive plans based upon varying applications of modified economic profit (“MEP”).  The program for fiscal 2011 and 2010 (“Current MEP Program”) varied from that used in fiscal 2009.  Under the Current MEP Program, annual target awards are a percentage of base pay set by the Human Resources and Compensation Committee (“HRCC”).  The actual amount of awards that may be paid depend on the percentage of base pay set by the Committee as a target award and the extent to which the improvement in MEP over the base period meets or exceeds targeted growth in MEP as approved by the HRCC.  The HRCC has discretion under the annual incentive plan to adjust factors used in determining incentive compensation and to include or exclude unusual items.  No incentive compensation is payable if growth is less than 80% of target. Not more than 125% of the targeted bonus award may be paid to a participant, which amount is payable if MEP growth exceeds 110% of target.

For the six month transition period ended December 31, 2011, the target for growth in MEP was 50% of the increase amount that was targeted for fiscal 2011.  The Company did not exceed its targeted growth in MEP of $1,500 for the six month transition period ended December 31, 2011, and no incentive was paid for the six month transition period ended December 31, 2011.  For the year ended June 30, 2011, the growth in MEP was measured against fiscal 2010.  The Company did not exceed its targeted growth in MEP of $3,000 in fiscal 2011, and no annual incentive was paid for fiscal 2011.  For the year ended June 30, 2010, growth in MEP was measured against the fourth quarter of fiscal 2009, annualized, and adjusted to eliminate assets then held for sale.  After giving effect to adjustments approved by the Committee for unusual items, the Company surpassed its targeted growth in MEP of $2,250 over the base period and accrued aggregate annual bonuses of $3,018 for fiscal 2010 under the plan.  No amount was accrued under the program in fiscal 2009 since the targets were not achieved.

In December 2011, the HRCC recommended and the Board of Directors approved the adoption of a new annual cash incentive plan that will apply to the fiscal 2012 and subsequent years (“New Cash Incentive Program”).  For named executives of the Company, the New Cash Incentive Program will function similarly to the Current MEP Program.  For other eligible participants, 50 percent of the target award is based on improvement in MEP and the remaining 50 percent is based on attainment of individual performance goals.  No incentive compensation is payable if growth is less than 50% of target. If growth is between 50 percent and 125 percent of target, an equivalent percentage of targeted bonus that is based on MEP will be paid.  No amount will be paid for growth more than 125% of the targeted bonus; however any such excess will be carried over the next plan year and will be added to the growth in MEP for the following year to determine the amount of incentive compensation payable with respect to that year.

NOTE 9:RESTRUCTURING COSTS AND LOSS ON IMPAIRMENT OF ASSETS

Six month transition period ended December 31, 2011:

The Company has determined not to renew the lease at the production facility where Wheatex® is produced and to abandon its equipment on the leased premises upon the expiration of the lease in August 2012, which required an impairment analysis to be performed.  The estimated undiscounted future cash flows generated by the equipment that manufactures Wheatex® were less than their carrying values.  The carrying values of the equipment were reduced to fair value, which resulted in an impairment charge of $706.  Fair value was estimated using discounted future cash flows.

In conjunction with the impairment described above, management performed an impairment review of certain other equipment used to produce Wheatex®.  In this review, management reviewed the timing of the anticipated business development and recent decisions to not renew leases where Wheatex® is currently produced.  The carrying values of the equipment were reduced to fair value, which resulted in an impairment charge of $595.  Because on the uncertainty in estimated cash flow estimates, management estimated fair value using a third party appraisal.

These fair value measurements are considered to be Level 3 in the fair value hierarchy as the estimates used were based on significant unobservable inputs.

Fiscal 2009:

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

As a result of the closure of the Company’s Atchison flour mill and the protein and starch operations at its Pekin plant, the Company also incurred $3,288 in severance and early retirement costs.  Activity related to the restructuring costs was as follows:

	Six Months Ended	Year Ended June 30,
	December 31, 2011	2011	2010	2009
Balance at beginning of period	$512	$1,123	$1,791	$3,288
Provisions for severance and early retirement costs	-	-	186	74
Payments and adjustments	(223)	(611)	(854)	(1,571)
Balance at end of period	$289	$512	$1,123	$1,791

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

During fiscal 2010, 53 railcars were returned to the lessor.  During fiscal 2010, no activities occurred that required an update to the underlying assumptions for this liability.  No railcars were returned during fiscal 2011, and the Company increased the restructuring accrual during fiscal 2011 because the date of assignment for certain railcars to other third parties had been delayed.  No railcars were returned during the six month transition period ended December 31, 2011, however a $274 adjustment was recorded in Other operating costs as the Company sub-leased 30 rail-cars for the remaining contractual term under the Company’s existing rail car leases that had not previously been assumed or subleased.  The Company expects the remaining 68 railcars will be returned during the fourth quarter of fiscal 2013.  Activity related to the lease termination restructuring accrual and related costs was as follows:

	Six Months Ended	Year-Ended June 30,
	December 31, 2011	2011	2010	2009
Balance at beginning of period	$1,143	$1,562	$2,379	$5,241
Provision for additional expense	-	249	-	-
Payments and adjustments(a)	(517)	(668)	(817)	(2,862)
Balance at end of period	$626	$1,143	$1,562	$2,379

(a)	The six months ended December 31, 2011 includes a $274 adjustment as described above.

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

On January 29, 2009, the Company temporarily shut down its Pekin, Illinois plant.  On March 31, 2009, the Company announced that it was considering its strategic options. Management performed an impairment analysis of the Pekin plant as of June 30, 2009 and determined that no further impairment charge related to the Pekin plant was warranted at that time.  See Note 3. Investment in Joint Ventures. related to formation of ICP joint venture during fiscal 2010.

NOTE 10:ASSETS HELD FOR SALE

Transition Period ended December 31, 2011

The Company acquired a grain elevator in conjunction with the acquisition of LDI’s Distillery Business that is not expected to be used.  Accordingly, this facility and its related assets totaling $2,300 are being reported as current assets as Assets held for sale on the Company’s Consolidated Balance Sheet as of December 31, 2011.  The Company’s estimate of fair value is based on current negotiations.

Fiscal 2010 activity

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

On November 20, 2009, the Company completed a series of transaction pursuant to which the Company contributed its Pekin plant and certain maintenance and repair materials to a newly formed company, Illinois Corn Processing, (“ICP”) and then sold a 50% interest in ICP.  See Note 3. Investment in Joint Ventures.

NOTE 11:SIGNIFICANT ESTIMATES AND CONCENTRATIONS

Business combination – On December 27, 2011, the Company acquired LDI’s Distillery Business for approximately $11,041, which equals the current assets minus the current liabilities on that date.  The Company has recorded, at the acquisition date, purchased assets and assumed liabilities at their estimated fair values.  Significant estimates and assumptions used in valuing the acquisition of LDI’s Distillery Business and allocating purchase price include: (a) the business enterprise value, which is based on estimated future cash flows (including timing) which are estimated using the income approach and discount rates reflecting the risk inherent in the future cash flows, and (b) the values of land, buildings and improvements and machinery and equipment, which are estimated using the cost and market approaches as determined by the Company with the assistance of an independent third party.

Defined benefit pension and post-retirement benefit obligations.  The Company accrues amounts for defined benefit pension and post-retirement benefit obligations as discussed in Note 8. Employee Benefit Plans.  An accrual of $6,309 for defined benefit pension obligations and $4,884 for post-retirement benefit obligations is included in the accompanying consolidated balance sheet at December 31, 2011.  Claim payments and pension obligations based upon actual experience could ultimately differ materially from these estimates.

Inventory valuation.  The Company has recorded the carrying value of its inventories at the lower of cost or market based upon management estimates.  Actual results could differ significantly in the near term.  Inventory valuations are impacted significantly by constantly changing prices paid for our key raw materials, primarily corn.

Impairment.  The Company reviews long-lived assets, mainly equipment, for impairment at year end or if events or circumstances indicate that usage may be limited and carrying values may not be recoverable.  Should events indicate the assets cannot be used as planned, the realization from alternative uses or disposal is compared to the carrying value.  If an impairment loss is measured, this estimate is recognized.  During the six month transition period ended December 31, 2011, the significant estimates and assumptions used in determining fair value included undiscounted future cash flows.  Third party appraisals may be used when cash flows are uncertain.  Undiscounted future cash flow estimates were determined based on estimated business to develop, and the timing of the estimated business development.   Considerable judgment is used in these measurements, and a change in the assumptions could result in a different determination of impairment loss and/or the amount of any impairment.  The Company recognized a non-cash impairment loss of $1,301 for the six month transition period ended December 31, 2011 and $10,282 during the year ended June 30, 2009.  The Company may incur further impairment losses with respect to these assets if the estimates that it made when it performed its analysis prove to be inaccurate or if it determines that it needs to change its assumptions.  See Note 1. Nature of Operations and Summary of Significant Accounting Policies and Note 9. Restructuring Costs and Loss on Impairment of Assets.

Liability for other restructuring costs.   The Company recorded a liability for other restructuring costs related to expected railcar returns.  During the six month transition period ended December 31, 2011, the Company sub-leased 30 rail-cars for the remaining contractual term under the Company’s existing rail car leases that had not previously been assumed or subleased, which resulted in a $274 adjustment being recorded to Other operating costs.  During fiscal 2011, $249 of other restructuring costs was charged to the statement of operations due to a delay in the timing by which certain railcars are expected to be assigned to other third parties.  During fiscal 2010, no activities occurred that required an update to the underlying assumptions for this liability.   The Company expects the remaining 68 railcars will be returned during the fourth quarter of fiscal 2013.  The timing of the returns could ultimately differ materially from this estimate and prove the estimate to be incorrect.  See Note 9. Restructuring Costs and Loss on Impairment of Assets.

Significant customers.  For the six month transition period ended December 31, 2011, the Company did not have sales to any individual customer that accounted for more than 10 percent of consolidated net sales.  During the six month transition period ended December 31, 2011, the Company’s ten largest customers accounted for approximately 46 percent of consolidated net sales.

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

Significant suppliers. For the six month transition period ended December 31, 2011, the Company had purchases from one grain supplier that approximated 36 percent of consolidated purchases and from a flour supplier that accounted for 10 percent of consolidated purchases.  In addition, the Company’s 10 largest suppliers accounted for approximately 86 percent of consolidated purchases.

For the year ended June 30, 2011, the Company had purchases from one grain supplier that approximated 38 percent of consolidated purchases and from a flour supplier that accounted for 26 percent of consolidated purchases.  In addition, the Company’s 10 largest suppliers accounted for approximately 90 percent of consolidated purchases.

For the year ended June 30, 2010, the Company had purchases from one grain supplier that approximated 33 percent of consolidated purchases and from a flour supplier that accounted for 12 percent of consolidated purchases.  In addition, the Company’s 10 largest suppliers accounted for approximately 75 percent of consolidated purchases.

For the year ended June 30, 2009, the Company had purchases from one grain supplier that approximated 20 percent of consolidated purchases and from another for the purchase of flour that accounted for 17 percent of consolidated purchases.  In addition, the Company’s 10 largest suppliers accounted for approximately 68 percent of consolidated purchases.

Tax Valuation Allowance.  The Company establishes a valuation allowance for deferred income tax assets if management believes, based on its assessment of historical and projected operating results and other available facts and circumstances, that it is  more-likely-than-not that all or a portion of the deferred income tax assets will not be realized.  Management has determined that a valuation allowance was appropriate on its net deferred income tax assets of $9,840, $13,675 and $14,600 at December 31, 2011, June 30, 2011 and June 30, 2010, respectively.

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

	Six Months Ended	Year Ended June 30,
	December 31, 2011	2011	2010	2009

Sales to Customers
Distillery products	$118,437	$188,993	$139,990	$204,704
Ingredient solutions	27,596	57,765	59,715	82,127
Other	444	1,157	2,266	4,981
Total	$146,477	$247,915	$201,971	$291,812

Depreciation and amortization
Distillery products	$2,128	$4,720	$4,363	$7,095
Ingredient solutions	1,240	2,148	2,272	3,022
Other	122	245	245	246
Corporate	1,557	1,730	1,751	1,583
Total	$5,047	$8,843	$8,631	$11,946

Income (loss) before Income Taxes
Distillery products	$1,234	$19,720	$16,713	$(24,367)
Ingredient solutions	1,044	1,828	9,731	(6,720)
Other	(274)	(521)	145	40
Corporate	(11,422)	(22,272)	(20,325)	(24,411)
Impairment of long-lived assets(i)	(1,301)	-	-	(10,282)
Severance and early retirement costs(i)	-	-	-	(3,288)
Bargain purchase gain, net of tax(i)	13,048	-	-	-
Loss on joint venture formation(i)	-	-	(2,294)	-
Other restructuring costs(i)	-	-	-	(5,241)
Loss on natural gas contract(i)	-	-	-	(7,642)
Total	$2,329	$(1,245)	$3,970	$(81,911)

(i)
The Company’s management reporting does not assign or allocate special charges to the Company’s operating segments.  For purposes of comparative analysis, impairment of long-lived assets, severance and early retirement costs, gain (loss) on sale of assets , bargain purchase gain, loss on joint venture formation, other restructuring costs, and the loss on natural gas contract  for the six month transition period ended December 31, 2011 and for the years ended June 30, 2011, 2010 and 2009 have been excluded from the Company’s segments.

	December 31, 2011	June 30, 2011	June 30, 2010
Identifiable Assets
Distillery products	$92,881	$56,903	$47,658
Ingredient solutions	26,937	34,059	30,221
Other	348	1,415	1,777
Corporate	48,991	44,106	41,628
Total	$169,157	$136,483	$121,284

Information about the Company's capital expenditures, by segment, is as follows:

	Six Months Ended	Year Ended June 30,
	December 31, 2011	2011	2010	2009

Distillery products(i)	$12,033	$9,340	$1,413	$588
Ingredient solutions	765	4,434	141	613
Other	-	-	-	-
Corporate	545	808	824	1,296
Total	$13,343	$14,582	$2,378	$2,497

(i)	Includes $11,041 related to acquisition of LDI’s Distillery Business (see Note 21. Business Combination)

Information about the Company's revenues and assets by geographic area is as follows:

	Six Months Ended	Year Ended June 30,
Revenues for the period ended,	December 31, 2011	2011	2010	2009
United States	$136,203	$225,996	$183,194	$267,031
Japan(ii)	5,837	13,502	10,176	16,379
Canada	2,027	2,848	2,876	2,979
Europe	183	688	886	1,222
Other	2,227	4,881	4,839	4,201
Total	$146,477	$247,915	$201,971	$291,812

Assets,	December 31, 2011	June 30, 2011	June 30, 2010
United States	$168,787	$136,141	$120,992
Europe	370	342	292
Total	$169,157	$136,483	$121,284

(ii)	Substantially all of the Company’s sales in Japan are to one customer.

NOTE 13:SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended	Year Ended June 30,
	December 31, 2011	2011	2010	2009
Non-cash investing and financing activities:
Purchase of property and equipment in Accounts Payable	$800	$1,806	$352	$430
Transfer of assets held for sale to investment in joint ventures	-	-	29,063	-
Transfer of inventory to investment in joint ventures	-	-	2,924	-
Transfer of accounts payable to long-term Debt	-	-	11,614	-
Purchase of property and equipment and other assets in capital leases	-	-	-	1,436
Reclassification of assets held for sale from Property and equipment	2,300	-	-	27,979
Stock plan shares issued from treasury	1,057	1,350	295	2,936
Additional cash payment information:
Interest paid	375	515	1,808	2,733
Income tax (paid)/ refunds received	169	(234)	10,390	-

NOTE 14:CONTINGENCIES

There are various legal proceedings involving the Company and its subsidiaries.  Except for the following matter, management considers that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or overall trends in results of operations of the Company.

In 2006, the Company entered a Consent Agreement with the Kansas Department of Health and Environment (KDHE) which, among other matters, imposed a source-wide, rolling 12-month volatile organic compounds (VOC) emissions cap on the Atchison facility.  Pursuant to a second amendment that the Company entered in 2010, the Company agreed to complete a closed-loop, process water cooling system project, resulting in significant VOC reduction, in accordance with a scheduled timeline extending over an approximate 17-month period ending on September 30, 2011. The Company completed this in July 2011 at a cost of approximately $10,000.  The Company also agreed to a $5 per month penalty for any month that the Company might exceed the rolling 12-month cap and a $1 per day penalty for each day that the Company fails to submit certain monthly reports. During the transition period ended December 31, 2011, the Company did not incur any penalties related to the above criteria.

NOTE 15:DERIVATIVE INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Instruments.  Certain commodities the Company uses in its production process are exposed to market price risk due to volatility in the prices for those commodities.  The Company uses financial derivative instruments to reduce exposure to market risk in commodity prices, primarily corn, through a combination of forward purchases, long-term contracts with suppliers and exchange traded commodity futures and option contracts.  Specifically, the Company will sell put options on commodity futures at exercise prices that are deemed attractive to the Company and use the premiums received to reduce the overall cost of inputs utilized in the production process.  Beginning July 1, 2011, the Company began to buy and sell derivative instruments to manage market risk associated with ethanol purchases, including ethanol futures and option contracts.  These contracts were entered into to mitigate risks associated with the Company’s investment in ICP.  Effective July 1, 2011, management elected to restart hedge accounting for qualifying derivative contracts entered into on and after July 1, 2011.  As of December 31, 2011, the Company has certain exchange traded corn futures contracts designated as cash flow hedges.  No ethanol futures or option contracts have been designated as hedges as of December 31, 2011.

Derivatives Not Designated as Hedging Instruments

The Company’s production process involves the use of natural gas and raw materials, including corn and flour.  The contracts for raw materials and natural gas range from monthly contracts to multi-year supply arrangements; however because the quantities involved have always been for amounts to be consumed within the normal production process, the Company has determined that these contracts meet the normal purchases and sales exception as defined under ASC 815, Derivatives and Hedging, and have excluded the fair value of these commitments from recognition within its financial statements until the actual contracts are physically settled.   See Note 7. Commitments for discussion on the Company’s natural gas purchase commitments.

The following table provides the gain or (loss) for the Company’s commodity derivatives not designated as hedging instruments and where it was recognized in the Consolidated Statements of Operations.

		Six Months Ended	Year Ended June 30,
	Classified	December 31, 2011	2011	2010	2009
Commodity derivatives	Cost of sales	$(634)	$11,299	$71	$(15,404)

The Company uses corn futures contracts for the purchase of corn and also uses call and put options in order to mitigate the impact of potential changes in market conditions.  Beginning July 1, 2011, the Company began to buy and sell derivative instruments to manage market risk associated with ethanol purchases, including ethanol futures and option contracts, in order to mitigate risks associated with the Company’s investment in ICP.  At December 31, 2011, the Company had the following open derivative contracts not designated as hedging instruments:

Corn futures	705,000 bushels, expiring no later than May, 2012
Corn put options	250,000 bushels, expiring no later than March, 2012
Ethanol futures	18,545,500 gallons, maturing through December, 2012
Ethanol call options	435,000 gallons, maturing through March, 2012

Derivatives Designated as Cash Flow Hedges

The Company, from time to time, uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The Company’s corn processing plants currently grind approximately 1,750,000 bushels of corn per month.  The Company typically enters into cash flow hedges to cover between 70 percent and 80 percent of its monthly anticipated grind.  Effective October 20, 2011, the Company’s amended Credit Agreement requires it to hedge the input costs of 100 percent of all contracted sales of inventory, and not less than 40 percent of the input costs of inventory to be sold on the spot market, as further described in Note 4. Corporate Borrowings and Capital Lease Obligations.  At December 31, 2011, the Company had open exchange traded futures contracts to purchase  5,120,000 bushels of corn that qualified as cash-flow hedges, which have maturities that run through March, 2013.

	Amount of Gains (Losses) Recognized in OCI on Derivatives			Amount of Gains (Losses) Reclassified from AOCI into Earnings
Derivatives in Cash Flow Hedging Relationship	Six Months Ended December 31, 2011	Years Ended June 30, 2011, 2010 and 2009	Location of Losses Reclassified from AOCI into Income	Six Months Ended December 31, 2011	Years Ended June 30, 2011, 2010 and 2009
Commodity derivatives	$(1,252)	n/a	Cost of sales	$(539)	n/a

As of December 31, 2011, the Company recorded $1,252 of net losses in AOCI related to gains and losses from changes in fair value of commodity cash flow hedge transactions and reclassified $586 of net losses deferred in AOCI to cost of goods sold as a result of cash flow hedge ineffectiveness.   The Company expects any losses ultimately realized to largely be offset by changes in the underlying cost of corn purchased.  The actual amount of any losses realized for open derivative positions will be dependent on future prices.  As of December 31, 2011, the Company had deferred net losses of $127 in AOCI, of which, subject to changes in the underlying price of corn, the Company expects that all of this amount will be reclassified to earnings within the next 12 months.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2011, June 30, 2011 and June 30, 2010, respectively.  At June 30, 2011, $298 of corn derivative assets and $2,125 of corn derivative liabilities, both related to futures contracts, were included in Level 2, as further described following the table below.  Given that the fair value of these futures contracts were based upon an observable proxy, the Company has classified these contracts as level 2 within the fair value hierarchy.  Management believes that under specific circumstances the opening value on the next day the market was open, July 1, 2011, represented better estimates of fair value.  All other derivative contracts held at December 31, 2011, June 30, 2011 and June 30, 2010 were comprised of active exchange traded derivative contracts and were classified as level 1.

The following table shows the fair value of the Company’s derivatives (both designated and non-designated hedging instruments), where the derivatives are classified on the Consolidated Balance Sheets and the level, within the fair value hierarchy, at December 31, 2011, June 30, 2011 and June 30, 2010.  The net fair value of the Company’s corn derivatives designated as cash flow hedges totaled $(51) as of December 31, 2011.

			Fair Value Measurements
	Classified	Total	Level 1		Level 2	Level 3
December 31, 2011

Assets
Corn Derivatives	Derivative Assets	$1,091		$1,091	$-	$-
Ethanol Derivatives	Derivative Assets	$213		$213

Liabilities
Corn Derivatives	Derivative Liabilities	$(974)	$	(974)	$-	$-
Ethanol Derivatives	Derivative Liabilities	$(2,491)		$(2,491)	$-	$-

June 30, 2011

Assets
Corn Derivatives (a)	Derivative Assets	$598		$300	$298	$-

Liabilities
Corn Derivatives (a)	Derivative Liabilities	$(2,852)		$(727)	$(2,125)	$-

June 30, 2010

Assets
Corn Derivatives	Derivative Assets	$161		$161	$-	$-

Liabilities
Corn Derivatives	Derivative Liabilities	$(147)		$(147)	$-	$-

(a)
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

Counterparty credit risk.  The Company enters into commodity derivatives through a broker with a diversified group of counterparties.  Under the terms of the Company’s account with its broker, it is required to maintain a cash margin account as collateral to cover any shortfall in the market value of derivatives.

The Company classifies certain interest bearing cash accounts on deposit with and maintained with the Company’s broker for exchange-traded commodity instruments, which totaled $7,605, $1,025 and $969 at December 31, 2011, June 30, 2011 and June 30, 2010, respectively, as restricted cash to reflect the fair value of open contract positions relative to respective contract prices.  The Company is also required to provide required margin, serving as collateral, in accordance with commodity exchange requirements which totaled $4,680, $2,245 and $497 at December 31, 2011, June 30, 2011 and June 30, 2010, respectively.

NOTE 16:                      RISKS AND UNCERTAINTIES

Commodities risk.  Commodity prices for certain raw materials used by the Company and prices for natural gas are subject to significant volatility.  Grain and flour costs are a significant portion of the Company’s costs of goods sold, and historically the cost of such raw materials is subject to substantial fluctuations, depending upon a number of factors over which the Company has no control, including crop conditions, weather, government programs and purchases by foreign governments.  Such variations in costs have had and may continue to have, from time to time, significant effects on the results of the Company’s operations.  The Company expects to only purchase derivatives and enter contracts for future delivery only to protect margins on contracted, and a portion of spot market, alcohol sales and expected ingredients sales. Management attempts to recover higher commodity costs experienced through higher sales prices, but market considerations may not always permit this, and even where prices can be adjusted, there would likely be a lag between when the Company incurred higher commodity and natural gas costs and when the Company might be able to increase prices.  To the extent the Company does not enter such derivative contracts or contracts for future delivery and is also unable to timely pass increases in the costs of raw materials to customers under sales contracts, the Company may be adversely impacted by market fluctuations in the cost of grain and natural gas, particularly when such fluctuations are volatile.

Credit Agreement.  The Company entered into its Credit Agreement (amended in October 2011), as more fully discussed in Note 4.  Corporate Borrowings and Capital Lease Obligations.   The Credit Agreement permits the lender to modify or reduce the borrowing base at the lender’s reasonable discretion and to accelerate our debt if an over-advance results.   Any modification to reduce our borrowing base or terminate the Credit Agreement would negatively impact our overall liquidity and may require us to take other actions to preserve any remaining liquidity.  Acceleration of debt under our Credit Agreement could result in acceleration of our other debt obligations discussed in Note 4. Corporate Borrowings and Capital Lease Obligations.

Acquisition of LDI’s Distillery Business.  The LDI acquisition involves operating risks such as the ability to assimilate LDI into the Company’s current business, the risk of entering a new product market, the possibility that the debt incurred for the acquisition proves to be more of a burden than the Company expected, the risk that acquired Distillery Business of LDI does not perform to increase Company profits, and the risk that effective internal controls are not established related to the Indiana Distillery.

ICP.  The Limited Liability Company Agreement gives either member certain rights to shut down the plant if it operates at a loss.  Such rights are conditional in certain instances but absolute if EBITDA losses aggregate $1,500 over any three consecutive quarters or if ICP's net working capital is less than $2,500. For the three consecutive quarters ending both September 30, 2011 and June 30, 2011, ICP experienced an EBITDA loss in excess of the $1,500 aggregate loss threshold amount permitted over any three consecutive quarters; however, both partners have agreed to waive rights related to EBITDA losses through September 30, 2011.   ICP Holdings also has the right to shut down the plant if ICP is in default under its loan agreement for failure to pay principal or interest for two months.

An affiliate (sister company) of SEACOR Energy, Inc. has provided funding to ICP through two loans secured by all of the assets of ICP, including the Pekin Plant. Among other matters, losses or working capital deficiencies that would entitle a member of ICP to shut down the plant are events of default under these loan agreements which, upon any requisite notice and/or lapse of time, would entitle the lender to exercise its remedies, including foreclosing on ICP’s assets and, in the case of the working capital deficiency or successive losses, enforcing the plant closure provisions in the Limited Liability Company Agreement referred to above. These provisions relate to ICP having quarterly EBITDA losses that exceed $500, EBITDA losses in three consecutive fiscal quarters equaling or exceeding $1,500 in the aggregate or net working capital of less than $2,500. During the transition period ended December 31, 2011, ICP experienced EBIDTA losses in excess of the monthly and quarterly EBITDA thresholds in the quarter ended September 30, 2011.  An affiliate (sister company) of SEACOR Energy, Inc. permanently waived rights for covenant violations related to these EBITDA losses through September 30, 2011.

If ICP's lender were to foreclose on ICP's assets or force a closure of the Pekin plant, the Company could be forced to purchase alcohol from third parties at unfavorable prices in order to satisfy contractual commitments to customers, our sales could be reduced and the value of our investment in ICP could be impaired.

Workforce subject to collective bargaining.  As of December 31, 2011, the Company had 256 employees, 97 of whom are covered by collective bargaining agreements with one labor union.  The agreement, which expires on August 31, 2014, covers employees at the Atchison Plant.  As of June 30, 2011 and 2010, the Company had 192 and 193 employees, respectively.

NOTE 17:                      RELATED PARTY TRANSACTIONS

Information related to the Company’s related party transactions is as follows:

Transactions with ICP and ICP Holdings
The Company has entered into various agreements with ICP and ICP Holdings including a Contribution Agreement, an LLC Interest Purchase Agreement, a Limited Liability Company Agreement and a Marketing Agreement. These agreements are further described in Note 3. Investment in Joint Ventures and Note 22. Subsequent Events.

As of December 31, 2011, June 30, 2011 and June 30, 2010, the Company recorded $6,167,  $6,166 and $4,951, respectively, of amounts due to ICP that is included in the Accounts payable to affiliate, net caption on the accompanying Consolidated Balance Sheets and purchased approximately $40,159, $57,482 and $17,342 of product from ICP during the six month transition period ended December 31, 2011 and the fiscal years ended June 30, 2011 and 2010, respectively, which is included in the Cost of sales caption of the Consolidated Statements of Operations.

Randy M. Schrick serves as the Vice President of Engineering of the Company and served as President of ICP from November 2009 to December 2011.

Long term debt
At June 30, 2009, the Company had $2,000 outstanding on a 7.00% Secured Promissory Note due March 2011 (as amended).  The note was due to the Cloud L. Cray, Jr. Trust (“Cray Trust”).  Mr. Cray, who is settlor and trustee of the Cray Trust, is a director of the Company and its principal stockholder, with an approximate 20 percent beneficial ownership interest in the common stock of the Company.  At the time the loan to the Company was made, Mr. Cray was also a trustee of the voting trust which owned a controlling interest in the Company’s preferred stock.  On December 21, 2009, the Company paid $2,101 to the Cray Trust in full payment of all amounts due under the note and obtained release of remaining liens.

On July 20, 2009, Union State Bank – Bank of Atchison (“Bank of Atchison”), which previously had loaned the Company $1,500, agreed to loan the Company an additional $2,000.  The Company’s President and Chief Executive Officer, Mr. Newkirk, is a director of the Bank.  At December 31, 2011, June 30, 2011 and June 30, 2010, the Company had $1,374, $1,516 and $1,783 outstanding, respectively on a 6.47% Secured Promissory Noted, due monthly to July 2016.

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

NOTE 18:                      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements and Disclosures

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Accounting Standards Codification (“ASC”) Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU result in common fair value measurement and disclosure requirements in U.S. GAAP and international financial reporting standards (“IFRS”). Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. To improve consistency in application across jurisdictions some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. The ASU also provides for certain changes in current GAAP disclosure requirements, for example with respect to the measurement of level 3 assets and for measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity. The amendments in this ASU are to be applied prospectively, and are effective during interim and annual periods beginning after December 15, 2011. Accordingly, the Company will adopt the new provisions of this accounting standard during the first quarter of fiscal 2012 and is currently evaluating the impact of adoption on the consolidated financial statements.

       Presentation of Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), requires that comprehensive income and the related components of net income and of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 also requires reclassification adjustments from other comprehensive income to net income be presented on the face of the financial statements. However, in December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 to defer the requirement to present reclassification adjustments from other comprehensive income on the face of the financial statements and allow entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the requirements in effect before ASU 2011-05.  The amended provisions are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which corresponds to the Company’s first quarter of fiscal 2012. Early adoption of the new guidance is permitted and full retrospective application is required. The Company is currently evaluating the effect that the provisions of this pronouncement will have on its financial statements.

NOTE 19:                QUARTERLY FINANCIAL DATA (UNAUDITED)

	Transition Period Ending December 31, 2011
	Quarter ending December 31, 2011	Quarter ending September 30, 2011
	(In thousands, except per share data amounts)

Net sales	$70,339	$76,138
Cost of sales	70,184	73,347
Gross profit	155	2,791
Selling, general and administrative	6,343	5,074
Other operating costs	(180)	294
Impairment of long-lived assets	1,301	-
Bargain purchase gain, net of tax	(13,048)	-
Income (loss) from operations	5,739	(2,577)
Other income (expense), net	2	46
Interest expense	(216)	(114)
Equity in earnings (loss) of joint ventures	2,279	(2,830)
Income (loss) before income taxes	7,804	(5,475)
Provision (benefit) for income taxes	(8,340)	34
Net income (loss)	$16,144	$(5,509)

Per Share Data(i)
Total basic earnings (loss) per common share	$0.89	$(0.31)
Total diluted earnings (loss) per common share	$0.89	$(0.31)

Dividends per Common Share	$-	$0.05

Stock price ranges:
Common
-High	$6.82	$8.75
-Low	$4.27	$5.07

(i)	Total basic and diluted income (losses) per common share do not equal the annual amounts of $0.59 and $0.59, respectively, due to rounding.

	Fiscal Year ending June 30, 2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data amounts)

Net sales	$68,798	$64,188	$57,951	$56,978
Cost of sales	71,586	57,669	49,159	46,624
Gross profit	(2,788)	6,519	8,792	10,354
Selling, general and administrative	4,880	5,690	4,360	6,227
Other operating costs	425	-	88	562
Income (loss) from operations	(8,093)	829	4,344	3,565
Other income (expense), net	2	3	-	3
Interest expense	-	(92)	(141)	(125)
Equity in earnings (loss) of joint ventures	(2,296)	124	(957)	1,589
Income (loss) before income taxes	(10,387)	864	3,246	5,032
Provision (benefit) for income taxes	(129)	163	4	30
Net income (loss)	$(10,258)	$701	$3,242	$5,002

Per Share Data(i)(ii)
Total basic earnings (loss) per common share	$(0.58)	$0.04	$0.18	$0.28
Total diluted earnings (loss) per common share	$(0.58)	$0.04	$0.18	$0.28

Dividends per Common Share	$-	$-	$-	$0.05

Stock price ranges:
Common
-High	$9.00	$11.06	$11.90	$8.15
-Low	$7.75	$7.90	$8.14	$6.46

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

(ii)	Total basic and diluted losses per common share do not equal the annual amounts of ($0.07) and ($0.07), respectively, due to rounding.

	Fiscal Year ending June 30, 2010(i)(ii)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data amounts)

Net sales	$54,359	$49,269	$48,094	$50,249
Cost of sales	47,129	44,302	39,584	40,412
Gross profit	7,230	4,967	8,510	9,837
Selling, general and administrative	6,033	5,075	5,004	4,596
Other operating costs	(786)	521	(45)	597
Loss (gain) on joint venture formation	(753)		3,047	-
Income (loss) from operations	2,736	(629)	504	4,644
Other income, net	621	1	2	21
Interest expense	(151)	(280)	(537)	(789)
Equity in earnings (loss) of joint ventures	(734)	(1,541)	150	(48)
Income (loss) before income taxes	2,472	(2,449)	119	3,828
Provision (benefit) for income taxes	(4)	(195)	(4,659)	90
Net income (loss)	$2,476	$(2,254)	$4,778	$3,738

Per Share Data (iii)(iv)
Total basic earnings (loss) per common share	$0.15	$(0.14)	$0.29	$0.23
Total diluted earnings (loss) per common share	$0.14	$(0.14)	$0.28	$0.22

Dividends per Common Share	$-	$-	$-	$-

Stock price ranges:
Common
-High	$8.62	$7.78	$9.62	$4.39
-Low	$5.75	$6.36	$3.91	$2.29

(i)	Refer to Note 1. Nature of Operations and Summary of Significant Accounting Policies for discussion of out-of-period adjustments.
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

(iii)	Total basic and diluted losses per common share do not equal the annual amounts of $0.52 and $0.51, respectively, due to rounding.
(iv)
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

NOTE  20:                      TRANSITION PERIOD COMPARATIVE DATA

In August 2011, the Company changed its fiscal year end from June 30 to December 31.  As a result, the Company provided certain comparable financial information for the six month transition period ended December 31, 2011 and the six months ended December 31, 2010 (unaudited) as follows:

	Six Months Ended
	December 31,	December 31,
	2011	2010
		(unaudited)
Operating Data:
Net sales	$146,477	$114,929
Cost of sales	143,531	95,783
Gross profit	2,946	19,146

Selling, general and administrative expenses	11,417	10,587
Other operating costs	114	650
Impairment of long-lived assets	1,301	-
Bargain purchase gain, net of tax	(13,048)	-
Income from operations	3,162	7,909

Other income, net	48	3
Interest expense	(330)	(266)
Equity in earnings (loss) of joint ventures	(551)	632
Income before income taxes	2,329	8,278

Provision (benefit) for income taxes	(8,306)	34
Net income	10,635	8,244

Other comprehensive income loss, net	(1,020)	(176)
Comprehensive income	$9,615	$8,068

Per Share Data
Total basic earnings per common share	$0.59	$0.46
Total diluted earnings per common share	$0.59	$0.46
Shares used in computing basic earnings per share	16,875,924	16,684,606
Shares used in computing diluted earnings per share	16,879,153	16,702,189

Dividends per common share	$0.05	$0.05

Cash Flow Data:
Net cash used in operating activities	$(9,603)	$(1,160)
Net cash used in investing activities	(12,324)	(3,663)
Net cash provided by (used in) financing activities	14,707	(1,074)

Net increase (decrease) in cash and cash equivalents	$(7,220)	$(5,897)

The comparative financial information provided for the six months ended December 31, 2010 is unaudited, since it represented an interim period of the fiscal year ended June 30, 2011, and includes all normal recurring adjustments necessary for the fair statement of the results for that period.

NOTE 21:                      BUSINESS COMBINATION

On December 27, 2011, through our wholly owned subsidiary MGPII, the Company completed its acquisition of substantially all of the assets used by LDI in its beverage alcohol distillery and warehousing operations.  The Company also assumed certain specified liabilities, primarily consisting of trade payables and customer and contractual obligations.  The purchase price totaled $11,041 for these net assets, which was provided through borrowings under the Company’s revolving line of credit.  The purchase price paid was equal to the current assets minus current liabilities as of December 27, 2011 and is subject to working capital true-ups.  The Company did not purchase LDI’s assets or assume liabilities related to packaging and bottling of alcoholic beverages, which was purchased by a third party.  This acquisition meets the definition of a business and has been accounted for using the acquisition method in accordance with ASC 805.

The seller purchased this operation in 2007 and the operation purchased had not been profitable four out of the past five years.  This entity experienced financial difficulties and the owner was required to sell this operation by its lender.  Results of a bidding process initiated by the seller and its lender were initially unsuccessful.  The Company and the seller and its lender eventually agreed to a purchase price equal to the net working capital of the beverage alcohol distillery, warehouses and a grain elevator.  The seller’s financially distressed situation permitted the Company to purchase this operation for an amount less than the fair value of net assets acquired and the Company recorded a bargain purchase gain of $13,048 (net of taxes of $8,336).

During the six month transition period ended December 31, 2011, the Company incurred $517 of acquisition related costs, which are included in Selling, general and administrative expenses in the Company’s Consolidated Statement of Operations.

The following table summarizes the consideration transferred by the Company and the amounts of the assets acquired, liabilities assumed and bargain purchase gain recognized at the acquisition date.

Components of purchase price
Cash consideration paid to seller at closing	$10,901
Accrued consideration	140
Total purchase price	$11,041

Recognized Fair Value Amounts of Identifiable Assets
Acquired and Liabilities Assumed
Receivables	$4,328
Inventory	9,921
Land, buildings and improvements	6,549
Machinery and equipment	11,404
Assets held for sale (See Note 10)	2,300
Customer relationships	1,496
Accounts payable and accrued expenses	(3,208)
Other non current liabilities	(365)
Deferred tax liability on bargain purchase gain	(8,336)
Total identifiable net assets	24,089

Bargain Purchase Gain, net of tax	$13,048

Management used third party appraisers to assist in estimating fair values, including (a) the business enterprise value, which is based on estimated future cash flows (including timing) which are estimated using the income approach and discount rates reflecting the risk inherent in the future cash flows, and (b) the values of land, buildings and improvements and machinery and equipment, which are estimated using the cost and market approaches.  The estimated fair values recorded were based on unobservable inputs, which are material and represent Level 3 measures in the fair value hierarchy discussed in Note 15.  Derivative Instruments and Fair Value Measurements.

Customer relationships have a weighted average life of ten years and are included in Other Assets on the accompanying Consolidated Balance Sheet.  Estimated amortization expense for each of the next five years approximates $299.

Accounting standards require that when the fair value of the net assets acquired exceeds the purchase price, resulting in a bargain purchase gain, the acquirer must reassess the reasonableness of the values assigned to all of the assets acquired, liabilities assumed and consideration transferred. The Company has performed such a reassessment and has concluded that the values assigned for the LDI acquisition are reasonable. Consequently, the Company recorded a $13,048 bargain purchase gain (net of taxes of $8,336)  on the acquisition of LDI’s Distillery Business, which the Company determined to be reasonable because (a) the seller was financially distressed, (b) LDI’s Distillery Business was not widely marketed for sale – an investment bank was hired; however, efforts were initially unsuccessful, (c) the machinery and equipment are highly specialized for the industry, resulting in limited alternative uses for the property, and (d) independent property appraisals and business valuations indicated that its fair value was in excess of the purchase price.  This gain is classified as Bargain purchase gain on the Consolidated Statement of Operations.

The acquired business contributed de minimus revenues and a net loss of $102 to the Company for the period from December 27, 2011 to December 31, 2011.

Management and the seller are still in the process of truing-up values for net working capital purchased.  Based on information presently known, any such adjustments are not expected to be material.   The final purchase accounting is subject to change for these working capital true-ups and other final adjustments for estimated liabilities associated with the transaction.  Final determination of the net working capital assets recorded and final purchase accounting adjustments would change the amount of bargain purchase gain recorded.

Unaudited Pro Forma Financial Information

The following selected unaudited pro forma summary presents consolidated information of the Company, assuming the acquisition occurred as of July 1, 2010:

	Six Months Ended December 31, 2011	Year Ended June 30, 2011
Net sales	$169,469	$290,825
Net income (loss)	$(15,288)	$16,255
Pro forma earnings (loss) per share
Basic	$(0.91)	$0.91
Diluted	$(0.91)	$0.91

The pro forma financial information above includes, where applicable, adjustments for: (i) the depreciation of acquired property and equipment, (ii) the amortization of acquired intangible assets, and (iii) additional interest expense on acquisition related borrowings.  These combined adjustments totaled $359 and $885 for the six month transition period ended December 31, 2011 and the year ended June 30, 2011, respectively.

The pro forma earnings (loss) were adjusted to exclude $517 of acquisition-related costs incurred and a $13,084 bargain purchase gain (net of taxes of $8,336) earned, and an $8,336 income tax benefit during the six month transition period ended December 31, 2011.  These items were included in the pro forma earnings for the year ended June 30, 2011.  The impact of the bargain purchase gain and associated tax effect included in the year ended June 30, 2011 inccreased pro forma income by $21,420.

The Company completed no acquisitions during the years ended June 30, 2011, 2010 and 2009.

NOTE 22:                      SUBSEQUENT EVENTS

Corporate Reorganization

On January 3, 2012, Processing, reorganized into a holding company structure (the “Reorganization”) through a merger (the “Merger”) with MGPI Merger Sub, Inc., a Kansas corporation, which was an indirect wholly-owned subsidiary of Processing and a wholly-owned subsidiary of MGPI Holdings, Inc., a Kansas corporation (now known as MGP Ingredients, Inc.) (“Registrant”).  The Reorganization and Merger was done entirely among affiliates under common control and no changes in carrying values of assets or liabilities was made or required.

Capital stock of the Company as well as the articles of incorporation, bylaws and equity based compensation plans were amended to reflect the Reorganization.  The Company’s ticker symbol “MGPI” did not change.  The Company’s Credit and Security Agreement with Wells Fargo was amended to reflect the Reorganization and Merger.

Ownership change of ICP

On February 1, 2012, ICP Holdings exercised its option to purchase an additional 20 percent of the membership interest in ICP.  The sales price was $9,103 and was determined in accordance with the LLC Interest Purchase Agreement.   After this transaction, the Company owns 30 percent of ICP and is entitled to name 2 of ICP’s 6 advisory board members.   The pre-tax gain on sale approximated $4,000, which will be recorded in 2012.

Change to long-term incentive compensation plans

In connection with the Reorganization, the Director's Stock Plan was amended to provide for grants in the form of restricted stock units instead of restricted shares.  In contrast to restricted stock awards, shares will not be issued (and participants will not have voting or dividend rights) before awards vest and are issued.  However, the Plan provides for the payment of "dividend equivalents" in the terms of such awards.

As noted in Note 8. Employee Benefit Plans, the Company has heretofore made annual restricted stock awards under its 2004 Incentive Plan.  At meetings held on March 1, 2012, the Human Resources and Compensation Committee and the Board of Directors approved awards in the form of restricted stock units, consisting of 129,000 units awarded as part of the Company’s existing long term incentive program and 45,000 units awarded as a special bonus for efforts in connection with the acquisition of LDI’s Distillery Business that was completed in December, 2011.  The awards entitle participants to receive an aggregate of 174,000 shares of stock following the end of a 5 year vesting period.  Full or pro rata accelerated vesting generally may occur upon a "change in the ownership" of the Company or the subsidiary for which a participant performs services,  a "change in effective control" of the Company or a "change in the ownership of a substantial portion of the assets" of the Company (in each case, generally as defined in the Treasury regulations under Section 409A of the Internal Revenue Code),  or if employment of a participant is terminated as a result of death, disability, retirement or termination without cause. Participants have no voting or dividend rights under the awards; however, the awards provide for payment of cash dividend equivalents when dividends are paid to stockholders.

Dividend declaration

On March 1, 2012, the Board of Directors approved a dividend of $0.05 per common share.  The dividend will be paid on April 19, 2012 to common stockholders of record on March 22, 2012.

ITEM 9.                          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the transition period, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

On December 27, 2011, the Company acquired LDI’s beverage alcohol distillery assets and assumed certain liabilities.  Management has excluded from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, internal control over financial reporting related to the Distillery Business with total assets of $35,998 and total liabilities of $3,573 included in the Consolidated Balance Sheet at December 31, 2011, and de minimus net sales for six month transition period ended December 31, 2011.

REPORT ON INTERNAL CONTROLS

Management’s Report on Internal Control Over Financial Reporting and our independent registered public accounting firm’s attestation report on our internal control over financial reporting can be found under Item 8.

CHANGES IN INTERNAL CONTROLS

There has been no change in the Company’s internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect MGP Ingredients, Inc.’s internal control over financial reporting.

ITEM 9B.                       OTHER INFORMATION

Not applicable.

PART III

ITEM 10.                       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the information under Election of Directors at pages 4 to 7 of the Proxy Statement, the information relating to the Audit Committee in the first paragraph of Certain Information Concerning The Board And Its Committees – Standing Committees; Meetings; Independence at page 8 of the Proxy Statement and in the second paragraph of Certain Information Concerning The Board And Its Committees – Audit Committee at page 9 of the Proxy Statement, and Section 16(a) Beneficial Ownership Reporting Compliance at page 31 of the Proxy Statement.

The Company has adopted a code of ethics that applies to all its employees, including the principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy is filed as an exhibit to this report.

ITEM 11.                       EXECUTIVE COMPENSATION

Incorporated by reference to the information in Executive Compensation and Other Information, at pages  12-29 of the Proxy Statement,  the information relating to the Human Resources and Compensation Committee in the first paragraph of Certain Information Concerning The Board And Its Committees – Standing Committees; Meetings; Independence at page 8 of the Proxy Statement and Certain Information concerning the Board and its Committees – Compensation Committee Interlocks and Insider Participation and Human Resources and Compensation Committee Report at page 12 of the Proxy Statement.

ITEM 12.                        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the information under Principal Stockholders on pages 29 to 31 of the Proxy Statement.

The following is a summary of securities authorized for issuance under equity compensation plans as of December 31, 2011:

	(A) Number of shares to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted-average of exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (*)
Equity compensation plans approved by security holders	42,000	$6.98	1,471,505
Equity compensation plans not approved by security holders	-	-	-
Total	42,000	$6.98	1,471,505

(*)  Of these securities, as of December 31, 2011, 1,400,444 shares may also be issued as performance or restricted stock awards under the terms of the Stock Incentive Plan of 2004 and 71,061 may be issued as restricted stock awards under the terms of the Directors’ Stock Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the information in the third paragraph under Certain Information Concerning the Board and its Committees – Standing Committees; Meetings; Independence on page 8 of the Proxy Statement and to the information under Related Transactions on pages 31 to 32 of the Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the information under Audit and Certain Other Fees Paid Accountants on pages 32 to 33 of the Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following financial statements are filed as part of this report:

KPMG LLPs Report on Financial Statements.

Consolidated Statements of Operations – for the Six month transition period ended December 31, 2011 and the Three Years Ended June 30, 2011, 2010 and 2009.

Consolidated Balance Sheets at December 31, 2011, June 30, 2011 and June 30, 2010.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) – for the Six month transition period ended December 31, 2011 and the Three Years Ended June 30, 2011, 2010 and 2009.

Consolidated Statements of Cash Flow – for the Six month transition period ended December 31, 2011 and the Three Years Ended June 30, 2011, 2010 and June 30, 2009.

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

(c) Separate Financial Statements of Subsidiaries Not Consolidated

The following financial statements of Illinois Corn Processing, LLC are as follows:

Independent Auditors’ Report

Balance Sheets at December 31, 2011 and 2010

Statements of Operations for the years ended December 31, 2011 and 2010 and the period November 20, 2009 (Inception) to December 31, 2009

Statements of Changes in Members’ Equity and Comprehensive Loss for the years ended December 31, 2011 and 2010 and the period November 20, 2009 (Inception) to December 31, 2009

Statements of Cash Flows for the years ended December 31, 2011 and 2010 and the period November 20, 2009 (Inception) to December 31, 2009

Independent Auditors’ Report

The Board of Advisors

Illinois Corn Processing LLC:

We have audited the accompanying balance sheets of Illinois Corn Processing LLC (the Company) as of December 31, 2011 and 2010, and the related statements of operations, changes in members’ equity and comprehensive loss, and cash flows for the years ended December 31, 2011 and 2010 and for the period November 20, 2009 (inception) through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Illinois Corn Processing LLC as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010 and for the period November 20, 2009 (inception) through December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG

March 9, 2012

ILLINOIS CORN PROCESSING LLC

Balance Sheets

	December 31,
Assets	2011	2010
	(in thousands)
Current assets:
Cash	$3,580	$2,607
Margin deposits	369	1,631
Trade receivables:
Due from affiliates, net of allowance for doubtful accounts of $271 in 2011	11,314	4,454
Due from nonaffiliates	275	1,289
Deposits	2,167	3,473
Inventories	12,077	14,373
Derivative assets	575	1,241
Prepaid expenses	126	718
Total current assets	30,483	29,786
Property and equipment	35,539	34,239
Accumulated depreciation	(10,770)	(5,478)
Net property and equipment	24,769	28,761
	$55,252	$58,547
Liabilities and Members’ Equity
Current liabilities:
Current portion of long-term debt:
Due to SEACOR	$2,329	$1,053
Due to nonaffiliates	957	1,205
Accounts payable:
Due to affiliates	1,901	754
Due to nonaffiliates	3,836	4,963
Accrued wages and benefits	690	461
Accrued interest:
Due to SEACOR	110	76
Due to nonaffiliates	100	142
Accrued property taxes	141	192
Derivative liabilities	2,704	2,486
Total current liabilities	12,768	11,332
Long-term debt:
Due to SEACOR	17,817	16,024
Due to nonaffiliates	946	1,840
Accumulated postretirement benefits	166	416
Total liabilities	31,697	29,612
Members’ equity:
Contributed capital	$32,000	$32,000
Accumulated deficit	(8,431)	(2,723)
Accumulated other comprehensive loss	(14)	(342)
Total members’ equity	23,555	28,935
	$55,252	$58,547

See accompanying notes to financial statements.

ILLINOIS CORN PROCESSING LLC

Statements of Operations

			November 20,
			2009
	Years ended December 31,		(inception) to
			December 31,
	2011	2010	2009
	(in thousands)
Net sales	$238,244	$120,380	$33
Cost of sales:
Finished goods	228,952	110,686	588
Derivative losses, net	6,657	3,977	—
Gross profit (loss)	2,635	5,717	(555)
Selling, general, and administrative expenses	1,748	1,400	105
Depreciation	5,292	5,279	199
Gains on asset dispositions	11	40	—
Operating loss	(4,394)	(922)	(859)
Interest expense:
SEACOR	(1,195)	(783)	(7)
Nonaffiliates	(119)	(152)	—
Net loss	$(5,708)	$(1,857)	$(866)

See accompanying notes to financial statements.

ILLINOIS CORN PROCESSING LLC

Statements of Changes in Members’ Equity and Comprehensive (Loss) Income

Years ended December 31, 2011 and 2010 and period from November 20, 2009 (Inception) through December 31, 2009

(in thousands)

			Accumulated
			other
	Contributed	Accumulated	comprehensive		Comprehensive
	capital	deficit	(loss) income	Total	(loss) income
November 20, 2009 (inception)	$30,000	$—	$—	$30,000
Net loss	—	(866)	—	(866)	$(866)
December 31, 2009	30,000	(866)	—	29,134	$(866)
Contribution of capital	2,000	—	—	2,000
Net loss	—	(1,857)	—	(1,857)	$(1,857)
Postretirement benefit obligation	—	—	(342)	(342)	(342)
December 31, 2010	32,000	(2,723)	(342)	28,935	$(2,199)
Net loss	—	(5,708)	—	(5,708)	$(5,708)
Postretirement benefit obligation	—	—	328	328	328
December 31, 2011	$32,000	$(8,431)	$(14)	$23,555	$(5,380)

See accompanying notes to financial statements.

ILLINOIS CORN PROCESSING LLC

Statements of Cash Flows

			November 20,
			2009
	Years ended		(inception) to
	December 31,		December 31,
	2011	2010	2009
	(in thousands)
Cash flows from operating activities:
Net loss	$(5,708)	$(1,857)	$(866)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5,292	5,279	199
Postretirement benefit expense	77	74	—
Gains on disposition of assets	(11)	(40)	—
Derivative losses, net	6,657	3,977	—
Cash settlements on derivative transactions, net	(5,773)	(2,732)	—
Margin deposits	1,261	(1,631)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,846)	(5,649)	(94)
Inventories	2,296	(12,085)	(2,300)
Prepaid expenses and deposits	1,897	(3,854)	(337)
Accounts payable and accrued expenses	192	4,126	2,461
Net cash provided by (used in) operating activities	334	(14,392)	(937)
Cash flows from investing activities:
Purchases of property and equipment	(1,299)	(5,163)	(29,063)
Proceeds from disposition of property and equipment	11	40	—
Net cash used in investing activities	(1,288)	(5,123)	(29,063)
Cash flows from financing activities:
Capital contributions from members	—	2,000	30,000
Proceeds from equipment financing and other long-term debt	72	3,308	—
Principal payments on equipment financing and other long-term debt	(1,215)	(263)	—
Proceeds from SEACOR term loan	—	8,000	2,000
Principal payments on SEACOR term loan	(1,230)	(2,223)	—
Proceeds from SEACOR revolving credit facility	76,200	28,700	—
Principal payments on SEACOR revolving credit facility	(71,900)	(19,400)	—
Net cash provided by financing activities	1,927	20,122	32,000
Increase in cash	973	607	2,000
Cash, Beginning of year	2,607	2,000	—
Cash, End of year	$3,580	$2,607	$2,000
Supplemental information:
Interest paid	$1,168	$734	$—

See accompanying notes to financial statements.

ILLINOIS CORN PROCESSING LLC

Notes to Financial Statements

December 31, 2011 and 2010

(1)	Nature of Operations and Accounting Policies

(a)	Nature of Operations

Illinois Corn Processing LLC (the Company) consists of two members, Illinois Corn Processing Holdings Inc. and MGP Processing, Inc. (MGP). Illinois Corn Processing Holdings Inc. (Holdings) is a wholly owned subsidiary of SEACOR Energy Group Inc. (along with its other majority-owned subsidiaries and SEACOR Holdings Inc. and its majority-owned subsidiaries, collectively referred to as SEACOR). The Company was formed on November 20, 2009 (Inception) through MGP’s contribution of a previously idled manufacturing plant and the sale of a 50% interest to SEACOR for $15.0 million in cash. Capital contributions, distributions, and allocations of net income or loss are made based on each member’s proportionate share of ownership, and the liability of the members is limited to their investment in the Company.

Upon formation of the Company, SEACOR provided funding to the Company through a $10.0 million term loan with a  maturity in November 2014 and a $20.0 million revolving credit facility with an original maturity in November 2012, subject to certain borrowing restrictions, both of which are secured by all of the assets of the Company (see Note 4).

The Company is in the business of manufacturing alcohol for beverage, industrial, and fuel applications. Certain finished goods are sold exclusively to MGP and SEACOR in accordance with marketing agreements between the Company, MGP, and SEACOR.  These marketing agreements automatically renew subject to terms specified in the agreements following the review by the Company, MGP and Holdings of material terms each year.  Certain coproducts and by-products of the manufacturing process are sold to other unrelated third parties.

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

The Company has performed an evaluation of subsequent events through March 9, 2012, the date the financial statements were available to be issued.

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

December 31, 2011 and 2010

(1)	Nature of Operations and Accounting Policies (continued)

(e)	Trade Receivables

The Company’s primary customers are its two members. Customers are granted credit on a short-term basis and credit risks are considered minimal. The Company routinely reviews its trade receivables and makes provisions for doubtful accounts based on existing customer and economic conditions; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted. The allowance for doubtful accounts as of December 31, 2011 was related to amounts due from MGP.

(f)	Margin Deposits

The Company’s margin deposits consist of cash on deposit with its futures commission merchant in support of its open derivative contracts (see Note 3). The amount of margin deposit required to be maintained varies and is based on the number of open derivative contracts and the fair value of those contracts. As of December 31, 2011, the Company’s net derivative liability exceeded its margin deposits by $1.8 million. As of December 31, 2010, the Company’s margin deposits exceeded its net derivative liability by $0.4 million.

(g)	Inventories

Raw and maintenance material inventories are stated at the lower of cost (using the average cost method) or market. Finished goods and work in process inventories are stated at the lower of cost (using the average cost method for inputs and the standard cost method for value added) or market. Inventories consist of finished goods (alcohol), raw materials in the form of agricultural commodities used in the production process, and certain maintenance materials for the manufacturing and production facility.

As of December 31, the Company’s inventories consisted of the following (in thousands):

	2011	2010
Raw materials	$2,872	$3,831
Finished goods	6,375	8,981
Work in process	1,865	1,405
Maintenance materials	997	980
Lower of cost or market reserve	(32)	(824)
	$12,077	$14,373

ILLINOIS CORN PROCESSING LLC

Notes to Financial Statements

December 31, 2011 and 2010

(1)	Nature of Operations and Accounting Policies (continued)

(h)	Derivative Instruments

The Company accounts for derivatives through the use of a fair value concept whereby all of the Company’s derivative positions are stated at fair value in the accompanying balance sheets. Realized and unrealized gains and losses on derivatives are reported in the accompanying statements of operations as derivative losses, net. As of December 31, 2011, 2010, and 2009, the Company had not designated any of its derivative instruments as fair value or cash flow hedges.

(i)	Concentrations of Credit Risk

The Company is exposed to concentrations of credit risk associated with its cash, margin deposits, raw material purchase commitments, and derivative instruments. The Company minimizes its credit risk relating to these positions by monitoring the financial condition of the financial institutions and counterparties involved and by primarily conducting business with large, well-established financial institutions and diversifying its counterparties. The Company does not currently anticipate nonperformance by any of its significant counterparties. The Company is also exposed to concentrations of credit risk relating to its receivables due from customers as described above. The Company does not generally require collateral or other security to support its outstanding receivables. The Company minimizes its credit risk relating to receivables by performing ongoing credit evaluations and, to date, credit losses have not been material.

(j)	Property and Equipment

Equipment, stated at cost, is depreciated using the straight-line method over the estimated useful life of the asset to an estimated salvage value.

The estimated useful life (in years) of each of the Company’s major asset classes was as follows:

Warehouse, buildings, and improvements	20
Machinery and equipment	3 – 10

The Company’s major classes of property and equipment as of December 31 were as follows (in thousands):

	2011	2010
Land	$1,100	$1,100
Warehouses, buildings, and improvements	3,533	3,533
Machinery and equipment	30,906	29,315
Construction in progress	—	291
	$35,539	$34,239

ILLINOIS CORN PROCESSING LLC

Notes to Financial Statements

December 31, 2011 and 2010

(1)	Nature of Operations and Accounting Policies (continued)

Depreciation expense totaled $5.3 million, $5.3 million, and $0.2 million for the years ended December 31, 2011, 2010, and for the period Inception through December 31, 2009, respectively.

Equipment maintenance and repair costs are expensed as incurred.

(k)	Impairment of Long-Lived Assets

The Company performs an impairment analysis of long-lived assets used in operations when indicators of impairment are present. If the carrying values of the assets are not recoverable, as determined by the estimated undiscounted cash flows, the carrying values of the assets are reduced to fair value. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. During the years ended December 31, 2011 and 2010, and the period November 20, 2009 (inception) through December 31, 2009, the Company recognized no impairment charges related to long-lived assets held for use.

(l)	Income Taxes

The income or loss of the Company is included in the taxable income or loss of its individual members, and therefore, no provision for income taxes is included in the accompanying financial statements.

(m)	Postretirement Benefit Plan

The Company sponsors a postretirement benefit plan that provides life insurance and medical benefits to certain retired employees (see Note 5). The Company periodically measures the obligation for this plan using actuarial techniques that reflect management’s assumptions for certain factors that impact the determination of the obligation and recognizes an asset or liability in the accompanying balance sheets based on the funded status of the plan. The Company’s obligation under this plan was unfunded as of December 31, 2011 and 2010.

(n)	Comprehensive Loss

Comprehensive loss is the total of net loss and all other changes in equity of an enterprise that result from transactions and other economic events of a reporting period other than transactions with owners. The Company has chosen to disclose comprehensive loss in the accompanying statements of changes in members’ equity. The Company’s other comprehensive loss comprises changes in postretirement benefit obligations.

ILLINOIS CORN PROCESSING LLC

Notes to Financial Statements

December 31, 2011 and 2010

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

The Company’s financial assets and liabilities as of December 31 that are measured at fair value on a recurring basis were as follows (in thousands):

2011	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$575	$—	$—
Liabilities:
Derivative instruments	$2,704	$—	$—

2010
Assets:
Derivative instruments	$1,241	$—	$—
Liabilities:
Derivative instruments	$2,486	$—	$—

ILLINOIS CORN PROCESSING LLC

Notes to Financial Statements

December 31, 2011 and 2010

(2)	Fair Value Measurements (continued)

The estimated fair value of the Company’s other financial assets and liabilities as of December 31 were as follows (in thousands):

	2011		2010
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Assets:
Cash	$3,580	$3,580	$2,607	$2,607
Margin Deposits	369	369	1,631	1,631
Liabilities:
Long-term debt, including current portion	$22,049	$22,039	$20,122	$20,258

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

(3)	Derivative Instruments and Hedging Strategies

Derivative instruments are classified as either assets or liabilities based on their individual fair values. Derivative assets and liabilities are included in derivative assets and derivative liabilities, respectively, in the accompanying balance sheets. For the years ended December 31, 2011 and 2010, the Company had not designated any of its derivative activities as hedging instruments. The fair values of the Company’s derivative instruments as of December 31 were as follows (in thousands):

	2011		2010
	Derivative	Derivative	Derivative	Derivative
	asset	liability	asset	liability
Exchange-traded commodity swap and future contracts:
Corn	$575	$2,443	$617	$—
Natural gas	—	261	68	—
Ethanol	—	—	556	2,486
	$575	$2,704	$1,241	$2,486

ILLINOIS CORN PROCESSING LLC

Notes to Financial Statements

December 31, 2011 and 2010

(3)	Derivative Instruments and Hedging Strategies (continued)

The Company recognized gains (losses) on derivative instruments for the periods ended December 31 as follows (in thousands):

	Derivative gains (losses), net
	2011	2010
Exchange-traded commodity swap and future contracts:
Corn	$(3,847)	$4,704
Natural gas	(960)	(1,343)
Ethanol	(1,850)	(7,338)
	$(6,657)	$(3,977)

The Company enters and settles positions in various exchange-traded commodity swap and future contracts (primarily corn, natural gas, and ethanol) to protect its inventories from market changes and to provide value to the Company should there be a sustained decline in the price of commodities that could lead to a reduction in the cash flows of the Company.

(4)	Long-Term Debt

The Company’s borrowings as of December 31 were as follows (in thousands):

	2011	2010
Term loan (due to SEACOR)	$6,547	$7,777
Revolving credit facility (due to SEACOR)	13,600	9,300
Equipment financing and other (due to nonaffiliates)	1,902	3,045
	22,049	20,122
Portion due within one year	(3,286)	(2,258)
	$18,763	$17,864

The Company’s long-term debt maturities for the years ended December 31 are as follows (in thousands):

2012	$3,286
2013	15,598
2014	3,165
$22,049

ILLINOIS CORN PROCESSING LLC

Notes to Financial Statements

December 31, 2011 and 2010

(4)	Long-Term Debt (continued)

(a)	Term Loan

On November 20, 2009, upon formation of the Company, SEACOR provided funding to the Company through a $10.0 million term loan (the Term Loan) with a maturity in November 2014 secured by all of the Company’s assets. Interest on the Term Loan is equal to the 30-day LIBOR plus an applicable margin of 550 basis points and resets monthly. Beginning June 30, 2010, minimum principal payments become due quarterly, as defined. Additional principal payments are required to be made quarterly, also beginning June 30, 2010, based on minimum earnings requirements, as defined. The Term Loan contains certain covenants including, among others, a provision that does not allow the Company to incur a quarterly loss, as defined, in excess of $0.5 million (the Quarterly EBITDA Covenant); suffer three consecutive fiscal quarters of losses, as defined, equaling or exceeding $1.5 million in the aggregate (the Three Consecutive Quarters EBITDA Covenant); or at any time allow the Company’s net working capital to be less than $2.5 million (the Working Capital Covenant).

During the year ended December 31, 2011, the Company made scheduled minimum principal payments of $1.1 million, additional principal payments of $0.2 million, and also accrued $1.3 million for additional principal payments based on minimum earning requirements that are scheduled to be paid no later than March 31, 2012. For the quarters ended June 30, 2011 and September 30, 2011, the Company was not in compliance with the Quarterly EBITDA Covenant and for the quarter ended September 30, 2011, the Company was not in compliance with the Three Consecutive Quarters EBITDA Covenant. During the year ended December 31, 2010, the Company made scheduled minimum principal payments of $0.8 million and additional principal payments of $1.4 million. For the quarter ended March 31, 2010, the Company was not in compliance with the Quarterly EBITDA Covenant. The Company received waivers from SEACOR for all periods in 2011 and 2010 it was not in compliance with these covenants.

(b)	Revolving Credit Facility

On November 20, 2009, upon formation of the Company, SEACOR provided funding to the Company through a $20.0 million revolving credit facility (the Revolver) with a maturity in November 2012, subject to certain borrowing restrictions and secured by all of the Company’s assets. On February 27, 2011, the Company and SEACOR amended the Revolver to extend the maturity to January 1, 2013. The amount available for borrowing at any given time is determined by formula based on the current outstanding balance, the amount of the Company’s outstanding accounts receivable balance, and the carrying value of its inventories. Interest on the Revolver is equal to the 30-day LIBOR plus an applicable margin of 550 basis points and resets monthly. During the year ended December 31, 2011 and 2010, the Company made net borrowings on the Revolver of $4.3 million and $9.3 million, respectively, and as of December 31, 2011, $6.0 million of availability remained under the Revolver. The Revolver contains certain covenants including, among others, the Quarterly EBITDA Covenant, the Three Consecutive Quarters EBITDA Covenant, and the Working Capital Covenant.

ILLINOIS CORN PROCESSING LLC

Notes to Financial Statements

December 31, 2011 and 2010

(4)	Long-Term Debt (continued)

For the quarters ended June 30, 2011 and September 30, 2011, the Company was not in compliance with the Quarterly EBITDA Covenant. For the quarter ended September 30, 2011, the Company was not in compliance with the Three Consecutive Quarters EBITDA Covenant and for the quarter ended March 31, 2010, the Company was not in compliance with the Quarterly EBITDA Covenant. The Company has received waivers from SEACOR for all periods in 2011 and 2010 it was not in compliance with these covenants.

(c)	Equipment Financing

On January 29, 2010, the Company secured $2.7 million in equipment financing (the Equipment Financing), with a maturity in January 2013, for the acquisition of certain equipment used in the Company’s manufacturing process. The Equipment Financing requires three annual principal and interest payments of $1.0 million each beginning in January 2011 through 2013. The imputed interest rate on the Equipment Financing is 5.73% per annum. As of December 31, 2011 and 2010, the outstanding balance on the Equipment Financing was $1.9 million and $2.7 million, respectively.

(d)	Other

The Company’s other obligation consists of insurance financing and was paid in full in 2011. As of December 31, 2010, the outstanding balance on the insurance financing was $0.4 million.

(5)	Benefit Plans

(a)	Savings Plan

The Company provides a defined contribution plan to its employees (the Savings Plan). The Company’s contribution to the Savings Plan is limited to 7% of certain employee’s salary, regardless of their contribution to the plan while other employees are not eligible for a matching contribution. The Company’s Savings Plan costs were $0.2 million for each of the years ended December 31, 2011 and  2010 and was not material for the period Inception through December 31, 2009.

(b)	Postretirement Benefit Plan

During 2010, the Company established a contributory qualified postretirement benefit plan (the Benefit Plan) that provides life insurance and certain medical benefits, including prescription drug coverage, to certain eligible retired employees. Contributions are adjusted annually and the plan contains fixed deductibles, coinsurance, and out-of-pocket limitations.  Effective April 11, 2011, the Company and its labor union agreed to a new contract that resulted in a reduction in the number of employees eligible for the Benefit Plan.

The Benefit Plan’s liabilities are unfunded as it is the Company’s policy to fund benefits payable as they are due. No employees are currently in the Benefit Plan or expected to become eligible during 2012, and the Company does not expect to contribute to the Benefit Plan during 2012. The Company’s measurement date for the Benefit Plan is December 31.

ILLINOIS CORN PROCESSING LLC

Notes to Financial Statements

December 31, 2011 and 2010

(5)	Benefit Plans (continued)

The change in the accumulated benefit obligation for the Benefit Plan for the years ended December 31, 2011 and 2010 was as follows (in thousands):

	Accumulated benefit obligation
	2011	2010
Beginning of year	$416	$—
Service cost	12	19
Interest cost	11	23
Actuarial loss	93	16
Unrecognized prior service cost	(366)	358
End of year	$166	$416

In order to estimate the Company’s accumulated benefit obligation, it makes certain assumptions. The accumulated benefit obligation as of December 31, 2011 and 2010 assumed a discount rate of 2.92% and 5.41%, respectively.

The components of net periodic benefit cost for the Benefit Plan for the years ended December 31, 2011 and 2010 were as follows (in thousands):

	Net periodic benefit cost
	2011	2010
Service cost	$12	$19
Interest cost	11	23
Amortization of unrecognized prior service cost	12	32
	$35	$74

	Curtailment Loss
	2011	2010
Curtailment loss - modifications to benefits	$42	$—

In order to estimate the Company’s net periodic benefit cost, it makes certain assumptions. The net periodic benefit cost for the years ended December 31, 2011 and 2010 assumed discount rates of 5.41% (January through April 10, 2011) and 3.83% (April 11 through December 31, 2011) and 6.23%, respectively, a healthcare cost trend rate of 8.0% and 9.0%, respectively, and an ultimate healthcare cost trend rate of 5.0% and 5.0%, respectively. The Company further assumed the healthcare cost trend rate would be achieved in 2018. A one-percentage-point increase or decrease in the assumed healthcare cost trend rate as of December 31, 2011 and 2010 would not have had a material impact on the accumulated benefit obligation or the service and interest cost.

ILLINOIS CORN PROCESSING LLC

Notes to Financial Statements

December 31, 2011 and 2010

(5)	Benefit Plans (continued)

The Company further assumed the average service time to full eligibility was approximately four years and is amortizing its unrecognized prior service cost over that period.

During 2011, the Company estimates the amount of accumulated other comprehensive loss expected to be recognized as net periodic benefit cost to be approximately $14,000 and the total net periodic benefit cost to be approximately $166,000, in the aggregate.

The amount of expected benefits to be paid, net of retiree contributions, as of December 31, 2011, was as follows (in thousands):

2012	$—
2013	40
2014	15
2015	34
2016	40
2017 – 2021	98
$227

(6)	Related-Party Transactions

Certain of the Company’s personnel are employees of SEACOR or MGP. The costs and expenses for these personnel are included in selling, general, and administrative expenses in the statements of operations and consist of direct wage and benefit costs. For the years ended December 31, 2011, 2010, and the period November 20, 2009 (inception) through December 31, 2009, these costs totaled $0.6 million, $0.6 million, and $0.2 million, respectively.

In addition, the Company has entered into various debt agreements with SEACOR (see Note 4) and during the years ended December 31, 2011, and 2010, 79% and 81%, respectively, of the Company’s net sales were to the Company’s two members.  During the years ended December 31, 2011, net sales to SEACOR and MGP were $118.2 million and $69.8 million, respectively. During the years ended December 31, 2010, net sales to SEACOR and MGP were $40.6 million and $56.5 million, respectively. The loss of one of the Company’s members as a customer would have a material adverse effect on the Company’s results of operations.

ILLINOIS CORN PROCESSING LLC

Notes to Financial Statements

December 31, 2011 and 2010

(7)	Commitments and Contingencies

As of December 31, 2011 and 2010, the Company had purchase commitments of $7.6 million and $6.7 million, respectively, for raw materials, primarily corn, for use in its manufacturing process.

As of December 31, 2011, the Company had 69 employees, 42 of whom are covered by a collective bargaining agreement with one labor union. Effective April 11, 2011, the Company and its labor union agreed to a new contract that will expire October 31, 2016. The labor contract that covers substantially all of the employees at the Company’s manufacturing plant addresses predetermined wage escalation over the life of the agreement, changes the Company’s contribution to its 401(k) plan in 2012, and addresses other general work rule provisions.

The Limited Liability Company Agreement entered into on November 20, 2009, between Holdings and MGP (the LLC Agreement), contains certain covenants including, among others, the Quarterly EBITDA Covenant, the Three Consecutive Quarters EBITDA Covenant, and the Working Capital Covenant. In the event of non-compliance with these covenants, MGP or Holdings would have the right to shut down the plant in which case the Term Loan and Revolver would immediately become due and payable.

For the quarters ended March 31, 2010, June 30, 2011 and September 30, 2011, the Company was not in compliance with the Quarterly EBITDA Covenant and for the quarter ended September 30, 2011, the Company was not in compliance with the Three Consecutive Quarters EBITDA Covenant. The Company has received waivers from MGP and Holdings for all periods in 2011 and 2010 it was not in compliance with these covenants.

(8)	Subsequent Events

On February 1, 2012, Holdings acquired an additional 20% equity interest in the Company from MGP for $9.1 million. Pursuant to the LLC Agreement the purchase price was based on a predetermined enterprise value of the Company plus capital improvements made since inception. Following this transaction, Holdings owns 70% of the Company.

(d)           The exhibits required by Item 601 of Regulation S-K are set forth in the Exhibit Index below.

EXHIBIT LIST

2.1
Asset Purchase Agreement between MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and Sergeants Pet Care Products, Inc.  (Incorporated by reference to Exhibit 2 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

2.2
Agreement of Merger and Plan of Reorganization, dated as of January 3, 2012,  by and among MGPI Processing, Inc. (formerly MGP Ingredients, Inc.),  MGP Ingredients, Inc. (formerly MGPI Holdings, Inc.) and MGPI Merger Sub, Inc. (Incorporated by reference to Exhibit 2 of the Company's current report on Form 8-K filed January 5, 2012 (File number 000-17196))

2.3
Asset Purchase Agreement by and among Lawrenceburg
Distillers Indiana, LLC, Angostura US Holdings Limited and MGPI of Indiana, LLC, dated October 20, 2011  (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed December 28, 2012 (File number 000-17196))

3.1.1
Articles of Incorporation of MGP Ingredients, Inc. (formerly MGPI Holdings, Inc.), as amended (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed January 5, 2012) (File number 000-17196))

3.1.2
Certificate of Amendment to Articles of Incorporation of MGP Ingredients, Inc. (formerly MGPI Holdings, Inc.) (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed January 5, 2012) (File number 000-17196))

3.2	Bylaws of MGP Ingredients, Inc. (formerly MGPI Holdings, Inc.) (Incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed January 5, 2012) (File number 000-17196)
4.1
Credit and Security Agreement dated July 21, 2009 between MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and Wells Fargo Bank, National Association and Revolving Note (Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.1.1
Patent and Trademark Security Agreement dated as of July 21, 2009 between MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1.1 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.1.2
Assignment of Membership Interests  dated as of July 21, 2009 between MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and Wells Fargo Bank, National Association, relating to MGPI of Indiana, LLC (formerly, Firebird Acquisitions, LLC) (Incorporated by reference to Exhibit 4.1.2 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.1.3
Stock Pledge Agreement dated as of July 21, 2009 between MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and Wells Fargo Bank, National Association, relating to stock of Midwest Grain Pipeline, Inc. (Incorporated by reference to Exhibit 4.1.3 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.1.4
Control Agreement and Assignment of Hedging Account among Wells Fargo Bank, National Association, MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and ADM Investor Services, Inc. (Incorporated by reference to Exhibit 4.1.4 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.1.5
Form of Mortgage relating to MGPI Processing, Inc.'s (formerly MGP Ingredients, Inc.) Onaga plant in favor of Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1.6 below, which was filed in the same form in Pottawatomie County, Kansas)

4.1.6
Amended and Restated Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated as of August 31, 2009 relating to MGPI Processing, Inc.'s (formerly MGP Ingredients, Inc.) Atchison facility in favor of Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1.6 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.1.7
Form of Mortgage relating to a tract of land owned by MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) in Wyandotte County, Kansas in favor of  Wells Fargo Bank, national Association (Incorporated by reference to Exhibit 4.1.6 above, which was filed in the same form in Wyandotte County, Kansas)

4.1.8
Consent and Release dated August 19, 2009 between Wells Fargo Bank, National Association and MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) (Incorporated by reference to Exhibit 4.1.9 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.1.9
Consent and Release dated December 21, 2009, between Wells Fargo Bank, National Association and MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) (Incorporated by reference to Exhibit 4.1.9 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2009 (File number 000-17196))

4.1.10
Consent dated December 31, 2009 from Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1.10 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2009 (File number 000-17196))

4.1.11.1
Assignment of Membership Interest to Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1.11 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2009 (File number 000-17196))

*4.1.11.2	Partial Release of Collateral Agreement dated January 30, 2012.
4.1.12
Consent dated February 2, 2010 from Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 4.1.12 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2010 (File number 000-17196))

4.1.13
Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated February 15, 2010 to Wells Fargo Bank, National Association, relating to MGPI Processing, Inc.'s (formerly MGP Ingredients, Inc.) Executive Office Building & Technical Center in Atchison, Kansas (Incorporated by reference to Exhibit 4.1.13 of the Company's Quarterly Report on Form 10-Q for the Quarter ended March  31, 2010 (File number 000-17196))

4.1.14
Bond Pledge and Security Agreement dated February 15, 2010 by and among MGPI Processing, Inc. (formerly MGP Ingredients, Inc.), Commerce Bank, as Trustee and Wells Fargo Bank, National Association relating to City of Atchison, Kansas, $7,000,000 original principal amount of Taxable Industrial Revenue Bonds, Series 2006 (MGP Ingredients, Inc. Project) (Incorporated by reference to Exhibit 4.1.14 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2010 (File number 000-17196))

4.1.15	First Amendment to Credit and Security Agreement dated June 30, 2010 (Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K filed July 7, 2010 (File No. 0-07196))
4.1.16
Second Amendment to Credit and Security Agreement, dated January 20, 2011.  (Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010  (File Number 000-17196)

4.1.17
Third Amendment to Credit and Security Agreement, dated October 20, 2011 (Incorporated by reference to Exhibit 4.0 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File number 000-17196))

4.1.18
Amended and Restated Revolving Note dated October 20, 2011(Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011  (File number 000-17196))

4.1.19
Continuing Guaranty to Wells Fargo Bank, National Association from MGPI of Indiana, LLC and Midwest Grain Pipeline, Inc., dated October 20, 2011(Incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File number 000-17196))

4.1.20
Third Party Security Agreement dated October 20, 2011 by and among Wells Fargo Bank, National Association, MGPI of Indiana, LLC and Midwest Grain Pipeline, Inc. (Incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File number 000-17196))

*4.1.21
Assignment and Assumption of Note and Credit Agreement and the Fourth Amendment to the Credit Agreement between MGP Ingredients, Inc. (formerly MGPI Holdings, Inc.) and Wells Fargo Bank, National Association

*4.1.22	Continuing Guaranty to Wells Fargo Bank, National Association from MGPI Processing, Inc. (formerly MGP Ingredients, Inc.)
*4.1.23	Third Party Security Agreement by and between Wells Fargo Bank, National Association and MGPI Processing, Inc. (formerly MGP Ingredients, Inc.)
4.2
Commercial Security Agreement from MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) to Union State Bank of Everest dated March 31, 2009 (Incorporated by reference to Exhibit 4.5.2 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.2.1
Amendment to Commercial Security Agreement dated as of July 20, 2009 between MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and Union State Bank of Everest (Incorporated by reference to Exhibit 4.5.3 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.3
Promissory Note dated July 20, 2009 from MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) to Union State Bank of Everest in the initial principal amount of $2,000,000 (Incorporated by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.3.1
Commercial Security Agreement dated  July 20, 2009 from MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) to Union State Bank of Everest relating to equipment at Atchison Plant and Onaga plant (Incorporated by reference to Exhibit 4.6.1 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.3.2
Mortgage dated July 20, 2009 from MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) to Union State Bank of Everest relating to the Atchison plant (Incorporated by reference to Exhibit 4.6.2 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.4
Intercreditor Agreement between Wells Fargo Bank, National Association and Union State Bank of Everest (Incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.5
Trust Indenture Dated as of December 28, 2006 relating to $7,000,000 Taxable Industrial Revenue Bonds Series 2006 (MGP Ingredients Project) (Incorporated by Reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q for the Quarter ended December 31, 2006 (File number 000-17196))

4.6
Lease dated as of December 28, 2006 between the City of Atchison, as Issuer and MGPI Processing, Inc. (formerly MGP Ingredients, Inc.), as tenant relating to $7,000,000 Taxable Industrial Revenue Bonds Series 2006 (MGP Ingredients Project) (Incorporated by Reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the Quarter ended December 31, 2006 (File number 000-17196))

4.7
Master Lease Agreement dated as of June 28, 2011 between U.S. Bancorp Equipment Finance, Inc. and MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and related bill of sale and Schedules  #001-0018787-001and 1166954-001-0018787-001 (Incorporated by reference to Exhibit 4.7 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2011(File number 000-17196))

4.7.1
Mortgagee's Waiver executed by Union State Bank of Everest (Incorporated by reference to Exhibit 4.7.1 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (File number 000-17196))

4.7.2
Mortgagee's Waiver and lien release executed by Wells Fargo Bank National Association (Incorporated by reference to Exhibit 4.7.2 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2011(File number 000-17196))

4.8	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the Commission upon request.
9.1	Copy of Cray Family Trust (Incorporated by reference to Exhibit 1 of Amendment No. 1 to Schedule 13D of Cloud L. Cray, Jr. dated November 18, 1994))
9.2
First Amendment to Cray Family Trust dated November 13, 1980 (Incorporated by reference to Exhibit 9.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 (File number 000-17196))

9.3
Voting Trust Agreement dated as of November 16, 2005 among Cloud L. Cray, Jr., Richard B. Cray and Laidacker M. Seaberg, as trustees of the Cray Family Trust and Cloud L. Cray, Jr., Richard B. Cray and Laidacker M. Seaberg, as trustees (Incorporated by reference to Exhibit 9.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 (File number 000-17196))

9.4	First Amendment to Voting Trust Agreement (Incorporated by reference to Exhibit 9.4 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 20, 2010 (File number 000-17196))

10.1
Assumption Agreement, dated as of January 3, 2012,  between MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and MGP Ingredients, Inc. (formerly MGPI  Holdings, Inc.) (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed January 5, 2012 (File number 000-17196))

10.2	Summary of informal cash bonus plan (Incorporated by reference to Exhibit 10(a) of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 20, 2004 (File number 000-17196))
10.3	Copy of MGP Ingredients, Inc. Stock Incentive Plan of 1996 as amended (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File number 333-51849))
10.4
Form of Stock Option with respect to stock options granted under the MGP Ingredients, Inc. Stock Incentive Plan of 1996 (Incorporated by reference to Exhibit 10(e) to the Company’s Form 10-K for the year ended June 30, 1996 (File number 000-17196))

10.5
Copy of MGP Ingredients, Inc. 1996 Stock Option Plan for Outside Directors, as amended (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File number 333-51849))

10.6
Copy of MGP Ingredients, Inc. 1998 Stock Incentive Plan for Salaried Employees , as amended (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File number 333-51849))

10.7
Form of Stock Option with respect to stock options granted under the MGP Ingredients, Inc. 1998 Stock Incentive Plan for Salaried Employees (Incorporated by reference to Exhibit 10(e) to the Company’s Form 10-K for the year ended June 30, l996 (File number 000-17196))

10.8
Copy of amendments to Options granted under MGP Ingredients, Inc. Stock Option Plans (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (File number 000-17196))

10.9
Form of Option Agreement for the grant of Options under the MGP Ingredients, Inc. 1996 Stock Option Plan for Outside Directors, as amended (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (File number 000-17196))

10.10
Form of Amended Option Agreements for the grant of Options under the MGP Ingredients, Inc. 1998 Stock Incentive Plan for Salaried Employees (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (File number 000-17196))

10.11
Form of Option Agreement for the grant of Options under the MGP Ingredients, Inc. Stock Incentive Plan of 1996, as amended (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (File number 000-17196))

10.12
Form of Incentive Stock Option Agreement approved on December 7, 2000, for use thereafter under the Stock Incentive Plan of 1996 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2000 (File number 000-17196))

10.13
Form of Incentive Stock Option Agreement approved on December 7, 2000 for use thereafter under the 1998 Stock Incentive Plan for Salaried Employees (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2000 (File number 000-17196))

10.14
Form of Memorandum of Agreement Concerning Options approved on December 7, 2000 between the Company and certain members of senior management, including the following named executive officer:  Randall M. Schrick (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended December 31, 2000 (File number 000-17196))

10.15
Form of Memorandum of Agreement Concerning Options approved on December 10, 2001 between the Company and certain members of senior management, including the following named executive officer: Randall M. Schrick (Incorporated by reference to Exhibit 10 to the Company’s form 10-Q for the quarter ended December 31, 2001 (File number 000-17196))

10.16	Stock Incentive Plan of 2004, as amended (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statements on Form S-8 (File numbers 333-162625 & 333-119860))
10.17
Guidelines for Issuance of Fiscal 2005 Restricted Share Awards (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2004 (File number 000-17196))

10.18
Agreement with Ladd M. Seaberg as to Award of Restricted Shares Granted under the Stock Incentive Plan of 2004 (A similar agreement has been made with the following named executive officer as to the number of shares indicated:  Randy M. Schrick – 7,000 shares (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2004 (File number 000-17196))

10.19
Guidelines for Issuance of Fiscal 2006 Restricted Share Awards (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File number 000-17196))

10.20
Agreement with Ladd M. Seaberg as to Award of Restricted Shares Granted under the Stock Incentive Plan of 2004 (A similar agreement has been made with the following named executive officer as to the number of shares indicated:  Randy M. Schrick – 13, 500 shares) (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File number 000-17196))

10.21
Consent Agreement between MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and the Kansas Department of Health and Environment dated January 11, 2006 (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File number 000-17196))

10.22	Amendment 1 of Consent Agreement and Final Order of the Secretary (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed May 26, 2010 (File number 000-07196))
10.23	Amendment 2 of Consent Agreement and Final Order of the Secretary (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 26, 2010 (File number 000-07196))
10.24.1
Form of Indemnification Agreement between MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and its Directors and Executive Officers (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly report on Form 10-Q for the quarter ended December 31, 2006. (File number 000-17196))

10.24.2
Form of Indemnification Agreement between MGP Ingredients, Inc. (formerly MGPI Holdings, Inc. ) and its Directors and Executive Officers (Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed January 5, 2012 (File number 000-17196)

10.25
Guidelines for Issuance of Fiscal 2007 Restricted Share Awards (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly report on Form 10-Q for the quarter ended December 31, 2006 (File number 000-17196))

10.26
Agreement with Ladd M. Seaberg as to Award of Restricted Shares Granted under the Stock Incentive Plan of 2004 with respect to Fiscal 2007 (Similar agreements have been made with the following named executive officers as to the number of shares indicated following their respective names: Timothy W. Newkirk – 9,200 shares; Randy M. Schrick – 9,300 shares; (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly report on Form 10-Q for the quarter ended December 31, 2006 (File number 000-17196))

10.27
Lease dated as of December 28, 2006 between the City of Atchison, as Issuer and MGPI Processing Inc. (formerly MGP Ingredients, Inc.), as tenant relating to $7,000,000 Taxable Industrial Revenue Bonds Series 2006 (MGP Ingredients Project  (Incorporated by reference to Exhibit 10.6 of the Company's Quarterly report on Form 10-Q for the quarter ended December 31, 2006 (File number 000-17196))

10.28
Non-Employee Directors Restricted Share Award Agreement for fiscal 2007 of Cloud L. Cray. Similar agreements were made for the same number of shares with Michael Braude, John Byom, Gary Gradinger, Linda Miller, Daryl Schaller and John Speirs.  (Incorporated by reference to Exhibit 3(b) of the Company's Current Report on Form 8-K filed June 19, 2007 (File number 000-17196))

10.29
Non-Employee Directors’ Restricted Stock  and Restricted Unit Plan, as amended  and restated  (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed January 5, 2012 (File number 000-17196))

10.30
Guidelines for Issuance of Fiscal 2008 Restricted Share Awards (Incorporated by reference from Ex. 10(ss) of the Company's Annual Report on Form 10-K for the Fiscal Year ended July 1, 2007 (File number 000-17196))

10.31
Agreement with Brian Cahill as to Award of Restricted Shares Granted Under the Stock Incentive Plan of 2004 with respect to Fiscal 2008 (Similar agreements have been made with the following named executive officers as to the number of shares indicated following their respective names Timothy W. Newkirk – 17,695;  Randy M. Schrick - 13,530; and Donald Coffey – 10,834.) (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed  November 21, 2008 (File number 000-17196))

10.32
Guidelines on issuance of Fiscal 2009 Restricted Share Awards (Incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 20, 2010 (File number 000-17196))

10.33
Agreement with Timothy Newkirk as to Award of Restricted Shares Granted Under the Stock Incentive Plan of 2004 with respect to Fiscal 2009 (Similar agreements have been made with the following named executive officers as to the number of shares indicated following their respective names –Randy M. Schrick - 24,500 and Donald Coffey – 21,000.) (Incorporated by reference to Exhibit 10.49 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

10.34
Interim Services Agreement, dated as of April 14, 2009, by and between Tatum, LLC and MGP Ingredients, Inc. (now MGPI Processing Inc.) (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed   April 20, 2009 (File number 000-17196))

10.35	Consultation Agreement with Ladd Seaberg (Incorporated by reference to Exhibit 10.55 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))
10.36
Non-Employee Directors Restricted Share Award Agreement for fiscal 2008 of John Speirs.  (Similar agreements were made for the same number of shares with Michael Braude, John Byom, Cloud L. Cray, Gary Gradinger, Linda Miller and Daryl Schaller ) (Incorporated by reference to Exhibit 10.56 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

10.37
Non-Employee Directors Restricted Share Award Agreement for fiscal 2009 of John Speirs.  (Similar agreements were made for the same number of shares with Michael Braude, John Byom, Cloud L. Cray, Gary Gradinger, Linda Miller, Karen Seaberg  and Daryl Schaller ) (Incorporated by reference to Exhibit 10.44  of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 20, 2010 (File number 000-17196))

10.38
Contribution Agreement dated November 20, 2009 between MGPI Processing, Inc. (formerly MGP Ingredients, Inc. )and Illinois Corn Processing, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 27, 2009 (File number 000-17196))

10.39
LLC Interest Purchase Agreement dated November 20, 2009 between MGPI Processing, Inc. (formerly MGP Ingredients, Inc. ) and Illinois Corn Processing Holdings LLC (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 27, 2009 (File number 000-17196))

10.40
Limited Liability Company Agreement dated November 20, 2009 between MGPI Processing, Inc. (formerly MGP Ingredients, Inc. ) and Illinois Corn Processing Holdings LLC. . (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 27, 2009 (File number 000-17196))

10.41
Marketing Agreement between MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and Illinois Corn Processing, LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2009 (File Number 000-17196))

10.42.1
Short Term Incentive Plan for Fiscal Year 2010 and subsequent years (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 15, 2009 (File number 000-17196))

10.42.2	Short Term Incentive Plan for 2012 and Subsequent Years (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed December 12, 2011 (File number 000-17196))
10.43	Letter agreement with Randy Schrick (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 15, 2009 (File number 000-17196))
10.44
Guidelines on Issuance of Fiscal 2010 Restricted Share Awards (Incorporated by reference to Exhibit 10.51of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 20, 2010 (File number 000-17196))

10.45
Agreement with Timothy Newkirk as to Award of Restricted Shares Granted Under the Stock Incentive Plan of 2004 with respect to Fiscal 2010 (Similar agreements have been made with the following named executive officers as to the number of shares indicated following their respective names –Randy M. Schrick – 14,300 and Donald Coffey – 14,300) (Incorporated by reference to Exhibit 52 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 20, 2010 (File number 000-17196))

10.46
Non-Employee Director Restricted Share Award Agreement effective    October 22, 2010 of John Speirs (Similar agreements were made for the same number of shares with Michael Braude, John Byom, Cloud L. Cray, Gary Gradinger, Linda Miller, Karen Seaberg and Daryl Schaller ) (Incorporated by reference to Exhibit 10.1 of the  Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File number 000-17196))

10.47
Non-Employee Director Restricted Share Award Agreement effective October 22, 2010 of John Speirs (Similar agreements were made for the same number of shares with Michael Braude, John Byom, Cloud L. Cray, Gary Gradinger, Linda Miller, Karen Seaberg and Daryl Schaller) (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011(File number 000-17196))

10.48
Guidelines on Issuance of Fiscal 2011 Restricted Share Awards (Incorporated by reference to Exhibit 10.48 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2011(File number 000-17196))

10.49
Agreement with Timothy Newkirk as to Award of Restricted Shares Granted Under the Stock Incentive Plan of 2004 with respect to Fiscal 2011 (Similar agreements have been made for 16,500 shares to each of the following named executive officers:  Don Tracy, Randy M. Schrick,  Donald Coffey and Scott Phillips). (Incorporated by reference to Exhibit 10.49 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2011(File number 000-17196))

10.50	Compensation Claw Back Policy (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed December 12, 2011(File number 000-17196))
*10.51	LLC Interest Assignment and Purchase Agreement dated February 1, 2012 between MGPI Processing, Inc. and Illinois Corn Processing Holdings, Inc.
*10.52	Guidelines on Issuance of 2011 Transition Period Restricted Stock Unit Awards

*10.53
Award Agreement for 8,250 Restricted Stock Units granted under the Stock Incentive Plan of 2004 on March 1, 2012 to Timothy W. Newkirk with respect to the  2011 Transition Period ended December 31, 2011. An additional award of 10,000 Restricted Stock Units was also granted to Mr. Newkirk on March 1, 2012 as a special bonus under a similar award agreement. (Awards also were made to the following named executive officers for the aggregate  number of restricted stock units specified:  Don Tracy – 18,250 units;  Donald Coffey, Ph.D. – 8,250 units; Scott Phillips – 18,250 units; and Randy M. Schrick – 8,250 units.

14	Code of Conduct (Incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 20, 2010 (File number 000-17196))
22	Subsidiaries of the Company

Subsidiary                                                                 State of Incorporation
                                                                                          or Organization
MGPI Processing, Inc.                      (100%)                      Kansas
    Illinois Corn Processing, LLC      (30%)                        Delaware
Midwest Grain Pipeline, Inc.            (100%)                      Kansas
MGPI of Indiana, LLC                       (100%)                      Delaware
D.M. Ingredients GmbH                    (50%)                       Germany

*23.1	Consent of KPMG, LLP, Independent Registered Public Accounting Firm
*23.2	Consent of KPMG, LLP, Independent Registered Public Accounting Firm
25	Powers of Attorney executed by all officers and directors of the Company who have signed this report on Form 10-K (Incorporated by reference to the signature pages of this report)
*31.1	CEO Certification pursuant to Rule 13a-14(a)
*31.2	CFO Certification pursuant to Rule 13a-14(a)
*32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*32.2	CFO Certification furnished pursuant to Rule 13a-14(b)
*101	Interactive Data File

* Filed herewith

SIGNATURES

Pursuant to requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Atchison, State of Kansas, on this 12th day of March, 2012.

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

Name	Title	Date
/s/Timothy W. Newkirk Timothy W. Newkirk	President and Chief Executive Officer	March 12, 2012
/s/Don Tracy Don Tracy	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2012
/s/Michael Braude Michael Braude	Director	March 12, 2012
/s/John E. Byom John E. Byom	Director	March 12, 2012
/s/Cloud L. Cray, Jr. Cloud L. Cray, Jr.	Director	March 12, 2012
/s/Gary Gradinger Gary Gradinger	Director	March 12, 2012
/s/Linda E. Miller Linda E. Miller	Director	March 12, 2012
/s/Daryl R. Schaller Daryl R. Schaller	Director	March 12, 2012
/s/ Karen Seaberg Karen Seaberg	Director	March 12, 2012
/s/John R. Speirs John R. Speirs	Director; Chairman of the Board	March 12, 2012

MGP INGREDIENTS, INC.

II.  CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

	Balance, Beginning of Period	Charged to Costs and Expenses	Write-offs	Balance, End of Period
Six month transition period ended December 31, 2011:	$118	$-	$(55)	$63
Allowance for doubtful accounts

Year Ended June 30, 2011:	$155	$-	$(37)	$118
Allowance for doubtful accounts

Year Ended June 30, 2010:
Allowance for doubtful accounts	$388	$43	$(276)	$155

Year Ended June 30, 2009:
Allowance for doubtful accounts	$264	$124	-	$388