Form 10-Q
period 2012-03-31
MGP INGREDIENTS INC
filed 2012-05-10
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________________

Commission File Number:  0-17196

MGP INGREDIENTS, INC.
(Exact name of registrant as specified in its charter)

KANSAS	45-4082531
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Commercial Street, Atchison Kansas	66002
(Address of principal executive offices)	(Zip Code)

(913) 367-1480
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X ] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of  “large accelerated filer”, “accelerated filer and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One)

[  ] Large accelerated filer                                                     [ X] Accelerated filer
[  ]  Non-accelerated filer                                                      [  ] Smaller Reporting Company

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ]Yes [ X ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value
18,115,965 shares outstanding
as of May 3, 2012

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as well as historical information.  All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements.  In addition, forward-looking statements are usually identified by or are associated with such words as “intend,” “plan,” “believe,” “estimate,” “expect,” “anticipate,” “hopeful,” “should,” “may,” “will,” “could,” “encouraged,” “opportunities,” “potential” and/or the negatives of these terms or variations of them or similar terminology.  They reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance.  All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement.  Investors should not place undue reliance upon forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements.  Important factors that could cause actual results to differ materially from our expectations include, among others: (i) disruptions in operations at our Atchison facility or Indiana distillery,  (ii) the availability and cost of grain and fluctuations in energy costs, (iii) the effectiveness of our hedging strategy, (iv) our ability to integrate the acquired operations of Lawrenceburg Distillers Indiana, LLC into our own, (v) the competitive environment and related market conditions, (vi) the ability to effectively pass raw material price increases on to customers, (vii) the profitability of the Illinois Corn Processing, LLC (“ICP”) joint venture, (viii) our ability to maintain compliance with all applicable loan agreement covenants, (ix) our ability to realize operating efficiencies, (x) actions of governments, and (xi) consumer tastes and preferences.  For further information on these and other risks and uncertainties that may affect our business, see Item 1A. Risk Factors of our Annual Report on Form 10-K for the six month transition period ended December 31, 2011, as updated by Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

METHOD OF PRESENTATION

All amounts in this quarterly report, except for shares, units, bushels, gallons, pounds, mmbtu, per share, per bushel and per gallon amounts, are shown in thousands.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Unaudited)
(Dollars in thousands, except per-share amounts)

	Quarter ended
	March 31,	March 31,
	2012	2011

Sales	$88,430	$64,211
Less: excise taxes	2,086	23
Net sales	86,344	64,188
Cost of sales (a)	80,765	57,669
Gross profit	5,579	6,519

Selling, general and administrative expenses	7,748	5,690
Other operating costs	74	-
Income (loss) from operations	(2,243)	829

Gain on sale of joint venture interest	4,055	-
Other income, net	2	3
Interest expense	(255)	(92)
Equity in earnings of joint ventures	437	124
Income before income taxes	1,996	864

Provision for income taxes	120	163
Net income	1,876	701

Other comprehensive income, net of tax	173	17
Comprehensive income	$2,049	$718

Per share data
Total basic earnings per common share	$0.10	$0.04
Total diluted earnings per common share	$0.10	$0.04

Dividends per common share	$0.05	$-

(a)	Includes related party purchases of $16,226 and $16,319 for the quarters ended March 31, 2012 and 2011, respectively.

See accompanying notes to unaudited condensed consolidated financial statements

       MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	March 31, 2012	December 31, 2011

Current Assets
Cash and cash equivalents	$-	$383
Restricted cash	6,151	7,605
Receivables (less allowance for doubtful accounts: March 31, 2012 - $12; December 31, 2011 - $63)	35,788	27,804
Inventory	34,318	31,082
Prepaid expenses	1,367	958
Derivative assets	-	1,304
Deferred income taxes	6,802	6,056
Refundable income taxes	446	566
Assets held for sale	-	2,300
Total current assets	84,872	78,058

Property and equipment	186,036	185,386
Less accumulated depreciation and amortization	(111,143)	(108,307)
Property and equipment, net	74,893	77,079

Investment in joint ventures	8,049	12,147
Other assets	1,774	1,873
Total assets	$169,588	$169,157

Current Liabilities
Current maturities of long-term debt	$1,684	$1,670
Revolving credit facility	21,792	21,142
Accounts payable	20,970	22,704
Accounts payable to affiliate, net	4,787	6,167
Accrued expenses	5,841	4,023
Derivative liabilities	3,165	3,465
Total current liabilities	58,239	59,171

Long-term debt, less current maturities	6,425	6,852
Deferred credit	4,045	4,195
Accrued retirement health and life insurance benefits	6,415	6,309
Other non current liabilities	1,744	2,144
Deferred income taxes	6,802	6,056
Total liabilities	83,670	84,727

Commitments and Contingencies – See Note 5
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 18,115,965 and 19,530,344 shares at March 31, 2012 and December 31, 2011, respectively; 18,115,965 shares outstanding at March 31, 2012 and December 31, 2011, respectively	6,715	6,715
Additional paid-in capital	7,278	6,925
Retained earnings	72,783	78,953
Accumulated other comprehensive income (loss)	(862)	(1,035)
Treasury stock, at cost
Common; 0 and 1,414,379 shares at March 31, 2012 and December 31, 2011, respectively	-	(7,132)
Total stockholders’ equity	85,918	84,430
Total liabilities and stockholders’ equity	$169,588	$169,157

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Dollars in thousands)
	Quarter Ended
	March 31, 2012	March 31, 2011
Cash Flows from Operating Activities
Net income	$1,876	$701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,935	2,395
Gain on sale of joint venture interest	(4,055)	-
Loss on sale of assets	48	-
Share based compensation	353	290
Equity in earnings of joint ventures	(437)	(124)
Changes in operating assets and liabilities:
Restricted cash	1,454	(678)
Receivables, net	(7,984)	(5,352)
Inventory	(3,236)	(2,545)
Prepaid expenses	(409)	318
Refundable income taxes	120	126
Accounts payable	(1,880)	3,051
Accounts payable to affiliate, net	(1,380)	2,079
Accrued expenses	904	132
Change in derivatives	1,131	(1,550)
Deferred credit	(150)	(156)
Accrued retirement health and life insurance benefits and other noncurrent liabilities	(261)	(67)
Other	-	831
Net cash used in operating activities	(10,971)	(549)

Cash Flows from Investing Activities
Proceeds from sale of joint venture interest	9,103	-
Additions to property and equipment	(484)	(5,010)
Proceeds from the disposition of property and equipment	2,232	-
Investment in and advances to unconsolidated subsidiaries	(500)	-
Net cash provided by (used in) investing activities	10,351	(5,010)

Cash Flows from Financing Activities
Principal payments on long-term debt	(413)	(176)
Proceeds from revolving credit facility	43,756	86,056
Principal payments on revolving credit facility	(43,106)	(80,144)
Exercise of stock options	-	64
Net cash provided by financing activities	237	5,800

Increase (decrease) in cash and cash equivalents	(383)	241
Cash and cash equivalents, beginning of year	383	472
Cash and cash equivalents, end of period	$-	$713

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2011	$4	$6,715	$6,925	$78,953	$(1,035)	$(7,132)	$84,430
Comprehensive income:
Net income				1,876			1,876
Change in pension plans					31		31
Change in post employment benefits					4		4
Change in translation adjustment on non-consolidated foreign subsidiary					11		11
Net losses from cash flow hedges					(286)		(286)
Losses from cash flow hedges reclassified to cost of sales					186		186
Losses from de-designated cash flow hedges reclassified to cost of sales					27		27
Ineffective portion of cash flow hedges reclassified to cost of sales					200		200
Dividends accrued				(914)			(914)
Share-based compensation			353				353
Cancellation of treasury stock				(7,132)		7,132	-
Balance, March 31, 2012	$4	$6,715	$7,278	$72,783	$(862)	$-	$85,918

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

Note 1.  Accounting Policies and Basis of Presentation.

Reorganization

MGP Ingredients, Inc. (formerly named MGPI Holdings Inc.) (herein the  “Company” or, when referenced prior to the Reorganization (defined below), referenced to herein as “Holdings”) is a Kansas corporation headquartered in Atchison, Kansas.  It was incorporated in 2011 and is a holding company with no operations of its own.  Its principal, directly-owned, operating subsidiaries are MGPI Processing, Inc. (formerly named MGP Ingredients, Inc.) (“Processing”), and MGPI of Indiana, LLC (formerly named Firebird Acquisitions, LLC) (“MGPI-I”).

On January 3, 2012, Processing reorganized into a holding company structure (the “Reorganization”) through a merger (the “Merger”) with MGPI Merger Sub, Inc., a Kansas corporation, which was an indirect, wholly-owned subsidiary of Processing and a direct, wholly-owned subsidiary of Holdings.  Holdings was formerly a direct, wholly-owned subsidiary of Processing.  Each of Holdings and MGPI Merger Sub, Inc. were organized in connection with the Merger.  Processing was the surviving corporation in the Merger and became a direct, wholly-owned subsidiary of Holdings as a result of the Merger. The consolidated assets and liabilities of Holdings and its subsidiaries immediately after the Reorganization were the same as the consolidated assets and liabilities of Processing before the effective time of the Merger.  Holdings, now named MGP Ingredients, Inc., is the registrant with the Securities and Exchange Commission (“SEC”).  For further discussion, see Note 12. Reorganization.

As used in these Notes to Unaudited Condensed Consolidated Financial Statements, unless the context otherwise requires, the term "Company" when referenced to after the Reorganization means MGP Ingredients, Inc. (formerly named MGPI Holdings, Inc.) and its consolidated subsidiaries, and the term “Company” when referenced prior to the Reorganization means Processing (formerly named MGP Ingredients, Inc.) and its consolidated subsidiaries.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company reflect all adjustments (consisting only of normal adjustments) which, in the opinion of the Company’s management, are necessary to fairly present the financial position, results of operations and cash flows of the Company.  All significant intercompany balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements as of and for the period ended March 31, 2012 should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Transition Report on Form 10-K for the six month transition period ended December 31, 2011 filed with the SEC.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Derivative Instruments

The Company applies the provisions of Accounting Standards Codification (“ASC”) 815 – Derivatives and Hedging.  The Company uses derivative financial instruments primarily to offset exposure to market risk in commodity prices, primarily for corn and ethanol, which are key components in the Company’s operations.  The Company recognizes all derivatives as either assets or liabilities at their fair values.  Accounting for changes in the fair value of a derivative depends on whether the derivative has been designated as a cash flow hedge and the effectiveness of the hedging relationship.  Derivatives qualify for treatment as cash flow hedges for accounting purposes when there is a high correlation between the change in fair value of the hedging instrument (“derivative”) and the related change in value of the underlying commitment (“hedged item”).  For derivatives that qualify as cash flow hedges for accounting purposes, except for ineffectiveness, the change in fair value has no net impact on earnings, to the extent the derivative is considered effective, until the hedged item or transaction affects earnings.  For derivatives that are not designated as hedging instruments for accounting purposes, or for the ineffective portion of a hedging instrument, the change in fair value affects current period net earnings.  While management believes that each of these instruments are primarily entered to effectively manage various market risks, none of the open derivative contracts entered into prior to July 1, 2011 were designated and accounted for as cash flow accounting hedges.

Effective July 1, 2011, management elected to restart hedge accounting for qualifying derivative contracts entered on or after July 1, 2011.  On the date a derivative contract is entered, the Company is required to designate the derivative as a hedge of variable cash flows to be paid with respect to certain forecasted cash purchases of commodities used in the manufacturing process (a “cash-flow hedge”).  This accounting requires linking all derivatives that are designated as cash-flow hedges to specific firm commitments or forecasted transactions.  For cash flow hedging relationships entered on and after July 1, 2011, to qualify for cash flow hedge accounting, the Company formally documents the hedging relationship and its risk management objective and strategy for undertaking the hedge transactions, the hedging instrument, the hedged item, the nature of the risk hedged, the hedging instrument’s effectiveness in offsetting the hedged risk, and a description of the method utilized to measure ineffectiveness.  The Company must also formally assess, both at the cash-flow hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the expected cash flows of hedged items.  Changes in fair value of contracts that qualify as cash-flow hedges that are highly effective are marked to fair value as derivative assets or derivative liabilities with the offset recorded to accumulated other comprehensive income (loss) (“AOCI”).  Gains and losses on commodity hedging contracts are reclassified from AOCI to current earnings when the finished goods produced using the hedged item are sold.  The maximum term over which the Company hedges exposures to the variability of cash flows for commodity price risk is generally 12 months; however, the Company may choose to hedge qualifying exposures in excess of 12 months should market conditions warrant.  The ineffective portion of the change in fair value of a derivative instrument that qualifies as a cash-flow hedge is reported in current period earnings.

The Company discontinues cash-flow hedge accounting for a particular derivative instrument prospectively when (i) it determines that the derivative is no longer considered to be highly effective in offsetting changes in the expected cash flows of the hedged item; (ii) the derivative is sold, terminated or exercised; (iii) it de-designates the derivative as a hedging instrument because it is unlikely that a forecasted transaction will occur; or (iv) it determines that designation of the derivative as a hedging instrument is no longer appropriate. When cash flow hedge accounting is discontinued, the Company continues to carry the derivative on the Condensed Consolidated Balance Sheet at its fair value, and gains and losses that were included in AOCI are deferred until the original hedged item affects earnings. However, if the original hedged transaction is no longer probable of occurring, the related gains and losses incurred as of discontinuation are recognized in current period earnings.  During February 2012, the Company de-designated its cash flow hedges.

Inventory

Inventory includes finished goods, raw materials in the form of agricultural commodities used in the production process and certain maintenance and repair items.  Inventories are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventory consists of the following:

	March 31, 2012	December 31, 2011

Finished goods	$19,738	$15,728
Barreled whiskey and bourbon	2,815	2,473
Raw materials	3,433	5,352
Work in process	3,971	3,529
Maintenance materials	3,836	3,468
Other	525	532
Total	$34,318	$31,082

Assets Held for Sale

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

The Company accounts for its investment in non-consolidated subsidiaries under the equity method of accounting when the Company has significant influence, but does not have more than 50% voting control, and is not considered the primary beneficiary.  Under the equity method of accounting, the Company reflects its investment in non-consolidated subsidiaries within the Company’s Condensed Consolidated Balance Sheets as “Investment in joint ventures”; the Company’s share of the earnings or losses of the non-consolidated subsidiaries are reflected as “Equity in earnings of joint ventures” in the Condensed Consolidated Statements of Comprehensive Income.

Revenue Recognition

 Revenue from the sale of the Company’s products is recognized as products are delivered to customers according to shipping terms and when title and risk of loss have transferred.

The Company routinely produces whisky and bourbon and this product is many times barreled and warehoused at a Company location for an extended period of time in accordance with directions received from the Company’s customers.   This product must meet customer acceptance specifications, the risks of ownership and title for these goods must be passed and requirements for bill and hold revenue recognition must be met prior to the Company recognizing revenue for this product.  Separate warehousing agreements are typically maintained for customers who store their product with the Company and warehouse revenues are recognized as the service is provided.

Income Taxes

The effective tax rate for the quarters ended March 31, 2012 and March 31, 2011 was 6.0 percent and 18.9 percent, respectively.

For the quarters ended March 31, 2012 and March 31, 2011, the effective rate differed from the Company’s statutory rate primarily due to the expected change in the Company’s valuation allowance against available net operating losses and the effects of state income taxes for which no operating loss carryovers are available.  At this time, management is unable to conclude it is more likely than not that deferred tax assets will be realized.  As a result of this analysis, the Company continues to record a full valuation allowance on net deferred tax assets.  Management will continue to evaluate the available positive and negative evidence in future periods.  Depending on management’s ongoing assessment of realization of its tax attributes, it is possible that all or a portion of the valuation allowance will be reversed which would positively impact income in the future periods.

Earnings per Share

               Basic and diluted earnings per share are computed using the two-class method, which is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period.

Impairment

The Company tests its long-lived assets for impairment whenever events or conditions and circumstances indicate a carrying amount of an asset may not be recoverable.  No events or conditions occurred during the quarterly period ended March 31, 2012 that required the Company to record an impairment.

Dividends

On March 1, 2012, the Board of Directors declared a dividend of $0.05 per share of the Company’s common stock, no par value (the “Common Stock”), payable to stockholders of record of common stock on March 22, 2012.  The Company accrued the $914 dividend at March 31, 2012.  This dividend was paid on April 19, 2012.

Reclassification

Historically, the Company recorded the collection of excise taxes on distilled products sold to customers as accrued expenses and no revenue or expense was recognized in the Condensed Consolidated Statements of Comprehensive Income.  With the Company’s acquisition of the distillery operations of Lawrenceburg Distillers Indiana, LLC (“LDI”) on December 27, 2011, the Company is now subject to more excise taxes.  In the quarter ended March 31, 2012, because excise taxes exceeded 1 percent of net sales, the Company has presented excise taxes as a caption on the Condensed Consolidated Statements of Comprehensive Income, which is a reduction to gross sales.  The prior period has been conformed to the current presentation.  This reclassification had no impact on net income or reported earnings per share.

Note 2.  Recently Issued Accounting Pronouncements.

Adopted by the Company during the current quarter

Fair Value Measurements and Disclosures

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Accounting Standards Codification (“ASC”) Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”).  The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in U.S. GAAP and international financial reporting standards (“IFRS”). Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. To improve consistency in application across jurisdictions, some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. ASU 2011-04 also provides for certain changes in current U.S. GAAP disclosure requirements, for example with respect to the measurement of level 3 assets and for measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity. The amendments in ASU 2011-04 are to be applied prospectively.  The adoption of this accounting standard did not have a material impact on the Company’s accounting or disclosures.

       Presentation of Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which requires that comprehensive income and the related components of net income and other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 also requires reclassification adjustments from other comprehensive income to net income be presented on the face of the financial statements. However, in December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 to defer the requirement to present reclassification adjustments from other comprehensive income on the face of the financial statements and allow entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the requirements in effect before ASU 2011-05.  The adoption of these standards resulted only in changes to the presentation of the Company’s financial statements, with net income and other comprehensive income reported in a single, continuous statement, and did not have an impact on the Company’s financial position, results of operations or cash flows.

Note 3.  Investment in Joint Ventures.

At March 31, 2012, the Company’s investments accounted for using the equity method of accounting consisted of the following: (1) 30 percent interest in Illinois Corn Processing, LLC (“ICP”), which operates a distillery, and (2) 50 percent interest in D.M. Ingredients, GmbH (“DMI”), which produces certain specialty starch and protein ingredients.

On February 1, 2012, Illinois Corn Processing Holdings (“ICP Holdings”), an affiliate of SEACOR Energy, Inc., exercised its option to purchase an additional 20 percent of the membership interest in ICP.  The sales price was $9,103 and was determined in accordance with the LLC Interest Purchase Agreement.  Following its exercise, ICP Holdings owns 70 percent of ICP, is entitled to name 4 of ICP’s 6 advisory board members, and generally has control of ICP’s day-to-day operations.  The Company owns 30 percent of ICP and is entitled to name 2 of ICP’s 6 advisory board members.   The transaction resulted in a pre-tax gain of $4,055.

The Company does not have the power to direct or control the activities of ICP that most significantly determine the economic performance of this investment.  These responsibilities had historically been shared equally with the Company’s joint venture partner; however, now ICP Holdings owns 70 percent and is generally entitled to control ICP’s day-to-day operations.  In addition, Management has determined that the Company does not have the power to direct the activities of ICP that most significantly impact economic performance, or have an obligation to absorb losses or the right to receive benefits from ICP that could be significant to ICP, and accordingly, the Company should not consolidate ICP.

Certain Rights of Joint Venture Partners and ICP’s lender

- Joint Venture Partners

Pursuant to the ICP Limited Liability Company Agreement, each joint venture party initially had 50 percent of the voting and equity interests in ICP.  Control of day-to-day operations generally is retained by the members, acting by a majority in interest.  Following its exercise of its option referred to above, ICP Holdings owns 70 percent of ICP and generally is entitled to control its day-to-day operations. However, if SEACOR Energy Inc. were to default under its marketing agreement, referred to below, the Company could assume sole control of ICP's daily operations until the default is cured.

The ICP Limited Liability Company Agreement originally provided for the creation of an advisory board consisting of three advisors appointed by the Company and three advisors appointed by ICP Holdings. Following its exercise of ICP Holdings’ option exercise referred to above, this board now consists of two advisors appointed by the Company and four advisors appointed by ICP Holdings.  All actions of the advisory board require majority approval of the entire board, except that any transaction between ICP and ICP Holdings or its affiliates must be approved by the advisors appointed by the Company.

- ICP’s lender

The ICP Limited Liability Company Agreement gives the Company and its joint venture partner, ICP Holdings certain rights to shut down the Pekin plant if ICP operates at an EBITDA loss of $500 in any quarter.  Such rights are conditional in certain instances but are absolute if EBITDA losses aggregate $1,500 over any three consecutive quarters or if ICP’s net working capital is less than $2,500.

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

Maximum Exposure to Loss

On January 29, 2010, ICP acquired the a steam facility that services its operations for $5,000, of which approximately $2,000 remained payable at December 31, 2011.  On January 19, 2012, $1,000 was paid, equally by the Company and SEACOR Energy Inc., leaving at March 31, 2012, $1,000 still payable.  The Company’s portion of the remaining commitment of $500 plus the Company’s investment balance is the maximum exposure to losses.  A reconciliation from the Company’s investment in ICP to the entity’s maximum exposure to loss is as follows:

	March 31,	December 31,
	2012 (a)	2011
Company’s investment balance in ICP	$7,704	$11,777
Plus:
Funding commitment for capital Improvements	500	1,000
The Company’s maximum exposure to loss related to ICP	$8,204	$12,777

(a)	The Company’s investment balance in ICP at March 31, 2012 reflects the sale of a 20 percent interest effective February 1, 2012.

Summary Financial Information

Condensed financial information of the Company’s non-consolidated equity method investment in ICP is shown below.

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2012	2011
ICP’s Operating results:
Net sales (a)	$58,053	$57,567
Cost of sales and expenses (b)	56,925	57,409
Net income	$1,128	$158

(a) Includes related party sales to MGPI of $15,994 and $16,259 for the quarters ended March 31, 2012 and 2011, respectively.
(b) Includes depreciation and amortization of $1,259 and $1,289 for the quarters ended March 31, 2012 and 2011, respectively.

The Company’s equity in earnings (loss) of joint ventures is as follows:

	March 31, 2012	March 31, 2011

ICP (30% interest) (a)	$473	$79
DMI (50% interest)	(36)	45
	$437	$124

(a)
The Company’s ownership percentage of ICP was 50 percent through February 1, 2012, when the Company sold 20 percent of its investment.  From February 2, 2012 through March 31, 2012, the Company's ownership percentage in ICP was 30 percent.

The Company’s investment in joint ventures is as follows:

	March 31, 2012	December 31, 2011

ICP (30% interest) (a)	$7,704	$11,777
DMI (50% interest)	345	370
	$8,049	$12,147

(a)
The Company’s ownership percentage of ICP was 50 percent through February 1, 2012, when the Company sold 20 percent of its investment.  From February 2, 2012 through March 31, 2012, the Company's ownership percentage in ICP was 30 percent.

Note 4.  Earnings per Share.

The computations of basic and diluted earnings per share from continuing operations are as follows:

	Quarter Ended
	March 31, 2012	March 31, 2011

Net income from continuing operations attributable to shareholders	$1,876	$701
Amounts allocated to participating securities (nonvested shares and units) (i)	141	43
Net income from continuing operations attributable to common shareholders	$1,735	$658

Basic weighted average common shares(ii)	16,916,304	16,711,938
Potential dilutive securities(iii)	3,004	20,874
Diluted weighted average common shares	16,919,308	16,732,812

Earnings per share from continuing operations attributable to common shareholders
Basic	$0.10	$0.04
Diluted	$0.10	$0.04

(i)
Participating securities include 1,199,661 and 1,088,644 nonvested restricted shares for the quarters ended March 31, 2012 and 2011, respectively as well as 174,000 and 0 restricted share units for the quarters ended March 31, 2012 and 2011, respectively.

(ii)
Under the two-class method, basic weighted average common shares exclude outstanding nonvested participating securities consisting of restricted share awards of 1,199,661 and 1,088,644 for the quarters ended March 31, 2012 and 2011, respectively.

(iii)	Anti-dilutive shares related to stock options totaled 28,000 and 10,000 for the quarters ended March 31, 2012 and 2011, respectively.

Note 5.  Commitments and Contingencies.

Commitments

The Company has grain supply agreements to purchase its corn requirements for each of its Indiana Distillery and Atchison facility through a single elevator company.  These grain supply agreements expire December 31, 2014 and thereafter will automatically renew each year on March 31.  At March 31, 2012, the Company had commitments to purchase corn to be used in operations through January 31, 2013 totaling $32,611.

The Company has commitments to purchase approximately 1,824,000 mmbtu of natural gas at fixed prices at various dates through January 2013.  The commitment for these contracts at March 31, 2012 totaled approximately $7,285.

The Company has entered into a supply contract for flour for use in the production of protein and starch ingredients.  The initial term of the agreement, as amended, expires October 23, 2015.  The Company has commitments to purchase approximately 19,276,000 pounds of flour, which extend through December 31, 2012, aggregating approximately $3,673.

At March 31, 2012, the Company had $500 outstanding from a letter of credit to be used as collateral for a customer.

Contingencies

There are various legal proceedings involving the Company and its subsidiaries.  Management considers that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or overall trends in results of operations of the Company.

Note 6.  Derivative Instruments and Fair Value Measurements.

Derivative Instruments.  Certain commodities the Company uses in its production process are exposed to market price risk due to volatility in the prices for those commodities.  The Company uses financial derivative instruments to reduce exposure to market risk in commodity prices, primarily corn and ethanol, through a combination of forward purchases, long-term contracts with suppliers and exchange traded commodity futures and option contracts.  Specifically, the Company will sell put options on commodity futures at exercise prices that are deemed attractive to the Company and use the premiums received to reduce the overall cost of inputs utilized in the production process.  Beginning July 1, 2011, the Company began to buy and sell derivative instruments to manage market risk associated with ethanol purchases, including ethanol futures and option contracts.  These contracts were entered into to mitigate risks associated with the Company’s investment in ICP.  Effective July 1, 2011, management elected to restart hedge accounting for qualifying derivative contracts entered into on and after July 1, 2011.  No ethanol futures or option contracts have been designated as hedges as of March 31, 2012.  Effective January 27, 2012, the Company entered into a grain supply contract for its distillery in Indiana that permits the Company to purchase corn for delivery up to 12 months in the future, at fixed prices.  Subsequent to March 31, 2012, the Company extended this grain supply arrangement used for its distillery in Indiana to its Atchison facility.  For the Atchison facility, the Company had made corn purchase commitments for future delivery prior to the agreement being finalized.  The pricing for these contracts is based on a formula with several factors, including corn futures prices and the timing of the Company’s pricing decisions.  The Company has determined that the firm commitments to purchase corn under the terms of these new contracts meet the normal purchases and sales exception as defined under ASC 815, Derivatives and Hedging, and has excluded the fair value of these commitments from recognition within its condensed consolidated financial statements until the actual contracts are physically settled.  Accordingly, given these new purchase agreements, in February 2012, the Company made the decision to close out of the corn futures contracts designated as cash flow hedges prior to their scheduled delivery and simultaneously de-designated 100 percent of these cash flow hedges.  As of March 31, 2012, the Company has no exchange traded corn futures contracts designated as cash flow hedges.

Derivatives Not Designated as Hedging Instruments

The Company’s production process involves the use of natural gas and raw materials including flour and corn.  The contracts for raw materials and natural gas range from monthly contracts to multi-year supply arrangements; however, because the quantities involved have always been for amounts to be consumed within the normal production process, the Company has determined that these contracts meet the normal purchases and sales exception as defined under ASC 815, Derivatives and Hedging, and have excluded the fair value of these commitments from recognition within its condensed consolidated financial statements until the actual contracts are physically settled.   See Note 5. Commitments and Contingencies for discussion on the Company’s natural gas and raw materials purchase commitments.

The following table provides the gain or (loss) for the Company’s commodity derivatives not designated as hedging instruments and where it was recognized in the Condensed Consolidated Statements of Comprehensive Income.

		Quarter Ended
	Classified	March 31, 2012	March 31, 2011
Commodity derivatives	Cost of sales	$(827)	$5,145

The Company uses corn futures contracts for the purchase of corn and has also used call and put options in order to mitigate the impact of potential changes in market conditions.  Beginning July 2011, the Company began to buy and sell derivative instruments to manage market risk associated with ethanol purchases, including ethanol futures and option contracts, in order to mitigate risks associated with the Company’s investment in ICP.  At March 31, 2012, the Company had the following open derivative contracts not designated as hedging instruments:

Corn put options	1,250,000 bushels, expiring no later than June 2012
Ethanol futures	12,876,000 gallons, maturing through December 2012

Derivatives Designated as Cash Flow Hedges

The Company, from time to time, has used futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The Company’s corn processing plants currently grind approximately 1,750,000 bushels of corn per month.  From July 1, 2011 until January 27, 2012, when the grain supply contracts became operative, the Company typically entered into cash flow hedges to cover between 70 percent and 80 percent of its monthly anticipated grind.  As previously discussed, in connection with the Company’s new grain supply agreements, the Company de-designated its cash flow hedges and had no corn futures contracts at March 31, 2012.

	Amount of Gains (Losses) Recognized in OCI on Derivatives			Amount of Gains (Losses) Reclassified from AOCI into Earnings
Derivatives in Cash Flow Hedging Relationship	Quarter Ended March 31, 2012	Quarter Ended March 31, 2011	Location of Losses Reclassified from AOCI into Income	Quarter Ended March 31, 2012	Quarter Ended March 31, 2011
Commodity derivatives	$(286)	n/a	Cost of sales	$(413)	n/a

During the quarter ended March 31, 2012, the Company de-designated 100 percent of its cash flow hedges, which resulted in a reclassification of a $27 loss from AOCI into current period earnings.  The Company also reclassified $200 of net losses deferred in AOCI, prior to the de-designation, to cost of sales as a result of cash flow hedge ineffectiveness.

Fair Value Measurements. In accordance with ASC 820, Fair Value Measurements and Disclosures, the fair value of an asset is considered to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Statement also establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value hierarchy gives the highest priority to quoted market prices (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of inputs used to measure fair value are as follows:

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

The following table shows the fair value of the Company’s derivatives (both designated and non-designated hedging instruments), where the derivatives are classified on the Condensed Consolidated Balance Sheets and the level, within the fair value hierarchy at both March 31, 2012 and December 31, 2011.

			Fair Value Measurements
	Classified	Total	Level 1		Level 2	Level 3
March 31, 2012
Liabilities
Corn Derivatives	Derivative Liabilities	$(160)		$(160)	$-	$-
Ethanol Derivatives	Derivative Liabilities	$(3,005)		$(3,005)	$-	$-

December 31, 2011
Assets
Corn Derivatives	Derivative Assets	$1,091		$1,091	$-	$-
Ethanol Derivatives	Derivative Assets	$213		$213	$-	$-

Liabilities
Corn Derivatives	Derivative Liabilities	$(974)	$	(974)	$-	$-
Ethanol Derivatives	Derivative Liabilities	$(2,491)		$(2,491)	$-	$-

FASB ASC 825, Financial Instruments, requires the disclosure of the estimated fair value of financial instruments. The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, accounts payable and a revolving credit facility.  The carrying value of the short term financial instruments approximates the fair value due to their short-term nature. These financial instruments have no stated maturities or the financial instruments have short-term maturities that approximate market.

            The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $8,241 and $8,647 at March 31, 2012 and December 31, 2011, respectively. The financial statement carrying value was $8,109 and $8,522 at March 31, 2012 and December 31, 2011, respectively.  These fair values are considered Level 2 under the fair value hierarchy.

Counterparty credit risk.  The Company enters into commodity derivatives through a broker with a diversified group of counterparties.  Under the terms of the Company’s account with its broker, it is required to maintain a cash margin account as collateral to cover any shortfall in the market value of derivatives.

The Company classifies certain interest bearing cash accounts on deposit with and maintained with the Company’s broker for exchange-traded commodity instruments, which totaled $6,151 and $7,605 at March 31, 2012 and December 31, 2011, respectively, as restricted cash to reflect the fair value of open contract positions relative to respective contract prices.  The Company is also required to provide required margin, serving as collateral, in accordance with commodity exchange requirements which totaled $1,960 and $4,680 at March 31, 2012 and December 31, 2011, respectively.

Note 7.  Operating Segments.

The Company’s operations are classified into three reportable segments:  distillery products, ingredient solutions and other. The distillery products segment consists of food grade alcohol, along with fuel grade alcohol, commonly known as ethanol, and distillers feed, which are co-products of the Company’s distillery operations.  Ingredient solutions consist of specialty starches and proteins, commodity starch and vital wheat gluten (commodity protein).  The other segment products are comprised of plant-based polymers and composite resins manufactured through the further processing of certain of the Company’s proteins and starches and wood.

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

	Quarter Ended
	March 31, 2012	March 31, 2011
Net Sales to Customers
Distillery products	$72,485	$50,327
Ingredient solutions	13,578	13,574
Other	281	287
Total	86,344	64,188

Depreciation and amortization
Distillery products	1,384	1,273
Ingredient solutions	650	595
Other	61	62
Corporate	840	465
Total	2,935	2,395

Income (Loss) before Income Taxes
Distillery products	2,686	5,475
Ingredient solutions	1,638	100
Other	(96)	(175)
Corporate	(6,287)	(4,536)
Gain on sale of joint venture interest(i)	4,055	-
Total	$1,996	$864

(i)
The Company’s management reporting does not assign or allocate special charges to the Company’s operating segments.  For purposes of comparative analysis, gain on sale of joint venture interest for the quarter ended March 31, 2012 has  been excluded from the Company’s segments.

	As of March 31, 2012	As of December 31, 2011
Identifiable Assets
Distillery products	$97,371	$92,881
Ingredient solutions	28,844	26,937
Other	590	348
Corporate	42,783	48,991
Total	$169,588	$169,157

Note 8.  Employee Benefit Plans.

Post Retirement Benefits.  The Company and its subsidiaries provide certain post-retirement health care and life insurance benefits to certain retired employees.  The liability for such benefits is unfunded.

The components of the Net Periodic Benefit Cost for the quarter periods ended March 31, 2012 and 2011, respectively, are as follows:

	Quarter Ended
	March 31, 2012	March 31, 2011
Service cost	$56	$56
Interest cost	59	102
Prior service cost	(4)	(4)
Loss	-	22
Total post-retirement benefit cost	$111	$176

The Company previously disclosed in its financial statements for the six month transition period ended December 31, 2011, amounts expected to be paid to plan participants.  There have been no revisions to these estimates and there have been no changes in the estimate of total employer contributions expected to be made for the year ended December 31, 2012.

Total employer contributions accrued for the quarter ended March 31, 2012 were $111.

Pension Benefits.  The Company and its subsidiaries also provide defined retirement benefits to certain employees covered under collective bargaining agreements.  Under the collective bargaining agreements, the Company’s pension funding contributions are determined as a percentage of wages paid.  The funding is divided between the defined benefit plans and a union 401(k) plan.  It has been management’s policy to fund the defined benefit plans in accordance with the collective bargaining agreements.  The collective bargaining agreements allow the plans’ trustees to develop changes to the pension plan to allow benefits to match funding, including reductions in benefits.  The benefits under these pension plans are based upon years of qualified credited service; however benefit accruals under the Atchison plan were frozen as of October 15, 2009 and benefit accruals under the Pekin plan were frozen as of December 10, 2009.

The components of the Net Periodic Benefit Cost/(Income) for the quarter periods ended March 31, 2012 and 2011, respectively, are as follows:

	Quarter Ended
	March 31, 2012	March 31, 2011
Service cost	$-	$-
Interest cost	51	59
Expected return on plan assets	(57)	(49)
Prior service cost	-	-
Recognition of net loss	28	34
Total pension benefit cost	$22	$44

The Company previously disclosed in its financial statements for the six month transition period ended December 31, 2011, the assumptions used to determine accumulated benefit obligation.

The Company has made no employer contributions to pension plan or union 401(k) during the quarter ended March 31, 2012.

Equity-Based Compensation Plans.  The Company previously disclosed in its financial statements for the six month transition period ended December 31, 2011, a description of the Company’s equity-based compensation plans.

The Company’s equity-based compensation plans provide for the awarding of shares of restricted common stock (“restricted stock” and “nonvested shares”) for senior executives and certain salaried employees as well as outside directors.  As of March 31, 2012, 1,199,661 shares of restricted common stock (net of forfeitures) remained outstanding under the Company’s long-term incentive plans.  Compensation expense related to these awards is based on the market price of the stock on the date the Board of Directors approved the grant and is amortized over the vesting period of the restricted stock award.

In connection with the Reorganization, the Director’s Stock Plan was amended to provide for grants in the form of restricted stock units instead of restricted shares.  In contrast to restricted stock awards, shares will not be issued (and participants will not have voting or dividend rights) before awards vest and are issued.  However, the Director’s Stock Plan provides for the payment of cash dividend equivalents when dividends are paid to stockholders.

The Company has heretofore made annual restricted stock awards under its 2004 Incentive Plan.  At meetings held on March 1, 2012, the Human Resources and Compensation Committee and the Board of Directors approved awards in the form of restricted stock units, consisting of 129,000 units awarded as part of the Company’s existing long term incentive program and 45,000 units awarded as a special bonus for effort in connection with the acquisition of the distillery operations of LDI that was completed in December 2011.  These awards, which had a $6.40 per unit fair value and aggregated $1,114, will be amortized over a 5-year vesting period.  These awards entitle participants to receive an aggregate of 174,000 shares of stock following the end of the 5-year vesting period.  Full or pro rata accelerated vesting generally may occur upon a “change in the ownership” of the Company or the subsidiary for which a participant performs services,  a “change in effective control” of the Company or a “change in the ownership of a substantial portion of the assets” of the Company (in each case, generally as defined in the Treasury regulations under Section 409A of the Internal Revenue Code),  or if employment of a participant is terminated as a result of death, disability, retirement or termination without cause. Participants have no voting or dividend rights under the awards; however, the awards provide for payment of cash dividend equivalents when dividends are paid to stockholders.

As of March 31, 2012, the Company was authorized to issue 40,000,000 shares of Common Stock.  In connection with the Reorganization described in Note 1 and Note 12, the Company retired its treasury stock, which had historically been used for issuance of Common Stock under the Company’s equity-based compensation plans.  With the retirement of these treasury shares, the Company reserved certain authorized shares for issuance of Common Stock under its equity-based compensation plans.  Reserved shares of Common Stock at March 31, 2012 were as follows:

Stock options granted but not exercised	42,000
Restricted stock to non-employees (authorized but not granted)	71,061
Restricted stock to employees and executives (authorized but not granted)	1,416,778
Total	1,529,839

Note 9. Business Combination.

On December 27, 2011, through its wholly-owned subsidiary, MGPI-I, the Company completed an acquisition of substantially all of the assets used by LDI in its beverage alcohol distillery and warehousing operations.  The Company also assumed certain specified liabilities, primarily consisting of trade payables and customer and contractual obligations.  The purchase price totaled $11,041 for these net assets, which was provided through borrowings under the Company’s revolving line of credit.  The purchase price paid was equal to the current assets minus current liabilities as of December 27, 2011 and is subject to working capital true-ups.

As of March 31, 2012, working capital true-ups had not been finalized.  Subsequent to March 31, 2012, management and the seller completed working capital true-ups.  The result of the true-ups was not material to the Company’s financial results.

Note 10. Assets Held for Sale.

The Company acquired a grain elevator in conjunction with the acquisition of the distillery operations of LDI that was not expected to be used.  This facility and its related assets were reported as current assets as Assets held for sale on the Company’s Condensed Consolidated Balance Sheet as of December 31, 2011.  On March 21, 2012, the Company sold this facility and its related assets for $2,252, resulting in a loss on sale of $48.  Net proceeds after fees and tax prorations totaled $2,232.

Note 11.  Restructuring Cost Activity.

During fiscal 2009, the Company incurred certain restructuring activities, as previously disclosed in Note 9. Restructuring Costs and Loss on Impairment of Assets in Item 8 of Form 10-K for the six month transition period ended December 31, 2011.

Activity related to the severance and early retirement costs was as follows:

	Quarter Ended
	March 31, 2012	March 31, 2011
Balance at beginning of Period	$289	$791
Payments and adjustments	(95)	(173)
Balance at end of period	$194	$618

Activity related to the lease termination restructuring accrual and related costs was as follows:

	Quarter Ended
	March 31, 2012	March 31, 2011
Balance at beginning of Period	$626	$1,229
Payments and adjustments	(102)	(197)
Balance at end of period	$524	$1,032

Note 12.  Reorganization.

As previously discussed in Note 1, Holdings and Processing were part of a Merger and Reorganization effected on January 3, 2012.  The Reorganization and Merger was done entirely among affiliates under common control and no changes in carrying values of assets or liabilities was made or required.

The articles of incorporation, bylaws and equity based compensation plans of the Company were amended to reflect the Reorganization.  The Company’s ticker symbol “MGPI” was retained with the NASDAQ Stock Market.  The Company’s Credit and Security Agreement with Wells Fargo was amended to reflect the Reorganization and Merger.

Further, as part of the Reorganization, Processing's 1,414,379 treasury shares were canceled, which also reduced the number of issued shares by 1,414,379, from 19,530,344 shares at December 31, 2011 to 18,115,965 shares at March 31, 2012.  The Company accounted for the cancellation of treasury stock as a charge to retained earnings, which reduced both treasury stock and retained earnings by $7,132.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
(Dollar amounts in thousands, unless otherwise noted)

MGP Ingredients, Inc. (formerly named MGPI Holdings Inc.) (herein the "Company" or, when referenced prior to the Reorganization, referred to herein as “Holdings”) is a Kansas corporation headquartered in Atchison, Kansas.  It was incorporated in 2011 and is a holding company with no operations of its own.  Its principal, directly-owned, operating subsidiaries are MGPI of Indiana, LLC (formerly named Firebird Acquisitions, LLC)(“MGPI-I”) and MGPI Processing, Inc. (formerly named MGP Ingredients, Inc.) (“Processing”), which was incorporated in Kansas in 1957 and is the successor to a business founded in 1941 by Cloud L. Cray, Sr.

On January 3, 2012, Processing reorganized into a holding company structure (the “Reorganization”) through a merger (the “Merger”) with MGPI Merger Sub, Inc., a Kansas corporation, which was an indirect, wholly-owned subsidiary of Processing and a direct, wholly-owned subsidiary of Holdings.  Holdings was formerly a direct, wholly-owned subsidiary of Processing.  Each of Holdings and MGPI Merger Sub, Inc. were organized in connection with the Merger.  Processing was the surviving corporation in the Merger and became a direct, wholly-owned subsidiary of Holdings as a result of the Merger. Upon completion of the Reorganization, Holdings replaced Processing as the SEC registrant and publicly-held corporation, and former holders of common stock of Processing now hold the same number of shares and same ownership percentage of the Company as they held of Processing immediately prior to the Reorganization.  The consolidated assets and liabilities of Holdings and its subsidiaries immediately after the Reorganization were the same as the consolidated assets and liabilities of Processing and its subsidiaries immediately before the effective time of the Merger.  Holdings’ articles of incorporation and bylaws are the same in all material respects as those of Processing before the Merger, and each director of Processing became a director of Holdings.  Management of Holdings following the Merger is the same in all material respects as the management of Processing prior to the Merger.  Processing has distributed three of its formerly directly owned subsidiaries, MGPI-I, D.M. Ingredients, GmbH and Midwest Grain Pipeline, Inc., to Holdings.  Processing’s other subsidiary, Illinois Corn Processing, LLC, remains a directly owned 30% subsidiary of Processing (ICP was a 50% directly owned subsidiary at December 31, 2011 - see Note 3. Investment in Joint Ventures).  By engaging in the Reorganization, the Company sought to better isolate risks that might reside in one facility or operating unit from its other facilities or operating units.  It also believes that a holding company structure will facilitate ramp-up and disposition of new businesses that might be developed, accommodate future growth through acquisitions and joint ventures, create tighter focus within operating units and enhance commercial activities and financing possibilities.

As used in Management’s Discussion and Analysis, unless the context otherwise requires, the terms “Company,” “we,” or “our” when referenced to after the Reorganization mean MGP Ingredients, Inc. (formerly named MGPI Holdings, Inc.) and its consolidated subsidiaries, and these same terms when referenced prior to the Reorganization mean Processing (formerly named MGP Ingredients, Inc.) and its consolidated subsidiaries.

As previously announced, on August 25, 2011 we changed our fiscal year end from June 30 to December 31.  We filed a transition report on Form 10-K with the SEC for the period beginning July 1, 2011 and ending December 31, 2011.  The discussion below compares results for the quarter ended March 31, 2012, which is the first quarter of the fiscal year ending December 31, 2012, to the quarter ended March 31, 2011, which was the third quarter of the fiscal year ended June 30, 2011.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this Form 10-Q, as well as our audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations—General, set forth in Items 8 and Item 7, respectively of our Form 10-K for the six month transition period ended December 31, 2011.

RECENT INITIATIVES

Acquisition of LDI’s Distillery Business and related matters

On December 27, 2011, we acquired substantially all the assets used by Lawrenceburg Distillers Indiana, LLC (“LDI”) in its beverage alcohol business, and we now produce premium bourbon, corn and rye whiskeys, gin, grain neutral spirits and distillers feed at our distillery located in Lawrenceburg and Greendale, Indiana (“Indiana Distillery”).  The purchase price of the acquisition was equal to the current assets minus current liabilities as of December 27, 2011, which was estimated at closing to be $11,041 and is subject to post closing adjustments for working capital true-ups.  Subsequent to March 31, 2012, management and the seller completed working capital true-ups.  The result of the true-ups was not material to our financial results.

Since acquiring the distillery operations of LDI, we have taken several steps to improve its profitability.   We have also begun the planning stages of implementing an SAP information technology system for accounting, sales, supply chain and manufacturing at this facility.  We expect to go live on SAP during the second half of fiscal 2012.

During the quarter ended March 31, 2012, MGPI-I and the union that covers certain employees at the Indiana Distillery ratified a new multi-year collective bargaining unit agreement, that will terminate December 31, 2017.

In conjunction with the acquisition of the distillery operations of LDI, we acquired a grain elevator that was not expected to be used, which was reported as Assets held for sale at December 31, 2011.  On March 21, 2012, we sold this facility and its related assets for $2,252, resulting in a loss of $48.  Net proceeds received, after fees and prorated taxes, totaled $2,232.

Ownership change of ICP

On February 1, 2012, Illinois Corn Processing Holdings (“ICP Holdings”), an affiliate of SEACOR Energy, Inc., exercised its option to purchase an additional 20 percent of the membership interest in ICP.  The sales price was $9,103 and was determined in accordance with the LLC Interest Purchase Agreement.  Following its exercise, ICP Holdings owns 70 percent of ICP, is entitled to name 4 of ICP’s 6 advisory board members, and generally has control of ICP’s day-to-day operations.  The Company owns 30 percent of ICP and is entitled to name 2 of ICP’s 6 advisory board members.   The transaction resulted in a pre-tax gain of $4,055.

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

Grain Supply Agreements

During the quarter ended March 31, 2012, we entered a grain supply contract for the Indiana Distillery and subsequent to March 31, 2012, we extended this agreement for use at our Atchison facility.  The grain supply contracts permit us to purchase corn for delivery up to 12 months in the future, at fixed prices.  While the Atchinson contract only recently became executed, we made corn purchase commitments for future delivery at our Atchison facility throughout much of the quarter ended March 31, 2012.  The pricing for these contracts is based on a formula with several factors, including corn futures prices and the timing of our pricing decisions.

Use of Hedge Accounting

Reducing earnings volatility from commodity price swings has long been at the forefront of our risk management strategy, and in early calendar 2011, the Company’s Board of Directors made the decision to adopt hedge accounting.  Effective July 1, 2011, we elected to restart the use of hedge accounting for qualifying derivative contracts entered into on and after July 1, 2011.  For further discussion related to the accounting policy and accounting requirements for our derivative instruments, see Note 1. Accounting Policies and Basis of Presentation - Derivatives and Note 6. Derivative Instruments and Fair Value Measurements set forth in Part I, Item 1.

Our utilization of hedge accounting proved to mitigate a portion of our earnings volatility that had been experienced over the few years leading up to the restart of hedge accounting.

In connection with our new grain supply agreements discussed above, we now order corn anywhere from a month to 12 months in the future.  Accordingly, we de-designated certain cash flow hedges, which resulted in a reclassification of a $27 loss from accumulated other comprehensive income into current period earnings.  As of March 31, 2012, we had no exchange traded corn futures contracts designated as cash flow hedges.  We expect the volume of corn futures and options and the use of hedge accounting to be reduced in the future under our current strategy.

RESULTS OF OPERATIONS

General

During fiscal 2012, our focus continues to be on a profitable sales mix through value-added products with higher margins as well as pricing initiatives to better align our pricing with higher commodity prices.  With our recent acquisition of LDI’s beverage alcohol business, we have added bourbon and whiskey to our value-added products, while also increasing our gin, grain neutral spirits and distillers feed output.  With this acquisition we now also earn revenue for warehousing services to age customer-owned product.  This acquisition added significant volume to our food grade alcohol sales, which we did not have the same period a year ago.

During the quarter ended March 31, 2012, our sales increased over the period ended March 31, 2011, and our pricing out-paced the increased costs of raw materials.  This led to an improvement in return on sales in our ingredient solutions segment.  In our distillery products segment, our pricing also out-paced the increased costs of raw materials (exclusive of the impact related to the accounting for open commodity contracts); however, our return on sales declined primarily due to the accounting for open commodity contracts.

Critical Accounting Policies and Estimates

Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, in Item 7 of Form 10-K for the six month transition period  ended December 31, 2011, for a discussion of our critical accounting policies and the use of certain judgments and estimates in the preparation of our consolidated financial statements.

DEVELOPMENTS IN THE DISTILLERY PRODUCTS SEGMENT

Our strategy continues to be the production of value added products, which includes a significant proportion of total distillery products sales coming from our high quality food grade alcohol and less focus on the production of fuel grade alcohol.  Our goal is to maintain inventory levels for whiskey and bourbon sufficient to satisfy anticipated future purchase orders in the wholesale market, while meeting current demand for new distillate.  Production schedules are adjusted from time to time to bring inventories into balance with established future demand.

As discussed previously in the “– Recent Initiatives” section, we:

•	recently acquired the distillery operations of LDI, which added significant volume to our results for the current quarter;
•	sold our grain elevator and related assets for $2,252;
•	sold 20 percent of our membership interest in ICP; and
•	entered into a grain supply contract for our Indiana Distillery and subsequent to March 31, 2012, we extended the grain supply arrangements to our Atchison facility.

In alignment with the strategy described above, increased production volume of our valued added products during the quarters ended March 31, 2012 and 2011 helped us to maintain a high level of sales of high quality food grade alcohol.  Sales of food grade alcohol for the periods ending March 31, 2012 and 2011 approximated 82.0 percent of our total distillery products sales for the respective periods.   Meanwhile, our sales of fuel grade alcohol approximated 3.1 percent and 5.7 percent of total distillery products sales for the current and year-ago periods, respectively.

DEVELOPMENTS IN THE INGREDIENT SOLUTIONS SEGMENT

Our sales for the quarter ended March 31, 2012 were flat when compared to the same quarter of the previous year; however, our profitability increased due to improved pricing and lower natural gas prices.  Sales of our commodity products increased as a percentage of total segment sales.  Commodity starch prices experienced a significant increase.

As we move forward, we continue to focus on a profitable sales mix by production of our value-added products with higher margins as well as pricing initiatives to better align our pricing with higher commodity prices.

DEVELOPMENTS IN THE OTHER SEGMENT

As discussed previously, during January 2012 we announced an agreement with the KABB and four Kansas universities to develop new technologies and products that use bio-based raw materials.

GENERAL

Consolidated earnings for the quarter ended March 31, 2012 increased compared to the same period a year ago, with net income of $1,876 on consolidated net sales of $86,344 versus net income of $701 on consolidated net sales of $64,188 in the quarter ended March 31, 2011.  We experienced a loss from operations of $2,243 for the quarter ended March 31, 2012 compared to income from operations of $829 for the quarter ended March 31, 2011.

The increase in net sales was primarily the result of our increased sales volume in the distillery products segment.  Our operating results experienced an unfavorable swing quarter-over-quarter due to a decrease in earnings from our three segments as well as one-time expenses related to the LDI acquisition and our corporate restructuring.  Our combined earnings for the distillery products segment, ingredient solutions and other segment decreased from $5,400 for the quarter ended March 31, 2011 to $4,228 for the quarter ended March 31, 2012.  Despite these factors, our net income increased quarter-over-quarter primarily due to a $4,055 gain related to the sale of a 20 percent interest in our joint venture, ICP, as well as earnings from our joint venture operations.

In our distillery products segment, we achieved both volume and pricing increases compared to the same period a year ago.  In our ingredient solutions segment we experienced an increase in pricing, which was nearly offset by a decrease in volume.  Other segment sales declined slightly.   Pricing in all of our segments out-paced the increased costs for corn and flour (exclusive of the impact related to the accounting for open commodity contracts), which led to an increase in return on sales in our ingredients solutions segment from 0.7 percent for the quarter ended March 31, 2011 to 12.1 percent for the quarter ended March 31, 2012.  On the other hand, return on sales in our distillery products segment decreased from 10.9 percent for the quarter ended March 31, 2011 to 3.7 percent for the quarter ended March 31, 2012, which was significantly impacted by an unfavorable swing in earnings related to the accounting for open commodity contracts.

NET SALES

Net sales for the quarter ended March 31, 2012 increased $22,156, or 34.5 percent, compared to the quarter ended March 31, 2011.  The increase was primarily attributable to increased net sales in the distillery products segment as sales in each of the ingredient solutions and other segments experienced de minimis quarter-over-quarter changes in net sales.  Net sales in the distillery products segment as a whole increased primarily as a result of higher volumes of food grade alcohol, as well as from increased prices per unit.  Production from our new Indiana Distillery contributed to increased sales of food grade alcohol during the quarter ended March 31, 2012, which we did not own the same period a year ago.  The de minimis increase in net sales in the ingredient solutions segment was due to increased pricing partially offset by lower volumes in certain products.  The de minimis decrease in net sales for our other segment was due to lower volumes partially offset by increased pricing.

COST OF SALES

For the quarter ended March 31, 2012, cost of sales increased $23,096, or 40.0 percent, compared to the quarter ended March 31, 2011.  For the quarter ended March 31, 2012, cost of sales was 93.5 percent of net sales, which generated a gross profit margin of 6.5 percent.  For the quarter ended March 31, 2011, cost of sales was 89.8 percent of net sales, which generated a gross margin of 10.2 percent.

Our higher overall costs were directly the result of production increases related to distillery products, higher corn and flour prices, and the unfavorable impact of open derivative contracts.  Production of food grade alcohol from our new Indiana Distillery contributed to the overall increase in cost of sales during the quarter ended March 31, 2012, which we did not own the same period a year ago.  These cost increases were partially offset by lower natural gas prices.  We saw increases in the per-bushel cost of corn and the per-pound cost of flour (exclusive of the impact related to the accounting for open commodity contracts), which averaged 6.0 percent and 5.0 percent higher, respectively, than the quarter ended March 31, 2011. These increases were partially offset by a decrease in the per-million cubic foot cost of natural gas, which averaged nearly 18.7 percent lower than the quarter ended March 31, 2011.

Cost of sales was also impacted by changes in the fair value of open derivatives contracts not designated as cash flow hedges.  For the quarter ended March 31, 2012, our open commodity contracts had an $827 unfavorable impact to cost of sales compared to a $1,550 favorable impact for the quarter ended March 31, 2011.  We use these contracts to mitigate the impact of changes in commodity prices.

For the quarter ended March 31, 2011, hedge accounting was not used as we did not restart our use of hedge accounting until July 1, 2011 (for qualifying derivative contracts entered into on and after July 1, 2011) as further discussed in “- Recent Initiatives” and in Note 1. Accounting Policies and Basis of Presentation set forth in Item I, Financial Statements of this Form 10-Q and incorporated herein by reference.  In connection with the grain supply agreements discussed previously, we de-designated certain cash flow hedges, which resulted in a reclassification of a $27 loss from accumulated other comprehensive income into cost of sales during the quarter ended March 31, 2012.  As of March 31, 2012, we had no exchange traded corn futures contracts designated as cash flow hedges.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the quarter ended March 31, 2012 increased by $2,058, or 36.2 percent, compared to the quarter ended March 31, 2011.  This increase was primarily due to an increase in professional fees, higher personnel costs and long-term incentives, and increased accruals associated with our short-term incentive program.  Professional fees increased primarily due to our corporate reorganization and our acquisition of LDI’s beverage alcohol business.  The higher personnel costs were impacted by our acquisition of LDI’s beverage alcohol business in late 2011.

OTHER OPERATING COSTS

Other operating costs for the quarter ended March 31, 2012 totaled $74 compared to $0 for the quarter ended March 31, 2011.  The components of other operating costs include a $48 loss on sale of assets and a $26 increase to our restructuring accrual for rail cars.

GAIN ON SALE OF JOINT VENTURE INTEREST

As previously discussed, on February 1, 2012, ICP Holdings exercised its option to purchase an additional 20 percent of the membership interest in ICP.  The sales price was $9,103 and the transaction resulted in a pre-tax gain of $4,055.

INTEREST EXPENSE

Interest expense for the quarter period ended March 31, 2012 increased $163 compared to the same period ended March 31, 2011.  This increase was primarily the result higher average daily balance and interest rate on our line of credit as well as higher long term debt compared to the same period a year ago.

EQUITY IN EARNINGS (LOSS) OF JOINT VENTURES

ICP

On February 1, 2012, ICP Holdings exercised its option to purchase an additional 20 percent of the membership interest in ICP.  Following its exercise, the Company owns 30 percent of ICP.

 For the quarter ended March 31, 2012, ICP had earnings of $1,128.  As a 50 percent owner for the month of January 2012 and a 30 percent owner for the months of February and March 2012, our portion of the earnings was $473.

For the quarter ended March 31, 2011, ICP had earnings of $158.  As a 50 percent owner, our portion of the earnings was $79.

As further described in Note 3.  Investment in Joint Ventures, ICP’s Limited Liability Company Agreement gives us and our joint venture partner, ICP Holdings certain rights to shut down the Pekin plant if ICP operates at an EBITDA loss of $500 in any quarter.  Such rights are conditional in certain instances but are absolute if EBITDA losses aggregate $1,500 over any three consecutive quarters or if ICP’s net working capital is less than $2,500.

D.M. Ingredients, GmbH (“DMI”)

On July 17, 2007, we completed a transaction with Crespel and Dieters GmbH & Co. KG for the formation and financing of a joint venture, DMI, located in Ibbenburen, Germany.  DMI’s primary operation is the production of specialty ingredients for marketing by MGPI domestically and, through Crespel and Dieters and third parties, internationally.  We own a 50 percent interest in DMI, and account for it using the equity method of accounting.  As of March 31, 2012, we had invested $571 in DMI since July 2007.

For the quarters ended March 31, 2012 and 2011, DMI had earnings (loss) of $(72) and $90, respectively.  As a 50 percent joint venture holder, our equity in earnings (loss) was $(36) and $45 for the quarters ended March 31, 2012 and 2011, respectively.

DMI’s functional currency is the European Union Euro.  Accordingly, changes in the holding value of the Company’s investment in DMI resulting from changes in the exchange rate between the U.S. Dollar and the European Union Euro are recorded in other comprehensive income as a translation adjustment on unconsolidated foreign subsidiary net of deferred taxes.

NET INCOME

As the result of the factors outlined above, we experienced net income of $1,876 in the quarter ended March 31, 2012 compared to net income of $701in the quarter ended March 31, 2011.

SEGMENT RESULTS

The following is a summary of revenues and pre-tax profits / (loss) allocated to each reportable operating segment for the quarterly periods ended March 31, 2012 and 2011.  For additional information regarding our operating segments, see Note 7. Operating Segments included under Part 1, Item 1, Financial Statements of this Form 10-Q and incorporated herein by reference.

	Quarter Ended
	March 31, 2012	March 31, 2011
Distillery products
Net Sales	$72,485	$50,327
Pre-Tax Income	2,686	5,475
Ingredient solutions
Net Sales	13,578	13,574
Pre-Tax Income	1,638	100
Other
Net Sales	281	287
Pre-Tax Loss	(96)	(175)

DISTILLERY PRODUCTS

Total distillery products sales revenue for the quarter ended March 31, 2012 increased $22,158, or 44.0 percent, compared to the quarter ended March 31, 2011.  This increase was primarily attributable to an increase in sales of high quality food grade alcohol of 44.4 percent, which was due to a 27.9 percent increase in per unit pricing as well as a 12.9 percent increase in volume compared to the same period a year ago.  With the recent acquisition of LDI’s beverage alcohol business we added significant volume to our food grade alcohol sales, which we did not have the same period a year ago.  Also contributing to the overall sales increase in the distillery products segment were increases of $3,725 and $625 in distillers feed and warehousing revenue earned at our Indiana Distillery, respectively, for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011.  Our pricing out-paced the increased costs for raw materials (exclusive of the impact related to the accounting for open commodity contracts).  For the quarter ended March 31, 2012, the per-bushel cost of corn averaged nearly 6.0 percent higher than the quarter ended March 31, 2011.  The per-million cubic foot cost of natural gas averaged nearly 18.7 percent lower than the same period a year ago. While overall revenues for distillery products increased for the quarter ended March 31, 2012 as compared to the same quarter a year ago, return on sales decreased as previously described in “-General”, which was primarily driven by an unfavorable swing in earnings related to the accounting for open commodity contracts.  For the quarter ended March 31, 2012, our open commodity contracts had an $827 unfavorable impact to cost of sales compared to a $1,550 favorable impact for the quarter ended March 31, 2011.

INGREDIENT SOLUTIONS

Total ingredient solutions sales revenue for the quarter ended March 31, 2012 increased by $4 compared to the quarter ended March 31, 2011.  Specialty starches saw a 13.3 percent decrease in revenues compared to the same period a year ago due to a volume decrease partially offset by an increase in per unit pricing.  Revenues for specialty proteins for the quarter ended March 31, 2012 increased 2.9 percent compared to the quarter ended March 31, 2011 due to a volume increase partially offset by a decrease in per unit pricing.  Commodity starch saw a 49.0 increase in revenues compared the same period a year ago due to both per unit pricing and volume increases.  Revenues for commodity starches and proteins totaled 18.9 percent and 12.8 percent of total segment sales for the quarters ended March 31, 2012 and 2011, respectively.  While we experienced a quarter-over-quarter increase in our commodity products as a percentage of total segment sales, our focus remains on the production and commercialization of specialty ingredients.   Our margins in the ingredient solutions segment saw an increase during the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011.  This was principally due to improved average selling prices, and lower natural gas prices partially offset by higher raw material costs for flour.  Natural gas prices averaged approximately 18.7 percent lower compared to the quarter ended March 31, 2011.  Flour costs, on the other hand, averaged approximately 5.0 percent higher per pound compared to the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Our principal uses of cash are for the cost of raw materials and energy used in our production processes, salaries, debt service obligations on our borrowings, and capital expenditures.  Our principal sources of cash are revenues from the products we make and our revolving credit facility.  We also have used cash for acquisitions, and we have received cash from investment or asset dispositions and tax refunds.

On February 1, 2012, we sold a 20 percent interest in ICP to ICP Holdings for $9,103.  The sale resulted when ICP Holdings exercised an option it acquired from the Company when ICP Holdings purchased its existing interest in ICP in 2009.

On December 27, 2011, we closed our acquisition of distillery operations of LDI.  The purchase price of the acquisition was equal to the current assets minus current liabilities as of December 27, 2011, which was estimated at closing to be $11,041.  The purchase price was funded primarily through our bank revolving credit facility and is subject to post closing adjustments for working capital true-ups, which were finalized subsequent to March 31, 2012 and were not material to our financial results.  Out of the purchase price, escrow accounts aggregating $3,852 were set up to fund working capital true-ups, possible future indemnification claims and COBRA expenses.

As we now purchase corn for future delivery under new grain supply agreements, our need for restricted cash has decreased as we have consequently reduced the volume of our open corn futures and options contracts at March 31, 2012.

Under agreements that the Company made in March 2011 with a third party logistics company that contracts with transportation companies, fees for the previous six months are paid in early January and July of each calendar year.  We paid $7,770 for our second billing under this agreement on January 6, 2012.

On March 1, 2012, the Board of Directors declared a five (5) cent dividend per share of Common Stock.    The $914 dividend was paid on April 19, 2012 to common stockholders of record on March 22, 2012.

We have budgeted $7,000 in routine capital expenditures over the twelve month period ending December 31, 2012 related to other improvements in and replacements of existing plant and equipment and information technology.  As of March 31, 2012, we had contracts to acquire capital assets of approximately $2,239.

We expect our sources of cash to be adequate to provide for budgeted capital expenditures and anticipated operating requirements.

The following table is presented as a measure of our liquidity and financial condition:

	March 31,	December 31,
	2012	2011
Cash and cash equivalents	$-	$383
Working capital	26,633	18,887
Amounts available under lines of credit	22,708	23,358
Credit facility, notes payable and long-term debt	29,901	29,664
Stockholders’ equity	85,918	84,430

	Quarter Ended
	March 31,	March 31,
	2012	2011
Depreciation and amortization	$2,935	$2,395
Capital expenditures	484	5,010
Cash flows from operations	(10,971)	(549)

CASH FLOW INFORMATION

Summary cash flow information follows for the quarters ended March 31, 2012 and 2011, respectively:

	Quarter Ended
	March 31,	March 31,
	2012	2011
Cash flows provided by (used for):
Operating activities	$(10,971)	$(549)
Investing activities	10,351	(5,010)
Financing activities	237	5,800

Decrease in cash and cash equivalents	(383)	241
Cash and cash equivalents at beginning of year	383	472
Cash and cash equivalents at end of period	$-	$713

During the quarter ended March 31, 2012, our consolidated cash decreased $383 to $0 as compared to the quarter ended March 31, 2011, in which there was a $241 increase.  Decreased operating cash flow resulted primarily from a decrease in accounts payable and accounts payable to affiliate, an increase in receivables and a decrease in net income (after giving effect to a $4,055 deduction related to the non-cash gain on sale of our 20 percent interest in ICP).  These decreases to operating cash flow were partially offset by a decrease in restricted cash.  Cash outflows related to capital expenditures during the quarter ended March 31, 2012 decreased compared to the quarter ended March 31, 2011, while proceeds from the disposition of property and of our 20 interest in ICP increased.  During the quarter ended March 31, 2012, borrowings on debt exceeded payments on debt by $237 as compared to the quarter ended March, 2011, in which borrowings exceeded payments on debt by $5,736.

Operating Cash Flows.  Summary operating cash flow information for the quarters ended March 31, 2012 and 2011, respectively, is as follows:

	Quarter Ended
	March 31, 2012	March 31, 2011
Cash Flows from Operating Activities
Net income	$1,876	$701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,935	2,395
Gain on sale of joint venture interest	(4,055)	-
Loss on sale of assets	48	-
Share based compensation	353	290
Equity in earnings of joint ventures	(437)	(124)
Changes in operating assets and liabilities:
Restricted cash	1,454	(678)
Receivables, net	(7,984)	(5,352)
Inventory	(3,236)	(2,545)
Prepaid expenses	(409)	318
Refundable income taxes	120	126
Accounts payable	(1,880)	3,051
Accounts payable to affiliate, net	(1,380)	2,079
Accrued expenses	904	132
Change in derivatives	1,131	(1,550)
Deferred credit	(150)	(156)
Accrued retirement health and life insurance benefits and other noncurrent liabilities	(261)	(67)
Other	-	831
Net cash used in operating activities	$(10,971)	$(549)

Cash flow from operations for the quarter ended March 31, 2012 decreased $10,422 to $(10,971) from $(549) for the quarter ended March 31, 2011.  This decrease in operating cash flow was primarily the result of a decrease in accounts payable and accounts payable to affiliate, an increase in receivables and a decrease in net income (after giving effect to a $4,055 deduction related to the non-cash gain on sale of our 20 percent interest in ICP) as well as the timing of cash receipts and disbursements.  Accounts payable decreased $1,880 for quarter ended March 31, 2012 compared to an increase of $3,051 for the quarter ended March 31, 2011.  Accounts payable to affiliate decreased $1,380 for quarter ended March 31, 2012 compared to an increase of $2,079 for the quarter ended March 31, 2011.  Receivables increased $7,984 for the quarter ended March 31, 2012 compared to an increase of $5,352 for the quarter ended March 31, 2011.

The above factors, which served to decrease operating cash flow, were partially offset by the following:

•
for the quarter ended March 31, 2012, a decrease in restricted cash of $1,454 was required to be pledged to the broker for our exchange-traded commodity instruments, given the fair market value of our open market positions relative to the respective contract prices.  This compares to an increase in the pledge requirement of $678 for the quarter ended March 31, 2011;

•	for the quarter ended March 31, 2012, an increase in accrued expenses of $904 compared to an increase of $132 for the quarter ended March 31, 2011; and
•	for the quarter ended March 31, 2012, an increase in change in derivative valuation of $1,131 compared to a decrease of $1,550 for the quarter ended March 31, 2011.

Investing Cash Flows.  Net investing cash flow for the quarter ended March 31, 2012 was $10,351 compared to $(5,010) for the quarter ended March 31, 2011.  During the quarter ended March 31, 2012, we made capital investments of $484 and we also made a $500 expenditure to fund our portion of the capital improvements at ICP.  During the quarter ended March 31, 2012, we received proceeds from the disposition of property and equipment of $2,232 that were classified as Assets held for sale at December 31, 2011 and we also received proceeds of $9,103 related to the sale of a 20 interest in ICP.  During the quarter ended March 31, 2011, we made capital investments of $5,010.

Financing Cash Flows.  Net financing cash flow for the quarter ended March 31, 2012 was $237 compared to $5,800 for the quarter ended March 31, 2011, for a net decrease in financing cash flow of $5,563.  During the quarter ended March 31, 2012, we had net borrowings of $650 under our operating line of credit compared to net borrowings of $5,912 for the quarter ended March 31, 2011.  Our payments on long-term debt totaled $413 for the quarter ended March 31, 2012 compared to payments of $176 for the quarter ended March 31, 2011.

CAPITAL EXPENDITURES

For the quarter ended March 31, 2012, we made $651 of capital investments, of which $484 was a use of cash and $167 remained payable at March 31, 2012.  The capital investments related primarily to facility improvements and upgrades.

LINE OF CREDIT

On January 3, 2012 we entered into the Assignment and Assumption of Note and Credit Agreement and Fourth Amendment to the Credit Agreement (the “Fourth Amendment”) with Wells Fargo Bank National Association (“Wells Fargo”) pursuant to which we amended the Credit and Security Agreement dated July 21, 2009 (as amended, the “Credit Agreement”).  The Fourth Amendment modifies our existing revolving credit facility under the Credit Agreement in several material respects, as follows:

•	In connection with the Reorganization, the Company assumed Processing’s obligations and indebtedness and became the “Borrower” under the Credit Agreement;
•	Processing released and discharged Wells Fargo from any and all claims related to the Credit Agreement;
•
The Fourth Amendment provides that Holdings and its more than 50%-held subsidiaries (the “Subsidiaries”), which includes Processing, are deemed to be one consolidated entity and, thus, Holdings and the Subsidiaries are generally subject to the representations and warranties and the covenants in the Credit Agreement as a single, consolidated entity.

On January 3, 2012, Processing also executed a Continuing Guaranty, whereby it agreed to guarantee the obligations of the Company under the Credit Agreement.  Further, on January 3, 2012, Processing executed a Third Party Security Agreement which gives Wells Fargo a security interest in Processing’s assets as security for its obligations under the Continuing Guaranty.

The amount of borrowings which we may make is subject to borrowing base limitations.  As of March 31, 2012, our outstanding borrowings under this facility were $21,792, leaving $22,708 available for additional borrowings after giving effect to outstanding letters of credit.  The borrowing base is the lesser of the maximum line amount or an amount based on specified percentages of eligible accounts receivable and inventories less specified reserves.  The lender has discretion under the Credit Agreement to change the manner in which the borrowing base is determined, such as altering the advance rates applicable to accounts receivable and inventory or changing reserve amounts.

FINANCIAL COVENANTS

Under the Credit Agreement, we must report adjusted net income each period.  Adjusted net income as defined must not be less than one dollar ($1.00) as of each quarter end for the 12 month period then ending.  The Credit Agreement defines adjusted net income as net income from continuing operations (which is inclusive of the bargain purchase gain and related tax effects recognized during the quarter ended December 31, 2011), including extraordinary losses and excluding extraordinary gains, adjusted for unrealized gains and losses from hedging activities, non cash income or losses from equity method investments and gains or losses from the sale or disposition of assets.   The Company’s results for periods ending March 31, 2012 included material unrealized losses from hedging activities, material non-cash losses from equity method investments, a material non-cash bargain purchase gain and a material gain on the sale of a joint venture interest.  Adjusted net income, including the gain on the sale of joint venture interest, exceeded the $1.00 requirement, and we were in compliance with this covenant at March 31, 2012.  We must also meet, and did meet at March 31, 2012, the following ratios:

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
(ix)	minus $7,000 in deemed per annum maintenance capital expenditures divided by

(b)	the sum of:
(i)	current maturities of long term debt
(ii)	plus capitalized lease payments and interest expense.

Balance Sheet Leverage Ratio (meaning total liabilities divided by tangible net worth) not to exceed 1.75 to 1.00 (measured as of each quarter end).

   The Credit Agreement also includes provisions that limit or restrict our ability to:
•	incur additional indebtedness;
•	pay cash dividends to stockholders in excess of $2,000 during any fiscal year or re-purchase our stock;
•	make investments that exceed $15,000 or acquisitions that exceed $5,000 (other than the acquisition of LDI) in the aggregate;
•	dispose of assets;
•	create liens on our assets;
•	incur operating lease expense in excess of $4,000 in any fiscal year;
•	pledge the fixed and real property assets of LDI’s Distillery Business;
•	merge or consolidate; or
•	increase certain salaries and bonuses.

The lender has significant lending discretion under the Credit Agreement; it may modify our borrowing base and various components thereof in its reasonable discretion, thereby affecting the amount of credit available to us. The lender may terminate or accelerate our obligations under the Credit Agreement upon the occurrence of various events in addition to payment defaults and other breaches, including such matters as over advances arising from reductions in the borrowing base, certain changes in the Board, failure to pay taxes when due, defaults under other material debt, lease or other contracts and our CEO ceasing to be actively engaged in our day-to-day business activities if we fail to hire a successor acceptable to the lender within 90 days.

WORKING CAPITAL

COMPARISON TO DECEMBER 31, 2011

Our working capital increased $7,746 from December 31, 2011 to March 31, 2012.  This increase was primarily the result of increases in receivables and inventory and decreases in accounts payable and accounts payable to affiliate.  These increases to working capital were partially offset by increases in accrued expenses and borrowings under our line of credit, and decreases in restricted cash and assets held for sale.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Commodity Costs

We make our products primarily from flour and corn and, as such, are subject to market risk due to changes in commodity prices.  We utilize long-term contracts with suppliers as well as derivative instruments, which we mark to market, to mitigate some of these risks.  Our derivative instruments include a combination of forward purchases and exchange traded commodity futures and options contracts.  The derivatives contracts trade on the Kansas City and Chicago Boards of Trade and the New York Mercantile Exchange.

At March 31, 2012, we had no open exchange traded futures contracts to purchase corn.  At December 31, 2011, we had open exchange traded futures contracts to purchase 5,825,000 bushels of corn through March 2013, at a weighted average contract price of $6.35 per bushel versus a weighted average market price of $6.38 per bushel.

At March 31, 2012, the Company had open exchange traded corn futures contracts to purchase 12,876,000 gallons of ethanol through December 2012, at a weighted average contract price of $2.38 per gallon versus a weighted average market price of $2.15 per gallon.  At December 31, 2011, the Company also has open exchange traded futures contracts to purchase 18,545,500 gallons of ethanol through December 2012, at a weighted average contract price of $2.33 per gallon versus a weighted average market price of $2.21 per gallon.

Our commodity price hedging instruments generally relate to contracted firm-priced business.  Based on our overall commodity hedge exposure at March 31, 2012, a hypothetical 10 percent decrease/increase in market prices applied to the fair value of our corn and ethanol instruments would result in a corresponding (decrease)/increase in the fair value of the exchange traded futures contracts of approximately $(2,767) and $2,767, respectively.  It should be noted that any change in the fair value of the contracts, real or hypothetical, would be substantially offset by an inverse change in the value of the underlying hedged item.

Interest Rate Exposures

Our loan from Union State Bank – Bank of Atchison bears interest at 6% over the three year treasury index, adjusted quarterly.

Our Credit Agreement with Wells Fargo, as amended January 3, 2012, provides for interest at a variable rate equal to daily one month LIBOR plus applicable margin based on our balance sheet leverage ratio ranging from 1.50% to 2.0% (2.05% at March 31, 2012); the default rate is the daily one month LIBOR plus 6%, in the lender’s discretion.  Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease.

The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following a change in our balance sheet leverage ratio or an increase in market interest rates. Based on weighted average outstanding borrowings and our balance sheet leverage ratio at March 31, 2012, a 100 basis point increase over the non-default rates actually in effect at such date would increase our interest expense on an annual basis by $254.

ITEM 4. CONTROLS AND PROCEDURES.

(a)           Evaluation of disclosure controls and procedures.

            As of the end of the quarter ended March 31, 2012, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)           Changes in Internal Controls.

There has been no change in the Company’s internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Reference is made to Part I, Item 3, Legal Proceedings of our Transition Report on Form 10-K for the six month transition period ended December 31, 2011 and Note 5. Commitments and Contingencies for information on certain proceedings to which we are subject.

We are a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us.

ITEM 1A.  RISK FACTORS

Risk Factors are described in “Item 1A. Risk Factors” of the Company’s Transition Report on Form 10-K for the six month transition period ended December 31, 2011 and there have been no material changes thereto.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit Number	Description of Exhibit
2.1
Agreement of Merger and Plan of Reorganization, dated as of January 3, 2012,  by and among MGPI Processing, Inc. (formerly MGP Ingredients, Inc.),  MGP Ingredients, Inc. (formerly MGPI Holdings, Inc.) and MGPI Merger Sub, Inc. (Incorporated by reference to Exhibit 2 of the Company's current report on Form 8-K filed January 5, 2012 (File number 000-17196))

3.1	Articles of Incorporation of MGP Ingredients, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed January 5, 2012) (File number 000-17196))
3.2
Certificate of Amendment to Articles of Incorporation of MGP Ingredients, Inc. (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed January 5, 2012 (File number 000-17196))

3.3	Bylaws of MGP Ingredients, Inc. (Incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed January 5, 2012 (File number 000-17196))
4.1
Credit and Security Agreement dated July 21, 2009 between MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and Wells Fargo Bank, National Association and Revolving Note (Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.2	First Amendment to Credit and Security Agreement dated June 30, 2010 (Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K filed July 7, 2010 (File No. 0-07196))
4.3
Second Amendment to Credit and Security Agreement, dated January 20, 2011.  (Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010  (File Number 000-17196)

4.4
Third Amendment to Credit and Security Agreement, dated October 20, 2011 (Incorporated by reference to Exhibit 4.0 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File number 000-17196))

4.5
Assignment and Assumption of Note and Credit Agreement and the Fourth Amendment to the Credit Agreement between MGP Ingredients, Inc. (formerly MGPI Holdings, Inc.) and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1.21 of the Company's transition report on Form 10-K for the six months ended December 31, 2012 (File Number 000-17196))

4.6
Continuing Guaranty to Wells Fargo Bank, National Association from MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) (Incorporated by reference to Exhibit 4.1.22 of the Company's transition report on Form 10-K for the six months ended December 31, 2012 (File Number 000-17196))

4.7
Third Party Security Agreement by and between Wells Fargo Bank, National Association and MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) (Incorporated by reference to Exhibit 4.1.23 of the Company's transition report on Form 10-K for the six months ended December 31, 2012 (File Number 000-17196))

4.8
Assignment of Membership Interest to Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1.11 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2009 (File number 000-17196))

4.9
Partial Release of Collateral Agreement dated January 30, 2012 (Incorporated by reference to Exhibit 4.1.11.2 of the Company's transition report on Form 10-K for the six months ended December 31, 2012 ( File Number 000-17196))

4.10
Patent and Trademark Security Agreement dated as of July 21, 2009 between MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1.1 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.11
Assignment of Membership Interests  dated as of July 21, 2009 between MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and Wells Fargo Bank, National Association, relating to MGPI of Indiana, LLC (formerly, Firebird Acquisitions, LLC) (Incorporated by reference to Exhibit 4.1.2 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.12
Stock Pledge Agreement dated as of July 21, 2009 between MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and Wells Fargo Bank, National Association, relating to stock of Midwest Grain Pipeline, Inc. (Incorporated by reference to Exhibit 4.1.3 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.13
Control Agreement and Assignment of Hedging Account among Wells Fargo Bank, National Association, MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and ADM Investor Services, Inc. (Incorporated by reference to Exhibit 4.1.4 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.14
Form of Mortgage relating to MGPI Processing, Inc.'s (formerly MGP Ingredients, Inc.) Onaga plant in favor of Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1.6 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009, which was filed in the same form in Pottawatomie County, Kansas)

4.15
Amended and Restated Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated as of August 31, 2009 relating to MGPI Processing, Inc.'s (formerly MGP Ingredients, Inc.) Atchison facility in favor of Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1.6 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.16
Form of Mortgage relating to a tract of land owned by MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) in Wyandotte County, Kansas in favor of  Wells Fargo Bank, national Association (Incorporated by reference to Exhibit 4.1.6 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009, which was filed in the same form in Wyandotte County, Kansas)

4.17
Consent and Release dated August 19, 2009 between Wells Fargo Bank, National Association and MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) (Incorporated by reference to Exhibit 4.1.9 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.18
Consent and Release dated December 21, 2009, between Wells Fargo Bank, National Association and MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) (Incorporated by reference to Exhibit 4.1.9 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2009 (File number 000-17196))

4.19
Consent dated December 31, 2009 from Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1.10 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2009 (File number 000-17196))

4.20
Consent dated February 2, 2010 from Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 4.1.12 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2010 (File number 000-17196))

4.21
Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated February 15, 2010 to Wells Fargo Bank, National Association, relating to MGPI Processing, Inc.'s (formerly MGP Ingredients, Inc.) Executive Office Building & Technical Center in Atchison, Kansas (Incorporated by reference to Exhibit 4.1.13 of the Company's Quarterly Report on Form 10-Q for the Quarter ended March  31, 2010 (File number 000-17196))

4.22
Bond Pledge and Security Agreement dated February 15, 2010 by and among MGPI Processing, Inc. (formerly MGP Ingredients, Inc.), Commerce Bank, as Trustee and Wells Fargo Bank, National Association relating to City of Atchison, Kansas, $7,000,000 original principal amount of Taxable Industrial Revenue Bonds, Series 2006 (MGP Ingredients, Inc. Project) (Incorporated by reference to Exhibit 4.1.14 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2010 (File number 000-17196))

4.23
Amended and Restated Revolving Note dated October 20, 2011(Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011  (File number 000-17196))

4.24
Continuing Guaranty to Wells Fargo Bank, National Association from MGPI of Indiana, LLC and Midwest Grain Pipeline, Inc., dated October 20, 2011(Incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File number 000-17196))

4.25
Third Party Security Agreement dated October 20, 2011 by and among Wells Fargo Bank, National Association, MGPI of Indiana, LLC and Midwest Grain Pipeline, Inc. (Incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File number 000-17196))

4.26
Intercreditor Agreement between Wells Fargo Bank, National Association and Union State Bank of Everest (Incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.27
Mortgagee's Waiver and lien release executed by Wells Fargo Bank National Association (Incorporated by reference to Exhibit 4.7.2 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2011(File number 000-17196))

10.1
Assumption Agreement, dated as January 3, 2012, between the Company and Former MGP Ingredients, Inc. (the predecessor SEC registrant before the merger on January 3, 2012) (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 5, 2012 (File number 000-17196))

10.2
Amendments to Stock Incentive Plan of 1996, 1998 Stock Incentive Plan for Salaried Employees, Stock Incentive Plan of 2004 and 1996 Stock Option Plan for Outside Directors  (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 5, 2012 (File number 000-17196))

10.3
Non-Employee Directors’ Restricted Stock and Restricted Stock Unit Plan, as amended (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 5, 2012 (File number 000-17196))

10.4	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed January 5, 2012 (File number 000-17196))
10.5
LLC Interest Assignment and Purchase Agreement dated February 1, 2012 between MGPI Processing, Inc. and Illinois Corn Processing Holdings, Inc.  (Incorporated by reference to Exhibit 10.51 of the Company's transition report on Form 10-K for the six months ended December 31, 2012 (File Number 000-17196))

10.6
Guidelines on Issuance of 2011 Transition Period Restricted Stock Unit Awards (Incorporated by reference to Exhibit 10.52 of the Company's transition report on Form 10-K for the six months ended December 31, 2012 (File Number 000-17196))

10.7
Award Agreement for 8,250 Restricted Stock Units granted under the Stock Incentive Plan of 2004 on March 1, 2012 to Timothy W. Newkirk with respect to the  2011 Transition Period ended December 31, 2011. An additional award of 10,000 Restricted Stock Units was also granted to Mr. Newkirk on March 1, 2012 as a special bonus under a similar award agreement. (Awards also were made to the following named executive officers for the aggregate  number of restricted stock units specified:  Don Tracy – 18,250 units;  Donald Coffey, Ph.D. – 8,250 units; Scott Phillips – 18,250 units; and Randy M. Schrick – 8,250 units (Incorporated by reference to Exhibit 10.53 of the Company's transition report on Form 10-K for the six months ended December 31, 2012 (File Number 000-17196))

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
*32.1	Certification of Chief Executive Officer furnished pursuant to Rule 13a 14(b) and 18 U.S.C. 1350
*32.2	Certification of Chief Financial Officer furnished pursuant to Rule 13a-4(b) and 18 U.S.C. 1350
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” and not “filed.”

*Filed herewith

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.
Date: May 9, 2012	By /s/ Timothy W. Newkirk Timothy W. Newkirk, President and Chief Executive Officer

Date: May 9, 2012	By /s/ Don Tracy Don Tracy Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
*32.1	Certification of Chief Executive Officer furnished pursuant to Rule 13a 14(b) and 18 U.S.C. 1350
*32.2	Certification of Chief Financial Officer furnished pursuant to Rule 13a-4(b) and 18 U.S.C. 1350
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” and not “filed.”

*Filed herewith