Form 10-Q
period 2012-06-30
MGP INGREDIENTS INC
filed 2012-08-09
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X ] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of  “large accelerated filer”, “accelerated filer and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One) [  ] Large accelerated filer  [  ] Accelerated filer

[  ]  Non-accelerated filer                                                      [ X] Smaller Reporting Company

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ]Yes [ X ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value
17,973,065 shares outstanding
as of August 3, 2012

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as well as historical information.  All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements.  In addition, forward-looking statements are usually identified by or are associated with such words as “intend,” “plan,” “believe,” “estimate,” “expect,” “anticipate,” “hopeful,” “should,” “may,” “will,” “could,” “encouraged,” “opportunities,” “potential” and/or the negatives of these terms or variations of them or similar terminology.  They reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance.  All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement.  Investors should not place undue reliance upon forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements.  Important factors that could cause actual results to differ materially from our expectations include, among others: (i) disruptions in operations at our Atchison facility or Indiana distillery,  (ii) the availability and cost of grain and fluctuations in energy costs, (iii) the effectiveness of our hedging strategy, (iv) our ability to integrate the acquired operations of Lawrenceburg Distillers Indiana, LLC into our own, (v) the competitive environment and related market conditions, (vi) the ability to effectively pass raw material price increases on to customers, (vii) the profitability of the Illinois Corn Processing, LLC (“ICP”) joint venture, (viii) our ability to maintain compliance with all applicable loan agreement covenants, (ix) our ability to realize operating efficiencies, (x) actions of governments and (xi) consumer tastes and preferences.  For further information on these and other risks and uncertainties that may affect our business, see Item 1A. Risk Factors of our Annual Report on Form 10-K for the six month transition period ended December 31, 2011, as updated by Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

METHOD OF PRESENTATION

All amounts in this quarterly report, except for shares, units, bushels, gallons, pounds, mmbtu, per share, per bushel and per gallon amounts, are shown in thousands.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (Unaudited)
(Dollars in thousands, except per-share amounts)

	Quarter Ended		Year to Date Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Sales	$87,263	$68,882	$175,693	$133,093
Less: excise taxes	1,729	84	3,815	107
Net sales	85,534	68,798	171,878	132,986
Cost of sales (a)	79,618	71,586	160,383	129,255
Gross profit (loss)	5,916	(2,788)	11,495	3,731

Selling, general and administrative expenses	6,285	4,880	14,033	10,570
Other operating costs	176	425	250	425
Loss from operations	(545)	(8,093)	(2,788)	(7,264)

Gain on sale of joint venture interest	-	-	4,055	-
Other income, net	2	2	4	5
Interest expense	(232)	-	(487)	(92)
Equity in earnings (loss) of joint ventures	(143)	(2,296)	294	(2,172)
Income (loss) before income taxes	(918)	(10,387)	1,078	(9,523)

Provision (benefit) for income taxes	(68)	(129)	52	34
Net income (loss)	(850)	(10,258)	1,026	(9,557)

Other comprehensive income (loss), net of tax	12	2,971	185	2,988
Comprehensive income (loss)	$(838)	$(7,287)	$1,211	$(6,569)

Per share data
Total basic earnings (loss) per common share	$(0.05)	$(0.61)	$0.06	$(0.57)
Total diluted earnings (loss) per common share	$(0.05)	$(0.61)	$0.06	$(0.57)

Dividends per common share	$-	$-	$0.05	$-

(a)
Includes related party purchases of $14,898 and $16,319 for the quarters ended June 30, 2012 and 2011, respectively.  Includes related party purchases of $31,125 and $31,953 for the year to date periods ended June 30, 2012 and 2011, respectively.

See accompanying notes to unaudited condensed consolidated financial statements

       MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	June 30, 2012	December 31, 2011

Current Assets
Cash and cash equivalents	$-	$383
Restricted cash	2,757	7,605
Receivables (less allowance for doubtful accounts: June 30, 2012 - $12; December 31, 2011 - $63)	35,364	27,804
Inventory	36,525	31,082
Prepaid expenses	1,087	958
Derivative assets	-	1,304
Deferred income taxes	5,286	6,056
Refundable income taxes	514	566
Assets held for sale	-	2,300
Total current assets	81,533	78,058

Property and equipment	190,367	185,386
Less accumulated depreciation and amortization	(113,952)	(108,307)
Property and equipment, net	76,415	77,079

Investment in joint ventures	7,889	12,147
Other assets	1,675	1,873
Total assets	$167,512	$169,157

Current Liabilities
Current maturities of long-term debt	$1,697	$1,670
Revolving credit facility	23,380	21,142
Accounts payable	22,423	22,704
Accounts payable to affiliate, net	4,611	6,167
Accrued expenses	5,165	4,023
Derivative liabilities	1,764	3,465
Total current liabilities	59,040	59,171

Long-term debt, less current maturities	5,996	6,852
Deferred credit	3,896	4,195
Accrued retirement health and life insurance benefits	6,517	6,309
Other non current liabilities	1,715	2,144
Deferred income taxes	5,286	6,056
Total liabilities	82,450	84,727

Commitments and Contingencies – See Note 5
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 18,115,965 and 19,530,344 shares at June 30, 2012 and December 31, 2011, respectively; 17,973,065 and 18,115,965 shares outstanding at June 30, 2012 and December 31, 2011, respectively	6,715	6,715
Additional paid-in capital	7,344	6,925
Retained earnings	71,933	78,953
Accumulated other comprehensive income (loss)	(850)	(1,035)
Treasury stock, at cost
Common; 142,900 and 1,414,379 shares at June 30, 2012 and December 31, 2011, respectively	(84)	(7,132)
Total stockholders’ equity	85,062	84,430
Total liabilities and stockholders’ equity	$167,512	$169,157

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (Dollars in thousands)

	Year to Date Ended
	June 30, 2012	June 30, 2011
Cash Flows from Operating Activities
Net income (loss)	$1,026	$(9,557)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,843	4,760
Gain on sale of joint venture interest	(4,055)	-
Loss on sale of assets	48	-
Share based compensation	419	609
Equity in (earnings) loss of joint ventures	(294)	2,172
Changes in operating assets and liabilities:
Restricted cash	4,848	(538)
Receivables, net	(7,560)	(6,229)
Inventory	(5,443)	3,885
Prepaid expenses	(129)	(90)
Refundable income taxes	52	(41)
Accounts payable	(998)	6,133
Accounts payable to affiliate, net	(1,556)	2,404
Accrued expenses	1,058	283
Change in derivatives	(270)	-
Deferred credit	(299)	(597)
Accrued retirement health and life insurance benefits and other noncurrent liabilities	(158)	(613)
Other	-	1,542
Net cash provided by (used in) operating activities	(7,468)	4,123

Cash Flows from Investing Activities
Proceeds from sale of joint venture interest	9,103	-
Additions to property and equipment	(4,245)	(9,111)
Proceeds from the disposition of property and equipment	2,232	-
Investment in and advances to unconsolidated subsidiaries	(500)	-
Net cash provided by (used in) investing activities	6,590	(9,111)

Cash Flows from Financing Activities
Payment of dividends	(914)	-
Purchase of treasury stock	-	(33)
Proceeds from stock plans	-	48
Exercise of stock options	-	548
Proceeds from issuance of long-term debt	-	7,335
Principal payments on long-term debt	(829)	(351)
Proceeds from revolving credit facility	71,095	175,290
Principal payments on revolving credit facility	(68,857)	(170,718)
Net cash provided by financing activities	495	12,119

Increase (decrease) in cash and cash equivalents	(383)	7,131
Cash and cash equivalents, beginning of period	383	472
Cash and cash equivalents, end of period	$-	$7,603

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2011	$4	$6,715	$6,925	$78,953	$(1,035)	$(7,132)	$84,430
Comprehensive income (loss) :
Net income				1,026			1,026
Change in pension plans					61		61
Change in post employment Benefits					4		4
Change in translation adjustment on non-consolidated foreign subsidiary					(7)		(7)
Net losses from cash flow hedges					(286)		(286)
Losses from cash flow hedges reclassified to cost of sales					186		186
Losses from de-designated cash flow hedges reclassified to cost of sales					27		27
Ineffective portion of cash flow hedges reclassified to cost of sales					200		200
Dividends paid				(914)			(914)
Share-based compensation			419				419
Cancellation of treasury stock				(7,132)		7,132	-
Stock shares repurchased						(84)	(84)
Balance, June 30, 2012	$4	$6,715	$7,344	$71,933	$(850)	$(84)	$85,062

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

Note 1.  Accounting Policies and Basis of Presentation.

Reorganization

MGP Ingredients, Inc. (formerly named MGPI Holdings Inc.) (herein the “Company” or, when referenced prior to the Reorganization (defined below), referenced to herein as “Holdings,” is a Kansas corporation headquartered in Atchison, Kansas.  It was incorporated in 2011 and is a holding company with no operations of its own.  Its principal, directly-owned, operating subsidiaries are MGPI Processing, Inc. (formerly named MGP Ingredients, Inc.) (“Processing”), and MGPI of Indiana, LLC (formerly named Firebird Acquisitions, LLC) (“MGPI-I”).

On January 3, 2012, Processing reorganized into a holding company structure (the “Reorganization”) as previously disclosed in its consolidated financial statements for the six-month transition period ended December 31, 2011.

As used in these Notes to Unaudited Condensed Consolidated Financial Statements, unless the context otherwise requires, the term “Company” when referenced to after the Reorganization means MGP Ingredients, Inc. (formerly named MGPI Holdings, Inc.) and its consolidated subsidiaries, and the term “Company” when referenced prior to the Reorganization means Processing (formerly named MGP Ingredients, Inc.) and its consolidated subsidiaries.

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

These unaudited condensed consolidated financial statements as of and for the quarter and year to date periods ended June 30, 2012 should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Transition Report on Form 10-K for the six month transition period ended December 31, 2011 filed with the SEC.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Inventory

Inventory includes finished goods, raw materials in the form of agricultural commodities used in the production process and certain maintenance and repair items.  Inventories are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventory consists of the following:

	June 30, 2012	December 31, 2011

Finished goods	$16,038	$15,728
Barreled whiskey and bourbon	7,133	2,473
Raw materials	5,692	5,352
Work in process	2,859	3,529
Maintenance materials	4,030	3,468
Other	774	532
Total	$36,525	$31,082

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

The Company accounts for its investment in non-consolidated subsidiaries under the equity method of accounting when the Company has significant influence, but does not have more than 50% voting control, and is not considered the primary beneficiary.  Under the equity method of accounting, the Company reflects its investment in non-consolidated subsidiaries within the Company’s Condensed Consolidated Balance Sheets as “Investment in joint ventures”; the Company’s share of the earnings or losses of the non-consolidated subsidiaries are reflected as “Equity in earnings (loss) of joint ventures” in the Condensed Consolidated Statements of Comprehensive Income (Loss).

Revenue Recognition

Revenue from the sale of the Company’s products is recognized as products are delivered to customers according to shipping terms and when title and risk of loss have transferred.

The Company routinely produces whiskey and bourbon and this product is frequently barreled and warehoused at a Company location for an extended period of time in accordance with directions received from the Company’s customers.   This product must meet customer acceptance specifications, the risks of ownership and title for these goods must be passed and requirements for bill and hold revenue recognition must be met prior to the Company recognizing revenue for this product.  Separate warehousing agreements are typically maintained for customers who store their product with the Company and warehouse revenues are recognized as the service is provided.

Sales include customer paid freight costs billed to customers of $3,236 and $2,986 for the quarters ended June 30, 2012 and 2011, respectively, and $5,119 and $5,879 for the year to date periods ended June 30, 2012 and 2011, respectively.

Income Taxes

The effective tax rate for the quarters ended June 30, 2012 and 2011 was 7.4 percent and 1.2 percent, respectively.  The effective tax rate for the year to date periods ended June 30, 2012, and 2011 was 4.8 percent and (0.4) percent, respectively.

For the quarters and year to date periods ended June 30, 2012 and June 30, 2011, the effective rate differed from the Company’s statutory rate primarily due to the expected change in the Company’s valuation allowance against available net operating losses and the effects of state income taxes for which no operating loss carryovers are available.  At this time, management is unable to conclude it is more likely than not that deferred tax assets will be realized.  As a result of this analysis, the Company continues to record a full valuation allowance on net deferred tax assets.  Management will continue to evaluate the available positive and negative evidence in future periods.  Depending on management’s ongoing assessment of realization of its tax attributes, it is possible that all or a portion of the valuation allowance will be reversed which would positively impact income in the future periods.

Earnings (loss) per Share

The Company applies the provisions of ASC 260 - Earnings per share. Basic and diluted earnings (loss) per share are computed using the two-class method, which is an earnings allocation formula that determines net income (loss) per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income (loss) from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period.

The Company identified an immaterial error in its computation of loss per share for the quarter ended and year ended June 30, 2011.  For both the quarter and year ended June 30, 2011, the Company had incorrectly allocated the net loss to each class of common stock and participating security under the two-class method. The net loss for each of these periods should have been fully allocated to the class of common stock.  The impact of this immaterial error correction is to change loss per share for the quarter ended June 30, 2011 to $(0.61) from $(0.58) as previously reported and to change loss per share for the year ended June 30, 2011 to $(0.08) from $(0.07) as previously reported.  Note that because the Company changed its fiscal year end from June 30 to December 31, the loss per share for the year ended June 30, 2011 is not presented in this Form 10-Q for the quarterly period ended June 30, 2012.  The Company does not believe that this adjustment is material to any of its previously-filed quarterly or annual consolidated financial statements.

Impairment

The Company tests its long-lived assets for impairment whenever events or conditions and circumstances indicate a carrying amount of an asset may not be recoverable.  No events or conditions occurred during the quarterly period ended June 30, 2012 that required the Company to record an impairment.

Dividends

On March 1, 2012, the Board of Directors declared a dividend of $0.05 per share of the Company’s common stock, no par value (the “Common Stock”), payable to stockholders of record of Common Stock on March 22, 2012.  This $914 dividend was paid on April 19, 2012.

Reclassifications

Historically, the Company recorded the collection of excise taxes on distilled products sold to customers as accrued expenses and no revenue or expense was recognized in the Condensed Consolidated Statements of Comprehensive Income (Loss).  With the Company’s acquisition of the distillery operations of Lawrenceburg Distillers Indiana, LLC (“LDI”) on December 27, 2011, the Company is now subject to more excise taxes.  In the quarter ended March 31, 2012, because excise taxes exceeded 1 percent of net sales, the Company began to present excise taxes as a caption on the Condensed Consolidated Statements of Comprehensive Income (Loss), which is a reduction to gross sales.  The prior quarter and year to date period ended have been conformed to the current presentation.  This reclassification had no impact on net loss or reported loss per share.

Note 2.  Recently Issued Accounting Pronouncements.

Fair Value Measurements and Disclosures

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Accounting Standards Codification (“ASC”) Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”).  The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in U.S. GAAP and international financial reporting standards (“IFRS”). Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. To improve consistency in application across jurisdictions, some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. ASU 2011-04 also provides for certain changes in current U.S. GAAP disclosure requirements, for example with respect to the measurement of level 3 assets and for measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity. The amendments in ASU 2011-04 are to be applied prospectively.  The adoption of this accounting standard effective January 1, 2012 did not have a material impact on the Company’s accounting or disclosures.

      Presentation of Comprehensive Income

       In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which requires that comprehensive income and the related components of net income and other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 also requires reclassification adjustments from other comprehensive income to net income be presented on the face of the financial statements. However, in December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 to defer the requirement to present reclassification adjustments from other comprehensive income on the face of the financial statements and allow entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the requirements in effect before ASU 2011-05.  The adoption of these standards effective January 1, 2012 resulted only in changes to the presentation of the Company’s financial statements, with net income (loss) and other comprehensive income (loss) reported in a single, continuous statement, and did not have an impact on the Company’s financial position, results of operations or cash flows.

Note 3.  Investment in Joint Ventures.

At June 30, 2012, the Company’s investments accounted for using the equity method of accounting consisted of the following: (1) 30 percent interest in Illinois Corn Processing, LLC (“ICP”), which operates a distillery, and (2) 50 percent interest in D.M. Ingredients, GmbH (“DMI”), which produces certain specialty starch and protein ingredients.

On February 1, 2012, Illinois Corn Processing Holdings (“ICP Holdings”), an affiliate of SEACOR Energy, Inc., exercised its option to purchase from the Company an additional 20 percent of the membership interest in ICP.  The proceeds for this sale approximated $9,103.  Following its exercise, ICP Holdings owns 70 percent of ICP, is entitled to name 4 of ICP’s 6 advisory board members, and generally has control of ICP’s day-to-day operations.  The Company owns 30 percent of ICP and is entitled to name two of ICP’s six advisory board members.   The transaction resulted in a pre-tax gain of $4,055, which was recorded during the quarter ended March 31, 2012.

Maximum Exposure to Loss

On January 29, 2010, ICP acquired the steam facility that services its operations for $5,000, of which approximately $2,000 remained payable at December 31, 2011.  On January 19, 2012, $1,000 was paid, equally by the Company and SEACOR Energy Inc., leaving at June 30, 2012, $1,000 still payable.  The Company’s portion of the remaining commitment of $500 plus the Company’s investment balance is the maximum exposure to losses.  A reconciliation from the Company’s investment in ICP to the entity’s maximum exposure to loss is as follows:

	June 30, 2012 (a)	December 31, 2011
Company’s investment balance in ICP	$7,594	$11,777
Plus:
Funding commitment for capital Improvements	500	1,000
The Company’s maximum exposure to loss related to ICP	$8,094	$12,777

(a)	The Company’s investment balance in ICP at June 30, 2012 reflects its sale of a 20 percent interest effective February 1, 2012.

Summary Financial Information

Condensed financial information of the Company’s non-consolidated equity method investment in ICP is shown below.

	Quarter Ended		Year to Date Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
ICP’s Operating results:
Net sales (a)	$58,938	$55,008	$116,991	$112,574
Cost of sales and expenses (b)	(59,307)	(59,633)	(116,232)	(117,042)
Net income (loss)	$(369)	$(4,625)	$759	$(4,468)

(a)
Includes related party sales to MGPI of $14,638 and $15,574 for the quarters ended June 30, 2012 and 2011, respectively, and $30,633 and $31,837 for the year to date periods ended June 30, 2012 and 2011, respectively.

(b)
Includes depreciation and amortization of $1,259 and $1,294 for the quarters ended June 30, 2012 and 2011, respectively, and $2,519 and $2,583 for the year to date periods ended June 30, 2012 and 2011, respectively.

The Company’s equity in earnings (loss) of joint ventures is as follows:

	Quarter Ended		Year to Date Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

ICP (30% interest)(a)	$(110)	$(2,313)	$363	$(2,234)
DMI (50% interest)	(33)	17	(69)	62
	$(143)	$(2,296)	$294	$(2,172)

(a)
The Company’s ownership percentage of ICP was 50 percent through February 1, 2012, when the Company sold a 20 percent interest of its investment.  From February 2, 2012 through June 30, 2012, the Company’s ownership percentage in ICP was 30 percent.

The Company’s investment in joint ventures is as follows:

	June 30, 2012	December 31, 2011

ICP (30% interest) (a)	$7,594	$11,777
DMI (50% interest)	295	370
	$7,889	$12,147

(a)
The Company’s ownership percentage of ICP was 50 percent through February 1, 2012, when the Company sold a 20 percent interest of its investment.  From February 2, 2012 through June 30, 2012, the Company’s ownership percentage in ICP was 30 percent.

Note 4.  Earnings (loss) per Share.

The computations of basic and diluted earnings (loss) per share from continuing operations are as follows:

	Quarter Ended		Year to Date
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Net income (loss) from continuing operations attributable to shareholders	$(850)	$(10,258)	$1,026	$(9,557)
Amounts allocated to participating securities (nonvested shares and units) (i)	-	-	(67)	-
Net income (loss) from continuing operations attributable to common shareholders	$(850)	$(10,258)	$959	$(9,557)

Basic weighted average common shares(ii)	16,916,304	16,752,771	16,916,304	16,675,254
Potential dilutive securities(iii)	-	-	1,962	-
Diluted weighted average common shares	16,916,304	16,752,771	16,918,266	16,675,254

Earnings (loss) per share from continuing operations attributable to common shareholders
Basic	$(0.05)	$(0.61)	$0.06	$(0.57)
Diluted	$(0.05)	$(0.61)	$0.06	$(0.57)

(i)
Participating securities include 998,143 and 1,088,644 nonvested restricted shares for the quarters and year to date periods ended June 30, 2012 and 2011, respectively, as well as 200,764 and 0 restricted share units for the quarters and year to date periods ended June 30, 2012 and 2011, respectively.

(ii)
Under the two-class method, basic weighted average common shares exclude outstanding nonvested participating securities consisting of restricted share awards of 998,143 and 1,088,644 for the quarters and year to date periods ended June 30, 2012 and 2011, respectively.

(iii)
Anti-dilutive shares related to stock options totaled 20,000 and 18,000 for the quarters ended June 30, 2012 and 2011, respectively, and 19,000 and 14,000 for the year to date periods ended June 30, 2012 and 2011, respectively.  Potential dilutive securities have not been included in the earnings (loss) per share computation in a period when a loss was experienced.

Note 5.  Commitments and Contingencies.

Commitments

The Company has grain supply agreements to purchase its corn requirements for each of its Indiana Distillery and Atchison facility through a single elevator company.  These grain supply agreements expire December 31, 2014 and thereafter will automatically renew each year on March 31.  At June 30, 2012, the Company had commitments to purchase bushels of corn to be used in operations through January 31, 2013 totaling $20,428.

The Company has commitments to purchase approximately 1,165,000 mmbtu of natural gas at fixed prices at various dates through January 2013.  The commitment for these contracts at June 30, 2012 totaled approximately $4,269.

The Company has entered into a supply contract for flour for use in the production of protein and starch ingredients.  The initial term of the agreement, as amended, expires October 23, 2015.  At June 30, 2012, the Company had commitments to purchase approximately 24,319,000 pounds of flour, which extend through December 31, 2012, aggregating approximately $4,657.

At June 30, 2012, the Company had $500 outstanding from a letter of credit.

Contingencies

There are various legal proceedings involving the Company and its subsidiaries that are ordinary and routine in nature for an entity in the Company’s business.  Management considers that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or overall trends in results of operations of the Company.

Note 6.  Derivative Instruments and Fair Value Measurements.

Derivative Instruments.  Certain commodities the Company uses in its production process are exposed to market price risk due to volatility in the prices for those commodities.  The Company uses financial derivative instruments to reduce exposure to market risk in commodity prices, primarily corn and ethanol, through a combination of forward purchases, long-term contracts with suppliers and exchange traded commodity futures and option contracts.  Specifically, the Company will sell put options on commodity futures at exercise prices that are deemed attractive to the Company and use the premiums received to reduce the overall cost of inputs utilized in the production process.  Beginning July 1, 2011, the Company began to buy and sell derivative instruments to manage market risk associated with purchases of product priced as a function of ethanol prices, including ethanol futures and option contracts.  These contracts were entered into to mitigate risks associated with the Company’s investment in ICP.  Effective July 1, 2011, management elected to restart hedge accounting for qualifying derivative contracts entered into on and after July 1, 2011.  No ethanol futures or option contracts have been designated as hedges as of June 30, 2012.

During the quarter ended March 31, 2012, the Company entered into a grain supply contract for its distillery in Indiana that permits the Company to purchase corn for delivery up to 12 months in the future, at fixed prices.  During the quarter ended June 30, 2012, the Company extended this grain supply agreement used for its distillery in Indiana to its Atchison facility.  The pricing for these contracts is based on a formula using several factors.  The Company has determined that the firm commitments to purchase corn under the terms of these new contracts meet the normal purchases and sales exception as defined under ASC 815, Derivatives and Hedging, and has excluded the fair value of these commitments from recognition within its condensed consolidated financial statements until the actual contracts are physically settled.  Accordingly, given these purchase agreements, in February 2012, the Company made the decision to close out of the corn futures contracts designated as cash flow hedges prior to their scheduled delivery and simultaneously de-designated 100 percent of these cash flow hedges at that time.

As of June 30, 2012, the Company has no futures contracts designated as cash flow hedges.

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

		Quarter Ended		Year to Date Ended
	Classified	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Commodity derivatives	Cost of sales	$361	$(2,450)	$(466)	$2,696

The Company has used corn futures contracts for the purchase of corn and has also used call and put options in order to mitigate the impact of potential changes in market conditions.  Beginning July 2011, the Company began to buy and sell derivative instruments to manage market risk associated with purchases of product priced as a function of ethanol prices, including ethanol futures and option contracts, in order to mitigate risks associated with the Company’s investment in ICP.  At June 30, 2012, the Company had 10,498,000 gallons (maturing through December 2012) of derivative contracts not designated as hedging instruments.

Derivatives Designated as Cash Flow Hedges

The Company, from time to time, has used futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The Company’s corn processing plants currently grind approximately 1,750,000 bushels of corn per month.  From July 1, 2011 until January 27, 2012, when the grain supply contracts became operative, the Company typically entered into cash flow hedges to cover between 70 percent and 80 percent of its monthly anticipated grind.  As previously discussed, in connection with the Company’s new grain supply agreements, the Company de-designated its cash flow hedges and had no corn futures contracts at June 30, 2012.

	Amount of Gains (Losses) Recognized in OCI on Derivatives
	Quarter Ended		Year to Date Ended
Derivatives in Cash Flow Hedging Relationship	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Commodity derivatives	-	n/a	$(286)	n/a

	Amount of Gains (Losses) Reclassified from AOCI into Earnings
	Quarter Ended		Year to Date Ended
Location of Losses Reclassified from AOCI into Income	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Cost of sales	-	n/a	$(413)	n/a

During the quarter ended March 31, 2012, the Company de-designated 100 percent of its cash flow hedges, which resulted in a reclassification of a $27 loss from AOCI into current period earnings.  The Company also reclassified $200 of net losses deferred in AOCI, prior to the de-designation, to cost of sales as a result of cash flow hedge ineffectiveness.

Fair Value Measurements. In accordance with ASC 820, Fair Value Measurements and Disclosures, the fair value of an asset is considered to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value hierarchy gives the highest priority to quoted market prices (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of inputs used to measure fair value are as follows:

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

The following table shows the fair value of the Company’s derivatives (both designated and non-designated hedging instruments), where the derivatives are classified on the Condensed Consolidated Balance Sheets and the level, within the fair value hierarchy at both June 30, 2012 and December 31, 2011.

			Fair Value Measurements
	Classified	Total	Level 1		Level 2	Level 3
June 30, 2012
Liabilities
Ethanol Derivatives	Derivative Liabilities	$(1,764)		$(1,764)	$-	$-

December 31, 2011
Assets
Corn Derivatives	Derivative Assets	$1,091		$1,091	$-	$-
Ethanol Derivatives	Derivative Assets	$213		$213	$-	$-

Liabilities
Corn Derivatives	Derivative Liabilities	$(974)	$	(974)	$-	$-
Ethanol Derivatives	Derivative Liabilities	$(2,491)		$(2,491)	$-	$-

FASB ASC 825, Financial Instruments, requires the disclosure of the estimated fair value of financial instruments. The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, accounts payable and a revolving credit facility.  The carrying value of the short-term financial instruments approximates the fair value due to their short-term nature. These financial instruments have no stated maturities or they have short-term maturities that approximate market.

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $7,761 and $8,647 at June 30, 2012 and December 31, 2011, respectively. The financial statement carrying value was $7,693 and $8,522 at June 30, 2012 and December 31, 2011, respectively.  These fair values are considered Level 2 under the fair value hierarchy.

Counterparty credit risk.  The Company enters into commodity derivatives through a broker with a diversified group of counterparties.  Under the terms of the Company’s account with its broker, it is required to maintain a cash margin account as collateral to cover any shortfall in the market value of derivatives.

The Company classifies certain interest bearing cash accounts on deposit with and maintained with the Company’s broker for exchange-traded commodity instruments, which totaled $2,757 and $7,605 at June 30, 2012 and December 31, 2011, respectively, as restricted cash to reflect the fair value of open contract positions relative to respective contract prices.  The Company is also required to provide required margin, serving as collateral, in accordance with commodity exchange requirements which totaled $962 and $4,680 at June 30, 2012 and December 31, 2011, respectively.

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

	Quarter Ended		Year to Date Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Net Sales to Customers
Distillery products	$71,196	$52,965	$143,681	$103,293
Ingredient solutions	14,090	15,604	27,668	29,178
Other	248	229	529	515
Total	85,534	68,798	171,878	132,986

Depreciation and amortization
Distillery products	1,384	1,246	2,768	2,520
Ingredient solutions	646	598	1,296	1,153
Other	61	62	122	164
Corporate	817	632	1,657	923
Total	2,908	2,538	5,843	4,760

Income (Loss) before Income Taxes
Distillery products	3,762	(3,712)	6,448	4,294
Ingredient solutions	987	(136)	2,624	(35)
Other	(150)	(209)	(246)	(385)
Corporate(i)	(5,517)	(6,330)	(11,802)	(13,397)
Gain on sale of joint venture interest(i)	-	-	4,055	-
Total	$(918)	$(10,387)	$1,078	$(9,523)

(i)
The Company’s management reporting does not assign or allocate special charges to the Company’s operating segments.  For purposes of comparative analysis, gain on sale of joint venture interest for the year to date period ended June 30, 2012 has been excluded from the Company’s segments.

	As of June 30, 2012	As of December 31, 2011
Identifiable Assets
Distillery products	$96,342	$92,881
Ingredient solutions	28,788	26,937
Other	256	348
Corporate	42,126	48,991
Total	$167,512	$169,157

Note 8.  Employee Benefit Plans.

Post Retirement Benefits.  The Company and its subsidiaries provide certain post-retirement health care and life insurance benefits to certain retired employees.  The liability for such benefits is unfunded.

The components of the Net Periodic Benefit Cost for the quarter and year to date periods ended June 30, 2012 and 2011, respectively, are as follows:

	Quarter Ended		Year to Date Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Service cost	$56	$56	$112	$112
Interest cost	59	102	118	204
Prior service cost	(4)	(4)	(8)	(8)
Loss	-	22	-	44
Total post-retirement benefit cost	$111	$176	$222	$352

The Company previously disclosed in its financial statements for the six-month transition period ended December 31, 2011, amounts expected to be paid to plan participants.  There have been no revisions to these estimates and there have been no changes in the estimate of total employer contributions expected to be made for the year ended December 31, 2012.

Total employer contributions accrued for the quarter ended June 30, 2012 were $111.

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

The components of the Net Periodic Benefit Cost/(Income) for the quarter and year to date periods ended June 30, 2012 and 2011, respectively, are as follows:

	Quarter Ended		Year to Date Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Service cost	$-	$-	$-	$-
Interest cost	51	59	102	118
Expected return on plan assets	(57)	(49)	(114)	(98)
Prior service cost	-	-	-	-
Recognition of net loss	28	34	56	68
Total pension benefit cost	$22	$44	$44	$88

The Company previously disclosed in its financial statements for the six-month transition period ended December 31, 2011, the assumptions used to determine accumulated benefit obligation.

The Company has made no employer contributions to pension plan or union 401(k) during the quarter ended June 30, 2012.

Equity-Based Compensation Plans.  The Company previously disclosed in its financial statements for the six-month transition period ended December 31, 2011, a description of the Company’s equity-based compensation plans.

The Company’s equity-based compensation plans provide for the awarding of shares of restricted common stock (“restricted stock” or “nonvested shares”) for senior executives and certain salaried employees as well as outside directors.  As of June 30, 2012, 998,143 shares of restricted common stock (net of forfeitures) remained outstanding under the Company’s long-term incentive plans.  Compensation expense related to these awards is based on the market price of the stock on the date the Board of Directors approved the grant and is amortized over the vesting period of the restricted stock award.

In connection with the Reorganization, the Director’s Stock Plan was amended to provide for grants in the form of restricted stock units instead of restricted stock.  In contrast to restricted stock awards, shares will not be issued (and participants will not have voting or dividend rights) before awards vest and are issued.  However, the Director’s Stock Plan provides for the payment of cash dividend equivalents when dividends are paid to stockholders.

The Company has heretofore made annual restricted stock awards under its 2004 Incentive Plan.  At meetings held on March 1, 2012, the Human Resources and Compensation Committee and the Board of Directors approved awards in the form of restricted stock units, consisting of 129,000 units awarded as part of the Company’s existing long-term incentive program and 45,000 units awarded as a special bonus for effort in connection with the acquisition of the distillery operations of LDI that was completed in December 2011.  These awards, which had a $6.40 per unit fair value and aggregated $1,114, are being amortized over a 5-year vesting period.  These awards entitle participants to receive an aggregate of 174,000 shares of stock following the end of the 5-year vesting period.  Full or pro rata accelerated vesting generally may occur upon a “change in the ownership” of the Company or the subsidiary for which a participant performs services,  a “change in effective control” of the Company or a “change in the ownership of a substantial portion of the assets” of the Company (in each case, generally as defined in the Treasury regulations under Section 409A of the Internal Revenue Code),  or if employment of a participant is terminated as a result of death, disability, retirement or termination without cause. Participants have no voting or dividend rights under the awards; however, the awards provide for payment of cash dividend equivalents when dividends are paid to stockholders.

In June 2012, under the Directors’ Stock Plan, 31,264 restricted stock units were awarded to outside directors of the Company.  These awards, which had a $3.14 per unit fair value and aggregated $98, are being amortized over a 3-year vesting period.

As of June 30, 2012, the Company was authorized to issue 40,000,000 shares of Common Stock.  In connection with the Reorganization described in Note 1, Processing’s 1,414,379 treasury shares were canceled, which also reduced the number of issued shares by 1,414,379.  The Company accounted for the cancellation of treasury stock as a charge to retained earnings, which reduced both treasury stock and retained earnings by $7,132.  The Company had historically used this treasury stock for issuance of Common Stock under the Company’s equity-based compensation plans.  With the retirement of these treasury shares, the Company reserved certain authorized shares for issuance of Common Stock under its equity-based compensation plans.  Reserved shares of Common Stock at June 30, 2012 were as follows:

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

During April 2012, management and the seller completed working capital true-ups.  The result of the true-ups was not material to the Company’s financial results.

Note 10. Assets Held for Sale.

The Company acquired a grain elevator in conjunction with the acquisition of the distillery operations of LDI that was not expected to be used.  This facility and its related assets were reported in current assets as Assets held for sale on the Company’s Condensed Consolidated Balance Sheet as of December 31, 2011.  On March 21, 2012, the Company sold this facility and its related assets for $2,252, resulting in a loss on sale of $48.  Net proceeds after fees and tax prorations totaled $2,232.

Note 11.  Restructuring Cost Activity.

During fiscal 2009, the Company incurred certain restructuring activities, as previously disclosed in Note 9. Restructuring Costs and Loss on Impairment of Assets in Item 8 of Form 10-K for the six month transition period ended December 31, 2011.

Activity related to the severance and early retirement costs was as follows:

	Quarter Ended		Year to Date Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Balance at beginning of Period	$194	$618	$289	$791
Payments and adjustments	(84)	(106)	(179)	(279)
Balance at end of period	$110	$512	$110	$512

Activity related to the lease termination restructuring accrual and related costs was as follows:

	Quarter Ended		Year to Date Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Balance at beginning of Period	$524	$1,032	$626	$1,229
Provision for additional expense	176	249	202	249
Payments and adjustments	(117)	(138)	(245)	(335)
Balance at end of period	$583	$1,143	$583	$1,143

Note 12.  Amendment to Credit Agreement

Effective May 31, 2012, the Company entered into a Fifth Amendment to Credit Agreement (“Fifth Amendment”) with Wells Fargo. The Fifth Amendment modifies the Company’s existing revolving credit facility under the Credit and Security Agreement between the Company and Wells Fargo dated July 21, 2009 (as amended from time to time, the “Credit Agreement”) in several material respects, and summarized as follows:

•
The definition of “Adjusted Net Income” was amended to mean Net Income, adjusted by excluding from such calculation all cash and non-cash gains, losses, income and expenses related to the following: (a) Equity method investments (though cash gains, losses, income and expenses related thereto shall not be excluded), (b) Swap Contracts and hedging activities, (c) corporate reorganization and restructuring activities or subsidiary start-up operations, and (d) the sale, disposition, purchase or acquisition of assets, other than in the ordinary course of business;

•
Adjusted Net Income is measured quarterly for the quarters ended June 30, 2012, September 30, 2012 and December 31, 2012.  Thereafter, Adjusted Net Income is based on a rolling 12-month period at the end of each quarterly reporting period;

•
For the quarters ended June 30, 2012, September 30, 2012 and December 31, 2012, Adjusted Net Income shall not be less than $(1,000), $(500) and $1.00 (one dollar), respectively.   For the 12-month periods thereafter, Adjusted Net Income shall not be less than $1.00 (one dollar);

•	Fixed Charge Coverage Ratio is measured quarterly on a rolling 12-month period beginning with the 12-month period ending on March 31, 2013, and each quarter thereafter;

•
Eligible Barreled Alcohol Inventory Advance Rate is a factor applied to Eligible Barreled Alcohol Inventory used in determining Borrowing Base (described below).  For Eligible Barreled Alcohol Inventory that is less than two years old, the factor is 50 percent and for Eligible Barreled Alcohol Inventory that is two years old or greater, the factor is 70 percent; and

•
The definition of Borrowing Base was amended so that: (a) the sum of the products of Eligible Barreled Alcohol Inventory times the applicable Eligible Barreled Alcohol Inventory Advance Rate included in the Borrowing Base is capped at $7,500, (b) total Rail Inventory included in the Borrowing Base is capped at $3,000, and (c) Distilled Spirits Tax Reserve and Rail Reserve are excluded from the Borrowing Base.

At June 30, 2012, the Company was in compliance with all its debt covenants.  The Company’s debt covenants become more restrictive with regard to reported losses in future periods, and as currently specified, require the Company to report adjusted net earnings, as defined, for periods after September 30, 2012.

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

As previously announced, on August 25, 2011 we changed our fiscal year end from June 30 to December 31.  We filed a transition report on Form 10-K with the SEC for the period beginning July 1, 2011 and ending December 31, 2011.  The discussion below compares results for the quarter and year to date periods ended June 30, 2012 to the quarter and six-month to date periods ended June 30, 2011.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this Form 10-Q, as well as our audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations—General, set forth in Items 8 and Item 7, respectively of our Form 10-K for the six-month transition period ended December 31, 2011.

RECENT INITIATIVES

Acquisition of the Indiana Distillery

On December 27, 2011, we acquired substantially all the assets used by Lawrenceburg Distillers Indiana, LLC (“LDI”) in its beverage alcohol business, and we now produce premium bourbon, corn and rye whiskeys, gin, grain neutral spirits and distillers feed at our distillery located in Lawrenceburg and Greendale, Indiana (“Indiana Distillery”).  The purchase price of the acquisition was equal to the current assets minus current liabilities as of December 27, 2011, which was estimated at closing to be $11,041.   During April 2012, management and the seller completed working capital true-ups.  The result of the true-ups was not material to our financial results.

Since acquiring the distillery operations of LDI, we have taken several steps to improve its profitability.   We recently completed the planning stages of implementing an SAP information technology system for accounting, sales, supply chain and manufacturing at this facility.  We went live on SAP on July 1, 2012.  We have spent $134 on this implementation project through June 30, 2012 and we expect future expenditures to be approximately $280.

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

Ownership change of ICP

On February 1, 2012, Illinois Corn Processing Holdings (“ICP Holdings”), an affiliate of SEACOR Energy, Inc., exercised its option to purchase from us an additional 20 percent of the membership interest in ICP.  The proceeds for this sale approximated $9,103.  Following its exercise, ICP Holdings owns 70 percent of ICP, is entitled to name 4 of ICP’s 6 advisory board members, and generally has control of ICP’s day-to-day operations.  The Company owns 30 percent of ICP and is entitled to name 2 of ICP’s 6 advisory board members.   The transaction resulted in a pre-tax gain of $4,055 during the quarter ended March 31, 2012.

Grain Supply Agreements

During the quarter ended March 31, 2012, we entered a grain supply contract for the Indiana Distillery and during the quarter ended June 30, 2012 we extended this agreement for use at our Atchison facility.  The grain supply contracts permit us to purchase corn for delivery up to 12 months in the future, at fixed prices.  The pricing for these contracts is based on a formula using several factors.

Supply for commodities has been tight during the first six months of 2012 due, in part, to the drought in the United States.  Market prices for commodities, including corn, have been near historic highs in June 2012, and accordingly, this impacts the pricing we pay under our grain supply agreements.

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

In connection with our new grain supply agreements discussed above, we now order corn anywhere from a month to 12 months in the future.  We have determined that the firm commitments to purchase corn under the terms of these new agreements meet the normal purchases and sales exception as defined under ASC 815, Derivative and Hedging, and exclude the fair value of these commitments from recognition in our financial statements until the actual contracts are physically settled.  Accordingly, during the quarter ended March 31, 2012, we de-designated certain cash flow hedges, which resulted in a reclassification of a $27 loss from accumulated other comprehensive income into earnings for the quarter ended March 31, 2012.  As of June 30, 2012, we had no exchange traded corn futures contracts designated as cash flow hedges.  We expect the volume of corn futures and options and the use of hedge accounting to be reduced in the future under our current strategy.

RESULTS OF OPERATIONS

Consolidated losses for the quarter ended June 30, 2012 decreased compared to the same period a year ago, with a net loss of $850 on consolidated net sales of $85,534 versus a net loss of $10,258 on consolidated net sales of $68,798 in the quarter ended June 30, 2011.

The increase in net sales was primarily the result of our increased sales volume in the distillery products segment.  The loss for the quarter ended June 30, 2012 was driven by higher selling, general and administrative expenses and a 1-week shut-down of the Atchison plant for routine maintenance and general capital project upgrades.

Our improved quarter-over-quarter results were greatly impacted by the loss experienced during the quarter ended June 30, 2011.  Contributing to our loss for the quarter ended June 30, 2011 was a $5,499 unfavorable impact to cost of sales from changes in the fair value of open derivative hedge contracts, a significant portion of which occurred in the last two days of the quarter, high raw material costs, a temporary production interruption, a lag in the adjustment of our alcohol selling prices in step with high corn prices, and low gross margins in our ingredients solutions segment.  The temporary production interruption during the quarter ended June 30, 2011 resulted from a one-week outage related to installing the new distillery water cooling system at the Atchison plant.  This caused production for the month of May 2011 to be below normal.   Our joint venture, ICP, was similarly impacted during the quarter ended June 30, 2011 by high raw material costs and unrealized losses on open commodity derivative contracts as well as a two-week shut-down for maintenance.  ICP experienced a $3,139 net loss for the quarter ended June 30, 2011, of which $1,570 was our 50 percent share.

In our distillery products segment, we achieved both volume and pricing increases compared to the same period a year ago.  In our ingredient solutions segment we experienced a decrease in volume, partially offset by an increase in pricing.  Other segment sales increased slightly.   Pricing in our distillery products and ingredient solutions segments increased whereas the pricing for corn and flour decreased (exclusive of the impact related to the accounting for open commodity contracts), which led to an increase in return on sales in these segments.  In our distillery products segment, return on sales increased from (7.0) percent for the quarter ended June 30, 2011 to 5.3 percent for the quarter ended June 30, 2012.  Our return on sales in our ingredients solutions segment increased from (0.9) percent for the quarter ended June 30, 2011 to 7.0 percent for the quarter ended June 30, 2012.

Consolidated earnings for the year to date period ended June 30, 2012 increased compared to the same period a year ago, with net income of $1,026 on consolidated net sales of $171,878 versus a net loss of $9,557 on consolidated net sales of $132,986 in the year to date period ended June 30, 2011.

The increase in net sales was primarily the result of our increased sales volume in the distillery products segment.  Our net income increased for the year to date period primarily due to the quarter-over-quarter increase in earnings for the quarter ended June 30, 2012 described above as well as a $4,055 gain recorded during the quarter ended March 31, 2012 related to the sale of a 20 percent interest in our joint venture, ICP, increased earnings from our joint venture operations and a lower loss on the mark-to-market adjustment for open derivative contracts.  These increases to net income were partially offset by increased general and administrative expenses related to the LDI acquisition and our corporate restructuring.

In our distillery products segment, we achieved both volume and pricing increases compared to the same period a year ago.  In our ingredient solutions segment we experienced a decrease in volume, partially offset by an increase in pricing.  Other segment sales declined slightly.   Pricing in our distillery products segment out-paced the increased costs for corn (exclusive of the impact related to the accounting for open commodity contracts), which led to an increase in return on sales.  In our distillery products segment, return on sales increased from 4.2 percent for the year to date period ended June 30, 2011, to 4.5 percent for the year to date period ended June 30, 2012.  Pricing in our ingredients solutions segment increased whereas the pricing for flour decreased, which led to an increase in return on sales.  Our ingredients solutions segment return on sales increased from (0.1) percent for the year to date period ended June 30, 2011, to 9.5 percent for the year to date period ended June 30, 2012.

NET SALES

Net sales for the quarter ended June 30, 2012 increased $16,736, or 24.3 percent, compared to the quarter ended June 30, 2011.  The increase was primarily attributable to increased net sales in the distillery products segment partially offset by decreased net sales in the ingredient solutions segment.  Net sales in the distillery products segment as a whole increased primarily as a result of higher volumes of food grade alcohol, as well as from increased pricing.  Production from our new Indiana Distillery contributed to increased sales of food grade alcohol during the quarter ended June 30, 2012, which we did not own the same period a year ago.  The decrease in net sales in the ingredient solutions segment was due to decreased volume partially offset by improved pricing.  Our other segment experienced a de minimis increase in net sales due to higher volumes partially offset by decreased pricing.

Consistent with the second quarter of fiscal 2012, net sales for the year to date period ended June 30, 2012 increased $38,892, or 29.2 percent, compared to the quarter ended June 30, 2011.  The increase was primarily attributable to increased net sales in the distillery products segment partially offset by decreased net sales in the ingredient solutions segment.  Net sales in the distillery products segment as a whole increased primarily as a result of higher volumes of food grade alcohol, as well as from increased prices per unit.  Production from our new Indiana Distillery contributed to increased sales of food grade alcohol during the year to date period ended June 30, 2012, which we did not own the same period a year ago.  The decrease in net sales in the ingredient solutions segment was due to decreased volume partially offset by improved pricing.  Our other segment experienced a de minimis increase in net sales due to slight volume and pricing increases.

COST OF SALES

For the quarter ended June 30, 2012, cost of sales increased $8,032, or 11.2 percent, compared to the quarter ended June 30, 2011.  For the quarter ended June 30, 2012, cost of sales was 93.1 percent of net sales, which generated a gross profit margin of 6.9 percent.  For the quarter ended June 30, 2011, cost of sales was 104.1 percent of net sales, which generated a negative gross margin of 4.1 percent.

Our higher overall costs were primarily the result of production increases related to distillery products.  Production of food grade alcohol from our new Indiana Distillery contributed to the overall increase in cost of sales during the quarter ended June 30, 2012, which we did not own the same period a year ago.  These cost increases were partially offset by a favorable quarter-over-quarter impact related to the accounting for open commodity derivative contracts, lower per-bushel corn prices, per-pound flour prices and natural gas prices.  For the quarter ended June 30, 2012, our open commodity contracts had a $2,002 favorable impact to cost of sales compared to a $5,499 unfavorable impact for the quarter ended June 30, 2011.  We use these contracts to mitigate the impact of changes in commodity prices.  We saw decreases in the per-bushel cost of corn, the per-pound cost of flour (exclusive of the impact related to the accounting for open commodity contracts), and the per-million cubic foot cost of natural gas, which averaged 4.8 percent, 7.8 percent, and 13.0 percent lower, respectively, than the quarter ended June 30, 2011.

For the year to date period ended June 30, 2012, cost of sales increased $31,128, or 24.1 percent, compared to the year to date period ended June 30, 2011.  For the year to date period ended June 30, 2012, cost of sales was 93.3 percent of net sales, which generated a gross profit margin of 6.7 percent.  For the year to date period ended June 30, 2011, cost of sales was 97.2 percent of net sales, which generated a gross margin of 2.8 percent.

For the year to date period ended June 30, 2012, our higher overall costs were directly the result of production increases related to distillery products and higher corn prices.   Production of food grade alcohol from our new Indiana Distillery, which we did not own the same period a year ago, contributed to the overall increase in cost of sales during the year to date period ended June 30, 2012.  We saw an increase in the per-bushel cost of corn, which averaged 0.3 percent higher than the year to date period ended June 30, 2011 (exclusive of the impact related to the accounting for open commodity contracts). These cost increases were partially offset by a period-over-period favorable impact related to the accounting for open commodity derivative contracts and lower per-pound flour prices and natural gas prices.  For the year to date period ended June 30, 2012, our open commodity contracts had a $1,001 favorable impact to cost of sales compared to a $3,949 unfavorable impact for the year to date period ended June 30, 2011.  We use these contracts to mitigate the impact of changes in commodity prices. We saw decreases in the per-pound cost of flour and the per-million cubic foot cost of natural gas, which averaged nearly 1.6 percent and 12.4 percent lower, respectively, than the year to date period ended June 30, 2011.

For the quarter and year to date periods ended June 30, 2011, hedge accounting was not used as we did not restart our use of hedge accounting until July 1, 2011 (for qualifying derivative contracts entered into on and after July 1, 2011) as further discussed in “- Recent Initiatives” and in Note 1. Accounting Policies and Basis of Presentation set forth in Item I, Financial Statements of this Form 10-Q and incorporated herein by reference.  In connection with the grain supply agreements discussed previously, we de-designated certain cash flow hedges, which resulted in a reclassification of a $27 loss from accumulated other comprehensive income into cost of sales during the quarter ended March 31, 2012.  As of June 30, 2012, we had no derivative contracts designated as cash flow hedges.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the quarter ended June 30, 2012 increased by $1,405, or 28.8 percent, compared to the quarter ended June 30, 2011.  This increase was primarily due to an increase in professional fees, higher personnel costs and long-term incentives, and increased accruals associated with our short-term incentive program.  The higher personnel costs were impacted by our acquisition of LDI’s beverage alcohol business in late 2011.

Selling, general and administrative expenses for the year to date period ended June 30, 2012 increased by $3,463, or 32.8 percent, compared to the year to date period ended June 30, 2011.  This increase was primarily due to an increase in professional fees, higher personnel costs and long-term incentives, and increased accruals associated with our short-term incentive program.  Professional fees increased primarily due to our corporate reorganization and our acquisition of LDI’s distillery business.  The higher personnel costs were impacted by our acquisition of LDI’s distillery business in late 2011.

GAIN ON SALE OF JOINT VENTURE INTEREST

As previously discussed, on February 1, 2012, ICP Holdings exercised its option to purchase from the Company an additional 20 percent of the membership interest in ICP.  The sales price was $9,103 and the transaction resulted in a pre-tax gain of $4,055 for the year to date period ended June 30, 2012.

INTEREST EXPENSE

Interest expense for the quarter and year to date periods ended June 30, 2012 increased $232, and $395, respectively, compared to the same periods ended June 30, 2011.  These increases were primarily the result of higher average daily balance and interest rate on our line of credit as well as higher long term debt compared to the same period a year ago.

EQUITY IN EARNINGS (LOSS) OF JOINT VENTURES

ICP

On February 1, 2012, ICP Holdings exercised its option to purchase an additional 20 percent of the membership interest in ICP.  Following its exercise, the Company owns 30 percent of ICP.

 For the quarter ended June 30, 2012, ICP had a loss of $369.  As a 30 percent owner, our portion of the loss was $110.  For the quarter ended June 30, 2011, ICP had a loss of $4,625.  As a 50 percent owner, our portion of the loss was $2,313.

 For the year to date periods ended June 30, 2012, ICP had earnings of $759.  As a 50 percent owner for the month of January 2012 and a 30 percent owner for the months of February through June 2012, our portion of the earnings was $363.  For the year to date periods ended June 30, 2011, ICP had a loss of $4,468.  As a 50 percent owner, our portion of the loss was $2,234.

D.M. Ingredients, GmbH (“DMI”)

On July 17, 2007, we completed a transaction with Crespel and Dieters GmbH & Co. KG for the formation and financing of a joint venture, DMI, located in Ibbenburen, Germany.  DMI’s primary operation is the production of specialty ingredients for marketing by MGPI domestically and, through Crespel and Dieters and third parties, internationally.  We own a 50 percent interest in DMI, and account for it using the equity method of accounting.  As of June 30, 2012, we had invested $571 in DMI since July 2007.

For the quarters ended June 30, 2012 and 2011, DMI had earnings (loss) of $(65) and $34, respectively.  As a 50 percent joint venture holder, our equity in earnings (loss) was $(33) and $17 for the quarters ended June 30, 2012 and 2011, respectively.

For the year to date periods ended June 30, 2012 and 2011, DMI had earnings (loss) of $(137) and $124, respectively.  As a 50 percent joint venture holder, our equity in earnings (loss) was $(69) and $62 for the year to date periods ended June 30, 2012 and 2011, respectively.

DMI’s functional currency is the European Union Euro.  Accordingly, changes in the holding value of the Company’s investment in DMI resulting from changes in the exchange rate between the U.S. Dollar and the European Union Euro are recorded in other comprehensive income as a translation adjustment on unconsolidated foreign subsidiary net of deferred taxes.

NET INCOME (LOSS)

As the result of the factors outlined above, we experienced a net income (loss) of $(850) and $1,026 in the quarter and year to date periods ended June 30, 2012, respectively, compared to a net loss of $10,258 and $9,557 in the quarter and year to date periods ended June 30, 2011, respectively.

SEGMENT RESULTS

The following is a summary of revenues and pre-tax profits / (loss) allocated to each reportable operating segment for the quarter and year to date periods ended June 30, 2012 and 2011.  For additional information regarding our operating segments, see Note 7. Operating Segments included under Part 1, Item 1, Financial Statements of this Form 10-Q and incorporated herein by reference.

	Quarter Ended		Year to Date Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Distillery products
Net Sales	$71,196	$52,965	$143,681	$103,293
Pre-Tax Income	3,762	(3,712)	6,448	4,294
Ingredient solutions
Net Sales	14,090	15,604	27,668	29,178
Pre-Tax Income	987	(136)	2,624	(35)
Other
Net Sales	248	229	529	515
Pre-Tax Loss	(150)	(209)	(246)	(385)

DISTILLERY PRODUCTS

Total distillery products sales revenue for the quarter ended June 30, 2012 increased $18,230, or 34.4 percent, compared to the quarter ended June 30, 2011.  This increase was primarily attributable to an increase in sales of high quality food grade alcohol of 37.8 percent, which was due to an 18.0 percent increase in per unit pricing as well as a 16.8 percent increase in volume compared to the same period a year ago.  With the recent acquisition of the Indiana Distillery, which we did not own the same period a year ago, we added significant volume to our food grade alcohol sales.  Also contributing to the overall sales increase in the distillery products segment were increases of $2,219 and $552 in distillers feed and warehousing revenue earned at our Indiana Distillery, respectively, for the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011.  Our pricing increased whereas our pricing for corn (exclusive of the impact related to the accounting for open commodity contracts) and natural gas decreased.  For the quarter ended June 30, 2012, the per-bushel cost of corn averaged nearly 4.8 percent lower than the quarter ended June 30, 2011.  Corn prices in of spring of 2011 were negatively impacted by flooding conditions in and around Atchison, Kansas.  The per-million cubic foot cost of natural gas averaged nearly 13.0 percent lower than the same period a year ago.   While overall revenues for distillery products increased for the quarter ended June 30, 2012 as compared to the same quarter a year ago, return on sales increased as previously described in “-General,”, which was primarily driven by a favorable swing in earnings related to the accounting for open commodity contracts.  For the quarter ended June 30, 2012, our open commodity contracts had a $2,002 favorable impact to cost of sales compared to a $5,499 unfavorable impact for the quarter ended June 30, 2011.

Consistent with the quarter ended June 30, 2012, total distillery products sales revenue for the year to date period ended June 30, 2012 increased $40,388, or 39.1 percent, compared to the year to date period ended June 30, 2011.  This increase was primarily attributable to an increase in sales of high quality food grade alcohol of 41.0 percent, which was due to a 22.9 percent increase in per unit pricing as well as a 14.8 percent increase in volume compared to the same period a year ago.  With the recent acquisition of the Indiana Distillery, we did not own the same period a year ago, we added significant volume to our food grade alcohol sales.  Also contributing to the overall sales increase in the distillery products segment were increases of $5,943 and $1,177, respectively, in distillers feed and warehousing revenue earned at our Indiana Distillery for the year to date period ended June 30, 2012 compared to the year to date period ended June 30, 2011.  Our pricing out-paced the increased costs for corn (exclusive of the impact related to the accounting for open commodity contracts), while natural gas pricing decreased.  For the year to date period ended June 30, 2012, the per-bushel cost of corn averaged nearly 0.3 percent higher than the year to date period ended June 30, 2011.  On the other hand, the per-million cubic foot cost of natural gas averaged nearly 12.4 percent lower than the same period a year ago. While overall revenues for distillery products increased for the year to date period ended June 30, 2012 as compared to the same year to date period a year ago, return on sales increased as previously described in “-General,”  which was primarily driven by an favorable swing in earnings related to the accounting for open commodity contracts.  For the year to date period ended June 30, 2012, our open commodity contracts had a $1,001 favorable impact to cost of sales compared to a $3,946 unfavorable impact for the year to date period ended June 30, 2011.

INGREDIENT SOLUTIONS

Total ingredient solutions sales revenue for the quarter ended June 30, 2012 decreased by $1,514, or 9.7 percent, compared to the quarter ended June 30, 2011.  Specialty starches saw a 23.9 percent decrease in revenues compared to the same period a year ago due to a volume decrease partially offset by an increase in per unit pricing.  Revenues for specialty proteins for the quarter ended June 30, 2012 increased 2.1 percent compared to the quarter ended June 30, 2011 due to slight increases in volume and per unit pricing.  Commodity starch saw a 21.1 increase in revenues compared the same period a year ago due to per unit pricing and volume increases.  Revenues for commodity starches and proteins totaled 17.2 percent and 13.1 percent of total segment sales for the quarters ended June 30, 2012 and 2011, respectively.  While we experienced a quarter-over-quarter increase in our commodity products as a percentage of total segment sales, our focus remains on the production and commercialization of specialty ingredients.   Our margins in the ingredient solutions segment saw an increase during the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011.  This was principally due to improved average selling prices, lower natural gas prices and lower raw material costs for flour.  Natural gas prices averaged approximately 13.0 percent lower compared to the quarter ended June 30, 2011.  Flour costs averaged approximately 7.8 percent lower per pound compared to the same period a year ago.

Consistent with the quarter ended June 30, 2012, total ingredient solutions sales revenue for the year to date period ended June 30, 2012 decreased by $1,510, or 5.2 percent, compared to the year to date period ended June 30, 2011.  Specialty starches saw a 16.8 percent decrease in revenues compared to the same period a year ago due to a volume decrease partially offset by an increase in per unit pricing.  Revenues for specialty proteins for the year to date period ended June 30, 2012 increased 2.5 percent compared to the year to date period ended June 30, 2011 due to slight increases in volume and per unit pricing.  Commodity starch saw a 20.3 increase in revenues compared the same period a year ago due to per unit pricing and volume increases.  Revenues for commodity starches and proteins totaled 18.0 percent and 14.4 percent of total segment sales for the year to date periods ended June 30, 2012 and 2011, respectively.  While we experienced a period-over-period increase in our commodity products as a percentage of total segment sales, our focus remains on the production and commercialization of specialty ingredients.   Our margins in the ingredient solutions segment saw an increase during the year to date period ended June 30, 2012 compared to the year to date period ended June 30, 2011.  This was principally due to improved average selling prices, lower natural gas prices and lower raw material costs for flour.  Natural gas prices averaged approximately 12.4 percent lower compared to the year to date period ended June 30, 2011.  Flour costs averaged approximately 1.6 percent lower per pound compared to the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Our principal uses of cash are for the cost of raw materials and energy used in our production processes, salaries, debt service obligations on our borrowings, and capital expenditures.  Generally, during periods when commodity prices are rising, our operations require increased use of cash to support inventory acquisition.  Supply for commodities has been even tighter during the first six months of 2012 due to the drought in the United States.  Market prices for commodities, including corn, have been near historic highs in June 2012.  Our principal sources of cash are revenues from the products we make and our revolving credit facility.  We also have used cash for acquisitions, and we have received cash from investment or asset dispositions and tax refunds.

On February 1, 2012, we sold a 20 percent interest in ICP to ICP Holdings for $9,103.  The sale resulted when ICP Holdings exercised an option it acquired from the Company when ICP Holdings purchased its existing interest in ICP in 2009.

On December 27, 2011, we closed our acquisition of distillery operations of LDI.  The purchase price of the acquisition was equal to the current assets minus current liabilities as of December 27, 2011, which was $11,041.  The purchase price was funded primarily through our bank revolving credit facility and was subject to post-closing adjustments for working capital true-ups, which were finalized during April, 2012 and were not material to our financial results.  Out of the purchase price, escrow accounts aggregating $3,852 were set up to fund working capital true-ups, possible future indemnification claims and COBRA expenses.  During Q2, the working capital true-ups were settled, leaving an escrow balance of $3,300 at June 30, 2012.

As we now purchase corn for future delivery under new grain supply agreements, our need for restricted cash has decreased as we have consequently reduced the volume of our open corn futures and options contracts at June 30, 2012.

Under agreements that the Company made in March 2011 with a third-party logistics company that contracts with transportation companies, fees for the previous six months are paid in early January and July of each calendar year.  We paid $7,770 for our second billing under this agreement on January 6, 2012 and we paid $6,864 for our third billing under this agreement on July 6, 2012.

On March 1, 2012, the Board of Directors declared a five (5) cent dividend per share of Common Stock.    The $914 dividend was paid on April 19, 2012 to common stockholders of record on March 22, 2012.

We have budgeted $7,000 in routine capital expenditures over the twelve-month period ending June 30, 2013 related to other improvements in and replacements of existing plant and equipment and information technology.  As of June 30, 2012, we had contracts to acquire capital assets of approximately $2,439.

We expect our sources of cash to be adequate to provide for budgeted capital expenditures and anticipated operating requirements.

The following table is presented as a measure of our liquidity and financial condition:

	June 30,	December 31,
	2012	2011
Cash and cash equivalents	$-	$383
Working capital	22,493	18,887
Amounts available under lines of credit	21,120	23,358
Credit facility, notes payable and long-term debt	31,073	29,664
Stockholders’ equity	85,062	84,430

	Year to Date Ended
	June 30,	June 30,
	2012	2011
Depreciation and amortization	$5,843	$4,760
Capital expenditures	4,245	9,111
Cash flows from operations	(7,468)	4,123

CASH FLOW INFORMATION

Summary cash flow information follows for the year to date periods ended June 30, 2012 and 2011:

	Year to Date Ended
	June 30,	June 30,
	2012	2011
Cash flows provided by (used for):
Operating activities	$(7,468)	$4,123
Investing activities	6,590	(9,111)
Financing activities	495	12,119

Increase (decrease) in cash and cash equivalents	(383)	7,131
Cash and cash equivalents at beginning of year	383	472
Cash and cash equivalents at end of period	$-	$7,603

During the year to date period ended June 30, 2012, our consolidated cash decreased $383 to $0 as compared to the year to date period ended June 30, 2011, in which there was a $7,131increase in cash.  Decreased operating cash flow resulted primarily from a decrease in accounts payable and accounts payable to affiliate, an increase in receivables and an increase in inventory.  These decreases to operating cash flow were partially offset by a decrease in restricted cash and an increase in net income (after giving effect to a $4,055 deduction related to the non-cash gain on sale of our 20 percent interest in ICP).  Cash outflows related to capital expenditures during the year to date period ended June 30, 2012 decreased compared to the year to date period ended June 30, 2011, while proceeds from the disposition of property and of our 20 percent interest in ICP increased.  During the year to date period ended June 30, 2012, borrowings on debt exceeded payments on debt by $1,409 as compared to the year to date period ended March, 2011, in which borrowings exceeded payments on debt by $11,556.

Operating Cash Flows.  Summary operating cash flow information for the year to date periods ended June 30, 2012 and 2011 is as follows:

	Year to Date Ended
	June 30, 2012	June 30, 2011
Cash Flows from Operating Activities
Net income (loss)	$1,026	$(9,557)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,843	4,760
Gain on sale of joint venture interest	(4,055)	-
Loss on sale of assets	48	-
Share based compensation	419	609
Equity in (earnings) loss of joint ventures	(294)	2,172
Changes in operating assets and liabilities:
Restricted cash	4,848	(538)
Receivables, net	(7,560)	(6,229)
Inventory	(5,443)	3,885
Prepaid expenses	(129)	(90)
Refundable income taxes	52	(41)
Accounts payable	(998)	6,133
Accounts payable to affiliate, net	(1,556)	2,404
Accrued expenses	1,058	283
Change in derivatives	(270)	-
Deferred credit	(299)	(597)
Accrued retirement health and life insurance benefits and other noncurrent liabilities	(158)	(613)
Other	-	1,542
Net cash provided by (used in) operating activities	$(7,468)	$4,123

Cash flow from operations for the year to date period ended June 30, 2012 decreased $11,591 to $(7,468) from $4,123 for the year to date period ended June 30, 2011.  This decrease in operating cash flow was primarily the result of a decrease in accounts payable and accounts payable to affiliate, an increase in receivables and an increase in inventory as well as the timing of cash receipts and disbursements.  The increase in sales contributed to the increase in receivables and the acquisition of the Indiana Distillery, which we did not own the same period a year ago, contributed to the increase in inventory.  Accounts payable decreased $998 for year to date period ended June 30, 2012 compared to an increase of $6,133 for the year to date period ended June 30, 2011.  Accounts payable to affiliate decreased $1,556 for year to date period ended June 30, 2012 compared to an increase of $2,404 for the year to date period ended June 30, 2011.  Receivables increased $7,560 for the year to date period ended June 30, 2012 compared to an increase of $6,229 for the year to date period ended June 30, 2011.  Inventory increased $5,443 for the year to date period ended June 30, 2012 compared to a decrease of $3,885 for the year to date period ended June 30, 2011.

The above factors, which served to decrease operating cash flow, were partially offset by the following:

•	increase in net income (after giving effect to a $4,055 deduction related to the non-cash gain on sale of our 20 percent interest in ICP);
•
for the year to date period ended June 30, 2012, a decrease in restricted cash of $4,848 that was required to be pledged to the broker for our exchange-traded commodity instruments, due to decline in the number of open market positions and the fair market value of our open market positions relative to the respective contract prices.  This compares to a decrease in the pledge requirement of $538 for the year to date period ended June 30, 2011; and

•	for the year to date period ended June 30, 2012, an increase in accrued expenses of $1,058 compared to an increase of $283 for the year to date period ended June 30, 2011.

Investing Cash Flows.  Net investing cash flow for the year to date period ended June 30, 2012 was $6,590 compared to $(9,111) for the year to date period ended June 30, 2011.  During the year to date period ended June 30, 2012, we made capital investments of $4,245 and we also made a $500 expenditure to fund our portion of the capital improvements at ICP.  During the year to date period ended June 30, 2012, we received proceeds from the disposition of property and equipment of $2,232 that were classified as Assets held for sale at December 31, 2011 and we also received proceeds of $9,103 related to the sale of a 20 interest in ICP.  During the year to date period ended June 30, 2011, we made capital investments of $9,111.

Financing Cash Flows.  Net financing cash flow for the year to date period ended June 30, 2012 was $495 compared to $12,119 for the year to date period ended June 30, 2011, for a net decrease in financing cash flow of $11,624.  During the year to date period ended June 30, 2012, we had net borrowings of $2,238 under our operating line of credit compared to net borrowings of $4,572 for the year to date period ended June 30, 2011.  Our payments on long-term debt totaled $829 for the year to date period ended June 30, 2012 compared to net borrowings of $6,984 for the year to date period ended June 30, 2011.

CAPITAL EXPENDITURES

For the year to date period ended June 30, 2012, we made $4,982 of capital investments, of which $4,245 was a use of cash and $737 remained payable at June 30, 2012.  The capital investments related primarily to facility improvements and upgrades.

LINE OF CREDIT

On January 3, 2012, we entered into the Assignment and Assumption of Note and Credit Agreement and Fourth Amendment to the Credit Agreement (the “Fourth Amendment”) with Wells Fargo Bank National Association (“Wells Fargo”) pursuant to which we amended the Credit and Security Agreement dated July 21, 2009.  The Fourth Amendment modified the existing revolving credit facility under the Credit Agreement in several material respects, as follows:

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

Effective May 31, 2012, we entered into the Assignment and Assumption of Note and Credit Agreement and Fifth Amendment to Credit Agreement (“Fifth Amendment”) with Wells Fargo pursuant to which we amended the Credit and Security Agreement dated July 21, 2009 (as amended, the “Credit Agreement”).  The Fifth Amendment modified the revolving credit facility under the Credit Agreement in several material respects, and summarized as follows:

•
The definition of “Adjusted Net Income” was amended to mean Net Income, adjusted by excluding from such calculation all cash and non-cash gains, losses, income and expenses related to the following:  (a) Joint Ventures (though cash gains, losses, income and expenses related thereto shall not be excluded), (b) Swap Contracts and hedging activities, (c) corporate reorganization and restructuring activities or subsidiary start-up operations, and (d) the sale, disposition, purchase or acquisition of assets, other than in the ordinary course of business;

•	Adjusted Net Income is measured quarterly for the quarters ended June 30, 2012, September 30, 2012 and December 31, 2012. Thereafter, Adjusted Net Income is based on a rolling 12-month period;

•
For the quarters ended June 30, 2012, September 30, 2012 and December 31, 2012, Adjusted Net Income shall not be less than $(1,000), $(500) and $1.00 (one dollar), respectively.  For the 12-month periods thereafter, Adjusted Net Income shall not be less than $1.00 (one dollar);

•	Fixed Charge Coverage Ratio is measured quarterly on a rolling 12-month period beginning with the 12-month period ending on March 31, 2013, and each quarter thereafter;

•
Eligible Barreled Alcohol Inventory Advance Rate is a factor applied to Eligible Barreled Alcohol Inventory used in determining Borrowing Base (described below).  For Eligible Barreled Alcohol Inventory that is less than two years old, the factor is 50 percent and for Eligible Barreled Alcohol Inventory that is two years old or greater, the factor is 70 percent; and

•
The definition of Borrowing Base was amended so that: (a) the sum of the products of Eligible Barreled Alcohol Inventory times the applicable Eligible Barreled Alcohol Inventory Advance Rate included in the Borrowing Base is capped at $7,500, (b) total Rail Inventory included in the Borrowing Base is capped at $3,000, and (c) Distilled Spirits Tax Reserve and Rail Reserve are excluded from the Borrowing Base.

The amount of borrowings which we may make is subject to borrowing base limitations.  As of June 30, 2012, our outstanding borrowings under this facility were $23,380, leaving $21,120 available for additional borrowings after giving effect to outstanding letters of credit and cash deposits in our operating cash account.  The borrowing base is the lesser of the maximum line amount or an amount based on specified percentages of eligible accounts receivable and inventories less specified reserves.  The lender has discretion under the Credit Agreement to change the manner in which the borrowing base is determined, such as altering the advance rates applicable to accounts receivable and inventory or changing reserve amounts.

FINANCIAL COVENANTS

Under the Credit Agreement, we must report adjusted net income each period.  Adjusted net income as defined must not be less than one dollar $(1,000), $(500) and $1.00 (one dollar), respectively for the quarters ended June 30, 2012, September 20, 2012 and December 31, 2012.  For the 12-month periods thereafter, adjusted net income shall not be less than $1.00 (one dollar).  The Credit Agreement defines adjusted net income as net income, adjusted by excluding all cash and non-cash gains, losses, income and expenses related to the following:  (a) Joint Ventures (though cash gains, losses, income and expenses related thereto shall not be excluded), (b) Swap Contracts and hedging activities, (c) corporate reorganization and restructuring activities or subsidiary start-up operations, and (d) the sale, disposition, purchase or acquisition of assets, other than in the ordinary course of business.  The Company’s results for quarter ending June 30, 2012 included material unrealized gains from hedging activities and a material non-cash loss from equity method investments.  Adjusted net income exceeded the $(1,000) requirement, and we were in compliance with this covenant at June 30, 2012.  Our ability to continue to maintain compliance with our debt covenants will require improved operating results.  We must also meet, and did meet at June 30, 2012, the following ratio:

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

We will also be required to meet a fixed charge coverage ratio, measured quarterly on a rolling 12-month period, beginning with the 12-month period ending March 31, 2013, and each quarter thereafter.  The fixed charge coverage ratio, which must not be less than 2.00 to 1.00, will be calculated as follows:

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

WORKING CAPITAL

COMPARISON TO DECEMBER 31, 2011

Our working capital increased $3,606 from December 31, 2011 to June 30, 2012.  This increase was primarily the result of increases in receivables and inventory and decreases in accounts payable and accounts payable to affiliate.  These increases to working capital were partially offset by increases in accrued expenses and borrowings under our line of credit, and decreases in restricted cash and assets held for sale.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

(a)           Evaluation of disclosure controls and procedures.

As of the end of the quarter ended June 30, 2012, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)           Changes in Internal Controls.

There has been no change in the Company’s internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
4.3
Second Amendment to Credit and Security Agreement, dated January 20, 2011.  (Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010  (File Number 000-17196)

4.4
Third Amendment to Credit and Security Agreement, dated October 20, 2011 (Incorporated by reference to Exhibit 4.0 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File number 000-17196))

4.5
Assignment and Assumption of Note and Credit Agreement and the Fourth Amendment to the Credit Agreement between MGP Ingredients, Inc. (formerly MGPI Holdings, Inc.) and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1.21 of the Company's transition report on Form 10-K for the six months ended December 31, 2012 (File Number 000-17196))

4.6
Continuing Guaranty to Wells Fargo Bank, National Association from MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) (Incorporated by reference to Exhibit 4.1.22 of the Company's transition report on Form 10-K for the six months ended December 31, 2012 (File Number 000-17196))

4.7
Third Party Security Agreement by and between Wells Fargo Bank, National Association and MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) (Incorporated by reference to Exhibit 4.1.23 of the Company's transition report on Form 10-K for the six months ended December 31, 2012 (File Number 000-17196))

4.8
Assignment of Membership Interest to Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1.11 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2009 (File number 000-17196))

4.9
Partial Release of Collateral Agreement dated January 30, 2012 (Incorporated by reference to Exhibit 4.1.11.2 of the Company's transition report on Form 10-K for the six months ended December 31, 2011 ( File Number 000-17196))

4.10
Patent and Trademark Security Agreement dated as of July 21, 2009 between MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1.1 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.11
Assignment of Membership Interests  dated as of July 21, 2009 between MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and Wells Fargo Bank, National Association, relating to MGPI of Indiana, LLC (formerly, Firebird Acquisitions, LLC) (Incorporated by reference to Exhibit 4.1.2 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.12
Stock Pledge Agreement dated as of July 21, 2009 between MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and Wells Fargo Bank, National Association, relating to stock of Midwest Grain Pipeline, Inc. (Incorporated by reference to Exhibit 4.1.3 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.13
Control Agreement and Assignment of Hedging Account among Wells Fargo Bank, National Association, MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and ADM Investor Services, Inc. (Incorporated by reference to Exhibit 4.1.4 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.14
Form of Mortgage relating to MGPI Processing, Inc.'s (formerly MGP Ingredients, Inc.) Onaga plant in favor of Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1.6 below, which was filed in the same form in Pottawatomie County, Kansas)

4.15
Amended and Restated Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated as of August 31, 2009 relating to MGPI Processing, Inc.'s (formerly MGP Ingredients, Inc.) Atchison facility in favor of Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1.6 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.16
Form of Mortgage relating to a tract of land owned by MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) in Wyandotte County, Kansas in favor of  Wells Fargo Bank, national Association (Incorporated by reference to Exhibit 4.1.6 above, which was filed in the same form in Wyandotte County, Kansas)

4.17
Consent and Release dated August 19, 2009 between Wells Fargo Bank, National Association and MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) (Incorporated by reference to Exhibit 4.1.9 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.18
Consent and Release dated December 21, 2009, between Wells Fargo Bank, National Association and MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) (Incorporated by reference to Exhibit 4.1.9 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2009 (File number 000-17196))

4.19
Consent dated December 31, 2009 from Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1.10 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2009 (File number 000-17196))

4.20
Consent dated February 2, 2010 from Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 4.1.12 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2010 (File number 000-17196))

4.21
Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated February 15, 2010 to Wells Fargo Bank, National Association, relating to MGPI Processing, Inc.'s (formerly MGP Ingredients, Inc.) Executive Office Building & Technical Center in Atchison, Kansas (Incorporated by reference to Exhibit 4.1.13 of the Company's Quarterly Report on Form 10-Q for the Quarter ended March  31, 2010 (File number 000-17196))

4.22
Bond Pledge and Security Agreement dated February 15, 2010 by and among MGPI Processing, Inc. (formerly MGP Ingredients, Inc.), Commerce Bank, as Trustee and Wells Fargo Bank, National Association relating to City of Atchison, Kansas, $7,000,000 original principal amount of Taxable Industrial Revenue Bonds, Series 2006 (MGP Ingredients, Inc. Project) (Incorporated by reference to Exhibit 4.1.14 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2010 (File number 000-17196))

4.23
Amended and Restated Revolving Note dated October 20, 2011(Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011  (File number 000-17196))

4.24
Continuing Guaranty to Wells Fargo Bank, National Association from MGPI of Indiana, LLC and Midwest Grain Pipeline, Inc., dated October 20, 2011(Incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File number 000-17196))

4.25
Third Party Security Agreement dated October 20, 2011 by and among Wells Fargo Bank, National Association, MGPI of Indiana, LLC and Midwest Grain Pipeline, Inc. (Incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File number 000-17196))

4.26
Intercreditor Agreement between Wells Fargo Bank, National Association and Union State Bank of Everest (Incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.27
Mortgagee's Waiver and lien release executed by Wells Fargo Bank National Association (Incorporated by reference to Exhibit 4.7.2 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2011(File number 000-17196))

4.28
Fifth Amendment to the Credit Agreement, dated May 31, 2012, between MGP Ingredients, Inc. and Wells Fargo Bank, National Association (“Fifth Amendment to the Credit Agreement”) (Incorporated by reference to Exhibit 10.1 of the Company’s Current report on Form 8-K filed June 6, 2012 (File number 000-17196))

10.1
Assumption Agreement, dated as January 3, 2012, between the Company and Former MGP Ingredients, Inc. (the predecessor SEC registrant before the merger on January 3, 2012) (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 5, 2012 (File number 000-17196))

10.2
Amendments to Stock Incentive Plan of 1996, 1998 Stock Incentive Plan for Salaried Employees, Stock Incentive Plan of 2004 and 1996 Stock Option Plan for Outside Directors  (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 5, 2012 (File number 000-17196))

10.3
Non-Employee Directors’ Restricted Stock and Restricted Stock Unit Plan, as amended (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 5, 2012 (File number 000-17196))

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

10.8	Fifth Amendment to the Credit Agreement
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
*32.1	Certification of Chief Executive Officer furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*32.2	Certification of Chief Financial Officer furnished pursuant to Rule 13a-4(b) and 18 U.S.C. 1350

*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2012 and 2011, and (iv) the Notes to Condensed Consolidated Financial Statements, detailed tagged.  In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” and not “filed.”

*Filed herewith

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date: August 9, 2012	By	/s/ Timothy W. Newkirk
Timothy W. Newkirk, President and Chief Executive Officer

Date: August 9, 2012	By	/s/ Don Tracy
Don Tracy Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
*32.1	Certification of Chief Executive Officer furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*32.2	Certification of Chief Financial Officer furnished pursuant to Rule 13a-4(b) and 18 U.S.C. 1350
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2012 and 2011, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” and not “filed.”

*Filed herewith