Form 10-Q
period 2012-09-30
MGP INGREDIENTS INC
filed 2012-11-09
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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
17,934,233 shares outstanding
as of November 5, 2012

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (Unaudited)
(Dollars in thousands, except per-share amounts)

	Quarter Ended		Year to Date Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Sales	$76,189	$76,138	$251,882	$209,231
Less: excise taxes	82	-	3,897	107
Net sales	76,107	76,138	247,985	209,124
Cost of sales (a)	70,047	73,347	230,382	202,602
Gross profit	6,060	2,791	17,603	6,522

Selling, general and administrative expenses	6,037	5,074	20,070	15,644
Other operating costs	38	294	288	719
Gain on sale of assets, net	(889)	-	(841)	-
Income (loss) from operations	874	(2,577)	(1,914)	(9,841)

Gain on sale of joint venture interest	-	-	4,055	-
Other income (expense), net	(1)	46	3	51
Interest expense	(225)	(114)	(712)	(206)
Equity in earnings (loss) of joint ventures	(130)	(2,830)	164	(5,002)
Income (loss) before income taxes	518	(5,475)	1,596	(14,998)

Provision for income taxes	100	34	152	68
Net income (loss)	418	(5,509)	1,444	(15,066)

Other comprehensive income (loss), net of tax	826	(3,520)	1,011	(532)
Comprehensive income (loss)	$1,244	$(9,029)	$2,455	$(15,598)

Per share data
Total basic earnings (loss) per common share	$0.02	$(0.33)	$0.08	$(0.91)
Total diluted earnings (loss) per common share	$0.02	$(0.33)	$0.08	$(0.91)

Dividends per common share	$-	$0.05	$0.05	$0.05

(a)
Includes related party purchases of $9,806 and $19,705 for the quarters ended September 30, 2012 and 2011, respectively.  Includes related party purchases of $40,931and $51,658 for the year to date periods ended September 30, 2012 and 2011, respectively.

See accompanying notes to unaudited condensed consolidated financial statements

       MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	September 30, 2012	December 31, 2011

Current Assets
Cash and cash equivalents	$-	$383
Restricted cash	129	7,605
Receivables (less allowance for doubtful accounts: September 30, 2012 - $12; December 31, 2011 - $63)	30,294	27,804
Inventory	34,505	31,082
Prepaid expenses	1,737	958
Derivative assets	606	1,304
Deferred income taxes	4,763	6,056
Refundable income taxes	414	566
Assets held for sale	-	2,300
Total current assets	72,448	78,058

Property and equipment	189,052	185,386
Less accumulated depreciation and amortization	(112,336)	(108,307)
Property and equipment, net	76,716	77,079

Investment in joint ventures	7,762	12,147
Other assets	1,715	1,873
Total assets	$158,641	$169,157

Current Liabilities
Current maturities of long-term debt	$1,710	$1,670
Revolving credit facility	26,368	21,142
Accounts payable	15,094	22,704
Accounts payable to affiliate, net	2,572	6,167
Accrued expenses	5,418	4,023
Derivative liabilities	148	3,465
Total current liabilities	51,310	59,171

Long-term debt, less current maturities	5,564	6,852
Deferred credit	3,747	4,195
Accrued retirement health and life insurance benefits	5,283	6,309
Other non current liabilities	1,460	2,144
Deferred income taxes	4,763	6,056
Total liabilities	72,127	84,727

Commitments and Contingencies – See Note 5
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 18,115,965 and 19,530,344 shares at September 30, 2012 and December 31, 2011, respectively; 17,934,233 and 18,115,965 shares outstanding at September 30, 2012 and December 31, 2011, respectively	6,715	6,715
Additional paid-in capital	7,553	6,925
Retained earnings	72,351	78,953
Accumulated other comprehensive income (loss)	(25)	(1,035)
Treasury stock, at cost
Common; 181,732 and 1,414,379 shares at September 30, 2012 and December 31, 2011, respectively	(84)	(7,132)
Total stockholders’ equity	86,514	84,430
Total liabilities and stockholders’ equity	$158,641	$169,157

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (Dollars in thousands)

	Year to Date Ended
	September 30, 2012	September 30, 2011
Cash Flows from Operating Activities
Net income (loss)	$1,444	$(15,066)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,680	7,147
Gain on sale of joint venture interest	(4,055)	-
Gain on sale of assets, net	(841)	-
Share based compensation	628	785
Equity in (earnings) loss of joint ventures	(164)	5,002
Changes in operating assets and liabilities:
Restricted cash	7,476	(7,678)
Receivables, net	(2,490)	(9,398)
Inventory	(3,423)	1,977
Prepaid expenses	(621)	5
Refundable income taxes	152	(41)
Accounts payable	(8,031)	3,463
Accounts payable to affiliate, net	(3,595)	858
Accrued expenses	1,311	(106)
Change in derivatives	(2,492)	2,562
Deferred credit	(448)	(749)
Accrued retirement health and life insurance benefits and other noncurrent liabilities	(826)	(698)
Other	(158)	2,112
Net cash used in operating activities	(7,453)	(9,825)

Cash Flows from Investing Activities
Proceeds from sale of joint venture interest	9,103	-
Additions to property and equipment	(7,712)	(9,495)
Proceeds from the disposition of property and equipment	3,215	61
Investment in and advances to unconsolidated subsidiaries	(500)	-
Net cash provided by (used in) investing activities	4,106	(9,434)

Cash Flows from Financing Activities
Payment of dividends	(914)	-
Purchase of treasury stock	-	(117)
Proceeds from stock plans	-	48
Exercise of stock options	-	548
Loan fees incurred with borrowings	(100)	-
Proceeds from issuance of long-term debt	-	7,335
Principal payments on long-term debt	(1,248)	(825)
Proceeds from revolving credit facility	99,239	280,272
Principal payments on revolving credit facility	(94,013)	(267,488)
Net cash provided by financing activities	2,964	19,773

Increase (decrease) in cash and cash equivalents	(383)	514
Cash and cash equivalents, beginning of period	383	472
Cash and cash equivalents, end of period	$-	$986

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2011	$4	$6,715	$6,925	$78,953	$(1,035)	$(7,132)	$84,430
Comprehensive income (loss) :
Net income				1,444			1,444
Change in pension plans					89		89
Change in post employment Benefits					797		797
Change in translation adjustment on non-consolidated foreign subsidiary					(3)		(3)
Net losses from cash flow hedges					(286)		(286)
Losses from cash flow hedges reclassified to cost of sales					186		186
Losses from de-designated cash flow hedges reclassified to cost of sales					27		27
Ineffective portion of cash flow hedges reclassified to cost of sales					200		200
Dividends paid				(914)			(914)
Share-based compensation			628				628
Cancellation of treasury stock				(7,132)		7,132	-
Stock shares repurchased						(84)	(84)
Balance, September 30, 2012	$4	$6,715	$7,553	$72,351	$(25)	$(84)	$86,514

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

As used in these Notes to Unaudited Condensed Consolidated Financial Statements, unless the context otherwise requires, the term “Company” when referenced to after the Reorganization means MGP Ingredients, Inc. (formerly named MGPI Holdings, Inc.) and its consolidated subsidiaries, and the term “Company” when referenced to prior to the Reorganization means Processing (formerly named MGP Ingredients, Inc.) and its consolidated subsidiaries.

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

These unaudited condensed consolidated financial statements as of and for the quarter and year to date periods ended September 30, 2012 should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Transition Report on Form 10-K for the six-month transition period ended December 31, 2011 filed with the SEC.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Inventory

Inventory includes finished goods, raw materials in the form of agricultural commodities used in the production process and certain maintenance and repair items.  Inventories are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventory consists of the following:

	September 30, 2012	December 31, 2011

Finished goods	$13,814	$15,728
Barreled whiskey and bourbon	6,519	2,473
Raw materials	5,966	5,352
Work in process	3,595	3,529
Maintenance materials	4,156	3,468
Other	455	532
Total	$34,505	$31,082

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

Sales include customer paid freight costs billed to customers of $2,537 and $3,175 for the quarters ended September 30, 2012 and 2011, respectively, and $7,656 and $9,054 for the year to date periods ended September 30, 2012 and 2011, respectively.

Income Taxes

The effective tax rate for the quarters ended September 30, 2012 and 2011 was 19.3 percent and (0.6) percent, respectively.  The effective tax rate for the year to date periods ended September 30, 2012, and 2011 was 9.5 percent and (0.5) percent, respectively.

For the quarters and year to date periods ended September 30, 2012 and September 30, 2011, the effective rate differed from the Company’s statutory rate primarily due to the expected change in the Company’s valuation allowance against available net operating losses and the effects of state income taxes for which no operating loss carryovers are available.  At this time, management is unable to conclude it is more likely than not that deferred tax assets will be realized.  As a result of this analysis, the Company continues to record a full valuation allowance on net deferred tax assets.  Management will continue to evaluate the available positive and negative evidence in future periods.  Depending on management’s ongoing assessment of realization of its tax attributes, it is possible that all or a portion of the valuation allowance will be reversed which would positively impact income in the future periods.

Earnings (loss) per Share

               The Company applied the provisions of ASC 260 - Earnings Per Share.  Basic and diluted earnings (loss) per share are computed using the two-class method, which is an earnings allocation formula that determines net income (loss) per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income (loss) from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period.

Impairment

The Company tests its long-lived assets for impairment whenever events or conditions and circumstances indicate a carrying amount of an asset may not be recoverable.  No impairments were incurred during the quarterly period ended September 30, 2012.

Dividends

On March 1, 2012, the Board of Directors declared a dividend of $0.05 per share of the Company’s common stock, no par value (the “Common Stock”), payable to stockholders of record of Common Stock on March 22, 2012.  This dividend aggregating $914 was paid on April 19, 2012.

On August 25, 2011, the Board of Directors declared a dividend of $0.05 per share of the Company’s Common Stock, payable to common stockholders of record on September 11, 2011.  The dividend aggregating $906 was paid on October 13, 2011.

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

Note 3.  Investment in Joint Ventures.

At September 30, 2012, the Company’s investments accounted for using the equity method of accounting consisted of the following: (1) 30 percent interest in Illinois Corn Processing, LLC (“ICP”), which operates a distillery, and (2) 50 percent interest in D.M. Ingredients, GmbH (“DMI”), which produces certain specialty starch and protein ingredients.

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

Maximum Exposure to Loss

On January 29, 2010, ICP acquired the steam facility that services its operations for $5,000, of which approximately $2,000 remained payable at December 31, 2011.  On January 19, 2012, $1,000 was paid, equally by the Company and SEACOR Energy Inc., leaving at September 30, 2012, $1,000 still payable.  The Company’s portion of the remaining commitment of $500 plus the Company’s investment balance is the maximum exposure to losses.  A reconciliation from the Company’s investment in ICP to the entity’s maximum exposure to loss is as follows:

	September 30, 2012 (a)	December 31, 2011
Company’s investment balance in ICP	$7,460	$11,777
Plus:
Funding commitment for capital Improvements	500	1,000
The Company’s maximum exposure to loss related to ICP	$7,960	$12,777

(a)	The Company’s investment balance in ICP at September 30, 2012 reflects its sale of a 20 percent interest effective February 1, 2012.

Summary Financial Information

Condensed financial information of the Company’s non-consolidated equity method investment in ICP is shown below.

	Quarter Ended		Year to Date Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
ICP’s Operating results:
Net sales (a)	$47,813	$62,123	$164,804	$174,697
Cost of sales and expenses (b)	(48,261)	(67,858)	(164,493)	(184,900)
Net income (loss)	$(448)	$(5,735)	$311	$(10,203)

(a)
Includes related party sales to MGPI of $9,697 and $19,640 for the quarters ended September 30, 2012 and 2011, respectively, and $40,331 and $51,477 for the year to date periods ended September 30, 2012 and 2011, respectively.

(b)
Includes depreciation and amortization of $1,259 and $1,375 for the quarters ended September 30, 2012 and 2011, respectively, and $3,778 and $3,958 for the year to date periods ended September 30, 2012 and 2011, respectively.

The Company’s equity in earnings (loss) of joint ventures is as follows:

	Quarter Ended		Year to Date Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

ICP (30% interest)(a)	$(134)	$(2,867)	$229	$(5,101)
DMI (50% interest)	4	37	(65)	99
	$(130)	$(2,830)	$164	$(5,002)

(a)
The Company’s ownership percentage of ICP was 50 percent through February 1, 2012, when the Company sold a 20 percent interest of its investment.  From February 2, 2012 through September 30, 2012, the Company’s ownership percentage in ICP was 30 percent.

The Company’s investment in joint ventures is as follows:

	September 30, 2012	December 31, 2011

ICP (30% interest) (a)	$7,460	$11,777
DMI (50% interest)	302	370
	$7,762	$12,147

(a)
The Company’s ownership percentage of ICP was 50 percent through February 1, 2012, when the Company sold a 20 percent interest of its investment.  From February 2, 2012 through September 30, 2012, the Company’s ownership percentage in ICP was 30 percent.

Note 4.  Earnings (Loss) per Share.

The computations of basic and diluted earnings (loss) per share from continuing operations are as follows:

	Quarter Ended		Year to Date
	September 30, 2012	September 30, 2011(iv)	September 30, 2012	September 30, 2011

Net income (loss) from continuing operations attributable to shareholders	$418	$(5,509)	$1,444	$(15,066)
Amounts allocated to participating securities (nonvested shares and units) (i)	26	62	91	62
Net income (loss) from continuing operations attributable to common shareholders	$392	$(5,571)	$1,353	$(15,128)

Basic weighted average common shares(ii)	16,976,054	16,847,100	16,936,366	16,709,933
Potential dilutive securities(iii)	66	-	313	-
Diluted weighted average common shares	16,976,120	16,847,100	16,936,679	16,709,933

Earnings (loss) per share from continuing operations attributable to common shareholders
Basic	$0.02	$(0.33)	$0.08	$(0.91)
Diluted	$0.02	$(0.33)	$0.08	$(0.91)

(i)
Participating securities include 956,207and 1,212,551 nonvested restricted shares for the quarters and year to date periods ended September 30, 2012 and 2011, respectively, as well as 196,264  and 0 restricted share units for the quarters and year to date periods ended September 30, 2012 and 2011, respectively.

(ii)
Under the two-class method, basic weighted average common shares exclude outstanding nonvested participating securities consisting of restricted share awards of 956,207 and 1,212,551 for the quarters and year to date periods ended September 30, 2012 and 2011, respectively.

(iii)
Anti-dilutive shares related to stock options totaled 30,000 and 61,100 for the quarters ended September 30, 2012 and 2011, respectively, and 22,667 and 44,733 for the year to date periods ended September 30, 2012 and 2011, respectively.  Potential dilutive securities have not been included in the earnings (loss) per share computation in a period when a loss is experienced.

(iv)
The Company identified an immaterial error in its computation of loss per share for the quarter ended September 30, 2011.  The Company had incorrectly allocated the net loss to each class of common stock and participating security under the two-class method. The net loss for this period should have been fully allocated to the class of common stock.  The impact of this immaterial error correction is to change loss per share for the quarter ended September 30, 2011 to $(0.33) from $(0.31) as previously reported.  The Company does not believe that this adjustment is material to any of its previously-filed quarterly or annual consolidated financial statements.

Note 5.  Commitments and Contingencies.

Commitments

The Company has grain supply agreements to purchase its corn requirements for each of its Indiana Distillery and Atchison facility through a single elevator company.  These grain supply agreements expire December 31, 2014 and thereafter will automatically renew each year on March 31.  At September 30, 2012, the Company had commitments to purchase corn through September 30, 2013 totaling $48,256.

The Company has commitments to purchase natural gas needed in the production process at fixed prices at various dates through April 2013.  The commitment for these contracts at September 30, 2012 totaled approximately $3,545.

The Company has entered into a supply contract for flour for use in the production of protein and starch ingredients.  The initial term of the agreement, as amended, expires October 23, 2015.  At September 30, 2012, the Company had purchase commitments aggregating approximately $5,901 through December 31, 2012.

At September 30, 2012, the Company had $2,500 outstanding from letters of credit.

Contingencies

There are various legal proceedings involving the Company and its subsidiaries that are ordinary and routine in nature for an entity in the Company’s business.  Management considers that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or overall results of operations of the Company.

Note 6.  Derivative Instruments and Fair Value Measurements.

Derivative Instruments.  Certain commodities the Company uses in its production process are exposed to market price risk due to volatility in the prices for those commodities.  The Company uses financial derivative instruments to reduce exposure to market risk in commodity prices, primarily corn and ethanol, through a combination of forward purchases, long-term contracts with suppliers and exchange traded commodity futures and option contracts.  Specifically, the Company will sell put options on commodity futures at exercise prices that are deemed attractive to the Company and use the premiums received to reduce the overall cost of inputs utilized in the production process.  Beginning July 1, 2011, the Company began to buy and sell derivative instruments to manage market risk associated with purchases of product priced as a function of ethanol prices, including swaps, ethanol futures and option contracts.  These contracts were entered into to mitigate risks associated with the Company’s investment in ICP.  Effective July 1, 2011, management elected to restart hedge accounting for qualifying derivative contracts entered into on and after July 1, 2011.  No ethanol futures or option contracts have been designated as hedges as of September 30, 2012.

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

As of September 30, 2012, the Company has no futures contracts designated as cash flow hedges.

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

The following table provides the gain or (loss) for the Company’s commodity derivatives not designated as hedging instruments and where it was recognized in the Condensed Consolidated Statements of Comprehensive Income (Loss).

	Quarter Ended			Year to Date Ended
	Classified	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Commodity derivatives	Cost of sales	$2,670	$(1,016)	$2,204	$1,680

The Company has used corn futures contracts for the purchase of corn and has also used call and put options in order to mitigate the impact of potential changes in market conditions.  Beginning July 2011, the Company began to buy and sell derivative instruments to manage market risk associated with purchases of product priced as a function of ethanol prices, including ethanol futures and option contracts, in order to mitigate risks associated with the Company’s investment in ICP.  At September 30, 2012, the Company had 1,522,500 gallons (maturing through December 2012) of ethanol derivative contracts not designated as hedging instruments.

Derivatives Designated as Cash Flow Hedges

The Company, from time to time, has used futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The Company’s corn processing plants currently grind approximately 1,750,000 bushels of corn per month.  From July 1, 2011 until January 27, 2012, when the grain supply contracts became operative, the Company typically entered into cash flow hedges to cover between 70 percent and 80 percent of its monthly anticipated grind.  As previously discussed, in connection with the Company’s new grain supply agreements, the Company de-designated its cash flow hedges and had no corn futures contracts at September 30, 2012.

	Amount of Gains (Losses) Recognized in OCI on Derivatives
	Quarter Ended		Year to Date Ended
Derivatives in Cash Flow Hedging Relationship	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Commodity derivatives	-	$(3,613)	$(286)	$(3,613)

	Amount of Gains (Losses) Reclassified from AOCI into Earnings
	Quarter Ended		Year to Date Ended
Location of Losses Reclassified from AOCI into Income	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Cost of sales	-	$120	$(413)	$120

During the quarter ended March 31, 2012, the Company de-designated 100 percent of its cash flow hedges, which resulted in a reclassification of a $27 loss from AOCI into current period earnings.  The Company also reclassified $200 of net losses deferred in AOCI, prior to the de-designation, to cost of sales as a result of cash flow hedge ineffectiveness.

As of September 30, 2011, the Company recorded $3,493 of net losses in AOCI related to changes in fair value of commodity cash flow hedge transactions and reclassified a de minimus amount of net losses deferred in AOCI to cost of goods sold as a result of cash flow hedge ineffectiveness.

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

The following table shows the fair value of the Company’s derivatives (both designated and non-designated hedging instruments), where the derivatives are classified on the Condensed Consolidated Balance Sheets and the level, within the fair value hierarchy at both September 30, 2012 and December 31, 2011.

			Fair Value Measurements
	Classified	Total	Level 1		Level 2	Level 3
September 30, 2012
Assets
Ethanol Derivatives	Derivative Assets	$606		$606	$-	$-

Liabilities
Corn Derivatives	Derivative Liabilities	$(135)		$(135)	$-	$-
Ethanol Derivatives	Derivative Liabilities	$(13)		$(13)	$-	$-

December 31, 2011
Assets
Corn Derivatives	Derivative Assets	$1,091		$1,091	$-	$-
Ethanol Derivatives	Derivative Assets	$213		$213	$-	$-

Liabilities
Corn Derivatives	Derivative Liabilities	$(974)	$	(974)	$-	$-
Ethanol Derivatives	Derivative Liabilities	$(2,491)		$(2,491)	$-	$-

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

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $7,334 and $8,647 at September 30, 2012 and December 31, 2011, respectively. The financial statement carrying value was $7,274 and $8,522 at September 30, 2012 and December 31, 2011, respectively.  These fair values are considered Level 2 under the fair value hierarchy.

Counterparty credit risk.  The Company enters into commodity derivatives through a broker with a diversified group of counterparties.  Under the terms of the Company’s account with its broker, it is required to maintain a cash margin account as collateral to cover any shortfall in the market value of derivatives.

The Company classifies certain interest bearing cash accounts on deposit with and maintained with the Company’s broker for exchange-traded commodity instruments, which totaled $129 and $7,605 at September 30, 2012 and December 31, 2011, respectively, as restricted cash to reflect the fair value of open contract positions relative to respective contract prices.  The Company is also required to provide required margin, serving as collateral, in accordance with commodity exchange requirements which totaled $429 and $4,680 at September 30, 2012 and December 31, 2011, respectively.

Note 7.  Operating Segments.

The Company’s operations are classified into three reportable segments:  distillery products, ingredient solutions and other. The distillery products segment consists of food grade alcohol, along with fuel grade alcohol, and distillers feed, which are co-products of the Company’s distillery operations.  Ingredient solutions consist of specialty starches and proteins, commodity starch and vital wheat gluten (commodity protein).  The other segment products are comprised of plant-based polymers and composite resins manufactured through the further processing of certain of the Company’s proteins and starches and wood.

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

	Quarter Ended		Year to Date Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Net Sales to Customers
Distillery products	$61,513	$60,537	$205,194	$163,830
Ingredient solutions	14,184	15,414	41,852	44,592
Other	410	187	939	702
Total	76,107	76,138	247,985	209,124

Depreciation and amortization
Distillery products	1,433	1,055	4,201	3,575
Ingredient solutions	567	599	1,863	1,752
Other	61	61	183	225
Corporate	776	672	2,433	1,595
Total	2,837	2,387	8,680	7,147

Income (Loss) before Income Taxes
Distillery products	3,513	379	9,960	4,673
Ingredient solutions	2,184	1,592	4,760	1,557
Other	(85)	(112)	(332)	(497)
Corporate(i)	(5,094)	(7,334)	(16,847)	(20,732)
Gain on sale of joint venture interest(i)	-	-	4,055	-
Total	$518	$(5,475)	$1,596	$(14,998)

(i)
The Company’s management reporting does not assign or allocate special charges to the Company’s operating segments.  For purposes of comparative analysis, gain on sale of joint venture interest for the year to date period ended September 30, 2012 has been excluded from the Company’s segments.

	As of September 30, 2012	As of December 31, 2011(ii)
Identifiable Assets
Distillery products	$102,415	$99,374
Ingredient solutions	25,808	26,546
Other	1,479	1,448
Corporate	28,939	41,789
Total	$158,641	$169,157

(ii)	The amounts at December 31, 2011 have been adjusted to reflect how assets are deployed in the Company's business.

Note 8.  Employee Benefit Plans.

Post Retirement Benefits.  The Company and its subsidiaries provide certain post-retirement health care and life insurance benefits to certain retired employees.  The liability for such benefits is unfunded.  During the quarter ended September 30, 2012, the Company made a change to the plan to terminate these health care and life insurance benefits at retirement age for non-union employees who were not at least 60 years old on September 1, 2012.

The effect of this plan change was a negative plan amendment of $1,165 and a $79 curtailment.  The negative plan amendment includes $1,021 for health care benefits and $144 for life insurance benefits.  These amounts will be recognized into income over the average remaining years of service to retirement and the average expected lifetime remaining for health care benefits and life insurance benefits, respectively.  The accounting impact for the curtailment results in immediate recognition of a benefit related to unamortized prior service cost of $79.

The components of the Net Periodic Benefit Cost (Benefit) for the quarter and year to date periods ended September 30, 2012 and 2011, respectively, are as follows:

	Quarter Ended		Year to Date Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Service cost	$48	$56	$159	$168
Interest cost	52	102	169	306
Amortization of prior service cost	(57)	(4)	(65)	(12)
Prior service cost recognized due to Curtailment	(79)	-	(79)	-
Loss	-	22	-	66
Total post-retirement benefit cost (benefit)	$(36)	$176	$184	$528

The Company previously disclosed in its financial statements for the six-month transition period ended December 31, 2011, amounts expected to be paid to plan participants.  Based on the change to the plan described above, expected benefit payments have changed.  The previously disclosed and updated expected benefits are detailed below.

	Expected Benefit Payments
	As previously disclosed in Form 10-K for transition period ended December 31, 2011	Updated disclosure based on effects of negative plan amendment
2012	$623	$623
2013	563	563
2014	424	410
2015	401	351
2016	425	335
2017-2021	2,931	2,218

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

The components of the Net Periodic Benefit Cost/(Income) for the quarter and year to date periods ended September 30, 2012 and 2011, respectively, are as follows:

	Quarter Ended		Year to Date Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Service cost	$-	$-	$-	$-
Interest cost	51	53	153	177
Expected return on plan assets	(57)	(59)	(171)	(147)
Prior service cost	-	-	-	-
Recognition of net loss	28	5	84	102
Total pension benefit cost	$22	$(1)	$66	$132

The Company previously disclosed in its financial statements for the six-month transition period ended December 31, 2011, the assumptions used to determine accumulated benefit obligation.

The Company has made no employer contributions to pension plan or union 401(k) during the quarter ended September 30, 2012.

Equity-Based Compensation Plans.  The Company previously disclosed in its financial statements for the six-month transition period ended December 31, 2011, a description of the Company’s equity-based compensation plans.

The Company’s equity-based compensation plans provide for the awarding of shares of restricted common stock (“restricted stock” or “nonvested shares”) for senior executives and certain salaried employees as well as outside directors.  As of September 30, 2012, 956,207 shares of restricted common stock (net of forfeitures) remained outstanding under the Company’s long-term incentive plans.  Compensation expense related to these awards is based on the market price of the stock on the date the Board of Directors approved the grant and is amortized over the vesting period of the restricted stock award.

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

As of September 30, 2012, the Company was authorized to issue 40,000,000 shares of Common Stock.  In connection with the Reorganization described in Note 1, Processing’s 1,414,379 treasury shares were canceled, which also reduced the number of issued shares by 1,414,379.  The Company accounted for the cancellation of treasury stock as a charge to retained earnings, which reduced both treasury stock and retained earnings by $7,132.  The Company had historically used this treasury stock for issuance of Common Stock under the Company’s equity-based compensation plans.  With the retirement of these treasury shares, the Company reserved certain authorized shares for issuance of Common Stock under its equity-based compensation plans.  Reserved shares of Common Stock at September 30, 2012 were as follows:

Stock options granted but not exercised	42,000
Restricted stock to non-employees (authorized but not granted)	71,061
Restricted stock to employees and executives (authorized but not granted)	1,416,778
Total	1,529,839

Note 9. Business Combination.

On December 27, 2011, through its wholly-owned subsidiary, MGPI-I, the Company completed an acquisition of substantially all of the assets used by LDI in its beverage alcohol distillery and warehousing operations.  The Company also assumed certain specified liabilities, primarily consisting of trade payables and customer and contractual obligations.  The purchase price totaled $11,041 for these net assets, which was provided through borrowings under the Company’s revolving line of credit.  The purchase price paid was equal to the current assets minus current liabilities as of December 27, 2011 and was subject to working capital true-ups.  During April 2012, management and the seller completed working capital true-ups.  The result of the true-ups was not material to the Company’s financial position or operating results.

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

Note 11.  Restructuring Cost Activity.

During fiscal 2009, the Company incurred certain restructuring activities, as previously disclosed in Note 9. Restructuring Costs and Loss on Impairment of Assets in Item 8 of Form 10-K for the six-month transition period ended December 31, 2011.

Activity related to the severance and early retirement costs was as follows:

	Quarter Ended		Year to Date Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Balance at beginning of Period	$110	$512	$289	$791
Payments and adjustments	(80)	(120)	(259)	(399)
Balance at end of period	$30	$392	$30	$392

Activity related to the lease termination restructuring accrual and related costs was as follows:

	Quarter Ended		Year to Date Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Balance at beginning of Period	$583	$1,143	$626	$1,229
Provision for additional expense	38	-	241	249
Payments and adjustments	(121)	(417)	(367)	(752)
Balance at end of period	$500	$726	$500	$726

Note 12.  Financial Covenant Violation

Under the Credit Agreement as in effect at September 30, 2012, the Company was required to report adjusted net income each period.  Adjusted net income as defined was required to not be less than $(1,000), $(500) and $1.00 (one dollar), respectively for the quarters ended June 30, 2012, September 30, 2012 and December 31, 2012.  The Credit Agreement defines adjusted net income as net income, adjusted by excluding all cash and non-cash gains, losses, income and expenses related to the following:  (a) Joint Ventures (though cash gains, losses, income and expenses related thereto shall not be excluded), (b) Swap Contracts and hedging activities, (c) corporate reorganization and restructuring activities or subsidiary start-up operations, and (d) the sale, disposition, purchase or acquisition of assets, other than in the ordinary course of business.  The Company’s results for quarter ending September 30, 2012 included material unrealized gains from hedging activities and a non-cash loss from equity method investments.  The Company was not in compliance with its Adjusted Net Income requirement to exceed the $(500) requirement at September 30, 2012.  The Company obtained a waiver from its primary lender for this default.

Note 13.  Subsequent Event

On November 2, 2012, the Company, as a guarantor and a party, and its subsidiaries MGPI Processing, Inc., MGPI Pipeline, Inc. and MGPI of Indiana, LLC  (the “Borrowers”), entered into a five year, $55,000 revolving loan pursuant to an Amended and Restated Credit Agreement and associated schedules (the “Restated Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”).  The Restated Credit Agreement amends and restates the Company’s existing revolving credit facility under the Credit and Security Agreement between the Company and Wells Fargo dated July 21, 2009, as amended.  The Restated Credit Agreement differs from the Company’s prior revolving loan agreement by substituting the Company’s subsidiaries as borrowers in lieu of the Company and increasing the size of the total potential borrowing from $45,000 to $55,000.  A full description, including defined terms, of the Restated Credit Agreement is included as an exhibit to the Company’s Form 8-K dated November 8, 2012, incorporated herein by reference.

Restated Credit Agreement

The material terms of the Restated Credit Agreement are as follows:

The Restated Credit Agreement, which matures on November 2, 2017, provides for the provision of letters of credit and revolving loans with a Maximum Revolver Commitment of $55,000, subject to borrowing base limitations, generally based on the value of eligible inventory, as defined in the Restated Credit Agreement, and accounts receivable owned by the Borrowers. The Restated Credit Agreement includes a possible future $5,000 fixed asset sub-line facility that increases the applicable borrowing base by up to $5,000 in the event that certain unencumbered equipment and real estate is mortgaged (e.g., the equipment and real estate at the Lawrenceburg distillery) and certain Excess Availability thresholds are satisfied on a pro forma basis.  Borrowings under the Restated Credit Agreement may bear interest either on a Base Rate model or a LIBOR Rate model.  For LIBOR Rate Loans, the interest rate is equal to the per annum LIBOR Rate (based on 1, 2, 3 or 6 months) plus 2.00 – 2.50% (depending upon the average Excess Availability, as described below).  For Base Rate Loans, the interest rate shall be the greatest of (a) 1.00%, (b) the Federal Funds Rate plus 0.50%, (c) one-month LIBOR Rate plus 1.00%, and (d) Wells Fargo’s “prime rate” as announced from time to time.  The Restated Credit Agreement provides for an unused line fee equal to 0.375% per annum multiplied by the difference of the total revolving loan commitment less the average outstanding revolving loans for the given period, as well as customary field examination and appraisal fees, letter of credit fees and other administrative fees.

The Restated Credit Agreement is secured by a first priority security interest in patents, trademarks and substantially all of the personal property of the Company. The Restated Credit Agreement is secured by a second priority security interest on certain real estate of the Borrowers.

The Restated Credit Agreement contains various covenants, including covenants related to financial statements reporting, inspection rights, environmental aspects, the joinder of subsidiaries to the Restated Security Agreement, prohibitions on the disposal of assets and other customary covenants. Specifically, the Restated Credit Agreement contains the following covenants:

Financial Covenants.  For all periods in which the Excess Availability (which is the total availability for loans, less the Company’s and its subsidiaries’ trade payables aged in excess of historical levels and book overdrafts) is less than $9,625, the Borrowers are required to have a Fixed Charge Coverage Ratio, measured on a month end basis, of at least 1.10:1.00 (a) for each month-end until October 31, 2013 and (b) as of each month-end commencing November 30, 2013 using a trailing twelve-month measure.  Moreover, Borrowers are required to maintain Excess Availability on a consolidated basis of at least $4,000 at all times prior to the later of (x) November 2, 2013 and (y) the last day of the first twelve month period for which Borrowers have maintained a Fixed Charge Coverage Ratio of at least 1.10:1.00.

Other restrictions.  If the Company does not maintain Excess Availability of at least $9,625 and a Fixed Charge Coverage Ratio for the most recently ended twelve months of at least  1.20:1.00, then certain restrictions and payment limitations apply, including payment of dividends and distributions.  The Company is also generally prohibited from incurring any liabilities, or acquiring any assets, except for certain for ordinary holding company activities as further described in the Restated Credit Agreement.  Wells Fargo has significant lending discretion under the Restated Credit Agreement, and may modify borrowing base and advance rates, the effect of which may limit the amount of loans that the Borrowers may have outstanding at any given time.  Wells Fargo may also terminate or accelerate the Company's obligations under the Restated Credit Agreement upon the occurrence of various events in addition to payment defaults and other breaches, including such matters as a change of control of the Company, defaults under other material contracts with third parties, and ERISA violations.

The Company had $22,917 outstanding at November 2, 2012 under the Credit and Security Agreement between the Company and Wells Fargo dated July 21, 2009, as amended, which then became outstanding under the Restated Credit Agreement.  Upon execution of the Restated Credit Agreement on November 2, 2012, the Company had $17,334 remaining available for additional borrowings after giving effect to outstanding letters of credits totaling $2,500.

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

As previously announced, on August 25, 2011 we changed our fiscal year end from June 30 to December 31.  We filed a transition report on Form 10-K with the SEC for the period beginning July 1, 2011 and ending December 31, 2011.  The discussion below compares results for the quarter and year to date periods ended September 30, 2012 to the quarter and nine-month to date periods ended September 30, 2011.

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

RECENT INITIATIVES

Acquisition of the Indiana Distillery

On December 27, 2011, we acquired substantially all the assets used by Lawrenceburg Distillers Indiana, LLC (“LDI”) in its beverage alcohol business, and we now produce premium bourbon, corn and rye whiskeys, gin, grain neutral spirits and distillers feed at our distillery located in Lawrenceburg and Greendale, Indiana (“Indiana Distillery”).  The purchase price of the acquisition was equal to the current assets minus current liabilities as of December 27, 2011, which was estimated at closing to be $11,041.   During April 2012, management and the seller completed working capital true-ups.  The result of the true-ups was not material to our financial position or operating results.

Since acquiring the distillery operations of LDI, we have taken several steps to improve its profitability.   During the second quarter of the current fiscal year, we completed the planning stages of implementing an SAP information technology system for accounting, sales, supply chain and manufacturing at this facility.  We went live on SAP on July 1, 2012.

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

Grain Supply Agreements

During the quarter ended March 31, 2012, we entered a grain supply contract for the Indiana Distillery and during the quarter ended June 30, 2012 we extended this agreement for use at our Atchison facility.  The grain supply contracts permit us to purchase corn for delivery up to 12 months in the future, at negotiated prices.  The pricing for these contracts is based on a formula using several factors.

Supply for commodities has been tight during the first nine months of 2012 due, in part, to the drought in the Midwestern United States.  Market prices for commodities, including corn, have been near historic highs in summer of 2012, reaching a high in August 2012.  This impacts the pricing we pay under our grain supply agreements.

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

In connection with our new grain supply agreements discussed above, we now order corn anywhere from a month to 12 months in the future.  We have determined that the firm commitments to purchase corn under the terms of these new agreements meet the normal purchases and sales exception as defined under ASC 815, Derivative and Hedging, and exclude the fair value of these commitments from recognition in our financial statements until the actual contracts are physically settled.  Accordingly, during the quarter ended March 31, 2012, we de-designated certain cash flow hedges, which resulted in a reclassification of a $27 loss from accumulated other comprehensive income into earnings for the quarter ended March 31, 2012.  We expect the volume of corn futures and options and the use of hedge accounting to be reduced in the future under our current strategy.  In support of this strategy, as of September 30, 2012, we had no exchange traded corn futures contracts designated as cash flow hedges.

RESULTS OF OPERATIONS

Consolidated earnings for the quarter ended September 30, 2012 increased compared to the same period a year ago, with a net income of $418 on consolidated net sales of $76,107 versus a net loss of $5,509 on consolidated net sales of $76,138 in the quarter ended September 30, 2011.

The small decrease in net sales was primarily the result of our decreased sales in the ingredients solutions segment partially offset by a sales increase in the distillery products segment.  In our distillery products segment, our pricing increased, partially offset by a decrease in volume compared to the same period a year ago.  In our ingredient solutions segment, we experienced a decrease in volume, partially offset by an increase in pricing.  Other segment sales increased slightly.   Net income increased for the quarter ended September 30, 2012 due to higher gross margins and a lower quarter-over-quarter loss recorded related to our joint venture operations.  Gross margins were impacted by a favorable swing in the mark-to-market adjustment for open derivatives.  In our distillery products segment, return on sales increased from 0.6 percent for the quarter ended September 30, 2011 to 5.7 percent for the quarter ended September 30, 2012.  Our return on sales in our ingredients solutions segment increased from 10.3 percent for the quarter ended September 30, 2011 to 15.4 percent for the quarter ended September 30, 2012.

Our improved quarter-over-quarter results were greatly impacted by the loss experienced during the quarter ended September 30, 2011.  Contributing to our loss for the quarter ended September 30, 2011 was a $2,586 unfavorable impact to cost of sales from changes in the fair value of open derivative hedge contracts, high raw material costs, a temporary production interruption at our Atchison plant during the month of September, 2011 and our 50 percent share of losses from investment in ICP, which was similarly impacted during the quarter ended September 30, 2011 by high raw material costs and unrealized losses on open commodity derivative contracts.  ICP experienced a $5,735 net loss for the quarter ended September 30, 2011, of which $2,867 was our 50 percent share.

Consolidated earnings for the year to date period ended September 30, 2012 increased compared to the same period a year ago, with net income of $1,444 on consolidated net sales of $247,985 versus a net loss of $15,066 on consolidated net sales of $209,124 in the year to date period ended September 30, 2011.

The increase in net sales was primarily the result of our increased sales volume in the distillery products segment.  Our net income increased for the year to date period primarily due to:
•	higher gross margins,
•	a temporary production interruption during the quarter ended June 30, 2011, and a lag in the adjustment of alcohol prices we charged to customers not keeping pace with rising corn prices,
•	a $4,055 gain recorded during the quarter ended March 31, 2012 related to the sale of a 20 percent interest in our joint venture, ICP,
•	improved earnings from our joint venture operations, and
•	a favorable swing in earnings on the mark-to-market adjustment for open derivative contracts.
These increases to net income were partially offset by increased general and administrative expenses for the year to date period ended September 30, 2012 related to the LDI acquisition and our corporate restructuring.

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

In our distillery products segment, return on sales increased from 2.9 percent for the year to date period ended September 30, 2011, to 4.9 percent for the year to date period ended September 30, 2012.  Pricing in our ingredients solutions segment increased while the pricing for flour decreased, which led to return on sales increasing from 3.5 percent for the year to date period ended September 30, 2011, to 11.4 percent for the year to date period ended September 30, 2012.

NET SALES

Net sales for the quarter ended September 30, 2012 decreased $31, compared to the quarter ended September 30, 2011.  The decrease was primarily attributable to decreases in the ingredients solutions segment, partially offset by increased net sales in the distillery products segment.  The decrease in net sales in the ingredient solutions segment was due to decreased volume partially offset by improved pricing.  While production from our new Indiana Distillery, which we did not own during the same period a year ago, contributed to increased sales of food grade alcohol during the quarter ended September 30, 2012, we experienced nearly offsetting deceases in other high quality food grade and fuel alcohol revenue when compared to the quarter ended June 30, 2012, which led to a smaller than expected quarter-over-quarter increase in net sales.  Our other segment experienced a de minimis increase in net sales due to slight volume and pricing increases.

Net sales for the year to date period ended September 30, 2012 increased $38,861, or 18.6 percent, compared to the quarter ended September 30, 2011.  The increase was primarily attributable to increased net sales in the distillery products segment partially offset by decreased net sales in the ingredient solutions segment.  Net sales in the distillery products segment as a whole increased primarily as a result of higher volumes of food grade alcohol, as well as from increased prices per unit.  Expansion of our production ability from our new Indiana Distillery, which we did not own during the same period a year ago, contributed to increased sales of food grade alcohol during the year to date period ended September 30, 2012.  The decrease in net sales in the ingredient solutions segment was due to decreased volume partially offset by improved pricing.  Our other segment experienced a de minimis increase in net sales due to slight volume and pricing increases.

COST OF SALES

For the quarter ended September 30, 2012, cost of sales decreased $3,300, or 4.5 percent, compared to the quarter ended September 30, 2011.  For the quarter ended September 30, 2012, cost of sales was 92.0 percent of net sales, which generated a gross profit margin of 8.0 percent.  For the quarter ended September 30, 2011, cost of sales was 96.3 percent of net sales, which generated a gross margin of 3.7 percent.

Our lower overall costs were primarily the result of production decreases related to ingredient solutions segment as well as a decrease in total alcohol production in the distillery products segment.  While production of food grade alcohol from our new Indiana Distillery, which we did not own during the same period a year ago, resulted in an increase in cost of sales during the quarter ended September 30, 2012, we experienced nearly offsetting decreases in production of other high quality food grade and fuel grade alcohol.    Also contributing to the lower overall costs was a favorable quarter-over-quarter impact related to the accounting for open commodity derivative contracts, lower per-pound flour prices and natural gas prices, partially offset by higher per-bushel corn prices.  For the quarter ended September 30, 2012, our open commodity contracts had a $1,773 favorable impact to cost of sales compared to a $2,586 unfavorable impact for the quarter ended September 30, 2011.  We use these contracts to mitigate the impact of changes in commodity prices.  We saw decreases in the per-pound cost of flour and the per-million cubic foot cost of natural gas, which averaged 1.4 percent and 19.6 percent lower, respectively, than the quarter ended September 30, 2011.  On the other hand, we saw an increase in the per-bushel cost of corn (exclusive of the impact related to the accounting for open commodity contracts), which averaged 9.2 percent higher than the quarter ended September 30, 2011.

For the year to date period ended September 30, 2012, cost of sales increased $27,780, or 13.7 percent, compared to the year to date period ended September 30, 2011.  For the year to date period ended September 30, 2012, cost of sales was 92.9 percent of net sales, which generated a gross profit margin of 7.1 percent.  For the year to date period ended September 30, 2011, cost of sales was 96.9 percent of net sales, which generated a gross margin of 3.1 percent.

For the year to date period ended September 30, 2012, our higher overall costs were directly the result of production increases related to distillery products and higher corn prices.   Expansion of our production ability of food grade alcohol from our new Indiana Distillery, which we did not own during the same period a year ago, allowed us to produce a greater volume of distillery products for the year to date period ended September 30, 2012.  We saw an increase in the per-bushel cost of corn, which averaged 3.3 percent higher than the year to date period ended September 30, 2011 (exclusive of the impact related to the accounting for open commodity contracts). These cost increases were partially offset by a period-over-period favorable impact related to the accounting for open commodity derivative contracts and lower per-pound flour prices and natural gas prices.  For the year to date period ended September 30, 2012, our open commodity contracts had a $2,773 favorable impact to cost of sales compared to a $6,535 unfavorable impact for the year to date period ended September 30, 2011.  We used these contracts to mitigate the impact of changes in commodity prices. We saw decreases in the per-pound cost of flour and the per-million cubic foot cost of natural gas, which averaged nearly 1.5 percent and 17.2 percent lower, respectively, than the year to date period ended September 30, 2011.

For the quarter and year to date periods ended June 30, 2011, hedge accounting was not used as we did not restart our use of hedge accounting until July 1, 2011 (for qualifying derivative contracts entered into on and after July 1, 2011) as further discussed in “- Recent Initiatives” and in Note 1. Accounting Policies and Basis of Presentation set forth in Item I, Financial Statements of this Form 10-Q and incorporated herein by reference.  In connection with the grain supply agreements discussed previously, we de-designated certain cash flow hedges during the quarter ended March 31, 2012.  As of September 30, 2012, we had no derivative contracts designated as cash flow hedges.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the quarter ended September 30, 2012 increased by $963, or 19.0 percent, compared to the quarter ended September 30, 2011.  This increase was primarily due to an increase in personnel costs and management incentives programs.  Personnel costs were increased due to our acquisition of LDI’s beverage alcohol business in late 2011.

Selling, general and administrative expenses for the year to date period ended September 30, 2012 increased by $4,426, or 28.3 percent, compared to the year to date period ended September 30, 2011.  This increase was primarily due to an increase in professional fees, higher personnel costs and management incentives programs.  Professional fees increased primarily due to our corporate reorganization.  The higher personnel costs were impacted by our acquisition of LDI’s distillery business in late 2011.

GAIN ON SALE OF JOINT VENTURE INTEREST

As previously discussed, on February 1, 2012, ICP Holdings exercised its option to purchase from the Company an additional 20 percent of the membership interest in ICP.  The sales price was $9,103 and the transaction resulted in a pre-tax gain of $4,055 for the year to date period ended September 30, 2012.

INTEREST EXPENSE

Interest expense for the quarter and year to date periods ended September 30, 2012 increased $111, and $506, respectively, compared to the same periods ended September 30, 2011.  These increases were primarily the result of higher average daily balance and interest rate on our line of credit as well as higher long term debt compared to the same period a year ago.  Increased borrowings resulted from the LDI acquisition as well as working capital increases.

EQUITY IN EARNINGS (LOSS) OF JOINT VENTURES

ICP

On February 1, 2012, ICP Holdings exercised its option to purchase an additional 20 percent of the membership interest in ICP.  Following its exercise, the Company owns 30 percent of ICP.

 For the quarter ended September 30, 2012, ICP had a loss of $448.  As a 30 percent owner, our portion of the loss was $134.  For the quarter ended September 30, 2011, ICP had a loss of $5,735.  As a 50 percent owner, our portion of the loss was $2,867.

 For the year to date periods ended September 30, 2012, ICP had earnings of $311.  As a 50 percent owner for the month of January 2012 and a 30 percent owner for the months of February through September 2012, our portion of the earnings was $229.  For the year to date periods ended September 30, 2011, ICP had a loss of $10,203.  As a 50 percent owner, our portion of the loss was $5,002.

D.M. Ingredients, GmbH (“DMI”)

For the quarters ended September 30, 2012 and 2011, DMI had earnings of $7 and $75, respectively.  As a 50 percent joint venture holder, our equity in earnings was $4 and $37 for the quarters ended September 30, 2012 and 2011, respectively.

For the year to date periods ended September 30, 2012 and 2011, DMI had earnings (loss) of $(130) and $198, respectively.  As a 50 percent joint venture holder, our equity in earnings (loss) was $(65) and $99 for the year to date periods ended September 30, 2012 and 2011, respectively.

NET INCOME (LOSS)

As the result of the factors outlined above, we experienced a net income (loss) of $418 and $(5,509) in the quarter and year to date periods ended September 30, 2012, respectively, compared to a net income (loss) of $1,444 and $(15,066) in the quarter and year to date periods ended September 30, 2011, respectively.

SEGMENT RESULTS

The following is a summary of revenues and pre-tax profits / (loss) allocated to each reportable operating segment for the quarter and year to date periods ended September 30, 2012 and 2011.  For additional information regarding our operating segments, see Note 7. Operating Segments included under Part 1, Item 1, Financial Statements of this Form 10-Q and incorporated herein by reference.

	Quarter Ended		Year to Date Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Distillery products
Net Sales	$61,513	$60,537	$205,194	$163,830
Pre-Tax Income	3,513	379	9,960	4,673
Ingredient solutions
Net Sales	14,184	15,414	41,852	44,592
Pre-Tax Income	2,184	1,592	4,808	1,557
Other
Net Sales	410	187	939	702
Pre-Tax Loss	(85)	(112)	(332)	(497)

DISTILLERY PRODUCTS

Total distillery products sales revenue for the quarter ended September 30, 2012 increased $976, or 1.6 percent, compared to the quarter ended September 30, 2011.  This increase was primarily attributable to an increase in sales of distillers feed of $2,986 and increased warehouse revenue of $588 for the quarter ended September 30, 2012 compared to the quarter ended September 30, 2011, resulting from the increased production capacity and storage, respectively, earned at our Indiana Distillery, which we did not own the same period a year ago. These increases were partially offset by decreases in sales of high quality alcohol and fuel alcohol.  Despite adding significant production volume for our beverage alcohol sales from our recent acquisition of the Indiana Distillery, we experienced a decrease in total high quality alcohol sales due to a decrease in sales of lower grade industrial products.  Pricing to our customers and the cost of corn (exclusive of the impact related to the accounting for open commodity contracts) both increased, whereas and natural gas prices decreased.  For the quarter ended September 30, 2012, the per-bushel cost of corn averaged approximately 9.2 percent higher than the quarter ended September 30, 2011.  The per-million cubic foot cost of natural gas averaged approximately 19.6 percent lower than the same period a year ago.   As previously described in “Results of Operations”, return on sales increased for quarter ended September 30, 2012 compared to the same quarter a year ago, which was primarily driven by a favorable swing in earnings related to the accounting for open commodity contracts.  For the quarter ended September 30, 2012, our open commodity contracts had a $1,773 favorable impact to cost of sales compared to a $2,586 unfavorable impact for the quarter ended September 30, 2011.

Total distillery products sales revenue for the year to date period ended September 30, 2012 increased $41,364, or 25.2 percent, compared to the year to date period ended September 30, 2011.  This increase was primarily attributable to an increase in sales of high quality alcohol of 24.9 percent, which was due to a 16.6 percent increase in per unit pricing as well as a 7.1 percent increase in volume compared to the same period a year ago.  With the recent acquisition of the Indiana Distillery, which we did not own during the same period a year ago, we increased production for food grade alcohol sales.  Also contributing to the overall sales increase in the distillery products segment were increases of $8,930 and $1,765 in distillers feed and warehousing revenue, respectively, attributable to increased production capacity and storage, from our acquisition of the Indiana Distillery for the year to date period ended September 30, 2012 compared to the year to date period ended September 30, 2011.  Our pricing out-paced the increased costs for corn (exclusive of the impact related to the accounting for open commodity contracts), while natural gas pricing decreased.  For the year to date period ended September 30, 2012, the per-bushel cost of corn averaged approximately 3.3 percent higher than the year to date period ended September 30, 2011.  On the other hand, the per-million cubic foot cost of natural gas averaged approximately 17.2 percent lower than the same period a year ago. As previously described in “Results of Operations”, return on sales increased for the year to date period ended September 30, 2012 compared to the same period a year ago, which was primarily driven by a favorable swing in earnings related to the accounting for open commodity contracts.  For the year to date period ended September 30, 2012, our open commodity contracts had a $2,773 favorable impact to cost of sales compared to a $6,535 unfavorable impact for the year to date period ended September 30, 2011.

INGREDIENT SOLUTIONS

Total ingredient solutions sales revenue for the quarter ended September 30, 2012 decreased by $1,230, or 8.0 percent, compared to the quarter ended September 30, 2011.  Specialty starches saw a 17.7 percent decrease in revenues compared to the same period a year ago due primarily to a volume decrease as well as a slight decrease in per unit pricing.  Revenues for specialty proteins for the quarter ended September 30, 2012 decreased 5.6 percent compared to the quarter ended September 30, 2011 due to a volume decrease.  Commodity starch saw a 21.1percent increase in revenues compared the same period a year ago due to per unit pricing and volume increases.  Revenues for commodity starches and proteins totaled 16.8 percent and 1.0 percent of total segment sales for the quarter ended September 30, 2012 compared to 12.8 percent and 0.4 percent for the quarter ended September 30, 2011. While we experienced a quarter-over-quarter increase in our commodity products as a percentage of total segment sales, our focus remains on the production and commercialization of specialty ingredients.   Our margins in the ingredient solutions segment saw an increase during the quarter ended September 30, 2012 compared to the quarter ended September 30, 2011.  This was principally due to improved average selling prices, lower natural gas prices and lower raw material costs for flour.  Natural gas prices averaged approximately 19.6 percent lower compared to the quarter ended September 30, 2011.  Flour costs averaged approximately 1.4 percent lower per pound compared to the same period a year ago.

Consistent with the quarter ended September 30, 2012, total ingredient solutions sales revenue for the year to date period ended September 30, 2012 decreased by $2,740, or 6.1 percent, compared to the year to date period ended September 30, 2011.  Specialty starches saw a 22.3 percent decrease in revenues compared to the same period a year ago due to a volume decrease partially offset by an increase in per unit pricing.  Revenues for specialty proteins for the year to date period ended September 30, 2012 decreased 0.3 percent compared to the year to date period ended September 30, 2011 due to a decrease in volume partially offset by a pricing increase.  Commodity starch saw a 70.5 percent increase in revenues compared the same period a year ago due to per unit pricing and volume increases.  Revenues for commodity starches and proteins totaled 16.7 percent and 0.5 percent of total segment sales for the year to date period ended September 30, 2012, compared to 9.2 percent and 0.4 percent for the year to date period ended September 30, 2011.  While we experienced a period-over-period increase in our commodity products as a percentage of total segment sales, our focus remains on the production and commercialization of specialty ingredients.   Our margins in the ingredient solutions segment saw an increase during the year to date period ended September 30, 2012 compared to the year to date period ended September 30, 2011.  This was principally due to improved average selling prices, lower natural gas prices and lower raw material costs for flour.  Natural gas prices averaged approximately 17.2 percent lower compared to the year to date period ended September 30, 2011.  Flour costs averaged approximately 1.5 percent lower per pound compared to the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Our principal uses of cash are for the cost of raw materials and energy used in our production processes, salaries, debt service obligations on our borrowings, and capital expenditures.  Generally, during periods when commodity prices are rising, our operations require increased use of cash to support inventory acquisition.  Supply for commodities has been tight during the first nine months of 2012 due to the drought in the United States.  Market prices for commodities, including corn, have been near historic highs nearly throughout the summer of 2012.  Our principal sources of cash are revenues from the products we make and our revolving credit facility.  We also have used cash for acquisitions, and we have received cash from investment or asset dispositions and tax refunds.

On February 1, 2012, we sold a 20 percent interest in ICP to ICP Holdings for $9,103.  The sale resulted when ICP Holdings exercised an option it acquired from the Company when ICP Holdings purchased its existing interest in ICP in 2009.

On December 27, 2011, we completed our acquisition of distillery operations of LDI.  The purchase price of the acquisition was equal to the current assets minus current liabilities as of December 27, 2011, which was $11,041.  The purchase price was funded primarily through our bank revolving credit facility and was subject to post-closing adjustments for working capital true-ups, which were finalized during April, 2012 and were not material to our financial results.

As we now purchase corn for future delivery under new grain supply agreements, our need for restricted cash has decreased as we have consequently reduced the volume of our open corn futures and options contracts at September 30, 2012.

Under agreements that the Company made in March 2011 with a third-party logistics company that contracts with transportation companies, fees for the previous six months are paid in early January and July of each calendar year.  We paid $7,770 for our second billing under this agreement on January 6, 2012 and we paid $6,864 for our third billing under this agreement on July 6, 2012.  During August 2012, we amended our agreements with the third-party logistics company that contracts with transportation companies so that invoices for fees will be submitted to us on a weekly basis with 90 days to pay each invoice.  In conjunction with this amendment, we established a $2,000 letter of credit.

On March 1, 2012, the Board of Directors declared a five (5) cent dividend per share of Common Stock.    The $914 dividend was paid on April 19, 2012 to common stockholders of record on March 22, 2012.   On August 25, 2011, the Board of Directors declared a five (5) cent dividend per share of Common Stock.  The $906 dividend was paid on October 13, 2011 to common stockholders or record on September 15, 2011.

We have budgeted $9,000 in routine capital expenditures over the twelve-month period ending September 30, 2013 related to new equipment, other improvements in and replacements of existing plant and equipment and information technology.  As of September 30, 2012, we had contracts to acquire capital assets of approximately $1,252.

We expect our sources of cash to be adequate to provide for budgeted capital expenditures and anticipated operating requirements.

The following table is presented as a measure of our liquidity and financial condition:

	September 30, 2012	December 31, 2011
Cash and cash equivalents	$-	$383
Working capital	21,138	18,887
Amounts available under lines of credit*	16,132	23,358
Credit facility, notes payable and long-term debt	33,642	29,664
Stockholders’ equity	86,514	84,430

*	We were not in compliance with our Adjusted Net Income requirement at September 30, 2012. See “Financial Covenants” for further discussion.

	Year to Date Ended
	September 30,	September 30,
	2012	2011
Depreciation and amortization	$8,680	$7,147
Capital expenditures	7,712	9,495
Cash flows from operations	(7,453)	(9,825)

CASH FLOW INFORMATION

Summary cash flow information follows for the year to date periods ended September 30, 2012 and 2011:

	Year to Date Ended
	September 30,	September 30,
	2012	2011
Cash flows provided by (used for):
Operating activities	$(7,453)	$(9,825)
Investing activities	4,106	(9,434)
Financing activities	2,964	19,773

Increase (decrease) in cash and cash equivalents	(383)	514
Cash and cash equivalents at beginning of year	383	472
Cash and cash equivalents at end of period	$-	$986

During the year to date period ended September 30, 2012, our consolidated cash decreased $383 to $0 as compared to the year to date period ended September 30, 2011, in which there was a $514 increase in cash.  Operating cash outflows decreased primarily from an increase in net income (after giving effect to a non-cash deductions), and period-over-period improvements in restricted cash and receivables.  These increases to operating cash flow were partially offset by decreases in accounts payable and accounts payable to affiliate and an increase in inventory.  Cash outflows related to capital expenditures during the year to date period ended September 30, 2012 decreased compared to the year to date period ended September 30, 2011, while proceeds from the disposition of property and of our 20 percent interest in ICP increased.  During the year to date period ended September 30, 2012, borrowings on debt exceeded payments on debt by $3,978 as compared to the year to date period ended September 30, 2011, in which borrowings exceeded payments on debt by $19,294.

Operating Cash Flows.  Summary operating cash flow information for the year to date periods ended September 30, 2012 and 2011 is as follows:

	Year to Date Ended
	September 30, 2012	September 30, 2011
Cash Flows from Operating Activities
Net income (loss)	$1,444	$(15,066)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,680	7,147
Gain on sale of joint venture interest	(4,055)	-
Gain on sale of assets, net	(841)	-
Share based compensation	628	785
Equity in (earnings) loss of joint ventures	(164)	5,002
Changes in operating assets and liabilities:
Restricted cash	7,476	(7,678)
Receivables, net	(2,490)	(9,398)
Inventory	(3,423)	1,977
Prepaid expenses	(621)	5
Refundable income taxes	152	(41)
Accounts payable	(8,031)	3,463
Accounts payable to affiliate, net	(3,595)	858
Accrued expenses	1,311	(106)
Change in derivatives	(2,492)	2,562
Deferred credit	(448)	(749)
Accrued retirement health and life insurance benefits and other noncurrent liabilities	(826)	(698)
Other	(158)	2,112
Net cash used in operating activities	$(7,453)	$(9,825)

Cash flow from operations for the year to date period ended September 30, 2012 improved $2,372 to $(7,453) from $(9,825) for the year to date period ended September 30, 2011.  This decrease in operating cash outflow was primarily from an increase in net income (after giving effect to a $4,055 deduction related to the non-cash gain on sale of our 20 percent interest in ICP; a $841 deduction related to a non-cash gain on sale of equipment; and a deduction related to the favorable impact from our equity method investments), and period-over-period improvements in restricted cash and receivables as well as the timing of cash receipts and disbursements.  The increase in sales, which contributed to the increase in receivables was due largely to the acquisition of the Indiana Distillery, which we did not own during the same period a year ago.  For the year to date period ended September 30, 2012, we saw a decrease in restricted cash of $7,476 that was required to be pledged to the broker for our exchange-traded commodity instruments, due to decline in the number of open market positions and the fair market value of our open market positions relative to the respective contract prices, compared to an increase in the pledge requirement of $7,678 for the year to date period ended September 30, 2011.   Receivables increased $2,490 for year to date period ended September 30, 2012 compared to an increase of $9,398 for the year to date period ended September 30, 2011.

The above factors, which served to increase operating cash flow, were partially offset by the following:
•
for the year to date period ended September 30, 2012, an increase in inventory of $3,423 compared to a decrease of $1,977 for the year to date period ended September 30, 2011.  The acquisition of the Indiana Distillery, which we did not own during  the same period a year ago, contributed to the increase in inventory;

•	for the year to date period ended September 30, 2012, a decrease in accounts payable of $8,031 compared to an increase of $3,463 for the year to date period ended September 30, 2011; and
•	for the year to date period ended September 30, 2012, a decrease in accounts payable to affiliate of $3,595 compared to an increase of $858 for the year to date period ended September 30, 2011.

Investing Cash Flows.  Net investing cash flow for the year to date period ended September 30, 2012 was $4,106 compared to $(9,434) for the year to date period ended September 30, 2011.  During the year to date period ended September 30, 2012, we made capital investments of $7,712 and we also made a $500 expenditure to fund our portion of the capital improvements at ICP.  During the year to date period ended September 30, 2012, we received proceeds from the disposition of property and equipment of $3,215, of which $2,232 was classified as Assets held for sale at December 31, 2011.  We also received proceeds of $9,103 related to the sale of a 20 interest in ICP during the year to date period ended September 30, 2012.  During the year to date period ended September 30, 2011, we made capital investments of $9,434 and received proceeds of $61 from the disposition of property and equipment.

Financing Cash Flows.  Net financing cash flow for the year to date period ended September 30, 2012 was $2,964 compared to $19,773 for the year to date period ended September 30, 2011, for a net decrease in financing cash flow of $16,809.  During the year to date period ended September 30, 2012, we had net borrowings of $5,226 under our operating line of credit compared to net borrowings of $12,784 for the year to date period ended September 30, 2011.  Our payments on long-term debt totaled $1,248 for the year to date period ended September 30, 2012 compared to net borrowings of $6,510 for the year to date period ended September 30, 2011.

CAPITAL EXPENDITURES

For the year to date period ended September 30, 2012, we made $8,154 of capital investments, of which $7,712 was a use of cash and $442 remained payable at September 30, 2012.  The capital investments related primarily to facility improvements and upgrades.

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

Effective May 31, 2012, we entered into the Assignment and Assumption of Note and Credit Agreement and Fifth Amendment to Credit Agreement (the “Fifth Amendment”) with Wells Fargo pursuant to which we amended the Credit and Security Agreement dated July 21, 2009 (as amended, the “Credit Agreement”).  The Fifth Amendment modified the revolving credit facility under the Credit Agreement in several material respects, and summarized as follows:

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

The amount of borrowings which we may make is subject to borrowing base limitations.  As of September 30, 2012, our outstanding borrowings under the Credit Agreement were $26,368, leaving $16,132 available for additional borrowings after giving effect to outstanding letters of credit totaling $2,500 and cash deposits in our operating cash account.  The borrowing base is the lesser of the maximum line amount or an amount based on specified percentages of eligible accounts receivable and inventories less specified reserves.  The lender has discretion under the Credit Agreement to change the manner in which the borrowing base is determined, such as altering the advance rates applicable to accounts receivable and inventory or changing reserve amounts.

As previously described in Note 13. Subsequent Event of this Form 10-Q and herein incorporated by reference, we entered into an Amended and Restated Credit Agreement, and ancillary documents with Wells Fargo (the “Restated Credit Agreement”).  The Restated Credit Agreement amends and restates our existing Credit Agreement in all material respects, and summarized as follows:

The Restated Credit Agreement, which matures on November 2, 2017, provides for the provision of letters of credit and revolving loans with a Maximum Revolver Commitment of $55,000, subject to borrowing base limitations, generally based on the value of eligible inventory, as defined in the Restated Credit Agreement, and accounts receivable owned by the Borrowers. The Restated Credit Agreement includes a possible future $5,000 fixed asset sub-line facility that increases the applicable borrowing base by up to $5,000 in the event that certain unencumbered equipment and real estate is mortgaged (e.g., the equipment and real estate at the Lawrenceburg distillery) and certain Excess Availability thresholds are satisfied on a pro forma basis.  Borrowings under the Restated Credit Agreement may bear interest either on a Base Rate model or a LIBOR Rate model.  For LIBOR Rate Loans, the interest rate is equal to the per annum LIBOR Rate (based on 1, 2, 3 or 6 months) plus 2.00 – 2.50% (depending upon the average Excess Availability, as described below).  For Base Rate Loans, the interest rate shall be the greatest of (a) 1.00%, (b) the Federal Funds Rate plus 0.50%, (c) one-month LIBOR Rate plus 1.00%, and (d) Wells Fargo’s “prime rate” as announced from time to time.  The Restated Credit Agreement provides for an unused line fee equal to 0.375% per annum multiplied by the difference of the total revolving loan commitment less the average outstanding revolving loans for the given period, as well as customary field examination and appraisal fees, letter of credit fees and other administrative fees.

The Restated Credit Agreement is secured by a first priority security interest in patents, trademarks and substantially all of the personal property of the Company. The Restated Credit Agreement is secured by a second priority security interest on certain real estate of the Borrowers.

The Restated Credit Agreement contains various covenants, including covenants related to financial statements reporting, inspection rights, environmental aspects, the joinder of subsidiaries to the Restated Security Agreement, prohibitions on the disposal of assets and other customary covenants. Specifically, the Restated Credit Agreement contains the following covenants:

Financial Covenants.  For all periods in which the Excess Availability (which is the total availability for loans, less the Company’s and its subsidiaries’ trade payables aged in excess of historical levels and book overdrafts) is less than $9,625, the Borrowers are required to have a Fixed Charge Coverage Ratio, measured on a month end basis, of at least 1.10:1.00 (a) for each month-end until October 31, 2013 and (b) as of each month-end commencing November 30, 2013 using a trailing twelve-month measure.  Moreover, Borrowers are required to maintain Excess Availability on a consolidated basis of at least $4,000 at all times prior to the later of (x) November 2, 2013 and (y) the last day of the first twelve month period for which Borrowers have maintained a Fixed Charge Coverage Ratio of at least 1.10:1.00.

Other restrictions.  If the Company does not maintain Excess Availability of at least $9,625 and a Fixed Charge Coverage Ratio for the most recently ended twelve months of at least  1.20:1.00, then certain restrictions and payment limitations apply, including payment of dividends and distributions.  The Company is also generally prohibited from incurring any liabilities, or acquiring any assets, except for certain for ordinary holding company activities as further described in the Restated Credit Agreement.  Wells Fargo has significant lending discretion under the Restated Credit Agreement, and may modify borrowing base and advance rates, the effect of which may limit the amount of loans that the Borrowers may have outstanding at any given time.  Wells Fargo may also terminate or accelerate our obligations under the Restated Credit Agreement upon the occurrence of various events in addition to payment defaults and other breaches, including such matters as a change of control of the Company, defaults under other material contracts with third parties, and ERISA violations.

We had $22,917 outstanding at November 2, 2012 under the Credit and Security Agreement between the Company and Wells Fargo dated July 21, 2009, as amended, which then became outstanding under the Restated Credit Agreement.  Upon execution of the Restated Credit Agreement on November 2, 2012, the Company had $17,334 remaining available for additional borrowings after giving effect to outstanding letters of credits totaling $2,500.

FINANCIAL COVENANTS

           Under the Credit Agreement as in effect at September 30, 2012, we were required to report adjusted net income each period.  Adjusted net income as defined was required to not be less than $(1,000), $(500) and $1.00 (one dollar), respectively for the quarters ended June 30, 2012, September 30, 2012 and December 31, 2012.  For the 12-month periods thereafter, adjusted net income shall not be less than $1.00 (one dollar).  The Credit Agreement defines adjusted net income as net income, adjusted by excluding all cash and non-cash gains, losses, income and expenses related to the following:  (a) Joint Ventures (though cash gains, losses, income and expenses related thereto shall not be excluded), (b) Swap Contracts and hedging activities, (c) corporate reorganization and restructuring activities or subsidiary start-up operations, and (d) the sale, disposition, purchase or acquisition of assets, other than in the ordinary course of business.  The Company’s results for quarter ending September 30, 2012 included material unrealized gains from hedging activities and a non-cash loss from equity method investments.  We were not in compliance with our Adjusted Net Income requirement to exceed the $(500) requirement at September 30, 2012.  We obtained a waiver from our primary lender for this default. Our ability to comply with our future debt covenants will require improved operating results.  We must also meet, and did meet at September 30, 2012, the following ratio:

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

See “-Line of Credit” for new and modified financial covenants as a result of entering into the Restated Credit Agreement on November 2, 2012.  These financial covenants require, for all periods in which the Excess Availability (which is the total availability for loans, less the Company’s and its subsidiaries’ trade payables and book overdrafts) is less than $9,625, the Borrowers to have a Fixed Charge Coverage Ratio, measured on a month end basis, of at least 1.10:1.00 (a) for each month-end until October 31, 2013 and (b) as of each month-end commencing November 30, 2013 using a trailing twelve-month measure.  Moreover, Borrowers are required to maintain Excess Availability on a consolidated basis of at least $4,000 at all times prior to the later of (x) November 2, 2013 and (y) the last day of the first twelve month period for which Borrowers have maintained a Fixed Charge Coverage Ratio of at least 1.10:1.00.

The lender has significant lending discretion under the Restated Credit Agreement, and may modify borrowing base and advance rates, the effect of which may limit the amount of loans that the Borrowers may have outstanding at any given time.  The lender may also terminate or accelerate the Company's obligations under the Restated Credit Agreement upon the occurrence of various events in addition to payment defaults and other breaches, including such matters as a change of control of the Company, defaults under other material contracts with third parties, and ERISA violations.

WORKING CAPITAL

COMPARISON TO DECEMBER 31, 2011

Our working capital increased $2,251 from December 31, 2011 to September 30, 2012.  This increase was primarily the result of increases in receivables and inventory and decreases in accounts payable and accounts payable to affiliate.  These increases to working capital were partially offset by increases in accrued expenses and borrowings under our line of credit, and decreases in restricted cash and assets held for sale.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4.    CONTROLS AND PROCEDURES.

(a)           Evaluation of disclosure controls and procedures.

            As of the end of the quarter ended September 30, 2012, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)           Changes in Internal Controls.

During the quarter ended September 30, 2012, the Company implemented SAP (an information technology system for accounting, sales, supply chain and manufacturing) at its Indiana Distillery in order to improve business processes and to be able to deliver enhanced operational and financial information.  The Company has used SAP at its other locations since the quarter ended December 31, 2010 and now all locations have migrated to SAP.  This change in systems was subjected to thorough testing and review by internal and external parties both before and after implementation.  In conjunction with this SAP implementation, the Company modified the design, operation and documentation of its internal control, such as user access security, system reporting and authorization and reconciliation procedures. We evaluated the control environment as affected by the implementation and believe our controls remain effective.  There were no other changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Reference is made to Part I, Item 3, Legal Proceedings of our Transition Report on Form 10-K for the six-month transition period ended December 31, 2011 and Note 5. Commitments and Contingencies for information on certain proceedings to which we are subject.

We are a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us.

ITEM 1A.    RISK FACTORS

Risk Factors are described in “Item 1A. Risk Factors” of the Company’s Transition Report on Form 10-K for the six-month transition period ended December 31, 2011 and there have been no material changes thereto.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no sale of equity securities during the quarter ended September 30, 2012.

ISSUER PURCHASES OF EQUITY SECURITIES
	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 through July 31, 2012	36	(1)	$3.45	(1)	-	$-
August 1, 2012 through August 31, 2012
September 1, 2012 through September 30, 2012	-		-		-
Total	36				-

(1)	Shares purchased by Company from the MGP Ingredients, Inc. Employee Stock Ownership Plan and Trust

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

4.2	First Amendment to Credit and Security Agreement dated June 30, 2010 (Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K filed July 7, 2010 (File No. 0-17196))
4.3
Second Amendment to Credit and Security Agreement, dated January 20, 2011  (Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010  (File Number 000-17196)

4.4
Third Amendment to Credit and Security Agreement, dated October 20, 2011 (Incorporated by reference to Exhibit 4.0 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File number 000-17196))

4.5
Assignment and Assumption of Note and Credit Agreement and the Fourth Amendment to the Credit Agreement between MGP Ingredients, Inc. (formerly MGPI Holdings, Inc.) and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1.21 of the Company's transition report on Form 10-K for the six months ended December 31, 2012 (File Number 000-17196))

4.6
Continuing Guaranty to Wells Fargo Bank, National Association from MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) (Incorporated by reference to Exhibit 4.1.22 of the Company's transition report on Form 10-K for the six months ended December 31, 2012 (File Number 000-17196))

4.7
Third Party Security Agreement by and between Wells Fargo Bank, National Association and MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) (Incorporated by reference to Exhibit 4.1.23 of the Company's transition report on Form 10-K for the six months ended December 31, 2012 (File Number 000-17196))

4.8
Assignment of Membership Interest to Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1.11 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2009 (File number 000-17196))

4.9
Partial Release of Collateral Agreement dated January 30, 2012 (Incorporated by reference to Exhibit 4.1.11.2 of the Company's transition report on Form 10-K for the six months ended December 31, 2011 ( File Number 000-17196))

4.10
Patent and Trademark Security Agreement dated as of July 21, 2009 between MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1.1 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.11
Assignment of Membership Interests  dated as of July 21, 2009 between MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and Wells Fargo Bank, National Association, relating to MGPI of Indiana, LLC (formerly, Firebird Acquisitions, LLC) (Incorporated by reference to Exhibit 4.1.2 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.12
Stock Pledge Agreement dated as of July 21, 2009 between MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and Wells Fargo Bank, National Association, relating to stock of Midwest Grain Pipeline, Inc. (Incorporated by reference to Exhibit 4.1.3 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.13
Control Agreement and Assignment of Hedging Account among Wells Fargo Bank, National Association, MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and ADM Investor Services, Inc. (Incorporated by reference to Exhibit 4.1.4 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.14
Form of Mortgage relating to MGPI Processing, Inc.'s (formerly MGP Ingredients, Inc.) Onaga plant in favor of Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1.6 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009, which was filed in the same form in Pottawatomie County, Kansas)

4.15
Amended and Restated Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated as of August 31, 2009 relating to MGPI Processing, Inc.'s (formerly MGP Ingredients, Inc.) Atchison facility in favor of Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1.6 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.16
Form of Mortgage relating to a tract of land owned by MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) in Wyandotte County, Kansas in favor of  Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1.6 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009, which was filed in the same form in Wyandotte County, Kansas)

4.17
Consent and Release dated August 19, 2009 between Wells Fargo Bank, National Association and MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) (Incorporated by reference to Exhibit 4.1.9 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.18
Consent and Release dated December 21, 2009, between Wells Fargo Bank, National Association and MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) (Incorporated by reference to Exhibit 4.1.9 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2009 (File number 000-17196))

4.19
Consent dated December 31, 2009 from Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1.10 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2009 (File number 000-17196))

4.20
Consent dated February 2, 2010 from Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1.12 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2010 (File number 000-17196))

4.21
Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated February 15, 2010 to Wells Fargo Bank, National Association, relating to MGPI Processing, Inc.'s (formerly MGP Ingredients, Inc.) Executive Office Building & Technical Center in Atchison, Kansas (Incorporated by reference to Exhibit 4.1.13 of the Company's Quarterly Report on Form 10-Q for the Quarter ended March  31, 2010 (File number 000-17196))

4.22
Bond Pledge and Security Agreement dated February 15, 2010 by and among MGPI Processing, Inc. (formerly MGP Ingredients, Inc.), Commerce Bank, as Trustee and Wells Fargo Bank, National Association relating to City of Atchison, Kansas, $7,000,000 original principal amount of Taxable Industrial Revenue Bonds, Series 2006 (MGP Ingredients, Inc. Project) (Incorporated by reference to Exhibit 4.1.14 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2010 (File number 000-17196))

4.23
Amended and Restated Revolving Note dated October 20, 2011(Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011  (File number 000-17196))

4.24
Continuing Guaranty to Wells Fargo Bank, National Association from MGPI of Indiana, LLC and Midwest Grain Pipeline, Inc., dated October 20, 2011(Incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File number 000-17196))

4.25
Third Party Security Agreement dated October 20, 2011 by and among Wells Fargo Bank, National Association, MGPI of Indiana, LLC and Midwest Grain Pipeline, Inc. (Incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File number 000-17196))

4.26
Intercreditor Agreement between Wells Fargo Bank, National Association and Union State Bank of Everest (Incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.27
Mortgagee's Waiver and lien release executed by Wells Fargo Bank National Association (Incorporated by reference to Exhibit 4.7.2 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2011(File number 000-17196))

4.28
Fifth Amendment to the Credit Agreement, dated May 31, 2012, between MGP Ingredients, Inc. and Wells Fargo Bank, National Association (“Fifth Amendment to the Credit Agreement”) (Incorporated by reference to Exhibit 10.1 of the Company’s Current report on Form 8-K filed June 6, 2012 (File number 000-17196))

10.1
Assumption Agreement, dated as January 3, 2012, between the Company and Former MGP Ingredients, Inc. (the predecessor SEC registrant before the merger on January 3, 2012) (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 5, 2012 (File number 000-17196))

10.2
Amendments to Stock Incentive Plan of 1996, 1998 Stock Incentive Plan for Salaried Employees, Stock Incentive Plan of 2004 and 1996 Stock Option Plan for Outside Directors  (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 5, 2012 (File number 000-17196))

10.3
Non-Employee Directors’ Restricted Stock and Restricted Stock Unit Plan, as amended (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 5, 2012 (File number 000-17196))

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
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2012 and 2011, and (iv) the Notes to Condensed Consolidated Financial Statements, detailed tagged.  In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” and not “filed.”

*Filed herewith

      SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date: November 9, 2012	By	/s/ Timothy W. Newkirk
Timothy W. Newkirk, President and Chief Executive Officer

Date: November 9, 2012	By	/s/ Don Tracy
Don Tracy Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
*32.1	Certification of Chief Executive Officer furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*32.2	Certification of Chief Financial Officer furnished pursuant to Rule 13a-4(b) and 18 U.S.C. 1350
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2012 and 2011, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” and not “filed.”

*Filed herewith