Form 10-K
period 2012-12-31
MGP INGREDIENTS INC
filed 2013-03-12
CIK 835011

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number   0-17196

MGP Ingredients, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Kansas	48-0531200
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

100 Commercial Street, Box 130, Atchison, Kansas	66002
(Address of Principal Executive Offices)	(Zip Code)

(913) 367-1480
Registrant’s telephone number, including area code

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

Large accelerated filer ___    Accelerated filer  ___   Non-accelerated filer  ___   Smaller reporting company  X

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ___ No    X

The aggregate market value of common equity held by non-affiliates, computed by reference to the last sales price as reported by NASDAQ on June 29, 2012, was $38,041,322.

The number of shares of the registrant’s common stock outstanding as of March 1, 2013 was 17,934,233.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference:

(1)
Portions of the MGP Ingredients, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2013 are incorporated by reference into Part III of this report to the extent set forth herein.

CONTENTS PAGE

Item 8.	Financial Statements and Supplementary Data	54
	Management’s Report on Internal Control Over Financial Reporting	54
	Report of Independent Registered Public Accounting Firm	55
	Consolidated Statements of Operations – Year Ended December 31, 2012, Six month Transition Period ended December 31, 2011 and the Year Ended June 30, 2011	56
	Consolidated Statements of Comprehensive Income – Year Ended December 31, 2012, Six month Transition Period ended December 31, 2011 and the Year Ended June 30, 2011	57
	Consolidated Balance Sheets – December 31, 2012 and 2011	58
	Consolidated Statements of Cash Flows – Year Ended December 31, 2012, Six month Transition Period ended December 31, 2011 and the Year Ended June 30, 2011	59
	Consolidated Statements of Changes in Stockholders’ Equity – Year Ended December 31, 2012, Six month Transition Period ended December 31, 2011 and the Year Ended June 30, 2011	60
	Notes to Consolidated Financial Statements – Year Ended December 31, 2012, Six month Transition Period ended December 31, 2011 and the Year Ended June 30, 2011	61
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	104
Item 9A	Controls and Procedures	104
Item 9B.	Other Information	104
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	105
Item 11.	Executive Compensation	105
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	105
Item 13.	Certain Relationships and Related Transactions, and Director Independence	106
Item 14.	Principal Accountant Fees and Services	106
PART IV
Item 15.	Exhibits and Financial Statement Schedules	107
SIGNATURES		116

The calculation of the aggregate market value of the Common Stock held by non-affiliates is based on the assumption that affiliates include directors and executive officers. Such assumption does not constitute an admission by the Company or any director or executive officer that any director or executive officer is an affiliate of the Company.

ii

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as well as historical information.  All statements, other than statements of historical facts, included in this Annual Report on Form 10-K regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements.  In addition, forward-looking statements are usually identified by or are associated with such words as “intend,” “plan”, “believe,” “estimate,” “expect,” “anticipate,” “hopeful,” “should,” “may,” “will”, “could”, “encouraged”, “opportunities”, “potential” and/or the negatives of these terms or variations of them or similar terminology.  They reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance.  All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement.  Important factors that could cause actual results to differ materially from our expectations include, among others: (i) disruptions in operations at our Atchison facility or Indiana Distillery,  (ii) the availability and cost of grain and fluctuations in energy costs, (iii) the effectiveness of our hedging strategy, (iv) the competitive environment and related market conditions, (v) the ability to effectively pass raw material price increases on to customers, (vi) the viability of the Illinois Corn Processing, LLC (“ICP”) joint venture and its ability to obtain financing, (vii) our ability to maintain compliance with all applicable loan agreement covenants, (viii) our ability to realize operating efficiencies, (ix) actions of governments, (x) and consumer tastes and preferences.  For further information on these and other risks and uncertainties that may affect our business, see Item 1A. Risk Factors.

METHOD OF PRESENTATION

All amounts in this report, except for share, bushels, gallons, pounds, mmbtu, per share, per bushel, per gallon and percentage amounts, are shown in thousands.

AVAILABLE INFORMATION

We make available through our website (www.mgpingredients.com) under “Investors – Investor Relations,” free of charge, our annual and transition reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, special reports and other information, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission.

iii

PART I

ITEM 1.  BUSINESS

Throughout this Report, when we refer to "the Company", "we", “us”, “our” and words of similar import in reference to activities that occurred prior to the "Reorganization", as defined below, on January 3, 2012, we are referring to the combined business of MGPI Processing, Inc. (formerly MGP Ingredients, Inc.)  and its consolidated subsidiaries, and  when we refer to "the Company", "we", “us”, “our” and  words of similar import in reference to activities occurring after the Reorganization, we are referring to the combined business of MGP Ingredients, Inc. (formerly named  MGPI Holdings, Inc.) and its consolidated subsidiaries, except to the extent that the context otherwise indicates.

MGP Ingredients, Inc. (“Registrant” or “Company”) is a Kansas corporation headquartered in Atchison, Kansas.  It was incorporated in 2011 and is a holding company with no operations of its own.  Its principal directly-owned operating subsidiaries are MGPI Processing, Inc. (“Processing”) and MGPI of Indiana, LLC (“MGPI-I”).  Processing was incorporated in Kansas in 1957 and is the successor to a business founded in 1941 by Cloud L. Cray, Sr.  Prior to the Reorganization (discussed below), Processing was named MGP Ingredients, Inc.  MGPI-I (previously named Firebird Acquisitions, Inc.) acquired substantially all the beverage alcohol distillery assets of Lawrenceburg Distillers Indiana, LLC (“LDI”) at its Lawrenceburg and Greendale, Indiana distillery (“Indiana Distillery”) on December 27, 2011.

On January 3, 2012, MGP Ingredients, Inc. reorganized into a holding company structure (the “Reorganization”) through a series of steps involving various legal entities as further described below.  By engaging in the Reorganization, we sought to better isolate risks that might reside in one facility or operating unit from our other facilities or operating units.  We also believe that a holding company structure will facilitate ramp-up of new businesses that might be developed, accommodate future growth through acquisitions and joint ventures, create tighter focus within operating units, and enhance commercial activities and financing possibilities.

The Reorganization was effected through a merger (the “Merger”) of Processing with MGPI Merger Sub, Inc., which was an indirect wholly-owned subsidiary of Processing and a direct, wholly-owned subsidiary of MGPI Holdings, Inc (“Holdings”).  Holdings was formerly a direct, wholly-owned subsidiary of Processing.  Each of Holdings and MGPI Merger Sub, Inc. were organized in connection with the Merger.  Processing survived the Merger, and as a result, became a direct wholly-owned subsidiary of Holdings.  Upon completion of the Reorganization, Holdings changed its name to MGP Ingredients, Inc., former holders of Processing’s common stock owned the same number of shares and same ownership percentage of Holdings as they did of Processing immediately prior to the Reorganization, and Holdings replaced Processing as the public corporation.  The consolidated assets and liabilities of Holdings and its subsidiaries immediately after the Reorganization were the same as the consolidated assets and liabilities of Processing and its subsidiaries immediately before the effective time of the Merger.  Immediately following the Reorganization:  Holdings’ articles of incorporation and bylaws were the same in all material respects as those of Processing before the Merger, each director of Processing was a director of Holdings, and management of Holdings was the same (in all material respects) as the management of Processing prior to the Merger. Following the Reorganization, “Holdings” and “Company” refer to the same entity.  To further the holding company structure, Processing distributed three of its formerly directly owned subsidiaries, MGPI-I, D.M. Ingredients, GmbH and Midwest Grain Pipeline, Inc., to Holdings.  Processing’s other subsidiary, Illinois Corn Processing, LLC (“ICP”), remained a directly owned subsidiary of Processing, now 30% owned.

Effective December 31, 2011, we changed our fiscal year end from June 30 to December 31.  We believe that this change in fiscal year better aligns the reporting of our financial results with those of our joint venture partners and strengthens our ability to gauge growing and harvesting conditions for seasonal grain crops.  This change also enables our strategic planning process to better synchronize with our key customers’ product development initiatives.  The consolidated financial statements presented herein include the results for the year ended December 31, 2012 (our first full fiscal year since the year end change), the six month transition period of July 1, 2011 to December 31, 2011, and the fiscal year ended June 30, 2011.  The unaudited comparative information for the year ended December 31, 2011 and the six months ended December 31, 2010 is included in Note 17. Transition Period Comparative Data.

GENERAL INFORMATION

We produce certain distillery and ingredient products which are derived from corn, rye and barley, and wheat flour, respectively, primarily to serve the packaged goods industry.  As of December 31, 2012, we had three reportable segments:  distillery products, ingredient solutions and other.  Effective February 8, 2013, we sold substantially all assets included in our other segment as further described in Note 20. Subsequent Events.  Our distillery products segment consists primarily of food grade alcohol, and to a much lesser extent, fuel grade alcohol and distillers feed, which are co-products of our distillery operations.  The ingredient solutions segment products primarily consist of specialty starches, specialty proteins, commodity starches and commodity vital wheat gluten.  Included in the other segment products were plant-based biopolymers and wood-based composite resins manufactured through the further processing of certain of our starches and proteins and wood particles.

We purchase corn, rye and barley, which we use in our distillery operations, primarily from or through grain elevators.  Currently we purchase most of our corn requirements from a single supplier, Bunge.  We purchase wheat flour, the principal raw material used in the manufacture of our protein and starch products at our Atchison facility, from ConAgra Mills.   We process flour with water to extract vital wheat gluten, the basic protein component of flour, which we use primarily to process into specialty wheat proteins with increased protein levels and/or enhanced functional characteristics.  Most wheat protein products are dried into powder and sold in packaged or bulk form.  We further process the starch slurry resulting after the extraction of the protein component to extract premium wheat starch.  A portion of wheat starch is processed into specialty starches, a portion is sold as commodity starch, and all of such is dried into powder and sold in packaged or bulk form.  We mix the remaining starch slurry with corn and water and then cook, ferment and distill it into alcohol.  We dry the residue of the distilling operations and sell it as a high protein additive for animal feed.  At our Indiana Distillery, we produce customized and premium grade corn and rye whiskeys, bourbon, gin, grain neutral spirits and distillers feed.

The principal location at which we made our products as of December 31, 2012 was our plant located in Atchison, Kansas. We operate an Indiana Distillery, which we acquired on December 27, 2011, when we acquired substantially all the assets used by LDI in its beverage alcohol distillery business (“Distillery Business”).  We also operated a facility in Onaga, Kansas for the production of plant-based biopolymers and wood composite resin until February 8, 2013, when we sold this facility.  Our line of textured wheat proteins are currently produced through a toll manufacturing arrangement at a facility in the Netherlands.  In November 2009, we entered into a joint venture with SEACOR Energy Inc.’s affiliate, Illinois Corn Processing Holdings LLC (“ICP Holdings”), to reactivate distillery operations at the facility in Pekin, Illinois.  This facility is now owned and operated by a non-consolidated joint venture entity named ICP, which reactivated the plant in the quarter ended March 31, 2010.  We own 30% of the equity interests of ICP.  ICP produces food grade alcohol for beverage and industrial applications, which we purchase, and fuel grade alcohol, which SEACOR Energy Inc. purchases.

2012 AND RECENT DEVELOPMENTS

Acquisition of the Indiana Distillery

On December 27, 2011, we acquired substantially all the assets used by LDI in its beverage alcohol business, and we now produce premium bourbon, corn and rye whiskeys, gin, grain neutral spirits and distillers feed at our Indiana Distillery.  The purchase price of the acquisition was equal to the current assets minus current liabilities as of December 27, 2011, which was estimated at closing to be $11,041.   During April 2012, management and the seller completed working capital true-ups.  The result of the true-ups was not material to our financial position or operating results.

During the quarter ended March 31, 2012, MGPI-I and the union that covers certain employees at the Indiana Distillery ratified a new multi-year collective bargaining unit agreement, that terminates December 31, 2017.

In conjunction with the acquisition of the distillery operations of LDI, we acquired a grain elevator that was not expected to be used, which was reported as Assets held for sale at December 31, 2011.  On March 21, 2012, we sold this facility and its related assets for $2,252, resulting in a loss of $48.  Net proceeds received, after fees and prorated taxes, totaled $2,232.

Since acquiring the distillery operations of LDI, we have taken several steps to improve its profitability.   On July 1, 2012 we went live on SAP, an information technology system used for accounting, sales, supply chain and manufacturing at this facility.

Agreement to Develop New Technologies and Products

On January 5, 2012 we commenced a relationship with the Kansas Alliance for Biorefining and Bioenergy (“KABB”) and four Kansas universities to develop new technologies and products that use bio-based raw materials.  The three-year research and development efforts will seek to find innovative ways to produce cost-competitive bio-based foams, plastics, fuels and other materials from distillers dried grains and soluables.   In conjunction with the sale of our bioplastics manufacturing business on February 8, 2013, we entered into a service agreement with the purchaser that allows us to use the purchaser’s labor and equipment so that we may continue to fulfill the obligations under this contract.

Ownership change of ICP

On February 1, 2012, ICP Holdings, an affiliate of SEACOR Energy Inc., exercised its option to purchase from us an additional 20 percent of the membership interest in ICP.  The proceeds for this sale approximated $9,103.  Following its exercise, ICP Holdings owns 70 percent of ICP, is entitled to name 4 of ICP’s 6 advisory board members, and generally has control of ICP’s day-to-day operations.  We own 30 percent of ICP and are entitled to name 2 of ICP’s 6 advisory board members.   The transaction resulted in a pre-tax gain of $4,055 during the quarter ended March 31, 2012.

ICP’s revolving credit facility with an affiliate of SEACOR Energy Inc. has expired and has not been renewed.

Under the Marketing Agreement, ICP manufactured and supplied food grade and industrial-use alcohol products for us and we purchased, marketed and sold such products for a marketing fee.  Effective January 1, 2013, the Marketing Agreement expired.  We do not plan to source products from ICP after March 2013.

Grain Supply Agreements

During the quarter ended March 31, 2012, we entered a grain supply contract for the Indiana Distillery, and during the quarter ended June 30, 2012 we extended this agreement for use at our Atchison facility.  The grain supply contracts permit us to purchase corn for delivery up to 12 months in the future, at negotiated prices.  The pricing for these contracts is based on a formula using several factors.  If we don’t purchase a minimum amount of grain, the supplier may terminate the contract.  We have determined that the firm commitments to purchase corn under the terms of these new contracts meet the normal purchases and sales exception as defined under ASC 815, Derivatives and Hedging, and we have excluded the fair value of these commitments from recognition within our consolidated financial statements until the actual contracts are physically settled.

Supply for commodities has been tight during much of the year ended December 31, 2012 due, in part, to the drought in the Midwestern United States.  Market prices for commodities, including corn, have been near historic highs in summer of 2012, reaching a high in August 2012.  This impacts the pricing we pay under our grain supply agreements.

Sale of Other Segment

As discussed in Note 20. Subsequent Events, on February 8, 2013, we sold substantially all of the assets of our other segment or bioplastics manufacturing business, including all of our assets at our bioplastics manufacturing facility in Onaga, Kansas and certain assets of the Company’s extruder bio-resin laboratory located in Atchison, Kansas.  The sales price totaled $2,800 and resulted in a pre-tax gain of approximately $1,400 that will be recognized in the first quarter of 2013.

FINANCIAL INFORMATION ABOUT SEGMENTS

Note 12. Operating Segments of our Notes to Consolidated Financial Statements set forth in Item 8 of this report, which is incorporated herein by reference, includes information about sales, depreciation and amortization, income (loss) before income taxes for the year ended December 31, 2012, the six month transition period ended December 31, 2011 and for the year ended June 30, 2011, by reportable segment.  Information about sales to external customers and assets located in foreign countries is included.  Information about identifiable assets is included as of December 31, 2012 and 2011.

BUSINESS STRATEGY

We seek to deliver strong profit margins and high returns on capital over time.  To achieve our objectives, over the years we have restructured our business and modified our product portfolio to emphasize a greater mix of higher margin, value-added products, principally specialty food ingredients and high quality food grade alcohol.  At the same time, we have taken measures to significantly reduce our production and marketing of lower and negative margin, commodity type products.  Our strategy is focused on the development and marketing of wheat-based specialty protein and starch products and high quality food grade alcohol.  We seek to add value to our customers’ major branded packaged goods products by providing product solutions across a range of food and beverage applications, as well as certain non-food product applications, that can ultimately benefit the consumer.

As a component of our strategy, we have prioritized strengthening our overall operational capabilities and effectiveness through ongoing continuous improvement projects.  Simultaneously, we are boosting our efforts to place greater focus on research, development and innovation initiatives, supply chain management, and customer service practices.

In the ingredients segment, we hope to benefit from the health and wellness lifestyle trends in the food area. We also continue to concentrate on specific, highly functional ingredient solutions for our customers.  We are concentrating our production and marketing efforts on supplying a core base of loyal customers with an array of high quality, premium ingredients that address nutritional, functional, sensory and convenience issues and that can help build value while making more efficient use of our existing capacities.

In the distillery segment, we have positioned MGP to serve not only the major players in our industry, but also the growing base of independent craft distillers.  Meanwhile, aged brown goods remain in short supply and we will continue to pursue opportunistic purchases to add to our aged barrel inventory.

We assess the competitive landscape to identify opportunities to bolster our customer and supplier relationships, while at the same time building scale to further improve our cost position.  Our goal is to invest in growth opportunities that increase long-term shareholder value by advancing our strategic position and increasing our long-term cash flows.

We continue to be a leading company in the food grade alcohol industry and pursue efforts to maintain highly efficient alcohol production operations.  We have been in the food grade alcohol business since the Company’s founding in 1941.  The majority of our Atchison distillery’s capacity has been dedicated to the production of high quality, high purity food grade alcohol for beverage and industrial applications, and we provide our customers with what we believe is among the highest quality, high purity alcohol in the world.  We produce only a minimal amount of fuel grade alcohol as a co-product of our food grade production activities.  The Indiana Distillery’s capacity is dedicated to the production of high quality, high purity food grade alcohol.  The majority of our former Pekin plant’s capacity for several years had been dedicated to the production of fuel grade alcohol.   The Pekin plant is now owned and operated by a joint venture, ICP, which produces food grade alcohol, which we purchased, and fuel grade alcohol, which SEACOR Energy Inc. purchased as of December 31, 2012, as elsewhere described.  We do not plan to source products from ICP after March 2013.

PRODUCT SALES

The following table shows our sales from continuing operations by each class of similar products during the year ended December 31, 2012, the six month transition period ended December 31, 2011 and the year ended June 30, 2011, as well as such sales as a percent of total sales.

	PRODUCT GROUP SALES

	Year Ended		Six Months Ended		Year Ended
	December 31, 2012		December 31, 2011		June 30, 2011
	Amount	%	Amount	%	Amount	%
Distillery Products:
Food grade Alcohol	$224,323	67.1%	$98,358	67.2%	$157,486	63.5%
Distillers Grain and related Co-products	40,739	12.2%	14,170	9.7%	20,642	8.3%
Fuel grade Alcohol	2,555	0.8%	5,909	4.0%	10,865	4.4%
Warehouse revenue	9,073	2.7%	-	-	-	-
Total Distillery Products	$276,690	82.8%	$118,437	80.9%	$188,993	76.2%

Ingredient Solutions:

Specialty Starches	$26,393	7.9%	$15,557	10.6%	$29,459	11.9%
Specialty Proteins	19,947	6.0%	9,853	6.7%	20,918	8.4%
Commodity Wheat Starch	9,027	2.7%	2,065	1.4%	7,228	2.9%
Vital Wheat Gluten	1,121	0.3%	121	0.1%	160	0.1%
Total Ingredients	$56,488	16.9%	$27,596	18.8%	$57,765	23.3%

Other Products:	$1,157	0.3%	$444	0.3%	$1,157	0.5%
Net Sales	$334,335	100.0%	$146,477	100.0%	$247,915	100.0%

Substantially all of our sales are made directly or through distributors to manufacturers and processors of finished packaged goods or bakeries.  Sales to our customers purchasing food grade alcohol are made primarily on a spot, monthly, or quarterly basis with some annual contracts, depending on the customer’s needs and market conditions.  Customers who purchase unaged whiskey or bourbon may also enter into separate warehouse service agreements with us, allowing the product to age.  As part of our acquisition of LDI’s Distillery Business, we assumed certain multi-year contracts to supply distilled products and certain contracts to provide barreling and warehousing services, which typically are also multi-year contracts.  Sales of fuel grade alcohol are made on the spot market.  Contracts with distributors may be for multi-year terms with periodic review of pricing.  Contracts with ingredients customers are generally price and term agreements which are fixed for three or six month periods, with very few agreements of twelve months duration or more.  During the year ended December 31, 2012, our five largest distillery products customers combined accounted for 25.1% of our consolidated revenues, and our five largest ingredients solutions customers combined accounted for 11.1% of our consolidated revenues.

DISTILLERY PRODUCTS SEGMENT

Our Atchison plant processes corn, mixed with starch slurry from the wheat starch and protein processing operations, into food grade alcohol and distillery co-products such as fuel grade alcohol and distillers feed.  Our Indiana Distillery processes corn, rye and barley into food grade alcohol, primarily beverage alcohol, and distillers feed.

Food grade alcohol consists of beverage alcohol and industrial food grade alcohol that are distilled to remove impurities.  Fuel grade alcohol is grain alcohol that has been distilled to remove all water to yield 200 proof alcohols suitable for blending with gasoline.  We presently generate and sell only minimal amounts as a co-product of the food grade alcohol production process at our Atchison distillery in order to reduce our exposure to the fuel grade alcohol market.

Historically, the Pekin plant had been principally dedicated to the production of fuel grade alcohol.  On November 20, 2009, we completed a series of transactions whereby we contributed our former Pekin plant to a newly-formed company, ICP, and then sold 50% of the membership interest in this company to ICP Holdings, an affiliate of SEACOR Energy Inc.  ICP reactivated distillery operations at the Pekin facility during the quarter ended March 31, 2010. We purchase food grade alcohol products manufactured by ICP, and SEACOR Energy Inc. purchases fuel grade alcohol products manufactured by ICP.  On February 1, 2012, ICP Holdings exercised an option to acquire an additional 20% interest in ICP from us for $9,103.

In December 2011, we acquired substantially all the assets used by LDI in its beverage alcohol distillery business at the Indiana Distillery, where we now produce premium bourbon, corn and rye whiskeys, gin, grain neutral spirits and distillers feed.  LDI owned an associated bottling business, which we did not purchase.

Both bourbon and whiskey are typically aged in wooden barrels from two to four years. As a part of our strategy, we produce certain volumes of bourbon and whiskey that are in addition to current customer demand.  This product is barreled and included in our inventory.  Our goal is to maintain inventory levels for whiskey and bourbon sufficient to satisfy anticipated future purchase orders in the wholesale market.  Production schedules are adjusted from time to time to bring inventories into balance with estimated future demand.

Food Grade Alcohol.  The majority of the Atchison distillery’s and the Indiana Distillery’s capacities are dedicated to the production of high quality, high purity food grade alcohol for beverage and industrial applications.    New state-of-the-art equipment that was installed in 2004 has resulted in improved alcohol production efficiencies at the Atchison plant.

Food grade alcohol sold for beverage applications consists primarily of grain neutral spirits and gin, premium bourbon, and corn and rye whiskey.  Grain neutral spirits are sold in bulk quantities at various proof concentrations to bottlers and rectifiers, which further process the alcohol for sale to consumers under numerous labels.  Our gin is created by redistilling grain neutral spirits together with proprietary customer formulations of botanicals or botanical oils.  Our bourbon is created by distilling primarily corn and may be blended with customer formulas.  Our whiskey is made from fermented grain mash, including primarily corn and rye.

We believe that in terms of net sales, we are one of the four largest merchant market sellers of food grade alcohol in the United States.  Our principal competitors in the beverage alcohol market are Grain Processing Corporation of Muscatine, Iowa, Archer-Daniels-Midland Company of Decatur, Illinois, and Beam, Inc. of Deerfield, Illinois.

Significant customer consolidation has occurred in the beverage alcohol industry at the customer level over the past two decades.  As these consolidations have come about, we have maintained a strong and steady presence in the market due to longstanding relationships with customers and our reputation for producing very high quality, high purity alcohol products.  We believe our presence in the market and strong reputation has improved with our acquisition of LDI’s Distillery Business.

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

Historically, synthetic alcohol was a highly significant component of the food grade industrial alcohol market.  In recent years, however, the use of grain-based alcohol has exceeded synthetic alcohol in this market.  Our principal competitors in the grain-based food grade industrial alcohol market are Grain Processing Corporation of Muscatine, Iowa, and Archer-Daniels-Midland Company of Decatur, Illinois. Competition is based primarily upon price, service and quality factors.

Distillery Co-Products.  The bulk of sales of alcohol co-products in the year ended December 31, 2012  consisted of distillers feed and fuel grade alcohol.

Distillers Feed. Distillers feed is principally derived from the residue of corn from alcohol processing operations.  The residue is dried and sold primarily to processors of animal feeds as a high protein additive.  We compete with other distillers of alcohol as well as a number of other producers of animal food additives in the sale of distillers feed.  During the year ended December 31, 2012 distillers feed prices were higher on average compared to the six month transition period ended December 31, 2011 due to increased prices for corn, the basic raw material from which distillers feed is derived.

Fuel Grade Alcohol.  We produce fuel grade alcohol as a co-product of our food grade alcohol business at our distillery in Atchison.  For the year ended December 31, 2012, fuel grade alcohol sales represented approximately 3.3 percent of total sales for the distillery products segment.  Although we historically retained some additional exposure to the volatility of the fuel alcohol market through our investment in ICP in Pekin, Illinois, we had an opportunity to participate when the economics of that market were good, while limiting the exposure to bad markets had we operated the Pekin facility ourselves.

Fuel grade alcohol is sold primarily for blending with gasoline to increase the octane and oxygen levels of the gasoline.  As an octane enhancer, fuel grade alcohol can serve as a substitute for lead and petroleum-based octane enhancers.  As an oxygenate, fuel grade alcohol has been used in gasoline to meet certain environmental regulations and laws relating to air quality by reducing carbon monoxide, hydrocarbon particulates and other toxic emissions generated from the burning of gasoline (“toxics”).  Because fuel grade alcohol is produced from grain, a renewable resource, it also provides a fuel alternative that tends to reduce domestic dependence on foreign oil.

To encourage the production of fuel grade alcohol for use in gasoline, the Federal government and various states have enacted tax and other incentives designed to make fuel grade alcohol competitive with gasoline and gasoline additives.  Under the Internal Revenue Code, and until the end of the 2011 calendar year, gasoline that was blended with fuel grade alcohol provided sellers of the blend with certain credits or payments which amounted to $0.45 per gallon for calendar year 2011.  Although these benefits have not been directly available to us, they were intended to permit us to sell our fuel grade alcohol at prices which generally are competitive with less expensive additives and gasoline.  The expiration of these credits, along with the $0.54 per gallon of fuel alcohol import tariff which expired on December 31, 2011, caused margins during 2012 to dampen.  Fuel grade alcohol sales volumes were supported by favorable gasoline blending economics in the U.S.  However, excess industry production of fuel grade alcohol, together with reduced U.S. fuel grade alcohol demand, have negatively impacted ethanol margins.  Similar to the rest of the industry, ICP margins have been negatively impacted.  ICP has adjusted production rates to support the anticipated demand.

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

In recent years, our specialty wheat starches and proteins have accounted for a sizeable share of our total sales in this segment, which has been a component of our business strategy as we focus on higher margin products.  The results were based, in part, on the following factors:  partnerships with customers on product development, capacity to produce these products, and increased marketing efforts that have resulted in greater customer recognition. We use an on-line Customer Relationship Management (“CRM”) solution system to improve our ability to develop new sales of our product lines.  Our commercialization functions are focused on increasing sales growth of our specialty products to the largest and most innovative producers of consumer packaged goods in the U.S.  These factors will also be required for future growth of our higher margin products.

Specialty Wheat Starches.  Wheat starch constitutes the carbohydrate-bearing portion of wheat flour.  We produce a premium wheat starch powder by extracting the starch from the starch slurry, substantially free of all impurities and fibers, and then drying the starch by spray, flash or drum.    Premium wheat starch differs from low grade or B wheat starches, which are extracted along with impurities and fibers and are used primarily as a binding agent for industrial applications, such as the manufacture of charcoal briquettes.  We do not sell low grade or B starches.  Premium wheat starch differs from corn starch in its granular structure, color, granular size and name identification.

A substantial portion of our premium wheat starch is altered during processing to produce certain unique specialty wheat starches designed for special applications.  Our strategy is to market our specialty wheat starches in special market niches where the unique characteristics of these starches are better suited to a customer’s requirements for a specific use.  We have developed a number of specialty wheat starches, and continue to explore the development of additional starch products with the view to increasing sales of value-added specialty starches.  We produce our Fibersym® resistant starch, which has become one of our more popular specialty starches, using a patented technology referred to below under Patents.  We sell our specialty starches on a nationwide basis, primarily to food processors and distributors.

Our specialty wheat starches are used primarily for food applications as an additive in a variety of food products to affect their nutritional profile, appearance, texture, tenderness, taste, palatability, cooking temperature, stability, viscosity, binding and freeze-thaw characteristics.  Important physical properties contributed by wheat starch include whiteness, clean flavor, viscosity and texture.  For example, our starches are used to improve the taste and texture of cream puffs, éclairs, puddings, pie fillings, breading and batters; to improve the size, symmetry and taste of angel food cakes; to alter the viscosity of soups, sauces and gravies; to improve the freeze-thaw stability and shelf life of fruit pies and other frozen foods; to improve moisture retention in microwavable foods; and to add stability and to improve spreadability in frostings, mixes, glazes and sugar coatings.  We also sell our specialty starches for a number of non-food applications, which include biopolymer products, and for use in the manufacturing of adhesives, paper coatings, carbonless paper, and wall board.

Our wheat starches as a whole generally compete primarily with corn starch, which dominates the United States starch market.  However, the unique characteristics of our specialty wheat starches provide them with a number of advantages over corn and other starches for certain baking and other end uses.  Our principal competitors in the starch market are Cargill Incorporated (primarily corn and tapioca starch), Ingredion Incorporated (corn starch), Manildra Milling Corporation (wheat starch), Penford Corporation (potato starch), Archer-Daniels-Midland Company (wheat and other grain starches) and various European companies.  Competition is based upon price, name, color and differing granular characteristics which affect the food product in which the starch is used.  Specialty wheat starches usually enjoy a price premium over corn starches and low grade wheat starches. Commodity wheat starch price fluctuations generally track the fluctuations in the corn starch market.  The specialty wheat starch market usually permits pricing consistent with costs which affect the industry in general, including increased grain costs. However, this is not always the case; during the six month transition period ended December 31, 2011 and the year ending June 30, 2011, for example, increases in grain prices outpaced market price increases in the specialty wheat starch market.

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

Specialty Wheat Proteins

•
Arise® series.  Our Arise® series of products consists of specialty wheat proteins that increase the freshness and shelf life of frozen, refrigerated and fresh dough products after they are baked. Certain ingredients in this series are also sold for use in the manufacturing of high protein, lower net carbohydrate products.

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

OTHER SEGMENT

As discussed in Note 20. Subsequent Events, on February 8, 2013, we sold substantially all of the assets included in our other segment.

Our plant-based biopolymers and composite resins, which were produced from the further processing of certain of our wheat proteins and wheat starches (and other plant sources), can be used to produce a variety of eco-friendly products. We formerly manufactured plant-based resins for use primarily in pet treat applications.  Our principal products in our other segment consisted of our MGPI Terratek® biopolymers and composite resins.   The MGPI Terratek® SC starch-based biopolymers were our environmentally-friendly biopolymers that can be molded to produce a variety of formed objects. Applications include disposable eating utensils, golf tees, food and feed containers and similar type vessels, as well as non-degradable hard plastic-like products.   We also produced MGPI Terratek® WC wood-based composite resins, which can be used in the manufacture of eco-friendly decking materials, furniture parts, toys and a number of other wood-like products.

PATENTS

We are involved in a number of patent-related activities.  We have filed patent applications to protect a range of inventions made in our expanding research and development efforts, including inventions relating to applications for our products.  Our most significant patents or patent licenses are described below.

In 2003, we licensed, on an exclusive basis, certain patented technology from The Kansas State University Research Foundation relating to U. S. Patent No. 5,855,946, which describes and claims processes for making food-grade starches resistant to alpha-amylase digestion, as well as products and uses for the resistant starches.  The license relates to products derived from plant-based starches and is a royalty-bearing, worldwide license whose term, subject to termination for material, uncured breaches or bankruptcy, extends until the patent rights expire in 2017.  Royalties generally are based on net sales.  The patent rights relate to the referenced U.S. patent and any corresponding foreign patent application, which has been filed in Australia.  Under the license, we can make, have made, use, import, offer for sale, and sell licensed products within the scope of a claim of the patent rights or which are sold for a use within the scope of the patent rights and may, with approval of the licensor, grant similar rights to sublicensees.  We produce and sell our resistant wheat starch under this patent.  We have granted sublicenses from time to time under this patent.  Under one such arrangement, we granted Cargill Incorporated a royalty bearing sublicense to use the patented process in the production of tapioca-based starches for use in food products.  We also have agreements with Cargill Incorporated that would apply if we determined to use the patented process to make starches derived from other plant sources (other than wheat or potato).

We hold U.S. Patent No. 5,610,277 expiring in 2015 relating to the alcohol-free wet extraction of gluten dough into gliadin and glutenin.

RESEARCH AND DEVELOPMENT

During the year ended December 31, 2012 we spent $2,344, and during the six month transition period ended December 31, 2011, and the year ended June 30, 2011, we spent  $954 and $1,431, respectively, on research and development activities, principally in the ingredient solutions and other segments.

SEASONALITY

Our sales are not seasonal. Production of our barreled products is seasonal during the spring and the fall.  There is a degree of seasonality with respect to our natural gas as further described under “Energy.”

TRANSPORTATION

Historically, our output has been transported to customers by truck and rail transportation equipment, most of which is provided by common carriers.

We currently lease 304 rail cars, which may be dispatched on short notice.  ICP, our joint venture operation in Pekin, Illinois, also has the ability to transport by barge from its site, with barge loading facilities on the Illinois River.

We use third party transportation companies to help us manage truck and rail carriers who deliver inbound materials to us and our products to our North American customers.

RAW MATERIALS

Our principal raw materials are wheat flour, which is processed into our starches and proteins, and corn, which are processed into food grade alcohol and distillery co-products consisting of fuel grade alcohol and animal feed.  We purchase corn throughout the year primarily from or through grain elevators.  Currently we purchase most of our corn requirements from a single supplier, Bunge.  Our historical practice has been to order corn for a month at a time.  During the quarter ended March 31, 2012, we entered into a grain supply contract for our Indiana Distillery that permits us to purchase corn for delivery up to 12 months in the future, at negotiated prices.  During the quarter ended June 30, 2012, we extended this grain supply agreement used for its Indiana Distillery to its Atchison facility.  The pricing is based on a formula using several factors.  We now expect to order corn anywhere from a month to 12 months in the future.  We provide for our flour requirements through a supply contract with ConAgra Mills whose initial term, as amended, expires in October 2015.  The supply contract is automatically renewable for an additional term of 5 years unless either party gives at least 180 days written notice of termination. Pricing is based on a formula that contains several factors.

Other less significant raw materials include rye and barley used in the production of bourbons and whiskeys, and oak barrels, which are required for bourbon and whiskey aging.  We purchase rye and barley throughout the year, each from a single supplier.

The cost of grain has historically been subject to substantial fluctuations, depending upon factors such as crop conditions, weather, disease, plantings, government programs and policies, competition for acquisition of inputs such as agricultural commodities, purchases by foreign governments and changes in demand resulting from population growth and customer preference.  Variations in grain prices have had from time to time significant adverse effects on the results of our operations in cases where we cannot recoup the cost increase in our selling prices.  Fuel grade alcohol prices, which historically have tracked the cost of gasoline, do not usually adjust to rising grain costs.  It generally has been difficult for us to compensate for increases in grain costs through adjustments in prices charged for our vital wheat gluten due to subsidized European Union wheat gluten, whose traditionally lower prices are not affected by such costs.   We have taken steps to reduce the impact of cost fluctuations on our business,  primarily by ceasing and/or significantly reducing our production and marketing of lower and negative margin commodity type products such as gluten and fuel grade alcohol, but we will continue to be affected by cost fluctuations to some degree, particularly when they are volatile.

Historically, we have engaged in the forward purchase of grain and in the purchase of commodity futures and options to hedge economic risks associated with fluctuating grain and grain products prices.   Prior to entering into our new grain supply agreements, our hedging program generally consisted of purchasing commodity futures and options and contract for the future delivery of grain only to protect margins on contracted, and a portion of spot market, alcohol sales.  However, during the six month transition period ended December 31, 2011, we began to buy and sell derivative instruments to manage market risk associated with alcohol purchases, including ethanol futures and options contracts, in order to mitigate risks associated with our investment in ICP.  As we are now able to purchase corn for delivery up to 12 months in the future under new grain supply agreements, we have reduced the volume of our corn futures and options contracts.  We intend to contract for the future delivery of flour only to protect margins on expected ingredients sales.  See Item 1A – Risk Factors and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Derivative and Hedging Activities.  Also see Item 7A - Quantitative and Qualitative Disclosures about Market Risk.

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

EMPLOYEES

As of December 31, 2012, we had a total of 267 employees.  A collective bargaining agreement covering 98 employees at the Atchison plant expires on August 31, 2014.  Another collective bargaining agreement covering 44 employees at the Indiana Distillery expires on December 31, 2017.  As of December 31, 2011 we had 256 employees.  We consider our relations with our personnel generally to be good.

REGULATION

We are subject to a broad range of federal, state, local and foreign laws and regulations intended to protect public health and the environment.  Our operations are also subject to regulation by various federal agencies, including the Alcohol and Tobacco Tax Trade Bureau, the Occupational Safety and Health Administration, the Food and Drug Administration and the U.S. Environmental Protection Agency (“USEPA”), and by various state and local authorities.  Such regulations cover virtually every aspect of our operations, including production facilities, marketing, pricing, labeling, packaging, advertising, water usage, waste water discharge, disposal of hazardous wastes and emissions and other matters.

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

We are subject to extensive environmental regulations at the federal, state and local levels.  All of our principal plants are regulated at the federal level by the USEPA.  The USEPA has adopted regulations requiring the owners of certain facilities to measure and report their greenhouse gas emissions, and has also begun a process to regulate these emissions under the Clean Air Act.  At the state level, we are regulated in Kansas by the Division of Environment of the Kansas Department of Health and Environment (the “KDHE”) and in Indiana by the Indiana Department of Environmental Management. In Illinois, our joint venture entity, ICP, is regulated by the Illinois Environmental Protection Agency. We are required to obtain operating permits and to submit periodic reports to regulating agencies.

Our current National Pollutant Discharge Elimination System (“NPDES”) permit is valid through September 30, 2015.  The KDHE required us to install a distillery water cooling system at the Atchison plant referred to below at a cost of approximately $10,000, which was completed in 2011.  The new system is designed to meet KDHE Volatile Organic Compounds (“VOC”) emission standards, while also enhancing alcohol production efficiencies.  We are required to submit a draft study to the KDHE by August 1, 2014 regarding the improvements needed to reduce phosphorus concentrations in the wastewater discharges at the Atchison plant.  Within 180 days after KDHE comments on the draft study, we are required to submit a final study.

In January 2006, we entered a consent agreement with the KDHE resolving past allegations relating to permits, emissions levels and compliance with pollution regulations.  During the second half of fiscal 2010, due to increased production activity, we anticipated that we would exceed the emissions cap imposed by the KDHE in the 2006 consent agreement and began negotiating an amendment to the consent agreement with the KDHE.  This amendment, which was approved by the KDHE in May 2010, required us to complete the closed-loop, process water cooling  system project described above, resulting in significant VOC reduction, in accordance with a scheduled timeline extending over an approximate seventeen month period ending on September 30, 2011.  The process water cooling system was completed during July of 2011 as described elsewhere.  We agreed to pay a $5 per month penalty for any month that we might exceed the rolling 12-month emissions cap imposed in the consent agreement, as well as a $1 per day penalty for each day we might fail to file monthly progress reports or exceed established completion dates for various stages of the project.   During the year ended December 31, 2012, we did not exceed the emissions cap and therefore we were not subject to related penalties.

 INVESTMENT IN EQUITY METHOD INVESTMENTS

Illinois Corn Processing, LLC. On November 20, 2009, through our subsidiary MGPI Processing, Inc., we completed a series of related transactions pursuant to which we contributed our Pekin plant and certain maintenance and repair materials to a newly-formed company, Illinois Corn Processing, LLC (“ICP”), and then sold 50% of the membership interest in ICP to Illinois Corn Processing Holdings LLC (“ICP Holdings”), an affiliate of SEACOR Energy Inc.  ICP reactivated distillery operations at the Pekin facility during the quarter ended March 31, 2010.  At of December 31, 2012, we purchased food grade alcohol products manufactured by ICP, and SEACOR Energy Inc. purchased fuel grade alcohol products manufactured by ICP.

On February 1, 2012, ICP Holdings exercised its option and purchased an additional 20 percent from us for $9,103, reducing our ownership from 50% to 30%.

In connection with these transactions, we entered into various agreements with ICP and ICP Holdings, including a Contribution Agreement, an LLC Interest Purchase Agreement, a Limited Liability Company Agreement and a Marketing Agreement.

•
Under the LLC Interest Purchase Agreement, we sold ICP Holdings 50% of the membership interest in ICP.  This agreement gave ICP Holdings the option to purchase up to an additional 20% of the membership interest in ICP at any time between the second and fifth anniversary based on an agreed to criteria.  As described above, this option was exercised on February 1, 2012.

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

The Limited Liability Company Agreement also provides for the creation of an advisory board.  As a result of ICP Holdings’ option exercise on February 1, 2012, this board consists of two advisors appointed by us and four advisors appointed by ICP Holdings.  All actions of the advisory board require majority approval of the entire board, except that any transaction between ICP and ICP Holdings or its affiliates must be approved by the advisors appointed by us.

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

•
Under the Marketing Agreement, ICP manufactured and supplied food grade and industrial-use alcohol products for us and we purchased, marketed and sold such products for a marketing fee.  The Marketing Agreement provided that we would share margin realized from the sale of the products under the agreement with ICP.

The Marketing Agreement had an initial term of one year but automatically renewed for one year terms thereafter, subject to specified exceptions, including the following:  (i) there was an uncured breach by one of the parties, (ii) we gave timely notice of termination, (iii) we  (or our affiliates) cease to be a member of the joint venture, or (iv) the parties were unable to mutually agree to modifications to the Marketing Agreement that are proposed in good faith by one of the parties as necessary or desirable to further the purposes of the parties' respective expectations of economic benefits to be derived under the Marketing Agreement and their interests in ICP.  Effective January 1, 2013, the Marketing Agreement expired.  For six months following expiration or termination of the Marketing Agreement, ICP will provide us with reasonable assistance to transition production of the products it makes for us to another producer that we designate.   SEACOR Energy Inc. has entered into a similar agreement with ICP with respect to the marketing of fuel grade alcohol.

An affiliate of SEACOR Energy Inc. has provided funding to ICP through two loans secured by all of the assets of ICP, including the Pekin Plant. The revolving credit facility expired at December 31, 2012 and was not renewed.

D.M. Ingredients GmbH.  In 2007 we acquired a 50% interest in D.M. Ingredients, GmbH, a German joint venture company which produces certain of our specialty ingredients products through a toller for distribution in the European Union (“E.U.”) and elsewhere.  As of December 31, 2012 our total capital commitment to the joint venture was $750, of which we had contributed $571.

OFFICERS OF THE REGISTRANT

The Company’s officers are listed below.

Name	Age	Position

Timothy W. Newkirk	44	President and Chief Executive Officer
Donald P. Tracy	55	Vice President, Finance and Chief Financial Officer
Donald G. Coffey, Ph.D.	58	Executive Vice President, Research, Development and Innovation
David E. Dykstra	49	Vice President, Alcohol Sales and Marketing
Michael J. Lasater	44	National Director of Sales
Scott B. Phillips	47	Vice President, Supply Chain Operations
David E. Rindom	57	Vice President, Human Resources
Ody Maningat, Ph.D.	58	Vice President, Applications Technology and Technical Services
Randy M. Schrick	62	Vice President, Engineering
Lori D. Norlen	51	Corporate Secretary

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

Mr. Tracy has served as Vice President of Finance and Chief Financial Officer of MGP Ingredients, Inc. since November 2009. From 2007 until joining the Company, he served as Chief Financial Officer at Emery Oleochemicals, a global chemical manufacturer, and was based in Cincinnati.  Prior to his position at Emery Oleochemicals, Mr. Tracy served as Chief Financial Officer at Briggs Industries, a worldwide manufacturer and distributor of kitchen and bath fixtures, at the company’s U.S. headquarters in Charleston, South Carolina, from 2005 to 2007.  Before that, he spent four years with the Tenaris Corp., a global producer of steel tubes, where he began as Director of Financial Projects and subsequently was promoted to Chief Financial Officer of Tenaris, North America. His previous experience included 10 years with the Procter & Gamble Company.

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

Mr. Dykstra has served as Vice President of Alcohol Sales and Marketing since 2009.  He previously has been industrial alcohol sales manager since 2006.  He first joined the Company in 1988 eventually serving as director of sales for both beverage and fuel grade alcohol.  In 1999, he left the company to assume the role of vice president of sales and marketing for Abengoa Bio Energy, Wichita, Kansas.  He remained in that position until 2003, when he joined United Bio Energy Fuels, L.L.C., in Wichita as vice president of that company’s alcohol marketing division. He returned to the Company in 2006.

Mr. Lasater re-joined the Company in 2010 and serves as our National Sales Director.  He has nearly 20 years of experience in food ingredient sales, including eight years with the Company, where he began his career as a territorial sales manager in the Company’s former wheat starch business unit in 1992.  Following his initial years of employment with the Company, Mr. Lasater joined National Starch and Chemical Co. as corporate accounts manager in 2000 and was responsible for select customer accounts located mainly in major Midwestern metropolitan areas.  In 2005, he left National, now a part of Corn Products International, to become a partner and sales associate with Gregg and Associates, a food ingredients brokerage business based in Excelsior, Minnesota.  He remained there until his return to the Company in 2010.

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

Dr. Maningat joined the Company in 1986 as R&D Chemist. He has served as Vice President of Application Technology and Technical Services since June 2002. Previously, he was Corporate Director of Research and Development and Technical Marketing from 1997 to 2002. He served as Corporate Director of Research and Development and Quality Control for the Company from 1993 to 1997.

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

Ms. Norlen joined the Company in October 2010 as Assistant Controller and was named Corporate Secretary in late 2012.  She previously spent 5 years in consulting and management accounting positions at Hostess Brands in Kansas City, Missouri.  From 1982 to 2005, Ms. Norlen was employed by Kansas City area companies in the insurance, insurance premium finance and animal health industries, including officer and management-level responsibilities beginning in 1986.

ITEM 1A.  RISK FACTORS

Our business is subject to certain risks and uncertainties.  The following identifies those which we consider to be most important:

RISKS THAT AFFECT OUR BUSINESS AS A WHOLE

An interruption of operations at either our Atchison facility or our Indiana Distillery, a disruption in supply of oak barrels, or a disruption of transportation services, could negatively affect our business.

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

We hold a substantial amount of inventory of aged products of whiskeys and bourbons at our Indiana Distillery.  If there were a catastrophic event at our Indiana Distillery, our business could be adversely affected.  The loss of a significant amount of aged inventory – through fire, natural disaster, or otherwise - could result in a significant reduction in supply of the affected product or products and could result in customer claims against us.  A disruption in transportation services could result in difficulties supplying materials to our facilities and impact our ability to deliver products to our customers in a timely manner.  Similarly, if we experienced a disruption in the supply of new oak barrels in which to age our whiskeys, our business could suffer.

Our profitability is affected by the energy costs, ethanol and grain and flour that we use in our business, the availability and cost of which are subject to weather and other factors beyond our control.  Our hedging strategy may not protect us completely from changes in prices of commodities and natural gas or may not translate to a competitive advantage in the marketplace.  We may not be able to recoup cost increases in our selling prices due to the competitive environment.

Grain and flour costs are a significant portion of our costs of goods sold. Historically, the cost of such raw materials has been subject to substantial fluctuations, depending upon a number of factors which affect commodity prices in general and over which we have no control.  These include crop conditions, weather, disease, plantings, government programs and policies, competition for acquisition of inputs such as agricultural commodities, purchases by foreign governments, and changes in demand resulting from population growth and customer preferences.  The price of natural gas, also fluctuates, based on anticipated changes in supply and demand, weather and the prices of alternative fuels.   Fluctuations in the price of commodities and natural gas can be sudden and volatile at times and have had, from time to time, significant adverse effects on the results of our operations. Higher energy costs could result in higher transportation costs and other operating costs.

Historically, we have engaged in the forward purchase of grain and in the purchase of commodity futures and options to hedge economic risks associated with fluctuating grain and grain products prices.   Prior to entering into our new grain supply agreements, our hedging program generally consisted of purchasing commodity futures and options and contract for the future delivery of grain only to protect margins on contracted, and a portion of spot market, alcohol sales.  During the six month transition period ended December 31, 2011, we began to buy and sell derivative instruments to manage market risk associated with ethanol purchases, including ethanol futures and options contracts, in order to mitigate risks associated with our investment in ICP.  With our new grain supply agreements, we may purchase corn for delivery up to 12 months in the future, and because of this we have reduced the volume of futures and options contracts.  We intend to contract for the future delivery of flour only to protect margins on expected ingredients sales.  On the portion of volume not hedged, management will attempt to recover higher commodity costs through higher sales prices, but market considerations may not always permit this.  Even where prices can be adjusted, there would likely be a lag between when we experience higher commodity or natural gas costs and when we might be able to increase prices.  To the extent we do not enter such derivative contracts or engage in forward purchases and are also unable to timely pass increases in the cost of raw materials to our customers under sales contracts, we may be adversely impacted by market fluctuations in the cost of grain, natural gas and ethanol.  Further, our hedging strategy may not be effective in mitigating our exposure to commodity price fluctuations and can result in losses, some of which may be material.

We have moved to single-source supplies for our wheat flour and corn.

We have signed long-term supply agreements with ConAgra and Bunge for our wheat flour and corn supply, respectively.  If either of these companies encounters an operational or financial issue, it could lead to an interruption in supply to us and/or higher prices than those we have negotiated or than are available in the market at the time.

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

There is no assurance that we will be able to generate sufficient cash flow from acquisitions to service the debt that we may incur to finance such acquisitions and subsequent capital expenditures.  Acquisitions may involve operating risks such as:

-	the difficulty of assimilating and integrating the acquired operations into ourcurrent business;
-	the difficulty of incorporating the acquired employees into our corporate culture and the possible loss of key employees;
-	the diversion or dilution of management resources or focus;
-	the possibility that effective internal controls are not established and maintained at the acquired company;
-	the risks of entering new product markets with which we have limited experience;
-	the possibility that the debt and liabilities that we incurred and assumed will prove to be more burdensome that we anticipated; and
-	the possibility that the acquired operations do not perform as expected or do not increase our profits.

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

If ICP incurs losses, it could result in closure of its Pekin plant. ICP’s access to capital may be reduced.  This could result in reduced sales and impairment losses in the future for us.

ICP’s Limited Liability Company Agreement gives us and our joint venture partner, ICP Holdings, a subsidiary of SEACOR Energy Inc., certain rights to shut down the Pekin plant if ICP operates at an EBITDA loss of $500 in any quarter.  Such rights are conditional in certain instances but are absolute if losses aggregate $1,500 over any three consecutive quarters or if ICP’s net working capital is less than $2,500.  For the three consecutive quarters ending both September 30, 2011 and June 30, 2011, ICP experienced an EBITDA loss in excess of the $1,500 aggregate loss threshold amount permitted over any three consecutive quarters; however, both partners have agreed to waive rights related to EBITDA losses through September 30, 2011.  Losses of such nature are also events of default under ICP’s term loan and revolving credit agreements with its lender, an affiliate of SEACOR Energy Inc., which, upon any requisite notice and/or lapse of time, would entitle the lender to impose a default rate of interest, foreclose on ICP’s assets and, in the case of the working capital deficiency or successive losses, enforce the closure provisions referred to above.  During fiscal 2011 and the six month transition period ended December 31, 2011, ICP experienced EBITDA losses in the quarters ending  December 31, 2010, June 30, 2011 and September 30, 2011.  A lender affiliated with SEACOR Energy Inc. has permanently waived rights related to these EBITDA losses through September 30, 2011. However, if future losses of the requisite magnitudes occur in any quarter or over three consecutive quarters, we, ICP Holdings or ICP’s lender may elect to exercise its rights under the applicable agreement.

Based on the facts and circumstances that existed at December 31, 2012, including recurring losses experienced, forecasted losses expected for 2013, the expiration of ICP’s revolving credit facility resulting in no assured  liquidity source  and the Company’s plan to substantially reduce the sourcing of product from ICP, we decided to assess our investment in ICP for impairment.  If new funding is secured, but carries more onerous terms and conditions than the previous agreement, then operating flexibility or profitability may be negatively affected.

The Company now has a minority ownership position in ICP, and that could reduce our ability to influence its operations and profitability.

Since February 1, 2012 when ICP Holdings increased its ownership through the exercise of an option to purchase from us an additional 20% ownership interest, we have a minority ownership interest of 30%, and have only two representatives on the Advisory Board of ICP.  The reduced ownership and advisory role mean that our ability to influence operating decisions and affect profitability of the joint venture is more limited.   As a consequence, we are more dependent on the management of ICP and the other members of the Advisory Board to operate the joint venture profitably and take our interests into account.

Our high quality marketing agreement with ICP has expired.

Under the Marketing Agreement, ICP manufactured and supplied high quality products for us and we purchased, marketed and sold such products for a marketing fee.  Effective January 1, 2013, the Marketing Agreement expired.  We do not plan to source products from ICP after March 2013.    Our sales in 2013 could be reduced from previous levels, and the value of our investment in ICP could be impaired.

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

We are dependent on being able to generate net sales and other operating income in excess of cost of products sold in order to obtain margins, profits, and cash flows to meet or exceed its targeted financial performance measures.  Competition is based on such factors as product innovation, product characteristics, product quality, pricing, color and name.  Pricing of our products is partly dependent upon industry processing capacity, which is impacted by competitor actions to bring on-line idled capacity or to build new production capacity.  If market conditions make our specialty ingredients too expensive for use in consumer goods, our revenues could be affected.  If our large competitors were to decrease their pricing, we could choose to do the same, which could adversely affect our margins and profitability.   If we did not do the same, our revenues could be adversely affected due to the potential loss of sales or market share. Our revenue growth could also be adversely impacted if we are not successful in developing new ingredients products for our customers or through new product introductions by our competitors.  In addition, more stringent new customer demands may require us to make internal investments to achieve or sustain competitive advantage and meet customer expectations.

Our unionized workforce could cause interruptions in the Company’s provision of services.

As of December 31, 2012, approximately 142 of our 267 employees were members of a union.  Although our relations with our two relevant unions are stable and our labor contracts do not expire until August 2014 and December 2017, there is no assurance that we will not experience work disruptions or stoppages in the future, which could have a material adverse effect on our business and results of operations and adversely affect our relationships with our customers.

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

Our credit agreement with Wells Fargo Bank, National Association contains a number of financial and other covenants, including provisions that require us in certain circumstances to meet certain financial tests.  These covenants may limit or restrict our ability to:

•	incur additional indebtedness;
•	pay cash dividends or make distributions;
•	dispose of assets;
•	create liens on our assets;
•	pledge the fixed and real property assets of LDI’s Distillery Business; or
•	merge or consolidate.

These covenants could hinder our ability to operate and could reduce our profitability.  Other covenants require excess availability of at least $4,000 at all times prior to the later of (a) November 2, 2013 and (b) the last day of the first twelve month period for which Borrowers have maintained a Fixed Charge Coverage Ratio of at least 1.10:1.00.  For all periods in which the excess availability is less than $9,625, we are required to have a Fixed Charge Coverage Ratio, measured on a month end trailing basis, of at least 1.10:1.00 (a) for each month-end until October 31, 2013, the trailing months from November 1, 2012 through such date, and (b) as of each month-end commencing November 30, 2013 using a trailing twelve-month measure.  A breach of any of these covenants or requirements could result in a default under our credit agreement. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financial Covenants.

In addition, our credit agreement permits the lender to modify borrowing base and advance rates, the effect of which may limit the amount of loans that we may have outstanding at any given time.  The lender may also terminate or accelerate our obligations under the credit agreement upon the occurrence of various events in addition to payment defaults and other breaches, including such matters as a change of control of the Company, defaults under other material contracts with third parties, and ERISA violations.  Any modification to reduce our borrowing base or termination of our credit agreement would negatively impact our overall liquidity and may require us to take other actions to preserve any remaining liquidity.   Although we anticipate that we will be able to meet the covenants in our credit agreement, there can be no assurance that we will do so, as there are a number of external factors that affect our operations, such as commodity prices, over which we have little or no control.    If we default on any of our covenants, and if such default is not cured or waived, Wells Fargo could, among other remedies, terminate its commitment to lend and/or accelerate any outstanding debt and declare that such debt is immediately due and payable.  If Wells Fargo were to terminate our credit, or materially change our borrowing base, we may not have sufficient funds available for us to operate.  If it were to accelerate our debt, we might be unable to repay such debt immediately and might not be able to borrow sufficient funds to refinance.  Even if new financing were available, it may not be on terms that are acceptable to us.  Acceleration could result in foreclosure on assets that we have pledged to Wells Fargo.  Further, certain of our other secured debt instruments contain cross default provisions, such that an event of default under our credit agreement with Wells Fargo may result in an event of default under these other debt instruments.  If our lenders were to terminate our credit or accelerate our debt, or if Wells Fargo were to materially change our borrowing base, we might not have sufficient funds to operate.

As a result of the acquisition of LDI's Distillery Business, and significant capital expenditures, our debt has increased substantially.

Since June 30, 2010, our borrowings under our credit facility increased substantially from $0 to $25,893 at December 31, 2012, primarily due to our acquisition of the LDI Distillery Business, higher costs of inventory (including aging bourbon and whiskey stock) and capital expenditures.  Our debt service requirements are greater than in recent history and the amount of debt we have incurred may have important consequences, including the following:

•                  We would have to use a greater portion of our cash flows from operations to pay principal and  interest on our debt, which will reduce the funds that would otherwise be available to us for our operations, capital expenditures, future business opportunities and dividends; and

• We would be adversely affected by any increases in prevailing interest rates.

We may require significant cash flow to make needed capital expenditures, and our ability to make such expenditures could be limited.

Over the course of the next few years we may need to make substantial capital expenditures.  See – Item 1. Business - Regulation and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Cash Flow Information – Investing Cash Flows.  For example, we expect to make significant capital expenditures related to our recent acquisition of the Indiana Distillery.  While our credit facility does not limit the amount of our capital expenditures, we are still limited by the size of the line and must continue to meet our other covenants.  We may require additional long-term financing to meet certain of our capital expenditure requirements, but have not determined the amount, type or source of such financing.  Our credit facility restricts new debt from other lenders and requires the consent of our lender, Wells Fargo Bank, to incur many kinds of new debt.  We cannot provide assurances that we will be able to obtain such consent or arrange such financing on favorable terms, if at all.

We are subject to extensive regulation and taxation, and compliance with existing or future laws and regulations, including those relating to greenhouse gases and climate change, may require us to incur substantial expenditures or require us to make product recalls.

We are subject to a broad range of federal, state, local and foreign laws and regulations relating to protect public health and the environment.  Our operations are also subject to regulation by various federal agencies, including TTB, the Occupational Safety and Health Administration, the Food and Drug Administration, and the USEPA, and by various state and local authorities.  Such regulations cover virtually every aspect of our operations, including production facilities, marketing, pricing, labeling, packaging, advertising, water usage, waste water discharge, disposal of hazardous wastes and emissions and other matters.  Violations of any of these laws and regulations may result in administrative, civil or criminal penalties being levied against us, revocation or modification of permits, performance of environmental investigatory or remedial activities, voluntary or involuntary product recalls, or a cease and desist order against operations that are not in compliance.  These laws and regulations may change in the future and we may incur material costs in our efforts to comply with current or future laws and regulations or to effect any product recalls.  These matters may have a material adverse effect on our business.  See Item 1. Business – Regulation, where we discuss certain environmental proceedings in which governmental agencies sought fines from us and required significant capital expenditures.

Our Atchison facility and our joint venture's facility currently produce fuel grade alcohol as a by-product and emit carbon dioxide into the atmosphere as a by-product of the fermentation process. In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the USEPA to regulate carbon dioxide in vehicle emissions. On February 3, 2010, the USEPA released its final regulations on the Renewable Fuel Standard program (RFS2).  We believe these final regulations grandfather both facilities at their current operating capacity for fuel grade alcohol, but plant expansion would need to meet a 20% threshold reduction in greenhouse gas emissions from a 2005 baseline measurement to produce fuel grade alcohol eligible for the RFS2 mandate.  Additionally, legislation is pending in Congress on a comprehensive carbon dioxide regulatory scheme, such as a carbon tax or cap-and-trade system. We may be required to install carbon dioxide mitigation equipment or take other steps unknown to us at this time in order to comply with other future laws or regulations. Compliance with future laws or regulations relating to emission of carbon dioxide could be costly and may require additional capital, which may not be available, preventing us and our joint venture from operating our plants as originally designed, which may have a material adverse impact on our respective operations, cash flows and financial position.

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

Our business may be impacted by the weak U.S. and global economic conditions, which are increasingly volatile.  General business and economic conditions that could affect us include short-term and long-term interest rates, unemployment, inflation, fluctuations in debt markets and the strength of the U.S. economy and the local economies in which we operate.  While currently these conditions have not impaired our ability to access credit markets and finance our operations and acquisitions, there can be no assurance that there will not be a further deterioration in the financial markets.

There could be a number of other effects from these economic developments on our business, including reduced consumer demand for products; insolvency of our customers, resulting in increased provisions for credit losses; decreased customer demand, including order delays or cancellations and counterparty failures negatively impacting our operations.

A failure of our information systems could impact our ability to operate.

Although the Company has an offsite back-up system and disaster recovery plans, any failure of our information systems could adversely impact the Company’s ability to operate.  Routine maintenance or development of new information systems may result in systems failures, which may adversely affect business operations.  Information systems could be penetrated by outside parties to extract information, corrupt information or disrupt business processes.  This can lead to outside parties having access to privileged data or strategic information of the Company, its employees or customers.  Any breach of our data security systems or failure of our information systems may have a material adverse impact on our business operations and financial results.

Unsuccessful research and product launches could affect our profitability.

Research activities and products launch activities are inherently uncertain.  The failure to launch a new product successfully can give rise to inventory write-offs and other costs and can affect consumer perception of an existing brand. Any significant changes in consumer preferences and failure to anticipate and react to such changes could result in reduced demand for our products.  Unsuccessful research and product launches could affect our profitability.

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

A forecasting error in determining quantity of maturing stock could affect our profitability.

There is an inherent risk of a forecasting error in determining the quantity of maturing stock to lay down in a given year for future consumption.  This could lead to an inability to supply future demand or lead to a future surplus of inventory and consequent write down in value of maturing stocks.  As a result, profitability of the distillery products segment can be affected.

Water scarcity or poor quality could negatively impact our production costs and capacity.

Water is the main ingredient in substantially all of our distillery products. It is also a limited resource, facing unprecedented challenges from climate change, increasing pollution, and poor management. As demand for water continues, becomes more scarce and the quality of available water deteriorates, we may be affected by increasing production costs or capacity constraints, which could adversely affect our results of operations and profitability.

Although we have reduced our production and sales of fuel grade alcohol and have entered into ethanol derivative contracts to mitigate market risk, we continue to have some exposure to fuel grade alcohol market price fluctuations.

Because of the continued erosion of the fuel alcohol markets, in the fiscal year 2009 we determined to substantially reduce our production of fuel alcohol and temporarily ceased production at our former Pekin facility.  Subsequently, after exploring our strategic options with respect to this facility, we contributed the facility to ICP and sold a 50 percent interest in ICP to ICP Holdings. On February 1, 2012, ICP Holdings exercised its option to purchase an additional 20 percent of ICP, reducing our share of future ICP earnings to 30 percent.  We purchase food grade alcohol products from ICP and market and sell such products, and SEACOR Energy Inc. has a similar arrangement with respect to the fuel grade alcohol produced by ICP.  Although we have reduced our exposure to the volatility of the fuel grade alcohol business through this arrangement, because we share in the profits and losses of ICP and continue to produce some fuel alcohol as a by-product at our Atchison plant, we retain some exposure to such volatility.

We are subject to litigation directed at the beverage alcohol industry and other litigation.

Companies in the beverage alcohol industry are, from time to time, exposed to class action or other litigation relating to alcohol advertising, product liability, alcohol abuse problems or health consequences from the misuse of alcohol. Such litigation may result in damages, penalties or fines as well as reputational damage, which could adversely affect us.

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

Our common stock is listed on the NASDAQ Stock Market.  Our public float at December 31, 2012 (including non-vested restricted stock awards held by non-affiliates) was approximately 11,850,879 shares, as approximately 6,083,354 shares are held by affiliates.  Over the year ended December 31, 2012, our daily trading volume as reported to us by NASDAQ has fluctuated from788 to 718,072 shares (excluding block trades).  When trading volumes are relatively light, significant price changes can occur even when a relatively small number of shares are being traded and an investor’s ability to quickly sell quantities of stock may be affected.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We own or lease the following principal plants, warehouses and office facilities:

Location	Purpose	Owned or Leased	Plant Area (in sq. ft.)	Tract Area (in acres)

Atchison, Kansas	Grain processing, distillery, warehousing, and research and quality control laboratories (Distillery Products and Ingredient Solutions)	Owned	494,640	26

	Principal executive office building (Corporate)	Leased	18,000	1

	Technical Innovation Center (Ingredient Solutions, Distillery Products and Other)	Leased	19,600	1

Lawrenceburg and Greendale, Indiana	Distillery, warehousing, tank farm and quality control facilities	Owned	1,458,143	43

Onaga, Kansas (1)	Production of plant-based polymers and wood composites (Other)	Owned	23,040	3

Lenexa, Kansas	Administrative Office Space	Leased	3,222	1

(1)  Subsequent to December 31, 2012, the production facility for plant-based polymers and wood composites was sold as further described in Note 20. Subsequent Events.

Our 30% owned joint venture subsidiary, ICP, owns the following facility:

Pekin, Illinois	Distillery, warehousing and quality control laboratories (Distillery Products)	Owned	462,926	49

The foregoing facilities are generally in good operating condition, and are generally suitable for the business activity conducted therein.  We operated our Atchison distillery operations at full capacity during much of 2012.  We have existing manufacturing capacity to grow our ingredients business at our Atchison plant if the market for our ingredients business improves.   Our Indiana Distillery was operating below its rated capacity when it was acquired.  We grew this business during 2012 and operated near full capacity as we closed out the year ended December 31, 2012.  The Pekin distillery operation, which is owned by ICP, was operating below full capacity during the year 2012 due to general market conditions.

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

In 2006, we entered a Consent Agreement with the Kansas Department of Health and Environment (KDHE) which, among other matters, imposed a source-wide, rolling 12-month volatile organic compounds (VOC) emissions cap on our Atchison facility.  Pursuant to a second amendment that we entered in 2010, we agreed to complete a closed-loop, process water cooling system project, resulting in significant VOC reduction, in accordance with a scheduled timeline extending over an approximate 17-month period ending on September 30, 2011.  We completed this in July 2011 at a cost of approximately $10,000.  We also agreed to a $5 per month penalty for any month that we might exceed the rolling 12-month cap and a $1 per day penalty for each day that we fail to submit certain monthly reports.  During the year ended December 31, 2012, we were not subjected to any penalties related to the above criteria.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

TRADING MARKET

Our Common Stock is traded on the NASDAQ Global Select Market.  Our trading symbol is MGPI.

In connection with the Reorganization, our Common Stock was deemed to commence trading on the NASDAQ Global Select Market under the symbol “MGPI” on January 4, 2012. As a result of the Reorganization, common shares of MGPI Processing, Inc. (formerly MGP Ingredients, Inc.), which previously traded on the NASDAQ Global Select Market under the symbol “MGPI”, were deemed to no longer be publicly traded.  The Reorganization did not require shareholders to exchange their stock certificates.

HISTORICAL STOCK PRICES AND DIVIDENDS

The table below reflects the high and low closing prices of our Common Stock and dividends per share for each quarter of the year ended December 31, 2012, the six month transition period ended December 31, 2011 and the year ended June 30, 2011:

	Sales Price		Dividend
	High	Low	Per Share
For the Year Ended December 31, 2012
For the Quarter Ended March 31, 2012	$6.37	$5.28	$0.05
For the Quarter Ended June 30, 2012	4.90	3.43	-
For the Quarter Ended September 30, 2012	3.68	3.30	-
For the Quarter Ended December 31, 2012	3.71	3.40	-
			$0.05
For the Transition Period from July 1, 2011 to December 31, 2011
For the Quarter Ended September 30, 2011	$8.75	$5.07	$0.05
For the Quarter Ended December 31, 2011	6.82	4.27	-
			$0.05

For the Year Ended June 30, 2011
For the Quarter Ended September 30, 2010	$8.15	$6.46	$0.05
For the Quarter Ended December 31, 2010	11.90	8.14	-
For the Quarter Ended March 31, 2011	11.06	7.90	-
For the Quarter Ended June 30, 2011	9.00	7.75	-
			$0.05

Our Credit Agreement with Wells Fargo Bank, limits the amount of cash dividends that we may pay if we don’t maintain excess availability of $9,625 and a fixed charge coverage ratio for the most recently completed twelve months of at least 1.20:1.00.

On February 28, 2013, the Board of Directors declared a five (5) cent dividend per share of common stock.  The dividend will be paid on April 10, 2013 to holders of record on March 18, 2013.

We expect to continue our policy of paying periodic cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements, and debt service obligations.

RECORD HOLDERS

At March 1, 2013, there were approximately 677 holders of record of our Common Stock.  We believe that the Common Stock is held by approximately 4,110 beneficial owners.

TRADING VOLUMES

According to reports received from NASDAQ, the average daily trading volume of our Common Stock (excluding block trades) ranged from 788 to 718,072 shares during the year ended December 31, 2012.

PURCHASES OF EQUITY SECURITIES BY ISSUER

We did not sell or purchase our equity securities during the quarter ended December 31, 2012.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide Item 6 disclosure in this Form 10-K.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands except per-share amounts)

GENERAL

 We produce certain distillery products and ingredients and as of December 31, 2012, we had three reportable segments: a distillery products segment, an ingredient solutions segment, and an other segment.  As previously discussed, substantially all assets used in the other segment were sold effective February 8, 2013.  Substantially all of our sales are made directly or through distributors to manufacturers and processors of finished goods.  Sales to our customers purchasing food grade alcohol are made primarily on a spot, monthly or quarterly basis, with some annual contracts, depending on the customer’s needs and market conditions.  Customers who purchase whiskey or bourbon may also enter into separate warehouse service agreements with us, allowing the product to age.  As part of our acquisition of LDI’s Distillery Business, we assumed certain multi-year contracts to supply distilled products as well as certain contracts to provide barreling warehousing services, which typically are multi-year contracts.  Sales of fuel grade alcohol are made on the spot market.  Contracts with distributors may be for multi-year terms with periodic review of pricing.  Contracts with ingredients customers are generally price and term agreements which are fixed for three or six month periods, with very few agreements of twelve months duration or more.

Since fiscal 2009, when we incurred significant impairment and restructuring costs, our business focus has been on the production of value-added ingredients and distillery products.  As a part of our strategy, given the available capacity at our Indiana Distillery, we produce certain volumes of bourbon and whiskey that is in addition to current customer demand.  This product is barreled and included in our inventory.  Our goal is to maintain inventory levels for whiskey and bourbon sufficient to satisfy anticipated future purchase orders in the wholesale market.  Production schedules are adjusted from time to time to bring inventories into balance with established future demand.  The majority of our former Pekin plant’s capacity for several years had been dedicated to the production of fuel grade alcohol, of which the market economics has been volatile in recent years.  The Pekin plant is now owned and operated by a joint venture, ICP, which produces food grade alcohol, which we have historically purchased, and fuel grade alcohol, which SEACOR Energy Inc. purchases.  We retain some exposure to the volatility to fuel grade alcohol through our remaining interest in ICP as well as from the fuel that we make as a co-product at our Atchison facility.  Through our investment in ICP, we have an opportunity to participate when the economics of that market are good, and we believe that the extent of our exposure to bad markets is significantly less than when we operated Pekin ourselves.  Further, we have the ability, through the termination provisions in the ICP Limited Liability Company Agreement, to limit our operating losses by causing ICP to shut down the plant if losses reach specified amounts.  ICP’s revolving credit facility has expired and has not been renewed.  If ICP should be unable to secure financing from its lender or another source, this creates a risk to ICP’s future working capital needs.

Our principal raw materials are corn and flour.  Corn is processed into alcohol and animal feed and flour is processed into all of our products, except whiskey and bourbon.  The cost of raw materials is subject to substantial fluctuations depending upon a number of factors which affect commodity prices in general, including crop conditions, weather, disease, plantings, government programs and policies, competition for acquisition of inputs such as agricultural commodities, purchases by foreign governments and changes in demand resulting from population growth and customer preferences.  While corn prices have fluctuated significantly over the past several years and the overall trend in recent prices has been up, there has been a lot of variability in corn pricing during this period.  We expect corn pricing to remain volatile in the near term due to a number of factors impacting global demand and supply of this commodity. These fluctuating prices create challenges since our customers are interested in stable prices for the distillery products they purchase from us.

We have a supply agreement with ConAgra Mills, who supplies wheat flour for use in the production of protein and starch ingredients.  The price we pay ConAgra for flour is a function of the per-bushel cost of wheat and, accordingly, wheat prices continue to directly impact the cost of raw materials.  We believe our focus on value-added products can reduce our risk to such price variations as larger profit margins related to such products can absorb higher levels of raw material volatility and as we may more readily seek adjustable price terms in contracts for such products. However, we will continue to be affected by commodity price fluctuations to some degree, which may be significant at times, and may not be able to recoup cost increases in our selling prices, particularly when price fluctuations are volatile.

Historically, we have engaged in the forward purchase of grain and in the purchase of commodity futures and options to hedge economic risks associated with fluctuating grain and grain products prices.   These contracts help fix corn prices over short periods of time, generally three to six months, which is consistent with most of the sales orders we typically enter into with our distillery customers.  During fiscal 2011, we changed our risk management program related to the volatility of raw material costs, and began purchasing a larger amount of contracts for future delivery, which we typically held until maturity, in order to protect margins on contracted, and a portion of spot market, alcohol sales and expected ingredients sales.  During the six month transition period ended December 31, 2011, we began to buy and sell derivative instruments to manage market risk associated with alcohol purchases, including ethanol futures and options contracts, in order to mitigate risks associated with our investment in ICP.  During the quarter ended March 31, 2012, we entered into a grain supply contract for our Indiana Distillery that permits us to purchase corn for delivery up to 12 months in the future, at negotiated prices.  During the quarter ended June 30, 2012, we extended this grain supply agreement used for its Indiana Distillery to its Atchison facility.  The pricing is based on a formula with several factors.  We now order corn anywhere from a month to 12 months in the future.  As we are now able to purchase corn for delivery up to 12 months in the future under these grain supply agreements, we have reduced the volume of our corn futures and options contracts.

From April 1, 2008 until June 30, 2011, we did not use hedge accounting for our open commodity derivative positions.  This was primarily due to the increased record keeping and documentation requirements needed to meet these accounting standards.  This accounting policy led to significant volatility in earnings as a result of unrealized losses (or gains) on our open contracts.   Effective July 1, 2011 we elected to restart the use of hedge accounting for qualifying derivative contracts entered into on and after July 1, 2011and we continued to use hedge accounting until February 29, 2012.  During this period of hedge accounting, we typically entered into cash flow hedges to cover between 70 and 80 percent of our monthly anticipated grind.  To the extent we did not enter such cash flow hedges and were unable to timely adjust the prices we charged under sales contracts, we could be adversely impacted by market fluctuations in the cost of grain and natural gas.  During the quarter ended September 30, 2011, we began to buy and sell derivative instruments to manage market risks associated with ethanol purchases, including ethanol futures and options contracts.  These contracts were entered into to mitigate risks associated with our investment in ICP.  On February 29, 2012, we de-designated our cash flow hedges.  See Note 14. Derivative Instruments and Fair Value Measurements and “Critical Accounting Policies and Estimates”.

Energy represents a major cost of operations, and seasonal increases in natural gas and other utility costs can affect our profitability.  Energy costs have typically increased year to year.  We sometimes try to protect ourselves from increased energy costs by entering into natural gas contracts for future delivery.

Historically, we recorded the collection of excise taxes on distilled products sold to customers as accrued expenses and no revenue or expense was recognized in the Consolidated Statements of Operations.  With the Company’s acquisition of the distillery operations of LDI on December 27, 2011, the Company is now subject to more excise taxes.  In the quarter ended March 31, 2012, because excise taxes exceeded 1 percent of net sales, the Company began to present excise taxes as a caption on the Consolidated Statements of Operations, which is a reduction to gross sales.  The prior years and quarters within those years have been conformed to the current presentation.  This reclassification had no impact on net loss or reported loss per share.

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

Derivative and Hedging Activities.  From April 1, 2008 until June 30, 2011 and from February 29, 2012 to December 31, 2012, we did not use hedge accounting for our open commodity derivative positions.  Accordingly, during these periods changes in the value of derivatives have been recorded in cost of sales in our Consolidated Statements of Operations.  Additionally, derivative instruments entered into during these periods have not been designated as hedges. Derivative instruments related to our hedging program have been recorded as either assets or liabilities and measured at fair value.  The change in the fair value of these instruments has been recorded in cost of sales in our Consolidated Statements of Operations.

From July 1, 2011, until February 28, 2012, we used hedge accounting for qualifying derivative contracts entered into on or after July 1, 2011.  On February 29, 2012, we discontinued hedge accounting and de-designated our cash flow hedges, which resulted in a reclassification of a $27 loss from accumulated other comprehensive income (“AOCI”) into current period earnings.  The application of hedge accounting requires significant resources, record-keeping and analytical systems.    Under hedge accounting, the changes in fair value of such contracts historically were highly effective at offsetting changes in price movements of the hedged items.  Consistent with application of hedge accounting under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, gains and losses arising from open and closed hedging transactions were recorded as part of other comprehensive income (loss) and are recognized in costs of sales as part of product costs when the related products are sold.  Any ineffective portion of a hedged transaction was immediately recognized in current earnings.

We may discontinue cash-flow hedge accounting for a particular derivative instrument prospectively when we (i) determine that the derivative is no longer considered to be highly effective in offsetting changes in the expected cash flows of the hedged item; (ii) the derivative is sold, terminated or exercised; (iii) we de-designate the derivative as a hedging instrument because it is unlikely that a forecasted transaction will occur; or (iv) it determines that designation of the derivative as a hedging instrument is no longer appropriate. When cash flow hedge accounting is discontinued, we continue to carry the derivative on the Consolidated Balance Sheet at its fair value, and gains and losses that were included in AOCI are deferred until the original hedged item affects earnings. However, if the original hedged transaction is no longer probable of occurring, the related gains and losses incurred as of discontinuation are recognized in current period earnings.

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

We completed a significant business acquisition during the six month transition period ended December 31, 2011 with our acquisition of LDI’s Distillery Business.   In connection with this acquisition, we recognized a bargain purchase gain of $13,048 (net of taxes of $8,336) based on the difference between the purchase price ($11,041) and fair values of the assets acquired.  We acquired these assets from a distressed seller.

Some of the more significant estimates and assumptions used by management in valuing our acquisition of LDI’s Distillery Business and allocating purchase price include: (a) the business enterprise value, which is based on estimated future cash flows (including timing) which are estimated using the income approach and discount rates reflecting the risk inherent in the future cash flows, and (b) the values of land, buildings and equipment, which are estimated using the cost and market approaches.  The determination of fair value is based on internal assumptions as well as assistance from third party valuation specialists. The estimated fair values recorded were based on unobservable inputs, which are material and represent Level 3 measures in the fair value hierarchy discussed in Note 14.  Derivative Instruments and Fair Value Measurements.  There are also judgments made to determine the expected useful life assigned to each class of assets acquired and the duration of liabilities assumed.  The judgments made in this determination of the estimated fair value assigned to the assets acquired and liabilities assumed, as well as the estimated useful life of each asset and the duration of each liability, can materially impact the financial statements in periods after acquisition, such as through depreciation and amortization expense.

We believe the resulting bargain purchase gain of $13,048 (net of taxes of $8,336) is reasonable based on the following circumstances: (a) the seller was financially distressed, (b) LDI’s Distillery Business was not widely marketed for sales – an investment bank was hired, however efforts were initially unsuccessful, (c) the machinery and equipment are highly specialized for the industry, resulting in limited alternative uses for the property, and (d) independent property appraisals and business valuations indicated that its fair value was in excess of the purchase price.  See Note 18. Business Combination.

Impairment of Assets.

Impairment of Investments

We review our investments in non-consolidated subsidiaries for impairment whenever events or changes in business circumstances indicate that the carrying amount of the investments may not be fully recoverable. Evidence of a loss in value that is other than temporary include, but are not limited to, the absence of an ability to recover the carrying amount of the investment, the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment, or, where applicable, estimated sales proceeds which are insufficient to recover the carrying amount of the investment. If the fair value of the investment is determined to be less than the carrying value and the decline in value is considered to be other than temporary, an appropriate write-down is recorded based on the excess of the carrying value over the best estimate of fair value of the investment.  Considerable judgment is used in these measurements, and a change in the assumptions could result in a different determination of impairment loss and/or the amount of any impairment.

The Company’s evaluation of ICP includes a specific assessment of the fair value of ICP’s net assets, after considering ICP capitalization, sales proceeds of other similar plants and expected net sales proceeds that management would expect to be realized if ICP were sold to a third party.  Given this specific situation, the Company’s management has concluded the fair value of the Company’s 30% interest in ICP is greater than the $6,898 carrying value of the ICP investment at December 31, 2012.

No events or conditions occurred during the year ended December 31, 2012, during the six month transition period ended December 31, 2011 or the year ended June 30, 2011 that required us to record an impairment.  Given significant contingencies related to ICP (see Note 3.  Equity Method Investments), we anticipate that impairment testing will be required at each quarterly reporting period for the foreseeable future given the volatility of the business in which ICP operates and the since fair values can change over time.  If there was an other than temporary  decline in the fair value of the ICP investment  below ICP’s carrying value management would record an impairment charge to write down the invested value at that time.

Impairment of Long-Lived Assets

We review long-lived assets, mainly buildings and equipment assets, for impairment when events or circumstances indicate that usage may be limited and carrying values may not be fully recoverable.

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

No events or conditions occurred during the year ended December 31, 2012 or the year ended June 30, 2011 that required us to record an impairment.

We recognized non-cash impairment losses of $706 and $595 during the six month transition period ended December 31, 2011.  In measuring the $706 impairment loss, management estimated the undiscounted future cash flows generated by the equipment that manufacture Wheatex® and determined that the estimated cash flows were less than their carrying values.  Given the short duration of future cash flow stream, the undiscounted future cash flows were determined to be fair value.  In conjunction with the impairment described above, management performed an impairment review of certain other equipment used to produce Wheatex®.  In this review, management reviewed the timing of the anticipated business development and recent decisions to not renew leases where Wheatex® is currently produced.  The carrying values of the equipment were reduced to fair value, which resulted in a charge of $595.  Because of the uncertainty in estimated cash flow estimates, management estimated fair value using a third party appraisal.  During the year ended December 31, 2012, we were able to identify a buyer for certain equipment previously used to produce Wheatex® that we had previously impaired.  We sold this equipment, resulting in a gain on sale of $889 during the year ended December 31, 2012.

Defined Benefit Retirement Plans.  We sponsor two funded, noncontributory qualified Defined Benefit Retirement Plans that cover substantially all our union employees at Atchison and former union employees at Pekin, who did not begin work at ICP, and thus remain our obligation.  The benefits under these plans are based upon years of qualified credited service.  However, benefit accruals under both plans were frozen in the second quarter of 2010.  Our funding policy is to contribute annually not less than the regulatory minimum and not more than the regulatory maximum amount deductible for income tax purposes.  Historically, the measurement and valuation date of the plans was June 30 of each year; however in conjunction with our change in fiscal year end, the measurement date was changed to December 31, beginning December 31, 2011.  We make various assumptions in valuing the liabilities and benefits under the plan each year.  We consider the rates of return on long-term, high-quality fixed income investments using the Citigroup Pension Liability Index as of December 31, 2012.  Assumptions regarding employee and retiree life expectancy are based upon the RP 2000 Combined Mortality Table.

Other Post-Retirement Benefits.  We also provide certain other post retirement health care and life insurance benefits to certain retired employees.  Currently, the plan covers 277 participants, both active and retired.  The number of participants was reduced during fiscal 2010, in part due to the transfer of employees to our joint venture, ICP, as described elsewhere.  These actions caused a partial settlement and curtailment of our obligation for accrued retirement benefits.   The number of participants was further reduced during the year ended December 31, 2012, when we made a change to the plan to terminate health care and life insurance benefits at retirement age for non-union employees who were not at least 60 years old on September 1, 2012, which was treated as a negative plan amendment and a curtailment.

We fund the post retirement benefit plans on a pay-as-you-go basis, and there are no assets that have been segregated and restricted to provide for post retirement benefits.  We pay claims as they are submitted for the medical plan.  We provide varied levels of benefits to participants depending upon the date of retirement and the location in which the employee worked.  The retiree medical and life plans are available to union employees who have attained the age of 62 and rendered the required five years of service.  All health benefit plans provide company-paid continuation of the active medical plan until the retiree reaches age 65.  At age 65, we pay a lump sum advance premium on behalf of the retiree to the MediGap carrier of the retiree’s choice.  The employee retirement date determines which level of benefits is provided.

Consistent with the discussion above, our plan measurement date is now December 31.  We make various assumptions in valuing the liabilities and benefits under the plan each year.  We consider the rates of return on currently available, high-quality fixed income investments, using the Citigroup Pension Liability Index as of December 31 (long term rates of return are not considered because the plan has no assets).  For the year ended December 31, 2012, the accumulated post retirement benefit obligation (“APBO”) decreased to $5,700 from $6,309 at December 31, 2011.  A portion of the other post-retirement benefits obligation reduction was due to the previously mentioned negative plan amendment and curtailment during the year ended December 31, 2012.  The effect of this plan change was a negative plan amendment of $1,165 and a $79 curtailment.  The negative plan amendment includes $1,021 for health care benefits and $144 for life insurance benefits.  These amounts will be recognized into income over the average remaining years of service to retirement and the average expected lifetime remaining for health care benefits and life insurance benefits, respectively.  The accounting impact for the curtailment resulted in immediate recognition of a benefit related to unamortized prior service cost of $79.    Assumptions regarding employee and retiree life expectancy are based upon the RP 2000 Combined Mortality Table.  We also consider the effects of expected long term trends in health care costs, which are based upon actual claims experience and other environmental and market factors impacting the cost of health care in the short and long-term.

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

2012 AND RECENT INITIATIVES

Acquisition of the Indiana Distillery

On December 27, 2011, we acquired substantially all the assets used by LDI in its beverage alcohol business, and we now produce premium bourbon, corn and rye whiskeys, gin, grain neutral spirits and distillers feed at our Indiana Distillery.  The purchase price of the acquisition was equal to the current assets minus current liabilities as of December 27, 2011, which was estimated at closing to be $11,041.   During April 2012, management and the seller completed working capital true-ups.  The result of the true-ups was not material to our financial position or operating results.

During the quarter ended March 31, 2012, MGPI-I and the union that covers certain employees at the Indiana Distillery ratified a new multi-year collective bargaining unit agreement that terminates December 31, 2017.

In conjunction with the acquisition of the distillery operations of LDI, we acquired a grain elevator that was not expected to be used, which was reported as Assets held for sale at December 31, 2011.  On March 21, 2012, we sold this facility and its related assets for $2,252, resulting in a loss of $48.  Net proceeds received, after fees and prorated taxes, totaled $2,232.

Since acquiring the distillery operations of LDI, we have taken several steps to improve its profitability.   On July 1, 2012 we went live on SAP, an information technology system used for accounting, sales, supply chain and manufacturing at this facility.

Agreement to Develop New Technologies and Products

On January 5, 2012 we commenced a relationship with the Kansas Alliance for Biorefining and Bioenergy (“KABB”) and four Kansas universities to develop new technologies and products that use bio-based raw materials.  The three-year research and development efforts will seek to find innovative ways to produce cost-competitive bio-based foams, plastics, fuels and other materials from distillers dried grains and solubles.  In conjunction with the sale of our Other segment on February 8, 2013, we entered into a service agreement with the purchaser that allows us to use the purchaser’s labor and equipment so that we may continue to fulfill the obligations under this contract.

Ownership change of ICP

On February 1, 2012, ICP Holdings, an affiliate of SEACOR Energy Inc., exercised its option to purchase from us an additional 20 percent of the membership interest in ICP, reducing our ownership from 50% to 30%.  The proceeds for this sale approximated $9,103.  Following its exercise, ICP Holdings owns 70 percent of ICP, is entitled to name 4 of ICP’s 6 advisory board members, and generally has control of ICP’s day-to-day operations.  We own are entitled to name 2 of ICP’s 6 advisory board members.   The transaction resulted in a pre-tax gain of $4,055 during the quarter ended March 31, 2012.

ICP’s revolving credit facility with an affiliate of SEACOR Energy Inc. has expired and has not been renewed.

Under the Marketing Agreement, ICP manufactured and supplied food grade and industrial-use alcohol products for us and we purchased, marketed and sold such products for a marketing fee.  Effective January 1, 2013, the Marketing Agreement expired.    We do not plan to source products from ICP after March 2013.

Grain Supply Agreements

During the quarter ended March 31, 2012, we entered a grain supply contract for the Indiana Distillery and during the quarter ended June 30, 2012 we extended this agreement for use at our Atchison facility.  The grain supply contracts permit us to purchase corn for delivery up to 12 months in the future, at negotiated prices.  The pricing for these contracts is based on a formula using several factors.  If we don’t purchase a minimum amount of grain, the supplier may terminate the contract.

Supply for commodities has been tight during much of the year ended December 31, 2012 due, in part, to the drought in the Midwestern United States.  Market prices for commodities, including corn, have been near historic highs in summer of 2012, reaching a high in August 2012.  This impacts the pricing we pay under our grain supply agreements.

Sale of Other Segment

On February 8, 2013, we sold substantially all of the assets of our other segment or bioplastics manufacturing business, including all of our assets at our bioplastics manufacturing facility in Onaga, Kansas and certain assets of our extruder bio-resin laboratory located in Atchison, Kansas.  The sales price totaled $2,800 and resulted in a pre-tax gain of approximately $1,400 that will be recognized in the first quarter of 2013.

Use of Hedge Accounting

Reducing earnings volatility from commodity price swings has long been at the forefront of our risk management strategy, and in early calendar 2011, the Company’s Board of Directors made the decision to adopt hedge accounting.  Effective July 1, 2011, we elected to restart the use of hedge accounting for qualifying derivative contracts entered into on and after July 1, 2011.  For further discussion related to the accounting policy and accounting requirements for our derivative instruments, see Note 1. Nature of Operations and Summary of Significant Accounting Policies – Derivative Instruments and Note 14. Derivative Instruments and Fair Value Measurements set forth in Item 8.

Our utilization of hedge accounting proved to mitigate a portion of our earnings volatility that had been experienced over the few years leading up to the restart of hedge accounting.

In connection with our new grain supply agreements previously discussed, we now order corn anywhere from a month to 12 months in the future.  We have determined that the firm commitments to purchase corn under the terms of these new agreements meet the normal purchases and sales exception as defined under ASC 815, Derivative and Hedging, and exclude the fair value of these commitments from recognition in our financial statements until the actual contracts are physically settled.  Accordingly, on February 29, 2012, we discontinued hedge accounting and de-designated our cash flow hedges, which resulted in a reclassification of a $27 loss from accumulated other comprehensive income into earnings for the quarter ended March 31, 2012.  The volume of corn futures and options and the use of hedge accounting has been reduced under our current strategy.  In support of this strategy, as of December 31, 2012, we had no exchange traded corn futures contracts designated as cash flow hedges.

SEGMENT RESULTS

The following is a summary of revenues and pre-tax income (loss) allocated to each reportable operating segment for the year ended December 31, 2012, the year ended December 31, 2011 (unaudited), the six month transition period ended December 31, 2011, the six months ended December 31, 2010 (unaudited) and the year ended June 30, 2011.  See Note 12. Operating Segments set forth in Item 8 for additional information regarding our operating segments.

	Years Ended		Six Months Ended		Year Ended
	December 31, 2012	December 31, 2011	December 31, 2011	December 31, 2010	June 30, 2011
		(unaudited)		(unaudited)
Distillery Products
Net Sales	$276,690	$221,730	$118,437	$85,700	$188,993
Pre-Tax Income	14,874	2,997	1,234	15,426	19,720

Ingredient Solutions
Net Sales	56,488	56,774	27,596	28,587	57,765
Pre-Tax Income	5,217	1,008	1,044	1,863	1,828

Other(1)
Net Sales	1,157	960	444	642	1,157
Pre-Tax Income (Loss)	(429)	(658)	(274)	(136)	(521)

(1) This segment was sold subsequent to December 31, 2012 as further described in Note 20. Subsequent Events.

The following table is a reconciliation between pre-tax income by segment and net income.

	Years Ended		Six Months Ended		Year Ended
Income (loss) before income taxes	December 31, 2012(1)	December 31, 2011(1)	December 31, 2011(1)	December 31, 2010(1)	June 30, 2011(1)
		(unaudited)		(unaudited)
Distillery products	$14,874	$2,997	$1,234	$15,426	$19,720
Ingredient solutions	5,217	1,008	1,044	1,863	1,828
Other(2)	(429)	(658)	(274)	(136)	(521)
Corporate	(21,775)	(22,288)	(11,422)	(8,875)	(22,272)
Gain on sale of joint venture interest	4,055	-
Impairment of long-lived assets	-	(1,301)	(1,301)	-	-
Bargain purchase gain, net of tax	-	13,048	13,048	-	-
Total income (loss) before income Taxes	1,942	(7,194)	2,329	8,278	(1,245)
Provision (benefit) for income taxes	318	(8,272)	(8,306)	34	68
Net income (loss)	$1,624	$1,078	$10,635	$8,244	$(1,313)

(1)
Non-direct selling, general and administrative, interest expense, investment income and other general miscellaneous expenses are classified as corporate.   In addition, we do not assign or allocate special charges to our operating segments.  For purposes of comparative analysis, gain on sale of joint venture interest, loss on impairment of long-lived assets and bargain purchase gain for the year ended December 31, 2012, the year ended December 31, 2011, the six month transition period ended December 31, 2011, the six months ended December 31, 2010 and for the year ended June 30, 2011 have been excluded from our segments.

(2)	This segment was sold subsequent to December 31, 2012 as further described in Note 20. Subsequent Events.

YEAR ENDED DECEMBER 31, 2012 COMPARED TO DECEMBER 31, 2011

Note that in the discussion that follows, the results for year ended December 31, 2011 are unaudited.

GENERAL

Consolidated earnings for the year ended December 31, 2012 increased compared to a year ago, with net income of $1,624 on consolidated net sales of $334,335 versus net income of $1,078 on consolidated net sales of $279,464 for the year ended December 31, 2011.

The increase in net sales was primarily the result of our increased sales volume in the distillery products segment.  Our net income increased for the year ended December 31, 2012 primarily due to:

•	higher gross margins,
•	a temporary production interruption during the quarter ended June 30, 2011, and a lag in the adjustment of alcohol prices we charged to customers compared to rising corn prices,
•	a $4,055 gain recorded during the quarter ended March 31, 2012 related to the sale of a 20 percent interest in our joint venture, ICP,
•	a smaller loss from our joint venture operations, and
•	a favorable swing in earnings on the mark-to-market adjustment for open derivative contracts.

These increases to net income were partially offset by increased selling, general and administrative expenses for the year ended December 31, 2012 related to the Indiana Distillery, which we owned for all of calendar 2012 versus five days during calendar 2011.  Also partially offsetting the net income increase was a decrease in the bargain purchase gain, which was $0 and $13,048 for the year ended December 31, 2012 and 2011, respectively.

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

In our distillery products segment, return on sales increased from 1.4 percent for the year ended December 31, 2011, to 5.4 percent for the year ended December 31, 2012.  Pricing in our ingredients solutions segment outpaced the nominal increase in flour prices, which led to return on sales increasing from 1.8 percent for the year ended December 31, 2011, to 9.2 percent for the year ended December 31, 2012.

DISTILLERY PRODUCTS

Total distillery products sales revenue for the year ended December 31, 2012 increased $54,960, or 24.8 percent, compared to the year ended December 31, 2011.  This increase was primarily attributable to an increase in sales of high quality alcohol of 22.4 percent, which was due to a 16.9 percent increase in per unit pricing as well as a 4.7 percent increase in volume compared to the same period a year ago.  With the acquisition of the Indiana Distillery, which we owned only five days during the year ended December 31, 2011, we increased production for food grade alcohol sales.  Also contributing to the overall sales increase for the year ended December 31, 2012 compared to the year ended December 31, 2011 in the distillery products segment were increases of $14,102 and $2,555, in distillers feed and warehousing revenue, respectively, attributable to increased production capacity and storage, from our acquisition of the Indiana Distillery.  Our pricing out-paced the increased costs for corn (exclusive of the impact related to the accounting for open commodity contracts), while natural gas pricing decreased.  For the year ended December 31, 2012, the per-bushel cost of corn averaged approximately 5.3 percent higher than the year ended December 31, 2011.  On the other hand, the per-million cubic foot cost of natural gas averaged approximately 15.6 percent lower than a year ago. As previously described in “General”, return on sales increased for the year ended December 31, 2012 compared to a year ago, which was primarily driven by a favorable swing in earnings related to the accounting for open commodity contracts.  For the year ended December 31, 2012, our unrealized gains and losses on open commodity contracts had a $2,164 favorable impact to cost of sales compared to a $3,993 unfavorable impact for the year ended December 31, 2011.

INGREDIENT SOLUTIONS

For the year ended December 31, 2012, total ingredient solutions sales revenue decreased by $286, or 0.5 percent, compared to the year ended December 31, 2011.  Specialty starches saw a 9.4 percent decrease in revenues compared to a year ago due to a volume decrease partially offset by an increase in per unit pricing.  Revenues for specialty proteins for the year ended December 31, 2012 increased 1.3 percent compared to the year ended December 31, 2011 due to a volume and pricing increase.  Commodity starch saw a 17.0 percent increase in revenues compared to a year ago due to per unit pricing and volume increases.  Revenues for commodity starches and proteins totaled 2.7 percent and 0.3 percent of total segment sales for the year ended December 31, 2012, compared to 2.8 percent and 0.1 percent for the year ended December 31, 2011.  Our margins in the ingredient solutions segment saw an increase during the year ended December 31, 2012 compared to the year ended December 31, 2011.  This was principally due to improved average selling prices and lower natural gas prices partially offset by higher raw material costs for flour.  Natural gas prices averaged approximately 15.6 percent lower compared to the year ended December 31, 2011.  Flour costs averaged approximately 0.2 percent higher per pound compared to a year ago.

NET SALES

Net sales for the year ended December 31, 2012 increased $54,871, or 19.6 percent, compared to the year ended December 31, 2011.  The increase was primarily attributable to increased net sales in the distillery products segment partially offset by decreased net sales in the ingredient solutions segment.  Net sales in the distillery products segment as a whole increased primarily as a result of higher volumes of food grade alcohol, as well as from increased prices per unit.  Expanded production from our new Indiana Distillery, which we owned only five days during the year ended December 31, 2011, contributed to increased sales of food grade alcohol during the year ended December 31, 2012.  The decrease in net sales in the ingredient solutions segment was due to decreased volume partially offset by improved pricing.  Our other segment experienced a de minimis increase in net sales due to slight volume and pricing increases.

COST OF SALES

For the year ended December 31, 2012, cost of sales increased $36,526, or 13.4 percent, compared to the year ended December 31, 2011.  For the year ended December 31, 2012, cost of sales was 92.5 percent of net sales, which generated a gross profit margin of 7.5 percent.  For the year ended December 31, 2011, cost of sales was 97.6 percent of net sales, which generated a gross margin of 2.4 percent.

For the year ended December 31, 2012, our higher overall costs were directly the result of production increases related to distillery products and higher corn prices.   Expansion of our production ability of food grade alcohol from our new Indiana Distillery, which we owned only five days during the year ended December 31, 2011, allowed us to produce a greater volume of distillery products for the year ended December 31, 2012.  We saw an increase in the per-bushel cost of corn and the per-pound cost of flour, which averaged 5.3 and 0.2 percent higher, respectively than the year ended December 31, 2011 (exclusive of the impact related to the accounting for open commodity contracts). These cost increases were partially offset by a year-over-year favorable impact related to the accounting for open commodity derivative contracts and lower natural gas prices.  For the year ended December 31, 2012, our open commodity contracts had a $2,164 favorable impact to cost of sales compared to a $3,993 unfavorable impact for the year ended December 31, 2011.  We used these contracts to mitigate the impact of changes in commodity prices. We saw a decrease in the per-million cubic foot cost of natural gas, which averaged nearly 15.6 percent lower, than the year ended December 31, 2011.

From April 1, 2008 until June 30, 2011, we did not use hedge accounting for our open commodity derivative positions.  This was primarily due to the increased record keeping and documentation requirements needed to meet these accounting standards.  This accounting policy led to significant volatility in earnings as a result of unrealized losses (or gains) on our open contracts.   Effective July 1, 2011 we elected to restart the use of hedge accounting for qualifying derivative contracts entered into on and after July 1, 2011 until February 29, 2012.  During this period of hedge accounting, we typically entered into cash flow hedges to cover between 70 and 80 percent of our monthly anticipated grind.  During the quarter ended September 30, 2011, we began to buy and sell derivative instruments to manage market risks associated with ethanol purchases, including ethanol futures and options contracts.  These contracts were entered into to mitigate risks associated with our investment in ICP.  On February 29, 2012, we de-designated our cash flow hedges.  See Note 14. Derivative Instruments and Fair Value Measurements.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the year ended December 31, 2012 increased by $4,549, or 20.7 percent, compared to the year ended December 31, 2011.  This increase was primarily due to the inclusion of costs of LDI’s Distillery Business in as well as higher management incentives under existing programs.  These increases were partially offset by lower professional fees for the year ended December 31, 2012 as compared to the year ended December 31, 2011, when we incurred additional professional fees related primarily to our corporate reorganization, our change in year end, and our acquisition of LDI’s Distillery Business.

OTHER OPERATING COSTS AND (GAINS) LOSSES ON SALE OF ASSETS

Other operating costs for the year ended December 31, 2012 decreased $1,108, compared to the year ended December 31, 2011.  The decrease was primarily due to net gain on sale of assets of $832 for the year ended December 31, 2012 compared to a net loss on sale of assets of $117 for the year ended December 31, 2011.

GAIN ON SALE OF JOINT VENTURE INTEREST

As previously discussed, on February 1, 2012, ICP Holdings exercised its option to purchase from us an additional 20 percent of the membership interest in ICP.  The sales price was $9,103 and the transaction resulted in a pre-tax gain of $4,055 for the year ended December 31, 2012.

INTEREST EXPENSE

Interest expense for the year ended December 31, 2012 increased $448 compared to the year ended December 31, 2011.  This increase was primarily the result of higher average daily balance and interest rate on our line of credit as well as higher long term debt compared to a year ago.  Increased borrowings resulted from the LDI acquisition as well as working capital increases.

EQUITY IN EARNINGS (LOSS)

ICP

On February 1, 2012, ICP Holdings exercised its option to purchase an additional 20 percent of the membership interest in ICP.  Following its exercise, we own 30 percent of ICP.

 For the year ended December 31, 2012, ICP had a loss of $1,539.  As a 50 percent owner for the month of January 2012 and a 30 percent owner for the months of February through December 2012, our portion of the loss was $327.  For the year ended December 31, 2011, ICP had a loss of $5,708.  As a 50 percent owner, our portion of the loss was $2,854.    We do not plan to source products from ICP after March 2013.

As further described in Note 3.  Equity Method Investments, ICP’s Limited Liability Company Agreement gives us and our joint venture partner, ICP Holdings, a subsidiary of SEACOR Energy Inc., certain rights to shut down the Pekin plant if ICP operates at an EBITDA loss of $500 in any quarter.  Such rights are conditional in certain instances but are absolute if EBITDA losses aggregate $1,500 over any three consecutive quarters or if ICP’s net working capital is less than $2,500.  ICP experienced EBITDA losses in excess of $500 in the quarters ended December 31, 2009, March 31, 2010, December 31, 2010, June 30, 2011 and September 30, 2011.  For the three consecutive quarters ending both September 30, 2011 and June 30, 2011, ICP experienced an EBITDA loss in excess of the $1,500 aggregate loss threshold amount permitted over any three consecutive quarters.  Losses of such nature are also events of default under ICP’s term loan and revolving credit facility.  Both ICP Holdings and ICP’s lender, an affiliate of SEACOR Energy Inc., permanently waived rights for covenant violations through September 30, 2011.

D.M. Ingredients, GmbH (“DMI”)

For the years ended December 31, 2012 and 2011, DMI had earnings of $52 and 131, respectively.  As a 50 percent joint venture holder, our equity in earnings was $26 and $65 for the years ended December 31, 2012 and 2011, respectively.

DMI’s functional currency is the European Union Euro.  Accordingly, changes in the holding value of our  investment in DMI resulting from changes in the exchange rate between the U.S. Dollar and the European Union Euro are recorded in other comprehensive income as a translation adjustment on unconsolidated foreign subsidiary net of deferred taxes.

NET INCOME (LOSS)

As the result of the factors outlined above, we experienced a net income of $1,624 for the year ended December 31, 2012, respectively, compared to net income of $1,078 for the year ended December 31, 2011, respectively.

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

DISTILLERY PRODUCTS

 Total distillery products sales revenue for the six month transition period ended December 31, 2011 increased $32,737, or 38.2 percent, compared to the six months ended December 31, 2010.  This increase was primarily attributable to an increase of 35.6 percent in volume of high quality food grade alcohol.  The increase in high quality food grade alcohol was due to a 24.7 percent increase in per unit pricing as well as an 8.8 percent increase in volume for the same period.  Also contributing to the increase in sales revenue were $5,995 and $930 increases in distillers feed revenue and fuel grade alcohol, respectively.  While overall revenues for distillery products increased for the six month transition period ended December 31, 2011 as compared to the same period a year ago, return on sales decreased as previously described in “-General”.  The decrease in our earnings was due to a significant increase in corn prices, partially offset by lower prices for natural gas and increased average prices for the segment as a whole.  While our overall pricing has improved, corn price increases outpaced our sales price increases to our customers.  For the six month transition period ended December 31, 2011, the per-bushel cost of corn averaged nearly 53.4 percent higher than the six months ended December 31, 2010.  The per-million cubic foot cost of natural gas averaged nearly 8.2 percent lower than the same period a year ago.  Our ICP joint venture was similarly impacted by higher corn prices, which contributed to our low margin yields for the six month transition period ended December 31, 2011 and the comparable period a year ago.

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

We restarted hedge accounting for qualifying derivative contracts entered into on and after July 1, 2011 as further discussed in “-General and Critical Accounting Policies and Estimates and Derivatives and Hedging Activities” above and in Note 1.Nature of Operations and Summary of Significant Accounting Policies  set forth in Item 8, Financial Statements and Supplementary Data of this Form 10-K  and incorporated herein by reference.  For derivatives that qualify as hedges for accounting purposes, the change in fair value has no net impact on earnings, to the extent the derivative is considered effective, until the hedged transaction affects earnings.  For derivatives that are not designated as hedging instruments for accounting purposes, or for the ineffective portion of a hedging instrument, the change in fair value affects current period net earnings.  Had we not used hedge accounting for qualifying derivatives entered into on or after July 1, 2011, we would have recognized an additional $127 of losses in current period earnings.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the six month transition period ended December 31, 2011 increased $830, or 7.8 percent compared to the six months ended December 31, 2010, due primarily to an increase in acquisition costs related to the purchase of LDI’s Distillery Business and general compensation increases.

OTHER OPERATING COSTS AND (GAINS) LOSSES ON SALE OF ASSETS

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

ICP

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

D.M. Ingredients, GmbH (“DMI”)

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

INCOME TAXES

For the six month transition period ended December 31, 2011 and for the six month period ended December 31, 2010, the effective tax rate was (358.2) percent and 0.4 percent, respectively.  For the six month transition period ended December 31, 2011, the effective rate differed from our statutory rate primarily due to the bargain purchase gain transaction and a change in the valuation allowance maintained against deferred tax assets.  We believe it is more likely than not that we will be able to utilize additional income tax benefits from our existing deferred tax assets that were previously offset by a valuation allowance.  For the six month ended December 31, 2010, tax expense was negligible due to the use of net operating loss carryforwards previously reserved.  For further discussion on the deferred income tax valuation allowance, see Note 5. Income Taxes set forth in Item 8.

NET INCOME

As the result of the factors outlined above, we experienced net income of $10,635 on net sales of $146,477 for the six month transition period ended December 31, 2011 compared to net income of $8,244 on net sales of $114,929 for the six months ended December 31, 2010.

QUARTERLY FINANCIAL INFORMATION

Our sales have not been seasonal during the year ended December 31, 2012, the six month transition period ended December 31, 2011, or during the year ended June 30, 2011.  The table below shows quarterly information for the year ended December 31, 2012, the six month transition period ended December 31, 2011, and the year ended June 30, 2011.

Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Year Ended December 31, 2012(1)(2)
Net sales	$86,344	$85,534	$76,107	$86,350	$334,335
Gross profit	5627	5,916	6,060	7,420	25,023
Net income (loss)	1,876	(850)	418	180	1,624
Earnings (loss) per share (diluted)(5)	$0.10	$(0.05)	$0.02	$0.01	$0.09

Six Months Ended December 31, 2011(3)(4)
Net sales	$76,138	$70,339	n/a	n/a	$146,477
Gross profit	2,791	155	n/a	n/a	2,946
Net income (loss)	(5,509)	16,144	n/a	n/a	10,635
Earnings (loss) per share (diluted)(5)	$(0.31)	$0.89	n/a	n/a	$0.59

Year Ended June 30, 2011
Net sales	$56,978	$57,951	$64,188	$68,798	$247,915
Gross profit (loss)	10,354	8,792	6,519	(2,788)	22,877
Net income (loss)	5,002	3,242	701	(10,258)	(1,313)
Earnings (loss) per share (diluted)(5)	$0.28	$0.18	$0.04	$(0.58)	$(0.07)

(1)	Net income for the first quarter of the year ended December 31, 2012 includes a $4,055 gain on sale of joint venture interest.
(2)	Net income for the third quarter of the year ended December 31, 2012 includes an $889 gain on sale equipment that was previously impaired.
(3)
Net income for the second quarter of the transition period ending December 31, 2011 includes a $13,048 bargain purchase gain (net of taxes of $8,336) related to the acquisition of LDI’s Distillery Business.

(4)	Net income for the second quarter of the transition period ending December 31, 2011 includes a $1,301 impairment loss on long-lived assets.
(5)
Earnings (loss) per share per quarter does not sum to total earnings (loss) per share due to rounding as well as due to allocation of losses under the two class method during periods of losses.  For the quarters ended December 31, 2012 and June 30, 2012, the losses were fully allocated common stock.

LIQUIDITY AND CAPITAL RESOURCES

Our principal uses of cash in the ordinary course are for the cost of raw materials and energy used in our production processes, salaries, debt service obligations on our borrowings, and capital expenditures.   Generally, during periods when commodities prices are rising, our operations require increased use of cash to support inventory acquisition.  Supply for commodities has been tight during the year ended December 31, 2012 due to the drought in the United States.  Market prices for commodities, including corn, were near historic highs nearly throughout the second half of 2012.  Our principal sources of cash are revenues from the products we make and our revolving credit facility.   We also have used cash for acquisitions and received cash from investment or asset dispositions and tax refunds.

On February 1, 2012, we sold a 20 percent interest in ICP to ICP Holdings for $9,103.  The sale resulted when ICP Holdings exercised an option it acquired from Processing when ICP Holdings purchased its existing interest in ICP in 2009.

As we now purchase corn for future delivery under new grain supply agreements, we have reduced the volume of our open corn futures and options contracts at December 31, 2012.  As a result, our restricted cash requirements have decreased.

On December 27, 2011, we closed our acquisition of LDI’s Distillery Business.  The purchase price of the acquisition was equal to the current assets minus current liabilities as of December 27, 2011, which was estimated at closing to be $11,041.  The purchase price was funded through our bank revolving credit facility and was subject to post closing adjustments for working capital true-ups.

On June 28, 2011, we financed a major portion of the new water cooling towers and related equipment being installed at our Atchison facility to U.S. Bancorp Equipment Finance, Inc. for proceeds of $7,335.  The proceeds are included in cash as of June 30, 2011.  Processing entered into a lease with U.S. Bancorp for this same equipment and we will make monthly payments under the lease of approximately $110 for 72 months are treated as proceeds from issuance of long term debt. See Note 4. Corporate Borrowings and Capital Lease Obligations set forth in Item 8 further discussion of this arrangement.

Under agreements that we made in March 2011 with a third-party logistics company that contracts with transportation companies, fees for the previous six months are paid in early January and July of each calendar year.  We paid $7,770 for our second billing under this agreement on January 6, 2012 and we paid $6,864 for our third billing under this agreement on July 6, 2012.  During August 2012, we amended our agreements with the third-party logistics company that contracts with transportation companies so that invoices for fees will be submitted to us on a weekly basis with 90 days to pay each invoice.  In conjunction with this amendment, we established a $2,000 letter of credit.

On February 28, 2013, the Board of Directors declared a five (5) cent dividend per share of common stock.  The dividend will be paid on April 10, 2013 to holders of record on March 18, 2013.

On March 1, 2012, the Board of Directors declared a five (5) cent dividend per common stock, payable to holders of record on March 22, 2012.    The $914 dividend was paid on April 19, 2012.

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

We have budgeted approximately $8,000 in routine capital expenditures over the next twelve months related to other improvements in and replacements of existing plant and equipment and information technology.  As of December 31, 2012, we had contracts to acquire capital assets of approximately $585.

We expect our sources of cash to be adequate to provide for budgeted capital expenditures and anticipated operating requirements.

The following table is presented as a measure of our liquidity and financial condition as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Cash and cash equivalents	$-	$383
Working capital	48,320	18,887
Amounts available under lines of credit	18,381	23,358
Credit facility, notes payable and long-term debt	32,744	29,664
Stockholders’ equity	86,827	84,430

Certain components of our liquidity and financial results were as follows:

	Years Ended		Six Months Ended		Year Ended
	December 31, 2012	December 31, 2011	December 31, 2011	December 31, 2010	June 30, 2011
		(unaudited)		(unaudited)
Depreciation and amortization	$11,568	$9,807	$5,047	$4,083	$8,843
Capital expenditures	9,229	21,514	12,403	3,663	12,775
Cash flows from operations	(5,026)	(5,480)	(9,603)	(1,160)	3,139

CASH FLOW INFORMATION

Summary cash flow information follows for:

	Years Ended		Six Months Ended		Year Ended
	December 31, 2012	December 31, 2011	December 31, 2011	December 31, 2010	June 30, 2011
		(unaudited)		(unaudited)
Cash flows provided by (used in):
Operating activities	$(5,026)	$(5,480)	$(9,603)	$(1,160)	$3,139
Investing activities	3,205	(21,435)	(12,324)	(3,663)	(12,775)
Financing activities	1,438	26,826	14,707	(1,074)	10,870
Increase in cash and cash equivalents	(383)	(89)	(7,220)	(5,897)	1,234
Cash and cash equivalents at beginning of period	383	472	7,603	6,369	6,369
Cash and cash equivalents at end of period	$-	$383	$383	$472	$7,603

During the year ended December 31, 2012, our consolidated cash decreased $383 to $0 as compared to the year ended December 31, 2011, in which there was a $89 decrease in cash.  Operating cash outflows improved slightly primarily from improved earnings (after giving effect to a non-cash deductions), and improvements in restricted cash.  These increases to operating cash flow were partially offset by decreases in accounts payable and accounts payable to affiliate and increases in inventory and receivables.  Cash outflows related to capital expenditures during the year ended December 31, 2012 decreased compared to the year ended December 31, 2011, while proceeds from the disposition of property and of our 20 percent interest in ICP increased.  During the year ended December 31, 2012, borrowings on debt exceeded payments on debt by $3,080 as compared to the year ended December 31, 2011, in which borrowings exceeded payments on debt by $27,155.

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

Operating Cash Flows.  Summary operating cash flow information for the year ended December 31, 2012, year ended December 31, 2011 (unaudited), the six month transition period ended December 31, 2011, the six months ended December 31, 2010 (unaudited), and for the year ended June 30, 2011, is as follows:

	Years Ended		Six Months Ended		Year Ended
	December 31, 2012	December 31, 2011	December 31, 2011	December 31, 2010	June 30, 2011
		(unaudited)		(unaudited)
Net income (loss)	$1,624	$1,078	$10,635	$8,244	$(1,313)
Depreciation and amortization	11,568	9,807	5,047	4,083	8,843
Gain on sale of joint venture interest	(4,055)	-	-	-	-
Loss (gain) on sale of assets	(832)	117	117	322	322
Share based compensation	969	1,119	510	-	1,164
Bargain purchase gain, net of tax	-	(13,048)	(13,048)	-	-
Loss on impairment of assets	-	1,301	1,301	-	-
Deferred income taxes	-	(8,340)	(8,340)	-	-
Equity in loss (earnings)	301	2,723	551	(632)	1,540
Changes in operating assets and liabilities, net of acquisition:
Restricted cash	7,593	(7,115)	(6,577)	481	(57)
Receivables, net	(7,521)	(1,861)	4,368	(3,941)	(10,170)
Inventory	(5,450)	(197)	(4,082)	(2,505)	(2,568))
Prepaid expenses	261	154	244	406	316
Refundable income taxes	324	(78)	(37)	94	53
Accounts payable	(4,302)	6,545	412	(226)	5,907
Accounts payable to affiliate, net	(2,159)	2,405	1	(1,189)	1,215
Accrued expenses	593	(367)	(650)	(3,394)	(3,111)
Change in derivatives	(2,034)	(220)	(220)	(1,681)	2,267
Deferred credit	(630)	(900)	(303)	(284)	(881)
Accrued retirement health and life insurance benefits and other noncurrent liabilities	(1,081)	(689)	(76)	(46)	(659)
Other	(195)	2,086	544	(892)	271
Net cash provided by (used in) operating activities	$(5,026)	$(5,480)	$(9,603)	$(1,160)	$3,139

Operating cash outflows improved $454 to $(5,026) from $(5,480) for the year ended December 31, 2012.  This slight decrease in operating cash outflow was primarily from improved earnings (after giving effect to a $4,055 deduction related to the non-cash gain on sale of our 20 percent interest in ICP for the year ended December 31, 2012; a $832 deduction related to a non-cash gain on sale of equipment for the year ended December 31 ,2012; a bargain purchase gain for the year ended December 31, 2011; and a smaller loss related to our equity method investments for the year end December 31, 2012 as compared to the year ended December 31, 2011), and year-over-year improvement in restricted cash as well as the timing of cash receipts and disbursements.  The increase in sales, which contributed to the increase in receivables was due largely to the acquisition of the LDI Distillery Business, which we owned only five days during the year ended December 31, 2011.  For the year ended December 31, 2012, we saw a decrease in restricted cash of $7,593 that was required to be pledged to the broker for our exchange-traded commodity instruments, due to decline in the number of open market positions and the fair market value of our open market positions relative to the respective contract prices, compared to an increase in the pledge requirement of $7,115 for the year ended December 31, 2011.

The above factors, which served to increase operating cash flow, were partially offset by the following:

•	for the year ended December 31, 2012, an increase in receivables of $7,521 compared to an increase of $1,861 for the year ended December 31, 2011;
•
for the year ended December 31, 2012, an increase in inventory of $5,450 compared to an increase of $197 for the  year ended December 31, 2011.  The acquisition of the Indiana Distillery, which we did not own a year ago, contributed to the increase in inventory.  This is consistent with our strategy of barreling more product;

•	for the year ended December 31, 2012, a decrease in accounts payable of $4,302 compared to an increase of $6,545 for the year ended December 31, 2011; and
•	for the year ended December 31, 2012, a decrease in accounts payable to affiliate of $2,159 compared to an increase of $2,405 for the year ended December 31, 2011.

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

Investing Cash Flows.  Net investing cash flow for the year ended December 31, 2012 was $3,205 compared to $(21,435) for the year ended December 31, 2011.  During the year ended December 31, 2012, we made capital investments of $9,229 and we also made a $500 expenditure to fund our portion of the capital improvements at ICP.  During the year ended December 31, 2012, we received proceeds from the disposition of property and equipment of $3,263, of which $2,232 was classified as Assets held for sale at December 31, 2011.  We also received proceeds of $9,103 related to the sale of a 20% interest in ICP during the year ended December 31, 2012.  During the year ended December 31, 2011, we made capital investments of $21,514 and received proceeds of $79 from the disposition of property and equipment.

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

Financing Cash Flows.  Net financing cash flow for the year ended December 31, 2012 was $1,438 compared to $26,826 for the year ended December 31, 2011, for a net decrease in financing cash flow of $25,388.  During the year ended December 31, 2012, we had net borrowings of $4,751 under our operating line of credit compared to net borrowings of $21,056 for the year ended December 31, 2011.  Our net payments on long-term debt totaled $1,671 for the year ended December 31, 2012 compared to net borrowings of $6,099 for the year ended December 31, 2011.  We also incurred $644 of loan fees during the year ended December 31, 2012.

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

CAPITAL EXPENDITURES

For the year ended December 31, 2012, we made $9,707 of capital investments, of which $9,229 was a use of cash and $478 remained payable at December 31, 2012.  The capital investments related primarily to facility improvements and upgrades.

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

LINE OF CREDIT

Reference is made to Note 4. Corporate Borrowings and Capital Lease Obligations and above for information on our Credit Agreement. On November 2, 2012, we entered into an Amended and Restated Credit Agreement, and ancillary documents with Wells Fargo (the “Credit Agreement”).  The Credit Agreement amends our Former Credit Agreement with the lender in all material respects, key terms of the amended agreement are as follows:

The Credit Agreement matures on November 2, 2017, provides for letters of credit and revolving loans with a Maximum Revolver Commitment of $55,000, subject to borrowing base limitations, generally based on the value of eligible inventory, as defined in the Credit Agreement, and accounts receivable owned by the Borrowers.  The Credit Agreement includes a possible future $5,000 fixed asset sub-line facility that increases the applicable borrowing base by up to $5,000 in the event that certain unencumbered equipment and real estate is mortgaged (e.g., the equipment and real estate at the Lawrenceburg distillery) and certain Excess Availability (as defined in the Credit Agreement) thresholds are satisfied.  Borrowings under the Credit Agreement may bear interest either on a Base Rate model or a LIBOR Rate model.  For LIBOR Rate Loans, the interest rate is equal to the per annum LIBOR Rate (based on  1, 2, 3 or 6 months) plus 2.00 – 2.50% (depending upon the average Excess Availability, as described below).  For Base Rate Loans, the interest rate shall be the greatest of (a) 1.00%, (b) the Federal Funds Rate plus 0.50%, (c) one-month LIBOR Rate plus 1.00%, and (d) Wells Fargo’s “prime rate” as announced from time to time.  The Credit Agreement provides for an unused line fee equal to 0.375% per annum multiplied by the difference of the total revolving loan commitment less the average outstanding revolving loans for the given period, as well as customary field examination and appraisal fees, letter of credit fees and other administrative fees.

We had $22,917 outstanding at November 2, 2012 under the Former Credit Agreement, which became the outstanding amount under the Credit Agreement.  The amount of borrowings which we may make is subject to borrowing base limitations.  As of December 31, 2012, our outstanding borrowings under this facility were $25,893, leaving $18,381 available for additional borrowings after giving effect to a $2,000 outstanding letter of credit that we have with one of our vendors.

FINANCIAL COVENANTS

Under the Credit Agreement, we must comply with the following covenants:

Financial Covenants.  For all periods in which the Excess Availability (which is the total availability for loans, less the Company’s and its subsidiaries’ trade payables aged in excess of historical levels and book overdrafts) is less than $9,625, we are required to have a Fixed Charge Coverage Ratio (“FCC”)

[FCC means, with respect to any fiscal period and with respect to Parent determined on a consolidated basis in accordance with GAAP, the ratio of (i) EBITDA for such period minus unfinanced Capital Expenditures made (to the extent not already incurred in a prior period) or incurred during such period, to (ii) Fixed Charges for such period]

measured on a month end tailing basis, of at least 1.10:1.00 (a) for each month-end until October 31, 2013, the trailing months from November 1, 2012 through such date, and (b) as of each month-end commencing November 30, 2013 using a trailing twelve-month measure.  Moreover, we are required to maintain Excess Availability on a consolidated basis of at least $4,000 at all times prior to the later of (x) November 2, 2013 and (y) the last day of the first twelve month period for which Borrowers have maintained a Fixed Charge Coverage Ratio of at least 1.10:1.00.

Other Restrictions.  If we do not maintain Excess Availability of at least $9,625 and a Fixed Charge Coverage Ratio for the most recently ended twelve months of at least  1.20:1.00, then certain restrictions and payment limitations apply, including payment of dividends and distributions.  We are also generally prohibited from incurring any liabilities, or acquiring any assets, except for certain ordinary holding company activities as further described in the Credit Agreement.  Wells Fargo has significant lending discretion under the Credit Agreement, and may modify borrowing base and advance rates, the effect of which may limit the amount of loans that we may have outstanding at any given time.  Wells Fargo may also terminate or accelerate our obligations under the Credit Agreement upon the occurrence of various events in addition to payment defaults and other breaches, including such matters as a change of control of the Company, defaults under other material contracts with third parties, and ERISA violations.

Financial Covenant Compliance/Violations

Under the Former Credit Agreement in effect at December 31, 2011, we were not in compliance with our Former Credit Agreement’s minimum fixed charge coverage ratio of not less than 2.00 to 1.00 for the 12-month period ended December 31, 2011.  We obtained a waiver from Wells Fargo for this default.  We also obtained a waiver from Wells Fargo for noncompliance related to an administrative matter that requires submission of specified information to the lender within 120 days of year end for the year ending June 30, 2011.

Under the Former Credit Agreement as in effect at September 30, 2012, we were required to report adjusted net income each period.  We were not in compliance with its Adjusted Net Income requirement to exceed the $(500) requirement at September 30, 2012.  We obtained a waiver from Wells Fargo for this default and have since amended the agreement and eliminated the income requirement.

We were in compliance with our Credit Agreement’s financial covenants at December 31, 2012.

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

Industrial Revenue Bond.  On December 28, 2006, we engaged in an industrial revenue bond transaction with the City of Atchison, Kansas in order to receive ten-year real property tax abatement on our newly constructed office building and technical center in Atchison, Kansas. At the time of this transaction, the facilities were substantially completed and had been financed with internally generated cash flow.  We recorded the office building and technical center assets into property and equipment on the consolidated balance sheets.  Pursuant to this transaction, the City issued $7,000 principal amount of its industrial revenue bonds to us and then used the proceeds to purchase the office building and technical center from us.  The City then leased the facilities back to Processing under a capital lease, the terms of which provide for the payment of basic rent in an amount sufficient to pay principal and interest on the bonds.  Processing’s obligation to pay rent under the lease is in the same amount and due on the same date as the City’s obligation to pay debt service on the bonds which we hold. The lease permits us to present the bonds at any time for cancellation, upon which our obligation to pay basic rent would be cancelled.  We do not intend to do this until their maturity date in 2016, at which time we may elect to purchase the facilities for $100 (one hundred dollars).  Because we own all outstanding bonds, management considers the debt de-facto cancelled and, accordingly, no amount for our obligations under the capital lease is reflected on our balance sheet.  In connection with this transaction, we agreed to pay the city an administrative fee of $50, which is payable over 10 years.  If we were to present the bonds for cancellation prior to maturity, the $50 fee would be accelerated.

Indemnification Arrangement with ICP and ICP Holdings.  Processing’s Contribution Agreement with ICP and the LLC Interest Purchase Agreement with ICP Holdings require it to indemnify ICP and ICP Holdings until the end of the applicable statute of limitations from and against any damages or liabilities arising from a breach of certain environmental and tax representations and warranties in the Contribution Agreement and the LLC Interest Purchase Agreement and also with respect to certain environmental damages or liabilities related to the recommencement of production at the Pekin plant or to operations at the Pekin plant prior to November 20, 2009.

Indemnification Arrangement with LDI.  MGPII’s Asset Purchase Agreement with LDI and Angostura US Holdings Limited, a Delaware Corporation, requires it to indemnify LDI from and against any damages or liabilities arising from a breach of representations and warranties in the Asset Purchase Agreement and also with respect to certain assumed liabilities.

NEW ACCOUNTING PRONOUNCEMENTS

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 16. Recently Issued Accounting Pronouncements set forth in Item 8.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide Item 7A disclosure in this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of MGP Ingredients, Inc. (the “Company”)  is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

 With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management has concluded that the company’s internal control over financial reporting as of December 31, 2012 was effective.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
MGP Ingredients, Inc.:

We have audited the accompanying consolidated balance sheets of MGP Ingredients, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2012, the six months ended December 31, 2011, and the year ended June 30, 2011. These consolidated financial statements are the responsibility of the MGP Ingredients, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MGP Ingredients, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the year ended December 31, 2012, the six months ended December 31, 2011, and the year ended June 30, 2011, in conformity with U.S. generally accepted accounting principles.

(signed) KPMG LLP

Kansas City, Missouri
March 12, 2013

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Year Ended December 31, 2012	Six Months Ended December 31, 2011	Year Ended June 30, 2011

Sales	$338,232	$146,563	$248,189
Less: excise taxes	3,897	86	274
Net sales	334,335	146,477	247,915
Cost of sales (a)	309,312	143,531	225,038
Gross profit (loss)	25,023	2,946	22,877

Selling, general and administrative expenses	26,536	11,417	21,157
Other operating costs and (gains) losses on sale of Assets	(569)	114	1,075
Impairment of long-lived assets	-	1,301	-
Bargain purchase gain, net of tax	-	(13,048)	-
Income (loss) from operations	(944)	3,162	645

Gain on sale of joint venture interest	4,055	-	-
Other income (expense), net	2	48	8
Interest expense	(870)	(330)	(358)
Equity in loss	(301)	(551)	(1,540)
Income (loss) before income taxes	1,942	2,329	(1,245)

Provision (benefit) for income taxes	318	(8,306)	68
Net income (loss)	$1,624	$10,635	$(1,313)

Per Share Data
Total basic earnings (loss) per common share	$0.09	$0.59	$(0.08)
Total diluted earnings (loss) per common share	$0.09	$0.59	$(0.08)

Dividends per common share	$0.05	$0.05	$0.05

(a)	Includes related party purchases of $49,891 for the year ended December 31, 2012, $40,159 for the six month transition period ended December 31, 2011 and $57,482 for the year ended June 30, 2011.

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Dollars in thousands)

	Year Ended December 31, 2012	Six Months Ended December 31, 2011	Year Ended June 30, 2011
Net income (loss)	$1,624	$10,635	$(1,313)
Other comprehensive income (loss), net of tax:
Company sponsored benefit plans:
Change in pension plans	583	(1,142)	1,257
Change in post employment benefits	85	290	1,535
Change in translation adjustment on non-consolidated foreign subsidiary	7	(41)	20
Commodity derivative activity:
Net losses from cash flow hedges	(286)	(1,252)	-
Losses from cash flow hedges reclassified to cost of sales	186	539	-
Losses from de-designated cash flow hedges reclassified to cost of sales	27	-	-
Ineffective portion of cash flow hedges reclassified to cost of sales	200	586	-
Other comprehensive income (loss)	802	(1,020)	2,812
Comprehensive income	$2,426	$9,615	$1,499

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2012	December 31, 2011

Current Assets
Cash and cash equivalents	$-	$383
Restricted cash	12	7,605
Receivables (less allowance for doubtful accounts: December 31, 2012 - $12; December 31, 2011 - $63)	35,325	27,804
Inventory	36,532	31,082
Prepaid expenses	697	958
Derivative assets	-	1,304
Deferred income taxes	5,283	6,056
Refundable income taxes	242	566
Assets held for sale	-	2,300
Total current assets	78,091	78,058

Property and equipment, net of accumulated depreciation and amortization	75,391	77,079
Equity method investments	7,301	12,147
Other assets	2,388	1,873
Total assets	$163,171	$169,157

Current Liabilities
Current maturities of long-term debt	$1,683	$1,670
Revolving credit facility	-	21,142
Accounts payable	18,860	22,704
Accounts payable to affiliate, net	4,008	6,167
Accrued expenses	5,220	4,023
Derivative liabilities	-	3,465
Total current liabilities	29,771	59,171

Long-term debt, less current maturities	5,168	6,852
Revolving credit facility	25,893	-
Deferred credit	4,133	4,195
Accrued retirement health and life insurance benefits	5,096	6,309
Other non current liabilities	1,000	2,144
Deferred income taxes	5,283	6,056
Total liabilities	76,344	84,727

Commitments and Contingencies – See Notes 4 and 7
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 18,115,965 and 19,530,344 shares at December 31, 2012 and 2011, respectively; 17,934,233 and 18,115,965 shares outstanding at December 31, 2012 and 2011, respectively	6,715	6,715
Additional paid-in capital	7,894	6,925
Retained earnings	72,531	78,953
Accumulated other comprehensive income (loss)	(233)	(1,035)
Treasury stock, at cost
Common; 181,732 and 1,414,379 shares at December 31, 2012 and 2011, respectively	(84)	(7,132)
Total stockholders’ equity	86,827	84,430
Total liabilities and stockholders’ equity	$163,171	$169,157

See Accompanying Notes to Consolidated Financial Statements

           MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31, 2012	Six Months Ended December 31, 2011	Year Ended June 30, 2011

Cash Flows from Operating Activities
Net income (loss)	$1,624	$10,635	$(1,313)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,568	5,047	8,843
Gain on sale of joint venture interest	(4,055)	-	-
Loss (gain) on sale of assets	(832)	117	322
Share based compensation	969	510	1,164
Bargain purchase gain, net of tax	-	(13,048)	-
Loss on impairment of assets	-	1,301	-
Deferred income taxes	-	(8,340)	-
Equity in loss	301	551	1,540
Changes in operating assets and liabilities, net of acquisition:
Restricted cash	7,593	(6,577)	(57)
Receivables, net	(7,521)	4,368	(10,170)
Inventory	(5,450)	(4,082)	(2,568)
Prepaid expenses	261	244	316
Refundable income taxes	324	(37)	53
Accounts payable	(4,302)	412	5,907
Accounts payable to affiliate, net	(2,159)	1	1,215
Accrued expenses	593	(650)	(3,111)
Change in derivatives	(2,034)	(220)	2,267
Deferred credit	(630)	(303)	(881)
Accrued retirement health and life insurance benefits and other noncurrent liabilities	(1,081)	(76)	(659)
Other	(195)	544	271
Net cash provided by (used in) operating activities	(5,026)	(9,603)	3,139

Cash Flows from Investing Activities
Additions to property and equipment	(9,229)	(1,502)	(12,775)
Acquisition of LDI’s Distillery Business	-	(10,901)	-
Investments in/ advances to equity method investments	(500)	-	-
Proceeds from sale of interest in ICP, net	9,103	-	-
Proceeds from disposition of property and Equipment	3,263	79	-
Other	568	-	-
Net cash provided by (used in) investing activities	3,205	(12,324)	(12,775)

Cash Flows from Financing Activities
Payment of dividends	(914)	(906)	(891)
Purchase of treasury stock	(84)	(84)	(33)
Proceeds from stock plans	-	-	48
Exercise of stock options	-	98	452
Loan fees incurred with borrowings	(644)	-	-
Proceeds from issuance of long-term debt	-	-	7,335
Principal payments on long-term debt	(1,671)	(885)	(699)
Proceeds from revolving credit facility	127,089	165,242	317,179
Principal payments on revolving credit facility	(122,338)	(148,758)	(312,521)
Net cash provided by financing activities	1,438	14,707	10,870

Increase (decrease) in cash and cash equivalents	(383)	(7,220)	1,234
Cash and cash equivalents, beginning of period	383	7,603	6,369
Cash and cash equivalents, end of period	-	$383	$7,603

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, July 1, 2010	$4	$6,715	$7,606	$71,428	$(2,827)	$(10,142)	$72,784
Comprehensive income:
Net loss				(1,313)			(1,313)
Other comprehensive income					2,812		2,812
Options exercised			53			622	675
Dividends paid				(891)			(891)
Share-based compensation			1,164				1,164
Stock plan shares issued from treasury, net of forfeitures			(1,350)			1,350	-
Stock shares repurchased						(33)	(33)
Balance, June 30, 2011	$4	$6,715	$7,473	$69,224	$(15)	$(8,203)	$75,198
Comprehensive income:
Net income				10,635			10,635
Other comprehensive income					(1,020)		(1,020)
Options exercised			(1)			98	97
Dividends paid				(906)			(906)
Share-based compensation			510				510
Stock plan shares issued from treasury, net of forfeitures			(1,057)			1,057	-
Stock shares repurchased						(84)	(84)
Balance, December 31, 2011	$4	$6,715	$6,925	$78,953	$(1,035)	$(7,132)	$84,430
Comprehensive income:
Net income				1 ,624			1,624
Other comprehensive income					802		802
Dividends paid				(914)			(914)
Share-based compensation			969				969
Stock shares repurchased						(84)	(84)
Cancellation of treasury stock				(7,132)		7,132	-
Balance, December 31, 2012	$4	$6,715	$7,894	$72,531	$(233)	$(84)	$86,827

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands, unless otherwise noted)

NOTE 1:	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company.  MGP Ingredients, Inc. (“Registrant” or “Company”) is a Kansas corporation headquartered in Atchison, Kansas.  It was incorporated in 2011 and is a holding company with no operations of its own.  Its principal directly-owned operating subsidiaries are MGPI Processing, Inc. (“Processing”) and MGPI of Indiana, LLC (“MGPI-I”).  Processing was incorporated in Kansas in 1957 and is the successor to a business founded in 1941 by Cloud L. Cray, Sr.  Prior to the Reorganization (discussed below), Processing was named MGP Ingredients, Inc.  MGPI-I (previously named Firebird Acquisitions, Inc.) acquired substantially all the beverage alcohol distillery assets of Lawrenceburg Distillers Indiana, LLC (“LDI”) at its Lawrenceburg and Greendale, Indiana facility (“Indiana Distillery”) on December 27, 2011.

On January 3, 2012, MGP Ingredients, Inc. reorganized into a holding company structure (the “Reorganization”) through a series of steps involving various legal entities as further described below.  By engaging in the Reorganization, the Company sought to better isolate risks that might reside in one facility or operating unit from its other facilities or operating units.  It also believes that a holding company structure will facilitate ramp-up of new businesses that might be developed, accommodate future growth through acquisitions and joint ventures, create tighter focus within operating units, and enhance commercial activities and financing possibilities.

The Reorganization was effected through a merger (the “Merger”) of Processing with MGPI Merger Sub, Inc., which was an indirect wholly-owned subsidiary of Processing and a direct, wholly-owned subsidiary of MGPI Holdings, Inc (“Holdings”).  Holdings was formerly a direct, wholly-owned subsidiary of Processing.  Each of Holdings and MGPI Merger Sub, Inc. were organized in connection with the Merger.  Processing survived the Merger, and as a result, became a direct wholly-owned subsidiary of Holdings.  Upon completion of the Reorganization, Holdings changed its name to MGP Ingredients, Inc., former holders of Processing’s common stock owned the same number of shares and same ownership percentage of Holdings as they did of Processing immediately prior to the Reorganization, and Holdings replaced Processing as the public corporation.  The consolidated assets and liabilities of Holdings and its subsidiaries immediately after the Reorganization were the same as the consolidated assets and liabilities of Processing and its subsidiaries immediately before the effective time of the Merger.  Immediately following the Reorganization:  Holdings’ articles of incorporation and bylaws were the same in all material respects as those of Processing before the Merger, each director of Processing was a director of Holdings, and management of Holdings was the same (in all material respects) as the management of Processing prior to the Merger. Following the Reorganization, “Holdings” and “Company” refer to the same entity.  To further the holding company structure, Processing distributed three of its formerly directly owned subsidiaries, MGPI-I, D.M. Ingredients, GmbH and Midwest Grain Pipeline, Inc., to Holdings.  Processing’s other subsidiary, Illinois Corn Processing, LLC, remained a directly owned subsidiary of Processing, now 30% owned.

The Company processes flour, corn, barley and rye into a variety of products through an integrated production process.  The Company is a producer of certain distillery and ingredients products derived from grain and has three reportable segments: distillery products, ingredient solutions, and other. Effective February 8, 2013, the Company sold substantially all assets included in its other segment as further described in Note 20. Subsequent Events.   The distillery products segment consists primarily of food grade alcohol, and to a much lesser extent, fuel grade alcohol, and distillers feed. Fuel grade alcohol and distillers feed are co-products of our distillery operations.  The ingredient solutions segment products primarily consist of specialty starches, specialty proteins, commodity starches and commodity vital wheat gluten.  Included in the other segment products are comprised of plant-based biopolymers and wood-based composite resins manufactured through the further processing of certain of our proteins and starches and wood.

The Company sells its products on normal credit terms to customers in a variety of industries located primarily throughout the United States and Japan.  The Company operates plants in Atchison, Kansas, and Lawrenceburg and Greendale, Indiana.

 During the second quarter of fiscal 2010, through a series of transactions, the Company formed a joint venture by contributing its former Pekin, Illinois plant to a newly formed company, Illinois Corn Processing, LLC (“ICP”), and then selling a 50 percent interest in ICP.  In 2012, the Company sold an additional 20 percent interest in ICP.  The Company historically purchased food grade alcohol products manufactured by ICP.  The Company produces textured wheat proteins through a toll manufacturing arrangement at a facility in the Netherlands, and operated a facility in Onaga, Kansas for the production of plant-based biopolymers and wood composites.  During December 2011, through its wholly owned subsidiary MGPI-I, the Company acquired the beverage alcohol distillery assets (“Distillery Business”) of LDI.

Fiscal Year End Change.  Effective December 31, 2011, the Company changed its fiscal year end from June 30 to December 31.  The consolidated financial statements presented herein include the Company’s results for the year ended December 31, 2012 (the Company’s first full fiscal year since the year end change), the six month transition period of July 1, 2011 to December 31, 2011, and the year ended June 30, 2011.

The unaudited comparative information for the year ended December 31, 2011 and the six months ended December 31, 2010 is included in Note 17. Transition Period Comparative Data.

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

Restricted Cash.  The Company segregates certain interest bearing cash accounts in accordance with commodity exchange requirements.  Restricted cash consists of interest bearing clearing accounts on deposit with and pledged to the Company’s broker for exchange-traded commodity instruments, as further described in Note 14.Derivative Instruments and Fair Value Measurements.

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

Inventory.  Inventory includes finished goods, raw materials in the form of agricultural commodities used in the production process and certain maintenance and repair items.  Inventories are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventory valuations are impacted by constantly changing prices paid for key materials, primarily corn.

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

Effective July 1, 2011, management elected to restart hedge accounting for qualifying derivative contracts entered into on or after July 1, 2011.  On February 29, 2012, the Company discontinued hedge accounting and de-designated its hedge positions.  On the date a derivative contract was entered into, the Company was required to designate the derivative as a hedge of variable cash flows to be paid with respect to certain forecasted cash purchases of commodities used in the manufacturing process (“a cash-flow hedge”).  This accounting requires linking all derivatives that were designated as cash-flow hedges to specific firm commitments or forecasted transactions.  For cash flow hedging relationships entered into from July 1, 2011 to February 28, 2012, to qualify for cash flow hedge accounting, the Company formally documented the hedging relationship and its risk management objective and strategy for undertaking the hedge transactions, the hedging instrument, the hedged item, the nature of the risk hedged, the hedging instrument’s effectiveness in offsetting the hedged risk, and a description of the method utilized to measure ineffectiveness.  The Company formally assessed, both at the hedge’s inception and on an ongoing basis, whether the derivatives that were used in hedging transactions were highly effective in offsetting changes in the expected cash flows of hedged items.  Changes in fair value of contracts that qualified as cash-flow hedges that were highly effective were marked to fair value as derivative assets or derivative liabilities with the offset recorded to accumulated other comprehensive income (loss) (“AOCI”).  Gains and losses on commodity hedging contracts were reclassified from AOCI to current earnings when the finished goods produced using the hedged item were sold.  The maximum term over which the Company hedges exposures to the variability of cash flows for commodity price risk was generally 12 months.  The ineffective portion of the change in fair value of a derivative instrument that qualifies as a cash-flow hedge was reported in current period earnings.

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

Assets Held for Sale.  The Company records assets held for sale at the lower of the carrying value or estimated fair value less costs to sell. In determining the fair value of the assets less cost to sell, the Company considers factors including current appraisals and any recent legitimate offers. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell. Depreciation is discontinued when assets are classified as held for sale.  At December 31, 2012 none of the Company’s assets met this criteria.

Properties, Depreciation and Amortization.  Property and equipment are typically stated at cost.  Additions, including those that increase the life or utility of an asset, are capitalized and all properties are depreciated over their estimated remaining useful lives.  Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Buildings and improvements	20 – 40 years
Transportation equipment	5 – 6 years
Machinery and equipment	10 – 12 years

Maintenance costs are expensed as incurred. The cost of property and equipment sold, retired or otherwise disposed of as well as related accumulated depreciation and amortization is eliminated from the property accounts with related gains and losses reflected in the Consolidated Statements of Operations.  The Company capitalizes interest costs associated with significant construction projects.  Total interest incurred for the year ended December 31, 2012, the six month transition period ended December 31, 2011 and for the year ended June 30, 2011is noted below:
Periods ended,	Year Ended December 31, 2012	Six Months Ended December 31, 2011	Year Ended June 30, 2011
Interest costs charged to expense	$870	$330	$358
Plus: Interest cost capitalized	136	62	160
Total	$1,006	$392	$518

Equity Method Investments.  The Company applies the provisions of ASC 810 – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which include a qualitative approach to identifying a controlling financial interest in a variable interest entity and determination of the primary beneficiary.

The Company accounts for its investment in non-consolidated subsidiaries under the equity method of accounting when the Company has significant influence, but does not have more than 50% voting control, and is not considered the primary beneficiary.  Under the equity method of accounting, the Company reflects its investment in non-consolidated subsidiaries within the Company’s Consolidated Balance Sheets as “Equity Method Investments”; the Company’s share of the earnings or losses of the non-consolidated subsidiaries are reflected as “Equity in earnings (loss)” in the Consolidated Statements of Operations.

The Company reviews its investments in non-consolidated subsidiaries for impairment whenever events or changes in business circumstances indicate that the carrying amount of the investments may not be fully recoverable. Evidence of a loss in value that is other than temporary include, but are not limited to, the absence of an ability to recover the carrying amount of the investment, the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment, or, where applicable, estimated sales proceeds which are insufficient to recover the carrying amount of the investment. If the fair value of the investment is determined to be less than the carrying value and the decline in value is considered to be other than temporary, an appropriate write-down is recorded based on the excess of the carrying value over the best estimate of fair value of the investment.

Earnings (loss) per Share.  The Company applied the provisions of ASC 260 – Earnings Per Share.  Basic and diluted earnings (loss) per share are computed using the two-class method, which is an earnings allocation formula that determines net income (loss) per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings.  Per share amounts are computed by dividing net income (loss) from continuing operations attributable to common shareholders by the weighted average shares outstanding during each year or period.

Deferred Credit.  In 2001, the United States Department of Agriculture developed a grant program for the gluten industry. The Company received nearly $26,000 of grants. The funds were required to be used for research, marketing, promotional and capital costs related to value-added gluten and starch products. Funds allocated on the basis of current operating costs were recognized in income as those costs were incurred. Funds allocated based on capital expenditures are being recognized in income as the related assets are depreciated.  As of December 31, 2012 and 2011, deferred credit related to the USDA Grant was $3,599 and $4,195, respectively.  In 2012, the Lawrenceburg Conservancy District (LCD) in Greendale, IN agreed to reimburse the Company up to $1,250 of certain capital maintenance costs of a Company-owned warehouse structure that is integral to the efficacy of the LCD’s flood control system.  Certain capital maintenance activities per the agreement were completed prior to December 31, 2012 and the remaining capital maintenance activities are expected to be completed during calendar year 2013.  As of December 31, 2012, $568 had been reimbursed by the LCD and was included as a deferred credit.   When the qualifying maintenance activities are completed, the deferred credit balance will be recognized in income as the related asset is depreciated.

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

The Company’s Distillery segment routinely produces unaged distillate and this product is frequently barreled and warehoused at a Company location for an extended period of time in accordance with directions received from the Company’s customers.  This product must meet customer acceptance specifications, the risks of ownership and title for these goods must be passed, and requirements for bill and hold revenue recognition must be met prior to the Company recognizing revenue for this product.  Separate warehousing agreements are maintained for customers who store their product with the Company and warehouse revenues are recognized as the service is provided.

Sales include customer paid freight costs billed to customers of $10,653 for the year ended December 31, 2012, $6,528 for the six month transition period ended December 31, 2011 and $12,540 for the year ended June 30, 2011.

Excise Taxes.  Certain sales of the Company are subject to excise taxes, which the Company collects from customers and remits to governmental authorities.  The Company records the collection of excise taxes on distilled products sold to these customers as accrued expenses.  No revenue or expense is recognized in the consolidated statements of operations related to customer-paid excise taxes.

Research and Development.  Research and development costs are expensed as incurred.  These costs totaled $2,344 for the year ended December 31, 2012, $954 for the six month transition period ended December 31, 2011 and $1,431 for the year ended June 30, 2011.

Long-Lived Assets and Loss on Impairment of Assets.  Management reviews long-lived assets, mainly property and equipment assets, whenever events or circumstances indicate that usage may be limited and carrying values may not be fully recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are determined to be impaired, the impairment is measured by the amount by which the asset carrying value exceeds the estimated fair value of the assets.  Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Fair Value of Financial Instruments.  The Company measures financial instruments in accordance with FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), for financial assets and liabilities measured on a recurring basis. ASC 820 defines the fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company determines the fair values of its financial instruments based on the fair value hierarchy established in ASC 820, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy is broken down into three levels based upon the observability of inputs. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability. The Company has derivative financial instruments, which are subject to fair value measurements as further discussed in Note 14. Derivative Instruments and Fair Value Measurements.

FASB ASC 825, Financial Instruments, requires the disclosure of the estimated fair value of financial instruments. The Company’s short term financial instruments include cash and cash equivalents, accounts receivable and accounts payable.  The revolving credit facility was classified as a short term financial instrument at December 31, 2011 and a long term financial instrument at December 31, 2012.  The carrying value of the short term financial instruments approximates the fair value due to their short term nature. These financial instruments have no stated maturities or the financial instruments have short term maturities that approximate market.

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $32,596 and $8,647 at December 31, 2012 and 2011, respectively. The financial statement carrying value was $32,744 and $8,522 at December 31, 2012 and 2011, respectively.  These fair values are considered Level 2 under the fair value hierarchy.

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

NOTE 2:	OTHER BALANCE SHEET CAPTIONS

Inventory.  Inventory consists of the following:

	December 31, 2012	December 31, 2011

Finished goods	$14,272	$15,728
Barreled distillate	9,080	2,473
Raw materials	5,959	5,352
Work in process	2,571	3,529
Maintenance materials	4,116	3,468
Other	534	532
Total	$36,532	$31,082

Property and equipment.  Property and equipment consist of the following:

	December 31, 2012	December 31, 2011

Land, buildings and improvements	$39,509	$40,073
Transportation equipment	2,360	2,087
Machinery and equipment	144,106	141,195
Construction in progress	4,544	2,030
Property and equipment, at cost	190,519	185,385
Less accumulated depreciation and Amortization	(115,128)	(108,306)
Property and equipment, net	$75,391	$77,079

Property and equipment includes machinery and equipment assets under capital leases totaling $8,376 at December 31, 2012 and December 31, 2011.  Accumulated depreciation for these assets totaled $3,660, and $1,540 at December 31, 2012 and December 31, 2011, respectively.

Accrued expenses.  Accrued expenses consist of the following:

	December 31, 2012	December 31, 2011
Employee benefit plans (Note 8)	$784	$421
Salaries and wages	1,843	1,334
Restructuring charges	643	745
Property taxes	512	426
Other accrued expenses	1,438	1,097
Total	$5,220	$4,023

NOTE 3:	EQUITY METHOD INVESTMENTS

 As of December 31, 2012, the Company’s investments accounted for on the equity method of accounting consist of the following: (1) 30 percent interest in Illinois Corn Processing, LLC (“ICP”), which manufactures alcohol for fuel, industrial and beverage applications, and (2) 50 percent interest in D.M. Ingredients, GmbH, (“DMI”), which produces certain specialty starch and protein ingredients.

Processing completed a series of related transactions on November 20, 2009 pursuant to which Processing contributed its Pekin plant and certain maintenance and repair materials to a newly-formed company, ICP, and then sold 50 percent of the membership interest in ICP to ICP Holdings.  In connection with these transactions, Processing entered into various agreements with ICP and ICP Holdings, including a Contribution Agreement, an LLC Interest Purchase Agreement, a Limited Liability Company Agreement and a Marketing Agreement, which are discussed in greater detail Note 3.  Investment in Joint Ventures in Item 8 of Form 10-K for the six month transition period ended December 31, 2011.

On February 1, 2012, Illinois Corn Processing Holdings (“ICP Holdings”), an affiliate of SEACOR Energy Inc., exercised its option to purchase an additional 20 percent of the membership interest in ICP.  The sales price was $9,103 and was determined in accordance with the LLC Interest Purchase Agreement.  Following its exercise, ICP Holdings owns 70 percent of ICP, is entitled to name 4 of ICP’s 6 advisory board members, and generally has control of ICP’s day to day operations.  Processing owns 30 percent of ICP and is entitled to name 2 of ICP’s 6 advisory board members.

Certain Rights of Joint Venture Partners and ICP’s lender

- Marketing Agreement

Under the Marketing Agreement, ICP manufactured and supplied food grade and industrial-use alcohol products for the Company and the Company purchased, marketed and sold such products for a marketing fee.  Effective January 1, 2013, the Marketing Agreement expired.  The Company does not plan to source products from ICP after March 2013.

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

Losses of such nature are also events of default under ICP’s term loan and revolving credit agreements with its lender, an affiliate (sister company) of SEACOR Energy Inc., which, upon any requisite notice and/or lapse of time, would entitle the lender to impose a default rate of interest, foreclose on ICP’s assets and, in the case of the working capital deficiency or successive losses, enforce the closure provisions referred to above.  During the six month transition period ended December 31, 2011, ICP experienced an EBITDA loss in excess of the $500 threshold amount in the quarter ended September 30, 2011.  During fiscal year 2011, ICP experienced EBITDA losses in excess of the $500 threshold amount in the quarters ended December 31, 2010 and June 30, 2011.  ICP Holdings permanently waived its rights for covenant violations related to these EBITDA losses.    ICP’s revolving credit facility with an affiliate of SEACOR Energy Inc. was expired as of December 31, 2012 and has not been renewed.  The Company has no further funding requirement to ICP.

Related Party Transactions

See Note 15. Related Party Transactions for discussion related to related party transactions with ICP.

Realizability of ICP investment

Based on the facts and circumstances that existed at December 31, 2012, including recurring losses experienced, forecasted losses expected for 2013, the expiration of ICP’s revolving credit agreement resulting in no assured liquidity source and the Company’s plan to substantially reduce the sourcing of their product from ICP, the Company’s management decided to assess their investment in ICP for impairment.

The Company’s impairment evaluation of ICP included a specific assessment of the fair value of ICP’s net assets, after considering ICP capitalization, sales proceeds of other similar plants that have been sold, and expected net sales proceeds that the Company would expect to be realized if ICP were sold to a third party.  Given this specific situation, the Company’s management has concluded the fair value of the Company’s 30% interest in ICP is greater than the $6,898 carrying value of the ICP investment at December 31, 2012.

Summary Financial Information

Condensed financial information of the Company’s non-consolidated equity method investment in ICP is shown below.

	Year Ended December 31, 2012	Six Months Ended December 31, 2011	Year Ended June 30, 2011
ICP’s Operating results:
Net sales (a)	$207,084	$131,181	$193,825
Cost of sales and expenses (b)	(208,623)	(132,421)	(196,964)
Net loss	$(1,539)	$(1,240)	$(3,139)

ICP’s Balance Sheet:	December 31, 2012	December 31, 2011
Current assets	$19,972	$30,483
Noncurrent assets	19,856	24,769
Total assets	$39,828	$55,252

Current liabilities	$16,631	$12,769
Noncurrent liabilities	203	18,929
Equity	22,994	23,554
Total liabilities and equity	$39,828	$55,252

(a)	Includes related party sales of $48,611 for the year ended December 31, 2012, $40,159 for the six month transition period ended December 31, 2011 and $57,482 for the year ended June 30, 2011.
(b)	Includes depreciation and amortization of $5,008 for the year ended December 31, 2012, $2,709 for the six month transition period ended December 31, 2011 and $5,103 for the year ended June 30, 2011.

The Company’s equity in earnings (loss) is as follows:

	Year Ended December 31, 2012	Six Months Ended December 31, 2011	Year Ended June 30, 2011

ICP (30% interest) (a)	$(327)	$(620)	$(1,570)
DMI (50% interest)	26	69	30
	$(301)	$(551)	$(1,540)

(a)
The Company’s ownership percentage of ICP was 50 percent through February 1, 2012, when the Company sold a 20 percent interest of its investment.  From February 2, 2012 through December 31, 2012, the Company’s ownership percentage in ICP was 30 percent.

The Company’s investment in the non-consolidated subsidiary is as follows:

	December 31,
	2012	2011

ICP (30% interest) (a)	$6,898	$11,777
DMI (50% interest)	403	370
	$7,301	$12,147

(a)
The Company’s ownership percentage of ICP was 50 percent through February 1, 2012, when the Company sold a 20 percent interest of its investment.  From February 2, 2012 through December 31, 2012, the Company’s ownership percentage in ICP was 30 percent.

NOTE 4:	CORPORATE BORROWINGS AND CAPITAL LEASE OBLIGATIONS

Indebtedness Outstanding.  Debt consists of the following:

	December 31,
	2012	2011

Revolving Credit Agreement, 2.84% (variable interest rate)	$25,893	$21,142
Secured Promissory Note, 6.39% (variable interest rate), due monthly to July, 2016.	1,070	1,374
Water Cooling System Capital Lease Obligation, 2.61%, due monthly to May, 2017	5,603	6,754
Other Capital Lease Obligations, 0.61%, due monthly to October, 2013.	178	394

Total	32,744	29,664

Less revolving credit agreement	-	(21,142)
Less current maturities of long term debt	(1,683)	(1,670)

Long-term debt	$31,061	$6,852

Credit Agreement and Former Credit Agreement.   On November 2, 2012, the Company entered into an Amended and Restated Credit Agreement, and ancillary documents with Wells Fargo (the “Credit Agreement”).  The Credit Agreement amends the Company’s Former Credit Agreement with the lender in all material respects, key terms of the amended agreement are as follows:

The Credit Agreement matures on November 2, 2017, provides for the provision of letters of credit and revolving loans with a Maximum Revolver Commitment of $55,000, subject to borrowing base limitations. These limitations are generally based on the value of eligible inventory, as defined in the Credit Agreement, and accounts receivable owned by the Borrowers.  The Credit Agreement includes a possible future $5,000 fixed asset sub-line facility that increases the applicable borrowing base by up to $5,000 in the event that certain unencumbered equipment and real estate is mortgaged (e.g., the equipment and real estate at the Lawrenceburg distillery) and certain Excess Availability (as defined in the Credit Agreement) thresholds are satisfied.

Borrowings under the Credit Agreement may bear interest either on a Base Rate model or a LIBOR Rate model.  For LIBOR Rate Loans, the interest rate is equal to the per annum LIBOR Rate (based on 1, 2, 3 or 6 months) plus 2.00 – 2.50% (depending upon the average Excess Availability, as described below).  For Base Rate Loans, the interest rate shall be the greatest of (a) 1.00%, (b) the Federal Funds Rate plus 0.50%, (c) one-month LIBOR Rate plus 1.00%, and (d) Wells Fargo’s “prime rate” as announced from time to time.  The weighted average rate in effect at December 31, 2012 was 2.84%.  The Credit Agreement provides for an unused line fee equal to 0.375% per annum multiplied by the difference of the total revolving loan commitment less the average outstanding revolving loans for the given period, as well as customary field examination and appraisal fees, letter of credit fees and other administrative fees.

The Company’s Credit Agreement contains a number of financial and other covenants, including provisions that require the Company under certain circumstances to meet certain financial tests.  These covenants may limit or restrict the Company’s ability to:

•	incur additional indebtedness;
•
pay cash dividends or make distributions if the Company doesn’t maintain excess availability of $9,625 and fixed charge coverage ratio for the most recently completed twelve months of at least 1.20:1.00;

•	dispose of assets;
•	create liens on Company assets;
•	pledge the fixed and real property assets of LDI’s Distillery Business; or
•	merge or consolidate.

Under the Credit Agreement, the Company must comply with the following covenants:

Financial Covenants.  For all periods in which the Excess Availability (which is the total availability for loans, less the Company’s and its subsidiaries’ trade payables aged in excess of historical levels and book overdrafts) is less than $9,625, the Borrowers are required to have a Fixed Charge Coverage Ratio (“FCC”_

[FCC means, with respect to any fiscal period and with respect to Parent determined on a consolidated basis in accordance with GAAP, the ratio of (i) EBITDA for such period minus unfinanced Capital Expenditures made (to the extent not already incurred in a prior period) or incurred during such period, to (ii) Fixed Charges for such period]

measured on a month end trailing basis, of at least 1.10:1.00 (a) for each month-end until October 31, 2013, for the trailing months from November 1, 2012 through such date, and (b) as of each month-end commencing November 30, 2013 using a trailing twelve-month measure.  Moreover, Borrowers are required to maintain Excess Availability on a consolidated basis of at least $4,000 at all times prior to the later of (a) November 2, 2013 and (b) the last day of the first twelve month period for which Borrowers have maintained a Fixed Charge Coverage Ratio of at least 1.10:1.00.

Other Restrictions.  The Company is generally prohibited from incurring any liabilities, or acquiring any assets, except for certain ordinary holding company activities as further described in the Credit Agreement.  Wells Fargo has significant lending discretion under the Credit Agreement, and may modify borrowing base and advance rates, the effect of which may limit the amount of loans that the Borrowers may have outstanding at any given time.  Wells Fargo may also terminate or accelerate our obligations under the Credit Agreement upon the occurrence of various events in addition to payment defaults and other breaches, including such matters as a change of control of the Company, defaults under other material contracts with third parties, and ERISA violations.

Financial Covenant Compliance/Violations

Under the Former Credit Agreement in effect at December 31, 2011, the Company was not in compliance with its Former Credit Agreement’s minimum fixed charge coverage ratio of not less than 2.00 to 1.00 for the 12-month period ended December 31, 2011.  The Company obtained a waiver from Wells Fargo for this default.  The Company also obtained a waiver from Wells Fargo for noncompliance related to an administrative matter that requires submission of specified information to the lender within 120 days of year end for the year ending June 30, 2011.

Under the Former Credit Agreement as in effect at September 30, 2012, the Company was required to report adjusted net income each period.  The Company was not in compliance with its Adjusted Net Income requirement to exceed a $(500) adjusted net income requirement at September 30, 2012.  The Company obtained a waiver from Wells Fargo for this default and has since amended the agreement and eliminated the income requirement.

The Company was in compliance with its Credit Agreement’s financial covenants at December 31, 2012.

6.39% (variable interest rate) Secured Promissory Note, due monthly to July 2016.  On July 20, 2009, Union State Bank – Bank of Atchison (“Bank of Atchison”), which previously had loaned the Company $1,500, agreed to loan Processing an additional $2,000.  The note for this loan is secured by a mortgage and security interest on the Company’s Atchison plant and equipment.  The note bears interest at 6.00% over the three year treasury index, adjustable quarterly, and is payable in 84 monthly installments of $32, with any balance due on the final installment. See Note 16. Related Party Transactions for further discussion on this related party transaction.

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

Other Capital Lease Obligations.  These were entered in connection with implementation of numerous information technology initiatives and other equipment purchases which have been funded under various capital lease agreements with rates ranging from 0.61% to 7.91%, certain of which expired during the six month transition period ended December 31, 2011.  One capital lease remains outstanding at December 31, 2012, which has a final maturity of October 2013.  This lease is unsecured.  The assets are included in Property and Equipment on the accompanying Consolidated Balance Sheets.

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

The purpose of the transaction was to facilitate certain property tax abatement opportunities available related to the constructed facilities.  The facilities acquired with bond proceeds will receive property tax abatements which terminate upon maturity of the Bonds on December 1, 2016.  The issuance of the Bonds was integral to the tax abatement process.  Financing for the Facilities was provided internally from Processing’s operating cash flow.  Accordingly, upon consummation of the transaction and issuance of the Bonds, Processing acquired all bonds issued for $7,000, excluding transaction fees.  As a result, Processing owns all of the outstanding Bonds.  Because Processing owns all outstanding bonds, management considers the debt de-facto cancelled and, accordingly, no amount for these Bonds is reflected as debt outstanding on the Consolidated Balance Sheets as of December 31, 2012 or December 31, 2011.

Leases and Debt Maturities.  Processing leases railcars and other assets under various operating leases.  For railcar leases, the Company is generally required to pay all service costs associated with the railcars.  Rental payments include minimum rentals plus contingent amounts based on mileage.  Rental expenses under operating leases with terms longer than one month were $2,485 for the year ended December 31, 2012, $1,255 for the six month transition period ended December 31, 2011 and $2,128 for the year ended June 30, 2011.  Minimum annual payments and present values thereof under existing debt maturities, capital leases and minimum annual rental commitments under non-cancelable operating leases are as follows:

			Capital Leases
Year Ending December 31,	Revolving Credit Agreement	Long-Term Debt	Minimum Lease Payments	Less Interest	Net Present Value	Total Debt	Operating Leases
2013	$-	$324	$1,495	$136	$1,359	$1,683	$2,583
2014	-	346	1,316	104	1,212	1,558	1,747
2015	-	369	1,316	72	1,244	1,613	1,728
2016	-	31	1,316	39	1,277	1,308	1,639
2017	25,893	-	695	6	689	26,582	1,178
Thereafter	-	-	-	-	-	-	1,357
Total	$25,893	$1,070	$6,138	$357	$5,781	$32,744	$10,232

NOTE 5:	INCOME TAXES

The provision (benefit) for income taxes from continuing operations is comprised of the following:

	Year Ended December 31, 2012	Six Months Ended December 31, 2011	Year Ended June 30, 2011

Current:
Federal	$-	$-	$-
State	318	30	68
	318	30	68
Deferred:
Federal	-	(6,750)	-
State	-	(1,586)	-
	-	$(8,336)	-
Total	$318	$(8,306)	$68

A reconciliation of the provision for income taxes from continuing operations at the normal statutory federal rate to the provision included in the accompanying consolidated statements of operations is shown below:

Periods ended,	Year Ended December 31, 2012	Six Months Ended December 31, 2011	Year Ended June 30, 2011

“Expected” provision at federal statutory rate	$680	$812	$(463)
State income taxes	106	111	(45)
Bargain purchase gain	-	(4,985)	-
Change in valuation allowance	(447)	(4,263)	204
Change due to state rate change	-	-	320
Other	(21)	19	52
Provision for income taxes	$318	$(8,306)	$68
Effective tax rate	16.4%	(358.2)%	(5.5%)

The Company continues to maintain a full valuation allowance against its net deferred tax assets as of December 31, 2012.  During the six month transition period ended December 31, 2011, the Company recorded deferred tax liabilities on the acquired assets from the LDI acquisition.  The Company determined it was more likely than not that it would be able to utilize additional income tax benefits from its existing deferred tax assets that were previously offset by a valuation allowance.  As the resulting valuation allowance release of $4,263 related to the Company's deferred tax assets at December 31, 2011, the release was recorded as an income tax benefit outside of the business combination during the six month transition period ended December 31, 2011.

The tax effects of temporary differences related to deferred income taxes shown on the consolidated balance sheets are as follows:

	December 31, 2012	December 31, 2011	June 30, 2011

Deferred income tax assets:
Post-retirement liability	$2,277	$2,520	$2,595
Deferred income	1,651	1,676	1,796
Stock based compensation	1,857	1,579	1,558
Federal operating loss carry-forwards	11,481	15,788	11,214
Capital loss carryforward	2,243	2,045	-
State tax credits	3,022	3,022	3,022
State operating loss carry-forwards	7,638	8,427	6,858
Other	4,626	4,833	3,947
Less: valuation allowance	(9,053)	(9,840)	(13,675)
Gross deferred income tax assets	25,742	30,050	17,315

Deferred income tax liabilities:
Fixed assets	(20,180)	(21,860)	(10,878)
Equity method investment	(526)	(1,999)	(1,939)
Other	(5,036)	(6,191)	(4,498)
Gross deferred income tax liabilities	(25,742)	(30,050)	(17,315)
Net deferred income tax liability	$-	$-	$-

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

As of December 31, 2012, the Company had approximately $32,804 and $93,362 of federal and state net operating loss carry-forwards, respectively.  The federal net operating loss will expire as follows:  $18,917 will expire before the end of calendar year 2028, and $13,887 will expire before the end of calendar year 2031.  Due to varying state carry-forward periods, the state net operating losses will expire between calendar years 2013 and 2031.  The Company has a capital loss carry-forward of $5,615 as of December 31, 2012, of which $1,989, $3,328, and $298 will expire at the end of calendar years 2015, 2016, and 2017, respectively.  The Company also has state tax credit carry-forwards of approximately $3,022.  The state tax credits will expire in varying periods through calendar year 2021.

The Company elected to change its fiscal year for income tax purposes to December 31 to conform with the change in its financial accounting year.

As of December 31, 2012, the total gross amount of unrecognized tax benefits (excluding interest and penalties) was $445, of which $29 would impact the effective tax rate, if recognized.  As of December 31, 2011, the total gross amount of unrecognized tax benefits (excluding interest and penalties) was $445, of which $29 would impact the effective tax rate, if recognized.  As of June 30, 2011, the total gross amount of unrecognized tax benefits (excluding interest and penalties) was $414, of which $29 would impact the effective tax rate, if recognized.

The Company has elected to treat interest and penalties related to tax liabilities as a component of income tax expense.  During the year ended December 31, 2012, and for all periods presented, the Company’s activity in accrued interest and penalties was not significant.

The following is a reconciliation of the total amount of unrecognized tax benefits (excluding interest and penalties) for the year ended December 31, 2012, the six month transition period ended December 31, 2011 and the year ended June 30, 2011:

	Year Ended December 31, 2012	Six Months Ended December 31, 2011	Year Ended June 30, 2011
Beginning of period balance	$445	$414	$365
Additions for tax positions of prior years	-		13
Decreases for tax positions of prior years	-	(1)	-
Additions for tax positions of the current year	-	32	36

End of period balance	$445	$445	$414

The Company does not expect a significant change in the amount of unrecognized tax benefits in the next twelve months.

The Company’s federal returns for the fiscal years ended June 30, 2004 through June 30, 2011, the short period ended December 31, 2011, and the year ended December 31, 2012 are open to examination as a result of the 5-year net operating loss carry-back claim filed for the fiscal year ended June 30, 2009.  The amount of income taxes that the Company pays is subject to ongoing audits by federal and state taxing authorities.  The Company was under joint committee review by the IRS for its tax year ended June 30, 2009, which was completed during the fiscal year ended June 30, 2011.  The Company’s state income tax returns for the fiscal years ended June 30, 2008 through June 30, 2011 and calendar years ended December 31, 2012 and 2011 remain open to examination by multiple jurisdictions.

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

On January 3, 2012, Processing reorganized into a holding company structure.  In connection with this transaction, the new holding company was similarly structured in terms of number of shares of Common Stock and Preferred Stock, the articles of incorporation and officer and directors.  This reorganization did not change the designations, rights, powers or preferences relative rights to holders of our Preferred or Common Stock as described above.    Further, in connection with the reorganization, Processing’s 1,414,379 treasury shares were canceled, which also reduced the number of issued shares by 1,414,379.  The Company accounted for the cancellation of treasury stock as a charge to retained earnings, which reduced both treasury stock and retained earnings by $7,132.  The Company had historically used this treasury stock for issuance of Common Stock under the Company’s equity-based compensation plans.  With the retirement of these treasury shares, the Company reserved certain authorized shares for issuance of Common Stock under its equity-based compensation plans.

Reserved shares of Common Stock at December 31, 2012 were as follows:

Stock options granted but not exercised	20,000
Restricted stock to non-employees (authorized but not granted)	39,797
Restricted stock to employees and executives (authorized but not granted)	1,344,312
Total	1,404,109

Earnings (Loss) Per Share

The computations of basic and diluted earnings (loss) per share from continuing operations are as follows:

	Year Ended December 31, 2012	Six Months Ended December 31, 2011	Year Ended June 30, 2011

Net income (loss) from continuing operations attributable to shareholders	$1,624	$10,635	$(1,313)
Amounts allocated to participating securities (non-vested shares)	(121)	(707)	(57)
Net income (loss) from continuing operations attributable to common shareholders	$1,503	$9,928	$(1,370)

Basic weighted average common shares(i)	16,951,168	16,875,924	16,725,756
Additional weighted average shares attributable to: Stock options	-	3,229	(ii)
Diluted weighted average common shares	16,951,168	16,879,153	16,725,756

Earnings (loss) per share from continuing operations attributable to common shareholders:
Basic	$0.09	$0.59	$(0.08)
Diluted	$0.09	$0.59	$(0.08)

(i)
Shares listed reflect common stock outstanding after reducing the total for participating restricted stock.  The Company had non-vested participating securities of 933,887 and 1,199,661at December 31, 2012 and 2011, respectively, as well as 423,264 and 0 restricted share units at December 31, 2012 and 2011.

(ii)	The stock options have not been included in the earnings (loss) per share computation due to the loss experienced this year.

NOTE 7:	COMMITMENTS AND CONTINGENCIES

Commitments

The Company has grain supply agreements to purchase its corn requirements for each of its Indiana Distillery and Atchison plant through a single supplier.  These grain supply agreements expire December 31, 2014.  At December 31, 2012, the Company had commitments to purchase corn to be used in operations through December 2013 totaling $42,586.

The Company has commitments to purchase natural gas needed in the production at fixed prices at various dates through December 2013.  The commitment for these contracts at December 31, 2012 totaled $5,576.

The Company entered into a supply contract for flour for use in the production of protein and starch ingredients.  The initial term of the agreement, as amended, expires October 23, 2015.  At December 31, 2012, the Company had purchase commitments to purchase aggregating $10,899 through June 2013.

As of December 31, 2012, the Company had contracts to acquire capital assets of approximately $585.

At December 31, 2012, the Company had $2,000 outstanding from a letter of credit with a vendor, which reduced the amount available to the Company under its revolving line of credit.

Contingencies

There are various legal proceedings involving the Company and its subsidiaries.  Management considers that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or overall trends in results of operations of the Company.

NOTE 8:	EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plan.  The Company had an employee stock ownership plan (“ESOP”) covering all eligible employees after certain eligibility requirements are met.  On April 23, 2012, the Company received approval from the Internal Revenue Service to terminate the ESOP and the plan was terminated retroactively to be effective as of June 30, 2010.  Participants of the ESOP were notified that they had several options for distributing their shares and cash from the ESOP, including an in-kind distribution to a qualified retirement plan or a lump sum cash distribution to them personally.  The termination of the ESOP caused no recourse to the Company.  There were no contributions to the plan during fiscal 2012, the six month transition period ended December 31, 2011 or the year ended June 30, 2011.

401(k) Plans.  The Company has established 401(k) profit sharing plans covering all employees after certain eligibility requirements are met.  Amounts charged to operations related to the plans totaled $773 for the year ended December 31, 2012, $509 for the six month transition period ended December 31, 2011 and $710 for the year ended June 30, 2011.

Defined Benefit Retirement Plans.  The Company sponsors two partially funded, noncontributory qualified defined benefit pension plans, which covers substantially all union employees and certain former employees at the Pekin facility.  The benefits under these pension plans are based upon years of qualified credited service; however benefit accruals under the Atchison plan were frozen as of October 15, 2009 and benefit accruals under the Pekin plan were frozen as of December 10, 2009.   The Company’s funding policy is to contribute annually not less than the regulatory minimum and not more than the maximum amount deductible for income tax purposes.  Historically, the measurement and valuation date of the plans was June 30; however, in conjunction with the Company’s change in fiscal year end, the measurement date was changed to December 31, beginning December 31, 2011.

During the year ended December 2012 our two defined benefit retirement plans were merged together and the beneficiaries of one plan were provided the opportunity to withdraw their pension funds resulting in a lump sum benefit payment of $1,997.  Acceleration of the actuarial net losses (i.e. settlement losses) from accumulated other comprehensive income of $228 was required due to the significance of the lump sum benefit payments during 2012.

Other Post-Retirement Benefit Plan.  The Company sponsors an unfunded, contributory qualified plan that provides life insurance coverage as well as certain health care and medical benefits, including prescription drug coverage, to certain retired employees.  This post-retirement benefit plan is contributory and provides benefits to retirees and their spouses.  Contributions are adjusted annually.  The plan contains fixed deductibles, coinsurance and out-of-pocket limitations.  The life insurance segment of the plan is noncontributory and is available to retirees only.  During the year ended December 31, 2012, the Company made a change to the plan to terminate these health care and life insurance benefits at retirement age for non-union employees who were not at least 60 years old on September 1, 2012.  The effect of this plan change was a negative plan amendment benefit of $1,165 and $79 curtailment gain.  The negative plan amendment includes $1,021 for health care benefits and $144 for life insurance benefits.  These amounts will be recognized into income over the average remaining years of service to retirement and the average expected lifetime remaining for health care benefits and life insurance benefits, respectively.  The accounting impact for the curtailment results in immediate recognition of a benefit related to unamortized prior service cost of $79. The liability for such benefits is unfunded as it is the Company’s policy to fund benefits payable as they come due.  Consistent with the discussion above, the Company’s measurement date is now December 31.  The Company expects to contribute approximately $604, net of $30 of Medicare Part D subsidy receipts, to the plan in fiscal year 2013.

The status of the Company’s plans at December 31, 2012 and 2011 was as follows:

	Defined Benefit Retirement Plans		Post-Retirement Benefit Plan
	December 31,		December 31,
	2012	2011	2012	2011

Change in benefit obligation:
Beginning of period	$4,884	$4,024	$6,309	$6,498
Service cost	-	-	192	100
Interest cost	146	107	209	151
Actuarial loss (gain)	(300)	805	768	(134)
Negative plan amendment benefit	-	-	(1,165)	-
Benefits paid	(2,040)	(52)	(613)	(306)
Benefit obligation at end of period	$2,690	$4,884	$5,700	$6,309

The following table shows the change in plan assets:

	Defined Benefit Retirement Plans		Post-Retirement Benefit Plan
	December 31,		December 31,
	2012	2011	2012	2011
Fair value of plan assets at beginning of period	$3,278	$3,440	$-	$-
Actual return on plan assets	129	(228)	-	-
Employer contributions	353	118	-	-
Benefits paid	(2,040)	(52)	-	-
Fair value of plan assets at end of period	$1,720	$3,278	$-	$-

Assumptions used to determine accumulated benefit obligations as of the year-end were:

	Defined Benefit Retirement Plans			Post-Retirement Benefit Plan
	Year Ended December 31, 2012	Six Months Ended December 31, 2011	Year Ended June 30, 2011	Year Ended December 31, 2012	Six Months Ended December 31, 2011	Year Ended June 30, 2011
Discount rate	3.19%	4.21%	5.42%	2.98%	3.77%	4.71%
Measurement date	December 31, 2012	December 31, 2011	June 30, 2011	December 31, 2012	December 31, 2011	June 30, 2011

Assumptions used to determine net benefit cost for the year ended December 31, 2012, the six month transition period ended December 31, 2011 and the year ended June 30, 2011 were:

	Defined Benefit Retirement Plans			Post-Retirement Benefit Plan
	Year Ended December 31, 2012	Six Months Ended December 31, 2011	Year Ended June 30, 2011	Year Ended December 31, 2012	Six Months Ended December 31, 2011	Year Ended June 30, 2011
Expected return on Assets	7.00%	7.00%	7.00%	-	-	-
Discount rate	4.21%	5.42%	5.25%	3.26%	4.71%	5.11%
Average compensation increase	n/a	n/a	n/a	n/a	n/a	4.50%

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

Components of net benefit cost are as follows:

	Defined Benefit Retirement Plans			Post-Retirement Benefit Plan
	Year Ended December 31, 2012	Six Months Ended December 31, 2011	Year Ended June 30, 2011	Year Ended December 31, 2012	Six Months Ended December 31, 2011	Year Ended June 30, 2011

Service cost	$-	$-	$-	$192	$100	$224
Interest cost	146	107	238	209	151	409
Expected return on assets	(166)	(118)	(197)	-	-	-
Amortization of prior service cost	-	-	-	(227)	(9)	(17)
Prior service cost recognized due to curtailment	-	-	-	(79)	-	-
Amortization of net actuarial gain	90	11	136	-	-	88
Settlement losses	228	-	-	-	-	-
Total	$298	$-	$177	$95	$242	$704

Changes in plan assets and benefit obligations recognized in other comprehensive income (loss) are as follows:

	Defined Benefit Retirement Plans			Post-Retirement Benefit Plan
	Year Ended December 31, 2012	Six Months Ended December 31, 2011	Year Ended June 30, 2011	Year Ended December 31, 2012	Six Months Ended December 31, 2011	Year Ended June 30, 2011

Net actuarial (loss) gain	$265	$(1,153)	$1,121	$(768)	$134	$1,634
Settlement losses	228	-	-	-	-	-
Recognized net actuarial gain	90	11	136	-	-	88
Prior service cost recognized due to negative plan adjustment	-	-	-	1,165	-	-
Prior service cost recognized due to curtailments	-	-	-	(79)	-	-
Amortization of prior service cost	-	-	-	(227)	(9)	(17)
Total other comprehensive income (loss)	$583	$(1,142)	$1,257	$91	$125	$1,705

Amounts recognized in the Consolidated Balance Sheets are as follows:

	Defined Benefit Retirement Plans		Post-Retirement Benefit Plan
	As of December 31, 2012	As of December 31, 2011	As of December 31, 2012	As of December 31, 2011
Accrued expenses	$-	$-	$(604)	$-
Other non-current liabilities	(970)	(1,607)	-	-
Accrued retirement benefits	-	-	(5,096)	(6,309)
Net amount recognized	$(970)	$(1,607)	$(5,700)	$(6,309)

The following amounts have been recognized in accumulated other comprehensive income:

	Defined Benefit Retirement Plans		Post-Retirement Benefit Plans
	As of December 31, 2012	As of December 31, 2011	As of December 31, 2012	As of December 31, 2011
Actuarial net (loss) gain	$(799)	$(1,382)	$(865)	$(97)
Net prior service cost	-	-	1,036	177
Net amount recognized	$(799)	$(1,382)	$171	$80

The estimated amount that will be recognized from accumulated other comprehensive income (loss) into net periodic benefit cost during the year ended December 31, 2013 is as follows:

	Defined Benefit Retirement Plans	Post-Retirement Benefit Plan
Actuarial net loss	$(66)	$(28)
Net prior service credits	-	647
Net amount recognized	$(66)	$619

The assumed average annual rate of increase in the per capita cost of covered benefits (health care cost trend rate) is as follows:

	Post-Retirement Benefit Plan
Periods ended,	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended June 30, 2011
Health care cost trend rate	8.00%	8.00%	8.50%
Ultimate trend rate	5.00%	5.00%	5.00%
Year rate reaches ultimate trend rate	2024	2020	2021

A one percentage point increase (decrease) in the assumed health care cost trend rate would have increased (decreased) the accumulated benefit obligation by $299 ($269) at December 31, 2012, and the service and interest cost would have increased (decreased) by $20 ($34) for the year ended December 31, 2012.

As of December 31, 2012, the following expected benefit payments (net of Medicare Part D subsidiary for Post-Retirement Benefit Plan Payments), and the related expected subsidy receipts which reflect expected future service, as appropriate, are expected to be paid to plan participants:

	Defined Benefit Retirement Plan	Post-Retirement Benefit Plan
	Expected Benefit Payments	Expected Benefit Payments	Expected Subsidy Receipts
2013	$158	$604	$30
2014	178	506	29
2015	225	474	28
2016	163	460	27
2017	210	439	25
2018-2022	989	2,237	98
Total	$1,923	$4,720	$237

The weighted average asset allocation by asset category is as follows:

	Defined Benefit Retirement Plan
Asset Category	As of December 31, 2012	As of December 31, 2011	Target Allocation
Cash and cash equivalents	42%	4%	0%
Equity Securities	36%	67%	62%
Debt Securities	13%	24%	26%
Other	9%	5%	12%
Total	100%	100%	100%

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

The Company further mitigates investment risk by rebalancing between equity and debt classes to maintain allocation parameters to be within approximately +/- 10% of established targets.  This is done to handle changes in asset allocation caused by Company contributions, monthly benefit payments, and general market volatility.  At December 31, 2012, the Company held 42% of its investments in cash due to anticipated benefit payments to be made during 2013.  The following table sets forth the Company’s defined benefit retirement plan assets as of December 31, 2012, by level within the fair value hierarchy.

	Fair Value Measurements at December 31, 2012
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$724	$-	$-	$724
Equity Securities:
Domestic equity securities	487	-	-	487
International equity securities	135	-	-	135
Fixed income securities:
Investment grade domestic bonds	207	-	-	207
Other	167	-	-	167
Total	$1,720	$-	$-	$1,720

The following table sets forth the Company’s defined benefit retirement plan assets as of December 31, 2011, by level within the fair value hierarchy.

	Fair Value Measurements at December 31, 2011
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$159	$-	$-	$159
Equity Securities:
Domestic equity securities	1,624	-	-	1,624
International equity securities	560	-	-	560
Fixed income securities:
Investment grade domestic bonds	626	-	-	626
International bonds	165	-	-	165
Other	144	-	-	144
Total	$3,278	$-	$-	$3,278

Level 1 assets are valued based on quoted prices in active markets for identical securities. The majority of Level 1 assets listed above include exchange traded index funds, bond funds and mutual funds.

Equity-Based Compensation Plans.  The Company has four equity-based compensation plans: the Stock Incentive Plan of 2004 (the “2004 Plan”), the Stock Option Plan for Outside Directors (the “Directors’ Option Plan”), the 1998 Stock Incentive Plan for Salaried Employees (the “Salaried Plan”) and the Non-Employee Directors' Restricted Stock Plan (the "Directors' Stock Plan"). The Company’s equity based compensation plans provide for the awarding of stock options, stock appreciation rights and shares of restricted common stock (“restricted stock”) for senior executives and salaried employees as well as outside directors.  Compensation expense related to restricted stock awards is based on the market price of the stock on the date the Board of Directors communicates the approved award and is amortized over the vesting period of the restricted stock award.

The Consolidated Statement of Operations for the year ended December 31, 2012, the six month transition period ended December 31, 2011 and for the year ended June 30, 2011, reflects share-based compensation cost of $969, $510, and $1,164, respectively related to these plans.

In conjunction with reorganization of the Company into a holding company structure on January 3, 2012, the new holding company adopted all of the active shareholder-approved stock plans, which are described as follows:

2004 Plan

Under the 2004 Plan, as amended, the Company may grant incentives (including stock options and restricted stock awards) for up to 2,680,000 shares of the Company’s common stock to salaried, full time employees, including executive officers.  The term of each award generally is determined by the committee of the Board of Directors charged with administering the 2004 Plan.  Under the terms of the 2004 Plan, any options granted will be nonqualified stock options, must be exercisable within ten years and must have an exercise price which is not less than the fair value of the Company’s common stock on the date of the grant.  As of December 31, 2012, no stock options and 906,375 restricted stock awards (net of forfeitures) remained outstanding under the 2004 Plan.

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

In connection with the Reorganization, the 2004 Plan was amended to provide for grants in the form of restricted stock units.  The awards entitled participants to receive shares of stock following the end of a 5 year vesting period.  Full or pro rata accelerated vesting generally may occur upon a “change in the ownership” of the Company or the subsidiary for which a participant performs services, a “change in effective control” of the Company or a “change in the ownership of a substantial portion of the assets” of the Company (in each case, generally as defined in the Treasury regulations under Section 409A of the Internal Revenue Code), or if employment of a participant is terminated as a result of death, disability, retirement or termination without cause.  Participants have no voting of dividend rights under the awards; however, the awards provide for payment of cash dividend equivalents when dividends are paid to stockholders.  As of December 31, 2012, 392,000 restricted stock unit awards remained outstanding under the 2004 Plan.  As of December 31, 2012, an aggregate of 1,344,312 restricted stock and restricted stock unit awards remain available for future awards under the 2004 Plan.

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

Directors’ Option Plan

Under the Directors Option Plan, each non-employee or “outside” director of the Company received on the day after each annual meeting of stockholders an option to purchase 2,000 shares of the Company’s common stock at a price equal to the fair market value of the Company’s common stock on such date.  Options became exercisable on the 184th day following the date of grant and expired no later than ten years after the date of grant.  Subject to certain adjustments, a total of 180,000 shares were reserved for annual grants under the Plan. The Plan expired in 2006 and no further options may be granted under it. At December 31, 2012, the directors had outstanding options to purchase 20,000 shares under the Directors’ Option Plan, all of which were exercisable as of December 31, 2012.

Directors’ Stock Plan

In addition to annual awards, under the Directors’ Stock Plan, which was approved by stockholders at the 2006 Annual Meeting, as amended, the Company may grant incentives for up to 175,000 shares of the Company’s common stock to outside directors.  The plan allows for grants to be made on the first business day following the date of each annual meeting of stockholders, whereby each non-employee director is awarded shares of restricted stock with a fair market value of $13, as determined on such first business day following the annual meeting.  The shares awarded become fully vested upon the occurrence of one of the following events  (1) the third anniversary of the award date, (2) the death of the director, or (3) a change in control, as defined in the Plan.  The Human Resources and Compensation Committee may allow accelerated vesting in the event of specified terminations.

In connection with the Reorganization, the Directors’ Stock Plan was amended to provide for grants in the form of restricted stock units instead of restricted shares.  As of December 31, 2012, 103,939 restricted stock awards (vested and non-vested, net of forfeitures) had been granted under the Directors’ Stock Plan.  In contrast to restricted stock awards, shares will not be issued (and participants will not have voting or dividend rights) before awards vest and are issued.  However, the Directors’ Stock Plan provides for the payment of “dividend equivalents” in the terms of such awards.  As of December 31, 2012, 31,264 restricted stock units had been granted under the Directors’ Stock Plan.  As of December 31, 2012, 39,797 restricted stock units remain available for future awards under the Directors’ Stock Plan.

Salaried Plan

Under the Salaried Plan, the Company was authorized to grant stock incentives for up to 600,000 shares of the Company’s common stock to full-time salaried employees.  The Salaried Plan provides that the amount, recipients, timing and terms of each award be determined by the Committee of the Board of Directors charged with administering the Salaried Plan.  Under the terms of the Salaried Plan, options granted could be either nonqualified or incentive stock options and the exercise price could not be less than the fair value of the Company’s common stock on the date of the grant.  At December 31, 2012, the Company had no remaining outstanding incentive stock options under the Salaried Plan.  These options originally had ten-year terms and have exercise prices equal to fair market value of the Company’s common stock as of the date of grant.  On March 5, 2008 the period in which the Company could make awards under the Plan expired and no further awards may be made under the Plan.

Stock Options.  The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model.  For the year ended December 31, 2012, the six month transition period ended December 31, 2011 and for the year ended June 30, 2011, no options have been granted.

A summary of the status of stock options awarded under the Company’s stock option plans as of December 31, 2012, December 31, 2011, and June 30, 2011 and changes during the periods then ended is presented below:

	Year Ended December 31, 2012		Six Months Ended December 31, 2011		Year Ended June 30, 2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of Period	42,000	$6.98	63,100	$6.35	168,350	$5.91
Granted	-	-	-	-	-	-
Cancelled/Forfeited	22,000	4.88	(1,600)	5.95	(30,000)	4.75
Exercised	-	-	(19,500)	5.02	(75,250)	6.01
Outstanding at end of Period	20,000	$9.30	42,000	$6.98	63,100	$6.35

During the year ended December 31, 2012, the six month transition period ended December 31, 2011 and the year ended June 30, 2011, the aggregate intrinsic value of stock options outstanding and exercisable was $0, $17, and $146, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s average closing stock price on the last ten trading days of the related fiscal period and the exercise price, multiplied by the number of related in-the-money options) that would have been received by the option holders had they exercised their options at the end of the period.  This amount changes based on the market value of the Company’s common stock.  Total intrinsic value of options exercised for the year ended December 31, 2012, the six month transition period ended December 31, 2011 and for the year ended June 30, 2011 (based on the difference between the Company’s stock price on the exercise date and the respective exercise price, multiplied by the number of options determined to be in the money) was $0, $33, and $187, respectively. Cash received from stock option exercises for the year ended December 31, 2012, the six month transition period ended December 31, 2011 and for the year ended June 30, 2011 aggregated $0, $98, and $452, respectively.

Outstanding options are comprised as follows:

	Shares	Exercise Price	Remaining Contractual Lives (Years)	Shares Exercisable at December 31, 2012
Directors Option Plan	10,000	10.45	2.75	10,000
	8,000	9.09	1.75	8,000
	2,000	4.38	.75	2,000
Total	20,000			20,000

Restricted Stock.  A summary of the status of restricted stock awarded under the Company’s restricted stock plans at December 31, 2012, December 31, 2011, and June 30, 2011 and changes during the periods then ended is presented below:

	Year Ended December 31, 2012		Six Months Ended December 31, 2011		Year Ended June 30, 2011
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Non vested balance at beginning of period	1,199,661	$6.26	1,088,644	$6.23	843,870	$5.99
Granted	-	-	303,052	5.87	323,629	6.93
Forfeited	(181,696)	5.97	(112,354)	6.70	(60,726)	5.99
Vested	(84,078)	7.33	(79,681)	5.41	(18,129)	8.65
Non vested balance at end of period	933,887	$6.22	1,199,661	$6.26	1,088,644	$6.23

During the year ended December 31, 2012, the six month transition period ended December 31, 2011 and the year ended June 30, 2011, the total fair value of restricted stock awards vested was $616, $431, and $157, respectively.  As of December 31, 2012 there was $2,388 of total unrecognized compensation costs related to stock awards.  These costs are expected to be recognized over a weighted average period of approximately 1.8 years.

Restricted Stock Units.  A summary of the status of restricted stock awarded under the Company’s restricted stock plans at December 31, 2012 is presented below.  The Company had no outstanding restricted stock units prior to the year ending December 31, 2012.

	Year Ended December 31, 2012

	Units	Weighted Average Grant-Date Fair Value
Non vested balance at beginning of year	-	$-
Granted	432,264	4.33
Forfeited	(9,000)	5.92
Vested	-	-
Non vested balance at end of year	423,264	$4.29

As of December 31, 2012 there was $1,623 of total unrecognized compensation costs related to restricted stock unit awards.  These costs are expected to be recognized over a weighted average period of approximately 3.8 years.

Annual Cash Incentive Plan.  In December 2011, the Human Resources and Compensation Committee (“HRCC”) recommended and the Board of Directors approved the adoption of a new annual cash incentive plan.   This plan was amended and restated in December 2012 and applies to fiscal 2012 and subsequent years (“New Cash Incentive Program”).  For certain senior executives of the Company, the New Cash Incentive Program will function similarly to the prior modified economic profit (“MEP”) program.  For other eligible participants, 50 percent of the target award is based on improvement in MEP and the remaining 50 percent is based on attainment of individual performance goals.  No incentive compensation is payable if growth is less than 50% of target.  If growth in MEP ranges between 50% and 100% of target, an equivalent percentage of targeted bonus that is based on MEP will be paid.   If growth in MEP is over 100% of target, then an equivalent percentage of targeted MEP bonus will be paid, provided that no bonus in excess of 125% will be paid and the HRCC has discretion to limit the payout to 100% where growth in MEP over target ranges from 100% to 125%.  Any MEP improvement in excess of 100% that is not paid will be carried over to the next plan year and be added to the growth in MEP for the following year to determine the amount of incentive compensation payable with respect to that year, unless the HRCC decides to carry over a lesser, or no, amount.

In the final month of each plan year, the HRCC may use projections of MEP and MEP growth performance to determine estimated annual incentive compensation payments to participants where the HRCC wishes to make a 90% payment in such final month (a “December Payment”).  After the financial results for the plan year are available, the annual incentive compensation payment of those participants who received a December Payment will be calculated and a true-up payment for any remainder will be paid.  In the event that a December Payment is in excess of the finally determined amount of actual incentive compensation, the participant is required to pay to the Company the amount of such excess payment within 15 days of the Company’s demand and the Company may elect to set-off any amount it otherwise owes to the participant by the amount of such excess.

For 2012, growth in MEP was measured from calendar year 2011.  For 2012, the HRCC estimated that the MEP improvement was substantially more than 100% of target.  A December Payment equal to 90% of the incentive compensation payable of the MEP improvement at 100% was paid under the plan. For the six month transition period ended December 31, 2011, the target for growth in MEP was 50% of the increase amount that was targeted for fiscal 2011.  The Company did not exceed its targeted growth in MEP of $1,500 for the six month transition period ended December 31, 2011, and no incentive was paid for the six month transition period ended December 31, 2011.  For the year ended June 30, 2011, the growth in MEP was measured against fiscal 2010.  The Company did not exceed its targeted growth in MEP of $3,000 in fiscal 2011, and no annual incentive was paid for fiscal 2011.

Amounts expensed under the annual cash incentive plan totaled $2,911, $0 and $0 for the year ended December 31, 2012, the six month transition period ended December 31, 2011 and the year ended June 30, 2011, respectively.

NOTE 9:                      RESTRUCTURING COSTS AND LOSS ON IMPAIRMENT OF ASSETS

Six month transition period ended December 31, 2011:

The Company has determined not to renew the lease at the production facility where Wheatex® has been produced and to abandon its equipment on the leased premises upon the expiration of the lease in August 2012, which required an impairment analysis to be performed.  The estimated undiscounted future cash flows generated by the equipment that manufactures Wheatex® were less than their carrying values.  The carrying values of the equipment were reduced to fair value, which resulted in an impairment charge of $706.  Fair value was estimated using discounted future cash flows.

In conjunction with the impairment described above, management performed an impairment review of certain other equipment used to produce Wheatex®.  In this review, management reviewed the timing of the anticipated business development and recent decisions to not renew leases where Wheatex® is currently produced.  The carrying values of the equipment were reduced to fair value, which resulted in an impairment charge of $595.  Because on the uncertainty in estimated cash flow estimates, management estimated fair value using a third party appraisal.  During the year ended December 31, 2012, the Company was able to identify a buyer for certain equipment previously used to produce Wheatex® that had previously been impaired.  The Company sold this equipment, resulting in a gain on sale of $889 during the year ended December 31, 2012.

These fair value measurements are considered to be Level 3 in the fair value hierarchy as the estimates used were based on significant unobservable inputs.

During fiscal 2009, the Company restructured its business, resulting in the accruals for various restructuring activities including severance costs and lease termination charges among other items.

Activity related to restructuring costs was as follows:

	Year Ended December 31, 2012	Six Months Ended December 31, 2011	Year Ended June 30, 2011
Balance at beginning of period	$915	$1,655	$2,685
Provision for additional expense	-	-	249
Payments and adjustments(a)	(431)	(740)	(1,279)
Balance at end of period	$484	$915	$1,655

NOTE 10:                    ASSETS HELD FOR SALE

In conjunction with the acquisition of LDI’s Distillery Business, the Company acquired a grain elevator that was not expected to be used.  Accordingly, this facility and its related assets totaling $2,300 were reported as current assets as Assets held for sale on the Company’s Consolidated Balance Sheet as of December 31, 2011.  On March 21, 2012, the Company sold this facility and its related assets for $2,252, resulting in a loss on sale of $48.

NOTE 11:                    SIGNIFICANT ESTIMATES AND CONCENTRATIONS

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

Defined benefit pension and post-retirement benefit obligations.  The Company accrues amounts for defined benefit pension and post-retirement benefit obligations as discussed in Note 8. Employee Benefit Plans.  An accrual of $2,690 for defined benefit pension obligations and $5,700 for post-retirement benefit obligations is included in the accompanying consolidated balance sheet at December 31, 2012.  Claim payments and pension obligations based upon actual experience could ultimately differ materially from these estimates.

Inventory valuation.  The Company has recorded the carrying value of its inventories at the lower of cost or market based upon management estimates.  Actual results could differ significantly in the near term.  Inventory valuations are impacted significantly by constantly changing prices paid for our key raw materials, primarily corn.

Impairment.  The Company reviews long-lived assets, mainly equipment, for impairment at year end or if events or circumstances indicate that usage may be limited and carrying values may not be recoverable.  Should events indicate the assets cannot be used as planned, the realization from alternative uses or disposal is compared to the carrying value.  If an impairment loss is measured, this estimate is recognized.  During the six month transition period ended December 31, 2011, the significant estimates and assumptions used in determining fair value included undiscounted future cash flows.  Third party appraisals may be used when cash flows are uncertain.  Undiscounted future cash flow estimates were determined based on estimated business to develop, and the timing of the estimated business development.   Considerable judgment is used in these measurements, and a change in the assumptions could result in a different determination of impairment loss and/or the amount of any impairment.  The Company recognized a non-cash impairment loss of $1,301 for the six month transition period ended December 31, 2011.  The Company may incur further impairment losses with respect to these assets if the estimates that it made when it performed its analysis prove to be inaccurate or if it determines that it needs to change its assumptions.  See Note 1. Nature of Operations and Summary of Significant Accounting Policies and Note 9. Restructuring Costs and Loss on Impairment of Assets.

The Company also reviews its investments in non-consolidated subsidiaries for impairment whenever events or changes in business circumstances indicate that the carrying amount of the investments may not be fully recoverable. Evidence of a loss in value that is other than temporary include, but are not limited to, the absence of an ability to recover the carrying amount of the investment, the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment, or, where applicable, estimated sales proceeds which are insufficient to recover the carrying amount of the investment. If the fair value of the investment is determined to be less than the carrying value and the decline in value is considered to be other than temporary, an appropriate write-down is recorded based on the excess of the carrying value over the best estimate of fair value of the investment.  See Note 1. Nature of Operations and Summary of Significant Accounting Policies and Note 3. Equity Method Investments.

Significant customers.  For the year ended December 31, 2012, the Company did not have sales to any individual customer that accounted for more than 10 percent of consolidated net sales.  During the year ended December 31, 2012, the Company’s ten largest customers accounted for approximately 36 percent of consolidated net sales.

For the six month transition period ended December 31, 2011, the Company did not have sales to any individual customer that accounted for more than 10 percent of consolidated net sales.  During the six month transition period ended December 31, 2011, the Company’s ten largest customers accounted for approximately 46 percent of consolidated net sales.

For the year ended June 30, 2011, the Company did not have sales to any individual customer that accounted for more than 10 percent of consolidated net sales.  During the year end June 30, 2011, the Company’s ten largest customers accounted for approximately 45 percent of consolidated net sales.

Significant suppliers. For the year ended December 31, 2012, the Company had purchases from one grain supplier that approximated 42 percent of consolidated purchases.  In addition, the Company’s 10 largest suppliers accounted for approximately 86 percent of consolidated purchases.

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

Tax Valuation Allowance.  The Company establishes a valuation allowance for deferred income tax assets if management believes, based on its assessment of historical and projected operating results and other available facts and circumstances, that it is  more-likely-than-not that all or a portion of the deferred income tax assets will not be realized.  Management has determined that a valuation allowance was appropriate on its net deferred income tax assets of $9,053 and $9,840 at December 31, 2012 and December 31, 2011.

Workforce subject to collective bargaining.  As of December 31, 2012, the Company had 267 employees, 142 of whom are covered by collective bargaining agreements with two labor unions.  As of December 31, 2011, the Company had 256 employees, 97 of whom are covered by collective bargaining agreements with one labor union.  The agreements, which expire December 31, 2017 and August 31, 2014, cover employees at the Indiana Distillery and Atchison Plant, respectively.

NOTE 12:                    OPERATING SEGMENTS

As of December 31, 2012, the Company’s operations were classified into three reportable segments:  distillery products, ingredient solutions and other. On February 8, 2013, the Company sold substantially all of the assets of included in its other segment as further described in Note 20. Subsequent Events.   The distillery products segment consists of food grade alcohol, along with fuel grade alcohol, and distillers feed, which are co-products of our distillery operations. Ingredient solutions consist of specialty starches and proteins, commodity starch and vital wheat gluten (commodity protein).  The other segment products are comprised of resins and plant-based polymers and composites manufactured through the further processing of certain of our proteins and starches and wood.

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

	Year Ended December 31, 2012	Six Months Ended December 31, 2011	Year Ended June 30, 2011
Sales to Customers
Distillery products	$276,690	$118,437	$188,993
Ingredient solutions	56,488	27,596	57,765
Other(i)	1,157	444	1,157
Total	$334,335	$146,477	$247,915

Depreciation and amortization
Distillery products	$5,662	$2,128	$4,720
Ingredient solutions	2,427	1,240	2,148
Other(i)	244	122	245
Corporate	3,235	1,557	1,730
Total	$11,568	$5,047	$8,843

Income (loss) before Income Taxes
Distillery products	$14,874	$1,234	$19,720
Ingredient solutions	5,217	1,044	1,828
Other(i)	(429)	(274)	(521)
Corporate	(21,775)	(11,422)	(22,272)
Gain on sale of joint venture interest (ii)	4,055	-	-
Impairment of long-lived assets (ii)	-	(1,301)	-
Bargain purchase gain, net of tax(ii)	-	13,048	-
Total	$1,942	$2,329	$(1,245)

(i)	This segment was sold subsequent to December 31, 2012 as further described in Note 20. Subsequent Events.
(ii)
The Company’s management reporting does not assign or allocate special charges to the Company’s operating segments.  For purposes of comparative analysis, gain on sale of joint venture interest, impairment of long-lived assets and bargain purchase gain for the year ended December 31, 2012, the six month transition period ended December 31, 2011, and for the year ended June 30, 2011 have been excluded from the Company’s segments.

	December 31,
	2012	2011
Identifiable Assets
Distillery products	$107,140	$99,374
Ingredient solutions	27,038	26,546
Other(i)	1,247	1,448
Corporate	27,746	41,789
Total	$163,171	$169,157

(i)	This segment was sold subsequent to December 31, 2012 as further described in Note 20. Subsequent Events.

Information about the Company's capital expenditures, by segment, is as follows:

	Year Ended December 31, 2012	Six Months Ended December 31, 2011	Year Ended June 30, 2011

Distillery products(i)	$7,422	$12,033	$9,340
Ingredient solutions	1,078	765	4,434
Other (ii)	20	-	-
Corporate	1,187	545	808
Total	$9,707	$13,343	$14,582

(i)	Includes $11,041 related to acquisition of LDI’s Distillery Business (see Note 18. Business Combination) for the six months ended December 31, 2011.
(ii)	This segment was sold subsequent to December 31, 2012 as further described in Note 20. Subsequent Events.

Revenue from foreign sources total $18,957, $10,274 and $21,919 for the year ended December 31, 2012, six month period ended December 31, 2011, and the year ended June 30, 2011, respectively and is largely derived from Japan and Canada.  There is an immaterial amount of assets located in foreign countries.

NOTE 13:                    SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31, 2012	Six Months Ended December 31, 2011	Year Ended June 30, 2011
Non-cash investing and financing activities:
Purchase of property and equipment in Accounts Payable	$478	$800	$1,806
Reclassification of assets held for sale from Property and equipment	-	2,300	-
Stock plan shares issued from Treasury	-	1,057	1,350
Additional cash payment information:
Interest paid	928	375	515
Income tax (paid)/ refunds received	293	169	(234)

NOTE 14:                    DERIVATIVE INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Instruments.  Certain commodities the Company uses in its production process are exposed to market price risk due to volatility in the prices for those commodities.  The Company used financial derivative instruments to reduce exposure to market risk in commodity prices, primarily corn, through a combination of forward purchases, long-term contracts with suppliers and exchange traded commodity futures and option contracts.  Specifically, the Company will sell put options on commodity futures at exercise prices that were deemed attractive to the Company and use the premiums received to reduce the overall cost of inputs utilized in the production process.  Beginning July 1, 2011, the Company began to buy and sell derivative instruments to manage market risk associated with ethanol purchases, including ethanol futures and option contracts.  These contracts were entered into to mitigate risks associated with the Company’s investment in ICP.  Between Effective July 2011 and February 2012, management elected to restart hedge accounting for qualifying derivative contracts entered into on and after July 1, 2011.  No ethanol futures or option contracts had been designated as hedges as of December 31, 2012.

During 2012, the Company entered into a grain supply contract for its distillery in Indiana Atchison facility that permits the Company to purchase corn for delivery up to 12 months in the future, at negotiated prices.  The pricing for these contracts is based on a formula using several factors.  The Company has determined that the firm commitments to purchase corn under the terms of these new contracts meet the normal purchases and sales exception as defined under ASC 815, Derivatives and Hedging, and has excluded the fair value of these commitments from recognition within its consolidated financial statements until the actual contracts are physically settled.  Accordingly, given these purchase agreements, in February 2012, the Company made the decision to close out of the corn futures contracts designated as cash flow hedges prior to their scheduled delivery and simultaneously de-designated 100 percent of these cash flow hedges at that time.  As of December 31, 2012, the Company has no future contracts designated as cash flow hedges.

Derivatives Not Designated as Hedging Instruments

The Company’s production process involves the use of natural gas and raw materials, including corn and flour.  The contracts for raw materials and natural gas range from monthly contracts to multi-year supply arrangements; however because the quantities involved have always been for amounts to be consumed within the normal production process, the Company has determined that these contracts meet the normal purchases and sales exception as defined under ASC 815, Derivatives and Hedging, and have excluded the fair value of these commitments from recognition within its financial statements until the actual contracts are physically settled.   See Note 7. Commitments for discussion on the Company’s corn, flour and natural gas purchase commitments.

The following table provides the gain or (loss) for the Company’s commodity derivatives not designated as hedging instruments and where it was recognized in the Consolidated Statements of Operations.

	Classified	Year Ended December 31, 2012	Six Months Ended December 31, 2011	Year Ended June 30, 2011
Commodity derivatives	Cost of sales	$2,173	$(634)	$11,299

The Company used corn futures contracts for the purchase of corn and also uses call and put options in order to mitigate the impact of potential changes in market conditions.  Beginning July 1, 2011, the Company began to buy and sell derivative instruments to manage market risk associated with ethanol purchases, including ethanol futures and option contracts, in order to mitigate risks associated with the Company’s investment in ICP.  At December 31, 2012, the Company had no ethanol derivative contracts outstanding.

Derivatives Designated as Cash Flow Hedges

The Company, from time to time, uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The Company’s corn processing plants currently grind approximately 1,750,000 bushels of corn per month.  The Company typically enters into cash flow hedges to cover between 70 percent and 80 percent of its monthly anticipated grind.  As previously discussed, in connection with the Company’s new grain supply agreements, the Company de-designated its cash flow hedges and had no corn futures at December 31, 2012.

	Amounts of Gains (Losses) Recognized in OCI on Derivatives				Amount of Gains (Losses) Reclassified from AOCI into Earnings
Derivatives in Cash Flow Hedging Relationship	Year Ended December 31, 2012	Six Months Ended December 31, 2011	Year Ended June 30, 2011	Location of Losses Reclassified from AOCI into Income	Year Ended December 31, 2012	Six Months Ended December 31, 2011	Year Ended June 30, 2011
Commodity derivatives	$(286)	$(1,252)	n/a	Cost of sales	$(413)	$(539)	n/a

During the year ended December 31, 2012, the Company de-designated 100 percent of its cash flow hedges, which resulted in a reclassification of a $27 loss from AOCI into current period earnings.  The Company also reclassified $200 of net losses deferred in AOCI, prior to the de-designation, to cost of sales as a result of cash flow hedge ineffectiveness.

As of December 31, 2011, the Company recorded $1,252 of net losses in AOCI related to gains and losses from changes in fair value of commodity cash flow hedge transactions and reclassified $586 of net losses deferred in AOCI to cost of goods sold as a result of cash flow hedge ineffectiveness.   The Company expects any losses ultimately realized to largely be offset by changes in the underlying cost of corn purchased.  The actual amount of any losses realized for open derivative positions will be dependent on future prices.  As of December 31, 2011, the Company had deferred net losses of $127 in AOCI.

Fair Value Measurements.

The Company did not have any outstanding derivatives (designated or non-designated) at December 31, 2012.  The following table shows the fair value of the Company’s derivatives (both designated and non-designated hedging instruments), where the derivatives are classified on the Consolidated Balance Sheets and the level, within the fair value hierarchy, at December 31, 2011.

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

The Company classifies certain interest bearing cash accounts on deposit with and maintained with the Company’s broker for exchange-traded commodity instruments, which totaled $12 and $7,605 at December 31, 2012 and December 31, 2011, respectively, as restricted cash to reflect the fair value of open contract positions relative to respective contract prices.  The Company is also required to provide required margin, serving as collateral, in accordance with commodity exchange requirements which totaled $0 and $4,680 at December 31, 2012 and December 31, 2011, respectively.

NOTE 15:                    RELATED PARTY TRANSACTIONS

Information related to the Company’s related party transactions is as follows:

Transactions with ICP and ICP Holdings

The Company has entered into various agreements with ICP and ICP Holdings including a Contribution Agreement, an LLC Interest Purchase Agreement, a Limited Liability Company Agreement and a Marketing Agreement.   Based on the facts and circumstances that existed at December 31, 2012, including recurring losses experienced, forecasted losses expected for 2013, the expiration of ICP’s revolving credit agreement resulting in no assured liquidity source and the Company’s plan to substantially reduce the sourcing of their product from ICP, the Company’ management decided to assess their investment in ICP for impairment.  These agreements and management’s assessment of ICP’s current status are further described in Note 3. Equity Method Investments.

As of December 31, 2012 and 2011, the Company recorded $4,008 and $6,167,  respectively, of amounts due to ICP that is included in the Accounts payable to affiliate, net caption on the accompanying Consolidated Balance Sheets and purchased approximately $48,611, $40,159 and $57,482 of product from ICP during the year ended December 31, 2012, the six month transition period ended December 31, 2011 and the year ended June 30, 2011, respectively, which is included in the Cost of sales caption of the Consolidated Statements of Operations.

Randy M. Schrick serves as the Vice President of Engineering of the Company and served as President of ICP from November 2009 to December 2011.

Long term debt

On July 20, 2009, Union State Bank – Bank of Atchison (“Bank of Atchison”), which previously had loaned the Company $1,500, agreed to loan the Company an additional $2,000.  The Company’s President and Chief Executive Officer, Mr. Newkirk, is a director of the Bank.  At December 31, 2012 and 2011, the Company had $1,070 and $1,374 outstanding, respectively on a 6.39% Secured Promissory Noted, due monthly to July 2016.

Consulting contract

The Company had a consulting contract with Ladd Seaberg, its former Chairman of the Board, who is also the son-in-law of Mr. Cloud L. Cray, Jr., spouse of a member of the Board of Directors and a voting trustee of the voting trust.  Under the contract, $250 was paid annually in exchange for consulting services.  The contract expired June 14, 2011.

NOTE 16:                   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting pronouncements not yet adopted

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), which requires an entity to disclose certain information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments in this Update for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is currently evaluating what impact this standard may have to its financial statements. The FASB has clarified the scope of ASU 2011-11 and proposed to limit the disclosures to derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and lending arrangements.

NOTE  17:                  TRANSITION PERIOD COMPARATIVE DATA

In August 2011, the Company changed its fiscal year end from June 30 to December 31.  The unaudited information for the year ended December 31, 2011 (which reflects the combined results for the six months ended June 30, 2011 and the six month transition period ended December 31, 2011) and for the six month transition period ended December 31, 2010 is presented below for comparative purposes.

	Year Ended		Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2011	December 31, 2010
		(unaudited)		(unaudited)
Operating Data:
Sales	$338,232	$279,656	$146,563	$115,142
Less: excise tax	3,897	193	86	213
Net sales	334,335	279,463	146,477	114,929
Cost of sales	309,312	272,786	143,531	95,783
Gross profit	25,023	6,677	2,946	19,146

Selling, general and administrative expenses	26,536	21,987	11,417	10,587
Other operating costs and (gain) loss on sale of assets, net	(569)	539	114	650
Impairment of long-lived assets	-	1,301	1,301	-
Bargain purchase gain, net of tax	-	(13,048)	(13,048)	-
Income (loss) from operations	(944)	(4,102)	3,162	7,909

Gain on sale of joint venture interest	4,055	-	-	-
Other income, net	2	53	48	3
Interest expense	(870)	(422)	(330)	(266)
Equity in earnings (loss)	(301)	(2,723)	(551)	632
Income (loss) before income taxes	1,942	(7,194)	2,329	8,278

Provision (benefit) for income taxes	318	(8,272)	(8,306)	34
Net income (loss)	$1,624	1,078	10,635	8,244

Other comprehensive income loss, net	802	1968	(1,020)	(176)
Comprehensive income	$2,426	$3,046	$9,615	$8,068

Per Share Data
Total basic earnings per common share	$0.09	$0.06	$0.59	$0.46
Total diluted earnings per common share	$0.09	$0.06	$0.59	$0.46
Shares used in computing basic earnings per share	16,951,168	16,804,797	16,875,924	16,684,606
Shares used in computing diluted earnings per share	16,951,168	16,808,883	16,879,153	16,702,189

Dividends per common share	$0.05	$0.05	$0.05	$0.05

Cash Flow Data:
Net cash used in operating activities	$(5,026)	$(5,480)	$(9,603)	$(1,160)
Net cash provided by (used in) investing activities	3,205	(21,435)	(12,324)	(3,663)
Net cash provided by (used in) financing activities	1,438	26,826	14,707	(1,074)

Net increase (decrease) in cash and cash equivalents	$(383)	$89	$(7,220)	$(5,897)

NOTE 18:                   BUSINESS COMBINATION

On December 27, 2011, through our wholly owned subsidiary MGPI-I, the Company completed its acquisition of substantially all of the assets used by LDI in its beverage alcohol distillery and warehousing operations.  The Company also assumed certain specified liabilities, primarily consisting of trade payables and customer and contractual obligations.  The purchase price totaled $11,041 for these net assets, which was provided through borrowings under the Company’s revolving line of credit.  The purchase price paid was equal to the current assets minus current liabilities as of December 27, 2011 and is subject to working capital true-ups.  The Company did not purchase LDI’s assets or assume liabilities related to packaging and bottling of alcoholic beverages, which was purchased by a third party.  This acquisition meets the definition of a business and has been accounted for using the acquisition method in accordance with ASC 805.

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

Management used third party appraisers to assist in estimating fair values, including (a) the business enterprise value, which is based on estimated future cash flows (including timing) which are estimated using the income approach and discount rates reflecting the risk inherent in the future cash flows, and (b) the values of land, buildings and improvements and machinery and equipment, which are estimated using the cost and market approaches.  The estimated fair values recorded were based on unobservable inputs, which are material and represent Level 3 measures in the fair value hierarchy discussed in Note 14.  Derivative Instruments and Fair Value Measurements.

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

The pro forma earnings (loss) were adjusted to exclude $517 of acquisition-related costs incurred  during the six month transition period ended December 31, 2011.  This item was  included in the pro forma earnings for the year ended June 30, 2011.  The impact of the bargain purchase gain and associated tax effect included in the year ended June 30, 2011 increased pro form income by $21,384.

The Company completed no acquisitions during the year ended June 30, 2011.

NOTE 19:                    QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year ended December 31, 2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data amounts)

Sales	$86,350	$76,189	$87,263	$88,430
Less: excise tax	-	82	1,729	2,086
Net sales	86,350	76,107	85,534	86,344
Cost of sales	78,930	70,047	79,618	80,717
Gross profit	7,420	6,060	5,916	5,627

Selling, general and administrative	6,466	6,037	6,285	7,748
Other operating costs and (gain) loss on sale of assets, net	(16)	(851)	176	122
Income (loss) from operations	970	874	(545)	(2,243)

Gain on sale of joint venture interest	-	-	-	4,055
Other income (expense), net	(1)	(1)	2	2
Interest expense	(158)	(225)	(232)	(255)
Equity in earnings (loss)	(465)	(130)	(143)	437
Income (loss) before income taxes	346	518	(918)	1,996
Provision (benefit) for income taxes	166	100	(68)	120
Net income (loss)	$180	$418	$(850)	$1,876

Per Share Data(i)
Total basic earnings (loss) per common share	$0.01	0.02	(0.05)	0.10
Total diluted earnings (loss) per common share	$0.01	0.02	(0.05)	0.10

Dividends per Common Share	$-	$-	$-	$0.05

Stock price ranges:
Common
-High	$3.71	$3.68	$4.90	$6.37
-Low	$3.40	$3.30	$3.43	$5.28

(i)
Total basic and diluted losses per common share do not equal the annual amounts of $0.09 and $0.09, respectively, due to rounding as well as due to allocation of losses under the two class method during periods of losses.  For the quarters ended December 31, 2012 and June 30, 2012, the losses were fully allocated common stock.

	Transition Period Ended December 31, 2011
	Quarter ending December 31, 2011	Quarter ending September 30, 2011
	(In thousands, except per share data amounts)

Sales	$70,425	$76,138
Less: excise tax	86	-
Net sales	70,339	76,138
Cost of sales	70,184	73,347
Gross profit	155	2,791

Selling, general and administrative	6,343	5,074
Other operating costs and (gain) loss on sale of assets, net	(180)	294
Impairment of long-lived assets	1,301	-
Bargain purchase gain, net of tax	(13,048)	-
Income (loss) from operations	5,739	(2,577)

Other income (expense), net	2	46
Interest expense	(216)	(114)
Equity in earnings (loss)	2,279	(2,830)
Income (loss) before income taxes	7,804	(5,475)
Provision (benefit) for income taxes	(8,340)	34
Net income (loss)	$16,144	$(5,509)

Per Share Data(i)
Total basic earnings (loss) per common share	$0.89	$(0.33)
Total diluted earnings (loss) per common share	$0.89	$(0.33)

Dividends per Common Share	$-	$0.05

Stock price ranges:
Common
-High	$6.82	$8.75
-Low	$4.27	$5.07

(i)
Total basic and diluted income (losses) per common share do not equal the annual amounts of $0.59 and $0.59, respectively, due to rounding as well as due to allocation of losses under the two class method during periods of losses.  For the quarter ended September 30, 2011, the loss was fully allocated common stock.

	Year ended June 30, 2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data amounts)

Sales	$68,882	$64,211	$58,072	$57,024
Less: excise tax	84	23	121	46
Net sales	68,798	64,188	57,951	56,978
Cost of sales	71,586	57,669	49,159	46,624
Gross profit	(2,788)	6,519	8,792	10,354
Selling, general and administrative	4,880	5,690	4,360	6,227
Other operating costs and (gain) loss on sale of assets, net	425	-	88	562
Income (loss) from operations	(8,093)	829	4,344	3,565

Other income (expense), net	2	3	-	3
Interest expense	-	(92)	(141)	(125)
Equity in earnings (loss)	(2,296)	124	(957)	1,589
Income (loss) before income taxes	(10,387)	864	3,246	5,032
Provision (benefit) for income taxes	(129)	163	4	30
Net income (loss)	$(10,258)	$701	$3,242	$5,002

Per Share Data(i)
Total basic earnings (loss) per common share	$(0.61)	$0.04	$0.18	$0.28
Total diluted earnings (loss) per common share	$(0.61)	$0.04	$0.18	$0.28

Dividends per Common Share	$-	$-	$-	$0.05

Stock price ranges:
Common
-High	$9.00	$11.06	$11.90	$8.15
-Low	$7.75	$7.90	$8.14	$6.46

(i)
Total basic and diluted losses per common share do not equal the annual amounts of $(0.08) and $(0.08), respectively, due to rounding as well as due to allocation of losses under the two class method during periods of losses.  For the quarter ended June 30, 2011, the loss was fully allocated common stock.

NOTE 20:  SUBSEQUENT EVENTS

Sale of Other Segment

On February 8, 2013, the Company sold substantially all of the assets included in its other segment or its bioplastics manufacturing business, including all of the Company’s assets at its bioplastics manufacturing facility in Onaga, Kansas and certain assets of the Company’s extruder bio-resin laboratory located in Atchison, Kansas.  The sale was initiated by the buyer and up until near the time of close there was uncertainty that the buyer would obtain financing.  The sales price totaled $2,800 and resulted in a pre-tax gain of approximately $1,400 that will be recognized in the first quarter of 2013.

Dividend Declaration

On February 28, 2013, the Board of Directors declared a five (5) cent dividend per share of common stock.  The dividend will be paid on April 10, 2013 to common stockholders of record on March 18, 2013.

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

REPORT ON INTERNAL CONTROLS

This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit smaller reporting companies to provide only management’s report in this Form 10-K.  Management’s Report on Internal Control over Financial Reporting can be found under Item 8.

CHANGES IN INTERNAL CONTROLS

There has been no change in the Company’s internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect MGP Ingredients, Inc.’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the information under Election of Directors at pages 4 to 6 of the Proxy Statement, the information relating to the Audit Committee in the first paragraph of Corporate Governance and Committee Reports -  The Board; Standing Committees; Meetings; Independence at page 9 of the Proxy Statement and in Corporate Governance and Committee Reports- Audit Committee at pages 9 and 10 of the Proxy Statement, and Section 16(a) Beneficial Ownership Reporting Compliance at page 29 of the Proxy Statement.

The Company has adopted a code of ethics that applies to all its employees, including the principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy is filed as an exhibit to this report.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference to the information in Executive Compensation and Other Information, at pages 13-26 of the Proxy Statement, the information relating to the Human Resources and Compensation Committee in Corporate Governance and Committee Reports - The Board; Standing Committees; Meetings; Independence at pages 9 to 12 of the Proxy Statement and Corporate Governance and Committee Reports - Compensation Committee Interlocks and Insider Participation at page 13 of the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the information under Principal Stockholders on pages 28 to 29 of the Proxy Statement.

The following is a summary of securities authorized for issuance under equity compensation plans as of December 31, 2012:

	(A) Number of shares to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted-average of exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (*)
Equity compensation plans approved by security holders	20,000	$9.30	1,384,109
Equity compensation plans not approved by security holders	-	-	-
Total	20,000	$9.30	1,384,109

(*)  Of these securities, as of December 31, 2012, 1,344,312 shares may also be issued as performance or restricted stock awards under the terms of the Stock Incentive Plan of 2004 and 39,797 may be issued as restricted stock awards under the terms of the Directors’ Stock Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the information under Corporate Governance and Committee Reports – The Board; Standing Committees; Meetings; Independence on page 9 of the Proxy Statement and to the information under Related Transactions on page 30 of the Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the information under Audit and Certain Other Fees Paid Accountants on page 31 of the Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following financial statements are filed as part of this report:

KPMG LLPs Report on Financial Statements.

Consolidated Statements of Operations – for the Year Ended December 31, 2012, the Six month transition period ended December 31, 2011 and the Year Ended June 30, 2011.

Consolidated Statements of Comprehensive Income – for the Year Ended December 31, 2012, the Six month transition period ended December 31, 2011 and the Year Ended June 30, 2011.

Consolidated Balance Sheets at December 31, 2012 and 2011.

Consolidated Statements of Changes in Stockholders’ Equity – for the Year Ended December 31, 2012, the six month transition period ended December 31, 2011 and the Year Ended June 30, 2011.

Consolidated Statements of Cash Flow – for the Year Ended December 31, 2012, the Six month transition period ended December 31, 2011 and the Year Ended June 30, 2011.

Notes to Consolidated Financial Statements.

(b)           Financial Statement Schedules:

As a smaller reporting company, we are not required to provide financial statement schedules in this Form 10-K.

(d)           The exhibits required by Item 601 of Regulation S-K are set forth in the Exhibit Index below.

EXHIBIT LIST

2.1
Agreement of Merger and Plan of Reorganization, dated as of January 3, 2012,  by and among MGPI Processing, Inc. (formerly MGP Ingredients, Inc.),  MGP Ingredients, Inc. (formerly MGPI Holdings, Inc.) and MGPI Merger Sub, Inc. (Incorporated by reference to Exhibit 2 of the Company's current report on Form 8-K filed January 5, 2012 (File number 000-17196))

2.2
Asset Purchase Agreement by and among Lawrenceburg Distillers Indiana, LLC, Angostura US Holdings Limited and MGPI of Indiana, LLC, dated October 20, 2011 (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed December 28, 2011 (File number 000-17196))

3.1.1
Articles of Incorporation of MGP Ingredients, Inc. (formerly MGPI Holdings, Inc.), as amended (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed January 5, 2012 (File number 000-17196))

3.1.2
Certificate of Amendment to Articles of Incorporation of MGP Ingredients, Inc. (formerly MGPI Holdings, Inc.) (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed January 5, 2012 (File number 000-17196))

3.2	Bylaws of MGP Ingredients, Inc. (formerly MGPI Holdings, Inc.) (Incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed January 5, 2012 (File number 000-17196))
4.1
Amended and Restated Credit Agreement dated November 2, 2012 between MGP Ingredients, Inc., MGPI Processing, Inc., MGPI Pipeline, Inc. and MGPI of Indiana, LLC and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 8, 2012 (File number 000-17196))

4.1.1
Amended and Restated Patent Security Agreement dated November 2, 2012 between MGPI Processing, Inc and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 8, 2012 (File number 000-17196))

4.1.2
Trademark Security Agreement dated November 2, 2012 between MGPI Processing, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on November 8, 2012 (File number 000-17196))

4.1.3
Assignment of Membership Interests dated as of July 21, 2009 between MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and Wells Fargo Bank, National Association, relating to MGPI of Indiana, LLC (formerly, Firebird Acquisitions, LLC) (Incorporated by reference to Exhibit 4.1.2 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.1.4
Stock Pledge Agreement dated as of July 21, 2009 between MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and Wells Fargo Bank, National Association, relating to stock of Midwest Grain Pipeline, Inc. (Incorporated by reference to Exhibit 4.1.3 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.1.5
Control Agreement and Assignment of Hedging Account among Wells Fargo Bank, National Association, MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and ADM Investor Services, Inc. (Incorporated by reference to Exhibit 4.1.4 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.1.6
Form of Mortgage relating to MGPI Processing, Inc.'s (formerly MGP Ingredients, Inc.) Onaga plant in favor of Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1.7 below, which was filed in the same form in Pottawatomie County, Kansas)

4.1.7
Amended and Restated Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated as of August 31, 2009 relating to MGPI Processing, Inc.'s (formerly MGP Ingredients, Inc.) Atchison facility in favor of Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1.6 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196)) and subsequently amended on November 2,2012 as described in the Company’s Current Report on Form 8-K filed November 8, 2012 (File number 000-17196))

4.1.8
Form of Mortgage relating to a tract of land owned by MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) in Wyandotte County, Kansas in favor of  Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1.7 above, which was filed in the same form in Wyandotte County, Kansas)

4.1.9
Consent and Release dated August 19, 2009 between Wells Fargo Bank, National Association and MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) (Incorporated by reference to Exhibit 4.1.9 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.1.10
Consent and Release dated December 21, 2009, between Wells Fargo Bank, National Association and MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) (Incorporated by reference to Exhibit 4.1.9 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2009 (File number 000-17196))

4.1.11
Consent dated December 31, 2009 from Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1.10 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2009 (File number 000-17196))

4.1.11.1
Assignment of Membership Interest to Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1.11 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2009 (File number 000-17196))

4.1.11.2
Partial Release of Collateral Agreement dated January 30, 2012 by and among Wells Fargo Bank, National Association, MGPI Processing, Inc. and MGP Ingredients (Incorporated by reference to Exhibit 4.1.11.2 of the Company’s Report on Form 10-K for the transition period from July 1, 2011 to December 31, 2011 (File number 000-17196))

4.1.12
Consent dated February 2, 2010 from Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 4.1.12 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2010 (File number 000-17196))

4.1.13
Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated February 15, 2010 to Wells Fargo Bank, National Association, relating to MGPI Processing, Inc.'s (formerly MGP Ingredients, Inc.) Executive Office Building & Technical Center in Atchison, Kansas (Incorporated by reference to Exhibit 4.1.13 of the Company's Quarterly Report on Form 10-Q for the Quarter ended March  31, 2010 (File number 000-17196)) and subsequently amended on November 2, 2012 as described in the Company’s Current Report on Form 8-K filed November 8, 2012 (File number 000-17196))

4.1.14
Amended and Restated Bond Pledge and Security Agreement dated November 2, 2012 by and among MGPI Processing, Inc. (formerly MGP Ingredients, Inc.), Commerce Bank, as Trustee and Wells Fargo Bank, National Association relating to City of Atchison, Kansas, $7,000,000 original principal amount of Taxable Industrial Revenue Bonds, Series 2006 (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on November 8, 2012 (File number 000-17196))

4.1.19
Amended and Restated Guaranty and Security Agreement dated November 2, 2012, by and among MGP Ingredients, Inc., MGPI of Indiana, LLC, MGPI Pipeline, Inc., MGPI Processing, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed November 8, 2012 (File number 000-17196))

4.2
Commercial Security Agreement from MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) to Union State Bank of Everest dated March 31, 2009 (Incorporated by reference to Exhibit 4.5.2 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.2.1
Amendment to Commercial Security Agreement dated as of July 20, 2009 between MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and Union State Bank of Everest (Incorporated by reference to Exhibit 4.5.3 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.3
Promissory Note dated July 20, 2009 from MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) to Union State Bank of Everest in the initial principal amount of $2,000,000 (Incorporated by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.3.1
Commercial Security Agreement dated July 20, 2009 from MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) to Union State Bank of Everest relating to equipment at Atchison Plant and Onaga plant (Incorporated by reference to Exhibit 4.6.1 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.3.2
Mortgage dated July 20, 2009 from MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) to Union State Bank of Everest relating to the Atchison plant (Incorporated by reference to Exhibit 4.6.2 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.4
Amended and Restated Intercreditor Agreement between Wells Fargo Bank, National Association and Union State Bank of Everest dated October 31, 2012 (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed November 8, 2012 (File number 000-17196))

4.5
Trust Indenture Dated as of December 28, 2006 relating to $7,000,000 Taxable Industrial Revenue Bonds Series 2006 (MGP Ingredients Project) (Incorporated by Reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q for the Quarter ended December 31, 2006 (File number 000-17196))

4.6
Lease dated as of December 28, 2006 between the City of Atchison, as Issuer and MGPI Processing, Inc. (formerly MGP Ingredients, Inc.), as tenant relating to $7,000,000 Taxable Industrial Revenue Bonds Series 2006 (MGP Ingredients Project) (Incorporated by Reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the Quarter ended December 31, 2006 (File number 000-17196))

4.7
Master Lease Agreement dated as of June 28, 2011 between U.S. Bancorp Equipment Finance, Inc. and MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and related bill of sale and Schedules #001-0018787-001 and 1166954-001-0018787-001 (Incorporated by reference to Exhibit 4.7 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2011(File number 000-17196))

4.7.1
Mortgagee's Waiver executed by Union State Bank of Everest (Incorporated by reference to Exhibit 4.7.1 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (File number 000-17196))

4.7.2
Mortgagee's Waiver and lien release executed by Wells Fargo Bank National Association (Incorporated by reference to Exhibit 4.7.2 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2011(File number 000-17196))

4.8	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the Commission upon request.
9.1	Copy of Cray Family Trust (Incorporated by reference to Exhibit 1 of Amendment No. 1 to Schedule 13D of Cloud L. Cray, Jr. dated November 18, 1994)
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
10.1
Assumption Agreement, dated as of January 3, 2012, between MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and MGP Ingredients, Inc. (formerly MGPI  Holdings, Inc.) (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed January 5, 2012 (File number 000-17196))

10.2
Copy of MGP Ingredients, Inc. 1996 Stock Option Plan for Outside Directors, as amended (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File number 333-51849))

10.3
Copy of amendments to Options granted under MGP Ingredients, Inc. 1996 Stock Option Plan for Outside Directors (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (File number 000-17196))

10.4
Form of Option Agreement for the grant of Options under the MGP Ingredients, Inc. 1996 Stock Option Plan for Outside Directors, as amended (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (File number 000-17196))

10.5	Stock Incentive Plan of 2004, as amended (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statements on Form S-8 (File numbers 333-162625 & 333-119860))
10.6
Guidelines for Issuance of Fiscal 2005 Restricted Share Awards (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2004 (File number 000-17196))

10.7
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

10.8
Guidelines for Issuance of Fiscal 2006 Restricted Share Awards (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File number 000-17196))

10.9
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

10.10
Consent Agreement between MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and the Kansas Department of Health and Environment dated January 11, 2006 (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File number 000-17196))

10.11	Amendment 1 of Consent Agreement and Final Order of the Secretary (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed May 26, 2010 (File number 000-07196))
10.12	Amendment 2 of Consent Agreement and Final Order of the Secretary (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 26, 2010 (File number 000-07196))
10.13.1
Form of Indemnification Agreement between MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and its Directors and Executive Officers (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly report on Form 10-Q for the quarter ended December 31, 2006 (File number 000-17196))

10.13.2
Form of Indemnification Agreement between MGP Ingredients, Inc. (formerly MGPI Holdings, Inc.) and its Directors and Executive Officers (Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed January 5, 2012 (File number 000-17196))

10.14
Guidelines for Issuance of Fiscal 2007 Restricted Share Awards (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly report on Form 10-Q for the quarter ended December 31, 2006 (File number 000-17196))

10.15
Agreement with Ladd M. Seaberg as to Award of Restricted Shares Granted under the Stock Incentive Plan of 2004 with respect to Fiscal 2007 (Similar agreements have been made with the following named executive officers as to the number of shares indicated following their respective names: Timothy W. Newkirk – 9,200 shares; Randy M. Schrick – 9,300 shares; (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly report on Form 10-Q for the quarter ended December 31, 2006 (File number 000-17196))

10.16
Non-Employee Directors Restricted Share Award Agreement for fiscal 2007 of Cloud L. Cray. Similar agreements were made for the same number of shares with Michael Braude, John Byom, Gary Gradinger, Linda Miller, Daryl Schaller and John Speirs. (Incorporated by reference to Exhibit 3(b) of the Company's Current Report on Form 8-K filed June 19, 2007 (File number 000-17196))

10.17
Non-Employee Directors’ Restricted Stock and Restricted Unit Plan, as amended and restated (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed January 5, 2012 (File number 000-17196))

10.18
Guidelines for Issuance of Fiscal 2008 Restricted Share Awards (Incorporated by reference from Ex. 10(ss) of the Company's Annual Report on Form 10-K for the Fiscal Year ended July 1, 2007 (File number 000-17196))

10.19
Agreement with Brian Cahill as to Award of Restricted Shares Granted Under the Stock Incentive Plan of 2004 with respect to Fiscal 2008 (Similar agreements have been made with the following named executive officers as to the number of shares indicated following their respective names Timothy W. Newkirk – 17,695;  Randy M. Schrick - 13,530; and Donald Coffey – 10,834.) (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed  November 21, 2008 (File number 000-17196))

10.20
Guidelines on issuance of Fiscal 2009 Restricted Share Awards (Incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 20, 2010 (File number 000-17196))

10.21
Agreement with Timothy Newkirk as to Award of Restricted Shares Granted Under the Stock Incentive Plan of 2004 with respect to Fiscal 2009 (Similar agreements have been made with the following named executive officers as to the number of shares indicated following their respective names –Randy M. Schrick - 24,500 and Donald Coffey – 21,000.) (Incorporated by reference to Exhibit 10.49 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

10.22	Consultation Agreement with Ladd Seaberg (Incorporated by reference to Exhibit 10.55 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))
10.23
Non-Employee Directors Restricted Share Award Agreement for fiscal 2008 of John Speirs. (Similar agreements were made for the same number of shares with Michael Braude, John Byom, Cloud L. Cray, Gary Gradinger, Linda Miller and Daryl Schaller ) (Incorporated by reference to Exhibit 10.56 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

10.24
Non-Employee Directors Restricted Share Award Agreement for fiscal 2009 of John Speirs. (Similar agreements were made for the same number of shares with Michael Braude, John Byom, Cloud L. Cray, Gary Gradinger, Linda Miller, Karen Seaberg  and Daryl Schaller) (Incorporated by reference to Exhibit 10.44  of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 20, 2010 (File number 000-17196))

10.25
Contribution Agreement dated November 20, 2009 between MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and Illinois Corn Processing, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 27, 2009 (File number 000-17196))

10.26
LLC Interest Purchase Agreement dated November 20, 2009 between MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and Illinois Corn Processing Holdings LLC (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 27, 2009 (File number 000-17196))

10.27
Limited Liability Company Agreement dated November 20, 2009 between MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and Illinois Corn Processing Holdings LLC (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 27, 2009 (File number 000-17196))

10.28
Marketing Agreement between MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and Illinois Corn Processing, LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2009 (File Number 000-17196))

10.29.1
Short Term Incentive Plan for Fiscal Year 2010 and subsequent years (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 15, 2009 (File number 000-17196))

10.29.2
First Amended and Restated MGP Ingredients, Inc. Short-Term Incentive Plan (For 2012 and Subsequent Years) (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 19, 2012 (File number 000-17196))

10.30	Letter agreement with Randy Schrick (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 15, 2009 (File number 000-17196))
10.31
Guidelines on Issuance of Fiscal 2010 Restricted Share Awards (Incorporated by reference to Exhibit 10.51of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 20, 2010 (File number 000-17196))

10.32
Agreement with Timothy Newkirk as to Award of Restricted Shares Granted Under the Stock Incentive Plan of 2004 with respect to Fiscal 2010 (Similar agreements have been made with the following named executive officers as to the number of shares indicated following their respective names –Randy M. Schrick – 14,300 and Donald Coffey – 14,300) (Incorporated by reference to Exhibit 52 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 20, 2010 (File number 000-17196))

10.33
Non-Employee Director Restricted Share Award Agreement effective October 22, 2010 of John Speirs (Similar agreements were made for the same number of shares with Michael Braude, John Byom, Cloud L. Cray, Gary Gradinger, Linda Miller, Karen Seaberg and Daryl Schaller ) (Incorporated by reference to Exhibit 10.1 of the  Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File number 000-17196))

10.34
Non-Employee Director Restricted Share Award Agreement effective October 21, 2011 of John Speirs (Similar agreements were made for the same number of shares with Michael Braude, John Byom, Cloud L. Cray, Gary Gradinger, Linda Miller, Karen Seaberg and Daryl Schaller) (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File number 000-17196))

10.35
Guidelines on Issuance of Fiscal 2011 Restricted Share Awards (Incorporated by reference to Exhibit 10.48 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (File number 000-17196))

10.36
Agreement with Timothy Newkirk as to Award of Restricted Shares Granted Under the Stock Incentive Plan of 2004 with respect to Fiscal 2011 (Similar agreements have been made for 16,500 shares to each of the following named executive officers:  Don Tracy, Randy M. Schrick, Donald Coffey and Scott Phillips) (Incorporated by reference to Exhibit 10.49 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (File number 000-17196))

10.37	Compensation Claw Back Policy (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed December 12, 2011 (File number 000-17196))
10.38
LLC Interest Assignment and Purchase Agreement dated February 1, 2012 between MGPI Processing, Inc. and Illinois Corn Processing Holdings, Inc. (Incorporated by reference to Exhibit 10.51 of the Company’s Report on Form 10-K for the transition period from July 1, 2011 to December 31, 2011 (File number 000-17196))

10.39
Guidelines on Issuance of 2011 Transition Period Restricted Stock Unit Awards (Incorporated by reference to Exhibit 10.52 of the Company’s Report on Form 10-K for the transition period from July 1, 2011 to December 31, 2011 (File number 000-17196))

*10.40	Form of Award Agreement for Restricted Stock Unit Awards granted under the Stock Incentive Plan of 2004
*10.41	Guidelines on Issuance of Fiscal 2012 Restricted Stock Unit Awards
14	Code of Conduct (Incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 20, 2010 (File number 000-17196))
*21	Subsidiaries of the Company
*23.1	Consent of KPMG, LLP, Independent Registered Public Accounting Firm
24	Powers of Attorney executed by all officers and directors of the Company who have signed this report on Form 10-K (Incorporated by reference to the signature pages of this report)
*31.1	CEO Certification pursuant to Rule 13a-14(a)
*31.2	CFO Certification pursuant to Rule 13a-14(a)

*32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*32.2	CFO Certification furnished pursuant to Rule 13a-14(b)
*101
The following financial information from MGP Ingredients, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011 and , (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows (and in the case of (ii), (iii), (iv) and (v)) for the year ended December 31, 2012, the six months ended December 31, 2011, and the year ended June 30, 2011, and (vi) the Notes to the Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL - formatted interactive data files that comprise this Exhibit 101 shall be deemed "furnished" and not "filed."

* Filed herewith

SIGNATURES

Pursuant to requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Atchison, State of Kansas, on this 12th day of March, 2013.

MGP INGREDIENTS, INC.

By /s/Timothy W. Newkirk
Timothy W. Newkirk, President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy W. Newkirk and Don Tracy and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, and to sign any and all reports of the Registrant on Form 10-K and to sign any and all amendments to such reports and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities & Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated

Name	Title	Date
/s/Timothy W. Newkirk Timothy W. Newkirk	President and Chief Executive Officer	March 12, 2013
/s/Don Tracy Don Tracy	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2013
/s/Michael Braude Michael Braude	Director	March 12, 2013
/s/John E. Byom John E. Byom	Director	March 12, 2013
/s/Cloud L. Cray, Jr. Cloud L. Cray, Jr.	Director	March 12, 2013
/s/Gary Gradinger Gary Gradinger	Director	March 12, 2013
/s/Daryl R. Schaller Daryl R. Schaller	Director	March 12, 2013
/s/ Karen Seaberg Karen Seaberg	Director	March 12, 2013
/s/John R. Speirs John R. Speirs	Director; Chairman of the Board	March 12, 2013