Form 10-Q
period 2013-03-31
MGP INGREDIENTS INC
filed 2013-05-06
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

or

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

17,934,233 shares of Common Stock, no par value as of April 26, 2013

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as well as historical information.  All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements.  In addition, forward-looking statements are usually identified by or are associated with such words as “intend,” “plan”, “believe,” “estimate,” “expect,” “anticipate,” “hopeful,” “should,” “may,” “will”, “could”, “encouraged”, “opportunities”, “potential” and/or the negatives of these terms or variations of them or similar terminology.  They reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance.  All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement.  Important factors that could cause actual results to differ materially from our expectations include, among others: (i) disruptions in operations at our Atchison facility or Indiana Distillery,  (ii) the availability and cost of grain and fluctuations in energy costs, (iii) the effectiveness of our hedging strategy, (iv) the competitive environment and related market conditions, (v) the ability to effectively pass raw material price increases on to customers, (vi) the viability of the Illinois Corn Processing, LLC (“ICP”) joint venture and its ability to obtain financing, (vii) our ability to maintain compliance with all applicable loan agreement covenants, (viii) our ability to realize operating efficiencies, (ix) actions of governments, (x) and consumer tastes and preferences.  For further information on these and other risks and uncertainties that may affect our business, including risks specific to our Distillery and Ingredient segments, see Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2012, as updated by Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

METHOD OF PRESENTATION

All amounts in this report, except for share, bushels, gallons, pounds, mmbtu, per share, per bushel, per gallon and percentage amounts, are shown in thousands.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter ended
	March 31, 2013	March 31, 2012

Sales	$88,718	$88,430
Less: excise taxes	2,314	2,086
Net sales	86,404	86,344
Cost of sales (a)	79,175	80,765
Gross profit	7,229	5,579

Selling, general and administrative expenses	5,875	7,748
Other operating costs and losses on sale of assets	58	74
Income (loss) from operations	1,296	(2,243)

Gain on sale of joint venture interest	-	4,055
Interest income	6	2
Interest expense	(289)	(255)
Equity in earnings (loss)	(942)	437
Income from continuing operations before income taxes	71	1,996

Provision for income taxes	-	120
Net income from continuing operations	71	1,876

Discontinued operations, net of tax (Note 9)	1,406	-
Net income	1,477	1,876

Other comprehensive income (loss), net of tax	(149)	173
Comprehensive income	$1,328	$2,049

Basic and diluted earnings per share
Income from continuing operations	$-	$0.10
Income from discontinued operations	0.08	-
Net income	$0.08	$0.10

Dividends per common share	$0.05	$0.05

(a)	Includes related party purchases of $3,491 and $16,226 for the quarters ended March 31, 2013 and 2012, respectively. See Note 2. Equity Method Investments.

See accompanying notes to unaudited condensed consolidated financial statements

       MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	March 31, 2013	December 31, 2012

Current Assets
Restricted cash	$-	$12
Receivables (less allowance for doubtful accounts: March 31, 2013 - $20; December 31, 2012 - $12)	34,345	35,325
Inventory	38,998	36,532
Prepaid expenses	1,351	697
Deferred income taxes	5,044	5,283
Refundable income taxes	280	242
Total current assets	80,018	78,091

Property and equipment	188,764	190,519
Less accumulated depreciation and amortization	(116,227)	(115,128)
Property and equipment, net	72,537	75,391

Equity method investments	6,347	7,301
Other noncurrent assets	2,312	2,388
Total assets	$161,214	$163,171

Current Liabilities
Current maturities of long-term debt	$1,642	$1,683
Accounts payable	22,977	18,860
Accounts payable to affiliate, net	721	4,008
Accrued expenses	6,677	5,220
Total current liabilities	32,017	29,771

Long-term debt, less current maturities	4,783	5,168
Revolving credit facility	21,766	25,893
Deferred credit	4,036	4,133
Accrued retirement health and life insurance benefits	4,985	5,096
Other noncurrent liabilities	1,006	1,000
Deferred income taxes	5,044	5,283
Total liabilities	73,637	76,344

Commitments and Contingencies – See Note 4
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 18,115,965 shares at March 31, 2013 and December 31, 2012, 17,914,119 and 17,934,233 shares outstanding at March 31, 2013 and December 31, 2012, respectively	6,715	6,715
Additional paid-in capital	8,247	7,894
Retained earnings	73,092	72,531
Accumulated other comprehensive loss	(382)	(233)
Treasury stock, at cost
201,846 and 181,732 shares at March 31, 2013 and December 31, 2012, respectively	(99)	(84)
Total stockholders’ equity	87,577	86,827
Total liabilities and stockholders’ equity	$161,214	$163,171

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (Dollars in thousands)

	Quarter Ended
	March 31, 2013	March 31, 2012
Cash Flows from Operating Activities
Net income	$1,477	$1,876
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,968	2,935
Gain on sale of bioplastics manufacturing business	(1,453)	-
Gain on sale of joint venture interest	-	(4,055)
Loss on sale of assets	-	48
Share based compensation	353	353
Equity in (earnings) loss	942	(437)
Changes in operating assets and liabilities:
Restricted cash	12	1,454
Receivables, net	980	(7,984)
Inventory	(2,539)	(3,236)
Prepaid expenses	(654)	(409)
Refundable income taxes	(38)	120
Accounts payable	3,603	(1,880)
Accounts payable to affiliate, net	(3,287)	(1,380)
Accrued expenses	529	904
Change in derivatives	-	1,131
Deferred credit	(97)	(150)
Accrued retirement health and life insurance benefits and other noncurrent liabilities	(242)	(261)
Net cash provided by (used in) operating activities	2,554	(10,971)

Cash Flows from Investing Activities
Proceeds from sale of bioplastics manufacturing business	2,797	-
Proceeds from sale of joint venture interest	-	9,103
Proceeds from the disposition of property and equipment	-	2,232
Additions to property and equipment	(798)	(484)
Investment in and advances to unconsolidated subsidiaries	-	(500)
Net cash provided by investing activities	1,999	10,351

Cash Flows from Financing Activities
Principal payments on long-term debt	(426)	(413)
Proceeds from revolving credit facility	28,850	43,756
Principal payments on revolving credit facility	(32,977)	(43,106)
Net cash provided by (used by) financing activities	(4,553)	237

Decrease in cash and cash equivalents	-	(383)
Cash and cash equivalents, beginning of year	-	383
Cash and cash equivalents, end of period	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2012	$4	$6,715	$7,894	$72,531	$(233)	$(84)	$86,827
Comprehensive income:
Net income	-	-	-	1,477	-	-	1,477
Change in pension plans (a)	-	-	-	-	22	-	22
Change in post employment Benefits (a)	-	-	-	-	(159)	-	(159)
Change in translation adjustment on non-consolidated foreign subsidiary, net of tax	-	-	-	-	(12)	-	(12)
Dividends declared	-	-	-	(916)	-	-	(916)
Share-based compensation	-	-	353	-	-	-	353
Stock shares reacquired	-	-	-	-	-	(15)	(15)
Balance, March 31, 2013	$4	$6,715	$8,247	$73,092	$(382)	$(99)	$87,577

(a)	See Note 7. Employee Benefit Plans for amounts reclassified from Accumulated Other Comprehensive Income (Loss).

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

Note 1.  Accounting Policies and Basis of Presentation.

MGP Ingredients, Inc. (“Company”) is a Kansas corporation headquartered in Atchison, Kansas.  It was incorporated in 2011 and is a holding company with no operations of its own.  Its principal directly-owned operating subsidiaries are MGPI Processing, Inc. (“Processing”) and MGPI of Indiana, LLC (“MGPI-I”).  Processing was incorporated in Kansas in 1957 and is the successor to a business founded in 1941 by Cloud L. Cray, Sr.  On January 3, 2012, MGP Ingredients, Inc. reorganized into a holding company structure (the “Reorganization”) through a series of steps involving various legal entities, which is discussed in greater detail in the Company’s Report on Form 10-K for the year ended December 31, 2012.  Prior to the Reorganization, Processing was named MGP Ingredients, Inc.

MGPI-I (previously named Firebird Acquisitions, Inc.) acquired substantially all the beverage alcohol distillery assets of Lawrenceburg Distillers Indiana, LLC (“LDI”) at its Lawrenceburg and Greendale, Indiana facility (“Indiana Distillery”) on December 27, 2011.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company reflect all adjustments (consisting only of normal adjustments) which, in the opinion of the Company’s management, are necessary to fairly present the financial position, results of operations and cash flows of the Company.  All intercompany balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements as of and for the period ended March 31, 2013 should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Inventory

Inventory includes finished goods, barreled distillate, raw materials in the form of agricultural commodities used in the production process, work in process and certain maintenance and repair items.  Inventories are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventory consists of the following:

	March 31, 2013	December 31, 2012

Finished goods	$13,181	$14,272
Barreled distillate	11,047	9,080
Raw materials	6,467	5,959
Work in process	3,243	2,571
Maintenance materials	4,541	4,116
Other	519	534
Total	$38,998	$36,532

Equity Method Investments

The Company accounts for its investment in non-consolidated subsidiaries under the equity method of accounting when the Company has significant influence, but does not have more than 50% voting control, and is not considered the primary beneficiary.  Under the equity method of accounting, the Company reflects its investment in non-consolidated subsidiaries within the Company’s Condensed Consolidated Balance Sheets as “Equity method investments”; the Company’s share of the earnings or losses of the non-consolidated subsidiaries are reflected as “Equity in earnings (loss)” in the Condensed Consolidated Statements of Comprehensive Income.

The Company reviews its investments in non-consolidated subsidiaries for impairment whenever events or changes in business circumstances indicate that the carrying amount of the investments may not be fully recoverable. Evidence of a loss in value that is other than temporary include, but are not limited to, the absence of an ability to recover the carrying amount of the investment, the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment, or, where applicable, estimated sales proceeds which are insufficient to recover the carrying amount of the investment. If the fair value of the investment is determined to be less than the carrying value and the decline in value is considered to be other than temporary, an appropriate write-down is recorded based on the excess of the carrying value over the best estimate of fair value of the investment.  The losses incurred by ICP during the quarter ended March 31, 2013 and the Company's election to provide notice to shutdown the plant (as more fully described in Note 2. Equity Method Investments) did not cause the Company to determine that its investment in ICP may not be fully recoverable as of March 31, 2013.

Revenue Recognition

Except as discussed below, revenue from the sale of the Company’s products is recognized as products are delivered to customers according to shipping terms and when title and risk of loss have transferred.

The Company’s distillery segment routinely produces unaged distillate, and this product is frequently barreled and warehoused at a Company location for an extended period of time in accordance with directions received from the Company’s customers.  This product must meet customer acceptance specifications, the risks of ownership and title for these goods must be passed, and requirements for bill and hold revenue recognition must be met prior to the Company recognizing revenue for this product.  Separate warehousing agreements are typically maintained for customers who store their product with the Company and warehouse revenues are recognized as the service is provided.

Sales include customer paid freight costs billed to customers of $2,980 and $2,791 for the quarters ended March 31, 2013 and 2012, respectively.

Income Taxes

The effective tax rates for the quarters ended March 31, 2013 and March 31, 2012 were 3.1 and 6.0 percent, respectively, consisting of state income taxes for which no net operating loss carryforwards are currently available. The $47 of taxes related to discontinued operations were included in the computation of the effective rate for the quarter ended March 31, 2013.

For the quarters ended March 31, 2013 and March 31, 2012, the effective rate differed from the Company’s statutory rate primarily due to the expected utilization of available net operating losses.  At this time, management is unable to conclude it is more likely than not that deferred tax assets will be realized.  As a result of this analysis, the Company continues to record a full valuation allowance on net deferred tax assets.  Management will continue to evaluate the available positive and negative evidence in future periods.  If the Company is able to generate positive earnings, it is possible that all or a portion of the valuation allowance will be reversed, which would positively impact income in future periods.

Earnings per Share

              Basic and diluted earnings (loss) per share are computed using the two-class method, which is an earnings allocation formula that determines net income (loss) per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings.  Per share amounts are computed by dividing net income (loss) from continuing operations attributable to common shareholders by the weighted average shares outstanding during the period.

Impairment

The Company tests its long-lived assets for impairment whenever events or conditions and circumstances indicate a carrying amount of an asset may not be recoverable.  No events or conditions occurred during the quarterly period ended March 31, 2013 that required the Company to record an impairment.

Fair Value Measurements

The fair value of an asset is considered to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accounting guidance also establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value hierarchy gives the highest priority to quoted market prices (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of inputs used to measure fair value are as follows:

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

FASB ASC 825, Financial Instruments, requires the disclosure of the estimated fair value of financial instruments. The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable and accounts payable.  The carrying value of the short term financial instruments approximates the fair value due to their short-term nature. These financial instruments have no stated maturities or the financial instruments have short-term maturities that approximate market.

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $28,230 and $32,596 at March 31, 2013 and December 31, 2012, respectively. The financial statement carrying value was $28,191 and $32,744 at March 31, 2013 and December 31, 2012, respectively.  These fair values are considered Level 2 under the fair value hierarchy.

Dividends

On February 28, 2013, the Board of Directors declared a dividend of $0.05 per share of the Company’s common stock, no par value (the “Common Stock”), payable to stockholders of record of Common Stock, restricted stock and restricted stock units on March 18, 2013.  The Company accrued the $916 dividend at March 31, 2013.  This dividend was paid on April 10, 2013.

On March 1, 2012, the Board of Directors declared a dividend of $0.05 per share of the Company’s Common Stock, no par value, payable to stockholders of record of Common Stock, restricted stock and restricted stock units on March 22, 2012.  The $914 dividend was paid on April 19, 2012.

Note 2.  Equity Method Investments.

As of March 31, 2013, the Company’s investments accounted for on the equity method of accounting consist of the following: (1) 30 percent interest in ICP, which manufactures alcohol for fuel, industrial and beverage applications, and (2) 50 percent interest in D.M. Ingredients, GmbH, (“DMI”), which produces certain specialty starch and protein ingredients.

Processing completed a series of related transactions on November 20, 2009 pursuant to which Processing contributed its Pekin plant and certain maintenance and repair materials to a newly-formed company, ICP, and then sold 50 percent of the membership interest in ICP to Illinois Corn Processing Holdings (“ICP Holdings”), an affiliate of SEACOR Energy Inc.

On February 1, 2012, ICP Holdings exercised its option to purchase an additional 20 percent of the membership interest in ICP.  The sales price was $9,103 and was determined in accordance with the LLC Interest Purchase Agreement.  Following its exercise, ICP Holdings owns 70 percent of ICP, is entitled to name 4 of ICP’s 6 advisory board members, and generally has control of ICP’s day to day operations.  Processing owns 30 percent of ICP and is entitled to name 2 of ICP’s 6 advisory board members

Under a marketing agreement between ICP and the Company, (the “Marketing Agreement”), ICP manufactured and supplied food grade and industrial-use alcohol products for the Company, and the Company purchased, marketed and sold such products for a marketing fee.  Effective January 1, 2013, the Marketing Agreement expired.  The Company no longer plans to source products from ICP.

ICP’s term loan and revolving credit agreement with an affiliate of SEACOR Energy Inc. expired as of December 31, 2012 and has not been renewed.  The Company has no further funding requirement to ICP.

The ICP Limited Liability Company Agreement gives the Company and its joint venture partner, ICP Holdings, certain rights to shut down the Pekin plant if ICP operates at an EBITDA loss of $500 in any quarter.  Such rights are conditional in certain instances, but are absolute if EBITDA losses aggregate $1,500 over any three consecutive quarters or if ICP’s net working capital is less than $2,500.  For the quarter ended March 31, 2013, ICP experienced an EBITDA loss in excess of the $500 threshold.

The ICP Limited Liability Company Agreement also provides for a reallocation of profit and loss upon notice of shutdown that is rejected by ICP Holdings.  Such shutdown notice was provided on April 18, 2013 under the terms of the ICP Limited Liability Company Agreement, and such notice was rejected by ICP Holdings.  The Company believes that the allocation of profit and loss for the second quarter of 2013 will be 12 percent to the Company and 88 percent to ICP Holdings.  The exercise of this option does not affect the 30 percent equity ownership and would not impact the Company’s allocation if ICP were to be sold.  The allocation of profit and loss will revert to 30 percent to the Company for any quarter following a quarter-end measurement when the shutdown rights as described above are not triggered by the financial results of ICP or not elected by the Company.

Summary Financial Information

Condensed financial information related to the Company’s non-consolidated equity method investment in ICP is shown below.

	Quarter Ended
	March 31, 2013	March 31, 2012
ICP’s Operating results:
Net sales (a)	$32,850	$58,053
Cost of sales and expenses (b)	36,080	56,925
Net income (loss)	$(3,230)	$1,128

(a)	Includes related party sales to MGPI of $2,687 and $15,994 for the quarters ended March 31, 2013 and 2012, respectively.
(b)	Includes depreciation and amortization of $1,170 and $1,259 for the quarters ended March 31, 2013 and 2012, respectively.

	March 31, 2013	December 31, 2012
ICP’s Balance Sheet:
Current assets	$27,952	$19,972
Noncurrent assets	18,686	19,856
Total assets	$46,638	$39,828

Current liabilities	$26,667	$16,631
Noncurrent liabilities	208	203
Equity	19,763	22,994
Total liabilities and equity	$46,638	$39,828

The Company’s equity in earnings (loss) is as follows:

	Quarter Ended
	March 31, 2013	March 31, 2012

ICP (30% interest) (a)	$(969)	$473
DMI (50% interest)	27	(36)
	$(942)	$437

(a)
The Company’s ownership percentage of ICP was 50 percent through February 1, 2012, when the Company sold 20 percent of its investment.  From February 2, 2012 through March 31, 2012, and until March 31, 2013, the Company’s ownership percentage in ICP was 30 percent.

The Company’s investment in joint ventures is as follows:

	March 31, 2013	December 31, 2012

ICP (30% interest)	$5,929	$6,898
DMI (50% interest)	418	403
	$6,347	$7,301

Note 3.  Earnings per Share.

The computations of basic and diluted earnings per share from continuing and discontinued operations are as follows:

	Quarter Ended
	March 31, 2013	March 31, 2012
Continuing Operations:
Net income from continuing operations attributable to shareholders	$71	$1,876
Less: Amounts allocated to participating securities (nonvested shares and units)(i)	(5)	(141)
Net income from continuing operations attributable to common shareholders	$66	$1,735

Discontinued Operations:
Discontinued operations attributable to shareholders	$1,406	$-
Less: Amounts allocated to participating securities (nonvested shares and units)(i)	(103)	-
Discontinued operations attributable to common shareholders	$1,303	$-

Share information:
Basic weighted average common shares(ii)	16,999,146	16,916,304
Potential dilutive securities(iii)	-	3,004
Diluted weighted average common shares	16,999,146	16,919,308

Basic earnings per share
Income from continuing operations	$-	$0.10
Income from discontinued operations	0.08	-
Net income	$0.08	$0.10

Diluted earnings per share
Income from continuing operations	$-	$0.10
Income from discontinued operations	0.08	-
Net income	$0.08	$0.10

(i)
Participating securities include 917,372 and 1,199,661 nonvested restricted shares for the quarters ended March 31, 2013 and 2012, respectively as well as 421,014 and 174,000 restricted share units for the quarters ended March 31, 2013 and 2012, respectively.

(ii)
Under the two-class method, basic weighted average common shares exclude outstanding nonvested participating securities consisting of restricted share awards of 917,372 and  1,199,661 for the quarters ended March 31, 2013 and 2012, respectively.

(iii)	Anti-dilutive shares related to stock options totaled 20,000 and 28,000 for the quarters ended March 31, 2013 and 2012, respectively.

Note 4.  Commitments and Contingencies.

Commitments

The Company has grain supply agreements with a single supplier to purchase corn requirements for the Lawrenceburg and Atchison plants.  These grain supply agreements expire December 31, 2014.  At March 31, 2013, the Company had commitments to purchase corn to be used in operations through December 2013 totaling $39,826.

The Company has commitments to purchase natural gas needed in production at fixed prices at various dates through December 2013.  The commitment for these contracts at March 31, 2013 totaled $2,967.

The Company has a supply contract for flour for use in the production of protein and starch ingredients.  The initial term of the agreement, as amended, expires October 23, 2015.  At March 31, 2013, the Company had purchase commitments aggregating $9,935 through December 2013.

As of March 31, 2013, the Company had contracts of approximately $607 to acquire capital assets.

At March 31, 2013, the Company had $2,000 outstanding on a letter of credit for a vendor, which reduced the amount available to the Company under its revolving line of credit.

Contingencies

There are various legal proceedings involving the Company and its subsidiaries.  Management considers that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or overall trends in results of operations of the Company.

Note 5.  Derivative Instruments.

Derivative Instruments.  Certain commodities the Company uses in its production process are exposed to market price risk due to volatility in the prices for those commodities.  The Company used financial derivative instruments to reduce exposure to market risk in commodity prices, primarily corn, through a combination of forward purchases, long-term contracts with suppliers and exchange traded commodity futures and option contracts.  Specifically, the Company sold put options on commodity futures at exercise prices that were deemed attractive to the Company and use the premiums received to reduce the overall cost of inputs utilized in the production process.  Between July 2011 and February 2012, management elected to restart hedge accounting for qualifying derivative contracts entered into on and after July 1, 2011.

During 2012, the Company entered into a supply contract to purchase corn for delivery up to 12 months in the future, at negotiated prices.  The pricing for these contracts is based on a formula using several factors.  The Company has determined that the firm commitments to purchase corn under the terms of these new contracts meet the normal purchases and sales exception and has excluded the fair value of these commitments from recognition within its condensed consolidated financial statements until the actual contracts are physically settled.  Accordingly, given the supply contract to purchase corn, in February 2012, the Company made the decision to close out of the corn futures contracts designated as cash flow hedges prior to their scheduled delivery and simultaneously de-designated 100 percent of these cash flow hedges at that time.  As of March 31, 2013, the Company has no derivative contracts designated as cash flow hedges.

Derivatives Not Designated as Hedging Instruments

The Company’s production process involves the use of natural gas and raw materials, including corn and flour.  The contracts for raw materials and natural gas range from monthly contracts to multi-year supply arrangements; however, because the quantities involved have always been for amounts to be consumed within the normal production process, the Company has determined that these contracts meet the normal purchases and sales exception and have excluded the fair value of these commitments from recognition within its financial statements until the actual contracts are physically settled.   See Note 4. Commitments and Contingencies for discussion on the Company’s corn, flour and natural gas purchase commitments.

The following table provides the gain or (loss) for the Company’s commodity derivatives not designated as hedging instruments and where it was recognized in the Condensed Consolidated Statements of Comprehensive Income.

		Quarter Ended
	Classified	March 31, 2013	March 31, 2012
Commodity derivatives	Cost of sales	$63	$(827)

The Company used corn futures contracts for the purchase of corn and also uses call and put options in order to mitigate the impact of potential changes in market conditions.  Beginning July 1, 2011, the Company began to buy and sell derivative instruments to manage market risk associated with ethanol purchases, including ethanol futures and option contracts, in order to mitigate risks associated with the Company’s investment in ICP.  At March 31, 2013, the Company had no ethanol derivative contracts outstanding.

Derivatives Designated as Cash Flow Hedges

	Amount of Gains (Losses) Recognized in Other Comprehensive Income on Derivatives			Amount of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income into Earnings
Derivatives in Cash Flow Hedging Relationship	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012	Location of Losses Reclassified from AOCI into Income	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012
Commodity derivatives	-	$(286)	Cost of sales	-	$(413)

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

As further discussed in Note 9. Sale of Bioplastics Manufacturing Business, on February 8, 2013, the Company sold this business through a sale of assets included in its other segment.

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

	Quarter Ended
	March 31, 2013	March 31, 2012
Net Sales to Customers
Distillery products	$70,804	$72,485
Ingredient solutions	15,402	13,578
Other	198	281
Total	86,404	86,344

Depreciation and Amortization
Distillery products	2,001	1,747
Ingredient solutions	585	650
Other	20	61
Corporate	362	477
Total	2,968	2,935

Income (Loss) from Continuing Operations before Income Taxes
Distillery products	4,318	2,686
Ingredient solutions	1,572	1,638
Other	(90)	(96)
Corporate	(5,729)	(6,239)
Gain on sale of assets and joint venture interest(i)	-	4,007
Total	$71	$1,996

(i)
The Company’s management reporting does not assign or allocate special charges to the Company’s operating segments.   For purposes of comparative analysis, the gain on sale of joint venture interest for the quarter ended March 31, 2012 has been excluded from the Company’s segments.

	As of March 31, 2013	As of December 31, 2012
Identifiable Assets
Distillery products	$106,800	$107,140
Ingredient solutions	28,937	27,038
Other	-	1,247
Corporate	25,477	27,746
Total	$161,214	$163,171

Note 7.  Employee Benefit Plans.

Post Retirement Benefits.  The Company and its subsidiaries provide certain post-retirement health care and life insurance benefits to certain retired employees.  The liability for such benefits is unfunded.

The components of the Net Periodic Benefit Cost/Income for the quarter periods ended March 31, 2013 and 2012, respectively, are as follows:

	Quarter Ended
	March 31, 2013	March 31, 2012
Service cost	$33	$56
Interest cost	43	59
Amortization of prior service cost	(167)	(4)
Amortization of net actuarial loss	8	-
Total post-retirement benefit cost / (income)	$(83)	$111

The Company disclosed in its financial statements for the year ended December 31, 2012, amounts expected to be paid to plan participants.  There have been no revisions to these estimates and there have been no changes in the estimate of total employer contributions expected to be made for the year ended December 31, 2013.  The Company reclassified $159 of prior service cost and net actuarial loss from accumulated other comprehensive income (loss) into post-retirement benefit income for the quarter ended March 31, 2013.

Total employer contributions accrued for the quarter ended March 31, 2013 were $0.

Pension Benefits.  The Company and its subsidiaries also provide defined retirement benefits to certain employees covered under collective bargaining agreements.  Under the collective bargaining agreements, the Company’s pension funding contributions are determined as a percentage of wages paid.  The funding is divided between the defined benefit plans and a union 401(k) plan.  It has been management’s policy to fund the defined benefit plans in accordance with the collective bargaining agreements.  The collective bargaining agreements allow the plans’ trustees to develop changes to the pension plan to allow benefits to match funding, including reductions in benefits.  The benefits under these pension plans are based upon years of qualified credited service; however, benefit accruals under the defined benefit plans were frozen in 2009.

The components of the Net Periodic Benefit Cost/(Income) for the quarter periods ended March 31, 2013 and 2012, respectively, are as follows:

	Quarter Ended
	March 31, 2013	March 31, 2012
Interest cost	$21	$51
Expected return on plan assets	(29)	(57)
Amortization of net actuarial loss	17	28
Total pension benefit cost / (income)	$9	$22

The Company reclassified $12 of expected return on plan assets and net actuarial loss from accumulated other comprehensive income (loss) into pension benefit income for the quarter ended March 31, 2013.

The Company previously disclosed in its financial statements for the year ended December 31, 2012, the assumptions used to determine accumulated benefit obligation.

The Company has made employer contributions to its pension plan and union 401(k) during the quarter ended March 31, 2013, of $0.

Equity-Based Compensation Plans.  The Company’s equity based compensation plans provide for the awarding of stock options, stock appreciation rights and shares of restricted common stock (“restricted stock”) for senior executives and salaried employees as well as outside directors.  As of March 31, 2013, 1,338,386 shares of restricted common stock and restricted stock units (net of forfeitures) remained outstanding under the Company’s long-term incentive plans.  Compensation expense related to these awards is based on the market price of the stock on the date the Board of Directors approved the grant and is amortized over the vesting period of the restricted stock award.

As of March 31, 2012, the Company was authorized to issue 40,000,000 shares of Common Stock.  In connection with the Reorganization described in Note 1, the Company retired its treasury stock, which had historically been used for issuance of Common Stock under the Company’s equity-based compensation plans.  With the retirement of these treasury shares, the Company reserved certain authorized shares for issuance of Common Stock under its equity-based compensation plans.  Reserved shares of Common Stock at March 31, 2013 were as follows:

Stock options granted but not exercised	20,000
Restricted stock to non-employees (authorized but not granted)	39,797
Restricted stock to employees and executives (authorized but not granted)	1,348,300
Total	1,408,097

Note 8.  Industrial Revenue Bond.

On December 28, 2006, the Company engaged in an industrial revenue bond (“IRB”) transaction with the City of Atchison, Kansas (the “City”) in order to receive ten-year real property tax abatement on its newly constructed office building and technical center in Atchison, Kansas. At the time of this transaction, the facilities were substantially completed and had been financed with internally-generated cash flow.  The Company recorded the office building and technical center assets into property and equipment on the consolidated balance sheets.  Pursuant to this transaction, the City issued $7,000 principal amount of its IRB to the Company and then the City used the proceeds to purchase the office building and technical center from the Company.  The City then leased the facilities back to the Company under a capital lease, the terms of which provide for the payment of basic rent in an amount sufficient to pay interest at a rate 4.9 percent on the IRB, payable annually on December 1st of each year.  A balloon payment of $7,000 will be due upon maturity of the IRB on December 1, 2016.  The Company’s obligation to pay rent under the lease provides for the both the same interest and balloon payment amounts and the same due dates as the City’s obligation to pay debt service on the IRB, which the Company holds. The lease permits the Company to present the IRB at any time for cancellation, upon which our obligation to pay basic rent would be cancelled.  The Company does not intend to do this until their maturity date on December 1, 2016, at which time the Company may elect to purchase the facilities for $100 dollars (not in thousands).  Because the Company owns all outstanding IRB, management considers the debt de-facto cancelled and, accordingly, no amount for an investment in IRB or the related obligations under the capital lease is reflected on our balance sheet.  In connection with this transaction, the Company agreed to pay the city an administrative fee of $50, which is payable over 10 years.  If the Company were to present the IRB for cancellation prior to maturity, the $50 fee would be accelerated.

Below is a summary of the financial asset and liability that are offset at March 31, 2013 and December 31, 2012, respectively.

	(i)	(ii)	(iii) = (i) - (ii)
Description	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts offset in the Balance Sheet	Net Amounts of Assets (Liabilities) presented in the Balance Sheet
March 31, 2013
Investment in IRBs	$7,000	$7,000	$-
Capital lease obligation	$(7,000)	$(7,000)	$-

December 31, 2012
Investment in IRBs	$7,000	$7,000	$-
Capital lease obligation	$(7,000)	$(7,000)	$-

Note 9.  Sale of Bioplastics Manufacturing Business.

On February 8, 2013, the Company sold its bioplastics manufacturing business through a sale of all of the assets included in its other segment, including all of the Company’s assets at its bioplastics manufacturing facility in Onaga, Kansas and certain assets of the Company’s extruder bio-resin laboratory located in Atchison, Kansas.  These net assets had a net book value of $1,344.  The sales price totaled $2,800 and resulted in a gain, net of $47 of taxes, of $1,406 that was recognized as a gain on sale of discontinued operations in the quarter ended March 31, 2013.  The remaining income statement activity for the quarters ended March 31, 2013 and 2012 are not presented as discontinued operations due to immateriality relative to the consolidated financial statements as a whole.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
(Dollar amounts in thousands, unless otherwise noted)

MGP Ingredients, Inc. (“Company”) is a Kansas corporation headquartered in Atchison, Kansas.  It was incorporated in 2011 and is a holding company with no operations of its own.  Its principal directly-owned operating subsidiaries are MGPI Processing, Inc. (“Processing”) and MGPI of Indiana, LLC (“MGPI-I”).  Processing was incorporated in Kansas in 1957 and is the successor to a business founded in 1941 by Cloud L. Cray, Sr.  On January 3, 2012, MGP Ingredients, Inc. reorganized into a holding company structure (the “Reorganization”) through a series of steps involving various legal entities.  Prior to the Reorganization, Processing was named MGP Ingredients, Inc.

MGPI-I (previously named Firebird Acquisitions, Inc.) acquired substantially all the beverage alcohol distillery assets of Lawrenceburg Distillers Indiana, LLC (“LDI”) at its Lawrenceburg and Greendale, Indiana distillery (“Indiana Distillery”) on December 27, 2011.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this Form 10-Q, as well as our audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations - General, set forth in our Form 10-K for the year ended December 31, 2012.

RECENT ACTIVITIES

 ICP Matters

ICP’s revolving credit agreement with an affiliate of SEACOR Energy Inc. expired as of December 31, 2012 and has not been renewed.

Under a marketing agreement, ICP manufactured and supplied food grade and industrial-use alcohol products for us and we purchased, marketed and sold such products for a marketing fee (the “Marketing Agreement”).  Effective January 1, 2013, the Marketing Agreement expired.    We no longer plan to source products from ICP after March 2013.

Rights granted to us under the ICP Limited Liability Company Agreement allow us to shut down the plant if ICP experiences an EBITDA loss of $500 in a quarter.  ICP experienced an EBITDA loss of in excess of the $500 threshold for the quarter ended March 31, 2013.

The ICP Limited Liability Company Agreement also provides for a reallocation of profit and loss upon notice of shutdown that is rejected by ICP Holdings.  Such shutdown notice was provided on April 18, 2013 under the terms of the ICP Limited Liability Company Agreement, and such notice was rejected by ICP Holdings.  We believe that the allocation of profit and loss for the second quarter of 2013 will be 12 percent to the Company and 88 percent to ICP Holdings.  The exercise of this option does not affect the 30 percent equity ownership and would not impact the Company’s allocation if ICP were to be sold.  The allocation of profit and loss will revert to 30 percent to the Company for any quarter following a quarter-end measurement when the shutdown rights as described above are not triggered by the financial results of ICP or not elected by the Company.

Sale of Bioplastics Business

On February 8, 2013, we sold the assets at our bioplastics manufacturing facility in Onaga, Kansas and certain assets of our extruder bio-resin laboratory located in Atchison, Kansas.  The sales price totaled $2,800 and resulted in a gain, net of tax, of $1,406 that was recognized as discontinued operations in the quarter ended March 31, 2013.

RESULTS OF OPERATIONS

Consolidated earnings for the quarter ended March 31, 2013 decreased compared to the same period a year ago, with net income of $1,477 on consolidated net sales of $86,404 versus net income of $1,876 on consolidated net sales of $86,344 in the quarter ended March 31, 2012.  We experienced income from operations of $1,296 for the quarter ended March 31, 2013 compared to a loss from operations of $2,243 for the quarter ended March 31, 2012.

Our net sales for the quarter ended March 31, 2013 were relatively flat compared to the quarter ended March 31, 2012.  Our operating results experienced a favorable change quarter-versus-quarter due to increased earnings from our three segments and the avoidance of certain expenses, which we incurred during the quarter ended March 31, 2012 related to the LDI acquisition and our corporate restructuring.  Our combined earnings before income taxes for the distillery products segment, ingredient solutions and other segment increased to $5,800 for the quarter ended March 31, 2013 from $4,228 for the quarter ended March 31, 2012.  Our income from continuing operations before income taxes decreased quarter-versus-quarter primarily due to a non-operating gain of $4,055 for the quarter ended March 31, 2012 as well as a $1,379 unfavorable quarter-versus-quarter change in earnings from our equity method investments.    Our discontinued operations increased quarter-versus-quarter due to the  $1,406 gain (net of tax) recognized on the sale of our bioplastics manufacturing business during the quarter ended March 31, 2013.

In our distillery products segment, we experienced a volume decrease partially offset by improved pricing and product mix compared to the same period a year ago.  In our ingredient solutions segment we experienced an increase in volume, which was partially offset by a decrease in pricing due to the mix of sales.  Other segment sales declined slightly due to the sale of the bioplastics manufacturing business on February 8, 2013.  Pricing in all of our segments was out-paced by the increased cash costs for corn and flour which led to a decrease in return on sales in our ingredients solutions segment from 12.1 percent for the quarter ended March 31, 2012 to 10.2 percent for the quarter ended March 31, 2013.  On the other hand, the return on sales in our distillery products segment increased from 3.7 percent for the quarter ended March 31, 2012 to 6.1 percent for the quarter ended March 31, 2013, which was significantly impacted by a favorable change in earnings related to the accounting for open commodity contracts.

NET SALES

Net sales for the quarter ended March 31, 2013 increased $60, or 0.1 percent, compared to the quarter ended March 31, 2012.  This slight increase was primarily attributable to increased net sales in the ingredient solutions segment nearly offset by decreases in the distillery products and other segments.  Net sales in the ingredient solutions segment as a whole increased primarily as a result of higher volumes partially offset by decreased prices per unit due to the mix of sales.  Net sales in the distillery products segment as a whole decreased primarily as a result of lower volumes of food grade alcohol partially offset by increased prices per unit.  Net sales in the other segment decreased primarily due to the sale of the bioplastics manufacturing business on February 8, 2013.

COST OF SALES

For the quarter ended March 31, 2013, cost of sales decreased $1,590, or 2.0 percent, compared to the quarter ended March 31, 2012.  For the quarter ended March 31, 2013, cost of sales was 91.6 percent of net sales, which generated a gross profit margin of 8.4 percent.  For the quarter ended March 31, 2012, cost of sales was 93.5 percent of net sales, which generated a gross margin of 6.5 percent.

Our lower overall costs were the result of volume decreases related to distillery products and the avoidance of mark-to-market adjustments, as we had no open commodity derivative contracts at March 31, 2013.  These cost decreases were partially offset by volume increases related to ingredient products as well as higher corn, flour and natural gas prices.  We saw increases in the per-bushel cost of corn (exclusive of the impact related to the accounting for open commodity contracts), the per-pound cost of flour  and the per-million cubic foot cost of natural gas, which averaged 19.7 percent, 19.0 percent and 3.7 percent higher, respectively, than the quarter ended March 31, 2012.

Cost of sales was also impacted by changes in the fair value of open derivatives contracts not designated as cash flow hedges.  For the quarter ended March 31, 2013, we had no open commodity contracts and therefore no impact to net income, compared to an $827 unfavorable impact for the quarter ended March 31, 2012, related to open commodity contracts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the quarter ended March 31, 2013 decreased by $1,873, or 24.2 percent, compared to the quarter ended March 31, 2012.  This decrease was primarily due to a decrease in professional fees and lower personnel costs.  Professional fees decreased primarily due to our corporate reorganization and our acquisition of LDI’s beverage alcohol business being one-time expenses that were incurred in the quarter ended March 31, 2012.  The lower personnel costs were impacted by our acquisition of LDI’s beverage alcohol business in late 2011.

GAIN ON SALE OF JOINT VENTURE INTEREST

On February 1, 2012, ICP Holdings exercised its option to purchase an additional 20 percent of the membership interest in ICP.  The sales price was $9,103 and the transaction resulted in a pre-tax gain of $4,055 for the period ended March 31, 2012.

INTEREST EXPENSE

Interest expense for the quarter period ended March 31, 2013 increased $34 compared to the same period ended March 31, 2012.  This increase was primarily the result of higher average daily balance and interest rate on our line of credit compared to the same period a year ago.

EQUITY IN EARNINGS (LOSS) OF JOINT VENTURES

ICP

 For the quarter ended March 31, 2013, ICP experienced a loss of $3,230.  As a 30 percent owner for the quarter ended March 31, 2013, our portion of the loss was $969.

For the quarter ended March 31, 2012, ICP had earnings of $1,128.  As a 50 percent owner for the month of January 2012 and a 30 percent owner for the months of February and March 2012, our portion of the earnings was $473.

D.M. Ingredients, GmbH (“DMI”)

For the quarters ended March 31, 2013 and 2012, DMI had earnings (loss) of $55 and $(72), respectively.  As a 50 percent joint venture holder, our equity in earnings (loss) was $27 and $(36) for the quarters ended March 31, 2013 and 2012, respectively.

DISCONTINUED OPERATIONS, NET OF TAX

On February 8, 2013, we sold the assets at our bioplastics manufacturing facility in Onaga, Kansas and certain assets of our extruder bio-resin laboratory located in Atchison, Kansas.  The sales price totaled $2,800 and resulted in a net of tax gain of $1,406 that was recognized as discontinued operations in the quarter ended March 31, 2013.

NET INCOME

As the result of the factors outlined above, we generated net income of $1,477 in the quarter ended March 31, 2013, compared to net income of $1,876 in the quarter ended March 31, 2012.

SEGMENT RESULTS

The following is a summary of revenues and pre-tax profits / (loss) allocated to each reportable operating segment for the quarterly periods ended March 31, 2013 and 2012.  For additional information regarding our operating segments, see Note 6. Operating Segments of this Form 10-Q.

	Quarter Ended
	March 31, 2013	March 31, 2012
Distillery products
Net Sales	$70,804	$72,485
Pre-Tax Income	4,318	2,686
Ingredient solutions
Net Sales	15,402	13,578
Pre-Tax Income	1,572	1,638
Other
Net Sales	198	281
Pre-Tax Loss	(90)	(96)

DISTILLERY PRODUCTS

Total distillery products sales revenue for the quarter ended March 31, 2013 decreased $1,681, or 2.3 percent, compared to the quarter ended March 31, 2012.  This decrease was primarily attributable to a 7.0 percent decrease in sales of high quality food grade alcohol, which was due to a 19.4 percent decrease in volume only partially offset by a 15.3 percent increase in per unit pricing compared to the same period a year ago.  Also contributing to the overall sales decrease in the distillery products segment was a $522 quarter-versus-quarter decrease in fuel grade alcohol.  These decreases were partially offset by increases of $2,795 and $246 in distillers feed and warehousing revenue, respectively, earned at our Indiana Distillery for the quarter ended March 31, 2013, compared to the quarter ended March 31, 2012.  Our pricing was out-paced by increased costs for raw materials.  For the quarter ended March 31, 2013, the per-bushel cost of corn averaged nearly 19.7 percent higher than the quarter ended March 31, 2012.  The per-million cubic foot cost of natural gas averaged nearly 3.7 percent higher than the same period a year ago. While overall revenues for distillery products decreased for the quarter ended March 31, 2013 as compared to the same quarter a year ago, return on sales increased as previously described in “-Results of Operations”, which was primarily driven by a favorable change in earnings related to our open commodity contracts.  For the quarter ended March 31, 2013, we had no open commodity contracts and therefore no impact to net income compared to a $827 unfavorable impact for the quarter ended March 31, 2012 related to open commodity contracts.

INGREDIENT SOLUTIONS

Total ingredient solutions sales revenue for the quarter ended March 31, 2013 increased by $1,824, or 13.4 percent, compared to the quarter ended March 31, 2012.  Specialty starches saw a 10.5 percent increase in revenues compared to the same period a year ago due to a volume increase with flat per unit pricing.  Revenues for specialty proteins for the quarter ended March 31, 2013 increased 12.7 percent compared to the quarter ended March 31, 2012 due to volume and per unit pricing increases.  Commodity starch saw a 14.8 percent decrease in revenues compared the same period a year ago due to a volume decrease partially offset by an increase in per unit pricing.  Revenues for commodity starches and proteins totaled 20.3 percent and 18.9 percent of total segment sales for the quarters ended March 31, 2013 and 2012, respectively.  While we experienced a quarter-versus-quarter increase in our commodity products as a percentage of total segment sales, our focus remains on the production and commercialization of specialty ingredients.   As previously discussed in “-Results of Operations”, our margins in the ingredient solutions segment saw a decrease during the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012.  This was principally due to higher raw material costs for flour and natural gas as well as a greater mix of products that experienced decreases in per unit pricing.  Flour costs and natural gas averaged approximately 19.0 and 3.7 percent higher, respectively compared to the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Our principal uses of cash in the ordinary course are for the cost of raw materials and energy used in our production processes, salaries, debt service obligations on our borrowings, and capital expenditures.   Generally, during periods when commodities prices are rising, our operations require increased use of cash to support inventory acquisition.  Our principal sources of cash are revenues from the products we make and our revolving credit facility.   Historically, we also have used cash for acquisitions and received cash from investment or asset dispositions and tax refunds.

On February 8, 2013, we sold our bioplastics manufacturing business for $2,800.

On February 1, 2012, we sold a 20 percent interest in ICP to ICP Holdings for $9,103.  The sale resulted when ICP Holdings exercised an option it acquired from the Company when ICP Holdings purchased its existing interest in ICP in 2009.

As we purchase corn for future delivery under grain supply agreements, we no longer have any open corn futures or options at March 31, 2013 and our need for restricted cash is minimal.

During August 2012, we amended our agreements with the third-party logistics company that contracts on our behalf with transportation companies in order that invoices from the logistics company for fees would be submitted to us on a weekly basis with 90 days to pay each invoice.  In conjunction with this amendment, we established a $2,000 letter of credit.

On February 28, 2013, the Board of Directors declared a five (5) cent dividend per share of the Company’s common stock, no par value (the “Common Stock”).  The $916 dividend was paid on April 10, 2013, to stockholders of record of Common Stock, restricted stock and restricted stock units on March 18, 2013.  On March 1, 2012, the Board of Directors declared a five (5) cent dividend per share of Common Stock.    The $914 dividend was paid on April 19, 2012 to stockholders of record of Common Stock, restricted stock and restricted stock units on March 22, 2012.

We have budgeted $8,000 in routine capital expenditures over the twelve month period ending March 31, 2014 related to other improvements in and replacements of existing plant and equipment and information technology.  As of March 31, 2013, we had contracts to acquire approximately $607 of capital assets.

We expect our sources of cash to be adequate to provide for budgeted capital expenditures and anticipated operating requirements.

The following table is presented as a measure of our liquidity and financial condition:

	March 31,	December 31,
	2013	2012
Cash and cash equivalents	$-	$-
Working capital	48,001	48,320
Amounts available under lines of credit	25,583	18,381
Credit facility, notes payable and long-term debt	28,191	32,744
Stockholders’ equity	87,577	86,827

	Quarter Ended
	March 31,	March 31,
	2013	2012
Depreciation and amortization	$2,968	$2,935
Capital expenditures	798	484
Cash flows from operations	2,554	(10,971)

CASH FLOW INFORMATION

Summary cash flow information follows for the quarters ended March 31, 2013 and 2012, respectively:

	Quarter Ended
	March 31,	March 31,
	2013	2012
Cash flows provided by (used for):
Operating activities	$2,554	$(10,971)
Investing activities	1,999	10,351
Financing activities	(4,553)	237

Decrease in cash and cash equivalents	-	(383)
Cash and cash equivalents at beginning of year	-	383
Cash and cash equivalents at end of period	$-	$-

During the quarter ended March 31, 2013, our consolidated cash remained at a balance of $0 compared to the quarter ended March 31, 2012, in which there was a $383 decrease.  Increased operating cash flow resulted primarily from a decrease in receivables, an increase in accounts payable, a smaller quarter-versus-quarter increase in inventory and an increase in net income (after giving effect to non-cash gains of $1,453 and $4,055 for the periods March 31, 2013 and 2012, respectively and equity in loss of $942 for the quarter ended March 31, 2013 compared to equity earnings of $437 for the quarter ended March 31, 2012).  These increases to operating cash flow were partially offset by a decrease in accounts payable to affiliate, a quarter-versus-quarter change in the derivative valuation and a decrease in restricted cash.  Cash outflows related to capital expenditures during the quarter ended March 31, 2013 increased compared to the quarter ended March 31, 2012, while proceeds from the disposition of property (including sales of bioplastics manufacturing business in the quarter ended March 31, 2013 and our sale of a 20 percent interest in ICP for the quarter ended March 31, 2012) decreased.  During the quarter ended March 31, 2013, payments on debt exceed borrowings on debt by $4,553 as compared to the quarter ended March, 2012, in which borrowings on debt exceeded payments on debt by $237.

Operating Cash Flows.  Summary operating cash flow information for the quarters ended March 31, 2013 and 2012, respectively, is as follows:

	Quarter Ended
	March 31, 2013	March 31, 2012
Cash Flows from Operating Activities
Net income	$1,477	$1,876
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,968	2,935
Gain on sale of bioplastics manufacturing business	(1,453)	-
Gain on sale of joint venture interest	-	(4,055)
Loss on sale of assets	-	48
Share based compensation	353	353
Equity in (earnings) loss	942	(437)
Changes in operating assets and liabilities:
Restricted cash	12	1,454
Receivables, net	980	(7,984)
Inventory	(2,539)	(3,236)
Prepaid expenses	(654)	(409)
Refundable income taxes	(38)	120
Accounts payable	3,603	(1,880)
Accounts payable to affiliate, net	(3,287)	(1,380)
Accrued expenses	529	904
Change in derivatives	-	1,131
Deferred credit	(97)	(150)
Accrued retirement health and life insurance benefits and other noncurrent liabilities	(242)	(261)
Net cash provided by (used in) operating activities	$2,554	$(10,971)

Cash flow from operations for the quarter ended March 31, 2013 increased $13,525 to $2,554 from $(10,971) for the quarter ended March 31, 2012.  This increase in operating cash flow was primarily the result of a decrease in receivables, an increase in accounts payable, a smaller quarter-versus-quarter increase in inventory of $697 and an increase in net income (after giving effect to non-cash gains of $1,453 and $4,055 for the periods March 31, 2013 and 2012, respectively and equity in loss of $942 for the quarter ended March 31, 2013 compared to equity earnings of $437 for the quarter ended March 31, 2012).  Receivables decreased $980 for the quarter ended March 31, 2013 compared to an increase of $7,984 for the quarter ended March 31, 2012.  The decrease in receivables was due to timing of cash receipts.  Specifically, the increase in receivables at March 31, 2012 was directly related to our acquisition of the Indiana Distillery on March 31, 2012, which due to the on-boarding of this new business caused a spike in receivables at March 31, 2012.  Accounts payable increased $3,603 for quarter ended March 31, 2013 compared to a decrease of $1,880 for the quarter ended March 31, 2012, with a resulting change due primarily to timing of cash disbursements.  Inventory decreased $2,539 for the quarter ended March 31, 2013 compared to a decrease of $3,236 for the quarter ended March 31, 2012, with a resulting change primarily due to timing of cash disbursements.

The above factors, which served to increase operating cash flow, were partially offset by the following:

•
for the quarter ended March 31, 2013, a decrease in accounts payable to affiliate of $3,287 compared to a decrease of $1,380 for the quarter ended March 31, 2012.  This is due to reduced purchases from ICP; and

•
for the quarter ended March 31, 2013, change in derivatives had no cash impact compared to the quarter ended March 31, 2012 when change in derivatives provided cash of $1,131.  During the quarter ended March 31, 2013 we had no derivatives designated as cash flow hedges whereas during the quarter ended March 31, 2012, we designated our remaining cash flow hedges; and

•
for the quarter ended March 31, 2013, our pledge requirement decreased $12, given that we no longer have any open market positions.  This compares to an decrease in the pledge requirement of $1,454 for the quarter ended March 31, 2012.

Investing Cash Flows.  Net investing cash flow for the quarter ended March 31, 2013 was $1,999 compared to $10,351 for the quarter ended March 31, 2012.  During the quarter ended March 31, 2013, we received proceeds of $2,797 from the sale of our bioplastics manufacturing business and we made capital investments of $798.   During the quarter ended March 31, 2012, we received proceeds from the disposition of property and equipment of $2,232 and we also received proceeds of $9,103 related to the sale of a 20 percent interest in ICP.  During the quarter ended March 31, 2012, we made capital investments of $484 and we also made a $500 expenditure to fund our portion of the capital improvements at ICP.

Financing Cash Flows.  Net financing cash flow for the quarter ended March 31, 2013 was $(4,553) compared to $237 for the quarter ended March 31, 2012, for a net decrease in financing cash flow of $4,790.  During the quarter ended March 31, 2013, we had net payments of $4,127 under our operating line of credit compared to net borrowings of $650 for the quarter ended March 31, 2012.  Our payments on long-term debt totaled $426 for the quarter ended March 31, 2013 compared to payments of $413 for the quarter ended March 31, 2012.

CAPITAL EXPENDITURES

For the quarter ended March 31, 2013, we made $1,312 of capital investments, of which $798 was a use of cash and $514 remained payable at March 31, 2013.  The capital investments related primarily to facility improvements and upgrades.

LINE OF CREDIT

On November 2, 2012, we entered into an Amended and Restated Credit Agreement, and ancillary documents with Wells Fargo (the “Credit Agreement”).

The amount of borrowings which we may make is subject to borrowing base limitations.  As of March 31, 2013, our outstanding borrowings under this facility were $21,766, leaving $25,583 available for additional borrowings after giving effect to a $2,000 outstanding letter of credit that we have with one of our vendors.

As of and for the quarter ended March 31, 2013, we are in compliance with the Credit Agreement’s financial covenants and other restrictions.

WORKING CAPITAL

COMPARISON TO DECEMBER 31, 2012

Our working capital decreased $319 from December 31, 2012 to March 31, 2013.  This slight decrease was primarily the result of increases in accounts payable and accrued expenses and a decrease in receivables.  These decreases to working capital were partially offset by increases in inventory and a decrease in accounts payable to affiliate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide Item 3 disclosure in this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES.

(a)           Evaluation of disclosure controls and procedures.

As of the end of the quarter ended March 31, 2013, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)           Changes in Internal Controls.

There has been no change in the Company’s internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Reference is made to Part I, Item 3, Legal Proceedings of our Report on Form 10-K for the year  ended December 31, 2012 and Note 4. Commitments and Contingencies for information on certain proceedings to which we are subject.

We are a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us.

ITEM 1A.    RISK FACTORS

Risk Factors are described in “Item 1A. Risk Factors” of the Company’s Report on Form 10-K for the year ended December 31, 2012 and there have been no material changes thereto.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no sale of equity securities during the quarter ended March 31, 2013.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 through January 31, 2013	-				-	$-
February 1, 2013 through February 28, 2013	-				-
March 1, 2013 through March 31, 2013	3,756	(1)	$4.14	(1)	-
Total	3,756				-

(1)	Aggregate number of shares repurchased to satisfy withholding tax obligations under restricted stock that vested during the month.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit Number	Description of Exhibit
2.1
Agreement of Merger and Plan of Reorganization, dated as of January 3, 2012, by and among MGPI Processing, Inc. (formerly MGP Ingredients, Inc.),  MGP Ingredients, Inc. (formerly MGPI Holdings, Inc.) and MGPI Merger Sub, Inc. (Incorporated by reference to Exhibit 2 of the Company’s Current Report on Form 8-K filed January 5, 2012 (File number 000-17196))

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
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (iv) the Notes to Condensed Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” and not “filed.”

*Filed herewith

      SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date: May 6, 2013	By	/s/ Timothy W. Newkirk
Timothy W. Newkirk, President and Chief Executive Officer

Date: May 6, 2013	By	/s/ Don Tracy
Don Tracy Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
2.1
Agreement of Merger and Plan of Reorganization, dated as of January 3, 2012, by and among MGPI Processing, Inc. (formerly MGP Ingredients, Inc.),  MGP Ingredients, Inc. (formerly MGPI Holdings, Inc.) and MGPI Merger Sub, Inc. (Incorporated by reference to Exhibit 2 of the Company’s Current Report on Form 8-K filed January 5, 2012 (File number 000-17196))

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
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (iv) the Notes to Condensed Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” and not “filed.”

*Filed herewith