Form 10-Q
period 2013-06-30
MGP INGREDIENTS INC
filed 2013-08-05
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________________ to _________________________________

Commission File Number:  0-17196

MGP INGREDIENTS, INC.
(Exact name of registrant as specified in its charter)

KANSAS	45-4082531
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Commercial Street, Atchison, Kansas	66002
(Address of principal executive offices)	(Zip Code)

(913) 367-1480
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X ] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One)
[  ] Large accelerated filer                                                     [  ] Accelerated filer
[  ]  Non-accelerated filer                                                      [X] Smaller Reporting Company

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ]Yes [ X ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

17,851,535 shares of Common Stock, no par value as of July 31, 2013

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as well as historical information.  All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements.  In addition, forward-looking statements are usually identified by or are associated with such words as “intend,” “plan”, “believe,” “estimate,” “expect,” “anticipate,” “hopeful,” “should,” “may,” “will”, “could”, “encouraged”, “opportunities”, “potential” and/or the negatives of these terms or variations of them or similar terminology.  They reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance.  All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement.  Important factors that could cause actual results to differ materially from our expectations include, among others: (i) disruptions in operations at our Atchison facility or Indiana Distillery,  (ii) the availability and cost of grain and fluctuations in energy costs, (iii) the effectiveness of our hedging strategy, (iv) the competitive environment and related market conditions, (v) the ability to effectively pass raw material price increases on to customers, (vi) the viability of the Illinois Corn Processing, LLC (“ICP”) joint venture and its ability to obtain financing, (vii) our ability to maintain compliance with all applicable loan agreement covenants, (viii) our ability to realize operating efficiencies, (ix) potential adverse affects to the rights of our common shareholders as a result of a proxy contest initiated by a dissident shareholder group, (x) litigation that we have launched against the co-trustees of the MGP Ingredients, Inc. Voting Trust and the Cray Family Trust, (xi) our business and stock price may be adversely impacted as a result of our Board of Directors' decision to review strategic alternatives, (xii) actions of governments, (xiii) and consumer tastes and preferences.  For further information on these and other risks and uncertainties that may affect our business, including risks specific to our Distillery and Ingredient segments, see Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2012, as updated by Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

METHOD OF PRESENTATION

All amounts in this report, except for share, bushels, gallons, pounds, mmbtu, per share, per bushel, per gallon and percentage amounts, are shown in thousands.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter Ended		Year to Date Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Sales	$83,707	$87,263	$172,425	$175,693
Less: excise taxes	4,312	1,729	6,626	3,815
Net sales	79,395	85,534	165,799	171,878
Cost of sales (a)	74,114	79,618	153,289	160,383
Gross profit	5,281	5,916	12,510	11,495
Selling, general and administrative expenses	4,770	6,285	10,645	14,033
Other operating costs and losses on sale of assets	—	176	58	250
Income (loss) from operations	511	(545)	1,807	(2,788)
Gain on sale of joint venture interest	—	—	—	4,055
Interest income (expense), net	(277)	(230)	(560)	(483)
Equity in earnings (loss) of Joint Ventures	71	(143)	(871)	294
Income (loss) from continuing operations before income taxes	305	(918)	376	1,078
Provision (benefit) for income taxes	25	(68)	25	52
Net income (loss) from continuing operations	280	(850)	351	1,026
Discontinued operations, net of tax (Note 9)	—	—	1,406	—
Net income (loss)	280	(850)	1,757	1,026
Other comprehensive income (loss), net of tax	(141)	12	(290)	185
Comprehensive income (loss)	$139	$(838)	$1,467	$1,211
Basic and diluted earnings (loss) per share
Income (loss) from continuing operations	$0.02	$(0.05)	$0.02	$0.06
Income (loss) from discontinued operations	—	—	0.08	—
Net income (loss)	$0.02	$(0.05)	$0.10	$0.06
Dividends per common share	$—	$—	$0.05	$0.05

(a)
Includes related party purchases of $1,329 and $14,898 for the quarters ended June 30, 2013 and 2012, respectively.  Includes related party purchases of $4,792 and $31,125 for the year to date periods ended June 30, 2013 and 2012, respectively.  See Note 2.  Equity Method Investments.

See accompanying notes to unaudited condensed consolidated financial statements

       MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	June 30, 2013	December 31, 2012
Current Assets
Cash and cash equivalents	$—	$—
Restricted cash	—	12
Receivables (less allowance for doubtful accounts: June 30, 2013 - $20; December 31, 2012 - $12)	31,157	35,325
Inventory	41,034	36,532
Prepaid expenses	1,814	697
Deferred income taxes	4,943	5,283
Refundable income taxes	235	242
Total current assets	79,183	78,091
Property and equipment	189,783	190,519
Less accumulated depreciation and amortization	(119,133)	(115,128)
Property and equipment, net	70,650	75,391
Equity method investments	6,424	7,301
Other noncurrent assets	2,263	2,388
Total assets	$158,520	$163,171
Current Liabilities
Current maturities of long-term debt	$1,601	$1,683
Accounts payable	18,653	18,860
Accounts payable to affiliate, net	—	4,008
Accrued expenses	6,716	5,220
Total current liabilities	26,970	29,771
Long-term debt, less current maturities	4,395	5,168
Revolving credit facility	24,663	25,893
Deferred credit	3,958	4,133
Accrued retirement health and life insurance benefits	4,913	5,096
Other noncurrent liabilities	987	1,000
Deferred income taxes	4,943	5,283
Total liabilities	70,829	76,344
Commitments and Contingencies – See Note 4
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 18,115,965 shares at June 30, 2013 and December 31, 2012, 17,851,535 and 17,934,233 shares outstanding at June 30, 2013 and December 31, 2012, respectively	6,715	6,715
Additional paid-in capital	8,637	7,894
Retained earnings	73,372	72,531
Accumulated other comprehensive loss	(523)	(233)
Treasury stock, at cost
264,430 and 181,732 shares at June 30, 2013 and December 31, 2012, respectively	(514)	(84)
Total stockholders’ equity	87,691	86,827
Total liabilities and stockholders’ equity	$158,520	$163,171

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Year to Date Ended
	June 30, 2013	June 30, 2012
Cash Flows from Operating Activities
Net income	$1,757	$1,026
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,951	5,843
Gain on sale of bioplastics manufacturing business	(1,453)	—
Gain on sale of joint venture interest	—	(4,055)
Loss on sale of assets	—	48
Share based compensation	763	419
Equity in (earnings) loss of Joint Ventures	871	(294)
Changes in operating assets and liabilities:
Restricted cash	12	4,848
Receivables, net	4,168	(7,560)
Inventory	(4,575)	(5,443)
Prepaid expenses	(1,145)	(129)
Refundable income taxes	7	52
Accounts payable	(781)	(998)
Accounts payable to affiliate, net	(4,008)	(1,556)
Accrued expenses	1,049	1,058
Change in derivatives	—	(270)
Deferred credit	(175)	(299)
Accrued retirement health and life insurance benefits and other noncurrent liabilities	(480)	(158)
Net cash provided by (used in) operating activities	1,961	(7,468)
Cash Flows from Investing Activities
Proceeds from sale of bioplastics manufacturing business	2,797	—
Proceeds from sale of joint venture interest	—	9,103
Proceeds from the disposition of property and equipment	—	2,232
Additions to property and equipment	(1,757)	(4,245)
Investment in and advances to unconsolidated subsidiaries	—	(500)
Net cash provided by investing activities	1,040	6,590
Cash Flows from Financing Activities
Payment of dividends	(916)	(914)
Principal payments on long-term debt	(855)	(829)
Proceeds from revolving credit facility	59,036	71,095
Principal payments on revolving credit facility	(60,266)	(68,857)
Net cash provided by (used by) financing activities	(3,001)	495
Decrease in cash and cash equivalents	—	(383)
Cash and cash equivalents, beginning of year	—	383
Cash and cash equivalents, end of period	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2012	$4	$6,715	$7,894	$72,531	$(233)	$(84)	$86,827
Comprehensive income:
Net income	—	—	—	1,757	—	—	1,757
Change in pension plans, net of tax (a)	—	—	—	—	24	—	24
Change in post employment benefits, net of tax (a)	—	—	—	—	(309)	—	(309)
Change in translation adjustment on non-consolidated foreign subsidiary, net of tax	—	—	—	—	(5)	—	(5)
Dividends declared and paid	—	—	—	(916)	—	—	(916)
Share-based compensation	—	—	763	—	—	—	763
Stock shares reacquired and pro-rata issued	—	—	(20)	—	—	(430)	(450)
Balance, June 30, 2013	$4	$6,715	$8,637	$73,372	$(523)	$(514)	$87,691

(a)	See Note 7. Employee Benefit Plans for amounts reclassified from Accumulated Other Comprehensive Income (Loss).

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

These unaudited condensed consolidated financial statements as of and for the period ended June 30, 2013 should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Inventory

Inventory includes finished goods, barreled distillate, raw materials in the form of agricultural commodities used in the production process, work in process, and certain maintenance and repair items.  Inventories are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventory consists of the following:

	June 30, 2013	December 31, 2012
Finished goods	$16,770	$14,272
Barreled distillate	9,693	9,080
Raw materials	7,018	5,959
Work in process	2,647	2,571
Maintenance materials	4,421	4,116
Other	485	534
Total	$41,034	$36,532

Equity Method Investments

The Company accounts for its investment in non-consolidated subsidiaries under the equity method of accounting when the Company has significant influence, but does not have more than 50% voting control, and is not considered the primary beneficiary.  Under the equity method of accounting, the Company reflects its investment in non-consolidated subsidiaries within the Company’s Condensed Consolidated Balance Sheets as “Equity method investments”; the Company’s share of the earnings or losses of the non-consolidated subsidiaries are reflected as “Equity in earnings (loss)” in the Condensed Consolidated Statements of Comprehensive Income (Loss).

The Company reviews its investments in non-consolidated subsidiaries for impairment whenever events or changes in business circumstances indicate that the carrying amount of the investments may not be fully recoverable. Evidence of a loss in value that is other than temporary include, but are not limited to, the absence of an ability to recover the carrying amount of the investment, the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment, or, where applicable, estimated sales proceeds which are insufficient to recover the carrying amount of the investment. If the fair value of the investment is determined to be less than the carrying value and the decline in value is considered to be other than temporary, an appropriate write-down is recorded based on the excess of the carrying value over the best estimate of fair value of the investment.  The Company considered the losses incurred by ICP during the quarter ended March 31, 2013 and the Company's election to provide notice to shutdown the plant (as more fully described in Note 2. Equity Method Investments), however these circumstances did not cause the Company to determine that its investment in ICP was not fully recoverable at March 31, 2013. There were no other events or conditions that occurred during the quarterly or year to date periods ended June 30, 2013 which required the Company to review its investments for impairment.

Revenue Recognition

Except as discussed below, revenue from the sale of the Company’s products is recognized as products are delivered to customers according to shipping terms and when title and risk of loss have transferred.

The Company’s distillery segment produces unaged distillate, and this product is frequently barreled and warehoused at a Company location for an extended period of time in accordance with directions received from the Company’s customers.  This product must meet customer acceptance specifications, the risks of ownership and title for these goods must be passed, and requirements for bill and hold revenue recognition must be met prior to the Company recognizing revenue for this product.  Separate warehousing agreements are typically maintained for customers who store their product with the Company after purchase, and warehouse revenues are recognized as the service is provided.

Sales include customer-paid freight costs billed to customers of $2,656 and $2,433 for the quarters ended June 30, 2013 and 2012, respectively, and $5,636 and $5,224 for the year to date periods ended June 30, 2013 and 2012, respectively.

Income Taxes

The effective tax rates for the quarters ended June 30, 2013 and 2012 were 8.2 percent and 7.4 percent, respectively. The effective tax rates for the year to date periods ended June 30, 2013 and 2012 were 3.9 percent and 4.8 percent, respectively, consisting of state income taxes for which no net operating loss carryforwards are currently available. The $47 of taxes related to discontinued operations were included in the computation of the effective rate for the year to date period ended June 30, 2013.
For the quarters and year to date periods ended June 30, 2013 and June 30, 2012, the effective rates differed from the Company's statutory rate primarily due to the expected utilization of available net operating losses.  At this time, management is unable to conclude it is more likely than not that deferred tax assets will be realized.  As a result of this analysis, the Company continues to record a full valuation allowance on net deferred tax assets.  Management will continue to evaluate the available positive and negative evidence in future periods.
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

Impairment

The Company tests its long-lived assets for impairment whenever events or conditions and circumstances indicate a carrying amount of an asset may not be recoverable.  No events or conditions occurred during the quarterly or year to date periods ended June 30, 2013 that required the Company to test for impairment.

Fair Value Measurements

The fair value of an asset is considered to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accounting guidance also establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value hierarchy gives the highest priority to quoted market prices (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of inputs used to measure fair value are as follows:

•	Level 1 - quoted prices in active markets for identical assets or liabilities accessible by the reporting entity.

•
Level 2 - observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 - unobservable inputs for an asset or liability. Unobservable inputs should only be used to the extent observable inputs are not available.

The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable and accounts payable.  The carrying value of the short term financial instruments approximates the fair value due to their short-term nature. These financial instruments have no stated maturities or the financial instruments have short-term maturities that approximate market.

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair values of the Company’s debt were $30,649 and $32,596 at June 30, 2013 and December 31, 2012, respectively. The financial statement carrying value was $30,659 and $32,744 at June 30, 2013 and December 31, 2012, respectively.  These fair values are considered Level 2 under the fair value hierarchy.

Dividends

On February 28, 2013, the Board of Directors declared a dividend of $0.05 per share of the Company’s common stock, no par value (the “Common Stock”), payable to stockholders of record of Common Stock, restricted stock and restricted stock units on March 18, 2013.  The $916 dividend was paid on April 10, 2013.

On March 1, 2012, the Board of Directors declared a dividend of $0.05 per share of the Company’s Common Stock, no par value, payable to stockholders of record of Common Stock, restricted stock and restricted stock units on March 22, 2012.  The $914 dividend was paid on April 19, 2012.

Note 2.  Equity Method Investments.

As of June 30, 2013, the Company’s investments accounted for on the equity method of accounting consist of the following: (1) 30 percent interest in ICP, which manufactures alcohol for fuel, industrial and beverage applications, and (2) 50 percent interest in D.M. Ingredients, GmbH, (“DMI”), which produces certain specialty starch and protein ingredients.

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

Under a marketing agreement between ICP and the Company, (the “Marketing Agreement”), ICP manufactured and supplied food grade and industrial-use alcohol products for the Company, and the Company purchased, marketed and sold such products for a marketing fee.  Effective January 1, 2013, the Marketing Agreement expired.  The Company has not sourced product from ICP since April 2013.

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

The ICP Limited Liability Company Agreement provides for a new allocation of profit and loss when notice of shutdown is rejected by ICP Holdings. The Company believes that the allocation of net income (loss) for the second quarter of 2013 to be 12 percent to the Company and 88 percent to ICP Holdings.  The exercise of this option does not affect the 30 percent equity ownership and would not impact the Company’s allocation if ICP were to be sold.  The allocation of net income (loss) will revert to 30 percent to the Company for any quarter following a quarter-end measurement when the shutdown rights as described above are not triggered by the financial results of ICP and the Company's previous election is withdrawn.

Summary Financial Information

Condensed financial information related to the Company’s non-consolidated equity method investment in ICP is shown below.

	Quarter Ended		Year to Date Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
ICP’s Operating results:
Net sales (a)	$61,377	$58,938	$94,227	$116,991
Cost of sales and expenses (b)	(61,034)	(59,307)	(97,114)	(116,232)
Net income (loss)	$343	$(369)	$(2,887)	$759

(a)
Includes related party sales to MGPI of $741 and $14,638 for the quarters ended June 30, 2013 and 2012, respectively, and $3,400 and $30,633 for the year to date periods ended June 30, 2013 and 2012, respectively.

(b)
Includes depreciation and amortization of $1,170 and $1,259 for the quarters ended June 30, 2013 and 2012, respectively and $2,340 and $2,519 for the year to date periods ended June 30, 2013 and 2012, respectively.

	June 30, 2013	December 31, 2012
ICP’s Balance Sheet:
Current assets	$25,937	$19,972
Noncurrent assets	17,733	19,856
Total assets	$43,670	$39,828

Current liabilities	$23,351	$16,631
Noncurrent liabilities	212	203
Equity	20,107	22,994
Total liabilities and equity	$43,670	$39,828

The Company’s equity in earnings (loss) is as follows:

	Quarter Ended		Year to Date Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
ICP (30% interest) (a)	$62	$(110)	$(907)	$363
DMI (50% interest)	9	(33)	36	(69)
	$71	$(143)	$(871)	$294

(a)
The Company’s ownership percentage of ICP was 50 percent through February 1, 2012, when the Company sold 20 percent of its investment.  From February 2, 2012 through June 30, 2013, the Company’s ownership percentage in ICP was 30 percent. From April 1, 2013 through June 30, 2013, the Company's allocation of net income (loss) was 12 percent, as previously discussed.

The Company’s investment in joint ventures is as follows:

	June 30, 2013	December 31, 2012
ICP (30% interest)	$5,991	$6,898
DMI (50% interest)	433	403
	$6,424	$7,301

Note 3.  Earnings per Share.

The computations of basic and diluted earnings (loss) per share from continuing and discontinued operations are as follows:

	Quarter Ended		Year to Date Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Continuing Operations:
Net income (loss) from continuing operations attributable to shareholders	$280	$(850)	$351	$1,026
Less: Amounts allocated to participating securities (nonvested shares and units)(i)	17	—	24	67
Net income (loss) from continuing operations attributable to common shareholders	$263	$(850)	$327	$959
Discontinued Operations:
Discontinued operations attributable to shareholders	$—	$—	$1,406	$—
Less: Amounts allocated to participating securities (nonvested shares and units)(i)	—	—	96	—
Discontinued operations attributable to common shareholders	$—	$—	$1,310	$—
Share information:
Basic weighted average common shares(ii)	17,006,922	16,916,304	17,003,056	16,916,304
Potential dilutive securities(iii)	134	—	25	1,962
Diluted weighted average common shares	17,007,056	16,916,304	17,003,081	16,918,266
Basic earnings (loss) per share
Income (loss) from continuing operations	$0.02	$(0.05)	$0.02	$0.06
Income (loss) from discontinued operations	—	—	0.08	—
Net income (loss)	$0.02	$(0.05)	$0.10	$0.06
Diluted earnings (loss) per share
Income (loss) from continuing operations	$0.02	$(0.05)	$0.02	$0.06
Income (loss) from discontinued operations	—	—	0.08	—
Net income (loss)	$0.02	$(0.05)	$0.10	$0.06

(i)
Participating securities include 724,012 and 998,143 nonvested restricted shares for the quarters and year to date periods ended June 30, 2013 and 2012, respectively, as well as 421,014 and 200,764 restricted share units for the quarters and year to date periods ended June 30, 2013 and 2012, respectively.

(ii)
Under the two-class method, basic weighted average common shares exclude outstanding nonvested participating securities consisting of restricted share awards of 724,012 and  998,143 for the quarters and year to date periods ended June 30, 2013 and 2012, respectively.

(iii)
Anti-dilutive shares related to stock options totaled 18,000 and 20,000 for the quarters ended June 30, 2013 and 2012, respectively and 19,000 and 19,000 for the year to date periods ended June 30, 2013 and 2012, respectively. Potential dilutive securities have not been included in the earnings (loss) per share computation in a period when a loss is experienced.

Note 4.  Commitments and Contingencies.

Commitments

The Company has grain supply agreements with a single supplier to purchase its corn requirements. These grain supply agreements expire December 31, 2014.  At June 30, 2013, the Company had commitments to purchase corn to be used in operations through June 2014 totaling $35,165.

The Company has commitments to purchase natural gas needed in production at fixed prices at various dates through December 2013.  The commitment for these contracts at June 30, 2013 totaled $6,805.

The Company has a supply contract for flour for use in the production of protein and starch ingredients.  The initial term of the agreement, as amended, expires October 23, 2015.  At June 30, 2013, the Company had purchase commitments aggregating $9,322 through December 2013.

As of June 30, 2013, the Company had contracts of approximately $414 to acquire capital assets.

At June 30, 2013, the Company had $2,000 outstanding on a letter of credit for a vendor, which reduced the amount available to the Company under its revolving line of credit.

Contingencies

There are various legal proceedings involving the Company and its subsidiaries.  Management considers that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or overall trends in results of operations of the Company.

On June 14, 2013, the Company filed a petition for declaratory judgment in the District Court of Johnson County, Kansas, against Richard B. Cray, Thomas Cray, Cloud L. Cray Jr., Karen Seaberg, Laidacker M. Seaberg, and Timothy Newkirk, as co-trustees of either MGP Ingredients Inc. Voting Trust or the Cray Family Trust. The Company has requested a declaratory judgment determining the parties' legal rights and obligations in the context of proxies for the Annual Meeting and the status of the Voting Trust.  The Voting Trust holds the majority of the preferred shares of the Company.  It is entrusted to three co-trustees.  The Cray Family Trust holds the beneficial interest in the Voting Trust.  The petition alleges that the co-trustees may be unqualified to serve as co-trustees and asks the Court to resolve the resulting controversy.

On July 10, 2013, Cloud L. Cray, Jr. and Karen Seaberg filed a petition for inspection of corporate records pursuant to K.S.A. §17-6510 by a shareholder in the District Court of Atchison County.  The plaintiffs as shareholders of the Company made demand to inspect corporate records pursuant to K.S.A §17-6510.  The Company did not produce some of the records requested by the plaintiffs.  The plaintiffs filed the petition to compel the production of the remaining records.  On July 26, 2013, the Atchison County District Court granted the plaintiffs' petition and ordered the Company to produce the remaining records.  The Court also ordered the plaintiffs to submit their request for attorney fees and expenses.  A separate hearing will be held to determine whether the plaintiffs should be awarded attorney fees and expenses in connection with the request of corporate records. This amount has not been reflected in the Company's financial statements as the events leading to the potential award for plaintiff attorney fees occurred subsequent to June 30, 2013. Further, the amount of plaintiff attorney fees is estimated to be immaterial to the Company's financial statements.
.
On July 11, 2013, Cloud L. Cray, Jr. and Karen Seaberg filed a petition for an order requiring the Company to conduct the Annual Meeting on or before August 12, 2013 in the District Court of Atchison County, Kansas.  Pursuant to K.S.A. § 17-6501(d)(1), the plaintiffs asked the Court to summarily order the Company to hold its 2013 annual meeting of stockholders (the “Annual Meeting”) because the Annual Meeting was adjourned and was not reconvened within thirty days of the date designated for the Annual Meeting and within thirteen months of the prior stockholders' annual meeting.  The plaintiffs sought an order requiring the Company to reconvene and hold the Annual Meeting.  On July 26, 2013, the Atchison County District Court granted the plaintiffs' petition and ordered the Company to hold the Annual Meeting on or before August 26, 2013 at 9 a.m.  The Court also ordered the plaintiffs to submit their request for attorney fees and expenses.  A separate hearing will be held to determine whether the plaintiffs should be awarded attorney fees and expenses in connection with the litigation concerning the holding of our Annual Meeting. This amount has not been reflected in the Company's financial statements as the events leading to the potential award for plaintiff attorney fees occurred subsequent to June 30, 2013. Further, the amount of plaintiff attorney fees is estimated to be immaterial to the Company's financial statements.
.

In its proxy statement filed with the Securities and Exchange Commission on July 10, 2013, the Cray Group has disclosed that it will seek reimbursement for the costs and expenses associated with the proxy solicitation in the event that any of the Cray Group's director nominees are elected to the Board of Directors of MGP, and intends to submit the issue of reimbursement to a vote of security holders.  The Cray Group has estimated the total expenditures in furtherance of, or in connection with, the solicitation of proxies by the Cray Group to be approximately $400,000 in total. This amount has not been reflected in the Company's financial statements as we do not believe reimbursement is probable in occurrence.

Note 5.  Derivative Instruments.

The Company uses certain commodities that are subject to price volatility. The Company has used financial derivative instruments to reduce exposure to market risk in commodity prices, primarily corn, through a combination of forward purchases, long-term contracts with suppliers and exchange traded commodity futures and option contracts.  Specifically, the Company sold put options on commodity futures at exercise prices that were deemed attractive to the Company and used the premiums received to reduce the overall cost of inputs utilized in the production process.  Between July 2011 and February 2012, management elected to restart hedge accounting for qualifying derivative contracts entered into on and after July 1, 2011.

During 2012, the Company entered into a supply contract to purchase corn for delivery up to 12 months in the future, at negotiated prices.  The pricing for these contracts is based on a formula using several factors.  The Company has determined that the firm commitments to purchase corn under the terms of these new contracts meet the normal purchases and sales exception and has excluded the fair value of these commitments from recognition within its condensed consolidated financial statements until the actual contracts are physically settled.  Accordingly, given the supply contract to purchase corn, in February 2012, the Company made the decision to close out of the corn futures contracts designated as cash flow hedges prior to their scheduled delivery and simultaneously de-designated 100 percent of these cash flow hedges at that time.  As of June 30, 2013, the Company has no derivative contracts designated as cash flow hedges.

Derivatives Designated as Cash Flow Hedges

	Amounts of Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Derivatives
	Quarter Ended		Year to Date Ended
Derivatives in Cash Flow Hedging Relationship	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Commodity derivatives	$—	$—	$—	$(286)

	Amounts of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Earnings
	Quarter Ended		Year to Date Ended
Location of Losses Reclassified from AOCI into Income	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Cost of Sales	$—	$—	$—	$(413)

The Company’s production process also involves the use of natural gas and flour.  The contracts for flour and natural gas range from monthly contracts to multi-year supply arrangements; however, because the quantities involved have always been for amounts to be consumed within the normal production process, the Company has determined that these contracts meet the normal purchases and sales exception and have excluded the fair value of these commitments from recognition within its financial statements until the actual contracts are physically settled.   See Note 4. Commitments and Contingencies for discussion on the Company’s corn, flour and natural gas purchase commitments.

The following table provides the gain or (loss) for the Company’s commodity derivatives not designated as hedging instruments and where it was recognized in the Condensed Consolidated Statements of Comprehensive Income (Loss).

		Quarter Ended		Year to Date Ended
	Classified	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Commodity derivatives	Cost of sales	$—	$361	$—	$(466)

Note 6.  Operating Segments.

The Company’s operations are classified into three reportable segments:  distillery products, ingredient solutions and other. The distillery products segment consists of food grade alcohol, along with fuel grade alcohol and distillers feed, which are co-products of the Company’s distillery operations.  Ingredient solutions consist of specialty starches and proteins, commodity starch, and vital wheat gluten (commodity protein).  The other segment products are comprised of plant-based polymers and composite resins manufactured through the further processing of certain of the Company’s proteins and starches and wood. As further discussed in Note 9. Sale of Bioplastics Manufacturing Business, on February 8, 2013, the Company sold this business through a sale of assets included in the other segment.

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

	Quarter Ended		Year to Date Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net Sales to Customers
Distillery products	$63,912	$71,196	$134,716	$143,681
Ingredient solutions	15,483	14,090	30,885	27,668
Other	—	248	198	529
Total	79,395	85,534	165,799	171,878
Depreciation and Amortization
Distillery products	2,037	1,812	4,038	3,624
Ingredient solutions	585	650	1,170	1,304
Other	—	62	20	123
Corporate	361	384	723	792
Total	2,983	2,908	5,951	5,843
Income (Loss) from Continuing Operations before Income Taxes
Distillery products	3,136	3,762	7,483	6,448
Ingredient solutions	875	987	2,665	2,624
Other	—	(150)	(90)	(246)
Corporate	(3,706)	(5,517)	(9,682)	(11,803)
Gain on sale of assets and joint venture interest(i)	—	—	—	4,055
Total	$305	$(918)	$376	$1,078

(i)
The Company’s management reporting does not assign or allocate special charges to the Company’s operating segments.   For purposes of comparative analysis, the gain on sale of joint venture interest for the year to date period ended June 30, 2012 has been excluded from the Company’s segments.

	As of June 30, 2013	As of December 31, 2012
Identifiable Assets
Distillery products	$105,855	$107,140
Ingredient solutions	27,211	27,038
Other	22	1,247
Corporate	25,432	27,746
Total	$158,520	$163,171

Note 7.  Employee Benefit Plans.

Post Retirement Benefits.  The Company and its subsidiaries provide certain post-retirement health care and life insurance benefits to certain retired employees.  The liability for such benefits is unfunded.

The components of the Net Periodic Benefit Cost/Income for the quarter and year to date periods ended June 30, 2013 and 2012, respectively, are as follows:

	Quarter Ended		Year to Date Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Service cost	$31	$56	$64	$112
Interest cost	39	59	82	118
Amortization of prior service cost	(156)	(4)	(323)	(8)
Amortization of net actuarial loss	6	—	14	—
Total post-retirement benefit cost / (income)	$(80)	$111	$(163)	$222

The Company disclosed in its financial statements for the year ended December 31, 2012, amounts expected to be paid to plan participants.  There have been no revisions to these estimates and there have been no changes in the estimate of total employer contributions expected to be made for the year ended December 31, 2013.  The Company reclassified $309 of prior service cost and net actuarial loss from accumulated other comprehensive income (loss) into post-retirement benefit income for the year to date period ended June 30, 2013.

Total employer contributions accrued for the quarter ended June 30, 2013 were $0.

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

The components of the Net Periodic Benefit Cost/(Income) for the quarter periods ended June 30, 2013 and 2012, respectively, are as follows:

	Quarter Ended		Year to Date Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Interest cost	$21	$51	$42	$102
Expected return on plan assets	(28)	(57)	(57)	(114)
Amortization of net actuarial loss	16	28	33	56
Total pension benefit cost / (income)	$9	$22	$18	$44

The Company reclassified $24 of expected return on plan assets and net actuarial loss from accumulated other comprehensive income (loss) into pension benefit income for the year to date period ended June 30, 2013.

The Company previously disclosed in its financial statements for the year ended December 31, 2012, the assumptions used to determine accumulated benefit obligation.

The Company has made employer contributions to its pension plan and union 401(k) during the quarter ended June 30, 2013, of $0.

Equity-Based Compensation Plans.  The Company’s equity based compensation plans provide for the awarding of stock options, stock appreciation rights, and shares of restricted common stock (“restricted stock”) for senior executives and salaried employees as well as outside directors.  As of June 30, 2013, 1,145,026 shares of restricted common stock and restricted stock units (net of forfeitures) were outstanding under the Company’s long-term incentive plans.  Compensation expense related to these awards is based on the market price of the stock on the date the Board of Directors approved the grant and is amortized over the vesting period of the restricted stock award.

As of June 30, 2013, the Company was authorized to issue 40,000,000 shares of Common Stock.  In connection with the Reorganization described in Note 1, the Company retired its treasury stock, which had historically been used for issuance of Common Stock under the Company’s equity-based compensation plans.  With the retirement of these treasury shares, the Company reserved certain authorized shares for issuance of Common Stock under its equity-based compensation plans.  Reserved shares of Common Stock at June 30, 2013 were as follows:

Stock options granted but not exercised	20,000
Restricted stock to non-employees (authorized but not granted)	39,797
Restricted stock to employees and executives (authorized but not granted)	1,338,012
Total	1,397,809

Note 8.  Industrial Revenue Bond.

On December 28, 2006, the Company engaged in an industrial revenue bond transaction with the City of Atchison, Kansas (the “City”) in order to receive ten-year real property tax abatement on its newly constructed office building and technical center in Atchison, Kansas. At the time of this transaction, the facilities were substantially completed and had been financed with internally-generated cash flow.  The Company recorded the office building and technical center assets as property and equipment on the consolidated balance sheets.  Pursuant to this transaction, the City issued $7,000 principal amount of bonds to the Company and then the City used the proceeds to purchase the office building and technical center from the Company.  The City then leased the facilities back to the Company under a capital lease, the terms of which provide for the payment of basic rent in an amount sufficient to pay interest at a rate 4.9 percent on the bonds, payable annually on December 1st of each year.  A balloon payment of $7,000 will be due upon maturity on December 1, 2016.  The Company’s obligation to pay rent under the lease provides for the both the same interest and balloon payment amounts and the same due dates as the City’s obligation to pay debt service on the bonds, which the Company holds. The lease permits the Company to present the bonds at any time for cancellation, upon which our obligation to pay basic rent would be cancelled.  The Company does not intend to do this until their maturity date on December 1, 2016, at which time the Company may elect to purchase the facilities for $100.  Because the Company owns all the outstanding bonds, management considers the debt de-facto cancelled and, accordingly, no investment or related obligation under the capital lease is reflected on our balance sheet.  In connection with this transaction, the Company agreed to pay the city an administrative fee of $50, which is payable over 10 years.  If the Company were to present the bonds for cancellation prior to maturity, the $50 fee would be accelerated.

Below is a summary of the financial asset and liability that are offset at June 30, 2013 and December 31, 2012, respectively.

	(i)	(ii)	(iii) = (i) - (ii)
Description	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts offset in the Balance Sheet	Net Amounts of Assets (Liabilities) presented in the Balance Sheet

June 30, 2013
Investment in bonds	$7,000	$7,000	$—
Capital lease obligation	$(7,000)	$(7,000)	$—

December 31, 2012
Investment in bonds	$7,000	$7,000	$—
Capital lease obligation	$(7,000)	$(7,000)	$—

Note 9.  Sale of Bioplastics Manufacturing Business.

On February 8, 2013, the Company sold its bioplastics manufacturing business through a sale of substantially all of the assets included in its other segment, including all of the Company’s assets at its bioplastics manufacturing facility in Onaga, Kansas and certain assets of the Company’s extruder bio-resin laboratory located in Atchison, Kansas.  These net assets had a net book value of $1,344.  The sales price totaled $2,797 and resulted in a gain, net of $47 of taxes, of $1,406 that was recognized as a gain on sale of discontinued operations in the quarter ended March 31, 2013.

The remaining income statement activity for the quarter and year to date periods ended June 30, 2013 and 2012 are not presented as discontinued operations due to their immateriality relative to the consolidated financial statements as a whole.

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

Under a marketing agreement, ICP manufactured and supplied food grade and industrial-use alcohol products for us and we purchased, marketed and sold such products for a marketing fee (the “Marketing Agreement”).  Effective January 1, 2013, the Marketing Agreement expired.    We have not sourced product from ICP since April 2013.

Rights granted to us under the ICP Limited Liability Company Agreement allow us to shut down the plant if ICP experiences an EBITDA loss of $500 in a quarter.  ICP experienced an EBITDA loss of in excess of the $500 threshold for the quarter ended March 31, 2013. Such shutdown notice was provided on April 18, 2013 under the terms of the ICP Limited Liability Company Agreement and such notice was rejected by ICP Holdings.

The ICP Limited Liability Company Agreement provides for a new allocation formula for profit and loss when notice of shutdown is rejected by the other joint venture partner. We believe that the allocation of profit and loss for the second quarter of 2013 to be 12 percent to the Company and 88 percent to ICP Holdings.  The exercise of this option does not affect the 30 percent equity ownership and would not impact the Company’s allocation if ICP were to be sold.  The allocation of profit and loss will revert to 30 percent to the Company for any quarter following a quarter-end measurement when the shutdown rights as described above are not triggered by the financial results of ICP and our previous election is withdrawn.

Sale of Bioplastics Business

On February 8, 2013, we sold the assets at our bioplastics manufacturing facility in Onaga, Kansas and certain assets of our extruder bio-resin laboratory located in Atchison, Kansas.  The sales price totaled $2,797 and resulted in a gain, net of tax, of $1,406 that was recognized as discontinued operations in the quarter ended March 31, 2013.

RESULTS OF OPERATIONS

Consolidated earnings for the quarter ended June 30, 2013 increased compared to the same period a year ago, with net income of $280 on consolidated net sales of $79,395 versus net a net loss of $850 on consolidated net sales of $85,534 in the quarter ended June 30, 2012.  We generated income from operations of $511 for the quarter ended June 30, 2013, compared to a loss from operations of $545 for the quarter ended June 30, 2012.

Our net sales for the quarter ended June 30, 2013 decreased $6,139, or 7.2 percent, compared to the quarter ended June 30, 2012. Our operating results experienced a favorable change period-versus-period due to a reduction in accruals associated with our short-term incentive program for the quarter ended June 30, 2013 partially offset by increased professional fee accruals related to the dissident shareholder matter, which we did not have a year ago, and a slight decrease in earnings from our three segments. Our combined earnings before income taxes for the distillery products segment, ingredient solutions and other segment decreased to $4,011 for the quarter ended June 30, 2013 from $4,599 for the quarter ended June 30, 2012.

In our distillery products segment, we experienced a volume decrease partially offset by increases in per unit pricing compared to the same period a year ago. The volume decrease in our high quality food grade alcohol was primarily driven by a 95 percent reduction in the supply of industrial alcohol from ICP compared to the same period a year ago. Although distillery product per unit pricing rose, increased cash costs for corn in the wake of last year's drought led to a decrease in our return on net sales from 5.3 percent for the quarter ended June 30, 2012 to 4.9 percent for the quarter ended June 30, 2013. In our ingredient solutions segment we experienced increases in volume and pricing. We had no sales in our other segment due to the sale of the bioplastics manufacturing business on February 8, 2013. Similar commodity cost pressures in our ingredient solutions segment resulted in increased costs for flour, which led to a decrease in our return on net sales from 7.0 percent for the quarter ended June 30, 2012 to 5.3 percent for the quarter ended June 30, 2013.

Consolidated earnings for the year to date period ended June 30, 2013 increased compared to the same period a year ago, with net income of $1,757 on consolidated net sales of $165,799 versus net income of $1,026 on consolidated net sales of $171,878 in the year to date period ended June 30, 2012. Our income from continuing operations before income taxes decreased period-versus-period primarily due to a one-time non-operating gain of $4,055 included in the period ended June 30, 2012. Our discontinued operations increased period-versus-period due to the  $1,406 gain (net of tax) recognized on the sale of our bioplastics manufacturing business during the year to date period ended June 30, 2013.
The decrease in net sales was primarily the result of our decreased sales volume in the distillery products segment. Our net income increased for the year to date period primarily due to improved plant performance, the gain on sale of our bioplastics manufacturing business, reduced personnel costs during the year to date period ended June 30, 2013 and a favorable change in earnings related to open commodity contracts as further discussed in " -- Cost of Sales." These increases to net income were partially offset by an unfavorable period-versus-period change in earnings from our equity method investments, as well as well as a one-time $4,055 gain recorded during the period ended June 30, 2012 related to the sale of a 20 percent interest in our joint venture, ICP.

In our distillery products segment, we experienced a decrease in volume partially offset by an increase in per unit pricing compared to the same period a year ago. The volume decrease in our high quality food grade alcohol was primarily driven by an 89 percent reduction in the supply of industrial alcohol from ICP compared to the same period a year ago. Similar to the discussion above for the quarter ended June 30, 2013, the cash cost for corn increased in the wake of last year's drought. Per unit pricing in our distillery products segment out-paced the decrease in volume and increased cash costs for corn, which led to an increase in our return on sales from 4.5 percent for the year to date period ended June 30, 2012, to 5.6 percent for the year to date period ended June 30, 2013. In our ingredient solutions segment we experienced increases in volume and pricing. These increases were out-paced by the increased price of flour, which led to a decrease in ingredient solutions return on sales from 9.5 percent for the year to date period ended June 30, 2012, to 8.6 percent for the year to date period ended June 30, 2013. Other segment sales declined due to the sale of the bioplastics manufacturing business on February 8, 2013.

NET SALES

Net sales for the quarter ended June 30, 2013 decreased $6,139, or 7.2 percent, compared to the quarter ended June 30, 2012.  This decrease was primarily attributable to decreases in the distillery products and other segments partially offset by increased net sales in the ingredient solutions segment. Net sales in the distillery products segment as a whole decreased primarily as a result of lower volumes of food grade alcohol primarily driven by a 95 percent reduction in the supply of industrial alcohol from ICP, partially offset by increased prices per unit. Net sales in the ingredient solutions segment as a whole increased primarily as a result of higher volumes and increased per unit pricing. We had no net sales in the other segment due to the sale of the bioplastics manufacturing business on February 8, 2013.

Consistent with the second quarter of fiscal 2013, net sales for the year to date period ended June 30, 2013 decreased $6,079, or 3.5 percent, compared to the year to date period ended June 30, 2012. This decrease was primarily attributable to a decrease in net sales in the distillery products and other segments partially offset by increased net sales in the ingredient solutions segment. Net sales in the distillery products segment as a whole decreased primarily as a result of lower volumes of food grade alcohol primarily driven by an 89 percent reduction in the supply of industrial alcohol from ICP, partially offset by increased prices per unit. The increase in net sales in the ingredient solutions segment was due to increased volume and improved pricing. Our other segment experienced a decrease in net sales due to the sale of the bioplastics manufacturing business on February 8, 2013.
COST OF SALES

For the quarter ended June 30, 2013, cost of sales decreased $5,504, or 6.9 percent, compared to the quarter ended June 30, 2012.  For the quarter ended June 30, 2013, cost of sales was 93.3 percent of net sales, which generated a gross profit margin of 6.7 percent.  For the quarter ended June 30, 2012, cost of sales was 93.1 percent of net sales, which generated a gross margin of 6.9 percent.

Our lower overall total costs were the result of volume decreases related to distillery products and the avoidance of mark-to-market adjustments, as we had no open commodity derivative contracts at June 30, 2013.  These cost decreases were partially offset by volume increases related to ingredient products, as well as higher corn and flour prices. During the second quarter of 2013, the Company experienced unanticipated operational issues, including incoming power supply interruptions in Atchison, KS, on three different days, which negatively impacted manufacturing output compared to the same period a year ago. We saw increases in the per-bushel cost of corn (exclusive of the impact related to the accounting for open commodity contracts) and the per-pound cost of flour of 14.4 percent and 23.5 percent, respectively, compared to the quarter ended June 30, 2012.

For the year to date period ended June 30, 2013, cost of sales decreased $7,094, or 4.4 percent, compared to the year to date period ended June 30, 2012. For the year to date period ended June 30, 2013, cost of sales was 92.5% percent of net sales, which generated a gross profit margin of 7.5 percent. For the year to date period ended June 30, 2012, cost of sales was 93.3 percent of net sales, which generated a gross profit margin of 6.7 percent.

For the year to date period ended June 30, 2013, our lower overall costs were directly the result of production decreases related to distillery product and other segments, partially offset by increased production in our ingredients solutions segment and higher prices for commodities. We saw an increase in the per-bushel cost of corn, which averaged 17.0 percent higher than the year to date period ended June 30, 2012 (exclusive of the impact related to the accounting for open commodity contracts). These cost increases were partially offset by a period-versus-period favorable impact related to the accounting for open commodity derivative contracts. For the year to date period ended June 30, 2013, our open commodity contracts had no impact to cost of sales compared to a $879 unfavorable impact for the year to date period ended June 30, 2012. During the year to date period ended June 30, 2013, the Company experienced unanticipated operational issues, including incoming power supply interruptions in Atchison, KS, on three different days, which negatively impacted manufacturing output compared to the same period a year ago. We saw an increase in the per-pound cost of flour of nearly 21.2 percent compared to the year to date period ended June 30, 2012.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the quarter ended June 30, 2013 decreased by $1,515, or 24.1 percent, compared to the quarter ended June 30, 2012.  This decrease was primarily due to a reduction in accruals associated with our short-term incentive program for the quarter ended June 30, 2013, partially offset by increased professional fee accruals related to the dissident shareholder matter which we did not have a year ago.
Selling, general and administrative expenses for the year to date period ended June 30, 2013 decreased by $3,388, or 24.1 percent, compared to the year to date period ended June 30, 2012. This decrease was primarily due to a reduction in accruals associated with our short-term incentive program and a decrease in professional fees. Professional fees decreased primarily due to our corporate reorganization and one-time expenses that were incurred in connection with our acquisition of LDI's beverage alcohol business in year to date period ended June 30, 2012. This decrease was partially offset by increased professional fee accruals for year to date period ended June 30, 2013 related to the dissident shareholder matter.

GAIN ON SALE OF JOINT VENTURE INTEREST

On February 1, 2012, ICP Holdings exercised its option to purchase from the Company an additional 20 percent of the membership interest in ICP.  The sales price was $9,103 and the transaction resulted in a pre-tax gain of $4,055 for the period ended June 30, 2012.

INTEREST INCOME (EXPENSE), NET

Interest income (expense), net, for the quarter and year to date periods ended June 30, 2013 increased $47 and $77 respectively, compared to the same periods ended June 30, 2012.  These increases were primarily the result of higher average daily revolving credit facility balance and interest rate thereon compared to the same period a year ago.

EQUITY IN EARNINGS (LOSS) OF JOINT VENTURES

ICP

For the quarter ended June 30, 2013, ICP experienced net income of $343. With an 12 percent allocation of net income (loss) for the quarter ended June 30, 2013, our portion of the net income was $62.  As previously discussed in "--Recent Activities," our allocation of ICP net income (loss) for the quarter ending June 30, 2013, was 12 percent.

For the quarter ended June 30, 2012, ICP had a loss of $369. As a 30 percent owner, our portion of the loss was $110.

For the year to date periods ended June 30, 2013, ICP had a loss of $2,887. We received a 30 percent allocation of net income (loss) for the period January 1, 2013, through March 31, 2013, and an 12 percent allocation of net income (loss) for the period April 1, 2013, through June 30, 2013. Accordingly, our portion of the loss was $907 for the year to date period ended June 30, 2013. For the year to date period ended June 30, 2012, ICP had net income of $759. As a 50 percent owner for the month of January 2012 and a 30 percent owner for the months of February through June 2012, our portion of the net income was $363.

D.M. Ingredients, GmbH (“DMI”)

For the quarters ended June 30, 2013 and 2012, DMI had net income (loss) of $17 and $(65), respectively.  As a 50 percent joint venture holder, our equity in net income (loss) was $9 and $(33) for the quarters ended June 30, 2013 and 2012, respectively.

For the year to date periods ended June 30, 2013 and 2012, DMI had net income (loss) of $72 and $(137), respectively. As a 50 percent joint venture holder, our equity in net income (loss) was $36 and $(69) for the year to date periods ended June 30, 2013 and 2012, respectively.

DISCONTINUED OPERATIONS, NET OF TAX

On February 8, 2013, we sold the assets at our bioplastics manufacturing facility in Onaga, Kansas and certain assets of our extruder bio-resin laboratory located in Atchison, Kansas.  The sales price totaled $2,797 and resulted in a net of tax gain of $1,406 that was recognized as discontinued operations in the quarter ended March 31, 2013.

NET INCOME

As the result of the factors outlined above, we experienced net income of $280 and $1,757 in the quarter and year to date periods ended June 30, 2013, respectively, compared to net income (loss) of $(850) and $1,026 in the quarter and year to date periods ended June 30, 2012, respectively.

SEGMENT RESULTS

The following is a summary of revenues and pre-tax profit / (loss) attributed to each reportable operating segment for the quarter and year to date periods ended June 30, 2013 and 2012.  For additional information regarding our operating segments, see Note 6. Operating Segments of this Form 10-Q.

	Quarter Ended		Year to Date Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Distillery products
Net Sales	$63,912	$71,196	$134,716	$143,681
Pre-Tax Income	3,136	3,762	7,483	6,448
Ingredient solutions
Net Sales	15,483	14,090	30,885	27,668
Pre-Tax Income	875	987	2,665	2,624
Other
Net Sales	—	248	198	529
Pre-Tax Loss	—	(150)	(90)	(246)

DISTILLERY PRODUCTS

Total distillery products net sales for the quarter ended June 30, 2013 decreased $7,284, or 10.2 percent, compared to the quarter ended June 30, 2012.  This decrease was primarily attributable to a 17.3 percent decrease in sales of high quality food grade alcohol, which was due to a 35.0 percent decrease in volume partially offset by a 27.3 percent increase in per unit pricing compared to the same period a year ago. The volume decrease in our high quality food grade alcohol was primarily driven by a 95 percent reduction in the supply of industrial alcohol from ICP compared to the same period a year ago. The decrease in distillery products net sales was partially offset by increases of $2,270, $435 and $363 in distillers feed, warehousing revenue and fuel grade alcohol, respectively, for the quarter ended June 30, 2013, compared to the quarter ended June 30, 2012. The increase in net sales of distillers feed was due to a 12.0 percent increase in per unit pricing and a 12.7 percent increase in volume compared to the same period a year ago. Our overall distillery segment pricing was out-paced by increased costs for raw materials, which rose in the wake of last year's drought.  For the quarter ended June 30, 2013, the per-bushel cost of corn averaged nearly 14.4 percent higher than the quarter ended June 30, 2012.

Consistent with the quarter ended June 30, 2013, total distillery products sales revenue for the year to date period ended June 30, 2013 decreased $8,965, or 6.2 percent, compared to the year to date period ended June 30, 2012. This decrease was primarily attributable to a decrease in sales of high quality food grade alcohol of 12.1 percent, which was due to a 27.3 percent decrease in volume partially offset by a 20.8 percent increase in per unit pricing compared to the same period a year ago. The volume decrease in our high quality food grade alcohol was primarily driven by an 89 percent reduction in the supply of industrial alcohol from ICP compared to the same period a year ago. The decrease in distillery products sales revenue was partially offset by increases of $5,065 and $681 in distillers feed and warehousing revenue, respectfully, earned at our Indiana Distillery for the year to date period ended June 30, 2013 compared to the prior year to date period. The increase in net sales of distillers feed was due to a 22.5 percent increase in per unit pricing and a 4.1 percent increase in volume compared to the same period a year ago. Despite decreases in volume in our overall distillery products segment, we experienced an increase in return on sales which was impacted by a $879 period-versus-period favorable swing in the mark-to-market adjustment related to the accounting for commodity costs. Similar to the commodity pricing discussion for the quarter ended June 30, 2013, the cost of corn increased (exclusive of the impact related to the accounting for open commodity contracts) in the wake of last year's drought, while natural gas pricing decreased. For the year to date period ended June 30, 2013, the per-bushel cost of corn averaged nearly 17.0 percent higher than the year to date period ended June 30, 2012.

INGREDIENT SOLUTIONS

Total ingredient solutions net sales for the quarter ended June 30, 2013 increased by $1,393, or 9.9 percent, compared to the quarter ended June 30, 2012.  Specialty starches saw a 13.9 percent increase in revenues compared to the same period a year ago due to a volume increase along with an increase in per unit pricing.  Revenues for specialty proteins for the quarter ended June 30, 2013 were relatively flat compared to the quarter ended June 30, 2012 with no significant changes in volumes or pricing. Commodity starch saw a 8.1 percent decrease in revenues compared the same period a year ago due to a volume decrease partially offset by an increase in per unit pricing.  Revenues for commodity starches and proteins totaled 14.2 percent and 4.6 percent of total segment sales for the quarters ended June 30, 2013 and 2012, respectively.  As previously discussed in “-Results of Operations”, our gross profit margins in the ingredient solutions segment saw a decrease during the quarter ended June 30, 2013 compared to the quarter ended June 30, 2012. This was principally due to higher raw material cost for flour, as well as increased sales of commodity proteins that experienced a reduction in per unit pricing. Similar to commodity cost pressures experienced in our distillery products segment, which resulted from last year's drought, the commodity costs in our Ingredient Solutions segment also increased. Flour costs averaged approximately 23.5 percent higher per pound compared to the same period a year ago.

Consistent with the quarter ended June 30, 2013, total ingredient solutions sales revenue for the year to date period ended June 30, 2013 decreased by $3,217, or 11.6 percent, compared to the year to date period ended June 30, 2012. Specialty starches saw a 12.2 percent increase in revenues compared to the same period a year ago due to a volume increase along with an increase in per unit pricing. Revenues for specialty proteins for the year to date period ended June 30, 2013 increased 6.3 percent compared to the year to date period ended June 30, 2012 due to an increase in volume and per unit pricing. Commodity starch saw an 11.5 percent decrease in revenues compared the same period a year ago due to a volume decrease partially offset an increase in per unit pricing. Revenues for commodity starches and proteins totaled 14.1 percent and 5.4 percent of total segment sales for the year to date periods ended June 30, 2013 and 2012, respectively. While we experienced a period-versus-period increase in our commodity products as a percentage of total segment net sales, our focus remains on the production and commercialization of specialty ingredients. Our gross profit margins in the ingredient solutions segment saw a decrease during the year to date period ended June 30, 2013 compared to the year to date period ended June 30, 2012. This was principally due to higher raw material cost for flour as well as increased sales of commodity proteins that experienced a reduction in per unit pricing partially offset by an overall improvement in average selling prices. Similar to commodity cost pressures experienced in our distillery products segment, which resulted from last year's drought, the commodity costs in our Ingredient Solutions segment also increased. Flour costs averaged approximately 21.2 percent higher per pound compared to the same period a year ago.
LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Our principal uses of cash in the ordinary course are for the cost of raw materials and energy used in our production processes, salaries, debt service obligations on our borrowings, and capital expenditures.   Generally, during periods when commodities prices are rising, our operations require increased use of cash to support inventory acquisition.  Our principal sources of cash are product sales and borrowing on our revolving credit facility. At June 30, 2013 and December 31, 2012, our cash balance was $0 and we have used the proceeds from our revolving credit facility for liquidity purposes. Historically, we also have used cash for acquisitions and received cash from investment or asset dispositions and tax refunds.

On February 8, 2013, we sold our bioplastics manufacturing business for $2,797.

On February 1, 2012, we sold a 20 percent interest in ICP to ICP Holdings for $9,103.  The sale resulted when ICP Holdings exercised an option it acquired from the Company when ICP Holdings purchased its existing interest in ICP in 2009.

As we purchase corn for future delivery under grain supply agreements, we no longer have any open corn futures or options at June 30, 2013 and our need for restricted cash is minimal.

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

We have budgeted $8,000 in routine capital expenditures over the twelve month period ending June 30, 2014 related to other improvements in and replacements of existing plant and equipment and information technology.  As of June 30, 2013, we had contracts to acquire approximately $414 of capital assets.

We expect our sources of cash to be adequate to provide for budgeted capital expenditures and anticipated operating requirements.

The following table is presented as a measure of our liquidity and financial condition:

	June 30, 2013	December 31, 2012
Cash and cash equivalents	$—	$—
Working capital	52,213	48,320
Amounts available under lines of credit	19,066	18,381
Credit facility, notes payable and long-term debt	30,659	32,744
Stockholders’ equity	87,691	86,827

	Year to Date Periods
	June 30, 2013	June 30, 2012
Depreciation and amortization	$5,951	$5,843
Capital expenditures	(1,757)	(4,245)
Cash flows from operations	1,961	(7,468)

CASH FLOW INFORMATION

Summary cash flow information follows for the year to date periods ended ended June 30, 2013 and 2012, respectively:

	Year to Date Periods
	June 30, 2013	June 30, 2012
Cash flows provided by (used for):
Operating activities	$1,961	$(7,468)
Investing activities	1,040	6,590
Financing activities	(3,001)	495

Decrease in cash and cash equivalents	—	$(383)
Cash and cash equivalents at beginning of year	—	383
Cash and cash equivalents at end of period	$—	$—

During the year to date period ended June 30, 2013, our consolidated cash remained at a balance of $0 compared to the year to date period ended June 30, 2012, in which there was a $383 decrease.  Increased operating cash flow resulted primarily from a decrease in receivables, a smaller period-versus-period increase in inventory, a smaller period-versus-period decrease in accounts payable and an increase in net income (after giving effect to non-cash gains of $1,453 and $4,055 in the periods June 30, 2013 and 2012, respectively, and equity in loss of $871 for the year to date period ended June 30, 2013 compared to equity earnings of $294 for the year to date period ended June 30, 2012). These increases to operating cash flow were partially offset by a decrease in accounts payable to affiliate, a period-versus-period change in the derivative valuation and a decrease in restricted cash.  Cash outflows related to capital expenditures during the year to date period ended June 30, 2013 decreased compared to the year to date period ended June 30, 2012, and proceeds from the disposition of property (including sales of bioplastics manufacturing business in the year to date period ended June 30, 2013 and our sale of a 20 percent interest in ICP for the year to date period ended June 30, 2012) decreased.  During the year to date period ended June 30, 2013, payments on debt exceed borrowings on debt by $2,085 as compared to the year to date period ended June 30, 2012, in which borrowings on debt exceeded payments on debt by $1,409.

Operating Cash Flows.  Summary operating cash flow information for the year to date periods ended June 30, 2013 and 2012, respectively, is as follows:

	Year to Date Period Ended
	June 30, 2013	June 30, 2012
Cash Flows from Operating Activities
Net income	$1,757	$1,026
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,951	5,843
Gain on sale of bioplastics manufacturing business	(1,453)	—
Gain on sale of joint venture interest	—	(4,055)
Loss on sale of assets	—	48
Share based compensation	763	419
Equity in (earnings) loss	871	(294)
Changes in operating assets and liabilities:
Restricted cash	12	4,848
Receivables, net	4,168	(7,560)
Inventory	(4,575)	(5,443)
Prepaid expenses	(1,145)	(129)
Refundable income taxes	7	52
Accounts payable	(781)	(998)
Accounts payable to affiliate, net	(4,008)	(1,556)
Accrued expenses	1,049	1,058
Change in derivatives	—	(270)
Deferred credit	(175)	(299)
Accrued retirement health and life insurance benefits and other noncurrent liabilities	(480)	(158)
Net cash provided by (used in) operating activities	$1,961	$(7,468)

Cash flow from operations for the year to date period ended June 30, 2013 improved $9,429 to $1,961 from a use of cash by operations of $(7,468) for the year to date period ended June 30, 2012.  This improvement in operating cash flow was primarily the result of a decrease in receivables, an increase in accounts payable, a smaller period-versus-period increase in inventory of $868, and an increase in net income (after giving effect to non-cash gains of $1,453 and $4,055 in the periods June 30, 2013 and 2012, respectively and equity in loss of $871 in the year to date period ended June 30, 2013, compared to equity earnings of $294 for the year to date period ended June 30, 2012). Receivables decreased $4,168 for the year to date period ended June 30, 2013 compared to an increase of $7,560 for the year to date period ended June 30, 2012.  The decrease in receivables was due to timing of cash receipts and a reduction in volumes, especially related to reduced activity sourced from ICP. Specifically, the increase in receivables at June 30, 2012 was directly related to our acquisition of the Indiana Distillery on June 30, 2012, which due to the on-boarding of this new business caused a spike in receivables at June 30, 2012.  Accounts payable decreased $781for year to date period ended June 30, 2013 compared to a decrease of $998 for the year to date period ended June 30, 2012, with a resulting change due primarily to timing of cash disbursements.  Inventory increased $4,575 for the year to date period ended June 30, 2013 compared to an increase of $5,443 for the year to date period ended June 30, 2012, with a resulting change primarily due to timing of cash disbursements.

The above factors, which served to increase operating cash flow, were partially offset by the following:

•
for the year to date period ended June 30, 2013, a decrease in accounts payable to affiliate of $4,008 compared to a decrease of $1,556 for the year to date period ended June 30, 2012.  This is due to reduced purchases from ICP; and

•
for the year to date period ended June 30, 2013, our pledge requirement decreased $12, given that we no longer have any open market positions.  This compares to an decrease in the pledge requirement of $4,848 for the year to date period ended June 30, 2012.

Investing Cash Flows.  Net investing cash flow for the year to date period ended June 30, 2013 was $1,040 compared to $6,590 for the year to date period ended June 30, 2012.  During the year to date period ended June 30, 2013, we received proceeds of $2,797 from the sale of our bioplastics manufacturing business and we made capital investments of $1,757. During the year to date period ended June 30, 2012, we received proceeds from the disposition of property and equipment of $2,232, and we also received proceeds of $9,103 related to the sale of a 20 percent interest in ICP.  During the year to date period ended June 30, 2012, we we also made a $500 expenditure to fund our portion of the capital improvements at ICP.

Financing Cash Flows.  Net financing cash flow for the year to date period ended June 30, 2013 was $(3,001) compared to $495 for the year to date period ended June 30, 2012, for a net decrease in financing cash flow of $3,496.  During the year to date period ended June 30, 2013, we had net payments of $1,230 under our operating line of credit compared to net borrowings of $2,238 for the year to date period ended June 30, 2012.  Our payments on long-term debt totaled $855 for the year to date period ended June 30, 2013 compared to payments of $829 for the year to date period ended June 30, 2012.

CAPITAL EXPENDITURES

For the year to date period ended June 30, 2013, we made $2,331 of capital investments, of which $1,757 was a use of cash and $574 remained payable at June 30, 2013.  The capital investments related primarily to facility improvements and upgrades.

LINE OF CREDIT

On November 2, 2012, we entered into an Amended and Restated Credit Agreement, and ancillary documents with Wells Fargo (the “Credit Agreement”).

The amount of borrowings which we may make is subject to borrowing base limitations.  As of June 30, 2013, our outstanding borrowings under this facility were $24,663, leaving $19,066 available for additional borrowings after giving effect to a $2,000 outstanding letter of credit that we have with one of our vendors.

As of and for the year to date period ended June 30, 2013, we are in compliance with the Credit Agreement’s financial covenants and other restrictions.

WORKING CAPITAL

COMPARISON TO DECEMBER 31, 2012

Our working capital increased $3,893 from December 31, 2012 to June 30, 2013.  This increase was primarily the result of increases in inventory and a decrease in accounts payable to affiliate. These increases to working capital were partially offset by decreases in receivables and an increase in accounts payable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide Item 3 disclosure in this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES.

(a)           Evaluation of disclosure controls and procedures.

As of the end of the quarter ended June 30, 2013, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)           Changes in Internal Controls.

There has been no change in the Company’s internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Reference is made to Part I, Item 3, Legal Proceedings of our Report on Form 10-K for the year  ended December 31, 2012 and Note 4. Commitments and Contingencies for information on certain proceedings to which we are subject.

On June 14, 2013, the Company filed a petition for declaratory judgment in the District Court of Johnson County, Kansas, against Richard B. Cray, Thomas Cray, Cloud L. Cray Jr., Karen Seaberg, Laidacker M. Seaberg, and Timothy Newkirk, as co-trustees of either MGP Ingredients Inc. Voting Trust or the Cray Family Trust. The Company has requested a declaratory judgment determining the parties' legal rights and obligations in the context of proxies for the Annual Meeting and the status of the Voting Trust.  The Voting Trust holds the majority of the preferred shares of the Company.  It is entrusted to three co-trustees.  The Cray Family Trust holds the beneficial interest in the Voting Trust.  The petition alleges that the co-trustees may be unqualified to serve as co-trustees and asks the Court to resolve the resulting controversy.

On July 10, 2013, Cloud L. Cray, Jr. and Karen Seaberg filed a petition for inspection of corporate records pursuant to K.S.A. §17-6510 by a shareholder in the District Court of Atchison County.  The plaintiffs as shareholders of the Company made demand to inspect corporate records pursuant to K.S.A §17-6510.  The Company did not produce some of the records requested by the plaintiffs.  The plaintiffs filed the petition to compel the production of the remaining records.  On July 26, 2013, the Atchison County District Court granted the plaintiffs' petition and ordered the Company to produce the remaining records.  The Court also ordered the plaintiffs to submit their request for attorney fees and expenses.  A separate hearing will be held to determine whether the plaintiffs should be awarded attorney fees and expenses. This amount has not been reflected in the Company's financial statements as the events leading to the potential award for plaintiff attorney fees occurred subsequent to June 30, 2013. Further, the amount of plaintiff attorney fees is estimated to be immaterial to the Company's financial statements.

On July 11, 2013, Cloud L. Cray, Jr. and Karen Seaberg filed a petition for an order requiring the Company to conduct the Annual Meeting on or before August 12, 2013 in the District Court of Atchison County, Kansas.  Pursuant to K.S.A. § 17-6501(d)(1), the plaintiffs as stockholders and directors of the Company have asked the Court to summarily order the Company to hold its 2013 annual meeting of stockholders (the “Annual Meeting”) because the Annual Meeting was adjourned and was not reconvened within thirty days of the date designated for the Annual Meeting and within thirteen months of the prior stockholders' annual meeting.  The plaintiffs sought an order requiring the Company to reconvene and hold the Annual Meeting on or before August 12.  On July 26, 2013, the Atchison County District Court granted the plaintiffs' petition and ordered the Company to hold the Annual Meeting on or before August 26, 2013 at 9 a.m.  The Court also ordered the plaintiffs to submit their request for attorney fees and expenses.  A separate hearing will be held to determine whether the plaintiffs should be awarded attorney fees and expenses. This amount has not been reflected in the Company's financial statements as the events leading to the potential award for plaintiff attorney fees occurred subsequent to June 30, 2013. Further, the amount of plaintiff attorney fees is estimated to be immaterial to the Company's financial statements.

In its proxy statement filed with the Securities and Exchange Commission on July 10, 2013, the Cray Group has disclosed that it will seek reimbursement for the costs and expenses associated with the proxy solicitation in the event that any of the Cray Group's director nominees are elected to the Board of Directors of MGP, and intends to submit the issue of reimbursement to a vote of security holders.  The Cray Group has estimated the total expenditures in furtherance of, or in connection with, the solicitation of proxies by the Cray Group to be approximately $400,000 in total. This amount has not been reflected in the Company's financial statements as we do not believe reimbursement is probable in occurrence.

We are a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us.

ITEM 1A.    RISK FACTORS

Risk Factors are described in “Item 1A. Risk Factors” of the Company’s Report on Form 10-K for the year ended December 31, 2012 and, except where indicated below, there have been no material changes thereto. The Company has supplemented its disclosure of risk factors by adding the following:

The proxy contest recently initiated by a dissident shareholder group has the potential to adversely affect our business, operations and profitability, as well as the rights of common stockholders.
In connection with our 2013 Annual Meeting of Stockholders, the Company is engaged in a proxy contest with an activist stockholder group comprised of Karen Seaberg, Laidacker M. Seaberg, Cloud L. Cray, Jr., Cray Family Management LLC, and Cray MGP Holdings LP (the “Cray Group”). The Cray Group is proposing to: (1) elect as directors the Cray Group's own nominees, (2) amend the Company's Bylaws to provide for confidential voting at the stockholder meetings; (3) amend the Company's Articles of Incorporation to de-stagger the Board, which would have the effect of requiring the annual election of all directors, and to allow any director to be removed with or without cause; (4) amend the Company's Bylaws to permit stockholders holding 10% or more of the outstanding common stock or outstanding preferred stock to call a special meeting of stockholders; (5) amend the Company's Bylaws to require that any vacancies on the Board be filled only by the stockholders and not by the Board; and (6) repeal any provisions of or amendments to the Bylaws adopted by the Board without stockholder approval after April 3, 2013 and on or before the date of the reconvened 2013 Annual Meeting. The Cray Group has advocated for the removal of the Company's Chief Executive Officer, Chairman of the Board and Chairman of the Audit Committee. On July 26, the Atchison (KS) County court ruled that the Company must hold its annual meeting on or before August 26, 2013.  Shareholders of record at April 3, 2013 will be eligible to vote.  The ruling also allowed for consideration of payment of the dissident shareholders legal costs in connection with setting the date of the Annual Meeting. This amount has not been reflected in the Company's financial statements as the events leading to the potential award for legal costs in connection with setting the date of the Annual Meeting occurred subsequent to June 30, 2013. Further, the amount of the legal costs is estimated to be immaterial to the Company's financial statements.

The Company's business, operating results or financial condition could be adversely affected by the proxy contest because, among other things:

▪
Considering and responding to the proxy contest is costly and time-consuming, and a significant distraction for the Company's Board, management and employees. Increased expense for legal fees, insurance, administrative and associated costs incurred in connection with responding to proxy contests and any related litigation are substantial;

▪
Uncertainties as to the Company's future direction, ability to execute, or changes to the composition of the Board or senior management team may result in the loss of potential business opportunities, and could make it more difficult to attract, retain or motivate qualified personnel;

▪	Such potential uncertainties or changes may also be exploited by our competitors or cause concern to our current or potential customers and suppliers;

▪
If the Cray Group's nominees are elected to the Company's Board of Directors and the Company's Chief Executive Officer or other senior executives are removed, it may reduce or delay the Company's ability to effectively execute its business strategy and to implement new strategies;

▪
The actions taken by the Cray Group have created an environment conducive to litigation, which serves as a further distraction to the Company's management and employees and requires the Company to incur significant costs.

In addition, the future trading price of the Company's common stock could be subject to fluctuation based on the uncertainties above, the outcome of the proxy contest, or a threat of future stockholder activism.

If the Cray Group is unsuccessful in its proxy contest, it or other stockholders may pursue similar goals at the Company's future stockholder or Board of Director meetings, or by means of a proxy contest, which could result in adverse effects similar to those described above.

The litigation launched by the Company against the co-trustees of the MGP Ingredients Inc. Voting Trust and Cray Family Trust may be costly and time-consuming and may have an unpredictable effect on the annual meeting.
On June 14, 2013, the Company filed a petition for declaratory judgment in the District Court of Johnson County, Kansas, (which was subsequently amended on July 12, 2013), against Richard B. Cray, Karen Seaberg, Laidacker M. Seaberg, Thomas Cray, Cloud L. Cray Jr. and Timothy Newkirk, in various capacities as co-trustees or purported co-trustees of either the MGP Ingredients, Inc. Voting Trust or the Cray Family Trust. The Company has requested a declaratory judgment determining the parties' legal rights and obligations in the context of proxies for the 2013 Annual Meeting and the status of the Voting Trust. Two of the Company's directors and its Chief Executive Officer are respondents in the litigation, which may cause concern or confusion among the Company's partners, employees, and stockholders. The litigation may be costly and time-consuming. The outcome of the litigation may affect how and when the 2013 Annual Meeting is conducted, the voting procedures at the meeting, and how the Company's preferred stock is voted. The uncertainty of the outcome or effects of the litigation may cause the trading price of the Company's common stock to fluctuate.

Review of strategic alternatives authorized by the Board of Directors may adversely affect the Company's business and its stock price.
On May 29, 2013, the Company announced that the Board of Directors has authorized a review of strategic alternatives. The Board of Directors has established a Special Committee of six independent directors to conduct the review. The Special Committee has retained BMO Capital Markets Corp. as its financial advisor. The review of strategic alternatives may lead to uncertainty as to the Company's future strategic direction, our ability to supply certain products or certain customers, and/or a lack of organizational continuity (which may make it more difficult to attract and retain qualified personnel). Any of these may be exploited by our competitors. In addition, the process may be costly and time-consuming. The uncertainty of any result of the review may cause the trading price of the Company's common stock to fluctuate.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no sale of equity securities during the quarter ended June 30, 2013.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 through April 30, 2013	—				—	$—
May 1, 2013 through May 31, 2013	—				—
June 1, 2013 through June 30, 2013	73,165	(1)	$5.96	(1)	—
Total	73,165				—

(1)	Aggregate number of shares repurchased to satisfy withholding tax obligations under restricted stock that vested during the month.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

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

3.3	Bylaws of MGP Ingredients, Inc. (Incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed January 5, 2012 (File number 000-17196))
**9.1	Second Amendment to Voting Trust Agreement
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
*32.1	Certification of Chief Executive Officer furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*32.2	Certification of Chief Financial Officer furnished pursuant to Rule 13a-4(b) and 18 U.S.C. 1350
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2013, and December 31, 2012, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months and year to date ended June 30, 2013, and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013, and 2012, (iv) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (v) the Notes to Condensed Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” and not “filed.”

*Filed herewith
**Purported Second Amendment to the Voting Trust Agreement subject to litigation as disclosed herein.

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date:	August 5, 2013	By	/s/ Timothy W. Newkirk
Timothy W. Newkirk, President and Chief Executive Officer

Date:	August 5, 2013	By	/s/ Don Tracy
Don Tracy Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
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

3.3	Bylaws of MGP Ingredients, Inc. (Incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed January 5, 2012 (File number 000-17196))
**9.1	Second Amendment to Voting Trust Agreement
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
*32.1	Certification of Chief Executive Officer furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*32.2	Certification of Chief Financial Officer furnished pursuant to Rule 13a-4(b) and 18 U.S.C. 1350
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2013, and December 31, 2012, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months and year to date ended June 30, 2013, and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013, and 2012, (iv) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (v) the Notes to Condensed Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” and not “filed.”

*Filed herewith
**Purported Second Amendment to the Voting Trust Agreement subject to litigation as disclosed herein.