Form 10-Q/A
period 2013-06-30
MGP INGREDIENTS INC
filed 2013-08-12
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

The sole purpose of this amendment to MGP Ingredients, Inc.'s quarterly report on Form 10-Q for the period ended June 30, 2013, filed with the Securities Exchange Commission on August 5, 2013 (the “Form 10-Q”), is to replace the reference to "March 31, 2013" in the previously filed Exhibits 32.1 and 32.2 "Certification of Periodic Report" of the CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 with a reference to the correct date of "June 30, 2013."

This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

ITEM 6. EXHIBITS

(a) Exhibits

See the Exhibit Index following the signature page to this Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 12, 2013	By	/s/ Timothy W. Newkirk
Timothy W. Newkirk, President and Chief Executive Officer

Date:	August 12, 2013	By	/s/ Don Tracy
Don Tracy Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

(To Form 10Q/A)

Exhibit Number	Description of Exhibit
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
*32.1	Certification of Chief Executive Officer furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*32.2	Certification of Chief Financial Officer furnished pursuant to Rule 13a-4(b) and 18 U.S.C. 1350

*Filed herewith