Form 10-Q
period 2013-09-30
MGP INGREDIENTS INC
filed 2013-11-13
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

or

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

17,851,535 shares of Common Stock, no par value as of October 31, 2013

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as well as historical information.  All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements.  In addition, forward-looking statements are usually identified by or are associated with such words as “intend,” “plan”, “believe,” “estimate,” “expect,” “anticipate,” “hopeful,” “should,” “may,” “will”, “could”, “encouraged”, “opportunities”, “potential” and/or the negatives of these terms or variations of them or similar terminology.  They reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance.  All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement.  Important factors that could cause actual results to differ materially from our expectations include, among others: (i) disruptions in operations at our Atchison facility or Indiana Distillery,  (ii) the availability and cost of grain and fluctuations in energy costs, (iii) the effectiveness of our hedging strategy, (iv) the competitive environment and related market conditions, (v) the ability to effectively pass raw material price increases on to customers, (vi) the viability of the Illinois Corn Processing, LLC (“ICP”) joint venture and its ability to obtain financing, (vii) our ability to maintain compliance with all applicable loan agreement covenants, (viii) our ability to realize operating efficiencies, (ix) potential adverse affects to the business, operations and profitability, as well as the rights of our common shareholders as a result of a proxy contest initiated by a dissident shareholder group, (x) litigation that we have launched against the co-trustees of the MGP Ingredients, Inc. Voting Trust and the Cray Family Trust, (xi) actions of governments, (xii) and consumer tastes and preferences.  For further information on these and other risks and uncertainties that may affect our business, including risks specific to our Distillery and Ingredient segments, see Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2012, as updated by Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

METHOD OF PRESENTATION

All amounts in this report, except for share, bushels, gallons, pounds, mmbtu, per share, per bushel, per gallon and percentage amounts, are shown in thousands.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter Ended		Year to Date Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Sales	$80,709	$76,189	$253,134	$251,882
Less: excise taxes	538	82	7,164	3,897
Net sales	80,171	76,107	245,970	247,985
Cost of sales (a)	79,356	70,047	232,645	230,382
Gross profit	815	6,060	13,325	17,603
Selling, general and administrative expenses	6,760	6,037	17,405	20,070
Other operating costs and losses on sale of assets	1	38	59	288
Gain on sale of assets, net	—	(889)	—	(841)
Income (loss) from operations	(5,946)	874	(4,139)	(1,914)
Gain on sale of joint venture interest	—	—	—	4,055
Interest expense	(269)	(226)	(829)	(709)
Equity in earnings (loss) of Joint Ventures	(91)	(130)	(962)	164
Income (loss) from continuing operations before income taxes	(6,306)	518	(5,930)	1,596
Provision for income taxes	19	100	44	152
Net income (loss) from continuing operations	(6,325)	418	(5,974)	1,444
Discontinued operations, net of tax (Note 9)	—	—	1,406	—
Net income (loss)	(6,325)	418	(4,568)	1,444
Other comprehensive income (loss), net of tax	(111)	826	(401)	1,011
Comprehensive income (loss)	$(6,436)	$1,244	$(4,969)	$2,455
Basic and diluted earnings (loss) per share
Income (loss) from continuing operations	$(0.37)	$0.02	$(0.35)	$0.08
Income from discontinued operations	—	—	0.08	—
Net income (loss)	$(0.37)	$0.02	$(0.27)	$0.08
Dividends per common share	$—	$—	$0.05	$0.05

(a)
Includes related party purchases of $702 and $9,806 for the quarters ended September 30, 2013 and 2012, respectively.  Includes related party purchases of $5,494 and $40,931 for the year to date periods ended September 30, 2013 and 2012, respectively.  See Note 2.  Equity Method Investments.

See accompanying notes to unaudited condensed consolidated financial statements

       MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	September 30, 2013	December 31, 2012
Current Assets
Cash and cash equivalents	$—	$—
Restricted cash	—	12
Receivables (less allowance for doubtful accounts: September 30, 2013 - $20; December 31, 2012 - $12)	31,796	35,325
Inventory	36,801	36,532
Prepaid expenses	1,238	697
Deferred income taxes	6,349	5,283
Refundable income taxes	226	242
Total current assets	76,410	78,091
Property and equipment	192,361	190,519
Less accumulated depreciation and amortization	(122,061)	(115,128)
Property and equipment, net	70,300	75,391
Equity method investments	6,352	7,301
Other noncurrent assets	2,153	2,388
Total assets	$155,215	$163,171
Current Liabilities
Current maturities of long-term debt	$1,558	$1,683
Accounts payable	19,689	18,860
Accounts payable to affiliate, net	517	4,008
Accrued expenses	7,145	5,220
Total current liabilities	28,909	29,771
Long-term debt, less current maturities	4,005	5,168
Revolving credit facility	24,867	25,893
Deferred credit	3,793	4,133
Accrued retirement health and life insurance benefits	4,884	5,096
Other noncurrent liabilities	946	1,000
Deferred income taxes	6,349	5,283
Total liabilities	73,753	76,344
Commitments and Contingencies – See Note 4
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 18,115,965 shares at September 30, 2013 and December 31, 2012, 17,827,135 and 17,934,233 shares outstanding at September 30, 2013 and December 31, 2012, respectively	6,715	6,715
Additional paid-in capital	8,844	7,894
Retained earnings	67,047	72,531
Accumulated other comprehensive loss, net of tax	(634)	(233)
Treasury stock, at cost
288,830 and 181,732 shares at September 30, 2013 and December 31, 2012, respectively	(514)	(84)
Total stockholders’ equity	81,462	86,827
Total liabilities and stockholders’ equity	$155,215	$163,171

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Year to Date Ended
	September 30, 2013	September 30, 2012
Cash Flows from Operating Activities
Net income (loss)	$(4,568)	$1,444
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,955	8,680
Gain on sale of bioplastics manufacturing business	(1,453)	—
Gain on sale of joint venture interest	—	(4,055)
Gain on sale of assets, net	—	(841)
Share based compensation	970	628
Equity in (earnings) loss of Joint Ventures	962	(164)
Changes in operating assets and liabilities:
Restricted cash	12	7,476
Receivables, net	3,529	(2,490)
Inventory	(342)	(3,423)
Prepaid expenses	(541)	(621)
Refundable income taxes	16	152
Accounts payable	(509)	(8,031)
Accounts payable to affiliate, net	(3,491)	(3,595)
Accrued expenses	1,478	1,311
Change in derivatives	—	(2,492)
Deferred credit	(340)	(448)
Accrued retirement health and life insurance benefits and other noncurrent liabilities	(680)	(826)
Other	6	(158)
Net cash provided by (used by) operating activities	4,004	(7,453)
Cash Flows from Investing Activities
Proceeds from sale of bioplastics manufacturing business	2,797	—
Proceeds from sale of joint venture interest	—	9,103
Proceeds from the disposition of property and equipment	—	3,215
Additions to property and equipment	(3,571)	(7,712)
Investment in and advances to unconsolidated subsidiaries	—	(500)
Net cash provided by (used by) investing activities	(774)	4,106
Cash Flows from Financing Activities
Payment of dividends	(916)	(914)
Loan fees incurred with borrowings	—	(100)
Principal payments on long-term debt	(1,288)	(1,248)
Proceeds from revolving credit facility	83,031	99,239
Payments on revolving credit facility	(84,057)	(94,013)
Net cash provided by (used by) financing activities	(3,230)	2,964
Decrease in cash and cash equivalents	—	(383)
Cash and cash equivalents, beginning of year	—	383
Cash and cash equivalents, end of period	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2012	$4	$6,715	$7,894	$72,531	$(233)	$(84)	$86,827
Comprehensive income:
Net loss	—	—	—	(4,568)	—	—	(4,568)
Change in pension plans, net of tax (a)	—	—	—	—	50	—	50
Change in post employment benefits, net of tax (a)	—	—	—	—	(464)	—	(464)
Change in translation adjustment on non-consolidated foreign subsidiary, net of tax	—	—	—	—	13	—	13
Dividends declared and paid	—	—	—	(916)	—	—	(916)
Share-based compensation	—	—	970	—	—	—	970
Common shares reacquired due to taxes derived from vesting of restricted stock and restricted stock units	—	—	(20)	—	—	(430)	(450)
Balance, September 30, 2013	$4	$6,715	$8,844	$67,047	$(634)	$(514)	$81,462

(a)	See Note 7. Employee Benefit Plans for amounts reclassified from Accumulated Other Comprehensive Income (Loss).

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

MGPI-I acquired substantially all the beverage alcohol distillery assets of Lawrenceburg Distillers Indiana, LLC (“LDI”) at its Lawrenceburg and Greendale, Indiana facility (“Indiana Distillery”) on December 27, 2011.

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

These unaudited condensed consolidated financial statements as of and for the period ended September 30, 2013 should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Inventory

Inventory includes finished goods, barreled distillate, raw materials in the form of agricultural commodities used in the production process, work in process, and certain maintenance and repair items.  Inventories are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventory consists of the following:

	September 30, 2013	December 31, 2012
Finished goods	$12,579	$14,272
Barreled distillate	12,038	9,080
Work in process	2,204	2,571
Raw materials	4,783	5,959
Maintenance materials	4,670	4,116
Other	527	534
Total	$36,801	$36,532

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

The Company reviews its investments in non-consolidated subsidiaries for impairment whenever events or changes in business circumstances indicate that the carrying amount of the investments may not be fully recoverable. Evidence of a loss in value that is other than temporary include, but are not limited to, the absence of an ability to recover the carrying amount of the investment, the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment, or, where applicable, estimated sales proceeds which are insufficient to recover the carrying amount of the investment. If the fair value of the investment is determined to be less than the carrying value and the decline in value is considered to be other than temporary, an appropriate write-down is recorded based on the excess of the carrying value over the best estimate of fair value of the investment.  The Company considered the losses incurred by ICP during the year to date period ended September 30, 2013 and the Company's election to provide notice to shutdown the plant (as more fully described in Note 2. Equity Method Investments), however these circumstances did not cause the Company to determine that its investment in ICP was not fully recoverable.

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

Sales include customer-paid freight costs billed to customers of $3,153 and $2,537 for the quarters ended September 30, 2013 and 2012, respectively, and $8,789 and $7,656 for the year to date periods ended September 30, 2013 and 2012, respectively.

Income Taxes

The effective tax rates for the quarters ended September 30, 2013 and 2012 were (0.3) percent and 19.3 percent, respectively. The effective tax rates for the year to date periods ended September 30, 2013 and 2012 were (0.2) percent and 9.5 percent, respectively, consisting of state income taxes for which no net operating loss carryforwards are currently available. The $47 of taxes related to discontinued operations were included in the computation of the effective rate for the year to date period ended September 30, 2013.
For the quarters and year to date periods ended September 30, 2013 and September 30, 2012, the effective rates differed from the Company's statutory rate primarily due to the expected utilization of available net operating losses.  At this time, management is unable to conclude it is more likely than not that deferred tax assets will be realized.  As a result of this analysis, the Company continues to record a full valuation allowance on net deferred tax assets.  Management will continue to evaluate the available positive and negative evidence in future periods.
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

Impairment

The Company tests its long-lived assets for impairment whenever events or conditions and circumstances indicate a carrying amount of an asset may not be recoverable.  No events or conditions occurred during the quarterly or year to date periods ended September 30, 2013 that required the Company to test for impairment.

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

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair values of the Company’s debt were $30,585 and $32,596 at September 30, 2013 and December 31, 2012, respectively. The financial statement carrying value was $30,430 and $32,744 at September 30, 2013 and December 31, 2012, respectively.  These fair values are considered Level 2 under the fair value hierarchy.

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

Line of Credit

On November 2, 2012, we entered into an Amended and Restated Credit Agreement, and ancillary documents with Wells Fargo (the “Credit Agreement”).

The amount of borrowings which we may make is subject to borrowing base limitations.  As of September 30, 2013, our outstanding borrowings under this facility were $24,867, leaving $19,463 available for additional borrowings after giving effect to a $2,000 outstanding letter of credit that we have with one of our vendors.

As of and for the year to date period ended September 30, 2013, we are in compliance with the Credit Agreement’s financial covenants and other restrictions.

Note 2.  Equity Method Investments.

As of September 30, 2013, the Company’s investments accounted for on the equity method of accounting consist of the following: (1) 30 percent interest in ICP, which manufactures alcohol for fuel, industrial and beverage applications, and (2) 50 percent interest in D.M. Ingredients, GmbH, (“DMI”), which produces certain specialty starch and protein ingredients.

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

Under a marketing agreement between ICP and the Company, (the “Marketing Agreement”), ICP manufactured and supplied food grade and industrial-use alcohol products for the Company, and the Company purchased, marketed and sold such products for a marketing fee.  Effective January 1, 2013, the Marketing Agreement expired. The Company has sourced minimal product from ICP since April 2013.

ICP’s term loan and revolving credit agreement with an affiliate of SEACOR Energy Inc. expired as of December 31, 2012 and has not been renewed.  The Company has no further funding requirement to ICP.

The ICP Limited Liability Company Agreement gives the Company and its joint venture partner, ICP Holdings, certain rights to shut down the Pekin plant if ICP operates at an EBITDA loss of $500 in any quarter.  Such rights are conditional in certain instances, but are certain if EBITDA losses aggregate $1,500 over any three consecutive quarters or if ICP’s net working capital is less than $2,500.  For the quarter ended March 31, 2013, ICP experienced an EBITDA loss in excess of the $500 threshold. Such shutdown notice was provided by the Company on April 18, 2013 under the terms of the ICP Limited Liability Company Agreement, and such notice was rejected by ICP Holdings. The Company has not withdrawn its election as of the date of this filing.

The ICP Limited Liability Company Agreement provides for a new allocation of profit and loss when notice of shutdown is rejected by ICP Holdings.  From an accounting perspective, the Company will continue to allocate profit and loss 30 percent to the Company and 70 percent to ICP Holdings in accordance with U.S. generally accepted accounting principles.

Summary Financial Information

Condensed unaudited financial information related to the Company’s non-consolidated equity method investment in ICP is shown below.

	Quarter Ended		Year to Date Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
ICP’s Operating results:
Net sales (a)	$52,580	$47,813	$146,807	$164,804
Gross profit	148	45	(900)	2,075
Net income (loss)	$(585)	$(448)	$(3,472)	$311

(a)
Includes related party sales to MGPI of $110 and $9,697 for the quarters ended September 30, 2013 and 2012, respectively, and $3,510 and $40,331 for the year to date periods ended September 30, 2013 and 2012, respectively.

The Company’s equity in earnings (loss) of Joint Ventures based on unaudited financial statements is as follows:

	Quarter Ended		Year to Date Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
ICP (30% interest) (a)	$(135)	$(134)	$(1,042)	$229
DMI (50% interest)	44	4	80	(65)
	$(91)	$(130)	$(962)	$164

(a)
The Company’s ownership percentage of ICP was 50 percent through February 1, 2012, when the Company sold 20 percent of its investment.  From February 2, 2012 through September 30, 2013, the Company’s ownership percentage in ICP and accounting profit and loss was 30 percent.

The Company’s investment in joint ventures is as follows:

	September 30, 2013	December 31, 2012
ICP (30% interest)	$5,856	$6,898
DMI (50% interest)	496	403
	$6,352	$7,301

Note 3.  Earnings (Loss) per Share.

The computations of basic and diluted earnings (loss) per share from continuing and discontinued operations are as follows:

	Quarter Ended		Year to Date Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Continuing Operations:
Net income (loss) from continuing operations attributable to shareholders	$(6,325)	$418	$(5,974)	$1,444
Less: Amounts allocated to participating securities (nonvested shares and units)(i)	—	26	—	91
Net income (loss) from continuing operations attributable to common shareholders	$(6,325)	$392	$(5,974)	$1,353
Discontinued Operations:
Discontinued operations attributable to shareholders	$—	$—	$1,406	$—
Less: Amounts allocated to participating securities (nonvested shares and units)(i)	—	—	—	—
Discontinued operations attributable to common shareholders	$—	$—	$1,406	$—
Share information:
Basic weighted average common shares(ii)	17,127,523	16,976,054	17,045,001	16,936,366
Potential dilutive securities(iii)	—	66	—	313
Diluted weighted average common shares	17,127,523	16,976,120	17,045,001	16,936,679
Basic earnings (loss) per share
Income (loss) from continuing operations	$(0.37)	$0.02	$(0.35)	$0.08
Income from discontinued operations	—	—	0.08	—
Net income (loss)	$(0.37)	$0.02	$(0.27)	$0.08
Diluted earnings (loss) per share
Income (loss) from continuing operations	$(0.37)	$0.02	$(0.35)	$0.08
Income from discontinued operations	—	—	0.08	—
Net income (loss)	$(0.37)	$0.02	$(0.27)	$0.08

(i)
Participating securities include 699,612 and 956,207 nonvested restricted shares for the quarters and year to date periods ended September 30, 2013 and 2012, respectively, as well as 413,764 and 196,264 restricted share units for the quarters and year to date periods ended September 30, 2013 and 2012, respectively. Participating securities do not receive an allocation in periods when a loss is experienced.

(ii)
Under the two-class method, basic weighted average common shares exclude outstanding nonvested participating securities consisting of restricted share awards of 699,612 and  956,207 for the quarters and year to date periods ended September 30, 2013 and 2012, respectively.

(iii)
Anti-dilutive shares related to stock options totaled 18,000 and 30,000 for the quarters ended September 30, 2013 and 2012, respectively, and 18,667 and 22,667 for the year to date periods ended September 30, 2013 and 2012, respectively. Potential dilutive securities have not been included in the earnings (loss) per share computation in a period when a loss is experienced.

Note 4.  Commitments and Contingencies.

Commitments

The Company has grain supply agreements with a single supplier to purchase its corn requirements. These grain supply agreements expire December 31, 2014.  At September 30, 2013, the Company had commitments to purchase corn to be used in operations through December 2014 totaling $31,687.

The Company has commitments to purchase natural gas needed in production at fixed prices at various dates through March 2014.  The commitment for these contracts at September 30, 2013 totaled $3,498.

The Company has a supply contract for flour for use in the production of protein and starch ingredients.  The initial term of the agreement, as amended, expires October 23, 2015.  At September 30, 2013, the Company had purchase commitments aggregating $11,986 through March 2014.

As of September 30, 2013, the Company had contracts of approximately $842 to acquire capital assets.

At September 30, 2013, the Company had $2,000 outstanding on a letter of credit for a vendor, which reduced the amount available to the Company under its revolving line of credit.

Contingencies

There are various legal proceedings involving the Company and its subsidiaries. Management believes that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or overall trends in results of operations of the Company.
On June 14, 2013, the Company filed a petition for declaratory judgment in the District Court of Johnson County, Kansas, against Richard B. Cray, Thomas Cray, Cloud L. Cray Jr., Karen Seaberg, Laidacker M. Seaberg, and Timothy Newkirk, as co-trustees of either MGP Ingredients Inc. Voting Trust or the Cray Family Trust. The Company has requested a declaratory judgment determining the parties’ legal rights and obligations in the context of proxies for the Annual Meeting and the status of the Voting Trust. The petition alleges that the co-trustees may be unqualified to serve as co-trustees and asks the Court to resolve the resulting controversy. The defendants filed a Motion to Dismiss on August 1, 2013. On October 2, 2013, the Court dismissed all allegations by the Company and Mr. Newkirk to the extent they implicate any standing to challenge the conduct of the Voting Trust directly. On October 16, 2013, the Company filed a motion to amend the October 2, 2013 order on defendants’ motion to dismiss in order to include findings allowing interlocutory appeal, or, in the alternative, to enter a journal entry of final judgment as to petitioner. The Hearing is set for November 18, 2013. On October 21, 2013, the defendants filed a motion for summary judgment on the cross-claim of Mr. Newkirk, as well as a motion to dismiss cross-claim of Mr. Newkirk for lack of standing and subject matter jurisdiction due to termination of the trusts. Hearing date for these two motions is December 3, 2013. In its additional definitive proxy soliciting materials filed on October 18, 2013, the Cray Group disclosed that on September 26, 2013, a majority of the trustees of the Cray Family Trust took action to terminate the Cray Family Trust and to distribute its assets upon termination to the three beneficial owners, The Foundation of the Atchison Family YMCA (the “YMCA”), the University of Kansas Endowment Association and Cloud L. Cray, Jr. In connection with the termination of the Cray Family Trust, on September 23, 2013, Karen Seaberg entered into an option to purchase the Voting Trust Certificates distributed to the YMCA and exercised the option on October 16, 2013.
On July 10, 2013, Cloud L. Cray, Jr. and Karen Seaberg filed a petition for inspection of corporate records pursuant to K.S.A. §17-6510 by a shareholder in the District Court of Atchison County. The plaintiffs as shareholders of the Company made demand to inspect corporate records pursuant to K.S.A §17-6510. The Company did not produce some of the records requested by the plaintiffs. The plaintiffs filed the petition to compel the production of the remaining records. On July 26, 2013, the Atchison County District Court granted the plaintiffs’ petition and ordered the Company to produce the remaining records. The Company complied with the Court order. The Court also ordered the plaintiffs to submit their request for attorney fees and expenses. A separate hearing will be held to determine whether the plaintiffs should be awarded attorney fees and expenses in connection with the request of corporate records. This amount has not been reflected in the Company’s financial statements as the amount of plaintiff attorney fees is estimated to be immaterial to the Company’s financial statements.

On July 11, 2013, Cloud L. Cray, Jr. and Karen Seaberg filed a petition for an order requiring the Company to conduct the Annual Meeting in the District Court of Atchison County, Kansas. On July 26, 2013, the Atchison County District Court granted the plaintiffs’ petition and ordered the Company to hold the Annual Meeting on or before August 26, 2013 at 9 a.m. The Court also ordered the plaintiffs to submit their request for attorney fees and expenses. A separate hearing will be held to determine whether the plaintiffs should be awarded attorney fees and expenses in connection with the litigation concerning the holding of our Annual Meeting. This amount has not been reflected in the Company’s financial statements as the amount of plaintiff attorney fees is estimated to be immaterial to the Company’s financial statements. On August 1, 2013, the Company and the defendants filed separate motions to amend and or modify the July 26 Order with respect to the record date and after a telephone hearing on August 2, the Court ordered that the Annual Meeting was to reconvene on or before August 26, 2013.
On August 1, 2013, Cloud L. Cray, Jr. and Karen Seaberg filed a petition against the Company and the Board of Directors, for a temporary injunction pursuant to K.S.A. § 60-901 et seq. requesting the Court to enter a temporary injunction (i) prohibiting the Company and the board members from continuing to utilize, meet as, or act as the Special Committee that was appointed on May 23, 2013; (ii) prohibiting defendants from excluding plaintiffs from discussions and deliberations of the Special Committee or any other committee concerning any review of strategic alternatives for the Company on which plaintiffs have no conflict of interest; (iii) prohibiting defendants from refusing to provide plaintiffs with all information conveyed to other directors through or by the Special Committee about the exploration of strategic alternatives for the Company; and (iv) requiring defendants to immediately provide to plaintiffs all past, present and future information conveyed to other directors through or by the Special Committee about the exploration of strategic alternatives for the Company. After a hearing on August 13, 2013 and on August 20, 2013, the Court denied in part and granted in part the plaintiff’s petition. After negotiations between the parties, the parties agreed to continue with the injunction in place and stay the matter for 180 days.  At the conclusion of the 180 day period, the parties will advise the Court if any additional proceedings are necessary.
On August 9, 2013, the Company appealed the July 26 Order in Kansas Court of Appeals. On August 22, 2013, the Appeals Court granted the motion in part for a 60-day stay for the Annual Meeting. Following the dismissal on October 2, 2013 of the Company in the District Court of Johnson County case, the Appeals Court granted the motion to discontinue the stay after October 21, 2013.
In its proxy statement filed with the SEC on July 10, 2013, the Cray Group has disclosed that it will seek reimbursement for the costs and expenses associated with the proxy solicitation in the event that any of the Cray Group’s director nominees are elected to the Board of Directors of MGP, and intends to submit the issue of reimbursement to a vote of security holders. The Cray Group has estimated the total expenditures in furtherance of, or in connection with, the solicitation of proxies by the Cray Group to be approximately $650. This amount, inclusive of the above-mentioned attorneys fees and expenses, has not been reflected in the Company’s financial statements as we do not believe reimbursement is probable in occurrence.

Note 5.  Derivative Instruments.

The Company purchases and uses certain commodities that are subject to price volatility. The Company has historically used financial derivative instruments to reduce exposure to market risk in commodity prices, primarily corn, through a combination of forward purchases, long-term contracts with suppliers and exchange traded commodity futures and option contracts.  Specifically, the Company sold put options on commodity futures at exercise prices that were deemed attractive to the Company and used the premiums received to reduce the overall cost of inputs utilized in the production process.  Between July 2011 and February 2012, management elected to apply hedge accounting for qualifying derivative contracts.

During 2012, the Company entered into a supply contract to purchase corn for delivery up to 12 months in the future, at negotiated prices.  The pricing for these contracts is fixed based on a formula using several factors.  The Company has determined that the firm commitments to purchase corn under the terms of these contracts meet the normal purchases and sales exception and has excluded the fair value of these commitments from recognition within its condensed consolidated financial statements until the actual contracts are physically settled.  Accordingly, given the supply contract to purchase corn, in February 2012, the Company made the decision to close out of the corn futures contracts designated as cash flow hedges prior to their scheduled delivery and simultaneously de-designated 100 percent of these cash flow hedges at that time.  As of September 30, 2013, the Company has no derivative contracts designated as cash flow hedges.

Derivatives Designated as Cash Flow Hedges

	Amounts of Gains (Losses) Recognized in Other Comprehensive Income (Loss) on Derivatives
	Quarter Ended		Year to Date Ended
Derivatives in Cash Flow Hedging Relationship	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Commodity derivatives	$—	$—	$—	$(286)

	Amounts of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Earnings
	Quarter Ended		Year to Date Ended
Location of Losses Reclassified from AOCI into Income	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Cost of Sales	$—	$—	$—	$(413)

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

		Quarter Ended		Year to Date Ended
	Classified	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Commodity derivatives	Cost of sales	$—	$2,670	$—	$2,204

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

	Quarter Ended		Year to Date Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net Sales to Customers
Distillery products	$66,059	$61,513	$200,775	$205,194
Ingredient solutions	14,112	14,184	44,997	41,852
Other	—	410	198	939
Total	80,171	76,107	245,970	247,985
Depreciation and Amortization
Distillery products	2,064	1,433	6,102	4,201
Ingredient solutions	572	567	1,742	1,863
Other	—	61	21	183
Corporate	368	776	1,090	2,433
Total	3,004	2,837	8,955	8,680
Income (Loss) from Continuing Operations before Income Taxes
Distillery products	(1,647)	3,513	5,836	9,960
Ingredient solutions	1,279	2,184	3,944	4,760
Other	—	(85)	(90)	(332)
Corporate	(5,938)	(5,094)	(15,620)	(16,847)
Gain on sale of assets and joint venture interest(i)	—	—	—	4,055
Total	$(6,306)	$518	$(5,930)	$1,596

(i)
The Company’s management reporting does not assign or allocate special charges to the Company’s operating segments.   For purposes of comparative analysis, the gain on sale of joint venture interest for the year to date period ended September 30, 2012 has been excluded from the Company’s segments.

	As of September 30, 2013	As of December 31, 2012
Identifiable Assets
Distillery products	$101,519	$107,140
Ingredient solutions	27,616	27,038
Other	—	1,247
Corporate	26,080	27,746
Total	$155,215	$163,171

Note 7.  Employee Benefit Plans.

Post Retirement Benefits.  The Company and its subsidiaries provide certain post-retirement health care and life insurance benefits to certain retired employees.  The liability for such benefits is unfunded.

The components of the Net Periodic Benefit Cost/Income for the quarter and year to date periods ended September 30, 2013 and 2012, respectively, are as follows:

	Quarter Ended		Year to Date Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Service cost	$32	$48	$96	$159
Interest cost	41	52	123	169
Amortization of prior service cost	(162)	(57)	(485)	(65)
Amortization of net actuarial loss	7	(79)	21	(79)
Total post-retirement benefit cost / (income)	$(82)	$(36)	$(245)	$184

The Company disclosed in its financial statements for the year ended December 31, 2012, amounts expected to be paid to plan participants.  There have been no revisions to these estimates and there have been no changes in the estimate of total employer contributions expected to be made for the year ended December 31, 2013.  The Company reclassified $464 of prior service cost and net actuarial loss from accumulated other comprehensive income (loss) into post-retirement benefit income for the year to date period ended September 30, 2013.

Total employer contributions accrued for the quarter ended September 30, 2013 were $0.

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

The components of the Net Periodic Benefit Cost/(Income) for the quarter periods ended September 30, 2013 and 2012, respectively, are as follows:

	Quarter Ended		Year to Date Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Interest cost	$21	$51	$62	$153
Expected return on plan assets	(29)	(57)	(86)	(171)
Amortization of net actuarial loss	17	28	50	84
Total pension benefit cost / (income)	$9	$22	$26	$66

The Company reclassified $50 of net actuarial loss from accumulated other comprehensive income (loss) into pension benefit income for the year to date period ended September 30, 2013.

The Company previously disclosed in its financial statements for the year ended December 31, 2012, the assumptions used to determine accumulated benefit obligation.

The Company has made employer contributions to its pension plan and union 401(k) during the quarter ended September 30, 2013, of $0.

Equity-Based Compensation Plans.  The Company’s equity based compensation plans provide for the awarding of stock options, stock appreciation rights, and shares of restricted common stock (“restricted stock”) for senior executives and salaried employees as well as outside directors.  As of September 30, 2013, 1,113,376 shares of restricted common stock and restricted stock units (net of forfeitures) were outstanding under the Company’s long-term incentive plans.  Compensation expense related to these awards is based on the market price of the stock on the date the Board of Directors approved the grant and is amortized over the vesting period of the restricted stock award.

As of September 30, 2013, the Company was authorized to issue 40,000,000 shares of Common Stock.  In connection with the Reorganization described in Note 1, the Company retired its treasury stock, which had historically been used for issuance of Common Stock under the Company’s equity-based compensation plans.  With the retirement of these treasury shares, the Company reserved certain authorized shares for issuance of Common Stock under its equity-based compensation plans.  Reserved shares of Common Stock at September 30, 2013 were as follows:

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

Below is a summary of the financial asset and liability that are offset at September 30, 2013 and December 31, 2012, respectively.

	(i)	(ii)	(iii) = (i) - (ii)
Description	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts offset in the Balance Sheet	Net Amounts of Assets (Liabilities) presented in the Balance Sheet

September 30, 2013
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

The remaining income statement activity for the quarter and year to date periods ended September 30, 2013 and 2012 are not presented as discontinued operations due to their immateriality relative to the consolidated financial statements as a whole.

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

MGPI-I acquired substantially all the beverage alcohol distillery assets of Lawrenceburg Distillers Indiana, LLC (“LDI”) at its Lawrenceburg and Greendale, Indiana distillery (“Indiana Distillery”) on December 27, 2011.

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

Under a marketing agreement, ICP manufactured and supplied food grade and industrial-use alcohol products for us and we purchased, marketed and sold such products for a marketing fee (the “Marketing Agreement”).  Effective January 1, 2013, the Marketing Agreement expired. We have sourced minimal product from ICP since April 2013.

Rights granted to us under the ICP Limited Liability Company Agreement allow us to shut down the plant if ICP experiences an EBITDA loss of $500 in a quarter.  ICP experienced an EBITDA loss of in excess of the $500 threshold for the quarter ended March 31, 2013. Such shutdown notice was provided on April 18, 2013 under the terms of the ICP Limited Liability Company Agreement and such notice was rejected by ICP Holdings. The Company has not withdrawn its election as of the date of this filing.

The ICP Limited Liability Company Agreement provides for a new allocation formula for profit and loss when notice of shutdown is rejected by the other joint venture partner.  From an accounting perspective, we will continue to allocate profit and loss 30 percent to the Company and 70 percent to ICP Holdings in accordance with U.S. generally accepted accounting principles.

Sale of Bioplastics Business

On February 8, 2013, we sold the assets at our bioplastics manufacturing facility in Onaga, Kansas and certain assets of our extruder bio-resin laboratory located in Atchison, Kansas.  The sales price totaled $2,797 and resulted in a gain, net of tax, of $1,406 that was recognized as discontinued operations in the quarter ended March 31, 2013.

RESULTS OF OPERATIONS

Consolidated results for the quarter ended September 30, 2013 decreased compared to the same period a year ago, with a net loss of $6,325 on consolidated net sales of $80,171 versus net income of $418 on consolidated net sales of $76,107 in the quarter ended September 30, 2012.  We generated a loss from operations of $5,946 for the quarter ended September 30, 2013, compared to income from operations of $874 for the quarter ended September 30, 2012.

Our net sales for the quarter ended September 30, 2013 increased $4,064, or 5.3 percent, compared to the quarter ended September 30, 2012 primarily due to improved pricing in our distillery products segment. Our quarter-versus-quarter earnings decreased for the quarter ended September 30, 2013 primarily due to:
▪lower gross margins as further discussed in "-Cost of Sales";

▪	a $889 gain on asset sale recorded during the quarter ended September 30, 2012, which we did not have this quarter; and

▪
increased selling, general and administrative expenses for the September 30, 2013 primarily related to increased professional fees related to the corporate proxy dispute, which we did not have the same period a year ago.

In our distillery products segment, we experienced an increase in unit volume and a decrease in per unit pricing compared to the same period a year ago. The distillery products segment sales were also impacted by the sales price decline of our distillers feed by-product and significantly lower industrial alcohol sales volume. The unit volume increase was primarily in our distillers feed partially offset by a decrease in our high quality food grade alcohol, which was primarily driven by a 99 percent reduction in the supply of industrial alcohol from ICP compared to the same period a year ago. Our return on sales percentage in the distillery product segment decreased from 5.7 percent for the quarter ended September 30, 2012 to a negative 2.5 percent for the quarter ended September 30, 2013, primarily due to a quarter-versus-quarter unfavorable impact to sales from the price decline of our distillers feed, further impacted by significantly lower sales from industrial alcohol. In addition, the year ago quarter had a sizable hedging gain of $1.8 million. In our ingredient solutions segment we experienced a decrease in volume partially offset by improved pricing. Our return on sales percentage in the ingredient solutions segment remained the same at 9.1 percent quarter-versus-quarter due to improved sales mix, despite our pricing increases being outpaced by increased commodity costs. We had no sales in our other segment due to the sale of the bioplastics manufacturing business on February 8, 2013.

Consolidated results for the year to date period ended September 30, 2013 decreased compared to the same period a year ago, with a net loss of $4,568 on consolidated net sales of $245,970 versus net income of $1,444 on consolidated net sales of $247,985 in the year to date period ended September 30, 2012. We generated a loss from operations of $4,139 for the year to date period ended September 30, 2013, compared to loss from operations of $1,914 for the year to date period ended September 30, 2012.

The decrease in net sales for the year to date period ended September 30, 2013 compared to September 30, 2012 was primarily the result of our decreased total alcohol sales volume in the distillery products segment. Our net income decreased for the year to date period primarily due to:
▪lower gross margins as further discussed in "-Cost of Sales";

▪	an $841 gain recorded during the year to date period ended September 30, 2012, which we did not have in the current period;

▪	an unfavorable period-versus-period change in earnings from our equity method investments; and

▪	a $4,055 gain recorded related to the sale of a 20 percent interest in our joint venture, ICP, during the year to date period ended September 30, 2012, which we did not have this period.
These decreases to net income were partially offset by a $1,406 gain on sale of the bioplastics business, which was treated as discontinued operations and decreased selling, general and administrative expenses for the year to date period ended September 30, 2013. See "-Selling, General and Administrative Expenses" for additional information.

In our distillery products segment, we experienced a decrease in per unit pricing and an increase in unit volume compared to the same period a year ago. Distillery products segment sales were also impacted by significantly lower industrial alcohol sales for the year to date period ended September 30, 2013. The volume decrease in our high quality food grade alcohol was primarily driven by an 90 percent reduction in the supply of industrial alcohol from ICP compared to the same period a year ago. A decrease in sales in our distillery products segment, additional product cost items for the quarter ended September 30, 2013, and the increased cash costs for corn led to a decrease in our return on sales from 4.9 percent for the year to date period ended September 30, 2012, to 2.9 percent for the year to date period ended September 30, 2013. The cash cost for corn increased in the wake of last year's drought. In our ingredient solutions segment we experienced increases in volume and pricing. These increases were out-paced by the increased price of flour, which led to a decrease in ingredient solutions return on sales from 9.4 percent for the year to date period ended September 30, 2012, to 8.8 percent for the year to date period ended September 30, 2013. Other segment sales declined due to the sale of the bioplastics manufacturing business on February 8, 2013.

NET SALES

Net sales for the quarter ended September 30, 2013 increased $4,064, or 5.3 percent, compared to the quarter ended September 30, 2012.  This increase was attributable to an increase in distillery product sales partially offset by decreased net sales in the ingredient solutions segment and the other segment. Net sales in the distillery products segment as a whole increased primarily as a result of sales mix, partially offset by lower food grade alcohol volumes and by-product prices. The lower volumes of food grade alcohol sales were primarily driven by a 99 percent reduction in the sourcing of industrial alcohol from ICP to be sold by the Company. Net sales in the ingredient solutions segment as a whole decreased primarily as a result of lower volumes partially offset by higher pricing. We had no net sales in the other segment due to the sale of the bioplastics manufacturing business on February 8, 2013.

Net sales for the year to date period ended September 30, 2013 decreased $2,015, or 0.8 percent, compared to the year to date period ended September 30, 2012. This decrease was primarily attributable to a decrease in net sales in the distillery products and other segments partially offset by increased net sales in the ingredient solutions segment. Net sales in the distillery products segment as a whole decreased primarily as a result of 90 percent lower supply of industrial alcohol from ICP to be sold by the Company, partially offset by improved pricing. The increase in net sales in the ingredient solutions segment was due to both increased volume and improved pricing. Our other segment experienced a decrease in net sales due to the sale of the bioplastics manufacturing business on February 8, 2013.
COST OF SALES

For the quarter ended September 30, 2013, cost of sales increased $9,309, or 13.3 percent, compared to the quarter ended September 30, 2012.  For the quarter ended September 30, 2013, cost of sales was 99.0 percent of net sales, which generated a gross profit margin of 1.0 percent.  For the quarter ended September 30, 2012, cost of sales was 92.0 percent of net sales, which generated a gross margin of 8.0 percent. Our higher overall total cost of sales was primarily the result of higher product costs across all segments. In our distillery segment we saw a $7,200 increase in cost of sales related to:

•	a sales price decline in distillers feed by-product, and

•	a year-ago quarter hedging gain compared to no hedging impact to cost of sales in the current period.
These cost increases were partially offset by sales volume decrease related to the ingredient products segment and other segment. We saw increases in the per-pound cost of flour and the per-million cubic foot cost of natural gas of 13.9 percent and 4.1 percent, respectively, compared to the quarter ended September 30, 2012. In addition, we saw an increase in the per-bushel cost of corn (inclusive of the effect of an update in our standard product costs and exclusive of the impact related to the accounting for open commodity contracts), of approximately 0.1 percent higher than the same period a year ago.

For the year to date period ended September 30, 2013, cost of sales increased $2,263, or 1.0 percent, compared to the year to date period ended September 30, 2012. For the year to date period ended September 30, 2013, cost of sales was 94.6 percent of net sales, which generated a gross profit margin of 5.4 percent. For the year to date period ended September 30, 2012, cost of sales was 92.9 percent of net sales, which generated a gross profit margin of 7.1 percent. Our higher overall total cost of sales was primarily due to an increase in the cost of natural gas and increases in certain other product costs in our distillery products segment including:

•	higher corn costs;

•	a significant change in sales mix and the associated costs of these sales; and

•	a year-ago hedging gain compared to no hedging impact to cost of sales in current year to date period.
We saw an increase in the per-bushel cost of corn (inclusive of the effect of an update in our standard product costs and exclusive of the impact related to the accounting for open commodity contracts), the per-pound cost of flour, and the per-million cubic foot cost of natural gas, which averaged approximately 10.2 percent, 19.0 percent and 2.8 percent higher, respectively, than the year to date period ended September 30, 2012. During the year to date period ended September 30, 2013, the Company experienced unanticipated operational issues, including incoming power supply interruptions in Atchison, KS, on three different days, which negatively impacted manufacturing output compared to the same period a year ago.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the quarter ended September 30, 2013 increased by $723, or 12.0 percent, compared to the quarter ended September 30, 2012.  This increase was primarily due to bonus accrual over the same period a year ago, as well as increased professional fee expenses related to the dissident shareholder matter, which we did not have in the same period a year ago.
Selling, general and administrative expenses for the year to date period ended September 30, 2013 decreased by $2,665, or 13.3 percent, compared to the year to date period ended September 30, 2012. This decrease was primarily due to a reduction in accruals associated with our incentive program, synergies in the management of the Lawrenceburg plant and a decrease in professional fees. This overall decrease in professional fees was partially offset by increased professional fee accruals for year to date period ended September 30, 2013 related to the dissident shareholder matter.

GAIN ON SALE OF JOINT VENTURE INTEREST

On February 1, 2012, ICP Holdings exercised its option to purchase from the Company an additional 20 percent of the membership interest in ICP.  The sales price was $9,103 and the transaction resulted in a pre-tax gain of $4,055 for the period ended September 30, 2012.

INTEREST EXPENSE

Interest expense for the quarter and year to date periods ended September 30, 2013 increased $43 and $120 respectively, compared to the same periods ended September 30, 2012.  These increases were primarily the result of higher average daily revolving credit facility balance and interest rate thereon compared to the same period a year ago.

EQUITY IN EARNINGS (LOSS) OF JOINT VENTURES

ICP

For the quarter ended September 30, 2013, ICP experienced net loss of $585. With a 30 percent allocation of net loss for the quarter ended September 30, 2013, our portion (including a year-to-date adjustment) of the net loss was $135.  For the quarter ended September 30, 2012, ICP had a loss of $448. As a 30 percent owner, our portion of the loss was $134.

For the year to date periods ended September 30, 2013, ICP had a loss of $3,472. With an 30 percent allocation of net loss for the year to date period ended September 30, 2013, our portion of the net loss was $1,042. For the year to date period ended September 30, 2012, ICP had net income of $311. As a 50 percent owner for the month of January 2012 and a 30 percent owner for the months of February through June 2012, our portion of the net income was $229.

As previously discussed in "--Recent Activities," the ICP Limited Liability Company Agreement provides for a new allocation formula for profit and loss when notice of shutdown is rejected by the other joint venture partner.  From an accounting perspective, we will continue to allocate profit and loss 30 percent to the Company and 70 percent to ICP Holdings in accordance with U.S. generally accepted accounting principles.

D.M. Ingredients, GmbH (“DMI”)

For the quarters ended September 30, 2013 and 2012, DMI had net income of $88 and $7, respectively.  As a 50 percent joint venture holder, our equity in net income (loss) was $44 and $4 for the quarters ended September 30, 2013 and 2012, respectively.

For the year to date periods ended September 30, 2013 and 2012, DMI had net income (loss) of $159 and $(130), respectively. As a 50 percent joint venture holder, our equity in net income (loss) was $80 and $(65) for the year to date periods ended September 30, 2013 and 2012, respectively.

DISCONTINUED OPERATIONS, NET OF TAX

On February 8, 2013, we sold the assets at our bioplastics manufacturing facility in Onaga, Kansas and certain assets of our extruder bio-resin laboratory located in Atchison, Kansas.  The sales price totaled $2,797 and resulted in a net of tax gain of $1,406 that was recognized as discontinued operations in the quarter ended March 31, 2013.

NET INCOME (LOSS)

As the result of the factors outlined above, we experienced a net loss of $6,325 and $4,568 in the quarter and year to date periods ended September 30, 2013, respectively, compared to net income of $418 and $1,444 in the quarter and year to date periods ended September 30, 2012, respectively.

SEGMENT RESULTS

The following is a summary of revenues and pre-tax profit / (loss) attributed to each reportable operating segment for the quarter and year to date periods ended September 30, 2013 and 2012.  For additional information regarding our operating segments, see Note 6. Operating Segments of this Form 10-Q.

	Quarter Ended		Year to Date Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Distillery products
Net Sales	$66,059	$61,513	$200,775	$205,194
Pre-Tax Income/(Loss)	(1,647)	3,513	5,836	9,960
Ingredient solutions
Net Sales	14,112	14,184	44,997	41,852
Pre-Tax Income	1,279	2,184	3,944	4,760
Other
Net Sales	—	410	198	939
Pre-Tax Loss	—	(85)	(90)	(332)

DISTILLERY PRODUCTS

Total distillery products net sales for the quarter ended September 30, 2013 increased $4,546, or 7.4 percent, compared to the quarter ended September 30, 2012.  This increase was primarily attributable to a 7.7 percent increase in sales of high quality food grade alcohol, which was due to a 15.8 percent increase in per unit pricing partially offset by a 6.9 percent decrease in volume compared to the same period a year ago. The volume decrease in our high quality food grade alcohol was primarily driven by a 99 percent reduction in the supply of industrial alcohol from ICP compared to the same period a year ago. Also contributing to the increase in distillery products net sales were increases of $395 and $373 in distillers feed and warehousing revenue, respectively, for the quarter ended September 30, 2013, compared to the quarter ended September 30, 2012. Despite increases in volume in our overall distillery products segment, we experienced a decrease in return on sales which was impacted by the $7,200 unfavorable quarter-versus-quarter cost of sales impact as previously described in "--Cost of Sales." For the quarter ended September 30, 2013, the per-bushel cost of corn averaged approximately 0.1 percent higher (inclusive of the effect of an update in our standard product costs and exclusive of the impact related to the accounting for open commodity contracts) than the quarter ended September 30, 2012.

Total distillery products sales revenue for the year to date period ended September 30, 2013 decreased $4,419, or 2.2 percent, compared to the year to date period ended September 30, 2012. This decrease was primarily attributable to a decrease in sales of high quality food grade alcohol of 6.4 percent, which was due to a 21.2 percent decrease in volume partially offset by a 18.8 percent increase in per unit pricing compared to the same period a year ago. The volume decrease in our high quality food grade alcohol was primarily driven by a 90 percent reduction in the supply of industrial alcohol from ICP compared to the same period a year ago. The decrease in distillery products sales revenue was partially offset by increases of $5,461 and $1,054 in distillers feed and warehousing revenue, respectively, earned at our Indiana Distillery for the year to date period ended September 30, 2013 compared to the prior year to date period. The increase in net sales of distillers feed was due to a 9.2 percent increase in per unit pricing and a 9.0 percent increase in volume compared to the same period a year ago. Despite increases in volume in our overall distillery products segment, we experienced a decrease in return on sales which was impacted by the increase in the cost of natural gas and increases in certain other product costs period-versus-period as previously described in "--Cost of Sales." Our overall distillery segment pricing was out-paced by increased costs for corn, which rose in the wake of last year's drought, as well as increased costs for natural gas. For the year to date period ended September 30, 2013, the per-bushel cost of corn (inclusive of the effect of an update in our standard product costs and exclusive of the impact related to the accounting for open commodity contracts) and the per million cubic foot cost of natural gas averaged 10.2 percent and 2.8 percent higher, respectively, than the year to date period ended September 30, 2012.

INGREDIENT SOLUTIONS

Total ingredient solutions net sales for the quarter ended September 30, 2013 decreased by $72, or 0.5 percent, compared to the quarter ended September 30, 2012.  For the segment as a whole, we saw a 6.5 percent decrease in volume, partially offset by a 6.4 percent increase in average price per unit, including product mix effects. There were no significant sales changes in various product lines. As previously discussed in “-Results of Operations”, our return on sales percentage in the ingredient solutions segment remained the same quarter-versus-quarter due to improved sales mix, despite our pricing increases being outpaced by increased commodity costs. Offsetting this decrease to gross margins were improved mix of sales. Flour costs averaged approximately 13.9 percent higher per pound compared to the same quarter a year ago.

Total ingredient solutions sales revenue for the year to date period ended September 30, 2013 increased by $3,145, or 7.5 percent, compared to the year to date period ended September 30, 2012. Specialty starches saw a 7.3 percent increase in revenues compared to the same period a year ago due to a volume increase along with an increase in per unit pricing. Revenues for specialty proteins for the year to date period ended September 30, 2013 increased 2.2 percent compared to the year to date period ended September 30, 2012 due to an increase in per unit pricing partially offset by a decrease in volume. Commodity protein saw an 931.4 percent increase in revenues compared the same period a year ago due to a significant volume increase partially along with an increase in per unit pricing, as tight market conditions for vital wheat gluten created a temporary selling opportunity. Commodity starch saw an 7.7 percent decrease in revenues compared the same period a year ago due to a volume decrease partially offset an increase in per unit pricing. Revenues for commodity starches and proteins totaled 19.0 percent and 17.2 percent of total segment sales for the year to date periods ended September 30, 2013 and 2012, respectively. While we experienced a period-versus-period increase in our commodity products as a percentage of total segment net sales, our focus remains on the production and commercialization of specialty ingredients, which accounted for over 80% of our sales. Our return on sales percentage in the ingredient solutions segment decreased during the year to date period ended September 30, 2013 compared to the year to date period ended September 30, 2012. This was principally due to higher raw material cost for flour outpacing our pricing increases. Similar to commodity cost pressures experienced in our distillery products segment, the commodity costs in our ingredient solutions segment also increased. Flour costs averaged approximately 19.0 percent higher per pound compared to the same period a year ago.
LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Our principal uses of cash in the ordinary course are for the cost of raw materials and energy used in our production processes, salaries, and capital expenditures.   Generally, during periods when commodities prices are rising, our operations require increased use of cash to support inventory levels.  Our principal sources of cash are product sales and borrowing on our revolving credit facility. At September 30, 2013 and December 31, 2012, our cash balance was $0, and we have used our revolving credit facility for liquidity purposes, with $19,463 remaining for additional borrowings at September 30, 2013. Historically, we also have used cash for acquisitions and received cash from investment or asset dispositions and tax refunds.

On February 8, 2013, we sold our bioplastics manufacturing business for $2,797.

On February 1, 2012, we sold a 20 percent interest in ICP to ICP Holdings for $9,103.  The sale resulted when ICP Holdings exercised an option it acquired from the Company when ICP Holdings purchased its existing interest in ICP in 2009.

As we purchase corn for future delivery under grain supply agreements, we no longer have any open corn futures or options at September 30, 2013 and our need for restricted cash is minimal.

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

We expect $8,000 to $10,000 in routine capital expenditures over the twelve month period ending September 30, 2014 related to other improvements in and replacements of existing plant and equipment and information technology.  As of September 30, 2013, we had contracts to acquire approximately $842 of capital assets.

We expect our sources of cash to be adequate to provide for budgeted capital expenditures and anticipated operating requirements.

The following table is presented as a measure of our liquidity and financial condition:

	September 30, 2013	December 31, 2012
Cash and cash equivalents	$—	$—
Working capital	47,501	48,320
Credit facility, notes payable and long-term debt outstanding	30,430	32,744
Amounts available under lines of credit	19,463	18,381
Stockholders’ equity	81,462	86,827

	Year to Date Periods
	September 30, 2013	September 30, 2012
Depreciation and amortization	$8,955	$8,680
Capital expenditures	(3,571)	(7,712)
Cash flows from operations	4,004	(7,453)

CASH FLOW INFORMATION

Summary cash flow information follows for the year to date periods ended ended September 30, 2013 and 2012, respectively:

	Year to Date Periods
	September 30, 2013	September 30, 2012
Cash flows provided by (used for):
Operating activities	$4,004	$(7,453)
Investing activities	(774)	4,106
Financing activities	(3,230)	2,964
Decrease in cash and cash equivalents	—	$(383)
Cash and cash equivalents at beginning of year	—	383
Cash and cash equivalents at end of period	$—	$—

During the year to date period ended September 30, 2013, our consolidated cash remained $0 compared to the year to date period ended September 30, 2012, in which there was a $383 decrease.  Increased operating cash flow resulted primarily from a decrease in receivables, a smaller period-versus-period increase in inventory and a smaller period-versus-period decrease in accounts payable. These increases to operating cash flow were partially offset by a period-versus-period change in the derivative valuation, a decrease in restricted cash and a decrease in net income (after giving effect to non-cash gains of $1,453 and $4,055 in the periods September 30, 2013 and 2012, respectively, and equity in loss of $962 for the year to date period ended September 30, 2013 compared to equity earnings of $164 for the year to date period ended September 30, 2012). Cash outflows related to capital expenditures during the year to date period ended September 30, 2013 decreased compared to the year to date period ended September 30, 2012, and proceeds from the disposition of property decreased (including sales of bioplastics manufacturing business in the year to date period ended September 30, 2013 and our sale of a 20 percent interest in ICP for the year to date period ended September 30, 2012) decreased.  During the year to date period ended September 30, 2013, net debt declined by $2,314 as compared to the year to date period ended September 30, 2012, in which borrowings on debt exceeded payments on debt by $3,978.

Operating Cash Flows.  Summary operating cash flow information for the year to date periods ended September 30, 2013 and 2012, respectively, is as follows:

	Year to Date Period Ended
	September 30, 2013	September 30, 2012
Cash Flows from Operating Activities
Net income (loss)	$(4,568)	$1,444
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,955	8,680
Gain on sale of bioplastics manufacturing business	(1,453)	—
Gain on sale of joint venture interest	—	(4,055)
Loss on sale of assets	—	(841)
Share based compensation	970	628
Equity in (earnings) loss	962	(164)
Changes in operating assets and liabilities:
Restricted cash	12	7,476
Receivables, net	3,529	(2,490)
Inventory	(342)	(3,423)
Prepaid expenses	(541)	(621)
Refundable income taxes	16	152
Accounts payable	(509)	(8,031)
Accounts payable to affiliate, net	(3,491)	(3,595)
Accrued expenses	1,478	1,311
Change in derivatives	—	(2,492)
Deferred credit	(340)	(448)
Accrued retirement health and life insurance benefits and other noncurrent liabilities	(680)	(826)
Net cash provided by (used in) operating activities	$4,004	$(7,453)

Cash flow from operations for the year to date period ended September 30, 2013 improved $11,457 to $4,004, from a use of cash by operations of $(7,453) for the year to date period ended September 30, 2012.  This improvement in operating cash flow was primarily the result of a decrease in receivables, a smaller period-versus-period increase in inventory and smaller period-versus-period decrease in accounts payable. Receivables decreased $3,529 for the year to date period ended September 30, 2013 compared to an increase of $2,490 for the year to date period ended September 30, 2012.  The decrease in receivables was due to the timing of cash receipts and a reduction in volumes, especially related to reduced 2013 sales activity sourced from ICP.  The increase in receivables at September 30, 2012 was directly related to our acquisition of the Indiana Distillery on December 27, 2011, which caused an increase in sales and associated receivables.  Inventory increased $342 for the year to date period ended September 30, 2013 compared to an increase of $3,423 for the year to date period ended September 30, 2012, with a resulting change primarily due to timing of cash disbursements. Accounts payable decreased $509 for year to date period ended September 30, 2013 compared to a decrease of $8,031 for the year to date period ended September 30, 2012, with a resulting change due primarily to timing of cash disbursements.

The above factors, which served to increase operating cash flow, were partially offset by decrease in net income (after giving effect to non-cash gains of $1,453 and $4,055 in the periods September 30, 2013 and 2012, respectively, and equity in loss of $962 for the year to date period ended September 30, 2013 compared to equity earnings of $164 for the year to date period ended September 30, 2012) and a reduction in restricted cash. For the year to date period ended September 30, 2013, our pledge requirement decreased $12, given that we no longer have any open market positions.  This compares to an decrease in the pledge requirement of $7,476 for the year to date period ended September 30, 2012.

Investing Cash Flows.  Net investing cash flow for the year to date period ended September 30, 2013 was $(774) compared to $4,106 for the year to date period ended September 30, 2012.  During the year to date period ended September 30, 2013, we received proceeds of $2,797 from the sale of our bioplastics manufacturing business and we made capital investments of $3,571. During the year to date period ended September 30, 2012, we received proceeds from the disposition of property and equipment of $3,215, and we also received proceeds of $9,103 related to the sale of a 20 percent interest in ICP.  During the year to date period ended September 30, 2012, we made capital investments of $7,712 and we we also made a $500 expenditure to fund our portion of the capital improvements at ICP.

Financing Cash Flows.  Net financing cash flow for the year to date period ended September 30, 2013 was $(3,230) thousand compared to $2,964 for the year to date period ended September 30, 2012, for a net decrease in financing cash flow of $6,194.  During the year to date period ended September 30, 2013, we had net payments of $1,026 under our operating line of credit compared to net borrowings of $5,226 for the year to date period ended September 30, 2012.  Our payments on long-term debt totaled $1,288 for the year to date period ended September 30, 2013 compared to payments of $1,248 for the year to date period ended September 30, 2012.

CAPITAL EXPENDITURES

For the year to date period ended September 30, 2013, we made $4,909 of capital investments, of which $3,571 was a use of cash and $1,338 remained payable at September 30, 2013.  The capital investments related primarily to facility improvements and upgrades.

LINE OF CREDIT

On November 2, 2012, we entered into an Amended and Restated Credit Agreement, and ancillary documents with Wells Fargo (the “Credit Agreement”).

The amount of borrowings which we may make is subject to borrowing base limitations.  As of September 30, 2013, our outstanding borrowings under this facility were $24,867, leaving $19,463 available for additional borrowings after giving effect to a $2,000 outstanding letter of credit that we have with one of our vendors.

As of and for the year to date period ended September 30, 2013, we are in compliance with the Credit Agreement’s financial covenants and other restrictions.

WORKING CAPITAL

COMPARISON TO DECEMBER 31, 2012

Our working capital decreased $819 from December 31, 2012 to September 30, 2013.  This decrease was primarily the result of decreases in receivables and an increase in accrued expenses and accounts payable. These decreases to working capital were partially offset by increases in deferred tax assets, and a decrease in accounts payable to affiliate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide Item 3 disclosure in this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES.

(a)           Evaluation of disclosure controls and procedures.

As of the end of the quarter ended September 30, 2013, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)           Changes in Internal Controls.

There has been no change in the Company’s internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Reference is made to Part I, Item 3, Legal Proceedings of our Report on Form 10-K for the year ended December 31, 2012 and Note 4. Commitments and Contingencies for information on certain proceedings to which we are subject.
On June 14, 2013, the Company filed a petition for declaratory judgment in the District Court of Johnson County, Kansas, against Richard B. Cray, Thomas Cray, Cloud L. Cray Jr., Karen Seaberg, Laidacker M. Seaberg, and Timothy Newkirk, as co-trustees of either MGP Ingredients Inc. Voting Trust or the Cray Family Trust. The Company has requested a declaratory judgment determining the parties’ legal rights and obligations in the context of proxies for the Annual Meeting and the status of the Voting Trust. The petition alleges that the co-trustees may be unqualified to serve as co-trustees and asks the Court to resolve the resulting controversy. The defendants filed a Motion to Dismiss on August 1, 2013. On October 2, 2013, the Court dismissed all allegations by the Company and Mr. Newkirk to the extent they implicate any standing to challenge the conduct of the Voting Trust directly. On October 16, 2013, the Company filed a motion to amend the October 2, 2013 order on defendants’ motion to dismiss in order to include findings allowing interlocutory appeal, or, in the alternative, to enter a journal entry of final judgment as to petitioner. The Hearing is set for November 18, 2013. On October 21, 2013, the defendants filed a motion for summary judgment on the cross-claim of Mr. Newkirk, as well as a motion to dismiss cross-claim of Mr. Newkirk for lack of standing and subject matter jurisdiction due to termination of the trusts. Hearing date for these two motions is December 3, 2013. In its additional definitive proxy soliciting materials filed on October 18, 2013, the Cray Group disclosed that on September 26, 2013, a majority of the trustees of the Cray Family Trust took action to terminate the Cray Family Trust and to distribute its assets upon termination to the three beneficial owners, The Foundation of the Atchison Family YMCA (the “YMCA”), the University of Kansas Endowment Association and Cloud L. Cray, Jr. In connection with the termination of the Cray Family Trust, on September 23, 2013, Karen Seaberg entered into an option to purchase the Voting Trust Certificates distributed to the YMCA and exercised the option on October 16, 2013.
On July 10, 2013, Cloud L. Cray, Jr. and Karen Seaberg filed a petition for inspection of corporate records pursuant to K.S.A. §17-6510 by a shareholder in the District Court of Atchison County. The plaintiffs as shareholders of the Company made demand to inspect corporate records pursuant to K.S.A §17-6510. The Company did not produce some of the records requested by the plaintiffs. The plaintiffs filed the petition to compel the production of the remaining records. On July 26, 2013, the Atchison County District Court granted the plaintiffs’ petition and ordered the Company to produce the remaining records. The Company complied with the Court order. The Court also ordered the plaintiffs to submit their request for attorney fees and expenses. A separate hearing will be held to determine whether the plaintiffs should be awarded attorney fees and expenses in connection with the request of corporate records. This amount has not been reflected in the Company’s financial statements as the amount of plaintiff attorney fees is estimated to be immaterial to the Company’s financial statements.
On July 11, 2013, Cloud L. Cray, Jr. and Karen Seaberg filed a petition for an order requiring the Company to conduct the Annual Meeting in the District Court of Atchison County, Kansas. On July 26, 2013, the Atchison County District Court granted the plaintiffs’ petition and ordered the Company to hold the Annual Meeting on or before August 26, 2013 at 9 a.m. The Court also ordered the plaintiffs to submit their request for attorney fees and expenses. A separate hearing will be held to determine whether the plaintiffs should be awarded attorney fees and expenses in connection with the litigation concerning the holding of our Annual Meeting. This amount has not been reflected in the Company’s financial statements as the amount of plaintiff attorney fees is estimated to be immaterial to the Company’s financial statements. On August 1, 2013, the Company and the defendants filed separate motions to amend and or modify the July 26 Order with respect to the record date and after a telephone hearing on August 2, the Court ordered that the Annual Meeting was to reconvene on or before August 26, 2013.
On August 1, 2013, Cloud L. Cray, Jr. and Karen Seaberg filed a petition against the Company and the Board of Directors, for a temporary injunction pursuant to K.S.A. § 60-901 et seq. requesting the Court to enter a temporary injunction (i) prohibiting the Company and the board members from continuing to utilize, meet as, or act as the Special Committee that was appointed on May 23, 2013; (ii) prohibiting defendants from excluding plaintiffs from discussions and deliberations of the Special Committee or any other committee concerning any review of strategic alternatives for the Company on which plaintiffs have no conflict of interest; (iii) prohibiting defendants from refusing to provide plaintiffs with all information conveyed to other directors through or by the Special Committee about the exploration of strategic alternatives for the Company; and (iv) requiring defendants to immediately provide to plaintiffs all past, present and future information conveyed to other directors through or by the Special Committee about the exploration of strategic alternatives for the Company. After a hearing on August 13, 2013 and on August 20, 2013, the Court denied in part and granted in part the plaintiff’s petition. After negotiations between the parties, the parties agreed to continue with the injunction in place and stay the matter for 180 days.  At the conclusion of the 180 day period, the parties will advise the Court if any additional proceedings are necessary.

On August 9, 2013, the Company appealed the July 26 Order in Kansas Court of Appeals. On August 22, 2013, the Appeals Court granted the motion in part for a 60-day stay for the Annual Meeting. Following the dismissal on October 2, 2013 of the Company in the District Court of Johnson County case, the Appeals Court granted the motion to discontinue the stay after October 21, 2013.
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
The proxy contest initiated by a dissident shareholder group has the potential to adversely affect our business, operations and profitability, as well as the rights of common stockholders.
In connection with our 2013 Annual Meeting of Stockholders, the Company is engaged in a proxy contest with an activist stockholder group comprised of Karen Seaberg, Laidacker M. Seaberg, Cloud L. Cray, Jr., Cray Family Management LLC, and Cray MGP Holdings LP (the “Cray Group”). The Cray Group is proposing to: (1) elect as directors the Cray Group’s own nominees, (2) amend the Company’s Bylaws to provide for confidential voting at the stockholder meetings; (3) amend the Company’s Articles of Incorporation to de-stagger the Board, which would have the effect of requiring the annual election of all directors, and to allow any director to be removed with or without cause; (4) amend the Company’s Bylaws to permit stockholders holding 10% or more of the outstanding common stock or outstanding preferred stock to call a special meeting of stockholders; (5) amend the Company’s Bylaws to require that any vacancies on the Board be filled only by the stockholders and not by the Board; and (6) repeal any provisions of or amendments to the Bylaws adopted by the Board without stockholder approval after April 3, 2013 and on or before the date of the reconvened 2013 Annual Meeting. The Cray Group has advocated for the removal of the Company’s Chief Executive Officer, Chairman of the Board and Chairman of the Audit Committee. On July 26, the Atchison (KS) County court ruled that the Company must hold its annual meeting on or before August 26, 2013. On August 22, 2013, the Kansas Court of Appeals stayed the annual meeting for 60 days. On October 15, 2013, the Court of Appeals discontinued the stay after October 21, 2013.
Court orders in the various legal proceedings involving the Company and the Cray Group allowed for consideration of payment of the Cray Group’s legal costs in connection with the legal proceedings. These amounts have not been reflected in the Company’s financial statements as the amount of the legal costs is estimated to be immaterial to the Company’s financial statements.
The Company’s business, operating results or financial condition could be adversely affected by the proxy contest because, among other things:

•
Considering and responding to the proxy contest is costly and time-consuming, and a significant distraction for the Company’s Board, management and employees. Increased expense for legal fees, insurance, administrative and associated costs incurred in connection with responding to proxy contests and any related litigation are substantial;

•
Uncertainties as to the Company’s future direction, ability to execute, or changes to the composition of the Board or senior management team may result in the loss of potential business opportunities, and could make it more difficult to attract, retain or motivate qualified personnel;

•	Such potential uncertainties or changes may also be exploited by our competitors or cause concern to our current or potential customers and suppliers;

•
If the Cray Group’s nominees are elected to the Company’s Board of Directors and the Company’s Chief Executive Officer or other senior executives are removed, it may reduce or delay the Company’s ability to effectively execute its business strategy and to implement new strategies;

•
The actions taken by the Cray Group have created an environment conducive to litigation, which serves as a further distraction to the Company’s management and employees and requires the Company to incur significant costs.

In addition, the future trading price of the Company’s common stock could be subject to fluctuation based on the uncertainties above, the outcome of the proxy contest, or a threat of future stockholder activism.

If the Cray Group is unsuccessful in its proxy contest, it or other stockholders may pursue similar goals at the Company’s future stockholder or Board of Director meetings, or by means of a proxy contest, which could result in adverse effects similar to those described above.
The litigation launched by the Company against the co-trustees of the MGP Ingredients Inc. Voting Trust and Cray Family Trust and the litigation launched by Cloud L. Cray, Jr. and Karen Seaberg against the Company may be costly and time-consuming and may have an unpredictable effect on the annual meeting.
On June 14, 2013, the Company filed a petition for declaratory judgment in the District Court of Johnson County, Kansas, against Richard B. Cray, Karen Seaberg, Laidacker M. Seaberg, Thomas Cray, Cloud L. Cray Jr. and Timothy Newkirk, in various capacities as co-trustees or purported co-trustees of either the MGP Ingredients, Inc. Voting Trust or the Cray Family Trust. The Company requested a declaratory judgment determining the parties’ legal rights and obligations in the context of proxies for the 2013 Annual Meeting and the status of the Voting Trust. Two of the Company’s directors and its Chief Executive Officer are respondents in the litigation, which may cause concern of confusion among the Company’s partners, employees, and stockholders. The litigation may be costly and time-consuming. The outcome of the litigation may affect how and when the 2013 Annual Meeting is conducted, the voting procedures at the meeting, and how the Company’s preferred stock is voted. The uncertainty of the outcome or effects of the litigation may cause the trading price of the Company’s common stock to fluctuate.
On July 11, 2013, Cloud L. Cray, Jr. and Karen Seaberg filed a petition for an order requiring the Company to conduct the Annual Meeting on or before August 12, 2013 in the District Court of Atchison County, Kansas. On July 26, 2013, the Atchison County District Court granted the plaintiffs’ petition and ordered the Company to hold the Annual Meeting on or before August 26, 2013 at 9 a.m. The Court of Appeals stayed the Annual Meeting for 60 days, but on October 15, 2013, granted the motion to discontinue the stay after October 21, 2013. The development and the outcome of this litigation may affect how and when the 2013 Annual Meeting is conducted. The litigation may be costly and time-consuming, and the uncertainty of its outcome or effects may cause the trading price of the Company’s common stock to fluctuate.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no sale of equity securities during the quarter ended September 30, 2013.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 through July 30, 2013	—				—	$—
August 1, 2013 through August 31, 2013	—				—
September 1, 2013 through September 30, 2013	—	(1)	$—	(1)	—
Total	—				—

(1)	Aggregate number of shares repurchased to satisfy withholding tax obligations under restricted stock that vested during the month.

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
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2013, and December 31, 2012, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine months and year to date ended September 30, 2013, and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013, and 2012, (iv) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (v) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date:	November 13, 2013	By	/s/ Timothy W. Newkirk
Timothy W. Newkirk, President and Chief Executive Officer

Date:	November 13, 2013	By	/s/ Don Tracy
Don Tracy Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
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
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2013, and December 31, 2012, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine months and year to date ended September 30, 2013, and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013, and 2012, (iv) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (v) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith