Form 10-K
period 2013-12-31
MGP INGREDIENTS INC
filed 2014-03-13
CIK 835011

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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

Large accelerated filer ___    Accelerated filer  ___   Non-accelerated filer  ___   Smaller reporting company  X

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ___ No    X

The aggregate market value of common equity held by non-affiliates, computed by reference to the last sales price as reported by NASDAQ on June 28, 2013, was $71,671,444.

The number of shares of the registrant’s common stock outstanding as of March 5, 2014 was 17,672,814.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference:

(1)
Portions of the MGP Ingredients, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2014 are incorporated by reference into Part III of this report to the extent set forth herein.

CONTENTS PAGE

The calculation of the aggregate market value of the Common Stock held by non-affiliates is based on the assumption that affiliates include directors and executive officers. Such assumption does not constitute an admission by the Company or any director or executive officer that any director or executive officer is an affiliate of the Company.

ii

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as well as historical information.  All statements, other than statements of historical facts, included in this Annual Report on Form 10-K regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements.  In addition, forward-looking statements are usually identified by or are associated with such words as “intend,” “plan”, “believe,” “estimate,” “expect,” “anticipate,” “hopeful,” “should,” “may,” “will”, “could”, “encouraged”, “opportunities”, “potential” and/or the negatives of these terms or variations of them or similar terminology.  They reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance.  All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement.  Important factors that could cause actual results to differ materially from our expectations include, among others: (i) disruptions in operations at our Atchison facility or Indiana plant,  (ii) the availability and cost of grain and fluctuations in energy costs, (iii) the effectiveness of our corn purchasing program to mitigate our exposure to commodity price fluctuations, (iv) the competitive environment and related market conditions, (v) the ability to effectively pass raw material price increases on to customers, (vi) the viability of the Illinois Corn Processing, LLC (“ICP”) joint venture and its ability to obtain financing, (vii) our ability to maintain compliance with all applicable loan agreement covenants, (viii) our ability to realize operating efficiencies, (ix) potential adverse effects to the management of our business operations and our profitability in the wake of the dismissed litigation related to the proxy contest and related matters, and the termination of our CEO, (x) actions of governments, (xi) and consumer tastes and preferences.  For further information on these and other risks and uncertainties that may affect our business, see Item 1A. Risk Factors.

METHOD OF PRESENTATION

All amounts in this report, except for share, par values, bushels, gallons, pounds, mmbtu, per share, per bushel, per gallon and percentage amounts, are shown in thousands.

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

MGP Ingredients, Inc. (“Registrant” or “Company”) is a Kansas corporation headquartered in Atchison, Kansas.  It was incorporated in 2011 and is a holding company with no operations of its own.  Its principal directly-owned operating subsidiaries are MGPI Processing, Inc. (“Processing”) and MGPI of Indiana, LLC (“MGPI-I”).  Processing was incorporated in Kansas in 1957 and is the successor to a business founded in 1941 by Cloud L. Cray, Sr.  Prior to the Reorganization (discussed below), Processing was named MGP Ingredients, Inc.  MGPI-I acquired substantially all the beverage alcohol distillery assets of Lawrenceburg Distillers Indiana, LLC (“LDI”) at its Lawrenceburg and Greendale, Indiana distillery (“Indiana plant”) on December 27, 2011.

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

GENERAL INFORMATION

We produce certain distillery and ingredient products which are derived from corn, rye and barley, and wheat flour, respectively, primarily to serve the packaged goods industry.  As of December 31, 2013, we had three reportable segments:  distillery products, ingredient solutions and other.  Effective February 8, 2013, we sold all assets included in our other segment. This transaction resulted in a net-of-tax gain of $878 that was recognized as a gain on sale of discontinued operations for the year ended December 31, 2013. The remaining income statement activity for the year ended December 31, 2013 and 2012 are not presented as discontinued operations due to their immateriality relative to the consolidated financial statements as a whole. This transaction is further described in in Note 11: Operating Segments.

Our distillery products segment consists primarily of food grade alcohol, and to a much lesser extent, fuel grade alcohol and distillers feed, which are co-products of our distillery operations.  The ingredient solutions segment products primarily consist of specialty starches, specialty proteins, commodity starches and commodity vital wheat gluten.  Included in the other segment products were plant-based biopolymers and wood-based composite resins manufactured through the further processing of certain of our starches and proteins and wood particles. The other segment had no sales since February 8, 2013.

We purchase corn, which we use in our distillery operations, primarily from a single supplier, Bunge.  We purchase rye and barley from other suppliers. We purchase wheat flour, the principal raw material used in the manufacture of our protein and starch products at our Atchison facility, from ConAgra Mills.   We process flour with water to extract vital wheat gluten, the basic protein component of flour, which we use primarily to process into specialty wheat proteins with increased protein levels and/or enhanced functional characteristics.  Most wheat protein products are dried into powder and sold in packaged or bulk form.  We further process the starch slurry resulting from the extraction of the protein component to extract premium wheat starch.  A portion of wheat starch is processed into specialty starches, a portion is sold as commodity starch, all of which is dried into powder and sold in packaged or bulk form.  We mix the remaining starch slurry with corn and water and then cook, ferment and distill it into alcohol.  We dry the residue of the distilling operations and sell it as a high protein additive for animal feed.  At our Indiana plant, we produce customized and premium grade corn and rye whiskeys, bourbon, gin, grain neutral spirits and distillers feed.

The principal location at which we made our products as of December 31, 2013 was our plant located in Atchison, Kansas. We operate an Indiana plant, which we acquired on December 27, 2011, when we acquired substantially all the assets used by LDI in its beverage alcohol distillery business (“Distillery Business” or "Indiana Distillery Business").  We also operated a facility in Onaga, Kansas for the production of plant-based biopolymers and wood composite resin until February 8, 2013, when we sold this facility.  Our line of textured wheat proteins are currently produced through a toll manufacturing arrangement at a facility in the Netherlands.  In November 2009, we entered into a joint venture with a SEACOR affiliate, Illinois Corn Processing Holdings LLC (“ICP Holdings”), to reactivate distillery operations at the facility in Pekin, Illinois.  This facility is now owned and operated by a non-consolidated joint venture entity named ICP, which reactivated the plant in the quarter ended March 31, 2010.  We own 30% of the equity interests of ICP.  ICP produces food grade alcohol for beverage and industrial applications, which is sold to us and other customers, and fuel grade alcohol and chemical intermediates, which are marketed separately by ICP.

FINANCIAL INFORMATION ABOUT SEGMENTS

Note 11: Operating Segments of our Notes to Consolidated Financial Statements set forth in Item 8 of this report, which is incorporated herein by reference, includes information about sales, depreciation and amortization, income (loss) from continuing operations before income taxes for the years ended December 31, 2013 and 2012, by reportable segment.  Information about sales to external customers and assets located in foreign countries is included.  Information about identifiable assets is included as of December 31, 2013 and 2012.

BUSINESS STRATEGY

Our strategy is focused on the development and marketing of wheat-based specialty protein and starch products and high quality food grade alcohol.  We seek to add value to our customers’ major branded packaged goods products by providing product solutions across a range of food and beverage applications, as well as certain non-food product applications, that can ultimately benefit the consumer. Over the years we have restructured our business and modified our product portfolio to emphasize a greater mix of higher margin, value-added products, principally specialty food ingredients and high quality food grade alcohol.  At the same time, we have taken measures to significantly reduce our production and marketing of lower and negative margin, commodity type products.  Through these strategies, we seek to deliver strong profit margins and high returns on capital over time.

We have prioritized strengthening our overall operational capabilities and effectiveness through ongoing continuous improvement projects.  Simultaneously, we are boosting our efforts to place greater focus on supply chain management and customer service practices. In 2014, part of our strategy is to make our cost structure more competitive, through the aforementioned areas of supply chain management and plant efficiencies, as well as reducing administrative overhead. The potential savings generated will be redeployed to support marketing and new product innovation.

In the distillery segment, we have positioned the Company to serve the major spirits marketers as well as the growing base of independent craft distillers.  This typically means selling a mix of newly produced distillate and product aged in barrels. Some of our products compete on price and value in highly competitive market segments, while others are sold on the basis of high quality, taste, performance, and other key criteria. Customer service is an important part of our value equation. For the coming year we look for sales growth to be driven by products from our Indiana plant, including new customer grain mixtures, known as mash bills, and from our ICP joint venture.

We continue to be a leading company in the food grade alcohol industry and maintain highly efficient alcohol production operations.  We have been in the food grade alcohol business since the Company’s founding in 1941.  The majority of our Atchison distillery’s capacity has been dedicated to the production of high quality, high purity food grade alcohol for beverage and industrial applications, and we provide our customers with what we believe is among the highest quality, high purity alcohol in the world.  We produce only a minimal amount of fuel grade alcohol as a co-product of our food grade production activities.  The Indiana plant’s capacity is dedicated to the production of high quality, high purity food grade alcohol.  Our former Pekin plant is now owned and operated by a joint venture, ICP, which produces food grade alcohol, which is sold to us and other customers, and lower grade alcohol products, which are marketed separately by ICP.

In the ingredients segment, we hope to benefit from health and wellness lifestyle trends in the food area. We also continue to concentrate on specific, highly functional ingredient solutions for our customers.  We are concentrating our production and marketing efforts on supplying a core base of loyal customers with an array of high quality, premium ingredients that address nutritional, functional, sensory and convenience issues and that can help build value while making more efficient use of our existing capacities.

PRODUCT SALES

The following table shows our net sales from continuing operations by each class of similar products, during the years ended December 31, 2013 and 2012 , and such net sales as a percent of total net sales.

	PRODUCT GROUP SALES
	Year Ended December 31,
	2013		2012
Distillery Products:	Amount	%	Amount	%
Food grade alcohol	$208,695	64.6%	$224,323	67.1%
Distillers feed and related co- products	43,513	13.5%	40,739	12.2%
Fuel grade alcohol	8,026	2.5%	9,073	2.7%
Warehouse revenue	3,864	1.1%	2,555	0.8%
Total Distillery Products	$264,098	81.7%	$276,690	82.8%

Ingredient Solutions:
Specialty wheat starches	$27,820	8.6%	$26,393	7.9%
Specialty wheat proteins	20,086	6.2%	19,947	6.0%
Commodity wheat starch	8,509	2.6%	9,027	2.7%
Vital wheat gluten	2,552	0.8%	1,121	0.3%
Total Ingredient Solutions	$58,967	18.2%	$56,488	16.9%

Other Products:	$199	0.1%	$1,157	0.3%
Net Sales	$323,264	100.0%	$334,335	100.0%

Substantially all of our sales are made directly or through distributors to manufacturers and processors of finished packaged goods or to bakeries.  Sales to our customers purchasing food grade alcohol are made primarily on a spot, monthly, or quarterly basis with some annual contracts, depending on the customer’s needs and market conditions.  Customers who purchase unaged whiskey or bourbon may also enter into separate warehouse service agreements with us, allowing the product to age.  As part of our acquisition of the Indiana Distillery Business, we assumed certain multi-year contracts to supply distilled products and certain contracts to provide barreling and warehousing services, which typically are also multi-year contracts.  Sales of fuel grade alcohol are made on the spot market.  Contracts with distributors may be for multi-year terms with periodic review of pricing.  Contracts with ingredients customers are generally price and term agreements which are fixed for three or six month periods, with very few agreements of twelve months duration or more.  During the year ended December 31, 2013, our five largest distillery products customers combined accounted for 24.8% of our consolidated net sales, and our five largest ingredients solutions customers combined accounted for 12.7% of our consolidated net sales.

DISTILLERY PRODUCTS SEGMENT

Our Atchison plant processes corn, mixed with starch slurry from the wheat starch and protein processing operations, into food grade alcohol and distillery co-products such as fuel grade alcohol and distillers feed.  Our Indiana plant processes corn, rye and barley into food grade alcohol (primarily beverage alcohol) and distillers feed (commonly called dried distillers grain in the industry).

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

Historically, the Pekin plant had been principally dedicated to the production of fuel grade alcohol.  On November 20, 2009, we completed a series of transactions whereby we contributed our former Pekin plant to a newly-formed company, ICP, and then sold 50% of the membership interest in this company to ICP Holdings, an affiliate of SEACOR.  ICP reactivated distillery operations at the Pekin facility during the quarter ended March 31, 2010. On February 1, 2012, ICP Holdings exercised an option to acquire an additional 20% interest in ICP from us for $9,103.

In December 2011, we acquired substantially all the assets used by LDI in its beverage alcohol distillery business at the Indiana plant, where we now produce premium bourbon, corn and rye whiskeys, gin, grain neutral spirits and distillers feed.

Both bourbon and whiskey are typically aged in wooden barrels from two to four years. As a part of our strategy, we produce certain volumes of bourbon and whiskey that are in addition to current customer demand.  This product is barreled and included in our inventory.  Our goal is to maintain inventory levels for whiskey and bourbon sufficient to satisfy anticipated future purchase orders in the wholesale market, taking into account the possibility of buying additional aged product in the market.  Production schedules are adjusted from time to time to bring inventories into balance with estimated future demand.

Food Grade Alcohol.  The majority of our alcohol plant capacities are dedicated to the production of high quality, high purity food grade alcohol for beverage and industrial applications.    State-of-the-art equipment was installed in 2004 that improved alcohol production efficiencies at the Atchison plant.

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

Significant customer consolidation has occurred in the beverage alcohol industry at the customer level over the past two decades.  As these consolidations have come about, we have maintained a strong and steady presence in the market due to longstanding relationships with customers and our reputation for producing very high quality, high purity alcohol products.  We believe our presence in the market and strong reputation has improved with our acquisition of the Indiana Distillery Business.

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

Distillers Feed, related Co-Products and By-Products.  The bulk alcohol co-products sales in the year ended December 31, 2013 consisted of distillers feed and fuel grade alcohol. Distillers feed is principally derived from the residue of corn from alcohol processing operations.  The residue is dried and sold primarily to processors of animal feeds as a high protein additive.  We compete with other distillers of alcohol as well as a number of other producers of animal food additives in the sale of distillers feed.  We produce corn oil as a value-added co-product through a corn oil extraction process in dry-grind ethanol plants. We produce fuel grade alcohol as a co-product of our food grade alcohol business at our distillery in Atchison.  Although we historically retained some additional exposure to the volatility of the fuel alcohol market through our investment in ICP in Pekin, Illinois, we had an opportunity to participate when the economics of that market were good, while limiting the exposure to bad markets had we operated the Pekin facility ourselves.

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

To encourage the production of fuel grade alcohol for use in gasoline, the Federal government and various states have enacted tax and other incentives designed to make fuel grade alcohol competitive with gasoline and gasoline additives.  Under the Internal Revenue Code, and until the end of the 2011 calendar year, gasoline that was blended with fuel grade alcohol provided sellers of the blend with certain credits or payments which amounted to $0.45 per gallon for calendar year 2011.  Although these benefits have not been directly available to us, they were intended to permit us to sell our fuel grade alcohol at prices which generally are competitive with less expensive additives and gasoline.  The expiration of these credits, along with the $0.54 per gallon of fuel alcohol import tariff which expired on December 31, 2011, caused margins during 2012 to dampen.  Fuel grade alcohol sales volumes were supported by favorable gasoline blending economics in the U.S.  However, excess industry production of fuel grade alcohol, together with reduced U.S. fuel grade alcohol demand, have negatively impacted margins.

Major market participants in the fuel grade alcohol market include Poet Biorefining, Archer-Daniels-Midland Company and Valero Energy Corporation, which together account for approximately a third of the total production capacity.  We and our joint venture, ICP, compete with other producers of fuel grade alcohol on the basis of price and delivery costs.

Warehouse revenue. Customers who purchase unaged whiskey or bourbon may also enter into separate warehouse service agreements with us, which include services for barrel put away, barrel storage and barrel retrieval. Revenue from warehousing services is recognized upon providing the service and/or over the passage of time, as in the case of storage fees.

INGREDIENT SOLUTIONS SEGMENT

Our ingredient solutions segment consists primarily of specialty wheat starches, specialty wheat proteins, commodity wheat starch and vital wheat gluten.

In recent years, our specialty wheat starches and proteins have accounted for a sizable share of our total sales in this segment as a result of our business strategy of focusing on higher margin products.  Our results were generated, in part, on the following factors:  partnerships with customers on product development, capacity to produce these products, and increased marketing efforts that have resulted in greater customer recognition. We use an on-line Customer Relationship Management (“CRM”) solution system to improve our ability to develop new sales of our product lines.  Our commercialization functions are focused on increasing sales of our specialty products to the largest and most innovative producers of consumer packaged goods in the United States.  Future margin growth will depend on executing these strategies.

Specialty Wheat Starches.  Wheat starch constitutes the carbohydrate-bearing portion of wheat flour.  We produce a premium wheat starch powder by extracting the starch from the starch slurry, substantially free of all impurities and fibers, and then drying the starch in spray, flash or drum dryers.    Premium wheat starch differs from low grade or B wheat starches, which are extracted along with impurities and fibers and are used primarily as a binding agent for industrial applications.  We do not sell low grade or B starches.  Premium wheat starch differs from corn starch in its granular structure, color, granular size and name identification.

A substantial portion of our premium wheat starch is altered during processing to produce certain unique specialty wheat starches designed for special applications.  Our strategy is to market our specialty wheat starches in market niches where the unique characteristics of these starches are better suited to a customer’s requirements for a specific use.  We have developed a number of specialty wheat starches, and continue to explore the development of additional starch products with the view to increasing sales of value-added specialty starches.  We produce our Fibersym® resistant starch, which has become one of our more popular specialty starches, using a patented technology referred to below under Patents.  We sell our specialty starches on a nationwide basis, primarily to food processors and distributors.

Our specialty wheat starches are used primarily for food applications as an ingredient in a variety of food products to affect their nutritional profile, appearance, texture, tenderness, taste, palatability, cooking temperature, stability, viscosity, binding and freeze-thaw characteristics.  Important physical properties contributed by wheat starch include whiteness, clean flavor, viscosity and texture.  For example, our starches are used to improve the taste and texture of cream puffs, éclairs, puddings, pie fillings, breading and batters; to improve the size, symmetry and taste of angel food cakes; to alter the viscosity of soups, sauces and gravies; to improve the freeze-thaw stability and shelf life of fruit pies and other frozen foods; to improve moisture retention in microwavable foods; and to add stability and to improve spreadability in frostings, mixes, glazes and sugar coatings.  We also sell our specialty starches for a number of non-food applications, which include biopolymer products, and for use in the manufacturing of adhesives, paper coatings, carbon-less paper, and wall board.

Our wheat starches, as a whole, generally compete primarily with corn starch, which dominates the United States starch market.  However, the unique characteristics of our specialty wheat starches provide them with a number of advantages over corn and other starches for certain baking and other end uses.  Our principal competitors in the starch market are Cargill Incorporated (primarily corn and tapioca starch), Ingredion Incorporated (corn starch), Manildra Milling Corporation (wheat starch), Penford Corporation (potato starch), Archer-Daniels-Midland Company (wheat and other grain starches) and various European companies.  Competition is based upon price, name, color and differing granular characteristics which affect the food product in which the starch is used.  Specialty wheat starches usually enjoy a price premium over corn starches and low grade wheat starches. Commodity wheat starch price fluctuations generally track the fluctuations in the corn starch market.  The specialty wheat starch market usually permits pricing consistent with costs which affect the industry in general, including increased grain costs. However, this is not always the case; during the year ended December 31, 2013, increases in grain prices outpaced market price increases in the specialty wheat starch market.

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

Vital Wheat Gluten.   Vital wheat gluten is a free-flowing light tan powder which contains approximately 70 to 80 percent protein.  When we process flour to derive starch, we also derive vital wheat gluten.  Vital wheat gluten is added by bakeries and food processors to baked goods, such as breads, and to pet foods, cereals, processed meats, fish and poultry to improve the nutritional content, texture, strength, shape and volume of the product.  The neutral flavor and color of wheat gluten also enhances the flavor and color of certain foods.  The cohesiveness and elasticity of the gluten enables the dough in wheat and other high protein breads to rise and to support added ingredients, such as whole cracked grains, raisins and fibers.  This allows the baker to make an array of different breads by varying the gluten content of the dough.  Vital wheat gluten is also added to white breads, hot dog buns and hamburger buns to improve the strength and cohesiveness of the product.

Vital wheat gluten in recent years has been considered a commodity, and therefore, competition primarily has been based upon price.

In prior years, vital wheat gluten has sometimes been a principal ingredients product.  However, we generally use it as a base for further processing into our specialty wheat proteins.

OTHER SEGMENT

As discussed in Note 11: Operating Segments, on February 8, 2013, we sold all of the assets included in our other segment.

Our plant-based biopolymers and composite resins, which were produced from the further processing of certain of our wheat proteins and wheat starches (and other plant sources), were used to produce a variety of eco-friendly products. We formerly manufactured plant-based resins for use primarily in pet treat applications.  Our principal products in our other segment consisted of our MGPI Terratek® biopolymers and composite resins.   The MGPI Terratek® SC starch-based biopolymers were our environmentally-friendly biopolymers that can be molded to produce a variety of formed objects. Applications include disposable eating utensils, golf tees, food and feed containers and similar type vessels, as well as non-degradable hard plastic-like products.   We also produced MGPI Terratek® WC wood-based composite resins, which can be used in the manufacture of eco-friendly decking materials, furniture parts, toys and a number of other wood-like products. MGPI Terratek® was sold in conjunction with the February 8, 2013 sale.

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

RESEARCH AND DEVELOPMENT

During the years ended December 31, 2013 and 2012, we spent $2,472 and $2,344, respectively, on research and development activities. These activities were principally in the ingredient solutions for 2013 and the ingredients solutions and and other segments for 2012.

SEASONALITY

Our sales are generally not seasonal.  There is a degree of seasonality with respect to our purchase of natural gas as further described under “Energy.”

TRANSPORTATION

Historically, our output has been transported to customers by truck and rail, most of which is provided by common carriers. We use third party transportation companies to help us manage truck and rail carriers who deliver inbound materials to us and deliver our products to our North American customers. We currently lease 214 rail cars.

RAW MATERIALS

Our principal raw materials are wheat flour, which is processed into our starches and proteins, and corn, which is processed into food grade alcohol and distillery co-products consisting of fuel grade alcohol and animal feed.  Currently we purchase most of our corn requirements from a single supplier, Bunge. Our historical practice has been to order corn for a month at a time.  During the quarters ended March 31, 2012 and June 30, 2012, we entered into grain supply contracts for our Indiana plant and Atchison facility, respectively, that permit us to purchase corn for delivery up to twelve months into the future, at negotiated prices.  The pricing is based on a formula using several factors.  We now expect to order corn anywhere from one to twelve months into the future.  We provide for our flour requirements through a supply contract with ConAgra Mills whose initial term, as amended, expires in October 2015.  The supply contract is automatically renewable for an additional term of 5 years unless either party gives at least 180 days written notice of termination. Pricing is based on a formula that contains several factors.

Other less significant raw materials include rye and barley used in the production of bourbons and whiskeys, and oak barrels, which are required for bourbon and whiskey aging.  We purchase rye and barley throughout the year, each from a single supplier. We purchase new oak barrels from three suppliers.

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

ENERGY

Because energy constitutes a major cost of operations, we seek to assure the availability of fuels at competitive prices.

We use natural gas to operate boilers that we use to make steam heat.  We procure natural gas for the plants in the open market from various suppliers.  We can purchase contracts for the delivery of natural gas in the future or can purchase future contracts on the exchange.  Depending on existing market conditions, at Atchison we have the ability to transport gas through a gas pipeline owned by a wholly-owned subsidiary.  Historically, prices of natural gas have been higher in the late fall and winter months than during other periods.

We have a risk management program whereby, at pre-determined prices, we may purchase a portion of our natural gas requirements for future delivery.  However, we typically enter contracts for future delivery only to protect margins on contracted alcohol sales and expected ingredients sales and general usage.

EMPLOYEES

As of December 31, 2013, we had a total of 268 employees.  A collective bargaining agreement covering 98 employees at the Atchison plant expires on August 31, 2014.  Another collective bargaining agreement covering 47 employees at the Indiana plant expires on December 31, 2017.  As of December 31, 2012, we had a total of 267 employees. We consider our relations with our personnel generally to be good.

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

Our current National Pollutant Discharge Elimination System permit is valid through September 30, 2015.  We are required to submit a draft study to the KDHE by August 1, 2014 regarding the improvements needed to reduce phosphorus concentrations in the wastewater discharges at the Atchison plant.  Within 180 days after KDHE comments on the draft study, we are required to submit a final study.

 INVESTMENT IN EQUITY METHOD INVESTMENTS

Illinois Corn Processing, LLC. On November 20, 2009, through our subsidiary MGPI Processing, Inc., we completed a series of related transactions pursuant to which we contributed our Pekin plant and certain maintenance and repair materials to a newly-formed company, Illinois Corn Processing, LLC (“ICP”), and then sold 50% of the membership interest in ICP to Illinois Corn Processing Holdings LLC (“ICP Holdings”), an affiliate of SEACOR.  ICP reactivated distillery operations at the Pekin facility during the quarter ended March 31, 2010.

On February 1, 2012, ICP Holdings exercised its option and purchased an additional 20% from us for $9,103, reducing our ownership from 50% to 30%.

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

•
Pursuant to the Limited Liability Company Agreement, control of day to day operations generally is retained by the members, acting by a majority in interest.  Following ICP Holdings' exercise of its option referred to above, ICP Holdings owns 70% of ICP and generally is entitled to control its day to day operations.  However, if SEACOR were to default under its marketing agreement, referred to below, we could assume sole control of ICP's daily operations until the default is cured.

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

Effective January 1, 2013, the Marketing Agreement expired, although we continue to purchase product from ICP.

An affiliate of SEACOR has provided funding to ICP through two loans secured by all of the assets of ICP, including the Pekin Plant. The revolving credit facility expired at December 31, 2012 and was not renewed.

D.M. Ingredients GmbH.  In 2007 we acquired a 50% interest in D.M. Ingredients, GmbH, a German joint venture company which produces certain of our specialty ingredients products through a toller for distribution in the European Union (“E.U.”) and elsewhere.  As of December 31, 2013 our total capital commitment to the joint venture was $750, of which we had contributed $571.

OFFICERS OF THE REGISTRANT

The Company’s officers as of December 31, 2013 are listed below.

Name	Age	Position
Donald P. Tracy	56	Interim Co-Chief Executive Officer and Vice President, Finance and Chief Financial Officer
Randy M. Schrick	63	Interim Co-Chief Executive Officer and Vice President, Engineering
Donald G. Coffey, Ph.D.*	59	Vice President, Research, Development and Innovation
David E. Dykstra	50	Vice President, Alcohol Sales and Marketing
Michael J. Lasater	45	Vice President, Ingredient Sales and Marketing
Scott B. Phillips*	48	Vice President, Supply Chain Operations
David E. Rindom	58	Vice President, Human Resources
Lori D. Norlen	52	Corporate Secretary
 * Donald G. Coffey, Ph.D and Scott B. Phillips left the Company on January 3, 2014 and January 6, 2014, respectively.

Mr. Tracy has served as Vice President of Finance and Chief Financial Officer of MGP Ingredients, Inc. since November 2009. He was named Interim Co-Chief Executive Officer effective December 17, 2013. From 2007 until joining the Company, he served as Chief Financial Officer at Emery Oleochemicals, a global chemical manufacturer, and was based in Cincinnati.  Prior to his position at Emery Oleochemicals, Mr. Tracy served as Chief Financial Officer at Briggs Industries, a worldwide manufacturer and distributor of kitchen and bath fixtures, at the company’s U.S. headquarters in Charleston, South Carolina, from 2005 to 2007.  Before that, he spent four years with the Tenaris Corp., a global producer of steel tubes, where he began as Director of Financial Projects and subsequently was promoted to Chief Financial Officer of Tenaris, North America. His previous experience included 10 years with the Procter & Gamble Company.

Mr. Schrick served as President of Illinois Corn Processing, LLC, from November 2009 to December 2011.  He also has been Vice President of Engineering for the Company since June 2009.  He was named Interim Co-Chief Executive Officer effective December 17, 2013. He previously had served as Corporate Director of Distillery Products Manufacturing from June 2008 to June 2009 and as Vice President, Manufacturing and Engineering from July 2002 to June 2008.  He served as Vice President - Operations from 1992 until July 2002.  From 1984 to 1992, he served as Vice President and General Manager of the Pekin plant.  From 1982 to 1984, he was the Plant Manager of the Pekin plant subsequent to joining the Company in 1973.  Prior to 1982, he was Production Manager at the Atchison plant.  He was a Director of the Company from 1987 to 2008.

Dr. Coffey served as Vice President of Research, Development and Innovation from August 2010 until January 3, 2014.  Prior to that, he had jointly served as Vice President of Research, Development and Innovation and of Sales and Marketing since June 2009.   Prior to that, he had been Vice President of the Company’s Ingredient Solutions segment since

November 2008.  He joined the Company as Vice President of Innovation in July 2007.  He previously spent 22 years in commercialization and research positions with the Dow Chemical Co.  For 12 years beginning in 1985, he worked in the commercial and research operations of the METHOCEL business, a global business unit within Dow’s Special Chemical Group that manufactures cellulose derivatives for a variety of food and non-food applications.  He was later promoted to General Manager of Dow Food Stabilizers with responsibilities for global sales, marketing and research.

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

Mr. Lasater re-joined the Company in 2010 and serves as Vice President of Ingredient Sales and Marketing.  He has nearly 20 years of experience in food ingredient sales, including eight years with the Company, where he began his career as a territorial sales manager in the Company’s former wheat starch business unit in 1992.  Following his initial years of employment with the Company, Mr. Lasater joined National Starch and Chemical Co. as corporate accounts manager in 2000 and was responsible for select customer accounts located mainly in major Midwestern metropolitan areas.  In 2005, he left National, now a part of Corn Products International, to become a partner and sales associate with Gregg and Associates, a food ingredients brokerage business based in Excelsior, Minnesota.  He remained there until his return to the Company in 2010.

Mr. Phillips served as Vice President of Supply Chain Operations from June 2009 until January 6, 2014. For a year prior to that, he served as Corporate Director of Manufacturing for the Company’s Ingredient Solutions segment.  He joined the Company as General Manager of Extrusion Technology in July 2007.  He previously spent 17 years in plant supervisory and management positions with General Mills, Inc., including four years as plant manager of that company’s operations in Kansas City, Missouri, and a year as Plant Manager of the General Mills facility in Methuen, Massachusetts.  From 1988 to 1990, he was employed as a production supervisor for the Quaker Oats Company.

Mr. Rindom joined the Company in 1980.  He has served as Vice President, Human Resources since June 2000.  He was Corporate Director of Human Relations from 1992 to June 2000, Personnel Director from 1988 to 1992, and Assistant Personnel Director from 1984 to 1988.

Ms. Norlen joined the Company in October 2010 as Assistant Controller and was named Corporate Secretary in 2012. She previously spent 5 years in consulting and management accounting positions at Hostess Brands in Kansas City, Missouri. From 1982 to 2005, Ms. Norlen was employed by Kansas City area companies in the insurance, insurance premium finance and animal health industries, including officer and management-level responsibilities beginning in 1986.

ITEM 1A.  RISK FACTORS

Our business is subject to certain risks and uncertainties.  The following identifies those which we consider to be most important:

RISKS THAT AFFECT OUR BUSINESS AS A WHOLE

An interruption of operations at either the Atchison or Indiana facility, or a disruption of transportation services, could negatively affect our business.

The bulk of our ingredient solutions production takes place at our facility in Atchison, while food grade alcohol is produced both at our Atchison plant and our Indiana plant.  An interruption in or loss of operations at either of our facilities could reduce or postpone production of our products, which could have a material adverse effect on our business, results of operations and/or financial condition.  To the extent that our value-added products rely on unique or proprietary processes or techniques, replacing lost production by purchasing from outside suppliers becomes more difficult.

We hold a substantial amount of inventory of aged whiskeys and bourbons at our Indiana plant.  If there were a catastrophic event at our Indiana plant, our business could be adversely affected.  The loss of a significant amount of aged inventory - through fire, natural disaster, or otherwise - could result in a significant reduction in supply of the affected product or products and could result in customer claims against us.  A disruption in transportation services could result in difficulties supplying materials to our facilities and impact our ability to deliver products to our customers in a timely manner.

During January 2014, the Company experienced a small fire at our Indiana plant.  The fire damaged equipment in the Company's feed dryer house, and caused a temporary loss of production in January, but did not impact our or customer owned warehoused inventory. The Indiana plant is back in operation and by the end of February the Company was at pre-fire production capacity. The Company is currently working with its insurance carrier to determine the coverage for equipment damage and business interruption losses. See Note 17:  Subsequent Events.

    Our profitability is affected by the energy costs, ethanol and grain and flour that we use in our business, the availability and cost of which are subject to weather and other factors beyond our control.   Our corn purchasing program, which allows to us purchase corn for delivery up to 12 months in the future may not be an effective strategy in mitigating our exposure to commodity price fluctuations. We may not be able to recoup cost increases in our selling prices changes in prices of commodities and natural gas.

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

With our grain supply agreements, we may purchase corn for delivery up to twelve months into the future, and because of this we have eliminated futures and options contracts.  We intend to contract for the future delivery of flour only to protect margins on expected ingredients sales.  On the portion of volume not hedged, Management will attempt to recover higher commodity costs through higher sales prices, but market considerations may not always permit this.  Even where prices can be adjusted, there would likely be a lag between when we experience higher commodity or natural gas costs and when we might be able to increase prices.  To the extent we are unable to timely pass increases in the cost of raw materials to our customers under sales contracts, we may be adversely impacted by market fluctuations in the cost of grain, natural gas and ethanol.

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

There is no assurance that we will be able to generate sufficient cash flow from acquisitions to service the debt that we may incur to finance such acquisitions and subsequent capital expenditures.  Acquisitions may involve operating risks such as:

–	the difficulty of assimilating and integrating the acquired operations into our current business;

–	the difficulty of incorporating the acquired employees into our corporate culture and the possible loss of key employees;

–	the diversion or dilution of management resources or focus;

–	the possibility that effective internal controls are not established and maintained at the acquired company;

–	the risks of entering new product markets with which we have limited experience;

–	the possibility that the debt and liabilities that we incurred and assumed will prove to be more burdensome that we anticipated; and

–	the possibility that the acquired operations do not perform as expected or do not increase our profits.

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

Disruption in the supply or shortage of oak barrels could negatively affect our business.

New oak barrels are available from only a few sources and the industry is currently experiencing a shortage of oak barrels compared to the rapidly increasing demand for products aged in these barrels. We are exploring alternatives to alleviate the effect of this shortage of oak barrels. However, the shortage could limit our ability to fulfill our existing customer arrangements and our ability to lay out stock for our own use in future years. The effect of our inability to stock for our own use could limit future growth.
If ICP incurs losses, it could result in closure of its Pekin plant. ICP’s access to capital may limit needed financing.  This could result in reduced sales and impairment losses in the future for us.

ICP’s Limited Liability Company Agreement gives us and our joint venture partner, ICP Holdings, a subsidiary of SEACOR, certain rights to shut down the Pekin plant if ICP operates at an EBITDA loss of $500 in any quarter.  Such rights are conditional in certain instances but are absolute if losses aggregate $1,500 over any three consecutive quarters or if ICP’s net working capital is less than $2,500. Losses of such nature are also events of default under ICP’s term loan and revolving credit agreements with its lender, an affiliate of SEACOR, which, upon any requisite notice and/or lapse of time, would entitle the lender to impose a default rate of interest, foreclose on ICP’s assets and, in the case of the working capital deficiency or successive losses, enforce the closure provisions referred to above.  If future losses of the requisite magnitudes occur in any quarter or over three consecutive quarters, we, ICP Holdings or ICP’s lender may elect to exercise its rights under the applicable agreement,

 ICP experienced an EBITDA loss in excess of $500 for the quarter ended March 31, 2013, which prompted the Company to provide notice to shutdown the plant, but ICP experienced positive EBITDA for the remainder of fiscal 2013. The Company's current plan is to source more product from ICP. The losses incurred during the quarter ended March 31, 2013 and the Company's election to provide notice to shut down the plant did not cause the Company to determine that its investment in ICP was not fully recoverable at March 31, 2013. The Company has determined that there were no triggering events subsequent to March 31, 2013 that required an impairment analysis.

The Company has a minority ownership position in ICP, and that could limit our ability to influence its operations and profitability.

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

Under the Marketing Agreement, ICP manufactured and supplied high quality products for us and we purchased, marketed and sold such products for a marketing fee.  Effective January 1, 2013, the Marketing Agreement expired.  We sourced significantly less product from ICP in fiscal 2013 than we did in fiscal 2012. We plan to increase sourced product from ICP in 2014; however ICP is under no obligation to sell us these products, which could lead to reduced sales to us and to an impairment in the value of our investment in ICP.

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

As of December 31, 2013, approximately 145 of our 268 employees were members of a union.  Although our relations with our two relevant unions are stable and our labor contracts do not expire until August 2014 and December 2017, there is no assurance that we will not experience work disruptions or stoppages in the future, which could have a material adverse effect on our business and results of operations and adversely affect our relationships with our customers.

If we lose certain key personnel, we may not be successful. If we cannot replace our CEO and certain other key members of management, we may not be able to fully implement our business strategies.

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

On December 3, 2013 the Company entered into a Settlement and Mutual Release Agreement, pursuant to which the Company terminated the employment of its Chief Executive Officer and President, Timothy W. Newkirk. We have hired a third party to assist us in the search for our permanent Chief Executive Officer. The uncertainty inherent to the search process may limit our strategic moves. It could also negatively impact our stock price. With the new CEO, the Company could experience additional turnover in management as some managers could leave, by choice or otherwise.

Subsequent to the termination of our CEO, certain other key members of management also left the Company, including Scott B. Phillips (Vice President, Supply Chain Operations) and Donald G. Coffey, Ph.D (Vice President, Research, Development and Innovation).

If we cannot attract and retain key management personnel, or if our search for qualified personnel is prolonged, our operating results could be adversely affected. In addition, it could be difficult, time consuming and expensive to replace any key management member or other critical personnel, and no guarantee exists that we will be able to recruit suitable replacements or assimilate new key management personnel into our organization to achieve our operating objectives.

We do have key personnel life insurance covering one key executive, but this may not ensure complete avoidance of loss in that circumstance.

Covenants and other provisions in our credit facility could hinder our ability to operate.  Our failure to comply with covenants in our credit facility could result in the acceleration of the debt extended under such facility, limit our liquidity and trigger other rights.

Our credit agreement with Wells Fargo Bank, National Association contains a number of financial and other covenants, including provisions that require us, in certain circumstances, to meet certain financial tests.  These covenants may limit or restrict our ability to:

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

In addition, our credit agreement permits the lender to modify borrowing base and advance rates, the effect of which may limit the amount of loans that we may have outstanding at any given time.  The lender may also terminate or accelerate our obligations under the credit agreement upon the occurrence of various events in addition to payment defaults and other breaches, including such matters as a change of control of the Company, defaults under other material contracts with third parties, and ERISA violations.  Any modification to reduce our borrowing base or termination of our credit agreement would negatively impact our overall liquidity and may require us to take other actions to preserve any remaining liquidity.   Although we anticipate that we will be able to meet the covenants in our credit agreement, there can be no assurance that we will do so, as there are a number of external factors that affect our operations, such as commodity prices, over which we have little or no control.    If we default on any of our covenants, and if such default is not cured or waived, Wells Fargo could, among other remedies, terminate its commitment to lend and/or accelerate any outstanding debt and declare that such debt is immediately due and payable.  If Wells Fargo were to terminate our credit, or materially change our borrowing base, we may not have sufficient funds available for us to operate.  If Wells Fargo were to accelerate our debt, we might be unable to repay such debt immediately and might not be able to borrow sufficient funds to refinance.  Even if new financing were available, it may not be on terms that are acceptable to us.  Acceleration could result in foreclosure on assets that we have pledged to Wells Fargo.  Further, certain of our other secured debt instruments contain cross default provisions, such that an event of default under our credit agreement with Wells Fargo may result in an event of default under these other debt instruments.  If our lenders were to terminate our credit or accelerate our debt, or if Wells Fargo were to materially change our borrowing base, we might not have sufficient funds to operate.
Our level of indebtedness could adversely impact our business, financial condition or results of operations.

•
We have $18,000 borrowed under our Credit Agreement as of December 31, 2013, and we incurred $1,118 of interest expense in 2013. Should the amount of our borrowings increase then we would have to use a greater portion of our cash flows from operations to pay principal and  interest on our debt, which will reduce the funds that would otherwise be available to us for our operations, capital expenditures, future business opportunities and dividends; and

•
Our indebtedness under our Credit Agreement is subject to interest rate increases because we pay interest at the base rate or LIBOR rate plus a fixed spread. We would be adversely affected by any increases in prevailing interest rates.

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

We import some of the ingredients used in our production. The import of the ingredients is subject to federal regulation. Difficulty in complying with existing federal rules or any changes in such federal rules could impact how we source our ingredients. This, in turn, could have an impact on our profitability.

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

Donald G. Coffey, Ph.D, Vice President, Research, Development and Innovation, left the Company on January 3, 2014. The impact of Mr. Coffey's departure is unclear at this time. While we believe there will be no negative consequence to research or product innovation, we may not know the effect until after it has occurred. It is possible his departure will negatively affect future growth and profitability.

RISKS SPECIFIC TO OUR DISTILLERY PRODUCTS SEGMENT

Volatile grain prices affect our profitability.

A portion of our operating income is dependent on the spreads between alcohol and corn prices.  Strong price competition in the industrial alcohol market at times can restrict profitability. We intend to protect the margins on our alcohol contracts, but may not always be able to do so completely.  If we are not successful in protecting our margins volatility in corn prices could affect our profitability.  These fluctuating prices create challenges since our customers are interested in stable prices for the distillery products they purchase from us.

The relationship between the price we pay for corn and the sales prices of our distillery co-products can fluctuate significantly and affect our results of operations.

Dried grain, or distillers feed, and fuel grade alcohol are the principal co-products of our alcohol production process and can contribute in varying degrees to the profitability of our distillery products segment.  We sell fuel grade alcohol, the prices for which typically, but not always, have tracked price fluctuations in gasoline prices.  Distillers feed is sold for prices which historically have tracked the price of corn, but, certain of our co-products compete with similar products made from other plant feedstocks whose cost may not have risen in unison with corn prices.  As a result, the profitability of these products to us could be affected.

Determining the quantity of maturing stock of our aged distillate could affect our future profitability.

There is an inherent risk in determining the quantity of maturing stock of aged distillate to lay down in a given year for future consumption.  This could lead to an inability to supply future demand or lead to a future surplus of inventory and consequent write down in the value of maturing stocks of aged distillate.  As a result, profitability of the distillery products segment could be affected.

Water scarcity or quality could negatively impact our production costs and capacity.

Water is the main ingredient in substantially all of our distillery products. It is also a limited resource, facing unprecedented challenges from climate change, increasing pollution, and poor management. As demand for water continues, water becomes more scarce and the quality of available water deteriorates, we may be affected by increasing production costs or capacity constraints, which could adversely affect our results of operations and profitability.

We may be subject to litigation directed at the beverage alcohol industry and other litigation.

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

Adverse public opinion about any of our specialty ingredients could reduce demand for our products.
Consumer preferences with respect to our specialty ingredients might change. In fact, in recent years, we have noticed shifting consumer preferences with respect to gluten and increased media attention directed at gluten intolerance. Shifting consumer preferences could decrease demand for our specialty ingredients. This could, in turn, significantly decrease our revenues and revenue growth.
New solutions competing with our Fibersym® resistant starch could lead to decreasing margins and lower profitability.
Our patent rights to Fibersym® will expire in 2017. We are already facing new solutions competing with our Fibersym® resistant starch. This could lead to diminished returns. When our patent rights expire in 2017, our margins could fall even further.

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

The majority of the outstanding shares of our Preferred Stock is beneficially owned by one individual, whom is entitled to vote for five directors under the limited rights of the common stockholders under our Articles of Incorporation.
The trading volume in our common stock fluctuates, and depending on market conditions, the sale of a substantial number of shares in the public market could depress the price of our stock and make it difficult for stockholders to sell their shares.

Our common stock is listed on the NASDAQ Stock Market.  Our public float at December 31, 2013 (including non-vested restricted stock awards held by non-affiliates) was approximately 11,620,303 shares, as approximately 6,130,118 shares are held by affiliates.  Over the year ended December 31, 2013, our daily trading volume as reported to us by NASDAQ has fluctuated from 700 to 170,800 shares (excluding block trades).  When trading volumes are relatively light, significant price changes can occur even when a relatively small number of shares are being traded and an investor’s ability to quickly sell quantities of stock may be affected.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We own or lease the following principal plants, warehouses and office facilities:

Location	Purpose	Owned or Leased	Plant Area (in sq. ft.)	Tract Area (in acres)
Atchison, Kansas	Grain processing, distillery, warehousing, and research and quality control laboratories (Distillery Products and Ingredient Solutions)	Owned	494,640	26

	Principal executive office building (Corporate)	Leased	18,000	1

	Technical Innovation Center (Ingredient Solutions, Distillery Products and Other)	Leased	19,600	1

Lawrenceburg and Greendale, Indiana	Distillery, warehousing, tank farm and quality control facilities	Owned	1,458,143	43

Lenexa, Kansas	Administrative office space	Leased	3,222	1

Our 30% owned joint venture subsidiary, ICP, owns the following facility:

Pekin, Illinois	Distillery, warehousing and quality control laboratories (Distillery Products)	Owned	462,926	49

The foregoing facilities are generally in good operating condition, and are generally suitable for the business activity conducted therein.  We operated both our Atchison distillery and Indiana plant operations at near full capacity during much of 2013.  We have existing manufacturing capacity to grow our ingredients business at our Atchison plant if the market for our ingredients business improves.

Except for our process water cooling system project, which is leased under a capital lease, all of the other production facilities that we utilize are owned, and all of our owned properties are subject to mortgages in favor of one or more of our lenders.  The executive offices and technical innovation center in Atchison are leased from the City of Atchison pursuant to an industrial revenue bond financing. Our leasehold interest in these properties is subject to a leasehold mortgage.  We also own or lease transportation equipment and facilities and a gas pipeline described under Item 1. Business – Transportation and Item 1. Business – Energy.  Our loan agreements contain covenants that limit our ability to pledge our facilities to others.

ITEM 3.  LEGAL PROCEEDINGS

There are various legal proceedings involving the Company and its subsidiaries. Except for the following matters, management considers that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or overall trends in results of operations of the Company.
In connection with the proxy contest related to the Company’s 2013 Annual Meeting of stockholders, the Company was involved in various proceedings with respect to MGP Ingredients, Inc. Voting Trust, the 2013 Annual Meeting and the Special Committee of the Board of Directors (the “Proceedings”). On December 3, 2013, the Company entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”) with the Cray Group, which resolved certain issues surrounding the proxy contest and the Proceedings. As part of the Settlement Agreement the Company agreed to pay expenses and legal fees incurred by the Cray Group, as described in Item 7 - Management's Discussion and Analysis - 2013 and Recent Initiatives, but otherwise no payment was made to settle the claims at issue in the Proceedings. Pursuant to the Settlement Agreement, the following Proceedings have been dismissed:

(i) On June 14, 2013, the Company filed a petition for declaratory judgment in the District Court of Johnson County, Kansas, against Richard B. Cray, Thomas Cray, Cloud L. Cray Jr., Karen Seaberg, Laidacker M. Seaberg, and Timothy W. Newkirk, as co-trustees of either MGP Ingredients Inc. Voting Trust or the Cray Family Trust. The Company requested a declaratory judgment determining the parties’ legal rights and obligations in the context of proxies for the 2013 Annual Meeting and the status of the Voting Trust. The case was disposed of by a Notice of Stipulation of Dismissal with Prejudice filed on December 6, 2013.
(ii) On July 10, 2013, Cloud L. Cray, Jr. and Karen Seaberg filed a petition for inspection of corporate records pursuant to K.S.A. §17-6510 by a shareholder in the District Court of Atchison County. The case was disposed of by a filing of a Notice of Stipulation of Dismissal with Prejudice filed on December 5, 2013.
(iii) On July 11, 2013, Cloud L. Cray, Jr. and Karen Seaberg filed a petition for an order requiring the Company to conduct the Annual Meeting in the District Court of Atchison County, Kansas. The case was disposed of by a filing of a Notice of Stipulation of Dismissal with Prejudice filed on December 4, 2013.
(iv) On August 1, 2013, Cloud L. Cray, Jr. and Karen Seaberg filed a petition against the Company and the Board of Directors, for a temporary injunction pursuant to K.S.A. § 60-901 et seq. relating to formation, actions and powers of the Special Committee of the Board of Directors. The case was disposed of by the filing of a Notice of Dismissal by Stipulation filed on December 5, 2013.

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

HISTORICAL STOCK PRICES AND DIVIDENDS

The table below reflects the high and low closing prices of our Common Stock and dividends per share for each quarter of the years ended December 31, 2013 and 2012:

	Sales Price		Dividend Per Share
	High	Low
2013
First Quarter	$5.62	$3.26	$0.05
Second Quarter	5.96	4.24	—
Third Quarter	6.18	4.77	—
Fourth Quarter	5.32	4.60	—
			$0.05
2012
First Quarter	$6.37	$5.28	$0.05
Second Quarter	4.90	3.43	—
Third Quarter	3.68	3.30	—
Fourth Quarter	3.71	3.40	—
			$0.05

Our Credit Agreement with Wells Fargo Bank, limits the amount of cash dividends that we may pay if we don’t maintain excess availability of $9,625 and a Fixed Charge Coverage Ratio for the most recently completed twelve months of at least 1.10:1.00.

On February 28, 2014, the Board of Directors declared a five (5) cent dividend per share of common stock. The dividend will be paid on April 9, 2014 to common stockholders of record on March 17, 2014.

We expect to continue our policy of paying periodic cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements, and debt service obligations.

RECORD HOLDERS

At March 5, 2014, there were approximately 660 holders of record of our Common Stock.  We believe that the Common Stock is held by approximately 3,574 beneficial owners.

TRADING VOLUMES

According to reports received from NASDAQ, the average daily trading volume of our Common Stock (excluding block trades) ranged from 700 to 170,800 shares during the year ended December 31, 2013.

PURCHASES OF EQUITY SECURITIES BY ISSUER

We did not sell equity securities during the quarter ended December 31, 2013.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 through October 31, 2013	—				—	$—
November 1, 2013 through November 30, 2013	—				—
December 1, 2013 through December 31, 2013	17,841	(1)	$5.02	(1)	—
Total	17,841				—

(1)	Aggregate number of shares repurchased to satisfy withholding tax obligations under restricted stock that vested during the month.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide Item 6 disclosure in this Form 10-K.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands except per-share amounts)

GENERAL

We produce certain distillery products and ingredients and as of December 31, 2013, we had three reportable segments: a distillery products segment, an ingredient solutions segment, and an other segment.  All assets used in the other segment were sold effective February 8, 2013.  Substantially all of our sales are made directly or through distributors to manufacturers and processors of finished goods.  Sales to our customers purchasing food grade alcohol are made primarily on a spot, monthly or quarterly basis, with some annual contracts, depending on the customer’s needs and market conditions.  Customers who purchase whiskey or bourbon may also enter into separate warehouse service agreements with us, allowing the product to age.  As part of our acquisition of LDI’s Distillery Business, we assumed certain multi-year contracts to supply distilled products as well as certain contracts to provide barreling warehousing services, which typically are multi-year contracts.  Sales of fuel grade alcohol are made on the spot market.  Contracts with distributors may be for multi-year terms with periodic review of pricing.  Contracts with ingredients customers are generally price and term agreements which are fixed for three or six month periods, with very few agreements of twelve months duration or more.

Our business is focused on the production of value-added ingredients and distillery products.  As a part of our strategy, given the available capacity at our Indiana plant, we produce certain volumes of bourbon and whiskey that is in addition to current customer demand.  This product is barreled and included in our inventory.  Our goal is to maintain inventory levels for whiskey and bourbon sufficient to satisfy anticipated future purchase orders in the wholesale market.  Whiskey and bourbon production for 2014 is anticipated to be lower than full capacity due to an industry shortage of oak barrels, which are needed to store and age the product. We are exploring alternatives to alleviate the effect of this shortage of oak barrels. Production schedules are adjusted from time to time to bring inventories into balance with established future demand.

In 2014, we plan to reduce costs, selling higher value products, and increasing volume. Our cost structure needs to be more competitive, especially for our commodity products. Areas of focus include sourcing, plant efficiency, and administrative overhead. The anticipated savings will be redeployed to support marketing and new product innovation. One goal for 2014 is to reduce selling, general and administrative expenses compared to 2013, after adjusting for $5,465 of costs associated with the proxy contest and related matters. For the coming year we look for sales growth to be driven by products from our Indiana plant, including new customer grain mixtures, known as mash bills, and from our ICP joint venture.

Our principal raw materials are corn and flour.  Corn is processed into alcohol and animal feed and flour is processed into all of our products, except whiskey and bourbon.  The cost of raw materials is subject to substantial fluctuations depending upon a number of factors which affect commodity prices in general, including crop conditions, weather, disease, plantings, government programs and policies, competition for acquisition of inputs such as agricultural commodities, purchases by foreign governments and changes in demand resulting from population growth and customer preferences.  Corn prices have fluctuated significantly over the past several years. We expect corn pricing to remain volatile in the near term due to a number of factors impacting global demand and supply of this commodity. These fluctuating prices create challenges since our customers are interested in stable prices for the distillery products they purchase from us.

We have a supply agreement to purchase wheat flour for use in the production of protein and starch ingredients.  The supply agreement price we pay for flour is a function of the per-bushel cost of wheat and, accordingly, wheat prices continue to directly impact the cost of raw materials.  We believe our focus on value-added products can reduce our risk to such price variations as larger profit margins related to such products can absorb higher levels of raw material volatility and as we may more readily seek adjustable price terms in contracts for such products. However, we will continue to be affected by commodity price fluctuations to some degree, which may be significant at times, and may not be able to recoup cost increases in our selling prices, particularly when price fluctuations are volatile.

During the quarters ended March 31, 2012 and June 30, 2012, we entered into a grain supply contracts for our Indiana plant and our Atchison facility, respectively, that permits us to purchase corn for delivery up to twelve months into the future, at negotiated prices.  The pricing is based on a formula with several factors.  We now expect to order corn anywhere from one to 12 months into the future.  Because we now expect to order corn anywhere from one to twelve months into the future, we have reduced the volume of our corn futures and options contracts.

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

Revenue Recognition. Except as discussed below, revenue from the sale of the our products is recognized as products are delivered to customers according to shipping terms and when title and risk of loss have transferred.  Income from various government incentive grant programs is recognized as it is earned. We do not offer a right of return but will accept returns if we shipped the wrong product or wrong quantity.

Our distillery segment routinely produces unaged distillate and this product is frequently barreled and warehoused at a Company location for an extended period of time in accordance with directions received from our customers.  This product must meet customer acceptance specifications (if applicable), the risks of ownership and title for these goods must be passed, and requirements for bill and hold revenue recognition must be met prior to us recognizing revenue for this product.  Separate warehousing agreements are maintained for customers who store their product with us, and warehouse revenues are recognized as the service is provided.

Inventory.  Inventory includes finished goods, raw materials in the form of agricultural commodities used in the production process, and certain maintenance and repair items.  Whiskey must be aged in barrels for several years, following industry practice; we classify all barreled whiskey as a current asset. We include insurance, and other carrying charges applicable to barreled whiskey in inventory costs.

Inventories are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventory valuations are impacted by constantly changing prices paid for key materials, primarily corn. We assess the valuation of our inventories and reduce the carrying value of those inventories that are obsolete or in excess of our forecasted usage to their estimated net realizable value. We estimate the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, future demand, and market requirements. Reductions to the carrying value of inventories are recorded in cost of product sold. If the future demand for the our products is less favorable than the our forecasts, then the value of the inventories may be required to be reduced, which could result in material additional expense to the Company and have a material adverse impact on our financial statements.

Impairment of Assets.

Impairment of Investments

We review our investments in equity method investments for impairment whenever events or changes in business circumstances indicate that the carrying amount of the investments may not be fully recoverable. Evidence of a loss in value that is other than temporary include, but are not limited to, the absence of an ability to recover the carrying amount of the investment, the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment, or, where applicable, estimated sales proceeds which are insufficient to recover the carrying amount of the investment. If the fair value of the investment is determined to be less than the carrying value and the decline in value is considered to be other than temporary, an appropriate write-down is recorded based on the excess of the carrying value over the best estimate of fair value of the investment.  Considerable judgment is used in these measurements, and a change in the assumptions could result in a different determination of impairment loss and/or the amount of any impairment. No other than temporary impairments were recorded during the years ended December 31, 2013 and 2012 for the Company's equity method investments.

Impairment of Long-Lived Assets

We review long-lived assets, mainly buildings and equipment assets, for impairment when events or circumstances indicate that usage may be limited and carrying values may not be fully recoverable.

In making an assessment to whether the carrying values are fully recoverable, management must make estimates and judgments relating to anticipated revenues and expenses and values of our assets and liabilities.  Management’s estimates and judgments are based on our historical experience and management’s knowledge and understanding of current facts and circumstances.  Management derives data for its estimates from both outside appraisals and internal sources, and considers such matters as product mix, unit sales, unit prices, input costs, expected target volume levels in supply contracts and expectations about new customers as well as overall market trends. Should events indicate the assets cannot be used as planned, the realization from alternative uses or disposal is compared to the carrying value.  Considerable judgment is used in these measurements, and a change in the assumptions could result in a different determination of impairment loss and/or the amount of any impairment.

No events or conditions occurred during the years ended December 31, 2013 and 2012 that required us to record an impairment.

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

2013 ACTIVITES AND RECENT INITIATIVES

Proxy Contest and Related Matters

On May 23, 2013, the Company was unable to hold its annual meeting of stockholders (“Annual Meeting”) due to a lack of quorum of outstanding shares of preferred stock. On July 10, 2013 certain common and preferred stockholders (referred to as the “Cray Group”) launched a proxy contest to elect two alternative directors to the board and to seek approval of several corporate governance matters.
In June 2013, the Company filed suit against the co-trustees of the MGP Ingredients Inc. Voting Trust (the “Voting Trust”) and the Cray Family Trust (the “Family Trust”), which owned a majority of the Company’s outstanding preferred stock, seeking judicial clarification as to the proper trustees of the Voting Trust. The former Chief Executive Officer of the Company, Timothy W. Newkirk, who was a trustee of the Family Trust, sued the trustees of the Voting Trust for the same purposes. The Voting Trust and Family Trust were each dissolved in September 2013.
During the course of the proxy contest, certain members of the Cray Group sued the Company (a) in order to force the Annual Meeting to be reconvened prior to resolution of the Trust litigation, (b) for access to the Company’s list of stockholders, and (c) to challenge the formation and actions of a Special Committee of the Board of Directors charged to review Strategic Alternatives.
On December 3, 2013, the Company and each of the directors at that time entered into a Settlement Agreement and Mutual Release Agreement (“Settlement Agreement”) with the Cray Group, which provided for the dismissal with prejudice of all claims brought by any party and the termination without cause of Mr. Newkirk’s employment as Chief Executive Officer, and established a date to reconvene the Annual Meeting, among other matters described therein. The Company incurred $3,701 of expenses related to these related matters. The Cray Group is also entitled to reimbursement of reasonable out-of-pocket expenses up to a cap of $1,775 as further described in Note 7: Commitments and Contingencies. Pursuant to the terms of Mr. Newkirk’s Employment Agreement and a Transition Services Agreement, $915 of severance and fees are due to the Company's terminated Chief Executive Officer, Mr. Newkirk, as further described in Note 9: Restructuring and Severance Costs. The Company held its Annual Meeting on December 17, 2013.
ICP Matters

ICP’s revolving credit agreement with an affiliate of SEACOR expired as of December 31, 2012 and has not been renewed.

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

Sale of Bioplastics Business

On February 8, 2013, we sold the assets at our bioplastics manufacturing facility in Onaga, Kansas and certain assets of our extruder bio-resin laboratory located in Atchison, Kansas.  The sales price totaled $2,797 and resulted in a gain, net of tax, of $878 that was recognized as discontinued operations.

Business Interruption

During January 2014, we experienced a small fire at our Indiana plant.  The fire damaged equipment in our feed dryer house, and caused a temporary loss of production in January, but did not impact our or customer owned warehoused inventory. Our Indiana plant is back in operation and by the end of February we were at our pre-fire production capacity. We are currently working with our insurance carrier to determine the coverage for equipment damage and business interruption losses. The net book value of equipment damaged was approximately $200. We do not expect this incident to impact our first quarter 2014 sales, as we were able to meet customer demand with stock on hand. See Note 17:  Subsequent Events.

SEGMENT RESULTS

The following is a summary of revenues and pre-tax income (loss) allocated to each reportable operating segment for the years ended December 31, 2013 and 2012. See Note 11: Operating Segments set forth in Item 8 for additional information regarding our operating segments.

	Year Ended December 31,
	2013	2012
Distillery Products
Net Sales	$264,098	$276,690
Income from continuing operations before income taxes	11,987	14,874

Ingredient Solutions
Net Sales	58,967	56,488
Income from continuing operations before income taxes	4,503	5,217

Other(1)
Net Sales	199	1,157
Loss from continuing operations before income taxes	(90)	(429)
(1) Assets from this segment were sold February 8, 2013 as further described in Note 11: Operating Segments.

The following table is a reconciliation between income (loss) from continuing operations before income taxes by segment and net income (loss).

	Year Ended December 31,
Income (loss) from continuing operations before income taxes	2013	2012
Distillery products	$11,987	$14,874
Ingredient solutions	4,503	5,217
Other(1)	(90)	(429)
Corporate(2)	(22,921)	(21,775)
Gain on sale of joint venture interest(2)	—	4,055
Total income (loss) from continuing operations before income taxes	(6,521)	1,942
Provision (benefit)for income taxes	(714)	318
Net income (loss) from continuing operations	(5,807)	1,624
Discontinued, operations, net of tax	878	—
Net income (loss)	$(4,929)	$1,624
(1)Assets from this segment were sold February 8, 2013 as further described in Note 11: Operating Segments.
 (2)Non-direct selling, general and administrative, interest expense, earnings from equity method investments and other general miscellaneous expenses are classified as corporate.   In addition, we do not assign or allocate special charges to our operating segments.  For purposes of comparative analysis, gain on sale of joint venture interest for the year ended December 31, 2012 has been excluded from our segments.

The following table shows our net sales from continuing operations by each class of similar products, during the years ended December 31, 2013 and 2012 , and the year-versus-year dollar and percent increases/(decreases).

	PRODUCT GROUP SALES
	Year Ended December 31,		Year-versus-Year Change Increase/ (Decrease)
	2013	2012	$ Change	% Change
Distillery Products:	Amount	Amount
Food grade alcohol	$208,695	$224,323	$(15,628)	(7.0)%
Distillers feed and related co- products	43,513	40,739	2,774	6.8%
Fuel grade alcohol	8,026	9,073	(1,047)	(11.5)%
Warehouse revenue	3,864	2,555	1,309	51.2%
Total Distillery Products	$264,098	$276,690	$(12,592)	(4.6)%

Ingredient Solutions:
Specialty wheat starches	$27,820	$26,393	$1,427	5.4%
Specialty wheat proteins	20,086	19,947	139	0.7%
Commodity wheat starch	8,509	9,027	(518)	(5.7)%
Vital wheat gluten	2,552	1,121	1,431	127.7%
Total Ingredient Solutions	$58,967	$56,488	$2,479	4.4%

Other Products(1):	$199	$1,157	$(958)	(82.8)%
Net Sales	$323,264	$334,335	$(11,071)	(3.3)%
(1) Assets from this segment sold February 8, 2013 as further described in Note 11: Operating Segments.

DISTILLERY PRODUCTS

Total distillery products sales revenue for the year ended December 31, 2013 decreased $12,592, or 4.6 percent, compared to the year ended December 31, 2012. This decrease was primarily attributable to a decrease in sales of food grade alcohol of 7.0 percent, which was due to a 17.4 percent decrease in volume partially offset by a 12.6 percent increase in the average per unit selling price compared to a year ago. The volume decrease in our food grade alcohol was primarily driven by an 82 percent reduction in the sourcing of industrial alcohol from ICP for re-sale compared to a year ago. The decrease in distillery products sales revenue was partially offset by increases of $2,774 and $1,309 in distillers feed and warehousing revenue, respectively, for the year ended December 31, 2013, compared to a year ago. The increase in net sales of distillers feed was due primarily to a 7.2 percent increase in volume compared to a year ago. Despite increases in volume in our overall distillery products segment, we experienced a decrease in return on sales from 5.4 percent for the year ended December 31, 2012 to 4.5 percent for the year ended December 31, 2013, which was primarily impacted by the decrease in the average per unit selling prices relative to the costs of corn. Our overall distillery segment average per unit pricing decreased 5.0 percent year-versus-year compared to a 1.9 percent year-versus-year decrease in per bushel cost of corn (exclusive of the impact related to the accounting for open commodity contracts). For the year ended December 31, 2013, the per million cubic foot cost of natural gas averaged 3.0 percent higher than the year ended December 31, 2012.

INGREDIENT SOLUTIONS

Total ingredient solutions sales revenue for the year ended December 31, 2013 increased by $2,479, or 4.4 percent, compared to the year ended December 31, 2012. Specialty wheat starches saw a 5.4 percent increase in revenues compared to a year ago due to a volume increase along with an increase in the average per unit selling price. Revenues for specialty wheat proteins for the year ended December 31, 2013 increased 0.7 percent compared to the year ended December 31, 2012 due to an increase in per unit selling price partially offset by a decrease in volume. Vital wheat gluten saw an 127.7 percent increase in revenues compared to a year ago due to a significant volume increase along with an increase in per unit selling price, as tight market conditions for vital wheat gluten created a temporary selling opportunity. Commodity wheat starch saw a 5.7 percent decrease in revenues compared the same period a year ago due to a volume decrease partially offset by an increase in per unit selling price. Revenues for commodity wheat starch and vital wheat gluten combined for 18.7 percent of total segment for the year ended December 31, 2013 compared to 18.0 percent a year ago. While we experienced a year-versus-year increase in our commodity products (wheat starch and vital wheat gluten) as a percentage of total segment net sales, our focus remains on the production and commercialization of specialty ingredients, which accounted for over 81.3 percent of our segment net sales for the year ended December 31, 2013. While we experienced increases in pricing and volume, these increases were out-paced by the increased price of flour, which led to a decrease in ingredient solutions return on sales from 9.2 percent for the year December 31, 2012 to 7.6 percent for the year ended December 31, 2013. Flour costs averaged approximately 14.7 percent higher per pound compared to a year ago.
OTHER SEGMENT

As discussed in Note 11: Operating Segments, on February 8, 2013, we sold all assets included in the other segment.

YEAR ENDED DECEMBER 31, 2013 COMPARED TO DECEMBER 31, 2012

CONSOLIDATED RESULTS

Consolidated results for the year ended December 31, 2013 decreased compared to a year ago, with a net loss of $4,929 on consolidated net sales of $323,264 versus net income of $1,624 on consolidated net sales of $334,335 for the year ended December 31, 2012.  We generated a loss from operations of $5,199 for the year ended December 31, 2013, compared to a loss from operations of $944 for the year ended December 31, 2012. Our loss from continuing operations before income taxes totaled $6,521 for the year ended December 31, 2013 compared to income of $1,942 from continuing operations for the year ended December 31, 2012.

Our net sales for the year ended December 31, 2013 decreased $11,071, or 3.3 percent, compared to the year ended December 31, 2012. This decrease was primarily the result of our decreased food grade alcohol sales volume in the distillery products segment. Our year-versus-year earnings decreased $6,553, primarily due to:
•lower gross margins as further discussed in "-Cost of Sales";

•	a $47 loss on sale of equipment for the year ended December 31, 2013, compared to a $832 gain on sale of assets recorded during the year ended December 31, 2012; and

•	a $4,055 gain recorded related to the sale of a 20 percent interest in our joint venture, ICP, during the year ended December 31, 2012, which we did not have this year.
These decreases to net income were partially offset by increases to earnings related to income taxes and discontinued operations. Pursuant to intraperiod allocation requirements discussed at Note 5: Income Taxes, we saw a a $714 income tax benefit for the year ended December 31, 2013 compared to income tax expense of $318 for the year ended December 31, 2012. Our 2013 results included a net-of-tax gain of $878 on sale of the bioplastics business, which was treated as discontinued operations, which we did not have a year ago.

NET SALES

Net sales for the year ended December 31, 2013 decreased $11,071, or 3.3 percent, compared to the year ended December 31, 2012. This decrease was primarily attributable to a decrease in net sales in the distillery products and other segments partially offset by increased net sales in the ingredient solutions segment.
COST OF SALES

For the year ended December 31, 2013, cost of sales decreased $7,287, or 2.4 percent, compared to the year ended December 31, 2012. For the year ended December 31, 2013, cost of sales was 93.4 percent of net sales, which generated a gross profit margin of 6.6 percent. For the year ended December 31, 2012, cost of sales was 92.5 percent of net sales, which generated a gross profit margin of 7.5 percent. Our lower overall total cost of sales was primarily due to a decrease in the cost of corn and an 82 percent reduction in the sourcing and subsequent sales of alcohol from ICP. For the year ended December 31, 2013, we saw a decrease in the average per-bushel cost of corn (exclusive of the impact related to the accounting for open commodity contracts) of 1.9 percent compared to the year ended December 31, 2012. Also contributing to the overall decrease in cost of sales was the impact of our hedging activity. A year-ago, costs of sales was reduced by a hedging gain of 2,164, compared to no hedging impact to cost of sales in the current year.

These increases to cost of sales were partially offset by an increase in raw materials costs for flour and natural gas as well as additional costs associated with an unanticipated operational issues, which included incoming power and water supply interruptions at our Atchison facility on 3 different days resulting in decreased manufacturing output compared to a year ago. During the year ended December 31, 2013, the per-pound cost of flour, and the per-million cubic foot cost of natural gas were approximately 14.7 percent and 3.0 percent higher, respectively, than the year ended December 31, 2012.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the year ended December 31, 2013 decreased by $334, or 1.3 percent, compared to the year ended December 31, 2012. The decreases in selling, general and administrative expense were primarily due to:

•	an $1,801 decrease in the year-versus-year personnel costs, which was primarily related to synergies in management of the Indiana plant,

•
a $1,478 decrease in professional fees (exclusive of proxy-related expenses) compared to the prior year. The prior year expense for professional fees related to our corporate reorganization and our acquisition of LDI's Distillery Business,

•a $971 decrease in the year-versus-year bonus expense related to our incentive programs,
•a $735 decrease in property taxes as well as miscellaneous low-dollar expense decreases.
These items which caused selling, general and administrative expenses to decrease were offset by higher costs related to:

•
A $3,701 increase in professional fees primarily related to the proxy contest and related matters. We also incurred $1,764 of expenses related to reimbursing the Cray Group for fees they incurred related to the proxy contest; and

•	Severance and related costs totaling $1,525 for the year ended December 31, 2013 compared to $0 for the year ended December 31, 2012.

GAIN ON SALE OF JOINT VENTURE INTEREST

On February 1, 2012, ICP Holdings exercised its option to purchase from the Company an additional 20 percent of the membership interest in ICP.  The sales price was $9,103 and the transaction resulted in a pre-tax gain of $4,055 for the year ended December 31, 2012.

INTEREST EXPENSE

Interest expense for the year ended December 31, 2013 increased $250 compared to the year ended December 31, 2012.  These increases were primarily the result of higher average daily revolving credit facility balance and interest rate thereon compared to a year ago.

EQUITY METHOD INVESTMENT LOSS

ICP

For the year ended December 31, 2013, ICP had a loss of $837. With a 30 percent allocation of net loss for the year ended December 31, 2013, our portion of the net loss was $251. For the year ended December 31, 2012, ICP had a net loss of $1,539. As a 50 percent owner for the month of January 2012 and a 30 percent owner for the months of February through June 2012, our portion of the net loss was $327.

D.M. Ingredients, GmbH (“DMI”)

For the years ended December 31, 2013 and 2012, DMI had net income of $94 and $52, respectively. As a 50 percent joint venture holder, our equity in net income (loss) was $47 and $26 for the years ended December 31, 2013 and 2012, respectively.

DISCONTINUED OPERATIONS, NET OF TAX

On February 8, 2013, we sold the assets at our bioplastics manufacturing facility in Onaga, Kansas and certain assets of our extruder bio-resin laboratory located in Atchison, Kansas.  The sales price totaled $2,797 and resulted in a net of tax gain of $878 that was recognized as discontinued operations in the year ended December 31, 2013.

NET INCOME/LOSS

As the result of the factors outlined above, we experienced a net loss of $4,929 for the year ended December 31, 2013, compared to net income of $1,624 for the year ended December 31, 2012.

QUARTERLY FINANCIAL INFORMATION

Our sales have not been seasonal during the years ended December 31, 2013 and 2012. The table below shows quarterly information for the years ended December 31, 2013 and 2012.

	Quarter
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Year Ended December 31, 2013
Net sales	$86,404	$79,395	$80,171	$77,294	$323,264
Gross profit	7,229	5,281	815	7,914	21,239
Net income (loss)(1) (2) (3) (4)	1,477	280	(6,325)	(361)	(4,929)
Earnings (loss) from continuing operations per share (diluted)(7)	$—	$0.02	$(0.37)	0.01	$(0.34)
Earnings (loss) from discontinued operations per share (diluted)(1)(2)(7)	$0.08	$—	$—	(0.03)	$0.05

Year Ended December 31, 2012
Net sales	$86,344	$85,534	$76,107	$86,350	$334,335
Gross profit	5,579	5,916	6,060	7,468	25,023
Net income (loss) (5) (6)	1,876	(850)	418	180	1,624
Earnings (loss) from continuing operations per share (diluted)(7)	$0.10	$(0.05)	$0.02	$0.01	$0.09
Earnings (loss) from discontinued operations per share (diluted)(7)	$—	$—	$—	$—	$—

(1)
Net loss for the fourth quarter of the year ended December 31, 2013 includes $528 of income tax expense related to the gain on sale of discontinued operations. See discussion on this matter at Note 5: Income Taxes.

(2)	Net income for the first quarter of the year ended December 31, 2013 includes a $1,406 gain, net of tax, on sale of discontinued operations.

(3)
Net income (loss) for the second, third and fourth quarters of the year ended December 31, 2013 includes $259, $1,802, and $3,404, respectively of expense related to the governance, proxy dispute and related matters.

(4)	Net income (loss) for the fourth quarter of the year ended December 31, 2013 includes $1,525 of expense related to the severance costs.

(5)	Net income for the first quarter of the year ended December 31, 2012 includes a $4,055 gain on sale of joint venture interest.

(6)	Net income for the third quarter of the year ended December 31, 2012 includes an $889 gain on sale equipment that was previously impaired.

(7)
Earnings (loss) per share per quarter are calculated using the two-class method. For the quarters ended December 31, 2013, September 30, 2013, December 31, 2012 and June 30, 2012, the losses were fully allocated common stock.

LIQUIDITY AND CAPITAL RESOURCES

Our principal uses of cash in the ordinary course of business are for the cost of raw materials and energy used in our production processes, salaries, and capital expenditures.   Generally, during periods when commodities prices are rising, our operations require increased use of cash to support inventory levels.  Our principal sources of cash are product sales and borrowing on our revolving credit facility. At December 31, 2013 and 2012, our cash balance was $2,857 and $0, respectively, and we have used our revolving credit facility for liquidity purposes, with $23,920 remaining for additional borrowings at December 31, 2013. Historically, we also have used cash for acquisitions and received cash from investment or asset dispositions and tax refunds.

On February 8, 2013, we sold our bioplastics manufacturing business for $2,797.

     On February 1, 2012, we sold a 20 percent interest in ICP to ICP Holdings for $9,103.  The sale resulted when ICP Holdings exercised an option it acquired from Processing when ICP Holdings purchased its existing interest in ICP in 2009.

During August 2012, we amended our agreements with the third-party logistics company that contracts on our behalf with transportation companies in order that invoices from the logistics company for fees would be submitted to us on a weekly basis with 90 days to pay each invoice.  In conjunction with this amendment, we established a $2,000 letter of credit, which reduces the amount available to us under the Credit Agreement.

On February 28, 2014, the Board of Directors declared a five (5) cent dividend per share of common stock, payable to holders of record on March 17, 2014. The dividend will be paid on April 9, 2014.

On February 28, 2013, the Board of Directors declared a five (5) cent dividend per share of common stock, payable to holders of record on March 18, 2013. The dividend was paid on April 10, 2013.

On March 1, 2012, the Board of Directors declared a five (5) cent dividend per share of common stock, payable to holders of record on March 22, 2012.    The $914 dividend was paid on April 19, 2012.

We expect $4,000 to $6,000 in routine capital expenditures over the twelve month period ending December 31, 2014 related to other improvements in and replacements of existing plant and equipment and information technology. The cost to repair or replace dryers damaged in the January 2014 fire at the Lawrenceburg plant will be in addition to this number, but has not been determined yet. We anticipate these expenditures will be largely covered by insurance claim collections.  As of December 31, 2013, we had contracts to acquire approximately $469 of capital assets.

As previously discussed, we have significant professional fees and severance costs accrued at December 31, 2013, which will be cash disbursements in 2014.

We expect our sources of cash to be adequate to provide for budgeted capital expenditures and anticipated operating requirements.

The following table is presented as a summary of our liquidity and financial condition as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Cash and cash equivalents	$2,857	$—
Working capital	37,736	48,320
Amounts available under lines of credit	23,920	18,381
Credit facility, notes payable and long-term debt	23,168	32,744
Stockholders’ equity	81,603	86,827

Certain components of our liquidity and financial results were as follows:

	Year Ended December 31,
	2013	2012
Depreciation and amortization	$12,009	$11,568
Capital expenditures	6,208	9,229
Cash flows from operations	17,300	(5,026)

CASH FLOW INFORMATION

Summary cash flow information follows for:

	Year Ended December 31,
	2013	2012
Cash flows provided by (used in):
Operating activities	$17,300	$(5,026)
Investing activities	(3,411)	3,205
Financing activities	(11,032)	1,438
Increase (decrease) in cash and cash equivalents	2,857	(383)
Cash and cash equivalents at beginning of year	—	383
Cash and cash equivalents at end of year	$2,857	$—

Operating Cash Flows.  Summary operating cash flow information for the years ended December 31, 2013 and 2012, is as follows:

	Year Ended December 31,
	2013	2012
Net income (loss)	$(4,929)	$1,624
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,009	11,568
Gain on sale bioplastics manufacturing business	(1,453)	—
Gain on sale of joint venture interest	—	(4,055)
Loss/(gain) on sale of assets	47	(832)
Share based compensation	932	969
Equity in loss	204	301
Deferred income taxes, including change in valuation allowance	(152)
Changes in operating assets and liabilities:
Restricted cash	12	7,593
Receivables, net	7,511	(7,521)
Inventory	1,542	(5,450)
Prepaid expenses	(129)	261
Refundable income taxes	(224)	324
Accounts payable	2,571	(4,302)
Accounts payable to affiliate, net	(2,804)	(2,159)
Accrued expenses	3,264	593
Change in derivatives	—	(2,034)
Deferred credit	(208)	(630)
Accrued retirement health and life insurance benefits and other noncurrent liabilities	(876)	(1,081)
Other	(17)	(195)
Net cash provided by (used in) operating activities	$17,300	$(5,026)

Cash flow from operations for the year ended December 31, 2013 improved $22,326 to $17,300, from a use of cash in operations of $5,026 for the year ended December 31, 2012.  This improvement in operating cash flow was primarily driven by the activity from our receivables, inventory, accounts payable and accrued expenses. Receivables decreased $7,511 for the year ended December 31, 2013 compared to an increase of $7,521 for the year ended December 31, 2012.  The decrease in receivables was due to the timing of cash receipts and a reduction in volumes, especially related to reduced 2013 sales activity sourced from ICP.  The increase in receivables at December 31, 2012 was directly related to our acquisition of the Indiana Distillery Business, which we owned for a full year in 2012 versus 5 days in 2011. Inventory decreased $1,542 for the year ended December 31, 2013 compared to an increase of $5,450 for the year ended December 31, 2012, with a resulting change primarily due to timing of cash disbursements. Accounts payable increased $2,571 for year ended December 31, 2013 compared to a decrease of $4,302 for the year ended December 31, 2012, with a resulting change due primarily to timing of cash disbursements.  Accrued expenses increased $3,264 for the year ended December 31, 2013 compared to an increase of $593 for the year ended December 31, 2012, with the resulting change primarily due to additional accruals for professional fees and severance related costs at December 31, 2013 as well as timing of cash disbursements.

The above factors, which served to increase operating cash flow, were partially offset by decrease in earnings (after giving effect to non-cash gains of $1,453 and $4,055 in the years ended December 31, 2013 and 2012, respectively; and a $47 loss on sale of assets during the year ended December 31, 2013 compared to a $832 gain on sale of assets for the year ended December 31, 2012) and a reduction in restricted cash. For the year ended December 31, 2013, our pledge requirement decreased $12, given that we no longer have any open market positions.  This compares to a decrease in the pledge requirement of $7,593 for the year ended December 31, 2012.

Investing Cash Flows.  Net investing cash flow for the year ended December 31, 2013 was $(3,411) compared to $3,205 for the year ended December 31, 2012.  During the year ended December 31, 2013, we received proceeds of $2,797 from the sale of our bioplastics manufacturing business and we made capital investments of $6,208. During the year ended December 31, 2012, we received proceeds from the disposition of property and equipment of $3,263, and we also received proceeds of $9,103 related to the sale of a 20 percent interest in ICP.  During the year ended December 31, 2012, we made capital investments of $9,229 and we we also made a $500 expenditure to fund our portion of the capital improvements at ICP.

Financing Cash Flows.  Net financing cash flow for the year ended December 31, 2013 was $(11,032) compared to $1,438 for the year ended December 31, 2012, for a net decrease in financing cash flow of $12,470.  During the year ended December 31, 2013, we had net paydowns of $7,893 on our operating line of credit compared to net borrowings of $4,751 for the year ended December 31, 2012.  Our payments on long-term debt totaled $1,683 for the year ended December 31, 2013 compared to payments of $1,671 for the year ended December 31, 2012. We incurred $644 of loan fees during the year ended December 31, 2012, which we did not have this year. Our payments on dividends were relatively consistent as both 2013 and 2012 had a $0.05 dividend per share per share of common stock.

CAPITAL EXPENDITURES

For the year ended December 31, 2013, we made $7,883 of capital investments, of which $6,208 was a use of cash and $1,675 remained payable at December 31, 2013.  The capital investments related primarily to facility improvements and upgrades.

For the year ended December 31, 2012, we made $9,707 of capital investments, of which $9,229 was a use of cash and $478 remained payable at December 31, 2012.  The capital investments related primarily to facility improvements and upgrades.

LINE OF CREDIT

Reference is made to Note 4: Corporate Borrowings and Capital Lease Obligations and above for information on our Credit Agreement. On November 2, 2012, we entered into an Amended and Restated Credit Agreement, and ancillary documents with Wells Fargo (the “Credit Agreement”).  The Credit Agreement amends our Former Credit Agreement with the lender in all material respects. Key terms of the amended agreement are as follows:

The Credit Agreement matures on November 2, 2017 and provides for letters of credit and revolving loans with a Maximum Revolver Commitment of $55,000, subject to borrowing base limitations, generally based on the value of eligible inventory, as defined in the Credit Agreement, and accounts receivable owned by the Borrowers.  The Credit Agreement includes a possible future $5,000 fixed asset sub-line facility that increases the applicable borrowing base by up to $5,000 in the event that certain unencumbered equipment and real estate is mortgaged (e.g., the equipment and real estate at the Lawrenceburg distillery) and certain Excess Availability (as defined in the Credit Agreement) thresholds are satisfied.  Borrowings under the Credit Agreement may bear interest either on a Base Rate model or a LIBOR Rate model.  For LIBOR Rate Loans, the interest rate is equal to the per annum LIBOR Rate (based on  1, 2, 3 or 6 months) plus 2.00 – 2.50% (depending upon the average Excess Availability, as described below).  For Base Rate Loans, the interest rate shall be the greatest of (a) 1.00%, (b) the Federal Funds Rate plus 0.50%, (c) one-month LIBOR Rate plus 1.00%, and (d) Wells Fargo’s “prime rate” as announced from time to time.  The weighted average rate in effect at December 31, 2013 and 2012, was 2.52% and 2.84%, respectively.  The Credit Agreement provides for an unused line fee equal to 0.375% per annum multiplied by the difference of the total revolving loan commitment less the average outstanding revolving loans for the given period, as well as customary field examination and appraisal fees, letter of credit fees and other administrative fees.

The amount of borrowings which we may make is subject to borrowing base limitations.  As of December 31, 2013, our outstanding borrowings under this facility were $18,000, leaving $23,920 available for additional borrowings after giving effect to a $2,000 outstanding letter of credit that we have with one of our vendors.

FINANCIAL COVENANTS

Under the Credit Agreement, we must comply with the following covenants:

Financial Covenants.  For all periods in which the Excess Availability (which is the total availability for loans, less the Company’s and its subsidiaries’ trade payables aged in excess of historical levels and book overdrafts) is less than $9,625, we are required to have a Fixed Charge Coverage Ratio (“FCCR”)

[FCCR means, with respect to any fiscal period and with respect to the Company determined on a consolidated basis in accordance with GAAP, the ratio of (i) EBITDA(1) for such period minus unfinanced Capital Expenditures made (to the extent not already incurred in a prior period) or incurred during such period, to (ii) Fixed Charges for such period.]

(1) On February 12, 2014, we entered into Amendment No. 1 to Credit Agreement ("First Amendment"). The First Amendment amended and restated the definition of the term EBITDA to add back (to the Company's consolidated net earnings (or loss)) governance expenses relating to shareholder litigation incurred prior to December 31, 2013, in an aggregate amount not in excess of $5,500. For the year ended December 31, 2013, we incurred $5,465 of such expenses. Had the Company not entered into the First Amendment, the Company still would have been in compliance with its FCCR covenant at December 31, 2013.

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

Other Restrictions.  If we do not maintain Excess Availability of at least $9,625 and a Fixed Charge Coverage Ratio for the most recently ended twelve months of at least  1.20:1.00, then certain restrictions and payment limitations apply, including payment of dividends and distributions.  We are also generally prohibited from incurring any liabilities, or acquiring any assets, except for certain ordinary holding company activities as further described in the Credit Agreement.  Wells Fargo has significant lending discretion under the Credit Agreement, and may modify borrowing base and advance rates, the effect of which may limit the amount of loans that we may have outstanding at any given time.  Wells Fargo may also terminate or accelerate our obligations under the Credit Agreement upon the occurrence of various events in addition to payment defaults and other breaches, including such matters as a change of control of the Company, defaults under other material contracts with third parties, and ERISA violations..

We were in compliance with our Credit Agreement’s financial covenants at December 31, 2013 and 2012.

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

Industrial Revenue Bond.  On December 28, 2006, we engaged in an industrial revenue bond transaction with the City of Atchison, Kansas in order to receive ten-year real property tax abatement on our newly constructed office building and technical center in Atchison, Kansas. At the time of this transaction, the facilities were substantially completed and had been financed with internally generated cash flow.  We recorded the office building and technical center assets into property and equipment on the consolidated balance sheets.  Pursuant to this transaction, the City issued $7,000 principal amount of its industrial revenue bonds to us and then used the proceeds to purchase the office building and technical center from us.  The City then leased the facilities back to Processing under a capital lease, the terms of which provide for the payment of basic rent in an amount sufficient to pay principal and interest on the bonds.  Processing’s obligation to pay rent under the lease is in the same amount and due on the same date as the City’s obligation to pay debt service on the bonds which we hold. The lease permits us to present the bonds at any time for cancellation, upon which our obligation to pay basic rent would be canceled.  We do not intend to do this until their maturity date in 2016, at which time we may elect to purchase the facilities for $100 (one hundred dollars).  Because we own all outstanding bonds, management considers the debt canceled and, accordingly, no amount for our obligations under the capital lease is reflected on our balance sheet.  In connection with this transaction, we agreed to pay the city an administrative fee of $50, which is payable over 10 years.  If we were to present the bonds for cancellation prior to maturity, the $50 fee would be accelerated.

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

Operating Leases. We lease railcars and other assets under various operating leases.  For railcar leases, we are generally required to pay all service costs associated with the railcars.  Rental payments include minimum rentals plus contingent amounts based on mileage.  Rental expenses under operating leases with terms longer than one month were $2,844 and $2,485 for the years ended December 31, 2013 and 2012, respectively. Annual rental commitments under non-cancelable operating leases total $7,517 for the next 5 years ending December 31, 2018 and an additional $727 thereafter. See Note 4: Corporate Borrowing and Capital Lease Obligations for a listing of commitments, by year.

NEW ACCOUNTING PRONOUNCEMENTS

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 15: Recently Issued Accounting Pronouncements set forth in Item 8.

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

With the participation of the Interim Co-Chief Executive Officers, one of which is also the Company's Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). As a result of this assessment, management has concluded that the company’s internal control over financial reporting as of December 31, 2013 was effective.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
MGP Ingredients, Inc.:

We have audited the accompanying consolidated balance sheets of MGP Ingredients, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of MGP Ingredients, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MGP Ingredients, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Kansas City, Missouri
March 12, 2014

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012
Sales	$334,070	$338,232
Less: excise taxes	10,806	3,897
Net sales	323,264	334,335
Cost of sales (a)	302,025	309,312
Gross profit	21,239	25,023

Selling, general and administrative expenses	26,202	26,536
Other operating costs and (gains) losses on sale of assets	236	(569)
Loss from operations	(5,199)	(944)

Gain on sale of joint venture interest	—	4,055
Interest expense	(1,118)	(868)
Equity method investment loss	(204)	(301)
Income (loss) from continuing operations before income taxes	(6,521)	1,942

Provision (benefit) for income taxes	(714)	318
Net income (loss) from continuing operations	(5,807)	1,624

Discontinued operations, net of tax (Note 11)	878	—
Net income (loss)	$(4,929)	$1,624

Basic and diluted earnings (loss) per share
Income (loss) from continuing operations	$(0.34)	$0.09
Income from discontinued operations	0.05	—
Net income (loss)	$(0.29)	$0.09

Dividends per common share	$0.05	$0.05

(a)	Includes related party purchases of $9,988 and $49,891 for the years ended December 31, 2013 and 2012, respectively.

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Year Ended December 31,
	2013	2012
Net income (loss)	$(4,929)	$1,624
Other comprehensive income (loss), net of tax:
Company sponsored benefit plans:
Change in pension plans, net of tax expense of $166 and $0, respectively	250	583
Change in post employment benefits, net of tax benefit of $22 and $0, respectively	(33)	85
Change in translation adjustment on non-consolidated foreign subsidiary, net of tax expense of $8 and $0, respectively	12	7
Commodity derivative activity:
Net losses from cash flow hedges	—	(286)
Losses from cash flow hedges reclassified to cost of sales	—	186
Losses from de-designated cash flow hedges reclassified to cost of sales	—	27
Ineffective portion of cash flow hedges reclassified to cost of sales	—	200
Other comprehensive income	229	802
Comprehensive income (loss)	$(4,700)	$2,426

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)

	December 31,
	2013	2012
Current Assets
Cash and cash equivalents	$2,857	$—
Restricted cash	—	12
Receivables (less allowance for doubtful accounts: December 31, 2013 - $18; December 31, 2012 - $12)	27,821	35,325
Inventory	34,917	36,532
Prepaid expenses	848	697
Deferred income taxes	4,977	5,283
Refundable income taxes	466	242
Total current assets	71,886	78,091

Property and equipment, net of accumulated depreciation and amortization	70,244	75,391
Equity method investments	7,123	7,301
Other assets	2,076	2,388
Total assets	$151,329	$163,171

Current Liabilities
Current maturities of long-term debt	$1,557	$1,683
Accounts payable	23,107	18,860
Accounts payable to affiliate, net	1,204	4,008
Accrued expenses	8,282	5,220
Total current liabilities	34,150	29,771

Long-term debt, less current maturities	3,611	5,168
Revolving credit facility	18,000	25,893
Deferred credit	3,925	4,133
Accrued retirement health and life insurance benefits	4,423	5,096
Other non current liabilities	640	1,000
Deferred income taxes	4,977	5,283
Total liabilities	69,726	76,344

Commitments and Contingencies – See Notes 4 and 7
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 18,115,965 shares at December 31, 2013 and 2012; 17,750,421 and 17,934,233 shares outstanding at December 31, 2013 and 2012, respectively	6,715	6,715
Additional paid-in capital	8,728	7,894
Retained earnings	66,686	72,531
Accumulated other comprehensive income (loss)	(4)	(233)
Treasury stock, at cost 365,544 and 181,732 shares at December 31, 2013 and 2012, respectively	(526)	(84)
Total stockholders’ equity	81,603	86,827
Total liabilities and stockholders’ equity	$151,329	$163,171

 See Accompanying Notes to Consolidated Financial Statements

           MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2013	2012
Cash Flows from Operating Activities
Net income (loss)	$(4,929)	$1,624
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,009	11,568
Gain on sale of bioplastics manufacturing business	(1,453)	—
Gain on sale of joint venture interest	—	(4,055)
Loss/(gain) on sale of assets	47	(832)
Share based compensation	932	969
Equity in loss	204	301
Deferred income taxes, including change in valuation allowance	(152)	—
Changes in operating assets and liabilities:
Restricted cash	12	7,593
Receivables, net	7,511	(7,521)
Inventory	1,542	(5,450)
Prepaid expenses	(129)	261
Refundable income taxes	(224)	324
Accounts payable	2,571	(4,302)
Accounts payable to affiliate, net	(2,804)	(2,159)
Accrued expenses	3,264	593
Change in derivatives	—	(2,034)
Deferred credit	(208)	(630)
Accrued retirement health and life insurance benefits and other noncurrent liabilities	(876)	(1,081)
Other	(17)	(195)
Net cash provided by (used in) operating activities	17,300	(5,026)

Cash Flows from Investing Activities
Additions to property and equipment	(6,208)	(9,229)
Investments in/ advances to equity method investments	—	(500)
Proceeds from sale of bioplastics manufacturing business	2,797	—
Proceeds from sale of interest in ICP, net	—	9,103
Proceeds from disposition of property and Equipment	—	3,263
Other	—	568
Net cash provided by (used in) investing activities	(3,411)	3,205

Cash Flows from Financing Activities
Payment of dividends	(916)	(914)
Purchase of treasury stock	(540)	(84)
Loan fees incurred with borrowings	—	(644)
Principal payments on long-term debt	(1,683)	(1,671)
Proceeds from revolving credit facility	95,512	127,089
Principal payments on revolving credit facility	(103,405)	(122,338)
Net cash provided by (used in) financing activities	(11,032)	1,438

Increase (decrease) in cash and cash equivalents	2,857	(383)
Cash and cash equivalents, beginning of year	—	383
Cash and cash equivalents, end of year	$2,857	$—

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2011	$4	$6,715	$6,925	$78,953	$(1,035)	$(7,132)	$84,430
Comprehensive income:
Net income				1,624			1,624
Other comprehensive income					802		802
Dividends paid				(914)			(914)
Share-based compensation			969				969
Stock shares repurchased						(84)	(84)
Cancellation of treasury stock				(7,132)		7,132	—
Balance, December 31, 2012	$4	$6,715	$7,894	$72,531	$(233)	$(84)	$86,827
Comprehensive loss:
Net loss				(4,929)			(4,929)
Other comprehensive income					229		229
Dividends paid				(916)			(916)
Share-based compensation			834				834
Stock shares repurchased						(442)	(442)
Balance, December 31, 2013	$4	$6,715	$8,728	$66,686	$(4)	$(526)	$81,603

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

NOTE 1:	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company.  MGP Ingredients, Inc. (“Registrant” or “Company”) is a Kansas corporation headquartered in Atchison, Kansas.  It was incorporated in 2011 and is a holding company with no operations of its own.  Its principal directly-owned operating subsidiaries are MGPI Processing, Inc. (“Processing”) and MGPI of Indiana, LLC (“MGPI-I”).  Processing was incorporated in Kansas in 1957 and is the successor to a business founded in 1941 by Cloud L. Cray, Sr.  Prior to the Reorganization (discussed below), Processing was named MGP Ingredients, Inc.  MGPI-I (previously named Firebird Acquisitions, Inc.) acquired substantially all the beverage alcohol distillery assets of Lawrenceburg Distillers Indiana, LLC (“LDI”) at its Lawrenceburg and Greendale, Indiana facility (“Indiana plant”) on December 27, 2011.

On January 3, 2012, MGP Ingredients, Inc. reorganized into a holding company structure (the “Reorganization”). The Reorganization was effected through a merger (the “Merger”) of Processing with MGPI Merger Sub, Inc., which was an indirect wholly-owned subsidiary of Processing and a direct, wholly-owned subsidiary of MGPI Holdings, Inc (“Holdings”).  Holdings was formerly a direct, wholly-owned subsidiary of Processing.  Each of Holdings and MGPI Merger Sub, Inc. were organized in connection with the Merger.  Processing survived the Merger, and as a result, became a direct wholly-owned subsidiary of Holdings.  Upon completion of the Reorganization, the former holders of Processing’s common stock owned the same number of shares and same ownership percentage of Holdings as they did of Processing immediately prior to the Reorganization, Holdings replaced Processing as the public corporation, and Holdings changed its name to MGP Ingredients, Inc. The consolidated assets and liabilities of Holdings and its subsidiaries immediately after the Reorganization were the same as the consolidated assets and liabilities of Processing and its subsidiaries immediately before the effective time of the Merger.  Immediately following the Reorganization:  Holdings’ articles of incorporation and bylaws were the same in all material respects as those of Processing before the Merger, each director of Processing was a director of Holdings, and management of Holdings was the same (in all material respects) as the management of Processing prior to the Merger. Following the Reorganization, “Holdings” and “Company” refer to the same entity.  To further the holding company structure, Processing distributed three of its formerly directly owned subsidiaries, MGPI-I, D.M. Ingredients, GmbH and Midwest Grain Pipeline, Inc., to Holdings.  Processing’s other subsidiary, Illinois Corn Processing, LLC, remained a directly owned subsidiary of Processing, now 30% owned.

The Company processes flour, corn, barley and rye into a variety of products through an integrated production process.  The Company is a producer of certain distillery and ingredients products derived from grain and has three reportable segments: distillery products, ingredient solutions, and other. Effective February 8, 2013, the Company sold the assets at its bioplastics manufacturing facility in Onaga, Kansas and certain assets at its extruder-bio-resin laboratory located in Atchison, Kansas, which were included in the Company's other segment, as further described in Note 11: Operating Segments. The distillery products segment consists primarily of food grade alcohol, and to a much lesser extent, fuel grade alcohol and distillers feed. Fuel grade alcohol and distillers feed are co-products of our distillery operations.  The ingredient solutions segment products primarily consist of specialty starches, specialty proteins, commodity starches and commodity vital wheat gluten.  Included in the other segment are products comprised of plant-based biopolymers and wood-based composite resins manufactured through the further processing of certain of our proteins and starches and wood.

The Company sells its products on normal credit terms to customers in a variety of industries located primarily throughout the United States and Japan.  The Company operates plants in Atchison, Kansas, and Lawrenceburg and Greendale, Indiana.

During the second quarter of fiscal 2010, through a series of transactions, the Company formed a joint venture by contributing its former Pekin, Illinois plant to a newly formed company, Illinois Corn Processing, LLC (“ICP”), and then selling a 50 percent interest in ICP.  In 2012, the Company sold an additional 20 percent interest in ICP.  The Company purchases food grade alcohol products manufactured by ICP.  The Company produces textured wheat proteins through a toll manufacturing arrangement at a facility in the Netherlands. During December 2011, through its wholly owned subsidiary, MGPI-I, the Company acquired the beverage alcohol distillery assets (“Distillery Business”) of LDI.

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

Inventory.  Inventory includes finished goods, raw materials in the form of agricultural commodities used in the production process and certain maintenance and repair items.  Whiskey and bourbon must be aged in barrels for several years, following industry practice; all barreled whiskey and bourbon is classified as a current asset. The Company includes warehousing, insurance, and other carrying charges applicable to barreled whiskey in inventory costs.

Inventories are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventory valuations are impacted by constantly changing prices paid for key materials, primarily corn.

Derivative Instruments.  The Company applies the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) 815 – Derivatives and Hedging.  The Company recognizes all derivatives as either assets or liabilities at their fair values.  Accounting for changes in the fair value of a derivative depends on whether the derivative has been designated as a cash flow hedge and the effectiveness of the hedging relationship.  Derivatives qualify for treatment as cash flow hedges for accounting purposes when there is a high correlation between the change in fair value of the hedging instrument (“derivative”) and the related change in value of the underlying commitment (“hedged item”).  For derivatives that qualify as cash flow hedges for accounting purposes, except for ineffectiveness, the change in fair value has no net impact on earnings, to the extent the derivative is considered effective, until the hedged item or transaction affects earnings.  For derivatives that are not designated as hedging instruments for accounting purposes, or for the ineffective portion of a hedging instrument, the change in fair value affects current period net earnings.

On February 29, 2012, the Company discontinued hedge accounting and de-designated its hedge positions.  On the date a derivative contract was entered into, the Company was required to designate the derivative as a hedge of variable cash flows to be paid with respect to certain forecasted cash purchases of commodities used in the manufacturing process (“a cash-flow hedge”).  This accounting requires linking all derivatives that were designated as cash-flow hedges to specific firm commitments or forecasted transactions.  For cash flow hedging relationships during 2012 through February 28, 2012, to qualify for cash flow hedge accounting, the Company formally documented the hedging relationship and its risk management objective and strategy for undertaking the hedge transactions, the hedging instrument, the hedged item, the nature of the risk hedged, the hedging instrument’s effectiveness in offsetting the hedged risk, and a description of the method utilized to measure ineffectiveness.  The Company formally assessed, both at the hedge’s inception and on an ongoing basis, whether the derivatives that were used in hedging transactions were highly effective in offsetting changes in the expected cash flows of hedged items.  Changes in fair value of contracts that qualified as cash-flow hedges that were highly effective were marked to fair value as derivative assets or derivative liabilities with the offset recorded to accumulated other comprehensive income (loss) (“AOCI”).  Gains and losses on commodity hedging contracts were reclassified from AOCI to current earnings when the finished goods produced using the hedged item were sold.  The maximum term over which the Company hedges exposures to the variability of cash flows for commodity price risk was generally 12 months.  The ineffective portion of the change in fair value of a derivative instrument that qualifies as a cash-flow hedge was reported in current period earnings.

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

Maintenance costs are expensed as incurred. The cost of property and equipment sold, retired or otherwise disposed of, as well as related accumulated depreciation and amortization, is eliminated from the property accounts with related gains and losses reflected in the Consolidated Statements of Operations.  The Company capitalizes interest costs associated with significant construction projects.  Total interest incurred for the years ended December 31, 2013 and 2012 is noted below:

	Year Ended December 31,
	2013	2012
Interest costs charged to expense	$1,118	$870
Plus: Interest cost capitalized	108	136
Total	$1,226	$1,006

Equity Method Investments.  The Company applies the provisions of FASB ASC 810 – Consolidation, which includes a qualitative approach to identifying a controlling financial interest in a variable interest entity and determination of the primary beneficiary.

The Company accounts for its investment in non-consolidated subsidiaries under the equity method of accounting when the Company has significant influence, but does not have more than 50% voting control, and is not considered the primary beneficiary.  Under the equity method of accounting, the Company reflects its investment in non-consolidated subsidiaries within the Company’s Consolidated Balance Sheets as “Equity method investments”; the Company’s share of the earnings or losses of the non-consolidated subsidiaries are reflected as “Equity method investment loss” in the Consolidated Statements of Operations.

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

Earnings (loss) per Share.  The Company applies the provisions of FASB ASC 260 – Earnings Per Share.  Basic and diluted earnings (loss) per share are computed using the two-class method, which is an earnings allocation formula that determines net income (loss) per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings.  Per share amounts are computed by dividing net income (loss) from continuing operations attributable to common shareholders by the weighted average shares outstanding during each year or period.

Deferred Credit.  In 2001, the United States Department of Agriculture developed a grant program for the gluten industry. The Company received nearly $26,000 of grants. The funds were required to be used for research, marketing, promotional and capital costs related to value-added gluten and starch products. Funds allocated on the basis of current operating costs were recognized in income as those costs were incurred. Funds allocated based on capital expenditures are being recognized in income as the related assets are depreciated.  As of December 31, 2013 and 2012, deferred credit related to the USDA Grant was $3,043 and $3,599, respectively.  In 2012, the Lawrenceburg Conservancy District (LCD) in Greendale, IN agreed to reimburse the Company up to $1,250 of certain capital maintenance costs of a Company-owned warehouse structure that is integral to the efficacy of the LCD’s flood control system.  Certain capital maintenance activities per the agreement were completed prior to December 31, 2012 and the remaining capital maintenance activities are expected to be completed during calendar year 2014.  As of December 31, 2013 and 2012, $914 in total had been reimbursed by the LCD and was included as a deferred credit.   When the qualifying maintenance activities are completed, the deferred credit balance will be recognized in income as the related asset is depreciated.

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

Sales include customer paid freight costs billed to customers of $12,292 and $10,653 for the years ended December 31, 2013 and 2012, respectively.

Excise Taxes.  Certain sales of the Company are subject to excise taxes, which the Company collects from customers and remits to governmental authorities.  The Company records the collection of excise taxes on distilled products sold to these customers as accrued expenses.  No revenue or expense is recognized in the consolidated statements of operations related to customer-paid excise taxes.

Research and Development.  Research and development costs are expensed as incurred.  These costs totaled $2,472 and $2,344 for the years ended December 31, 2013 and 2012, respectively.

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

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $23,300 and $32,596 at December 31, 2013 and 2012, respectively. The financial statement carrying value was $23,168 and $32,744 at December 31, 2013 and 2012, respectively.  These fair values are considered Level 2 under the fair value hierarchy.

Defined Benefit Retirement Plans. The Company accounts for its defined benefit plans in accordance with FASB ASC Topic 715, Compensation – Retirement Benefits (“ASC 715”), which requires the Company to recognize in its statement of financial position either an asset or a liability for a defined benefit plan’s funded status.  The Company’s liability is included in other non current liabilities on the Consolidated Balance Sheets.

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

Other Post-retirement Benefit Plan. The Company accounts for its post–retirement benefit plan in accordance with ASC 715, which requires the Company to recognize in its statement of financial position either an asset or a liability for a postretirement plan’s funded status.  The Company’s liability is included in Accrued Retirement Health and Life Insurance Benefits on the Consolidated Balance Sheets.

The Company measures the obligation for other post-retirement benefits using actuarial techniques that reflect management’s assumptions for discount rate, salary increases, expected retirement, mortality, employee turnover and future increases in health care costs, which are based upon actual claims experience and other environmental and market factors impacting the costs of health care in the short and long-term. Assumptions regarding employee and retiree life expectancy are based upon the RP 2000 Combined Mortality Table. The discount rate is determined based on the rates of return on high-quality fixed income investments using the Citigroup Pension Liability Index as of the measurement date (long term rates of return are not considered because the plan has no assets).

Stock Options and Restricted Stock Awards.  The Company has share-based employee compensation plans, which are described more fully in Note 8: Employee Benefit Plans (primarily in the form of restricted stock and stock options).  The Company accounts for share-based compensation using FASB ASC 718, Compensation – Stock Compensation (“ASC 718”).  Under the provisions of ASC 718, the cost of share-based payments is recognized over the service period based on the grant date fair value of the award.    The grant date fair value for stock options is estimated using the Black - Scholes option-pricing model adjusted for the unique characteristics of the awards.

NOTE 2:	OTHER BALANCE SHEET CAPTIONS

Inventory.  Inventory consists of the following:

	December 31,
	2013	2012
Finished goods	$11,355	$14,272
Barreled distillate	10,310	9,080
Raw materials	5,183	5,959
Work in process	2,737	2,571
Maintenance materials	4,766	4,116
Other	566	534
Total	$34,917	$36,532

Property and equipment.  Property and equipment consist of the following:

	December 31,
	2013	2012
Land, buildings and improvements	$40,681	$39,509
Transportation equipment	2,793	2,360
Machinery and equipment	146,410	144,106
Construction in progress	4,803	4,544
Property and equipment, at cost	194,687	190,519
Less accumulated depreciation and Amortization	(124,443)	(115,128)
Property and equipment, net	$70,244	$75,391

Property and equipment includes machinery and equipment assets under capital leases totaling $8,376 at December 31, 2013 and 2012. Accumulated depreciation for these assets totaled $3,660 and $2,612 at December 31, 2013 and 2012, respectively.

Accrued expenses.  Accrued expenses consist of the following:

	December 31,
	2013	2012
Employee benefit plans	$821	$784
Salaries and wages	4,354	1,843
Restructuring and severance charges (Note 9)	1,277	643
Property taxes	654	512
Other accrued expenses	1,176	1,438
Total	$8,282	$5,220

NOTE 3:	EQUITY METHOD INVESTMENTS

As of December 31, 2013, the Company’s investments accounted for on the equity method of accounting consist of the following: (1) 30 percent interest in Illinois Corn Processing, LLC (“ICP”), which manufactures alcohol for fuel, industrial and beverage applications, and (2) 50 percent interest in D.M. Ingredients, GmbH, (“DMI”), which produces certain specialty starch and protein ingredients.

Processing completed a series of related transactions on November 20, 2009 pursuant to which Processing contributed its Pekin plant and certain maintenance and repair materials to a newly-formed company, ICP, and then sold 50 percent of the membership interest in ICP to Illinois Corn Processing Holdings (“ICP Holdings”), an affiliate of SEACOR.

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

Under a marketing agreement between ICP and the Company, (the “Marketing Agreement”), ICP manufactured and supplied food grade and industrial-use alcohol products for the Company, and the Company purchased, marketed and sold such products for a marketing fee.  Effective January 1, 2013, the Marketing Agreement expired. The Company continues to source product from ICP.

ICP’s term loan and revolving credit agreement with an affiliate of SEACOR expired as of December 31, 2012 and has not been renewed.  The Company has no further funding requirement to ICP.

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

Related Party Transactions

See Note 14: Related Party Transactions for discussion of related party transactions with ICP.

Realizability of ICP investment

No other than temporary impairments were recorded during the year ended December 31, 2013 and 2012 for the Company's equity method investments.

The Company’s equity in earnings (loss) is as follows:

	Year Ended December 31,
	2013	2012
ICP (30% interest) (a)	$(251)	$(327)
DMI (50% interest)	47	26
Total	$(204)	$(301)
 (a) The Company’s ownership percentage of ICP was 50 percent through February 1, 2012, when the Company sold a 20 percent interest of its investment.  From February 2, 2012 through December 31, 2013, the Company’s ownership percentage in ICP was 30 percent.

The Company’s investment in non-consolidated subsidiaries is as follows:

	December 31,
	2013	2012
ICP (30% interest) (a)	$6,653	$6,898
DMI (50% interest)	470	403
Total	$7,123	$7,301
 (a) The Company’s ownership percentage of ICP was 50 percent through February 1, 2012, when the Company sold a 20 percent interest of its investment.  From February 2, 2012 through December 31, 2013, the Company’s ownership percentage in ICP was 30 percent.

NOTE 4:	CORPORATE BORROWINGS AND CAPITAL LEASE OBLIGATIONS

Indebtedness Outstanding.  Debt consists of the following:

	December 31,
	2013	2012
Revolving Credit Agreement, 2.52% (variable interest rate)	$18,000	$25,893
Secured Promissory Note, 6.63% (variable interest rate), due monthly to July, 2016.	746	1,070
Water Cooling System Capital Lease Obligation, 2.61%, due monthly to May, 2017	4,422	5,603
Other Capital Lease Obligations, 0.61%, due monthly to October, 2013.	—	178
Total	23,168	32,744
Less current maturities of long term debt	(1,557)	(1,683)
Long-term debt	$21,611	$31,061

Credit Agreement and Former Credit Agreement.   On November 2, 2012, the Company entered into an Amended and Restated Credit Agreement, and ancillary documents with Wells Fargo (the “Credit Agreement”).  The Credit Agreement amends the Company’s Former Credit Agreement with the lender in all material respects. Key terms of the amended agreement are as follows:

The Credit Agreement matures on November 2, 2017 and provides for the provision of letters of credit and revolving loans with a Maximum Revolver Commitment of $55,000, subject to borrowing base limitations. As of December 31, 2013, our outstanding borrowings under this facility were $18,000, leaving $23,920 available for additional borrowings after giving effect to a $2,000 outstanding letter of credit that we have with one of our vendors. These limitations are generally based on the value of eligible inventory, as defined in the Credit Agreement, and accounts receivable owned by the Borrowers.  The Credit Agreement includes a possible future $5,000 fixed asset sub-line facility that increases the applicable borrowing base by up to $5,000 in the event that certain unencumbered equipment and real estate is mortgaged and certain Excess Availability (as defined in the Credit Agreement) thresholds are satisfied.

Borrowings under the Credit Agreement may bear interest either on a Base Rate model or a LIBOR Rate model.  For LIBOR Rate Loans, the interest rate is equal to the per annum LIBOR Rate (based on 1, 2, 3 or 6 months) plus 2.00% – 2.50% (depending upon the average Excess Availability, as described below).  For Base Rate Loans, the interest rate shall be the greatest of (a) 1.00%, (b) the Federal Funds Rate plus 0.50%, (c) one-month LIBOR Rate plus 1.00%, and (d) Wells Fargo’s “prime rate” as announced from time to time.  The weighted average rate in effect at December 31, 2013 and 2012, was 2.52% and 2.84%, respectively.  The Credit Agreement provides for an unused line fee equal to 0.375% per annum multiplied by the difference of the total revolving loan commitment less the average outstanding revolving loans for the given period, as well as customary field examination and appraisal fees, letter of credit fees and other administrative fees.

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

Under the Credit Agreement, the Company must comply with the following covenants:

Financial Covenants.  For all periods in which the Excess Availability (which is the total availability for loans, less the Company’s and its subsidiaries’ trade payables aged in excess of historical levels and book overdrafts) is less than $9,625, the Borrowers are required to have a Fixed Charge Coverage Ratio (“FCCR”)

[FCCR means, with respect to any fiscal period and with respect to the Company determined on a consolidated basis in accordance with GAAP, the ratio of (i) EBITDA(1) for such period minus unfinanced Capital Expenditures made (to the extent not already incurred in a prior period) or incurred during such period, to (ii) Fixed Charges for such period.]

(1) On February 12, 2014, we entered into Amendment No. 1 to Credit Agreement ("First Amendment"). The First Amendment amended and restated the definition of the term EBITDA to add back (to the Company's consolidated net earnings (or loss)) governance expenses relating to shareholder litigation incurred prior to December 31, 2013, in an aggregate amount not in excess of $5,500. For the year ended December 31, 2013, we incurred $5,465 of such expenses. Had the Company not entered into the First Amendment, the Company still would have been in compliance with its FCCR covenant at December 31, 2013.

measured on a month end trailing basis, of at least 1.10:1.00 (a) for each month-end until October 31, 2013, for the trailing months from November 1, 2012 through such date, and (b) as of each month-end commencing November 30, 2013 using a trailing twelve-month measure.  Moreover, Borrowers are required to maintain Excess Availability on a consolidated basis of at least $4,000 at all times prior to the later of (a) November 2, 2013 and (b) the last day of the first twelve month period for which Borrowers have maintained a Fixed Charge Coverage Ratio of at least 1.10:1.00. The Company was in compliance with its Credit Agreement’s financial covenants at December 31, 2013 and 2012.

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

6.63% (variable interest rate) Secured Promissory Note, due monthly to July 2016.  On July 20, 2009, Union State Bank – Bank of Atchison (“Bank of Atchison”), which previously had loaned the Company $1,500, agreed to loan Processing an additional $2,000.  The note for this loan is secured by a mortgage and security interest on the Company’s Atchison plant and equipment.  The note bears interest at 6.00% over the three year treasury index, adjustable quarterly, and is payable in 84 monthly installments of $32, with any balance due on the final installment. See Note 14: Related Party Transactions for further discussion on this related party transaction.

Leases

 Capital Lease Obligations.

Water Cooling System Capital Lease Obligation.   On June 28, 2011, Processing sold a major portion of the new process water cooling towers and related equipment being installed at its Atchison facility to U.S. Bancorp Equipment Finance, Inc. for $7,335 and leased them from U.S. Bancorp pursuant to a Master Lease Agreement and related Schedule.  Monthly rentals under the lease are $110 (plus applicable sales/use taxes, if any) and continue for 72 months with a rate of 2.61%.  Processing may purchase the leased property after 60 months for approximately $1,328, or at the end of the term for fair market value to be determined at that time.  Given this continuing involvement, the Company treated this as a financing transaction.  The lessor may, at its option, extend the lease for specified periods after the end of the term if Processing fails to exercise its purchase option.  Under the terms of the Master Lease, Processing is responsible for property taxes and assumes responsibility for insuring and all risk of loss or damage to the property.

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

Lenders having liens on the Atchison facility, including its revolving credit lender, Wells Fargo Bank, National Association, entered into mortgagee's waivers with respect to the leased property.  As described in Note 2: Other Balance Sheet Captions, this equipment is included in property, plant and equipment.

4.90% Industrial Revenue Bond Obligation.  On December 28, 2006, Processing engaged in an industrial revenue bond transaction with the City of Atchison, Kansas (the "City") pursuant to which the City (i) under a trust indenture, (“the Indenture“), issued $7,000 principal amount of its industrial revenue bonds (“the Bonds”) to Processing and used the proceeds thereof to acquire from the Company its newly constructed office building and technical innovations center in Atchison, Kansas, (“the Facilities”) and (ii) leased the Facilities back to Processing under a capital lease (“the Lease”).  The assets related to this transaction are included in property and equipment.

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

The purpose of the transaction was to facilitate certain property tax abatement opportunities available related to the constructed facilities.  The facilities acquired with bond proceeds will receive property tax abatements which terminate upon maturity of the Bonds on December 1, 2016.  The issuance of the Bonds was integral to the tax abatement process.  Financing for the Facilities was provided internally from Processing’s operating cash flow.  Accordingly, upon consummation of the transaction and issuance of the Bonds, Processing acquired all Bonds issued for $7,000, excluding transaction fees.  As a result, Processing owns all of the outstanding Bonds.  Because Processing owns all outstanding Bonds, management considers the debt canceled and, accordingly, no amount for these Bonds is reflected as debt outstanding on the Consolidated Balance Sheets as of December 31, 2013 or 2012.

Below is a summary of the financial asset and liability that are offset as of December 31, 2013 and 2012, respectively.

	(i)	(ii)	(iii) = (i) - (ii)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts offset in the Balance Sheet	Net Amounts of Assets (Liabilities) presented in the Balance Sheet
December 31, 2013:
Investment in bonds	$7,000	$7,000	$0
Capital lease obligation	$(7,000)	$(7,000)	$0

December 31, 2012:
Investment in bonds	$7,000	$7,000	$0
Capital lease obligation	$(7,000)	$(7,000)	$0

     Leases and Debt Maturities.  Processing leases railcars and other assets under various operating leases.  For railcar leases, the Company is generally required to pay all service costs associated with the railcars.  Rental payments include minimum rentals plus contingent amounts based on mileage.  Rental expenses under operating leases with terms longer than one month were $2,844 and $2,485 for the years ended December 31, 2013 and 2012, respectively. Minimum annual payments and present values thereof under existing debt maturities, capital leases and minimum annual rental commitments under non-cancelable operating leases are as follows:

			Capital Leases
Year Ending December 31,	Revolving Credit Agreement	Long-Term Debt	Minimum Lease Payments	Less Interest	Net Present Value	Total Debt	Operating Leases
2014	$—	$345	$1,316	$104	$1,212	$1,557	$2,280
2015		369	1,316	72	1,244	1,613	2,167
2016		32	1,316	39	1,277	1,309	1,699
2017	18,000	—	695	6	689	18,689	1,106
2018		—	—	—	—	—	265
Thereafter	—	—	—	—	—	—	727
Total	$18,000	$746	$4,643	$221	$4,422	$23,168	$8,244

NOTE 5:	INCOME TAXES

The provision (benefit) for income taxes from continuing operations is comprised of the following:

	Year Ended December 31,
	2013	2012
Current:
Federal	$(16)	$—
State	29	318
	13	318
Deferred:
Federal	(642)	—
State	(85)	—
	(727)	—
Total	$(714)	$318

The tax effect of pretax income or loss from continuing operations generally should be determined by a computation that does not consider the tax effects of items that are not included in continuing operations. An exception to that incremental approach is applied when there is a loss from continuing operations and income in another category of earnings (for example, extraordinary items, discontinued operations, other comprehensive income, additional paid in capital, etc.). In that situation, the tax provision is first allocated to the other categories of earnings. A related tax benefit is then recorded in continuing operations. This exception to the general rule applies even when a valuation allowance is in place at the beginning and end of the year. While the intraperiod tax allocation does not change the overall tax provision, it may result in a gross-up of the individual components, thereby changing the amount of tax provision included in each category.

Pursuant to these intraperiod allocation requirements, the Company’s provision for income taxes for the year ended December 31, 2013 has been allocated between continuing, discontinued operations, and other comprehensive income. The Company recorded an income tax benefit of $714 related to continuing operations with offsetting tax expense of $575 and $152 in discontinued operations and other comprehensive income, respectively, for the year ended December 31, 2013. Discontinued operations and other comprehensive income, net of income tax expense, for the year ended December 31, 2013 were $878 and $229, respectively. The effective tax rates for discontinued operations and other comprehensive income were 39.6% and 39.9%, respectively for the year ended December 31, 2013. The total income tax provision did not change, and continues to be impacted by the full valuation allowance on the Company's deferred tax assets.

A reconciliation of the provision for income taxes from continuing operations at the normal statutory federal rate to the provision included in the accompanying consolidated statements of operations is shown below:

	Year Ended December 31,
	2013	2012
“Expected” provision at federal statutory rate	$(2,282)	$680
State income taxes	(705)	106
Change in valuation allowance	2,222	(447)
Other	51	(21)
Provision for income taxes	$(714)	$318
Effective tax rate	11.0%	16.4%

The tax effects of temporary differences related to deferred income taxes shown on the consolidated balance sheets are as follows:

	December 31,
	2013	2012
Deferred income tax assets:
Post-retirement liability	$1,928	$2,277
Deferred income	1,568	1,651
Stock based compensation	2,106	1,857
Federal operating loss carry-forwards	12,938	11,481
Capital loss carryforward	926	2,243
State tax credits	3,022	3,022
State operating loss carry-forwards	8,277	7,638
Other	4,049	4,626
Less: valuation allowance	(11,275)	(9,053)
Gross deferred income tax assets	23,539	25,742
Deferred income tax liabilities:
Fixed assets	(17,919)	(20,180)
Equity method investment	(391)	(526)
Other	(5,229)	(5,036)
Gross deferred income tax liabilities	(23,539)	(25,742)
Net deferred income tax liability	$—	$—

The Company establishes a valuation allowance against certain deferred income tax assets if management believes, based on its assessment of historical and projected operating results and other available facts and circumstances, that it is  more-likely-than-not that all or a portion of the deferred income tax assets will not be realized.  Management reassessed the need for a valuation allowance for its deferred income tax assets.  It was determined that a valuation allowance was appropriate on its net deferred income tax assets for each year presented.

As of December 31, 2013, the Company had approximately $36,969 and $99,496 of federal and state net operating loss carry-forwards, respectively. The federal net operating loss will expire if not used in varying periods between 2028 and 2031. Due to varying state carry-forward periods, the state net operating losses and credit carryforwards will expire between calendar years 2016 and 2031. The Company has a capital loss carry-forward of $2,318 as of December 31, 2013, of which $1,843 and $475 will expire at the end of calendar years 2016 and 2018, respectively.

The Company has elected to treat interest and penalties related to tax liabilities as a component of income tax expense.  During the years ended December 31, 2013 and 2012, the Company’s activity in accrued interest and penalties was not significant.

The following is a reconciliation of the total amount of unrecognized tax benefits (excluding interest and penalties) for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012
Beginning of year balance	$445	$445
Additions for tax positions of prior years	62	—
Additions for tax positions of the current year	59	—
End of year balance	$566	$445

For each period presented, the amount of unrecognized benefits (excluding interest and penalties) that would impact the effective tax rate is approximately $29, if recognized.

The Company does not expect a significant change in the amount of unrecognized tax benefits in the next twelve months.

The Company’s federal and state income tax returns for the fiscal years ended June 30, 2010 and forward are open to examination. The amount of income taxes that the Company pays is subject to ongoing audits by federal and state taxing authorities.

NOTE 6:	EQUITY

Dividends

On March 1, 2012, the Board of Directors declared a five (5) cent dividend per share of common stock, payable to holders of record on March 22, 2012.    The $914 dividend was paid on April 19, 2012.

On February 28, 2013, the Board of Directors declared a five (5) cent dividend per share of common stock, payable to holders of record on March 18, 2013. The $916 dividend was paid on April 10, 2013.

See Note 17: Subsequent Events for dividend declaration after year end.

Capital Stock

Common Stock shareholders are entitled to elect four of the nine members of the Board of Directors, while Preferred Stock shareholders are entitled to elect the remaining five members. Three directors are elected annually for a three year term. Any vacancies on the Board are to be filled only by the stockholders and not by the Board. Stockholders holding 10% or more of the outstanding Common or Preferred Stock have the right to call a special meeting of stockholders. Common Stock shareholders are not entitled to vote with respect to a merger, dissolution, lease, exchange or sale of substantially all of the Company’s assets, or on an amendment to the Articles of Incorporation, unless such action would increase or decrease the authorized shares or par value of the Common or Preferred Stock, or change the powers, preferences or special rights of the Common or Preferred Stock so as to affect the Common Stock shareholders adversely. Generally, Common Stock shareholders and Preferred Stock shareholders vote as separate classes on all other matters requiring shareholder approval.
The Board seat vacancy resulting from Mr. Newkirk’s resignation will be filled by the new CEO to be hired in the CEO search.
Until December 18, 2014, six Board members are required to approve any sale of all or substantially all of the Company’s assets or stock or any material division thereof, any acquisition of a material nature (by asset purchase, stock purchase, merger or otherwise) of any other business, any acquisition or sale of a joint venture of a material nature, and any other acquisition or sale transaction of the Company’s assets or stock outside the ordinary course of business.
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

Reserved shares of Common Stock at December 31, 2013 were as follows:

Stock options granted but not exercised	10,000
Restricted stock to non-employees (authorized but not granted)	13,383
Restricted stock to employees and executives (authorized but not granted)	1,292,958
Total	1,316,341

Earnings (Loss) Per Share

The computations of basic and diluted earnings (loss) per share from continuing operations are as follows:

	Year Ended December 31,
	2013	2012
Continuing Operations:
Net income (loss) from continuing operations attributable to shareholders	$(5,807)	$1,624
Less: Amounts allocated to participating securities (non-vested shares and units) (i)	—	(121)
Net income (loss) from continuing operations attributable to common shareholders	$(5,807)	$1,503
Discontinued Operations:
Discontinued operations attributable to shareholders	$878	$—
Less: Amounts allocated to participating securities (nonvested shares and units) (i)	—	—
Discontinued operations attributable to common shareholders	$878	$—
Net income (loss)	$(4,929)	$1,503

Share information:
Basic weighted average common shares(ii)	17,069,455	16,951,168
Potential dilutive securities (iii)	—	—
Diluted weighted average common shares	17,069,455	16,951,168

Basic earnings (loss) per share
Income (loss) from continuing operations	$(0.34)	$0.09
Income from discontinued operations	0.05	—
Net income (loss)	$(0.29)	$0.09

Diluted earnings (loss) per share
Income (loss) from continuing operations	$(0.34)	$0.09
Income from discontinued operations	$0.05	$—
Net income (loss)	$(0.29)	$0.09

(i)
Participating securities include 569,296 and 933,887 nonvested restricted shares for the years ended December 31, 2013 and 2012, as well as 371,502 and 423,264 restricted share units for the years ended December 31, 2013 and 2012, respectively. Participating securities do not receive an allocation in periods when a loss is experienced.

(ii)
Under the two-class method, basic weighted average common shares exclude outstanding nonvested participating securities consisting of restricted share awards of 569,296 and  933,887 for the years ended December 31, 2013 and 2012, respectively.

(iii)
Potential dilutive securities have not been included in the earnings (loss) per share computation in a period when a loss is experienced. At December 31, 2013 and 2012, the Company had 10,000 and 20,000 stock options outstanding, respectively, and all were anti-dilutive.

Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Pension Plan Items	Post Employment Benefit Items	Foreign Currency Items	Total
Beginning balance	$(627)	$429	$(35)	$(233)
Other comprehensive income before reclassifications	179	339	12	530
Amounts reclassified from accumulated other comprehensive income	71	(372)	—	(301)
Net current year other comprehensive income	250	(33)	12	229
Ending balance	$(377)	$396	$(23)	$(4)

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement of Operations
Pension Plan Items:
Recognized net actuarial loss	$66	(a)
Settlement loss	52	(a)
	118	Total before tax
	(47)	Tax expense
	$71	Net of tax

Post Employment Benefit Items:
Amortization of prior service cost	$(647)	(a)
Recognized net actuarial loss	28	(a)
	(619)	Total before tax
	247	Tax benefit
	$(372)	Net of tax

Total reclassifications for the year	$(301)	Net of tax

(a) These accumulated other comprehensive income components are included in the computation of net period pension cost. See Note 8: Employee Benefit Plans for additional details.

NOTE 7:	COMMITMENTS AND CONTINGENCIES

Commitments

The Company has grain supply agreements to purchase its corn requirements for each of its Indiana plant and Atchison plant through a single supplier.  These grain supply agreements expire December 31, 2014.  At December 31, 2013, the Company had commitments to purchase corn to be used in operations through December 2014 totaling $43,415.

The Company has commitments to purchase natural gas needed in the production at fixed prices at various dates through November 2014.  The commitment for these contracts at December 31, 2013 totaled $7,548.

The Company entered into a supply contract for flour for use in the production of protein and starch ingredients.  The initial term of the agreement, as amended, expires October 23, 2015.  At December 31, 2013, the Company had purchase commitments aggregating $8,883 through September 2014.

At December 31, 2013, the Company had contracts to acquire capital assets of approximately $469.

At December 31, 2013, the Company had $2,000 outstanding from a letter of credit with a vendor, which reduced the amount otherwise available to the Company under its revolving line of credit.

Contingencies

During fiscal 2013, pursuant to the Settlement Agreement and Mutual Release (the "Settlement Agreement"), the Company entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") with Cloud L. Cray, Jr., Karen Seaberg and Thomas M. Cray (collectively, the "Cray Group") and Timothy W. Newkirk, the Company's former Chief Executive Officer, and all other members of the Board of Directors. In connection with the Settlement Agreement, the Company agreed to reimburse, within ten business days of presentment, the members of the Cray Group for all reasonable legal fees and out-of-pocket costs and expenses incurred in connection with the matters related to the proxy contest, up to an aggregate maximum cap of $1,775. The Cray Group submitted reimbursement requests for $1,764, which the Company fully accrued at December 31, 2013. Such costs are included in the caption Selling, General and Administrative Expenses on the Consolidated Statement of Operations.

There are various legal proceedings involving the Company and its subsidiaries.  Management considers that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or overall trends in results of operations of the Company.

NOTE 8:	EMPLOYEE BENEFIT PLANS

401(k) Plans.  The Company has established 401(k) profit sharing plans covering all employees after certain eligibility requirements are met.  Amounts charged to operations for employer contributions related to the plans totaled $1,004 and $773 for the years ended December 31, 2013 and 2012.

Defined Benefit Retirement Plans.  The Company sponsors two partially funded, noncontributory qualified defined benefit pension plans, which cover substantially all union employees and certain former employees. The benefits under these pension plans are based upon years of qualified credited service; however benefit accruals under the plans were frozen. The Company’s funding policy is to contribute annually not less than the regulatory minimum and not more than the maximum amount deductible for income tax purposes.  The measurement date is December 31.

During the year ended December 31, 2012 our two defined benefit retirement plans were merged together and the beneficiaries of one plan were provided the opportunity to withdraw their pension funds resulting in a lump sum benefit payment of $1,997.  Acceleration of the actuarial net losses (i.e. settlement losses) from accumulated other comprehensive income of $228 was required due to the significance of the lump sum benefit payments during 2012.

Other Post-Retirement Benefit Plan.  The Company sponsors an unfunded, contributory qualified plan that provides life insurance coverage as well as certain health care and medical benefits, including prescription drug coverage, to certain retired employees.  At December 31, 2013 the plan covered 327 participants, both active and retired. This post-retirement benefit plan is contributory and provides benefits to retirees and their spouses.  Contributions are adjusted annually.  The plan contains fixed deductibles, coinsurance and out-of-pocket limitations.  The life insurance segment of the plan is noncontributory and is available to retirees only.  During the year ended December 31, 2012, the Company made a change to the plan to terminate these health care and life insurance benefits at retirement age for non-union employees who were not at least 60 years old on September 1, 2012.  The effect of this plan change was a negative plan amendment benefit of $1,165 and $79 curtailment gain.  The negative plan amendment includes $1,021 for health care benefits and $144 for life insurance benefits.  These amounts will be recognized into income over the average remaining years of service to retirement and the average expected lifetime remaining for health care benefits and life insurance benefits, respectively.  The accounting impact for the curtailment resulted in immediate recognition of a benefit related to unamortized prior service cost of $79. The liability for such benefits was unfunded as it is the Company’s policy to fund benefits payable as they come due.

The Company funds the post retirement benefit plans on a pay-as-you-go basis, and there are no assets that have been segregated and restricted to provide for post retirement benefits.  The Company pays claims as they are submitted for the medical plan.  The Company provides varied levels of benefits to participants depending upon the date of retirement and the location in which the employee worked.  The retiree medical and life plans are available to union employees who have attained the age of 62 and rendered the required five years of service.  All health benefit plans provide company-paid continuation of the active medical plan until the retiree reaches age 65.  At age 65, the Company pays a lump sum advance premium on behalf of the retiree to the MediGap carrier of the retiree’s choice.  The employee retirement date determines which level of benefits is provided.

The Company’s measurement date is December 31.  The Company expects to contribute approximately $405, net of $29 of Medicare Part D subsidy receipts, to the plan in fiscal year 2014.

The status of the Company’s plans at December 31, 2013 and 2012, was as follows:

	Defined Benefit Retirement Plans		Post-Retirement Benefit Plan
	December 31,		December 31,
	2013	2012	2013	2012
Change in benefit obligation:
Beginning of year	$2,690	$4,884	$5,700	$6,309
Service cost	—	—	127	192
Interest cost	83	146	165	209
Actuarial loss (gain)	(241)	(300)	(558)	768
Negative plan amendment benefit	—	—	—	(1,165)
Benefits paid	(342)	(2,040)	(607)	(613)
Benefit obligation at end of year	$2,190	$2,690	$4,827	$5,700

The following table shows the change in plan assets:

	Defined Benefit Retirement Plans
	December 31,
	2013	2012
Fair value of plan assets at beginning of year	$1,720	$3,278
Actual return on plan assets	172	129
Employer contributions	—	353
Benefits paid	(342)	(2,040)
Fair value of plan assets at end of year	$1,550	$1,720

Assumptions used to determine accumulated benefit obligations as of the year-end were:

	Defined Benefit Retirement Plans		Post-Retirement Benefit Plan
	Year Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012
Discount rate	4.11%	3.19%	3.95%	2.98%
Measurement date	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

Assumptions used to determine net benefit cost for the years ended December 31, 2013 and 2012 were:

	Defined Benefit Retirement Plans		Post-Retirement Benefit Plan
	Year Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012
Expected return on Assets	7.00%	7.00%	—	—
Discount rate	3.19%	4.21%	2.98%	3.26%
Average compensation increase	n/a	n/a	n/a	n/a

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

In determining the expected rate of return on assets, the Company considers its historical experience in the plans’ investment portfolio, historical market data and long-term historical relationships, as well as a review of other objective indices including current market factors such as inflation and interest rates.

Components of net benefit cost are as follows:

	Defined Benefit Retirement Plans		Post-Retirement Benefit Plan
	Year Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012
Service cost	$—	$—	127	$192
Interest cost	83	146	165	209
Expected return on assets	(114)	(166)	—	—
Amortization of prior service cost	—	—	(647)	(227)
Prior service cost recognized due to curtailment	—	—	—	(79)
Recognized net actuarial loss	66	90	28	—
Settlement losses	52	228	—	—
Total	$87	$298	$(327)	$95

Changes in plan assets and benefit obligations recognized in other comprehensive income (loss) are as follows:

	Defined Benefit Retirement Plans		Post-Retirement Benefit Plan
	Year Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012
Net actuarial (loss) gain	$298	$265	$558	$(768)
Settlement losses	52	228	—	—
Recognized net actuarial loss	66	90	28	—
Prior service cost recognized due to negative plan adjustment	—	—	—	1,165
Prior service cost recognized due to curtailments	—	—	—	(79)
Amortization of prior service cost	—	—	(647)	(227)
Total other comprehensive income (loss), pre-tax	416	583	(61)	91
Income tax provision (benefit)	166	—	(22)	—
Total other comprehensive income (loss), net of tax	$250	$583	$(39)	$91

Amounts recognized in the Consolidated Balance Sheets are as follows:

	Defined Benefit Retirement Plans		Post-Retirement Benefit Plan
	As of December 31,		As of December 31,
	2013	2012	2013	2012
Accrued expenses	$—	$—	$(405)	$(604)
Other non-current liabilities	(640)	(970)	—	—
Accrued retirement benefits	—	—	(4,422)	(5,096)
Net amount recognized	$(640)	$(970)	$(4,827)	$(5,700)

The estimated amount that will be recognized from accumulated other comprehensive income (loss) into net periodic benefit cost during the year ended December 31, 2014 is as follows:

	Defined Benefit Retirement Plans	Post-Retirement Benefit Plan
Actuarial net loss	$(20)	$—
Net prior service credits	—	196
Net amount recognized	$(20)	$196

The assumed average annual rate of increase in the per capita cost of covered benefits (health care cost trend rate) is as follows:

	Post-Retirement Benefit Plan
	Year Ended December 31,
	2013		2012
	Pre-Age 65	Age 65 and older	Pre-Age 65	Age 65 and older
Health care cost trend rate	8.00%	6.50%	8.00%	8.00%
Ultimate trend rate	5.00%	5.00%	5.00%	5.00%
Year rate reaches ultimate trend rate	2027	2021	2024	2024

A one percentage point increase (decrease) in the assumed health care cost trend rate would have increased (decreased) the accumulated benefit obligation by $263 ($238) at December 31, 2013, and the service and interest cost would have increased (decreased) by $24 ($21) for the year ended December 31, 2013.

As of December 31, 2013, the following expected benefit payments (net of Medicare Part D subsidiary for Post-Retirement Benefit Plan Payments), and the related expected subsidy receipts which reflect expected future service, as appropriate, are expected to be paid to plan participants:

	Defined Benefit Retirement Plan	Post-Retirement Benefit Plan
	Expected Benefit Payments	Expected Benefit Payments	Expected Subsidy Receipts
2014	$124	$405	$29
2015	91	398	26
2016	222	375	25
2017	161	375	23
2018	180	416	22
2019-2023	939	2,292	84
Total	$1,717	$4,261	$209

The weighted average asset allocation by asset category is as follows:

	Defined Benefit Retirement Plan
	As of December 31,
Asset Category	2013	2012
Cash and cash equivalents	36%	42%
Equity Securities	47%	36%
Debt Securities	11%	13%
Other	6%	9%
Total	100%	100%

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

The Company further mitigates investment risk by rebalancing between equity and debt classes to maintain allocation parameters to be within approximately +/-10% of established targets.  This is done to handle changes in asset allocation caused by Company contributions, monthly benefit payments, and general market volatility.  At December 31, 2013, the Company held 36% of its investments in cash due to anticipated benefit payments to be made during 2014.  The following table sets forth the Company’s defined benefit retirement plan assets as of December 31, 2013, by level within the fair value hierarchy.

	Fair Value Measurements at December 31, 2013
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$556	$—	$—	$556
Equity Securities:
Domestic equity securities	566	—	—	566
International equity securities	156	—	—	156
Fixed income securities:
Investment grade domestic bonds	167	—	—	167
Other	105	—	—	105
Total	$1,550	$—	$—	$1,550

The following table sets forth the Company’s defined benefit retirement plan assets as of December 31, 2012, by level within the fair value hierarchy.

	Fair Value Measurements at December 31, 2012
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$724	$—	$—	$724
Equity Securities:
Domestic equity securities	487	—	—	487
International equity securities	135	—	—	135
Fixed income securities:
Investment grade domestic bonds	207	—	—	207
Other	167	—	—	167
Total	$1,720	$—	$—	$1,720

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

The Consolidated Statement of Operations for the years ended December 31, 2013 and 2012, reflects share-based compensation cost of $932 and $969, respectively related to these plans.

In conjunction with reorganization of the Company into a holding company structure on January 3, 2012, the new holding company adopted all of the active shareholder-approved stock plans, which are described as follows:

2004 Plan

Under the 2004 Plan, as amended, the Company may grant incentives (including stock options and restricted stock awards) for up to 2,680,000 shares of the Company’s common stock to salaried, full time employees, including executive officers.  The term of each award generally is determined by the committee of the Board of Directors charged with administering the 2004 Plan.  Under the terms of the 2004 Plan, any options granted will be nonqualified stock options, must be exercisable within ten years and must have an exercise price which is not less than the fair value of the Company’s common stock on the date of the grant.  As of December 31, 2013, no stock options and 556,900 restricted stock awards (net of forfeitures) remained outstanding under the 2004 Plan.

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

In connection with the Reorganization, the 2004 Plan was amended to provide for grants in the form of restricted stock units.  The awards entitled participants to receive shares of stock following the end of a 5 year vesting period.  Full or pro rata accelerated vesting generally may occur upon a “change in the ownership” of the Company or the subsidiary for which a participant performs services, a “change in effective control” of the Company or a “change in the ownership of a substantial portion of the assets” of the Company (in each case, generally as defined in the Treasury regulations under Section 409A of the Internal Revenue Code), or if employment of a participant is terminated as a result of death, disability, retirement or termination without cause.  Participants have no voting of dividend rights under the awards; however, the awards provide for payment of cash dividend equivalents when dividends are paid to stockholders.  As of December 31, 2013, 328,750 restricted stock unit awards remained outstanding under the 2004 Plan.  As of December 31, 2013, an aggregate of 1,292,958 restricted stock and restricted stock unit awards remain available for future awards under the 2004 Plan.

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

On August 8, 2013, the Board of Directors approved modification of certain provisions related to vesting for all restricted stock and restricted unit awards, awarded under the 2004 Plan. The modifications provided that a pro-rata portion of each restricted stock and restricted unit awards granted under the 2004 Plan shall, in addition to vesting in accordance with the terms previously provided therein, vest with respect to a pro-rata portion of such grant, upon the occurrence of the Employment Agreement Change in Control.  The modification applies to all employee restricted stock awards and restricted stock unit holders, not just executive officers.  The modification also provided that all restricted stock awards and restricted stock units previously awarded to employees shall vest, to the maximum extent provided under the terms of the prior restricted stock award and restricted stock unit award guidelines, upon the termination of employment by the Company without Cause.
 Directors’ Option Plan

Under the Directors Option Plan, each non-employee or “outside” director of the Company received on the day after each annual meeting of stockholders an option to purchase 2,000 shares of the Company’s common stock at a price equal to the fair market value of the Company’s common stock on such date.  Options became exercisable on the 184th day following the date of grant and expired no later than ten years after the date of grant.  Subject to certain adjustments, a total of 180,000 shares were reserved for annual grants under the Plan. The Plan expired in 2006 and no further options may be granted under it. At December 31, 2013, the directors had 10,000 outstanding options to purchase shares under the Directors’ Option Plan.

Directors’ Stock Plan

In addition to annual awards, under the Directors’ Stock Plan, which was approved by stockholders at the 2006 annual meeting, as amended, the Company may grant incentives for up to 175,000 shares of the Company’s common stock to outside directors.  The plan allows for grants to be made on the first business day following the date of each annual meeting of stockholders, whereby each non-employee director is awarded restricted stock with a fair market value as determined on such first business day following the annual meeting.  The shares awarded become fully vested upon the occurrence of one of the following events  (1) the third anniversary of the award date, (2) the death of the director, or (3) a change in control, as defined in the Plan.  The Human Resources and Compensation Committee may allow accelerated vesting in the event of specified terminations.

In connection with the Reorganization, the Directors’ Stock Plan was amended to provide for grants in the form of restricted stock units instead of restricted shares.  As of December 31, 2013, 106,923 restricted stock awards (vested and non-vested, net of forfeitures) had been granted under the Directors’ Stock Plan.  In contrast to restricted stock awards, shares will not be issued (and participants will not have voting or dividend rights) before awards vest and are issued.  However, the Directors’ Stock Plan provides for the payment of “dividend equivalents” in the terms of such awards.  As of December 31, 2013, 54,694 restricted stock units had been granted under the Directors’ Stock Plan.  As of December 31, 2013, 13,383 restricted stock units remain available for future awards under the Directors’ Stock Plan.

Salaried Plan

Under the Salaried Plan, the Company was authorized to grant stock incentives for up to 600,000 shares of the Company’s common stock to full-time salaried employees.  The Salaried Plan provides that the amount, recipients, timing and terms of each award be determined by the Committee of the Board of Directors charged with administering the Salaried Plan.  Under the terms of the Salaried Plan, options granted could be either nonqualified or incentive stock options and the exercise price could not be less than the fair value of the Company’s common stock on the date of the grant.  At December 31, 2013, the Company had no remaining outstanding incentive stock options under the Salaried Plan.  These options originally had ten-year terms and have exercise prices equal to fair market value of the Company’s common stock as of the date of grant.  On March 5, 2008 the period in which the Company could make awards under the Plan expired and no further awards may be made under the Plan.

Stock Options.  The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model.  For the years ended December 31, 2013 and 2012, no options have been granted.

A summary of the status of stock options awarded under the Company’s stock option plans as of December 31, 2013 and 2012 is presented below:

	Year Ended December 31,
	2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	20,000	$9.30	42,000	$6.98
Granted	—	—	—	—
Canceled/Forfeited	(10,000)	8.69	(22,000)	4.88
Exercised			—	—
Outstanding at end of year	10,000	$9.91	20,000	$9.30

At December 31, 2013, the aggregate intrinsic value of stock options outstanding and exercisable was $0. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s average closing stock price on the last ten trading days of the related fiscal period and the exercise price, multiplied by the number of related in-the-money options) that would have been received by the option holders had they exercised their options at the end of the period.  This amount changes based on the market value of the Company’s common stock.

Restricted Stock.  A summary of the status of restricted stock awarded under the Company’s restricted stock plans at December 31, 2013 and 2012 and changes during the periods then ended is presented below:

	Year Ended December 31,
	2013		2012
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Non vested balance at beginning of year	933,887	$6.22	1,199,661	$6.26
Granted	60,805	4.88	—	—
Forfeited	(181,687)	5.11	(181,696)	5.97
Vested	(243,709)	8.95	(84,078)	7.33
Non vested balance at end of year	569,296	$5.26	933,887	$6.22

During the years ended December 31, 2013 and 2012, the total fair value of restricted stock awards vested was $2,182 and $616, respectively.  As of December 31, 2013 there was $922 of total unrecognized compensation costs related to stock awards.  These costs are expected to be recognized over a weighted average period of approximately 1.7 years.

Restricted Stock Units.  A summary of the status of restricted stock units awarded under the Company’s restricted stock plans at December 31, 2013 and 2012 is presented below.

	Year Ended December 31,
	2013		2012
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Non vested balance at beginning of year	423,264	$4.29	—	$—
Granted	33,822	5.13	432,264	4.33
Forfeited	(71,223)	4.31	(9,000)	5.92
Vested	(14,361)	5.07	—	—
Non vested balance at end of year	371,502	$4.34	423,264	$4.29

During the years ended December 31, 2013 and 2012, the total fair value of restricted stock unit awards vested was $72 and $0, respectively. As of December 31, 2013 there was $1,011 of total unrecognized compensation costs related to restricted stock unit awards.  These costs are expected to be recognized over a weighted average period of approximately 2.9 years.

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

In the final month of each plan year, the HRCC may use projections of MEP and MEP growth performance to determine estimated annual incentive compensation payments to participants where the HRCC wishes to make a 90% payment in such final month (a “December Payment”).  After the financial results for the plan year are available, the annual incentive compensation payment of those participants who received a December Payment will be calculated and a true-up payment for any remainder will be paid.  In the event that a December Payment is in excess of the finally determined amount of actual incentive compensation, the participant is required to pay to the Company the amount of such excess payment within 15 days of the Company’s demand and the Company may elect to set-off any amount it otherwise owes to the participant by the amount of such excess. For the year ended December 31, 2013 there have been no payments related to the 2013 Annual Cash Incentive Plan and as of December 31, 2013, $3,111 was recorded in accrued expense on the consolidated balance sheet.

For 2012, growth in MEP was measured from calendar year 2011.  For 2012, the HRCC estimated that the MEP improvement was substantially more than 100% of target.  A December Payment equal to 90% of the incentive compensation payable of the MEP improvement at 100% was paid under the plan and the remaining 10% was paid in March 2013. For the six month transition period ended December 31, 2011, the target for growth in MEP was 50% of the increase amount that was targeted for fiscal 2011.  The Company did not exceed its targeted growth in MEP of $1,500 for the six month transition period ended December 31, 2011, and no incentive was paid for the six month transition period ended December 31, 2011.  For the year ended June 30, 2011, the growth in MEP was measured against fiscal 2010.  The Company did not exceed its targeted growth in MEP of $3,000 in fiscal 2011, and no annual incentive was paid for fiscal 2011.

Amounts expensed under the annual cash incentive plan totaled $3,111 and $2,911, for the years ended December 31, 2013 and 2012, respectively.

New Employment Agreements. On August 8, 2013, the Company entered into new employment agreements (the “Employment Agreements”) with its then President and Chief Executive Officer, Timothy W. Newkirk; Vice President of Finance and Chief Financial Officer, Donald P. Tracy; and certain other executives (each, an “Executive” and collectively, the “Executives”).  The new Employment Agreements do not affect the compensation paid to the Executives in fiscal 2012 or prior fiscal years.
      The Employment Agreements provide that in the event the Executive is terminated by the Company without Cause or the Executive terminates his employment with the Company or its successor for Good Reason, the Executive shall be entitled to: (1) all previously earned and accrued but unpaid Base Salary up to the date of such termination; (2) severance pay in the amount equal to 12 months of Base Salary paid in equal installments over a 12 month period; (3) a lump sum payment equal to the mean of payments under any short-term incentive or annual bonus plan maintained by the Company during each of the three calendar years prior to the year in which such termination occurs (or fewer calendar years if the Executive has not been a participant in the Company’s annual or short-term incentive bonus plan for the entirety of each such three prior calendar years); (4) for the 12 month period following the Executive’s termination of employment or such shorter period of time that the Executive or any of his dependents is eligible for and elects COBRA continuation coverage, the Executive’s cost of coverage shall be the employee contribution rate, with employer portions of premiums paid on an after-tax basis.
     If prior to but in connection with an Employment Agreement Change in Control (as defined in the Employment Agreements) or during the 18 month period following an Employment Agreement Change in Control (i) the Executive’s employment with the Company or its successor is terminated by the Company or its successor without Cause or (ii) the Executive terminates his employment with the Company or its successor for Good Reason, the Executive shall be entitled to: (1) all previously earned and accrued but unpaid Base Salary up to the date of such termination; (2) severance pay in an amount equal to 18 months of Base Salary paid in equal installments over an 18 month period; (3) a lump sum payment equal to one and one-half times the mean of payments under any short-term incentive or annual bonus plan maintained by the Company during each of the three calendar years prior to the year in which such termination occurs (or fewer calendar years if the Executive has not been a participant in the Company’s annual or short-term incentive bonus plan for the entirety of each such three prior calendar years); and (4) for such period of time that the Executive or  any of the Executive’s dependents is eligible for and elects COBRA continuation coverage, the Executive’s cost of coverage shall be the employee contribution rate, with employer portions of premiums paid on an after-tax basis.
See Note 9: Restructuring and Severance Costs for additional information.

NOTE 9:	RESTRUCTURING AND SEVERENCE COSTS

During fiscal 2009, the Company restructured its business, resulting in the accruals for various restructuring activities including severance costs and lease termination charges among other items.

On December 3, 2013, the Company entered into a Settlement and Mutual Release Agreement (“Settlement Agreement”), pursuant to which the Company terminated its Chief Executive Officer and President, Timothy W. Newkirk. In connection with the Settlement Agreement, the Company agreed to pay Mr. Newkirk severance costs totaling $714. The Company also entered into a Transition Services Agreement (the “Services Agreement”), which obliges the Company to pay Mr. Newkirk up to $201, exclusive of out-of-pocket expenses. All such costs have been expensed during fiscal 2013.

Certain other members of senior management were also terminated in fiscal 2013, which totaled $587 of severance costs at December 31, 2013. All such costs have been expensed during fiscal 2013.

Activity related to restructuring and severance costs was as follows:

	Year Ended December 31,
	2013	2012
Balance at beginning of year	$484	$915
Provision for additional expense*	1,525	—
Payments and adjustments	(732)	(431)
Balance at end of year	$1,277	$484
* Severance costs are included in the caption Selling, General and Administrative Expenses on the Consolidated Statement of Operations.

NOTE 10:	CONCENTRATIONS

Significant customers.  For the year ended December 31, 2013, the Company did not have sales to any individual customer that accounted for more than 10 percent of consolidated net sales.  During the year ended December 31, 2013, the Company’s ten largest customers accounted for approximately 44 percent of consolidated net sales.

For the year ended December 31, 2012, the Company did not have sales to any individual customer that accounted for more than 10 percent of consolidated net sales.  During the year ended December 31, 2012, the Company’s ten largest customers accounted for approximately 36 percent of consolidated net sales.

Significant suppliers. For the year ended December 31, 2013, the Company had purchases from one grain supplier that approximated 50 percent of consolidated purchases.  In addition, the Company’s 10 largest suppliers accounted for approximately 77 percent of consolidated purchases.

For the year ended December 31, 2012, the Company had purchases from one grain supplier that approximated 42 percent of consolidated purchases.  In addition, the Company’s 10 largest suppliers accounted for approximately 86 percent of consolidated purchases.

Workforce subject to collective bargaining.  As of December 31, 2013, the Company had 268 employees. A collective bargain agreement covering 98 employees at the Atchison plant expires on August 31, 2014. Another collective bargaining agreement covering 47 employees at the Indiana plant expires on December 31, 2017. As of December 31, 2012, the Company had 267 employees, 142 of whom are covered by collective bargaining agreements with two labor unions.  The agreements, which expire December 31, 2017 and August 31, 2014, cover employees at the Indiana plant and Atchison plant, respectively.

NOTE 11:	OPERATING SEGMENTS

As of December 31, 2013, the Company’s operations were classified into three reportable segments:  distillery products, ingredient solutions and other. On February 8, 2013, the Company sold all of the assets included in its other segment, or its bioplastics manufacturing business, including all of the Company’s assets at its bioplastics manufacturing facility in Onaga, Kansas and certain assets of the Company’s extruder bio-resin laboratory located in Atchison, Kansas.  The sale was initiated by the buyer and, up until near the time of close, there was uncertainty that the buyer would obtain financing.  The sales price totaled $2,797 and resulted in a gain, net of tax, of approximately $878 that was recognized as a gain on sale of discontinued operations for the year ended December 31, 2013. The remaining income statement activity for the year ended December 31, 2013 and 2012 are not presented as discontinued operations due to their immateriality relative to the consolidated financial statements as a whole.

The distillery products segment consists of food grade alcohol, along with fuel grade alcohol and distillers feed, which are by-products of our distillery operations. Ingredient solutions consists of specialty starches and proteins, commodity starch and vital wheat gluten (commodity protein).  The other segment products were comprised of resins and plant-based polymers and composites manufactured through the further processing of certain of our proteins and starches and wood.

Operating profit (loss) for each segment is based on net sales less identifiable operating expenses.  Non-direct selling, general and administrative expenses, interest expense, earnings from our equity method investments and other general miscellaneous expenses have been excluded from segment operations and classified as Corporate.  Receivables, inventories and equipment have been identified with the segments to which they relate.  All other assets are considered as Corporate.

	Year Ended December 31,
	2013	2012
Net sales to customers:
Distillery products	$264,098	$276,690
Ingredient solutions	58,967	56,488
Other(i)	199	1,157
Total	$323,264	$334,335

Depreciation and amortization:
Distillery products	$8,209	$5,662
Ingredient solutions	2,322	2,427
Other(i)	21	244
Corporate	1,457	3,235
Total	$12,009	$11,568

Income (loss) from continuing operations before income taxes:
Distillery products	$11,987	$14,874
Ingredient solutions	4,503	5,217
Other(i)	(90)	(429)
Corporate	(22,921)	(21,775)
Gain on sale of joint venture interest (ii)	—	4,055
Total	$(6,521)	$1,942

(i)	Assets from this segment were sold February 8, 2013 as previously described.

(ii)
The Company’s management reporting does not assign or allocate special charges to the Company’s operating segments.  For purposes of comparative analysis, gain on sale of joint venture interest for the year ended December 31, 2012 has been excluded from the Company’s segments.

	December 31,
	2013	2012
Identifiable Assets
Distillery products	$97,875	$107,140
Ingredient solutions	24,954	27,038
Other(i)	—	1,247
Corporate	28,500	27,746
Total	$151,329	$163,171
 (i)Assets from this segment were sold February 8, 2013 as previously described.

Information about the Company's capital expenditures, by segment, is as follows:

	Year Ended December 31,
	2013	2012
Distillery products	$5,594	$7,422
Ingredient solutions	1,110	1,078
Other (i)	—	20
Corporate	1,179	1,187
Total	$7,883	$9,707
(i) Significant assets from this segment were sold February 8, 2013 as previously described.

Revenue from foreign sources totaled $12,665 and $18,957, for the years ended December 31, 2013 and 2012, respectively, and is largely derived from Japan and Canada.  There is an immaterial amount of assets located in foreign countries.

NOTE 12:	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2013	2012
Non-cash investing and financing activities:
Purchase of property and equipment in Accounts Payable	$1,675	$478
Additional cash payment information:
Interest paid	1,286	928
Income tax (paid)/ refunds received	(254)	293

NOTE 13:	DERIVATIVE INSTRUMENTS

Derivative Instruments.  Certain commodities the Company uses in its production process are exposed to market price risk due to volatility in the prices for those commodities.  The Company used financial derivative instruments to reduce exposure to market risk in commodity prices, primarily corn, through a combination of forward purchases, long-term contracts with suppliers and exchange traded commodity futures and options contracts.  Specifically, the Company will sold put options on commodity futures at exercise prices that were deemed attractive to the Company and use the premiums received to reduce the overall cost of inputs utilized in the production process.  During 2012 through February 2012, management applied hedge accounting for qualifying derivative contracts. In February 2012, the Company made the decision to close out of the corn futures contracts designated as cash flow hedges prior to their scheduled delivery and simultaneously de-designated 100 percent of these cash flow hedges at that time.  As of December 31, 2013 and 2012, the Company has no futures contracts designated as cash flow hedges.

During 2012, the Company entered into a grain supply contract for its Indiana and Atchison facilities that permits the Company to purchase corn for delivery up to 12 months into the future, at negotiated prices.  The pricing for these contracts is based on a formula using several factors.  The Company has determined that the firm commitments to purchase corn under the terms of these new contracts meet the normal purchases and sales exception as defined under ASC 815, Derivatives and Hedging, and has excluded the fair value of these commitments from recognition within its consolidated financial statements until the actual contracts are physically settled.

Derivatives Not Designated as Hedging Instruments

The Company’s production process involves the use of natural gas and raw materials, including corn and flour.  The contracts for raw materials and natural gas range from monthly contracts to multi-year supply arrangements; however, because the quantities involved have always been for amounts to be consumed within the normal production process, the Company has determined that these contracts meet the normal purchases and sales exception as defined under ASC 815, Derivatives and Hedging, and have excluded the fair value of these commitments from recognition within its financial statements until the actual contracts are physically settled.   See Note 7: Commitments and Contingencies for discussion on the Company’s corn, flour and natural gas purchase commitments.

The following table provides the gain or (loss) for the Company’s commodity derivatives not designated as hedging instruments and where it was recognized in the Consolidated Statements of Operations.

		Year Ended
	Classified	2013	2012
Commodity derivatives	Cost of sales	$—	$2,173

During 2012, the Company bought and sold derivative instruments to manage market risk associated with ethanol purchases, including ethanol futures and options contracts, in order to mitigate risks associated with the Company’s investment in ICP.  At December 31, 2013 and 2012, the Company had no ethanol derivative contracts outstanding.

Derivatives Designated as Cash Flow Hedges

The Company, in 2012 through February 2012, used futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  As previously discussed, in connection with the Company’s new grain supply agreements, the Company de-designated its cash flow hedges in fiscal 2012 and had no corn futures at December 31, 2013 and 2012.

	Amounts of Gains (Losses) Recognized in OCI on Derivatives			Amount of Gains (Losses) Reclassified from AOCI into Earnings
Derivatives in Cash Flow Hedging Relationship	Year Ended December 31,		Location of Losses Reclassified from AOCI into Income	Year Ended December 31,
	2013	2012		2013	2012
Commodity derivatives	$—	$(286)	Cost of sales	$—	$(413)

During the year ended December 31, 2012, the Company de-designated 100 percent of its cash flow hedges, which resulted in a reclassification of a $27 loss from AOCI into current period earnings.  The Company also reclassified $200 of net losses deferred in AOCI, prior to the de-designation, to cost of sales as a result of cash flow hedge ineffectiveness.

NOTE 14:	RELATED PARTY TRANSACTIONS

Information related to the Company’s related party transactions is as follows:

Transactions with ICP and ICP Holdings

The Company has various agreements with ICP and ICP Holdings, including a Contribution Agreement, an LLC Interest Purchase Agreement, a Limited Liability Company Agreement and a Marketing Agreement.   Effective January 1, 2013, the Marketing Agreement expired.  The Company sourced significantly less product from ICP in fiscal 2013 than we did in fiscal 2012.

As of December 31, 2013 and 2012, the Company recorded $1,204 and $4,008, respectively, of amounts due to ICP that are included in the Accounts payable to affiliate, net, caption on the accompanying Consolidated Balance Sheets and purchased approximately $7,736 and $48,611, respectively, of product from ICP during the years ended December 31, 2013 and 2012, respectively, that is included in the Cost of sales caption on the Consolidated Statements of Operations.

As of December 31, 2013, Randy M. Schrick serves as the Interim Co-Chief Executive Officer and Vice President of Engineering of the Company and served as President of ICP from November 2009 to December 2011.

Proxy contest and related matters

As previously disclosed in Note 7: Commitments and Contingencies, pursuant to the Settlement Agreement and the Services Agreement, the Company accrued $915 for costs that will be paid to the Company's former Chief Executive Officer and President, Timothy W. Newkirk. In connection with the Settlement Agreement, the Company also agreed to reimburse, within ten business days of presentment, the members of the Cray Group for all reasonable legal fees and out-of-pocket costs and expenses incurred in connection with the matters related to the proxy contest, up to an aggregate maximum cap of $1,775. The Cray Group submitted reimbursement requests for $1,764, which the Company fully accrued at December 31, 2013.

Long term debt

On July 20, 2009, Union State Bank - Bank of Atchison (“Bank of Atchison”), which previously loaned the Company $1,500, agreed to lend the Company an additional $2,000.  The Company’s former President and Chief Executive Officer, Mr. Newkirk, is a director of the Bank of Atchison.  At December 31, 2013 and 2012, the Company had $746 and $1,070 outstanding, respectively, on a 6.63% Secured Promissory Note, due monthly to July 2016.

NOTE 15:	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. When a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available, or the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The Company does not anticipate the adoption of these amendments, which are effective for the Company for the fiscal year beginning on January 1, 2014, will have a material impact on our consolidated results of operations, financial condition or cash flows.

NOTE 16:	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year Ended December 31, 2013 (1) (2) (3) (4)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data amounts)
Sales	$80,936	$80,709	$83,707	$88,718
Less: excise taxes	3,642	538	4,312	2,314
Net sales	77,294	80,171	79,395	86,404
Cost of sales	69,380	79,356	74,114	79,175
Gross profit	7,914	815	5,281	7,229

Selling, general and administrative expenses	8,797	6,760	4,770	5,875
Other operating costs and (gains) losses on sale of assets	177	1	—	58
Income (loss) from operations	(1,060)	(5,946)	511	1,296

Interest income (expense), net	(289)	(269)	(277)	(283)
Equity in earnings (loss)	758	(91)	71	(942)
Income (loss) from continuing operations before income taxes	(591)	(6,306)	305	71

Provision (benefit) for income taxes	(758)	19	25	—
Net income (loss) from continuing operations	167	(6,325)	280	71

Discontinued operations, net of tax (Note 11)	(528)	—	—	1,406
Net income (loss)	$(361)	$(6,325)	$280	$1,477

Basic and diluted earnings (loss) per share(5)
Income (loss) from continuing operations	$0.01	$(0.37)	$0.02	$—
Income from discontinued operations	$(0.03)	$—	$—	$0.08
Net income (loss)	$(0.02)	$(0.37)	$0.02	$0.08

Dividends per common share	$—	$—	$—	$0.05

(1)	Net loss for the fourth quarter includes $528 of income tax expense related to the gain on sale of discontinued operations. See discussion on this matter at Note 5: Income Taxes.

(2)	Net income for the first quarter includes a $1,406 gain, net of tax, on sale of discontinued operations.

(3)	Net income (loss) for the second, third and fourth quarters include $259, $1,802, and $3,404, respectively of expense related to the governance, proxy dispute and related matters.

(4)	Net income (loss) for the fourth quarter includes $1,525 of expense related to the severance costs.

(5)	For the third and fourth quarters, under the two class method, the losses were fully allocated common stock.

	Year ended December 31, 2012(1) (2)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data amounts)
Sales	$86,350	$76,189	$87,263	$88,430
Less: excise tax	—	82	1,729	2,086
Net sales	86,350	76,107	85,534	86,344
Cost of sales	78,930	70,047	79,618	80,717
Gross profit	7,420	6,060	5,916	5,627

Selling, general and administrative	6,466	6,037	6,285	7,748
Other operating costs and (gain) loss on sale of assets, net	(16)	(851)	176	122
Income (loss) from operations	970	874	(545)	(2,243)

Gain on sale of joint venture interest	—	—	—	4,055
Other income (expense), net	(1)	(1)	2	2
Interest expense	(158)	(225)	(232)	(255)
Equity in earnings (loss)	(465)	(130)	(143)	437
Income (loss) from continuing operations before income taxes	346	518	(918)	1,996

Provision (benefit) for income taxes	166	100	(68)	120
Net income (loss) from continuing operations	180	418	(850)	1,876

Discontinued Operations, net of tax (Note 11)	—	—	—	—
Net income (loss)	$180	$418	$(850)	$1,876

Basic and diluted earnings (loss) per share data(3)
Income from continuing operations	$0.01	0.02	(0.05)	0.10
Income from discontinued operations	—	—	—	—
Net income (loss)	$0.01	0.02	(0.05)	0.10

Dividends per Common Share	$—	$—	$—	$0.05
(1) Net income for the first quarter includes a $4,055 gain on sale of joint venture interest.
(2) Net income for the third quarter includes an $889 gain on sale equipment that was previously impaired.
(3) For the second quarter, under the two class method, the loss was fully allocated common stock.

NOTE 17:	SUBSEQUENT EVENTS

Termination of Executives

Donald G. Coffey, Ph.D (Vice President, Research, Development and Innovation) and Scott B. Phillips (Vice President, Supply Chain Operations) left the Company on January 3, 2014 and January 6, 2014, respectively. The associated severance costs of $587 were recorded in 2013.

Business Interruption

During January 2014, the Company experienced a small fire at our Indiana plant.  The fire damaged equipment in the Company's feed dryer house, and caused a temporary loss of production in January but did not impact the Company's or customer owned warehoused inventory. The Indiana plant was back in operation and by the end of February the Company was at pre-fire production capacity. The Company is currently working with its insurance carrier to determine the coverage for equipment damage and business interruption losses. The net book value of equipment damaged was approximately $200.

Amendment to Credit Agreement

On February 12, 2014, the Company entered into a First Amendment to its Credit Agreement. The First Amendment amended and restated the definition of the term EBITDA as further described in Note 4: Corporate Borrowings and Capital Lease Obligations.

Dividend Declaration

On February 28, 2014, the Board of Directors declared a five (5) cent dividend per share of common stock. The dividend will be paid on April 9, 2014 to common stockholders of record on March 17, 2014.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of our fiscal year, our Interim Co-Chief Executive Officers, one of which is also our Chief Financial Officer, have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Interim Co-Chief Executive Officers have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Interim Co-Chief Executive Officers, as appropriate to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROLS

There has been no change in the Company’s internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect MGP Ingredients, Inc.’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the information under Election of Directors, Corporate Governance and Committee Reports -  The Board; Standing Committees; Meetings; Independence, Corporate Governance and Committee Reports- Audit Committee, and Section 16(a) Beneficial Ownership Reporting Compliance of the Proxy Statement.

The Company has adopted a code of ethics that applies to all its employees, including the principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy is filed as an exhibit to this report.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference to the information in Executive Compensation and Other Information, Corporate Governance and Committee Reports - The Board; Standing Committees; Meetings; Independence and Corporate Governance and Committee Reports - Compensation Committee Interlocks and Insider Participation of the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the information under Principal Stockholders of the Proxy Statement.

The following is a summary of securities authorized for issuance under equity compensation plans as of December 31, 2013:

	(A) Number of shares to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted-average of exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (*)
Equity compensation plans approved by security holders	10,000	$9.91	1,306,341
Equity compensation plans not approved by security holders	—	—	—
Total	10,000	$9.91	1,306,341

(*)  Of these securities, as of December 31, 2013, 1,292,958 shares may also be issued as performance or restricted stock awards under the terms of the Stock Incentive Plan of 2004 and 13,383 may be issued as restricted stock awards under the terms of the Directors’ Stock Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the information under Corporate Governance and Committee Reports – The Board; Standing Committees; Meetings; Independence and to the information under Related Transactions of the Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the information under Audit and Certain Other Fees Paid Accountants of the Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following financial statements are filed as part of this report:

KPMG LLPs Report on Financial Statements.

Consolidated Statements of Operations – for the Years Ended December 31, 2013 and 2012.

Consolidated Statements of Comprehensive Income (Loss) – for the Years Ended December 31, 2013, and 2012.

Consolidated Balance Sheets at December 31, 2013 and 2012.

Consolidated Statements of Changes in Stockholders’ Equity – for the Years Ended December 31, 2013 and 2012.

Consolidated Statements of Cash Flows – for the Years Ended December 31, 2013 and 2012.

             Notes to Consolidated Financial Statements.

(b)           Financial Statement Schedules:

As a smaller reporting company, we are not required to provide financial statement schedules in this Form 10-K.

(d)           The exhibits required by Item 601 of Regulation S-K are set forth in the Exhibit Index below.

EXHIBIT LIST

2.1
Agreement of Merger and Plan of Reorganization, dated as of January 3, 2012, by and among MGPI Processing, Inc. (formerly MGP Ingredients, Inc.), MGP Ingredients, Inc. (formerly MGPI Holdings, Inc.) and MGPI Merger Sub, Inc. (Incorporated by reference to Exhibit 2 of the Company’s current report on Form 8-K filed January 5, 2012 (File number 000-17196))

2.2
Asset Purchase Agreement by and among Lawrenceburg Distillers Indiana, LLC, Angostura US Holdings Limited and MGPI of Indiana, LLC, dated October 20, 2011 (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed December 28, 2011 (File number 000-17196))

2.3
Asset Purchase Agreement between MGPI Processing, Inc. and Green Dot Holdings LLC, dated January 23, 2013 (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on January 28, 2013 (File number 000-17196))

3.1.1
Articles of Incorporation of MGP Ingredients, Inc. (formerly MGPI Holdings, Inc.), as amended (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed January 5, 2012 (File number 000-17196))

3.1.2
Certificate of Amendment to Articles of Incorporation of MGP Ingredients, Inc. (formerly MGPI Holdings, Inc.) (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed January 5, 2012 (File number 000-17196))

3.2**	Amended and Restated Bylaws of MGP Ingredients, Inc.
4.1
Amended and Restated Credit Agreement dated November 2, 2012 between MGP Ingredients, Inc., MGPI Processing, Inc., MGPI Pipeline, Inc. and MGPI of Indiana, LLC and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 8, 2012 (File number 000-17196))

4.1.1
First Amendment to Amended and Restated Credit Agreement dated February 12, 2014, between Wells Fargo Bank, National Association and MGP Ingredients, Inc., MGPI Processing, Inc., MGPI Pipeline, Inc. and MGPI of Indiana, LLC (Incorporated by reference to Exhibit 10.01 of the Company Current Report filed on February 18, 2014 (File number 000-17196).

4.1.2
Amended and Restated Patent Security Agreement dated November 2, 2012 between MGPI Processing, Inc and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 8, 2012 (File number 000-17196))

4.1.3
Trademark Security Agreement dated November 2, 2012 between MGPI Processing, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on November 8, 2012 (File number 000-17196))

4.1.4
Assignment of Membership Interests dated as of July 21, 2009 between MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and Wells Fargo Bank, National Association, relating to MGPI of Indiana, LLC (formerly, Firebird Acquisitions, LLC) (Incorporated by reference to Exhibit 4.1.2 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.1.5
Stock Pledge Agreement dated as of July 21, 2009 between MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and Wells Fargo Bank, National Association, relating to stock of Midwest Grain Pipeline, Inc. (Incorporated by reference to Exhibit 4.1.3 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.1.6
Control Agreement and Assignment of Hedging Account among Wells Fargo Bank, National Association, MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and ADM Investor Services, Inc. (Incorporated by reference to Exhibit 4.1.4 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.1.7
Form of Mortgage relating to MGPI Processing, Inc.’s (formerly MGP Ingredients, Inc.) Onaga plant in favor of Wells Fargo Bank, National Association, which was filed in the same form in Pottawatomie County, Kansas (Incorporated by reference to Exhibit 4.1.7 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196)) and subsequently amended on November 2, 2012 as described in the Company’s Current Report on Form 8-K filed November 8, 2012 (File number 000-17196))

4.1.8
Amended and Restated Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated as of August 31, 2009 relating to MGPI Processing, Inc.’s (formerly MGP Ingredients, Inc.) Atchison facility in favor of Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1.6 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196)) and subsequently amended on November 2, 2012 as described in the Company’s Current Report on Form 8-K filed November 8, 2012 (File number 000-17196))

4.1.9
Form of Mortgage relating to a tract of land owned by MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) in Wyandotte County, Kansas in favor of Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1.7 above, which was filed in the same form in Wyandotte County, Kansas)

4.1.10
Consent and Release dated August 19, 2009 between Wells Fargo Bank, National Association and MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) (Incorporated by reference to Exhibit 4.1.9 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.1.11
Consent and Release dated December 21, 2009, between Wells Fargo Bank, National Association and MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) (Incorporated by reference to Exhibit 4.1.9 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2009 (File number 000-17196))

4.1.12
Consent dated December 31, 2009 from Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1.10 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2009 (File number 000-17196))

4.1.12.1
Assignment of Membership Interest to Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1.11 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2009 (File number 000-17196))

4.1.12.2
Partial Release of Collateral Agreement dated January 30, 2012 by and among Wells Fargo Bank, National Association, MGPI Processing, Inc. and MGP Ingredients (Incorporated by reference to Exhibit 4.1.11.2 of the Company’s Report on Form 10-K for the transition period from July 1, 2011 to December 31, 2011 (File number 000-17196))

4.1.13
Consent dated February 2, 2010 from Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 4.1.12 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2010 (File number 000-17196))

4.1.14
Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated
February 15, 2010 to Wells Fargo Bank, National Association, relating to MGPI Processing, Inc.’s (formerly MGP Ingredients, Inc.) Executive Office Building & Technical Center in Atchison, Kansas (Incorporated by reference to Exhibit 4.1.13 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2010 (File number 000-17196)) and subsequently amended on November 2, 2012 as described in the Company’s Current Report on Form 8-K filed November 8, 2012 (File number 000-17196))

4.1.15
Amended and Restated Bond Pledge and Security Agreement dated November 2, 2012 by and among MGPI Processing, Inc. (formerly MGP Ingredients, Inc.), Commerce Bank, as Trustee and Wells Fargo Bank, National Association relating to City of Atchison, Kansas, $7,000,000 original principal amount of Taxable Industrial Revenue Bonds, Series 2006 (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on November 8, 2012 (File number 000-17196))

4.1.16
Amended and Restated Guaranty and Security Agreement dated November 2, 2012, by and among MGP Ingredients, Inc., MGPI of Indiana, LLC, MGPI Pipeline, Inc., MGPI Processing, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed November 8, 2012 (File number 000-17196))

4.2
Commercial Security Agreement from MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) to Union State Bank of Everest dated March 31, 2009 (Incorporated by reference to Exhibit 4.5.2 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.2.1
Amendment to Commercial Security Agreement dated as of July 20, 2009 between MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and Union State Bank of Everest (Incorporated by reference to Exhibit 4.5.3 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.3
Promissory Note dated July 20, 2009 from MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) to Union State Bank of Everest in the initial principal amount of $2,000,000 (Incorporated by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.3.1
Commercial Security Agreement dated July 20, 2009 from MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) to Union State Bank of Everest relating to equipment at Atchison plant and Onaga plant (Incorporated by reference to Exhibit 4.6.1 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.3.2
Mortgage dated July 20, 2009 from MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) to Union State Bank of Everest relating to the Atchison plant (Incorporated by reference to Exhibit 4.6.2 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.4
Amended and Restated Intercreditor Agreement between Wells Fargo Bank, National Association and Union State Bank of Everest dated October 31, 2012 (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed November 8, 2012 (File number 000-17196))

4.5
Trust Indenture Dated as of December 28, 2006 relating to $7,000,000 Taxable Industrial Revenue Bonds Series 2006 (MGP Ingredients Project) (Incorporated by Reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2006 (File number 000-17196))

4.6
Lease dated as of December 28, 2006 between the City of Atchison, as Issuer and MGPI Processing, Inc. (formerly MGP Ingredients, Inc.), as tenant relating to $7,000,000 Taxable Industrial Revenue Bonds Series 2006 (MGP Ingredients Project) (Incorporated by Reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2006 (File number 000-17196))

4.7
Master Lease Agreement dated as of June 28, 2011 between U.S. Bancorp Equipment Finance, Inc. and MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and related bill of sale and Schedules #001-0018787-001 and 1166954-001-0018787-001 (Incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011(File number 000-17196))

4.7.1
Mortgagee’s Waiver executed by Union State Bank of Everest (Incorporated by reference to Exhibit 4.7.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (File number 000-17196))

4.7.2
Mortgagee’s Waiver and lien release executed by Wells Fargo Bank National Association (Incorporated by reference to Exhibit 4.7.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011(File number 000-17196))

4.8	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the Commission upon request.
10.1
Assumption Agreement, dated as of January 3, 2012, between MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and MGP Ingredients, Inc. (formerly MGPI Holdings, Inc.) (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 5, 2012 (File number 000-17196))

10.2	Amendment 1 of Consent Agreement and Final Order of the Secretary (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed May 26, 2010 (File number 000-07196))
10.3	Amendment 2 of Consent Agreement and Final Order of the Secretary (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 26, 2010 (File number 000-07196))
10.4
Contribution Agreement dated November 20, 2009 between MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and Illinois Corn Processing, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 27, 2009 (File number 000-17196))

10.5
LLC Interest Purchase Agreement dated November 20, 2009 between MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and Illinois Corn Processing Holdings LLC (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 27, 2009 (File number 000-17196))

10.6
Limited Liability Company Agreement dated November 20, 2009 between MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and Illinois Corn Processing Holdings LLC (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 27, 2009 (File number 000-17196))

10.7
LLC Interest Assignment and Purchase Agreement dated February 1, 2012 between MGPI Processing, Inc. and Illinois Corn Processing Holdings, Inc. (Incorporated by reference to Exhibit 10.51 of the Company’s Report on Form 10-K for the transition period from July 1, 2011 to December 31, 2011 (File number 000-17196))

10.8*
Copy of MGP Ingredients, Inc. 1996 Stock Option Plan for Outside Directors, as amended (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File number 333-51849))

10.9*
Copy of amendments to Options granted under MGP Ingredients, Inc. 1996 Stock Option Plan for Outside Directors (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (File number 000-17196))

10.10*
Form of Option Agreement for the grant of Options under the MGP Ingredients, Inc. 1996 Stock Option Plan for Outside Directors, as amended (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (File number 000-17196))

10.11*
Non-Employee Directors’ Restricted Stock and Restricted Unit Plan, as amended and restated (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 5, 2012 (File number 000-17196))

10.12*	Stock Incentive Plan of 2004, as amended (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statements on Form S-8 (File numbers 333-162625 & 333-119860))
10.13.1*
Short Term Incentive Plan for Fiscal Year 2010 and subsequent years (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 15, 2009 (File number 000-17196))

10.13.2*
First Amended and Restated MGP Ingredients, Inc. Short-Term Incentive Plan (For 2012 and Subsequent Years) (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 19, 2012 (File number 000-17196))

10.13.3*
First Amendment to the First Amended and Restated MGP Ingredients, Inc. Short-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 9, 2013 (File number 000-17196))

10.14	Consultation Agreement with Ladd Seaberg (Incorporated by reference to Exhibit 10.55 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

10.15*	Letter agreement with Randy Schrick (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 15, 2009 (File number 000-17196))
10.16*
Guidelines for Issuance of Fiscal 2008 Restricted Share Awards (Incorporated by reference from Ex. 10(ss) of the Company’s Annual Report on Form 10-K for the Fiscal Year ended July 1, 2007 (File number 000-17196))

10.17*
Guidelines on issuance of Fiscal 2009 Restricted Share Awards (Incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 20, 2010 (File number 000-17196))

10.18*
Guidelines on Issuance of Fiscal 2010 Restricted Share Awards (Incorporated by reference to Exhibit 10.51of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 20, 2010 (File number 000-17196))

10.19*
Guidelines on Issuance of 2011 Transition Period Restricted Stock Unit Awards (Incorporated by reference to Exhibit 10.52 of the Company’s Report on Form 10-K for the transition period from July 1, 2011 to December 31, 2011 (File number 000-17196))

10.20*
Guidelines on Issuance of Fiscal 2011 Restricted Share Awards (Incorporated by reference to Exhibit 10.48 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (File number 000-17196))

10.21*	Guidelines on Issuance of Fiscal 2012 Restricted Stock Unit Awards (Incorporated by reference to Exhibit 10.41 of the Company’s Report on Form 10-K for fiscal 2012 (File number 000-17196))
10.22* **	Guidelines on Issuance of Fiscal 2013 Restricted Stock Unit Awards
10.23*
Non-Employee Director Restricted Share Award Agreement effective October 21, 2011 of John Speirs (Similar agreements were made for the same number of shares with Michael Braude, John Byom, Cloud L. Cray, Gary Gradinger, Linda Miller, Karen Seaberg and Daryl Schaller) (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File number 000-17196))

10.24*
Agreement with Timothy Newkirk as to Award of Restricted Shares Granted Under the Stock Incentive Plan of 2004 with respect to Fiscal 2011 (Similar agreements have been made for 16,500 shares to each of the following named executive officers: Don Tracy, Randy M. Schrick, Donald Coffey and Scott Phillips) (Incorporated by reference to Exhibit 10.49 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (File number 000-17196))

10.25*
Form of Award Agreement for Fiscal 2012 Restricted Stock Unit Awards granted under the Stock Incentive Plan of 2004 (Incorporated by reference to Exhibit 10.40 of the Company’s Report on Form 10-K for fiscal 2012 (File number 000-17196))

10.26**	Form of Award Agreement for Fiscal 2013 Restricted Stock Unit Awards granted under the Non-Employee Directors’ Restricted Stock and Restricted Unit Plan
10.27*	Compensation Claw Back Policy (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 12, 2011 (File number 000-17196))
10.28.1*
Form of Indemnification Agreement between MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and its Directors and Executive Officers (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly report on Form 10-Q for the quarter ended December 31, 2006 (File number 000-17196))

10.28.2*
Form of Indemnification Agreement between MGP Ingredients, Inc. (formerly MGPI Holdings, Inc.) and its Directors and Executive Officers (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed January 5, 2012 (File number 000-17196))

10.29*
Executive Employment Agreement effective August 8, 2013 between MGP Ingredients, Inc. and Timothy Newkirk (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 9, 2013 (File number 000-17196))

10.30.1*
Executive Employment Agreement effective August 8, 2013 between MGP Ingredients, Inc. and Donald P. Tracy (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 9, 2013 (File number 000-17196))

10.30.2*
Amendment and Restatement of the Executive Employment Agreement dated December 17, 2013 between MGP Ingredients, Inc. and Donald P. Tracy ((Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 23, 2013 (File number 000-17196))

10.31*
Transition Services Agreement dated December 3, 2013 between MGP Ingredients, Inc. and Timothy Newkirk (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report filed on December 6, 2013 (File number 000-17196))

10.32
Settlement Agreement and Mutual Release dated December 3, 2013 among MGP Ingredients, Inc. and Cloud “Bud” Cray, Jr., Karen Seaberg, and Thomas M. Cray, Michael Braude, Linda Miller, Gary Gradinger, Daryl Schaller, John Speirs, and Timothy Newkirk (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 6, 2013 (File number 000-17196))

10.33
Voting Agreement dated December 3, 2013 among MGP Ingredients, Inc. and Cloud “Bud” Cray, Jr., Karen Seaberg, Thomas M. Cray, and Michael Braude, Linda Miller, Gary Gradinger, Daryl Schaller, John Speirs, and John Byom (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 6, 2013 (File number 000-17196))

14	Code of Conduct (Incorporated by reference to Exhibit 14 of the Company’s Current Report on Form 8-K filed on May 28, 2013 (File number 000-17196))
21**	Subsidiaries of the Company
23.1**	Consent of KPMG, LLP, Independent Registered Public Accounting Firm
24	Powers of Attorney executed by all officers and directors of the Company who have signed this report on Form 10-K (Incorporated by reference to the signature pages of this report)
31.1**	Interim Co-CEO Certification pursuant to Rule 13a-14(a)
31.2**	Interim Co-CEO Certification pursuant to Rule 13a-14(a)
31.3**	CFO Certification pursuant to Rule 13a-14(a)
32.1**	Interim Co-CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
32.2**	Interim Co-CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
32.3**	CFO Certification furnished pursuant to Rule 13a-14(b)
101**
The following financial information from MGP Ingredients, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012 and , (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows (and in the case of (ii), (iii), (iv) and (v)) for the year ended December 31, 2013 and the year ended December 31, 2012, and (vi) the Notes to the Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement
** Filed herewith

SIGNATURES

Pursuant to requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Atchison, State of Kansas, on this 12th day of March, 2014.

MGP INGREDIENTS, INC.

By	/s/ Donald P. Tracy
Donald P. Tracy, Interim Co-Chief Executive Officer and Vice President, Finance and Chief Financial Officer

By	/s/Randy M. Schrick
Randy M. Schrick, Interim Co-Chief Executive Officer and Vice President, Engineering

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Don Tracy and Randy Schrick each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, and to sign any and all reports of the Registrant on Form 10-K and to sign any and all amendments to such reports and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities & Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated

Name	Title	Date
/s/Don Tracy Don Tracy	Interim Co-Chief Executive Officer and Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2014
/s/Randy Schrick Randy Schrick	Interim Co-Chief Executive Officer and Vice President, Engineering	March 12, 2014
/s/John Bridendall John Bridendall	Director	March 12, 2014
/s/Cloud L. Cray, Jr. Cloud L. Cray, Jr.	Director	March 12, 2014
/s/Gary Gradinger Gary Gradinger	Director	March 12, 2014
/s/Daryl R. Schaller Daryl R. Schaller	Director	March 12, 2014
/s/ Karen Seaberg Karen Seaberg	Director	March 12, 2014
/s/Jeannie Strandjord Jeannine Strandjord	Director	March 12, 2014