Form 10-Q
period 2014-03-31
MGP INGREDIENTS INC
filed 2014-05-08
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

or

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

17,688,434 shares of Common Stock, no par value as of April 30, 2014

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as well as historical information.  All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements.  In addition, forward-looking statements are usually identified by or are associated with such words as “intend,” “plan”, “believe,” “estimate,” “expect,” “anticipate,” “hopeful,” “should,” “may,” “will”, “could”, “encouraged”, “opportunities”, “potential” and/or the negatives of these terms or variations of them or similar terminology.  They reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance.  All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement.  Important factors that could cause actual results to differ materially from our expectations include, among others: (i) disruptions in operations at our Atchison facility, Indiana plant, or at the Illinois Corn Processing, LLC ("ICP") facility,  (ii) the availability and cost of grain and fluctuations in energy costs, (iii) the effectiveness of our corn purchasing program to mitigate our exposure to commodity price fluctuations, (iv) the competitive environment and related market conditions, (v) the ability to effectively pass raw material price increases on to customers, (vi) the viability of the ICP joint venture and its ability to obtain financing, (vii) our ability to maintain compliance with all applicable loan agreement covenants, (viii) our ability to realize operating efficiencies, (ix) potential adverse effects to the management of our business operations and our profitability in the wake of the dismissed litigation related to the proxy contest and related matters, and the termination of our Chief Executive Officer (CEO), (x) actions of governments, (xi) and consumer tastes and preferences.  For further information on these and other risks and uncertainties that may affect our business, including risks specific to our Distillery and Ingredient segments, see Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2013, as updated by Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

METHOD OF PRESENTATION

All amounts in this report, except for share, par values, bushels, gallons, pounds, mmbtu, per share, per bushel, per gallon and percentage amounts, are shown in thousands.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter Ended
	March 31, 2014	March 31, 2013
Sales	$84,582	$88,718
Less: excise taxes	5,586	2,314
Net sales	78,996	86,404
Cost of sales (a)	72,195	79,175
Gross profit	6,801	7,229
Selling, general and administrative expenses	5,072	5,875
Other operating costs and losses on sale of assets	—	58
Income from operations	1,729	1,296
Interest expense, net	(197)	(283)
Equity method investment earnings (loss)	3,334	(942)
Income from continuing operations before income taxes	4,866	71
Provision for income taxes	81	—
Net income from continuing operations	4,785	71
Discontinued operations, net of tax (Note 6)	—	1,406
Net income	4,785	1,477
Other comprehensive loss, net of tax	(175)	(149)
Comprehensive income	$4,610	$1,328
Basic and diluted earnings per share
Income from continuing operations	$0.26	$—
Income from discontinued operations	—	0.08
Net income	$0.26	$0.08
Dividends and dividend equivalents per common share	$0.05	$0.05

(a)	Includes related party purchases of $7,132 and $3,491 for the quarters ended March 31, 2014 and 2013, respectively. See Note 2. Equity Method Investments.

See accompanying notes to unaudited condensed consolidated financial statements

       MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	March 31, 2014	December 31, 2013
Current Assets
Cash and cash equivalents	$—	$2,857
Receivables (less allowance for doubtful accounts: March 31, 2014 - $18; December 31, 2013 - $18)	31,871	27,821
Inventory	30,875	34,917
Prepaid expenses	2,035	848
Deferred income taxes	4,162	4,977
Refundable income taxes	258	466
Total current assets	69,201	71,886
Property and equipment	195,667	194,687
Less accumulated depreciation and amortization	(127,409)	(124,443)
Property and equipment, net	68,258	70,244
Equity method investments	10,458	7,123
Other assets	1,985	2,076
Total assets	$149,902	$151,329
Current Liabilities
Current maturities of long-term debt	$1,570	$1,557
Accounts payable	18,552	23,107
Accounts payable to affiliate, net	2,564	1,204
Accrued expenses	7,239	8,282
Total current liabilities	29,925	34,150
Long-term debt, less current maturities	3,214	3,611
Revolving credit facility	18,455	18,000
Deferred credit	3,770	3,925
Accrued retirement health and life insurance benefits	4,363	4,423
Other noncurrent liabilities	662	640
Deferred income taxes	4,162	4,977
Total liabilities	64,551	69,726
Commitments and Contingencies – (Note 4)
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 18,115,965 shares at March 31, 2014 and December 31, 2013, 17,717,186 and 17,750,421 shares outstanding at March 31, 2014 and December 31, 2013, respectively	6,715	6,715
Additional paid-in capital	8,758	8,728
Retained earnings	70,564	66,686
Accumulated other comprehensive loss, net of tax	(179)	(4)
Treasury stock, at cost
Shares of 398,779 and 365,544 at March 31, 2014 and December 31, 2013, respectively	(511)	(526)
Total stockholders’ equity	85,351	81,603
Total liabilities and stockholders’ equity	$149,902	$151,329

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Quarter Ended
	March 31, 2014	March 31, 2013
Cash Flows from Operating Activities
Net income	$4,785	$1,477
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,042	2,968
Gain on sale of bioplastics manufacturing business	—	(1,453)
Share based compensation	149	353
Equity method investment (earnings) loss	(3,334)	942
Changes in operating assets and liabilities:
Restricted cash	—	12
Receivables, net	(4,050)	980
Inventory	4,042	(2,539)
Prepaid expenses	(942)	(654)
Refundable income taxes	208	(38)
Accounts payable	(3,352)	3,603
Accounts payable to affiliate, net	1,360	(3,287)
Accrued expenses	(1,951)	529
Deferred credit	(155)	(97)
Accrued retirement health and life insurance benefits and other noncurrent liabilities	(214)	(242)
Other	(230)	—
Net cash provided by (used in) operating activities	(642)	2,554
Cash Flows from Investing Activities
Additions to property and equipment	(2,182)	(798)
Proceeds from sale of bioplastics manufacturing business	—	2,797
Net cash provided by (used in) investing activities	(2,182)	1,999
Cash Flows from Financing Activities
Purchase of treasury stock	(104)	—
Principal payments on long-term debt	(384)	(426)
Proceeds from revolving credit facility	14,776	28,850
Payments on revolving credit facility	(14,321)	(32,977)
Net cash used in financing activities	(33)	(4,553)
Decrease in cash and cash equivalents	(2,857)	—
Cash and cash equivalents, beginning of year	2,857	—
Cash and cash equivalents, end of period	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2013	$4	$6,715	$8,728	$66,686	$(4)	$(526)	$81,603
Comprehensive income:
Net income	—	—	—	4,785	—	—	4,785
Change in pension plans (a)	—	—	—	—	(21)	—	(21)
Change in post employment benefits (a)	—	—	—	—	(155)	—	(155)
Change in translation adjustment on non-consolidated foreign subsidiary, net of tax	—	—	—	—	1	—	1
Dividends and dividend equivalents declared and paid, net	—	—	—	(907)	—	—	(907)
Share-based compensation	—	—	30	—	—	119	149
Common shares reacquired due to taxes derived from vesting of restricted stock and restricted stock units	—	—		—	—	(104)	(104)
Balance, March 31, 2014	$4	$6,715	$8,758	$70,564	$(179)	$(511)	$85,351

(a)	See Note 7. Employee Benefit Plans for amounts reclassified from Accumulated Other Comprehensive Income (Loss).

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

These unaudited condensed consolidated financial statements as of and for the period ended March 31, 2014 should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Inventories are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventory valuations are impacted by constantly changing prices paid for key materials, primarily corn. Inventory consists of the following:

	March 31, 2014	December 31, 2013
Finished goods	$9,203	$11,355
Barreled distillate	9,176	10,310
Work in process	2,046	2,737
Raw materials	4,894	5,183
Maintenance materials	4,842	4,766
Other	714	566
Total	$30,875	$34,917

Equity Method Investments

The Company accounts for its investment in non-consolidated subsidiaries under the equity method of accounting when the Company has significant influence, but does not have more than 50% voting control, and is not considered the primary beneficiary.  Under the equity method of accounting, the Company reflects its investment in non-consolidated subsidiaries within the Company’s Condensed Consolidated Balance Sheets as “Equity method investments”; the Company’s share of the earnings or losses of the non-consolidated subsidiaries are reflected as “Equity method investment earnings (loss)” in the Condensed Consolidated Statements of Comprehensive Income.

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

Revenue Recognition

Except as discussed below, revenue from the sale of the Company’s products is recognized as products are delivered to customers according to shipping terms and when title and risk of loss have transferred. Income from various government incentive programs is recognized as it is earned.

The Company’s Distillery segment produces unaged distillate and this product is frequently barreled and warehoused at a Company location for an extended period of time in accordance with directions received from the Company’s customers.  This product must meet customer acceptance specifications, the risks of ownership and title for these goods must be passed to the Company’s customers, and requirements for bill and hold revenue recognition must be met prior to the Company recognizing revenue for this product.  Separate warehousing agreements are maintained for customers who store their product with the Company and warehouse revenues are recognized as the service is provided.

Sales include customer-paid freight costs billed to customers of $3,490 and $2,980 for the quarters ended March 31, 2014 and 2013, respectively.

Income Taxes

The effective rate for the period ended March 31, 2014 was 1.7 percent, after consideration of utilization of certain deferred tax assets, primarily net operating loss carry forwards and the related impact to the valuation allowance. The provision of income taxes of $81 for the period ended March 31, 2014 relates to states for which no net operating loss carry forwards are currently available. As of March 31, 2014, the Company still has significant federal and state net operating loss carry forwards. A detailed analysis of the Company's current and deferred tax position, including the loss carry forwards, is presented in Note 5 of the Company's report on Form 10-K for the year ended December 31, 2013.

The effective tax rate for the period ended March 31, 2013 was 3.1 percent, after consideration of utilization of certain deferred tax assets, primarily net operating loss carry forwards and the related impact to the valuation allowance. The $47 of taxes related to discontinued operations were included in the computation of the effective rate for the quarter ended March 31, 2013.

At this time, management is unable to conclude it is more likely than not that deferred tax assets will be realized. As a result of this analysis, the Company continues to record a full valuation allowance on net deferred tax assets. Management will continue to evaluate the available positive and negative evidence in future periods.

Earnings per Share
Basic and diluted earnings (loss) per share are computed using the two-class method, which is an earnings allocation formula that determines net income (loss) per share for each class of common stock and participating security according to dividends and dividend equivalents declared and participation rights in undistributed earnings.  Per share amounts are computed by dividing net income (loss) from continuing operations attributable to common shareholders by the weighted average shares outstanding during the period.

Impairment

The Company tests its long-lived assets for impairment whenever events or conditions and circumstances indicate a carrying amount of an asset may not be recoverable.  No events or conditions occurred during the quarter ended March 31, 2014 that required the Company to test for impairment.

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

The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable and accounts payable.  The carrying value of the short term financial instruments approximates the fair value due to their short-term nature. These financial instruments have no stated maturities or the financial instruments have short-term maturities that approximate market

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair values of the Company’s debt were $23,275 and $23,300 at March 31, 2014 and December 31, 2013, respectively. The financial statement carrying value was $23,239 and $23,168 at March 31, 2014 and December 31, 2013, respectively.  These fair values are considered Level 2 under the fair value hierarchy.

Dividends and Dividend Equivalents

On February 28, 2014, the Board of Directors declared a dividend and dividend equivalent of $0.05 per share of the Company’s common stock, no par value (the “Common Stock”), payable to stockholders of record of Common Stock, restricted stock and restricted stock units on March 17, 2014.  The total dividend and dividend equivalent of $910 was paid on April 9, 2014.

On February 28, 2013, the Board of Directors declared a dividend and dividend equivalent of $0.05 per share of the Company’s Common Stock, payable to stockholders of record of Common Stock, restricted stock and restricted stock units on March 18, 2013.  The total dividend and dividend equivalent of $916 was paid on April 10, 2013.

Line of Credit

On November 2, 2012, the Company entered into an Amended and Restated Credit Agreement, and ancillary documents with Wells Fargo (the “Credit Agreement”). On February 12, 2014, the Company entered into Amendment No. 1 to Credit Agreement ("First Amendment"). The First Amendment amended and restated the definition of the term EBITDA to add back (to the Company's consolidated net earnings (or loss)) governance expenses relating to the shareholder litigation and incurred prior to December 31, 2013, in an aggregate amount not in excess of $5,500. For the twelve months ended March 31, 2014, the Company incurred $5,465 of such expenses. As of and for the quarter ended March 31, 2014, the Company was in compliance with the Credit Agreement’s financial covenants and other restrictions.

The amount of borrowings which the Company may make is subject to borrowing base limitations.  As of March 31, 2014, the Company's outstanding borrowings under this facility were $18,455, leaving $20,936 available for additional borrowings after giving effect to a $2,000 outstanding letter of credit that the Company has with one of its vendors.

New Accounting Pronouncement

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.   ASU 2013-11 requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. When a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available, or the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The Company adopted this standard effective January 1, 2014. The adoption of these amendments did not have a material impact on our consolidated results of operations, financial condition or cash flows.

Note 2.  Equity Method Investments.

As of March 31, 2014, the Company’s investments accounted for on the equity method of accounting consist of the following: (1) 30 percent interest in ICP, which manufactures alcohol for fuel, industrial and beverage applications, and (2) 50 percent interest in D.M. Ingredients, GmbH, (“DMI”), which produces certain specialty starch and protein ingredients.

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

The ICP Limited Liability Company Agreement gives the Company and its joint venture partner, ICP Holdings, certain rights to shutdown the Pekin plant if ICP operates at an EBITDA loss of $500 in any quarter.  Such rights are conditional in certain instances, but are certain if EBITDA losses aggregate $1,500 over any three consecutive quarters or if ICP’s net working capital is less than $2,500.  For the quarter ended March 31, 2013, ICP experienced an EBITDA loss in excess of the $500 threshold. Such shutdown notice was provided by the Company on April 18, 2013 under the terms of the ICP Limited Liability Company Agreement, and such notice was rejected by ICP Holdings. The Company withdrew its election to shutdown the Pekin plant on March 31, 2014.

The Company’s equity method investment earnings (loss) of joint ventures based on unaudited financial statements is as follows:

	Quarter Ended
	March 31, 2014	March 31, 2013
ICP (30% interest)	$3,246	$(969)
DMI (50% interest)	88	27
	$3,334	$(942)

The Company’s investment in joint ventures is as follows:

	March 31, 2014	December 31, 2013
ICP (30% interest)	$9,899	$6,653
DMI (50% interest)	559	470
	$10,458	$7,123

Note 3.  Earnings per Share.

The computations of basic and diluted earnings per share from continuing and discontinued operations are as follows:

	Quarter Ended
	March 31, 2014	March 31, 2013
Continuing Operations:
Net income from continuing operations attributable to shareholders	$4,785	$71
Less: Amounts allocated to participating securities (nonvested shares and units)(i)	257	(5)
Net income from continuing operations attributable to common shareholders	$4,528	$66

Discontinued Operations:
Discontinued operations attributable to shareholders	$—	$1,406
Less: Amounts allocated to participating securities (nonvested shares and units)(i)	—	(103)
Discontinued operations attributable to common shareholders	$—	$1,303

Share information:
Basic weighted average common shares(ii)	17,246,251	16,999,146
Potential dilutive securities(iii)	—	—
Diluted weighted average common shares	17,246,251	16,999,146

Basic earnings per share
Income from continuing operations	$0.26	$—
Income from discontinued operations	—	0.08
Net income	$0.26	$0.08

Diluted earnings per share
Income from continuing operations	$0.26	$—
Income from discontinued operations	—	0.08
Net income	$0.26	$0.08

(i)
Participating securities include 457,064 and 917,372 nonvested restricted shares for the quarters March 31, 2014 and 2013, respectively, as well as 492,360 and 421,014 restricted share units for the quarters ended March 31, 2014 and 2013, respectively. Participating securities do not receive an allocation in periods when a loss is experienced.

(ii)
Under the two-class method, basic weighted average common shares exclude outstanding nonvested participating securities consisting of restricted share awards of 457,064 and  917,372 for the quarters ended March 31, 2014 and 2013, respectively.

(iii)	Anti-dilutive shares related to stock options totaled 10,000 and 20,000 for the quarters ended March 31, 2014 and 2013, respectively.

Note 4.  Commitments and Contingencies.

Commitments

The Company has grain supply agreements to purchase its corn requirements for each of its Indiana plant and Atchison plant through a single supplier. These grain supply agreements expire December 31, 2014.  At March 31, 2014, the Company had commitments to purchase corn to be used in operations through June 2015 totaling $40,892.

The Company has commitments to purchase natural gas needed in production at fixed prices at various dates through November 2014.  The commitment for these contracts at March 31, 2014 totaled $6,892.

The Company entered into a supply contract for flour for use in the production of protein and starch ingredients.  The initial term of the agreement, as amended, expires October 23, 2015.  At March 31, 2014, the Company had purchase commitments aggregating $9,117 through December 2014.

As of March 31, 2014, the Company had contracts of approximately $614 to acquire capital assets.

At March 31, 2014, the Company had $2,000 outstanding on a letter of credit for a vendor, which reduced the amount available to the Company under its revolving line of credit.

Contingencies

During fiscal 2013, pursuant to the Settlement Agreement and Mutual Release (the "Settlement Agreement"), the Company entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") with Cloud L. Cray, Jr., Karen Seaberg and Thomas M. Cray (collectively, the "Cray Group") and Timothy W. Newkirk, the Company's former CEO, and all other members of the Board of Directors. In connection with the Settlement Agreement, the Company agreed to reimburse the members of the Cray Group for all reasonable legal fees and out-of-pocket costs and expenses incurred in connection with the matters related to the proxy contest, up to an aggregate maximum cap of $1,775. The Cray Group submitted reimbursement requests for $1,764, which the Company fully accrued at December 31, 2013. Such costs were included in the caption Accounts Payable to Affiliate, net on the Consolidated Balance Sheets. The Company paid $1,764 to the Cray Group during the quarter ended March 31, 2014, leaving no payable at March 31, 2014.

There are various legal proceedings involving the Company and its subsidiaries. Management believes that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or overall trends in results of operations of the Company.

During January 2014, the Company experienced a small fire at its Indiana plant.  The fire damaged equipment in the feed dryer house and caused a temporary loss of production in late January. The fire did not impact the Company's or customer owned warehoused inventory. The Indiana plant is back in operation and by the end of February was at its pre-fire production capacity. The Company is currently working with its insurance carrier to determine the coverage for equipment damage and business interruption losses. Production volume variances, as well as out-of-pocket costs incurred through March 31, 2014 related to the fire have been reflected in net income for the quarter ended March 31, 2014.

Note 5.  Derivative Instruments.

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

The Company’s production process also involves the use of flour and natural gas. The contracts for flour and natural gas range from monthly contracts to multi-year supply arrangements; however, because the quantities involved have always been for amounts to be consumed within the normal production process, the Company has determined that these contracts meet the normal purchases and sales exception and have excluded the fair value of these commitments from recognition within its condensed consolidated financial statements until the actual contracts are physically settled.   See Note 4. Commitments and Contingencies for discussion on the Company’s corn, flour and natural gas purchase commitments.

The following table provides the gain or (loss) for the Company’s commodity derivatives not designated as hedging instruments and where it was recognized in the Condensed Consolidated Statements of Comprehensive Income.

		Quarter Ended
	Classified	March 31, 2014	March 31, 2013
Commodity derivatives	Cost of sales	$—	$63

Note 6.  Operating Segments.

The Company’s operations have been historically classified into three reportable segments:  distillery products, ingredient solutions and other. On February 8, 2013, the Company sold all of the assets included in its other segment, or its bioplastics manufacturing business, including all of the Company’s assets at its bioplastics manufacturing facility in Onaga, Kansas and certain assets of the Company’s extruder bio-resin laboratory located in Atchison, Kansas.  The sales price totaled $2,797 and resulted in a gain, net of tax, of approximately $1,406 that was recognized as a gain on sale of discontinued operations for the quarter ended March 31, 2013. The remaining income statement activity for the quarter ended March 31, 2013 is not presented as discontinued operations due to their immateriality relative to the condensed consolidated financial statements as a whole.

The distillery products segment consists of food grade alcohol, along with fuel grade alcohol and distillers feed, which are co-products of the Company’s distillery operations.  Ingredient solutions consist of specialty starches and proteins, commodity starch, and vital wheat gluten (commodity protein).  The other segment products included plant-based polymers and composite resins manufactured through the further processing of certain of the Company’s proteins and starches and wood. The two reportable segments remaining in 2014 are the distillery products and ingredient solutions segments.

The following table provides operating profit (loss) for each segment based on net sales less identifiable operating expenses.  Non-direct selling, general and administrative, interest expense, investment income and other general miscellaneous expenses have been excluded from segment operations and classified as Corporate.  The Company’s management reporting does not assign or allocate special charges to the Company’s operating segments.  Receivables, inventories and equipment have been identified with the segments to which they relate.  All other assets are considered Corporate.

	Quarter Ended
	March 31, 2014	March 31, 2013
Net Sales to Customers
Distillery products	$64,932	$70,804
Ingredient solutions	14,064	15,402
Other (i)		198
Total	78,996	86,404
Depreciation and Amortization
Distillery products	2,089	2,001
Ingredient solutions	583	585
Other (i)		20
Corporate	370	362
Total	3,042	2,968
Income (Loss) from Continuing Operations before Income Taxes
Distillery products	5,452	4,318
Ingredient solutions	299	1,572
Other (i)		(90)
Corporate	(885)	(5,729)
Total	$4,866	$71

(i) Significant assets from this segment were sold February 8, 2013, as previously described, and two reportable segments remain in 2014.

The following table allocates total assets to each segment:

	As of March 31, 2014	As of December 31, 2013
Identifiable Assets
Distillery products	$104,381	$97,875
Ingredient solutions	26,924	24,954
Other (i)		—
Corporate	18,597	28,500
Total	$149,902	$151,329

(i) Significant assets from this segment were sold February 8, 2013, as previously described, and two reportable segments remain in 2014.

Note 7.  Employee and Non-Employee Benefit Plans.

Post Retirement Benefits.  The Company and its subsidiaries provide certain post-retirement health care and life insurance benefits to certain retired employees.  The liability for such benefits is unfunded.

The components of the Net Periodic Benefit Cost/Income for the quarters ended March 31, 2014 and 2013, respectively, are as follows:

	Quarter Ended
	March 31, 2014	March 31, 2013
Service cost	$28	$33
Interest cost	47	43
Amortization of prior service cost	(155)	(167)
Amortization of net actuarial loss	—	8
Total post-retirement benefit cost / (income)	$(80)	$(83)

The Company disclosed in its financial statements for the year ended December 31, 2013, amounts expected to be paid to plan participants.  There have been no revisions to these estimates and there have been no changes in the estimate of total employer contributions expected to be made for the year ended December 31, 2014.  The Company reclassified $155 of prior service cost from accumulated other comprehensive loss into post-retirement benefit income for the quarter ended March 31, 2014 and $159 of prior service cost and net actuarial loss from accumulated other comprehensive loss into post-retirement benefit income for the prior year quarter ended March 31, 2013.

Total employer contributions accrued for the quarter ended March 31, 2014 were $0.

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

The components of the Net Periodic Benefit Cost/Income for the quarters ended March 31, 2014 and 2013, respectively, are as follows:

	Quarter Ended
	March 31, 2014	March 31, 2013
Interest cost	$22	$21
Expected return on plan assets	(26)	(29)
Amortization of net actuarial loss	5	17
Total pension benefit cost/(income)	$1	$9

The Company reclassified $5 and $17 of net actuarial loss from accumulated other comprehensive loss into pension benefit income for the quarters ended March 31, 2014 and March 31, 2013, respectively.

The Company previously disclosed in its financial statements for the year ended December 31, 2013, the assumptions used to determine accumulated benefit obligation.

The Company has made employer contributions to its pension plan and union 401(k) during the quarter ended March 31, 2014, of $411.

Equity-Based Compensation Plans.  The Company’s equity based compensation plans provide for the awarding of stock options, stock appreciation rights, and shares of restricted common stock (“restricted stock”) for senior executives and salaried employees as well as outside directors.  As of March 31, 2014, 949,424 shares of restricted common stock and restricted stock units (net of forfeitures) were outstanding under the Company’s long-term incentive plans.  Compensation expense related to these awards is based on the market price of the stock on the date the Board of Directors approved the grant and is amortized over the vesting period of the restricted stock award.

As of March 31, 2014, the Company was authorized to issue 40,000,000 shares of Common Stock.  In connection with the Reorganization, the Company retired its treasury stock, which had historically been used for issuance of Common Stock under the Company’s equity-based compensation plans.  With the retirement of these treasury shares, the Company reserved certain authorized shares for issuance of Common Stock under its equity-based compensation plans.  Reserved shares of Common Stock at March 31, 2014 were as follows:

Stock options granted but not exercised	10,000
Restricted stock to non-employees (authorized but not granted)	13,383
Restricted stock to employees and executives (authorized but not granted)	1,170,404
Total	1,193,787

Non-Employee Directors' Plan. On March 14, 2014 the Company’s Board of Directors, upon the recommendation of the Human Resources and Compensation Committee, approved Amendment No. 1 to the MGP Ingredients, Inc. Non-Employee Directors’ Restricted Stock and Restricted Stock Unit Plan, which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1 and incorporated herein by reference. The amendment modified the criteria applicable to vesting of awards and forfeiture of awards upon various vesting events, including upon retirement of a director.

Note 8.  Industrial Revenue Bond.

On December 28, 2006, the Company engaged in an industrial revenue bond transaction with the City of Atchison, Kansas (the “City”) in order to receive ten-year real property tax abatement on its newly constructed office building and technical center in Atchison, Kansas. At the time of this transaction, the facilities were substantially completed and had been financed with internally-generated cash flow.  The Company recorded the office building and technical center assets as property and equipment on the consolidated balance sheets.  Pursuant to this transaction, the City issued $7,000 principal amount of bonds to the Company and then the City used the proceeds to purchase the office building and technical center from the Company.  The City then leased the facilities back to the Company under a capital lease, the terms of which provide for the payment of basic rent in an amount sufficient to pay interest at a rate 4.9 percent on the bonds, payable annually on December 1st of each year.  A balloon payment of $7,000 will be due upon maturity on December 1, 2016.  The Company’s obligation to pay rent under the lease provides for the both the same interest and balloon payment amounts and the same due dates as the City’s obligation to pay debt service on the bonds, which the Company holds. The lease permits the Company to present the bonds at any time for cancellation, upon which our obligation to pay basic rent would be cancelled.  The Company does not intend to do this until their maturity date on December 1, 2016, at which time the Company may elect to purchase the facilities for $100.  Because the Company owns all the outstanding bonds, management considers the debt cancelled and, accordingly, no investment or related obligation under the capital lease is reflected on our balance sheet.  In connection with this transaction, the Company agreed to pay the City an administrative fee of $50, which is payable over 10 years.  If the Company were to present the bonds for cancellation prior to maturity, the $50 fee would be accelerated.

Below is a summary of the financial asset and liability that are offset at March 31, 2014 and December 31, 2013, respectively.

	(i)	(ii)	(iii) = (i) - (ii)
Description	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts offset in the Balance Sheet	Net Amounts of Assets (Liabilities) presented in the Balance Sheet

March 31, 2014
Investment in bonds	$7,000	$7,000	$—
Capital lease obligation	$(7,000)	$(7,000)	$—

December 31, 2013
Investment in bonds	$7,000	$7,000	$—
Capital lease obligation	$(7,000)	$(7,000)	$—

Note 9.   Severance Costs

On December 3, 2013, the Company entered into a Settlement and Mutual Release Agreement (“Settlement Agreement”), pursuant to which the Company terminated its Chief Executive Officer and President, Timothy W. Newkirk. In connection with the Settlement Agreement, the Company agreed to pay Mr. Newkirk severance costs totaling $714. The Company also entered into a Transition Services Agreement (the “Services Agreement”), which obliges the Company to pay Mr. Newkirk up to $201, exclusive of out-of-pocket expenses. All such costs were expensed and accrued during 2013. Severance payments have been and are being made to Mr. Newkirk periodically per his Settlement Agreement in 2013 and 2014.

Certain other members of management were also terminated in fiscal 2013 and in January of 2014. All such costs totaling $716 were expensed and accrued during 2013 and first quarter 2014, and are being paid in 2014.

Activity related to severance costs was as follows:

	Quarter Ended
	March 31, 2014	March 31, 2013
Balance at beginning of year	$1,142	$126
Provision for additional expense	129	—
Payments and adjustments	(572)	(27)
Balance at end of period	$699	$99

Severance costs are included in Selling, General and Administrative Expenses on the Consolidated Statement of Operations and the related accrual is included in Accrued Expenses on the Condensed Consolidated Balance Sheets.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this Form 10-Q, as well as our audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations - General, set forth in our Form 10-K for the year ended December 31, 2013.

RECENT ACTIVITIES

Termination of Executives

Donald G. Coffey, Ph.D (Vice President, Research, Development and Innovation) and Scott B. Phillips (Vice President, Supply Chain Operations) left the Company on January 3, 2014 and January 6, 2014, respectively. The associated severance costs of $587 were recorded in 2013. See Note 9: Restructuring and Severance Costs.

Business Interruption

During January 2014, we experienced a small fire at our Indiana plant.  The fire damaged equipment in our feed dryer house and caused a temporary loss of production in late January. The fire did not impact our warehoused inventory or our customer-owned warehoused inventory. By the end of February our plant was at pre-fire production capacity. We are currently working with our insurance carrier to determine the coverage for equipment damage and business interruption losses. Production volume variances, as well as out-of-pocket costs incurred through March 31, 2014 related to the fire have been reflected in net income for the quarter ended March 31, 2014.

Proxy Contest and Related Matters

The proxy contest and related matters are described more fully in our Form 10-K for the year end December 31, 2013.
On December 3, 2013, the Company and each of the directors at that time entered into a Settlement Agreement and Mutual Release Agreement (“Settlement Agreement”) with certain common and preferred shareholders ("the Cray Group"), which provided for the dismissal with prejudice of all claims brought by any party and the termination without cause of Mr. Newkirk’s employment as CEO, and established a date to reconvene the Annual Meeting, among other matters described therein. The Company incurred $3,701 of expenses related to these related matters. The Cray Group was also entitled to reimbursement of reasonable out-of-pocket expenses up to a cap of $1,775 as further described in Note 4: Commitments and Contingencies. The Company paid $1,764 to the Cray group during the quarter ended March 31, 2014. Pursuant to the terms of Mr. Newkirk’s Employment Agreement and a Transition Services Agreement, $915 of severance and fees are due to the Company's terminated Chief Executive Officer, Mr. Newkirk, as further described in Note 9: Restructuring and Severance Costs. The Company paid $197 to Mr Newkirk during the quarter ended March 31, 2014.

RESULTS OF OPERATIONS

Consolidated earnings for the quarter ended March 31, 2014 increased compared to the same period a year ago, with net income of $4,785 on consolidated net sales of $78,996 versus net income of $1,477 on consolidated net sales of $86,404 in the quarter ended March 31, 2013. Our combined earnings before income taxes for the distillery products segment, ingredient solutions and other segment decreased to $5,751 for the quarter ended March 31, 2014 from $5,800 for the quarter ended March 31, 2013.  Our equity method investment earnings increased $4,276 from a loss of $942 for the quarter ended March 31, 2013 to earnings of $3,334 for the quarter ended March 31, 2014. This significant quarter-versus-quarter increase in equity method investment earnings was due primarily to our investment in ICP, which experienced much improved margins in the production of fuel grade alcohol. The improved margins were driven primarily by a low current supply and strong demand for fuel grade alcohol. ICP also recorded higher sales volumes compared to the same period a year ago. Our discontinued operations decreased quarter-versus-quarter due to the $1,406 gain (net of tax) recognized on the sale of our bioplastics manufacturing business during the quarter ended March 31, 2013.

NET SALES

Each of our segments had a quarter-versus-quarter decrease in net sales, aggregating to a net decrease of $7,408, or 8.6 percent. Net sales in the distillery products segment as a whole decreased primarily as a result of lower average pricing partially offset by increased volume of food grade alcohol. Net sales in the ingredient solutions segment as a whole decreased due to volume and average pricing decreases. Net sales in the other segment decreased due to the sale of the bioplastics manufacturing business on February 8, 2013.

COST OF SALES

For the quarter ended March 31, 2014, cost of sales decreased $6,980, or 8.8 percent, compared to the quarter ended March 31, 2013.  For the quarter ended March 31, 2014, cost of sales was 91.4 percent of net sales, which generated a gross margin of 8.6 percent. For the quarter ended March 31, 2013, cost of sales was 91.6 percent of net sales, which generated a gross profit margin of 8.4 percent.

Our lower overall costs were primarily the result of lower costs for corn and flour partially offset by increased volume in our distillery products segment. We saw decreases in the per-bushel cost of corn and the per-pound cost of flour, which averaged 39.5 percent and 10.9 percent lower, respectively, than the quarter ended March 31, 2013. On the other hand, the per-million cubic foot cost of natural gas increased by 8.0 percent compared to the quarter ended March 31, 2013.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the quarter ended March 31, 2014 decreased by $803, or 13.7 percent, compared to the quarter ended March 31, 2013.  This decrease was primarily due to reduced personnel costs for salaries, wages and bonuses related to the loss of our CEO and certain other management positions.

INTEREST EXPENSE

Interest expense for the quarter period ended March 31, 2014 decreased $86 compared to the same period ended March 31, 2013.  This decrease was primarily the result of lower average daily balance and interest rate on our line of credit compared to the same period a year ago.

EQUITY IN EARNINGS (LOSS) OF JOINT VENTURES

ICP

For the quarter ended March 31, 2014, ICP generated earnings of $10,822.  As a 30 percent owner for the quarter ended March 31, 2014, our portion of the earnings was $3,246. For the quarter ended March 31, 2013, ICP incurred a loss of $3,230.  As a 30 percent owner for the quarter ended March 31, 2013, our portion of the loss was $969. The significant quarter-versus-quarter increase in earnings was due to much improved margins in the production of fuel grade alcohol. The improved margins were driven primarily by a low current supply and strong demand for fuel grade alcohol. ICP also recorded higher sales volumes compared to the same period a year ago.

D.M. Ingredients, GmbH (“DMI”)

For the quarters ended March 31, 2014 and 2013, DMI had earnings of $176 and $55, respectively.  As a 50 percent joint venture holder, our equity in earnings was $88 and $27 for the quarters ended March 31, 2014 and 2013, respectively.

DISCONTINUED OPERATIONS, NET OF TAX

On February 8, 2013, we sold the assets at our bioplastics manufacturing facility in Onaga, Kansas and certain assets of our extruder bio-resin laboratory located in Atchison, Kansas.  The sales price totaled $2,797 and resulted in a net of tax gain of $1,406 that was recognized as discontinued operations in the quarter ended March 31, 2013.

NET INCOME

As the result of the factors outlined above, we generated net income of $4,785 for the quarter ended March 31, 2014 compared to net income of $1,477 in the quarter ended March 31, 2013.

SEGMENT RESULTS

The following is a summary of revenues and pre-tax profit / (loss) attributed to each reportable operating segment for the quarters ended March 31, 2014 and 2013.  For additional information regarding our operating segments, see Note 6. Operating Segments of this Form 10-Q.

	Quarter Ended
	March 31, 2014	March 31, 2013
Distillery Products
Net Sales	$64,932	$70,804
Pre-Tax Income/(Loss)	5,452	4,318
Ingredient Solutions
Net Sales	14,064	15,402
Pre-Tax Income	299	1,572
Other
Net Sales		198
Pre-Tax Loss		(90)

DISTILLERY PRODUCTS

Total distillery products net sales for the quarter ended March 31, 2014 decreased $5,872, or 8.3 percent, compared to the quarter ended March 31, 2013. This overall decrease was primarily attributable to a $4,974 decrease in net sales of high quality food grade alcohol, which was due to a 19.1 percent decrease in average pricing partially offset by a 12.5 percent increase in volume compared to the same period a year ago.  Also contributing to the overall net sales decrease was a $2,974 quarter-versus-quarter decrease in distillers feed and related co-products. These decreases in the overall distillery segment were partially offset by quarter-versus-quarter increases in fuel grade alcohol and warehouse net sales of $1,805 and $271, respectively. While the distillery products segment experienced a decrease of 11.5 percent in average pricing quarter-versus-quarter, the per-bushel cost of corn decreased 39.5 percent quarter-versus-quarter. This led to an increase in the return on net sales to 8.4 percent for the quarter ended March 31, 2014 compared to 6.1 percent for the quarter ended March 31, 2013. The per-million cubic foot cost of natural gas averaged nearly 8.0 percent higher than the same period a year ago.

INGREDIENT SOLUTIONS

Total ingredient solutions net sales for the quarter ended March 31, 2014 decreased by $1,338, or 8.7 percent, compared to the quarter ended March 31, 2013.  Net sales for specialty wheat proteins for the quarter ended March 31, 2014 decreased $842 compared to the quarter ended March 31, 2013 due to a volume decrease along with flat average pricing. Specialty wheat starches saw a $368 decrease in net sales compared to the same period a year ago due to lower pricing partially offset by an increase in volume. Commodity wheat starch saw a 7.1 percent increase in net sales compared the same period a year ago due to a volume increase partially offset by a decrease in per unit pricing.  While we experienced a quarter-versus-quarter increase in our commodity products as a percentage of total segment net sales, our focus remains on the production and commercialization of specialty ingredients.   Our return on net sales decreased from 10.2 percent for the quarter ended March 31, 2013 to 2.1 percent for the quarter ended March 31, 2014. This decrease was driven primarily by mix of sales during the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013.   While the ingredients solutions segment as a whole experienced a 7.6 percent quarter-versus-quarter decrease in average pricing, we saw a decrease in the per-pound cost of flour, which averaged 10.9 percent lower than the quarter ended March 31, 2013. On the other hand, the per-million cubic foot cost of natural gas increases by 8.0 percent compared to the quarter ended March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Our principal uses of cash in the ordinary course are for the cost of raw materials and energy used in our production processes, salaries, and capital expenditures.   Generally, during periods when commodities prices are rising, our operations require increased use of cash to support inventory levels.  Our principal sources of cash are product sales and borrowing on our revolving credit facility. At March 31, 2014 and December 31, 2013, our cash balance was $0 and $2,857, respectively, and we have used our revolving credit facility for liquidity purposes, with $20,936 remaining for additional borrowings at March 31, 2014. Historically, we also have used cash for acquisitions and received cash from investment or asset dispositions and tax refunds.

On February 8, 2013, we sold our bioplastics manufacturing business for $2,797.

We have an agreement with the third-party logistics company that contracts on our behalf with transportation companies that provides us with 90 days to pay each invoice.  In conjunction with this agreement, we established a $2,000 letter of credit.

On February 28, 2014, the Board of Directors declared a five (5) cent dividend and dividend equivalent per share of the Company’s common stock, no par value (the “Common Stock”).  The total dividend and dividend equivalent of $910 was paid on April 9, 2014, to stockholders of record of Common Stock, restricted stock and restricted stock units on March 17, 2014.

On February 28, 2013, the Board of Directors declared a five (5) cent dividend and dividend equivalent per share of the Company’s Common Stock.  The total dividend and dividend equivalent of $916 was paid on April 10, 2013, to stockholders of record of Common Stock, restricted stock and restricted stock units on March 18, 2013.

We expect $4,000 to $6,000 in routine capital expenditures over the twelve month period ending March 31, 2015, related to improvements in and replacements of existing plant and equipment.  The cost to repair or replace equipment damaged in the January 2014 fire at the Lawrenceburg plant will be in addition to this number, but has not yet been determined. We anticipate these expenditures will be largely covered by insurance claim collections.  As of March 31, 2014, we had contracts to acquire approximately $614 of capital assets.

As previously discussed, we had significant professional fees and severance costs accrued at December 31, 2013 related to the proxy contest. $2,213 of these accruals were paid during the quarter ended March 31, 2014. The balance of the proxy-related accruals of $293 is expected to be paid over the remainder of this calendar year.

We expect our sources of cash to be adequate to provide for budgeted capital expenditures and anticipated operating requirements.

The following table is presented as a measure of our liquidity and financial condition:

	March 31, 2014	December 31, 2013
Cash and cash equivalents	$—	$2,857
Working capital	39,276	37,736
Credit facility, notes payable and long-term debt outstanding	23,239	23,168
Amounts available under lines of credit	20,936	23,920
Stockholders’ equity	85,351	81,603

	Quarter Ended
	March 31, 2014	March 31, 2013
Depreciation and amortization	$3,042	$2,968
Capital expenditures	(2,182)	(798)
Cash flows from operations	(642)	2,554

CASH FLOW INFORMATION

Operating Cash Flows.  Summary operating cash flow information for the quarters ended March 31, 2014 and 2013, respectively, is as follows:

	Quarter Ended
	March 31, 2014	March 31, 2013
Cash Flows from Operating Activities
Net income	$4,785	$1,477
Adjustments to reconcile net incometo net cash provided by (used in) operating activities:
Depreciation and amortization	3,042	2,968
Gain on sale of bioplastics manufacturing business	—	(1,453)
Loss on damaged equipment	—	—
Share based compensation	149	353
Equity method investment (earnings) loss	(3,334)	942
Changes in operating assets and liabilities:
Restricted cash	—	12
Receivables, net	(4,050)	980
Inventory	4,042	(2,539)
Prepaid expenses	(942)	(654)
Refundable income taxes	208	(38)
Accounts payable	(3,352)	3,603
Accounts payable to affiliate, net	1,360	(3,287)
Accrued expenses	(1,951)	529
Deferred credit	(155)	(97)
Accrued retirement health and life insurance benefits and other noncurrent liabilities	(214)	(242)
Other	(230)	—
Net cash provided by (used in) operating activities	$(642)	$2,554

Cash flow from operations for the quarter ended March 31, 2014 decreased $3,196 from $2,554 for the quarter ended March 31, 2013 to $(642) for the quarter ended March 31, 2014.  This decrease in operating cash flow was primarily the result of a decrease in accounts payable, an increase in receivables and a decrease in accrued expenses. Accounts payable decreased $3,352 for quarter ended March 31, 2014 compared to an increase of $3,603 for the quarter ended March 31, 2013, with the resulting change due primarily to timing of cash disbursements.  Receivables increased $4,050 for the quarter ended March 31, 2014 compared to a decrease of $980 for the quarter ended March 31, 2013. The increase in receivables was due to the timing of cash receipts. Accrued expenses decreased $1,951 for the quarter ended March 31, 2014 compared to an increase of $529 for the quarter ended March 31, 2013. The decrease in accrued liabilities was due to timing of cash disbursements related to 2013 bonus accruals.

The above factors, which served to decrease operating cash flow, were partially offset by the following:

•An increase in net income (after giving effect to non-cash gains of $1,453 for the quarter March 31, 2013 and equity method investment earnings of $3,334 for the quarter ended March 31, 2014 compared to a loss of $942 for the quarter ended March 31, 2013); and
•For the quarter ended March 31, 2014, inventory decreased by $4,042 compared to an increase of $2,539 for the quarter ended March 31, 2013, with the resulting change primarily due to timing of cash disbursements.
•For the quarter ended March 31, 2014, accounts payable to affiliate, net increased $1,360 compared to a decrease of $3,287 for the quarter ended March 31, 2013, with the resulting change primarily due to timing of payments as well as less purchases from ICP the same period a year ago.

Investing Cash Flows.  Net investing cash flow for the quarter ended March 31, 2014 was $(2,182) compared to $1,999 for the quarter ended March 31, 2013.  During the quarter ended March 31, 2014, we made capital investments of $2,182. During the quarter ended March 31, 2013, we received proceeds of $2,797 from the sale of our bioplastics manufacturing business and we made capital investments of $798.

Financing Cash Flows.  Net financing cash flow for the quarter ended March 31, 2014 was $(33) compared to $(4,553) for the quarter ended March 31, 2013, for a net improvement in financing cash flow of $4,520.  During the quarter ended March 31, 2014, we had net borrowings of $455 from our line of credit compared to net payments of $4,127 for the quarter ended March 31, 2013.  Our payments on long-term debt totaled $384 and $426 for the quarters ended March 31, 2014 and 2013, respectively. We purchased shares of stock from terminated employees during the quarter ended March 31, 2014 in the amount of the withholding taxes on the pro-rata vesting of their restricted stock at termination. These stock purchases added 19,382 shares, or $104, to our treasury stock.

CAPITAL EXPENDITURES

For the year to date period ended March 31, 2014, we made $2,655 of capital investments, of which $2,182 was a use of cash and $473 remained payable at March 31, 2014.  The capital investments related primarily to facility improvements and upgrades.

LINE OF CREDIT

On November 2, 2012, we entered into an Amended and Restated Credit Agreement, and ancillary documents with Wells Fargo (the “Credit Agreement”). On February 12, 2014, we entered into Amendment No. 1 to Credit Agreement ("First Amendment"). The First Amendment amended and restated the definition of the term EBITDA to add back (to the Company's consolidated net earnings (or loss)) governance expenses relating to the shareholder litigation and incurred prior to December 31, 2013, in an aggregate amount not in excess of $5,500. For the twelve months ended March 31, 2014, we incurred $5,465 of such expenses. As of and for the year to date period ended March 31, 2014, we were in compliance with the Credit Agreement’s financial covenants and other restrictions.

The amount of borrowings which we may make is subject to borrowing base limitations.  As of March 31, 2014, our outstanding borrowings under this facility were $18,455, leaving $20,936 available for additional borrowings after giving effect to a $2,000 outstanding letter of credit issued to a vendor.

WORKING CAPITAL

COMPARISON TO DECEMBER 31, 2013

Our working capital increased $1,540 from December 31, 2013 to March 31, 2014.  This increase was primarily the result of an increase in receivables and a decrease in accounts payable. These increases to working capital were partially offset by decreases in inventory and an increase in accounts payable to affiliate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide Item 3 disclosures in this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES.

(a)           Evaluation of disclosure controls and procedures.

As of the end of the quarter ended March 31, 2014, our Interim Co-Chief Executive Officers (one of which is also the Company's Chief Financial Officer) have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Interim Co-Chief Executive Officers have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Interim Co-Chief Executive Officers, as appropriate to allow timely decisions regarding required disclosure.

(b)           Changes in internal controls.

There has been no change in the Company’s internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Reference is made to Part I, Item 3, Legal Proceedings of our Report on Form 10-K for the year ended December 31, 2013 and Note 4. Commitments and Contingencies for information on certain proceedings to which we are subject.
We are a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us.

ITEM 1A.    RISK FACTORS

Risk Factors are described in “Item 1A. Risk Factors” of the Company’s Report on Form 10-K for the year ended December 31, 2013 and, except where indicated below, there have been no material changes thereto. The Company has supplemented its disclosure of risk factors by amending the text of the following risk factors originally appearing in the Company’s Report on Form 10-K for the year ended December 31, 2013.
An interruption of operations at either our Atchison facility, our Indiana Distillery, at the ICP facility, or a disruption of transportation services could negatively affect our business.
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
We source certain high quality products and fuel grade ethanol from Illinois Corn Processing, LLC. Moreover our minority ownership position in ICP has recently had a significant positive impact on our earnings and we expect that to continue through 2014. An interruption in or loss of operations at ICP’s Pekin, Illinois facility could have a material adverse effect on our business, results of operations and/or financial condition.
A disruption in transportation services could result in difficulties supplying materials to our facilities and impact our ability to deliver products to our customers in a timely manner.
During January 2014, the Company experienced a small fire at our Indiana plant.  The fire damaged equipment in the Company’s feed dryer house, and caused a temporary loss of production in January. The fire did not impact the Company’s warehoused inventory or its customer-owned warehoused inventory. By the end of February the plant was at pre-fire production capacity. The Company is currently working with its insurance carrier to determine the coverage for equipment damage and business interruption losses. Production volume variances, as well as out-of-pocket costs incurred through March 31, 2014 related to the fire have been reflected in net income for the quarter ended March 31, 2014.
Our unionized workforce could cause interruptions in the Company’s operations.
As of December 31, 2013, approximately 145 of our 268 employees were members of a union. Although our relations with our two relevant unions are stable and our labor contracts do not expire until December 2017 and August 2019, there is no assurance that we will not experience work disruptions or stoppages in the future, which could have a material adverse effect on our business and results of operations and adversely affect our relationships with our customers.

We are subject to extensive regulation and taxation, and compliance with existing or future laws and regulations, including those relating to greenhouse gases and climate change, may require us to incur substantial expenditures or require us to make product recalls.
We are subject to a broad range of federal, state, local and foreign laws and regulations relating to protect public health and the environment. Our operations are also subject to regulation by various federal agencies, including TTB, the Occupational Safety and Health Administration, the Food and Drug Administration, and the USEPA, and by various state and local authorities. Such regulations cover virtually every aspect of our operations, including production facilities, marketing, pricing, labeling, packaging, advertising, water usage, waste water discharge, disposal of hazardous wastes and emissions and other matters. Violations of any of these laws and regulations may result in administrative, civil or criminal fines or penalties being levied against us, including temporary or prolonged cessation of production, revocation or modification of permits, performance of environmental investigatory or remedial activities, voluntary or involuntary product recalls, or a cease and desist order against operations that are not in compliance. These laws and regulations may change in the future and we may incur material costs in our efforts to comply with current or future laws and regulations or to effect any product recalls. These matters may have a material adverse effect on our business.
Our Atchison facility and our joint venture’s facility currently produce fuel grade alcohol as a by-product and emit carbon dioxide into the atmosphere as a by-product of the fermentation process. In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the USEPA to regulate carbon dioxide in vehicle emissions. On February 3, 2010, the USEPA released its final regulations on the Renewable Fuel Standard program (RFS2). We believe these final regulations grandfather both facilities at their current operating capacity for fuel grade alcohol, but plant expansion would need to meet a 20% threshold reduction in greenhouse gas emissions from a 2005 baseline measurement to produce fuel grade alcohol eligible for the RFS2 mandate. Additionally, legislation is pending in Congress on a comprehensive carbon dioxide regulatory scheme, such as a carbon tax or cap-and-trade system. We may be required to install carbon dioxide mitigation equipment or take other steps unknown to us at this time in order to comply with other future laws or regulations. Compliance with future laws or regulations relating to emission of carbon dioxide could be costly and may require additional capital, which may not be available, preventing us and our joint venture from operating our plants as originally designed, which may have a material adverse impact on our respective operations, cash flows and financial position.
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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no sale of equity securities during the quarter ended March 31, 2014.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 through January 31, 2014	19,382	(1)	$5.37	(1)	—	$—
February 1, 2014 through February 28, 2014	—				—
March 1, 2014 through March 31, 2014	—				—
Total	19,382				—

(1)	Aggregate number of shares repurchased to satisfy withholding tax obligations under restricted stock that vested during the month.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

On March 14, 2014 the Company’s Board of Directors, upon the recommendation of the Human Resources and Compensation Committee, approved Amendment No. 1 to the MGP Ingredients, Inc. Non-Employee Directors’ Restricted Stock and Restricted Stock Unit Plan, which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1 and incorporated herein by reference. The amendment modified the criteria applicable to vesting of awards and forfeiture of awards upon various vesting events, including upon retirement of a director.

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

3.3	Bylaws of MGP Ingredients, Inc. (Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed March 13, 2014 (File number 000-17196))
*10.1	Amendment 1 to Non-Employee Directors’ Restricted Stock and Restricted Stock Unit Plan dated as of March 14, 2014
*31.1	Interim Co-CEO Certification pursuant to Rule 13a-14(a)
*31.2	Interim Co-CEO Certification pursuant to Rule 13a-14(a)
*31.3	CFO Certification pursuant to Rule 13a-14(a)
*32.1	Interim Co-CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*32.2	Interim Co-CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*32.3	CFO Certification furnished pursuant to Rule 13a-4(b) and 18 U.S.C. 1350
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2014, and December 31, 2013, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014, and 2013, (iv) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (v) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date:	May 8, 2014	By	/s/ Donald P. Tracy
Donald P. Tracy, Interim Co-Chief Executive Officer and Vice President, Finance and Chief Financial Officer

Date:	May 8, 2014	By	/s/ Randy M. Schrick
Randy M. Schrick, Interim Co-Chief Executive Officer and Vice President, Engineering

Exhibit Index

Exhibit Number	Description of Exhibit
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

3.3	Bylaws of MGP Ingredients, Inc. (Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed March 13, 2014 (File number 000-17196))
*10.1	Amendment 1 to Non-Employee Directors’ Restricted Stock and Restricted Stock Unit Plan dated as of March 14, 2014
*31.1	Interim Co-CEO Certification pursuant to Rule 13a-14(a)
*31.2	Interim Co-CEO Certification pursuant to Rule 13a-14(a)
*31.3	CFO Certification pursuant to Rule 13a-14(a)
*32.1	Interim Co-CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*32.2	Interim Co-CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*32.3	CFO Certification furnished pursuant to Rule 13a-4(b) and 18 U.S.C. 1350
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2014, and December 31, 2013, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014, and 2013, (iv) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (v) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith