Form 10-Q
period 2014-06-30
MGP INGREDIENTS INC
filed 2014-08-07
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

or

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

17,635,729 shares of Common Stock, no par value as of July 31, 2014

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as well as historical information.  All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements.  In addition, forward-looking statements are usually identified by or are associated with such words as “intend,” “plan,” “believe,” “estimate,” “expect,” “anticipate,” “hopeful,” “should,” “may,” “will,” “could,” “encouraged,” “opportunities,” “potential” and/or the negatives of these terms or variations of them or similar terminology.  They reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance.  All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement.  Important factors that could cause actual results to differ materially from our expectations include, among others: (i) disruptions in operations at our Atchison facility, Indiana plant, or at the Illinois Corn Processing, LLC ("ICP") facility,  (ii) the availability and cost of grain and fluctuations in energy costs, (iii) the effectiveness of our corn purchasing program to mitigate our exposure to commodity price fluctuations, (iv) the competitive environment and related market conditions, (v) the ability to effectively pass raw material price increases on to customers, (vi) the volatility in operating results of the ICP joint venture, (vii) ICP's revolving credit agreement with an affiliate of SEACOR (our greater than 9 percent equity owner and the parent company of ICP Holdings who is our 70 percent joint venture partner in ICP), (viii) our limited influence over the ICP joint venture operating decisions, strategies or financial decisions (including investments, capital spending and distributions), (ix) our ability to source product from the ICP joint venture or unaffiliated third parties, (x) our ability to maintain compliance with all applicable loan agreement covenants, (xi) our ability to realize operating efficiencies, (xii) actions of governments, (xiii) and consumer tastes and preferences.  For further information on these and other risks and uncertainties that may affect our business, including risks specific to our Distillery and Ingredient segments, see Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2013, as updated by Item 1A. Risk Factors of the Quarterly Reports on Form 10-Q for the periods ended March 31, 2014, and June 30, 2014.

METHOD OF PRESENTATION

All amounts in this report, except for share, par values, bushels, gallons, pounds, mmbtu, per share, per bushel, per gallon and percentage amounts, are shown in thousands unless otherwise noted.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter Ended		Year to Date Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Sales	$85,903	$83,707	$170,485	$172,425
Less: excise taxes	5,336	4,312	10,922	6,626
Net sales	80,567	79,395	159,563	165,799
Cost of sales (a)	72,169	74,114	144,364	153,289
Gross profit	8,398	5,281	15,199	12,510
Selling, general and administrative expenses	5,166	4,770	10,238	10,645
Other operating costs	160	—	160	58
Income from operations	3,072	511	4,801	1,807
Interest expense, net	(218)	(277)	(416)	(560)
Equity method investment earnings (loss)	2,331	71	5,666	(871)
Income from continuing operations before income taxes	5,185	305	10,051	376
Provision for income taxes	86	25	167	25
Net income from continuing operations	5,099	280	9,884	351
Discontinued operations, net of tax (Note 6)	—	—	—	1,406
Net income	5,099	280	9,884	1,757
Other comprehensive income (loss), net of tax	500	(141)	325	(290)
Comprehensive income	$5,599	$139	$10,209	$1,467
Basic and diluted earnings per share
Income from continuing operations	$0.28	$0.02	$0.55	$0.02
Income from discontinued operations	—	—	—	0.08
Net income	$0.28	$0.02	$0.55	$0.10
Dividends and dividend equivalents per common share	$—	$—	$0.05	$0.05

(a)
Includes related party purchases of $9,008 and $1,329 for the quarters ended June 30, 2014 and 2013, respectively.  Includes related party purchases of $16,140 and $4,792 for the year to date periods ended June 30, 2014 and 2013, respectively.  See Note 2.  Equity Method Investments.

See accompanying notes to unaudited condensed consolidated financial statements

       MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	June 30, 2014	December 31, 2013
Current Assets
Cash and cash equivalents	$883	$2,857
Receivables (less allowance for doubtful accounts: June 30, 2014 - $7; December 31, 2013 - $18)	34,737	27,821
Inventory	31,947	34,917
Prepaid expenses	2,097	848
Deferred income taxes	3,303	4,977
Refundable income taxes	176	466
Total current assets	73,143	71,886
Property and equipment	196,796	194,687
Less accumulated depreciation and amortization	(130,342)	(124,443)
Property and equipment, net	66,454	70,244
Equity method investments	12,786	7,123
Other assets	2,391	2,076
Total assets	$154,774	$151,329
Current Liabilities
Current maturities of long-term debt	$1,583	$1,557
Accounts payable	18,342	23,107
Accounts payable to affiliate, net	3,268	1,204
Accrued expenses	7,314	8,282
Total current liabilities	30,507	34,150
Long-term debt, less current maturities	2,814	3,611
Revolving credit facility	19,009	18,000
Deferred credit	4,098	3,925
Accrued retirement health and life insurance benefits	3,720	4,423
Other noncurrent liabilities	684	640
Deferred income taxes	3,303	4,977
Total liabilities	64,135	69,726
Commitments and Contingencies – (Note 4)
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 18,115,965 shares at June 30, 2014 and December 31, 2013, 17,643,371 and 17,750,421 shares outstanding at June 30, 2014 and December 31, 2013, respectively	6,715	6,715
Additional paid-in capital	8,879	8,728
Retained earnings	75,663	66,686
Accumulated other comprehensive loss, net of tax	321	(4)
Treasury stock, at cost
Shares of 472,594 and 365,544 at June 30, 2014 and December 31, 2013, respectively	(943)	(526)
Total stockholders’ equity	90,639	81,603
Total liabilities and stockholders’ equity	$154,774	$151,329

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Year to Date Ended
	June 30, 2014	June 30, 2013
Cash Flows from Operating Activities
Net income	$9,884	$1,757
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,108	5,951
Gain on sale of bioplastics manufacturing business	—	(1,453)
Loss on sale of assets, net	163	—
Share based compensation	271	763
Equity method investment (earnings) loss	(5,666)	871
Changes in operating assets and liabilities:
Restricted cash	—	12
Receivables, net	(6,916)	4,168
Inventory	2,970	(4,575)
Prepaid expenses	(1,249)	(1,145)
Refundable income taxes	290	7
Accounts payable	(3,499)	(781)
Accounts payable to affiliate, net	2,064	(4,008)
Accrued expenses	(968)	1,049
Deferred credit	173	(175)
Accrued retirement health and life insurance benefits and other noncurrent liabilities	(331)	(480)
Other	(417)	—
Net cash provided by operating activities	2,877	1,961
Cash Flows from Investing Activities
Additions to property and equipment	(3,594)	(1,757)
Proceeds from sale of bioplastics manufacturing business	—	2,797
Net cash provided by (used in) investing activities	(3,594)	1,040
Cash Flows from Financing Activities
Purchase of treasury stock	(537)	—
Payment of dividends	(907)	(916)
Principal payments on long-term debt	(771)	(855)
Proceeds from revolving credit facility	34,683	59,036
Payments on revolving credit facility	(33,674)	(60,266)
Loan fees incurred with borrowings	(51)	—
Net cash used in financing activities	(1,257)	(3,001)
Decrease in cash and cash equivalents	(1,974)	—
Cash and cash equivalents, beginning of year	2,857	—
Cash and cash equivalents, end of period	$883	$—

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2013	$4	$6,715	$8,728	$66,686	$(4)	$(526)	$81,603
Comprehensive income:
Net income	—	—	—	9,884	—	—	9,884
Change in pension plans (a)	—	—	—	—	(42)	—	(42)
Change in post employment benefits (a)	—	—	—	—	370	—	370
Change in translation adjustment on non-consolidated foreign subsidiary, net of tax	—	—	—	—	(3)	—	(3)
Dividends and dividend equivalents declared and paid, net	—	—	—	(907)	—	—	(907)
Share-based compensation	—	—	151	—		120	271
Common shares reacquired due to taxes derived from vesting of restricted stock and restricted stock units	—	—		—		(537)	(537)
Balance, June 30, 2014	$4	$6,715	$8,879	$75,663	$321	$(943)	$90,639

(a)	See Note 7. Employee Benefit Plans for amounts reclassified from Accumulated Other Comprehensive Income (Loss).

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

These unaudited condensed consolidated financial statements as of and for the period ended June 30, 2014 should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Inventories are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventory valuations are impacted by constantly changing prices paid for key materials, primarily corn. Inventory consists of the following:

	June 30, 2014	December 31, 2013
Finished goods	$9,500	$11,355
Barreled distillate	9,688	10,310
Work in process	2,547	2,737
Raw materials	4,670	5,183
Maintenance materials	5,029	4,766
Other	513	566
Total	$31,947	$34,917

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

Sales include customer-paid freight costs billed to customers of $3,672 and $2,656 for the quarters ended June 30, 2014 and 2013, respectively, and $7,162 and $5,636 for the year to date periods ended June 30, 2014 and 2013, respectively.

Income Taxes

The effective rate for the period ended June 30, 2014 was 1.7 percent, after consideration of utilization of certain deferred tax assets, primarily net operating loss carry forwards and the related impact to the valuation allowance. The provision of income taxes of $86 for the period ended June 30, 2014 relates to states for which no net operating loss carry forwards are currently available. As of June 30, 2014, the Company still has significant federal and state net operating loss carry forwards. A detailed analysis of the Company's current and deferred tax position, including the loss carry forwards, is presented in Note 5 of the Company's report on Form 10-K for the year ended December 31, 2013.

The effective tax rate for the period ended June 30, 2013 was 8.2 percent, after consideration of utilization of certain deferred tax assets, primarily net operating loss carry forwards and the related impact to the valuation allowance. The $47 of taxes related to discontinued operations were included in the computation of the effective rate for the year to date period ended June 30, 2013.

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

Impairment

The Company tests its long-lived assets for impairment whenever events or conditions and circumstances indicate a carrying amount of an asset may not be recoverable.  No events or conditions occurred during the quarter or year to date periods ended June 30, 2014 that required the Company to test its long-lived assets for impairment.

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

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair values of the Company’s debt were $23,432 and $23,300 at June 30, 2014 and December 31, 2013, respectively. The financial statement carrying value was $23,406 and $23,168 at June 30, 2014 and December 31, 2013, respectively.  These fair values are considered Level 2 under the fair value hierarchy.

Dividends and Dividend Equivalents

On February 28, 2014, the Board of Directors declared a dividend and dividend equivalent of $0.05 per share of the Company’s common stock, no par value (“Common Stock”), payable to stockholders of record of Common Stock, restricted stock and restricted stock units on March 17, 2014.  The total dividend and dividend equivalent of $907 was paid on April 9, 2014.

On February 28, 2013, the Board of Directors declared a dividend and dividend equivalent of $0.05 per share of the Company’s Common Stock, payable to stockholders of record of Common Stock, restricted stock and restricted stock units on March 18, 2013.  The total dividend and dividend equivalent of $916 was paid on April 10, 2013.

Line of Credit

On November 2, 2012, the Company entered into an Amended and Restated Credit Agreement, and ancillary documents with Wells Fargo (“Credit Agreement”). On February 12, 2014, the Company entered into Amendment No. 1 to the Credit Agreement ("First Amendment"). The First Amendment amended and restated the definition of the term EBITDA to add back (to the Company's consolidated net earnings (or loss)) governance expenses relating to the shareholder litigation and incurred prior to December 31, 2013, in an aggregate amount not in excess of $5,500. As of June 30, 2014, the Company incurred $5,465 of such expenses. As of and for the quarter and year to date periods ended June 30, 2014, the Company was in compliance with the Credit Agreement’s financial covenants and other restrictions.

The amount of borrowings which the Company may make is subject to borrowing base limitations.  As of June 30, 2014, the Company's outstanding borrowings under this facility were $19,009, leaving $22,004 available for additional borrowings.

New Accounting Pronouncements

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

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Note 2.  Equity Method Investments.

As of June 30, 2014, the Company’s investments accounted for on the equity method of accounting consist of the following: (1) 30 percent interest in ICP, which manufactures alcohol for fuel, industrial and beverage applications, and (2) 50 percent interest in D.M. Ingredients, GmbH, (“DMI”), which produces certain specialty starch and protein ingredients.

Under a marketing agreement between ICP and the Company, (the “Marketing Agreement”), ICP manufactured and supplied food grade and industrial-use alcohol products for the Company, and the Company purchased, marketed and sold such products for a marketing fee.  Effective January 1, 2013, the Marketing Agreement expired, although the Company continues to source product from ICP.

ICP’s revolving credit agreement with an affiliate of SEACOR has been amended and restated extending the maturity to January 1, 2016.  The Company has no further funding requirement to ICP.

ICP's Limited Liability Company Agreement generally allocates profits, losses and distributions of cash of ICP based on the percentage of a member's capital contributions to ICP relative to total capital contributions of all members ("Percentage Interest") to ICP, of which the Company has 30 percent and its joint venture partner, ICP Holdings, has 70 percent. That agreement grants the right to either member to elect (the "Electing Member") to shut down the Pekin plant ("Shut Down Election") if ICP operates at an EBITDA loss of $500 in any quarter, subject to the right of the other member (the "Objecting Member") to override that election. If the Objecting Member overrides the election, then EBITDA loss and EBITDA profit for each subsequent quarter are allocated 80 percent to the Objecting Member and 20 percent to the Electing Member until the end of the applicable quarter in which the Electing Member withdraws its Shut Down Election and thereafter allocations revert to a 70-30 split (subject to a catch-up allocation of 80 percent of EBITDA profits to the Objecting Member until it equals the amount of EBITDA loss allocated to such member on an 80-20 basis).  ICP experienced an EBITDA loss in excess of $500 for the quarter ended March 31, 2013, which was one factor that prompted the Company to deliver notice of its Shut Down Election on April 18, 2013. However, the Company withdrew its Shut Down Election on March 31, 2014 (thereby causing the allocation of profits and losses to revert to 30 percent to the Company and 70 percent to ICP Holdings as of April 1, 2014) based partially on the strong financial results ICP generated during the period ended June 30, 2014.

In the event of a liquidation or sale of the joint venture, the distribution of capital and earnings is allocated according to Percentage Interest -- 30 percent to the Company and 70 percent to ICP Holdings. During the Shut Down Election period, the Company continued to record its full equity ownership percentage of 30 percent of ICP's net income because management then believed the most likely recovery of its investment was through the sale or dissolution of ICP. This assessment considered a number of facts and circumstances, including management's assessment that a cash distribution from ICP was unlikely, in light of its recent financial results and liquidity uncertainties. However, during the quarter ended June 30, 2014, ICP's financial results and liquidity were significantly improved. In addition, the Company learned that ICP may consider making a cash distribution in the foreseeable future, and that ICP Holdings advocates such a distribution. There can be no assurance that a cash distribution will be made and the Company does not have sufficient voting rights to control the cash distribution policy of ICP. However, based on the changes in facts and circumstances, management reassessed the most likely source as recovery of its investment and determined that it would likely occur through cash distributions rather than through a sale or liquidation of ICP.

As a result of this reassessment, the Company remeasured its cumulative equity in the undistributed earnings of ICP using the allocation specified and described above that applies to a cash distribution to the members. The cumulative effect of this change in estimate resulted in a decrease in equity method investment earnings of ICP of $1,882 for the quarter and year to date periods ended June 30, 2014; a decrease in the earnings per share of $0.11 and $0.10 per share for the quarter and year to date periods ended June 30, 2014; and  a decrease in the related equity method investment in ICP at June 30, 2014, of $1,882. Because the Company withdrew its Shut Down Election on March 31, 2014, allocation returned to a 70-30 percent net income split as of April 1, 2014.

Summary Financial Information (unaudited)

Condensed financial information related to the Company’s non-consolidated equity method investment in ICP is shown below.

	Quarter Ended		Year to Date Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
ICP’s Operating results:
Net sales (a)	$72,798	$61,377	$131,647	$94,227
Cost of sales and expenses (b)	58,805	(61,034)	106,747	(97,114)
Net income (loss)	$13,993	$343	$24,900	$(2,887)

(a)
Includes related party sales to MGPI of $8,273 and $741 for the quarters ended June 30, 2014 and 2013, respectively, and $14,618 and $3,400 for the year to date periods ended June 30, 2014 and 2013, respectively.

(b)
Includes depreciation and amortization of $691 and $1,170 for the quarters ended June 30, 2014 and 2013, respectively, and $1,363 and $2,340 for the year to date periods ended June 30, 2014 and 2013, respectively.

The Company’s equity method investment earnings (loss) of joint ventures based on unaudited financial statements is as follows:

	Quarter Ended		Year to Date Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
ICP (a)	$2,341	$62	$5,588	$(907)
DMI (50% interest)	(10)	9	78	36
	$2,331	$71	$5,666	$(871)

(a) Effect of the change in estimate for the quarter and year to date periods ended June 30, 2014 was a reduction of equity method investment earnings of $1,882. The joint venture interest was reduced to 17 percent for the quarter ended June 30, 2014 and to 22 percent for the year to date period ended June 30, 2014. The joint venture interest for the quarter and year to date periods ended June 30, 2013 was 30 percent.

The Company’s investment in joint ventures is as follows:

	June 30, 2014	December 31, 2013
ICP (26% interest) (a)	$12,241	$6,653
DMI (50% interest)	545	470
	$12,786	$7,123

(a) Effect of the change in estimate was a decrease in equity interest in ICP of $1,882, or 4 percent, resulting in a reduction of investment in ICP from 30 percent to 26 percent, at June 30, 2014.

Note 3.  Earnings per Share.

The computations of basic and diluted earnings per share from continuing and discontinued operations are as follows:

	Quarter Ended		Year to Date Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Continuing Operations:
Net income from continuing operations attributable to shareholders	$5,099	$280	9,884	$351
Less: Amounts allocated to participating securities (nonvested shares and units)(i)	218	17	423	24
Net income from continuing operations attributable to common shareholders	$4,881	$263	$9,461	$327

Discontinued Operations:
Discontinued operations attributable to shareholders	$—	$—	$—	$1,406
Less: Amounts allocated to participating securities (nonvested shares and units)(i)	—	—	—	96
Discontinued operations attributable to common shareholders	$—	$—	$—	$1,310

Share information:
Basic weighted average common shares(ii)	17,277,225	17,006,922	17,261,824	17,003,056
Potential dilutive securities(iii)	—	134	—	25
Diluted weighted average common shares	17,277,225	17,007,056	17,261,824	17,003,081

Basic earnings per share
Income from continuing operations	$0.28	$0.02	$0.55	$0.02
Income from discontinued operations	—	—	—	0.08
Net income (iv)	$0.28	$0.02	$0.55	$0.10

Diluted earnings per share
Income from continuing operations	$0.28	$0.02	$0.55	$0.02
Income from discontinued operations	—	—	—	0.08
Net income (iv)	$0.28	$0.02	$0.55	$0.10

(i)
Participating securities include 303,664 and 724,012 nonvested restricted shares for the quarters June 30, 2014 and 2013, respectively, as well as 470,470 and 421,014 restricted share units for the quarters ended June 30, 2014 and 2013, respectively.

(ii)
Under the two-class method, basic weighted average common shares exclude outstanding nonvested participating securities consisting of restricted share awards of 303,664 and  724,012 for the quarters ended June 30, 2014 and 2013, respectively.

(iii)
Anti-dilutive shares related to stock options totaled 10,000 and 18,000 for the quarters ended June 30, 2014 and 2013, respectively, and 10,000 and 19,000 for the year to date periods ended June 30, 2014 and 2013, respectively.

(iv)	See Note 2. Equity Method Investments for further discussion of earnings per share for the quarter and year to date periods ended June 30, 2014.

Note 4.  Commitments and Contingencies.

Commitments

The Company has grain supply agreements to purchase its corn requirements for each of its Indiana plant and Atchison facility through a single supplier. These grain supply agreements expire December 31, 2014.  At June 30, 2014, the Company had commitments to purchase corn to be used in operations through June 2015 totaling $33,171.

The Company has commitments to purchase natural gas needed in production at fixed prices at various dates through March 2015.  The commitment for these contracts at June 30, 2014 totaled $7,347.

The Company entered into a supply contract for flour for use in the production of protein and starch ingredients.  The initial term of the agreement, as amended, expires October 23, 2015.  At June 30, 2014, the Company had purchase commitments aggregating $9,323 through December 2014.

As of June 30, 2014, the Company had contracts of approximately $291 to acquire capital assets.

Contingencies

During fiscal 2013, the Company entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") with Cloud L. Cray, Jr., Karen Seaberg and Thomas M. Cray (collectively, the "Cray Group") and Timothy W. Newkirk, the Company's former President and CEO, and all other members of the Board of Directors. In connection with the Settlement Agreement, the Company agreed to reimburse the members of the Cray Group for all reasonable legal fees and out-of-pocket costs and expenses incurred in connection with the matters related to the proxy contest, up to an aggregate maximum cap of $1,775. The Cray Group submitted reimbursement requests for $1,764, which the Company fully accrued at December 31, 2013. Such costs were included in the caption Accounts Payable to Affiliate, net on the Consolidated Balance Sheets. The Company paid $1,764 to the Cray Group during the quarter ended March 31, 2014, leaving no payable at June 30, 2014.

There are various legal proceedings involving the Company and its subsidiaries. Management believes that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or overall trends in results of operations of the Company.

During January 2014, the Company experienced a small fire at its Indiana plant.  The fire damaged equipment in the feed dryer house and caused a temporary loss of production in late January. The fire did not impact the Company's or customer- owned warehoused inventory. The Indiana plant is back in operation and by the end of February was at pre-fire production levels. The Company is currently working with its insurance carrier to determine the coverage for equipment damage and business interruption losses. Production volume variances related to the fire, out-of-pocket costs incurred through June 30, 2014 related to the fire, and a write off of the damaged assets included in Other Operating Costs on the Statement of Comprehensive Income in the amount of $160 have been reflected in net income for the year to date period ended June 30, 2014. The Company received a partial reimbursement of out-of-pocket costs in the amount of $250 on May 7, 2014, which is included as a reduction of Cost of Sales on the Statement of Comprehensive Income for the year to date period ended June 30, 2014.

Note 5.  Derivative Instruments.

Certain commodities the Company uses in its production process are exposed to market price risk due to volatility in the prices for those commodities.  The Company's grain supply contract for its Indiana and Atchison facilities permits the Company to purchase corn for delivery up to 12 months into the future, at negotiated prices.  The pricing for these contracts is based on a formula using several factors.  The Company has determined that the firm commitments to purchase corn under the terms of these new contracts meet the normal purchases and sales exception as defined under ASC 815, Derivatives and Hedging, and has excluded the fair value of these commitments from recognition within its condensed consolidated financial statements until the actual contracts are physically settled.

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

Note 6.  Operating Segments.

The Company’s operations have been historically classified into three reportable segments:  distillery products, ingredient solutions and other. On February 8, 2013, the Company sold all of the assets included in its other segment, or its bioplastics manufacturing business, including all of the Company’s assets at its bioplastics manufacturing facility in Onaga, Kansas and certain assets of the Company’s extruder bio-resin laboratory located in Atchison, Kansas.  The sales price totaled $2,797 and resulted in a gain, net of tax, of approximately $1,406 that was recognized as a gain on sale of discontinued operations for the quarter ended March 31, 2013. The remaining income statement activity for the quarter ended March 31, 2013 is not presented as discontinued operations due to its immateriality relative to the condensed consolidated financial statements as a whole.

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

	Quarter Ended		Year to Date Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net Sales to Customers
Distillery products	$65,403	$63,912	$130,335	$134,716
Ingredient solutions	15,164	15,483	29,228	30,885
Other (i)	—	—	—	198
Total	80,567	79,395	159,563	165,799
Depreciation and Amortization
Distillery products	2,111	2,037	4,200	4,038
Ingredient solutions	578	585	1,161	1,170
Other (i)	—	—	—	20
Corporate	377	361	747	723
Total	3,066	2,983	6,108	5,951
Income (Loss) from Continuing Operations before Income Taxes
Distillery products	5,964	3,136	11,416	7,483
Ingredient solutions	1,447	875	1,746	2,665
Other (i)	—	—	—	(90)
Corporate	(2,226)	(3,706)	(3,111)	(9,682)
Total	$5,185	$305	$10,051	$376

(i) Significant assets from this segment were sold February 8, 2013, as previously described, and two reportable segments remain in 2014.

The following table allocates total assets to each segment:

	As of June 30, 2014	As of December 31, 2013
Identifiable Assets
Distillery products	$98,596	$97,875
Ingredient solutions	25,105	24,954
Other (i)	—	—
Corporate	31,073	28,500
Total	$154,774	$151,329

(i) Significant assets from this segment were sold February 8, 2013, as previously described, and two reportable segments remain in 2014.

Note 7.  Employee and Non-Employee Benefit Plans.

Post Retirement Benefits.  The Company and its subsidiaries provide certain post-retirement health care and life insurance benefits to certain retired employees.  The liability for such benefits is unfunded.
During the quarter ended June 30, 2014, the Company made a change to the plan to eliminate retiree insurance benefit eligibility effective April 16, 2014 for certain union employees. The effect of this plan change was a negative plan amendment of $919 and a $52 curtailment gain. The negative plan amendment will be recognized into income over average remaining years to full eligibility.  The accounting for the curtailment results in immediate recognition of unamortized prior service cost of $52.
The components of the Net Periodic Benefit Cost/Income for the quarters ended June 30, 2014 and 2013, respectively, are as follows:

	Quarter Ended		Year to Date Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Service cost	$16	$31	$44	$64
Interest cost	35	39	81	82
Amortization of prior service cost	(84)	(156)	(239)	(323)
Amortization of net actuarial loss	5	6	5	14
Prior service cost recognized due to current curtailment	(52)	—	(52)	—
Total post-retirement benefit cost / (income)	$(80)	$(80)	$(161)	$(163)

The Company disclosed in its financial statements for the year ended December 31, 2013, amounts expected to be paid to plan participants.  There have been no revisions to these estimates, other than the impact of the negative plan amendment and curtailment gain, and there have been no changes in the estimate of total employer contributions expected to be made for the year ended December 31, 2014.  The Company reclassified $286 of prior service cost and net actuarial loss from accumulated other comprehensive income into post-retirement benefit loss for the year to date period ended June 30, 2014 and $309 of prior service cost and net actuarial loss from accumulated other comprehensive loss into post-retirement benefit income for the prior year to date period ended June 30, 2013.

Total employer contributions accrued for the quarter ended June 30, 2014 were $0.

Pension Benefits.  The Company and its subsidiaries also provide defined retirement benefits to certain employees covered under collective bargaining agreements.  Under the collective bargaining agreements, the Company’s pension funding contributions are determined as a percentage of wages paid.  The funding is divided between the defined benefit plans and a union 401(k) plan.  It has been management’s policy to fund the defined benefit plans in accordance with the collective bargaining agreements.  The collective bargaining agreements allow the plans’ trustees to develop changes to the pension plan to allow benefits to match funding, including reductions in benefits.  The benefits under these pension plans are based upon years of qualified credited service; however, benefit accruals under the defined benefit plans were frozen in 2009. The Company is taking steps to terminate the pension plan for employees covered under collective bargaining agreements. The projected additional funding cost to the Company to terminate the plan is approximately $630. The additional funding cost will be recognized immediately in the period that the pension plan settlement is fully executed.

The components of the Net Periodic Benefit Cost for the quarters ended June 30, 2014 and 2013, respectively, are as follows:

	Quarter Ended		Year to Date Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Interest cost	$22	$21	$44	$42
Expected return on plan assets	(26)	(28)	(52)	(57)
Amortization of net actuarial loss	5	16	10	33
Total pension benefit cost	$1	$9	$2	$18

The Company reclassified $42 and $24 of net actuarial loss from accumulated other comprehensive loss into pension benefit income for the year to date periods ended June 30, 2014 and 2013, respectively.

The Company previously disclosed in its financial statements for the year ended December 31, 2013, the assumptions used to determine accumulated benefit obligation.

The Company has made employer contributions to its pension plan and union 401(k) during the quarter ended June 30, 2014, of $0.

Equity-Based Compensation Plans.  The Company’s equity based compensation plans provide for the awarding of stock options, stock appreciation rights, and shares of restricted common stock (“restricted stock”) for senior executives and salaried employees as well as outside directors.  As of June 30, 2014, 774,134 shares of restricted common stock and restricted stock units (net of forfeitures) were outstanding under the Company’s long-term incentive plans.

As of June 30, 2014, the Company was authorized to issue 40,000,000 shares of Common Stock.  In connection with the Reorganization, the Company retired its treasury stock, which had historically been used for issuance of Common Stock under the Company’s equity-based compensation plans.  With the retirement of these treasury shares, the Company reserved certain authorized shares for issuance of Common Stock under its equity-based compensation plans.  At the Company's Annual Meeting in May 2014, shareholders approved a new Employee Equity Incentive Plan with 1,500,000 shares registered for future grants, as well as a new Employee Stock Purchase Plan with 300,000 shares registered for employee purchase.

The Employee Equity Incentive Plan provides that vesting occurs pursuant to the time period specified in the particular award agreement approved for that issuance of Restricted Stock Units, which is not less than three years unless vesting is accelerated due to the occurrence of certain events. The compensation expense related to awards granted under the Employee Equity Incentive Plan is based on the market price of the stock on the date the Board of Directors approves the grant and is amortized over the vesting period of the restricted stock award.

Also approved by shareholders was a new Non-Employee Director Equity Incentive Plan with 300,000 shares registered for future grants. In June 2014, 16,360 of the 300,000 registered shares were granted to non-employee directors in the form of unvested restricted stock units. The Non-Employee Director Equity Incentive Plan provides that vesting occurs pursuant to the time period specified in the particular award agreement approved for that issuance of Restricted Stock Units, which is not less than one year unless vesting is accelerated due to the occurrence of certain events.  The awards issued in June 2014 will vest over three years.  The compensation expense related to awards granted under the Non-Employee Director Equity Incentive Plan is based on the market price of the stock on the date the Board of Directors approves the grant and is amortized over the elected service period of the directors.

Synonymous with the approval of the new Employee Equity Incentive Plan, the shares reserved with the retirement of treasury shares in connection with the Reorganization were terminated, except for a continuing reserve in the share amount of the remaining unvested restricted stock units and unexercised stock options for non-employees, employees and executives. Reserved shares of Common Stock for unvested restricted stock units and unexercised stock options granted under the prior equity plans at June 30, 2014 were:

Stock options granted but not exercised	10,000
Restricted stock to non-employees (authorized but not granted)	30,110
Restricted stock to employees and executives (authorized but not granted)	424,000
Total	464,110

Note 8.  Industrial Revenue Bond.

On December 28, 2006, the Company engaged in an industrial revenue bond transaction with the City of Atchison, Kansas (the “City”) in order to receive ten-year real property tax abatement on its newly constructed office building and technical center in Atchison, Kansas. At the time of this transaction, the facilities were substantially completed and had been financed with internally-generated cash flow.  The Company recorded the office building and technical center assets as property and equipment on the consolidated balance sheets.  Pursuant to this transaction, the City issued $7,000 principal amount of bonds to the Company and then the City used the proceeds to purchase the office building and technical center from the Company.  The City then leased the facilities back to the Company under a capital lease, the terms of which provide for the payment of basic rent in an amount sufficient to pay interest at a rate 4.9 percent on the bonds, payable annually on December 1st of each year.  A balloon payment of $7,000 will be due upon maturity on December 1, 2016.  The Company’s obligation to pay rent under the lease provides for the both the same interest and balloon payment amounts and the same due dates as the City’s obligation to pay debt service on the bonds, which the Company holds. The lease permits the Company to present the bonds at any time for cancellation, upon which our obligation to pay basic rent would be cancelled.  The Company does not intend to do this until their maturity date on December 1, 2016, at which time the Company may elect to purchase the facilities for $100 (one hundred dollars).  Because the Company owns all the outstanding bonds, management considers the debt cancelled and, accordingly, no investment or related obligation under the capital lease is reflected on our balance sheet.  In connection with this transaction, the Company agreed to pay the City an administrative fee of $50, which is payable over 10 years.  If the Company were to present the bonds for cancellation prior to maturity, the $50 fee would be accelerated.

Below is a summary of the financial asset and liability that are offset at June 30, 2014 and December 31, 2013, respectively.

	(i)	(ii)	(iii) = (i) - (ii)
Description	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts offset in the Balance Sheet	Net Amounts of Assets (Liabilities) presented in the Balance Sheet

June 30, 2014
Investment in bonds	$7,000	$7,000	$—
Capital lease obligation	$(7,000)	$(7,000)	$—

December 31, 2013
Investment in bonds	$7,000	$7,000	$—
Capital lease obligation	$(7,000)	$(7,000)	$—

Note 9.   Severance Costs

On December 3, 2013, the Company entered into the Settlement Agreement, pursuant to which the Company terminated its Chief Executive Officer and President, Timothy W. Newkirk. In connection with the Settlement Agreement, the Company agreed to pay Mr. Newkirk severance costs totaling $714. The Company also entered into a Transition Services Agreement, which obliges the Company to pay Mr. Newkirk up to $201, exclusive of out-of-pocket expenses. All such costs were expensed and accrued during 2013.

Certain other members of management were also terminated in fiscal 2013 and 2014.

Activity related to severance costs was as follows:

	Quarter Ended		Year to Date Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Balance at beginning of period	$699	$99	$1,142	$126
Provision for additional expense	184	—	313	1
Payments and adjustments	(336)	(16)	(908)	(44)
Balance at end of period	$547	$83	$547	$83

Severance costs are included in Selling, General and Administrative Expenses on the Consolidated Statement of Operations and the related accrual is included in Accrued Expenses on the Condensed Consolidated Balance Sheets.

Note 10.   Subsequent Events

Amendment to Credit Agreement

On August 5, 2014, the Company entered into Amendment No. 2 to the Credit Agreement (“Second Amendment”) by and among Wells Fargo Bank, N.A. as administrative agent and sole lender and MGP Ingredients, Inc., MGPI Processing, Inc., MGPI Pipeline, Inc. and MGPI of Indiana, LLC.  The Second Amendment amended and restated the definition of the term “Fixed Asset Sub-Line” and adds Thunderbird Real Estate Holdings, LLC (“Thunderbird”), a wholly-owned subsidiary of MGPI Processing, Inc. which is a wholly-owned subsidiary of MGP Ingredients, Inc., to the Credit Agreement as a Loan Party.  The Second Amendment is attached to this Quarterly Report on Form 10-Q as Exhibit 10.2 and incorporated herein by reference.  In connection with execution of the Second Amendment, all the equity of Thunderbird was pledged and a lien was placed on all the assets of Thunderbird  to secure the obligations of the Loan Parties under the Credit Agreement.

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

RECENT ACTIVITIES

Business Interruption

During January 2014, we experienced a small fire at our Indiana plant.  The fire damaged equipment in the feed dryer house and caused a temporary loss of production in late January. The fire did not impact the Company's or customer-owned warehoused inventory. The Indiana plant is back in operation and by the end of February was at pre-fire production levels. We are currently working with our insurance carrier to determine the coverage for equipment damage and business interruption losses. Production volume variances related to the fire, out-of-pocket costs incurred through June 30, 2014 related to the fire, and a write off of the damaged assets included in Other Operating Costs on the Statement of Comprehensive Income in the amount of $160 have been reflected in net income for the year to date period ended June 30, 2014. We received a partial reimbursement of out-of-pocket costs in the amount of $250 on May 7, 2014, which is included as a reduction of Cost of Sales on the Statement of Comprehensive Income for the year to date period ended June 30, 2014.

Valuation Allowance for Deferred Tax Assets

Management continuously evaluates whether it believes it is more likely than not that we will realize the deferred tax assets at each reporting date. This analysis considers all evidence, both positive and negative, available at the time the analysis is made. Based on an analysis of the evidence available as of June 30, 2014, management is unable to conclude it is more likely than not that all of its deferred tax assets will be realized at this time. As a result of this analysis, we continue to record a full valuation allowance on our net deferred tax assets. Management’s analysis limits the recognition of net deferred tax assets to those differences that may be recovered through either carrybacks or built-in reversals of basis differences that will result in future taxable income (e.g. fixed assets). Because of cumulative losses in recent years, management does not currently rely on estimates of future taxable income in assessing the recoverability of net deferred tax assets. However, management estimates that in the near term we may achieve a cumulative income position for recent years, such that the use of future taxable income may be reconsidered in our analysis. There can be no assurance of the amounts or results of this analysis at this time.
Based upon our most recent results, if favorable trends in operating profits continue, they could result in a reduction in all or a portion of the valuation allowance in future quarters, resulting in a non-cash income tax benefit. Any release of all or a portion of the valuation allowance could have a material impact on our financial position and results of operations.
SEC Filing Status
At June 30, 2014, we determined that we will cease to qualify for smaller reporting company SEC filing status and will transition to accelerated filing status disclosure requirements for the period ended March 31, 2015, per Item 10, (f) of Regulation S-K. We expect to file our Form 10-K for the year ended December 31, 2014 in compliance with the accelerated filer deadline. Also as a result of our change in filing status from smaller reporting company to accelerated, we no longer qualify for our exemption from compliance with Section 404(b) of the Sarbanes-Oxley Act. Therefore, our independent auditors will be required to attest to management's assessment of the effectiveness of our system of internal controls for the year ending December 31, 2014.

New President and Chief Executive Officer

On July 24, 2014, the Company announced the appointment of Augustus "Gus" Griffin as its new President and Chief Executive Officer, effective July 28, 2014. As a result of the appointment of Mr. Griffin as President and Chief Executive Officer of the Company, Don Tracy and Randy M. Schrick resigned from their positions as Interim Co-Chief Executive Officers effective July 28, 2014. Following their resignations as Interim Co-Chief Executive Officers, Messrs. Tracy and Schrick continue to serve as Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer) and Vice President, Engineering, respectively.

RESULTS OF OPERATIONS

Consolidated earnings for the quarter ended June 30, 2014 increased compared to the same period a year ago, with net income of $5,099 on consolidated net sales of $80,567 versus net income of $280 on consolidated net sales of $79,395 in the quarter ended June 30, 2013. Our combined earnings before income taxes for the distillery products segment, ingredient solutions and other segment increased to $7,411 for the quarter ended June 30, 2014 from $4,011 for the quarter ended June 30, 2013.  Our equity method investment earnings increased $2,260 from earnings of $71 for the quarter ended June 30, 2013 to earnings of $2,331 (net of our change in accounting estimate of $1,882) for the quarter ended June 30, 2014. This significant quarter-versus-quarter increase in equity method investment earnings was due to earnings from our investment in ICP, which experienced much improved margins in the production of chemical intermediates and high quality alcohol. The improved margins were driven primarily by a low current supply and strong demand for these products and for fuel grade alcohol, which affects their pricing. ICP also experienced a 23.0 percent growth in the volume of alcohol sales compared to the same period a year ago. The Company also withdrew its election to shut down the Pekin plant on March 31, 2014.

Consolidated earnings for the year to date period ended June 30, 2014 increased compared to the same period a year ago, with net income of $9,884 on consolidated net sales of $159,563 versus net income of $1,757 on consolidated net sales of $165,799 for the year to date period ended June 30, 2013. Our combined earnings before income taxes for the distillery products segment, ingredient solutions and other segment increased to $13,162 for the year to date period ended June 30, 2014 from $10,058 for the year to date period ended June 30, 2013.  Our equity method investment earnings increased $6,537 from a loss of $871 for the year to date period ended June 30, 2013 to earnings of $5,666 (net of our change in accounting estimate of $1,882) for the year to date period ended June 30, 2014. Similar to the discussion above, the significant period-versus-period increase in equity method investment earnings was due primarily to our investment in ICP, which experienced much improved margins. The Company also withdrew its election to shut down the Pekin plant on March 31, 2014. ICP experienced 51.0 percent growth in the volume of alcohol sales compared to the same period a year ago. Our discontinued operations decreased period-versus-period due to the $1,406 gain (net of tax) recognized on the sale of our bioplastics manufacturing business during the year to date period ended June 30, 2013.

NET SALES

Net sales for the quarter ended June 30, 2014 increased $1,172, or 1.5 percent, compared to the quarter ended June 30, 2013.  Net sales in the distillery products segment as a whole increased primarily as a result of increased volume of food grade alcohol partially offset by lower average pricing. Average pricing declined relative to declines in commodity costing, primarily corn and flour as discussed further in Cost of Sales below. Net sales in the ingredient solutions segment as a whole decreased due to lower average pricing partially offset by a volume increase. Average pricing declined relative to declines in commodity costing, primarily corn and flour as discussed further in Cost of Sales below.

Net sales for the year to date period ended June 30, 2014 decreased $6,236, or 3.8 percent, compared to the year to date period ended June 30, 2013.  Net sales in the distillery products segment as a whole decreased primarily as a result of lower average pricing partially offset by increased volume of food grade alcohol. Average pricing declined relative to declines in commodity costing, primarily corn and flour as discussed further in Cost of Sales below. Net sales in the ingredient solutions segment as a whole decreased primarily due to average price decreases as volume was relatively flat. Average pricing declined relative to declines in commodity costing, primarily corn and flour as discussed further in Cost of Sales below. Net sales in the other segment decreased due to the sale of the bioplastics manufacturing business on February 8, 2013.

COST OF SALES

For the quarter ended June 30, 2014, cost of sales decreased $1,945, or 2.6 percent, compared to the quarter ended June 30, 2013.  For the quarter ended June 30, 2014, cost of sales was 89.6 percent of net sales, which generated a gross margin of 10.4 percent. For the quarter ended June 30, 2013, cost of sales was 93.3 percent of net sales, which generated a gross profit margin of 6.7 percent.

Our lower overall costs were primarily the result of lower costs for corn and flour partially offset by increased volume in our distillery products segment. We saw decreases in the per-bushel cost of corn and the per-pound cost of flour, which averaged 35.7 percent and 13.5 percent lower, respectively, than the quarter ended June 30, 2013. The per-million cubic foot cost of natural gas remained flat compared to the quarter ended June 30, 2013.

For the year to date period ended June 30, 2014, cost of sales decreased $8,925, or 5.8 percent, compared to the year to date period ended June 30, 2013.  For the year to date period ended June 30, 2014, cost of sales was 90.5 percent of net sales, which generated a gross margin of 9.5 percent. For the year to date period ended June 30, 2013, cost of sales was 92.5 percent of net sales, which generated a gross profit margin of 7.5 percent.

Our lower overall costs were primarily the result of lower costs for corn and flour partially offset by increased volume in our distillery products segment and higher natural gas costs. We saw decreases in the per-bushel cost of corn and the per-pound cost of flour, which averaged 37.6 percent and 12.2 percent lower, respectively, than the year to date period ended June 30, 2013. The per-million cubic foot cost of natural gas increased by 9.9 percent compared to the year to date period ended June 30, 2013.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the quarter ended June 30, 2014 increased by $396, or 8.3 percent, compared to the quarter ended June 30, 2013.  This increase was primarily due to additional bonus expense, partially offset by reduced legal fees, which were primarily related to the proxy contest. The bonus accrual for our short-term incentive plan is based on progress against key performance metrics and for the quarter ended June 30, 2014, we were at 81 percent of key performance metrics vs. 39 percent for the quarter ended June 30, 2013.

Selling, general and administrative expenses for the year to date period ended June 30, 2014 decreased by $407, or 3.8 percent, compared to the year to date period ended June 30, 2013.  This decrease was primarily due to legal fees related to the proxy contest included in the year to date period ended June 30, 2013.

INTEREST EXPENSE

Interest expense for the quarter and year to date periods ended June 30, 2014 decreased $59 and $144, respectively, compared to the same periods ended June 30, 2013.  These decreases were primarily the result of lower average daily balance and interest rate on our line of credit compared to the same periods a year ago.

EQUITY IN EARNINGS (LOSS) OF JOINT VENTURES

ICP

ICP's Limited Liability Company Agreement generally allocates profits, losses and distributions of cash of ICP based on the percentage of a member's capital contributions to ICP relative to total capital contributions of all members to ICP, of which we have 30 percent and our joint venture partner, ICP Holdings, has 70 percent. That agreement grants the right to either member to elect to shut down the Pekin plant if ICP operates at an EBITDA loss of $500 in any quarter, subject to the right of the other member to override that election. If the Objecting Member overrides the election, then EBITDA loss and EBITDA profit for each subsequent quarter are allocated 80 percent to the Objecting Member and 20 percent to the Electing Member until the end of the applicable quarter in which the Electing Member withdraws its Shut Down Election and thereafter allocation revert to a 70-30 split (subject to a catch-up allocation of 80 percent of EBITDA profits to the Objection Member until it equals the amount of EBITDA loss allocated to such member on an 80-20 basis. ICP experienced an EBITDA loss of $500 for the quarter ended March 31, 2013, which was one factor that prompted us to deliver notice of our Shut Down Election on April 18, 2013. However, we withdrew our Shut Down Election on March 31, 2014 (thereby causing the allocation of profits and losses to revert to 30 percent to us and 70 percent to ICP Holdings as of April 1, 2014) based partially on the strong financial results ICP generated during the period ended June 30, 2014.

As described in Note 2 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Report, management reassessed the most likely recovery of our investment in ICP and determined that it would likely be through cash distributions (which may vary in the percentage distributed to us and ICP Holdings as described above), rather than through a liquidation or sale of ICP (which does not deviate from a 70-30 split regardless of a plant shut down).

As a result of this reassessment, we measured our cumulative equity in the undistributed earnings of ICP using an 80-20 allocation for the Shut Down Election period (April 1, 2013 through March 31, 2014) and a 70-30 allocation thereafter. The cumulative effect of this change in estimate resulted in a decrease in equity method investment earnings of ICP of $1,882 for the quarter and year to date periods ended June 30, 2014; a decrease in the earnings per share of $0.11 and $0.10 per share for the quarter and year to date periods ended June 30, 2014; and a decrease in the related equity method investment in ICP at June 30, 2014, of $1,882.

For the quarter ended June 30, 2014, ICP generated earnings of $13,993.  Our portion of the earnings for the current quarter was $2,341. For the quarter ended June 30, 2013, ICP generated earnings of $343.  Our portion of the earnings for the year-ago quarter was $62. The significant quarter-versus-quarter increase in earnings was due to much improved margins in the production of chemical intermediates and high quality alcohol, partially offset by our change in accounting estimate which reduced our equity method investment earnings by $1,882. The improved margins were driven primarily by a low current supply and strong demand for these products and for fuel grade alcohol, which affects their pricing. ICP also recorded higher sales volumes compared to the same period a year ago.

For the year to date period ended June 30, 2014, ICP generated earnings of $24,900.  Our portion of the earnings for the year to date period was $5,588. For the year to date period ended June 30, 2013, ICP recorded a loss of $2,887.   Our portion of the loss for the year-ago period was $907. The significant year to date-versus-year to date increase in earnings was due to much improved margins in the production of chemical intermediates and high quality alcohol, partially offset by our change in accounting estimate which reduced our equity method investment earnings by $1,882. The improved margins were driven primarily by a low current supply and strong demand for these products and for fuel grade alcohol, which affects their pricing. ICP also recorded higher sales volumes compared to the same period a year ago.

Our proportionate share of the earnings of ICP has recently had a significant positive impact on our net income for the quarter and year to date periods ended June 30, 2014. There can be no assurance that such results will continue in future periods. We presently expect that ICP's recent levels of profitability may not be sustained. Consequently, we expect that ICP's contributions to our net income may be reduced in future periods.

D.M. Ingredients, GmbH (“DMI”)

For the quarters ended June 30, 2014 and 2013, DMI had net income (loss) of $(21) and $17, respectively.  As a 50 percent joint venture holder, our portion of the equity in earnings (loss) was $(10) and $9 for the quarters ended June 30, 2014 and 2013, respectively.

For the year to date periods ended June 30, 2014 and 2013, DMI had net income of $155 and $72, respectively.  As a 50 percent joint venture holder, our equity in earnings was $78 and $36 for the year to date periods ended June 30, 2014 and 2013, respectively.

DISCONTINUED OPERATIONS, NET OF TAX

On February 8, 2013, we sold the assets at our bioplastics manufacturing facility in Onaga, Kansas and certain assets of our extruder bio-resin laboratory located in Atchison, Kansas.  The sales price totaled $2,797 and resulted in a net of tax gain of $1,406 that was recognized as discontinued operations in the quarter ended June 30, 2013.

NET INCOME

As the result of the factors outlined above, we generated net income of $5,099 and $9,884 in the quarter and year to date periods ended June 30, 2014, respectively, compared to net income of $280 and $1,757 in the quarter and year to date periods ended June 30, 2013, respectively.

SEGMENT RESULTS

The following is a summary of revenues and pre-tax profit / (loss) attributed to each reportable operating segment for the quarters ended June 30, 2014 and 2013.  For additional information regarding our operating segments, see Note 6. Operating Segments of this Form 10-Q.

	Quarter Ended		Year to Date Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Distillery Products
Net Sales	$65,403	$63,912	$130,335	$134,716
Pre-Tax Income	5,964	3,136	11,416	7,483
Ingredient Solutions
Net Sales	15,164	15,483	29,228	30,885
Pre-Tax Income	1,447	875	1,746	2,665
Other
Net Sales	—	—	—	198
Pre-Tax Loss	—	—	—	(90)

DISTILLERY PRODUCTS

Total distillery products net sales for the quarter ended June 30, 2014 increased $1,492, or 2.3 percent, compared to the quarter ended June 30, 2013. This overall increase was primarily attributable to a $1,744 increase in net sales of high quality food grade alcohol, a $897 increase in fuel grade alcohol, and a $234 increase in warehouse net sales. These increases to overall net sales were partially offset by a $1,383 decrease in distillers feed and related co-products compared to the same period a year ago.  While the distillery products segment experienced a decrease of 2.0 percent in average pricing quarter-versus-quarter, the per-bushel cost of corn decreased 35.7 percent quarter-versus-quarter. The combination of these two factors led to an increase in the return on net sales to 9.1 percent for the quarter ended June 30, 2014 compared to 4.9 percent for the quarter ended June 30, 2013. The per-million cubic foot cost of natural gas remained relatively flat compared to the same period a year ago.

Total distillery products net sales for the year to date period ended June 30, 2014 decreased $4,381, or 3.3 percent, compared to the year to date period ended June 30, 2013. This overall decrease was primarily attributable to a $4,356 decrease in net sales of distillers feed and related co-products and a $3,232 decrease in net sales of high quality food grade alcohol partially offset by a $2,702 increase in the sale of fuel grade alcohol and a $505 increase in warehouse revenue compared to the same period a year ago.  While the distillery products segment experienced a decrease of 6.9 percent in average pricing year to date period-versus-year to date period, the per-bushel cost of corn decreased 37.6 percent year to date period-versus-year to date period. The combination of these two factors led to an increase in the return on net sales to 8.8 percent for the year to date period ended June 30, 2014 compared to 5.6 percent for the year to date period ended June 30, 2013. The per-million cubic foot cost of natural gas averaged nearly 9.9 percent higher than the same period a year ago.

INGREDIENT SOLUTIONS

Total ingredient solutions net sales for the quarter ended June 30, 2014 decreased by $319, or 2.1 percent, compared to the quarter ended June 30, 2013.  Net sales for specialty wheat proteins for the quarter ended June 30, 2014 decreased $99 compared to the quarter ended June 30, 2013 due to a slight volume decrease along with relatively flat average pricing. Commodity wheat starch saw a 6.8 percent decrease in net sales compared the same period a year ago due to a decrease in per unit pricing along with a flat volume.  Sales of specialty wheat starches were relatively flat compared to the same period a year ago. Our focus remains on the production and commercialization of specialty ingredients which is reflected in our quarter-versus-quarter decrease in our commodity products as a percentage of total segment net sales.   Our return on net sales increased from 5.7 percent for the quarter ended June 30, 2013 to 9.5 percent for the quarter ended June 30, 2014. This increase was driven primarily by lower flour costs as well as the mix of sales during the quarter ended June 30, 2014 compared to the quarter ended June 30, 2013.   While the ingredients solutions segment as a whole experienced a 5.9 percent quarter-versus-quarter decrease in average pricing, we saw a decrease in the per-pound cost of flour, which averaged 13.5 percent lower than the quarter ended June 30, 2013. The per-million cubic foot cost of natural gas remained flat compared to the quarter ended June 30, 2013.

Total ingredient solutions net sales for the year to date period ended June 30, 2014 decreased by $1,657, or 5.4 percent, compared to the year to date period ended June 30, 2013.  Net sales for specialty wheat proteins for the year to date period ended June 30, 2014 decreased $942 compared to the year to date period ended June 30, 2013 due to a volume decrease along with flat average pricing. Specialty wheat starches saw a $1,938 increase in net sales compared to the same period a year ago due to a large volume increase partially offset by a decrease in average pricing. Commodity wheat starch saw a 53.1 percent decrease in net sales compared the same period a year ago due to a large decrease in volume as well as a decrease in per unit pricing.  While we experienced a quarter-versus-quarter increase in our commodity products as a percentage of total segment net sales, our focus remains on the production and commercialization of specialty ingredients which is reflected in our year to date period-versus-year to date period decrease in our commodity starches as a percentage of total segment net sales and our commodity proteins remaining flat as a percentage of total segment net sales.   Our return on net sales decreased from 8.6 percent for the year to date period ended June 30, 2013 to 6.0 percent for the year to date period ended June 30, 2014. This decrease was driven primarily by a decrease in per unit pricing during the year to date period ended June 30, 2014 compared to the year to date period ended June 30, 2013.   While the ingredients solutions segment as a whole experienced a year to date period-versus-year to date period decrease in average pricing, we saw a decrease in the per-pound cost of flour, which averaged 12.2 percent lower than the year to date period ended June 30, 2013. On the other hand, the per-million cubic foot cost of natural gas increases by 9.9 percent compared to the year to date period ended June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Our principal uses of cash in the ordinary course are for the cost of raw materials and energy used in our production processes, salaries, and capital expenditures.   Generally, during periods when commodities prices are rising, our operations require increased use of cash to support inventory levels.  Our principal sources of cash are product sales and borrowing on our revolving credit facility. At June 30, 2014 and December 31, 2013, our cash balance was $883 and $2,857, respectively, and we have used our revolving credit facility for liquidity purposes, with $22,004 remaining on the facility at June 30, 2014 for additional borrowings. Historically, we also have used cash for acquisitions and received cash from investment or asset dispositions and tax refunds.

On February 28, 2014, the Board of Directors declared a five (5) cent dividend and dividend equivalent per share of the Company’s Common Stock, no par value.  The total dividend and dividend equivalent of $907 was paid on April 9, 2014, to stockholders of record of Common Stock, restricted stock and restricted stock units on March 17, 2014.

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

We expect $4,000 to $6,000 in routine capital expenditures over the twelve month period ending June 30, 2015, related to improvements in and replacements of existing plant and equipment.  The cost to repair or replace equipment damaged in the January 2014 fire at the Lawrenceburg plant will be in addition to this number, but has not yet been determined. We anticipate these expenditures will be largely covered by insurance claim collections.  As of June 30, 2014, we had contracts to acquire approximately $291 of capital assets.

We had significant professional fees and severance costs accrued at December 31, 2013 related to the proxy contest. We paid $2,323 of these accruals during the year to date period ended June 30, 2014. The balance of the proxy-related accruals of $184 is expected to be paid over the remainder of this calendar year.

We expect our sources of cash to be adequate to provide for budgeted capital expenditures and anticipated operating requirements.

The following table is presented as a measure of our liquidity and financial condition:

	June 30, 2014	December 31, 2013
Cash and cash equivalents	$883	$2,857
Working capital	42,636	37,736
Credit facility, notes payable and long-term debt outstanding	23,406	23,168
Amounts available under lines of credit	22,004	23,920
Stockholders’ equity	90,639	81,603

	Year to Date Ended
	June 30, 2014	June 30, 2013
Depreciation and amortization	$6,108	$5,951
Capital expenditures	(3,594)	(1,757)
Cash flows from operations	2,877	1,961

CASH FLOW INFORMATION

Operating Cash Flows.  Operating cash flow information for the year to date periods ended June 30, 2014 and 2013, respectively, is as follows:

	Year to Date Ended
	June 30, 2014	June 30, 2013
Cash Flows from Operating Activities
Net income	$9,884	$1,757
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,108	5,951
Gain on sale of bioplastics manufacturing business	—	(1,453)
Loss on sale of assets, net	163	—
Share based compensation	271	763
Equity method investment (earnings) loss	(5,666)	871
Changes in operating assets and liabilities:
Restricted cash	—	12
Receivables, net	(6,916)	4,168
Inventory	2,970	(4,575)
Prepaid expenses	(1,249)	(1,145)
Refundable income taxes	290	7
Accounts payable	(3,499)	(781)
Accounts payable to affiliate, net	2,064	(4,008)
Accrued expenses	(968)	1,049
Deferred credit	173	(175)
Accrued retirement health and life insurance benefits and other noncurrent liabilities	(331)	(480)
Other	(417)	—
Net cash provided by operating activities	$2,877	$1,961

Cash flow from operations for the year to date period ended June 30, 2014 increased $916 from $1,961 for the year to date period ended June 30, 2013 to $2,877 for the year to date period ended June 30, 2014.  This increase in operating cash flow was primarily the result of an increase in net income, a decrease in inventory and an increase in accounts payable to affiliate.

Net income increased (after giving effect to non-cash gains of $1,453 for the year to date period June 30, 2013 and equity method investment earnings of $5,666, net of our change in accounting estimate of $1,882, for the year to date period ended June 30, 2014, compared to a loss of $871 for the year to date period ended June 30, 2013). Inventory decreased resulting in increased cash flow from operations of $2,970 for the year to date period ended June 30, 2014, compared to a use of cash from operations of $4,575 for the year to date period ended June 30, 2013, with the resulting change primarily due to timing of cash disbursements. For the year to date period ended June 30, 2014, accounts payable to affiliate, net increased $2,064 compared to a net decrease of $4,008 for the year to date period ended June 30, 2013, with the resulting change primarily due to timing of payments as well as increased purchases from ICP compared to the same period a year ago.

The above factors, which served to increase operating cash flow, were partially offset by the following:

•
Receivables increased $6,916 for the year to date period ended June 30, 2014 compared to a decrease of $4,168 for the year to date period ended June 30, 2013. The increase in receivables was due to an increase in sales for the quarter ended June 30, 2014 as compared to the quarter ended June 30, 2013 as well as the timing of cash receipts.

•
Accounts payable decreased $3,499 for the year to date period ended June 30, 2014 compared to a decrease of $781 for the year to date period ended June 30, 2013, with the resulting change due primarily to timing of cash disbursements.

•
Accrued expenses decreased $968 for the year to date period ended June 30, 2014 compared to an increase of $1,049 for the year to date period ended June 30, 2013. The decrease in accrued liabilities was primarily due to timing of cash disbursements related to 2013 bonus accruals.

Investing Cash Flows.  Net investing cash flow for the year to date period ended June 30, 2014 was $(3,594) compared to $1,040 for the year to date period ended June 30, 2013.  During the year to date period ended June 30, 2014, we made capital investments of $3,594. During the year to date period ended June 30, 2013, we received proceeds of $2,797 from the sale of our bioplastics manufacturing business and we made capital investments of $1,757.

Financing Cash Flows.  Net financing cash flow for the year to date period ended June 30, 2014 was $(1,257) compared to $(3,001) for the year to date period ended June 30, 2013, for a net improvement in financing cash flow of $1,744.  During the year to date period ended June 30, 2014, we had net borrowings of $1,009 from our line of credit compared to net payments of $1,230 for the year to date period ended June 30, 2013.  Our payments on long-term debt totaled $771 and $855 for the year to date periods ended June 30, 2014 and 2013, respectively. We purchased shares of stock from terminated employees during the year to date period ended June 30, 2014 in the amount of the withholding taxes on the pro-rata vesting of their restricted stock at termination. These stock purchases added 60,708 shares, or $537, to our treasury stock. We made dividend payments of $907 and $916 for the year to date periods ended June 30, 2014 and 2013, respectively, to our holders of Common Stock, restricted stock, and restricted stock units.

CAPITAL EXPENDITURES

For the year to date period ended June 30, 2014, we made $4,004 of capital investments, of which $3,594 was a use of cash and $410 remained payable at June 30, 2014.  The capital investments related primarily to facility improvements and upgrades.

LINE OF CREDIT

On November 2, 2012, we entered into an Amended and Restated Credit Agreement, and ancillary documents with Wells Fargo (“Credit Agreement”). On February 12, 2014, we entered into Amendment No. 1 to the Credit Agreement ("First Amendment"). The First Amendment amended and restated the definition of the term EBITDA to add back (to the Company's consolidated net earnings (or loss)) governance expenses relating to the shareholder litigation and incurred prior to December 31, 2013, in an aggregate amount not in excess of $5,500. For the twelve months ended June 30, 2014, we incurred $5,465 of such expenses. As of and for the year to date period ended June 30, 2014, we were in compliance with the Credit Agreement’s financial covenants and other restrictions.

The amount of borrowings which we may make is subject to borrowing base limitations.  As of June 30, 2014, our outstanding borrowings under this facility were $19,009, leaving $22,004 available for additional borrowings.

On August 5, 2014, the Company entered into Amendment No. 2 to the Credit Agreement (“Second Amendment”) by and among Wells Fargo Bank, N.A. as administrative agent and sole lender and MGP Ingredients, Inc., MGPI Processing, Inc., MGPI Pipeline, Inc. and MGPI of Indiana, LLC.  The Second Amendment amended and restated the definition of the term “Fixed Asset Sub-Line” and adds Thunderbird Real Estate Holdings, LLC (“Thunderbird”), a wholly-owned subsidiary of MGPI Processing, Inc. which is a wholly-owned subsidiary of MGP Ingredients, Inc., to the Credit Agreement as a Loan Party.  The Second Amendment is attached to this Quarterly Report on Form 10-Q as Exhibit 10.2 and incorporated herein by reference.  In connection with execution of the Second Amendment, all the equity of Thunderbird was pledged and a lien was placed on all the assets of Thunderbird  to secure the obligations of the Loan Parties under the Credit Agreement.

WORKING CAPITAL

COMPARISON TO DECEMBER 31, 2013

Our working capital increased $4,900 from December 31, 2013 to June 30, 2014.  This increase was primarily the result of an increase in receivables and prepaid expenses and a decrease in accounts payable and accrued expenses. These increases to working capital were partially offset by decreases in cash, inventory and deferred tax assets and an increase in accounts payable to affiliate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide Item 3 disclosures in this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES.

(a)           Evaluation of disclosure controls and procedures.

As of the end of the quarter ended June 30, 2014, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)           Changes in internal controls.

There has been no change in the Company’s internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

At June 30, 2014, the Company determined that it will cease to qualify for smaller reporting company SEC filing status and will transition to accelerated filing status disclosure requirements for the period ended March 31, 2015, per Item 10, (f) of Regulation S-K. The Company expects to file its Form 10-K for the year ended December 31, 2014 in compliance with the accelerated filer deadline, per SEC Division of Corporation Finance Exchange Act Rules Compliance & Disclosure Interpretation Question 130.04. Also as a result of the Company's change in filing status from smaller reporting company to accelerated, it no longer qualifies for exemption from Section 404(b) of the Sarbanes-Oxley Act. Therefore, the Company's independent auditors will be required to attest to management's assessment of the effectiveness of the Company's system of internal controls for the year ending December 31, 2014.

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

ITEM 1A.    RISK FACTORS

Risk Factors are described in “Item 1A. Risk Factors” of the Company’s Report on Form 10-K for the year ended December 31, 2013 and on Form 10-Q for the quarter ended March 31, 2014 and, except where indicated below, there have been no material changes thereto. The Company has supplemented its disclosure of risk factors in this Form 10-Q for the quarter ended June 30, 2014 by adding and amending the following risk factors, four of which originally appeared in the Company’s Report on Form 10-K for the year ended December 31, 2013 and on Form 10-Q for the quarter ended March 31, 2014.
Our ability to supply and grow our basic industrial alcohol business is highly dependent on sourcing the product from ICP or unaffiliated third parties.

Pursuant to a Marketing Agreement between us and ICP, ICP manufactured and supplied high quality products, including industrial alcohol, for us and we purchased, marketed and sold such products for a marketing fee.  Effective January 1, 2013, the Marketing Agreement expired.  Following the expiration of the Marketing Agreement we sourced significantly less product from ICP in fiscal 2013 than we did in fiscal 2012.

     Our Atchison and Lawrenceburg plants are constrained in their ability to produce additional volumes of industrial alcohol. For 2014 and the foreseeable future, we expect that ICP or other third party sources will be important sources of product for us. While we plan to increase sourced product from ICP in 2014, ICP is under no obligation to sell us these products. If we are unsuccessful in sourcing product from ICP or other sources, our ability to grow our basic industrial alcohol business will be limited.

ICP, like many others in the ethanol industry, has recently experienced very high levels of profitability, and the results have been a disproportionate contributor to our improvements in net income in 2014.

Our proportionate share of the profits of ICP has recently had a significant positive impact on our net income. The significant year to date-versus-year to date increase in earnings was due to much improved margins in the production of chemical intermediates and high quality alcohol. The improved margins were driven primarily by a low current supply and strong demand for these products and for fuel grade alcohol, which affects their pricing. There can be no assurance that such results will continue in future periods. We currently expect that ICP's recent levels of profitability may not be sustained. Consequently, we currently expect that ICP's contributions to our net income may be reduced in future periods.

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

We source industrial alcohol products from ICP. An interruption in or loss of operations at ICP’s Pekin, Illinois facility could have a material adverse effect on our business, results of operations and/or financial condition.

A disruption in transportation services could result in difficulties supplying materials to our facilities and impact our ability to deliver products to our customers in a timely manner.

During January 2014, the Company experienced a small fire at its Indiana plant.  The fire damaged equipment in the feed dryer house and caused a temporary loss of production in late January. The fire did not impact the Company's or customer- owned warehoused inventory. The Indiana plant is back in operation and by the end of February was at pre-fire production levels. The Company is currently working with its insurance carrier to determine the coverage for equipment damage and business interruption losses. Production volume variances related to the fire, out-of-pocket costs incurred through June 30, 2014 related to the fire, and a write off of the damaged assets included in Other Operating Costs on the Statement of Comprehensive Income in the amount of $160 have been reflected in net income for the year to date period ended June 30, 2014. The Company received a partial reimbursement of out-of-pocket costs in the amount of $250 on May 7, 2014, which is included as a reduction of Cost of Sales on the Statement of Comprehensive Income for the year to date period ended June 30, 2014.

If ICP incurs losses, it could result in closure of its Pekin plant, either at our election or the election of our joint venture partner. ICP’s access to capital may limit needed financing.  This could result in reduced sales and impairment losses in the future for us.

ICP's Limited Liability Company Agreement grants the right to either member to elect to shut down the Pekin plant if ICP operates at an EBITDA loss of $500 in any quarter, subject to the right of the other member to override that election. If the Objecting Member overrides the election, then EBITDA loss and EBITDA profit for each subsequent quarter are allocated 80 percent to the Objecting Member and 20 percent to the Electing Member until the end of the applicable quarter in which the Electing Member withdraws its Shut Down Election and thereafter allocations revert to the general 70-30 split (subject to a catch-up allocation of 80 percent of EBITDA profits to the Objecting Member until it equals the amount of EBITDA loss allocated to such member on an 80-20 basis).

Either we or ICP Holdings have the absolute right to cause the shut down of the Pekin plant if ICP losses aggregate $1,500 over any three consecutive quarters; if ICP’s net working capital is less than $2,500. Losses of such nature are also events of default under ICP’s revolving credit agreements with its lender, an affiliate of SEACOR, which, upon any requisite notice and/or lapse of time, would entitle the lender to impose a default rate of interest, foreclose on ICP’s assets and, in the case of the working capital deficiency or successive losses, enforce the closure provisions referred to above.  In addition, if ICP is in default under its loan agreement with an affiliate of SEACOR for failure to pay principal or interest on it for two months, ICP Holdings may elect to shut down the Pekin plant.

 ICP experienced an EBITDA loss in excess of $500 for the quarter ended March 31, 2013, which was one factor that prompted the Company to provide notice to shut down the plant (withdrawn on March 31, 2014), but ICP experienced positive EBITDA for the remainder of fiscal 2013 and has sustained this performance in 2014. There can be no assurance that ICP will continue to experience positive EBITDA.

The Company has a minority ownership position in ICP, and that limits our ability to influence its operations and profitability.

We have a minority ownership interest of 30% in ICP, and have only two representatives on the six-member Advisory Board of ICP.  Our minority ownership position and limited advisory role mean that our ability to influence operating decisions and affect profitability of the joint venture is limited.   We do not control ICP's operations, strategies, or financial decisions. The majority equity owner may have economic, business or legal interests that are inconsistent with our goals or the goals we would set for ICP. We are dependent on the management of ICP and the other members of the Advisory Board to operate the joint venture profitably and take our interests into account. We must rely on others to implement beneficial management strategies, including appropriate risk management, internal controls over financial reporting, and compliance monitoring. The ICP Limited Liability Company Agreement generally allocates the profits, losses and distributions of cash of ICP based on our percentage membership interest in ICP which is derived from our capital contributions to ICP relative to the total contributions to ICP from all members. Our proportionate share of the earnings and losses are reflected in our financial statements. Any cash distributions from ICP (other than certain mandatory distributions for tax liabilities) must be approved by the Advisory Board, which we do not control.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no sale of equity securities during the quarter ended June 30, 2014.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 through April 30, 2014	—	(1)	$7.13	(1)	—	$—
May 1, 2014 through May 31, 2014	—				—
June 1, 2014 through June 30, 2014	60,708				—
Total	60,708				—

(1)	Aggregate number of shares repurchased to satisfy withholding tax obligations under restricted stock that vested during the month.

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

3.3	Bylaws of MGP Ingredients, Inc. (Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed March 13, 2014 (File number 000-17196))
*10.1	Form of Award Agreement for Fiscal 2014 Restricted Stock Unit Awards granted under the Non-Employee Director Equity Incentive Plan
*10.2
Amendment 2 to Amended and Restated Credit Agreement dated August 5, 2014, between Wells Fargo Bank, National Association and MGP Ingredients, Inc., MGPI Processing, Inc., MGPI Pipeline, Inc. and MGPI of Indiana, LLC

*31.1	CEO Certification pursuant to Rule 13a-14(a)
*31.2	CFO Certification pursuant to Rule 13a-14(a)
*32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*32.2	CFO Certification furnished pursuant to Rule 13a-4(b) and 18 U.S.C. 1350
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2014, and December 31, 2013, (ii) Condensed Consolidated Statements of Comprehensive Income for the six months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014, and 2013, (iv) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (v) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date:	August 7, 2014	By	/s/ Augustus C. Griffin
Augustus C. Griffin, President and Chief Executive Officer

Date:	August 7, 2014	By	/s/ Donald P. Tracy
Donald P. Tracy, Vice President, Finance and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibit
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

3.3	Bylaws of MGP Ingredients, Inc. (Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed March 13, 2014 (File number 000-17196))
*10.1	Form of Award Agreement for Fiscal 2014 Restricted Stock Unit Awards granted under the Non-Employee Director Equity Incentive Plan
*10.2
Amendment 2 to Amended and Restated Credit Agreement dated August 5, 2014, between Wells Fargo Bank, National Association and MGP Ingredients, Inc., MGPI Processing, Inc., MGPI Pipeline, Inc. and MGPI of Indiana, LLC

*31.1	CEO Certification pursuant to Rule 13a-14(a)
*31.2	CFO Certification pursuant to Rule 13a-14(a)
*32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*32.2	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2014, and December 31, 2013, (ii) Condensed Consolidated Statements of Comprehensive Income for the six months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014, and 2013, (iv) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (v) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith