Form 10-Q
period 2014-09-30
MGP INGREDIENTS INC
filed 2014-11-13
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X ] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One)
[  ] Large accelerated filer                                                     [ ] Accelerated filer
[  ]  Non-accelerated filer                                                      [X] Smaller Reporting Company

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ]Yes [ X ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

17,642,050 shares of Common Stock, no par value as of October 31, 2014

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as well as historical information.  All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements.  In addition, forward-looking statements are usually identified by or are associated with such words as “intend,” “plan,” “believe,” “estimate,” “expect,” “anticipate,” “hopeful,” “should,” “may,” “will,” “could,” “encouraged,” “opportunities,” “potential” and/or the negatives or variations of these terms or similar terminology.  They reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance.  All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement.  Important factors that could cause actual results to differ materially from our expectations include, among others: (i) disruptions in operations at our Atchison facility, Indiana plant, or at the Illinois Corn Processing, LLC ("ICP") facility,  (ii) the availability and cost of grain and flour and fluctuations in energy costs, (iii) the effectiveness of our corn purchasing program to mitigate our exposure to commodity price fluctuations, (iv) the competitive environment and related market conditions, (v) the ability to effectively pass raw material price increases on to customers, (vi) the volatility in operating results of the ICP joint venture, (vii) ICP's revolving credit agreement with an affiliate of SEACOR Holdings Inc. (our greater than 9 percent equity owner and the parent company of ICP Holdings, LLC, who is our 70 percent joint venture partner in ICP), (viii) our limited influence over the ICP joint venture operating decisions, strategies or financial decisions (including investments, capital spending and distributions), (ix) our ability to source product from the ICP joint venture or unaffiliated third parties, (x) our ability to maintain compliance with all applicable loan agreement covenants, (xi) our ability to realize operating efficiencies, (xii) actions of governments, (xiii) and consumer tastes and preferences.  For further information on these and other risks and uncertainties that may affect our business, including risks specific to our Distillery and Ingredient segments, see Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2013, as updated by Item 1A. Risk Factors of the Quarterly Reports on Form 10-Q for the periods ended March 31, 2014 and June 30, 2014.

METHOD OF PRESENTATION

"The Company," "we," "our" and "us" are used interchangeably to refer to MGP Ingredients, Inc., or to MGP Ingredients, Inc. and its subsidiaries, as appropriate to the context.

All amounts in this report, except for share, par values, bushels, gallons, pounds, mmbtu, proof gallons, per share, per bushel, per gallon, per proof gallon and percentage amounts, are shown in thousands unless otherwise noted.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter Ended		Year to Date Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Sales	$83,966	$80,709	$254,451	$253,134
Less: excise taxes	6,451	538	17,373	7,164
Net sales	77,515	80,171	237,078	245,970
Cost of sales (a)	70,204	79,356	214,658	232,645
Gross profit	7,311	815	22,420	13,325
Selling, general and administrative expenses	4,966	6,760	15,204	17,405
Insurance recoveries (Note 6)	(1,293)	—	(1,223)	—
Other operating costs and losses on sale of assets	1	1	1	59
Income (loss) from operations	3,637	(5,946)	8,438	(4,139)
Interest expense, net	(199)	(269)	(615)	(829)
Equity method investment earnings (loss)	1,621	(91)	7,287	(962)
Income (loss) from continuing operations before income taxes	5,059	(6,306)	15,110	(5,930)
Provision (benefit) for income taxes	(1,169)	19	(1,002)	44
Net income (loss) from continuing operations	6,228	(6,325)	16,112	(5,974)
Discontinued operations, net of tax (Note 8)	—	—	—	1,406
Net income (loss)	6,228	(6,325)	16,112	(4,568)
Other comprehensive income (loss), net of tax	(123)	(111)	202	(401)
Comprehensive income (loss)	$6,105	$(6,436)	$16,314	$(4,969)
Basic and diluted earnings (loss) per share
Income (loss) from continuing operations	$0.34	$(0.37)	$0.89	$(0.35)
Income from discontinued operations	—	—	—	0.08
Net income (loss)	$0.34	$(0.37)	$0.89	$(0.27)
Dividends and dividend equivalents per common share	$—	$—	$0.05	$0.05

(a)
Includes related party purchases of $10,079 and $702 for the quarters ended September 30, 2014 and 2013, respectively.  Includes related party purchases of $26,220 and $5,494 for the year to date periods ended September 30, 2014 and 2013, respectively.  See Note 2.  Equity Method Investments.

See accompanying notes to unaudited condensed consolidated financial statements

       MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	September 30, 2014	December 31, 2013
Current Assets
Cash and cash equivalents	$—	$2,857
Receivables (less allowance for doubtful accounts: September 30, 2014 - $7; December 31, 2013 - $18)	31,550	27,821
Inventory	31,465	34,917
Prepaid expenses	1,435	848
Deferred income taxes	2,532	4,977
Refundable income taxes	225	466
Total current assets	67,207	71,886
Property and equipment	198,549	194,687
Less accumulated depreciation and amortization	(133,337)	(124,443)
Property and equipment, net	65,212	70,244
Equity method investments	14,364	7,123
Other assets	2,326	2,076
Total assets	$149,109	$151,329
Current Liabilities
Current maturities of long-term debt	$2,598	$1,557
Accounts payable	14,101	23,107
Accounts payable to affiliate, net	3,424	1,204
Accrued expenses	7,987	8,282
Total current liabilities	28,110	34,150
Long-term debt, less current maturities	8,329	3,611
Revolving credit facility	5,736	18,000
Deferred credit	4,259	3,925
Accrued retirement health and life insurance benefits	3,654	4,423
Other noncurrent liabilities	706	640
Deferred income taxes	1,318	4,977
Total liabilities	52,112	69,726
Commitments and Contingencies (Note 4)
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 18,115,965 shares at September 30, 2014 and December 31, 2013, 17,635,730 and 17,750,421 shares outstanding at September 30, 2014 and December 31, 2013, respectively	6,715	6,715
Additional paid-in capital	9,196	8,728
Retained earnings	81,891	66,686
Accumulated other comprehensive gain (loss), net of tax	198	(4)
Treasury stock, at cost
Shares of 480,235 and 365,544 at September 30, 2014 and December 31, 2013, respectively	(1,007)	(526)
Total stockholders’ equity	96,997	81,603
Total liabilities and stockholders’ equity	$149,109	$151,329

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Dollars in thousands)

	Year to Date Ended
	September 30, 2014	September 30, 2013
Cash Flows from Operating Activities
Net income (loss)	$16,112	$(4,568)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and amortization	9,202	8,955
Gain on sale of bioplastics manufacturing business	—	(1,453)
Gains on property insurance recoveries	(1,223)	—
Release of valuation allowance for deferred tax assets	(1,215)	—
Share based compensation	588	970
Equity method investment (earnings) loss	(7,287)	962
Changes in Operating Assets and Liabilities:
Restricted cash	—	12
Receivables, net	(3,729)	3,529
Inventory	3,452	(342)
Prepaid expenses	(587)	(541)
Refundable income taxes	241	16
Accounts payable	(8,188)	(509)
Accounts payable to affiliate, net	2,220	(3,491)
Accrued expenses	(295)	1,478
Deferred credit	334	(340)
Accrued retirement health and life insurance benefits and other noncurrent liabilities	(456)	(680)
Other	(414)	6
Net cash provided by operating activities	8,755	4,004
Cash Flows from Investing Activities
Additions to property and equipment	(4,920)	(3,571)
Proceeds from sale of bioplastics manufacturing business	—	2,797
Proceeds from property insurance recoveries	1,383	—
Proceeds from sale of property and other	4	—
Net cash used in investing activities	(3,533)	(774)
Cash Flows from Financing Activities
Purchase of treasury stock	(601)	—
Payment of dividends	(907)	(916)
Principal payments on long-term debt	(1,162)	(1,288)
Proceeds from revolving credit facility	49,590	83,031
Payments on revolving credit facility	(54,933)	(84,057)
Loan fees incurred with borrowings	(66)	—
Net cash used in financing activities	(8,079)	(3,230)
Decrease in cash and cash equivalents	(2,857)	—
Cash and cash equivalents, beginning of year	2,857	—
Cash and cash equivalents, end of period	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2013	$4	$6,715	$8,728	$66,686	$(4)	$(526)	$81,603
Comprehensive income:
Net income	—	—	—	16,112	—	—	16,112
Change in pension plans (a)	—	—	—	—	(63)	—	(63)
Change in post employment benefits (a)	—	—	—	—	310	—	310
Change in translation adjustment on non-consolidated foreign subsidiary, net of tax	—	—	—	—	(45)	—	(45)
Dividends and dividend equivalents declared and paid, net	—	—	—	(907)	—	—	(907)
Share-based compensation	—	—	468	—		120	588
Common shares reacquired due to taxes derived from vesting of restricted stock and restricted stock units	—	—	—	—	—	(601)	(601)
Balance, September 30, 2014	$4	$6,715	$9,196	$81,891	$198	$(1,007)	$96,997

(a)	See Note 9. Employee Benefit Plans for amounts reclassified from Accumulated Other Comprehensive Income (Loss).

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

These unaudited condensed consolidated financial statements as of and for the year to date period ended September 30, 2014 should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Inventories are stated at the lower of cost or market on the first-in, first-out (“FIFO”) method.  Inventory valuations are impacted by constantly changing prices paid for key materials, primarily corn. Inventory consists of the following:

	September 30, 2014	December 31, 2013
Finished goods	$9,707	$11,355
Barreled distillate	9,834	10,310
Work in process	2,672	2,737
Raw materials	3,593	5,183
Maintenance materials	5,012	4,766
Other	647	566
Total	$31,465	$34,917

Equity Method Investments

The Company accounts for its investment in non-consolidated subsidiaries under the equity method of accounting when the Company has significant influence, but does not have more than 50% voting control, and is not considered the primary beneficiary.  Under the equity method of accounting, the Company reflects its investment in non-consolidated subsidiaries within the Company’s Condensed Consolidated Balance Sheets as Equity method investments; the Company’s share of the earnings or losses of the non-consolidated subsidiaries are reflected as Equity method investment earnings (loss) in the Condensed Consolidated Statements of Comprehensive Income (Loss).

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

Sales include customer-paid freight costs billed to customers of $3,237 and $3,153 for the quarters ended September 30, 2014 and 2013, respectively, and $10,400 and $8,789 for the year to date periods ended September 30, 2014 and 2013, respectively.

Recognition of Insurance Recoveries

Estimated loss contingencies are recognized as charges to income when they are probable and reasonably estimable.  Insurance recoveries are not recognized until all contingencies related to the insurance claim have been resolved and settlement has been reached with the insurer.  Insurance recoveries, to the extent of costs and losses, are reported as a reduction to Cost of sales on the Condensed Consolidated Statements of Comprehensive Income (Loss).  Insurance recoveries, in excess of costs and losses, if any, are included in Insurance recoveries on the Condensed Consolidated Statements of Comprehensive Income (Loss).

During January 2014, the Company experienced a fire at its Indiana plant. The fire damaged certain equipment in the feed dryer house and caused a temporary loss of production in late January. Prior to the insurance recovery related to the property claim, the write-off of damaged assets was included in Other operating costs and losses on sale of assets on the Condensed Consolidated Statements of Comprehensive Income (Loss).

Income Taxes

Deferred income tax assets and liabilities resulting from the effects of transactions reported in different periods for financial reporting and income tax are recorded using the liability method of accounting for income taxes.  This method gives consideration to the future tax consequences of the deferred income tax items and immediately recognizes changes in income tax laws upon enactment as well as applied income tax rates when facts and circumstances warrant such changes.  A valuation allowance is established to reduce deferred income tax assets when it is more likely than not that a deferred income tax asset may not be realized.  When measuring the need for a valuation allowance, the Company assesses both positive and negative evidence regarding whether these deferred tax assets are realizable. In determining deferred tax assets and valuation allowances, the Company is required to make judgments and estimates related to projections of profitability, character of income, timing and extent of the utilization of temporary differences, net operating loss carryforwards and tax credits, and tax planning strategies. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support a reversal. A valuation allowance is released when it is determined that it is more likely than not that deferred tax assets will be realized.
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

Impairment

The Company tests its long-lived assets and instruments for impairment whenever events or conditions and circumstances indicate a carrying amount of an asset may not be recoverable.  No events or conditions occurred during the quarter or year to date periods ended September 30, 2014 that required the Company to test its long-lived assets for impairment.

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

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair values of the Company’s debt were $16,708 and $23,300 at September 30, 2014 and December 31, 2013, respectively. The financial statement carrying value was $16,663 and $23,168 at September 30, 2014 and December 31, 2013, respectively.  These fair values are considered Level 2 under the fair value hierarchy.

Dividends and Dividend Equivalents

On February 28, 2014, the Board of Directors declared a dividend payable to stockholders of record as of March 17, 2014, of the Company's common stock, no par value ("Common Stock") and a dividend equivalent payable to holders of restricted stock units ("RSUs") as of March 17, 2014, of $.05 per share and per unit.  The total payment of $907, comprised of dividend payments of $884 and dividend equivalent payments of $23, was paid on April 9, 2014.

On February 28, 2013, the Board of Directors declared a dividend payable to stockholders of record as of March 18, 2013, of Common Stock and a dividend equivalent payable to holders of RSUs as of March 18, 2013, of $0.05 per share and per unit.  The total payment of $916, comprised of dividend payments of $897 and dividend equivalent payments of $19, was paid on April 10, 2013.

Credit Agreement

On November 2, 2012, the Company entered into an Amended and Restated Credit Agreement, and ancillary documents with Wells Fargo (the “Credit Agreement”). On February 12, 2014, the Company entered into Amendment No. 1 to the Credit Agreement (the "First Amendment"). The First Amendment amended and restated the definition of the term EBITDA to add back (to the Company's consolidated net earnings or loss) governance expenses relating to certain shareholder litigation involving the Company in 2013 and incurred prior to December 31, 2013, in an aggregate amount not in excess of $5,500. The Company incurred $5,465 of such expenses as of or prior to December 31, 2013.

On August 5, 2014, the Company entered into Amendment No. 2 to the Credit Agreement (the “Second Amendment”) by and among Wells Fargo Bank, N.A. as administrative agent and sole lender and MGP Ingredients, Inc., MGPI Processing, Inc., MGPI Pipeline, Inc. and MGPI of Indiana, LLC.  The Second Amendment amended and restated the definition of the term “Fixed Asset Sub-Line” and added Thunderbird Real Estate Holdings, LLC (“Thunderbird”), a wholly-owned subsidiary of MGPI Processing, Inc. which is a wholly-owned subsidiary of MGP Ingredients, Inc., to the Credit Agreement as a Loan Party, as defined in the Credit Agreement.  In connection with execution of the Second Amendment, all the equity of Thunderbird was pledged and a lien was placed on all the assets of Thunderbird  to secure the obligations of the Loan Parties (as defined in the Credit Agreement) under the Credit Agreement. With the execution of the Fixed Asset Sub-Line term loan, $7,004 of debt obligations under the Credit Agreement became debt obligations under the sub-line term loan (maturing with the Credit Agreement), resulting in a non-cash transaction. The loan fees incurred by the Company related to the Second Amendment for the quarter and year to date periods ended September 30, 2014 were $66 and are being amortized over the life of the Credit Agreement. The amortized portion of the loan fees incurred is included in Interest expense, net on the Condensed Consolidated Statements of Comprehensive Income (Loss).

As of and for the quarter and year to date periods ended September 30, 2014, the Company was in compliance with the Credit Agreement’s financial covenants and other restrictions.

The amount of borrowings which the Company may make is subject to borrowing base limitations adjusted for the Fixed Asset Sub-Line collateral.  As of September 30, 2014, the Company's total outstanding borrowings under the credit facility were $12,656, comprised of $5,736 of revolver borrowing and $6,920 of fixed asset sub-line term loan borrowing, leaving $36,929 available for additional borrowings. The average interest rate for total borrowings of the Credit Agreement at September 30, 2014 was 2.57 percent.

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

Note 2.  Equity Method Investments.

As of September 30, 2014, the Company’s investments accounted for on the equity method of accounting consisted of the following: (1) 30 percent interest in ICP, which manufactures alcohol for fuel, industrial and beverage applications, and (2) 50 percent interest in D.M. Ingredients, GmbH, (“DMI”), which produces certain specialty starch and protein ingredients.

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

ICP's Limited Liability Company Agreement generally allocates profits, losses and distributions of cash of ICP based on the percentage of a member's capital contributions to ICP relative to total capital contributions of all members ("Percentage Interest") to ICP, of which the Company has 30 percent and its joint venture partner, ICP Holdings, has 70 percent. That agreement grants the right to either member to elect (the "Electing Member") to shut down the Pekin plant ("Shut Down Election") if ICP operates at an EBITDA loss greater than or equal to $500 in any quarter, subject to the right of the other member (the "Objecting Member") to override that election. If the Objecting Member overrides the election, then EBITDA loss and EBITDA profit for each subsequent quarter are allocated 80 percent to the Objecting Member and 20 percent to the Electing Member until the end of the applicable quarter in which the Electing Member withdraws its Shut Down Election and thereafter allocations revert to a 70-30 split (subject to a catch-up allocation of 80 percent of EBITDA profits to the Objecting Member until it equals the amount of EBITDA loss allocated to such member on an 80-20 basis).  ICP experienced an EBITDA loss in excess of $500 for the quarter ended March 31, 2013, which was one factor that prompted the Company to deliver notice of its Shut Down Election on April 18, 2013. However, the Company withdrew its Shut Down Election on March 31, 2014 (thereby causing the allocation of profits and losses to revert to 30 percent to the Company and 70 percent to ICP Holdings as of April 1, 2014) based partially on the strong financial results ICP generated during the period ended March 31, 2014.

During the quarter ended June 30, 2014, ICP's financial results and liquidity were significantly improved and the Company learned that ICP may consider making a cash distribution from earnings, or payment, to its members in the foreseeable future, and that ICP Holdings advocated such a distribution of cash. Based on these changes in facts and circumstances, management reassessed the most likely events that would result in a recovery of its investment in ICP and determined that such a recovery would likely occur through cash distributions from ICP rather than through a sale or liquidation of ICP. As a result of this reassessment, during the quarter ended June 30, 2014, the Company remeasured its cumulative equity in the undistributed earnings of ICP using the allocation that applies to a cash distribution to members (as further disclosed in the Company's report on Form 10-Q for the quarter ended June 30, 2014). The cumulative effect of this change in estimate resulted in a decrease in equity method investment earnings of ICP of $1,882 for the year to date period ended September 30, 2014; a decrease in the earnings per share of $0.10 per share for the year to date period ended September 30, 2014; and a decrease in the related equity method investment in ICP at September 30, 2014, of $1,882.

On July 23, 2014 ICP's alcohol production was interrupted resulting in inconsequential damage to equipment. Production was restarted on a limited basis on August 1, 2014, and ICP was back to normal production rates on or about August 14, 2014. ICP anticipates finalizing the business interruption and property insurance claims before the end of 2014. Insurance recoveries will be recognized when all contingencies to the insurance claims have been resolved and settlement has been reached with the insurer.

Summary Financial Information (unaudited)

Condensed financial information related to the Company’s non-consolidated equity method investment in ICP is shown below.

	Quarter Ended		Year to Date Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
ICP’s Operating results:
Net sales (a)	$53,813	$52,580	$185,460	$146,807
Cost of sales and expenses (b)	48,467	53,165	155,214	150,279
Net income (loss)	$5,346	$(585)	$30,246	$(3,472)

(a)
Includes related party sales to MGPI of $9,287 and $110 for the quarters ended September 30, 2014 and 2013, respectively, and $23,905 and $3,510 for the year to date periods ended September 30, 2014 and 2013, respectively.

(b)
Includes depreciation and amortization of $738 and $1,171 for the quarters ended September 30, 2014 and 2013, respectively, and $2,100 and $3,511 for the year to date periods ended September 30, 2014 and 2013, respectively.

The Company’s equity method investment earnings (loss) of joint ventures based on unaudited financial statements is as follows:

	Quarter Ended		Year to Date Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
ICP (a)	$1,604	$(135)	$7,192	$(1,042)
DMI (50% interest)	17	44	95	80
	$1,621	$(91)	$7,287	$(962)

(a)
The cumulative effect of the change in estimate for the year to date period ended September 30, 2014 was a decrease in equity method investment earnings of $1,882, which reduced the joint venture investment earnings for the same period to 23.8 percent. The joint venture investment earnings for the quarter ended September 30, 2014 was 30 percent, as well as for the quarter and year to date periods ended September 30, 2013.

The Company’s investment in joint ventures is as follows:

	September 30, 2014	December 31, 2013
ICP (26.4% interest) (a)	$13,845	$6,653
DMI (50% interest)	519	470
	$14,364	$7,123

(a)
The cumulative effect of the change in estimate was a decrease in equity interest in ICP of $1,882, which effectively reduced the Company's investment in ICP from 30 percent to 26.4 percent at September 30, 2014.

Note 3.  Earnings (Loss) per Share.

The computations of basic and diluted earnings (loss) per share from continuing and discontinued operations are as follows:

	Quarter Ended		Year to Date Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Continuing Operations:
Net income (loss) from continuing operations attributable to shareholders	$6,228	$(6,325)	16,112	$(5,974)
Less: Amounts allocated to participating securities (nonvested shares and units)(i)	268	—	692	—
Net income (loss) from continuing operations attributable to common shareholders	$5,960	$(6,325)	$15,420	$(5,974)

Discontinued Operations:
Discontinued operations attributable to shareholders	$—	$—	$—	$1,406
Less: Amounts allocated to participating securities (nonvested shares and units)(i)	—	—	—	—
Discontinued operations attributable to common shareholders	$—	$—	$—	$1,406

Share information:
Basic weighted average common shares(ii)	17,334,330	17,127,523	17,286,258	17,045,001
Potential dilutive securities(iii)	229	—	—	—
Diluted weighted average common shares	17,334,559	17,127,523	17,286,258	17,045,001

Basic earnings (loss) per share
Income (loss) from continuing operations	$0.34	$(0.37)	$0.89	$(0.35)
Income from discontinued operations	—	—	—	0.08
Net income (loss) (iv)	$0.34	$(0.37)	$0.89	$(0.27)

Diluted earnings (loss) per share
Income (loss) from continuing operations	$0.34	$(0.37)	$0.89	$(0.35)
Income from discontinued operations	—	—	—	0.08
Net income (loss) (iv)	$0.34	$(0.37)	$0.89	$(0.27)

(i)
Participating securities include 301,598 and 699,612 nonvested restricted shares for the quarters ended September 30, 2014 and 2013, respectively, as well as 476,149 and 413,764 restricted share units for the quarters ended September 30, 2014 and 2013, respectively.

(ii)
Under the two-class method, basic weighted average common shares exclude outstanding nonvested, participating securities consisting of restricted share awards of 301,598 and  699,612 for the quarters ended September 30, 2014 and 2013, respectively.

(iii)
Anti-dilutive shares related to stock options totaled 6,000 and 18,000 for the quarters ended September 30, 2014 and 2013, respectively, and 8,667 and 18,667 for the year to date periods ended September 30, 2014 and 2013, respectively. There were dilutive shares related to stock options totaling 4,000 and 0 for the quarters ended September 30, 2014 and 2013, respectively, and 1,333 and 1,333 for the year to date periods ended September 30, 2014 and 2013, respectively. The dilutive shares resulted in potential dilutive securities of 229 and 0 for the quarter and year to date periods ended September 30, 2014 and potential dilutive securities of 0 and 0 for the quarter and year to date periods ended September 30, 2013, respectively.

(iv)	See Note 2. Equity Method Investments for further discussion of earnings (loss) per share for the year to date period ended September 30, 2014.

Note 4.  Commitments and Contingencies.

Commitments

The Company has grain supply agreements to purchase its corn requirements through a single supplier for its Indiana and Atchison facilities. These grain supply agreements expire December 31, 2014.  At September 30, 2014, the Company had commitments to purchase corn to be used in operations through December 2015 totaling $27,506.

The Company has commitments to purchase natural gas at fixed prices and various dates through June 2015.  The commitment for these contracts at September 30, 2014 totaled $9,422.

The Company entered into a supply contract for flour for use in the production of protein and starch ingredients.  The initial term of the agreement, as amended, expires October 23, 2015.  At September 30, 2014, the Company had purchase commitments aggregating $5,305 through December 2014.

As of September 30, 2014, the Company had commitments of approximately $1,273 to acquire capital assets.

Contingencies

During fiscal 2013, the Company entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") with Cloud L. Cray, Jr., Karen Seaberg and Thomas M. Cray (collectively, the "Cray Group"), Timothy W. Newkirk, the Company's former President and CEO, and all other members of the Board of Directors then serving. In connection with the Settlement Agreement, the Company agreed to reimburse the members of the Cray Group for all reasonable legal fees and out-of-pocket costs and expenses incurred in connection with the matters related to the proxy contest, up to an aggregate maximum cap of $1,775. The Cray Group submitted reimbursement requests for $1,764, which the Company fully accrued at December 31, 2013. Such costs were included in the caption Accounts payable on the Consolidated Balance Sheets. The Company paid $1,764 to the Cray Group on March 25, 2014, during the year to date period ended September 30, 2014, leaving no remaining payable.

There are various legal proceedings involving the Company and its subsidiaries. Management believes that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or overall trends in results of operations of the Company.

Note 5. Income Taxes
In the quarter ended September 30, 2014, the Company evaluated the potential realization of its deferred income tax assets. The Company had a net deferred tax asset of $11,275 as of December 31, 2013 that had been reduced by a full valuation allowance. Evaluating the need for, and amount of, a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence on a jurisdiction-by-jurisdiction basis. Such judgments require the Company to interpret existing tax law and other published guidance as applied to our circumstances. As part of this assessment, the Company considers both positive and negative evidence. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which the strength of the evidence can be objectively verified. The Company generally considers the following, among other, objectively verified evidence to determine the likelihood of realization of the deferred tax assets:

•
Our current financial position and our historical results of operations for recent years. The Company generally considers cumulative pre-tax losses in the three-year period ending with the current quarter to be significant negative evidence regarding our future profitability. A pattern of objectively-measured recent financial reporting losses is heavily weighted as a source of negative evidence when relying upon projections of future taxable income to recover deferred tax assets. The Company also considers the historical and current financial trends in the recent years.

•
Sources of taxable income of the appropriate character. Future realization of deferred tax assets is dependent on projected taxable income of the appropriate character from our continuing operations. Future reversals of existing temporary differences are heavily-weighted sources of objectively verifiable positive evidence. Projections of future taxable income exclusive of reversing temporary differences are a source of positive evidence only when the projections are combined with a history of recent profits and current financial trends and can be reasonably estimated.

•	Carryback and carryforward periods available. The long carryback and carryforward periods permitted under the tax law are objectively verified positive evidence.

•
Tax planning strategies. Tax planning strategies can be, depending on their nature, heavily-weighted sources of objectively verifiable positive evidence when the strategies are available and can be reasonably executed. The Company considers tax planning strategies only if they are feasible and justifiable considering its current operations and its strategic plan. Tax planning strategies, if executed, may accelerate the recovery of a deferred tax asset so the tax benefit of the deferred tax asset can be carried back.

After evaluating positive and negative evidence available as of September 30, 2014, the Company determined that it is more likely than not that it will realize a portion of its net deferred tax assets. The Company’s analysis was significantly influenced by the fact that it reached three years of cumulative positive earnings in the quarter ended September 30, 2014 and projections of future taxable income supported an assessment that recorded deferred tax assets are more likely than not to be recoverable. The Company has a net deferred tax asset after valuation allowance of approximately $1,214 on its balance sheet as of September 30, 2014. The Company recorded an income tax benefit of $1,215 for the year to date period ended September 30, 2014 for the portion of the change in valuation allowance arising from expected realization of deferred tax assets in future years. The Company also released $5,855 of valuation allowance related to the tax effects of income generated in the year to date period ended September 30, 2014, resulting in no net impact to the income tax provision. The Company will continue to assess the need for a valuation allowance in future periods.

The effective tax rate for the quarter and the year to date periods ended September 30, 2014 were (23.1) percent and (6.6) percent, respectively, after consideration of utilization of certain deferred tax assets, primarily net operating loss carry forwards and the related impact due to the release of the valuation allowance. The income tax benefit of $1,169 recorded for the quarter ended September 30, 2014 primarily relates to the release of $1,215 of valuation allowance arising from expected realization of net deferred tax assets in future years. The income tax benefit for the year to date period ended September 30, 2014 was $1,002. The effective tax rate for the quarter and year to date periods ended September 30, 2013 was (0.3) percent and (0.2) percent, respectively, after consideration of utilization of certain deferred tax assets, primarily net operating loss carry forwards and the related impact to the valuation allowance.

Note 6. Property and Business Interruption Insurance Claims and Recoveries

During January 2014, the Company experienced a fire at its Indiana plant.  The fire damaged certain equipment in the feed dryer house and caused a temporary loss of production. The fire did not impact the Company's own or customer-owned warehoused inventory. By the end of February the plant was at pre-fire production levels.

During the quarter and year to date period ended September 30, 2014, the Company received $2,058 and $2,308, respectively, of insurance recoveries. Detail of the activities related to the property and business interruption insurance claims and recoveries and where the net impacts are recorded on the Condensed Consolidated Statements of Comprehensive Income (Loss) is as follows:

	Quarter Ended	Year to Date Ended
	September 30, 2014	September 30, 2014
Total insurance recoveries	$2,058	$2,308
Insurance recoveries - interruption of business	$765	$925
Less: out-of-pocket expenses related to interruption of business in Cost of Sales	118	328
Net reduction to Cost of sales	$647	$597

Insurance recoveries - property damage	$1,293	$1,383
Less: Net book value of property loss in Insurance Recoveries	—	160
Insurance recoveries	$1,293	$1,223

Note 7.  Derivative Instruments.

Certain commodities the Company uses in its production process are exposed to market price risk due to volatility in the prices for those commodities.  The Company's grain supply contract for its Indiana and Atchison facilities permits the Company to purchase corn for delivery up to 12 months into the future, at negotiated prices.  The pricing for these contracts is based on a formula using several factors.  The Company has determined that the firm commitments to purchase corn under the terms of these contracts meet the normal purchases and sales exception as defined under ASC 815, Derivatives and Hedging, and has excluded the fair value of these commitments from recognition within its condensed consolidated financial statements until the actual contracts are physically settled.

The Company’s production process also involves the use of flour and natural gas. The contracts for flour and natural gas range from monthly contracts to multi-year supply arrangements; however, because the quantities involved have always been for amounts to be consumed within the normal expected production process, the Company has determined that these contracts meet the criteria for the normal purchases and sales exception and have excluded the fair value of these commitments from recognition within its condensed consolidated financial statements until the actual contracts are physically settled.   See Note 4. Commitments and Contingencies for a discussion of the Company’s corn, flour and natural gas purchase commitments.

Note 8.  Operating Segments.

The Company’s operations have been historically classified into three reportable segments:  distillery products, ingredient solutions, and other. On February 8, 2013, the Company sold all of the assets included in its other segment, the bioplastics manufacturing business, including all of the Company’s assets at its bioplastics manufacturing facility in Onaga, Kansas and certain assets of the Company’s extruder bio-resin laboratory located in Atchison, Kansas.  The sales price totaled $2,797 and resulted in a gain, net of tax, of $1,406 that was recognized as a gain on sale of discontinued operations for the quarter ended March 31, 2013. The remaining income statement activity for the quarter ended March 31, 2013 is not presented as discontinued operations due to its immateriality relative to the condensed consolidated financial statements as a whole.

The distillery products segment consists of food grade alcohol, along with fuel grade alcohol, distillers feed and corn oil, which are co-products of the Company’s distillery operations.  Ingredient solutions consist of specialty starches and proteins, commodity starch, and vital wheat gluten (commodity protein).  The other segment products included plant-based polymers and composite resins manufactured through the further processing of certain of the Company’s proteins and starches and wood. The two reportable segments remaining in 2014 are the distillery products and ingredient solutions segments.

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

	Quarter Ended		Year to Date Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net Sales to Customers
Distillery products	$63,700	$66,059	$194,035	$200,775
Ingredient solutions	13,815	14,112	43,043	44,997
Other (i)	—	—	—	198
Total	77,515	80,171	237,078	245,970
Depreciation and Amortization
Distillery products	2,133	2,064	6,334	6,102
Ingredient solutions	578	572	1,739	1,742
Other (i)	—	—	—	21
Corporate	382	368	1,129	1,090
Total	3,093	3,004	9,202	8,955
Income (Loss) from Continuing Operations before Income Taxes
Distillery products	6,547	(1,647)	17,963	5,836
Ingredient solutions	1,082	1,279	2,828	3,944
Other (i)	—	—	—	(90)
Corporate	(2,570)	(5,938)	(5,681)	(15,620)
Total	$5,059	$(6,306)	$15,110	$(5,930)

(i) Significant assets from this segment were sold February 8, 2013, as previously described, and two reportable segments remain in 2014.

The following table allocates assets to each segment:

	As of September 30, 2014	As of December 31, 2013
Identifiable Assets
Distillery products	$95,052	$97,875
Ingredient solutions	24,043	24,954
Other (i)	—	—
Corporate	30,014	28,500
Total	$149,109	$151,329

(i) Significant assets from this segment were sold February 8, 2013, as previously described, and two reportable segments remain in 2014.

Note 9.  Employee and Non-Employee Benefit Plans.

Post Employment Benefits.  The Company and its subsidiaries provide certain post-employment health care and life insurance benefits to certain retired employees.  The liability for such benefits is unfunded.
Effective April 16, 2014, the Company made a change to the plan to eliminate retiree insurance benefit eligibility for certain union employees. The effect of this plan change was a negative plan amendment of $919 and a $52 curtailment gain for the year to date period ended September 30, 2014. The negative plan amendment will be recognized into income over the average remaining years to full eligibility.  The accounting for the curtailment gain resulted in immediate recognition of income of unamortized prior service cost of $52 during the year to date period ended September 30, 2014.
The components of the Net Periodic Benefit Cost/Income for the quarter and year to date periods ended September 30, 2014 and 2013, respectively, are as follows:

	Quarter Ended		Year to Date Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Service cost	$14	$32	$58	$96
Interest cost	34	41	116	123
Amortization of prior service cost	(66)	(162)	(305)	(485)
Amortization of net actuarial loss	7	7	12	21
Prior service cost recognized due to current curtailment	—	—	(52)	—
Total post-retirement benefit cost / (income)	$(11)	$(82)	$(171)	$(245)

The Company disclosed in its financial statements for the year ended December 31, 2013, amounts expected to be paid to plan participants.  There have been no revisions to these estimates, other than the impact of the negative plan amendment and curtailment gain, and there have been no changes in the estimate of total employer contributions expected to be made for the year ended December 31, 2014.  The Company reclassified $345 of prior service cost and net actuarial loss from accumulated other comprehensive income into post-retirement benefit loss for the year to date period ended September 30, 2014 and $464 of prior service cost and net actuarial loss from accumulated other comprehensive loss into post-retirement benefit income for the prior year to date period ended September 30, 2013.

Total employer contributions accrued for the quarter ended September 30, 2014 were $0.

The Society of Actuaries released its final reports of the pension plan RP-2014 Mortality Tables and the Mortality Improvement Scale MP-2014 on October 27, 2014.  The impact of this change in assumed mortality on post-employment benefits liability is being evaluated by the Company and will be appropriately recognized in the quarter and year to date periods ended December 31, 2014.

Pension Benefits.  The Company and its subsidiaries also provide defined retirement benefits to certain employees covered under collective bargaining agreements.  Under the collective bargaining agreements, the Company’s pension funding contributions are determined as a percentage of wages paid.  The funding is divided between the defined benefit plans and a union 401(k) plan.  It has been management’s policy to fund the defined benefit plans in accordance with the collective bargaining agreements.  The collective bargaining agreements allow the plans’ trustees to develop changes to the pension plans to allow benefits to match funding, including reductions in benefits.  The benefits under these pension plans are based upon years of qualified credited service; however, benefit accruals under the defined benefit plans were frozen in 2009. The Company is taking steps to terminate the pension plans for employees covered under collective bargaining agreements. The projected additional funding cost to the Company to terminate the plans is approximately $630. The additional funding cost will be recognized immediately in the period that the pension plan settlement is fully executed.

The components of the Net Periodic Benefit Cost for the quarter and year to date periods ended September 30, 2014 and 2013, respectively, are as follows:

	Quarter Ended		Year to Date Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Interest cost	$22	$21	$66	$62
Expected return on plan assets	(26)	(29)	(78)	(86)
Amortization of net actuarial loss	5	17	15	50
Total pension benefit cost	$1	$9	$3	$26

The Company reclassified $63 and $36 of expected return on plan assets and net actuarial loss from accumulated other comprehensive loss into pension benefit income for the year to date periods ended September 30, 2014 and 2013, respectively.

The Company previously disclosed in its financial statements for the year ended December 31, 2013, the assumptions used to determine accumulated benefit obligation.

The Company has made employer contributions to its pension plan of $0 and its union 401(k) of $26 during the quarter ended September 30, 2014.

The Society of Actuaries released its final reports of the pension plan RP-2014 Mortality Tables and the Mortality Improvement Scale MP-2014 on October 27, 2014.  The impact of this change in assumed mortality on pension benefits liability is being evaluated by the Company and will be appropriately recognized in the quarter and year to date periods ended December 31, 2014.

Equity-Based Compensation Plans.  The Company’s equity based compensation plans provide for the awarding of stock options, stock appreciation rights, shares of Restricted Stock, and RSUs for senior executives and salaried employees as well as outside directors.  As of September 30, 2014, 777,747 shares of Restricted Stock and RSUs were outstanding, net of forfeitures, under the Company’s long-term incentive plans.

As of September 30, 2014, the Company was authorized to issue 40,000,000 shares of Common Stock.  In connection with the Reorganization, the Company retired its treasury stock, which had historically been used for issuance of Common Stock under the Company’s equity-based compensation plans.  With the retirement of these treasury shares, the Company reserved certain authorized shares for issuance of Common Stock under its equity-based compensation plans.  At the Company's annual meeting in May 2014, shareholders approved a new Employee Equity Incentive Plan with 1,500,000 shares registered for future grants, as well as a new Employee Stock Purchase Plan with 300,000 shares registered for employee purchase.

The Employee Equity Incentive Plan provides that vesting occurs pursuant to the time period specified in the particular award agreement approved for that issuance of RSUs, which is not less than three years unless vesting is accelerated due to the occurrence of certain events. The compensation expense related to awards granted under the Employee Equity Incentive Plan is based on the market price of the stock on the date the Board of Directors approves the grant and is amortized over the vesting period of the Restricted Stock award. In August 2014, 12,000 shares were granted of the 1,500,000 shares approved for grants related to the Employee Equity Incentive Plan.

Also approved by shareholders was a new Non-Employee Director Equity Incentive Plan with 300,000 shares registered for future grants. In June 2014, 16,360 of the 300,000 registered shares were granted to non-employee directors in the form of unvested RSUs. The Non-Employee Director Equity Incentive Plan provides that vesting occurs pursuant to the time period specified in the particular award agreement approved for that issuance of RSUs, which is not less than one year unless vesting is accelerated due to the occurrence of certain events.  The awards issued in June 2014 will vest over three years.  The compensation expense related to awards granted under the Non-Employee Director Equity Incentive Plan is based on the market price of the stock on the date the Board of Directors approves the grant and is amortized over the elected service period of the directors.

Simultaneously with the approval of the new Employee Equity Incentive Plan, the shares reserved with the retirement of treasury shares in connection with the Reorganization were terminated, except for a continuing reserve in the share amount of the remaining unvested Restricted Stock, RSUs and unexercised stock options for non-employees, employees and executives. Reserved shares of Common Stock for unvested Restricted Stock, RSUs and unexercised stock options granted under the prior equity plans at September 30, 2014 were:

Stock options granted but not exercised	10,000
Restricted stock to non-employees (authorized but not granted)	20,493
Restricted stock to employees and executives (authorized but not granted)	404,349
Total	434,842

Note 10.  Industrial Revenue Bond.

On December 28, 2006, the Company engaged in an industrial revenue bond transaction with the City of Atchison, Kansas (the “City”) and received a ten-year real property tax abatement on its newly constructed office building and technical center in Atchison, Kansas. The Company recorded the office building and technical center assets as property and equipment on the consolidated balance sheets.  Pursuant to this transaction, the City issued $7,000 principal amount of bonds to the Company. The City used the proceeds to purchase the office building and technical center from the Company.  The City then leased the facilities back to the Company under a capital lease, the terms of which provide for the payment of basic rent in an amount sufficient to pay interest at a rate 4.9 percent on the bonds, payable annually on December 1st of each year.  A balloon payment of $7,000 will be due upon maturity on December 1, 2016.  The Company’s obligation to pay rent under the lease provides for both the same interest and balloon payment amounts and the same due dates as the City’s obligation to pay debt service on the bonds, which the Company holds. The lease permits the Company to present the bonds at any time for cancellation, upon which our obligation to pay basic rent would be cancelled.  The Company does not intend to do this until their maturity date on December 1, 2016, at which time the Company may elect to purchase the facilities for $100 (one hundred dollars).  Because the Company owns all the outstanding bonds, management considers the debt cancelled and, accordingly, no investment or related obligation under the capital lease is reflected on our balance sheet.  In connection with this transaction, the Company agreed to pay the City an administrative fee of $50, which is payable over 10 years.  If the Company were to present the bonds for cancellation prior to maturity, the $50 fee would be accelerated.

Below is a summary of the financial asset and liability that are offset at September 30, 2014 and December 31, 2013, respectively.

	(i)	(ii)	(iii) = (i) - (ii)
Description	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts offset in the Balance Sheet	Net Amounts of Assets (Liabilities) presented in the Balance Sheet

September 30, 2014
Investment in bonds	$7,000	$7,000	$—
Capital lease obligation	$(7,000)	$(7,000)	$—

December 31, 2013
Investment in bonds	$7,000	$7,000	$—
Capital lease obligation	$(7,000)	$(7,000)	$—

Note 11.   Severance Costs

On December 3, 2013, the Company entered into the Settlement Agreement, pursuant to which the Company terminated its Chief Executive Officer and President, Timothy W. Newkirk. In connection with the Settlement Agreement, the Company agreed to pay Mr. Newkirk severance costs totaling $714. The Company also entered into a Transition Services Agreement, which obliges the Company to pay Mr. Newkirk up to $201, exclusive of out-of-pocket expenses. All such costs were expensed and accrued during 2013. Certain other members of management were also terminated in 2013 and 2014.

Activity related to severance costs was as follows:

	Quarter Ended		Year to Date Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Balance at beginning of period	$547	$83	$1,142	$126
Provision for additional expense	—	—	313	1
Payments and adjustments	(313)	(16)	(1,221)	(60)
Balance at end of period	$234	$67	$234	$67

Severance costs are included in Selling, general and administrative expenses on the Condensed Consolidated Statements of Comprehensive Income (Loss) and the related accrual is included in Accrued expenses on the Condensed Consolidated Balance Sheets.

Note 12.   Subsequent Events

During October 2014, the Company experienced a fire at its Atchison plant.  Certain equipment in the plant's feed drying operations was damaged and the Company experienced a seven-day temporary loss of production. The net book value of the damaged equipment is $617. The Company is currently working with its insurance carrier to determine the coverage for equipment damage and business interruption losses.

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

RECENT ACTIVITIES

Business Interruption

During January 2014, we experienced a fire at our Indiana plant.  The fire damaged certain equipment in the feed dryer house and caused a temporary loss of production in late January. The fire did not impact our own or customer-owned warehoused inventory. The Indiana plant is back in operation and by the end of February was at pre-fire production levels. We wrote off $160 of damaged assets, which is included in Insurance recoveries on the Condensed Consolidated Statements of Comprehensive Income (Loss) for the year to date period ended September 30, 2014, and incurred $328 of out-of-pocket expenses related to interruption of business, which are included as a reduction to Cost of sales on the Condensed Consolidated Statements of Comprehensive Income (Loss) for the year to date period ended September 30, 2014.
During the quarter and year to date period ended September 30, 2014, we received $2,058 and $2,308, respectively, of insurance recoveries related to the January fire. For a detail of the activity and related accounting treatment, see Note 6. Property and Business Interruption Insurance Claims and Recoveries. We expect to replace the equipment that was damaged in the January fire by the end of 2015. The replacement of equipment may result in additional disruption to our business for which we would expect to file an additional claim with our insurance carrier. Because the timing and amount of any business interruption and any associated insurance recovery may differ, we may experience volatility in our future quarterly earnings.
During October 2014, we experienced a fire at our Atchison plant.  Certain equipment in the plant's feed drying operations was damaged and we experienced a seven-day temporary loss of production. The net book value of the damaged equipment is $617. We are currently working with our insurance carrier to determine the coverage for equipment damage and business interruption losses. Because the timing and amount of the business interruption and the insurance recovery may differ, we may experience volatility in our future quarterly operating results.

Valuation Allowance for Deferred Tax Assets

We had a net deferred tax asset of $11,275 as of December 31, 2013 that had been reduced by a full valuation allowance. In the quarter ended September 30, 2014, we evaluated the potential realization of our deferred income tax assets. Our analysis was significantly influenced by the fact that we reached three years of cumulative positive earnings in the quarter ended September 30, 2014. We believe it is appropriate to rely upon projections of future taxable income in assessing the realization of our net deferred tax assets. As of September 30, 2014, based on our projections of future taxable income and in consideration of all other evidence available (both positive and negative), we determined that it is more likely than not that we will realize a substantial portion of our net deferred tax assets. Therefore, we released $1,215 of our valuation allowance in the quarter ended September 30, 2014. See Note 5. Income Taxes of Notes to Condensed Consolidated Financial Statements for additional information.

SEC Filing Status
At June 30, 2014, we determined that we will cease to qualify for smaller reporting company SEC filing status and will transition to accelerated filing status disclosure requirements for the period ended March 31, 2015, per Item 10(f) of Regulation S-K. We expect to file our Form 10-K for the year ended December 31, 2014 in compliance with the accelerated filer deadline. Also as a result of our change in filing status from smaller reporting company to accelerated, we no longer qualify for our exemption from compliance with Section 404(b) of the Sarbanes-Oxley Act. Therefore, our independent auditors will be required to attest to management's assessment of the effectiveness of our system of internal controls for the year ending December 31, 2014.
New President and Chief Executive Officer

On July 24, 2014, the Company announced the appointment of Augustus "Gus" Griffin as its new President and Chief Executive Officer, effective July 28, 2014. Upon the appointment of Mr. Griffin as President and Chief Executive Officer of the Company, Don Tracy and Randy M. Schrick resigned from their positions as Interim Co-Chief Executive Officers effective July 28, 2014. Following their resignations as Interim Co-Chief Executive Officers, Mr. Tracy continues to serve as Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer) and Mr. Schrick as Vice President, Production and Engineering.

RESULTS OF OPERATIONS

Consolidated earnings for the quarter ended September 30, 2014 increased compared to the same period a year ago, with net income of $6,228 on consolidated net sales of $77,515 versus a net loss of $6,325 on consolidated net sales of $80,171 in the quarter ended September 30, 2013. This significant quarter-versus-quarter increase in consolidated earnings was primarily due to improved sales volumes in the distillery segment, and a continuing shift in mix toward premium spirits. Total alcohol sales volume increased 11.5 percent for the quarter ended September 30, 2014 compared to the year ago quarter, while total high quality food grade alcohol net sales increased as a percentage of total distillery products segment sales to 85.9 percent for the quarter ended September 30, 2014 from 80.9 percent for the quarter ended September 30, 2013. Our combined earnings before income taxes for the distillery products segment, ingredient solutions segment and other segment increased to $7,629 for the quarter ended September 30, 2014 from a combined loss of $368 for the quarter ended September 30, 2013 (see "--Distillery Products" and "--Ingredient Solutions" below).

Our equity method investment earnings increased to $1,621 for the quarter ended September 30, 2014 from a net loss of $91 in the prior year quarter. This significant quarter-versus-quarter increase in equity method investment earnings was due to earnings from our investment in ICP, which experienced much improved margins in the production of chemical intermediates, fuel grade alcohol, and high quality food grade alcohol. The improved margins were driven primarily by a low current supply and strong demand for these products and for fuel grade alcohol, which affects their pricing. ICP also experienced a 15.6 percent growth in the volume of alcohol sales compared to the same period a year ago (see Note 2. Equity Method Investments).

We recorded net insurance recovery gains related to property of $1,293 for the quarter ended September 30, 2014 from the fire in January 2014 at our Indiana plant (see Note 6. Property and Business Interruption Insurance Claims and Recoveries). In the quarter ended September 30, 2014, we evaluated the potential realization of our deferred income tax assets, considering both positive and negative evidence, including cumulative income or loss for the past three years and forecasted taxable income. As a result of this evaluation, income tax benefit of $1,215 was recorded during the quarter ended September 30, 2014 related to the reduction of our valuation allowance. Our total income tax benefit recorded for the quarter ended September 30, 2014, including the effect of the valuation allowance release, was $1,169 compared to income tax expense of $19 for the quarter ended September 30, 2013 (see Note 5. Income Taxes).

Consolidated earnings for the year to date period ended September 30, 2014 increased compared to the same period a year ago, with net income of $16,112 on consolidated net sales of $237,078 versus a net loss of $4,568 on consolidated net sales of $245,970 for the year to date period ended September 30, 2013. This significant period-versus-period increase in consolidated earnings was primarily due to improved sales volumes in the distillery segment, and a continuing shift in mix toward premium spirits. Total alcohol sales volume increased 20.2 percent for the year to date period ended September 30, 2014 compared to the year ago quarter, while total high quality food grade alcohol net sales increased as a percentage of total distillery products segment sales to 80.3 percent for the year to date period ended September 30, 2014 from 78.6 percent for the year to date period ended September 30, 2013. Our combined earnings before income taxes for the distillery products segment, ingredient solutions segment and other segment increased to $20,791 for the year to date period ended September 30, 2014 from $9,690 for the year to date period ended September 30, 2013 (see "--Distillery Products" and "--Ingredient Solutions" below).

Our equity method investment earnings increased to $7,287 (net of our change in accounting estimate of $1,882) for the year to date period ended September 30, 2014 from a net loss of $962 in the prior year period. Similar to the discussion above, the significant period-versus-period increase in equity method investment earnings was due primarily to our investment in ICP, which experienced much improved margins. ICP experienced 38.0 percent growth in the volume of alcohol sales compared to the same period a year ago (see Note 2. Equity Method Investments).

We recorded net insurance recovery gains related to property of $1,223 for the year to date period ended September 30, 2014 from the fire in January 2014 at our Indiana plant (see Note 6. Property and Business Interruption Insurance Claims and Recoveries). In the quarter ended September 30, 2014, we evaluated the potential realization of our deferred income tax assets, considering both positive and negative evidence, including cumulative income or loss for the past three years and forecasted taxable income. As a result of this evaluation, income tax benefit of $1,215 was recorded during the year to date period ended September 30, 2014 related to the reduction of our valuation allowance. Our total income tax benefit recorded for the year to date period ended September 30, 2014, including the effect of the valuation allowance release, was $1,002, compared to income tax expense of $44 for the year to date period ended September 30, 2013 (see Note 5. Income Taxes). Our discontinued operations decreased period-versus-period due to the $1,406 gain (net of tax) recognized on the sale of our bioplastics manufacturing business during the year to date period ended September 30, 2013.

NET SALES

Net sales for the quarter ended September 30, 2014 decreased $2,656, or 3.3 percent, compared to the quarter ended September 30, 2013.  Net sales in the distillery products segment as a whole decreased primarily as a result of a lower average selling price, as well as decreased sales volume of distillers feed and related co-products. The average selling price in the distillery products segment was impacted by declines in commodity pricing, primarily corn, as discussed further under "--Cost of Sales" below. Net sales in the ingredient solutions segment as a whole decreased due to a lower average selling price and lower sales volume of commodity starches and commodity proteins. The average selling price in the ingredients solutions segment was impacted by declines in commodity prices, primarily flour, as discussed further under "--Cost of Sales" below.

Net sales for the year to date period ended September 30, 2014 decreased $8,892, or 3.6 percent, compared to the year to date period ended September 30, 2013.  Net sales in the distillery products segment as a whole decreased primarily as a result of lower average selling price, as well as decreased sales volume of distillers feed and related co-products, period-over period. The average selling prices of total high quality food grade alcohol and distillers feed and related co-products were impacted by declines in commodity pricing, primarily corn, as discussed further under "--Cost of Sales" below. Net sales in the ingredient solutions segment as a whole decreased primarily due to declines in sales volume of specialty and commodity proteins, as well as a decrease related to the impact in overall segment average selling price. The average selling price in the ingredients solutions segment was impacted by declines in commodity costing, primarily flour, as discussed further under "--Cost of Sales" below. Net sales in the other segment decreased for the year to date period ended September 30, 2014 due to the sale of the bioplastics manufacturing business on February 8, 2013.

COST OF SALES

For the quarter ended September 30, 2014, cost of sales decreased $9,152, or 11.5 percent, compared to the quarter ended September 30, 2013.  For the quarter ended September 30, 2014, cost of sales was 90.6 percent of net sales, which generated a gross margin of 9.4 percent. For the quarter ended September 30, 2013, cost of sales was 99.0 percent of net sales, which generated a gross profit margin of 1.0 percent.  During the quarter ended September 30, 2014, we received $765 of interruption of business insurance recoveries, with $118 related losses, resulting in $647 reduction to cost of sales (see Note 6. Property and Business Interruption Insurance Claims and Recoveries).

For the quarter ended September 30, 2014, our lower overall costs were primarily the result of lower costs for corn and flour partially offset by an increase in the cost of natural gas. We saw quarter-versus-quarter decreases in the per-bushel cost of corn and the per-pound cost of flour which averaged 35.2 percent and 9.1 percent, respectively, compared to the quarter ended September 30, 2013. On the other hand, the per-million cubic foot cost of natural gas increased by 8.8 percent compared to the quarter ended September 30, 2013.

For the year to date period ended September 30, 2014, cost of sales decreased $17,987, or 7.7 percent, compared to the year to date period ended September 30, 2013.  For the year to date period ended September 30, 2014, cost of sales was 90.5 percent of net sales, which generated a gross profit margin of 9.5 percent. For the year to date period ended September 30, 2013, cost of sales was 94.6 percent of net sales, which generated a gross profit margin of 5.4 percent.

For the year to date period ended September 30, 2014, our lower overall costs were primarily the result of lower costs for corn and flour partially offset by an increase in the cost of natural gas. We saw decreases in the per-bushel cost of corn and the per-pound cost of flour, which averaged 36.8 percent and 11.3 percent, respectively, compared to the year to date period ended September 30, 2013. On the other hand, the per-million cubic foot cost of natural gas increased by 9.5 percent compared to the year to date period ended September 30, 2013. During the year to date period ended September 30, 2014, we received $925 of interruption of business insurance recoveries, with $328 related losses, resulting in a $597 reduction to cost of sales (see Note 6. Property and Business Interruption Insurance Claims and Recoveries).

INSURANCE RECOVERIES

During January 2014, we experienced a fire at our Indiana plant.  The fire damaged certain equipment in the feed dryer house and caused a temporary loss of production in late January. The fire did not impact our own or customer-owned warehoused inventory. The Indiana plant was back in operation by the end of February at pre-fire production levels.
During the quarter ended September 30, 2014, we received $1,293 of insurance recoveries related to the January fire for property damage and recorded no related losses, resulting in $1,293 of Insurance recoveries. During the year to date period ended September 30, 2014, we received $1,383 of insurance recoveries related to the January fire for property damage and recorded $160 net book value of property loss, resulting in $1,223 of Insurance recoveries. For a detail of the activity and related accounting treatment, see Note 6. Property and Business Interruption Insurance Claims and Recoveries.
We expect to replace the equipment that was damaged in the January fire by the end of 2015. The replacement of equipment may result in additional disruption to our business and for which we expect to file an additional claim with our insurance carrier.

During October 2014, we experienced a fire at its Atchison plant.  Certain equipment in the plant's feed drying operations was damaged and we experienced a seven-day temporary loss of production. The net book value of the damaged equipment is $617. We are currently working with our insurance carrier to determine the coverage for equipment damage and business interruption losses.

Because the timing and amount of the business interruption and the insurance recovery may differ, we may experience volatility in our future quarterly operating results.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the quarter ended September 30, 2014 decreased by $1,794, or 26.5 percent, compared to the quarter ended September 30, 2013.  This decrease was primarily due to reduced legal fees, most of which were related to the 2013 proxy contest partially offset by an increase in the bonus accrual. The bonus accrual for our short-term incentive plan is based on progress against key performance metrics and for the quarter ended September 30, 2014, we were at 100 percent of key annual performance metrics compared to 75 percent for the quarter ended September 30, 2013.

Selling, general and administrative expenses for the year to date period ended September 30, 2014 decreased by $2,201, or 12.6 percent, compared to the year to date period ended September 30, 2013.  This decrease was primarily due to legal fees related to the proxy contest that were included in the year to date period ended September 30, 2013.

INTEREST EXPENSE

Interest expense for the quarter and year to date period ended September 30, 2014 decreased $70 and $214, respectively, compared to the same periods ended September 30, 2013.  These decreases were primarily the result of lower average daily balance and interest rate on our Credit Agreement compared to the same periods a year ago.

EQUITY METHOD INVESTMENT EARNINGS (LOSS)

ICP

ICP's Limited Liability Company Agreement generally allocates profits, losses and distributions of cash of ICP based on the percentage of a member's capital contributions to ICP relative to total capital contributions of all members to ICP, of which we have 30 percent and our joint venture partner, ICP Holdings, has 70 percent. That agreement grants the right to either member to elect to shut down the Pekin plant if ICP operates at an EBITDA loss of greater than or equal to $500 in any quarter, subject to the right of the other member to override that election. If the Objecting Member overrides the election, then EBITDA loss and EBITDA profit for each subsequent quarter are allocated 80 percent to the Objecting Member and 20 percent to the Electing Member until the end of the applicable quarter in which the Electing Member withdraws its Shut Down Election and thereafter allocation revert to a 70-30 split (subject to a catch-up allocation of 80 percent of EBITDA profits to the Objection Member until it equals the amount of EBITDA loss allocated to such member on an 80-20 basis). ICP experienced an EBITDA loss of $500 for the quarter ended March 31, 2013, which was one factor that prompted us to deliver notice of our Shut Down Election on April 18, 2013. However, we withdrew our Shut Down Election on March 31, 2014 (thereby causing the allocation of profits and losses to revert to 30 percent to us and 70 percent to ICP Holdings as of April 1, 2014) based partially on the strong financial results ICP generated during the period ended March 31, 2014.

As of June 30, 2014 and during the year to date period ended September 30, 2014, we measured our cumulative equity in the undistributed earnings of ICP using an 80-20 allocation for the Shut Down Election period (April 1, 2013 through March 31, 2014) and a 70-30 allocation thereafter. The cumulative effect of this change in estimate resulted in a decrease in equity method investment earnings of ICP of $1,882 for the year to date period ended September 30, 2014; a decrease in the earnings per share of $0.10 per share for the year to date period ended September 30, 2014; and a decrease in the related equity method investment in ICP at September 30, 2014, of $1,882.

For the quarter ended September 30, 2014, ICP reported total net income of $5,346.  Our portion of the earnings for the current quarter was $1,604. For the quarter ended September 30, 2013, ICP generated a net loss of $585.  Our portion of the net loss for the year-ago quarter was $135. The significant quarter-versus-quarter increase in earnings was due to much improved margins in the production of chemical intermediates, fuel grade alcohol, and high quality food grade alcohol. The improved margins were driven primarily by a low current supply and strong demand for these products and for fuel grade alcohol, which affects their pricing. ICP also recorded higher sales volumes compared to the same period a year ago.

For the year to date period ended September 30, 2014, ICP reported total net income of $30,246.  Our portion of the earnings for the year to date period was $7,192. For the year to date period ended September 30, 2013, ICP recorded a loss of $3,472.   Our portion of the loss for the year-ago period was $1,042. The significant period-versus-period increase in earnings was due to much improved margins in the production of chemical intermediates, fuel grade alcohol, and high quality food grade alcohol, partially offset by our change in accounting estimate which reduced our equity method investment earnings by $1,882. The improved margins were driven primarily by a low current supply and strong demand for these products and for fuel grade alcohol, which affects their pricing. ICP also recorded higher sales volumes compared to the same period a year ago.

Our proportionate share of the earnings of ICP has recently had a significant positive impact on our net income for the quarter and year to date periods ended September 30, 2014. There can be no assurance that such results will continue in future periods. We presently expect that ICP's recent levels of profitability may not be sustained. Consequently, we expect that ICP's contributions to our net income may be reduced in future periods.

On July 23, 2014 ICP's alcohol production was interrupted resulting in inconsequential damage to equipment. Production was restarted on a limited basis on August 1, 2014, and ICP was back to normal production rates on or about August 14, 2014. ICP anticipates finalizing the business interruption and property insurance claims before the end of 2014. Insurance recoveries will be recognized when all contingencies to the insurance claims have been resolved and settlement has been reached with the insurer. Because the timing and amount of the business interruption and the insurance recovery may differ, we may experience volatility in Equity Method Investment Earnings (Loss) in our future quarterly operating results.

D.M. Ingredients, GmbH (“DMI”)

For the quarters ended September 30, 2014 and 2013, DMI had net income of $33 and $88, respectively.  As a 50 percent joint venture holder, our portion of the equity in earnings was $17 and $44 for the quarters ended September 30, 2014 and 2013, respectively.

For the year to date periods ended September 30, 2014 and 2013, DMI had net income of $189 and $159, respectively.  As a 50 percent joint venture holder, our equity in earnings was $95 and $80 for the year to date periods ended September 30, 2014 and 2013, respectively.

DISCONTINUED OPERATIONS, NET OF TAX

On February 8, 2013, we sold the assets at our bioplastics manufacturing facility in Onaga, Kansas and certain assets of our extruder bio-resin laboratory located in Atchison, Kansas.  The sales price totaled $2,797 and resulted in a net of tax gain of $1,406 that was recognized as discontinued operations in the quarter ended September 30, 2013.

INCOME TAX EXPENSE/(BENEFIT)

Income tax benefit for the quarter ended September 30, 2014 was primarily related to our operating results for the quarter ended September 30, 2014 and a partial release of valuation allowance during the current quarter. We recorded an income tax benefit of $1,215 for the quarter and year to date periods ended September 30, 2014 for the partial release of valuation allowance arising from expected realization of net deferred tax assets in future years. The Company also released $5,855 of valuation allowance related to the tax effects of income generated in the year to date period ended September 30, 2014, resulting in no net impact to the income tax provision.

During the quarter ended September 30, 2014, we evaluated the potential realization of our deferred income tax assets, considering both positive and negative evidence, including cumulative income or loss for the past three years and forecasted taxable income. As a result of this evaluation we concluded that, as of September 30, 2014, a majority of the existing valuation allowance on our net deferred Income tax assets was no longer required.  Accordingly, the partial release of valuation allowance was recorded.  The Company will continue to assess the need for a valuation allowance in future periods. See Note 5. Income Taxes of Notes to Condensed Consolidated Financial Statements for additional information.

NET INCOME

As the result of the factors outlined above, we generated net income of $6,228 and $16,112 in the quarter and year to date periods ended September 30, 2014, respectively, compared to a net loss of $6,325 and $4,568 in the quarter and year to date periods ended September 30, 2013, respectively.

SEGMENT RESULTS

The following is a summary of revenues and pre-tax profit / (loss) attributed to each reportable operating segment for the quarters ended September 30, 2014 and 2013.  For additional information regarding our operating segments, see Note 8. Operating Segments of this Form 10-Q.

	Quarter Ended		Year to Date Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Distillery Products
Net Sales	$63,700	$66,059	$194,035	$200,775
Pre-Tax Income (Loss)	6,547	(1,647)	17,963	5,836
Ingredient Solutions
Net Sales	13,815	14,112	43,043	44,997
Pre-Tax Income	1,082	1,279	2,828	3,944
Other
Net Sales	—	—	—	198
Pre-Tax Loss	—	—	—	(90)

DISTILLERY PRODUCTS

Total distillery products net sales for the quarter ended September 30, 2014 decreased $2,359, or 3.6 percent.  High quality food grade alcohol net sales increased $1,086, or 2.1 percent, fuel grade alcohol sales increased $877, or 46.4 percent, and warehouse service fees increased $165, or 17.2 percent. Offsetting these increases was a decrease in sales of distillers feed and related co-products of $4,486, or 42.6 percent, due to lower volume and pricing.
High quality food grade alcohol net sales volume for the quarter ended September 30, 2014 increased 8.8 percent compared to the same period a year ago. Net sales volume of fuel grade alcohol increased 55.6 percent for the quarter ended September 30, 2014 compared to the same quarter last year, primarily due to a production mix of more premium grade alcohol, which generates more fuel grade alcohol as a by-product. These increases in volume were partially offset by average selling price decreases of high quality food grade and fuel grade alcohols of 6.2 percent and 5.9 percent, respectively, quarter-versus-quarter, with the per-bushel cost of corn decreasing 35.2 percent for the same period. Compared to the decrease in the cost of corn, our average selling price declines were relatively small, which was the leading factor in the increase of our return on distillery sales, which was 10.3 percent for the quarter ended September 30, 2014 and (2.5) percent for the quarter ended September 30, 2013.

Net sales volume of distillers feed and related co-products declined approximately 7.0 percent during the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013. We experienced a decrease in average selling price of distillers feed and related co-products of over 38 percent for the quarter ended September 30, 2014 compared to the year ago period. The decline in net sales volume was primarily due to a decrease in production volumes and the decline in the average selling price was primarily due to a decrease in export demand in the current quarter compared to the year ago period.

Total distillery products net sales for the year to date period ended September 30, 2014 decreased $6,739, or 3.4 percent.  High quality food grade alcohol net sales decreased $2,146, or 1.4 percent, warehouse service fees increased $670, or 23.8 percent, and fuel grade alcohol sales increased $3,579, or 59.3 percent. Sales of distillers feed and related co-products declined $8,842, or 26.0 percent, due to lower volume and pricing. High quality food grade alcohol net sales volume for the year to date period ended September 30, 2014 increased 17.1 percent compared to the same period a year ago. Net sales volume of fuel grade alcohol increased 66.2 percent for the year to date period ended September 30, 2014 compared to the same period last year, primarily due to opportunistic sales of fuel grade alcohol when margins were high, and a production mix of more premium grade alcohol, which generates more fuel grade alcohol as a by-product. These increases in volume were partially offset by average selling price decreases for high quality food grade and fuel grade alcohols of 15.8 percent and 4.2 percent, respectively, period-versus-period, with the per-bushel cost of corn decreasing 36.8 percent for the same period. Compared to the decrease in the cost of corn, our average selling price declines were relatively small, which was a leading factor in the increase in our return on distillery sales which was 9.3 percent for the year to date period ended September 30, 2014 and 2.9 percent for the year to date period ended September 30, 2013.

Net sales of distillers feed and related co-products decreased $8,842, or 26.0 percent, for year to date period ended September 30, 2014 compared to the quarter ended September 30, 2013. Net sales volume of distillers feed and related co-products declined approximately 3.7 percent during the year to date period ended September 30, 2014 compared to the year to date period ended September 30, 2013. We experienced a decrease in the average selling price of distillers feed and related co-products of over 23 percent for the year to date period ended September 30, 2014 compared to the year ago period. The decline in net sales volume was primarily due to a decrease in production volumes and the decline in the average selling price was primarily due to a decrease in export demand in the current quarter compared to the year ago period.

INGREDIENT SOLUTIONS

Total ingredient solutions net sales for the quarter ended September 30, 2014 decreased by $297, or 2.1 percent, compared to the quarter ended September 30, 2013. Net sales of commodity starch and commodity protein products decreased for the quarter ended September 30, 2014 by $325 and $146, respectively, partially offset by a net sales increase of specialty starches of $286. Our focus remains on the production and commercialization of specialty ingredients, which is reflected in our quarter-versus-quarter decrease in commodity products as a percentage of total segment net sales of 3.0 percentage points, to 15.0 percent for the quarter ended September 30, 2014 from 18.0 percent for the quarter ended September 30, 2013.
Net sales volume of specialty starches increased 14.9 percent for the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013. On the other hand, specialty protein net sales volume declined 2.7 percent quarter-versus-quarter. Commodity starch and commodity protein net sales volumes also decreased for the quarter ended September 30, 2014 by 11.5 percent and 33.3 percent, respectively. The average selling price per pound of specialty starches decreased 9.3 percent for the quarter ended September 30, 2014 compared to the year ago period, while the average selling price per pound of specialty proteins remained relatively flat, quarter-over-quarter. Specialty protein average selling price remained relatively flat, quarter-over-quarter, as the per-pound cost of flour decreased 9.1 percent for the quarter ended September 30, 2014 compared to the same period a year ago. The per-million cubic foot cost of natural gas averaged 8.8 percent higher for the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013.
Total ingredient solutions net sales for the year to date period ended September 30, 2014 decreased by $1,954, or 4.3 percent, compared to the year to date period ended September 30, 2013. Net sales of specialty protein, commodity starch and commodity protein products decreased for the year to date period ended September 30, 2014 by $1,052, $323 and $488, respectively, with the net sales of specialty starches staying relatively flat. Our focus remains on the production and commercialization of specialty ingredients, which is reflected in our period-versus-period decrease in our commodity products as a percentage of total segment net sales of 1.0 percentage point, to 18.0 percent for the year to date period ended September 30, 2014 from 19.0 percent for the year to date period ended September 30, 2013.
Net sales volume of specialty starches increased 8.2 percent for the year to date period ended September 30, 2014 compared to the year to date period ended September 30, 2013. On the other hand, specialty protein net sales volume declined 7.3 percent, period-versus-period. Commodity starch net sales volume remained relatively flat and commodity protein net sales volume decreased for the year to date period ended September 30, 2014 by 15.3 percent. The average selling price per pound of specialty starches decreased 8.0 percent for the year to date period ended September 30, 2014 compared to the year ago period, while the average selling price per pound of specialty proteins remained relatively flat, period-over-period. Specialty protein average selling price remained relatively flat, period-over-period, as the per-pound cost of flour decreased 11.3 percent for the year to date ended September 30, 2014 compared to the same period a year ago. The per-million cubic foot cost of natural gas averaged 9.5 percent higher for the year to date period ended September 30, 2014 compared to the year to date period ended September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Our principal uses of cash in the ordinary course are for the cost of raw materials and energy used in our production processes, salaries, and capital expenditures.   Generally, during periods when commodities prices are rising, our operations require increased use of cash to support inventory levels.  Our principal sources of cash are product sales and borrowing on our credit facility. At September 30, 2014 and December 31, 2013, our cash balance was $0 and $2,857, respectively, and we have used our credit facility for liquidity purposes, with $36,929 remaining on the facility at September 30, 2014 for additional borrowings. Historically, we also have used cash for acquisitions and received cash from investment or asset dispositions and tax refunds.

On February 28, 2014, the Board of Directors declared a dividend payable to stockholders of record as of March 17, 2014, of the Company's common stock, no par value ("Common Stock") and a dividend equivalent payable to holders of restricted stock units ("RSUs") as of March 17, 2014, of $.05 per share and per unit.  The total payment of $907, comprised of dividend payments of $884 and dividend equivalent payments of $23, was paid on April 9, 2014.

On February 28, 2013, the Board of Directors declared a dividend payable to stockholders of record as of March 18, 2013, of Common Stock and a dividend equivalent payable to holders of RSUs as of March 18, 2013, of $0.05 per share and per unit.  The total payment of $916, comprised of dividend payments of $897 and dividend equivalent payments of $19, was paid on April 10, 2013.

On February 8, 2013, we sold our bioplastics manufacturing business for $2,797.

We expect $8,000 to $10,000 in routine capital expenditures over the twelve month period ending September 30, 2015, related to improvements in and replacements of existing plant and equipment. The cost to repair or replace equipment damaged in the January 2014 fire at the Indiana plant will be in addition to this number, but has not yet been determined. As of September 30, 2014, we had commitments to acquire approximately $1,273 of capital assets.

We had significant professional fees and severance costs accrued at December 31, 2013 related to the 2013 proxy contest (see Note 4. Commitments and Contingencies). We paid $2,427 of these accruals during the year to date period ended September 30, 2014. The balance of the proxy-related accruals of $79 is expected to be paid over the remainder of this calendar year.

We expect our sources of cash to be adequate to provide for budgeted capital expenditures and anticipated operating requirements. The following table is presented as a measure of our liquidity and financial condition:

	September 30, 2014	December 31, 2013
Cash and cash equivalents	$—	$2,857
Working capital	39,097	37,736
Credit facility, notes payable and long-term debt outstanding	16,663	23,168
Amounts available under lines of credit	36,929	23,920
Stockholders’ equity	96,997	81,603

	Year to Date Ended
	September 30, 2014	September 30, 2013
Depreciation and amortization	$9,202	$8,955
Capital expenditures	4,920	3,571
Cash flows from operations	8,755	4,004

CASH FLOW INFORMATION

Operating Cash Flows.  Operating cash flow information for the year to date periods ended September 30, 2014 and 2013, respectively, is as follows:

	Year to Date Ended
	September 30, 2014	September 30, 2013
Cash Flows from Operating Activities
Net income (loss)	$16,112	$(4,568)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and amortization	9,202	8,955
Gain on sale of bioplastics manufacturing business	—	(1,453)
Gains on property insurance recoveries	(1,223)	—
Release of valuation allowance for deferred tax assets	(1,215)	—
Share based compensation	588	970
Equity method investment (earnings) loss	(7,287)	962
Changes in Operating Assets and Liabilities:
Restricted cash	—	12
Receivables, net	(3,729)	3,529
Inventory	3,452	(342)
Prepaid expenses	(587)	(541)
Refundable income taxes	241	16
Accounts payable	(8,188)	(509)
Accounts payable to affiliate, net	2,220	(3,491)
Accrued expenses	(295)	1,478
Deferred credit	334	(340)
Accrued retirement health and life insurance benefits and other noncurrent liabilities	(456)	(680)
Other	(414)	6
Net cash provided by operating activities	$8,755	$4,004

Cash flow from operations increased $4,751 to $8,755 for the year to date period ended September 30, 2014, from $4,004 for the year to date period ended September 30, 2013. This increase in operating cash flow was primarily the result of an increase in net income, after giving effect to non-cash items, along with changes in our inventory and accounts payable to affiliate activities, partially offset by the impact to cash from our receivables, accounts payable and accrued expenses.

Net income increased, after giving effect to non-cash items (depreciation and amortization, gains and losses, release of valuation allowance, share-based compensation and equity method investment earning), by $11,311, from $4,866 for the year to date period ended September 30, 2013 to $16,177 for the year to date period ended September 30, 2014. Inventory decreased resulting in increased cash flow from operations of $3,452 for the year to date period ended September 30, 2014, compared to a use of cash from operations of $342 for the year to date period ended September 30, 2013, with the resulting change primarily due to timing of cash disbursements. For the year to date period ended September 30, 2014, accounts payable to affiliate, net increased $2,220 compared to a net decrease of $3,491 for the year to date period ended September 30, 2013, with the resulting change primarily due to timing of payments as well as increased purchases from ICP compared to the same period a year ago. The above factors, which served to increase operating cash flow, were partially offset by the following:

•
Receivables increased $3,729 for the year to date period ended September 30, 2014 compared to a decrease of $3,529 for the year to date period ended September 30, 2013. The resulting change was primarily due to increased sales sourced from our ICP joint venture and the timing of cash receipts.

•
Accounts payable decreased $8,188 for the year to date period ended September 30, 2014 compared to a decrease of $509 for the year to date period ended September 30, 2013. The resulting change was primarily due to the settlement of accrued expenses related to the proxy contest and the timing of cash disbursements.

•
Accrued expenses decreased $295 for the year to date period ended September 30, 2014 compared to an increase of $1,478 for the year to date period ended September 30, 2013. The decrease in accrued liabilities was primarily due to timing of cash disbursements related to 2013 bonus accruals.

Investing Cash Flows.  Net investing cash flow for the year to date period ended September 30, 2014 was $(3,533) compared to $(774) for the year to date period ended September 30, 2013.  During the year to date period ended September 30, 2014, we made capital investments of $4,920 and received proceeds of $1,383 related to property insurance recoveries related to the January 2014 fire at the Indiana plant. During the year to date period ended September 30, 2013, we received proceeds of $2,797 from the sale of our bioplastics manufacturing business and we made capital investments of $3,571.

Financing Cash Flows.  Net financing cash flow for the year to date period ended September 30, 2014 was $(8,079) compared to $(3,230) for the year to date period ended September 30, 2013, for a net decrease in financing cash flow of $4,849.  During the year to date period ended September 30, 2014, we had net payments of $5,343 to our Credit Agreement compared to net payments of $1,026 for the year to date period ended September 30, 2013.  Our payments on long-term debt totaled $1,162 and $1,288 for the year to date periods ended September 30, 2014 and 2013, respectively. We purchased shares of stock from terminated employees during the year to date period ended September 30, 2014 in the amount of the withholding taxes on the pro-rata vesting of their Restricted Stock at termination. These stock purchases added 87,731 shares, or $601, to our treasury stock. We made dividend and dividend equivalent payments of $907 and $916 for the year to date periods ended September 30, 2014 and 2013, respectively, to our holders of Common Stock, Restricted Stock, and RSUs.

CAPITAL EXPENDITURES

For the year to date period ended September 30, 2014, we made $5,777 of capital investments, of which $4,920 was a use of cash and $857 remained payable at September 30, 2014.  The capital investments related primarily to facility improvements and upgrades.

CREDIT AGREEMENT

On November 2, 2012, we entered into an Amended and Restated Credit Agreement, and ancillary documents with Wells Fargo (the “Credit Agreement”). On February 12, 2014, we entered into Amendment No. 1 to the Credit Agreement (the "First Amendment"). The First Amendment amended and restated the definition of the term EBITDA to add back (to the Company's consolidated net earnings or loss) governance expenses relating to certain shareholder litigation involving the Company in 2013 and incurred prior to December 31, 2013, in an aggregate amount not in excess of $5,500. We incurred $5,465 of such expenses as of or prior to December 31, 2013.

On August 5, 2014, we entered into Amendment No. 2 to the Credit Agreement (the “Second Amendment”) by and among Wells Fargo Bank, N.A. as administrative agent and sole lender and MGP Ingredients, Inc., MGPI Processing, Inc., MGPI Pipeline, Inc. and MGPI of Indiana, LLC.  The Second Amendment amended and restated the definition of the term “Fixed Asset Sub-Line” and added Thunderbird Real Estate Holdings, LLC (“Thunderbird”), a wholly-owned subsidiary of MGPI Processing, Inc. which is a wholly-owned subsidiary of MGP Ingredients, Inc., to the Credit Agreement as a Loan Party, as defined in the Credit Agreement.  In connection with execution of the Second Amendment, all the equity of Thunderbird was pledged and a lien was placed on all the assets of Thunderbird  to secure the obligations of the Loan Parties (as defined in the Credit Agreement) under the Credit Agreement. With the execution of the Fixed Asset Sub-Line term loan, $7,004 of debt obligations under the Credit Agreement became debt obligations under the sub-line term loan (maturing with the Credit Agreement), resulting in a non-cash transaction. The loan fees incurred by us related to the Second Amendment for the quarter and year to date periods ended September 30, 2014 were $66 and are being amortized over the life of the Credit Agreement. The amortized portion of the loan fees incurred is included in Interest expense, net on the Condensed Consolidated Statements of Comprehensive Income (Loss).

The amount of borrowings which we may make is subject to borrowing base limitations adjusted for the Fixed Asset Sub-Line collateral.  As of September 30, 2014, our total outstanding borrowings under the credit facility were $12,656, comprised of $5,736 of revolver borrowing and $6,920 of fixed asset sub-line term loan borrowing, leaving $36,929 available for additional borrowings. The average interest rate for total borrowings of the Credit Agreement at September 30, 2014 was 2.57 percent.

WORKING CAPITAL

COMPARISON TO DECEMBER 31, 2013

Our working capital increased $1,361 from December 31, 2013 to September 30, 2014.  This increase was primarily the result of an increase in receivables and prepaid expenses and a decrease in accounts payable and accrued expenses. These increases to working capital were partially offset by decreases in cash, inventory and deferred tax assets, and an increase in accounts payable to affiliate and current maturities of long term debt.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide Item 3 disclosures in this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES.

(a)           Evaluation of disclosure controls and procedures.

As of the end of the quarter ended September 30, 2014, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)           Changes in internal controls.

Except as related to the change in filing status discussed below, there has been no change in the Company’s internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

At September 30, 2014, the Company determined that it will cease to qualify for smaller reporting company SEC filing status and will transition to accelerated filing status disclosure requirements for the period ended March 31, 2015, per Item 10(f) of Regulation S-K. The Company expects to file its Form 10-K for the year ended December 31, 2014 in compliance with the accelerated filer deadline, per SEC Division of Corporation Finance Exchange Act Rules Compliance & Disclosure Interpretation Question 130.04. Also as a result of the Company's change in filing status from smaller reporting company to accelerated, it no longer qualifies for exemption from Section 404(b) of the Sarbanes-Oxley Act. Therefore, the Company's independent auditors will be required to attest to management's assessment of the effectiveness of the Company's system of internal controls for the year ending December 31, 2014.

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

ITEM 1A.    RISK FACTORS

Risk Factors are described in “Item 1A. Risk Factors” of the Company’s Report on Form 10-K for the year ended December 31, 2013 and on Form 10-Q for the quarter ended March 31, 2014 and June 30, 2014 and, except where indicated below, there have been no material changes thereto. The Company has supplemented its disclosure of risk factors in this Form 10-Q for the quarter ended September 30, 2014 by adding the following risk factor.
The timing and amount of business interruption and associated insurance recovery amount may differ, causing volatility in our future operating results.

In January 2014 and in October 2014 we experienced fires at our facilities.  We expect to replace the equipment that was damaged in the January fire by the end of 2015. In both cases we experienced a business interruption. We are still evaluating the effects of the October fire.  Any repair or replacement of equipment may result in additional disruption to our business and for which we would expect to file an additional claim with our insurance carrier. Because the timing and amount of any business interruption and any associated insurance recovery may differ, we may experience volatility in our future quarterly operating results.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no unregistered sale of equity securities during the quarter ended September 30, 2014.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 through July 31, 2014	7,641	(1)	$8.30	(1)	—	$—
August 1, 2014 through August 31, 2014	—				—
September 1, 2014 through September 30, 2014					—
Total	7,641				—

(1)	Aggregate number of shares repurchased to satisfy withholding tax obligations under Restricted Stock that vested during the month.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Certificate of Amendment to Articles of Incorporation of MGP Ingredients, Inc., dated May 22, 2014
3.2
Amended and Restated Bylaws of MGP Ingredients, Inc., dated July 29, 2014 (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed August 4, 2014 (File number 000-17196))

*10.1	Employment Agreement, dated July 23, 2014, between MGP Ingredients, Inc. and Augustus C. Griffin, Chief Executive Officer
*10.2
Amendment 2 to Amended and Restated Credit Agreement dated August 5, 2014, between Wells Fargo Bank, National Association and MGP Ingredients, Inc., MGPI Processing, Inc., MGPI Pipeline, Inc. and MGPI of Indiana, LLC

*10.3	MGP Ingredients, Inc. Agreement as to Award of Restricted Stock Units Granted under the 2014 Equity Incentive Plan
*31.1	CEO Certification pursuant to Rule 13a-14(a)
*31.2	CFO Certification pursuant to Rule 13a-14(a)
*32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*32.2	CFO Certification furnished pursuant to Rule 13a-4(b) and 18 U.S.C. 1350
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2014, and December 31, 2013, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014, and 2013, (iv) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (v) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date:	November 12, 2014	By	/s/ Augustus C. Griffin
Augustus C. Griffin, President and Chief Executive Officer

Date:	November 12, 2014	By	/s/ Donald P. Tracy
Donald P. Tracy, Vice President, Finance and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Certificate of Amendment to Articles of Incorporation of MGP Ingredients, Inc., dated May 22, 2014
3.2
Amended and Restated Bylaws of MGP Ingredients, Inc., dated July 29, 2014 (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed August 4, 2014 (File number 000-17196))

*10.1	Employment Agreement, dated July 23, 2014, between MGP Ingredients, Inc. and Augustus C. Griffin, Chief Executive Officer
*10.2
Amendment 2 to Amended and Restated Credit Agreement dated August 5, 2014, between Wells Fargo Bank, National Association and MGP Ingredients, Inc., MGPI Processing, Inc., MGPI Pipeline, Inc. and MGPI of Indiana, LLC

*10.3	MGP Ingredients, Inc. Agreement as to Award of Restricted Stock Units Granted under the 2014 Equity Incentive Plan
*31.1	CEO Certification pursuant to Rule 13a-14(a)
*31.2	CFO Certification pursuant to Rule 13a-14(a)
*32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*32.2	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2014, and December 31, 2013, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014, and 2013, (iv) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (v) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith