Form 10-K
period 2014-12-31
MGP INGREDIENTS INC
filed 2015-03-12
CIK 835011

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X      No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to their Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of "accelerated filer", "large accelerated filer" and "smaller reporting company": in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ___    Accelerated filer X   Non-accelerated filer  ___   Smaller reporting company  X

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ___ No    X

The aggregate market value of common equity held by non-affiliates, computed by reference to the last sales price as reported by NASDAQ on June 30, 2014, was $81,316,208.

The number of shares of the registrant’s common stock outstanding as of March 2, 2015 was 17,674,559 .

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference:

(1)
Portions of the MGP Ingredients, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2015 are incorporated by reference into Part III of this report to the extent set forth herein.

CONTENTS PAGE

i

The calculation of the aggregate market value of the Common Stock held by non-affiliates is based on the assumption that affiliates include directors and executive officers. Such assumption does not constitute an admission by the Company or any director or executive officer that any director or executive officer is an affiliate of the Company.

ii

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as well as historical information.  All statements, other than statements of historical facts, included in this Annual Report on Form 10-K regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements.  In addition, forward-looking statements are usually identified by or are associated with such words as "intend," "plan," "believe," "estimate," "expect," "anticipate," "hopeful," "should," "may," "will," "could," "encouraged," "opportunities," "potential" and/or the negatives or variations of these terms or similar terminology.  They reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, Company performance, and Company financial results and are not guarantees of future performance.  All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement.  Important factors that could cause actual results to differ materially from our expectations include, among others: (i) disruptions in operations at our Atchison facility, Indiana facility, or at the Illinois Corn Processing, LLC ("ICP") facility,  (ii) the availability and cost of grain, flour and barrels, fluctuations in energy costs, (iii) the effectiveness of our corn purchasing program to mitigate our exposure to commodity price fluctuations, (iv) the effectiveness or execution of our new five-year strategic plan, (v) the competitive environment and related market conditions, (vi) the ability to effectively pass raw material price increases on to customers, (vii) the positive or adverse impact to our earnings as a result of the high volatility in our equity method investment's, ICP's, operating results, (viii) ICP's access to capital, (ix) our limited influence over the ICP joint venture operating decisions, strategies or financial decisions (including investments, capital spending and distributions), (x) our ability to source product from the ICP joint venture or unaffiliated third parties, (xi) our ability to maintain compliance with all applicable loan agreement covenants, (xii) our ability to realize operating efficiencies, (xiii) actions of governments, (xiv) consumer tastes and preferences, and (xv) the volatility in our earnings resulting from the timing differences between a business interruption and a potential insurance recovery. For further information on these and other risks and uncertainties that may affect our business, see Item 1A. Risk Factors.

METHOD OF PRESENTATION

All amounts in this report, except for share, par values, bushels, gallons, pounds, mmbtu, proof gallons, per share, per bushel, per gallon, per proof gallon and percentage amounts, are shown in thousands unless otherwise noted.

AVAILABLE INFORMATION

We make available through our website (www.mgpingredients.com) under "Investors – Investor Relations," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, special reports and other information, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission.

iii

PART I

ITEM 1.  BUSINESS

Throughout this Report, when we refer to "the Company", "we", "us", "our" and words of similar import in reference to activities that occurred prior to the "Reorganization", as defined below, on January 3, 2012, we are referring to the combined business of MGPI Processing, Inc. (formerly MGP Ingredients, Inc.)  and its consolidated subsidiaries, and  when we refer to "the Company", "we", "us", "our" and  words of similar import in reference to activities occurring after the Reorganization, we are referring to the combined business of MGP Ingredients, Inc. (formerly named  MGPI Holdings, Inc.) and its consolidated subsidiaries, except to the extent that the context otherwise indicates.

MGP Ingredients, Inc. ("Registrant" or "Company") is a Kansas corporation headquartered in Atchison, Kansas.  It was incorporated in 2011 and is a holding company with no operations of its own.  Its principal directly-owned operating subsidiaries are MGPI Processing, Inc. ("Processing"), incorporated in Kansas in 1957 and the successor to a business founded in 1941 by Cloud L. Cray, Sr., and MGPI of Indiana, LLC ("MGPI-I").  MGPI-I acquired substantially all the beverage alcohol distillery assets of Lawrenceburg Distillers Indiana, LLC ("LDI") at its Lawrenceburg and Greendale, Indiana distillery ("Indiana facility") on December 27, 2011.

On January 3, 2012, MGP Ingredients, Inc. reorganized into a holding company structure (the "Reorganization").  By engaging in the Reorganization, we sought to better isolate risks that might reside in one facility or operating unit from our other facilities or operating units.  We also believe that a holding company structure will facilitate ramp-up of new businesses that might be developed, accommodate future growth through acquisitions and joint ventures, create tighter focus within operating units, and enhance commercial activities and financing possibilities.

In connection with the Reorganization and to further the holding company structure, Processing distributed two of its formerly directly-owned subsidiaries, MGPI-I and Midwest Grain Pipeline, Inc., as well as its equity investment in D.M. Ingredients, GmbH ("DMI") to the Company.  Processing’s equity investment in ICP remained with Processing and is now an equity investment of 30 percent.

GENERAL INFORMATION

We produce certain distillery products that are derived from corn and other feedstock (including rye, barley, barley malt and milo), and ingredient products which are derived from wheat flour, primarily to serve the packaged goods industry.  Our operations have been historically classified into three reportable segments:  distillery products, ingredient solutions, and other.  On February 8, 2013, we sold all of the assets included in our other segment, the bioplastics manufacturing business, including all of the assets at our bioplastics manufacturing facility in Onaga, Kansas and certain assets at our extruder bio-resin laboratory located in Atchison, Kansas.  The sales price totaled $2,797 and resulted in a gain, net of tax, of $878 that was recognized as a gain on sale of discontinued operations for the year ended December 31, 2013. The remaining income statement activity for the year ended December 31, 2013 was not presented as discontinued operations due to its immateriality relative to the consolidated financial statements as a whole.

The distillery products segment consists of food grade alcohol, along with fuel grade alcohol, distillers feed and corn oil, which are co-products of our distillery operations.  Ingredient solutions consist of specialty starches and proteins, commodity starch, and vital wheat gluten (commodity protein).  The other segment products included plant-based polymers and composite resins manufactured through the further processing of certain of our proteins and starches and wood. The two reportable segments remaining subsequent to February 8, 2013 are the distillery products and ingredient solutions segments.

For the year ended December 31, 2014, we purchased corn and other feedstock, which we use in our distillery operations, from one supplier, Bunge Milling.  We also purchased feedstock, excluding corn, from other suppliers. We purchased wheat flour, the principal raw material used in the manufacture of our protein and starch products at our Atchison facility, from Ardent Mills (formerly ConAgra Mills).

We process flour with water to extract vital wheat gluten, the basic protein component of flour, which we use at our Atchison facility primarily to process into specialty wheat proteins with increased protein levels and/or enhanced functional characteristics.  Most wheat protein products are dried into powder and sold in packaged or bulk form.  We further process the starch slurry resulting from the extraction of the protein component to extract premium wheat starch.  A portion of wheat starch is processed into specialty starches, and a portion is sold as commodity starch, all of which is dried into powder and sold in packaged or bulk form.  We mix the remaining starch slurry with corn or other feedstock and water and then cook, ferment and distill it into alcohol.  We dry the residue of the distilling operations and sell it as a high protein additive for animal feed.  At our Indiana facility, we produce customized and premium grade corn and rye whiskeys, bourbon, gin, grain neutral spirits and distillers feed.

The two principal locations at which we made our products for the year ended December 31, 2014, were our facilities located in Atchison, Kansas and Lawrenceburg, Indiana. The Indiana facility was acquired on December 27, 2011, when we acquired substantially all the assets used by LDI in its beverage alcohol distillery business ("Distillery Business" or "Indiana Distillery Business").  We also operated a facility in Onaga, Kansas for the production of plant-based biopolymers and wood composite resin until February 8, 2013, when we sold this facility.  Our line of textured wheat proteins are currently produced through a toll manufacturing arrangement at a facility in the Netherlands.  In November 2009, we entered into a joint venture with a SEACOR Inc. affiliate, Illinois Corn Processing Holdings LLC ("ICP Holdings"), to reactivate distillery operations at the facility in Pekin, Illinois.  This facility is owned and operated by a non-consolidated joint venture entity named ICP, which restarted production in the quarter ended March 31, 2010.  We own 30 percent of the equity interests of ICP.  ICP produces food grade alcohol for beverage and industrial applications that is sold to the Company and other customers, and fuel grade alcohol and chemical intermediates that are marketed separately by ICP.

FINANCIAL INFORMATION ABOUT SEGMENTS

Note 11: Operating Segments of our Notes to Consolidated Financial Statements set forth in Item 8. Financial Statements and Supplementary Data of this report, which is incorporated herein by reference, includes information about sales, depreciation and amortization, income (loss) from continuing operations before income taxes for the years ended December 31, 2014 and 2013, by reportable segment. Information about sales to external customers and assets located in foreign countries is included.  Information about identifiable assets is included as of December 31, 2014 and 2013.

BUSINESS STRATEGY

In February 2015, we announced details of our five-year strategic business plan. Our plan is designed to leverage our history and strengths. We have a long history in the distilling industry. Our Indiana facility, which we purchased in 2011, was founded in 1847 and our Atchison, Kansas, facility was opened in 1941. Through these two distilleries, we are involved in producing some of the finest vodkas, gins, and whiskeys in the world. Likewise, our history in the food ingredient business stretches back more than 60 years.
We will focus on maximizing the value of our current production volumes, particularly taking advantage of favorable macro trends in our distillery products segment, such as the growth of the American whiskey category that has continued to expand over the past five years, and in our ingredient solutions segment, such as the growth in high fiber, high protein and non-GMO products. We intend to focus on the opportunities that will allow us to achieve the highest value from our current production facilities.
We will work to develop partnerships to support brand creation and long-term growth, and to combine our innovation capabilities and industry expertise to provide unique solutions and offerings to the marketplace. In that way, we believe we will be able to realize full value for our operational capacity, quality and commitment.

We are committed to investing to support our growth. We expect capital expenditures largely to focus on improving operational reliability, enhancing innovation and product development, and supporting the growth of the whiskey category.
Additionally, we plan to build our aged whiskey inventory and strengthen our organizational capabilities.

We will continue a strong disciplined approach to risk management, including robust analysis and prudent decision-making to minimize the impact of commodity pricing, and adherence to established procedures, controls and authority levels.

We will focus on building our corporate brand across all of our markets and on meeting our commitments to all of our stakeholders, including shareholders, employees, business partners, consumers and our communities.

Our new strategic plan seeks to leverage the positive macro trends we see in the industries where we compete while providing better insulation from outside factors, including swings in commodity pricing.  We believe this plan will deliver strong operating income growth.

PRODUCT SALES

The following table shows our net sales from continuing operations by each class of similar products, during the years ended December 31, 2014 and 2013 and such net sales as a percent of total net sales.

	PRODUCT GROUP SALES
	Year Ended December 31,
	2014		2013
Distillery Products:	Amount	%	Amount	%
Food grade alcohol	$208,375	66.5%	$208,695	64.6%
Distillers feed and related co- products	30,361	9.7	43,513	13.5
Fuel grade alcohol	12,987	4.2	8,026	2.5
Warehouse revenue	4,838	1.5	3,864	1.1
Total Distillery Products	$256,561	81.9%	$264,098	81.7%

Ingredient Solutions:
Specialty wheat starches	$28,217	9.0%	$27,820	8.6%
Specialty wheat proteins	18,618	5.9	20,086	6.2
Commodity wheat starch	7,884	2.5	8,509	2.6
Vital wheat gluten (commodity wheat proteins)	2,123	0.7	2,552	0.8
Total Ingredient Solutions	$56,842	18.1%	$58,967	18.2%

Other Products:	$—	—%	$199	0.1%
Net Sales	$313,403	100.0%	$323,264	100.0%

The pricing of our products is impacted by the cost we pay for grain. Because of this, sales trend comparisons across years must also consider the trends in commodity prices, which historically have been subject to substantial fluctuations as further described in "- Raw Materials".

Substantially all of our sales are made directly or through distributors to manufacturers and processors of finished packaged goods or to bakeries.  Sales to our customers purchasing food grade alcohol are made primarily on a spot, monthly, or quarterly basis with some annual contracts, depending on the customer’s needs and market conditions.  Customers who purchase unaged whiskey or bourbon may also enter into separate warehouse service agreements with us, allowing the product to age.  We have certain multi-year contracts to supply distilled products and certain contracts to provide barreling and warehousing services, which typically are also multi-year contracts.  Sales of fuel grade alcohol are made on the spot market.  Contracts with distributors may be for multi-year terms with periodic review of pricing.  Contracts with ingredients customers are generally price and term agreements which are fixed for three or six month periods, with very few agreements of twelve months duration or more.  During the year ended December 31, 2014, our five largest distillery products customers combined accounted for about 27 percent of our consolidated net sales, and our five largest ingredients solutions customers combined accounted for about 12 percent of our consolidated net sales.

DISTILLERY PRODUCTS SEGMENT

Our Atchison facility processes corn and other feedstock, mixed with starch slurry from the wheat starch and protein processing operations, into food grade alcohol and distillery co-products such as fuel grade alcohol and distillers feed.  Our Indiana facility processes corn and other feedstock into food grade alcohol (primarily beverage alcohol) and distillers feed (commonly called dried distillers grain in the industry) and provides warehouse services, including barrel put away, barrel storage and barrel retrieval services.

Food grade alcohol consists of beverage alcohol and industrial food grade alcohol that are distilled to remove impurities.  Fuel grade alcohol is grain alcohol that has been distilled to remove all water to yield 200 proof alcohols suitable for blending with gasoline.  We generate and sell only minimal amounts as a co-product of the food grade alcohol production process at our Atchison distillery, reducing our exposure to the fuel grade alcohol market.

In December 2011, we acquired substantially all the assets used by LDI in its beverage alcohol distillery business at the Indiana facility, where we now produce premium bourbon, corn and rye whiskeys, gin, grain neutral spirits and distillers feed.

Both bourbon and whiskey are typically aged in wooden barrels from two to four years. As a part of our strategy, we produce certain volumes of bourbon and whiskey that are in addition to current customer demand.  This product is barreled and included in our inventory.  Our goal is to maintain inventory levels for bourbon and whiskey sufficient to satisfy anticipated future purchase orders in the wholesale market, taking into account the possibility of buying additional aged product in the market.

We source food grade alcohol from ICP, our 30 percent-owned joint venture. ICP produces food grade alcohol at its Pekin, IL facility for beverage and industrial applications that is sold to us and other customers, and fuel grade alcohol and chemical intermediates that are marketed separately by ICP. See additional information related to ICP in Item 1. Investment In Equity Method Investments, Item 7. Management's Discussion And Analysis Of Financial Condition and Results of Operations - Year Ended December 31, 2014 Compared To December 31, 2013 - Equity Method Investment Earnings (Loss) and Note 3: Equity Method Investments.

Food Grade Alcohol.  The majority of our distillery capacities are dedicated to the production of high quality, high purity food grade alcohol for beverage and industrial applications.

Food grade alcohol sold for beverage applications consists primarily of grain neutral spirits and gin, premium bourbon, and corn and rye whiskey.  Grain neutral spirits are sold in bulk quantities at various proof concentrations to bottlers and rectifiers, which further process the alcohol for sale to consumers under numerous labels.  Our gin is created by redistilling grain neutral spirits together with proprietary customer formulations of botanicals or botanical oils.  Our bourbon is created by distilling primarily corn.  Our whiskey is made from fermented grain mash, including primarily corn and rye.

We believe that in terms of net sales, we are one of the four largest merchant market sellers of food grade alcohol in the United States.  Our principal competitors in the beverage alcohol market are Grain Processing Corporation of Muscatine, Iowa, Archer-Daniels-Midland Company of Decatur, Illinois, and Heaven Hill Distilleries, Inc. of Bardstown, Kentucky.

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

Distillers Feed and related Co-Products.  The bulk alcohol co-products sales in the year ended December 31, 2014 and 2013 consisted of distillers feed, corn oil and fuel grade alcohol. Distillers feed is principally derived from the residue of corn from alcohol processing operations.  The residue is dried and sold primarily to processors of animal feeds as a high protein additive.  We compete with other distillers of alcohol as well as a number of other producers of animal food additives in the sale of distillers feed.  We produce corn oil as a value-added co-product through a corn oil extraction process in dry-grind ethanol plants. We produce fuel grade alcohol as a co-product of our food grade alcohol business at our distillery in Atchison.

Fuel grade alcohol is sold primarily for blending with gasoline to increase the octane and oxygen levels of the gasoline.  As an octane enhancer, fuel grade alcohol can serve as a substitute for lead and petroleum-based octane enhancers.  As an oxygenate, fuel grade alcohol has been used in gasoline to meet certain environmental regulations and laws relating to air quality by reducing carbon monoxide, hydrocarbon particulates and other toxic emissions generated from the burning of gasoline.

Major market participants in the fuel grade alcohol market include Poet Biorefining, Archer-Daniels-Midland Company and Valero Energy Corporation, which together account for approximately a third of the total production capacity.  We and our joint venture, ICP, compete with other producers of fuel grade alcohol on the basis of price and delivery costs.

Warehouse revenue. Customers who purchase unaged whiskey or bourbon may also enter into separate warehouse service agreements with us that include services for barrel put away, barrel storage and barrel retrieval. Revenue from warehousing services is recognized upon providing the service and/or over the passage of time, as in the case of storage fees.

INGREDIENT SOLUTIONS SEGMENT

Our ingredient solutions segment consists primarily of specialty wheat starches, specialty wheat proteins, commodity wheat starch and vital wheat gluten.

In recent years, our specialty wheat starches and proteins have accounted for a sizable share of our total sales in this segment as a result of our business strategy of focusing on higher margin products.  Our results were generated, in part, on the following factors:  partnerships with customers on product development, capacity to produce these products, and increased marketing efforts that have resulted in greater customer recognition. We use an on-line Customer Relationship Management ("CRM") solution system to improve our ability to develop new sales of our product lines.  Our commercialization functions are focused on increasing sales of our specialty products to the largest and most innovative producers of consumer packaged goods in the United States.  Future margin growth will depend on executing these strategies.

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

A substantial portion of our premium wheat starch is altered during processing to produce certain unique specialty wheat starches designed for special applications.  Our strategy is to market our specialty wheat starches in market niches where the unique characteristics of these starches are better suited to a customer’s requirements for a specific use.  We have developed a number of specialty wheat starches, and continue to explore the development of additional starch products with the view to increasing sales of value-added specialty starches.  We produce our Fibersym® resistant starch, which has become one of our more popular specialty starches, using a patented technology referred to below under Patents.  We sell our specialty starches on a global basis, primarily to food processors and distributors.

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

Our wheat starches, as a whole, generally compete primarily with corn starch, which dominates the United States starch market.  However, the unique characteristics of our specialty wheat starches provide a number of advantages over corn and other starches for certain baking and other end uses.  Our principal competitors in the starch market are Cargill Incorporated (primarily corn and tapioca starch), Ingredion Incorporated (corn starch), Manildra Milling Corporation (wheat starch), Penford Corporation (potato starch), Archer-Daniels-Midland Company (wheat and other grain starches) and various European companies.  Competition is based on price, name, color and differing granular characteristics that affect the food product in which the starch is used.  Specialty wheat starches usually enjoy a price premium over corn starches and low grade wheat starches. Commodity wheat starch price fluctuations generally track the fluctuations in the corn starch market.  The specialty wheat starch market usually permits pricing consistent with costs that affect the industry in general, including grain costs. However, this is not always the case; during the year ended December 31, 2014, decreases in grain prices outpaced market price decreases in the specialty wheat starch market.

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

Specialty Wheat Proteins

We have developed a number of specialty wheat proteins for food and non-food applications. Specialty wheat proteins are derived from vital wheat gluten through a variety of proprietary processes which change its molecular structure.  Wheat proteins for food applications include products in the Arise®, Wheatex®, HWG 2009™ and FP™ series.  Our specialty wheat proteins generally compete with other ingredients and modified proteins having similar characteristics, primarily soy proteins and other wheat proteins, with competition being based on factors such as functionality, price and, in the case of food applications, flavor. Our principal competitors in the specialty proteins market are Archer-Daniels-Midland Company (wheat and other grain proteins), The Solae Company (soy), Manildra Milling (gluten and wheat proteins) and various European companies.  Although we are producing a number of our specialty wheat proteins on a commercial basis, some products are in the test marketing or development stage.

•
Arise® series.  Our Arise® series of products consists of specialty wheat proteins that increase the freshness and shelf life of frozen, refrigerated and fresh dough products after they are baked, or can substitute for egg whites. Certain ingredients in this series are also sold for use in the manufacturing of high protein, lower net carbohydrate products.

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

Vital Wheat Gluten/(commodity wheat proteins).   Vital wheat gluten is a free-flowing light tan powder which contains approximately 70 to 80 percent protein.  When we process flour to derive starch, we also derive vital wheat gluten.  Vital wheat gluten is added by bakeries and food processors to baked goods, such as breads, and to pet foods, cereals, processed meats, fish and poultry to improve the nutritional content, texture, strength, shape and volume of the product.  The neutral flavor and color of wheat gluten also enhances the flavor and color of certain foods.  The cohesiveness and elasticity of the gluten enables the dough in wheat and other high protein breads to rise and to support added ingredients, such as whole cracked grains, raisins and fibers.  This allows the baker to make an array of different breads by varying the gluten content of the dough.  Vital wheat gluten is also added to white breads, hot dog buns and hamburger buns to improve the strength and cohesiveness of the product.

Vital wheat gluten in recent years has been considered a commodity, and therefore, competition primarily has been based upon price.

In prior years, vital wheat gluten has sometimes been a principal ingredients product.  However, we generally use it as a base for further processing into our specialty wheat proteins.

OTHER SEGMENT

Historically, we had three reportable segments: a distillery products segment, an ingredient solutions segment and an other segment.  All assets used in the other segment were sold effective February 8, 2013.  Since this date, two reportable segments remain: distillery products and ingredient solutions.

Our other segment consisted of plant-based biopolymers and composite resins, which were produced from the further processing of certain of our wheat proteins and wheat starches (and other plant sources), were used to produce a variety of eco-friendly products. We formerly manufactured plant-based resins for use primarily in pet treat applications.

PATENTS

We are involved in a number of patent-related activities.  We have filed patent applications to protect a range of inventions made in our expanding research and development efforts, including inventions relating to applications for our products.  Our most significant patents or patent licenses are described below.

In 2003, we licensed, on an exclusive basis, certain patented technology from The Kansas State University Research Foundation relating to U. S. Patent No. 5,855,946, which describes and claims processes for making food-grade starches resistant to alpha-amylase digestion, as well as products and uses for the resistant starches.  The license relates to products derived from plant-based starches and is a royalty-bearing, worldwide license with a term that extends until the patent rights expire in 2017, subject to termination for material, uncured breaches or bankruptcy.  Royalties generally are based on net sales.  The patent rights relate to the referenced United States patent and any corresponding foreign patent application, which has been filed in Australia.  Under the license, we can make, have made, use, import, offer for sale, and sell licensed products within the scope of a claim of the patent rights or which are sold for a use within the scope of the patent rights and may, with approval of the licensor, grant similar rights to sublicensees.  We produce and sell our resistant wheat starch under this patent.  We have granted sublicenses from time to time under this patent.  Under one such arrangement, we granted Cargill Incorporated a royalty bearing sublicense to use the patented process in the production of tapioca-based starches for use in food products.  We also have agreements with Cargill Incorporated that would apply if we determined to use the patented process to make starches derived from other plant sources (other than wheat or potato).

RESEARCH AND DEVELOPMENT

During the years ended December 31, 2014 and 2013, we spent $1,622 and $2,472, respectively, on research and development activities. These activities are expensed and are included in Selling, general and administrative expenses on the Consolidated Statements of Operations. Research and development activities were principally in the distillery products segment for 2014 and the ingredient solutions segment for 2013.

SEASONALITY

Our sales are generally not seasonal.  There is a degree of seasonality with respect to our purchase of natural gas as further described under "Energy."

TRANSPORTATION

Historically, our output has been transported to customers by truck and rail, most of which is provided by common carriers. We use third party transportation companies to help us manage truck and rail carriers who deliver inbound materials to us and deliver our products to our North American customers. As of December 31, 2014, we leased 194 rail cars under operating leases.

RAW MATERIALS

Our principal distillery products segment raw materials are corn and other feedstock, which are processed into food grade alcohol and distillery co-products consisting of fuel grade alcohol, distillers feed and corn oil. Our principal ingredients solutions segment raw material is wheat flour, which is processed into starches and proteins.  For the year ending December 31, 2014, we purchased most of our grain requirements from one supplier, Bunge Milling. Our historical practice has been to order corn for a month at a time.  We have contracted our grain supply with Bunge Milling since 2012. Our current grain supply contract with Bunge Milling expires December 31, 2017. This contract permits us to purchase grain for delivery up to 12 months into the future at negotiated prices.  The pricing is based on a formula using several factors.  We expect to order grain anywhere from one to 12 months into the future.  We provide for our flour requirements through a supply contract with Ardent Mills (formerly ConAgra Mills) whose term, as amended, expires in October 2015.  The supply contract is automatically renewable for an additional term of five years unless either party gives at least 180 days written notice of termination. Pricing is based on a formula that contains several factors. A less significant raw material is oak barrels, both new and used, which are required for the aging of bourbon and whiskey. We purchase oak barrels from five suppliers, and some customers supply their own.

The cost of grain has historically been subject to substantial fluctuations, depending upon factors such as crop conditions, weather, disease, plantings, government programs and policies, competition for acquisition of inputs such as agricultural commodities, purchases by foreign governments and changes in demand resulting from population growth and customer preference.  Variations in grain prices have had, from time to time, significant adverse effects on the results of our operations in cases where we cannot recoup the cost increase in our selling prices.  Fuel grade alcohol prices, which historically have tracked the cost of gasoline, do not usually adjust to rising grain costs.  It generally has been difficult for us to compensate for increases in grain costs through adjustments in prices charged for our vital wheat gluten due to subsidized European Union wheat gluten, whose traditionally lower prices are not affected by such costs.  We have taken steps to reduce the impact of cost fluctuations on our business,  primarily by ceasing and/or significantly reducing our production and marketing of lower and negative margin commodity type products such as gluten and fuel grade alcohol, but we will continue to be affected by cost fluctuations to some degree, particularly when they are volatile.

ENERGY

Because energy constitutes a major cost of operations, we seek to assure the availability of fuels at competitive prices.

We use natural gas to operate boilers that we use to make steam heat.  We procure natural gas for our facilities in the open market from various suppliers.  We can purchase contracts for the delivery of natural gas in the future or can purchase future contracts on the exchange.  Depending on existing market conditions, in Atchison we have the ability to transport gas through a gas pipeline owned by a wholly-owned subsidiary.  Historically, prices of natural gas have been higher in the late fall and winter months than during other periods.

We have a risk management program whereby we may purchase at pre-determined prices a portion of our natural gas requirements for future delivery.  However, we typically enter contracts for future delivery only to protect margins on contracted alcohol sales and expected ingredients sales and general usage.

EMPLOYEES

As of December 31, 2014, we had a total of 268 employees.  A collective bargaining agreement, covering 95 employees at the Atchison facility, that was due to expire on August 31, 2014 was renewed until August 31, 2019.  Another collective bargaining agreement covering 48 employees at the Indiana facility expires on December 31, 2017.  As of December 31, 2013, we had a total of 268 employees. We consider our relations with our personnel generally to be good.

REGULATION

We are subject to a broad range of federal, state, local and foreign laws and regulations intended to protect public health and the environment.  Our operations are also subject to regulation by various federal agencies, including the Alcohol and Tobacco Tax Trade Bureau, the Occupational Safety and Health Administration, the Food and Drug Administration and the United States Environmental Protection Agency ("USEPA"), and by various state and local authorities.  Such regulations cover virtually every aspect of our operations, including production facilities, marketing, pricing, labeling, packaging, advertising, water usage, waste water discharge, disposal of hazardous wastes and emissions and other matters.

Our alcohol business is subject to regulation by the Alcohol and Tobacco Tax and Trade Bureau ("TTB") and the alcoholic beverage agencies in the States of Kansas, Illinois and Indiana.  Food products are also subject to regulation by the Food and Drug Administration.  TTB regulation includes periodic TTB audits of all production reports, shipping documents, and licenses to assure that proper records are maintained.  We are also required to file and maintain monthly reports with the TTB of alcohol inventories and shipments. We are currently being audited by the TTB for the period from December 27, 2011 to November 30, 2014. The outcome of this audit is unknown at this time.

We are subject to extensive environmental regulations at the federal, state and local levels.  All of our principal facilities are regulated at the federal level by the USEPA.  The USEPA has adopted regulations requiring the owners of certain facilities to measure and report their greenhouse gas emissions, and has also begun a process to regulate these emissions under the Clean Air Act.  At the state level, we are regulated in Kansas by the Division of Environment of the Kansas Department of Health and Environment ("KDHE") and in Indiana by the Indiana Department of Environmental Management. In Illinois, our joint venture entity, ICP, is regulated by the Illinois Environmental Protection Agency. We are required to obtain operating permits and to submit periodic reports to regulating agencies.

Our current National Pollutant Discharge Elimination System permit is valid through September 30, 2015.  We submitted a draft research study to the KDHE on July 31, 2014 regarding the improvements needed to reduce phosphorus concentrations in the wastewater discharges at the Atchison facility. The final study report is due by May 24, 2015.

In June and July 2014, we exceeded the limit for facility-wide individual hazardous air pollutants. The KDHE issued an order on January 29, 2015 to resolve this issue. All provisions of the order have been completed. We paid a $6 fine to the KDHE and have requested termination of the order.

 INVESTMENT IN EQUITY METHOD INVESTMENTS

Illinois Corn Processing, LLC ("ICP"). On November 20, 2009, we completed a series of related transactions pursuant to which we contributed our Pekin facility and certain maintenance and repair materials to a newly-formed company, ICP, and then sold 50 percent of the membership interest in ICP to ICP Holdings, an affiliate of SEACOR.  ICP reactivated distillery operations at the Pekin facility during the quarter ended March 31, 2010.

On February 1, 2012, ICP Holdings exercised its option and purchased an additional 20 percent from us for $9,103, reducing our ownership from 50 percent to 30 percent.

In connection with these transactions, we entered into various agreements with ICP and ICP Holdings, including a Contribution Agreement, an LLC Interest Purchase Agreement and a Limited Liability Company Agreement. Under the LLC Interest Purchase Agreement, we sold ICP Holdings 50 percent of the membership interest in ICP.  This agreement gave ICP Holdings the option to purchase up to an additional 20 percent of the membership interest in ICP at any time between the second and fifth anniversary based on an agreed to criteria.  As described above, this option was exercised on February 1, 2012.
Pursuant to the Limited Liability Company Agreement, control of day to day operations generally is retained by the members, acting by a majority in interest.  Following ICP Holdings' exercise of its option referred to above, ICP Holdings owns 70 percent of ICP and generally is entitled to control its day to day operations. The Limited Liability Company Agreement also provides for the creation of an advisory board which consists of two advisors appointed by us and four advisors appointed by ICP Holdings.  All actions of the advisory board require majority approval of the entire board, except that any transaction between ICP and ICP Holdings or its affiliates must be approved by the advisors appointed by us. The Limited Liability Company Agreement gives either member certain rights to shut down the facility if it operates at a loss.  Such rights are conditional in certain instances but absolute if EBITDA (as defined in the agreement) losses are an aggregate $1,500 over any three consecutive quarters or if ICP's net working capital is less than $2,500.  ICP Holdings also has the right to shut down the facility if ICP is in default under its loan agreement for failure to pay principal or interest for two months.

ICP’s revolving credit agreement with an affiliate of SEACOR has been amended and restated to extend the maturity to January 1, 2016.  The Company has no further funding requirement to ICP.

D.M. Ingredients GmbH ("DMI").  In 2007, we acquired a 50 percent interest in DMI, a German joint venture company that produces certain of our specialty ingredients products through a toller for distribution in the European Union ("E.U.") and elsewhere.  As of December 31, 2014 our total capital commitment to the joint venture was $750, of which we had contributed $571.

On December 29, 2014, we gave notice to DMI and to our partner in DMI, Crespel and Dieters GmbH & Co. KG ("C&D"), to terminate the joint venture effective June 30, 2015. C&D also provided notice to terminate DMI effective June 30, 2015. Under German law, beginning on June 30, 2015, normal operations for DMI will cease and a one-year winding up process will begin. Any distribution of liquidation proceeds is expected to occur in the third quarter of 2016.

EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s officers as of December 31, 2014 and their ages as of March 12, 2015 are listed below.

Name	Age	Position
Augustus C. Griffin	55	President and Chief Executive Officer
Donald P. Tracy	57	Vice President, Finance and Chief Financial Officer
Randall M. Schrick	64	Vice President, Production and Engineering
David E. Dykstra	51	Vice President, Alcohol Sales and Marketing
Michael R. Buttshaw	52	Vice President, Ingredient Sales and Marketing
David E. Rindom	59	Vice President, Human Resources

Mr. Griffin has served as President and Chief Executive Officer of MGP since July 2014 and as a member of the Board of Directors since August 2014. Immediately prior to joining MGP, Mr. Griffin spent a year as Executive Vice President of Marketing for Next Level Spirits, a northern California-based producer, importer and distributor of premium wine and spirits brands. Between 2011 and 2013, he served as Brand and Business Consultant for Nelson’s Green Brier Distillery, Nashville, Tennessee. Prior to 2011, he served for 24 years with Brown-Forman Corporation in increasingly important brand management and general management leadership roles, where he ultimately became Senior Vice President and Global Managing Director in charge of the company's flagship Jack Daniel’s business in 2008.

Mr. Tracy has held the position of Vice President of Finance and Chief Financial Officer of MGP since November 2009. From December 2013 to July 2014, he also served as Interim Co-Chief Executive Officer. From 2006 until joining MGP, Mr. Tracy served as Chief Financial Officer at Emery Oleochemicals, a global chemical manufacturer, and was based in Cincinnati. He previously served as Chief Financial Officer at Briggs Industries at the company’s United States headquarters in Charleston, South Carolina. Before that, Mr. Tracy spent four years with Tenaris Corp., a global producer of steel pipe, as Director of Financial Projects and subsequently as Chief Financial Officer of Tenaris North America. His previous experience included 10 years with the Procter & Gamble Company.

Mr. Schrick has served as Vice President of Production and Engineering since September 2014. Prior to this role, he was Vice President of Engineering from June 2009 to September 2014. Mr. Schrick additionally held the role of Interim Co-Chief Executive Officer from December 2013 to July 2014. He served as President of the Company’s joint venture operation in Pekin, Illinois, ICP, from November 2009 to December 2011. Previously, Mr. Schrick was Corporate Director of Distillery Products Manufacturing from June 2008 to June 2009 and was Vice President, Manufacturing and Engineering from July 2002 to June 2008. Mr. Schrick joined MGP in 1973 and served in various increasingly important production positions, including Vice President - Operations from 1992 until July 2002. He was a Director of the Company from 1987 to 2008.

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

Mr. Buttshaw has served as Vice President of Ingredients Sales and Marketing at MGP since December 2014. He previously spent four years as Vice President of Sales for the ingredient group at Southeastern Mills, Inc., Rome, Georgia. Just prior to that, Mr. Buttshaw was Vice President of Sales and Marketing for Penford Food Ingredients, Centennial, Colorado. This followed two years as Vice President of Sales and Business Development-specialty enzymes for DSM Food Specialties, Parsippany, New Jersey. From 1985 to 2008, Mr. Buttshaw was employed with Hormel Foods Corporation, Austin, Minnesota.

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

ITEM 1A.  RISK FACTORS

Our business is subject to certain risks and uncertainties.  The following identifies those which we consider to be most important:

RISKS THAT AFFECT OUR BUSINESS AS A WHOLE

An interruption of operations at either our Atchison facility, our Indiana facility, at the ICP facility, or a disruption of transportation services could negatively affect our business.

The bulk of our ingredient solutions production takes place at our facility in Atchison, while food grade alcohol is produced at both our Atchison and Indiana facilities. An interruption in or loss of operations at either of our facilities could reduce or postpone production of our products, which could have a material adverse effect on our business, results of operations and/or financial condition. To the extent that our value-added products rely on unique or proprietary processes or techniques, replacing lost production by purchasing from outside suppliers becomes more difficult.

We hold a substantial amount of inventory of aged whiskeys and bourbons at our Indiana facility. If there were a catastrophic event at our Indiana facility, our business could be adversely affected. The loss of a significant amount of aged inventory - through fire, natural disaster, or otherwise - could result in a significant reduction in supply of the affected product or products and could result in customer claims against us.

We source industrial alcohol products from ICP. We participate in ICP's operating results through our equity investment in ICP. An interruption in or loss of operations at ICP’s Pekin, Illinois facility could have a material adverse effect on our business, results of operations and/or financial condition.

A disruption in transportation services could result in difficulties supplying materials to our facilities and impact our ability to deliver products to our customers in a timely manner.

Our profitability is affected by the costs of energy, grain, and flour that we use in our business, the availability and cost of which are subject to weather and other factors beyond our control.  We may not be able to recoup in our selling prices changes in the prices of commodities and natural gas.

Grain and flour costs are a significant portion of our costs of goods sold. Historically, the cost of such raw materials has been subject to substantial fluctuation, depending upon a number of factors which affect commodity prices in general and over which we have no control.  These include crop conditions, weather, disease, plantings, government programs and policies, competition for acquisition of inputs such as agricultural commodities, purchases by foreign governments, and changes in demand resulting from population growth and customer preferences.  The price of natural gas also fluctuates based on anticipated changes in supply and demand, weather and the prices of alternative fuels.  Fluctuations in the price of commodities and natural gas can be sudden and volatile at times and have had, from time to time, significant adverse effects on the results of our operations. Higher energy costs could result in higher transportation costs and other operating costs.

We have eliminated futures and options contracts because we can purchase corn for delivery up to 12 months into the future under our grain supply agreements.  We intend to contract for the future delivery of flour only to protect margins on expected ingredients sales.  On the portion of volume not hedged, Management will attempt to recover higher commodity costs through higher sales prices, but market considerations may not always permit this.  Even where prices can be adjusted, there would likely be a lag between when we experience higher commodity or natural gas costs and when we might be able to increase prices.  To the extent we are unable to timely pass increases in the cost of raw materials to our customers under sales contracts, market fluctuations in the cost of grain, natural gas and ethanol may have a material adverse effect on our results of operations and financial condition.

We source our grain and wheat flour from a limited number of suppliers.

We have a signed supply agreements with Bunge Milling for our grain supply (primarily corn) and Ardent Mills (formerly ConAgra Mills) for our wheat flour.  If either of these companies encounters an operational or financial issue, or otherwise can not meet our supply demands, it could lead to an interruption in supply to us and/or higher prices than those we have negotiated or than are available in the market at the time.

There may be risks with the effectiveness or execution of our new five-year strategic plan.

If our business strategy is unsuccessful, or if we otherwise fail to develop or implement effective strategies, our growth, stock price, or financial results could suffer. More broadly, consumers may shift away from spirits (particularly brown spirits) or high fiber, high protein, or non-GMO products. Many of these risks are beyond our control. Failure to effectively execute or implement our strategic plan could have a material adverse effect on our results of operations, cash flows and financial condition.

Any business interruptions and the timing of the associated insurance recovery, if any, may cause volatility in our operating results.

In January 2014, we experienced a fire at our Indiana facility. In December 2014, we negotiated a final settlement with our insurance carrier to close this claim. As part of the settlement, MGP agreed to assume the risk of any future downtime of the repaired equipment until the permanent replacement is installed, which is expected by the end of 2015. The cost of the replacement is likely to exceed the cost of settlement funds received from the insurance carrier. Because the potential exists for business interruption until completion of permanent repairs, and because the installation is complex, we may experience volatility in our future operating results.

During October 2014, we experienced a fire at our Atchison facility.  We are currently working with our insurance carrier to determine the coverage for equipment repairs and business interruption losses. Because the timing and amount of the business interruption and the insurance recovery may differ, we may experience volatility in our future operating results.

ICP, like many others in the ethanol industry, has recently experienced high levels of profitability, resulting in a disproportionate share to our improvements in net income for the year ended December 31, 2014, and these levels may not be sustained. Because of ICP's recent strong financial performance, ICP was able to distribute cash to us, but this may not recur.

Our proportionate share of the profits of ICP has recently had a significant positive impact on our net income. The significant earnings improvement from 2013 to 2014 was due to much improved margins in the production of chemical intermediates and high quality alcohol. The improved margins were driven primarily by a low current supply and strong demand for these products and for fuel grade alcohol, which affects their pricing. We currently expect that ICP's recent levels of profitability may not be sustained and, as a consequence that ICP's contributions to our future net income may be reduced.

On December 4, 2014, we received a $4,835 distribution from ICP. This is the first distribution we have received from ICP, and there is no assurance such distributions will be received in the future.

If ICP incurs losses, it could result in closure of its Pekin facility. ICP’s access to capital may limit needed financing.  Either of these events could result in reduced sales and impairment losses in the future for us.

ICP's Limited Liability Company Agreement grants the right to either member to elect to shut down the Pekin facility if ICP operates at an EBITDA loss of $500 in any quarter, subject to the right of the other member to override that election. If the Objecting Member overrides the election, then EBITDA loss and EBITDA profit for each subsequent quarter are allocated 80 percent to the Objecting Member and 20 percent to the Electing Member until the end of the applicable quarter in which the Electing Member withdraws its Shutdown Election and thereafter allocations revert to the general 70 percent/30 percent split (subject to a catch-up allocation of 80 percent of EBITDA profits to the Objecting Member until it equals the amount of EBITDA loss allocated to such member on an 80 percent/20 percent basis).

Either we or ICP Holdings has the absolute right to cause the shutdown of the Pekin facility if ICP losses aggregate $1,500 over any three consecutive quarters or if ICP’s net working capital is less than $2,500.

ICP experienced an EBITDA loss in excess of $500 for the quarter ended March 31, 2013, which was one factor that prompted the Company to provide notice to shut down the facility on April 18, 2013 (withdrawn on March 31, 2014), but ICP experienced positive EBITDA for the remainder of 2013 and has sustained this performance in 2014. There can be no assurance that ICP will continue to experience positive EBITDA. While ICP had a significant amount of cash on hand in late 2014 and a line of credit with SEACOR through January 1, 2016, its ability to secure financing could limit its operations in the future.

The Company has a minority interest in ICP, and that could limit our ability to influence ICP's operations and profitability.

We have a minority interest in ICP of 30 percent, and have only two representatives on the six-member Advisory Board of ICP.  Our minority ownership position and limited advisory role mean that our ability to influence operating decisions and affect profitability of the joint venture is limited.   We do not control ICP's operations, strategies, or financial decisions. The majority equity owner may have economic, business or legal interests that are inconsistent with our goals or the goals we would set for ICP. We are dependent on the management of ICP and the other members of the Advisory Board to operate the joint venture profitably and take our interests into account. We must rely on others to implement beneficial management strategies, including appropriate risk management, internal controls over financial reporting, and compliance monitoring. The ICP Limited Liability Company Agreement generally allocates the profits, losses and distributions of cash of ICP based on our percentage membership interest in ICP which is derived from our capital contributions to ICP relative to the total contributions to ICP from all members. Our proportionate share of the earnings and losses are reflected in our financial statements. Any cash distributions from ICP (other than certain mandatory distributions for tax liabilities) must be approved by the Advisory Board, which we do not control.

Our ability to supply our basic industrial alcohol business is highly dependent on sourcing the product from ICP or unaffiliated third parties.

Pursuant to a Marketing Agreement between us and ICP, ICP manufactured and supplied high quality products, including industrial alcohol, for us and we purchased, marketed and sold such products for a marketing fee until January 1, 2013, when the Marketing Agreement expired.

     Our Atchison and Lawrenceburg facilities are constrained in their ability to produce additional volumes of industrial alcohol. For 2014 and the foreseeable future, we expect that ICP or other third party sources will be important sources of product for us. While we plan to continue to source product from ICP in 2015, ICP is under no obligation to sell us these products. If we are unsuccessful in sourcing product from ICP or other sources, our ability to supply our basic industrial alcohol business at current levels will be limited.

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

The markets for products in which we participate are very competitive. Our principal competitors in these markets have substantial financial, marketing and other resources, and several are much larger enterprises than us.

We are dependent on being able to generate net sales and other operating income in excess of cost of products sold in order to obtain margins, profits and cash flows to meet or exceed its targeted financial performance measures.  Competition is based on such factors as product innovation, product characteristics, product quality, pricing, color and name.  Pricing of our products is partly dependent upon industry processing capacity, which is impacted by competitor actions to bring on-line idled capacity or to build new production capacity.  If market conditions make our specialty ingredients too expensive for use in consumer goods, our revenues could be affected.  If our large competitors were to decrease their pricing, we could choose to do the same, which could adversely affect our margins and profitability.  If we did not do the same, our revenues could be adversely affected due to the potential loss of sales or market share. Our revenue growth could also be adversely affected if we are not successful in developing new ingredients products for our customers or through new product introductions by our competitors.  In addition, more stringent new customer demands may require us to make internal investments to achieve or sustain competitive advantage and meet customer expectations.

Our unionized workforce could cause interruptions in the Company’s operations.

As of December 31, 2014, approximately 143 of our 268 employees were members of a union.  Although our relations with our two unions are stable and our labor contracts do not expire until December 2017 and August 2019, there is no assurance that we will not experience work disruptions or stoppages in the future, which could have a material adverse effect on our business and results of operations and adversely affect our relationships with our customers.

If we were to lose any of our key management personnel, we may not be able to fully implement our business strategies.

We rely on the continued services of key personnel involved in management, finance, product development, sales, manufacturing and distribution, and, in particular, upon the efforts and abilities of our executive management team.  The loss of service of any of our key personnel could have a material adverse effect on our business, financial condition and results of operations.

If we cannot attract and retain key management personnel, or if our search for qualified personnel is prolonged, our operating results could be adversely affected. In addition, it could be difficult, time consuming and expensive to replace any key management member or other critical personnel, and no guarantee exists that we will be able to recruit suitable replacements or assimilate new key management personnel into our organization.

Covenants and other provisions in our credit facility could hinder our ability to operate.  Our failure to comply with covenants in our credit facility could result in the acceleration of the debt extended under such facility, limit our liquidity, and trigger other rights.

Our credit agreement contains a number of financial and other covenants, including provisions that require us, in certain circumstances, to meet certain financial tests.  These covenants may limit or restrict our ability to:

•	incur additional indebtedness;

•	pay cash dividends or make distributions;

•	dispose of assets;

•	create liens on our assets;

•	pledge the fixed and real property assets; or

•	merge or consolidate.

These covenants could hinder our ability to operate and could reduce our profitability.  For all periods in which the Excess Availability (which is the total availability for loans, less the Company’s and its subsidiaries’ trade payables aged in excess of historical levels and book overdrafts) is less than $10,000, the Borrowers are required to have a Fixed Charge Coverage Ratio ("FCCR"), as defined in Note 4: Corporate Borrowings and Capital Lease Obligations, measured on a month end trailing basis, of at least 1.10:1.00 as of each month-end using a trailing twelve-month measure. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financial Covenants.

In addition, our credit agreement permits the lender to modify borrowing base and advance rates, the effect of which may limit the amount of loans that we may have outstanding at any given time.  The lender may also terminate or accelerate our obligations under the credit agreement upon the occurrence of various events in addition to payment defaults and other breaches, including such matters as a change of control of the Company, defaults under other material contracts with third parties, and ERISA violations.  Any modification to reduce our borrowing base or termination of our credit agreement would negatively impact our overall liquidity and may require us to take other actions to preserve any remaining liquidity.  Although we anticipate that we will be able to meet the covenants in our credit agreement, there can be no assurance that we will do so, as there are a number of external factors that affect our operations, such as commodity prices, over which we have little or no control.    If we default on any of our covenants, and if such default is not cured or waived, our lenders could, among other remedies, terminate its commitment to lend and/or accelerate any outstanding debt and declare that such debt is immediately due and payable.  If our lenders were to terminate our credit, or materially change our borrowing base, we may not have sufficient funds available for us to operate.  If our lenders were to accelerate our debt, we might be unable to repay such debt immediately and might not be able to borrow sufficient funds to refinance.  Even if new financing were available, it may not be on terms that are acceptable to us.  Acceleration could result in foreclosure on assets that we have pledged to our lenders.  Further, certain of our other secured debt instruments contain cross default provisions, such that an event of default under our credit agreement with our lenders may result in an event of default under these other debt instruments.  If our lenders were to terminate our credit or accelerate our debt, or if our lenders were to materially change our borrowing base, we might not have sufficient funds to operate.

We are subject to extensive regulation and taxation, and compliance with existing or future laws and regulations, including those relating to greenhouse gases and climate change, may require us to incur substantial expenditures or require us to make product recalls.

We are subject to a broad range of federal, state, local and foreign laws and regulations relating to the protection of the public health and the environment. Our operations are also subject to regulation by various federal agencies, including TTB, the Occupational Safety and Health Administration, the Food and Drug Administration, and the USEPA, and by various state and local authorities. Such regulations cover virtually every aspect of our operations, including production facilities, marketing, pricing, labeling, packaging, advertising, water usage, waste water discharge, disposal of hazardous wastes and emissions and other matters. Violations of any of these laws and regulations may result in administrative, civil or criminal fines or penalties being levied against us, including temporary or prolonged cessation of production, revocation or modification of permits, performance of environmental investigatory or remedial activities, voluntary or involuntary product recalls, or a cease and desist order against operations that are not in compliance. These laws and regulations may change in the future and we may incur material costs in our efforts to comply with current or future laws and regulations or to effect any product recalls. These matters may have a material adverse effect on our business and financial results.

Our Atchison and joint venture facilities currently produce fuel grade alcohol as a by-product and emit carbon dioxide into the atmosphere as a by-product of the fermentation process. In 2007, the United States Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the USEPA to regulate carbon dioxide in vehicle emissions. On February 3, 2010, the USEPA released its final regulations on the Renewable Fuel Standard program ("RFS2"). We believe these final regulations grandfather both facilities at their current operating capacity for fuel grade alcohol, but facility expansion would need to meet a 20 percent threshold reduction in greenhouse gas emissions from a 2005 baseline measurement to produce fuel grade alcohol eligible for the RFS2 mandate. Additionally, legislation is pending in Congress on a comprehensive carbon dioxide regulatory scheme, such as a carbon tax or cap-and-trade system. We may be required to install carbon dioxide mitigation equipment or take other steps unknown to us at this time in order to comply with other future laws or regulations. Compliance with future laws or regulations relating to emission of carbon dioxide could be costly and may require additional capital, which may not be available, preventing us and our joint venture from operating our facilities as originally designed, which may have a material adverse impact on our respective operations, cash flows and financial position.

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

Our business may be impacted by the weak United States and global economic conditions, which are increasingly volatile.  General business and economic conditions that could affect us include short-term and long-term interest rates, unemployment, inflation, fluctuations in debt markets and the strength of the United States economy and the local economies in which we operate.  While currently these conditions have not impaired our ability to access credit markets and finance our operations and acquisitions, there can be no assurance that there will not be a further deterioration in the financial markets.

There could be a number of other effects from these economic developments on our business, including reduced consumer demand for products; insolvency of our customers, resulting in increased provisions for credit losses; decreased customer demand, including order delays or cancellations and counterparty failures negatively impacting our results of operations, business and financial results.

A failure of one or more of our key information technology systems, networks, processes, associated sites, or service providers could have a material adverse impact on our business.

We rely on information technology (IT) systems, networks, and services, including internet sites, data hosting and processing facilities and tools, hardware (including laptops and mobile devices), software and technical applications and platforms, some of which are managed and hosted by third-party vendors to assist us in the management of our business. The various uses of these IT systems, networks, and services include, but are not limited to: hosting our internal network and communication systems; enterprise resource planning; processing transactions; summarizing and reporting results of operations; business plans, and financial information; complying with regulatory, legal, or tax requirements; providing data security; and handling other processes necessary to manage our business. Although the Company has an offsite back-up system and disaster recovery plan, any failure of our information systems could adversely impact the Company’s ability to operate.  Routine maintenance or development of new information systems may result in systems failures, which may adversely affect our business, results of operations and financial results.

Increased IT security threats and more sophisticated cyber crime pose a potential risk to the security of our IT systems, networks, and services, as well as the confidentiality, availability, and integrity of our data. This can lead to outside parties having access to privileged data or strategic information of the Company, its employees or customers.  Any breach of our data security systems or failure of our information systems may have a material adverse impact on our business operations and financial results.   If the IT systems, networks, or service providers we rely upon fail to function properly, or if we suffer a loss or disclosure of business or other sensitive information, due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our disaster recovery plans do not effectively address these failures on a timely basis, we may suffer interruptions in our ability to manage operations and reputational, competitive, or business harm, which may adversely affect our business operations or financial condition. In addition, such events could result in unauthorized disclosure of material confidential information, and we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us or to our partners, our employees, customers,  and suppliers. In any of these events, we could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and IT systems.
Damage to our reputation, or that of any of our key customers or their brands, could affect our stock price and business performance.
The success of our products depends upon the positive image that consumers have of the third party brands that consume our products.  Contamination, whether arising accidentally or through deliberate third-party action, or other events that harm the integrity or consumer support for our products and could affect the demand for our products. Unfavorable media, whether accurate or not, related to our industry or to us or our products, or to the brands that consume our products, marketing, personnel, operations, business performance or prospects could negatively affect our corporate reputation, stock price, ability to attract high-quality talent or the performance of our business. Adverse publicity or negative commentary on social media outlets could cause consumers to react rapidly by avoiding our brands or choosing brands offered by our competitors, which could materially negatively affect our financial results, business and financial condition.

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

New oak barrels are available from only a few sources and the industry is currently experiencing a shortage of oak barrels compared to the rapidly increasing demand for products aged in these barrels. The shortage could limit our ability to fulfill our existing customer arrangements and our ability to lay out stock for our own use in future years. The effect of our inability to stock for our own use could also limit future growth and results of operations.

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

Decisions concerning the quantity of maturing stock of our aged distillate could affect our future profitability.

There is an inherent risk in determining the quantity of maturing stock of aged distillate to lay down in a given year for future sales. This could lead to an inability to supply future demand or lead to a future surplus of inventory and consequent write-down in the value of maturing stocks of aged distillate.  As a result, profitability of the distillery products segment could be affected.

Water scarcity or quality could negatively impact our production costs and capacity.

Water is the main ingredient in substantially all of our distillery products. It is also a limited resource, facing unprecedented challenges from climate change, increasing pollution, and poor management. As demand for water continues to increase, water becomes more scarce and the quality of available water deteriorates, we may be affected by increasing production costs or capacity constraints, which could adversely affect our results of operations, business and financial results.

We may be subject to litigation directed at the beverage alcohol industry and other litigation.

Companies in the beverage alcohol industry are, from time to time, exposed to class action or other litigation relating to alcohol advertising, product liability, alcohol abuse problems or health consequences from the misuse of alcohol. Such litigation may result in damages, penalties or fines as well as damage to our reputation, which could have a material adverse effect on our cash flows, financial condition and financial results.

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

Anti-alcohol groups have, in the past, advocated successfully for more stringent labeling requirements, higher taxes and other regulations designed to discourage alcohol consumption.  More restrictive regulations, negative publicity regarding alcohol consumption and/or changes in consumer perceptions of the relative healthfulness or safety of beverage alcohol could decrease sales and consumption of alcohol and thus the demand for our products.  This could, in turn, significantly decrease both our revenues and our revenue growth and have a material adverse effect on our results of operations, business and financial results.

RISKS SPECIFIC TO OUR INGREDIENT SOLUTIONS SEGMENT

Our focus on higher margin specialty ingredients may make us more reliant on fewer, more profitable customer relationships.

Our business strategy for our ingredient solutions segment includes focusing our efforts on the sale of specialty proteins and starches to targeted domestic consumer packaged goods customers.  Our major focus is directed at food ingredients, which are primarily used in foods that are developed to address consumers’ desire for healthier and more convenient products; these consist of dietary fiber, wheat protein isolates and concentrates and textured wheat proteins.  The bulk of our applications technology and research and development efforts are dedicated to providing customers with specialty ingredient solutions that deliver nutritional benefits, as well as desired functional and sensory qualities to their products.  Our business and financial results could be materially adversely affected if our customers were to determine to reduce their new product development ("NPD") activities or cease using our unique dietary fibers, starches and proteins in their NPD efforts. In addition, our sales growth opportunities could be at risk in these areas if consumers abandon or significantly limit their interest in healthier foods, limit their interest in convenience foods and/or adopt a widespread aversion to foods containing wheat gluten.

Adverse public opinion about any of our specialty ingredients could reduce demand for our products.
Consumer preferences with respect to our specialty ingredients might change. In fact, in recent years, we have noticed shifting consumer preferences with respect to gluten and increased media attention directed at gluten intolerance. Shifting consumer preferences could decrease demand for our specialty ingredients. This could, in turn, significantly decrease our revenues and revenue growth, which could have a material adverse affect on our cash flows, financial condition and financial results.
New products competing with our Fibersym® resistant starch could lead to decreasing margins and lower profitability.
Our patent rights to Fibersym® will expire in 2017. We are already facing competition with our Fibersym® resistant starch. This competition could lead to diminished returns and lower our margins. Over the next two to three years, we could face increased costs from intellectual property defense. Each of these events could result in significant costs and could have a material adverse effect on our business, cash flows and financial results.
We may experience a supply disruption of certain textured wheat proteins.
On December 29, 2014 we gave notice to our 50 percent-owned joint venture subsidiary, DMI, and our business partner in DMI, C&D, to terminate the joint venture effective June 30, 2015. C&D also provided notice to us to terminate DMI on June 30, 2015. Pursuant to German law, commencing on June 30, 2015, normal operations for DMI will cease and a one-year winding up process will begin. DMI’s primary operation is the production and tolling of the Trutex®/Wheatex® series of textured wheat proteins made from vital wheat gluten and DMI has been the sole source of our supply of Trutex®/Wheatex® for the past two years. The ability to find another source to supply the product will be critical to our continued ability to market Trutex®/Wheatex®. We are in the early stages of finding alternative sources for production for our Trutex®/Wheatex® product within the United States. Any difficulties we have in finding these alternative sources, qualifying one or more as a supplier, and successfully starting up production may result in shortages of product to meet customer demand, which could impact our operating results, cash flows and financial results.
RISKS RELATED TO OUR COMMON STOCK

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

The majority of the outstanding shares of our Preferred Stock is beneficially owned by one individual, who is effectively in control of the election of five of our nine directors under the limited rights of the common stockholders under our Articles of Incorporation.

The trading volume in our common stock fluctuates depending on market conditions. The sale of a substantial number of shares in the public market could depress the price of our stock and make it difficult for stockholders to sell their shares.

Our common stock is listed on the NASDAQ Stock Market.  Our public float at December 31, 2014 (including non-vested restricted stock awards held by non-affiliates) was approximately 11,645,491 shares, as approximately 6,307,968 shares are held by affiliates.  Over the year ended December 31, 2014, our daily trading volume as reported to us by NASDAQ has fluctuated from 700 to 391,400 shares (excluding block trades).  When trading volumes are relatively light, significant price changes can occur even when a relatively small number of shares are being traded and an investor’s ability to quickly sell quantities of stock may be affected.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We own or lease the following principal production, warehouse and office facilities:

Location	Purpose	Owned or Leased	Area (in sq. ft.)	Tract Area (in acres)
Atchison, Kansas	Grain processing, distillery, warehousing, and research and quality control laboratories (Distillery Products and Ingredient Solutions)	Owned	494,640	26

	Principal executive office building (Corporate)	Leased	18,000	1

	Technical Innovation Center (Ingredient Solutions and Distillery Products)	Leased	19,600	1

Lawrenceburg and Greendale, Indiana	Distillery, warehousing, tank farm and quality control facilities	Owned	1,458,143	43

Lenexa, Kansas	Administrative office space	Leased	3,222	1

Our joint venture subsidiary, ICP, of which we own 30 percent, owns the following facility:

Pekin, Illinois	Distillery, warehousing and quality control laboratories (Distillery Products)	Owned	462,926	49

The foregoing facilities are generally in good operating condition, and are generally suitable for the business activity conducted therein.  We operated both our Atchison and Indiana facilities at or near full capacity during much of 2014, with the exception of two disruptions due to fires as further described in "Item 7. Management's Discussion and Analysis - 2014 Activities and Recent Initiatives." We have existing manufacturing capacity to grow our ingredient solutions business at our Atchison facility if the market for our ingredient solutions products improves.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

TRADING MARKET

Our Common Stock is traded on the NASDAQ Global Select Market.  Our trading symbol is MGPI.

HISTORICAL STOCK PRICES AND DIVIDENDS

The table below reflects the high and low closing prices of our Common Stock and dividends per share for each quarter of the years ended December 31, 2014 and 2013:

	Sales Price		Dividend Per Share
	High	Low
2014
First Quarter	$6.75	$5.16	$0.05
Second Quarter	8.05	5.16	—
Third Quarter	13.64	7.20	—
Fourth Quarter	17.04	11.16	—
			$0.05
2013
First Quarter	$5.62	$3.26	$0.05
Second Quarter	5.96	4.24	—
Third Quarter	6.18	4.77	—
Fourth Quarter	5.32	4.60	—
			$0.05

Our Credit Agreement with Wells Fargo Bank, allows for the payment of cash dividends provided we maintain excess availability of $9,625 and a Fixed Charge Coverage Ratio for the most recently completed twelve months of at least 1.20:1.00.

On February 27, 2015, the Board of Directors declared a dividend payable to stockholders of record as of March 26, 2015, of the Company's common stock, no par value ("Common Stock") and a dividend equivalent payable to holders of restricted stock units ("RSUs") as of March 26, 2015, of $0.06 per share and per unit.  The dividend payment and dividend equivalent payment will be paid on April 21, 2015.

We expect to continue our policy of paying periodic cash dividends, although there is no assurance as to the declaration or amount of any future dividends because they are dependent on future earnings, capital requirements, and debt service obligations.

RECORD HOLDERS

At March 2, 2015, there were approximately 621 holders of record of our Common Stock.

TRADING VOLUMES

According to reports received from NASDAQ, the average daily trading volume of our Common Stock (excluding block trades) ranged from 700 to 391,400 shares during the year ended December 31, 2014.

PURCHASES OF EQUITY SECURITIES BY ISSUER

We did not sell equity securities during the quarter ended December 31, 2014.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 through October 31, 2014	—				—	$—
November 1, 2014 through November 30, 2014	4,734	(a)	$14.88	(a)	—
December 1, 2014 through December 31, 2014	4,240	(b)	$13.51	(b)	—
Total	8,974				—

(a)	Aggregate number of shares repurchased to satisfy withholding tax obligations under restricted stock that vested during the month.

(b)	Aggregate number of shares repurchased as part of net exercises of stock options during November 2014.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands except per-share amounts)

GENERAL

We produce certain distillery products and ingredients and historically we had three reportable segments: a distillery products segment, an ingredient solutions segment, and an other segment.  All assets used in the other segment were sold effective February 8, 2013.  Since this date, two reportable segments remain: distillery products and ingredient solutions. Substantially all of our sales are made directly or through distributors to manufacturers and processors of finished goods.  Sales to our customers purchasing food grade alcohol are made primarily on a spot, monthly or quarterly basis, with some annual contracts, depending on the customer’s needs and market conditions.  Customers who purchase whiskey or bourbon may also enter into separate warehouse service agreements with us, allowing the product to age.  We have certain multi-year contracts to supply distilled products as well as certain contracts to provide barreling warehousing services, which typically are multi-year contracts.  Sales of fuel grade alcohol are made on the spot market.  Contracts with distributors may be for multi-year terms with periodic review of pricing.  Contracts with ingredients customers are generally price and term agreements which are fixed for three- or six-month periods, with very few agreements of twelve months duration or more.

Our business is focused on the production, sales and marketing of value-added ingredients and distillery products.  Given the available capacity at our Indiana facility, we produce certain volumes of bourbon and whiskey that is in addition to current customer demand.  This product is barreled and included in our inventory.  Our goal is to maintain inventory levels for whiskey and bourbon sufficient to satisfy anticipated future purchase orders in the wholesale market.

Our principal raw materials are corn and flour.  Corn is processed into alcohol and animal feed and flour is processed into all of our products, except whiskey and bourbon.  The cost of raw materials is subject to substantial fluctuations depending upon a number of factors which affect commodity prices in general, including crop conditions, weather, disease, plantings, government programs and policies, competition for acquisition of inputs such as agricultural commodities, purchases by foreign governments and changes in demand resulting from population growth and customer preferences.  Corn prices have fluctuated significantly over the past several years. We expect corn pricing to remain volatile due to a number of factors impacting global demand and supply of this commodity. These fluctuating prices create challenges since our customers are interested in stable prices for the distillery products they purchase from us.

We have separate grain supply contracts for our Atchison and Indiana facilities that permit us to purchase corn for delivery up to twelve months into the future at negotiated prices.  The pricing is based on a formula with several factors.  We expect to order corn anywhere from one to 12 months into the future.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing consolidated financial statements, management must make estimates and judgments that affect the carrying values of our assets and liabilities as well as recognition of revenue and expenses.  Management’s estimates and judgments are based on our historical experience and management’s knowledge and understanding of current facts and circumstances.  The policies discussed below are considered by management to be critical to an understanding of our consolidated financial statements.  The application of certain of these policies places significant demands on management’s judgment, with financial reporting results relying on estimations about the effects of matters that are inherently uncertain.  For all of these policies, management cautions that future events rarely develop as forecast and estimates routinely require adjustment and may require material adjustment.

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

Recognition of Insurance Recoveries. Estimated loss contingencies are recognized as charges to income when they are probable and reasonably estimable.  Insurance recoveries are not recognized until all contingencies related to the insurance claim have been resolved and settlement has been reached with the insurer.  Insurance recoveries, to the extent of costs and losses, are reported as a reduction to Cost of sales on the Consolidated Statement of Operations. Insurance recoveries, in excess of costs and losses, if any, are included in Insurance recoveries on the Consolidated Statement of Operations. For a detail of the activity and related accounting treatment, see Note 17: Property and Business Interruption Insurance Claims and Recoveries.

Inventory.  Inventory includes finished goods, raw materials in the form of agricultural commodities used in the production process, and certain maintenance and repair items.  Whiskey is typically aged in barrels for several years, following industry practice; we classify all barreled whiskey as a current asset. We include insurance, and other carrying charges applicable to barreled whiskey in inventory costs.

Inventories are stated at the lower of cost or market on the first-in, first-out ("FIFO") method.  Inventory valuations are impacted by constantly changing prices paid for key materials, primarily corn. We assess the valuation of our inventories and reduce the carrying value of those inventories that are obsolete or in excess of our forecasted usage to their estimated net realizable value. We estimate the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, future demand, and market requirements. Reductions to the carrying value of inventories are recorded in cost of product sold. If the future demand for the our products is less favorable than the our forecasts, then the value of the inventories may be required to be reduced, which could result in material additional expense to the Company and have a material adverse impact on our consolidated financial statements.

Impairment of Assets.

Impairment of Investments

We review our investments in equity method investments for impairment whenever events or changes in business circumstances indicate that the carrying amount of the investments may not be fully recoverable. Evidence of a loss in value that is other than temporary include, but are not limited to, the absence of an ability to recover the carrying amount of the investment, the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment, or, where applicable, estimated sales proceeds which are insufficient to recover the carrying amount of the investment. If the fair value of the investment is determined to be less than the carrying value and the decline in value is considered to be other than temporary, an appropriate write-down is recorded based on the excess of the carrying value over the best estimate of fair value of the investment.  Considerable judgment is used in these measurements, and a change in the assumptions could result in a different determination of impairment loss and/or the amount of any impairment. No other than temporary impairments were recorded during the years ended December 31, 2014 and 2013 for the Company's equity method investments.

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

No events or conditions occurred during the years ended December 31, 2014 and 2013 that required us to record an impairment.

Income Taxes. We account for deferred income tax assets and liabilities resulting from the effects of transactions reported in different periods for financial reporting and income tax under the liability method of accounting for income taxes. This method gives consideration to the future tax consequences of the deferred income tax items and immediately recognizes changes in income tax laws upon enactment as well as applied income tax rates when facts and circumstances warrant such changes. We establish a valuation allowance to reduce deferred tax assets when it is more likely than not that a deferred tax asset may not be realized. Accounting for uncertainty in income tax positions requires management judgment and the use of estimates in determining whether the impact of a tax position is "more likely than not" of being sustained on audit by the relevant taxing authority. We consider many factors when evaluating and estimating its tax positions, which may require periodic adjustment and which may not accurately anticipate actual outcomes.

Income tax expense for the year ended December 31, 2014 was primarily related to our operating results for the year ended December 31, 2014 and a partial release of valuation allowance during the year. We recorded income tax expense of $2,265 for the year ended December 31, 2014. We reduced our valuation allowance by $7,618, which partially offset the income tax expense for the year ended December 31, 2014. We evaluated the potential realization of our deferred income tax assets, considering both positive and negative evidence, including cumulative income or loss for the past three years and forecasted taxable income. As a result of this evaluation, we concluded that a significant portion of the valuation allowance on our net deferred income tax assets as of December 31, 2014 was no longer required. We continue to retain a valuation allowance of $3,829 as of December 31, 2014 associated with certain capital loss carryovers, state net operating loss carryovers and state income tax credit carryovers. We will continue to assess the need for a valuation allowance in future periods. See Note 5: Income Taxes of Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for additional information.

2014 ACTIVITIES AND RECENT INITIATIVES

Business Interruption

During January 2014, we experienced a fire at our Indiana facility.  The fire damaged certain equipment in the feed dryer house and caused a temporary loss of production in late January. The fire did not impact our own or customer-owned warehoused inventory. The Indiana facility was at pre-fire production levels by the end of February 2014. We wrote off $160 of damaged assets, which is included in Insurance recoveries on the Consolidated Statement of Operations for the year ended December 31, 2014, and incurred $447 of out-of-pocket expenses related to interruption of business, which are included as a reduction to Cost of sales on the Consolidated Statement of Operations for the year ended December 31, 2014.
In December 2014, we negotiated a settlement with our insurance carrier to close this claim. The claim capped our insurance recoveries at $9,375, all of which was received during the year ended December 31, 2014. As part of the settlement, we assume the risk of all future business interruption until permanent repairs are completed. Permanent repairs are expected to be completed by the end of 2015. Replacement cost of permanent repairs is likely to exceed the cost of funds received from the insurance carrier. The replacement of equipment may result in additional disruption to our business for which we bear the risk.
During October 2014, we experienced a fire at our Atchison facility.  Certain equipment in the facility's feed drying operations was damaged, but repairable, and we experienced a seven-day temporary loss of production. We incurred $170 of out-of-pocket expenses to repair this equipment, which are treated as interruption of business and are included as a reduction to Cost of sales on the Consolidated Statement of Operations for the year ended December 31, 2014. We are currently working with our insurance carrier to determine the coverage for equipment damage and business interruption losses.

Because the timing and amount of the business interruption and the insurance recovery may differ, we may experience volatility in our future operating results.

ICP Activities

Our proportionate share of the profits of ICP had a significant positive impact on our 2014 financial results, contributing $10,098 to our net income for the year ended December 31, 2014. The significant earnings improvement from 2013 to 2014 was due to much improved margins in the production of chemical intermediates and high quality alcohol. The improved margins were driven primarily by a low current supply and strong demand for these products and for fuel grade alcohol, which affects their pricing. We currently expect that ICP's recent levels of profitability may not be sustained, and as a consequence, that ICP's contributions to our future net income may be reduced.

On December 3, 2014, the ICP advisory board recommended payment of a cash distribution to its members. We received our portion of the distribution, $4,835, on December 4, 2014. This is the first distribution we have received from ICP, and there is no assurance such distributions will be received in the future.

Valuation Allowance for Deferred Tax Assets

We had a net deferred tax asset of $11,275 as of December 31, 2013 that was reduced by a valuation allowance. During the year ended December 31, 2014, we evaluated the potential realization of our deferred income tax assets. Our analysis was significantly influenced by the fact that we reached three years of cumulative positive earnings in the year ended December 31, 2014. We believe it is appropriate to rely upon expected reversals of taxable temporary differences as well as projections of future taxable income in assessing the realization of our net deferred tax assets. In consideration of all evidence available (both positive and negative), we determined that it is more likely than not that we will realize a substantial portion of our net deferred tax assets. Therefore, we reduced our valuation allowance by $7,618 in the year ended December 31, 2014. We continue to retain a valuation allowance of $3,829 as of December 31, 2014 associated with certain capital loss carryovers, state net operating loss carryovers and state income tax credit carryovers.

Change to Post-Employment Benefit Plan

We made a change to the plan to eliminate retiree insurance benefit eligibility effective April 16, 2014 for certain union employees. The effect of this plan change was a negative plan amendment of $919 and a $52 curtailment gain. The negative plan amendment will be recognized into income over average remaining years to full eligibility.  The accounting for the curtailment resulted in immediate recognition of unamortized prior service cost of $52 in the second quarter of 2014.

Filing Status with the Securities and Exchange Commission ("SEC")

At June 30, 2014, we determined that we no longer qualify for smaller reporting company SEC filing status and will transition to accelerated filing status for the period ended March 31, 2015, per Item 10(f) of Regulation S-K. Also as a result of our change in filing status from smaller reporting company to accelerated, we no longer qualify for our exemption from compliance with Section 404(b) of the Sarbanes-Oxley Act at December 31, 2014.

New Officers

Effective July 28, 2014, Augustus "Gus" C. Griffin became our new President and Chief Executive Officer. Upon the appointment of Mr. Griffin as President and Chief Executive Officer of the Company, Don Tracy and Randall M. Schrick resigned from their positions as Interim Co-Chief Executive Officers effective July 28, 2014. Following their resignations as Interim Co-Chief Executive Officers, Mr. Tracy continues to serve as Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer), and Mr. Schrick serves as Vice President, Production and Engineering.

On December 1, 2014, Michael R. Buttshaw became our Vice President of Ingredients Sales and Marketing.

New Employment Agreement

On July 24, 2014, we entered into an employment agreement (the "Employment Agreement") with our President and Chief Executive Officer, Augustus Griffin.  Pursuant to his Employment Agreement, Mr. Griffin receives an initial base salary of $375 per year, subject to upward adjustment.  Mr. Griffin received a signing bonus of 12,000 RSUs with a three-year cliff vesting term, as well as a guaranteed award under the 2014 Short-Term Incentive Plan (the "STI Plan") to be prorated from Mr. Griffin's actual date of employment. Mr. Griffin's threshold STI Plan award is 80 percent of target ($220) if Company performance measures are equivalent to not less than 80 percent of target, subject to proration as described above. The maximum STI Plan award that Mr. Griffin may earn is 120 percent of the target award ($330), subject to proration as described above. For 2014, Mr. Griffin will not receive less than the pro-rata targeted award amount of $275, regardless of the Company's performance.

The Employment Agreement provides that in the event Mr. Griffin's employment with the Company is terminated, he will be entitled to: (1) all previously earned and accrued but unpaid base salary up to the date of termination,  (2) accrued and unused vacation pay, and (3) any annual bonus earned with respect to a fiscal year ending prior to the date of termination but unpaid as of that date, payable at the same time in the year of termination as payment would be made if he continued to be employed by the Company. Unless Mr. Griffin's employment is terminated for "Cause" as defined in the Employment Agreement or he terminates his employment, he will also be entitled, subject to satisfaction of certain conditions,  to (1) a severance payment equal to his then-current annual base salary, and (2) any performance bonus related to the year in which the termination occurs calculated based on actual performance through the end of the applicable performance period and prorated for the number of days of his employment in the year in which the termination occurs, payable in a single lump sum at the same time as payment would be made if he continued to be employed by the Company.

Amendment to Credit Agreement

On August 5, 2014, we entered into Amendment No. 2 to the Credit Agreement (the "Second Amendment") by and among Wells Fargo Bank, N.A. as administrative agent and sole lender and MGP Ingredients, Inc., MGPI Processing, Inc., MGPI Pipeline, Inc. and MGPI of Indiana, LLC.  The Second Amendment amended and restated the definition of the term "Fixed Asset Sub-Line" and added Thunderbird Real Estate Holdings, LLC ("Thunderbird"), a wholly-owned subsidiary of MGPI Processing, Inc. which is a wholly-owned subsidiary of the Company, to the Credit Agreement as a Loan Party, as defined in the Credit Agreement.
On February 27, 2015, we entered into a five year, $80,000 revolving loan pursuant to a Second Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as Administrative Agent (see Note 18: Subsequent Events for additional details).

Pending Termination of Pension Benefit Plans

We took steps during 2014 to terminate the pension plans for employees covered under collective bargaining agreements. Our projected additional funding cost to terminate the plans is approximately $716, which will be recognized immediately in the period that the pension benefit plan distribution is fully executed, expected to be during 2015.

Termination of DMI Joint Venture

On December 29, 2014, we gave notice to DMI and to our partner in DMI, C&D, to terminate the joint venture effective June 30, 2015. C&D also provided notice to terminate DMI effective June 30, 2015. Under German law, commencing on June 30, 2015, normal operations for DMI will cease and a one-year winding up process will begin. DMI has been the sole source of our supply of Trutex®/Wheatex® for the past 2 years. The ability to find another source to supply the product will be critical to our continued ability to market Trutex®/Wheatex®. We are in the early stages of finding alternative sources for production for our Trutex®/Wheatex® product within the United States.

YEAR ENDED DECEMBER 31, 2014 COMPARED TO DECEMBER 31, 2013

CONSOLIDATED RESULTS

Consolidated earnings for the year ended December 31, 2014 improved by $28,604 compared to a year ago, with net income of $23,675 on consolidated net sales of $313,403 versus a net loss of $4,929 on consolidated net sales of $323,264 for the year ended December 31, 2013. The table below details the significant year-versus-year increases and decreases in net income/loss:

$ (thousands)
Net loss for the year ended December 31, 2013	$(4,929)
Improved by:
Change in operating profits from distillery products segment	16,714
Improved earnings from equity method investments	10,341
Savings from reduced selling general and administrative expenses	6,101

Reduced by:
Change in operating profits from ingredients solutions segment	(564)
Impact of income taxes	(2,979)
Change in discontinued operations	(878)
Other	(131)
Net income for the year ended December 31, 2014	$23,675

In our distillery products segment, the significant year-versus-year increase in earnings was primarily due to improved volumes in the distillery segment, and a continuing shift in mix toward premium spirits. Total alcohol volume increased 18.5 percent for the year ended December 31, 2014 compared to a year ago, while total food grade alcohol net sales increased as a percentage of total distillery products segment sales to 81.2 percent for the year ended December 31, 2014 from 79.0 percent for the year ended December 31, 2013. Our earnings in the distillery products segment were positively impacted by the insurance recovery activities related to two separate fires, which resulted in a net favorable impact of $8,598 (see Note 17: Property and Business Interruption Insurance Claims and Recoveries). The result of this transaction was a positive impact to our 2014 earnings; however because the potential exists for additional business interruption until the completion of repairs in 2015, we may experience a negative impact to our future operating results.

Our equity method investment earnings increased to $10,137 (net of our change in accounting estimate of $1,882) for the year ended December 31, 2014 from a net loss of $204 in the prior year. The significant year-versus-year increase in equity method investment earnings was from ICP, which experienced much improved margins. The improved margins were driven primarily by a low current supply and strong demand for their products and for fuel grade alcohol, which affects their pricing. ICP experienced a 34 percent growth in the volume of alcohol sales compared to a year ago (see Note 3: Equity Method Investments). There can be no assurance that ICP's strong financial results will continue in the future.

In 2014, reduced levels of selling, general and administrative costs resulted in a year-versus-year cost decrease of $6,101. This decrease was primarily due to year-versus-year expense decreases related to the proxy contest and severance costs.

In our ingredients solutions segment, the year-versus-year decrease in earnings was primarily due to a 3.6 percent decrease in net sales combined with a 4.8 percent decrease in average selling prices.

In 2013, our earnings included a $878 gain (net of tax) recognized on the sale of our bioplastics manufacturing business.

In the year ended December 31, 2014, we evaluated the potential realization of our deferred income tax assets, considering both positive and negative evidence, including cumulative income or loss for the past three years and forecasted taxable income. We determined that it is more likely than not a substantial portion of our net deferred tax assets will be realized. As a result, we partially reduced our valuation allowance arising from expected realization of net deferred tax assets in future years. Our total income tax expense recorded for the year ended December 31, 2014, including the effect of the valuation allowance release, was $2,265, as compared to an income tax benefit of $714 for the year ended December 31, 2013 (see Note 5: Income Taxes).

NET SALES

Net sales for the year ended December 31, 2014 decreased $9,861, or 3.1 percent, compared to the year ended December 31, 2013. Net sales in the distillery products segment as a whole decreased primarily as a result of lower average selling price, as well as decreased volume and pricing of distillers feed and related co-products, year-versus-year. The average selling prices of total high quality food grade alcohol and distillers feed and related co-products were impacted by declines in commodity pricing, primarily corn, as discussed further under "--Cost of Sales" below. Net sales in the ingredient solutions segment as a whole decreased primarily due to declines in volume of wheat proteins, as well as a decrease related to the impact in overall segment average selling price. The average selling price in the ingredients solutions segment was impacted by declines in commodity costing, primarily flour, as discussed further under "--Cost of Sales" below. Net sales in the other segment fell to zero for the year ended December 31, 2014 due to the sale of the bioplastics manufacturing business on February 8, 2013.

COST OF SALES

For the year ended December 31, 2014, cost of sales decreased $17,053, or 5.6 percent, compared to the year ended December 31, 2014.  For the year ended December 31, 2014, cost of sales was 90.9 percent of net sales, which generated a gross profit margin of 9.1 percent. For the year ended December 31, 2013, cost of sales was 93.4 percent of net sales, which generated a gross profit margin of 6.6 percent.

For the year ended December 31, 2014, our lower overall costs were primarily the result of lower costs for corn and flour partially offset by an increase in the cost of natural gas. We saw decreases in the per-bushel cost of corn and the per-pound cost of flour, which averaged 33.5 percent and 11.3 percent lower, respectively, compared to the year ended December 31, 2013. On the other hand, the per-million cubic foot cost of natural gas increased by 8.5 percent compared to the year ended December 31, 2013.

INSURANCE RECOVERIES

During January 2014, we experienced a fire at our Indiana facility.  The fire damaged certain equipment in the feed dryer house and caused a temporary loss of production in late January. The fire did not impact our own or customer-owned warehoused inventory. The Indiana facility was at pre-fire production levels by the end of February 2014. We received $8,450 of insurance recovery proceeds during the year ended December 31, 2014 related to the fire at our Indiana facility, which, after the $160 property write-off, resulted in $8,290 of net Insurance recoveries.

In December 2014, we negotiated a settlement with our insurance carrier to close this claim. As part of this settlement, we assume the risk of all future business interruption until permanent repairs can be made. For a detail of the activity and related accounting treatment, see Note 17: Property and Business Interruption Insurance Claims and Recoveries.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the year ended December 31, 2014 decreased by $6,101, or 23.3 percent, compared to the year ended December 31, 2013. This decrease was primarily due to year-versus-year decreases of $4,894 and $1,303 related to the proxy contest and severance costs, respectively.

INTEREST EXPENSE

Interest expense for the year ended December 31, 2014 decreased $302, compared to the year ended December 31, 2013. This decrease was primarily the result of a lower average daily loan balance combined with average lower interest rates on our Credit Agreement compared to a year ago.

EQUITY METHOD INVESTMENT EARNINGS (LOSS)

ICP

ICP's Limited Liability Company Agreement generally allocates profits, losses and distributions of cash of ICP based on the percentage of a member's capital contributions to ICP relative to total capital contributions of all members to ICP, of which we have 30 percent and our joint venture partner, ICP Holdings, has 70 percent. That agreement grants the right to either member to elect to shut down the Pekin facility if ICP operates at an EBITDA loss of greater than or equal to $500 in any quarter, subject to the right of the other member to override that election. If the Objecting Member overrides the election, then EBITDA loss and EBITDA profit for each subsequent quarter are allocated 80 percent to the Objecting Member and 20 percent to the Electing Member until the end of the applicable quarter in which the Electing Member withdraws its Shutdown Election and thereafter allocation revert to a 70 percent/30 percent split (subject to a catch-up allocation of 80 percent of EBITDA profits to the Objection Member until it equals the amount of EBITDA loss allocated to such member on an 80 percent/20 percent basis). ICP experienced an EBITDA loss of $500 for the quarter ended March 31, 2013, which was one factor that prompted us to deliver notice of our Shutdown Election on April 18, 2013. However, we withdrew our Shutdown Election on March 31, 2014 (thereby causing the allocation of profits and losses to revert to 30 percent to us and 70 percent to ICP Holdings as of April 1, 2014) based partially on the strong financial results ICP generated during the period ended March 31, 2014.

As of June 30, 2014 and during the year ended December 31, 2014, we measured our cumulative equity in the undistributed earnings of ICP using an 80 percent/20 percent allocation for the Shutdown Election period (April 1, 2013 through March 31, 2014) and a 70 percent/30 percent allocation thereafter. The cumulative effect of this change in estimate resulted in a decrease in equity method investment earnings of ICP of $1,882 for the year ended December 31, 2014; a decrease in the earnings per share of $0.10 per share for the year ended December 31, 2014; and a decrease in the related equity method investment in ICP at December 31, 2014, of $1,882.

For the year ended December 31, 2014, ICP reported total net income of $39,935.  Our portion of the earnings for the year ended December 31, 2014 was $10,098 net of the change in estimate. For the year ended December 31, 2013, ICP recorded a loss of $837 and our portion of the loss was $251. The significant year-versus-year increase in earnings was due to higher volume and much improved margins in the production of chemical intermediates, fuel grade alcohol, and high quality food grade alcohol, partially offset by our change in accounting estimate which reduced our equity method investment earnings by $1,882. The improved margins were driven primarily by a low current supply and strong demand for these products and for fuel grade alcohol, which affects their pricing.

Our proportionate share of the ICP earnings has had a significant positive impact on our net income for the year ended December 31, 2014. There can be no assurance that such results will continue in future periods. We presently expect that ICP's recent levels of profitability may not be sustained, and as a consequence that ICP's contributions to our earnings may be reduced in future periods.

On July 23, 2014 ICP's alcohol production was interrupted resulting in inconsequential damage to equipment. Production was restarted on a limited basis on August 1, 2014, and ICP was back to normal production rates on or about August 14, 2014. ICP anticipates finalizing the business interruption and property insurance claims in 2015. Insurance recoveries will be recognized when all contingencies to the insurance claims have been resolved and settlement has been reached with the insurer. Because the timing and amount of ICP's business interruption and the insurance recovery may differ, we may experience volatility in Equity Method Investment Earnings (Loss) in our future periods.

On December 3, 2014, the ICP advisory board recommended payment of a cash distribution to its members. We received our portion of the distribution, $4,835, on December 4, 2014. This is the first distribution we have received from ICP, and there can be no assurance such distributions will be received in the future.

DMI

For the year ended December 31, 2014 and 2013, DMI had net income of $67 and $94, respectively.  As a 50 percent joint venture holder, our equity in earnings was $39 and $47 for the years ended December 31, 2014 and 2013, respectively.

On December 29, 2014, we gave notice to DMI and to our partner in DMI, C&D, to terminate the joint venture effective June 30, 2015. Under German law, commencing on June 30, 2015, normal operations for DMI will cease and a one-year winding up process will begin. DMI has been the sole source of our supply of Trutex®/Wheatex® for the past 2 years.
DISCONTINUED OPERATIONS, NET OF TAX

On February 8, 2013, we sold the assets at our bioplastics manufacturing facility in Onaga, Kansas and certain assets of our extruder bio-resin laboratory located in Atchison, Kansas.  The sales price totaled $2,797 and resulted in a net of tax gain of $878 that was recognized as discontinued operations in the year ended December 31, 2014.

INCOME TAX EXPENSE/(BENEFIT)

Income tax expense for the year ended December 31, 2014 was primarily related to our operating results for the year ended December 31, 2014 and a partial release of valuation allowance during the year. We recorded income tax expense of $2,265 for the year ended December 31, 2014. We reduced our valuation allowance by $7,618, which partially offset the income tax expense for the year ended December 31, 2014. We evaluated the potential realization of our deferred income tax assets, considering both positive and negative evidence, including cumulative income or loss for the past three years and forecasted taxable income. As a result of this evaluation, we concluded that a significant portion of the valuation allowance on our net deferred income tax assets as of December 31, 2014 was no longer required. We continue to retain a valuation allowance of $3,829 as of December 31, 2014 associated with certain capital loss carryovers, state net operating loss carryovers and state income tax credit carryovers. We will continue to assess the need for a valuation allowance in future periods. See Note 5: Income Taxes of Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for additional information.

NET INCOME/(LOSS)

As the result of the factors outlined above, we generated net income of $23,675 for the year ended December 31, 2014, compared to a net loss of $4,929 for the year ended December 31, 2013.

NON-GAAP FINANCIAL MEASURES

We measure our performance using key financial metrics that include values calculated under generally accepted accounting principles ("GAAP"), including operating income (loss) and net income (loss). We also assess our performance using other key financial metrics that are not recognized under GAAP, such as earnings (loss) per share on net income (loss) attributable to all shareholders.

We do not purport these performance measures to be alternatives to net income (loss) as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.  Additionally, they are not intended to be a measure of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements.

Further, we believe it is important to adjust our key financial measures from time-to-time for certain discretionary items as determined by management. When we make those adjustments, we label the resulting value as "adjusted," and refer readers to the appropriate reconciliations below.

We believe that the presentation of GAAP financial measures alone would not provide our shareholders and potential investors with the ability to appropriately analyze our ongoing operational results, and therefore expected future results; we believe that our use of non-GAAP financial measures provides shareholders and potential investors with the same key financial performance indicators that are utilized by management to assess our operating results, evaluate the business and make operational decisions on a prospective, going-forward basis. Because not all companies use identical calculations, this presentation may not be comparable to other similarly-titled measures used by other companies.

RECONCILIATION OF KEY FINANCIAL METRICS FOR DISCRETIONARY ITEMS

The following table sets forth a reconciliation of certain GAAP items, operating income (loss) and net income (loss), as well as a non-GAAP item, earnings (loss) per share on net income (loss) attributable to all shareholders, to their values as "adjusted" for certain discretionary items determined by management for years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Operating income (loss)	$16,619	$(5,199)
Insurance recoveries	(8,290)	—
Proxy-related expenses	—	5,465
Adjusted operating income (loss)	$8,329	$266

Net income (loss)(a)	$23,675	$(4,929)
Insurance recoveries, net of tax	(4,915)	—
Proxy-related expenses, net of tax	—	4,864
Change in valuation allowance	(1,319)	—
Adjusted net income (loss)	$17,441	$(65)

Earnings (loss) per share on net income (loss) attributable to all shareholders(b)	$1.37	$(0.29)
Insurance recoveries, net of tax	(0.28)	—
Proxy-related expenses, net of tax	—	0.28
Change in valuation allowance	(0.08)	—
Adjusted earnings (loss) per share on net income (loss) attributable to all shareholders	$1.01	$(0.01)

(a)	Net income (loss) attributable to all shareholders (see Note 6: Equity and Earnings Per Share for additional details).

(b)
Earnings (loss) per share on net income (loss) prior to the allocation for participating securities of 278,900 and 569,296 nonvested restricted stock for the years ended December 31, 2014 and 2013, and 413,288 and 371,502 RSUs for the years ended December 31, 2014 and 2013, respectively. Participating securities do not receive an allocation in periods when a loss is experienced (see Note 6: Equity and Earnings Per Share for additional details).

SEGMENT RESULTS

The following is a summary of revenues and pre-tax income (loss) allocated to each reportable operating segment for the years ended December 31, 2014 and 2013. See Note 11: Operating Segments set forth in Item 8. Financial Statements and Supplementary Data for additional information regarding our operating segments.

	Year Ended December 31,
	2014	2013
Distillery Products
Net Sales	$256,561	$264,098
Income from continuing operations before income taxes	28,701	11,987

Ingredient Solutions
Net Sales	56,842	58,967
Income from continuing operations before income taxes	3,939	4,503

Other(a)
Net Sales	—	199
Loss from continuing operations before income taxes	—	(90)

(a)	Assets from this segment were sold February 8, 2013 as further described in Note 11: Operating Segments.

The following table is a reconciliation between income (loss) from continuing operations before income taxes by segment and net income (loss). Non-direct selling, general and administrative expense, interest expense, earnings from equity method investments and other general miscellaneous expenses are classified as corporate.

	Year Ended December 31,
Income (loss) from continuing operations before income taxes	2014	2013
Distillery products	$28,701	$11,987
Ingredient solutions	3,939	4,503
Other(a)	—	(90)
Corporate	(6,700)	(22,921)
Total income (loss) from continuing operations before income taxes	25,940	(6,521)
Income tax expense (benefit)	2,265	(714)
Net income (loss) from continuing operations	23,675	(5,807)
Discontinued operations, net of tax	—	878
Net income (loss)	$23,675	$(4,929)

(a)	Assets from this segment were sold February 8, 2013 as further described in Note 11: Operating Segments.

DISTILLERY PRODUCTS

The following table shows selected financial information for our distillery products segment for the years ended December 31, 2014 and 2013.

	PRODUCT GROUP NET SALES
	Year Ended December 31,		Year-versus-Year Net Sales Change Increase/ (Decrease)		Year-versus-Year Volume Change
	2014	2013	$ Change	% Change	% Change
	Amount	Amount
Food grade alcohol	$208,375	$208,695	$(320)	(0.2)%	15.3%
Distillers feed and related co-products	30,361	43,513	(13,152)	(30.2)	(5.0)
Fuel grade alcohol	12,987	8,026	4,961	61.8	65.1
Warehouse revenue	4,838	3,864	974	25.2	n/a
Total distillery products	$256,561	$264,098	$(7,537)	(2.9)%	n/a

	Other Financial Information
	Year Ended December 31,		Year-versus-Year Increase/Decrease
	2014	2013	Change	% Change

Gross profit	$22,332	$14,309	$8,023	56.1%
Gross margin %	8.7%	5.4%	3.3%	61.1%
Income from continuing operations before taxes	$28,701	$11,987	$16,714	139.4%
Return on sales	11.2%	4.5%	6.7%	148.9%

Total distillery products net sales for the year ended December 31, 2014 decreased $7,537, or 2.9 percent.  Food grade alcohol net sales decreased $320 year-versus-year, primarily due to a 15.3 percent increase in volume offset by a 13.4 percent decrease in average pricing. Distillers feed and related co-products net sales decreased $13,152 year-versus-year primarily due to lower average selling prices of 26.6 percent combined with a 5.0 decrease in volume. Fuel grade alcohol net sales increased $4,961 year-versus-year primarily due to a 65.1 increase in volume partially offset by a 2.0 percent decrease in average pricing. The 65.1 percent increase in fuel grade alcohol volume for the year ended December 31, 2014 compared to a year ago was primarily due to the temporary opportunistic production and sale of fuel grade alcohol when related margins were high in 2014, and a production mix of more premium grade alcohol, which generates more fuel grade alcohol as a by-product. Warehouse revenue increased $974 year-versus-year due to increased barrel warehouse storage fees.
Gross profit increased year-versus-year by $8,023, or 56.1 percent. The per-bushel cost of corn decreased 33.5 percent compared to a year ago. Compared to the decrease in the cost of corn, our average selling price declines were relatively small, which was a leading factor in the increases in our gross margin percentage and our return on distillery sales. Partially offsetting these improvements to our margins was the impact of the October 2014 fire at our Atchison distillery, which caused a seven-day shutdown and higher production costs. Gross margin for the year ended December 31, 2014 was 8.7 percent compared to 5.4 for the year ended December 31, 2013; return of sales was 11.2 percent for the year ended December 31, 2014 compared to 4.5 percent for the year ended December 31, 2013. Also contributing to the year-versus-year increase in return on sales was the positive earnings impact from our insurance recovery activities, which resulted in a net favorable impact of $8,598 for the year ended December 31, 2014 (see Note 17: Property and Business Interruption Insurance Claims and Recoveries).

INGREDIENT SOLUTIONS
The following table shows selected financial information for our ingredient solutions segment for the years ended December 31, 2014 and 2013.

	PRODUCT GROUP NET SALES
	Year Ended December 31,		Year-versus-Year Net Sales Change Increase/ (Decrease)		Year-versus-Year Volume Change
	2014	2013	$ Change	% Change	% Change
	Amount	Amount
Specialty wheat starches	$28,217	$27,820	$397	1.4%	7.6%
Specialty wheat proteins	18,618	20,086	(1,468)	(7.3)	(8.9)
Commodity wheat starch	7,884	8,509	(625)	(7.3)	(3.2)
Vital wheat gluten (commodity wheat proteins)	2,123	2,552	(429)	(16.8)	(10.6)
Total ingredient solutions	$56,842	$58,967	$(2,125)	(3.6)%	1.2%

	Other Financial Information
	Year Ended December 31,		Year-versus-year Increase/Decrease
	2014	2013	Change	% Change

Gross profit	$6,099	$6,986	$(887)	(12.7)%
Gross margin %	10.7%	11.8%	(1.1)%	(9.3)%
Income from continuing operations before taxes	$3,939	$4,503	$(564)	(12.5)%
Return on sales	6.9%	7.6%	(0.7)%	(9.2)%

Total ingredient solutions net sales for the year ended December 31, 2014 decreased by $2,125, or 3.6 percent, compared to the year ended December 31, 2013. Net sales of specialty wheat starches increased $397 year-versus-year, primarily due to a 7.6 percent increase in volume partially offset by a 5.7 percent decrease in average selling prices. Net sales of specialty wheat proteins decreased $1,468 year-versus-year primarily due to a 8.9 percent decrease in volume partially offset by a 1.7 percent increase in average selling prices. Commodity wheat starch net sales decreased $625 year-versus-year due to declines in average selling prices and volume of 4.3 percent and 3.2 percent, respectively. Commodity wheat protein net sales decreased $429 year-versus-year primarily due to declines in volume and average selling prices of 10.6 percent and 6.9 percent, respectively. Our focus remains on the production and commercialization of specialty ingredients, which is reflected in the year-versus-year increase in our specialty product net sales as a percentage of total segment net sales of 1.2 percentage points, to 82.4 percent for the year ended December 31, 2014 from 81.2 percent for the year ended December 31, 2013.
Gross profit decreased year-versus-year by $887, or 12.7 percent. Gross margin for the year ended December 31, 2014 was 10.7 percent compared to 11.8 for the year ended December 31, 2013. Compared to the year-versus-year 4.8 percent decrease in average selling prices, our overall product costs experienced a smaller overall percentage decrease. The cost of natural gas and certain production costs increased compared to a year ago, which was partially offset by an 11.3 decrease in the per-pound cost of flour. In October of 2014, the Atchison distillery experienced a fire that also shut down production of ingredient solutions products for seven days, resulting in higher production costs. The per-million cubic foot cost of natural gas averaged 8.5 percent higher for the year ended December 31, 2014 compared to the year ended December 31, 2013. These factors led to a decrease in return on sales from 7.6 percent for the year ended December 31, 2013 to 6.9 percent for the year ended December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Our principal uses of cash in the ordinary course of business are for the cost of raw materials and energy used in our production processes, salaries, and capital expenditures.   Generally, during periods when commodities prices are rising, our operations require increased use of cash to support inventory levels.  Our principal sources of cash are product sales and borrowing on our revolving credit facility. At December 31, 2014 and 2013, our cash balance was $5,641 and $2,857, respectively, and we have used our revolving credit facility for liquidity purposes, with $42,744 remaining for additional borrowings at December 31, 2014. Historically, we also have used cash for acquisitions and received cash from investment or asset dispositions and tax refunds.

On December 3, 2014, the ICP advisory board recommended payment of a cash distribution to its members. We received our portion of the distribution, $4,835, on December 4, 2014. This is the first distribution we have received from ICP, and there is no assurance such distributions will be received in the future.

On February 27, 2015, the Board of Directors declared a dividend payable to stockholders of record as of March 26, 2015, of the Company's Common Stock and a dividend equivalent payable to holders of RSUs as of March 26, 2015, of $0.06 per share and per unit.  The dividend payment and dividend equivalent payment will be paid on April 21, 2015.

On February 28, 2014, the Board of Directors declared a dividend payable to stockholders of record as of March 17, 2014, of the Company's Common Stock and a dividend equivalent payable to holders of RSUs as of March 17, 2014, of $0.05 per share and per unit.  The total payment of $907, comprised of dividend payments of $884 and dividend equivalent payments of $23, was paid on April 9, 2014.

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

We expect approximately $13,000 in capital expenditures over the twelve month period ending December 31, 2015 related to other improvements in and replacements of existing facilities, equipment and information technology. As of December 31, 2014, we had contracts to acquire approximately $584 of capital assets. The cost to repair or replace dryers damaged in the January 2014 fire at the Indiana facility will be in addition to this number, which is estimated to be $9,600, including the estimated cost of installation. In January 2015, we made a purchase commitment of $5,439 to replace the dryers damaged at the Indiana facility. In December 2014, we negotiated a settlement with our insurance carrier to close this claim. For the year ended December 31, 2014, we received insurance recoveries of $925 related to business interruption and $8,450 of insurance recoveries related to property damage. The permanent repairs are expected to be completed by the end of 2015. Replacement cost of new dryers is likely to exceed the cost of funds received from the insurance carrier.

As previously discussed, we had significant professional fees and severance costs related to the proxy contest accrued at December 31, 2013, of which we made cash disbursements of $2,506 in 2014.

We expect our sources of cash to be adequate to provide for budgeted capital expenditures and anticipated operating requirements.

The following table is presented as a summary of our liquidity and financial condition as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Cash and cash equivalents	$5,641	$2,857
Working capital	51,497	37,736
Amounts available under lines of credit	42,744	23,920
Credit facility, notes payable and long-term debt	10,283	23,168
Stockholders’ equity	104,365	81,603

Certain components of our liquidity and financial results were as follows:

	Year Ended December 31,
	2014	2013
Depreciation and amortization	12,325	12,009
Capital expenditures	(6,953)	(6,208)
Proceeds from insurance recoveries	9,375	—
Distribution received from equity method investee	4,835	—
Cash flows from operations	15,812	17,300

CASH FLOW INFORMATION

Summary cash flow information follows for:

	Year Ended December 31,
	2014	2013
Cash flows provided by (used in):
Operating activities	$15,812	$17,300
Investing activities	1,502	(3,411)
Financing activities	(14,530)	(11,032)
Increase in cash and cash equivalents	2,784	2,857
Cash and cash equivalents at beginning of year	2,857	—
Cash and cash equivalents at end of year	$5,641	$2,857

Operating Cash Flows.  Summary operating cash flow information for the years ended December 31, 2014 and 2013, is as follows:

	Year Ended December 31,
	2014	2013
Net income (loss)	$23,675	$(4,929)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,325	12,009
Gain on sale of bioplastics manufacturing business	—	(1,453)
Gain on property insurance recoveries	(8,290)	—
Loss on sale of assets	38	47
Share based compensation	1,393	932
Equity method investment (earnings) loss	(10,137)	204
Distribution received from equity method investee	4,835	—
Deferred income taxes, including change in valuation allowance	1,570	(152)
Changes in operating assets and liabilities:
Restricted cash	—	12
Receivables, net	(4,851)	7,511
Inventory	476	1,542
Prepaid expenses	(331)	(129)
Refundable income taxes	78	(224)
Accounts payable	(5,928)	2,571
Accounts payable to affiliate, net	2,129	(2,804)
Accrued expenses	(373)	3,264
Deferred credits	174	(208)
Accrued retirement health and life insurance benefits, pension obligations, and other noncurrent liabilities	(699)	(876)
Other	(272)	(17)
Net cash provided by operating activities	$15,812	$17,300
Cash flow from operations decreased $1,488 to $15,812 for the year ended December 31, 2014, from $17,300 for the year ended December 31, 2013. This decrease in operating cash flow was primarily the result of net cash outflows related to changes in our receivables, inventory, accounts payable, and accrued expenses partially offset by the impact of increased net cash outflow related to net income, after giving effect to adjustments to reconcile net income (loss) to net cash provided by operating activities, along with the change in our accounts payable to affiliate activities.

The following items resulted in decreases to our operating cash flows:

•
Receivables increased $4,851 for the year ended December 31, 2014 compared to a decrease of $7,511 for the year ended December 31, 2013. The resulting change was primarily due to increased sales for products to customers with longer payment terms, contributing to an increase of days sales outstanding of seven, and the timing of cash receipts;

•
Inventory decreased $476 for the year ended December 31, 2014 compared to a decrease of $1,542 for the year ended December 31, 2013, with the resulting change primarily due to lower raw material input costs, resulting in lower finished inventory input costs, and decreased volume of ingredient solutions inventories;

•
Accounts payable decreased $5,928 for the year ended December 31, 2014 compared to an increase of $2,571 for the year ended December 31, 2013. The resulting change was primarily due to the 2014 settlement of 2013 accrued expenses related to the proxy contest and the timing of cash disbursements at year end; and

•
Accrued expenses decreased $373 for the year ended December 31, 2014 compared to an increase of $3,264 for the year ended December 31, 2013. The decrease in accrued liabilities was primarily due to the 2014 settlement of accrued severance pay.

The above factors which served to decrease operating cash flows, were partially offset by the following:

•
Net income increased, after giving effect to adjustments to reconcile net income (loss) to net cash provided by operating activities (depreciation and amortization, gains and losses, release of valuation allowance, share-based compensation and equity method investment earnings, net of distributions), by $18,751 from $6,658 for the year ended December 31, 2013 to $25,409 for the year ended December 31, 2014; and

•
Accounts payable to affiliate, net increased $2,129 for the year ended December 31, 2014 compared to a net decrease of $2,804 for the year ended December 31, 2013, with the resulting change primarily due to timing of payments as well as increased purchases from ICP compared to the same period a year ago.

Investing Cash Flows.  Net investing cash flow for the year ended December 31, 2014 was $1,502 compared to $(3,411) for the year ended December 31, 2013.  During the year ended December 31, 2014, we made capital investments of $6,953 and received proceeds of $8,450 related to property insurance recoveries related to the January 2014 fire at the Indiana facility. During the year ended December 31, 2013, we received proceeds of $2,797 from the sale of our bioplastics manufacturing business and we made capital investments of $6,208.

Financing Cash Flows.  Net financing cash flow for the year ended December 31, 2014 was $(14,530) compared to $(11,032) for the year ended December 31, 2013, for a net decrease in financing cash flow of $(3,498). During the year ended December 31, 2014, we had net payments of $(11,330) to our Credit Agreement compared to net payments of $(7,893) for the year ended December 31, 2013.  Our payments on long-term debt totaled $1,555 and $1,683 for the years ended December 31, 2014 and 2013, respectively. We purchased shares of stock from terminated employees during the years ended December 31, 2014 and 2013, in the amount of the withholding taxes on the partial vesting of their restricted stock at termination. These stock purchases added 92,465 shares, or $672, to our treasury stock for the year ended December 31, 2014 and 94,605 shares, or $540, to our treasury stock for the year ended December 31, 2013. We made dividend and dividend equivalent payments of $907 and $916 for the years ended December 31, 2014 and 2013, respectively, to our holders of Common Stock, Restricted Stock, and RSUs.

CAPITAL EXPENDITURES

For the year ended December 31, 2014, we made $7,527 of capital investments, of which $6,953 was a use of cash and $574 remained payable at December 31, 2014.  The capital investments related primarily to facility improvements and upgrades.

For the year ended December 31, 2013, we made $7,883 of capital investments, of which $6,208 was a use of cash and $1,675 remained payable at December 31, 2013.  The capital investments related primarily to facility improvements and upgrades.

CREDIT AGREEMENT AND FINANCIAL COVENANTS

Credit Agreement.  This discussion should be read in light of the Second Amended and Restated Credit Agreement disclosure in Note 18: Subsequent Events.

On November 2, 2012, we entered into an Amended and Restated Credit Agreement, and ancillary documents with Wells Fargo (the "Credit Agreement").  The Credit Agreement amends our Former Credit Agreement with the lender in all material respects. Reference is made to Note 4: Corporate Borrowings and Capital Lease Obligations and above for information on our Credit Agreement. On February 12, 2014, we entered into an amendment to our Credit Agreement (the "First Amendment"). The First Amendment amended and restated the definition of the term EBITDA as further described under "- Financial Covenants" below.

On August 5, 2014, we entered into a second amendment to the Credit Agreement (the "Second Amendment") by and among Wells Fargo Bank, N.A. as administrative agent and sole lender and MGP Ingredients, Inc., MGPI Processing, Inc., MGPI Pipeline, Inc. and MGPI of Indiana, LLC.  The Second Amendment amended and restated the definition of the term "Fixed Asset Sub-Line" and added Thunderbird Real Estate Holdings, LLC ("Thunderbird"), a wholly-owned subsidiary of MGPI Processing, Inc. which is a wholly-owned subsidiary of the Company, to the Credit Agreement as a Loan Party, as defined in the Credit Agreement.  In connection with execution of the Second Amendment, all the equity of Thunderbird was pledged and a lien was placed on all the assets of Thunderbird  to secure the obligations of the Loan Parties (as defined in the Credit Agreement) under the Credit Agreement. With the execution of the Fixed Asset Sub-Line term loan, $7,004 of debt obligations under the Credit Agreement became debt obligations under the sub-line term loan (maturing with the Credit Agreement), resulting in a non-cash transaction during the year ended December 31, 2014. The loan fees incurred by us related to the Second Amendment for the year ended December 31, 2014 were $66 and are being amortized over the life of the Credit Agreement. The amortized portion of the loan fees incurred is included in Interest expense, net on the Consolidated Statements of Operations.

Key terms of the amended agreement are as follows:

The Credit Agreement matures on November 2, 2017 and provides for letters of credit and revolving loans with a Maximum Revolver Commitment of $55,000, subject to borrowing base limitations, generally based on the value of eligible inventory, as defined in the Credit Agreement, and accounts receivable owned by the Borrowers.  Borrowings under the Credit Agreement may bear interest either on a Base Rate model or a LIBOR Rate model.  For LIBOR Rate Loans, the interest rate is equal to the per annum LIBOR Rate (based on  1, 2, 3 or 6 months) plus 2.00 – 2.50 percent (depending upon the average Excess Availability, as described below).  For Base Rate Loans, the interest rate shall be the greatest of (a) 1.00 percent, (b) the Federal Funds Rate plus 0.50 percent, (c) one-month LIBOR Rate plus 1.00 percent, and (d) Wells Fargo’s "prime rate" as announced from time to time.  The weighted average rate in effect at December 31, 2014 and 2013, was 2.54 percent and 2.52 percent, respectively.  The Credit Agreement provides for an unused line fee equal to 0.375 percent per annum multiplied by the difference of the total revolving loan commitment less the average outstanding revolving loans for the given period, as well as customary field examination and appraisal fees, letter of credit fees and other administrative fees.

The amount of borrowings which we may make is subject to borrowing base limitations adjusted for the Fixed Asset Sub-Line collateral.  As of December 31, 2014, our total outstanding borrowings under the credit facility were $6,670, comprised of $0 of revolver borrowing and $6,670 of Fixed Asset Sub-Line term loan borrowing, leaving $42,744 available for additional borrowings.

On February 27, 2015, we entered into a five year, $80,000 revolving loan pursuant to a Second Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as Administrative Agent (see Note 18: Subsequent Events for additional details).

Financial Covenants.  Under the Credit Agreement, we must comply with the following covenants:

Financial Covenants.  For all periods in which the Excess Availability (which is the total availability for loans, less the Company’s and its subsidiaries’ trade payables aged in excess of historical levels and book overdrafts) is less than $9,625, we are required to have a Fixed Charge Coverage Ratio ("FCCR")

FCCR means, with respect to any fiscal period and with respect to the Company determined on a consolidated basis in accordance with GAAP, the ratio of (i) EBITDA(1) for such period minus unfinanced Capital Expenditures made (to the extent not already incurred in a prior period) or incurred during such period, to (ii) Fixed Charges for such period.

(1) On February 12, 2014, we entered into the First Amendment, which amended and restated the definition of the term EBITDA to add back (to the Company's consolidated net earnings (or loss)) governance expenses relating to shareholder litigation incurred prior to December 31, 2013, in an aggregate amount not in excess of $5,500. For the years ended December 31, 2014 and 2013, we incurred $0 and $5,465 of such expenses. Had the Company not entered into the First Amendment, the Company still would have been in compliance with its FCCR covenant at December 31, 2013.

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

Other Restrictions.  If we do not maintain Excess Availability of at least $9,625 and a Fixed Charge Coverage Ratio for the most recently ended twelve months of at least  1.20:1.00, then certain restrictions and payment limitations apply, including payment of dividends and distributions.  We are also generally prohibited from incurring any liabilities, or acquiring any assets, except for certain ordinary holding company activities as further described in the Credit Agreement.  Wells Fargo has significant lending discretion under the Credit Agreement, and may modify borrowing base and advance rates, the effect of which may limit the amount of loans that we may have outstanding at any given time.  Wells Fargo may also terminate or accelerate our obligations under the Credit Agreement upon the occurrence of various events in addition to payment defaults and other breaches, including such matters as a change of control of the Company, defaults under other material contracts with third parties, and ERISA (Employee Retirement Income Security Act of 1974) violations.

We were in compliance with our Credit Agreement’s financial covenants at December 31, 2014 and 2013.

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

Industrial Revenue Bond.  On December 28, 2006, we engaged in an industrial revenue bond transaction with the City of Atchison, Kansas in order to receive a 10-year real property tax abatement on our newly constructed office building and technical innovation center in Atchison, Kansas. We recorded the office building and technical center assets into property and equipment on the consolidated balance sheets.  Pursuant to this transaction, the City issued $7,000 principal amount of its industrial revenue bonds to us and then used the proceeds to purchase the office building and technical innovation center from us.  The City then leased the facilities back to us under a capital lease, the terms of which provide for the payment of basic rent in an amount sufficient to pay principal and interest on the bonds.  Our obligation to pay rent under the lease is in the same amount and due on the same date as the City’s obligation to pay debt service on the bonds which we hold. The lease permits us to present the bonds at any time for cancellation, upon which our obligation to pay basic rent would be canceled.  We do not intend to do this until their maturity date in 2016, at which time we may elect to purchase the facilities for $100 (one hundred dollars).  Because we own all outstanding bonds, management considers the debt canceled and, accordingly, no amount for our obligations under the capital lease is reflected on our balance sheet.  In connection with this transaction, we agreed to pay the city an administrative fee of $50, which is payable over 10 years.  If we were to present the bonds for cancellation prior to maturity, the $50 fee would be accelerated.

Indemnification Arrangement with ICP and ICP Holdings.  Our Contribution Agreement with ICP and the LLC Interest Purchase Agreement with ICP Holdings require us to indemnify ICP and ICP Holdings until the end of the applicable statute of limitations from and against any damages or liabilities arising from a breach of certain environmental and tax representations and warranties in the Contribution Agreement and the LLC Interest Purchase Agreement and also with respect to certain environmental damages or liabilities related to the recommencement of production at the Pekin facility or to operations at the Pekin facility prior to November 20, 2009.

Operating Leases. We lease railcars and other assets under various operating leases.  For railcar leases, we are generally required to pay all service costs associated with the railcars.  Rental payments include minimum rentals plus contingent amounts based on mileage.  Rental expenses under railcar operating leases with terms longer than one month were $2,241 and $2,844 for the years ended December 31, 2014 and 2013, respectively. Annual rental commitments under non-cancelable operating leases total $8,119 for the next five years ending December 31, 2019 and an additional $1,304 thereafter. See Note 4: Corporate Borrowing and Capital Lease Obligations for a listing of commitments, by year.

NEW ACCOUNTING PRONOUNCEMENTS

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 15: Recently Issued Accounting Pronouncements set forth in Item 8. Financial Statements and Supplementary Data.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of MGP Ingredients, Inc. (the "Company")  is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

In May 2013, the Committee of Sponsoring Organizations ("COSO") issued its Internal Control - Integrated Framework (the "2013 Framework"). While the 2013 Framework's internal control components are the same as those in the framework and criteria established in the "Internal Control - Integrated Framework" issued by COSO in 1992 (the "1992 Framework"), the new framework requires companies to assess whether 17 principles are present and functioning in determining whether their system of internal control is effective. The Company expects to adopt the 2013 Framework during the year ending December 31, 2015.

With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 1992 framework. As a result of this assessment, management has concluded that the Company’s internal control over financial reporting as of December 31, 2014 was effective.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
MGP Ingredients, Inc.:

We have audited the accompanying consolidated balance sheets of MGP Ingredients, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years then ended. We also have audited MGP Ingredients, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MGP Ingredients, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on MGP Ingredients, Inc.’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MGP Ingredients, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows the years then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, MGP Ingredients, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Kansas City, Missouri
March 12, 2015

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013
Sales	$338,352	$334,070
Less: excise taxes	24,949	10,806
Net sales	313,403	323,264
Cost of sales (a)	284,972	302,025
Gross profit	28,431	21,239

Selling, general and administrative expenses	20,101	26,202
Insurance recoveries (Note 17)	(8,290)	—
Other operating costs and losses on sale of assets	1	236
Operating income (loss)	16,619	(5,199)

Equity method investment earnings (loss) (Note 3)	10,137	(204)
Interest expense	(816)	(1,118)
Income (loss) from continuing operations before income taxes	25,940	(6,521)

Income tax expense (benefit) (Note 5)	2,265	(714)
Net income (loss) from continuing operations	23,675	(5,807)

Discontinued operations, net of tax (Note 11)	—	878
Net income (loss)	$23,675	$(4,929)

Basic and diluted earnings (loss) per share
Operating income (loss)	$1.32	$(0.34)
Income from discontinued operations	—	0.05
Net income (loss)	$1.32	$(0.29)

Dividends per common share	$0.05	$0.05

(a)	Includes related party purchases of $37,500 and $9,988 for the years ended December 31, 2014 and 2013, respectively.

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Year Ended December 31,
	2014	2013
Net income (loss)	$23,675	$(4,929)
Other comprehensive income (loss), net of tax:
Company sponsored benefit plans:
Change in pension plans, net of tax expense (benefit) of $(155) and $166, respectively	133	250
Change in post-employment benefits, net of tax benefit of $6 and $22, respectively	(846)	(39)
Change in translation adjustment and post-employment benefits of equity method investments, net of tax benefit of $37 and $8, respectively	(15)	18
Other comprehensive income (loss)	(728)	229
Comprehensive income (loss)	$22,947	$(4,700)

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)

	December 31,
	2014	2013
Current Assets
Cash and cash equivalents	$5,641	$2,857
Receivables (less allowance for doubtful accounts: December 31, 2014 - $12; December 31, 2013 - $18)	32,672	27,821
Inventory	34,441	34,917
Prepaid expenses	1,179	848
Deferred income taxes	7,924	4,977
Refundable income taxes	388	466
Total current assets	82,245	71,886

Property and equipment, net of accumulated depreciation and amortization	63,881	70,244
Equity method investments	12,373	7,123
Other assets	2,100	2,076
Total assets	$160,599	$151,329

Current Liabilities
Current maturities of long-term debt	$2,613	$1,557
Accounts payable	16,076	23,107
Accounts payable to affiliate, net	3,333	1,204
Accrued expenses	8,010	8,282
Other current liabilities	716	—
Total current liabilities	30,748	34,150

Long-term debt, less current maturities	7,670	3,611
Revolving credit facility	—	18,000
Deferred credits	4,099	3,925
Accrued retirement health and life insurance benefits	4,420	4,423
Other non current liabilities	—	640
Deferred income taxes	9,297	4,977
Total liabilities	56,234	69,726

Commitments and Contingencies – See Notes 4 and 7
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 18,115,965 shares at December 31, 2014 and 2013; 17,674,559 and 17,750,421 shares outstanding at December 31, 2014 and 2013, respectively	6,715	6,715
Additional paid-in capital	9,904	8,728
Retained earnings	89,454	66,686
Accumulated other comprehensive loss	(732)	(4)
Treasury stock, at cost 441,406 and 365,544 shares at December 31, 2014 and 2013, respectively	(980)	(526)
Total stockholders’ equity	104,365	81,603
Total liabilities and stockholders’ equity	$160,599	$151,329

 See Accompanying Notes to Consolidated Financial Statements

           MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$23,675	$(4,929)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,325	12,009
Gain on sale of bioplastics manufacturing business	—	(1,453)
Gain on property insurance recoveries	(8,290)	—
Loss on sale of assets	38	47
Share based compensation	1,393	932
Equity method investment (earnings) loss	(10,137)	204
Distribution received from equity method investee	4,835	—
Deferred income taxes, including change in valuation allowance	1,570	(152)
Changes in operating assets and liabilities:
Restricted cash	—	12
Receivables, net	(4,851)	7,511
Inventory	476	1,542
Prepaid expenses	(331)	(129)
Refundable income taxes	78	(224)
Accounts payable	(5,928)	2,571
Accounts payable to affiliate, net	2,129	(2,804)
Accrued expenses	(373)	3,264
Deferred credits	174	(208)
Accrued retirement health and life insurance benefits, pension obligations, and other noncurrent liabilities	(699)	(876)
Other	(272)	(17)
Net cash provided by operating activities	15,812	17,300

Cash Flows from Investing Activities
Additions to property and equipment	(6,953)	(6,208)
Proceeds from sale of bioplastics manufacturing business	—	2,797
Proceeds from property insurance recoveries	8,450	—
Proceeds from sale of property and other	5	—
Net cash provided by (used in) investing activities	1,502	(3,411)

Cash Flows from Financing Activities
Payment of dividends	(907)	(916)
Purchase of treasury stock	(672)	(540)
Loan fees incurred with borrowings	(66)	—
Principal payments on long-term debt	(1,555)	(1,683)
Proceeds from credit facility	62,146	95,512
Principal payments on credit facility	(73,476)	(103,405)
Net cash used in financing activities	(14,530)	(11,032)

Increase in cash	2,784	2,857
Cash, beginning of year	2,857	—
Cash, end of year	$5,641	$2,857

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2012	$4	$6,715	$7,894	$72,531	$(233)	$(84)	$86,827
Comprehensive loss:
Net loss	—	—	—	(4,929)	—	—	(4,929)
Other comprehensive income	—	—	—	—	229	—	229
Dividends paid	—	—	—	(916)	—	—	(916)
Share-based compensation	—	—	834	—	—	—	834
Stock shares awarded, forfeited or vested						98	98
Stock shares repurchased for payment of taxes	—	—	—	—	—	(540)	(540)
Balance, December 31, 2013	$4	$6,715	$8,728	$66,686	$(4)	$(526)	$81,603
Comprehensive income:
Net income	—	—	—	23,675	—	—	23,675
Other comprehensive loss	—	—	—	—	(728)	—	(728)
Dividends paid	—	—	—	(907)	—	—	(907)
Share-based compensation	—	—	1,176	—	—	—	1,176
Stock shares awarded, forfeited or vested						218	218
Stock shares repurchased for payment of taxes	—	—	—	—	—	(672)	(672)
Balance, December 2014	$4	$6,715	$9,904	$89,454	$(732)	$(980)	$104,365

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

NOTE 1:	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company.  MGP Ingredients, Inc. ("Registrant" or "Company") is a Kansas corporation headquartered in Atchison, Kansas.  It was incorporated in 2011 and is a holding company with no operations of its own.  Its principal directly-owned operating subsidiaries are MGPI Processing, Inc. ("Processing") and MGPI of Indiana, LLC ("MGPI-I").  Processing was incorporated in Kansas in 1957 and is the successor to a business founded in 1941 by Cloud L. Cray, Sr.  Prior to the Reorganization (discussed below), Processing was named MGP Ingredients, Inc.  MGPI-I (previously named Firebird Acquisitions, Inc.) acquired substantially all the beverage alcohol distillery assets of Lawrenceburg Distillers Indiana, LLC ("LDI") at its Lawrenceburg and Greendale, Indiana facility ("Indiana facility") on December 27, 2011.

On January 3, 2012, MGP Ingredients, Inc. was reorganized into a holding company structure (the "Reorganization").  By engaging in the Reorganization, the Company sought to better isolate risks that might reside in one facility or operating unit from its other facilities or operating units.  Management also believes that a holding company structure facilitates ramp-up of new businesses that might be developed, accommodates future growth through acquisitions and joint ventures, creates tighter focus within operating units, and enhances commercial activities and financing possibilities.

In connection with the Reorganization and to further the holding company structure, Processing distributed three of its formerly directly owned subsidiaries, MGPI-I, D.M. Ingredients, GmbH ("DMI"), and Midwest Grain Pipeline, Inc., to the Company.  Processing’s other subsidiary, Illinois Corn Processing, LLC ("ICP"), remained a directly owned subsidiary of Processing and is now 30 percent owned. During the second quarter of fiscal 2010, through a series of transactions, the Company formed a joint venture by contributing its former Pekin, Illinois facility to a newly formed company, ICP, and then selling a 50 percent interest in ICP.  In 2012, the Company sold an additional 20 percent interest in ICP.  The Company purchases food grade alcohol products manufactured by ICP.

Throughout the Notes to Consolidated Financial Statements, when "the Company" is used in reference to activities prior to the Reorganization, the reference is to the combined business, Processing (formerly MGP Ingredients, Inc.) and its consolidated subsidiaries, and when "the Company" is used in reference to activities occurring after the Reorganization, reference is to the combined business of MGP Ingredients, Inc. (formerly MGPI Holdings, Inc.) and its consolidated subsidiaries, except to the extent the context indicates otherwise.

The Company processes flour, corn, rye, barley, barley malt and milo into a variety of products through an integrated production process.  The Company is a producer of certain distillery and ingredients products derived from grain and since February 8, 2013, the Company consists of two reportable segments: distillery products and ingredient solutions. Effective February 8, 2013, the Company sold the assets at its bioplastics manufacturing facility in Onaga, Kansas and certain assets at its extruder-bio-resin laboratory located in Atchison, Kansas, which were included in the Company's other segment, as further described in Note 11: Operating Segments. The distillery products segment consists primarily of food grade alcohol, and to a much lesser extent, fuel grade alcohol, distillers feed and corn oil. Fuel grade alcohol, distillers feed and corn oil are co-products of our distillery operations.  The ingredient solutions segment products primarily consist of specialty starches, specialty proteins, commodity starches and commodity vital wheat gluten.  Included in the other segment were products comprised of plant-based biopolymers and wood-based composite resins manufactured through the further processing of certain of our proteins and starches and wood. The Company produces textured wheat proteins through a toll manufacturing arrangement at a facility in the Netherlands. During December 2011, through its wholly owned subsidiary, MGPI-I, the Company acquired the beverage alcohol distillery assets ("Distillery Business") of LDI.

The Company sells its products on normal credit terms to customers in a variety of industries located primarily throughout the United States and Japan.  The Company operates facilities in Atchison, Kansas, and Lawrenceburg and Greendale, Indiana.

Use of Estimates.  The financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America ("GAAP").  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  The application of certain of these policies places significant demands on management’s judgment, with financial reporting results relying on estimation about the effects of matters that are inherently uncertain.  For all of these policies, management cautions that future events rarely develop as forecast, and estimates routinely require adjustment and may require material adjustment.

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

Inventory.  Inventory includes finished goods, raw materials in the form of agricultural commodities used in the production process and certain maintenance and repair items.  Whiskey and bourbon is normally aged in barrels for several years, following industry practice; all barreled whiskey and bourbon is classified as a current asset. The Company includes warehousing, insurance, and other carrying charges applicable to barreled whiskey in inventory costs.

Inventories are stated at the lower of cost or market on the first-in, first-out ("FIFO") method.  Inventory valuations are impacted by constantly changing prices paid for key materials, primarily corn.

Derivative Instruments. The Company recognizes all derivatives as either assets or liabilities at their fair values.  Accounting for changes in the fair value of a derivative depends on whether the derivative has been designated as a cash flow hedge and the effectiveness of the hedging relationship.  Derivatives qualify for treatment as cash flow hedges for accounting purposes when there is a high correlation between the change in fair value of the hedging instrument ("derivative") and the related change in value of the underlying commitment ("hedged item").  For derivatives that qualify as cash flow hedges for accounting purposes, except for ineffectiveness, the change in fair value has no net impact on earnings, to the extent the derivative is considered effective, until the hedged item or transaction affects earnings.  For derivatives that are not designated as hedging instruments for accounting purposes, or for the ineffective portion of a hedging instrument, the change in fair value affects current period net earnings.

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

Maintenance costs are expensed as incurred. The cost of property and equipment sold, retired or otherwise disposed of, as well as related accumulated depreciation and amortization, is eliminated from the property accounts with related gains and losses reflected in the Consolidated Statements of Operations.  The Company capitalizes interest costs associated with significant construction projects.  Total interest incurred for the years ended December 31, 2014 and 2013 is noted below:

	Year Ended December 31,
	2014	2013
Interest costs charged to expense	$816	$1,118
Plus: Interest cost capitalized	107	108
Total	$923	$1,226

Equity Method Investments.  The Company accounts for its investment in non-consolidated subsidiaries under the equity method of accounting when the Company has significant influence, but does not have more than 50 percent voting control, and is not considered the primary beneficiary.  Under the equity method of accounting, the Company reflects its investment in non-consolidated subsidiaries within the Company’s Consolidated Balance Sheets as Equity method investments; the Company’s share of the earnings or losses of the non-consolidated subsidiaries are reflected as Equity method investment earnings (loss) in the Consolidated Statements of Operations.

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

Deferred Credits.  In 2001, the United States Department of Agriculture developed a grant program for the gluten industry ("USDA grant"). As part of this program, the Company received nearly $26,000 of grants. The funds were required to be used for research, marketing, promotional and capital costs related to value-added gluten and starch products. Funds allocated on the basis of current operating costs were recognized in income as those costs were incurred. Funds allocated based on capital expenditures were included as a deferred credit and are being recognized appropriately as a credit to Cost of Sales and Selling, general and administrative expenses in the Consolidated Statements of Operations as the related assets are depreciated.

In 2012, the Lawrenceburg Conservancy District ("LCD") in Greendale, IN agreed to reimburse the Company up to $1,250 of certain capital maintenance costs of a Company-owned warehouse structure that is integral to the efficacy of the LCD’s flood control system ("LCD reimbursement").  Per the agreement, certain capital maintenance activities were completed prior to December 31, 2012 and the remaining capital maintenance activities were completed during 2014. As of December 31, 2014 the Company had received a total of $1,236 in reimbursements that were included as a deferred credit.  The deferred credit balance has been and will be recognized appropriately as a credit to Cost of Sales in the Consolidated Statements of Operations as the related assets are depreciated.

In 2014, the city of Lawrenceburg, IN agreed to reimburse the Company for certain system controls. The Company completed these activities in 2014 and the city of Lawrenceburg, IN reimbursed the Company $488 during the year ended December 31, 2014 ("Lawrenceburg reimbursement"). The deferred credit balance will be recognized in income as the related asset is depreciated.

Deferred credits consist of the following:

	Year Ended December 31,
	2014	2013
USDA grant	$2,486	$3,043
LCD reimbursement	1,125	882
Lawrenceburg reimbursement	488	—
Total	$4,099	$3,925

Income Taxes. The Company accounts for income taxes using an asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is recognized if it is more likely than not that at least some portion of the deferred tax asset will not be realized.

Evaluating the need for, and amount of, a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence on a jurisdiction-by-jurisdiction basis. Such judgments require the Company to interpret existing tax law and other published guidance as applied to our circumstances. As part of this assessment, the Company considers both positive and negative evidence about its profitability and tax situation. A valuation allowance is provided if, based on available evidence, it is more likely than not that all or some portion of a deferred tax asset will not be realized. The Company generally considers the following and other positive and negative evidence to determine the likelihood of realization of the deferred tax assets:

•	Future realization of deferred tax assets is dependent on projected taxable income of the appropriate character from our continuing operations.

•	Future reversals of existing temporary differences are heavily weighted sources of objectively verifiable positive evidence.

•	The long carryback and carryforward periods permitted under the tax law are objectively verified positive evidence.

•
Tax planning strategies can be, depending on their nature, heavily-weighted sources of objectively verifiable positive evidence when the strategies are available and can be reasonably executed. Tax-planning strategies are actions that are prudent and feasible, considering current operations and strategic plans, which the Company ordinarily might not take, but would take to prevent a tax benefit from expiring unused. Tax planning strategies, if available, may accelerate the recovery of a deferred tax asset so the tax benefit of the deferred tax asset can be carried back.

•
Projections of future taxable income exclusive of reversing temporary differences are a source of positive evidence when the projections are combined with a history of recent profits and current financial trends and can be reasonably estimated. During 2014, the Company achieved cumulative income for a recent period of the last three years, which was regarded as a significant piece of evidence in management's decision to also rely on projections of future operating income in assessing the need for and amount of the valuation allowance for deferred tax assets.

Accounting for uncertainty in income tax positions requires management judgment and the use of estimates in determining whether the impact of a tax position is "more likely than not" of being sustained. The Company considers many factors when evaluating and estimating its tax positions, which may require periodic adjustment and which may not accurately anticipate actual outcomes. It is reasonably possible that amounts reserved for potential exposure could change significantly as a result of the conclusion of tax examinations and, accordingly, materially affect the Company’s reported net income after tax.

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

Sales include customer paid freight costs billed to customers of $14,061 and $12,292 for the years ended December 31, 2014 and 2013, respectively.

Excise Taxes.  Certain sales of the Company are subject to excise taxes, which the Company collects from customers and remits to governmental authorities.  The Company records the collection of excise taxes on distilled products sold to these customers as accrued expenses.  No revenue or expense is recognized in the consolidated statements of operations related to excise taxes paid by customers directly to governmental authorities.

Recognition of Insurance Recoveries. Estimated loss contingencies are recognized as charges to income when they are probable and reasonably estimable.  Insurance recoveries are not recognized until all contingencies related to the insurance claim have been resolved and settlement has been reached with the insurer.  Insurance recoveries, to the extent of costs and lost profits, are reported as a reduction to Cost of sales on the Consolidated Statement of Operations.  Insurance recoveries, in excess of costs and losses are included in Insurance recoveries on the Consolidated Statement of Operations.

During January 2014, the Company experienced a fire at its Indiana facility. The fire damaged certain equipment in the feed dryer house and caused a temporary loss of production in late January. Prior to the insurance recovery related to the property claim, the write-off of damaged assets was included in Other operating costs and losses on sale of assets on the Consolidated Statement of Operations.

     Research and Development.  During the years ended December 31, 2014 and 2013, we spent $1,622 and $2,472, respectively, on research and development activities. These activities were expensed and are included in Selling, general and administrative expenses on the Consolidated Statements of Operations.

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

Fair Value of Financial Instruments.  The Company determines the fair values of its financial instruments based on a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy is broken down into three levels based upon the observability of inputs. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability.

The Company’s short term financial instruments include cash and cash equivalents, accounts receivable and accounts payable.  The carrying value of the short term financial instruments approximates the fair value due to their short term nature. These financial instruments have no stated maturities or the financial instruments have short term maturities that approximate market.

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $10,297 and $23,300 at December 31, 2014 and 2013, respectively. The financial statement carrying value was $10,283 and $23,168 at December 31, 2014 and 2013, respectively.  These fair values are considered Level 2 under the fair value hierarchy.

Pension Benefits. The Company accounts for its pension benefit plan's funded status as a liability included in Other non current liabilities on the Consolidated Balance Sheets.

The Company measures the funded status of its pension benefit plans using actuarial techniques that reflect management’s assumptions for discount rate, expected long-term investment returns on plan assets, salary increases, expected retirement, mortality, and employee turnover. Assumptions regarding employee and retiree life expectancy are based upon the RP 2000 Combined Mortality Table ("2000 tables"). Although the Society of Actuaries released new mortality tables on October 27, 2014, the Internal Revenue Service has stated that it will continue to use the 2000 tables through calendar 2015. Because the pension benefit plan is in process of termination, the actuarial valuation of the pension benefit plan assumes that all remaining assets of the plan will be distributed to plan participants or transferred to an insurer during 2015, so the new mortality tables were not adopted.

The discount rate is determined based on the rates of return on long-term, high-quality fixed income investments using the Citigroup Pension Liability Index as of year end. The expected long-term rate of return on plan assets assumption for the pension plans is determined with the assistance of actuaries, who calculate a yield considering the current asset allocation strategy, historical investment performance, and the expected future returns of each asset class and the expected future reinvestment of earnings and maturing investments. Benefit obligations at December 31, 2014 are the estimated termination liabilities expected to be distributed to plan participants or transferred to an insurer during 2015, followed by the closing of the pension trust account.

Post-Employment Benefits. The Company accounts for its post–employment benefit plan's funded status as a liability included in Accrued Retirement Health and Life Insurance Benefits on the Consolidated Balance Sheets.

The Company measures the obligation for other post-employment benefits using actuarial techniques that reflect management’s assumptions for discount rate, expected retirement, mortality, employee turnover, health care costs for retirees and future increases in health care costs, which are based upon actual claims experience and other environmental and market factors impacting the costs of health care in the short and long-term.  Assumptions regarding employee and retiree life expectancy are based upon the SOA RPH-2014 Total Dataset Mortality Table using Scale MP-2014 - Full Generational Improvement.  The discount rate is determined based on the rates of return on high-quality fixed income investments using the Citigroup Pension Liability Index as of the measurement date (long-term rates of return are not considered because the plan has no assets).

Stock Options and Restricted Stock Awards.  The Company has share-based employee compensation plans primarily in the form of restricted common stock ("restricted stock"), restricted stock units ("RSUs") and stock options, which are described more fully in Note 8: Employee Benefit Plans.  The Company recognizes the cost of share-based payments over the service period based on the grant date fair value of the award.  The grant date fair value for stock options is estimated using the Black-Scholes option-pricing model adjusted for the unique characteristics of the awards.

NOTE 2:	OTHER BALANCE SHEET CAPTIONS

Inventory.  Inventory consists of the following:

	December 31,
	2014	2013
Finished goods	$10,039	$11,355
Barreled distillate	11,114	10,310
Raw materials	5,440	5,183
Work in process	2,023	2,737
Maintenance materials	4,913	4,766
Other	912	566
Total	$34,441	$34,917

Property and equipment.  Property and equipment consist of the following:

	December 31,
	2014	2013
Land, buildings and improvements	$43,443	$40,681
Transportation equipment	2,717	2,793
Machinery and equipment	149,218	146,410
Construction in progress	2,798	4,803
Property and equipment, at cost	198,176	194,687
Less accumulated depreciation and amortization	(134,295)	(124,443)
Property and equipment, net	$63,881	$70,244

Property and equipment includes machinery and equipment assets under capital leases totaling $8,376 at December 31, 2014 and 2013. Accumulated depreciation for these assets totaled $4,708 and $3,660 at December 31, 2014 and 2013, respectively.

Accrued expenses.  Accrued expenses consist of the following:

	December 31,
	2014	2013
Employee benefit plans	$973	$821
Salaries and wages	4,633	4,354
Restructuring and severance charges (Note 9)	208	1,277
Property taxes	764	654
Other accrued expenses	1,432	1,176
Total	$8,010	$8,282

NOTE 3:	EQUITY METHOD INVESTMENTS

As of December 31, 2014, the Company’s investments accounted for on the equity method of accounting consist of the following: (1) 30 percent interest in ICP, which manufactures alcohol for fuel, industrial and beverage applications, and (2) 50 percent interest in DMI, which produces certain specialty starch and protein ingredients.

ICP Investment

ICP's Limited Liability Company Agreement generally allocates profits, losses and distributions of cash of ICP based on the percentage of a member's capital contributions to ICP relative to total capital contributions of all members ("Percentage Interest") to ICP, of which the Company has 30 percent and its joint venture partner, ICP Holdings, has 70 percent. That agreement grants the right to either member to elect (the "Electing Member") to shut down the Pekin facility ("Shutdown Election") if ICP operates at an EBITDA (as defined in the agreement) loss greater than or equal to $500 in any quarter, subject to the right of the other member (the "Objecting Member") to override that election. If the Objecting Member overrides the election, then EBITDA loss and EBITDA profit for each subsequent quarter are allocated 80 percent to the Objecting Member and 20 percent to the Electing Member until the end of the applicable quarter in which the Electing Member withdraws its Shutdown Election and thereafter allocations revert to a 70 percent/30 percent split (subject to a catch-up allocation of 80 percent of EBITDA profits to the Objecting Member until it equals the amount of EBITDA loss allocated to such member on an 80 percent/20 percent basis).  ICP experienced an EBITDA loss in excess of $500 for the quarter ended March 31, 2013, which was one factor that prompted the Company to deliver notice of its Shutdown Election on April 18, 2013. However, the Company withdrew its Shutdown Election on March 31, 2014 (thereby causing the allocation of profits and losses to revert to 30 percent to the Company and 70 percent to ICP Holdings as of April 1, 2014) based partially on the strong financial results ICP generated during the period ended March 31, 2014.

During the quarter ended June 30, 2014, ICP's financial results and liquidity were significantly improved and the Company learned that ICP may consider making a cash distribution from earnings, or payment, to its members and that ICP Holdings advocated such a distribution of cash. Based on these changes in facts and circumstances, management reassessed the most likely events that would result in a recovery of its investment in ICP and determined that such a recovery would likely occur through cash distributions from ICP rather than through a sale or liquidation of ICP. As a result of this reassessment, during the quarter ended June 30, 2014, the Company remeasured its cumulative equity in the undistributed earnings of ICP using the allocation that applies to a cash distribution to members (as further disclosed in the Company's report on Form 10-Q for the quarter ended June 30, 2014). The cumulative effect of this change in estimate resulted in a decrease in equity method investment earnings of ICP of $1,882 for the year ended December 31, 2014; a decrease in the earnings per share of $0.10 per share for the year ended December 31, 2014; and a decrease in the related equity method investment in ICP at December 31, 2014, of $1,882.

On December 3, 2014, the ICP advisory board recommended payment of a cash distribution to its members. The Company received its portion of the distribution, $4,835, on December 4, 2014.

On July 23, 2014 ICP's alcohol production was interrupted resulting in inconsequential damage to equipment. Production was restarted on a limited basis on August 1, 2014, and ICP was back to normal production rates on or about August 14, 2014. Insurance recoveries will be recognized in ICP's results in a future period and when all contingencies to the insurance claims have been resolved and settlement has been reached with the insurer.

ICP’s revolving credit agreement with an affiliate of SEACOR has been amended and restated extending the maturity to January 1, 2016.  The Company has no further funding requirement to ICP.

DMI Investment

On December 29, 2014, the Company gave notice to DMI and to its partner in DMI, Crespel and Dieters GmbH & Co. KG ("C&D"), to terminate the joint venture effective June 30, 2015. Under German law, commencing on June 30, 2015, normal operations for DMI will cease and a one-year winding up process will begin.
Related Party Transactions

See Note 14: Related Party Transactions for discussion of related party transactions.

Realizability of investments

No other than temporary impairments were recorded during the year ended December 31, 2014 and 2013 for the Company's equity method investments.

Summary Financial Information

Condensed financial information of the Company’s equity method investment in ICP as of December 31, 2014 is shown below:

	Year Ended December 31,
ICP’s Operating results:	2014	2013
Net sales(a)	$236,486	$193,682
Cost of sales and expenses(b)	(196,551)	(194,519)
Net income (loss)	$39,935	$(837)

(a)	Includes related party sales to MGPI of $34,615 and $7,736 for the years ended December 31, 2014 and 2013, respectively.

(b)	Includes depreciation and amortization of $2,847 and $4,523 for the years ended December 31, 2014 and 2013, respectively.

The Company’s equity method investment earnings (losses) are as follows:

	Year Ended December 31,
	2014	2013
ICP (30% interest)	$10,098	$(251)
DMI (50% interest)	39	47
Total	$10,137	$(204)

The Company’s equity method investments are as follows:

	December 31,
	2014	2013
ICP (30% interest) (a)	$11,924	$6,653
DMI (50% interest)	449	470
Total	$12,373	$7,123

(a)	During the year ended December 31, 2014, the Company received a $4,835 cash distribution from ICP, which reduced the Company's investment in ICP.

NOTE 4:	CORPORATE BORROWINGS AND CAPITAL LEASE OBLIGATIONS

Indebtedness Outstanding.  Debt consists of the following:

	December 31,
	2014	2013
Credit Agreement - Revolver, 2.269% (variable interest rate)	$—	$18,000
Credit Agreement - Fixed Asset Sub-Line term loan, 2.655% (variable interest rate)	6,670	—
Secured Promissory Note, 6.76% (variable interest rate), due monthly to July, 2016.	404	746
Water Cooling System Capital Lease Obligation, 2.61%, due monthly to May, 2017	3,209	4,422
Total	10,283	23,168
Less current maturities of long term debt	(2,613)	(1,557)
Long-term debt	$7,670	$21,611

Credit Agreement.   On November 2, 2012, the Company entered into an Amended and Restated Credit Agreement, and ancillary documents (the "Credit Agreement") with Wells Fargo Bank, N.A. ("Wells Fargo"). On February 12, 2014, the Company entered into Amendment No. 1 to the Credit Agreement (the "First Amendment"). The First Amendment amended and restated the definition of the term EBITDA to add back (to the Company's consolidated net earnings or loss) governance expenses relating to certain shareholder litigation involving the Company in 2013 and incurred prior to December 31, 2013, in an aggregate amount not in excess of $5,500. The Company incurred $5,465 of such expenses as of or prior to December 31, 2013.

On August 5, 2014, the Company entered into Amendment No.2 to the Credit Agreement (the "Second Amendment") by and among Wells Fargo as administrative agent and sole lender and MGP Ingredients, Inc., MGPI Processing, Inc., MGPI Pipeline, Inc. and MGPI of Indiana, LLC. The Second Amendment amended and restated the definition of the term "Fixed Asset Sub-Line" and added Thunderbird Real Estate Holdings, LLC ("Thunderbird"), a wholly-owned subsidiary of MGPI Processing, Inc. which is a wholly-owned subsidiary of MGP Ingredients, Inc., to the Credit Agreement as a Loan Party, as defined in the Credit Agreement. In connection with execution of the Second Amendment, all the equity of Thunderbird was pledged and lien was placed on all the assets of Thunderbird to secure the obligations of the Loan Parties (as defined in the Credit Agreement) under the Credit Agreement. With the execution of the Fixed Asset Sub-Line term loan, $7,004 of debt obligations under the Credit Agreement became debt obligations under the sub-line term loan (maturing with the Credit Agreement), resulting in a non-cash transaction. The loan fees incurred by the Company related to the Second Amendment for the year ended December 31, 2014, were $66 and are being amortized over the life of the Credit Agreement. The amortized portion of the loan fees incurred is included in Interest expense, net on the Consolidated Statements of Operations.

The Credit Agreement matures on November 2, 2017 and provides for the provision of letters of credit and revolving loans with a Maximum Revolver Commitment of $55,000, subject to borrowing base limitations adjusted for the Fixed Asset Sub-Line collateral. As of December 31, 2014, the Company's total outstanding borrowings under the credit facility were $6,670 comprised of $0 of revolver borrowing and $6,670 of fixed asset sub-line term loan borrowing, leaving $42,744 available for additional borrowings. These limitations are generally based on the value of eligible inventory and accounts receivable owned by the Borrowers as defined in the Credit Agreement.

Borrowings under the Credit Agreement may bear interest either on a Base Rate model or a LIBOR Rate model.  For LIBOR Rate Loans, the interest rate is equal to the per annum LIBOR Rate (based on 1, 2, 3 or 6 months) plus 2.00 percent – 2.50 percent (depending upon the average Excess Availability, as described below).  For Base Rate Loans, the interest rate shall be the greatest of (a) 1.00 percent, (b) the Federal Funds Rate plus 0.50 percent, (c) one-month LIBOR Rate plus 1.00 percent, and (d) Wells Fargo’s "prime rate" as announced from time to time.  The weighted average rate in effect at December 31, 2014 and 2013, was 2.54 percent and 2.52 percent, respectively.  The Credit Agreement provides for an unused line fee equal to 0.375 percent per annum multiplied by the difference of the total revolving loan commitment less the average outstanding revolving loans for the given period, as well as customary field examination and appraisal fees, letter of credit fees and other administrative fees.

The Company’s Credit Agreement contains a number of financial and other covenants, including provisions that require the Company under certain circumstances to meet certain financial tests.  These covenants may limit or restrict the Company’s ability to:

•	incur additional indebtedness;

•	pay cash dividends or make distributions;

•	dispose of assets;

•	create liens on Company assets;

•	pledge the fixed and real property assets; or

•	merge or consolidate.

Under the Credit Agreement, the Company must comply with the following covenants:

Financial Covenants.  For all periods in which the Excess Availability (which is the total availability for loans, less the Company’s and its subsidiaries’ trade payables aged in excess of historical levels and book overdrafts) is less than $9,625, the Borrowers are required to have a Fixed Charge Coverage Ratio ("FCCR")

[FCCR means, with respect to any fiscal period and with respect to the Company determined on a consolidated basis in accordance with GAAP, the ratio of (i) EBITDA(1) for such period minus unfinanced Capital Expenditures made (to the extent not already incurred in a prior period) or incurred during such period, to (ii) Fixed Charges for such period.]

(1) On February 12, 2014, we entered into the First Amendment, which amended and restated the definition of the term EBITDA to add back (to the Company's consolidated net earnings (or loss)) governance expenses relating to shareholder litigation incurred prior to December 31, 2013, in an aggregate amount not in excess of $5,500. For the years ended December 31, 2014 and 2013, we incurred $0 and $5,465 of such expenses. Had the Company not entered into the First Amendment, the Company still would have been in compliance with its FCCR covenant at December 31, 2013.

measured on a month end trailing basis, of at least 1.10:1.00 (a) for each month-end until October 31, 2013, for the trailing months from November 1, 2012 through such date, and (b) as of each month-end commencing November 30, 2013 using a trailing twelve-month measure.  The Company was in compliance with its Credit Agreement’s financial covenants and other restrictions at December 31, 2014 and 2013.

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

6.76% (variable interest rate) Secured Promissory Note, due monthly to July 2016.  On July 20, 2009, Union State Bank – Bank of Atchison ("Bank of Atchison"), which previously lent the Company $1,500, agreed to lend the Company an additional $2,000.  The note for this loan is secured by a mortgage and security interest on the Company’s Atchison facility and equipment.  The note bears interest at 6.00 percent over the three year treasury index, adjustable quarterly, and is payable in 84 monthly installments of $32, with any balance due on the final installment. See Note 14: Related Party Transactions for further discussion on this related party transaction.

On February 27, 2015, we entered into a five year, $80,000 revolving loan pursuant to a Second Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as Administrative Agent (see Note 18: Subsequent Events for additional details).

Leases

Water Cooling System Capital Lease Obligation.   On June 28, 2011, the Company sold a major portion of the new process water cooling towers and related equipment being installed at its Atchison facility to U.S. Bancorp Equipment Finance, Inc. for $7,335 and leased them from U.S. Bancorp pursuant to a Master Lease Agreement and related Schedule.  Monthly rentals under the lease are $110 (plus applicable sales/use taxes, if any) and continue for 72 months from that date with a rate of 2.61 percent.  The Company may purchase the leased property after 60 months for approximately $1,328, or at the end of the term for fair market value to be determined at that time.  Given this continuing involvement, the Company treated this as a financing transaction.  The lessor may, at its option, extend the lease for specified periods after the end of the term if the Company fails to exercise its purchase option.  Under the terms of the Master Lease, is responsible for property taxes and assumes responsibility for insuring and all risk of loss or damage to the property.

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

4.90% Industrial Revenue Bond Obligation.  On December 28, 2006, the Company engaged in an industrial revenue bond transaction with the City of Atchison, Kansas ("the City") pursuant to which the City (i) under a trust indenture, ("the Indenture"), issued $7,000 principal amount of its industrial revenue bonds ("the Bonds") to the Company and used the proceeds thereof to acquire from the Company its newly constructed office building and technical innovations center in Atchison, Kansas, ("the Facilities") and (ii) leased the Facilities back to the Company under a capital lease ("the Lease").  The assets related to this transaction are included in property and equipment.

The Bonds mature on December 1, 2016 and bear interest, payable annually on December 1 of each year commencing December, 2007 at the rate of 4.90 percent per annum.  Basic rent under the lease is payable annually on December 1 in an amount sufficient to pay principal and interest on the Bonds.  The Indenture and Lease contain certain provisions, covenants and restrictions customary for this type of transaction.  In connection with the transaction, the Company agreed to pay the city an administrative fee of $50 payable over 10 years.

The purpose of the transaction was to facilitate certain property tax abatement opportunities available related to the constructed facilities.  The facilities acquired with bond proceeds will receive property tax abatements which terminate upon maturity of the Bonds on December 1, 2016.  The issuance of the Bonds was integral to the tax abatement process.  Financing for the Facilities was provided internally from the Company’s operating cash flow.  Accordingly, upon consummation of the transaction and issuance of the Bonds, the Company acquired all Bonds issued for $7,000, excluding transaction fees.  As a result, the Company owns all of the outstanding Bonds.  Because the Company owns all outstanding Bonds, management considers the debt canceled and, accordingly, no amount for these Bonds is reflected as debt outstanding on the Consolidated Balance Sheets as of December 31, 2014 or 2013.

Below is a summary of the financial asset and liability that are offset as of December 31, 2014 and 2013, respectively.

	(1)	(2)	(3) = (1) - (2)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts offset in the Balance Sheet	Net Amounts of Assets (Liabilities) presented in the Balance Sheet
December 31, 2014:
Investment in bonds	$7,000	$7,000	$0
Capital lease obligation	$(7,000)	$(7,000)	$0

December 31, 2013:
Investment in bonds	$7,000	$7,000	$0
Capital lease obligation	$(7,000)	$(7,000)	$0

     Leases and Debt Maturities.  The Company leases railcars and other assets under various operating leases.  For railcar leases, the Company is generally required to pay all service costs associated with the railcars.  Rental payments include minimum rentals plus contingent amounts based on mileage.  Rental expenses under operating leases with terms longer than one month were $2,241 and $2,844 for the years ended December 31, 2014 and 2013, respectively. Minimum annual payments and present values thereof under existing debt maturities, capital leases and minimum annual rental commitments under non-cancelable operating leases are as follows:

			Capital Leases
Year Ending December 31,	Credit Agreement	Long-Term Debt	Minimum Lease Payments	Less Interest	Net Present Value	Total Debt	Operating Leases
2015	$—	$368	$1,316	$72	$1,245	$1,613	$3,641
2016	—	36	1,317	39	1,277	1,313	2,457
2017	6,670	—	694	7	687	7,357	1,466
2018	—	—	—	—	—	—	320
2019	—	—	—	—	—	—	235
Thereafter	—	—	—	—	—	—	1,304
Total	$6,670	$404	$3,327	$118	$3,209	$10,283	$9,423

NOTE 5:	INCOME TAXES

The provision (benefit) for income taxes from continuing operations is composed of the following:

	Year Ended December 31,
	2014	2013
Current:
Federal	$—	$(16)
State	229	29
	229	13
Deferred:
Federal	5,010	(642)
State	(2,974)	(85)
	2,036	(727)
Total	$2,265	$(714)

A reconciliation of the provision for income taxes from continuing operations at the normal statutory federal rate to the provision included in the accompanying Consolidated Statements of Operations is shown below:

	Year Ended December 31,
	2014	2013
"Expected" provision at federal statutory rate	$9,116	$(2,282)
State income taxes	709	(705)
Change in valuation allowance	(7,618)	2,222
Other	58	51
Provision (benefit) for income taxes	$2,265	$(714)
Effective tax rate	8.7%	(11.0)%

The tax effects of temporary differences giving rise to deferred income taxes shown on the consolidated balance sheets are as follows:

	December 31,
	2014	2013
Deferred income tax assets:
Post-retirement liability	$1,968	$1,928
Deferred income	1,637	1,568
Stock based compensation	2,108	2,106
Federal operating loss carryforwards	5,029	12,938
Capital loss carryforward	1,311	926
State tax credits	2,423	3,022
State operating loss carryforwards	4,574	8,277
Other	3,405	4,049
Less: valuation allowance	(3,829)	(11,275)
Gross deferred income tax assets	18,626	23,539
Deferred income tax liabilities:
Fixed assets	(18,823)	(17,919)
Equity method investment	(1,176)	(391)
Other	—	(5,229)
Gross deferred income tax liabilities	(19,999)	(23,539)
Net deferred income tax liability	$(1,373)	$—

A schedule of the change in valuation allowance is as follows:

Valuation allowance
Balance at January 1, 2013	$9,053
Additions:
Charges to costs and expenses	2,070
Charges to other accounts	152
Balance at December 31, 2013	$11,275
Reductions	7,446
Balance at December 31, 2014	$3,829

During the year ended December 31, 2014, the Company determined that it is more likely than not that it will realize a portion of its deferred tax assets. This determination was based on the Company's evaluation of the available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income, among other items. The Company's evaluation of the available evidence was significantly influenced by the fact that the Company is currently in a positive cumulative earnings position for the three year period ended December 31, 2014. The Company recorded an income tax benefit of $7,618 in 2014 due to the reduction of a portion of its valuation allowance in 2014. The remaining valuation allowance is associated with certain state operating loss carryforwards, state income tax credits, and federal capital loss carryforwards. The Company determined that utilization of these tax attributes was not more likely than not as of December 31, 2014.

As of December 31, 2014, the Company had approximately $14,367 and $79,966 of federal and various state net operating loss carryforwards, respectively. As of December 31, 2013, the Company had approximately $36,969 and $99,496 of federal and state net operating loss carryforwards, respectively. The federal net operating loss carryforward will expire if not used in varying periods between 2028 and 2031. Due to varying state carryforward periods, the state net operating losses and credit carryforwards will expire between calendar years 2015 and 2034. The Company has a federal capital loss carryforward of $3,282 as of December 31, 2014, which will expire if not used in varying periods between 2016 and 2019.

The Company treats accrued interest and penalties related to tax liabilities, if any, as a component of income tax expense.  During the years ended December 31, 2014 and 2013, the Company’s activity in accrued interest and penalties was not significant.

The following is a reconciliation of the total amount of unrecognized tax benefits (excluding interest and penalties) for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013
Beginning of year balance	$566	$445
Additions for tax positions of prior years	8	62
Additions for tax positions of the current year	39	59
End of year balance	$613	$566

For each period presented, the amount of unrecognized benefits (excluding interest and penalties) that would impact the effective tax rate, if recognized, is approximately $29. The Company does not expect a significant change in the amount of unrecognized tax benefits in the next twelve months.

The Company’s federal and state income tax returns for the fiscal years ended June 30, 2011 and forward are open to examination. The amount of income taxes that the Company pays is subject to potential future audits by federal and state taxing authorities.

NOTE 6:	EQUITY AND EARNINGS (LOSS) PER SHARE

Dividends and Dividend Equivalents

On February 28, 2014, the Board of Directors declared a dividend payable to stockholders of record as of March 17, 2014, of the Company's common stock, no par value ("Common Stock") and a dividend equivalent payable to holders RSUs as of March 17, 2014, of $0.05 per share and per unit.  The total payment of $907, comprised of dividend payments of $884 and dividend equivalent payments of $23, was paid on April 9, 2014.

On February 28, 2013, the Board of Directors declared a dividend payable to stockholders of record as of March 18, 2013, of Common Stock and a dividend equivalent payable to holders of RSUs as of March 18, 2013, of $0.05 per share and per unit.  The total payment of $916, comprised of dividend payments of $897 and dividend equivalent payments of $19, was paid on April 10, 2013.

See Note 18: Subsequent Events for dividend declaration after year end December 31, 2014.

Capital Stock

Common Stock shareholders are entitled to elect four of the nine members of the Board of Directors, while Preferred Stock shareholders are entitled to elect the remaining five members. All directors are elected annually for a one year term. Any vacancies on the Board are to be filled only by the stockholders and not by the Board. Stockholders holding 10 percent or more of the outstanding Common or Preferred Stock have the right to call a special meeting of stockholders. Common Stock shareholders are not entitled to vote with respect to a merger, dissolution, lease, exchange or sale of substantially all of the Company’s assets, or on an amendment to the Articles of Incorporation, unless such action would increase or decrease the authorized shares or par value of the Common or Preferred Stock, or change the powers, preferences or special rights of the Common or Preferred Stock so as to affect the Common Stock shareholders adversely. Generally, Common Stock shareholders and Preferred Stock shareholders vote as separate classes on all other matters requiring shareholder approval.
Until December 18, 2014, six Board members were required to approve any sale of all or substantially all of the Company’s assets or stock or any material division thereof, any acquisition of a material nature (by asset purchase, stock purchase, merger or otherwise) of any other business, any acquisition or sale of a joint venture of a material nature, and any other acquisition or sale transaction of the Company’s assets or stock outside the ordinary course of business. After December 18, 2014, this was no longer a requirement.

On January 3, 2012, the Company reorganized into a holding company structure.  In connection with this transaction, the new holding company was similarly structured in terms of number of shares of Common Stock and Preferred Stock, the articles of incorporation and officer and directors.  The Reorganization did not change the designations, rights, powers or preferences relative rights to holders of our Preferred or Common Stock as described above.  Further, in connection with the Reorganization, the Company’s 1,414,379 treasury shares were canceled, which also reduced the number of issued shares by 1,414,379.  The Company had historically used this treasury stock for issuance of Common Stock under the Company’s equity-based compensation plans.  With the retirement of these treasury shares, the Company reserved certain authorized shares for issuance of Common Stock under the equity-based compensation plans that were active at that time. At December 31, 2014, reserved authorized shares remaining for issuance of Common Stock were 4,000 directors' stock options unexercised under the Stock Option Plan for Outside Directors (the "Directors' Option Plan") and 396,288 employee unvested RSUs under the Stock Incentive Plan of 2004 (the "2004 Plan") (see Note 8: Employee Benefit Plans).

Earnings (Loss) Per Share

The computations of basic and diluted earnings (loss) per share from continuing operations are as follows:

	Year Ended December 31,
	2014	2013
Continuing Operations:
Net operating income (loss)(a)	$23,675	$(5,807)
Less: Amounts allocated to participating securities (non-vested shares and units) (b)	832	—
Net operating income (loss) attributable to common shareholders	$22,843	$(5,807)
Discontinued Operations:
Discontinued operations attributable to all shareholders	—	878
Less: Amounts allocated to participating securities (nonvested shares and units) (b)	—	—
Discontinued operations attributable to common shareholders	$—	$878
Net income (loss)(c)	$22,843	$(4,929)

Share information:
Basic weighted average common shares(d)	17,305,866	17,069,455
Incremental shares from potential dilutive securities (e)	—	—
Diluted weighted average common shares	17,305,866	17,069,455

Basic earnings (loss) per share
Income (loss) from continuing operations(f)	$1.32	$(0.34)
Income from discontinued operations(g)	—	0.05
Net income (loss)	$1.32	$(0.29)

Diluted earnings (loss) per share
Income (loss) from continuing operations(f)	$1.32	$(0.34)
Income from discontinued operations(g)	—	0.05
Net income (loss)	$1.32	$(0.29)

(a)	Net operating income (loss) attributable to all shareholders.

(b)
Participating securities include 278,900 and 569,296 nonvested restricted stock for the years ended December 31, 2014 and 2013, as well as 413,288 and 371,502 RSUs for the years ended December 31, 2014 and 2013, respectively. Participating securities do not receive an allocation in periods when a loss is experienced.

(c)	Net income (loss) attributable to common shareholders.

(d)
Under the two-class method, basic weighted average common shares exclude outstanding nonvested participating securities consisting of restricted stock awards of 278,900 and  569,296 for the years ended December 31, 2014 and 2013, respectively.

(e)
Potential dilutive securities have not been included in the earnings (loss) per share computation in a period when a loss is experienced. At December 31, 2014 and 2013, the Company had 4,000 and 10,000 stock options outstanding, respectively, and 4,000 shares were potentially dilutive at December 31, 2014 and 10,000 stock options were potentially anti-dilutive at December 31, 2013. The 4,000 potentially dilutive shares at December 31, 2014 resulted in no incremental shares for the year ended December 31, 2014.

(f)	Income (loss) from continuing operations based on net income (loss) attributable to common shareholders.

(g)	Income from discontinued operations based on net loss attributable to common shareholders.

Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Pension Plan Items	Post-Employment Benefit Plan Items	Equity Method Investment Translation Adjustment and Post-Employment Benefit Adjustment	Total
Balance, December 31, 2012	$(627)	$429	$(35)	$(233)
Other comprehensive income before reclassifications	179	333	18	530
Amounts reclassified from accumulated other comprehensive income	71	(372)	—	(301)
Net 2013 other comprehensive income (loss)	250	(39)	18	229
Balance, December 31, 2013	$(377)	$390	$(17)	$(4)
Other comprehensive income (loss) before reclassifications	218	(1,620)	(15)	(1,417)
Amounts reclassified from accumulated other comprehensive income	(85)	774	—	689
Net 2014 other comprehensive income (loss)	133	(846)	(15)	(728)
Balance, December 31, 2014	$(244)	$(456)	$(32)	$(732)

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement of Operations
Pension Plan Items:
Recognized net actuarial loss	$20	(a)
Settlement loss	50	(a)
	70	Total before tax
	155	Tax benefit
	$(85)	Net of tax

Post Employment Benefit Items:
Amortization of prior service cost	$(369)	(a)
Recognized net actuarial loss	18	(a)
Plan amendment and curtailment	1,183
Recognition of prior service cost due to curtailment	(52)
	780	Total before tax
	6	Tax benefit
	$774	Net of tax

Reclassifications for 2014	$689	Net of tax

(a)	These accumulated other comprehensive income components are included in the computation of net period pension cost. See Note 8: Employee Benefit Plans for additional details.

NOTE 7:	COMMITMENTS AND CONTINGENCIES

Commitments

The Company has separate grain supply agreements to purchase its grain requirements for its Indiana and Atchison facilities, each through a single supplier.  These grain supply agreements expire December 31, 2017.  At December 31, 2014, the Company had commitments to purchase grain to be used in operations through January 2016 totaling $42,656.

The Company has commitments to purchase natural gas needed in the production at fixed prices at various dates through November 2015.  The commitment for these contracts at December 31, 2014 totaled $12,841.

The Company has a supply contract for flour for use in the production of protein and starch ingredients.  The term of the agreement, as amended, expires October 23, 2015.  At December 31, 2014, the Company had purchase commitments aggregating $6,402 through December 2015.

At December 31, 2014, the Company had contracts to acquire capital assets of approximately $584. Subsequent to December 31, 2014, the Company entered to into a purchase commitment of $5,439 to replace the dryers damaged at the Indiana facility.

Contingencies

There are various legal proceedings involving the Company and its subsidiaries.  Management considers that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or overall trends in results of operations of the Company.

NOTE 8:	EMPLOYEE BENEFIT PLANS

401(k) Plans.  The Company has established 401(k) profit sharing plans covering all employees after certain eligibility requirements are met.  Amounts charged to operations for employer contributions related to the plans totaled $1,029 and $1,004 for the years ended December 31, 2014 and 2013.

Pension Benefits.  In 2012, the Company merged its two partially funded, noncontributory qualified defined benefit pension plans, which cover substantially all union employees and certain former employees. The benefits under these pension plans are based upon years of qualified credited service; however benefit accruals under the plans were frozen. The Company’s funding policy is to contribute annually not less than the regulatory minimum and not more than the maximum amount deductible for income tax purposes.  The measurement date is December 31.

The Company is taking steps to terminate the pension plan for employees covered under collective bargaining agreements. The projected additional funding cost to the Company to terminate the plans is approximately $716. The additional funding cost will be recognized immediately in the period that the pension benefit plan distribution is fully executed.

The Society of Actuaries released its final reports of the pension plan RP-2014 Mortality Tables and the Mortality Improvement Scale MP-2014 on October 27, 2014.  Although new mortality tables were released, the Internal Revenue Service has stated that it will continue to use the 2000 tables through calendar 2015. Because the pension benefit plan is in process of termination, the actuarial valuation of the pension benefit plan assumes that all remaining assets of the plan will be distributed to plan participants or transferred to an insurer during 2015, followed by the closing of the pension trust account, so the new mortality tables were not adopted.

Post-Employment Benefits.  The Company sponsors life insurance coverage as well as medical benefits, including prescription drug coverage, to certain retired employees and their spouses.  During the year ended December 31, 2014, the Company made a change to the plan to terminate post-employment health care and life insurance benefits for all union employees except for a specified grandfathered group.  At December 31, 2014 the plan covered 187 participants, both active and retired.  The post-employment health care benefit is contributory for spouses under certain circumstances.  Otherwise, participant contribution premiums are not required.  The health care plan contains fixed deductibles, co-pays, coinsurance and out-of-pocket limitations.  The life insurance segment of the plan is noncontributory and is available to retirees only.

The Company funds the post-employment benefit on a pay-as-you-go basis, and there are no assets that have been segregated and restricted to provide for post-employment benefits.  Benefit eligibility for the current remaining grandfathered active group (36 employees) is age 62 and five years of service. The Company pays claims and premiums as they are submitted.  The Company provides varied levels of benefits to participants depending upon the date of retirement and the location in which the employee worked.  An older group of grandfathered retirees receives lifetime health care coverage.  All other retirees receive coverage to age 65 through continuation of the Company group medical plan and a lump sum advance premium to the MediGap carrier of the retiree’s choice.  Life insurance is available over the lifetime of the retiree in all cases.

The Society of Actuaries released its final reports of the pension plan RP-2014 Mortality Tables and the Mortality Improvement Scale MP-2014 on October 27, 2014.  The impact of this change in assumed mortality on post-employment benefits liability was included in the Company's post-employment plan valuation for the year ended December 31, 2014.

The Company’s measurement date is December 31.  The Company expects to contribute approximately $506, net of $28 of Medicare Part D subsidy receipts, to the plan in 2015.

The status of the Company’s plans at December 31, 2014 and 2013, was as follows:

	Pension Benefit Plans		Post-Employment Benefit Plan
	December 31,		December 31,
	2014	2013	2014	2013
Change in benefit obligation:
Beginning of year	$2,190	$2,690	$4,827	$5,700
Service cost	—	—	72	127
Interest cost	87	83	149	165
Actuarial loss (gain)	35	(241)	1,632	(558)
Negative plan amendment benefit	—	—	(1,183)	—
Benefits paid	(296)	(342)	(571)	(607)
Benefit obligation at end of year	$2,016	$2,190	$4,926	$4,827

The following table shows the change in plan assets:

	Pension Benefit Plans
	December 31,
	2014	2013
Fair value of plan assets at beginning of year	$1,550	$1,720
Actual return on plan assets	46	172
Employer contributions	—	—
Benefits paid	(296)	(342)
Fair value of plan assets at end of year	$1,300	$1,550

Assumptions used to determine accumulated benefit obligations as of the year-end were:

	Pension Benefit Plans		Post-Employment Benefit Plan
	Year Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013
Discount rate	3.58%	4.11%	2.99%	3.95%
Measurement date	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013

Assumptions used to determine net benefit cost for the years ended December 31, 2014 and 2013 were:

	Pension Benefit Plans		Post-Employment Benefit Plan
	Year Ended December 31,		Year Ended December 31,
	2014	2013	2014		2013
Expected return on Assets	7.00%	7.00%	—		—
Discount rate	4.11%	3.19%	3.95 / 3.39%	(a)	2.98%
Average compensation increase	n/a	n/a	n/a		n/a

(a)	The pension benefit plan was amended effective April 16, 2014 requiring a re-measurement valuation. The discount rate for 2014 was based on measurement dates of December 31, 2013 and April 16, 2014.

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

Components of net benefit cost are as follows:

	Pension Benefit Plans		Post-Employment Benefit Plan
	Year Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013
Service cost	$—	$—	$72	$127
Interest cost	87	83	149	165
Expected return on assets	(104)	(114)	—	—
Amortization of prior service cost	—	—	(369)	(647)
Recognized net actuarial loss	21	66	18	28
Settlement losses	50	52	—	—
Net benefit cost	$54	$87	$(130)	$(327)

Changes in plan assets and benefit obligations recognized in other comprehensive income (loss) are as follows:

	Pension Benefit Plans		Post-Employment Benefit Plan
	Year Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013
Net actuarial (loss) gain	$(92)	$298	$(1,632)	$558
Settlement losses	50	52	—	—
Plan amendment and curtailment	—	—	1,183	—
Recognized net actuarial loss	20	66	18	28
Amortization of prior service cost	—	—	(369)	(647)
Recognition of prior service cost due to curtailments	—	—	(52)	—
Total other comprehensive income (loss), pre-tax	(22)	416	(852)	(61)
Income tax expense (benefit)	(155)	166	(6)	(22)
Total other comprehensive income (loss), net of tax	$133	$250	$(846)	$(39)

Amounts recognized in the Consolidated Balance Sheets are as follows:

	Pension Benefit Plans		Post-Employment Benefit Plan
	As of December 31,		As of December 31,
	2014	2013	2014	2013
Accrued expenses	$—	$—	$(506)	$(405)
Other non-current liabilities	(716)	(640)	—	—
Accrued retirement benefits	—	—	(4,420)	(4,422)
Net amount recognized	$(716)	$(640)	$(4,926)	$(4,827)

The estimated amount that will be recognized from accumulated other comprehensive income (loss) into net periodic benefit cost during the year ended December 31, 2015 is as follows:

	Pension Benefit Plans	Post-Employment Benefit Plan
Actuarial net loss	$(25)	$(278)
Net prior service credits	—	339
Net amount recognized	$(25)	$61

The assumed average annual rate of increase in the per capita cost of covered benefits (health care cost trend rate) is as follows:

	Post-Employment Benefit Plan
	Year Ended December 31,
	2014		2013
	Pre-Age 65	Age 65 and older	Pre-Age 65	Age 65 and older
Health care cost trend rate	8.00%	7.00%	8.00%	6.50%
Ultimate trend rate	5.00%	5.00%	5.00%	5.00%
Year rate reaches ultimate trend rate	2028	2024	2027	2021

A one percentage point increase (decrease) in the assumed health care cost trend rate would have increased (decreased) the accumulated benefit obligation by $194 ($180) at December 31, 2014, and the service and interest cost would have increased (decreased) by $11 ($11) for the year ended December 31, 2014.

As of December 31, 2014, the following expected benefit payments (net of Medicare Part D subsidiary for Post-Employment Benefit Plan Payments), and the related expected subsidy receipts which reflect expected future service, as appropriate, are expected to be paid to plan participants:

	Pension Benefit Plan	Post-Employment Benefit Plan
	Expected Benefit Payments (a)	Expected Benefit Payments	Expected Subsidy Receipts
2015	$2,016	$534	$28
2016	—	512	25
2017	—	498	24
2018	—	501	23
2019	—	518	22
2020-2024	—	2,194	88
Total	$2,016	$4,757	$210

(a)	This expected pay-out schedule anticipates the termination of the pension benefit plan during 2015.

The weighted average asset allocation by asset category is as follows:

	Pension Benefit Plan
	As of December 31,
Asset Category	2014	2013
Cash and cash equivalents	58%	36%
Equity Securities	26%	47%
Debt Securities	12%	11%
Other	4%	6%
Total	100%	100%

The Company’s investment strategy is based on an expectation that equity securities will outperform debt securities over the long term.  Accordingly, the composition of the Company’s plan assets is broadly characterized as a 60 percent/30 percent/10 percent allocation between equity, debt and other securities.  The strategy utilizes a diversified equity approach using multiple asset classes.  The fixed income portion is actively managed investment grade debt securities (which constitute 80 percent or more of debt securities) with a lesser allocation to high-yield, international, inflation-protected, and rising rate debt securities.  Of the lesser allocation, any one debt category will be no greater than 10 percent of the total debt portfolio.  The portfolio may also utilize alternative assets to mitigate risk in the portfolio.

The Company further mitigates investment risk by rebalancing between equity and debt classes to maintain allocation parameters to be within approximately +/-10 percent of established targets.  This is done to handle changes in asset allocation caused by Company contributions, monthly benefit payments, and general market volatility.  At December 31, 2014, the Company held 58 percent of its investments in cash due to anticipated benefit payments to be made during 2015.

The following table sets forth the Company’s pension benefit plan assets as of December 31, 2014, by level within the fair value hierarchy.

	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$753	$—	$—	$753
Equity Securities:
Domestic equity securities	332	—	—	332
Fixed income securities:
Investment grade domestic bonds	162	—	—	162
Other	53	—	—	53
Total	$1,300	$—	$—	$1,300

The following table sets forth the Company’s pension benefit plan assets as of December 31, 2013, by level within the fair value hierarchy.

	Fair Value Measurements at December 31, 2013
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$556	$—	$—	$556
Equity Securities:
Domestic equity securities	566	—	—	566
International equity securities	156	—	—	156
Fixed income securities:
Investment grade domestic bonds	167	—	—	167
Other	105	—	—	105
Total	$1,550	$—	$—	$1,550

Level 1 assets are valued based on quoted prices in active markets for identical securities. The majority of Level 1 assets listed above include exchange traded index funds, bond funds and mutual funds.

Equity-Based Compensation Plans.  As of December 31, 2014, the Company was authorized to issue 40,000,000 shares of Common Stock.  In connection with the Reorganization, the Company retired its treasury stock, which historically had been used for issuance of Common Stock under the Company’s equity-based compensation plans.  In conjunction with the Reorganization, the holding company adopted all of the shareholder-approved equity-based compensation plans that were active at the time, including the 2004 Plan, the Directors' Option Plan and the Non-Employee Directors' Restricted Stock Plan (the "Directors' Stock Plan"). With the retirement of treasury shares, the Company reserved certain authorized shares for issuance of Common Stock under the adopted equity-based compensation plans. As of December 31, 2014, the remaining balance of reserved authorized shares for issuance under these plans was 4,000 (see Note 6: Equity and Earnings (Loss) Per Share). The Company began to accumulate treasury stock again in fiscal 2012 and had a treasury share balance of 441,406 at December 31, 2014.

The Company currently has two active equity-based compensation plans: the Employee Equity Incentive Plan of 2014 (the "2014 Plan") and the Non-Employee Director Equity Incentive Plan (the "Directors' Plan"). The plans were approved by shareholders at the Company's annual meeting in May 2014. The 2014 Plan replaced the 2004 Plan, although the 2004 Plan had a remaining balance of 278,900 nonvested outstanding awards at December 31, 2014. The Directors' Plan replaced the Directors' Option Plan and the Directors' Stock Plan, although the Directors' Option Plan had a remaining balance of 4,000 unexercised awards at December 31, 2014.

The Company’s equity-based compensation plans provide for the awarding of stock options, stock appreciation rights, shares of restricted stock and RSUs for senior executives and salaried employees as well as outside directors.  Compensation expense related to restricted stock awards is based on the market price of the stock on the date the Board of Directors communicates the approved award and is amortized over the vesting period of the restricted stock award. The Consolidated Statement of Operations for the years ended December 31, 2014 and 2013, reflects share-based compensation costs of $931 and $932, respectively, related to these plans.

At the Company's annual meeting in May 2014, shareholders also approved a new Employee Stock Purchase Plan (the "ESPP Plan") with 300,000 shares registered for employee purchase. The new ESPP Plan is not yet active.

2014 Plan

The 2014 Plan, with 1,500,000 shares registered for future grants, provides that vesting occurs pursuant to the time period specified in the particular award agreement approved for that issuance of RSUs, which is to be not less than three years unless vesting is accelerated due to the occurrence of certain events. The compensation expense related to awards granted under the 2014 Plan is based on the market price of the stock on the date the Board of Directors approves the grant and is amortized over the vesting period of the Restricted Stock award. As of December 31, 2014, 17,000 shares were granted of the 1,500,000 shares approved for grants under the 2014 Plan.

Directors' Plan

The Director's Plan, with 300,000 shares registered for future grants, provides that vesting occurs pursuant to the time period specified in the particular award agreement approved for that issuance of RSUs, which is not less than one year unless vesting is accelerated due to the occurrence of certain events.  In May 2014, 16,360 shares were granted to non-employee directors in the form of RSUs. The vesting of these awards was accelerated and occurred on December 16, 2014 following approval by the Company's Board of Directors.  The compensation expense related to awards granted under the Directors' Plan is based on the market price of the stock on the date the Board of Directors approves the grant and was amortized over the accelerated vesting period. As of December 31, 2014, 16,360 shares were granted of the 300,000 shares approved for grants under the Directors' Plan.

2004 Plan

Under the 2004 Plan, as amended, the Company granted incentives (including stock options and restricted stock awards) for up to 2,680,000 shares of the Company’s common stock to salaried, full time employees, including executive officers.  The term of each award generally was determined by the committee of the Board of Directors charged with administering the 2004 Plan.  Under the terms of the 2004 Plan, any options granted were non-qualified stock options, exercisable within ten years and had an exercise price of not less than the fair value of the Company’s common stock on the date of the grant.  As of December 31, 2014, no stock options and 278,900 unvested restricted stock shares (net of forfeitures) remained under the 2004 Plan.  As of December 31, 2014, no restricted stock awards were available for future grants under the 2004 Plan.

In connection with the Reorganization, the 2004 Plan was amended to provide for grants in the form of RSUs.  The awards entitle participants to receive shares of stock following the end of a 5-year vesting period.  Full or pro-rata accelerated vesting generally might occur upon a "change in the ownership" of the Company or the subsidiary for which a participant performed services, a "change in effective control" of the Company or a "change in the ownership of a substantial portion of the assets" of the Company (in each case, generally as defined in the Treasury regulations under Section 409A of the Internal Revenue Code), or if employment of a participant is terminated as a result of death, disability, retirement or termination without cause.  Participants have no voting of dividend rights under the awards that were granted; however, the awards provide for payment of dividend equivalents when dividends are paid to stockholders.  As of December 31, 2014, 396,288 unvested RSUs remained under the 2004 Plan.  As of December 31, 2014, no RSU awards were available for future grants under the 2004 Plan.

On August 8, 2013, the Board of Directors approved modification of certain provisions related to vesting for all restricted stock and restricted unit awards that were awarded under the 2004 Plan. The modifications provided that a pro-rata portion of each restricted stock and RSU award granted under the 2004 Plan would, in addition to vesting in accordance with the terms previously provided therein, vest with respect to a pro-rata portion of such grant, upon the occurrence of the Employment Agreement Change in Control.  The modification applies to all employee restricted stock awards and RSU holders, not just executive officers.  The modification also provided that all restricted stock awards and RSUs previously awarded to employees shall vest, to the maximum extent provided under the terms of the prior restricted stock award and RSU award guidelines, upon the termination of employment by the Company without Cause.

Directors' Option Plan

Under the Directors' Option Plan, each non-employee or "outside" director of the Company received on the day after each annual meeting of stockholders an option to purchase 2,000 shares of the Company’s common stock at a price equal to the fair market value of the Company’s common stock on such date.  The fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model. Options became exercisable on the 184th day following the date of grant and expired no later than ten years after the date of grant.  Subject to certain adjustments, a total of 180,000 shares were reserved for annual grants under the plan. The Directors' Option Plan expired in 2006 and, as of December 31, 2014, no stock options were available for future grants under the Directors' Option Plan. At December 31, 2014, 4,000 unexercised stock options remained under the Directors’ Option Plan.

Directors’ Stock Plan

Under the Directors’ Stock Plan, which was approved by stockholders at the 2006 annual meeting, as amended, the Company could grant incentives for up to 175,000 shares of the Company’s common stock to outside directors.  The plan allowed for grants to be made on the first business day following the date of each annual meeting of stockholders, whereby each non-employee director was awarded restricted stock with a fair market value as determined on the first business day following the annual meeting.  The shares awarded became fully vested upon the occurrence of one of the following events  (1) the third anniversary of the award date, (2) the death of the director, or (3) a change in control, as defined in the Plan.  The Human Resources and Compensation Committee ("HRCC") could allow accelerated vesting in the event of specified terminations.

In connection with the Reorganization, the Directors’ Stock Plan was amended to provide for grants in the form of RSUs instead of restricted stock.  As of December 31, 2014, 106,923 restricted stock awards (vested and nonvested, net of forfeitures) had been granted under the Directors’ Stock Plan.  The awards entitle participants to receive shares of stock following the end of a 3-year vesting period.  Participants have no voting or dividend rights under the awards that were granted; however, the awards provide for payment of dividend equivalents when dividends are paid to stockholders.  As of December 31, 2014, 54,694 RSUs had been granted under the Directors’ Stock Plan and, by approval of the Company's Board of Directors on December 16, 2014, the vesting of all of the 54,694 RSUs was accelerated and occurred on that date.  As of December 31, 2014, no awards were available for future grants under the Directors’ Stock Plan.

A summary of the status of stock options awarded under the Company’s equity-based compensation plans as of December 31, 2014 and 2013 is presented below:

	Year Ended December 31,
	2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	10,000	$9.91	20,000	$9.30
Granted	—	—	—	—
Canceled/Forfeited	—	—	(10,000)	8.69
Exercised	6,000	9.54	—	—
Outstanding at end of year	4,000	$10.45	10,000	$9.91

At December 31, 2014, the aggregate intrinsic value of stock options outstanding and exercisable was $23. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s average closing stock price on the last ten trading days of the related fiscal period and the exercise price, multiplied by the number of related in-the-money options) that would have been received by the option holders had they exercised their options at the end of the period.  This amount changes based on the market value of the Company’s common stock.

Restricted Stock.  A summary of the status of restricted stock awarded under the Company’s equity-based compensation plans at December 31, 2014 and 2013 and changes during the periods then ended is presented below:

	Year Ended December 31,
	2014		2013
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Non vested balance at beginning of year	569,296	$5.26	933,887	$6.22
Granted	58,669	4.42	60,805	4.88
Forfeited	(206,282)	4.59	(181,687)	5.11
Vested	(142,783)	3.87	(243,709)	8.95
Non vested balance at end of year	278,900	$6.28	569,296	$5.26

During the years ended December 31, 2014 and 2013, the total fair value of restricted stock awards vested was $552 and $2,182, respectively.  As of December 31, 2014 there was $403 of total unrecognized compensation costs related to stock awards.  These costs are expected to be recognized over a weighted average period of approximately 1.2 years.

Restricted Stock Units.  A summary of the status of RSUs awarded under the Company’s equity-based compensation plans at December 31, 2014 and 2013 is presented below.

	Year Ended December 31,
	2014		2013
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Non vested balance at beginning of year	371,502	$4.34	423,264	$4.29
Granted	247,463	5.83	33,822	5.13
Forfeited	(135,104)	4.60	(71,223)	4.31
Vested	(70,573)	3.22	(14,361)	5.07
Non vested balance at end of year	413,288	$5.09	371,502	$4.34

During the years ended December 31, 2014 and 2013, the total fair value of RSU awards vested was $227 and $72, respectively. As of December 31, 2014 there was $1,450 of total unrecognized compensation costs related to RSU awards.  These costs are expected to be recognized over a weighted average period of approximately 3.6 years.

Annual Cash Incentive Plan.  In December 2011, the HRCC recommended and the Board of Directors approved the adoption of a new annual cash incentive plan.   This plan was amended and restated in December 2012 and applied to 2012 and subsequent years through 2013 ("2012 Cash Incentive Program").  For certain senior executives of the Company, the 2012 Cash Incentive Program functioned similarly to the prior modified economic profit ("MEP") program.  For other eligible participants, 50 percent of the target award was based on improvement in MEP and the remaining 50 percent was based on attainment of individual performance goals.  No incentive compensation was payable if growth was less than 50 percent of target.  If growth in MEP ranged between 50 percent and 100 percent of target, an equivalent percentage of targeted bonus that was based on MEP was paid.   If growth in MEP was over 100 percent of target, then an equivalent percentage of targeted MEP bonus was paid, but no bonus was paid in excess of 125 percent and the HRCC had discretion to limit the payout to 100 percent where growth in MEP over target ranged from 100 percent to 125 percent.  MEP improvement in excess of 100 percent that was not paid, if any, was carried over to the next plan year and was added to the growth in MEP for the following year to determine the amount of incentive compensation payable with respect to that year, unless the HRCC decided to carry over a lesser, or no, amount.

In the final month of each plan year, the HRCC could use projections of MEP and MEP growth performance to determine estimated annual incentive compensation payments to participants where the HRCC wished to make a 90 percent payment in such final month (a "December Payment").  After the financial results for the plan year were available, the annual incentive compensation payment of those participants who received a December Payment was calculated and a true-up payment for any remainder was paid.  In the event that a December Payment was in excess of the finally determined amount of actual incentive compensation, the participant was required to pay to the Company the amount of such excess payment within 15 days of the Company’s demand and the Company could elect to set-off any amount it otherwise owed to the participant by the amount of such excess.

Effective January 1, 2014, the Company adopted a new Short-Term Incentive Plan (the "STI Plan") to replace the 2012 Cash Incentive Program. The STI Plan is designed to motivate and retain the Company's officers and employees and tie their short-term incentive compensation to achievement of certain profitability goals by the Company. Pursuant to the STI Plan, short-term incentive compensation is dependent on the achievement of certain performance metrics by the Company, established by the Board of Directors. Each performance metric is calculated in accordance with the rules approved by the HRCC and the HRCC may adjust the results to eliminate unusual items. For the year ended December 31, 2014, such performance metrics were operating income (loss) (60 percent weighting), EBITDA (20 percent weighting), and cash earnings (loss) per share (20 percent weighting). Operating income (loss) is defined as reported GAAP operating income (loss) adjusted for certain discretionary items as determined by the Company's management ("adjusted operating income (loss)"). Adjusted operating income (loss) is detailed in Item 7. Management's Discussion and Analysis - Year Ended December 31, 2014 Compared To December 31, 2013 - Reconciliation Of Key Financial Metrics For Discretionary Items. EBITDA and cash earnings (loss) per share are detailed in our Proxy Statement. The HRCC determines the officers and employees eligible to participate under the STI Plan for the plan year as well as the target annual incentive compensation for each participant for each plan year.

In the final month of each plan year, the HRCC may use projections of the performance metrics for such plan year to determine estimated annual incentive compensation payments where the Human Resources and Compensation Committee wishes to make a 90 percent payment thereon in the final month of such plan year (a "December Payment"). After the financial results for the plan year are available, the annual incentive compensation payment of those participants who received December Payments shall be determined, and any unpaid amount thereof (net of the December Payment) shall be calculated (a "Remainder Payment"). In the event that a December Payment is in excess of the finally determined amount of actual incentive compensation, the participant shall be promptly notified thereof and the participant shall pay to the Company the amount of such excess payment within 15 days of the Company’s demand (or the Company may set-off any amount it otherwise owes to participant by the amount of such excess payment, at its election).

For the years ended December 31, 2014 and 2013, there was no December Payment related to the Annual Cash Incentive Plans and amounts expensed under the plans totaled $3,166 and $3,111, for the years ended December 31, 2014 and 2013, respectively.

NOTE 9:	RESTRUCTURING AND SEVERANCE COSTS

On December 3, 2013, the Company entered into a Settlement and Mutual Release Agreement ("Settlement Agreement"), pursuant to which the Company terminated its Chief Executive Officer and President, Timothy W. Newkirk. In connection with the Settlement Agreement, the Company agreed to pay Mr. Newkirk severance costs totaling $714. The Company also entered into a Transition Services Agreement (the "Services Agreement"), which obligated the Company to pay Mr. Newkirk up to $201, exclusive of out-of-pocket expenses. All such costs were expensed during 2013 and paid in 2014.

Certain other members of senior management were also terminated in 2014 and 2013, which resulted in severance costs expensed in each year of $189 and $587, respectively.

During fiscal 2009, the Company restructured its business, resulting in accruals for various restructuring activities including severance costs and lease termination charges among other items.

Activity related to restructuring and all severance costs is detailed below.

	Year Ended December 31,
	2014	2013
Balance at beginning of year	$1,277	$484
Provision for additional expense(a)	406	1,525
Payments and adjustments	(1,475)	(732)
Balance at end of year	$208	$1,277

(a)	Severance costs are included in the caption Selling, General and Administrative Expenses on the Consolidated Statements of Operations.

NOTE 10:	CONCENTRATIONS

Significant customers.  For the years ended December 31, 2014 and 2013, the Company did not have sales to any individual customer that accounted for more than 10 percent of consolidated net sales.  During the years ended December 31, 2014 and 2013, the Company’s ten largest customers accounted for approximately 46 percent and 44 percent of consolidated net sales, respectively.

Significant suppliers. For the year ended December 31, 2014, the Company had purchases from one grain supplier that approximated 35 percent of consolidated purchases.  In addition, the Company’s 10 largest suppliers accounted for approximately 70 percent of consolidated purchases.

For the year ended December 31, 2013, the Company had purchases from one grain supplier that approximated 50 percent of consolidated purchases.  In addition, the Company’s 10 largest suppliers accounted for approximately 77 percent of consolidated purchases.

Workforce subject to collective bargaining.  As of December 31, 2014, the Company had 268 employees. A collective bargaining agreement covering 95 employees at the Atchison facility, was due to expire on August 31, 2014 and was renewed until August 31, 2019. Another collective bargaining agreement covering 48 employees at the Indiana facility expires on December 31, 2017. As of December 31, 2013, the Company had 268 employees, 145 of whom are covered by collective bargaining agreements with two labor unions.

NOTE 11:	OPERATING SEGMENTS

The Company’s operations were historically classified into three reportable segments:  distillery products and ingredient solutions and other. February 8, 2013, the Company sold all of the assets included in its other segment, or its bioplastics manufacturing business, including all of the Company’s assets at its bioplastics manufacturing facility in Onaga, Kansas and certain assets of the Company’s extruder bio-resin laboratory located in Atchison, Kansas.  The sale was initiated by the buyer and, up until near the time of close, there was uncertainty that the buyer would obtain financing.  The sales price totaled $2,797 and resulted in a gain, net of tax, of approximately $878 that was recognized as a gain on sale of discontinued operations for the year ended December 31, 2013. The remaining income statement activity for the year ended December 31, 2013 are not presented as discontinued operations due to their immateriality relative to the consolidated financial statements as a whole. At December 31, 2014, the Company had two remaining segments: distillery products and ingredient solutions.

The distillery products segment consists of food grade alcohol, along with fuel grade alcohol, distillers feed, and corn oil, which are co-products of our distillery operations. Ingredient solutions consists of specialty starches and proteins, commodity starch and commodity proteins.  The other segment products were resins, plant-based polymers and composites manufactured through the further processing of certain of our proteins and starches and wood.

Operating profit (loss) for each segment is based on net sales less identifiable operating expenses.  Non-direct selling, general and administrative expenses, interest expense, earnings from our equity method investments, other special charges and other general miscellaneous expenses have been excluded from segment operations and classified as Corporate.  Receivables, inventories and equipment have been identified with the segments to which they relate.  All other assets are considered as Corporate.

	Year Ended December 31,
	2014	2013
Net sales to customers:
Distillery products	$256,561	$264,098
Ingredient solutions	56,842	58,967
Other(a)	—	199
Total	$313,403	$323,264

Gross profit:
Distillery products	$22,332	$14,309
Ingredient solutions	6,099	6,986
Other(a)	—	(56)
Total	$28,431	$21,239

Depreciation and amortization:
Distillery products	$8,510	$8,209
Ingredient solutions	2,316	2,322
Other(a)	—	21
Corporate	1,499	1,457
Total	$12,325	$12,009

Income (loss) from continuing operations before income taxes:
Distillery products	$28,701	$11,987
Ingredient solutions	3,939	4,503
Other(a)	—	(90)
Corporate	(6,700)	(22,921)
Total	$25,940	$(6,521)

(a)	Assets from this segment were sold February 8, 2013 as previously described.

	December 31,
	2014	2013
Identifiable Assets
Distillery products	$98,791	$97,875
Ingredient solutions	23,324	24,954
Other(a)	—	—
Corporate	38,484	28,500
Total	$160,599	$151,329

(a)	Assets from this segment were sold February 8, 2013 as previously described.

Information about the Company's capital expenditures, by segment, is as follows:

	Year Ended December 31,
	2014	2013
Distillery products	$4,663	$5,594
Ingredient solutions	358	1,110
Other (a)	—	—
Corporate	830	1,179
Total	$5,851	$7,883

(a)	Significant assets from this segment were sold February 8, 2013 as previously described.

Revenue from foreign sources totaled $16,306 and $12,665, for the years ended December 31, 2014 and 2013, respectively, and is largely derived from Japan and Canada.  There is an immaterial amount of assets located in foreign countries.

NOTE 12:	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2014	2013
Non-cash investing and financing activities:
Purchase of property and equipment in Accounts Payable	$574	$1,675
Additional cash payment information:
Interest paid	903	1,286
Income tax (paid)/ refunds received	(146)	(254)
Decrease in revolving credit facility/increase in fixed asset sub-line facility	7,004	—

NOTE 13:	DERIVATIVE INSTRUMENTS

Certain commodities the Company uses in its production process are exposed to market price risk due to volatility in the prices for those commodities.  The Company's grain supply contract for its Indiana and Atchison facilities permits the Company to purchase corn for delivery up to 12 months into the future at negotiated prices.  The pricing for these contracts is based on a formula using several factors.  The Company has determined that the firm commitments to purchase corn under the terms of these contracts meet the normal purchases and sales exception as defined under ASC 815, Derivatives and Hedging , and has excluded the fair value of these commitments from recognition within its consolidated financial statements until the actual contracts are physically settled.

The Company’s production process also involves the use of flour and natural gas. The contracts for flour and natural gas range from monthly contracts to multi-year supply arrangements; however, because the quantities involved have always been for amounts to be consumed within the normal expected production process, the Company has determined that these contracts meet the criteria for the normal purchases and sales exception and have excluded the fair value of these commitments from recognition within its consolidated financial statements until the actual contracts are physically settled. See Note 7: Commitments and Contingencies for a discussion of the Company’s grain, flour and natural gas purchase commitments.

NOTE 14:	RELATED PARTY TRANSACTIONS

Information related to the Company’s related party transactions is as follows:

Transactions with ICP and ICP Holdings

The Company has various agreements with ICP and ICP Holdings, including a Contribution Agreement, an LLC Interest Purchase Agreement, and a Limited Liability Company Agreement.

As of December 31, 2014 and 2013, the Company recorded $3,333 and $1,204, respectively, of amounts due to ICP that are included in the Accounts payable to affiliate, net, caption on the accompanying Consolidated Balance Sheets and purchased approximately $34,615 and $7,736, respectively, of product from ICP during the years ended December 31, 2014 and 2013, respectively, that are included in the Cost of sales caption on the Consolidated Statements of Operations.

On December 4, 2014, the Company received a $4,835 distribution from ICP.

As of December 31, 2013, Randall M. Schrick served as the Interim Co-Chief Executive Officer and Vice President of Engineering of the Company and served as President of ICP from November 2009 to December 2011. As of December 31, 2014, Mr. Schrick served as Vice President, Production and Engineering of the Company.

Proxy contest and related matters

On May 23, 2013, the Company was unable to hold its annual meeting of stockholders ("Annual Meeting") due to a lack of quorum of outstanding shares of preferred stock. On July 10, 2013 certain common and preferred stockholders (referred to as the "Cray Group") launched a proxy contest to elect two alternative directors to the board and to seek approval of several corporate governance matters.

In June 2013, the Company filed suit against the co-trustees of the MGP Ingredients Inc. Voting Trust (the "Voting Trust") and the Cray Family Trust (the "Family Trust"), which owned a majority of the Company’s outstanding preferred stock, seeking judicial clarification as to the proper trustees of the Voting Trust. The former Chief Executive Officer of the Company, Timothy W. Newkirk, who was a trustee of the Family Trust, sued the trustees of the Voting Trust for the same purposes. The Voting Trust and Family Trust were each dissolved in September 2013.
During the course of the proxy contest, certain members of the Cray Group sued the Company (a) in order to force the Annual Meeting to be reconvened prior to resolution of the Trust litigation, (b) for access to the Company’s list of stockholders, and (c) to challenge the formation and actions of a Special Committee of the Board of Directors charged to review Strategic Alternatives.
On December 3, 2013, the Company and each of the directors at that time entered into a Settlement Agreement and Mutual Release Agreement ("Settlement Agreement") with the Cray Group, which provided for the dismissal with prejudice of all claims brought by any party and the termination without cause of Mr. Newkirk’s employment as Chief Executive Officer, and established a date to reconvene the Annual Meeting, among other matters described therein. The Company incurred $3,701 of expenses related to these related matters. The Cray Group was also entitled to reimbursement of reasonable out-of-pocket expenses up to a cap of $1,775. The Cray Group submitted reimbursement requests for $1,764, which the Company fully accrued at December 31, 2013 and fully paid in 2014. Such costs are included in the caption Selling, General and Administrative Expenses on the Consolidated Statement of Operations. Pursuant to the terms of Mr. Newkirk’s Employment Agreement and a Transition Services Agreement, $915 of severance and fees are due to the Company's terminated Chief Executive Officer, Mr. Newkirk, as further described in Note 9: Restructuring and Severance Costs.
Long term debt

On July 20, 2009, Union State Bank - Bank of Atchison ("Bank of Atchison"), which previously loaned the Company $1,500, agreed to lend the Company an additional $2,000.  The Company’s former President and Chief Executive Officer, Mr. Newkirk, is a director of the Bank of Atchison.  At December 31, 2014 and 2013, the Company had $404 and $746 outstanding, respectively, on a 6.76% Secured Promissory Note, due monthly to July 2016.

NOTE 15:	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40). The ASU provides guidance in accounting principles generally accepted in the United States of America about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  This ASU is not expected to have a significant impact on the Company’s financial statements.

NOTE 16:	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year Ended December 31, 2014(a) (b) (c)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Sales	$83,901	$83,966	$85,903	$84,582
Less: excise tax	7,576	6,451	5,336	5,586
Net sales	76,325	77,515	80,567	78,996
Cost of sales	70,314	70,204	72,259	72,195
Gross profit	6,011	7,311	8,308	6,801

Selling, general and administrative	4,897	4,966	5,166	5,072
Insurance recoveries (Note 17)	(7,067)	(1,293)	70	—
Other operating costs and loss on sale of assets, net	—	1	—	—
Operating income	8,181	3,637	3,072	1,729

Interest expense	(201)	(199)	(218)	(198)
Equity in earnings (Note 3)	2,850	1,621	2,331	3,335
Income from continuing operations before income taxes	10,830	5,059	5,185	4,866

Provision (benefit) for income taxes (Note 5)	3,267	(1,169)	86	81
Net income from continuing operations	7,563	6,228	5,099	4,785

Discontinued Operations, net of tax (Note 11)	—	—	—	—
Net income	$7,563	$6,228	$5,099	$4,785

Basic and diluted earnings per share data
Income from continuing operations	$0.42	$0.34	$0.28	$0.26
Income from discontinued operations	—	—	—	—
Net income	$0.42	$0.34	$0.28	$0.26

Dividends per Common Share	$—	$—	$—	$0.05

(a)
Net income was positively/(negatively) impacted during the second, third and fourth quarters of the year ended December 31, 2014 by $(120), $1,940, and $6,778, respectively as result of insurance recoveries. Certain immaterial amounts related to the accounting for insurance recoveries recorded during the second quarter were reclassified during the third quarter. The results above for the second quarter reflect these immaterial reclassifications. See discussion on this matter at Note 17: Property and Business Interruption Insurance Claims and Recoveries.

(b)
Net income was positively impacted during the third and fourth quarters of the year ended December 31, 2014 by $1,215, and $104, respectively, as result of a release of the valuation allowance related to deferred tax assets. See discussion on this matter at Note 5: Income Taxes.

(c)	Total basic and diluted earnings per share for the quarters, when aggregated, do not equal the annual amounts of $1.32 and $1.32, respectively, due to rounding.

	Year Ended December 31, 2013(a) (b) (c) (d)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Sales	$80,936	$80,709	$83,707	$88,718
Less: excise taxes	3,642	538	4,312	2,314
Net sales	77,294	80,171	79,395	86,404
Cost of sales	69,380	79,356	74,114	79,175
Gross profit	7,914	815	5,281	7,229

Selling, general and administrative expenses	8,797	6,760	4,770	5,875
Other operating costs and (gains) losses on sale of assets	177	1	—	58
Operating income (loss)	(1,060)	(5,946)	511	1,296

Interest income (expense), net	(289)	(269)	(277)	(283)
Equity in earnings (loss) (Note 3)	758	(91)	71	(942)
Income (loss) from continuing operations before income taxes	(591)	(6,306)	305	71

Provision (benefit) for income taxes (Note 5)	(758)	19	25	—
Net income (loss) from continuing operations	167	(6,325)	280	71

Discontinued operations, net of tax (Note 11)	(528)	—	—	1,406
Net income (loss)	$(361)	$(6,325)	$280	$1,477

Basic and diluted earnings (loss) per share(e)
Income (loss) from continuing operations	$0.01	$(0.37)	$0.02	$—
Income from discontinued operations	(0.03)	—	—	0.08
Net income (loss)	$(0.02)	$(0.37)	$0.02	$0.08

Dividends per common share	$—	$—	$—	$0.05

(a)	Net loss for the fourth quarter includes $528 of income tax expense related to the gain on sale of discontinued operations.

(b)	Net income for the first quarter includes a $1,406 gain, net of tax, on sale of discontinued operations. See discussion on this matter at Note 11: Operating Segments.

(c)
Net income (loss) for the second, third and fourth quarters include $259, $1,802, and $3,404, respectively of expense related to the governance, proxy dispute and related matters. See discussion on this matter at Note 14: Related Party Transactions.

(d)	Net income (loss) for the fourth quarter includes $1,525 of expense related to the severance costs. See discussion on this matter at Note 9: Restructuring and Severance Costs.

(e)	For the third and fourth quarters, under the two class method, the losses were fully allocated common stock.

NOTE 17:	PROPERTY AND BUSINESS INTERRUPTION INSURANCE CLAIMS AND RECOVERIES

During January 2014, the Company experienced a fire at its Indiana facility.  The fire damaged certain equipment in the feed dryer house and caused a temporary loss of production. The fire did not impact the Company's own or customer-owned warehoused inventory. By the end of February the facility was at pre-fire production levels. We wrote off $160 of damaged assets, which is included in Insurance recoveries on the Consolidated Statement of Operations for the year ended December 31, 2014, and incurred $447 of out-of-pocket expenses related to interruption of business, which are included as a reduction to Cost of sales on the Consolidated Statement of Operations for the year ended December 31, 2014.

During the year ended December 31, 2014, the Company received $9,375 of insurance recoveries. In December 2014, the Company negotiated a final settlement with its insurance carrier to close this claim. As part of the settlement, the Company assumed the risk of all future business interruption until permanent repairs are completed, which is expected by the end of 2015.

During October 2014, the Company experienced a fire at its Atchison facility.  Certain equipment in the facility's feed drying operations was damaged, but repairable, and the Company experienced a seven-day temporary loss of production. The Company incurred $170 of out-of-pocket expenses to repair this equipment. These costs are considered business interruption costs which are included as a reduction to Cost of sales on the Consolidated Statement of Operations for the year ended December 31, 2014. The Company is currently working with its insurance carrier to determine the coverage for equipment damage and business interruption losses.

Detail of the activities related to the property and business interruption insurance claims and recoveries, and where the net impacts are recorded on the Consolidated Statement of Operations, is as follows:

	Year Ended December 31,
	January Fire (Indiana Facility)	October Fire (Atchison Facility)	Total
Total insurance recoveries	$9,375	$—	$9,375
Insurance recoveries - interruption of business	$925	$—	$925
Less: out-of-pocket expenses related to interruption of business in Cost of Sales	447	170	617
Net reduction (increase) to Cost of Sales	$478	$(170)	$308

Insurance recoveries - property damage	$8,450	$—	$8,450
Less: Net book value of property loss in Insurance Recoveries	160	—	160
Insurance Recoveries	$8,290	$—	$8,290

NOTE 18:	SUBSEQUENT EVENTS

Purchase Commitment

On January 9, 2015, the Company entered into a purchase commitment totaling $5,439 for the replacement of the dryers damaged in the January 2014 fire at the Company's Indiana facility.

Dividend Declaration

On February 27, 2015, the Board of Directors declared a dividend payable to stockholders of record as of March 26, 2015, of the Company's Common Stock and a dividend equivalent payable to holders of RSUs as of March 26, 2015, of $0.06 per share and per unit.  The dividend payment and dividend equivalent payment will be paid on April 21, 2015.

Credit Agreement

On February 27, 2015, the Company, as a guarantor and a party, and its subsidiaries MGPI Processing, Inc., MGPI Pipeline, Inc. and MGPI of Indiana, LLC as the “Borrowers,” entered into a five year, $80,000 revolving loan pursuant to a Second Amended and Restated Credit Agreement and associated schedules (the “Restated Credit Agreement”) with Wells Fargo Bank, National Association, as Administrative Agent (the “Agent”). The Restated Credit Agreement amends and restates the Company’s existing revolving credit facility under the Amended and Restated Credit Agreement between the Company and Wells Fargo Bank, National Association, as Lender, dated November 2, 2012, as amended. The Restated Credit Agreement differs from the Company’s prior revolving loan agreement by (i) increasing amount available under the revolving credit facility to $80,000, (ii) extending the maturity date to February 27, 2020, (iii) providing for the addition of U.S. Bank, National Association, as a lender, and (iv) reductions in certain applicable interest rates, and (v)  incorporating other modifications consistent with the increase in the loan amount and to reflect Wells Fargo’s status as the Agent. A copy of the executed Restated Credit Agreement is attached hereto as Exhibit 10.30 and is incorporated by reference into this description of the Restated Credit Agreement. The loan fees incurred by the Company related to the Restated Credit Amendment through March 5, 2015 were $211.

Stock Repurchase

On February 27, 2015, the Board of Directors of the Company authorized the purchase of up to $3,500,000 market value of the Company's common stock. Pursuant to the authorization, the Company is permitted to purchase its shares from time to time on the open market or in privately negotiated transactions.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of our fiscal year, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

REPORT ON INTERNAL CONTROLS

At June 30, 2014 the Company determined that it will cease to qualify for smaller reporting company SEC filing status and will transition to accelerated filing status disclosure requirements for the period ended March 31, 2015, per Item 10(f) of Regulation S-K. The Company is filing this Form 10-K for the year ended December 31, 2014 in compliance with the accelerated filer deadline, per SEC Division of Corporation Finance Exchange Act Rules Compliance & Disclosure Interpretation Question 130.04. Also as a result of the Company's change in filing status from smaller reporting company to accelerated, it no longer qualifies for exemption from Section 404(b) of the Sarbanes-Oxley Act.
Management’s Annual Report on Internal Control Over Financial Reporting and our independent registered public accounting firm’s attestation report on our internal control over financial reporting can be found under Item 8. Financial Statements and Supplementary Data.

CHANGES IN INTERNAL CONTROLS

Except as related to the change in filing status discussed above, there has been no change in the Company’s internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect MGP Ingredients, Inc.’s internal control over financial reporting.

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

The Company has adopted a code of conduct (ethics) that applies to all its employees, including the principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A current copy is filed on the Company's website at www.mgpingredients.com.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference to the information in Executive Compensation and Other Information, Corporate Governance and Committee Reports - The Board; Standing Committees; Meetings; Independence and Corporate Governance and Committee Reports - Compensation Committee Interlocks and Insider Participation of the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the information under Principal Stockholders of the Proxy Statement.

The following is a summary of securities authorized for issuance under equity compensation plans as of December 31, 2014:

	(1) Number of shares to be issued upon exercise of outstanding options, warrants and rights	(2) Weighted-average of exercise price of outstanding options, warrants and rights	(3) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity compensation plans approved by security holders	4,000	$10.45	2,162,928
Equity compensation plans not approved by security holders	—	—	—
Total	4,000	$10.45	2,162,928

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following financial statements are filed as part of this report:

KPMG LLPs Report on Financial Statements.

Consolidated Statements of Operations – for the Years Ended December 31, 2014 and 2013.

Consolidated Statements of Comprehensive Income (Loss) – for the Years Ended December 31, 2014, and 2013.

Consolidated Balance Sheets at December 31, 2014 and 2013.

Consolidated Statements of Changes in Stockholders’ Equity – for the Years Ended December 31, 2014 and 2013.

Consolidated Statements of Cash Flows – for the Years Ended December 31, 2014 and 2013.

             Notes to Consolidated Financial Statements.

(b)           Financial Statement Schedules:

As a smaller reporting company, we are not required to provide financial statement schedules in this Form 10-K.

(d)           The exhibits required by Item 601 of Regulation S-K are set forth in the Exhibit Index below.

EXHIBIT LIST

2.1
Agreement of Merger and Plan of Reorganization, dated as of January 3, 2012, by and among MGPI Processing, Inc. (formerly MGP Ingredients, Inc.), MGP Ingredients, Inc. (formerly MGPI Holdings, Inc.) and MGPI Merger Sub, Inc. (Incorporated by reference to Exhibit 2 of the Company’s current report on Form 8-K filed January 5, 2012 (File number 000-17196))

2.2
Asset Purchase Agreement by and among Lawrenceburg Distillers Indiana, LLC, Angostura US Holdings Limited and MGPI of Indiana, LLC, dated October 20, 2011 (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed December 28, 2011 (File number 000-17196))

3.1.1
Articles of Incorporation of MGP Ingredients, Inc. (formerly MGPI Holdings, Inc.), as amended (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed January 5, 2012 (File number 000-17196))

3.1.2
Certificate of Amendment to Articles of Incorporation of MGP Ingredients, Inc. (formerly MGPI Holdings, Inc.) (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed January 5, 2012 (File number 000-17196))

3.1.3
Certificate of Amendment to Articles of Incorporation of MGP Ingredients, Inc., dated May 22,2014 (Incorporated by reference to Exhibit A of the Company's Proxy Statement on Schedule 14A filed April 24, 2014 (File number 000-17196))

3.2
Amended and Restated Bylaws of MGP Ingredients, Inc. dated July 29, 2014 (Incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed August 4, 2014 (File number 000-17196)

4.1
Amended and Restated Credit Agreement dated November 2, 2012 between MGP Ingredients, Inc., MGPI Processing, Inc., MGPI Pipeline, Inc. and MGPI of Indiana, LLC and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 8, 2012 (File number 000-17196))

4.1.1
First Amendment to Amended and Restated Credit Agreement dated February 12, 2014, between Wells Fargo Bank, National Association and MGP Ingredients, Inc., MGPI Processing, Inc., MGPI Pipeline, Inc. and MGPI of Indiana, LLC (Incorporated by reference to Exhibit 10.01 of the Company Current Report filed on February 18, 2014 (File number 000-17196).

4.1.2
Amendment 2 to Amended and Restated Credit Agreement dated August 5, 2014, between Wells Fargo Bank, National Association and MGP Ingredients, Inc., MGPI Processing, Inc., MGPI Pipeline, Inc. and MGPI of Indiana, LLC (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2014 (File number 000-17196))

4.1.3
Amended and Restated Patent Security Agreement dated November 2, 2012 between MGPI Processing, Inc and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 8, 2012 (File number 000-17196))

4.1.4
Trademark Security Agreement dated November 2, 2012 between MGPI Processing, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on November 8, 2012 (File number 000-17196))

4.1.5
Assignment of Membership Interests dated as of July 21, 2009 between MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and Wells Fargo Bank, National Association, relating to MGPI of Indiana, LLC (formerly, Firebird Acquisitions, LLC) (Incorporated by reference to Exhibit 4.1.2 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.1.6
Stock Pledge Agreement dated as of July 21, 2009 between MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and Wells Fargo Bank, National Association, relating to stock of Midwest Grain Pipeline, Inc. (Incorporated by reference to Exhibit 4.1.3 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.1.7
Control Agreement and Assignment of Hedging Account among Wells Fargo Bank, National Association, MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and ADM Investor Services, Inc. (Incorporated by reference to Exhibit 4.1.4 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.1.8
Amended and Restated Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated as of August 31, 2009 relating to MGPI Processing, Inc.’s (formerly MGP Ingredients, Inc.) Atchison facility in favor of Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1.6 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196)) and subsequently amended on November 2, 2012 as described in the Company’s Current Report on Form 8-K filed November 8, 2012 (File number 000-17196))

4.1.9
Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated
February 15, 2010 to Wells Fargo Bank, National Association, relating to MGPI Processing, Inc.’s (formerly MGP Ingredients, Inc.) Executive Office Building & Technical Center in Atchison, Kansas (Incorporated by reference to Exhibit 4.1.13 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2010 (File number 000-17196)) and subsequently amended on November 2, 2012 as described in the Company’s Current Report on Form 8-K filed November 8, 2012 (File number 000-17196))

4.1.10
Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated
February 15, 2010 to Wells Fargo Bank, National Association, relating to MGPI Processing, Inc.’s (formerly MGP Ingredients, Inc.) Executive Office Building & Technical Center in Atchison, Kansas (Incorporated by reference to Exhibit 4.1.13 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2010 (File number 000-17196))

4.1.11
Amended and Restated Bond Pledge and Security Agreement dated November 2, 2012 by and among MGPI Processing, Inc. (formerly MGP Ingredients, Inc.), Commerce Bank, as Trustee and Wells Fargo Bank, National Association relating to City of Atchison, Kansas, $7,000,000 original principal amount of Taxable Industrial Revenue Bonds, Series 2006 (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on November 8, 2012 (File number 000-17196))

4.1.12
Amended and Restated Guaranty and Security Agreement dated November 2, 2012, by and among MGP Ingredients, Inc., MGPI of Indiana, LLC, MGPI Pipeline, Inc., MGPI Processing, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed November 8, 2012 (File number 000-17196))

4.2
Commercial Security Agreement from MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) to Union State Bank of Everest dated March 31, 2009 (Incorporated by reference to Exhibit 4.5.2 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.2.1
Amendment to Commercial Security Agreement dated as of July 20, 2009 between MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and Union State Bank of Everest (Incorporated by reference to Exhibit 4.5.3 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.3
Promissory Note dated July 20, 2009 from MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) to Union State Bank of Everest in the initial principal amount of $2,000,000 (Incorporated by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.3.1
Commercial Security Agreement dated July 20, 2009 from MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) to Union State Bank of Everest relating to equipment at the Atchison and Onaga facilities (Incorporated by reference to Exhibit 4.6.1 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.3.2
Mortgage dated July 20, 2009 from MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) to Union State Bank of Everest relating to the Atchison facility (Incorporated by reference to Exhibit 4.6.2 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 30, 2009 (File number 000-17196))

4.4
Amended and Restated Intercreditor Agreement between Wells Fargo Bank, National Association and Union State Bank of Everest dated October 31, 2012 (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed November 8, 2012 (File number 000-17196))

4.5
Master Lease Agreement dated as of June 28, 2011 between U.S. Bancorp Equipment Finance, Inc. and MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and related bill of sale and Schedules #001-0018787-001 and 1166954-001-0018787-001 (Incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011(File number 000-17196))

4.5.1
Mortgagee’s Waiver executed by Union State Bank of Everest (Incorporated by reference to Exhibit 4.7.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (File number 000-17196))

4.5.2
Mortgagee’s Waiver and lien release executed by Wells Fargo Bank National Association (Incorporated by reference to Exhibit 4.7.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011(File number 000-17196))

4.6	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the Commission upon request.
10.1
Assumption Agreement, dated as of January 3, 2012, between MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and MGP Ingredients, Inc. (formerly MGPI Holdings, Inc.) (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 5, 2012 (File number 000-17196))

10.2
Limited Liability Company Agreement dated November 20, 2009 between MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and Illinois Corn Processing Holdings LLC (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 27, 2009 (File number 000-17196))

10.3*
Copy of MGP Ingredients, Inc. 1996 Stock Option Plan for Outside Directors, as amended (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File number 333-51849))

10.4*
Copy of amendments to Options granted under MGP Ingredients, Inc. 1996 Stock Option Plan for Outside Directors (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (File number 000-17196))

10.5*
Form of Option Agreement for the grant of Options under the MGP Ingredients, Inc. 1996 Stock Option Plan for Outside Directors, as amended (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended September 30, 1998 (File number 000-17196))

10.6*
Non-Employee Directors’ Restricted Stock and Restricted Unit Plan, as amended and restated (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 5, 2012 (File number 000-17196))

10.7*
Amendment 1 to Non-Employee Directors' Restricted Stock and restricted Stock Unit Plan dated as of March 14, 2014 (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2014 (File number 000-17196))

10.7*	Stock Incentive Plan of 2004, as amended (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statements on Form S-8 (File numbers 333-162625 & 333-119860))
10.8.1*
First Amended and Restated MGP Ingredients, Inc. Short-Term Incentive Plan (For 2012 and Subsequent Years) (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 19, 2012 (File number 000-17196))

10.8.2*
First Amendment to the First Amended and Restated MGP Ingredients, Inc. Short-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 9, 2013 (File number 000-17196))

10.9*
MGP Ingredients, Inc. 2014 Non-Employee Director Equity Incentive Plan (Incorporated by reference to Exhibit C of the Company's Proxy Statement on Schedule 14A filed April 24, 2014 (File number 000-17196))

10.10*
Guidelines for Issuance of Fiscal 2008 Restricted Share Awards (Incorporated by reference from Ex. 10(ss) of the Company’s Annual Report on Form 10-K for the Fiscal Year ended July 1, 2007 (File number 000-17196))

10.11*
Guidelines on issuance of Fiscal 2009 Restricted Share Awards (Incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 20, 2010 (File number 000-17196))

10.12*
Guidelines on Issuance of Fiscal 2010 Restricted Share Awards (Incorporated by reference to Exhibit 10.51of the Company’s Annual Report on Form 10-K for the Fiscal Year ended June 20, 2010 (File number 000-17196))

10.13*
Guidelines on Issuance of 2011 Transition Period Restricted Stock Unit Awards (Incorporated by reference to Exhibit 10.52 of the Company’s Report on Form 10-K for the transition period from July 1, 2011 to December 31, 2011 (File number 000-17196))

10.14*
Guidelines on Issuance of Fiscal 2011 Restricted Share Awards (Incorporated by reference to Exhibit 10.48 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (File number 000-17196))

10.15*	Guidelines on Issuance of Fiscal 2012 Restricted Stock Unit Awards (Incorporated by reference to Exhibit 10.41 of the Company’s Report on Form 10-K for fiscal 2012 (File number 000-17196))
10.16*	Guidelines on Issuance of Fiscal 2013 Restricted Stock Unit Awards
10.17*
Non-Employee Director Restricted Share Award Agreement effective October 21, 2011 of John Speirs (Similar agreements were made for the same number of shares with Michael Braude, John Byom, Cloud L. Cray, Gary Gradinger, Linda Miller, Karen Seaberg and Daryl Schaller) (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File number 000-17196))

10.18*
Agreement with Timothy Newkirk as to Award of Restricted Shares Granted Under the Stock Incentive Plan of 2004 with respect to Fiscal 2011 (Similar agreements have been made for 16,500 shares to each of the following named executive officers: Donald Tracy, Randall M. Schrick, Donald Coffey and Scott Phillips) (Incorporated by reference to Exhibit 10.49 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (File number 000-17196))

10.19*
Form of Award Agreement for Fiscal 2012 Restricted Stock Unit Awards granted under the Stock Incentive Plan of 2004 (Incorporated by reference to Exhibit 10.40 of the Company’s Report on Form 10-K for fiscal 2012 (File number 000-17196))

10.20*	Form of Award Agreement for Fiscal 2013 Restricted Stock Unit Awards granted under the Non-Employee Directors’ Restricted Stock and Restricted Unit Plan
10.21*
Form of Award Agreement for Fiscal 2014 Restricted Stock Unit Awards granted under the Non-Employee Director Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2014 (File number 000-17196))

10.22*
MGP Ingredients, Inc. Agreement as to Award of Restricted Stock Units Granted under the 2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2014 (File number 000-17196))

10.23*	Compensation Claw Back Policy (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 12, 2011 (File number 000-17196))

10.24.1*
Form of Indemnification Agreement between MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and its Directors and Executive Officers (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly report on Form 10-Q for the quarter ended December 31, 2006 (File number 000-17196))

10.24.2*
Form of Indemnification Agreement between MGP Ingredients, Inc. (formerly MGPI Holdings, Inc.) and its Directors and Executive Officers (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed January 5, 2012 (File number 000-17196))

10.25*
Executive Employment Agreement effective August 8, 2013 between MGP Ingredients, Inc. and Timothy Newkirk (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 9, 2013 (File number 000-17196))

10.26.1*
Executive Employment Agreement effective August 8, 2013 between MGP Ingredients, Inc. and Donald P. Tracy (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 9, 2013 (File number 000-17196))

10.26.2*
Amendment and Restatement of the Executive Employment Agreement dated December 17, 2013 between MGP Ingredients, Inc. and Donald P. Tracy ((Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 23, 2013 (File number 000-17196))

10.26.3*
Employment Agreement, dated July 23, 2014, between MGP Ingredients, Inc. and Augustus C. Griffin, Chief Executive Officer (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2014 (File number 000-17196))

10.27*
Transition Services Agreement dated December 3, 2013 between MGP Ingredients, Inc. and Timothy Newkirk (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report filed on December 6, 2013 (File number 000-17196))

10.28
Settlement Agreement and Mutual Release dated December 3, 2013 among MGP Ingredients, Inc. and Cloud "Bud" Cray, Jr., Karen Seaberg, and Thomas M. Cray, Michael Braude, Linda Miller, Gary Gradinger, Daryl Schaller, John Speirs, and Timothy Newkirk (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 6, 2013 (File number 000-17196))

10.29
Voting Agreement dated December 3, 2013 among MGP Ingredients, Inc. and Cloud "Bud" Cray, Jr., Karen Seaberg, Thomas M. Cray, and Michael Braude, Linda Miller, Gary Gradinger, Daryl Schaller, John Speirs, and John Byom (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 6, 2013 (File number 000-17196))

10.30
Second Amended and Restated Credit Agreement, dated February 27, 2015, by and among MGPI Processing, Inc., MGPI Pipeline, Inc. and MGPI of Indiana, LLC as Borrowers, MGP Ingredients, Inc., Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 5, 2015).

10.31
Reaffirmation of Loan Documents and Amendment No. 1 to Guaranty and Security Agreement, dated February 27, 2015, by and among MGP Ingredients, Inc., MGPI Processing, Inc., MGPI Pipeline, Inc., MGPI of Indiana, LLC, and Thunderbird Real Estate Holdings, LLC, as Grantors, and Wells Fargo Bank, National Association, as Administrative Agent (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 5, 2015).

10.32
Real Property Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of February 27, 2015, between MGPI of Indiana, LLC and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 5, 2015).

10.33
Fourth Modification to Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of February 27, 2015, between MGPI Processing, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 5, 2015).

10.34
Modification to Amended and Restated Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of February 27, 2015, between MGPI Processing, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 5, 2015).

14	Code of Conduct (Incorporated by reference to Exhibit 14 of the Company’s Current Report on Form 8-K filed on May 28, 2013 (File number 000-17196))
21**	Subsidiaries of the Company
23.1**	Consent of KPMG, LLP, Independent Registered Public Accounting Firm
24	Powers of Attorney executed by all officers and directors of the Company who have signed this report on Form 10-K (Incorporated by reference to the signature pages of this report)
31.1**	CEO Certification pursuant to Rule 13a-14(a)
31.2**	CFO Certification pursuant to Rule 13a-14(a)
32.1**	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
32.2**	CFO Certification furnished pursuant to Rule 13a-14(b)

101**
The following financial information from MGP Ingredients, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013 and , (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows (and in the case of (ii), (iii), (iv) and (v)) for the year ended December 31, 2014 and the year ended December 31, 2013, and (vi) the Notes to the Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement
** Filed herewith

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Atchison, State of Kansas, on this 12th day of March, 2015.

MGP INGREDIENTS, INC.

By	/s/ Augustus C. Griffin
Augustus C. Griffin, President and Chief Executive Officer

By	/s/ Donald P. Tracy
Donald P. Tracy, Vice President, Finance and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Augustus Griffin and Donald Tracy each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, and to sign any and all reports of the Registrant on Form 10-K and to sign any and all amendments to such reports and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities & Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated

Name	Title	Date
/s/Augustus C. Griffin Augustus C. Griffin	President and Chief Executive Officer	March 12, 2015
/s/Donald P. Tracy Donald P. Tracy	Vice President, Finance and Chief Financial Officer	March 12, 2015
/s/John P. Bridendall John P. Bridendall	Director	March 12, 2015
/s/Cloud L. Cray, Jr. Cloud L. Cray, Jr.	Director	March 12, 2015
/s/ Terrence P. Dunn Terrence P. Dunn	Director	March 12, 2015
/s/Anthony P. Foglio Anthony P. Foglio	Director	March 12, 2015
/s/ George W. Page, Jr. George W. Page, Jr.	Director	March 12, 2015
/s/Daryl R. Schaller Daryl R. Schaller	Director	March 12, 2015
/s/Karen Seaberg Karen Seaberg	Director	March 12, 2015
/s/M. Jeannine Strandjord M. Jeannine Strandjord	Director	March 12, 2015