Form 10-Q
period 2015-03-31
MGP INGREDIENTS INC
filed 2015-05-07
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X ] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
[  ] Large accelerated filer                                                     [X] Accelerated filer
[  ]  Non-accelerated filer                                                      [ ] Smaller Reporting Company

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ]Yes [ X ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

17,674,559 shares of Common Stock, no par value as of April 30, 2015

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as well as historical information.  All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements.  In addition, forward-looking statements are usually identified by or are associated with such words as "intend," "plan," "believe," "estimate," "expect," "anticipate," "hopeful," "should," "may," "will," "could," "encouraged," "opportunities," "potential" and/or the negatives or variations of these terms or similar terminology.  They reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, Company performance, and Company financial results and are not guarantees of future performance.  All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement.  Important factors that could cause actual results to differ materially from our expectations include, among others: (i) disruptions in operations at our Atchison facility, Indiana facility, or at the Illinois Corn Processing, LLC ("ICP") facility,  (ii) the availability and cost of grain, flour, and barrels, and fluctuations in energy costs, (iii) the effectiveness of our corn purchasing program to mitigate our exposure to commodity price fluctuations, (iv) the effectiveness or execution of our five-year strategic plan, (v) the competitive environment and related market conditions, (vi) the ability to effectively pass raw material price increases on to customers, (vii) the positive or adverse impact to our earnings as a result of the high volatility in our equity method investment's, ICP's, operating results, (viii) ICP's access to capital, (ix) our limited influence over the ICP joint venture operating decisions, strategies or financial decisions (including investments, capital spending and distributions), (x) our ability to source product from the ICP joint venture or unaffiliated third parties, (xi) our ability to maintain compliance with all applicable loan agreement covenants, (xii) our ability to realize operating efficiencies, (xiii) actions of governments, (xiv) consumer tastes and preferences, and (xv) the volatility in our earnings resulting from the timing differences between a business interruption and a potential insurance recovery.  For further information on these and other risks and uncertainties that may affect our business, including risks specific to our Distillery and Ingredient segments, see Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter Ended
	March 31, 2015	March 31, 2014
Sales	$84,864	$84,582
Less: excise taxes	4,451	5,586
Net sales	80,413	78,996
Cost of sales (a)	67,025	72,195
Gross profit	13,388	6,801
Selling, general and administrative expenses	6,480	5,072
Income from operations	6,908	1,729
Interest expense, net	(131)	(197)
Equity method investment earnings	1,352	3,334
Income before income taxes	8,129	4,866
Provision for income taxes	3,059	81
Net income	5,070	4,785
Other comprehensive loss, net of tax	(72)	(175)
Comprehensive income	$4,998	$4,610

Basic and diluted earnings per share	$0.28	$0.26
Dividends and dividend equivalents per common share	$0.06	$0.05

(a)	Includes related party purchases of $9,292 and $7,132 for the quarters ended March 31, 2015 and 2014, respectively. See Note 2. Equity Method Investments.

See accompanying notes to unaudited condensed consolidated financial statements

       MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	March 31, 2015	December 31, 2014
Current Assets
Cash and cash equivalents	$6,391	$5,641
Receivables (less allowance for doubtful accounts: March 31, 2015 - $12; December 31, 2014 - $12)	32,866	32,672
Inventory	37,654	34,441
Prepaid expenses	1,743	1,179
Deferred income taxes	6,524	7,924
Refundable income taxes	—	388
Total current assets	85,178	82,245
Property and equipment	202,850	198,176
Less accumulated depreciation and amortization	(137,306)	(134,295)
Property and equipment, net	65,544	63,881
Equity method investments	13,673	12,373
Other assets	2,192	2,100
Total assets	$166,587	$160,599
Current Liabilities
Current maturities of long-term debt	$2,567	$2,613
Accounts payable	16,539	16,076
Accounts payable to affiliate, net	4,018	3,333
Accrued expenses	7,848	8,010
Income taxes payable	574	—
Other current liabilities	725	716
Total current liabilities	32,271	30,748
Long-term debt, less current maturities	7,652	7,670
Revolving credit facility	14	—
Deferred credit	3,939	4,099
Accrued retirement health and life insurance benefits	4,305	4,420
Deferred income taxes	9,924	9,297
Total liabilities	58,105	56,234
Commitments and Contingencies (Note 4)
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 18,115,965 shares at March 31, 2015 and December 31, 2014, and 17,674,559 shares outstanding at March 31, 2015 and December 31, 2014	6,715	6,715
Additional paid-in capital	10,109	9,904
Retained earnings	93,437	89,454
Accumulated other comprehensive loss, net of tax	(803)	(732)
Treasury stock, at cost
Shares of 441,406 at March 31, 2015 and December 31, 2014	(980)	(980)
Total stockholders’ equity	108,482	104,365
Total liabilities and stockholders’ equity	$166,587	$160,599

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Quarter Ended
	March 31, 2015	March 31, 2014
Cash Flows from Operating Activities
Net income	$5,070	$4,785
Adjustments to Reconcile Net Income to Net Cash Provided by (Used In) Operating Activities:
Depreciation and amortization	3,091	3,042
Deferred income taxes	2,027	—
Share based compensation	205	149
Equity method investment earnings	(1,352)	(3,334)
Changes in Operating Assets and Liabilities:
Receivables, net	(194)	(4,050)
Inventory	(3,213)	4,042
Prepaid expenses	(564)	(942)
Accrued income taxes	962	208
Accounts payable	819	(3,352)
Accounts payable to affiliate, net	685	1,360
Accrued expenses	(1,248)	(1,951)
Deferred credit	(160)	(155)
Accrued retirement health and life insurance benefits and other noncurrent liabilities	(127)	(214)
Other	120	(230)
Net cash provided by (used in) operating activities	6,121	(642)
Cash Flows from Investing Activities
Additions to property and equipment	(5,030)	(2,182)
Net cash used in investing activities	(5,030)	(2,182)
Cash Flows from Financing Activities
Purchase of treasury stock	—	(104)
Principal payments on long-term debt	(398)	(384)
Proceeds from revolving credit facility	1,086	14,776
Payments on revolving credit facility	(738)	(14,321)
Loan fees incurred with borrowings	(291)	—
Net cash used in financing activities	(341)	(33)
Increase (Decrease) in cash and cash equivalents	750	(2,857)
Cash and cash equivalents, beginning of year	5,641	2,857
Cash and cash equivalents, end of period	$6,391	$—

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2014	$4	$6,715	$9,904	$89,454	$(732)	$(980)	$104,365
Comprehensive income:
Net income	—	—	—	5,070	—	—	5,070
Change in pension plans (a)	—	—	—	—	(5)	—	(5)
Change in post employment benefits (a)	—	—	—	—	(15)	—	(15)
Change in translation adjustment on non-consolidated foreign subsidiary, net of tax	—	—	—	—	(51)	—	(51)
Dividends and dividend equivalents declared, net	—	—	—	(1,087)	—	—	(1,087)
Share-based compensation	—	—	205	—	—	—	205
Balance, March 31, 2015	$4	$6,715	$10,109	$93,437	$(803)	$(980)	$108,482

(a)	See Note 8. Employee Benefit Plans for amounts reclassified from Accumulated Other Comprehensive Loss.

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

Note 1.  Accounting Policies and Basis of Presentation.

MGP Ingredients, Inc. ("Company") is a Kansas corporation headquartered in Atchison, Kansas.  It was incorporated in 2011 and is a holding company with no operations of its own.  Its principal directly-owned operating subsidiaries are MGPI Processing, Inc. ("Processing") and MGPI of Indiana, LLC ("MGPI-I").  Processing was incorporated in Kansas in 1957 and is the successor to a business founded in 1941 by Cloud L. Cray, Sr. On January 3, 2012, MGP Ingredients, Inc. reorganized into a holding company structure (the "Reorganization") through a series of steps involving various legal entities. Prior to the Reorganization, Processing was named MGP Ingredients, Inc.

Throughout the Notes to Unaudited Condensed Consolidated Financial Statements, when "the Company" is used in reference to activities prior to the Reorganization, the reference is to the combined business, Processing (formerly MGP Ingredients, Inc.) and its consolidated subsidiaries, and when "the Company" is used in reference to activities occurring after the Reorganization, reference is to the combined business of MGP Ingredients, Inc. (formerly MGPI Holdings, Inc.) and its consolidated subsidiaries, except to the extent the context indicates otherwise.

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

These unaudited condensed consolidated financial statements as of and for the year to date period ended March 31, 2015 should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission ("SEC").  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Inventories are stated at the lower of cost or market on the first-in, first-out ("FIFO") method.  Inventory valuations are impacted by constantly changing prices paid for key materials, primarily corn. Inventory consists of the following:

	March 31, 2015	December 31, 2014
Finished goods	$11,500	$10,039
Barreled distillate	12,199	11,114
Work in process	2,089	2,023
Raw materials	5,496	5,440
Maintenance materials	5,232	4,913
Other	1,138	912
Total	$37,654	$34,441

Equity Method Investments

The Company accounts for its investment in non-consolidated subsidiaries under the equity method of accounting when the Company has significant influence, but does not have more than 50 percent voting control, and is not considered the primary beneficiary.  Under the equity method of accounting, the Company reflects its investment in non-consolidated subsidiaries within the Company’s Condensed Consolidated Balance Sheets as Equity method investments; the Company’s share of the earnings or losses of the non-consolidated subsidiaries are reflected as Equity method investment earnings in the Condensed Consolidated Statements of Comprehensive Income.

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

The Company’s distillery segment produces unaged distillate and this product is frequently barreled and warehoused at a Company location for an extended period of time in accordance with directions received from the Company’s customers.  This product must meet customer acceptance specifications, the risks of ownership and title for these goods must be passed to the Company’s customers, and requirements for bill and hold revenue recognition must be met prior to the Company recognizing revenue for this product.  Separate warehousing agreements are maintained for customers who store their product with the Company, and warehouse revenues are recognized as the service is provided.

Customer-paid freight costs are included in Sales and were $3,399 and $3,490 for the quarters ended March 31, 2015 and 2014, respectively.

Recognition of Insurance Recoveries

Estimated loss contingencies are recognized as charges to income when they are probable and reasonably estimable.  Insurance recoveries are not recognized until all contingencies related to the insurance claim have been resolved and settlement has been reached with the insurer.  Insurance recoveries, to the extent of costs and losses, are reported as a reduction to Cost of sales on the Condensed Consolidated Statements of Comprehensive Income.  Insurance recoveries, in excess of costs and losses, if any, are included in Insurance recoveries on the Condensed Consolidated Statements of Comprehensive Income.

During October 2014, the Company experienced a fire at its Atchison facility.  Certain equipment in the facility's feed drying operations was damaged, but repairable, and the Company experienced a seven-day temporary loss of production. The Company reached final settlement with its insurance carrier to close this claim and received $460 of insurance recoveries that were recorded as a net reduction to Cost of Sales on the Condensed Consolidated Statements of Comprehensive Income for the quarter ended March 31, 2015.

During January 2014, we experienced a fire at our Indiana facility.  The fire damaged equipment in our feed dryer house and caused a temporary loss of production in late January. This claim was settled with our insurance carrier in December 2014. Production volume variances, as well as out-of-pocket costs incurred through March 31, 2014 related to the fire were included as a net reduction to Cost of sales on the Condensed Consolidated Statements of Comprehensive Income for the quarter ended March 31, 2014.

Income Taxes

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

Evaluating the need for, and amount of, a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence on a jurisdiction-by-jurisdiction basis. Such judgments require the Company to interpret existing tax law and other published guidance as applied to our circumstances. As part of this assessment, the Company considers both positive and negative evidence about its profitability and tax situation. A valuation allowance is provided if, based on available positive and negative evidence, it is more likely than not that all or some portion of a deferred tax asset will not be realized.

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

Impairment

The Company tests its long-lived assets and instruments for impairment whenever events or conditions and circumstances indicate a carrying amount of an asset may not be recoverable.  No events or conditions occurred during the quarter or year to date periods ended March 31, 2015 that required the Company to test its long-lived assets for impairment.

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

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair values of the Company’s debt were $10,301 and $10,297 at March 31, 2015 and December 31, 2014, respectively. The financial statement carrying value was $10,233 and $10,283 at March 31, 2015 and December 31, 2014, respectively.  These fair values are considered Level 2 under the fair value hierarchy.

Dividends and Dividend Equivalents

On February 27, 2015, the Board of Directors declared a dividend payable to stockholders of record as of March 26, 2015, of the Company's common stock, no par value ("Common Stock") and a dividend equivalent payable to holders of restricted stock units ("RSUs") as of March 26, 2015, of six cents per share and per unit.  The total payment of $1,087, comprised of dividend payments of $1,061 and dividend equivalent payments, net of estimated forfeitures, of $26, was paid on April 21, 2015.

On February 28, 2014, the Board of Directors declared a dividend payable to stockholders of record as of March 17, 2014, of the Company's Common Stock and a dividend equivalent payable to holders of RSUs as of March 17, 2014, of five cents per share and per unit.  The total payment of $907, comprised of dividend payments of $884 and dividend equivalent payments, net of estimated forfeitures, of $23, was paid on April 9, 2014.

Credit Agreement

On February 27, 2015, the Company, as a guarantor and a party, and its subsidiaries, MGPI Processing, Inc., MGPI Pipeline, Inc., and MGPI of Indiana, LLC, as the borrowers, entered into a five-year, $80,000 revolving loan pursuant to a Second Amended and Restated Credit Agreement and associated schedules (the "Restated Credit Agreement") with Wells Fargo Bank, National Association, as Administrative Agent (the "Agent"). The Restated Credit Agreement amended and restated the Company’s former revolving credit facility under the Amended and Restated Credit Agreement between the Company and Wells Fargo Bank, National Association, as Lender, dated November 2, 2012, as amended. The Restated Credit Agreement differs from the Company’s prior revolving loan agreement by (i) increasing amount available under the revolving credit facility to $80,000, (ii) extending the maturity date to February 27, 2020, (iii) providing for the addition of U.S. Bank, National Association, as a lender, and (iv) reducing certain interest rates, and (v)  incorporating other modifications consistent with the increase in the loan amount and to reflect Wells Fargo’s status as the Agent. The loan fees incurred by the Company related to the Restated Credit Amendment through the quarter ended March 31, 2015 were $291 and are included in Other Assets on the Condensed Consolidated Balance Sheets. The loan fees are being amortized over the life of the Restated Credit Agreement.

As of and for the quarter ended March 31, 2015, the Company was in compliance with the Restated Credit Agreement’s financial covenants and other restrictions.

The amount of borrowings which the Company may make is subject to borrowing base limitations adjusted for the Fixed Asset Sub-Line collateral.  As of March 31, 2015, the Company's total outstanding borrowings under the credit facility were $7,018, comprised of $14 of revolver borrowing and $7,004 of fixed asset sub-line term loan borrowing, leaving $47,820 available for additional borrowings. The average interest rate for total borrowings of the Restated Credit Agreement at March 31, 2015 was 2.43 percent.

New Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) which simplifies the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015 (and interim periods within those fiscal years) with early adoption permitted and retrospective application required. The Company is evaluating the effect that ASU 2015-03 will have on its consolidated financial statements and related disclosures. The impact to consolidated financial statements is not anticipated to be significant.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The FASB has received multiple requests to delay the effective date of ASU No. 2014-09 and expects to decide in the second quarter of 2015 whether postponing the implementation date is necessary. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Note 2.  Equity Method Investments.

As of March 31, 2015, the Company’s investments accounted for on the equity method of accounting consisted of the following: (1) 30 percent interest in ICP, which manufactures alcohol for fuel, industrial and beverage applications, and (2) 50 percent interest in D.M. Ingredients, GmbH, ("DMI"), which produces certain specialty starch and protein ingredients.

Under a marketing agreement between ICP and the Company, (the "Marketing Agreement"), ICP manufactured and supplied food grade and industrial-use alcohol products for the Company, and the Company purchased, marketed and sold such products for a marketing fee.  Effective January 1, 2013, the Marketing Agreement expired, although the Company continues to source product from ICP.

ICP’s revolving credit agreement with an affiliate of SEACOR has been amended and restated extending the maturity to January 1, 2016.  The Company has no further funding requirement to ICP.

As further discussed in the Company's Form 10-K for the year ended December 31, 2014, during the quarter ended June 30, 2014, management reassessed the most likely events that would result in a recovery of its investment in ICP and determined that such a recovery would likely occur through cash distributions from ICP rather than through a sale or liquidation of ICP as formerly determined. As a result of this reassessment, during the quarter ended June 30, 2014, the Company remeasured its cumulative equity in the undistributed earnings of ICP. The cumulative effect of this change in estimate resulted in a decrease in equity method investment earnings of ICP of $1,882 for the period beginning April 1, 2013 and ending March 31, 2014, of which $1,180 relates to the quarter ended March 31, 2014.

On July 23, 2014 ICP's alcohol production was interrupted resulting in inconsequential damage to equipment. Production was restarted on a limited basis on August 1, 2014, and ICP was back to normal production rates on or about August 14, 2014. ICP anticipates finalizing the business interruption and property insurance claims during second quarter of 2015. Insurance recoveries will be recognized when all contingencies to the insurance claims have been resolved and settlement has been reached with the insurer.

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

Summary Financial Information (unaudited)

Condensed financial information related to the Company’s non-consolidated equity method investment in ICP is shown below.

	Quarter Ended
	March 31, 2015	March 31, 2014
ICP’s Operating results:
Net sales (a)	$39,598	$58,849
Cost of sales and expenses (b)	35,169	48,027
Net income	$4,429	$10,822

(a)	Includes related party sales to MGPI of $8,754 and $6,345 for the quarters ended March 31, 2015 and 2014, respectively.

(b)	Includes depreciation and amortization of $662 and $671 for the quarters ended March 31, 2015 and 2014, respectively.

The Company’s equity method investment earnings from joint ventures, based on unaudited financial statements, is as follows:

	Quarter Ended
	March 31, 2015	March 31, 2014
ICP (30% interest)	$1,329	$3,246
DMI (50% interest)	23	88
	$1,352	$3,334

The Company’s investment in joint ventures is as follows:

	March 31, 2015	December 31, 2014
ICP (30% interest)	$13,252	$11,924
DMI (50% interest)	421	449
	$13,673	$12,373

Note 3.  Earnings per Share.

The computations of basic and diluted earnings per share are as follows:

	Quarter Ended
	March 31, 2015	March 31, 2014
Operations:
Net operating income(a)	$5,070	$4,785
Less: Amounts allocated to participating securities (nonvested shares and units)(b)	209	257
Net income attributable to common shareholders	$4,861	$4,528

Share information:
Basic weighted average common shares(c)	17,395,659	17,246,251
Incremental shares from potential dilutive securities (d)	713	—
Diluted weighted average common shares	17,396,372	17,246,251

Basic earnings per share	$0.28	$0.26

Diluted earnings per share	$0.28	$0.26

(a)	Net operating income attributable to all shareholders.

(b)	Participating securities include 278,900 and 457,064 nonvested restricted shares for the quarters ended March 31, 2015 and 2014, respectively.

(c)
Under the two-class method, basic weighted average common shares exclude outstanding nonvested, participating securities consisting of restricted share awards of 278,900 and  457,064 for the quarters ended March 31, 2015 and 2014, respectively.

(d)
Anti-dilutive shares related to stock options totaled 0 and 10,000 for the quarters ended March 31, 2015 and 2014, respectively. There were dilutive shares related to stock options totaling 4,000 and 0 for the quarters ended March 31, 2015 and 2014, respectively. The dilutive shares resulted in potential dilutive securities of 713 and 0 for the quarters ended March 31, 2015 and 2014, respectively.

Note 4.  Commitments and Contingencies.

Commitments

The Company has separate grain supply agreements to purchase its grain requirements for its Indiana and Atchison facilities, each with a single supplier. These grain supply agreements expire December 31, 2017.  At March 31, 2015, the Company had total commitments to purchase grain to be used in operations through June 2016 totaling $37,237.

The Company has commitments to purchase natural gas at fixed prices and various dates through December 2015.  The commitment for these contracts at March 31, 2015 totaled $12,190.

The Company has a supply contract for flour used in the production of protein and starch ingredients.  At March 31, 2015, the Company had purchase commitments aggregating $10,193 through December 2015.

As of the quarter ended March 31, 2015, the Company's purchase commitment to replace the dryers damaged at the Indiana facility in the January 2014 fire, excluding installation costs, was $5,489. Purchases against this commitment were $3,849 for the quarter ended March 31, 2015. As of March 31, 2015, the remainder of the dryer replacement commitment and other commitments to acquire capital assets totaled $2,890.

Contingencies

There are various legal proceedings involving the Company and its subsidiaries. Management believes that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or overall trends in results of operations of the Company.

Note 5. Income Taxes
The provision of income taxes for the period ended March 31, 2015 was $3,059, for an effective tax rate for the period of 37.6 percent. The Company continues to evaluate all available positive and negative evidence to determine the likelihood of realization of the deferred tax assets and concluded that as of March 31, 2015, no changes to the remaining valuation allowance against capital loss carryovers and certain state income tax benefits were necessary at this time.

The effective rate for the period ended March 31, 2014 was 1.7 percent, after consideration of utilization of certain deferred tax assets, primarily net operating loss carry forwards and the related impact to the valuation allowance. The provision of income taxes for the period ended March 31, 2014 was $81.

Note 6.  Derivative Instruments.

Certain commodities the Company uses in its production process are exposed to market price volatility.  The Company's grain supply contracts for its Indiana and Atchison facilities permit the Company to purchase corn for delivery up to 12 months into the future, at negotiated prices.  The pricing for these contracts is based on a formula using several factors.  The Company has determined that the firm commitments to purchase corn under the terms of these contracts meet the normal purchases and sales exception as defined under ASC 815, Derivatives and Hedging, and has excluded the fair value of these commitments from recognition within its condensed consolidated financial statements until the actual contracts are physically settled.

The Company’s production process also uses flour and natural gas. The contracts for flour and natural gas range from monthly contracts to multi-year supply arrangements; however, because the quantities involved have always been for amounts to be consumed within the normal expected production process, the Company has determined that these contracts meet the criteria for the normal purchases and sales exception and have excluded the fair value of these commitments from recognition within its condensed consolidated financial statements until the actual contracts are physically settled.  See Note 4. Commitments and Contingencies for a discussion of the Company’s corn, flour and natural gas purchase commitments.

Note 7.  Operating Segments.

The Company’s operations are classified into two reportable segments:  distillery products and ingredient solutions. The distillery products segment consists of food grade alcohol, along with fuel grade alcohol, distillers feed, and corn oil, which are co-products of the Company’s food grade alcohol operations.  Ingredient solutions consists of specialty starches and proteins, commodity starch, and commodity protein.

The following table provides operating profit for each segment based on net sales less identifiable operating expenses.  Non-direct selling, general and administrative, interest expense, investment income and other general miscellaneous expenses have been excluded from segment operations and classified as Corporate.  The Company’s management reporting does not assign or allocate special charges to the Company’s operating segments.  Receivables, inventories and equipment have been identified with the segments to which they relate.  All other assets are considered Corporate.

	Quarter Ended
	March 31, 2015	March 31, 2014
Net Sales to Customers
Distillery products	$65,862	$64,932
Ingredient solutions	14,551	14,064
Total	80,413	78,996
Depreciation and Amortization
Distillery products	2,171	2,089
Ingredient solutions	575	583
Corporate	345	370
Total	3,091	3,042
Income (Loss) before Income Taxes
Distillery products	11,138	5,452
Ingredient solutions	1,333	299
Corporate	(4,342)	(885)
Total	$8,129	$4,866

The following table allocates assets to each segment:

	As of March 31, 2015	As of December 31, 2014
Identifiable Assets
Distillery products	$103,405	$98,791
Ingredient solutions	24,077	23,324
Corporate	39,105	38,484
Total	$166,587	$160,599

Note 8.  Employee and Non-Employee Benefit Plans.

Post Employment Benefits.  The Company and its subsidiaries provide certain post-employment health care and life insurance benefits to certain retired employees.  The liability for such benefits is unfunded.

The components of the Net Periodic Benefit Cost/Income for the quarters ended March 31, 2015 and 2014, respectively, are as follows:

	Quarter Ended
	March 31, 2015	March 31, 2014
Service cost	$13	$28
Interest cost	35	47
Amortization of prior service cost	(85)	(155)
Amortization of net actuarial loss	70	—
Total post-retirement benefit cost / (income)	$33	$(80)

The Company disclosed in its financial statements for the year ended December 31, 2014, amounts expected to be paid to plan participants.  There have been no revisions to these estimates and there have been no changes in the estimate of total employer contributions expected to be made for the year ended December 31, 2015.  The Company reclassified $15 of prior service cost and net actuarial loss from accumulated other comprehensive loss into post-retirement benefit loss for the quarter ended March 31, 2015 and $155 of prior service cost from accumulated other comprehensive loss into post-retirement benefit income for the quarter ended March 31, 2014.

Total employer contributions accrued for the quarter ended March 31, 2015 were $164.

The Society of Actuaries released its final reports of the pension plan RP-2014 Mortality Tables and the Mortality Improvement Scale MP-2014 on October 27, 2014.  The impact of this change in assumed mortality on post-employment benefits liability was included in the Company's post-employment plan valuation for the year ended December 31, 2014.

Pension Benefits.  The Company and its subsidiaries also provide defined retirement benefits to certain employees covered under collective bargaining agreements.  Under the collective bargaining agreements, the Company’s pension funding contributions are determined as a percentage of wages paid.  The funding is divided between the defined benefit plans and a union 401(k) plan.  It has been management’s policy to fund the defined benefit plans in accordance with the collective bargaining agreements.  The collective bargaining agreements allow the plans’ trustees to develop changes to the pension plans to allow benefits to match funding, including reductions in benefits.  The benefits under these pension plans are based upon years of qualified credited service; however, benefit accruals under the defined benefit plans were frozen in 2009. In April 2015, the Company received approval from the Pension Benefit Guaranty Corporation to terminate the pension plans for employees covered under collective bargaining agreements. The projected funding by the Company to terminate the plans is approximately $758 and will be recognized in the period that the pension plan settlement is fully executed.

The components of the Net Periodic Benefit Cost for the quarters ended March 31, 2015 and 2014, respectively, are as follows:

	Quarter Ended
	March 31, 2015	March 31, 2014
Interest cost	$9	$22
Expected return on plan assets	(11)	(26)
Amortization of net actuarial loss	6	5
Total pension benefit cost	$4	$1

The Company reclassified $5 and $21 of expected return on plan assets and net actuarial loss from accumulated other comprehensive loss into pension benefit income for the quarters ended March 31, 2015 and 2014, respectively.

The Company has made employer contributions to its pension plan of $0 and to its union 401(k) of $111 during the quarter ended March 31, 2015.

The Society of Actuaries released its final reports of the pension plan RP-2014 Mortality Tables and the Mortality Improvement Scale MP-2014 on October 27, 2014.  Although new mortality tables were released, the Internal Revenue Service has stated that it will continue to use the 2000 tables through calendar 2015. Because as of March 31, 2015 the pension benefit plan was in process of termination and the actuarial valuation of the pension benefit plan at December 31, 2014 assumed that all remaining assets of the plan will be distributed to plan participants or transferred to an insurer during 2015 and that the pension trust account will be closed, the new mortality tables were not adopted.

Equity-Based Compensation Plans.  As of March 31, 2015, the Company was authorized to issue 40,000,000 shares of Common Stock. The Company’s equity-based compensation plans provide for the awarding of stock options, stock appreciation rights, shares of Restricted Stock, and RSUs for senior executives and salaried employees as well as non-employee directors.

As discussed in the Company's report on Form 10-K for the year ended December 31, 2014, the Company currently has two active equity-based compensation plans: the Employee Equity Incentive Plan of 2014 (the "2014 Plan") and the Non-Employee Director Equity Incentive Plan (the "Directors' Plan"). The plans were approved by shareholders at the Company's annual meeting in May 2014. The 2014 Plan had 1,500,000 shares registered for future grants and replaced the Stock Incentive Plan of 2004 (the "2004 Plan"), although the 2004 Plan had a remaining balance of 278,900 nonvested outstanding awards at March 31, 2015. The Directors' Plan had 300,000 shares registered for future grants and replaced the Stock Option Plan for Outside Directors (the "Directors' Option Plan") and the Non-Employee Directors' Restricted Stock Plan (the "Directors' Stock Plan"), although the Directors' Option Plan had a remaining balance of 4,000 unexercised awards at March 31, 2015.

At the May 2014 annual meeting, shareholders also approved a new Employee Stock Purchase Plan (the "ESPP") with 300,000 shares registered for employee purchase. At March 31, 2015 the new ESPP was not yet active.

The 2014 Plan provides that vesting occurs pursuant to the time period specified in the particular award agreement approved for that issuance of RSUs, which is not less than three years unless vesting is accelerated due to the occurrence of certain events. The compensation expense related to awards granted under the 2014 Plan during calendar year 2014 and early calendar 2015 is based on the market price of the stock on the date the Board of Directors approved the grant and is being amortized over the service vesting period of the award. In February 2015 the Board of Directors approved a requirement that certain Company performance metrics be met in order for awards to be granted under the 2014 Plan. The compensation expense related to awards granted under the 2014 Plan after February 2015 is based on the market price of the stock on the date the Board of Directors approves the grant and is amortized over the performance and service vesting period of the award. As of March 31, 2015, 95,702 shares had been granted under the 2014 Plan.

The Directors' Plan provides that vesting occurs pursuant to the time period specified in the particular award agreement approved for that issuance of RSUs, which is not less than one year unless vesting is accelerated due to the occurrence of certain events.  As of March 31, 2015, 16,360 shares had been granted related to the Directors' Plan. The vesting of the awards was accelerated and occurred on December 16, 2014 following approval by the Company's Board of Directors.  The compensation expense related to awards granted under the Directors' Plan is based on the market price of the stock on the date the Board of Directors approves the grant and amortized over the vesting period.

As of March 31, 2015, 770,890 shares of Restricted Stock and RSUs were outstanding under the Company’s active and inactive long-term incentive plans. As well, 4,000 unexercised stock options were outstanding.

Note 9.  Industrial Revenue Bond.

On December 28, 2006, the Company engaged in an industrial revenue bond transaction with the City of Atchison, Kansas (the "City") and received a ten-year real property tax abatement on its newly constructed office building and technical center in Atchison, Kansas. The Company recorded the office building and technical center assets as property and equipment on the consolidated balance sheets.  Pursuant to this transaction, the City issued $7,000 principal amount of bonds to the Company. The City used the proceeds to purchase the office building and technical center from the Company.  The City then leased the facilities back to the Company under a capital lease, the terms of which provide for the payment of basic rent in an amount sufficient to pay interest at a rate 4.9 percent on the bonds, payable annually on December 1st of each year.  A balloon payment of $7,000 will be due upon maturity on December 1, 2016.  The Company’s obligation to pay rent under the lease provides for both the same interest and balloon payment amounts and the same due dates as the City’s obligation to pay debt service on the bonds, which the Company holds. The lease permits the Company to present the bonds at any time for cancellation, upon which our obligation to pay basic rent would be cancelled.  The Company does not intend to do this until their maturity date on December 1, 2016, at which time the Company may elect to purchase the facilities for $100 (one hundred dollars).  Because the Company owns all of the outstanding bonds and related capital lease obligation, the $7,000 balloon payment at maturity will be a non-cash transaction cancelling both the investment and lease obligation. Because management considers the debt cancelled at maturity, no investment or related obligation under the capital lease is reflected on our balance sheet.  In connection with this transaction, the Company agreed to pay the City an administrative fee of $50, which is payable over 10 years.  If the Company were to present the bonds for cancellation prior to maturity, the payment of the remainder of the $50 fee would be accelerated.

Below is a summary of the financial asset and liability that are offset at March 31, 2015 and December 31, 2014, respectively.

	(i)	(ii)	(iii) = (i) - (ii)
Description	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts offset in the Balance Sheet	Net Amounts of Assets (Liabilities) presented in the Balance Sheet

March 31, 2015
Investment in bonds	$7,000	$7,000	$—
Capital lease obligation	$(7,000)	$(7,000)	$—

December 31, 2014
Investment in bonds	$7,000	$7,000	$—
Capital lease obligation	$(7,000)	$(7,000)	$—

Note 10.  Severance Costs

On December 3, 2013, the Company entered into a settlement agreement, pursuant to which the Company terminated its then-Chief Executive Officer and President. In connection with the settlement agreement, the Company agreed to pay severance and transition services costs, exclusive of out-of-pocket expenses, totaling $915. Certain other members of management were also terminated in 2013 and 2014. Activity related to severance costs for the quarters ended March 31, 2015 and 2014 was as follows:

	Quarter Ended
	March 31, 2015	March 31, 2014
Balance at beginning of period	$89	$1,142
Provision for additional expense	—	129
Payments and adjustments	(53)	(572)
Balance at end of period	$36	$699

Severance costs are included in Selling, general and administrative expenses on the Condensed Consolidated Statements of Comprehensive Income and the related accrual is included in Accrued expenses on the Condensed Consolidated Balance Sheets.

Note 11.  Subsequent Events

Dividends and Dividend Equivalents

As previously discussed in Note 1. Accounting Policies and Basis of Presentation, the Company paid a dividend and dividend equivalent payment of $1,087, on April 21, 2015, comprised of dividend payments of $1,061 and dividend equivalent payments, net of estimated forfeitures, of $26.

Termination of Pension Plans

In April 2015, the Company received approval from the Pension Benefit Guaranty Corporation to terminate the pension plans for employees covered under collective bargaining agreements. The projected funding by the Company to terminate the plans is approximately $758 and will be recognized in the period that the pension plan settlement is fully executed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
(Dollar amounts in thousands, unless otherwise noted)

Throughout the Management's Discussion and Analysis of Financial Condition and Results of Operations, when we refer to "the Company", "we", "us", "our" and words of similar import in reference to activities that occurred prior to the "Reorganization", as defined below, on January 3, 2012, we are referring to the business of MGPI Processing, Inc. (formerly MGP Ingredients, Inc.)  and its consolidated subsidiaries, and  when we refer to "the Company", "we", "us", "our" and  words of similar import in reference to activities occurring after the Reorganization, we are referring to the business of MGP Ingredients, Inc. (formerly named  MGPI Holdings, Inc.) and its consolidated subsidiaries, except to the extent that the context otherwise indicates.

MGP Ingredients, Inc. ("Company") is a Kansas corporation headquartered in Atchison, Kansas.  It was incorporated in 2011 and is a holding company with no operations of its own.  Its principal directly-owned operating subsidiaries are MGPI Processing, Inc. ("Processing") and MGPI of Indiana, LLC ("MGPI-I").  Processing was incorporated in Kansas in 1957 and is the successor to a business founded in 1941 by Cloud L. Cray, Sr. On January 3, 2012, MGP Ingredients, Inc. reorganized into a holding company structure (the "Reorganization") through a series of steps involving various legal entities. Prior to the Reorganization, Processing was named MGP Ingredients, Inc.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this Form 10-Q, as well as our audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations - General, set forth in our Form 10-K for the year ended December 31, 2014.

RECENT ACTIVITIES

Purchase Commitment

In January 2015, we made a purchase commitment, excluding the cost of installation, to replace the dryers damaged at the Indiana facility in the January 2014 fire. As of the quarter ended March 31, 2015, the purchase commitment, excluding installation costs, was $5,489 and purchases against this commitment were $3,849. As of March 31, 2015, the remainder of the dryer replacement commitment and other commitments to acquire capital assets totaled $2,890. Including the cost of installation, the total cost to replace the damaged dryers is expected to be approximately $10,000.

Stock Repurchase

On February 27, 2015, the Board of Directors of the Company authorized the purchase of up to $3,500 of the Company's common stock. Pursuant to the authorization, the Company is permitted to purchase its shares from time to time on the open market or in privately negotiated transactions. There were no purchases by the Company of its common stock during the quarter ended March 31, 2015.
Amendment to Credit Agreement

On February 27, 2015, we, as a guarantor and a party, and our subsidiaries, MGPI Processing, Inc., MGPI Pipeline, Inc. and MGPI of Indiana, LLC, as the borrowers, entered into a five-year, $80,000 revolving loan pursuant to a Second Amended and Restated Credit Agreement and associated schedules (the "Restated Credit Agreement") with Wells Fargo Bank, National Association, as Administrative Agent (the "Agent"). The Restated Credit Agreement amends and restates our existing revolving credit facility under the Amended and Restated Credit Agreement between us and Wells Fargo Bank, National Association, as Lender, dated November 2, 2012, as amended. The Restated Credit Agreement differs from our prior revolving loan agreement by (i) increasing amount available under the revolving credit facility to $80,000, (ii) extending the maturity date to February 27, 2020, (iii) providing for the addition of U.S. Bank, National Association, as a lender, and (iv) reducing in certain interest rates, and (v)  incorporating other modifications consistent with the increase in the loan amount and to reflect Wells Fargo’s status as the Agent.

Dividend and Dividend Equivalents

On February 27, 2015, the Board of Directors declared a dividend payable to stockholders of record as of March 26, 2015, of the Company's common stock, no par value ("Common Stock") and a dividend equivalent payable to holders of restricted stock units ("RSUs") as of March 26, 2015, of six cents per share and per unit.  The total payment of $1,087, comprised of dividend payments of $1,061 and dividend equivalent payments, net of estimated forfeitures, of $26, was paid on April 21, 2015.

Valuation Allowance for Deferred Tax Assets
               We had a net deferred tax asset of $11,275 as of December 31, 2013 that was reduced by a valuation allowance. During the year ended December 31, 2014, we evaluated the potential realization of our deferred income tax assets. Our analysis was significantly influenced by the fact that we reached three years of cumulative positive earnings in the year ended December 31, 2014. We believe it is appropriate to rely upon expected reversals of taxable temporary differences as well as projections of future taxable income in assessing the realization of our net deferred tax assets. In consideration of all evidence available (both positive and negative), we determined that it is more likely than not that we will realize a substantial portion of our net deferred tax assets. Therefore, we reduced our valuation allowance by $7,446 in the year ended December 31, 2014. We continue to retain a valuation allowance of $3,829 as of March 31, 2015 associated with certain capital loss carryovers, state net operating loss carryovers and state income tax credit carryovers.

Filing Status with the Securities and Exchange Commission ("SEC")

At June 30, 2014, we determined that we no longer qualify for SEC smaller reporting company filing status and transitioned to accelerated filing status. For the period ended March 31, 2015, per Item 10(f) of Regulation S-K, we are an accelerated filer.

Termination of Pension Benefit Plans

We took steps during 2014 to initiate termination of the pension plans for employees covered under collective bargaining agreements. In April 2015, the Company received approval from the Pension Benefit Guaranty Corporation to terminate the pension plans for employees covered under collective bargaining agreements. Our projected funding to terminate the plans is approximately $758 and will be recognized in the period that the pension benefit plan distribution is fully executed.

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

RESULTS OF OPERATIONS

Consolidated earnings for the quarter ended March 31, 2015 increased compared to the same period a year ago, with net income of $5,070 on consolidated net sales of $80,413 versus net income of $4,785 on consolidated net sales of $78,996 in the quarter ended March 31, 2014. The table below details the quarter-versus-quarter increases and decreases in net income:

$ (thousands)
Net income for the quarter ended March 31, 2014	$4,785
Improved by:
Increased gross profit from distillery products segment(a)	5,475
Increased gross profit from ingredient solutions segment(a)	1,112
Other	66

Reduced by:
Decreased earnings from equity method investments	(1,982)
Increase in income taxes	(2,978)
Increased selling, general, and administrative expenses	(1,408)
Net income for the quarter ended March 31, 2015	$5,070

(a) See "--Segment Results" below

This quarter-versus-quarter increase in consolidated earnings was primarily due to improved sales pricing in the distillery segment, combined with a continuing shift in mix toward premium spirits. Total alcohol sales pricing increased 6.9 percent for the quarter ended March 31, 2015 compared to the year ago quarter. Our combined earnings before income taxes for the distillery products segment and ingredient solutions segment increased to $12,471 for the quarter ended March 31, 2015 from combined earnings of $5,751 for the quarter ended March 31, 2014 (see "--Distillery Products" and "--Ingredient Solutions" below).

Partially offsetting the increase in pre-tax earnings for our two segments was the $1,982 decrease in our equity method investment earnings to $1,352 for the quarter ended March 31, 2015 from $3,334 in the prior year quarter, due to lower sales volume and lower average sales price compared to the same quarter a year ago (see Equity Method Investment Earnings below). While the quarter-versus-quarter equity method investment earnings decreased, our share of earnings of ICP continued to have a positive impact on our net income for the quarter ended March 31, 2015. There can be no assurance that such results will continue in future periods.

Also partially offsetting the increase in pre-tax earnings for our two segments was the $2,978 increase in total income tax expense recorded for the quarter ended March 31, 2015 of $3,059 compared to $81 recorded for the quarter ended March 31, 2014. The majority of this change was due to the utilization of certain deferred tax assets in the prior year quarter, primarily net operating loss carry forwards and the related impact to the valuation allowance (see Note 5. Income Taxes).

Selling, general and administrative expenses for the quarter ended March 31, 2015 increased by $1,408, compared to the quarter ended March 31, 2014, primarily due to an acceleration and increase in accruals for long-term and short-term incentive compensation of $1,223 (see Note 8. Employee and Non-Employee Benefit Plans), and an increase in personnel costs of $229.

NET SALES

Net sales for the quarter ended March 31, 2015 increased $1,417, or 1.8 percent, compared to the quarter ended March 31, 2014.  Net sales in the distillery products segment as a whole increased primarily as a result of a higher average selling price partially offset by lower sales volumes. The average selling price of alcohol products in the distillery products segment increased 8.6 percent, due to the shift in product mix to higher value products. Net sales in the ingredient solutions segment as a whole increased primarily as a result of higher sales volumes and the continued shift in product mix to higher value specialty products. The average selling price decline of less than one percent in the ingredient solutions segment was less than the 5.8 percent decline in flour prices, as discussed further under "--Cost of Sales" below.

COST OF SALES

For the quarter ended March 31, 2015, cost of sales decreased $5,170, or 7.2 percent, compared to the quarter ended March 31, 2014.  For the quarter ended March 31, 2015, cost of sales was 83.4 percent of net sales, which generated a gross margin of 16.6 percent. For the quarter ended March 31, 2014, cost of sales was 91.4 percent of net sales, which generated a gross profit margin of 8.6 percent.

For the quarter ended March 31, 2015, our lower overall costs were primarily the result of lower costs for corn and flour partially offset by an increase in the cost of natural gas. We saw quarter-versus-quarter decreases in the per-bushel cost of corn and the per-pound cost of flour which averaged 20.2 percent and 5.8 percent lower, respectively, compared to the quarter ended March 31, 2014.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the quarter ended March 31, 2015 increased by $1,408, or 27.8 percent, compared to the quarter ended March 31, 2014.  This increase was primarily due to an acceleration and increase in accruals for long-term and short-term incentive compensation of $1,223 (see Note 8. Employee and Non-Employee Benefit Plans), and an increase in personnel costs of $229.

INTEREST EXPENSE

Interest expense for the quarter ended March 31, 2015 decreased $66 compared to the quarter ended March 31, 2014.  This decrease was primarily the result of lower average daily balance and interest rate on our Restated Credit Agreement compared to the same period a year ago.

EQUITY METHOD INVESTMENT EARNINGS

ICP

As further discussed in our Form 10-K for the year ended December 31, 2014, during the quarter ended June 30, 2014, we reassessed the most likely events that would result in a recovery of our investment in ICP and determined that such a recovery would likely occur through cash distributions from ICP rather than through a sale or liquidation of ICP. As a result of this reassessment, during the quarter ended June 30, 2014, we remeasured our cumulative equity in the undistributed earnings of ICP. The cumulative effect of this change in estimate resulted in a decrease in equity method investment earnings of ICP of $1,882 for the period beginning April 1, 2013 and ending March 31, 2014, of which $1,180 relates to the quarter ended March 31, 2014.

For the quarter ended March 31, 2015, ICP reported total net income of $4,429.  Our portion of the earnings for the current quarter was $1,329. For the quarter ended March 31, 2014, ICP generated net income of $10,822.  Our portion of the earnings for the year-ago quarter was $3,246. The quarter-versus-quarter decrease in earnings was primarily due to lower sales volume and lower average sales price of alcohol and co-products compared to the same quarter a year ago. ICP's alcohol sales volume decreased 16.4 percent and average ICP alcohol sales price, net of freight, declined 18.7 percent quarter-versus-quarter. The decline in sales volume was primarily due to lower January 2015 production. Lower average sales price in the quarter ended March 31, 2015 reflected higher ethanol production and stock levels in the marketplace versus the year-ago quarter (see Note 2. Equity Method Investments).

While the quarter-versus-quarter earnings decreased, our proportionate share of the earnings of ICP continued to have a positive impact on our current quarter consolidated earnings. There can be no assurance that such results will continue in future periods. We expect that ICP's recent levels of profitability may not be sustained. Consequently, we expect that ICP's contributions to our earnings may be reduced in future periods.

On July 23, 2014 ICP's alcohol production was interrupted resulting in inconsequential damage to equipment. Production was restarted on a limited basis on August 1, 2014, and ICP was back to normal production rates on or about August 14, 2014. ICP anticipates finalizing the business interruption and property insurance claims during second quarter of 2015. Insurance recoveries will be recognized when all contingencies to the insurance claims have been resolved and settlement has been reached with the insurer. Because the timing and amount of the business interruption and the insurance recovery may differ, we may experience volatility in Equity method investment earnings in our future quarterly operating results.

D.M. Ingredients, GmbH ("DMI")

For the quarters ended March 31, 2015 and 2014, DMI had net income of $46 and $177, respectively.  As a 50 percent joint venture holder, our portion of the equity in earnings was $23 and $88 for the quarters ended March 31, 2015 and 2014, respectively.

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

PROVISION FOR INCOME TAXES

The provision of income taxes for the period ended March 31, 2015 was $3,059, for an effective tax rate for the period of 37.6 percent. We continue to evaluate all available positive and negative evidence to determine the likelihood of realization of the deferred tax assets and concluded that as of March 31, 2015, no changes to the remaining valuation allowance against capital loss carryovers and certain state income tax benefits were necessary at this time.

The effective rate for the period ended March 31, 2014 was 1.7 percent, after consideration of utilization of certain deferred tax assets, primarily net operating loss carry forwards and the related impact to the valuation allowance. The provision of income taxes for the period ended March 31, 2014 was of $81.

NET INCOME

As the result of the factors outlined above, we generated net income of $5,070 in the quarter ended March 31, 2015, compared to net income of $4,785 in the quarter ended March 31, 2014.

SEGMENT RESULTS

DISTILLERY PRODUCTS

The following table shows selected financial information for our distillery products segment for the quarters ended March 31, 2015 and 2014.

	PRODUCT GROUP NET SALES
	Quarters Ended March 31,		Quarter-versus-Quarter Net Sales Change Increase / (Decrease)		Quarter-versus-Quarter Volume Increase / (Decrease)
	2015	2014	$ Change	% Change	% Change
	Amount	Amount
Food grade alcohol	$55,304	$50,677	$4,627	9.1%
Fuel grade alcohol	2,419	3,554	(1,135)	(31.9)
Distillers feed and related co-products	6,787	9,558	(2,771)	(29.0)
Warehouse revenue	1,352	1,143	209	18.3
Total distillery products	$65,862	$64,932	$930	1.4%	(1.9)%	(a)

(a) Volume change for alcohol products
	Other Financial Information
	Quarter Ended March 31,		Quarter-versus-Quarter Increase / (Decrease)
	2015	2014	$ Change	% Change

Gross profit	$11,487	$6,012	$5,475	91%
Gross margin %	17.4%	9.3%	8.1%	87%

Total distillery products net sales for the quarter ended March 31, 2015 increased $930, or 1.4 percent. Food grade alcohol net sales increased $4,627 quarter-versus-quarter. Fuel grade alcohol net sales decreased $1,135 quarter-versus-quarter. Distillers feed and related co-products net sales decreased $2,771 quarter-versus-quarter primarily due to a 24.2 percent decrease in average pricing, combined with a 6.3 percent decrease in volume. Warehouse revenue increased $209 quarter-versus-quarter primarily due to increased barrel warehouse storage fees. Overall alcohol sales volume was 1.9 percent lower and average alcohol product prices increased 8.6 percent compared to the year ago quarter.
Gross profit increased quarter-versus-quarter by $5,475, or 91 percent. Gross margin for the quarter ended March 31, 2015 was 17.4 percent compared to 9.3 percent for the quarter ended March 31, 2014, which was due to lower production costs combined with higher average pricing. The per-bushel cost of corn decreased 20.2 percent compared to the same period a year ago. Overall distillery products segment average pricing increased 6.9 percent over the prior year quarter. Sales of food grade alcohol for the quarter ended March 31, 2015 were 84.0 percent of total distillery products sales, compared to 78.0 percent in the prior year quarter, an increase of six percentage points. The decrease in the cost of corn, the increase in our overall distillery products segment average pricing, and the continuing shift in mix to premium spirits were leading factors in the increases in our gross margin percentage over the year ago quarter.

INGREDIENT SOLUTIONS

The following table shows selected financial information for our ingredient solutions segment for the quarters ended March 31, 2015 and 2014.

	PRODUCT GROUP NET SALES
	Quarter Ended March 31,		Quarter-versus-Quarter Net Sales Change Increase / (Decrease)		Quarter-versus-Quarter Volume Increase / (Decrease)
	2015	2014	$ Change	% Change	% Change
	Amount	Amount
Specialty wheat starches	$7,729	$6,520	$1,209	18.5%
Specialty wheat proteins	4,479	4,547	(68)	(1.5)
Commodity wheat starch	1,987	2,313	(326)	(14.1)
Commodity wheat protein	356	684	(328)	(48.0)
Total ingredient solutions	$14,551	$14,064	$487	3.5%	4.3%

	Other Financial Information
	Quarter Ended March 31,		Quarter-versus-Quarter Increase / (Decrease)
	2015	2014	$ Change	% Change

Gross profit	$1,901	$789	$1,112	141%
Gross margin %	13.1%	5.6%	7.5%	134%

Total ingredient solutions net sales for the quarter ended March 31, 2015 increased by $487, or 3.5 percent, compared to the quarter ended March 31, 2014. Net sales of specialty wheat starches increased $1,209 quarter-versus-quarter, while net sales of specialty wheat proteins decreased $68 quarter-versus-quarter. Commodity wheat starch net sales decreased $326 quarter-versus-quarter, and commodity wheat protein net sales decreased $328 quarter-versus-quarter. Overall ingredient sales volume was 4.3 percent higher and average ingredient product prices declined 0.8 percent compared to the year ago quarter.
Gross profit increased quarter-versus-quarter by $1,112, or 141 percent, which was primarily due to lower production costs. Gross margin for the quarter ended March 31, 2015 was 13.1 percent compared to 5.6 percent for the quarter ended March 31, 2014. The per-pound cost of flour decreased 5.8 percent compared to a year ago. Overall ingredient solutions segment sales volume increased 4.3 percent over the prior year quarter. Sales of specialty wheat starches and proteins for the quarter ended March 31, 2015 were 83.9 percent of total ingredients solutions sales, compared to 78.7 percent in the prior year quarter. The decrease in the cost of flour, the increase in our overall ingredient solutions segment sales volume, and the continuing shift in mix to specialty products were leading factors in the increases in our gross margin percentage over the year ago quarter.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Our principal uses of cash in the ordinary course of business are for the cost of raw materials and energy used in our production processes, salaries, and capital expenditures.  Generally, during periods when commodities prices are rising, our operations require increased use of cash to support inventory levels.  Our principal sources of cash are product sales and borrowing on our credit facility. At March 31, 2015 and December 31, 2014, our cash balance was $6,391 and $5,641, respectively, and we have used our credit facility for liquidity purposes, with $47,820 remaining on the facility at March 31, 2015 for additional borrowings. Historically, we also have used cash for acquisitions and received cash from investment or asset dispositions.

On February 27, 2015, the Board of Directors declared a dividend payable to stockholders of record as of March 26, 2015, of the Company's Common Stock and a dividend equivalent payable to holders of RSUs as of March 26, 2015, of six cents per share and per unit.  The total payment of $1,087, comprised of dividend payments of $1,061 and dividend equivalent payments, net of estimated forfeitures, of $26, was paid on April 21, 2015.

On February 28, 2014, the Board of Directors declared a dividend payable to stockholders of record as of March 17, 2014, of the Company's Common Stock and a dividend equivalent payable to holders of RSUs as of March 17, 2014, of five cents per share and per unit.  The total payment of $907, comprised of dividend payments of $884 and dividend equivalent payments, net of estimated forfeitures, of $23, was paid on April 9, 2014.

We expect approximately $13,000 in capital expenditures over the twelve-month period ending March 31, 2016, related to improvements in and replacements of existing plant and equipment. The cost to replace dryers damaged in the January 2014 fire at our Indiana facility will be in addition to this amount. In January 2015, we made a purchase commitment, excluding the cost of installation, to replace the dryers damaged at the Indiana facility in the January 2014 fire. As of the quarter ended March 31, 2015, the purchase commitment, excluding installation costs, was $5,489 and purchases against this commitment were $3,849. As of March 31, 2015, the remainder of the dryer replacement commitment and other commitments to acquire capital assets totaled $2,890. Including the cost of installation, the total cost to replace the damaged dryers is expected to be approximately $10,000.

We had significant professional fees and severance costs accrued at December 31, 2013 related to the 2013 proxy contest and $2,213 of these accruals were paid during the quarter ended March 31, 2014. The balance of the proxy-related accruals were paid over the remainder of 2014.

We expect our sources of cash to be adequate to provide for budgeted capital expenditures and anticipated operating requirements. The following table is presented as a measure of our liquidity and financial condition:

	March 31, 2015	December 31, 2014
Cash and cash equivalents	$6,391	$5,641
Working capital	52,907	51,497
Credit facility borrowings, notes payable and long-term debt outstanding	10,233	10,283
Amounts available under lines of credit	47,820	42,744
Stockholders’ equity	108,482	104,365

	Year to Date Ended
	March 31, 2015	March 31, 2014
Depreciation and amortization	$3,091	$3,042
Capital expenditures	5,030	2,182
Net cash provided by (used in) operating activities	6,121	(642)

CASH FLOW INFORMATION

Operating Cash Flows.  Operating cash flow information for the year to date periods ended March 31, 2015 and 2014, respectively, is as follows:

	Quarter Ended
	March 31, 2015	March 31, 2014
Cash Flows from Operating Activities
Net income	$5,070	$4,785
Adjustments to Reconcile Net Income to Net Cash Provided by (Used In) Operating Activities:
Depreciation and amortization	3,091	3,042
Deferred income taxes	2,027	—
Share based compensation	205	149
Equity method investment earnings	(1,352)	(3,334)
Changes in Operating Assets and Liabilities:
Receivables, net	(194)	(4,050)
Inventory	(3,213)	4,042
Prepaid expenses	(564)	(942)
Accrued income taxes	962	208
Accounts payable	819	(3,352)
Accounts payable to affiliate, net	685	1,360
Accrued expenses	(1,248)	(1,951)
Deferred credit	(160)	(155)
Accrued retirement health and life insurance benefits and other noncurrent liabilities	(127)	(214)
Other	120	(230)
Net cash provided by (used in) operating activities	$6,121	$(642)

Cash flow from operations increased $6,763 to $6,121 for the quarter ended March 31, 2015, from $(642) for the quarter ended March 31, 2014. This increase in operating cash flow was primarily the result of net cash inflows related to increased net income, after giving effect to non-cash items (depreciation and amortization, deferred income taxes, share-based compensation, and equity method investment earnings), changes in payables and accounts payable to affiliate, net, partially offset by the changes in receivables and inventory.

The following items resulted in increases to our operating cash flows compared to the quarter ended March 31, 2014:

•
Net income increased, after giving effect to non-cash items, by $4,399, from $4,642 for the quarter ended March 31, 2014 to $9,041 for the quarter ended March 31, 2015. Improvements in the gross profits of both segments generated this increase;

•
Receivables, net, increased $194 for the quarter ended March 31, 2015 compared to an increase of $4,050 for the quarter ended March 31, 2014. The resulting $3,856 change was primarily due to an increase in net sales;

•
Accrued income taxes increased $962 for the quarter ended March 31, 2015 compared to an increase of $208 for the quarter ended March 31, 2014, resulting in a $754 change due to the increased provision for income taxes quarter-over-quarter; and

•
Accounts payable increased $819 for the quarter ended March 31, 2015 compared to a decrease of $3,352 for the quarter ended March 31, 2014. The $4,171 change was primarily due to the year-ago settlement of accrued expenses related to the proxy contest and the timing of current cash disbursements.

The following items resulted in decreases to our operating cash flows compared to the quarter ended March 31, 2014:

•
Inventory increased $3,213 for the quarter ended March 31, 2015, compared to a reduction of $4,042 for the quarter ended March 31, 2014, resulting in a $7,255 change. Increased safety stock of finished goods and increased lay down of barreled distillate for aging accounted for the majority of the inventory increase; and

•
Accounts payable to affiliate, net increased $685 for the quarter ended March 31, 2015 compared to a net increase of $1,360 for the quarter ended March 31, 2014, with the resulting $675 change primarily due to the volume of activity with ICP.

Investing Cash Flows.  Net investing cash flow for the quarter ended March 31, 2015 was $(5,030) compared to $(2,182) for the quarter ended March 31, 2014.  During the quarter ended March 31, 2015, we made capital investments of $2,848 more than the prior year quarter due to our programs to improve operational reliability, reduce risk, and increase our capacity to store aged whiskey.

Financing Cash Flows.  Net financing cash flow for the quarter ended March 31, 2015 was $(341) compared to $(33) for the quarter ended March 31, 2014, for a net decrease in financing cash flow of $308.  During the quarter ended March 31, 2015, we had net proceeds of $348 from our Restated Credit Agreement compared to net proceeds of $455 for the quarter ended March 31, 2014.  Our payments on long-term debt totaled $398 and $384 for the quarters ended March 31, 2015 and 2014, respectively. We also incurred $291 of loan fees during the quarter ended March 31, 2015.

CAPITAL EXPENDITURES

For the quarter ended March 31, 2015, we made $5,246 of capital investments, of which $5,030 was a use of cash and $216 remained payable at March 31, 2015.  The capital investments related to the replacement of dryers at the Indiana facility were $3,849, with the remainder for facility improvements and upgrades.

CREDIT AGREEMENT

On February 27, 2015, we, as a guarantor and a party, and our subsidiaries, MGPI Processing, Inc., MGPI Pipeline, Inc. and MGPI of Indiana, LLC, as the borrowers, entered into a five-year, $80,000 revolving loan pursuant to the Restated Credit Agreement with Wells Fargo Bank, National Association, as the Agent. The Restated Credit Agreement amended and restated our former revolving credit facility under the Amended and Restated Credit Agreement between us and Wells Fargo Bank, National Association, as Lender, dated November 2, 2012, as amended. The Restated Credit Agreement differs from our prior revolving loan agreement by (i) increasing amount available under the revolving credit facility to $80,000, (ii) extending the maturity date to February 27, 2020, (iii) providing for the addition of U.S. Bank, National Association, as a lender, and (iv) reducing certain interest rates, and (v)  incorporating other modifications consistent with the increase in the loan amount and to reflect Wells Fargo’s status as the Agent.

The amount of borrowings which we may make is subject to borrowing base limitations adjusted for the Fixed Asset Sub-Line collateral.  As of March 31, 2015, our total outstanding borrowings under the credit facility were $7,018, comprised of $14 of revolver borrowing and $7,004 of fixed asset sub-line term loan borrowing, leaving $47,820 available for additional borrowings. The average interest rate for total borrowings of the Restated Credit Agreement at March 31, 2015 was 2.43 percent.

WORKING CAPITAL

COMPARISON TO DECEMBER 31, 2014

Our working capital increased $1,410 from December 31, 2014 to March 31, 2015.  This increase was primarily the result of an increase in cash and cash equivalents, inventory, and prepaid expenses. These increases to working capital were partially offset by decreases in deferred income taxes, refundable income taxes, and increases in accounts payable, accounts payable to affiliate, and income taxes payable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Commodity Costs
Certain commodities the Company uses in its production process are exposed to market price risk due to volatility in the prices for those commodities.  The Company's grain supply contracts for its Indiana and Atchison facilities permit the Company to purchase corn for delivery up to 12 months into the future at negotiated prices.  The pricing for these contracts is based on a formula using several factors.  The Company has determined that the firm commitments to purchase corn under the terms of these contracts meet the normal purchases and sales exception as defined under ASC 815, Derivatives and Hedging , and has excluded the fair value of these commitments from recognition within its consolidated financial statements until the actual contracts are physically settled.

The Company’s production process also involves the use of flour and natural gas. The contracts for flour and natural gas range from monthly contracts to multi-year supply arrangements; however, because the quantities involved have always been for amounts to be consumed within the normal expected production process, the Company has determined that these contracts meet the criteria for the normal purchases and sales exception and have excluded the fair value of these commitments from recognition within its consolidated financial statements until the actual contracts are physically settled. See Note 4: Commitments and Contingencies for a discussion of the Company’s grain, flour and natural gas purchase commitments.

Interest Rate Exposures

Our loan from Union State Bank - Bank of Atchison bears interest at 6 percent over the three-year treasury index, adjusted quarterly. Our Restated Credit Agreement with Wells Fargo Bank, as amended February 27, 2015, provides for interest either on a Base Rate model or a LIBOR Rate model. For LIBOR Rate Loans, the interest rate is equal to the per annum LIBOR Rate (based on 1, 2, 3 or 6 months) plus 1.75 - 2.25 percent (depending on the Average Excess Availability). For Base Rate Loans, the interest rate is the greatest of (a) 1 percent per annum, (b) the Federal Funds Rate plus one-half percent, (c) the one-month LIBOR Rate plus 1 percent, and (d) Wells Fargo’s "prime rate" as announced from time to time, plus 0.75 - 1.25 percent (depending on the Average Excess Availability). The default rate is equal to 2 percentage points above the per annum rate otherwise applicable, in the lender’s discretion.

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on weighted average outstanding borrowings at March 31, 2015, a 100 basis point increase over the non-default rates actually in effect at such date would increase our interest expense on an annualized basis by $67.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

As of the end of the quarter ended March 31, 2015, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls.

There has been no change in the Company’s internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Reference is made to Part I, Item 3, Legal Proceedings of our Report on Form 10-K for the year ended December 31, 2014 and Note 4. Commitments and Contingencies for information on certain proceedings to which we are subject.
We are a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us.

ITEM 1A.    RISK FACTORS

Risk Factors are described in "Item 1A. Risk Factors" of the Company’s Report on Form 10-K for the year ended December 31, 2014 and there have been no material changes thereto.
ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no unregistered sale of equity securities and no share repurchases by the Company during the quarter ended March 31, 2015.

ISSUER PURCHASES OF EQUITY SECURITIES

	(1) Total Number of Shares (or Units) Purchased	(2) Average Price Paid per Share (or Unit)	(3) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(4) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(a)
January 1, 2015 through January 31, 2015	—	$—	—	$—
February 1, 2015 through February 28, 2015	—		—
March 1, 2015 through March 31, 2015			—
Total	—		—

(a) On February 27, 2015, the Board of Directors of the Company authorized the purchase of up to $3,500 of the Company's common stock. Pursuant to the authorization, the Company is permitted to purchase its shares from time to time on the open market or in privately negotiated transactions. There were no purchases by the Company of its common stock during the quarter ended March 31, 2015.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit Number	Description of Exhibit
*10.1
Second Amended and Restated Credit Agreement dated as of February 27, 2015 ("Credit Agreement"), by and among Wells Fargo Bank, National Association, as Administrative Agent, Sole Lead Arranger and Sole Book Runner, the lenders named therein, MGP Ingredients, Inc. as Parent and MGPI Processing, Inc., MGPI Pipeline, Inc., and MGPI of Indiana, LLC as Borrowers

*10.2
Reaffirmation of Loan Documents and Amendment No. 1 to Guaranty and Security Agreement dated February 27, 2015 between MGP Ingredients, Inc., MGPI Processing, Inc., MGPI Pipeline, Inc., MGPI of Indiana, LLC, Thunderbird Real Estate Holdings, LLC, and Wells Fargo Bank, National Association

*10.3
Real Property Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of February 27, 2015 by MGPI of Indiana, LLC, as Mortgagor, and Wells Fargo Bank, National Association, as Agent for the Lenders named in the Credit Agreement

*10.4
Fourth Modification to Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated February 27, 2015 between MGPI Processing, Inc., as Mortgagor, and Wells Fargo Bank, National Association, as Agent for the Lenders named in the Credit Agreement

*10.5
Modification to Amended and Restated Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated February 27, 2015 between MGPI Processing, Inc., as Mortgagor, and Wells Fargo Bank, National Association, as Agent for the Lenders named in the Credit Agreement

*31.1	CEO Certification pursuant to Rule 13a-14(a)
*31.2	CFO Certification pursuant to Rule 13a-14(a)
*32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*32.2	CFO Certification furnished pursuant to Rule 13a-4(b) and 18 U.S.C. 1350
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2015, and December 31, 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, (iv) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (v) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date:	May 7, 2015	By	/s/ Augustus C. Griffin
Augustus C. Griffin, President and Chief Executive Officer

Date:	May 7, 2015	By	/s/ Donald P. Tracy
Donald P. Tracy, Vice President, Finance and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibit
*10.1
Second Amended and Restated Credit Agreement dated as of February 27, 2015 ("Credit Agreement"), by and among Wells Fargo Bank, National Association, as Administrative Agent, Sole Lead Arranger and Sole Book Runner, the lenders named therein, MGP Ingredients, Inc. as Parent and MGPI Processing, Inc., MGPI Pipeline, Inc., and MGPI of Indiana, LLC as Borrowers

*10.2
Reaffirmation of Loan Documents and Amendment No. 1 to Guaranty and Security Agreement dated February 27, 2015 between MGP Ingredients, Inc., MGPI Processing, Inc., MGPI Pipeline, Inc., MGPI of Indiana, LLC, Thunderbird Real Estate Holdings, LLC, and Wells Fargo Bank, National Association

*10.3
Real Property Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of February 27, 2015 by MGPI of Indiana, LLC, as Mortgagor, and Wells Fargo Bank, National Association, as Agent for the Lenders named in the Credit Agreement

*10.4
Fourth Modification to Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated February 27, 2015 between MGPI Processing, Inc., as Mortgagor, and Wells Fargo Bank, National Association, as Agent for the Lenders named in the Credit Agreement

*10.5
Modification to Amended and Restated Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated February 27, 2015 between MGPI Processing, Inc., as Mortgagor, and Wells Fargo Bank, National Association, as Agent for the Lenders named in the Credit Agreement

*31.1	CEO Certification pursuant to Rule 13a-14(a)
*31.2	CFO Certification pursuant to Rule 13a-14(a)
*32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*32.2	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2015, and December 31, 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, (iv) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (v) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith