Form 10-Q
period 2015-06-30
MGP INGREDIENTS INC
filed 2015-08-06
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

or

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

17,673,856 shares of Common Stock, no par value as of July 31, 2015

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as well as historical information.  All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements.  In addition, forward-looking statements are usually identified by or are associated with such words as "intend," "plan," "believe," "estimate," "expect," "anticipate," "hopeful," "should," "may," "will," "could," "encouraged," "opportunities," "potential" and/or the negatives or variations of these terms or similar terminology.  They reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, Company performance, and Company financial results and are not guarantees of future performance.  All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement.  Important factors that could cause actual results to differ materially from our expectations include, among others: (i) disruptions in operations at our Atchison facility, Indiana facility, or at the Illinois Corn Processing, LLC ("ICP") facility,  (ii) the availability and cost of grain, flour, and barrels, and fluctuations in energy costs, (iii) the effectiveness of our corn purchasing program to mitigate our exposure to commodity price fluctuations, (iv) the effectiveness or execution of our five-year strategic plan, (v) potential adverse effects to operations and our system of internal controls related to the loss of key management personnel, (vi) the competitive environment and related market conditions, (vii) the ability to effectively pass raw material price increases on to customers, (viii) the positive or adverse impact to our earnings as a result of the high volatility in our equity method investment's, ICP's, operating results, (ix) ICP's access to capital, (x) our limited influence over the ICP joint venture operating decisions, strategies or financial decisions (including investments, capital spending and distributions), (xi) our ability to source product from the ICP joint venture or unaffiliated third parties, (xii) our ability to maintain compliance with all applicable loan agreement covenants, (xiii) our ability to realize operating efficiencies, (xiv) actions of governments, (xv) consumer tastes and preferences, and (xvi) the volatility in our earnings resulting from the timing differences between a business interruption and a potential insurance recovery.  For further information on these and other risks and uncertainties that may affect our business, including risks specific to our Distillery and Ingredient segments, see Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2014, as updated by Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

METHOD OF PRESENTATION

Throughout this Report, when we refer to "the Company," "we," “us,” “our,” and words of similar import in reference to activities prior to January 3, 2012, the date a reorganization occurred ("the Reorganization"), we are referring to the combined business of MGPI Processing, Inc. (formerly MGP Ingredients, Inc.)  and its consolidated subsidiaries, and when we refer to "the Company," "we," “us,” “our,” and  words of similar import in reference to activities occurring after the Reorganization, we are referring to the combined business of MGP Ingredients, Inc. (formerly named  MGPI Holdings, Inc.) and its consolidated subsidiaries, except to the extent that the context otherwise indicates.

All amounts in this report, except for share, par values, bushels, gallons, pounds, mmbtu, proof gallons, per share, per bushel, per gallon, per proof gallon and percentage amounts, are shown in thousands unless otherwise noted.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter Ended		Year to Date Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Sales	$92,071	$85,903	$176,935	$170,485
Less: excise taxes	6,717	5,336	11,168	10,922
Net sales	85,354	80,567	165,767	159,563
Cost of sales (a)	67,826	72,259	134,851	144,454
Gross profit	17,528	8,308	30,916	15,109
Selling, general and administrative expenses	8,025	5,166	14,505	10,238
Loss on insurance recoveries	—	70	—	70
Income from operations	9,503	3,072	16,411	4,801
Interest expense, net	(129)	(218)	(260)	(416)
Equity method investment earnings	3,096	2,331	4,448	5,666
Income before income taxes	12,470	5,185	20,599	10,051
Provision for income taxes	4,599	86	7,658	167
Net income	7,871	5,099	12,941	9,884
Other comprehensive income, net of tax	330	500	258	325
Comprehensive income	$8,201	$5,599	$13,199	$10,209

Basic and diluted earnings per share	$0.44	$0.28	$0.72	$0.55
Dividends and dividend equivalents per common share	$—	$—	$0.06	$0.05

(a)
Includes related party purchases of $10,145 and $9,008 for the quarters ended June 30, 2015 and 2014, respectively. Includes related party purchases of $19,437 and $16,140 for the year to date periods ended June 30, 2015 and 2014. See Note 2.  Equity Method Investments.

See accompanying notes to unaudited condensed consolidated financial statements

       MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	June 30, 2015	December 31, 2014
Current Assets
Cash and cash equivalents	$4,361	$5,641
Receivables (less allowance for doubtful accounts: June 30, 2015 - $6; December 31, 2014 - $12)	36,753	32,672
Inventory	45,017	34,441
Prepaid expenses	1,842	1,179
Deferred income taxes	6,093	7,924
Refundable income taxes	—	388
Total current assets	94,066	82,245
Property and equipment	206,362	198,176
Less accumulated depreciation and amortization	(140,319)	(134,295)
Property and equipment, net	66,043	63,881
Equity method investments	16,865	12,373
Other assets	2,001	2,100
Total assets	$178,975	$160,599
Current Liabilities
Current maturities of long-term debt	$2,484	$2,613
Accounts payable	19,173	16,076
Accounts payable to affiliate, net	4,321	3,333
Accrued expenses	9,889	8,010
Income taxes payable	469	—
Other current liabilities	—	716
Total current liabilities	36,336	30,748
Long-term debt, less current maturities	7,083	7,670
Revolving credit facility	14	—
Deferred credit	3,759	4,099
Accrued retirement health and life insurance benefits	4,259	4,420
Deferred income taxes	10,523	9,297
Total liabilities	61,974	56,234
Commitments and Contingencies (Note 4)
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 18,115,965 shares at June 30, 2015 and December 31, 2014, and 17,673,856 and 17,674,599 shares outstanding at June 30, 2015 and December 31, 2014, respectively	6,715	6,715
Additional paid-in capital	10,286	9,904
Retained earnings	101,308	89,454
Accumulated other comprehensive loss, net of tax	(474)	(732)
Treasury stock, at cost
Shares of 442,109 at June 30, 2015 and 441,406 at December 31, 2014	(838)	(980)
Total stockholders’ equity	117,001	104,365
Total liabilities and stockholders’ equity	$178,975	$160,599

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Year to Date Ended
	June 30, 2015	June 30, 2014
Cash Flows from Operating Activities
Net income	$12,941	$9,884
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization	6,184	6,108
Loss on property insurance recoveries	—	70
Deferred income taxes	3,057	—
Loss on sale of assets, net	—	93
Share based compensation	690	271
Equity method investment earnings	(4,447)	(5,666)
Changes in Operating Assets and Liabilities:
Receivables, net	(4,081)	(6,916)
Inventory	(10,576)	2,970
Prepaid expenses	(663)	(1,249)
Refundable income taxes	857	290
Accounts payable	2,992	(3,499)
Accounts payable to affiliate, net	988	2,064
Accrued expenses	1,879	(968)
Deferred credit	(340)	173
Accrued retirement health and life insurance benefits and other noncurrent liabilities	(665)	(331)
Other	287	(417)
Net cash provided by operating activities	9,103	2,877
Cash Flows from Investing Activities
Additions to property and equipment	(8,080)	(3,594)
Net cash used in investing activities	(8,080)	(3,594)
Cash Flows from Financing Activities
Purchase of treasury stock	(166)	(537)
Payment of dividends	(1,087)	(907)
Principal payments on long-term debt	(799)	(771)
Proceeds from revolving credit facility	1,235	34,683
Payments on revolving credit facility	(1,138)	(33,674)
Loan fees incurred with borrowings	(348)	(51)
Net cash used in financing activities	(2,303)	(1,257)
Decrease in cash and cash equivalents	(1,280)	(1,974)
Cash and cash equivalents, beginning of year	5,641	2,857
Cash and cash equivalents, end of period	$4,361	$883

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2014	$4	$6,715	$9,904	$89,454	$(732)	$(980)	$104,365
Comprehensive income:
Net income	—	—	—	12,941	—	—	12,941
Change in pension plans, net of tax (a)	—	—	—	—	243	—	243
Change in post employment benefits (a)	—	—	—	—	(30)	—	(30)
Change in translation adjustment on non-consolidated foreign subsidiary, net of tax(b)	—	—	—	—	45	—	45
Dividends and dividend equivalents declared, net	—	—	—	(1,087)	—	—	(1,087)
Share-based compensation	—	—	690	—	—	—	690
Stock shares awarded, forfeited or vested	—	—	(308)	—	—	308	—
Stock shares repurchased for payment of taxes	—	—	—	—	—	(166)	(166)
Balance, June 30, 2015	$4	$6,715	$10,286	$101,308	$(474)	$(838)	$117,001

(a)	See Note 9. Employee and Non-Employee Benefit Plans for amounts reclassified from Accumulated Other Comprehensive Loss.

(b)	See Note 2. Equity Method Investments for amounts reclassified from Accumulated Other Comprehensive Loss.

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

These unaudited condensed consolidated financial statements as of and for the year to date period ended June 30, 2015 should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission ("SEC").  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Inventories are stated at the lower of cost or market on the first-in, first-out ("FIFO") method.  Inventory valuations are impacted by constantly changing prices paid for key materials, primarily corn. Inventory consists of the following:

	June 30, 2015	December 31, 2014
Finished goods	$11,617	$10,039
Barreled distillate	19,051	11,114
Work in process	2,187	2,023
Raw materials	5,247	5,440
Maintenance materials	5,198	4,913
Other	1,717	912
Total	$45,017	$34,441

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

Customer-paid freight costs are included in Sales and were $3,552 and $3,672 for the quarters ended June 30, 2015 and 2014, respectively, and $6,951 and $7,162 for the year to date periods ended June 30, 2015 and 2014, respectively.

Recognition of Insurance Recoveries

Estimated loss contingencies are recognized as charges to income when they are probable and reasonably estimable.  Insurance recoveries are not recognized until all contingencies related to the insurance claim have been resolved and settlement has been reached with the insurer.  Insurance recoveries related to interruption of business, net of related out-of-pocket expenses, are reported as a reduction to Cost of sales on the Condensed Consolidated Statements of Comprehensive Income.  Insurance recoveries related to property damage, in excess of related costs and losses, if any, are included in Insurance recoveries on the Condensed Consolidated Statements of Comprehensive Income. During the quarter and year to date period ended June 30, 2014, the Company's property damage exceeded its insurance recoveries, which is included in Loss on Insurance Recoveries on the Condensed Consolidated Statements of Comprehensive Income.

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

Evaluating the need for, and amount of, a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence on a jurisdiction-by-jurisdiction basis. Such judgments require the Company to interpret existing tax law and other published guidance as applied to the Company's circumstances. As part of this assessment, the Company considers both positive and negative evidence about its profitability and tax situation. A valuation allowance is provided if, based on available positive and negative evidence, it is more likely than not that all or some portion of a deferred tax asset will not be realized.

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

Impairment of Long-lived Assets

The Company tests its long-lived assets and instruments for impairment whenever events or conditions and circumstances indicate a carrying amount of an asset may not be recoverable.  No events or conditions occurred during the quarter or year to date periods ended June 30, 2015 that required the Company to test its long-lived assets for impairment.

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

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair values of the Company’s debt were $9,639 and $10,297 at June 30, 2015 and December 31, 2014, respectively. These fair values are considered Level 2 under the fair value hierarchy. The financial statement carrying values of the Company's debt were $9,581 and $10,283 at June 30, 2015 and December 31, 2014, respectively.

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

Credit Agreement

On February 27, 2015, the Company, as a guarantor and a party, and its subsidiaries, MGPI Processing, Inc., MGPI Pipeline, Inc., and MGPI of Indiana, LLC, as the borrowers, entered into a five-year, $80,000 credit agreement pursuant to a Second Amended and Restated Credit Agreement and associated schedules (the "Restated Credit Agreement") with Wells Fargo Bank, National Association, as Administrative Agent (the "Agent"). The Restated Credit Agreement amended and restated the Company’s former revolving credit facility under the Amended and Restated Credit Agreement between the Company and Wells Fargo Bank, National Association, as Lender, dated November 2, 2012, as amended. The Restated Credit Agreement differs from the Company’s prior credit agreement by (i) increasing amount available under the credit facility to $80,000, (ii) extending the maturity date to February 27, 2020, (iii) providing for the addition of U.S. Bank, National Association, as a lender, and (iv) reducing certain interest rates, and (v)  incorporating other modifications consistent with the increase in the loan amount and to reflect Wells Fargo’s status as the Agent. The Company incurred loan fees related to the Restated Credit Amendment of $348. The unamortized balance of total loan fees related to the Restated Credit Amendment was $715 at June 30, 2015 and is included in Other Assets on the Condensed Consolidated Balance Sheets. The loan fees are being amortized over the life of the Restated Credit Agreement.

As of and for the quarter and year to date period ended June 30, 2015, the Company was in compliance with the Restated Credit Agreement’s financial covenants and other restrictions.

The amount of borrowings which the Company may make is subject to borrowing base limitations adjusted for the Fixed Asset Sub-Line collateral.  As of June 30, 2015, the Company's total outstanding borrowings under the credit facility were $6,768, comprised of $14 of revolver borrowing and $6,754 of fixed asset sub-line term loan borrowing, leaving $51,479 available for additional borrowings. The average interest rate for total borrowings of the Restated Credit Agreement at June 30, 2015 was 2.44 percent.

New Accounting Pronouncements

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330) which simplifies its current requirement that an entity measure inventory at lower of cost or market, when market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. Inventory within the scope of ASU 2015-11 should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.    ASU 2015-11 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The Company is evaluating the effect that ASU 2015-11 will have on its consolidated financial statements and related disclosures.

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

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. At its July 9, 2015 meeting, the FASB agreed to defer by one year the mandatory effective date of its revenue recognition standard, but will also provide entities the option to adopt it as of the original effective date. The new standard has a mandatory adoption date for the Company of January 1, 2018. Early adoption is permitted at January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Note 2.  Equity Method Investments.

As of June 30, 2015, the Company’s investments that are accounted for using the equity method of accounting consisted of the following: (1) 30 percent interest in ICP, which manufactures alcohol for fuel, industrial and beverage applications, and (2) 50 percent interest in D.M. Ingredients, GmbH, ("DMI"), which produced certain specialty starch and protein ingredients until June 30, 2015 (see DMI discussion below).

On April 9, 2015, ICP obtained a new $30,000 revolving credit facility with JPMorgan Chase Bank, N.A., which could be increased in the future by an additional $20,000, subject to lender approval. The revolver matures on April 9, 2018. Simultaneous with the execution of the new revolving credit facility, ICP terminated its $15,000 amended and restated
revolving credit facility with an affiliate of SEACOR, which would have matured January 31, 2016. The Company has no further funding requirement to ICP.

As further discussed in the Company's Form 10-K for the year ended December 31, 2014, during the quarter ended June 30, 2014, management reassessed the most likely events that would result in a recovery of its investment in ICP and determined that such a recovery would likely occur through cash distributions from ICP rather than through a sale or liquidation of ICP as formerly determined. As a result of this reassessment, during the quarter ended June 30, 2014, the Company remeasured its cumulative equity in the undistributed earnings of ICP. The cumulative effect of this change in estimate resulted in a decrease in equity method investment earnings of ICP of $1,882 for the period beginning April 1, 2013 and ending March 31, 2014; a decrease in the earnings per share of $0.10 per share for the year to date period ended June 30, 2014; and a decrease in the related equity method investment in ICP at June 30, 2014, of $1,882.

On December 29, 2014, the Company gave notice to DMI and to the Company's partner in DMI, Crespel and Dieters GmbH & Co. KG ("C&D"), to terminate the joint venture effective June 30, 2015. C&D also provided notice to terminate DMI effective June 30, 2015. On June 22, 2015, a termination agreement was executed by and between the Company, DMI, and C&D to dissolve DMI effective June 30, 2015. Additionally, on June 22, 2015 a termination agreement was executed by and between the Company and DMI to terminate their distribution agreement effective June 29, 2015. Under German law, commencing on June 30, 2015, normal operations for DMI ceased and a one-year winding down process began.

Realizability of DMI Investment

Due to the termination agreement signed on June 22, 2015, to terminate the Company's DMI joint venture effective June 30, 2016 that is previously described, the Company reclassified its pre-tax DMI translation adjustment of $81 ($45, net of tax) from accumulated other comprehensive loss into equity method investment loss that is reflected in Equity method investment earnings in the Condensed Consolidated Statements of Comprehensive Income. Also due to the June 22, 2015 agreement, the Company assessed the recoverability of its investment in DMI at June 30, 2015 of $384. The Company determined that DMI's financial results for the quarter ended June 30, 2015 reflected all foreseen material adjustments resulting from the termination agreement. By recording in Equity method investment earnings in the Condensed Consolidated Statements of Comprehensive Income, the pre-tax foreign currency translation adjustment of $81 for the quarter and year to date period ended June 30, 2015, as well as the Company's 50 percent portion of DMI's equity method investment losses of $133 and $110 for the quarter and year to date periods ended June 30, 2015, respectively, the Company's investment in DMI was appropriately reduced and reflected the estimated fair value of the DMI investment at June 30, 2015.

Summary Financial Information (unaudited)

Condensed financial information related to the Company’s non-consolidated equity method investment in ICP is shown below.

	Quarter Ended		Year to Date Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
ICP’s Operating results:
Net sales (a)	$48,371	$72,798	$87,969	$131,647
Cost of sales and expenses (b)	37,609	58,805	72,779	106,747
Net income	$10,762	$13,993	$15,190	$24,900

(a)
Includes related party sales to MGPI of $9,761 and $8,273 for the quarters ended June 30, 2015 and 2014, respectively, and $18,515 and $14,618 for the year to date periods ended June 30, 2015 and 2014, respectively.

(b)
Includes depreciation and amortization of $662 and $691 and business interruption insurance proceeds of $4,112 and $0 for the quarters ended June 30, 2015 and 2014, respectively, and depreciation and amortization of $1,325 and $1,363 and business interruption insurance proceeds of $4,112 and $0 for the year to date periods ended June 30, 2015 and 2014, respectively.

The Company’s equity method investment earnings (loss) from joint ventures, based on unaudited financial statements, is as follows:

	Quarter Ended			Year to Date Ended
	June 30, 2015		June 30, 2014	June 30, 2015		June 30, 2014
ICP (30% interest)	$3,229		$2,341	$4,558		$5,588
DMI (50% interest)	(133)	(a)	(10)	(110)	(a)	78
	$3,096		$2,331	$4,448		$5,666

(a) Includes the $81 pre-tax foreign currency translation adjustment discussed in Realizability of DMI Investment above.

The Company’s investment in joint ventures is as follows:

	June 30, 2015		December 31, 2014
ICP (30% interest)	$16,481		$11,924
DMI (50% interest)	384	(a)	449
	$16,865		$12,373

(a) Includes the $81 pre-tax foreign currency translation adjustment discussed in Realizability of DMI Investment above.

Note 3.  Earnings per Share.

The computations of basic and diluted earnings per share are as follows:

	Quarter Ended		Year to Date Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Operations:
Net operating income(a)	$7,871	$5,099	$12,941	$9,884
Less: Amounts allocated to participating securities (nonvested shares and units)(b)	293	218	484	423
Net income attributable to common shareholders	$7,578	$4,881	$12,457	$9,461

Share information:
Basic weighted average common shares(c)	17,400,359	17,277,225	17,398,022	17,261,824
Incremental shares from potential dilutive securities (d)	795	—	755	—
Diluted weighted average common shares	17,401,154	17,277,225	17,398,777	17,261,824

Basic and diluted earnings per share	$0.44	$0.28	$0.72	$0.55

Diluted earnings per share	$0.44	$0.28	$0.72	$0.55

(a)	Net operating income attributable to all shareholders.

(b)	Participating securities include 248,100 and 303,664 nonvested restricted shares at June 30, 2015 and 2014, respectively.

(c)
Under the two-class method, basic weighted average common shares exclude outstanding nonvested, participating securities consisting of restricted share awards of 248,100 and  303,664 at June 30, 2015 and 2014, respectively.

(d)
Anti-dilutive shares related to stock options totaled 0 and 10,000 for the quarters ended June 30, 2015 and 2014, respectively, and 0 and 10,000 for the year to date periods ended June 30, 2015 and 2014. There were dilutive shares related to stock options totaling 4,000 and 0 for the quarters ended June 30, 2015 and 2014, respectively, and 4,000 and 0 for the year to date periods ended June 30, 2015 and 2014, respectively. The dilutive shares resulted in potential dilutive securities of 795 and 0 for the quarters ended June 30, 2015 and 2014, respectively, and 755 and 0 for the year to date periods ended June 30, 2015 and 2014, respectively.

Note 4.  Commitments and Contingencies.

Commitments

The Company has separate grain supply agreements to purchase its grain requirements for its Indiana and Atchison facilities, each with a single supplier. These grain supply agreements expire December 31, 2017.  At June 30, 2015, the Company had total commitments to purchase grain to be used in operations through June 2016 totaling $33,711.

The Company has commitments to purchase natural gas at fixed prices and various dates through May 2016.  The commitment for these contracts at June 30, 2015 totaled $13,620.

The Company has a supply contract for flour used in the production of protein and starch ingredients.  At June 30, 2015, the Company had purchase commitments aggregating $12,707 through March 2016.

As of June 30, 2015, the Company had commitments to acquire capital assets, primarily associated with the Indiana facility dryer replacements related to the January 2014 fire, totaling $5,586. Purchases related to the dryer replacements were $2,054 for the quarter ended June 30, 2015 and $5,903 for the year to date period ended June 30, 2015.

Contingencies

There are various legal proceedings involving the Company and its subsidiaries. Management believes that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or overall trends in results of operations of the Company.

Note 5. Income Taxes
The provision for income taxes for the quarter and year to date period ended June 30, 2015 was $4,599 and $7,658, respectively, and the effective tax rate for the quarter was 36.9 percent and for the year to date period was 37.2 percent. The Company continues to evaluate all available positive and negative evidence to determine the likelihood of realization of the deferred tax assets and concluded that as of June 30, 2015, no changes to the remaining valuation allowance against capital loss carryovers and certain state income tax benefits were necessary at this time.

The provision for income taxes for the quarter and year to date period ended June 30, 2014 was $86 and $167, respectively, and the effective tax rate for the quarter and year to date period was 1.7%. The provision for the quarter and year to date period ended June 30, 2014 was after consideration of utilization of certain deferred tax assets, primarily net operating loss carry forwards and the related impact to the valuation allowance.

Note 6. Property and Business Interruption Insurance Claims and Recoveries

During October 2014, the Company experienced a fire at its Atchison facility.  Certain equipment in the facility's feed drying operations was damaged, but repairable, and the Company experienced a seven-day temporary loss of production. The Company reached final settlement with its insurance carrier to close this claim during the quarter ended March 31, 2015, and received $460 of insurance proceeds that are reflected as a net reduction to Cost of Sales on the Condensed Consolidated Statements of Comprehensive Income for the year to date period ended June 30, 2015.

During January 2014, the Company experienced a fire at its Indiana facility.  The fire damaged certain equipment in the feed dryer house and caused a temporary loss of production. The fire did not impact the Company's own or customer-owned warehoused inventory. By the end of February the plant was at pre-fire production levels. During the quarter and year to date period ended June 30, 2014, the Company received $250 of insurance proceeds. Insurance proceeds related to business interruption of $160, net of out-of-pocket expenses of $210, are reported as a $50 increase to Cost of sales on the Condensed Consolidated Statements of Comprehensive Income.  Insurance proceeds related to property of $90, net of the book value property loss of $160, are reported as a $70 Loss on insurance recoveries on the Condensed Consolidated Statements of Comprehensive Income.

Detail of the activities related to the property and business interruption insurance claims and recoveries and where the net impacts are recorded on the Condensed Consolidated Statements of Comprehensive Income is as follows:

	Quarter Ended		Year to Date Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Total insurance recoveries	$—	$250	$460	$250
Insurance recoveries - interruption of business	$—	$160	$460	$160
Less: out-of-pocket expenses related to interruption of business in Cost of Sales	—	210	—	210
Net reduction (increase) to Cost of sales	$—	$(50)	$460	$(50)

Insurance recoveries - property damage	$—	$90	$—	$90
Less: Net book value of property loss in insurance recoveries	—	160	—	160
Loss on insurance recoveries	$—	$(70)	$—	$(70)

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

	Quarter Ended		Year to Date Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net Sales to Customers
Distillery products	$68,967	$65,403	$134,829	$130,335
Ingredient solutions	16,387	15,164	30,938	29,228
Total	85,354	80,567	165,767	159,563
Depreciation and Amortization
Distillery products	2,212	2,111	4,383	4,200
Ingredient solutions	538	578	1,113	1,161
Corporate	342	377	688	747
Total	3,092	3,066	6,184	6,108
Income (Loss) before Income Taxes
Distillery products	13,362	5,874	24,500	11,326
Ingredient solutions	3,378	1,447	4,711	1,746
Corporate	(4,270)	(2,136)	(8,612)	(3,021)
Total	$12,470	$5,185	$20,599	$10,051

The following table allocates assets to each segment:

	As of June 30, 2015	As of December 31, 2014
Identifiable Assets
Distillery products	$113,247	$98,791
Ingredient solutions	25,951	23,324
Corporate	39,777	38,484
Total	$178,975	$160,599

Note 9.  Employee and Non-Employee Benefit Plans.

Post Employment Benefits.  The Company and its subsidiaries provide certain post-employment health care and life insurance benefits to certain retired employees.  The liability for such benefits is unfunded.

The components of the Net Periodic Benefit Cost/Income for the quarter and year to date periods ended June 30, 2015 and 2014, respectively, are as follows:

	Quarter Ended		Year to Date Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Service cost	$13	$16	$26	$44
Interest cost	35	35	70	81
Expected return on assets	—	(84)	—	(239)
Amortization of net actuarial loss	69	5	139	5
Amortization of prior service cost	(84)	(52)	(169)	(52)
Total post-retirement benefit cost / (income)	$33	$(80)	$66	$(161)

The Company disclosed in its financial statements for the year ended December 31, 2014, amounts expected to be paid to plan participants. There have been no revisions to these estimates and there have been no changes in the estimate of total employer contributions expected to be made for the year ended December 31, 2015. The Company reclassified $30 of prior service cost and net actuarial loss from accumulated other comprehensive loss into post-retirement benefit cost for the year to date period ended June 30, 2015, and $47 of prior service cost and net actuarial loss from accumulated other comprehensive income into post-retirement benefit cost for the year to date period ended June 30, 2014.

Total employer contributions accrued for the quarter ended June 30, 2015 were $94.

The Society of Actuaries released its final reports of the pension plan RP-2014 Mortality Tables and the Mortality Improvement Scale MP-2014 on October 27, 2014. The impact of this change in assumed mortality on post-employment benefits liability was included in the Company's post-employment plan valuation for the year ended December 31, 2014.

Pension Benefits.  The Company and its subsidiaries provided defined retirement benefits to certain employees covered under collective bargaining agreements.  Under the collective bargaining agreements, the Company’s pension funding contributions were determined as a percentage of wages paid. The funding was divided between the defined benefit plans and a union 401(k) plan. It was management’s policy to fund the defined benefit plans in accordance with the collective bargaining agreements.  The collective bargaining agreements allowed the plans’ trustees to develop changes to the pension plans to allow benefits to match funding, including reductions in benefits. The benefits under these pension plans were based upon years of qualified credited service; however, benefit accruals under the defined benefit plans were frozen in 2009. In April 2015, the Company received approval from the Pension Benefit Guaranty Corporation to terminate the pension plans for employees covered under collective bargaining agreements. The funding by the Company to terminate the plans was $741 and was recognized when the pension plan settlement was fully executed, in the quarter and year to date period ended June 30, 2015.

The components of the Net Periodic Benefit Cost for the quarter and year to date periods ended June 30, 2015 and 2014, respectively, are as follows:

	Quarter Ended		Year to Date Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest cost	$27	$22	$36	$44
Expected return on plan assets	(34)	(26)	(45)	(52)
Recognition of net loss	20	5	25	10
Loss incurred in current year	(35)	—	(35)	—
Settlement costs	414	—	414	—
Total pension benefit cost	$392	$1	$395	$2

The Company reclassified $404 ($243, net of tax) and $10 of accumulated other comprehensive loss into pension benefit cost for the year to date periods ended June 30, 2015 and 2014, respectively. The pre-tax reclassification of $404 for the year to date period ended June 30, 2015 was related to the termination and final funding of the Company's pension plans for employees covered under collective bargaining agreements.

All employer contributions were paid to participants of the plan as part of the plan's termination prior to June 30, 2015, which reduced the balance in Other Current Liabilities on the Condensed Consolidated Balance Sheets to $0 at June 30, 2015. As a result of the plan termination, there is no remaining or continuing obligation by the Company to the plan after the quarter ended June 30, 2015.

The employer contributions to the Company's union 401(k) plan were $115 for the quarter ended June 30, 2015.

Equity-Based Compensation Plans.  As of June 30, 2015, the Company was authorized to issue 40,000,000 shares of Common Stock. The Company’s equity-based compensation plans provide for the awarding of stock options, stock appreciation rights, shares of restricted stock ("Restricted Stock"), and RSUs for senior executives and salaried employees as well as non-employee directors.

As discussed in the Company's report on Form 10-K for the year ended December 31, 2014, the Company currently has two active equity-based compensation plans: the Employee Equity Incentive Plan of 2014 (the "2014 Plan") and the Non-Employee Director Equity Incentive Plan (the "Directors' Plan"). The plans were approved by shareholders at the Company's annual meeting in May 2014. The 2014 Plan had 1,500,000 shares registered for future grants and replaced the Stock Incentive Plan of 2004 (the "2004 Plan"), although the 2004 Plan had a remaining balance of 248,100 nonvested outstanding awards at June 30, 2015. The Directors' Plan had 300,000 shares registered for future grants and replaced the Stock Option Plan for Outside Directors (the "Directors' Option Plan") and the Non-Employee Directors' Restricted Stock Plan (the "Directors' Stock Plan"), although the Directors' Option Plan had a remaining balance of 4,000 unexercised awards at June 30, 2015.

At the May 2014 annual meeting, shareholders also approved a new Employee Stock Purchase Plan (the "ESPP") with 300,000 shares registered for employee purchase. At June 30, 2015 the new ESPP was not yet active.

The 2014 Plan provides that vesting occurs pursuant to the time period specified in the particular award agreement approved for that issuance of RSUs, which is not less than three years unless vesting is accelerated due to the occurrence of certain events. The compensation expense related to awards granted under the 2014 Plan during calendar year 2014 and early calendar 2015 is based on the market price of the stock on the date the Board of Directors approved the grant and is being amortized over the service vesting period of the award. In February 2015 the Board of Directors approved a requirement that certain Company performance metrics be met in order for awards to be granted under the 2014 Plan. The compensation expense related to awards granted under the 2014 Plan after February 2015 is based on the market price of the stock on the date the Board of Directors approves the grant and is amortized over the performance and service vesting period of the award. As of June 30, 2015, 95,702 RSUs had been granted under the 2014 Plan, with 6,256 of those forfeited for termination of employment.

The Directors' Plan provides that vesting occurs pursuant to the time period specified in the particular award agreement approved for that issuance, which is not less than one year unless vesting is accelerated due to the occurrence of certain events.  As of June 30, 2015, 31,983 shares had been granted related to the Directors' Plan. The compensation expense related to awards granted under the Directors' Plan is based on the closing market price of the Company's stock on the day before the grant approved by the Board of Directors.

As of June 30, 2015, 675,046 shares of Restricted Stock and RSUs were outstanding under the Company’s active and inactive long-term incentive plans.

On May 28, 2015, the Company terminated the employment of its CFO. Pursuant to the Separation Agreement and Release between the Company and its CFO, consideration upon termination included the vesting at May 28, 2015, of 13,585 shares of Restricted Stock originally granted on August 26, 2010, at a cost of $231, which is reflected in Selling, general and administrative expenses on the Condensed Consolidated Statements of Comprehensive Income and Treasury stock, at cost on the Condensed Consolidated Balance Sheets. Additional consideration upon termination included severance costs detailed in Note 10. Severance Costs.

On June 23, 2015, the Company announced that Randall M. Schrick, its Vice President of Production and Engineering, intends to retire effective December 31, 2015. Mr. Schrick will provide consulting services to the Company, as needed, under the terms of a non-substantive consulting agreement entered into with the Company on June 23, 2015 (the "Consulting Agreement"). The initial term of the Consulting Agreement is January 1, 2016, to December 31, 2018, and, under the Consulting Agreement, Mr. Schrick will provide consulting with respect to such business matters as he previously provided services as an employee. During the term of the Consulting Agreement and for an 18-month period thereafter, Mr. Schrick will be subject to customary noncompetition, customer and supplier nonsolicitation and employee nonsolicitation restrictions. In recognition of Mr. Schrick's service, the Company has elected to continue the vesting of his shares of Restricted Stock and RSUs on their original vesting schedules, which extends beyond Mr. Schrick's intended retirement date. The Company determined that this announcement resulted in a modification of Mr. Schrick's unvested equity awards. Accordingly, the recognition of the remaining associated compensation expense of $195 is to be accelerated and fully recognized over the period beginning with the measurement date of the modification, June 23, 2015, through December 31, 2015, Mr. Schrick's intended retirement date. Associated compensation expense is reflected in Selling, general and administrative expenses on the Condensed Consolidated Statements of Comprehensive Income. Mr. Schrick's unvested awards on the modification date were 16,500 shares of Restricted Stock and 29,941 RSUs.

Stock Repurchase

On February 27, 2015, the Company's Board of Directors authorized the purchase of up to $3,500 of its common stock. Pursuant to the authorization, the Company is permitted to purchase its own shares from time to time on the open market or in privately negotiated transactions. There were no purchases by the Company of its common stock during the quarter ended June 30, 2015.
Note 10.  Severance Costs

On December 3, 2013, the Company entered into a settlement agreement, pursuant to which the Company terminated the employment of its then-Chief Executive Officer and President ("CEO"). In connection with the settlement agreement, the Company agreed to pay severance and transition services costs, exclusive of out-of-pocket expenses, totaling $915. During the quarter and year to date periods ended June 30, 2014, $104 and $301, respectively, of the total severance and transition services amount was paid to the former CEO. Certain other members of management were terminated in 2014 that are included in the Provision for additional expense and Payments and adjustments detailed in the below table for the quarter and year to date periods ended June 30, 2014.

On May 28, 2015, the Company terminated the employment of its CFO. Pursuant to the Separation Agreement and Release between the Company and its CFO, related termination costs to the Company are $941, including the pro-rata grant of Restricted Stock discussed in Note 9. Employee and Non-Employee Benefit Plans. For the quarter and year to date period ended June 30, 2015, severance costs related to the CFO's termination included in Selling, general and administrative expenses on the Condensed Consolidated Statements of Comprehensive Income, not including the grant of restricted stock, were $710 and a related accrual was included in Accrued expenses on the Condensed Consolidated Balance Sheets.

Activity related to severance costs for the quarter and year to date periods ended June 30, 2015 and 2014 was as follows:

	Quarter Ended		Year to Date Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Balance at beginning of period	$36	$699	$89	$1,142
Provision for additional expense	722	184	722	313
Payments and adjustments	(59)	(336)	(112)	(908)
Balance at end of period	$699	$547	$699	$547

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

RECENT ACTIVITIES

Loss and Retirement of Key Management Personnel

On May 29, 2015, we announced the termination of the employment of our Vice President, Finance, and Chief Financial Officer ("CFO") effective May 28, 2015, pursuant to the Separation Agreement and Release with our CFO. We are undertaking an external search for a new CFO and we anticipate that the CFO role will be filled by the end of fourth quarter 2015. Pursuant to the Separation Agreement and Release between us and our CFO, related termination costs to us are $941, including the pro-rata grant of Restricted Stock discussed in Note 9. Employee and Non-Employee Benefit Plans. For the quarter and year to date period ended June 30, 2015, severance costs related to our CFO's termination included in Selling, general and administrative expenses on the Condensed Consolidated Statements of Comprehensive Income, not including the pro-rata grant of restricted stock, were $710 and a related accrual was included in Accrued expenses on the Condensed Consolidated Balance Sheets. Our CFO's consideration upon termination also included the vesting at May 28, 2015, of 13,585 shares of Restricted Stock originally granted on August 26, 2010, at a total cost of $231, which is reflected in Selling, general and administrative expenses on the Condensed Consolidated Statements of Comprehensive Income and Treasury stock, at cost on the Condensed Consolidated Balance Sheets.

On June 23, 2015, we announced that Randall M. Schrick, our Vice President of Production and Engineering, intends to retire effective December 31, 2015. Mr. Schrick will provide consulting services to us, as needed, under the terms of a non-substantive consulting agreement entered into with us on June 23, 2015 (the "Consulting Agreement"). The initial term of the Consulting Agreement is January 1, 2016, to December 31, 2018, and, under the Consulting Agreement, Mr. Schrick will provide consulting with respect to such business matters as he previously provided services as an employee. During the term of the Consulting Agreement and for an 18-month period thereafter, Mr. Schrick will be subject to customary noncompetition, customer and supplier nonsolicitation and employee nonsolicitation restrictions. In recognition of Mr. Schrick's service, we elected to continue the vesting of his shares of Restricted Stock and Restricted Stock Units ("RSUs") on their original vesting schedules, which extends beyond Mr. Schrick's retirement date. We determined that this announcement resulted in a modification of Mr. Schrick's unvested equity awards. Accordingly, the recognition of the remaining associated compensation expense of $195 is to be accelerated and fully recognized over the period beginning with the measurement date of the modification, June 23, 2015, through December 31, 2015, Mr. Schrick's intended retirement date. Associated compensation expense is reflected in Selling, general and administrative expenses on the Condensed Consolidated Statements of Comprehensive Income. Mr. Schrick's unvested awards on the modification date were 16,500 shares of Restricted Stock and 29,941 RSUs.

For a discussion of risks related to the loss and retirement of key management personnel, refer to Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

Termination of Pension Benefit Plan

We took steps during 2014 to initiate termination of the pension plans for employees covered under collective bargaining agreements. In April 2015, we received approval from the Pension Benefit Guaranty Corporation to terminate the pension plans for employees covered under collective bargaining agreements. Our additional funding to terminate the plans was $741 and was primarily reflected in Other Current Liabilities on the Condensed Consolidated Balance Sheets. All employer contributions were paid to participants of the plan as part of the plan's termination prior to June 30, 2015, which reduced the balance in Other Current Liabilities on the Condensed Consolidated Balance Sheets to $0 at June 30, 2015. As a result of the plan's termination, there is no remaining or continuing obligation by us to the plan after the quarter ended June 30, 2015.

ICP Insurance Proceeds

On July 23, 2014, ICP's alcohol production was interrupted resulting in inconsequential damage to equipment. Production was restarted on a limited basis on August 1, 2014, and ICP was back to normal production rates on or about August 14, 2014. ICP's related business interruption claim was finalized when it received insurance proceeds of $4,112 during the quarter ended June 30, 2015, which increased their net income for the quarter and year to date period ended June 30, 2015. Our portion of the insurance proceeds, $1,230, is reflected in Equity method investment earnings on the Condensed Consolidated Statements of Comprehensive Income for the quarter and year to date period ended June 30, 2015.

Termination of DMI Joint Venture and new Framework Supply Agreement

On December 29, 2014, we gave notice to D.M. Ingredients, GmbH, ("DMI") and to our partner in DMI, Crespel and Dieters GmbH & Co. KG ("C&D"), to terminate our joint venture effective June 30, 2015. C&D also provided notice to terminate DMI effective June 30, 2015. On June 22, 2015, a termination agreement was executed by and between us, DMI, and C&D to dissolve DMI effective June 30, 2015. On June 22, 2015 a termination agreement was executed by and between us and DMI to terminate our distribution agreement effective June 29, 2015. Under German law, commencing on June 30, 2015, normal operations for DMI ceased and a one-year winding down process began.

Due to the termination agreement signed on June 22, 2015, to terminate our DMI joint venture effective June 30, 2016 that is previously described, we reclassified our pre-tax DMI translation adjustment of $81 from accumulated other comprehensive loss into equity method investment loss that is reflected in Equity method investment earnings in the Condensed Consolidated Statements of Comprehensive Income. Also due to the June 22, 2015 agreement, we assessed the recoverability of our investment in DMI at June 30, 2015 of $384. We determined that DMI's financial results for the quarter ended June 30, 2015 reflected all foreseen material adjustments resulting from the termination agreement. By recording a pre-tax foreign currency translation adjustment of $81 for the quarter and year to date period ended June 30, 2015, as well as our 50 percent portion of DMI's equity method investment losses of $133 and $110 for the quarter and year to date periods ended June 30, 2015, respectively, in Equity method investment earnings in the Condensed Consolidated Statements of Comprehensive Income, our investment in DMI was appropriately reduced and reflects the estimated fair value of the DMI investment at June 30, 2015.

DMI was the sole source of our supply of Trutex®/Wheatex® for the past 2 years. Finding another source to supply the product was critical to our continued ability to market Trutex®/Wheatex®. On June 22, 2015, a Framework Supply Agreement was entered into between Loryma GmbH and us, effective June 30, 2015, for the sourcing of the Trutex®/Wheatex® series of textured wheat proteins. The term of the Framework Supply Agreement is unlimited with a provision for either party to cancel with no less than six months written notice. We have also identified a United States ("U.S.") based tolling manufacturer for the supply of Trutex®/Wheatex® to our U.S. customers.

Stock Repurchase

On February 27, 2015, our Board of Directors authorized the purchase of up to $3,500 of our common stock. Pursuant to the authorization, we are permitted to purchase our own shares from time to time on the open market or in privately negotiated transactions. There were no purchases by us of our common stock during the quarter ended June 30, 2015.

Amendment to Credit Agreement

On February 27, 2015, we, as a guarantor and a party, and our subsidiaries, MGPI Processing, Inc., MGPI Pipeline, Inc. and MGPI of Indiana, LLC, as the borrowers, entered into a five-year, $80,000 credit agreement pursuant to a Second Amended and Restated Credit Agreement and associated schedules (the "Restated Credit Agreement") with Wells Fargo Bank, National Association, as Administrative Agent (the "Agent"). The Restated Credit Agreement amends and restates our existing credit agreement under the Amended and Restated Credit Agreement between us and Wells Fargo Bank, National Association, as Lender, dated November 2, 2012, as amended. The Restated Credit Agreement differs from our prior credit agreement by (i) increasing amount available under the credit facility to $80,000, (ii) extending the maturity date to February 27, 2020, (iii) providing for the addition of U.S. Bank, National Association, as a lender, and (iv) reducing in certain interest rates, and (v)  incorporating other modifications consistent with the increase in the loan amount and to reflect Wells Fargo’s status as the Agent.

Dividend and Dividend Equivalents

On February 27, 2015, the Board of Directors declared a dividend payable to stockholders of record as of March 26, 2015, of our common stock, no par value ("Common Stock") and a dividend equivalent payable to holders of RSUs as of March 26, 2015, of six cents per share and per unit.  The total payment of $1,087, comprised of dividend payments of $1,061 and dividend equivalent payments, net of estimated forfeitures, of $26, was paid on April 21, 2015.

Dryer Purchase Commitment

As of June 30, 2015, we had commitments to acquire capital assets, primarily associated with the Indiana facility dryer replacements related to the January 2014 fire, totaling $5,586. Purchases related to the dryer replacements were $2,054 for the quarter ended June 30, 2015 and $5,903 for the year to date period ended June 30, 2015.

RESULTS OF OPERATIONS

Quarter Rollforward of Net Income
Consolidated earnings for the quarter ended June 30, 2015 increased compared to the same period a year ago, with net income of $7,871 on consolidated net sales of $85,354 versus net income of $5,099 on consolidated net sales of $80,567 in the quarter ended June 30, 2014. The table below details the quarter-versus-quarter increases and decreases in net income:

Quarter Ended

Net income for the quarter ended June 30, 2014	$5,099
Improved by:
Increased gross profit from distillery products segment(a)	7,285
Increased gross profit from ingredient solutions segment(a)	1,935
Increased earnings from equity method investments	765
Other	159

Reduced by:
Increase in income tax expense	(4,513)
Increased selling, general, and administrative expenses	(2,859)
Net income for the quarter ended June 30, 2015	$7,871

(a) See "--Segment Results" below

The quarter-versus-quarter increase in consolidated earnings was primarily due to an increase in net sales volume of alcohol products within the distillery products segment and an increase in net sales volume within the ingredient solutions segment, as well as improved product mix in both segments. Total alcohol products average selling price increased 5.4 percent for the quarter ended June 30, 2015 compared to the year ago quarter, primarily as a result of a continuing shift towards the sale of food grade alcohol, which includes beverage alcohol. Total ingredient solutions products average selling price increased 4.2 percent for the quarter ended June 30, 2015 compared to the year ago quarter, primarily as a result of a continuing shift towards the sale of specialty wheat proteins and starches. Our combined earnings before income taxes for the distillery products segment and ingredient solutions segment increased to $16,740 for the quarter ended June 30, 2015 from combined earnings of $7,321 for the quarter ended June 30, 2014 (see "--Distillery Products" and "--Ingredient Solutions" below). There was also an increase in our equity method investment earnings of $765 to $3,096 for the quarter ended June 30, 2015 from $2,331 in the prior year quarter, primarily due to our $1,230 portion of ICP's receipt of $4,112 of insurance proceeds for business interruption during the quarter ended June 30, 2015, partially offset by lower ICP sales volumes and lower average per unit selling price during the quarter ended June 30, 2015 compared to the prior year quarter (see Equity Method Investment Earnings below). Our share of earnings of ICP continued to have a positive impact on our net income for the quarter ended June 30, 2015. There can be no assurance that such results will continue in future periods.

Partially offsetting the increase in pre-tax earnings for our two segments was the $4,513 increase in total income tax expense recorded for the quarter ended June 30, 2015 of $4,599 compared to $86 recorded for the quarter ended June 30, 2014. The majority of this change was due to the utilization of certain deferred tax assets in the prior year quarter, primarily net operating loss carry forwards and the related impact to the valuation allowance (see Note 5. Income Taxes).

Selling, general and administrative expenses for the quarter ended June 30, 2015 increased by $2,859, compared to the quarter ended June 30, 2014, primarily due to an acceleration and increase in accruals for long-term and short-term incentive compensation of $1,512 (see Note 9. Employee and Non-Employee Benefit Plans), an increase in severance costs of $698 (see Note 10. Severance Costs), and an increase in Board of Directors fees, accounting services, and personnel costs of $541.

Year to Date Rollforward of Net Income

Consolidated earnings for the year to date period ended June 30, 2015 increased compared to the same period a year ago, with net income of $12,941 on consolidated net sales of $165,767 versus net income of $9,884 on consolidated net sales of $159,563 in the year to date period ended June 30, 2014. The table below details the period-versus-period increases and decreases in net income:

Year to Date Ended

Net income for the year to date period ended June 30, 2014	$9,884
Improved by:
Increased gross profit from distillery products segment(a)	12,759
Increased gross profit from ingredient solutions segment(a)	3,048
Other	226

Reduced by:
Decreased earnings from equity method investments	(1,218)
Increase in income tax expense	(7,491)
Increased selling, general, and administrative expenses	(4,267)
Net income for the year to date period ended June 30, 2015	$12,941

(a) See "--Segment Results" below

The period-versus-period increase in consolidated earnings was primarily due to an increase in net sales volume of alcohol products within the distillery products segment and an increase in net sales volume within the ingredient solutions segment, as well as improved product mix in both segments. Total alcohol products average selling price increased 7.0 percent for the year to date period ended June 30, 2015 compared to the year ago period, primarily as a result of a continuing shift towards the sale of food grade alcohol, which includes beverage alcohol. Total ingredient solutions products average selling price increased 1.8 percent for the year to date period ended June 30, 2015 compared to the year ago period, primarily as a result of a continuing shift towards the sale of specialty wheat proteins and starches. Our combined earnings before income taxes for the distillery products segment and ingredient solutions segment increased to $29,211 for the year to date period ended June 30, 2015 from combined earnings of $13,072 for the year to date period ended June 30, 2014 (see "--Distillery Products" and "--Ingredient Solutions" below).

Partially offsetting the increase in pre-tax earnings for our two segments was the $1,218 decrease in our equity method investment earnings to $4,448 for the year to date period ended June 30, 2015 from $5,666 in the prior year period, primarily due to lower ICP sales volume and lower per unit average selling price compared to the same period a year ago, partially offset by our $1,230 portion of ICP's receipt of $4,112 of insurance proceeds for business interruption during the year to date period ended June 30, 2015 (see Equity Method Investment Earnings below). While the period-versus-period equity method investment earnings decreased, our share of earnings of ICP continued to have a positive impact on our net income for the year to date period ended June 30, 2015. There can be no assurance that such results will continue in future periods.

Also partially offsetting the increase in pre-tax earnings for our two segments was the $7,491 increase in total income tax expense recorded for the year to date period ended June 30, 2015 of $7,658 compared to $167 recorded for the year to date period ended June 30, 2014. The majority of this change was due to the utilization of certain deferred tax assets in the prior year period, primarily net operating loss carry forwards and the related impact to the valuation allowance (see Note 5. Income Taxes).

Selling, general and administrative expenses for the year to date period ended June 30, 2015 increased by $4,267, compared to the year to date period ended June 30, 2014, primarily due to an acceleration and increase in accruals for long-term and short-term incentive compensation of $2,735 (see Note 9. Employee and Non-Employee Benefit Plans), an increase in severance costs of $569 (see Note 10. Severance Costs), and an increase in Board of Directors fees, accounting services, and personnel costs of $830.

NET SALES

Net sales for the quarter ended June 30, 2015 increased $4,787, or 5.9 percent, compared to the quarter ended June 30, 2014. Net sales in the distillery products segment as a whole increased primarily as a result of a higher average selling price partially offset by lower net sales volume. Net sales of alcohol products within the distillery products segment increased primarily as a result of higher net sales volume and higher average selling price. The average selling price of alcohol products within the distillery products segment increased 5.4 percent, due to the shift in product sales mix to higher value products. Net sales in the ingredient solutions segment as a whole increased primarily as a result of higher net sales volume and a higher average selling price. The average selling price of products in the ingredient solutions segment increased 4.2 percent, due to the shift in product sales mix to higher value products.

Net sales for the year to date period ended June 30, 2015 increased $6,204, or 3.9 percent, compared to the year to date period ended June 30, 2014. Net sales in the distillery products segment as a whole increased primarily as a result of a higher average selling price partially offset by lower net sales volume. Net sales of alcohol products within the distillery products segment increased primarily as a result of higher net sales volume and higher average selling price. The average selling price of alcohol products within the distillery products segment increased 7.0 percent, due to the shift in product sales mix to higher value products. Net sales in the ingredient solutions segment as a whole increased primarily as a result of higher sales volume and a higher average selling price. The average selling price of products in the ingredient solutions segment increased 1.8 percent, due to the shift in product sales mix to higher value products.

COST OF SALES

For the quarter ended June 30, 2015, cost of sales decreased $4,433, or 6.1 percent, compared to the quarter ended June 30, 2014.  For the quarter ended June 30, 2015, cost of sales was 79.5 percent of net sales, which generated a gross margin of 20.5 percent. For the quarter ended June 30, 2014, cost of sales was 89.7 percent of net sales, which generated a gross profit margin of 10.3 percent.

For the quarter ended June 30, 2015, our lower overall costs were primarily the result of production efficiencies, as well as lower costs for corn, flour, and natural gas. We saw quarter-versus-quarter decreases in the per-bushel cost of corn and the per-pound cost of flour, which averaged 20.6 percent and 10.3 percent lower, respectively, compared to the quarter ended June 30, 2014. Natural gas averaged 10.8 percent lower per unit compared to the prior year period.

For the year to date period ended June 30, 2015, cost of sales decreased $9,603, or 6.6 percent, compared to the year to date period ended June 30, 2014. For the year to date period ended June 30, 2015, cost of sales was 81.3 percent of net sales, which generated a gross margin of 18.7 percent. For the year to date period ended June 30, 2014, cost of sales was 90.5 percent of net sales, which generated a gross profit margin of 9.5 percent.

For the year to date period ended June 30, 2015, our lower overall costs were primarily the result of production efficiencies, as well as lower costs for corn, flour, and natural gas. We saw period-versus-period decreases in the per-bushel cost of corn and the per-pound cost of flour, which averaged 20.4 percent and 8.1 percent lower, respectively, compared to the year to date period ended June 30, 2014. Natural gas averaged 4.3 percent lower per unit compared to the prior year period.

During October 2014, we experienced a fire at our Atchison facility. Certain equipment in the facility's feed drying operations was damaged, but repairable, and we experienced a seven-day temporary loss of production. We reached final settlement with our insurance carrier to close this claim during the quarter ended March 31, 2015, and received $460 of insurance proceeds that are reflected as a net reduction to Cost of Sales on the Condensed Consolidated Statements of Comprehensive Income for the year to date period ended June 30, 2015.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the quarter ended June 30, 2015 increased by $2,859 compared to the quarter ended June 30, 2014.  This increase was primarily due to an acceleration and increase in accruals for long-term and short-term incentive compensation of $1,512 (see Note 9. Employee and Non-Employee Benefit Plans), an increase in severance costs of $698 (see Note 10. Severance Costs), and an increase in governance fees, accounting services, and personnel costs of $541.

Selling, general and administrative expenses for the year to date period ended June 30, 2015 increased by $4,267, compared to the year to date period ended June 30, 2014.  This increase was primarily due to an acceleration and increase in accruals for long-term and short-term incentive compensation of $2,735 (see Note 9. Employee and Non-Employee Benefit Plans), an increase in severance costs of $569 (see Note 10. Severance Costs), and an increase in governance fees, accounting services, and personnel costs of $830.

INTEREST EXPENSE

Interest expense for the quarter ended June 30, 2015 decreased $89 compared to the quarter ended June 30, 2014. This decrease was primarily the result of lower average daily balance and interest rate on our Restated Credit Agreement compared to the same period a year ago.

Interest expense for the year to date period ended June 30, 2015 decreased $156 compared to the year to date period ended June 30, 2014. This decrease was primarily the result of lower average daily balance and interest rate on our Restated Credit Agreement compared to the same period a year ago.

EQUITY METHOD INVESTMENT EARNINGS

ICP

As further discussed in our Form 10-K for the year ended December 31, 2014, during the quarter ended June 30, 2014, we reassessed the most likely events that would result in a recovery of our investment in ICP and determined that such a recovery would likely occur through cash distributions from ICP rather than through a sale or liquidation of ICP. As a result of this reassessment, during the quarter ended June 30, 2014, we remeasured our cumulative equity in the undistributed earnings of ICP. The cumulative effect of this change in estimate resulted in a decrease in equity method investment earnings of ICP of $1,882 for the period beginning April 1, 2013 and ending March 31, 2014; a decrease in the earnings per share of $0.10 per share for the quarter and year to date period ended June 30, 2014; and a decrease in the related equity method investment in ICP at June 30, 2014, of $1,882.

For the quarter ended June 30, 2015, ICP reported total net income of $10,762. Our portion of the earnings for the current quarter was $3,229. For the quarter ended June 30, 2014, ICP generated net income of $13,993. Our portion of the earnings for the year-ago quarter, after the effect of the above-described change in estimate of $1,882, was $2,341. The quarter-versus-quarter increase in earnings of $888 was primarily due to our $1,230 portion of ICP's receipt of $4,112 of insurance proceeds for business interruption during the quarter ended June 30, 2015, partially offset by lower ICP sales volumes and lower average per unit selling price during the quarter ended June 30, 2015 compared to the prior year quarter. The decline in sales volume was primarily due to lower demand. Lower average selling price in the quarter ended June 30, 2015 reflected unfavorable market conditions compared to the year-ago quarter (see Note 2. Equity Method Investments).

For the year to date period ended June 30, 2015, ICP reported total net income of $15,190. Our portion of the earnings for the current year period was $4,558. For the year to date period ended June 30, 2014, ICP generated net income of $24,900. Our portion of the earnings for the year-ago period, after the effect of the above-described change in estimate of $1,882, was $5,588. The period-versus-period decrease in earnings was primarily due to lower ICP sales volume and lower per unit average selling price compared to the same period a year ago, partially offset by our $1,230 portion of ICP's receipt of $4,112 of insurance proceeds for business interruption during the year to date period ended June 30, 2015. The decline in sales volume was primarily due to lower demand. Lower average selling price in the year to date period ended June 30, 2015 reflected unfavorable market conditions compared to the year-ago period (see Note 2. Equity Method Investments).

Our proportionate share of the earnings of ICP continued to have a positive impact on our current quarter and year to date consolidated earnings. There can be no assurance that such results will continue in future periods.

On July 23, 2014, ICP's alcohol production was interrupted resulting in inconsequential damage to equipment. Production was restarted on a limited basis on August 1, 2014, and ICP was back to normal production rates on or about August 14, 2014. ICP's related business interruption claim was finalized when it received insurance proceeds of $4,112 during the quarter ended June 30, 2015, which increased their net income for the quarter and year to date period ended June 30, 2015. Our portion of the insurance proceeds, $1,230, is reflected in Equity method investment earnings on the Condensed Consolidated Statements of Comprehensive Income for the quarter and year to date period ended June 30, 2015.

DMI

For the quarters ended June 30, 2015 and 2014, DMI incurred net losses of $105 and $21, respectively. As a 50 percent equity investor, our portion of the equity losses, including the pre-tax reclassification of $81 in the quarter ended June 30, 2015 from accumulated other comprehensive loss, as detailed in Note 2. Equity Method Investments, was $133 and $10 for the quarters ended June 30, 2015 and 2014, respectively.

For the year to date periods ended June 30, 2015 and 2014, DMI incurred a net loss of $59 for the year to date period ended June 30, 2015, and net income of $155 for the year to date period ended June 30, 2014. As a 50 percent equity investor, our portion of the equity in earnings (loss), including the pre-tax reclassification of $81 in the year to date period ended June 30, 2015 from accumulated other comprehensive loss, as detailed in Note 2. Equity Method Investments, was $(110) and $78 for the year to date periods ended June 30, 2015 and 2014, respectively.

On December 29, 2014, we gave notice to D.M. Ingredients, GmbH, ("DMI") and to our partner in DMI, Crespel and Dieters GmbH & Co. KG ("C&D"), to terminate our joint venture effective June 30, 2015. C&D also provided notice to terminate DMI effective June 30, 2015. On June 22, 2015, a termination agreement was executed by and between us, DMI, and C&D to dissolve DMI effective June 30, 2015. On June 22, 2015 a termination agreement was executed by and between us and DMI to terminate our distribution agreement effective June 29, 2015. Under German law, commencing on June 30, 2015, normal operations for DMI ceased and a one-year winding down process began.

Due to the termination agreement signed on June 22, 2015, to terminate our DMI joint venture effective June 30, 2016 that is previously described, we reclassified our pre-tax DMI translation adjustment of $81 from accumulated other comprehensive loss into equity method investment loss that is reflected in Equity method investment earnings in the Condensed Consolidated Statements of Comprehensive Income. Also due to the June 22, 2015 agreement, we assessed the recoverability of our investment in DMI at June 30, 2015 of $384. We determined that DMI's financial results for the quarter ended June 30, 2015 reflected all foreseen material adjustments resulting from the termination agreement. By recording in Equity method investment earnings in the Condensed Consolidated Statements of Comprehensive Income, the pre-tax foreign currency translation adjustment of $81 for the quarter and year to date period ended June 30, 2015, as well as our 50 percent portion of DMI's equity method investment losses of $133 and $110 for the quarter and year to date periods ended June 30, 2015, respectively, our investment in DMI was appropriately reduced and reflected the estimated fair value of the DMI investment at June 30, 2015.

DMI was the sole source of our supply of Trutex®/Wheatex® for the past 2 years. Finding another source to supply the product was critical to our continued ability to market Trutex®/Wheatex®. On June 22, 2015, a Framework Supply Agreement was entered into between Loryma GmbH and us, effective June 30, 2015, for the sourcing of the Trutex®/Wheatex® series of textured wheat proteins. The term of the Framework Supply Agreement is unlimited with a provision for either party to cancel with no less than six months written notice. We have also identified a U.S. based tolling manufacturer for the supply of Trutex®/Wheatex® to our U.S. customers.

PROVISION FOR INCOME TAXES

The provision of income taxes for the quarter ended June 30, 2015 was $4,599, for an effective tax rate for the period of 36.9 percent. We continue to evaluate all available positive and negative evidence to determine the likelihood of realization of the deferred tax assets and concluded that as of June 30, 2015, no changes to the remaining valuation allowance against capital loss carryovers and certain state income tax benefits were necessary at this time.

The effective rate for the quarter ended June 30, 2014 was 1.7 percent, after consideration of utilization of certain deferred tax assets, primarily net operating loss carry forwards and the related impact to the valuation allowance. The provision of income taxes for the quarter ended June 30, 2014 was of $86.

The provision of income taxes for the year to date period ended June 30, 2015 was $7,658, for an effective tax rate for the period of 37.2 percent. We continue to evaluate all available positive and negative evidence to determine the likelihood of realization of the deferred tax assets and concluded that as of June 30, 2015, no changes to the remaining valuation allowance against capital loss carryovers and certain state income tax benefits were necessary at this time.

The effective rate for the year to date period ended June 30, 2014 was 1.7 percent, after consideration of utilization of certain deferred tax assets, primarily net operating loss carry forwards and the related impact to the valuation allowance. The provision of income taxes for the year to date period ended June 30, 2014 was of $167.

NET INCOME

As the result of the factors outlined above, we generated net income in the quarter and year to date periods ended June 30, 2015 of $7,871 and $12,941, respectively, compared to net income in the quarter and year to date periods ended June 30, 2014 of $5,099 and $9,884, respectively.

SEGMENT RESULTS

DISTILLERY PRODUCTS

The following table shows selected financial information for our distillery products segment for the quarters ended June 30, 2015 and 2014.

	DISTILLERY PRODUCTS NET SALES BY PRODUCT GROUP
	Quarters Ended June 30,		Quarter-versus-Quarter Net Sales Change Increase / (Decrease)		Quarter-versus-Quarter Volume Increase / (Decrease)
	2015	2014	$ Change	% Change	% Change
	Amount	Amount
Food grade alcohol	$58,296	$51,322	$6,974	13.6%
Fuel grade alcohol	1,554	3,300	(1,746)	(52.9)
Distillers feed and related co-products	7,468	9,561	(2,093)	(21.9)
Warehouse revenue	1,649	1,220	429	35.2
Total distillery products	$68,967	$65,403	$3,564	5.4%	3.9%	(a)

(a) Volume change for alcohol products
	Other Financial Information
	Quarter Ended June 30,		Quarter-versus-Quarter Increase / (Decrease)
	2015	2014	Change	% Change

Gross profit	$13,647	$6,362	$7,285	114.5%
Gross margin %	19.8%	9.7%	10.1%

Total distillery products net sales for the quarter ended June 30, 2015 increased $3,564, or 5.4 percent. Food grade alcohol, which includes beverage alcohol, net sales increased $6,974 quarter-versus-quarter. Fuel grade alcohol net sales decreased $1,746 quarter-versus-quarter. Overall alcohol products net sales volume was 3.9 percent higher and alcohol products average selling price increased 5.4 percent compared to the year ago quarter. Distillers feed and related co-products net sales decreased $2,093 quarter-versus-quarter primarily due to a 17.8 percent decrease in average selling price, combined with a 5.0 percent decrease in net sales volume. Warehouse revenue increased $429 quarter-versus-quarter primarily due to increased barrel warehouse storage fees.
Gross profit increased quarter-versus-quarter by $7,285, or 114.5 percent. Gross margin for the quarter ended June 30, 2015 was 19.8 percent compared to 9.7 percent for the quarter ended June 30, 2014, which was due to lower production costs, a higher average selling price, and the continuing shift in alcohol products sales mix to premium spirits. The per-bushel cost of corn decreased 20.6 percent and the per unit cost of natural gas decreased 10.8 percent compared to the same quarter a year ago. Net sales of food grade alcohol, which includes beverage alcohol, for the quarter ended June 30, 2015 were 84.5 percent of total distillery products net sales, compared to 78.5 percent in the prior year quarter, an increase of six percentage points.

The following table shows selected financial information for our distillery products segment for the year to date periods ended June 30, 2015 and 2014.

	DISTILLERY PRODUCTS NET SALES BY PRODUCT GROUP
	Year to Date Ended June 30,		Period-versus-Period Net Sales Change Increase / (Decrease)		Period-versus-Period Volume Increase / (Decrease)
	2015	2014	$ Change	% Change	% Change
	Amount	Amount
Food grade alcohol	$113,601	$101,999	$11,602	11.4%
Fuel grade alcohol	3,973	6,853	(2,880)	(42.0)
Distillers feed and related co-products	14,254	19,120	(4,866)	(25.4)
Warehouse revenue	3,001	2,363	638	27.0
Total distillery products	$134,829	$130,335	$4,494	3.4%	0.9%	(a)

(a) Volume change for alcohol products
	Other Financial Information
	Year to Date Ended June 30,		Period-versus-Period Increase / (Decrease)
	2015	2014	Change	% Change

Gross profit	$25,134	$12,375	$12,759	103.1%
Gross margin %	18.6%	9.5%	9.1%

Total distillery products net sales for the year to date period ended June 30, 2015 increased $4,494, or 3.4 percent. Food grade alcohol, which includes beverage alcohol, net sales increased $11,602 period-versus-period. Fuel grade alcohol net sales decreased $2,880 period-versus-period. Overall alcohol products net sales volume was 0.9 percent higher and alcohol products average selling price increased 7.0 percent compared to the year ago period. Distillers feed and related co-products net sales decreased $4,866 period-versus-period primarily due to a 21.0 percent decrease in average selling price, combined with a 5.7 percent decrease in net sales volume. Warehouse revenue increased $638 period-versus-period primarily due to increased barrel warehouse storage fees.
Gross profit increased period-versus-period by $12,759, or 103.1 percent. Gross margin for the year to date period ended June 30, 2015 was 18.6 percent compared to 9.5 percent for the year to date period ended June 30, 2014, which was due to lower production costs, a higher average selling price, and the continuing shift in alcohol product sales mix to premium spirits. The per-bushel cost of corn decreased 20.4 percent and the per unit cost of natural gas decreased 4.3 percent compared to the same period a year ago. Net sales of food grade alcohol, which includes beverage alcohol, for the period ended June 30, 2015 were 84.3 percent of total distillery products net sales, compared to 78.3 percent in the prior year period, an increase of six percentage points.

INGREDIENT SOLUTIONS

The following table shows selected financial information for our ingredient solutions segment for the quarters ended June 30, 2015 and 2014.

	INGREDIENT SOLUTIONS NET SALES BY PRODUCT GROUP
	Quarter Ended June 30,		Quarter-versus-Quarter Net Sales Change Increase / (Decrease)		Quarter-versus-Quarter Volume Increase / (Decrease)
	2015	2014	$ Change	% Change	% Change
	Amount	Amount
Specialty wheat starches	$8,526	$7,234	$1,292	17.9%
Specialty wheat proteins	5,533	5,241	292	5.6
Commodity wheat starch	1,644	2,044	(400)	(19.6)
Commodity wheat protein	684	645	39	6.0
Total ingredient solutions	$16,387	$15,164	$1,223	8.1%	3.7%

	Other Financial Information
	Quarter Ended June 30,		Quarter-versus-Quarter Increase / (Decrease)
	2015	2014	Change	% Change

Gross profit	$3,881	$1,946	$1,935	99.4%
Gross margin %	23.7%	12.8%	10.9%

Total ingredient solutions net sales for the quarter ended June 30, 2015 increased by $1,223, or 8.1 percent, compared to the quarter ended June 30, 2014. Net sales of specialty wheat starches increased $1,292 quarter-versus-quarter, and net sales of specialty wheat proteins increased $292 quarter-versus-quarter. Commodity wheat starch net sales decreased $400 quarter-versus-quarter, and commodity wheat protein net sales increased $39 quarter-versus-quarter. Overall ingredient solutions net sales volume was 3.7 percent higher and ingredient solutions products average selling price increased 4.2 percent compared to the year ago quarter.
Gross profit increased quarter-versus-quarter by $1,935, or 99.4 percent, which was primarily due to the increase in our overall ingredient solutions net sales volume and the continuing shift in ingredient solutions products sales mix to specialty products. Gross margin for the quarter ended June 30, 2015 was 23.7 percent compared to 12.8 percent for the quarter ended June 30, 2014. The per-pound cost of flour decreased 10.3 percent and the per unit cost of natural gas decreased 10.8 percent compared to the same quarter a year ago. Net sales of specialty wheat starches and proteins for the quarter ended June 30, 2015 were 85.8 percent of total ingredients solutions net sales, compared to 82.3 percent in the prior year quarter, an increase of 3.5 percentage points.

The following table shows selected financial information for our ingredient solutions segment for the year to date periods ended June 30, 2015 and 2014.

	INGREDIENT SOLUTIONS NET SALES BY PRODUCT GROUP
	Year to Date Ended June 30,		Period-versus-Period Net Sales Change Increase / (Decrease)		Period-versus-Period Volume Increase / (Decrease)
	2015	2014	$ Change	% Change	% Change
	Amount	Amount
Specialty wheat starches	$16,255	$13,754	$2,501	18.2%
Specialty wheat proteins	10,011	9,787	224	2.3
Commodity wheat starch	3,631	4,357	(726)	(16.7)
Commodity wheat protein	1,040	1,329	(289)	(21.7)
Total ingredient solutions	$30,937	$29,227	$1,710	5.9%	4.0%

	Other Financial Information
	Year to Date Ended June 30,		Period-versus-Period Increase / (Decrease)
	2015	2014	Change	% Change

Gross profit	$5,782	$2,734	$3,048	111.5%
Gross margin %	18.7%	9.4%	9.3%

Total ingredient solutions net sales for the year to date period ended June 30, 2015 increased by $1,710, or 5.9 percent, compared to the year to date period ended June 30, 2014. Net sales of specialty wheat starches increased $2,501 period-versus-period and net sales of specialty wheat proteins increased $224 period-versus-period. Commodity wheat starch net sales decreased $726 period-versus-period, and commodity wheat protein net sales decreased $289 period-versus-period. Overall ingredient solutions sales volume was 4.0 percent higher and ingredient solutions products average selling price increased 1.8 percent compared to the year ago period.
Gross profit increased period-versus-period by $3,048, or 111.5 percent, which was primarily due to lower production costs, the increase in our overall ingredient solutions net sales volume, and the continuing shift in ingredient solutions products sales mix to specialty products. Gross margin for the year to date period ended June 30, 2015 was 18.7 percent compared to 9.4 percent for the year to date period ended June 30, 2014. The per-pound cost of flour decreased 8.1 percent and the per unit cost of natural gas decreased 4.3 percent compared to the same period a year ago. Net sales of specialty wheat starches and proteins for the year to date period ended June 30, 2015 were 84.9 percent of total ingredients solutions net sales, compared to 80.6 percent in the prior year period, an increase of 4.3 percentage points.
LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Our principal uses of cash in the ordinary course of business are for the cost of raw materials and energy used in our production processes, salaries, and capital expenditures. Generally, during periods when commodities prices are rising, our operations require increased use of cash to support inventory levels. Our principal sources of cash are product sales and borrowing on our credit facility. At June 30, 2015 and December 31, 2014, our cash balance was $4,361 and $5,641, respectively, and we have used our credit facility for liquidity purposes, with $51,479 remaining on the facility at June 30, 2015 for additional borrowings. Historically, we also have used cash for acquisitions and received cash from investment or asset dispositions.

On February 27, 2015, the Board of Directors declared a dividend payable to stockholders of record as of March 26, 2015, of our Common Stock and a dividend equivalent payable to holders of RSUs as of March 26, 2015, of six cents per share and per unit. The total payment of $1,087, comprised of dividend payments of $1,061 and dividend equivalent payments, net of estimated forfeitures, of $26, was paid on April 21, 2015.

On February 28, 2014, the Board of Directors declared a dividend payable to stockholders of record as of March 17, 2014, of our Common Stock and a dividend equivalent payable to holders of RSUs as of March 17, 2014, of five cents per share and per unit. The total payment of $907, comprised of dividend payments of $884 and dividend equivalent payments, net of estimated forfeitures, of $23, was paid on April 9, 2014.

We expect approximately $13,000 in routine capital expenditures over the twelve-month period ending June 30, 2016, related to improvements in and replacements of existing plant and equipment, not including our commitment to replace the dryers that were damaged in the January 2014 fire at our Indiana facility. As of June 30, 2015, we had commitments to acquire capital assets, primarily associated with the Indiana facility dryer replacements, totaling $5,586. Purchases related to the dryer replacements were $2,054 for the quarter ended June 30, 2015 and $5,903 for the year to date period ended June 30, 2015.

We expect our sources of cash to be adequate to provide for budgeted capital expenditures and anticipated operating requirements. The following table is presented as a measure of our liquidity and financial condition:

	June 30, 2015	December 31, 2014
Cash and cash equivalents	$4,361	$5,641
Working capital	57,730	51,497
Credit facility borrowings, notes payable and long-term debt outstanding	9,581	10,283
Amounts available under lines of credit	51,479	42,744
Stockholders’ equity	117,001	104,365

	Year to Date Ended
	June 30, 2015	June 30, 2014
Depreciation and amortization	$6,184	$6,108
Capital expenditures	(8,080)	(3,594)
Net cash provided by operating activities	9,103	2,877

CASH FLOW INFORMATION

Operating Cash Flows.  Operating cash flow information for the year to date periods ended June 30, 2015 and 2014, respectively, is as follows:

	Year to Date Ended
	June 30, 2015	June 30, 2014
Cash Flows from Operating Activities
Net income	$12,941	$9,884
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization	6,184	6,108
Loss on property insurance recoveries	—	70
Deferred income taxes	3,057	—
Loss on sale of assets, net	—	93
Share based compensation	690	271
Equity method investment earnings	(4,447)	(5,666)
Changes in Operating Assets and Liabilities:
Receivables, net	(4,081)	(6,916)
Inventory	(10,576)	2,970
Prepaid expenses	(663)	(1,249)
Refundable income taxes	857	290
Accounts payable	2,992	(3,499)
Accounts payable to affiliate, net	988	2,064
Accrued expenses	1,879	(968)
Deferred credit	(340)	173
Accrued retirement health and life insurance benefits and other noncurrent liabilities	(665)	(331)
Other	287	(417)
Net cash provided by operating activities	$9,103	$2,877

Cash flow from operations increased $6,226 to $9,103 for the year to date period ended June 30, 2015, from $2,877 for the year to date period ended June 30, 2014. This increase in operating cash flow was primarily the result of net cash inflows related to increased net income, after giving effect to non-cash items (depreciation and amortization, deferred income taxes, share-based compensation, and equity method investment earnings), changes in receivables, accounts payables, and accrued expenses, partially offset by the changes in inventory and accounts payable to affiliate, net.

The following items resulted in increases to our operating cash flows compared to the year to date period ended June 30, 2014:

•
Net income increased, after giving effect to non-cash items, by $7,665, from $10,760 for the year to date period ended June 30, 2014 to $18,425 for the year to date period ended June 30, 2015. Improvements in the gross profits of both segments generated this increase;

•
Receivables, net, increased $4,081 for the year to date period ended June 30, 2015 compared to an increase of $6,916 for the year to date period ended June 30, 2014. The resulting $2,835 change was primarily due to the timing of collections;

•
Accounts payable increased $2,992 for the year to date period ended June 30, 2015 compared to a decrease of $3,499 for the year to date period ended June 30, 2014. The $6,491 change was primarily due to the year-ago settlement of expenses related to the proxy contest and the timing of current cash disbursements; and

•
Accrued expenses increased $1,879 for the year to date period ended June 30, 2015 compared to a decrease of $968 for the year to date period ended June 30, 2014. The $2,847 change was primarily due to increases in severance and bonus expenses.

The following items resulted in decreases to our operating cash flows compared to the year to date period ended June 30, 2014:

•
Inventory increased $10,576 for the year to date period ended June 30, 2015, compared to a reduction of $2,970 for the year to date period ended June 30, 2014, resulting in a $13,546 change. Increased safety stock of finished goods and increased lay down of barreled distillate for aging accounted for the majority of the inventory increase; and

•
Accounts payable to affiliate, net increased $988 for the year to date period ended June 30, 2015 compared to a net increase of $2,064 for the year to date period ended June 30, 2014, with the resulting $1,076 change primarily due to the volume of activity with ICP.

Investing Cash Flows.  Net investing cash flow for the year to date period ended June 30, 2015 was $(8,080) compared to $(3,594) for the year to date period ended June 30, 2014. During the year to date period ended June 30, 2015, we made capital investments of $4,486 more than the prior year period primarily due to capital expenditures related to the dryers damaged at the Indiana facility in the January 2014 fire.

Financing Cash Flows.  Net financing cash flow for the year to date period ended June 30, 2015 was $(2,303) compared to $(1,257) for the year to date period ended June 30, 2014, for a net decrease in financing cash flow of $1,046. During the year to date period ended June 30, 2015, we had net proceeds of $97 from our Restated Credit Agreement compared to net proceeds of $1,009 for the year to date period ended June 30, 2014. Our payments on long-term debt totaled $799 and $771 for the year to date periods ended June 30, 2015 and 2014, respectively. We purchased $166 and $537 of treasury stock from terminated employees for taxes on pro-rata vested equity grants for the year to date periods ended June 30, 2015 and 2014, respectively. We paid dividend and dividend equivalent payments totaling $1,087 during the year to date period ended June 30, 2015, and $907 during the year to date period ended June 30, 2014. We also incurred $348 of loan fees during the year to date period ended June 30, 2015 and $51 during the year to date period ended June 30, 2014.

CAPITAL EXPENDITURES

For the year to date period ended June 30, 2015, we made $8,758 of capital investments, of which $8,080 was a use of cash and $678 remained payable at June 30, 2015. The capital investments related to the replacement of dryers at the Indiana facility were $5,903, with the remainder for facility improvements and upgrades.

CREDIT AGREEMENT

On February 27, 2015, we, as a guarantor and a party, and our subsidiaries, MGPI Processing, Inc., MGPI Pipeline, Inc. and MGPI of Indiana, LLC, as the borrowers, entered into a five-year, $80,000 credit agreement pursuant to the Restated Credit Agreement with Wells Fargo Bank, National Association, as the Agent. The Restated Credit Agreement amended and restated our former credit agreement under the Amended and Restated Credit Agreement between us and Wells Fargo Bank, National Association, as Lender, dated November 2, 2012, as amended. The Restated Credit Agreement differs from our prior credit agreement by (i) increasing amount available under the credit facility to $80,000, (ii) extending the maturity date to February 27, 2020, (iii) providing for the addition of U.S. Bank, National Association, as a lender, and (iv) reducing certain interest rates, and (v)  incorporating other modifications consistent with the increase in the loan amount and to reflect Wells Fargo’s status as the Agent.

The amount of borrowings which we may make is subject to borrowing base limitations adjusted for the Fixed Asset Sub-Line collateral. As of June 30, 2015, our total outstanding borrowings under the credit agreement were $6,768, comprised of $14 of revolver borrowing and $6,754 of fixed asset sub-line term loan borrowing, leaving $51,479 available for additional borrowings. The average interest rate for total borrowings of the Restated Credit Agreement at June 30, 2015 was 2.44 percent.

WORKING CAPITAL

COMPARISON TO DECEMBER 31, 2014

Our working capital increased $6,233 from December 31, 2014 to June 30, 2015. This increase was primarily the result of increases in receivables, inventory, and prepaid expenses. The increases to working capital were partially offset by decreases in cash and cash equivalents, deferred income taxes, refundable income taxes, and higher accounts payable, accounts payable to affiliate, accrued expenses, and income taxes payable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Commodity Costs
Certain commodities we use in our production process are exposed to market price risk due to volatility in the prices for those commodities. Our grain supply contracts for our Indiana and Atchison facilities permit us to purchase corn for delivery up to 12 months into the future at negotiated prices.  The pricing for these contracts is based on a formula using several factors. We have determined that the firm commitments to purchase corn under the terms of these contracts meet the normal purchases and sales exception as defined under ASC 815, Derivatives and Hedging , and have excluded the fair value of these commitments from recognition within our consolidated financial statements until the actual contracts are physically settled.

Our production process also involves the use of flour and natural gas. The contracts for flour and natural gas range from monthly contracts to multi-year supply arrangements; however, because the quantities involved have always been for amounts to be consumed within the normal expected production process, we have determined that these contracts meet the criteria for the normal purchases and sales exception and have excluded the fair value of these commitments from recognition within our consolidated financial statements until the actual contracts are physically settled. See Note 4: Commitments and Contingencies for a discussion of our grain, flour and natural gas purchase commitments.

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

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on weighted average outstanding borrowings at June 30, 2015, a 100 basis point increase over the non-default rates actually in effect at such date would increase our interest expense on an annualized basis by $69.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures and changes in internal controls.

In connection with the filing of this quarterly report for the quarter ended June 30, 2015, our Chief Executive Officer ("CEO"), who is our principal executive officer, also performed the function of or similar to that of principal financial officer beginning upon the termination of our CFO on May 28, 2015. It is anticipated that our CEO will continue to perform the function of or similar to that of the principal financial officer, until such time as a replacement for our recently departed CFO is named and assumes such function. Our management, with the participation of the CEO and Principal Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) as of the end of the period covered by this quarterly report. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Based on the evaluation of these controls and procedures required by Rules 13a-15(b) or 15d-15(b) of the Exchange Act, our management, including the CEO (in his capacity as such and while performing the function of or similar to that of principal financial officer), has concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this quarterly report, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

Risk Factors are described in "Item 1A. Risk Factors" of our Report on Form 10-K for the year ended December 31, 2014 and on Form 10-Q for the quarter ended June 30, 2015 and, except where indicated below, there have been no material changes thereto. We have supplemented our disclosure of risk factors in this Form 10-Q for the quarter ended June 30, 2015 by amending the following risk factors which appeared in our Report on Form 10-K for the year ended December 31, 2014.
If we were to lose any of our key management personnel, we may not be able to fully implement our business strategies, which could lead to an adverse effect on our operating results.

We rely on the continued services of key personnel involved in management, finance, product development, sales, manufacturing and distribution, and, in particular, upon the efforts and abilities of our executive management team.  The loss of service of any of our key personnel could have a material adverse effect on our business, financial condition and results of operations.

If we cannot attract and retain key management personnel, or if our search for qualified personnel is prolonged, we may not be able to fully implement our business strategies, leading to an adverse effect on our operating results. In addition, it could be difficult, time consuming and expensive to replace any key management member or other critical personnel, and no guarantee exists that we will be able to recruit suitable replacements or assimilate new key management personnel into our organization.

On May 29, 2015, we announced the termination of the employment of our CFO effective May 28, 2015, pursuant to the Separation Agreement and Release with our CFO. If we are unable to timely and successfully fill the CFO role, the vacancy could have an adverse affect on the implementation of our business strategies. We are undertaking an external search for a new CFO and we anticipate that the role will be filled by the end of 2015.

On June 23, 2015, we announced that Randall M. Schrick, our Vice President of Production and Engineering, intends to retire effective December 31, 2015. Mr. Schrick will provide consulting services to us, as needed, under the terms of a non-substantive consulting agreement entered into with us on June 23, 2015 (the "Consulting Agreement"). The initial term of the Consulting Agreement is January 1, 2016, to December 31, 2018, and, under the Consulting Agreement, Mr. Schrick will provide consulting with respect to such business matters as he previously provided services as an employee. During the term of the Consulting Agreement and for an 18-month period thereafter, Mr. Schrick will be subject to customary noncompetition, customer and supplier nonsolicitation and employee nonsolicitation restrictions.

If we were to lose any of our key management personnel, our system of internal controls may be affected, and could lead to an adverse effect on our operating results.

We rely on the continued services of key personnel involved in management, finance, product development, sales, manufacturing and distribution, and, in particular, upon the efforts and abilities of our executive management team.  The loss of service of any of our key personnel could have a material adverse effect on our system of internal controls.

If we cannot attract and retain key management personnel, or if our search for qualified personnel is prolonged, our system of internal controls may be affected, and could lead to an adverse effect on our operating results. In addition, it could be difficult, time consuming and expensive to replace any key management member or other critical personnel, and no guarantee exists that we will be able to recruit suitable replacements or assimilate new key management personnel into our organization.

On May 29, 2015, we announced the termination of the employment of our CFO effective May 28, 2015, pursuant to the Separation Agreement and Release with our CFO. The CFO participates in the monitoring of our system of internal controls and we have addressed all known gaps related to the vacancy in the role of our CFO. If we are unable to fully address control gaps going forward with a CFO replacement, the vacancy could have an adverse effect on the results of an audit of our internal controls over financial reporting. We are undertaking an external search for a new CFO and we anticipate that the CFO role will be filled by the end of 2015.

On June 23, 2015, we announced that Randall M. Schrick, our Vice President of Production and Engineering, intends to retire effective December 31, 2015. If we are unable to timely and successfully transition Mr. Schrick's Vice President of Production and Engineering role and responsibilities, his vacancy could have an adverse affect on the monitoring of our system of internal controls. Mr. Schrick will provide consulting services to us under the terms of a Consulting Agreement. Under the Consulting Agreement, Mr. Schrick will provide consulting with respect to such business matters as he previously provided services. During the term of the Consulting Agreement and for an 18-month period thereafter, Mr. Schrick will be subject to customary noncompetition, customer and supplier nonsolicitation and employee nonsolicitation restrictions.

Disruption in the supply of oak barrels could negatively affect our business.

New oak barrels are available from only a few sources and the industry is currently experiencing a tight supply of oak barrels compared to the rapidly increasing demand for products aged in these barrels. The tight supply could limit our ability to fulfill our existing customer arrangements and our ability to lay down stock for our own use in future years. The effect of our inability to lay down stock for our own use could also limit future growth and results of operations.
We may experience a supply disruption of certain textured wheat proteins.
On December 29, 2014 we gave notice to our 50 percent-owned joint venture subsidiary, DMI, and our business partner in DMI, C&D, to terminate the joint venture effective June 30, 2015. C&D also provided notice to us to terminate DMI on June 30, 2015.
On June 22, 2015, a termination agreement was executed by and between us, DMI, and C&D to dissolve DMI effective June 30, 2015. Additionally, on June 22, 2015 a termination agreement was executed by and between us and DMI to terminate their distribution agreement effective June 29, 2015. Under German law, commencing on June 30, 2015, normal operations for DMI ceased and a one-year winding down process began.

DMI’s primary operation was the production and tolling of the Trutex®/Wheatex® series of textured wheat proteins made from vital wheat gluten and DMI has been the sole source of our supply of Trutex®/Wheatex® for the past two years. Finding another source to supply the product is critical to our continued ability to market Trutex®/Wheatex®. On June 22, 2015, a Framework Supply Agreement was entered into between Loryma GmbH and us, effective June 30, 2015, for the sourcing of the Trutex®/Wheatex® series of textured wheat proteins. The term of the Framework Supply Agreement is unlimited with a provision for either party to cancel with no less than six months written notice. We have also identified a U.S. based tolling manufacturer for the supply of Trutex®/Wheatex® to our U.S. customers.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no unregistered sale of equity securities during the quarter ended June 30, 2015.

ISSUER PURCHASES OF EQUITY SECURITIES

	(1) Total Number of Shares (or Units) Purchased	(2) Average Price Paid per Share (or Unit)	(3) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(4) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(a)
April 1, 2015 through April 30, 2015	—	$—	—	$—
May 1, 2015 through May 31, 2015	4,215	17.58	—
June 1, 2015 through June 30, 2015	5,434	17.02	—
Total	9,649		—

(a) On February 27, 2015, our Board of Directors authorized the purchase of up to $3,500 of our common stock. Pursuant to the authorization, we are permitted to purchase our shares from time to time on the open market or in privately negotiated transactions. There were no purchases by us of our common stock during the quarter ended June 30, 2015.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Bylaws of MGP Ingredients, Inc. dated May 21, 2015 (Incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed May 28, 2015)
10.1	MGP Ingredients, Inc., 2014 Equity Incentive Plan (as amended and restated) (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 28, 2015)
*10.2	Separation Agreement and Release dated June 17, 2015, between MGP Ingredients, Inc. and Don Tracy
*31.1	CEO and acting Principal Financial Officer Certification pursuant to Rule 13a-14(a)
*32.1	CEO and acting Principal Financial Officer Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2015, and December 31, 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, (iv) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (v) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date:	August 6, 2015	By	/s/ Augustus C. Griffin
Augustus C. Griffin, President and Chief Executive Officer and acting Principal Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Bylaws of MGP Ingredients, Inc. dated May 21, 2015 (Incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed May 28, 2015)
10.1	MGP Ingredients, Inc., 2014 Equity Incentive Plan (as amended and restated) (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 28, 2015)
*10.2	Separation Agreement and Release dated June 17, 2015, between MGP Ingredients, Inc. and Don Tracy
*31.1	CEO and acting Principal Financial Officer Certification pursuant to Rule 13a-14(a)
*32.1	CEO and acting Principal Financial Officer Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2015, and December 31, 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, (iv) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (v) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith