Form 10-Q
period 2015-09-30
MGP INGREDIENTS INC
filed 2015-11-05
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

or

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

16,681,776 shares of Common Stock, no par value as of October 30, 2015

METHOD OF PRESENTATION

Throughout this Report, when we refer to "the Company," "we," "us," "our," and words of similar import in reference to activities prior to January 3, 2012, the date a reorganization occurred ("the Reorganization"), we are referring to the combined business of MGPI Processing, Inc. (formerly MGP Ingredients, Inc.)  and its consolidated subsidiaries, and when we refer to "the Company," "we," "us," "our," and  words of similar import in reference to activities occurring after the Reorganization, we are referring to the combined business of MGP Ingredients, Inc. (formerly named  MGPI Holdings, Inc.) and its consolidated subsidiaries, except to the extent that the context otherwise indicates.

All amounts in this report, except for share, par values, bushels, gallons, pounds, mmbtu, proof gallons, per share, per bushel, per gallon, per proof gallon and percentage amounts, are shown in thousands unless otherwise noted.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as well as historical information.  All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements.  In addition, forward-looking statements are usually identified by or are associated with such words as "intend," "plan," "believe," "estimate," "expect," "anticipate," "hopeful," "should," "may," "will," "could," "encouraged," "opportunities," "potential" and/or the negatives or variations of these terms or similar terminology.  They reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, Company performance, and Company financial results and are not guarantees of future performance.  All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement.  Important factors that could cause actual results to differ materially from our expectations include, among others: (i) disruptions in operations at our Atchison facility, Lawrenceburg facility, or at the Illinois Corn Processing, LLC ("ICP") facility,  (ii) the availability and cost of grain, flour, and barrels, and fluctuations in energy costs, (iii) the effectiveness of our grain purchasing program to mitigate our exposure to commodity price fluctuations, (iv) the effectiveness or execution of our five-year strategic plan, (v) potential adverse effects to operations and our system of internal controls related to the loss of key management personnel, (vi) the competitive environment and related market conditions, (vii) the ability to effectively pass raw material price increases on to customers, (viii) the positive or adverse impact to our earnings as a result of the high volatility in our equity method investment's, ICP's, operating results, (ix) ICP's access to capital, (x) our limited influence over the ICP joint venture operating decisions, strategies or financial decisions (including investments, capital spending and distributions), (xi) our ability to source product from the ICP joint venture or unaffiliated third parties, (xii) our ability to maintain compliance with all applicable loan agreement covenants, (xiii) our ability to realize operating efficiencies, (xiv) actions of governments, (xv) consumer tastes and preferences, and (xvi) the volatility in our earnings resulting from the timing differences between a business interruption and a potential insurance recovery.  For further information on these and other risks and uncertainties that may affect our business, including risks specific to our Distillery Products and Ingredient Solutions segments, see Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2014, as updated by Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, and this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter Ended		Year to Date Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Sales	$83,880	$83,966	$260,815	$254,451
Less: excise taxes	3,552	6,451	14,720	17,373
Net sales	80,328	77,515	246,095	237,078
Cost of sales (a)	68,466	70,204	203,317	214,658
Gross profit	11,862	7,311	42,778	22,420
Selling, general and administrative expenses	5,497	4,967	20,002	15,205
Insurance recoveries (Note 6)	—	(1,293)	—	(1,223)
Income from operations	6,365	3,637	22,776	8,438
Interest expense, net	(114)	(199)	(374)	(615)
Equity method investment earnings (Note 2)	1,562	1,621	6,010	7,287
Income before income taxes	7,813	5,059	28,412	15,110
Provision (benefit) for income taxes	1,042	(1,169)	8,700	(1,002)
Net income	6,771	6,228	19,712	16,112
Other comprehensive income (loss), net of tax	(15)	(123)	243	202
Comprehensive income	$6,756	$6,105	$19,955	$16,314

Basic and diluted earnings per share	$0.38	$0.34	$1.10	$0.89
Dividends and dividend equivalents per common share	$—	$—	$0.06	$0.05

(a)
Includes related party purchases of $8,929 and $10,079 for the quarters ended September 30, 2015 and 2014, respectively. Includes related party purchases of $28,366 and $26,220 for the year to date periods ended September 30, 2015 and 2014. See Note 2.  Equity Method Investments.

See accompanying notes to unaudited condensed consolidated financial statements

       MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	September 30, 2015	December 31, 2014
Current Assets
Cash and cash equivalents	$126	$5,641
Receivables (less allowance for doubtful accounts: September 30, 2015 - $6; December 31, 2014 - $12)	31,659	32,672
Inventory	52,208	34,441
Prepaid expenses	2,239	1,179
Deferred income taxes	5,555	7,924
Refundable income taxes	707	388
Total current assets	92,494	82,245
Property and equipment	219,866	198,176
Less accumulated depreciation and amortization	(143,315)	(134,295)
Property and equipment, net	76,551	63,881
Equity method investments (Note 2)	18,427	12,373
Other assets	1,923	2,100
Total assets	$189,395	$160,599
Current Liabilities
Current maturities of long-term debt	$2,400	$2,613
Accounts payable	20,775	16,076
Accounts payable to affiliate, net	4,070	3,333
Accrued expenses	10,348	8,010
Other current liabilities	—	716
Total current liabilities	37,593	30,748
Long-term debt, less current maturities	6,512	7,670
Credit facility	19,901	—
Deferred credit	3,579	4,099
Accrued retirement health and life insurance benefits	4,193	4,420
Deferred income taxes	8,333	9,297
Total liabilities	80,111	56,234
Commitments and Contingencies (Note 4)
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 18,115,965 shares at September 30, 2015 and December 31, 2014, and 16,675,816 and 17,674,599 shares outstanding at September 30, 2015 and December 31, 2014, respectively	6,715	6,715
Additional paid-in capital	11,013	9,904
Retained earnings	108,079	89,454
Accumulated other comprehensive loss, net of tax	(489)	(732)
Treasury stock, at cost
Shares of 1,440,149 at September 30, 2015 and 441,406 at December 31, 2014	(16,038)	(980)
Total stockholders’ equity	109,284	104,365
Total liabilities and stockholders’ equity	$189,395	$160,599

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Year to Date Ended
	September 30, 2015	September 30, 2014
Cash Flows from Operating Activities
Net income	$19,712	$16,112
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization	9,260	9,202
Gain on property insurance recoveries	—	(1,223)
Deferred income taxes, including change in valuation allowance	1,405	(1,215)
Share based compensation	1,417	588
Equity method investment earnings	(6,010)	(7,287)
Changes in Operating Assets and Liabilities:
Receivables, net	1,013	(3,729)
Inventory	(17,767)	3,452
Prepaid expenses	(1,060)	(587)
Refundable income taxes	(319)	241
Accounts payable	3,052	(8,188)
Accounts payable to affiliate, net	737	2,220
Accrued expenses	2,338	(295)
Deferred credit	(520)	334
Accrued retirement health and life insurance benefits and other accrued retiree benefits	(746)	(456)
Other	286	(414)
Net cash provided by operating activities	12,798	8,755
Cash Flows from Investing Activities
Additions to property and equipment	(20,043)	(4,920)
Proceeds from property insurance recoveries	—	1,383
Proceeds from sale of property and other	—	4
Net cash used in investing activities	(20,043)	(3,533)
Cash Flows from Financing Activities
Purchase of treasury stock	(15,366)	(601)
Payment of dividends	(1,087)	(907)
Principal payments on long-term debt	(1,203)	(1,162)
Proceeds from credit facility	21,125	49,590
Payments on credit facility	(1,391)	(54,933)
Loan fees incurred with borrowings	(348)	(66)
Net cash provided by (used in) financing activities	1,730	(8,079)
Decrease in cash and cash equivalents	(5,515)	(2,857)
Cash and cash equivalents, beginning of year	5,641	2,857
Cash and cash equivalents, end of period	$126	$—

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2014	$4	$6,715	$9,904	$89,454	$(732)	$(980)	$104,365
Comprehensive income:
Net income	—	—	—	19,712	—	—	19,712
Change in pension plans, net of tax (a)	—	—	—	—	243	—	243
Change in post employment benefits (a)	—	—	—	—	(45)	—	(45)
Change in translation adjustment on non-consolidated foreign subsidiary, net of tax(b)	—	—	—	—	45	—	45
Dividends and dividend equivalents declared, net	—	—	—	(1,087)	—	—	(1,087)
Share-based compensation	—	—	1,417	—	—	—	1,417
Stock shares awarded, forfeited or vested	—	—	(308)	—	—	308	—
Stock shares repurchased	—	—	—	—	—	(15,366)	(15,366)
Balance, September 30, 2015	$4	$6,715	$11,013	$108,079	$(489)	$(16,038)	$109,284

(a)	See Note 9. Employee and Non-Employee Benefit Plans for amounts reclassified from Accumulated Other Comprehensive Loss.

(b)	See Note 2. Equity Method Investments for amounts reclassified from Accumulated Other Comprehensive Loss.

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

These unaudited condensed consolidated financial statements as of and for the year to date period ended September 30, 2015 should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission ("SEC").  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Inventories are stated at the lower of cost or market on the first-in, first-out ("FIFO") method.  Inventory valuations are impacted by constantly changing prices paid for key materials, primarily corn. Inventory consists of the following:

	September 30, 2015	December 31, 2014
Finished goods	$15,674	$10,039
Barreled distillate	21,063	11,114
Work in process	1,910	2,023
Raw materials	6,412	5,440
Maintenance materials	5,305	4,913
Other	1,844	912
Total	$52,208	$34,441

Equity Method Investments

The Company accounts for equity investments under the equity method of accounting when the Company has significant influence, but does not have more than 50 percent voting control. Under the equity method of accounting, the Company reflects such investments within the Company’s Condensed Consolidated Balance Sheets in Equity method investments; the Company’s share of the earnings or losses of equity method investments are reflected as Equity method investment earnings in the Condensed Consolidated Statements of Comprehensive Income.

The Company reviews its equity method investments for impairment whenever events or changes in business circumstances indicate that the carrying amount of the equity method investments may not be fully recoverable. Evidence of a loss in value that is other than temporary include, but are not limited to, the absence of an ability to recover the carrying amount of the investment, the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment, or, where applicable, estimated sales proceeds which are insufficient to recover the carrying amount of the investment. If the fair value of the equity method investment is determined to be less than the carrying value and the decline in value is considered to be other than temporary, an appropriate write-down is recorded based on the excess of the carrying value over the best estimate of fair value of the investment less disposal costs.

Revenue Recognition

Except as discussed below, revenue from the sale of the Company’s products is recognized as products are delivered to customers according to shipping terms and when title and risk of loss have transferred. Income from various government incentive programs is recognized as it is earned.

The Company’s distillery segment produces unaged distillate and this product is frequently barreled and warehoused at a Company location for an extended period of time in accordance with directions received from the Company’s customers.  This product must meet customer acceptance specifications, the risks of ownership and title for these goods must be passed to the Company’s customers, and requirements for bill and hold revenue recognition must be met prior to the Company recognizing revenue for this product.  Warehouse agreements are maintained for customers who store their product with the Company, and warehouse revenues are recognized as the service is provided.

Customer-paid freight costs are included in Sales and were $3,138 and $3,237 for the quarters ended September 30, 2015 and 2014, respectively, and $10,088 and $10,400 for the year to date periods ended September 30, 2015 and 2014, respectively.

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

Accounting for uncertainty in income tax positions requires management judgment and the use of estimates in determining whether the impact of a tax position is "more likely than not" of being sustained. The Company considers many factors when evaluating and estimating its tax positions, which may require periodic adjustment and which may not accurately anticipate actual outcomes. It is possible that amounts reserved for potential exposure could change as a result of the conclusion of tax examinations and, accordingly, materially affect the Company’s reported net income after tax.

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

Impairment of Long-lived Assets

The Company tests its long-lived assets and instruments for impairment whenever events or conditions and circumstances indicate a carrying amount of an asset may not be recoverable.  No events or conditions occurred during the quarter or year to date periods ended September 30, 2015 that required the Company to test its long-lived assets for impairment.

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

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair values of the Company’s debt were $28,415 and $10,297 at September 30, 2015 and December 31, 2014, respectively. These fair values are considered Level 2 under the fair value hierarchy. The financial statement carrying values of the Company's debt were $28,813 and $10,283 at September 30, 2015 and December 31, 2014, respectively.

Dividends and Dividend Equivalents

On February 27, 2015, the Board of Directors declared a dividend payable to stockholders of record as of March 26, 2015, of the Company's common stock, no par value ("Common Stock"), and a dividend equivalent payable to holders of restricted stock units ("RSUs") as of March 26, 2015, of six cents per share and per unit.  The total payment of $1,087, comprised of dividend payments of $1,061 and dividend equivalent payments, net of estimated forfeitures, of $26, was paid on April 21, 2015.

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

Credit Agreement

On February 27, 2015, the Company, as a guarantor and a party, and its subsidiaries, MGPI Processing, Inc., MGPI Pipeline, Inc., and MGPI of Indiana, LLC, as the borrowers, entered into a five-year, $80,000 credit agreement pursuant to a Second Amended and Restated Credit Agreement and associated schedules (the "Restated Credit Agreement") with Wells Fargo Bank, National Association, as Administrative Agent (the "Agent"). The Restated Credit Agreement amended and restated the Company’s former revolving credit facility under the Amended and Restated Credit Agreement between the Company and Wells Fargo Bank, National Association, as Lender, dated November 2, 2012, as amended. The Restated Credit Agreement differs from the Company’s prior credit agreement by (i) increasing amount available under the credit facility to $80,000, (ii) extending the maturity date to February 27, 2020, (iii) providing for the addition of U.S. Bank, National Association, as a lender, and (iv) reducing certain interest rates, and (v)  incorporating other modifications consistent with the increase in the loan amount and to reflect Wells Fargo’s status as the Agent. The Company incurred new loan fees related to the Restated Credit Amendment of $348 during the year to date period ended September 30, 2015. The unamortized balance of total loan fees related to the Restated Credit Amendment was $675 at September 30, 2015 and is included in Other Assets on the Condensed Consolidated Balance Sheets. The loan fees are being amortized over the life of the Restated Credit Agreement.

As of and for the quarter and year to date period ended September 30, 2015, the Company was in compliance with the Restated Credit Agreement’s financial covenants and other restrictions.

The amount of borrowings which the Company may make is subject to borrowing base limitations adjusted for the Fixed Asset Sub-Line collateral. Due to limitations generally based on the value of eligible inventory and accounts receivable owned by the Borrowers as defined in the Restated Credit Agreement, our current borrowing capacity is $59,955. As of September 30, 2015, the Company's total outstanding borrowings under the credit facility were $26,405, comprised of $19,901 of revolver borrowing and $6,504 of fixed asset sub-line term loan borrowing, leaving $33,550 available for additional borrowings. The average interest rate for total borrowings of the Restated Credit Agreement at September 30, 2015 was 3.04 percent.

New Accounting Pronouncements

In September 2015 the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The ASU is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330), which simplifies its current requirement that an entity measure inventory at lower of cost or market, when market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. Inventory within the scope of ASU 2015-11 should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.    ASU 2015-11 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The Company is evaluating the effect that ASU 2015-11 will have on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), which simplifies the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015 (and interim periods within those fiscal years) with early adoption permitted and retrospective application required. The Company is evaluating the effect that ASU 2015-03 will have on its consolidated financial statements and related disclosures.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. At its July 9, 2015 meeting, the FASB agreed to defer by one year the mandatory effective date of its revenue recognition standard, but will also provide entities the option to adopt it as of the original effective date (ASU No. 2015-14). The new standard has a mandatory adoption date for the Company of January 1, 2018. Early adoption is permitted at January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09, updated to ASU 2015-14, will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Note 2.  Equity Method Investments.

As of September 30, 2015, the Company’s investments that are accounted for using the equity method of accounting consisted of the following: (1) 30 percent interest in ICP, which manufactures alcohol for fuel, industrial and beverage applications, and (2) 50 percent interest in D.M. Ingredients, GmbH, ("DMI"), which produced certain specialty starch and protein ingredients until June 30, 2015 (see DMI discussion below).

On April 9, 2015, ICP obtained a $30,000 revolving credit facility with JPMorgan Chase Bank, N.A., which could be increased in the future by an additional $20,000, subject to lender approval. The revolver matures on April 9, 2018. Simultaneous with the execution of the new revolving credit facility, ICP terminated its $15,000 amended and restated
revolving credit facility with an affiliate of SEACOR, which would have matured January 31, 2016. The Company has no funding requirement to ICP.

During the quarter ended June 30, 2014, management reassessed the most likely events that would result in a recovery of its investment in ICP and, as a result, the Company remeasured its cumulative equity in the undistributed earnings of ICP. The cumulative effect of this change in estimate resulted in a decrease in equity method investment earnings of ICP of $1,882 for the period beginning April 1, 2013 and ending March 31, 2014; a decrease in the earnings per share of $0.10 per share for the year to date period ended September 30, 2014; and a decrease in the related equity method investment in ICP at September 30, 2014, of $1,882.

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

Realizability of DMI Investment

Due to the termination agreement signed on June 22, 2015, to terminate the Company's DMI joint venture effective June 30, 2016 that is previously described, the Company reclassified its pre-tax DMI translation adjustment of $81 ($45, net of tax) from accumulated other comprehensive loss into equity method investment loss that is reflected in Equity method investment earnings in the Condensed Consolidated Statements of Comprehensive Income for the year to date period ended September 30, 2015. Also due to the June 22, 2015 agreement, the Company assessed the recoverability of its investment in DMI at September 30, 2015 of $384. The Company determined that DMI's financial results for the quarter ended June 30, 2015 reflected all foreseen adjustments resulting from the termination agreement. DMI is currently within the one-year winding down process as above described. Since operations ceased at June 30, 2015, there have been no updated financial results or other communications impacting the valuation of DMI assets reported by DMI. By recording in Equity method investment earnings in the Condensed Consolidated Statements of Comprehensive Income, the pre-tax foreign currency translation adjustment, as well as the Company's 50 percent portion of DMI's equity method investment losses, totaling $110 for the year to date period ended September 30, 2015, the Company's investment in DMI is appropriately reflected at the estimated fair value of the DMI investment at September 30, 2015.

Summary Financial Information (unaudited)

Condensed financial information related to the Company’s non-consolidated equity method investment in ICP is shown below.

	Quarter Ended		Year to Date Ended
	September 30, 2015	September 30, 2014	September 30, 2015		September 30, 2014
ICP’s Operating results:
Net sales (a)	$40,281	$53,813	$128,250		$185,460
Cost of sales and expenses (b)	35,072	48,467	107,851		155,214
Net income	$5,209	$5,346	$20,399	(c)	$30,246

(a)
Includes related party sales to MGPI of $8,680 and $9,287 for the quarters ended September 30, 2015 and 2014, respectively, and $27,195 and $23,905 for the year to date periods ended September 30, 2015 and 2014, respectively.

(b)	Includes depreciation and amortization of $662 and $738 for the quarters ended September 30, 2015 and 2014, respectively, and depreciation and amortization of $1,987 and $2,100.

(c)	Includes business interruption insurance proceeds of $4,112 for the year to date period ended September 30, 2015.

The Company’s equity method investment earnings (loss) from joint ventures, based on unaudited financial statements, is as follows:

	Quarter Ended		Year to Date Ended
	September 30, 2015	September 30, 2014	September 30, 2015		September 30, 2014
ICP (30% interest)	$1,562	$1,604	$6,120	(a)	$7,192
DMI (50% interest)	—	17	(110)	(b)	95
	$1,562	$1,621	$6,010		$7,287

(a)	Earnings include business interruption insurance proceeds of $1,230 ($4,112 x 30% interest) for the year to date period ended September 30, 2015.

(b)	Loss includes $81 pre-tax foreign currency translation adjustment for the year to date period ended September 30, 2015 discussed above in Realizability of DMI Investment.

The Company’s investment in joint ventures is as follows:

	September 30, 2015		December 31, 2014
ICP (30% interest)	$18,043	(a)	$11,924
DMI (50% interest)	384	(b)	449
	$18,427		$12,373

(a)	Includes effect of business interruption insurance proceeds on ICP earnings of $1,230 ($4,112 x 30% interest) for the year to date period ended September 30, 2015.

(b)	Includes effect of $81 pre-tax foreign currency translation adjustment on DMI loss for the year to date period ended September 30, 2015 discussed above in Realizability of DMI Investment.

Note 3.  Earnings per Share.

The computations of basic and diluted earnings per share are as follows:

	Quarter Ended		Year to Date Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Operations:
Net operating income(a)	$6,771	$6,228	$19,712	$16,112
Less: Amounts allocated to participating securities (nonvested shares and units)(b)	222	268	653	692
Net income attributable to common shareholders	$6,549	$5,960	$19,059	$15,420

Share information:
Basic weighted average common shares(c)(d)	17,154,303	17,334,330	17,315,890	17,286,258
Incremental shares from potential dilutive securities(e)	769	229	759	—
Diluted weighted average common shares	17,155,072	17,334,559	17,316,649	17,286,258

Basic and diluted earnings per share	$0.38	$0.34	$1.10	$0.89

(a)	Net operating income attributable to all shareholders.

(b)	Participating securities include 128,500 and 301,598 nonvested restricted shares at September 30, 2015 and 2014, respectively.

(c)
Under the two-class method, basic weighted average common shares exclude outstanding nonvested, participating securities consisting of restricted share awards of 128,500 and  301,598 at September 30, 2015 and 2014, respectively.

(d)
Basic weighted average common shares were affected by the September 1, 2015, purchase of 950,000 shares of common stock in a privately-negotiated transaction with F2 SEA, Inc., an affiliate of SEACOR Holdings, Inc. pursuant to a Stock Repurchase Agreement. SEACOR Holdings, Inc. is the 70 percent owner of ICP, the Company's 30 percent equity method investment.

(e)
Anti-dilutive shares related to stock options totaled 0 and 6,000 for the quarters ended September 30, 2015 and 2014, respectively, and 0 and 8,667 for the year to date periods ended September 30, 2015 and 2014. There were dilutive shares related to stock options totaling 4,000 and 4,000 for the quarters ended September 30, 2015 and 2014, respectively, and 4,000 and 1,333 for the year to date periods ended September 30, 2015 and 2014, respectively. The dilutive shares resulted in potential dilutive securities of 769 and 229 for the quarters ended September 30, 2015 and 2014, respectively, and 759 and 0 for the year to date periods ended September 30, 2015 and 2014, respectively.

Note 4.  Commitments and Contingencies.

Commitments

The Company has separate supply agreements to purchase its grain requirements for its Lawrenceburg and Atchison facilities, each with a single supplier. These supply agreements expire December 31, 2017.  At September 30, 2015, the Company had total commitments to purchase grain to be used in operations through December 2016 totaling $34,613.

The Company has commitments to purchase natural gas at fixed prices and various dates through September 2016.  The commitment for these contracts at September 30, 2015 totaled $8,375.

The Company has a supply agreement for flour used in the production of protein and starch ingredients.  At September 30, 2015, the Company had purchase commitments aggregating $16,465 through December 2016.

As of September 30, 2015, the Company had commitments to acquire capital assets totaling $6,042. For the year to date period ended September 30, 2015, we made $22,262 of capital investments, of which $20,043 was a use of cash and $2,219 remained payable at September 30, 2015.

Contingencies

There are various legal proceedings involving the Company and its subsidiaries. Management believes that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or overall trends in results of operations of the Company.

Note 5. Income Taxes
In the quarter ended September 30, 2015, the Company evaluated the potential realization of its deferred income tax assets. The Company recorded deferred tax assets related to certain state income tax benefits of $3,829 as of December 31, 2014 that had been reduced by a valuation allowance. Evaluating the need for, and amount of, a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence on a jurisdiction-by-jurisdiction basis. Such judgments require the Company to interpret existing tax law and other published guidance as applied to its circumstances. As part of this assessment, the Company considers both positive and negative evidence. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which the strength of the evidence can be objectively verified. The Company generally considers the following, among other, objectively verified evidence to determine the likelihood of realization of the deferred tax assets:

•
The Company's current financial position and its historical results of operations for recent years. The Company generally considers cumulative pre-tax losses in the three-year period ending with the current quarter to be significant negative evidence regarding its future profitability. A pattern of objectively-measured recent financial reporting losses is heavily weighted as a source of negative evidence when relying upon projections of future taxable income to recover deferred tax assets. The Company also considers the historical and current financial trends in the recent years.

•
Sources of taxable income of the appropriate character. Future realization of deferred tax assets is dependent on projected taxable income of the appropriate character from its continuing operations. Future reversals of existing temporary differences are heavily weighted sources of objectively verifiable positive evidence. Projections of future taxable income exclusive of reversing temporary differences are a source of positive evidence only when the projections are combined with a history of recent profits and current financial trends and can be reasonably estimated.

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

After evaluating positive and negative evidence available as of September 30, 2015, the Company determined that it is more likely than not that it will realize a portion of its deferred tax assets related to certain state income tax benefits that previously had a 100 percent valuation allowance recorded. The Company’s cumulative income history and projections of future taxable income supported an assessment that a portion of these recorded deferred tax assets are more likely than not to be recoverable. The Company recorded an income tax benefit of $1,908 for the year to date period ended September 30, 2015 for the portion of the change in valuation allowance arising from expected realization of certain state deferred tax assets in future periods.

For the comparable year to date period ended September 30, 2014, the Company recorded an income tax benefit of $1,215 for the portion of the change in valuation allowance arising from expected realization of deferred tax assets in future years. The Company also released $5,855 of valuation allowance related to the tax effects of income generated in the year to date period ended September 30, 2014, resulting in no net impact to the income tax provision.

The effective tax rate for the quarter and the year to date periods ended September 30, 2015 was 13.3 percent and 30.6 percent, respectively, which was impacted by the release of the valuation allowance. The income tax expense of $1,042 recorded for the quarter ended September 30, 2015 includes the release of $1,908 of valuation allowance arising from expected realization of deferred tax assets in future years. The income tax expense for the year to date period ended September 30, 2015 was $8,700.

For the comparable quarter and year to date periods ended September 30, 2014, the effective tax rate was (23.1) percent and (6.6) percent, respectively, after consideration of utilization of certain deferred tax assets, primarily net operating loss carry forwards and the related impact due to the release of the valuation allowance. The income tax benefit of $1,169 recorded for the quarter ended September 30, 2014 primarily related to the release of $1,215 of valuation allowance arising from expected realization of net deferred tax assets in future years. The income tax benefit for the year to date period ended September 30, 2014 was $1,002.

Note 6. Property and Business Interruption Insurance Claims and Recoveries

During October 2014, the Company experienced a fire at its Atchison facility.  Certain equipment in the facility's feed drying operations was damaged, but repairable, and the Company experienced a seven-day temporary loss of production. The Company reached final settlement with its insurance carrier to close this claim during the quarter ended March 31, 2015, and received $460 of insurance proceeds reflected as a net reduction to Cost of Sales on the Condensed Consolidated Statements of Comprehensive Income for the year to date period ended September 30, 2015.

During January 2014, the Company experienced a fire at its Lawrenceburg facility.  The fire damaged certain equipment in the feed dryer house and caused a temporary loss of production. The fire did not impact the Company's own or customer-owned warehoused inventory. By the end of February the plant was at pre-fire production levels. During the quarter and year to date period ended September 30, 2014, the Company received $2,058 and $2,308 of insurance proceeds, respectively. Insurance proceeds related to business interruption for the quarter and year to date period ended September 30, 2014 of $765 and $925, respectively, net of out-of-pocket expenses of $118 and $328, respectively, are reported as a net reduction to Cost of Sales of $647 and $597, respectively, on the Condensed Consolidated Statements of Comprehensive Income. Insurance proceeds related to property damage for the quarter and year to date period of $1,293 and $1,383, respectively, net of the book value property loss of $0 and $160, respectively, are reported as Insurance recoveries of $1,293 and $1,223, respectively, on the Condensed Consolidated Statements of Comprehensive Income.

Detail of the activities related to the property and business interruption insurance claims and recoveries and where the net impacts are recorded on the Condensed Consolidated Statements of Comprehensive Income is as follows:

	Quarter Ended		Year to Date Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Total insurance recoveries	$—	$2,058	$460	$2,308
Insurance recoveries - interruption of business	$—	$765	$460	$925
Less: out-of-pocket expenses related to interruption of business in Cost of Sales	—	118	—	328
Net reduction to Cost of sales	$—	$647	$460	$597

Insurance recoveries - property damage	$—	$1,293	$—	$1,383
Less: Net book value of property loss in insurance recoveries	—	—	—	160
Insurance recoveries	$—	$1,293	$—	$1,223

Note 7.  Derivative Instruments.

Certain commodities the Company uses in its production process are exposed to market price volatility.  The Company's grain supply agreements for its Lawrenceburg and Atchison facilities permit the Company to purchase corn for delivery up to 12 months into the future, at negotiated prices.  The pricing for contracts is based on a formula using several factors.  The Company has determined that the firm commitments to purchase corn under the terms of the agreements meet the normal purchases and sales exception as defined under Accounting Standards Codification ("ASC") 815, Derivatives and Hedging, and has excluded the fair value of these commitments from recognition within its condensed consolidated financial statements until the actual contracts are physically settled.

The Company’s production process also uses flour and natural gas. The contracts for flour and natural gas range from monthly contracts to multi-year supply arrangements; however, because the quantities involved have always been for amounts to be consumed within the normal expected production process, the Company has determined that the contracts meet the criteria for the normal purchases and sales exception and have excluded the fair value of these commitments from recognition within its condensed consolidated financial statements until the actual contracts are physically settled.  See Note 4. Commitments and Contingencies for a discussion of the Company’s corn, flour and natural gas purchase commitments.

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

	Quarter Ended		Year to Date Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net Sales to Customers
Distillery products	$66,713	$63,700	$201,542	$194,035
Ingredient solutions	13,615	13,815	44,553	43,043
Total	80,328	77,515	246,095	237,078
Depreciation and Amortization
Distillery products	2,219	2,133	6,603	6,334
Ingredient solutions	514	578	1,627	1,739
Corporate	343	382	1,030	1,129
Total	3,076	3,093	9,260	9,202
Income (Loss) before Income Taxes
Distillery products	9,992	6,547	34,492	17,963
Ingredient solutions	1,002	1,082	5,713	2,828
Corporate	(3,181)	(2,570)	(11,793)	(5,681)
Total	$7,813	$5,059	$28,412	$15,110

The following table allocates assets to each segment:

	As of September 30, 2015	As of December 31, 2014
Identifiable Assets
Distillery products	$128,673	$98,791
Ingredient solutions	23,571	23,324
Corporate	37,151	38,484
Total	$189,395	$160,599

Note 9.  Employee and Non-Employee Benefit Plans.

Post Employment Benefits.  The Company and its subsidiaries provide certain post-employment health care and life insurance benefits to certain retired employees.  The liability for such benefits is unfunded.

The components of the Net Periodic Benefit Cost/Income for the quarter and year to date periods ended September 30, 2015 and 2014, respectively, are as follows:

	Quarter Ended		Year to Date Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Service cost	$13	$14	$39	$58
Interest cost	35	34	105	116
Prior service cost recognized due to current curtailment	—	—	—	(52)
Amortization of net actuarial loss	70	7	209	12
Amortization of prior service cost	(85)	(66)	(254)	(305)
Total post-retirement benefit cost / (income)	$33	$(11)	$99	$(171)

The Company disclosed in its financial statements for the year ended December 31, 2014, amounts expected to be paid to plan participants. There have been no revisions to these estimates and there have been no changes in the estimate of total employer contributions expected to be made for the year ended December 31, 2015. The Company reclassified $45 of prior service cost and net actuarial loss from accumulated other comprehensive loss into post-retirement benefit cost for the year to date period ended September 30, 2015, and $345 of prior service cost and net actuarial loss from accumulated other comprehensive income into post-retirement benefit cost for the year to date period ended September 30, 2014.

Total employer contributions accrued for the quarter ended September 30, 2015 were $114.

In October 2015, the Society of Actuaries released an update ("MP-2015") to its reports of the pension plan RP-2014 Mortality Tables and the Mortality Improvement Scale MP-2014. The impact of this update in assumed mortality on post-employment benefits liability is being evaluated by the Company and will be appropriately recognized in the quarter and year ended December 31, 2015.

Pension Benefits.  The Company and its subsidiaries provided defined retirement benefits to certain employees covered under collective bargaining agreements.  Under the collective bargaining agreements, the Company’s pension funding contributions were determined as a percentage of wages paid. The funding was divided between the defined benefit plans and a union 401(k) plan. It was management’s policy to fund the defined benefit plans in accordance with the collective bargaining agreements.  The collective bargaining agreements allowed the plans’ trustees to develop changes to the pension plans to allow benefits to match funding, including reductions in benefits. The benefits under these pension plans were based upon years of qualified credited service; however, benefit accruals under the defined benefit plans were frozen in 2009. In April 2015, the Company received approval from the Pension Benefit Guaranty Corporation to terminate the pension plans for employees covered under collective bargaining agreements. The funding by the Company to terminate the plans was $741 and was recognized when the pension plan settlement was fully executed, in the quarter ended June 30, 2015.

The components of the Net Periodic Benefit Cost for the quarter and year to date periods ended September 30, 2015 and 2014, respectively, are as follows:

	Quarter Ended		Year to Date Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest cost	$—	$22	$36	$66
Expected return on plan assets	—	(26)	(45)	(78)
Recognition of net loss	—	5	25	15
Loss incurred in current year	—	—	(35)	—
Settlement costs	—	—	414	—
Total pension benefit cost	$—	$1	$395	$3

The Company reclassified $404 ($243, net of tax) and $15 of accumulated other comprehensive loss into pension benefit cost for the year to date periods ended September 30, 2015 and 2014, respectively. The pre-tax reclassification of $404 for the year to date period ended September 30, 2015 was related to the termination and final funding of the Company's pension plans for employees covered under collective bargaining agreements.

All employer contributions were paid to participants of the plan as part of the plan's termination prior to September 30, 2015, which reduced the balance in Other Current Liabilities on the Condensed Consolidated Balance Sheets to $0 at September 30, 2015. As a result of the plan termination, there is no remaining or continuing obligation by the Company to the plan after the quarter ended September 30, 2015.

The employer contributions to the Company's union 401(k) plan were $117 for the quarter ended September 30, 2015.

Equity-Based Compensation Plans.  As of September 30, 2015, the Company was authorized to issue 40,000,000 shares of Common Stock. The Company’s equity-based compensation plans provide for the awarding of stock options, stock appreciation rights, shares of restricted stock ("Restricted Stock"), and RSUs for senior executives and salaried employees as well as non-employee directors.

As discussed in the Company's report on Form 10-K for the year ended December 31, 2014, the Company currently has two active equity-based compensation plans: the Employee Equity Incentive Plan of 2014 (the "2014 Plan") and the Non-Employee Director Equity Incentive Plan (the "Directors' Plan"). The plans were approved by shareholders at the Company's annual meeting in May 2014. The 2014 Plan had 1,500,000 shares registered for future grants and replaced the Stock Incentive Plan of 2004 (the "2004 Plan"), although the 2004 Plan had a remaining balance of 128,500 nonvested outstanding awards at September 30, 2015. The Directors' Plan had 300,000 shares registered for future grants and replaced the Stock Option Plan for Outside Directors (the "Directors' Option Plan") and the Non-Employee Directors' Restricted Stock Plan (the "Directors' Stock Plan"), although the Directors' Option Plan had vested but unexercised awards for 4,000 shares outstanding at September 30, 2015.

At the May 2014 annual meeting, shareholders also approved an Employee Stock Purchase Plan ("ESPP") with 300,000 shares registered for employee purchase. At September 30, 2015 this ESPP was not active.

The 2014 Plan provides that vesting occurs pursuant to the time period specified in the particular award agreement approved for that issuance of RSUs, which is not less than three years unless vesting is accelerated due to the occurrence of certain events. The compensation expense related to awards granted under the 2014 Plan during calendar year 2014 and early calendar 2015 is based on the market price of the stock on the date the Board of Directors approved the grant and is being amortized over the service vesting period of the award. In February 2015 the Board of Directors approved a requirement that certain Company performance metrics be met in order for awards to be granted under the 2014 Plan. The compensation expense related to awards granted under the 2014 Plan after February 2015 is based on the market price of the stock on the date the Board of Directors approves the grant and is amortized over the performance and service vesting period of the award. As of September 30, 2015, 101,702 RSUs had been granted under the 2014 Plan, with 6,256 of those forfeited for termination of employment.

The Directors' Plan provides that vesting occurs pursuant to the time period specified in the particular award agreement approved for that issuance, which is not less than one year unless vesting is accelerated due to the occurrence of certain events.  As of September 30, 2015, 31,983 shares had been granted related to the Directors' Plan. The compensation expense related to awards granted under the Directors' Plan is based on the closing market price of the Company's stock on the day before the award.

As of September 30, 2015, 561,446 shares of Restricted Stock and RSUs were outstanding under the Company’s active and inactive long-term incentive plans.

On May 28, 2015, the Company terminated the employment of its Vice President of Finance and Chief Financial Officer ("CFO"). Pursuant to the Separation Agreement and Release between the Company and its CFO, consideration upon termination included the vesting at May 28, 2015, of 13,585 shares of Restricted Stock originally granted on August 26, 2010, at a cost of $231, which is reflected in Selling, general and administrative expenses on the Condensed Consolidated Statements of Comprehensive Income and Treasury stock, at cost on the Condensed Consolidated Balance Sheets. Additional consideration upon termination included severance costs detailed in Note 10. Severance Costs.

On June 23, 2015, the Company announced that Randall M. Schrick, its Vice President of Production and Engineering, intends to retire effective December 31, 2015. Mr. Schrick will provide consulting services to the Company, as needed, under the terms of a consulting agreement entered into with the Company on June 23, 2015, and amended on September 1, 2015 (the "Consulting Agreement"). The initial term of the Consulting Agreement is January 1, 2016, to December 31, 2018, and, under the Consulting Agreement, Mr. Schrick will provide consulting with respect to such business matters as he previously provided services as an employee. During the term of the Consulting Agreement and for an 18-month period thereafter, Mr. Schrick will be subject to customary noncompetition, customer and supplier nonsolicitation and employee nonsolicitation restrictions. In recognition of Mr. Schrick's service, the Company has elected to continue the vesting of his shares of Restricted Stock and RSUs on their original vesting schedules, which extends beyond Mr. Schrick's intended retirement date. The Company determined that this announcement resulted in a modification of Mr. Schrick's unvested equity awards. Accordingly, the recognition of the remaining associated compensation expense of $195 is to be accelerated and fully recognized over the period beginning with the measurement date of the modification, June 23, 2015, through December 31, 2015, Mr. Schrick's intended retirement date. Associated compensation expense is reflected in Selling, general and administrative expenses on the Condensed Consolidated Statements of Comprehensive Income. Mr. Schrick's unvested awards on the modification date were 16,500 shares of Restricted Stock and 29,941 RSUs.

Stock Repurchase

On September 1, 2015, the Company's Board of Directors authorized the purchase of 950,000 shares of the Company's common stock in a privately-negotiated transaction with F2 SEA, Inc., an affiliate of SEACOR Holdings, Inc. pursuant to a Stock Repurchase Agreement. SEACOR Holdings, Inc. is the 70 percent owner of ICP, the Company's 30 percent equity method investment. The Company paid $15.25 (fifteen dollars and twenty-five cents) per share repurchased, which was the negotiated price on the September 1, 2015 sale date. Aggregate consideration for the shares purchased was $14,488 and is reflected in Treasury Stock, at cost on the Condensed Consolidated Balance Sheets at September 30, 2015.

On February 27, 2015, the Company's Board of Directors authorized the purchase of up to $3,500 of its common stock. Pursuant to the authorization, the Company is permitted to purchase its own shares from time to time on the open market or in privately-negotiated transactions. The above-described purchase of 950,000 shares on September 1, 2015, was not part of this authorization.
Note 10.  Severance Costs

On December 3, 2013, the Company entered into a settlement agreement, pursuant to which the Company terminated the employment of its then-Chief Executive Officer and President ("CEO"). In connection with the settlement agreement, the Company agreed to pay severance and transition services costs, exclusive of out-of-pocket expenses, totaling $915. During the quarter and year to date periods ended September 30, 2014, $104 and $301, respectively, of the total severance and transition services amount was paid to the former CEO. Certain other members of management were terminated in 2014 that are included in the Provision for additional expense and Payments and adjustments detailed in the following table for the quarter and year to date periods ended September 30, 2014.

On May 28, 2015, the Company terminated the employment of its CFO. Pursuant to the Separation Agreement and Release between the Company and its CFO, related termination costs to the Company totaled $941, including the pro-rata grant of Restricted Stock discussed in Note 9. Employee and Non-Employee Benefit Plans. For the year to date period ended September 30, 2015, severance costs related to the CFO's termination included in Selling, general and administrative expenses on the Condensed Consolidated Statements of Comprehensive Income, not including the grant of restricted stock, were $710 and the related accrual for the unpaid portion of $346 was included in Accrued expenses on the Condensed Consolidated Balance Sheets at September 30, 2015.

Activity related to severance costs for the quarter and year to date periods ended September 30, 2015 and 2014 was as follows:

	Quarter Ended		Year to Date Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Balance at beginning of period	$699	$547	$89	$1,142
Provision for additional expense	—	—	722	313
Payments and adjustments	(355)	(313)	(467)	(1,221)
Balance at end of period	$344	$234	$344	$234

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

RECENT ACTIVITIES

Stock Repurchase

On September 1, 2015, we purchased 950,000 shares of our common stock in a privately-negotiated transaction with F2 SEA, Inc., an affiliate of SEACOR Holdings, Inc. pursuant to a Stock Repurchase Agreement. SEACOR Holdings, Inc. is the 70 percent owner of ICP, the Company's 30 percent equity method investment. We paid $15.25 (fifteen dollars and twenty-five cents) per share repurchased, which was the negotiated price on the September 1, 2015 sale date. Aggregate consideration for the shares purchased was $14,488 and is reflected in Treasury Stock, at cost on the Condensed Consolidated Balance Sheets at September 30, 2015.

Warehouse Expansion Plan
On October 21, 2015, the Company reported that it is undertaking a major expansion in warehousing capacity at its Lawrenceburg facility. The program includes a $16,400 investment in expanding warehouse capacity on a 20-acre campus adjoining the Company's current Lawrenceburg facility. The program includes both the refurbishment of existing warehouse buildings and the construction of new warehouses. The first new warehouses, currently under construction, are expected to be completed by the end of 2015. The project demonstrates our commitment to the implementation of our strategic plan, including our investment to support the long-term growth in the whiskey category.

Valuation Allowance for Deferred Tax Assets

We had deferred tax assets of $3,829 as of December 31, 2014 related to certain state income tax benefits that had been reduced by a valuation allowance. In the quarter ended September 30, 2015, we evaluated the potential realization of these deferred income tax assets. We have demonstrated increased and sustained income from operations supporting the execution of our strategic plan and our analysis was significantly influenced by projections of future taxable income. We believe it is now appropriate to rely upon these projections in assessing the realization of our deferred tax assets. As of September 30, 2015, based on our projections of future taxable income and in consideration of all other evidence available (both positive and negative), we determined that it is more likely than not that we will realize a significant portion of our deferred tax assets related to certain state income tax benefits that had been reduced by a valuation allowance. Therefore, we recorded an adjustment of $1,908 to reduce our valuation allowance for deferred tax assets during the quarter ended September 30, 2015. We continue to maintain a valuation allowance of $1,921 as of September 30, 2015 related primarily to capital loss carryforwards and certain state income tax benefits that in our estimate are not 'more likely than not' to be realized prior to their respective carryforward periods (see Note 5. Income Taxes for additional information).

Key Management Personnel

On September 3, 2015, we announced the hiring of Thomas K. Pigott as our new Vice President, Finance, and Chief Financial Officer ("CFO") effective September 14, 2015. This announcement was the successful completion of an external search undertaken subsequent to the May 28, 2015 employment termination of our former CFO pursuant to the related Separation Agreement and Release.

On October 8, 2015, we announced the promotion of Stephen J. Glaser as successor to Randall M. Schrick in the position of Vice President of Production and Engineering. Mr. Glaser's promotion followed the June 23, 2015, announcement that Mr. Schrick intends to retire effective December 31, 2015. Mr. Glaser has been transitioning and will continue to transition into Mr. Schrick's role and responsibilities until Mr. Schrick's retirement date.

Mr. Schrick will provide consulting services to us following his anticipated retirement date, as needed, under the terms of a consulting agreement entered into with us on June 23, 2015, and amended on September 1, 2015 (the "Consulting Agreement"). The initial term of the Consulting Agreement is January 1, 2016, to December 31, 2018, and, under the Consulting Agreement, Mr. Schrick will provide consulting with respect to such business matters as he previously provided services as an employee. During the term of the Consulting Agreement and for an 18-month period thereafter, Mr. Schrick will be subject to customary noncompetition, customer and supplier nonsolicitation and employee nonsolicitation restrictions. In recognition of Mr. Schrick's service, we elected to continue the vesting of his shares of Restricted Stock and Restricted Stock Units ("RSUs") on their original vesting schedules, which extends beyond Mr. Schrick's retirement date. We determined that this announcement resulted in a modification of Mr. Schrick's unvested equity awards. Accordingly, the recognition of the remaining associated compensation expense of $195 is to be accelerated and fully recognized over the period beginning with the measurement date of the modification, June 23, 2015, through December 31, 2015, Mr. Schrick's intended retirement date. Associated compensation expense is reflected in Selling, general and administrative expenses on the Condensed Consolidated Statements of Comprehensive Income. Mr. Schrick's unvested awards on the modification date were 16,500 shares of Restricted Stock and 29,941 RSUs.

On October 15, 2015, we announced the appointment of prominent cereal food scientist, Clodualdo "Ody" Maningat, Ph.D., to serve in the role of Vice President of Ingredients Research and Development and Chief Science Officer. Dr. Maningat will lead our ingredient solutions research and innovation efforts as we strive to capture value share with our current and future specialty ingredients.

For a discussion of risks related to key management personnel, refer to Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

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

Due to the termination agreement signed on June 22, 2015, to terminate our DMI joint venture effective June 30, 2016 that is previously described, we reclassified our pre-tax DMI translation adjustment of $81 from accumulated other comprehensive loss into equity method investment loss that is reflected in Equity method investment earnings in the Condensed Consolidated Statements of Comprehensive Income. Also due to the June 22, 2015 agreement, we assessed the recoverability of our investment in DMI at September 30, 2015 of $384. We determined that DMI's financial results for the quarter ended June 30, 2015 reflected all foreseen adjustments resulting from the termination agreement. DMI is currently within the one-year winding down process as above described. Since operations ceased at June 30, 2015, there have been no updated financial results or other communications impacting the valuation of DMI assets reported by DMI. By recording in Equity method investment earnings in the Condensed Consolidated Statements of Comprehensive Income, the pre-tax foreign currency translation adjustment, as well as our 50 percent portion of DMI's equity method investment losses, totaling $110 for the year to date period ended September 30, 2015, our investment in DMI is appropriately reflected at the estimated fair value of the DMI investment at September 30, 2015.

DMI was the sole source of our supply of Trutex®/Wheatex® for the past 2 years. Finding another source to supply the product was critical to our continued ability to market Trutex®/Wheatex®. On June 22, 2015, a Framework Supply Agreement was entered into between Loryma GmbH and us, effective June 30, 2015, for the sourcing of the Trutex®/Wheatex® series of textured wheat proteins. The term of the Framework Supply Agreement is unlimited with a provision for either party to cancel with no less than six months written notice. We have also identified a United States ("U.S.") based tolling manufacturer for the supply of Trutex®/Wheatex®.

Dryer Purchase Commitment

As of September 30, 2015, the Company had remaining commitments related to replacement of the dryer damaged at the Lawrenceburg facility in the January 2014 fire totaling $370. Purchases related to the dryer replacement were $4,188 for the quarter ended September 30, 2015 and $10,091 for the year to date period ended September 30, 2015.

RESULTS OF OPERATIONS

Quarter Rollforward of Net Income
Consolidated earnings for the quarter ended September 30, 2015 increased compared to the same period a year ago, with net income of $6,771 on consolidated net sales of $80,328 versus net income of $6,228 on consolidated net sales of $77,515 in the quarter ended September 30, 2014. The table below details the quarter-versus-quarter improvements in and reductions to net income:

Quarter Ended

Net income for the quarter ended September 30, 2014	$6,228
Improved by:
Increased gross profit from distillery products segment(a)	4,618
Other	85

Reduced by:
Increase in income tax expense	(2,211)
Decreased insurance recoveries	(1,293)
Increased selling, general, and administrative expenses	(530)
Decreased gross profit from ingredient solutions segment(a)	(67)
Decreased earnings from equity method investments	(59)
Net income for the quarter ended September 30, 2015	$6,771

(a) See "--Segment Results" below

The quarter-versus-quarter increase in consolidated earnings was primarily driven by strong performance in the distillery products segment. Net sales in this segment increased due to improved product sales mix and product pricing. Net sales in the distillery products segment increased 4.7 percent and gross margin expanded to 15.5 percent, an increase of 6.5 percentage points for the quarter.

Partially offsetting the increase contributing to our higher consolidated earnings quarter-over-quarter was a $2,211 increase in total income tax expense recorded for the quarter ended September 30, 2015 compared to the quarter ended September 30, 2014. The majority of this change was due to the utilization of certain deferred tax assets in the prior year quarter, primarily net operating loss carry forwards, and the related impact to the valuation allowance. For the quarter ended September 30, 2015, we received no insurance recoveries compared to $1,293 received in the year ago quarter, which was a reduction to our total expenses. Selling, general and administrative expenses for the quarter ended September 30, 2015 increased by $530, compared to the quarter ended September 30, 2014, primarily due to an increase in professional fees and personnel costs.

Year to Date Rollforward of Net Income

Consolidated earnings for the year to date period ended September 30, 2015 increased compared to the same period a year ago, with net income of $19,712 on consolidated net sales of $246,095 versus net income of $16,112 on consolidated net sales of $237,078 in the year to date period ended September 30, 2014. The table below details the period-versus-period increases and decreases in net income:

Year to Date Ended

Net income for the year to date period ended September 30, 2014	$16,112
Improved by:
Increased gross profit from distillery products segment(a)	17,378
Increased gross profit from ingredient solutions segment(a)	2,980
Decreased interest expense	241
Other	—

Reduced by:
Increased income tax expense	(9,702)
Increased selling, general, and administrative expenses	(4,797)
Decreased earnings from equity method investments	(1,277)
Decreased insurance recoveries	(1,223)
Net income for the year to date period ended September 30, 2015	$19,712

(a) See "--Segment Results" below

The period-versus-period increase in consolidated earnings was primarily due to an increase in net sales of alcohol products within the distillery products segment and an increase in net sales within the ingredient solutions segment due to improved product mix and improved product pricing in both segments. Net sales in the distillery products segment increased 3.9 percent and gross margin expanded to 17.6 percent, an 8.2 percentage point increase. Net sales in the ingredient solutions segment increased 3.5 percent and gross margin expanded to 16.3 percent, a 6.3 percentage point increase.

Partially offsetting the increase in consolidated earnings for our two segments was the $9,702 increase in total income tax expense recorded for the year to date period ended September 30, 2015 compared to the year to date period ended September 30, 2014. The majority of this change was due to the utilization of certain deferred tax assets in the prior year period, primarily net operating loss carry forwards, and the related impact to the valuation allowance. Selling, general and administrative expenses for the year to date period ended September 30, 2015 increased by $4,797, compared to the year to date period ended September 30, 2014, primarily due to an increase in accruals for incentive compensation of $2,569 as a result of incentive plan changes and the strong performance of the Company, an increase in severance costs of $569, and an increase in personnel costs of $540. Also partially offsetting the increase in consolidated earnings for our two segments was the $1,277 decrease in our equity method investment earnings to $6,010 for the year to date period ended September 30, 2015 from $7,287 in the prior year period, primarily due to lower ICP sales volume and lower per unit average selling price compared to the same period a year ago, partially offset by our $1,230 portion of ICP's receipt of $4,112 of insurance proceeds for business interruption during the year to date period ended September 30, 2015 (see Equity Method Investment Earnings below). While the period-versus-period equity method investment earnings decreased, our share of earnings of ICP continued to have a positive impact on our net income for the year to date period ended September 30, 2015. There can be no assurance that such results will continue in future periods. For the year to date period ended September 30, 2015, we received no insurance recoveries, compared to $1,223 received in the year ago period, which was a reduction to our total expenses.

NET SALES

Net sales for the quarter ended September 30, 2015 increased $2,813, or 3.6 percent, compared to the quarter ended September 30, 2014. This growth was primarily driven by a $3,013, or 4.7 percent, increase in net sales in the distillery products segment. Distillery products net sales increased primarily as a result of higher alcohol products net sales volume and a shift in product sales mix to higher value products. Net sales in the ingredient solutions segment as a whole decreased primarily as a result of lower net sales volume, partially offset by a higher average selling price due to the shift in product sales mix to higher value products.

Net sales for the year to date period ended September 30, 2015 increased $9,017, or 3.8 percent, compared to the year to date period ended September 30, 2014. This growth was primarily driven by a $7,507, or 3.9 percent, increase in net sales in the distillery products segment. Distillery products net sales increased primarily as a result of a higher alcohol products net sales volume and a shift in product sales mix to higher value products. Net sales in the ingredient solutions segment as a whole increased $1,510, or 3.5 percent, primarily as a result of higher sales volume and a higher average selling price due to the shift in product sales mix to higher value products.

COST OF SALES

For the quarter ended September 30, 2015, cost of sales decreased $1,738, or 2.5 percent, compared to the the quarter ended September 30, 2014, which included a $647 net reduction to Cost of Sales related to business interruption insurance recoveries (see Note 6. Property and Business Interruption Insurance Claims and Recoveries). For the quarter ended September 30, 2015, cost of sales was 85.2 percent of net sales, which generated a gross margin of 14.8 percent. For the quarter ended September 30, 2014, cost of sales was 90.6 percent of net sales, which generated a gross profit margin of 9.4 percent.

For the quarter ended September 30, 2015, our lower overall costs were primarily the result of lower costs for corn, flour, and natural gas. We saw quarter-versus-quarter decreases in the per-bushel cost of corn and the per-pound cost of flour, which averaged 13.6 percent and 8.2 percent lower, respectively, compared to the quarter ended September 30, 2014. Natural gas averaged 10.2 percent lower per unit compared to the prior year period.

For the year to date period ended September 30, 2015, cost of sales decreased $11,341, or 5.3 percent, including a $460 net reduction to Cost of Sales related to business interruption insurance recoveries, compared to the year to date period ended September 30, 2014, which included a $597 net reduction to Cost of Sales related to business interruption insurance recoveries (see Note 6. Property and Business Interruption Insurance Claims and Recoveries). For the year to date period ended September 30, 2015, cost of sales was 82.6 percent of net sales, which generated a gross margin of 17.4 percent. For the year to date period ended September 30, 2014, cost of sales was 90.5 percent of net sales, which generated a gross profit margin of 9.5 percent.

For the year to date period ended September 30, 2015, our lower overall costs were primarily the result of lower costs for corn, flour, and natural gas, as well as increased production efficiencies. We saw period-versus-period decreases in the per-bushel cost of corn and the per-pound cost of flour, which averaged 18.2 percent and 8.1 percent lower, respectively, compared to the year to date period ended September 30, 2014. Natural gas averaged 6.3 percent lower per unit compared to the prior year period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the quarter ended September 30, 2015 increased by $530 compared to the quarter ended September 30, 2014.  This increase was primarily due to an increase in professional fees and personnel costs.

Selling, general and administrative expenses for the year to date period ended September 30, 2015 increased by $4,797, compared to the year to date period ended September 30, 2014.  This increase was primarily due to an increase in accruals for incentive compensation of $2,569 as a result of the strong performance of the Company, an increase in severance costs of $569, and an increase in personnel costs of $540.

INSURANCE RECOVERIES

During October 2014, we experienced a fire at its Atchison facility. Certain equipment in the facility's feed drying operations was damaged, but repairable, and we experienced a seven-day temporary loss of production. We reached final settlement with our insurance carrier to close this claim during the quarter ended March 31, 2015, and received $460 of insurance proceeds reflected as a net reduction to Cost of Sales on the Condensed Consolidated Statements of Comprehensive Income for the year to date period ended September 30, 2015.

During January 2014, we experienced a fire at our Lawrenceburg facility. The fire damaged certain equipment in the feed dryer house and caused a temporary loss of production. The fire did not impact our own or customer-owned warehoused inventory. By the end of February the plant was at pre-fire production levels. Insurance proceeds related to property damage for the quarter and year to date period of $1,293 and $1,383, respectively, net of the book value property loss of $0 and $160, respectively, are reported as Insurance recoveries of $1,293 and $1,223, respectively, on the Condensed Consolidated Statements of Comprehensive Income.

INTEREST EXPENSE

Interest expense for the quarter ended September 30, 2015 decreased $85 compared to the quarter ended September 30, 2014. This decrease was primarily the result of a lower average daily balance on our Restated Credit Agreement compared to the same period a year ago.

Interest expense for the year to date period ended September 30, 2015 decreased $241 compared to the year to date period ended September 30, 2014. This decrease was primarily the result of a lower average daily balance on our Restated Credit Agreement compared to the same period a year ago.

EQUITY METHOD INVESTMENT EARNINGS

ICP

As further discussed in our Form 10-K for the year ended December 31, 2014, during the quarter ended June 30, 2014, we reassessed the most likely events that would result in a recovery of our investment in ICP and determined that such a recovery would likely occur through cash distributions from ICP rather than through a sale or liquidation of ICP. As a result of this reassessment, during the quarter ended June 30, 2014, we remeasured our cumulative equity in the undistributed earnings of ICP. The cumulative effect of this change in estimate resulted in a decrease in equity method investment earnings of ICP of $1,882 for the period beginning April 1, 2013 and ending March 31, 2014; a decrease in the earnings per share of $0.10 per share for the quarter and year to date period ended September 30, 2014; and a decrease in the related equity method investment in ICP at September 30, 2014, of $1,882.

For the quarter ended September 30, 2015, ICP reported total net income of $5,209. Our portion of the earnings for the current quarter was $1,562. For the quarter ended September 30, 2014, ICP generated net income of $5,346. Our portion of the earnings for the year-ago quarter was $1,604. The quarter-versus-quarter decrease in earnings of $42 was primarily due to lower ICP sales volumes and a lower average per unit selling price during the quarter ended September 30, 2015 compared to the prior year quarter. The decline in sales volume was primarily due to lower demand. The lower average selling price in the quarter ended September 30, 2015 reflected unfavorable market conditions compared to the year-ago quarter (see Note 2. Equity Method Investments).

For the year to date period ended September 30, 2015, ICP reported total net income of $20,399. Our portion of the earnings for the current year period was $6,120. For the year to date period ended September 30, 2014, ICP generated net income of $30,246. Our portion of the earnings for the year-ago period, after the effect of the above-described change in estimate of $1,882, was $7,192. The period-versus-period decrease in earnings of $1,072 was primarily due to lower ICP sales volume and a lower per unit average selling price compared to the same period a year ago, partially offset by our $1,230 portion of ICP's receipt of $4,112 of insurance proceeds for business interruption during the year to date period ended September 30, 2015. The decline in sales volume was primarily due to lower demand. The lower average selling price in the year to date period ended September 30, 2015 reflected unfavorable market conditions compared to the year-ago period (see Note 2. Equity Method Investments).

Our proportionate share of the earnings of ICP continued to have a positive impact on our current quarter and year to date consolidated earnings. There can be no assurance that such results will continue in future periods.

On July 23, 2014, ICP's alcohol production was interrupted resulting in inconsequential damage to equipment. Production was restarted on a limited basis on August 1, 2014, and ICP was back to normal production rates on or about August 14, 2014. ICP's related business interruption claim was finalized when it received insurance proceeds of $4,112 during the quarter ended June 30, 2015, which increased their net income for the year to date period ended September 30, 2015. Our portion of the insurance proceeds, $1,230, is reflected in Equity method investment earnings on the Condensed Consolidated Statements of Comprehensive Income for the year to date period ended September 30, 2015.

DMI

For the quarters ended September 30, 2015 and 2014, DMI had net earnings of $0 and $33, respectively. As a 50 percent equity investor, our portion of the equity earnings was $0 and $17 for the quarters ended September 30, 2015 and 2014, respectively.

For the year to date periods ended September 30, 2015 and 2014, DMI incurred a net loss of $59 for the year to date period ended September 30, 2015, and net earnings of $189 for the year to date period ended September 30, 2014. As a 50 percent equity investor, our portion of the equity in earnings (loss), including the pre-tax reclassification of $81 in the year to date period ended September 30, 2015 from accumulated other comprehensive loss, as detailed in Note 2. Equity Method Investments, was $(110) and $95 for the year to date periods ended September 30, 2015 and 2014, respectively.

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

Due to the termination agreement signed on June 22, 2015, to terminate our DMI joint venture effective June 30, 2016 that is previously described, we reclassified our pre-tax DMI translation adjustment of $81 from accumulated other comprehensive loss into equity method investment loss that is reflected in Equity method investment earnings in the Condensed Consolidated Statements of Comprehensive Income. Also due to the June 22, 2015 agreement, we assessed the recoverability of our investment in DMI at September 30, 2015 of $384. We determined that DMI's financial results for the quarter ended June 30, 2015 reflected all foreseen adjustments resulting from the termination agreement. DMI is currently within the one-year winding down process as above described. Since operations ceased at June 30, 2015, there have been no financial results or other communications impacting the valuation of DMI assets reported by DMI. By recording in Equity method investment earnings in the Condensed Consolidated Statements of Comprehensive Income, the pre-tax foreign currency translation adjustment for the year to date period ended September 30, 2015, as well as our 50 percent portion of DMI's equity method investment earnings (losses) for the quarter and year to date periods ended September 30, 2015, totaling $0 and $(110), respectively, our investment in DMI is appropriately reflected at the estimated fair value of the DMI investment at September 30, 2015.

DMI was the sole source of our supply of Trutex®/Wheatex® for the past 2 years. Finding another source to supply the product was critical to our continued ability to market Trutex®/Wheatex®. On June 22, 2015, a Framework Supply Agreement was entered into between Loryma GmbH and us, effective June 30, 2015, for the sourcing of the Trutex®/Wheatex® series of textured wheat proteins. The term of the Framework Supply Agreement is unlimited with a provision for either party to cancel with no less than six months written notice. We have also identified a U.S.-based tolling manufacturer for the supply of Trutex®/Wheatex®.

PROVISION (BENEFIT) FOR INCOME TAXES

The provision for income taxes for the quarter ended September 30, 2015 was $1,042, for an effective tax rate for the period of 13.3 percent. The provision of income taxes for the year to date period ended September 30, 2015 was $8,700, for an effective tax rate of 30.6 percent. During the quarter ended September 30, 2015, we evaluated the potential realization of our deferred income tax assets, considering both positive and negative evidence, including cumulative income for the past three years and forecasted taxable income inclusive of the expected pattern of reversing temporary differences in future years. As a result of this evaluation we concluded that, as of September 30, 2015, a majority of the existing remaining valuation allowance recorded against certain state income tax benefits was no longer required. Accordingly, a partial release of valuation allowance was recorded amounting to $1,908. We continue to maintain a valuation allowance of $1,921 as of September 30, 2015 related primarily to capital loss carryforwards and certain state income tax benefits that in our estimate are not 'more likely than not' to be realized prior to their respective carryforward periods. We will continue to assess the need for a valuation allowance in future periods (see Note 5. Income Taxes for additional information).

The effective rate for the quarter ended September 30, 2014 was (23.1) percent, after consideration of utilization of certain deferred tax assets, primarily net operating loss carry forwards and the related impact to the valuation allowance. The income tax benefit recorded for the quarter ended September 30, 2014 was of $1,169. The effective rate for the year to date period ended September 30, 2014 was (6.6) percent, after consideration of utilization of certain deferred tax assets, primarily net operating loss carry forwards and the related impact to the valuation allowance detailed in the above paragraphs. The income tax benefit recorded for the year to date period ended September 30, 2014 was of $1,002.

NET INCOME

As the result of the factors outlined above, we generated net income in the quarter and year to date periods ended September 30, 2015 of $6,771 and $19,712, respectively, compared to net income in the quarter and year to date periods ended September 30, 2014 of $6,228 and $16,112, respectively.

SEGMENT RESULTS

DISTILLERY PRODUCTS

The following table shows selected financial information for our distillery products segment for the quarters ended September 30, 2015 and 2014.

	DISTILLERY PRODUCTS NET SALES BY PRODUCT GROUP
	Quarter Ended September 30,		Quarter-versus-Quarter Net Sales Change Increase / (Decrease)		Quarter-versus-Quarter Volume Increase / (Decrease)
	2015	2014	$ Change	% Change	% Change
	Amount	Amount
Food grade alcohol(a)	$57,039	$53,757	$3,282	6.1%
Fuel grade alcohol(a)	1,954	2,764	(810)	(29.3)
Distillers feed and related co-products	6,157	6,053	104	1.7
Warehouse revenue	1,563	1,126	437	38.8
Total distillery products	$66,713	$63,700	$3,013	4.7%	2.0%	(a)

(a) Volume change for alcohol products
	Other Financial Information
	Quarter Ended September 30,		Quarter-versus-Quarter Increase / (Decrease)
	2015	2014	Change	% Change

Gross profit	$10,372	$5,754	$4,618	80.3%
Gross margin %	15.5%	9.0%	6.5%

Total distillery products net sales for the quarter ended September 30, 2015 increased $3,013, or 4.7 percent. Food grade alcohol, which includes beverage alcohol, net sales increased $3,282 quarter-versus-quarter, or 6.1 percent. Fuel grade alcohol net sales decreased $810 quarter-versus-quarter. Overall alcohol products net sales volume was 2.0 percent higher and alcohol products average selling price increased compared to the year ago quarter due to the continuing shift in alcohol products sales mix to premium spirits. Warehouse revenue increased $437 quarter-versus-quarter, primarily due to increased barrel warehouse storage fees as a result of increasing storage demands for barrel aging in the whiskey category.
Gross profit increased quarter-versus-quarter by $4,618, or 80.3 percent. Gross margin for the quarter ended September 30, 2015 was 15.5 percent compared to 9.0 percent for the quarter ended September 30, 2014, which was due to the shift in alcohol products sales mix to premium spirits, a higher average selling price, a decrease in the per-bushel cost of corn, and a decrease in the per unit cost of natural gas. Net sales of higher margin food grade alcohol, which includes beverage alcohol, for the quarter ended September 30, 2015 were 85.4 percent of total distillery products net sales, compared to 84.4 percent in the prior year quarter.

The following table shows selected financial information for our distillery products segment for the year to date periods ended September 30, 2015 and 2014.

	DISTILLERY PRODUCTS NET SALES BY PRODUCT GROUP
	Year to Date Ended September 30,		Period-versus-Period Net Sales Change Increase / (Decrease)		Period-versus-Period Volume Increase / (Decrease)
	2015	2014	$ Change	% Change	% Change
	Amount	Amount
Food grade alcohol(a)	$170,640	$155,755	$14,885	9.6%
Fuel grade alcohol(a)	5,927	9,618	(3,691)	(38.4)
Distillers feed and related co-products	20,411	25,173	(4,762)	(18.9)
Warehouse revenue	4,564	3,489	1,075	30.8
Total distillery products	$201,542	$194,035	$7,507	3.9%	1.3%	(a)

(a) Volume change for alcohol products
	Other Financial Information
	Year to Date Ended September 30,		Period-versus-Period Increase / (Decrease)
	2015	2014	Change	% Change

Gross profit	$35,506	$18,128	$17,378	95.9%
Gross margin %	17.6%	9.4%	8.2%

Total distillery products net sales for the year to date period ended September 30, 2015 increased $7,507, or 3.9 percent. Food grade alcohol, which includes beverage alcohol, net sales increased $14,885 period-versus-period. Fuel grade alcohol net sales decreased $3,691 period-versus-period. Overall alcohol products net sales volume was 1.3 percent higher and alcohol products average selling price increased compared to the year ago period. Distillers feed and related co-products net sales decreased $4,762 period-versus-period primarily due to a decrease in average selling price, combined with a decrease in net sales volume. Warehouse revenue increased $1,075 period-versus-period, primarily due to increased barrel warehouse storage fees as a result of increasing storage demands for barrel aging in the whiskey category.
Gross profit increased period-versus-period by $17,378, or 95.9 percent. Gross margin for the year to date period ended September 30, 2015 was 17.6 percent compared to 9.4 percent for the year to date period ended September 30, 2014, which was due to the continuing shift in alcohol product sales mix to premium spirits, a higher average selling price, a decrease in the per-bushel cost of corn, a decrease in the per unit cost of natural gas, and lower production costs. Net sales of higher margin food grade alcohol, which includes beverage alcohol, for the period ended September 30, 2015 were 84.7 percent of total distillery products net sales, compared to 80.3 percent in the prior year period.

INGREDIENT SOLUTIONS

The following table shows selected financial information for our ingredient solutions segment for the quarters ended September 30, 2015 and 2014.

	INGREDIENT SOLUTIONS NET SALES BY PRODUCT GROUP
	Quarter Ended September 30,		Quarter-versus-Quarter Net Sales Change Increase / (Decrease)		Quarter-versus-Quarter Volume Increase / (Decrease)
	2015	2014	$ Change	% Change	% Change
	Amount	Amount
Specialty wheat starches	$7,523	$7,137	$386	5.4%
Specialty wheat proteins	4,165	4,609	(444)	(9.6)
Commodity wheat starch	1,575	1,762	(187)	(10.6)
Commodity wheat protein	352	307	45	14.7
Total ingredient solutions	$13,615	$13,815	$(200)	(1.4)%	(4.0)%

	Other Financial Information
	Quarter Ended September 30,		Quarter-versus-Quarter Increase / (Decrease)
	2015	2014	Change	% Change

Gross profit	$1,490	$1,557	$(67)	(4.3)%
Gross margin %	10.9%	11.3%	(0.4)%

Total ingredient solutions net sales for the quarter ended September 30, 2015 decreased by $200, or 1.4 percent, compared to the quarter ended September 30, 2014. Net sales of specialty wheat starches increased $386 quarter-versus-quarter, and net sales of specialty wheat proteins decreased $444 quarter-versus-quarter. Commodity wheat starch net sales decreased $187 quarter-versus-quarter, and commodity wheat protein net sales increased $45 quarter-versus-quarter. While overall net sales volume was 4.0 percent lower, product mix was improved.
Gross profit decreased quarter-versus-quarter by $67, or 4.3 percent, which was primarily due to the decrease in our overall ingredient solutions net sales volume and higher production costs, partially offset by the increase in our ingredient solutions products average selling price, a decrease in the per-pound cost of flour, a decrease in the per unit cost of natural gas, and the continuing shift in ingredient solutions sales mix to higher value specialty products. Gross margin for the quarter ended September 30, 2015 was 10.9 percent compared to 11.3 percent for the quarter ended September 30, 2014. Net sales of higher margin specialty wheat starches and proteins combined for the quarter ended September 30, 2015 were 85.9 percent of total ingredient solutions net sales, compared to 85.1 percent in the prior year quarter.

The following table shows selected financial information for our ingredient solutions segment for the year to date periods ended September 30, 2015 and 2014.

	INGREDIENT SOLUTIONS NET SALES BY PRODUCT GROUP
	Year to Date Ended September 30,		Period-versus-Period Net Sales Change Increase / (Decrease)		Period-versus-Period Volume Increase / (Decrease)
	2015	2014	$ Change	% Change	% Change
	Amount	Amount
Specialty wheat starches	$23,779	$20,890	$2,889	13.8%
Specialty wheat proteins	14,176	14,397	(221)	(1.5)
Commodity wheat starch	5,206	6,119	(913)	(14.9)
Commodity wheat protein	1,392	1,637	(245)	(15.0)
Total ingredient solutions	$44,553	$43,043	$1,510	3.5%	1.4%

	Other Financial Information
	Year to Date Ended September 30,		Period-versus-Period Increase / (Decrease)
	2015	2014	Change	% Change

Gross profit	$7,272	$4,292	$2,980	69.4%
Gross margin %	16.3%	10.0%	6.3%

Total ingredient solutions net sales for the year to date period ended September 30, 2015 increased by $1,510, or 3.5 percent, compared to the year to date period ended September 30, 2014. Product mix improved versus the year ago period. Net sales of specialty wheat starches increased $2,889 period-versus-period and net sales of specialty wheat proteins decreased $221 period-versus-period. Commodity wheat starch net sales decreased $913 period-versus-period, and commodity wheat protein net sales decreased $245 period-versus-period. Overall ingredient solutions sales volume was 1.4 percent higher and ingredient solutions products average selling price increased compared to the year ago period.
Gross profit increased period-versus-period by $2,980, or 69.4 percent, which was primarily due to the continuing shift in ingredient solutions products sales mix to higher value specialty products, a decrease in the per-pound cost of flour, a decrease in the per unit cost of natural gas, and lower production costs partially offset by the increase in our overall ingredient solutions net sales volume. Gross margin for the year to date period ended September 30, 2015 was 16.3 percent compared to 10.0 percent for the year to date period ended September 30, 2014. Net sales of higher margin specialty wheat starches and proteins for the year to date period ended September 30, 2015 were 85.2 percent of total ingredients solutions net sales, compared to 81.9 percent in the prior year period.
LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Our principal uses of cash in the ordinary course of business are for the cost of raw materials and energy used in our production processes, investment in the barrel whiskey inventory for aging to support growth in the whiskey category, salaries, and capital expenditures. Generally, during periods when commodities prices are rising, our operations require increased use of cash to support inventory levels. Our principal sources of cash are product sales and borrowing on our credit facility. At September 30, 2015 and December 31, 2014, our cash balance was $126 and $5,641, respectively, and we have used our credit facility for liquidity purposes, with $33,550 remaining on the facility at September 30, 2015 for additional borrowings. We may also use cash for acquisitions or stock repurchases and receive cash from investment or asset dispositions.

On February 27, 2015, we, as a guarantor and a party, and our subsidiaries, MGPI Processing, Inc., MGPI Pipeline, Inc. and MGPI of Indiana, LLC, as the borrowers, entered into a five-year, $80,000 credit agreement pursuant to the Restated Credit Agreement with Wells Fargo Bank, National Association, as the Agent. We expect this Restated Credit Agreement, along with other sources of cash from operations, to be adequate to provide for budgeted capital expenditures and anticipated operating requirements over the twelve month period ended September 30, 2016.

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

We expect approximately $22,000 in capital expenditures over the twelve-month period ending September 30, 2016, related to improvements in and replacements of existing plant and equipment. On October 21, 2015, we reported that we are undertaking a major expansion in warehousing capacity at our Lawrenceburg facility as part of the implementation of our 5-year strategic plan to grow the whiskey category. The program includes a $16,400 investment in expanding warehouse capacity on a 20-acre campus adjoining our current Lawrenceburg facility. For the quarter and year to date period ended September 30, 2015, capital investments related to warehouse expansion were $8,033. As of September 30, 2015, we had total commitments to acquire capital assets totaling $6,042.

During the quarter ended September 30, 2015, we purchased 950,000 shares of our common stock in a privately-negotiated transaction with F2 SEA, Inc., an affiliate of SEACOR Holdings, Inc., pursuant to a Stock Repurchase Agreement. SEACOR Holdings, Inc. is the 70 percent owner of ICP, the Company's 30 percent equity method investment. We paid $15.25 (fifteen dollars and twenty-five cents) per share repurchased, which was the negotiated price on the September 1, 2015 sale date. Aggregate consideration for the shares purchased was $14,488 and is reflected in Treasury Stock, at cost on the Condensed Consolidated Balance Sheets at September 30, 2015.

We expect our sources of cash to be adequate to provide for budgeted capital expenditures and anticipated operating requirements over the twelve-month period ending September 30, 2016. The following table is presented as a measure of our liquidity and financial condition:

	September 30, 2015	December 31, 2014
Cash and cash equivalents	$126	$5,641
Working capital	54,901	51,497
Credit facility borrowings, notes payable and long-term debt outstanding	28,813	10,283
Amounts available under lines of credit	33,550	42,744
Stockholders’ equity	109,284	104,365

	Year to Date Ended
	September 30, 2015	September 30, 2014
Depreciation and amortization	$9,260	$9,202
Capital expenditures	20,043	4,920
Net cash provided by operating activities	12,798	8,755

CASH FLOW INFORMATION

Operating Cash Flows.  Operating cash flow information for the year to date periods ended September 30, 2015 and 2014, respectively, is as follows:

	Year to Date Ended
	September 30, 2015	September 30, 2014
Cash Flows from Operating Activities
Net income	$19,712	$16,112
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization	9,260	9,202
Gain on property insurance recoveries	—	(1,223)
Deferred income taxes, including change in valuation allowance	1,405	(1,215)
Share based compensation	1,417	588
Equity method investment earnings	(6,010)	(7,287)
Changes in Operating Assets and Liabilities:
Receivables, net	1,013	(3,729)
Inventory	(17,767)	3,452
Prepaid expenses	(1,060)	(587)
Refundable income taxes	(319)	241
Accounts payable	3,052	(8,188)
Accounts payable to affiliate, net	737	2,220
Accrued expenses	2,338	(295)
Deferred credit	(520)	334
Accrued retirement health and life insurance benefits and other accrued retiree benefits	(746)	(456)
Other	286	(414)
Net cash provided by operating activities	$12,798	$8,755

Cash flow from operations increased $4,043 to $12,798 for the year to date period ended September 30, 2015, from $8,755 for the year to date period ended September 30, 2014. This increase in operating cash flow was primarily the result of net cash inflows related to increased net income including insurance recoveries, after giving effect to non-cash items (depreciation and amortization, deferred income taxes, share-based compensation, and equity method investment earnings), changes in receivables, accounts payables, and accrued expenses, partially offset by the changes in inventory.

The following items resulted in increases to our operating cash flows compared to the year to date period ended September 30, 2014:

•
Net income increased, after giving effect to non-cash items, by $9,607, from $16,177 for the year to date period ended September 30, 2014 to $25,784 for the year to date period ended September 30, 2015. Improvements in the gross profit of the distillery products and ingredient solutions segments was the major factor that generated this increase;

•
Receivables, net, decreased $1,013 for the year to date period ended September 30, 2015 compared to an increase of $3,729 for the year to date period ended September 30, 2014. The resulting $4,742 change was primarily due to the timing of collections;

•
Accounts payable increased $3,052 for the year to date period ended September 30, 2015 compared to a decrease of $8,188 for the year to date period ended September 30, 2014. The $11,240 change was primarily due to the year-ago settlement of expenses related to the proxy contest and the timing of current cash disbursements; and

•
Accrued expenses increased $2,338 for the year to date period ended September 30, 2015 compared to a decrease of $295 for the year to date period ended September 30, 2014. The $2,633 change was primarily due to increases in severance and bonus expenses.

The following items resulted in decreases to our operating cash flows compared to the year to date period ended September 30, 2014:

•
Inventory increased $17,767 for the year to date period ended September 30, 2015, compared to a reduction of $3,452 for the year to date period ended September 30, 2014, resulting in a $21,219 change. Investment in the barrel whiskey inventory for aging and increased safety stock of finished goods accounted for the majority of the inventory increase.

Investing Cash Flows.  Net investing cash flow for the year to date period ended September 30, 2015 was $(20,043) compared to $(3,533) for the year to date period ended September 30, 2014, for a net increase in cash used in investing activities of $16,510. During the year to date period ended September 30, 2015, we made capital investments of $15,123 more than the prior year period primarily due to capital expenditures related to the dryer damaged at the Lawrenceburg facility in the January 2014 fire and capital expenditures related to the Lawrenceburg facility warehouse expansion program. For the year to date period ended September 30, 2014 we had net proceeds from property insurance recoveries of $1,383 and zero for the year to date period ended September 30, 2015.

Financing Cash Flows.  Net financing cash flow for the year to date period ended September 30, 2015 was $1,730 compared to $(8,079) for the year to date period ended September 30, 2014, for a net decrease in financing cash flow of $9,809. During the year to date period ended September 30, 2015, we had net proceeds of $19,734 from our Restated Credit Agreement compared to net payments of $5,343 for the year to date period ended September 30, 2014. Our payments on long-term debt totaled $1,203 and $1,162 for the year to date periods ended September 30, 2015 and 2014, respectively. We purchased $15,366 and $601 of treasury stock from a privately-negotiated transaction with an affiliate of SEACOR Holdings, Inc. (see Note 9. Employee and Non-Employee Benefit Plans) and from terminated employees for taxes on pro-rata vested equity grants for the year to date periods ended September 30, 2015 and 2014, respectively. We paid dividend and dividend equivalent payments totaling $1,087 during the year to date period ended September 30, 2015, and $907 during the year to date period ended September 30, 2014. We also incurred $348 of loan fees during the year to date period ended September 30, 2015 and $66 during the year to date period ended September 30, 2014.

CAPITAL EXPENDITURES

For the year to date period ended September 30, 2015, we made $22,262 of capital investments, of which $20,043 was a use of cash and $2,219 remained payable at September 30, 2015. The primary capital investments were related to the replacement of dryers at the Lawrenceburg facility and the Lawrenceburg facility warehouse expansion program. Capital investments during the quarter and year to date period ended September 30, 2015 that relate to the Lawrenceburg facility dryer replacements due to the January 2014 fire were $4,188 and $10,091, respectively. For the quarter and year to date period ended September 30, 2015, capital investments related to warehouse expansion were $8,033.

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

The amount of borrowings which we may make is subject to borrowing base limitations adjusted for the Fixed Asset Sub-Line collateral. As of September 30, 2015, our total outstanding borrowings under the credit agreement were $26,405, comprised of $19,901 of revolver borrowing and $6,504 of fixed asset sub-line term loan borrowing, leaving $33,550 available for additional borrowings. The average interest rate for total borrowings of the Restated Credit Agreement at September 30, 2015 was 3.04 percent.

WORKING CAPITAL

COMPARISON TO DECEMBER 31, 2014

Our working capital increased $3,404 from December 31, 2014 to September 30, 2015. This increase was primarily the result of the increase in inventory, which was partially offset by decreases in cash and cash equivalents and deferred income taxes and increases in accounts payable and accrued expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Commodity Costs
Certain commodities we use in our production process are exposed to market price risk due to volatility in the prices for those commodities. Our grain supply agreements for our Lawrenceburg and Atchison facilities permit us to purchase corn for delivery up to 12 months into the future at negotiated prices.  The pricing for contracts is based on a formula using several factors. We have determined that the firm commitments to purchase corn under the terms of the supply agreements meet the normal purchases and sales exception as defined under Accounting Standards Codification ("ASC") 815, Derivatives and Hedging, and have excluded the fair value of these commitments from recognition within our consolidated financial statements until the actual contracts are physically settled.

Our production process also involves the use of flour and natural gas. The contracts for flour and natural gas range from monthly contracts to multi-year supply arrangements; however, because the quantities involved have always been for amounts to be consumed within the normal expected production process, we have determined that the contracts meet the criteria for the normal purchases and sales exception and have excluded the fair value of these commitments from recognition within our consolidated financial statements until the actual contracts are physically settled. See Note 4: Commitments and Contingencies for a discussion of our grain, flour and natural gas purchase commitments.

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

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on weighted average outstanding borrowings at September 30, 2015, a 100 basis point increase over the non-default rates actually in effect at such date would increase our interest expense on an annualized basis by $122.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures and changes in internal controls.

For the quarter ended September 30, 2015, our Chief Executive Officer ("CEO"), who is our principal executive officer, also performed the function of or similar to that of principal financial officer, beginning on the termination date of our former CFO, May 28, 2015, and ending on September 14, 2015, the employment start date of Thomas K. Pigott, our new CFO. In connection with the filing of this quarterly report, our management, with the participation of the CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) as of the end of the period covered by this quarterly report. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Based on the evaluation of these controls and procedures required by Rules 13a-15(b) or 15d-15(b) of the Exchange Act, our management, including the CEO and CFO, has concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this quarterly report, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

Risk Factors are described in "Item 1A. Risk Factors" of our Report on Form 10-K for the year ended December 31, 2014 and on Form 10-Q for the quarter ended September 30, 2015 and, except where indicated below, there have been no material changes thereto. We have supplemented our disclosure of risk factors in this Form 10-Q for the quarter ended September 30, 2015 by amending the following risk factors which appeared in our Report on Form 10-K for the year ended December 31, 2014, as amended by the risk factors which appeared in our Report on Form 10-Q for the quarter ended June 30, 2015.
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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no unregistered sale of equity securities during the quarter ended September 30, 2015.

ISSUER PURCHASES OF EQUITY SECURITIES

	(1) Total Number of Shares (or Units) Purchased		(2) Average Price Paid per Share (or Unit)	(3) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(4) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(a)
July1, 2015 through July 30, 2015	—		$—	—	$—
August 1, 2015 through August 31, 2015	48,040		14.83	—
September 1, 2015 through September 30, 2015	950,000	(b)	15.25	—
Total	998,040			—

(a) On February 27, 2015, our Board of Directors authorized, and on March 12, 2015, we announced, a program for the purchase of up to $3,500 of our common stock. Pursuant to the authorization, we are permitted to purchase our shares from time to time on the open market or in privately negotiated transactions..

(b)
On September 1, 2015, our Board of Directors authorized the purchase of 950,000 shares of our common stock in a privately negotiated transaction with F2 SEA Inc., an affiliate of SEACOR Holdings Inc. pursuant to a Stock Repurchase Agreement. SEACOR Holdings, Inc. is the 70 percent owner of ICP, the Company's 30 percent equity method investment.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit Number	Description of Exhibit
10.1
Stock Repurchase Agreement between MGP Ingredients and F2 SEA Inc., dated September 1, 2015 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed September 8, 2015)

*31.1	CEO Certification pursuant to Rule 13a-14(a)
*31.2	CFO Certification pursuant to Rule 13a-14(a)
*32.1	CEO and Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*32.2	CFO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2015, and December 31, 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, (iv) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (v) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date:	November 5, 2015	By	/s/ Augustus C. Griffin
Augustus C. Griffin, President and Chief Executive Officer

Date:	November 5, 2015	By	/s/ Thomas K. Pigott
Thomas K. Pigott, Vice President, Finance and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibit
10.1
Stock Repurchase Agreement between MGP Ingredients and F2 SEA Inc., dated September 1, 2015 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed September 8, 2015)

*31.1	CEO Certification pursuant to Rule 13a-14(a)
*31.2	CFO Certification pursuant to Rule 13a-14(a)
*32.1	CEO and Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*32.2	CFO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2015, and December 31, 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, (iv) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (v) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith