Form 10-K
period 2015-12-31
MGP INGREDIENTS INC
filed 2016-03-10
CIK 835011

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X      No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to their Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company": in Rule 12b-2 of the Exchange Act. (Check One):

 Large accelerated filer ___    Accelerated filer X   Non-accelerated filer  ___   Smaller reporting company  ___

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ___ No    X

The aggregate market value of common equity held by non-affiliates, computed by reference to the last sales price as reported by NASDAQ on June 30, 2015, was $225,098,022.

The number of shares of the registrant’s common stock, no par value ("Common Stock") outstanding as of March 2, 2016 was 16,687,127.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference:

(1)
Portions of the MGP Ingredients, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2016 are incorporated by reference into Part III of this report to the extent set forth herein.

CONTENTS PAGE

The calculation of the aggregate market value of the Common Stock held by non-affiliates is based on the assumption that affiliates include directors and executive officers. Such assumption does not constitute an admission by the Company or any director or executive officer that any director or executive officer is an affiliate of the Company.

i

PART I

ITEM 1.  BUSINESS

MGP Ingredients, Inc. was incorporated in 2011 in Kansas, continuing a business originally founded by Cloud L. Cray, Sr. in Atchison, Kansas 75 years ago. The Company’s ticker symbol is MGPI. As used herein, the term "MGP," "Company," "we," "our," or "us" refers to MGP Ingredients, Inc. and its subsidiaries unless the context indicates otherwise. In this document, for any references to Note 1 through Note 18 refer to the Notes to Consolidated Financial Statements in Item 8.

AVAILABLE INFORMATION

We make available through our website (www.mgpingredients.com) under "Investors - Investor Relations," our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, special reports and other information, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission.

METHOD OF PRESENTATION

All amounts in this report, except for shares, par values, bushels, gallons, pounds, mmbtu, proof gallons, per share, per bushel, per gallon, per proof gallon and percentage amounts, are shown in thousands unless otherwise noted.

GENERAL INFORMATION

MGP is a leading producer and supplier of premium distilled spirits and specialty wheat proteins and starches. Distilled spirits include premium bourbon and rye whiskeys, and grain neutral spirits, including vodka and gin. The Company’s proteins and starches provide a host of functional, nutritional and sensory benefits for a wide range of food products to serve the packaged goods industry. MGP is also a top producer of high quality industrial alcohol for use in both food and non-food applications. Our distillery products are derived from corn and other grains (including rye, barley, wheat, barley malt, and milo), and our ingredient products are derived from wheat flour.  The majority of our sales are made directly or through distributors to manufacturers and processors of finished packaged goods or to bakeries.

The Company is headquartered in Atchison, Kansas, where distilled alcohol products and food ingredients are produced at the Company's production facility ("Atchison facility"). Premium spirits are also distilled and matured at the Company’s facility in Lawrenceburg and Greendale, Indiana ("Lawrenceburg facility").

INFORMATION ABOUT SEGMENTS

As of December 31, 2015, the Company has two reportable segments: distillery products and ingredient solutions. On February 8, 2013, we sold all of the assets included in a third segment, our other segment, which included a bioplastics manufacturing business. Additional information about our reportable segments can be found in Management’s Discussion & Analysis ("MD&A") and Note 11.

Distillery Products Segment - We process corn and other grains into food grade alcohol and distillery co-products, such as distillers feed (commonly called dried distillers grain in the industry), fuel grade alcohol, and corn oil. We also provide warehouse services, including barrel put away, barrel storage, and barrel retrieval services. We have certain contracts with customers to supply distilled products (or "distillate"), as well as certain contracts with customers to provide barreling and warehousing services.  Contracts with customers may be monthly, annual, and multi-year with periodic review of pricing.  Sales of fuel grade alcohol are made on the spot market.  During 2015, our five largest distillery products customers, combined, accounted for about 23.3 percent of our consolidated net sales.

Food Grade Alcohol - The majority of our distillery capacities are dedicated to the production of high quality, high purity food grade alcohol for beverage and industrial applications.

Food grade alcohol sold for beverage applications consists primarily of premium bourbon and rye whiskeys, and grain neutral spirits, including vodka and gin.  Our premium bourbon is created by distilling grains, primarily corn.  Our whiskey is made from fermented grain mash, including rye and corn. Our whiskeys are primarily sold as unaged new distillate, which are then aged by our customers from two to four years and are sold at various proof concentrations. Grain neutral spirits are sold in bulk quantities at various proof concentrations.  Our gin is created by redistilling grain neutral spirits together with proprietary customer formulations of botanicals or botanical oils.

In July 2015, we announced our first retail-distributed brand which was made available for retail sale in September 2015. The brand, Metze's Select, is a limited edition Indiana Straight Bourbon Whiskey.

Food-grade industrial alcohol is used as an ingredient in foods (e.g., vinegar and food flavorings), personal care products (e.g., hair sprays and hand sanitizers), cleaning solutions, pharmaceuticals, and a variety of other products.  We sell food-grade industrial alcohol in tank truck or rail car quantities direct to a number of industrial processors.

Distillers Feed and related Co-Products - The bulk alcohol co-products sales include distillers feed, fuel grade alcohol, and corn oil. Distillers feed is principally derived from the mash from alcohol processing operations.  The mash is dried and sold primarily to processors of animal feeds as a high protein additive.  We produce fuel grade alcohol as a co-product of our food grade alcohol business at our distillery in Atchison. We produce corn oil as a value-added co-product through a corn oil extraction process.

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

Warehouse revenue - Customers who purchase unaged barreled whiskey distillate may, and in most cases do, also enter into separate warehouse service agreements with us for the storage of product for aging that include services for barrel put away, barrel storage and barrel retrieval. Revenue from warehousing services is recognized upon providing the service and/or over the passage of time, as in the case of storage fees.

Ingredient Solutions Segment - Our ingredient solutions segment consists primarily of specialty wheat starches, specialty wheat proteins, commodity wheat starch and commodity wheat protein. Contracts with ingredients customers are generally price, volume, and term agreements which are fixed for three or six month periods, with very few agreements of 12 months duration or more.  During 2015, our five largest ingredient solutions customers, combined, accounted for about 11.2 percent of our consolidated net sales.

Specialty Wheat Starches - Wheat starch constitutes the carbohydrate-bearing portion of wheat flour.  We produce a premium wheat starch powder by extracting the starch from the starch slurry, substantially free of all impurities and fibers, and then dry the starch in spray, flash or drum dryers.

A substantial portion of our premium wheat starch is altered during processing to produce certain unique specialty wheat starches designed for special applications.  We sell our specialty starches on a global basis, primarily to food processors and distributors.

We market our specialty wheat starches under the trademarks Fibersym® Resistant Starch series, FiberRite® RW Resistant Starch, Pregel® Instant Starch series, and Midsol® Cook-up Starch series. They are used primarily for food applications as an ingredient in a variety of food products to affect their nutritional profile, appearance, texture, tenderness, taste, palatability, cooking temperature, stability, viscosity, binding and freeze-thaw characteristics.  Important physical properties contributed by wheat starch include whiteness, clean flavor, viscosity and texture.  For example, our starches are used to improve the taste and texture of cream puffs, éclairs, puddings, pie fillings, breading and batters; to improve the size, symmetry and taste of angel food cakes; to alter the viscosity of soups, sauces and gravies; to improve the freeze-thaw stability and shelf life of fruit pies and other frozen foods; to improve moisture retention in microwavable foods; and to add stability and to improve spreadability in frostings, mixes, glazes and sugar coatings.

Our wheat starches, as a whole, generally compete primarily with corn starch, which dominates the United States starch market.  However, the unique characteristics of our specialty wheat starches provide a number of advantages over corn and other starches for certain baking and other end uses.

Specialty Wheat Proteins - We have developed a number of specialty wheat proteins for food applications. Specialty wheat proteins are derived from vital wheat gluten through a variety of proprietary processes which change its molecular structure.  Specialty wheat proteins for food applications include products in the Arise® , Optein®, and Trutex®. Our specialty wheat proteins generally compete with other ingredients and modified proteins having similar characteristics, primarily soy proteins and other wheat proteins, with differentiation being based on factors such as functionality, price and, in the case of food applications, flavor.

Commodity Wheat Starch - As is the case with value-added wheat starches, our commodity wheat starch has both food and non-food applications, but such applications are more limited than those of value-added wheat starches and typically sell for a lower price in the marketplace.  Commodity wheat starch competes primarily with corn starches, which dominate the marketplace and prices generally track the fluctuations in the corn starch market.

Commodity Wheat Proteins - Commodity wheat protein, or vital wheat gluten, is a free-flowing light tan powder which contains approximately 70 to 80 percent protein.  When we process wheat flour to derive starch, we also derive vital wheat gluten.  Vital wheat gluten is added by bakeries and food processors to baked goods, such as breads, and to pet foods, cereals, processed meats, and fish and poultry to improve the nutritional content, texture, strength, shape and volume of the product.  The neutral flavor and color of vital wheat gluten also enhances the flavor and color of certain foods.  The cohesiveness and elasticity of the gluten enables the dough in wheat and other high protein breads to rise and to support added ingredients, such as whole cracked grains, raisins and fibers.  This allows bakers to make an array of different breads by varying the gluten content of the dough.  Vital wheat gluten is also added to white breads, hot dog buns, and hamburger buns to improve the strength and cohesiveness of the product.

COMPETITIVE CONDITION

The markets in which our products are sold are competitive. Our products compete against similar products of many large and small companies. In our distillery products segment, competition is based primarily on product innovation, product characteristics, functionality, price, service and quality factors such as flavor. In our ingredient solutions segment competition is based primarily on product innovation, product characteristics, price, name, color, flavor, or other properties that affect how the ingredient is being used.

PATENTS

We are involved in a number of patent-related activities.  We have filed patent applications to protect a range of inventions made in our expanding research and development efforts, including inventions relating to applications for our products.  Some of these patents or licenses cover significant product formulation and processes used to manufacture our products.

RESEARCH AND DEVELOPMENT

During 2015, 2014 and 2013, we spent $748, $1,622, and $2,472, respectively, on research and development activities. Research and development activities allow us to develop products across both of our segments to respond to changing consumer trends.

SEASONALITY

Our sales are generally not seasonal.

TRANSPORTATION

Historically, our output has been transported to customers by truck and rail, most of which is provided by common carriers. We use third party transportation companies to help us manage truck and rail carriers who deliver our products to our North American customers. As of December 31, 2015, we leased 200 rail cars under operating leases.

RAW MATERIALS AND PACKAGING MATERIALS

Our principal distillery products segment raw materials are corn and other grains (including rye, barley, wheat, barley malt, and milo), which are processed into food grade alcohol and distillery co-products consisting of distillers feed, fuel grade alcohol, and corn oil. Our principal ingredient solutions segment raw material is wheat flour, which is processed into starches and proteins.  The cost of grain has at times been subject to substantial fluctuation.

In 2015, we purchased most of our grain requirements from two suppliers, Bunge Milling and Consolidated Grain and Barge ("CGB"). Our current grain supply contracts with Bunge Milling and CGB both expire December 31, 2017. These contracts permit us to purchase grain for delivery up to 12 months into the future at negotiated prices, based on a formula using several factors.  We also order wheat flour anywhere from one to 12 months into the future.  We provide for our wheat flour requirements through a supply contract with Ardent Mills, which has a term that expires July 10, 2019. We typically enter contracts for future delivery only to protect margins on contracted alcohol sales, expected ingredient sales, and general usage.

Our principal packaging material for our distillery products segment is oak barrels. Both new and used barrels are utilized for the aging of premium bourbon and rye whiskeys. We purchase oak barrels from multiple suppliers and some customers supply their own barrels.

We also source food grade alcohol from Illinois Corn Processing, LLC ("ICP"), our 30 percent-owned joint venture. See additional information related to ICP in "Equity Method Investments" below, MD&A, and Note 3.

ENERGY

We seek to assure the availability of fuels at competitive prices. We use natural gas to operate boilers that we use to make steam heat.  We procure natural gas for our facilities in the open market from various suppliers.  We have a risk management program whereby we may purchase contracts for the delivery of natural gas in the future at pre-determined prices or we can purchase futures contracts on the exchange.  Depending on existing market conditions, in Atchison we have the ability to transport gas through a gas pipeline owned by a wholly-owned subsidiary.  Historically, prices of natural gas have been higher in the late fall and winter months than during other periods.

EMPLOYEES

As of December 31, 2015, we had a total of 293 employees.  A collective bargaining agreement covering 102 employees at the Atchison facility expires on August 31, 2019.  Another collective bargaining agreement covering 56 employees at the Lawrenceburg facility expires on December 31, 2017.  As of December 31, 2014 and 2013, we had a total of 268 and 268 employees, respectively.  We consider our relations with our personnel generally to be good.

REGULATION

We are subject to a broad range of federal, state, local and foreign laws and regulations intended to protect public health and the environment.  Our operations are also subject to regulation by various federal agencies, including the Alcohol and Tobacco Tax Trade Bureau ("TTB"), the Occupational Safety and Health Administration, the Food and Drug Administration and the United States Environmental Protection Agency ("USEPA"), and by various state and local authorities.  Such regulations cover virtually every aspect of our operations, including production facilities, marketing, pricing, labeling, packaging, advertising, water usage, waste water discharge, disposal of hazardous wastes and emissions and other matters.

TTB regulation includes periodic TTB audits of all production reports, shipping documents, and licenses to assure that proper records are maintained.  We are also required to file and maintain monthly reports with the TTB of alcohol inventories and shipments.

EQUITY METHOD INVESTMENTS

Illinois Corn Processing, LLC ("ICP"). On November 20, 2009, we completed a series of related transactions pursuant to which we contributed our Pekin facility and certain maintenance and repair materials to a newly-formed company, ICP, and then sold 50 percent of the membership interest in ICP to ICP Holdings, an affiliate of SEACOR.  ICP reactivated distillery operations at the Pekin facility during the quarter ended March 31, 2010, and now produces high quality food grade alcohol, chemical intermediates, and fuel.

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

Pursuant to the Limited Liability Company Agreement, control of day to day operations generally is retained by the members, acting by a majority in interest.  Following ICP Holdings' exercise of its option referred to above, ICP Holdings owns 70 percent of ICP and generally is entitled to control its day to day operations. The Limited Liability Company Agreement also provides for the creation of an advisory board which consists of two advisers appointed by us and four advisers appointed by ICP Holdings.  All actions of the advisory board require majority approval of the entire board, except that any transaction between ICP and ICP Holdings or its affiliates must be approved by the advisers appointed by us. The Limited Liability Company Agreement gives either member certain rights to shut down the facility if it operates at a loss.  Such rights are conditional in certain instances but absolute if EBITDA (as defined in the agreement) losses are an aggregate $1,500 over any three consecutive quarters or if ICP's net working capital is less than $2,500.  ICP Holdings also has the right to shut down the facility if ICP is in default under its loan agreement for failure to pay principal or interest for two months.

On April 9, 2015, ICP obtained a $30,000 revolving credit facility with JPMorgan Chase Bank, N.A., which may be increased in the future by an additional $20,000, subject to lender approval. The revolver matures on April 9, 2018. Simultaneous with the execution of the new revolving credit facility, ICP terminated its $15,000 amended and restated revolving credit facility with an affiliate of SEACOR, which would have matured January 31, 2016. The Company has no funding requirement to ICP.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s officers as of December 31, 2015 and their ages as of March 10, 2016 are listed below.

Name	Age	Position	First elected to officer position
Augustus C. Griffin	56	President and Chief Executive Officer	2014
Thomas K. Pigott	51	Vice President, Finance and Chief Financial Officer	2015
Stephen J. Glaser	55	Vice President, Production and Engineering	2015
David E. Dykstra	52	Vice President, Alcohol Sales and Marketing	2009
Michael R. Buttshaw	53	Vice President, Ingredient Sales and Marketing	2014
David E. Rindom	60	Vice President and Chief Administrative Officer	2000

Mr. Griffin has served as President and Chief Executive Officer of MGP since July 2014 and as a member of the Board of Directors since August 2014. Prior to joining MGP, Mr. Griffin served from April 2013 to January 2014 as Executive Vice President of Marketing for Next Level Spirits, a northern California-based producer, importer and distributor of premium wine and spirits brands. Between November 2011 and March 2013, he served as Brand and Business Consultant for Nelson’s Green Brier Distillery. From January 2008 to April 2011, Mr. Griffin was Senior Vice President, Global Managing Director of Brown Forman Corporation's flagship Jack Daniels business. Prior to 2008, he served for over 20 years in increasingly important brand management and general management leadership roles at Brown Forman.

Mr. Pigott has served as Vice President of Finance and Chief Financial Officer since September 2015. Prior to joining MGP, Mr. Pigott served in various Vice President roles with Kraft Foods Group. He was Vice President of Finance for the Meal Solutions Division from March 2015 to August 2015, Vice President of Finance for the Meals and Desserts Business Unit from May 2014 to March 2015, and Vice President of Finance and Chief Audit Executive from October 2012 to April 2014. From April 2010 to October 2012, Mr. Pigott was Vice President of Finance for the Pizza Division at Nestle, U.S.A., and from March 2010 to May 2010, he was Senior Director of Finance for the Pizza Division at Nestle, U.S.A. Prior to joining Nestle, between 1994 and 2010, Mr. Pigott held a succession of CFO and other financial leadership positions across a wide number of operating divisions at Kraft Foods. His experience spans financial planning, analysis, audit and investor relations functions.

Mr. Glaser has served as Vice President, Production and Engineering at MGP since October 2015. Previously, he was Corporate Director of Operations since January 2014 and Plant Manager of the Company’s Atchison, Kansas, facility from May 2011 to December 2013. Prior to joining the Company, Mr. Glaser served for three years, from March 2008 to April 2011, as President and CEO of Briggs Industries, a leading, multi-site international kitchen and bath products business. That followed three years as Vice President of Operations for the company. Preceding his employment at Briggs, he held supply chain-related positions with increased responsibility at Sony Electronics, Ingersoll Rand’s Schlage Lock Company, and Electrolux Home Products.

Mr. Dykstra has served as Vice President of Alcohol Sales and Marketing at MGP since 2009.  He previously had been Industrial Alcohol Sales manager since 2006.  He first joined the Company in 1988 eventually serving as Director of Sales for both beverage and fuel grade alcohol.  In 1999, he left the Company to assume the role of Vice President of Sales and Marketing for Abengoa Bio Energy.  He remained in that position until 2003, when he joined United Bio Energy Fuels, L.L.C. as Vice President of the alcohol marketing division. He returned to MGP in 2006.

Mr. Buttshaw has served as Vice President of Ingredients Sales and Marketing at MGP since December 2014. He previously served from October 2010 to November 2014 as Vice President of Sales for the ingredient group at Southeastern Mills, Inc. Just prior to that, Mr. Buttshaw was Vice President of Sales and Marketing for Penford Food Ingredients. This followed two years as Vice President of Sales and Business Development-specialty enzymes for DSM Food Specialties. From 1985 to 2008, Mr. Buttshaw was employed with Hormel Foods Corporation.

Mr. Rindom has served as Vice President and Chief Administrative Officer at MGP since December 2015. He previously served as the Company's Vice President, Human Resources since June 2000.  Mr. Rindom was Corporate Director of Human Relations from 1992 to June 2000, Personnel Director from 1988 to 1992, and Assistant Personnel Director from 1984 to 1988 after his employment with the Company began in 1980.

ITEM 1A.  RISK FACTORS

Our business is subject to certain risks and uncertainties.  The following discussion identifies those which we consider to be most important. The following discussion of risks is not all inclusive. Additional risks not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, or results of operations.

RISKS THAT AFFECT OUR BUSINESS AS A WHOLE

An interruption of operations, a catastrophic event at our facilities, or a disruption of transportation services could negatively affect our business.

Although we maintain insurance coverage for various property damage and loss events, an interruption in or loss of operations at either of our facilities, or the facilities of ICP, could reduce or postpone production of our products, which could have a material adverse effect on our business, results of operations and/or financial condition. To the extent that our value-added products rely on unique or proprietary processes or techniques, replacing lost production by purchasing from outside suppliers becomes more difficult.

Our customers store a substantial amount of barreled inventory of aged premium bourbon and rye whiskeys at our Lawrenceburg facility. If there was a catastrophic event at our Lawrenceburg facility, our customers' business could be adversely affected. The loss of a significant amount of aged inventory - through fire, natural disaster, or otherwise - could result in a significant reduction in supply of the affected product or products and, if we are negligent in the custodial care of our customers' inventory, this could result in customer claims against us.

We also store a substantial amount of our own inventory of aged premium bourbon and rye whiskeys at our Lawrenceburg facility. If there was a catastrophic event at our Lawrenceburg facility, our business could be adversely affected. The loss of a significant amount of our aged inventory - through fire, natural disaster, or otherwise - could result in a reduction in supply of the affected product or products and could affect our long-term growth.

A disruption in transportation services could result in difficulties supplying materials to our facilities and impact our ability to deliver products to our customers in a timely manner.

Any business interruptions and the timing of the associated insurance recovery, if any, may cause volatility in our operating results.

In January 2014, we experienced a fire at our Lawrenceburg facility. During October 2014, we experienced a fire at our Atchison facility.  We have reached final settlements for these business interruptions.

Because the timing and amount of a business interruption and the associated insurance recovery may differ, in the event of a business interruption, we may experience volatility in our future operating results.

Our profitability is affected by the costs of energy, grain, and wheat flour that we use in our business, the availability and cost of which are subject to weather and other factors beyond our control.  We may not be able to recover the costs of commodities and energy by increasing our selling prices.

Grain and wheat flour costs are a significant portion of our costs of goods sold. Historically, the cost of such raw materials has been subject to substantial fluctuation, depending upon a number of factors which affect commodity prices in general and over which we have no control.  These include crop conditions, weather, disease, plantings, government programs and policies, competition for acquisition of inputs such as agricultural commodities, purchases by foreign governments, and changes in demand resulting from population growth and customer preferences.  The price of natural gas also fluctuates based on anticipated changes in supply and demand, weather and the prices of alternative fuels.  Fluctuations in the price of commodities and natural gas can be sudden and volatile at times and have had, from time to time, significant adverse effects on the results of our operations. Higher energy costs could result in higher transportation costs and other operating costs.

We have eliminated futures and options contracts, because we can purchase grain and wheat flour for delivery up to 12 months into the future under our grain supply agreements.  We intend to contract for the future delivery of grain and wheat flour, only to protect margins on expected sales.  On the portion of volume not hedged, we will attempt to recover higher commodity costs through higher selling prices, but market considerations may not always permit this.  Even where prices can be adjusted, there would likely be a lag between when we experience higher commodity or natural gas costs and when we might be able to increase prices.  To the extent we are unable to timely pass increases in the cost of raw materials to our customers under sales contracts, market fluctuations in the cost of grain, natural gas and ethanol may have a material adverse effect on our results of operations and financial condition.

We source our grain and wheat flour from a limited number of suppliers.

We have signed supply agreements with Bunge Milling and CGB for our grain supply (primarily corn) and Ardent Mills for our wheat flour.  If any of these companies encounters an operational or financial issue, or otherwise cannot meet our supply demands, it could lead to an interruption in supply to us and/or higher prices than those we have negotiated or than are available in the market at the time.

Risks related to our 30 percent equity method investment in ICP:

ICP, like many others in the ethanol industry, in 2014 experienced high levels of profitability, resulting in a disproportionate share to our improvement in net income for the year ended December 31, 2014, and those levels may not recur. Because of ICP's strong financial performance in 2014, ICP was able to distribute cash to us, but this may not recur.

Our proportionate share of the profits of ICP has recently had a significant positive impact on our net income. The significant earnings improvement from 2013 to 2014 was due to much improved margins in the production of chemical intermediates and high quality alcohol. The improved margins were driven primarily by a low current supply and strong demand for these products and for fuel grade alcohol, which affected their pricing. From 2014 to 2015, while ICP experienced lower sales volumes and a lower average per unit selling price, our proportionate share of the earnings of ICP results continued to have a positive impact on our earnings. We currently expect that ICP's recent levels of profitability may not be sustained and, as a consequence that ICP's contributions to our future net income may be reduced.

On December 4, 2014, we received a $4,835 cash dividend distribution from ICP. On February 26, 2016, we received a second cash dividend distribution from ICP in the amount of $3,300, which was our 30 percent ownership share of the total distribution, as declared in the Unanimous Written Consent of the Members of ICP, dated February 26, 2016 (see Notes 3, 14, and 18). There is no assurance cash dividend distributions will be received from ICP in the future.

The Company has a minority interest in ICP, which limits our ability to influence ICP's operations and profitability.

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

Our Atchison and Lawrenceburg facilities are constrained in their ability to produce additional volumes of industrial alcohol. ICP has been an important source of industrial alcohol in the past and will be expect this to continue into the foreseeable future along with other third party sources. While we plan to continue to source industrial alcohol from ICP in 2016, ICP is under no obligation to sell to us. If we are unsuccessful in sourcing product from ICP or other sources, our ability to supply our basic industrial alcohol business at current levels will be limited.

We have incurred impairment and restructuring losses in the past and may suffer such losses in the future.

We review long-lived assets for impairment at year-end or if events or circumstances indicate that usage may be limited and carrying values may not be recoverable. Should events indicate the assets cannot be used as planned, the realization from alternative uses or disposal is compared to their carrying value. If an impairment loss is measured, this estimate is recognized and affects our profitability. Considerable judgment is used in these measurements, and a change in the assumptions could result in a different determination of impairment loss and/or the amount of any impairment.

The markets for our products are very competitive, and our results could be adversely affected if we do not compete effectively.

The markets for products in which we participate are very competitive. Our principal competitors in these markets have substantial financial, marketing and other resources, and several are much larger enterprises than us.

We are dependent on being able to generate net sales and other operating income in excess of cost of products sold in order to obtain margins, profits and cash flows to meet or exceed our targeted financial performance measures.  Competition is based on such factors as product innovation, product characteristics, product quality, pricing, color and name.  Pricing of our products is partly dependent upon industry processing capacity, which is impacted by competitor actions to bring on-line idled capacity or to build new production capacity.  If market conditions make our products too expensive for use in consumer goods, our revenues could be affected.  If our principal competitors were to decrease their pricing, we could choose to do the same, which could adversely affect our margins and profitability.  If we did not do the same, our revenues could be adversely affected due to the potential loss of sales or market share. Our revenue growth could also be adversely affected if we are not successful in developing new products for our customers or through new product introductions by our competitors.  In addition, more stringent new customer demands may require us to make internal investments to achieve or sustain competitive advantage and meet customer expectations.

Unsuccessful research activities or product launches could affect our profitability.

Research activities and product launch activities are inherently uncertain.  The failure to launch a new product successfully can give rise to inventory write-offs and other costs and can affect consumer perception of an existing brand. Any significant changes in consumer preferences and failure to anticipate and react to such changes could result in reduced demand for our products.  If we were to have unsuccessful research activities or product launches, our profitability could be affected.

Work disruptions or stoppages by our unionized workforce could cause interruptions in the Company’s operations.

As of December 31, 2015, approximately 158 of our 293 employees were members of a union.  Although our relations with our two unions are stable and our labor contracts do not expire until December 2017 and August 2019, there is no assurance that we will not experience work disruptions or stoppages in the future, which could have a material adverse effect on our business and results of operations and adversely affect our relationships with our customers.

If we were to lose any of our key management personnel, we may not be able to fully implement our strategic plan, our system of internal controls could be impacted, and could lead to an adverse effect on our operating results.

We rely on the continued services of key personnel involved in management, finance, product development, sales, manufacturing and distribution, and, in particular, upon the efforts and abilities of our executive management team.  The loss of service of any of our key personnel could have a material adverse effect on our business, financial condition, results of operations, and on our system of internal controls.

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

Our credit agreement contains a number of financial and other covenants that include provisions which require us, in certain circumstances, to meet certain financial tests.  These covenants could hinder our ability to operate and could reduce our profitability.  In addition, our credit agreement permits the lender to modify borrowing base and advance rates, the effect of which may limit our available credit under the agreement.  The lender may also terminate or accelerate our obligations under the credit agreement upon the occurrence of various events in addition to payment defaults and other breaches.  Any acceleration of our debt, modification to reduce our borrowing base, or termination of our credit agreement would negatively impact our overall liquidity and may require us to take other actions to preserve any remaining liquidity.  Although we anticipate that we will be able to meet the covenants in our credit agreement, there can be no assurance that we will do so, as there are a number of external factors that affect our operations over which we have little or no control.

Product recalls or other product liability claims could materially and adversely affect us.

Selling products for human consumption involves inherent legal and other risks, including product contamination, spoilage, product tampering, allergens, or other adulteration. We could decide to, or be required to, recall products due to suspected or confirmed product contamination, adulteration, misbranding, tampering, or other deficiencies. Although we maintain product recall insurance, product recalls or market withdrawals could result in significant losses due to their costs, the destruction of product inventory, and lost sales due to the unavailability of the product for a period of time. We could be adversely affected if our customers lose confidence in the safety and quality of certain of our products, or if consumers lose confidence in the food and beverage safety system generally. Adverse attention about these types of concerns, whether or not valid, may damage our reputation, discourage consumers from buying our products, or cause production and delivery disruptions.

We may also suffer losses if our products or operations cause injury, illness, or death. In addition, our marketing could face claims of false or deceptive advertising or other criticism. A significant product liability or other legal judgment or a related regulatory enforcement action against us, or a significant product recall, may materially and adversely affect our reputation and profitability. Moreover, even if a product liability or other legal or regulatory claim is unsuccessful, has no merit, or is not pursued, the negative publicity surrounding assertions against our products or processes could materially and adversely affect our product sales, financial condition, and operating results.

We are subject to extensive regulation and taxation, and compliance with existing or future laws and regulations, which may require us to incur substantial expenditures.

We are subject to a broad range of federal, state, local and foreign laws and regulations relating to the protection of the public health and the environment. Our operations are also subject to regulation by various federal agencies, including the TTB, the Occupational Safety and Health Administration, the Food and Drug Administration, and the USEPA, and by various state and local authorities. Such regulations cover virtually every aspect of our operations, including production facilities, importing ingredients, distribution of beverage alcohol products, marketing, pricing, labeling, packaging, advertising, water usage, waste water discharge, disposal of hazardous wastes and emissions and other matters.

Violations of any of these laws and regulations may result in administrative, civil or criminal fines or penalties being levied against us, including temporary or prolonged cessation of production, revocation or modification of permits, performance of environmental investigatory or remedial activities, voluntary or involuntary product recalls, or a cease and desist order against operations that are not in compliance. These laws and regulations may change in the future and we may incur material costs in our efforts to comply with current or future laws and regulations. These matters may have a material adverse effect on our business and financial results.

A failure of one or more of our key information technology systems, networks, processes, associated sites, or service providers could have a material adverse impact on our business.

We rely on information technology (IT) systems, networks, and services, including internet sites, data hosting and processing facilities and tools, hardware (including laptops and mobile devices), software and technical applications and platforms, some of which are managed and hosted by third-party vendors to assist us in the management of our business. The various uses of these IT systems, networks, and services include, but are not limited to: hosting our internal network and communication systems; enterprise resource planning; processing transactions; summarizing and reporting results of operations; business plans, and financial information; complying with regulatory, legal, or tax requirements; providing data security; and handling other processes necessary to manage our business. Although we have an offsite back-up system and disaster recovery plan, any failure of our information systems could adversely impact our ability to operate.  Routine maintenance or development of new information systems may result in systems failures, which may adversely affect our business, results of operations and financial results.

Increased IT security threats and more sophisticated cyber crime pose a potential risk to the security of our IT systems, networks, and services, as well as the confidentiality, availability, and integrity of our data. This can lead to outside parties having access to privileged data or strategic information of the Company, our employees or customers.  Any breach of our data security systems or failure of our information systems may have a material adverse impact on our business operations and financial results.   If the IT systems, networks, or service providers we rely upon fail to function properly, or if we suffer a loss or disclosure of business or other sensitive information, due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our disaster recovery plans do not effectively address these failures on a timely basis, we may suffer interruptions in our ability to manage operations and reputational, competitive, or business harm, which may adversely affect our business operations or financial condition. In addition, such events could result in unauthorized disclosure of material confidential information, and we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us or to our partners, our employees, customers, and suppliers. Although we maintain insurance coverage for various cybersecurity risks, in any of these events, we could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and IT systems.

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

RISKS SPECIFIC TO OUR DISTILLERY PRODUCTS SEGMENT

The relationship between the price we pay for grain and the sales prices of our distillery co-products can fluctuate significantly and affect our results of operations.

Distillers feed, fuel grade alcohol, and corn oil are the principal co-products of our alcohol production process and can contribute in varying degrees to the profitability of our distillery products segment.  Distillers feed and corn oil are sold for prices which historically have tracked the price of corn, but, certain of our co-products compete with similar products made from other plant feedstocks whose cost may not have risen in unison with corn prices.   We sell fuel grade alcohol, the prices for which typically, but not always, have tracked price fluctuations in gasoline prices.  As a result, the profitability of these products to us could be affected.

Our strategic plan involves significant investment in the aging of barreled distillate. Decisions concerning the quantity of maturing stock of our aged distillate could affect our future profitability.

There is an inherent risk in determining the quantity of maturing stock of aged distillate to lay down in a given year for future sales as a result of changes in consumer demand, pricing, new brand launches, changes in product cycles, and other factors. Demand for products can change significantly between the time of production and the date of sale. It may be more difficult to make accurate prediction regarding new products and brands. Inaccurate decisions and/or estimations could lead to an inability to supply future demand or lead to a future surplus of inventory and consequent write-down in the value of maturing stocks of aged distillate.  As a result, profitability of the distillery products segment could be affected.

Disruption in the supply of oak barrels could negatively affect our business.

New oak barrels are available in significant and competitively-priced quantities from only a few sources. The industry continues to see a limited supply of oak barrels compared to the continued high demand for products aged in these barrels. A disruption in barrel supply, or an increase of market demand for barrels could limit our ability to fulfill our existing customer arrangements and our ability to lay down stock for our own use in future years at desired levels. The effect of our inability to lay down stock for our own use could also limit future growth and results of operations.
If the brands we develop do not achieve consumer acceptance, our growth may be limited and could have a material adverse impact on our operating results.

A component of our strategic plan is to develop our own brands, particularly whiskeys. Risks related to this strategy include:

•
Because our brands are early in their growth cycle or have not yet been developed, they have not achieved extensive brand recognition. Accordingly, if consumers do not accept our brands, we will not be able to penetrate our markets and our growth may be limited.

•
We depend, in part, on the marketing initiatives and efforts of our independent distributors in promoting our products and creating consumer demand and we have limited or no control regarding their promotional initiatives or the success of their efforts.

•
We depend on our independent distributors to distribute our products. The failure or inability of even a few of our independent distributors to adequately distribute our products within their territories could harm our sales and result in a decline in our results of operations.

•	The Company competes for shelf space in retail stores and for marketing focus by its independent distributors, most of whom carry extensive product portfolios.

•
The laws and regulations of several states prohibit changes of independent distributors, except under certain limited circumstances, making it difficult to terminate an independent distributor for poor performance without reasonable cause, as defined by applicable statutes. Any difficulty or inability to replace independent distributors, poor performance of the Company’s major independent distributors or the Company’s inability to collect accounts receivable from its major independent distributors could harm the Company’s business. There can be no assurance that the independent distributors and retailers the Company uses will continue to purchase the Company’s products or provide Company products with adequate levels of promotional support.

Warehouse expansion issues could affect our operations and/or adversely affect our financial results.

On October 21, 2015, we announced a $16,400 major expansion in warehousing capacity on a 20-acre campus adjoining the Company's current Lawrenceburg facility. In December 2015, our Board of Directors approved an additional $3,800 for a portion of the next phase of the project, for a total approved investment of $20,200. The program includes both the refurbishment of existing warehouse buildings and the construction of new warehouses. The first projects included in this program were completed in late 2015, with the remaining projects included in the total approved program expected to be completed by the end of 2016. While these expansion activities are progressing with no unanticipated issues, there is the potential risk of completion delays, which would affect our operations, and cost overruns, which would affect our financial results.

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

Anti-alcohol groups have, in the past, advocated successfully for more stringent labeling requirements, higher taxes and other regulations designed to discourage alcohol consumption.  More restrictive regulations, higher taxes, negative publicity regarding alcohol consumption and/or changes in consumer perceptions of the relative healthfulness or safety of beverage alcohol could decrease sales and consumption of alcohol and thus the demand for our products.  This could, in turn, significantly decrease both our revenues and our revenue growth and have a material adverse effect on our results of operations, business and financial results.

RISKS SPECIFIC TO OUR INGREDIENT SOLUTIONS SEGMENT

Our focus on higher margin specialty ingredients may make us more reliant on fewer, more profitable customer relationships.

Our strategic plan for our ingredient solutions segment includes focusing our efforts on the sale of specialty proteins and starches to targeted domestic consumer packaged goods customers.  Our major focus is directed at food ingredients, which are primarily used in foods that are developed to address consumers’ desire for healthier and more convenient products; these consist of dietary fiber, wheat protein isolates and concentrates and textured wheat proteins.  The bulk of our applications technology and research and development efforts are dedicated to providing customers with specialty ingredient solutions that deliver nutritional benefits, as well as desired functional and sensory qualities to their products.  Our business and financial results could be materially adversely affected if our customers were to determine to reduce their new product development ("NPD") activities or cease using our unique dietary fibers, starches and proteins in their NPD efforts.

Products competing with our Fibersym® resistant starch could lead to decreasing margins and lower profitability.
Our patent rights to Fibersym® expire in 2017. We face competition with our Fibersym® resistant starch. The competition could lead to diminished returns and lower our margins. We could face increased costs from intellectual property defense. These factors could result in significant costs and could have a material adverse effect on our business, cash flows and financial results.
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

Our Common Stock is listed on the NASDAQ Stock Market.  Our public float at December 31, 2015 (including non-vested restricted stock awards held by non-affiliates) was approximately 12,390,680 shares, as approximately 4,291,096 shares are held by affiliates.  Over the year ended December 31, 2015, our daily trading volume as reported to us by NASDAQ has fluctuated from 10,700 to 1,369,300 shares (excluding block trades).  When trading volumes are relatively light, significant price changes can occur even when a relatively small number of shares are being traded and an investor’s ability to quickly sell quantities of stock may be affected.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

MGP has two primary locations: Atchison, Kansas and Lawrenceburg and Greendale, Indiana. Grain processing, distillery, warehousing, research and quality control laboratories, principal executive office building and the technical innovation center are located in Atchison, Kansas. A distillery, warehousing, tank farm and quality control facilities are located in Lawrenceburg and Greendale, Indiana.

These facilities are generally in good operating condition, and are generally suitable for the business activity conducted therein.  We have existing manufacturing capacity to grow our ingredient solutions business at our Atchison facility if the market for our ingredient solutions products improves.   Except for our process water cooling system project, which is leased under a capital lease, all of the other production facilities that we utilize are owned, and all of our owned properties are subject to mortgages in favor of one or more of our lenders.  The executive offices and technical innovation center in Atchison are leased from the City of Atchison pursuant to an industrial revenue bond financing. Our leasehold interest in these properties is subject to a leasehold mortgage.  We also own or lease transportation equipment and facilities and a gas pipeline as described under Item 1. Business - Transportation and Item 1. Business - Energy.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Equity compensation plans’ information is incorporated by reference from Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this document, should be considered an integral part of Item 5. Our Common Stock is traded on the NASDAQ Global Select Market.  At March 2, 2016, there were approximately 577 holders of record of our Common Stock. According to reports received from NASDAQ, the average daily trading volume of our Common Stock (excluding block trades) ranged from 10,700 to 1,369,300 shares during the year ended December 31, 2015.

HISTORICAL STOCK PRICES AND DIVIDENDS

The table below reflects the high and low closing prices of our Common Stock and dividends per share for each quarter of 2015 and 2014:

	Sales Price		Dividend Per Share
	High	Low
2015
First Quarter	$16.71	$13.06	$0.06
Second Quarter	19.22	12.32	—
Third Quarter	17.31	12.85	—
Fourth Quarter	27.56	15.56	—
			$0.06
2014
First Quarter	$6.75	$5.16	$0.05
Second Quarter	8.05	5.16	—
Third Quarter	13.64	7.20	—
Fourth Quarter	17.04	11.16	—
			$0.05

Our credit agreement (the "Credit Agreement") with Wells Fargo Bank allows for the payment of cash dividends (as defined in Restricted Payments of the Credit Agreement), which are limited to $2,000.  Restricted Payments are allowed to exceed $2,000 provided we maintain Excess Availability of 17.5 percent of the Maximum Revolver Amount and a Fixed Charge Coverage Ratio for the most recently completed 12 months of at least 1.10:1.00, or if Excess Availability exceeds 25 percent of the Maximum Revolver Amount (with the terms "Restricted Payments," "Excess Availability," "Maximum Revolver Amount," and "Fixed Charge Coverage Ratio" as defined in the Credit Agreement).

On March 7, 2016, the Board of Directors declared a dividend payable to stockholders of record as of March 21, 2016, of the Company's Common Stock and a dividend equivalent payable to holders of RSUs as of March 21, 2016, of $0.08 per share and per unit.  The dividend payment and dividend equivalent payment will be on April 14, 2016.

We expect to continue our policy of paying periodic cash dividends, although there is no assurance as to the declaration or amount of any future dividends because they are dependent on future earnings, capital requirements, and debt service obligations.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return of our Common Stock for the five-year period ended December 31, 2015, against the cumulative total return of the S&P 500 Stock Index (broad market comparison), Russell 3000 - Beverage and Distillers (line of business comparison), and Russell 2000 - Consumer Staples (line of business comparison). The graph assumes $100 (one hundred dollars) was invested on December 31, 2010, and that all dividends were reinvested.

PURCHASES OF EQUITY SECURITIES BY ISSUER

We did not sell equity securities during the quarter ended December 31, 2015.

In September 2015, our Board of Directors approved a privately-negotiated transaction to purchase 950,000 shares of our common stock for $14,488 from F2 SEA, Inc., an affiliate of SEACOR Holdings, Inc. pursuant to a Stock Repurchase Agreement. On September 1, 2015, we completed this purchase. SEACOR Holdings, Inc. is the 70 percent owner of ICP, our 30 percent equity method investment.

Issuer Purchases of Equity Securities

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2015 through October 31, 2015	2,446	(a)	$17.09	—	—
November 1, 2015 through November 30, 2015	—		—	—	—
December 1, 2015 through December 31, 2015	—		—	—	—
Total	2,446			—

(a)	Aggregate number of shares repurchased as part of net exercises of stock options.

ITEM 6. SELECTED FINANCIAL DATA AND SUPPLEMENTARY FINANCIAL INFORMATION

	Year Ended December 31,				Six Months Ended December 31,	Year Ended June 30,
	2015(a)	2014(a),(b)	2013(c)	2012(d)	2011(e)	2011
Statement of Operations Data:
Net sales	$327,604	$313,403	$323,264	$334,335	$146,477	$247,915
Income (loss) from continuing operations before income taxes	$38,418	$25,940	$(6,521)	$1,942	$2,329	$(1,245)
Net income (loss)	$26,191	$23,675	$(4,929)	$1,624	$10,635	$(1,313)

Basic and Diluted Earnings (Loss) Per Share
Income (loss) from continuing operations	$1.48	$1.32	$(0.34)	$0.09	$0.59	$(0.07)
Income from discontinued operations	—	—	0.05	—	—	—
Net income (loss)	$1.48	$1.32	$(0.29)	$0.09	$0.59	$(0.07)

Total assets(f)(g)	$194,310	$160,215	$151,329	$163,171	$169,157	$136,483
Long-term debt, less current maturities(f)(g)	$30,115	$7,286	$21,611	$31,061	$6,852	$7,702

(a)	During 2015 and 2014, we determined that we would more likely than not realize a portion of our deferred tax asset and reduced the valuation allowance by $2,385 and $7,446, respectively.

(b)	In January 2014 and October 2014, we experienced a fire at one of our facilities. Insurance recoveries totaled $8,290 for 2014.

(c)
In connection with the proxy contest related to the Company’s 2013 Annual Meeting of stockholders, the Company was involved in various proceedings with respect to MGP Ingredients, Inc. Voting Trust, the 2013 Annual Meeting and the Special Committee of the Board of Directors (the “Proceedings”) and incurred $5,465 of expenses in 2013.

(d)	Net income for 2012 includes a $4,055 gain related to the sale of a 20 percent interest in our joint venture, ICP.

(e)
On August 25, 2011, the Board of Directors amended the Company’s bylaws to effect a change in the fiscal year end from June 30 to December 31. Amounts for the six month transition period ended December 31, 2011 include a $13,048 bargain purchase gain (net of taxes of $8,336) related to the acquisition of substantially all the assets used by LDI in its beverage alcohol business. Amounts for the six month transition period ended December 31, 2011 include a $1,301 impairment of long lived assets.

(f)
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The ASU is effective for public business entities for interim and annual periods in fiscal years beginning after December 15, 2016. The intent of the new standard was to simplify reporting of deferred taxes.  As such, the standard allows netting of current and non-current deferred taxes within a reporting jurisdiction and the resulting deferred tax assets and liabilities are presented as non-current in the Company’s Consolidated Balance Sheets at December 31, 2015. The Company elected to early adopt the ASU on a prospective basis. As a result, the balance sheet classifications for year ended December 31, 2014, 2013, and 2012 were not adjusted to be consistent with 2015 reporting. The six months ended December 31, 2011 and the year ended June 30, 2011 were also not adjusted to be consistent with 2015 reporting.

(g)
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Our consolidated balance sheets have been adjusted and retrospectively adjusted at December 31, 2015 and 2014, respectively, for the presentation of debt issuance costs as required by ASU 2015-03. As of December 31, 2015 and December 31, 2014, we had $636 and $384, respectively, of unamortized loan fees related to our debt that was reclassified as a direct deduction from the carrying amount of the related debt liability in the consolidated balance sheets. Years ended December 31, 2013 and 2012 were not adjusted to be consistent with 2015 and 2014 reporting. The six months ended December 31, 2011 and the year ended June 30, 2011 were also not adjusted to be consistent with 2015 and 2014 reporting.

Selected Financial Information

Selected quarterly financial information is detailed in Note 16.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This Report on Form 10-K contains forward-looking statements as well as historical information.  All statements, other than statements of historical facts, regarding the prospects of our industry and our prospects, plans, financial position, and strategic plan may constitute forward-looking statements.  In addition, forward-looking statements are usually identified by or are associated with such words as "intend," "plan," "believe," "estimate," "expect," "anticipate," "hopeful," "should," "may," "will," "could," "encouraged," "opportunities," "potential," and/or the negatives or variations of these terms or similar terminology.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from those expressed or implied in the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled "Risk Factors" (Item 1A of this Form 10-K). Forward-looking statements are made as of the date of this report, and we undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise.

Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations is designed to provide a reader of MGP’s consolidated financial statements with a narrative from the perspective of management. MGP’s MD&A is presented in eight sections:

•	Overview

•	Results of Operations

•	Distillery Products Segment

•	Ingredient Solutions Segment

•	Cash Flow, Financial Condition and Liquidity

•	Off Balance Sheet Obligations

•	Critical Accounting Policies and Estimates

•	New Accounting Pronouncements

OVERVIEW

MGP is a leading producer and supplier of premium distilled spirits and specialty wheat proteins and starches. Distilled spirits include premium bourbon and rye whiskeys, and grain neutral spirits, including vodka and gin. The Company’s proteins and starches provide a host of functional, nutritional and sensory benefits for a wide range of food products to serve the packaged goods industry. MGP is also a top producer of high quality industrial alcohol for use in both food and non-food applications. We have two reportable segments: our distillery products segment and our ingredient solutions segment.

Our Mission

Secure our future by consistently delivering superior financial results by more fully participating in all levels of the alcohol and food ingredients segments for the betterment of our shareholders, employees, partners, consumers, and communities.

Our Strategic Plan

Our strategic plan is designed to leverage our history and strengths. We have a long history in the distilling industry. Our Lawrenceburg facility, which we purchased in 2011, was founded in 1847 and our Atchison facility was opened in 1941. Through these two distilleries, we are involved in producing some of the finest whiskeys, vodkas, and gins in the world. Likewise, our history in the food ingredient business stretches back more than 60 years.

Our strategic plan seeks to leverage the positive macro trends we see in the industries where we compete while providing better insulation from outside factors, including swings in commodity pricing.  We believe the successful execution of our strategy will deliver strong operating income growth. Specifically, our strategic plan is built on five key growth strategies: Maximize Value, Capture Value Share, Invest for Growth, Risk Management, and Build the MGP Brand. Each of these strategies, along with related 2015 accomplishments, is discussed below.

Maximize Value - We focus on maximizing the value of our current production volumes, particularly taking advantage of favorable macro trends in our distillery products segment, such as the growth of the American whiskey category that has continued to expand over the past five years. This includes shifting sales mix to higher margin products, such as premium bourbon and rye whiskeys, as well as extending the product range of our grain neutral spirits, including vodkas and gins. In our ingredient solutions segment, the macro trend includes growth in high fiber, high protein, plant-based proteins, and non-genetically modified organisms ("non-GMO") products. We intend to focus on the opportunities that will allow us to achieve the highest value from our current production facilities.

Accomplishments

•	Our shift in sales mix to higher margin products has led to increased net sales of food grade alcohol, which includes beverage alcohol, in 2015 of 10.5 percent over 2014.

•	In the ingredient solutions segment, the shift in sales mix to higher margin products led to growth in net sales of specialty wheat starches of 6.3 percent over 2014.
These sales mix shifts contributed to our gross margin expansion across both segments (see the "--Distillery Products Segment" and "--Ingredient Solutions Segment" discussions).

Capture Value Share - We will work to develop partnerships to support brand creation and long-term growth, and to combine our innovation capabilities and industry expertise to provide unique solutions and offerings to the marketplace. In that way, we believe we will be able to realize full value for our operational capacity, quality and commitment.

Accomplishment

•
We announced our first retail-distributed brand, Metze's Select Limited Edition Indiana Straight Bourbon Whiskey which was made available for retail sale in September 2015. This product received an "outstanding" rating from a prominent industry publication, Whiskey Advocate. We feel this brand-launch showcases our range of expertise and strengthens our reputation with trade and consumer groups.

Invest for Growth - We are committed to investing to support our growth. Components of this growth strategy include:

•
Capital Expenditures: Capital expenditures focus largely on supporting innovation and product development, improving operational reliability, and strengthening our ability to support all aspects of growth in the whiskey category.

•
Select Inventories: As demand grows for American whiskeys, in both the United States and global markets, we are building our inventories of aged premium whiskeys to fully participate in this growth. This initiative helps us build strong partnerships and open new relationships with potential customers, in addition to supporting the development of our own brands.

•
Selling, General, and Administrative Expenses ("SG&A"): As needed to support our long-term growth objectives, resources and capabilities are being added, particularly in sales and marketing, as well as in research and development.

Accomplishments

•	Regarding our Capital Expenditures growth strategy:

1.
On October 21, 2015, we announced a $16,400 major expansion in warehousing capacity on a 20-acre campus adjoining the Company's current Lawrenceburg facility. In December 2015, our Board of Directors approved an additional $3,800 for a portion of the next phase of the project, for a total approved investment of $20,200. The program includes both the refurbishment of existing warehouse buildings and the construction of new warehouses. The program is intended to significantly increase the current barrel capacity at our Lawrenceburg facility and is expected to be completed by the end of 2016.

2.
In 2015 we replaced the dryer that was damaged at the Lawrenceburg facility in January 2014 with a new, state-of-the-art dryer that will move us forward in our commitment to support the growing whiskey category.

•	Regarding our Select Inventories growth strategy:
Given the available and anticipated barrel inventory capacity at our Lawrenceburg facility, we produce, and will continue to produce, certain volumes of premium bourbon and rye whiskeys that are in addition to current customer demand.  Product is barreled and included in our inventory.  Our goal is to maintain inventory levels of premium bourbon and rye whiskeys sufficient to satisfy anticipated future purchase orders in the wholesale market, as well as for use in the development of our own brands. We increased our premium bourbon and rye whiskey inventory by $17,164, at cost, during 2015, for use in satisfying anticipated future purchase orders in the wholesale market, as well as for use in the development of our own brands.

•	Regarding our SG&A growth strategy:
We made the below changes in certain of our key management and board of directors positions.

1.
Clodualdo "Ody" Maningat, Ph.D., was announced as our Vice President of Ingredients Research and Development and Chief Science Officer in October 2015. Dr. Maningat leads our ingredient solutions research and innovation efforts.

2.
In October 2015, Stephen J. Glaser was announced as successor to Randall M. Schrick in the position of Vice President of Production and Engineering. Mr. Glaser's promotion followed the June 2015 announcement of Mr. Schrick’s retirement effective December 31, 2015. Mr. Schrick has a consulting agreement with MGP with an initial term from January 1, 2016, to December 31, 2018, and, under the agreement, Mr. Schrick will provide consulting with respect to such business matters as he previously provided services as an employee.

3.	Effective in September 2015, Thomas K. Pigott, previously a long-time executive for Kraft Foods Group, became our new Vice President, Finance, and Chief Financial Officer.

4.
David Colo, the Executive Vice President and Chief Operating Office of Diamond Foods, Inc., was elected to our board of directors in August 2015 to fill the vacancy created by the retirement of Cloud L. Cray, Jr.

Risk Management - We will continue a strong disciplined approach to risk management, including robust analysis and prudent decision-making to minimize the impact of commodity pricing, and adherence to established procedures, controls and authority levels.

Accomplishments

•	We have taken steps to reduce our production costs by improving our production process.

•
In 2015, we entered into a supply contract with Consolidated Grain and Barge ("CGB") for delivery of grain to our Lawrenceburg facility. We also renewed our supply contract with Ardent Mills for delivery of wheat flour to our Atchison facility. These contracts permit us to purchase grain and wheat flour for delivery up to 12 months into the future at negotiated prices, based on a formula using several factors.  We typically enter contracts for future delivery to protect margins on contracted alcohol sales, expected ingredient sales, and general usage.

Build the MGP Brand - We will continue to build our brand across all stakeholders, including shareholders, employees, partners, consumers, and communities. We will achieve this by producing consistent growth through an understandable business model, proactively engaging with the investment community, creating a desirable organization for our employees, strengthening our relationship with our customers and vendors, increasing awareness and understanding of MGP with our consumers, and supporting the communities in which we operate.

Accomplishments

•
In recognition of our heritage, contributions, and commitment to the support and building of the whiskey industry, in December 2015, we were named Distiller of the Year by Whiskey Advocate, one of the most prominent publications in the global spirits industry.

•
Supporting our commitment to playing an increasingly important role in our industry, in October 2015 we joined The Distilled Spirits Council, a trade association for producers and marketers of distilled spirits sold in the United States.

•
Reflective of our continued positive momentum in executing our strategic plan, in June 2015, we were added to the Russell 2000 and the Russell 3000 index funds for the next 12 months. Russell indexes are widely used by investment managers and institutional investors for both index funds and as benchmarks for passive and active investment strategies.

•
Recognizing our commitment to our stakeholders, in December 2015, we received regional distinction for the diversity represented on our Board of Directors as a recipient of the Circle of Champions Award from Central Exchange of Kansas City, a venue established in 1980 for women and men seeking to reach their full personal and professional potential.

•
In 2015, we partnered with various non-profit organizations in Lawrenceburg and Greendale, Indiana, and in Atchison, Kansas, such as the United Way, "Boxes of Blessing," Big Brothers and Big Sisters, and The Salvation Army to support our communities.

•
In November 2015, we were honored as Large Business of the Year by the Dearborn County Chamber of Commerce in Lawrenceburg, Indiana, and in January 2016, we were honored as the 2015 Business of the Year by the Atchison Area Chamber of Commerce in Atchison, Kansas.

Other 2015 Activities
Other activities in 2015 that contributed to our overall growth and strategic implementation are described below:

•
In September 2015, we purchased 950,000 shares of our Common Stock, for $14,488 in a privately-negotiated transaction with F2 SEA, Inc., an affiliate of SEACOR Holdings, Inc. pursuant to a Stock Repurchase Agreement. SEACOR Holdings, Inc. is the 70 percent owner of ICP, the Company's 30 percent equity method investment.

•
On February 27, 2015, we entered into a five year, $80,000 revolving loan pursuant to a Second Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as Administrative Agent. This capital, along with our operating cash flows, will provide us support for our growth initiatives (see Note 4).

RESULTS OF OPERATIONS

Consolidated results

The table below details the year-versus-year consolidated results:

	Year Ended December 31,			%
	2015	2014	2013	2015 v. 2014		2014 v. 2013
Net sales	$327,604	$313,403	$323,264	4.5%		(3.1)%
Cost of sales	269,071	284,972	302,025	(5.6)		(5.6)
Gross profit	58,533	28,431	21,239	105.9		33.9
Gross margin %	17.9%	9.1%	6.6%	8.8	pp(a)	2.5	pp
Operating income (loss)	32,850	16,619	(5,199)	97.7		n/a
Operating margin %	10.0%	5.3%	(1.6)%	4.7	pp	6.9	pp
Equity method investment earnings (loss)	6,102	10,137	(204)	(39.8)		n/a
Interest expense	(534)	(816)	(1,118)	(34.6)		(27.0)
Income (loss) from continuing operations before income taxes	38,418	25,940	(6,521)	48.1		n/a
Income tax expense (benefit)	12,227	2,265	(714)	439.8		n/a
Effective tax expense / benefit rate %	31.8%	8.7%	10.9%	23.1	pp	(2.2)	pp
Net income (loss) from continuing operations	26,191	23,675	(5,807)	10.6		n/a
Discontinued operations, net of tax	—	—	878	—		(100.0)
Net income (loss)	$26,191	$23,675	$(4,929)	10.6%		n/a
Net income (loss) margin %	8.0%	7.6%	(1.5)%	0.4	pp	9.1	pp

(a) Percentage points ("pp").

2015 compared to 2014

Net Sales - Net sales for 2015 were $327,604, an increase of 4.5 percent compared to 2014. This growth was primarily driven by a 5.3 percent increase in net sales in the distillery products segment. Distillery products net sales increased primarily as a result of an increase in food grade alcohol, which includes beverage alcohol. Net sales in the ingredient solutions segment as a whole increased 0.9 percent due to strong net sales of specialty wheat starches, partially offset by declines in other segment products.

Gross profit - Gross profit for 2015 was $58,533, an increase of 105.9 percent compared to 2014. The increase was primarily driven by an 8.8 percentage point increase in gross margin, as well as the net sales growth. Gross margin expanded due to a higher average selling price despite lower raw material costs, favorable product sales mix, and improved plant efficiencies.

Operating income (loss) - Operating income for 2015 was $32,850, a 97.7 percent increase compared to 2014. Operating margin expanded 4.7 percentage points. The increase was primarily driven by improved gross profit. Gross profit growth was partially offset by lower insurance recoveries and higher SG&A (see "--Operating Income" table in the next section).

Equity method investment earnings (loss) - Our equity method investment earnings decreased to $6,102 for 2015, from $10,137 for 2014. The decrease in earnings was primarily due to lower ICP sales volume and lower per unit average selling price compared to a year ago, partially offset by our $1,230 portion of ICP's receipt of $4,112 of insurance proceeds for business interruption during 2015 (see Note 3). The decline in sales volume was due to lower demand. The lower per unit average selling price reflected unfavorable market conditions compared to 2014.

Income tax expense (benefit) - Income tax expense increased to $12,227 for 2015, from $2,265 for 2014, resulting in an effective tax expense rate of 31.8 percent and 8.7 percent, respectively. The majority of the 23.1 percentage point increase in income tax expense year-over-year was due to the release of a portion of our valuation allowance in both years, which resulted in a reduction to income tax expense of $2,385 and $7,618 in 2015 and 2014, respectively.

2014 compared to 2013

Net sales - Net sales for 2014 were $313,403, a decrease of 3.1 percent compared to 2013. This decrease was primarily driven by a 2.9 percent decrease in net sales in the distillery products segment. Distillery products net sales decreased primarily as a result of a lower average selling price, as well as decreased volume and pricing of distillers feed and related co-products, year-versus-year. Net sales in the ingredient solutions segment as a whole decreased 3.6 percent, primarily due to declines in volume of wheat proteins. Net sales in the other segment fell to zero in 2014 due to the sale of the bioplastics manufacturing business on February 8, 2013.

Gross profit - Gross profit for 2014 was $28,431, an increase of 33.9 percent compared to 2013. The increase was primarily driven by a 2.5 percentage point increase in gross margin. Gross margin expanded due to favorable product sales mix, lower raw material costs, and improved plant efficiencies, partially offset by a lower average selling price.

Operating income (loss) - Operating income for 2014 was $16,619, a $21,818 increase compared to 2013. Operating margin expanded 6.9 percentage points. The increase was primarily driven by higher insurance recoveries, improved gross profit, and lower SG&A (see "--Operating Income" table in the next section).

Equity method investment earnings (loss) - Our equity method investment earnings increased to $10,137 (net of the change in accounting estimate of $1,882) for 2014 from a net loss of $204 in 2013. The significant increase in earnings was primarily due to much improved ICP margins. The improved margins were driven primarily by a low supply and strong demand for their products, which affected their sales volume and pricing (see Note 3).

Income tax expense (benefit) - Income tax expense increased to $2,265 for 2014, from a benefit of $714 for 2013, resulting in an effective tax expense rate of 8.7 percent for 2014 and an effective tax benefit rate of 10.9 percent for 2013. The majority of the $2,979 increase in income tax expense year-over-year was due to the recording of a net income tax benefit of $7,618 in 2014 as a result of the release of a portion of our valuation allowance. In 2013, no portion of our valuation allowance was released (see Note 5).

Discontinued operation - On February 8, 2013, we sold the assets at our bioplastics manufacturing facility in Onaga, Kansas and certain assets of our extruder bio-resin laboratory located in Atchison, Kansas.  The sales price totaled $2,797 and resulted in a net of tax gain of $878 that was recognized as discontinued operations in 2013.

Operating income

	Operating income	Change		Operating income (loss)	Change(c)

Operating income (loss) for 2014 and 2013	$16,619			$(5,199)
Increase in gross profit - distillery products segment(a)	28,330	170.5	pp(b)	8,023	n/a
Change in gross profit - ingredient solutions segment(a)	1,772	10.7	pp	(887)	n/a
Change in gross profit - other segment	—	—	pp	56	n/a
Change in SG&A	(5,582)	(33.6)	pp	6,101	n/a
Change in insurance recoveries	(8,290)	(49.9)	pp	8,290	n/a
Other	1	—	pp	235	n/a
Operating income for 2015 and 2014	$32,850	97.7%		$16,619	n/a	(c)

(a) See segment discussion.
(b) Percentage points ("pp").
(c) Change for 2013 to 2014 is "n/a" due to an operating loss in the base year.

2015 compared to 2014

Operating income in 2015 increased to $32,850 from $16,619 in 2014, primarily due to growth in our distillery products and ingredient solutions segments, partially offset by a decrease in insurance recoveries and an increase in SG&A during the year. In 2015, gross profit in the distillery products and ingredient solutions segments increased by $28,330 and $1,772, respectively, compared to 2014. Gross profit in distillery products increased primarily due to the continuing shift in alcohol product sales mix to premium spirits, a higher average selling price, a decrease in raw materials and energy costs, and lower production costs. Gross profit in ingredient solutions increased primarily due to the continuing shift in ingredient solutions products sales mix to higher value specialty products, a decrease in raw material and energy costs, and lower production costs. SG&A increased by $5,582 year-versus-year. This increase was primarily due to increases in professional fees of $1,920, accruals for incentive compensation of $1,810 as a result of the strong performance of the Company, personnel and other costs of $1,376, and severance costs of $476. For 2015, we received no insurance recoveries related to property damage, compared to $8,290 received in 2014, which was accounted for as a reduction to our total expenses (see Note 17).

2014 compared to 2013

Operating income in 2014 increased to $16,619 from an operating loss of $5,199 in 2013, primarily due to growth in our distillery products segment, the receipt of insurance recoveries during the year, a reduction in SG&A costs, partially offset by a slight decline in our ingredient solutions segment. In 2014, gross profit in the distillery products segment increased by $8,023 and gross profit in the ingredient solutions segment decreased by $887 compared to 2013. Gross profit in distillery products increased primarily due to the shift in alcohol product sales mix to premium spirits, a decrease in raw materials costs, partially offset by higher production costs. Gross profit in ingredient solutions decreased primarily due to a lower average selling price and higher production costs, partially offset by a shift in ingredient solutions products sales mix to higher value specialty products and a decrease in raw materials costs. A fire in the Atchison distillery in October 2014 shut down production of distillery products and ingredient solutions for seven days, resulting in higher production costs. During January 2014, we experienced a fire at our Lawrenceburg facility.  The fire damaged certain equipment in the feed dryer house and caused a temporary loss of production in late January. We received $8,450 of insurance recovery proceeds during the year ended December 31, 2014 related to the fire at our Lawrenceburg facility, which, after the $160 property write-off, resulted in $8,290 of net insurance recoveries (see Note 17). SG&A decreased by $6,101 year-versus-year. This decrease was primarily due to decreases of $4,894 and $1,207 related to the proxy contest and severance, and other costs, respectively.

Basic and Diluted Earnings per Share

	Year Ended December 31,			%
	2015	2014	2013	2015 v. 2014	2014 v. 2013
Basic and diluted earnings (loss) per share:
Operating income (loss)	$1.48	$1.32	$(0.34)	12.1%	n/a
Income from discontinued operations	—	—	$0.05	—	(100.0)
Net income (loss)	$1.48	$1.32	$(0.29)	12.1%	n/a

Change in Diluted Earnings per Share

	Basic and Diluted EPS	Change		Basic and Diluted EPS	Change(c)
Basic and diluted earnings (loss) per share for 2014 and 2013	$1.32			$(0.29)
Change in operations(a)	1.30	98.5	pp(b)	0.70	n/a
Change in insurance recoveries(a)	(0.44)	(33.3)	pp	0.43	n/a
Change in equity method investments(a)	(0.21)	(15.9)	pp	0.54	n/a
Change in interest expense(a)	0.01	0.7	pp	0.02	n/a
Change in discontinued operations(a)	—	—	pp	(0.05)	n/a
Change in weighted average shares outstanding(d)	0.02	1.5	pp	(0.02)	n/a
Change in effective tax rate	(0.52)	(39.4)	pp	0.04	n/a
Earnings allocated to participating securities(e)	—	—	pp	(0.05)	n/a
Basic and diluted earnings (loss) per share for 2015 and 2014	$1.48	12.1%		$1.32	n/a	(c)

(a)	Changes are net of tax based on the effective tax rate for each base year.

(b)	Percentage points ("pp").

(c)	2013 versus 2014 is "n/a" due to a net loss per share in the base year.

(d)
Weighted average shares outstanding change primarily due to the vesting of employee restricted stock units, the granting of Common Stock to directors, the purchase of vested stock by the Company from employees to pay withholding taxes, and repurchases by the Company of Common Stock. In September, 2015, our Board of Directors authorized the purchase of 950,000 shares of our Common Stock in a privately negotiated transaction with F2 SEA Inc., an affiliate of SEACOR Holdings Inc. pursuant to a Stock Repurchase Agreement. On September 1, 2015, we completed this purchase. SEACOR Holdings, Inc. is the 70 percent owner of ICP, the Company's 30 percent equity method investment (see Notes 6 and 8).

(e)
Earnings per share is computed by dividing net income (loss) from continuing operations attributable to common shareholders by the weighted average shares outstanding during each year. Earnings allocated to participating securities, which includes nonvested restricted stock and RSUs, are subtracted from net operating income (loss), resulting in net operating income (loss) attributable to common shareholders (see Note 6).

2015 compared to 2014

Earnings per share increased to $1.48 in 2015 from $1.32 in 2014, primarily due to performance from operations, partially offset by an increase in effective tax rate (see Note 5), a decrease in insurance recoveries (see Note 17), and lower equity method investment earnings year-versus-year (see Note 3).

2014 compared to 2013

Earnings per share increased to $1.32 in 2014 from a loss per share of $0.29 in 2013, primarily due to performance from operations, higher equity method investment earnings year-versus year, and insurance recoveries received in 2014 compared to zero received in 2013.

DISTILLERY PRODUCTS SEGMENT

	DISTILLERY PRODUCTS NET SALES
	Year Ended December 31,		Year-versus-Year Net Sales Change Increase/ (Decrease)			Year-versus-Year Volume Change
	2015	2014	$ Change		% Change	% Change
	Amount	Amount
Food grade alcohol(a)	$230,264	$208,375	$21,889		10.5%
Fuel grade alcohol(a)	7,366	12,987	(5,621)		(43.3)
Distillers feed and related co-products	26,182	30,361	(4,179)		(13.8)
Warehouse revenue	6,413	4,838	1,575		32.6
Total distillery products	$270,225	$256,561	$13,664		5.3%	(1.5)%	(a)

(a) Volume change for alcohol products
	Other Financial Information
	Year Ended December 31,		Year-versus-Year Increase/(Decrease)
	2015	2014	Change		% Change

Gross profit	$50,662	$22,332	$28,330		126.9%
Gross margin %	18.7%	8.7%	10.0	pp(b)
(b) Percentage points ("pp")

2015 compared to 2014
Total distillery products net sales for 2015 increased $13,664, or 5.3 percent driven by demand for the company's premium beverage alcohol products. Customer demand for premium spirits, including bourbon and rye whiskeys, was strong. Net sales of food grade alcohol, which includes these beverage alcohol products, increased by $21,889 compared to 2014, or 10.5 percent. Warehouse revenue generated by increased storage of customer inventory of these products also contributed to the growth. Declines in the lower margin co-products of fuel grade alcohol and distillers feed partially offset this growth.
Gross profit increased year-versus-year by $28,330, or 126.9 percent. Gross margin for 2015 was 18.7 percent compared to 8.7 percent for 2014, which was due to the continuing shift in alcohol product sales mix to premium spirits, a higher average selling price, a decrease in the cost of raw materials and energy, and lower production costs. Net sales of higher margin food grade alcohol, which includes beverage alcohol, for 2015, was 85.2 percent of total distillery products net sales, compared to 81.2 percent in 2014.

	DISTILLERY PRODUCTS NET SALES
	Year Ended December 31,		Year-versus-Year Net Sales Change Increase/ (Decrease)			Year-versus-Year Volume Change
	2014	2013	$ Change		% Change	% Change
	Amount	Amount
Food grade alcohol(a)	$208,375	$208,695	$(320)		(0.2)%
Fuel grade alcohol(a)	12,987	8,026	4,961		61.8
Distillers feed and related co-products	30,361	43,513	(13,152)		(30.2)
Warehouse revenue	4,838	3,864	974		25.2
Total distillery products	$256,561	$264,098	$(7,537)		(2.9)%	18.5%	(a)

(a) Volume change for alcohol products
	Other Financial Information
	Year Ended December 31,		Year-versus-Year Increase/(Decrease)
	2014	2013	Change		% Change

Gross profit	$22,332	$14,309	$8,023		56.1%
Gross margin %	8.7%	5.4%	3.3	pp(b)

(b) Percentage points ("pp")

2014 compared to 2013
Total distillery products net sales for 2014 decreased $7,537, or 2.9 percent.  Solid volume growth in food grade alcohol was more than offset by a lower average selling price on distillers feed and related co-products. Within food grade alcohol, however, beverage alcohol net sales increased due to higher sales volume, partially offset by a lower average selling price. Warehouse revenue increased $974 over 2013, generated by increased storage of customer inventory of beverage alcohol products.
Gross profit increased year-versus-year by $8,023, or 56.1 percent. Gross margin for 2014 was 8.7 percent compared to 5.4 percent for 2013, which was due to the shift in alcohol product sales mix to premium spirits, a decrease in the cost of raw materials, partially offset by higher production and energy costs. A fire in the Atchison distillery in October 2014 shut down production of distillery products for seven days, resulting in higher production costs. Net sales of higher margin food grade alcohol, which includes beverage alcohol, for 2014, was 81.2 percent of total distillery products net sales, compared to 79.0 percent in 2014.

INGREDIENT SOLUTIONS SEGMENT

	INGREDIENT SOLUTIONS NET SALES
	Year Ended December 31,		Year-versus-Year Net Sales Change Increase/ (Decrease)			Year-versus-Year Volume Change
	2015	2014	$ Change		% Change	% Change
	Amount	Amount
Specialty wheat starches	$29,989	$28,217	$1,772		6.3%
Specialty wheat proteins	18,422	18,618	(196)		(1.1)
Commodity wheat starch	7,079	7,884	(805)		(10.2)
Commodity wheat proteins	1,889	2,123	(234)		(11.0)
Total ingredient solutions	$57,379	$56,842	$537		0.9%	1.1%

	Other Financial Information
	Year Ended December 31,		Year-versus-year Increase/Decrease
	2015	2014	Change		% Change

Gross profit	$7,871	$6,099	$1,772		29.1%
Gross margin %	13.7%	10.7%	3.0	pp(a)

(a) Percentage points ("pp")

2015 compared to 2014
Total ingredient solutions net sales for 2015 increased by $537, or 0.9 percent, compared to 2014. This growth was driven by increased product sales volume of 1.1 percent, partially offset by a decrease in average selling price. Net sales of specialty wheat starches increased $1,772 year-versus-year, while net sales of specialty wheat proteins decreased $196 year-versus-year. Commodity wheat starch net sales decreased $805 year-versus-year and commodity wheat protein net sales decreased $234 year-versus-year.
Gross profit increased year-versus-year by $1,772, or 29.1 percent. Gross margin for 2015 was 13.7 percent compared to 10.7 percent for 2014, primarily due to the shift in product sales mix to higher value specialty products, a decrease in the cost of raw materials and energy, and lower production costs. Net sales of higher margin specialty wheat starches and proteins for 2015 increased to 84.4 percent of total ingredient solutions net sales, compared to 82.4 percent in 2014.

	INGREDIENT SOLUTIONS NET SALES
	Year Ended December 31,		Year-versus-Year Net Sales Change Increase/ (Decrease)			Year-versus-Year Volume Change
	2014	2013	$ Change		% Change	% Change
	Amount	Amount
Specialty wheat starches	$28,217	$27,820	$397		1.4%
Specialty wheat proteins	18,618	20,086	(1,468)		(7.3)
Commodity wheat starch	7,884	8,509	(625)		(7.3)
Commodity wheat proteins)	2,123	2,552	(429)		(16.8)
Total ingredient solutions	$56,842	$58,967	$(2,125)		(3.6)%	1.2%

	Other Financial Information
	Year Ended December 31,		Year-versus-year Increase/Decrease
	2014	2013	Change		% Change

Gross profit	$6,099	$6,986	$(887)		(12.7)%
Gross margin %	10.7%	11.8%	(1.1)	pp(a)

(a) Percentage points ("pp")

2014 compared to 2013
Total ingredient solutions net sales for 2014 decreased by $2,125, or 3.6 percent, compared to 2013. This decrease was attributable to a lower average selling price, partially offset by a 1.2 percent higher sales volume. Net sales of specialty wheat starches increased $397 year-versus-year, while net sales of specialty wheat proteins decreased $1,468 year-versus-year. Commodity wheat starch net sales decreased $625 year-versus-year and commodity wheat protein net sales decreased $429 year-versus-year.
Gross profit decreased year-versus-year by $887, or 12.7 percent. Gross margin for 2014 was 10.7 percent compared to 11.8 percent for 2013, primarily due to a lower average selling price, an increase in the cost of energy, and higher production costs, partially offset by a shift in product sales mix to higher value specialty products and lower raw material costs. A fire in the Atchison distillery in October 2014 shut down production of ingredient solutions products for seven days, resulting in higher production costs. Net sales of higher margin specialty wheat starches and proteins for 2014 increased to 82.4 percent of total ingredient solutions net sales, compared to 81.2 percent in 2013.

CASH FLOW, FINANCIAL CONDITION AND LIQUIDITY
We believe our financial condition continues to be of high quality, as evidenced by our ability to generate adequate cash from operations while having ready access to capital at competitive rates.
Operating cash flow and debt through our credit facility provide the primary sources of cash to fund operating needs and capital expenditures. These same sources of cash are used to fund shareholder dividends and other discretionary uses such as share repurchases. Going forward, we expect to use cash to implement our invest to grow strategy, particularly in the distillery products segment. The overall liquidity of the Company reflects our strong business results and an effective cash management strategy that takes into account liquidity management, economic factors, and tax considerations. We expect our sources of cash, including our credit facility, to be adequate to provide for budgeted capital expenditures and anticipated operating requirements.

Operating Cash Flow
2015 compared to 2014

Cash flow from operations increased $2,850 to $18,662 for 2015, from $15,812 for 2014. This increase in operating cash flow was primarily the result of net cash inflows related to increased net income, after giving effect to adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, gain on property insurance recoveries, loss on sale of assets, share-based compensation, excess tax benefits, equity method investment earnings, distribution received from equity method investee, and deferred income taxes, including change in valuation allowance), changes in accounts payable, accounts receivable, net, and accrued expenses, partially offset by the change in inventory.

Increases to Operating Cash Flow - Net income increased, after giving effect to adjustments to reconcile net income to net cash provided by operating activities, by $10,278, from $25,409 for 2014 to $35,687 for 2015. Improvements in the gross profit of the distillery products and ingredient solutions segments, a decrease in gain on insurance recoveries of $8,290, and a decrease in equity method investment earnings of $4,035, net of a $4,835 cash dividend distribution from ICP in 2014, were the major factors that generated this net income increase. Accounts payable increased $3,653 for 2015 compared to a decrease of $5,928 for 2014. The $9,581 change was primarily due to the year-ago settlement of expenses related to the proxy contest and the timing of current cash disbursements. Receivables, net, decreased $2,002 for 2015 compared to an increase of $4,851 for 2014. The resulting $6,853 change was primarily due to the timing of collections. Accrued expenses increased $2,351 for 2015 compared to a decrease of $373 for 2014. The $2,724 change was primarily due to increases in incentive compensation and severance.

Decreases to Operating Cash Flow - Inventory increased $24,260 for 2015, compared to a reduction of $476 for 2014, resulting in a $24,736 change. Investment in barreled distillate inventory for aging of $17,164 and increased finished product safety stock of $5,087 accounted for the majority of the inventory increase.
2014 compared to 2013
Cash flow from operations decreased $1,488 to $15,812 for 2014, from $17,300 for 2013. This decrease in operating cash flow was primarily the result of net cash outflows related to changes in our accounts receivable, net, accounts payable, accrued expenses, and inventory, partially offset by the impact of increased net cash flow related to net income, after giving effect to adjustments to reconcile net income (loss) to net cash provided by operating activities (depreciation and amortization, gain on sale of bioplastics manufacturing business, gain on property insurance recoveries, loss on sale of assets, share-based compensation, excess tax benefits, equity method investment earnings, distribution received from equity method investee, and deferred income taxes, including change in valuation allowance), along with the change in our accounts payable to affiliate activities.

Decreases to Operating Cash Flow - Receivables, net, increased $4,851 for 2014, compared to a reduction of $7,511for 2013, resulting in a $12,362 change. The change was primarily due to increased sales of products to customers with longer payment terms, contributing to an increase of days sales outstanding of seven, and the timing of cash receipts. Accounts payable decreased $5,928 in 2014 compared to an increase of $2,571 in 2013, with the resulting $8,499 change primarily due to the 2014 settlement of 2013 accrued expenses related to the proxy contest, as well as the timing of cash disbursements at year end. Accrued expenses decreased $373 in 2014 compared to an increase of $3,264 in 2013. The $3,637 change was primarily due to the 2014 settlement of accrued severance pay. Inventory decreased $476 in 2014 compared to a decrease of $1,542 in 2013, with the resulting $1,066 change primarily due to lower raw material input costs, resulting in lower finished inventory input costs, and decreased volume of ingredient solutions inventories.

Increases to Operating Cash Flow - Net income increased, after giving effect to adjustments to reconcile net income (loss) to net cash provided by operating activities, by $18,751 from $6,658 for 2013 to $25,409 for 2014. Accounts payable to affiliate, net increased $2,129 for 2014 compared to a net decrease of $2,804 for 2013, with the resulting $4,933 change primarily due to timing of payments, as well as increased purchases from ICP compared to the same period a year ago.

Investing Cash Flow
2015 compared to 2014

Net investing cash outflow for 2015 was $30,526 compared to net investing cash inflow of $1,502 for 2014, for a net increase in cash used in investing activities of $32,028. During 2015, we made capital investments of $23,573 more than the prior year period primarily due to capital expenditures related to the dryer damaged at the Lawrenceburg facility in the January 2014 fire and capital expenditures related to the Lawrenceburg facility warehouse expansion program. For 2014, we had net proceeds from property insurance recoveries of $8,450 and zero for 2015.
2014 compared to 2013

Net investing cash inflow for 2014 was $1,502 compared to net investing cash outflow of $3,411 for 2013. During 2014, we received proceeds of $8,450 related to property insurance recoveries related to the January 2014 fire at the Lawrenceburg facility and made capital investments of $6,953. During 2013, we made capital investments of $6,208 and received proceeds of $2,797 from the sale of our bioplastics manufacturing business.

Capital Spending. We manage capital spending to support our business growth plans. Capital expenditures, primarily to support capacity expansion and facility improvements and sustenance were $32,310, $7,527, and $7,883 in 2015, 2014, and 2013, respectively. We expect approximately $24,000 in capital expenditures in 2016 for facility improvement and expansion (including our warehouse expansion), facility sustenance projects, and environmental health and safety projects. On October 21, 2015, we announced a $16,400 major expansion in warehousing capacity on a 20-acre campus adjoining our current Lawrenceburg facility as part of the implementation of our five-year strategic plan to grow the whiskey category. In December 2015, our Board of Directors approved an additional $3,800 for a portion of the next phase of the project, for a total approved investment of $20,200. During 2015, we spent $12,049 of the total approved warehouse expansion investment.

Financing Cash Flow
Dividend Payments. We made dividend and dividend equivalent payments of $1,087, $907 and $916 for 2015, 2014 and 2013, respectively, to our holders of Common Stock, Restricted Stock, and RSUs.
Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including brand development and share repurchase activities) and the overall cost of capital. Total debt was $33,460 at December 31, 2015 and $9,899 at December 31, 2014. During 2015, 2014 and 2013, we had net borrowings / (payments) of $22,754, $(11,330), and $(7,893) on our Credit Agreement. Our payments on long-term debt totaled $1,641, $1,555 and $1,683 for 2015, 2014 and 2013, respectively.
Treasury Purchases. We purchased 1,010,135 treasury shares in 2015 for a total of $15,408. Of the purchased shares, 950,000 were from a privately-negotiated transaction with an affiliate of SEACOR Holdings, Inc. on September 1, 2015, for a total settlement of $14,488. SEACOR Holdings, Inc. is the 70 percent owner of ICP, our 30 percent equity method investment. Additional purchases of treasury stock in 2015 were primarily to cover withholding taxes on the vesting of employee restricted stock and totaled 60,135 shares of stock, or $920.
We also purchased shares of stock during 2014 and 2013, primarily to cover withholding taxes on the vesting of employee restricted stock. Total treasury stock purchases added 92,465 shares, or $672, to our treasury stock in 2014 and 94,605 shares, or $540, to our treasury stock in 2013.

Financial Condition and Liquidity
Our principal uses of cash in the ordinary course of business are for the cost of raw materials and energy used in our production processes, salaries, capital expenditures, and investments supporting our strategic plan, such as the aging of barreled distillate.  Generally, during periods when commodities prices are rising, our operations require increased use of cash to support inventory levels.

Our principal sources of cash are product sales and borrowing on our credit facility.  Under our credit facility, we must meet certain financial covenants and include other restrictions as disclosed in Note 4.
At December 31, 2015, our current assets exceeded our current liabilities by $53,519 largely due to our inventories of $58,701. At December 31, 2015 our cash balance was $747 and we have used our credit facility for liquidity purposes, with $33,082 remaining for additional borrowings at December 31, 2015. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We regularly assesses our cash needs and the available sources to fund these needs. We utilize short- and long-term debt to fund discretionary items, such as capital investments and share repurchases. In addition, we have strong operating results such that financial institutions, if needed, should provide sufficient credit funding to meet short-term financing requirements.

OFF BALANCE SHEET OBLIGATIONS

Guarantees and Other Off-Balance Sheet Arrangements

Arrangement with Cargill.  We have entered a business alliance with Cargill, Incorporated for the production and marketing of a resistant starch derived from tapioca (U.S. Patent #5,855,946).  Our arrangement with Cargill expires in June 2017. We sold only an insignificant amount of the product in 2015, and the agreement with Cargill does not appear to be significant at this time.  If we terminate the arrangement before the expiration of 18 months following certain force majeure events affecting Cargill, or if Cargill terminates the arrangement because of a breach by us of our obligations, we will be required to pay a portion (up to 50 percent) of the book value of capital expenditures, if any, made by Cargill to enable it to produce the product. This amount will not exceed $2,500 without our consent. Upon the occurrence of any such event, we will also be required to give Cargill a non-exclusive sublicense to use the patented process for the life of the patent in the production of high amylose corn-based starches for use in food products. The sublicense would be royalty bearing, provided we were not also then making the high amylose corn-based starch.

Industrial Revenue Bond.  On December 28, 2006, we engaged in an industrial revenue bond transaction with the City of Atchison, Kansas in order to receive a 10-year real property tax abatement on our newly constructed office building and technical innovation center in Atchison, Kansas.  We recorded the office building and technical center assets into property and equipment on the consolidated balance sheets.  Pursuant to this transaction, the City issued $7,000 principal amount of its industrial revenue bonds to us and then used the proceeds to purchase the office building and technical innovation center from us.  The City then leased the facilities back to us under a capital lease, the terms of which provide for the payment of basic rent in an amount sufficient to pay principal and interest on the bonds.  Our obligation to pay rent under the lease is in the same amount and due on the same date as the City’s obligation to pay debt service on the bonds which we hold. The lease permits us to present the bonds at any time for cancellation, upon which our obligation to pay basic rent would be canceled.  We do not intend to do this until their maturity date in 2016, at which time we may elect to purchase the facilities for $100 (one hundred dollars).  Because we own all outstanding bonds, management considers the debt canceled and, accordingly, no amount for our obligations under the capital lease is reflected on our balance sheet.  In connection with this transaction, we agreed to pay the city an administrative fee of $50, which is payable over 10 years.  If we were to present the bonds for cancellation prior to maturity, the remainder of the $50 fee would be accelerated.

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

Operating Leases. We lease railcars and other assets under various operating leases.  For railcar leases, we are generally required to pay all service costs associated with the railcars.  Rental payments include minimum rentals plus contingent amounts based on mileage.  Rental expenses under railcar operating leases with terms longer than one month were $2,283, $2,241, and $2,844 for 2015, 2014, and 2013, respectively. Annual rental commitments under non-cancelable operating leases total $9,628 for the next five years ending December 31, 2020 and an additional $1,388 thereafter.

Contractual Obligations

The following table provides information on the amounts and payments of our contractual obligations at December 31, 2015:

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long term debt (a)	$2,706	$380	$728	$785	$813
Interest on Long term debt(a)	367	95	149	92	31
Post-employment benefit plan obligations(b)	4,516	545	1,070	1,054	1,847
Capital leases (a)	1,988	1,988	—	—	—
Operating leases(c)	11,016	3,972	3,704	1,952	1,388
Purchase(c)	79,427	75,783	3,474	151	19
Total	$100,020	$82,763	$9,125	$4,034	$4,098

(a) See Note 4.
(b) See Note 8.
(c) See Note 7.

As of December 31, 2015, we had obligations associated with uncertain tax positions of $580, including penalties and interest. The above table does not include these liabilities due to the uncertainty of timing of cash flows associated with these liabilities.

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

Revenue Recognition. Except as discussed below, revenue from the sale of our products is recognized as products are delivered to customers according to shipping terms and when title and risk of loss have transferred.  Income from various government incentive grant programs is recognized as it is earned. We do not offer a right of return but will accept returns if we shipped the wrong product or wrong quantity.

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

Recognition of Insurance Recoveries. Estimated loss contingencies are recognized as charges to income when they are probable and reasonably estimable.  Insurance recoveries are not recognized until all contingencies related to the insurance claim have been resolved and settlement has been reached with the insurer.  Insurance recoveries, to the extent of costs and losses, are reported as a reduction to Cost of sales on the Consolidated Statement of Operations. Insurance recoveries, in excess of costs and losses, if any, are included in Insurance recoveries on the Consolidated Statement of Operations. For a detail of the activity and related accounting treatment, see Note 17.

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

Impairment of Assets.

Impairment of Investments

We review our investments in equity method investments for impairment whenever events or changes in business circumstances indicate that the carrying amount of the investments may not be fully recoverable. Evidence of a loss in value that is other than temporary include, but are not limited to, the absence of an ability to recover the carrying amount of the investment, the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment, or, where applicable, estimated sales proceeds which are insufficient to recover the carrying amount of the investment. If the fair value of the investment is determined to be less than the carrying value and the decline in value is considered to be other than temporary, an appropriate write-down is recorded based on the excess of the carrying value over the best estimate of fair value of the investment.  Considerable judgment is used in these measurements, and a change in the assumptions could result in a different determination of impairment loss and/or the amount of any impairment. No other than temporary impairments were recorded during 2015, 2014 and 2013 for the Company's equity method investments.

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

No events or conditions occurred during 2015, 2014 and 2013 that required us to record an impairment.

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

During 2014, we evaluated the potential realization of our deferred income tax assets, considering both positive and negative evidence, including cumulative income or loss for the past three years and forecasted taxable income. As a result of this evaluation, we concluded that a significant portion of the valuation allowance on our net deferred income tax assets as of December 31, 2014 was no longer required and reduced our valuation allowance by $7,618. At December 31, 2014, we retained a valuation allowance of $3,829 associated with certain capital loss carryovers, state net operating loss carryovers and state income tax credit carryovers. During 2015, we again evaluated the potential realization of these deferred income tax assets. We have demonstrated increased and sustained income from operations supporting the execution of our strategic plan and our analysis was significantly influenced by recent improvements in pretax income, as well as projections of future taxable income. As of December 31, 2015, based on our projections of future taxable income and in consideration of all other evidence available (both positive and negative), we determined that it is more likely than not that we will realize a significant portion of our deferred tax assets related to certain state income tax benefits that had been reduced by a valuation allowance. Therefore, we further reduced our valuation allowance for deferred tax assets during 2015 by an additional $2,385. We continue to maintain a valuation allowance of $1,444 as of December 31, 2015 related to capital loss carryforwards that in our estimate are not more likely than not to be realized prior to their respective carryforward periods (see Note 5).

NEW ACCOUNTING PRONOUNCEMENTS

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 15.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Costs
Certain commodities we use in our production process are exposed to market price risk due to volatility in the prices for those commodities. Our grain supply agreements for our Lawrenceburg and Atchison facilities permit us to purchase grain for delivery up to 12 months into the future at negotiated prices.  The pricing for contracts is based on a formula using several factors.  We have determined that the firm commitments to purchase grain under the terms of the supply agreements meet the normal purchases and sales exception as defined under Accounting Standards Codification ("ASC") 815,  Derivatives and Hedging, and have excluded the fair value of these commitments from recognition within our consolidated financial statements until the actual contracts are physically settled.

Our production process also involves the use of wheat flour and natural gas. The contracts for wheat flour and natural gas range from monthly contracts to multi-year supply arrangements; however, because the quantities involved have always been for amounts to be consumed within the normal expected production process, we have determined that the contracts meet the criteria for the normal purchases and sales exception and have excluded the fair value of these commitments from recognition within our consolidated financial statements until the actual contracts are physically settled. For a discussion of our direct material purchase commitments, see Note 7.

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

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on weighted average outstanding borrowings at December 31, 2015, a 100 basis point increase over the non-default rates actually in effect at such date would increase our interest expense on an annualized basis by $287.

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

In May 2013, the Committee of Sponsoring Organizations ("COSO") issued its Internal Control - Integrated Framework (the "2013 Framework"). While the 2013 Framework's internal control components are the same as those in the framework and criteria established in the "Internal Control - Integrated Framework" issued by COSO in 1992 (the "1992 Framework"), the new framework requires companies to assess whether 17 principles are present and functioning in determining whether their system of internal control is effective. The Company adopted the 2013 Framework during the year ending December 31, 2015.

With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework. As a result of this assessment, management has concluded that the Company’s internal control over financial reporting as of December 31, 2015 was effective.

KPMG, LLP, the independent registered public accounting firm that audited the Company's financial statements contained herein, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2015. The combined report on the consolidated financial statements of MGP Ingredients, Inc. and subsidiaries and attestation report as to the effectiveness of internal control over financial reporting is included in Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
MGP Ingredients, Inc.:

We have audited the accompanying consolidated balance sheets of MGP Ingredients, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years then ended. We also have audited MGP Ingredients, Inc.’s internal control over financial reporting as of December 31, 2015, based on Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MGP Ingredients, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on MGP Ingredients, Inc.’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MGP Ingredients, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of its operations and their cash flows the years then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, MGP Ingredients, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Kansas City, Missouri
March 10, 2016

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Sales	$345,887	$338,352	$334,070
Less: excise taxes	18,283	24,949	10,806
Net sales	327,604	313,403	323,264
Cost of sales (a)	269,071	284,972	302,025
Gross profit	58,533	28,431	21,239

Selling, general and administrative expenses	25,683	20,101	26,202
Insurance recoveries (Note 17)	—	(8,290)	—
Other operating costs and losses on sale of assets	—	1	236
Operating income (loss)	32,850	16,619	(5,199)

Equity method investment earnings (losses) (Note 3)	6,102	10,137	(204)
Interest expense	(534)	(816)	(1,118)
Income (loss) from continuing operations before income taxes	38,418	25,940	(6,521)

Income tax expense (benefit) (Note 5)	12,227	2,265	(714)
Net income (loss) from continuing operations	26,191	23,675	(5,807)

Discontinued operations, net of tax (Note 11)	—	—	878
Net income (loss)	$26,191	$23,675	$(4,929)

Basic and diluted earnings (loss) per share
Income from continuing operations	$1.48	$1.32	$(0.34)
Income from discontinued operations	—	—	0.05
Net income (loss)	$1.48	$1.32	$(0.29)

Dividends per common share	$0.06	$0.05	$0.05

(a)	Includes related party purchases of $41,255, $38,498, and $9,988 for the years ended December 31, 2015, 2014, and 2013, respectively.

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$26,191	$23,675	$(4,929)
Other comprehensive income (loss), net of tax:
Company sponsored benefit plans:
Change in pension plans, net of tax expense (benefit) of $160, $(155), and $166, respectively	244	133	250
Change in post-employment benefits, net of tax benefit of $41, $6, and $22, respectively	(54)	(846)	(39)
Change in translation adjustment and post-employment benefits of equity method investments, net of tax benefit of $36, $37, and $8, respectively	42	(15)	18
Other comprehensive income (loss)	232	(728)	229
Comprehensive income (loss)	$26,423	$22,947	$(4,700)

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)

	December 31,
	2015	2014
Current Assets
Cash and cash equivalents	$747	$5,641
Receivables (less allowance for doubtful accounts: December 31, 2015 - $24; December 31, 2014 - $12)	30,670	32,672
Inventory	58,701	34,441
Prepaid expenses	1,062	1,179
Deferred income taxes	—	7,924
Refundable income taxes	—	388
Total current assets	91,180	82,245

Property and equipment, net of accumulated depreciation and amortization	83,554	63,881
Equity method investments	18,563	12,373
Other assets	1,013	1,716
Total assets	$194,310	$160,215

Current Liabilities
Current maturities of long-term debt	$3,345	$2,613
Accounts payable	20,940	16,076
Accounts payable to affiliate, net	2,291	3,333
Accrued expenses	10,400	8,010
Income taxes payable	685	—
Other current liabilities	—	716
Total current liabilities	37,661	30,748

Long-term debt, less current maturities	7,579	7,286
Revolving credit facility	22,536	—
Deferred credits	3,402	4,099
Accrued retirement health and life insurance benefits	4,136	4,420
Other non current liabilities	79	—
Deferred income taxes	2,757	9,297
Total liabilities	78,150	55,850

Commitments and Contingencies – See Notes 4 and 7
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 18,115,965 shares at December 31, 2015 and 2014; 16,681,576 and 17,674,559 shares outstanding at December 31, 2015 and 2014, respectively	6,715	6,715
Additional paid-in capital	11,356	9,904
Retained earnings	114,558	89,454
Accumulated other comprehensive loss	(500)	(732)
Treasury stock, at cost, 1,434,389 and 441,406 shares at December 31, 2015 and 2014, respectively	(15,973)	(980)
Total stockholders’ equity	116,160	104,365
Total liabilities and stockholders’ equity	$194,310	$160,215

 See Accompanying Notes to Consolidated Financial Statements

           MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$26,191	$23,675	$(4,929)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,382	12,325	12,009
Gain on sale of bioplastics manufacturing business	—	—	(1,453)
Gain on property insurance recoveries	—	(8,290)	—
Loss on sale of assets	—	38	47
Share based compensation	1,414	930	932
Excess tax benefits	453	463	—
Equity method investment (earnings) loss	(6,102)	(10,137)	204
Distribution received from equity method investee	—	4,835	—
Deferred income taxes, including change in valuation allowance	1,349	1,570	(152)
Changes in operating assets and liabilities:
Restricted cash	—	—	12
Receivables, net	2,002	(4,851)	7,511
Inventory	(24,260)	476	1,542
Prepaid expenses	117	(331)	(129)
Refundable income taxes	1,073	78	(224)
Accounts payable	3,653	(5,928)	2,571
Accounts payable to affiliate, net	(1,042)	2,129	(2,804)
Accrued expenses	2,351	(373)	3,264
Deferred credits	(697)	174	(208)
Accrued retirement health and life insurance benefits, pension obligations, and other noncurrent liabilities	(703)	(699)	(876)
Other	481	(272)	(17)
Net cash provided by operating activities	18,662	15,812	17,300

Cash Flows from Investing Activities
Additions to property and equipment	(30,526)	(6,953)	(6,208)
Proceeds from sale of bioplastics manufacturing business	—	—	2,797
Proceeds from property insurance recoveries	—	8,450	—
Proceeds from sale of property and other	—	5	—
Net cash provided by (used in) investing activities	(30,526)	1,502	(3,411)

Cash Flows from Financing Activities
Payment of dividends	(1,087)	(907)	(916)
Purchase of treasury stock	(15,408)	(672)	(540)
Loan fees incurred with borrowings	(348)	(66)	—
Principal payments on long-term debt	(1,641)	(1,555)	(1,683)
Proceeds on long-term debt	2,700	—	—
Proceeds from credit facility	26,092	62,146	95,512
Principal payments on credit facility	(3,338)	(73,476)	(103,405)
Net cash provided by (used in) financing activities	6,970	(14,530)	(11,032)

Increase (decrease) in cash	(4,894)	2,784	2,857
Cash, beginning of year	5,641	2,857	—
Cash, end of year	$747	$5,641	$2,857

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2012	$4	$6,715	$7,894	$72,531	$(233)	$(84)	$86,827
Comprehensive loss:
Net loss	—	—	—	(4,929)	—	—	(4,929)
Other comprehensive income	—	—	—	—	229	—	229
Dividends paid	—	—	—	(916)	—	—	(916)
Share-based compensation	—	—	834	—	—	—	834
Stock shares awarded, forfeited or vested	—	—	—	—	—	98	98
Stock shares repurchased for payment of taxes	—	—	—	—	—	(540)	(540)
Balance, December 31, 2013	$4	$6,715	$8,728	$66,686	$(4)	$(526)	$81,603
Comprehensive income:
Net income	—	—	—	23,675	—	—	23,675
Other comprehensive loss	—	—	—	—	(728)	—	(728)
Dividends paid	—	—	—	(907)	—	—	(907)
Share-based compensation	—	—	713	—	—	—	713
Excess tax benefits	—	—	463	—	—	—	463
Stock shares awarded, forfeited or vested	—	—	—	—	—	218	218
Stock shares repurchased for payment of taxes	—	—	—	—	—	(672)	(672)
Balance, December 2014	$4	$6,715	$9,904	$89,454	$(732)	$(980)	$104,365
Comprehensive income:
Net income	—	—	—	26,191	—	—	26,191
Other comprehensive income	—	—	—	—	232	—	232
Dividends paid	—	—	—	(1,087)	—	—	(1,087)
Share-based compensation	—	—	999	—	—	—	999
Excess tax benefits	—	—	453	—	—	—	453
Stock shares awarded, forfeited or vested	—	—	—	—	—	415	415
Stock shares repurchased	—	—	—	—	—	(15,408)	(15,408)
Balance, December 2015	$4	$6,715	$11,356	$114,558	$(500)	$(15,973)	$116,160

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

NOTE 1:	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company.  MGP Ingredients, Inc. ("Registrant" or "Company") is a Kansas corporation headquartered in Atchison, Kansas.  It was incorporated in 2011 and is a holding company with no operations of its own.  Its principal directly-owned operating subsidiaries are MGPI Processing, Inc. ("Processing") and MGPI of Indiana, LLC ("MGPI-I").  Processing was incorporated in Kansas in 1957 and is the successor to a business founded in 1941 by Cloud L. Cray, Sr.  Prior to the Reorganization (discussed below), Processing was named MGP Ingredients, Inc.  MGPI-I (previously named Firebird Acquisitions, Inc.) acquired substantially all the beverage alcohol distillery assets of Lawrenceburg Distillers Indiana, LLC ("LDI") at its Lawrenceburg and Greendale, Indiana facility on December 27, 2011.

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

MGP is a leading producer and supplier of premium distilled spirits and specialty wheat proteins and starches. Distilled spirits include premium bourbon and rye whiskeys, and grain neutral spirits, including vodka and gin. The Company’s proteins and starches provide a host of functional, nutritional and sensory benefits for a wide range of food products to serve the packaged goods industry. MGP is also a top producer of high quality industrial alcohol for use in both food and non-food applications. Our distillery products are derived from corn and other grains (including rye, barley, wheat, barley malt, and milo), and our ingredient products are derived from wheat flour.  The majority of our sales are made directly or through distributors to manufacturers and processors of finished packaged goods or to bakeries.

Since February 8, 2013, the Company has consisted of two reportable segments: distillery products and ingredient solutions. Effective February 8, 2013, the Company sold the assets at its bioplastics manufacturing facility in Onaga, Kansas and certain assets at its extruder-bio-resin laboratory located in Atchison, Kansas, which were included in the Company's other segment, as further described in Note 11. The distillery products segment consists primarily of food grade alcohol, and to a much lesser extent, fuel grade alcohol, distillers feed and corn oil. Distillers feed, fuel grade alcohol, and corn oil are co-products of our distillery operations.  The ingredient solutions segment products primarily consist of specialty starches, specialty proteins, commodity starches and commodity vital wheat gluten (or commodity wheat proteins).  Included in the other segment were products comprised of plant-based biopolymers and wood-based composite resins manufactured through the further processing of certain of our proteins and starches and wood. The Company produces textured wheat proteins through a toll manufacturing arrangement at a facility in the United States. During December 2011, through its wholly owned subsidiary, MGPI-I, the Company acquired the beverage alcohol distillery assets of LDI.

The Company sells its products on normal credit terms to customers in a variety of industries located primarily throughout the United States and Japan.  The Company operates facilities in Atchison, Kansas, and in Lawrenceburg and Greendale, Indiana.

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

Inventory.  Inventory includes finished goods, raw materials in the form of agricultural commodities used in the production process and certain maintenance and repair items.  Bourbon and whiskeys are normally aged in barrels for several years, following industry practice; all barreled bourbon and whiskey is classified as a current asset. The Company includes warehousing, insurance, and other carrying charges applicable to barreled whiskey in inventory costs.

Inventories are stated at the lower of cost or market on the first-in, first-out, or FIFO, method.  Inventory valuations are impacted by constantly changing prices paid for key materials, primarily corn.

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

Maintenance costs are expensed as incurred. The cost of property and equipment sold, retired or otherwise disposed of, as well as related accumulated depreciation and amortization, is eliminated from the property accounts with related gains and losses reflected in the Consolidated Statements of Operations.  The Company capitalizes interest costs associated with significant construction projects.  Total interest incurred for 2015, 2014, and 2013 is noted below:

	Year Ended December 31,
	2015	2014	2013
Interest costs charged to expense	$534	$816	$1,118
Plus: Interest cost capitalized	297	107	108
Total	$831	$923	$1,226

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

Deferred Credits.  In 2001, the United States Department of Agriculture developed a grant program for the gluten industry ("USDA grant"). As part of this program, the Company received nearly $26,000 of grants. The funds were required to be used for research, marketing, promotional and capital costs related to value-added gluten and starch products. Funds allocated on the basis of current operating costs were recognized in income as those costs were incurred. Funds allocated based on capital expenditures were included as a deferred credit and are being recognized appropriately as a credit to Cost of Sales and Selling, general and administrative expenses in the Consolidated Statements of Operations as the related assets are depreciated. As of December 31, 2015 the remaining deferred credit balance was $1,949.

In 2012, the Lawrenceburg Conservancy District ("LCD") in Greendale, IN agreed to reimburse the Company up to $1,250 of certain capital maintenance costs of a Company-owned warehouse structure that is integral to the efficacy of the LCD’s flood control system ("LCD reimbursement").  Per the agreement, certain capital maintenance activities were completed prior to December 31, 2012 and the remaining capital maintenance activities were completed during 2014. As of December 31, 2014 the Company had received a total of $1,236 in reimbursements.  The deferred credit balance has been and will be recognized as a credit to Cost of Sales in the Consolidated Statements of Operations as the related assets are depreciated. As of December 31, 2015 the remaining deferred credit balance was $1,042.

In 2014, the city of Lawrenceburg, IN agreed to reimburse the Company for certain system controls. The Company completed these activities in 2014 and the city of Lawrenceburg, IN reimbursed the Company $488 during the year ended December 31, 2014 ("Lawrenceburg reimbursement"). The deferred credit balance has been and will be recognized in income as the related asset is depreciated. As of December 31, 2015 the remaining deferred credit balance was $411.

Deferred credits consist of the following:

	Year Ended December 31,
	2015	2014
USDA grant	$1,949	$2,486
LCD reimbursement	1,042	1,125
Lawrenceburg reimbursement	411	488
Total	$3,402	$4,099

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

•
Projections of future taxable income exclusive of reversing temporary differences are a source of positive evidence when the projections are combined with a history of recent profits and current financial trends and can be reasonably estimated. During 2014, the Company achieved cumulative income for a recent period of the last three years, which was regarded as a significant piece of evidence in management's decision to also rely, in part, on projections of future operating income in assessing the need for and amount of the valuation allowance for deferred tax assets.

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

Sales include customer paid freight costs billed to customers of $17,652, $14,061, and $12,292 for 2015, 2014, and 2013, respectively.

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

Research and Development.  During 2015, 2014, and 2013, we spent $748, $1,622, and $2,472, respectively, on research and development activities. These activities were expensed and are included in Selling, general and administrative expenses on the Consolidated Statements of Operations.

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

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $34,603 and $10,297 at December 31, 2015 and 2014, respectively. The financial statement carrying value was $34,096 and $10,283 at December 31, 2015 and 2014, respectively.  These fair values are considered Level 2 under the fair value hierarchy.

Pension Benefits. In April 2015, the Company received approval from the Pension Benefit Guaranty Corporation to terminate its pension plans for employees covered under collective bargaining agreements. Benefit obligations at December 31, 2015 were zero, as $741 in termination liabilities was distributed to plan participants or transferred to an insurer during the quarter ended June 30, 2015, and was followed by the closing of the pension trust account in 2015. Prior to termination, the Company accounted for its pension benefit plan's funded status as a liability included in Other non current liabilities on the Consolidated Balance Sheets. The Company measured the funded status of its pension benefit plans using actuarial techniques that reflected management’s assumptions for discount rate, expected long-term investment returns on plan assets, salary increases, expected retirement, mortality, and employee turnover. Assumptions regarding employee and retiree life expectancy were based upon the RP 2000 Combined Mortality Table ("2000 tables"). Although the Society of Actuaries released new mortality tables on October 27, 2014, the Internal Revenue Service continued to use the 2000 tables through 2015. Because the pension benefit plan was being terminated, the actuarial valuation of the pension benefit plan assumed all remaining assets of the plan would be distributed to plan participants or transferred to an insurer during 2015, so the new mortality tables were not adopted. The funding by the Company to terminate the plans was $741 and was recognized when the pension plan settlement was fully executed, during the quarter ended June 30, 2015.

Also prior to the plan's termination, the discount rate was determined based on the rates of return on long-term, high-quality fixed income investments using the Citigroup Pension Liability Index as of year end or period end (as in the case of the June 30, 2015 plan termination date). The expected long-term rate of return on plan assets assumption for the pension plans was determined with the assistance of actuaries, who calculated a yield considering the current asset allocation strategy, historical investment performance, and the expected future returns of each asset class and the expected future reinvestment of earnings and maturing investments.

Post-Employment Benefits. The Company accounts for its post–employment benefit plan's funded status as a liability included in Accrued Retirement Health and Life Insurance Benefits on the Consolidated Balance Sheets.

The Company measures the obligation for other post-employment benefits using actuarial techniques that reflect management’s assumptions for discount rate, expected retirement, mortality, employee turnover, health care costs for retirees and future increases in health care costs, which are based upon actual claims experience and other environmental and market factors impacting the costs of health care in the short and long-term.  Assumptions regarding employee and retiree life expectancy are based upon the Society of Actuaries RP-2014 Mortality Tables using Scale MP-2015.  The discount rate is determined based on the rates of return on high-quality fixed income investments using the Citigroup Pension Liability Index as of the measurement date (long-term rates of return are not considered because the plan has no assets).

Stock Options and Restricted Stock Awards.  The Company has share-based employee compensation plans primarily in the form of restricted common stock ("restricted stock"), restricted stock units ("RSUs") and stock options, which are described more fully in Note 8. The Company recognizes the cost of share-based payments over the service period based on the grant date fair value of the award.  The grant date fair value for stock options is estimated using the Black-Scholes option-pricing model adjusted for the unique characteristics of the awards.

NOTE 2:	OTHER BALANCE SHEET CAPTIONS

Inventory.  Inventory consists of the following:

	December 31,
	2015	2014
Finished goods	$15,126	$10,039
Barreled distillate (bourbon and whiskey)	28,278	11,114
Raw materials	6,675	5,440
Work in process	2,364	2,023
Maintenance materials	5,371	4,913
Other	887	912
Total	$58,701	$34,441

Property and equipment.  Property and equipment consist of the following:

	December 31,
	2015	2014
Land, buildings and improvements	$56,143	$43,443
Transportation equipment	5,417	2,717
Machinery and equipment	152,742	149,218
Construction in progress	15,612	2,798
Property and equipment, at cost	229,914	198,176
Less accumulated depreciation and amortization	(146,360)	(134,295)
Property and equipment, net	$83,554	$63,881

Property and equipment includes machinery and equipment assets under capital leases totaling $8,376 at December 31, 2015 and 2014. Accumulated depreciation for these assets totaled $5,756 and $4,708 at December 31, 2015 and 2014, respectively.

Accrued expenses.  Accrued expenses consist of the following:

	December 31,
	2015	2014
Employee benefit plans	$1,027	$973
Salaries and wages	6,790	4,633
Restructuring and severance charges (Note 9)	517	208
Property taxes	784	764
Other accrued expenses	1,282	1,432
Total	$10,400	$8,010

NOTE 3:	EQUITY METHOD INVESTMENTS

As of December 31, 2015, the Company’s investments accounted for on the equity method of accounting consist of the following: (1) 30 percent interest in ICP, which manufactures alcohol for fuel, industrial and beverage applications, and (2) 50 percent interest in DMI, which produced certain specialty starch and protein ingredients.

ICP Investment

ICP's Limited Liability Company Agreement generally allocates profits, losses and distributions of cash of ICP based on the percentage of a member's capital contributions to ICP relative to total capital contributions of all members ("Percentage Interest") to ICP, of which the Company has 30 percent and its joint venture partner, ICP Holdings, has 70 percent.

The Limited Liability Company Agreement grants the right to either member to elect (the "Electing Member") to shut down the Pekin facility ("Shutdown Election") if ICP operates at an EBITDA (as defined in the agreement) loss greater than or equal to $500 in any quarter, subject to the right of the other member (the "Objecting Member") to override that election. If the Objecting Member overrides the election, then EBITDA loss and EBITDA profit for each subsequent quarter are allocated 80 percent to the Objecting Member and 20 percent to the Electing Member until the end of the applicable quarter in which the Electing Member withdraws its Shutdown Election and thereafter allocations revert to a 70 percent/30 percent split (subject to a catch-up allocation of 80 percent of EBITDA profits to the Objecting Member until it equals the amount of EBITDA loss allocated to such member on an 80 percent/20 percent basis).  ICP experienced an EBITDA loss in excess of $500 for the quarter ended March 31, 2013, which was one factor that prompted the Company to deliver notice of its Shutdown Election on April 18, 2013. However, the Company withdrew its Shutdown Election on March 31, 2014 (thereby causing the allocation of profits and losses to revert to 30 percent to the Company and 70 percent to ICP Holdings as of April 1, 2014) based partially on the strong financial results ICP generated during the period ended March 31, 2014.

During 2014, management reassessed the most likely events that would result in a recovery of its investment in ICP and, as a result, the Company remeasured its cumulative equity in the undistributed earnings of ICP. The cumulative effect of this change in estimate resulted in a decrease in equity method investment earnings of ICP of $1,882 for the period beginning April 1, 2013 and ending March 31, 2014; a decrease in the earnings per share of $0.10 per share for the year to date period ended September 30, 2014; and a decrease in the related equity method investment in ICP at September 30, 2014, of $1,882.

On December 3, 2014, the ICP advisory board recommended payment of a cash dividend distribution to its members. The Company received its portion of the distribution, $4,835, on December 4, 2014. The cash dividend distribution received was a return on investment and, therefore, reduced the Company's equity method investment in ICP on its consolidated balance sheets by $4,835, and was a source of cash flow from operating activities of $4,835. See Notes 14 and 18 for information regarding a cash dividend distribution received from ICP in 2016.

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

Related Party Transactions

See Note 14 for discussion of related party transactions.

Realizability of investments

No other than temporary impairments were recorded during 2015, 2014, and 2013 for the Company's equity method investments.

Summary Financial Information

Condensed financial information of the Company’s equity method investment in ICP is shown below:

	Year Ended December 31,
ICP’s Operating results:	2015		2014	2013
Net sales(a)	$166,905		$236,486	$193,682
Cost of sales and expenses(b)	(146,098)		(196,551)	(194,519)
Net income (loss)	$20,807	(c)	$39,935	$(837)

(a)	Includes related party sales to MGPI of $40,787, $35,613, and $7,736 for 2015, 2014, and 2013, respectively.

(b)	Includes depreciation and amortization of $2,634, $2,847, and $4,523 for 2015, 2014, and 2013, respectively.

(c)	Includes business interruption insurance proceeds of $4,112 for 2015.

The Company’s equity method investment earnings (losses) are as follows:

	Year Ended December 31,
	2015	2014	2013
ICP (30% interest)	$6,242	$10,098	$(251)
DMI (50% interest)	(140)	39	47
Total	$6,102	$10,137	$(204)

The Company’s equity method investments are as follows:

	December 31,
	2015	2014
ICP (30% interest) (a)	$18,179	$11,924
DMI (50% interest)	384	449
Total	$18,563	$12,373

(a)	During 2014, the Company received a $4,835 cash distribution from ICP, which reduced the Company's investment in ICP.

NOTE 4:	CORPORATE BORROWINGS AND CAPITAL LEASE OBLIGATIONS

Indebtedness Outstanding.  Debt consists of the following:

	December 31,
	2015	2014
Credit Agreement - Revolver, 2.315% (variable rate) due 2020	$23,172	$—
Credit Agreement - Fixed Asset Sub-Line term loan, 2.693% (variable rate) due 2020	6,254	6,670
Secured Promissory Note, 3.71% (variable rate) due 2022	2,670	—
Secured Promissory Note, 6.89% (variable rate), due 2016.	36	404
Capital Lease Obligation, 2.61%, due 2017	1,964	3,209
Unamortized loan fees	(636)	(384)
Total	33,460	9,899
Less current maturities of long term debt	(3,345)	(2,613)
Long-term debt	$30,115	$7,286

The Company has a credit agreement with its bank group for $80,000 that expires in February 2020.  The credit agreement includes a quantitative covenant that requires a Fixed Charge Coverage Ratio (as defined in the agreement) to not be less than 1.10:1.00 if excess availability is less than $10,000.  The Company was in compliance with these covenants at December 31, 2015.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), which simplifies the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015 (and interim periods within those fiscal years) with retrospective application required (see Note 15). The Company's consolidated balance sheets have been retrospectively adjusted for the presentation of debt issuance costs as required by ASU 2015-03 for the year ended December 31, 2014. As of December 31, 2015 and December 31, 2014, the Company had $636 and $384, respectively, of unamortized loan fees related to its debt that were reclassified as a direct deduction from the carrying amount of the related debt liability in the consolidated balance sheets for each of the years presented.

Leases

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

Lenders having liens on the Atchison facility, including its revolving credit lender, Wells Fargo Bank, National Association, entered into mortgagee's waivers with respect to the leased property.  As described in Note 2, this equipment is included in property, plant and equipment.

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

The purpose of the transaction was to facilitate certain property tax abatement opportunities available related to the constructed facilities.  The facilities acquired with bond proceeds will receive property tax abatements which terminate upon maturity of the Bonds on December 1, 2016.  The issuance of the Bonds was integral to the tax abatement process.  Financing for the Facilities was provided internally from the Company’s operating cash flow.  Accordingly, upon consummation of the transaction and issuance of the Bonds, the Company acquired all Bonds issued for $7,000, excluding transaction fees.  As a result, the Company owns all of the outstanding Bonds.  Because the Company owns all outstanding Bonds, management considers the debt canceled and, accordingly, no amount for these Bonds is reflected as debt outstanding on the Consolidated Balance Sheets as of December 31, 2015 or 2014.

Below is a summary of the financial asset and liability that are offset as of December 31, 2015 and 2014, respectively.

	(1)	(2)	(3) = (1) - (2)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts offset in the Balance Sheet	Net Amounts of Assets (Liabilities) presented in the Balance Sheet
December 31, 2015:
Investment in bonds	$7,000	$7,000	$0
Capital lease obligation	$(7,000)	$(7,000)	$0

December 31, 2014:
Investment in bonds	$7,000	$7,000	$0
Capital lease obligation	$(7,000)	$(7,000)	$0

Leases and Debt Maturities.  The Company leases railcars and other assets under various operating leases.  For railcar leases, the Company is generally required to pay all service costs associated with the railcars.  Rental payments include minimum rentals plus contingent amounts based on mileage.  Rental expenses under operating leases with terms longer than one month were $2,283, $2,241 and $2,844 for the years ended December 31, 2015 and 2014, respectively. Minimum annual payments and present values thereof under existing debt maturities, capital leases and minimum annual rental commitments under non-cancelable operating leases are as follows:

			Capital Leases
Year Ending December 31,	Credit Agreement	Long-Term Debt	Minimum Lease Payments	Less Interest	Net Present Value	Total Debt
2016	$—	$380	$1,988	$24	$1,964	$2,344
2017	—	357	—	—	—	357
2018	—	371	—	—	—	371
2019	—	385	—	—	—	385
2020	29,426	400	—	—	—	29,826
Thereafter	—	813	—	—	—	813
Total	$29,426	$2,706	$1,988	$24	$1,964	$34,096

NOTE 5:	INCOME TAXES

Income tax expense (benefit) from continuing operations is composed of the following:

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$8,954	$—	$(16)
State	1,003	229	29
	9,957	229	13
Deferred:
Federal	3,174	5,010	(642)
State	(904)	(2,974)	(85)
	2,270	2,036	(727)
Total	$12,227	$2,265	$(714)

Income tax expense (benefit) also included tax expense (benefit) allocated to comprehensive income (loss) for 2015, 2014, and 2013, of $83, $(198), and $136, respectively (see the Consolidated Statements of Comprehensive Income (Loss)).

A reconciliation of income tax expense (benefit) from continuing operations at the normal statutory federal rate to the provision included in the accompanying Consolidated Statements of Operations is shown below:

	Year Ended December 31,
	2015	2014	2013
"Expected" provision at federal statutory rate	$13,446	$9,116	$(2,282)
State income taxes, net	1,714	709	(705)
Change in valuation allowance	(2,385)	(7,618)	2,222
Domestic production activity deduction	(1,002)	—	—
Other	454	58	51
Income tax expense (benefit)	$12,227	$2,265	$(714)
Effective tax rate	31.8%	8.7%	10.9%

The tax effects of temporary differences giving rise to deferred income taxes shown on the consolidated balance sheets are as follows:

	December 31,
	2015	2014
Deferred income tax assets:
Post-retirement liability	$1,848	$1,968
Deferred income	1,343	1,637
Stock based compensation	2,247	2,108
Federal operating loss carryforwards	—	5,029
Capital loss carryforward	1,444	1,311
State tax credits	2,653	2,423
State operating loss carryforwards	2,216	4,574
Inventories	1,684	514
Other	2,224	2,891
Gross deferred income tax assets	$15,659	$22,455
Less: valuation allowance	(1,444)	(3,829)
Net deferred income tax assets	14,215	18,626
Deferred income tax liabilities:
Fixed assets	(16,050)	(18,823)
Other	(922)	(1,176)
Gross deferred income tax liabilities	(16,972)	(19,999)
Net deferred income tax liability	$(2,757)	$(1,373)

A schedule of the change in valuation allowance is as follows:

Valuation allowance
Balance at December 31, 2013	$11,275
Reductions	7,446
Balance at December 31, 2014	$3,829
Reductions	2,385
Balance at December 31, 2015	$1,444

During 2015 and 2014, the Company determined that it is more likely than not that it will realize a portion of its deferred tax assets. This determination was based on the Company's evaluation of the available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income, among other items. The Company's evaluation of the available evidence was significantly influenced by the fact that the Company was in a positive cumulative earnings position for the three year periods ended December 31, 2015 and 2014. The Company recorded a net tax benefit of $2,385 and $7,618 in 2015 and 2014, respectively, due to the release of a portion of its valuation allowance. The remaining valuation allowance as of December 31, 2015, is associated with capital loss carryforwards. The Company determined that utilization of this tax attribute was not more likely than not as of December 31, 2015.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The ASU is effective for public business entities for interim and annual periods in fiscal years beginning after December 15, 2016, however early adoption is permitted. The Company elected to early adopt the ASU on a prospective basis. As a result, the balance sheet classification for 2014 was not adjusted to be consistent with the year end 2015 reporting. The intent of the new standard was to simplify reporting of deferred taxes.  As such, the standard allows netting of current and non-current deferred taxes within a reporting jurisdiction and the resulting deferred tax assets and liabilities are presented as non-current in the Company’s Consolidated Balance Sheets at December 31, 2015.

As of December 31, 2015, the Company had approximately $45,900 in gross state net operating loss carryforwards. As of December 31, 2014, the Company had approximately $14,367 and $79,666 of federal and state net operating loss carryforwards, respectively. Due to varying state carryforward periods, the state net operating losses and credit carryforwards will expire between calendar years 2016 and 2035. The Company has a federal capital loss carryforward of $3,658 as of December 31, 2015, which will expire if not used in varying periods between 2016 and 2020.

The Company treats accrued interest and penalties related to tax liabilities, if any, as a component of income tax expense.  During 2015, 2014, and 2013, the Company’s activity in accrued interest and penalties was not significant.

The following is a reconciliation of the total amount of unrecognized tax benefits (excluding interest and penalties) for 2015, 2014, and 2013:

	Years Ended December 31,
	2015	2014	2013
Beginning of year balance	$613	$566	$445
Additions for tax positions of prior years	—	8	62
Additions for tax positions of the current year	—	39	59
End of year balance	$613	$613	$566

For each period presented, substantially all of the amount of unrecognized benefits (excluding interest and penalties) would impact the effective tax rate, if recognized. The Company reasonably expects that the amount of unrecognized tax benefit will decrease by approximately $580 in the next 12 months.

The Company’s federal and state income tax returns for calendar year 2012 and forward are open to examination, with the exception of certain net operating losses and credit carryforwards originating in years prior to 2012 that remain subject to adjustment.

NOTE 6:	EQUITY AND EARNINGS (LOSS) PER SHARE

Dividends and Dividend Equivalents

On March 12, 2015, the Board of Directors announced a dividend payable to stockholders of record as of March 26, 2015, of the Company's common stock, no par value ("Common Stock"), and a dividend equivalent payable to holders of RSUs as of March 26, 2015, of $0.06 per share and per unit.  The total payment of $1,087, comprised of dividend payments of $1,061 and dividend equivalent payments of $26 was paid on April 21, 2015.

On February 28, 2014, the Board of Directors declared a dividend payable to stockholders of record as of March 17, 2014, of the Company's Common Stock and a dividend equivalent payable to holders RSUs as of March 17, 2014, of $0.05 per share and per unit.  The total payment of $907, comprised of dividend payments of $884 and dividend equivalent payments of $23, was paid on April 9, 2014.

On February 28, 2013, the Board of Directors declared a dividend payable to stockholders of record as of March 18, 2013, of Common Stock and a dividend equivalent payable to holders of RSUs as of March 18, 2013, of $0.05 per share and per unit.  The total payment of $916, comprised of dividend payments of $897 and dividend equivalent payments of $19, was paid on April 10, 2013.

See Note 18 for a dividend declaration made in 2016.

Capital Stock

Common Stockholders are entitled to elect four of the nine members of the Board of Directors, while Preferred Stockholders are entitled to elect the remaining five members. All directors are elected annually for a one year term. Any vacancies on the Board are to be filled only by the stockholders and not by the Board. Stockholders holding 10 percent or more of the outstanding Common or Preferred Stock have the right to call a special meeting of stockholders. Common Stockholders are not entitled to vote with respect to a merger, dissolution, lease, exchange or sale of substantially all of the Company’s assets, or on an amendment to the Articles of Incorporation, unless such action would increase or decrease the authorized shares or par value of the Common or Preferred Stock, or change the powers, preferences or special rights of the Common or Preferred Stock so as to affect the Common Stockholders adversely. Generally, Common Stockholders and Preferred Stockholders vote as separate classes on all other matters requiring shareholder approval.
On January 3, 2012, the Company reorganized into a holding company structure.  In connection with this transaction, the new holding company was similarly structured in terms of number of shares of Common Stock and Preferred Stock, the articles of incorporation and officer and directors.  The Reorganization did not change the designations, rights, powers or preferences relative rights to holders of our Preferred or Common Stock as described above.  Further, in connection with the Reorganization, the Company’s treasury shares were canceled, which also reduced the number of issued shares.  The Company had historically used this treasury stock for issuance of Common Stock under the Company’s equity-based compensation plans.  With the retirement of these treasury shares, the Company reserved certain authorized shares for issuance of Common Stock under the equity-based compensation plans that were active at that time. At December 31, 2015, reserved authorized shares remaining for issuance of Common Stock were 337,500 employee unvested RSUs under the Stock Incentive Plan of 2004 (the "2004 Plan") (see Note 8).

On September 1, 2015, our Board of Directors authorized the purchase of 950,000 shares of common stock for $14,488 in a privately-negotiated transaction with F2 SEA, Inc., an affiliate of SEACOR Holdings, Inc. pursuant to a Stock Repurchase Agreement. SEACOR Holdings, Inc. is the 70 percent owner of ICP, the Company's 30 percent equity method investment.

Earnings (Loss) Per Share

The computations of basic and diluted earnings (loss) per share from continuing operations are as follows:

	Year Ended December 31,
	2015	2014	2013
Continuing Operations:
Net operating income (loss)(a)	$26,191	$23,675	$(5,807)
Less: Amounts allocated to participating securities (non-vested shares and units) (b)	873	832	—
Net operating income (loss) attributable to common shareholders	$25,318	$22,843	$(5,807)
Discontinued Operations:
Discontinued operations attributable to all shareholders	—	—	878
Less: Amounts allocated to participating securities (nonvested shares and units) (b)	—	—	—
Discontinued operations attributable to common shareholders	$—	$—	$878
Net income (loss)(c)	$25,318	$22,843	$(4,929)

Share information:
Basic weighted average common shares(d)	17,123,556	17,305,866	17,069,455
Incremental shares from potential dilutive securities (e)	—	—	—
Diluted weighted average common shares	17,123,556	17,305,866	17,069,455

Basic earnings (loss) per share(f)
Income (loss) from continuing operations(g)	$1.48	$1.32	$(0.34)
Income from discontinued operations(h)	—	—	0.05
Net income (loss)	$1.48	$1.32	$(0.29)

Diluted earnings (loss) per share(f)
Income (loss) from continuing operations(g)	$1.48	$1.32	$(0.34)
Income from discontinued operations(h)	—	—	0.05
Net income (loss)	$1.48	$1.32	$(0.29)

(a)	Net operating income (loss) attributable to all shareholders.

(b)
Participating securities include 128,500, 278,900, and 569,296 nonvested restricted stock for the years ended December 31, 2015, 2014, and 2013, as well as 437,946, 413,288, and 371,502 RSUs for the years ended December 31, 2015, 2014, and 2013, respectively. Participating securities do not receive an allocation in periods when a loss is experienced.

(c)	Net income (loss) attributable to common shareholders.

(d)
Under the two-class method, basic weighted average common shares exclude outstanding nonvested participating securities consisting of restricted stock awards of 128,500, 278,900, and 569,296 for 2015, 2014, and 2013, respectively.

(e)
Potential dilutive securities have not been included in the earnings (loss) per share computation in a period when a loss is experienced. At December 31, 2015 and 2014, the Company had 0 and 4,000 stock options outstanding, respectively, and 0 shares were potentially dilutive at December 31, 2015 and 4,000 shares were potentially dilutive at December 31, 2014. The 4,000 potentially dilutive shares at December 31, 2014 resulted in no incremental shares for the year ended December 31, 2014.

(f)
Basic and diluted weighted average common shares for 2015 were affected by the September 1, 2015, purchase of 950,000 shares of common stock in a privately-negotiated transaction with F2 SEA, Inc., an affiliate of SEACOR Holdings, Inc. pursuant to a Stock Repurchase Agreement. SEACOR Holdings, Inc. is the 70 percent owner of ICP, the Company's 30 percent equity method investment.

(g)	Income (loss) from continuing operations based on net income (loss) attributable to common shareholders.

(h)	Income from discontinued operations based on net loss attributable to common shareholders.

Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Pension Plan Items	Post-Employment Benefit Plan Items	Equity Method Investment Translation Adjustment and Post-Employment Benefit Adjustment	Total
Balance, December 31, 2012	$(627)	$429	$(35)	$(233)
Other comprehensive income (loss) before reclassifications	179	333	18	530
Amounts reclassified from accumulated other comprehensive income	71	(372)	—	(301)
Net 2013 other comprehensive income (loss)	250	(39)	18	229
Balance, December 31, 2013	$(377)	$390	$(17)	$(4)
Other comprehensive income (loss) before reclassifications	218	(1,620)	(15)	(1,417)
Amounts reclassified from accumulated other comprehensive income	(85)	774	—	689
Net 2014 other comprehensive income (loss)	133	(846)	(15)	(728)
Balance, December 31, 2014	$(244)	$(456)	$(32)	$(732)
Other comprehensive income (loss) before reclassifications	(355)	47	(10)	(318)
Amounts reclassified from accumulated other comprehensive income	599	(101)	52	550
Net 2015 other comprehensive income (loss)	244	(54)	42	232
Balance, December 31, 2015	$—	$(510)	$10	$(500)

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement of Operations
Pension Plan Items:
Recognized net actuarial loss	$25	(a)
Settlement loss	414	(a)
	439	Total before tax
	160	Tax expense
	$599	Net of tax
Post Employment Benefit Items:
Amortization of prior service cost	$(338)	(a)
Recognized net actuarial loss	278	(a)
	(60)	Total before tax
	(41)	Tax benefit
	$(101)	Net of tax
Equity Method Investment Adjustment:
Foreign currency loss	$88
	(36)	Tax benefit
	$52	Net of tax
Reclassifications for 2015	$550	Net of tax

(a)	These accumulated other comprehensive income components are included in the computation of net period pension cost. See Note 8 for additional details.

NOTE 7:	COMMITMENTS AND CONTINGENCIES

Commitments

The following table provides information on all amounts and payments of the Company's contractual obligations/commitments at December 31, 2015:

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long term debt (a)	$2,706	$380	$728	$785	$813
Interest on Long term debt(a)	367	95	149	92	31
Post-employment benefit plan obligations(b)	4,516	545	1,070	1,054	1,847
Capital leases (a)	1,988	1,988	—	—	—
Operating leases	11,016	3,972	3,704	1,952	1,388
Purchase	79,427	75,783	3,474	151	19
Total	$100,020	$82,763	$9,125	$4,034	$4,098

(a) See Note 4.
(b) See Note 8.

The Company's future operating lease commitments at December 31, 2015 are as follows:

Years ending December 31,
2016	$3,972
2017	2,464
2018	1,240
2019	1,003
2020	949
Thereafter	1,388
Total	$11,016

Contingencies

There are various legal and regulatory proceedings involving the Company and its subsidiaries.  The company accrues estimated costs for a contingency when management believes that a loss is probable and can be reasonably estimated.

The Alcohol and Tobacco Tax Trade Bureau ("TTB") performed a federal excise tax audit of the Company’s subsidiaries, MGPI of Indiana, LLC and MGPI Processing, Inc., for the periods January 1, 2012 through July 31, 2015 and January 1, 2013 through July 31, 2015, respectively. The Company is in the process of addressing the preliminary findings of the TTB audit regarding clerical errors and support for storage losses. The Company is unable to determine the probability that additional excise tax and penalties will be owed and cannot reasonably estimate the amount thereof. However, the Company believes it is probable that a penalty may be imposed by the TTB as a result of certain TTB audit findings but it is unable to reasonably estimate the amount thereof.

Management expects that the aggregate liabilities, if any, arising from such legal and regulatory proceedings, including the TTB audit, would not have a material adverse effect on the consolidated financial position or results of operations of the Company.

NOTE 8:	EMPLOYEE BENEFIT PLANS

401(k) Plans.  The Company has established 401(k) plans covering all employees after certain eligibility requirements are met.  Amounts charged to operations for employer contributions related to the plans totaled $1,032, $1,029, and $1,004 for 2015, 2014, and 2013, respectively.

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

The Society of Actuaries released its final reports of the pension plan RP-2014 Mortality Tables and the Mortality Improvement Scale MP-2014 on October 27, 2014.  Although new mortality tables were released, the Internal Revenue Service stated that it would continue to use the 2000 tables through calendar 2015. Because the pension benefit plan was in process of termination, the actuarial valuation of the pension benefit plan considered that all remaining assets of the plan were distributed to plan participants or transferred to an insurer during 2015, followed by the closing of the pension trust account, so the new mortality tables were not adopted.

Post-Employment Benefits.  The Company sponsors life insurance coverage as well as medical benefits, including prescription drug coverage, to certain retired employees and their spouses.  During the year ended December 31, 2014, the Company made a change to the plan to terminate post-employment health care and life insurance benefits for all union employees except for a specified grandfathered group.  At December 31, 2015 the plan covered 211 participants, both active and retired.  The post-employment health care benefit is contributory for spouses under certain circumstances.  Otherwise, participant contribution premiums are not required.  The health care plan contains fixed deductibles, co-pays, coinsurance and out-of-pocket limitations.  The life insurance segment of the plan is noncontributory and is available to retirees only.

The Company funds the post-employment benefit on a pay-as-you-go basis, and there are no assets that have been segregated and restricted to provide for post-employment benefits.  Benefit eligibility for the current remaining grandfathered active group (29 employees) is age 62 and five years of service. The Company pays claims and premiums as they are submitted.  The Company provides varied levels of benefits to participants depending upon the date of retirement and the location in which the employee worked.  An older group of grandfathered retirees receives lifetime health care coverage.  All other retirees receive coverage to age 65 through continuation of the Company group medical plan and a lump sum advance premium to the MediGap carrier of the retiree’s choice.  Life insurance is available over the lifetime of the retiree in all cases.

The Society of Actuaries released its final reports of the pension plan RP-2014 Mortality Tables and the Mortality Improvement Scale MP-2014 on October 27, 2014.  The impact of this change in assumed mortality on post-employment benefits liability was included in the Company's post-employment plan valuation for the year ended December 31, 2014.

On October 8, 2015, The Society of Actuaries released an updated mortality improvement scale for pension plans that incorporates two additional years of Social Security mortality data that have been recently released. The updated scale - MP-2015 - reflects a trend toward somewhat smaller improvements in longevity. The impact of this change in assumed mortality on post-employment benefits liability was included in the Company's post-employment plan valuation for the year ended December 31, 2015.

The Company’s measurement date is December 31.  The Company expects to contribute approximately $545, net of $22 of Medicare Part D subsidy receipts, to the plan in 2016.

The status of the Company’s plans at December 31, 2015, 2014, and 2013 was as follows:

	Pension Benefit Plans			Post-Employment Benefit Plan
	December 31,			December 31,
	2015	2014	2013	2015	2014	2013
Change in benefit obligation:
Beginning of year	$2,016	$2,190	$2,690	$4,926	$4,827	$5,700
Service cost	—	—	—	51	72	127
Interest cost	36	87	83	141	149	165
Actuarial loss (gain)	(9)	35	(241)	45	1,632	(558)
Negative plan amendment benefit	—	—	—	—	(1,183)	—
Benefits paid	(2,043)	(296)	(342)	(482)	(571)	(607)
Benefit obligation at end of year	$—	$2,016	$2,190	$4,681	$4,926	$4,827

The following table shows the change in plan assets:

	Pension Benefit Plans
	December 31,
	2015	2014
Fair value of plan assets at beginning of year	$1,300	$1,550
Actual return on plan assets	2	46
Employer contributions	741	—
Benefits paid	(2,043)	(296)
Fair value of plan assets at end of year	$—	$1,300

Assumptions used to determine accumulated benefit obligations as of the year-end were:

	Pension Benefit Plans		Post-Employment Benefit Plan
	Year Ended December 31,		Year Ended December 31,
	2015	2014	2015	2014
Discount rate	3.65%	3.58%	3.20%	2.99%
Measurement date	December 31, 2015(a)	December 31, 2014	December 31, 2015	December 31, 2014

(a)	The measurement date was June 30, 2015 for termination liabilities in 2015.

Assumptions used to determine net benefit cost for 2015, 2014, and 2013 were:

	Pension Benefit Plans			Post-Employment Benefit Plan
	Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2015	2014		2013
Expected return on Assets	7.00%	7.00%	7.00%	—	—		—
Discount rate	3.58%	4.11%	3.19%	2.99%	3.95 / 3.39%	(a)	2.98%
Average compensation increase	n/a	n/a	n/a	n/a	n/a		n/a

(a)	The pension benefit plan was amended effective April 16, 2014 requiring a re-measurement valuation. The discount rate for 2014 was based on measurement dates of December 31, 2013 and April 16, 2014.

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

Components of net benefit cost are as follows:

	Pension Benefit Plans			Post-Employment Benefit Plan
	Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2015	2014	2013
Service cost	$—	$—	$—	$51	$72	$127
Interest cost	36	87	83	141	149	165
Expected return on assets	(45)	(104)	(114)	—	—	—
Amortization of prior service cost	—	—	—	(338)	(369)	(647)
Recognized net actuarial loss	25	21	66	278	18	28
Settlement losses	414	50	52	—	—	—
Net benefit cost	$430	$54	$87	$132	$(130)	$(327)

Changes in plan assets and benefit obligations recognized in other comprehensive income (loss) are as follows:

	Pension Benefit Plans			Post-Employment Benefit Plan
	Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2015	2014	2013
Net actuarial (loss) gain	$(35)	$(92)	$298	$(35)	$(1,632)	$558
Settlement losses	414	50	52	—	—	—
Plan amendment and curtailment	—	—	—	—	1,183	—
Recognized net actuarial loss	25	20	66	278	18	28
Amortization of prior service cost	—	—	—	(338)	(369)	(647)
Recognition of prior service cost due to curtailments	—	—	—	—	(52)	—
Total other comprehensive income (loss), pre-tax	404	(22)	416	(95)	(852)	(61)
Income tax expense (benefit)	160	(155)	166	(41)	(6)	(22)
Total other comprehensive income (loss), net of tax	$244	$133	$250	$(54)	$(846)	$(39)

Amounts recognized in the Consolidated Balance Sheets are as follows:

	Pension Benefit Plans		Post-Employment Benefit Plan
	As of December 31,		As of December 31,
	2015	2014	2015	2014
Accrued expenses	$—	$—	$(545)	$(506)
Other non-current liabilities	—	(716)	—	—
Accrued retirement benefits	—	—	(4,136)	(4,420)
Net amount recognized	$—	$(716)	$(4,681)	$(4,926)

The estimated amount that will be recognized from accumulated other comprehensive income (loss) into net periodic benefit cost during the year ended December 31, 2016 is as follows:

	Pension Benefit Plans	Post-Employment Benefit Plan
Actuarial net loss	$—	$(269)
Net prior service credits	—	338
Net amount recognized	$—	$69

The assumed average annual rate of increase in the per capita cost of covered benefits (health care cost trend rate) is as follows:

	Post-Employment Benefit Plan
	Year Ended December 31,
	2015			2014
	Group Plan	Lifetime Prescription Cost	Medicare Supplement	Pre-Medicare	Post-Medicare
Health care cost trend rate	7.50%	9.00%	5.00%	8.00%	7.00%
Ultimate trend rate	5.00%	5.00%	5.00%	5.00%	5.00%
Year rate reaches ultimate trend rate	2024	2025	2017	2028	2024

A one percentage point increase (decrease) in the assumed health care cost trend rate would have increased (decreased) the accumulated benefit obligation by $159 ($149) at December 31, 2015, and the service and interest cost would have increased (decreased) by $200 ($185) for the year ended December 31, 2015.

As of December 31, 2015, the following expected benefit payments (net of Medicare Part D subsidiary for Post-Employment Benefit Plan Payments), and the related expected subsidy receipts which reflect expected future service, as appropriate, are expected to be paid to plan participants:

	Pension Benefit Plan	Post-Employment Benefit Plan
	Expected Benefit Payments (a)	Expected Benefit Payments	Expected Subsidy Receipts
2016	$—	$567	$22
2017	—	561	21
2018	—	549	19
2019	—	561	18
2020	—	528	17
2021-2025	—	1,908	61
Total	$—	$4,674	$158

(a)	This expected pay-out schedule considers the termination of the pension benefit plan during 2015.

The weighted average asset allocation by asset category is as follows:

	Pension Benefit Plan
	As of December 31,
Asset Category	2015(a)	2014
Cash and cash equivalents	—%	58%
Equity Securities	—	26
Debt Securities	—	12
Other	—	4
Total	—%	100%

(a)	This weighted average asset allocation by asset category schedule considers the termination of the pension benefit plan during 2015.

Prior to the pension benefit plan's termination during 2015, the Company’s investment strategy was based on an expectation that equity securities would outperform debt securities over the long term.  Accordingly, the composition of the Company’s plan assets was broadly characterized as a 60 percent/30 percent/10 percent allocation between equity, debt and other securities.  The strategy utilized a diversified equity approach using multiple asset classes.  The fixed income portion was actively managed investment grade debt securities (which consisted of 80 percent or more of debt securities) with a lesser allocation to high-yield, international, inflation-protected, and rising rate debt securities.  Of the lesser allocation, any one debt category was no greater than 10 percent of the total debt portfolio.  The portfolio could also utilize alternative assets to mitigate risk in the portfolio.

The Company further mitigated investment risk by rebalancing between equity and debt classes to maintain allocation parameters to be within approximately +/-10 percent of established targets.  This was done to handle changes in asset allocation caused by Company contributions, monthly benefit payments, and general market volatility.  At December 31, 2014, the Company held 58 percent of its investments in cash due to anticipated benefit payments to be made during 2015. At December 31, 2015, the Company had no pension benefit plan asset investments due to the termination of the pension benefit plan during the year.

The following table sets forth the Company’s pension benefit plan assets as of December 31, 2014, by level within the fair value hierarchy. There is no table provided as of December 31, 2015, due to the termination of the pension benefit plan during 2015.

	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$753	$—	$—	$753
Equity Securities:
Domestic equity securities	332	—	—	332
International equity securities	—	—	—	—
Fixed income securities:
Investment grade domestic bonds	162	—	—	162
Other	53	—	—	53
Total	$1,300	$—	$—	$1,300

Level 1 assets are valued based on quoted prices in active markets for identical securities. The majority of Level 1 assets listed above include exchange traded index funds, bond funds and mutual funds.

Equity-Based Compensation Plans.  As of December 31, 2015, the Company was authorized to issue 40,000,000 shares of Common Stock and had a treasury share balance of 1,434,389 at December 31, 2015.

The Company currently has two active equity-based compensation plans: the Employee Equity Incentive Plan of 2014 (the "2014 Plan") and the Non-Employee Director Equity Incentive Plan (the "Directors' Plan"). The plans were approved by shareholders at the Company's annual meeting in May 2014. The 2014 Plan replaced the 2004 Plan, although the 2004 Plan had a remaining balance of 128,500 nonvested outstanding awards at December 31, 2015. The Directors' Plan replaced the Directors' Option Plan and the Directors' Stock Plan, and the Directors' Option Plan had a remaining balance of zero unexercised awards at December 31, 2015.

The Company’s equity-based compensation plans provide for the awarding of stock options, stock appreciation rights, shares of restricted stock and RSUs for senior executives and salaried employees as well as outside directors.  Compensation expense related to restricted stock awards is based on the market price of the stock on the date the Board of Directors communicates the approved award and is amortized over the vesting period of the restricted stock award. The Consolidated Statements of Operations for 2015, 2014, and 2013 reflect total share-based compensation costs and director fees for awarded grants of $1,373, $931, and $932, respectively, related to these plans.

For long-term incentive awards to be granted in the form of RSUs in 2016 based on 2015 results, the Human Resources and Compensation Committee ("HRCC") determined that the grants would have performance conditions that would be based on the same performance metrics as the Short-Term Incentive Plan (the "STI Plan"). The performance metrics are operating income, barreled distillate put away, and ICP equity. Because management determined at the beginning of 2015 that the performance metrics would most likely be met or exceeded, amortization of the estimated dollar pool of RSUs to be awarded based on 2015 results was started in the first quarter over an estimated 48-month period, including 12 months to the grant date and an additional 36 months to the vesting date. Prior to these awards, all long-term incentive grants were based on service conditions only, so amortization of the expense did not begin until the grants were awarded. The Consolidated Statements of Operations for 2015, 2014, and 2013 reflects share-based compensation costs for grants to be awarded of $482, $0, and $0, respectively.

At the Company's annual meeting in May 2014, shareholders also approved a new Employee Stock Purchase Plan (the "ESPP Plan") with 300,000 shares registered for employee purchase. The replacement of the current ESPP plan by the ESPP Plan approved in May 2014 is being evaluated by the Company.

On May 28, 2015, the Company terminated the employment of its Chief Financial Officer ("CFO"). Pursuant to the Separation Agreement and Release between the Company and its former CFO, consideration upon termination included the vesting at May 28, 2015, of 13,585 shares of Restricted Stock originally granted on August 26, 2010, at a cost of $231, which is reflected in Selling, general and administrative expenses on the Condensed Consolidated Statements of Comprehensive Income and Treasury stock, at cost on the Condensed Consolidated Balance Sheets. Additional consideration upon termination included severance costs detailed in Note 9.

Randall M. Schrick, the Company's Vice President of Production and Engineering, retired effective December 31, 2015. Mr. Schrick is providing consulting services to the Company, as needed, under the terms of a consulting agreement entered into with the Company on June 23, 2015, and amended on September 1, 2015 (the "Consulting Agreement"). The initial term of the Consulting Agreement is January 1, 2016, to December 31, 2018, and, under the Consulting Agreement, Mr. Schrick will provide consulting with respect to such business matters as he previously provided services as an employee. During the term of the Consulting Agreement and for an 18-month period thereafter, Mr. Schrick will be subject to customary noncompetition, customer and supplier nonsolicitation and employee nonsolicitation restrictions. In recognition of Mr. Schrick's service, the Company elected to continue the vesting of his shares of Restricted Stock and RSUs on their original vesting schedules, which extend beyond Mr. Schrick's intended retirement date. The Company determined that Mr. Schrick's retirement announcement resulted in a modification of his unvested equity awards. Accordingly, the recognition of the remaining associated compensation expense of $195 was accelerated and fully recognized over the period beginning with the measurement date of the modification, June 23, 2015, through December 31, 2015, Mr. Schrick's retirement date. Associated compensation expense is reflected in Selling, general and administrative expenses on the Condensed Consolidated Statements of Comprehensive Income. Mr. Schrick's unvested awards on the modification date were 16,500 shares of Restricted Stock and 29,941 RSUs.

2014 Plan

The 2014 Plan, with 1,500,000 shares registered for future grants, provides that vesting occurs pursuant to the time period specified in the particular award agreement approved for that issuance of RSUs, which is to be not less than three years unless vesting is accelerated due to the occurrence of certain events. As of December 31, 2015, 100,446 RSUs had been granted of the 1,500,000 shares approved for under the 2014 Plan.

Directors' Plan

The Director's Plan, with 300,000 shares registered for future grants, provides that vesting occurs pursuant to the time period specified in the particular award agreement approved for that issuance of equity.  As of December 31, 2015, 36,189 shares were granted of the 300,000 shares approved for grants under the Directors' Plan and all 36,189 shares were vested.

2004 Plan

Under the 2004 Plan, as amended, the Company granted incentives (including stock options and restricted stock awards) for up to 2,680,000 shares of the Company’s Common Stock to salaried, full time employees, including executive officers.  The term of each award generally was determined by the committee of the Board of Directors charged with administering the 2004 Plan.  Under the terms of the 2004 Plan, any options granted were non-qualified stock options, exercisable within ten years and had an exercise price of not less than the fair value of the Company’s Common Stock on the date of the grant.  As of December 31, 2015, no stock options and 128,500 unvested restricted stock shares (net of forfeitures) remained outstanding under the 2004 Plan.  As of December 31, 2015, no future grants can be made under the 2004 Plan.

In connection with the Reorganization, the 2004 Plan was amended to provide for grants in the form of RSUs.  The awards entitle participants to receive shares of stock following the end of a five-year vesting period.  Full or pro-rata accelerated vesting generally might occur upon a "change in the ownership" of the Company or the subsidiary for which a participant performed services, a "change in effective control" of the Company or a "change in the ownership of a substantial portion of the assets" of the Company (in each case, generally as defined in the Treasury regulations under Section 409A of the Internal Revenue Code), or if employment of a participant is terminated as a result of death, disability, retirement or termination without cause.  Participants have no voting of dividend rights under the awards that were granted; however, the awards provide for payment of dividend equivalents when dividends are paid to stockholders.  As of December 31, 2015, 337,500 unvested RSUs remained under the 2004 Plan.  As of December 31, 2015, no RSU awards were available for future grants under the 2004 Plan.

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
Directors' Option Plan

Under the Directors' Option Plan, each non-employee or "outside" director of the Company received on the day after each annual meeting of stockholders an option to purchase 2,000 shares of the Company’s Common Stock at a price equal to the fair market value of the Company’s Common Stock on such date.  The fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model. Options became exercisable on the 184th day following the date of grant and expired no later than ten years after the date of grant.  Subject to certain adjustments, a total of 180,000 shares were reserved for annual grants under the plan. The Directors' Option Plan expired in 2006 and, as of December 31, 2015, no stock options were available for future grants under the Directors' Option Plan. At December 31, 2015, no unexercised stock options remained under the Directors’ Option Plan.

Directors’ Stock Plan

Under the Directors’ Stock Plan, which was approved by stockholders at the 2006 annual meeting, as amended, the Company could grant incentives for up to 175,000 shares of the Company’s Common Stock to outside directors.  The plan allowed for grants to be made on the first business day following the date of each annual meeting of stockholders, whereby each non-employee director was awarded restricted stock with a fair market value as determined on the first business day following the annual meeting.  The shares awarded became fully vested upon the occurrence of one of the following events  (1) the third anniversary of the award date, (2) the death of the director, or (3) a change in control, as defined in the Plan.  The HRCC could allow accelerated vesting in the event of specified terminations.

In connection with the Reorganization, the Directors’ Stock Plan was amended to provide for grants in the form of RSUs instead of restricted stock.  The awards entitled participants to receive shares of stock following the end of a 3-year vesting period.  Participants had no voting or dividend rights under the awards that were granted; however, the awards provided for payment of dividend equivalents when dividends were paid to stockholders. By approval of the Company's Board of Directors on December 16, 2014, the vesting of all unvested RSUs was accelerated and occurred on that date.  As of December 31, 2015, no awards were available for future grants under the Directors’ Stock Plan.

A summary of the status of stock options awarded under the Company’s equity-based compensation plans for 2015, 2014, and 2013 is presented below:

	Year Ended December 31,
	2015		2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	4,000	$10.45	10,000	$9.91	20,000	$9.30
Granted	—	—	—	—	—	—
Canceled/Forfeited	—	—	—	—	(10,000)	8.69
Exercised	4,000	17.09	6,000	9.54
Outstanding at end of year	—	$—	4,000	$10.45	10,000	$9.91

At December 31, 2015, the aggregate intrinsic value of stock options outstanding and exercisable was zero since there were no remaining stock options outstanding.

Restricted Stock.  A summary of the status of restricted stock awarded under the Company’s equity-based compensation plans for 2015, 2014, and 2013 is presented below:

	Year Ended December 31,
	2015		2014		2013
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Non vested balance at beginning of year	278,900	$6.28	569,296	$5.26	933,887	$6.22
Granted	13,585	17.02	58,669	4.42	60,805	4.88
Forfeited	(30,800)	6.27	(206,282)	4.59	(181,687)	5.11
Vested	(133,185)	7.80	(142,783)	3.87	(243,709)	8.95
Non vested balance at end of year	128,500	$5.85	278,900	$6.28	569,296	$5.26

During 2015, 2014, and 2013, the total fair value of restricted stock awards vested was $1,038, $552, and $2,182, respectively.  As of December 31, 2015 there was $87 of total unrecognized compensation costs related to stock awards.  These costs are expected to be recognized over a weighted average period of approximately 0.7 years.

Restricted Stock Units.  A summary of the status of RSUs awarded under the Company’s equity-based compensation plans for 2015, 2014, and 2013 is presented below:

	Year Ended December 31,
	2015		2014		2013
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Non vested balance at beginning of year	413,288	$5.09	371,502	$4.34	423,264	$4.29
Granted	89,702	16.63	247,463	5.83	33,822	5.13
Forfeited	(54,506)	6.15	(135,104)	4.60	(71,223)	4.31
Vested	(10,538)	14.88	(70,573)	3.22	(14,361)	5.07
Non vested balance at end of year	437,946	$7.09	413,288	$5.09	371,502	$4.34

During 2015, 2014, and 2013 the total fair value of RSU awards vested was $157 and $227, and $72, respectively. As of December 31, 2015 there was $1,258 of total estimated unrecognized compensation costs related to RSU awards.  These costs are expected to be recognized over a weighted average period of approximately 2.2 years.

Annual Cash Incentive Plan. Effective January 1, 2014, the Company adopted a new STI Plan to replace its 2012 Cash Incentive Program. The STI Plan is designed to motivate and retain the Company's officers and employees and tie short-term incentive compensation to achievement of certain profitability goals by the Company. Pursuant to the STI Plan, short-term incentive compensation is dependent on the achievement of certain performance metrics by the Company, established by the Board of Directors. Each performance metric is calculated in accordance with the rules approved by the HRCC, which may adjust the results to eliminate unusual items. For 2015 the performance metrics were operating income, barreled distillate put away, and ICP equity. For 2014 the performance metrics were operating income, EBITDA, and cash earnings per share. Operating income for the performance metric was defined as reported GAAP operating income adjusted for certain discretionary items as determined by the Company's management ("adjusted operating income"). For 2014, adjusted operating income was determined to be operating income less insurance recoveries for property damage, net of the book value of property loss, received during the year. EBITDA and cash earnings per share were detailed in the Company's Proxy Statement for the 2015 annual meeting of shareholders. The HRCC determines the officers and employees eligible to participate under the STI Plan for the plan year as well as the target annual incentive compensation for each participant for each plan year.

Amounts expensed under the STI Plan totaled $4,964, $3,166, and $3,111 for 2015, 2014, and 2013, respectively.

NOTE 9:	RESTRUCTURING AND SEVERANCE COSTS

On December 3, 2013, the Company entered into a settlement agreement, pursuant to which the Company terminated the employment of its then-Chief Executive Officer and President ("CEO"). In connection with the settlement agreement, the Company agreed to pay severance and transition services costs, exclusive of out-of-pocket expenses, totaling $915. All such costs were expensed during 2013 and paid in 2014. Certain other members of management were terminated in 2014 whose severance is included in the Provision for additional expense and Payments and adjustments detailed in the following table for 2014.

On May 28, 2015, the Company terminated the employment of its CFO. Pursuant to the Separation Agreement and Release between the Company and its former CFO, related termination costs to the Company totaled $941, including the $231 pro-rata grant of Restricted Stock discussed in Note 8. The net termination costs of $710 is included in the provision for additional expense and $426 is included in payments and adjustments in the following table for 2015.

Activity related to restructuring and all severance costs is detailed below.

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of year	$208	$1,277	$484
Provision for additional expense(a)	1,004	406	1,525
Payments and adjustments	(695)	(1,475)	(732)
Balance at end of year	$517	$208	$1,277

(a)	Severance costs are included in the caption Selling, general and administrative expenses on the Consolidated Statements of Operations.

NOTE 10:	CONCENTRATIONS

Significant customers.  For 2015, 2014, and 2013, the Company had no sales to an individual customer that accounted for more than 10 percent of consolidated net sales.  During the years 2015, 2014, and 2013, the Company’s ten largest customers accounted for approximately 42 percent, 46 percent, and 44 percent of consolidated net sales, respectively.

Significant suppliers. For 2015, the Company had purchases from two grain suppliers that approximated 31 percent of consolidated purchases.  In addition, the Company’s 10 largest suppliers accounted for approximately 75 percent of consolidated purchases.

For 2014, the Company had purchases from one grain supplier that approximated 35 percent of consolidated purchases.  In addition, the Company’s 10 largest suppliers accounted for approximately 70 percent of consolidated purchases.

For 2013, the Company had purchases from one grain supplier that approximated 50 percent of consolidated purchases.  In addition, the Company’s 10 largest suppliers accounted for approximately 77 percent of consolidated purchases.

Workforce subject to collective bargaining.  As of December 31, 2015, the Company had 293 employees. A collective bargaining agreement covering 102 employees at the Atchison facility expires August 31, 2019. Another collective bargaining agreement covering 56 employees at the Lawrenceburg facility expires on December 31, 2017. As of December 31, 2014, the Company had 268 employees, 143 of whom were covered by collective bargaining agreements with two labor unions. As of December 31, 2013, the Company had 268 employees, 145 of whom were covered by collective bargaining agreements with two labor unions.

NOTE 11:	OPERATING SEGMENTS

The Company’s operations were historically classified into three reportable segments:  distillery products, ingredient solutions, and other. On February 8, 2013, the Company sold all of the assets included in its other segment, which was its bioplastics manufacturing business, including all of the assets at its bioplastics manufacturing facility in Onaga, Kansas and certain assets of its extruder bio-resin laboratory located in Atchison, Kansas.  The sale price was $2,797 and resulted in a gain, net of tax, of approximately $878 that was recognized as a gain on sale of discontinued operations for the year ended December 31, 2013. The remaining income statement activity for the year ended December 31, 2013 is not presented as discontinued operations due to the immateriality relative to the consolidated financial statements as a whole. At December 31, 2014 and 2015, the Company had two segments: distillery products and ingredient solutions. The distillery products segment consists of food grade alcohol and distillery co-products, such as distillers feed (commonly called dried distillers grain in the industry), fuel grade alcohol, and corn oil. The distillery products segment also includes warehouse services, including barrel put away, barrel storage, and barrel retrieval services. Ingredient solutions consists of specialty starches and proteins, commodity starches and commodity proteins.

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

	Year Ended December 31,
	2015	2014	2013
Net sales to customers:
Distillery products	$270,225	$256,561	$264,098
Ingredient solutions	57,379	56,842	58,967
Other(a)	—	—	199
Total	$327,604	$313,403	$323,264

Gross profit:
Distillery products	50,662	$22,332	$14,309
Ingredient solutions	7,871	6,099	6,986
Other(a)	—	—	(56)
Total	$58,533	$28,431	$21,239

Depreciation and amortization:
Distillery products	$8,900	$8,510	$8,209
Ingredient solutions	2,111	2,316	2,322
Other(a)	—	—	21
Corporate	1,371	1,499	1,457
Total	$12,382	$12,325	$12,009

Income (loss) from continuing operations before income taxes:
Distillery products	$49,097	$28,701	$11,987
Ingredient solutions	5,636	3,939	4,503
Other(a)	—	—	(90)
Corporate	(16,315)	(6,700)	(22,921)
Total	$38,418	$25,940	$(6,521)

(a)	Assets from this segment were sold February 8, 2013 as previously described.

	December 31,
	2015	2014
Identifiable Assets
Distillery products	$131,963	$98,791
Ingredient solutions	24,023	23,324
Corporate	38,324	38,100
Total	$194,310	$160,215

Revenue from foreign sources totaled $18,772, $16,306 and $12,665, for 2015, 2014, and 2013, respectively, and is largely derived from Japan and Canada.  There is an immaterial amount of assets located in foreign countries.

NOTE 12:	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2015	2014	2013
Non-cash investing and financing activities:
Purchase of property and equipment in accounts payable	$1,784	$574	$1,675
Additional cash payment information:
Interest paid	818	903	1,286
Income tax paid	9,393	146	254

NOTE 13:	DERIVATIVE INSTRUMENTS

Certain commodities the Company uses in its production process are exposed to market price risk due to volatility in the prices for those commodities.  The Company's grain supply contract for its Lawrenceburg and Atchison facilities permits the Company to purchase grain for delivery up to 12 months into the future at negotiated prices.  The pricing for these contracts is based on a formula using several factors.  The Company has determined that the firm commitments to purchase grain under the terms of these contracts meet the normal purchases and sales exception as defined under ASC 815, Derivatives and Hedging , and has excluded the fair value of these commitments from recognition within its consolidated financial statements until the actual contracts are physically settled.

The Company’s production process also involves the use of wheat flour and natural gas. The contracts for wheat flour and natural gas range from monthly contracts to multi-year supply arrangements; however, because the quantities involved have always been for amounts to be consumed within the normal expected production process, the Company has determined that these contracts meet the criteria for the normal purchases and sales exception and have excluded the fair value of these commitments from recognition within its consolidated financial statements until the actual contracts are physically settled. See Note 7 for a discussion of the Company’s direct material purchase commitments.

NOTE 14:	RELATED PARTY TRANSACTIONS

Information related to the Company’s related party transactions is as follows:

Transactions with ICP and ICP Holdings

The Company has various agreements with ICP and ICP Holdings, including a Contribution Agreement, an LLC Interest Purchase Agreement, and a Limited Liability Company Agreement.

As of December 31, 2015 and 2014, the Company recorded $2,291 and $3,333, respectively, of amounts due to ICP that are included in the Accounts payable to affiliate, net, caption on the accompanying Consolidated Balance Sheets and purchased approximately $40,787, $35,613 and $7,736, respectively, of product from ICP during 2015, 2014, and 2013, respectively, that are included in the Cost of sales caption on the Consolidated Statements of Operations.

On February 26, 2016, the Company received a cash dividend distribution from ICP of $3,300, which was its 30 percent ownership share of the total distribution (see Notes 4 and 18). On December 4, 2014, the Company received a $4,835 cash dividend distribution from ICP.

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
On December 3, 2013, the Company and each of the directors at that time entered into a Settlement Agreement and Mutual Release Agreement ("Settlement Agreement") with the Cray Group, which provided for the dismissal with prejudice of all claims brought by any party and the termination without cause of its then Chief Executive Officer, and established a date to reconvene the Annual Meeting, among other matters described therein. The Company incurred $3,701 of expenses related to these related matters. The Cray Group was also entitled to reimbursement of reasonable out-of-pocket expenses up to a cap of $1,775. The Cray Group submitted reimbursement requests for $1,764, which the Company fully accrued at December 31, 2013 and fully paid in 2014. Such costs are included in the caption Selling, General and Administrative Expenses on the Consolidated Statement of Operations. Pursuant to the terms of his Employment Agreement and a Transition Services Agreement, $915 of severance and fees were paid to the Company's former CEO, as further described in Note 9.

NOTE 15:	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases, which aims to make leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. This ASU is effective for all interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which will significantly change the income statement impact of equity investments, and the recognition of changes in fair value of financial liabilities when the fair value option is elected. The ASU is effective for public business entities for interim and annual periods in fiscal years beginning after December 15, 2017. The Company is evaluating the effect that ASU 2015-03 will have on its consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The ASU is effective for public business entities for interim and annual periods in fiscal years beginning after December 15, 2016, however early adoption is permitted. The Company elected to early adopt the ASU on a prospective basis. As a result, the balance sheet classification for 2014 was not adjusted to be consistent with the year end 2015 reporting. The intent of the new standard was to simplify reporting of deferred taxes.  As such, the standard allows netting of current and non-current deferred taxes within a reporting jurisdiction and the resulting deferred tax assets and liabilities are presented as non-current in the Company’s Consolidated Balance Sheets at December 31, 2015 (see Note 5).

In September 2015 the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The ASU is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted. ASU 2015-16 would impact the Company's consolidated financial statements and related disclosures only in the instance of a business combination.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), which simplifies the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015 (and interim periods within those fiscal years) with early adoption permitted and retrospective application required. The Company adopted ASU 2015-03 for its year ended December 31, 2015, as required, and retrospectively adjusted its Consolidate Balance Sheets for the presentation of debt issuance costs as required for the years ended December 31, 2015 and December 31, 2014 (see Note 4).

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

NOTE 16:	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year Ended December 31, 2015(a) (b)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Sales	$85,072	$83,880	$92,071	$84,864
Less: excise tax	3,563	3,552	6,717	4,451
Net sales	81,509	80,328	85,354	80,413
Cost of sales	65,754	68,466	67,826	67,025
Gross profit	15,755	11,862	17,528	13,388

Selling, general and administrative	5,681	5,497	8,025	6,480
Operating income	10,074	6,365	9,503	6,908

Equity in earnings (Note 3)	92	1,562	3,096	1,352
Interest expense	(160)	(114)	(129)	(131)
Income from operations before income taxes	10,006	7,813	12,470	8,129

Income tax expense (Note 5)	3,527	1,042	4,599	3,059
Net income from operations	$6,479	$6,771	$7,871	$5,070

Basic and diluted earnings per share data	$0.38	$0.38	$0.44	$0.28

Dividends per Common Share	$—	$—	$—	$0.06

(a)	Net income was positively impacted during the second quarter of 2015 by $460 as result of an insurance recovery. See discussion on this matter at Note 17.

(b)
Net income was positively impacted during the third and fourth quarters of 2015 by $1,908 and $477, respectively, as result of a release of the valuation allowance related to deferred tax assets. See discussion on this matter at Note 5.

	Year Ended December 31, 2014(a) (b) (c)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Sales	$83,901	$83,966	$85,903	$84,582
Less: excise tax	7,576	6,451	5,336	5,586
Net sales	76,325	77,515	80,567	78,996
Cost of sales	70,314	70,204	72,259	72,195
Gross profit	6,011	7,311	8,308	6,801

Selling, general and administrative	4,897	4,966	5,166	5,072
Insurance recoveries (Note 17)	(7,067)	(1,293)	70	—
Other operating costs and loss on sale of assets, net	—	1	—	—
Operating income	8,181	3,637	3,072	1,729

Equity in earnings (Note 3)	2,850	1,621	2,331	3,335
Interest expense	(201)	(199)	(218)	(198)
Income from operations before income taxes	10,830	5,059	5,185	4,866

Income tax expense (benefit) (Note 5)	3,267	(1,169)	86	81
Net income from operations	$7,563	$6,228	$5,099	$4,785

Basic and diluted earnings per share data	$0.42	$0.34	$0.28	$0.26

Dividends per Common Share	$—	$—	$—	$0.05

(a)
Net income was positively/(negatively) impacted during the second, third and fourth quarters of the year ended December 31, 2014 by $(120), $1,940, and $6,778, respectively as result of insurance recoveries. Certain immaterial amounts related to the accounting for insurance recoveries recorded during the second quarter were reclassified during the third quarter. The results above for the second quarter reflect these immaterial reclassifications. See discussion on this matter at Note 1 and Note 17.

(b)
Net income was positively impacted during the third and fourth quarters of the year ended December 31, 2014 by $1,215, and $104, respectively, as result of a release of the valuation allowance related to deferred tax assets. See discussion on this matter at Note 5.

(c)	Total basic and diluted earnings per share for the quarters, when aggregated, do not equal the annual amounts of $1.32 due to rounding.

NOTE 17:	PROPERTY AND BUSINESS INTERRUPTION INSURANCE CLAIMS AND RECOVERIES

During October 2014, the Company experienced a fire at its Atchison facility.  Certain equipment in the facility's feed drying operations was damaged, but repairable, and the Company experienced a seven-day temporary loss of production. The Company reached final settlement with its insurance carrier to close this claim during the quarter ended March 31, 2015.

During January 2014, the Company experienced a fire at its Lawrenceburg facility.  The fire damaged certain equipment in the feed dryer house and caused a temporary loss of production. The fire did not impact the Company's own or customer-owned warehoused inventory. In December 2014, the Company negotiated a final settlement with its insurance carrier to close this claim. As part of the settlement, the Company assumed the risk of all future business interruption until permanent repairs are completed.

During 2015, 2014, and 2013, the Company received $460, $9,375, and $0 of insurance recoveries, respectively. Insurance proceeds related to business interruption for 2015, 2014, and 2013, were $460, $925, and $0, respectively, net of out-of-pocket expenses, and are reported as a net reduction to Cost of Sales of $460, $308, and $0, respectively, on the Consolidated Statements of Operations.  Insurance proceeds related to property damage for 2015, 2014, and 2013, were $0, $8,450, and $0, respectively, net of the book value property loss, and are reported as Insurance recoveries of $0, $8,290, and $0, respectively, on the Consolidated Statements of Operations.

Detail of the activities related to the property and business interruption insurance claims and recoveries, and where the net impacts are recorded on the Consolidated Statement of Operations, is as follows:

	Year Ended December 31,
	2015	2014	2013
Total insurance recoveries	$460	$9,375	$—
Insurance recoveries - interruption of business	$460	$925	$—
Less: out-of-pocket expenses related to interruption of business in Cost of Sales	—	617	—
Net reduction to Cost of sales	$460	$308	$—

Insurance recoveries - property damage	$—	$8,450	$—
Less: Net book value of property loss in insurance recoveries	—	160	—
Insurance recoveries	$—	$8,290	$—

NOTE 18:	SUBSEQUENT EVENTS

Dividend Declaration

On March 7, 2016, the Board of Directors declared a dividend payable to stockholders of record as of March 21, 2016, of the Company's Common Stock and a dividend equivalent payable to holders of RSUs as of March 21, 2016, of $0.08 per share and per unit.  The dividend payment and dividend equivalent payment will be on April 14, 2016.

Cash Dividend Distribution from ICP

On February 26, 2016, the Company received a dividend distribution from ICP in the amount of $3,300, which was its 30 percent ownership share of the total distribution, as declared in the Unanimous Written Consent of the Members of ICP, dated February 26, 2016 (see Notes 3 and 14).

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

CHANGES IN INTERNAL CONTROLS

There has been no change in the Company’s internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during 2015 that has materially affected, or is reasonably likely to materially affect MGP Ingredients, Inc.’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the information under Principal Stockholders of the Proxy Statement.

The following is a summary of securities authorized for issuance under equity compensation plans as of December 31, 2015:

	(1) Number of shares to be issued upon exercise of outstanding options, warrants and rights	(2) Weighted-average of exercise price of outstanding options, warrants and rights	(3) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity compensation plans approved by security holders	437,946	$7.09	1,663,365
Equity compensation plans not approved by security holders	—	—	—
Total	437,946	$7.09	1,663,365

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    The following financial statements are filed as part of this report:

•	Management's Report on Internal Control over Financial Reporting.

▪	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

▪	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements.

▪	Consolidated Statements of Operations – for the Years Ended December 31, 2015, 2014 and 2013.
Consolidated Statements of Comprehensive Income (Loss) – for the Years Ended December 31, 2015, 2014 and 2013.

•	Consolidated Balance Sheets at December 31, 2015 and 2014.

▪	Consolidated Statements of Changes in Stockholders’ Equity – for the Years Ended December 31, 2015, 2014 and 2013.

▪	Consolidated Statements of Cash Flows – for the Years Ended December 31, 2015, 2014 and 2013.

▪	Notes to Consolidated Financial Statements.

(b)    Financial Statement Schedules:

We have omitted all other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either because they are not required under the related instructions, because the information required is included in the consolidated financial statements and notes thereto, or because they do not apply.

(c)    The exhibits required by Item 601 of Regulation S-K are set forth in the Exhibit Index below.

EXHIBIT LIST

2.1
Agreement of Merger and Plan of Reorganization, dated as of January 3, 2012, by and among MGPI Processing, Inc. (formerly MGP Ingredients, Inc.), MGP Ingredients, Inc. (formerly MGPI Holdings, Inc.) and MGPI Merger Sub, Inc. (Incorporated by reference to Exhibit 2 of the Company’s current report on Form 8-K filed January 5, 2012 (File number 000-17196))

2.2
Asset Purchase Agreement by and among Lawrenceburg Distillers Indiana, LLC, Angostura US Holdings Limited and MGPI of Indiana, LLC, dated October 20, 2011 (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed December 28, 2011 (File number 000-17196))

3.1.1
Articles of Incorporation of MGP Ingredients, Inc. (formerly MGPI Holdings, Inc.), as amended (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed January 5, 2012 (File number 000-17196))

3.1.2
Certificate of Amendment to Articles of Incorporation of MGP Ingredients, Inc. (formerly MGPI Holdings, Inc.) (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed January 5, 2012 (File number 000-17196))

3.1.3
Certificate of Amendment to Articles of Incorporation of MGP Ingredients, Inc., dated May 22, 2014 (Incorporated by reference to Exhibit A of the Company's Proxy Statement on Schedule 14A filed April 24, 2014 (File number 000-17196))

3.2	Amended and Restated Bylaws of MGP Ingredients, Inc. dated May 21, 2015 (Incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed May 27, 2015 (File number 000-17196)
4.1
Second Amended and Restated Credit Agreement, dated February 27, 2015, by and among MGPI Processing, Inc., MGPI Pipeline, Inc. and MGPI of Indiana, LLC as Borrowers, MGP Ingredients, Inc., Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 5, 2015).

4.1.1
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

4.1.2
Real Property Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of February 27, 2015, between MGPI of Indiana, LLC and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 5, 2015).

4.1.3
Fourth Modification to Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of February 27, 2015, between MGPI Processing, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 5, 2015).

4.1.4
Modification to Amended and Restated Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of February 27, 2015, between MGPI Processing, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 5, 2015).

4.1.5
Amended and Restated Patent Security Agreement dated November 2, 2012 between MGPI Processing, Inc and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 8, 2012 (File number 000-17196))

4.1.6
Trademark Security Agreement dated November 2, 2012 between MGPI Processing, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on November 8, 2012 (File number 000-17196))

4.1.7
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

4.1.11
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

4.1.12
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

4.1.13
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

10.8*	Stock Incentive Plan of 2004, as amended (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statements on Form S-8 (File numbers 333-162625 & 333-119860))
10.9.1*
First Amended and Restated MGP Ingredients, Inc. Short-Term Incentive Plan (For 2012 and Subsequent Years) (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 19, 2012 (File number 000-17196))

10.9.2*
First Amendment to the First Amended and Restated MGP Ingredients, Inc. Short-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 9, 2013 (File number 000-17196))

10.10*
MGP Ingredients, Inc. 2014 Non-Employee Director Equity Incentive Plan (Incorporated by reference to Exhibit C of the Company's Proxy Statement on Schedule 14A filed April 24, 2014 (File number 000-17196))

10.11*
MGP Ingredients, Inc. 2014 Equity Incentive Plan (as amended and restated) (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 27, 2015 (File number 000-17196))

10.12*
Guidelines on Issuance of 2011 Transition Period Restricted Stock Unit Awards (Incorporated by reference to Exhibit 10.52 of the Company’s Report on Form 10-K for the transition period from July 1, 2011 to December 31, 2011 (File number 000-17196))

10.13*
Guidelines on Issuance of Fiscal 2011 Restricted Share Awards (Incorporated by reference to Exhibit 10.48 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (File number 000-17196))

10.14*	Guidelines on Issuance of Fiscal 2012 Restricted Stock Unit Awards (Incorporated by reference to Exhibit 10.41 of the Company’s Report on Form 10-K for fiscal 2012 (File number 000-17196))
10.15*	Guidelines on Issuance of Fiscal 2013 Restricted Stock Unit Awards
10.16*
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

10.17*
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

10.18*
Form of Award Agreement for Fiscal 2012 Restricted Stock Unit Awards granted under the Stock Incentive Plan of 2004 (Incorporated by reference to Exhibit 10.40 of the Company’s Report on Form 10-K for fiscal 2012 (File number 000-17196))

10.19*	Form of Award Agreement for Fiscal 2013 Restricted Stock Unit Awards granted under the Non-Employee Directors’ Restricted Stock and Restricted Unit Plan
10.20*
Form of Award Agreement for Fiscal 2014 Restricted Stock Unit Awards granted under the Non-Employee Director Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2014 (File number 000-17196))

10.21*
MGP Ingredients, Inc. Agreement as to Award of Restricted Stock Units Granted under the 2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2014 (File number 000-17196))

10.22*	Compensation Claw Back Policy (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 12, 2011 (File number 000-17196))
10.23.1*
Form of Indemnification Agreement between MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and its Directors and Executive Officers (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly report on Form 10-Q for the quarter ended December 31, 2006 (File number 000-17196))

10.23.2*
Form of Indemnification Agreement between MGP Ingredients, Inc. (formerly MGPI Holdings, Inc.) and its Directors and Executive Officers (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed January 5, 2012 (File number 000-17196))

10.24.1*
Executive Employment Agreement effective August 8, 2013 between MGP Ingredients, Inc. and Donald P. Tracy (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 9, 2013 (File number 000-17196))

10.24.2*
Amendment and Restatement of the Executive Employment Agreement dated December 17, 2013 between MGP Ingredients, Inc. and Donald P. Tracy ((Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 23, 2013 (File number 000-17196))

10.24.3*
Employment Agreement, dated July 23, 2014, between MGP Ingredients, Inc. and Augustus C. Griffin, Chief Executive Officer (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2014 (File number 000-17196))

10.25
Settlement Agreement and Mutual Release dated December 3, 2013 among MGP Ingredients, Inc. and Cloud "Bud" Cray, Jr., Karen Seaberg, and Thomas M. Cray, Michael Braude, Linda Miller, Gary Gradinger, Daryl Schaller, John Speirs, and Timothy Newkirk (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 6, 2013 (File number 000-17196))

10.26*
Separation Agreement and Release between MGP Ingredients, Inc. and Don Tracy dated June 17, 2015 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2015 (File number 000-17196))

10.27* **	Offer Letter between MGP Ingredients, Inc. and Tom Pigott dated August 28, 2015
10.28
Stock Repurchase Agreement between MGP Ingredients, Inc. and F2 SEA Inc., dated September 1, 2015 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 8, 2015)

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
101**
The following financial information from MGP Ingredients, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, and , (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows (and in the case of (ii), (iii), (iv) and (v)) for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, and (vi) the Notes to the Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement ** Filed herewith

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Atchison, State of Kansas, on this 10th day of March, 2016.

MGP INGREDIENTS, INC.

By	/s/ Augustus C. Griffin
Augustus C. Griffin, President and Chief Executive Officer

By	/s/ Thomas K. Pigott
Thomas K. Pigott, Vice President, Finance and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Augustus C. Griffin and Thomas K. Pigott each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, and to sign any and all reports of the Registrant on Form 10-K and to sign any and all amendments to such reports and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities & Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated

Name	Title	Date
/s/ Augustus C. Griffin Augustus C. Griffin	President and Chief Executive Officer	March 10, 2016
/s/ Thomas K. Pigott Thomas K. Pigott	Vice President, Finance and Chief Financial Officer	March 10, 2016
/s/ John P. Bridendall John P. Bridendall	Director	March 10, 2016
/s/ David J. Colo David J. Colo	Director	March 10, 2016
/s/ Terrence P. Dunn Terrence P. Dunn	Director	March 10, 2016
/s/ Anthony P. Foglio Anthony P. Foglio	Director	March 10, 2016
/s/ George W. Page, Jr. George W. Page, Jr.	Director	March 10, 2016
/s/ Daryl R. Schaller Daryl R. Schaller	Director	March 10, 2016
/s/ Karen Seaberg Karen Seaberg	Director	March 10, 2016
/s/ M. Jeannine Strandjord M. Jeannine Strandjord	Director	March 10, 2016