Form 10-K/A
period 2015-12-31
MGP INGREDIENTS INC
filed 2016-03-17
CIK 835011

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________

FORM 10-K/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A ("Amendment") is to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed on March 10, 2016. This Amendment is being filed solely to correct inadvertent errors in the Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements (the “Audit Opinion”), included in Part II, Item 8, Financial Statements and Supplementary Data, on page 38 of the original filing of this Form 10-K Report. KPMG LLP has revised its Audit Opinion to include references to 2013 financial statements and to change an erroneous reference in the last sentence from Internal Control - Integrated Framework (1992) to Internal Control - Integrated Framework (2013). The Company adopted the 2013 Framework during the year ending December 31, 2015.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, our principal executive officer and principal financial officer have provided re-executed Rule 13a-14 certifications dated as of the date of this Amendment and are also furnishing written statements pursuant to Title 18 United States Code, as added by Section 906 of the Sarbanes-Oxley Act of 2002. The certifications are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment. The Exhibit section also has been revised to include as Exhibit 23.1 the updated consent of the Independent Registered Public Accounting Firm. The other items and exhibits included in our Annual Report on Form 10-K as filed on March 10, 2016 are unaffected by this Amendment but are included with the Amendment to aid the reader of the Amendment.

Except as described above, no other changes have been made to the original Form 10-K and this Form 10-K/A does not amend, update or change the financial statements or any other items or disclosures in the original Form 10-K.

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

We have audited the accompanying consolidated balance sheets of MGP Ingredients, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited MGP Ingredients, Inc.’s internal control over financial reporting as of December 31, 2015, based on Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MGP Ingredients, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on MGP Ingredients, Inc.’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MGP Ingredients, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, MGP Ingredients, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

10.27*†	Offer Letter between MGP Ingredients, Inc. and Tom Pigott dated August 28, 2015
10.28
Stock Repurchase Agreement between MGP Ingredients, Inc. and F2 SEA Inc., dated September 1, 2015 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 8, 2015)

21†	Subsidiaries of the Company
23.1**	Consent of KPMG, LLP, Independent Registered Public Accounting Firm
24	Powers of Attorney executed by all officers and directors of the Company who have signed this report on Form 10-K (Incorporated by reference to the signature pages of this report)
31.1**	CEO Certification pursuant to Rule 13a-14(a)
31.2**	CFO Certification pursuant to Rule 13a-14(a)
32.1**	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
32.2**	CFO Certification furnished pursuant to Rule 13a-14(b)
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

* Management contract or compensatory plan or arrangement ** Filed herewith
† Filed with the original filing of this report

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Atchison, State of Kansas, on this 16th day of March, 2016.

MGP INGREDIENTS, INC.

By	/s/ Augustus C. Griffin
Augustus C. Griffin, President and Chief Executive Officer

By	/s/ Thomas K. Pigott
Thomas K. Pigott, Vice President, Finance and Chief Financial Officer