Form 10-Q
period 2016-03-31
MGP INGREDIENTS INC
filed 2016-05-04
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

or

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

16,686,927 shares of Common Stock, no par value as of April 30, 2016

METHOD OF PRESENTATION

Throughout this Report, when we refer to "the Company," "we," "us," "our," and words of similar import in reference to activities prior to January 3, 2012, the date a reorganization occurred ("the Reorganization"), we are referring to the combined business of MGPI Processing, Inc. (formerly MGP Ingredients, Inc.)  and its consolidated subsidiaries, and when we refer to "the Company," "we," "us," "our," and  words of similar import in reference to activities occurring after the Reorganization, we are referring to the combined business of MGP Ingredients, Inc. (formerly named  MGPI Holdings, Inc.) and its consolidated subsidiaries, except to the extent that the context otherwise indicates. In this document, for any references to Note 1 through Note 8 refer to the Notes to Consolidated Financial Statements in Item 1.

All amounts in this report, except for share, par values, bushels, gallons, pounds, mmbtu, proof gallons, per share, per bushel, per gallon, per proof gallon and percentage amounts, are shown in thousands unless otherwise noted.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter Ended
	March 31, 2016	March 31, 2015
Sales	$77,191	$84,864
Less: excise taxes	356	4,451
Net sales	76,835	80,413
Cost of sales (a)	59,789	67,025
Gross profit	17,046	13,388
Selling, general and administrative expenses	6,321	6,480
Operating income	10,725	6,908
Equity method investment earnings (Note 2)	517	1,352
Interest expense, net	(311)	(131)
Income before income taxes	10,931	8,129
Income tax expense	3,872	3,059
Net income	7,059	5,070
Other comprehensive loss, net of tax	(17)	(72)
Comprehensive income	$7,042	$4,998

Basic and diluted earnings per share	$0.41	$0.28
Dividends and dividend equivalents per common share	$0.08	$0.06

(a)	Includes related party purchases of $6,241 and $9,292 for the quarter and year-to-date periods ended March 31, 2016 and 2015, respectively.

See accompanying notes to unaudited condensed consolidated financial statements

       MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	March 31, 2016	December 31, 2015
Current Assets
Cash and cash equivalents	$—	$747
Receivables (less allowance for doubtful accounts: March 31, 2016 - $24; December 31, 2015 - $24)	31,204	30,670
Inventory	68,383	58,701
Prepaid expenses	1,351	1,062
Total current assets	100,938	91,180
Property and equipment	233,002	229,914
Less accumulated depreciation and amortization	(149,585)	(146,360)
Property and equipment, net	83,417	83,554
Equity method investments (Note 2)	15,780	18,563
Other assets	972	1,013
Total assets	$201,107	$194,310
Current Liabilities
Current maturities of long-term debt	$5,997	$3,345
Accounts payable	16,740	20,940
Accounts payable to affiliate, net	2,302	2,291
Accrued expenses	7,335	10,400
Income taxes payable	4,797	685
Total current liabilities	37,171	37,661
Long-term debt, less current maturities	19,239	7,579
Revolving credit facility	12,208	22,536
Deferred credit	3,228	3,402
Accrued retirement health and life insurance benefits	4,085	4,136
Deferred income taxes	2,135	2,757
Other noncurrent liabilities	80	79
Total liabilities	78,146	78,150
Commitments and Contingencies (Note 4)
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 18,115,965 shares at March 31, 2016 and December 31, 2015, and 16,686,927 and 16,681,576 shares outstanding at March 31, 2016 and December 31, 2015, respectively	6,715	6,715
Additional paid-in capital	12,361	11,356
Retained earnings	120,242	114,558
Accumulated other comprehensive loss, net of tax	(517)	(500)
Treasury stock, at cost
Shares of 1,429,038 at March 31, 2016 and 1,434,389 at December 31, 2015	(15,844)	(15,973)
Total stockholders’ equity	122,961	116,160
Total liabilities and stockholders’ equity	$201,107	$194,310

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Year to Date Ended
	March 31, 2016	March 31, 2015
Cash Flows from Operating Activities
Net income	$7,059	$5,070
Adjustments to Reconcile Net Income to Net Cash Provided by (used in) Operating Activities:
Depreciation and amortization	3,304	3,091
Distribution received from equity method investee	3,300	—
Deferred income taxes, including change in valuation allowance	(622)	2,027
Share-based compensation	652	205
Equity method investment earnings	(517)	(1,352)
Changes in Operating Assets and Liabilities:
Receivables, net	(534)	(194)
Inventory	(9,682)	(3,213)
Prepaid expenses	(289)	(564)
Accounts payable	(4,236)	819
Accounts payable to affiliate, net	11	685
Accrued expenses	(3,958)	(1,248)
Income taxes payable	4,112	962
Deferred credit	(174)	(160)
Accrued retirement health and life insurance benefits	(67)	(127)
Other	—	120
Net cash provided by (used in) operating activities	(1,641)	6,121
Cash Flows from Investing Activities
Additions to property and equipment	(3,053)	(5,030)
Net cash used in investing activities	(3,053)	(5,030)
Cash Flows from Financing Activities
Principal payments on long-term debt	(438)	(398)
Proceeds from credit facility	8,099	1,086
Payments on credit facility	(3,646)	(738)
Loan fees incurred with borrowings	(68)	(291)
Net cash provided by (used in) financing activities	3,947	(341)
Increase (decrease) in cash and cash equivalents	(747)	750
Cash and cash equivalents, beginning of year	747	5,641
Cash and cash equivalents, end of period	$—	$6,391

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2015	$4	$6,715	$11,356	$114,558	$(500)	$(15,973)	$116,160
Comprehensive income:
Net income	—	—	—	7,059	—	—	7,059
Change in post employment benefits	—	—	—	—	(17)	—	(17)
Dividends and dividend equivalents, net of forfeitures	—	—	—	(1,375)	—	—	(1,375)
Share-based compensation	—	—	1,005	—	—	—	1,005
Stock shares awarded, forfeited or vested	—	—	—	—	—	129	129
Balance, March 31, 2016	$4	$6,715	$12,361	$120,242	$(517)	$(15,844)	$122,961

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

Note 1.  Accounting Policies and Basis of Presentation.

The Company. MGP Ingredients, Inc. ("Company") is a Kansas corporation headquartered in Atchison, Kansas.  It was incorporated in 2011 and is a holding company with no operations of its own.  Its principal directly-owned operating subsidiaries are MGPI Processing, Inc. ("Processing") and MGPI of Indiana, LLC ("MGPI-I").  Processing was incorporated in Kansas in 1957 and is the successor to a business founded in 1941 by Cloud L. Cray, Sr. On January 3, 2012, MGP Ingredients, Inc. reorganized into a holding company structure (the "Reorganization") through a series of steps involving various legal entities. Prior to the Reorganization, Processing was named MGP Ingredients, Inc.

Basis of Presentation and Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements as of and for the quarter ended March 31, 2016 should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Report on Form 10-K/A for the year ended December 31, 2015 filed with the Securities and Exchange Commission ("SEC").  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Inventories are stated at the lower of cost or market on the first-in, first-out, or FIFO, method.  Inventory valuations are impacted by constantly changing prices paid for key materials, primarily corn. Inventory consists of the following:

	March 31, 2016	December 31, 2015
Finished goods	$18,963	$15,126
Barreled distillate	33,813	28,278
Work in process	1,942	2,364
Raw materials	7,161	6,675
Maintenance materials	5,610	5,371
Other	894	887
Total	$68,383	$58,701

Equity Method Investments.  The Company accounts for its investment in non-consolidated subsidiaries under the equity method of accounting when the Company has significant influence, but does not have more than 50 percent voting control, and is not considered the primary beneficiary.  Under the equity method of accounting, the Company reflects its investment in non-consolidated subsidiaries within the Company’s Consolidated Balance Sheets as Equity method investments; the Company’s share of the earnings or losses of the non-consolidated subsidiaries are reflected as Equity method investment earnings in the Consolidated Statements of Comprehensive Income.

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

Sales include customer paid freight costs billed to customers for the quarters ended March 31, 2016 and 2015 of $4,137 and $3,399, respectively.

Recognition of Insurance Recoveries. Estimated loss contingencies are recognized as charges to income when they are probable and reasonably estimable.  Insurance recoveries are not recognized until all contingencies related to the insurance claim have been resolved and settlement has been reached with the insurer.  Insurance recoveries, to the extent of costs and lost profits, are reported as a reduction to Cost of sales on the Consolidated Statement of Comprehensive Income.  Insurance recoveries in excess of costs and losses are included in Insurance recoveries on the Consolidated Statement of Comprehensive Income.

During October 2014, the Company experienced a fire at its Atchison facility.  Certain equipment in the facility's feed drying operations was damaged, but repairable, and the Company experienced a seven-day temporary loss of production. The Company reached final settlement with its insurance carrier to close this claim during the quarter ended March 31, 2015, and received $460 of business interruption insurance proceeds that were recorded in the quarter ended June 30, 2015.

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

Long-Lived Assets and Loss on Impairment of Assets.  Management reviews long-lived assets, mainly property and equipment assets, whenever events or circumstances indicate that usage may be limited and carrying values may not be fully recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are determined to be impaired, the impairment is measured by the amount by which the asset carrying value exceeds the estimated fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.  No events or conditions occurred during the quarter ended March 31, 2016 that required the Company to test its long-lived assets for impairment.

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

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $37,492 and $34,603 at March 31, 2016 and December 31, 2015, respectively. The financial statement carrying value of total debt was $37,444 (net of unamortized loan fees of $667) and $33,460 at March 31, 2016 and December 31, 2015, respectively.  These fair values are considered Level 2 under the fair value hierarchy.

Dividends and Dividend Equivalents. On March 7, 2016, the Board of Directors declared a dividend payable to stockholders of record as of March 21, 2016, of the Company's common stock, no par value ("Common Stock"), and a dividend equivalent payable to holders of restricted stock units ("RSUs") as of March 21, 2016, of $0.08 per share and per unit.  The total payment of $1,378, comprised of dividend payments of $1,335 and dividend equivalent payments of $43, was paid on April 14, 2016.

On March 12, 2015, the Board of Directors announced a dividend payable to stockholders of record as of March 26, 2015, of the Company's Common Stock, and a dividend equivalent payable to holders of RSUs as of March 26, 2015, of $0.06 per share and per unit.  The total payment of $1,087, comprised of dividend payments of $1,061 and dividend equivalent payments of $26 was paid on April 21, 2015.

Credit Agreement. On March 21, 2016, the Company entered into a Third Amended and Restated Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, National Association. The Credit Agreement contains customary terms and conditions substantially similar to the Second Amended and Restated Credit Agreement (the "Previous Credit Agreement") and associated schedules with Wells Fargo Bank, National Association except as described below. Such terms and conditions include limitations on mergers, consolidations, reorganizations, recapitalizations, indebtedness and certain payments, as well as financial condition covenants relating to leverage and interest coverage ratios. The Company's obligations under the Credit Agreement may be accelerated upon customary events of default, including, without limitation, non-payment of principal or interest, breaches of covenants, certain judgments against the loan parties, cross-defaults to other material debt, a change in control and specified bankruptcy events.

The Credit Agreement added a $15,000 term loan to the existing $80,000 revolving facility resulting in a $95,000 facility. The principal of the term loan can be prepaid at any time without penalty or otherwise will be repaid by the Company in installments of $250 each month, commencing on May 1, 2016. Additionally, the Credit Agreement reduced certain restrictions on acquisitions. Under the Previous Credit Agreement, only acquisitions less than $1,000 individually and $7,500 in the aggregate were permitted. The Credit Agreement eliminated the individual dollar limitation and increased the aggregate limitation to $35,000. The Credit Agreement also added an increased minimum fixed charge coverage ratio of 1.25x (compared to 1.10x in the Previous Credit Agreement) while the $15,000 term loan is outstanding, however, the special fixed coverage ratio is only tested if excess availability, after giving effect to such restricted payment, is less than 17.5 percent of the total amount of the facility.

The Company was in compliance with the Credit Agreement covenants at March 31, 2016. The Company incurred $68 of new loan fees related to the Credit Agreement during the quarter ended March 31, 2016. The unamortized balance of total loan fees related to the Credit Agreement was $667 at March 31, 2016 and is included in the carrying value of total debt on the Condensed Consolidated Balance Sheets as described above in the Fair Value of Financial Instruments section. The loan fees are being amortized over the life of the Credit Agreement.

The amount of borrowings which the Company may make is subject to borrowing base limitations adjusted for the Fixed Asset Sub-Line collateral as described in the Credit Agreement. As of March 31, 2016, the Company's total outstanding borrowings under the credit facility were $33,878, comprised of $12,875 of revolver borrowing, $6,003 of fixed asset sub-line term loan borrowing, and $15,000 of term loan borrowing, leaving $53,352 available. The average interest rate for total borrowings of the Credit Agreement at March 31, 2016 was 3.24 percent.

Recent Accounting Pronouncements. In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, which simplifies certain aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is evaluating the effect that ASU 2016-09 will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which requires the entity to determine whether the nature of its promise is to provide a good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). This determination is based upon whether the entity controls the good or the service before it is transferred to the customer. ASU No. 2016-08 has a mandatory adoption date for the Company of January 1, 2018, the same mandatory adoption date as ASU No. 2014-09 and ASU No. 2015-14. Early adoption is permitted at January 1, 2017. The standard and updates permit the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09, updated by ASU 2015-14 and ASU 2016-08, will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and discloses key information about leasing arrangements. This update, along with IFRS 16, Leases, is the result of the FASB’s and the International Accounting Standards Board’s (IASB’s) efforts to meet this objective and improve financial reporting. ASU 2016-02 is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

In January 2016 the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10), which enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The ASU is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted following the early application guidance set forth in the pronouncement. The Company is evaluating the effect that ASU 2016-01 will have on its consolidated financial statements and related disclosures.

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

Note 2.  Equity Method Investments.

As of March 31, 2016, the Company’s investments that are accounted for using the equity method of accounting consisted of the following: (1) 30 percent interest in ICP, which manufactures alcohol for fuel, industrial and beverage applications, and (2) 50 percent interest in D.M. Ingredients, GmbH, ("DMI"), which produced certain specialty starch and protein ingredients until June 30, 2015 (see DMI discussion below).

On February 26, 2016, we received a cash dividend distribution from ICP in the amount of $3,300, which was our 30 percent share of the total distribution.

Realizability of DMI Investment. On December 29, 2014, the Company gave notice to DMI and to the Company's partner in DMI, Crespel and Dieters GmbH & Co. KG ("C&D"), to terminate the joint venture effective June 30, 2015. C&D also provided notice to terminate DMI effective June 30, 2015. On June 22, 2015, a termination agreement was executed by and between the Company, DMI, and C&D to dissolve DMI effective June 30, 2015. Additionally, on June 22, 2015 a termination agreement was executed by and between the Company and DMI to terminate their distribution agreement effective June 29, 2015. Under German law, commencing on June 30, 2015, normal operations for DMI ceased and a one-year winding down process began once the registration of resolutions, appointment of liquidators, inventory count, and publication of the notice to potential creditors was complete, which occurred on October 29, 2015. On or after October 29, 2016, the remaining liquidating proceeds will be disbursed.

Summary Financial Information (unaudited). Condensed financial information related to the Company’s non-consolidated equity method investment in ICP is shown below.

	Quarter Ended
	March 31, 2016	March 31, 2015
ICP’s Operating results:
Net sales (a)	$49,609	$39,598
Cost of sales and expenses (b)	47,886	35,169
Net income	$1,723	$4,429

(a)	Includes related party sales to MGPI of $6,241 and $8,754 for the quarters ended March 31, 2016 and 2015, respectively.

(b)	Includes depreciation and amortization of $735 and $662 for the quarters ended March 31, 2016 and 2015, respectively.

The Company’s equity method investment earnings from joint ventures, based on unaudited financial statements, is as follows:

	Quarter Ended
	March 31, 2016	March 31, 2015
ICP (30% interest)	$517	$1,329
DMI (50% interest)	—	23
	$517	$1,352

The Company’s investment in joint ventures is as follows:

	March 31, 2016		December 31, 2015
ICP (30% interest)	$15,396	(a)	$18,179
DMI (50% interest)	384		384
	$15,780		$18,563

(a)	During the quarter ended March 31, 2016, the Company received a $3,300 cash distribution from ICP, which reduced the Company's investment amount in ICP.

Note 3.  Earnings per Share.

The computations of basic and diluted earnings per share are as follows:

	Quarter Ended
	March 31, 2016		March 31, 2015
Operations:
Net income(a)	$7,059		$5,070
Less: Amounts allocated to participating securities (nonvested shares and units)(b)	270		209
Net income attributable to common shareholders	$6,789		$4,861

Share information:
Basic weighted average common shares(c)	16,607,074	(d)	17,395,659
Incremental shares from potential dilutive securities(e)	—		713
Diluted weighted average common shares	16,607,074		17,396,372

Basic and diluted earnings per share	$0.41		$0.28

(a)	Net income attributable to all shareholders.

(b)	Participating securities include 128,500 and 278,900 nonvested restricted shares at March 31, 2016 and 2015, respectively.

(c)
Under the two-class method, basic weighted average common shares exclude outstanding nonvested, participating securities consisting of restricted share awards of 128,500 and  278,900 at March 31, 2016 and 2015, respectively.

(d)
Basic weighted average common shares at March 31, 2016 were affected by the September 1, 2015, purchase of 950,000 shares of common stock in a privately-negotiated transaction with F2 SEA, Inc., an affiliate of SEACOR Holdings, Inc. pursuant to a Stock Repurchase Agreement. SEACOR Holdings, Inc. is the 70 percent owner of ICP, the Company's 30 percent equity method investment.

(e)
There were no anti-dilutive shares related to stock options for the quarters ended March 31, 2016 and 2015. There were dilutive shares related to stock options totaling 0 and 4,000 for the quarters ended March 31, 2016 and 2015, respectively. The dilutive shares resulted in potential dilutive securities of 0 and 713 for the quarters ended March 31, 2016 and 2015, respectively.

Note 4.  Commitments and Contingencies.

Commitments. Open purchase order commitments at March 31, 2016 related to raw materials and packaging used in the ordinary course of business were $66,893 extending out to January 2017. Open purchase order commitments at March 31, 2016 related to the purchase of capital assets were $2,978. In addition, refer to the Company's contractual obligations/commitments that were disclosed in the Report on Form 10-K/A as of the year ended December 31, 2015.

Contingencies. There are various legal and regulatory proceedings involving the Company and its subsidiaries.  The Company accrues estimated costs for a contingency when management believes that a loss is probable and can be reasonably estimated.

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

Note 5. Income Taxes
Income tax expense for the quarter ended March 31, 2016 was $3,872, for an effective tax rate for the quarter of 35.4 percent. The effective tax rate differs from the 35 percent federal statutory rate on pretax income primarily due to the impact of state income taxes and the domestic production activities deduction. The Company continues to evaluate all available positive and negative evidence to determine the likelihood of realization of the deferred tax assets.

Income tax expense for the quarter ended March 31, 2015 was $3,059, for an effective tax rate for the quarter of 37.6 percent. The principal reason for the 2.2 percent reduction in the Company’s effective tax rate quarter-versus-quarter is that the federal domestic production activities deduction is no longer limited by net operating loss carryovers in 2016.

As of March 31, 2016 the Company has a remaining valuation allowance of $1,383 related to capital loss carryforwards that, in our estimate, are not more likely than not to be realized prior to their respective carryforward periods. The Company continues to evaluate all available positive and negative evidence to determine the likelihood of realization of the deferred tax assets.

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

Note 7.  Operating Segments.

The Company has two reportable segments: distillery products and ingredient solutions. The distillery products segment consists of food grade alcohol and distillery co-products, such as distillers feed (commonly called dried distillers grain in the industry), fuel grade alcohol, and corn oil. The distillery products segment also includes warehouse services, including barrel put away, barrel storage, and barrel retrieval services. Ingredient solutions consists of specialty starches and proteins, commodity starches and commodity proteins.

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

	Quarter Ended
	March 31, 2016	March 31, 2015
Net Sales to Customers
Distillery products	$63,842	$65,862
Ingredient solutions	12,993	14,551
Total	76,835	80,413
Gross Profit
Distillery products	14,850	11,487
Ingredient solutions	2,196	1,901
Total	17,046	13,388
Depreciation and Amortization
Distillery products	2,518	2,171
Ingredient solutions	444	575
Corporate	342	345
Total	3,304	3,091
Income before Income Taxes
Distillery products	14,380	11,138
Ingredient solutions	1,602	1,333
Corporate	(5,051)	(4,342)
Total	$10,931	$8,129

The following table allocates assets to each segment:

	As of March 31, 2016	As of December 31, 2015
Identifiable Assets
Distillery products	$155,928	$138,355
Ingredient solutions	22,332	24,023
Corporate	22,847	31,932
Total	$201,107	$194,310

Note 8.  Employee and Non-Employee Benefit Plans.

Equity-Based Compensation Plans.  The Company’s equity-based compensation plans provide for the awarding of stock options, stock appreciation rights, shares of restricted stock ("Restricted Stock"), and RSUs for senior executives and salaried employees as well as non-employee directors.

The Company has two active equity-based compensation plans: the Employee Equity Incentive Plan of 2014 (the "2014 Plan") and the Non-Employee Director Equity Incentive Plan (the "Directors' Plan"). The 2014 Plan replaced the inactive Stock Incentive Plan of 2004 (the "2004 Plan"), although the 2004 Plan had a remaining balance of 128,500 nonvested outstanding awards at March 31, 2016.

At the May 2014 annual meeting, shareholders also approved a new Employee Stock Purchase Plan ("ESPP"). At March 31, 2016 this ESPP was not active, but the previous ESPP plan remained intact.

The 2014 Plan provides that vesting occurs pursuant to the time period specified in the particular award agreement approved for that issuance of RSUs, which is not less than three years unless vesting is accelerated due to the occurrence of certain events. Prior to early 2015, awards granted under the 2014 Plan had only service conditions required for vesting. The compensation expense related to awards with only service conditions was based on the market price of the stock determined on the date the Board of Directors approved the grants amortized over the service condition vesting period.

In early 2015, the Board of Directors approved awards with both service and performance conditions. The compensation expense related to awards with both service and performance conditions are treated as a cash bonus award to be settled in RSUs. Because management has determined that award performance conditions are substantive, the estimated compensation expense is recognized ratably over the period beginning in the performance condition measurement year (the year prior to the grant date year) when, or if, the Company determines that it is highly probable the performance conditions will be met and ending on the award service condition vesting date.

Until the grant date, the award is liability-classified because it is a fixed dollar amount to be awarded in a variable number of RSUs. As a liability-classified award, related compensation expense is reflected in Selling, general and administrative expenses on the Condensed Consolidated Statements of Comprehensive Income and the corresponding liability in Accrued Expenses on the Condensed Consolidated Balance Sheets. If it is determined in the measurement year that meeting the performance conditions is highly probable and then the determination changes to less than highly probable later in the year, the compensation expense recognized while the determination was highly probable, along with the corresponding liability, are immediately reversed. At the grant date in the following year (when the number of RSUs to be awarded is known), the liability-classified award is reclassified and the award becomes equity-classified. Compensation expense related to the equity-classified award is reflected in Selling, general and administrative expenses on the Condensed Consolidate Statements of Comprehensive Income and the corresponding equity entry in Additional paid-in capital on the Condensed Consolidated Balance Sheets.

Awards with only service conditions continue to be granted under the 2014 Plan at the discretion of the Board of Directors as a means to attract and retain key employees.

As of March 31, 2016, 206,093 RSUs had been granted under the 2014 Plan, with 6,256 of those forfeited for termination of employment. As of March 31, 2016, the unamortized balance of liability-classified awards, net of estimated forfeitures, was $1,193.

The Directors' Plan provides that vesting occurs pursuant to the time period specified in the particular award agreement approved for that issuance, which is not less than one year unless vesting is accelerated due to the occurrence of certain events.  As of March 31, 2016, 36,189 shares had been granted related to the Directors' Plan. The compensation expense related to awards granted under the Directors' Plan is based on the closing market price of the Company's stock on the day before the award.

As of March 31, 2016, 665,837 shares of unvested Restricted Stock and RSUs were outstanding under the Company’s active and inactive long-term incentive plans.

Randall M. Schrick, the Company's former Vice President of Production and Engineering, retired effective December 31, 2015. In recognition of Mr. Schrick's service, the Company elected to continue the vesting of his shares of Restricted Stock and RSUs on their original vesting schedules, which extend beyond Mr. Schrick's retirement date. The Company determined that Mr. Schrick's change in employment status to a consultant resulted in a modification of his unvested equity awards. Accordingly, recognition of the remaining associated compensation expense was accelerated and fully recognized prior to his retirement date. Mr. Schrick was awarded additional RSUs in February 2016, based on 2015 Company performance, in his capacity as a consultant. Because Mr. Schrick has no substantive service condition associated with his award, the remainder of the associated compensation expense not previously accrued during 2015 of $152 was expensed during the quarter ended March 31, 2016. Associated compensation expense was reflected in Selling, general and administrative expenses on the Condensed Consolidated Statements of Comprehensive Income. Mr. Schrick's unvested awards at March 31, 2016 were 16,500 shares of Restricted Stock and 38,514 RSUs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
(Dollar amounts in thousands, unless otherwise noted)

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This Report on Form 10-Q contains forward-looking statements as well as historical information.  All statements, other than statements of historical facts, regarding the prospects of our industry and our prospects, plans, financial position, and strategic plan may constitute forward-looking statements.  In addition, forward-looking statements are usually identified by or are associated with such words as "intend," "plan," "believe," "estimate," "expect," "anticipate," "hopeful," "should," "may," "will," "could," "encouraged," "opportunities," "potential," and/or the negatives or variations of these terms or similar terminology.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from those expressed or implied in the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, including risks specific to our Distillery Products and Ingredient Solutions segments, is included in the section titled "Risk Factors" (Item 1A) of our Annual Report on Form 10-K/A for the year ended December 31, 2015. Forward-looking statements are made as of the date of this report, and we undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise.

OVERVIEW

MGP Ingredients, Inc. ("MGP") is a leading producer and supplier of premium distilled spirits and specialty wheat proteins and starches. Distilled spirits include premium bourbon and rye whiskeys, and grain neutral spirits, including vodka and gin. Our proteins and starches provide a host of functional, nutritional and sensory benefits for a wide range of food products to serve the packaged goods industry. We are also a top producer of high quality industrial alcohol for use in both food and non-food applications. We have two reportable segments: our distillery products segment and our ingredient solutions segment.

MGP was incorporated in 2011 in Kansas, continuing a business originally founded by Cloud L. Cray, Sr. in Atchison, Kansas 75 years ago. The Company’s ticker symbol is MGPI.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this Form 10-Q, as well as our audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations - General, set forth in our Form 10-K/A for the year ended December 31, 2015.

RECENT ACTIVITIES

Credit Agreement. On March 21, 2016, we entered into a Third Amended and Restated Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, National Association. The Credit Agreement contains customary terms and conditions substantially similar to the Second Amended and Restated Credit Agreement (the "Previous Credit Agreement") and associated schedules with Wells Fargo Bank, National Association except as described below. Such terms and conditions include limitations on mergers, consolidations, reorganizations, recapitalizations, indebtedness and certain payments, as well as financial condition covenants relating to leverage and interest coverage ratios. Our obligations under the Credit Agreement may be accelerated upon customary events of default, including, without limitation, non-payment of principal or interest, breaches of covenants, certain judgments against the loan parties, cross-defaults to other material debt, a change in control and specified bankruptcy events.

The Credit Agreement added a $15,000 term loan to the existing $80,000 revolving facility resulting in a $95,000 facility. The principal of the term loan can be prepaid at any time without penalty or otherwise will be repaid by us in installments of $250 each month, commencing on May 1, 2016. Additionally, the Credit Agreement reduced certain restrictions on acquisitions. Under the Previous Credit Agreement, only acquisitions less than $1,000 individually and $7,500 in the aggregate were permitted. The Third Amended and Restated Credit Agreement eliminated the individual dollar limitation and increased the aggregate limitation to $35,000. The Third Amended and Restated Credit Agreement also added an increased minimum fixed charge coverage ratio of 1.25x (compared to the previous 1.10x) while the $15,000 term loan is outstanding, however, the special fixed coverage ratio is only tested if excess availability, after giving effect to such restricted payment, is less than 17.5 percent of the total amount of the facility.

Dividend Declaration. On March 7, 2016, the Board of Directors declared a dividend payable to stockholders of record as of March 21, 2016, of the Company's Common Stock, and a dividend equivalent payable to holders of RSUs as of March 21, 2016, of $0.08 per share and per unit.  The total payment of $1,378, comprised of dividend payments of $1,335 and dividend equivalent payments of $43, was paid on April 14, 2016.

Cash Dividend Distribution from ICP. On February 26, 2016, we received a dividend distribution from ICP in the amount of $3,300, which was our 30 percent share of the total distribution.

RESULTS OF OPERATIONS

Consolidated results

The table below details the quarter-versus-quarter consolidated results:

	Quarter Ended March 31,
	2016	2015	2016 v. 2015
Net sales	$76,835	$80,413	(4.4)%
Cost of sales	59,789	67,025	(10.8)
Gross profit	17,046	13,388	27.3
Gross margin %	22.2%	16.6%	5.6	pp(a)
Operating income	10,725	6,908	55.3
Operating margin %	14.0%	8.6%	5.4	pp
Equity method investment earnings	517	1,352	(61.8)
Interest expense	(311)	(131)	137.4
Income before income taxes	10,931	8,129	34.5
Income tax expense	3,872	3,059	26.6
Effective tax expense rate %	35.4%	37.6%	(2.2)	pp
Net income	$7,059	$5,070	39.2
Net income margin %	9.2%	6.3%	2.9	pp
(a) Percentage points ("pp").

Net Sales - Net sales for the quarter ended March 31, 2016 were $76,835, a decrease of 4.4 percent compared to the year ago quarter. The decline was driven by reduced sales of lower margin products, partially offset by increases in sales of higher margin products. Within the distillery segment, sales of lower margin industrial alcohol products declined, while sales of premium alcohol products within food grade alcohol increased. Net sales of higher margin specialty wheat proteins increased in the ingredient solutions segment, while total segment net sales declined (see Segment Results below).

Gross profit - Gross profit for the quarter ended March 31, 2016 was $17,046, an increase of 27.3 percent compared to the quarter ended March 31, 2015. The increase was driven by a 5.6 percentage point increase in gross margin. Gross margin expanded due to an overall product sales mix favoring higher value products, a higher average selling price, and lower input costs.

Operating income - Operating income for the quarter ended March 31, 2016 was $10,725, a 55.3 percent increase compared to the year ago quarter. Operating margin expanded 5.4 percentage points. The increase was primarily driven by improved gross profit in both segments.

Equity method investment earnings - Our equity method investment earnings decreased to $517 for the quarter ended March 31, 2016, from $1,352 for the quarter ended March 31, 2015. The decrease in earnings was primarily due to ICP's lower per unit average selling price compared to a year ago, partially offset by higher sales volume (see Note 2). The lower per unit average selling price reflected unfavorable market conditions compared to previous recent years.

Income tax expense - Income tax expense for the quarter ended March 31, 2016 was $3,872, for an effective tax rate for the quarter of 35.4 percent. Income tax expense for the quarter ended March 31, 2015 was $3,059, for an effective tax rate for the quarter of 37.6 percent. The principal reason for the 2.2 percent reduction in our effective tax rate quarter-versus-quarter is that the federal domestic production activities deduction is no longer limited by net operating loss carryovers in 2016. See Note 5.

Operating income

	Operating income	Change

Operating income for the quarter ended March 31, 2015	$6,908
Increase in gross profit - distillery products segment(a)	3,363	48.7	pp(b)
Increase in gross profit - ingredient solutions segment(a)	295	4.3	pp
Decrease in selling, general and administrative expenses ("SG&A")	159	2.3	pp
Operating income for the quarter ended March 31, 2016	$10,725	55.3%
(a) See segment discussion.
(b) Percentage points ("pp").

Operating income for the quarter ended March 31, 2016 increased to $10,725 from $6,908 for the quarter ended March 31, 2015, primarily due to gross profit growth in our distillery products and ingredient solutions segments and a decrease in SG&A. For the quarter ended March 31, 2016, gross profit in the distillery products and ingredient solutions segments increased by $3,363 and $295, respectively, compared to the quarter ended March 31, 2015. Gross profit in distillery products increased primarily due to the continuing shift in alcohol product sales mix to premium spirits, a higher average selling price, and a decrease in input costs. Gross profit in ingredient solutions increased primarily due to the continuing shift in ingredient solutions products sales mix to higher value specialty wheat proteins, and a decrease in input costs. SG&A decreased by $159 quarter-versus-quarter, primarily due to decreases in accruals for incentive compensation, partially offset by increases in personnel, legal, and other costs.

Change in basic and diluted earnings per share

	Basic and Diluted EPS	Change
Basic and diluted earnings per share for the quarter ended March 31, 2015	$0.28
Change in operations(a)	0.14	50.0	pp(b)
Change in equity method investments(a)	(0.03)	(10.7)	pp
Change in interest expense(a)	(0.01)	(3.6)	pp
Change in weighted average shares outstanding(c)	0.02	7.1	pp
Change in effective tax rate	0.01	3.6	pp
Basic and diluted earnings per share for the quarter ended March 31, 2016	$0.41	46.4%

(a)	Changes are net of tax based on the effective tax rate for each base year.

(b)	Percentage points ("pp").

(c)
Weighted average shares outstanding change primarily due to the vesting of employee restricted stock units, the granting of Common Stock to directors, the purchase of vested stock by the Company from employees to pay withholding taxes, and repurchases by the Company of Common Stock.

Earnings per share increased to $0.41 in the quarter ended March 31, 2016 from $0.28 in the quarter ended March 31, 2015, primarily due to performance from operations, the decline in weighted average shares outstanding due to a repurchase of Common Stock in 2015, partially offset by lower equity method investment earnings (see Note 2) and higher interest expense quarter-over-quarter.

SEGMENT RESULTS

DISTILLERY PRODUCTS

The following table shows selected financial information for our distillery products segment for the quarters ended March 31, 2016 and 2015.

	PRODUCT GROUP NET SALES
	Quarter Ended March 31,		Quarter-versus-Quarter Net Sales Change Increase / (Decrease)			Quarter-versus-Quarter Volume Increase / (Decrease)
	2016	2015	$ Change	% Change		% Change
	Amount	Amount
Food grade alcohol(a)	$54,206	$55,304	$(1,098)	(2.0)%
Fuel grade alcohol(a)	1,855	2,419	(564)	(23.3)
Distillers feed and related co-products	5,780	6,787	(1,007)	(14.8)
Warehouse revenue	2,001	1,352	649	48.0
Total distillery products	$63,842	$65,862	$(2,020)	(3.1)%		(15.3)%	(a)

	Other Financial Information
	Quarter Ended March 31,		Quarter-versus-Quarter Increase / (Decrease)
	2016	2015	$ Change	% Change

Gross profit	$14,850	$11,487	$3,363	29.3%
Gross margin %	23.3%	17.4%		5.9	pp(b)

(a) Volume change for alcohol products.
(b) Percentage points ("pp").

Driven by strong demand for our premium bourbon and rye whiskeys, net sales of higher margin premium beverage alcohol products within food grade alcohol increased over the year-ago quarter, while lower margin alcohol products, net sales decreased resulting in an overall food grade alcohol net sales decrease of $1,098, or 2.0 percent. Declines in net sales of the lower margin co-products of fuel grade alcohol and distillers feed were partially offset by an increase in warehouse revenue generated by increased storage of customer barrels of whiskey.
Gross profit increased quarter-versus-quarter by $3,363, or 29.3 percent. Gross margin for the quarter ended March 31, 2016 was 23.3 percent compared to 17.4 percent for the quarter ended March 31, 2015, which was due to the continuing shift in alcohol product sales mix to premium spirits, a higher average selling price, and a decrease in input costs.

INGREDIENT SOLUTIONS

The following table shows selected financial information for our ingredient solutions segment for the quarters ended March 31, 2016 and 2015.

	PRODUCT GROUP NET SALES
	Quarter Ended March 31,		Quarter-versus-Quarter Net Sales Change Increase / (Decrease)			Quarter-versus-Quarter Volume Increase / (Decrease)
	2016	2015	$ Change	% Change		% Change
	Amount	Amount
Specialty wheat starches	$6,176	$7,729	$(1,553)	(20.1)%
Specialty wheat proteins	4,989	4,479	510	11.4
Commodity wheat starch	1,612	1,987	(375)	(18.9)
Commodity wheat protein	216	356	(140)	(39.3)
Total ingredient solutions	$12,993	$14,551	$(1,558)	(10.7)%		(13.3)%

	Other Financial Information
	Quarter Ended March 31,		Quarter-versus-Quarter Increase / (Decrease)
	2016	2015	$ Change	% Change

Gross profit	$2,196	$1,901	$295	15.5%
Gross margin %	16.9%	13.1%		3.8	pp(a)

(a) Percentage points ("pp").

Total ingredient solutions net sales for the quarter ended March 31, 2016 decreased by $1,558, or 10.7 percent, compared to the quarter ended March 31, 2015. This decline was driven by decreased product sales volume of 13.3 percent, partially offset by a higher average selling price. Net sales of specialty wheat proteins increased $510 quarter-versus-quarter, while net sales of specialty wheat starches decreased $1,553 quarter-versus-quarter. Lower margin commodity products net sales continued to decrease quarter-versus-quarter as part of our strategic plan to maximize sales of higher value products.
Gross profit increased quarter-versus-quarter by $295, or 15.5 percent. Gross margin for the quarter ended March 31, 2016 was 16.9 percent compared to 13.1 percent for the quarter ended March 31, 2015, primarily due to the shift in product sales mix to higher value specialty wheat proteins, and a decrease in input costs, partially offset by a decrease in net sales of specialty wheat starches and commodity products.

CASH FLOW, FINANCIAL CONDITION AND LIQUIDITY

We believe our financial condition continues to be of high quality, as evidenced by our ability to generate adequate cash from operations while having ready access to capital at competitive rates.

Operating cash flow and debt through our Credit Agreement (see Note 1 for Credit Agreement details) provide the primary sources of cash to fund operating needs and capital expenditures. These same sources of cash are used to fund shareholder dividends and other discretionary uses such as share repurchases. Going forward, we expect to use cash to implement our invest to grow strategy, particularly in the distillery products segment. The overall liquidity of the Company reflects our strong business results and an effective cash management strategy that takes into account liquidity management, economic factors, and tax considerations. We expect our sources of cash, including our credit facility, to be adequate to provide for budgeted capital expenditures and anticipated operating requirements.

Operating Cash Flow

Cash flow from operations decreased $7,762 to $(1,641) for the quarter ended March 31, 2016, from $6,121 for the quarter ended March 31, 2015. This decrease in operating cash flow was primarily the result of net cash outflows related to the changes in inventory, accounts payable, and accrued expenses, partially offset by cash inflows related to increased net income, after giving effect to adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, distribution received from equity method investee, deferred income taxes, including change in valuation allowance, share-based compensation, and equity method investment earnings) and the increase in income taxes payable.

Increases to Operating Cash Flow. Net income after giving effect to adjustments to reconcile net income to net cash provided by operating activities, increased by $4,135, to $13,176 for the quarter ended March 31, 2016 from $9,041 for the quarter ended March 31, 2015. The increase quarter-versus-quarter consists of an increase in net income of $1,989, an increase in depreciation and amortization of $213, a distribution received from our equity method investee of $3,300, a decrease in deferred income taxes, including change in valuation allowance, of $2,649, an increase in share-based compensation of $447 and a decrease in equity method investment earnings of $835. Accounts payable decreased $4,236 for the quarter ended March 31, 2016 compared to an increase of $819 for the quarter ended March 31, 2015. The $5,055 change was primarily due to the timing of current cash disbursements. Receivables, net, increased $534 for the quarter ended March 31, 2016 compared to an increase of $194 for the quarter ended March 31, 2015. The resulting $340 change was primarily due to the timing of collections. Accrued expenses decreased $3,958 for the quarter ended March 31, 2016 compared to a decrease of $1,248 for the quarter ended March 31, 2015. The $2,710 change was primarily due to decreases in incentive compensation accruals.

Decreases to Operating Cash Flow. Inventory increased $9,682 for the quarter ended March 31, 2016, compared to an increase of $3,213 for the quarter ended March 31, 2015, resulting in a $6,469 change. Increased investment in barreled distillate inventory for aging quarter-versus-quarter of $4,450 and increased investment in finished product safety stock quarter-versus-quarter of $2,376 accounted for the change.

Investing Cash Flow

Net investing cash outflow for the quarter ended March 31, 2016 was $3,053 compared to net investing cash outflow of $5,030 for the quarter ended March 31, 2015, for a net decrease in cash used in investing activities of $1,977.

Capital Spending. We manage capital spending to support our business growth plans. Capital expenditures, primarily to support capacity expansion and facility improvements and sustenance were $4,872 and $5,246, respectively, for the quarters ended March 31, 2016 and 2015, of which $3,053 and $5,030, respectively, were uses of cash and $1,819 and $216, respectively, remained payable. We expect approximately $24,000 in capital expenditures in 2016 for facility improvement and expansion (including our warehouse expansion), facility sustenance projects, and environmental health and safety projects. On October 21, 2015, we announced a $16,400 major expansion in warehousing capacity on a 20-acre campus adjoining our current Lawrenceburg facility as part of the implementation of our five-year strategic plan to grow the whiskey category. In December 2015, our Board of Directors approved an additional $3,800 for a portion of the next phase of the project, for a total approved investment of $20,200. As of March 31, 2016, we had spent $14,040 of the total approved warehouse expansion investment.

Financing Cash Flow
Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including brand development and share repurchase activities) and the overall cost of capital. Total debt was $37,444 (net of unamortized loan fees of $667) at March 31, 2016 and $33,460 at December 31, 2015. During the quarters ended March 31, 2016 and 2015, we had net borrowings / (payments) of $4,453, and $348, respectively, on our Credit Agreement (see Note 1 for Credit Agreement details). Our payments on long-term debt totaled $438 and $398 for quarters ended March 31, 2016 and 2015, respectively.

Financial Condition and Liquidity
Our principal uses of cash in the ordinary course of business are for input costs used in our production processes, salaries, capital expenditures, and investments supporting our strategic plan, such as the aging of barreled distillate.  Generally, during periods when commodities prices are rising, our operations require increased use of cash to support inventory levels.

Our principal sources of cash are product sales and borrowing on our Credit Agreement.  Under our Credit Agreement, we must meet certain financial covenants and include other restrictions as disclosed in Note 1 of this Report on Form 10-Q and in Note 4 of the Form 10-K/A for the year ended December 31, 2015.
At March 31, 2016, our current assets exceeded our current liabilities by $63,767 largely due to our inventories of $68,383. At March 31, 2016 our cash balance was $0 and we have used our Credit Agreement for liquidity purposes, with $53,352 remaining for additional borrowings. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We regularly assesses our cash needs and the available sources to fund these needs. We utilize short- and long-term debt to fund discretionary items, such as capital investments and share repurchases. In addition, we have strong operating results such that financial institutions, if needed, should provide sufficient credit funding to meet short-term financing requirements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Interest Rate Exposures. Our Credit Agreement with Wells Fargo Bank, as amended March 21, 2016, provides for interest either on a Base Rate model or a LIBOR Rate model. For LIBOR Rate Loans, the interest rate is equal to the per annum LIBOR Rate (based on 1, 2, 3 or 6 months) plus 1.75 - 2.75 percent (depending on the Average Excess Availability). For Base Rate Loans, the interest rate is the greatest of (a) 1 percent per annum, (b) the Federal Funds Rate plus one-half percent, (c) the one-month LIBOR Rate plus 1 percent, and (d) Wells Fargo’s "prime rate" as announced from time to time, plus 0.75 - 1.75 percent (depending on the Average Excess Availability). The default rate is equal to 2 percentage points above the per annum rate otherwise applicable, in the lender’s discretion.

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on weighted average outstanding borrowings at March 31, 2016, a 100 basis point increase over the non-default rates actually in effect at such date would increase our interest expense on an annualized basis by $353.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. As of the quarter ended March 31, 2016, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There has been no change in the Company’s internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Reference is made to Part I, Item 3, Legal Proceedings of our Report on Form 10-K/A for the year ended December 31, 2015 and Note 4 of this Report on Form 10-Q for information on certain proceedings to which we are subject.
We are a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us.

ITEM 1A.    RISK FACTORS

Risk Factors are described in "Item 1A. Risk Factors" of our Report on Form 10-K/A for the year ended December 31, 2015. There have been no material changes thereto during the quarter ended March 31, 2016.
ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no unregistered sale of equity securities during the quarter ended March 31, 2016.

ISSUER PURCHASES OF EQUITY SECURITIES

	(1) Total Number of Shares (or Units) Purchased	(2) Average Price Paid per Share (or Unit)	(3) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(4) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 through January 31, 2016	—	$—	—	$—
February 1, 2016 through February 29, 2016	—	—	—
March 1, 2016 through March 31, 2016	—	—	—
Total	—		—

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit Number	Description of Exhibit
10.1
Third Amended and Restated Credit Agreement, by and among the lenders identified therein, Wells Fargo Bank, National Association, as administrative agent for the lenders, sole lead arranger and sole book runner, MGP Ingredients, Inc., MGPI Processing, Inc., MGPI Pipeline, Inc., and MGPI of Indiana, LLC, dated March 21, 2016 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 25, 2016)

*31.1	CEO Certification pursuant to Rule 13a-14(a)
*31.2	CFO Certification pursuant to Rule 13a-14(a)
*32.1	CEO and Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*32.2	CFO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2016, and December 31, 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, (iv) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (v) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date:	May 4, 2016	By	/s/ Augustus C. Griffin
Augustus C. Griffin, President and Chief Executive Officer

Date:	May 4, 2016	By	/s/ Thomas K. Pigott
Thomas K. Pigott, Vice President, Finance and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibit
10.1
Third Amended and Restated Credit Agreement, by and among the lenders identified therein, Wells Fargo Bank, National Association, as administrative agent for the lenders, sole lead arranger and sole book runner, MGP Ingredients, Inc., MGPI Processing, Inc., MGPI Pipeline, Inc., and MGPI of Indiana, LLC, dated March 21, 2016 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 25, 2016)

*31.1	CEO Certification pursuant to Rule 13a-14(a)
*31.2	CFO Certification pursuant to Rule 13a-14(a)
*32.1	CEO and Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*32.2	CFO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2016, and December 31, 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, (iv) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (v) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith