Form 10-Q
period 2016-06-30
MGP INGREDIENTS INC
filed 2016-08-03
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

or

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

16,697,823 shares of Common Stock, no par value as of July 29, 2016

METHOD OF PRESENTATION

Throughout this Report, when we refer to "the Company," "we," "us," "our," and words of similar import in reference to activities prior to January 3, 2012, the date a reorganization occurred ("the Reorganization"), we are referring to the combined business of MGPI Processing, Inc. (formerly MGP Ingredients, Inc.)  and its consolidated subsidiaries, and when we refer to "the Company," "we," "us," "our," and words of similar import in reference to activities occurring after the Reorganization, we are referring to the combined business of MGP Ingredients, Inc. (formerly named  MGPI Holdings, Inc.) and its consolidated subsidiaries, except to the extent that the context otherwise indicates. In this document, for any references to Note 1 through Note 9, refer to the Notes to Consolidated Financial Statements in Item 1.

All amounts in this report, except for share, par values, bushels, gallons, pounds, mmbtu, proof gallons, per share, per bushel, per gallon, per proof gallon and percentage amounts, are shown in thousands unless otherwise noted.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter Ended		Year to Date Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Sales	$82,174	$92,071	$159,365	$176,935
Less: excise taxes	1,782	6,717	2,138	11,168
Net sales	80,392	85,354	157,227	165,767
Cost of sales (a)	64,861	67,826	124,650	134,851
Gross profit	15,531	17,528	32,577	30,916
Selling, general and administrative expenses	6,404	8,025	12,725	14,505
Operating income	9,127	9,503	19,852	16,411
Equity method investment earnings (Note 2)	1,079	3,096	1,596	4,448
Interest expense, net	(328)	(129)	(639)	(260)
Income before income taxes	9,878	12,470	20,809	20,599
Income tax expense	3,570	4,599	7,442	7,658
Net income	6,308	7,871	13,367	12,941
Other comprehensive income (loss), net of tax	(21)	330	(38)	258
Comprehensive income	$6,287	$8,201	$13,329	$13,199

Basic and diluted earnings per share	$0.37	$0.44	$0.77	$0.72
Dividends and dividend equivalents per common share	$—	$—	$0.08	$0.06

(a)
Includes related party purchases of $6,698 and $12,187 for the quarters ended June 30, 2016 and 2015, respectively. Includes related party purchases of $12,939 and $23,364 for the year to date periods ended June 30, 2016 and 2015, respectively.

See accompanying notes to unaudited condensed consolidated financial statements

       MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	June 30, 2016	December 31, 2015
Current Assets
Cash and cash equivalents	$1,554	$747
Receivables (less allowance for doubtful accounts: June 30, 2016 - $24; December 31, 2015 - $24)	33,998	30,670
Inventory	71,595	58,701
Prepaid expenses	792	1,062
Total current assets	107,939	91,180
Property and equipment	238,150	229,914
Less accumulated depreciation and amortization	(152,180)	(146,360)
Property and equipment, net	85,970	83,554
Equity method investments (Note 2)	16,856	18,563
Other assets	934	1,013
Total assets	$211,699	$194,310
Current Liabilities
Current maturities of long-term debt	$4,352	$3,345
Accounts payable	20,982	20,940
Accounts payable to affiliate, net	2,487	2,291
Accrued expenses	7,101	10,400
Income taxes payable	742	685
Total current liabilities	35,664	37,661
Long-term debt, less current maturities	18,399	7,579
Revolving credit facility	18,618	22,536
Deferred credit	3,054	3,402
Accrued retirement, health and life insurance benefits	4,045	4,136
Deferred income taxes	2,008	2,757
Other noncurrent liabilities	81	79
Total liabilities	81,869	78,150
Commitments and Contingencies (Note 4)
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 18,115,965 shares at June 30, 2016 and December 31, 2015, and 16,697,823 and 16,681,576 shares outstanding at June 30, 2016 and December 31, 2015, respectively	6,715	6,715
Additional paid-in capital	12,634	11,356
Retained earnings	126,550	114,558
Accumulated other comprehensive loss, net of tax	(538)	(500)
Treasury stock, at cost
Shares of 1,418,142 at June 30, 2016 and 1,434,389 at December 31, 2015	(15,535)	(15,973)
Total stockholders’ equity	129,830	116,160
Total liabilities and stockholders’ equity	$211,699	$194,310

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Year to Date Ended
	June 30, 2016	June 30, 2015
Cash Flows from Operating Activities
Net income	$13,367	$12,941
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization	5,983	6,184
Distribution received from equity method investee	3,300	—
Deferred income taxes, including change in valuation allowance	(749)	3,057
Share-based compensation	1,234	690
Equity method investment earnings	(1,596)	(4,447)
Other, net	(230)	—
Changes in Operating Assets and Liabilities:
Receivables, net	(3,328)	(4,081)
Inventory	(12,894)	(10,576)
Prepaid expenses	270	(663)
Accounts payable	(2,106)	2,992
Accounts payable to affiliate, net	196	988
Accrued expenses	(2,814)	1,879
Income taxes payable	57	857
Deferred credit	(348)	(340)
Accrued retirement health and life insurance benefits	(124)	(665)
Other, net	—	287
Net cash provided by operating activities	218	9,103
Cash Flows from Investing Activities
Additions to property and equipment	(6,088)	(8,080)
Other, net	230	—
Net cash used in investing activities	(5,858)	(8,080)
Cash Flows from Financing Activities
Purchase of treasury stock	—	(166)
Payment of dividends	(1,378)	(1,087)
Principal payments on long-term debt	(2,173)	(799)
Proceeds from credit facility	17,064	1,235
Payments on credit facility	(6,952)	(1,138)
Loan fees incurred with borrowings	(114)	(348)
Net cash provided by (used in) financing activities	6,447	(2,303)
Increase (decrease) in cash and cash equivalents	807	(1,280)
Cash and cash equivalents, beginning of year	747	5,641
Cash and cash equivalents, end of period	$1,554	$4,361

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Capital Stock Preferred	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2015	$4	$6,715	$11,356	$114,558	$(500)	$(15,973)	$116,160
Comprehensive income:
Net income	—	—	—	13,367	—	—	13,367
Change in post employment benefits	—	—	—	—	(35)	—	(35)
Change in joint venture equity	—	—	—	—	(3)	—	(3)
Dividends and dividend equivalents, net of forfeitures	—	—	—	(1,375)	—	—	(1,375)
Share-based compensation	—	—	1,278	—	—	—	1,278
Stock shares awarded, forfeited or vested	—	—	—	—	—	438	438
Balance, June 30, 2016	$4	$6,715	$12,634	$126,550	$(538)	$(15,535)	$129,830

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

These unaudited condensed consolidated financial statements as of and for the quarter ended June 30, 2016 should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Report on Form 10-K/A for the year ended December 31, 2015 filed with the Securities and Exchange Commission ("SEC").  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Inventories are stated at the lower of cost or market on the first-in, first-out, or FIFO, method.  Inventory valuations are impacted by constantly changing prices paid for key materials, primarily corn. Inventory consists of the following:

	June 30, 2016	December 31, 2015
Finished goods	$15,447	$15,126
Barreled distillate (bourbon and whiskey)	40,290	28,278
Work in process	1,758	2,364
Raw materials	7,021	6,675
Maintenance materials	5,970	5,371
Other	1,109	887
Total	$71,595	$58,701

Equity Method Investments.  The Company accounts for its investment in non-consolidated subsidiaries under the equity method of accounting when the Company has significant influence, but does not have more than 50 percent voting control, and is not considered the primary beneficiary.  Under the equity method of accounting, the Company reflects its investment in non-consolidated subsidiaries within the Company’s Consolidated Balance Sheets as Equity method investments; the Company’s share of the earnings or losses of the non-consolidated subsidiaries is reflected as Equity method investment earnings in the Consolidated Statements of Comprehensive Income.

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

The Company’s Distillery segment routinely produces unaged distillate, and this product is frequently barreled and warehoused at a Company location for an extended period of time in accordance with directions received from the Company’s customers.  This product must meet customer acceptance specifications, the risks of ownership and title to the goods must be passed to the customer, and requirements for bill and hold revenue recognition must be met prior to the Company recognizing revenue from the sale of the product.  Separate warehousing agreements are maintained for customers who store their product with the Company and warehouse revenues are recognized as the service is provided.

Sales include customer paid freight costs billed to customers for the quarters ended June 30, 2016 and 2015 of $3,939 and $4,577, respectively, and $8,076 and $8,878 for the year to date periods ended June 30, 2016 and 2015, respectively.

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

Earnings per Share.  Basic and diluted earnings per share are computed using the two-class method, which is an earnings allocation formula that determines net income per share for each class of Common Stock and participating security according to dividends declared and participation rights in undistributed earnings.  Per share amounts are computed by dividing net income attributable to common shareholders by the weighted average shares outstanding during the period.

Long-Lived Assets and Loss on Impairment of Assets.  Management reviews long-lived assets, mainly property and equipment assets, whenever events or circumstances indicate that usage may be limited and carrying values may not be fully recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are determined to be impaired, the impairment is measured by the amount by which the asset carrying value exceeds the estimated fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.  No events or conditions occurred during the quarter ended June 30, 2016 that required the Company to test its long-lived assets for impairment.

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

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $42,399 and $34,603 at June 30, 2016 and December 31, 2015, respectively. The financial statement carrying value of total debt was $41,369 (net of unamortized loan fees of $667) and $33,460 (net of unamortized loan fees of $636) at June 30, 2016 and December 31, 2015, respectively.  These fair values are considered Level 2 under the fair value hierarchy.

Dividends and Dividend Equivalents. On March 7, 2016, the Board of Directors declared a dividend payable to stockholders of record as of March 21, 2016, of the Company's common stock, no par value ("Common Stock"), and a dividend equivalent payable to holders of restricted stock units ("RSUs") as of March 21, 2016, of $0.08 per share and per unit.  The total payment of $1,378, comprised of dividend payments of $1,335 and dividend equivalent payments of $43 (including estimated forfeitures), was paid on April 14, 2016.

On March 12, 2015, the Board of Directors announced a dividend payable to stockholders of record as of March 26, 2015, of the Company's Common Stock, and a dividend equivalent payable to holders of RSUs as of March 26, 2015, of $0.06 per share and per unit.  The total payment of $1,087, comprised of dividend payments of $1,061 and dividend equivalent payments of $26 (including estimated forfeitures), was paid on April 21, 2015.

Credit Agreement. On March 21, 2016, the Company entered into a Third Amended and Restated Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, National Association. The Credit Agreement contains customary terms and conditions substantially similar to the Second Amended and Restated Credit Agreement (the "Previous Credit Agreement") and associated schedules with Wells Fargo Bank, National Association, except as described below. Such terms and conditions include limitations on mergers, consolidations, reorganizations, recapitalizations, indebtedness and certain payments, as well as financial condition covenants relating to leverage and interest coverage ratios. The Company's obligations under the Credit Agreement may be accelerated upon customary events of default, including, without limitation, non-payment of principal or interest, breaches of covenants, certain judgments against the loan parties, cross-defaults to other material debt, a change in control and specified bankruptcy events.

The Credit Agreement added a $15,000 term loan to the previous credit agreement's $80,000 revolving facility resulting in a $95,000 facility. The principal of the term loan can be prepaid at any time without penalty or otherwise will be repaid by the Company in installments of $250 each month, which commenced on May 1, 2016. Additionally, the Credit Agreement reduced certain restrictions on acquisitions. Under the Previous Credit Agreement, only acquisitions less than $1,000 individually and $7,500 in the aggregate were permitted. The Credit Agreement eliminated the individual dollar limitation and increased the aggregate limitation to $35,000. The Credit Agreement also added an increased minimum fixed charge coverage ratio of 1.25x (compared to 1.10x in the Previous Credit Agreement) while the $15,000 term loan is outstanding, however, the special fixed coverage ratio is only tested if excess availability, after giving effect to such restricted payment, is less than 17.5 percent of the total amount of the facility.

The Company was in compliance with the Credit Agreement covenants at June 30, 2016. The Company incurred $46 of new loan fees related to the Credit Agreement that were capitalized during the quarter ended June 30, 2016. The unamortized balance of total loan fees related to the Credit Agreement was $667 at June 30, 2016 and is included in the carrying value of total debt on the Condensed Consolidated Balance Sheets as described above in the Fair Value of Financial Instruments section. The loan fees are being amortized over the life of the Credit Agreement.

The amount of borrowings which the Company may make is subject to borrowing base limitations adjusted for the Fixed Asset Sub-Line collateral as described in the Credit Agreement. As of June 30, 2016, the Company's total outstanding borrowings under the credit facility were $39,538, comprised of $19,285 of revolver borrowing (including unamortized loan fees of $667), $5,753 of fixed asset sub-line term loan borrowing, and $14,500 of term loan borrowing, leaving $47,385 available. The average interest rate for total borrowings of the Credit Agreement at June 30, 2016 was 2.52 percent.

Recent Accounting Pronouncements. In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, which simplifies certain aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is evaluating the effect that ASU 2016-09 will have on its consolidated financial statements and related disclosures and concurrently determining whether or not to early adopt this new accounting standard in 2016.

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

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. At its July 9, 2015 meeting, the FASB agreed to defer by one year the mandatory effective date of its revenue recognition standard, but will also provide entities the option to adopt it as of the original effective date (ASU No. 2015-14). The new standard has a mandatory adoption date for the Company of January 1, 2018. Early adoption is permitted at January 1, 2017. The standard permits the use of the full retrospective, retrospective with practical expedients, or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 (updated to ASU 2015-14), and related standard updates, ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, ASU No. 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update), and ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, will have on its consolidated financial statements and related disclosures, but has not yet selected a transition method nor determined the effect of the standard on its ongoing financial reporting.

Note 2.  Equity Method Investments.

As of June 30, 2016, the Company’s investments that are accounted for using the equity method of accounting consisted of the following: (1) 30 percent interest in ICP, which manufactures alcohol for fuel, industrial and beverage applications, and (2) 50 percent interest in D.M. Ingredients, GmbH, ("DMI"), which produced certain specialty starch and protein ingredients until June 30, 2015 (see DMI discussion below).

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

	Quarter Ended		Year to Date Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
ICP’s Operating results:
Net sales (a)	$40,576	$48,371	$90,185	$87,969
Cost of sales and expenses (b)	36,980	37,609	84,866	72,779
Net income	$3,596	$10,762	$5,319	$15,190

(a)
Includes related party sales to MGPI of $6,698 and $11,803 for the quarters ended June 30, 2016 and 2015, respectively. Includes related party sales to MGPI of $12,939 and $22,442 for the year to date periods ended June 30, 2016 and 2015, respectively.

(b)
Includes depreciation and amortization of $747 and $662, and business interruption insurance proceeds of $0 and $4,112, for the quarters ended June 30, 2016 and 2015, respectively. Includes depreciation and amortization of $1,482 and $1,325, and business interruption insurance proceeds of $0 and $4,112, for the year to date periods ended June 30, 2016 and 2015, respectively.

The Company’s equity method investment earnings (losses) from joint ventures, based on unaudited financial statements, is as follows:

	Quarter Ended			Year to Date Ended
	June 30, 2016	June 30, 2015		June 30, 2016	June 30, 2015
ICP (30% interest)	$1,079	$3,229		$1,596	$4,558
DMI (50% interest)	—	(133)	(a)	—	(110)	(a)
	$1,079	$3,096		$1,596	$4,448

(a) Includes $81 of pre-tax foreign currency translation adjustment.

The Company’s investment in joint ventures is as follows:

	June 30, 2016		December 31, 2015
ICP (30% interest)	$16,472	(a)	$18,179
DMI (50% interest)	384		384
	$16,856		$18,563

(a)	During the year to date period ended June 30, 2016, the Company received a $3,300 cash distribution from ICP, which reduced the Company's investment amount in ICP.

Note 3.  Earnings per Share.

The computations of basic and diluted earnings per share are as follows:

	Quarter Ended			Year to Date Ended
	June 30, 2016		June 30, 2015	June 30, 2016		June 30, 2015
Operations:
Net income(a)	$6,308		$7,871	$13,367		$12,941
Less: Amounts allocated to participating securities (nonvested shares and units)(b)	240		293	506		484
Net income attributable to common shareholders	$6,068		$7,578	$12,861		$12,457
Share information:
Basic weighted average common shares(c)	16,617,857	(d)	17,400,359	16,612,416	(d)	17,398,022
Incremental shares from potential dilutive securities(e)	—		795	—		755
Diluted weighted average common shares	16,617,857		17,401,154	16,612,416		17,398,777

Basic and diluted earnings per share	$0.37		$0.44	$0.77		$0.72

(a)	Net income attributable to all shareholders.

(b)	Participating securities include 128,500 and 248,100 nonvested restricted shares at June 30, 2016 and 2015, respectively.

(c)
Under the two-class method, basic weighted average common shares exclude outstanding nonvested, participating securities consisting of restricted share awards of 128,500 and  248,100 at June 30, 2016 and 2015, respectively.

(d)
Basic weighted average common shares for the quarter and year to date periods ended June 30, 2016 were affected by the September 1, 2015, purchase of 950,000 shares of common stock in a privately-negotiated transaction with F2 SEA, Inc., an affiliate of SEACOR Holdings, Inc., pursuant to a Stock Repurchase Agreement. SEACOR Holdings, Inc. is the 70 percent owner of ICP, the Company's 30 percent equity method investment.

(e)
There were no anti-dilutive shares related to stock options for the quarters ended June 30, 2016 and 2015. There were dilutive shares related to stock options totaling 0 and 4,000 for the quarters ended June 30, 2016 and 2015, respectively, and 0 and 4,000 for the year to date periods ended June 30, 2016 and 2015, respectively. The dilutive shares resulted in potential dilutive securities of 0 and 795 for the quarters ended June 30, 2016 and 2015, respectively, and 0 and 755 for the year to date periods ended June 30, 2016 and 2015, respectively.

Note 4.  Commitments and Contingencies.

Commitments. Open purchase order commitments at June 30, 2016 related to raw materials and packaging used in the ordinary course of business were $64,904 extending out to June 2017. Open purchase order commitments at June 30, 2016 related to the purchase of capital assets were $4,170. In addition, refer to the Company's contractual obligations/commitments that were disclosed in the Report on Form 10-K/A as of the year ended December 31, 2015.

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

Note 5. Income Taxes
Income tax expense for the quarter and year to date period ended June 30, 2016 was $3,570 and $7,442, respectively, for an effective tax rate for the quarter of 36.1 percent and for the year to date period of 35.8 percent. The effective tax rate differs from the 35 percent federal statutory rate on pretax income primarily due to the impact of state income taxes and the domestic production activities deduction. The Company continues to evaluate all available positive and negative evidence to determine the likelihood of realization of the deferred tax assets.

Income tax expense for the quarter and year to date period ended June 30, 2015 was $4,599 and $7,658, respectively, for an effective tax rate for the quarter of 36.9 percent and for the year to date period of 37.2 percent. The principal reason for the reduction in the Company’s effective tax rate in the current quarter and year to date period compared to the prior year quarter and year to date period is that the federal domestic production activities deduction is no longer limited by the Company's net operating loss carryovers from prior periods, as it was in the comparative quarter and year to date period.

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

	Quarter Ended		Year to Date Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net Sales to Customers
Distillery products	$66,740	$68,967	$130,582	$134,829
Ingredient solutions	13,652	16,387	26,645	30,938
Total	80,392	85,354	157,227	165,767
Gross Profit
Distillery products	13,663	13,647	28,515	25,134
Ingredient solutions	1,868	3,881	4,062	5,782
Total	15,531	17,528	32,577	30,916
Depreciation and Amortization
Distillery products	1,957	2,212	4,475	4,383
Ingredient solutions	411	538	855	1,113
Corporate	310	342	653	688
Total	2,678	3,092	5,983	6,184
Income before Income Taxes
Distillery products	12,900	13,362	27,283	24,500
Ingredient solutions	1,148	3,378	2,750	4,711
Corporate	(4,170)	(4,270)	(9,224)	(8,612)
Total	$9,878	$12,470	$20,809	$20,599

The following table allocates assets to each segment:

	As of June 30, 2016	As of December 31, 2015
Identifiable Assets
Distillery products	$159,708	$138,355
Ingredient solutions	21,834	24,023
Corporate	30,157	31,932
Total	$211,699	$194,310

Note 8.  Employee and Non-Employee Benefit Plans.

Equity-Based Compensation Plans.  The Company’s equity-based compensation plans provide for the awarding of stock options, stock appreciation rights, shares of restricted stock ("Restricted Stock"), and RSUs for senior executives and salaried employees as well as non-employee directors.

The Company has two active equity-based compensation plans: the Employee Equity Incentive Plan of 2014 (the "2014 Plan") and the Non-Employee Director Equity Incentive Plan (the "Directors' Plan"). The 2014 Plan replaced the inactive Stock Incentive Plan of 2004 (the "2004 Plan"), although the 2004 Plan had a remaining balance of 128,500 nonvested outstanding awards at June 30, 2016.

At the May 2014 annual meeting, shareholders also approved a new Employee Stock Purchase Plan ("ESPP"). At June 30, 2016 this ESPP was not active, but the previous ESPP plan remained intact.

The 2014 Plan provides that vesting occurs pursuant to the time period specified in the particular award agreement approved for that issuance of RSUs, which is not less than three years unless vesting is accelerated due to the occurrence of certain events. Prior to early 2015, awards granted under the 2014 Plan had only service conditions required for vesting. The compensation expense related to awards with only service conditions was based on the market price of the stock determined on the date the Board of Directors approved the grants, amortized over the service condition vesting period.

In early 2015, the Board of Directors approved awards with both service and performance conditions. The compensation expense related to awards with both service and performance conditions is treated as a cash bonus award to be settled in RSUs. Because management has determined that award performance conditions are substantive, the estimated compensation expense is recognized ratably over the period beginning in the performance condition measurement year (the year prior to the grant date year) when, or if, the Company determines that it is highly probable the performance conditions will be met and ending on the award service condition vesting date.

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

As of June 30, 2016, 206,094 RSUs had been granted under the 2014 Plan, with 11,108 of those forfeited for termination of employment. As of June 30, 2016, the unamortized balance of liability-classified awards, net of estimated forfeitures, was $1,111.

The Directors' Plan provides that vesting occurs pursuant to the time period specified in the particular award agreement approved for that issuance, which is not less than one year unless vesting is accelerated due to the occurrence of certain events.  As of June 30, 2016, 52,436 shares had been granted related to the Directors' Plan. The compensation expense related to awards granted under the Directors' Plan is based on the closing market price of the Company's stock on the day before the shares are awarded.

As of June 30, 2016, 654,486 shares of unvested Restricted Stock and RSUs were outstanding under the Company’s active and inactive long-term incentive plans.

Note 9.  Subsequent Events.

On August 1, 2016, the Board of Directors initiated the declaration of quarterly dividends and dividend equivalents to stockholders and holders of RSUs, which will replace our previous annual dividend and dividend equivalent declarations. Also on August 1, 2016, the Board of Directors declared a quarterly dividend payable to stockholders of record as of August 15, 2016, of the Company's Common Stock, and a dividend equivalent payable to holders of RSUs as of August 15, 2016, of $0.02 per share and per unit.  The dividend payment and dividend equivalent payment will be paid on September 8, 2016.

On July 11, 2016 (the “Effective Date”), the Company entered into a settlement agreement to resolve a lawsuit, which agreement provided, among other things, that the other party would pay the Company the total sum of $2,550, with $1,750 to be paid to the Company within 20 days of the Effective Date and $800 to be paid in $100 quarterly installments for the next eight quarters beginning three months after the Effective Date. The Company received the $1,750 on July 14, 2016.

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

RESULTS OF OPERATIONS

Consolidated results

The table below details the consolidated results for the quarters ended June 30, 2016 and 2015:

	Quarter Ended June 30,
	2016	2015	2016 v. 2015
Net sales	$80,392	$85,354	(5.8)%
Cost of sales	64,861	67,826	(4.4)
Gross profit	15,531	17,528	(11.4)
Gross margin %	19.3%	20.5%	(1.2)	pp(a)
Operating income	9,127	9,503	(4.0)
Operating margin %	11.4%	11.1%	0.3	pp
Equity method investment earnings	1,079	3,096	(65.1)
Interest expense	(328)	(129)	154.3
Income before income taxes	9,878	12,470	(20.8)
Income tax expense	3,570	4,599	(22.4)
Effective tax expense rate %	36.1%	36.9%	(0.8)	pp
Net income	$6,308	$7,871	(19.9)%
Net income margin %	7.8%	9.2%	(1.4)	pp
(a) Percentage points ("pp").

Net Sales - Net sales for the quarter ended June 30, 2016 were $80,392, a decrease of 5.8 percent compared to the year ago quarter. The decline was driven by reduced net sales in both segments. Within the distillery segment, net sales of both distillers feed and related co-products and industrial alcohol products within food grade alcohol declined, while net sales of higher margin premium beverage alcohol products within food grade alcohol increased. In the ingredient solutions segment, the net sales decline extended across multiple products lines (see Segment Results below).

Gross profit - Gross profit for the quarter ended June 30, 2016 was $15,531, a decrease of 11.4 percent compared to the quarter ended June 30, 2015. The decrease was driven by lower net sales volume and a lower average selling price in the ingredient solutions segment.

Operating income - Operating income for the quarter ended June 30, 2016 was $9,127, a 4.0 percent decrease compared to the year ago quarter. The decrease was primarily driven by a decline in gross profit in the ingredient solutions segment, partially offset by a decrease in selling, general and administrative expenses for the quarter ended June 30, 2016.

Equity method investment earnings - Our equity method investment earnings decreased to $1,079 for the quarter ended June 30, 2016, from $3,096 for the quarter ended June 30, 2015. The decrease in earnings was primarily due to ICP's lower per unit average selling price compared to a year ago, partially offset by higher sales volume, and a decrease in business interruption insurance proceeds quarter-versus-quarter (see Note 2). The lower per unit average selling price reflected less favorable market conditions compared to previous recent years.

Income tax expense - Income tax expense for the quarter ended June 30, 2016 was $3,570, for an effective tax rate for the quarter of 36.1 percent. Income tax expense for the quarter ended June 30, 2015 was $4,599, for an effective tax rate for the quarter of 36.9 percent. The principal reason for the 0.8 percent reduction in our effective tax rate quarter-versus-quarter is that the federal domestic production activities deduction is no longer limited by the Company's net operating loss carryovers from prior periods, as it was in the comparative quarter (see Note 5).

The table below details the consolidated results for the year to date periods ended June 30, 2016 and 2015:

	Year to Date Ended June 30,
	2016	2015	2016 v. 2015
Net sales	$157,227	$165,767	(5.2)%
Cost of sales	124,650	134,851	(7.6)
Gross profit	32,577	30,916	5.4
Gross margin %	20.7%	18.7%	2.0	pp(a)
Operating income	19,852	16,411	21.0%
Operating margin %	12.6%	9.9%	2.7	pp
Equity method investment earnings	1,596	4,448	(64.1)
Interest expense	(639)	(260)	145.8
Income before income taxes	20,809	20,599	1.0
Income tax expense	7,442	7,658	(2.8)
Effective tax expense rate %	35.8%	37.2%	(1.4)	pp
Net income	$13,367	$12,941	3.3%
Net income margin %	8.5%	7.8%	0.7	pp
(a) Percentage points ("pp").

Net Sales - Net sales for the year to date period ended June 30, 2016 were $157,227, a decrease of 5.2 percent compared to the year ago period. Within the distillery segment, net sales of lower margin industrial alcohol products within food grade alcohol, and fuel grade alcohol products declined, while net sales of higher margin premium beverage alcohol products within food grade alcohol increased. In the ingredient solutions segment, the net sales decline extended across multiple products lines (see Segment Results below).

Gross profit - Gross profit for the year to date period ended June 30, 2016 was $32,577, an increase of 5.4 percent compared to the year to date period ended June 30, 2015. The increase resulted in a 2.0 percentage point increase in gross margin. Total Company gross margin expanded due to an overall product sales mix favoring higher value products, a higher average selling price, and lower input costs, partially offset by an overall decrease in net sales.

Operating income - Operating income for the year to date period ended June 30, 2016 was $19,852, a 21.0 percent increase compared to the year ago period. Operating margin rose 2.7 percentage points, primarily driven by improved gross profit in the distillery products segment and a decrease in selling, general, and administrative expenses for the year to date period ended June 30, 2016.

Equity method investment earnings - Our equity method investment earnings decreased to $1,596 for the year to date period ended June 30, 2016, from $4,448 for the period ended June 30, 2015. The decrease in earnings was primarily due to ICP's lower per unit average selling price compared to a year ago, partially offset by higher sales volume, and a decrease in business interruption insurance proceeds period-versus-period (see Note 2). The lower per unit average selling price reflected less favorable market conditions compared to previous recent years.

Income tax expense - Income tax expense for the year to date period ended June 30, 2016 was $7,442, for an effective tax rate for the period of 35.8 percent. Income tax expense for the year to date period ended June 30, 2015 was $7,658, for an effective tax rate for the period of 37.2 percent. The principal reason for the 1.4 percent reduction in our effective tax rate period-versus-period is that the federal domestic production activities deduction is no longer limited by the Company's net operating loss carryovers from prior periods, as it was in the comparative year to date period (see Note 5).

Operating income quarter-versus-quarter

	Operating Income	Change

Operating income for the quarter ended June 30, 2015	$9,503
Increase in gross profit - distillery products segment(a)	16	0.2	pp(b)
Decrease in gross profit - ingredient solutions segment(a)	(2,013)	(21.2)	pp
Decrease in selling, general and administrative expenses ("SG&A")	1,621	17.0	pp
Operating income for the quarter ended June 30, 2016	$9,127	(4.0)%
(a) See segment discussion.
(b) Percentage points ("pp").

Operating income for the quarter ended June 30, 2016 decreased to $9,127 from $9,503 for the quarter ended June 30, 2015, due to gross profit decline in our ingredient solutions segment, partially offset by a decrease in SG&A and an increase in the distillery products segment gross profit. For the quarter ended June 30, 2016, gross profit in the ingredient solutions segment decreased compared to the quarter ended June 30, 2015, primarily due to a decline in net sales across multiple product lines, partially offset by a decrease in input costs. SG&A decreased quarter-versus-quarter, primarily due to decreases in accruals for incentive compensation and severance, partially offset by increases in personnel and other costs.

Operating income year to date-versus-year to date

	Operating Income	Change

Operating income for the year to date period ended June 30, 2015	$16,411
Increase in gross profit - distillery products segment(a)	3,381	20.6	pp(b)
Decrease in gross profit - ingredient solutions segment(a)	(1,720)	(10.4)	pp
Decrease in selling, general and administrative expenses ("SG&A")	1,780	10.8	pp
Operating income for the year to date period ended June 30, 2016	$19,852	21.0%
(a) See segment discussion.
(b) Percentage points ("pp").

Operating income for the year to date period ended June 30, 2016 increased to $19,852 from $16,411 for the year to date period ended June 30, 2015, due to gross profit growth in our distillery products segment and a decrease in SG&A, partially offset by a decline in gross profit in our ingredient solutions segment. For the year to date period ended June 30, 2016, gross profit in the distillery products segment increased compared to the year to date period ended June 30, 2015, primarily due to the continuing shift in sales mix within food grade alcohol from lower margin industrial alcohol products to higher margin premium beverage alcohol products, a higher average selling price, a decrease in input costs, and an increase in warehouse revenues, partially offset by a decline in the net sales of distillers feed and related co-products. For the year to date period ended June 30, 2016, gross profit in the ingredient solutions segment decreased compared to the year to date period ended June 30, 2015, primarily due to a decline in net sales across all product lines, partially offset by a decrease in input costs. SG&A decreased period-versus-period, primarily due to decreases in accruals for incentive compensation and severance, partially offset by increases in personnel and other costs.

Change in basic and diluted earnings per share quarter-versus-quarter

	Basic and Diluted EPS	Change
Basic and diluted earnings per share for the quarter ended June 30, 2015	$0.44
Change in operations(a)	(0.02)	(4.5)	pp(b)
Change in equity method investments(a)	(0.07)	(15.9)	pp
Change in interest expense(a)	(0.01)	(2.3)	pp
Change in weighted average shares outstanding(c)	0.02	4.5	pp
Change in effective tax rate	0.01	2.3	pp
Basic and diluted earnings per share for the quarter ended June 30, 2016	$0.37	(15.9)%

(a)	Changes are net of tax based on the effective tax rate for each base year.

(b)	Percentage points ("pp").

(c)
Weighted average shares outstanding change primarily due to the vesting of employee restricted stock units, the granting of Common Stock to directors, the purchase of vested stock by the Company from employees to pay withholding taxes, and repurchases by the Company of Common Stock.

Earnings per share decreased to $0.37 in the quarter ended June 30, 2016 from $0.44 in the quarter ended June 30, 2015, primarily due to lower equity method investment earnings (see Note 2) and a slight decline in performance from operations, partially offset by the change quarter-versus-quarter in weighted average shares outstanding, due to a repurchase of Common Stock in 2015.

Change in basic and diluted earnings per share year to date-versus-year to date

	Basic and Diluted EPS	Change
Basic and diluted earnings per share for the quarter ended June 30, 2015	$0.72
Change in operations(a)	0.12	16.7	pp(b)
Change in equity method investments(a)	(0.10)	(13.9)	pp
Change in interest expense(a)	(0.01)	(1.4)	pp
Change in weighted average shares outstanding(c)	0.03	4.2	pp
Change in effective tax rate	0.01	1.4	pp
Basic and diluted earnings per share for the quarter ended June 30, 2016	$0.77	7.0%

(a)	Changes are net of tax based on the effective tax rate for each base year.

(b)	Percentage points ("pp").

(c)
Weighted average shares outstanding change primarily due to the vesting of employee restricted stock units, the granting of Common Stock to directors, the purchase of vested stock by the Company from employees to pay withholding taxes, and repurchases by the Company of Common Stock.

Earnings per share increased to $0.77 in the year to date period ended June 30, 2016 from $0.72 in the year to date period ended June 30, 2015, primarily due to performance from operations and the decline in weighted average shares outstanding due to a repurchase of Common Stock in 2015, partially offset by lower equity method investment earnings (see Note 2) period-versus-period.

SEGMENT RESULTS

DISTILLERY PRODUCTS

The following table shows selected financial information for our distillery products segment for the quarters ended June 30, 2016 and 2015.

	PRODUCT GROUP NET SALES
	Quarter Ended June 30,		Quarter-versus-Quarter Net Sales Change Increase / (Decrease)			Quarter-versus-Quarter Volume Increase / (Decrease)
	2016	2015	$ Change	% Change		% Change
	Amount	Amount
Food grade alcohol(a)	$57,606	$58,296	$(690)	(1.2)%
Fuel grade alcohol(a)	1,713	1,554	159	10.2
Distillers feed and related co-products	5,415	7,468	(2,053)	(27.5)
Warehouse revenue	2,006	1,649	357	21.6
Total distillery products	$66,740	$68,967	$(2,227)	(3.2)%		(7.3)%	(a)

	Other Financial Information
	Quarter Ended June 30,		Quarter-versus-Quarter Increase / (Decrease)
	2016	2015	$ Change	% Change

Gross profit	$13,663	$13,647	$16	0.1%
Gross margin %	20.5%	19.8%		0.7	pp(b)

(a) Volume change for alcohol products.
(b) Percentage points ("pp").

Driven by strong demand for our premium bourbon and rye whiskeys, net sales of higher margin premium beverage alcohol products within food grade alcohol increased over the year-ago quarter, while lower margin industrial alcohol product net sales decreased, resulting in an overall food grade alcohol net sales decrease of $690, or 1.2 percent. A decline in net sales of distillers feed and related co-products was partially offset by increases in net sales of fuel grade alcohol products and warehouse revenue, generated by increased storage of customer barrels of whiskey.
Gross profit increased quarter-versus-quarter by $16, or 0.1 percent. Gross margin for the quarter ended June 30, 2016 was 20.5 percent compared to 19.8 percent for the quarter ended June 30, 2015, which was primarily due to the continuing shift in sales mix within food grade alcohol from lower margin industrial alcohol products to higher margin premium beverage alcohol products, a higher average selling price, and a decrease in input costs, partially offset by a decline in net sales of distillers feed and related co-products.

The following table shows selected financial information for our distillery products segment for the year to date periods ended June 30, 2016 and 2015.

	PRODUCT GROUP NET SALES
	Year to date Ended June 30,		Period-versus-Period Net Sales Change Increase / (Decrease)			Period-versus-Period Volume Increase / (Decrease)
	2016	2015	$ Change	% Change		% Change
	Amount	Amount
Food grade alcohol(a)	$111,812	$113,601	$(1,789)	(1.6)%
Fuel grade alcohol(a)	3,568	3,973	(405)	(10.2)
Distillers feed and related co-products	11,195	14,254	(3,059)	(21.5)
Warehouse revenue	4,007	3,001	1,006	33.5
Total distillery products	$130,582	$134,829	$(4,247)	(3.1)%		(11.2)%	(a)

	Other Financial Information
	Year to date Ended June 30,		Period-versus-Period Increase / (Decrease)
	2016	2015	$ Change	% Change

Gross profit	$28,515	$25,134	$3,381	13.5%
Gross margin %	21.8%	18.6%		3.2	pp(b)

(a) Volume change for alcohol products.
(b) Percentage points ("pp").

Driven by strong demand for our premium bourbon and rye whiskeys, net sales of higher margin premium beverage alcohol products within food grade alcohol increased over the year-ago period, while lower margin industrial alcohol product net sales decreased, resulting in an overall food grade alcohol net sales decrease of $1,789, or 1.6 percent. Declines in net sales of distillers feed and related co-products and fuel grade alcohol products were partially offset by an increase in warehouse revenue, generated by increased storage of customer barrels of whiskey.
Gross profit increased period-versus-period by $3,381, or 13.5 percent. Gross margin for the year to date period ended June 30, 2016 was 21.8 percent compared to 18.6 percent for the year to date period ended June 30, 2015, which was primarily due to the continuing shift in sales mix within food grade alcohol from lower margin industrial alcohol products to higher margin premium beverage alcohol products, increased warehouse revenue, a higher average selling price, and a decrease in input costs, partially offset by a decline in the sales of distillers feed and related co-products.

INGREDIENT SOLUTIONS

The following table shows selected financial information for our ingredient solutions segment for the quarters ended June 30, 2016 and 2015.

	PRODUCT GROUP NET SALES
	Quarter Ended June 30,		Quarter-versus-Quarter Net Sales Change Increase / (Decrease)			Quarter-versus-Quarter Volume Increase / (Decrease)
	2016	2015	$ Change	% Change		% Change
	Amount	Amount
Specialty wheat starches	$6,750	$8,526	$(1,776)	(20.8)%
Specialty wheat proteins	4,782	5,533	(751)	(13.6)
Commodity wheat starch	1,915	1,644	271	16.5
Commodity wheat protein	205	684	(479)	(70.0)
Total ingredient solutions	$13,652	$16,387	$(2,735)	(16.7)%		(6.0)%

	Other Financial Information
	Quarter Ended June 30,		Quarter-versus-Quarter Increase / (Decrease)
	2016	2015	$ Change	% Change

Gross profit	$1,868	$3,881	$(2,013)	(51.9)%
Gross margin %	13.7%	23.7%		(10.0)	pp(a)

(a) Percentage points ("pp").

Total ingredient solutions net sales for the quarter ended June 30, 2016 decreased by $2,735, or 16.7 percent, compared to the quarter ended June 30, 2015. This decline was driven by a lower average selling price and decreased product net sales volume of 6.0 percent, due to a challenging pricing environment for this segment during the quarter.
Gross profit decreased quarter-versus-quarter by $2,013, or 51.9 percent. Gross margin for the quarter ended June 30, 2016 was 13.7 percent compared to 23.7 percent for the quarter ended June 30, 2015, primarily due to a lower average selling price and a decline in product net sales volume for the quarter, partially offset by a decrease in input costs.

The following table shows selected financial information for our ingredient solutions segment for the year to date periods ended June 30, 2016 and 2015.

	PRODUCT GROUP NET SALES
	Year to date Ended June 30,		Period-versus-Period Net Sales Change Increase / (Decrease)			Period-versus-Period Volume Increase / (Decrease)
	2016	2015	$ Change	% Change		% Change
	Amount	Amount
Specialty wheat starches	$12,926	$16,256	$(3,330)	(20.5)%
Specialty wheat proteins	9,772	10,011	(239)	(2.4)
Commodity wheat starch	3,527	3,631	(104)	(2.9)
Commodity wheat protein	420	1,040	(620)	(59.6)
Total ingredient solutions	$26,645	$30,938	$(4,293)	(13.9)		(9.5)%

	Other Financial Information
	Year to date Ended June 30,		Period-versus-Period Increase / (Decrease)
	2016	2015	$ Change	% Change

Gross profit	$4,062	$5,782	$(1,720)	(29.7)%
Gross margin %	15.2%	18.7%		(3.5)	pp(a)

(a) Percentage points ("pp").

Total ingredient solutions net sales for the year to date period ended June 30, 2016 decreased by $4,293, or 13.9 percent, compared to the year to date period ended June 30, 2015. This decline was driven by a lower average selling price and decreased product net sales volume of 9.5 percent, due to a challenging pricing environment for this segment during the year to date period.
Gross profit decreased period-versus-period by $1,720, or 29.7 percent. Gross margin for the year to date period ended June 30, 2016 was 15.2 percent compared to 18.7 percent for the year to date period ended June 30, 2015, primarily due to a lower average selling price and a decline in product net sales volume for the period, partially offset by a decrease in input costs.

CASH FLOW, FINANCIAL CONDITION AND LIQUIDITY

We believe our financial condition continues to be of high quality, as evidenced by our ability to generate cash from operations while having ready access to capital at competitive rates.

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

Operating Cash Flow

Cash flow from operations decreased $8,885 to $218 for the year to date period ended June 30, 2016, from $9,103 for the year to date period ended June 30, 2015. This decrease in operating cash flow was primarily the result of net cash outflows related to the changes in inventory, accounts payable, and accrued expenses, partially offset by cash inflows related to increased net income, after giving effect to adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, distribution received from equity method investee, deferred income taxes, including change in valuation allowance, share-based compensation, equity method investment earnings, and other, net) and decreased prepaid expenses.

Decreases to Operating Cash Flow. Inventory increased $12,894 for the year to date period ended June 30, 2016, compared to an increase of $10,576 for the year to date period ended June 30, 2015, resulting in a $2,318 change. Increased investment in barreled distillate inventory for aging period-versus-period of $12,012 accounted for the bulk of the change. Accounts payable decreased $2,106 for the year to date period ended June 30, 2016 compared to an increase of $2,992 for the year to date period ended June 30, 2015. The $5,098 change was primarily due to the timing of cash disbursements related to operating expenses and capital expenditures. Accrued expenses decreased $2,814 for the year to date period ended June 30, 2016 compared to an increase of $1,879 for the year to date period ended June 30, 2015. The $4,693 change was primarily due to decreases in incentive compensation accruals.

Increases to Operating Cash Flow. Net income after giving effect to adjustments to reconcile net income to net cash provided by operating activities, increased by $2,884, to $21,309 for the year to date period ended June 30, 2016 from $18,425 for the year to date period ended June 30, 2015. The increase period-versus-period consisted of an increase in net income of $426, an decrease in depreciation and amortization of $201, a distribution received from our equity method investee of $3,300, a decrease in deferred income taxes, including change in valuation allowance, of $3,806, an increase in share-based compensation of $544, a decrease in equity method investment earnings of $2,851, and an increase in other, net of $230. Prepaid expenses decreased $270 for the year to date period ended June 30, 2016 compared to an increase of $663 for the year to date period ended June 30, 2015. The resulting $933 change was primarily due to the timing of vendor invoices.

Investing Cash Flow

Net investing cash outflow for the year to date period ended June 30, 2016 was $5,858 compared to net investing cash outflow of $8,080 for the year to date period ended June 30, 2015, for a net decrease in cash used in investing activities of $2,222.

Capital Spending. We manage capital spending to support our business growth plans. Capital expenditures, primarily to support capacity expansion and facility improvements and sustenance were $10,020 and $8,758, respectively, for the year to date periods ended June 30, 2016 and 2015, of which $6,088 and $8,080, respectively, were uses of cash and $3,932 and $678, respectively, remained payable. We expect approximately $24,000 in capital expenditures in 2016 for facility improvement and expansion (including our warehouse expansion), facility sustenance projects, and environmental health and safety projects. On October 21, 2015, we announced a $16,400 major expansion in warehousing capacity on a 20-acre campus adjoining our current Lawrenceburg facility as part of the implementation of our five-year strategic plan to grow the whiskey category. In December 2015, our Board of Directors approved an additional $3,800 for a portion of the next phase of the project, for a total approved investment of $20,200. As of June 30, 2016, we had spent $16,750 of the total approved warehouse expansion investment.

Financing Cash Flow
Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including brand development and share repurchase activities) and the overall cost of capital. Total debt was $41,369 (net of unamortized loan fees of $667) at June 30, 2016 and $33,460 (net of unamortized loan fees of $636) at December 31, 2015. During the year to date periods ended June 30, 2016 and 2015, we had net borrowings / (payments) of $10,112, and $97, respectively, on our Credit Agreement (see Note 1 for Credit Agreement details). Our payments on long-term debt totaled $2,173 and $799 for quarters ended June 30, 2016 and 2015, respectively.

Dividends and Dividend Equivalents.

On August 1, 2016, the Board of Directors initiated the declaration of quarterly dividends and dividend equivalents to stockholders and holders of restricted stock units ("RSUs"), which will replace our previous annual dividend and dividend equivalent declarations. Also on August 1, 2016, the Board of Directors declared a quarterly dividend payable to stockholders of record as of August 15, 2016, of the Company's common stock, no par value ("Common Stock"), and a dividend equivalent payable to holders of RSUs as of August 15, 2016, of $0.02 per share and per unit.  The dividend payment and dividend equivalent payment will be paid on September 8, 2016.

On March 7, 2016, the Board of Directors declared an annual dividend payable to stockholders of record as of March 21, 2016, of the Company's Common Stock, and an annual dividend equivalent payable to holders of RSUs as of March 21, 2016, of $0.08 per share and per unit.  The total payment of $1,378, comprised of dividend payments of $1,335 and dividend equivalent payments of $43, was paid on April 14, 2016.

On March 12, 2015, the Board of Directors announced an annual dividend payable to stockholders of record as of March 26, 2015, of the Company's Common Stock, and an annual dividend equivalent payable to holders of RSUs as of March 26, 2015, of $0.06 per share and per unit.  The total payment of $1,087, comprised of dividend payments of $1,061 and dividend equivalent payments of $26 (including estimated forfeitures), was paid on April 21, 2015.

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
At June 30, 2016, our current assets exceeded our current liabilities by $72,275 largely due to our inventories of $71,595. At June 30, 2016 our cash balance was $1,554 and we have used our Credit Agreement for liquidity purposes, with $47,385 remaining for additional borrowings. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We regularly assesses our cash needs and the available sources to fund these needs. We utilize short- and long-term debt to fund discretionary items, such as capital investments and share repurchases. In addition, we have strong operating results such that financial institutions, if needed, should provide sufficient credit funding to meet short-term financing requirements.

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

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on weighted average outstanding borrowings at June 30, 2016, a 100 basis point increase over the non-default rates actually in effect at such date would increase our interest expense on an annualized basis by $371.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. As of the quarter ended June 30, 2016, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There has been no change in the Company’s internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

Risk Factors are described in "Item 1A. Risk Factors" of our Report on Form 10-K/A for the year ended December 31, 2015. There have been no material changes thereto during the quarter ended June 30, 2016.
ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no unregistered sale of equity securities during the quarter ended June 30, 2016.

ISSUER PURCHASES OF EQUITY SECURITIES

	(1) Total Number of Shares (or Units) Purchased	(2) Average Price Paid per Share (or Unit)	(3) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(4) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 through April 30, 2016	—	$—	—	$—
May 1, 2016 through May 31, 2016	—	—	—
June 1, 2016 through June 30, 2016	—	—	—
Total	—		—

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit Number	Description of Exhibit
10.1	MGP Ingredients, Inc. 2014 Equity Incentive Plan (as amended and restated) (Incorporated by reference to Exhibit 10.1 of the Company's current report on Form 8-K filed May 20, 2016).
*31.1	CEO Certification pursuant to Rule 13a-14(a)
*31.2	CFO Certification pursuant to Rule 13a-14(a)
*32.1	CEO and Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*32.2	CFO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2016, and December 31, 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the six months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, (iv) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (v) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date:	August 3, 2016	By	/s/ Augustus C. Griffin
Augustus C. Griffin, President and Chief Executive Officer

Date:	August 3, 2016	By	/s/ Thomas K. Pigott
Thomas K. Pigott, Vice President, Finance and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibit
10.1	MGP Ingredients, Inc. 2014 Equity Incentive Plan (as amended and restated) (Incorporated by reference to Exhibit 10.1 of the Company's current report on Form 8-K filed May 20, 2016).
*31.1	CEO Certification pursuant to Rule 13a-14(a)
*31.2	CFO Certification pursuant to Rule 13a-14(a)
*32.1	CEO and Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*32.2	CFO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2016, and December 31, 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the six months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, (iv) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (v) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith