Form 10-Q
period 2016-09-30
MGP INGREDIENTS INC
filed 2016-11-02
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

or

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
[  ] Large accelerated filer                                                         [X] Accelerated filer
[  ]  Non-accelerated filer (Do not check if smaller reporting company   [ ] Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ]Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

16,658,965 shares of Common Stock, no par value as of October 27, 2016

METHOD OF PRESENTATION

Throughout this Report, when we refer to "the Company," "we," "us," "our," and words of similar import in reference to activities prior to January 3, 2012, the date a reorganization occurred ("the Reorganization"), we are referring to the combined business of MGPI Processing, Inc. (formerly MGP Ingredients, Inc.)  and its consolidated subsidiaries, and when we refer to "the Company," "we," "us," "our," and words of similar import in reference to activities occurring after the Reorganization, we are referring to the combined business of MGP Ingredients, Inc. (formerly named  MGPI Holdings, Inc.) and its consolidated subsidiaries, except to the extent that the context otherwise indicates. In this document, for any references to Note 1 through Note 10, refer to the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1.

All amounts in this report, except for share, par values, bushels, gallons, pounds, mmbtu, proof gallons, per share, per bushel, per gallon, per proof gallon and percentage amounts, are shown in thousands unless otherwise noted.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter Ended		Year to Date Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Sales	$83,711	$83,880	$243,076	$260,815
Less: excise taxes	3,820	3,552	5,958	14,720
Net sales	79,891	80,328	237,118	246,095
Cost of sales (a)	64,770	68,466	189,420	203,317
Gross profit	15,121	11,862	47,698	42,778
Selling, general and administrative expenses	6,981	5,497	19,706	20,002
Other operating income, net	(3,385)	—	(3,385)	—
Operating income	11,525	6,365	31,377	22,776
Equity method investment earnings (Note 2)	664	1,562	2,260	6,010
Interest expense, net	(341)	(114)	(980)	(374)
Income before income taxes	11,848	7,813	32,657	28,412
Income tax expense	2,316	1,042	9,758	8,700
Net income	$9,532	$6,771	$22,899	$19,712

Income attributable to participating securities	294	222	711	653
Net income attributable to common shareholders and used in EPS calculation (Note 3)	$9,238	$6,549	$22,188	$19,059

Share information:
Diluted weighted average common shares	16,653,717	17,155,072	16,626,024	17,316,649

Basic and diluted earnings per common share	$0.55	$0.38	$1.33	$1.10
Dividends and dividend equivalents per common share	$0.02	$—	$0.10	$0.06

(a)
Includes related party purchases of $6,700 and $11,372 for the quarters ended September 30, 2016 and 2015, respectively. Includes related party purchases of $19,639 and $33,503 for the year to date periods ended September 30, 2016 and 2015, respectively.

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter Ended		Year to Date Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income	$9,532	$6,771	$22,899	$19,712
Other comprehensive income (loss), net of tax:
Company sponsored benefit plans:
Change in pension plans	—	—	—	243
Change in post-employment benefits	(17)	(15)	(52)	(45)
Change in equity method investments	—	—	(4)	$45
Other comprehensive income (loss)	(17)	(15)	(56)	243
Comprehensive income	$9,515	$6,756	$22,843	$19,955

See accompanying notes to unaudited condensed consolidated financial statements

       MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	September 30, 2016	December 31, 2015
Current Assets
Cash and cash equivalents	$—	$747
Receivables (less allowance for doubtful accounts: September 30, 2016 - $24; December 31, 2015 - $24)	37,174	30,670
Inventory	75,611	58,701
Prepaid expenses	779	1,062
Refundable income taxes	549	—
Total current assets	114,113	91,180
Property and equipment	239,986	229,914
Less accumulated depreciation and amortization	(152,357)	(146,360)
Property and equipment, net	87,629	83,554
Equity method investments (Note 2)	17,518	18,563
Other assets	897	1,013
Total assets	$220,157	$194,310
Current Liabilities
Current maturities of long-term debt	$4,356	$3,345
Accounts payable	17,713	20,940
Accounts payable to affiliate, net	2,484	2,291
Accrued expenses	7,673	10,400
Income taxes payable	592	685
Total current liabilities	32,818	37,661
Long-term debt, less current maturities	17,309	7,579
Revolving credit facility	23,801	22,536
Deferred credit	3,178	3,402
Accrued retirement, health and life insurance benefits	3,921	4,136
Deferred income taxes	1,541	2,757
Other noncurrent liabilities	(197)	79
Total liabilities	82,371	78,150
Commitments and Contingencies (Note 4)
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 18,115,965 shares at September 30, 2016 and December 31, 2015, and 16,656,953 and 16,681,576 shares outstanding at September 30, 2016 and December 31, 2015, respectively	6,715	6,715
Additional paid-in capital	12,938	11,356
Retained earnings	135,739	114,558
Accumulated other comprehensive loss, net of tax	(556)	(500)
Treasury stock, at cost
Shares of 1,459,012 at September 30, 2016 and 1,434,389 at December 31, 2015	(17,054)	(15,973)
Total stockholders’ equity	137,786	116,160
Total liabilities and stockholders’ equity	$220,157	$194,310

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Year to Date Ended
	September 30, 2016	September 30, 2015
Cash Flows from Operating Activities
Net income	$22,899	$19,712
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization	8,610	9,260
Distribution received from equity method investee	3,300	—
Gain on property insurance recoveries	(230)	—
Gain on sale of assets	(871)	—
Deferred income taxes, including change in valuation allowance	(1,216)	1,405
Share-based compensation	1,538	1,417
Equity method investment earnings	(2,260)	(6,010)
Changes in Operating Assets and Liabilities:
Receivables, net	(6,504)	1,013
Inventory	(16,910)	(17,767)
Prepaid expenses	283	(1,060)
Accounts payable	(3,340)	3,052
Accounts payable to affiliate, net	193	737
Accrued expenses	(2,241)	2,338
Refundable income taxes	(642)	(319)
Deferred credit	(223)	(520)
Accrued retirement health and life insurance benefits	(542)	(746)
Other, net	—	286
Net cash provided by operating activities	1,844	12,798
Cash Flows from Investing Activities
Additions to plant, property and equipment	(12,666)	(20,043)
Proceeds from property insurance recoveries	230	—
Proceeds from sale of property and other	1,208	—
Net cash used in investing activities	(11,228)	(20,043)
Cash Flows from Financing Activities
Purchase of treasury stock	(1,518)	(15,366)
Payment of dividends	(1,722)	(1,087)
Principal payments on long-term debt	(2,259)	(1,203)
Proceeds from credit facility	23,408	21,125
Payments on credit facility	(9,158)	(1,391)
Loan fees incurred with borrowings	(114)	(348)
Net cash provided by financing activities	8,637	1,730
Decrease in cash and cash equivalents	(747)	(5,515)
Cash and cash equivalents, beginning of year	747	5,641
Cash and cash equivalents, end of period	$—	$126

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Capital Stock Preferred	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2015	$4	$6,715	$11,356	$114,558	$(500)	$(15,973)	$116,160
Comprehensive income (loss):
Net income	—	—	—	22,899	—	—	22,899
Other Comprehensive income (loss)	—	—	—	—	(56)	—	(56)
Dividends and dividend equivalents, net of estimated forfeitures	—	—	—	(1,718)	—	—	(1,718)
Share-based compensation	—	—	1,582	—	—	—	1,582
Stock shares awarded, forfeited or vested	—	—	—	—	—	437	437
Stock shares repurchased	—	—	—	—	—	(1,518)	(1,518)
Balance, September 30, 2016	$4	$6,715	$12,938	$135,739	$(556)	$(17,054)	$137,786

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

Basis of Presentation and Principles of Consolidation. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements as of and for the quarter ended September 30, 2016 should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2015 filed with the Securities and Exchange Commission ("SEC").  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Inventories are stated at the lower of cost or market on the first-in, first-out, or FIFO, method.  Inventory valuations are impacted by constantly changing prices paid for key materials, primarily corn. Inventory consists of the following:

	September 30, 2016	December 31, 2015
Finished goods	$15,004	$15,126
Barreled distillate (bourbon and whiskey)	44,971	28,278
Work in process	1,924	2,364
Raw materials	6,161	6,675
Maintenance materials	6,173	5,371
Other	1,378	887
Total	$75,611	$58,701

Equity Method Investments.  The Company accounts for its investment in non-consolidated subsidiaries under the equity method of accounting when the Company has significant influence, but does not have more than 50 percent voting control, and is not considered the primary beneficiary.  Under the equity method of accounting, the Company reflects its investment in non-consolidated subsidiaries within the Company’s Condensed Consolidated Balance Sheets as Equity method investments; the Company’s share of the earnings or losses of the non-consolidated subsidiaries is reflected as Equity method investment earnings in the Condensed Consolidated Statements of Income.

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

Sales include customer paid freight costs billed to customers for the quarters ended September 30, 2016 and 2015 of $3,599 and $3,614, respectively, and $10,272 and $11,068 for the year to date periods ended September 30, 2016 and 2015, respectively.

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

Long-Lived Assets and Loss on Impairment of Assets.  Management reviews long-lived assets, mainly property and equipment assets, whenever events or circumstances indicate that usage may be limited and carrying values may not be fully recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are determined to be impaired, the impairment is measured by the amount by which the asset carrying value exceeds the estimated fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.  No events or conditions occurred during the quarter ended September 30, 2016 that required the Company to test its long-lived assets for impairment.

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

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $46,432 and $34,603 at September 30, 2016 and December 31, 2015, respectively. The financial statement carrying value of total debt was $45,466 (net of unamortized loan fees of $621) and $33,460 (net of unamortized loan fees of $636) at September 30, 2016 and December 31, 2015, respectively.  These fair values are considered Level 2 under the fair value hierarchy.

Dividends and Dividend Equivalents. On August 1, 2016, the Board of Directors initiated the declaration of quarterly dividends and dividend equivalents to stockholders and holders of restricted stock units ("RSUs"), which replaced the previous annual dividend and dividend equivalent declarations. Also on August 1, 2016, the Board of Directors declared a quarterly dividend payable to stockholders of record as of August 15, 2016, of the Company's common stock, no par value ("Common Stock"), and a dividend equivalent payable to holders of RSUs as of August 15, 2016, of $0.02 per share and per unit.  The total payment of $344, comprised of dividend payments of $334 and dividend equivalent payments of $10 (including estimated forfeitures), was paid on September 8, 2016.

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

On March 12, 2015, the Board of Directors announced a dividend payable to stockholders of record as of March 26, 2015, of the Company's Common Stock, and a dividend equivalent payable to holders of RSUs as of March 26, 2015, of $0.06 per share and per unit.  The total payment of $1,087, comprised of dividend payments of $1,061 and dividend equivalent payments of $26, was paid on April 21, 2015.

Credit Agreement. On March 21, 2016, the Company entered into a Third Amended and Restated Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, National Association. The Credit Agreement contains customary terms and conditions substantially similar to the Second Amended and Restated Credit Agreement (the "Previous Credit Agreement") and associated schedules with Wells Fargo Bank, National Association, except as described in the discussion that follows. Such terms and conditions include limitations on mergers, consolidations, reorganizations, recapitalizations, indebtedness and certain payments, as well as financial condition covenants relating to leverage and interest coverage ratios. The Company's obligations under the Credit Agreement may be accelerated upon customary events of default, including, without limitation, non-payment of principal or interest, breaches of covenants, certain judgments against the loan parties, cross-defaults to other material debt, a change in control and specified bankruptcy events.

The Credit Agreement added a $15,000 term loan to the Previous Credit Agreement's $80,000 revolving facility resulting in a $95,000 facility. The principal of the term loan can be prepaid at any time without penalty or otherwise will be repaid by the Company in installments of $250 each month, which commenced on May 1, 2016. Additionally, the Credit Agreement reduced certain restrictions on acquisitions. Under the Previous Credit Agreement, only acquisitions less than $1,000 individually and $7,500 in the aggregate were permitted. The Credit Agreement eliminated the individual dollar limitation and increased the aggregate limitation to $35,000. The Credit Agreement also added an increased minimum fixed charge coverage ratio of 1.25x (compared to 1.10x in the Previous Credit Agreement) while the $15,000 term loan is outstanding. However, the minimum fixed charge coverage ratio is only tested if excess availability, after giving effect to such restricted payment, is less than 17.5 percent of the total amount of the facility.

The Company was in compliance with the Credit Agreement covenants at September 30, 2016. The Company incurred no new loan fees related to the Credit Agreement during the quarter ended September 30, 2016. The unamortized balance of total loan fees related to the Credit Agreement was $621 at September 30, 2016 and is included in the carrying value of total debt on the Condensed Consolidated Balance Sheets as described above in the Fair Value of Financial Instruments section. The loan fees are being amortized over the life of the Credit Agreement.

The amount of borrowings which the Company may make is subject to borrowing base limitations adjusted for the Fixed Asset Sub-Line collateral as described in the Credit Agreement. As of September 30, 2016, the Company's total outstanding borrowings under the Credit Agreement were $43,675, comprised of $24,422 of revolver borrowing (including unamortized loan fees of $621), $5,503 of fixed asset sub-line term loan borrowing, and $13,750 of term loan borrowing, leaving $43,395 available. The average interest rate for total borrowings of the Credit Agreement at September 30, 2016 was 2.54 percent.

Recent Accounting Pronouncements.

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting and is effective for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those annual periods. The Company elected to early-adopt ASU 2016-09 in the quarter ended September 30, 2016 and, due to a required change in accounting principle, beginning this quarter, all excess tax benefits (“windfalls”) and deficiencies (“shortfalls”) related to employee stock compensation are recognized within Income tax expense in the Condensed Consolidated Statements of Income, whereas previously, windfalls were recorded to additional paid in capital ("APIC") and shortfalls were recognized only to the extent they exceeded the pool of windfall tax benefits. For the year to date period ended September 30, 2016, excess tax benefits were also reflected in the Condensed Consolidated Statements of Cash Flows, along with other income tax cash flows, as a component of cash flows from operating activities (see Note 5). The cash paid by the Company during the quarter ended September 30, 2016, when it directly withheld shares for the payment of employee withholding taxes upon the vesting of a tranche of restricted stock, was reflected in the year to date period ended September 30, 2016, Condensed Consolidated Statements of Cash Flows as a financing activity. Applying this provision of the ASU on a retrospective basis had no effect on the Company since cash paid for withheld vested shares for the payment of withholding taxes was reflected in the same manner during the year to date period ended September 30, 2015. Finally, the early adoption related to share-based compensation award forfeitures had no impact on the Company’s beginning of year retained earnings and no impact for the quarter and year to date period ended September 30, 2016, since it elected to continue to estimate forfeitures, rather than account for them as they occur.

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

In July 2015 the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330), which is part of the FASB's simplification initiative to identify, evaluate, and improve areas of generally accepted accounting principles. The amendments in the update do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The ASU is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company expects to adopt the new guidance in 2017.

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

Note 2.  Equity Method Investments.

As of September 30, 2016, the Company’s investments that are accounted for using the equity method of accounting consisted of the following: (1) 30 percent interest in ICP, which manufactures alcohol for fuel, industrial and beverage applications, and (2) 50 percent interest in D.M. Ingredients, GmbH, ("DMI"), which produced certain specialty starch and protein ingredients until June 30, 2015 (see DMI discussion below).

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

	Quarter Ended		Year to Date Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
ICP’s Operating results:
Net sales (a)	$44,019	$40,281	$134,204	$128,250
Cost of sales and expenses (b)	41,805	35,072	126,671	107,851
Net income	$2,214	$5,209	$7,533	$20,399

(a)
Includes related party sales to MGPI of $6,700 and $11,123 for the quarters ended September 30, 2016 and 2015, respectively. Includes related party sales to MGPI of $19,639 and $32,332 for the year to date periods ended September 30, 2016 and 2015, respectively.

(b)
Includes depreciation and amortization of $738 and $662 for the quarters ended September 30, 2016 and 2015, respectively. Includes depreciation and amortization of $2,221 and $1,987, and business interruption insurance proceeds of $0 and $4,112, for the year to date periods ended September 30, 2016 and 2015, respectively.

The Company’s equity method investment earnings (losses) from joint ventures, based on unaudited financial statements, is as follows:

	Quarter Ended		Year to Date Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
ICP (30% interest)	$664	$1,562	$2,260	$6,120
DMI (50% interest)	—	—	—	(110)	(a)
	$664	$1,562	$2,260	$6,010

(a) Includes $81 of pre-tax foreign currency translation adjustment.

The Company’s investment in joint ventures is as follows:

	September 30, 2016		December 31, 2015
ICP (30% interest)	$17,134	(a)	$18,179
DMI (50% interest)	384		384
	$17,518		$18,563

(a)	During the year to date period ended September 30, 2016, the Company received a $3,300 cash distribution from ICP, which reduced the Company's investment amount in ICP.

Note 3.  Earnings per Share.

The computations of basic and diluted earnings per share are as follows:

	Quarter Ended			Year to Date Ended
	September 30, 2016		September 30, 2015	September 30, 2016		September 30, 2015
Operations:
Net income(a)	$9,532		$6,771	22,899		$19,712
Income attributable to participating securities(b)	294		222	711		653
Net income attributable to common shareholders	$9,238		$6,549	$22,188		$19,059

Share information:
Basic weighted average common shares(c)	16,653,717	(d)	17,154,303	16,626,024	(d)	17,315,890
Incremental shares from potential dilutive securities(e)	—		769	—		759
Diluted weighted average common shares	16,653,717		17,155,072	16,626,024		17,316,649

Basic and diluted earnings per share	$0.55		$0.38	$1.33		$1.10

(a)	Net income attributable to all shareholders.

(b)	At September 30, 2016 and 2015, participating securities included 525,986 and 432,946 nonvested RSUs, respectively, and 0 and 128,500 nonvested shares of restricted stock, respectively.

(c)	Under the two-class method, weighted average common shares at September 30, 2016 and 2015, exclude nonvested, participating securities of 525,986 and 561,446, respectively.

(d)
Weighted average common shares for the quarter and year to date periods ended September 30, 2016 were affected by the September 1, 2015, purchase of 950,000 shares of common stock in a privately-negotiated transaction with F2 SEA, Inc., an affiliate of SEACOR Holdings, Inc., pursuant to a Stock Repurchase Agreement. SEACOR Holdings, Inc. is the 70 percent owner of ICP, the Company's 30 percent equity method investment.

(e)
There were no anti-dilutive shares related to stock options for the quarters ended September 30, 2016 and 2015. There were dilutive shares related to stock options totaling 0 and 4,000 for the quarters ended September 30, 2016 and 2015, respectively, and 0 and 4,000 for the year to date periods ended September 30, 2016 and 2015, respectively. The dilutive shares resulted in potential dilutive securities of 0 and 769 for the quarters ended September 30, 2016 and 2015, respectively, and 0 and 759 for the year to date periods ended September 30, 2016 and 2015, respectively.

Note 4.  Commitments and Contingencies.

Commitments. Open purchase order commitments at September 30, 2016 related to raw materials and packaging used in the ordinary course of business were $56,848 extending out to December 2017. Open purchase order commitments at September 30, 2016 related to the purchase of capital assets were $4,197.

In 2015, our Board of Directors approved a $20,200 major expansion in warehousing capacity on a 20-acre campus adjoining our current Lawrenceburg facility as part of the implementation of our five-year strategic plan to grow the whiskey category. In September 2016 an additional $8,800 was approved related to the next phases of this project. The total approved warehouse expansion investment at September 30, 2016, is $29,000. As of September 30, 2016, we had spent $17,676 of this approved investment amount.

Contingencies. There are various legal and regulatory proceedings involving the Company and its subsidiaries.  The Company accrues estimated costs for a contingency when management believes that a loss is probable and can be reasonably estimated.

Alcohol and Tobacco Tax Trade Bureau ("TTB")

The TTB performed a federal excise tax audit of the Company’s subsidiaries, MGPI of Indiana, LLC and MGPI Processing, Inc., for the periods January 1, 2012 through July 31, 2015 and January 1, 2013 through July 31, 2015, respectively. The Company is in the process of addressing the preliminary findings of the TTB audit regarding clerical errors and support for storage losses. The Company is unable to determine the probability that additional penalties will be owed. However, the Company believes it is probable that a penalty may be imposed by the TTB as a result of certain TTB audit findings, but it is unable to reasonably estimate the amount thereof.

Management expects that the aggregate liabilities, if any, arising from such legal and regulatory proceedings, including the TTB audit, would not have a material adverse effect on the consolidated financial position or results of operations of the Company.

Chemical Release

A chemical release occurred at the Company's plant in Atchison, Kansas, at approximately 8:00 a.m. on October 21, 2016, which resulted in emissions venting into the air. The emissions had dispersed by approximately 11:00 a.m. on that same day. Local officials reported some injuries, mostly respiratory issues, following the release.
MGP Ingredients reported the event to the EPA, OSHA and Kansas and local authorities on that date, and is cooperating fully to investigate and ensure that all appropriate response actions are taken. MGP has also engaged outside experts to assist the investigation and response. The Company believes that it is probable that a fine or penalty may be imposed by one or more regulatory authorities, but it is currently unable to reasonably estimate the amount thereof. It is also possible that private plaintiffs may initiate legal proceedings for damages resulting from the emission, but the Company is currently unable to estimate the probability thereof or to reasonably estimate the amount of any such damages that might be claimed. The Company's insurance is expected to provide coverage of any damages to private plaintiffs, subject to a deductible of $250, but certain regulatory fines or penalties may not be covered.
There was no significant damage to its Atchison plant as a result of this incident. No other MGP facilities, including its distillery in Lawrenceburg, Indiana, were affected by this incident.

Note 5. Income Taxes
Income tax expense for the quarter and year to date period ended September 30, 2016 was $2,316 and $9,758, respectively, for an effective tax rate for the quarter of 19.5 percent and for the year to date period of 29.9 percent. The effective tax rate differs from the 35 percent federal statutory rate on pretax income primarily due to the impact of the adoption of ASU No. 2016-09, a discrete event recognized on a prospective basis, resulting in a reduction to the rate of approximately 13.3 percentage points for the quarter and 4.8 percentage points for the year to date period (see below), the domestic production activities deduction, and state income taxes, including recent nexus and state tax credit planning activities, in particular, tax credits related to an expansion in Indiana related to the Company's Lawrenceburg facility, which are activities treated as ordinary income items and in the annual effective tax rate. The Company continues to evaluate all available positive and negative evidence to determine the likelihood of realization of the deferred tax assets.

The Company elected to early-adopt ASU 2016-09, Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting in the quarter ended September 30, 2016. Due to the change in accounting principle required by the ASU adoption and the vesting of 128,500 shares of restricted stock during the quarter, the Company received a $1,571 tax-effected excess tax benefit from windfalls related to employee stock compensation that were recognized within income tax expense. Under prior guidance, windfalls were recorded to APIC and shortfalls were only recognized to the extent they exceeded the pool of windfall tax benefits. The tax-effected excess tax benefit was recorded in the quarter ended September 30, 2016, within Income tax expense on the Condensed Consolidated Statements of Income. The tax-effected excess tax benefit was also reflected in the Condensed Consolidated Statements of Cash Flows, along with other income tax cash flows, as a component of cash flows from operating activities on a prospective basis. ASU 2016-09 requires the tax effects of the transition event to be presented as a discrete item in the quarter the excess tax benefit was generated, which was the quarter ended September 30, 2016, for the Company. The effect of the ASU adoption related to excess tax benefits is on a prospective basis and, therefore, had no impact on prior years. There was no vesting of restricted stock or RSUs during the first and second quarters of 2016, so a recast of the prior 2016 interim financial statements was not required.

Income tax expense for the quarter and year to date period ended September 30, 2015 was $1,042, which included the release of $1,908 of a valuation allowance, and $8,700, respectively. This resulted in an effective tax rate for the quarter of 13.3 percent and for the year to date period of 30.6 percent.

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

Note 7.  Operating Segments.

The Company has two reportable segments: distillery products and ingredient solutions. The distillery products segment consists of food grade alcohol, including premium beverage alcohol and industrial alcohol, and distillery co-products, such as distillers feed (commonly called dried distillers grain in the industry), fuel grade alcohol, and corn oil. The distillery products segment also includes warehouse services, including barrel put away, barrel storage, and barrel retrieval services. Ingredient solutions consists of specialty starches and proteins, commodity starches and commodity proteins.

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

	Quarter Ended		Year to Date Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net Sales to Customers
Distillery products	$66,664	$66,713	$197,245	$201,542
Ingredient solutions	13,227	13,615	39,873	44,553
Total	79,891	80,328	237,118	246,095
Gross Profit
Distillery products	12,364	10,372	40,879	35,506
Ingredient solutions	2,757	1,490	6,819	7,272
Total	15,121	11,862	47,698	42,778
Depreciation and Amortization
Distillery products	1,939	2,219	6,415	6,603
Ingredient solutions	399	514	1,253	1,627
Corporate	290	343	942	1,030
Total	2,628	3,076	8,610	9,260
Income before Income Taxes
Distillery products	11,215	9,992	38,497	34,492
Ingredient solutions	2,016	1,002	4,767	5,713
Corporate	(1,383)	(3,181)	(10,607)	(11,793)
Total	$11,848	$7,813	$32,657	$28,412

The following table allocates assets to each segment:

	As of September 30, 2016	As of December 31, 2015
Identifiable Assets
Distillery products	$164,069	$138,355
Ingredient solutions	26,916	24,023
Corporate	29,172	31,932
Total	$220,157	$194,310

Note 8.  Employee and Non-Employee Benefit Plans.

Equity-Based Compensation Plans.  The Company’s equity-based compensation plans provide for the awarding of stock options, stock appreciation rights, shares of restricted stock ("Restricted Stock"), and RSUs for senior executives and salaried employees as well as non-employee directors.

The Company has two active equity-based compensation plans: the Employee Equity Incentive Plan of 2014 (the "2014 Plan") and the Non-Employee Director Equity Incentive Plan (the "Directors' Plan"). The 2014 Plan replaced the inactive Stock Incentive Plan of 2004 (the "2004 Plan").

At the May 2014 annual meeting, shareholders also approved a new Employee Stock Purchase Plan ("ESPP"). At September 30, 2016 this ESPP was not active, but the previous ESPP plan remained intact.

The 2014 Plan provides that vesting occurs pursuant to the time period specified in the particular award agreement approved for that issuance of RSUs, which is not less than three years unless vesting is accelerated due to the occurrence of certain events. Prior to early 2015, awards granted under the 2014 Plan had only service conditions required for vesting. The compensation expense related to awards with only service conditions was based on the market price of the stock determined on the date the Board of Directors approved the grants, amortized over the service condition vesting period, net of estimated forfeitures trued up at vesting.

In early 2015, the Board of Directors approved awards with both service and performance conditions. The compensation expense related to awards with both service and performance conditions is treated as a cash bonus award to be settled in RSUs. Because management has determined that award performance conditions are substantive, the estimated compensation expense is recognized ratably over the period beginning in the performance condition measurement year (the year prior to the grant date year) when, or if, the Company determines that it is probable the performance conditions will be met and ending on the award service condition vesting date, net of estimated forfeitures trued up at vesting.

Until the grant date, the award is liability-classified because it is a fixed dollar amount to be awarded in a variable number of RSUs. As a liability-classified award, related compensation expense, net of estimated forfeitures, is reflected in Selling, general and administrative expenses on the Condensed Consolidated Statements of Comprehensive Income and the corresponding liability in Accrued Expenses on the Condensed Consolidated Balance Sheets. If it is determined in the measurement year that meeting the performance conditions is probable and then the determination changes to less than probable later in the year, the compensation expense recognized while the determination was probable, along with the corresponding liability, are reversed in the period of the change in determination. At the grant date in the following year (when the number of RSUs to be awarded is known), the liability-classified award is reclassified and the award becomes equity-classified. Compensation expense related to the equity-classified award, net of estimated forfeitures to be trued up at vesting, is reflected in Selling, general and administrative expenses on the Condensed Consolidate Statements of Comprehensive Income and the corresponding equity entry in Additional paid-in capital on the Condensed Consolidated Balance Sheets.

Awards with only service conditions continue to be granted under the 2014 Plan at the discretion of the Board of Directors as a means to attract and retain key employees.

As of September 30, 2016, 206,094 RSUs had been granted under the 2014 Plan, with 11,108 of those forfeited for termination of employment. As of September 30, 2016, the estimated unaccrued amount of liability-classified awards to be granted in 2017, net of estimated forfeitures, was $1,032.

The Directors' Plan provides that vesting occurs pursuant to the time period specified in the particular award agreement approved for that issuance, which is not less than one year unless vesting is accelerated due to the occurrence of certain events.  As of September 30, 2016, 52,436 shares had been granted related to the Directors' Plan. The compensation expense related to awards granted under the Directors' Plan is based on the closing market price of the Company's stock on the day before the shares are awarded.

As of September 30, 2016, 525,986 shares of unvested RSUs were outstanding under the Company’s active and inactive long-term incentive plans.

Note 9.  Other Operating Income, net.

On July 11, 2016 (the “Effective Date”), the Company entered into a settlement agreement to resolve a lawsuit in the Company's favor, which agreement provided, among other things, that the other party would pay the Company the total sum of $2,550, with $1,750 to be paid to the Company within 20 days of the Effective Date and $800 to be paid in $100 quarterly installments for the next eight quarters beginning three months after the Effective Date. The Company recorded the $2,550 settlement during the quarter ended September 30, 2016, within Other operating income, net, on the Condensed Consolidated Statements of Income.

On September 19, 2016, the Company sold long-lived assets for proceeds of $1,209. The book value of the assets sold and written off was $338. As a result of the sale, the Company recognized a gain of $871 during the quarter ended September 30, 2016, that is included within Other operating income, net, on the Condensed Consolidated Statements of Comprehensive Income.

Note 10.  Subsequent Events.

On October 31, 2016, the Board of Directors declared a quarterly dividend payable to stockholders of record as of November 14, 2016, of the Company's Common Stock, and a dividend equivalent payable to holders of RSUs as of November 14, 2016, of $0.02 per share and per unit.  The dividend payment and dividend equivalent payment will be paid on December 8, 2016.

Note 4 describes a chemical release which occurred on October 21, 2016, at the Company's Atchison plant.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this Form 10-Q, as well as our audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations - General, set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2015.

RESULTS OF OPERATIONS

Consolidated results

The table below details the consolidated results for the quarters ended September 30, 2016 and 2015:

	Quarter Ended September 30,
	2016	2015	2016 v. 2015
Net sales	$79,891	$80,328	(0.5)%
Cost of sales	64,770	68,466	(5.4)
Gross profit	15,121	11,862	27.5
Gross margin %	18.9%	14.8%	4.1	pp(a)
Operating income	11,525	6,365	81.1
Operating margin %	14.4%	7.9%	6.5	pp
Equity method investment earnings	664	1,562	(57.5)
Interest expense	(341)	(114)	199.1
Income before income taxes	11,848	7,813	51.6
Income tax expense	2,316	1,042	122.3
Effective tax expense rate %	19.5%	13.3%	6.2	pp
Net income	$9,532	$6,771	40.8%
Net income margin %	11.9%	8.4%	3.5	pp
(a) Percentage points ("pp").

Net Sales - Net sales for the quarter ended September 30, 2016 were $79,891, a decrease of 0.5 percent compared to the year ago quarter, which resulted from reduced net sales in both segments. Within the distillery segment, net sales were down 0.1 percent. Food grade alcohol net sales were down 0.1 percent, as industrial alcohol net sales declined, while net sales of higher margin premium beverage alcohol products increased. Warehouse revenue related to the storage of barreled whiskey also increased, while lower margin distillers feed and related co-products net sales declined. In the ingredient solutions segment, the net sales decline extended across multiple product lines (see Segment Results below).

Gross profit - Gross profit for the quarter ended September 30, 2016 was $15,121, an increase of 27.5 percent compared to the quarter ended September 30, 2015. The increase was driven by an increase in gross profit in both segments. Within the distillery segment, the increase was primarily driven by the continuing shift in sales mix within food grade alcohol from lower margin industrial alcohol products to higher margin premium beverage alcohol products and a decline in input costs. Within the ingredient solutions segment, the increase was primarily driven by improved plant efficiencies, a decline in input costs, and higher product net sales volume (see Segment Results below).

Operating income - Operating income for the quarter ended September 30, 2016 was $11,525, an 81.1 percent increase compared to the year ago quarter. Operating margin rose 6.5 percentage points, primarily due to an increase in other operating income, net, related to a legal settlement agreement and a gain on sale of long-lived assets, as well as an increase in gross profit in both segments, partially offset by an increase in selling, general and administrative ("SG&A") expenses, quarter-versus-quarter.

Equity method investment earnings - Our equity method investment earnings decreased to $664 for the quarter ended September 30, 2016, from $1,562 for the quarter ended September 30, 2015. The 57.5 percent decrease in earnings was primarily due to ICP's lower per unit average selling price, partially offset by higher sales volume, quarter-versus-quarter (see Note 2). The lower per unit average selling price reflected less favorable market conditions compared to the prior year.

Income tax expense - Income tax expense for the quarter ended September 30, 2016 was $2,316, for an effective tax rate for the quarter of 19.5 percent. Income tax expense for the quarter ended September 30, 2015 was $1,042, for an effective tax rate for the quarter of 13.3 percent. The principal reason for the 6.2 percent increase in our effective tax rate quarter-versus-quarter is the release of a valuation allowance in the prior year quarter, partially offset by the effect of our adoption of ASU 2016-09 in the current year quarter, which provided us with a tax benefit related to our accounting for share-based compensation (see Note 5).

The table below details the consolidated results for the year to date periods ended September 30, 2016 and 2015:

	Year to Date Ended September 30,
	2016	2015	2016 v. 2015
Net sales	$237,118	$246,095	(3.6)%
Cost of sales	189,420	203,317	(6.8)
Gross profit	47,698	42,778	11.5
Gross margin %	20.1%	17.4%	2.7	pp(a)
Operating income	31,377	22,776	37.8%
Operating margin %	13.2%	9.3%	3.9	pp
Equity method investment earnings	2,260	6,010	(62.4)
Interest expense	(980)	(374)	162.0
Income before income taxes	32,657	28,412	14.9
Income tax expense	9,758	8,700	12.2
Effective tax expense rate %	29.9%	30.6%	(0.7)	pp
Net income	$22,899	$19,712	16.2%
Net income margin %	9.7%	8.0%	1.7	pp
(a) Percentage points ("pp").

Net Sales - Net sales for the year to date period ended September 30, 2016 were $237,118, a decrease of 3.6 percent compared to the year ago period. Within the distillery segment, net sales were down 2.1 percent. Food grade alcohol net sales were down 1.1 percent, as industrial alcohol net sales declined, while net sales of higher margin premium beverage alcohol products increased. Warehouse revenue related to the storage of barreled whiskey also increased, while lower margin distillers feed and related co-products net sales declined. In the ingredient solutions segment, the net sales decline extended across multiple product lines (see Segment Results below).

Gross profit - Gross profit for the year to date period ended September 30, 2016 was $47,698, an increase of 11.5 percent compared to the year ago period. The increase resulted in a 2.7 percentage point increase in gross margin. The expansion in total Company gross margin was driven by a continuing shift in overall product sales mix favoring higher value products and a decline in input costs.

Operating income - Operating income for the year to date period ended September 30, 2016 was $31,377, a 37.8 percent increase compared to the year ago period. Operating margin rose 3.9 percentage points, primarily due to improved gross profit in the distillery products segment, an increase in other operating income, net, related to a legal settlement agreement and a gain on sale of long-lived assets, as well as a decrease in SG&A expenses, period-versus-period.

Equity method investment earnings - Our equity method investment earnings decreased to $2,260 for the year to date period ended September 30, 2016, from $6,010 for the period ended September 30, 2015. The decrease in earnings was primarily due to ICP's lower per unit average selling price compared to a year ago and a decrease in business interruption insurance proceeds, partially offset by higher sales volume, period-versus-period (see Note 2). The lower per unit average selling price reflected less favorable market conditions compared to previous recent years.

Income tax expense - Income tax expense for the year to date period ended September 30, 2016 was $9,758, for an effective tax rate for the period of 29.9 percent. Income tax expense for the year to date period ended September 30, 2015 was $8,700, for an effective tax rate for the period of 30.6 percent. The principal reason for the 0.7 percent reduction in our effective tax rate period-versus-period is the impact of our adoption of ASU 2016-09 in the current period, which provided us with a tax benefit related to our accounting for share-based compensation, the federal domestic production activities deduction no longer being limited by the Company's net operating loss carryovers from prior year periods, and the effect of state tax planning, including state income tax credits, partially offset by the release of a valuation allowance in the prior period (see Note 5).

Operating income quarter-versus-quarter

	Operating Income	Change

Operating income for the quarter ended September 30, 2015	$6,365
Increase in gross profit - distillery products segment(a)	1,992	31.3	pp(b)
Increase in gross profit - ingredient solutions segment(a)	1,267	19.9	pp
Increase in other operating income, net	3,385	53.2	pp
Increase in SG&A expenses	(1,484)	(23.3)	pp
Operating income for the quarter ended September 30, 2016	$11,525	81.1%

(a) See segment discussion.
(b) Percentage points ("pp").

Operating income for the quarter ended September 30, 2016 increased to $11,525 from $6,365 for the quarter ended September 30, 2015, due to an increase in other operating income, net, and gross profit growth in both our distillery products and ingredient solutions segments, partially offset by an increase in SG&A expenses. Other operating income, net, increased over the prior year quarter, primarily due to income recorded related to a legal settlement agreement and a gain on sale of long-lived assets. For the quarter ended September 30, 2016, gross profit in the distillery products segment increased compared to the prior year quarter, primarily due to the continuing shift in sales mix within food grade alcohol from lower margin industrial alcohol products to higher margin premium beverage alcohol products, a decline in input costs, and an increase in warehouse revenue. Gross profit in the ingredient solutions segment increased compared to the prior year quarter, primarily due to improved plant efficiencies, a decrease in input costs, and an increase in product net sales volume, partially offset by a lower average selling price. SG&A expenses increased over the prior year quarter, primarily due to increases in advertising and promotion expenses, as well as increases in other professional and personnel costs.

Operating income year to date-versus-year to date

	Operating Income	Change

Operating income for the year to date period ended September 30, 2015	$22,776
Increase in gross profit - distillery products segment(a)	5,373	23.6	pp(b)
Decrease in gross profit - ingredient solutions segment(a)	(453)	(2.0)	pp
Increase in other operating income, net	3,385	14.9	pp
Decrease in SG&A expenses	296	1.3	pp
Operating income for the year to date period ended September 30, 2016	$31,377	37.8%

(a) See segment discussion.
(b) Percentage points ("pp").

Operating income for the year to date period ended September 30, 2016 increased to $31,377 from $22,776 for the year to date period ended September 30, 2015, due to gross profit growth in our distillery products segment, an increase in other operating income, net, and a decrease in SG&A expenses, partially offset by a decline in gross profit in our ingredient solutions segment. For the year to date period ended September 30, 2016, gross profit in the distillery products segment increased compared to the year ago period, primarily due to the continuing shift in sales mix within food grade alcohol from lower margin industrial alcohol products to higher margin premium beverage alcohol products, a decline in input costs, and an increase in warehouse revenue. Other operating income, net, increased over the prior year to date period, primarily due to income recorded related to a legal settlement agreement and a gain on sale of long-lived assets. SG&A expenses declined period-versus-period, primarily due to decreases in accruals for incentive compensation and severance, partially offset by increases in advertising and promotion expenses, and other professional and personnel costs. For the year to date period ended September 30, 2016, gross profit in the ingredient solutions segment decreased compared to the year to date period ended September 30, 2015, primarily due to a lower average selling price and a decrease in product net sales volume, partially offset by a decrease in input costs.

Change in basic and diluted earnings per share quarter-versus-quarter

	Basic and Diluted EPS	Change
Basic and diluted earnings per share for the quarter ended September 30, 2015	$0.38
Change in operations(a)	0.07	18.4	pp(b)
Change in other operating income, net(a)	0.12	31.6	pp
Change in equity method investments(a)	(0.03)	(7.9)	pp
Change in interest expense, net(a)	(0.01)	(2.6)	pp
Change in weighted average shares outstanding	0.02	5.2	pp
Tax: Non-recurrence of 2015 valuation allowance release	(0.11)	(29.0)	pp
Tax: Implementation of ASU 2016-09	0.09	23.7	pp
Tax: Change in effective tax rate (excluding tax items above)	0.02	5.3	pp
Basic and diluted earnings per share for the quarter ended September 30, 2016	$0.55	44.7%

(a)	Changes are net of tax based on the effective tax rate for the base year (2015), excluding the valuation allowance release noted separately above.

(b)	Percentage points ("pp").

Earnings per share increased to $0.55 in the quarter ended September 30, 2016 from $0.38 in the quarter ended September 30, 2015, primarily due to the change in other operating income, net, (favorable legal settlement agreement and a gain on sale of long-lived assets), and performance from operations, partially offset lower equity investment earnings quarter-versus-quarter. Various tax items, net, (non-recurrence of 2015 valuation allowance release, implementation of ASU 2016-09, and change in effective tax rate) were offsetting.

Change in basic and diluted earnings per share year to date-versus-year to date

	Basic and Diluted EPS	Change
Basic and diluted earnings per share for the year to date period ended September 30, 2015	$1.10
Change in operations(a)	0.19	17.3	pp(b)
Change in other operating income, net(a)	0.12	10.9	pp
Change in equity method investments(a)	(0.14)	(12.7)	pp
Change in interest expense, net(a)	(0.02)	(1.8)	pp
Change in weighted average shares outstanding	0.05	4.5	pp
Tax: Non-recurrence of 2015 valuation allowance release	(0.11)	(10.0)	pp
Tax: Implementation of ASU 2016-09	0.09	8.2	pp
Tax: Change in effective tax rate (excluding tax items above)	0.05	4.5	pp
Basic and diluted earnings per share for the year to date period ended September 30, 2016	$1.33	20.9%

(a)	Changes are net of tax based on the effective tax rate for the base year (2015), excluding the valuation allowance release noted separately above.

(b)	Percentage points ("pp").

Earnings per share increased to $1.33 in the year to date period ended September 30, 2016 from $1.10 in the year to date period ended September 30, 2015, primarily due to performance from operations, the change in other operating income, net, (favorable legal settlement agreement and a gain on sale of long-lived assets), the decline in weighted average shares outstanding due to a repurchase of Common Stock in 2015, and various tax items, net, (non-recurrence of 2015 valuation allowance release, implementation of ASU 2016-09, and change in effective tax rate), partially offset by lower equity method investment earnings (see Note 2) period-versus-period.

SEGMENT RESULTS

DISTILLERY PRODUCTS

The following table shows selected financial information for our distillery products segment for the quarters ended September 30, 2016 and 2015.

	PRODUCT GROUP NET SALES
	Quarter Ended September 30,		Quarter-versus-Quarter Net Sales Change Increase / (Decrease)			Quarter-versus-Quarter Volume Increase / (Decrease)
	2016	2015	$ Change	% Change		% Change
	Amount	Amount
Food grade alcohol(a)	$56,957	$57,039	$(82)	(0.1)%
Fuel grade alcohol(a)	1,778	1,954	(176)	(9.0)
Distillers feed and related co-products	5,805	6,157	(352)	(5.7)
Warehouse revenue	2,124	1,563	561	35.9
Total distillery products	$66,664	$66,713	$(49)	(0.1)%		(7.7)%	(a)

	Other Financial Information
	Quarter Ended September 30,		Quarter-versus-Quarter Increase / (Decrease)
	2016	2015	$ Change	% Change

Gross profit	$12,364	$10,372	$1,992	19.2%
Gross margin %	18.5%	15.5%		3.0	pp(b)

(a) Volume change for alcohol products.
(b) Percentage points ("pp").

Driven by strong demand for our premium bourbon and rye whiskeys, net sales of higher margin premium beverage alcohol products within food grade alcohol increased 16.1 percent over the year-ago quarter, while lower margin industrial alcohol product net sales decreased 21.8 percent, resulting in an overall food grade alcohol net sales decrease of $82, or 0.1 percent. Declines in net sales of distillers feed and related co-products and fuel grade alcohol products were partially offset by an increase in warehouse revenue, generated by increased storage of customer barrels of whiskey.
Gross profit increased quarter-versus-quarter by $1,992, or 19.2 percent. Gross margin for the quarter ended September 30, 2016 increased to 18.5 percent from 15.5 percent for the prior year quarter, which was primarily due to the continuing shift in sales mix within food grade alcohol from lower margin industrial alcohol products to higher margin premium beverage alcohol products, a decline in input costs, and an increase in warehouse revenue.

The following table shows selected financial information for our distillery products segment for the year to date periods ended September 30, 2016 and 2015.

	PRODUCT GROUP NET SALES
	Year to date Ended September 30,		Period-versus-Period Net Sales Change Increase / (Decrease)			Period-versus-Period Volume Increase / (Decrease)
	2016	2015	$ Change	% Change		% Change
	Amount	Amount
Food grade alcohol(a)	$168,769	$170,640	$(1,871)	(1.1)%
Fuel grade alcohol(a)	5,345	5,927	(582)	(9.8)
Distillers feed and related co-products	17,000	20,411	(3,411)	(16.7)
Warehouse revenue	6,131	4,564	1,567	34.3
Total distillery products	$197,245	$201,542	$(4,297)	(2.1)%		(10.1)%	(a)

	Other Financial Information
	Year to date Ended September 30,		Period-versus-Period Increase / (Decrease)
	2016	2015	$ Change	% Change

Gross profit	$40,879	$35,506	$5,373	15.1%
Gross margin %	20.7%	17.6%		3.1	pp(b)

(a) Volume change for alcohol products.
(b) Percentage points ("pp").

Driven by strong demand for our premium bourbon and rye whiskeys, net sales of higher margin premium beverage alcohol products within food grade alcohol increased 16.7 percent over the year-ago period, while lower margin industrial alcohol product net sales decreased 22.9 percent, resulting in an overall food grade alcohol net sales decrease of $1,871, or 1.1 percent. Declines in net sales of distillers feed and related co-products and fuel grade alcohol products were partially offset by an increase in warehouse revenue, generated by increased storage of customer barrels of whiskey.
Gross profit increased period-versus-period by $5,373, or 15.1 percent. Gross margin for the year to date period ended September 30, 2016 increased to 20.7 percent from 17.6 percent for the year ago period, which was primarily due to the continuing shift in sales mix within food grade alcohol from lower margin industrial alcohol products to higher margin premium beverage alcohol products, a decline in input costs, and an increase in warehouse revenue.

INGREDIENT SOLUTIONS

The following table shows selected financial information for our ingredient solutions segment for the quarters ended September 30, 2016 and 2015.

	PRODUCT GROUP NET SALES
	Quarter Ended September 30,		Quarter-versus-Quarter Net Sales Change Increase / (Decrease)			Quarter-versus-Quarter Volume Increase / (Decrease)
	2016	2015	$ Change	% Change		% Change
	Amount	Amount
Specialty wheat starches	$7,080	$7,523	$(443)	(5.9)%
Specialty wheat proteins	4,188	4,165	23	0.6
Commodity wheat starch	1,725	1,575	150	9.5
Commodity wheat protein	234	352	(118)	(33.5)
Total ingredient solutions	$13,227	$13,615	$(388)	(2.8)%		4.0%

	Other Financial Information
	Quarter Ended September 30,		Quarter-versus-Quarter Increase / (Decrease)
	2016	2015	$ Change	% Change

Gross profit	$2,757	$1,490	$1,267	85.0%
Gross margin %	20.8%	10.9%		9.9	pp(a)

(a) Percentage points ("pp").

Total ingredient solutions net sales for the quarter ended September 30, 2016 decreased by $388, or 2.8 percent, compared to the prior year quarter. This decline was driven by a lower average selling price, partially offset by increased product net sales volume. The average selling price decline is due to the continuing challenging price environment for this segment. Net sales of specialty wheat starches and commodity wheat protein decreased, while net sales of commodity wheat starch and specialty wheat proteins increased, quarter-versus-quarter.
Gross profit increased quarter-versus-quarter by $1,267, or 85.0 percent. Gross margin for the quarter ended September 30, 2016 increased to 20.8 percent from 10.9 percent for the prior year quarter, primarily due to improved plant efficiencies, a decline in input costs, and an increase in product net sales volume, partially offset by a lower average selling price.

The following table shows selected financial information for our ingredient solutions segment for the year to date periods ended September 30, 2016 and 2015.

	PRODUCT GROUP NET SALES
	Year to date Ended September 30,		Period-versus-Period Net Sales Change Increase / (Decrease)			Period-versus-Period Volume Increase / (Decrease)
	2016	2015	$ Change	% Change		% Change
	Amount	Amount
Specialty wheat starches	$20,007	$23,779	$(3,772)	(15.9)%
Specialty wheat proteins	13,960	14,176	(216)	(1.5)
Commodity wheat starch	5,252	5,206	46	0.9
Commodity wheat protein	654	1,392	(738)	(53.0)
Total ingredient solutions	$39,873	$44,553	$(4,680)	(10.5)		(5.4)%

	Other Financial Information
	Year to date Ended September 30,		Period-versus-Period Increase / (Decrease)
	2016	2015	$ Change	% Change

Gross profit	$6,819	$7,272	$(453)	(6.2)%
Gross margin %	17.1%	16.3%		0.8	pp(a)

(a) Percentage points ("pp").

Total ingredient solutions net sales for the year to date period ended September 30, 2016 decreased by $4,680, or 10.5 percent, compared to the year ago period. This decline was driven by a lower average selling price and decreased product net sales volume, due to a continuing challenging price environment for this segment.
Gross profit decreased by $453, or 6.2 percent, while gross margin increased to 17.1 percent from 16.3 percent, period-versus-period. Gross profit declined in the current year to date period, primarily due to a lower average selling price and a decrease in product net sales volume, partially offset by a decline in input costs and improved plant efficiencies.

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

Operating Cash Flow

Cash flow from operations decreased $10,954 to $1,844 for the year to date period ended September 30, 2016, from $12,798 for the year to date period ended September 30, 2015. This decrease in operating cash flow was primarily the result of net cash outflows related to the changes in receivables, net, accounts payable, and accrued expenses, partially offset by cash inflows related to increased net income, after giving effect to adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, distribution received from equity method investee, gain on insurance recoveries, gain on sale of assets, deferred income taxes, including change in valuation allowance, share-based compensation, and equity method investment earnings) and decreased prepaid expenses.

Decreases to Operating Cash Flow. Receivables, net, increased $6,504 for the year to date period ended September 30, 2016 compared to a decrease of $1,013 for the year to date period ended September 30, 2015. The resulting $7,517 change was primarily due to increased net sales in September 2016 compared to September 2015 and the timing of collections. Accounts payable decreased $3,340 for the year to date period ended September 30, 2016 compared to an increase of $3,052 for the year to date period ended September 30, 2015. The $6,392 change was primarily due to the timing of cash disbursements related to operating expenses and capital expenditures. Accrued expenses decreased $2,241 for the year to date period ended September 30, 2016 compared to an increase of $2,338 for the year to date period ended September 30, 2015. The $4,579 change was primarily due to decreases in incentive compensation accruals.

Increases to Operating Cash Flow. Net income after giving effect to adjustments to reconcile net income to net cash provided by operating activities, increased by $5,986, to $31,770 for the year to date period ended September 30, 2016 from $25,784 for the year to date period ended September 30, 2015. The increase consisted primarily of an increase in net income of $3,187, a distribution received from equity method investee of $3,300, a gain on sale of assets of $871, a decrease in deferred income taxes, including change in valuation allowance, of $2,621, and a decrease in equity method investment earnings of $3,750. Inventory increased $16,910 for the year to date period ended September 30, 2016, compared to an increase of $17,767 for the year to date period ended September 30, 2015. The resulting $857 change was due to inventory decreases in the current period across all categories, except barreled distillate inventory for aging, which increased. Prepaid expenses decreased $283 for the year to date period ended September 30, 2016 compared to an increase of $1,060 for the year to date period ended September 30, 2015. The resulting $1,343 change was primarily due to the timing of vendor invoices.

Investing Cash Flow

Net cash flow used in investing activities decreased $8,815 to $11,228 for the year to date period ended September 30, 2016 from $20,043 for the year to date period ended September 30, 2015.

Capital Spending. We manage capital spending to support our business growth plans. Investments in plant, property and equipment were $12,666 and $20,043, respectively, for the year to date periods ended September 30, 2016 and 2015. An additional $1,896 remains in payable for total capital expenditures of $14,562 in the current year to date period. We expect approximately $20,000 in capital expenditures in 2016 for facility improvement and expansion (including warehouse expansion), facility sustenance projects, and environmental health and safety projects.

In 2015, our Board of Directors approved a $20,200 major expansion in warehousing capacity on a 20-acre campus adjoining our current Lawrenceburg facility as part of the implementation of our five-year strategic plan to grow the whiskey category. In September 2016 an additional $8,800 was approved related to the next phases of this project. The total approved warehouse expansion investment at September 30, 2016, is $29,000. As of September 30, 2016, we had spent $17,676 of this approved investment amount.

Proceeds from Sale of Property. On September 19, 2016, the Company sold long-lived assets for proceeds of $1,209. The proceeds were reflected in the Condensed Consolidated Statements of Cash Flows as cash provided by investing activities for the year to date period ended September 30, 2016.

Financing Cash Flow
Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including brand development and share repurchase activities) and the overall cost of capital. Total debt was $45,466 (net of unamortized loan fees of $621) at September 30, 2016 and $33,460 (net of unamortized loan fees of $636) at December 31, 2015. During the year to date periods ended September 30, 2016 and 2015, we had net borrowings of $14,250, and $19,734, respectively, on our Credit Agreement (see Note 1 for Credit Agreement details). Our payments on long-term debt totaled $2,259 and $1,203 for quarters ended September 30, 2016 and 2015, respectively.

Dividends and Dividend Equivalents. On August 1, 2016, the Board of Directors initiated the declaration of quarterly dividends and dividend equivalents to stockholders and holders of RSUs, which replaced the previous annual dividend and dividend equivalent declarations. Also on August 1, 2016, the Board of Directors declared a quarterly dividend payable to stockholders of record as of August 15, 2016, of the Company's Common Stock, and a dividend equivalent payable to holders of RSUs as of August 15, 2016, of $0.02 per share and per unit.  The total payment of $344, comprised of dividend payments of $334 and dividend equivalent payments of $10 (including estimated forfeitures), was paid on September 8, 2016.

On March 7, 2016, the Board of Directors declared an annual dividend payable to stockholders of record as of March 21, 2016, of the Company's Common Stock, and an annual dividend equivalent payable to holders of RSUs as of March 21, 2016, of $0.08 per share and per unit.  The total payment of $1,378, comprised of dividend payments of $1,335 and dividend equivalent payments of $43 (including estimated forfeitures) was paid on April 14, 2016.

On March 12, 2015, the Board of Directors announced an annual dividend payable to stockholders of record as of March 26, 2015, of the Company's Common Stock, and an annual dividend equivalent payable to holders of RSUs as of March 26, 2015, of $0.06 per share and per unit.  The total payment of $1,087, comprised of dividend payments of $1,061 and dividend equivalent payments of $26, was paid on April 21, 2015.

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
Our principal sources of cash are product sales and borrowing on our Credit Agreement.  Under our Credit Agreement, we must meet certain financial covenants and include other restrictions as disclosed in Note 1 of this Report on Form 10-Q and in Note 4 of our Annual Report on Form 10-K/A for the year ended December 31, 2015.
At September 30, 2016, our current assets exceeded our current liabilities by $81,295 largely due to our inventories of $75,611. At September 30, 2016 our cash balance was $0 and we have used our Credit Agreement for liquidity purposes, with $43,395 remaining for additional borrowings. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We regularly assesses our cash needs and the available sources to fund these needs. We utilize short- and long-term debt to fund discretionary items, such as capital investments and share repurchases. In addition, we have strong operating results such that financial institutions, if needed, should provide sufficient credit funding to meet short-term financing requirements.

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

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on weighted average outstanding borrowings at September 30, 2016, a 100 basis point increase over the non-default rates actually in effect at such date would increase our interest expense on an annualized basis by $412.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. As of the quarter ended September 30, 2016, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There has been no change in the Company’s internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Reference is made to Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K/A for the year ended December 31, 2015 and Note 4 of this Report on Form 10-Q for information on certain proceedings to which we are subject.
We are a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us.

ITEM 1A.    RISK FACTORS

Risk Factors are described in "Item 1A. Risk Factors" of our Annual Report on Form 10-K/A for the year ended December 31, 2015. There have been no material changes thereto during the quarter ended September 30, 2016.
ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no unregistered sale of equity securities during the quarter ended September 30, 2016.

ISSUER PURCHASES OF EQUITY SECURITIES

	(1) Total Number of Shares (or Units) Purchased		(2) Average Price Paid per Share (or Unit)	(3) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(4) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 through July 31, 2016	—		$—	—	$—
August 1, 2016 through August 31, 2016	40,870	(a)	37.15	—
September 1, 2016 through September 30, 2016	—		—	—
Total	40,870			—

(a)
Vested shares awarded under the 2004 Plan that we purchased to cover employee withholding taxes. The 128,500 shares (gross) that vested in August are the final shares to vest under the 2004 Plan. Therefore, no further share purchases will take place under this plan to cover employee withholding taxes.

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
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2016, and December 31, 2015, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, (v) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (vi) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date:	November 2, 2016	By	/s/ Augustus C. Griffin
Augustus C. Griffin, President and Chief Executive Officer

Date:	November 2, 2016	By	/s/ Thomas K. Pigott
Thomas K. Pigott, Vice President, Finance and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibit
*31.1	CEO Certification pursuant to Rule 13a-14(a)
*31.2	CFO Certification pursuant to Rule 13a-14(a)
*32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*32.2	CFO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2016, and December 31, 2015, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, (v) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (vi) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith