Form 10-Q
period 2017-03-31
MGP INGREDIENTS INC
filed 2017-05-04
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X ] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an "emerging growth company."  See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
[  ] Large accelerated filer                                                         [X] Accelerated filer
[  ]  Non-accelerated filer (Do not check if smaller reporting company   [ ] Smaller Reporting Company
[ ] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ]Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

16,709,908 shares of Common Stock, no par value as of April 27, 2017

METHOD OF PRESENTATION

Throughout this Report, when we refer to "the Company," "MGP," "we," "us," "our," and words of similar import, we are referring to the combined business of MGP Ingredients, Inc. and its consolidated subsidiaries, except to the extent that the context otherwise indicates. In this document, for any references to Note 1 through Note 10, refer to the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1.

All amounts in this report, except for share, par values, bushels, gallons, pounds, mmbtu, proof gallons, per share, per bushel, per gallon, per proof gallon and percentage amounts, are shown in thousands unless otherwise noted.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter Ended
	March 31, 2017	March 31, 2016
Sales	$91,345	$77,191
Less: excise taxes	4,176	356
Net sales	87,169	76,835
Cost of sales (a)	68,128	59,789
Gross profit	19,041	17,046
Selling, general and administrative expenses	7,649	6,321
Operating income	11,392	10,725
Equity method investment earnings (Note 2)	471	517
Interest expense, net	(331)	(311)
Income before income taxes	11,532	10,931
Income tax expense	2,854	3,872
Net income	$8,678	$7,059

Income attributable to participating securities	250	270
Net income attributable to common shareholders and used in EPS calculation (Note 5)	$8,428	$6,789

Share information:
Diluted weighted average common shares	16,712,578	16,607,074

Basic and diluted earnings per common share	$0.50	$0.41
Dividends and dividend equivalents per common share	$0.04	$0.08

(a)	Includes related party purchases of $9,245 and $6,241 for the quarters ended March 31, 2017 and 2016, respectively.

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter Ended
	March 31, 2017	March 31, 2016
Net income	$8,678	$7,059
Other comprehensive loss, net of tax:
Change in post-employment benefits	(39)	(17)
Change in equity method investments	(2)	—
Other comprehensive loss	(41)	(17)
Comprehensive income	$8,637	$7,042

See accompanying notes to unaudited condensed consolidated financial statements

       MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	March 31, 2017	December 31, 2016
Current Assets
Cash and cash equivalents	$—	$1,569
Receivables (less allowance for doubtful accounts: March 31, 2017 - $24; December 31, 2016 - $24)	36,387	26,085
Inventory	79,988	78,858
Prepaid expenses	2,426	1,684
Refundable income taxes	—	2,705
Total current assets	118,801	110,901
Property and equipment	249,780	246,219
Less accumulated depreciation and amortization	(156,083)	(153,428)
Property and equipment, net	93,697	92,791
Equity method investments (Note 2)	19,403	18,934
Other assets	2,672	2,710
Total assets	$234,573	$225,336
Current Liabilities
Current maturities of long-term debt	$4,362	$4,359
Accounts payable	16,506	20,342
Accounts payable to affiliate, net	2,807	3,349
Accrued expenses	7,317	8,945
Income taxes payable	534	—
Total current liabilities	31,526	36,995
Long-term debt, less current maturities	15,126	16,218
Revolving credit facility	24,205	15,424
Deferred credits	2,777	2,978
Accrued retirement, health and life insurance benefits	3,460	3,604
Deferred income taxes	2,942	3,432
Other noncurrent liabilities	399	393
Total liabilities	80,435	79,044
Commitments and Contingencies (Note 6)
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 18,115,965 shares at March 31, 2017 and December 31, 2016, and 16,709,908 and 16,658,765 shares outstanding at March 31, 2017 and December 31, 2016, respectively	6,715	6,715
Additional paid-in capital	14,318	14,279
Retained earnings	150,643	142,652
Accumulated other comprehensive loss, net of tax	(414)	(373)
Treasury stock, at cost
Shares of 1,406,057 at March 31, 2017 and 1,457,200 at December 31, 2016	(17,128)	(16,985)
Total stockholders’ equity	154,138	146,292
Total liabilities and stockholders’ equity	$234,573	$225,336

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Year to Date Ended
	March 31, 2017	March 31, 2016
Cash Flows from Operating Activities
Net income	$8,678	$7,059
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Depreciation and amortization	2,738	3,304
Distribution received from equity method investee	—	3,300
Deferred income taxes, including change in valuation allowance	(490)	(622)
Share-based compensation	1,028	652
Equity method investment earnings	(471)	(517)
Changes in Operating Assets and Liabilities:
Receivables, net	(10,302)	(534)
Inventory	(1,130)	(9,682)
Prepaid expenses	(742)	(289)
Accounts payable	(943)	(4,236)
Accounts payable to affiliate, net	(542)	11
Accrued expenses	(1,627)	(3,958)
Income taxes payable	3,239	4,112
Deferred credit	(201)	(174)
Accrued retirement health and life insurance benefits	(177)	(67)
Net cash used in operating activities	(942)	(1,641)
Cash Flows from Investing Activities
Additions to plant, property and equipment	(6,454)	(3,053)
Net cash used in investing activities	(6,454)	(3,053)
Cash Flows from Financing Activities
Stock shares repurchased	(1,131)	—
Payment of dividends	(688)	—
Principal payments on long-term debt	(89)	(438)
Proceeds from credit facility	10,500	8,099
Payments on credit facility	(2,765)	(3,646)
Loan fees incurred with borrowings	—	(68)
Net cash provided by financing activities	5,827	3,947
Decrease in cash and cash equivalents	(1,569)	(747)
Cash and cash equivalents, beginning of year	1,569	747
Cash and cash equivalents, end of period	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Capital Stock Preferred	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2016	$4	$6,715	$14,279	$142,652	$(373)	$(16,985)	$146,292
Comprehensive income:
Net income	—	—	—	8,678	—	—	8,678
Other Comprehensive loss	—	—	—	—	(41)	—	(41)
Dividends and dividend equivalents, net of estimated forfeitures	—	—	—	(687)	—	—	(687)
Share-based compensation	—	—	899	—	—	—	899
Stock shares awarded, forfeited, and/or vested	—	—	(860)	—	—	988	128
Stock shares repurchased	—	—	—	—	—	(1,131)	(1,131)
Balance, March 31, 2017	$4	$6,715	$14,318	$150,643	$(414)	$(17,128)	$154,138

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

These unaudited condensed consolidated financial statements as of and for the quarter ended March 31, 2017 should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission ("SEC").  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal and recurring adjustments) necessary to fairly present the results for interim periods in accordance with U.S. generally accepted accounting principles (“GAAP”).  Pursuant to the rules and regulations of the SEC, certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted.

Use of Estimates.  The financial reporting policies of the Company conform to GAAP.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  The application of certain of these policies places significant demands on management’s judgment, with financial reporting results relying on estimation about the effects of matters that are inherently uncertain.  For all of these policies, management cautions that future events rarely develop as forecast, and estimates routinely require adjustment and may require material adjustment.

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

Inventories are stated at lower of cost or net realizable value on the first-in, first-out, or FIFO, method.  Inventory valuations are impacted by constantly changing prices paid for key materials, primarily corn. Inventory consists of the following:

	March 31, 2017	December 31, 2016
Finished goods	$13,461	$14,002
Barreled distillate (bourbon and whiskey)	53,231	50,941
Work in process	2,065	1,933
Raw materials	3,570	4,274
Maintenance materials	6,492	6,231
Other	1,169	1,477
Total	$79,988	$78,858

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

The Company’s Distillery segment routinely produces unaged distillate, and this product is frequently barreled and warehoused at a Company location for an extended period of time in accordance with directions received from the Company’s customers.  This product must meet customer acceptance specifications, the risks of ownership and title to the goods must be passed to the customer, and requirements for bill and hold revenue recognition must be met prior to the Company recognizing revenue from the sale of the product.  Separate warehousing agreements are maintained for customers who store their product with the Company and warehouse services revenues are recognized as the services are provided.

Sales include customer paid freight costs billed to customers for the quarters ended March 31, 2017 and 2016 of $3,614 and $4,137, respectively.

Income Taxes. The Company accounts for income taxes using an asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

Evaluating the need for, and amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence on a jurisdiction-by-jurisdiction basis. Such judgments require the Company to interpret existing tax law and other published guidance as applied to the Company's circumstances. As part of this assessment, the Company considers both positive and negative evidence about its profitability and tax situation. A valuation allowance is recognized if it is more likely than not that at least some portion of the deferred tax asset will not be realized.

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

Long-Lived Assets and Loss on Impairment of Assets.  Management reviews long-lived assets, mainly property and equipment assets, whenever events or circumstances indicate that usage may be limited and carrying values may not be fully recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are determined to be impaired, the impairment is measured by the amount by which the asset carrying value exceeds the estimated fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.  No events or conditions occurred during the quarter ended March 31, 2017 that required the Company to test its long-lived assets for impairment.

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

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $44,887 and $37,412 at March 31, 2017 and December 31, 2016, respectively. The financial statement carrying value of total debt was $43,693 (including unamortized loan fees of $530) and $36,001 (including unamortized loan fees of $576) at March 31, 2017 and December 31, 2016, respectively.  These fair values are considered Level 2 under the fair value hierarchy.

Recent Accounting Pronouncements. In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires companies to present the service cost component of net benefit cost in the same line items in which they report compensation cost. Companies will present all other components of net benefit cost outside operating income, if this subtotal is presented.

This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The Company is evaluating the effect that ASU 2017-07 will have on its consolidated financial statements and related disclosures.

In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the guidance in Subtopic 610-20 on accounting for derecognition of a nonfinancial asset. The ASU also defines in-substance nonfinancial assets and includes guidance on partial sales of nonfinancial assets.
An entity is required to apply the amendments in this ASU at the same time that it applies ASU 2014-09 (see below). The Company is evaluating the effect that ASU 2017-05 will have on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which requires an entity to no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. The changes are effective for public business entities that are SEC filers, for annual and interim periods in fiscal years beginning after December 15, 2019. All entities may early adopt the standard for goodwill impairment tests with measurement dates after January 1, 2017. The Company is evaluating the effect that ASU 2017-04 will have on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings  (SEC Update), which incorporates into the FASB Accounting Standards Codification® recent SEC guidance about disclosing, under SEC SAB Topic 11.M, the effect on financial statements of adopting the revenue, leases, and credit losses standards. The SEC staff had previously announced that registrants should include the disclosures starting with their December 2017 financial statements. The Company is evaluating the effect that ASU 2017-03 will have on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Entities may early adopt the ASU and apply it to transactions that have not been reported in financial statements that have been issued or made available for issuance. The Company is evaluating the effect that ASU 2017-01 will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases, which aims to make leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. This ASU is effective for all interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements and related disclosures. At March 31, 2017 the Company had various machinery and equipment operating leases, as well as operating leases for 218 rail cars and one office space.

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

In July 2015 the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330), which is part of the FASB's simplification initiative to identify, evaluate, and improve areas of generally accepted accounting principles. The amendments in the update do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The ASU is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this new guidance in the quarter ended March 31, 2017, and there was no impact on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace numerous requirements in GAAP, including industry specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. In July 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard is effective for annual reporting periods beginning after December 15, 2017. The FASB will permit companies to adopt the new standard early, but not before the original effective date of annual reporting periods beginning after December 15, 2016, but the Company is not planning to early adopt the new standard.

In 2016, the Company established an implementation team consisting of internal and external representatives. The implementation team is in the process of assessing the impact the new standard will have on the consolidated financial statements and assessing the impact on individual contracts in the Company's revenue streams. In addition, the implementation team is in the process of identifying, and will then implement, appropriate changes to business processes, systems and controls to support recognition and disclosure under the new standard. The implementation team will report findings and progress of the project to management and the Audit Committee on a frequent basis through the effective date. The Company will adopt the requirements of the new standard in the first quarter of 2018 and anticipates using the modified retrospective transition method. The Company has not yet determined the quantitative impact on its consolidated financial statements.

Note 2.  Equity Method Investments.

As of March 31, 2017, the Company’s investment accounted for using the equity method of accounting was a 30 percent interest in ICP, which manufactures alcohol for fuel, industrial and beverage applications. Until December 23, 2016, the Company also had a 50 percent interest in D.M. Ingredients, GmbH, ("DMI"), which produced certain specialty starch and protein ingredients.

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

	Quarter Ended
	March 31, 2017	March 31, 2016
ICP’s Operating results:
Net sales (a)	$38,385	$49,609
Cost of sales and expenses (b)	36,814	47,886
Net income	$1,571	$1,723

(a)	Includes related party sales to MGPI of $8,657 and $6,241 for the quarters ended March 31, 2017 and 2016, respectively.

(b)	Includes depreciation and amortization of $858 and $735 for the quarters ended March 31, 2017 and 2016, respectively.

The Company’s equity method investment earnings from joint ventures, based on unaudited financial statements, is as follows:

	Quarter Ended
	March 31, 2017	March 31, 2016
ICP (30% interest)	$471	$517
DMI (50% interest)(a)	—	—
	$471	$517

(a)	The Company's equity method investment in DMI ended on December 23, 2016, when it received a return of its investment.

The Company’s investment in joint ventures is as follows:

	March 31, 2017	December 31, 2016
ICP (30% interest)	$19,403	$18,934
DMI (50% interest)(a)	—	—
	$19,403	$18,934

(a) The Company's equity method investment in DMI ended on December 23, 2016, when it received a return of its investment.

Note 3.  Corporate Borrowings.

Indebtedness Outstanding.  Debt consists of the following:

Description(a)	March 31, 2017	December 31, 2016
Credit Agreement - Revolver, 2.768% (variable rate) due 2020	$24,735	$16,000
Credit Agreement - Fixed Asset Sub-Line term loan, 3.034% (variable rate) due 2020	5,002	5,253
Credit Agreement - Term Loan, 3.034% (variable rate) due 2020	12,250	13,000
Secured Promissory Note, 3.71% (variable rate) due 2022	2,236	2,324
Unamortized loan fees(b)	(530)	(576)
Total	$43,693	$36,001
Less current maturities of long term debt	(4,362)	(4,359)
Long-term debt	$39,331	$31,642

(a) Interest rates are as of March 31, 2017.
(b) Loan fees are being amortized over the life of the Credit Agreement.

Credit Agreement. On March 21, 2016, the Company entered into a Third Amended and Restated Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, National Association. The Credit Agreement contains customary terms and conditions substantially similar to the Second Amended and Restated Credit Agreement (the "Previous Credit Agreement") and associated schedules with Wells Fargo Bank, National Association. The Credit Agreement is a $15,000 term loan and $80,000 revolving facility resulting in a $95,000 facility. The principal of the term loan can be prepaid at any time without penalty or otherwise will be repaid by the Company in installments of $250 each month.

The Company was in compliance with the Credit Agreement covenants at March 31, 2017. The Company incurred no new loan fees related to the Credit Agreement during the quarter ended March 31, 2017. The unamortized balance of total loan fees related to the Credit Agreement was $530 at March 31, 2017 and is included in the carrying value of total debt on the Condensed Consolidated Balance Sheets as described above in the Fair Value of Financial Instruments section. The loan fees are being amortized over the life of the Credit Agreement.

The amount of borrowings which the Company may make is subject to borrowing base limitations adjusted for the Fixed Asset Sub-Line collateral as described in the Credit Agreement. As of March 31, 2017, the Company's total outstanding borrowings under the Credit Agreement were $41,987, comprised of $24,735 of revolver borrowing (including unamortized loan fees), $5,002 of fixed asset sub-line term loan borrowing, and $12,250 of term loan borrowing, leaving $50,262 available. The average interest rate for total borrowings of the Credit Agreement at March 31, 2017 was 2.88 percent.

Note 4. Income Taxes
Income tax expense for the quarter ended March 31, 2017 was $2,854, for an effective tax rate for the quarter of 24.7 percent. The effective tax rate differs from the 35 percent federal statutory rate on pretax income, primarily due to the impact of income tax benefits related to share-based compensation as accounted for in ASU 2016-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, which was adopted by the Company during the quarter ended September 30, 2016, the domestic production activities deduction, and state taxes, including state income tax credits in Indiana and Kansas.

Income tax expense for the quarter ended March 31, 2016, was $3,872, for an effective tax rate of 35.4 percent. The principal reason for the reduction in effective tax rate of 10.7 percentage points in the quarter ended March 31, 2017, is the impact of ASU 2016-09, which required the February 2017 share-based compensation release event to be treated as a discrete item.

As of March 31, 2017, the Company had a remaining valuation allowance of $726, largely related to capital loss carryforwards that, in our estimate, are not more likely than not to be realized prior to their respective carryforward periods. The Company continues to evaluate all available positive and negative evidence to determine the likelihood of realization of the deferred tax assets.

Note 5.  Equity and Earnings per Share.

Dividend and dividend equivalent information for the quarters ended March 31, 2017 and 2016 is detailed below:

Dividend and Dividend Equivalent Information (per Share and Unit)
Declaration date	Payment date	Declared	Paid	Total payment
2017
February 15, 2017	March 24, 2017	$0.04	$0.04	$688
2016
March 7, 2016	April 14, 2016	$0.08	$0.08	$1,378

The computations of basic and diluted earnings per share for the quarters ended March 31, 2017 and 2016 are as follows:

	Quarter Ended
	March 31, 2017	March 31, 2016
Operations:
Net income(a)	$8,678	$7,059
Income attributable to participating securities(b)	250	270
Net income attributable to common shareholders	$8,428	$6,789

Share information:
Basic and diluted weighted average common shares(c)	16,712,578	16,607,074

Basic and diluted earnings per share	$0.50	$0.41

(a)	Net income attributable to all shareholders.

(b)	At March 31, 2017 and 2016, participating securities included 497,491 and 537,337 nonvested restricted stock units, respectively, and 0 and 128,500 nonvested shares of restricted stock, respectively.

(c)	Under the two-class method, weighted average common shares at March 31, 2017 and 2016, exclude nonvested, participating securities of 497,491 and 665,837, respectively.

Note 6.  Commitments and Contingencies.

Commitments. Open purchase order commitments at March 31, 2017 related to raw materials and packaging used in the ordinary course of business were $68,090 extending out to February 2018. Open purchase order commitments at March 31, 2017 related to the purchase of capital assets were $2,523.

In 2015, our Board of Directors approved a $20,200 major expansion in warehousing capacity on a 20-acre campus adjoining our current Lawrenceburg facility as part of the implementation of our five-year strategic plan to grow the whiskey category. In September 2016 an additional $8,800 was approved related to the next phases of this project. The total approved warehouse expansion investment at September 30, 2016, is $29,000. As of March 31, 2017, we had incurred $22,231 of this approved investment amount.

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

•
A chemical release occurred at the Company's Atchison facility on October 21, 2016, which resulted in emissions venting into the air.  The Company reported the event to the EPA, OSHA and Kansas and local authorities on that date, and is cooperating fully to investigate and ensure that all appropriate response actions are taken.  The Company has also engaged outside experts to assist the investigation and response.  The Company believes it is probable that a fine or penalty may be imposed by regulatory authorities, but it is currently unable to reasonably estimate the amount thereof for the EPA and Kansas and local authorities since their investigations are not complete and could take several months up to a few years to complete.  Private plaintiffs have initiated, and additional private plaintiffs may initiate, legal proceedings for damages resulting from the emission, but the Company is currently unable to reasonably estimate the amount of any such damages that might result.  The Company's insurance is expected to provide coverage of any damages to private plaintiffs, subject to a deductible of $250, but certain regulatory fines or penalties may not be covered and there can be no assurance to the amount or timing of possible insurance recoveries if ultimately claimed by the Company.  There was no significant damage to the Company's Atchison plant as a result of this incident.  No other MGP facilities, including the distillery in Lawrenceburg, Indiana, were affected by this incident.

OSHA has completed its investigation and, on April 19, 2017, issued its penalty to the Company in the amount of $138, some of which may be covered by insurance.  Management is reviewing the citation and is considering its response.

•
The TTB performed a federal excise tax audit of the Company’s subsidiaries, MGPI of Indiana, LLC and MGPI Processing, Inc., for the periods January 1, 2012 through July 31, 2015 and January 1, 2013 through July 31, 2015, respectively.  TTB informed the Company that it would be assessing a penalty as a result of the audit, and the Company offered a settlement for the penalty.  The settlement has been accepted in principle by the TTB and the amount expensed in the prior year was insignificant to the Company’s 2016 financial results.

Note 7.  Employee and Non-Employee Benefit Plans.

Equity-Based Compensation Plans.  The Company’s equity-based compensation plans provide for the awarding of stock options, stock appreciation rights, shares of restricted stock ("Restricted Stock"), and restricted stock units ("RSUs") for senior executives and salaried employees, as well as non-employee directors. The Company has two active equity-based compensation plans: the Employee Equity Incentive Plan of 2014 (the "2014 Plan") and the Non-Employee Director Equity Incentive Plan (the "Directors' Plan"). The 2014 Plan replaced the inactive Stock Incentive Plan of 2004.

As of March 31, 2017, 280,074 RSUs had been granted under the 2014 Plan, with 14,616 of those forfeited for termination of employment. 56,964 shares had been granted related to the Directors' Plan as of March 31, 2017 and 497,491 shares of unvested RSUs were outstanding under the Company’s active and inactive long-term incentive plans.

As of March 31, 2017, the estimated unaccrued amount of liability-classified awards yet to be granted in 2018, net of estimated forfeitures, was $1,359.

Note 8.  Operating Segments.

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

	Quarter Ended
	March 31, 2017	March 31, 2016
Net Sales to Customers
Distillery products	$73,950	$63,842
Ingredient solutions	13,219	12,993
Total	87,169	76,835
Gross Profit
Distillery products	16,615	14,850
Ingredient solutions	2,426	2,196
Total	19,041	17,046
Depreciation and Amortization
Distillery products	2,046	2,518
Ingredient solutions	408	444
Corporate	284	342
Total	2,738	3,304
Income before Income Taxes
Distillery products	15,518	14,380
Ingredient solutions	1,804	1,602
Corporate	(5,790)	(5,051)
Total	$11,532	$10,931

The following table allocates assets to each segment:

	As of March 31, 2017	As of December 31, 2016
Identifiable Assets
Distillery products	$172,712	$161,059
Ingredient solutions	27,145	27,109
Corporate	34,716	37,168
Total	$234,573	$225,336

Note 9.  Derivative Instruments.

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

Note 10.  Subsequent Events.

On May 2, 2017, the Board of Directors declared a quarterly dividend payable to stockholders of record as of May 15, 2017, of the Company's Common Stock, and a dividend equivalent payable to holders of RSUs as of May 15, 2017, of $0.04 per share and per unit, payable on June 9, 2017.

Refer to Note 6. for events occurring subsequent to the financial statement date related to the October 21, 2016, chemical release at the Company's Atchison facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
(Dollar amounts in thousands, unless otherwise noted)

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This Report on Form 10-Q contains forward looking statements as well as historical information.  All statements, other than statements of historical facts, regarding the prospects of our industry and our prospects, plans, financial position, and strategic plan may constitute forward looking statements.  In addition, forward looking statements are usually identified by or are associated with such words as "intend," "plan," "believe," "estimate," "expect," "anticipate," "hopeful," "should," "may," "will," "could," "encouraged," "opportunities," "potential," and/or the negatives or variations of these terms or similar terminology.  Forward looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from those expressed or implied in the forward looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward looking statements is included in the section titled "Risk Factors" (Item 1A) of our Annual Report on Form 10-K for the year ended December 31, 2016. Forward looking statements are made as of the date of this report, and we undertake no obligation to update or revise publicly any forward looking statements, whether because of new information, future events or otherwise.

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

MGP was incorporated in 2011 in Kansas, continuing a business originally founded by Cloud L. Cray, Sr. in Atchison, Kansas over 75 years ago. The Company’s ticker symbol is MGPI.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this Form 10-Q, as well as our audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations - General, set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

RESULTS OF OPERATIONS

Consolidated results

The table below details the consolidated results for the quarters ended March 31, 2017 and 2016:

	Quarter Ended March 31,
	2017	2016	2017 v. 2016
Net sales	$87,169	$76,835	13.4%
Cost of sales	68,128	59,789	13.9
Gross profit	19,041	17,046	11.7
Gross margin %	21.8%	22.2%	(0.4)	pp(a)
SG&A expenses	7,649	6,321	21.0
Operating income	11,392	10,725	6.2
Operating margin %	13.1%	14.0%	(0.9)	pp
Equity method investment earnings	471	517	(8.9)
Interest expense	(331)	(311)	6.4
Income before income taxes	11,532	10,931	5.5
Income tax expense	2,854	3,872	(26.3)
Effective tax expense rate %	24.7%	35.4%	(10.7)	pp
Net income	$8,678	$7,059	22.9%
Net income margin %	10.0%	9.2%	0.8	pp
(a) Percentage points ("pp").

Net sales - Net sales for the quarter ended March 31, 2017 were $87,169, an increase of 13.4 percent compared to the year ago quarter, which was the result of increased net sales in both segments. Within the distillery segment, net sales were up 15.8 percent. Driven by strong demand, net sales of higher margin premium beverage alcohol products increased 30.4 percent, partially offset by declines in industrial alcohol net sales, which resulted in an increase in total food grade alcohol net sales of 19.5 percent. Warehouse services revenue related to the storage of barreled whiskey also increased, while lower margin distillers feed and related co-products net sales declined. Within the ingredient solutions segment, net sales were up 1.7 percent. Specialty wheat starches, commodity wheat starch, and commodity wheat protein increased, while net sales of specialty wheat proteins decreased (see Segment Results below).

Gross profit - Gross profit for the quarter ended March 31, 2017 was $19,041, an increase of 11.7 percent compared to the quarter ended March 31, 2016. The increase was driven by an increase in gross profit in both segments. In the distillery products segment, gross profit grew by $1,765, or 11.9 percent. In the ingredient solutions segment, gross profit grew by $230, or 10.5 percent (see Segment Results below).

SG&A expenses - SG&A expenses for the quarter ended March 31, 2017 were $7,649, an increase of 21.0 percent compared to the quarter ended March 31, 2016. The increase in SG&A was primarily due to an increase in personnel costs and advertising and promotion.

Operating income quarter-versus-quarter	Operating Income	Change
Operating income for the quarter ended March 31, 2016	$10,725
Increase in gross profit - distillery products segment(a)	1,765	16.5	pp(b)
Increase in gross profit - ingredient solutions segment(a)	230	2.1	pp
Increase in SG&A expenses	(1,328)	(12.4)	pp
Operating income for the quarter ended March 31, 2017	$11,392	6.2%

(a) See segment discussion.
(b) Percentage points ("pp").

Operating income for the quarter ended March 31, 2017 increased to $11,392 from $10,725 for the quarter ended March 31, 2016, due to gross profit growth in both our distillery products and ingredient solutions segments, partially offset by an increase in SG&A expenses.

Equity method investment earnings - Our equity method investment earnings decreased to $471 for the quarter ended March 31, 2017, from $517 for the quarter ended March 31, 2016 (see Note 2). The 8.9 percent decrease in earnings was primarily due to ICP's lower average selling price and decreased sales volume for feed, as well as lower sales volume for alcohol products, partially offset by a higher average selling price for alcohol products. ICP's results reflect the continuing challenges in the ethanol and feed markets.

Income tax expense - Income tax expense for the quarter ended March 31, 2017 was $2,854, for an effective tax rate for the quarter of 24.7 percent. Income tax expense for the quarter ended March 31, 2016 was $3,872, for an effective tax rate for the quarter of 35.4 percent. The principal reason for the 10.7 percentage point decrease in our effective tax rate quarter-versus-quarter is the impact of share based compensation as accounted for in ASU 2016-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, adopted in the Quarter ended September 30, 2016.

Change in basic and diluted earnings per share quarter-versus-quarter	Basic and Diluted EPS	Change
Basic and diluted earnings per share for the quarter ended March 31, 2016	$0.41
Change in operations(a)	0.03	7.3	pp(b)
Tax: Current effect of ASU 2016-09	0.07	17.1	pp
Tax: Change in effective tax rate (excluding tax item above)	(0.01)	(2.4)	pp
Basic and diluted earnings per share for the quarter ended March 31, 2017	$0.50	22.0%

(a)	Changes are net of tax based on the effective tax rate for the base year (2016).

(b)	Percentage points ("pp").

Earnings per share increased to $0.50 in the quarter ended March 31, 2017 from $0.41 in the quarter ended March 31, 2016, primarily due to the lower tax rate (current effect of ASU 2016-09) and the performance from operations.

SEGMENT RESULTS

Distillery Products

The following table shows selected financial information for our distillery products segment for the quarters ended March 31, 2017 and 2016.

	PRODUCT GROUP NET SALES
	Quarter Ended March 31,		Quarter-versus-Quarter Net Sales Change Increase / (Decrease)			Quarter-versus-Quarter Volume Increase / (Decrease)
	2017	2016	$ Change	% Change		% Change
	Amount	Amount
Premium beverage alcohol	$45,640	$34,993	$10,647	30.4%
Industrial alcohol	19,123	19,213	(90)	(0.5)
Food grade alcohol(a)	$64,763	$54,206	$10,557	19.5
Fuel grade alcohol(a)	1,642	1,855	(213)	(11.5)
Distillers feed and related co-products	4,922	5,780	(858)	(14.8)
Warehouse services	2,623	2,001	622	31.1
Total distillery products	$73,950	$63,842	$10,108	15.8%		18.2%	(a)

	Other Financial Information
	Quarter Ended March 31,		Quarter-versus-Quarter Increase / (Decrease)
	2017	2016	$ Change	% Change

Gross profit	$16,615	$14,850	$1,765	11.9%
Gross margin %	22.5%	23.3%		(0.8)	pp(b)

(a) Volume change for alcohol products.
(b) Percentage points ("pp").

Driven by strong demand, net sales of higher margin premium beverage alcohol products within food grade alcohol increased 30.4 percent over the year-ago quarter, while lower margin industrial alcohol product net sales decreased 0.5 percent, resulting in an overall food grade alcohol net sales increase of $10,557, or 19.5 percent. Declines in net sales of distillers feed and related co-products and fuel grade alcohol products were partially offset by an increase in warehouse services revenue, generated by increased storage of customer barrels of whiskey.
Gross profit increased quarter-versus-quarter by $1,765, or 11.9 percent. Gross margin for the quarter ended March 31, 2017 decreased to 22.5 percent from 23.3 percent for the prior year quarter. The improvement in gross profit was primarily due to increased sales of higher margin premium beverage alcohol products, a decline in input costs, and an increase in warehouse services revenue. These gains were partially offset primarily by lower gross profit on distillers feed and related co-products.

Ingredient Solutions

The following table shows selected financial information for our ingredient solutions segment for the quarters ended March 31, 2017 and 2016.

	PRODUCT GROUP NET SALES
	Quarter Ended March 31,		Quarter-versus-Quarter Net Sales Change Increase / (Decrease)			Quarter-versus-Quarter Volume Increase / (Decrease)
	2017	2016	$ Change	% Change		% Change
	Amount	Amount
Specialty wheat starches	$6,407	$6,176	$231	3.7%
Specialty wheat proteins	4,378	4,989	(611)	(12.2)
Commodity wheat starch	2,088	1,612	476	29.5
Commodity wheat protein	346	216	130	60.2
Total ingredient solutions	$13,219	$12,993	$226	1.7%		15.9%

	Other Financial Information
	Quarter Ended March 31,		Quarter-versus-Quarter Increase / (Decrease)
	2017	2016	$ Change	% Change

Gross profit	$2,426	$2,196	$230	10.5%
Gross margin %	18.4%	16.9%		1.5	pp(a)

(a) Percentage points ("pp").

Total ingredient solutions net sales for the quarter ended March 31, 2017 increased by $226, or 1.7 percent, compared to the prior year quarter. This increase was primarily driven by increased net sales of specialty wheat starches, commodity wheat starch and commodity wheat protein, partially offset by decreased net sales of specialty wheat proteins, quarter-versus-quarter.
Gross profit increased quarter-versus-quarter by $230, or 10.5 percent. Gross margin for the quarter ended March 31, 2017 increased to 18.4 percent from 16.9 percent for the prior year quarter, primarily due to decreased input costs and improved plant efficiencies, partially offset by a lower average selling price.

CASH FLOW, FINANCIAL CONDITION AND LIQUIDITY

We believe our financial condition continues to be of high quality, as evidenced by our ability to generate cash from operations while having ready access to capital at competitive rates.

In periods when operating cash flow deficits, debt through our Credit Agreement (see Note 3) provides the primary source of cash to fund operating needs and capital expenditures. The same source of cash is used to fund shareholder dividends and other discretionary uses such as share repurchases. Going forward, we expect to use cash to implement our invest to grow strategy, particularly in the distillery products segment. The overall liquidity of the Company reflects our strong business results and an effective cash management strategy that takes into account liquidity management, economic factors, and tax considerations. We expect our sources of cash, including our credit facility, to be adequate to provide for budgeted capital expenditures and anticipated operating requirements.

Operating Cash Flow

Cash used in operations decreased $699 to $(942) for the quarter ended March 31, 2017, from $(1,641) for the quarter ended March 31, 2016. This improvement in operating cash flow deficit was primarily the result of net cash inflows related to the changes in inventory, accounts payable, and accrued expenses, partially offset by cash outflows related to the changes in receivables, net, net income, after giving effect to adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, distribution received from equity method investee, deferred income taxes, including change in valuation allowance, share-based compensation, and equity method investment earnings) income taxes payable, accounts payable to affiliate, net, and prepaid expenses.

Increases to Operating Cash Flow. Inventory increased $1,130 for the quarter ended March 31, 2017, compared to an increase of $9,682 for the quarter ended March 31, 2016. The $8,552 change was primarily due to finished goods and barreled distillate inventory fluctuations quarter-versus-quarter. The change in finished goods and barreled distillate inventories for the quarter ended March 31, 2017, was $1,749 compared to $9,372 for the quarter ended March 31, 2016. Accounts payable decreased $943 for the quarter ended March 31, 2017, compared to a decrease of $4,236 for the quarter ended March 31, 2016. The $3,293 change was primarily due to the timing of cash disbursements related to operating expenses and capital expenditures. Accrued expenses decreased $1,627 for the quarter ended March 31, 2017, compared to a decrease of $3,958 for the quarter ended March 31, 2016. The $2,331 change was primarily due to decreases in incentive compensation accruals in the prior year quarter.

Decreases to Operating Cash Flow. Receivables, net, increased $10,302 for the quarter ended March 31, 2017 compared to an increase of $534 for the quarter ended March 31, 2016. The resulting $9,768 change was primarily due to increased net sales in the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016 and the timing of collections. Net income, after giving effect to adjustments to reconcile net income to net cash provided by operating activities, decreased by $1,693, to $11,483 for the quarter ended March 31, 2017 from $13,176 for the quarter ended March 31, 2016. The decrease was primarily due to a net income increase of $1,619, more than offset by the non-recurrence of a distribution received in the prior year quarter from equity method investee of $3,300. Income taxes payable increased $3,239 for the quarter ended March 31, 2017 compared to an increase of $4,112 for the quarter ended March 31, 2016. The resulting $873 change was primarily due to rolling off of a federal net operating loss position in 2016 and the timing of extension payments as a result of a tax law change. Accounts payable to affiliate, net, decreased $542 for the quarter ended March 31, 2017 compared to an increase of $11 for the quarter ended March 31, 2016. The resulting $553 change was primarily due to the timing of payments. Prepaid expenses increased $742 for the quarter ended March 31, 2017 compared to an increase of $289 for the quarter ended March 31, 2016. The resulting $453 change was primarily due to the timing of vendor invoices.

Investing Cash Flow

Net cash flow used in investing activities increased $3,401 to $6,454 for the quarter ended March 31, 2017 from $3,053 for the quarter ended March 31, 2016.

Capital Spending. We manage capital spending to support our business growth plans. Investments in plant, property and equipment were $6,454 and $3,053, respectively, for the quarters ended March 31, 2017 and 2016. Adjusted for the change in capital expenditures in accounts payable for the quarters ended March 31, 2017 and 2016 of $(2,892) and $36, respectively, total capital expenditures were $3,562 and $3,089, respectively. We expect approximately $22,000 in capital expenditures in 2017 for facility improvement and expansion (including warehouse expansion), facility sustenance projects, and environmental health and safety projects.

In 2015, our Board of Directors approved a $20,200 major expansion in warehousing capacity on a 20-acre campus adjoining our current Lawrenceburg facility as part of the implementation of our five-year strategic plan to grow the whiskey category. In September 2016 an additional $8,800 was approved related to the next phases of this project. The total approved warehouse expansion investment at September 30, 2016, is $29,000. As of March 31, 2017, we had incurred $22,231 of this approved investment amount.

Financing Cash Flow
Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including brand development and share repurchase activities) and the overall cost of capital. Total debt was $43,693 (net of unamortized loan fees of $530) at March 31, 2017 and $36,001 (net of unamortized loan fees of $576) at December 31, 2016. During the quarters ended March 31, 2017 and 2016, we had net borrowings of $7,735, and $4,453, respectively, on our Credit Agreement (see Note 3). Our payments on long-term debt totaled $89 and $438 for quarters ended March 31, 2017 and 2016, respectively.

Dividends and Dividend Equivalents. On February 15, 2017, the Board of Directors declared a quarterly dividend payable to stockholders of record as of March 1, 2017, of the Company's Common Stock, and a dividend equivalent payable to holders of RSUs as of March 1, 2017, of $0.04 per share and per unit.  The total payment of $688, comprised of dividend payments of $668 and dividend equivalent payments of $20 (excluding estimated forfeitures), was paid on March 24, 2017.

On March 7, 2016, the Board of Directors declared an annual dividend payable to stockholders of record as of March 21, 2016, of the Company's Common Stock, and an annual dividend equivalent payable to holders of RSUs as of March 21, 2016, of $0.08 per share and per unit.  The total payment of $1,378, comprised of dividend payments of $1,335 and dividend equivalent payments of $43 (excluding estimated forfeitures) was paid on April 14, 2016.

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
Our principal sources of cash are product sales and borrowing on our Credit Agreement.  Under our Credit Agreement, we must meet certain financial covenants and restrictions as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
At March 31, 2017, our current assets exceeded our current liabilities by $87,275 largely due to our inventories of $79,988. At March 31, 2017 our cash balance was $0 and we have used our Credit Agreement for liquidity purposes, with $50,262 remaining for additional borrowings. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We regularly assesses our cash needs and the available sources to fund these needs. We utilize short- and long-term debt to fund discretionary items, such as capital investments and share repurchases. In addition, we have strong operating results such that financial institutions, if needed, should provide sufficient credit funding to meet short-term financing requirements.

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

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on weighted average outstanding borrowings at March 31, 2017, a 100 basis point increase over the non-default rates actually in effect at such date would increase our interest expense on an annualized basis by $385.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. As of the quarter ended March 31, 2017, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There has been no change in the Company’s internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Reference is made to Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2016 and Note 6 to this Report on Form 10-Q for information on certain proceedings to which we are subject.
We are a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us.

ITEM 1A.    RISK FACTORS

Risk Factors are described in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes thereto during the quarter ended March 31, 2017.
ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no unregistered sale of equity securities during the quarter ended March 31, 2017.

ISSUER PURCHASES OF EQUITY SECURITIES

	(1) Total Number of Shares (or Units) Purchased	(2) Average Price Paid per Share (or Unit)	(3) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(4) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 through January 31, 2017	—	—	—
February 1, 2017 through February 28, 2017	25,573	$44.23	—
March 1, 2017 through March 31, 2017	—	—	—
Total	25,573		—

(a)	Vested RSUs awarded under the 2004 Plan that we purchased to cover employee withholding taxes.

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
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2017, and December 31, 2016, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, (v) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (vi) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date:	May 4, 2017	By	/s/ Augustus C. Griffin
Augustus C. Griffin, President and Chief Executive Officer

Date:	May 4, 2017	By	/s/ Thomas K. Pigott
Thomas K. Pigott, Vice President, Finance and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibit
*31.1	CEO Certification pursuant to Rule 13a-14(a)
*31.2	CFO Certification pursuant to Rule 13a-14(a)
*32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*32.2	CFO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2017, and December 31, 2016, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, (v) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (vi) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith