Form 10-Q
period 2017-06-30
MGP INGREDIENTS INC
filed 2017-08-03
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or

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

16,715,939 shares of Common Stock, no par value as of July 27, 2017

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter Ended		Year to Date Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Sales	$87,892	$82,174	$179,237	$159,365
Less: excise taxes	2,139	1,782	6,315	2,138
Net sales	85,753	80,392	172,922	157,227
Cost of sales (a)	66,928	64,861	135,056	124,650
Gross profit	18,825	15,531	37,866	32,577
Selling, general and administrative expenses	8,311	6,404	15,960	12,725
Operating income	10,514	9,127	21,906	19,852
Equity method investment earnings (loss) (Note 2)	(819)	1,079	(348)	1,596
Interest expense, net	(379)	(328)	(710)	(639)
Income before income taxes	9,316	9,878	20,848	20,809
Income tax expense (Note 4)	2,947	3,570	5,801	7,442
Net income	$6,369	$6,308	$15,047	$13,367

Income attributable to participating securities	183	240	433	506
Net income attributable to common shareholders and used in EPS calculation (Note 5)	$6,186	$6,068	$14,614	$12,861

Share information:
Diluted weighted average common shares	16,745,679	16,617,857	16,727,305	16,612,416

Basic and diluted earnings per common share	$0.37	$0.37	$0.87	$0.77
Dividends and dividend equivalents per common share	$0.04	$—	$0.08	$0.08

(a)
Includes related party purchases of $9,180 and $6,698 for the quarters ended June 30, 2017 and 2016, respectively. Includes related party purchases of $18,425 and $12,939 for the year to date periods ended June 30, 2017 and 2016, respectively.

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter Ended		Year to Date Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income	$6,369	$6,308	$15,047	$13,367
Other comprehensive loss, net of tax:
Change in post-employment benefits	(38)	(18)	(77)	(35)
Change in equity method investments	(2)	(3)	(4)	$(3)
Other comprehensive loss	(40)	(21)	(81)	(38)
Comprehensive income	$6,329	$6,287	$14,966	$13,329

See accompanying notes to unaudited condensed consolidated financial statements

       MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	June 30, 2017	December 31, 2016
Current Assets
Cash and cash equivalents	$7,911	$1,569
Receivables (less allowance for doubtful accounts: June 30, 2017 - $24; December 31, 2016 - $24)	34,930	26,085
Inventory	85,551	78,858
Prepaid expenses	2,832	1,684
Refundable income taxes	3,131	2,705
Total current assets	134,355	110,901
Property and equipment	252,586	246,219
Less accumulated depreciation and amortization	(158,812)	(153,428)
Property and equipment, net	93,774	92,791
Equity method investments (Note 2)	11,152	18,934
Other assets	2,665	2,710
Total assets	$241,946	$225,336
Current Liabilities
Current maturities of long-term debt	$4,366	$4,359
Accounts payable	16,140	20,342
Accounts payable to affiliate, net	3,181	3,349
Accrued expenses	8,009	8,945
Total current liabilities	31,696	36,995
Long-term debt, less current maturities	14,034	16,218
Revolving credit facility	25,332	15,424
Deferred credits	2,568	2,978
Accrued retirement, health and life insurance benefits	3,415	3,604
Deferred income taxes	4,009	3,432
Other noncurrent liabilities	402	393
Total liabilities	81,456	79,044
Commitments and Contingencies (Note 6)
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 18,115,965 shares at June 30, 2017 and December 31, 2016, and 16,715,939 and 16,658,765 shares outstanding at June 30, 2017 and December 31, 2016, respectively	6,715	6,715
Additional paid-in capital	14,723	14,279
Retained earnings	156,325	142,652
Accumulated other comprehensive loss, net of tax	(454)	(373)
Treasury stock, at cost
Shares of 1,400,026 at June 30, 2017 and 1,457,200 at December 31, 2016	(16,823)	(16,985)
Total stockholders’ equity	160,490	146,292
Total liabilities and stockholders’ equity	$241,946	$225,336

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Year to Date Ended
	June 30, 2017	June 30, 2016
Cash Flows from Operating Activities
Net income	$15,047	$13,367
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization	5,554	5,983
Distribution received from equity method investee	7,131	3,300
Deferred income taxes, including change in valuation allowance	577	(749)
Share-based compensation	1,737	1,234
Equity method investment earnings	348	(1,596)
Other, net	—	(230)
Changes in Operating Assets and Liabilities:
Receivables, net	(8,845)	(3,328)
Inventory	(6,693)	(12,894)
Prepaid expenses	(1,148)	270
Accounts payable	(671)	(2,106)
Accounts payable to affiliate, net	(168)	196
Accrued expenses	(934)	(2,814)
Income taxes payable	(426)	57
Deferred credit	(410)	(348)
Accrued retirement health and life insurance benefits	(256)	(124)
Net cash provided by operating activities	10,843	218
Cash Flows from Investing Activities
Additions to plant, property and equipment	(9,933)	(6,088)
Return of equity method investment	299	—
Other, net	—	230
Net cash used in investing activities	(9,634)	(5,858)
Cash Flows from Financing Activities
Stock shares repurchased	(1,131)	—
Payment of dividends	(1,376)	(1,378)
Principal payments on long-term debt	(177)	(2,173)
Proceeds from credit facility	12,467	17,064
Payments on credit facility	(4,650)	(6,952)
Loan fees incurred with borrowings	—	(114)
Net cash provided by financing activities	5,133	6,447
Increase in cash and cash equivalents	6,342	807
Cash and cash equivalents, beginning of year	1,569	747
Cash and cash equivalents, end of period	$7,911	$1,554

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Capital Stock Preferred	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2016	$4	$6,715	$14,279	$142,652	$(373)	$(16,985)	$146,292
Comprehensive income:
Net income	—	—	—	15,047	—	—	15,047
Other Comprehensive loss	—	—	—	—	(81)	—	(81)
Dividends and dividend equivalents, net of estimated forfeitures	—	—	—	(1,374)	—	—	(1,374)
Share-based compensation	—	—	1,304	—	—	—	1,304
Stock shares awarded, forfeited, and/or vested	—	—	(860)	—	—	1,293	433
Stock shares repurchased	—	—	—	—	—	(1,131)	(1,131)
Balance, June 30, 2017	$4	$6,715	$14,723	$156,325	$(454)	$(16,823)	$160,490

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

These unaudited condensed consolidated financial statements as of and for the quarter ended June 30, 2017 should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission ("SEC").  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Use of Estimates.  The financial reporting policies of the Company conform to GAAP.  The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  The application of certain of these policies places significant demands on management’s judgment, with financial reporting results relying on estimation about the effects of matters that are inherently uncertain.  For all of these policies, management cautions that future events rarely develop as forecast, and estimates routinely require adjustment and may require material adjustment.

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

Inventories are stated at lower of cost or net realizable value on the first-in, first-out, or FIFO, method.  Inventory valuations are impacted by constantly changing prices paid for key materials, primarily corn. Inventory consists of the following:

	June 30, 2017	December 31, 2016
Finished goods	$14,474	$14,002
Barreled distillate (bourbon and whiskey)	56,383	50,941
Work in process	2,141	1,933
Raw materials	4,271	4,274
Maintenance materials	6,693	6,231
Other	1,589	1,477
Total	$85,551	$78,858

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

Sales include customer paid freight costs billed to customers for the quarters ended June 30, 2017 and 2016 of $3,463 and $3,939, respectively and $7,078 and $8,076 for the year to date periods ended June 30, 2017 and 2016, respectively.

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

Long-Lived Assets and Loss on Impairment of Assets.  Management reviews long-lived assets, mainly property and equipment assets, whenever events or circumstances indicate that usage may be limited and carrying values may not be fully recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are determined to be impaired, the impairment is measured by the amount by which the asset carrying value exceeds the estimated fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.  No events or conditions occurred during the quarter ended June 30, 2017 that required the Company to test its long-lived assets for impairment.

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

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $44,372 and $37,412 at June 30, 2017 and December 31, 2016, respectively. The financial statement carrying value of total debt was $43,732 (including unamortized loan fees of $485) and $36,001 (including unamortized loan fees of $576) at June 30, 2017 and December 31, 2016, respectively.  These fair values are considered Level 2 under the fair value hierarchy.

Recent Accounting Pronouncements.

In May 2017, the FASB issued Accounting Standards Update ("ASU") 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies what constitutes a modification of a share-based payment award. This ASU is effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The Company is evaluating the effect that ASU 2017-09 will have on its consolidated financial statements and related disclosures.

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

ASU Transition Updates.

In February 2016, the FASB issued ASU 2016-02, Leases, which aims to make leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. This ASU is effective for all interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements and related disclosures. At June 30, 2017, the Company had various machinery and equipment operating leases, as well as operating leases for 224 rail cars and one office space.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace numerous requirements in GAAP, including industry specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. In July 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard is effective for annual reporting periods beginning after December 15, 2017. The FASB will permit companies to adopt the new standard early, but not before the original effective date of annual reporting periods beginning after December 15, 2016.

In 2016, the Company established an implementation team consisting of internal and external representatives. The implementation team is in the process of assessing the impact the new standard will have on the consolidated financial statements and assessing the impact on individual contracts in the Company's revenue streams. The scoping for the assessment is complete and the testing of individual contracts is substantially complete, with a review and compilation of findings to follow. In addition, the implementation team is in the process of identifying, and will then implement, appropriate changes to business processes, systems and controls to support recognition and disclosure under the new standard. The implementation team will report findings and progress of the project to management and the Audit Committee on a frequent basis through the effective date. The Company will adopt the requirements of the new standard in the first quarter of 2018 and anticipates using the modified retrospective transition method. The Company has not yet determined the quantitative impact on its consolidated financial statements.

Note 2.  Equity Method Investments.

As of June 30, 2017, the Company’s investment accounted for using the equity method of accounting was a 30 percent interest in Illinois Corn Processing ("ICP"), which manufactures alcohol for fuel, industrial and beverage applications. Until December 23, 2016, the Company also had a 50 percent interest in D.M. Ingredients, GmbH, ("DMI"), which produced certain specialty starch and protein ingredients.

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

Refer to Note 10 for events occurring subsequent to the financial statement date for the quarter and year to date periods ended June 30, 2017 related to the Company's equity method investment in ICP.

Summary Financial Information (unaudited). Condensed financial information related to the Company’s non-consolidated equity method investment in ICP is shown below.

	Quarter Ended		Year to Date Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
ICP’s Operating results:
Net sales (a)	$39,677	$40,576	$78,062	$90,185
Cost of sales and expenses (b)	42,410	36,980	79,224	84,866
Net income	$(2,733)	$3,596	$(1,162)	$5,319

(a)
Includes related party sales to MGPI of $9,015 and $6,698 for the quarters ended June 30, 2017 and 2016, respectively. Includes related party sales to MGPI of $17,672 and $12,939 for the year to date periods ended June 30, 2017 and 2016, respectively.

(b)
Includes depreciation and amortization of $862 and $747 for the quarters ended June 30, 2017 and 2016, respectively. Includes depreciation and amortization of $1,720 and $1,482 for the year to date periods ended June 30, 2017 and 2016, respectively.

The Company’s equity method investment earnings (loss) from joint ventures, based on unaudited financial statements, is as follows:

	Quarter Ended		Year to Date Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
ICP (30% interest)	$(819)	$1,079	$(348)	$1,596
DMI (50% interest)(a)	—	—	—	—	(a)
	$(819)	$1,079	$(348)	$1,596

(a)	The Company's equity method investment in DMI ended on December 23, 2016, when it received a return of its investment.

The Company’s investment in joint ventures is as follows:

	June 30, 2017		December 31, 2016
ICP (30% interest)	$11,152	(a)	$18,934	(a)

(a) During the year to date periods ended June 30, 2017 and 2016, the Company received cash distributions from ICP of $7,430 and $3,300, respectively. The Company's portions of the cash distributions totaling $7,430, were recorded in the Condensed Consolidated Balance Sheets as cash and returns on investment. In the Condensed Consolidated Statements of Cash Flows, $7,131 of the cash distributions received in the year to date period ended June 30, 2017 was recorded as a return on investment. The balance of $299 was recorded as a return of investment because, since the inception of the investment, total dividends received exceeded total equity earnings by this amount (see Note 10). The cash distribution of $3,300 received in the year to date period ended June 30, 2016 was a return on investment.

Note 3.  Corporate Borrowings.

Indebtedness Outstanding:

Description(a)	June 30, 2017	December 31, 2016
Credit Agreement - Revolver, 3.262% (variable rate) due 2020	$25,817	$16,000
Credit Agreement - Fixed Asset Sub-Line term loan, 3.3005% (variable rate) due 2020	4,753	5,253
Credit Agreement - Term Loan, 3.3005% (variable rate) due 2020	11,500	13,000
Secured Promissory Note, 3.71% (variable rate) due 2022	2,147	2,324
Unamortized loan fees(b)	(485)	(576)
Total	$43,732	$36,001
Less current maturities of long term debt	(4,366)	(4,359)
Long-term debt	$39,366	$31,642

(a) Interest rates are as of June 30, 2017.
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

The Company was in compliance with the Credit Agreement covenants at June 30, 2017. The Company incurred no new loan fees related to the Credit Agreement during the quarter ended June 30, 2017. The unamortized balance of total loan fees related to the Credit Agreement was $485 at June 30, 2017 and is included in the carrying value of total debt on the Condensed Consolidated Balance Sheets as described above in the Fair Value of Financial Instruments section. The loan fees are being amortized over the life of the Credit Agreement.

The amount of borrowings which the Company may make is subject to borrowing base limitations adjusted for the Fixed Asset Sub-Line collateral as described in the Credit Agreement. As of June 30, 2017, the Company's total outstanding borrowings under the Credit Agreement were $42,070, comprised of $25,817 of revolver borrowing (including unamortized loan fees), $4,753 of fixed asset sub-line term loan borrowing, and $11,500 of term loan borrowing, leaving $49,431 available. The average interest rate for total borrowings of the Credit Agreement at June 30, 2017 was 3.28 percent.

Note 4. Income Taxes
Income tax expense for the quarter and year to date period ended June 30, 2017 was $2,947 and $5,801, for an effective tax rate for the quarter of 31.6 percent and for the year to date period of 27.8 percent. The effective tax rate differs from the 35 percent federal statutory rate on pretax income, primarily due to the impact of income tax benefits related to share-based compensation as accounted for in ASU 2016-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based

Payment Accounting, which was adopted by the Company during the quarter ended September 30, 2016, the domestic production activities deduction, and state tax planning, including state income tax credits in Indiana and Kansas. The Company updated its estimated annual effective tax rate to include the anticipated effects of the use of capital loss carryforwards and a release of the related $716 in valuation allowance for the quarter and year to date period ended June 30, 2017, resulting in a reduction of income tax expense of $364. This release was based upon the anticipated capital gain related to the Company’s sale of its 30 percent ownership interest in ICP (see Note 10). As of June 30, 2017, the Company has a remaining valuation allowance of $10 related to state net operating loss carry forwards in states in which the Company no longer files tax returns.

Income tax expense for the quarter and year to date period ended June 30, 2016, was $3,570 and $7,442, respectively, for an effective tax rate of 36.1 percent for the quarter and 35.8 percent for the year to date period. The primary reasons for the reduction in effective tax rate of 4.5 percentage points in the quarter ended June 30, 2017, are the state tax credits and the release of the valuation allowance. The primary reasons for the reduction in effective tax rate of 8.0 percentage points in the year to date period ended June 30, 2017, are the impact of ASU 2016-09 (see above), the state tax credits, and the release of the valuation allowance.

Note 5.  Dividends and Earnings per Share.

Dividend and dividend equivalent information for year to date periods ended June 30, 2017 and 2016 is detailed below:

Dividend and Dividend Equivalent Information (per Share and Unit)
Declaration date	Payment date	Declared	Paid	Total payment
2017
February 15, 2017	March 24, 2017	$0.04	$0.04	$688
May 2, 2017	June 9, 2017	0.04	0.04	688
		$0.08	$0.08	$1,376
2016
March 7, 2016	April 14, 2016	$0.08	$0.08	$1,378

The computations of basic and diluted earnings per share for the quarter and year to date periods ended June 30, 2017 and 2016 are as follows:

	Quarter Ended		Year to Date Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Operations:
Net income(a)	$6,369	$6,308	$15,047	$13,367
Income attributable to participating securities(b)	183	240	433	506
Net income attributable to common shareholders	$6,186	$6,068	$14,614	$12,861

Share information:
Basic and diluted weighted average common shares(c)	16,745,679	16,617,857	16,727,305	16,612,416

Basic and diluted earnings per share	$0.37	$0.37	$0.87	$0.77

(a)	Net income attributable to all shareholders.

(b)	At June 30, 2017 and 2016, participating securities included 497,492 and 525,986 nonvested restricted stock units, respectively, and 0 and 128,500 nonvested shares of restricted stock, respectively.

(c)	Under the two-class method, weighted average common shares at June 30, 2017 and 2016, exclude nonvested, participating securities of 497,492 and 654,486, respectively.

Note 6.  Commitments and Contingencies.

Commitments. Open purchase order commitments at June 30, 2017 related to raw materials and packaging used in the ordinary course of business were $60,079 extending out to June 2018. Open purchase order commitments at June 30, 2017 related to the purchase of capital assets were $3,843.

In 2015 and 2016, our Board of Directors approved a $29,000 major expansion in warehousing capacity on a 20-acre campus adjoining our current Lawrenceburg facility as part of the implementation of our five-year strategic plan to grow the whiskey category. As of June 30, 2017, we had incurred $22,725 of this approved investment amount.

Contingencies. There are various legal and regulatory proceedings involving the Company and its subsidiaries.  The Company accrues estimated costs for a contingency when management believes that a loss is probable and can be reasonably estimated.

•
On December 21, 2016, the U.S. Environmental Protection Agency (“EPA”) issued a Notice of Violation to the Company alleging the Company commenced construction of new aging warehouses for whiskey at its facility in Lawrenceburg, Indiana, without first applying for or obtaining a Clean Air Act permit and without adequately demonstrating to the EPA that emissions control equipment did not need to be installed to meet applicable air quality standards. The Company notes that neither EPA nor the State of Indiana have required emission control equipment for aging whiskey warehouses and, to our knowledge, no other whiskey distillers in the U.S. have been required to install emissions control equipment in their aging whiskey warehouses. No demand for a penalty has been made in connection with the Notice of Violation, but the Company believes it is probable that a penalty will be assessed. Although it is not possible to reasonably estimate a loss or range of loss at the date of this filing, the Company currently does not expect that the amount of any such penalty or related remedies would have a material adverse effect on the Company’s business, financial condition or results of operations.

•
A chemical release occurred at the Company's Atchison facility on October 21, 2016, which resulted in emissions venting into the air.  The Company reported the event to the EPA, the Occupational, Safety, and Health Administration ("OSHA"), and to Kansas and local authorities on that date, and is cooperating fully to investigate and ensure that all appropriate response actions are taken.  The Company has also engaged outside experts to assist the investigation and response.  The Company believes it is probable that a fine or penalty may be imposed by regulatory authorities, but it is currently unable to reasonably estimate the amount thereof for Kansas and local authorities since some investigations are not complete and could take several months up to a few years to complete.  Private plaintiffs have initiated, and additional private plaintiffs may initiate, legal proceedings for damages resulting from the emission, but the Company is currently unable to reasonably estimate the amount of any such damages that might result.  The Company's insurance is expected to provide coverage of any damages to private plaintiffs, subject to a deductible of $250, but certain regulatory fines or penalties may not be covered and there can be no assurance to the amount or timing of possible insurance recoveries if ultimately claimed by the Company.  There was no significant damage to the Company's Atchison plant as a result of this incident.  No other MGP facilities, including the distillery in Lawrenceburg, Indiana, were affected by this incident.

OSHA completed its investigation and, on April 19, 2017, issued its penalty to the Company in the amount of $138.  Management settled this assessment with OSHA in full for $75, which was paid on May 16, 2017. A portion, or all, of the penalty amount may be covered by insurance.

The EPA informed the Company on August 1, 2017, that it intends to seek civil penalties of approximately $250 in connection with its investigation, while offering the Company the opportunity to settle the matter prior to the EPA proceeding with a formal enforcement action. The Company is seeking a negotiated settlement with the EPA. Since negotiations are ongoing and EPA-proposed penalties are not material to the quarter ended June 30, 2017, the Company has not included an accrual in its results. A portion, or all, of the settled penalty amount may be covered by insurance.

•
The Alcohol and Tobacco Tax and Trade Bureau ("TTB") performed a federal excise tax audit of the Company’s subsidiaries, MGPI of Indiana, LLC and MGPI Processing, Inc., for the periods January 1, 2012 through July 31, 2015 and January 1, 2013 through July 31, 2015, respectively.  TTB informed the Company that it would be assessing a penalty as a result of the audit, and the Company offered a settlement for the penalty.  The settlement has been accepted in principle by the TTB and the amount expensed in the prior year was insignificant to the Company’s 2016 financial results.

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

As of June 30, 2017, 280,074 RSUs had been granted under the 2014 Plan, with 14,616 of those forfeited for termination of employment. 62,995 shares had been granted related to the Directors' Plan as of June 30, 2017 and 497,492 shares of unvested RSUs were outstanding under the Company’s active and inactive long-term incentive plans.

As of June 30, 2017, the estimated unaccrued amount of liability-classified awards yet to be granted in 2018, net of estimated forfeitures, was $1,268.

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

	Quarter Ended		Year to Date Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net Sales to Customers
Distillery products	$70,699	$66,740	$144,648	$130,582
Ingredient solutions	15,054	13,652	28,274	26,645
Total	85,753	80,392	172,922	157,227
Gross Profit
Distillery products	15,953	13,663	32,568	28,515
Ingredient solutions	2,872	1,868	5,298	4,062
Total	18,825	15,531	37,866	32,577
Depreciation and Amortization
Distillery products	2,125	1,957	4,171	4,475
Ingredient solutions	416	411	824	855
Corporate	275	310	559	653
Total	2,816	2,678	5,554	5,983
Income before Income Taxes
Distillery products	14,131	12,900	29,649	27,283
Ingredient solutions	2,269	1,148	4,074	2,750
Corporate	(7,084)	(4,170)	(12,875)	(9,224)
Total	$9,316	$9,878	$20,848	$20,809

The following table allocates assets to each segment:

	As of June 30, 2017	As of December 31, 2016
Identifiable Assets
Distillery products	$177,718	$161,059
Ingredient solutions	26,274	27,109
Corporate	37,954	37,168
Total	$241,946	$225,336

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

Note 10.  Subsequent Events.

•
On July 3, 2017, the Company completed the sale of its 30 percent equity ownership interest in ICP to Pacific Ethanol Central, LLC ("Pacific Ethanol") consistent with an Agreement and Plan of Merger ("Merger Agreement") entered into on June 26, 2017. Illinois Corn Processing Holdings, Inc., an affiliate of SEACOR Holdings, Inc., held the remaining equity in ICP that was also sold per the Merger Agreement.

The Company received total cash proceeds of $9,000 (before transaction expenses and taxes), as well as a secured promissory note ("Note") with a principal amount of $14,008, including the Company's portion of a favorable working capital adjustment. ICP is the obligor on the Note. The Note is secured by, among other things, all of the limited liability company interests issued by ICP, as well as all of the property and assets of ICP following the closing. The Note bears interest at LIBOR plus an applicable margin. The margin is 5% for the first three months the Note is outstanding, 8% for the next three months, and 10% at all times thereafter. The Note matures 18 months from the closing of the merger transaction. The Note may be prepaid without penalty or premium. The Note requires mandatory prepayment in certain circumstances as a result of the receipt of cash proceeds by the maker from the sale or other disposition of the property which is collateral under the Note. The Note includes customary representations and warranties and events of default.

The Merger Agreement also contemplated a special distribution of all of ICP’s cash and cash equivalents to equity owners prior to the closing. On June 28, 2017, the Company received $6,600 representing its 30 percent share of a dividend in the amount of $22,000 approved on June 26, 2017. The Company also received a smaller distribution of $830 on June 30, 2017 representing its 30 percent share of an additional distribution in the amount of $2,765.

•
On August 1, 2017, the Board of Directors declared a special dividend payable to stockholders of record as of August 18, 2017, of the Company's Common Stock, and a dividend equivalent payable to holders of RSUs as of August 18, 2017, of $.85 per share and per unit, payable on September 8, 2017. The total special dividend and dividend equivalent payment will be approximately $14,625.

•
On August 1, 2017, the Board of Directors declared a quarterly dividend payable to stockholders of record as of August 18, 2017, of the Company's Common Stock, and a dividend equivalent payable to holders of RSUs as of August 18, 2017, of $.04 per share and per unit, payable on September 11, 2017.

•	Refer to Note 6. for events occurring subsequent to the financial statement date related to the October 21, 2016, chemical release at the Company's Atchison facility.

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

RESULTS OF OPERATIONS

Consolidated results

The table below details the consolidated results for the quarters ended June 30, 2017 and 2016:

	Quarter Ended June 30,
	2017	2016	2017 v. 2016
Net sales	$85,753	$80,392	6.7%
Cost of sales	66,928	64,861	3.2
Gross profit	18,825	15,531	21.2
Gross margin %	22.0%	19.3%	2.7	pp(a)
SG&A expenses	8,311	6,404	29.8
Operating income	10,514	9,127	15.2
Operating margin %	12.3%	11.4%	0.9	pp
Equity method investment earnings (loss)	(819)	1,079	(175.9)
Interest expense	(379)	(328)	15.5
Income before income taxes	9,316	9,878	(5.7)
Income tax expense	2,947	3,570	(17.5)
Effective tax expense rate %	31.6%	36.1%	(4.5)	pp
Net income	$6,369	$6,308	1.0%
Net income margin %	7.4%	7.8%	(0.4)	pp
(a) Percentage points ("pp").

Net sales - Net sales for the quarter ended June 30, 2017 were $85,753, an increase of 6.7 percent compared to the year ago quarter, which was the result of increased net sales in both segments. Within the distillery segment, net sales were up 5.9 percent. Driven by strong demand, net sales of higher margin premium beverage alcohol products increased 15.2 percent, partially offset by declines in industrial alcohol net sales, which resulted in an increase in total food grade alcohol net sales of 7.0 percent. Warehouse services revenue related to the storage of barreled whiskey also increased, while lower margin distillers feed and related co-products net sales declined. Within the ingredient solutions segment, net sales were up 10.3 percent. Net sales of specialty wheat starches, specialty wheat proteins, and commodity wheat starch increased, while net sales of commodity wheat protein decreased (see Segment Results below).

Gross profit - Gross profit for the quarter ended June 30, 2017 was $18,825, an increase of 21.2 percent compared to the quarter ended June 30, 2016. The increase was driven by an increase in gross profit in both segments. In the distillery products segment, gross profit grew by $2,290, or 16.8 percent. In the ingredient solutions segment, gross profit grew by $1,004, or 53.7 percent (see Segment Results below).

SG&A expenses - SG&A expenses for the quarter ended June 30, 2017 were $8,311, an increase of 29.8 percent compared to the quarter ended June 30, 2016. The increase in SG&A was primarily due to an increase in professional fees, advertising and promotion, and personnel costs.

Operating income - Operating income for the quarter ended June 30, 2017 increased to $10,514 from $9,127 for the quarter ended June 30, 2016, due to gross profit growth in both our distillery products and ingredient solutions segments, partially offset by an increase in SG&A expenses.

Operating income quarter-versus-quarter	Operating Income	Change
Operating income for the quarter ended June 30, 2016	$9,127
Increase in gross profit - distillery products segment(a)	2,290	25.1	pp(b)
Increase in gross profit - ingredient solutions segment(a)	1,004	11.0	pp
Increase in SG&A expenses	(1,907)	(20.9)	pp
Operating income for the quarter ended June 30, 2017	$10,514	15.2%
(a) See segment discussion.
(b) Percentage points ("pp").

Equity method investment earnings - Our equity method investment earnings (loss) decreased to a loss of $819 for the quarter ended June 30, 2017, from earnings of $1,079 for the quarter ended June 30, 2016 (see Note 2). The decrease in earnings was primarily due to ICP's lower overall sales volume and average selling price, as well as an increase in selling, general, and administrative expenses including legal fees related to the July 3, 2017, sale transaction (see Note 10).

Income tax expense - Income tax expense for the quarter ended June 30, 2017 was $2,947, for an effective tax rate for the quarter of 31.6 percent. Income tax expense for the quarter ended June 30, 2016 was $3,570, for an effective tax rate for the quarter of 36.1 percent. The primary reasons for the 4.5 percentage point decrease in our effective tax rate quarter-versus-quarter are higher state tax credits and a release of the valuation allowance related to the effect of the anticipated utilization of capital loss carryforwards on the estimated annual effective tax rate (Note 4).

Earnings per share - Earnings per share was $0.37 for the quarter ended June 30, 2017 compared to $0.37 for the quarter ended June 30, 2016. Earnings per share was consistent, primarily due to improved performance from operations and a lower tax rate, offset by a decrease in equity method investment earnings.

Change in basic and diluted earnings per share quarter-versus-quarter	Basic and Diluted EPS	Change
Basic and diluted earnings per share for the quarter ended June 30, 2016	$0.37
Change in operations(a)	0.06	16.2	pp(b)
Change in equity method investments(a)	(0.07)	(18.9)	pp
Tax: Valuation allowance release	0.01	2.7	pp
Tax: State tax credits	0.01	2.7	pp
Tax: Change in effective tax rate (excluding tax items above)	(0.01)	(2.7)	pp
Basic and diluted earnings per share for the quarter ended June 30, 2017	$0.37	—%

(a)	Changes are net of tax based on the effective tax rate for the base year (2016).

(b)	Percentage points ("pp").

The table below details the consolidated results for the year to date periods ended June 30, 2017 and 2016:

	Year to date ended June 30,
	2017	2016	2017 v. 2016
Net sales	$172,922	$157,227	10.0%
Cost of sales	135,056	124,650	8.3
Gross profit	37,866	32,577	16.2
Gross margin %	21.9%	20.7%	1.2	pp(a)
SG&A expenses	15,960	12,725	25.4
Operating income	21,906	19,852	10.3
Operating margin %	12.7%	12.6%	0.1	pp
Equity method investment earnings (loss)	(348)	1,596	(121.8)
Interest expense	(710)	(639)	11.1
Income before income taxes	20,848	20,809	0.2
Income tax expense	5,801	7,442	(22.1)
Effective tax expense rate %	27.8%	35.8%	(8.0)	pp
Net income	$15,047	$13,367	12.6%
Net income margin %	8.7%	8.5%	0.2	pp
(a) Percentage points ("pp").

Net sales - Net sales for the year to date period ended June 30, 2017 were $172,922, an increase of 10.0 percent compared to the year ago period, which was the result of increased net sales in both segments. Within the distillery segment, net sales were up 10.8 percent. Driven by strong demand, net sales of higher margin premium beverage alcohol products increased 22.6 percent, partially offset by declines in industrial alcohol net sales, which resulted in an increase in total food grade alcohol net sales of 13.0 percent. Warehouse services revenue related to the storage of barreled whiskey also increased, while lower margin distillers feed and related co-products net sales declined. Within the ingredient solutions segment, net sales were up 6.1 percent. Specialty wheat starches, commodity wheat starch, and commodity wheat protein increased, while net sales of specialty wheat proteins decreased (see Segment Results below).

Gross profit - Gross profit for the year to date period ended June 30, 2017 was $37,866, an increase of 16.2 percent compared to the year to date period ended June 30, 2016. The increase was driven by an increase in gross profit in both segments. In the distillery products segment, gross profit grew by $4,053, or 14.2 percent. In the ingredient solutions segment, gross profit grew by $1,236, or 30.4 percent (see Segment Results below).

SG&A expenses - SG&A expenses for the year to date period ended June 30, 2017 were $15,960, an increase of 25.4 percent compared to the year to date period ended June 30, 2016. The increase in SG&A was primarily due to an increase in personnel costs, advertising and promotion, and professional fees.

Operating income - Operating income for the year to date period ended June 30, 2017 increased to $21,906 from $19,852 for the year to date period ended June 30, 2016 due to gross profit growth in both our distillery products and ingredient solutions segments, partially offset by an increase in SG&A expenses.

Operating income year to date-versus-year to date	Operating Income	Change
Operating income for the year to date period ended June 30, 2016	$19,852
Increase in gross profit - distillery products segment(a)	4,053	20.4	pp(b)
Increase in gross profit - ingredient solutions segment(a)	1,236	6.2	pp
Increase in SG&A expenses	(3,235)	(16.3)	pp
Operating income for the year to date period ended June 30, 2017	$21,906	10.3%
(a) See segment discussion.
(b) Percentage points ("pp").

Equity method investment earnings - Our equity method investment earnings (loss) decreased to a loss of $348 for the year to date period ended June 30, 2017, from earnings of $1,596 for the year to date period ended June 30, 2016 (see Note 2). The decrease in earnings was primarily due to ICP's lower overall sales volume and average selling price, as well as an increase in selling, general, and administrative expenses including legal fees related to the July 3, 2017, sale transaction (see Note 10).

Income tax expense - Income tax expense for the year to date period ended June 30, 2017 was $5,801, for an effective tax rate for the year to date period of 27.8 percent. Income tax expense for the year to date period ended June 30, 2016 was $7,442, for an effective tax rate for the year to date period of 35.8 percent. The primary reasons for the 8.0 percentage point decrease in our effective tax rate period-versus-period are the impact of share based compensation as accounted for in ASU 2016-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, higher state tax credits, and a release of the valuation allowance related to the effect of the anticipated utilization of capital loss carryforwards on the estimated annual effective tax rate (Note 4).

Earnings per share - Earnings per share increased to $0.87 in the year to date period ended June 30, 2017 from $0.77 in the year to date period ended June 30, 2016, primarily due to improved performance from operations and a lower tax rate, partially offset by a decrease in equity method investment earnings and an increase in weighted average shares outstanding.

Change in basic and diluted earnings per share year to date period-versus-year to date period	Basic and Diluted EPS	Change
Basic and diluted earnings per share for the year to date period ended June 30, 2016	$0.77
Change in operations(a)	0.08	10.4	pp(b)
Change in equity method investments(a)	(0.08)	(10.4)	pp
Change in weighted average shares outstanding	(0.01)	(1.3)	pp
Tax: Current effect of ASU 2016-09	0.07	9.1	pp
Tax: Valuation allowance release	0.02	2.6	pp
Tax: State tax credits	0.02	2.6	pp
Basic and diluted earnings per share for the year to date period ended June 30, 2017	$0.87	13.0%

(a)	Changes are net of tax based on the effective tax rate for the base year (2016).

(b)	Percentage points ("pp").

SEGMENT RESULTS

Distillery Products

The following table shows selected financial information for our distillery products segment for the quarters ended June 30, 2017 and 2016.

	PRODUCT GROUP NET SALES
	Quarter Ended June 30,		Quarter-versus-Quarter Net Sales Change Increase / (Decrease)			Quarter-versus-Quarter Volume Increase / (Decrease)
	2017	2016	$ Change	% Change		% Change
	Amount	Amount
Premium beverage alcohol	$42,287	$36,710	$5,577	15.2%
Industrial alcohol	19,342	20,896	(1,554)	(7.4)
Food grade alcohol(a)	$61,629	$57,606	$4,023	7.0
Fuel grade alcohol(a)	1,767	1,713	54	3.2
Distillers feed and related co-products	4,732	5,415	(683)	(12.6)
Warehouse services	2,571	2,006	565	28.2
Total distillery products	$70,699	$66,740	$3,959	5.9%		4.1%	(a)

	Other Financial Information
	Quarter Ended June 30,		Quarter-versus-Quarter Increase / (Decrease)
	2017	2016	$ Change	% Change

Gross profit	$15,953	$13,663	$2,290	16.8%
Gross margin %	22.6%	20.5%		2.1	pp(b)

(a) Volume change for alcohol products.
(b) Percentage points ("pp").

Driven by strong demand, net sales of higher margin premium beverage alcohol products within food grade alcohol increased 15.2 percent over the year-ago quarter, while lower margin industrial alcohol product net sales decreased 7.4 percent, resulting in an overall food grade alcohol net sales increase of $4,023, or 7.0 percent. Declines in net sales of distillers feed and related co-products were partially offset by an increase in warehouse services revenue, generated by increased storage of customer barrels of whiskey, and an increase in net sales of fuel grade alcohol products.
Gross profit increased quarter-versus-quarter by $2,290, or 16.8 percent. Gross margin for the quarter ended June 30, 2017 increased to 22.6 percent from 20.5 percent for the prior year quarter. The improvement in gross profit was primarily due to increased sales of higher margin premium beverage alcohol products, a decline in input costs, and an increase in warehouse services revenue. These gains were partially offset primarily by lower gross profit on distillers feed and related co-products.

Distillery Products

The following table shows selected financial information for our distillery products segment for the year to date periods ended June 30, 2017 and 2016.

	PRODUCT GROUP NET SALES
	Year to date ended June 30,		Period-versus-Period Net Sales Change Increase / (Decrease)			Period-versus-Period Volume Increase / (Decrease)
	2017	2016	$ Change	% Change		% Change
	Amount	Amount
Premium beverage alcohol	$87,926	$71,703	$16,223	22.6%
Industrial alcohol	38,465	40,109	(1,644)	(4.1)
Food grade alcohol(a)	$126,391	$111,812	$14,579	13.0
Fuel grade alcohol(a)	3,409	3,568	(159)	(4.5)
Distillers feed and related co-products	9,654	11,195	(1,541)	(13.8)
Warehouse services	5,194	4,007	1,187	29.6
Total distillery products	$144,648	$130,582	$14,066	10.8%		10.8%	(a)

	Other Financial Information
	Year to date ended June 30,		Period-versus-Period Increase / (Decrease)
	2017	2016	$ Change	% Change

Gross profit	$32,568	$28,515	$4,053	14.2%
Gross margin %	22.5%	21.8%		0.7	pp(b)

(a) Volume change for alcohol products.
(b) Percentage points ("pp").

Driven by strong demand, net sales of higher margin premium beverage alcohol products within food grade alcohol increased 22.6 percent over the year-ago period, while lower margin industrial alcohol product net sales decreased 4.1 percent, resulting in an overall food grade alcohol net sales increase of $14,579, or 13.0 percent. Declines in net sales of distillers feed and related co-products and fuel grade alcohol products were partially offset by an increase in warehouse services revenue, generated by increased storage of customer barrels of whiskey.
Gross profit increased period-versus-period by $4,053, or 14.2 percent. Gross margin for the year to date period ended June 30, 2017 increased to 22.5 percent from 21.8 percent for the prior year period. The improvement in gross profit was primarily due to increased sales of higher margin premium beverage alcohol products, a decline in input costs, and an increase in warehouse services revenue. These gains were partially offset primarily by lower gross profit on distillers feed and related co-products.

Ingredient Solutions

The following table shows selected financial information for our ingredient solutions segment for the quarters ended June 30, 2017 and 2016.

	PRODUCT GROUP NET SALES
	Quarter Ended June 30,		Quarter-versus-Quarter Net Sales Change Increase / (Decrease)			Quarter-versus-Quarter Volume Increase / (Decrease)
	2017	2016	$ Change	% Change		% Change
	Amount	Amount
Specialty wheat starches	$7,411	$6,750	$661	9.8%
Specialty wheat proteins	5,224	4,782	442	9.2
Commodity wheat starch	2,266	1,915	351	18.3
Commodity wheat protein	153	205	(52)	(25.4)
Total ingredient solutions	$15,054	$13,652	$1,402	10.3%		12.5%

	Other Financial Information
	Quarter Ended June 30,		Quarter-versus-Quarter Increase / (Decrease)
	2017	2016	$ Change	% Change

Gross profit	$2,872	$1,868	$1,004	53.7%
Gross margin %	19.1%	13.7%		5.4	pp(a)

(a) Percentage points ("pp").

Total ingredient solutions net sales for the quarter ended June 30, 2017 increased by $1,402, or 10.3 percent, compared to the prior year quarter. This increase was primarily driven by increased net sales of specialty wheat starches, specialty wheat proteins, and commodity wheat starch, partially offset by decreased net sales of commodity wheat protein, quarter-versus-quarter.
Gross profit increased quarter-versus-quarter by $1,004, or 53.7 percent. Gross margin for the quarter ended June 30, 2017 increased to 19.1 percent from 13.7 percent for the prior year quarter. The improvement in gross profit was primarily due to decreased input costs and higher net sales volumes of specialty wheat starches and proteins.

Ingredient Solutions

The following table shows selected financial information for our ingredient solutions segment for the year to date periods ended June 30, 2017 and 2016.

	PRODUCT GROUP NET SALES
	Year to date ended June 30,		Period-versus-Period Net Sales Change Increase / (Decrease)			Period-versus-Period Volume Increase / (Decrease)
	2017	2016	$ Change	% Change		% Change
	Amount	Amount
Specialty wheat starches	$13,818	$12,926	$892	6.9%
Specialty wheat proteins	9,603	9,772	(169)	(1.7)
Commodity wheat starch	4,354	3,527	827	23.4
Commodity wheat protein	499	420	79	18.8
Total ingredient solutions	$28,274	$26,645	$1,629	6.1		14.1%

	Other Financial Information
	Year to date ended June 30,		Period-versus-Period Increase / (Decrease)
	2017	2016	$ Change	% Change

Gross profit	$5,298	$4,062	$1,236	30.4%
Gross margin %	18.7%	15.2%		3.5	pp(a)

(a) Percentage points ("pp").

Total ingredient solutions net sales for the year to date period ended June 30, 2017 increased by $1,629, or 6.1 percent, compared to the prior year period. This increase was primarily driven by increased net sales of specialty wheat starches, commodity wheat starch and commodity wheat protein, partially offset by decreased net sales of specialty wheat proteins, period-versus-period.
Gross profit increased period-versus-period by $1,236, or 30.4 percent. Gross margin for the period ended June 30, 2017 increased to 18.7 percent from 15.2 percent for the prior year period. The improvement in gross profit was primarily due to decreased input costs, partially offset by a lower average selling price.

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

Operating Cash Flow

Cash provided by operations increased $10,625 to $10,843 for the year to date period ended June 30, 2017, from $218 for the year to date period ended June 30, 2016. This improvement in operating cash flow was primarily the result of net cash inflows related to net income, after giving effect to adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, distribution received from equity method investee, deferred income taxes, including change in valuation allowance, share-based compensation, and equity method investment earnings), the changes in inventory, accounts payable, and accrued expenses, partially offset by cash outflows related to the changes in receivables, net, and prepaid expenses.

Increases to Operating Cash Flow. Net income, after giving effect to adjustments to reconcile net income to net cash provided by operating activities, increased by $9,085, to $30,394 for the year to date period ended June 30, 2017 from $21,309 for the year to date period ended June 30, 2016. This increase over the prior year to date period was primarily due to a net income increase of $1,680, an increase in distribution received from equity method investee of $3,831, and increase in deferred income taxes, including change in valuation allowance of $1,326, and a decrease in equity method investment earnings of $1,944. Inventory increased $6,693 for the year to date period ended June 30, 2017, compared to an increase of $12,894 for the year to date period ended June 30, 2016. The $6,201 change was primarily due to a lower increase of barreled distillate inventory period-versus-period. The change in barreled distillate inventories for the year to date period ended June 30, 2017, was $5,442 compared to $12,012 for the year to date period ended June 30, 2016. Accounts payable decreased $671 for the year to date period ended June 30, 2017, compared to a decrease of $2,106 for the year to date period ended June 30, 2016. The $1,435 change was primarily due to the timing of cash disbursements related to operating expenses and capital expenditures. Accrued expenses decreased $934 for the year to date period ended June 30, 2017, compared to a decrease of $2,814 for the year to date period ended June 30, 2016. The $1,880 change was primarily due to decreases in incentive compensation accruals in the prior year period.

Decreases to Operating Cash Flow. Receivables, net, increased $8,845 for the year to date period ended June 30, 2017 compared to an increase of $3,328 for the year to date period ended June 30, 2016. The resulting $5,517 change was primarily due to increased net sales in the year to date period ended June 30, 2017 compared to the year to date period ended June 30, 2016 and the timing of collections. Prepaid expenses increased $1,148 for the year to date period ended June 30, 2017 compared to a decrease of $270 for the year to date period ended June 30, 2016. The resulting $1,418 change was primarily due to the timing of vendor invoices.

Investing Cash Flow

Net cash flow used in investing activities increased $3,776 to $9,634 for the year to date period ended June 30, 2017 from $5,858 for the year to date period ended June 30, 2016.

Capital Spending. We manage capital spending to support our business growth plans. Investments in plant, property and equipment were $9,933 and $6,088, respectively, for the year to date periods ended June 30, 2017 and 2016. Adjusted for the change in capital expenditures in accounts payable for the year to date periods ended June 30, 2017 and 2016 of $(3,532) and $2,148, respectively, total capital expenditures were $6,401 and $8,236, respectively. We expect approximately $22,000 in capital expenditures in 2017 for facility improvement and expansion (including warehouse expansion), facility sustenance projects, and environmental health and safety projects.

In 2015 and 2016, our Board of Directors approved a $29,000 major expansion in warehousing capacity on a 20-acre campus adjoining our current Lawrenceburg facility as part of the implementation of our five-year strategic plan to grow the whiskey category. As of June 30, 2017, we had incurred $22,725 of this approved investment amount.

Financing Cash Flow
Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including brand development and share repurchase activities) and the overall cost of capital. Total debt was $43,732 (net of unamortized loan fees of $485) at June 30, 2017 and $36,001 (net of unamortized loan fees of $576) at December 31, 2016. During the year to date periods ended June 30, 2017 and 2016, we had net borrowings of $7,817, and $10,112, respectively, on our Credit Agreement (see Note 3). Our payments on long-term debt totaled $177 and $2,173 for year to date periods ended June 30, 2017 and 2016, respectively.

Dividends and Dividend Equivalents. On May 2, 2017, the Board of Directors declared a quarterly dividend payable to stockholders of record as of May 15, 2017, of the Company's Common Stock, and a dividend equivalent payable to holders of RSUs as of May 15, 2017, of $0.04 per share and per unit. The total payment of $688, comprised of dividend payments of $668 and dividend equivalent payments of $20 (excluding estimated forfeitures), was paid on June 9, 2017.

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
At June 30, 2017, our current assets exceeded our current liabilities by $102,659 largely due to our inventories of $85,551. At June 30, 2017 our cash balance was $7,911 and we have used our Credit Agreement for liquidity purposes, with $49,431 remaining for additional borrowings. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. On September 8, 2017, we expect to fund a special dividend of approximately $14,625 with cash dividends and cash proceeds totaling $16,430 (before transaction expenses and taxes) received in June and July 2017 related to the sale of our 30 percent equity interest in ICP (see Note 10). We regularly assesses our cash needs and the available sources to fund these needs. We utilize short- and long-term debt to fund discretionary items, such as capital investments and share repurchases. In addition, we have strong operating results such that financial institutions, if needed, should provide sufficient credit funding to meet short-term financing requirements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Certain commodities we use in our production process are exposed to market price risk due to volatility in the prices for those commodities. Our multi-year grain supply agreements for our Lawrenceburg and Atchison facilities permit us to purchase grain for delivery up to 12 months into the future at negotiated prices.  The pricing for contracts is based on a formula using several factors.  We have determined that the firm commitments to purchase grain under the terms of the supply agreements meet the normal purchases and sales exception as defined under Accounting Standards Codification ("ASC") 815,  Derivatives and Hedging, and have excluded the fair value of these commitments from recognition within our consolidated financial statements until the actual contracts are physically settled.

Our production process also involves the use of wheat flour and natural gas. The contracts for wheat flour and natural gas range from monthly contracts to multi-year supply agreements and permit us to purchase wheat flour and natural gas for delivery up to 12 months into the future at negotiated prices. Because the quantities involved are for amounts to be consumed within the normal expected production process, we have determined that the contracts meet the criteria for the normal purchases and sales exception and have excluded the fair value of these commitments from recognition within our consolidated financial statements until the actual contracts are physically settled.

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

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on weighted average outstanding borrowings at June 30, 2017, a 100 basis point increase over the non-default rates actually in effect at such date would increase our interest expense on an annualized basis by $422.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. As of the quarter ended June 30, 2017, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There has been no change in the Company’s internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

Risk Factors are described in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2016. The following are changes thereto during the quarter ended June 30, 2017.
RISKS SPECIFIC TO OUR INGREDIENT SOLUTIONS SEGMENT

Products competing with our Fibersym® resistant starch could lead to a decrease in sales volume or pricing, a decrease in margins and lower profitability.

Our patent rights to Fibersym® expired on June 6, 2017. We face competition with our Fibersym® resistant starch. The competition could lead to diminished returns and lower our margins. This factor could result in significant costs and could have a material adverse effect on our business, cash flows and financial results.
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
The FDA announced on June 13, 2017, its intention to extend the compliance date of the new food labeling rules published on May 27, 2016 (see above). While the FDA will provide details of the extension through a Federal Register Notice at a later time, management expects it to be a significant extension, which mitigates the risk to ingredient solutions segment operating results described in the above paragraph for as long as the FDA extends compliance.
ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no unregistered sale of equity securities during the quarter ended June 30, 2017.

ISSUER PURCHASES OF EQUITY SECURITIES

	(1) Total Number of Shares (or Units) Purchased	(2) Average Price Paid per Share (or Unit)	(3) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(4) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 through April 30, 2017	—	—	—
May 1, 2017 through May 30, 2017	—	—	—
June 1, 2017 through June 30, 2017	—	—	—
Total	—		—

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
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2017, and December 31, 2016, (ii) Condensed Consolidated Statements of Income for the six months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the six months ended June 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, (v) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (vi) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date:	August 3, 2017	By	/s/ Augustus C. Griffin
Augustus C. Griffin, President and Chief Executive Officer

Date:	August 3, 2017	By	/s/ Thomas K. Pigott
Thomas K. Pigott, Vice President, Finance and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibit
*31.1	CEO Certification pursuant to Rule 13a-14(a)
*31.2	CFO Certification pursuant to Rule 13a-14(a)
*32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*32.2	CFO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2017, and December 31, 2016, (ii) Condensed Consolidated Statements of Income for the six months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the six months ended June 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, (v) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (vi) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith