Form 10-Q
period 2017-09-30
MGP INGREDIENTS INC
filed 2017-11-02
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or

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

16,724,736 shares of Common Stock, no par value as of October 26, 2017

METHOD OF PRESENTATION

Throughout this Report, when we refer to "the Company," "MGP," "we," "us," "our," and words of similar import, we are referring to the combined business of MGP Ingredients, Inc. and its consolidated subsidiaries, except to the extent that the context otherwise indicates. In this document, for any references to Note 1 through Note 9, refer to the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1.

All amounts in this report, except for share, par values, bushels, gallons, pounds, mmbtu, proof gallons, per share, per bushel, per gallon, per proof gallon and percentage amounts, are shown in thousands unless otherwise noted.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter Ended		Year to Date Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Sales	$87,852	$83,711	$267,089	$243,076
Less: excise taxes	1,519	3,820	7,834	5,958
Net sales	86,333	79,891	259,255	237,118
Cost of sales (a)	67,708	64,770	202,764	189,420
Gross profit	18,625	15,121	56,491	47,698
Selling, general and administrative expenses	8,154	6,981	24,114	19,706
Other operating income, net	—	(3,385)	—	(3,385)
Operating income	10,471	11,525	32,377	31,377
Gain on sale of equity method investment (Note 2)	11,381	—	11,381	—
Equity method investment earnings (loss) (Note 2)	—	664	(348)	2,260
Interest expense, net	(224)	(341)	(934)	(980)
Income before income taxes	21,628	11,848	42,476	32,657
Income tax expense (Note 4)	7,491	2,316	13,292	9,758
Net income	$14,137	$9,532	$29,184	$22,899

Income attributable to participating securities	414	294	806	711
Net income attributable to common shareholders and used in EPS calculation (Note 5)	$13,723	$9,238	$28,378	$22,188

Share information:
Diluted weighted average common shares	16,751,346	16,653,717	16,735,378	16,626,024

Basic and diluted earnings per common share	$0.82	$0.55	$1.70	$1.33
Dividends and dividend equivalents per common share	$0.89	$0.02	$0.97	$0.10

(a)
Includes related party purchases of $0 and $6,700 for the quarters ended September 30, 2017 and 2016, respectively. Includes related party purchases of $18,425 and $19,639 for the year to date periods ended September 30, 2017 and 2016, respectively.

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter Ended		Year to Date Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income	$14,137	$9,532	$29,184	$22,899
Other comprehensive loss, net of tax:
Change in post-employment benefits	(39)	(17)	(120)	(52)
Change in equity method investments	—	—	—	(4)
Other comprehensive loss	(39)	(17)	(120)	(56)
Comprehensive income	$14,098	$9,515	$29,064	$22,843

See accompanying notes to unaudited condensed consolidated financial statements

       MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	September 30, 2017	December 31, 2016
Current Assets
Cash and cash equivalents	$7,113	$1,569
Receivables (less allowance for doubtful accounts: September 30, 2017 - $24; December 31, 2016 - $24)	37,451	26,085
Inventory	89,652	78,858
Prepaid expenses	2,508	1,684
Refundable income taxes	233	2,705
Total current assets	136,957	110,901
Property and equipment	255,974	246,219
Less accumulated depreciation and amortization	(161,540)	(153,428)
Property and equipment, net	94,434	92,791
Equity method investments (Note 2)	—	18,934
Other assets	2,626	2,710
Total assets	$234,017	$225,336
Current Liabilities
Current maturities of long-term debt	$368	$4,359
Accounts payable	20,710	20,342
Accounts payable to affiliate, net	—	3,349
Accrued expenses	9,715	8,945
Total current liabilities	30,793	36,995
Long-term debt, less current maturities	21,496	16,218
Revolving credit facility	12,296	15,424
Deferred credits	2,361	2,978
Accrued retirement, health and life insurance benefits	3,381	3,604
Deferred income taxes	3,788	3,432
Other noncurrent liabilities	465	393
Total liabilities	74,580	79,044
Commitments and Contingencies (Note 6)
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 18,115,965 shares at September 30, 2017 and December 31, 2016, and 16,723,696 and 16,658,765 shares outstanding at September 30, 2017 and December 31, 2016, respectively	6,715	6,715
Additional paid-in capital	14,961	14,279
Retained earnings	155,175	142,652
Accumulated other comprehensive loss, net of tax	(493)	(373)
Treasury stock, at cost
Shares of 1,392,269 at September 30, 2017 and 1,457,200 at December 31, 2016	(16,925)	(16,985)
Total stockholders’ equity	159,437	146,292
Total liabilities and stockholders’ equity	$234,017	$225,336

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Year to Date Ended
	September 30, 2017	September 30, 2016
Cash Flows from Operating Activities
Net income	$29,184	$22,899
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization	8,441	8,610
Distributions received from equity method investee	7,131	3,300
Gain on property insurance recoveries	—	(230)
Gain on sale of assets	—	(871)
Deferred income taxes, including change in valuation allowance	356	(1,216)
Share-based compensation	2,130	1,538
Gain on sale of equity method investment	(11,381)	—
Equity method investment (earnings) loss	348	(2,260)
Changes in Operating Assets and Liabilities:
Receivables, net	(11,366)	(6,504)
Inventory	(10,794)	(16,910)
Prepaid expenses	(824)	283
Accounts payable	4,193	(3,340)
Accounts payable to affiliate, net	(3,349)	193
Accrued expenses	790	(2,241)
Income taxes payable	2,472	(642)
Deferred credit	(617)	(223)
Accrued retirement health and life insurance benefits	(267)	(542)
Net cash provided by operating activities	16,447	1,844
Cash Flows from Investing Activities
Additions to plant, property and equipment	(13,630)	(12,666)
Return of equity method investment	22,832	—
Proceeds from property insurance recoveries	14	230
Proceeds from sale of property and other	—	1,208
Net cash provided by (used in) investing activities	9,216	(11,228)
Cash Flows from Financing Activities
Stock shares repurchased	(1,377)	(1,518)
Payment of dividends	(16,692)	(1,722)
Proceeds on long-term debt	20,000	—
Principal payments on long-term debt	(268)	(2,259)
Proceeds from credit facility	20,580	23,408
Payments on credit facility	(41,985)	(9,158)
Loan fees incurred with borrowings	(377)	(114)
Net cash provided by (used in) financing activities	(20,119)	8,637
Increase (Decrease) in cash and cash equivalents	5,544	(747)
Cash and cash equivalents, beginning of year	1,569	747
Cash and cash equivalents, end of period	$7,113	$—
See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Capital Stock Preferred	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2016	$4	$6,715	$14,279	$142,652	$(373)	$(16,985)	$146,292
Comprehensive income:
Net income	—	—	—	29,184	—	—	29,184
Other Comprehensive loss	—	—	—	—	(120)	—	(120)
Dividends and dividend equivalents, net of estimated forfeitures	—	—	—	(16,661)	—	—	(16,661)
Share-based compensation	—	—	1,686	—	—	—	1,686
Stock shares awarded, forfeited, and/or vested	—	—	(1,004)	—	—	1,437	433
Stock shares repurchased	—	—	—	—	—	(1,377)	(1,377)
Balance, September 30, 2017	$4	$6,715	$14,961	$155,175	$(493)	$(16,925)	$159,437

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

Basis of Presentation and Principles of Consolidation. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements as of and for the quarter ended September 30, 2017 should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission ("SEC").  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Inventories are stated at lower of cost or net realizable value on the first-in, first-out, or FIFO, method.  Inventory valuations are impacted by constantly changing prices paid for key materials, primarily corn. Inventory consists of the following:

	September 30, 2017	December 31, 2016
Finished goods	$16,236	$14,002
Barreled distillate (bourbon and whiskey)	58,582	50,941
Work in process	2,006	1,933
Raw materials	4,245	4,274
Maintenance materials	7,033	6,231
Other	1,550	1,477
Total	$89,652	$78,858

Equity Method Investments.  The Company accounted for its investments in non-consolidated subsidiaries under the equity method of accounting when the Company had significant influence, but did not have more than 50 percent voting control, and was not considered the primary beneficiary.  Under the equity method of accounting, the Company reflected its investment in non-consolidated subsidiaries within the Company’s Condensed Consolidated Balance Sheets as Equity method investments; the Company’s share of the earnings or losses of the non-consolidated subsidiaries were reflected as Equity method investment earnings in the Condensed Consolidated Statements of Income.

The Company reviewed its investments in non-consolidated subsidiaries for impairment whenever events or changes in business circumstances indicated that the carrying amount of the investments may not be fully recoverable. Evidence of a loss in value that is other than temporary include, but are not limited to, the absence of an ability to recover the carrying amount of the investment, the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment, or, where applicable, estimated sales proceeds which are insufficient to recover the carrying amount of the investment. If the fair value of the investment is determined to be less than the carrying value and the decline in value is considered to be other than temporary, an appropriate write-down is recorded based on the excess of the carrying value over the best estimate of fair value of the investment.

As of July 3, 2017, the Company has no equity method investments (see Note 2).

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

Sales include customer paid freight costs billed to customers for the quarters ended September 30, 2017 and 2016 of $3,858 and $3,599, respectively and $10,936 and $10,272 for the year to date periods ended September 30, 2017 and 2016, respectively.

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

Long-Lived Assets and Loss on Impairment of Assets.  Management reviews long-lived assets, mainly property and equipment assets, whenever events or circumstances indicate that usage may be limited and carrying values may not be fully recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are determined to be impaired, the impairment is measured by the amount by which the asset carrying value exceeds the estimated fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.  No events or conditions occurred during the quarter ended September 30, 2017 that required the Company to test its long-lived assets for impairment.

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

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $35,753 and $37,412 at September 30, 2017 and December 31, 2016, respectively. The financial statement carrying value of total debt was $34,160 (including unamortized loan fees of $745) and $36,001 (including unamortized loan fees of $576) at September 30, 2017 and December 31, 2016, respectively.  These fair values are considered Level 2 under the fair value hierarchy.

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

ASU Transition Updates.

In February 2016, the FASB issued ASU 2016-02, Leases, which aims to make leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. This ASU is effective for all interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements and related disclosures. At September 30, 2017, the Company had various machinery and equipment operating leases, as well as operating leases for 208 rail cars and one office space.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace numerous requirements in GAAP, including industry specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. Since May 2014, the FASB has issued updates to ASU No. 2014-09. Update ASU No. 2015-14 was issued in August 2015, Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date; update ASU No. 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Gross versus Net) was issued in March 2016; update ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing was issued in April 2016; update ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients was issued in May 2016; update ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers was issued in December 2016; and ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments was issued in September 2017. The core principle of the new standard, as well as the updates, is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. In July 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard is effective for annual reporting periods beginning after December 15, 2017. The FASB will permit companies to adopt the new standard early, but not before the original effective date of annual reporting periods beginning after December 15, 2016.

In 2016, the Company established an implementation team consisting of internal and external representatives. The implementation team is in the process of assessing the impact the new standard will have on the consolidated financial statements, as well as gathering data and information for the expanded revenue disclosure required under the new standard.   The scoping for the assessment is complete and the testing of individual contracts is also complete.  Assessment findings have been compiled and are in the review process. In addition, the implementation team is in the process of identifying, and will then implement, appropriate changes to business processes, systems and/or controls to support recognition and disclosure under the new standard. The implementation team will report findings and progress of the project to management and the Audit Committee on a frequent basis through the effective date. The Company will adopt the requirements of the new standard in the first quarter of 2018 and anticipates using the modified retrospective transition method. While we have not identified any material differences in the amount and timing of revenue recognition related to ASU 2014-09, our evaluation is not complete and, accordingly, we have not yet reached a conclusion on the overall impacts of adopting ASU 2014-09.

Note 2.  Equity Method Investments.

As of September 30, 2017, the Company had no investments accounted for using the equity method of accounting. Until July 3, 2017, the Company had a 30 percent interest in Illinois Corn Processing ("ICP"), which manufactured alcohol for fuel, industrial and beverage applications.

On July 3, 2017, the Company completed the sale of its 30 percent equity ownership interest in ICP to Pacific Ethanol Central, LLC ("Pacific Ethanol"), consistent with an Agreement and Plan of Merger ("Merger Agreement") entered into on June 26, 2017.

The Company received total cash proceeds of $9,000 (before transaction expenses and taxes), as well as a secured promissory note ("Note") with a principal amount of $14,008. On September 15, 2017, the Note was paid off and the Company received a total of $14,263, including principal, interest, and a final working capital adjustment. As a result of the ICP sale transaction, for the quarter and year to date period ended September 30, 2017, the Company reported a gain on sale of equity method investment of $11,381 (before tax), on its Condensed Consolidated Statements of Income.

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

	Quarter Ended			Year to Date Ended
	September 30, 2017		September 30, 2016	September 30, 2017		September 30, 2016
ICP’s Operating results:
Net sales (a)	$—		$44,019	$78,062		$134,204
Cost of sales and expenses (b)	—		41,805	79,224		126,671
Net income (loss)	$—	(c)	$2,214	$(1,162)	(c)	$7,533

(a)
Includes related party sales to MGPI of $0 and $6,700 for the quarters ended September 30, 2017 and 2016, respectively. Includes related party sales to MGPI of $17,672 and $19,639 for the year to date periods ended September 30, 2017 and 2016, respectively.

(b)
Includes depreciation and amortization of $0 and $738 for the quarters ended September 30, 2017 and 2016, respectively. Includes depreciation and amortization of $1,720 and $2,221 for the year to date periods ended September 30, 2017 and 2016, respectively.

(c)	The Company's equity method investment in ICP ended on July 3, 2017, when it completed the sale of its 30 percent equity ownership interest.

The Company’s equity method investment earnings (loss) and gain on sale of equity method investment, based on unaudited financial statements, was as follows:

	Quarter Ended			Year to Date Ended
	September 30, 2017		September 30, 2016	September 30, 2017		September 30, 2016
Gain on sale of equity method investment	$11,381	(a)	$—	$11,381	(a)	$—
ICP (30% interest)	—		664	(348)		2,260
	$11,381		$664	$11,033		$2,260

(a)	The Company's equity method investment in ICP ended on July 3, 2017, when it completed the sale of its 30 percent equity ownership interest.

The Company’s equity method investment was as follows:

	September 30, 2017	December 31, 2016
ICP (30% interest)(a)	$—	$18,934

(a) The Company's equity method investment in ICP ended on July 3, 2017, when it completed the sale of its 30 percent equity ownership interest.

Note 3.  Corporate Borrowings.

Indebtedness Outstanding:

Description(a)	September 30, 2017	December 31, 2016
Credit Agreement - Revolver, 2.841% (variable rate) due 2022	$12,848	$16,000
Credit Agreement - Fixed Asset Sub-Line term loan (closed August 23, 2017 - see below)	—	5,253
Credit Agreement - Term Loan (closed August 23, 2017 - see below)	—	13,000
Secured Promissory Note, 3.71% (variable rate) due 2022	2,057	2,324
Prudential Term Loan, 3.53% (fixed rate) due 2017	20,000	—
Unamortized loan fees(b)	(745)	(576)
Total	$34,160	$36,001
Less current maturities of long term debt	(368)	(4,359)
Long-term debt	$33,792	$31,642

(a) Interest rates are as of September 30, 2017.
(b) Loan fees are being amortized over the life of the Credit Agreements.

Credit Agreements. On August 23, 2017, the Company entered into a new credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association. The new credit agreement replaces the Company’s existing Third Amended and Restated Credit Agreement, which included a revolver, a fixed asset sub-line term loan, and a term loan. The Credit Agreement provides for a $150,000 revolving credit facility. The Company may increase the facility from time to time by an aggregate principal amount of up to $25,000 provided certain conditions are satisfied and at the discretion of the lender. The Credit Agreement matures on August 23, 2022.

The Credit Agreement includes certain requirements and covenants, which the Company was in compliance with at September 30, 2017. The Company incurred $183 of new loan fees related to the Credit Agreement during the quarter ended September 30, 2017. The unamortized balance of total loan fees related to the Credit Agreement was $552 at September 30, 2017 and is included in the carrying value of total debt on the Condensed Consolidated Balance Sheets as described above in the Fair Value of Financial Instruments section. The loan fees are being amortized over the life of the Credit Agreement.

As of September 30, 2017, the Company's total outstanding borrowings under the Credit Agreement were $12,848 leaving $137,152 available. The interest rate for the borrowings of the Credit Agreement at September 30, 2017 was 2.84 percent.

On August 23, 2017, the Company also entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. The Note Purchase Agreement provides for the issuance of up to $75,000 of Senior Secured Notes, and the Company issued $20,000 of Senior Secured Notes with a maturity date of August 23, 2027. The Senior Secured Notes bear interest at a rate of 3.53 percent per year. The Note Purchase Agreement includes certain requirements and covenants, which the Company was in compliance with at September 30, 2017. The Company incurred $194 of new loan fees related to the Note Purchase Agreement during the quarter ended September 30, 2017. The unamortized balance of total loan fees related to the Note Purchase Agreement was $192 at September 30, 2017 and is included in the carrying value of total debt on the Condensed Consolidated Balance Sheets as described above in the Fair Value of Financial Instruments section. The loan fees are being amortized over the life of the Note Purchase Agreement.

Note 4. Income Taxes.
Income tax expense for the quarter and year to date period ended September 30, 2017 was $7,491 and $13,292, respectively, for an effective tax rate for the quarter of 34.6 percent and for the year to date period of 31.3 percent. The increase in tax expense compared to prior quarters in 2017, largely relates to the Company’s sale of its interest in ICP (see Note 2), and the corresponding tax gain being recognized in the annual effective tax rate calculation.

The effective tax rate differs from the 35 percent federal statutory rate on pretax income, primarily due to to state income taxes, the impact of income tax benefits related to share-based compensation as accounted for in ASU 2016-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, the domestic production activities deduction, and state tax planning, including state income tax credits in Indiana and Kansas, and changes to the Company's valuation allowance. The Company released its valuation allowance related to its capital loss carryforward deferred tax asset into the annual effective tax rate calculation in the quarter ended June 30, 2017. This release was based upon the anticipated capital gain related to the Company's sale of its 30 percent equity ownership interest in ICP (see Note 2). As of September 30, 2017, the Company has a remaining valuation allowance of $106 related to state net operating loss carry forwards in states in which the Company no longer files tax returns.

Income tax expense for the quarter and year to date period ended September 30, 2016, was $2,316 and $9,758, respectively, for an effective tax rate of 19.5 percent for the quarter and 29.9 percent for the year to date period. The primary reasons for the increase in the effective tax rate from the prior year quarter and year to date period are a decrease in the amount of discrete excess tax benefits resulting from the implementation of ASU 2016-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, relative to a higher amount of pretax earnings, and the dilutive effect of the gain on sale of ICP sale (see Note 2) on certain tax attributes including the domestic production activities deduction.

Note 5.  Dividends and Earnings per Share.

Dividend and dividend equivalent information for year to date periods ended September 30, 2017 and 2016 is detailed below:

Dividend and Dividend Equivalent Information (per Share and Unit)
Declaration date	Payment date	Declared	Paid	Total payment
2017
February 15, 2017	March 24, 2017	$0.04	$0.04	$688
May 2, 2017	June 9, 2017	0.04	0.04	688
August 1, 2017	September 8, 2017	0.85	0.85	14,628	(a)
August 1, 2017	September 11, 2017	0.04	0.04	688
		$0.97	$0.97	$16,692
2016
March 7, 2016	April 14, 2016	$0.08	$0.08	$1,378
August 1, 2016	September 8, 2016	0.02	0.02	344
		$0.10	$0.10	$1,722

(a)
On August 1, 2017, the Company's board of directors declared a special dividend of $0.85 per share of common stock payable on September 8, 2017 to stockholders of record as of August 18, 2017. On June 27, 2017, the Company announced that it had entered into a merger agreement with an affiliate of SEACOR Holdings, Inc. and Pacific Ethanol Central, LLC that would result in a sale of its 30 percent equity ownership interest in ICP to Pacific Ethanol. The Company said at that time that it expected the board to approve a special dividend on completion of the transaction. The transaction was completed on July 3, 2017.

The computations of basic and diluted earnings per share for the quarter and year to date periods ended September 30, 2017 and 2016 are as follows:

	Quarter Ended		Year to Date Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Operations:
Net income(a)	$14,137	$9,532	$29,184	22,899
Income attributable to participating securities(b)	414	294	806	711
Net income attributable to common shareholders	$13,723	9,238	$28,378	22,188

Share information:
Basic and diluted weighted average common shares(c)	16,751,346	16,653,717	16,735,378	16,626,024

Basic and diluted earnings per share	$0.82	$0.55	$1.70	$1.33

(a)	Net income attributable to all shareholders.

(b)	At September 30, 2017 and 2016, participating securities included 485,491 and 525,986 nonvested restricted stock units, respectively.

(c)	Under the two-class method, weighted average common shares at September 30, 2017 and 2016, exclude nonvested, participating securities of 485,491 and 525,986, respectively.

Note 6.  Commitments and Contingencies.

Commitments. Open purchase order commitments at September 30, 2017 related to raw materials and packaging used in the ordinary course of business were $51,539 extending out to December 2018. Open purchase order commitments at September 30, 2017 related to the purchase of capital assets were $6,116.

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

The EPA informed the Company on August 1, 2017, that it intends to seek civil penalties of approximately $250 in connection with its investigation, while offering the Company the opportunity to settle the matter prior to the EPA proceeding with a formal enforcement action. The Company is seeking a negotiated settlement with the EPA. Since negotiations are ongoing and EPA-proposed penalties are not material to the quarter ended September 30, 2017, the Company has not included an accrual in its results. A portion, or all, of the settled penalty amount may be covered by insurance.

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

As of September 30, 2017, 280,074 RSUs had been granted under the 2014 Plan, with 14,616 of those forfeited for termination of employment. 62,995 shares had been granted related to the Directors' Plan as of September 30, 2017 and 485,491 shares of unvested RSUs were outstanding under the Company’s long-term incentive plans.

As of September 30, 2017, the estimated unaccrued amount of liability-classified awards yet to be granted in 2018, net of estimated forfeitures, was $1,177.

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

Operating profit for each segment is based on net sales less identifiable operating expenses.  Non-direct selling, general and administrative expenses, interest expense, earnings (losses) from our equity method investments (including gain on sale of equity method investment), other special charges and other general miscellaneous expenses have been excluded from segment operations and classified as Corporate.  Receivables, inventories and equipment have been identified with the segments to which they relate.  All other assets are considered as Corporate.

	Quarter Ended		Year to Date Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net Sales to Customers
Distillery products	$72,335	$66,664	$216,984	$197,245
Ingredient solutions	13,998	13,227	42,271	39,873
Total	86,333	79,891	259,255	237,118
Gross Profit
Distillery products	16,501	12,364	49,069	40,879
Ingredient solutions	2,124	2,757	7,422	6,819
Total	18,625	15,121	56,491	47,698
Depreciation and Amortization
Distillery products	2,128	1,939	6,300	6,415
Ingredient solutions	419	399	1,242	1,253
Corporate	340	290	899	942
Total	2,887	2,628	8,441	8,610
Income (loss) before Income Taxes
Distillery products	14,836	11,215	44,485	38,497
Ingredient solutions	1,518	2,016	5,592	4,767
Corporate	5,274	(1,383)	(7,601)	(10,607)
Total	$21,628	$11,848	$42,476	$32,657

The following table allocates assets to each segment:

	As of September 30, 2017	As of December 31, 2016
Identifiable Assets
Distillery products	$183,943	$161,059
Ingredient solutions	27,587	27,109
Corporate	22,487	37,168
Total	$234,017	$225,336

Note 9.  Subsequent Events.

On October 31, 2017, the Board of Directors declared a quarterly dividend payable to stockholders of record as of November 14, 2017, of the Company's Common Stock, and a dividend equivalent payable to holders of RSUs as of November 14, 2017, of $.04 per share and per unit, payable on December 8, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
(Dollar amounts in thousands, unless otherwise noted)

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This Report on Form 10-Q contains forward looking statements as well as historical information.  All statements, other than statements of historical facts, regarding the prospects of our industry and our prospects, plans, financial position, and strategic plan may constitute forward looking statements.  In addition, forward looking statements are usually identified by or are associated with such words as "intend," "plan," "believe," "estimate," "expect," "anticipate," "hopeful," "should," "may," "will," "could," "encouraged," "opportunities," "potential," and/or the negatives or variations of these terms or similar terminology.  Forward looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from those expressed or implied in the forward looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward looking statements is included in the section below titled "Risk Factors" (Item 1A). Forward looking statements are made as of the date of this report, and we undertake no obligation to update or revise publicly any forward looking statements, whether because of new information, future events or otherwise.

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

MGP was incorporated in 2011 in Kansas, continuing a business originally founded by Cloud L. Cray, Sr. in Atchison, Kansas. The Company’s ticker symbol is MGPI.

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

RESULTS OF OPERATIONS

Consolidated results

The table below details the consolidated results for the quarters ended September 30, 2017 and 2016:

	Quarter Ended September 30,
	2017	2016	2017 v. 2016
Net sales	$86,333	$79,891	8.1%
Cost of sales	67,708	64,770	4.5
Gross profit	18,625	15,121	23.2
Gross margin %	21.6%	18.9%	2.7	pp(a)
SG&A expenses	8,154	6,981	16.8
Other operating income, net	—	(3,385)	(100.0)
Operating income	10,471	11,525	(9.1)
Operating margin %	12.1%	14.4%	(2.3)	pp
Gain on sale of equity method investment	11,381	—	100.0
Equity method investment earnings	—	664	(100.0)
Interest expense	(224)	(341)	(34.3)
Income before income taxes	21,628	11,848	82.5
Income tax expense	7,491	2,316	223.4
Effective tax expense rate %	34.6%	19.5%	15.1	pp
Net income	$14,137	$9,532	48.3%
Net income margin %	16.4%	11.9%	4.5	pp
(a) Percentage points ("pp").

Net sales - Net sales for the quarter ended September 30, 2017 were $86,333, an increase of 8.1 percent compared to the year ago quarter, which was the result of increased net sales in both segments. Within the distillery segment, net sales were up 8.5 percent. Driven by strong demand, net sales of higher margin premium beverage alcohol products increased 16.1 percent and industrial alcohol net sales increased 1.0 percent, which resulted in an increase in total food grade alcohol net sales of 11.1 percent. Warehouse services revenue related to the storage of barreled whiskey increased, while lower margin distillers feed and related co-products net sales declined. Within the ingredient solutions segment, net sales were up 5.8 percent. Net sales of specialty wheat proteins and commodity wheat starch increased, while net sales of commodity wheat protein and specialty wheat starches declined (see Segment Results below).

Gross profit - Gross profit for the quarter ended September 30, 2017 was $18,625, an increase of 23.2 percent compared to the quarter ended September 30, 2016. The increase was driven by an increase in gross profit in the distillery products segment, partially offset by a decrease in gross profit in the ingredient solutions segment. In the distillery products segment, gross profit grew by $4,137, or 33.5 percent. In the ingredient solutions segment, gross profit declined by $633, or 23.0 percent (see Segment Results below).

SG&A expenses - SG&A expenses for the quarter ended September 30, 2017 were $8,154, an increase of 16.8 percent compared to the quarter ended September 30, 2016. The increase in SG&A was primarily due to an increase in personnel costs, professional fees, and advertising and promotion.

Operating income - Operating income for the quarter ended September 30, 2017 decreased to $10,471 from $11,525 for the quarter ended September 30, 2016, due to gross profit growth in our distillery products segment that was more than offset by a decrease in other operating income, net (primarily income recorded related to a legal settlement agreement and a gain on sale of long-lived assets recorded in the prior year), an increase in SG&A expenses, and a decline in gross profit in our ingredient solutions segment.

Operating income quarter-versus-quarter	Operating Income	Change
Operating income for the quarter ended September 30, 2016	$11,525
Increase in gross profit - distillery products segment(a)	4,137	35.9	pp(b)
Decrease in gross profit - ingredient solutions segment(a)	(633)	(5.5)	pp
Decrease in other operating income, net	(3,385)	(29.3)	pp
Increase in SG&A expenses	(1,173)	(10.2)	pp
Operating income for the quarter ended September 30, 2017	$10,471	(9.1)%

(a) See segment discussion.
(b) Percentage points ("pp").

Equity method investment - Our equity method investment earnings decreased to $0 for the quarter ended September 30, 2017, from $664 for the quarter ended September 30, 2016. The decrease in earnings was due to the sale of our ICP equity method investment during the quarter, resulting in a gain on sale of equity method investment of $11,381 (before tax) (see Note 2).

Income tax expense - Income tax expense for the quarter ended September 30, 2017 was $7,491, for an effective tax rate for the quarter of 34.6 percent. Income tax expense for the quarter ended September 30, 2016 was $2,316, for an effective tax rate for the quarter of 19.5 percent. The primary reasons for the 15.1 percentage point increase in our effective tax rate quarter-versus-quarter are the effect of adopting ASU 2016-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting that allowed the Company to receive a tax-effected excess tax benefit windfall in the prior year quarter, and the dilutive effect of the gain on sale of equity method investment in the current quarter (see Note 2) on certain tax attributes including the domestic production activities deduction (see Note 4).

Earnings per share - Earnings per share was $0.82 for the quarter ended September 30, 2017 compared to $0.55 for the quarter ended September 30, 2016. Earnings per share increased, primarily due to the gain on sale of our equity method investment (see Note 2) and improved performance from operations, partially offset by a decrease in other operating income, net.

Change in basic and diluted earnings per share quarter-versus-quarter	Basic and Diluted EPS	Change
Basic and diluted earnings per share for the quarter ended September 30, 2016	$0.55
Change in operations(a)	0.09	16.4	pp(b)
Change in other operating income, net(a)	(0.14)	(25.5)	pp
Change in gain on sale of equity method investment	0.44	80.0	pp
Change in equity method investment earnings (loss)(a)	(0.03)	(5.5)	pp
Tax: Net effect of ASU 2016-09	(0.08)	(14.5)	pp
Change in income attributable to participating securities(c)	(0.01)	(1.8)	pp
Basic and diluted earnings per share for the quarter ended September 30, 2017	$0.82	49.1%

(a)	Changes are net of tax based on the effective tax rate for the base year (2016), excluding the effect of the ASU 2016-09 adoption on the 2016 rate.

(b)	Percentage points ("pp").

(c)	See Note 5.

The table below details the consolidated results for the year to date periods ended September 30, 2017 and 2016:

	Year to date ended September 30,
	2017	2016	2017 v. 2016
Net sales	$259,255	$237,118	9.3%
Cost of sales	202,764	189,420	7.0
Gross profit	56,491	47,698	18.4
Gross margin %	21.8%	20.1%	1.7	pp(a)
SG&A expenses	24,114	19,706	22.4
Other operating income, net	—	(3,385)	(100.0)
Operating income	32,377	31,377	3.2
Operating margin %	12.5%	13.2%	(0.7)	pp
Gain on sale of equity method investment	11,381	—	100.0
Equity method investment earnings (loss)	(348)	2,260	(115.4)
Interest expense	(934)	(980)	(4.7)
Income before income taxes	42,476	32,657	30.1
Income tax expense	13,292	9,758	36.2
Effective tax expense rate %	31.3%	29.9%	1.4	pp
Net income	$29,184	$22,899	27.4%
Net income margin %	11.3%	9.7%	1.6	pp
(a) Percentage points ("pp").

Net sales - Net sales for the year to date period ended September 30, 2017 were $259,255, an increase of 9.3 percent compared to the year ago period, which was the result of increased net sales in both segments. Within the distillery segment, net sales were up 10.0 percent. Driven by strong demand, net sales of higher margin premium beverage alcohol products increased 20.4 percent, partially offset by a decline in industrial alcohol product net sales, which resulted in a net increase in total food grade alcohol net sales of 12.4 percent. Warehouse services revenue related to the storage of barreled whiskey also increased, while lower margin distillers feed and related co-products net sales declined. Within the ingredient solutions segment, net sales were up 6.0 percent. Commodity wheat starch, specialty wheat starches, and specialty wheat proteins increased, while net sales of commodity wheat protein declined (see Segment Results below).

Gross profit - Gross profit for the year to date period ended September 30, 2017 was $56,491, an increase of 18.4 percent compared to the year to date period ended September 30, 2016. The increase was driven by an increase in gross profit in both segments. In the distillery products segment, gross profit grew by $8,190, or 20.0 percent. In the ingredient solutions segment, gross profit grew by $603, or 8.8 percent (see Segment Results below).

SG&A expenses - SG&A expenses for the year to date period ended September 30, 2017 were $24,114, an increase of 22.4 percent compared to the year to date period ended September 30, 2016. The increase in SG&A was primarily due to an increase in personnel costs and advertising and promotion.

Operating income - Operating income for the year to date period ended September 30, 2017 increased to $32,377 from $31,377 for the year to date period ended September 30, 2016 due to gross profit growth in both our distillery products and ingredient solutions segments, partially offset by an increase in SG&A expenses and a decrease in other operating income, net (primarily income recorded related to a legal settlement agreement and a gain on sale of long-lived assets recorded in the prior year).

Operating income year to date-versus-year to date	Operating Income	Change
Operating income for the year to date period ended September 30, 2016	$31,377
Increase in gross profit - distillery products segment(a)	8,190	26.1	pp(b)
Increase in gross profit - ingredient solutions segment(a)	603	1.9	pp
Decrease in other operating income, net	(3,385)	(10.8)	pp
Increase in SG&A expenses	(4,408)	(14.0)	pp
Operating income for the year to date period ended September 30, 2017	$32,377	3.2%
(a) See segment discussion.
(b) Percentage points ("pp").

Equity method investment - Our equity method investment earnings decreased to a loss of $348 for the year to date period ended September 30, 2017, from earnings of $2,260 for the year to date period ended September 30, 2016. The decrease was due to the sale of our ICP equity method investment during the current period, resulting in a gain on sale of equity method investment of $11,381 (before tax), as well as lower operating results (see Note 2).

Income tax expense - Income tax expense for the year to date period ended September 30, 2017 was $13,292, for an effective tax rate for the year to date period of 31.3 percent. Income tax expense for the year to date period ended September 30, 2016 was $9,758, for an effective tax rate for the year to date period of 29.9 percent. The primary reasons for the 1.4 percentage point increase in our effective tax rate period-versus-period are the impact of share based compensation as accounted for in ASU 2016-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, that allowed the Company to receive a tax-effected excess tax benefit windfall during the year ago period, and the dilutive effect of the gain on sale of equity method investment during the current year to date period (see Note 2) on certain tax attributes including the domestic production activities deduction (see Note 4).

Earnings per share - Earnings per share increased to $1.70 in the year to date period ended September 30, 2017 from $1.33 in the year to date period ended September 30, 2016, primarily due to the gain on sale of our equity method investment (see Note 2), improved performance from operations, partially offset by a decrease in other operating income, net, and a decline in equity method investment earnings.

Change in basic and diluted earnings per share year to date period-versus-year to date period	Basic and Diluted EPS	Change
Basic and diluted earnings per share for the year to date period ended September 30, 2016	$1.33
Change in operations(a)	0.18	13.5	pp(b)
Change in other operating income, net(a)	(0.13)	(9.7)	pp
Change in gain on sale of equity method investment	0.44	33.1	pp
Change in equity method investment earnings (loss)(a)	(0.10)	(7.5)	pp
Change in weighted average shares outstanding	(0.01)	(0.8)	pp
Change in income attributable to participating securities(c)	(0.01)	(0.8)	pp
Basic and diluted earnings per share for the year to date period ended September 30, 2017	$1.70	27.8%

(a)	Changes are net of tax based on the effective tax rate for the base year (2016), excluding the effect of the ASU 2016-09 adoption on the 2016 rate.

(b)	Percentage points ("pp").

(c)	See Note 5.

SEGMENT RESULTS

Distillery Products

The following table shows selected financial information for our distillery products segment for the quarters ended September 30, 2017 and 2016.

	PRODUCT GROUP NET SALES
	Quarter Ended September 30,		Quarter-versus-Quarter Net Sales Change Increase / (Decrease)			Quarter-versus-Quarter Volume Increase / (Decrease)
	2017	2016	$ Change	% Change		% Change
	Amount	Amount
Premium beverage alcohol	$43,941	$37,843	$6,098	16.1%
Industrial alcohol	19,310	19,114	196	1.0
Food grade alcohol(a)	$63,251	$56,957	$6,294	11.1
Fuel grade alcohol(a)	1,458	1,778	(320)	(18.0)
Distillers feed and related co-products	4,860	5,805	(945)	(16.3)
Warehouse services	2,766	2,124	642	30.2
Total distillery products	$72,335	$66,664	$5,671	8.5%		6.9%	(a)

	Other Financial Information
	Quarter Ended September 30,		Quarter-versus-Quarter Increase / (Decrease)
	2017	2016	$ Change	% Change

Gross profit	$16,501	$12,364	$4,137	33.5%
Gross margin %	22.8%	18.5%		4.3	pp(b)

(a) Volume change for alcohol products.
(b) Percentage points ("pp").

Driven by strong demand, net sales of higher margin premium beverage alcohol products within food grade alcohol increased 16.1 percent over the year-ago quarter, while lower margin industrial alcohol product net sales increased 1.0 percent, resulting in an overall food grade alcohol net sales increase of $6,294, or 11.1 percent. Declines in net sales of fuel grade alcohol products and distillers feed and related co-products were partially offset by an increase in warehouse services revenue, generated by increased storage of customer barrels of whiskey.
Gross profit increased quarter-versus-quarter by $4,137, or 33.5 percent. Gross margin for the quarter ended September 30, 2017 increased to 22.8 percent from 18.5 percent for the prior year quarter. The improvement in gross profit was primarily due to a decline in input costs, increased sales of higher margin premium beverage alcohol products, and an increase in warehouse services revenue. These gains were partially offset primarily by lower gross profit on distillers feed and related co-products.

Distillery Products

The following table shows selected financial information for our distillery products segment for the year to date periods ended September 30, 2017 and 2016.

	PRODUCT GROUP NET SALES
	Year to date ended September 30,		Period-versus-Period Net Sales Change Increase / (Decrease)			Period-versus-Period Volume Increase / (Decrease)
	2017	2016	$ Change	% Change		% Change
	Amount	Amount
Premium beverage alcohol	$131,868	$109,546	$22,322	20.4%
Industrial alcohol	57,775	59,223	(1,448)	(2.4)
Food grade alcohol(a)	$189,643	$168,769	$20,874	12.4
Fuel grade alcohol(a)	4,867	5,345	(478)	(8.9)
Distillers feed and related co-products	14,514	17,000	(2,486)	(14.6)
Warehouse services	7,960	6,131	1,829	29.8
Total distillery products	$216,984	$197,245	$19,739	10.0%		9.5%	(a)

	Other Financial Information
	Year to date ended September 30,		Period-versus-Period Increase / (Decrease)
	2017	2016	$ Change	% Change

Gross profit	$49,069	$40,879	$8,190	20.0%
Gross margin %	22.6%	20.7%		1.9	pp(b)

(a) Volume change for alcohol products.
(b) Percentage points ("pp").

Driven by strong demand, net sales of higher margin premium beverage alcohol products within food grade alcohol increased 20.4 percent over the year-ago period, while lower margin industrial alcohol product net sales decreased 2.4 percent, resulting in an overall food grade alcohol net sales increase of $20,874, or 12.4 percent. Declines in net sales of distillers feed and related co-products and fuel grade alcohol products were partially offset by an increase in warehouse services revenue, generated by increased storage of customer barrels of whiskey.
Gross profit increased period-versus-period by $8,190, or 20.0 percent. Gross margin for the year to date period ended September 30, 2017 increased to 22.6 percent from 20.7 percent for the prior year period. The improvement in gross profit was primarily due to increased sales of higher margin premium beverage alcohol products, a decline in input costs, and an increase in warehouse services revenue. These gains were partially offset primarily by lower gross profit on distillers feed and related co-products.

Ingredient Solutions

The following table shows selected financial information for our ingredient solutions segment for the quarters ended September 30, 2017 and 2016.

	PRODUCT GROUP NET SALES
	Quarter Ended September 30,		Quarter-versus-Quarter Net Sales Change Increase / (Decrease)			Quarter-versus-Quarter Volume Increase / (Decrease)
	2017	2016	$ Change	% Change		% Change
	Amount	Amount
Specialty wheat starches	$7,008	$7,080	$(72)	(1.0)%
Specialty wheat proteins	4,939	4,188	751	17.9
Commodity wheat starch	1,948	1,725	223	12.9
Commodity wheat protein	103	234	(131)	(56.0)
Total ingredient solutions	$13,998	$13,227	$771	5.8%		7.3%

	Other Financial Information
	Quarter Ended September 30,		Quarter-versus-Quarter Increase / (Decrease)
	2017	2016	$ Change	% Change

Gross profit	$2,124	$2,757	$(633)	(23.0)%
Gross margin %	15.2%	20.8%		(5.6)	pp(a)

(a) Percentage points ("pp").

Total ingredient solutions net sales for the quarter ended September 30, 2017 increased by $771, or 5.8 percent, compared to the prior year quarter. This increase was primarily driven by increased net sales of specialty wheat proteins and commodity wheat starch, partially offset by decreased net sales of commodity wheat protein and specialty wheat starches, quarter-versus-quarter.
Gross profit decreased quarter-versus-quarter by $633, or 23.0 percent. Gross margin for the quarter ended September 30, 2017 decreased to 15.2 percent from 20.8 percent for the prior year quarter. The decline in gross profit was primarily due to decreased plant efficiencies and a lower average selling price, partially offset by a decline in input costs.

Ingredient Solutions

The following table shows selected financial information for our ingredient solutions segment for the year to date periods ended September 30, 2017 and 2016.

	PRODUCT GROUP NET SALES
	Year to date ended September 30,		Period-versus-Period Net Sales Change Increase / (Decrease)			Period-versus-Period Volume Increase / (Decrease)
	2017	2016	$ Change	% Change		% Change
	Amount	Amount
Specialty wheat starches	$20,826	$20,007	$819	4.1%
Specialty wheat proteins	14,541	13,960	581	4.2
Commodity wheat starch	6,302	5,252	1,050	20.0
Commodity wheat protein	602	654	(52)	(8.0)
Total ingredient solutions	$42,271	$39,873	$2,398	6.0		11.8%

	Other Financial Information
	Year to date ended September 30,		Period-versus-Period Increase / (Decrease)
	2017	2016	$ Change	% Change

Gross profit	$7,422	$6,819	$603	8.8%
Gross margin %	17.6%	17.1%		0.5	pp(a)

(a) Percentage points ("pp").

Total ingredient solutions net sales for the year to date period ended September 30, 2017 increased by $2,398, or 6.0 percent, compared to the prior year period. This increase was primarily driven by increased net sales of commodity wheat starch, specialty wheat starches, and specialty wheat proteins, partially offset by decreased net sales of commodity wheat protein, period-versus-period.
Gross profit increased period-versus-period by $603, or 8.8 percent. Gross margin for the period ended September 30, 2017 increased to 17.6 percent from 17.1 percent for the prior year period. The improvement in gross profit was primarily due to decreased input costs, partially offset by a lower average selling price.

CASH FLOW, FINANCIAL CONDITION AND LIQUIDITY

We believe our financial condition continues to be of high quality, as evidenced by our ability to generate cash from operations while having ready access to capital at competitive rates. In periods when operating cash flow deficits, debt through our Credit Agreements (see Note 3) provides the primary source of cash to fund operating needs and capital expenditures. The same source of cash is used to fund shareholder dividends and other discretionary uses. Going forward, we expect to use cash to implement our invest to grow strategy, particularly in the distillery products segment. The overall liquidity of the Company reflects our strong business results and an effective cash management strategy that takes into account liquidity management, economic factors, and tax considerations. We expect our sources of cash, including our credit facility, to be adequate to provide for budgeted capital expenditures and anticipated operating requirements.

Operating Cash Flow

Cash provided by operations increased $14,603 to $16,447 for the year to date period ended September 30, 2017, from $1,844 for the year to date period ended September 30, 2016. This improvement in operating cash flow was primarily the result of net cash inflows related to net income, after giving effect to adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, distribution received from equity method investee, gain on property insurance recoveries, deferred income taxes, including change in valuation allowance, gain on sale of assets, share-based compensation, gain on sale of equity method investment, and equity method investment earnings(loss)), the changes in accounts payable, inventory, income taxes, and accrued expenses, partially offset by cash outflows related to the changes in receivables, net, accounts payable to affiliate, net, and prepaid expenses.

Increases to Operating Cash Flow. Net income, after giving effect to adjustments to reconcile net income to net cash provided by operating activities, increased by $4,439, to $36,209 for the year to date period ended September 30, 2017 from $31,770 for the year to date period ended September 30, 2016. This increase over the prior year to date period was primarily due to a net income increase of $6,285, an increase in distribution received from equity method investee of $3,831, a decrease in equity method investment earnings of $2,608, an increase in deferred income taxes, including change in valuation allowance of $1,572, a decrease in gain on sale of assets of $871, an increase in share-based compensation of $592, partially offset by an increase in gain on sale of equity method investment of 11,381. Accounts payable increased $4,193 for the year to date period ended September 30, 2017, compared to a decrease of $3,340 for the year to date period ended September 30, 2016. The $7,533 change was primarily due to the timing of cash disbursements related to operating expenses. Inventory increased $10,794 for the year to date period ended September 30, 2017, compared to an increase of $16,910 for the year to date period ended September 30, 2016. The $6,116 change was primarily due to a smaller increase of barreled distillate inventory period-versus-period. The change in barreled distillate inventories for the year to date period ended September 30, 2017, was $7,641 compared to $16,693 for the year to date period ended September 30, 2016. Income taxes payable increased $2,472 for the year to date period ended September 30, 2017, compared to a decrease of $642 for the year to date period ended September 30, 2016. The $3,114 change was primarily due to the timing of estimated tax payments. Accrued expenses increased $790 for the year to date period ended September 30, 2017, compared to a decrease of $2,241 for the year to date period ended September 30, 2016. The $3,031 change was primarily due to decreases in incentive compensation accruals in the prior year period.

Decreases to Operating Cash Flow. Receivables, net, increased $11,366 for the year to date period ended September 30, 2017 compared to an increase of $6,504 for the year to date period ended September 30, 2016. The resulting $4,862 change was primarily due to increased net sales in the year to date period ended September 30, 2017 compared to the year to date period ended September 30, 2016 and the timing of collections. Accounts payable to affiliate, net, decreased $3,349 for the year to date period ended September 30, 2017, compared to an increase of $193 for the year to date period ended September 30, 2016. The $3,542 change was primarily due to the sale of ICP, our equity method investment affiliate. Prepaid expenses increased $824 for the year to date period ended September 30, 2017 compared to a decrease of $283 for the year to date period ended September 30, 2016. The resulting $1,107 change was primarily due to the timing of vendor invoices.

Investing Cash Flow

Net cash flow provided by investing activities increased $20,444 to $9,216 for the year to date period ended September 30, 2017 from $(11,228) for the year to date period ended September 30, 2016, primarily due to the sale of our equity method investment in ICP during the period, which resulted in a return of equity method investment of $22,832.

Capital Spending. We manage capital spending to support our business growth plans. Investments in plant, property and equipment were $13,630 and $12,666, respectively, for the year to date periods ended September 30, 2017 and 2016. Adjusted for the change in capital expenditures in accounts payable for the year to date periods ended September 30, 2017 and 2016 of $(3,826) and $112, respectively, total capital expenditures were $9,804 and $12,778, respectively. We expect approximately $22,000 in capital expenditures in 2017 for facility improvement and expansion (including warehouse expansion), facility sustenance projects, and environmental health and safety projects.

In 2015 and 2016, our Board of Directors approved a major expansion in warehousing capacity of $29,000 as part of the implementation of our five-year strategic plan to grow the whiskey category. Due to savings and efficiencies realized in the implementation of this project, the projected capital expenditures required have been reduced to approximately $28,000. As of September 30, 2017, we had incurred approximately $23,000 of this approved investment amount.

Financing Cash Flow
Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including brand development and share repurchase activities) and the overall cost of capital. Total debt was $34,160 (net of unamortized loan fees of $745) at September 30, 2017 and $36,001 (net of unamortized loan fees of $576) at December 31, 2016. During the year to date period ended September 30, 2017, we had net payments of $1,673, and for the year to date period ended December 31, 2016, we had net borrowings of $11,991, on our Credit Agreements (see Note 3).

Dividends and Dividend Equivalents. On August 1, 2017, the Board of Directors declared a special dividend payable to stockholders of record as of August 18, 2017, of the Company's Common Stock, and a dividend equivalent payable to holders of RSUs as of August 18, 2017, of $0.85 per share and per unit. The total payment of $14,628, comprised of dividend payments of $14,215 and dividend equivalent payments of $413 (excluding estimated forfeitures), was paid on September 8, 2017.

On August 1, 2017, the Board of Directors declared a quarterly dividend payable to stockholders of record as of August 18, 2017, of the Company's Common Stock, and a dividend equivalent payable to holders of RSUs as of August 18, 2017, of $0.04 per share and per unit. The total payment of $688, comprised of dividend payments of $669 and dividend equivalent payments of $19 (excluding estimated forfeitures), was paid on September 11, 2017.

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

On August 1, 2016, the Board of Directors declared a quarterly dividend payable to stockholders of record as of August 15, 2016, of the Company's Common Stock, and a dividend equivalent payable to holders of RSUs as of August 15, 2016, of $0.02 per share and per unit. The total payment of $344, comprised of dividend payments of $334 and dividend equivalent payments of $10 (excluding estimated forfeitures), was paid on September 8, 2016.

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

Our principal sources of cash are product sales and borrowing on our Credit Agreements.  Under our Credit Agreements, we must meet certain financial covenants and restrictions and at September 30, 2017, we met those covenants and restrictions.
At September 30, 2017, our current assets exceeded our current liabilities by $106,164 largely due to our inventories of $89,652. At September 30, 2017 our cash balance was $7,113 and we have used our Credit Agreements for liquidity purposes, with $137,152 remaining for additional borrowings. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We regularly assesses our cash needs and the available sources to fund these needs. We utilize short- and long-term debt to fund discretionary items, such as capital investments and share repurchases. In addition, we have strong operating results such that financial institutions, if needed, should provide sufficient credit funding to meet short-term financing requirements.

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

Interest Rate Exposures. Due to our credit agreements with Wells Fargo Bank, National Association and Prudential Financial, Inc. (see Note 3), we are exposed to market risks arising from adverse changes in interest rates. Established procedures and internal processes govern the management of this market risk.

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on weighted average outstanding variable-rate borrowings at September 30, 2017, a 100 basis point increase over the non-default rates actually in effect at such date would increase our interest expense on an annualized basis by $255. Based on weighted average outstanding fixed-rate borrowings at September 30, 2017, a 100 basis point increase in market rates would result in a decrease in the fair value of our outstanding fixed-rate debt of $1,183, and a 100 basis point decrease in market rates would result in an increase in the fair value of our outstanding fixed-rate debt of $1,272.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. As of the quarter ended September 30, 2017, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. During the fiscal quarter ended September 30, 2017, we initiated a plan that calls for modifications and enhancements to the Company’s internal controls over financial reporting in relation to our upcoming adoption of the new revenue recognition standard effective in the first quarter of 2018. Such plan resulted in changes to certain process and procedures during the quarter. Specifically, we implemented/modified internal controls to address:

•	Monitoring of the adoption process

•	The gathering of information and evaluation of analysis used in the development of disclosures required prior to the new standard’s effective date

As we continue the implementation process, we expect that there will be additional changes in internal controls over financial reporting. There were no other changes in the Company’s internal controls over financial reporting during the fiscal quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 1A.    RISK FACTORS

A detailed discussion and list of risks and uncertainties that could cause actual results and events to differ materially from such forward looking statements is included below. This replaces the discussion and list of Risk Factors described in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2016 and the update in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
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

Although we maintain insurance coverage for various property damage and loss events, an interruption in or loss of operations at either of our facilities could reduce or postpone production of our products, which could have a material adverse effect on our business, results of operations and/or financial condition. To the extent that our value added products rely on unique or proprietary processes or techniques, replacing lost production by purchasing from outside suppliers becomes more difficult.

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

Covenants and other provisions in our credit facility could hinder our ability to operate. Our failure to comply with covenants in our credit agreements could result in the acceleration of the debt extended under such agreements, limit our liquidity, and trigger other rights of our lenders.

Our credit agreements contain a number of financial and other covenants that include provisions which require us, in certain circumstances, to meet certain financial tests.  These covenants could hinder our ability to operate and could reduce our profitability. In addition, our credit agreement with Wells Fargo Bank permits the lender to modify borrowing base and advance rates, the effect of which may limit our available credit under the agreement.  The lender may also terminate or accelerate our obligations under the credit agreement upon the occurrence of various events in addition to payment defaults and other breaches.  Any acceleration of our debt, modification to reduce our borrowing base, or termination of our credit agreements would negatively impact our overall liquidity and may require us to take other actions to preserve any remaining liquidity.  Although we anticipate that we will be able to meet the covenants in our credit agreements, there can be no assurance that we will do so, as there are a number of external factors that affect our operations over which we have little or no control.

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

We May Not Be Able to Adequately Protect Our Intellectual Property Rights or May Be Accused of Infringing Intellectual Property Rights of Third Parties

We regard our trademarks, service marks, copyrights, patents, trade dress, trade secrets, proprietary technology, and similar intellectual property as critical to our success, and we rely on trademark, copyright, and patent law, trade secret protection, and confidentiality and/or license agreements with our employees, customers, and others to protect our proprietary rights.  We may not be able to discover or determine the extent of any unauthorized use of our proprietary rights. Third parties that license our proprietary rights also may take actions that diminish the value of our proprietary rights or reputation. The protection of our intellectual property may require the expenditure of significant financial and managerial resources. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing or misappropriating our proprietary rights.

Our intellectual property rights may not be upheld if challenged. Such claims, if proven, could materially and adversely affect our business and may lead to the impairment of the amounts recorded for goodwill and other intangible assets. If we are unable to maintain the proprietary nature of our technologies, we may lose any competitive advantage provided by our intellectual property. We and our customers and other users of our products may be subject to allegations that we or they or certain uses of our products infringe the intellectual property rights of third parties. The outcome of any litigation is inherently uncertain. Any intellectual property claims, with or without merit, could be time-consuming and expensive to resolve, could divert management attention from executing our business plan and could require us or our customers or other users of our products to change business practices and/or pay monetary damages or enter into licensing or similar arrangements. Any adverse determination related to intellectual property claims or litigation could be material to our business, cash flows and financial results.

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

On October 21, 2015, we announced a major expansion in warehousing capacity. Our Board of Directors approved additional investments for the project, for a total approved investment of approximately $28,000. The program includes both the refurbishment of existing warehouse buildings and the construction of new warehouses. The first projects included in this program were completed in late 2015, with additional projects completed in 2016 and 2017. Additional warehouse capacity included in the approved program is expected to be completed by the end of 2018. There is the potential risk of completion delays, including risk of delay associated with required permits and cost overruns, which could affect our business, financial condition and results of operations.

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

Our Common Stock is listed on the NASDAQ Stock Market.  Our public float at December 31, 2016 was approximately 12,712,845 shares, as approximately 3,945,920 shares are held by affiliates.  Over the year ended December 31, 2016, our daily trading volume as reported to us by NASDAQ fluctuated from 31,600 to 3,103,500 shares (excluding block trades).  When trading volumes are relatively light, significant price changes can occur even when a relatively small number of shares are being traded and an investor’s ability to quickly sell quantities of stock may be affected.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no unregistered sale of equity securities during the quarter ended September 30, 2017.

ISSUER PURCHASES OF EQUITY SECURITIES

	(1) Total Number of Shares (or Units) Purchased		(2) Average Price Paid per Share (or Unit)	(3) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(4) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 through July 31, 2017	—		—	—
August 1, 2017 through August 31, 2017	4,243	(a)	57.75	—
September 1, 2017 through September 30, 2017	—		—	—
Total	4,243			—

(a)	Vested RSUs awarded under the 2004 Plan that we purchased to cover employee withholding taxes.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

(a) Disclosure of Unreported Form 8-K Information
On October 31, 2017, the Company entered into a new employment agreement with Augustus C. "Gus" Griffin, the Company's Chief Executive Officer and President. The new employment agreement (the "Employment Agreement") supersedes and replaces the employment agreement between the Company and Mr. Griffin dated July 28, 2014. A summary of the material terms and conditions of the Employment Agreement is set forth below.
Base Salary. Consistent with his existing arrangement with the Company, Mr. Griffin will receive a base salary of $565 for 2017. Mr. Griffin's base salary will be reviewed annually by the Human Resources and Compensation Committee of the Board in accordance with the performance evaluation practices of the Company, but it may not be decreased without Mr. Griffin's consent.
Term. The term of the Employment Agreement began on October 31, 2017 and terminates on May 31, 2020, unless otherwise terminated earlier.

Short-Term Incentive. Consistent with his existing arrangement with the Company, for 2017 Mr. Griffin's target short-term incentive ("STI") award under the Company's 2014 Short-Term Incentive Plan (the "STI Plan") for the attainment of the Company's performance measures will be $565. Mr. Griffin's threshold STI Plan award is 90 percent of the target and the maximum STI Plan award that Mr. Griffin may earn is 200 percent of the target award, subject to proration. The terms and conditions of the STI Plan for future years will be reviewed and established annually by the Compensation Committee.
Long-term Incentive. Consistent with his existing arrangement with the Company, the Compensation Committee has approved the long-term incentive goals for his service in 2017, and based on these goals and the Company's performance in 2017 he will in February 2018 receive an award of RSUs for his service in 2017, with performance at target resulting in an award of RSUs with a grant date fair value equal to 100 percent of his Base Compensation.
Atchison Residence Purchase. Unless Mr. Griffin is terminated for Cause or by Mr. Griffin other than for Good Reason (each as defined in the Employment Agreement), the Company will purchase his Atchison, Kansas residence from him following the expiration of the term upon his request for the original purchase price of $325 paid by Mr. Griffin.
Severance. Except in the event of a voluntary termination by Mr. Griffin without Good Reason or by the Company with Cause (each as defined in the Employment Agreement), upon a termination other than at the expiration of the term, Mr. Griffin will receive severance of two times his base salary. Except in the event of a voluntary termination by Mr. Griffin without Good Reason or by the Company for Cause, a pro rata long-term incentive award for the year in which termination occurs or the full-year award for any completed year unpaid as of the date of termination, and an amount equal to $2 times the number of full calendar months from the date of termination until the date in which Mr. Griffin and his spouse are Medicare-eligible. In addition, except in the limited circumstances described above, upon termination all RSUs that are then unvested will vest.
The preceding description of the Employment Agreement is a summary of its material terms, does not purport to be complete, and is qualified in its entirety by reference to the Employment Agreement, a copy of which is being filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6.   EXHIBITS

Exhibit Number	Description of Exhibit
2.1
Agreement and Plan of Merger, dated June 26, 2017, by and among Pacific Ethanol Central, LLC, ICP Merger Sub, LLC, Illinois Corn Processing, LLC, Illinois Corn Processing Holdings Inc., and MGPI Processing, Inc.

10.1	Secured Promissory Note dated July 3, 2017 issued to MGPI Processing, Inc. by ICP Merger Sub, LLC.
10.2	Credit Agreement between MGP Ingredients, Inc. and Wells Fargo Bank, National Association, dated August 23, 2017.
10.3	Note Purchase and Private Shelf Agreement between MGP Ingredients, Inc., PGIM, Inc., and certain purchasers affiliated with PGIM, Inc., dated August 23, 2017.
*10.4	Employment Agreement between Augustus C. Griffin and MGP Ingredients, Inc. entered into and effective as of October 31, 2017.
*31.1	CEO Certification pursuant to Rule 13a-14(a)
*31.2	CFO Certification pursuant to Rule 13a-14(a)
*32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*32.2	CFO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2017, and December 31, 2016, (ii) Condensed Consolidated Statements of Income for the nine months ended September 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, (v) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (vi) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date:	November 2, 2017	By	/s/ Augustus C. Griffin
Augustus C. Griffin, President and Chief Executive Officer

Date:	November 2, 2017	By	/s/ Thomas K. Pigott
Thomas K. Pigott, Vice President, Finance and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibit
2.1
Agreement and Plan of Merger, dated June 26, 2017, by and among Pacific Ethanol Central, LLC, ICP Merger Sub, LLC, Illinois Corn Processing, LLC, Illinois Corn Processing Holdings Inc., and MGPI Processing, Inc.

10.1	Secured Promissory Note dated July 3, 2017 issued to MGPI Processing, Inc. by ICP Merger Sub, LLC.
10.2	Credit Agreement between MGP Ingredients, Inc. and Wells Fargo Bank, National Association, dated August 23, 2017.
10.3	Note Purchase and Private Shelf Agreement between MGP Ingredients, Inc., PGIM, Inc., and certain purchasers affiliated with PGIM, Inc., dated August 23, 2017.
*10.4	Employment Agreement between Augustus C. Griffin and MGP Ingredients, Inc. entered into and effective as of October 31, 2017.
*31.1	CEO Certification pursuant to Rule 13a-14(a)
*31.2	CFO Certification pursuant to Rule 13a-14(a)
*32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*32.2	CFO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2017, and December 31, 2016, (ii) Condensed Consolidated Statements of Income for the nine months ended September 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, (v) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (vi) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith