Form 10-K/A
period 2016-12-31
MGP INGREDIENTS INC
filed 2017-11-24
CIK 835011

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

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

MGP Ingredients, Inc. (the “Company”) is filing this Amendment No. 1 (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the Securities and Exchange Commission on March 8, 2017 (the “Original Annual Report”) for the sole purpose of replacing the signature page to the Original Annual Report “Signatures” section in order to include (i) the designations of the Company’s Chief Executive Officer as the Company’s principal executive officer and the Company’s Chief Financial Officer as the Company’s principal financial officer and principal accounting officer and (ii) the signatures of a majority of the Company’s directors.

This Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are filed herewith.

Except as described above, no other changes have been made to the Original Annual Report and this Form 10-K/A does not amend, update or change the financial statements or any other items or disclosures in the Original Annual Report. This Form 10-K/A speaks as of the original filing date of the Form 10-K and does not reflect events that may have occurred subsequent to such original filing date.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    (3)    Exhibits

Exhibit	Exhibit Description	Method of Filing
31.1	CEO Certification pursuant to Rule 13a-14(a)	Filed herewith.

31.2	CFO Certification pursuant to Rule 13a-14(a)	Filed herewith.

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Atchison, State of Kansas, on this 24th day of November, 2017.

MGP INGREDIENTS, INC.

By	/s/ Augustus C. Griffin
Augustus C. Griffin, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated

Name	Title	Date
/s/ Augustus C. Griffin	President, Chief Executive Officer (Principal Executive Officer) and Director	November 24, 2017
Augustus C. Griffin
/s/ Thomas K. Pigott	Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 24, 2017
Thomas K. Pigott
/s/ James L. Bareuther	Director	November 20, 2017
James L. Bareuther
/s/ David J. Colo	Director	November 24, 2017
David J. Colo
/s/ Terrence P. Dunn	Director	November 20, 2017
Terrence P. Dunn
/s/ Anthony P. Foglio	Director	November 20, 2017
Anthony P. Foglio
/s/ George W. Page, Jr.	Director	November 20, 2017
George W. Page, Jr.
/s/ Daryl R. Schaller	Director	November 24, 2017
Daryl R. Schaller
/s/ Karen L. Seaberg	Director	November 24, 2017
Karen L. Seaberg
/s/ M. Jeannine Strandjord	Director	November 24, 2017
M. Jeannine Strandjord