Form 10-K
period 2017-12-31
MGP INGREDIENTS INC
filed 2018-03-01
CIK 835011

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes _X_ No __

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes __ No X_

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X      No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to their Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of "large accelerated filer", "accelerated filer", and "smaller reporting company": in Rule 12b-2 of the Exchange Act. (Check One):

[  ] Large accelerated filer                                                         [X] Accelerated filer
[  ]  Non-accelerated filer (Do not check if smaller reporting company   [ ] Smaller Reporting Company
[ ] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ___ No   X_

The aggregate market value of common equity held by non-affiliates, computed by reference to the last sales price as reported by NASDAQ on June 30, 2017, was $656,675,622.

The number of shares of the registrant’s common stock, no par value ("Common Stock") outstanding as of February 23, 2018 was 16,798,353.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference:

(1)
Portions of the MGP Ingredients, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2018 are incorporated by reference into Part III of this report to the extent set forth herein.

CONTENTS PAGE

The calculation of the aggregate market value of the Common Stock held by non-affiliates is based on the assumption that affiliates include directors and executive officers. Such assumption does not constitute an admission by the Company or any director or executive officer that any director or executive officer is an affiliate of the Company.

i

PART I

ITEM 1.  BUSINESS

MGP Ingredients, Inc. was incorporated in 2011 in Kansas, continuing a business originally founded by Cloud L. Cray, Sr. in Atchison, Kansas in 1941. As used herein, the term "MGP," "Company," "we," "our," or "us" refers to MGP Ingredients, Inc. and its subsidiaries unless the context indicates otherwise. In this document, for any references to Note 1 through Note 17 refer to the Notes to Consolidated Financial Statements in Item 8.

AVAILABLE INFORMATION

We make available through our website (www.mgpingredients.com) under "For Investors," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, special reports and other information, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission.

METHOD OF PRESENTATION

All amounts in this report, except for shares, par values, bushels, gallons, pounds, mmbtu, proof gallons, per share, per bushel, per gallon, per proof gallon, and percentage amounts are shown in thousands, unless otherwise noted.

GENERAL INFORMATION

MGP is a leading producer and supplier of premium distilled spirits and specialty wheat protein and starch food ingredients. Distilled spirits include premium bourbon and rye whiskeys and grain neutral spirits ("GNS"), including vodka and gin. MGP is also a top producer of high quality industrial alcohol for use in both food and non-food applications. Our protein and starch food ingredients provide a host of functional, nutritional, and sensory benefits for a wide range of food products to serve the packaged goods industry. Our distillery products are derived from corn and other grains, and our ingredient products are derived from wheat flour.  The majority of our distillery and ingredient product sales are made directly, or through distributors, to manufacturers and processors of finished packaged goods or to bakeries.

We are headquartered in Atchison, Kansas, where distilled alcohol products and food ingredients are produced at our production facility ("Atchison facility"). Premium spirits are distilled and matured at our facility in Lawrenceburg and Greendale, Indiana ("Lawrenceburg facility").

INFORMATION ABOUT SEGMENTS

As of December 31, 2017, we had two reportable segments: distillery products and ingredient solutions. Additional information about our reportable segments can be found in Management’s Discussion & Analysis ("MD&A") and Note 11. Note 11 provides detail of our foreign and domestic net sales revenue and identifiable assets.

Distillery Products Segment - We process corn and other grains (including rye, barley, wheat, barley malt, and milo) into food grade alcohol and distillery co-products, such as distillers feed (commonly called dried distillers grain in the industry), fuel grade alcohol, and corn oil. We also provide warehouse services, including barrel put away, barrel storage, and barrel retrieval services. We have certain contracts with customers to supply distilled products (or "distillate"), as well as certain contracts with customers to provide barreling and warehousing services.  Contracts with customers may be monthly, annual, and multi-year with periodic review of pricing.  Sales of fuel grade alcohol are made on the spot market.  Since 2015, our distillery products segment includes production and sales of our own branded alcohol products under the George Remus®,, TILL American Wheat Vodka®, and Tanner's Creek® Blended Bourbon Whiskey brands. During 2017, our five largest distillery products customers, combined, accounted for 23.5 percent of our consolidated net sales.

Food Grade Alcohol - The majority of our distillery capacities are dedicated to the production of high quality, high purity food grade alcohol for beverage and industrial applications.

Food grade alcohol sold for beverage applications, premium beverage alcohol, consists primarily of premium bourbon and rye whiskeys and GNS, including vodka and gin.  Our premium bourbon is created by distilling grains, primarily corn.  Our whiskey is made from fermented grain mash, including rye and corn. Our whiskeys are primarily sold as unaged new distillate, which are then aged by our customers from two to four years and are sold at various proof concentrations. Our GNS is sold in bulk quantities at various proof concentrations. Our gin is created by redistilling GNS together with proprietary formulations of botanicals or botanical oils.

Food grade industrial alcohol is used as an ingredient in foods (e.g., vinegar and food flavorings), personal care products (e.g., hair sprays and hand sanitizers), cleaning solutions, pharmaceuticals, and a variety of other products.  We sell food grade industrial alcohol in tank truck or rail car quantities direct to a number of industrial processors.

Fuel grade alcohol - Fuel grade alcohol is sold primarily for blending with gasoline to increase the octane and oxygen levels of the gasoline.  As an octane enhancer, fuel grade alcohol can serve as a substitute for lead and petroleum-based octane enhancers.  As an oxygenate, fuel grade alcohol has been used in gasoline to meet certain environmental regulations and laws relating to air quality by reducing carbon monoxide, hydrocarbon particulates, and other toxic emissions generated from the burning of gasoline.

Distillers Feed and related Co-Products - The bulk alcohol co-products sales include distillers feed, fuel grade alcohol, and corn oil. Distillers feed is principally derived from the mash from alcohol processing operations.  The mash is dried and sold primarily to processors of animal feeds as a high protein additive.  We produce fuel grade alcohol as a co-product of our food grade alcohol business at our Atchison facility. We produce corn oil as a value added co-product through a corn oil extraction process.

Warehouse Services - Customers who purchase unaged barreled distillate may, and in most cases do, also enter into separate warehouse service agreements with us for the storage of product for aging that include services for barrel put away, barrel storage, and barrel retrieval. Revenue from warehousing services is recognized upon providing the service and/or over the passage of time, as in the case of storage fees.

Ingredient Solutions Segment - Our ingredient solutions segment consists primarily of specialty wheat starches, specialty wheat proteins, commodity wheat starches, and commodity wheat proteins. Contracts with ingredients customers are generally price, volume, and term agreements, which are fixed for three or six month periods, with very few agreements of 12 months duration or longer.  During 2017, our five largest ingredient solutions customers, combined, accounted for 10.2 percent of our consolidated net sales.

Specialty Wheat Starches - Wheat starch is derived from the carbohydrate-bearing portion of wheat flour.  We produce a premium wheat starch powder by extracting the starch from the starch slurry, substantially free of all impurities and fibers, and then dry the starch in spray, flash, or drum dryers.

A substantial portion of our premium wheat starch is altered during processing to produce certain unique specialty wheat starches designed for special applications.  We sell our specialty wheat starches on a global basis, primarily to food processors and distributors.

We market our specialty wheat starches under the trademarks Fibersym® Resistant Starch series, FiberRite® RW Resistant Starch, Pregel® Instant Starch series, and Midsol® Cook-up Starch series. They are used primarily for food applications as an ingredient in a variety of food products to affect their nutritional profile, appearance, texture, tenderness, taste, palatability, cooking temperature, stability, viscosity, binding, and freeze-thaw characteristics.  Important physical properties contributed by wheat starch include whiteness, clean flavor, viscosity, and texture.  For example, our starches are used to improve the taste and texture of cream puffs, éclairs, puddings, pie fillings, breading, and batters; to improve the size, symmetry, and taste of angel food cakes; to alter the viscosity of soups, sauces, and gravies; to improve the freeze-thaw stability and shelf life of fruit pies and other frozen foods; to improve moisture retention in microwavable foods; and to add stability and to improve spreadability in frostings, mixes, glazes, and sugar coatings.

Our wheat starches, as a whole, generally compete primarily with corn starch, which dominates the United States starch market.  However, the unique characteristics of our specialty wheat starches provide a number of advantages over corn and other starches for certain baking and other end uses.

Specialty Wheat Proteins - We have developed a number of specialty wheat proteins for food applications. Specialty wheat proteins are derived from vital wheat gluten through a variety of proprietary processes which change its molecular structure.  Specialty wheat proteins for food applications include the products Arise® and Trutex®.

In June 2017, we announced the addition of new clean label ingredients to our Arise® line of wheat protein isolates. Along with Arise® 8000, this new series includes Arise® 8100 and Arise® 8200. Each of these ingredients is also Non-GMO Project Verified. In September 2017, we announced additions to our extensive Non-GMO Project Verified food ingredients portfolio of TruTex® 751, TruTex® 1501, TruTex® 2240, and TruTex® Redishred 65 textured wheat proteins.

Our specialty wheat proteins generally compete with other ingredients and modified proteins having similar characteristics, primarily soy proteins and other wheat proteins, with differentiation being based on factors such as functionality, price, and, in the case of food applications, flavor.

Commodity Wheat Starches - As is the case with value added wheat starches, our commodity wheat starches have both food and non-food applications, but such applications are more limited than those of value added wheat starches and typically sell for a lower price in the marketplace.  Commodity wheat starches compete primarily with corn starches, which dominate the marketplace and prices generally track the fluctuations in the corn starch market.

Commodity Wheat Proteins - Commodity wheat protein, or vital wheat gluten, is a free-flowing light tan powder which contains approximately 70 to 80 percent protein.  When we process wheat flour to derive starch, we also derive vital wheat gluten.  Vital wheat gluten is added by bakeries and food processors to baked goods, such as breads, and to pet foods, cereals, processed meats, and fish and poultry to improve the nutritional content, texture, strength, shape, and volume of the product.  The neutral flavor and color of vital wheat gluten also enhances the flavor and color of certain foods.  The cohesiveness and elasticity of the gluten enables the dough in wheat and other high protein breads to rise and to support added ingredients, such as whole cracked grains, raisins and fibers.  This allows bakers to make an array of different breads by varying the gluten content of the dough.  Vital wheat gluten is also added to white breads, hot dog buns, and hamburger buns to improve the strength and cohesiveness of the product.

COMPETITIVE CONDITION
While we believe that the overall market environment offers considerable growth opportunities for us in 2018 and beyond, the markets in which our products are sold are competitive. Our products compete against similar products of many large and small companies. In our distillery products segment, competition is based primarily on product innovation, product characteristics, functionality, price, service, and quality factors, such as flavor. In our ingredient solutions segment, competition is based primarily on product innovation, product characteristics, price, name, color, flavor, or other properties that affect how the ingredient is being used.

PATENTS, TRADEMARKS, AND LICENSES

We are involved in a number of patent-related activities, primarily within our ingredient solutions segment.  We have filed patent applications to protect a range of inventions made in our research and development efforts, including inventions relating to applications for our products.  Some of these patents or licenses cover significant product formulation and processes used to manufacture our products.

SEASONALITY

Our sales are generally not seasonal.

TRANSPORTATION

Historically, our output has been transported to customers by truck and rail, most of which is provided by common carriers. We use third party transportation companies to help us manage truck and rail carriers who deliver our products to our North American customers. As of December 31, 2017, we leased 223 rail cars under operating leases.

RAW MATERIALS AND PACKAGING MATERIALS

Our principal distillery products segment raw materials, or input costs, are corn and other grains (including rye, barley, wheat, barley malt, and milo), which are processed into food grade alcohol and distillery co-products consisting of distillers feed, fuel grade alcohol, and corn oil. Our principal ingredient solutions segment raw material is wheat flour, which is processed into starches and proteins.  The cost of grain has, at times, been subject to substantial fluctuation.

In 2017, we purchased most of our grain requirements from two suppliers, Bunge Milling, Inc. ("Bunge") and Consolidated Grain and Barge Co. ("CGB"). Our current grain supply contracts with Bunge and CGB expire on December 31, 2021 and December 31, 2020, respectively. Through these contracts, we purchase grain for delivery into the future at negotiated prices based on several factors.  We also order wheat flour for delivery into the future at negotiated prices based on several factors.  We provide for our wheat flour requirements through a supply contract with Ardent Mills, which expires July 10, 2019. We typically enter contracts for future delivery only to protect margins on contracted alcohol sales, expected ingredient sales, and general usage.

Our principal packaging material for our distillery products segment is oak barrels. Both new and used barrels are utilized for the aging of premium bourbon and rye whiskeys. We purchase oak barrels from multiple suppliers and some customers supply their own barrels.

We also source food grade alcohol from Pacific Ethanol Central, LLC ("Pacific Ethanol"), formerly Illinois Corn Processing, LLC ("ICP"), which was our 30 percent-owned joint venture until July 3, 2017 when it was divested and sold to Pacific Ethanol. Additional information related to ICP and the divestiture is in "Equity Method Investments" below, the MD&A, and Note 3.

ENERGY

Natural gas is an input cost used to operate boilers to make steam heat.  We procure natural gas for our facilities in the open market from various suppliers.  We have a risk management program whereby we may purchase contracts for the delivery of natural gas for delivery into the future at negotiated prices based on several factors, or we can purchase futures contracts on the exchange.  Depending on existing market conditions, in Atchison we use our ability to transport gas through a gas pipeline owned by a wholly-owned subsidiary.  Historically, prices of natural gas have been higher in the late fall and winter months than during other periods.

EMPLOYEES

As of December 31, 2017, we had a total of 317 employees.  A collective bargaining agreement covering 99 employees at the Atchison facility expires on August 31, 2019.  A collective bargaining agreement covering 62 employees at the Lawrenceburg facility expires on December 31, 2022.  We consider our relations with our personnel generally to be good.

REGULATION

We are subject to a broad range of federal, state, local, and foreign laws and regulations intended to protect public health and the environment.  Our operations are also subject to regulation by various federal agencies, including the Alcohol and Tobacco Tax Trade Bureau ("TTB"), the Occupational Safety and Health Administration ("OSHA"), the Food and Drug Administration ("FDA") the United States Environmental Protection Agency ("EPA"), and by various state and local authorities.  Such laws and regulations cover virtually every aspect of our operations, including production and storage facilities, distillation and maturation requirements, importing ingredients, distribution of beverage alcohol products, marketing, pricing, labeling, packaging, advertising, water usage, waste water discharge, disposal of hazardous wastes and emissions, and other matters. In addition, beverage alcohol products are subject to customs duties or excise taxation in many countries, including taxation at the federal, state, and local level in the United States.

EQUITY METHOD INVESTMENTS

Illinois Corn Processing, LLC ("ICP"). In November 2009, we completed a series of transactions to form ICP, which produced high quality food grade alcohol, chemical intermediates, and fuel. In connection with these transactions, we entered into agreements with ICP and ICP Holdings, an affiliate of SEACOR Holdings, Inc. One of the agreements was the LLC Interest Purchase Agreement under which we sold ICP Holdings 50 percent of the membership interest in ICP.  This agreement also gave ICP Holdings the option to purchase up to an additional 20 percent of the membership interest in ICP, and on February 1, 2012, ICP Holdings exercised its option and purchased an additional 20 percent from us, reducing our ownership from 50 percent to 30 percent.

On July 3, 2017, we sold our 30 percent equity ownership interest in ICP to Pacific Ethanol pursuant to an Agreement and Plan of Merger ("Merger Agreement") entered into on June 26, 2017. Illinois Corn Processing Holdings, Inc., an affiliate of SEACOR Holdings, Inc., held the remaining equity in ICP that was also sold pursuant to the Merger Agreement (Note 3).

D.M. Ingredients GmbH ("DMI").  In 2007, we acquired a 50 percent interest in DMI, a German joint venture company that produced certain of our specialty ingredients products through a toller for distribution in the European Union ("E.U.") and elsewhere.

On December 29, 2014, we gave notice to DMI and to our partner in DMI, Crespel and Dieters GmbH & Co. KG ("C&D"), to terminate our joint venture effective June 30, 2015. On June 30, 2015, normal operations for DMI ceased and, under German law, a one year winding down process began once the registration of resolutions, appointment of liquidators, inventory count, and publication of the notice to potential creditors was complete, which occurred on October 29, 2015. On December 23, 2016, we received our portion of the remaining DMI liquidation proceeds as a return of our investment (Note 3).

EXECUTIVE OFFICERS OF THE REGISTRANT

Our officers as of December 31, 2017 and their ages as of March 1, 2018:

Name	Age	Principal Occupation and Business Experience
Augustus C. Griffin	58
President and Chief Executive Officer for the Company since July 2014 and member of the Board of Directors for the Company since August 2014. Executive Vice President of Marketing for Next Level Spirits from April 2013 to January 2014. Brand and Business Consultant for Nelson's Green Brier Distillery from November 2011 to March 2013. Senior Vice President, Global Managing Director for Brown Forman Corporation's flagship Jack Daniels business from January 2008 to April 2011.

Thomas K. Pigott	53
Vice President, Finance and Chief Financial Officer for the Company since September 2015. Vice President of Finance for the Kraft Foods Group Meal Solutions Division from March 2015 to August 2015. Vice President of Finance for the Kraft Foods Group Meals and Desserts Business Unit from May 2014 to March 2015. Vice President of Finance and Chief Audit Executive for the Kraft Foods Group from October 2012 to April 2014. Vice President of Finance for the Pizza Division at Nestle, U.S.A. from April 2010 to October 2012.

Stephen J. Glaser	57
Vice President, Production and Engineering for the Company since October 2015. Corporate Director of Operations for the Company from January 2014 to October 2015. Plant Manager for the Company of the Atchison facility from May 2011 to December 2013.

David E. Dykstra	54	Vice President, Alcohol Sales and Marketing for the Company since 2009.
Michael R. Buttshaw	55	Vice President, Ingredient Sales and Marketing for the Company since December 2014. Vice President of Sales for the ingredient group at Southeastern Mills, Inc. from October 2010 to November 2014.
David E. Rindom	62	Vice President and Chief Administrative Officer for the Company since December 2015. Vice President, Human Resources for the Company from June 2000 to December 2015.
Andrew P. Mansinne	58
Vice President, Brands for the Company since November 2016. Managing director at Intercontinental Beverage Capital and President of Tattico Strategies from March 2015 to October 2016. President of Aveniu Brands from May 2010 to April 2014.

ITEM 1A.  RISK FACTORS

Our business is subject to certain risks and uncertainties that could cause actual results and events to differ materially from forward looking statements.  The following discussion identifies those which we consider to be most important. The following discussion of risks is not all inclusive. Additional risks not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, or results of operations.

RISKS THAT AFFECT OUR BUSINESS AS A WHOLE

An interruption of operations, a catastrophic event at our facilities, or a disruption of transportation services could negatively affect our business.

Although we maintain insurance coverage for various property damage and loss events, an interruption in or loss of operations at either of our production facilities could reduce or postpone production of our products, which could have a material adverse effect on our business, results of operations, or financial condition. To the extent that our value added products rely on unique or proprietary processes or techniques, replacing lost production by purchasing from outside suppliers would be difficult.

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

We also store a substantial amount of our own inventory of aged premium bourbon and rye whiskeys at our Lawrenceburg facility. If there was a catastrophic event at our Lawrenceburg facility, our business, financial condition, or results of operations could be adversely affected. The loss of a significant amount of our aged inventory through fire, natural disaster, or otherwise, could result in a reduction in supply of the affected product or products and could affect our long-term growth.

A disruption in transportation services could result in difficulties supplying materials to our facilities and impact our ability to deliver products to our customers in a timely manner, and our business, financial condition, or results of operations could be adversely affected.

Our profitability is affected by the costs of grain, wheat flour, and natural gas, or input costs, that we use in our business, the availability and costs of which are subject to weather and other factors beyond our control.  We may not be able to recover the costs of commodities and energy by increasing our selling prices.

Grain and wheat flour costs are a significant portion of our costs of goods sold. Historically, the cost of such raw materials has, at times, been subject to substantial fluctuation, depending upon a number of factors which affect commodity prices in general and over which we have no control.  These include crop conditions, weather, disease, plantings, government programs and policies, competition for acquisition of inputs such as agricultural commodities, purchases by foreign governments, and changes in demand resulting from population growth and customer preferences.  The price of natural gas also fluctuates based on anticipated changes in supply and demand, weather, and the prices of alternative fuels.  Fluctuations in the price of commodities and natural gas can be sudden and volatile at times and have had, from time to time, significant adverse effects on the results of our operations. Higher energy costs could result in higher transportation costs and other operating costs.

We do not enter into futures and options contracts ourselves because we can purchase grain and wheat flour for delivery into the future under our grain and wheat flour supply agreements.  We intend to contract for the future delivery of grain and wheat flour only to protect margins on expected sales.  On the portion of volume not contracted, we attempt to recover higher commodity costs through higher selling prices, but market considerations may not always permit this result.  Even where prices can be adjusted, there is likely a lag between when we experience higher commodity or natural gas costs and when we might be able to increase prices.  To the extent we are unable to timely pass increases in the cost of raw materials to our customers under sales contracts, market fluctuations in the cost of grain, natural gas, and ethanol may have a material adverse effect on our business, financial condition, or results of operations.

We have a high concentration of certain raw material and finished goods purchases from a limited number of suppliers which exposes us to risk.

We have signed supply agreements with Bunge and CGB for our grain supply (primarily corn) and with Ardent Mills for our wheat flour. The Company also procures some textured wheat proteins through a third-party toll manufacturer in the United States. If any of these companies encounters an operational or financial issue, or otherwise cannot meet our supply demands, it could lead to an interruption in supply to us and/or higher prices than those we have negotiated or than are available in the market at the time, and in turn, have a material adverse effect on our business, financial condition, or results of operations.

The markets for our products are very competitive, and our business could be negatively affected if we do not compete effectively.

The markets for products in which we participate are very competitive. Our principal competitors in these markets have substantial financial, marketing, and other resources, and several are much larger enterprises than us.

We are dependent on being able to generate net sales and other operating income in excess of the costs of products sold in order to obtain margins, profits, and cash flows to meet or exceed our targeted financial performance measures.  Competition is based on such factors as product innovation, product characteristics, product quality, pricing, color, and name.  Pricing of our products is partly dependent upon industry capacity, which is impacted by competitor actions to bring online idled capacity or to build new production capacity.  If market conditions make our products too expensive for use in consumer goods, our revenues could be affected.  If our principal competitors were to decrease their pricing, we could choose to do the same, which could adversely affect our margins and profitability.  If we did not do the same, our revenues could be adversely affected due to the potential loss of sales or market share. Our revenue growth could also be adversely affected if we are not successful in developing new products for our customers or as a result of new product introductions by our competitors.  In addition, more stringent new customer demands may require us to make internal investments to achieve or sustain competitive advantage and meet customer expectations.

Unsuccessful research activities or product launches could affect our business.

Research activities and product launch activities are inherently uncertain.  The failure to launch a new product successfully could give rise to inventory write-offs and other costs and could affect consumer perception of an existing brand. Any significant changes in consumer preferences and failure to anticipate and react to such changes could result in reduced demand for our products.  If we were to have unsuccessful research activities or product launches, our business, financial condition, or results of operations could be adversely affected.

Work disruptions or stoppages by our unionized workforce could cause interruptions in our operations.

As of December 31, 2017, approximately 161 of our 317 employees were members of a union.  Although our relations with our two unions are stable and our labor contracts do not expire until August 2019 and December 2022, there is no assurance that we will not experience work disruptions or stoppages in the future, which could have a material adverse effect on our business, financial condition, or results of operations and could adversely affect our relationships with our customers.

If we were to lose any of our key management personnel, we may not be able to fully implement our strategic plan, our system of internal controls could be impacted.

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

If we cannot attract and retain key management personnel, or if our search for qualified personnel is prolonged, our system of internal controls may be affected, which could lead to an adverse effect on our business, financial condition, or results of operations. In addition, it could be difficult, time consuming, and expensive to replace any key management member or other critical personnel, and no guarantee exists that we will be able to recruit suitable replacements or assimilate new key management personnel into our organization.

Covenants and other provisions in our credit arrangements could hinder our ability to operate.  Our failure to comply with covenants in our credit arrangements could result in the acceleration of the debt extended under such agreements, limit our liquidity, and trigger other rights of our lenders.

Our credit arrangements (Item 5 and Note 5) contain a number of financial and other covenants that include provisions which require us, in certain circumstances, to meet certain financial tests.  These covenants could hinder our ability to operate and could reduce our profitability.  The lender may also terminate or accelerate our obligations under our credit arrangements upon the occurrence of various events in addition to payment defaults and other breaches.  Any acceleration of our debt or termination of our credit arrangements would negatively impact our overall liquidity and might require us to take other actions to preserve any remaining liquidity.  Although we anticipate that we will be able to meet the covenants in our credit arrangements, there can be no assurance that we will do so, as there are a number of external factors that affect our operations over which we have little or no control, that could have a material adverse effect on our business, financial condition, or results of operations.

Product recalls or other product liability claims could materially and negatively affect our business.

Selling products for human consumption involves inherent legal and other risks, including product contamination, spoilage, product tampering, allergens, or other adulteration. We could decide to, or be required to, recall products due to suspected or confirmed product contamination, adulteration, misbranding, tampering, or other deficiencies. Although we maintain product recall insurance, product recalls or market withdrawals could result in significant losses due to their costs, the destruction of product inventory, and lost sales due to the unavailability of the product for a period of time. We could be adversely affected if our customers lose confidence in the safety and quality of certain of our products, or if consumers lose confidence in the food and beverage safety system generally. Negative attention about these types of concerns, whether or not valid, may damage our reputation, discourage consumers from buying our products, or cause production and delivery disruptions.

We may also suffer losses if our products or operations cause injury, illness, or death. In addition, we could face claims of false or deceptive advertising or other criticism. A significant product liability or other legal judgment or a related regulatory enforcement action against us, or a significant product recall, may materially and adversely affect our reputation and profitability. Moreover, even if a product liability or other legal or regulatory claim is unsuccessful, has no merit, or is not pursued, the negative publicity surrounding assertions against our products or processes could have a material adverse effect our business, financial condition, or results of operations.

We are subject to extensive regulation and taxation, as well as compliance with existing or future laws and regulations, which may require us to incur substantial expenditures.

We are subject to a broad range of federal, state, local, and foreign laws and regulations intended to protect public health and the environment.  Our operations are also subject to regulation by various federal agencies, including the TTB, OSHA, the FDA, the EPA, and by various state and local authorities.  Such laws and regulations cover virtually every aspect of our operations, including production and storage facilities, distillation and maturation requirements, importing ingredients, distribution of beverage alcohol products, marketing, pricing, labeling, packaging, advertising, water usage, waste water discharge, disposal of hazardous wastes and emissions, and other matters. In addition, beverage alcohol products are subject to customs, duties, or excise taxation in many countries, including taxation at the federal, state, and local level in the United States.

Violations of any of these laws and regulations may result in administrative, civil, or criminal fines or penalties being levied against us, including temporary or prolonged cessation of production, revocation or modification of permits, performance of environmental investigatory or remedial activities, voluntary or involuntary product recalls, or a cease and desist order against operations that are not in compliance with applicable laws. These laws and regulations may change in the future and we may incur material costs in our efforts to comply with current or future laws and regulations. These matters may have a material adverse effect on our business, financial condition, or results of operations.

A failure of one or more of our key information technology systems, networks, processes, associated sites, or service providers could have a negative impact on our business.

We rely on information technology ("IT") systems, networks, and services, including internet sites, data hosting and processing facilities and tools, hardware (including laptops and mobile devices), software and technical applications and platforms, some of which are managed and hosted by third party vendors to assist us in the management of our business. The various uses of these IT systems, networks, and services include, but are not limited to: hosting our internal network and communication systems; enterprise resource planning; processing transactions; summarizing and reporting results of operations; business plans, and financial information; complying with regulatory, legal, or tax requirements; providing data security; and handling other processes necessary to manage our business. Although we have some offsite backup systems and a disaster recovery plan, any failure of our information systems could adversely impact our ability to operate.  Routine maintenance or development of new information systems may result in systems failures, which may have a material adverse effect on our business, financial condition, or results of operations.

Increased IT security threats and more sophisticated cyber crime pose a potential risk to the security of our IT systems, networks, and services, as well as the confidentiality, availability, and integrity of our data. This can lead to outside parties having access to our privileged data or strategic information, our employees, or our customers.  Any breach of our data security systems or failure of our information systems may have a material adverse impact on our business operations and financial results.  If the IT systems, networks, or service providers we rely upon fail to function properly, or if we suffer a loss or disclosure of business or other sensitive information due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our disaster recovery plans do not effectively address these failures on a timely basis, we may suffer interruptions in our ability to manage operations and reputational, competitive, or business harm, which may have a material adverse effect on our business, financial condition, or results of operations. In addition, such events could result in unauthorized disclosure of material confidential information, and we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us or to our partners, our employees, customers, and suppliers. Although we maintain insurance coverage for various cybersecurity risks, in any of these events, we could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and IT systems.

Damage to our reputation, or that of any of our key customers or their brands, could affect our business performance.

The success of our products depends in part upon the positive image that consumers have of the third party brands that use our products.  Contamination, whether arising accidentally or through deliberate third party action, or other events that harm the integrity or consumer support for our and/or our customers' products could affect the demand for our and/or our customers' products. Unfavorable media, whether accurate or not, related to our industry, to us, our products, or to the brands that use our products, marketing, personnel, operations, business performance, or prospects could negatively affect our corporate reputation, stock price, ability to attract high quality talent, or the performance of our business. Negative publicity or commentary on social media outlets could cause consumers to react rapidly by avoiding our brands or by choosing brands offered by our competitors, which could have a material adverse effect on our business, financial condition, or results of operations.

We may not be able to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties.

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

Our intellectual property rights may not be upheld if challenged. Such claims, if they are proved, could materially and adversely affect our business and may lead to the impairment of the amounts recorded for goodwill and other intangible assets. If we are unable to maintain the proprietary nature of our technologies, we may lose any competitive advantage provided by our intellectual property. We and our customers and other users of our products may be subject to allegations that we or they or certain uses of our products infringe the intellectual property rights of third parties. The outcome of any litigation is inherently uncertain. Any intellectual property claims, with or without merit, could be time-consuming and expensive to resolve, could divert management attention from executing our business plan, and could require us or our customers or other users of our products to change business practices, pay monetary damages, or enter into licensing or similar arrangements. Any adverse determination related to intellectual property claims or litigation could be material to our business, financial condition, or results of operations.
Climate change, or legal, regulatory or market measures to address climate change, may negatively affect our business or operations, and water scarcity or quality could negatively impact our production costs and capacity.
Increasing concentrations of carbon dioxide and other greenhouse gases in the atmosphere may have an adverse effect on global temperatures, weather patterns, and the frequency and severity of extreme weather events and natural disasters. In the event that climate change, or legal, regulatory, or market measures enacted to address climate change, has a negative effect on agricultural productivity in the regions from which we procure agricultural products such as corn and wheat, we could be subject to decreased availability or increased prices for a such agricultural products, which could have a material adverse effect on our business, financial condition, or results of operations.
Water is the main ingredient in substantially all of our distillery products and is necessary for the production of our food ingredients. It is also a limited resource, facing unprecedented changes from climate change, increasing pollution, and poor management. As demand for water continues to increase, water becomes more scarce and the quality of available water deteriorates, we may be affected by increasing production costs or capacity constraints, which could have a material adverse effect on our business, financial condition, or results of operations.

RISKS SPECIFIC TO OUR DISTILLERY PRODUCTS SEGMENT

The relationship between the price we pay for grain and the sales prices of our distillery co-products can fluctuate significantly and negatively impact our business.

Distillers feed, fuel grade alcohol, and corn oil are the principal co-products of our alcohol production process and can contribute in varying degrees to the profitability of our distillery products segment.  Distillers feed and corn oil are sold for prices which historically have tracked the price of corn, but certain of our co-products compete with similar products made from other plant feedstocks, the cost of which may not have risen in unison with corn prices.  We sell fuel grade alcohol, the prices for which typically, but not always, have tracked price fluctuations in gasoline prices.  As a result, the profitability of these products could be adversely affected, which could be material to our business, financial condition, or results of operations.

Our strategic plan involves significant investment in the aging of barreled distillate. Decisions concerning the quantity of maturing stock of our aged distillate could materially affect our future profitability.

There is an inherent risk in determining the quantity of maturing stock of aged distillate to lay down in a given year for future sales as a result of changes in consumer demand, pricing, new brand launches, changes in product cycles, and other factors. Demand for products can change significantly between the time of production and the date of sale. It may be more difficult to make accurate predictions regarding new products and brands. Inaccurate decisions and/or estimations could lead to an inability to supply future demand or lead to a future surplus of inventory and consequent write-down in the value of maturing stocks of aged distillate.  As a result, our business, financial condition, or results of operations could be materially adversely affected.

If the brands we develop or acquire do not achieve consumer acceptance, our growth may be limited, which could have a material adverse impact on our business, financial condition, or results of operations.

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

•
We depend, in part, on the marketing initiatives and efforts of our independent distributors in promoting our products and creating consumer demand, and we have limited, or no, control regarding their promotional initiatives or the success of their efforts.

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

•	Our brands compete with the brands of our bulk alcohol customers.

Warehouse expansion issues could negatively impact our operations and our business.

On October 21, 2015, we announced a major expansion in warehousing capacity. The program includes both the refurbishment of existing warehouse buildings and the construction of new warehouses. The first projects included in this program were completed in late 2015, with additional projects completed in 2016 and 2017. This program is expected to be continued into the future. There is the potential risk of completion delays, including risk of delay associated with required permits and cost overruns, which could have a material adverse effect our business, financial condition, or results of operations.

We may be subject to litigation directed at the beverage alcohol industry.

Companies in the beverage alcohol industry are, from time to time, exposed to class action or other litigation relating to alcohol advertising, product liability, alcohol abuse problems or health consequences from the misuse of alcohol. Such litigation may result in damages, penalties or fines as well as damage to our reputation, which could have a material adverse effect on our business, financial condition, or results of operations.

A change in public opinion about alcohol could reduce demand for our products.

For many years, there has been a high level of social and political attention directed at the beverage alcohol industry.  The attention has focused largely on public health concerns related to alcohol abuse, including drunk driving, underage drinking, and the negative health impacts of the abuse and misuse of beverage alcohol. Anti-alcohol groups have, in the past, advocated successfully for more stringent labeling requirements, higher taxes, and other regulations designed to discourage alcohol consumption.  More restrictive regulations, higher taxes, negative publicity regarding alcohol consumption and/or changes in consumer perceptions of the relative healthfulness or safety of beverage alcohol could decrease sales and consumption of alcohol, and thus, the demand for our products.  This could, in turn, significantly decrease both our revenues and our revenue growth and have a material adverse effect on our business, financial condition, or results of operations.

Changes in consumer preferences and purchases, and our ability to anticipate or react to them, could negatively affect our business results.

We compete in highly competitive markets, and our success depends on our continued ability to offer our customers and consumers appealing, high-quality products. In recent years there has been increased demand for the products we produce, including, in particular, increased demand for bourbons and rye whiskeys.  Customer and consumer preferences and purchases may shift due to a host of factors, many of which are difficult to predict, including:

•	demographic and social trends;

•	economic conditions;

•	public health policies and initiatives;

•	changes in government regulation and taxation of beverage alcohol products;

•	the potential expansion of legalization of, and increased acceptance or use of, marijuana; and

•	changes in travel, leisure, dining, entertaining, and beverage consumption trends.

If our customers and consumers shift away from spirits (particularly brown spirits, such as our premium bourbon and rye whiskeys), our business, financial condition, or results of operations could be adversely affected.

RISKS SPECIFIC TO OUR INGREDIENT SOLUTIONS SEGMENT

Our focus on higher margin specialty ingredients may make us more reliant on fewer, more profitable customer relationships.

Our strategic plan for our ingredient solutions segment includes focusing our efforts on the sale of specialty proteins and starches to targeted domestic consumer packaged goods customers.  Our major focus is directed at food ingredients, which are primarily used in foods that are developed to address consumers’ desire for healthier and more convenient products; these consist of dietary fiber, wheat protein isolates and concentrates, and textured wheat proteins.  The bulk of our applications technology and research and development efforts are dedicated to providing customers with specialty ingredient solutions that deliver nutritional benefits, as well as desired functional and sensory qualities to their products.  Our business, financial condition, and results of operations could be materially adversely affected if our customers were to reduce their new product development ("NPD") activities or cease using our unique dietary fibers, starches, and proteins in their NPD efforts.

Products competing with our Fibersym® resistant starch could lead to a decrease in sales volume or pricing, a decrease in margins and lower profitability.

Our patent rights to Fibersym® expired on June 6, 2017. We face competition with our Fibersym® resistant starch. The competition could lead to diminished returns and lower our margins. This factor could result in significant costs and could have a material adverse effect on our business, financial condition, and results of operations.
In November 2016, we announced that we filed a citizen petition with the FDA asking the agency to further confirm the status of our patented Fibersym® RW and FiberRite® RW resistant wheat starches as dietary fiber. A list of dietary fibers is currently being developed by the FDA under new food labeling rules, which were published on May 27, 2016 and had a scheduled compliance date of July 26, 2018. While our citizen petition is undergoing review, the current status of Fibersym® RW, along with FiberRite® RW, as accepted dietary fiber and a recognized fiber fortifying ingredient remains in place. A delay in confirmation by the FDA of our patented Fibersym® RW and FiberRite® RW resistant wheat starches as dietary fiber under the new food labeling rules in a timely manner could have a material adverse impact on ingredient solutions segment operating results.
Adverse public opinion about any of our specialty ingredients could reduce demand for our products.
Consumer preferences with respect to our specialty ingredients might change. In fact, in recent years, we have noticed shifting consumer preferences and media attention directed to gluten, gluten intolerance, and "clean label" products. Shifting consumer preferences could decrease demand for our specialty ingredients. This could, in turn, significantly decrease our revenues and revenue growth, which could have a material adverse affect on our business, financial condition, and results of operations.

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
ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

MGP has three primary locations, one in Kansas, one in Indiana, and one in Kentucky. Grain processing, distillery, warehousing, research and quality control laboratories, principal executive offices, and a technical innovation center are located in Atchison, Kansas on a 28.5 acre campus. A distillery, warehousing, tank farm, quality control laboratory, and research and development facility are located on a 78 acre campus that spans portions of both Lawrenceburg and Greendale, Indiana. A warehousing facility is located on 33 acres in Williamstown, Kentucky, and is not yet in service.

These facilities are generally in good operating condition and are generally suitable for the business activity conducted therein.  We have existing manufacturing capacity to grow our ingredient solutions business at our Atchison facility, as needed.  All of our production facilities, executive office building, and technical innovation center are owned, and all of our owned properties are subject to mortgages in favor of one or more of our lenders.  We also own or lease transportation equipment and facilities and a gas pipeline as described under Item 1. Business - Transportation and Item 1. Business - Energy.

ITEM 3.  LEGAL PROCEEDINGS

None.
ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Equity compensation plan information is incorporated by reference from Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," of this document, should be considered an integral part of Item 5. Our Common Stock is traded on the NASDAQ Global Select Market under the ticker symbol MGPI.  As of February 23, 2018, there were approximately 415 holders of record of our Common Stock. According to reports received from NASDAQ, the average daily trading volume of our Common Stock (excluding block trades) ranged from 44,900 to 918,300 shares during the year ended December 31, 2017.

HISTORICAL STOCK PRICES AND DIVIDENDS

The table below reflects the high and low sales prices of our Common Stock and the details of dividends and dividend equivalents per share for each quarter of 2017 and 2016:

	Stock Sales Price		Dividend and Dividend Equivalent Information (per Share and Unit)
	High	Low	Declared	Paid
2017
First Quarter	$56.17	$41.16	$0.04	$0.04
Second Quarter	58.00	47.64	0.04	0.04
Third Quarter	62.00	49.58	0.89	0.89
Fourth Quarter	80.75	60.30	0.04	0.04
			$1.01	$1.01
2016
First Quarter	$26.52	$19.91	$0.08	$—
Second Quarter	39.50	22.11	—	0.08
Third Quarter	44.25	33.38	0.02	0.02
Fourth Quarter	53.22	31.93	0.02	0.02
			$0.12	$0.12

Our credit agreement with Wells Fargo Bank, National Association ("N.A.") (the "Credit Agreement") and our Note Purchase and Private Shelf Agreement (the "Note Purchase Agreement") with PGIM, Inc. ("Prudential Capital Group") (Note 5) allow for the payment of cash dividends as defined in Restricted Payments of the Credit Agreement and the Note Purchase Agreement.  Restricted Payments are allowed as long as no Default exists, or will exist, after giving effect thereto on the date thereof, and on a Pro Forma Basis as if the Restricted Payment occurred on the last day of the most recently ended four-fiscal quarter period (with the terms Default and Pro Forma Basis as defined in the Credit Agreement and the Note Purchase Agreement) (Note 5).

On February 21, 2018, the Board of Directors declared a quarterly dividend payable to stockholders of record as of March 9, 2018, of our Common Stock and a dividend equivalent payable to holders of restricted stock units ("RSUs") as of March 9, 2018, of $0.08 per share and per unit.  The dividend payment and dividend equivalent payment will occur on March 23, 2018.

We expect to continue our policy of paying quarterly cash dividends, although there is no assurance as to the declaration or amount of any future dividends because they are dependent on future earnings, capital requirements, and debt service obligations.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return of our Common Stock for the five year period ended December 31, 2017, against the cumulative total return of the S&P 500 Stock Index (broad market comparison), Russell 3000 - Beverage and Distillers (line of business comparison), and Russell 2000 - Consumer Staples (line of business comparison). The graph assumes $100 (one hundred dollars) was invested on December 31, 2012, and that all dividends were reinvested.

PURCHASES OF EQUITY SECURITIES BY ISSUER

We did not sell equity securities during the quarter ended December 31, 2017.

Issuer Purchases of Equity Securities

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2017 through October 31, 2017	—		—	—	—
November 1, 2017 through November 30, 2017	42,663	(a)	$74.21	—	—
December 1, 2017 through December 31, 2017	1,653	(a)	72.96	—	—
Total	44,316			—

(a)	Vested RSU awards under the 2004 Plan that were purchased to cover employee withholding taxes.

ITEM 6. SELECTED FINANCIAL DATA AND SUPPLEMENTARY FINANCIAL INFORMATION

	Year Ended December 31,
	2017(a)(e)(g)(h)	2016(a)(e)(f)	2015(a)	2014(a)(b)	2013(c)
Consolidated Statements of Income (Loss) Data:
Net sales	$347,448	$318,263	$327,604	$313,403	$323,264
Income (loss) before income taxes(d)	$52,758	$44,717	$38,418	$25,940	$(6,521)
Net income (loss)	$41,823	$31,184	$26,191	$23,675	$(4,929)

Basic and Diluted Earnings (Loss) Per Share ("EPS")
Income (loss) from continuing operations	$2.44	$1.82	$1.48	$1.32	$(0.34)
Income from discontinued operations	—	—	—	—	0.05
Net income (loss)	$2.44	$1.82	$1.48	$1.32	$(0.29)

Dividends and Dividend Equivalents Per Common Share	$1.01	$0.12	$0.06	$0.05	$0.05
Consolidated Balance Sheet Data:
Total assets	$240,328	$225,336	$194,310	$160,215	$151,329
Long-term debt, less current maturities	$24,182	$31,642	$30,115	$7,286	$21,611

(a)
During 2017, 2016, 2015, and 2014, we determined that we would more likely than not realize a portion of our deferred tax asset and reduced the valuation allowance by $578, $718, $2,385, and $7,446, respectively.

(b)	In January 2014 and October 2014, we experienced a fire at one of our facilities. Insurance recoveries totaled $8,290 for 2014.

(c)
In connection with the proxy contest related to our 2013 Annual Meeting of stockholders, we were involved in various proceedings with respect to MGP Ingredients, Inc. Voting Trust, the 2013 Annual Meeting, and the Special Committee of the Board of Directors and incurred $5,465 of expenses in 2013.

(d)	In 2013 we reported discontinued operations. Accordingly, the caption for 2013 was Loss from continuing operations before income taxes.

(e)
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. We elected to early adopt the ASU and, for 2017 and 2016, respectively, received a combined federal and state tax effected excess tax benefit of $4,625 and $1,571 from windfalls related to employee share-based compensation recognized as a reduction to income tax expense. Retrospective application to 2015, 2014, and 2013 was not required.

(f)	Net income for 2016 included a legal settlement agreement and a gain on sale of long-lived assets of $3,385 before tax.

(g)
On July 3, 2017, we completed the sale of our 30 percent equity ownership interest in ICP to Pacific Ethanol, consistent with a Merger Agreement entered into on June 26, 2017, and, as a result, recorded a gain on sale of equity method investment of $11,381 before tax, which is included in Net income for 2017 (Note 3).

(h)
On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the "Tax Act"), resulting in significant modifications to existing law. Following the guidance in SEC Staff Bulletin 118 ("SAB 118"), we recorded a provisional discrete net tax benefit in our Consolidated Statements of Income through net income of $3,343 in 2017. The ultimate impact may differ from the provisional amount, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we made, additional regulatory guidance that may be issued, and action we may take as a result of the Tax Act (Note 6).

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

OVERVIEW

MGP is a leading producer and supplier of premium distilled spirits and specialty wheat protein and starch food ingredients. Distilled spirits include premium bourbon and rye whiskeys and GNS, including vodka and gin. We are also a top producer of high quality industrial alcohol for use in both food and non-food applications. Our protein and starch food ingredients provide a host of functional, nutritional and sensory benefits for a wide range of food products to serve the packaged goods industry. We have two reportable segments: our distillery products segment and our ingredient solutions segment.

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

Our strategic plan seeks to leverage the positive macro trends we see in the industries where we compete while providing better insulation from outside factors, including swings in commodity pricing.  We believe the successful execution of our strategy will deliver strong operating income growth in 2018 and beyond. Specifically, our strategic plan is built on five key growth strategies: Maximize Value, Capture Value Share, Invest for Growth, Risk Management, and Build the MGP Brand. Each of these strategies, along with related 2017 accomplishments, is discussed below.

Maximize Value - We focus on maximizing the value of our current production volumes, particularly taking advantage of favorable macro trends in our distillery products segment, such as the growth of the American whiskey category that has continued to expand over the past several years. This includes shifting sales mix to higher margin products, such as premium bourbon and rye whiskeys, as well as extending the product range of our grain neutral spirits, including vodkas and gins. In our ingredient solutions segment, the macro trends include growth in high fiber, high protein, plant-based proteins, and non-GMO products.

Although these macro trends are currently favorable, we have seen competition intensify as industry participants in both of our segments seek to capitalize on consumers' interest in these categories. While we believe we are well-positioned to benefit from these favorable trends, we may also be negatively affected by the increase in competition in one or both of our segments. We intend to continue to focus on opportunities that will allow us to achieve the highest value from our production facilities.

Accomplishments

•
In March 2017, we announced the introduction of Non-GMO Project Verified GNS in our portfolio of premium distilled spirits, which consists of vodkas, gins, bourbons, and whiskeys. Our Non-GMO Project Verified GNS is produced in compliance with the Non-GMO Project Standard. Achieving this verification assures customers who require non-GMO products that we follow stringent best practices for GMO avoidance. The Non-GMO Project, a non-profit organization, offers North America’s only third party verification and labeling for non-GMO products.

•
In June 2017, we announced the addition of new clean label ingredients to our Arise® line of wheat protein isolates, and by fall 2017, our portfolio of Non-GMO Project Verified food ingredients included Arise® wheat protein isolates, HWG™ 2009 lightly hydrolyzed wheat protein, as well as TruTex® textured wheat proteins. In addition to providing protein enrichment, the Arise® protein isolates deliver a multitude of functional benefits across a wide range of bakery products and other food applications. Produced principally for use in vegetarian food applications, TruTex® develops a fibrous structure when hydrated and can be customized to take on the appearance beef, pork, poultry, and seafood.

•	Our shift in sales mix to higher margin products has contributed to a 17.6 percent increase in gross profit within the distillery products segment in 2017 over the prior year.

•	Our shift in sales mix to higher margin products has contributed to a 8.9 percent increase in gross profit within the ingredient solutions segment in 2017 over the prior year.
See the "Distillery Products Segment" and "Ingredient Solutions Segment" discussions.

Capture Value Share - We will work to develop partnerships to support brand creation, long-term growth, and to combine our innovation capabilities and industry expertise to provide unique solutions and offerings to the marketplace. In that way, we believe we will be able to realize full value for our operational capacity, quality, and commitment.

Accomplishments

•
In June 2017, we re-launched George Remus® Straight Bourbon Whiskey, a complex bourbon whiskey that showcases our signature, high-rye profile distilled at our Lawrenceburg facility. Initial distribution was in Ohio, Kentucky, Indiana, Kansas, Missouri, and Wisconsin. Distribution was further expanded to Nebraska, Minnesota, and Iowa later in 2017. We acquired the George Remus whiskey label in November 2016 from Queen City Whiskey LLC and have built on the brand’s existing reputation.

•
In September 2017, we announced the limited release of our first reserve bourbon. Remus® Repeal Reserve Straight Bourbon Whiskey was initially available in limited quantities in Indiana, Iowa, Kansas, Kentucky, Minnesota, Missouri, Nebraska, Ohio, Wisconsin, and Fairfield County, Connecticut. Remus® Repeal Reserve Straight Bourbon Whiskey is distilled at our Lawrenceburg facility.

•
In November 2017, we announced the 2017 fall release of Tanner's Creek® Blended Bourbon Whiskey, named for an Indiana waterway with ties to the earliest days of American distilling. Tanner's Creek® reflects our high-rye style of bourbon and is distilled at our Lawrenceburg facility.

•	In 2017, distribution of TILL American Wheat Vodka® was expanded to Kentucky, Nebraska, Wisconsin, Minnesota, and Ohio.

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

•	Selling, General, and Administrative Expenses ("SG&A"): As needed to support our long-term growth objectives, resources and capabilities are being added, particularly in sales and marketing.

Accomplishments

•	Regarding our Capital Expenditures growth strategy:
In 2017, we continued our warehouse expansion program as part of the implementation of our strategic plan to support the growth of the American whiskey category. The program includes both the refurbishment of existing warehouse buildings and the construction of new warehouses. We invested over $5,000 in this program in capital expenditures during 2017 and approximately $26,000 since the program's inception.

•	Regarding our Select Inventories growth strategy:
Given the available and anticipated barrel inventory capacity of our warehouses, we produce, and will continue to produce, certain volumes of premium bourbon and rye whiskeys that are in addition to current customer demand.  Product is barreled and included in our inventory.  Our goal is to maintain inventory levels of premium bourbon and rye whiskeys sufficient to support our own brands, engage in strategic partnerships, and sell on the wholesale market. We increased our premium bourbon and rye whiskey inventory by $14,785, at cost, during 2017.

•	Regarding our SG&A growth strategy:
We continued to invest in people and programs to support the development of our MGP brands platform.
We added a key management position in August 2017 when we appointed Thomas "T.J." Lynn to the newly created position of General Counsel and Corporate Secretary. In his previous role as a partner of Stinson Leonard Street LLP (since 2008), he led significant corporate finance and merger and acquisition transactions for a number of regional and national clients. He also has extensive experience in advising publicly-held companies, including the Company, on compliance with securities laws and with respect to corporate governance matters.

Risk Management - We will continue a strong disciplined approach to risk management, including robust analysis and prudent decision making, to minimize the impact of commodity pricing, and to promote adherence to established procedures, controls, and authority levels.

Accomplishment

•
In June 2017, we announced that we entered into a merger agreement with an affiliate of SEACOR Holdings, Inc. and Pacific Ethanol Central, LLC that resulted in a sale of our 30 percent equity ownership interest in ICP to Pacific Ethanol. The sale of ICP enables us to fully focus on growing our core businesses of premium beverage alcohol and specialty ingredients products. This transaction is another step in our strategic plan to realize the Company's full potential for our shareholders.

•
In 2017, we completed a British Retail Consortium ("BRC") audit with outstanding results, achieving a Grade AA rating for both our Atchison and Lawrenceburg facilities. Per the BRC standard, a Grade AA is awarded if five or fewer non-conformances are cited out of 256 total audit items, and our Atchison facility received zero non-conformances. Each year since undergoing its initial BRC audit in 2013, the Atchison facility's distillery has achieved BRC’s highest grade. The same is true with results of annual BRC audits that have been conducted at our Lawrenceburg facility since 2014. For the Atchison facility's protein and starch plant, 2017 marked the seventh time in as many years that it had scored the BRC’s highest rating.

Build the MGP Brand - We will continue to build our brand across all stakeholders, including shareholders, employees, partners, consumers, and communities. We intend to achieve this by producing consistent growth through an understandable business model, proactively engaging with the investment community, creating a desirable organization for our employees, strengthening our relationship with our customers and vendors, increasing awareness and understanding of MGP with our consumers, and supporting the communities in which we operate.

Accomplishments

•
In August 2017, we announced the successful completion of a new $150,000 revolving credit facility agreement with Wells Fargo Bank, N.A., and entered into a $20,000 term loan agreement with Prudential Capital Group. The new credit facility and fixed-rate term loan provides us with additional flexibility to support our long-term growth initiatives and enhance shareholder value.

•
In September 2017, we paid a special dividend of 85 cents per share of common stock, providing evidence of our ability to deliver strong returns to our shareholders. The successful sale of ICP, combined with our strong core cash flow generated by operations, solid balance sheet, and favorable access to credit markets gave us the financial and operational flexibility to continue to grow our business in 2017 while allowing us to provide shareholders with this special dividend.

•	In November 2017 we were named Supplier of the Year by a global leader in beverage alcohol, validating the success of our efforts to build strong partnerships with our customers.

•	In 2017, we continued our unbroken commitment to support our communities by providing strong financial support and donating time and leadership talent.

RESULTS OF OPERATIONS

Consolidated results

The table below details the year-versus-year consolidated results:

	Year Ended December 31,			Year-Versus-Year % Increase (Decrease)
	2017	2016	2015	2017 v. 2016		2016 v. 2015
Net sales	$347,448	$318,263	$327,604	9.2%		(2.9)%
Cost of sales	271,432	252,980	269,071	7.3		(6.0)
Gross profit	76,016	65,283	58,533	16.4		11.5
Gross margin %	21.9%	20.5%	17.9%	1.4	pp(a)	2.6	pp(a)
SG&A expenses	33,107	26,693	25,683	24.0		3.9
Other operating income, net	—	(3,385)	—	N/A		N/A
Operating income	42,909	41,975	32,850	2.2		27.8
Operating margin %	12.3%	13.2%	10.0%	(0.9)	pp	3.2	pp
Gain on sale of equity method investment	11,381	—	—	N/A		N/A
Equity method investment earnings (loss)	(348)	4,036	6,102	(108.6)		(33.9)
Interest expense, net	(1,184)	(1,294)	(534)	(8.5)		142.3
Income before income taxes	52,758	44,717	38,418	18.0		16.4
Income tax expense	10,935	13,533	12,227	(19.2)		10.7
Effective tax expense rate %	20.7%	30.3%	31.8%	(9.6)	pp	(1.5)	pp
Net income	$41,823	$31,184	$26,191	34.1%		19.1%
Net income margin %	12.0%	9.8%	8.0%	2.2	pp	1.8	pp

Basic and diluted EPS	$2.44	$1.82	$1.48	34.1%		23.0%

(a) Percentage points ("pp").

Discussion of consolidated results (order follows above table):

Net sales

Net Sales 2017 to 2016 - Net sales for 2017 were $347,448, an increase of 9.2 percent compared to 2016, which was the result of increased net sales in both segments. Within the distillery segment, net sales were up 9.7 percent. Driven by strong demand, net sales of higher margin premium beverage alcohol products increased 18.4 percent, partially offset by a decline in industrial alcohol net sales, which resulted in a net increase in total food grade alcohol net sales of 11.9 percent. Warehouse services revenue related to the storage of barreled whiskey also increased, while lower margin distillers feed and related co-products net sales declined. Within the ingredient solutions segment, net sales were up 6.5 percent. Specialty wheat starches, commodity wheat starches, and specialty wheat proteins increased, while net sales of commodity wheat proteins declined (see Distillery Products Segment and Ingredient Solutions Segment sections).

Net Sales 2016 to 2015 - Net sales for 2016 were $318,263, a decrease of 2.9 percent compared to 2015. Within the distillery segment, net sales were down 1.8 percent. Food grade alcohol net sales were down 1.1 percent, as industrial alcohol net sales declined, while net sales of higher margin premium beverage alcohol products increased 14.5 percent. Warehouse services revenue related to the storage of barreled whiskey also increased, while lower margin distillers feed and related co-products net sales declined. In the ingredient solutions segment, a net sales decline of 7.6 percent was driven by reductions across all product lines (see Distillery Products Segment and Ingredient Solutions Segment sections).

Gross profit

Gross profit 2017 to 2016 - Gross profit for 2017 was $76,016, an increase of 16.4 percent compared to 2016. The increase was driven by an increase in gross profit in both segments. In the distillery products segment, gross profit grew by $9,981, or 17.6 percent. In the ingredient solutions segment, gross profit grew by $752, or 8.9 percent (see Distillery Products Segment and Ingredient Solutions Segment results below).

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

SG&A expenses

SG&A expenses 2017 to 2016 - SG&A expenses for 2017 were $33,107, an increase of 24.0 percent compared to 2016. The increase in SG&A was primarily due to investments in the MGP brands platform (personnel costs and advertising and promotion) and an increase in incentive compensation.

SG&A expenses 2016 to 2015 - SG&A expenses for 2016 were $26,693, an increase of 3.9 percent compared to 2015. The increase in SG&A was primarily due to increased advertising and promotion, increased personnel costs, and increased professional fees, partially offset by a decrease in the accrual for incentive compensation and a decrease in severance costs.

Operating income

	Operating income	Change year-versus-year		Operating income	Change year-versus-year

Operating income for 2016 and 2015	$41,975			$32,850
Increase in gross profit - distillery products segment(a)	9,981	23.8	pp(b)	6,174	18.8	pp(b)
Increase in gross profit - ingredient solutions segment(a)	752	1.8	pp	576	1.8	pp
Change in SG&A expenses	(6,414)	(15.3)	pp	(1,010)	(3.1)	pp
Change in other operating income, net	(3,385)	(8.1)	pp	3,385	10.3	pp
Operating income for 2017 and 2016	$42,909	2.2%		$41,975	27.8%

(a) See segment discussion.
(b) Percentage points ("pp").

Operating income 2017 to 2016 - Operating income for 2017 increased to $42,909 from $41,975 for 2016, due to gross profit growth in both our distillery products and ingredient solutions segments, partially offset by an increase in SG&A expenses and a decrease in other operating income, net (primarily income recorded related to a legal settlement agreement and a gain on sale of long-lived assets recorded in the prior year).

Operating income 2016 to 2015 - Operating income for 2016 increased to $41,975 from $32,850 for 2015, due to gross profit growth in both our distillery products segment and our ingredient solutions segment and an increase in other operating income, net, partially offset by an increase in SG&A expenses. Other operating income, net, increased over 2015, primarily due to income recorded related to a legal settlement agreement and a gain on sale of long-lived assets.

Gain on sale of equity method investment

Gain on sale of equity method investment 2017 to 2016 - On July 3, 2017, we completed the sale of our 30 percent equity ownership interest in ICP to Pacific Ethanol, consistent with a Merger Agreement entered into on June 26, 2017. Our total transaction proceeds from the ICP sale transaction represented a return of our investment in ICP of $22,832 (net of fees and including additional dividends), which included a gain on sale of equity method investment of $11,381 (before tax).

Equity method investment earnings (loss)

Equity method investment earnings 2017 to 2016 - Our equity method investment earnings decreased to a loss of $348 for 2017, from earnings of $4,036 for 2016. The decrease was due to the sale of our 30 percent equity ownership interest in ICP on July 3, 2017, resulting in the gain on sale of equity method investment described above, as well as lower operating results (Note 3).

Equity method investment earnings 2016 to 2015 - Our equity method investment earnings decreased to $4,036 for 2016, from $6,102 for 2015. The decrease in earnings was primarily due to ICP's lower per unit average selling price compared to 2015 and a decrease in business interruption insurance proceeds, partially offset by higher sales volume, year-versus-year (Note 3). The lower per unit average selling price in 2016 reflected less favorable market conditions compared to previous recent years.

Income tax expense

Income tax expense 2017 to 2016 - Income tax expense for 2017 was $10,935, for an effective tax rate for the year of 20.7 percent. Income tax expense for 2016 was $13,533, for an effective tax rate for the year of 30.3 percent. The principal reasons for the 9.6 percentage point reduction in the effective tax rate year-versus-year are a provisional re-measurement of our deferred tax assets and liabilities directly into income tax expense from continuing operations based on Tax Act, the impact of our adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, and state tax planning (Note 6).

On December 22, 2017, the United States enacted tax reform legislation, the Tax Act, that resulted in significant modifications to existing law. The Tax Act established new tax laws or modified existing tax laws starting in 2018, including, but not limited to, (1) reducing the federal corporate income tax rate to a flat 21 percent rate, (2) eliminating the corporate alternative minimum tax, (3) repealing the domestic production activity deduction, (4) adding a new limitation on deductible interest, (5) changing the limitations on the deductibility of certain executive compensation, and (6) starting in the quarter ended September 30, 2017, changing the bonus depreciation rules to allow full expensing of qualified property.
Following guidance in SAB 118, we recorded a provisional discrete net tax benefit in our Consolidated Statements of Income through net income of $3,343 in 2017. SAB 118 provides additional clarification regarding the application of Accounting Standards Codification 740 - Income Taxes ("ASC 740") in situations where we do not have the necessary information available to complete the accounting for certain income tax effects of the Tax Act for the reporting period that includes the Tax Act’s enactment date and ending when we have the information needed in order to complete the accounting requirements, but in no circumstance should the measurement period extend beyond one year from the enactment date. In connection with our initial analysis, we recorded a provisional re-measurement of our deferred tax assets and liabilities based on the corporate rate reduction. The impact of the re-measurement was reflected in income tax expense, resulting in a reduction in our income tax expense for 2017 of $3,343. The ultimate impact may differ from the provisional amount, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we made, additional regulatory guidance that may be issued, and action we may take as a result of the Tax Act. The accounting is expected to be complete when our 2017 United States corporate income tax return is filed in 2018.
Income tax expense 2016 to 2015 - Income tax expense for 2016 was $13,533, for an effective tax rate for the year of 30.3 percent. Income tax expense for 2015 was $12,227, for an effective tax rate for the year of 31.8 percent. The principal reasons for the 1.5 percentage point reduction in our effective tax expense rate year-versus-year were the impact of our adoption of ASU No. 2016-09, Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting in 2016, which provided us with a tax benefit related to our accounting for share-based compensation, the federal domestic production activities deduction no longer being limited by our net operating loss carryovers from prior years, and the effect of state tax planning, including state income tax credits, partially offset by the release of a valuation allowance in 2015 (Note 6).

Basic and diluted EPS

	Basic and Diluted EPS	Change year-versus-year		Basic and Diluted EPS	Change year-versus-year
Basic and diluted EPS for 2016 and 2015	$1.82			$1.48
Change in operating income:
Operations(a)	0.17	9.3	pp(b)	0.21	14.2	pp(b)
Other operating income, net(a)	(0.13)	(7.1)	pp	0.13	8.8	pp
Gain on sale of equity method investment	0.44	24.2	pp	—	—
Change in equity method investment earnings (loss)(a)	(0.17)	(9.3)	pp	(0.08)	(5.4)	pp
Change in interest expense(a)	—	—		(0.03)	(2.0)	pp
Change in weighted average shares outstanding(c)	(0.02)	(1.1)	pp	0.05	3.4	pp
Tax: Effect of Tax Act legislation(d)	0.19	10.4	pp	—	—
Tax: Change in valuation allowance	—	—		(0.10)	(6.8)	pp
Tax: Change in effect of implementation of ASU No. 2016-09	0.11	6.0	pp	0.09	6.1	pp
Tax: Change in effective tax rate (excluding tax items above)	0.03	1.7	pp	0.07	4.7	pp
Basic and diluted EPS for 2017 and 2016	$2.44	34.1%		$1.82	23.0%

(a)	Items are net of tax based on the effective tax rate for each base year, excluding the effect of the adoption of ASU 2016-09 in 2016 and the change in valuation allowance in 2015.

(b)	Percentage points ("pp").
(c) Weighted average shares outstanding change primarily due to the vesting of employee RSUs, the granting of Common Stock to directors, our purchase of vested RSUs from employees to pay withholding taxes, and our repurchases of Common Stock.

(d)
On December 22, 2017, the United States enacted tax reform legislation, the Tax Act, that resulted in significant modifications to existing law. Following guidance in SAB 118, we recorded a provisional discrete net tax benefit resulting from the revaluation of our deferred income taxes in 2017 (Note 6).

Basic and diluted EPS 2017 to 2016 - EPS increased to $2.44 in 2017 from $1.82 in 2016, primarily due to the gain on sale of equity method investment (Note 3), the effect on tax expense of the new Tax Act legislation (Note 6), improved performance from operations, and the change in the tax effect of the implementation of ASU No. 2016-09, Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, partially offset by a decrease in equity method investment earnings (Note 3), a decline in other operating income, net (the 2016 favorable legal settlement agreement and gain on sale of long-lived assets), and an increase in weighted average shares outstanding.

Basic and diluted EPS 2016 to 2015 - EPS increased to $1.82 in 2016 from $1.48 in 2015, primarily due to performance from operations, the change in other operating income, net, (favorable legal settlement agreement and a gain on sale of long-lived assets), the decline in weighted average shares outstanding due to a repurchase of Common Stock in 2015, and tax items, net, (the change in valuation allowance, the implementation of ASU No. 2016-09, Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, and other changes in effective tax rate) (Note 6), partially offset by lower equity method investment earnings and an increase in interest expense year-versus-year (Note 3).

DISTILLERY PRODUCTS SEGMENT

	DISTILLERY PRODUCTS NET SALES
	Year Ended December 31,		Year-versus-Year Net Sales Change Increase/ (Decrease)			Year-versus-Year Volume Change(a)
	2017	2016	$ Change		% Change	% Change
	Amount	Amount
Premium beverage alcohol	$177,998	$150,364	$27,634		18.4%
Industrial alcohol	76,636	77,290	(654)		(0.8)
Food grade alcohol(a)	254,634	227,654	26,980		11.9
Fuel grade alcohol(a)	6,368	7,372	(1,004)		(13.6)
Distillers feed and related co-products	19,332	21,780	(2,448)		(11.2)
Warehouse services	10,674	8,437	2,237		26.5
Total distillery products	$291,008	$265,243	$25,765		9.7%	9.2%

(a) Volume change for alcohol products
	Other Financial Information
	Year Ended December 31,		Year-versus-Year Increase/(Decrease)
	2017	2016	Change		% Change
Gross profit	$66,817	$56,836	$9,981		17.6%
Gross margin %	23.0%	21.4%	1.6	pp(b)
(b) Percentage points ("pp")

2017 compared to 2016
Driven by strong demand, net sales of higher margin premium beverage alcohol products within food grade alcohol increased 18.4 percent over 2016, while lower margin industrial alcohol product net sales decreased 0.8 percent, resulting in an overall food grade alcohol net sales increase of $26,980, or 11.9 percent. Declines in net sales of distillers feed and related co-products and fuel grade alcohol products were partially offset by an increase in warehouse services revenue, generated by increased storage of customer barrels of whiskey.
Gross profit increased year-versus-year by $9,981, or 17.6 percent. Gross margin for 2017 increased to 23.0 percent from 21.4 percent for 2016. The improvement in gross profit was primarily due to increased sales of higher margin premium beverage alcohol products, a net decline in input costs, and an increase in warehouse services revenue. These gains were partially offset primarily by lower gross profit on distillers feed and related co-products and industrial alcohol.

	DISTILLERY PRODUCTS NET SALES
	Year Ended December 31,		Year-versus-Year Net Sales Change Increase/ (Decrease)			Year-versus-Year Volume Change(a)
	2016	2015	$ Change		% Change	% Change
	Amount	Amount
Premium beverage alcohol	$150,364	$131,347	$19,017		14.5%
Industrial alcohol	77,290	98,917	(21,627)		(21.9)
Food grade alcohol(a)	227,654	230,264	(2,610)		(1.1)
Fuel grade alcohol(a)	7,372	7,366	6		0.1
Distillers feed and related co-products	21,780	26,182	(4,402)		(16.8)
Warehouse services	8,437	6,413	2,024		31.6
Total distillery products	$265,243	$270,225	$(4,982)		(1.8)%	(7.2)%

(a) Volume change for alcohol products
	Other Financial Information
	Year Ended December 31,		Year-versus-Year Increase/(Decrease)
	2016	2015	Change		% Change
Gross profit	$56,836	$50,662	$6,174		12.2%
Gross margin %	21.4%	18.7%	2.7	pp(b)
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

INGREDIENT SOLUTIONS SEGMENT

	INGREDIENT SOLUTIONS NET SALES
	Year Ended December 31,		Year-versus-Year Net Sales Change Increase/ (Decrease)			Year-versus-Year Volume Change
	2017	2016	$ Change		% Change	% Change
	Amount	Amount
Specialty wheat starches	$28,092	$26,803	$1,289		4.8%
Specialty wheat proteins	19,458	18,211	1,247		6.8
Commodity wheat starches	8,288	7,002	1,286		18.4
Commodity wheat proteins	602	1,004	(402)		(40.0)
Total ingredient solutions	$56,440	$53,020	$3,420		6.5%	13.3%

	Other Financial Information
	Year Ended December 31,		Year-versus-year Increase/Decrease
	2017	2016	Change		% Change
Gross profit	$9,199	$8,447	$752		8.9%
Gross margin %	16.3%	15.9%	0.4	pp(a)

(a) Percentage points ("pp")

2017 compared to 2016
Total ingredient solutions net sales for 2017 increased by $3,420, or 6.5 percent, compared to 2016. This increase was primarily driven by increased net sales of specialty wheat starches, commodity wheat starches, and specialty wheat proteins, partially offset by decreased net sales of commodity wheat proteins, year-versus-year.
Gross profit increased year-versus-year by $752, or 8.9 percent. Gross margin for 2017 increased to 16.3 percent from 15.9 percent for 2016. The improvement in gross profit was primarily due to a net decline in input costs, partially offset by a lower average selling price.

	INGREDIENT SOLUTIONS NET SALES
	Year Ended December 31,		Year-versus-Year Net Sales Change Increase/ (Decrease)			Year-versus-Year Volume Change
	2016	2015	$ Change		% Change	% Change
	Amount	Amount
Specialty wheat starches	$26,803	$29,989	$(3,186)		(10.6)%
Specialty wheat proteins	18,211	18,422	(211)		(1.1)
Commodity wheat starches	7,002	7,079	(77)		(1.1)
Commodity wheat proteins	1,004	1,889	(885)		(46.9)
Total ingredient solutions	$53,020	$57,379	$(4,359)		(7.6)%	(4.0)%

	Other Financial Information
	Year Ended December 31,		Year-versus-year Increase/Decrease
	2016	2015	Change		% Change
Gross profit	$8,447	$7,871	$576		7.3%
Gross margin %	15.9%	13.7%	2.2	pp(a)

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
Operating cash flow and debt through our Credit Agreement and Note Purchase Agreement (Note 5) provide the primary sources of cash to fund operating needs and capital expenditures. These same sources of cash are used to fund shareholder dividends and other discretionary uses. Going forward, we expect to use cash to implement our invest to grow strategy, particularly in the distillery products segment. The overall liquidity of the Company reflects our strong business results and an effective cash management strategy that takes into account liquidity management, economic factors, and tax considerations. We expect our sources of cash, including our Credit Agreement and Note Purchase Agreement, to be adequate to provide for budgeted capital expenditures and anticipated operating requirements.

Operating Cash Flow
2017 compared to 2016

Cash flow from operations increased $13,750 to $33,471 for 2017, from $19,721 for 2016. This increase in operating cash flow was primarily the result of net cash inflows related to the increases in accounts payable, inventory, net income, after giving effect to adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, gain on sale of equity method investment, gain on property insurance recoveries, gain on sale of assets, share-based compensation, equity method investment (earnings) loss, distribution received from equity method investee, deferred income taxes, including change in valuation allowance, and other, net), refundable income taxes, and accrued expenses, partially offset by the decreases in receivables, net, and accounts payable to affiliate, net.

Increases to Operating Cash Flow - Accounts payable and accounts payable to affiliate, net, increased $6,191 for 2017 compared to a decrease of $2,120 for 2016. The $8,311 change was primarily due to the timing of cash disbursements related to operating expenses associated with the increased net sales in December 2017 compared to December 2016. The Accounts payable to affiliate, net, decreased to zero when we sold our equity method investment in ICP on July 3, 2017 (Note 3). Inventory increased $14,291 for 2017 compared to an increase of $20,106 for 2016. The resulting $5,815 change was due to inventory categories remaining flat or decreasing in 2017, except barreled distillate inventory for aging, which increased $14,785. Net income, after giving effect to adjustments to reconcile net income to net cash provided by operating activities, increased by $4,762, to $48,444 for 2017 from $43,682 for 2016. Refundable income taxes decreased $725 for 2017 compared to an increase of $3,390 in 2016. The $4,115 change was primarily due to the use of certain tax attributes, including net operating losses and the timing of estimated tax payments. Accrued expenses increased $2,278 for 2017 compared to a decrease of $1,407 for 2016. The $3,685 change was primarily due to increases in incentive compensation and personnel costs.

Decreases to Operating Cash Flow - Receivables, net, increased $8,262 for 2017 compared to an decrease of $4,585 for 2016. The resulting $12,847 change was primarily due to higher net sales in December 2017 compared to December 2016.

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

Increases to Operating Cash Flow - Net income, after giving effect to adjustments to reconcile net income to net cash provided by operating activities, increased by $7,995, to $43,682 for 2016 from $35,687 for 2015. Improvements in the gross profit of the distillery products and ingredient solutions segments and the other operating income, net, items in 2016, as well as a distribution received from our equity method investee of $3,300, a decrease in equity method investment earnings of $2,066, a decrease in depreciation and amortization of $1,129, an increase in share-based compensation of $988, a gain on sale of assets of $872, and a decrease in deferred income taxes, including change in valuation allowance of $668, were the major factors that generated this net income increase. Inventory increased $20,106 for 2016, compared to an increase of $24,260 for 2015. The resulting $4,154 change was due to inventory decreases in 2016 across all categories, except barreled distillate inventory for aging, which increased. Receivables, net, decreased $4,585 for 2016 compared to a decrease of $2,002 for 2015. The resulting $2,583 change was primarily due to lower net sales in December 2016 compared to December 2015. Accounts payable to affiliate increased $1,058 for 2016 compared to a decrease of $1,042 for 2015. The resulting $2,100 change was primarily due to the timing of invoices.

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

Investing Cash Flow
2017 compared to 2016

Net cash flow provided by investing activities for 2017 was $1,777 compared to net cash flow used in investing activities of $17,683 for 2016, for a net increase of $19,460. This net increase was primarily due to the sale of our 30 percent equity method investment in ICP during 2017, which resulted in a return of equity method investment of $22,832 (Note 3), as well as the decrease in cash used for the acquisition of George Remus® year-versus-year of $1,551. The net increase in cash provided by investing activities was partially offset by an increase in additions to property, plant, and equipment year-versus-year of $3,133, as well as a decrease in proceeds from the sale of property and other and the return of our DMI joint venture investment year-versus-year of $1,560. The increase in additions to property, plant, and equipment was primarily due to an increase in capital expenditures related to the warehouse expansion program.
2016 compared to 2015

Net cash flow used in investing activities for 2016 was $17,683 compared to net cash flow used in investing activities of $30,526 for 2015, for a net decrease in cash used in investing activities of $12,843. During 2016, our additions to property, plant, and equipment were $12,604 less than the prior year, primarily due to a decrease in capital expenditures related to the new dryer installed at the Lawrenceburg facility and a decrease in capital expenditures related to the Lawrenceburg facility warehouse expansion program. We received proceeds from the sale of property and the return of our DMI joint venture investment in 2016 of $1,560. These receipts of cash from investing activities were partially offset by our acquisition in November 2016 of the George Remus® brand business from Queen City Whiskey LLC for cash consideration of $1,551.

Capital Spending.
2017 compared to 2016

We manage capital spending to support our business growth plans. Investments in property, plant, and equipment were $21,055 and $17,922, respectively, for 2017 and 2016. Adjusted for the change in capital expenditures remaining in accounts payable for 2017 and 2016 of $158 and $2,580, respectively, total capital expenditures were $21,213 and $20,502, respectively. We expect approximately $22,000 in capital expenditures in 2018 for facility improvement and expansion (including warehouse expansion), facility sustaining projects, and environmental health and safety projects.

Our Board of Directors approved a major expansion in warehousing capacity as part of the implementation of our strategic plan to grow the whiskey category. The approved investments for the project total approximately $33,800. As of December 31, 2017, we had incurred approximately $26,000 of this investment amount.

Financing Cash Flow
Dividends and Dividend Equivalents. We made dividend and dividend equivalent payments of $17,380, $2,066, and $1,087 for 2017, 2016, and 2015, respectively, to our holders of Common Stock, Restricted Stock, and RSUs as detailed below.

Dividend and Dividend Equivalent Information (per Share and Unit)
Declaration date	Payment date	Declared	Paid	Total payment
2017
February 15, 2017	March 24, 2017	$0.04	$0.04	$688
May 2, 2017	June 9, 2017	0.04	0.04	688
August 1, 2017	September 8, 2017	0.85	0.85	14,628	(a)
August 1, 2017	September 11, 2017	0.04	0.04	688
October 31, 2017	December 8, 2017	0.04	0.04	688
		$1.01	$1.01	$17,380
2016
March 7, 2016	April 14, 2016	$0.08	$0.08	$1,378
August 1, 2016	September 8, 2016	0.02	0.02	344
October 31, 2016	December 8, 2016	0.02	0.02	344
		$0.12	$0.12	$2,066
2015
February 27, 2015	April 21, 2015	$0.06	$0.06	$1,087

(a)	This was a special dividend related to the sale of our 30 percent interest in ICP to Pacific Ethanol. The transaction was completed on July 3, 2017.
Treasury Purchases. Upon their vesting, we purchased RSUs during 2017 from employees to cover associated withholding taxes. Total treasury stock purchases added 74,132 shares, or $4,663 to our treasury stock in 2017.
We purchased restricted stock during 2016 from employees to cover associated withholding taxes on vestings of share-based awards. Total purchases added 40,870 shares, or $1,518 to our treasury stock in 2016.
We purchased 1,010,135 treasury shares in 2015 for a total of $15,408. Of the purchased shares, 950,000 were from a privately negotiated transaction with an affiliate of SEACOR Holdings, Inc. on September 1, 2015, for a total settlement of $14,488. SEACOR Holdings, Inc. was the 70 percent owner of ICP, our 30 percent equity method investment until they were sold to Pacific Ethanol on July 3, 2017. Additional purchases of treasury stock in 2015 were primarily from employees to cover withholding taxes on the vesting of restricted stock and RSUs totaling 60,135 shares of stock, or $920.
Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including brand development and share repurchase activities) and the overall cost of capital. Total debt was $24,554 (net of unamortized loan fees of $710) at December 31, 2017 and $36,001 (net of unamortized loan fees of $576) at December 31, 2016. During 2017, 2016, and 2015, we had net borrowings / (payments) on our Credit Agreement of $(30,955), $4,828, and $22,754. During 2017, 2016, and 2015, we had net borrowings / (payments) on our long-term debt of $19,642, $(2,346), and $1,059 (Note 5).

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
Our principal sources of cash are product sales and borrowing on our Credit Agreement and Note Purchase Agreement.  Under our Credit Agreement and Note Purchase Agreement, we must meet certain financial covenants and restrictions, and at December 31, 2017, we met those covenants and restrictions.

At December 31, 2017, our current assets exceeded our current liabilities by $93,162, largely due to our inventories of $93,149. At December 31, 2017 our cash balance was $3,084 and we have used our Credit Agreement and Note Purchase Agreement for liquidity purposes, with $146,702 remaining for additional borrowings. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We regularly assesses our cash needs and the available sources to fund these needs. We utilize short-term and long-term debt to fund discretionary items, such as capital investments and share repurchases. In addition, we have strong operating results such that financial institutions should provide sufficient credit funding to meet short-term financing requirements, if needed.

OFF BALANCE SHEET OBLIGATIONS

Operating Leases. We lease railcars and other assets under various operating leases.  For railcar leases, we are generally required to pay all service costs associated with the railcars.  Rental payments include minimum rentals plus contingent amounts based on mileage.  Rental expenses under railcar operating leases with terms longer than one month were $2,372, $2,561, and $2,283 for 2017, 2016, and 2015, respectively. Annual rental commitments under non-cancelable operating leases total $9,977 for the next five years ending December 31, 2022 and an additional $390 thereafter.

Contractual Obligations

The following table provides information on the amounts and payments of our contractual obligations at December 31, 2017:

	Payments due by period
	Total	2018		2019-2020	2021-2022	After 2022
Long term debt	$25,264	$372		$786	$8,906	$15,200
Interest on Long term debt	4,953	773		1,503	1,336	1,341
Operating leases	10,367	3,677		4,032	2,268	390
Post-employment benefit plan obligations	3,439	471		936	841	1,191
Purchase commitments	93,809	89,382	(a)	4,143	283	1
Total	$137,832	$94,675		$11,400	$13,634	$18,123

(a) Includes open purchase order commitments related to raw materials and packaging used in the ordinary course of business of $82,755.

NEW ACCOUNTING PRONOUNCEMENTS

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to commodity price and interest rate market risks. We monitor and manage these exposures as part of our overall risk management program. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results.

Commodity Costs

Certain commodities we use in our production process, or input costs, expose us to market price risk due to volatility in the prices for those commodities.  Through our grain supply contracts for our Atchison and Lawrenceburg facilities, our wheat flour supply contract for our Atchison facility, and our natural gas contracts for both facilities, we purchase grain, wheat flour, and natural gas, respectively, for delivery from one to 24 months into the future at negotiated prices.  We have determined that the firm commitments to purchase grain, wheat flour, and natural gas under the terms of our supply contracts meet the normal purchases and sales exception as defined under Accounting Standards Codification ("ASC") 815,  Derivatives and Hedging, because the quantities involved are for amounts to be consumed within the normal expected production process.

Interest Rate Exposures

Our Credit Agreement and Note Purchase Agreement (Note 5) expose us to market risks arising from adverse changes in interest rates. Established procedures and internal processes govern the management of this market risk.

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on weighted average outstanding variable-rate borrowings at December 31, 2017, a 100 basis point increase over the non-default rates actually in effect at such date would increase our interest expense on an annualized basis by $362. Based on weighted average outstanding fixed-rate borrowings at December 31, 2017, a 100 basis point increase in market rates would result in a decrease in the fair value of our outstanding fixed-rate debt of $1,147, and a 100 basis point decrease in market rates would result in an increase in the fair value of our outstanding fixed-rate debt of $1,231.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Framework. As a result of this assessment, management has concluded that the Company’s internal control over financial reporting as of December 31, 2017 was effective.

KPMG, LLP, the independent registered public accounting firm that audited the Company's financial statements contained herein, has issued an audit report on the Company's internal control over financial reporting as of December 31, 2017. The combined report on the consolidated financial statements of MGP Ingredients, Inc. and subsidiaries and audit report as to the effectiveness of internal control over financial reporting is included in Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
MGP Ingredients, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of MGP Ingredients, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, cash flows, and changes in stockholders’ equity, for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.
Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
We have served as the Company’s auditor since 2008.
Kansas City, Missouri
March 1, 2018

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2017		2016	2015
Sales	$358,132		$328,081	$345,887
Less: excise taxes	10,684		9,818	18,283
Net sales	347,448		318,263	327,604
Cost of sales (a)	271,432		252,980	269,071
Gross profit	76,016		65,283	58,533

Selling, general, and administrative ("SG&A") expenses	33,107		26,693	25,683
Other operating income, net	—		(3,385)	—
Operating income	42,909	32,850	41,975	32,850

Gain on sale of equity method investment (Note 3)	11,381		—	—
Equity method investment earnings (loss) (Note 3)	(348)		4,036	6,102
Interest expense, net	(1,184)		(1,294)	(534)
Income before income taxes	52,758	38,418	44,717	38,418

Income tax expense (Note 6)	10,935		13,533	12,227
Net income	41,823	26,191	31,184	26,191

Income attributable to participating securities	996		954	873
Net income attributable to common shareholders and used in Earnings Per Share ("EPS") calculation (Note 7)	$40,827		$30,230	$25,318

Share information
Basic and diluted weighted average common shares	16,746,731		16,643,811	17,123,556

Basic and diluted EPS	$2.44		$1.82	$1.48

Dividends and dividend equivalents per common share	$1.01		$0.12	$0.06

(a)	Includes related party purchases of $18,425, and $29,596, $40,206 for the years ended December 31, 2017, 2016, and 2015, respectively.

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$41,823	$31,184	$26,191
Other comprehensive income (loss), net of tax:
Company sponsored benefit plans:
Change in pension plans, net of tax expense, of $0, $0, and $160, respectively	—	—	244
Change in post-employment benefits, net of tax expense (benefit) of $40, $90, and ($41), respectively	66	134	(54)
Other, net of tax	(4)	(7)	42
Other comprehensive income	62	127	232
Comprehensive income	$41,885	$31,311	$26,423

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)

	December 31,
	2017	2016
Current Assets
Cash and cash equivalents	$3,084	$1,569
Receivables (less allowance for doubtful accounts at December 31, 2017 and 2016 - $24)	34,347	26,085
Inventory	93,149	78,858
Prepaid expenses	2,182	1,684
Refundable income taxes	1,980	2,705
Total current assets	134,742	110,901

Property, plant, and equipment, net	103,051	92,791
Equity method investments	—	18,934
Other assets	2,535	2,710
Total assets	$240,328	$225,336

Current Liabilities
Current maturities of long-term debt	$372	$4,359
Accounts payable	30,037	20,342
Accounts payable to affiliate, net	—	3,349
Accrued expenses	11,171	8,945
Total current liabilities	41,580	36,995

Long-term debt, less current maturities	21,407	16,218
Revolving credit facility	2,775	15,424
Deferred credits	2,151	2,978
Accrued retirement, health, and life insurance benefits	3,133	3,604
Other non current liabilities	540	393
Deferred income taxes	12	3,432
Total liabilities	71,598	79,044

Commitments and Contingencies – Note 8
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 18,115,965 shares at December 31, 2017 and 2016; 16,797,420 and 16,658,765 shares outstanding at December 31, 2017 and 2016, respectively	6,715	6,715
Additional paid-in capital	13,912	14,279
Retained earnings	167,129	142,652
Accumulated other comprehensive loss	(311)	(373)
Treasury stock, at cost, 1,318,545 and 1,457,200 shares at December 31, 2017 and 2016, respectively	(18,719)	(16,985)
Total stockholders’ equity	168,730	146,292
Total liabilities and stockholders’ equity	$240,328	$225,336

 See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities
Net income	$41,823	$31,184	$26,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,308	11,253	12,382
Gain on sale of equity method investment	(11,381)	—	—
Gain on property insurance recoveries	—	(230)	—
Gain on sale of assets	—	(872)	—
Share-based compensation	2,574	2,402	1,414
Equity method investment (earnings) loss	348	(4,036)	(6,102)
Distribution received from equity method investee	7,131	3,300	—
Deferred income taxes, including change in valuation allowance	(3,420)	681	1,349
Other, net	61	—	453
Changes in operating assets and liabilities:
Receivables, net	(8,262)	4,585	2,002
Inventory	(14,291)	(20,106)	(24,260)
Prepaid expenses	(498)	(622)	117
Refundable income taxes	725	(3,390)	1,073
Accounts payable	9,540	(3,178)	3,653
Accounts payable to affiliate, net	(3,349)	1,058	(1,042)
Accrued expenses	2,278	(1,407)	2,351
Deferred credits	(827)	(424)	(697)
Accrued retirement, health, and life insurance benefits	(289)	(477)	(703)
Other, net	—	—	481
Net cash provided by operating activities	33,471	19,721	18,662

Cash Flows from Investing Activities
Additions to property, plant, and equipment	(21,055)	(17,922)	(30,526)
Divestiture of equity method investment, net	22,832	351	—
Proceeds from property insurance recoveries	—	230	—
Proceeds from sale of property and other	—	1,209	—
Acquisition of George Remus®	—	(1,551)	—
Net cash provided by (used in) investing activities	1,777	(17,683)	(30,526)

Cash Flows from Financing Activities
Payment of dividends	(17,380)	(2,066)	(1,087)
Purchase of treasury stock	(4,663)	(1,518)	(15,408)
Loan fees incurred with borrowings	(377)	(114)	(348)
Principal payments on long-term debt	(358)	(2,346)	(1,641)
Proceeds on long-term debt	20,000	—	2,700
Proceeds from credit agreement	25,930	27,184	26,092
Principal payments on credit agreement	(56,885)	(22,356)	(3,338)
Net cash provided by (used in) financing activities	(33,733)	(1,216)	6,970

Increase (decrease) in cash	1,515	822	(4,894)
Cash, beginning of year	1,569	747	5,641
Cash, end of year	$3,084	$1,569	$747

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Capital Stock Preferred	Issued Common		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2014	$4	$6,715		$10,931	$88,427	$(732)	$(980)	$104,365
Comprehensive income:
Net income	—	—		—	26,191	—	—	26,191
Other comprehensive income	—	—		—	—	232	—	232
Dividends and dividend equivalents, net of estimated forfeitures	—	—		—	(1,087)	—	—	(1,087)
Share-based compensation	—	—		999	—	—	—	999
Excess tax benefits	—	—		453	—	—	—	453
Stock shares awarded, forfeited or vested	—	—		—	—	—	415	415
Stock shares repurchased	—	—		—	—	—	(15,408)	(15,408)
Balance, December 31, 2015	$4	$6,715		$12,383	$113,531	$(500)	$(15,973)	$116,160
Comprehensive income:
Net income	—	—	—	—	31,184	—	—	31,184
Other comprehensive income	—	—		—	—	127	—	127
Dividends and dividend equivalents, net of estimated forfeitures	—	—		—	(2,063)	—	—	(2,063)
Share-based compensation	—	—		1,896	—	—	—	1,896
Stock shares awarded, forfeited or vested	—	—		—	—	—	506	506
Stock shares repurchased	—	—		—	—	—	(1,518)	(1,518)
Balance, December 31, 2016	$4	$6,715		$14,279	$142,652	$(373)	$(16,985)	$146,292
Comprehensive income:
Net income	—	—	—	—	41,823	—	—	41,823
Other comprehensive income	—	—		—	—	62	—	62
Dividends and dividend equivalents, net of estimated forfeitures	—	—		—	(17,346)	—	—	(17,346)
Share-based compensation	—	—		2,065	—	—	—	2,065
Stock shares awarded, forfeited or vested	—	—		(2,432)	—	—	2,929	497
Stock shares repurchased	—	—		—	—	—	(4,663)	(4,663)
Balance, December 31, 2017	$4	$6,715		$13,912	$167,129	$(311)	$(18,719)	$168,730

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

NOTE 1:	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company.  MGP Ingredients, Inc. ("Company") is a Kansas corporation headquartered in Atchison, Kansas and is a leading producer and supplier of premium distilled spirits and specialty wheat protein and starch food ingredients. Distilled spirits include premium bourbon and rye whiskeys and grain neutral spirits, including vodka and gin. MGP is also a top producer of high quality industrial alcohol for use in both food and non-food applications. The Company’s protein and starch food ingredients provide a host of functional, nutritional, and sensory benefits for a wide range of food products to serve the packaged goods industry. The Company's distillery products are derived from corn and other grains (including rye, barley, wheat, barley malt, and milo), and its ingredient products are derived from wheat flour.  The majority of the Company's sales are made directly or through distributors to manufacturers and processors of finished packaged goods or to bakeries.

The Company has two reportable segments: distillery products and ingredient solutions. The distillery products segment consists primarily of food grade alcohol, and to a much lesser extent, fuel grade alcohol, distillers feed, and corn oil. Distillers feed, fuel grade alcohol, and corn oil are co-products of the Company's distillery operations.  The ingredient solutions segment products primarily consist of specialty starches, specialty proteins, commodity starches, and commodity wheat proteins (or commodity vital wheat gluten).

The Company sells its products on normal credit terms to customers in a variety of industries located primarily throughout the United States.  The Company operates facilities in Atchison, Kansas and in Lawrenceburg and Greendale, Indiana.

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

Receivables.  Receivables are stated at the amounts billed to customers.  The Company provides an allowance for estimated doubtful accounts.  This allowance is based upon a review of outstanding receivables, historical collection information, and an evaluation of existing economic conditions impacting the Company’s customers.  Accounts receivable are ordinarily due 30 days after the issuance of the invoice.  Receivables are considered delinquent after 30 days past the due date.  These delinquent receivables are monitored and are charged to the allowance for doubtful accounts based upon an evaluation of individual circumstances of the customer.  Account balances are written off after collection efforts have been made and potential recovery is considered remote.

Inventory.  Inventory includes finished goods, raw materials in the form of agricultural commodities used in the production process, and certain maintenance and repair items.  Bourbons and whiskeys are normally aged in barrels for several years, following industry practice; all barreled bourbon and whiskey is classified as a current asset. The Company includes warehousing, insurance, and other carrying charges applicable to barreled whiskey in inventory costs.

Inventories are stated at the lower of cost or net realizable value on the first-in, first-out, or FIFO, method.  Inventory valuations are impacted by constantly changing prices paid for key materials, primarily corn.

Properties, Depreciation, and Amortization.  Property, plant, and equipment are typically stated at cost.  Additions, including those that increase the life or utility of an asset, are capitalized and all properties are depreciated over their estimated remaining useful lives.  Depreciation and amortization are computed using the straight line method over the following estimated useful lives:

Buildings and improvements	20 – 40 years
Transportation equipment	5 – 6 years
Machinery and equipment	10 – 12 years

Maintenance costs are expensed as incurred. The cost of property, plant, and equipment sold, retired, or otherwise disposed of, as well as related accumulated depreciation and amortization, are eliminated from the property accounts with related gains and losses reflected in the Consolidated Statements of Income.  The Company capitalizes interest costs associated with significant construction projects.  Total interest incurred for 2017, 2016, and 2015 is noted below:

	Year Ended December 31,
	2017	2016	2015
Interest costs charged to expense	$1,184	$1,294	$534
Plus: Interest cost capitalized	293	198	297
Total	$1,477	$1,492	$831

EPS.  Basic and diluted EPS is computed using the two class method, which is an earnings allocation formula that determines net income per share for each class of Common Stock and participating security according to dividends declared and participation rights in undistributed earnings.  Per share amounts are computed by dividing net income attributable to common shareholders by the weighted average shares outstanding during each year or period.

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

Revenue Recognition.  Except as discussed below, revenue from the sale of the Company’s products is recognized at the point in time products are delivered to customers according to shipping terms and when title and risk of loss have transferred.

The Company’s Distillery segment routinely produces unaged distillate, and this product is frequently barreled and warehoused at a Company location for an extended period of time in accordance with directions received from the Company’s customers.  This product must meet customer acceptance specifications, the risks of ownership and title for these goods must be passed, and requirements for bill and hold revenue recognition must be met prior to the Company recognizing revenue for this product.  Separate warehousing agreements are maintained for customers who store their product with the Company and warehouse services revenue is recognized over time as the services are provided.

Sales include customer paid freight costs billed to customers of $14,761, $13,974, and $14,498 for 2017, 2016, and 2015, respectively.

Cost of Sales. Cost of sales is primarily comprised of the direct materials and supplies consumed in the manufacturing of product, as well as manufacturing labor, depreciation expense, and direct overhead expense necessary to acquire and convert the purchased materials and supplies into finished product. Cost of sales also includes the cost to distribute products to customers, inbound freight costs, internal transfer costs, warehousing costs, inspection costs, and other shipping and handling activity.

Excise Taxes.  Certain sales of the Company are subject to excise taxes, which the Company collects from customers and remits to governmental authorities.  The Company presents these excise taxes using the net method (excluded from sales). For excise taxes paid by customers directly to governmental authorities, there is no revenue or expense recognized in the Company's Consolidated Statements of Income.

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

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $24,838 and $37,412 at December 31, 2017 and 2016, respectively. The financial statement carrying value (including unamortized loan fees) was $24,554 and $36,001 at December 31, 2017 and 2016, respectively.  These fair values are considered Level 2 under the fair value hierarchy.

Stock Options and Restricted Stock Awards.  The Company has share-based employee compensation plans primarily in the form of restricted common stock ("restricted stock"), restricted stock units ("RSUs") and stock options, which are described more fully in Note 9. The Company recognizes the cost of share-based payments over the vesting period based on the grant date fair value of the award.

Recent Accounting Pronouncements. In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, Leases, which aims to make leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. This ASU is effective for public business entities for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements and related disclosures. At December 31, 2017, the Company had various machinery and equipment operating leases, as well as operating leases for 223 rail cars and one office space.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace numerous requirements in GAAP, including industry specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers.

The core principle of the new standard, as well as the updates, is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company will adopt the requirements of the new standard in the first quarter of 2018 using the modified retrospective transition method.

In 2016, the Company established an implementation team consisting of internal and external representatives. The implementation team assessed the impact the new standard will have on the consolidated financial statements and is evaluating the impact of the new standard and gathering data and information for the expanded revenue disclosure required.   The scoping for the assessment is complete and the testing of individual contracts is also complete.  Assessment findings have been compiled and have been reviewed. In addition, the implementation team identified and will implement appropriate changes to business processes, systems, and/or controls to support recognition and disclosure under the new standard. The implementation team has reported findings and progress of the project to management and the Audit Committee on a frequent basis through the effective date. The adoption of ASU 2014-09 will not result in a difference in the timing of the recognition of costs to obtain and/or fulfill a contract; and the adoption of ASU 2014-09 will not result in a material difference in the amount and/or timing of revenue recognition.

NOTE 2:	OTHER BALANCE SHEET CAPTIONS

Inventory.

	December 31,
	2017	2016
Finished goods	$13,284	$14,002
Barreled distillate (bourbons and whiskeys)	65,726	50,941
Raw materials	3,954	4,274
Work in process	1,935	1,933
Maintenance materials	7,256	6,231
Other	994	1,477
Total	$93,149	$78,858

Property, plant, and equipment, net.

	December 31,
	2017	2016
Land, buildings, and improvements	$72,223	$67,487
Transportation equipment	3,286	3,253
Machinery and equipment	175,371	164,871
Construction in progress	16,408	10,608
Property, plant, and equipment, at cost	267,288	246,219
Less accumulated depreciation and amortization	(164,237)	(153,428)
Property, plant, and equipment, net	$103,051	$92,791

Accrued expenses.

	December 31,
	2017	2016
Employee benefit plans	$962	$820
Salaries and wages	7,452	5,641
Property taxes	1,185	824
Other	1,572	1,660
Total	$11,171	$8,945

NOTE 3:	EQUITY METHOD INVESTMENTS

As of December 31, 2017, the Company had no investments accounted for using the equity method of accounting.

Illinois Corn Processing ("ICP") Investment

On July 3, 2017, the Company completed the sale of its 30 percent equity ownership interest in ICP to Pacific Ethanol Central, LLC ("Pacific Ethanol"), consistent with an Agreement and Plan of Merger ("Merger Agreement") entered into on June 26, 2017. The total transaction proceeds to the Company from the ICP sale transaction represented a return of its investment in ICP of $22,832 (net of fees and including additional dividends), which included a gain on sale of equity method investment of $11,381 (before tax), on the Company's 2017 Consolidated Statements of Income.

The Merger Agreement also contemplated a special distribution of all of ICP’s cash and cash equivalents to equity owners prior to the closing. On June 28 and June 30, 2017, the Company received cash dividend distributions from ICP of $6,600 and $830, respectively, that reduced its investment in ICP.

On February 26, 2016, the Company received a cash dividend distribution from ICP of $3,300 that reduced its investment in ICP as of December 31, 2016.

DMI Investment

On December 29, 2014, the Company gave notice to DMI and to the Company's partner in DMI, Crespel and Dieters GmbH & Co. KG ("C&D"), to terminate the joint venture effective June 30, 2015. On June 22, 2015, a termination agreement was executed by and between the Company, DMI, and C&D to dissolve DMI effective June 30, 2015. Commencing on June 30, 2015, normal operations for DMI ceased and a one year winding down process under German law began on October 29, 2015. On December 23, 2016, the Company received its portion of the remaining DMI liquidation proceeds, a return of its investment, in the amount of $351.

Related Party Transactions. See Note 14 for discussion of related party transactions.

Realizability of investments. No other than temporary impairments were recorded during 2017, 2016, and 2015 for the Company's equity method investments.

Summary Financial Information. Condensed financial information of the Company’s equity method investment in ICP:

	Year Ended December 31,
ICP’s Operating results:	2017	2016		2015
Net sales(a)	$78,062	$177,401		$166,905
Cost of sales and expenses(b)	(79,224)	(163,837)		(146,098)
Net income	$(1,162)	$13,564	(c)	$20,807

(a)	Includes related party sales to MGPI of $17,672, $27,675, and $38,941 for 2017, 2016, and 2015, respectively.

(b)	Includes depreciation and amortization of $1,720, $3,030, and $2,634 for 2017, 2016, and 2015, respectively.

(c)	Includes business interruption insurance proceeds of $4,112 for 2015.

The Company’s equity method investment earnings (losses):

	Year Ended December 31,
	2017	2016	2015
ICP (30% interest)	$(348)	$4,069	$6,242
DMI (50% interest)	—	(33)	(140)
Total	$(348)	$4,036	$6,102

The Company’s equity method investments:

	December 31,
	2017	2016
ICP (30% interest)	$—	$18,934

NOTE 4:	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and intangible assets are components of other assets on the Consolidated Balance Sheets:

	December 31,
	2017	2016
Goodwill	$1,500	$1,500
Brand name (indefinite lived)	350	350
Other intangible asset, net	28	—
Balance as of December 31, 2017	$1,878	$1,850

NOTE 5:	CORPORATE BORROWINGS

Indebtedness Outstanding.

	December 31,
Description(a)	2017	2016
Credit Agreement - Revolver, 2.935% (variable rate) due 2022	$3,298	$16,000	(c)
Credit Agreement - Fixed Asset Sub-Line term loan (closed August 23, 2017 - see below)	—	5,253	(c)
Credit Agreement - Term Loan (closed August 23, 2017 - see below)	—	13,000	(c)
Secured Promissory Note, 3.71% (fixed rate) due 2022	1,966	2,324
Prudential Note Purchase Agreement, 3.53% (fixed rate) due 2027	20,000	—
Total indebtedness outstanding	25,264	36,577
Less unamortized loan fees(b)	(710)	(576)
Total indebtedness outstanding, net	24,554	36,001
Less current maturities of long-term debt	(372)	(4,359)
Long-term debt	$24,182	$31,642

(a) Interest rates are as of December 31, 2017.
(b) Loan fees are being amortized over the life of the Credit Agreement and Note Purchase Agreement.
(c) The 2016 Credit Agreement amounts relate to the Third Amended and Restated Credit Agreement detailed below.

Credit Agreement and Note Purchase Agreement. On August 23, 2017, the Company entered into a new credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association. The Credit Agreement replaced the Company’s Third Amended and Restated Credit Agreement, which included a revolver, a fixed asset sub-line term loan, and a term loan. The Credit Agreement provides for a $150,000 revolving credit facility. The Company may increase the facility from time to time by an aggregate principal amount of up to $25,000 provided certain conditions are satisfied and at the discretion of the lender. The Credit Agreement matures on August 23, 2022.

The Credit Agreement includes certain requirements and covenants, which the Company was in compliance with at December 31, 2017. The Company incurred $183 of new loan fees related to the Credit Agreement during 2017. The unamortized balance of total loan fees related to the Credit Agreement was $523 at December 31, 2017 and is being amortized over the life of the Credit Agreement.

As of December 31, 2017, the Company's total outstanding borrowings under the Credit Agreement were $3,298 leaving $146,702 available. The interest rate for the borrowings of the Credit Agreement at December 31, 2017 was 2.9 percent.

On August 23, 2017, the Company also entered into a Note Purchase and Private Shelf Agreement (the "Note Purchase Agreement") with PGIM, Inc. ("Prudential Capital Group"), an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. The Note Purchase Agreement provides for the issuance of up to $75,000 of Senior Secured Notes, and the Company issued $20,000 of Senior Secured Notes with a maturity date of August 23, 2027. The Senior Secured Notes bear interest at a rate of 3.5 percent per year. The Note Purchase Agreement includes certain requirements and covenants, which the

Company was in compliance with at December 31, 2017. The Company incurred $194 of new loan fees related to the Note Purchase Agreement during 2017. The unamortized balance of total loan fees related to the Note Purchase Agreement was $187 at December 31, 2017 and is being amortized over the life of the Note Purchase Agreement.

Debt Maturities.

Year Ending December 31,
2018	$372
2019	386
2020	400
2021	2,016
2022	6,890
Thereafter	15,200
Total	$25,264

NOTE 6:	INCOME TAXES

Income tax expense is composed of the following:

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$14,020	$12,637	$8,954
State	379	342	1,003
	14,399	12,979	9,957
Deferred:
Federal	(3,764)	(254)	3,174
State	300	808	(904)
	(3,464)	554	2,270
Total	$10,935	$13,533	$12,227

Income tax expense also included tax expense allocated to comprehensive income for 2017, 2016, and 2015, of $37, $84, and $83, respectively (see the Consolidated Statements of Comprehensive Income).

On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the "Tax Act"), resulting in significant modifications to existing law, that impacted the measurement of income taxes for 2017. The Tax Act established new tax laws or modified existing tax laws starting in 2018, including but not limited to, (1) reducing the federal corporate income tax rate to a flat 21 percent rate, (2) eliminating the corporate alternative minimum tax, (3) repealing the domestic production activity deduction, (4) adding a new limitation on deductible interest, (5) changing the limitations on the deductibility of certain executive compensation, and, (6) starting in the quarter ended September 30, 2017, changing the bonus depreciation rules to allow full expensing of qualified property.

The SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification 740 - Income Taxes ("ASC 740"). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for the income tax effects of the Tax Act is incomplete, but it can determine a reasonable estimate, it must record a provisional estimate in the financial statements.

The Company, following guidance in SAB 118, recorded a provisional discrete net tax benefit in its Consolidated Statement of Income through net income of $3,343 in 2017. This net benefit was driven by a re-measurement of the carrying value of its deferred tax assets and liabilities because of corporate rate reduction. The Company’s accounting for all of the elements of the Tax Act is not complete. However, the Company was able to make reasonable estimates and, therefore, recorded provisional estimates. The ultimate impact of the Tax Act may differ from the provisional amount, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company made, additional regulatory guidance that may issued, and action the Company may take as a result of the Tax Act. The accounting is expected to be complete when the Company's 2017 United States corporate income tax return is filed in 2018.

A reconciliation of income tax expense at the normal statutory federal rate to income tax expense included in the accompanying Consolidated Statements of Income:

	Year Ended December 31,
	2017	2016	2015
"Expected" provision at federal statutory rate	$18,465	$15,651	$13,446
State income taxes, net	1,612	1,672	1,714
Change in valuation allowance	(578)	(718)	(2,385)
Domestic production activity deduction	(957)	(1,247)	(1,002)
Share-based compensation(a)	(4,254)	(1,408)	N/A
Compensation limits	931	—	—
Federal and state tax credits	(1,058)	(1,065)	—
Tax benefit from the Tax Act	(3,343)	—	—
Other	117	648	454
Income tax expense	$10,935	$13,533	$12,227
Effective tax rate	20.7%	30.3%	31.8%

(a)
The Company elected to early adopt ASU No. 2016-09, Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, in the quarter ended September 30, 2016 and, due to a required change in accounting principle, beginning that quarter, all excess tax benefits and deficiencies related to employee stock compensation are recognized within income tax expense in the Consolidated Statements of Income. The Company received federal tax benefits in 2017 and 2016 of $4,254 and $1,408, respectively, and state benefits of $371 and $163, respectively, for excess tax benefits.

The tax effects of temporary differences giving rise to deferred income taxes shown on the Consolidated Balance Sheets are as follows:

	December 31,
	2017	2016
Deferred income tax assets:
Post-retirement liability	$910	$1,621
Deferred income	543	1,176
Share-based compensation	1,158	1,313
Capital loss carryforwards	—	716
State tax credit carryforwards	3,488	3,204
State operating loss carryforwards	1,434	1,151
Inventories	1,346	2,560
Other	766	1,381
Gross deferred income tax assets	$9,645	$13,122
Less: valuation allowance	(148)	(726)
Net deferred income tax assets	9,497	12,396
Deferred income tax liabilities:
Fixed assets	(9,255)	(14,313)
Equity method investments	—	(969)
Other	(254)	(546)
Gross deferred income tax liabilities	(9,509)	(15,828)
Net deferred income tax liability	$(12)	$(3,432)

A schedule of the change in valuation allowance is as follows:

Valuation allowance
Balance at December 31, 2015	$1,444
Reductions	718
Balance at December 31, 2016	$726
Reductions	578
Balance at December 31, 2017	$148

As of December 31, 2017, the Company’s total valuation allowance of $148 related to net operating loss carryforwards in states in which it is not more likely than not that it can create enough state taxable income to fully utilize the carryforwards before expiration of the carryforward periods. Due to capital gains realized from the sale of the Company's 30 percent interest in ICP during 2017, the Company was able to utilize all of its federal capital loss carryforwards in 2017, and, therefore, reduced the valuation allowance and corresponding deferred tax asset by $690. The remainder of the change in the valuation allowance was an increase of $112 for additional net operating loss carryforwards, for a net reduction of $578.

As of December 31, 2016, the Company’s total valuation allowance was $726 relating primarily to capital loss carryovers. Capital loss carryovers remaining as of December 31, 2016 were set to expire between 2018 and 2020 if not utilized. During 2016, the Company reduced its valuation allowance by $718, of which $689 related to capital loss carryovers that expired unused at the end of 2016, and the deferred tax asset and associated valuation allowance were eliminated as of December 31, 2016.
As of December 31, 2017, the Company had $19,979 in gross state net operating loss carryforwards. As of December 31, 2016, the Company had $23,074 in state net operating loss carryforwards. Due to varying state carryforward periods, the state net operating loss carryforwards will expire in varying years between 2018 and 2037. The Company has gross state tax credit carryforwards of $4,416 as of December 31, 2017 and $4,929 as of December 31, 2016. State credits, if not used to offset income tax expense in their respective jurisdictions, will expire in varying years between 2020 and 2032.

The Company treats accrued interest and penalties related to tax liabilities, if any, as a component of income tax expense.  During 2017, 2016, and 2015, the Company’s activity in accrued interest and penalties was not significant.

The following is a reconciliation of the total amount of unrecognized tax benefits (excluding interest and penalties) for 2017, 2016, and 2015:

	Year Ended December 31,
	2017	2016	2015
Beginning of year balance	$43	$613	$613
Additions for tax positions of prior years	130	2	—
Additions for tax positions of the current year	12	21	—
Reduction for prior year tax positions	—	(48)	—
Reductions for settlements	—	(545)	—
End of year balance	$185	$43	$613

For each period presented, substantially all of the amount of unrecognized benefits (excluding interest and penalties) would impact the effective tax rate, if recognized. The Company reasonably expects that the amount of unrecognized tax benefit will not decrease by a significant amount in the next 12 months.

The Company has been audited for United States income tax purposes through tax year 2013, resulting in no significant adjustments. No significant amounts of accrued interest or penalties were impacted by the adjustments through tax year 2013. All tax years after 2014 remain open to examination. The Company is subject to examination for its state tax returns for years 2014 and forward, with the exception of certain net operating losses and credit carryforwards originating in years prior to 2014 that remain subject to adjustment.

NOTE 7:	EQUITY AND EPS

Capital Stock. Common Stockholders are entitled to elect four of the nine members of the Board of Directors, while Preferred Stockholders are entitled to elect the remaining five members. All directors are elected annually for a one year term. Any vacancies on the Board are to be filled only by the shareholders and not by the Board. Shareholders who own 10 percent or more of the outstanding Common or Preferred Stock have the right to call a special meeting of stockholders. Common Stockholders are not entitled to vote with respect to a merger, dissolution, lease, exchange or sale of substantially all of the Company’s assets, or on an amendment to the Articles of Incorporation, unless such action would increase or decrease the authorized shares or par value of the Common or Preferred Stock, or change the powers, preferences or special rights of the Common or Preferred Stock so as to affect the Common Stockholders adversely. Generally, Common Stockholders and Preferred Stockholders vote as separate classes on all other matters requiring shareholder approval.

On September 1, 2015, the Company's Board of Directors authorized the purchase of 950,000 shares of common stock for $14,488 in a privately negotiated transaction with F2 SEA, Inc., an affiliate of SEACOR Holdings, Inc., pursuant to a Stock Repurchase Agreement. SEACOR Holdings, Inc. was the 70 percent owner of ICP, the Company's 30 percent equity method investment until it was sold on July 3, 2017 (Note 3).

EPS. The computations of basic and diluted EPS:

	Year Ended December 31,
	2017	2016	2015
Operations:
Net income(a)	$41,823	$31,184	$26,191
Less: Income attributable to participating securities (unvested shares and units) (b)	996	954	873
Net income attributable to common shareholders	$40,827	$30,230	$25,318

Share information:
Basic and diluted weighted average common shares(c)(d)	16,746,731	16,643,811	17,123,556

Basic and diluted EPS(d)	$2.44	$1.82	$1.48

(a)	Net income attributable to all shareholders.

(b)
Participating securities included unvested restricted stock of 0, 0, and 128,500 for the years ended December 31, 2017, 2016, and 2015, as well as RSUs of 368,492, 527,486, and 437,946 for the years ended December 31, 2017, 2016, and 2015, respectively.

(c)	Under the two class method, basic weighted average common shares exclude outstanding unvested participating securities.

(d)
Basic and diluted weighted average common shares were affected by the September 1, 2015, purchase of 950,000 shares of common stock in a privately negotiated transaction with F2 SEA, Inc., an affiliate of SEACOR Holdings, Inc., pursuant to a Stock Repurchase Agreement. SEACOR Holdings, Inc. was the 70 percent owner of ICP, the Company's 30 percent equity method investment until it was sold on July 3, 2017 (Note 3).

Accumulated Other Comprehensive Income (Loss). Changes in Accumulated Other Comprehensive Income (Loss) by Component:

	Pension Plan Items	(a)	Post-Employment Benefit Plan Items	Other	Total
Balance, December 31, 2014	$(244)		$(456)	$(32)	$(732)
Other comprehensive income (loss) before reclassifications	(355)		47	(10)	(318)
Amounts reclassified from accumulated other comprehensive income	599		(101)	52	550
Net 2015 other comprehensive income (loss)	244		(54)	42	232
Balance, December 31, 2015	$—		$(510)	$10	$(500)
Other comprehensive income (loss) before reclassifications	—		113	(14)	99
Amounts reclassified from accumulated other comprehensive income	—		21	7	28
Net 2016 other comprehensive income (loss)	—		134	(7)	127
Balance, December 31, 2016	$—		$(376)	$3	$(373)
Other comprehensive income (loss) before reclassifications	—		181	(8)	173
Amounts reclassified from accumulated other comprehensive income	—		(115)	4	(111)
Net 2017 other comprehensive income (loss)	—		66	(4)	62
Balance, December 31, 2017	$—		$(310)	$(1)	$(311)

(a)	The Company's pension benefit plans were terminated in June 2015.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss) for 2017:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
Post Employment Benefit Items:
Amortization of prior service cost	$(339)	(a)
Recognized net actuarial loss	184	(a)
	(155)
	40	Tax expense
	$(115)	Net of tax
Equity Method Investment Adjustment:
Accumulated postretirement benefit obligation	$7
	(3)	Tax benefit
	$4	Net of tax
Reclassifications for 2017	$(111)	Total net of tax

(a)	These accumulated other comprehensive income components are included in the computation of net period post-employment benefit cost (Note 9).

NOTE 8:	COMMITMENTS AND CONTINGENCIES

Commitments. The Company leases railcars and other assets under various operating leases.  For railcar leases, the Company is generally required to pay all service costs associated with the railcars.  Rental payments include minimum rentals plus contingent amounts based on mileage.  Rental expenses under operating leases with terms longer than one month were $2,372, $2,561, and $2,283 for the years ended December 31, 2017, 2016, and 2015, respectively.

The Company's future minimum rental payments are $3,677; $1,850; $2,182; $1,326; and $942 for the years ending December 31, 2018, 2019, 2020, 2021, and 2022, respectively.

Contingencies. There are various legal and regulatory proceedings involving the Company and its subsidiaries.  The Company accrues estimated costs for a contingency when management believes that a loss is probable and can be reasonably estimated.

A chemical release occurred at the Company's Atchison facility on October 21, 2016, which resulted in emissions venting into the air.  The Company reported the event to the Environmental Protection Agency ("EPA"), the Occupational, Safety, and Health Administration ("OSHA"), and to Kansas and local authorities on that date, and is cooperating fully to investigate and ensure that all appropriate response actions are taken.  The Company has also engaged outside experts to assist the investigation and response.  The Company believes it is probable that a fine or penalty may be imposed by regulatory authorities, but it is currently unable to reasonably estimate the amount thereof since some investigations are not complete and could take several months up to a few years to complete.  Private plaintiffs have initiated, and additional private plaintiffs may initiate, legal proceedings for damages resulting from the emission, but the Company is currently unable to reasonably estimate the amount of any such damages that might result.  The Company's insurance is expected to provide coverage of any damages to private plaintiffs, subject to a deductible of $250, but certain regulatory fines or penalties may not be covered and there can be no assurance to the amount or timing of possible insurance recoveries if ultimately claimed by the Company.  There was no significant damage to the Company's Atchison plant as a result of this incident.  No other MGP facilities, including the distillery in Lawrenceburg, Indiana, were affected by this incident.

OSHA completed its investigation and, on April 19, 2017, issued its penalty to the Company in the amount of $138.  Management settled this assessment with OSHA in full for $75, which was paid on May 16, 2017. A portion, or all, of the penalty amount may be covered by insurance.

The EPA informed the Company on August 1, 2017, that it intends to seek civil penalties of approximately $250 in connection with its investigation, while offering the Company the opportunity to settle the matter prior to the EPA proceeding with a formal enforcement action. The Company is seeking a negotiated settlement with the EPA, but negotiations have paused pending resolution of the EPA's criminal investigation. Since the Company expects a negotiated resolution of the EPA civil case and EPA-proposed civil penalties are not material to the year ended December 31, 2017, the Company has not included an accrual in its results. A portion, or all, of the settled penalty amount may be covered by insurance.

NOTE 9:	EMPLOYEE BENEFIT PLANS

401(k) Plans.  The Company has established 401(k) plans covering all employees after certain eligibility requirements are met.  Amounts charged to operations for employer contributions related to the plans totaled $1,299, $1,097, and $1,032 for 2017, 2016, and 2015, respectively.

Pension Benefits.  The Company and its subsidiaries provided defined retirement benefits to certain employees covered under collective bargaining agreements.  The benefits under these pension plans were based upon years of qualified credited service; however, benefit accruals under the defined benefit plans were frozen in 2009. In April 2015, the Company received approval from the Pension Benefit Guaranty Corporation to terminate the pension plans for employees covered under collective bargaining agreements. The funding by the Company to terminate the plans was $741 and was recognized when the pension plan settlement was fully executed during the quarter ended June 30, 2015.

Post-Employment Benefits.  The Company sponsors life insurance coverage as well as medical benefits, including prescription drug coverage, to certain retired employees and their spouses.  In 2014, the Company made a change to the plan to terminate post-employment health care and life insurance benefits for all union employees except for a specified grandfathered group.  At December 31, 2017 the plan covered 177 participants, both active and retired.  The post-employment health care benefit is contributory for spouses under certain circumstances.  Otherwise, participant contribution premiums are not required.  The health care plan contains fixed deductibles, co-pays, coinsurance, and out-of-pocket limitations.  The life insurance segment of the plan is noncontributory and is available to retirees only.

The Company funds the post-employment benefit on a pay-as-you-go basis, and there are no assets that have been segregated and restricted to provide for post-employment benefits.  Benefit eligibility for the current remaining grandfathered active group (25 employees) is age 62 and five years of service. The Company pays claims and premiums as they are submitted.  The Company provides varied levels of benefits to participants depending upon the date of retirement and the location in which the employee worked.  An older group of grandfathered retirees receives lifetime health care coverage.  All other retirees receive coverage to age 65 through continuation of the Company group medical plan and a lump sum advance premium to the MediGap carrier of the retiree’s choice.  Life insurance is available over the lifetime of the retiree in all cases.

The Company bases its post-employment plan valuation on The Society of Actuaries RPH-2014 Adjusted to 2006 Total Dataset Headcount-weighted Mortality with Scale MP-2017 Full Generational Improvement ("MP-2017 scale").  Based on the 2017 update, the MP-2017 scale reflects a lower level of improvement resulting in shorter assumed life spans. The impact of this change in assumed mortality on post-employment benefits liability was included in the Company's post-employment plan valuation for 2017, and using previous year scales, for 2016, and 2015.

The Company’s measurement date is December 31.  The Company expects to contribute approximately $486, net of $15 of Medicare Part D subsidy receipts, to the plan in 2018.

The status of the Company’s plans at December 31, 2017, 2016, and 2015:

	Pension Benefit Plans(a)	Post-Employment Benefit Plan
	December 31,	December 31,
	2015	2017	2016	2015
Change in benefit obligation:
Beginning of year	$2,016	$4,106	$4,681	$4,926
Service cost	—	25	36	51
Interest cost	36	122	142	141
Actuarial loss (gain)	(9)	(261)	(297)	45
Benefits paid	(2,043)	(388)	(456)	(482)
Benefit obligation at end of year	$—	$3,604	$4,106	$4,681

(a) The Company's pension benefit plans were terminated and paid as of June 2015.

Assumptions used to determine accumulated benefit obligations as of year end:

	Post-Employment Benefit Plan
	Year Ended December 31,
	2017	2016
Discount rate	2.96%	3.15%
Measurement date	December 31, 2017	December 31, 2016

Assumptions used to determine net benefit cost (benefit) for 2017, 2016, and 2015:

	Post-Employment Benefit Plan
	Year Ended December 31,
	2017	2016	2015
Expected return on Assets	—	—	—
Discount rate	3.15%	3.20%	2.99%
Average compensation increase	N/A	N/A	N/A

The discount rate refers to the interest rate used to discount the estimated future benefit payments to their present value, referred to as the benefit obligation. The Company determines the discount rate using a yield curve of high quality fixed income investments whose cash flows match the timing and amount of the Company’s expected benefit payments.

Components of net benefit cost (benefit):

	Pension Benefit Plans(a)	Post-Employment Benefit Plan
	Year Ended December 31,	Year Ended December 31,
	2015	2017	2016	2015
Service cost	$—	$25	$36	$51
Interest cost	36	122	142	141
Expected return on assets	(45)	—	—	—
Amortization of prior service cost	—	(339)	(338)	(338)
Recognized net actuarial loss	25	184	269	278
Settlement losses	414	—	—	—
Net benefit cost (benefit)	$430	$(8)	$109	$132

(a) The Company's pension benefit plans were terminated and paid as of June 2015.

Changes in plan assets and benefit obligations recognized in other comprehensive income:

	Pension Benefit Plans(a)	Post-Employment Benefit Plan
	Year Ended December 31,	Year Ended December 31,
	2015	2017	2016	2015
Net actuarial (loss) gain	$(35)	$261	$293	$(35)
Settlement losses	414	—	—	—
Recognized net actuarial loss	25	184	269	278
Amortization of prior service cost	—	(339)	(338)	(338)
Total other comprehensive income (loss), pre-tax	404	106	224	(95)
Income tax expense (benefit)	160	40	90	(41)
Total other comprehensive income (loss), net of tax	$244	$66	$134	$(54)

(a) The Company's pension benefit plans were terminated and paid as of June 2015.

Benefit obligation recognized in the Consolidated Balance Sheets:

	Post-Employment Benefit Plan
	As of December 31,
Benefit obligation	2017	2016
Current	$(471)	$(502)
Non-Current	(3,133)	(3,604)
Net amount recognized	$(3,604)	$(4,106)

The estimated amount that will be recognized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2018:

Post-Employment Benefit Plan
Actuarial net loss	$(92)
Net prior service credits	37
Net amount recognized	$(55)

The assumed average annual rate of increase in the per capita cost of covered benefits (health care cost trend rate):

	Post-Employment Benefit Plan
	Year Ended December 31,
	2017			2016
	Group Plan	Lifetime Prescription Cost	Medicare Supplement	Group Plan	Lifetime Prescription Cost	Medicare Supplement
Health care cost trend rate	7.00%	9.00%	4.50%	7.50%	9.00%	5.00%
Ultimate trend rate	5.00%	5.00%	4.50%	5.00%	5.00%	5.00%
Year rate reaches ultimate trend rate	2025	2027	2018	2023	2024	2017

A one percentage point increase (decrease) in the assumed health care cost trend rate would have increased (decreased) the accumulated benefit obligation by $98 ($93) at December 31, 2017 and the service and interest cost would have increased (decreased) by $5 ($4) for the year ended December 31, 2017.

As of December 31, 2017, the following expected benefit payments (net of Medicare Part D subsidiary for Post-Employment Benefit Plan Payments) and the related expected subsidy receipts that reflect expected future service, as appropriate, are expected to be paid to plan participants:

	Post-Employment Benefit Plan
	Expected Benefit Payments	Expected Subsidy Receipts
2018	$486	$15
2019	491	13
2020	469	11
2021	443	11
2022	418	9
2023-2027	1,221	30
Total	$3,528	$89

Share-Based Compensation Plans.  As of December 31, 2017, the Company was authorized to issue 40,000,000 shares of Common Stock and had a treasury share balance of 1,318,545 at December 31, 2017.

The Company currently has two active share-based compensation plans: the Employee Equity Incentive Plan of 2014 (the "2014 Plan") and the Non-Employee Director Equity Incentive Plan (the "Directors' Plan"). The plans were approved by shareholders at the Company's annual meeting in May 2014. The 2014 Plan replaced the 2004 Plan. Detail of activities in both plans follows below.

The Company’s share-based compensation plans provide for the awarding of stock options, stock appreciation rights, and shares of restricted stock and RSUs for senior executives and salaried employees, as well as for outside directors.  Compensation expense related to restricted stock awards is based on the market price of the stock on the date the Board of Directors communicates the approved award and is amortized over the vesting period of the restricted stock award. The Consolidated Statements of Income for 2017, 2016, and 2015 reflect total share-based compensation costs and director fees for awarded grants of $2,245, $2,402, $1,414, respectively, related to these plans.

The Company elected to early adopt the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting in the quarter ended September 30, 2016. The provision of this ASU related to share-based compensation award forfeitures had no impact on the Company’s beginning of year retained earnings for 2016 and no impact for the year of adoption since it elected to continue to estimate forfeitures rather than account for them as they occur.

For long-term incentive awards to be granted in the form of RSUs in 2018 based on 2017 results, the Human Resources and Compensation Committee ("HRCC") determined that the grants would have performance conditions that would be based on the same performance metrics as the Short-Term Incentive Plan (the "STI Plan"). The performance metrics are operating income, earnings before interest, taxes, depreciation, and amortization ("EBITDA"), and EPS. Because management determined at the beginning of 2017 that the performance metrics would most likely be met, amortization of the estimated dollar pool of RSUs to be awarded based on 2017 results was started in the first quarter over an estimated 48 month period, including 12 months to the grant date and an additional 36 months to the vesting date. The Consolidated Statements of Income for 2017, 2016, and 2015 reflects share-based compensation costs for grants to be awarded of $491, $317, and $482, respectively.

At the Company's annual meeting in May 2014, shareholders approved a new Employee Stock Purchase Plan (the "ESPP Plan") with 300,000 shares registered for employee purchase. The ESPP Plan is not active at this time. The Company's former employee stock purchase plan continued in use until its termination during 2017.

2014 Plan

The 2014 Plan, with 1,500,000 shares registered for future grants, provides that vesting occurs pursuant to the time period specified in the particular award agreement approved for that issuance of RSUs, which is to be not less than three years unless vesting is accelerated due to the occurrence of certain events. As of December 31, 2017, 280,075 RSUs had been granted of the 1,500,000 shares approved for under the 2014 Plan.

Directors' Plan

The Director's Plan, with 300,000 shares registered for future grants, provides that vesting occurs pursuant to the time period specified in the particular award agreement approved for that issuance of equity.  As of December 31, 2017, 64,035 shares were granted of the 300,000 shares approved for grants under the Directors' Plan and all 64,035 shares were vested.

2004 Plan

Under the 2004 Plan, as amended, the Company granted incentives (including stock options and restricted stock awards) for up to 2,680,000 shares of the Company’s Common Stock to salaried, full time employees, including executive officers.  The term of each award generally was determined by the committee of the Board of Directors charged with administering the 2004 Plan.  Under the terms of the 2004 Plan, any options granted were non-qualified stock options, exercisable within ten years and had an exercise price of not less than the fair value of the Company’s Common Stock on the date of the grant.  As of December 31, 2017, no stock options and no unvested restricted stock shares (net of forfeitures) remained outstanding under the 2004 Plan.  No future grants can be made under the 2004 Plan.

In connection with the Reorganization, the 2004 Plan was amended to provide for grants in the form of RSUs.  The awards entitle participants to receive shares of stock following the end of a five year vesting period.  Full or pro-rata accelerated vesting generally might occur upon a "change in the ownership" of the Company or the subsidiary for which a participant performed services, a "change in effective control" of the Company or a "change in the ownership of a substantial portion of the assets" of the Company (in each case, generally as defined in the Treasury regulations under Section 409A of the Internal Revenue Code), or if employment of a participant is terminated as a result of death, disability, retirement or termination without cause.  Participants have no voting of dividend rights under the awards that were granted; however, the awards provide for payment of dividend equivalents when dividends are paid to stockholders.  As of December 31, 2017, 145,000 unvested RSUs remained under the 2004 Plan.  As of December 31, 2017, no RSU awards were available for future grants under the 2004 Plan.

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
Restricted Stock.  Summary of unvested restricted stock under the Company’s share-based compensation plans for 2016 and 2015. There was no unvested restricted stock under the Company's share-based compensation plans in 2017.

	Year Ended December 31,
	2016		2015
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Unvested balance at beginning of year	128,500	$5.85	278,900	$6.28
Granted	—	—	13,585	17.02
Forfeited	—	—	(30,800)	6.27
Vested	(128,500)	5.85	(133,185)	7.80
Unvested balance at end of year	—	$—	128,500	$5.85

During 2016 and 2015, the total fair value of restricted stock awards vested was $752, and $1,038, respectively.  As of December 31, 2016, there was no unrecognized compensation costs related to restricted stock awards.

RSUs.  Summary of unvested RSUs under the Company’s share-based compensation plans for 2017, 2016, and 2015:

	Year Ended December 31,
	2017		2016		2015
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Unvested balance at beginning of year	527,486	$10.17	437,946	$7.09	413,288	$5.09
Granted	47,514	42.93	100,892	23.15	89,702	16.63
Forfeited	(3,508)	25.74	(11,352)	11.55	(54,506)	6.15
Vested	(203,000)	4.82	—	—	(10,538)	14.88
Unvested balance at end of year	368,492	$17.20	527,486	$10.17	437,946	$7.09

During 2017, 2016, and 2015, the total fair value of RSU awards vested was $979, $0, and $157, respectively. As of December 31, 2017 there was $3,036 of total estimated unrecognized compensation costs (net of estimated forfeitures) related to granted RSU awards.  These costs are expected to be recognized over a weighted average period of approximately 1.5 years.

Upon their vesting, we purchased restricted stock and RSUs from employees to cover associated withholding taxes. Total treasury stock purchases added 74,132 shares or $4,663 in 2017; 40,870 shares or $1,518 in 2016; and 60,135 shares or $920 in 2015.

Annual Cash Incentive Plan. Effective January 1, 2014, the Company adopted a new STI Plan to replace its 2012 Cash Incentive Program. The STI Plan is designed to motivate and retain the Company's officers and employees and tie short-term incentive compensation to achievement of certain profitability goals by the Company. Pursuant to the STI Plan, short-term incentive compensation is dependent on the achievement of certain performance metrics by the Company, established by the Board of Directors. Each performance metric is calculated in accordance with the rules approved by the HRCC, which may adjust the results to eliminate unusual items. For 2017, the performance metrics were operating income, EBITDA, and EPS. For 2016, the performance metrics were operating income, EBITDA, and EPS. For 2015, the performance metrics were operating income, barreled distillate put away, and ICP equity income. Operating income for the performance metric was defined as reported GAAP operating income adjusted for certain discretionary items as determined by the Company's management ("adjusted operating income"). The HRCC determines the officers and employees eligible to participate under the STI Plan for the plan year as well as the target annual incentive compensation for each participant for each plan year.

Amounts expensed under the STI Plan totaled $5,150, $3,394, and $4,964 for 2017, 2016, and 2015, respectively.

NOTE 10:	CONCENTRATIONS

Significant customers.  For 2017, 2016, and 2015, the Company had no sales to an individual customer that accounted for more than 10 percent of consolidated net sales.  During the years 2017, 2016, and 2015, the Company’s ten largest customers accounted for approximately 39 percent, 36 percent, and 42 percent of consolidated net sales, respectively.

Significant suppliers. For 2017, the Company had purchases from two grain suppliers that approximated 29 percent of consolidated purchases. In addition, the Company's 10 largest suppliers accounted for approximately 65 percent of consolidated purchases.

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

NOTE 11:	OPERATING SEGMENTS

At December 31, 2017 and 2016, the Company had two segments: distillery products and ingredient solutions. The distillery products segment consists of food grade alcohol and distillery co-products, such as distillers feed (commonly called dried distillers grain in the industry) and fuel grade alcohol. The distillery products segment also includes warehouse services, including barrel put away, barrel storage, and barrel retrieval services. Ingredient solutions consists of specialty starches and proteins and commodity starches and proteins.

Operating profit for each segment is based on net sales less identifiable operating expenses.  Non-direct SG&A, interest expense, earnings from the Company's equity method investments until sold on July 3, 2017, other special charges, and other general miscellaneous expenses are excluded from segment operations and are classified as Corporate.  Receivables, inventories, and equipment have been identified with the segments to which they relate.  All other assets are considered as Corporate.

	Year Ended December 31,
	2017	2016	2015
Net sales to customers:
Distillery products	$291,008	$265,243	$270,225
Ingredient solutions	56,440	53,020	57,379
Total(a)	$347,448	$318,263	$327,604

Gross profit:
Distillery products	$66,817	$56,836	$50,662
Ingredient solutions	9,199	8,447	7,871
Total	$76,016	$65,283	$58,533

Depreciation and amortization:
Distillery products	$8,490	$8,371	$8,900
Ingredient solutions	1,660	1,655	2,111
Corporate	1,158	1,227	1,371
Total	$11,308	$11,253	$12,382

Income (loss) before income taxes:
Distillery products	$60,424	$53,583	$49,097
Ingredient solutions	6,613	5,836	5,636
Corporate	(14,279)	(14,702)	(16,315)
Total	$52,758	$44,717	$38,418

(a)
Net sales revenue from foreign sources totaled $22,870, $22,422, and $18,772 for 2017, 2016, and 2015, respectively, and is largely derived from Japan, Thailand, and Canada.  The balance of total net sales revenue is from domestic sources.

	December 31,
	2017		2016
Identifiable Assets
Distillery products	$191,321		$161,059
Ingredient solutions	28,950		27,109
Corporate	20,057	(a)	37,168
Total(b)	$240,328		$225,336

(a)	Reflects the 2017 sale of ICP, the Company's equity method investment (Note 3).

(b)	The Company has no assets located in foreign countries.

NOTE 12:	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2017	2016	2015
Non-cash investing and financing activities:
Purchase of property, plant, and equipment in accounts payable	$4,522	$4,364	$1,784
Additional cash payment information:
Interest paid	1,489	1,467	818
Income taxes paid	13,526	16,409	9,393

NOTE 13:	DERIVATIVE INSTRUMENTS

Certain commodities the Company uses in its production process, or input costs, exposes it to market price risk due to volatility in the prices for those commodities.  Through the Company's grain supply contracts for its Atchison and Lawrenceburg facilities, its wheat flour supply contract for the Atchison facility, and its natural gas contracts for both facilities, it purchases grain, wheat flour, and natural gas, respectively, for delivery from one to 24 months into the future at negotiated prices.  The Company has determined that the firm commitments to purchase grain, wheat flour, and natural gas under the terms of its supply contracts meets the normal purchases and sales exception as defined under Accounting Standards Codification ("ASC") 815,  Derivatives and Hedging, because the quantities involved are for amounts to be consumed within the normal expected production process.

NOTE 14:	RELATED PARTY TRANSACTIONS

Information related to the Company’s related party transactions:

Transactions with ICP and ICP Holdings. On July 3, 2017, the Company completed the sale of its 30 percent equity ownership interest in ICP to Pacific Ethanol (Note 3).

As of December 31, 2017 and 2016, the Company recorded $0 and $3,349, respectively, of amounts due to ICP that were included in accounts payable to affiliate, net, on the accompanying Consolidated Balance Sheets and purchased approximately $18,425, $29,596, and $39,738, respectively, of product from ICP during 2017, 2016, and 2015, respectively, included in cost of sales on the Consolidated Statements of Income.

On June 28, 2017, the Company received a cash dividend distribution form ICP of $6,600, which was its 30 percent ownership share of the total distribution. The Company also received a distribution of $830 on June 30, 2017, which was its 30 percent ownership share of an additional distribution (Note 3).

On February 26, 2016, the Company received a cash dividend distribution from ICP of $3,300, which was its 30 percent ownership share of the total distribution.

NOTE 15:	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year Ended December 31, 2017
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Sales	$91,043	$87,852	$87,892	$91,345
Less: excise tax	2,850	1,519	2,139	4,176
Net sales	88,193	86,333	85,753	87,169
Cost of sales	68,668	67,708	66,928	68,128
Gross profit	19,525	18,625	18,825	19,041
SG&A expenses	8,993	8,154	8,311	7,649
Operating income	10,532	10,471	10,514	11,392
Gain on sale of equity method investment (Note 3)(a)	—	11,381	—	—
Equity method investment earnings (loss) (Note 3)	—	—	(819)	471
Interest expense, net	(250)	(224)	(379)	(331)
Income before income taxes	10,282	21,628	9,316	11,532
Income tax expense (benefit) (Note 6)(b)	(2,357)	7,491	2,947	2,854
Net income	$12,639	$14,137	$6,369	$8,678

Basic and diluted EPS data	$0.74	$0.82	$0.37	$0.50

Dividends and dividend equivalents per common share and per unit	$0.04	$0.89	$0.04	$0.04

(a)
Net income was positively impacted during the third quarter of 2017 by a gain on sale of equity method investment of $11,381 related to the sale of the Company's 30 percent interest in ICP to Pacific Ethanol on July 3, 2017 (Note 3).

(b)	Net income was positively impacted during the fourth quarter of 2017 by a provisional income tax benefit of $3,343 related to the Tax Act enacted on December 22, 2017 (Note 6).

(c)	Quarterly EPS amounts may not add to amounts for the year because quarterly and annual EPS calculations are performed separately.

	Year Ended December 31, 2016(a) (b)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Sales	$85,005	$83,711	$82,174	$77,191
Less: excise tax	3,860	3,820	1,782	356
Net sales	81,145	79,891	80,392	76,835
Cost of sales	63,560	64,770	64,861	59,789
Gross profit	17,585	15,121	15,531	17,046
SG&A	6,987	6,981	6,404	6,321
Other operating income, net	—	(3,385)	—	—
Operating income	10,598	11,525	9,127	10,725
Equity method investment earnings (Note 3)	1,776	664	1,079	517
Interest expense	(314)	(341)	(328)	(311)
Income before income taxes	12,060	11,848	9,878	10,931
Income tax expense (Note 6)	3,775	2,316	3,570	3,872
Net income	$8,285	$9,532	$6,308	$7,059

Basic and diluted EPS data	$0.48	$0.55	$0.37	$0.41

Dividends and dividend equivalents per common share and per unit	$0.02	$0.02	$—	$0.08

(a)
Net income was positively impacted during the third quarter of 2016 by other operating income, net, of $3,385 related to a legal settlement agreement and a gain on sale of long-lived assets and by a lower effective income tax rate related to the implementation of ASU No. 2016-09, Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting.

(b)	Quarterly EPS amounts may not add to amounts for the year because quarterly and annual EPS calculations are performed separately.

NOTE 16:	ACQUISITION

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

Summary of the consideration paid for the George Remus® brand business and the estimated fair value of the assets acquired at the acquisition date:

Consideration:
Cash	$1,551
Contingent consideration arrangement (included in Other non-current liabilities on the Consolidated Balance Sheets)	350
Fair value of total consideration transferred	$1,901

Recognized amounts of identifiable assets acquired:
Inventory	$51
Total identifiable net assets assumed	$51
Goodwill and Brand name (indefinite lived) (included in Other assets on the Consolidated Balance Sheets) (Note 4)	1,850
Total	$1,901

NOTE 17:	SUBSEQUENT EVENTS

Dividend Declaration

On February 21, 2018, the Board of Directors declared a quarterly dividend payable to stockholders of record as of March 9, 2018, of our Common Stock and a dividend equivalent payable to holders of RSUs as of March 9, 2018, of $0.08 per share and per unit.  The dividend payment and dividend equivalent payment will occur on March 23, 2018.

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

CHANGES IN INTERNAL CONTROLS

There has been no change in the Company’s internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during 2017 that has materially affected, or is reasonably likely to materially affect MGP Ingredients, Inc.’s internal control over financial reporting.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the information under Principal Stockholders of the Proxy Statement.

The following is a summary of securities authorized for issuance under equity compensation plans as of December 31, 2017:

	(1) Number of shares to be issued upon exercise of outstanding options, warrants, and rights	(2) Weighted average of exercise price of outstanding options, warrants, and rights	(3) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity compensation plans approved by security holders	368,492	$17.20	1,455,890
Equity compensation plans not approved by security holders	—	—	—
Total	368,492	$17.20	1,455,890

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    The following financial statements are filed as part of this report:

•	Management's Report on Internal Control over Financial Reporting.

▪	Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements and Internal Control over Financial Reporting.

▪	Consolidated Statements of Income – for the Years Ended December 31, 2017, 2016, and 2015.
Consolidated Statements of Comprehensive Income – for the Years Ended December 31, 2017, 2016, and 2015.

•	Consolidated Balance Sheets at December 31, 2017 and 2016.

•	Consolidated Statements of Cash Flows – for the Years Ended December 31, 2017, 2016, and 2015.

▪	Consolidated Statements of Changes in Stockholders’ Equity – for the Years Ended December 31, 2017, 2016, and 2015.

▪	Notes to Consolidated Financial Statements.

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

EXHIBIT LIST

2.1
Agreement of Merger and Plan of Reorganization, dated as of January 3, 2012, by and among MGPI Processing, Inc. (formerly MGP Ingredients, Inc.), MGP Ingredients, Inc. (formerly MGPI Holdings, Inc.) and MGPI Merger Sub, Inc. (Incorporated by reference to Exhibit 2 of the Company’s Current Report on Form 8-K filed January 5, 2012 (File number 000-17196))

2.2
Asset Purchase Agreement by and among Lawrenceburg Distillers Indiana, LLC, Angostura US Holdings Limited and MGPI of Indiana, LLC, dated October 20, 2011 (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed December 28, 2011 (File number 000-17196))

2.3
Agreement and Plan of Merger, dated June 26, 2017, by and among Pacific Ethanol Central, LLC, ICP Merger Sub, LLC, Illinois Corn Processing, LLC, Illinois Corn Processing Holdings Inc., and MGPI Processing, Inc. (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed June 27, 2017 (File Number 000-17196))

3.1.1
Articles of Incorporation of MGP Ingredients, Inc. (formerly MGPI Holdings, Inc.), as amended (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed January 5, 2012 (File number 000-17196))

3.1.2
Certificate of Amendment to Articles of Incorporation of MGP Ingredients, Inc. (formerly MGPI Holdings, Inc.) (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed January 5, 2012 (File number 000-17196))

3.1.3
Certificate of Amendment to Articles of Incorporation of MGP Ingredients, Inc., dated May 22, 2014 (Incorporated by reference to Exhibit A of the Company's Proxy Statement on Schedule 14A filed April 21, 2014 (File number 000-17196))

3.2
Amended and Restated Bylaws of MGP Ingredients, Inc. dated February 22, 2017 (Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed February 28, 2017 (File number 000-17196))

4.1
Third Amended and Restated Credit Agreement, dated March 21, 2016, by and among MGPI Processing, Inc., MGPI Pipeline, Inc. and MGPI of Indiana, LLC as Borrowers, MGP Ingredients, Inc., Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 25, 2016 (File number 000-17196))

4.1.1
Amendment No. 1 to Third Amended and Restated Credit Agreement, dated November 8, 2016, by and among MGPI Processing, Inc., MGPI Pipeline, Inc. and MGPI of Indiana, LLC as Borrowers, MGP Ingredients, Inc., Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto (Incorporated by reference to Exhibit 4.1.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File number 000-17196))

4.1.2
Reaffirmation of Loan Documents and Amendment No. 2 to Guaranty and Security Agreement, dated March 21, 2016, by and among MGP Ingredients, Inc., MGPI Processing, Inc., MGPI Pipeline, Inc., MGPI of Indiana, LLC, and Thunderbird Real Estate Holdings, LLC, as Grantors, and Wells Fargo Bank, National Association, as Administrative Agent (Incorporated by reference to Exhibit 4.1.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File number 000-17196))

4.2
Secured Promissory Note, dated July 3, 2017, issued to MGPI Processing, Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on July 10, 2017 (File number 000-17196))

4.3
Credit Agreement between MGP Ingredients, Inc. and Wells Fargo Bank, National Association, dated August 23, 2017 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on August 24, 2017 (File number 000-17196))

4.4
Note Purchase and Private Shelf Agreement between MGP Ingredients, Inc., PGIM, Inc., and certain purchasers affiliated with PGIM, Inc., dated August 23, 2017 (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on August 24, 2017 (File number 000-17196))

10.1
Limited Liability Company Agreement dated November 20, 2009 between MGPI Processing, Inc. (formerly MGP Ingredients, Inc.) and Illinois Corn Processing Holdings LLC (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 27, 2009 (File number 000-17196))

10.2*	Stock Incentive Plan of 2004, as amended (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statements on Form S-8 (File numbers 333-162625 & 333-119860))
10.3.1*
First Amended and Restated MGP Ingredients, Inc. Short-Term Incentive Plan (For 2012 and Subsequent Years) (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 19, 2012 (File number 000-17196))

10.3.2*
First Amendment to the First Amended and Restated MGP Ingredients, Inc. Short-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 9, 2013 (File number 000-17196))

10.4*
MGP Ingredients, Inc. 2014 Non-Employee Director Equity Incentive Plan (Incorporated by reference to Exhibit C of the Company's Proxy Statement on Schedule 14A filed April 21, 2014 (File number 000-17196))

10.5*
MGP Ingredients, Inc. 2014 Equity Incentive Plan (as amended and restated) (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 20, 2016 (File number 000-17196))

10.6*
Guidelines on Issuance of Fiscal 2012 Restricted Stock Unit Awards (Incorporated by reference to Exhibit 10.41 of the Company’s Report on Form 10-K for fiscal year ended December 31, 2012 (File number 000-17196))

10.7*	Guidelines on Issuance of Fiscal 2013 Restricted Stock Unit Awards (Incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013)
10.8*
Form of Award Agreement for Fiscal 2012 Restricted Stock Unit Awards granted under the Stock Incentive Plan of 2004 (Incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2012 (File number 000-17196))

10.9*
Form of Award Agreement for Fiscal 2014 Restricted Stock Unit Awards granted under the Non-Employee Director Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2014 (File number 000-17196))

10.10*
MGP Ingredients, Inc. Agreement as to Award of Restricted Stock Units Granted under the 2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2014 (File number 000-17196))

10.11*	Compensation Claw Back Policy (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 12, 2011 (File number 000-17196))
10.12*
Form of Indemnification Agreement between MGP Ingredients, Inc. (formerly MGPI Holdings, Inc.) and its Directors and Executive Officers (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed January 5, 2012 (File number 000-17196))

10.13*
Employment Agreement, dated July 23, 2014, between MGP Ingredients, Inc. and Augustus C. Griffin, Chief Executive Officer (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2014 (File number 000-17196))

10.14*
Offer Letter between MGP Ingredients, Inc. and Tom Pigott dated August 28, 2015 (Incorporated by reference to Exhibit 10.27 of the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (File number 000-17196))

10.15
Stock Repurchase Agreement between MGP Ingredients, Inc. and F2 SEA Inc., dated September 1, 2015 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 8, 2015 (File number 000-17196))

10.16*
Employment Agreement between Augustus C. Griffin and MGP Ingredients, Inc. entered into and effective as of October 31, 2017 (Incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2017 (File number 000-17196))

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
101**
The following financial information from MGP Ingredients, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016, and (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows (and in the case of (ii), (iii), (iv) and (v)) for the years ended December 31, 2017, December 31, 2016, and December 31, 2015, and (vi) the Notes to the Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement ** Filed herewith

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Atchison, State of Kansas, on this 1st day of March, 2018.

MGP INGREDIENTS, INC.

By	/s/ Augustus C. Griffin
Augustus C. Griffin, President and Chief Executive Officer (Principal Executive Officer)

By	/s/ Thomas K. Pigott
Thomas K. Pigott, Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Augustus C. Griffin and Thomas K. Pigott each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any, and all, capacities, and to sign any, and all, reports of the Registrant on Form 10-K and to sign any, and all, amendments to such reports and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities & Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated

Name	Title	Date
/s/Augustus C. Griffin
Augustus C. Griffin	President and Chief Executive Officer	March 1, 2018
/s/ Thomas K. Pigott
Thomas K. Pigott	Vice President, Finance and Chief Financial Officer	March 1, 2018
/s/ James L. Bareuther
James L. Bareuther	Director	March 1, 2018
/s/ David J. Colo
David J. Colo	Director	March 1, 2018
/s/ Terrence P. Dunn
Terrence P. Dunn	Director	March 1, 2018
/s/ Anthony P. Foglio
Anthony P. Foglio	Director	March 1, 2018
/s/ George W. Page, Jr.
George W. Page, Jr.	Director	March 1, 2018
/s/ Daryl R. Schaller
Daryl R. Schaller	Director	March 1, 2018
/s/ Karen Seaberg
Karen Seaberg	Director	March 1, 2018
/s/ M. Jeannine Strandjord
M. Jeannine Strandjord	Director	March 1, 2018