Form 10-Q
period 2018-03-31
MGP INGREDIENTS INC
filed 2018-05-02
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or

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

16,844,596 shares of Common Stock, no par value as of April 26, 2018

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter Ended
	March 31, 2018	March 31, 2017
Net sales	$87,956	$87,169
Cost of sales (a)	69,005	68,128
Gross profit	18,951	19,041
Selling, general and administrative expenses ("SG&A")	8,562	7,649
Operating income	10,389	11,392
Equity method investment earnings (Note 3)	—	471
Interest expense, net	(207)	(331)
Income before income taxes	10,182	11,532
Income tax expense (Note 5)	1,255	2,854
Net income	$8,927	$8,678

Income attributable to participating securities	175	250
Net income attributable to common shareholders and used in earnings per share ("EPS") calculation (Note 6)	$8,752	$8,428

Share information:
Basic and Diluted weighted average common shares	16,843,255	16,712,578

Basic and diluted earnings per common share	$0.52	$0.50
Dividends and dividend equivalents per common share	$0.08	$0.04

(a)Includes related party purchases of $0 and $9,245 for the quarters ended March 31, 2018 and 2017, respectively.

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter Ended
	March 31, 2018	March 31, 2017
Net income	$8,927	$8,678
Other comprehensive loss, net of tax:
Change in post-employment benefits	(13)	(39)
Other, net of tax	—	(2)
Other comprehensive loss	(13)	(41)
Comprehensive income	$8,914	$8,637

See accompanying notes to unaudited condensed consolidated financial statements

       MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	March 31, 2018	December 31, 2017
Current Assets
Cash and cash equivalents	$1,123	$3,084
Receivables (less allowance for doubtful accounts: March 31, 2018 - $24; December 31, 2017 - $24)	34,532	34,347
Inventory	98,876	93,149
Prepaid expenses	3,187	2,182
Refundable income taxes	932	1,980
Total current assets	138,650	134,742

Property and equipment	271,097	267,288
Less accumulated depreciation and amortization	(167,095)	(164,237)
Property and equipment, net	104,002	103,051
Other assets	2,559	2,535
Total assets	$245,211	$240,328

Current Liabilities
Current maturities of long-term debt	$375	$372
Accounts payable	24,630	30,037
Accrued expenses	7,161	11,171
Total current liabilities	32,166	41,580

Long-term debt, less current maturities	21,316	21,407
Revolving credit facility	10,544	2,775
Deferred credits	1,934	2,151
Accrued retirement, health and life insurance benefits	3,030	3,133
Other noncurrent liabilities	542	540
Deferred income taxes	291	12
Total liabilities	69,823	71,598

Contingencies (Note 7)
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 18,115,965 shares at March 31, 2018 and December 31, 2017, and 16,844,596 and 16,797,420 shares outstanding at March 31, 2018 and December 31, 2017, respectively	6,715	6,715
Additional paid-in capital	13,983	13,912
Retained earnings	174,682	167,129
Accumulated other comprehensive loss	(324)	(311)
Treasury stock, at cost
Shares of 1,271,369 at March 31, 2018 and 1,318,545 at December 31, 2017	(19,672)	(18,719)
Total stockholders’ equity	175,388	168,730
Total liabilities and stockholders’ equity	$245,211	$240,328

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Quarter Ended
	March 31, 2018	March 31, 2017
Cash Flows from Operating Activities
Net income	$8,927	$8,678
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,929	2,738
Deferred income taxes	279	(490)
Share-based compensation	1,191	1,028
Equity method investment earnings	—	(471)
Changes in Operating Assets and Liabilities:
Receivables, net	(185)	(10,302)
Inventory	(5,727)	(1,130)
Prepaid expenses	(1,005)	(742)
Accounts payable	(2,238)	(943)
Accounts payable to affiliate, net	—	(542)
Accrued expenses	(4,009)	(1,627)
Income taxes payable	1,048	3,239
Deferred credit	(217)	(201)
Accrued retirement health and life insurance benefits	(114)	(177)
Net cash provided by (used in) operating activities	879	(942)
Cash Flows from Investing Activities
Additions to plant, property and equipment	(6,978)	(6,454)
Other, net	(62)	—
Net cash used in investing activities	(7,040)	(6,454)
Cash Flows from Financing Activities
Purchase of treasury stock for tax withholding on share-based compensation	(2,073)	(1,131)
Payment of dividends and dividend equivalents	(1,375)	(688)
Principal payments on long-term debt	(93)	(89)
Proceeds from credit agreement	7,741	10,500
Payments on credit agreement	—	(2,765)
Net cash provided by financing activities	4,200	5,827
Decrease in cash and cash equivalents	(1,961)	(1,569)
Cash and cash equivalents, beginning of period	3,084	1,569
Cash and cash equivalents, end of period	$1,123	$—

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Capital Stock Preferred	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2017	$4	$6,715	$13,912	$167,129	$(311)	$(18,719)	$168,730
Comprehensive income:
Net income	—	—	—	8,927	—	—	8,927
Other comprehensive loss	—	—	—	—	(13)	—	(13)
Dividends and dividend equivalents, net of estimated forfeitures	—	—	—	(1,374)	—	—	(1,374)
Share-based compensation	—	—	1,052	—	—	—	1,052
Stock shares awarded, forfeited, or vested	—	—	(981)	—	—	1,120	139
Purchase of treasury stock for tax withholding on share-based compensation	—	—	—	—	—	(2,073)	(2,073)
Balance, March 31, 2018	$4	$6,715	$13,983	$174,682	$(324)	$(19,672)	$175,388

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

Basis of Presentation and Principles of Consolidation. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements as of and for the quarter ended March 31, 2018 should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission ("SEC").  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Inventories are stated at lower of cost or net realizable value on the first-in, first-out, or FIFO, method.  Inventory valuations are impacted by constantly changing prices paid for key materials, primarily corn. Inventory consists of the following:

	March 31, 2018	December 31, 2017
Finished goods	$14,905	$13,284
Barreled distillate (bourbon and whiskey)	67,932	65,726
Raw materials	5,282	3,954
Work in process	1,366	1,935
Maintenance materials	7,448	7,256
Other	1,943	994
Total	$98,876	$93,149

Revenue Recognition.

As a result of the adoption of ASU No. 2014-09, Revenue from Contracts with Customers and related amendments (collectively "Topic 606") on January 1, 2018, the Company has changes to its accounting policy for revenue recognition (also see Note 2). Revenue is recognized when control of the promised goods or services, through performance obligations by the Company, is transferred to the customer in an amount that reflects the consideration it expects to be entitled to in exchange for the performance obligations. The term between invoicing and when payment is due is not significant and the period between when the entity transfers the promised good or service to the customer and when the customer pays for that good or service is one year or less.

Excise taxes that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer are excluded from revenue. Revenue is recognized for the sale of products at the point in time finished products are delivered to the customer in accordance with shipping terms. This is a faithful depiction of the satisfaction of the performance obligation because, at that point control passes to the customer, the customer has legal title and the risk and rewards of ownership have transferred, and the customer has present obligation to pay.

The Company’s distillery products segment routinely enters into bill and hold arrangements, whereby the Company produces and sells unaged distillate to customers, and the product is subsequently barreled at the customer’s request and warehoused at a Company location for an extended period of time in accordance with directions received from the Company’s customers. Even though the unaged distillate remains in the Company's possession, a sale is recognized at the point in time when the customer obtains control of the product. Control is transferred to the customer in bill and hold transactions when: customer acceptance specifications have been met, legal title has transferred, the customer has a present obligation to pay for the product, the risk and rewards of ownership have transferred to the customer, and all the following additional bill and hold criteria have been met: the customer has requested the product be warehoused, the product has been identified as separately belonging to the customer, the product is currently ready for physical transfer to the customer, and the Company does not have the ability to use the product or direct it to another customer.

Warehouse service revenue is recognized over the time that warehouse services are rendered and as they are rendered. This is a faithful depiction of the satisfaction of the performance obligation because control of the aging products has already passed to the customer and there are no additional performance activities required by the Company, except as requested by the customer. The performance of the service activities, as requested, are invoiced as they are satisfied and revenue is concurrently recognized. The Company applies the 'as-invoiced' practical expedient for its warehouse services, permitting it to recognize revenue in the amount to which it has a right to invoice the customer since that amount corresponds directly with the value to the customer of the Company's performance completed to date.

Income Taxes. The Company accounts for income taxes using an asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

EPS.  Basic and diluted EPS are computed using the two-class method, which is an earnings allocation formula that determines net income per share for each class of Common Stock and participating security according to dividends declared and participation rights in undistributed earnings.  Per share amounts are computed by dividing net income attributable to common shareholders by the weighted average shares outstanding during the period.

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

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $32,683 and $24,838 at March 31, 2018 and December 31, 2017, respectively. The financial statement carrying value of total debt was $32,235 (including unamortized loan fees) and $24,554 (including unamortized loan fees) at March 31, 2018 and December 31, 2017, respectively.  These fair values are considered Level 2 under the fair value hierarchy.

Recent Accounting Pronouncements.

In February 2018, the FASB issued Accounting Standards Update ("ASU") 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This ASU is effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The Company is evaluating the effect that ASU 2018-02 will have on its consolidated financial statements and related disclosures.

In January 2018, the FASB issued ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842, which clarifies that land easements are in the scope of ASU 2016-02, Leases, and provides transition relief. The effective date and transition requirements of ASU 2018-01 are the same as the effective date and transition requirements of ASU 2016-02. The Company is evaluating the effect that ASU 2018-01 will have on its consolidated financial statements and related disclosures in conjunction with ASU 2016-02.

ASU Transition Updates.

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires companies to present the service cost component of net benefit cost in the same line items in which they report compensation cost. Companies will present all other components of net benefit cost outside operating income, if this subtotal is presented. This ASU was effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. The Company adopted ASU 2017-07 for the quarter ended March 31, 2018 with immaterial impact on its financial results and presentation.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires companies to include cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. The Company adopted ASU 2016-18 for the quarter ended March 31, 2018 and has determined that there is no impact to the presentation of the condensed consolidated statements of cash flows because the Company had no restricted cash for the quarters ended March 31, 2018 and 2017.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight classification issues related to the statement of cash flows: Debt prepayment or debt extinguishment costs; Settlement of zero coupon bonds; Contingent consideration payments made after a business combination; Proceeds from the settlement of insurance claims; Proceeds from the settlement of corporate owned life insurance policies, including bank owned life insurance policies; Distributions received from equity method investees; Beneficial interests in securitization transactions; and Separately identifiable cash flows and application of the predominance principle. This ASU was effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. The Company adopted ASU 2016-15 for the quarter ended March 31, 2018 and has determined that there is no impact to the presentation of the condensed consolidated statements of cash flows for the quarters ended March 31, 2018 and 2017.

In February 2016, the FASB issued ASU 2016-02, Leases, which aims to make leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. This ASU is effective for public business entities for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements and related disclosures. At March 31, 2018, the Company had various machinery and equipment operating leases, as well as operating leases for 251 rail cars and one office space.

Note 2.  Revenue.

Adoption of Topic 606, Revenue from Contracts with Customers

On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers and related amendments (collectively "Topic 606") using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Financial results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historic accounting under Accounting Standards Codification 605, Revenue Recognition ("ASC 605"). The Company has completed its evaluation of the impact of Topic 606 and concluded that there is no impact to the financial statements as a result of adopting Topic 606. The Company recorded no adjustment to opening retained earnings as of January 1, 2018 related to the transition from ASC 605 to Topic 606 and there are no differences to disclose to reconcile financial statement activity as reported under Topic 606 to ASC 605 for the quarter ended March 31, 2018 .

Disaggregation of Revenue.

The following table presents the Company's revenues disaggregated by segment and major products and services.

	NET SALES
	Quarter Ended March 31,
	2018	2017	(a)
Distillery Products
Premium beverage alcohol	$44,071	$45,640
Industrial alcohol	19,344	19,123
Food grade alcohol	$63,415	$64,763
Fuel grade alcohol	1,863	1,642
Distillers feed and related co-products	6,224	4,922
Warehouse services	2,875	2,623
Total distillery products	$74,377	$73,950

Ingredient Solutions
Specialty wheat starches	$6,801	$6,407
Specialty wheat proteins	4,736	4,378
Commodity wheat starch	2,042	2,088
Commodity wheat protein	—	346
Total ingredient solutions	$13,579	$13,219

Total net sales	$87,956	$87,169

(a) As noted above, prior period amounts were not adjusted upon adoption of Topic 606.

The following table presents the Company's revenues disaggregated by segment and timing of revenue recognition.

	NET SALES
	Quarter Ended March 31,
	2018	2017	(a)
Distillery Products
Products transferred at a point in time	$71,502	$71,327
Services transferred over time	2,875	2,623
Total distillery products	$74,377	$73,950

Ingredient Solutions
Products transferred at a point in time	$13,579	$13,219

Total net sales	$87,956	$87,169

(a) As noted above, prior period amounts were not adjusted upon adoption of Topic 606.

The Company generates revenues from the distillery products segment by the sale of products and by providing warehouse services related to the storage and aging of customer products. The Company generates revenues from the ingredient solutions segment by the sale of products.

Contracts with customers in both segments include a single performance obligation (either the sale of products or the provision of warehouse services). Certain customers may receive volume rebates or discounts, which are accounted for as variable consideration. The Company estimates these amounts based on the expected amount to be provided to customers and reduces revenues recognized. The Company believes there will be no significant changes to the estimates of variable consideration.

Note 3.  Equity Method Investments.

As of March 31, 2018, the Company had no investments accounted for using the equity method of accounting. Until July 3, 2017, the Company had a 30 percent interest in Illinois Corn Processing ("ICP"), which manufactured alcohol for fuel, industrial and beverage applications. The Company completed the sale of its equity ownership interest in ICP to Pacific Ethanol Central, LLC, on July 3, 2017, consistent with an Agreement and Plan of Merger entered into on June 26, 2017.

Summary Financial Information (unaudited). Condensed financial information related to the Company’s non-consolidated equity method investment in ICP for the quarter ended March 31, 2017 is shown below.

Quarter Ended March 31,
2017
ICP’s Operating results:
Net sales (a)	$38,385
Cost of sales and expenses (b)	36,814
Net income	$1,571

(a)	Includes related party sales to MGPI of $8,657 for the quarter ended March 31, 2017.

(b)	Includes depreciation and amortization of $858 for the quarter ended March 31, 2017.

The Company’s equity method investment earnings for the quarter ended March 31, 2017, based on unaudited financial statements, was $471.

Note 4.  Corporate Borrowings.

Indebtedness Outstanding:

Description(a)	March 31, 2018	December 31, 2017
Credit Agreement - Revolver, 3.281% (variable rate) due 2022	$11,039	$3,298
Secured Promissory Note, 3.71% (variable rate) due 2022	1,874	1,966
Prudential Note Purchase Agreement, 3.53% (fixed rate) due 2027	20,000	20,000
Unamortized loan fees(b)	(678)	(710)
Total	$32,235	$24,554
Less current maturities of long term debt	(375)	(372)
Long-term debt	$31,860	$24,182

(a) Interest rates are as of March 31, 2018.
(b) Loan fees are being amortized over the life of the Credit Agreements.

Credit Agreements. On August 23, 2017, the Company entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association. The Credit Agreement provides for a $150,000 revolving credit facility. The Company may increase the facility from time to time by an aggregate principal amount of up to $25,000 provided certain conditions are satisfied and at the discretion of the lender. The Credit Agreement matures on August 23, 2022. The Credit Agreement includes certain requirements and covenants, which the Company was in compliance with at March 31, 2018. As of March 31, 2018, the Company's total outstanding borrowings under the Credit Agreement were $11,039 leaving $138,961 available.

On August 23, 2017, the Company also entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. The Note Purchase Agreement provides for the issuance of up to $75,000 of Senior Secured Notes, and the Company issued $20,000 of Senior Secured Notes with a maturity date of August 23, 2027. The Note Purchase Agreement includes certain requirements and covenants, which the Company was in compliance with at March 31, 2018.

Note 5. Income Taxes.
On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”), resulting in significant modifications to U.S. tax law. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. As of March 31, 2018, we have not made a measurement period adjustment and the accounting for the Tax Act remains incomplete.

Income tax expense for the quarter ended March 31, 2018 was $1,255, for an effective tax rate for the quarter of 12.3 percent. The effective tax rate differs from the 21 percent federal statutory rate (as lowered by the Tax Act) on pretax income primarily due to ASU 2016-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting and state taxes, including state income tax credits in Indiana and Kansas.

Income tax expense for the quarter ended March 31, 2017 was $2,854, for an effective tax rate of 24.7 percent for the quarter. The effective tax rate differed from the 35 percent federal statutory rate on pretax income, primarily due to the impact of income tax benefits related to share-based compensation as accounted for in ASU 2016-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, which was adopted by the Company during the quarter ended September 30, 2016, the domestic production activities deduction, and state taxes, including state income tax credits in Indiana and Kansas.

Note 6.  EPS.

The computations of basic and diluted EPS for the quarters ended March 31, 2018 and 2017 are as follows:

	Quarter Ended
	March 31, 2018	March 31, 2017
Operations:
Net income(a)	$8,927	$8,678
Income attributable to participating securities(b)	175	250
Net income attributable to common shareholders	$8,752	$8,428

Share information:
Basic and diluted weighted average common shares(c)	16,843,255	16,712,578

Basic and diluted EPS	$0.52	$0.50

(a)	Net income attributable to all shareholders.

(b)	At March 31, 2018 and 2017, participating securities included 338,375 and 497,491 unvested restricted stock units ("RSUs"), respectively.

(c)	Under the two-class method, weighted average common shares at March 31, 2018 and 2017, exclude unvested, participating securities of 338,375 and 497,491, respectively.

Note 7.  Contingencies.

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

The EPA informed the Company on August 1, 2017, that it intends to seek civil penalties of approximately $250 in connection with its investigation, while offering the Company the opportunity to settle the matter prior to the EPA proceeding with a formal enforcement action. The Company is seeking a negotiated settlement with the EPA, but negotiations have paused pending resolution of the EPA's criminal investigation. Since the Company expects a negotiated resolution of the EPA civil case and EPA-proposed civil penalties are not material to the quarter ended March 31, 2018, the Company has not included an accrual in its results. A portion, or all, of the settled penalty amount may be covered by insurance.

Note 8.  Employee and Non-Employee Benefit Plans.

Equity-Based Compensation Plans.  The Company’s equity-based compensation plans provide for the awarding of stock options, stock appreciation rights, shares of restricted stock ("Restricted Stock"), and RSUs for senior executives and salaried employees, as well as non-employee directors. The Company has two active equity-based compensation plans: the Employee Equity Incentive Plan of 2014 (the "2014 Plan") and the Non-Employee Director Equity Incentive Plan (the "Directors' Plan"). The 2014 Plan replaced the inactive Stock Incentive Plan of 2004.

As of March 31, 2018, 319,301 RSUs had been granted of the 1,500,000 shares approved under the 2014 Plan. 65,793 shares had been granted of the 300,000 shares approved under the Directors' Plan. As of March 31, 2018, 338,375 unvested RSUs were outstanding under the Company’s long-term incentive plans.

Note 9.  Operating Segments.

At March 31, 2018 and 2017, the Company had two segments: distillery products and ingredient solutions. The distillery products segment consists of food grade alcohol and distillery co-products, such as distillers feed (commonly called dried distillers grain in the industry) and fuel grade alcohol. The distillery products segment also includes warehouse services, including barrel put away, storage, retrieval, and blending services. Ingredient solutions consists of specialty starches and proteins and commodity starches and proteins.

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

	Quarter Ended
	March 31, 2018	March 31, 2017
Net Sales to Customers
Distillery products	$74,377	$73,950
Ingredient solutions	13,579	13,219
Total	87,956	87,169
Gross Profit
Distillery products	15,870	16,615
Ingredient solutions	3,081	2,426
Total	18,951	19,041
Depreciation and Amortization
Distillery products	2,241	2,046
Ingredient solutions	434	408
Corporate	254	284
Total	2,929	2,738
Income (loss) before Income Taxes
Distillery products	14,177	15,518
Ingredient solutions	2,424	1,804
Corporate	(6,419)	(5,790)
Total	$10,182	$11,532

The following table allocates assets to each segment:

	As of March 31, 2018	As of December 31, 2017
Identifiable Assets
Distillery products	$196,632	$191,321
Ingredient solutions	30,904	28,950
Corporate	17,675	20,057
Total	$245,211	$240,328

Note 10.  Subsequent Events.

On April 30, 2018, the Board of Directors declared a quarterly dividend payable to stockholders of record as of May 16, 2018, of the Company's Common Stock, and a dividend equivalent payable to holders of RSUs as of May 16, 2018, of $.08 per share and per unit, payable on June 1, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
(Dollar amounts in thousands, unless otherwise noted)

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This Report on Form 10-Q contains forward looking statements as well as historical information.  All statements, other than statements of historical facts, regarding the prospects of our industry and our prospects, plans, financial position, and strategic plan may constitute forward looking statements.  In addition, forward looking statements are usually identified by or are associated with such words as "intend," "plan," "believe," "estimate," "expect," "anticipate," "hopeful," "should," "may," "will," "could," "encouraged," "opportunities," "potential," and/or the negatives or variations of these terms or similar terminology.  Forward looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from those expressed or implied in the forward looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward looking statements is included in the section titled "Risk Factors" (Item 1A) of our Annual Report on Form 10-K for the year ended December 31, 2017. Forward looking statements are made as of the date of this report, and we undertake no obligation to update or revise publicly any forward looking statements, whether because of new information, future events or otherwise.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this Form 10-Q, as well as our audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations - General, set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

RESULTS OF OPERATIONS

Consolidated results

The table below details the consolidated results for the quarters ended March 31, 2018 and 2017:

	Quarter Ended March 31,
	2018	2017	2018 v. 2017
Net sales	$87,956	$87,169	0.9%
Cost of sales	69,005	68,128	1.3
Gross profit	18,951	19,041	(0.5)
Gross margin %	21.5%	21.8%	(0.3)	pp(a)
Selling, general, and administrative ("SG&A") expenses	8,562	7,649	11.9
Operating income	10,389	11,392	(8.8)
Operating margin %	11.8%	13.1%	(1.3)	pp
Equity method investment earnings	—	471	(100.0)
Interest expense, net	(207)	(331)	(37.5)
Income before income taxes	10,182	11,532	(11.7)
Income tax expense	1,255	2,854	(56.0)
Effective tax expense rate %	12.3%	24.7%	(12.4)	pp
Net income	$8,927	$8,678	2.9%
Net income margin %	10.1%	10.0%	0.1	pp

(a) Percentage points ("pp").

Net sales - Net sales for the quarter ended March 31, 2018 were $87,956, an increase of 0.9 percent compared to the year ago quarter, which was the result of increased net sales in both segments. Within the distillery segment, net sales were up 0.6 percent. Increases in the net sales of distillers feed and related co-products, warehouse services, and fuel grade alcohol more than offset a decline in the net sales of food grade alcohol, resulting in the increase for the overall segment, quarter-versus-quarter. Net sales of premium beverage alcohol products within food grade alcohol decreased 3.4 percent due to timing of customer orders and related shipments, while industrial alcohol product net sales increased 1.2 percent, resulting in a food grade alcohol net sales decrease. Within the ingredient solutions segment, net sales were up 2.7 percent. Net sales of specialty wheat starches and proteins increased, while net sales of commodity wheat starches and proteins declined (see Segment Results below).

Gross profit - Gross profit for the quarter ended March 31, 2018 was $18,951, a decrease of 0.5 percent compared to the quarter ended March 31, 2017. The decrease was driven by a decrease in gross profit in the distillery products segment, partially offset by an increase in gross profit in the ingredient solutions segment. In the distillery products segment, gross profit declined by $745, or 4.5 percent. In the ingredient solutions segment, gross profit increased by $655, or 27.0 percent (see Segment Results below).

SG&A expenses - SG&A expenses for the quarter ended March 31, 2018 were $8,562, an increase of 11.9 percent compared to the quarter ended March 31, 2017. The increase in SG&A was primarily due to investments in the Company's brands platform (personnel costs and advertising and promotion) and an increase in personnel and other expenses.

Operating income - Operating income for the quarter ended March 31, 2018 decreased to $10,389 from $11,392 for the quarter ended March 31, 2017, due to the increase in SG&A expenses described above and a gross profit decline in our distillery products segment, partially offset by an increase in gross profit in our ingredient solutions segment.

Operating income quarter-versus-quarter	Operating Income	Change
Operating income for the quarter ended March 31, 2017	$11,392
Decrease in gross profit - distillery products segment(a)	(745)	(6.5)	pp(b)
Increase in gross profit - ingredient solutions segment(a)	655	5.7	pp
Increase in SG&A expenses	(913)	(8.0)	pp
Operating income for the quarter ended March 31, 2018	$10,389	(8.8)%

(a) See segment discussion.
(b) Percentage points ("pp").

Equity method investment - We had no equity method investment earnings for the quarter ended March 31, 2018, compared to $471 for the quarter ended March 31, 2017. The decrease in earnings was due to the sale of our ICP equity method investment on July 3, 2017, to Pacific Ethanol Central, LLC (see Note 3).

Income tax expense - Income tax expense for the quarter ended March 31, 2018 was $1,255, for an effective tax rate for the quarter of 12.3 percent. Income tax expense for the quarter ended March 31, 2017 was $2,854, for an effective tax rate for the quarter of 24.7 percent. The primary reasons for the 12.4 percentage point decline in our effective tax rate, quarter-versus-quarter, are the decrease resulting from implementation of the Tax Cuts and Jobs Act (the “Tax Act”) and the increase in our share-based compensation tax deduction as accounted for under ASU 2016-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting (see Note 5).

Earnings per share ("EPS") - EPS was $0.52 for the quarter ended March 31, 2018 compared to $0.50 for the quarter ended March 31, 2017. EPS increased, quarter-versus-quarter, primarily due to the decline in our effective tax rate described above and a decrease in interest expense. Increases to EPS were partially offset by a net decrease in operations from our segments, a decrease in equity method investment earnings due to the sale of our ICP equity method investment, and an increase in our weighted average shares outstanding.

Change in basic and diluted EPS quarter-versus-quarter	Basic and Diluted EPS	Change
Basic and diluted EPS for the quarter ended March 31, 2017	$0.50
Change in operations(a)	(0.04)	(8.0)	pp(b)
Change in equity method investment earnings(a)	(0.02)	(4.0)	pp
Change in interest expense, net(a)	0.01	2.0	pp
Tax: Net effect of the tax benefit on vested share-based compensation	0.01	2.0	pp
Tax: Change in effective tax rate (excluding tax item above)	0.07	14.0	pp
Change in weighted average shares outstanding	(0.01)	(2.0)	pp
Basic and diluted EPS for the quarter ended March 31, 2018	$0.52	4.0%

(a)	Items are net of tax based on the effective tax rate for the base year (2017), excluding the effect of the tax benefit on vested share-based compensation on the 2017 rate.

(b)	Percentage points ("pp").

SEGMENT RESULTS

Distillery Products

The following table shows selected financial information for our distillery products segment for the quarters ended March 31, 2018 and 2017.

	PRODUCT GROUP NET SALES
	Quarter Ended March 31,		Quarter-versus-Quarter Net Sales Change Increase / (Decrease)			Quarter-versus-Quarter Volume Increase / (Decrease)
	2018	2017	$ Change	% Change		% Change
	Amount	Amount
Premium beverage alcohol	$44,071	$45,640	$(1,569)	(3.4)%
Industrial alcohol	19,344	19,123	221	1.2
Food grade alcohol(a)	63,415	64,763	(1,348)	(2.1)
Fuel grade alcohol(a)	1,863	1,642	221	13.5
Distillers feed and related co-products	6,224	4,922	1,302	26.5
Warehouse services	2,875	2,623	252	9.6
Total distillery products	$74,377	$73,950	$427	0.6%		2.8%	(a)

	Other Financial Information
	Quarter Ended March 31,		Quarter-versus-Quarter Increase / (Decrease)
	2018	2017	$ Change	% Change

Gross profit	$15,870	$16,615	$(745)	(4.5)%
Gross margin %	21.3%	22.5%		(1.2)	pp(b)

(a) Volume change for alcohol products.
(b) Percentage points ("pp").

Total net sales of distillery products increased $427, or 0.6 percent. Increases in the net sales of distillers feed and related co-products, warehouse services, and fuel grade alcohol of 26.5 percent, 9.6 percent, and 13.5 percent, respectively, over the year-ago quarter more than offset a decline in the net sales of food grade alcohol. Net sales of beverage alcohol products within food grade alcohol decreased 3.4 percent, while industrial alcohol product net sales increased 1.2 percent, resulting in a food grade alcohol net sales decrease. The increase in net sales of distillers feed and related co-products was due to a higher average selling price reflecting improved market conditions during the quarter. The decline in net sales of premium beverage alcohol was primarily due to reduced volume related to the timing of customer orders and related shipments during the quarter.
Gross profit decreased quarter-versus-quarter by $745, or 4.5 percent. Gross margin for the quarter ended March 31, 2018 decreased to 21.3 percent from 22.5 percent for the prior year quarter. The decline in gross profit was primarily due to decreases in the industrial alcohol gross margin percentage and premium beverage alcohol net sales, partially offset by higher gross profit on distillers feed and related co-products.

Ingredient Solutions

The following table shows selected financial information for our ingredient solutions segment for the quarters ended March 31, 2018 and 2017.

	PRODUCT GROUP NET SALES
	Quarter Ended March 31,		Quarter-versus-Quarter Net Sales Change Increase / (Decrease)			Quarter-versus-Quarter Volume Increase / (Decrease)
	2018	2017	$ Change	% Change		% Change
	Amount	Amount
Specialty wheat starches	$6,801	$6,407	$394	6.1%
Specialty wheat proteins	4,736	4,378	358	8.2
Commodity wheat starches	2,042	2,088	(46)	(2.2)
Commodity wheat proteins	—	346	(346)	(100.0)
Total ingredient solutions	$13,579	$13,219	$360	2.7%		(6.4)%

	Other Financial Information
	Quarter Ended March 31,		Quarter-versus-Quarter Increase / (Decrease)
	2018	2017	$ Change	% Change

Gross profit	$3,081	$2,426	$655	27.0%
Gross margin %	22.7%	18.4%		4.3	pp(a)

(a) Percentage points ("pp").

Total ingredient solutions net sales for the quarter ended March 31, 2018 increased by $360, or 2.7 percent, compared to the prior year quarter. This increase was primarily driven by increased net sales of specialty wheat starches and proteins, partially offset by decreased net sales of commodity wheat proteins and starches, quarter-versus-quarter. Net sales of commodity wheat protein reflect strong demand for higher margin specialty wheat proteins.
Gross profit increased quarter-versus-quarter by $655, or 27.0 percent. Gross margin for the quarter ended March 31, 2018 increased to 22.7 percent from 18.4 percent for the prior year quarter. The increase in gross profit was primarily due to a higher average selling price, partially offset by an increase in input costs.

CASH FLOW, FINANCIAL CONDITION AND LIQUIDITY

We believe our financial condition continues to be of high quality, as evidenced by our ability to generate adequate cash from operations while having ready access to capital at competitive rates.

Operating cash flow and debt through our Credit Agreement and Note Purchase Agreement (Note 4) provide the primary sources of cash to fund operating needs and capital expenditures. These same sources of cash are used to fund shareholder dividends and other discretionary uses. Going forward, we expect to use cash to implement our invest to grow strategy, particularly in the distillery products segment. The overall liquidity of the Company reflects our strong business results and an effective cash management strategy that takes into account liquidity management, economic factors, and tax considerations. We expect our sources of cash, including our Credit Agreement and Note Purchase Agreement, to be adequate to provide for budgeted capital expenditures and anticipated operating requirements for the foreseeable future.

Cash Flow Summary.

	Quarter Ended
	March 31, 2018	March 31, 2017	Changes quarter v. quarter
Cash provided by (used in) operating activities:
Net income, after giving effect to adjustments to reconcile net income to net cash provided by operating activities	$13,326	$11,483	$1,843
Receivables, net	(185)	(10,302)	10,117
Inventory	(5,727)	(1,130)	(4,597)
Accrued expenses	(4,009)	(1,627)	(2,382)
Income taxes payable	1,048	3,239	(2,191)
Accounts payable and accounts payable to affiliate, net	(2,238)	(1,485)	(753)
Other, net	(1,336)	(1,120)	(216)
	$879	$(942)	$1,821
Cash used in investing activities:
Additions to property, plant, and equipment	(6,978)	(6,454)	(524)
Other	(62)	—	(62)
	$(7,040)	$(6,454)	$(586)
Cash provided by financing activities:
Purchase of treasury stock for tax withholding on share-based compensation	(2,073)	(1,131)	(942)
Payment of dividends	(1,375)	(688)	(687)
Proceeds (payments) on debt:
Principal payments on long-term debt	(93)	(89)	(4)
Proceeds from credit agreement	7,741	10,500	(2,759)
Payments on credit agreement	—	(2,765)	2,765
Proceeds (payments) on debt, net	7,648	7,646	2
	$4,200	$5,827	$(1,627)
Decrease in cash and cash equivalents	$(1,961)	$(1,569)	$(392)

Changes quarter-versus-quarter

Cash decreased $1,961 in the quarter ended March 31, 2018 compared to a decrease of $1,569 in the quarter ended March 31, 2017 for a net decrease in cash of $392, quarter-versus-quarter.

Cash provided by operating activities for the quarter ended March 31, 2018 was $879, compared to cash used in operating activities of $942 for the quarter ended March 31, 2017, resulting in a net cash inflow, quarter-versus-quarter, of $1,821. Changes in cash inflows were primarily a decrease in receivables, net, of $10,117, reflecting the collection of higher net sales in December 2017 compared to December 2016, and an increase in net income, after giving effect to adjustments to reconcile net income to net cash provided by operating activities of $1,843. Cash inflow changes were partially offset by changes in cash outflows related to higher inventory of $4,597, primarily due to increases in inventory categories including barreled distillate inventory for aging, finished goods, and raw materials, as well as a decrease in accrued expenses of $2,382, reflecting payment of incentive compensation, a decrease in income taxes payable of $2,191, largely due to a lower federal tax rate under the Tax Act, and a decline in accounts payable and accounts payable to affiliate, net, of $753.

Cash used in investing activities for the quarter ended March 31, 2018 was $7,040, compared to $6,454 for the quarter ended March 31, 2017, resulting in a cash outflow, quarter-versus-quarter, of $586. The change in cash outflows reflected an increase in additions to property, plant, and equipment of $524 (see Capital Spending below).

Cash provided by financing activities for the quarter ended March 31, 2018 was $4,200, compared to $5,827 for the quarter ended March 31, 2017, reflecting a decrease in cash inflows from financing activities, quarter-versus-quarter, of $1,627. Cash outflows from financing activities, quarter-versus-quarter, reflected an increase in the purchase of restricted stock units ("RSUs") held in treasury related to the payment of employee taxes of $942 and an increase in the payment of dividends and dividend equivalents of $687 (see Dividends and Dividend Equivalents below).

Capital Spending. We manage capital spending to support our business growth plans. Investments in plant, property and equipment were $6,978 and $6,454, respectively, for the quarters ended March 31, 2018 and 2017. Adjusted for the change in capital expenditures in accounts payable for the quarters ended March 31, 2018 and 2017 of $(3,169) and $(2,892), respectively, total capital expenditures were $3,809 and $3,562, respectively. We expect approximately $22,000 in capital expenditures in 2018 for facility improvement and expansion (including warehouse expansion), facility sustenance projects, and environmental health and safety projects.

Our Board of Directors approved a major expansion in warehousing capacity as part of the implementation of our strategic plan to grow the whiskey category. The approved investments for the project total approximately $33,800. As of March 31, 2018, we had incurred approximately $28,000 of the approved investment amount.
Treasury Purchases. 69,363 RSUs vested during the quarter ended March 31, 2018, of which we withheld 23,925 RSUs valued at $2,073 to cover payment of associated withholding taxes.
74,000 RSUs vested during the quarter ended March 31, 2017, of which we withheld 25,573 RSUs valued at $1,131 to cover payment of associated withholding taxes.

Dividends and Dividend Equivalents.

Dividend and dividend equivalent information for quarters ended March 31, 2018 and 2017 is detailed below:

Dividend and Dividend Equivalent Information (per Share and Unit)
Declaration date	Record date	Payment date	Declared	Paid	Total dividend payment	Total dividend equivalent payment(a)(b)
2018
February 21, 2018	March 9, 2018	March 23, 2018	$0.08	$0.08	$1,348	$26
			$0.08	$0.08	$1,348	$26
2017
February 15, 2017	March 1, 2017	March 24, 2017	$0.04	$0.04	$668	$19
			$0.04	$0.04	$668	$19

(a) Dividend equivalent payments on unvested participating securities (see Note 8).
(b) Excludes estimated forfeitures.

Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including brand development and share repurchase activities) and the overall cost of capital. Total debt was $32,235 (net of unamortized loan fees of $678) at March 31, 2018 and $24,554 (net of unamortized loan fees of $710) at December 31, 2017.

Financial Condition and Liquidity
Our principal uses of cash in the ordinary course of business are for input costs used in our production processes, salaries, capital expenditures, and investments supporting our strategic plan, such as the aging of barreled distillate. As part of our strategy, as demand grows for American whiskeys, in both the United States and global markets, we are building our inventories of aged premium whiskeys to fully participate in this growth (see "Barreled distillate (bourbon and whiskey)" in Note 1).  Generally, during periods when commodities prices are rising, our operations require increased use of cash to support inventory levels.
Our principal sources of cash are product sales and borrowing on our Credit Agreement and Note Purchase Agreement.  Under our Credit Agreement and Note Purchase Agreement, we must meet certain financial covenants and restrictions, and at March 31, 2018, we met those covenants and restrictions.
At March 31, 2018, our current assets exceeded our current liabilities by $106,484, largely due to our inventories of $98,876. At March 31, 2018 our cash balance was $1,123 and we have used our Credit Agreement and Note Purchase Agreement for liquidity purposes, with $138,961 remaining for additional borrowings. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We regularly assesses our cash needs and the available sources to fund these needs. We utilize short-term and long-term debt to fund discretionary items, such as capital investments and dividend payments. In addition, we have strong operating results such that financial institutions should provide sufficient credit funding to meet short-term financing requirements, if needed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Interest Rate Exposures. Our Credit Agreement and Note Purchase Agreement (Note 4) expose us to market risks arising from adverse changes in interest rates. Established procedures and internal processes govern the management of this market risk.

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on weighted average outstanding variable-rate borrowings at March 31, 2018, a 100 basis point increase over the non-default rates actually in effect at such date would increase our interest expense on an annualized basis by $148. Based on weighted average outstanding fixed-rate borrowings at March 31, 2018, a 100 basis point increase in market rates would result in a decrease in the fair value of our outstanding fixed-rate debt of $1,110, and a 100 basis point decrease in market rates would result in an increase in the fair value of our outstanding fixed-rate debt of $1,188.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. As of the quarter ended March 31, 2018, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. On January 1, 2018, we adopted Topic 606 (see Note 2). We implemented internal controls to ensure we adequately evaluated our customer contracts and properly assessed the impact of the new accounting standard on our financial statements. Although the adoption of the new revenue standard had no impact on January 1, 2018 retained earnings or financial statement activity for the quarter ended March 31, 2018 and is not expected to have a material impact on our ongoing financial statements, we implemented changes to our business processes related to revenue recognition and the control activities within them. The changes included training within business operations management, ongoing contract review and monitoring, and gathering of information for disclosures.

There were no other changes in the Company’s internal controls over financial reporting during the fiscal quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Reference is made to Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2017 and Note 7 to this Report on Form 10-Q for information on certain proceedings to which we are subject.
We are a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us.

ITEM 1A.    RISK FACTORS

Risk factors are described in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes thereto during the quarter ended March 31, 2018.
ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no unregistered sale of equity securities during the quarter ended March 31, 2018.

ISSUER PURCHASES OF EQUITY SECURITIES

	(1) Total Number of Shares (or Units) Purchased		(2) Average Price Paid per Share (or Unit)	(3) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(4) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 through January 31, 2018	—		—	—
February 1, 2018 through February 28, 2018	23,925	(a)	$86.65	—	1,414,906
March 1, 2018 through March 31, 2018	—		—	—
Total	23,925			—

(a)	Vested RSUs awarded under the 2014 Plan purchased to cover employee withholding taxes.

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
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2018, and December 31, 2017, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, (v) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (vi) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date:	May 2, 2018	By	/s/ Augustus C. Griffin
Augustus C. Griffin, President and Chief Executive Officer

Date:	May 2, 2018	By	/s/ Thomas K. Pigott
Thomas K. Pigott, Vice President, Finance and Chief Financial Officer