Form 10-Q
period 2018-06-30
MGP INGREDIENTS INC
filed 2018-08-02
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or

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

16,847,737 shares of Common Stock, no par value as of July 26, 2018

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter Ended		Year to Date Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net sales	$88,252	$85,753	$176,208	$172,922
Cost of sales (a)	68,811	66,928	137,816	135,056
Gross profit	19,441	18,825	38,392	37,866
Selling, general and administrative expenses ("SG&A")	8,309	8,311	16,871	15,960
Operating income	11,132	10,514	21,521	21,906
Equity method investment loss (Note 3)	—	(819)	—	(348)
Interest expense, net	(289)	(379)	(496)	(710)
Income before income taxes	10,843	9,316	21,025	20,848
Income tax expense (Note 5)	3,316	2,947	4,571	5,801
Net income	$7,527	$6,369	$16,454	$15,047

Income attributable to participating securities	148	183	323	433
Net income attributable to common shareholders and used in earnings per share ("EPS") calculation (Note 6)	$7,379	$6,186	$16,131	$14,614

Share information:
Basic and Diluted weighted average common shares	16,869,481	16,745,679	16,856,423	16,727,305

Basic and diluted earnings per common share	$0.44	$0.37	$0.96	$0.87
Dividends and dividend equivalents per common share	$0.08	$0.04	$0.16	$0.08

(a)
Includes related party purchases of $0 and $9,180 for the quarters ended June 30, 2018 and 2017, respectively. Includes related party purchases of $0 and $18,425 for the year-to-date periods ended June 30, 2018 and 2017, respectively.

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter Ended		Year to Date Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income	$7,527	$6,369	$16,454	$15,047
Other comprehensive income (loss), net of tax:
Change in post-employment benefits	41	(38)	28	(77)
Other, net of tax	—	(2)	—	(4)
Other comprehensive income (loss)	41	(40)	28	(81)
Comprehensive income	$7,568	$6,329	$16,482	$14,966

See accompanying notes to unaudited condensed consolidated financial statements

       MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	June 30, 2018	December 31, 2017
Current Assets
Cash and cash equivalents	$2,280	$3,084
Receivables (less allowance for doubtful accounts: June 30, 2018 - $24; December 31, 2017 - $24)	35,758	34,347
Inventory	106,487	93,149
Prepaid expenses	2,802	2,182
Refundable income taxes	1,534	1,980
Total current assets	148,861	134,742

Property and equipment	278,548	267,288
Less accumulated depreciation and amortization	(169,712)	(164,237)
Property and equipment, net	108,836	103,051
Other assets	2,458	2,535
Total assets	$260,155	$240,328

Current Liabilities
Current maturities of long-term debt	$379	$372
Accounts payable	23,333	30,037
Accrued expenses	7,937	11,171
Total current liabilities	31,649	41,580

Long-term debt, less current maturities	21,225	21,407
Revolving credit facility	18,857	2,775
Deferred credits	1,789	2,151
Accrued retirement, health and life insurance benefits	2,989	3,133
Other noncurrent liabilities	545	540
Deferred income taxes	741	12
Total liabilities	77,795	71,598

Contingencies (Note 7)
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 18,115,965 shares at June 30, 2018 and December 31, 2017, and 16,847,737 and 16,797,420 shares outstanding at June 30, 2018 and December 31, 2017, respectively	6,715	6,715
Additional paid-in capital	14,484	13,912
Retained earnings	180,835	167,129
Accumulated other comprehensive loss	(283)	(311)
Treasury stock, at cost
Shares of 1,268,228 at June 30, 2018 and 1,318,545 at December 31, 2017	(19,395)	(18,719)
Total stockholders’ equity	182,360	168,730
Total liabilities and stockholders’ equity	$260,155	$240,328

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Year to Date Ended
	June 30, 2018	June 30, 2017
Cash Flows from Operating Activities
Net income	$16,454	$15,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,826	5,554
Distributions received from equity method investee	—	7,131
Deferred income taxes	729	577
Share-based compensation	1,968	1,737
Equity method investment loss	—	348
Changes in operating assets and liabilities:
Receivables, net	(1,411)	(8,845)
Inventory	(13,338)	(6,693)
Prepaid expenses	(620)	(1,148)
Accounts payable	(5,106)	(671)
Accounts payable to affiliate, net	—	(168)
Accrued expenses	(3,232)	(934)
Income taxes payable/refundable	446	(426)
Deferred credit	(362)	(410)
Accrued retirement health and life insurance benefits	(111)	(256)
Net cash provided by operating activities	1,243	10,843
Cash Flows from Investing Activities
Additions to plant, property and equipment	(13,065)	(9,933)
Return of equity method investment	—	299
Net cash used in investing activities	(13,065)	(9,634)
Cash Flows from Financing Activities
Purchase of treasury stock for tax withholding on share-based compensation	(2,073)	(1,131)
Payment of dividends and dividend equivalents	(2,750)	(1,376)
Principal payments on long-term debt	(185)	(177)
Proceeds from credit agreement	16,946	12,467
Payments on credit agreement	(920)	(4,650)
Net cash provided by financing activities	11,018	5,133
Increase (decrease) in cash and cash equivalents	(804)	6,342
Cash and cash equivalents, beginning of period	3,084	1,569
Cash and cash equivalents, end of period	$2,280	$7,911

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Capital Stock Preferred	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2017	$4	$6,715	$13,912	$167,129	$(311)	$(18,719)	$168,730
Comprehensive income:
Net income	—	—	—	16,454	—	—	16,454
Other comprehensive income	—	—	—	—	28	—	28
Dividends and dividend equivalents, net of estimated forfeitures	—	—	—	(2,748)	—	—	(2,748)
Share-based compensation	—	—	1,553	—	—	—	1,553
Stock shares awarded, forfeited, or vested	—	—	(981)	—	—	1,397	416
Purchase of treasury stock for tax withholding on share-based compensation	—	—	—	—	—	(2,073)	(2,073)
Balance, June 30, 2018	$4	$6,715	$14,484	$180,835	$(283)	$(19,395)	$182,360

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

Note 1.  Accounting Policies and Basis of Presentation

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

Basis of Presentation and Principles of Consolidation. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements as of and for the quarter ended June 30, 2018 should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission ("SEC").  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Use of Estimates.  The financial reporting policies of the Company conform to GAAP.  The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  The application of certain of these policies places demands on management’s judgment, with financial reporting results relying on estimation about the effects of matters that are inherently uncertain.  For all of these policies, management cautions that future events rarely develop as forecast, and estimates routinely require adjustment and may require material adjustment.

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

Inventories are stated at lower of cost or net realizable value on the first-in, first-out, or FIFO, method.  Inventory valuations are impacted by constantly changing prices paid for key materials, primarily corn. Inventory consists of the following:

	June 30, 2018	December 31, 2017
Finished goods	$17,471	$13,284
Barreled distillate (bourbon and whiskey)	73,043	65,726
Raw materials	5,272	3,954
Work in process	1,500	1,935
Maintenance materials	7,510	7,256
Other	1,691	994
Total	$106,487	$93,149

Revenue Recognition. As a result of the adoption of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers and related amendments, collectively "Topic 606," ("ASU 2014-09") on January 1, 2018, the Company has changed its accounting policy for revenue recognition (also see Note 2). Revenue is recognized when control of the promised goods or services, through performance obligations by the Company, is transferred to the customer in an amount that reflects the consideration it expects to be entitled to in exchange for the performance obligations. The term between invoicing and when payment is due is not significant and the period between when the entity transfers the promised good or service to the customer and when the customer pays for that good or service is one year or less.

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

Warehouse service revenue is recognized over the time that warehouse services are rendered and as they are rendered. This is a faithful depiction of the satisfaction of the performance obligation because control of the aging products has already passed to the customer and there are no additional performance activities required by the Company, except as requested by the customer. The performance of the service activities, as requested, is invoiced as satisfied and revenue is concurrently recognized.

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

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $40,465 and $24,838 at June 30, 2018 and December 31, 2017, respectively. The financial statement carrying value of total debt was $40,461 (including unamortized loan fees) and $24,554 (including unamortized loan fees) at June 30, 2018 and December 31, 2017, respectively.  These fair values are considered Level 2 under the fair value hierarchy.

Recently Issued Accounting Pronouncements. In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which more closely aligns the accounting for employee and nonemployee share-based payments. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018. For all other entities, the amendments are effective for annual periods in fiscal years beginning after December 15, 2019, and interim periods in fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date. The Company is evaluating the effect that ASU 2018-07 will have on its consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This ASU is effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The Company is evaluating the effect that ASU 2018-02 will have on its consolidated financial statements and related disclosures.

In January 2018, the FASB issued ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842, which clarifies that land easements are in the scope of ASU 2016-02, Leases, and provides transition relief. The effective date and transition requirements of ASU 2018-01 are the same as the effective date and transition requirements of ASU 2016-02 (see below). The Company is evaluating the effect that ASU 2018-01 will have on its consolidated financial statements and related disclosures in conjunction with ASU 2016-02.

In February 2016, the FASB issued ASU 2016-02, Leases, which aims to make leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a liability for lease payments and a right-of-use asset for its right to use the underlying asset during the lease term. This ASU is effective for public business entities for interim and annual reporting periods beginning after December 15, 2018. Although early adoption is permitted, the Company is not planning to early adopt the new standard, which replaces existing lease accounting guidance.  The Company can elect to adopt ASC 2016-02 using a modified retrospective transition method requiring application for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Alternatively, the Company can choose to use its effective date as the date of initial application. The Company is evaluating the effect that the new lease guidance will have on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Standard Updates. In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires companies to present the service cost component of net benefit cost in the same line items in which they report compensation cost. Companies will present all other components of net benefit cost outside operating income, if this subtotal is presented. This ASU was effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. The Company adopted ASU 2017-07 on January 1, 2018, with immaterial impact on its financial results and presentation for the quarter and year-to-date periods ended June 30, 2018.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires companies to include cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. The Company adopted ASU 2016-18 on January 1, 2018, and has determined that there is no impact to the presentation of the condensed consolidated statements of cash flows because the Company had no restricted cash for the quarter and year-to-date periods ended June 30, 2018 and 2017.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight classification issues related to the statement of cash flows: Debt prepayment or debt extinguishment costs; Settlement of zero coupon bonds; Contingent consideration payments made after a business combination; Proceeds from the settlement of insurance claims; Proceeds from the settlement of corporate owned life insurance policies, including bank owned life insurance policies; Distributions received from equity method investees; Beneficial interests in securitization transactions; and Separately identifiable cash flows and application of the predominance principle. This ASU was effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. The Company adopted ASU 2016-15 on January 1, 2018, and has determined that there is no impact to the presentation of the condensed consolidated statements of cash flows for the quarter and year-to-date periods ended June 30, 2018 and 2017.

Note 2.  Revenue

Adoption of Topic 606, Revenue from Contracts with Customers

On January 1, 2018, the Company adopted ASU 2014-09 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Financial results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historic accounting under Accounting Standards Codification 605, Revenue Recognition ("ASC 605"). The Company has completed its evaluation of the impact of ASU 2014-09 and concluded that there is no impact to the financial statements as a result of its adoption. The Company recorded no adjustment to opening retained earnings as of January 1, 2018 related to the transition from ASC 605 to ASU 2014-09 and there are no differences to disclose to reconcile financial statement activity as reported under ASU 2014-09 to ASC 605 for the quarter and year to date ended June 30, 2018.

Disaggregation of Revenue.

The following table presents the Company's revenues disaggregated by segment and major products and services.

	NET SALES		NET SALES
	Quarter Ended June 30,		Year to Date Ended June 30,
	2018	2017(a)	2018	2017(a)
Distillery Products
Premium beverage alcohol	$42,200	$42,287	$86,271	$87,926
Industrial alcohol	19,295	19,342	38,639	38,465
Food grade alcohol	$61,495	$61,629	$124,910	$126,391
Fuel grade alcohol	1,567	1,767	3,430	3,409
Distillers feed and related co-products	6,663	4,732	12,887	9,654
Warehouse services	2,927	2,571	5,802	5,194
Total distillery products	$72,652	$70,699	$147,029	$144,648

Ingredient Solutions
Specialty wheat starches	$7,339	$7,411	$14,140	$13,818
Specialty wheat proteins	6,008	5,224	10,744	9,603
Commodity wheat starch	2,090	2,266	4,132	4,354
Commodity wheat protein	163	153	163	499
Total ingredient solutions	$15,600	$15,054	$29,179	$28,274

Total net sales	$88,252	$85,753	$176,208	$172,922

(a) As noted above, prior period amounts were not adjusted upon adoption of Topic 606.

The following table presents the Company's revenues disaggregated by segment and timing of revenue recognition.

	NET SALES		NET SALES
	Quarter Ended June 30,		Year to Date Ended June 30,
	2018	2017(a)	2018	2017(a)
Distillery Products
Products transferred at a point in time	$69,725	$68,128	$141,227	$139,454
Services transferred over time	2,927	2,571	5,802	5,194
Total distillery products	$72,652	$70,699	$147,029	$144,648

Ingredient Solutions
Products transferred at a point in time	$15,600	$15,054	$29,179	$28,274

Total net sales	$88,252	$85,753	$176,208	$172,922

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

Note 3.  Equity Method Investments

As of June 30, 2018, the Company had no investments accounted for using the equity method of accounting. Until July 3, 2017, the Company had a 30 percent interest in Illinois Corn Processing ("ICP"), which manufactured alcohol for fuel, industrial and beverage applications. The Company completed the sale of its equity ownership interest in ICP to Pacific Ethanol Central, LLC, on July 3, 2017, consistent with an Agreement and Plan of Merger entered into on June 26, 2017.

Summary Financial Information (unaudited). Condensed financial information related to the Company’s non-consolidated equity method investment in ICP for the quarter and year to date ended June 30, 2017 is shown below.

	Quarter Ended June 30,	Year to Date Ended June 30,
	2017	2017
ICP’s Operating results:
Net sales (a)	$39,677	$78,062
Cost of sales and expenses (b)	42,410	79,224
Net loss	$(2,733)	$(1,162)

(a)	Includes related party sales to MGPI for the quarter and year to date ended June 30, 2017 of $9,015 and $17,672, respectively.

(b)	Includes depreciation and amortization for the quarter and year to date ended June 30, 2017of $862 and $1,720, respectively.

The Company’s equity method investment losses for the quarter and year to date ended June 30, 2017, based on unaudited financial statements, were $819 and $348, respectively.

Note 4.  Corporate Borrowings

Indebtedness Outstanding:

Description(a)	June 30, 2018	December 31, 2017
Credit Agreement - Revolver, 3.473% (variable rate) due 2022	$19,324	$3,298
Secured Promissory Note, 3.71% (variable rate) due 2022	1,782	1,966
Prudential Note Purchase Agreement, 3.53% (fixed rate) due 2027	20,000	20,000
Unamortized loan fees(b)	(645)	(710)
Total indebtedness outstanding	$40,461	$24,554
Less current maturities of long term debt	(379)	(372)
Long-term debt	$40,082	$24,182

(a) Interest rates are as of June 30, 2018.
(b) Loan fees are being amortized over the life of the Credit Agreement and Note Purchase Agreement.

Credit Agreements. On August 23, 2017, the Company entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association. The Credit Agreement provides for a $150,000 revolving credit facility. The Company may increase the facility from time to time by an aggregate principal amount of up to $25,000 provided certain conditions are satisfied and at the discretion of the lender. The Credit Agreement matures on August 23, 2022. The Credit Agreement includes certain requirements and covenants, which the Company was in compliance with at June 30, 2018. As of June 30, 2018, the Company's total outstanding borrowings under the Credit Agreement were $19,324 leaving $130,676 available.

On August 23, 2017, the Company also entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. The Note Purchase Agreement provides for the issuance of up to $75,000 of Senior Secured Notes, and the Company issued $20,000 of Senior Secured Notes with a maturity date of August 23, 2027. The Note Purchase Agreement includes certain requirements and covenants, which the Company was in compliance with at June 30, 2018.

Note 5. Income Taxes
On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”), resulting in significant modifications to U.S. tax law. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. As of June 30, 2018, we have not made a measurement period adjustment and the accounting for the Tax Act remains incomplete.

Income tax expense for the quarter and year to date ended June 30, 2018 was $3,316 and $4,571, respectively, for an effective tax rate for the quarter of 30.6 percent and for the year to date of 21.7 percent. For the quarter, the effective tax rate differs from the 21 percent federal statutory rate (as lowered by the Tax Act) on pretax income, primarily due to an increased income tax impact related to the 2017 sale of the Company's equity method investment and a net increase in state taxes. Year to date, the effective tax rate differs from the 21 percent federal statutory rate (as lowered by the Tax Act) on pretax income, primarily due to an increased income tax impact related to the 2017 sale of the Company’s equity method investment and a net increase in state taxes, partially offset by the impact of income tax benefits related to share-based compensation as accounted for in ASU 2016-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”).

Income tax expense for the quarter and year to date ended June 30, 2017 was $2,947 and $5,801, respectively, for an effective tax rate for the quarter of 31.6 percent and for the year to date of 27.8 percent. The effective tax rate differed from the 35 percent federal statutory rate on pretax income, primarily due to the impact of income tax benefits related to share-based compensation as accounted for in ASU 2016-09, which was adopted by the Company during the quarter ended September 30, 2016, the domestic production activities deduction, and state taxes, including state income tax credits in Indiana and Kansas.

Note 6.  EPS

The computations of basic and diluted EPS for the quarters ended June 30, 2018 and 2017 are as follows:

	Quarter Ended		Year to Date Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Operations:
Net income(a)	$7,527	$6,369	$16,454	$15,047
Income attributable to participating securities(b)	148	183	323	433
Net income attributable to common shareholders	$7,379	$6,186	$16,131	$14,614

Share information:
Basic and diluted weighted average common shares(c)	16,869,481	16,745,679	16,856,423	16,727,305

Basic and diluted EPS	$0.44	$0.37	$0.96	$0.87

(a)	Net income attributable to all shareholders.

(b)	At June 30, 2018 and 2017, participating securities included 338,375 and 497,492 unvested restricted stock units ("RSUs"), respectively.

(c)	Under the two-class method, weighted average common shares at June 30, 2018 and 2017, exclude unvested, participating securities.

Note 7.  Contingencies

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

The EPA informed the Company on August 1, 2017, that it intends to seek civil penalties of approximately $250 in connection with its investigation, while offering the Company the opportunity to settle the matter prior to the EPA proceeding with a formal enforcement action. The Company is seeking a negotiated settlement with the EPA, but negotiations have paused pending resolution of the EPA's criminal investigation. Since the Company expects a negotiated resolution of the EPA civil case and EPA-proposed civil penalties are not material to the quarter and year to date ended June 30, 2018, the Company has not included an accrual in its results. A portion, or all, of the settled penalty amount may be covered by insurance.

Note 8.  Employee and Non-Employee Benefit Plans

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

As of June 30, 2018, 322,221 RSUs had been granted of the 1,500,000 shares approved under the 2014 Plan. 68,934 shares had been granted of the 300,000 shares approved under the Directors' Plan. As of June 30, 2018, 341,295 unvested RSUs were outstanding under the Company’s long-term incentive plans.

Note 9.  Operating Segments

At June 30, 2018 and 2017, the Company had two segments: distillery products and ingredient solutions. The distillery products segment consists of food grade alcohol and distillery co-products, such as distillers feed (commonly called dried distillers grain in the industry) and fuel grade alcohol. The distillery products segment also includes warehouse services, including barrel put away, storage, retrieval, and blending services. Ingredient solutions consists of specialty starches and proteins and commodity starches and proteins.

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

	Quarter Ended		Year to Date Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net Sales to Customers
Distillery products	$72,652	$70,699	$147,029	$144,648
Ingredient solutions	15,600	15,054	29,179	28,274
Total	88,252	85,753	176,208	172,922
Gross Profit
Distillery products	16,680	15,953	32,550	32,568
Ingredient solutions	2,761	2,872	5,842	5,298
Total	19,441	18,825	38,392	37,866
Depreciation and Amortization
Distillery products	2,257	2,125	4,498	4,171
Ingredient solutions	379	416	813	824
Corporate	261	275	515	559
Total	2,897	2,816	5,826	5,554
Income (loss) before Income Taxes
Distillery products	14,777	14,131	28,954	29,649
Ingredient solutions	2,142	2,269	4,566	4,074
Corporate	(6,076)	(7,084)	(12,495)	(12,875)
Total	$10,843	$9,316	$21,025	$20,848

The following table allocates assets to each segment:

	As of June 30, 2018	As of December 31, 2017
Identifiable Assets
Distillery products	$206,184	$191,321
Ingredient solutions	35,202	28,950
Corporate	18,769	20,057
Total	$260,155	$240,328

Note 10.  Subsequent Events

On July 31, 2018, the Board of Directors declared a quarterly dividend payable to stockholders of record as of August 16, 2018, of the Company's Common Stock, and a dividend equivalent payable to holders of certain RSUs as of August 16, 2018, of $.08 per share and per unit, payable on August 31, 2018.

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

RESULTS OF OPERATIONS

Consolidated results

The table below details the consolidated results for quarters ended June 30, 2018 and 2017:

	Quarter Ended June 30,
	2018	2017	2018 v. 2017
Net sales	$88,252	$85,753	2.9%
Cost of sales	68,811	66,928	2.8
Gross profit	19,441	18,825	3.3
Gross margin %	22.0%	22.0%	—	pp(a)
Selling, general, and administrative ("SG&A") expenses	8,309	8,311	—
Operating income	11,132	10,514	5.9
Operating margin %	12.6%	12.3%	0.3	pp
Equity method investment loss	—	(819)	(100.0)
Interest expense, net	(289)	(379)	(23.7)
Income before income taxes	10,843	9,316	16.4
Income tax expense	3,316	2,947	12.5
Effective tax expense rate %	30.6%	31.6%	(1.0)	pp
Net income	$7,527	$6,369	18.2%
Net income margin %	8.5%	7.4%	1.1	pp

(a) Percentage points ("pp").

Net sales - Net sales for quarter ended June 30, 2018 were $88,252, an increase of 2.9 percent compared to the year-ago quarter, which was the result of increased net sales in both segments. Within the distillery segment, net sales were up 2.8 percent, primarily due to increases in the net sales of distillers feed and related co-products and warehouse services. Within the ingredient solutions segment, net sales were up 3.6 percent. Net sales of specialty wheat proteins increased, while net sales of commodity and specialty wheat starches declined and net sales of commodity wheat proteins were flat (see Segment Results below).

Gross profit - Gross profit for quarter ended June 30, 2018 was $19,441, an increase of 3.3 percent compared to the year-ago quarter. The increase was driven by an increase in gross profit in the distillery products segment, partially offset by a decrease in gross profit in the ingredient solutions segment. In the distillery products segment, gross profit increased by $727, or 4.6 percent. In the ingredient solutions segment, gross profit declined by $111, or 3.9 percent (see Segment Results below).

SG&A expenses - SG&A expenses for quarter ended June 30, 2018 were $8,309 and remained flat compared to the year-ago quarter. Increases in personnel costs primarily to support the brands platform and other personnel costs were offset by a savings in professional fees.

Operating income - Operating income for quarter ended June 30, 2018 increased to $11,132 from $10,514 for quarter ended June 30, 2017, primarily due to the increase in gross profit in our distillery products segment, partially offset by a decrease in gross profit in our ingredient solutions segment.

Operating income, quarter versus quarter	Operating Income	Change
Operating income for the quarter ended June 30, 2017	$10,514
Increase in gross profit - distillery products segment(a)	727	6.9	pp(b)
Decrease in gross profit - ingredient solutions segment(a)	(111)	(1.0)	pp
SG&A expenses	2	—	pp
Operating income for the quarter ended June 30, 2018	$11,132	5.9%

(a) See segment discussion.
(b) Percentage points ("pp").

Equity method investment - We had no equity method investment earnings for quarter ended June 30, 2018, compared to an equity method investment loss of $819 for quarter ended June 30, 2017. The change in equity method investment earnings was due to the sale of our ICP equity method investment on July 3, 2017, to Pacific Ethanol Central, LLC (see Note 3).

Income tax expense - Income tax expense for quarter ended June 30, 2018 was $3,316, for an effective tax rate of 30.6 percent. Income tax expense for the quarter ended June 30, 2017 was $2,947, for an effective tax rate of 31.6 percent. The primary reasons for the 1.0 percentage point decline in our effective tax rate, quarter versus quarter, are the decrease resulting from implementation of the Tax Cuts and Jobs Act (the “Tax Act”), partially offset by a change in income tax impact related to the sale of our ICP equity method investment.

Earnings per share ("EPS") - EPS was $0.44 for quarter ended June 30, 2018 compared to $0.37 for quarter ended June 30, 2017. EPS increased, quarter versus quarter, primarily due to a net increase in operations from our segments, a decline in equity method investment loss from the sale of our ICP equity method investment, and the decline in our effective tax rate described above.

Change in basic and diluted EPS, quarter versus quarter	Basic and Diluted EPS	Change
Basic and diluted EPS for the quarter ended June 30, 2017	$0.37
Change in operations(a)	0.03	8.1	pp(b)
Change in equity method investment loss(a)	0.03	8.1	pp
Tax: Change in effective tax rate	0.01	2.7	pp
Basic and diluted EPS for the quarter ended June 30, 2018	$0.44	18.9%

(a)	Items are net of tax based on the effective tax rate for the base year (2017).

(b)	Percentage points ("pp").

Consolidated results

The table below details the consolidated results for year to date ended June 30, 2018 and 2017:

	Year to Date Ended June 30,
	2018	2017	2018 v. 2017
Net sales	$176,208	$172,922	1.9%
Cost of sales	137,816	135,056	2.0
Gross profit	38,392	37,866	1.4
Gross margin %	21.8%	21.9%	(0.1)	pp(a)
SG&A expenses	16,871	15,960	5.7
Operating income	21,521	21,906	(1.8)
Operating margin %	12.2%	12.7%	(0.5)	pp
Equity method investment loss	—	(348)	(100.0)
Interest expense, net	(496)	(710)	(30.1)
Income before income taxes	21,025	20,848	0.8
Income tax expense	4,571	5,801	(21.2)
Effective tax expense rate %	21.7%	27.8%	(6.1)	pp
Net income	$16,454	$15,047	9.4%
Net income margin %	9.3%	8.7%	0.6	pp

(a) Percentage points ("pp").

Net sales - Net sales for year to date June 30, 2018 were $176,208, an increase of 1.9 percent compared to the year-ago period, which was the result of increased net sales in both segments. Within the distillery segment, net sales were up 1.6 percent. Increases in the net sales of distillers feed and related co-products and warehouse services more than offset a decline in the net sales of food grade alcohol, resulting in the increase for the overall segment, period versus period. Net sales of premium beverage alcohol products within food grade alcohol decreased 1.9 percent, while industrial alcohol product net sales increased 0.5 percent, resulting in a food grade alcohol net sales decrease. Within the ingredient solutions segment, net sales were up 3.2 percent. Net sales of specialty wheat proteins and starches increased, while net sales of commodity wheat proteins and starches declined (see Segment Results below).

Gross profit - Gross profit for year to date June 30, 2018 was $38,392, an increase of 1.4 percent compared to the year-ago period. The increase was driven by an increase in gross profit in the ingredient solutions segment, partially offset by a slight decrease in gross profit in the distillery products segment. In the ingredient solutions segment, gross profit increased by $544, or 10.3 percent (see Segment Results below). In the distillery products segment, gross profit declined by $18, or 0.1 percent.

SG&A expenses - SG&A expenses for year to date June 30, 2018 were $16,871, an increase of 5.7 percent compared to the year-ago period. The increase in SG&A was primarily due to investments in our brands platform (personnel costs and advertising and promotion) and other personnel costs, partially offset by a savings in professional fees.

Operating income - Operating income for year to date June 30, 2018 decreased to $21,521 from $21,906 for the period ended June 30, 2017, due to the increase in SG&A expenses described above and a gross profit decline in our distillery products segment, partially offset by an increase in gross profit in our ingredient solutions segment.

Operating income, year to date versus year to date	Operating Income	Change
Operating income for year to date ended June 30, 2017	$21,906
Decrease in gross profit - distillery products segment(a)	(18)	(0.1)	pp(b)
Increase in gross profit - ingredient solutions segment(a)	544	2.5	pp
Increase in SG&A expenses	(911)	(4.2)	pp
Operating income for year to date ended June 30, 2018	$21,521	(1.8)%

(a) See segment discussion.
(b) Percentage points ("pp").

Equity method investment - We had no equity method investment earnings for year to date June 30, 2018, compared to an equity method investment loss of $348 for the period ended June 30, 2017. The change in equity method investment earnings was due to the sale of our ICP equity method investment on July 3, 2017, to Pacific Ethanol Central, LLC (see Note 3).

Income tax expense - Income tax expense for year to date June 30, 2018 was $4,571, for an effective tax rate of 21.7 percent. Income tax expense for year to date June 30, 2017 was $5,801, for an effective tax rate of 27.8 percent. The primary reasons for the 6.1 percentage point decline in our effective tax rate, period versus period, are the decrease resulting from implementation of the Tax Act, partially offset by a change in income tax impact related to the sale of our ICP equity method investment.

Earnings per share ("EPS") - EPS was $0.96 for year to date June 30, 2018 compared to $0.87 for the period ended June 30, 2017. EPS increased, year to date versus year to date, primarily due to the decline in our effective tax rate described above, a decline in equity method investment loss due to the sale of our ICP equity method investment, a decrease in interest expense, net, and the net effect of the tax benefit on vested share-based compensation. Increases to EPS were partially offset by a net decrease in operations.

Change in basic and diluted EPS, year to date versus year to date	Basic and Diluted EPS	Change
Basic and diluted EPS for year to date ended June 30, 2017	$0.87
Change in operations(a)	(0.02)	(2.3)	pp(b)
Change in equity method investment loss(a)	0.01	1.2	pp
Change in interest expense, net(a)	0.01	1.2	pp
Tax: Net effect of the tax benefit on vested share-based compensation	0.01	1.2	pp
Tax: Change in effective tax rate (excluding tax item above)	0.08	9.1	pp
Basic and diluted EPS for year to date ended June 30, 2018	$0.96	10.4%

(a)	Items are net of tax based on the effective tax rate for the base year (2017), excluding the effect of the tax benefit on vested share-based compensation on the 2017 rate.

(b)	Percentage points ("pp").

SEGMENT RESULTS

Distillery Products

The following table shows selected financial information for our distillery products segment for quarters ended June 30, 2018 and 2017.

	PRODUCT GROUP NET SALES
	Quarter Ended June 30,		Quarter versus Quarter Net Sales Change Increase / (Decrease)			Quarter versus Quarter Volume Increase / (Decrease)
	2018	2017	$ Change	% Change		% Change
	Amount	Amount
Premium beverage alcohol	$42,200	$42,287	$(87)	(0.2)%
Industrial alcohol	19,295	19,342	(47)	(0.2)
Food grade alcohol(a)	61,495	61,629	(134)	(0.2)
Fuel grade alcohol(a)	1,567	1,767	(200)	(11.3)
Distillers feed and related co-products	6,663	4,732	1,931	40.8
Warehouse services	2,927	2,571	356	13.8
Total distillery products	$72,652	$70,699	$1,953	2.8%		(1.9)%	(a)

	Other Financial Information
	Quarter Ended June 30,		Quarter versus Quarter Increase / (Decrease)
	2018	2017	$ Change	% Change

Gross profit	$16,680	$15,953	$727	4.6%
Gross margin %	23.0%	22.6%		0.4	pp(b)

(a) Volume change for alcohol products.
(b) Percentage points ("pp").

Total net sales of distillery products increased $1,953, or 2.8 percent. Increases in the net sales of distillers feed and related co-products and warehouse services of 40.8 percent and 13.8 percent, respectively, over the year-ago quarter more than offset declines in the net sales of fuel grade alcohol and food grade alcohol. Net sales of premium beverage alcohol and industrial alcohol products within food grade alcohol declined slightly, resulting in a modest food grade alcohol net sales decrease. The increase in net sales of distillers feed and related co-products was due to a higher average selling price reflecting improved market conditions during the quarter.
Gross profit increased quarter versus quarter by $727, or 4.6 percent. Gross margin for the quarter ended June 30, 2018 increased to 23.0 percent from 22.6 percent for the prior-year quarter. The increase in gross profit was primarily due to an increase in gross profit for distillers feed and related co-products and premium beverage alcohol, partially offset by a decline in industrial alcohol gross margins and profits.

Distillery Products

The following table shows selected financial information for our distillery products segment for year to date ended June 30, 2018 and 2017.

	PRODUCT GROUP NET SALES
	Year to Date Ended June 30,		Year to Date versus Year to Date Net Sales Change Increase / (Decrease)			Year-to-Date versus Year to Date Volume Increase / (Decrease)
	2018	2017	$ Change	% Change		% Change
	Amount	Amount
Premium beverage alcohol	$86,271	$87,926	$(1,655)	(1.9)%
Industrial alcohol	38,639	38,465	174	0.5
Food grade alcohol(a)	124,910	126,391	(1,481)	(1.2)
Fuel grade alcohol(a)	3,430	3,409	21	0.6
Distillers feed and related co-products	12,887	9,654	3,233	33.5
Warehouse services	5,802	5,194	608	11.7
Total distillery products	$147,029	$144,648	$2,381	1.6%		0.4%	(a)

	Other Financial Information
	Year to Date Ended June 30,		Year to Date versus Year to Date Increase / (Decrease)
	2018	2017	$ Change	% Change

Gross profit	$32,550	$32,568	$(18)	(0.1)%
Gross margin %	22.1%	22.5%		(0.4)	pp(b)

(a) Volume change for alcohol products.
(b) Percentage points ("pp").

Total net sales of distillery products increased $2,381, or 1.6 percent. Increases in the net sales of distillers feed and related co-products, warehouse services, and fuel grade alcohol of 33.5 percent, 11.7 percent, and 0.6 percent, respectively, over the prior-year period more than offset a decline in the net sales of food grade alcohol. Net sales of premium beverage alcohol products within food grade alcohol decreased 1.9 percent, while industrial alcohol product net sales increased 0.5 percent, resulting in a food grade alcohol net sales decrease. The increase in net sales of distillers feed and related co-products was due to a higher average selling price reflecting improved market conditions during the period. The decline in net sales of premium beverage alcohol was primarily due to reduced volume related to the timing of customer orders and related shipments during the period.
Gross profit decreased year to date versus year to date by $18, or 0.1 percent. Gross margin for year to date June 30, 2018 decreased to 22.1 percent from 22.5 percent for the prior-year period. The decline in gross profit was primarily due to lower gross margins and profits on industrial alcohol, offset by an increase in distillers feed and related co-products gross profit.

Ingredient Solutions

The following table shows selected financial information for our ingredient solutions segment for quarters ended June 30, 2018 and 2017.

	PRODUCT GROUP NET SALES
	Quarter Ended June 30,		Quarter versus Quarter Net Sales Change Increase / (Decrease)			Quarter versus Quarter Volume Increase / (Decrease)
	2018	2017	$ Change	% Change		% Change
	Amount	Amount
Specialty wheat starches	$7,339	$7,411	$(72)	(1.0)%
Specialty wheat proteins	6,008	5,224	784	15.0
Commodity wheat starches	2,090	2,266	(176)	(7.8)
Commodity wheat proteins	163	153	10	6.5
Total ingredient solutions	$15,600	$15,054	$546	3.6%		(6.0)%

	Other Financial Information
	Quarter Ended June 30,		Quarter versus Quarter Increase / (Decrease)
	2018	2017	$ Change	% Change

Gross profit	$2,761	$2,872	$(111)	(3.9)%
Gross margin %	17.7%	19.1%		(1.4)	pp(a)

(a) Percentage points ("pp").

Total ingredient solutions net sales for quarter ended June 30, 2018 increased by $546, or 3.6 percent, compared to the prior-year quarter. This increase was primarily driven by increased net sales of specialty wheat proteins, partially offset by decreased net sales of commodity and specialty wheat starches, quarter versus quarter.
Gross profit decreased quarter versus quarter by $111, or 3.9 percent. Gross margin for the quarter ended June 30, 2018 decreased to 17.7 percent from 19.1 percent for the prior year quarter. The decrease in gross profit was primarily due to an increase in input costs.

Ingredient Solutions

The following table shows selected financial information for our ingredient solutions segment for year to date ended June 30, 2018 and 2017.

	PRODUCT GROUP NET SALES
	Year to Date Ended June 30,		Year to Date versus Year to Date Net Sales Change Increase / (Decrease)			Year to Date versus Year to Date Volume Increase / (Decrease)
	2018	2017	$ Change	% Change		% Change
	Amount	Amount
Specialty wheat starches	$14,140	$13,818	$322	2.3%
Specialty wheat proteins	10,744	9,603	1,141	11.9
Commodity wheat starches	4,132	4,354	(222)	(5.1)
Commodity wheat proteins	163	499	(336)	(67.3)
Total ingredient solutions	$29,179	$28,274	$905	3.2%		(6.2)%

	Other Financial Information
	Year to Date Ended June 30,		Year to Date versus Year to Date Increase / (Decrease)
	2018	2017	$ Change	% Change

Gross profit	$5,842	$5,298	$544	10.3%
Gross margin %	20.0%	18.7%		1.3	pp(a)

(a) Percentage points ("pp").

Total ingredient solutions net sales for year to date ended June 30, 2018 increased by $905, or 3.2 percent, compared to the prior-year period. This increase was primarily driven by increased net sales of specialty wheat proteins and starches, partially offset by decreased net sales of commodity wheat proteins and starches, period versus period. The year to date net sales decline of commodity wheat proteins and starches reflects our shift to higher margin specialty wheat proteins and starches.
Gross profit increased period versus period by $544, or 10.3 percent. Gross margin for year to date ended June 30, 2018 increased to 20.0 percent from 18.7 percent for the prior-year period. The increase in gross profit was primarily due to the shift to higher margin products and a higher average selling price, partially offset by an increase in input costs.

CASH FLOW, FINANCIAL CONDITION AND LIQUIDITY

We believe our financial condition continues to be of high quality, as evidenced by our ability to generate adequate cash from operations while having ready access to capital at competitive rates.

Operating cash flow and debt through our Credit Agreement and Note Purchase Agreement (Note 4) provide the primary sources of cash to fund operating needs and capital expenditures. These same sources of cash are used to fund shareholder dividends and other discretionary uses. Going forward, we expect to use cash to implement our invest to grow strategy, particularly in the distillery products segment. Our overall liquidity reflects our strong business results and an effective cash management strategy that takes into account liquidity management, economic factors, and tax considerations. We expect our sources of cash, including our Credit Agreement and Note Purchase Agreement, to be adequate to provide for budgeted capital expenditures and anticipated operating requirements for the foreseeable future.

Cash Flow Summary

	Year to Date Ended
	June 30, 2018	June 30, 2017	Changes, Year to Date versus Year to Date
Cash provided by operating activities:
Net income, after giving effect to adjustments to reconcile net income to net cash provided by operating activities	$24,977	$30,394	$(5,417)
Receivables, net	(1,411)	(8,845)	7,434
Inventory	(13,338)	(6,693)	(6,645)
Accrued expenses	(3,232)	(934)	(2,298)
Income taxes payable/refundable	446	(426)	872
Accounts payable and accounts payable to affiliate, net	(5,106)	(839)	(4,267)
Other, net	(1,093)	(1,814)	721
Total	$1,243	$10,843	$(9,600)
Cash used in investing activities:
Additions to property, plant, and equipment	(13,065)	(9,933)	(3,132)
Other	—	299	(299)
Total	$(13,065)	$(9,634)	$(3,431)
Cash provided by financing activities:
Payment of dividends and dividend equivalents	(2,750)	(1,376)	(1,374)
Purchase of treasury stock for tax withholding on share-based compensation	(2,073)	(1,131)	(942)
Proceeds on debt:
Principal payments on long-term debt	(185)	(177)	(8)
Proceeds from credit agreement	16,946	12,467	4,479
Payments on credit agreement	(920)	(4,650)	3,730
Proceeds on debt, net	15,841	7,640	8,201
Total	$11,018	$5,133	$5,885
Increase (decrease) in cash and cash equivalents	$(804)	$6,342	$(7,146)

Changes, year to date versus year to date. Cash decreased $804 in year to date ended June 30, 2018 compared to an increase of $6,342 in year to date ended June 30, 2017 for a net decrease in cash of $7,146, period versus period.

Cash provided by operating activities for year to date ended June 30, 2018 was $1,243, compared to cash provided by operating activities of $10,843 for year to date ended June 30, 2017, resulting in lower cash from operations year to date versus year to date, of $9,600. Changes in cash outflows were primarily due to the increased change in inventory of $6,645, primarily due to increases in the change in inventory categories including finished goods, raw materials, and barreled distillate for aging, a decrease in the change in net income, after giving effect to adjustments to reconcile net income to net cash provided by operating activities of $5,417, a decline in the change in accounts payable and accounts payable to affiliate, net, of $4,267, as well as a decrease in the change in accrued expenses of $2,298, reflecting payment of incentive compensation. Cash outflow changes were partially offset by changes in cash inflows, primarily related to a decrease in the change in receivables, net, of $7,434, reflecting the collection of higher net sales in December 2017 compared to December 2016, and an increase in the change in income taxes payable of $872.

Cash used in investing activities for year to date ended June 30, 2018 was $13,065, compared to $9,634 for year to date ended June 30, 2017, resulting in increased cash used in investing activities, year to date versus year to date, of $3,431. The change in cash outflows reflected an increase in additions to property, plant, and equipment of $3,132 (see Capital Spending below).

Cash provided by financing activities for year to date ended June 30, 2018 was $11,018, compared to $5,133 for year to date ended June 30, 2017, reflecting an increase in cash provided by financing activities, year to date versus year to date, of $5,885. Cash inflows from financing activities reflected an increase in the change in proceeds from credit agreement of $4,479 and an increase in the change in payments on credit agreement of $3,730. Cash outflows from financing activities reflected an increase in the payment of dividends and dividend equivalents of $1,374 (see Dividends and Dividend Equivalents below) and an increase in the purchase of restricted stock units ("RSUs") held in treasury related to the payment of employee taxes of $942.

Capital Spending. We manage capital spending to support our business growth plans. Investments in plant, property and equipment were $13,065 and $9,933, respectively, for year to date ended June 30, 2018 and 2017. Adjusted for the change in capital expenditures in accounts payable for year to date ended June 30, 2018 and 2017 of $(1,598) and $(3,532), respectively, total capital expenditures were $11,467 and $6,401, respectively. We expect approximately $30,000 in capital expenditures in 2018 for facility improvement and expansion (including warehouse expansion), facility sustenance projects, and environmental health and safety projects.

As part of our strategic plan to support the growth of the American Whiskey category, we had previously announced a $33,800 warehouse expansion project.  Based on the continued strong growth in the American Whiskey category and demand for our products, we are now expanding the scope of this project and adding an incremental investment of approximately $18,000, bringing our total warehouse expansion project investment to approximately $51,800. As of June 30, 2018, we had incurred approximately $32,000 of the total investment. The estimated project completion date is by the end of calendar year 2020.
Treasury Purchases. 69,363 RSUs vested and converted to common shares during year to date ended June 30, 2018, of which we withheld and purchased for treasury 23,925 shares valued at $2,073 to cover payment of associated withholding taxes.
74,000 RSUs vested and converted to common shares during year to date ended June 30, 2017, of which we withheld and purchased for treasury 25,573 shares valued at $1,131 to cover payment of associated withholding taxes.

Dividends and Dividend Equivalents

Dividend and dividend equivalent information for year to date ended June 30, 2018 and 2017 is detailed below:

Dividend and Dividend Equivalent Information (per Share and Unit)
Declaration date	Record date	Payment date	Declared	Paid	Dividend payment	Dividend equivalent payment(a)(b)	Total payment(b)
2018
February 21, 2018	March 9, 2018	March 23, 2018	$0.08	$0.08	$1,348	$27	$1,375
April 30, 2018	May 16, 2018	June 1, 2018	0.08	0.08	1,348	27	1,375
			$0.16	$0.16	$2,696	$54	$2,750
2017
February 15, 2017	March 1, 2017	March 24, 2017	$0.04	$0.04	$668	$20	$688
May 2, 2017	May 15, 2017	June 9, 2017	0.04	0.04	668	20	688
			$0.08	$0.08	$1,336	$40	$1,376

(a) Dividend equivalent payments on unvested participating securities (see Note 8).
(b) Includes estimated forfeitures.

On July 31, 2018, the Board of Directors declared a quarterly dividend payable to stockholders of record as of August 16, 2018, of our Common Stock, and a dividend equivalent payable to holders of certain RSUs as of August 16, 2018, of $.08 per share and per unit, payable on August 31, 2018.

Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including brand development and share repurchase activities) and the overall cost of capital. Total debt was $40,461 (net of unamortized loan fees of $645) at June 30, 2018 and $24,554 (net of unamortized loan fees of $710) at December 31, 2017.

Financial Condition and Liquidity. Our principal uses of cash in the ordinary course of business are for input costs used in our production processes, salaries, capital expenditures, and investments supporting our strategic plan, such as the aging of barreled distillate. As part of our strategy, as demand grows for American whiskeys, in both the United States and global markets, we are building our inventories of aged premium whiskeys to fully participate in this growth (see "Barreled distillate (bourbon and whiskey)" in Note 1).  Generally, during periods when commodities prices are rising, our operations require increased use of cash to support inventory levels.
Our principal sources of cash are product sales and borrowing on our Credit Agreement and Note Purchase Agreement.  Under our Credit Agreement and Note Purchase Agreement, we must meet certain financial covenants and restrictions, and at June 30, 2018, we met those covenants and restrictions.
At June 30, 2018, our current assets exceeded our current liabilities by $117,212, largely due to our inventories, at cost, of $106,487. At June 30, 2018 our cash balance was $2,280 and we have used our Credit Agreement and Note Purchase Agreement for liquidity purposes, with $130,676 remaining for additional borrowings. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We regularly assesses our cash needs and the available sources to fund these needs. We utilize short-term and long-term debt to fund discretionary items, such as capital investments and dividend payments. In addition, we have strong operating results such that financial institutions should provide sufficient credit funding to meet short-term financing requirements, if needed.

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

Commodity Costs. Certain commodities we use in our production process, or input costs, expose us to market price risk due to volatility in the prices for those commodities.  Through our grain supply contracts for our Atchison and Lawrenceburg facilities, our wheat flour supply contract for our Atchison facility, and our natural gas contracts for both facilities, we purchase grain, wheat flour, and natural gas, respectively, for delivery from one to 24 months into the future at negotiated prices.  We have determined that the firm commitments to purchase grain, wheat flour, and natural gas under the terms of our supply contracts meet the normal purchases and sales exception as defined under Accounting Standards Codification ("ASC") 815,  Derivatives and Hedging, because the quantities involved are for amounts to be consumed within the normal expected production process.

Interest Rate Exposures. Our Credit Agreement and Note Purchase Agreement (Note 4) expose us to market risks arising from adverse changes in interest rates. Established procedures and internal processes govern the management of this market risk.

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on weighted average outstanding variable-rate borrowings at June 30, 2018, a 100 basis point increase over the non-default rates actually in effect at such date would increase our interest expense on an annualized basis by $157. Based on weighted average outstanding fixed-rate borrowings at June 30, 2018, a 100 basis point increase in market rates would result in a decrease in the fair value of our outstanding fixed-rate debt of $1,072, and a 100 basis point decrease in market rates would result in an increase in the fair value of our outstanding fixed-rate debt of $1,146.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the quarter ended June 30, 2018, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. On January 1, 2018, we adopted Topic 606 (see Note 2). We implemented internal controls to ensure we adequately evaluated our customer contracts and properly assessed the impact of the new accounting standard on our condensed consolidated financial statements. Although the adoption of the new revenue standard had no impact on January 1, 2018 retained earnings or financial statement activity for the quarter and year to date ended June 30, 2018 and is not expected to have a material impact on our ongoing financial statements, we implemented changes to our business processes related to revenue recognition and the control activities within them. The changes included training within business operations management, ongoing contract review and monitoring, and gathering of information for disclosures.

There were no other changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.    RISK FACTORS

Risk factors are described in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes thereto during the quarter or year to date ended June 30, 2018.
ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no unregistered sale of equity securities during the quarter ended June 30, 2018.

ISSUER PURCHASES OF EQUITY SECURITIES

	(1) Total Number of Shares (or Units) Purchased	(2) Average Price Paid per Share (or Unit)	(3) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(4) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 through April 30, 2018	—	—	—
May 1, 2018 through May 31, 2018	—	—	—
June 1, 2018 through June 30, 2018	—	—	—
Total	—		—

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
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter and year-to-date periods ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2018, and December 31, 2017, (ii) Condensed Consolidated Statements of Income for the six months ended June 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Income for the six months ended June 30, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, (v) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (vi) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date:	August 2, 2018	By	/s/ Augustus C. Griffin
Augustus C. Griffin, President and Chief Executive Officer

Date:	August 2, 2018	By	/s/ Thomas K. Pigott
Thomas K. Pigott, Vice President, Finance and Chief Financial Officer