Form 10-Q
period 2018-09-30
MGP INGREDIENTS INC
filed 2018-11-01
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or

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

16,856,414 shares of Common Stock, no par value as of October 26, 2018

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter Ended		Year to Date Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net sales	$95,031	$86,333	$271,239	$259,255
Cost of sales (a)	75,432	67,708	213,248	202,764
Gross profit	19,599	18,625	57,991	56,491
Selling, general and administrative expenses	7,584	8,154	24,455	24,114
Operating income	12,015	10,471	33,536	32,377
Gain on sale of equity method investment (Note 3)	—	11,381	—	11,381
Equity method investment loss (Note 3)	—	—	—	(348)
Interest expense, net	(334)	(224)	(830)	(934)
Income before income taxes	11,681	21,628	32,706	42,476
Income tax expense (Note 5)	2,673	7,491	7,244	13,292
Net income	$9,008	$14,137	$25,462	$29,184

Income attributable to participating securities	174	414	491	806
Net income attributable to common shareholders and used in earnings per share calculation (Note 6)	$8,834	$13,723	$24,971	$28,378

Share information:
Basic and Diluted weighted average common shares	16,872,091	16,751,346	16,861,700	16,735,378

Basic and diluted earnings per common share	$0.52	$0.82	$1.48	$1.70
Dividends and dividend equivalents per common share	$0.08	$0.89	$0.24	$0.97

(a)	Includes related party purchases of $0 and $18,425 for year to date September 30, 2018 and 2017, respectively. There were no related party purchases for the quarters ended September 30, 2018 and 2017.

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Quarter Ended		Year to Date Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income	$9,008	$14,137	$25,462	$29,184
Other comprehensive income (loss), net of tax:
Change in post-employment benefits	14	(39)	42	(120)
Other comprehensive income (loss)	14	(39)	42	(120)
Comprehensive income	$9,022	$14,098	$25,504	$29,064

See accompanying notes to unaudited condensed consolidated financial statements

       MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	September 30, 2018	December 31, 2017
Current Assets
Cash and cash equivalents	$—	$3,084
Receivables (less allowance for doubtful accounts: September 30, 2018 and December 31, 2017 - $24)	49,991	34,347
Inventory	107,346	93,149
Prepaid expenses	1,885	2,182
Refundable income taxes	2,011	1,980
Total current assets	161,233	134,742

Property and equipment	282,271	267,288
Less accumulated depreciation and amortization	(172,344)	(164,237)
Property and equipment, net	109,927	103,051
Other assets	2,420	2,535
Total assets	$273,580	$240,328

Current Liabilities
Current maturities of long-term debt	$382	$372
Accounts payable	22,905	30,037
Accrued expenses	8,545	11,171
Total current liabilities	31,832	41,580

Long-term debt, less current maturities	21,133	21,407
Credit agreement - revolver	23,605	2,775
Deferred credits	1,687	2,151
Accrued retirement, health and life insurance benefits	2,913	3,133
Other noncurrent liabilities	1,112	540
Deferred income taxes	936	12
Total liabilities	83,218	71,598

Contingencies (Note 7)
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 18,115,965 shares at September 30, 2018 and December 31, 2017, and 16,851,916 and 16,797,420 shares outstanding at September 30, 2018 and December 31, 2017, respectively	6,715	6,715
Additional paid-in capital	14,888	13,912
Retained earnings	188,469	167,129
Accumulated other comprehensive loss	(269)	(311)
Treasury stock, at cost
Shares of 1,264,049 at September 30, 2018 and 1,318,545 at December 31, 2017	(19,445)	(18,719)
Total stockholders’ equity	190,362	168,730
Total liabilities and stockholders’ equity	$273,580	$240,328

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Year to Date Ended
	September 30, 2018	September 30, 2017
Cash Flows from Operating Activities
Net income	$25,462	$29,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,529	8,441
Distributions received from equity method investee	—	7,131
Deferred income taxes	924	356
Share-based compensation	2,464	2,130
Gain on sale of equity method investment	—	(11,381)
Equity method investment loss	—	348
Changes in operating assets and liabilities:
Receivables, net	(15,644)	(11,366)
Inventory	(14,197)	(10,794)
Prepaid expenses	297	(824)
Accounts payable	(3,453)	4,193
Accounts payable to affiliate, net	—	(3,349)
Accrued expenses	(2,623)	790
Income taxes payable/refundable	(31)	2,472
Deferred credit	(464)	(617)
Accrued retirement health and life insurance benefits	395	(267)
Net cash provided by operating activities	1,659	16,447
Cash Flows from Investing Activities
Additions to plant, property and equipment	(18,870)	(13,630)
Return of equity method investment	—	22,832
Proceeds from property insurance recoveries	—	14
Net cash provided by (used in) investing activities	(18,870)	9,216
Cash Flows from Financing Activities
Purchase of treasury stock for tax withholding on equity-based compensation	(2,215)	(1,377)
Payment of dividends and dividend equivalents	(4,125)	(16,692)
Proceeds on long-term debt	—	20,000
Principal payments on long-term debt	(279)	(268)
Proceeds from credit agreement - revolver	22,766	20,580
Payments on credit agreement - revolver	(2,020)	(41,985)
Loan fees incurred with borrowings	—	(377)
Net cash provided by (used in) financing activities	14,127	(20,119)
Increase (decrease) in cash and cash equivalents	(3,084)	5,544
Cash and cash equivalents, beginning of period	3,084	1,569
Cash and cash equivalents, end of period	$—	$7,113

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Capital Stock Preferred	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2017	$4	$6,715	$13,912	$167,129	$(311)	$(18,719)	$168,730
Comprehensive income:
Net income	—	—	—	25,462	—	—	25,462
Other comprehensive income	—	—	—	—	42	—	42
Dividends and dividend equivalents, net of estimated forfeitures	—	—	—	(4,122)	—	—	(4,122)
Share-based compensation	—	—	2,049	—	—	—	2,049
Stock shares awarded, forfeited, or vested	—	—	(1,073)	—	—	1,489	416
Purchase of treasury stock for tax withholding on equity-based compensation	—	—	—	—	—	(2,215)	(2,215)
Balance, September 30, 2018	$4	$6,715	$14,888	$188,469	$(269)	$(19,445)	$190,362

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

Basis of Presentation and Principles of Consolidation. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements as of and for the quarter ended September 30, 2018 should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission ("SEC").  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal and recurring adjustments) necessary to fairly present the results for interim periods in accordance with United States ("U.S.") generally accepted accounting principles (“GAAP”).  Pursuant to the rules and regulations of the SEC, certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted.

Use of Estimates.  The financial reporting policies of the Company conform to GAAP.  The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  The application of certain of these policies places demands on management’s judgment, with financial reporting results relying on estimation about the effects of matters that are inherently uncertain.  For all of these policies, management cautions that future events rarely develop as forecast, and estimates routinely require adjustment and may require material adjustment.

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

Inventories are stated at lower of cost or net realizable value on the first-in, first-out, or FIFO, method.  Inventory valuations are impacted by constantly changing prices paid for key materials, primarily corn. Inventory consists of the following:

	September 30, 2018	December 31, 2017
Finished goods	$19,924	$13,284
Barreled distillate (bourbon and whiskey)	71,531	65,726
Raw materials	5,109	3,954
Work in process	1,551	1,935
Maintenance materials	7,555	7,256
Other	1,676	994
Total	$107,346	$93,149

Revenue Recognition. As a result of the adoption of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers and related amendments ("Topic 606") on January 1, 2018, the Company has changed its accounting policy for revenue recognition (see Note 2). Revenue is recognized when control of the promised goods or services, through performance obligations by the Company, is transferred to the customer in an amount that reflects the consideration it expects to be entitled to in exchange for the performance obligations. The term between invoicing and when payment is due is not significant and the period between when the entity transfers the promised good or service to the customer and when the customer pays for that good or service is one year or less.

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

Earnings Per Share ("EPS").  Basic and diluted EPS are computed using the two-class method, which is an earnings allocation formula that determines net income per share for each class of Common Stock and participating security according to dividends declared and participation rights in undistributed earnings.  Per share amounts are computed by dividing net income attributable to common shareholders by the weighted average shares outstanding during the period.

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

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $45,045 and $24,838 at September 30, 2018 and December 31, 2017, respectively. The financial statement carrying value of total debt was $45,120 (including unamortized loan fees) and $24,554 (including unamortized loan fees) at September 30, 2018 and December 31, 2017, respectively.  These fair values are considered Level 2 under the fair value hierarchy.

Recently Issued Accounting Pronouncements. In July 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-09, Codification Improvements, which clarifies and corrects unintended application of guidance, and makes improvements to several Codification Topics. Most of the amendments are effective immediately. Some of the amendments are effective for Public business entities for annual and interim periods in fiscal years beginning after December 15, 2018, and for all other entities, for annual periods in fiscal years beginning after December 15, 2019, and interim periods in fiscal years beginning after December 15, 2020. Other amendments, which affect recently issued ASUs that are not yet effective, are effective with the original ASU. The Company is evaluating the effect that ASU 2018-09 will have on its consolidated financial statements and related disclosures.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which clarifies and corrects errors in ASC 842. The effective date and transition requirements in ASU 2018-10 are the same as the effective date and transition requirements of ASU 2016-02. The Company is evaluating the effect that ASU 2018-10 will have on its consolidated financial statements and related disclosures in conjunction with ASU 2016-02.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which creates a new, optional transition method for implementing ASU 2016-02 and a lessor practical expedient for separating lease and non-lease components. This ASU is effective for entities that have not early adopted ASU 2016-02, with the effective date of ASU 2016-02. It is effective for entities that have early adopted ASU 2016-02, upon issuance. However, it can only be adopted by entities either at (1) the beginning of the company’s first reporting period after issuance or (2) the entity’s mandatory ASC 842 effective date. The Company is evaluating the effect that ASU 2018-11 will have on its consolidated financial statements and related disclosures in conjunction with ASU 2016-02.

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

In January 2018, the FASB issued ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842, which clarifies that land easements are in the scope of ASU 2016-02, Leases, and provides transition relief. The effective date and transition requirements of ASU 2018-01 are the same as the effective date and transition requirements of ASU 2016-02 (see below). The Company expects to elect this practical expedient and not evaluate under Topic 842 existing or expired land easements.

In February 2016, the FASB issued ASU 2016-02, Leases, which aims to make leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a liability for lease payments and a right-of-use asset for its right to use the underlying asset during the lease term. This ASU is effective for public business entities for interim and annual reporting periods beginning after December 15, 2018. Although early adoption is permitted, the Company is not planning to early adopt the new standard, which replaces existing lease accounting guidance.  The Company can elect to adopt ASC 2016-02 using a modified retrospective transition method requiring application for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Alternatively, the Company can and has chosen to use its effective date as the date of initial application. The Company expects to elect all of the new standard's available transition practical expedients. This ASU will have no impact on the covenants of the Company's Credit Agreements, as changes in leasing standards are excluded from covenant calculations for the Credit Agreements. While the Company has not yet reached a conclusion on the overall impacts of adopting ASU 2016-02, management has identified its rail car lease obligations as being the primary operating lease pool impacted. As of December 31, 2017, the Company had operating leases for 223 rail cars.

Recently Adopted Accounting Standard Updates. In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires companies to present the service cost component of net benefit cost in the same line items in which they report compensation cost. Companies will present all other components of net benefit cost outside operating income, if this subtotal is presented. This ASU was effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. The Company adopted ASU 2017-07 on January 1, 2018, with an immaterial impact on its financial results and presentation for the quarter and year to date ended September 30, 2018.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires companies to include cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. The Company adopted ASU 2016-18 on January 1, 2018, and has determined that there was no impact to the presentation of the unaudited condensed consolidated statements of cash flows because the Company had no restricted cash for the quarter and year to date ended September 30, 2018 and 2017.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight classification issues related to the statement of cash flows: Debt prepayment or debt extinguishment costs; Settlement of zero coupon bonds; Contingent consideration payments made after a business combination; Proceeds from the settlement of insurance claims; Proceeds from the settlement of corporate owned life insurance policies, including bank owned life insurance policies; Distributions received from equity method investees; Beneficial interests in securitization transactions; and Separately identifiable cash flows and application of the predominance principle. This ASU was effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. The Company adopted ASU 2016-15 on January 1, 2018, and has determined that there was no impact to the presentation of the unaudited condensed consolidated statements of cash flows for the quarter and year to date ended September 30, 2018 and 2017.

Note 2.  Revenue

Adoption of Topic 606, Revenue from Contracts with Customers

On January 1, 2018, the Company adopted Topic 606, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Financial results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historic accounting under Accounting Standards Codification 605, Revenue Recognition ("ASC 605"). The Company has completed its evaluation of the impact of Topic 606 and concluded that there is no impact to the financial statements as a result of its adoption. The Company recorded no adjustment to opening retained earnings as of January 1, 2018 related to the transition from ASC 605 to Topic 606 and there are no differences to disclose to reconcile financial statement activity as reported under Topic 606 to ASC 605 for the quarter and year to date ended September 30, 2018.

Disaggregation of Revenue.

The following table presents the Company's revenues disaggregated by segment and major products and services.

	NET SALES		NET SALES
	Quarter Ended September 30,		Year to Date Ended September 30,
	2018	2017(a)	2018	2017(a)
Distillery Products
Premium beverage alcohol	$46,864	$43,941	$133,135	$131,868
Industrial alcohol	20,661	19,310	59,300	57,775
Food grade alcohol	67,525	63,251	192,435	189,643
Fuel grade alcohol	1,576	1,458	5,006	4,867
Distillers feed and related co-products	5,898	4,860	18,785	14,514
Warehouse services	3,337	2,766	9,139	7,960
Total distillery products	$78,336	$72,335	$225,365	$216,984

Ingredient Solutions
Specialty wheat starches	$7,030	$7,008	$21,170	$20,826
Specialty wheat proteins	5,486	4,939	16,230	14,541
Commodity wheat starch	2,793	1,948	6,926	6,302
Commodity wheat protein	1,386	103	1,548	602
Total ingredient solutions	$16,695	$13,998	$45,874	$42,271

Total net sales	$95,031	$86,333	$271,239	$259,255

(a) Prior period amounts were not adjusted upon adoption of Topic 606.

The following table presents the Company's revenues disaggregated by segment and timing of revenue recognition.

	NET SALES		NET SALES
	Quarter Ended September 30,		Year to Date Ended September 30,
	2018	2017(a)	2018	2017(a)
Distillery Products
Products transferred at a point in time	$74,999	$69,569	$216,226	$209,024
Services transferred over time	3,337	2,766	9,139	7,960
Total distillery products	$78,336	$72,335	$225,365	$216,984

Ingredient Solutions
Products transferred at a point in time	$16,695	$13,998	$45,874	$42,271

Total net sales	$95,031	$86,333	$271,239	$259,255

(a) Prior period amounts were not adjusted upon adoption of Topic 606.

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

Note 3.  Equity Method Investments

As of September 30, 2018, the Company had no investments accounted for using the equity method of accounting. Until July 3, 2017, the Company had a 30 percent interest in Illinois Corn Processing ("ICP"), which manufactured alcohol for fuel, industrial and beverage applications. The Company completed the sale of its equity ownership interest in ICP to Pacific Ethanol Central, LLC, on July 3, 2017, consistent with an Agreement and Plan of Merger entered into on June 26, 2017.

Summary Financial Information (unaudited). Condensed financial information related to the Company’s non-consolidated equity method investment in ICP for the quarter and year to date ended September 30, 2017 is shown below.

	Quarter Ended September 30,	Year to Date Ended September 30,
	2017	2017
ICP’s Operating results:
Net sales (a)	$—	$78,062
Cost of sales and expenses (b)	—	79,224
Net loss	$—	$(1,162)

(a)	Includes related party sales to MGPI for the quarter and year to date ended September 30, 2017 of $0 and $17,672, respectively.

(b)	Includes depreciation and amortization for the quarter and year to date ended September 30, 2017of $0 and $1,720, respectively.

The Company’s equity method investment losses for the quarter and year to date ended September 30, 2017, based on unaudited financial statements, were $0 and $348, respectively. The Company also had a gain on sale of equity method investment for the quarter and year to date ended September 30, 2017 of $11,381, resulting from the July 3, 2017 sale of ICP.

Note 4.  Corporate Borrowings

Indebtedness Outstanding:

Description(a)	September 30, 2018	December 31, 2017
Credit Agreement - Revolver, 3.593% (variable rate) due 2022	$24,044	$3,298
Secured Promissory Note, 3.71% (variable rate) due 2022	1,688	1,966
Prudential Note Purchase Agreement, 3.53% (fixed rate) due 2027	20,000	20,000
Unamortized loan fees(b)	(612)	(710)
Total indebtedness outstanding	$45,120	$24,554
Less current maturities of long-term debt	(382)	(372)
Long-term debt	$44,738	$24,182

(a) Interest rates are as of September 30, 2018.
(b) Loan fees are being amortized over the life of the Credit Agreement and Note Purchase Agreement.

Credit and Note Purchase Agreements. On August 23, 2017, the Company entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association. The Credit Agreement provides for a $150,000 revolving credit facility. The Company may increase the facility from time to time by an aggregate principal amount of up to $25,000 provided certain conditions are satisfied and at the discretion of the lender. The Credit Agreement matures on August 23, 2022. The Credit Agreement includes certain requirements and covenants, which the Company was in compliance with at September 30, 2018. As of September 30, 2018, the Company's total outstanding borrowings under the Credit Agreement were $24,044 leaving $125,956 available.

On August 23, 2017, the Company also entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. The Note Purchase Agreement provides for the issuance of up to $75,000 of Senior Secured Notes, and the Company issued $20,000 of Senior Secured Notes with a maturity date of August 23, 2027. The Note Purchase Agreement includes certain requirements and covenants, which the Company was in compliance with at September 30, 2018.

Note 5. Income Taxes
On December 22, 2017, the U.S. government enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”), resulting in significant modifications to U.S. tax law. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. As of September 30, 2018, the Company has not made a measurement period adjustment and the accounting for the Tax Act remains incomplete.

The Company's tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the estimated annual effective tax rate is updated and a year-to-date adjustment is made to the provision. The Company's quarterly effective tax rate is subject to significant volatility due to the effect of discrete items arising in a given quarter. Income tax expense for the quarter and year to date ended September 30, 2018 was $2,673 and $7,244, respectively, for an effective tax rate for the quarter of 22.9 percent and for the year to date of 22.1 percent. For the quarter, the effective tax rate differed from the 21 percent federal statutory rate (as lowered by the Tax Act) on pretax income, primarily due to state taxes, including a reduction of state taxes for state income tax credits in Indiana and Kansas. Year to date, the effective tax rate differed from the 21 percent federal statutory rate (as lowered by the Tax Act) on pretax income, primarily due to state taxes, including a reduction of state taxes for state income tax credits in Indiana and Kansas, a change in estimate related to the sale of the Company's interest in ICP, and an increase in the Company’s valuation allowance related to capital loss carryforwards and state net operating losses. These amounts were partially offset by the impact of income tax benefits related to share-based compensation as accounted for in ASU 2016-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting.

Income tax expense for the quarter and year to date ended September 30, 2017 was $7,491 and $13,292, respectively, for an effective tax rate for the quarter of 34.6 percent and for the year to date of 31.3 percent. The increase in tax expense, compared to prior quarters in 2017, largely relates to the Company’s sale of its interest in ICP, and the corresponding tax gain recognized in the annual effective tax rate calculation. The effective tax rate differed from the 35 percent federal statutory rate on pretax income, primarily due to the impact of income tax benefits related to share-based compensation as accounted for in ASU 2016-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, the domestic production activities deduction, state tax planning including state income tax credits in Indiana and Kansas, and changes to the Company's valuation allowance, partially offset by state taxes.

Note 6.  EPS

The computations of basic and diluted EPS for the quarters and year to date ended September 30, 2018 and 2017 are as follows:

	Quarter Ended		Year to Date Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Operations:
Net income(a)	$9,008	$14,137	$25,462	$29,184
Income attributable to participating securities(b)	174	414	491	806
Net income attributable to common shareholders	$8,834	$13,723	$24,971	$28,378

Share information:
Basic and diluted weighted average common shares(c)	16,872,091	16,751,346	16,861,700	16,735,378

Basic and diluted EPS	$0.52	$0.82	$1.48	$1.70

(a)	Net income attributable to all shareholders.

(b)	Participating securities included 331,375 and 485,491 unvested restricted stock units ("RSUs"), at September 30, 2018 and 2017, respectively.

(c)	Under the two-class method, basic and diluted weighted average common shares at September 30, 2018 and 2017, exclude unvested, participating securities.

Note 7.  Contingencies

There are various legal and regulatory proceedings involving the Company and its subsidiaries.  The Company accrues estimated costs for a contingency when management believes that a loss is probable and can be reasonably estimated.

A chemical release occurred at the Company's Atchison facility on October 21, 2016, which resulted in emissions venting into the air ("the Atchison Chemical Release").  The Company reported the event to the Environmental Protection Agency ("EPA"), the Occupational, Safety, and Health Administration ("OSHA"), and to Kansas and local authorities on that date, and is cooperating fully to investigate and ensure that all appropriate response actions are taken.  The Company has also engaged outside experts to assist the investigation and response.  The Company believes it is probable that a fine or penalty may be imposed by regulatory authorities, but it is currently unable to reasonably estimate the amount thereof since some investigations are not complete and could take several months up to a few years to complete.  Private plaintiffs have initiated, and additional private plaintiffs may initiate, legal proceedings for damages resulting from the emission, but the Company is currently unable to reasonably estimate the amount of any such damages that might result.  The Company's insurance is expected to provide coverage of any damages to private plaintiffs, subject to a deductible of $250, but certain regulatory fines or penalties may not be covered and there can be no assurance to the amount or timing of possible insurance recoveries if ultimately claimed by the Company.  There was no significant damage to the Company's Atchison plant as a result of this incident.  No other MGP facilities, including the distillery in Lawrenceburg, Indiana, were affected by this incident.

OSHA completed its investigation of the Atchison Chemical Release and, on April 19, 2017, issued its penalty to the Company in the amount of $138.  Management settled this assessment with OSHA in full for $75, which was paid on May 16, 2017. A portion, or all, of the penalty amount may be covered by insurance.

The EPA informed the Company on August 1, 2017, that it intends to seek civil penalties of approximately $250 in connection with its investigation of the Atchison Chemical Release, while offering the Company the opportunity to settle the matter prior to the EPA proceeding with a formal enforcement action. The Company is seeking a negotiated settlement with the EPA, but negotiations have paused pending resolution of the EPA's criminal investigation. Since the Company expects a negotiated resolution of the EPA civil case and EPA-proposed civil penalties are not material to the quarter and year to date ended September 30, 2018, the Company has not included an accrual in its results. A portion, or all, of the settled penalty amount may be covered by insurance.

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

As of September 30, 2018, 321,151 RSUs had been granted of the 1,500,000 shares approved under the 2014 Plan, and 68,934 shares had been granted of the 300,000 shares approved under the Directors' Plan. As of September 30, 2018, 334,225 unvested RSUs were outstanding under the Company’s long-term incentive plans.

Note 9.  Operating Segments

At September 30, 2018 and 2017, the Company had two segments: distillery products and ingredient solutions. The distillery products segment consists of food grade alcohol and distillery co-products, such as distillers feed (commonly called dried distillers grain in the industry) and fuel grade alcohol. The distillery products segment also includes warehouse services, including barrel put away, storage, retrieval, and blending services. Ingredient solutions consists of specialty starches and proteins and commodity starches and proteins.

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

	Quarter Ended		Year to Date Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net Sales to Customers
Distillery products	$78,336	$72,335	$225,365	$216,984
Ingredient solutions	16,695	13,998	45,874	42,271
Total	95,031	86,333	271,239	259,255
Gross Profit
Distillery products	16,269	16,501	48,819	49,069
Ingredient solutions	3,330	2,124	9,172	7,422
Total	19,599	18,625	57,991	56,491
Depreciation and Amortization
Distillery products	2,067	2,128	6,565	6,300
Ingredient solutions	369	419	1,182	1,242
Corporate	267	340	782	899
Total	2,703	2,887	8,529	8,441
Income (loss) before Income Taxes
Distillery products	14,344	14,836	43,298	44,485
Ingredient solutions	2,671	1,518	7,236	5,592
Corporate	(5,334)	5,274	(17,828)	(7,601)
Total	$11,681	$21,628	$32,706	$42,476

The following table allocates assets to each segment as of:

	September 30, 2018	December 31, 2017
Identifiable Assets
Distillery products	$219,587	$191,321
Ingredient solutions	38,139	28,950
Corporate	15,854	20,057
Total	$273,580	$240,328

Note 10.  Subsequent Events

On October 30, 2018, the Board of Directors declared a quarterly dividend payable to stockholders of record as of November 15, 2018, of the Company's Common Stock, and a dividend equivalent payable to holders of certain RSUs as of November 15, 2018, of $.08 per share and per unit, payable on November 30, 2018.

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

RESULTS OF OPERATIONS

Consolidated results

The table below details the consolidated results for quarters ended September 30, 2018 and 2017:

	September 30,
	2018	2017	2018 v. 2017
Net sales	$95,031	$86,333	10.1%
Cost of sales	75,432	67,708	11.4
Gross profit	19,599	18,625	5.2
Gross margin %	20.6%	21.6%	(1.0)	pp(a)
Selling, general, and administrative ("SG&A") expenses	7,584	8,154	(7.0)
Operating income	12,015	10,471	14.7
Operating margin %	12.6%	12.1%	0.5	pp
Gain on sale of equity method investment	—	11,381	—
Interest expense, net	(334)	(224)	49.1
Income before income taxes	11,681	21,628	(46.0)
Income tax expense	2,673	7,491	(64.3)
Effective tax expense rate %	22.9%	34.6%	(11.7)	pp
Net income	$9,008	$14,137	(36.3)%
Net income margin %	9.5%	16.4%	(6.9)	pp

(a) Percentage points ("pp").

Net sales - Net sales for quarter ended September 30, 2018 were $95,031, an increase of 10.1 percent compared to the year-ago quarter, which was the result of increased net sales in both segments. Within the distillery segment, net sales were up 8.3 percent, primarily due to increases in the net sales of food grade alcohol, distillers feed and related co-products and warehouse services. Within the ingredient solutions segment, net sales were up 19.3 percent. Net sales were higher across all product categories, with the largest increases in commodity wheat proteins and starches and specialty wheat proteins (see Segment Results).

Gross profit - Gross profit for quarter ended September 30, 2018 was $19,599, an increase of 5.2 percent compared to the year-ago quarter. The increase was driven by an increase in gross profit in the ingredients solutions segment, partially offset by a decrease in gross profit in the distillery products segment. In the ingredient solutions segment, gross profit increased by $1,206, or 56.8 percent. In the distillery products segment, gross profit declined by $232, or 1.4 percent (see Segment Results).

SG&A expenses - SG&A expenses for quarter ended September 30, 2018 were $7,584, a decrease of 7.0 percent compared to the year-ago quarter. The decrease in SG&A was primarily due to lower personnel costs and a decrease in professional fees, partially offset by an investment in our brands platform.

Operating income - Operating income for quarter ended September 30, 2018 increased to $12,015 from $10,471 for quarter ended September 30, 2017, primarily due to an increase in gross profit in our ingredient solutions segment and a decrease in SG&A expenses described above, partially offset by a decrease in gross profit in our distillery products segment.

Operating income, quarter versus quarter	Operating Income	Change
Operating income for quarter ended September 30, 2017	$10,471
Increase in gross profit - ingredient solutions segment(a)	1,206	11.5	pp(b)
Decrease in gross profit - distillery products segment(a)	(232)	(2.2)	pp
Decrease in SG&A expenses	570	5.4	pp
Operating income for quarter ended September 30, 2018	$12,015	14.7%

(a) See segment discussion.
(b) Percentage points ("pp").

Gain on equity method investment - We had no equity method investment earnings for quarters ended September 30, 2018 and 2017 due to the sale of our ICP equity method investment on July 3, 2017, which resulted in a gain on sale of equity method investment for the quarter ended September 30, 2017 of $11,381 (see Note 3).

Income tax expense - Income tax expense for quarter ended September 30, 2018 was $2,673, for an effective tax rate of 22.9 percent. Income tax expense for the quarter ended September 30, 2017 was $7,491, for an effective tax rate of 34.6 percent. The significant decrease in income tax expense, quarter versus quarter, was due to the tax impact of the previously-mentioned sale of ICP and the implementation of the Tax Cuts and Jobs Act (the "Tax Act"). The primary reason for the 11.7 percentage point decline in our effective tax rate, quarter versus quarter, is the decrease resulting from implementation of the Tax Act.

Earnings per share ("EPS") - EPS was $0.52 for quarter ended September 30, 2018 compared to $0.82 for quarter ended September 30, 2017. EPS decreased, quarter versus quarter, primarily due to the absence of a gain on sale of equity method investment in the current year quarter, partially offset by the decrease in our effective tax rate previously described and an increase in operating income.

Change in basic and diluted EPS, quarter versus quarter	Basic and Diluted EPS	Change
Basic and diluted EPS for quarter ended September 30, 2017	$0.82
Increase in operations(a)	0.06	7.3	pp(b)
Decrease in gain on sale of equity method investment(a)	(0.44)	(53.7)	pp
Tax: Change in effective tax rate	0.07	8.6	pp
Decrease in income attributable to participating securities	0.01	1.2	pp
Basic and diluted EPS for quarter ended September 30, 2018	$0.52	(36.6)%

(a)	Items are net of tax based on the effective tax rate for the base year (2017).

(b)	Percentage points ("pp").

Consolidated results

The table below details the consolidated results for year to date ended September 30, 2018 and 2017:

	September 30,
	2018	2017	2018 v. 2017
Net sales	$271,239	$259,255	4.6%
Cost of sales	213,248	202,764	5.2
Gross profit	57,991	56,491	2.7
Gross margin %	21.4%	21.8%	(0.4)	pp(a)
SG&A expenses	24,455	24,114	1.4
Operating income	33,536	32,377	3.6
Operating margin %	12.4%	12.5%	(0.1)	pp
Gain on sale of equity method investment	—	11,381	—
Equity method investment loss	—	(348)	(100.0)
Interest expense, net	(830)	(934)	(11.1)
Income before income taxes	32,706	42,476	(23.0)
Income tax expense	7,244	13,292	(45.5)
Effective tax expense rate %	22.1%	31.3%	(9.2)	pp
Net income	$25,462	$29,184	(12.8)%
Net income margin %	9.4%	11.3%	(1.9)	pp

(a) Percentage points ("pp").

Net sales - Net sales for year to date September 30, 2018 were $271,239, an increase of 4.6 percent compared to the year-ago period, which was the result of increased net sales in both segments. Within the distillery segment, net sales were up 3.9 percent. Increases in the net sales of distillers feed and related co-products, food grade alcohol, and warehouse services increased over the prior-year period. Net sales of industrial alcohol and premium beverage alcohol products within food grade alcohol both increased. Within the ingredient solutions segment, net sales were up 8.5 percent. This increase was driven by higher net sales across all product categories, with the largest increases in specialty wheat proteins and commodity wheat proteins and starches (see Segment Results).

Gross profit - Gross profit for year to date September 30, 2018 was $57,991, an increase of 2.7 percent compared to the year-ago period. The increase was driven by an increase in gross profit in the ingredient solutions segment, partially offset by a decrease in gross profit in the distillery products segment. In the ingredient solutions segment, gross profit increased by $1,750, or 23.6 percent. In the distillery products segment, gross profit declined by $250, or 0.5 percent (see Segment Results).

SG&A expenses - SG&A expenses for year to date September 30, 2018 were $24,455, an increase of 1.4 percent compared to the year-ago period. The increase in SG&A was primarily due to investments in our brands platform (personnel costs and advertising and promotion), partially offset by a reduction in professional fees and lower personnel costs.

Operating income - Operating income for year to date September 30, 2018 increased to $33,536 from $32,377 for the period ended September 30, 2017, due to a gross profit increase in our ingredient solutions segment, partially offset by an increase in SG&A expenses described above and a gross profit decrease in our distillery products segment.

Operating income, year to date versus year to date	Operating Income	Change
Operating income for year to date ended September 30, 2017	$32,377
Increase in gross profit - ingredient solutions segment(a)	1,750	5.4	pp(b)
Decrease in gross profit - distillery products segment(a)	(250)	(0.8)	pp
Increase in SG&A expenses	(341)	(1.0)	pp
Operating income for year to date ended September 30, 2018	$33,536	3.6%

(a) See segment discussion.
(b) Percentage points ("pp").

Equity method investment / Gain on sale of equity method investment - We had no equity method investment earnings for year to date September 30, 2018, compared to an equity method investment loss of $348 for the period ended September 30, 2017. The change in equity method investment earnings was due to the sale of our ICP equity method investment on July 3, 2017, which resulted in a gain on sale of equity method investment for the year to date of $11,381 (see Note 3).

Income tax expense - Income tax expense for year to date September 30, 2018 was $7,244, for an effective tax rate of 22.1 percent. Income tax expense for year to date September 30, 2017 was $13,292, for an effective tax rate of 31.3 percent. The significant decrease in income tax expense, year to date versus year to date, was due to the tax impact of the previously-mentioned sale of ICP and the implementation of the Tax Act. The primary reasons for the 9.2 percentage point decline in our effective tax rate, period versus period, are the decrease resulting from implementation of the Tax Act, partially offset by a change in estimate related to the income tax impact of the ICP sale.

EPS - EPS was $1.48 for year to date September 30, 2018 compared to $1.70 for the period ended September 30, 2017. EPS decreased, year to date versus year to date, primarily due to the absence of a gain on sale of equity method investment in the current period, partially offset by the decrease in our effective tax rate previously described and an increase in operating income.

Change in basic and diluted EPS, year to date versus year to date	Basic and Diluted EPS	Change
Basic and diluted EPS for year to date ended September 30, 2017	$1.70
Increase in operations(a)	0.05	2.9	pp(b)
Decrease in equity method investment loss(a)	0.01	0.6	pp
Decrease in gain on sale of equity method investment(a)	(0.44)	(25.9)	pp
Tax: Change in effective tax rate	0.14	8.2	pp
Decrease in income attributable to participating securities	0.02	1.3	pp
Basic and diluted EPS for year to date ended September 30, 2018	$1.48	(12.9)%

(a)	Items are net of tax based on the effective tax rate for the base year (2017), excluding the effect of the tax benefit on vested share-based compensation on the 2017 rate.

(b)	Percentage points ("pp").

SEGMENT RESULTS

Distillery Products

The following table shows selected financial information for our distillery products segment for quarters ended September 30, 2018 and 2017.

	PRODUCT GROUP NET SALES
	Quarter Ended September 30,		Quarter versus Quarter Net Sales Change Increase / (Decrease)			Quarter versus Quarter Volume Increase / (Decrease)
	2018	2017	$ Change	% Change		% Change

Premium beverage alcohol	$46,864	$43,941	$2,923	6.7%
Industrial alcohol	20,661	19,310	1,351	7.0
Food grade alcohol(a)	67,525	63,251	4,274	6.8
Fuel grade alcohol(a)	1,576	1,458	118	8.1
Distillers feed and related co-products	5,898	4,860	1,038	21.4
Warehouse services	3,337	2,766	571	20.6
Total distillery products	$78,336	$72,335	$6,001	8.3%		7.3%	(a)

	Other Financial Information
	Quarter Ended September 30,		Quarter versus Quarter Increase / (Decrease)
	2018	2017	$ Change	% Change

Gross profit	$16,269	$16,501	$(232)	(1.4)%
Gross margin %	20.8%	22.8%		(2.0)	pp(b)

(a) Volume change for alcohol products.
(b) Percentage points ("pp").

Total net sales of distillery products increased $6,001, or 8.3 percent. Net sales of food grade alcohol, distillers feed and related co-products, and warehouse services increased. Net sales of premium beverage alcohol and industrial alcohol products increased 6.7 percent and 7.0 percent, respectively, compared to the prior-year quarter. The growth in premium beverage alcohol was driven both by volume and a higher average selling price. Industrial alcohol net sales growth was driven by volume as the average selling price was down due to more difficult market conditions. The increase in net sales of distillers feed and related co-products was due to a higher average selling price reflecting improved market conditions during the quarter.
Gross profit decreased slightly quarter versus quarter by $232, or 1.4 percent. Gross margin for the quarter ended September 30, 2018 decreased to 20.8 percent from 22.8 percent for the prior-year quarter. The decline in gross profit was primarily due to higher production costs at the Lawrenceburg facility, lower gross margins and profits on industrial alcohol, partially offset by higher gross profits on premium beverage alcohol (excluding the higher production costs) and distillers feed and related co-products.

Distillery Products

The following table shows selected financial information for our distillery products segment for year to date ended September 30, 2018 and 2017.

	PRODUCT GROUP NET SALES
	Year to Date Ended September 30,		Year to Date versus Year to Date Net Sales Change Increase / (Decrease)			Year-to-Date versus Year to Date Volume Increase / (Decrease)
	2018	2017	$ Change	% Change		% Change

Premium beverage alcohol	$133,135	$131,868	$1,267	1.0%
Industrial alcohol	59,300	57,775	1,525	2.6
Food grade alcohol(a)	192,435	189,643	2,792	1.5
Fuel grade alcohol(a)	5,006	4,867	139	2.9
Distillers feed and related co-products	18,785	14,514	4,271	29.4
Warehouse services	9,139	7,960	1,179	14.8
Total distillery products	$225,365	$216,984	$8,381	3.9%		2.7%	(a)

	Other Financial Information
	Year to Date Ended September 30,		Year to Date versus Year to Date Increase / (Decrease)
	2018	2017	$ Change	% Change

Gross profit	$48,819	$49,069	$(250)	(0.5)%
Gross margin %	21.7%	22.6%		(0.9)	pp(b)

(a) Volume change for alcohol products.
(b) Percentage points ("pp").

Total net sales of distillery products increased $8,381, or 3.9 percent. Net sales of distillers feed and related co-products, food grade alcohol, and warehouse services increased over the prior-year period. Net sales of industrial alcohol and premium beverage alcohol products within food grade alcohol increased 2.6 percent and 1.0 percent, respectively, compared to the prior-year period. The increase in net sales of distillers feed and related co-products was due to a higher average selling price reflecting improved market conditions during the period.
Gross profit decreased slightly year to date versus year to date by $250, or 0.5 percent. Gross margin for year to date September 30, 2018 decreased to 21.7 percent from 22.6 percent for the prior-year period. The decline in gross profit was primarily due to lower gross margins and profits on industrial alcohol and higher production costs at the Lawrenceburg facility, partially offset by higher gross margins and profits on distillers feed and related co-products and premium beverage alcohol (excluding higher production costs).

Ingredient Solutions

The following table shows selected financial information for our ingredient solutions segment for quarters ended September 30, 2018 and 2017.

	PRODUCT GROUP NET SALES
	Quarter Ended September 30,		Quarter versus Quarter Net Sales Change Increase / (Decrease)			Quarter versus Quarter Volume Increase / (Decrease)
	2018	2017	$ Change	% Change		% Change

Specialty wheat starches	$7,030	$7,008	$22	0.3%
Specialty wheat proteins	5,486	4,939	547	11.1
Commodity wheat starches	2,793	1,948	845	43.4
Commodity wheat proteins	1,386	103	1,283	1,245.6
Total ingredient solutions	$16,695	$13,998	$2,697	19.3%		16.0%

	Other Financial Information
	Quarter Ended September 30,		Quarter versus Quarter Increase / (Decrease)
	2018	2017	$ Change	% Change

Gross profit	3,330	$2,124	$1,206	56.8%
Gross margin %	20.0%	15.2%		4.8	pp(a)

(a) Percentage points ("pp").

Total ingredient solutions net sales for quarter ended September 30, 2018 increased by $2,697, or 19.3 percent, compared to the prior-year quarter. This increase was driven by higher net sales across all product categories, with the largest increases in commodity wheat proteins and starches and specialty wheat proteins, quarter versus quarter.
Gross profit increased quarter versus quarter by $1,206, or 56.8 percent. Gross margin for the quarter ended September 30, 2018 increased to 20.0 percent from 15.2 percent for the prior-year quarter. The increase in gross profit was primarily due to higher gross profits on specialty wheat proteins and starches and commodity wheat proteins, partially offset by lower gross profits on commodity wheat starches. Overall gross profit growth was aided by improved plant efficiencies relative to the prior-year quarter.

Ingredient Solutions

The following table shows selected financial information for our ingredient solutions segment for year to date ended September 30, 2018 and 2017.

	PRODUCT GROUP NET SALES
	Year to Date Ended September 30,		Year to Date versus Year to Date Net Sales Change Increase / (Decrease)			Year to Date versus Year to Date Volume Increase / (Decrease)
	2018	2017	$ Change	% Change		% Change

Specialty wheat starches	$21,170	$20,826	$344	1.7%
Specialty wheat proteins	16,230	14,541	1,689	11.6
Commodity wheat starches	6,926	6,302	624	9.9
Commodity wheat proteins	1,548	602	946	157.1
Total ingredient solutions	$45,874	$42,271	$3,603	8.5%		1.0%

	Other Financial Information
	Year to Date Ended September 30,		Year to Date versus Year to Date Increase / (Decrease)
	2018	2017	$ Change	% Change

Gross profit	$9,172	$7,422	$1,750	23.6%
Gross margin %	20.0%	17.6%		2.4	pp(a)

(a) Percentage points ("pp").

Total ingredient solutions net sales for year to date ended September 30, 2018 increased by $3,603, or 8.5 percent, compared to the prior-year period. This increase was driven by higher net sales across all product categories, with the largest increases in specialty wheat proteins and commodity wheat proteins and starches, period versus period.
Gross profit increased period versus period by $1,750, or 23.6 percent. Gross margin for year to date ended September 30, 2018 increased to 20.0 percent from 17.6 percent for the prior-year period. The increase in gross profit was primarily due to higher gross profits on specialty wheat proteins and starches, partially offset by lower gross profits on commodity wheat products. Overall gross profit growth was aided by improved plant efficiencies relative to the prior-year period.

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

Cash Flow Summary

	Year to Date Ended
	September 30, 2018	September 30, 2017	Changes, Year to Date versus Year to Date
Cash provided by operating activities:
Net income, after giving effect to adjustments to reconcile net income to net cash provided by operating activities	$37,379	$36,209	$1,170
Receivables, net	(15,644)	(11,366)	(4,278)
Inventory	(14,197)	(10,794)	(3,403)
Prepaid expenses	297	(824)	1,121
Accrued expenses	(2,623)	790	(3,413)
Income taxes payable/refundable	(31)	2,472	(2,503)
Accounts payable and accounts payable to affiliate, net	(3,453)	844	(4,297)
Other, net	(69)	(884)	815
Total	$1,659	$16,447	$(14,788)
Cash provided by (used in) investing activities:
Additions to property, plant, and equipment	(18,870)	(13,630)	(5,240)
Return of equity method investment	—	22,832	(22,832)
Other	—	14	(14)
Total	$(18,870)	$9,216	$(28,086)
Cash provided by (used in) financing activities:
Payment of dividends and dividend equivalents	(4,125)	(16,692)	12,567
Proceeds (payments) on debt:
Proceeds on long-term debt	—	20,000	(20,000)
Principal payments on long-term debt	(279)	(268)	(11)
Proceeds from credit agreement - revolver	22,766	20,580	2,186
Payments on credit agreement - revolver	(2,020)	(41,985)	39,965
Proceeds (payments) on debt, net	20,467	(1,673)	22,140
Other	(2,215)	(1,754)	(461)
Total	$14,127	$(20,119)	$34,246
Increase (decrease) in cash and cash equivalents	$(3,084)	$5,544	$(8,628)

Changes, year to date versus year to date. Cash decreased $3,084 in year to date ended September 30, 2018 compared to an increase of $5,544 in year to date ended September 30, 2017 for a net decrease in cash of $8,628, period versus period.

Cash provided by operating activities for year to date ended September 30, 2018 was $1,659, compared to cash provided by operating activities of $16,447 for year to date ended September 30, 2017, resulting in lower cash from operations year to date versus year to date, of $14,788. Decreased cash flows were primarily due to a decline in the change in accounts payable and accounts payable to affiliate, net, of $4,297, related to the timing of operating expense cash disbursements, an increase in the change in receivables, net, of $4,278, reflecting increased sales in the quarter and year to date ended September 30, 2018 compared to the quarter and year to date ended September 30, 2017, a decrease in the change in accrued expenses of $3,413, reflecting payment of incentive compensation, an increase in the change in inventory of $3,403, primarily due to increases in the change in inventory categories including finished goods and raw materials, and a decrease in the change in income taxes payable of $2,503. Cash flow decreases were partially offset by cash flow increases, primarily related to an increase in the change in net income, after giving effect to adjustments to reconcile net income to net cash provided by operating activities of $1,170 and an increase in the change in prepaid expenses of $1,121.

Cash used in investing activities for year to date ended September 30, 2018 was $18,870, compared to cash provided by investing activities of $9,216 for year to date ended September 30, 2017, resulting in increased cash used in investing activities, year to date versus year to date, of $28,086. The change in cash outflows reflected the absence of a return of equity method investment for year to date ended September 30, 2018 of $22,832, as well as an increase in additions to property, plant, and equipment of $5,240 (see Capital Spending).

Cash provided by financing activities for year to date ended September 30, 2018 was $14,127, compared to cash used in financing activities of $20,119 for year to date ended September 30, 2017, reflecting a net increase, year to date versus year to date, in cash provided by financing activities of $34,246. Net changes in cash flows from financing activities reflected a decrease in payments on credit agreement - revolver of $39,965 and an increase in proceeds from the credit agreement - revolver of $2,186, that were partially offset by a decrease in proceeds on long-term debt of $20,000. Net changes in cash flows from financing activities also included a decrease in the payment of dividends and dividend equivalents of $12,567 (see Dividends and Dividend Equivalents).

Capital Spending. We manage capital spending to support our business growth plans. Investments in plant, property and equipment were $18,870 and $13,630, respectively, for year to date ended September 30, 2018 and 2017. Adjusted for the change in capital expenditures in accounts payable for year to date ended September 30, 2018 and 2017 of $(3,679) and $(3,826), respectively, total capital expenditures were $15,191 and $9,804, respectively. We expect approximately $29,000 in capital expenditures in 2018 for facility improvement and expansion (including warehouse expansion), facility sustenance projects, and environmental health and safety projects.

As part of our strategic plan to support the growth of the American Whiskey category, we previously announced a $33,800 warehouse expansion project.  Based on the continued strong growth in the American Whiskey category and demand for our products, and as announced last quarter, we have expanded the scope of the project and added an incremental investment this year of approximately $18,000, bringing our total warehouse expansion project investment to approximately $51,800. As of September 30, 2018, we had incurred approximately $33,000 of the total investment. The estimated project completion date is by the end of calendar year 2020.
Treasury Purchases. 75,363 RSUs vested and converted to common shares during year to date ended September 30, 2018, of which we withheld and purchased for treasury 25,746 shares valued at $2,215 to cover payment of associated withholding taxes.
86,000 RSUs vested and converted to common shares during year to date ended September 30, 2017, of which we withheld and purchased for treasury 29,816 shares valued at $1,377 to cover payment of associated withholding taxes.

Dividends and Dividend Equivalents

Dividend and dividend equivalent information for year to date ended September 30, 2018 and 2017 is detailed below:

Dividend and Dividend Equivalent Information (per Share and Unit)
Declaration date	Record date	Payment date	Declared	Paid	Dividend payment	Dividend equivalent payment(a)(b)	Total payment(b)
2018
February 21, 2018	March 9, 2018	March 23, 2018	$0.08	$0.08	$1,348	$27	$1,375
April 30, 2018	May 16, 2018	June 1, 2018	0.08	0.08	1,348	27	1,375
July 31, 2018	August 16, 2018	August 31, 2018	0.08	0.08	1,348	27	1,375
			$0.24	$0.24	$4,044	$81	$4,125
2017
February 15, 2017	March 1, 2017	March 24, 2017	$0.04	$0.04	$668	$20	$688
May 2, 2017	May 15, 2017	June 9, 2017	0.04	0.04	668	20	688
August 1, 2017	August 18, 2017	September 8, 2017	0.85	0.85	14,215	413	14,628
August 1, 2017	August 18, 2017	September 11, 2017	0.04	0.04	669	19	688
			$0.97	$0.97	$16,220	$472	$16,692

(a) Dividend equivalent payments on unvested participating securities (see Note 8).
(b) Includes estimated forfeitures.

On October 30, 2018, the Board of Directors declared a quarterly dividend payable to stockholders of record as of November 15, 2018, of the Company's Common Stock, and a dividend equivalent payable to holders of certain RSUs as of November 15, 2018, of $.08 per share and per unit, payable on November 30, 2018.

Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including brand development and share repurchase activities) and the overall cost of capital. Total debt was $45,120 (net of unamortized loan fees of $612) at September 30, 2018 and $24,554 (net of unamortized loan fees of $710) at December 31, 2017.

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
Our principal sources of cash are product sales and borrowing on our Credit Agreement and Note Purchase Agreement.  Under our Credit Agreement and Note Purchase Agreement, we must meet certain financial covenants and restrictions, and at September 30, 2018, we met those covenants and restrictions.
At September 30, 2018, our current assets exceeded our current liabilities by $129,401, largely due to our inventories, at cost, of $107,346. At September 30, 2018 our cash balance was $0 and we have used our Credit Agreement and Note Purchase Agreement for liquidity purposes, with $125,956 remaining for additional borrowings. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We regularly assesses our cash needs and the available sources to fund these needs. We utilize short-term and long-term debt to fund discretionary items, such as capital investments and dividend payments. In addition, we have strong operating results such that financial institutions should provide sufficient credit funding to meet short-term financing requirements, if needed.

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

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on weighted average outstanding variable-rate borrowings at September 30, 2018, a 100 basis point increase over the non-default rates actually in effect at such date would increase our interest expense on an annualized basis by $208. Based on weighted average outstanding fixed-rate borrowings at September 30, 2018, a 100 basis point increase in market rates would result in a decrease in the fair value of our outstanding fixed-rate debt of $1,034, and a 100 basis point decrease in market rates would result in an increase in the fair value of our outstanding fixed-rate debt of $1,103.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the quarter ended September 30, 2018, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.    RISK FACTORS

Risk factors are described in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes thereto during the quarter or year to date ended September 30, 2018.
ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no unregistered sale of equity securities during the quarter ended September 30, 2018.

ISSUER PURCHASES OF EQUITY SECURITIES

	(1) Total Number of Shares (or Units) Purchased		(2) Average Price Paid per Share (or Unit)	(3) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(4) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 through July 31, 2018	—		—	—
August 1, 2018 through August 31, 2018	—		—	—
September 1, 2018 through September 30, 2018	1,821	(a)	$77.84	—	1,409,915
Total	1,821			—

(a)	Vested RSUs awarded under the 2014 Plan purchased to cover employee withholding taxes.

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
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter and year-to-date periods ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2018, and December 31, 2017, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, (v) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (vi) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date:	November 1, 2018	By	/s/ Augustus C. Griffin
Augustus C. Griffin, President and Chief Executive Officer

Date:	November 1, 2018	By	/s/ Thomas K. Pigott
Thomas K. Pigott, Vice President, Finance and Chief Financial Officer