Form 10-K
period 2018-12-31
MGP INGREDIENTS INC
filed 2019-02-27
CIK 835011

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X      No ____

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes   X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One):

[X] Large accelerated filer                                                         [ ] Accelerated filer
[  ]  Non-accelerated filer (Do not check if smaller reporting company   [ ] Smaller Reporting Company
[ ] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ___ No   X_

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as reported by NASDAQ on June 30, 2018, was $1,162,065,937.

The number of shares of the registrant’s common stock, no par value ("Common Stock") outstanding as of February 21, 2019 was 16,957,803.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference:

(1)
Portions of the MGP Ingredients, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2019 are incorporated by reference into Part III of this report to the extent set forth herein.

CONTENTS PAGE

The calculation of the aggregate market value of the Common Stock held by non-affiliates is based on the assumption that affiliates include directors and executive officers. Such assumption does not constitute an admission by the Company or any director or executive officer that any director or executive officer is an affiliate of the Company.

i

PART I

ITEM 1.  BUSINESS

MGP Ingredients, Inc. was incorporated in 2011 in Kansas, continuing a business originally founded by Cloud L. Cray, Sr. in Atchison, Kansas in 1941. As used herein, the term "MGP," "Company," "we," "our," or "us" refers to MGP Ingredients, Inc. and its subsidiaries unless the context indicates otherwise. In this document, for any references to Note 1 through Note 16 refer to the Notes to Consolidated Financial Statements in Item 8.

AVAILABLE INFORMATION

We make available through our website (www.mgpingredients.com) under "For Investors," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, special reports and other information, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission ("SEC").

The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company. The address of the SEC site is http://www.sec.gov.

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

INFORMATION ABOUT SEGMENTS

As of December 31, 2018, we had two reportable segments: distillery products and ingredient solutions.

Distillery Products Segment. We process corn and other grains (including rye, barley, wheat, barley malt, and milo) into food grade alcohol and distillery co-products, such as distillers feed (commonly called dried distillers grain in the industry), fuel grade alcohol, and corn oil. We also provide warehouse services, including barrel put away, barrel storage, and barrel retrieval services. We have certain contracts with customers to supply distilled products (or "distillate"), as well as certain contracts with customers to provide barreling and warehousing services.  Contracts with customers may be monthly, annual, and multi-year with periodic reviews of pricing.  Sales of fuel grade alcohol are made on the spot market.  Since 2015, our distillery products segment includes production and sales of our own branded alcohol products, including sales under the TILL® American Wheat Vodka, George Remus® Straight Bourbon Whiskey, Remus Repeal Reserve® Straight Bourbon Whiskey, Tanner's Creek® Blended Bourbon Whiskey, Rossville Union® Master Crafted Straight Rye Whiskey, and Eight & Sand Blended Bourbon Whiskey brands. During 2018, our five largest distillery products customers, combined, accounted for 22.8 percent of our consolidated net sales.

Food Grade Alcohol - The majority of our distillery capacities are dedicated to the production of high quality, high purity food grade alcohol for beverage and industrial applications.

Food grade alcohol sold for beverage applications, premium beverage alcohol, consists primarily of premium bourbon and rye whiskeys ("brown goods") and GNS, including vodka and gin ("white goods").  Our premium bourbon is created by distilling grains, primarily corn.  Our whiskey is made from fermented grain mash, including rye and corn. Our whiskeys are primarily sold as unaged new distillate, which are then aged by our customers from two to four years and are sold at various proof concentrations. Our GNS is sold in bulk quantities at various proof concentrations. Our gin is created by redistilling GNS together with proprietary formulations of botanicals or botanical oils.

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

Distillers Feed and related Co-Products - The bulk alcohol co-products sales include distillers feed and corn oil. Distillers feed is principally derived from the mash from alcohol processing operations.  The mash is dried and sold primarily to processors of animal feeds as a high protein additive.  In addition, we produce corn oil as a value added co-product through a corn oil extraction process at our Atchison facility.

Warehouse Services - Customers who purchase unaged barreled distillate may, and in most cases do, also enter into separate warehouse service agreements with us for the storage of product for aging that include services for barrel put away, barrel storage, and barrel retrieval.

Ingredient Solutions Segment. Our ingredient solutions segment consists primarily of specialty wheat starches, specialty wheat proteins, commodity wheat starches, and commodity wheat proteins. Contracts with ingredients customers are generally price, volume, and term agreements, which are fixed-term contracts, with very few agreements longer than 12 months in duration.  During 2018, our five largest ingredient solutions customers, combined, accounted for 10.5 percent of our consolidated net sales.

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

We produce clean label ingredients under our Arise® line of wheat protein isolates. Along with Arise® 8000, this series includes Arise® 8100 and Arise® 8200. Each of these ingredients is also Non-GMO ("Non-Genetically Modified Organism") Project Verified. We also offer a Non-GMO Project Verified food ingredients portfolio of TruTex® 751, TruTex® 1501, TruTex® 2240, and TruTex® Redishred 65 textured wheat proteins.

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

COMPETITIVE CONDITION
While we believe that the overall market environment offers considerable growth opportunities for us in 2019 and beyond, the markets in which our products are sold are competitive. Our products compete against similar products of many large and small companies. In our distillery products segment, competition is based primarily on product innovation, product characteristics, functionality, price, service, and quality factors, such as flavor. In our ingredient solutions segment, competition is based primarily on product innovation, product characteristics, price, name, color, flavor, or other properties that affect how the ingredient is being used.

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

RAW MATERIALS, PACKAGING MATERIALS, AND FOOD GRADE ALCOHOL

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

In 2018, we purchased most of our grain requirements from two suppliers, Bunge Milling, Inc. ("Bunge") and Consolidated Grain and Barge Co. ("CGB"). Our current grain supply contracts with Bunge and CGB expire on December 31, 2021 and December 31, 2020, respectively. Through these contracts, we purchase grain for delivery into the future at negotiated prices based on several factors.  We also order wheat flour for delivery into the future at negotiated prices based on several factors.  We provide for our wheat flour requirements through a supply contract with Ardent Mills, which expires August 20, 2023. We typically enter contracts for future delivery only to protect margins on contracted alcohol sales, expected ingredient sales, and general usage.

Our principal packaging material for our distillery products segment is oak barrels. Both new and used barrels are utilized for the aging of premium bourbon and rye whiskeys. We purchase oak barrels from multiple suppliers and some customers supply their own barrels.

We also source food grade alcohol from Pacific Ethanol Central, LLC ("Pacific Ethanol"), formerly Illinois Corn Processing, LLC ("ICP"), which was our 30 percent-owned joint venture until July 3, 2017 when it was divested and sold to Pacific Ethanol (Note 4 and Note 10).

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

EMPLOYEES

As of December 31, 2018, we had a total of 332 employees.  A collective bargaining agreement covering 105 employees at the Atchison facility expires on August 31, 2019.  A collective bargaining agreement covering 64 employees at the Lawrenceburg facility expires on December 31, 2022.  We consider our relations with our personnel generally to be good.

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

On July 3, 2017, we completed the sale of our 30 percent equity ownership interest in ICP to Pacific Ethanol pursuant to an Agreement and Plan of Merger ("Merger Agreement") entered into on June 26, 2017. Illinois Corn Processing Holdings, Inc., an affiliate of SEACOR Holdings, Inc., held the remaining equity in ICP that was also sold pursuant to the Merger Agreement (Note 4).

D.M. Ingredients GmbH ("DMI").  Our joint venture terminated effective June 30, 2015, with a return of investment on December 23, 2016 (Note 4).

EXECUTIVE OFFICERS OF THE REGISTRANT

Our officers as of December 31, 2018 and their ages as of February 27, 2019:

Name	Age	Principal Occupation and Business Experience
Augustus C. Griffin	59
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

Thomas K. Pigott	54
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

Stephen J. Glaser	58
Vice President, Production and Engineering for the Company since October 2015. Corporate Director of Operations for the Company from January 2014 to October 2015. Plant Manager for the Company of the Atchison facility from May 2011 to December 2013.

David E. Dykstra	55	Vice President, Alcohol Sales and Marketing for the Company since 2009.
Michael R. Buttshaw	56	Vice President, Ingredient Sales and Marketing for the Company since December 2014. Vice President of Sales for the ingredient group at Southeastern Mills, Inc. from October 2010 to November 2014.
David E. Rindom	63	Vice President and Chief Administrative Officer for the Company since December 2015. Vice President, Human Resources for the Company from June 2000 to December 2015.
Andrew P. Mansinne	59
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

Our customers store a substantial amount of barreled inventory of aged premium bourbon and rye whiskeys at our Lawrenceburg facility and our nearby warehouses in Williamstown, Kentucky, and Sunman, Indiana. If a catastrophic event were to occur at our Lawrenceburg facility or our warehouses, our customers' business could be adversely affected. The loss of a significant amount of aged inventory through fire, natural disaster, or otherwise could result in a significant reduction in supply of the affected product or products and could result in customer claims against us and a reduction of warehouse services revenue.

We also store a substantial amount of our own inventory of aged premium bourbon and rye whiskeys at our Lawrenceburg facility and our nearby warehouses. If a catastrophic event were to occur at our Lawrenceburg facility or our warehouses, our business, financial condition, or results of operations could be adversely affected. The loss of a significant amount of our aged inventory through fire, natural disaster, or otherwise, could result in a reduction in supply of the affected product or products and could affect our long-term growth.

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

As of December 31, 2018, approximately 169 of our 332 employees were members of a union.  Although our relations with our two unions are stable, there is no assurance that we will not experience work disruptions or stoppages in the future, which could have a material adverse effect on our business, financial condition, or results of operations and could adversely affect our relationships with our customers.

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

Our credit arrangements (Note 5) contain a number of financial and other covenants that include provisions which require us, in certain circumstances, to meet certain financial tests.  These covenants could hinder our ability to operate and could reduce our profitability.  The lender may also terminate or accelerate our obligations under our credit arrangements upon the occurrence of various events in addition to payment defaults and other breaches.  Any acceleration of our debt or termination of our credit arrangements would negatively impact our overall liquidity and might require us to take other actions to preserve any remaining liquidity.  Although we anticipate that we will be able to meet the covenants in our credit arrangements, there can be no assurance that we will do so, as there are a number of external factors that affect our operations over which we have little or no control, that could have a material adverse effect on our business, financial condition, or results of operations.

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

We may also suffer losses if our products or operations cause injury, illness, or death. In addition, we could face claims of false or deceptive advertising or other criticism. A significant product liability or other legal judgment or a related regulatory enforcement action against us, or a significant product recall, may materially and adversely affect our reputation and profitability. Moreover, even if a product liability or other legal or regulatory claim is unsuccessful, has no merit, or is not pursued, the negative publicity surrounding assertions against our products or processes could have a material adverse effect on our business, financial condition, or results of operations.

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

Increased IT security threats and more sophisticated cyber crime pose a potential risk to the security of our IT systems, networks, and services, as well as the confidentiality, availability, and integrity of our data. This could lead to outside parties having access to our privileged data or strategic information, our employees, or our customers.  Any breach of our data security systems or failure of our information systems may have a material adverse impact on our business operations and financial results.  If the IT systems, networks, or service providers we rely upon fail to function properly, or if we suffer a loss or disclosure of business or other sensitive information due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our disaster recovery plans do not effectively address these failures on a timely basis, we may suffer interruptions in our ability to manage operations and reputational, competitive, or business harm, which may have a material adverse effect on our business, financial condition, or results of operations. In addition, such events could result in unauthorized disclosure of material confidential information, and we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us or to our partners, our employees, customers, and suppliers. Although we maintain insurance coverage for various cybersecurity risks, in any of these events, we could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and IT systems.

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

Distillers feed, fuel grade alcohol, and corn oil are the principal co-products of our alcohol production process and can contribute in varying degrees to the profitability of our distillery products segment.  Distillers feed and corn oil are sold for prices which historically have tracked the price of corn, but are also susceptible to other factors. In the case of distillers feed, other factors could include weather, other available feedstock, and global trade relations. In the case of corn oil, other factors could include soy oil and the overall level of ethanol production.  We sell fuel grade alcohol, the prices for which typically, but not always, have tracked price fluctuations in gasoline prices.  As a result, the profitability of these products could be adversely affected, which could be material to our business, financial condition, or results of operations.

Our strategic plan involves significant investment in the aging of barreled distillate. Decisions concerning the quantity of maturing stock of our aged distillate could materially affect our future profitability.

There is an inherent risk in determining the quantity of maturing stock of aged distillate to lay down in a given year for future sales as a result of changes in consumer demand, pricing, new brand launches, changes in product cycles, and other factors. Demand for products could change significantly between the time of production and the date of sale. It may be more difficult to make accurate predictions regarding new products and brands. Inaccurate decisions and/or estimations could lead to an inability to supply future demand or lead to a future surplus of inventory and consequent write-down in the value of maturing stocks of aged distillate.  As a result, our business, financial condition, or results of operations could be materially adversely affected.

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

On October 21, 2015, we announced a major expansion in warehousing capacity. The program includes both the refurbishment of existing warehouse buildings and the construction of new warehouses. The final phases of the program are expected to be completed by the end of calendar year 2020. There is the potential risk of completion delays, including risk of delay associated with required permits and cost overruns, which could have a material adverse effect our business, financial condition, or results of operations.

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

Failure to receive FDA recognition of Fibersym® resistant starch as a dietary fiber for purposes of food labeling laws could lead to a decrease in sales volume or pricing, a decrease in margins and lower profitability.

In connection with new food labeling rules, the FDA has published a list of dietary fibers, and our Fibersym resistant starch has not been included on that list. In November 2016, we announced that we filed a citizen petition with the FDA asking the agency to confirm the status of our patented Fibersym® RW and FiberRite® RW resistant wheat starches as dietary fiber. While our citizen petition is undergoing review, the current status of Fibersym® RW, along with FiberRite® RW, as accepted dietary fiber and a recognized fiber fortifying ingredient remains in place. A delay in confirmation by the FDA of our Fibersym® RW and FiberRite® RW resistant wheat starches as dietary fiber under the new food labeling rules in a timely manner could have a material adverse impact on ingredient solutions segment operating results.

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
ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

MGP has four primary locations, one in Kansas, two in Indiana, and one in Kentucky. Grain processing, distillery, warehousing, research and quality control laboratories, principal executive offices, and a technical innovation center are located in Atchison, Kansas on a 28.5 acre campus. A distillery, warehousing, tank farm, quality control laboratory, and research and development facility are located on a 78 acre campus that spans portions of both Lawrenceburg and Greendale, Indiana. A warehousing facility is located on 33 acres in Williamstown, Kentucky, and a warehousing facility is located on 36.5 acres in Sunman, Indiana that is not yet in service.

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

None (Note 8).
ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Equity compensation plan information is incorporated by reference from Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," of this document, should be considered an integral part of Item 5. Our Common Stock is traded on the NASDAQ Global Select Market under the ticker symbol MGPI.  As of February 21, 2019, there were approximately 394 holders of record of our Common Stock. According to reports received from NASDAQ, the average daily trading volume of our Common Stock (excluding block trades) ranged from 35,400 to 2,603,900 shares during the year ended December 31, 2018.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return of our Common Stock for the five year period ended December 31, 2018, against the cumulative total return of the S&P 500 Stock Index (broad market comparison), Russell 3000 - Beverage and Distillers (line of business comparison), and Russell 2000 - Consumer Staples (line of business comparison). The graph assumes $100 (one hundred dollars) was invested on December 31, 2013, and that all dividends were reinvested.

PURCHASES OF EQUITY SECURITIES BY ISSUER

We did not sell equity securities during the quarter ended December 31, 2018.

Issuer Purchases of Equity Securities

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2018 through October 31, 2018	1,468	(a)	$74.49	—	1,408,969
November 1, 2018 through November 30, 2018	—		—	—	—
December 1, 2018 through December 31, 2018	—		—	—	—
Total	1,468			—

(a)	Vested RSU awards under the 2014 Plan that were purchased to cover employee withholding taxes.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	2018(a)(c)	2017(a)(c)(e)(f)	2016(a)(c)(d)	2015(a)	2014(a)(b)
Consolidated Statements of Income Data:
Net sales	$376,089	$347,448	$318,263	$327,604	$313,403
Income before income taxes	$48,980	$52,758	$44,717	$38,418	$25,940
Net income	$37,284	$41,823	$31,184	$26,191	$23,675

Basic and Diluted Earnings Per Share ("EPS")
Net income	$2.17	$2.44	$1.82	$1.48	$1.32

Dividends and Dividend Equivalents Per Common Share	$0.32	$1.01	$0.12	$0.06	$0.05
Consolidated Balance Sheet Data:
Total assets	$277,892	$240,328	$225,336	$194,310	$160,215
Long-term debt, less current maturities	$31,628	$24,182	$31,642	$30,115	$7,286

(a)
During 2018, we determined that we would not "more likely than not" realize a portion of our deferred tax asset and increased our valuation allowance by $1,304. During 2017, 2016, 2015, and 2014, we determined that we would "more likely than not" realize a portion of our deferred tax asset and reduced our valuation allowance by $578, $718, $2,385, and $7,446, respectively.

(b)	In January 2014 and October 2014, we experienced a fire at one of our facilities. Insurance recoveries totaled $8,290 for 2014.

(c)
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. For 2018, 2017, and 2016, respectively, we received a combined federal and state tax effected excess tax benefit of $1,437, $4,625, and $1,571 from windfalls related to employee share-based compensation recognized as a reduction to income tax expense. Retrospective application to 2015 and 2014 was not required.

(d)	Net income for 2016 included a legal settlement agreement and a gain on sale of long-lived assets of $3,385 before tax.

(e)
On July 3, 2017, we completed the sale of our equity ownership interest in ICP to Pacific Ethanol, consistent with a Merger Agreement entered into on June 26, 2017, and, as a result, recorded a gain on sale of equity method investment of $11,381 before tax, which is included in Net income for 2017 (Note 4).

(f)
On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the "Tax Act"), resulting in significant modifications to existing law. Following the guidance in SEC Staff Accounting Bulletin ("SAB") 118, we recorded a provisional discrete net tax benefit in our Consolidated Statements of Income through net income of $3,343 in 2017. As of December 31, 2018, the accounting for the Tax Act is now complete and the discrete net tax benefit recorded in 2017 is no longer provisional (Note 6).

Selected Financial Information. Selected quarterly financial information (unaudited) is detailed in Note 15.

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

Management’s Discussion and Analysis ("MD&A") of Financial Condition and Results of Operations is designed to provide a reader of MGP’s consolidated financial statements with a narrative from the perspective of management. MGP’s MD&A is presented in seven sections:

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

Our strategic plan seeks to leverage the positive macro trends we see in the industries where we compete while providing better insulation from outside factors, including swings in commodity pricing.  We believe the successful execution of our strategy will continue to deliver strong operating income growth. Specifically, our strategic plan is built on five key growth strategies: Maximize Value, Capture Value Share, Invest for Growth, Operational Excellence, and Build the MGP Brand. Each of these strategies, along with related 2018 accomplishments, are discussed below.

Maximize Value. We focus on maximizing the value of our current production volumes, particularly taking advantage of favorable macro trends in our distillery products segment, such as the growth of the American whiskey category that has continued to expand over the past several years. This includes shifting sales mix to higher margin products, such as premium bourbon and rye whiskeys, as well as extending the product range of our grain neutral spirits, including vodkas and gins. In our ingredient solutions segment, the macro trends include growth in high fiber, high protein, plant-based proteins, and non-GMO ("non-Genetically Modified Organism") products.

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

Accomplishments

•
In our distillery products segment, our focus on attracting and developing customers for our premium beverage alcohol continued in 2018. Some efforts included increases in sales force and providing more tailored product offerings to our craft customers. As a result, we were able to add new customers throughout the year. Our partnerships with both new and existing customers helped to drive double-digit sales growth for our premium bourbon and rye whiskeys in 2018.

•
In our ingredient solutions segment, we continue to provide outstanding customer solutions, taking advantage of our positioning in the growing plant-based proteins category. We further developed our pipeline of wheat-based protein products to support strong customer growth. Our net sales of specialty wheat proteins grew 8.4 percent in 2018, and we continued to grow our specialty wheat starch net sales in 2018, despite the 2017 expiration of our Fibersym patent.

•	Our shift in sales mix to higher margin products has contributed to a 7.4 percent increase in gross profit within the distillery products segment in 2018 over the prior year.

•	Our shift in sales mix to higher margin products has contributed to a 28.3 percent increase in gross profit within the ingredient solutions segment in 2018 over the prior year.
See the "Distillery Products Segment" and "Ingredient Solutions Segment" discussions.

Capture Value Share. We work to develop partnerships to support brand creation, long-term growth, and to combine our innovation capabilities and industry expertise to provide unique solutions and offerings to the marketplace. In that way, we believe we are able to realize full value for our operational capacity, quality, and commitment.

Accomplishments

•
In January through April 2018, we announced partnerships with distributors in Minnesota, Arizona, Illinois, and Colorado for the introduction of TILL American Wheat Vodka® and George Remus® Straight Bourbon Whiskey, as we continue to expand into new markets.

•
In May 2018, we announced the launch of Rossville Union®, our first proprietary Rye Whiskey label. Named after the founding distillery in Lawrenceburg, Rossville Union® represents a historic return to the home of crafted rye whiskey and honors a spirited tradition that dates back more than 170 years in America’s original “Whiskey City.” Rossville Union® is available in two expressions: Rossville Union® Master Crafted Straight Rye Whiskey and Rossville Union® Master Crafted Barrel Proof Straight Rye Whiskey.

•
In September 2018, we announced the November release of Series II of our annual Remus Repeal Reserve®. Produced to commemorate Prohibition Repeal Day, Series II is a highly limited bottling that was available as of the birthdate of brand namesake, George Remus®. This year’s medley is the first to utilize aged bourbons from 2007 and 2008, showcasing more than 10 years of aging.

•
In October 2018, we announced our latest product release: Eight & Sand Blended Bourbon Whiskey. Phasing into distribution in 2019, Eight & Sand Blended Bourbon Whiskey celebrates the timeless journey of the American railway-with a classic tribute whiskey crafted by our team in Lawrenceburg.

Invest for Growth. We are committed to investing to support our growth. Components of this growth strategy include:

•
Capital Expenditures: Capital expenditures focus largely on supporting innovation and product development, improving operational reliability, and strengthening our ability to support all aspects of growth in the American whiskey category.

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
In 2018, we continued our warehouse expansion program as part of the implementation of our strategic plan to support the growth of the American whiskey category. The program includes both the refurbishment of existing warehouse buildings and the construction of new warehouses. We invested over $18,000 in this program in capital expenditures during 2018 and approximately $44,000 since the program's inception.

•	Regarding our Select Inventories growth strategy:
Given the available and anticipated barrel inventory capacity of our warehouses, we produce, and will continue to produce, certain volumes of premium bourbon and rye whiskeys that are in addition to current customer demand.  Product is barreled and included in our inventory.  Our goal is to maintain inventory levels of premium bourbon and rye whiskeys sufficient to support our own brands, engage in partnerships, and support industry growth. We increased our premium bourbon and rye whiskey inventory by $10,648, at cost, during 2018.

•	Regarding our SG&A growth strategy:
We continued to invest in people and programs to support the development of our MGP brands platform and our long-term growth objectives.

Operational Excellence. We continue a solid commitment to operational excellence across the Company by strengthening our emphasis on excellence in all stages of operations, from sourcing through processing and, ultimately, delivering the finest quality products. This also means striving to de-risk all aspects of our business.

Accomplishments

•
In February 2018, a new employee-centric initiative designed to raise Company safety practices to a world-class level was announced. Called Safety Up, and supported by the motto It starts with us, the program focuses on employee engagement, awareness, and standardization to consistently keep on-the-job safety top of mind across all areas of the Company. It is intended to move safety assurance into deeper and broader dimensions, giving each employee and teams of employees greater ability to act more swiftly on safety-related matters.

•
In 2018, we completed a British Retail Consortium ("BRC") audit with outstanding results, achieving a Grade AA rating for both our Atchison and Lawrenceburg facilities. Per the BRC standard, a Grade AA is awarded if five or fewer non-conformances are cited out of 256 total audit items, and our Atchison facility received zero non-conformances. Each year since undergoing its initial BRC audit in 2013, the Atchison facility's distillery has achieved BRC’s highest grade. The same is true with results of annual BRC audits that have been conducted at our Lawrenceburg facility since 2014. For the Atchison facility's protein and starch plant, 2018 marked the eighth time in as many years that it had scored the BRC’s highest rating.

Build the MGP Brand. We continue to build our brand across all stakeholders, including shareholders, employees, partners, consumers, and communities. We are achieving this by producing consistent growth through an understandable business model, proactively engaging with the investment community, creating a desirable organization for our employees, strengthening our relationship with our customers and vendors, increasing awareness and understanding of MGP with consumers, and supporting the communities in which we operate.

Accomplishments

•
In June 2018, Augustus Griffin (President and Chief Executive Officer), Karen Seaberg (Chairman of the Board), and Cloud L. Cray, Jr. (Chairman Emeritus) were winners in the Ernst & Young, LLP Entrepreneur of the Year 2018 Heartland Awards in Minneapolis, Minnesota. The award recognizes leaders of successful, growing and dynamic businesses who break the mold to create new solutions, innovations and possibilities.

•
In November 2018, MGP Board of Directors member, Jeannine Strandjord, was named a Director of the Year by the National Association of Corporate Directors, an organization representing 19,000 corporate board members. The honor, given to only two corporate directors, honored Strandjord for her integrity, mature confidence and high ethical standards, among other attributes.

•	In 2018, we continued our unbroken commitment to support our communities by providing strong financial support and donating time and leadership talent.

◦
Through a three-year agreement that took effect April 1, we made a commitment to renewable energy through Westar Wind, a Green e-certified program offered by Westar Energy. As a result, total electric usage at our facilities in Atchison and Lawrenceburg will be offset by green energy provided by Westar’s wind resources in Kansas.

◦
In April, we eliminated the use of all styrofoam and single use plastics, such as cups, plates, utensils, straws and stirrers, at our facilities, replacing those items with compostable and biodegradable alternatives. Timed in alignment with the international observance of Earth Day, this move represents another step in our overall sustainability initiative.

RESULTS OF OPERATIONS

Consolidated results

The table below details the consolidated results for 2018 and 2017 and 2016:

	December 31,			% Increase (Decrease)
	2018	2017	2016	2018 v. 2017		2017 v. 2016
Net sales	$376,089	$347,448	$318,263	8.2%		9.2%
Cost of sales	292,490	271,432	252,980	7.8		7.3
Gross profit	83,599	76,016	65,283	10.0		16.4
Gross margin %	22.2%	21.9%	20.5%	0.3	pp(a)	1.4	pp(a)
SG&A expenses	33,451	33,107	26,693	1.0		24.0
Other operating income, net	—	—	(3,385)	N/A		N/A
Operating income	50,148	42,909	41,975	16.9		2.2
Operating margin %	13.3%	12.3%	13.2%	1.0	pp	(0.9)	pp
Gain on sale of equity method investment	—	11,381	—	(100.0)		N/A
Equity method investment earnings (loss)	—	(348)	4,036	100.0		(108.6)
Interest expense, net	(1,168)	(1,184)	(1,294)	(1.4)		(8.5)
Income before income taxes	48,980	52,758	44,717	(7.2)		18.0
Income tax expense	11,696	10,935	13,533	7.0		(19.2)
Effective tax expense rate %	23.9%	20.7%	30.3%	3.2	pp	(9.6)	pp
Net income	$37,284	$41,823	$31,184	(10.9)%		34.1%
Net income margin %	9.9%	12.0%	9.8%	(2.1)	pp	2.2	pp

Basic and diluted EPS	$2.17	$2.44	$1.82	(11.1)%		34.1%

(a) Percentage points ("pp").

Net sales

2018 to 2017 - Net sales for 2018 were $376,089, an increase of 8.2 percent compared to 2017, which was the result of increased net sales in both segments. Within the distillery segment, net sales were up 7.9 percent. Driven by continued strong demand, net sales of premium beverage alcohol products within food grade alcohol increased 5.9 percent. Industrial alcohol product net sales increased 5.2 percent, contributing to an overall food grade alcohol net sales increase of 5.7 percent. Net sales of distillers feed and related co-products and warehouse services revenue both increased and the gains were partially offset by a small decline in the net sales of fuel grade alcohol products. Total ingredient solutions net sales increased 9.9 percent. This increase was driven by higher net sales across all ingredient solutions product categories, with the largest increases in commodity wheat proteins and specialty wheat proteins.

2017 to 2016 - Net sales for 2017 were $347,448, an increase of 9.2 percent compared to 2016, which was the result of increased net sales in both segments. Within the distillery segment, net sales were up 9.7 percent. Driven by strong demand, net sales of higher margin premium beverage alcohol products increased 18.4 percent, partially offset by a decline in industrial alcohol net sales, which resulted in a net increase in total food grade alcohol net sales of 11.9 percent. Warehouse services revenue related to the storage of barreled whiskey also increased, while lower margin distillers feed and related co-products net sales declined. Within the ingredient solutions segment, net sales were up 6.5 percent. Specialty wheat starches, commodity wheat starches, and specialty wheat proteins increased, while net sales of commodity wheat proteins declined.

Gross profit

2018 to 2017 - Gross profit for 2018 was $83,599, an increase of 10.0 percent compared to 2017. The increase was driven by an increase in gross profit in both segments. In the distillery products segment, gross profit grew by $4,976, or 7.4 percent. In the ingredient solutions segment, gross profit grew by $2,607, or 28.3 percent.

2017 to 2016 - Gross profit for 2017 was $76,016, an increase of 16.4 percent compared to 2016. The increase was driven by an increase in gross profit in both segments. In the distillery products segment, gross profit grew by $9,981, or 17.6 percent. In the ingredient solutions segment, gross profit grew by $752, or 8.9 percent.

SG&A expenses

2018 to 2017 - SG&A expenses for 2018 were $33,451, an increase of 1.0 percent compared to 2017. The increase in SG&A was primarily due to investments in the MGP brands platform (personnel costs and advertising and promotion).

2017 to 2016 - SG&A expenses for 2017 were $33,107, an increase of 24.0 percent compared to 2016. The increase in SG&A was primarily due to investments in the MGP brands platform (personnel costs and advertising and promotion) and an increase in incentive compensation.

Operating income

Operating income, year versus year	Operating income	% Increase (Decrease)		Operating income	% Increase (Decrease)

Operating income for 2017 and 2016	$42,909			$41,975
Increase in gross profit - distillery products segment(a)	4,976	11.6	pp(b)	9,981	23.8	pp(b)
Increase in gross profit - ingredient solutions segment(a)	2,607	6.1	pp	752	1.8	pp
Change in SG&A expenses	(344)	(0.8)	pp	(6,414)	(15.3)	pp
Change in other operating income, net	—	—		(3,385)	(8.1)	pp
Operating income for 2018 and 2017	$50,148	16.9%		$42,909	2.2%

(a) See segment discussion.
(b) Percentage points ("pp").

2018 to 2017 - Operating income for 2018 increased to $50,148 from $42,909 for 2017, due to gross profit growth in both our distillery products and ingredient solutions segments, partially offset by an increase in SG&A expenses.

2017 to 2016 - Operating income for 2017 increased to $42,909 from $41,975 for 2016, due to gross profit growth in both our distillery products and ingredient solutions segments, partially offset by an increase in SG&A expenses and a decrease in other operating income, net (primarily income recorded related to a legal settlement agreement and a gain on sale of long-lived assets recorded in 2016).

Gain on sale of equity method investment

2018 to 2017 - There was no Gain on sale of equity method investment for 2018 compared to $11,381 in 2017, due to the sale of our equity ownership interest in ICP to Pacific Ethanol in that year. As of December 31, 2018, the Company's equity method investments were zero (Note 4).

2017 to 2016 - On July 3, 2017, we completed the sale of our 30 percent equity ownership interest in ICP to Pacific Ethanol, consistent with a Merger Agreement entered into on June 26, 2017. Our total transaction proceeds from the ICP sale transaction represented a return of our investment in ICP of $22,832 (net of fees and including additional dividends), which included a gain on sale of equity method investment of $11,381 (before tax) (Note 4).

Equity method investment earnings (loss)

2018 to 2017 - Our equity method investment earnings were $0 for 2018, and a loss of $348 for 2017. The improvement was due to the sale of our equity ownership interest in ICP (Note 4).

2017 to 2016 - Our equity method investment earnings decreased to a loss of $348 for 2017, from earnings of $4,036 for 2016. The decrease was due to the sale of our 30 percent equity ownership interest in ICP on July 3, 2017, resulting in the gain on sale of equity method investment described above, as well as lower operating results (Note 4).

Income tax expense

2018 to 2017 - Income tax expense for 2018 was $11,696, for an effective tax rate for the year of 23.9 percent. Income tax expense for 2017 was $10,935, for an effective tax rate for the year of 20.7 percent. The principal reasons for the 3.2 percentage point increase in the effective tax rate, year versus year, are the tax impact caused by the re-measurement of our deferred tax assets and liabilities directly into income tax expense from continuing operations at December 31, 2017, the reduction in the tax impact of vested share-based awards, the loss of the Domestic Production Activities Deduction as required by the Tax Cuts and Jobs Act (the "Tax Act"), a change in estimate related to the sale of the Company’s equity ownership interest in ICP during 2017, an increase in the Company’s valuation allowance, and lower state income tax credits. These effects were partially offset by the 14 percent rate reduction enacted by the Tax Act, and by the Company not being subject to certain compensation deduction limits as updated by the Tax Act and subsequent guidance issued by the Internal Revenue Service in 2018 (Note 6).

In December 2017, the United States enacted tax reform legislation, the Tax Act, that resulted in significant modifications to existing law. The Tax Act established new tax laws or modified existing tax laws starting in 2018, including, but not limited to, (1) reducing the federal corporate income tax rate to a flat 21 percent rate, (2) eliminating the corporate alternative minimum tax, (3) repealing the domestic production activity deduction, (4) adding a new limitation on deductible interest, (5) changing the limitations on the deductibility of certain executive compensation, and (6) starting in the quarter ended September 30, 2017, changing the bonus depreciation rules to allow full expensing of qualified property. The Securities and Exchange Commission ("SEC") issued guidance, Staff Accounting Bulletin ("SAB") 118, on the financial accounting impact of the Tax Act. Following SAB 118, the Company recorded a provisional discrete net tax benefit in its Consolidated Statements of Income through net income of $3,343 in 2017. As of December 31, 2018, the accounting for the Tax Act is complete, the Company has not recorded a measurement period adjustment, and the discrete net benefit recorded in 2017 is final. All carrying values for deferred tax assets, liabilities, and corresponding valuation allowances for 2017 and 2018 reflected in the Consolidated Balance Sheets reflect the Tax Act based on the accounting being complete, with no measurement period adjustment required.

2017 to 2016 - Income tax expense for 2017 was $10,935, for an effective tax rate for the year of 20.7 percent. Income tax expense for 2016 was $13,533, for an effective tax rate for the year of 30.3 percent. The principal reasons for the 9.6 percentage point reduction in the effective tax rate, year versus year, are a provisional re-measurement of our deferred tax assets and liabilities directly into income tax expense based on the Tax Act, the impact of our adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, and state tax planning (Note 6).

Basic and diluted EPS

Change in basic and diluted EPS, year versus year	Basic and Diluted EPS	% Increase (Decrease)		Basic and Diluted EPS	% Increase (Decrease)
Basic and diluted EPS for 2017 and 2016	$2.44			$1.82
Change in operating income:
Operations(a)	0.27	11.1	pp(b)	0.17	9.3	pp(b)
Other operating income, net(a)	—	—	pp	(0.13)	(7.1)	pp
Gain on sale of equity method investment (Note 4)(c)	(0.44)	(18.0)	pp	0.44	24.2	pp
Change in equity method investment earnings (loss)(a)	0.01	0.4	pp	(0.17)	(9.3)	pp
Change in income attributable to participating securities(d)	0.02	0.8	pp	—	—	pp
Change in weighted average shares outstanding(d)	(0.01)	(0.4)	pp	(0.02)	(1.1)	pp
Tax: Effect of Tax Act on deferred tax attributes(e)	(0.19)	(7.8)	pp	0.19	10.4	pp
Tax: Change in discrete items (excluding effect of Tax Act)	(0.30)	(12.3)	pp	0.11	6.0	pp
Tax: Change in effective tax rate (excluding tax items above)	0.37	15.1	pp	0.03	1.7	pp
Basic and diluted EPS for 2018 and 2017	$2.17	(11.1)%		$2.44	34.1%

(a)
Items are net of tax based on the effective tax rate for each base year, excluding the effect of the Tax Act and other discrete tax items on the 2017 rate and the adoption of ASU 2016-09 on the 2016 rate.

(b)	Percentage points ("pp").

(c)	Item is net of tax based on the effective tax rate for the transaction.
(d) Income attributable to participating securities changes primarily due to the awarding and vesting of the employee RSUs that receive dividend equivalent payments. Weighted average shares outstanding change primarily due to the vesting of employee RSUs, the granting of Common Stock to directors, our purchase of vested RSUs from employees to pay withholding taxes, and our repurchases of Common Stock.

(e)
On December 22, 2017, the United States enacted tax reform legislation, the Tax Act, that resulted in significant modifications to existing law. Following guidance in SAB 118, we recorded a provisional discrete net tax benefit resulting from the revaluation of our deferred income taxes in 2017 (Note 6). The accounting for the Tax Act was completed in 2018 and the discrete net benefit recorded in 2017 is no longer provisional.

2018 to 2017 - EPS decreased to $2.17 in 2018 from $2.44 in 2017, primarily due to the gain on sale of equity method investment in 2017 (Note 4), partially offset by improved performance from operations.

2017 to 2016 - EPS increased to $2.44 in 2017 from $1.82 in 2016, primarily due to the gain on sale of equity method investment (Note 4), the effect on tax expense of the new Tax Act legislation (Note 6), improved performance from operations, and the change in the tax effect of the implementation of ASU No. 2016-09, Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, partially offset by a decrease in equity method investment earnings (Note 4), a decline in other operating income, net (the 2016 favorable legal settlement agreement and gain on sale of long-lived assets), and an increase in weighted average shares outstanding.

DISTILLERY PRODUCTS SEGMENT

	DISTILLERY PRODUCTS NET SALES
	Year Ended December 31,		Year-versus-Year Net Sales Change Increase/ (Decrease)
	2018	2017	$ Change		% Change
	Amount	Amount
Brown Goods	$125,857	$113,413	$12,444		11.0%
White Goods	62,574	64,585	(2,011)		(3.1)
Premium beverage alcohol	188,431	177,998	10,433		5.9
Industrial alcohol	80,650	76,636	4,014		5.2
Food grade alcohol	269,081	254,634	14,447		5.7
Fuel grade alcohol	6,347	6,368	(21)		(0.3)
Distillers feed and related co-products	25,698	19,332	6,366		32.9
Warehouse services	12,929	10,674	2,255		21.1
Total distillery products	$314,055	$291,008	$23,047		7.9%

	Change in Year-versus-Year Net Sales Attributed to:
	Total	Volume	Net Price/Mix
Premium beverage alcohol	5.9%	(0.9)%	6.8%

	Other Financial Information
	Year Ended December 31,		Year-versus-Year Increase/(Decrease)
	2018	2017	Change		% Change
Gross profit	$71,793	$66,817	$4,976		7.4%
Gross margin %	22.9%	23.0%	(0.1)	pp(a)
(a) Percentage points ("pp")

2018 compared to 2017
Total net sales of distillery products increased year versus year by $23,047, or 7.9 percent. Driven by continued strong demand, net sales of premium beverage alcohol products within food grade alcohol increased 5.9 percent over 2017, primarily due to an 11.0 percent increase in brown goods net sales. Industrial alcohol product net sales increased 5.2 percent, contributing to an overall food grade alcohol net sales increase of 5.7 percent. Industrial alcohol net sales growth was driven by volume as the average selling price was down due to more difficult market conditions. Net sales of distillers feed and related co-products increased due to a higher average selling price reflecting improved market conditions during the year. An increase in warehouse services revenue was partially offset by a small decline in the net sales of fuel grade alcohol products.

Gross profit increased year versus year by $4,976, or 7.4 percent. Gross margin for 2018 remained consistent at 22.9 percent compared to 23.0 percent for 2017. The improvement in gross profit was primarily due to increased net sales of brown goods products, higher gross profit on net sales of distillers feed and related co-products, and an increase in warehouse services revenue. These gains were partially offset primarily by increased input costs and lower gross profit on net sales of white goods, industrial, and fuel grade alcohol products.

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
Gross profit increased year versus year by $9,981, or 17.6 percent. Gross margin for 2017 increased to 23.0 percent from 21.4 percent for 2016. The improvement in gross profit was primarily due to increased sales of higher margin premium beverage alcohol products, a net decline in input costs, and an increase in warehouse services revenue. These gains were partially offset primarily by lower gross profit on distillers feed and related co-products and industrial alcohol.

INGREDIENT SOLUTIONS SEGMENT

	INGREDIENT SOLUTIONS NET SALES
	Year Ended December 31,		Year-versus-Year Net Sales Change Increase/ (Decrease)
	2018	2017	$ Change		% Change
	Amount	Amount
Specialty wheat starches	$28,594	$28,092	$502		1.8%
Specialty wheat proteins	21,098	19,458	1,640		8.4
Commodity wheat starches	9,223	8,288	935		11.3
Commodity wheat proteins	3,119	602	2,517		418.1
Total ingredient solutions	$62,034	$56,440	$5,594		9.9%

	Change in Year-versus-Year Net Sales Attributed to:
	Total	Volume	Net Price/Mix
Total ingredient solutions	9.9%	1.7%	8.2%

	Other Financial Information
	Year Ended December 31,		Year-versus-year Increase/Decrease
	2018	2017	Change		% Change
Gross profit	$11,806	$9,199	$2,607		28.3%
Gross margin %	19.0%	16.3%	2.7	pp(a)

(a) Percentage points ("pp")

2018 compared to 2017
Total ingredient solutions net sales for 2018 increased by $5,594, or 9.9 percent, compared to 2017. This increase was driven by higher net sales across all product categories, with the largest increases in commodity wheat proteins and specialty wheat proteins, year versus year. The increase in net sales of wheat proteins was driven by strong demand for the Company's plant-based protein products.
Gross profit increased year versus year by $2,607, or 28.3 percent. Gross margin for 2018 increased to 19.0 percent from 16.3 percent for 2017. The increase in gross profit was primarily due to higher gross profits on specialty wheat proteins and starches and commodity wheat proteins, partially offset by lower gross profits on commodity wheat starches. Overall gross profit growth was aided by improved plant efficiencies relative to the prior year.

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

(a) Percentage points ("pp")

2017 compared to 2016
Total ingredient solutions net sales for 2017 increased by $3,420, or 6.5 percent, compared to 2016. This increase was primarily driven by increased net sales of specialty wheat starches, commodity wheat starches, and specialty wheat proteins, partially offset by decreased net sales of commodity wheat proteins, year versus year.
Gross profit increased year versus year by $752, or 8.9 percent. Gross margin for 2017 increased to 16.3 percent from 15.9 percent for 2016. The improvement in gross profit was primarily due to a net decline in input costs, partially offset by a lower average selling price.

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

Cash Flow Summary	Year Ended December 31,			Changes, Year versus Year-Increase / (Decrease)
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Cash provided by operating activities:
Net income, after giving effect to adjustments to reconcile net income to net cash provided by operating activities	$53,410	$48,444	$43,682	$4,966	$4,762
Receivables, net	(4,450)	(8,262)	4,585	3,812	(12,847)
Inventory	(15,620)	(14,291)	(20,106)	(1,329)	5,815
Prepaid expenses	862	(498)	(622)	1,360	124
Accrued expenses	551	2,278	(1,407)	(1,727)	3,685
Income taxes payable/refundable	1,268	725	(3,390)	543	4,115
Accounts payable and accounts payable to affiliate, net	(2,542)	6,191	(2,120)	(8,733)	8,311
Other, net	2	(1,116)	(901)	1,118	(215)
Total	$33,481	$33,471	$19,721	$10	$13,750
Cash provided by (used in) investing activities:
Additions to property, plant, and equipment	(31,046)	(21,055)	(17,922)	(9,991)	(3,133)
Divestiture of equity method investment, net	—	22,832	351	(22,832)	22,481
Proceeds from sale of property and other	—	—	1,209	—	(1,209)
Acquisition of George Remus®	—	—	(1,551)	—	1,551
Other	—	—	230	—	(230)
Total	$(31,046)	$1,777	$(17,683)	$(32,823)	$19,460
Cash used in financing activities:
Payment of dividends and dividend equivalents	(5,500)	(17,380)	(2,066)	11,880	(15,314)
Purchase of treasury stock for tax withholding on share-based compensation	(2,324)	(4,663)	(1,518)	2,339	(3,145)
Proceeds (payments) on debt:
Principal payments on long-term debt	(372)	(358)	(2,346)	(14)	1,988
Proceeds on long-term debt	—	20,000	—	(20,000)	20,000
Proceeds from credit agreement - revolver	28,966	25,930	27,184	3,036	(1,254)
Payments on credit agreement - revolver	(21,264)	(56,885)	(22,356)	35,621	(34,529)
Proceeds (payments) on debt, net	7,330	(11,313)	2,482	18,643	(13,795)
Other	—	(377)	(114)	377	(263)
Total	$(494)	$(33,733)	$(1,216)	$33,239	$(32,517)
Increase in cash and cash equivalents	$1,941	$1,515	$822	$426	$693

Changes, 2018 versus 2017. Cash increased $1,941 in 2018 compared to an increase of $1,515 in 2017, for a net increase in cash of $426, year versus year.

Cash provided by operating activities for year ended December 31, 2018 was $33,481, which was consistent with cash provided by operating activities of $33,471 for year ended December 31, 2017. Increases in cash flows, year versus year, were mainly due to the change in net income, after giving effect to adjustments to reconcile net income to net cash provided by operating activities of $4,966; the change in receivables, net, of $3,812, primarily due to the relative timing of net sales in the comparative periods; and the change in prepaid expenses of $1,360, primarily due to the timing of payments related to future services. Increases in cash flows were offset by cash flow decreases, year versus year, mainly due to the change in accounts payable and accounts payable to affiliate, net, of $8,733, related to the timing of operating expense cash disbursements, as well as the normalization of the timing of cash disbursements that were related to operating expenses associated with the relative timing of net sales in the comparative periods; the change in accrued expenses of $1,727, reflecting payment of incentive compensation; and the change in inventory of $1,329, primarily due to the change in inventory categories including finished goods, and raw materials.

Cash used in investing activities for year ended December 31, 2018 was $31,046, compared to cash provided by investing activities of $1,777 for year ended December 31, 2017, resulting in decreased cash flows, year versus year, of $32,823. Cash flow decreases were mainly due to the proceeds from divestiture of equity method investment for year ended December 31, 2017 of $22,832, as well as an increase in additions to property, plant, and equipment in 2018 of $9,991 (see Capital Spending).

Cash used in financing activities for year ended December 31, 2018 was $494, compared to cash used in financing activities of $33,733 for year ended December 31, 2017, reflecting increased cash flows, year versus year, of $33,239. Increases in cash flows were mainly due to higher proceeds from debt of $18,643 (see Long-Term and Short-Term Debt), a decrease in dividends and dividend equivalents of $11,880 (see Dividends and Dividend Equivalents), and decreased purchases of treasury stock for tax withholding on share-based compensation of $2,339 (see Treasury Purchases).

Changes, 2017 versus 2016. Cash increased $1,515 in 2017 compared to an increase of $822 in 2016, for a net increase in cash of $693, year versus year.

Cash provided by operating activities for year ended December 31, 2017 was $33,471, compared to cash provided by operating activities of $19,721 for year ended December 31, 2016, resulting in increased cash flows, year versus year, of $13,750. Increases in cash flows were mainly from the change in accounts payable and accounts payable to affiliate, net, of $8,311, primarily due to the timing of cash disbursements related to operating expenses associated with increased net sales in December 2017 compared to December 2016 (the accounts payable to affiliate, net, decreased to zero when we sold our equity ownership interest in ICP on July 3, 2017 as detailed in Note 4); the change in inventory of $5,815, primarily due to inventory categories remaining flat or decreasing in 2017, except barreled distillate inventory for aging, which increased $14,785; the change in net income, after giving effect to adjustments to reconcile net income to net cash provided by operating activities of $4,762; the change in refundable income taxes of $4,115, primarily due to the use of certain tax attributes, including net operating losses and the timing of estimated tax payments; and the change in accrued expenses of $3,685, primarily due to increases in incentive compensation and personnel costs. Increases in cash flows were partially offset by cash flow decreases, mainly related to the change in receivables, net, of $12,847, primarily due to higher net sales in December 2017 compared to December 2016.

Cash provided by investing activities for year ended December 31, 2017 was $1,777, compared to cash used in investing activities of $17,683 for year ended December 31, 2016, resulting in increased cash flows, year versus year, of $19,460. Increases in cash flows were mainly from the sale of our equity ownership interest in ICP during 2017, which resulted in a return of equity method investment of $22,832 (Note 4), as well as the absence of cash used for the acquisition of George Remus®, year versus year, of $1,551. Increases in cash flows were partially offset by cash flow decreases, mainly related to an increase in additions to property, plant, and equipment of $3,133, as well as the absence of proceeds from the sale of property and other and the return of our DMI joint venture investment, year versus year, of $1,560 (Note 4). The increase in additions to property, plant, and equipment was primarily due to capital expenditures related to the warehouse expansion program (see Capital Spending).

Cash used in financing activities for year ended December 31, 2017 was $33,733, compared to cash used in financing activities of $1,216 for year ended December 31, 2016, resulting in decreased cash flows, year versus year, of $32,517. Decreases in cash flows were mainly from an increase in payments on our credit agreement - revolver of $34,529 (see Long-Term and Short-Term Debt), an increase in payment of dividends and dividend equivalents of $15,314 (see Dividends and Dividend Equivalents), an increase in purchase of treasury stock of $3,145 (see Treasury Purchases), and a decrease in proceeds from the credit agreement - revolver of $1,254. Decreases in cash flows were partially offset by cash flow increases from proceeds on long-term debt of $20,000 and the change in principal payments on long-term debt of $1,988 (see Long-Term and Short-Term Debt).

Capital Spending. We manage capital spending to support our business growth plans. Investments in plant, property and equipment were $31,046, $21,055, and $17,922, respectively, for years ended December 31, 2018, 2017, and 2016. Adjusted for the change in capital expenditures in accounts payable for years ended December 31, 2018, 2017, and 2016 of ($2,133), $158, and $2,580, respectively, total capital expenditures were $28,913, $21,213, and $20,502, respectively. We expect approximately $23,000 in capital expenditures in 2019 for facility improvement and expansion (including warehouse expansion), facility sustenance projects, and environmental health and safety projects.

As part of our strategic plan to support the growth of the American Whiskey category, we previously announced a $33,800 warehouse expansion project.  Based on the continued strong growth in the American Whiskey category and demand for our products, and as announced in 2018, we expanded the scope of the project and added an incremental investment of approximately $18,000, bringing our total warehouse expansion project investment to approximately $51,800. As of December 31, 2018, we had incurred approximately $44,000 of the total investment. The estimated project completion date is by the end of calendar year 2020.

Treasury Purchases. 80,343 RSUs vested and converted to common shares during year ended December 31, 2018, of which we withheld and purchased for treasury 27,214 shares valued at $2,324 to cover payment of associated withholding taxes.

203,000 RSUs vested and converted to common shares during year ended December 31, 2017, of which we withheld and purchased for treasury 74,132 shares valued at $4,663 to cover payment of associated withholding taxes.

We purchased restricted stock during 2016 from employees to cover associated withholding taxes on vestings of share-based awards. Total purchases added 40,870 shares valued at $1,518 to treasury.

Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including brand development, share repurchases, and Board-approved dividends) and the overall cost of capital. Total debt was $32,014 (net of unamortized loan fees of $580) at December 31, 2018 and $24,554 (net of unamortized loan fees of $710) at December 31, 2017. During 2018, 2017, and 2016, we had net borrowings / (payments) on our Credit Agreement of $7,702, $(30,955), and $4,828, and net borrowings / (payments) on our long-term debt of $(372), $19,642, and $(2,346), respectively. Net borrowings / (payments) on all debt for 2018, 2017, and 2016 were $7,330, $(11,313), and $2,482, respectively (Note 5).

Dividends and Dividend Equivalents

Dividend and Dividend Equivalent Information (per Share and Unit)
Declaration date	Record date	Payment date	Declared	Paid	Dividend payment	Dividend equivalent payment(a)(b)	Total payment(b)
2018
February 21	March 9	March 23	$0.08	$0.08	$1,348	$27	$1,375
April 30	May 16	June 1	0.08	0.08	1,348	27	1,375
July 31	August 16	August 31	0.08	0.08	1,348	27	1,375
October 30	November 15	November 30	0.08	0.08	1,349	26	1,375
			$0.32	$0.32	$5,393	$107	$5,500
2017
February 15	March 1	March 24	$0.04	$0.04	$668	$20	$688
May 2	May 15	June 9	0.04	0.04	668	20	688
August 1	August 18	September 8	0.85	0.85	14,215	413	14,628
August 1	August 18	September 11	0.04	0.04	669	19	688
October 31	November 14	December 8	0.04	0.04	669	19	688
			$1.01	$1.01	$16,889	$491	$17,380
2016
March 7	March 21	April 14	$0.08	$0.08	$1,335	$43	$1,378
August 1	August 15	September 8	0.02	0.02	334	10	344
October 31	November 14	December 8	0.02	0.02	333	11	344
			$0.12	$0.12	$2,002	$64	$2,066

(a) Dividend equivalent payments on unvested participating securities (see Note 9).
(b) Includes estimated forfeitures.

On February 25, 2019, the Board of Directors declared a quarterly dividend payable to stockholders of record as of March 13, 2019, of our Common Stock and a dividend equivalent payable to holders of certain RSUs as of March 13, 2019, of $0.10 per share and per unit.  The dividend payment and dividend equivalent payment will occur on March 29, 2019.

Financial Condition and Liquidity

Our principal uses of cash in the ordinary course of business are for input costs used in our production processes, salaries, capital expenditures, and investments supporting our strategic plan, such as the aging of barreled distillate. As part of our strategy, as demand grows for American whiskeys, in both the United States and global markets, we are building our inventories of aged premium whiskeys to fully participate in this growth (see "Barreled distillate (bourbon and whiskey)" in Note 2).  Generally, during periods when commodities prices are rising, our operations require increased use of cash to support inventory levels.

Our principal sources of cash are product sales and borrowing on our Credit Agreement and Note Purchase Agreement.  Under our Credit Agreement and Note Purchase Agreement, we must meet certain financial covenants and restrictions, and at December 31, 2018, we met those covenants and restrictions.

At December 31, 2018, our current assets exceeded our current liabilities by $117,160, largely due to our inventories, at cost, of $108,769. At December 31, 2018 our cash balance was $5,025 and we have used our Credit Agreement and Note Purchase Agreement for liquidity purposes, with $139,000 remaining for additional borrowings. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We regularly assesses our cash needs and the available sources to fund these needs. We utilize short-term and long-term debt to fund discretionary items, such as capital investments and dividend payments. In addition, we have strong operating results such that financial institutions should provide sufficient credit funding to meet short-term financing requirements, if needed.

OFF BALANCE SHEET OBLIGATIONS

Operating Leases. We lease railcars and other assets under various operating leases.  For railcar leases, we are generally required to pay all service costs associated with the railcars.  Rental payments include minimum rentals, and rental expenses with terms longer than one month were $2,081, $2,372, and $2,561 for 2018, 2017, and 2016, respectively. Annual commitments under non-cancelable operating leases total $6,897 for the next five years ending December 31, 2023 and an additional $55 thereafter.

Industrial Revenue Bonds.  On October 24, 2018, we closed an industrial revenue bond transaction with the City of Williamstown, Kentucky (the "City") in order to receive a 30-year real property tax abatement on our renovated and newly-constructed warehouse buildings near the City.  Pursuant to this transaction, the City issued a principal amount of $10,000 of its industrial revenue bonds to us and then used the proceeds to purchase the land and warehouse from us.  The City then leased the facilities back to us under a capital lease, the terms of which provide for the payment of basic rent in an amount sufficient to pay principal and interest on the bonds.  Our obligation to pay rent under the lease is in the same amount and due on the same date as the City’s obligation to pay debt service on the bonds which we hold. The lease permits us to present the bonds at any time for cancellation, upon which our obligation to pay basic rent would be canceled.  The bonds' maturity date is 2047, at which time the facilities will revert to us without costs. If we were to present the bonds for cancellation prior to maturity, a nominal fee would be incurred.
We recorded the land and buildings as assets in property, plant, and equipment, net, on our Consolidated Balance Sheets. Because we own all outstanding bonds, have a legal right to set-off, and intend to set-off the corresponding lease and interest payment, we have netted the capital lease obligation with the bond asset. No amount for our obligation under the capital lease is reflected on our Consolidated Balance Sheet, nor do we reflect an amount for the corresponding industrial revenue bond asset (Note 8).

Contractual Obligations

The following table provides information on the amounts and payments of our contractual obligations at December 31, 2018:

	Payments due by period
	Total	2019		2020-2021	2022-2023	After 2023
Long term debt	$32,594	$386		$2,416	$17,792	$12,000
Interest on Long term debt	4,180	759		1,466	1,108	847
Operating leases	6,952	2,224		3,215	1,458	55
Post-employment benefit plan obligations	3,049	467		877	778	927
Purchase commitments	133,029	129,734	(a)	3,251	43	1
Total	$179,804	$133,570		$11,225	$21,179	$13,830

(a) Includes open purchase order commitments related to raw materials and packaging used in the ordinary course of business of $121,664.

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

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on weighted average outstanding variable-rate borrowings at December 31, 2018, a 100 basis point increase over the non-default rates actually in effect at such date would increase our interest expense on an annualized basis by $268. Based on weighted average outstanding fixed-rate borrowings at December 31, 2018, a 100 basis point increase in market rates would result in a decrease in the fair value of our outstanding fixed-rate debt of $996, and a 100 basis point decrease in market rates would result in an increase in the fair value of our outstanding fixed-rate debt of $1,060.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. As a result of this assessment, management has concluded that the Company’s internal control over financial reporting as of December 31, 2018 was effective.

KPMG, LLP, the independent registered public accounting firm that audited the Company's financial statements contained herein, has issued an audit report on the Company's internal control over financial reporting as of December 31, 2018. The combined report on the consolidated financial statements of MGP Ingredients, Inc. and subsidiaries and audit report as to the effectiveness of internal control over financial reporting is included in Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
MGP Ingredients, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of MGP Ingredients, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Kansas City, Missouri
February 27, 2019

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Net sales	$376,089	$347,448	$318,263
Cost of sales (a)	292,490	271,432	252,980
Gross profit	83,599	76,016	65,283

Selling, general, and administrative expenses	33,451	33,107	26,693
Other operating income, net	—	—	(3,385)
Operating income	50,148	42,909	41,975

Gain on sale of equity method investment (Note 4)	—	11,381	—
Equity method investment earnings (loss) (Note 4)	—	(348)	4,036
Interest expense, net	(1,168)	(1,184)	(1,294)
Income before income taxes	48,980	52,758	44,717

Income tax expense (Note 6)	11,696	10,935	13,533
Net income	37,284	41,823	31,184

Income attributable to participating securities	708	996	954
Net income attributable to common shareholders and used in Earnings Per Share calculation (Note 7)	$36,576	$40,827	$30,230

Share information
Basic and diluted weighted average common shares	16,866,176	16,746,731	16,643,811

Basic and diluted EPS	$2.17	$2.44	$1.82

Dividends and dividend equivalents per common share	$0.32	$1.01	$0.12

(a)	Includes related party purchases of $0, and $18,425, $29,596 for the years ended December 31, 2018, 2017, and 2016, respectively.

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$37,284	$41,823	$31,184
Other comprehensive income (loss), net of tax:
Company sponsored benefit plan:
Change in post-employment benefits	147	66	134
Other	—	(4)	(7)
Other comprehensive income	147	62	127
Comprehensive income	$37,431	$41,885	$31,311

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)

	December 31,
	2018	2017
Current Assets
Cash and cash equivalents	$5,025	$3,084
Receivables (less allowance for doubtful accounts at December 31, 2018 and 2017 - $24	38,797	34,347
Inventory	108,769	93,149
Prepaid expenses	1,320	2,182
Refundable income taxes	712	1,980
Total current assets	154,623	134,742

Property, plant, and equipment, net	120,788	103,051
Other assets	2,481	2,535
Total assets	$277,892	$240,328

Current Liabilities
Current maturities of long-term debt	$386	$372
Accounts payable	25,363	30,037
Accrued expenses	11,714	11,171
Total current liabilities	37,463	41,580

Long-term debt, less current maturities	21,040	21,407
Credit agreement - revolver	10,588	2,775
Deferred credits	1,565	2,151
Accrued retirement, health, and life insurance benefits	2,595	3,133
Other noncurrent liabilities	1,523	540
Deferred income taxes	1,677	12
Total liabilities	76,451	71,598

Commitments and Contingencies – Note 8
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 18,115,965 shares at December 31, 2018 and 2017; 16,856,414 and 16,797,420 shares outstanding at December 31, 2018 and 2017, respectively	6,715	6,715
Additional paid-in capital	15,375	13,912
Retained earnings	198,914	167,129
Accumulated other comprehensive loss	(164)	(311)
Treasury stock, at cost, 1,259,551 and 1,318,545 shares at December 31, 2018 and 2017, respectively	(19,403)	(18,719)
Total stockholders’ equity	201,441	168,730
Total liabilities and stockholders’ equity	$277,892	$240,328

 See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities
Net income	$37,284	$41,823	$31,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,362	11,308	11,253
Gain on sale of equity method investment	—	(11,381)	—
Gain on property insurance recoveries	—	—	(230)
Gain on sale of assets	—	—	(872)
Share-based compensation	3,099	2,574	2,402
Equity method investment (earnings) loss	—	348	(4,036)
Distributions received from equity method investee	—	7,131	3,300
Deferred income taxes, including change in valuation allowance	1,665	(3,420)	681
Other, net	—	61	—
Changes in operating assets and liabilities:
Receivables, net	(4,450)	(8,262)	4,585
Inventory	(15,620)	(14,291)	(20,106)
Prepaid expenses	862	(498)	(622)
Refundable income taxes	1,268	725	(3,390)
Accounts payable	(2,542)	9,540	(3,178)
Accounts payable to affiliate, net	—	(3,349)	1,058
Accrued expenses	551	2,278	(1,407)
Deferred credits	(586)	(827)	(424)
Accrued retirement, health, and life insurance benefits	588	(289)	(477)
Net cash provided by operating activities	33,481	33,471	19,721

Cash Flows from Investing Activities
Additions to property, plant, and equipment	(31,046)	(21,055)	(17,922)
Divestiture of equity method investment, net	—	22,832	351
Proceeds from property insurance recoveries	—	—	230
Proceeds from sale of property and other	—	—	1,209
Acquisition of George Remus®	—	—	(1,551)
Net cash provided by (used in) investing activities	(31,046)	1,777	(17,683)

Cash Flows from Financing Activities
Payment of dividends and dividend equivalents	(5,500)	(17,380)	(2,066)
Purchase of treasury stock for tax withholding on equity-based compensation	(2,324)	(4,663)	(1,518)
Loan fees incurred with borrowings	—	(377)	(114)
Principal payments on long-term debt	(372)	(358)	(2,346)
Proceeds on long-term debt	—	20,000	—
Proceeds from credit agreement - revolver	28,966	25,930	27,184
Payments on credit agreement - revolver	(21,264)	(56,885)	(22,356)
Net cash used in financing activities	(494)	(33,733)	(1,216)

Increase in cash	1,941	1,515	822
Cash, beginning of year	3,084	1,569	747
Cash, end of year	$5,025	$3,084	$1,569

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2015	$4	$6,715	$12,383	$113,531	$(500)	$(15,973)	$116,160
Comprehensive income:
Net income	—	—	—	31,184	—	—	31,184
Other comprehensive income	—	—	—	—	127	—	127
Dividends and dividend equivalents, net of estimated forfeitures	—	—	—	(2,063)	—	—	(2,063)
Share-based compensation	—	—	1,896	—	—	—	1,896
Stock shares awarded, forfeited or vested	—	—	—	—	—	506	506
Stock shares repurchased	—	—	—	—	—	(1,518)	(1,518)
Balance, December 31, 2016	$4	$6,715	$14,279	$142,652	$(373)	$(16,985)	$146,292
Comprehensive income:
Net income	—	—	—	41,823	—	—	41,823
Other comprehensive income	—	—	—	—	62	—	62
Dividends and dividend equivalents, net of estimated forfeitures	—	—	—	(17,346)	—	—	(17,346)
Share-based compensation	—	—	2,065	—	—	—	2,065
Stock shares awarded, forfeited or vested	—	—	(2,432)	—	—	2,929	497
Stock shares repurchased	—	—	—	—	—	(4,663)	(4,663)
Balance, December 31, 2017	$4	$6,715	$13,912	$167,129	$(311)	$(18,719)	$168,730
Comprehensive income:
Net income	—	—	—	$37,284	—	—	37,284
Other comprehensive income	—	—	—	—	147	—	147
Dividends and dividend equivalents, net of estimated forfeitures	—	—	—	(5,499)	—	—	(5,499)
Share-based compensation	—	—	2,687	—	—	—	2,687
Stock shares awarded, forfeited or vested	—	—	(1,224)	—	—	1,640	416
Stock shares repurchased	—	—	—	—	—	(2,324)	(2,324)
Balance, December 31, 2018	$4	$6,715	$15,375	$198,914	$(164)	$(19,403)	$201,441

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

Properties, Depreciation, and Amortization.  Property, plant, and equipment are typically stated at cost.  Additions, including those that increase the life or utility of an asset, are capitalized and all properties are depreciated over their estimated remaining useful lives.  Depreciation and amortization are computed using the straight line method over the following estimated useful lives:

Buildings and improvements(a)	10 – 30 years
Machinery and equipment	3 – 10 years
Office furniture and equipment	5 – 10 years
Computer equipment and software	3 – 5 years
Motor vehicles	5 years

(a) Leasehold improvements are the shorter of economic useful life or life of lease

Maintenance costs are expensed as incurred. The cost of property, plant, and equipment sold, retired, or otherwise disposed of, as well as related accumulated depreciation and amortization, are eliminated from the property accounts with related gains and losses reflected in the Consolidated Statements of Income.  The Company capitalizes interest costs associated with significant construction projects.  Total interest incurred for 2018, 2017, and 2016 is noted below:

	Year Ended December 31,
	2018	2017	2016
Interest costs charged to expense	$1,168	$1,184	$1,294
Plus: Interest cost capitalized	562	293	198
Total	$1,730	$1,477	$1,492

Revenue Recognition.  As a result of the adoption of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers and related amendments ("Topic 606") on January 1, 2018, the Company has changed its accounting policy for revenue recognition (see Note 3). Revenue is recognized when control of the promised goods or services, through performance obligations by the Company, is transferred to the customer in an amount that reflects the consideration it expects to be entitled to in exchange for the performance obligations. The term between invoicing and when payment is due is not significant and the period between when the entity transfers the promised good or service to the customer and when the customer pays for that good or service is one year or less.

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

Income Taxes. The Company accounts for income taxes using an asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is recognized if it is "more likely than not" that at least some portion of the deferred tax asset will not be realized.

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

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $32,018 and $24,838 at December 31, 2018 and 2017, respectively. The financial statement carrying value (including unamortized loan fees) was $32,014 and $24,554 at December 31, 2018 and 2017, respectively.  These fair values are considered Level 2 under the fair value hierarchy.

Recently Issued Accounting Pronouncements. In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-13, Fair Value Measurement (Topic 820), which modifies the disclosure requirements on fair value measurements. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of this update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this update and delay adoption of the additional disclosures until their effective date. The Company is evaluating the effect that ASU 2018-13 will have on its consolidated financial statements and related disclosures.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements, which clarifies and corrects unintended application of guidance, and makes improvements to several Codification Topics. Most of the amendments are effective immediately. Some of the amendments are effective for Public business entities for annual and interim periods in fiscal years beginning after December 15, 2018, and for all other entities, for annual periods in fiscal years beginning after December 15, 2019, and interim periods in fiscal years beginning after December 15, 2020. Other amendments, which affect recently issued ASUs that are not yet effective, are effective with the original ASU. The Company is evaluating the effect that ASU 2018-09 will have on its consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU 2016-02, Leases, as well as subsequent guidance, which requires lessees to recognize for all leases a right-of-use asset and a lease obligation in the consolidated balance sheet. Expenses are recognized in the consolidated statements of income in a manner similar to current accounting guidance. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Lessor accounting under the new standard is substantially unchanged. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required. The new standard will become effective for the Company beginning with the first quarter 2019. The Company will adopt the accounting standard using a prospective transition approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented. The Company is finalizing its evaluation of the impacts that the adoption of this accounting guidance will have on the consolidated financial statements, and estimates approximately $7,000 of right-of-use assets and lease liabilities related to operating leases will be recognized in its Consolidated Balance Sheet upon adoption.

Recently Adopted Accounting Standard Updates. In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires companies to present the service cost component of net benefit cost in the same line items in which they report compensation cost. Companies will present all other components of net benefit cost outside operating income, if this subtotal is presented. The Company adopted ASU 2017-07 on January 1, 2018, with an immaterial impact on its financial results and presentation for year ended December 31, 2018.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires companies to include cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows. The Company adopted ASU 2016-18 on January 1, 2018, and has determined that there was no impact to the presentation of its Consolidated Statements of Cash Flows because the Company had no restricted cash for years ended December 31, 2018, 2017, and 2016.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight classification issues related to the statement of cash flows: Debt prepayment or debt extinguishment costs; Settlement of zero coupon bonds; Contingent consideration payments made after a business combination; Proceeds from the settlement of insurance claims; Proceeds from the settlement of corporate owned life insurance policies, including bank owned life insurance policies; Distributions received from equity method investees; Beneficial interests in securitization transactions; and Separately identifiable cash flows and application of the predominance principle. The Company adopted ASU 2016-15 on January 1, 2018, and has determined that there was no impact to the presentation of its Consolidated Statements of Cash Flows for years ended December 31, 2018, 2017, and 2016.

On January 1, 2018, the Company adopted Topic 606, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018 (Note 3).

NOTE 2:	OTHER BALANCE SHEET CAPTIONS

Inventory.

	December 31,
	2018	2017
Finished goods	$17,296	$13,284
Barreled distillate (bourbons and whiskeys)	76,374	65,726
Raw materials	4,906	3,954
Work in process	1,550	1,935
Maintenance materials	7,541	7,256
Other	1,102	994
Total	$108,769	$93,149

Property, plant, and equipment, net.

	December 31,
	2018	2017
Land, buildings, and improvements	$90,992	$72,223
Transportation equipment	3,308	3,286
Machinery and equipment	184,779	175,371
Construction in progress	16,814	16,408
Property, plant, and equipment, at cost	295,893	267,288
Less accumulated depreciation and amortization	(175,105)	(164,237)
Property, plant, and equipment, net	$120,788	$103,051

Accrued expenses.

	December 31,
	2018	2017
Employee benefit plans	$1,288	$962
Salaries and wages	7,099	7,452
Property taxes	1,248	1,185
Other	2,079	1,572
Total	$11,714	$11,171

NOTE 3:	REVENUE

Adoption of Topic 606, Revenue from Contracts with Customers. On January 1, 2018, the Company adopted Topic 606, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Financial results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historic accounting under ASC 605, Revenue Recognition. The Company has completed its evaluation of the impact of Topic 606 and concluded that there is no impact to the financial statements as a result of its adoption. The Company recorded no adjustment to opening retained earnings as of January 1, 2018 related to the transition from ASC 605 to Topic 606 and there are no differences to disclose to reconcile financial statement activity as reported under Topic 606 to ASC 605 for the year ended December 31, 2018.

Disaggregation of Revenue.

The following table presents the Company's revenues disaggregated by segment and major products and services.

	NET SALES
	Year Ended December 31,
	2018	2017(a)	2016(a)
Distillery Products
Premium beverage alcohol	$188,431	$177,998	$150,364
Industrial alcohol	80,650	76,636	77,290
Food grade alcohol	269,081	254,634	227,654
Fuel grade alcohol	6,347	6,368	7,372
Distillers feed and related co-products	25,698	19,332	21,780
Warehouse services	12,929	10,674	8,437
Total distillery products	$314,055	$291,008	$265,243

Ingredient Solutions
Specialty wheat starches	$28,594	$28,092	$26,803
Specialty wheat proteins	21,098	19,458	18,211
Commodity wheat starch	9,223	8,288	7,002
Commodity wheat protein	3,119	602	1,004
Total ingredient solutions	$62,034	$56,440	$53,020

Total net sales	$376,089	$347,448	$318,263

(a) Prior year amounts were not adjusted upon adoption of Topic 606.

The following table presents the Company's revenues disaggregated by segment and timing of revenue recognition.

	NET SALES
	Year Ended December 31,
	2018	2017(a)	2016(a)
Distillery Products
Products transferred at a point in time	$301,126	$280,334	$256,806
Services transferred over time	12,929	10,674	8,437
Total distillery products	$314,055	$291,008	$265,243

Ingredient Solutions
Products transferred at a point in time	$62,034	$56,440	$53,020

Total net sales	$376,089	$347,448	$318,263

(a) Prior year amounts were not adjusted upon adoption of Topic 606.

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

NOTE 4:	EQUITY METHOD INVESTMENTS

As of December 31, 2018 and 2017, the Company's equity method investments were zero.

Illinois Corn Processing ("ICP") Investment. On July 3, 2017, the Company completed the sale of its equity ownership interest in ICP to Pacific Ethanol Central, LLC ("Pacific Ethanol"), consistent with an Agreement and Plan of Merger ("Merger Agreement") entered into on June 26, 2017. The total transaction proceeds to the Company from the ICP sale transaction represented a return of its investment in ICP of $22,832 (net of fees and including additional dividends), which included a gain on sale of equity method investment of $11,381 (before tax), on the Company's 2017 Consolidated Statement of Income. The Merger Agreement contemplated a special distribution of all of ICP’s cash and cash equivalents to equity owners prior to the closing, which resulted in the Company receiving cash dividend distributions from ICP during June 2017 totaling $7,430 that reduced its 30 percent ownership interest.

On February 26, 2016, the Company received a cash dividend distribution from ICP of $3,300 that reduced its investment in ICP as of December 31, 2016.

DMI Investment. Our joint venture terminated effective June 30, 2015, with a return of investment in the amount of $351 on December 23, 2016.

Related Party Transactions. See Note 14 for discussion of related party transactions.

Summary Financial Information. Condensed financial information of the Company’s equity method investment in ICP for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
ICP’s Operating results:	2017	2016
Net sales(a)	$78,062	$177,401
Cost of sales and expenses(b)	(79,224)	(163,837)
Net income (loss)	$(1,162)	$13,564

(a)	Includes related party sales to MGPI of $17,672, and $27,675 for 2017 and 2016, respectively.

(b)	Includes depreciation and amortization of $1,720 and $3,030 for 2017 and 2016, respectively.

The Company’s equity method investment earnings (losses) for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
ICP (30% interest)	$(348)	$4,069
DMI (50% interest)	—	(33)
Total	$(348)	$4,036

NOTE 5:	CORPORATE BORROWINGS

Indebtedness Outstanding.

	December 31,
Description(a)	2018	2017
Credit Agreement - Revolver, 3.889% (variable rate) due 2022	$11,000	$3,298
Secured Promissory Note, 3.71% (fixed rate) due 2022	1,594	1,966
Prudential Note Purchase Agreement, 3.53% (fixed rate) due 2027	20,000	20,000
Total indebtedness outstanding	32,594	25,264
Less unamortized loan fees(b)	(580)	(710)
Total indebtedness outstanding, net	32,014	24,554
Less current maturities of long-term debt	(386)	(372)
Long-term debt	$31,628	$24,182

(a) Interest rates are as of December 31, 2018.
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

The Credit Agreement includes certain requirements and covenants, which the Company was in compliance with at December 31, 2018. The Company incurred no new loan fees related to the Credit Agreement during 2018. The unamortized balance of total loan fees related to the Credit Agreement was $412 at December 31, 2018 and is being amortized over the life of the Credit Agreement.

As of December 31, 2018, the Company's total outstanding borrowings under the Credit Agreement were $11,000 leaving $139,000 available. The interest rate for the borrowings of the Credit Agreement at December 31, 2018 was 3.9 percent.

On August 23, 2017, the Company also entered into a Note Purchase and Private Shelf Agreement (the "Note Purchase Agreement") with PGIM, Inc. ("Prudential Capital Group"), an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. The Note Purchase Agreement provides for the issuance of up to $75,000 of Senior Secured Notes, and the Company issued $20,000 of Senior Secured Notes with a maturity date of August 23, 2027. The Senior Secured Notes bear interest at a rate of 3.5 percent per year. The Note Purchase Agreement includes certain requirements and covenants, which the Company was in compliance with at December 31, 2018. The Company incurred no new loan fees related to the Note Purchase Agreement during 2018. The unamortized balance of total loan fees related to the Note Purchase Agreement was $168 at December 31, 2018 and is being amortized over the life of the Note Purchase Agreement.

Debt Maturities.

Year Ending December 31,
2019	$386
2020	400
2021	2,016
2022	14,592
2023	3,200
Thereafter	12,000
Total	$32,594

NOTE 6:	INCOME TAXES

Income tax expense is composed of the following:

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$8,844	$14,020	$12,637
State	1,317	379	342
	10,161	14,399	12,979
Deferred:
Federal	55	(3,764)	(254)
State	1,480	300	808
	1,535	(3,464)	554
Total	$11,696	$10,935	$13,533

Income tax expense also included tax expense allocated to comprehensive income for 2018, 2017, and 2016, of $73, $37, and $84, respectively (see the Consolidated Statements of Comprehensive Income).

On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the "Tax Act"), resulting in significant modifications to the then existing law, impacting the measurement of income taxes for the year ended December 31, 2017, and the years thereafter. The Tax Act established new tax laws or modified existing tax laws starting in 2018, including but not limited to, (1) reducing the federal corporate income tax rate to a flat 21 percent rate, (2) eliminating the corporate alternative minimum tax, (3) repealing the domestic production activity deduction, (4) adding a new limitation on deductible interest, (5) changing the limitations on the deductibility of certain executive compensation, and, (6) starting in the quarter ended September 30, 2017, changing the bonus depreciation rules to allow full expensing of qualified property.

In response to the Tax Act, the SEC staff issued SAB 118, which provided guidance on accounting for the tax effects of the Tax Act. SAB 118 provided for a measurement period not to extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740 - Income Taxes. The Company, following the guidance in SAB 118, recorded a provisional discrete net tax benefit in its Consolidated Statement of Income through net income of $3,343 in the year ended December 31, 2017. This net benefit was driven by a re-measurement of the carrying value of its deferred tax assets and liabilities because of the corporate rate reduction. This net benefit provided a 6.3 percent reduction in the Company’s effective tax rate for the year ended December 31, 2017.

The Company has evaluated the elements of the Tax Act, including filing its federal income tax return during the quarter ended December 31, 2018. The Company was not required to make a measurement period adjustment. Therefore, the accounting for the Tax Act is now complete, and the discrete net benefit recorded for the year ended December 31, 2017, is no longer provisional. In addition, the Company has incorporated the law changes and subsequent guidance related to the Tax Act into its December 31, 2018, provision for income taxes contained herein.

A reconciliation of income tax expense at the normal statutory federal rate to income tax expense included in the accompanying Consolidated Statements of Income is below:

	Year Ended December 31,
	2018	2017	2016
"Expected" provision at federal statutory rate	$10,286	$18,465	$15,651
State income taxes, net(a)	2,029	1,612	1,672
Change in valuation allowance	1,304	(578)	(718)
Domestic production activity deduction	—	(957)	(1,247)
Share-based compensation(a)	(1,201)	(4,254)	(1,408)
Compensation limits	—	931	—
Federal and state tax credits	(807)	(1,058)	(1,065)
Tax benefit from the Tax Act	—	(3,343)	—
Other	85	117	648
Income tax expense	$11,696	$10,935	$13,533
Effective tax rate	23.9%	20.7%	30.3%

(a)
The Company received federal excess tax benefits on share-based compensation awards in 2018, 2017, and 2016 of $1,201, $4,254, and $1,408, respectively, and state benefits of $236, $371 and $163, respectively, for excess tax benefits. The state benefits are part of the State income taxes, net, balances in the above table.

The tax effects of temporary differences giving rise to deferred income taxes shown on the Consolidated Balance Sheets are as follows:

	December 31,
	2018	2017
Deferred income tax assets:
Post-retirement liability	$770	$910
Deferred income	393	543
Share-based compensation	1,581	1,158
Capital loss carryforwards	379	—
State tax credit carryforwards	3,245	3,488
State operating loss carryforwards	1,505	1,434
Inventories	1,476	1,346
Other	1,231	766
Gross deferred income tax assets	$10,580	$9,645
Less: valuation allowance	(1,452)	(148)
Net deferred income tax assets	9,128	9,497
Deferred income tax liabilities:
Fixed assets	(10,497)	(9,255)
Other	(308)	(254)
Gross deferred income tax liabilities	(10,805)	(9,509)
Net deferred income tax liability	$(1,677)	$(12)

A schedule of the change in valuation allowance is as follows:

Valuation allowance
Balance at December 31, 2016	$726
Decrease	(578)
Balance at December 31, 2017	$148
Increase	1,304
Balance at December 31, 2018	$1,452

As of December 31, 2018, the Company’s total valuation allowance of $1,452 related to net operating loss carryforwards in states in which it is not "more likely than not" to create enough state taxable income to fully utilize the carryforwards before expiration of the carryforward periods, and capital loss carryforwards that the Company is not "more likely than not" to use before they expire. Based upon final information received in 2018 concerning the sale of the Company’s equity ownership interest in ICP during 2017, the Company was required to revise the estimate of its ability to use its capital loss carryforwards. This revision increased its deferred tax assets and corresponding valuation allowance by $379. The remainder of the change in the Company’s valuation allowance was an increase of $925 related to additional net operating loss carryforwards. The total net increase in the Company's valuation allowance was $1,304 for the year ended December 31, 2018. The carrying value of the Company’s deferred tax assets, liabilities, and the corresponding valuation allowances for the years ended December 31, 2018, and December 31, 2017, reflect the completed accounting concerning the Tax Act.

As of December 31, 2017, the Company’s total valuation allowance of $148 related to net operating loss carryforwards in states in which the Company is not "more likely than not" to create enough state taxable income to fully utilize the carryforwards before expiration of the carryforward periods. Due to capital gains estimated to be realized as part of the sale of the Company’s equity ownership interest in ICP during 2017, the Company was able to utilize all of its federal capital loss carryforwards in 2017, and reduce its valuation allowance and corresponding deferred tax asset by $690. The remainder of the change in the valuation allowance was an increase of $112 for additional net operating loss carryforwards for a net reduction of the Company's valuation allowance of $578.
As of December 31, 2018, the Company had $21,575 in gross state net operating loss carryforwards. As of December 31, 2017, the Company had $19,979 in state net operating loss carryforwards. Due to varying state carryforward periods, the state net operating loss carryforwards will expire in varying years between calendar years 2019 and 2038. The Company has gross state tax credit carryforwards of $4,107 as of December 31, 2018 and $4,416 as of December 31, 2017. State credits, if not used to offset income tax expense in their respective jurisdictions, will expire in varying years between 2020 and 2034.
The Company treats accrued interest and penalties related to tax liabilities, if any, as a component of income tax expense.  During 2018, 2017, and 2016, the Company’s activity in accrued interest and penalties was not significant.

The following is a reconciliation of the total amount of unrecognized tax benefits (excluding interest and penalties) for 2018, 2017, and 2016:

	Year Ended December 31,
	2018	2017	2016
Beginning of year balance	$185	$43	$613
Additions based on prior year tax positions	2	130	2
Additions based on current year tax positions	11	12	21
Reduction for prior year tax positions	(5)	—	(48)
Reductions for settlements	—	—	(545)
End of year balance	$193	$185	$43

For each period presented, substantially all of the amount of unrecognized benefits (excluding interest and penalties) would impact the effective tax rate, if recognized. The Company reasonably expects that the amount of unrecognized tax benefit will not decrease by a significant amount in the next 12 months.

The Company is currently under federal income tax audit for tax year 2016, and by the state of Michigan related to Corporate Income Tax for tax years 2013 through 2016. The Company does not expect either audit to result in a significant adjustment. The Company has been audited for United States income tax purposes through tax year 2013, resulting in no significant adjustments. All tax years after 2014 remain open to adjustment due to use of net operating loss and credit carryforwards in tax years through 2015. The Company is subject to examination for its state tax returns for years 2014 and forward, with the exception of certain net operating losses and credit carryforwards originating in years prior to 2014 that remain subject to adjustment.

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

EPS. The computations of basic and diluted EPS:

	Year Ended December 31,
	2018	2017	2016
Operations:
Net income(a)	$37,284	$41,823	$31,184
Less: Income attributable to participating securities (unvested shares and units) (b)	708	996	954
Net income attributable to common shareholders	$36,576	$40,827	$30,230

Share information:
Basic and diluted weighted average common shares(c)	16,866,176	16,746,731	16,643,811

Basic and diluted EPS	$2.17	$2.44	$1.82

(a)	Net income attributable to all shareholders.

(b)	Participating securities included RSUs of 326,375, 368,492, and 527,486 for the years ended December 31, 2018, 2017, and 2016, respectively.

(c)	Under the two class method, basic weighted average common shares exclude outstanding unvested participating securities.

NOTE 8:	COMMITMENTS AND CONTINGENCIES

Commitments. The Company leases railcars and other assets under various operating leases.  For railcar leases, which are the majority, the Company is generally required to pay all service costs associated with the railcars.  Rental payments include minimum rentals plus contingent amounts based on mileage.  Rental expenses under railcar operating leases with terms longer than one month were $2,081, $2,372, and $2,561 for the years ended December 31, 2018, 2017, and 2016, respectively.

The Company's future minimum rental payments are $2,224; $1,858; $1,357; $977; and $481 for the years ending December 31, 2019, 2020, 2021, 2022, and 2023, respectively.

As of October 2018, the Company carries $10,000 in industrial revenue bonds with the City of Williamstown, Kentucky (the "City") that mature in 2047, and leases back facilities owned by the City that the Company recorded as property, plant, and equipment, net, on its Consolidated Balance Sheet under a capital lease. The lease payment on the facilities is sufficient to pay principal and interest on the bonds. Because the Company owns all of the outstanding bonds, has a legal right to set-off, and intends to set-off the corresponding lease and interest payment, the Company netted the capital lease obligation with the bond asset and, in turn, reflected no amount for the obligation or the corresponding asset on its Consolidated Balance Sheet at December 31, 2018.

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

The EPA informed the Company on August 1, 2017, that it intends to seek civil penalties of approximately $250 in connection with its investigation of the Atchison Chemical Release, while offering the Company the opportunity to settle the matter prior to the EPA proceeding with a formal enforcement action. The Company is seeking a negotiated settlement with the EPA, but negotiations have paused pending resolution of the EPA's criminal investigation. Since the Company expects a negotiated resolution of the EPA civil case and EPA-proposed civil penalties are not material to the year ended December 31, 2018, the Company has not included an accrual in its results. A portion, or all, of the settled penalty amount may be covered by insurance.

NOTE 9:	EMPLOYEE BENEFIT PLANS

401(k) Plans.  The Company has established 401(k) plans covering all employees after certain eligibility requirements are met.  Amounts charged to operations for employer contributions related to the plans totaled $1,488, $1,299, and $1,097 for 2018, 2017, and 2016, respectively.

Post-Employment Benefits.  The Company sponsors life insurance coverage as well as medical benefits, including prescription drug coverage, to certain retired employees and their spouses.  In 2014, the Company made a change to the plan to terminate post-employment health care and life insurance benefits for all union employees except for a specified grandfathered group.  At December 31, 2018 the plan covered 181 participants, both active and retired.  The post-employment health care benefit is contributory for spouses under certain circumstances.  Otherwise, participant contribution premiums are not required.  The health care plan contains fixed deductibles, co-pays, coinsurance, and out-of-pocket limitations.  The life insurance segment of the plan is noncontributory and is available to retirees only.

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

The Company bases its post-employment plan valuation on The Society of Actuaries RPH-2014 Adjusted to 2006 Total Dataset Headcount-weighted Mortality with Scale MP-2018 Full Generational Improvement ("MP-2018 scale").  Based on the 2018 update, the MP-2018 scale reflects a lower level of improvement resulting in shorter assumed life spans. The impact of this change in assumed mortality on post-employment benefits liability was included in the Company's post-employment plan valuation for 2018, and using previous year scales, for 2017, and 2016.

The Company’s measurement date is December 31.  The Company expects to contribute approximately $484, net $17 for Medicare Part D subsidy receipts, resulting in a net contribution of $467 to the plan in 2019.

The status of the Company’s plan at December 31, 2018, 2017, and 2016:

	Post-Employment Benefit Plan
	December 31,
	2018	2017	2016
Change in benefit obligation:
Beginning of year	$3,604	$4,106	$4,681
Service cost	22	25	36
Interest cost	100	122	142
Actuarial gain	(196)	(261)	(297)
Benefits paid	(421)	(388)	(456)
Other	(47)	—	—
Benefit obligation at end of year	$3,062	$3,604	$4,106

Assumptions used to determine accumulated benefit obligations as of year end:

	Post-Employment Benefit Plan
	Year Ended December 31,
	2018	2017
Discount rate	3.67%	2.96%
Measurement date	December 31, 2018	December 31, 2017

Assumptions used to determine net benefit cost (credit) for 2018, 2017, and 2016:

	Post-Employment Benefit Plan
	Year Ended December 31,
	2018	2017	2016
Discount rate	2.96%	3.15%	3.20%
Average compensation increase	N/A	N/A	N/A

The discount rate refers to the interest rate used to discount the estimated future benefit payments to their present value, referred to as the benefit obligation. The Company determines the discount rate using a yield curve of high quality fixed income investments whose cash flows match the timing and amount of the Company’s expected benefit payments.

Components of net benefit cost (credit):

	Post-Employment Benefit Plan
	Year Ended December 31,
	2018	2017	2016
Service cost	$22	$25	$36
Interest cost	100	122	142
Amortization of unrecognized prior service cost	(37)	(339)	(338)
Amortization of unrecognized net actuarial loss	92	184	269
Net benefit cost (credit)	$177	$(8)	$109

Changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss in the Consolidated Balance Sheets:

	Post-Employment Benefit Plan
	Year Ended December 31,
	2018	2017	2016
Net actuarial gain	$196	$261	$293
Amortization of unrecognized net actuarial loss	92	184	269
Amortization of unrecognized prior service cost	(37)	(339)	(338)
Stranded tax effects from the Tax Act and Other	(78)	—	—
Other	47	—	—
Total other comprehensive income, pre-tax	220	106	224
Income tax expense	73	40	90
Total other comprehensive income, net of tax	$147	$66	$134

Benefit obligation recognized in the Consolidated Balance Sheets:

	Post-Employment Benefit Plan
	As of December 31,
Benefit obligation	2018	2017
Current	$(467)	$(471)
Non-Current	(2,595)	(3,133)
Net amount recognized	$(3,062)	$(3,604)

The estimated amount that will be recognized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2019:

Post-Employment Benefit Plan
Actuarial net loss	$(23)
Net prior service credits	15
Net amount recognized	$(8)

The assumed average annual rate of increase in the per capita cost of covered benefits (health care cost trend rate):

	Post-Employment Benefit Plan
	Year Ended December 31,
	2018			2017
	Group Plan	Lifetime Prescription Cost	Medicare Supplement	Group Plan	Lifetime Prescription Cost	Medicare Supplement
Health care cost trend rate	7.00%	9.00%	4.50%	7.00%	9.00%	4.50%
Ultimate trend rate	5.00%	5.00%	4.50%	5.00%	5.00%	4.50%
Year rate reaches ultimate trend rate	2025	2027	2019	2025	2027	2018

A one percentage point increase (decrease) in the assumed health care cost trend rate would have increased (decreased) the accumulated benefit obligation by $69 ($104) at December 31, 2018 and the service and interest cost would have increased (decreased) by $4 ($3) for the year ended December 31, 2018.

As of December 31, 2018, the following expected benefit payments (net of Medicare Part D subsidiary for Post-Employment Benefit Plan Payments) and the related expected subsidy receipts that reflect expected future service, as appropriate, are expected to be paid to plan participants:

	Post-Employment Benefit Plan
	Expected Benefit Payments	Expected Subsidy Receipts
2019	$484	$17
2020	468	15
2021	438	14
2022	426	13
2023	376	11
2024-2028	961	34
Total	$3,153	$104

Share-Based Compensation Plans.  As of December 31, 2018, the Company was authorized to issue 40,000,000 shares of Common Stock and had a treasury share balance of 1,259,551 at December 31, 2018.

The Company currently has two active share-based compensation plans: the Employee Equity Incentive Plan of 2014 (the "2014 Plan") and the Non-Employee Director Equity Incentive Plan (the "Directors' Plan"). The plans were approved by shareholders at the Company's annual meeting in May 2014. The 2014 Plan replaced the 2004 Plan. Detail of activities in both plans follows below.

The Company’s share-based compensation plans provide for the awarding of stock options, stock appreciation rights, and shares of restricted stock and RSUs for senior executives and salaried employees, as well as for outside directors.  Compensation expense related to restricted stock awards is based on the market price of the stock on the date the Board of Directors communicates the approved award and is amortized over the vesting period of the restricted stock award. The Consolidated Statements of Income for 2018, 2017, and 2016 reflect total share-based compensation costs and director fees for awarded grants of $2,612, $2,245, $2,402, respectively, related to these plans.

For long-term incentive awards to be granted in the form of RSUs in 2019 based on 2018 results, the Human Resources and Compensation Committee ("HRCC") determined that the grants would have performance conditions that would be based on the same performance metrics as the Short-Term Incentive Plan (the "STI Plan"). The performance metrics are operating income, earnings before interest, taxes, depreciation, and amortization ("EBITDA"), and EPS. Because management determined at the beginning of 2018 that the performance metrics would most likely be met, amortization of the estimated dollar pool of RSUs to be awarded based on 2018 results was started in the first quarter over an estimated 48 month period, including 12 months to the grant date and an additional 36 months to the vesting date. The Consolidated Statements of Income for 2018, 2017, and 2016 reflects share-based compensation costs for grants to be awarded of $821, $491, and $317, respectively.

At the Company's annual meeting in May 2014, shareholders approved a new Employee Stock Purchase Plan (the "ESPP Plan") with 300,000 shares registered for employee purchase. The ESPP Plan is not active at this time. The Company's former employee stock purchase plan continued in use until its termination during 2017.

2014 Plan

The 2014 Plan, with 1,500,000 shares registered for future grants, provides that vesting occurs pursuant to the time period specified in the particular award agreement approved for that issuance of RSUs, which is to be not less than three years unless vesting is accelerated due to the occurrence of certain events. As of December 31, 2018, 321,131 RSUs had been granted of the 1,500,000 shares approved for under the 2014 Plan.

Directors' Plan

The Director's Plan, with 300,000 shares registered for future grants, provides that vesting occurs pursuant to the time period specified in the particular award agreement approved for that issuance of equity.  As of December 31, 2018, 69,900 shares were granted of the 300,000 shares approved for grants under the Directors' Plan and all 69,900 shares were vested.

2004 Plan

Under the 2004 Plan, as amended, the Company granted incentives (including stock options and restricted stock awards) for up to 2,680,000 shares of the Company’s Common Stock to salaried, full time employees, including executive officers.  The term of each award generally was determined by the committee of the Board of Directors charged with administering the 2004 Plan.  Under the terms of the 2004 Plan, any options granted were non-qualified stock options, exercisable within ten years and had an exercise price of not less than the fair value of the Company’s Common Stock on the date of the grant.  As of December 31, 2018, no stock options and no unvested restricted stock shares (net of forfeitures) remained outstanding under the 2004 Plan.  No future grants can be made under the 2004 Plan.

In connection with the Reorganization, the 2004 Plan was amended to provide for grants in the form of RSUs.  The awards entitle participants to receive shares of stock following the end of a five year vesting period.  Participants have no voting of dividend rights under the awards that were granted; however, the awards provide for payment of dividend equivalents when dividends are paid to stockholders.  As of December 31, 2018, 145,000 unvested RSUs remained under the 2004 Plan that will vest in January 2019.  As of December 31, 2018, no RSU awards were available for future grants under the 2004 Plan.

RSUs.  Summary of unvested RSUs under the Company’s share-based compensation plans for 2018, 2017, and 2016:

	Year Ended December 31,
	2018		2017		2016
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Unvested balance at beginning of year	368,492	$17.20	527,486	$10.17	437,946	$7.09
Granted	42,136	78.37	47,514	42.93	100,892	23.15
Forfeited	(1,080)	28.30	(3,508)	25.74	(11,352)	11.55
Vested	(80,343)	15.42	(203,000)	4.82	—	—
Unvested balance at end of year	329,205	$25.42	368,492	$17.20	527,486	$10.17

During 2018, 2017, and 2016, the total grant date fair value of RSU awards vested was $1,239, $979, and $0, respectively. As of December 31, 2018 there was $2,779 of total estimated unrecognized compensation costs (net of estimated forfeitures) related to granted RSU awards.  These costs are expected to be recognized over a weighted average period of approximately 1.8 years.

Upon their vesting, the Company purchased restricted stock and RSUs from employees to cover associated withholding taxes. Total treasury stock purchases added 27,214 shares for $2,324 in 2018; 74,132 shares for $4,663 in 2017; and 40,870 shares for $1,518 in 2016.

Annual Cash Incentive Plan. The STI Plan, effective January 1, 2014, is designed to motivate and retain the Company's officers and employees and tie short-term incentive compensation to achievement of certain profitability goals by the Company. Pursuant to the STI Plan, short-term incentive compensation is dependent on the achievement of certain performance metrics by the Company, established by the Board of Directors. Each performance metric is calculated in accordance with the rules approved by the HRCC, which may adjust the results to eliminate unusual items. For 2018, 2017, and 2016, the performance metrics were operating income, EBITDA, and EPS. Operating income for the performance metric was defined as reported GAAP operating income adjusted for certain discretionary items as determined by the Company's management, if applicable ("adjusted operating income"). The HRCC determines the officers and employees eligible to participate under the STI Plan for the plan year as well as the target annual incentive compensation for each participant for each plan year.

Amounts expensed under the STI Plan totaled $5,581, $5,150, and $3,394 for 2018, 2017, and 2016, respectively.

Deferred Compensation Plan. The Company established an unfunded Executive Deferred Compensation Plan effective as of June 30, 2018, with a purpose to attract and retain highly-compensated key employees by providing participants with an opportunity to defer receipt of a portion of their salary, bonus, and other specified compensation. The Company's obligations under this plan will change in conjunction with the performance of the participants' investments, along with contributions to and withdrawals from the plan. For 2018, participants were only able to direct the deferral of the receipt of a portion of their 2018 STI Plan amounts that are to be paid in early 2019 (see detail above). At the time of payment in 2019, the amounts elected for deferral will be deposited into the plan by the Company and allocated by participants among Company-determined investment options.

The current portion of deferred compensation plan deferrals is comprised of estimated amounts to be paid within one year depending on timing of planned disbursements. At December 31, 2018, all $1,176 of participant 2018 STI Plan deferrals were expensed currently in the year earned. Based on expected planned disbursements, all were considered non-current and were included in Other noncurrent liabilities on the Company's 2018 Consolidated Balance Sheet.

NOTE 10:	CONCENTRATIONS

Significant customers.  For 2018, 2017, and 2016, the Company had no sales to an individual customer that accounted for more than 10 percent of consolidated net sales.  During the years 2018, 2017, and 2016, the Company’s ten largest customers accounted for approximately 40 percent, 39 percent, and 36 percent of consolidated net sales, respectively.

Significant suppliers. For 2018, the Company had purchases from two grain suppliers that approximated 29 percent of consolidated purchases. The Company also purchased food grade alcohol from Pacific Ethanol of approximately 12 percent of consolidated purchases. In addition, the Company's 10 largest suppliers, including these three suppliers, accounted for approximately 68 percent of consolidated purchases.

For 2017, the Company had purchases from two grain suppliers that approximated 29 percent of consolidated purchases. In addition, the Company's 10 largest suppliers accounted for approximately 65 percent of consolidated purchases.

For 2016, the Company had purchases from two grain suppliers that approximated 31 percent of consolidated purchases.  In addition, the Company’s 10 largest suppliers accounted for approximately 63 percent of consolidated purchases.

NOTE 11:	OPERATING SEGMENTS

At December 31, 2018 and 2017, the Company had two segments: distillery products and ingredient solutions. The distillery products segment consists of food grade alcohol and distillery co-products, such as distillers feed (commonly called dried distillers grain in the industry) and fuel grade alcohol. The distillery products segment also includes warehouse services, including barrel put away, barrel storage, and barrel retrieval services. Ingredient solutions consists of specialty starches and proteins and commodity starches and proteins.

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

	Year Ended December 31,
	2018	2017	2016
Net sales to customers:
Distillery products	$314,055	$291,008	$265,243
Ingredient solutions	62,034	56,440	53,020
Total(a)	$376,089	$347,448	$318,263

Gross profit:
Distillery products	$71,793	$66,817	$56,836
Ingredient solutions	11,806	9,199	8,447
Total	$83,599	$76,016	$65,283

Depreciation and amortization:
Distillery products	$8,739	$8,490	$8,371
Ingredient solutions	1,567	1,660	1,655
Corporate	1,056	1,158	1,227
Total	$11,362	$11,308	$11,253

Income (loss) before income taxes:
Distillery products	$64,791	$60,424	$53,583
Ingredient solutions	9,336	6,613	5,836
Corporate	(25,147)	(14,279)	(14,702)
Total	$48,980	$52,758	$44,717

(a)
Net sales revenue from foreign sources totaled $19,782, $22,870, and $22,422 for 2018, 2017, and 2016, respectively, and is largely derived from Japan, Thailand, and Canada.  The balance of total net sales revenue is from domestic sources.

	December 31,
	2018	2017
Identifiable Assets
Distillery products	$223,890	$191,321
Ingredient solutions	35,147	28,950
Corporate	18,855	20,057
Total(a)	$277,892	$240,328

(a)	The Company has no assets located in foreign countries.

NOTE 12:	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2018	2017	2016
Non-cash investing and financing activities:
Purchase of property, plant, and equipment in accounts payable	$2,389	$4,522	$4,364
Additional cash payment information:
Interest paid	1,578	1,489	1,467
Income taxes paid	8,818	13,526	16,409

NOTE 13:	DERIVATIVE INSTRUMENTS

Certain commodities the Company uses in its production process, or input costs, exposes it to market price risk due to volatility in the prices for those commodities.  Through the Company's grain supply contracts for its Atchison and Lawrenceburg facilities, its wheat flour supply contract for the Atchison facility, and its natural gas contracts for both facilities, it purchases grain, wheat flour, and natural gas, respectively, for delivery from one to 24 months into the future at negotiated prices.  The Company has determined that the firm commitments to purchase grain, wheat flour, and natural gas under the terms of its supply contracts meets the normal purchases and sales exception as defined under ASC 815,  Derivatives and Hedging, because the quantities involved are for amounts to be consumed within the normal expected production process.

NOTE 14:	RELATED PARTY TRANSACTIONS

In 2018, Pacific Ethanol (formerly ICP) was not a related party of the Company (Note 4). During 2017 and 2016, related party purchases by the Company from ICP were approximately $18,425 and $29,596, respectively, that were included in cost of sales on the Company's Consolidated Statements of Income.

In June 2017, the Company received cash dividend distributions from ICP totaling $7,430, which reduced its investment in ICP (Note 4).

On February 26, 2016, the Company received a cash dividend distribution from ICP of $3,300, which was its 30 percent ownership share of the total distribution.

NOTE 15:	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year Ended December 31, 2018
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$104,850	$95,031	$88,252	$87,956
Cost of sales	79,242	75,432	68,811	69,005
Gross profit	25,608	19,599	19,441	18,951
SG&A expenses	8,996	7,584	8,309	8,562
Operating income	16,612	12,015	11,132	10,389
Interest expense, net	(338)	(334)	(289)	(207)
Income before income taxes	16,274	11,681	10,843	10,182
Income tax expense (Note 6)	4,452	2,673	3,316	1,255
Net income	$11,822	$9,008	$7,527	$8,927

Basic and diluted EPS data	$0.69	$0.52	$0.44	$0.52

Dividends and dividend equivalents per common share and per unit	$0.08	$0.08	$0.08	$0.08

	Year Ended December 31, 2017
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$88,193	$86,333	$85,753	$87,169
Cost of sales	68,668	67,708	66,928	68,128
Gross profit	19,525	18,625	18,825	19,041
SG&A expenses	8,993	8,154	8,311	7,649
Operating income	10,532	10,471	10,514	11,392
Gain on sale of equity method investment (Note 4)(a)	—	11,381	—	—
Equity method investment earnings (loss) (Note 4)	—	—	(819)	471
Interest expense, net	(250)	(224)	(379)	(331)
Income before income taxes	10,282	21,628	9,316	11,532
Income tax expense (benefit) (Note 6)(b)	(2,357)	7,491	2,947	2,854
Net income	$12,639	$14,137	$6,369	$8,678

Basic and diluted EPS data(c)	$0.74	$0.82	$0.37	$0.50

Dividends and dividend equivalents per common share and per unit	$0.04	$0.89	$0.04	$0.04

(a)
Net income was positively impacted during the third quarter of 2017 by a gain on sale of equity method investment of $11,381 related to the sale of the Company's equity ownership interest in ICP to Pacific Ethanol on July 3, 2017 (Note 4).

(b)	Net income was positively impacted during the fourth quarter of 2017 by a provisional income tax benefit of $3,343 related to the Tax Act enacted on December 22, 2017 (Note 6).

(c)	Quarterly EPS amounts may not add to amounts for the year because quarterly and annual EPS calculations are performed separately.

NOTE 16:	SUBSEQUENT EVENTS

Share Repurchase

On February 25, 2019, the Board of Directors approved a $25,000 share repurchase authorization commencing February 27, 2019 through February 27, 2022. Under the share repurchase program, the company can repurchase stock from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws. This share repurchase program may be modified, suspended, or terminated by the company at any time without prior notice.

Dividend Declaration

On February 25, 2019, the Board of Directors declared a quarterly dividend payable to stockholders of record as of March 13, 2019, of our Common Stock and a dividend equivalent payable to holders of certain RSUs as of March 13, 2019, of $0.10 per share and per unit.  The dividend payment and dividend equivalent payment will occur on March 29, 2019.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the fiscal year, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

REPORT ON INTERNAL CONTROLS

Management’s Annual Report on Internal Control Over Financial Reporting and our independent registered public accounting firm’s attestation report on our internal control over financial reporting can be found under Item 8. Financial Statements and Supplementary Data.

CHANGES IN INTERNAL CONTROLS

There has been no change in the Company’s internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during 2018 that has materially affected, or is reasonably likely to materially affect MGP Ingredients, Inc.’s internal control over financial reporting.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the information under Principal Stockholders of the Proxy Statement.

The following is a summary of securities authorized for issuance under equity compensation plans as of December 31, 2018:

	(1) Number of shares to be issued upon exercise of outstanding options, warrants, and rights	(2) Weighted average of exercise price of outstanding options, warrants, and rights	(3) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity compensation plans approved by security holders	329,205	$25.42	1,408,969
Equity compensation plans not approved by security holders	—	—	—
Total	329,205	$25.42	1,408,969

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    The following financial statements are filed as part of this report:

•	Management's Report on Internal Control over Financial Reporting.

▪	Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements and Internal Control over Financial Reporting.

▪	Consolidated Statements of Income – Years Ended December 31, 2018, 2017, and 2016.
Consolidated Statements of Comprehensive Income – Years Ended December 31, 2018, 2017, and 2016.

•	Consolidated Balance Sheets - December 31, 2018 and 2017.

•	Consolidated Statements of Cash Flows – Years Ended December 31, 2018, 2017, and 2016.

▪	Consolidated Statements of Changes in Stockholders’ Equity – Years Ended December 31, 2018, 2017, and 2016.

▪	Notes to Consolidated Financial Statements - Years Ended December 31, 2018, 2017, and 2016.

(b)    Financial Statement Schedules:

We have omitted all other schedules for which provision is made in the applicable accounting regulations of the SEC either because they are not required under the related instructions, because the information required is included in the consolidated financial statements and notes thereto, or because they do not apply.

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

10.1*	Stock Incentive Plan of 2004, as amended (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statements on Form S-8 (File numbers 333-162625 & 333-119860))
10.2.1*
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

10.8*
MGP Ingredients, Inc. Agreement as to Award of Restricted Stock Units Granted under the 2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2014 (File number 000-17196))

10.9*	Compensation Claw Back Policy (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 12, 2011 (File number 000-17196))
10.10*
Form of Indemnification Agreement between MGP Ingredients, Inc. (formerly MGPI Holdings, Inc.) and its Directors and Executive Officers (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed January 5, 2012 (File number 000-17196))

10.11*
Employment Agreement, dated July 23, 2014, between MGP Ingredients, Inc. and Augustus C. Griffin, Chief Executive Officer (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2014 (File number 000-17196))

10.12*
Offer Letter between MGP Ingredients, Inc. and Tom Pigott dated August 28, 2015 (Incorporated by reference to Exhibit 10.27 of the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (File number 000-17196))

10.13*
Employment Agreement between Augustus C. Griffin and MGP Ingredients, Inc. entered into and effective as of October 31, 2017 (Incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2017 (File number 000-17196))

10.14* **	MGPI Processing, Inc. Executive Deferred Compensation Plan
21**	Subsidiaries of the Company
23.1**	Consent of KPMG, LLP, Independent Registered Public Accounting Firm
24	Powers of Attorney executed by all officers and directors of the Company who have signed this report on Form 10-K (Incorporated by reference to the signature pages of this report)
31.1**	CEO Certification pursuant to Rule 13a-14(a)
31.2**	CFO Certification pursuant to Rule 13a-14(a)
32.1**	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
32.2**	CFO Certification furnished pursuant to Rule 13a-14(b)
101**
The following financial information from MGP Ingredients, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017, and (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows (and in the case of (ii), (iii), (iv) and (v)) for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, and (vi) the Notes to the Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement ** Filed herewith

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Atchison, State of Kansas, on this 27th day of February, 2019.

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

Name	Title	Date
/s/Augustus C. Griffin
Augustus C. Griffin	President and Chief Executive Officer (Principal Executive Officer) and Director	February 27, 2019
/s/ Thomas K. Pigott
Thomas K. Pigott	Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2019
/s/ James L. Bareuther
James L. Bareuther	Director	February 27, 2019
/s/ David J. Colo
David J. Colo	Director	February 27, 2019
/s/ Terrence P. Dunn
Terrence P. Dunn	Director	February 27, 2019
/s/ Anthony P. Foglio
Anthony P. Foglio	Director	February 27, 2019
/s/ George W. Page, Jr.
George W. Page, Jr.	Director	February 27, 2019
/s/ Karen Seaberg
Karen Seaberg	Director	February 27, 2019
/s/ M. Jeannine Strandjord
M. Jeannine Strandjord	Director	February 27, 2019
/s/ Lynn Jenkins
Lynn Jenkins	Director	February 27, 2019