Form 10-Q
period 2019-03-31
MGP INGREDIENTS INC
filed 2019-05-01
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Title of each class	Trading Symbol	Name of each exchange on which registered
Common	MGPI	NASDAQ

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
17,014,882 shares of Common Stock, no par value as of April 25, 2019

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter Ended March 31,
	2019	2018
Sales	$89,096	$87,956
Cost of sales	72,436	69,005
Gross profit	16,660	18,951
Selling, general and administrative expenses	8,147	8,562
Operating income	8,513	10,389
Interest expense, net	(252)	(207)
Income before income taxes	8,261	10,182
Income tax expense (benefit) (Note 4)	(1,459)	1,255
Net income	$9,720	$8,927

Income attributable to participating securities	66	175
Net income attributable to common shareholders and used in earnings per share calculation (Note 5)	$9,654	$8,752

Share information:
Basic and diluted weighted average common shares	16,967,631	16,843,255

Basic and diluted earnings per common share	$0.57	$0.52

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Quarter Ended March 31,
	2019	2018
Net income	$9,720	$8,927
Other comprehensive income (loss), net of tax:
Change in Company-sponsored post-employment benefit plan	14	(13)
Comprehensive income	$9,734	$8,914

See accompanying notes to unaudited condensed consolidated financial statements

       MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	March 31, 2019	December 31, 2018
Current Assets
Cash and cash equivalents	$—	$5,025
Receivables (less allowance for doubtful accounts at March 31, 2019, and December 31, 2018 - $24)	43,885	38,797
Inventory	111,330	108,769
Prepaid expenses	2,263	1,320
Refundable income taxes	2,361	712
Total current assets	159,839	154,623

Property, plant, and equipment	297,420	295,893
Less accumulated depreciation and amortization	(177,478)	(175,105)
Property, plant, and equipment, net	119,942	120,788
Operating lease right-of-use asset, net	6,686	—
Other assets	3,633	2,481
Total assets	$290,100	$277,892

Current Liabilities
Current maturities of long-term debt	$390	$386
Accounts payable	19,398	25,363
Accrued expenses	10,629	11,714
Total current liabilities	30,417	37,463

Long-term debt, less current maturities	20,946	21,040
Credit agreement - revolver	21,641	10,588
Operating lease liability	4,631	—
Deferred credits	1,482	1,565
Accrued retirement, health, and life insurance benefits	2,526	2,595
Other noncurrent liabilities	1,516	1,523
Deferred income taxes	1,822	1,677
Total liabilities	84,981	76,451

Commitments and Contingencies (Note 7)
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 18,115,965 shares at March 31, 2019, and December 31, 2018, and 17,014,882 and 16,856,414 shares outstanding at March 31, 2019, and December 31, 2018, respectively	6,715	6,715
Additional paid-in capital	12,636	15,375
Retained earnings	206,851	198,914
Accumulated other comprehensive loss	(81)	(164)
Treasury stock, at cost
Shares of 1,101,083 at March 31, 2019, and 1,259,551 at December 31, 2018	(21,006)	(19,403)
Total stockholders’ equity	205,119	201,441
Total liabilities and stockholders’ equity	$290,100	$277,892

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Quarter Ended March 31,
	2019	2018
Cash Flows from Operating Activities
Net income	$9,720	$8,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,810	2,929
Gain on sale of assets	(138)	—
Share-based compensation	1,125	1,191
Deferred income taxes, including change in valuation allowance	145	279
Changes in operating assets and liabilities:
Receivables, net	(5,088)	(185)
Inventory	(2,561)	(5,727)
Prepaid expenses	(943)	(1,005)
Refundable income taxes	(1,649)	1,048
Accounts payable	(3,976)	(2,238)
Accrued expenses	(3,140)	(4,009)
Deferred credits	(83)	(217)
Accrued retirement health, and life insurance benefits	(11)	(114)
Net cash provided by (used in) operating activities	(3,789)	879
Cash Flows from Investing Activities
Additions to property, plant, and equipment	(3,741)	(6,978)
Deferred compensation plan investments	(1,166)	—
Other	—	(62)
Net cash used in investing activities	(4,907)	(7,040)
Cash Flows from Financing Activities
Payment of dividends and dividend equivalents	(1,714)	(1,375)
Purchase of treasury stock for tax withholding on equity-based compensation	(5,467)	(2,073)
Principal payments on long-term debt	(95)	(93)
Proceeds from credit agreement - revolver	11,025	7,741
Other	(78)	—
Net cash provided by financing activities	3,671	4,200
Decrease in cash and cash equivalents	(5,025)	(1,961)
Cash and cash equivalents, beginning of period	5,025	3,084
Cash and cash equivalents, end of period	$—	$1,123

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2018	$4	$6,715	$15,375	$198,914	$(164)	$(19,403)	$201,441
Comprehensive income:
Net income	—	—	—	9,720	—	—	9,720
Other comprehensive income	—	—	—	—	14	—	14
Dividends and dividend equivalents of $.10 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(1,714)	—	—	(1,714)
Share-based compensation	—	—	1,031	—	—	—	1,031
Stock shares awarded, forfeited, or vested	—	—	(3,770)	—	—	3,864	94
Purchase of treasury stock for tax withholding on share-based compensation	—	—	—	—	—	(5,467)	(5,467)
Adjustment related to Accounting Standards Update 2018-02 adoption	—	—	—	(69)	69	—	—
Balance, March 31, 2019	$4	$6,715	$12,636	$206,851	$(81)	$(21,006)	$205,119

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2017	$4	$6,715	$13,912	$167,129	$(311)	$(18,719)	$168,730
Comprehensive income:
Net income	—	—	—	8,927	—	—	8,927
Other comprehensive loss	—	—	—	—	(13)	—	(13)
Dividends and dividend equivalents of $.08 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(1,374)	—	—	(1,374)
Share-based compensation	—	—	1,052	—	—	—	1,052
Stock shares awarded, forfeited, or vested	—	—	(981)	—	—	1,120	139
Purchase of treasury stock for tax withholding on share-based compensation	—	—	—	—	—	(2,073)	(2,073)
Balance, March 31, 2018	$4	$6,715	$13,983	$174,682	$(324)	$(19,672)	$175,388

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

Basis of Presentation and Principles of Consolidation. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements as of and for the quarter ended March 31, 2019, should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission ("SEC").  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Inventories are stated at lower of cost or net realizable value on the first-in, first-out, or FIFO, method.  Inventory valuations are impacted by constantly changing prices paid for key materials, primarily corn. Inventory consists of the following:

	March 31, 2019	December 31, 2018
Finished goods	$16,681	$17,296
Barreled distillate (bourbons and whiskeys)	79,461	76,374
Raw materials	4,736	4,906
Work in process	1,508	1,550
Maintenance materials	7,623	7,541
Other	1,321	1,102
Total	$111,330	$108,769

Revenue Recognition. Revenue is recognized when control of the promised goods or services, through performance obligations by the Company, is transferred to the customer in an amount that reflects the consideration it expects to be entitled to in exchange for the performance obligations. The term between invoicing and when payment is due is not significant and the period between when the entity transfers the promised good or service to the customer and when the customer pays for that good or service is one year or less.

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

Warehouse services revenue is recognized over the time that warehouse services are rendered and as they are rendered. This is a faithful depiction of the satisfaction of the performance obligation because control of the aging products has already passed to the customer and there are no additional performance activities required by the Company, except as requested by the customer. The performance of the service activities, as requested, is invoiced as satisfied and revenue is concurrently recognized.

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

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $42,204 and $32,018 at March 31, 2019, and December 31, 2018, respectively. The financial statement carrying value of total debt was $42,977 (including unamortized loan fees) and $32,014 (including unamortized loan fees) at March 31, 2019, and December 31, 2018, respectively.  These fair values are considered Level 2 under the fair value hierarchy (also see Note 9).

Recently Adopted Accounting Standard Updates. The Company adopted Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), as of January 1, 2019, using the modified retrospective approach (Note 6). The modified retrospective approach provides a method for recording existing leases at adoption and using the effective date as the date of application (the "effective date method"). Under the effective date method, the comparative period reporting is unchanged. Comparative reporting periods are presented in accordance with Topic 840 (previous lease guidance), while periods subsequent to the effective date are presented in accordance with Topic 842. In addition, the Company elected the available practical expedients and implemented internal controls to enable the preparation of financial information on adoption. Adoption of the new standard resulted in the recording by the Company of right-of-use assets and lease liabilities in its Condensed Consolidated Balance Sheet of $6,598 and $6,952, respectively, as of January 1, 2019. The standard did not impact the Company's consolidated net earnings and also had no impact on its cash flows.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the "Tax Act"). This ASU was effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2018, and was adopted by the Company during the quarter ended March 31, 2019, and had an immaterial effect on its financial results and disclosures.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which more closely aligns the accounting for employee and nonemployee share-based payments. This ASU was effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018, and was adopted by the Company during the quarter ended March 31, 2019, and had no impact on its financial results and disclosures.

Note 2.  Revenue

Disaggregation of Revenue.

The following table presents the Company's revenues by segment and major products and services:

	SALES
	Quarter Ended March 31,
	2019	2018
Distillery Products
Brown Goods	$24,827	$28,201
White Goods	17,182	15,870
Premium beverage alcohol	42,009	44,071
Industrial alcohol	20,443	19,344
Food grade alcohol	62,452	63,415
Fuel grade alcohol	1,501	1,863
Distillers feed and related co-products	7,095	6,224
Warehouse services	3,529	2,875
Total distillery products	$74,577	$74,377

Ingredient Solutions
Specialty wheat starches	$6,881	$6,801
Specialty wheat proteins	4,442	4,736
Commodity wheat starches	2,262	2,042
Commodity wheat proteins	934	—
Total ingredient solutions	$14,519	$13,579

Total sales	$89,096	$87,956

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

Note 3.  Corporate Borrowings

Indebtedness Outstanding.

Description(a)	March 31, 2019	December 31, 2018
Credit Agreement - Revolver, 3.87% (variable rate) due 2022	$22,025	$11,000
Secured Promissory Note, 3.71% (fixed rate) due 2022	1,499	1,594
Prudential Note Purchase Agreement, 3.53% (fixed rate) due 2027	20,000	20,000
Total indebtedness outstanding	43,524	32,594
Less unamortized loan fees(b)	(547)	(580)
Total indebtedness outstanding, net	$42,977	$32,014
Less current maturities of long-term debt	(390)	(386)
Long-term debt	$42,587	$31,628

(a) Interest rates are as of March 31, 2019.
(b) Loan fees are being amortized over the life of the Credit Agreement and Note Purchase Agreement.

Credit and Note Purchase Agreements. The Company's Credit Agreement with Wells Fargo Bank, National Association, provides for a $150,000 revolving credit facility. The Company may increase the facility from time to time by an aggregate principal amount of up to $25,000 provided certain conditions are satisfied and at the discretion of the lender. The Credit Agreement matures on August 23, 2022. The Credit Agreement includes certain requirements and covenants, which the Company was in compliance with at March 31, 2019. As of March 31, 2019, the Company's total outstanding borrowings under the Credit Agreement were $22,025 leaving $127,975 available.

The Company's Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. The Note Purchase Agreement provides for the issuance of up to $75,000 of Senior Secured Notes, and the Company issued $20,000 of Senior Secured Notes with a maturity date of August 23, 2027. The Note Purchase Agreement includes certain requirements and covenants, which the Company was in compliance with at March 31, 2019.

Note 4. Income Taxes
The Company's tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the estimated annual effective tax rate is updated and a year-to-date adjustment is made to the provision. The Company's quarterly effective tax rate is subject to significant change due to the effect of discrete items arising in a given quarter. There was an income tax benefit for the quarter ended March 31, 2019, of $1,459, for an effective tax rate of (17.7) percent. The effective tax rate differed from the 21 percent federal statutory rate on pretax income, primarily due to the tax impact of vested share-based awards, the tax impact of state and federal tax credits, partially offset by state taxes and certain compensation being subject to the compensation deduction limitations applicable for public companies.

Income tax expense for the quarter ended March 31, 2018, was $1,255, for an effective tax rate for the quarter of 12.3 percent. The effective tax rate differed from the 21 percent federal statutory rate on pretax income, primarily due to the tax impact of vested share-based awards, income tax credits including state income tax credits in Indiana and Kansas, partially offset by state taxes.

Note 5.  EPS

The computations of basic and diluted EPS:

	Quarter Ended March 31,
	2019	2018
Operations:
Net income(a)	$9,720	$8,927
Less: Income attributable to participating securities(b)	66	175
Net income attributable to common shareholders	$9,654	$8,752

Share information:
Basic and diluted weighted average common shares(c)	16,967,631	16,843,255

Basic and diluted EPS	$0.57	$0.52

(a)	Net income attributable to all shareholders.

(b)	Participating securities included 112,865 and 338,375 unvested restricted stock units ("RSUs"), at March 31, 2019 and 2018, respectively.

(c)	Under the two-class method, basic and diluted weighted average common shares at March 31, 2019 and 2018, exclude unvested participating securities.

Note 6.  Leases

The Company has operating leases for railcars, computer equipment, an office space, and certain equipment. The Company has no finance leases. Leases with terms of twelve months or less are not recorded on the Company's Condensed Consolidated Balance Sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. For leases beginning in 2019 and later, lease components are accounted for separately from non-lease components, such as common-area maintenance, based on the relative, observable standalone prices of the components.

The Company's leases have remaining lease terms of one year to five years, some of which may include options to extend the lease. Options to renew the Company's leases were not considered when assessing the value of the right-of-use assets because the Company was not reasonably certain that it will assert the options to renew the leases. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

Leases	March 31, 2019
Assets
Operating	$6,686
Total leased assets(a)	$6,686	(b)

Liabilities
Current Operating	$2,434	(c)
Noncurrent Operating	4,631	(d)
Total operating lease liability(a)	$7,065

(a) The Company has no finance lease assets or liabilities.
(b) Recorded in Operating lease right-of-use-asset, net, on the Company's Condensed Consolidated Balance Sheet.
(c) Recorded as a component of Accrued expenses on the Company's Condensed Consolidated Balance Sheet.
(d) Recorded in Operating lease liability on the Company's Condensed Consolidated Balance Sheet.

Lease Costs	Quarter Ended March 31,
2019
Operating lease costs	$589
Short-term lease costs	303
Sublease income	(24)
Net lease costs(a)(b)	$868

(a) The Company has no finance lease costs.
(b) Recorded as a component of Operating income on the Company's Condensed Consolidated Statement of Income.

Other Information(a)	Quarter Ended March 31,
2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$565

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$576

Weighted average discount rate
Operating leases	5.88%

Weighted average remaining lease term
Operating leases	3.3 years

(a) The Company has no finance leases.

Maturity of Operating Lease Liabilities(a)	March 31, 2019
2019	$2,168
2020	2,278
2021	1,684
2022	1,079
2023	496
After 2023	57
Total lease payments	$7,762
Less interest	(697)
Total operating lease liability	$7,065

(a) The Company has no finance leases.

At December 31, 2018, under ASC 840, Leases, the Company’s lease disclosures were:
Operating Leases. The Company leases railcars and other assets under various operating leases. For railcar leases, which are the majority, the Company is generally required to pay all service costs associated with the railcars. Rental payments include minimum rentals, and rental expenses with terms longer than one month were $2,081, $2,372, and $2,561 for 2018, 2017, and 2016, respectively. Annual commitments under non-cancelable operating leases totaled $6,897 for the five years ending December 31, 2023, and an additional $55 thereafter.

The Company's future minimum rental payments were $2,224, $1,858, $1,357, $977, and $481 for the years ending December 31, 2019, 2020, 2021, 2022, and 2023, respectively.

Maturity of Operating Lease Liabilities	December 31, 2018
2019	$2,224
2020	1,858
2021	1,357
2022	977
2023	481
After 2023	55
Total lease commitments	$6,952

Note 7.  Commitments and Contingencies

There are various legal and regulatory proceedings involving the Company and its subsidiaries.  The Company accrues estimated costs for a contingency when management believes that a loss is probable and can be reasonably estimated.

A chemical release occurred at the Company's Atchison facility on October 21, 2016, which resulted in emissions venting into the air ("the Atchison Chemical Release"). The Company reported the event to the Environmental Protection Agency ("EPA"), the Occupational Safety and Health Administration ("OSHA"), and to Kansas and local authorities on that date, and has cooperated fully to investigate and ensure that all appropriate response actions were taken.

OSHA completed its investigation of the Atchison Chemical Release and, on April 19, 2017, issued its penalty to the Company in the amount of $138. Management settled this assessment with OSHA in full for $75, which was paid on May 16, 2017. A portion, or all, of the penalty amount may be covered by insurance.

The EPA informed the Company on August 1, 2017, that it intends to seek civil penalties of approximately $250 in connection with its investigation of the Atchison Chemical Release. Since the Company expects a negotiated resolution of the EPA civil case and EPA-proposed civil penalties are not material to the quarter ended March 31, 2019, the Company has not included an accrual in its results. A portion, or all, of the settled penalty amount may be covered by insurance.

On March 6, 2019, federal charges for alleged violations of the Clean Air Act related to the Atchison Chemical Release were filed against a company named Midwest Grain Products, Inc., along with another unaffiliated company. The indicted entity Midwest Grain Products, Inc., has not existed since 2002, but it was part of the corporate lineage of the Company. The Company or one of its subsidiaries may face these charges in the future. If convicted, the statutory maximum penalty could result in a fine of up to $1,500. If so charged, the Company intends to offer a vigorous defense against the charges. Due to the inherent uncertainty of the matter and because the potential penalties are not material to the quarter ended March 31, 2019, the Company has not included an accrual in its results.

Private plaintiffs have also initiated, and additional private plaintiffs may initiate, legal proceedings for damages resulting from the Atchison Chemical Release, but the Company is currently unable to reasonably estimate the amount of any such damages that might result. The Company's insurance is expected to provide coverage of any damages to private plaintiffs, subject to a deductible of $250, but certain regulatory fines or penalties may not be covered and there can be no assurance to the amount or timing of possible insurance recoveries if ultimately claimed by the Company.

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

As of March 31, 2019, 344,562 RSUs had been granted of the 1,500,000 shares approved under the 2014 Plan, and 71,523 shares had been granted of the 300,000 shares approved under the Directors' Plan. As of March 31, 2019, there were 118,795 unvested RSUs under the Company’s long-term incentive plans and 112,865 were participating securities (Note 5).

Deferred Compensation Plan. The Company established an unfunded Executive Deferred Compensation Plan ("EDC Plan") effective as of June 30, 2018, with a purpose to attract and retain highly-compensated key employees by providing participants with an opportunity to defer receipt of a portion of their salary, bonus, and other specified compensation. The Company's obligations under this plan will change in conjunction with the performance of the participants' investments, along with contributions to and withdrawals from the plan. Realized and unrealized gains (losses) on deferred compensation plan investments were insignificant and were included as a component of operating income in the Company’s consolidated statement of income at March 31, 2019, because the Company’s deferred compensation investments consist of mutual funds that are considered trading securities.

Plan investments are classified as Level 1 in the fair value hierarchy since the investments trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis. From plan inception through December 31, 2018, participants were able to direct the deferral of a portion of their 2018 Short-term incentive plan ("STI Plan") amounts that were paid during first quarter 2019. At the time of payment, the amounts elected for deferral were deposited into the EDC Plan by the Company and allocated by participants among Company-determined investment options.

For 2019, participants are able to direct the deferral of a portion of their 2019 base salary and a portion of their estimated, accrued 2019 STI Plan amount. Base salary amounts elected for deferral are deposited into the EDC Plan by the Company on a weekly basis and allocated by participants among Company-determined investment options. At March 31, 2019, the EDC Plan investments were $1,193 and were recorded in Other assets on the Company's Condensed Consolidated Balance Sheet. The EDC Plan liability for base pay and the 2019 STI Plan was $1,421. The current portion of the liability is comprised of estimated amounts to be paid to participants within one year. At March 31, 2019, $179 of the EDC Plan liability was considered current and was included in Accrued expenses in the Company's Condensed Consolidated Balance Sheet, and $1,242 was considered non-current and was included in Other noncurrent liabilities on the Company's Condensed Consolidated Balance Sheet.

Note 9.  Operating Segments

At March 31, 2019 and 2018, the Company had two segments: distillery products and ingredient solutions. The distillery products segment consists of food grade alcohol and distillery co-products, such as distillers feed (commonly called dried distillers grain in the industry) and fuel grade alcohol. The distillery products segment also includes warehouse services, including barrel put away, storage, retrieval, and blending services. Ingredient solutions consists of specialty starches and proteins and commodity starches and proteins.

Operating profit for each segment is based on sales less identifiable operating expenses.  Non-direct SG&A, interest expense, other special charges, and other general miscellaneous expenses are excluded from segment operations and are classified as Corporate.  Receivables, inventories, and equipment have been identified with the segments to which they relate.  All other assets are considered as Corporate.

	Quarter Ended March 31,
	2019	2018
Sales to Customers
Distillery products	$74,577	$74,377
Ingredient solutions	14,519	13,579
Total	89,096	87,956
Gross Profit
Distillery products	15,239	15,870
Ingredient solutions	1,421	3,081
Total	16,660	18,951
Depreciation and Amortization
Distillery products	2,169	2,241
Ingredient solutions	372	434
Corporate	269	254
Total	2,810	2,929
Income (loss) before Income Taxes
Distillery products	13,435	14,177
Ingredient solutions	775	2,424
Corporate	(5,949)	(6,419)
Total	$8,261	$10,182

The following table allocates assets to each segment as of:

	March 31, 2019	December 31, 2018
Identifiable Assets
Distillery products	$235,306	$223,890
Ingredient solutions	36,003	35,147
Corporate	18,791	18,855
Total	$290,100	$277,892

Note 10.  Subsequent Events

On April 29, 2019, the Board of Directors declared a quarterly dividend payable to stockholders of record as of May 15, 2019, of the Company's Common Stock, and a dividend equivalent payable to holders of certain RSUs as of May 15, 2019, of $.10 per share and per unit, payable on May 31, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands, unless otherwise noted)

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This Report on Form 10-Q contains forward looking statements as well as historical information.  All statements, other than statements of historical facts, regarding the prospects of our industry and our prospects, plans, financial position, and strategic plan may constitute forward looking statements.  In addition, forward looking statements are usually identified by or are associated with such words as "intend," "plan," "believe," "estimate," "expect," "anticipate," "hopeful," "should," "may," "will," "could," "encouraged," "opportunities," "potential," and/or the negatives or variations of these terms or similar terminology.  Forward looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from those expressed or implied in the forward looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward looking statements is included in the section titled "Risk Factors" (Item 1A) of our Annual Report on Form 10-K for the year ended December 31, 2018. Forward looking statements are made as of the date of this report, and we undertake no obligation to update or revise publicly any forward looking statements, whether because of new information, future events or otherwise.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this Form 10-Q, as well as our audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations - General, set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

RESULTS OF OPERATIONS

Consolidated results

	March 31,
	2019	2018	2019 v. 2018
Sales	$89,096	$87,956	1.3%
Cost of sales	72,436	69,005	5.0
Gross profit	16,660	18,951	(12.1)
Gross margin %	18.7%	21.5%	(2.8)	pp(a)
Selling, general, and administrative ("SG&A") expenses	8,147	8,562	(4.8)
Operating income	8,513	10,389	(18.1)
Operating margin %	9.6%	11.8%	(2.2)	pp
Interest expense, net	(252)	(207)	21.7
Income before income taxes	8,261	10,182	(18.9)
Income tax expense (benefit)	(1,459)	1,255	(216.3)
Effective tax expense rate %	(17.7)%	12.3%	(30.0)	pp
Net income	$9,720	$8,927	8.9%
Net income margin %	10.9%	10.1%	0.8	pp

(a) Percentage points ("pp").

Sales - Sales for quarter ended March 31, 2019, were $89,096, an increase of 1.3 percent compared to the year-ago quarter, which was the result of increased sales in both segments. Within the distillery products segment, sales were up 0.3 percent, primarily due to increases in the sales of white goods within premium beverage alcohol, industrial alcohol, distillers feed and related co-products, and warehouse services, partially offset by a decline in the sales of brown goods within premium beverage alcohol. Within the ingredient solutions segment, sales were up 6.9 percent. Sales of commodity wheat proteins and starches and specialty wheat starches were higher, partially offset by a decrease in sales of specialty wheat proteins (see Segment Results).

Gross profit - Gross profit for quarter ended March 31, 2019, was $16,660, a decrease of 12.1 percent compared to the year-ago quarter. The decrease was driven by a decrease in gross profit in both the ingredient solutions and distillery products segments. In the ingredient solutions segment, gross profit decreased by $1,660, or 53.9 percent. In the distillery products segment, gross profit declined by $631, or 4.0 percent (see Segment Results).

SG&A expenses - SG&A expenses for quarter ended March 31, 2019, were $8,147, a decrease of 4.8 percent compared to the year-ago quarter. The decrease in SG&A was primarily due to lower professional fees, partially offset by an increase in personnel costs.

Operating income - Operating income for quarter ended March 31, 2019, decreased to $8,513 from $10,389 for quarter ended March 31, 2018, primarily due to a decrease in gross profit in both our ingredient solutions and distillery products segments, partially offset by a decrease in the above-described SG&A expenses.

Operating income, quarter versus quarter	Operating Income	Change
Operating income for quarter ended March 31, 2018	$10,389
Decrease in gross profit - ingredient solutions segment(a)	(1,660)	(16.0)	pp(b)
Decrease in gross profit - distillery products segment(a)	(631)	(6.1)	pp
Decrease in SG&A expenses	415	4.0	pp
Operating income for quarter ended March 31, 2019	$8,513	(18.1)%

(a) See segment discussion.
(b) Percentage points ("pp").

Income tax expense - There was an income tax benefit for quarter ended March 31, 2019, of $1,459, for an effective tax rate of (17.7) percent. Income tax expense for the quarter ended March 31, 2018, was $1,255, for an effective tax rate of 12.3 percent. The significant decrease in income tax expense, quarter versus quarter, was primarily due to the tax impact of vested share-based awards.

Earnings per share ("EPS") - EPS was $0.57 for quarter ended March 31, 2019, compared to $0.52 for quarter ended March 31, 2018. EPS increased, quarter versus quarter, primarily due to the tax impact of vested share-based awards, partially offset by a decrease in operations (see above).

Change in basic and diluted EPS, quarter versus quarter	Basic and Diluted EPS	Change
Basic and diluted EPS for quarter ended March 31, 2018	$0.52
Decrease in operations(a)	(0.10)	(19.2)	pp(b)
Tax: Change in share-based compensation	0.11	21.1	pp
Tax: Change in effective tax rate (excluding above tax item)	0.04	7.7	pp
Basic and diluted EPS for quarter ended March 31, 2019	$0.57	9.6%

(a)	Item is net of tax based on the effective tax rate for the base year (2018).

(b)	Percentage points ("pp").

SEGMENT RESULTS

Distillery Products

	DISTILLERY PRODUCTS SALES
	Quarter Ended March 31,		Quarter versus Quarter Sales Change Increase / (Decrease)
	2019	2018	$ Change	% Change

Brown Goods	$24,827	$28,201	$(3,374)	(12.0)%
White Goods	17,182	15,870	1,312	8.3
Premium beverage alcohol	42,009	44,071	(2,062)	(4.7)
Industrial alcohol	20,443	19,344	1,099	5.7
Food grade alcohol	62,452	63,415	(963)	(1.5)
Fuel grade alcohol	1,501	1,863	(362)	(19.4)
Distillers feed and related co-products	7,095	6,224	871	14.0
Warehouse services	3,529	2,875	654	22.7
Total distillery products	$74,577	$74,377	$200	0.3%

	Change in Quarter-versus-Quarter Sales Attributed to:
	Total	Volume	Net Price/Mix
Premium beverage alcohol	(4.7)%	0.5%	(5.2)%

	Other Financial Information
	Quarter Ended March 31,		Quarter versus Quarter Increase / (Decrease)
	2019	2018	$ Change	% Change

Gross profit	$15,239	$15,870	$(631)	(4.0)%
Gross margin %	20.4%	21.3%		(0.9)	pp(a)

(a) Percentage points ("pp").

Total sales of distillery products increased $200, or 0.3 percent. Sales of white goods within premium beverage alcohol, industrial alcohol, distillers feed and related co-products, and warehouse services increased, while sales of brown goods within premium beverage alcohol and fuel grade alcohol decreased compared to the prior-year quarter. The increase in sales of white goods was driven by higher sales volume and a higher average selling price. The decline in sales of brown goods was driven by lower sales volume, partially offset by a higher average selling price. Industrial alcohol sales growth was driven by higher sales volume and a higher average selling price. The increase in sales of distillers feed and related co-products was primarily due to a higher average selling price and higher sales volume reflecting improved market conditions during the quarter.
Gross profit decreased quarter versus quarter by $631, or 4.0 percent. Gross margin for the quarter ended March 31, 2019, decreased to 20.4 percent from 21.3 percent for the prior-year quarter. The decline in gross profit was primarily due to lower gross margins and profits on white goods within premium beverage alcohol, lower sales volume of brown goods within premium beverage alcohol, and lower gross margins and profits on industrial alcohol, partially offset by higher gross profits on distillers feed and related co-products and warehouse services. Both white goods within premium beverage alcohol and industrial alcohol saw slightly-improved pricing, but not enough to cover increased input costs, as oversupply in the market prevented fully passing through changes in input costs.

Ingredient Solutions

	INGREDIENT SOLUTIONS SALES
	Quarter Ended March 31,		Quarter versus Quarter Sales Change Increase / (Decrease)
	2019	2018	$ Change	% Change

Specialty wheat starches	$6,881	$6,801	$80	1.2%
Specialty wheat proteins	4,442	4,736	(294)	(6.2)
Commodity wheat starches	2,262	2,042	220	10.8
Commodity wheat proteins	934	—	934	N/A
Total ingredient solutions	$14,519	$13,579	$940	6.9%

	Change in Quarter-versus-Quarter Sales Attributed to:
	Total	Volume	Net Price/Mix
Total ingredient solutions	6.9%	9.2%	(2.3)%

	Other Financial Information
	Quarter Ended March 31,		Quarter versus Quarter Increase / (Decrease)
	2019	2018	$ Change	% Change

Gross profit	1,421	$3,081	$(1,660)	(53.9)%
Gross margin %	9.8%	22.7%		(12.9)	pp(a)

(a) Percentage points ("pp").

Total ingredient solutions sales for quarter ended March 31, 2019, increased by $940, or 6.9 percent, compared to the prior-year quarter. Quarter versus quarter, this increase was driven by higher sales of commodity wheat proteins and starches and specialty wheat starches, partially offset by a decrease in sales of specialty wheat proteins, primarily due to the loss of a large customer.
Gross profit decreased quarter versus quarter by $1,660, or 53.9 percent. Gross margin for the quarter ended March 31, 2019, decreased to 9.8 percent from 22.7 percent for the prior-year quarter. The decrease in gross profit was primarily due to increased production costs resulting from higher input costs and flood-related costs, and the loss of the above-mentioned specialty wheat protein customer, partially offset by increased sales of commodity wheat proteins.

CASH FLOW, FINANCIAL CONDITION AND LIQUIDITY

We believe our financial condition continues to be of high quality, as evidenced by our ability to generate adequate cash from operations while having ready access to capital at competitive rates.

Operating cash flow and debt through our Credit Agreement and Note Purchase Agreement (Note 3) provide the primary sources of cash to fund operating needs and capital expenditures. These same sources of cash are used to fund shareholder dividends and other discretionary uses. Going forward, we expect to use cash to implement our invest to grow strategy, particularly in the distillery products segment. Our overall liquidity reflects our strong business results and an effective cash management strategy that takes into account liquidity management, economic factors, and tax considerations. We expect our sources of cash, including our Credit Agreement and Note Purchase Agreement, to be adequate to provide for budgeted capital expenditures and anticipated operating requirements for the foreseeable future.

Cash Flow Summary

	Quarter Ended March 31,
	2019	2018	Changes, Quarter vs. Quarter
Cash provided by (used in) operating activities:		.
Net income, after giving effect to adjustments to reconcile net income to net cash provided by operating activities	$13,662	$13,326	$336
Receivables, net	(5,088)	(185)	(4,903)
Inventory	(2,561)	(5,727)	3,166
Refundable income taxes	(1,649)	1,048	(2,697)
Accounts payable	(3,976)	(2,238)	(1,738)
Other, net	(4,177)	(5,345)	1,168
Total	$(3,789)	$879	$(4,668)
Cash used in investing activities:
Additions to property, plant, and equipment	(3,741)	(6,978)	3,237
Deferred compensation plan investments	(1,166)	—	(1,166)
Other	—	(62)	62
Total	$(4,907)	$(7,040)	$2,133
Cash provided by financing activities:
Purchase of treasury stock for tax withholding on equity-based compensation	(5,467)	(2,073)	(3,394)
Proceeds on debt, net	10,930	7,648	3,282
Other	(1,792)	(1,375)	(417)
Total	$3,671	$4,200	$(529)
Decrease in cash and cash equivalents	$(5,025)	$(1,961)	$(3,064)

Changes, quarter versus quarter. Cash decreased $5,025 in quarter ended March 31, 2019, compared to a decrease of $1,961 in quarter ended March 31, 2018, for a net decrease in cash of $3,064, quarter versus quarter.

Cash used in operating activities for quarter ended March 31, 2019, was $3,789, compared to cash provided by operating activities of $879 for quarter ended March 31, 2018, resulting in lower cash from operations quarter versus quarter, of $4,668. Decreased cash flows were primarily due to an increase in receivables, net, of $4,903, reflecting increased sales in quarter ended March 31, 2019, compared to quarter ended March 31, 2018, and the timing of customer payments, an increase in refundable income taxes of $2,697, due to the tax effect of discrete items, and a decline in accounts payable of $1,738, related to the timing of cash disbursements compared to quarter ended March 31, 2018. Cash flow decreases were partially offset by cash flow increases, primarily related to a decrease in inventory of $3,166, primarily due to a decrease in the build up of finished goods and raw materials inventories.

Cash used in investing activities for quarter ended March 31, 2019, was $4,907, compared to cash used in investing activities of $7,040 for quarter ended March 31, 2018, resulting in decreased cash used in investing activities, quarter versus quarter, of $2,133. The change in cash outflows was primarily due to a decrease in additions to property, plant, and equipment of $3,237 (see Capital Spending), partially offset by an increase in the deferred compensation plan balance of $1,166.

Cash provided by financing activities for quarter ended March 31, 2019, was $3,671, compared to cash provided by financing activities of $4,200 for year to date ended March 31, 2018, reflecting a net decrease, quarter versus quarter, in cash provided by financing activities of $529. Net changes in cash flows from financing activities reflected an increase in the purchase of treasury stock for tax withholding on equity-based compensation of $3,394, partially offset by an increase in proceeds on debt, net, of $3,282.

Capital Spending. We manage capital spending to support our business growth plans. Investments in plant, property and equipment were $3,741 and $6,978, respectively, for quarters ended March 31, 2019 and 2018. Adjusted for the change in capital expenditures in accounts payable for quarters ended March 31, 2019 and 2018, of $(1,989) and $(3,169), respectively, total capital expenditures were $1,752 and $3,809, respectively. We expect approximately $23,000 in capital expenditures in 2019 for facility improvement and expansion (including warehouse expansion), facility sustenance projects, and environmental health and safety projects.

As part of our strategic plan to support the growth of the American Whiskey category, we previously announced a $33,800 warehouse expansion project.  Based on the continued strong growth in the American Whiskey category and demand for our products, and as announced in 2018, we expanded the scope of the project and added an incremental investment of approximately $18,000, bringing our total warehouse expansion project investment to approximately $51,800. As of March 31, 2019, we had incurred approximately $45,000 of the total investment. The estimated project completion date is by the end of calendar year 2020.
Treasury Purchases. 233,841 RSUs vested and converted to common shares for employees during quarter ended March 31, 2019, of which we withheld and purchased for treasury 76,996 shares valued at $5,467 to cover payment of associated withholding taxes.
69,363 RSUs vested and converted to common shares for employees during quarter ended March 31, 2018, of which we withheld and purchased for treasury 23,925 shares valued at $2,073 to cover payment of associated withholding taxes.

Share Repurchases. On February 25, 2019, the Board of Directors approved a $25,000 share repurchase authorization commencing February 27, 2019, through February 27, 2022. Under the share repurchase program, we can repurchase stock from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws. This share repurchase program may be modified, suspended, or terminated by us at any time without prior notice. From the commencement date of the authorization period through the end of the quarter ended March 31, 2019, no shares were repurchased under the program.

Dividends and Dividend Equivalents

Dividend and Dividend Equivalent Information (per Share and Unit)
Declaration date	Record date	Payment date	Declared	Paid	Dividend payment	Dividend equivalent payment(a)(b)	Total payment(b)
2019
February 25, 2019	March 13, 2019	March 29, 2019	$0.10	$0.10	$1,701	$13	$1,714
			$0.10	$0.10	$1,701	$13	$1,714
2018
February 21, 2018	March 9, 2018	March 23, 2018	$0.08	$0.08	$1,348	$27	$1,375
			$0.08	$0.08	$1,348	$27	$1,375

(a) Dividend equivalent payments on unvested participating securities.
(b) Includes estimated forfeitures.

On April 29, 2019, the Board of Directors declared a quarterly dividend payable to stockholders of record as of May 15, 2019, of the Company's Common Stock, and a dividend equivalent payable to holders of certain RSUs as of May 15, 2019, of $.10 per share and per unit, payable on May 31, 2019.

Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including brand development and share repurchase activities) and the overall cost of capital. Total debt was $42,977 (net of unamortized loan fees of $547) at March 31, 2019, and $32,014 (net of unamortized loan fees of $580) at December 31, 2018.

Financial Condition and Liquidity. Our principal uses of cash in the ordinary course of business are for input costs used in our production processes, salaries, capital expenditures, and investments supporting our strategic plan, such as the aging of barreled distillate. As part of our strategy, as demand grows for American whiskeys, in both the United States and global markets, we are building our inventories of aged premium whiskeys to fully participate in this growth (see "Barreled distillate (bourbons and whiskeys)" in Note 1).  Generally, during periods when commodities prices are rising, our operations require increased use of cash to support inventory levels.
Our principal sources of cash are product sales and borrowing on our Credit Agreement and Note Purchase Agreement.  Under our Credit Agreement and Note Purchase Agreement, we must meet certain financial covenants and restrictions, and at March 31, 2019, we met those covenants and restrictions.
At March 31, 2019, our current assets exceeded our current liabilities by $129,422, largely due to our inventories, at cost, of $111,330. At March 31, 2019, our cash balance was $0 and we have used our Credit Agreement and Note Purchase Agreement for liquidity purposes, with $127,975 remaining for additional borrowings. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We regularly assesses our cash needs and the available sources to fund these needs. We utilize short-term and long-term debt to fund discretionary items, such as capital investments and dividend payments. In addition, we have strong operating results such that financial institutions should provide sufficient credit funding to meet short-term financing requirements, if needed.

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

Interest Rate Exposures. Our Credit Agreement and Note Purchase Agreement (Note 3) expose us to market risks arising from adverse changes in interest rates. Established procedures and internal processes govern the management of this market risk.

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on weighted average outstanding variable-rate borrowings at March 31, 2019, a 100 basis point increase over the non-default rates actually in effect at such date would increase our interest expense on an annualized basis by $143. Based on weighted average outstanding fixed-rate borrowings at March 31, 2019, a 100 basis point increase in market rates would result in a decrease in the fair value of our outstanding fixed-rate debt of $957, and a 100 basis point decrease in market rates would result in an increase in the fair value of our outstanding fixed-rate debt of $1,017.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the quarter ended March 31, 2019, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. On January 1, 2019, we adopted Topic 842 (see Note 6).  We implemented internal controls to ensure we adequately evaluated our contracts for leases and properly assessed the impact of the new accounting standard on our financial statements.  The adoption of the new lease standard had no impact on January 1, 2019, retained earnings. We implemented changes to our business processes related to lease recognition and the control activities within them.  The changes included training within business operations management, ongoing contract review and monitoring, and gathering of information for disclosures.

There were no other changes in the Company’s internal controls over financial reporting during the fiscal quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Reference is made to Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2018, and Note 7 to this Report on Form 10-Q for information on certain proceedings to which we are subject.
We are a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us. On March 6, 2019, Midwest Grain Products, Inc. was indicted in the U.S. District Court for the District of Kansas for alleged violations of the Clean Air Act related to a chemical release at the Company’s Atchison, Kansas facility on October 21, 2016. The indicted entity, Midwest Grain Products, Inc., has not existed since 2002, but it was part of the corporate lineage of the Company. The Company or one of its subsidiaries may face these charges in the future. If convicted, the statutory maximum penalty could result in a fine of up to $1,500. If so charged, the Company intends to offer a vigorous defense against the charges.

ITEM 1A.    RISK FACTORS

Risk factors are described in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes thereto during the quarter or year to date ended March 31, 2019.
ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no unregistered sale of equity securities during the quarter ended March 31, 2019.

ISSUER PURCHASES OF EQUITY SECURITIES

	(1) Total Number of Shares (or Units) Purchased		(2) Average Price Paid per Share (or Unit)	(3) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(4) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2019, through January 31, 2019	45,235	(a)	$67.32	—
February 1, 2019, through February 28, 2019	31,761	(a)	$76.25	—
March 1, 2019, through March 31, 2019				—	1,382,411
Total	76,996			—

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
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2019, and December 31, 2018, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, (v) Condensed Consolidated Statement of Changes in Stockholders' Equity, and (vi) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date:	May 1, 2019	By	/s/ Augustus C. Griffin
Augustus C. Griffin, President and Chief Executive Officer

Date:	May 1, 2019	By	/s/ Brandon M. Gall
Brandon M. Gall, Vice President, Finance and Chief Financial Officer