Form 10-Q
period 2019-06-30
MGP INGREDIENTS INC
filed 2019-07-31
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________________ to _________________________________

Commission File Number:  0-17196

MGP INGREDIENTS, INC.
(Exact name of registrant as specified in its charter)

Kansas	45-4082531
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Commercial Street
Atchison	Kansas	66002
(Address of principal executive offices)		(Zip Code)
(913) 367-1480
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, no par value	MGPI	NASDAQ Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an “emerging growth company.”  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
☒ Large accelerated filer                                                         ☐ Accelerated filer
☐ Non-accelerated filer (Do not check if smaller reporting company)    ☐ Smaller Reporting Company
☐Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
17,024,938 shares of Common Stock, no par value as of July 25, 2019

METHOD OF PRESENTATION

Throughout this Report, when we refer to “the Company,” “MGP,” “we,” “us,” “our,” and words of similar import, we are referring to the combined business of MGP Ingredients, Inc. and its consolidated subsidiaries, except to the extent that the context otherwise indicates. In this document, for any references to Note 1 through Note 10, refer to the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1.

All amounts in this report, except for share, par values, bushels, gallons, pounds, mmbtu, proof gallons, per share, per bushel, per gallon, per proof gallon and percentage amounts, are shown in thousands unless otherwise noted.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter Ended June 30,		Year to Date Ended June 30,
	2019	2018	2019	2018
Sales (Note 2)	$90,501	$88,252	$179,597	$176,208
Cost of sales	70,979	68,811	143,415	137,816
Gross profit	19,522	19,441	36,182	38,392
Selling, general and administrative expenses	8,648	8,309	16,795	16,871
Operating income	10,874	11,132	19,387	21,521
Interest expense, net	(321)	(289)	(573)	(496)
Income before income taxes	10,553	10,843	18,814	21,025
Income tax expense (Note 4)	2,642	3,316	1,183	4,571
Net income	$7,911	$7,527	$17,631	$16,454

Income attributable to participating securities	51	148	117	323
Net income attributable to common shareholders and used in earnings per share calculation (Note 5)	$7,860	$7,379	$17,514	$16,131

Share information:
Basic and diluted weighted average common shares	17,021,599	16,869,481	16,994,864	16,856,423

Basic and diluted earnings per common share	$0.46	$0.44	$1.03	$0.96

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Quarter Ended June 30,		Year to Date Ended June 30,
	2019	2018	2019	2018
Net income	$7,911	$7,527	$17,631	$16,454
Other comprehensive income (loss), net of tax:
Change in Company-sponsored post-employment benefit plan	(16)	41	(2)	28
Comprehensive income	$7,895	$7,568	$17,629	$16,482

See accompanying notes to unaudited condensed consolidated financial statements

       MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	June 30, 2019	December 31, 2018
Current Assets
Cash and cash equivalents	$2,162	$5,025
Receivables (less allowance for doubtful accounts at June 30, 2019, and December 31, 2018 - $24)	41,604	38,797
Inventory	118,007	108,769
Prepaid expenses	1,834	1,320
Refundable income taxes	5,404	712
Total current assets	169,011	154,623

Property, plant, and equipment	299,666	295,893
Less accumulated depreciation and amortization	(179,772)	(175,105)
Property, plant, and equipment, net	119,894	120,788
Operating lease right-of-use asset, net	6,163	—
Other assets	3,656	2,481
Total assets	$298,724	$277,892

Current Liabilities
Current maturities of long-term debt	$393	$386
Accounts payable	20,711	25,363
Accrued expenses	11,014	11,714
Total current liabilities	32,118	37,463

Long-term debt, less current maturities	40,851	21,040
Credit agreement - revolver	1,245	10,588
Operating lease liability	4,112	—
Deferred credits	1,399	1,565
Accrued retirement, health, and life insurance benefits	2,482	2,595
Other noncurrent liabilities	1,851	1,523
Deferred income taxes	2,224	1,677
Total liabilities	86,282	76,451

Commitments and Contingencies (Note 7)
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 18,115,965 shares at June 30, 2019 and December 31, 2018; and 17,024,924 and 16,856,414 shares outstanding at June 30, 2019 and December 31, 2018, respectively	6,715	6,715
Additional paid-in capital	13,117	15,375
Retained earnings	213,049	198,914
Accumulated other comprehensive loss	(97)	(164)
Treasury stock, at cost
Shares of 1,091,041 at June 30, 2019, and 1,259,551 at December 31, 2018	(20,346)	(19,403)
Total stockholders’ equity	212,442	201,441
Total liabilities and stockholders’ equity	$298,724	$277,892

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Year to Date Ended June 30,
	2019	2018
Cash Flows from Operating Activities
Net income	$17,631	$16,454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,602	5,826
Gain on sale of assets	(138)	—
Share-based compensation	2,267	1,968
Deferred income taxes, including change in valuation allowance	547	729
Changes in operating assets and liabilities:
Receivables, net	(2,807)	(1,411)
Inventory	(9,238)	(13,338)
Prepaid expenses	(514)	(620)
Refundable income taxes	(4,692)	446
Accounts payable	(2,883)	(5,106)
Accrued expenses	(2,750)	(3,232)
Deferred credits	(166)	(362)
Accrued retirement health, and life insurance benefits	211	(111)
Net cash provided by operating activities	3,070	1,243
Cash Flows from Investing Activities
Additions to property, plant, and equipment	(6,192)	(13,065)
Deferred compensation plan investments	(1,177)	—
Net cash used in investing activities	(7,369)	(13,065)
Cash Flows from Financing Activities
Payment of dividends and dividend equivalents	(3,427)	(2,750)
Purchase of treasury stock for tax withholding on equity-based compensation	(5,467)	(2,073)
Proceeds on long-term debt	20,000	—
Principal payments on long-term debt	(192)	(185)
Proceeds from credit agreement - revolver	12,625	16,946
Payments on credit agreement - revolver	(22,025)	(920)
Other	(78)	—
Net cash provided by financing activities	1,436	11,018
Decrease in cash and cash equivalents	(2,863)	(804)
Cash and cash equivalents, beginning of period	5,025	3,084
Cash and cash equivalents, end of period	$2,162	$2,280

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR YEAR TO DATE ENDED JUNE 30, 2019
(Unaudited) (Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2018	$4	$6,715	$15,375	$198,914	$(164)	$(19,403)	$201,441
Comprehensive income:
Net income	—	—	—	9,720	—	—	9,720
Other comprehensive income	—	—	—	—	14	—	14
Dividends and dividend equivalents of $.10 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(1,714)	—	—	(1,714)
Share-based compensation	—	—	1,031	—	—	—	1,031
Stock shares awarded, forfeited, or vested	—	—	(3,770)	—	—	3,864	94
Purchase of treasury stock for tax withholding on equity-based compensation	—	—	—	—	—	(5,467)	(5,467)
Adjustment related to Accounting Standards Update 2018-02 adoption	—	—	—	(69)	69	—	—
Balance, March 31, 2019	$4	$6,715	$12,636	$206,851	$(81)	$(21,006)	$205,119
Comprehensive income:
Net income	—	—	—	7,911	—	—	7,911
Other comprehensive loss	—	—	—	—	(16)	—	(16)
Dividends and dividend equivalents of $.10 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(1,713)	—	—	(1,713)
Share-based compensation	—	—	481	—	—	—	481
Stock shares awarded, forfeited, or vested	—	—	—	—	—	660	660
Balance, June 30, 2019	$4	$6,715	$13,117	$213,049	$(97)	$(20,346)	$212,442

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR YEAR TO DATE ENDED JUNE 30, 2018
(Unaudited) (Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2017	$4	$6,715	$13,912	$167,129	$(311)	$(18,719)	$168,730
Comprehensive income:
Net income	—	—	—	8,927	—	—	8,927
Other comprehensive loss	—	—	—	—	(13)	—	(13)
Dividends and dividend equivalents of $.08 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(1,374)	—	—	(1,374)
Share-based compensation	—	—	1,052	—	—	—	1,052
Stock shares awarded, forfeited, or vested	—	—	(981)	—	—	1,120	139
Purchase of treasury stock for tax withholding on equity-based compensation	—	—	—	—	—	(2,073)	(2,073)
Balance, March 31, 2018	$4	$6,715	$13,983	$174,682	$(324)	$(19,672)	$175,388
Comprehensive income:
Net income	—	—	—	7,527	—	—	7,527
Other comprehensive income	—	—	—	—	41	—	41
Dividends and dividend equivalents of $.08 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(1,374)	—	—	(1,374)
Share-based compensation	—	—	501	—	—	—	501
Stock shares awarded, forfeited, or vested	—	—	—	—	—	277	277
Balance, June 30, 2018	$4	$6,715	$14,484	$180,835	$(283)	$(19,395)	$182,360

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

Note 1.  Accounting Policies and Basis of Presentation

The Company. MGP Ingredients, Inc. (“Company”) is a Kansas corporation headquartered in Atchison, Kansas and is a leading producer and supplier of premium distilled spirits and specialty wheat protein and starch food ingredients. Distilled spirits include premium bourbon and rye whiskeys and grain neutral spirits, including vodka and gin. MGP is also a top producer of high quality industrial alcohol for use in both food and non-food applications. The Company’s protein and starch food ingredients provide a host of functional, nutritional, and sensory benefits for a wide range of food products to serve the packaged goods industry. The Company’s distillery products are derived from corn and other grains (including rye, barley, wheat, barley malt, and milo), and its ingredient products are derived from wheat flour.  The majority of the Company’s sales are made directly or through distributors to manufacturers and processors of finished packaged goods or to bakeries.

Basis of Presentation and Principles of Consolidation. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements as of and for the quarter ended June 30, 2019, should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”).  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Inventories are stated at lower of cost or net realizable value on the first-in, first-out, or FIFO, method.  Inventory valuations are impacted by constantly changing prices paid for key materials, primarily corn. Inventory consists of the following:

	June 30, 2019	December 31, 2018
Finished goods	$16,972	$17,296
Barreled distillate (bourbons and whiskeys)	85,462	76,374
Raw materials	4,954	4,906
Work in process	1,567	1,550
Maintenance materials	7,871	7,541
Other	1,181	1,102
Total	$118,007	$108,769

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

Excise taxes that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer are excluded from revenue. Revenue is recognized for the sale of products at the point in time finished products are delivered to the customer in accordance with shipping terms. This is a faithful depiction of the satisfaction of the performance obligation because, at the point control passes to the customer, the customer has legal title and the risk and rewards of ownership have transferred, and the customer has present obligation to pay.

The Company’s distillery products segment routinely enters into bill and hold arrangements, whereby the Company produces and sells unaged distillate to customers, and the product is subsequently barreled at the customer’s request and warehoused at a Company location for an extended period of time in accordance with directions received from the Company’s customers. Even though the unaged distillate remains in the Company’s possession, a sale is recognized at the point in time when the customer obtains control of the product. Control is transferred to the customer in bill and hold transactions when; customer acceptance specifications have been met, legal title has transferred, the customer has a present obligation to pay for the product, and the risk and rewards of ownership have transferred to the customer. Additionally, all the following bill and hold criteria have to be met in order for control to be transfered to the customer; the customer has requested the product be warehoused, the product has been identified as separately belonging to the customer, the product is currently ready for physical transfer to the customer, and the Company does not have the ability to use the product or direct it to another customer.

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

Income Taxes. The Company accounts for income taxes using an asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is recognized if it is “more likely than not” that at least some portion of the deferred tax asset will not be realized.

Earnings Per Share (“EPS”).  Basic and diluted EPS are computed using the two-class method, which is an earnings allocation formula that determines net income per share for each class of Common Stock and participating security according to dividends declared and participation rights in undistributed earnings.  Per share amounts are computed by dividing net income attributable to common shareholders by the weighted average shares outstanding during the period.

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

The Company’s short term financial instruments include cash and cash equivalents, accounts receivables and accounts payable.  The carrying value of the short term financial instruments approximates the fair value due to their short term nature. These financial instruments have no stated maturities or the financial instruments have short term maturities that approximate market.

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $42,374 and $32,018 at June 30, 2019 and December 31, 2018, respectively. The financial statement carrying value of total debt was $42,489 (including unamortized loan fees) and $32,014 (including unamortized loan fees) at June 30, 2019 and December 31, 2018, respectively.  These fair values are considered Level 2 under the fair value hierarchy. Fair value disclosure for deferred compensation plan investments is included in Note 8.

Recently Adopted Accounting Standard Updates. The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), as of January 1, 2019, using the modified retrospective approach (Note 6). The modified retrospective approach provides a method for recording existing leases at adoption and using the effective date as the date of application (the “effective date method”). Under the effective date method, the comparative period reporting is unchanged. Comparative reporting periods are presented in accordance with Topic 840 (previous lease guidance), while periods subsequent to the effective date are presented in accordance with Topic 842. In addition, the Company elected the available practical expedients and implemented internal controls to enable the preparation of financial information on adoption. Adoption of the new standard resulted in the Company recording Operating lease right-of-use assets and Operating lease liabilities in its Condensed Consolidated Balance Sheet of $6,598 and $6,952, respectively, as of January 1, 2019. The standard did not impact the Company’s consolidated net earnings and also had no impact on its cash flows.

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”). The Company adopted this guidance on January 1, 2019 and it had an immaterial effect on its financial results and disclosures.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which more closely aligns the accounting for employee and nonemployee share-based payments. The Company adopted this guidance on January 1, 2019, and it had no impact on its financial results and disclosures.

Note 2.  Revenue

The following table presents the Company’s revenues by segment and major products and services:

	Quarter Ended June 30,		Year to Date Ended June 30,
	2019	2018	2019	2018
Distillery Products
Brown goods	$27,621	$27,736	$52,448	$55,937
White goods	14,691	14,464	31,873	30,334
Premium beverage alcohol	42,312	42,200	84,321	86,271
Industrial alcohol	20,636	19,295	41,079	38,639
Food grade alcohol	62,948	61,495	125,400	124,910
Fuel grade alcohol	1,398	1,567	2,899	3,430
Distillers feed and related co-products	6,181	6,663	13,276	12,887
Warehouse services	3,496	2,927	7,025	5,802
Total distillery products	$74,023	$72,652	$148,600	$147,029

Ingredient Solutions
Specialty wheat starches	$7,210	$7,339	$14,090	$14,140
Specialty wheat proteins	5,276	6,008	9,718	10,744
Commodity wheat starches	3,013	2,090	5,275	4,132
Commodity wheat proteins	979	163	1,914	163
Total ingredient solutions	$16,478	$15,600	$30,997	$29,179

Total sales	$90,501	$88,252	$179,597	$176,208

The Company generates revenues from the distillery products segment by the sale of products and by providing warehouse services related to the storage and aging of customer products. The Company generates revenues from the ingredient solutions segment by the sale of products. Revenue related to sales of products is recognized at a point in time whereas revenue generated from warehouse services is recognized over time. Contracts with customers in both segments include a single performance obligation (either the sale of products or the provision of warehouse services).

Note 3.  Corporate Borrowings

The following table presents the Company’s outstanding indebtedness:

Description(a)	June 30, 2019	December 31, 2018
Credit Agreement - Revolver, 3.80% (variable rate) due 2022	$1,600	$11,000
Secured Promissory Note, 3.71% (fixed rate) due 2022	1,403	1,594
Prudential Note Purchase Agreement, 3.53% (fixed rate) due 2027	20,000	20,000
Prudential Note Purchase Agreement, 3.80% (fixed rate) due 2029	20,000	—
Total indebtedness outstanding	43,003	32,594
Less unamortized loan fees(b)	(514)	(580)
Total indebtedness outstanding, net	$42,489	$32,014
Less current maturities of long-term debt	(393)	(386)
Long-term debt	$42,096	$31,628

(a) Interest rates are as of June 30, 2019.
(b) Loan fees are being amortized over the life of the Credit Agreement and Note Purchase Agreements.

Credit and Note Purchase Agreements. The Company’s Credit Agreement with Wells Fargo Bank, National Association, provides for a $150,000 revolving credit facility. The Company may increase the facility from time to time by an aggregate principal amount of up to $25,000 provided certain conditions are satisfied and at the discretion of the lender. The Credit Agreement matures on August 23, 2022. The Credit Agreement includes certain requirements and covenants, which the Company was in compliance with at June 30, 2019. As of June 30, 2019, the Company’s total outstanding borrowings under the Credit Agreement were $1,600 leaving $148,400 available.

The Company’s Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. provides for the issuance of up to $75,000 of Senior Secured Notes. During 2017, the Company issued $20,000 of Senior Secured Notes with a maturity date of August 23, 2027. On April 30, 2019, the Company issued $20,000 of additional Senior Secured Notes with a maturity date of April 30, 2029. The Note Purchase Agreement includes certain requirements and covenants, which the Company was in compliance with at June 30, 2019.

Note 4. Income Taxes
The Company’s tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the estimated annual effective tax rate is updated and a year to date adjustment is made to the provision. The Company’s quarterly effective tax rate is subject to significant change due to the effect of discrete items arising in a given quarter.

Income tax expense for the quarter and year to date ended June 30, 2019, was $2,642 and $1,183, respectively, for an effective tax rate of 25.0 percent and 6.3 percent, respectively. For the quarter ended June 30, 2019, the effective tax rate differed from the 21 percent federal statutory rate on pretax income, primarily due to state income taxes and certain compensation being subject to the deduction limitations applicable to public companies, partially offset by state and federal tax credits. For the year to date ended June 30, 2019, the effective tax rate differed from the 21 percent federal statutory rate on pretax income, primarily due to the tax impact of vested share-based awards, the tax impact of state and federal tax credits, partially offset by state income taxes and certain compensation being subject to the compensation deduction limitations applicable for public companies.

Income tax expense for the quarter and year to date ended June 30, 2018, was $3,316 and $4,571, respectively, for an effective tax rate of 30.6 percent and 21.7 percent, respectively. For the quarter, the effective tax rate differed from the 21 percent federal statutory rate on pretax income, primarily due to a change in estimate in 2018 related to the income tax impact on the 2017 sale of the Company’s equity method investment and a net increase in state taxes. Year to date, the effective tax rate differed from the 21 percent federal statutory rate on pretax income, primarily due to a change in estimate related to the income tax impact on the sale of the Company’s equity method investment and a net increase in state taxes, partially offset by the impact of income tax benefits related to vested share-based awards.

Note 5.  EPS

The computations of basic and diluted EPS:

	Quarter Ended June 30,		Year to Date Ended June 30,
	2019	2018	2019	2018
Operations:
Net income(a)	$7,911	$7,527	$17,631	$16,454
Less: Income attributable to participating securities(b)	51	148	117	323
Net income attributable to common shareholders	$7,860	$7,379	$17,514	$16,131

Share information:
Basic and diluted weighted average common shares(c)	17,021,599	16,869,481	16,994,864	16,856,423

Basic and diluted EPS	$0.46	$0.44	$1.03	$0.96

(a)	Net income attributable to all shareholders.

(b)	Participating securities included 112,865 and 338,375 unvested restricted stock units (“RSUs”), at June 30, 2019 and 2018, respectively.

(c)	Under the two-class method, basic and diluted weighted average common shares at June 30, 2019 and 2018, exclude unvested participating securities.

Note 6.  Leases

The Company has operating leases for railcars, computer equipment, an office space, and certain equipment. The Company has no finance leases. Leases with terms of twelve months or less are not recorded on the Company’s Condensed Consolidated Balance Sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. For leases beginning in 2019 and later, lease components are accounted for separately from non-lease components, such as common-area maintenance, based on the relative, observable stand-alone prices of the components.

The Company’s leases have remaining lease terms of one year to five years, some of which may include options to extend the lease. Options to renew the Company’s leases were not considered when assessing the value of the right-of-use assets because the Company was not reasonably certain that it will assert the options to renew the leases. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The following table provides supplemental balance sheet classification information related to leases:

Leases	Balance Sheet Classification	June 30, 2019
Assets
Operating	Operating lease right-of-use-asset, net	$6,163
Total leased assets(a)		$6,163

Liabilities
Current Operating	Accrued expenses	$2,073
Noncurrent Operating	Operating lease liability	4,112
Total operating lease liability(a)		$6,185
(a) The Company has no finance lease assets or liabilities.

The following table presents the components of lease costs:

	Quarter Ended June 30,	Year to Date Ended June 30,
	2019	2019
Operating lease costs	$569	$1,158
Short-term lease costs	250	553
Sublease income	(24)	(48)
Net lease costs(a)(b)	$795	$1,663
(a) The Company has no finance lease costs.
(b) Recorded as a component of Operating income on the Company’s Condensed Consolidated Statement of Income.

The following table presents supplemental cash flow and non-cash activity related to lease information:

Year to Date Ended June 30,
2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases(a)	$1,161

Right-of-use assets obtained in exchange for lease obligations
Operating leases(a)	$576
(a) The Company has no finance leases.

The following table presents weighted average discount rate and remaining lease term:

June 30, 2019
Weighted average discount rate (a)
Operating leases	5.88%

Weighted average remaining lease term(a)
Operating leases	3.3 years
(a) The Company has no finance leases.

As of June 30, 2019, the maturities of operating lease liabilities were as follows:

Maturity of Operating Lease Liabilities(a)	June 30, 2019
Remainder of 2019	$1,192
2020	2,278
2021	1,684
2022	1,079
2023	496
After 2023	57
Total lease payments	$6,786
Less interest	(601)
Total operating lease liability	$6,185
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

The Company’s future minimum rental payments were $2,224, $1,858, $1,357, $977, and $481 for the years ending December 31, 2019, 2020, 2021, 2022, and 2023, respectively.

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

A chemical release occurred at the Company’s Atchison facility on October 21, 2016, which resulted in emissions venting into the air (“the Atchison Chemical Release”). The Company reported the event to the Environmental Protection Agency (“EPA”), the Occupational Safety and Health Administration (“OSHA”), and to Kansas and local authorities on that date, and has cooperated fully to investigate and ensure that all appropriate response actions were taken.

OSHA completed its investigation of the Atchison Chemical Release and, on April 19, 2017, issued its penalty to the Company in the amount of $138. Management settled this assessment with OSHA in full for $75, which was paid on May 16, 2017. A portion, or all, of the penalty amount may be covered by insurance.

The EPA informed the Company on August 1, 2017, that it intends to seek civil penalties of approximately $250 in connection with its investigation of the Atchison Chemical Release. Since the Company expects a negotiated resolution of the EPA civil case and EPA-proposed civil penalties are not material to the quarter and year to date ended June 30, 2019, the Company has not included an accrual in its results. A portion, or all, of the settled penalty amount may be covered by insurance.

On May 29, 2019, federal charges for alleged violations of the Clean Air Act related to the Atchison Chemical Release were filed against the Company, along with another unaffiliated company.  If convicted, the statutory maximum penalty could result in a fine of up to $1,500. The Company intends to offer a vigorous defense against the charges. Due to the inherent uncertainty of the matter and because the potential penalties are not material to the quarter and year to date ended June 30, 2019, the Company has not included an accrual in its results.

Private plaintiffs have also initiated, and additional private plaintiffs may initiate, legal proceedings for damages resulting from the Atchison Chemical Release, but the Company is currently unable to reasonably estimate the amount of any such damages that might result. The Company’s insurance is expected to provide coverage of any damages to private plaintiffs, subject to a deductible of $250, but certain regulatory fines or penalties may not be covered and there can be no assurance to the amount or timing of possible insurance recoveries if ultimately claimed by the Company.

Note 8.  Employee and Non-Employee Benefit Plans

Equity-Based Compensation Plans.  The Company’s equity-based compensation plans provide for the awarding of stock options, stock appreciation rights, shares of restricted stock (“Restricted Stock”), and RSUs for senior executives and salaried employees, as well as non-employee directors. The Company has two active equity-based compensation plans: the Employee Equity Incentive Plan of 2014 (the “2014 Plan”) and the Non-Employee Director Equity Incentive Plan (the “Directors’ Plan”).

As of June 30, 2019, 344,555 RSUs had been granted of the 1,500,000 shares approved under the 2014 Plan, and 81,558 shares had been granted of the 300,000 shares approved under the Directors’ Plan. As of June 30, 2019, there were 118,775 unvested RSUs under the Company’s long-term incentive plans and 112,865 were participating securities (Note 5).

Deferred Compensation Plan. The Company established an unfunded Executive Deferred Compensation Plan (“EDC Plan”) effective as of June 30, 2018, with a purpose to attract and retain highly-compensated key employees by providing participants with an opportunity to defer receipt of a portion of their salary, bonus, and other specified compensation. The Company’s obligations under this plan will change in conjunction with the performance of the participants’ investments, along with contributions to and withdrawals from the plan. Realized and unrealized gains (losses) on deferred compensation plan investments were insignificant and were included as a component of Operating income in the Company’s Condensed Consolidated Statements of Income for the quarter and year to date ended June 30, 2019, because the Company’s deferred compensation investments consist of mutual funds that are considered trading securities.

Plan investments are classified as Level 1 in the fair value hierarchy since the investments trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis. From plan inception through December 31, 2018, participants were able to direct the deferral of a portion of their 2018 Short-term incentive plan (“STI Plan”) amounts that were paid during first quarter 2019. At the time of payment, the amounts elected for deferral were deposited into the EDC Plan by the Company and allocated by participants among Company-determined investment options.

For 2019, participants are able to direct the deferral of a portion of their 2019 base salary and a portion of their estimated, accrued 2019 STI Plan amount. Base salary amounts elected for deferral are deposited into the EDC Plan by the Company on a weekly basis and allocated by participants among Company-determined investment options. At June 30, 2019, the EDC Plan investments were $1,257 and were recorded in Other assets on the Company’s Condensed Consolidated Balance Sheet. The EDC Plan liability for base pay and the 2019 STI Plan was $1,755. The current portion of the liability is comprised of estimated amounts to be paid to participants within one year. At June 30, 2019, $180 of the EDC Plan liability was considered current which was included in Accrued expenses in the Company’s Condensed Consolidated Balance Sheet, and $1,575 was considered non-current and was included in Other noncurrent liabilities on the Company’s Condensed Consolidated Balance Sheet.

Note 9.  Operating Segments

At June 30, 2019 and 2018, the Company had two segments: distillery products and ingredient solutions. The distillery products segment consists of food grade alcohol and distillery co-products, such as distillers feed (commonly called dried distillers grain in the industry) and fuel grade alcohol. The distillery products segment also includes warehouse services, including barrel put away, storage, retrieval, and blending services. Ingredient solutions segment consists of specialty starches and proteins and commodity starches and proteins.

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

	Quarter Ended June 30,		Year to Date Ended June 30,
	2019	2018	2019	2018
Sales to Customers
Distillery products	$74,023	$72,652	$148,600	$147,029
Ingredient solutions	16,478	15,600	30,997	29,179
Total	90,501	88,252	179,597	176,208
Gross Profit
Distillery products	16,503	16,680	31,742	32,550
Ingredient solutions	3,019	2,761	4,440	5,842
Total	19,522	19,441	36,182	38,392
Depreciation and Amortization
Distillery products	2,185	2,257	4,354	4,498
Ingredient solutions	367	379	739	813
Corporate	240	261	509	515
Total	2,792	2,897	5,602	5,826
Income (loss) before Income Taxes
Distillery products	14,866	14,777	28,301	28,954
Ingredient solutions	2,325	2,142	3,100	4,566
Corporate	(6,638)	(6,076)	(12,587)	(12,495)
Total	$10,553	$10,843	$18,814	$21,025

The following table allocates assets to each segment as of:

	June 30, 2019	December 31, 2018
Identifiable Assets
Distillery products	$242,518	$223,890
Ingredient solutions	33,264	35,147
Corporate	22,942	18,855
Total	$298,724	$277,892

Note 10.  Subsequent Events

On July 29, 2019, the Board of Directors declared a quarterly dividend payable to stockholders of record as of August 14, 2019, of the Company’s Common Stock, and a dividend equivalent payable to holders of certain RSUs as of August 14, 2019, of $.10 per share and per unit, payable on August 30, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands, unless otherwise noted)

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This Report on Form 10-Q contains forward looking statements as well as historical information.  All statements, other than statements of historical facts, regarding the prospects of our industry and our prospects, plans, financial position, and strategic plan may constitute forward looking statements.  In addition, forward looking statements are usually identified by or are associated with such words as “intend,” “plan,” “believe,” “estimate,” “expect,” “anticipate,” “hopeful,” “should,” “may,” “will,” “could,” “encouraged,” “opportunities,” “potential,” and/or the negatives or variations of these terms or similar terminology.  Forward looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from those expressed or implied in the forward looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward looking statements is included in the section titled “Risk Factors” (Item 1A) of our Annual Report on Form 10-K for the year ended December 31, 2018. Forward looking statements are made as of the date of this report, and we undertake no obligation to update or revise publicly any forward looking statements, whether because of new information, future events or otherwise.

OVERVIEW

MGP is a leading producer and supplier of premium distilled spirits and specialty wheat protein and starch food ingredients. Distilled spirits include premium bourbon and rye whiskeys and grain neutral spirits (“GNS”), including vodka and gin. We are also a top producer of high quality industrial alcohol for use in both food and non-food applications. Our protein and starch food ingredients provide a host of functional, nutritional and sensory benefits for a wide range of food products to serve the packaged goods industry. We have two reportable segments: our distillery products segment and our ingredient solutions segment.

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

RESULTS OF OPERATIONS

Consolidated results

The table below details the consolidated results for the quarters ended June 30, 2019 and 2018:

	Quarter Ended June 30,
	2019	2018	2019 v. 2018
Sales	$90,501	$88,252	2.5%
Cost of sales	70,979	68,811	3.2
Gross profit	19,522	19,441	0.4
Gross margin %	21.6%	22.0%	(0.4)	pp(a)
Selling, general, and administrative (“SG&A”) expenses	8,648	8,309	4.1
Operating income	10,874	11,132	(2.3)
Operating margin %	12.0%	12.6%	(0.6)	pp
Interest expense, net	(321)	(289)	11.1
Income before income taxes	10,553	10,843	(2.7)
Income tax expense	2,642	3,316	(20.3)
Effective tax expense rate %	25.0%	30.6%	(5.6)	pp
Net income	$7,911	$7,527	5.1%
Net income margin %	8.7%	8.5%	0.2	pp

(a) Percentage points (“pp”).

Sales - Sales for quarter ended June 30, 2019, were $90,501, an increase of 2.5 percent compared to the year-ago quarter, which was the result of increased sales in both segments. Within the distillery products segment, sales were up 1.9 percent, primarily due to increases in the sales of industrial alcohol, warehouse services and white goods within premium beverage alcohol, partially offset by a decline in the sales of distillers feed and related co-products, fuel grade alcohol and brown goods within premium beverage alcohol. Within the ingredient solutions segment, sales were up 5.6 percent. Sales of commodity wheat starches and proteins were higher, partially offset by a decrease in sales of specialty wheat proteins and starches (see Segment Results).

Gross profit - Gross profit for quarter ended June 30, 2019, was $19,522, an increase of 0.4 percent compared to the year-ago quarter. The increase was driven by an increase in gross profit in the ingredient solutions segment, offset by a decrease in the distillery products segments. In the ingredient solutions segment, gross profit increased by $258, or 9.3 percent. In the distillery products segment, gross profit declined by $177, or 1.1 percent (see Segment Results).

SG&A expenses - SG&A expenses for quarter ended June 30, 2019, were $8,648, an increase of 4.1 percent compared to the year-ago quarter. The increase in SG&A was primarily due to higher professional fees.

Operating income - Operating income for quarter ended June 30, 2019, decreased to $10,874 from $11,132 for quarter ended June 30, 2018, primarily due to an increase in the above described SG&A expenses and a decrease in gross profit in the distillery products segment, partially offset by an increase in ingredient solutions segment gross profit.

Operating income, quarter versus quarter	Operating Income	Change
Operating income for quarter ended June 30, 2018	$11,132
Increase in gross profit - ingredient solutions segment(a)	258	2.3	pp(b)
Decrease in gross profit - distillery products segment(a)	(177)	(1.6)	pp
Increase in SG&A expenses	(339)	(3.0)	pp
Operating income for quarter ended June 30, 2019	$10,874	(2.3)%

(a) See segment discussion.
(b) Percentage points (“pp”).

Income tax expense - Income tax expense for quarter ended June 30, 2019 was $2,642, for an effective tax rate of 25.0 percent. Income tax expense for the quarter ended June 30, 2018, was $3,316, for an effective tax rate of 30.6 percent. The decrease in income tax expense, quarter versus quarter, was primarily due to the change in estimate during 2018 related to the 2017 sale of the Company’s equity method investment that did not recur in 2019.

Earnings per share (“EPS”) - EPS was $0.46 for quarter ended June 30, 2019, compared to $0.44 for quarter ended June 30, 2018. EPS increased, quarter versus quarter, primarily due to the change in income tax expense as described above, partially offset by an increase in weighted average shares outstanding.

Change in basic and diluted EPS, quarter versus quarter	Basic and Diluted EPS	Change
Basic and diluted EPS for quarter ended June 30, 2018	$0.44
Decrease in operations(a)	(0.01)	(2.3)	pp(b)
Change in income tax	0.04	9.2	pp
Increase in weighted average shares outstanding	(0.01)	(2.3)	pp
Basic and diluted EPS for quarter ended June 30, 2019	$0.46	4.6%

(a)	Item is net of tax based on the effective tax rate for the base year (2018).

(b)	Percentage points (“pp”).

The table below details the consolidated results for the year to date ended June 30, 2019 and 2018:

	Year to Date Ended June 30,
	2019	2018	2019 v. 2018
Sales	$179,597	$176,208	1.9%
Cost of sales	143,415	137,816	4.1
Gross profit	36,182	38,392	(5.8)
Gross margin %	20.1%	21.8%	(1.7)	pp(a)
SG&A expenses	16,795	16,871	(0.5)
Operating income	19,387	21,521	(9.9)
Operating margin %	10.8%	12.2%	(1.4)	pp
Interest expense, net	(573)	(496)	15.5
Income before income taxes	18,814	21,025	(10.5)
Income tax expense	1,183	4,571	(74.1)
Effective tax expense rate %	6.3%	21.7%	(15.4)	pp
Net income	$17,631	$16,454	7.2%
Net income margin %	9.8%	9.3%	0.5	pp

(a) Percentage points (“pp”).

Sales - Sales for year to date ended June 30, 2019, were $179,597, an increase of 1.9 percent compared to the year-ago period, which was the result of increased sales in both segments. Within the ingredient solutions segment, sales were up 6.2 percent. Sales of commodity wheat proteins and starches were higher, partially offset by a decrease in sales of specialty wheat proteins and starches. Within the distillery products segment, sales were up 1.1 percent, primarily due to increases in the sales of industrial alcohol, white goods within premium beverage alcohol, warehouse services, and distillers feed and related co-products, partially offset by a decline in the sales of brown goods within premium beverage alcohol and fuel grade alcohol (see Segment Results).

Gross profit - Gross profit for year to date ended June 30, 2019, was $36,182, a decrease of 5.8 percent compared to the year-ago period. The decrease was driven by a decrease in gross profit in both the ingredient solutions and distillery products segments. In the ingredient solutions segment, gross profit decreased by $1,402, or 24.0 percent. In the distillery products segment, gross profit declined by $808, or 2.5 percent (see Segment Results).

SG&A expenses - SG&A expenses for year to date ended June 30, 2019, were $16,795, a decrease of 0.5 percent compared to the year-ago period. The decrease in SG&A was due to lower professional fees, partially offset by an increase in personnel costs.

Operating income - Operating income for year to date ended June 30, 2019, decreased to $19,387 from $21,521 for year to date period ended June 30, 2018, primarily due to a decrease in gross profit in both the ingredient solutions and distillery products segments, partially offset by a decrease in the above-described SG&A expenses.

Operating income, year to date versus year to date	Operating Income	Change
Operating income for year to date ended June 30, 2018	$21,521
Decrease in gross profit - ingredient solutions segment(a)	(1,402)	(6.5)	pp(b)
Decrease in gross profit - distillery products segment(a)	(808)	(3.8)	pp
Decrease in SG&A expenses	76	0.4	pp
Operating income for year to date ended June 30, 2019	$19,387	(9.9)%

(a) See segment discussion.
(b) Percentage points (“pp”).

Income tax expense - Income tax expense for year to date ended June 30, 2019, was $1,183, for an effective tax rate of 6.3 percent. Income tax expense for the year to date ended June 30, 2018, was $4,571, for an effective tax rate of 21.7 percent. The decrease in income tax expense, year to date versus year to date, was primarily due to the tax impacts of vested share-based awards and the change in estimate in 2018 related to the 2017 sale of the Company’s equity method investment that did not recur in 2019.

Earnings per share - EPS was $1.03 for year to date ended June 30, 2019, compared to $0.96 for year to date ended June 30, 2018. EPS increased, year to date versus year to date, primarily due to the tax impacts of vested share-based awards, increase in effective tax rate as well as other tax impacts as described above. Partially offsetting these increases was a decrease in operations (see above) and an increase in weighted average shares outstanding.

Change in basic and diluted EPS, year to date versus year to date	Basic and Diluted EPS	Change
Basic and diluted EPS for year to date ended June 30, 2018	$0.96
Decrease in operations(a)	(0.11)	(11.5)	pp(b)
Tax: Change in share-based compensation	0.11	11.5	pp
Tax: Change in effective tax rate (excluding above tax item)	0.04	4.2	pp
Tax: Change in other	0.04	4.1	pp
Increase in weighted average shares outstanding	(0.01)	(1.0)	pp
Basic and diluted EPS for year to date ended June 30, 2019	$1.03	7.3%

(a)	Item is net of tax based on the effective tax rate for the base year (2018).

(b)	Percentage points (“pp”).

SEGMENT RESULTS

Distillery Products

The following tables show selected financial information for the distillery products segment for the quarters ended June 30, 2019 and 2018.

	DISTILLERY PRODUCTS SALES
	Quarter Ended June 30,		Quarter versus Quarter Sales Change Increase / (Decrease)
	2019	2018	$ Change	% Change

Brown goods	$27,621	$27,736	$(115)	(0.4)%
White goods	14,691	14,464	227	1.6
Premium beverage alcohol	42,312	42,200	112	0.3
Industrial alcohol	20,636	19,295	1,341	6.9
Food grade alcohol	62,948	61,495	1,453	2.4
Fuel grade alcohol	1,398	1,567	(169)	(10.8)
Distillers feed and related co-products	6,181	6,663	(482)	(7.2)
Warehouse services	3,496	2,927	569	19.4
Total distillery products	$74,023	$72,652	$1,371	1.9%

	Change in Quarter versus Quarter Sales Attributed to:
	Total	Volume	Net Price/Mix
Premium beverage alcohol	0.3%	(0.6)%	0.9%

	Other Financial Information
	Quarter Ended June 30,		Quarter versus Quarter Increase / (Decrease)
	2019	2018	$ Change	% Change

Gross profit	$16,503	$16,680	$(177)	(1.1)%
Gross margin %	22.3%	23.0%		(0.7)	pp(a)

(a) Percentage points (“pp”).

Total sales of distillery products for the quarter ended June 30, 2019, increased by $1,371, or 1.9 percent, compared to the prior year quarter. Sales of industrial alcohol, warehouse services and white goods within premium beverage alcohol increased, while sales of distillers feed and related co-products, fuel grade alcohol and brown goods within premium beverage alcohol decreased compared to the prior year quarter. Industrial alcohol sales growth was driven by higher sales volume. The increase in sales of white goods was driven by higher average selling price offset by a slight decrease in sales volume. The decrease in sales of distillers feed and related co-products was primarily due to a lower average selling price partially offset by higher sales volume. The decline in sales of brown goods was driven by lower sales volume partially offset by higher average selling price.
Gross profit decreased quarter versus quarter by $177, or 1.1 percent. Gross margin for the quarter ended June 30, 2019, decreased to 22.3 percent from 23.0 percent for the prior year quarter. The decline in gross profit was primarily due to lower volumes on brown goods within premium beverage alcohol, lower average selling price on distillers feed and related co-products as well as declines in gross profit related to fuel grade alcohol. These decreases were partially offset by higher average selling price on brown goods, higher gross margins and profits on both white goods within premium beverage alcohol and industrial alcohol as well as increases in gross profit on warehouse services. Both white goods and industrial alcohol saw slightly improved gross profits but the market remains challenged due to oversupply.

The following tables show selected financial information for the distillery products segment for the year to date ended June 30, 2019 and 2018.

	DISTILLERY PRODUCTS SALES
	Year to Date Ended June 30,		Year to Date versus Year to Date Sales Change Increase / (Decrease)
	2019	2018	$ Change	% Change

Brown Goods	$52,448	$55,937	$(3,489)	(6.2)%
White Goods	31,873	30,334	1,539	5.1
Premium beverage alcohol	84,321	86,271	(1,950)	(2.3)
Industrial alcohol	41,079	38,639	2,440	6.3
Food grade alcohol	125,400	124,910	490	0.4
Fuel grade alcohol	2,899	3,430	(531)	(15.5)
Distillers feed and related co-products	13,276	12,887	389	3.0
Warehouse services	7,025	5,802	1,223	21.1
Total distillery products	$148,600	$147,029	$1,571	1.1%

	Change in Year to Date versus Year to Date Sales Attributed to:
	Total	Volume	Net Price/Mix
Premium beverage alcohol	(2.3)%	(0.1)%	(2.2)%

	Other Financial Information
	Year to Date Ended June 30,		Year to Date versus Year to Date Increase / (Decrease)
	2019	2018	$ Change	% Change

Gross profit	$31,742	$32,550	$(808)	(2.5)%
Gross margin %	21.4%	22.1%		(0.7)	pp(a)

(a) Percentage points (“pp”).

Total sales of distillery products for year to date ended June 30, 2019, increased by $1,571, or 1.1 percent compared to the year-ago period. Sales of industrial alcohol, white goods within premium beverage alcohol, warehouse services and distillers feed and related co-products increased, while sales of brown goods within premium beverage alcohol and fuel grade alcohol decreased compared to the prior year period. Industrial alcohol and white goods sales growth was driven by higher sales volume and a higher average selling price. The increase in sales of distillers feed and related co-products was primarily due to a higher sales volume, partially offset by lower average selling price. The decline in sales of brown goods was driven by lower sales volume, partially offset by a higher average selling price. Fuel grade alcohol declined due to lower sales volumes as well as lower average selling price.
Gross profit for year to date ended June 30, 2019 decreased by $808, or 2.5 percent compared to the year-ago period. Gross margin for year to date ended June 30, 2019, decreased to 21.4 percent from 22.1 percent for the prior year period. The decline in gross profit was primarily due to lower sales volume of brown goods, and lower gross margins on white goods within premium beverage alcohol, fuel grade alcohol and industrial alcohol. This decline was partially offset by increased gross profits on distillers feed and related co-products as well as an increase in warehouse services. Both white goods within premium beverage alcohol and industrial alcohol saw slightly improved pricing, but not enough to cover increased input costs, as oversupply in the market prevented fully passing through changes in input costs.

Ingredient Solutions

The following tables show selected financial information for the ingredient solutions segment for the quarter ended June 30, 2019 and 2018.

	INGREDIENT SOLUTIONS SALES
	Quarter Ended June 30,		Quarter versus Quarter Sales Change Increase / (Decrease)
	2019	2018	$ Change	% Change

Specialty wheat starches	$7,210	$7,339	$(129)	(1.8)%
Specialty wheat proteins	5,276	6,008	(732)	(12.2)
Commodity wheat starches	3,013	2,090	923	44.2
Commodity wheat proteins	979	163	816	500.6
Total ingredient solutions	$16,478	$15,600	$878	5.6%

	Change in Quarter versus Quarter Sales Attributed to:
	Total	Volume	Net Price/Mix
Total ingredient solutions	5.6%	9.7%	(4.1)%

	Other Financial Information
	Quarter Ended June 30,		Quarter versus Quarter Increase / (Decrease)
	2019	2018	$ Change	% Change

Gross profit	$3,019	$2,761	$258	9.3%
Gross margin %	18.3%	17.7%		0.6	pp(a)

(a) Percentage points (“pp”).

Total ingredient solutions sales for quarter ended June 30, 2019, increased by $878, or 5.6 percent, compared to the prior year quarter. Quarter versus quarter, this increase was driven by higher sales of commodity wheat starches and proteins, partially offset by a decrease in sales of specialty wheat proteins and starches. The decrease in sales of specialty wheat proteins was driven by the loss of a large customer.
Gross profit increased quarter versus quarter by $258, or 9.3 percent. Gross margin for the quarter ended June 30, 2019, increased to 18.3 percent from 17.7 percent for the prior year quarter. The increase in gross profit was primarily due to an increase in average selling price on commodity wheat starches as well as increased gross profits on commodity wheat proteins and specialty wheat starches. These increases were partially offset by decreases in specialty wheat proteins gross profits.

The following tables show selected financial information for the ingredient solutions segment for the year to date June 30, 2019 and 2018.

	INGREDIENT SOLUTIONS SALES
	Year to Date Ended June 30,		Year to Date versus Year to Date Sales Change Increase / (Decrease)
	2019	2018	$ Change	% Change

Specialty wheat starches	$14,090	$14,140	$(50)	(0.4)%
Specialty wheat proteins	9,718	10,744	(1,026)	(9.5)
Commodity wheat starches	5,275	4,132	1,143	27.7
Commodity wheat proteins	1,914	163	1,751	1,074.2
Total ingredient solutions	$30,997	$29,179	$1,818	6.2%

	Change in Year to Date versus Year to Date Sales Attributed to:
	Total	Volume	Net Price/Mix
Total ingredient solutions	6.2%	9.4%	(3.2)%

	Other Financial Information
	Year to Date Ended June 30,		Year to Date versus Year to Date Increase / (Decrease)
	2019	2018	$ Change	% Change

Gross profit	$4,440	$5,842	$(1,402)	(24.0)%
Gross margin %	14.3%	20.0%		(5.7)	pp(a)

(a) Percentage points (“pp”).

Total ingredient solutions sales for year to date ended June 30, 2019, increased by $1,818, or 6.2 percent, compared to the prior year period. The increase in ingredient solutions sales was driven by higher sales of commodity wheat proteins and starches, partially offset by a decrease in sales of specialty wheat proteins and wheat starches. The decrease in sales of specialty wheat proteins was driven by the loss of a large customer.
Gross profit decreased by $1,402, or 24.0 percent for year to date ended June 30, 2019 compared to the prior year period. Gross margin for the year to date ended June 30, 2019, decreased to 14.3 percent from 20.0 percent for the prior year period. The decrease in gross profit was primarily due to increased production costs resulting from higher input costs, volume decrease related to the above mentioned specialty wheat protein customer loss and flood related costs, partially offset by increased sales of commodity wheat proteins.

CASH FLOW, FINANCIAL CONDITION AND LIQUIDITY

We believe our financial condition continues to be of high quality, as evidenced by our ability to generate adequate cash from operations while having ready access to capital at competitive rates.

Operating cash flow and debt through our Credit Agreement and Note Purchase Agreements (Note 3) provide the primary sources of cash to fund operating needs and capital expenditures. These same sources of cash are used to fund shareholder dividends and other discretionary uses. Going forward, we expect to use cash to implement our invest to grow strategy, particularly in the distillery products segment. Our overall liquidity reflects our strong business results and an effective cash management strategy that takes into account liquidity management, economic factors, and tax considerations. We expect our sources of cash, including our Credit Agreement and Note Purchase Agreement, to be adequate to provide for budgeted capital expenditures and anticipated operating requirements for the foreseeable future.

Cash Flow Summary

	Year to Date Ended June 30,
	2019	2018	Changes, Year to Date versus Year to Date
Cash provided by operating activities:
Net income, after giving effect to adjustments to reconcile net income to net cash provided by operating activities	$25,909	$24,977	$932
Receivables, net	(2,807)	(1,411)	(1,396)
Inventory	(9,238)	(13,338)	4,100
Refundable income taxes	(4,692)	446	(5,138)
Accounts payable	(2,883)	(5,106)	2,223
Accrued expenses	(2,750)	(3,232)	482
Other, net	(469)	(1,093)	624
Total	3,070	1,243	1,827
Cash used in investing activities:
Additions to property, plant, and equipment	(6,192)	(13,065)	6,873
Deferred compensation plan investments	(1,177)	—	(1,177)
Total	(7,369)	(13,065)	5,696
Cash provided by financing activities:
Purchase of treasury stock for tax withholding on equity-based compensation	(5,467)	(2,073)	(3,394)
Proceeds on debt, net	10,408	15,841	(5,433)
Other	(3,505)	(2,750)	(755)
Total	1,436	11,018	(9,582)
Decrease in cash and cash equivalents	$(2,863)	$(804)	$(2,059)

Changes, year to date versus year to date. Cash decreased $2,863 in year to date ended June 30, 2019, compared to a decrease of $804 in year to date ended June 30, 2018, for a net decrease in cash of $2,059, period versus period.

Cash provided by operating activities for year to date ended June 30, 2019, was $3,070, compared to cash provided by operating activities of $1,243 for year to date ended June 30, 2018, resulting in higher cash from operations of $1,827. Increased cash flows were primarily due to a decrease in inventory of $4,100, primarily due to a decrease in finished goods and raw materials inventories, and an increase in accounts payable of $2,223, related to the timing of cash disbursements compared to year to date ended June 30, 2018 as well as an increase in accrued expenses of $482. Cash flow increases were partially offset by cash flow decreases, primarily due to an increase in refundable income taxes of $5,138, due to discrete items and lower than expected income before taxes. Additionally, offsetting the cash flow increases were the timing of customer payments resulting in an increase in receivables, net, of $1,396, reflecting increased sales in year to date ended June 30, 2019, compared to year to date ended June 30, 2018.

Cash used in investing activities for year to date ended June 30, 2019, was $7,369, compared to cash used in investing activities of $13,065 for year to date ended June 30, 2018, resulting in decreased cash used in investing activities of $5,696. The change in cash outflows was primarily due to a decrease in additions to property, plant, and equipment of $6,873 (see Capital Spending), partially offset by an increase in the deferred compensation plan investments balance of $1,177.

Cash provided by financing activities for year to date ended June 30, 2019, was $1,436, compared to cash provided by financing activities of $11,018 for year to date ended June 30, 2018, reflecting a net decrease in cash provided by financing activities of $9,582. Net changes in cash flows from financing activities reflected a decrease in proceeds on debt, net of $5,433 as well as an increase in the purchase of treasury stock for tax withholding on equity-based compensation of $3,394.

Capital Spending. We manage capital spending to support our business growth plans. Investments in plant, property and equipment were $6,192 and $13,065 for year to date ended June 30, 2019 and 2018, respectively. Adjusted for the change in capital expenditures in accounts payable for year to date ended June 30, 2019 and 2018, of $(1,769) and $(1,598), respectively, total capital expenditures were $4,423 and $11,467, respectively. We expect approximately $23,000 in capital expenditures in 2019 for facility improvement and expansion (including warehouse expansion), facility sustenance projects, and environmental health and safety projects.

As part of our strategic plan to support the growth of the American Whiskey category, we previously announced a $33,800 warehouse expansion project.  Based on the continued strong growth in the American Whiskey category and demand for our products, and as announced in 2018, we expanded the scope of the project and added an incremental investment of approximately $18,000, bringing our total warehouse expansion project investment to approximately $51,800. As of June 30, 2019, we had incurred approximately $45,300 of the total investment. The estimated project completion date is by the end of calendar year 2020.
Treasury Purchases. 233,854 RSUs vested and converted to common shares for employees during year to date ended June 30, 2019, of which we withheld and purchased for treasury 77,002 shares valued at $5,467 to cover payment of associated withholding taxes.
69,363 RSUs vested and converted to common shares for employees during year to date ended June 30, 2018, of which we withheld and purchased for treasury 23,925 shares valued at $2,073 to cover payment of associated withholding taxes.

Share Repurchases. On February 25, 2019, the Board of Directors approved a $25,000 share repurchase authorization commencing February 27, 2019, through February 27, 2022. Under the share repurchase program, we can repurchase stock from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws. This share repurchase program may be modified, suspended, or terminated by us at any time without prior notice. From the commencement date of the authorization period through the end of the year to date ended June 30, 2019, no shares were repurchased under the program.

Dividends and Dividend Equivalents

Dividend and Dividend Equivalent Information (per Share and Unit)
Declaration date	Record date	Payment date	Declared	Paid	Dividend payment	Dividend equivalent payment(a)(b)	Total payment(b)
2019
February 25, 2019	March 13, 2019	March 29, 2019	$0.10	$0.10	$1,701	$13	$1,714
April 29, 2019	May 15, 2019	May 31, 2019	0.10	0.10	1,702	11	1,713
			$0.20	$0.20	$3,403	$24	$3,427
2018
February 21, 2018	March 9, 2018	March 23, 2018	$0.08	$0.08	$1,348	$27	$1,375
April 30, 2018	May 16, 2018	June 1, 2018	0.08	0.08	1,348	27	1,375
			$0.16	$0.16	$2,696	$54	$2,750

(a) Dividend equivalent payments on unvested participating securities.
(b) Includes estimated forfeitures.

On July 29, 2019, the Board of Directors declared a quarterly dividend payable to stockholders of record as of August 14, 2019, of the Company’s Common Stock, and a dividend equivalent payable to holders of certain RSUs as of August 14, 2019, of $.10 per share and per unit, payable on August 30, 2019.

Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including brand development and share repurchase activities) and the overall cost of capital. Total debt was $42,489 (net of unamortized loan fees of $514) at June 30, 2019, and $32,014 (net of unamortized loan fees of $580) at December 31, 2018.

Financial Condition and Liquidity. Our principal uses of cash in the ordinary course of business are for input costs used in our production processes, salaries, capital expenditures, and investments supporting our strategic plan, such as the aging of barreled distillate. As part of our strategy, as demand grows for American whiskeys, in both the United States and global markets, we are building our inventories of aged premium whiskeys to fully participate in this growth (see “Barreled distillate (bourbons and whiskeys)” in Note 1).  Generally, during periods when commodities prices are rising, our operations require increased use of cash to support inventory levels.
Our principal sources of cash are product sales and borrowing on our Credit Agreement and Note Purchase Agreement.  Under our Credit Agreement and Note Purchase Agreement, we must meet certain financial covenants and restrictions, and at June 30, 2019, we met those covenants and restrictions.
At June 30, 2019, our current assets exceeded our current liabilities by $136,893, largely due to our inventories, at cost, of $118,007. At June 30, 2019, our cash balance was $2,162 and we have used our Credit Agreement and Note Purchase Agreement for liquidity purposes, with $148,400 remaining for additional borrowings. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We regularly assesses our cash needs and the available sources to fund these needs. We utilize short-term and long-term debt to fund discretionary items, such as capital investments and dividend payments. In addition, we have strong operating results such that financial institutions should provide sufficient credit funding to meet short-term financing requirements, if needed.

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

Commodity Costs. Certain commodities we use in our production process, or input costs, expose us to market price risk due to volatility in the prices for those commodities.  Through our grain supply contracts for our Atchison and Lawrenceburg facilities, our wheat flour supply contract for our Atchison facility, and our natural gas contracts for both facilities, we purchase grain, wheat flour, and natural gas, respectively, for delivery from one to 24 months into the future at negotiated prices.  We have determined that the firm commitments to purchase grain, wheat flour, and natural gas under the terms of our supply contracts meet the normal purchases and sales exception as defined under Accounting Standards Codification (“ASC”) 815,  Derivatives and Hedging, because the quantities involved are for amounts to be consumed within the normal expected production process.

Interest Rate Exposures. Our Credit Agreement and Note Purchase Agreement (Note 3) expose us to market risks arising from adverse changes in interest rates. Established procedures and internal processes govern the management of this market risk.

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on weighted average outstanding variable-rate borrowings at June 30, 2019, a 100 basis point increase over the non-default rates actually in effect at such date would increase our interest expense on an annualized basis by $81. Based on weighted average outstanding fixed-rate borrowings at June 30, 2019, a 100 basis point increase in market rates would result in a decrease in the fair value of our outstanding fixed-rate debt of $2,090, and a 100 basis point decrease in market rates would result in an increase in the fair value of our outstanding fixed-rate debt of $2,233.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the quarter ended June 30, 2019, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There were no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Reference is made to Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2018, and Note 7 to this Report on Form 10-Q for information on certain proceedings to which we are subject.
We are a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us. On May 29, 2019 the Company was indicted in the U.S. District Court for the District of Kansas for alleged violations of the Clean Air Act related to a chemical release at the Company’s Atchison, Kansas facility on October 21, 2016. If convicted, the statutory maximum penalty could result in a fine of up to $1,500. The Company intends to offer a vigorous defense against the charges.

ITEM 1A.    RISK FACTORS

Risk factors are described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes thereto during the quarter or year to date ended June 30, 2019.
ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no unregistered sale of equity securities during the quarter ended June 30, 2019.

ISSUER PURCHASES OF EQUITY SECURITIES

	(1) Total Number of Shares (or Units) Purchased		(2) Average Price Paid per Share (or Unit)	(3) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(4) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2019, through April 30, 2019	6	(a)	$79.14	—	$25,000,000	(b)
May 1, 2019, through May 31, 2019	—		$—	—	$25,000,000	(b)
June 1, 2019, through June 30, 2019	—		$—	—	$25,000,000	(b)
Total	6			—

(a)	Vested RSUs awarded under the 2014 Plan purchased to cover employee withholding taxes.

(b)
On February 25, 2019, our Board of Directors approved a $25,000 share repurchase authorization commencing February 27, 2019 through February 27, 2022. Under the share repurchase program, we can repurchase stock from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws. This share repurchase program may be modified, suspended, or terminated by us at any time without prior notice.

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
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter and year to date periods ended June 30, 2019, formatted in iXBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2019, and December 31, 2018, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, (v) Condensed Consolidated Statement of Changes in Stockholders’ Equity, and (vi) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date:	July 31, 2019	By	/s/ Augustus C. Griffin
Augustus C. Griffin, President and Chief Executive Officer

Date:	July 31, 2019	By	/s/ Brandon M. Gall
Brandon M. Gall, Vice President, Finance and Chief Financial Officer