Form 10-Q
period 2019-09-30
MGP INGREDIENTS INC
filed 2019-10-31
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
☒ Large accelerated filer                                                      ☐ Accelerated filer
☐ Non-accelerated filer (Do not check if smaller reporting company)    ☐ Smaller Reporting Company
☐ Emerging growth company

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
17,027,063 shares of Common Stock, no par value as of October 25, 2019

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter Ended September 30,		Year to Date Ended September 30,
	2019	2018	2019	2018
Sales (Note 2)	$90,685	$95,031	$270,282	$271,239
Cost of sales	71,895	75,432	215,310	213,248
Gross profit	18,790	19,599	54,972	57,991
Selling, general and administrative expenses	7,186	7,584	23,981	24,455
Operating income	11,604	12,015	30,991	33,536
Interest expense, net	(364)	(334)	(937)	(830)
Income before income taxes	11,240	11,681	30,054	32,706
Income tax expense (Note 4)	3,025	2,673	4,208	7,244
Net income	8,215	9,008	25,846	25,462

Income attributable to participating securities	54	174	171	491
Net income attributable to common shareholders and used in earnings per share calculation (Note 5)	$8,161	$8,834	$25,675	$24,971

Basic and diluted weighted average common shares	17,027,068	16,872,091	17,006,226	16,861,700

Basic and diluted earnings per common share	$0.48	$0.52	$1.51	$1.48

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Quarter Ended September 30,		Year to Date Ended September 30,
	2019	2018	2019	2018
Net income	$8,215	$9,008	$25,846	$25,462
Other comprehensive income (loss), net of tax:
Change in Company-sponsored post-employment benefit plan	(7)	14	(9)	42
Comprehensive income	$8,208	$9,022	$25,837	$25,504

See accompanying notes to unaudited condensed consolidated financial statements

       MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	September 30, 2019	December 31, 2018
Current Assets
Cash and cash equivalents	$4,397	$5,025
Receivables (less allowance for doubtful accounts at September 30, 2019, and December 31, 2018 - $24)	40,554	38,797
Inventory (Note 1)	126,193	108,769
Prepaid expenses	1,646	1,320
Refundable income taxes	2,850	712
Total current assets	175,640	154,623

Property, plant, and equipment	304,730	295,893
Less accumulated depreciation and amortization	(182,576)	(175,105)
Property, plant, and equipment, net	122,154	120,788
Operating lease right-of-use asset, net (Note 6)	5,628	—
Other assets	3,598	2,481
Total assets	$307,020	$277,892

Current Liabilities
Current maturities of long-term debt (Note 3)	$397	$386
Accounts payable	24,200	25,363
Accrued expenses	10,528	11,714
Total current liabilities	35,125	37,463

Long-term debt, less current maturities (Note 3)	40,756	21,040
Credit agreement - revolver (Note 3)	173	10,588
Operating lease liability (Note 6)	3,598	—
Deferred credits	1,316	1,565
Accrued retirement, health, and life insurance benefits	2,427	2,595
Other noncurrent liabilities	1,576	1,523
Deferred income taxes	2,629	1,677
Total liabilities	87,600	76,451

Commitments and Contingencies (Note 7)
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 18,115,965 shares at September 30, 2019 and December 31, 2018; and 17,024,938 and 16,856,414 shares outstanding at September 30, 2019 and December 31, 2018, respectively	6,715	6,715
Additional paid-in capital	13,601	15,375
Retained earnings	219,551	198,914
Accumulated other comprehensive loss	(104)	(164)
Treasury stock, at cost
Shares of 1,091,027 at September 30, 2019, and 1,259,511 at December 31, 2018	(20,347)	(19,403)
Total stockholders’ equity	219,420	201,441
Total liabilities and stockholders’ equity	$307,020	$277,892

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Year to Date Ended September 30,
	2019	2018
Cash Flows from Operating Activities
Net income	$25,846	$25,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,537	8,529
Gain on sale of assets	(138)	—
Share-based compensation	2,752	2,464
Deferred income taxes, including change in valuation allowance	952	924
Changes in operating assets and liabilities:
Receivables, net	(1,757)	(15,644)
Inventory	(17,424)	(14,197)
Prepaid expenses	(326)	297
Refundable income taxes	(2,138)	(31)
Accounts payable	(331)	(3,453)
Accrued expenses	(3,236)	(2,623)
Deferred credits	(249)	(464)
Accrued retirement health, and life insurance benefits	(96)	395
Other	21	—
Net cash provided by operating activities	12,413	1,659
Cash Flows from Investing Activities
Additions to property, plant, and equipment	(10,375)	(18,870)
Deferred compensation plan investments	(1,189)	—
Net cash used in investing activities	(11,564)	(18,870)
Cash Flows from Financing Activities
Payment of dividends and dividend equivalents	(5,141)	(4,125)
Purchase of treasury stock for tax withholding on equity-based compensation	(5,470)	(2,215)
Proceeds on long-term debt	20,000	—
Principal payments on long-term debt	(288)	(279)
Proceeds from credit agreement - revolver	14,140	22,766
Payments on credit agreement - revolver	(24,640)	(2,020)
Other	(78)	—
Net cash provided by (used in) financing activities	(1,477)	14,127
Decrease in cash and cash equivalents	(628)	(3,084)
Cash and cash equivalents, beginning of period	5,025	3,084
Cash and cash equivalents, end of period	$4,397	$—

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For Year to Date Ended September 30, 2019
(Unaudited) (Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2018	$4	$6,715	$15,375	$198,914	$(164)	$(19,403)	$201,441
Comprehensive income:
Net income	—	—	—	9,720	—	—	9,720
Other comprehensive income	—	—	—	—	14	—	14
Dividends and dividend equivalents of $0.10 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(1,714)	—	—	(1,714)
Share-based compensation	—	—	1,031	—	—	—	1,031
Stock shares awarded, forfeited, or vested	—	—	(3,770)	—	—	3,864	94
Purchase of treasury stock for tax withholding on equity-based compensation	—	—	—	—	—	(5,467)	(5,467)
Adjustment related to Accounting Standards Update 2018-02 adoption	—	—	—	(69)	69	—	—
Balance, March 31, 2019	4	6,715	12,636	206,851	(81)	(21,006)	205,119
Comprehensive income:
Net income	—	—	—	7,911	—	—	7,911
Other comprehensive loss	—	—	—	—	(16)	—	(16)
Dividends and dividend equivalents of $0.10 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(1,713)	—	—	(1,713)
Share-based compensation	—	—	481	—	—	—	481
Stock shares awarded, forfeited, or vested	—	—	—	—	—	660	660
Balance, June 30, 2019	4	6,715	13,117	213,049	(97)	(20,346)	212,442
Comprehensive income:
Net income	—	—	—	8,215	—	—	8,215
Other comprehensive loss	—	—	—	—	(7)	—	(7)
Dividends and dividend equivalents of $0.10 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(1,713)	—	—	(1,713)
Share-based compensation	—	—	484	—	—	—	484
Purchase of treasury stock for tax withholding on share-based compensation	—	—	—	—	—	(1)	(1)
Balance, September 30, 2019	$4	$6,715	$13,601	$219,551	$(104)	$(20,347)	$219,420

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For Year to Date Ended September 30, 2018
(Unaudited) (Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2017	$4	$6,715	$13,912	$167,129	$(311)	$(18,719)	$168,730
Comprehensive income:
Net income	—	—	—	8,927	—	—	8,927
Other comprehensive loss	—	—	—	—	(13)	—	(13)
Dividends and dividend equivalents of $0.08 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(1,374)	—	—	(1,374)
Share-based compensation	—	—	1,052	—	—	—	1,052
Stock shares awarded, forfeited, or vested	—	—	(981)	—	—	1,120	139
Purchase of treasury stock for tax withholding on equity-based compensation	—	—	—	—	—	(2,073)	(2,073)
Balance, March 31, 2018	4	6,715	13,983	174,682	(324)	(19,672)	175,388
Comprehensive income:
Net income	—	—	—	7,527	—	—	7,527
Other comprehensive income	—	—	—	—	41	—	41
Dividends and dividend equivalents of $0.08 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(1,374)	—	—	(1,374)
Share-based compensation	—	—	501	—	—	—	501
Stock shares awarded, forfeited, or vested	—	—	—	—	—	277	277
Balance, June 30, 2018	4	6,715	14,484	180,835	(283)	(19,395)	182,360
Comprehensive income:
Net income	—	—	—	9,008	—	—	9,008
Other comprehensive income	—	—	—	—	14	—	14
Dividends and dividend equivalents of $0.08 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(1,374)	—	—	(1,374)
Share-based compensation	—	—	496	—	—	—	496
Stock shares awarded, forfeited, or vested	—	—	(92)	—	—	92	—
Purchase of treasury stock for tax withholding on share-based compensation	—	—	—	—	—	(142)	(142)
Balance, September 30, 2018	$4	$6,715	$14,888	$188,469	$(269)	$(19,445)	$190,362

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

Note 1.  Accounting Policies and Basis of Presentation

The Company. MGP Ingredients, Inc. (“the Company,” and “MGP”) is a Kansas corporation headquartered in Atchison, Kansas and is a leading producer and supplier of premium distilled spirits and specialty wheat protein and starch food ingredients. Distilled spirits include premium bourbon and rye whiskeys and grain neutral spirits, including vodka and gin. MGP is also a top producer of high quality industrial alcohol for use in both food and non-food applications. The Company’s protein and starch food ingredients provide a host of functional, nutritional, and sensory benefits for a wide range of food products to serve the packaged goods industry. The Company’s distillery products are derived from corn and other grains (including rye, barley, wheat, barley malt, and milo), and its ingredient products are derived from wheat flour.  The majority of the Company’s sales are made directly, or through distributors, to manufacturers and processors of finished packaged goods or to bakeries.

Basis of Presentation and Principles of Consolidation. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements as of and for the quarter ended September 30, 2019, should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”).  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Inventories are stated at lower of cost or net realizable value on the first-in, first-out, or FIFO, method.  Inventory valuations are impacted by constantly changing prices paid for key materials, primarily corn. Inventory consists of the following:

	September 30, 2019	December 31, 2018
Finished goods	$16,200	$17,296
Barreled distillate (bourbons and whiskeys)	95,164	76,374
Raw materials	3,720	4,906
Work in process	1,697	1,550
Maintenance materials	8,007	7,541
Other	1,405	1,102
Total	$126,193	$108,769

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

The Company’s distillery products segment routinely enters into bill and hold arrangements, whereby the Company produces and sells unaged distillate to customers, and the product is subsequently barreled at the customer’s request and warehoused at a Company location for an extended period of time in accordance with directions received from the Company’s customers. Even though the unaged distillate remains in the Company’s possession, a sale is recognized at the point in time when the customer obtains control of the product. Control is transferred to the customer in bill and hold transactions when; customer acceptance specifications have been met, legal title has transferred, the customer has a present obligation to pay for the product, and the risk and rewards of ownership have transferred to the customer. Additionally, all the following bill and hold criteria have to be met in order for control to be transferred to the customer; the customer has requested the product be warehoused, the product has been identified as separately belonging to the customer, the product is currently ready for physical transfer to the customer, and the Company does not have the ability to use the product or direct it to another customer.

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

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $42,350 and $32,018 at September 30, 2019 and December 31, 2018, respectively. The financial statement carrying value of total debt was $41,326 (including unamortized loan fees) and $32,014 (including unamortized loan fees) at September 30, 2019 and December 31, 2018, respectively.  These fair values are considered Level 2 under the fair value hierarchy. Fair value disclosure for deferred compensation plan investments is included in Note 8.

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

Note 2.  Sales

The following table presents the Company’s sales by segment and major products and services:

	Quarter Ended September 30,		Year to Date Ended September 30,
	2019	2018	2019	2018
Distillery Products
Brown goods	$26,606	$32,137	$79,054	$88,074
White goods	15,359	14,727	47,232	45,061
Premium beverage alcohol	41,965	46,864	126,286	133,135
Industrial alcohol	19,525	20,661	60,604	59,300
Food grade alcohol	61,490	67,525	186,890	192,435
Fuel grade alcohol	1,438	1,576	4,337	5,006
Distillers feed and related co-products	6,630	5,898	19,906	18,785
Warehouse services	3,737	3,337	10,762	9,139
Total distillery products	73,295	78,336	221,895	225,365

Ingredient Solutions
Specialty wheat starches	8,432	7,030	22,523	21,170
Specialty wheat proteins	6,166	5,486	15,884	16,230
Commodity wheat starches	2,300	2,793	7,575	6,926
Commodity wheat proteins	492	1,386	2,405	1,548
Total ingredient solutions	17,390	16,695	48,387	45,874

Total sales	$90,685	$95,031	$270,282	$271,239

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

Note 3.  Corporate Borrowings

The following table presents the Company’s outstanding indebtedness:

Description(a)	September 30, 2019	December 31, 2018
Credit Agreement - Revolver, 3.43% (variable rate) due 2022	$500	11,000
Secured Promissory Note, 3.71% (fixed rate) due 2022	1,306	1,594
Prudential Note Purchase Agreement, 3.53% (fixed rate) due 2027	20,000	20,000
Prudential Note Purchase Agreement, 3.80% (fixed rate) due 2029	20,000	—
Total indebtedness outstanding	41,806	32,594
Less unamortized loan fees(b)	(480)	(580)
Total indebtedness outstanding, net	41,326	32,014
Less current maturities of long-term debt	(397)	(386)
Long-term debt	$40,929	$31,628

(a) Interest rates are as of September 30, 2019.
(b) Loan fees are being amortized over the life of the Credit Agreement and Note Purchase Agreement.

Credit and Note Purchase Agreements. The Company’s Credit Agreement with Wells Fargo Bank, National Association, provides for a $150,000 revolving credit facility. The Company may increase the facility from time to time by an aggregate principal amount of up to $25,000 provided certain conditions are satisfied and at the discretion of the lender. The Credit Agreement matures on August 23, 2022. The Credit Agreement includes certain requirements and covenants, which the Company was in compliance with at September 30, 2019. As of September 30, 2019, the Company’s total outstanding borrowings under the Credit Agreement were $500 leaving $149,500 available.
The Company’s Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. provides for the issuance of up to $75,000 of Senior Secured Notes. During 2017, the Company issued $20,000 of Senior Secured Notes with a maturity date of August 23, 2027. On April 30, 2019, the Company issued $20,000 of additional Senior Secured Notes with a maturity date of April 30, 2029. The Note Purchase Agreement includes certain requirements and covenants, which the Company was in compliance with at September 30, 2019.

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

Income tax expense for the quarter and year to date ended September 30, 2019, was $3,025 and $4,208, respectively, for an effective tax rate of 26.9 percent and 14.0 percent, respectively. For the quarter ended September 30, 2019, the effective tax rate differed from the 21 percent federal statutory rate on pretax income, primarily due to state income taxes and the discrete tax impact of the legal matters discussed in Note 7, partially offset by state and federal tax credits. For the year to date ended September 30, 2019, the effective tax rate differed from the 21 percent federal statutory rate on pretax income, primarily due to the tax impact of vested share-based awards, the tax impact of state and federal tax credits, partially offset by state income taxes, discrete tax impact of the legal matters discussed in Note 7, and certain compensation being subject to the compensation deduction limitations applicable for public companies.

Income tax expense for the quarter and year to date ended September 30, 2018, was $2,673 and $7,244, respectively, for an effective tax rate of 22.9 percent and 22.1 percent, respectively. For the quarter, the effective tax rate differed from the 21 percent federal statutory rate on pretax income, primarily due to state taxes, including a reduction of state taxes for state income tax credits in Indiana and Kansas. Year to date, the effective tax rate differed from the 21 percent federal statutory rate on pretax income, primarily due to a change in estimate in 2018 related to the income tax impact on the 2017 sale of the Company’s equity method investment and state taxes, partially offset by the impact of income tax benefits related to vested share-based awards and state and federal tax credits.

Note 5.  EPS

The computations of basic and diluted EPS:

	Quarter Ended September 30,		Year to Date Ended September 30,
	2019	2018	2019	2018
Operations:
Net income(a)	$8,215	$9,008	$25,846	$25,462
Less: Income attributable to participating securities(b)	54	174	171	491
Net income attributable to common shareholders	$8,161	$8,834	$25,675	$24,971

Share information:
Basic and diluted weighted average common shares(c)	17,027,068	16,872,091	17,006,226	16,861,700

Basic and diluted EPS	$0.48	$0.52	$1.51	$1.48

(a)Net income attributable to all shareholders.
(b)Participating securities included 112,865 and 331,375 unvested restricted stock units (“RSUs”), at September 30, 2019 and 2018, respectively.
(c)Under the two-class method, basic and diluted weighted average common shares at September 30, 2019 and 2018, exclude unvested participating securities.

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

The following table provides supplemental balance sheet classification information related to leases:

Leases	Balance Sheet Classification	September 30, 2019
Assets
Operating	Operating lease right-of-use-asset, net	$5,628
Total leased assets(a)		$5,628

Liabilities
Current Operating	Accrued expenses	$2,077
Noncurrent Operating	Operating lease liability	3,598
Total operating lease liability(a)		$5,675
(a) The Company has no finance lease assets or liabilities.

The following table presents the components of lease costs:

	Quarter Ended September 30,	Year to Date Ended September 30,
	2019	2019
Operating lease costs	$620	$1,778
Short-term lease costs	169	722
Sublease income	(99)	(147)
Net lease costs(a)(b)	$690	$2,353
(a) The Company has no finance lease costs.
(b) Recorded as a component of Operating income on the Company’s Condensed Consolidated Statement of Income.

The following table presents supplemental cash flow and non-cash activity related to lease information:

Year to Date Ended September 30,
2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases(a)	$1,757

Right-of-use assets obtained in exchange for lease obligations
Operating leases(a)	$576
(a) The Company has no finance leases.

The following table presents weighted average discount rate and remaining lease term:

September 30, 2019
Weighted average discount rate (a)
Operating leases	5.88%

Weighted average remaining lease term(a)
Operating leases	3.1 years
(a) The Company has no finance leases.

As of September 30, 2019, the maturities of operating lease liabilities were as follows:

September 30, 2019
Remainder of 2019	$596
2020	2,278
2021	1,684
2022	1,079
2023	496
After 2023	57
Total lease payments	6,190
Less interest	(515)
Total operating lease liability(a)	$5,675
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

The EPA informed the Company on August 1, 2017, that it intends to seek an administrative civil penalty of approximately $250 in connection with its investigation of the Atchison Chemical Release. As of October 25, 2019, the Company has reached a resolution on the EPA administrative civil penalty case in the amount of $251, which is included as a component of Accounts payable in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2019.

On May 29, 2019, federal charges for alleged violations of the Clean Air Act related to the Atchison Chemical Release were filed against the Company, along with another unaffiliated company. As of October 28, 2019, the Company has reached a plea agreement with the Department of Justice pertaining to a negligent Clean Air Act violation pursuant to which the Company agreed, among other things, to a fine in the amount of $1,000, which is included as a component of Accounts payable in the Company’s Condensed Balance Sheet as of September 30, 2019.

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

As of September 30, 2019, 334,389 RSUs had been granted of the 1,500,000 shares approved under the 2014 Plan, and 81,558 shares had been granted of the 300,000 shares approved under the Directors’ Plan. As of September 30, 2019, there were 118,525 unvested RSUs under the Company’s long-term incentive plans and 112,865 were participating securities (Note 5).

Deferred Compensation Plan. The Company established an unfunded Executive Deferred Compensation Plan (“EDC Plan”) effective as of June 30, 2018, with a purpose to attract and retain highly-compensated key employees by providing participants with an opportunity to defer receipt of a portion of their salary, bonus, and other specified compensation. The Company’s obligations under this plan will change in conjunction with the performance of the participants’ investments, along with contributions to and withdrawals from the plan. Realized and unrealized gains (losses) on deferred compensation plan investments were insignificant and were included as a component of Operating income in the Company’s Condensed Consolidated Statements of Income for the quarter and year to date ended September 30, 2019, because the Company’s deferred compensation investments consist of mutual funds that are considered trading securities.

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

For 2019, participants are able to direct the deferral of a portion of their 2019 base salary and a portion of their estimated, accrued 2019 STI Plan amount. Base salary amounts elected for deferral are deposited into the EDC Plan by the Company on a weekly basis and allocated by participants among Company-determined investment options. At September 30, 2019, the EDC Plan investments were $1,239 and were recorded in Other assets on the Company’s Condensed Consolidated Balance Sheet. The EDC Plan liability for base pay and the 2019 STI Plan was $1,489. The current portion of the liability is comprised of estimated amounts to be paid to participants within one year. At September 30, 2019, $181 of the EDC Plan liability was considered current which was included in Accrued expenses in the Company’s Condensed Consolidated Balance Sheet, and $1,308 was considered non-current and was included in Other noncurrent liabilities on the Company’s Condensed Consolidated Balance Sheet.

Note 9.  Operating Segments

At September 30, 2019 and 2018, the Company had two segments: distillery products and ingredient solutions. The distillery products segment consists of food grade alcohol and distillery co-products, such as distillers feed (commonly called dried distillers grain in the industry) and fuel grade alcohol. The distillery products segment also includes warehouse services, including barrel put away, storage, retrieval, and blending services. Ingredient solutions segment consists of specialty starches and proteins and commodity starches and proteins.

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

	Quarter Ended September 30,		Year to Date Ended September 30,
	2019	2018	2019	2018
Sales to Customers
Distillery products	$73,295	$78,336	$221,895	$225,365
Ingredient solutions	17,390	16,695	48,387	45,874
Total	$90,685	$95,031	$270,282	$271,239

Gross Profit
Distillery products	$15,905	$16,269	$47,647	$48,819
Ingredient solutions	2,885	3,330	7,325	9,172
Total	$18,790	$19,599	$54,972	$57,991

Depreciation and Amortization
Distillery products	$2,274	$2,067	$6,628	$6,565
Ingredient solutions	384	369	1,123	1,182
Corporate	277	267	786	782
Total	$2,935	$2,703	$8,537	$8,529

Income (loss) before Income Taxes
Distillery products	$14,180	$14,344	$42,481	$43,298
Ingredient solutions	2,226	2,671	5,326	7,236
Corporate	(5,166)	(5,334)	(17,753)	(17,828)
Total	$11,240	$11,681	$30,054	$32,706

The following table allocates assets to each segment as of:

	September 30, 2019	December 31, 2018
Identifiable Assets
Distillery products	$253,371	$223,890
Ingredient solutions	31,762	35,147
Corporate	21,887	18,855
Total	$307,020	$277,892

Note 10.  Subsequent Events

During October 2019, the Company reached an agreement with the EPA and the Department of Justice related to the Atchison Chemical Release (Note 7).

On October 29, 2019, the Company’s Board of Directors declared a quarterly dividend payable to stockholders of record as of November 14, 2019, of the Company’s Common Stock, and a dividend equivalent payable to holders of certain RSUs as of November 14, 2019, of $0.10 per share and per unit, payable on November 26, 2019.

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

RESULTS OF OPERATIONS

Consolidated results

The table below details the consolidated results for the quarters ended September 30, 2019 and 2018:

	Quarter Ended September 30,
	2019	2018	2019 v. 2018
Sales	$90,685	$95,031	(4.6)%
Cost of sales	71,895	75,432	(4.7)
Gross profit	18,790	19,599	(4.1)
Gross margin %	20.7%	20.6%	0.1	pp(a)
Selling, general, and administrative (“SG&A”) expenses	7,186	7,584	(5.2)
Operating income	11,604	12,015	(3.4)
Operating margin %	12.8%	12.6%	0.2	pp
Interest expense, net	(364)	(334)	9.0
Income before income taxes	11,240	11,681	(3.8)
Income tax expense	3,025	2,673	13.2
Effective tax expense rate %	26.9%	22.9%	4.0	pp
Net income	$8,215	$9,008	(8.8)%
Net income margin %	9.1%	9.5%	(0.4)	pp
(a) Percentage points (“pp”).

Sales - Sales for quarter ended September 30, 2019, were $90,685, a decrease of 4.6% compared to the year-ago quarter, which was the result of decreased sales in the distillery products segment, partially offset by increased sales in the ingredient solutions segment. Within the distillery products segment, sales were down 6.4 percent, primarily due to decreases in the sales of brown goods within premium beverage alcohol, industrial alcohol, and fuel grade alcohol, partially offset by an increase in the sales of distillers feed and related co-products, white goods within premium beverage alcohol and warehouse services. Within the ingredient solutions segment, sales were up 4.2 percent. Sales of specialty wheat starches and proteins were higher, partially offset by a decrease in sales of commodity wheat proteins and starches (see Segment Results).

Gross profit - Gross profit for quarter ended September 30, 2019, was $18,790, a decrease of 4.1 percent compared to the year-ago quarter. The decrease was driven by a decrease in gross profit in both ingredient solutions and distillery products segments. In the ingredient solutions segment, gross profit decreased by $445, or 13.4 percent. In the distillery products segment, gross profit declined by $364, or 2.2 percent (see Segment Results).

SG&A expenses - SG&A expenses for quarter ended September 30, 2019, were $7,186, a decrease of 5.2 percent compared to the year-ago quarter. The decrease in SG&A was primarily due to lower personnel costs and other cost saving initiatives, partially offset by increased costs related to the legal matters discussed in Note 7.

Operating income - Operating income for quarter ended September 30, 2019, decreased to $11,604 from $12,015 for quarter ended September 30, 2018, primarily due to a decrease in gross profit in both the ingredient solutions and distillery products segments, partially offset by the decrease in the above described SG&A expenses.

Operating income, quarter versus quarter	Operating Income	Change
Operating income for quarter ended September 30, 2018	$12,015
Decrease in gross profit - ingredient solutions segment(a)	(445)	(3.7)	pp(b)
Decrease in gross profit - distillery products segment(a)	(364)	(3.0)	pp
Decrease in SG&A expenses	398	3.3	pp
Operating income for quarter ended September 30, 2019	$11,604	(3.4)%

(a) See segment discussion.
(b) Percentage points (“pp”).

Income tax expense - Income tax expense for quarter ended September 30, 2019 was $3,025, for an effective tax rate of 26.9 percent. Income tax expense for the quarter ended September 30, 2018, was $2,673, for an effective tax rate of 22.9 percent. The increase, quarter versus quarter, was primarily due to the discrete tax impact of the legal matters discussed in Note 7.

Earnings per share (“EPS”) - EPS was $0.48 for quarter ended September 30, 2019, compared to $0.52 for quarter ended September 30, 2018. EPS decreased, quarter versus quarter, primarily due to a decrease in operations, the change in income tax expense as described above and an increase in weighted average shares outstanding, partially offset by a decrease in income attributable to participating securities.

Change in basic and diluted EPS, quarter versus quarter	Basic and Diluted EPS	Change
Basic and diluted EPS for quarter ended September 30, 2018	$0.52
Decrease in operations(a)	(0.02)	(3.8)	pp(b)
Change in income tax	(0.02)	(3.8)	pp
Increase in weighted average shares outstanding	(0.01)	(1.9)	pp
Decrease in income attributable to participating securities	0.01	1.9	pp
Basic and diluted EPS for quarter ended September 30, 2019	$0.48	(7.6)%

(a) Item is net of tax based on the effective tax rate for the base year (2018).
(b) Percentage points (“pp”).

The table below details the consolidated results for the year to date ended September 30, 2019 and 2018:

	Year to Date Ended September 30,
	2019	2018	2019 v. 2018
Sales	$270,282	$271,239	(0.4)%
Cost of sales	215,310	213,248	1.0
Gross profit	54,972	57,991	(5.2)
Gross margin %	20.3%	21.4%	(1.1)	pp(a)
SG&A expenses	23,981	24,455	(1.9)
Operating income	30,991	33,536	(7.6)
Operating margin %	11.5%	12.4%	(0.9)	pp
Interest expense, net	(937)	(830)	12.9
Income before income taxes	30,054	32,706	(8.1)
Income tax expense	4,208	7,244	(41.9)
Effective tax expense rate %	14.0%	22.1%	(8.1)	pp
Net income	$25,846	$25,462	1.5%
Net income margin %	9.6%	9.4%	0.2	pp

(a) Percentage points (“pp”).

Sales - Sales for year to date ended September 30, 2019, were $270,282, a decrease of 0.4 percent compared to the year-ago period, which was the result of decreased sales in the distillery products segment, partially offset by increased sales in the ingredient solutions segment. Within the distillery products segment, sales were down 1.5 percent, primarily due to a decrease in sales of brown goods within premium beverage alcohol and fuel grade alcohol, partially offset by an increase in sales of white goods within premium beverage alcohol, warehouse services, industrial alcohol and distillers feed and related co-products. Within the ingredient solutions segment, sales were up 5.5 percent. Sales of specialty wheat starches, commodity wheat proteins and starches were higher, partially offset by a decrease in sales of specialty wheat proteins (see Segment Results).

Gross profit - Gross profit for year to date ended September 30, 2019, was $54,972, a decrease of 5.2 percent compared to the year-ago period. The decrease was driven by a decrease in gross profit in both the ingredient solutions and distillery products segments. In the ingredient solutions segment, gross profit decreased by $1,847, or 20.1 percent. In the distillery products segment, gross profit declined by $1,172, or 2.4 percent (see Segment Results).

SG&A expenses - SG&A expenses for year to date ended September 30, 2019, were $23,981, a decrease of 1.9 percent compared to the year-ago period. The decrease in SG&A was due to lower personnel costs and other cost saving initiatives, partially offset by increased costs related to the legal matters discussed in Note 7.

Operating income - Operating income for year to date ended September 30, 2019, decreased to $30,991 from $33,536 for year to date period ended September 30, 2018, primarily due to a decrease in gross profit in both the ingredient solutions and distillery products segments. These decreases were partially offset by a decrease in above-described SG&A expenses.

Operating income, year to date versus year to date	Operating Income	Change
Operating income for year to date ended September 30, 2018	$33,536
Decrease in gross profit - ingredient solutions segment(a)	(1,847)	(5.5)	pp(b)
Decrease in gross profit - distillery products segment(a)	(1,172)	(3.5)	pp
Decrease in SG&A expenses	474	1.4	pp
Operating income for year to date ended September 30, 2019	$30,991	(7.6)%

(a) See segment discussion.
(b) Percentage points (“pp”).

Income tax expense - Income tax expense for year to date ended September 30, 2019, was $4,208, for an effective tax rate of 14.0 percent. Income tax expense for the year to date ended September 30, 2018, was $7,244, for an effective tax rate of 22.1 percent. The decrease, year to date versus year to date, was primarily due to the tax impacts of vested share-based awards and the change in estimate in 2018 related to the 2017 sale of the Company’s equity method investment that did not recur in 2019.

Earnings per share - EPS was $1.51 for year to date ended September 30, 2019, compared to $1.48 for year to date ended September 30, 2018. EPS increased, year to date versus year to date, primarily due to the tax impacts of vested share-based awards, decrease in effective tax rate as well as other tax impacts as described above. Partially offsetting these increases was a decrease in operations (see above) and an increase in weighted average shares outstanding.

Change in basic and diluted EPS, year to date versus year to date	Basic and Diluted EPS	Change
Basic and diluted EPS for year to date ended September 30, 2018	$1.48
Tax: Change in share-based compensation	0.11	7.4	pp(b)
Tax: Change in effective tax rate (excluding above tax item)	0.04	2.7	pp
Tax: Change in other	0.02	1.4	pp
Decrease in income attributable to participating securities	0.01	0.7	pp
Decrease in operations(a)	(0.13)	(8.8)	pp
Increase in weighted average shares outstanding	(0.02)	(1.4)	pp
Basic and diluted EPS for year to date ended September 30, 2019	$1.51	2.0%

(a) Item is net of tax based on the effective tax rate for the base year (2018).
(b) Percentage points (“pp”).

SEGMENT RESULTS

Distillery Products

The following tables show selected financial information for the distillery products segment for the quarters ended September 30, 2019 and 2018.

	DISTILLERY PRODUCTS SALES
	Quarter Ended September 30,		Quarter versus Quarter Sales Change Increase/(Decrease)
	2019	2018	$ Change	% Change
Brown goods	$26,606	$32,137	$(5,531)	(17.2)%
White goods	15,359	14,727	632	4.3
Premium beverage alcohol	41,965	46,864	(4,899)	(10.5)
Industrial alcohol	19,525	20,661	(1,136)	(5.5)
Food grade alcohol	61,490	67,525	(6,035)	(8.9)
Fuel grade alcohol	1,438	1,576	(138)	(8.8)
Distillers feed and related co-products	6,630	5,898	732	12.4
Warehouse services	3,737	3,337	400	12.0
Total distillery products	$73,295	$78,336	$(5,041)	(6.4)%

	Change in Quarter versus Quarter Sales Attributed to:
	Total	Volume	Net Price/Mix
Premium beverage alcohol	(10.5)%	(1.5)%	(9.0)%

	Other Financial Information
	Quarter Ended September 30,		Quarter versus Quarter Increase / (Decrease)
	2019	2018	$ Change	% Change
Gross profit	$15,905	$16,269	$(364)	(2.2)%
Gross margin %	21.7%	20.8%		0.9	pp(a)

(a) Percentage points (“pp”).

Total sales of distillery products for the quarter ended September 30, 2019, decreased by $5,041, or 6.4 percent, compared to the prior year quarter. Sales of brown goods within premium beverage alcohol, industrial alcohol, and fuel grade alcohol decreased, while sales of distillers feed and related co-products, white goods within premium beverage alcohol and warehouse services increased compared to the prior year quarter. The decline in sales of brown goods and industrial alcohol was driven by lower sales volume, partially offset by higher average selling price. The increase in sales of distillers feed and related co-products was due to a higher average selling price and an increase in sales volume. The increase in sales of white goods was driven by an increase in sales volume partially offset by lower average selling prices.

Gross profit decreased quarter versus quarter by $364, or 2.2 percent. Gross margin for the quarter ended September 30, 2019, increased to 21.7 percent from 20.8 percent for the prior year quarter. The decline in gross profit was primarily due to lower volumes on brown goods. White goods and industrial alcohol gross profits declined slightly as the market remains challenged due to oversupply. These decreases were partially offset by higher gross profit on distillers feed and related co-products and lower production costs at the Lawrenceburg facility.

The following tables show selected financial information for the distillery products segment for the year to date ended September 30, 2019 and 2018.

	DISTILLERY PRODUCTS SALES
	Year to Date Ended September 30,		Year to Date versus Year to Date Sales Change Increase/(Decrease)
	2019	2018	$ Change	% Change
Brown Goods	$79,054	$88,074	$(9,020)	(10.2)%
White Goods	47,232	45,061	2,171	4.8
Premium beverage alcohol	126,286	133,135	(6,849)	(5.1)
Industrial alcohol	60,604	59,300	1,304	2.2
Food grade alcohol	186,890	192,435	(5,545)	(2.9)
Fuel grade alcohol	4,337	5,006	(669)	(13.4)
Distillers feed and related co-products	19,906	18,785	1,121	6.0
Warehouse services	10,762	9,139	1,623	17.8
Total distillery products	$221,895	$225,365	$(3,470)	(1.5)%

	Change in Year to Date versus Year to Date Sales Attributed to:
	Total	Volume	Net Price/Mix
Premium beverage alcohol	(5.1)%	(0.5)%	(4.6)%

	Other Financial Information
	Year to Date Ended September 30,		Year to Date versus Year to Date Increase / (Decrease)
	2019	2018	$ Change	% Change
Gross profit	$47,647	$48,819	$(1,172)	(2.4)%
Gross margin %	21.5%	21.7%		(0.2)	pp(a)

(a) Percentage points (“pp”).

Total sales of distillery products for year to date ended September 30, 2019, decreased by $3,470, or 1.5 percent compared to the year-ago period. Sales of brown goods within premium beverage alcohol and fuel grade alcohol decreased, while sales of white goods within premium beverage alcohol, warehouse services, industrial alcohol and distillers feed and related co-products increased compared to the prior year period. The decline in sales of brown goods was driven by lower sales volume, partially offset by higher average selling price. White goods, industrial alcohol and distillers feed and related co-products sales growth was driven by higher sales volume and higher average selling prices.

Gross profit for year to date ended September 30, 2019 decreased by $1,172, or 2.4 percent compared to the year-ago period. Gross margin for year to date ended September 30, 2019, decreased to 21.5 percent from 21.7 percent for the prior year period. The decline in gross profit was primarily due to lower sales volume and gross profit on brown goods. White goods and industrial alcohol gross profits declined as the market remains challenged due to oversupply. This decline was partially offset by higher average selling price on brown goods, as well as increased gross profits on distillers feed and related co-products and warehouse services.

Ingredient Solutions

The following tables show selected financial information for the ingredient solutions segment for the quarter ended September 30, 2019 and 2018.

	INGREDIENT SOLUTIONS SALES
	Quarter Ended September 30,		Quarter versus Quarter Sales Change Increase / (Decrease)
	2019	2018	$ Change	% Change
Specialty wheat starches	$8,432	$7,030	$1,402	19.9%
Specialty wheat proteins	6,166	5,486	680	12.4
Commodity wheat starches	2,300	2,793	(493)	(17.7)
Commodity wheat proteins	492	1,386	(894)	(64.5)
Total ingredient solutions	$17,390	$16,695	$695	4.2%

	Change in Quarter versus Quarter Sales Attributed to:
	Total	Volume	Net Price/Mix
Total ingredient solutions	4.2%	(2.9)%	7.1%

	Other Financial Information
	Quarter Ended September 30,		Quarter versus Quarter Increase / (Decrease)
	2019	2018	$ Change	% Change
Gross profit	$2,885	$3,330	$(445)	(13.4)%
Gross margin %	16.6%	20.0%		(3.4)	pp(a)

(a) Percentage points (“pp”).

Total ingredient solutions sales for quarter ended September 30, 2019, increased by $695, or 4.2 percent, compared to the prior year quarter. Quarter versus quarter, this increase was driven by higher sales of specialty wheat starches and proteins, partially offset by a decrease in sales of commodity wheat proteins and starches. The increase in sales of specialty wheat starches was driven by increased sales volume and favorable average selling prices. The increase in sales of specialty wheat proteins was a result of increased sales volume, partially offset by the loss of a large customer. These increases were partially offset by decreases in commodity wheat proteins and starches which were driven by decreased sales volume.
Gross profit decreased quarter versus quarter by $445, or 13.4 percent. Gross margin for the quarter ended September 30, 2019, decreased to 16.6 percent from 20.0 percent for the prior year quarter. The decrease in gross profit was primarily driven by the loss of a large specialty wheat proteins customer. This impact was partially offset by an increase in average selling price of commodity and specialty wheat starches.

The following tables show selected financial information for the ingredient solutions segment for the year to date September 30, 2019 and 2018.

	INGREDIENT SOLUTIONS SALES
	Year to Date Ended September 30,		Year to Date versus Year to Date Sales Change Increase/(Decrease)
	2019	2018	$ Change	% Change
Specialty wheat starches	$22,523	$21,170	$1,353	6.4%
Specialty wheat proteins	15,884	16,230	(346)	(2.1)
Commodity wheat starches	7,575	6,926	649	9.4
Commodity wheat proteins	2,405	1,548	857	55.4
Total ingredient solutions	$48,387	$45,874	$2,513	5.5%

	Change in Year to Date versus Year to Date Sales Attributed to:
	Total	Volume	Net Price/Mix
Total ingredient solutions	5.5%	4.9%	0.6%

	Other Financial Information
	Year to Date Ended September 30,		Year to Date versus Year to Date Increase / (Decrease)
	2019	2018	$ Change	% Change
Gross profit	$7,325	$9,172	$(1,847)	(20.1)%
Gross margin %	15.1%	20.0%		(4.9)	pp(a)

(a) Percentage points (“pp”).

Total ingredient solutions sales for year to date ended September 30, 2019, increased by $2,513, or 5.5 percent, compared to the prior year period. The increase in ingredient solutions sales was driven by higher sales of specialty wheat starches, commodity wheat proteins and starches, partially offset by a decrease in sales of specialty wheat proteins. The increase in specialty wheat starches was driven by an increase in sales volume and favorable pricing. The increase in commodity wheat proteins was the result of an increase in sales volume, partially offset by decrease in average selling price. Additionally, commodity wheat starches increased due to favorable pricing. These increases were partially offset by decreased sales of specialty wheat proteins primarily driven by the loss of a large customer.
Gross profit decreased by $1,847, or 20.1 percent for year to date ended September 30, 2019 compared to the prior year period. Gross margin for the year to date ended September 30, 2019, decreased to 15.1 percent from 20.0 percent for the prior year period. The decrease in gross profit was primarily due to volume decrease related to the above mentioned specialty wheat protein customer loss, increased production costs resulting from higher input costs, partially offset by increased sales of specialty wheat starches, commodity wheat proteins and starches.

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

Cash Flow Summary

	Year to Date Ended September 30,		Changes, Year to Date versus Year to Date
	2019	2018
Cash provided by operating activities:
Net income, after giving effect to adjustments to reconcile net income to net cash provided by operating activities	$37,949	$37,379	$570
Receivables, net	(1,757)	(15,644)	13,887
Inventory	(17,424)	(14,197)	(3,227)
Refundable income taxes	(2,138)	(31)	(2,107)
Accounts payable	(331)	(3,453)	3,122
Accrued expenses	(3,236)	(2,623)	(613)
Other, net	(650)	228	(878)
Total	12,413	1,659	10,754
Cash used in investing activities:
Additions to property, plant, and equipment	(10,375)	(18,870)	8,495
Deferred compensation plan investments	(1,189)	—	(1,189)
Total	(11,564)	(18,870)	7,306
Cash provided by (used in) financing activities:
Purchase of treasury stock for tax withholding on equity-based compensation	(5,470)	(2,215)	(3,255)
Proceeds on debt, net	9,212	20,467	(11,255)
Other	(5,219)	(4,125)	(1,094)
Total	(1,477)	14,127	(15,604)
Decrease in cash and cash equivalents	$(628)	$(3,084)	$2,456

Changes, year to date versus year to date. Cash decreased $628 in year to date ended September 30, 2019, compared to a decrease of $3,084 in year to date ended September 30, 2018, for a net increase in cash of $2,456, period versus period.

Cash provided by operating activities for year to date ended September 30, 2019, was $12,413, compared to cash provided by operating activities of $1,659 for year to date ended September 30, 2018, resulting in higher cash from operations of $10,754. Increased cash flows were primarily due to the timing of customer payments resulting in a decrease in receivables, net, of $13,887, compared to year to date ended September 30, 2018. Additionally, the increase was due to an increase in accounts payable of $3,122, related to the timing of cash disbursements compared to year to date ended September 30, 2018 and an increase in net income, after giving effect to adjustments to reconcile net income to net cash provided by operating activities of $570. The increase in cash provided by operating activities was partially offset by an increase in inventory of $3,227, primarily due to an increase in barreled distillate inventories, an increase in refundable income taxes of $2,107, due to discrete items and lower than expected income before taxes, as well as decrease in accrued expenses of $613.

Cash used in investing activities for year to date ended September 30, 2019, was $11,564, compared to cash used in investing activities of $18,870 for year to date ended September 30, 2018, resulting in decreased cash used in investing activities of $7,306. The change in cash outflows was primarily due to a decrease in additions to property, plant, and equipment of $8,495 (see Capital Spending), partially offset by an increase in the deferred compensation plan investments balance of $1,189.

Cash used in financing activities for year to date ended September 30, 2019, was $1,477, compared to cash provided by financing activities of $14,127 for year to date ended September 30, 2018, reflecting a net decrease in cash flow from financing activities of $15,604. Net changes in cash flows from financing activities reflected a decrease in proceeds on debt, net of $11,255 as well as an increase in the purchase of treasury stock for tax withholding on equity-based compensation of $3,255.

Capital Spending. We manage capital spending to support our business growth plans. Investments in property, plant and equipment were $10,375 and $18,870 for year to date ended September 30, 2019 and 2018, respectively. Adjusted for the change in capital expenditures in accounts payable for year to date ended September 30, 2019 and 2018, of $(832) and $(3,679), respectively, total capital expenditures were $9,543 and $15,191, respectively. We expect approximately $19,500 in capital expenditures in 2019 for facility improvement and expansion (including warehouse expansion), facility sustenance projects, and environmental health and safety projects.

As part of our strategic plan to support the growth of the American Whiskey category, we previously announced a $33,800 warehouse expansion project.  Based on the continued strong growth in the American Whiskey category and demand for our products, and as announced in 2018, we expanded the scope of the project and added an incremental investment of approximately $18,000, bringing our total warehouse expansion project investment to approximately $51,800. As of September 30, 2019, we had incurred approximately $46,400 of the total investment. The estimated project completion date is by the end of calendar year 2020.

Treasury Purchases. 245,538 RSUs vested and converted to common shares for employees during year to date ended September 30, 2019, of which we withheld and purchased for treasury 77,014 shares valued at $5,468 to cover payment of associated withholding taxes.

75,363 RSUs vested and converted to common shares for employees during year to date ended September 30, 2018, of which we withheld and purchased for treasury 25,746 shares valued at $2,215 to cover payment of associated withholding taxes.

Share Repurchases. On February 25, 2019, our Board of Directors approved a $25,000 share repurchase authorization commencing February 27, 2019, through February 27, 2022. Under the share repurchase program, we can repurchase stock from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws. This share repurchase program may be modified, suspended, or terminated by us at any time without prior notice. From the commencement date of the authorization period through the end of the year to date ended September 30, 2019, no shares were repurchased under the program.

Dividends and Dividend Equivalents

Dividend and Dividend Equivalent Information (per Share and Unit)
Declaration date	Record date	Payment date	Declared	Paid	Dividend payment	Dividend equivalent payment(a)(b)	Total payment(b)
2019
February 25, 2019	March 13, 2019	March 29, 2019	$0.10	$0.10	$1,701	$13	$1,714
April 29, 2019	May 15, 2019	May 31, 2019	0.10	0.10	1,702	11	1,713
July 29, 2019	August 14, 2019	August 30, 2019	0.10	0.10	1,703	11	1,714
			$0.30	$0.30	$5,106	$35	$5,141
2018
February 21, 2018	March 9, 2018	March 23, 2018	$0.08	$0.08	$1,348	$27	$1,375
April 30, 2018	May 16, 2018	June 1, 2018	0.08	0.08	1,348	27	1,375
July 31, 2018	August 16, 2018	August 31, 2018	0.08	0.08	1,348	27	1,375
			$0.24	$0.24	$4,044	$81	$4,125
(a) Dividend equivalent payments on unvested participating securities.
(b) Includes estimated forfeitures.

On October 29, 2019, our Board of Directors declared a quarterly dividend payable to stockholders of record as of November 14, 2019, of the Company’s Common Stock, and a dividend equivalent payable to holders of certain RSUs as of November 14, 2019, of $0.10 per share and per unit, payable on November 26, 2019.

Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including brand development and share repurchase activities) and the overall cost of capital. Total debt was $41,326 (net of unamortized loan fees of $480) at September 30, 2019, and $32,014 (net of unamortized loan fees of $580) at December 31, 2018.

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

Our principal sources of cash are product sales and borrowing on our Credit Agreement and Note Purchase Agreement.  Under our Credit Agreement and Note Purchase Agreement, we must meet certain financial covenants and restrictions, and at September 30, 2019, we met those covenants and restrictions.

At September 30, 2019, our current assets exceeded our current liabilities by $140,515, largely due to our inventories, at cost, of $126,193. At September 30, 2019, our cash balance was $4,397 and we have used our Credit Agreement and Note Purchase Agreement for liquidity purposes, with $149,500 remaining for additional borrowings. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We regularly assess our cash needs and the available sources to fund these needs. We utilize short-term and long-term debt to fund discretionary items, such as capital investments and dividend payments. In addition, we have strong operating results such that financial institutions should provide sufficient credit funding to meet short-term financing requirements, if needed.

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

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on weighted average outstanding variable-rate borrowings at September 30, 2019, a 100 basis point increase over the non-default rates actually in effect at such date would increase our interest expense on an annualized basis by $9. Based on weighted average outstanding fixed-rate borrowings at September 30, 2019, a 100 basis point increase in market rates would result in a decrease in the fair value of our outstanding fixed-rate debt of $2,015, and a 100 basis point decrease in market rates would result in an increase in the fair value of our outstanding fixed-rate debt of $2,148.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the quarter ended September 30, 2019, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There were no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Reference is made to Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2018, and Note 7 to this Report on Form 10-Q for information on certain proceedings to which we are subject.
We are a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us. On May 29, 2019 the Company was indicted in the U.S. District Court for the District of Kansas for alleged violations of the Clean Air Act related to a chemical release at the Company’s Atchison, Kansas facility on October 21, 2016. If convicted, the statutory maximum penalty could result in a fine of up to $1,500. As of October 28, 2019, the Company has reached a plea agreement with the Department of Justice pursuant to which the Company agreed, among other things, to plead guilty to a misdemeanor negligent violation of the Clean Air Act and pay a fine of $1,000. In addition to the plea agreement, the Company also agreed to pay an EPA administrative civil penalty case in the amount of $251, related to an inspection by EPA following the chemical release incident, as discussed in Note 7.

ITEM 1A.    RISK FACTORS

Risk factors are described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes thereto during the quarter or year to date ended September 30, 2019.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no unregistered sale of equity securities during the quarter ended September 30, 2019.

ISSUER PURCHASES OF EQUITY SECURITIES

	(1) Total Number of Shares (or Units) Purchased		(2) Average Price Paid per Share (or Unit)	(3) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(4) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 through July 31, 2019	12	(a)	$63.36	—	$25,000,000	(b)
August 1, 2019 through August 31, 2019	—		$—	—	$25,000,000	(b)
September 1, 2019 through September 30, 2019	—		$—	—	$25,000,000	(b)
Total	12			—

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
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter and year to date periods ended September 30, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2019, and December 31, 2018, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, (v) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2019 and 2018, and (vi) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date:	October 31, 2019	By	/s/ Augustus C. Griffin
Augustus C. Griffin, President and Chief Executive Officer

Date:	October 31, 2019	By	/s/ Brandon M. Gall
Brandon M. Gall, Vice President, Finance and Chief Financial Officer