Form 10-K
period 2019-12-31
MGP INGREDIENTS INC
filed 2020-02-26
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from _______ to _______

Commission file number   0-17196

MGP Ingredients, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Kansas	45-4082531
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

100 Commercial Street, Box 130
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(do not check if smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as reported by NASDAQ on June 30, 2019, was $857,685,274.

The number of shares of the registrant’s common stock, no par value ("Common Stock") outstanding as of February 21, 2020 was 17,051,538.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference:

(1)Portions of the MGP Ingredients, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2020 are incorporated by reference into Part III of this report to the extent set forth herein.

CONTENTS PAGE

The calculation of the aggregate market value of the Common Stock held by non-affiliates is based on the assumption that affiliates include directors and executive officers. Such assumption does not constitute an admission by the Company or any director or executive officer that any director or executive officer is an affiliate of the Company.

PART I

ITEM 1.  BUSINESS

MGP Ingredients, Inc. was incorporated in 2011 in Kansas, continuing a business originally founded by Cloud L. Cray, Sr. in Atchison, Kansas in 1941. As used herein, the term "MGP," "Company," "we," "our," or "us" refers to MGP Ingredients, Inc. and its subsidiaries unless the context indicates otherwise. In this document, for any references to Note 1 through Note 15 refer to the Notes to Consolidated Financial Statements in Item 8.

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
INFORMATION ABOUT SEGMENTS

As of December 31, 2019, we had two reportable segments: Distillery Products and Ingredient Solutions.

Distillery Products Segment. We process corn and other grains (including rye, barley, wheat, barley malt, and milo) into food grade alcohol and distillery co-products, such as distillers feed (commonly called dried distillers grain in the industry), fuel grade alcohol, and corn oil. We also provide warehouse services, including barrel put away, barrel storage, and barrel retrieval services, as well as blending services. We have certain contracts with customers to supply distilled products (or "distillate"), as well as certain contracts with customers to provide barreling and warehousing services.  Contracts with customers may be monthly, annual, and multi-year with periodic reviews of pricing.  Sales of fuel grade alcohol are made on the spot market.  Since 2015, our Distillery Products segment includes production and sales of our own branded alcohol products, including sales under the following brands: TILL® American Wheat Vodka, George Remus® Straight Bourbon Whiskey, Remus Repeal Reserve® Straight Bourbon Whiskey, Remus Volstead Reserve Bottled-in-Bond Straight Bourbon Whiskey, Tanner’s Creek® Blended Bourbon Whiskey, Rossville Union® Master Crafted Straight Rye Whiskey, Rossville Union Barrel Proof Straight Rye Whiskey, Rossville Union Barrel Select Straight Rye Whiskey, and Eight & Sand Blended Bourbon Whiskey brands. During 2019, our five largest Distillery Products customers, combined, accounted for 22.6 percent of our consolidated sales.

Food Grade Alcohol - The majority of our distillery capacities are dedicated to the production of high quality, high purity food grade alcohol for beverage and industrial applications.

Food grade alcohol sold for beverage applications, premium beverage alcohol, consists primarily of premium bourbon and rye whiskeys ("brown goods") and GNS, including vodka and gin ("white goods").  Our premium bourbon is created by distilling grains, primarily corn.  Our whiskey is made from fermented grain mash, including rye and corn. Our whiskeys are primarily sold as unaged new distillate, which are then aged by our customers and are sold at various proof concentrations. Our GNS is sold in bulk quantities at various proof concentrations. Our gin is created by redistilling GNS together with proprietary formulations of botanicals or botanical oils.

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

Warehouse Services - Customers who purchase barreled distillate may, and in most cases do, also enter into separate warehouse service agreements with us for the storage of product for aging. Services under warehouse agreements include barrel put away, barrel storage, and barrel retrieval, as well as blending services.

Ingredient Solutions Segment. Our Ingredient Solutions segment consists primarily of specialty wheat starches, specialty wheat proteins, commodity wheat starches, and commodity wheat proteins. Contracts with Ingredient Solutions customers are generally price, volume, and term agreements, which are fixed-term contracts, with very few agreements longer than 12 months in duration.  During 2019, our five largest Ingredient Solutions customers, combined, accounted for 11.6 percent of our consolidated sales.

Specialty Wheat Starches - Wheat starch is derived from the carbohydrate-bearing portion of wheat flour.  We produce a premium wheat starch powder by extracting the starch from the starch slurry, substantially free of all impurities and then dry the starch in spray, flash, or drum dryers.

A substantial portion of our premium wheat starch is altered during processing to produce certain unique specialty wheat starches designed for special applications.  We sell our specialty wheat starches on a global basis, primarily to food processors and distributors.

We market our specialty wheat starches under the trademarks Fibersym® Resistant Starch series, FiberRite® RW Resistant Starch, Pregel® Instant Starch series, and Midsol® Cook-up Starch series. They are used primarily for food applications as an ingredient in a variety of food products to affect their nutritional profile, appearance, texture, tenderness, taste, palatability, cooking temperature, stability, viscosity, binding, and freeze-thaw characteristics.  Important physical properties contributed by wheat starch include whiteness, clean flavor, viscosity, and texture.  For example, our starches are used to improve the taste and texture of cream puffs, éclairs, puddings, pie fillings, breading, and batters; to improve the size, symmetry, and taste of angel food cakes; to alter the viscosity of soups, sauces, and gravies; to improve the freeze-thaw stability and shelf life of fruit pies and other frozen foods; to improve moisture retention in microwavable foods; and to add stability and to improve texture in frostings, mixes, glazes, and sugar coatings.

Our wheat starches, as a whole, generally compete primarily with corn starch, which dominates the United States starch market.  Additionally, our wheat starches compete with potato and tapioca. However, the unique characteristics of our specialty wheat starches provide a number of advantages over other starches for certain functionality in baking and pasta end uses.

Specialty Wheat Proteins - We have developed a number of specialty wheat proteins for food applications. Specialty wheat proteins are derived from vital wheat gluten through a variety of proprietary processes which change its molecular structure.  Specialty wheat proteins for food applications include the products Arise® and Trutex®.

We produce clean label ingredients under our Arise® line of wheat protein isolates. Along with Arise® 8000, this series includes Arise® 8100 and Arise® 8200. Each of these ingredients is also Non-Genetically Modified Organism ("Non-GMO") Project Verified. We also offer a Non-GMO Project Verified food ingredients portfolio of TruTex® 751, TruTex® 1501, TruTex® 2240, and TruTex® Redishred 65 textured specialty wheat proteins.

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

Commodity Wheat Proteins - Commodity wheat protein, or vital wheat gluten, is a free-flowing light tan powder which contains approximately 70 to 80 percent protein.  When we process wheat flour to derive starch, we also derive vital wheat gluten.  Vital wheat gluten is added by bakeries and food processors to baked goods, such as breads, and to pet foods, cereals, processed meats, and fish and poultry to improve the nutritional content, texture, strength, shape, and volume of the product.  The neutral flavor and color of vital wheat gluten also enhances the flavor and color of certain foods.  The cohesiveness and elasticity of the gluten enables the dough in wheat and other high protein breads to rise and to support added ingredients, such as whole cracked grains, raisins and fibers.  This allows bakers to make an array of different breads by varying the gluten content of the dough.  Vital wheat gluten is also added to white breads, hot dog buns, and hamburger buns to improve the strength and cohesiveness of the product. Additionally, our wheat gluten is being used in more vegan and vegetarian food options than in years past. This is a new application and is generating additional volume opportunities in this segment.

COMPETITIVE CONDITION
While we believe that the overall market environment offers considerable growth opportunities for us in 2020 and beyond, the markets in which our products are sold are competitive. Our products compete against similar products of many large and small companies. In our Distillery Products segment, competition is based primarily on product innovation, product characteristics, functionality, price, service, and quality factors, such as flavor. In our Ingredient Solutions segment, competition is based primarily on product innovation, product characteristics, price, name, color, flavor, or other properties that affect how the ingredient is being used.

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

SEASONALITY

Our sales are generally not seasonal.

TRANSPORTATION

Historically, our output has been transported to customers by truck and rail, most of which is provided by common carriers. We use third party transportation companies to help us manage truck and rail carriers who deliver our products to our North American customers as well as overseas shipments to our international customers.

RAW MATERIALS, PACKAGING MATERIALS, AND FOOD GRADE ALCOHOL

Our principal Distillery Products segment raw materials, or input costs, are corn and other grains (including rye, barley, wheat, barley malt, and milo), which are processed into food grade alcohol and distillery co-products consisting of distillers feed, fuel grade alcohol, and corn oil. Our principal Ingredient Solutions segment raw material is wheat flour, which is processed into starches and proteins.  The cost of grain and wheat flour has, at times, been subject to substantial fluctuation.

In 2019, we purchased most of our grain requirements from two suppliers, Bunge Milling, Inc. ("Bunge") and Consolidated Grain and Barge Co. ("CGB"). Our current grain supply contracts with Bunge and CGB expire on December 31, 2021 and December 31, 2020, respectively. Through these contracts, we purchase grain for delivery into the future at negotiated prices based on several factors.  We also order wheat flour for delivery into the future at negotiated prices based on several factors.  We purchase most of our wheat flour through a supply contract with Ardent Mills, which expires August 20, 2023. We typically enter contracts for future delivery only to protect margins on contracted alcohol sales, expected ingredient sales, and general usage.

Our principal packaging material for our Distillery Products segment is oak barrels. Both new and used barrels are utilized for the aging of premium bourbon and rye whiskeys. We purchase oak barrels from multiple suppliers and some customers supply their own barrels.

We also source food grade alcohol from Pacific Ethanol Central, LLC ("Pacific Ethanol"), formerly Illinois Corn Processing, LLC ("ICP"), which was our 30 percent-owned joint venture until July 3, 2017 when it was divested and sold to Pacific Ethanol (see Note 4 and Note 11 for additional information).

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

All of our electricity needs for both our Atchison and Lawrenceburg facilities is sourced from renewable wind power. Through an agreement with a supplier, we purchase renewable energy credits. The wind energy, equal in value to the credits, will then be sourced from wind farms in Kansas and added to the overall energy grid system.

EMPLOYEES

As of December 31, 2019, we had a total of 341 employees.  A collective bargaining agreement, covering 105 employees at the Atchison facility, that was due to expire on August 31, 2019 was renewed until August 31, 2024.  A collective bargaining agreement, covering 61 employees at the Lawrenceburg facility, expires on December 31, 2022.  We consider our relations with our personnel generally to be good.

REGULATION

We are subject to a broad range of federal, state, local, and foreign laws and regulations intended to protect public health and the environment.  Our operations are also subject to regulation by various federal agencies, including the Alcohol and Tobacco Tax Trade Bureau ("TTB"), the Occupational Safety and Health Administration ("OSHA"), the Food and Drug Administration ("FDA"), the United States Environmental Protection Agency ("EPA"), and by various state and local authorities.  Such laws and regulations cover virtually every aspect of our operations, including production and storage facilities, distillation and maturation requirements, importing ingredients, distribution of beverage alcohol products, marketing, pricing, labeling, packaging, advertising, water usage, waste water discharge, disposal of hazardous wastes and emissions, and other matters. In addition, beverage alcohol products are subject to customs, duties or excise taxation in many countries, including taxation at the federal, state, and local level in the United States.

EQUITY METHOD INVESTMENTS

Illinois Corn Processing, LLC. ICP is a producer of high quality food grade alcohol, chemical intermediates and fuel. In 2017, we completed the sale of our 30 percent equity ownership interest in ICP, to Pacific Ethanol pursuant to an Agreement and Plan of Merger ("Merger Agreement"). Illinois Corn Processing Holdings, Inc., an affiliate of SEACOR Holdings, Inc., held the remaining equity in ICP that was also sold pursuant to the Merger Agreement (see Note 4 for additional information).

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our officers as of December 31, 2019 and their ages as of February 26, 2020:

Name	Age	Principal Occupation and Business Experience
Augustus C. Griffin	60	President and Chief Executive Officer for the Company since July 2014 and member of the Board of Directors for the Company since August 2014. Executive Vice President of Marketing for Next Level Spirits from April 2013 to January 2014. Brand and Business Consultant for Nelson’s Green Brier Distillery from November 2011 to March 2013. Senior Vice President, Global Managing Director for Brown Forman Corporation's flagship Jack Daniels business from January 2008 to April 2011.
Brandon M. Gall	38	Vice President, Finance and Chief Financial Officer for the Company since April 2019. Corporate Controller for the Company from June 2018 to March 2019. Director of Supply Chain and New Business Development Finance for the Company from May 2014 to May 2018. Director of Financial Planning and Analysis for the Company from January 2012 to April 2014.
Stephen J. Glaser	59	Vice President, Production and Engineering for the Company since October 2015. Corporate Director of Operations for the Company from January 2014 to October 2015. Plant Manager for the Company of the Atchison facility from May 2011 to December 2013.
David E. Dykstra	56	Vice President, Alcohol Sales and Marketing for the Company since 2009.
Michael R. Buttshaw	57	Vice President, Ingredient Sales and Marketing for the Company since December 2014. Vice President of Sales for the ingredient group at Southeastern Mills, Inc. from October 2010 to November 2014.
David E. Rindom	64	Vice President and Chief Administrative Officer for the Company since December 2015. Vice President, Human Resources for the Company from June 2000 to December 2015.
Andrew P. Mansinne	60	Vice President, Brands for the Company since November 2016. Managing director at Intercontinental Beverage Capital and President of Tattico Strategies from March 2015 to October 2016. President of Aveniu Brands from May 2010 to April 2014.

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

Our customers store a substantial amount of barreled inventory of aged premium bourbon and rye whiskeys at our Lawrenceburg facility and our nearby warehouses in Williamstown, Kentucky and Sunman, Indiana. If a catastrophic event were to occur at our Lawrenceburg facility or our warehouses, our customers' business could be adversely affected. The loss of a significant amount of aged inventory through fire, natural disaster, or otherwise could result in a significant reduction in supply of the affected product or products and could result in customer claims against us and a reduction of warehouse services revenue.

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

The markets for products in which we participate are very competitive. Our principal competitors in these markets have substantial financial, marketing, and other resources, and several are much larger enterprises than us. In recent years, the global beverage alcohol industry has continued to experience consolidation. Industry consolidation can have varying degrees of impact, including the creation of new and larger competitors.

We are dependent on being able to generate sales and other operating income in excess of the costs of products sold in order to obtain margins, profits, and cash flows to meet or exceed our targeted financial performance measures.  Competition is based on such factors as product innovation, product characteristics, product quality, pricing, color, and name.  Pricing of our products is partly dependent upon industry capacity, which is impacted by competitor actions to bring online idled capacity or to build new production capacity.  If market conditions make our products too expensive for use in consumer goods, our revenues could be affected.  If our principal competitors were to decrease their pricing, we could choose to do the same, which could adversely affect our margins and profitability.  If we did not do the same, our revenues could be adversely affected due to the potential loss of sales or market share. Our revenue growth could also be adversely affected if we are not successful in developing new products for our customers or as a result of new product introductions by our competitors.  In addition, more stringent new customer demands may require us to make internal investments to achieve or sustain competitive advantage and meet customer expectations.

Work disruptions or stoppages by our unionized workforce could cause interruptions in our operations.

As of December 31, 2019, approximately 166 of our 341 employees were members of a union.  Although our relations with our two unions are stable, there is no assurance that we will not experience work disruptions or stoppages in the future, which could have a material adverse effect on our business, financial condition, or results of operations and could adversely affect our relationships with our customers.

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

Tariffs imposed by the U.S. and those imposed in response by other countries, as well as rapidly changing trade relations, could negatively impact our customers and have a material adverse effect on our business and results of operations.

Changes in U.S. and foreign governments' trade policies have resulted in, and may continue to result in, tariffs on imports into and exports from the U.S. The U.S. has imposed tariffs on imports from several countries, including those in the European Union. In response, the European Union has proposed or implemented their own tariffs on certain products including ours and our customers. Such retaliatory tariffs continue to remain in place and other countries may implement similar tariffs in the future. Any further deterioration of economic relations between the U.S. and other countries or any increase in existing tariffs or the imposition of additional tariffs could result in an increase in the price of our and our customer's products in those countries and could prompt consumers in those countries to seek alternative products. Any resulting impact on the continued growth on our or of our customer's business could potentially impact our financial performance and results of operations.

A failure of one or more of our key information technology ("IT") systems, networks, processes, associated sites, or service providers could have a negative impact on our business.

We rely on IT systems, networks, and services, including internet sites, data hosting and processing facilities and tools, hardware (including laptops and mobile devices), software and technical applications and platforms, some of which are managed and hosted by third party vendors to assist us in the management of our business. The various uses of these IT systems, networks, and services include, but are not limited to: hosting our internal network and communication systems; enterprise resource planning; processing transactions; summarizing and reporting results of operations; business plans, and financial information; complying with regulatory, legal, or tax requirements; providing data security; and handling other processes necessary to manage our business. Any failure of our information systems could adversely impact our ability to operate.  Routine maintenance or development of new information systems may result in systems failures, which may have a material adverse effect on our business, financial condition, or results of operations.

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

The success of our products depends in part upon the positive image that consumers have of the third party brands that use our products.  Contamination, whether arising accidentally or through deliberate third party action, or other events that harm the integrity or consumer support for our and/or our customers’ products could affect the demand for our and/or our customers’ products. Unfavorable media, whether accurate or not, related to our industry, to us, our products, or to the brands that use our products, marketing, personnel, operations, business performance, or prospects could negatively affect our corporate reputation, stock price, ability to attract high quality talent, or the performance of our business. Negative publicity or commentary on social media outlets could cause consumers to react rapidly by avoiding our brands or by choosing brands offered by our competitors, which could have a material adverse effect on our business, financial condition, or results of operations.

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

Our intellectual property rights may not be upheld if challenged. Such claims, if they are proved, could materially and adversely affect our business. If we are unable to maintain the proprietary nature of our technologies, we may lose any competitive advantage provided by our intellectual property. We and our customers and other users of our products may be subject to allegations that we or they or certain uses of our products infringe the intellectual property rights of third parties. The outcome of any litigation is inherently uncertain. Any intellectual property claims, with or without merit, could be time-consuming and expensive to resolve, could divert management attention from executing our business plan, and could require us or our customers or other users of our products to change business practices, pay monetary damages, or enter into licensing or similar arrangements. Any adverse determination related to intellectual property claims or litigation could be material to our business, financial condition, or results of operations.
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

Our business may suffer from risks related to acquisitions and potential future acquisitions.

Part of our strategic business plan is to grow our business through acquisitions, and we continue to evaluate and engage in discussions concerning potential acquisition opportunities, some of which could be material. Failure to successfully integrate or otherwise realize the anticipated benefits of these acquisitions could adversely impact our long-term competitiveness and profitability. The integration of any future acquisitions will involve a number of risks that could harm our financial condition, results of operations and competitive position. In particular:

•the integration plans for our acquisitions are based on benefits that involve assumptions as to future events, including our ability to successfully achieve anticipated synergies, leveraging our existing relationships, as well as general business and industry conditions, many of which are beyond our control and may not materialize. Unforeseen factors may offset components of our integration plans in whole or in part. As a result, our actual results may vary considerably, or be considerably delayed, compared to our estimates;
•the integration process could disrupt the activities of the businesses that are being combined. The combination of companies requires, among other things, coordination of administrative and other functions. In addition, the loss of key employees, customers or vendors of acquired businesses could materially and adversely impact the integration of the acquired businesses;
•the execution of our integration plans may divert the attention of our management from other key responsibilities;
•we may assume unanticipated liabilities and contingencies; or
•our acquisition targets could fail to perform in accordance with our expectations at the time of purchase.

Future acquisitions may be effected through the issuance of our Common Stock or securities convertible into our Common Stock, which could substantially dilute the ownership percentage of our current stockholders. In addition, shares issued in connection with future acquisitions could be publicly tradable, which could result in a material decrease in the market price of our Common Stock.

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

There is an inherent risk in determining the quantity of maturing stock of aged distillate to lay down in a given year for future sales as a result of changes in consumer demand, pricing, new brand launches, changes in product cycles, increase in competitive supply, and other factors. Demand for products could change significantly between the time of production and the date of sale. It may be more difficult to make accurate predictions regarding new products and brands. Inaccurate decisions and/or estimations could lead to an inability to supply future demand or lead to a future surplus of inventory and consequent write-down in the value of maturing stocks of aged distillate.  As a result, our business, financial condition, or results of operations could be materially adversely affected.

If the brands we develop or acquire do not achieve consumer acceptance, our growth may be limited, which could have a material adverse impact on our business, financial condition, or results of operations.

A component of our strategic plan is to develop or acquire our own portfolio of brands, particularly whiskeys. Risks related to this strategy include:

•Because our brands, internally developed and acquired, are early in their growth cycle or have not yet been developed, they have not achieved extensive brand recognition. Accordingly, if consumers do not accept our brands, we will not be able to penetrate our markets and our growth may be limited.
•We depend, in part, on the marketing initiatives and efforts of our independent distributors in promoting our products and creating consumer demand, and we have limited, or no, control regarding their promotional initiatives or the success of their efforts.
•We depend on our independent distributors to distribute our products. The failure or inability of even a few of our independent distributors to adequately distribute our products within their territories could harm our sales and result in a decline in our results of operations.
•We compete for shelf space in retail stores and for marketing focus by our independent distributors, most of whom carry extensive product portfolios.
•The laws and regulations of several states prohibit changes of independent distributors, except under certain limited circumstances, making it difficult to terminate an independent distributor for poor performance without reasonable cause, as defined by applicable statutes. Any difficulty or inability to replace independent distributors, poor performance of our major independent distributors or our inability to collect accounts receivable from our major independent distributors could harm our business. There can be no assurance that the independent distributors and retailers we use will continue to purchase our products or provide our products with adequate levels of promotional support.
•Our brands compete with the brands of our bulk alcohol customers.

Warehouse expansion issues could negatively impact our operations and our business.

In 2015, we announced a major expansion in warehousing capacity. The program includes both the refurbishment of existing warehouse buildings and the construction of new warehouses. The final phases of the program are expected to be completed by the end of calendar year 2020. There is the potential risk of completion delays, including risk of delay associated with required permits and cost overruns, which could have a material adverse effect our business, financial condition, or results of operations.

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

We compete in highly competitive markets, and our success depends on our continued ability to offer our customers and consumers appealing, high-quality products. In recent years there has been increased demand for the products we produce, including, in particular, increased demand for bourbons and rye whiskeys.  Customer and consumer preferences and purchases may shift due to a host of factors, many of which are difficult to predict, including:
•demographic and social trends;
•economic conditions;
•public health policies and initiatives;
•changes in government regulation and taxation of beverage alcohol products;
•the potential expansion, of legalization of, and increased acceptance or use of, marijuana; and
•changes in travel, leisure, dining, entertaining, and beverage consumption trends.

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
We have various mechanisms in place to discourage takeover attempts, which may reduce or eliminate our stockholders' ability to sell their shares for a premium in a change of control transaction.
Various provisions of our Articles of Incorporation and bylaws and of Kansas corporate law may discourage, delay or prevent a change in control or takeover attempt of our Company by a third party which our management and Board of Directors opposes.

Public stockholders who might desire to participate in such a transaction may not have the opportunity to do so. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change of control or change in our management and Board of Directors. These provisions include:

•Preferred Stock that could be issued by our Board of Directors to make it more difficult for a third party to acquire, or to discourage a third party from acquiring, a majority of our outstanding voting stock;
•non-cumulative voting directors;
•limitations on the ability of stockholders to call special meetings of stockholders; and
•advance notice requirements for nominations of candidates for election to our Board of Directors or for proposing matters that can be acted upon by our stockholders at stockholder meetings.

We are authorized to issue up to a total of 40,000,000 shares of Common Stock, potentially diluting equity ownership of current holders and the share price of our Common Stock

We believe that it is necessary to maintain a sufficient number of available authorized shares of our Common Stock in order to provide us with the flexibility to issue Common Stock for business purposes that may arise as deemed advisable by our Board. These purposes could include, among other things, (i) to declare future stock dividends or stock splits, which may increase the liquidity of our shares; (ii) the sale of stock to obtain additional capital or to acquire other companies or businesses, which could enhance our growth strategy or allow us to reduce debt if needed; (iii) use in additional stock incentive programs and (iv) other bona fide purposes. Our Board of Directors may issue the available authorized shares of Common Stock without notice to, or further action by, our stockholders, unless stockholder approval is required by law or the rules of the NASDAQ Global Select Market. The issuance of additional shares of Common Stock may significantly dilute the equity ownership of the current holders of our Common Stock. Further, over the course of time, all of the issued shares have the potential to be publicly traded, perhaps in large blocks. This may result in dilution of the market price of the Common Stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

MGP has four primary locations, one in Kansas, two in Indiana, and one in Kentucky. Grain processing, distillery, warehousing, research and quality control laboratories, principal executive offices, and a technical innovation center are located in Atchison, Kansas on a 28.5 acre campus which are utilized by both the Distillery Product and Ingredient Solutions segments. A distillery, warehousing, tank farm, quality control laboratory, and research and development facility are located on a 78 acre campus that spans portions of both Lawrenceburg and Greendale, Indiana which are utilized by the Distillery Products segment. A warehousing facility is located on 33 acres in Williamstown, Kentucky, and a warehousing facility is located on 36.5 acres in Sunman, Indiana which are utilized by the Distillery Products segment.

These facilities are generally in good operating condition and are generally suitable for the business activity conducted therein. All of our production facilities, executive office building, and technical innovation center are owned, and all of our owned properties are subject to mortgages in favor of one or more of our lenders.  We also own or lease transportation equipment and facilities and a gas pipeline.

ITEM 3.  LEGAL PROCEEDINGS

The Company is, from time to time, a party to legal or regulatory proceedings arising in the ordinary course of its business. The discussion regarding litigation in Note 9 to the Consolidated Financial Statements included elsewhere in this report is incorporated herein by reference.
In accordance with U.S. Generally Accepted Accounting Principles ("GAAP"), we recorded a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These liabilities are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case or proceeding.
ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Equity compensation plan information is incorporated by reference from Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," of this document, should be considered an integral part of Item 5. Our Common Stock is traded on the NASDAQ Global Select Market under the ticker symbol MGPI.  As of February 21, 2020, there were approximately 356 holders of record of our Common Stock. According to reports received from NASDAQ, the average daily trading volume of our Common Stock (excluding block trades) ranged from 37,900 to 2,998,200 shares during the year ended December 31, 2019.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return of our Common Stock for the five year period ended December 31, 2019, against the cumulative total return of the S&P 500 Stock Index (broad market comparison), Russell 3000 - Beverage and Distillers (line of business comparison), and Russell 2000 - Consumer Staples (line of business comparison). The graph assumes $100 (one hundred dollars) was invested on December 31, 2014, and that all dividends were reinvested.

Comparison of Five-Year Cumulative Total Shareholder Return
600
500
400
300
200
100
0
Index Value
2014
2015
2016
2017
2018
2019
Period Ending
MGPI
S&P 500
Russell 3000 - Beverage and Distillers
Russell 2000 - Consumer Staples

PURCHASES OF EQUITY SECURITIES BY ISSUER

We did not sell equity securities during the quarter ended December 31, 2019.

Issuer Purchases of Equity Securities

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (b)
October 1, 2019 through October 31, 2019	—		$—	—	$25,000,000
November 1, 2019 through November 30, 2019	456	(a)	44.89	—	25,000,000
December 1, 2019 through December 31, 2019	11		46.09	—	25,000,000
Total	467			—

(a)Vested RSU awards under the 2014 Plan that were purchased to cover employee withholding taxes.

(b)On February 25, 2019, our Board of Directors approved a $25,000 share repurchase plan commencing February 27, 2019 through February 27, 2022. Under the share repurchase program, we can repurchase stock from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws. This share repurchase program may be modified, suspended, or terminated by us at any time without prior notice.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	2019(a)(b)(c)	2018(a)(c)	2017(a)(c)(e)(f)	2016(a)(c)(d)	2015(a)
Consolidated Statements of Income Data:
Sales	$362,745	$376,089	$347,448	$318,263	$327,604
Income before income taxes	45,937	48,980	52,758	44,717	38,418
Net income	38,793	37,284	41,823	31,184	26,191
Basic and Diluted Earnings Per Share ("EPS")	2.27	2.17	2.44	1.82	1.48
Dividends and Dividend Equivalents Per Common Share	0.40	0.32	1.01	0.12	0.06

Consolidated Balance Sheet Data:
Total assets	322,597	277,892	240,328	225,336	194,310
Long-term debt, less current maturities	40,659	31,628	24,182	31,642	30,115
(a)During 2019, we determined that we would "more likely than not" realize a potion of our deferred tax asset and reduced our valuation allowance by $168. During 2018, we determined that we would not "more likely than not" realize a portion of our deferred tax asset and increased our valuation allowance by $1,304. During 2017, 2016, and 2015, we determined that we would "more likely than not" realize a portion of our deferred tax asset and reduced our valuation allowance by $578, $718, and $2,385, respectively. (see Note 6 for additional information)
(b)Net income for 2019 included the Company's agreement to pay a $1,000 fine and an administrative penalty of $251 in connection with the chemical release incident in Atchison, Kansas in October 2016. (see Note 9 for additional information)
(c)In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. For 2019, 2018, 2017, and 2016, respectively, we received a combined federal and state tax effected excess tax benefit of $3,336, $1,437, $4,625, and $1,571 from windfalls related to employee share-based compensation recognized as a reduction to income tax expense. Retrospective application to 2015 was not required.
(d)Net income for 2016 included a legal settlement agreement and a gain on sale of long-lived assets of $3,385 before tax.
(e)In 2017, we completed the sale of our equity ownership interest in ICP to Pacific Ethanol, consistent with a Merger Agreement, and, as a result, recorded a gain on sale of equity method investment of $11,381 before tax, which is included in Net income for 2017 (see Note 4 for additional information).
(f)On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the "Tax Act"), resulting in significant modifications to existing law. We recorded a provisional discrete net tax benefit in our Consolidated Statements of Income through Net income of $3,343 in 2017 (see Note 6 for additional information).

Selected Financial Information. Selected quarterly financial information (unaudited) is detailed in Note 14.

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

Management’s Discussion and Analysis ("MD&A") of Financial Condition and Results of Operations is designed to provide a reader of MGP’s consolidated financial statements with a narrative from the perspective of management. MGP’s MD&A is presented in seven sections:

•Overview
•Results of Operations
•Distillery Products Segment
•Ingredient Solutions Segment
•Cash Flow, Financial Condition and Liquidity
•Off Balance Sheet Obligations
•New Accounting Pronouncements

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

Our Strategic Plan

Our strategic plan is designed to leverage our history and strengths. We have a long history in the distilling industry. Our Lawrenceburg facility, which we purchased in 2011, was founded in 1847 and our Atchison facility was opened in 1941. Through these two distilleries, we are involved in producing some of the finest whiskeys, vodkas, and gins in the world. Likewise, our history in the food ingredient business stretches back more than 65 years.

Our strategic plan seeks to leverage the positive macro trends we see in the industries where we compete while providing better insulation from outside factors, including swings in commodity pricing.  We believe the successful execution of our strategy will continue to deliver strong operating income growth. Specifically, our strategic plan is built on five key growth strategies: Maximize Value, Capture Value Share, Invest for Growth, Operational Excellence, and Build the MGP Brand. Each of these strategies, along with related 2019 accomplishments, are discussed below.

Maximize Value. We focus on maximizing the value of our current production volumes, particularly taking advantage of favorable macro trends in our Distillery Products segment, such as the growth of the American whiskey category that has continued to expand over the past several years. This includes shifting sales mix to higher margin products, such as premium bourbon and rye whiskeys, as well as extending the product range of our GNS, including vodkas and gins. In our Ingredient Solutions segment, the macro trends include growth in high fiber, high protein, plant-based proteins, and non-GMO products.

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

Accomplishments

•In our Distillery Products segment, our focus on attracting and developing customers for our premium beverage alcohol continued in 2019. Some efforts included increases in sales force, including adding an additional sales manager to the international beverage alcohol team, and providing more tailored product offerings to our craft customers. As a result, we were able to add new customers throughout the year.

•In our Ingredient Solutions segment, we continue to provide outstanding customer solutions, taking advantage of our positioning within growing consumer trends. We further developed our pipeline of wheat-based protein products to support strong customer growth. Our sales of specialty wheat proteins grew 6.0 percent in 2019, and we continued to grow our specialty wheat starch sales in 2019. The FDA approved our Fibersym® RW and FiberRite® RW specialty wheat starches as dietary fiber, which removed a major barrier to the growth for this product line. Ingredient Solutions segment sales for 2019 increased 5.6 percent over the prior year.

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

Accomplishments

•During 2019, we announced our distribution partnership in Texas for the introduction of TILL American Wheat Vodka®, George Remus® Straight Bourbon Whiskey, Remus Repeal Reserve® Straight Bourbon Whiskey, Rossville Union® Straight Rye Whiskey and Eight & Sand Blended Bourbon Whiskey. Additionally in October 2019, we announced partnerships with distributors in Connecticut, Maryland and the District of Columbia for the introduction of some of our brands, as we continue to expand into new markets.

•In February 2019, we launched Eight & Sand Blended Bourbon Whiskey. Eight & Sand Blended Bourbon Whiskey celebrates the timeless journey of the American railway with a classic tribute whiskey crafted by our team in Lawrenceburg.

•In August 2019, we launched Rossville Union Barrel Select. The Rossville Union Barrel Select program allows retail customers to custom blend their own Rossville Union Rye offering. Rossville Union Barrel Select Rye comes with individually numbered bottles, each account's logo included on a specialty side label, a custom pewter label, and is bottled at 100-proof (50% ABV).

•In November 2019, we released the Remus Repeal Reserve Series III Straight Bourbon Whiskey. Produced to commemorate Prohibition Repeal Day, Series III is a limited bottling showcasing a medley of two mash bills from 2007 and 2008.

•In November 2019, we released the Remus Volstead Reserve Straight Bourbon Whiskey, a one-time rare, 14 year-old bottled-in-bond reserve Bourbon. The release coincides with the 100th anniversary of the start of Prohibition, under the Volstead Act.

Invest for Growth. We are committed to investing to support our growth. Components of this growth strategy include:
•Capital Expenditures: Capital expenditures focus largely on supporting innovation and product development, improving operational reliability, and strengthening our ability to support all aspects of growth in the American whiskey category.
•Select Inventories: As demand grows for American whiskeys, in both the United States and global markets, we are building our inventories of aged premium whiskeys to fully participate in this growth. This initiative helps us build strong partnerships and open new relationships with potential customers, in addition to supporting the development of our own brands.
•Selling, General, and Administrative Expenses ("SG&A"): As needed to support our long-term growth objectives, resources and capabilities are being added, particularly in sales and marketing.

Accomplishments

•Regarding our Capital Expenditures growth strategy:
In 2019, we continued our warehouse expansion program as part of the implementation of our strategic plan to support the growth of the American whiskey category. The program includes both the refurbishment of existing warehouse buildings and the construction of new warehouses. We invested over $4,600 in this program in capital expenditures during 2019 and approximately $48,400 since the program’s inception.

•Regarding our Select Inventories growth strategy:
We produce, and will continue to produce barrels of premium bourbon and rye whiskeys for sale in future periods.  Product is barreled and included in our inventory.  Our goal is to maintain inventory levels of premium bourbon and rye whiskeys sufficient to support our own brands, engage in partnerships, and support industry growth. We increased our premium bourbon and rye whiskey inventory by $27,875, at cost, during 2019.
•Regarding our SG&A growth strategy:
We continued to invest in people and programs to support the development of our brands initiative and our long-term growth objectives.

Operational Excellence. We continue a solid commitment to operational excellence across the Company by strengthening our emphasis on excellence in all stages of operations, from sourcing through processing and, ultimately, delivering the finest quality products. This also means striving to de-risk all aspects of our business.

Accomplishments

•During 2019, we continued our implementation of the Safety Up program, including the launch of Safety Up at our Lawrenceburg facility. Safety Up is supported by the motto, It starts with us, and focuses on employee engagement, awareness, and standardization to consistently keep on-the-job safety top of mind across all areas of the Company. It is intended to move safety assurance into deeper and broader dimensions, giving each employee and teams of employees greater ability to act more swiftly on safety-related matters.

•In August 2019, attorney and environmental health and safety leader, Randy Simmons, joined the Company in the new role of corporate director of Environmental Health and Safety. He will represent the Company with regulatory agencies and champion the employee-driven Safety Up program.

•In 2019, we completed a British Retail Consortium ("BRC") audit with outstanding results, again achieving a Grade AA rating for both our Atchison and Lawrenceburg facilities. Per the BRC standard, a Grade AA is awarded if five or fewer non-conformances are cited out of 256 total audit items. Each year since undergoing its initial BRC audit in 2013, the Atchison facility’s distillery has achieved BRC’s highest grade. The same is true with results of annual BRC audits that have been conducted at our Lawrenceburg facility since 2014. For the Atchison facility’s protein and starch plant, 2019 marked the ninth time in as many years that it had scored the BRC’s highest rating.

•In 2019, we awarded our Master Distiller designation to four internal candidates and named two new Master Blenders. Individuals are awarded the master designation after a robust certification process that includes education, experience, specialized training, and concludes with oral examinations by other masters and the completion of a dissertation. The art and science of fermentation, distillation and blending are the foundation of the Company's distilled spirits business, and the addition of these individuals into the Masters rank ensures that MGP has the necessary talent to continue to create exceptional products.

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

Accomplishments

•In February 2019, MGP Ingredients family lost our longtime leader and former Chairman Cloud "Bud" Cray, Jr. Mr. Cray helped envision and implement the Company's transformation from industrial alcohol production to the distillation of more profitable beverage alcohol, specifically vodka and gin. Additionally, he was instrumental in the Company's successful entrance into the food ingredients business, producing specialty wheat proteins and starches. Mr. Cray was a generous resident of our headquarters community of Atchison, Kansas, where he provided countless resources to help make Atchison a better place. We continue our unbroken commitment to support our communities to honor his legacy.
•In 2019, we continued our unbroken commitment to support our communities by providing strong financial support and donating time and leadership talent.
◦During 2019, MGP collaborated with Farm Rescue, a nonprofit organization that provides practical assistance to help farmers and ranchers navigate crises such as natural disasters. MGP donated dried distillers grain to the farming community, who were affected by devastating Midwest floods.
◦In December 2019, we participated in our sixth year of the Boxes of Blessing program which was created by our longtime distributor partner, Ben C. Williams. MGP and other local organizations distributed 1,000 boxes of food to our community in Atchison. Each box contained nearly 45 pounds of non-perishable items, enough to feed a family of four for a week.
•During 2019, MGP elected two new Board of Directors, Lynn Jenkins and Kerry Walsh Skelly.
◦Lynn Jenkins, former U.S. Representative from Kansas, has 20 years experience in elected office assisting Kansas residents. She represented Kansas' 2nd Congressional District in the U.S. House of Representatives from 2009 until her retirement. Jenkins, a Certified Public Accountant, contributed her financial expertise as a member of the House Financial Services Committee for two years and on the House Ways and Means Committee for eight years. Prior to that, she held offices in the Kansas Senate and Kansas House of Representatives.
◦Kerry Walsh Skelly held officer-level positions with Brown-Forman for more than 25 years until her retirement in 2018. Her last role with the Brown-Forman was as a senior vice president of Corporate Affairs-EMEA (Europe-Middle East-Africa), beginning in 2011. Her Brown-Forman career spanned countries and corporate functions including Corporate Administration, Human Resources, Marketing and Strategy. In addition to founding the Brown-Forman's Government Relations function, she was responsible for corporate affairs across more than 50 markets.

RESULTS OF OPERATIONS

Consolidated results

The table below details the consolidated results for 2019, 2018 and 2017:

	Year Ended December 31,			% Increase (Decrease)
	2019	2018	2017	2019 v. 2018		2018 v. 2017
Sales	$362,745	$376,089	$347,448	(3.5)%		8.2%
Cost of sales	286,213	292,490	271,432	(2.1)		7.8
Gross profit	76,532	83,599	76,016	(8.5)		10.0
Gross margin %	21.1%	22.2%	21.9%	(1.1)	pp(a)	0.3	pp(a)
SG&A expenses	29,290	33,451	33,107	(12.4)		1.0
Operating income	47,242	50,148	42,909	(5.8)		16.9
Operating margin %	13.0%	13.3%	12.3%	(0.3)	pp	1.0	pp
Gain on sale of equity method investment	—	—	11,381	N/A		(100.0)
Equity method investment loss	—	—	(348)	N/A		100.0
Interest expense, net	(1,305)	(1,168)	(1,184)	11.7		(1.4)
Income before income taxes	45,937	48,980	52,758	(6.2)		(7.2)
Income tax expense	7,144	11,696	10,935	(38.9)		7.0
Effective tax expense rate %	15.6%	23.9%	20.7%	(8.3)	pp	3.2	pp
Net income	$38,793	$37,284	$41,823	4.0%		(10.9)%
Net income margin %	10.7%	9.9%	12.0%	0.8	pp	(2.1)	pp

Basic and diluted Earnings Per Share	$2.27	$2.17	$2.44	4.6%		(11.1)%

(a) Percentage points ("pp").

Sales

2019 to 2018 - Sales for 2019 were $362,745, a decrease of 3.5 percent compared to 2018, which was the result of decreased sales in the Distillery Products segment, partially offset by increased sales in the Ingredient Solutions segment. Within the Distillery Products segment, sales were down 5.4 percent primarily due to a decrease in sales of brown goods within premium beverage alcohol, industrial alcohol and fuel grade alcohol, partially offset by an increase in sales of warehouse services, distillers feed and related co-products and white goods within premium beverage alcohol. Total Ingredient Solutions segment sales increased 5.6 percent due to increased sales of specialty wheat starches and proteins, and commodity wheat starches, partially offset by decreased sales of commodity wheat proteins.

2018 to 2017 - Sales for 2018 were $376,089, an increase of 8.2 percent compared to 2017, which was the result of increased sales in both segments. Within the Distillery Solutions segment, sales were up 7.9 percent. Driven by continued strong demand, sales of premium beverage alcohol products increased 5.9 percent. Industrial alcohol product sales increased 5.2 percent, contributing to an overall food grade alcohol sales increase of 5.7 percent. Sales of distillers feed and related co-products and warehouse services revenue both increased and the gains were partially offset by a small decline in the sales of fuel grade alcohol products. Total Ingredient Solutions sales increased 9.9 percent. This increase was driven by higher sales across all Ingredient Solutions product categories, with the largest increases in commodity wheat proteins and specialty wheat proteins.

Gross profit

2019 to 2018 - Gross profit for 2019 was $76,532, a decrease of 8.5 percent compared to 2018. The decrease was driven by a decrease in gross profit in both segments. The Distillery Products segment gross profit decreased by $5,841, or 8.1 percent and the Ingredient Solutions segment gross profit decreased by $1,226, or 10.4 percent.

2018 to 2017 - Gross profit for 2018 was $83,599, an increase of 10.0 percent percent compared to 2017. The increase was driven by an increase in gross profit in both segments. In the Distillery Products segment, gross profit grew by $4,976, or 7.4 percent. In the Ingredient Solutions segment, gross profit grew by $2,607, or 28.3 percent.

SG&A expenses

2019 to 2018 - SG&A expenses for 2019 were $29,290, a decrease of 12.4 percent compared to 2018. The decrease in SG&A was primarily due to lower incentive compensation expense, partially offset by increased costs related to legal matters discussed in Note 9 and investments to support our brands initiative (personnel costs).

2018 to 2017 - SG&A expenses for 2018 were $33,451, an increase of 1.0 percent compared to 2017. The increase in SG&A was primarily due to investments to support our brands initiative (personnel costs and advertising and promotion).

Operating income

	Operating income	% Increase (Decrease)
Operating income for 2017	$42,909
Increase in gross profit - Distillery Products segment(a)	4,976	11.6	pp(b)
Increase in gross profit - Ingredient Solutions segment(a)	2,607	6.1	pp
Increase in SG&A expenses	(344)	(0.8)	pp
Operating income for 2018	50,148	16.9%

Decrease in gross profit - Distillery Products segment(a)	(5,841)	(11.6)	pp(b)
Decrease in gross profit - Ingredient Solutions segment(a)	(1,226)	(2.5)	pp
Decrease in SG&A expenses	4,161	8.3	pp
Operating income for 2019	$47,242	(5.8)%

(a) See segment discussion.
(b) Percentage points ("pp").

2019 to 2018 - Operating income for 2019 decreased to $47,242 from $50,148 for 2018, due to gross profit declines in both our Distillery Products and Ingredient Solutions segments. These decreases were partially offset by a decrease in SG&A expenses.

2018 to 2017 - Operating income for 2018 increased to $50,148 from $42,909 for 2017, due to gross profit growth in both our Distillery Products and Ingredient Solutions segments, partially offset by an increase in SG&A expenses.

Equity method investment

We had no equity method investment transactions for the years ended December 31, 2019 and 2018 (see Note 4 for additional information).

In 2017, we completed the sale of our 30 percent equity ownership interest in ICP to Pacific Ethanol, consistent with a Merger Agreement. Our total transaction proceeds from the ICP sale transaction represented a return of our investment in ICP of $22,832 (net of fees and including additional dividends), which included a gain on sale of equity method investment of $11,381 (before tax) (see Note 4 for additional information). Additionally, we recognized an equity method investment loss of $348 during 2017.

Income tax expense

2019 to 2018 - Income tax expense for 2019 was $7,144, for an effective tax rate for the year of 15.6 percent. Income tax expense for 2018 was $11,696, for an effective tax rate for the year of 23.9 percent. The principal reasons for the 8.3 percentage point decrease in the effective tax rate, year versus year, were an increase in the favorable tax impact of vested share-based awards (which may not continue in future years), a favorable tax impact related to the change in the Company's valuation allowance, higher tax credits, and a change in estimate in 2018 related to the 2017 sale of the Company's equity method investment that did not reoccur in 2019, partially offset by the tax impact of legal matters discussed in Note 9, and certain compensation being subject to the deduction limit applicable to public companies.

2018 to 2017 - Income tax expense for 2018 was $11,696, for an effective tax rate for the year of 23.9 percent. Income tax expense for 2017 was $10,935, for an effective tax rate for the year of 20.7 percent. The principal reasons for the 3.2 percentage point increase in the effective tax rate, year versus year, are the tax impact caused by the re-measurement of our deferred tax assets and liabilities directly into income tax expense from continuing operations at December 31, 2017, the reduction in the tax impact of vested share-based awards, the loss of the Domestic Production Activities Deduction as required by the Tax Act, a change in estimate related to the sale of the Company’s equity ownership interest in ICP during 2017, an increase in the Company’s valuation allowance, and lower state income tax credits. These effects were partially offset by the 14 percent rate reduction enacted by the Tax Act, and by the Company not being subject to certain compensation deduction limits as updated by the Tax Act and subsequent guidance issued by the Internal Revenue Service in 2018.

Basic and diluted EPS

	Basic and Diluted EPS	% Increase (Decrease)
Basic and diluted EPS for 2017	$2.44
Change in operating income(a)	0.27	11.1	pp(b)
Gain on sale of equity method investment (Note 4)(c)	(0.44)	(18.0)	pp
Change in equity method investment earnings(a)	0.01	0.4	pp
Change in income attributable to participating securities(d)	0.02	0.8	pp
Change in weighted average shares outstanding(d)	(0.01)	(0.4)	pp
Tax: Change in share-based compensation	(0.18)	(7.4)	pp
Tax: Effect of Tax Act on deferred tax attributes(e)	(0.19)	(7.8)	pp
Tax: Change in discrete items (excluding effect of Tax Act)	(0.12)	(4.9)	pp
Tax: Change in effective tax rate (excluding tax items above)	0.37	15.1	pp
Basic and diluted EPS for 2018	$2.17	(11.1)%

Change in operating income(a)	(0.15)	(6.9)	pp(b)
Change in income attributable to participating securities(d)	0.02	0.9	pp
Change in weighted average shares outstanding(d)	(0.03)	(1.3)	pp
Tax: Change in share-based compensation	0.12	5.5	pp
Tax: Change in discrete items	0.12	5.5	pp
Tax: Change in effective tax rate	0.02	0.9	pp
Basic and diluted EPS for 2019	$2.27	4.6%

(a)Items are net of tax based on the effective tax rate for each base year, excluding the effect of the Tax Act and other discrete tax items on the 2017 rate.
(b)Percentage points ("pp").
(c)Item is net of tax based on the effective tax rate for the transaction.
(d)Income attributable to participating securities changes primarily due to the awarding and vesting of the employee RSUs that receive dividend equivalent payments. Weighted average shares outstanding change primarily due to the vesting of employee RSUs, the granting of Common Stock to directors, our purchase of vested RSUs from employees to pay withholding taxes, and our repurchases of Common Stock.
(e)On December 22, 2017, the United States enacted tax reform legislation, the Tax Act, that resulted in significant modifications to existing law. We recorded a discrete net tax benefit resulting from the revaluation of our deferred income taxes in 2017 (see Note 6 for additional information).

2019 to 2018 - EPS increased to $2.27 in 2019 from $2.17 in 2018, primarily due to the tax impacts of vested share-based awards and higher state tax credits in the effective tax rate. Partially offsetting these increases was a decrease in operations.

2018 to 2017 - EPS decreased to $2.17 in 2018 from $2.44 in 2017, primarily due to the gain on sale of equity method investment in 2017 (see Note 4 for additional information), partially offset by improved performance from operations.

DISTILLERY PRODUCTS SEGMENT

	DISTILLERY PRODUCTS SALES
	Year Ended December 31,		Year-versus-Year Sales Change Increase/ (Decrease)
	2019	2018	$ Change		% Change
Brown Goods	$107,190	$125,857	$(18,667)		(14.8)%
White Goods	62,862	62,574	288		0.5
Premium beverage alcohol	170,052	188,431	(18,379)		(9.8)
Industrial alcohol	79,833	80,650	(817)		(1.0)
Food grade alcohol	249,885	269,081	(19,196)		(7.1)
Fuel grade alcohol	5,949	6,347	(398)		(6.3)
Distillers feed and related co-products	26,743	25,698	1,045		4.1
Warehouse services	14,656	12,929	1,727		13.4
Total Distillery Products	$297,233	$314,055	$(16,822)		(5.4)%

	Change in Year-versus-Year Sales Attributed to:
	Total	Volume	Net Price/Mix
Premium beverage alcohol	(9.8)%	(4.2)%	(5.6)%

	Other Financial Information
	Year Ended December 31,		Year-versus-Year Increase/(Decrease)
	2019	2018	Change		% Change
Gross profit	$65,952	$71,793	$(5,841)		(8.1)%
Gross margin %	22.2%	22.9%	(0.7)	pp(a)

(a) Percentage points ("pp")

2019 compared to 2018
Total sales of Distillery Products decreased year versus year by $16,822, or 5.4 percent. Sales of premium beverage alcohol were down due to lower volumes, predominantly in brown goods within premium beverage alcohol (mix), partially offset by better pricing in both brown goods and white goods within premium beverage alcohol. Sales of brown goods, industrial alcohol and fuel grade alcohol decreased, while sales of warehouse services, distillers feed and related co-products and white goods increased. Sales of brown goods decreased 14.8 percent, due to lower sales volume, partially offset by higher average selling price. Industrial alcohol product sales decreased primarily driven by lower sales volume, partially offset by slightly favorable pricing. These decreases were partially offset by an increase in warehouse services sales of 13.4 percent and an increase in sales of distillers feed and related co-product of 4.1 percent, primarily due to an increase in sales volume.
Gross profit decreased year versus year by $5,841, or 8.1 percent. Gross margin for 2019 decreased to 22.2 percent from 22.9 percent for 2018. The decline in gross profit was primarily due to lower sales volume on brown goods. Industrial alcohol and white goods gross profits declined as the market remains challenged due to oversupply. This decline was partially offset by favorable average selling price on brown goods as well as increased gross profits on distillers feed and related co-products and warehouse services.

	DISTILLERY PRODUCTS SALES
	Year Ended December 31,		Year-versus-Year Sales Change Increase/ (Decrease)
	2018	2017	$ Change		% Change
Brown Goods	$125,857	$113,413	$12,444		11.0%
White Goods	62,574	64,585	(2,011)		(3.1)
Premium beverage alcohol	188,431	177,998	10,433		5.9
Industrial alcohol	80,650	76,636	4,014		5.2
Food grade alcohol	269,081	254,634	14,447		5.7
Fuel grade alcohol	6,347	6,368	(21)		(0.3)
Distillers feed and related co-products	25,698	19,332	6,366		32.9
Warehouse services	12,929	10,674	2,255		21.1
Total Distillery Products	$314,055	$291,008	$23,047		7.9%

	Change in Year-versus-Year Sales Attributed to:
	Total	Volume	Net Price/Mix
Premium beverage alcohol	5.9%	(0.9)%	6.8%

	Other Financial Information
	Year Ended December 31,		Year-versus-Year Increase/(Decrease)
	2018	2017	Change		% Change
Gross profit	$71,793	$66,817	$4,976		7.4%
Gross margin %	22.9%	23.0%	(0.1)	pp(a)
(a) Percentage points ("pp")

2018 compared to 2017
Total sales of Distillery Products increased year versus year by $23,047, or 7.9 percent. Driven by continued strong demand, sales of premium beverage alcohol products increased 5.9 percent over 2017, primarily due to an 11.0 percent increase in brown goods sales. Industrial alcohol product sales increased 5.2 percent, contributing to an overall food grade alcohol sales increase of 5.7 percent. Industrial alcohol sales growth was driven by volume as the average selling price was down due to more difficult market conditions. Sales of distillers feed and related co-products increased due to a higher average selling price reflecting improved market conditions during the year. An increase in warehouse services revenue was partially offset by a small decline in the sales of fuel grade alcohol products.
Gross profit increased year versus year by $4,976, or 7.4 percent. Gross margin for 2018 remained consistent at 22.9 percent compared to 23.0 percent for 2017. The improvement in gross profit was primarily due to increased sales of brown goods products, higher gross profit on sales of distillers feed and related co-products, and an increase in warehouse services revenue. These gains were partially offset primarily by increased input costs and lower gross profit on sales of white goods, industrial, and fuel grade alcohol products.

INGREDIENT SOLUTIONS SEGMENT

	INGREDIENT SOLUTIONS SALES
	Year Ended December 31,		Year-versus-Year Sales Change Increase/ (Decrease)
	2019	2018	$ Change		% Change
Specialty wheat starches	$30,816	$28,594	$2,222		7.8%
Specialty wheat proteins	22,359	21,098	1,261		6.0
Commodity wheat starches	9,628	9,223	405		4.4
Commodity wheat proteins	2,709	3,119	(410)		(13.1)
Total Ingredient Solutions	$65,512	$62,034	$3,478		5.6%

	Change in Year-versus-Year Sales Attributed to:
	Total	Volume	Net Price/Mix
Total Ingredient Solutions	5.6%	2.3%	3.3%

	Other Financial Information
	Year Ended December 31,		Year-versus-year Increase/(Decrease)
	2019	2018	Change		% Change
Gross profit	$10,580	$11,806	$(1,226)		(10.4)%
Gross margin %	16.2%	19.0%	(2.8)	pp(a)

(a) Percentage points ("pp")

2019 compared to 2018
Total Ingredient Solutions sales for 2019 increased by $3,478, or 5.6 percent, compared to 2018. This increase was driven by higher sales of specialty wheat starches and proteins, and commodity wheat starches, partially offset by a decrease in sales of commodity wheat proteins. The increase in specialty wheat starches was driven by an increase in sales volume and favorable average selling pricing. The increase in commodity wheat starches was primarily due to favorable pricing, partially offset by a decrease in sales volume. The increase in specialty wheat proteins was due to an increase in sales volume, partially offset by lower average selling price driven by the loss of a large specialty wheat protein customer. These increases were partially offset by decreased sales of commodity wheat proteins which was driven by lower sales volume.
Gross profit decreased year versus year by $1,226, or 10.4 percent. Gross margin for 2019 decreased to 16.2 percent from 19.0 percent for 2018. The decrease in gross profit was primarily due to the above mentioned specialty wheat protein customer loss, increased production costs resulting from higher input costs, partially offset by increased gross profit of commodity wheat starches and proteins.

	INGREDIENT SOLUTIONS SALES
	Year Ended December 31,		Year-versus-Year Sales Change Increase/ (Decrease)
	2018	2017	$ Change		% Change
Specialty wheat starches	$28,594	$28,092	$502		1.8%
Specialty wheat proteins	21,098	19,458	1,640		8.4
Commodity wheat starches	9,223	8,288	935		11.3
Commodity wheat proteins	3,119	602	2,517		418.1
Total Ingredient Solutions	$62,034	$56,440	$5,594		9.9%

	Change in Year-versus-Year Sales Attributed to:
	Total	Volume	Net Price/Mix
Total Ingredient Solutions	9.9%	1.7%	8.2%

	Other Financial Information
	Year Ended December 31,		Year-versus-year Increase/(Decrease)
	2018	2017	Change		% Change
Gross profit	$11,806	$9,199	$2,607		28.3%
Gross margin %	19.0%	16.3%	2.7	pp(a)

(a) Percentage points ("pp")

2018 compared to 2017
Total Ingredient Solutions sales for 2018 increased by $5,594, or 9.9 percent, compared to 2017. This increase was driven by higher sales across all product categories, with the largest increases in commodity wheat proteins and specialty wheat proteins, year versus year. The increase in sales of wheat proteins was driven by strong demand for the Company’s plant-based protein products.

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

Cash Flow Summary	Year Ended December 31,			Changes, Year versus Year-Increase / (Decrease)
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Cash provided by operating activities:	$19,722	$33,481	$33,471	(13,759)	10

Cash provided by (used in) investing activities:	(17,931)	(31,046)	1,777	13,115	(32,823)

Cash used in financing activities:	(3,507)	(494)	(33,733)	(3,013)	33,239

Increase (decrease) in cash and cash equivalents	$(1,716)	$1,941	$1,515	$(3,657)	$426

Operating Activities. Cash provided by operating activities were $19,722 during the year ended December 31, 2019. The cash provided by operating activities during 2019 resulted primarily from net income of $38,793, adjustments for non-cash or non-operating charges of $15,012 including depreciation and amortization, share-based compensation, and deferred income taxes, partially offset by uses of cash due to changes in operating assets and liabilities of $34,083. The primary drivers of the changes in operating assets and liabilities were $28,162 use of cash related to an increase in inventories driven primarily by barreled distillate, $4,547 use of cash related to a decrease in accrued expenses primarily due to lower incentive compensation expense, and $2,134 use of cash related to an increase in receivables, net primarily related to the timing of sales and cash collections. Additionally, there was $2,107 provided by cash related to an increase in accounts payable related to the timing of cash disbursements.

Cash provided by operating activities were $33,481 during the year ended December 31, 2018. The cash provided by operating activities during 2018 resulted primarily from net income of $37,284, adjustments for non-cash or non-operating charges of $16,126 including depreciation and amortization, share-based compensation and deferred income taxes, partially offset by uses of cash due to change in operating assets and liabilities of $19,929. The primary drivers of the changes in operating assets and liabilities were $15,620 use of cash related to an increase in inventories driven primarily by barreled distillate and $4,450 use of cash related to an increase in receivables, net. The change in receivables, net is primarily related to the timing of sales and cash collections.

Cash provided by operating activities were $33,471 during the year ended December 31, 2017. The cash provided by operating activities during 2017 resulted primarily from net income of $41,823, adjusted for non-cash or non-operating charges of $6,621 including depreciation and amortization, distributions received from equity method investees and gain on sale of equity method investment, partially offset by uses of cash due to changes in assets and liabilities of $14,973. The primary drivers of the changes in operating assets and liabilities were $14,291 use of cash related to an increase in inventories driven primarily by barreled distillate, $8,262 use of cash related to an increase in receivables, net and $9,540 cash provided by an increase in accounts payable. The change in receivables, net is primarily related to increased sales during the year. The change in accounts payable is primarily due to the timing of cash disbursements related to operating expenses associated with increased sales (the accounts payable to affiliate, net, decreased to zero when we sold our equity ownership interest in ICP on July 3, 2017 as detailed in Note 4).

Investing Activities. Cash used in investing activities for year ended December 31, 2019 was $17,931, which primarily resulted from an increase in additions to property, plant and equipment of $16,730 (see capital spending).

Cash used in investing activities for year ended December 31, 2018 was $31,046, which resulted from an increase in additions to property, plant and equipment of $31,046 (see capital spending).

Cash provided by investing activities for year ended December 31, 2017 was $1,777. Cash provided by investing activities was due to cash provided from the divestiture of our equity method investment during 2017 of $22,832 (see Note 4 for additional information), offset by cash used for property, plant, and equipment of $21,055 (see Capital Spending).

Capital Spending. We manage capital spending to support our business growth plans. Investments in plant, property and equipment were $16,730, $31,046, and $21,055 for years ended December 31, 2019, 2018, and 2017, respectively. Adjusted for the change in capital expenditures in accounts payable for years ended December 31, 2019, 2018, and 2017 of $2,041, $(2,133), and $158, respectively, and total capital expenditures were $18,771, $28,913, and $21,213, respectively. We expect approximately $19,600 in capital expenditures in 2020 for facility improvement and expansion (including warehouse expansion), facility sustenance projects, and environmental health and safety projects.

As part of our strategic plan to support the growth of the American whiskey category, we previously announced a warehouse expansion project.  As of December 31, 2019, we had incurred approximately $48,400 of the total investment and expect our total warehouse expansion project investment to be approximately $49,800. The estimated project completion date is by the end of calendar year 2020.

Financing Activities. Cash used in financing activities for year ended December 31, 2019 was $3,507, primarily due to payments of dividends and dividend equivalents of $6,856 (see Note 7 for additional information), purchases of treasury stock for tax withholding on share-based compensation of $5,489 (see Treasury Purchases), offset by net proceeds from debt of $8,914 (see Long-Term and Short-Term Debt).

Cash used in financing activities for year ended December 31, 2018 was $494, primarily due to payments of dividends and dividend equivalents of $5,500 (see Note 7 for additional information), purchases of treasury stock for tax withholding on share-based compensation of $2,324 (see Treasury Purchases), offset by net proceeds from debt of $7,330 (see Long-Term and Short-Term Debt).

Cash used in financing activities for year ended December 31, 2017 was $33,733, primarily due to payments on our credit agreement - revolver of $30,955 (see Long-Term and Short-Term Debt), payment of dividends and dividend equivalents of $17,380 (see Note 7 for additional information) and purchases of treasury stock for tax withholding on share-based compensation of $4,663 (see Treasury Purchases), partially offset by net proceeds in long-term debt $19,642 (see Long-Term and Short-Term Debt).

Treasury Purchases. 235,409 RSUs vested and converted to common shares during year ended December 31, 2019, of which we withheld and purchased for treasury 77,481 shares valued at $5,489 to cover payment of associated withholding taxes.

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

Share Repurchase. On February 25, 2019, the Board of Directors approved a $25,000 share repurchase authorization commencing February 27, 2019 through February 27, 2022. Under the share repurchase program, the company can repurchase stock from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws. This share repurchase program may be modified, suspended, or terminated by the company at any time without prior notice. From the commencement date of the authorization period through the year ended December 31, 2019, no shares were repurchased under the program.

Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including brand development, share repurchases, and Board-approved dividends) and the overall cost of capital. Total debt was $41,060 (net of unamortized loan fees of $448) at December 31, 2019 and $32,014 (net of unamortized loan fees of $580) at December 31, 2018. During 2019, 2018, and 2017, we had net borrowings / (payments) on our Credit Agreement of $(10,700), $7,702, and $(30,955), and net borrowings / (payments) on our long-term debt of $19,614, $(372), and $19,642, respectively. Net borrowings / (payments) on all debt for 2019, 2018, and 2017 were $8,914, $7,330, and $(11,313), respectively (see Note 5 for additional information).

Dividends and Dividend Equivalents. See Note 7 for further discussion.

On February 24, 2020, the Board of Directors declared a quarterly dividend payable to stockholders of record as of March 13, 2020, of our Common Stock and a dividend equivalent payable to holders of certain RSUs as of March 13, 2020, of $0.12 per share and per unit.  The dividend payment and dividend equivalent payment will occur on March 27, 2020.

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

Our principal sources of cash are product sales and borrowing on our Credit Agreement and Note Purchase Agreement.  Under our Credit Agreement and Note Purchase Agreement, we must meet certain financial covenants and restrictions, and at December 31, 2019, we met those covenants and restrictions.

At December 31, 2019, our current assets exceeded our current liabilities by $144,911, largely due to our inventories, at cost, of $136,931. At December 31, 2019, our cash balance was $3,309 and we have used our Credit Agreement and Note Purchase Agreement for liquidity purposes, with $149,700 remaining for additional borrowings. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We regularly assess our cash needs and the available sources to fund these needs. We utilize short-term and long-term debt to fund discretionary items, such as capital investments and dividend payments. In addition, we have strong operating results such that financial institutions should provide sufficient credit funding to meet short-term financing requirements, if needed.
OFF BALANCE SHEET OBLIGATIONS

Industrial Revenue Bonds.  On October 24, 2018, we closed an industrial revenue bond transaction with the City of Williamstown, Kentucky (the "City") in order to receive a 30-year real property tax abatement on our renovated and newly-constructed warehouse buildings near the City.  Pursuant to this transaction, the City issued a principal amount of $10,000 of its industrial revenue bonds to us and then used the proceeds to purchase the land and warehouse from us.  The City then leased the facilities back to us under a capital lease, the terms of which provide for the payment of basic rent in an amount sufficient to pay principal and interest on the bonds.  Our obligation to pay rent under the lease is in the same amount and due on the same date as the City’s obligation to pay debt service on the bonds which we hold. The lease permits us to present the bonds at any time for cancellation, upon which our obligation to pay basic rent would be canceled.  The bonds’ maturity date is 2047, at which time the facilities will revert to us without costs. If we were to present the bonds for cancellation prior to maturity, a nominal fee would be incurred.

We recorded the land and buildings as assets in property, plant, and equipment, net, on our Consolidated Balance Sheets. Because we own all outstanding bonds, have a legal right to set-off, and intend to set-off the corresponding lease and interest payment, we have netted the capital lease obligation with the bond asset. No amount for our obligation under the capital lease is reflected on our Consolidated Balance Sheet, nor do we reflect an amount for the corresponding industrial revenue bond asset (see Note 9 for additional information).

Contractual Obligations

The following table provides information on the amounts and payments of our contractual obligations at December 31, 2019:

	Payments due by period
	Total	2020		2021-2022	2023-2024	After 2024
Long-term debt	$41,508	$401		$5,907	$12,000	$23,200
Interest on long-term debt	8,362	1,504		2,856	2,236	1,766
Operating leases	7,132	2,546		3,440	1,146	—
Purchase commitments	118,947	112,888	(a)	5,251	808	—
Other	2,693	441		815	661	776
Total	$178,642	$117,780		$18,269	$16,851	$25,742

(a) Includes open purchase order commitments related to raw materials and packaging used in the ordinary course of business of $108,218.

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

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on weighted average outstanding variable-rate borrowings at December 31, 2019, a 100 basis point increase over the non-default rates actually in effect at such date would increase our interest expense on an annualized basis by $3. Based on weighted average outstanding fixed-rate borrowings at December 31, 2019, a 100 basis point increase in market rates would result in a decrease in the fair value of our outstanding fixed-rate debt of $1,938, and a 100 basis point decrease in market rates would result in an increase in the fair value of our outstanding fixed-rate debt of $2,062.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. As a result of this assessment, management has concluded that the Company’s internal control over financial reporting as of December 31, 2019 was effective.

KPMG, LLP, the independent registered public accounting firm that audited the Company’s financial statements contained herein, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2019. The combined report on the consolidated financial statements of MGP Ingredients, Inc. and subsidiaries and audit report as to the effectiveness of internal control over financial reporting is included in Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
MGP Ingredients, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of MGP Ingredients, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue recognition under bill and hold arrangements

As discussed in Note 1 to the consolidated financial statements, the Company’s distillery products segment routinely enters into bill and hold arrangements, whereby the Company produces and sells unaged distillate to customers. A portion of brown goods premium beverage alcohol revenue, totaling $107,190 for the year ended December 31, 2019, is for bill and hold arrangements.

We identified the evaluation of revenue recognized under bill and hold arrangements as a critical audit matter because of the complexity from the additional effort required to test the incremental bill and hold revenue recognition criteria. The incremental bill and hold revenue recognition criteria include the evaluation of: 1) the customer reason for the bill and hold arrangement; 2) the identification of the product as separately belonging to the customer; 3) the product being currently ready for physical transfer to the customer; and 4) the Company’s inability to use the product or direct it to another customer.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s revenue recognition process, including controls related to bill and hold revenue recognition criteria being met. We examined a sample of bill and hold revenue transactions to assess the incremental bill and hold revenue recognition criteria. Specifically, we inspected documentation received from the customer directing the Company to warehouse distillate after production. Additionally, we observed a sample of customer owned barrels to determine they were marked with unique identifiers separating them from Company owned inventory and were ready for physical transfer to the customer upon request. Also, to evaluate that the Company does not have the ability to use the product or direct to another customer, we inspected underlying documentation for the same sample of bill and hold transactions to determine legal title to the product had transferred to the customer.

/s/ KPMG LLP
We have served as the Company’s auditor since 2008.
Kansas City, Missouri
February 26, 2020

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Sales	$362,745	$376,089	$347,448
Cost of sales (a)	286,213	292,490	271,432
Gross profit	76,532	83,599	76,016

Selling, general, and administrative expenses	29,290	33,451	33,107
Operating income	47,242	50,148	42,909

Gain on sale of equity method investment	—	—	11,381
Equity method investment loss	—	—	(348)
Interest expense, net	(1,305)	(1,168)	(1,184)
Income before income taxes	45,937	48,980	52,758

Income tax expense	7,144	11,696	10,935
Net income	38,793	37,284	41,823

Income attributable to participating securities	253	708	996
Net income attributable to common shareholders and used in Earnings Per Share calculation	$38,540	$36,576	$40,827

Basic and diluted weighted average common shares	17,012,288	16,866,176	16,746,731

Basic and diluted Earnings Per Share	$2.27	$2.17	$2.44

(a)Includes related party purchases of $18,425 for the year ended December 31, 2017. There were no related party purchases for the years ended December 31, 2019 and 2018.

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$38,793	$37,284	$41,823
Other comprehensive income (loss), net of tax:
Company sponsored benefit plan:
Change in post-employment benefits	(151)	147	66
Other	—	—	(4)
Other comprehensive income (loss)	(151)	147	62
Comprehensive income	$38,642	$37,431	$41,885

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)

	December 31,
	2019	2018
Current Assets
Cash and cash equivalents	$3,309	$5,025
Receivables (less allowance for doubtful accounts at December 31, 2019 and 2018 - $24	40,931	38,797
Inventory	136,931	108,769
Prepaid expenses	2,048	1,320
Refundable income taxes	987	712
Total current assets	184,206	154,623

Property, plant, and equipment, net	128,419	120,788
Operating lease right-of-use assets, net	6,490	—
Other assets	3,482	2,481
Total assets	$322,597	$277,892

Current Liabilities
Current maturities of long-term debt	$401	$386
Accounts payable	29,511	25,363
Accrued expenses	9,383	11,714
Total current liabilities	39,295	37,463

Long-term debt, less current maturities	40,658	21,040
Credit agreement - revolver	1	10,588
Long-term operating lease liabilities	4,267	—
Deferred credits	1,233	1,565
Other noncurrent liabilities	4,170	4,118
Deferred income taxes	1,929	1,677
Total liabilities	91,553	76,451

Commitments and Contingencies – Note 9
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 18,115,965 shares at December 31, 2019 and 2018; 17,028,125 and 16,856,414 shares outstanding at December 31, 2019 and 2018, respectively	6,715	6,715
Additional paid-in capital	14,029	15,375
Retained earnings	230,784	198,914
Accumulated other comprehensive loss	(246)	(164)
Treasury stock, at cost, 1,087,840 and 1,259,551 shares at December 31, 2019 and 2018, respectively	(20,242)	(19,403)
Total stockholders’ equity	231,044	201,441
Total liabilities and stockholders’ equity	$322,597	$277,892

 See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities
Net income	$38,793	$37,284	$41,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,572	11,362	11,308
Gain on sale of equity method investment	—	—	(11,381)
Share-based compensation	3,304	3,099	2,574
Equity method investment loss	—	—	348
Distributions received from equity method investee	—	—	7,131
Deferred income taxes, including change in valuation allowance	252	1,665	(3,420)
Other, net	(116)	—	61
Changes in operating assets and liabilities:
Receivables, net	(2,134)	(4,450)	(8,262)
Inventory	(28,162)	(15,620)	(14,291)
Prepaid expenses	(728)	862	(498)
Refundable income taxes	(275)	1,268	725
Accounts payable	2,107	(2,542)	9,540
Accounts payable to affiliate, net	—	—	(3,349)
Accrued expenses	(4,547)	551	2,278
Deferred credits	(332)	(586)	(827)
Other, net	(12)	588	(289)
Net cash provided by operating activities	19,722	33,481	33,471

Cash Flows from Investing Activities
Additions to property, plant, and equipment	(16,730)	(31,046)	(21,055)
Divestiture of equity method investment, net	—	—	22,832
Deferred compensation plan investments	(1,201)	—	—
Net cash provided by (used in) investing activities	(17,931)	(31,046)	1,777

Cash Flows from Financing Activities
Payment of dividends and dividend equivalents	(6,856)	(5,500)	(17,380)
Purchase of treasury stock for tax withholding on equity-based compensation	(5,489)	(2,324)	(4,663)
Loan fees incurred with borrowings	—	—	(377)
Proceeds from long-term debt	20,000	—	20,000
Principal payments on long-term debt	(386)	(372)	(358)
Proceeds from credit agreement - revolver	17,440	28,966	25,930
Payments on credit agreement - revolver	(28,140)	(21,264)	(56,885)
Other, net	(76)	—	—
Net cash used in financing activities	(3,507)	(494)	(33,733)

Increase (decrease) in cash and cash equivalents	(1,716)	1,941	1,515
Cash and cash equivalents, beginning of year	5,025	3,084	1,569
Cash and cash equivalents, end of year	$3,309	$5,025	$3,084

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2016	$4	$6,715	$14,279	$142,652	$(373)	$(16,985)	$146,292
Comprehensive income:
Net income	—	—	—	41,823	—	—	41,823
Other comprehensive income	—	—	—	—	62	—	62
Dividends and dividend equivalents of $1.01 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(17,346)	—	—	(17,346)
Share-based compensation	—	—	2,065	—	—	—	2,065
Stock shares awarded, forfeited or vested	—	—	(2,432)	—	—	2,929	497
Stock shares repurchased	—	—	—	—	—	(4,663)	(4,663)
Balance, December 31, 2017	4	6,715	13,912	167,129	(311)	(18,719)	168,730
Comprehensive income:
Net income	—	—	—	37,284	—	—	37,284
Other comprehensive income	—	—	—	—	147	—	147
Dividends and dividend equivalents of $0.32 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(5,499)	—	—	(5,499)
Share-based compensation	—	—	2,687	—	—	—	2,687
Stock shares awarded, forfeited or vested	—	—	(1,224)	—	—	1,640	416
Stock shares repurchased	—	—	—	—	—	(2,324)	(2,324)
Balance, December 31, 2018	4	6,715	15,375	198,914	(164)	(19,403)	201,441
Comprehensive income (loss):
Net income	—	—	—	38,793	—	—	38,793
Other comprehensive loss	—	—	—	—	(151)	—	(151)
Dividends and dividend equivalents of $0.40 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(6,854)	—	—	(6,854)
Share-based compensation	—	—	2,453	—	—	—	2,453
Stock shares awarded, forfeited or vested	—	—	(3,799)	—	—	4,650	851
Stock shares repurchased	—	—	—	—	—	(5,489)	(5,489)
Adjustment related to Accounting Standards Update 2018-02 adoption	—	—	—	(69)	69	—	—
Balance, December 31, 2019	$4	$6,715	$14,029	$230,784	$(246)	$(20,242)	$231,044

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company.  MGP Ingredients, Inc. ("Company") is a Kansas corporation headquartered in Atchison, Kansas and is a leading producer and supplier of premium distilled spirits and specialty wheat protein and starch food ingredients. Distilled spirits include premium bourbon and rye whiskeys and grain neutral spirits, including vodka and gin. MGP is also a top producer of high quality industrial alcohol for use in both food and non-food applications. The Company's protein and starch food ingredients provide a host of functional, nutritional, and sensory benefits for a wide range of food products to serve the packaged goods industry. The Company's distillery products are derived from corn and other grains (including rye, barley, wheat, barley malt, and milo), and its ingredient products are derived from wheat flour.  The majority of the Company’s sales are made directly, or through distributors, to manufacturers and processors of finished packaged goods or to bakeries.

Principles of Consolidation.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the 2017 and 2018 consolidated financial statements have been reclassified to conform to the 2019 presentation.

Use of Estimates.  The financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America ("GAAP").  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  The application of certain of these policies places demands on management's judgment, with financial reporting results relying on estimation about the effects of matters that are inherently uncertain.  For all of these policies, management cautions that future events rarely develop as forecast, and estimates routinely require adjustment and may require material adjustment.

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

(a) Leasehold improvements are the shorter of economic useful life or life of lease

Maintenance costs are expensed as incurred. The cost of property, plant, and equipment sold, retired, or otherwise disposed of, as well as related accumulated depreciation and amortization, are eliminated from the property accounts with related gains and losses reflected in the Consolidated Statements of Income.  The Company capitalizes interest costs associated with significant construction projects.  Total interest incurred for 2019, 2018, and 2017 is noted below:

	Year Ended December 31,
	2019	2018	2017
Interest costs charged to expense	$1,305	$1,168	$1,184
Plus: Interest cost capitalized	575	562	293
Total	$1,880	$1,730	$1,477

Revenue Recognition.  As a result of the adoption of Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers and related amendments (Topic 606) on January 1, 2018, the Company changed its accounting policy for revenue recognition (see Note 3). Revenue is recognized when control of the promised goods or services, through performance obligations by the Company, is transferred to the customer in an amount that reflects the consideration it expects to be entitled to in exchange for the performance obligations. The term between invoicing and when payment is due is not significant and the period between when the entity transfers the promised good or service to the customer and when the customer pays for that good or service is one year or less.

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

The Company’s Distillery Products segment routinely enters into bill and hold arrangements, whereby the Company produces and sells unaged distillate to customers, and the product is subsequently barreled at the customer’s request and warehoused at a Company location for an extended period of time in accordance with directions received from the Company’s customers. Even though the unaged distillate remains in the Company’s possession, a sale is recognized at the point in time when the customer obtains control of the product. Control is transferred to the customer in bill and hold transactions when: customer acceptance specifications have been met, legal title has transferred, the customer has a present obligation to pay for the product and the risk and rewards of ownership have transferred to the customer. Additionally all the following bill and hold criteria have been met in order for control to be transferred to the customer: the customer has requested the product be warehoused, the product has been identified as separately belonging to the customer, the product is currently ready for physical transfer to the customer, and the Company does not have the ability to use the product or direct it to another customer.

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

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $42,534 and $32,018 at December 31, 2019 and 2018, respectively. The financial statement carrying value (including unamortized loan fees) was $41,060 and $32,014 at December 31, 2019 and 2018, respectively.  These fair values are considered Level 2 under the fair value hierarchy.

Derivative Instruments. Certain commodities the Company uses in its production process, or input costs, exposes it to market price risk due to volatility in the prices for those commodities.  Through the Company’s grain supply contracts for its Atchison and Lawrenceburg facilities, its wheat flour supply contract for the Atchison facility, and its natural gas contracts for both facilities, it purchases grain, wheat flour, and natural gas, respectively, for delivery from one to 24 months into the future at negotiated prices.  The Company has determined that the firm commitments to purchase grain, wheat flour, and natural gas under the terms of its supply contracts meets the normal purchases and sales exception as defined under ASC 815,  Derivatives and Hedging, because the quantities involved are for amounts to be consumed within the normal expected production process.

Recently Adopted Accounting Standard Updates. The Company adopted ASU 2016-02, Leases (Topic 842) and subsequent updates, as of January 1, 2019, using the modified retrospective approach (See Note 8). The modified retrospective approach provides a method for recording existing leases at adoption and using the effective date as the date of application (the “effective date method”). Under the effective date method, the comparative period reporting is unchanged. Comparative reporting periods are presented in accordance with Topic 840 (previous lease guidance), while periods subsequent to the effective date are presented in accordance with Topic 842. In addition, the Company elected the available practical expedients and implemented internal controls to enable the preparation of financial information on adoption. Adoption of the new standard resulted in the Company recording Operating lease right-of-use assets and Operating lease liabilities in its Consolidated Balance Sheet of $6,598 and $6,952, respectively, as of January 1, 2019. The standard did not impact the Company’s consolidated net earnings and also had no impact on its cash flows.

In February 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”). The Company adopted this guidance on January 1, 2019. We elected to reclassify the income tax effects of the Tax Act from accumulated other comprehensive income to retained earnings which resulted in an immaterial effect on its consolidated financial results and disclosures.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which more closely aligns the accounting for employee and nonemployee share-based payments. The Company adopted this guidance on January 1, 2019, and it had no impact on its consolidated financial results and disclosures.

Recently Issued Accounting Pronouncement. In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent updates.  The accounting standard changes the methodology for measuring credit losses on financial instruments and the timing when such losses are recorded. ASU 2016-13 is effective for public companies in fiscal years beginning after December 15, 2019. The guidance is to be adopted using the modified retrospective approach. The Company is still evaluating the effect that ASU 2016-13 will have on the Company, however we do not expect this to have a material impact to the consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which modifies the disclosure requirements on fair value measurements. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of this update. The Company is still evaluating the effect that ASU 2018-13 will have on the Company, however we do not expect this to have a material impact to the consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which clarifies and simplifies certain aspects of accounting for income taxes. This guidance is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted. The Company is still evaluating the effect that ASU 2019-12 will have on its consolidated financial statements and related disclosures.

NOTE 2: OTHER BALANCE SHEET CAPTIONS

Inventory.

	December 31,
	2019	2018
Finished goods	$16,654	$17,296
Barreled distillate (bourbons and whiskeys)	104,249	76,374
Raw materials	4,920	4,906
Work in process	1,766	1,550
Maintenance materials	8,200	7,541
Other	1,142	1,102
Total	$136,931	$108,769

Property, plant, and equipment, net.

	December 31,
	2019	2018
Land, buildings, and improvements	$105,257	$90,992
Transportation equipment	3,317	3,308
Machinery and equipment	190,930	184,779
Construction in progress	14,454	16,814
Property, plant, and equipment, at cost	313,958	295,893
Less accumulated depreciation and amortization	(185,539)	(175,105)
Property, plant, and equipment, net	$128,419	$120,788

Accrued expenses.

	December 31,
	2019	2018
Employee benefit plans	$590	$1,288
Salaries and wages	3,189	7,099
Property taxes	1,445	1,248
Current operating lease liabilities	2,244	—
Other	1,915	2,079
Total	$9,383	$11,714

NOTE 3: REVENUE

Adoption of Topic 606, Revenue From Contracts with Customers. On January 1, 2018, the Company adopted Topic 606, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Financial results for the years ended December 31, 2019 and 2018 are presented under Topic 606, while financial results for the year ended December 31, 2017 are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605, Revenue Recognition. There was no adjustment to opening retained earnings during the year ended December 31, 2018 and no differences to disclosure to reconcile financial statement activity as reported under Topic 606 to ASC 605 for the year ended December 31, 2018.

Disaggregation of Sales.

The following table presents the Company's sales disaggregated by segment and major products and services.

	Year Ended December 31,
	2019	2018	2017(a)
Distillery Products
Brown Goods	$107,190	$125,857	$113,413
White Goods	62,862	62,574	64,585
Premium beverage alcohol	170,052	188,431	177,998
Industrial alcohol	79,833	80,650	76,636
Food grade alcohol	249,885	269,081	254,634
Fuel grade alcohol	5,949	6,347	6,368
Distillers feed and related co-products	26,743	25,698	19,332
Warehouse services	14,656	12,929	10,674
Total Distillery Products	297,233	314,055	291,008

Ingredient Solutions
Specialty wheat starches	30,816	28,594	28,092
Specialty wheat proteins	22,359	21,098	19,458
Commodity wheat starch	9,628	9,223	8,288
Commodity wheat protein	2,709	3,119	602
Total Ingredient Solutions	65,512	62,034	56,440

Total sales	$362,745	$376,089	$347,448

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

NOTE 4: EQUITY METHOD INVESTMENTS

As of December 31, 2019 and 2018, the Company’s equity method investments were zero.

Illinois Corn Processing ("ICP") Investment. In 2017, the Company completed the sale of its equity ownership interest in ICP to Pacific Ethanol Central, LLC ("Pacific Ethanol"), consistent with an Agreement and Plan of Merger ("Merger Agreement"). The total transaction proceeds to the Company from the ICP sale transaction represented a return of its investment in ICP of $22,832 (net of fees and including additional dividends), which included a gain on sale of equity method investment of $11,381 (before tax), on the Company’s 2017 Consolidated Statement of Income. The Merger Agreement contemplated a special distribution of all of ICP’s cash and cash equivalents to equity owners prior to the closing, which resulted in the Company receiving cash dividend distributions from ICP during June 2017 totaling $7,430 that reduced its 30 percent ownership interest. The Company’s equity method investment losses for the year ended December 31, 2017 was $348.

Related Party Transactions. In 2019 and 2018, Pacific Ethanol (formerly ICP) was not a related party of the Company. During 2017, related party sales to ICP were $17,672 which were included in Sales on the Company's Consolidated Statements of Income. During 2017, related party purchases by the Company from ICP were approximately $18,425, that were included in Cost of sales on the Company’s Consolidated Statements of Income. In June 2017, the Company received cash dividend distributions from ICP totaling $7,430, as mentioned above.

Summary Financial Information. Condensed financial information of the Company’s equity method investment in ICP for the year ended December 31, 2017:

Year Ended December 31,
ICP’s Operating results:	2017
Sales	$78,062
Cost of sales and expenses(a)	(79,224)
Net loss	$(1,162)
(a)Includes depreciation and amortization of $1,720 for 2017.

NOTE 5: CORPORATE BORROWINGS

Indebtedness Outstanding. The following table presents the Company’s outstanding indebtedness

	December 31,
	2019	2018
Credit Agreement - Revolver, 3.19% (variable rate) due 2022(a)	$300	$11,000
Secured Promissory Note, 3.71% (fixed rate) due 2022(a)	1,208	1,594
Prudential Note Purchase Agreement, 3.53% (fixed rate) due 2027(a)	20,000	20,000
Prudential Note Purchase Agreement, 3.80% (fixed rate) due 2029(a)	20,000	—
Total indebtedness outstanding	41,508	32,594
Less unamortized loan fees(b)	(448)	(580)
Total indebtedness outstanding, net	41,060	32,014
Less current maturities of long-term debt	(401)	(386)
Long-term debt	$40,659	$31,628

(a) Interest rates are as of December 31, 2019.
(b) Loan fees are being amortized over the life of the Credit Agreement and Note Purchase Agreement.

Credit Agreement and Note Purchase Agreements. On August 23, 2017, the Company entered into credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"). The Credit Agreement provides for a $150,000 revolving credit facility. The Company may increase the facility from time to time by an aggregate principal amount of up to $25,000 provided certain conditions are satisfied and at the discretion of the lender. The Credit Agreement matures on August 23, 2022. The Credit Agreement is secured by substantially all assets, excluding real property.

The Credit Agreement includes certain requirements and covenants, which the Company was in compliance with at December 31, 2019. The Company incurred no new loan fees related to the Credit Agreement during 2019. The unamortized balance of total loan fees related to the Credit Agreement was $299 at December 31, 2019 and is being amortized over the life of the Credit Agreement.

As of December 31, 2019, the Company’s total outstanding borrowings under the Credit Agreement were $300 leaving $149,700 available. The interest rate for the borrowings of the Credit Agreement at December 31, 2019 was 3.2 percent.

On August 23, 2017, the Company also entered into a Note Purchase and Private Shelf Agreement (the "Note Purchase Agreement") with PGIM, Inc. ("Prudential Capital Group"), an affiliate of Prudential Financial, Inc., and certain affiliates of

PGIM, Inc. The Note Purchase Agreement provides for the issuance of up to $75,000 of Senior Secured Notes, and the Company issued $20,000 of Senior Secured Notes with a maturity date of August 23, 2027. The Senior Secured Notes bear interest at a rate of 3.5 percent per year. On April 30, 2019, the Company issued $20,000 of additional Senior Secured Notes with a maturity date of April 30, 2029. The Senior Secured Notes bear interest at a rate of 3.8 percent per year. The Note Purchase Agreement includes certain requirements and covenants, which the Company was in compliance with at December 31, 2019. The Company incurred no new loan fees related to the Note Purchase Agreement during 2019. The unamortized balance of total loan fees related to the Note Purchase Agreement was $149 at December 31, 2019 and is being amortized over the life of the Note Purchase Agreement. The Note Purchase Agreement is secured by substantially all assets, excluding real property.

Debt Maturities.

Aggregate amount of maturities for long-term debt as of December 31, 2019 are as follows:

2020	$401
2021	2,016
2022	3,891
2023	5,600
2024	6,400
Thereafter	23,200
Total	$41,508

NOTE 6: INCOME TAXES

Income tax expense is composed of the following:

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$6,426	$8,844	$14,020
State	412	1,317	379
	6,838	10,161	14,399
Deferred:
Federal	352	55	(3,764)
State	(46)	1,480	300
	306	1,535	(3,464)
Total	$7,144	$11,696	$10,935

Income tax expense also included tax expense allocated to comprehensive income for 2019, 2018, and 2017 of $14, $73, and $37, respectively (see the Consolidated Statements of Comprehensive Income).

On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Act, resulting in significant modifications to the then existing law, impacting the measurement of income taxes for the year ended December 31, 2017, and the years thereafter. The Company recorded a discrete net tax benefit in its Consolidated Statement of Income through net income of $3,343 in the year ended December 31, 2017. This net benefit was driven by a re-measurement of the carrying value of its deferred tax assets and liabilities because of the corporate rate reduction. This net benefit provided a 6.3 percent reduction in the Company’s effective tax rate for the year ended December 31, 2017.

A reconciliation of income tax expense at the normal statutory federal rate to income tax expense included in the accompanying Consolidated Statements of Income is below:

	Year Ended December 31,
	2019	2018	2017
"Expected" provision at federal statutory rate	$9,654	$10,286	$18,465
State income taxes, net(a)	1,540	2,029	1,612
Change in valuation allowance	(168)	1,304	(578)
Domestic production activity deduction	—	—	(957)
Share-based compensation(a)	(2,877)	(1,201)	(4,254)
Compensation limits	148	—	931
Federal and state tax credits	(1,302)	(807)	(1,058)
Tax benefit from the Tax Act	—	—	(3,343)
Other	149	85	117
Income tax expense	$7,144	$11,696	$10,935
Effective tax rate	15.6%	23.9%	20.7%

(a)The Company received federal excess tax benefits on share-based compensation awards in 2019, 2018, and 2017 of $2,877, $1,201, and $4,254, respectively, and state benefits of $459, $236 and $371, respectively, for excess tax benefits. The state benefits are part of the State income taxes, net, balances in the above table. Tax benefits from share-based compensation may be substantially less in future years, and in certain instances can create tax determinant.

The tax effects of temporary differences giving rise to deferred income taxes shown on the Consolidated Balance Sheets are as follows:

	December 31,
	2019	2018
Deferred income tax assets:
Post-retirement liability	$717	$770
Deferred income	300	393
Share-based compensation	1,238	1,581
Capital loss carryforwards	91	379
State tax credit carryforwards	3,198	3,245
State operating loss carryforwards	1,529	1,505
Inventories	1,738	1,476
Operating lease liabilities	1,582	—
Other	1,291	1,231
Gross deferred income tax assets	11,684	10,580
Less: valuation allowance	(1,284)	(1,452)
Net deferred income tax assets	10,400	9,128
Deferred income tax liabilities:
Fixed assets	(10,332)	(10,497)
Operating lease right-of-use assets	(1,577)	—
Other	(420)	(308)
Gross deferred income tax liabilities	(12,329)	(10,805)
Net deferred income tax liability	$(1,929)	$(1,677)

A schedule of the change in valuation allowance is as follows:

Balance at December 31, 2017	$148
Increase	1,304
Balance at December 31, 2018	1,452
Decrease	(168)
Balance at December 31, 2019	$1,284

As of December 31, 2019 and 2018, the Company’s total valuation allowance of $1,284 and $1,452, respectively, related to net operating loss carryforwards in states in which it is not "more likely than not" to create enough state taxable income to fully utilize the carryforwards before expiration of the carryforward periods, and capital loss carryforwards that the Company is not "more likely than not" to use before they expire. The reduction of the valuation allowance year over year is due to certain capital loss carryforwards and corresponding deferred tax asset related valuation allowance that expired at the end of 2019.

As of December 31, 2019 and 2018, the Company had $21,918 and $21,575 in gross state net operating loss carryforwards, respectively. Due to varying state carryforward periods, the state net operating loss carryforwards will expire in varying years between calendar years 2020 and 2039. As of December 31, 2019 and 2018, the Company had gross state tax credit carryforwards of $4,049 and $4,107, respectively. State credits, if not used to offset income tax expense in their respective jurisdictions, will expire in varying years between 2020 and 2035.
The Company treats accrued interest and penalties related to tax liabilities, if any, as a component of income tax expense.  During 2019, 2018, and 2017, the Company's activity in accrued interest and penalties was not significant.

The following is a reconciliation of the total amount of unrecognized tax benefits (excluding interest and penalties) for 2019, 2018, and 2017:

	Year Ended December 31,
	2019	2018	2017
Beginning of year balance	$193	$185	$43
Additions based on prior year tax positions	3	2	130
Additions based on current year tax positions	78	11	12
Reduction for prior year tax positions	(19)	(5)	—
End of year balance	$255	$193	$185

For each period presented, substantially all of the amount of unrecognized benefits (excluding interest and penalties) would impact the effective tax rate, if recognized. The Company reasonably expects that the amount of unrecognized tax benefit will decrease by approximately half of its value over the next 12 months due to the statute of limitations expiring for unrecognized tax benefits related to the tax year ending 2016. The recognized tax benefit related to this decrease may be less than the gross activity due to audit adjustments.

The Company is currently under federal income tax audit for tax year 2016. The Company does not expect this audit to result in a significant adjustment. For federal tax purpose, all tax years after 2015 remain open to adjustment. The Company is subject to examination for its state returns for year 2015, and forward, with the exception of certain net operating losses and credit carryforwards originating in years prior to 2015 that remain subject to adjustment.

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

EPS. The computations of basic and diluted EPS:

	Year Ended December 31,
	2019	2018	2017
Operations:
Net income(a)	$38,793	$37,284	$41,823
Less: Income attributable to participating securities (unvested shares and units) (b)	253	708	996
Net income attributable to common shareholders	$38,540	$36,576	$40,827

Share information:
Basic and diluted weighted average common shares(c)	17,012,288	16,866,176	16,746,731

Basic and diluted EPS	$2.27	$2.17	$2.44

(a)Net income attributable to all shareholders.
(b)Participating securities included RSUs of 111,365, 326,375, and 368,492 for the years ended December 31, 2019, 2018, and 2017, respectively.
(c)Under the two class method, basic weighted average common shares exclude outstanding unvested participating securities.

Share Repurchase. On February 25, 2019, the Board of Directors approved a $25,000 share repurchase authorization commencing February 27, 2019 through February 27, 2022. Under the share repurchase program, the company can repurchase stock from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws. This share repurchase program may be modified, suspended, or terminated by the company at any time without prior notice. From the commencement date of the authorization period through the year ended December 31, 2019, no shares were repurchased under the program.

Dividends and Dividend Equivalents

Dividend and Dividend Equivalent Information (per Share and Unit)
Declaration date	Record date	Payment date	Declared	Paid	Dividend payment	Dividend equivalent payment(a)(b)	Total payment(b)
2019
February 25	March 13	March 29	$0.10	$0.10	$1,701	$13	$1,714
April 29	May 15	May 31	0.10	0.10	1,702	11	1,713
July 29	August 14	August 30	0.10	0.10	1,703	11	1,714
October 29	November 14	November 26	0.10	0.10	1,703	12	1,715
			$0.40	$0.40	$6,809	$47	$6,856
2018
February 21	March 9	March 23	$0.08	$0.08	$1,348	$27	$1,375
April 30	May 16	June 1	0.08	0.08	1,348	27	1,375
July 31	August 16	August 31	0.08	0.08	1,348	27	1,375
October 30	November 15	November 30	0.08	0.08	1,349	26	1,375
			$0.32	$0.32	$5,393	$107	$5,500
2017
February 15	March 1	March 24	$0.04	$0.04	$668	$20	$688
May 2	May 15	June 9	0.04	0.04	668	20	688
August 1	August 18	September 8	0.85	0.85	14,215	413	14,628
August 1	August 18	September 11	0.04	0.04	669	19	688
October 31	November 14	December 8	0.04	0.04	669	19	688
			$1.01	$1.01	$16,889	$491	$17,380
(a) Dividend equivalent payments on unvested participating securities (see Note 10).
(b) Includes estimated forfeitures.

NOTE 8: LEASES

The Company has operating leases for railcars, computer equipment, an office space, and certain equipment. The Company has no finance leases. Leases with terms of twelve months or less are not recorded on the Company’s Consolidated Balance Sheets. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. For leases beginning in 2019 and later, lease components are accounted for separately from non-lease components, such as common-area maintenance, based on the relative, observable stand-alone prices of the components.

The Company’s leases have remaining lease terms of one year to five years, some of which may include options to extend the lease. Options to renew the Company’s leases were not considered when assessing the value of the right-of-use assets because the Company was not reasonably certain that it will assert the options to renew the leases. As most of the Company’s leases do not provide an implicit rate, the Company uses its estimated incremental collateralized borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The following table provides supplemental balance sheet classification information related to leases:

Leases	Balance Sheet Classification	December 31, 2019
Assets
Operating	Operating lease right-of-use-assets, net	$6,490
Total leased assets		$6,490

Liabilities
Current Operating	Accrued expenses	$2,244
Noncurrent Operating	Long-term operating lease liabilitites	4,267
Total operating lease liability		$6,511

The following table presents the components of lease costs:

Year Ended December 31,
2019
Operating lease costs	$2,434
Short-term lease costs	767
Sublease income	(247)
Net lease costs(a)	$2,954
(a) Recorded as a component of Operating income on the Company’s Consolidated Statement of Income.

The following table presents supplemental cash flow and non-cash activity related to lease information:

Year Ended December 31,
2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,414

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$2,064

The following table presents weighted average discount rate and remaining lease term:

December 31, 2019
Weighted average discount rate
Operating leases	5.77%

Weighted average remaining lease term
Operating leases	3.3 years

As of December 31, 2019, the maturities of operating lease liabilities were as follows:

2020	$2,546
2021	2,023
2022	1,417
2023	835
2024	311
Thereafter	—
Total lease payments	7,132
Less interest	(621)
Total operating lease liability	$6,511

At December 31, 2018, under ASC 840, Leases, the Company’s lease disclosures were:

Operating Leases. The Company leases railcars and other assets under various operating leases. For railcar leases, which are the majority, the Company is generally required to pay all service costs associated with the railcars. Rental payments include minimum rentals, and rental expenses with terms longer than one month were $2,081 and $2,372 for 2018 and 2017, respectively. Annual commitments under non-cancelable operating leases totaled $6,897 for the five years ending December 31, 2023, and an additional $55 thereafter.

The Company’s future minimum rental payments were $2,224, $1,858, $1,357, $977, and $481 for the years ending December 31, 2019, 2020, 2021, 2022, and 2023, respectively.

Maturity of Operating Lease Liabilities	December 31, 2018
2019	$2,224
2020	1,858
2021	1,357
2022	977
2023	481
After 2023	55
Total lease commitments	$6,952

NOTE 9: COMMITMENTS AND CONTINGENCIES

Commitments. As of October 2018, the Company carries $10,000 in industrial revenue bonds with the City of Williamstown, Kentucky (the "City") that mature in 2047, and leases back facilities owned by the City that the Company recorded as property, plant, and equipment, net, on its Consolidated Balance Sheet under a capital lease. The lease payment on the facilities is sufficient to pay principal and interest on the bonds. Because the Company owns all of the outstanding bonds, has a legal right to set-off, and intends to set-off the corresponding lease and interest payment, the Company netted the capital lease obligation with the bond asset and, in turn, reflected no amount for the obligation or the corresponding asset on its Consolidated Balance Sheet at December 31, 2019 and 2018.

Contingencies. There are various legal and regulatory proceedings involving the Company and its subsidiaries.  The Company accrues estimated costs for a contingency when management believes that a loss is probable and can be reasonably estimated.
A chemical release occurred at the Company's Atchison facility on October 21, 2016, which resulted in emissions venting into the air ("the Atchison Chemical Release").  The Company reported the event to the Environmental Protection Agency ("EPA"), the Occupational, Safety, and Health Administration ("OSHA"), and to Kansas and local authorities on that date, and has cooperated fully to investigate and ensure that all appropriate response actions are taken.  The Company has also engaged outside experts to assist the investigation and response.  There was no significant damage to the Company’s Atchison plant as a result of this incident.  No other MGP facilities, including the distillery in Lawrenceburg, Indiana, were affected by this incident.

OSHA completed its investigation of the Atchison Chemical Release and, on April 19, 2017, issued its penalty to the Company in the amount of $138.  Management settled this assessment with OSHA in full for $75, which was paid on May 16, 2017. A portion, or all, of the penalty amount may be covered by insurance.

The EPA informed the Company on August 1, 2017, that it intended to seek an administrative civil penalty of approximately $250 in connection with its investigation of the Atchison Chemical Release. During 2019, the Company reached a resolution on the EPA administrative civil penalty case in the amount of $251, which was included as a component of Accounts payable in the Company’s Consolidated Balance Sheet as of December 31, 2019.

On May 29, 2019, federal charges for alleged violations of the Clean Air Act related to the Atchison Chemical Release were filed against the Company, along with another unaffiliated company. During 2019, the Company reached a plea agreement with the Department of Justice pertaining to a negligent Clean Air Act violation pursuant to which the Company agreed, among other things, to a fine of $1,000, which is included as a component of Accounts payable in the Company’s Consolidated Balance Sheet as of December 31, 2019.

Private plaintiffs have initiated, and additional private plaintiffs may initiate, legal proceedings for damages resulting from the Atchsion Chemical Release, but the Company is currently unable to reasonably estimate the amount of any such damages that might result.  The Company’s insurance is expected to provide coverage of any damages to private plaintiffs, subject to a deductible of $250, but certain regulatory fines or penalties may not be covered and there can be no assurance to the amount or timing of possible insurance recoveries if ultimately claimed by the Company.

NOTE 10: EMPLOYEE BENEFIT PLANS

401(k) Plans.  The Company has established 401(k) plans covering all employees after certain eligibility requirements are met.  Amounts charged to operations for employer contributions related to the plans totaled $1,603, $1,488, and $1,299 for 2019, 2018, and 2017, respectively.

Post-Employment Benefits.  The Company sponsors life insurance coverage as well as medical benefits, including prescription drug coverage, to certain retired employees and their spouses.  In 2014, the Company made a change to the plan to terminate post-employment health care and life insurance benefits for all union employees except for a specified grandfathered group.  At December 31, 2019, the plan covered 166 participants, both active and retired.  The post-employment health care benefit is contributory for spouses under certain circumstances.  Otherwise, participant contribution premiums are not required.  The health care plan contains fixed deductibles, co-pays, coinsurance, and out-of-pocket limitations.  The life insurance segment of the plan is noncontributory and is available to retirees only.

The Company funds the post-employment benefit on a pay-as-you-go basis, and there are no assets that have been segregated and restricted to provide for post-employment benefits.  Benefit eligibility for the current remaining grandfathered active group (23 employees) is age 62 and 5 years of service. The Company pays claims and premiums as they are submitted.  The Company provides varied levels of benefits to participants depending upon the date of retirement and the location in which the employee worked.  An older group of grandfathered retirees receives lifetime health care coverage.  All other retirees receive coverage to age 65 through continuation of the Company group medical plan and a lump sum advance premium to the MediGap carrier of the retiree’s choice.  Life insurance is available over the lifetime of the retiree in all cases.

As of December 31, 2019 and 2018, total current benefit obligation recorded in Accrued expense on the Consolidated Balance Sheets was $441 and $467, respectively. As of December 31, 2019 and 2018, total noncurrent benefit obligation was $2,509 and $2,595, which was recorded in Other noncurrent liabilities on the Consolidated Balance Sheets, respectively.

Share-Based Compensation Plans.  As of December 31, 2019, the Company was authorized to issue 40,000,000 shares of Common Stock and had a treasury share balance of 1,087,840 at December 31, 2019.

The Company currently has two active share-based compensation plans: the Employee Equity Incentive Plan of 2014 (the "2014 Plan") and the Non-Employee Director Equity Incentive Plan (the "Directors' Plan"). The plans were approved by shareholders at the Company’s annual meeting in May 2014. The 2014 Plan replaced the 2004 Plan. Detail of activities in both plans follows below.

The Company’s share-based compensation plans provide for the awarding of stock options, stock appreciation rights, and shares of restricted stock and RSUs for senior executives and salaried employees, as well as for outside directors.   Compensation expense related to restricted stock awards is based on the market price of the stock on the date the Board of Directors communicates the approved award and is amortized over the vesting period of the restricted stock award. The

Consolidated Statements of Income for 2019, 2018, and 2017 reflect total share-based compensation costs and director fees for awarded grants of $2,424, $2,612, $2,245, respectively, related to these plans.

For long-term incentive awards to be granted in the form of RSUs in 2020 based on 2019 results, the Human Resources and Compensation Committee ("HRCC") determined that the grants would have performance conditions that would be based on the same performance metrics as the Short-Term Incentive Plan (the "STI Plan"). The performance metrics are operating income, earnings before interest, taxes, depreciation, and amortization ("EBITDA"), and EPS. Because management determined at the beginning of 2019 that the performance metrics would most likely be met, amortization of the estimated dollar pool of RSUs to be awarded based on 2019 results was started in the first quarter over an estimated 48 month period, including 12 months to the grant date and an additional 36 months to the vesting date. The Consolidated Statements of Income for 2019, 2018, and 2017 reflects share-based compensation costs for grants to be awarded of $123, $821, and $491, respectively.

At the Company’s annual meeting in May 2014, shareholders approved a new Employee Stock Purchase Plan (the "ESPP Plan") with 300,000 shares registered for employee purchase. The ESPP Plan is not active at this time. The Company’s former employee stock purchase plan continued in use until its termination during 2017.

2014 Plan

The 2014 Plan, with 1,500,000 shares registered for future grants, provides that vesting occurs pursuant to the time period specified in the particular award agreement approved for that issuance of RSUs, which is to be not less than three years unless vesting is accelerated due to the occurrence of certain events. As of December 31, 2019, 344,190 RSUs had been granted of the 1,500,000 shares approved for under the 2014 Plan.

Directors’ Plan

The Director’s Plan, with 300,000 shares registered for future grants, provides that vesting occurs pursuant to the time period specified in the particular award agreement approved for that issuance of equity.  As of December 31, 2019, 83,683 shares were granted of the 300,000 shares approved for grants under the Directors’ Plan and all 83,683 shares were vested.

2004 Plan

Under the 2004 Plan, as amended, the Company granted incentives (including stock options and restricted stock awards) for up to 2,680,000 shares of the Company’s Common Stock to salaried, full time employees, including executive officers.  The term of each award generally was determined by the committee of the Board of Directors charged with administering the 2004 Plan.  Under the terms of the 2004 Plan, any options granted were non-qualified stock options, exercisable within ten years and had an exercise price of not less than the fair value of the Company’s Common Stock on the date of the grant.  As of December 31, 2019, no stock options and no unvested restricted stock shares (net of forfeitures) remained outstanding under the 2004 Plan.  No future grants can be made under the 2004 Plan.

In 2012, the 2004 Plan was amended to provide for grants in the form of RSUs.  The awards entitle participants to receive shares of stock following the end of a five year vesting period.  Participants have no voting of dividend rights under the awards that were granted; however, the awards provide for payment of dividend equivalents when dividends are paid to stockholders.  During January 2019, the remaining 145,000 RSUs under the 2004 Plan vested. As of December 31, 2019, there were no unvested RSUs under the 2004 Plan and no RSU awards were available for future grants under the 2004 Plan.

RSUs.  Summary of unvested RSUs under the Company’s share-based compensation plans for 2019, 2018, and 2017:

	Year Ended December 31,
	2019		2018		2017
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Unvested balance at beginning of year	329,205	$25.42	368,492	$17.20	527,486	$10.17
Granted	45,993	77.78	42,136	78.37	47,514	42.93
Forfeited	(22,934)	57.27	(1,080)	28.30	(3,508)	25.74
Vested	(235,409)	12.54	(80,343)	15.42	(203,000)	4.82
Unvested balance at end of year	116,855	$65.73	329,205	$25.42	368,492	$17.20

During 2019, 2018, and 2017, the total grant date fair value of RSU awards vested was $2,951, $1,239, and $979, respectively. As of December 31, 2019 there was $2,745 of total estimated unrecognized compensation costs (net of estimated forfeitures) related to granted RSU awards.  These costs are expected to be recognized over a weighted average period of approximately 2.2 years.

Upon their vesting, the Company purchased restricted stock and RSUs from employees to cover associated withholding taxes. Total treasury stock purchases added 77,481 shares for $5,489 in 2019; 27,214 shares for $2,324 in 2018; and 74,132 shares for $4,663 in 2017.

Annual Cash Incentive Plan. The STI Plan was amended and restated as of January 1, 2019. The STI Plan is designed to motivate and retain the Company’s officers and employees and tie short-term incentive compensation to achievement of certain profitability goals by the Company. Pursuant to the STI Plan, short-term incentive compensation is dependent on the achievement of certain performance metrics by the Company, established by the Board of Directors. Each performance metric is calculated in accordance with the rules approved by the HRCC, which may adjust the results to eliminate unusual items. For 2019, 2018, and 2017, the performance metrics were operating income, EBITDA, and EPS. Operating income for the performance metric was defined as reported GAAP operating income adjusted for certain discretionary items as determined by the Company’s management, if applicable ("adjusted operating income"). The HRCC determines the officers and employees eligible to participate under the STI Plan for the plan year as well as the target annual incentive compensation for each participant for each plan year.

Amounts expensed under the STI Plan totaled $461, $5,581, and $5,150 for 2019, 2018, and 2017, respectively.

Deferred Compensation Plan. The Company established an unfunded Executive Deferred Compensation Plan ("EDC Plan") effective as of June 30, 2018, with a purpose to attract and retain highly-compensated key employees by providing participants with an opportunity to defer receipt of a portion of their salary, bonus, and other specified compensation. The Company's obligations under this plan will change in conjunction with the performance of the participants’ investments, along with contributions to and withdrawals from the plan. Realized and unrealized gains (losses) on deferred compensation plan investments were insignificant and were included as a component of Operating income in the Company's Consolidated Statements of Income, because the Company's deferred compensation investments consist of mutual funds that are considered trading securities.

Plan investments are classified as Level 1 in the fair value hierarchy since the investments trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis. From plan inception through December 31, 2018, participants were only able to direct the deferral of a portion of their 2018 STI Plan amounts that were paid during first quarter 2019. At the time of payment, the amounts elected for deferral were deposited into the EDC Plan by the Company and allocated by participants among Company-determined investment options. For 2019, participants were able to direct the deferral of a portion of their 2019 base salary and a portion of their estimated accrued 2019 STI Plan amount. Base salary amounts elected for deferral are deposited into the EDC Plan by the Company on a weekly basis and allocated by participants among Company-determined investment options.

The current portion of deferred compensation plan deferrals is comprised of estimated amounts to be paid within one year depending on timing of planned disbursements. At December 31, 2019, the EDC Plan investments were $1,185 which were recorded in Other assets on the Company's Consolidated Balance Sheet. There were no Plan assets at December 31, 2018. The

EDC Plan liabilities were $1,337 and $1,176 as of December 31, 2019 and 2018, respectively, which were recorded in Other non-current liabilities on the Company's Consolidated Balance Sheet.

NOTE 11: CONCENTRATIONS

Significant customers.  For 2019, 2018, and 2017, the Company had no sales to an individual customer that accounted for more than 10 percent of consolidated sales.  During the years 2019, 2018, and 2017, the Company’s ten largest customers accounted for approximately 39 percent, 40 percent, and 39 percent of consolidated sales, respectively.

Significant suppliers. For 2019, the Company had purchases from two grain suppliers that approximated 31 percent of consolidated purchases. In addition, the Company’s ten largest suppliers, accounted for approximately 66 percent of consolidated purchases.

For 2018, the Company had purchases from two grain suppliers that approximated 29 percentof consolidated purchases. The Company also purchased food grade alcohol from Pacific Ethanol of approximately 12 percent of consolidated purchases. In addition, the Company’s ten largest suppliers, including these three suppliers, accounted for approximately 68 percent of consolidated purchases.

For 2017, the Company had purchases from two grain suppliers that approximated 29 percent of consolidated purchases.  In addition, the Company’s ten largest suppliers accounted for approximately 65 percent of consolidated purchases.

NOTE 12: OPERATING SEGMENTS

At December 31, 2019 and 2018, the Company had two segments: Distillery Products and Ingredient Solutions. The Distillery Products segment consists of food grade alcohol and distillery co-products, such as distillers feed (commonly called dried distillers grain in the industry) and fuel grade alcohol. The Distillery Products segment also includes warehouse services, including barrel put away, barrel storage, and barrel retrieval services. Ingredient Solutions segment consists of specialty starches and proteins and commodity starches and proteins.

Operating profit for each segment is based on sales less identifiable operating expenses.  Non-direct SG&A, interest expense, earnings from the Company’s equity method investments until sold on July 3, 2017, other special charges, and other general miscellaneous expenses are excluded from segment operations and are classified as Corporate.  Receivables, inventories, and equipment have been identified with the segments to which they relate.  All other assets are considered as Corporate.

	Year Ended December 31,
	2019	2018	2017
Sales to customers:
Distillery Products	$297,233	$314,055	$291,008
Ingredient Solutions	65,512	62,034	56,440
Total(a)	$362,745	$376,089	$347,448

Gross profit:
Distillery Products	$65,952	$71,793	$66,817
Ingredient Solutions	10,580	11,806	9,199
Total	$76,532	$83,599	$76,016

Depreciation and amortization:
Distillery Products	$8,974	$8,739	$8,490
Ingredient Solutions	1,554	1,567	1,660
Corporate	1,044	1,056	1,158
Total	$11,572	$11,362	$11,308

Income (loss) before income taxes:
Distillery Products	$59,309	$64,791	$60,424
Ingredient Solutions	8,051	9,336	6,613
Corporate	(21,423)	(25,147)	(14,279)
Total	$45,937	$48,980	$52,758

(a)Sales revenue from foreign sources totaled $19,372, $19,782, and $22,870 for 2019, 2018, and 2017, respectively, and is largely derived from Japan, Thailand, and Canada.  The balance of total sales revenue is from domestic sources.

	December 31,
	2019	2018
Identifiable Assets
Distillery Products	$271,766	$223,890
Ingredient Solutions	30,802	35,147
Corporate	20,029	18,855
Total(a)	$322,597	$277,892

(a)The Company has no assets located in foreign countries.

NOTE 13: SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2019	2018	2017
Non-cash investing and financing activities:
Purchase of property, plant, and equipment in accounts payable	$4,430	$2,389	$4,522
Additional cash payment information:
Interest paid	1,611	1,578	1,489
Income taxes paid	7,111	8,818	13,526

See Note 8 for operating lease supplemental cash flow information.

NOTE 14: QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year Ended December 31, 2019
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Sales	$92,463	$90,685	$90,501	$89,096
Cost of sales	70,903	71,895	70,979	72,436
Gross profit	21,560	18,790	19,522	16,660
SG&A expenses	5,309	7,186	8,648	8,147
Operating income	16,251	11,604	10,874	8,513
Interest expense, net	(368)	(364)	(321)	(252)
Income before income taxes	15,883	11,240	10,553	8,261
Income tax expense	2,936	3,025	2,642	(1,459)
Net income	$12,947	$8,215	$7,911	$9,720

Basic and diluted EPS data(a)	$0.76	$0.48	$0.46	$0.57

	Year Ended December 31, 2018
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Sales	$104,850	$95,031	$88,252	$87,956
Cost of sales	79,242	75,432	68,811	69,005
Gross profit	25,608	19,599	19,441	18,951
SG&A expenses	8,996	7,584	8,309	8,562
Operating income	16,612	12,015	11,132	10,389
Interest expense, net	(338)	(334)	(289)	(207)
Income before income taxes	16,274	11,681	10,843	10,182
Income tax expense (benefit)	4,452	2,673	3,316	1,255
Net income	$11,822	$9,008	$7,527	$8,927

Basic and diluted EPS data(a)	$0.69	$0.52	$0.44	$0.52
(a)Quarterly EPS amounts may not add to amounts for the year because quarterly and annual EPS calculations are performed separately.

NOTE 15: SUBSEQUENT EVENTS

Dividend Declaration

On February 24, 2020, the Board of Directors declared a quarterly dividend payable to stockholders of record as of March 13, 2020, of our Common Stock and a dividend equivalent payable to holders of certain RSUs as of March 13, 2020, of $0.12 per share and per unit.  The dividend payment and dividend equivalent payment will occur on March 27, 2020.

New Credit Agreement

On February 14, 2020, the Company entered into a new credit agreement (the "New Credit Agreement") with Wells Fargo. The New Credit Agreement replaces the Company's existing Credit Agreement with Wells Fargo. The New Credit Agreement provides for a $300,000 revolving credit facility. The Company may increase the facility from time to time by an aggregate principal amount of up to $100,000 provided certain conditions are satisfied and at the discretion of the lenders. The Credit Agreement matures on February 14, 2025. The New Credit Agreement is secured by substantially all assets, excluding real property.

In connection with the Company’s entry into the Credit Agreement, on February 14, 2020, the Company entered into an amendment to the Note Purchase and Private Shelf Agreement, dated as of August 23, 2017, made by the Company, as issuer, and Prudential Capital Group, as purchasers in order to permit the Company’s use of the revolving credit facility (and any increases thereto) pursuant to the New Credit Agreement and to make conforming amendments to certain financial and other covenants.

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

CHANGES IN INTERNAL CONTROLS

There has been no change in the Company’s internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during 2019 that has materially affected, or is reasonably likely to materially affect MGP Ingredients, Inc.’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the information under Election of Directors, Corporate Governance and Committee Reports -  The Board; Standing Committees; Meetings; Independence, Corporate Governance and Committee Reports - Audit Committee, and Delinquent Section 16(a) Reports of the Proxy Statement. If no delinquencies to report the Delinquent Section 16(a) Reports of the Proxy Statement may be excluded altogether.

The Company has adopted a code of conduct (ethics) that applies to all its employees, including the principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A current copy is filed on the Company’s website at www.mgpingredients.com. The Company intends to disclose any changes in, or waivers from, this code of conduct by posting such information on the same website or by filing a Current Report on Form 8-K, in each case to the extent such disclosure is required by applicable rules.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference to the information in Executive Compensation and Other Information, Corporate Governance and Committee Reports - The Board; Standing Committees; Meetings; Independence and Corporate Governance and Committee Reports - Compensation Committee Interlocks and Insider Participation of the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the information under Principal Stockholders of the Proxy Statement.

The following is a summary of securities authorized for issuance under equity compensation plans as of December 31, 2019:

	(1) Number of shares to be issued upon exercise of outstanding options, warrants, and rights	(2) Weighted average of exercise price of outstanding options, warrants, and rights	(3) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity compensation plans approved by security holders	116,855	$65.73	1,372,127
Equity compensation plans not approved by security holders	—	—	—
Total	116,855	$65.73	1,372,127

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following financial statements are filed as part of this report:

•Management’s Report on Internal Control over Financial Reporting.
•Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements and Internal Control over Financial Reporting.
•Consolidated Statements of Income – Years Ended December 31, 2019, 2018, and 2017.
•Consolidated Statements of Comprehensive Income – Years Ended December 31, 2019, 2018, and 2017.
•Consolidated Balance Sheets - December 31, 2019 and 2018.
•Consolidated Statements of Cash Flows – Years Ended December 31, 2019, 2018, and 2017.
•Consolidated Statements of Changes in Stockholders’ Equity – Years Ended December 31, 2019, 2018, and 2017.
•Notes to Consolidated Financial Statements - Years Ended December 31, 2019, 2018, and 2017.

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

3.1.1	Amended Articles of Incorporation of MGP Ingredients, Inc. (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed January 5, 2012 (File number 000-17196))
3.1.2
Certificate of Amendment to Articles of Incorporation of MGP Ingredients, Inc., dated May 22, 2014 (Incorporated by reference to Exhibit A of the Company's Proxy Statement on Schedule 14A filed April 21, 2014 (File number 000-17196))

3.2
Amended and Restated Bylaws of MGP Ingredients, Inc. dated February 22, 2017 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed February 28, 2017 (File number 000-17196))

4.1
Secured Promissory Note, dated July 3, 2017, issued to MGPI Processing, Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on July 10, 2017 (File number 000-17196))

4.2
Credit Agreement between MGP Ingredients, Inc. and Wells Fargo Bank, National Association, dated August 23, 2017 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on August 24, 2017 (File number 000-17196))

4.3
Note Purchase and Private Shelf Agreement between MGP Ingredients, Inc., PGIM, Inc., and certain purchasers affiliated with PGIM, Inc., dated August 23, 2017 (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on August 24, 2017 (File number 000-17196))

4.4**	Description of Registrant's Securities
10.1*
First Amended and Restated MGP Ingredients, Inc. Short-Term Incentive Plan (For 2012 and Subsequent Years) (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 19, 2012 (File number 000-17196))

10.2*
First Amendment to the First Amended and Restated MGP Ingredients, Inc. Short-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 9, 2013 (File number 000-17196))

10.3*
MGP Ingredients, Inc. 2014 Non-Employee Director Equity Incentive Plan (Incorporated by reference to Exhibit C of the Company's Proxy Statement on Schedule 14A filed April 21, 2014 (File number 000-17196))

10.4*
MGP Ingredients, Inc. 2014 Equity Incentive Plan (as amended and restated) (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 20, 2016 (File number 000-17196))

10.5*	Compensation Claw Back Policy (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 12, 2011 (File number 000-17196))
10.6*
Employment Agreement between Augustus C. Griffin and MGP Ingredients, Inc. entered into and effective as of October 31, 2017 (Incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2017 (File number 000-17196))

10.7*
MGPI Processing, Inc. Executive Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (File number 000-17196))

21**	Subsidiaries of the Company
23.1**	Consent of KPMG, LLP, Independent Registered Public Accounting Firm
24	Powers of Attorney executed by all officers and directors of the Company who have signed this report on Form 10-K (Incorporated by reference to the signature pages of this report)
31.1**	CEO Certification pursuant to Rule 13a-14(a)
31.2**	CFO Certification pursuant to Rule 13a-14(a)
32.1**	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
32.2**	CFO Certification furnished pursuant to Rule 13a-14(b)
101	The following financial information from MGP Ingredients, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018, and (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows (and in the case of (ii), (iii), (iv) and (v)) for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, and (vi) the Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File - formatted in iXBRL (Inline Extensible Business Reporting Language) and contained in Exhibit 101

* Management contract or compensatory plan or arrangement
** Filed herewith

ITEM 16.  FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Atchison, State of Kansas, on this 26th day of February, 2019.

MGP INGREDIENTS, INC.

By	/s/ Augustus C. Griffin
Augustus C. Griffin, President and Chief Executive Officer (Principal Executive Officer)

By	/s/ Brandon M. Gall
Brandon M. Gall, Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

Know all people by these presents, that each person whose signature appears below constitutes and appoints Augustus C. Griffin and Brandon M. Gall, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person, hereby confirming all that said attorneys-in-fact and agents or either of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 26, 2020.

Name	Title	Date
/s/Augustus C. Griffin
Augustus C. Griffin	President and Chief Executive Officer (Principal Executive Officer) and Director	February 26, 2020
/s/ Brandon M. Gall
Brandon M. Gall	Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2020
/s/ James L. Bareuther
James L. Bareuther	Director	February 26, 2020
/s/ David J. Colo
David J. Colo	Director	February 26, 2020
/s/ Terrence P. Dunn
Terrence P. Dunn	Director	February 26, 2020
/s/ Anthony P. Foglio
Anthony P. Foglio	Director	February 26, 2020
/s/ Karen Seaberg
Karen Seaberg	Director	February 26, 2020
/s/ M. Jeannine Strandjord
M. Jeannine Strandjord	Director	February 26, 2020
/s/ Lynn Jenkins
Lynn Jenkins	Director	February 26, 2020
/s/ Kerry Walsh Skelly
Kerry Walsh Skelly	Director	February 26, 2020