Form 10-Q
period 2020-03-31
MGP INGREDIENTS INC
filed 2020-04-30
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
16,895,522 shares of Common Stock, no par value as of April 24, 2020

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter Ended March 31,
	2020	2019
Sales	$99,082	$89,096
Cost of sales	75,871	72,436
Gross profit	23,211	16,660
Selling, general and administrative expenses	9,503	8,147
Operating income	13,708	8,513
Interest expense, net and other	(642)	(252)
Income before income taxes	13,066	8,261
Income tax expense (benefit)	3,224	(1,459)
Net income	9,842	9,720

Income attributable to participating securities	66	66
Net income attributable to common shareholders and used in earnings per share calculation	$9,776	$9,654

Basic and diluted weighted average common shares	17,013,925	16,967,631

Basic and diluted earnings per common share	$0.57	$0.57

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Quarter Ended March 31,
	2020	2019
Net income	$9,842	$9,720
Other comprehensive income (loss), net of tax:
Change in Company-sponsored post-employment benefit plan	(6)	14
Comprehensive income	$9,836	$9,734

See accompanying notes to unaudited condensed consolidated financial statements

       MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	March 31, 2020	December 31, 2019
Current Assets
Cash and cash equivalents	$42,659	$3,309
Receivables (less allowance for doubtful accounts at March 31, 2020, and December 31, 2019 - $24)	52,443	40,931
Inventory	142,774	136,931
Prepaid expenses	4,387	2,048
Refundable income taxes	—	987
Total current assets	242,263	184,206

Property, plant, and equipment	317,159	313,958
Less accumulated depreciation and amortization	(188,488)	(185,539)
Property, plant, and equipment, net	128,671	128,419
Operating lease right-of-use assets, net	6,295	6,490
Other assets	5,173	3,482
Total assets	$382,402	$322,597

Current Liabilities
Current maturities of long-term debt	$404	$401
Accounts payable	28,456	29,511
Accrued expenses	10,398	9,383
Income taxes payable	2,054	—
Total current liabilities	41,312	39,295

Long-term debt, less current maturities	40,561	40,658
Credit agreement - revolver	53,590	1
Long-term operating lease liabilities	4,058	4,267
Deferred credits	1,152	1,233
Other noncurrent liabilities	4,358	4,170
Deferred income taxes	1,806	1,929
Total liabilities	146,837	91,553

Commitments and Contingencies (Note 7)
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 18,115,965 shares at March 31, 2020 and December 31, 2019; and 16,895,522 and 17,028,125 shares outstanding at March 31, 2020 and December 31, 2019, respectively	6,715	6,715
Additional paid-in capital	14,364	14,029
Retained earnings	238,567	230,784
Accumulated other comprehensive loss	(252)	(246)
Treasury stock, at cost, 1,220,443 and 1,087,840 at March 31, 2020 and December 31, 2019, respectively	(23,833)	(20,242)
Total stockholders’ equity	235,565	231,044
Total liabilities and stockholders’ equity	$382,402	$322,597
See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Quarter Ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net income	$9,842	$9,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,125	2,810
Gain on sale of assets	(9)	(138)
Share-based compensation	1,139	1,125
Deferred income taxes, including change in valuation allowance	101	145
Changes in operating assets and liabilities:
Receivables, net	(11,453)	(5,088)
Inventory	(5,649)	(2,561)
Prepaid expenses	(2,339)	(943)
Income taxes payable (refundable)	3,100	(1,649)
Accounts payable	1,635	(3,976)
Accrued expenses	1,003	(3,140)
Deferred credits	(81)	(83)
Other, net	128	(11)
Net cash provided by (used in) operating activities	542	(3,789)

Cash Flows from Investing Activities
Additions to property, plant, and equipment	(5,645)	(3,741)
Deferred compensation plan investments	—	(1,166)
Acquisition of business	(2,750)	—
Proceeds from sale of property	366	—
Other, net	(160)	—
Net cash used in investing activities	(8,189)	(4,907)

Cash Flows from Financing Activities
Payment of dividends and dividend equivalents	(2,060)	(1,714)
Purchase of treasury stock	(4,395)	(5,467)
Loan fees paid related to borrowings	(1,148)	—
Principal payments on long-term debt	(100)	(95)
Proceeds from credit agreement - revolver	54,700	11,025
Other, net	—	(78)
Net cash provided by financing activities	46,997	3,671

Increase (decrease) in cash and cash equivalents	39,350	(5,025)
Cash and cash equivalents, beginning of period	3,309	5,025
Cash and cash equivalents, end of period	$42,659	$—

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited) (Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2019	$4	$6,715	$14,029	$230,784	$(246)	$(20,242)	$231,044
Comprehensive income:
Net income	—	—	—	9,842	—	—	9,842
Other comprehensive loss	—	—	—	—	(6)	—	(6)
Dividends and dividend equivalents of $0.12 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(2,059)	—	—	(2,059)
Share-based compensation	—	—	902	—	—	—	902
Stock shares awarded, forfeited or vested	—	—	(567)	—	—	804	237
Stock shares repurchased	—	—	—	—	—	(4,395)	(4,395)
Balance, March 31, 2020	$4	$6,715	$14,364	$238,567	$(252)	$(23,833)	$235,565

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2018	$4	$6,715	$15,375	$198,914	$(164)	$(19,403)	$201,441
Comprehensive income:
Net income	—	—	—	9,720	—	—	9,720
Other comprehensive income	—	—	—	—	14	—	14
Dividends and dividend equivalents of $0.10 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(1,714)	—	—	(1,714)
Share-based compensation	—	—	1,031	—	—	—	1,031
Stock shares awarded, forfeited or vested	—	—	(3,770)	—	—	3,864	94
Stock shares repurchased	—	—	—	—	—	(5,467)	(5,467)
Adjustment related to Accounting Standards Update 2018-02 adoption	—	—	—	(69)	69	—	—
Balance, March 31, 2019	$4	$6,715	$12,636	$206,851	$(81)	$(21,006)	$205,119

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

Basis of Presentation and Principles of Consolidation. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements as of and for the quarter ended March 31, 2020, should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”).  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain amounts in 2019 consolidated financial statements have been reclassified to conform to the 2020 presentation.

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

Use of Estimates.  The financial reporting policies of the Company conform to GAAP.  The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  The application of certain of these policies places demands on management’s judgment, with financial reporting results relying on estimation about the effects of matters that are inherently uncertain, inclusive of the effects related to COVID-19.  For all of these policies, management cautions that future events rarely develop as forecast, and estimates routinely require adjustment and may require material adjustment.

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

Inventories are stated at lower of cost or net realizable value on the first-in, first-out, or FIFO, method.  Inventory valuations are impacted by constantly changing prices paid for key materials, primarily corn. Inventory consists of the following:

	March 31, 2020	December 31, 2019
Finished goods	$13,565	$16,654
Barreled distillate (bourbons and whiskeys)	111,444	104,249
Raw materials	5,627	4,920
Work in process	1,818	1,766
Maintenance materials	8,439	8,200
Other	1,881	1,142
Total	$142,774	$136,931

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

The Company’s Distillery Products segment routinely enters into bill and hold arrangements, whereby the Company produces and sells unaged distillate to customers, and the product is subsequently barreled at the customer’s request and warehoused at a Company location for an extended period of time in accordance with directions received from the Company’s customers. Even though the unaged distillate remains in the Company’s possession, a sale is recognized at the point in time when the customer obtains control of the product. Control is transferred to the customer in bill and hold transactions when: customer acceptance specifications have been met, legal title has transferred, the customer has a present obligation to pay for the product, and the risk and rewards of ownership have transferred to the customer. Additionally, all the following bill and hold criteria have to be met in order for control to be transferred to the customer: the customer has requested the product be warehoused, the product has been identified as separately belonging to the customer, the product is currently ready for physical transfer to the customer, and the Company does not have the ability to use the product or direct it to another customer.

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

Earnings Per Share (“EPS”).  Basic and diluted EPS are computed using the two-class method, which is an earnings allocation formula that determines net income per share for each class of Common Stock and participating security according to dividends declared and participation rights in undistributed earnings.  Per share amounts are computed by dividing net income attributable to common shareholders by the weighted average shares outstanding during each year during the period.

Goodwill and Other Intangible Assets. The Company records goodwill and other indefinite-lived intangible assets in connection with various acquisitions of businesses and allocates the goodwill and other indefinite-lived intangible assets to its respective reporting units. The Company tests goodwill for impairment at least annually, in the fourth quarter, or on an interim basis if events and circumstances occur that would indicate it is more likely than not that the fair value of a reporting unit is less than the carrying value. To the extent that the carrying amount exceeds fair value, an impairment of goodwill is recognized and allocated to the reporting units. Judgment is required in the determination of reporting units, the assignment of assets and liabilities to reporting units, including goodwill, and the determination of fair value of the reporting units. The fair value of the reporting units was estimated using third party independent appraisals. The Company separately evaluates indefinite-lived intangible assets for impairment. As of March 31, 2020, the Company determined that goodwill was not impaired.

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

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $102,591 and $42,534 at March 31, 2020 and December 31, 2019, respectively. The financial statement carrying value of total debt was $94,555 (including unamortized loan fees) and $41,060 (including unamortized loan fees) at March 31, 2020 and December 31, 2019, respectively.  These fair values are considered Level 2 under the fair value hierarchy. Fair value disclosure for deferred compensation plan investments is included in Note 8.

Recently Adopted Accounting Standard Updates. The Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) and subsequent updates. The accounting standard changes the methodology for measuring credit losses on financial instruments and the timing when such losses are recorded. The Company adopted this standard on January 1, 2020 using the modified retrospective approach, and it had no impact on its consolidated financial statements and disclosures.

ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill by eliminating the step 2 from the goodwill impairment test. An impairment in goodwill is recognized if the carrying amount of the reporting unit exceeds its fair value. The Company adopted this standard on January 1, 2020 on a prospective basis. The adoption of this standard had no impact on the Company's consolidated financial statements and disclosures.

ASU 2018-13, Fair Value Measurement (Topic 820), which modifies the disclosure requirements on fair value measurements. The Company adopted this guidance on January 1, 2020 and it had no impact on its consolidated financial statements and disclosures.

ASU 2019-12, Simplifying the Accounting for Income Taxes, which clarifies and simplifies certain aspects of accounting for income taxes. This standard requires certain aspects to be adopted on either a retrospective or modified retrospective basis, while others apply prospectively. This guidance is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted. The Company elected to early adopt this standard on January 1, 2020 and it had no impact on its consolidated financial statements and disclosures.

Note 2.  Revenue

The following table presents the Company’s sales by segment and major products and services:

	Quarter Ended March 31,
	2020	2019
Distillery Products
Brown goods	$29,070	$24,827
White goods	16,902	17,182
Premium beverage alcohol	45,972	42,009
Industrial alcohol	21,618	20,443
Food grade alcohol	67,590	62,452
Fuel grade alcohol	1,522	1,501
Distillers feed and related co-products	6,989	7,095
Warehouse services	3,901	3,529
Total Distillery Products	80,002	74,577

Ingredient Solutions
Specialty wheat starches	10,212	6,881
Specialty wheat proteins	6,365	4,442
Commodity wheat starches	1,877	2,262
Commodity wheat proteins	626	934
Total Ingredient Solutions	19,080	14,519

Total sales	$99,082	$89,096

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

Note 3. Goodwill and Other Intangible Assets

The Company records goodwill and indefinite-lived intangible assets in connection with various acquisitions of businesses and allocates the goodwill and indefinite-lived intangible assets to its respective reporting units. Goodwill and indefinite-lived intangible assets are included in Other assets on the Condensed Consolidated Balance Sheets. Changes in carrying amount of goodwill and indefinite-lived intangible assets by business segment were as follows:

	Distillery Products (a)	Ingredient Solutions	Total (a)
Balance at December 31, 2019	$1,850	$—	$1,850
Acquisitions	1,739	—	1,739
Balance at March 31, 2020	$3,589	$—	$3,589

(a) Includes $890 and $350 of trade names at March 31, 2020 and December 31 2019, respectively. Trade names are considered indefinite-lived intangible assets.

Note 4.  Corporate Borrowings

The following table presents the Company’s outstanding indebtedness:

Description(a)	March 31, 2020	December 31, 2019
Credit Agreement - Revolver, 1.74% (variable rate) due 2025	$55,000	$—
Previous Credit Agreement - Revolver, 3.19% (variable rate) due 2022	—	300
Secured Promissory Note, 3.71% (fixed rate) due 2022	1,109	1,208
Prudential Note Purchase Agreement, 3.53% (fixed rate) due 2027	20,000	20,000
Prudential Note Purchase Agreement, 3.80% (fixed rate) due 2029	20,000	20,000
Total indebtedness outstanding	96,109	41,508
Less unamortized loan fees(b)	(1,554)	(448)
Total indebtedness outstanding, net	94,555	41,060
Less current maturities of long-term debt	(404)	(401)
Long-term debt	$94,151	$40,659

(a) Interest rates are as of March 31, 2020, except for the Previous Credit Agreement which is as of December 31, 2019.
(b) Loan fees are being amortized over the life of the Credit Agreement and Note Purchase Agreement.

Credit Agreements. On February 14, 2020, the Company entered into a new credit agreement (the "Credit Agreement") with multiple participants lead by Wells Fargo Bank, National Association ("Wells Fargo Bank") that matures on February 14, 2025. The Credit Agreement replaces the Company's existing $150,000 Credit Agreement ("Previous Credit Agreement) with Wells Fargo Bank. The Credit Agreement provides for a $300,000 revolving credit facility. The Company may increase the facility from time to time by an aggregate principal amount of up to $100,000 provided certain conditions are satisfied and at the discretion of the lenders. The Company incurred $1,148 of new loan fees related to the Credit Agreement. The Credit Agreement includes certain requirements and covenants, which the Company was in compliance with at March 31, 2020. As of March 31, 2020, the Company’s total outstanding borrowings under the Credit Agreement were $55,000 leaving $245,000 available.

Note Purchase Agreements. The Company’s Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. provides for the issuance of up to $75,000 of Senior Secured Notes until August 2020. During 2017, the Company issued $20,000 of Senior Secured Notes with a maturity date of August 23, 2027. During 2019, the Company issued $20,000 of additional Senior Secured Notes with a maturity date of April 30, 2029. The Note Purchase Agreement includes certain requirements and covenants, which the Company was in compliance with at March 31, 2020.

Note 5. Income Taxes
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

Income tax expense for the quarter ended March 31, 2020, was $3,224, for an effective tax rate of 24.7 percent. The effective tax rate differed from the 21 percent federal statutory rate on pretax income, primarily due to state taxes, estimated increase in the Company's valuation allowance related to state income tax attributes, and the discrete tax impact of vested share-based awards, partially offset by federal and state credits, and the deduction applicable to income derived from export activity.

On March 11, 2020, the World Health Organization classified the novel strain of coronavirus ("COVID-19") a global pandemic. In response to COVID-19, President Donald Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020. The CARES Act along with other guidance issued by the IRS provides for numerous tax provisions and other stimulus measures, including temporary suspension of certain payment requirements for the employer portion of Social Security taxes, deferral of income tax payments until July 15, 2020 and technical corrections from prior tax legislation. The Company anticipates it may potentially benefit from provisions within the CARES Act and other technical guidance. MGP is reviewing the provisions and where certain tax provisions of the CARES Act and other related guidance are determined to be applicable to the Company, the tax impact and other related benefits will be recorded in the Company’s financial statements in the period in which the legislation was enacted or the benefit incurred.

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

Note 6.  Equity and EPS

The computations of basic and diluted EPS:

	Quarter Ended March 31,
	2020	2019
Operations:
Net income(a)	$9,842	$9,720
Less: Income attributable to participating securities(b)	66	66
Net income attributable to common shareholders	$9,776	$9,654

Share information:
Basic and diluted weighted average common shares(c)	17,013,925	16,967,631

Basic and diluted EPS	$0.57	$0.57

(a)Net income attributable to all shareholders.
(b)Participating securities included 116,127 and 112,865 unvested restricted stock units (“RSUs”), at March 31, 2020 and 2019, respectively.
(c)Under the two-class method, basic and diluted weighted average common shares at March 31, 2020 and 2019, exclude unvested participating securities.

Share Repurchase. On February 25, 2019, our Board of Directors approved a $25,000 share repurchase authorization commencing February 27, 2019, through February 27, 2022. Under the share repurchase program, we can repurchase stock from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws. This share repurchase program may be modified, suspended, or terminated by us at any time without prior notice. During the quarter ended March 31, 2020, the Company repurchased approximately 159,104 shares of MGP Common Stock for $4,053, resulting in $20,947 remaining under the share repurchase plan. The shares were repurchased in multiple separate tranches with the final purchase concluding on March 16, 2020.

Note 7.  Commitments and Contingencies

There are various legal and regulatory proceedings involving the Company and its subsidiaries.  The Company accrues estimated costs for a contingency when management believes that a loss is probable and can be reasonably estimated.

In 2020, two putative class action lawsuits were filed in the United States District Court for District of Kansas, naming the Company and certain of its current and former executive officers as defendants, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs seek to purse claims on behalf of a class consisting of purchasers or acquirers of the Company's Common Stock during certain specified periods (the “Class Periods”). The plaintiffs allege that, the defendant made false and/or misleading statements regarding the Company’s forecasts of sales of aged whiskey, and that, as a result the Company's Common Stock traded at artificially inflated prices throughout the Class Periods. The plaintiffs seek compensatory damages and fees and costs, among other relief, but have not specified the amount of damages being sought in the action. The Company intends to vigorously defend itself in these actions.

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

On May 29, 2019, federal charges for alleged violations of the Clean Air Act related to the Atchison Chemical Release were filed against the Company, along with another unaffiliated company. As of October 28, 2019, the Company has reached a plea agreement with the Department of Justice pertaining to a negligent Clean Air Act violation pursuant to which the Company agreed, among other things, to a fine in the amount of $1,000, which is included as a component of Accounts payable in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2020 and December 31, 2019.

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

As of March 31, 2020, 421,220 RSUs had been granted of the 1,500,000 shares approved under the 2014 Plan, and 89,840 shares had been granted of the 300,000 shares approved under the Directors’ Plan. As of March 31, 2020, there were 124,767 unvested RSUs under the Company’s long-term incentive plans and 116,127 were participating securities (Note 6).

Deferred Compensation Plan. The Company established an unfunded Executive Deferred Compensation Plan (“EDC Plan”) effective as of June 30, 2018, with a purpose to attract and retain highly-compensated key employees by providing participants with an opportunity to defer receipt of a portion of their salary, bonus, and other specified compensation. The Company’s obligations under this plan will change in conjunction with the performance of the participants’ investments, along with contributions to and withdrawals from the plan. Realized and unrealized gains (losses) on deferred compensation plan investments were included as a component of Interest expense, net and other in the Company’s Condensed Consolidated Statements of Income for the quarter ended March 31, 2020. For the quarter ended March 31, 2020, the Company had a loss on deferred compensation plan investments of $164 and for the quarter ended March 31, 2019, the Company had a gain on deferred compensation plan investments of $27.

Plan investments are classified as Level 1 in the fair value hierarchy since the investments trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis. Participants were able to direct the deferral of a portion of their base salary and a portion of their estimated accrued Short-term incentive plan (“STI Plan”) amounts that were paid during first quarter of the following year. Base salary amounts elected for deferral are deposited into the EDC Plan by the Company on a weekly basis and allocated by participants among Company-determined investment options. STI plan deferral were deposited, at the time of payment, into the EDC Plan by the Company and allocated by participants among Company-determined investment options

At March 31, 2020 and December 31, 2019, the EDC Plan investments were $1,179 and $1,185, respectively, which were recorded in Other assets on the Company’s Condensed Consolidated Balance Sheets. The EDC Plan non-current liabilities were $1,411 and $1,337 at March 31, 2020 and December 31, 2019, respectively, were included in Other noncurrent liabilities on the Company’s Condensed Consolidated Balance Sheets.

Note 9.  Operating Segments

At March 31, 2020 and 2019, the Company had two segments: Distillery Products and Ingredient Solutions. The Distillery Products segment consists of food grade alcohol and distillery co-products, such as distillers feed (commonly called dried distillers grain in the industry) and fuel grade alcohol. The Distillery Products segment also includes warehouse services, including barrel put away, storage, retrieval, and blending services. Ingredient Solutions segment consists of specialty starches and proteins and commodity starches and proteins.

Operating profit for each segment is based on sales less identifiable operating expenses.  Non-direct selling, general and administrative expenses, interest expense, other special charges, and other general miscellaneous expenses are excluded from segment operations and are classified as Corporate.  Receivables, inventories, and equipment have been identified with the segments to which they relate.  All other assets are considered as Corporate.

	Quarter Ended March 31,
	2020	2019
Sales to Customers
Distillery Products	$80,002	$74,577
Ingredient Solutions	19,080	14,519
Total	$99,082	$89,096

Gross Profit
Distillery Products	$18,249	$15,239
Ingredient Solutions	4,962	1,421
Total	$23,211	$16,660

Depreciation and Amortization
Distillery Products	$2,401	$2,169
Ingredient Solutions	453	372
Corporate	271	269
Total	$3,125	$2,810

Income (loss) before Income Taxes
Distillery Products	$16,233	$13,435
Ingredient Solutions	4,214	775
Corporate	(7,381)	(5,949)
Total	$13,066	$8,261

The following table allocates assets to each segment as of:

	March 31, 2020	December 31, 2019
Identifiable Assets
Distillery Products	$285,244	$271,766
Ingredient Solutions	36,202	30,802
Corporate	60,956	20,029
Total	$382,402	$322,597

Note 10.  Subsequent Events

Dividend. On April 28, 2020, the Company’s Board of Directors declared a quarterly dividend payable to stockholders of record as of May 22, 2020, of the Company’s Common Stock, and a dividend equivalent payable to holders of certain RSUs as of May 22, 2020, of $0.12 per share and per unit, payable on June 5, 2020.

Effects of COVID-19. As of the date of this report, the Company's operations have not been significantly affected by COVID-19; however we are monitoring the situation closely. Due to the unprecedented circumstances resulting from this pandemic, we are unable to reasonably estimate the impact this pandemic will have on our business in future periods and will continue to monitor the rapidly changing situation and its potential impact on our consolidated results.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands, unless otherwise noted)

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This Report on Form 10-Q contains forward looking statements as well as historical information.  All statements, other than statements of historical facts, regarding the prospects of our industry and our prospects, plans, financial position, and strategic plan may constitute forward looking statements.  In addition, forward looking statements are usually identified by or are associated with such words as “intend,” “plan,” “believe,” “estimate,” “expect,” “anticipate,” “hopeful,” “should,” “may,” “will,” “could,” “encouraged,” “opportunities,” “potential,” and/or the negatives or variations of these terms or similar terminology.  Forward looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from those expressed or implied in the forward looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward looking statements is included in the section titled “Risk Factors” (Item 1A) of our Annual Report on Form 10-K for the year ended December 31, 2019. Forward looking statements are made as of the date of this report, and we undertake no obligation to update or revise publicly any forward looking statements, whether because of new information, future events or otherwise.

On March 11, 2020, the World Health Organization classified the novel strain of coronavirus ("COVID-19") a global pandemic. The Company's business is part of the United States' critical infrastructure and thus is deemed to be an "essential business." As such, MGP is taking necessary and appropriate actions to protect its workforce as it continues its critical operations. MGP has created a COVID-19 cross functional team to implement a business continuity plan and address key aspects of COVID-19 as it affects its business, including enhanced workplace safety, supply chain monitoring, and other potential operational challenges the Company could face. We have continued to operate without any significant negative impacts; however this could be effected by voluntary or mandatory temporary closures of our facilities, interruptions into to our supply chain or additional efforts to protect the health and safety of our employees.

As of the date of this report, the Company's operations, supply chain and customer demand have not been significantly affected by COVID-19; however, we are monitoring the situation closely. The Company cannot reasonably estimate the length of time or severity of the pandemic and cannot estimate the impact this pandemic will have on our consolidated financial results for 2020. See Risk Factors for future discussion of the potential adverse impacts of the COVID-19 pandemic on our business.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this Form 10-Q, as well as our audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations - General, set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.

RESULTS OF OPERATIONS

Consolidated results

The table below details the consolidated results for the quarters ended March 31, 2020 and 2019:

	Quarter Ended March 31,
	2020	2019	2020 v. 2019
Sales	$99,082	$89,096	11.2%
Cost of sales	75,871	72,436	4.7
Gross profit	23,211	16,660	39.3
Gross margin %	23.4%	18.7%	4.7	pp(a)
Selling, general, and administrative (“SG&A”) expenses	9,503	8,147	16.6
Operating income	13,708	8,513	61.0
Operating margin %	13.8%	9.6%	4.2	pp
Interest expense, net and other	(642)	(252)	154.8
Income before income taxes	13,066	8,261	58.2
Income tax expense (benefit)	3,224	(1,459)	(321.0)
Effective tax expense rate %	24.7%	(17.7)%	42.4	pp
Net income	$9,842	$9,720	1.3%
Net income margin %	9.9%	10.9%	(1.0)	pp
(a) Percentage points (“pp”).

Sales - Sales for quarter ended March 31, 2020 were $99,082, an increase of 11.2% compared to the year-ago quarter, which was the result of increased sales in both the Distillery Products and Ingredient Solutions segments. Within the Distillery Products segment, sales were up 7.3 percent, primarily due to an increase in the sales of brown goods within premium beverage alcohol, industrial alcohol and warehouse services. Within the Ingredient Solutions segment, sales were up 31.4 percent, primarily due to increased sales of specialty wheat starches and proteins (see Segment Results).

Gross profit - Gross profit for quarter ended March 31, 2020 was $23,211, an increase of 39.3 percent compared to the year-ago quarter. The increase was driven by an increase in gross profit in both Ingredient Solutions and Distillery Products segments. In the Ingredient Solutions segment, gross profit increased by $3,541, or 249.2 percent. In the Distillery Products segment, gross profit increased by $3,010, or 19.8 percent (see Segment Results).

SG&A expenses - SG&A expenses for quarter ended March 31, 2020 were $9,503, an increase of 16.6 percent compared to the year-ago quarter. The increase in SG&A was primarily due to higher incentive compensation, inclusive of certain incremental costs incurred relating to the transition at the CEO position.

Operating income - Operating income for quarter ended March 31, 2020 increased to $13,708 from $8,513 for quarter ended March 31, 2019, primarily due to an increase in gross profit in both the Ingredient Solutions and Distillery Products segments, partially offset by the increase in the previously described SG&A expenses.

Operating income, quarter versus quarter	Operating Income	Change
Operating income for quarter ended March 31, 2019	$8,513
Increase in gross profit - Ingredient Solutions segment(a)	3,541	41.6	pp(b)
Increase in gross profit - Distillery Products segment(a)	3,010	35.3	pp
Increase in SG&A expenses	(1,356)	(15.9)	pp
Operating income for quarter ended March 31, 2020	$13,708	61.0%

(a) See segment discussion.
(b) Percentage points (“pp”).

Income tax expense - Income tax expense for quarter ended March 31, 2020 was $3,224, for an effective tax rate of 24.7 percent. Income tax benefit for the quarter ended March 31, 2019, was $1,459, for an effective tax rate of (17.7) percent. The increase, quarter versus quarter, was primarily due to the tax impact of vested share-based awards and increase in Income before income taxes.

Earnings per share (“EPS”) - EPS was $0.57 for both quarters ended March 31, 2020 and 2019. The change in EPS, quarter versus quarter, was primarily due to an increase in operations, offset by a change in income tax expense as previously described.

Change in basic and diluted EPS, quarter versus quarter	Basic and Diluted EPS	Change
Basic and diluted EPS for quarter ended March 31, 2019	$0.57
Increase in operations(a)	0.36	63.2	pp(b)
Change in interest expense, net(a)	(0.03)	(5.3)	pp
Tax: Change in share-based compensation	(0.21)	(36.8)	pp
Tax: Change in income tax	(0.12)	(21.1)	pp
Basic and diluted EPS for quarter ended March 31, 2020	$0.57	—%

(a) Item is net of tax based on the effective tax rate for the base year (2019).
(b) Percentage points (“pp”).

SEGMENT RESULTS

Distillery Products

The following tables show selected financial information for the Distillery Products segment for the quarters ended March 31, 2020 and 2019.

	DISTILLERY PRODUCTS SALES
	Quarter Ended March 31,		Quarter versus Quarter Sales Change Increase/(Decrease)
	2020	2019	$ Change	% Change
Brown goods	$29,070	$24,827	$4,243	17.1%
White goods	16,902	17,182	(280)	(1.6)
Premium beverage alcohol	45,972	42,009	3,963	9.4
Industrial alcohol	21,618	20,443	1,175	5.7
Food grade alcohol	67,590	62,452	5,138	8.2
Fuel grade alcohol	1,522	1,501	21	1.4
Distillers feed and related co-products	6,989	7,095	(106)	(1.5)
Warehouse services	3,901	3,529	372	10.5
Total Distillery Products	$80,002	$74,577	$5,425	7.3%

	Change in Quarter versus Quarter Sales Attributed to:
	Total (a)	Volume(b)	Net Price/Mix(c)
Premium beverage alcohol	9.4%	12.3%	(2.9)%

	Other Financial Information
	Quarter Ended March 31,		Quarter versus Quarter Increase / (Decrease)
	2020	2019	$ Change	% Change
Gross profit	$18,249	$15,239	$3,010	19.8%
Gross margin %	22.8%	20.4%		2.4	pp(d)
(a) Total sales changes is calculated by taking the difference between current period sales dollars and prior period sales dollars, divided by prior period sales dollars.
(b) Volume change is calculated by taking the difference between current period sales volume and prior period sales volume, multiplied by prior period sales per unit
(c) Price/Mix change is calculated by taking the difference between current period sales-per-unit and prior period sales-per unit, multiplied by current period sales volume.
(d) Percentage points (“pp”).

Total sales of Distillery Products for the quarter ended March 31, 2020, increased by $5,425, or 7.3 percent, compared to the prior year quarter. Sales of brown goods within premium beverage alcohol, industrial alcohol, warehouse services, and fuel grade alcohol increased, while sales of white goods within premium beverage alcohol and distillers feed and related co-products decreased compared to the prior year quarter. The increase in sales of brown goods, industrial alcohol and fuel grade alcohol was driven by higher sales volume, partially offset by lower average selling price. The decrease in sales of white goods and distillers feed and related co-products was driven by a decrease in sales volume, partially offset by favorable average selling prices.

Gross profit increased quarter versus quarter by $3,010, or 19.8 percent. Gross margin for the quarter ended March 31, 2020, increased to 22.8 percent from 20.4 percent for the prior year quarter. The increase in gross profit was primarily due to higher sales volumes on brown goods partially offset by lower average selling price. Gross profit was also higher due to decreased input costs of white goods, partially offset by lower gross profits on distillers feed and related co-products and fuel grade alcohol.

Ingredient Solutions

The following tables show selected financial information for the Ingredient Solutions segment for the quarter ended March 31, 2020 and 2019.

	INGREDIENT SOLUTIONS SALES
	Quarter Ended March 31,		Quarter versus Quarter Sales Change Increase / (Decrease)
	2020	2019	$ Change	% Change
Specialty wheat starches	$10,212	$6,881	$3,331	48.4%
Specialty wheat proteins	6,365	4,442	1,923	43.3
Commodity wheat starches	1,877	2,262	(385)	(17.0)
Commodity wheat proteins	626	934	(308)	(33.0)
Total Ingredient Solutions	$19,080	$14,519	$4,561	31.4%

	Change in Quarter versus Quarter Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Total Ingredient Solutions	31.4%	26.5%	4.9%

	Other Financial Information
	Quarter Ended March 31,		Quarter versus Quarter Increase / (Decrease)
	2020	2019	$ Change	% Change
Gross profit	$4,962	$1,421	$3,541	249.2%
Gross margin %	26.0%	9.8%		16.2	pp(d)

(a) Total sales changes is calculated by taking the difference between current period sales dollars and prior period sales dollars, divided by prior period sales dollars.
(b) Volume change is calculated by taking the difference between current period sales volume and prior period sales volume, multiplied by prior period sales per unit
(c) Price/Mix change is calculated by taking the difference between current period sales-per-unit and prior period sales-per unit, multiplied by current period sales volume.
(d) Percentage points (“pp”).

Total Ingredient Solutions sales for quarter ended March 31, 2020, increased by $4,561, or 31.4 percent, compared to the prior year quarter. Quarter versus quarter, this increase was driven by higher sales of specialty wheat starches and proteins, slightly offset by a decrease in sales of commodity wheat starches and proteins. The increase in sales of specialty wheat starches and proteins was driven by increased sales volume and favorable average selling prices. These increases were slightly offset by decreased sales volume of commodity wheat starches, partially offset by favorable average selling price. Commodity wheat proteins decreased due to a decreased sales volume.
Gross profit increased quarter versus quarter by $3,541, or 249.2 percent. Gross margin for the quarter ended March 31, 2020, increased to 26.0 percent from 9.8 percent for the prior year quarter. The increase in gross profit was primarily driven by the increased sales volume and favorable average selling prices of specialty wheat starches and proteins and decreased sales volume of commodity wheat starches and proteins (mix). Production costs were also down quarter versus quarter, due to decreased input costs and the absence of flood related costs.

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

Cash Flow Summary

	Quarter Ended March 31,		Changes, quarter versus quarter Increase / (Decrease)
	2020	2019
Cash provided by (used in) operating activities	$542	$(3,789)	$4,331

Cash used in investing activities	(8,189)	(4,907)	(3,282)

Cash provided by financing activities	46,997	3,671	43,326

Increase (decrease) in cash and cash equivalents	$39,350	$(5,025)	$44,375

Cash increased $39,350 in quarter ended March 31, 2020, compared to a decrease of $5,025 in quarter ended March 31, 2019, for a net increase in cash of $44,375, period versus period.

Operating Activities. Cash provided by operating activities for quarter ended March 31, 2020 was $542. The cash provided by operating activities during the quarter ended March 31, 2020 resulted primarily from net income of $9,842, adjustments for non-cash or non-operating charges of $4,356 including depreciation and amortization, and share-based compensation, partially offset by uses of cash due to changes in operating assets and liabilities of $13,656. The primary drivers of the changes in operating assets and liabilities were $11,453 use of cash related to an increase in accounts receivables, net due to the timing of customer payments as well as increased sales during the quarter, $5,649 use of cash related to an increase in inventories, primarily barreled distillate, and $2,339 use of cash related to an increase in prepaid expenses. These uses of cash were partially offset by $3,100 cash provided by income taxes payable (refundable) and $1,635 cash provided by accounts payable related to the timing of cash disbursements.

Cash used in operating activities for quarter ended March 31, 2019 was $3,789. The cash used in operating activities during the quarter ended March 31, 2019 resulted primarily from uses of cash due to changes in operating assets and liabilities of $17,451, partially offset by net income of $9,720 and adjustments for non-cash or non-operating charges of $3,942, including depreciation and amortization and share-based compensation. The primary drivers of the changes in operating assets and liabilities were $5,088 use of cash related to an increase in accounts receivables, net due to timing of customer payments, $3,976 use of cash related to a decline in accounts payable related to the timing of cash disbursements, $3,140 use of cash related to a decline in accrued expenses and $2,561 use of cash related to an increase in inventories, primarily barreled distillate.

Investing Activities. Cash used in investing activities for quarter ended March 31, 2020 was $8,189, which resulted from an increase in additions to property, plant and equipment of $5,645 (see Capital Spending) and increase related to the acquisition of a business of $2,750, partially offset by proceeds from sale of property of $366. Cash used in investing activities for the quarter ended March 31, 2019 was $4,907, which primarily resulted from an increase in additions to property, plant and equipment of $3,741 (see Capital Spending).

Capital Spending. We manage capital spending to support our business growth plans. Investments in property, plant and equipment were $5,645 and $3,741 for quarter ended March 31, 2020 and 2019, respectively. Adjusted for the change in capital expenditures in accounts payable for quarter ended March 31, 2020 and 2019, of $(2,690) and $(1,989), respectively, total capital expenditures were $2,955 and $1,752, respectively. We expect approximately $19,600 in capital expenditures in 2020 for facility improvement and expansion (including warehouse expansion), facility sustenance projects, and environmental health and safety projects.

As part of our strategic plan to support the growth of the American Whiskey category, we previously announced a warehouse expansion project. As of March 31, 2020, we had incurred approximately $49,700 of the total investment and expect our total warehouse expansion project investment to be approximately $49,800. The estimated project completion date is by the end of calendar year 2020.

Financing Activities. Cash provided by financing activities for quarter ended March 31, 2020 was $46,997, primarily due to net proceeds from debt of $54,600 (see Long-Term and Short-Term Debt), partially offset by purchases of treasury stock of $4,395 (see Treasury Purchases and Stock Repurchases) and dividends and dividend equivalents of $2,060 (see Dividends and Dividend Equivalents).

Cash provided by financing activities for quarter to date ended March 31, 2019 was $3,671, primarily due to net proceeds from debt of $10,930 (See Long-Term and Short-Term Debt), offset by purchases of treasury stock for tax withholding on share-based compensation of $5,467 (see Treasury Purchases) and payments of dividends and dividend equivalents of $1,714 (see Dividends and Dividend Equivalents).

Treasury Purchases. 30,388 RSUs vested and converted to common shares for employees during year to date ended March 31, 2020, of which we withheld and purchased for treasury 10,044 shares valued at $342 to cover payment of associated withholding taxes.

233,841 RSUs vested and converted to common shares for employees during year to date ended March 31, 2019, of which we withheld and purchased for treasury 76,996 shares valued at $5,467 to cover payment of associated withholding taxes.

Share Repurchases. On February 25, 2019, our Board of Directors approved a $25,000 share repurchase authorization commencing February 27, 2019, through February 27, 2022. Under the share repurchase program, we can repurchase stock from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws. This share repurchase program may be modified, suspended, or terminated by us at any time without prior notice. During the quarter ended March 31, 2020, 159,104 shares were repurchased under the program for $4,053.

Dividends and Dividend Equivalents

Dividend and Dividend Equivalent Information (per Share and Unit)
Declaration date	Record date	Payment date	Declared	Paid	Dividend payment	Dividend equivalent payment(a)(b)	Total payment(b)
2020
February 24, 2020	March 13, 2020	March 27, 2020	$0.12	$0.12	$2,047	$13	$2,060

2019
February 25, 2019	March 13, 2019	March 29, 2019	$0.10	$0.10	$1,701	$13	$1,714
(a) Dividend equivalent payments on unvested participating securities.
(b) Includes estimated forfeitures.

On April 28, 2020, our Board of Directors declared a quarterly dividend payable to stockholders of record as of May 22, 2020, of the Company’s Common Stock, and a dividend equivalent payable to holders of certain RSUs as of May 22, 2020, of $0.12 per share and per unit, payable on June 5, 2020.

Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including brand development and share repurchase activities) and the overall cost of capital. Total debt was $94,555 (net of unamortized loan fees of $1,554) at March 31, 2020, and $41,060 (net of unamortized loan fees of $448) at December 31, 2019.

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

Our principal sources of cash are product sales and borrowing on our Credit Agreement and Note Purchase Agreement. Under our Credit Agreement and Note Purchase Agreement, we must meet certain financial covenants and restrictions, and at March 31, 2020, we met those covenants and restrictions.

At March 31, 2020, our current assets exceeded our current liabilities by $200,951, largely due to our inventories, at cost, of $142,774. At March 31, 2020, our cash balance was $42,659 and we have used our Credit Agreement and Note Purchase Agreement for liquidity purposes, with $245,000 remaining for additional borrowings. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We regularly assess our cash needs and the available sources to fund these needs. While we currently believe we are well positioned with our credit agreement, we will continue to monitor the impact of the COVID-19 pandemic on our operations and liquidity needs. We utilize short-term and long-term debt to fund discretionary items, such as capital investments and dividend payments. In addition, we have strong operating results such that financial institutions should provide sufficient credit funding to meet short-term financing requirements, if needed.

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

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on weighted average outstanding variable-rate borrowings at March 31, 2020, a 100 basis point increase over the non-default rates actually in effect at such date would increase our interest expense on an annualized basis by $142. Based on weighted average outstanding fixed-rate borrowings at March 31, 2020, a 100 basis point increase in market rates would result in a decrease in the fair value of our outstanding fixed-rate debt of $1,861, and a 100 basis point decrease in market rates would result in an increase in the fair value of our outstanding fixed-rate debt of $1,976.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the quarter ended March 31, 2020, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and

Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There were no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Reference is made to Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2019, and Note 7 to this Report on Form 10-Q for information on certain proceedings to which we are subject.
We are a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us. On May 29, 2019 the Company was indicted in the U.S. District Court for the District of Kansas for alleged violations of the Clean Air Act related to a chemical release at the Company’s Atchison, Kansas facility on October 21, 2016. If convicted, the statutory maximum penalty could result in a fine of up to $1,500. As of October 28, 2019, the Company has reached a plea agreement with the Department of Justice pursuant to which the Company agreed, among other things, to plead guilty to a misdemeanor negligent violation of the Clean Air Act and pay a fine of $1,000, as discussed in Note 7.

ITEM 1A.    RISK FACTORS

Risk factors are described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019. The following update, listed below, should be read in conjunction with the risk factors disclosed in our Form 10-K for the year ended December 31, 2019.
The outbreak of the coronavirus ("COVID-19") has negatively impacted and could continue to negatively impact the global economy. In addition, the COVID-19 pandemic could disrupt or otherwise negatively impact global credit markets and our operations, including the demand for our products and our ability to produce and deliver our products.

The significant outbreak of COVID-19 has resulted in a widespread health crisis, which has negatively impacted and could continue to negatively impact the global economy. In addition, the global and regional impact of the outbreak, including official or unofficial quarantines and governmental restrictions on activities taken in response to such event, could have a negative impact on our operations, including voluntary or mandatory temporary closures of our facilities or offices; interruptions in our supply chain, which could impact the cost or availability of raw materials; disruptions or restrictions on our ability to travel or to market and distribute our products; reduced consumer demand for our products or those of our customers due to reduced consumer traffic in bars, restaurants and other locations where our products or those of our customers are sold; and labor shortages. More broadly, the outbreak could potentially lead to an economic downturn that could affect demand for our products and those of our customers.

Furthermore, our facilities and those of our customers and suppliers must comply with new and additional regulations imposed by state and local governments in response to the recent coronavirus outbreak, including COVID-19 safety guidance for production and manufacturing facilities. The implementation of compliance measures may cause increases in the cost, or delays or reduction in the volume, of products produced at our facilities or those of our suppliers.

The COVID-19 outbreak could disrupt or otherwise negatively impact credit markets, which could adversely affect the availability and cost of capital. Such impacts could limit our ability to fund our operations and satisfy our obligations.

A pandemic typically results in social distancing, travel bans and quarantine, and this may limit access to our facilities, customers, management, support staff, professional advisors and our independent auditors. These factors, in turn, may not only impact our operations, financial condition and demand for our products but our overall ability to react timely to mitigate the impact of this event. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission.

The extent and potential short and long term impact of the COVID-19 outbreak on our operational and financial performance will depend on future developments, including the duration, severity and spread of the virus, actions that may be taken by governmental authorities and the impact on our supply chain, customers, operations, workforce and the financial markets, all of which are highly uncertain and cannot be predicted. These and other potential impacts of an epidemic, pandemic or other health crisis, such as COVID-19, could therefore materially and adversely affect our business, financial condition and results of operations.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no unregistered sale of equity securities during the quarter ended March 31, 2020.

ISSUER PURCHASES OF EQUITY SECURITIES

	(1) Total Number of Shares (or Units) Purchased		(2) Average Price Paid per Share (or Unit)	(3) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(4) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 through January 31, 2020	—		$—	$—	$25,000,000	(b)
February 1, 2020 through February 29, 2020	10,044	(a)	$34.07	$—	$25,000,000	(b)
March 1, 2020 through March 31, 2020	—		$—	$4,052,887	$20,947,113	(b)
Total	10,044			$4,052,887

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
10.1
Employment Agreement between David J. Colo and MGP Ingredients, Inc entered into and effective as of February 7, 2020 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed February 11, 2020 (File number 000-17196))

10.2
Credit Agreement with Wells Fargo Bank, National Association, dated February 14, 2020 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed February 18, 2020 (File number 000-17196))

10.3
Amendment to Note Purchase and Private Shelf Agreement between MGP Ingredients, Inc., PGIM, Inc., and certain purchasers affiliated with PGIM, Inc., dated February 14, 2020 (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed February 18, 2020 (File number 000-17196))

*31.1	CEO Certification pursuant to Rule 13a-14(a)
*31.2	CFO Certification pursuant to Rule 13a-14(a)
*32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*32.2	CFO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2020, and December 31, 2019, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, (v) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2020 and 2019, and (vi) the Notes to Condensed Consolidated Financial Statements.

*104	Cover Page Interactive Data Filed - formatted in iXBRL (Inline Extensible Business Reporting Language ) and contained in Exhibit 101

*Filed herewith

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date:	April 30, 2020	By	/s/ Augustus C. Griffin
Augustus C. Griffin, Chief Executive Officer

Date:	April 30, 2020	By	/s/ Brandon M. Gall
Brandon M. Gall, Vice President, Finance and Chief Financial Officer