Form 10-Q
period 2020-06-30
MGP INGREDIENTS INC
filed 2020-07-30
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
16,913,313 shares of Common Stock, no par value as of July 24, 2020

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Quarter Ended June 30,		Year to Date Ended June 30,
	2020	2019	2020	2019
Sales	$92,560	$90,501	$191,642	$179,597
Cost of sales	71,858	70,979	147,729	143,415
Gross profit	20,702	19,522	43,913	36,182
Selling, general and administrative expenses	9,364	8,648	18,867	16,795
Operating income	11,338	10,874	25,046	19,387
Interest expense, net and other	(298)	(321)	(940)	(573)
Income before income taxes	11,040	10,553	24,106	18,814
Income tax expense	2,550	2,642	5,774	1,183
Net income	8,490	7,911	18,332	17,631

Income attributable to participating securities	57	51	123	117
Net income attributable to common shareholders and used in earnings per share calculation	$8,433	$7,860	$18,209	$17,514

Basic and diluted weighted average common shares	16,899,079	17,021,599	16,956,502	16,994,864

Basic and diluted earnings per common share	$0.50	$0.46	$1.07	$1.03

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Quarter Ended June 30,		Year to Date Ended June 30,
	2020	2019	2020	2019
Net income	$8,490	$7,911	$18,332	$17,631
Other comprehensive income (loss), net of tax:
Change in Company-sponsored post-employment benefit plan	21	(16)	15	(2)
Comprehensive income	$8,511	$7,895	$18,347	$17,629

See accompanying notes to unaudited condensed consolidated financial statements

       MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	June 30, 2020	December 31, 2019
Current Assets
Cash and cash equivalents	$11,745	$3,309
Receivables (less allowance for doubtful accounts at June 30, 2020, and December 31, 2019 - $24)	54,164	40,931
Inventory	147,108	136,931
Prepaid expenses	4,021	2,048
Refundable income taxes	—	987
Total current assets	217,038	184,206

Property, plant, and equipment	320,192	313,958
Less accumulated depreciation and amortization	(191,589)	(185,539)
Property, plant, and equipment, net	128,603	128,419
Operating lease right-of-use assets, net	5,903	6,490
Other assets	5,469	3,482
Total assets	$357,013	$322,597

Current Liabilities
Current maturities of long-term debt	$408	$401
Accounts payable	21,429	29,511
Accrued expenses	12,626	9,383
Income taxes payable	4,732	—
Total current liabilities	39,195	39,295

Long-term debt, less current maturities	40,463	40,658
Credit agreement - revolver	23,662	1
Long-term operating lease liabilities	3,691	4,267
Deferred credits	1,094	1,233
Other noncurrent liabilities	4,605	4,170
Deferred income taxes	1,606	1,929
Total liabilities	114,316	91,553

Commitments and Contingencies (Note 7)
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 18,115,965 shares at June 30, 2020 and December 31, 2019; and 16,895,522 and 17,028,125 shares outstanding at June 30, 2020 and December 31, 2019, respectively	6,715	6,715
Additional paid-in capital	15,026	14,029
Retained earnings	245,016	230,784
Accumulated other comprehensive loss	(231)	(246)
Treasury stock, at cost, 1,220,443 and 1,087,840 at June 30, 2020 and December 31, 2019, respectively	(23,833)	(20,242)
Total stockholders’ equity	242,697	231,044
Total liabilities and stockholders’ equity	$357,013	$322,597
See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Year to Date Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net income	$18,332	$17,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,344	5,602
Gain on sale of assets	(8)	(138)
Share-based compensation	1,801	2,267
Deferred income taxes, including change in valuation allowance	(99)	547
Changes in operating assets and liabilities:
Receivables, net	(13,174)	(2,807)
Inventory	(9,983)	(9,238)
Prepaid expenses	(1,973)	(514)
Income taxes payable (refundable)	5,778	(4,692)
Accounts payable	(4,218)	(2,883)
Accrued expenses	3,258	(2,750)
Deferred credits	(139)	(166)
Other, net	67	211
Net cash provided by operating activities	5,986	3,070

Cash Flows from Investing Activities
Additions to property, plant, and equipment	(10,177)	(6,192)
Deferred compensation plan investments	—	(1,177)
Acquisition of business	(2,750)	—
Proceeds from sale of property	688	—
Other, net	(168)	—
Net cash used in investing activities	(12,407)	(7,369)

Cash Flows from Financing Activities
Payment of dividends and dividend equivalents	(4,101)	(3,427)
Purchase of treasury stock	(4,395)	(5,467)
Loan fees paid related to borrowings	(1,148)	—
Proceeds from long-term debt	—	20,000
Principal payments on long-term debt	(199)	(192)
Proceeds from credit agreement - revolver	54,700	12,625
Payments on credit agreement - revolver	(30,000)	(22,025)
Other, net	—	(78)
Net cash provided by financing activities	14,857	1,436

Increase (decrease) in cash and cash equivalents	8,436	(2,863)
Cash and cash equivalents, beginning of period	3,309	5,025
Cash and cash equivalents, end of period	$11,745	$2,162

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For Year to Date Ended June 30, 2020
(Unaudited) (Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2019	$4	$6,715	$14,029	$230,784	$(246)	$(20,242)	$231,044
Comprehensive income:
Net income	—	—	—	9,842	—	—	9,842
Other comprehensive loss	—	—	—	—	(6)	—	(6)
Dividends and dividend equivalents of $0.12 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(2,059)	—	—	(2,059)
Share-based compensation	—	—	902	—	—	—	902
Stock shares awarded, forfeited or vested	—	—	(567)	—	—	804	237
Stock shares repurchased	—	—	—	—	—	(4,395)	(4,395)
Balance, March 31, 2020	4	6,715	14,364	238,567	(252)	(23,833)	235,565
Comprehensive income:
Net income	—	—	—	8,490	—	—	8,490
Other comprehensive loss	—	—	—	—	21	—	21
Dividends and dividend equivalents of $0.12 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(2,041)	—	—	(2,041)
Share-based compensation	—	—	662	—	—	—	662
Balance, June 30, 2020	$4	$6,715	$15,026	$245,016	$(231)	$(23,833)	$242,697

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For Year to Date Ended June 30, 2019
(Unaudited) (Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2018	$4	$6,715	$15,375	$198,914	$(164)	$(19,403)	$201,441
Comprehensive income:
Net income	—	—	—	9,720	—	—	9,720
Other comprehensive income	—	—	—	—	14	—	14
Dividends and dividend equivalents of $0.10 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(1,714)	—	—	(1,714)
Share-based compensation	—	—	1,031	—	—	—	1,031
Stock shares awarded, forfeited or vested	—	—	(3,770)	—	—	3,864	94
Stock shares repurchased	—	—	—	—	—	(5,467)	(5,467)
Adjustment related to Accounting Standards Update 2018-02 adoption	—	—	—	(69)	69	—	—
Balance, March 31, 2019	4	6,715	12,636	206,851	(81)	(21,006)	205,119
Comprehensive income:
Net income	—	—	—	7,911	—	—	7,911
Other comprehensive income	—	—	—	—	(16)	—	(16)
Dividends and dividend equivalents of $0.10 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(1,713)	—	—	(1,713)
Share-based compensation	—	—	481	—	—	—	481
Stock shares awarded, forfeited, or vested	—	—	—	—	—	660	660
Balance, June 30, 2019	$4	$6,715	$13,117	$213,049	$(97)	$(20,346)	$212,442

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

Basis of Presentation and Principles of Consolidation. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements as of and for the quarter ended June 30, 2020, should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”).  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain amounts in 2019 consolidated financial statements have been reclassified to conform to the 2020 presentation.

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

Inventories are stated at lower of cost or net realizable value on the first-in, first-out, or FIFO, method.  Inventory valuations are impacted by constantly changing prices paid for key materials, primarily corn. Inventory consists of the following:

	June 30, 2020	December 31, 2019
Finished goods	$16,557	$16,654
Barreled distillate (bourbons and whiskeys)	113,139	104,249
Raw materials	4,566	4,920
Work in process	2,871	1,766
Maintenance materials	8,615	8,200
Other	1,360	1,142
Total	$147,108	$136,931

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

Goodwill and Other Intangible Assets. The Company records goodwill and other indefinite-lived intangible assets in connection with various acquisitions of businesses and allocates the goodwill and other indefinite-lived intangible assets to its respective reporting units. The Company tests goodwill for impairment at least annually, in the fourth quarter, or on an interim basis if events and circumstances occur that would indicate it is more likely than not that the fair value of a reporting unit is less than the carrying value. To the extent that the carrying amount exceeds fair value, an impairment of goodwill is recognized and allocated to the reporting units. Judgment is required in the determination of reporting units, the assignment of assets and liabilities to reporting units, including goodwill, and the determination of fair value of the reporting units. The fair value of the reporting units was estimated using third party independent appraisals. The Company separately evaluates indefinite-lived intangible assets for impairment. As of June 30, 2020, the Company determined that goodwill was not impaired.

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

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $72,676 and $42,534 at June 30, 2020 and December 31, 2019, respectively. The financial statement carrying value of total debt was $64,533 (including unamortized loan fees) and $41,060 (including unamortized loan fees) at June 30, 2020 and December 31, 2019, respectively.  These fair values are considered Level 2 under the fair value hierarchy. Fair value disclosure for deferred compensation plan investments is included in Note 8.

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

Note 2.  Revenue

The following table presents the Company’s sales by segment and major products and services:

	Quarter Ended June 30,		Year to Date Ended June 30,
	2020	2019	2020	2019
Distillery Products
Brown goods	$25,540	$27,621	$54,610	$52,448
White goods	15,042	14,691	31,944	31,873
Premium beverage alcohol	40,582	42,312	86,554	84,321
Industrial alcohol	22,953	20,636	44,571	41,079
Food grade alcohol	63,535	62,948	131,125	125,400
Fuel grade alcohol	1,174	1,398	2,696	2,899
Distillers feed and related co-products	6,781	6,181	13,770	13,276
Warehouse services	3,699	3,496	7,600	7,025
Total Distillery Products	75,189	74,023	155,191	148,600

Ingredient Solutions
Specialty wheat starches	9,122	7,210	19,334	14,090
Specialty wheat proteins	6,013	5,276	12,378	9,718
Commodity wheat starches	1,774	3,013	3,651	5,275
Commodity wheat proteins	462	979	1,088	1,914
Total Ingredient Solutions	17,371	16,478	36,451	30,997

Total sales	$92,560	$90,501	$191,642	$179,597

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

	Distillery Products (a)	Ingredient Solutions	Total (a)
Balance at December 31, 2019	$1,850	$—	$1,850
Acquisitions	1,739	—	1,739
Balance at June 30, 2020	$3,589	$—	$3,589

(a) Includes $890 and $350 of trade names at June 30, 2020 and December 31, 2019, respectively. Trade names are considered indefinite-lived intangible assets.

Note 4.  Corporate Borrowings

The following table presents the Company’s outstanding indebtedness:

Description(a)	June 30, 2020	December 31, 2019
Credit Agreement - Revolver, 1.20% (variable rate) due 2025	$25,000	$—
Previous Credit Agreement - Revolver, 3.19% (variable rate) due 2022	—	300
Secured Promissory Note, 3.71% (fixed rate) due 2022	1,010	1,208
Prudential Note Purchase Agreement, 3.53% (fixed rate) due 2027	20,000	20,000
Prudential Note Purchase Agreement, 3.80% (fixed rate) due 2029	20,000	20,000
Total indebtedness outstanding	66,010	41,508
Less unamortized loan fees(b)	(1,477)	(448)
Total indebtedness outstanding, net	64,533	41,060
Less current maturities of long-term debt	(408)	(401)
Long-term debt and Credit Agreement - Revolver	$64,125	$40,659

(a) Interest rates are as of June 30, 2020, except for the Previous Credit Agreement which is as of December 31, 2019.
(b) Loan fees are being amortized over the life of the Credit Agreement and Note Purchase Agreement.

Credit Agreements. On February 14, 2020, the Company entered into a new credit agreement (the "Credit Agreement") with multiple participants lead by Wells Fargo Bank, National Association ("Wells Fargo Bank") that matures on February 14, 2025. The Credit Agreement replaced the Company's $150,000 Credit Agreement ("Previous Credit Agreement) with Wells Fargo Bank. The Credit Agreement provides for a $300,000 revolving credit facility. The Company may increase the facility from time to time by an aggregate principal amount of up to $100,000 provided certain conditions are satisfied and at the discretion of the lenders. The Company incurred $1,148 of new loan fees related to the Credit Agreement. The Credit Agreement includes certain requirements and covenants, which the Company was in compliance with at June 30, 2020. As of June 30, 2020, the Company’s total outstanding borrowings under the Credit Agreement were $25,000 leaving $275,000 available.

Note Purchase Agreements. The Company’s Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. provides for the issuance of up to $75,000 of Senior Secured Notes until August 2020. During 2017, the Company issued $20,000 of Senior Secured Notes with a maturity date of August 23, 2027. During 2019, the Company issued $20,000 of additional Senior Secured Notes with a maturity date of April 30, 2029. The Note Purchase Agreement includes certain requirements and covenants, which the Company was in compliance with at June 30, 2020.

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

Income tax expense for the quarter and year to date ended June 30, 2020, was $2,550 and $5,774, respectively, for an effective tax rate of 23.1 percent and 24.0 percent, respectively. The effective tax rate for quarter to date ended June 30, 2020 differed from the 21 percent federal statutory rate on pretax income, primarily due to state taxes, partially offset by state and federal tax credits and the deduction applicable to export activity. Additionally, during the quarter ended June 30, 2020, the Company concluded the 2016 IRS examination of its federal income tax return, with minimal findings. The effective tax rate for the year to date ended June 30, 2020, differed from the 21 percent federal statutory rate on pretax income, primarily due to state taxes, estimated increase in the Company's valuation allowance related to state income tax attributes, and the discrete tax impact of vested share-based awards, partially offset by federal and state credits, the deduction applicable to income derived from export activity.

Income tax expense for the quarter and year to date ended June 30, 2019, was $2,642 and $1,183, respectively, for an effective tax rate of 25.0 percent and 6.3 percent, respectively. The effective tax rate for quarter ended June 30, 2019, differed from the 21 percent federal statutory rate on pretax income, primarily due to state income taxes and certain compensation being subject to the deduction limitations applicable to public companies, partially offset by state and federal credits. The effective tax rate for the year to date ended June 30, 2019, differed from the 21 percent federal statutory rate on pretax income, primarily due to the tax impact of vested share-based awards, the tax impact of state and federal tax credits, partially offset by state taxes and certain compensation being subject to the compensation deduction limitations applicable for public companies.

In response to COVID-19, President Donald Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020. The CARES Act along with other guidance issued by the IRS provides for numerous tax provisions and other stimulus measures, including temporary suspension of certain payment requirements for the employer portion of Social Security taxes, deferral of income tax payments until July 15, 2020, and technical corrections from prior tax legislation. The Company is in the process of monetizing certain parts of the CARES Act and continues to monitor tax legislation for additional potential benefits available to the Company. In particular, during quarter ended June 30, 2020, the Company either exercised or began the process to exercise its ability to defer portions of the Company's Social Security taxes, the Company's federal and in certain cases, state estimated income tax payments, along with technical changes under the CARES Act related to Qualified Improvement Property. The effect of these changes, to the extent allowed under ASC 740, have been reflected in the quarter ended June 30, 2020 tax provision, and will most notably effect the income taxes payable balance. Certain changes, however, will not be reflected in the quarter ended June 30, 2020 provision, as the rules under ASC 740 require waiting until an income tax method change is perfected. The Company anticipates these additional changes will be reflected in the financial statements after the Company files its 2019 federal income tax return.

Note 6.  Equity and EPS

The computations of basic and diluted EPS:

	Quarter Ended June 30,		Year to Date Ended June 30,
	2020	2019	2020	2019
Operations:
Net income(a)	$8,490	$7,911	$18,332	$17,631
Less: Income attributable to participating securities(b)	57	51	123	117
Net income attributable to common shareholders	$8,433	$7,860	$18,209	$17,514

Share information:
Basic and diluted weighted average common shares(c)	16,899,079	17,021,599	16,956,502	16,994,864

Basic and diluted EPS	$0.50	$0.46	$1.07	$1.03

(a)Net income attributable to all shareholders.
(b)Participating securities included 116,127 and 112,865 unvested restricted stock units (“RSUs”), at June 30, 2020 and 2019, respectively.
(c)Under the two-class method, basic and diluted weighted average common shares at June 30, 2020 and 2019, exclude unvested participating securities.

Share Repurchase. On February 25, 2019, MGP's Board of Directors approved a $25,000 share repurchase authorization commencing February 27, 2019, through February 27, 2022. Under the share repurchase program, the Company can repurchase stock from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws. This share repurchase program may be modified, suspended, or terminated by the Company at any time without prior notice. During year to date ended June 30, 2020, the Company repurchased approximately 159,104 shares of MGP Common Stock for $4,053, resulting in $20,947 remaining under the share repurchase plan. The shares were repurchased in multiple separate tranches with the final purchase concluding on March 16, 2020.

Note 7.  Commitments and Contingencies

There are various legal and regulatory proceedings involving the Company and its subsidiaries.  The Company accrues estimated costs for a contingency when management believes that a loss is probable and can be reasonably estimated.

In May 2020, the Company was affected by a ransomware cyber-attack that temporarily disrupted production at its Atchison facilities. The Company's financial information was not affected and there is no evidence that any sensitive or confidential company, supplier, customer or employee data was improperly accessed or extracted from our network. The Company estimates that the ransomware attack adversely impacted gross profit by $1,728, primarily as a result of the business interruption. The Company has insurance related to this event and is seeking to recover a portion, if not all, of any profit impact including the profit associated with any loss of revenue resulting from this event. The Company will record insurance recovery when it is probable of collection. Following the attack, MGP implemented a variety of measures to further enhance our cybersecurity protections and minimize the impact of any future attack.

In 2020, two putative class action lawsuit were filed in the United States District Court for District of Kansas, naming the Company and certain of its current and former executive officers as defendants, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs seek to pursue claims on behalf of a class consisting of purchasers or acquirers of the Company's Common Stock during certain specified periods (the “Class Periods”). On May 28, 2020, the two lawsuits were consolidated and the Court appointed City of Miami Fire Fighters’ and Police Officers’ Retirement Trust as lead plaintiff. The consolidated action is captioned In re MGP Ingredients, Inc. Securities Litigation and the file is maintained under Master File No. 2:20-cv-2090-DDCJPO. The plaintiffs allege that the defendants made false and/or misleading statements regarding the Company’s forecasts of sales of aged whiskey, and that, as a result the Company's Common Stock traded at artificially inflated prices throughout the Class Periods. The plaintiffs seek compensatory damages, interest, attorneys’ fees, costs, and unspecified equitable relief, but have not specified the amount of damages being sought. The Company intends to vigorously defend itself in this action.

On May 11, 2020, Mitchell Dorfman, a shareholder in MGP, filed an action in the United States District Court for the District of Kansas, under the caption Dorfman, derivatively on behalf of MGP Ingredients v. Griffin, et al., Case 2:20-cv-02239. On June 4, 2020, Justin Carter, a shareholder in MGP, filed an action in the United States District Court for the District of Kansas, under the caption Carter, derivatively on behalf of MGP Ingredients v. Griffin, et al., Case 2:20-cv-02281. On June 18, 2020, Alexandra Kearns, a shareholder in MGP, filed an action in the District Court of Atchison County, Kansas, under the caption Kearns, derivatively on behalf of MGP Ingredients v. Griffin, et al., Case 2020-CV-000042. The defendants are certain of the Company’s current and former officers and directors. The Company is a nominal defendant in each action. Plaintiffs allege that the Company was damaged as a result of the conduct of the individual defendants alleged in the MGP Ingredients, Inc. Securities Litigation, the repurchase of company stock at artificially inflated prices, and compensation paid to the individual defendants. The Complaint in Dorfman asserts claims for violations of Sections 14(a), 10(b), and 20(a) of the Securities Exchange Act of 1934, breach of fiduciary duties, waste of corporate assets, and unjust enrichment. The Complaint in Carter asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, breach of fiduciary duties, waste of corporate assets, and unjust enrichment. The Petition in Kearns asserts claims for breach of fiduciary duties, waste of corporate assets, and unjust enrichment. The pleadings pray for an award of compensatory damages, including interest, in favor of the Company, for equitable relief related to the Company’s corporate governance, for disgorgement of compensation, and for an award of attorneys’ fees and costs. On July 13, 2020, defendants filed a Motion to Dismiss in Dorfman. On July 16, 2020, the Kearns court entered an Order granting defendants until August 13, 2020 to file a motion to stay the action.

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

On May 29, 2019, federal charges for alleged violations of the Clean Air Act related to the Atchison Chemical Release were filed against the Company, along with another unaffiliated company. The Company and the Department of Justice resolved the allegations through a Plea Agreement entered with the Court on November 18, 2019, pursuant to which the Company agreed, among other things, to plead guilty to a misdemeanor negligent violation of the Clean Air Act and pay a fine of $1,000. On May 27, 2020, the Court accepted the Plea Agreement and sentenced the Company to pay a fine of $1,000 consistent with the terms of the parties’ resolution. The fine has been paid and the matter is terminated.

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

As of June 30, 2020, 421,220 RSUs had been granted of the 1,500,000 shares approved under the 2014 Plan, and 89,840 shares had been granted of the 300,000 shares approved under the Directors’ Plan. As of June 30, 2020, there were 124,577 unvested RSUs under the Company’s long-term incentive plans and 116,127 were participating securities (Note 6).

Deferred Compensation Plan. The Company established an unfunded Executive Deferred Compensation Plan (“EDC Plan”) effective as of June 30, 2018, with a purpose to attract and retain highly-compensated key employees by providing participants with an opportunity to defer receipt of a portion of their salary, bonus, and other specified compensation. The Company’s obligations under this plan will change in conjunction with the performance of the participants’ investments, along with contributions to and withdrawals from the plan. Realized and unrealized gains (losses) on deferred compensation plan investments were included as a component of Interest expense, net and other in the Company’s Condensed Consolidated Statements of Income for the quarter ended June 30, 2020. For quarter and year to date ended June 30, 2020, the Company had a gain on deferred compensation plan investments of $331 and $167, respectively. For quarter and year to date ended June 30, 2019, the Company had a gain on deferred compensation plan investments of $53 and $80, respectively.

Plan investments are classified as Level 1 in the fair value hierarchy since the investments trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis. Participants were able to direct the deferral of a portion of their base salary and a portion of their estimated accrued Short-term incentive plan (“STI Plan”) amounts that were paid during first quarter of the following year. Base salary amounts elected for deferral are deposited into the EDC Plan by the Company on a weekly basis and allocated by participants among Company-determined investment options. STI plan deferral were deposited, at the time of payment, into the EDC Plan by the Company and allocated by participants among Company-determined investment options

At June 30, 2020 and December 31, 2019, the EDC Plan investments were $1,516 and $1,185, respectively, which were recorded in Other assets on the Company’s Condensed Consolidated Balance Sheets. The EDC Plan non-current liabilities were $1,938 and $1,337 at June 30, 2020 and December 31, 2019, respectively, were included in Other noncurrent liabilities on the Company’s Condensed Consolidated Balance Sheets.

Note 9.  Operating Segments

At June 30, 2020 and 2019, the Company had two segments: Distillery Products and Ingredient Solutions. The Distillery Products segment consists of food grade alcohol and distillery co-products, such as distillers feed (commonly called dried distillers grain in the industry) and fuel grade alcohol. The Distillery Products segment also includes warehouse services, including barrel put away, storage, retrieval, and blending services. Ingredient Solutions segment consists of specialty starches and proteins and commodity starches and proteins.

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

	Quarter Ended June 30,		Year to Date Ended June 30,
	2020	2019	2020	2019
Sales to Customers
Distillery Products	$75,189	$74,023	$155,191	$148,600
Ingredient Solutions	17,371	16,478	36,451	30,997
Total	$92,560	$90,501	$191,642	$179,597

Gross Profit
Distillery Products	$16,002	$16,503	$34,251	$31,742
Ingredient Solutions	4,700	3,019	9,662	4,440
Total	$20,702	$19,522	$43,913	$36,182

Depreciation and Amortization
Distillery Products	$2,447	$2,185	$4,848	$4,354
Ingredient Solutions	469	367	922	739
Corporate	304	240	574	509
Total	$3,220	$2,792	$6,344	$5,602

Income (loss) before Income Taxes
Distillery Products	$14,434	$14,866	$30,667	$28,301
Ingredient Solutions	4,099	2,325	8,313	3,100
Corporate	(7,493)	(6,638)	(14,874)	(12,587)
Total	$11,040	$10,553	$24,106	$18,814

The following table allocates assets to each segment as of:

	June 30, 2020	December 31, 2019
Identifiable Assets
Distillery Products	$290,683	$271,766
Ingredient Solutions	36,945	30,802
Corporate	29,385	20,029
Total	$357,013	$322,597

Note 10.  Subsequent Events

Dividend. On July 28, 2020, the Company’s Board of Directors declared a quarterly dividend payable to stockholders of record as of August 21, 2020, of the Company’s Common Stock, and a dividend equivalent payable to holders of certain RSUs as of August 21, 2020, of $0.12 per share and per unit, payable on September 4, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands, unless otherwise noted)

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This Report on Form 10-Q contains forward looking statements as well as historical information.  All statements, other than statements of historical facts, regarding the prospects of our industry and our prospects, plans, financial position, and strategic plan may constitute forward looking statements.  In addition, forward looking statements are usually identified by or are associated with such words as “intend,” “plan,” “believe,” “estimate,” “expect,” “anticipate,” “hopeful,” “should,” “may,” “will,” “could,” “encouraged,” “opportunities,” “potential,” and/or the negatives or variations of these terms or similar terminology.  Forward looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from those expressed or implied in the forward looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward looking statements is included in the section titled “Risk Factors” (Item 1A) of our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A of this report Form 10Q. Forward looking statements are made as of the date of this report, and we undertake no obligation to update or revise publicly any forward looking statements, whether because of new information, future events or otherwise.

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

As of the date of this report, the Company's operations, supply chain and customer demand have not been significantly affected by COVID-19; however, we are monitoring the situation closely. The Company has implemented social distancing at each of its facilities, provides health screenings and monitoring for employees, implemented work-from-home policies where the Company is able, and restricted travel across the organization. The Company has incurred incremental costs for hourly wage bonuses to the Company's production employees, supplies to implement health screenings, an extended sick leave policy and additional IT related expenses to enable employees to work-from-home. As of June 30, 2020, such incremental costs have been immaterial to the Company's financial statements. The Company cannot reasonably estimate the length of time or severity of the pandemic and cannot estimate the impact this pandemic will have on our consolidated financial results for 2020. See Risk Factors for future discussion of the potential adverse impacts of the COVID-19 pandemic on our business.

In May 2020, the Company was affected by a ransomware cyber-attack that temporarily disrupted production at its Atchison facilities. The Company's financial information was not affected and there is no evidence that any sensitive or confidential company, supplier, customer or employee data was improperly accessed or extracted from our network. The Company estimates that the ransomware attack adversely impacted gross profit by $1,728, primarily as a result of the business interruption. The Company has insurance related to this event and is seeking to recover a portion, if not all, of any profit impact including the profit associated with any loss of revenue resulting from this event. Following the attack, MGP implemented a variety of measures to further enhance our cybersecurity protections and minimize the impact of any future attack.

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

RESULTS OF OPERATIONS

Consolidated results

The table below details the consolidated results for the quarters ended June 30, 2020 and 2019:

	Quarter Ended June 30,
	2020	2019	2020 v. 2019
Sales	$92,560	$90,501	2.3%
Cost of sales	71,858	70,979	1.2
Gross profit	20,702	19,522	6.0
Gross margin %	22.4%	21.6%	0.8	pp(a)
Selling, general, and administrative (“SG&A”) expenses	9,364	8,648	8.3
Operating income	11,338	10,874	4.3
Operating margin %	12.2%	12.0%	0.2	pp
Interest expense, net and other	(298)	(321)	(7.2)
Income before income taxes	11,040	10,553	4.6
Income tax expense	2,550	2,642	(3.5)
Effective tax expense rate %	23.1%	25.0%	(1.9)	pp
Net income	$8,490	$7,911	7.3%
Net income margin %	9.2%	8.7%	0.5	pp
(a) Percentage points (“pp”).

Sales - Sales for quarter ended June 30, 2020 were $92,560, an increase of 2.3 percent compared to the year-ago quarter, which was the result of increased sales in both the Distillery Products and Ingredient Solutions segments. Within the Distillery Products segment, sales were up 1.6 percent, primarily due to an increase in industrial alcohol and distillers feed and related co-products. Within the Ingredient Solutions segment, sales were up 5.4 percent, primarily due to increased sales of specialty wheat starches and proteins (see Segment Results).

Gross profit - Gross profit for quarter ended June 30, 2020 was $20,702, an increase of 6.0 percent compared to the year-ago quarter. The increase was driven by an increase in gross profit in the Ingredient Solutions segment partially offset by a decrease in gross profit in the Distillery Products segment. In the Ingredient Solutions segment, gross profit increased by $1,681, or 55.7 percent. In the Distillery Products segment, gross profit declined by $501, or 3.0 percent. Additionally, gross profits for both segments were negatively impacted by increased production costs due to the shutdown of the Atchison facilities as a result of the cyber-attack (see Segment Results).

SG&A expenses - SG&A expenses for quarter ended June 30, 2020 were $9,364, an increase of 8.3 percent compared to the year-ago quarter. The increase in SG&A was primarily due to higher personnel and incentive compensation costs, inclusive of certain incremental costs incurred relating to the transition at the CEO position.

Operating income - Operating income for quarter ended June 30, 2020 increased to $11,338 from $10,874 for quarter ended June 30, 2019, primarily due to an increase in gross profit in the Ingredient Solutions segment, partially offset by the increase in the previously described SG&A expenses and a decrease in gross profit in the Distillery Products segment.

Operating income, quarter versus quarter	Operating Income	Change
Operating income for quarter ended June 30, 2019	$10,874
Increase in gross profit - Ingredient Solutions segment(a)	1,681	15.5	pp(b)
Decrease in gross profit - Distillery Products segment(a)	(501)	(4.6)	pp
Increase in SG&A expenses	(716)	(6.6)	pp
Operating income for quarter ended June 30, 2020	$11,338	4.3%

(a) See segment discussion.
(b) Percentage points (“pp”).

Income tax expense - Income tax expense for quarter ended June 30, 2020 was $2,550, for an effective tax rate of 23.1 percent. Income tax expense for the quarter ended June 30, 2019, was $2,642, for an effective tax rate of 25.0 percent. The decrease, quarter versus quarter, was primarily due to the impact of certain compensation limits applicable to public companies in the prior year.

Earnings per share (“EPS”) - EPS was $0.50 for quarter ended June 30, 2020, compared to $0.46 for quarter ended June 30, 2019. The change in EPS, quarter versus quarter, was primarily due to an increase in operations, offset by a change in income tax expense as previously described.

Change in basic and diluted EPS, quarter versus quarter	Basic and Diluted EPS	Change
Basic and diluted EPS for quarter ended June 30, 2019	$0.46
Increase in operations(a)	0.02	4.3	pp(b)
Tax: Change in income tax	0.01	2.2	pp
Decrease in weighted average shares outstanding	0.01	2.2	pp
Basic and diluted EPS for quarter ended June 30, 2020	$0.50	8.7%
(a) Item is net of tax based on the effective tax rate for the base year (2019).
(b) Percentage points (“pp”).

The table below details the consolidated results for the year to date ended June 30, 2020 and 2019:

	Year to Date Ended June 30,
	2020	2019	2020 v. 2019
Sales	$191,642	$179,597	6.7%
Cost of sales	147,729	143,415	3.0
Gross profit	43,913	36,182	21.4
Gross margin %	22.9%	20.1%	2.8	pp(a)
SG&A expenses	18,867	16,795	12.3
Operating income	25,046	19,387	29.2
Operating margin %	13.1%	10.8%	2.3	pp
Interest expense, net	(940)	(573)	64.0
Income before income taxes	24,106	18,814	28.1
Income tax expense	5,774	1,183	388.1
Effective tax expense rate %	24.0%	6.3%	17.7	pp
Net income	$18,332	$17,631	4.0%
Net income margin %	9.6%	9.8%	(0.2)	pp
(a) Percentage points (“pp”).

Sales - Sales for year to date ended June 30, 2020, were $191,642, an increase of 6.7 percent compared to the year-ago period, which was the result of increased sales in both the Distillery Products and Ingredient Solutions segments. Within the Distillery Products segment, sales were up 4.4 percent, primarily due to an increase in the sales of industrial alcohol, brown goods within premium beverage alcohol and warehouse services. Within the Ingredient Solutions segment, sales were up 17.6 percent, primarily due to increased sales of specialty wheat starches and proteins (see Segment Results).

Gross profit - Gross profit for year to date ended June 30, 2020, was $43,913, an increase of 21.4 percent compared to the year-ago period. The increase was driven by an increase in gross profit in both the Ingredient Solutions and Distillery Products segments. In the Ingredient Solutions segment, gross profit increased by $5,222, or 117.6 percent. In the Distillery Products segment, gross profit increase by $2,509, or 7.9 percent. Additionally, gross profits for both segments were negatively impacted by increased production costs due to the shutdown of the Atchison facilities as a result of the cyber-attack (see Segment Results).

SG&A expenses - SG&A expenses for year to date ended June 30, 2020, were $18,867, an increase of 12.3 percent compared to the year-ago period. The increase in SG&A was due to higher personnel and incentive compensation costs, inclusive of certain incremental costs incurred relating to the transition at the CEO position.

Operating income - Operating income for year to date ended June 30, 2020, increased to $25,046 from $19,387 for year to date period ended June 30, 2019, primarily due to a increase in gross profit in both the Ingredient Solutions and Distillery Products segments. These increases were partially offset by an increase in above-described SG&A expenses.

Operating income, year to date versus year to date	Operating Income	Change
Operating income for year to date ended June 30, 2019	$19,387
Increase in gross profit - Ingredient Solutions segment(a)	5,222	26.9	pp(b)
Increase in gross profit - Distillery Products segment(a)	2,509	12.9	pp
Increase in SG&A expenses	(2,072)	(10.6)	pp
Operating income for year to date ended June 30, 2020	$25,046	29.2%
(a) See segment discussion.
(b) Percentage points (“pp”).

Income tax expense - Income tax expense for year to date ended June 30, 2020, was $5,774, for an effective tax rate of 24.0 percent. Income tax expense for the year to date ended June 30, 2019, was $1,183, for an effective tax rate of 6.3 percent. The increase, year to date versus year to date, was primarily due to the tax impacts of vested share-based awards.

Earnings per share - EPS was $1.07 for year to date ended June 30, 2020, compared to $1.03 for year to date ended June 30, 2019. EPS increased, year to date versus year to date, primarily due to an increase in operations, offset by a change in income tax expense as previously described.

Change in basic and diluted EPS, year to date versus year to date	Basic and Diluted EPS	Change
Basic and diluted EPS for year to date ended June 30, 2019	$1.03
Increase in operations(a)	0.38	36.9	pp(b)
Decrease in weighted average shares outstanding	0.01	1.0	pp
Change in interest expense, net(a)	(0.03)	(2.9)	pp
Tax: Change in share-based compensation	(0.21)	(20.4)	pp
Tax: Change in effective tax rate (excluding above tax item)	(0.11)	(10.7)	pp
Basic and diluted EPS for year to date ended June 30, 2020	$1.07	3.9%
(a) Item is net of tax based on the effective tax rate for the base year (2019).
(b) Percentage points (“pp”).

SEGMENT RESULTS

Distillery Products

The following tables show selected financial information for the Distillery Products segment for the quarters ended June 30, 2020 and 2019.

	DISTILLERY PRODUCTS SALES
	Quarter Ended June 30,		Quarter versus Quarter Sales Change Increase/(Decrease)
	2020	2019	$ Change	% Change
Brown goods	$25,540	$27,621	$(2,081)	(7.5)%
White goods	15,042	14,691	351	2.4
Premium beverage alcohol	40,582	42,312	(1,730)	(4.1)
Industrial alcohol	22,953	20,636	2,317	11.2
Food grade alcohol	63,535	62,948	587	0.9
Fuel grade alcohol	1,174	1,398	(224)	(16.0)
Distillers feed and related co-products	6,781	6,181	600	9.7
Warehouse services	3,699	3,496	203	5.8
Total Distillery Products	$75,189	$74,023	$1,166	1.6%

	Change in Quarter versus Quarter Sales Attributed to:
	Total (a)	Volume(b)	Net Price/Mix(c)
Premium beverage alcohol	(4.1)%	(5.9)%	1.8%

	Other Financial Information
	Quarter Ended June 30,		Quarter versus Quarter Increase / (Decrease)
	2020	2019	$ Change	% Change
Gross profit	$16,002	$16,503	$(501)	(3.0)%
Gross margin %	21.3%	22.3%		(1.0)	pp(d)
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
(d) Percentage points (“pp”).

Total sales of Distillery Products for the quarter ended June 30, 2020, increased by $1,166, or 1.6 percent, compared to the prior year quarter. Sales of industrial alcohol, distillers feed and related co-products, white goods within premium beverage alcohol, and warehouse services increased, while sales of brown goods within premium beverage alcohol and fuel grade alcohol decreased compared to the prior year quarter. The increase in sales of industrial alcohol and white goods was driven by higher sales volume and favorable average selling price. The increase in distillers feed and related co-products was driven by favorable average selling prices, partially offset by lower sales volumes. The decrease in sales of brown goods was driven by a decrease in sales volume, partially offset by favorable average selling price and the decrease in fuel grade alcohol was driven by decreases in average selling price. These increases were also partially offset by lost sales volume due to the shutdown of the Atchison facilities as a result of the cyber-attack.

Gross profit decreased quarter versus quarter by $501, or 3.0 percent. Gross margin for the quarter ended June 30, 2020, decreased to 21.3 percent from 22.3 percent for the prior year quarter. The decrease in gross profit was primarily due to higher input costs of white goods and industrial alcohol as well as increased production costs due to the shutdown of the Atchison facilities as a result of the cyber-attack. The decrease in gross profit was partially offset by increased average selling price and sales volumes on industrial alcohol and higher gross profit on distillers feed and related co-products.

The following tables show selected financial information for the Distillery Products segment for the year to date ended June 30, 2020 and 2019.

	DISTILLERY PRODUCTS SALES
	Year to Date Ended June 30,		Year to Date versus Year to Date Sales Change Increase/(Decrease)
	2020	2019	$ Change	% Change
Brown Goods	$54,610	$52,448	$2,162	4.1%
White Goods	31,944	31,873	71	0.2
Premium beverage alcohol	86,554	84,321	2,233	2.6
Industrial alcohol	44,571	41,079	3,492	8.5
Food grade alcohol	131,125	125,400	5,725	4.6
Fuel grade alcohol	2,696	2,899	(203)	(7.0)
Distillers feed and related co-products	13,770	13,276	494	3.7
Warehouse services	7,600	7,025	575	8.2
Total Distillery Products	$155,191	$148,600	$6,591	4.4%

	Change in Year to Date versus Year to Date Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Premium beverage alcohol	2.6%	3.2%	(0.6)%

	Other Financial Information
	Year to Date Ended June 30,		Year to Date versus Year to Date Increase / (Decrease)
	2020	2019	$ Change	% Change
Gross profit	$34,251	$31,742	$2,509	7.9%
Gross margin %	22.1%	21.4%		0.7	pp(d)

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
(d) Percentage points (“pp”).

Total sales of Distillery Products for year to date ended June 30, 2020, increased by $6,591, or 4.4 percent compared to the year-ago period. Sales of industrial alcohol, brown goods within premium beverage alcohol, warehouse services, distillers feed and related co-products, and white goods within premium beverage alcohol increased, while sales of fuel grade alcohol decreased compared to the year-ago period. The increase in industrial alcohol is due to increased sales volume and favorable average selling price. The increase in brown goods is due to increased sales volume, partially offset by decrease in average selling price. The increase in warehouse services was due to continued increase in customer demand for storage and aging of barrels. These increases were also partially offset by lost sales volume due to the shutdown of the Atchison facilities as a result of the cyber-attack.

Gross profit for year to date ended June 30, 2020 increased by $2,509, or 7.9 percent compared to the year-ago period. Gross margin for year to date ended June 30, 2020, increased to 22.1 percent from 21.4 percent for the prior year period. The increase in gross profit was primarily due to higher sales volumes on brown goods and favorable average selling price on industrial alcohol. The increase in gross profit was partially offset by higher input costs on white goods and industrial alcohol, lower average selling price on fuel grade alcohol, and increased production costs due to the shutdown of the Atchison facilities as a result of the cyber-attack.

Ingredient Solutions

The following tables show selected financial information for the Ingredient Solutions segment for the quarter ended June 30, 2020 and 2019.

	INGREDIENT SOLUTIONS SALES
	Quarter Ended June 30,		Quarter versus Quarter Sales Change Increase / (Decrease)
	2020	2019	$ Change	% Change
Specialty wheat starches	$9,122	$7,210	$1,912	26.5%
Specialty wheat proteins	6,013	5,276	737	14.0
Commodity wheat starches	1,774	3,013	(1,239)	(41.1)
Commodity wheat proteins	462	979	(517)	(52.8)
Total Ingredient Solutions	$17,371	$16,478	$893	5.4%

	Change in Quarter versus Quarter Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Total Ingredient Solutions	5.4%	(6.8)%	12.2%

	Other Financial Information
	Quarter Ended June 30,		Quarter versus Quarter Increase / (Decrease)
	2020	2019	$ Change	% Change
Gross profit	$4,700	$3,019	$1,681	55.7%
Gross margin %	27.1%	18.3%		8.8	pp(d)

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
(d) Percentage points (“pp”).

Total Ingredient Solutions sales for quarter ended June 30, 2020, increased by $893, or 5.4 percent, compared to the prior year quarter. Quarter versus quarter, this increase was driven by higher sales of specialty wheat starches and proteins, partially offset by a decrease in sales of commodity wheat starches and proteins. The increase in sales of specialty wheat starches and proteins was driven by increased sales volume. These increases were slightly offset by decreased sales volume of commodity wheat starches and proteins. Additionally, these increases were partially offset by lost sales volume due to the shutdown of the Atchison facilities as a result of the cyber-attack.
Gross profit increased quarter versus quarter by $1,681, or 55.7 percent. Gross margin for the quarter ended June 30, 2020, increased to 27.1 percent from 18.3 percent for the prior year quarter. The increase in gross profit was primarily driven by the increased sales volume of specialty wheat starches and proteins and decreased sales volume of commodity wheat starches and proteins (mix). These increases in gross profit were partially offset by increased production costs due to the shutdown of the Atchison facilities as a result of the cyber-attack.

The following tables show selected financial information for the Ingredient Solutions segment for the year to date June 30, 2020 and 2019.

	INGREDIENT SOLUTIONS SALES
	Year to Date Ended June 30,		Year to Date versus Year to Date Sales Change Increase/(Decrease)
	2020	2019	$ Change	% Change
Specialty wheat starches	$19,334	$14,090	$5,244	37.2%
Specialty wheat proteins	12,378	9,718	2,660	27.4
Commodity wheat starches	3,651	5,275	(1,624)	(30.8)
Commodity wheat proteins	1,088	1,914	(826)	(43.2)
Total Ingredient Solutions	$36,451	$30,997	$5,454	17.6%

	Change in Year to Date versus Year to Date Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Total Ingredient Solutions	17.6%	2.8%	14.8%

	Other Financial Information
	Year to Date Ended June 30,		Year to Date versus Year to Date Increase / (Decrease)
	2020	2019	$ Change	% Change
Gross profit	$9,662	$4,440	$5,222	117.6%
Gross margin %	26.5%	14.3%		12.2	pp(d)

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
(d) Percentage points (“pp”).

Total Ingredient Solutions sales for year to date ended June 30, 2020, increased by $5,454, or 17.6 percent, compared to the prior year period. The increase in Ingredient Solutions sales was driven by higher sales of specialty wheat starches and proteins, partially offset by a decrease in sales of commodity wheat starches and proteins. The increase in sales of specialty wheat starches and proteins was driven by increased sales volume and favorable average selling prices. These increases were slightly offset by decreased sales volume of commodity wheat starches. Commodity wheat proteins decreased due to decreased sales volume and average selling price. Additionally, these increases were partially offset by lost sales volume due to the shutdown of the Atchison facilities as a result of the cyber-attack.
Gross profit increased by $5,222, or 117.6 percent for year to date ended June 30, 2020 compared to the prior year period. Gross margin for the year to date ended June 30, 2020, increased to 26.5 percent from 14.3 percent for the prior year period. The increase in gross profit was primarily driven by the increased sales volume and favorable average selling prices of specialty wheat starches and proteins and decreased sales volume of commodity wheat starches and proteins (mix). These increases in gross profit were offset by increased production costs due to the shutdown of the Atchison facilities as a result of the cyber-attack.

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

Cash Flow Summary

	Year to Date Ended June 30,		Changes, quarter versus quarter Increase / (Decrease)
	2020	2019
Cash provided by operating activities	$5,986	$3,070	$2,916

Cash used in investing activities	(12,407)	(7,369)	(5,038)

Cash provided by financing activities	14,857	1,436	13,421

Increase (decrease) in cash and cash equivalents	$8,436	$(2,863)	$11,299

Cash increased $8,436 in year to date ended June 30, 2020, compared to a decrease of $2,863 in year to date ended June 30, 2019, for a net increase in cash of $11,299, period versus period.

Operating Activities. Cash provided by operating activities for year to date ended June 30, 2020 was $5,986. The cash provided by operating activities during the year to date ended June 30, 2020 resulted primarily from net income of $18,332, adjustments for non-cash or non-operating charges of $8,038 including depreciation and amortization, and share-based compensation, partially offset by uses of cash due to changes in operating assets and liabilities of $20,384. The primary drivers of the changes in operating assets and liabilities were $13,174 use of cash related to an increase in accounts receivables, net due to the timing of customer payments as well as increased sales during the quarter, $9,983 use of cash related to an increase in inventories, primarily barreled distillate, and $4,218 use of cash related to decrease in accounts payable related to the timing of cash disbursements. These uses of cash were partially offset by $5,778 cash provided by income taxes payable (refundable) related to a deferral of our income tax payments until July 15, 2020 in accordance with the Coronavirus Aid, Relief, and Economic Security Act .

Cash provided by operating activities for year to date ended June 30, 2019 was $3,070. The cash provided by operating activities during the year to date ended June 30, 2019 resulted primarily from net income of $17,631, adjustments for non-cash or non-operating charges of $8,278, including depreciation and amortization and share-based compensation, partially offset by uses of cash due to changes in operating assets and liabilities of $22,839. The primary drivers of the changes in operating assets and liabilities were $9,238 use of cash related to an increase in inventories, primarily barreled distillate, $4,692 use of cash related to refundable income taxes, primarily due to discrete items and lower than expected income before taxes, $2,883 use of cash related to a decline in accounts payable related to the timing of cash disbursement and $2,807 use of cash related to an increase in receivables, due to increased sales and timing of customer payments, and $2,750 use of cash related to accrued expenses.

Investing Activities. Cash used in investing activities for year to date ended June 30, 2020 was $12,407, which resulted from an increase in additions to property, plant and equipment of $10,177 (see Capital Spending) and increase related to the acquisition of a business of $2,750, partially offset by proceeds from sale of property of $688. Cash used in investing activities for year to date ended June 30, 2019 was $7,369, which primarily resulted from an increase in additions to property, plant and equipment of $6,192 (see Capital Spending).

Capital Spending. We manage capital spending to support our business growth plans. Investments in property, plant and equipment were $10,177 and $6,192 for year to date ended June 30, 2020 and 2019, respectively. Adjusted for the change in capital expenditures in accounts payable for year to date ended June 30, 2020 and 2019, of $(3,865) and $(1,769), respectively, total capital expenditures were $6,312 and $4,423, respectively. We expect approximately $19,600 in capital expenditures in 2020 for facility improvement and expansion (including warehouse expansion), facility sustenance projects, and environmental health and safety projects.

As part of our strategic plan to support the growth of the American Whiskey category, we previously announced a warehouse expansion project. As of June 30, 2020, we had incurred approximately $49,800 of the total investment. The current expansion is substantially completed with incremental immaterial investment expected in the third quarter 2020 to finalize the project.

Financing Activities. Cash provided by financing activities for year to date ended June 30, 2020 was $14,857, primarily due to net proceeds from debt of $24,501 (see Long-Term and Short-Term Debt), partially offset by purchases of treasury stock of $4,395 (see Treasury Purchases and Stock Repurchases) and dividends and dividend equivalents of $4,101 (see Dividends and Dividend Equivalents).

Cash provided by financing activities for year to date ended June 30, 2019 was $1,436, primarily due to net proceeds from debt of $10,408 (See Long-Term and Short-Term Debt), offset by purchases of treasury stock for tax withholding on share-based compensation of $5,467 (see Treasury Purchases) and payments of dividends and dividend equivalents of $3,427 (see Dividends and Dividend Equivalents).

Treasury Purchases. 30,388 RSUs vested and converted to common shares for employees during year to date ended June 30, 2020, of which we withheld and purchased for treasury 10,044 shares valued at $342 to cover payment of associated withholding taxes.

233,854 RSUs vested and converted to common shares for employees during year to date ended June 30, 2019, of which we withheld and purchased for treasury 77,002 shares valued at $5,467 to cover payment of associated withholding taxes.

Share Repurchases. On February 25, 2019, our Board of Directors approved a $25,000 share repurchase authorization commencing February 27, 2019, through February 27, 2022. Under the share repurchase program, we can repurchase stock from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws. This share repurchase program may be modified, suspended, or terminated by us at any time without prior notice. During the year to date ended June 30, 2020, 159,104 shares were repurchased under the program for $4,053.

Dividends and Dividend Equivalents

Dividend and Dividend Equivalent Information (per Share and Unit)
Declaration date	Record date	Payment date	Declared	Paid	Dividend payment	Dividend equivalent payment(a)(b)	Total payment(b)
2020
February 24, 2020	March 13, 2020	March 27, 2020	$0.12	$0.12	$2,047	$13	$2,060
April 28, 2020	May 22, 2020	June 5, 2020	0.12	0.12	2,027	14	2,041
			$0.24	$0.24	$4,074	$27	$4,101

2019
February 25, 2019	March 13, 2019	March 29, 2019	$0.10	$0.10	$1,701	$13	$1,714
April 29, 2019	May 15, 2019	May 31, 2019	0.10	0.10	1,702	11	1,713
			$0.20	$0.20	$3,403	$24	$3,427
(a) Dividend equivalent payments on unvested participating securities.
(b) Includes estimated forfeitures.

On July 28, 2020, our Board of Directors declared a quarterly dividend payable to stockholders of record as of August 21, 2020, of the Company’s Common Stock, and a dividend equivalent payable to holders of certain RSUs as of August 21, 2020, of $0.12 per share and per unit, payable on September 4, 2020.

Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including brand development and share repurchase activities) and the overall cost of capital. Total debt was $64,533 (net of unamortized loan fees of $1,477) at June 30, 2020, and $41,060 (net of unamortized loan fees of $448) at December 31, 2019.

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

Our principal sources of cash are product sales and borrowing on our Credit Agreement and Note Purchase Agreement. Under our Credit Agreement and Note Purchase Agreement, we must meet certain financial covenants and restrictions, and at June 30, 2020, we met those covenants and restrictions.

At June 30, 2020, our current assets exceeded our current liabilities by $177,843, largely due to our inventories, at cost, of $147,108. At June 30, 2020, our cash balance was $11,745 and we have used our Credit Agreement and Note Purchase Agreement for liquidity purposes, with $275,000 remaining for additional borrowings. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We regularly assess our cash needs and the available sources to fund these needs. While we currently believe we are well positioned with our credit agreement, we will continue to monitor the impact of the COVID-19 pandemic on our operations and liquidity needs. We utilize short-term and long-term debt to fund discretionary items, such as capital investments and dividend payments. In addition, we have strong operating results such that financial institutions should provide sufficient credit funding to meet short-term financing requirements, if needed.

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

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on weighted average outstanding variable-rate borrowings at June 30, 2020, a 100 basis point increase over the non-default rates actually in effect at such date would increase our interest expense on an annualized basis by $316. Based on weighted average outstanding fixed-rate borrowings at June 30, 2020, a 100 basis point increase in market rates would result in a decrease in the fair value of our outstanding fixed-rate debt of $1,783, and a 100 basis point decrease in market rates would result in an increase in the fair value of our outstanding fixed-rate debt of $1,890.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the quarter ended June 30, 2020, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There were no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Reference is made to Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2019, and Note 7 to this Report on Form 10-Q for information on certain proceedings to which we are subject.

We are a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us. On May 29, 2019 the Company was indicted in the U.S. District Court for the District of Kansas for alleged violations of the Clean Air Act related to a chemical release at the Company’s Atchison, Kansas facility on October 21, 2016. The Company and the Department of Justice resolved the allegations through a Plea Agreement entered with the Court on November 18, 2019, pursuant to which the Company agreed, among other things, to plead guilty to a misdemeanor negligent violation of the Clean Air Act and pay a fine of $1,000. On May 27, 2020, the Court accepted the Plea Agreement and sentenced the Company to pay a fine of $1,000 consistent with the terms of the parties’ resolution. The fine has been paid and the matter is terminated.

ITEM 1A.    RISK FACTORS

Risk factors are described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019. The following update, listed below, should be read in conjunction with the risk factors disclosed in our Form 10-K for the year ended December 31, 2019.
A failure of one or more of our key information technology ("IT") systems, networks, processes, associated sites, or those of our service providers could have a negative impact on our business.

We rely on IT systems, networks, and services, including internet sites, data hosting and processing facilities and tools, hardware (including laptops and mobile devices), software and technical applications and platforms, some of which are managed and hosted by third party vendors to assist us in the management of our business. The various uses of these IT systems, networks, and services include, but are not limited to: hosting our internal network and communication systems; enterprise resource planning; processing transactions; summarizing and reporting results of operations; business plans, and financial information; complying with regulatory, legal, or tax requirements; providing data security; and handling other processes necessary to manage our business. Any failure of our IT systems or those of our third party vendors could adversely impact our ability to operate. Routine maintenance or development of new IT systems may result in systems failures, which may have a material adverse effect on our business, financial condition, or results of operations.

Increased IT security threats and more sophisticated cyber crime pose a potential risk to the security of our IT systems, networks, and services, as well as the confidentiality, availability, and integrity of our data. This could lead to outside parties having access to our privileged data or strategic information or information regarding our employees, suppliers or customers. Any breach of our data security systems or failure of our IT systems may have a material adverse impact on our business operations and financial results. If the IT systems, networks or service providers we rely upon fail to function properly, or if we or our third party vendors suffer a loss or disclosure of business or other sensitive information due to any number of causes, including power outages, computer and telecommunications failures, viruses, phishing attempts, cyber-attacks, malware and ransomware attacks, security breaches, natural disasters, and errors by employees, and the disaster recovery plans do not effectively address these failures on a timely basis, we may suffer interruptions in our ability to manage operations and reputational, competitive, or business harm, which may have a material adverse effect on our business, financial condition, or results of operations. If our critical IT systems or back-up systems or those of our third party vendors were damaged or ceased to function properly, we might have to make a significant investment to repair or replace them. If a ransomware attack or other cybersecurity breach occurs, either internally or at our third-party technology service providers, it is possible we could be prevented from accessing our data which may cause interruptions or delays in our business, cause us to incur remediation costs or require us to pay ransom to a hacker which takes over our systems, or damage our reputation. In addition, such events could result in unauthorized disclosure of material confidential information, and we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us or to our partners, our employees, customers, and suppliers. Additionally, we could be exposed to potential liability, litigation, governmental inquiries, investigations or regulatory enforcement actions and we could be subject to the payment of fines or other penalties, legal claims by our suppliers, customers or employees and significant remediation costs. Although we maintain insurance coverage for various cybersecurity risks, we may incur costs or financial losses that are either not insured against or not fully covered through our insurance.

Despite the protections we had in place, in May 2020, we were affected by a ransomware attack that temporarily disrupted production at our Atchison facilities. Our financial information was not affected and there is no evidence that any sensitive or confidential company, supplier, customer or employee data was improperly accessed or extracted from our network. We estimate that the ransomware attack adversely impacted gross profit by $1,728, primarily as a result of the business interruption. We have insurance related to this event and are seeking to recover a portion, if not all, of any profit impact including the profit associated with any loss of revenue resulting from this event.

Following the attack, we implemented a variety of measures to further enhance our cybersecurity protections and minimize the impact of any future attack. Cyber threats are constantly evolving however, and although we continually assess and improve our protections, there can be no guarantee that a future cyber event will not occur.

The outbreak of the coronavirus ("COVID-19") has negatively impacted and could continue to negatively impact the global economy. In addition, the COVID-19 pandemic could continue to disrupt or otherwise negatively impact global credit markets and could disrupt or otherwise negatively impact our operations, including the demand for our products and our ability to produce and deliver our products.

The significant outbreak of COVID-19 has resulted in a widespread health crisis, which has negatively impacted and could continue to negatively impact the global economy. In addition, the global and regional impact of the outbreak, including official or unofficial quarantines and governmental restrictions on activities taken in response to the outbreak, could have a negative impact on our operations, including voluntary or mandatory temporary closures of our facilities or offices; interruptions in our supply chain, which could impact the cost or availability of raw materials; disruptions or restrictions on our ability to travel or to market and distribute our products; reduced consumer demand for our products or those of our customers due to bar and restaurant closures or reduced consumer traffic in bars, restaurants and other locations where our products or those of our customers are sold; and labor shortages. More broadly, the outbreak could lead to an economic downturn that could affect future demand for our products and those of our customers.

Furthermore, our facilities and those of our customers and suppliers have been required to comply with additional regulations and may be required to comply with new regulations imposed by state and local governments in response to the COVID-19 pandemic, including COVID-19 safety guidance for production and manufacturing facilities. Compliance with these measures, or new measures, may cause increases in the cost, or delays or reduction in the volume, of products produced at our facilities or those of our suppliers.

The COVID-19 outbreak has disrupted credit markets, and may continue to disrupt or negatively impact credit markets, which could adversely affect the availability and cost of capital. Such impacts could limit our ability to fund our operations and satisfy our obligations.

The response to COVID-19 has resulted in in social distancing, travel bans, temporary closures of businesses, shelter-in-place orders, and quarantines, among other measures. Although certain of the restrictions have begun, and may continue, to ease in some places, the ongoing COVID-19 pandemic has limited and may continue to limit access to our facilities, customers, management, support staff, professional advisors and our independent auditors. These factors, in turn, may not only impact our operations, financial condition and demand for our products but our overall ability to react timely to mitigate the impact of this ongoing event. Also, these measures may continue to hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission.

The extent and potential short and long-term impact of the ongoing COVID-19 outbreak on our operational and financial performance will continue to depend on future developments, including the duration, severity and spread of the virus, actions that may be taken by governmental authorities and the impact on our supply chain, customers, operations, workforce and the financial markets, all of which remain highly uncertain and cannot be predicted. These and other potential impacts of an epidemic, pandemic or other health crisis, such as COVID-19, could therefore materially and adversely affect our business, financial condition and results of operations.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no unregistered sale of equity securities during the quarter ended June 30, 2020.

ISSUER PURCHASES OF EQUITY SECURITIES

	(1) Total Number of Shares (or Units) Purchased		(2) Average Price Paid per Share (or Unit)	(3) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(4) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 through April 30, 2020	—		$—	$—	$20,947,113	(b)
May 1, 2020 through May 31, 2020	—	(a)	$—	$—	$20,947,113	(b)
June 1, 2020 through June 30, 2020	—		$—	$—	$20,947,113	(b)
Total	—			$—

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
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter and year to date ended June 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2020, and December 31, 2019, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, (v) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three and six months ended June 30, 2020 and 2019, and (vi) the Notes to Condensed Consolidated Financial Statements.

*104	Cover Page Interactive Data Filed - formatted in iXBRL (Inline Extensible Business Reporting Language ) and contained in Exhibit 101

*Filed herewith

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date:	July 30, 2020	By	/s/ David J. Colo
David J. Colo, President and Chief Executive Officer

Date:	July 30, 2020	By	/s/ Brandon M. Gall
Brandon M. Gall, Vice President, Finance and Chief Financial Officer