Form 10-Q
period 2020-09-30
MGP INGREDIENTS INC
filed 2020-10-29
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
16,915,845 shares of Common Stock, no par value as of October 23, 2020

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Quarter Ended September 30,		Year to Date Ended September 30,
	2020	2019	2020	2019
Sales	$102,964	$90,685	$294,606	$270,282
Cost of sales	79,802	71,895	227,531	215,310
Gross profit	23,162	18,790	67,075	54,972
Selling, general and administrative expenses	9,510	7,186	28,377	23,981
Operating income	13,652	11,604	38,698	30,991
Interest expense, net and other	(409)	(364)	(1,349)	(937)
Income before income taxes	13,243	11,240	37,349	30,054
Income tax expense	2,862	3,025	8,636	4,208
Net income	10,381	8,215	28,713	25,846

Income attributable to participating securities	69	54	192	171
Net income attributable to common shareholders and used in earnings per share calculation	$10,312	$8,161	$28,521	$25,675

Basic and diluted weighted average common shares	16,916,675	17,027,068	16,943,130	17,006,226

Basic and diluted earnings per common share	$0.61	$0.48	$1.68	$1.51

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Quarter Ended September 30,		Year to Date Ended September 30,
	2020	2019	2020	2019
Net income	$10,381	$8,215	$28,713	$25,846
Other comprehensive income (loss), net of tax:
Change in Company-sponsored post-employment benefit plan	74	(7)	89	(9)
Comprehensive income	$10,455	$8,208	$28,802	$25,837

See accompanying notes to unaudited condensed consolidated financial statements

       MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	September 30, 2020	December 31, 2019
Current Assets
Cash and cash equivalents	$19,966	$3,309
Receivables (less allowance for doubtful accounts at September 30, 2020, and December 31, 2019 - $24)	52,673	40,931
Inventory	142,798	136,931
Prepaid expenses	3,928	2,048
Refundable income taxes	1,719	987
Total current assets	221,084	184,206

Property, plant, and equipment	323,755	313,958
Less accumulated depreciation and amortization	(194,112)	(185,539)
Property, plant, and equipment, net	129,643	128,419
Operating lease right-of-use assets, net	5,362	6,490
Other assets	5,657	3,482
Total assets	$361,746	$322,597

Current Liabilities
Current maturities of long-term debt	$412	$401
Accounts payable	29,055	29,511
Accrued expenses	14,938	9,383
Total current liabilities	44,405	39,295

Long-term debt, less current maturities	40,363	40,658
Credit agreement - revolver	13,733	1
Long-term operating lease liabilities	3,226	4,267
Deferred credits	1,035	1,233
Other noncurrent liabilities	4,818	4,170
Deferred income taxes	2,165	1,929
Total liabilities	109,745	91,553

Commitments and Contingencies (Note 7)
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 18,115,965 shares at September 30, 2020 and December 31, 2019; and 16,913,313 and 17,028,125 shares outstanding at September 30, 2020 and December 31, 2019, respectively	6,715	6,715
Additional paid-in capital	15,284	14,029
Retained earnings	253,354	230,784
Accumulated other comprehensive loss	(157)	(246)
Treasury stock, at cost, 1,202,652 and 1,087,840 at September 30, 2020 and December 31, 2019, respectively	(23,199)	(20,242)
Total stockholders’ equity	252,001	231,044
Total liabilities and stockholders’ equity	$361,746	$322,597
See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Year to Date Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net income	$28,713	$25,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,618	8,537
Loss (gain) on sale of assets	337	(138)
Share-based compensation	2,693	2,752
Deferred income taxes, including change in valuation allowance	460	952
Changes in operating assets and liabilities:
Receivables, net	(11,683)	(1,757)
Inventory	(5,673)	(17,424)
Prepaid expenses	(2,032)	(326)
Refundable income taxes	(673)	(2,138)
Accounts payable	2,196	(331)
Accrued expenses	5,647	(3,236)
Deferred credits	(198)	(249)
Other, net	52	(75)
Net cash provided by operating activities	29,457	12,413

Cash Flows from Investing Activities
Additions to property, plant, and equipment	(13,507)	(10,375)
Deferred compensation plan investments	—	(1,189)
Acquisition of business	(2,750)	—
Proceeds from sale of property	688	—
Other, net	56	—
Net cash used in investing activities	(15,513)	(11,564)

Cash Flows from Financing Activities
Payment of dividends and dividend equivalents	(6,144)	(5,141)
Purchase of treasury stock	(4,395)	(5,470)
Loan fees paid related to borrowings	(1,148)	—
Proceeds from long-term debt	—	20,000
Principal payments on long-term debt	(300)	(288)
Proceeds from credit agreement - revolver	54,700	14,140
Payments on credit agreement - revolver	(40,000)	(24,640)
Other, net	—	(78)
Net cash provided by (used in) financing activities	2,713	(1,477)

Increase (decrease) in cash and cash equivalents	16,657	(628)
Cash and cash equivalents, beginning of period	3,309	5,025
Cash and cash equivalents, end of period	$19,966	$4,397

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For Year to Date Ended September 30, 2020
(Unaudited) (Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2019	$4	$6,715	$14,029	$230,784	$(246)	$(20,242)	$231,044
Comprehensive income:
Net income	—	—	—	9,842	—	—	9,842
Other comprehensive loss	—	—	—	—	(6)	—	(6)
Dividends and dividend equivalents of $0.12 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(2,059)	—	—	(2,059)
Share-based compensation	—	—	902	—	—	—	902
Stock shares awarded, forfeited or vested	—	—	(567)	—	—	804	237
Stock shares repurchased	—	—	—	—	—	(4,395)	(4,395)
Balance, March 31, 2020	4	6,715	14,364	238,567	(252)	(23,833)	235,565
Comprehensive income:
Net income	—	—	—	8,490	—	—	8,490
Other comprehensive income	—	—	—	—	21	—	21
Dividends and dividend equivalents of $0.12 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(2,041)	—	—	(2,041)
Share-based compensation	—	—	662	—	—	—	662
Balance, June 30, 2020	4	6,715	15,026	245,016	(231)	(23,833)	242,697
Comprehensive income:
Net income	—	—	—	10,381	—	—	10,381
Other comprehensive income	—	—	—	—	74	—	74
Dividends and dividend equivalents of $0.12 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(2,043)	—	—	(2,043)
Share-based compensation	—	—	258	—	—	—	258
Stock shares awarded, forfeited, or vested	—	—	—	—	—	634	634
Balance, September 30, 2020	$4	$6,715	$15,284	$253,354	$(157)	$(23,199)	$252,001

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For Year to Date Ended September 30, 2019
(Unaudited) (Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2018	$4	$6,715	$15,375	$198,914	$(164)	$(19,403)	$201,441
Comprehensive income:
Net income	—	—	—	9,720	—	—	9,720
Other comprehensive income	—	—	—	—	14	—	14
Dividends and dividend equivalents of $0.10 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(1,714)	—	—	(1,714)
Share-based compensation	—	—	1,031	—	—	—	1,031
Stock shares awarded, forfeited or vested	—	—	(3,770)	—	—	3,864	94
Stock shares repurchased	—	—	—	—	—	(5,467)	(5,467)
Adjustment related to Accounting Standards Update 2018-02 adoption	—	—	—	(69)	69	—	—
Balance, March 31, 2019	4	6,715	12,636	206,851	(81)	(21,006)	205,119
Comprehensive income:
Net income	—	—	—	7,911	—	—	7,911
Other comprehensive loss	—	—	—	—	(16)	—	(16)
Dividends and dividend equivalents of $0.10 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(1,713)	—	—	(1,713)
Share-based compensation	—	—	481	—	—	—	481
Stock shares awarded, forfeited, or vested	—	—	—	—	—	660	660
Balance, June 30, 2019	4	6,715	13,117	213,049	(97)	(20,346)	212,442
Comprehensive income:
Net income	—	—	—	8,215	—	—	8,215
Other comprehensive loss	—	—	—	—	(7)	—	(7)
Dividends and dividend equivalents of $0.10 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(1,713)	—	—	(1,713)
Share-based compensation	—	—	484	—	—	—	484
Stock shares repurchased	—	—	—	—	—	(1)	(1)
Balance, September 30, 2019	$4	$6,715	$13,601	$219,551	$(104)	$(20,347)	$219,420

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

Basis of Presentation and Principles of Consolidation. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements as of and for the quarter ended September 30, 2020, should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”).  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain amounts in 2019 consolidated financial statements have been reclassified to conform to the 2020 presentation.

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

Inventories are stated at lower of cost or net realizable value on the first-in, first-out, or FIFO, method.  Inventory valuations are impacted by constantly changing prices paid for key materials, primarily corn. Inventory consists of the following:

	September 30, 2020	December 31, 2019
Finished goods	$17,205	$16,654
Barreled distillate (bourbons and whiskeys)	108,406	104,249
Raw materials	5,234	4,920
Work in process	2,439	1,766
Maintenance materials	8,054	8,200
Other	1,460	1,142
Total	$142,798	$136,931

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

The Company’s Distillery Products segment routinely enters into bill and hold arrangements, whereby the Company produces and sells aged and unaged distillate to customers, and the product is barreled at the customer’s request and warehoused at a Company location for an extended period of time in accordance with directions received from the Company’s customers. Even though the aged and unaged distillate remains in the Company’s possession, a sale is recognized at the point in time when the customer obtains control of the product. Control is transferred to the customer in bill and hold transactions when: customer acceptance specifications have been met, legal title has transferred, the customer has a present obligation to pay for the product, and the risk and rewards of ownership have transferred to the customer. Additionally, all the following bill and hold criteria have to be met in order for control to be transferred to the customer: the customer has requested the product be warehoused, the product has been identified as separately belonging to the customer, the product is currently ready for physical transfer to the customer, and the Company does not have the ability to use the product or direct it to another customer.

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

Goodwill and Other Intangible Assets. The Company records goodwill and other indefinite-lived intangible assets in connection with various acquisitions of businesses and allocates the goodwill and other indefinite-lived intangible assets to its respective reporting units. The Company tests goodwill for impairment at least annually, in the fourth quarter, or on an interim basis if events and circumstances occur that would indicate it is more likely than not that the fair value of a reporting unit is less than the carrying value. To the extent that the carrying amount exceeds fair value, an impairment of goodwill is recognized and allocated to the reporting units. Judgment is required in the determination of reporting units, the assignment of assets and liabilities to reporting units, including goodwill, and the determination of fair value of the reporting units. The fair value of the reporting units was estimated using third party independent appraisals. The Company separately evaluates indefinite-lived intangible assets for impairment. As of September 30, 2020, the Company determined that goodwill was not impaired.

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

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $61,698 and $42,534 at September 30, 2020 and December 31, 2019, respectively. The financial statement carrying value of total debt was $54,508 (including unamortized loan fees) and $41,060 (including unamortized loan fees) at September 30, 2020 and December 31, 2019, respectively.  These fair values are considered Level 2 under the fair value hierarchy. Fair value disclosure for deferred compensation plan investments is included in Note 8.

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

Note 2.  Revenue

The following table presents the Company’s sales by segment and major products and services:

	Quarter Ended September 30,		Year to Date Ended September 30,
	2020	2019	2020	2019
Distillery Products
Brown goods	$34,365	$26,606	$88,975	$79,054
White goods	16,362	15,359	48,306	47,232
Premium beverage alcohol	50,727	41,965	137,281	126,286
Industrial alcohol	19,461	19,525	64,032	60,604
Food grade alcohol	70,188	61,490	201,313	186,890
Fuel grade alcohol	1,274	1,438	3,970	4,337
Distillers feed and related co-products	6,119	6,630	19,889	19,906
Warehouse services	4,041	3,737	11,641	10,762
Total Distillery Products	81,622	73,295	236,813	221,895

Ingredient Solutions
Specialty wheat starches	11,604	8,432	30,938	22,523
Specialty wheat proteins	7,994	6,166	20,372	15,884
Commodity wheat starches	1,596	2,300	5,247	7,575
Commodity wheat proteins	148	492	1,236	2,405
Total Ingredient Solutions	21,342	17,390	57,793	48,387

Total sales	$102,964	$90,685	$294,606	$270,282

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

	Distillery Products (a)	Ingredient Solutions	Total (a)
Balance, December 31, 2019	$1,850	$—	$1,850
Acquisitions	1,739	—	1,739
Balance, September 30, 2020	$3,589	$—	$3,589

(a) Includes $890 and $350 of trade names at September 30, 2020 and December 31, 2019, respectively. Trade names are considered indefinite-lived intangible assets.

Note 4.  Corporate Borrowings

The following table presents the Company’s outstanding indebtedness:

Description(a)	September 30, 2020	December 31, 2019
Credit Agreement - Revolver, 1.16% (variable rate) due 2025	$15,000	$—
Previous Credit Agreement - Revolver, 3.19% (variable rate) due 2022	—	300
Secured Promissory Note, 3.71% (fixed rate) due 2022	909	1,208
Prudential Note Purchase Agreement, 3.53% (fixed rate) due 2027	20,000	20,000
Prudential Note Purchase Agreement, 3.80% (fixed rate) due 2029	20,000	20,000
Total indebtedness outstanding	55,909	41,508
Less unamortized loan fees(b)	(1,401)	(448)
Total indebtedness outstanding, net	54,508	41,060
Less current maturities of long-term debt	(412)	(401)
Long-term debt and Credit Agreement - Revolver	$54,096	$40,659

(a) Interest rates are as of September 30, 2020, except for the Previous Credit Agreement which is as of December 31, 2019.
(b) Loan fees are being amortized over the life of the Credit Agreement and Note Purchase Agreement.

Credit Agreements. On February 14, 2020, the Company entered into a new credit agreement (the "Credit Agreement") with multiple participants lead by Wells Fargo Bank, National Association ("Wells Fargo Bank") that matures on February 14, 2025. The Credit Agreement replaced the Company's $150,000 Credit Agreement ("Previous Credit Agreement) with Wells Fargo Bank. The Credit Agreement provides for a $300,000 revolving credit facility. The Company may increase the facility from time to time by an aggregate principal amount of up to $100,000 provided certain conditions are satisfied and at the discretion of the lenders. The Company incurred $1,148 of new loan fees related to the Credit Agreement. The Credit Agreement includes certain requirements and covenants, which the Company was in compliance with at September 30, 2020. As of September 30, 2020, the Company’s total outstanding borrowings under the Credit Agreement were $15,000 leaving $285,000 available.

Note Purchase Agreements. The Company’s Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”), as amended by the First Amendment to Private Shelf Agreement as of February 14, 2020 and the Second Amendment to Private Shelf Agreement as of September 30, 2020 with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc., provides for the issuance of up to $105,000 of Senior Secured Notes and issuance of $20,000 of Senior Secured Notes. The deadline for issuing the notes under the shelf facility is August 23, 2023. During 2017, the Company issued $20,000 of Senior Secured Notes with a maturity date of August 23, 2027. During 2019, the Company issued $20,000 of additional Senior Secured Notes with a maturity date of April 30, 2029. The Note Purchase Agreement includes certain requirements and covenants, which the Company was in compliance with at September 30, 2020.

Note 5. Income Taxes
The Company’s tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the estimated annual effective tax rate is updated and a year to date adjustment is made to the provision. The Company’s quarterly effective tax rate can be subject to significant change due to the effect of discrete items arising in a given quarter.

Income tax expense for the quarter and year to date ended September 30, 2020, was $2,862 and $8,636, respectively, for an effective tax rate of 21.6 percent and 23.1 percent, respectively. The effective tax rate for quarter to date ended September 30, 2020 differed from the 21 percent federal statutory rate on pretax income, primarily due to state taxes, partially offset by state and federal tax credits, the release of a portion of the Company's valuation allowance and the deduction applicable to export activity. The effective tax rate for year to date ended September 30, 2020, differed from the 21 percent federal statutory rate on pretax income, primarily due to state taxes, partially offset by federal and state credits, and the deduction applicable to income derived from export activity.

Income tax expense for the quarter and year to date ended September 30, 2019, was $3,025 and $4,208, respectively, for an effective tax rate of 26.9 percent and 14.0 percent, respectively. The effective tax rate for quarter ended September 30, 2019, differed from the 21 percent federal statutory rate on pretax income, primarily due to state income taxes and the discrete tax impact of previously disclosed legal matters, partially offset by state and federal tax credits. The effective tax rate for year to date ended September 30, 2019, differed from the 21 percent federal statutory rate on pretax income, primarily due to the tax impact of vested share-based awards, the tax impact of state and federal tax credits, partially offset by state taxes, the discrete tax impact of previously disclosed legal matters, and certain compensation being subject to the compensation deduction limitations applicable for public companies.

In response to COVID-19, President Donald Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020. The CARES Act along with other guidance issued by the IRS provides for numerous tax provisions and other stimulus measures, including temporary suspension of certain payment requirements for the employer portion of Social Security taxes, deferral of income tax payments until July 15, 2020, and technical corrections from prior tax legislation. The Company is in the process of monetizing certain parts of the CARES Act, has resumed making estimated corporate income tax payments, and continues to monitor tax legislation for additional potential benefits available to the Company.

Note 6.  Equity and EPS

The computations of basic and diluted EPS:

	Quarter Ended September 30,		Year to Date Ended September 30,
	2020	2019	2020	2019
Operations:
Net income(a)	$10,381	$8,215	$28,713	$25,846
Less: Income attributable to participating securities(b)	69	54	192	171
Net income attributable to common shareholders	$10,312	$8,161	$28,521	$25,675

Share information:
Basic and diluted weighted average common shares(c)	16,916,675	17,027,068	16,943,130	17,006,226

Basic and diluted EPS	$0.61	$0.48	$1.68	$1.51

(a)Net income attributable to all shareholders.
(b)Participating securities included 115,399 and 112,865 unvested restricted stock units (“RSUs”), at September 30, 2020 and 2019, respectively.
(c)Under the two-class method, basic and diluted weighted average common shares at September 30, 2020 and 2019, exclude unvested participating securities.

Share Repurchase. On February 25, 2019, MGP's Board of Directors approved a $25,000 share repurchase authorization commencing February 27, 2019, through February 27, 2022. Under the share repurchase program, the Company can repurchase stock from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws. This share repurchase program may be modified, suspended, or terminated by the Company at any time without prior notice. During year to date ended September 30, 2020, the Company repurchased approximately 159,104 shares of MGP Common Stock for $4,053, resulting in $20,947 remaining under the share repurchase plan. The shares were repurchased in multiple tranches with the final purchase concluding on March 16, 2020.

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

In 2020, two putative class action lawsuits were filed in the United States District Court for District of Kansas, naming the Company and certain of its current and former executive officers as defendants, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs seek to pursue claims on behalf of a class consisting of purchasers or acquirers of the Company's Common Stock during certain specified periods (the “Class Periods”). On May 28, 2020, the two lawsuits were consolidated and the Court appointed City of Miami Fire Fighters’ and Police Officers’ Retirement Trust as lead plaintiff. The consolidated action is captioned In re MGP Ingredients, Inc. Securities Litigation and the file is maintained under Master File No. 2:20-cv-2090-DDCJPO. On July 22, 2020, the Retirement Trust filed a consolidated Amended Complaint. The Consolidated Complaint alleges that the defendants made false and/or misleading statements regarding the Company’s forecasts of sales of aged whiskey, and that, as a result the Company's Common Stock traded at artificially inflated prices throughout the Class Periods. The plaintiffs seek compensatory damages, interest, attorneys’ fees, costs, and unspecified equitable relief, but have not specified the amount of damages being sought. On September 8, 2020, defendants filed a Motion to Dismiss the Consolidated Amended Complaint. The Motion is pending. The Company intends to continue to vigorously defend itself in this action.

On May 11, 2020, Mitchell Dorfman, a shareholder in MGP, filed an action in the United States District Court for the District of Kansas, under the caption Dorfman, derivatively on behalf of MGP Ingredients v. Griffin, et al., Case 2:20-cv-02239. On June 4, 2020, Justin Carter, a shareholder in MGP, filed an action in the United States District Court for the District of Kansas, under the caption Carter, derivatively on behalf of MGP Ingredients v. Griffin, et al., Case 2:20-cv-02281. On June 18, 2020, Alexandra Kearns, a shareholder in MGP, filed an action in the District Court of Atchison County, Kansas, under the caption Kearns, derivatively on behalf of MGP Ingredients v. Griffin, et al., Case 2020-CV-000042. The defendants are certain of the Company’s current and former officers and directors. The Company is a nominal defendant in each action. Plaintiffs allege that the Company was damaged as a result of the conduct of the individual defendants alleged in the MGP Ingredients, Inc. Securities Litigation, the repurchase of company stock at artificially inflated prices, and compensation paid to the individual defendants. The Complaint in Dorfman asserts claims for violations of Sections 14(a), 10(b), and 20(a) of the Securities Exchange Act of 1934, breach of fiduciary duties, waste of corporate assets, and unjust enrichment. The Complaint in Carter asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, breach of fiduciary duties, waste of corporate assets, and unjust enrichment. The Petition in Kearns asserts claims for breach of fiduciary duties, waste of corporate assets, and unjust enrichment. The pleadings pray for an award of compensatory damages, including interest, in favor of the Company, for equitable relief related to the Company’s corporate governance, for disgorgement of compensation, and for an award of attorneys’ fees and costs. On July 13, 2020, defendants filed a Motion to Dismiss in Dorfman. The Motion is pending. On August 13, 2020, defendants filed a Motion to Stay the Kearns action pending the resolution of Dorfman. The Motion is pending.

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

As of September 30, 2020, 421,220 RSUs had been granted of the 1,500,000 shares approved under the 2014 Plan, and 107,622 shares had been granted of the 300,000 shares approved under the Directors’ Plan. As of September 30, 2020, there were 123,439 unvested RSUs under the Company’s long-term incentive plans and 115,399 were participating securities (Note 6).

Deferred Compensation Plan. The Company established an unfunded Executive Deferred Compensation Plan (“EDC Plan”) effective as of June 30, 2018, with a purpose to attract and retain highly-compensated key employees by providing participants with an opportunity to defer receipt of a portion of their salary, bonus, and other specified compensation. The Company’s obligations under this plan will change in conjunction with the performance of the participants’ investments, along with contributions to and withdrawals from the plan. Realized and unrealized gains (losses) on deferred compensation plan investments were included as a component of Interest expense, net and other in the Company’s Condensed Consolidated Statements of Income for the quarter ended September 30, 2020. For quarter and year to date ended September 30, 2020, the Company had a gain on deferred compensation plan investments of $185 and $352, respectively. For quarter ended September 30, 2019, the Company had a loss on deferred compensation plan investments of $30 and for year to date ended September 30, 2019 a gain on deferred compensation plan investments of $50.

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

At September 30, 2020 and December 31, 2019, the EDC Plan investments were $1,707 and $1,185, respectively, which were recorded in Other assets on the Company’s Condensed Consolidated Balance Sheets. The EDC Plan non-current liabilities were $2,222 and $1,337 at September 30, 2020 and December 31, 2019, respectively, and were included in Other noncurrent liabilities on the Company’s Condensed Consolidated Balance Sheets.

Note 9.  Operating Segments

At September 30, 2020 and 2019, the Company had two segments: Distillery Products and Ingredient Solutions. The Distillery Products segment consists of food grade alcohol and distillery co-products, such as distillers feed (commonly called dried distillers grain in the industry) and fuel grade alcohol. The Distillery Products segment also includes warehouse services, including barrel put away, storage, retrieval, and blending services. Ingredient Solutions segment consists of specialty starches and proteins and commodity starches and proteins.

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

	Quarter Ended September 30,		Year to Date Ended September 30,
	2020	2019	2020	2019
Sales to Customers
Distillery Products	$81,622	$73,295	$236,813	$221,895
Ingredient Solutions	21,342	17,390	57,793	48,387
Total	$102,964	$90,685	$294,606	$270,282

Gross Profit
Distillery Products	$17,307	$15,905	$51,559	$47,647
Ingredient Solutions	5,855	2,885	15,516	7,325
Total	$23,162	$18,790	$67,075	$54,972

Depreciation and Amortization
Distillery Products	$2,491	$2,274	$7,339	$6,628
Ingredient Solutions	480	384	1,402	1,123
Corporate	303	277	877	786
Total	$3,274	$2,935	$9,618	$8,537

Income (loss) before Income Taxes
Distillery Products	$15,707	$14,180	$46,374	$42,481
Ingredient Solutions	5,191	2,226	13,504	5,326
Corporate	(7,655)	(5,166)	(22,529)	(17,753)
Total	$13,243	$11,240	$37,349	$30,054

The following table allocates assets to each segment as of:

	September 30, 2020	December 31, 2019
Identifiable Assets
Distillery Products	$282,504	$271,766
Ingredient Solutions	40,442	30,802
Corporate	38,800	20,029
Total	$361,746	$322,597

Note 10.  Subsequent Events

Dividend. On October 27, 2020, the Company’s Board of Directors declared a quarterly dividend payable to stockholders of record as of November 20, 2020, of the Company’s Common Stock, and a dividend equivalent payable to holders of certain RSUs as of November 20, 2020, of $0.12 per share and per unit, payable on December 4, 2020.

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

On March 11, 2020, the World Health Organization classified the novel strain of coronavirus ("COVID-19") a global pandemic. The Company's business is part of the United States' critical infrastructure and thus is deemed to be an "essential business." As such, MGP is taking necessary and appropriate actions to protect its workforce as it continues its critical operations. MGP has created a COVID-19 cross functional team to implement a business continuity plan and address key aspects of COVID-19 as it affects its business, including enhanced workplace safety, supply chain monitoring, and other potential operational challenges the Company could face. We have continued to operate without any significant negative impacts; however this could be effected by voluntary or mandatory temporary closures of our facilities, interruptions to our supply chain or additional efforts to protect the health and safety of our employees.

As of the date of this report, the Company's operations, supply chain and customer demand have not been significantly affected by COVID-19; however, we are monitoring the situation closely. The Company has implemented social distancing at each of its facilities, provides health screenings and monitoring for employees, implemented work-from-home policies where the Company is able, and restricted travel across the organization. The Company has incurred incremental costs for hourly wage bonuses to the Company's production employees, supplies to implement health screenings, an extended sick leave policy and additional IT related expenses to enable employees to work-from-home. As of September 30, 2020, such incremental costs have been immaterial to the Company's financial statements. The Company cannot reasonably estimate the length of time or severity of the pandemic and cannot estimate the impact this pandemic will have on our consolidated financial results for 2020. See Risk Factors for future discussion of the potential adverse impacts of the COVID-19 pandemic on our business.

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

RESULTS OF OPERATIONS

Consolidated results

The table below details the consolidated results for the quarters ended September 30, 2020 and 2019:

	Quarter Ended September 30,
	2020	2019	2020 v. 2019
Sales	$102,964	$90,685	13.5%
Cost of sales	79,802	71,895	11.0
Gross profit	23,162	18,790	23.3
Gross margin %	22.5%	20.7%	1.8	pp(a)
Selling, general, and administrative (“SG&A”) expenses	9,510	7,186	32.3
Operating income	13,652	11,604	17.7
Operating margin %	13.3%	12.8%	0.5	pp
Interest expense, net and other	(409)	(364)	12.4
Income before income taxes	13,243	11,240	17.8
Income tax expense	2,862	3,025	(5.4)
Effective tax expense rate %	21.6%	26.9%	(5.3)	pp
Net income	$10,381	$8,215	26.4%
Net income margin %	10.1%	9.1%	1.0	pp
(a) Percentage points (“pp”).

Sales - Sales for quarter ended September 30, 2020 were $102,964, an increase of 13.5 percent compared to the year-ago quarter, which was the result of increased sales in both the Distillery Products and Ingredient Solutions segments. Within the Distillery Products segment, sales were up 11.4 percent, primarily due to an increase in the sales of brown goods and white goods within premium beverage alcohol. Within the Ingredient Solutions segment, sales were up 22.7 percent, primarily due to increased sales of specialty wheat starches and proteins (see Segment Results).

Gross profit - Gross profit for quarter ended September 30, 2020 was $23,162, an increase of 23.3 percent compared to the year-ago quarter. The increase was driven by an increase in gross profit in both the Ingredient Solutions and Distillery Products segment. In the Ingredient Solutions segment, gross profit increased by $2,970, or 102.9 percent. In the Distillery Products segment, gross profit increased by $1,402, or 8.8 percent. (see Segment Results).

SG&A expenses - SG&A expenses for quarter ended September 30, 2020 were $9,510, an increase of 32.3 percent compared to the year-ago quarter. The increase in SG&A was primarily due to higher incentive compensation expense and professional service fees, partially offset by decreased costs related to the EPA settlement discussed in Note 7.

Operating income - Operating income for quarter ended September 30, 2020 increased to $13,652 from $11,604 for quarter ended September 30, 2019, primarily due to an increase in gross profit in both the Ingredient Solutions and Distillery Products segment, partially offset by the increase in the previously described SG&A expenses.

Operating income, quarter versus quarter	Operating Income	Change
Operating income for quarter ended September 30, 2019	$11,604
Increase in gross profit - Ingredient Solutions segment(a)	2,970	25.6	pp(b)
Increase in gross profit - Distillery Products segment(a)	1,402	12.1	pp
Increase in SG&A expenses	(2,324)	(20.0)	pp
Operating income for quarter ended September 30, 2020	$13,652	17.7%

(a) See segment discussion.
(b) Percentage points (“pp”).

Income tax expense - Income tax expense for quarter ended September 30, 2020 was $2,862, for an effective tax rate of 21.6 percent. Income tax expense for the quarter ended September 30, 2019, was $3,025, for an effective tax rate of 26.9 percent. The decrease, quarter versus quarter, was primarily due to the release of a portion of the Company's valuation allowance.

Earnings per share (“EPS”) - EPS was $0.61 for quarter ended September 30, 2020, compared to $0.48 for quarter ended September 30, 2019. The change in EPS, quarter versus quarter, was primarily due to an increase in operations, and by a change in income tax expense as previously described.

Change in basic and diluted EPS, quarter versus quarter	Basic and Diluted EPS	Change
Basic and diluted EPS for quarter ended September 30, 2019	$0.48
Increase in operations(a)	0.09	18.8	pp(b)
Tax: Change in income tax	0.03	6.3	pp
Decrease in weighted average shares outstanding	0.01	2.1	pp
Basic and diluted EPS for quarter ended September 30, 2020	$0.61	27.2%
(a) Item is net of tax based on the effective tax rate for the base year (2019).
(b) Percentage points (“pp”).

The table below details the consolidated results for the year to date ended September 30, 2020 and 2019:

	Year to Date Ended September 30,
	2020	2019	2020 v. 2019
Sales	$294,606	$270,282	9.0%
Cost of sales	227,531	215,310	5.7
Gross profit	67,075	54,972	22.0
Gross margin %	22.8%	20.3%	2.5	pp(a)
SG&A expenses	28,377	23,981	18.3
Operating income	38,698	30,991	24.9
Operating margin %	13.1%	11.5%	1.6	pp
Interest expense, net and other	(1,349)	(937)	44.0
Income before income taxes	37,349	30,054	24.3
Income tax expense	8,636	4,208	105.2
Effective tax expense rate %	23.1%	14.0%	9.1	pp
Net income	$28,713	$25,846	11.1%
Net income margin %	9.7%	9.6%	0.1	pp
(a) Percentage points (“pp”).

Sales - Sales for year to date ended September 30, 2020 were $294,606, an increase of 9.0 percent compared to the year-ago period, which was the result of increased sales in both the Distillery Products and Ingredient Solutions segments. Within the Distillery Products segment, sales were up 6.7 percent, primarily due to an increase in the sales of brown goods within premium beverage alcohol, industrial alcohol, white goods within premium beverage alcohol, and warehouse services. Within the Ingredient Solutions segment, sales were up 19.4 percent, primarily due to increased sales of specialty wheat starches and proteins (see Segment Results).

Gross profit - Gross profit for year to date ended September 30, 2020 was $67,075, an increase of 22.0 percent compared to the year-ago period. The increase was driven by an increase in gross profit in both the Ingredient Solutions and Distillery Products segments. In the Ingredient Solutions segment, gross profit increased by $8,191, or 111.8 percent. In the Distillery Products segment, gross profit increase by $3,912, or 8.2 percent. Additionally, gross profits for both segments were negatively impacted by increased production costs due to the shutdown of the Atchison facilities as a result of the cyber-attack (see Segment Results).

SG&A expenses - SG&A expenses for year to date ended September 30, 2020 were $28,377, an increase of 18.3 percent compared to the year-ago period. The increase in SG&A was due to higher personnel and incentive compensation costs, inclusive of certain incremental costs incurred relating to the transition at the CEO position.

Operating income - Operating income for year to date ended September 30, 2020 increased to $38,698 from $30,991 for year to date period ended September 30, 2019, primarily due to a increase in gross profit in both the Ingredient Solutions and Distillery Products segments. These increases were partially offset by an increase in the above-described SG&A expenses.

Operating income, year to date versus year to date	Operating Income	Change
Operating income for year to date ended September 30, 2019	$30,991
Increase in gross profit - Ingredient Solutions segment(a)	8,191	26.4	pp(b)
Increase in gross profit - Distillery Products segment(a)	3,912	12.6	pp
Increase in SG&A expenses	(4,396)	(14.1)	pp
Operating income for year to date ended September 30, 2020	$38,698	24.9%
(a) See segment discussion.
(b) Percentage points (“pp”).

Income tax expense - Income tax expense for year to date ended September 30, 2020 was $8,636, for an effective tax rate of 23.1 percent. Income tax expense for the year to date ended September 30, 2019, was $4,208, for an effective tax rate of 14.0 percent. The increase, year to date versus year to date, was primarily due to the tax benefit of vested share-based awards realized in the prior year.

Earnings per share - EPS was $1.68 for year to date ended September 30, 2020, compared to $1.51 for year to date ended September 30, 2019. EPS increased, year to date versus year to date, primarily due to an increase in operations, partially offset by a change in income tax expense as previously described.

Change in basic and diluted EPS, year to date versus year to date	Basic and Diluted EPS	Change
Basic and diluted EPS for year to date ended September 30, 2019	$1.51
Increase in operations(a)	0.47	31.1	pp(b)
Decrease in weighted average shares outstanding	0.02	1.3	pp
Change in interest expense, net(a)	(0.03)	(2.0)	pp
Tax: Change in share-based compensation	(0.21)	(13.9)	pp
Tax: Change in effective tax rate (excluding above tax item)	(0.08)	(5.3)	pp
Basic and diluted EPS for year to date ended September 30, 2020	$1.68	11.2%
(a) Item is net of tax based on the effective tax rate for the base year (2019).
(b) Percentage points (“pp”).

SEGMENT RESULTS

Distillery Products

The following tables show selected financial information for the Distillery Products segment for the quarters ended September 30, 2020 and 2019.

	DISTILLERY PRODUCTS SALES
	Quarter Ended September 30,		Quarter versus Quarter Sales Change Increase/(Decrease)
	2020	2019	$ Change	% Change
Brown goods	$34,365	$26,606	$7,759	29.2%
White goods	16,362	15,359	1,003	6.5
Premium beverage alcohol	50,727	41,965	8,762	20.9
Industrial alcohol	19,461	19,525	(64)	(0.3)
Food grade alcohol	70,188	61,490	8,698	14.1
Fuel grade alcohol	1,274	1,438	(164)	(11.4)
Distillers feed and related co-products	6,119	6,630	(511)	(7.7)
Warehouse services	4,041	3,737	304	8.1
Total Distillery Products	$81,622	$73,295	$8,327	11.4%

	Change in Quarter versus Quarter Sales Attributed to:
	Total (a)	Volume(b)	Net Price/Mix(c)
Premium beverage alcohol	20.9%	25.7%	(4.8)%

	Other Financial Information
	Quarter Ended September 30,		Quarter versus Quarter Increase / (Decrease)
	2020	2019	$ Change	% Change
Gross profit	$17,307	$15,905	$1,402	8.8%
Gross margin %	21.2%	21.7%		(0.5)	pp(d)
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
(d) Percentage points (“pp”).

Total sales of Distillery Products for the quarter ended September 30, 2020 increased by $8,327, or 11.4 percent, compared to the prior year quarter. Sales of brown goods and white goods within premium beverage alcohol and warehouse services increased while distillers feed and related co-products, fuel grade alcohol and industrial alcohol decreased compared to the prior year quarter. The increase in sales of brown goods was driven by higher sales volume partially offset by lower average selling price. The increase in white goods was driven by higher sales volume and favorable average selling price. These increases were slightly offset by a decrease in distillers feed and related co-products and fuel grade alcohol which were driven by lower average selling price and lower sales volumes. The slight decrease in sales of industrial alcohol was driven by lower sales volume, partially offset by higher sales price.

Gross profit increased quarter versus quarter by $1,402, or 8.8 percent. Gross margin for the quarter ended September 30, 2020 decreased to 21.2 percent from 21.7 percent for the prior year quarter. The increase in gross profit was primarily due to higher sales volume on brown goods as well as decreased input costs and favorable average selling price on industrial alcohol. The increase in gross profit was partially offset by higher costs relating to a reduction in brown goods put-away for aging during the quarter, lower average selling price on brown goods and higher input costs of white goods, as well as lower average selling price and lower sales volume on distillers feed and related co-products.

The following tables show selected financial information for the Distillery Products segment for the year to date ended September 30, 2020 and 2019.

	DISTILLERY PRODUCTS SALES
	Year to Date Ended September 30,		Year to Date versus Year to Date Sales Change Increase/(Decrease)
	2020	2019	$ Change	% Change
Brown Goods	$88,975	$79,054	$9,921	12.5%
White Goods	48,306	47,232	1,074	2.3
Premium beverage alcohol	137,281	126,286	10,995	8.7
Industrial alcohol	64,032	60,604	3,428	5.7
Food grade alcohol	201,313	186,890	14,423	7.7
Fuel grade alcohol	3,970	4,337	(367)	(8.5)
Distillers feed and related co-products	19,889	19,906	(17)	(0.1)
Warehouse services	11,641	10,762	879	8.2
Total Distillery Products	$236,813	$221,895	$14,918	6.7%

	Change in Year to Date versus Year to Date Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Premium beverage alcohol	8.7%	11.1%	(2.4)%

	Other Financial Information
	Year to Date Ended September 30,		Year to Date versus Year to Date Increase / (Decrease)
	2020	2019	$ Change	% Change
Gross profit	$51,559	$47,647	$3,912	8.2%
Gross margin %	21.8%	21.5%		0.3	pp(d)

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
(d) Percentage points (“pp”).

Total sales of Distillery Products for year to date ended September 30, 2020 increased by $14,918, or 6.7 percent compared to the year-ago period. Sales of brown goods within premium beverage alcohol, industrial alcohol, white goods within premium beverage alcohol, and warehouse services increased, while sales of fuel grade alcohol and distillers feed and related co-products decreased compared to the year-ago period. The increase in brown goods was due to increased sales volume, partially offset by a decrease in average selling price. The increase in industrial alcohol and white goods was due to increased sales volume and favorable average selling price. These increases were partially offset by lost potential sales volume due to the shutdown of the Atchison facilities as a result of the cyber-attack.

Gross profit for year to date ended September 30, 2020 increased by $3,912, or 8.2 percent compared to the year-ago period. Gross margin for year to date ended September 30, 2020 increased to 21.8 percent from 21.5 percent for the prior year period. The increase in gross profit was primarily due to higher sales volumes on brown goods and favorable average selling price on industrial alcohol and white goods. The increase in gross profit was partially offset by higher costs relating to a reduction in brown goods put-away for aging, lower average selling price on brown goods, and increased production costs due to the shutdown of the Atchison facilities as a result of the cyber-attack.

Ingredient Solutions

The following tables show selected financial information for the Ingredient Solutions segment for the quarter ended September 30, 2020 and 2019.

	INGREDIENT SOLUTIONS SALES
	Quarter Ended September 30,		Quarter versus Quarter Sales Change Increase / (Decrease)
	2020	2019	$ Change	% Change
Specialty wheat starches	$11,604	$8,432	$3,172	37.6%
Specialty wheat proteins	7,994	6,166	1,828	29.6
Commodity wheat starches	1,596	2,300	(704)	(30.6)
Commodity wheat proteins	148	492	(344)	(69.9)
Total Ingredient Solutions	$21,342	$17,390	$3,952	22.7%

	Change in Quarter versus Quarter Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Total Ingredient Solutions	22.7%	10.2%	12.5%

	Other Financial Information
	Quarter Ended September 30,		Quarter versus Quarter Increase / (Decrease)
	2020	2019	$ Change	% Change
Gross profit	$5,855	$2,885	$2,970	102.9%
Gross margin %	27.4%	16.6%		10.8	pp(d)

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
(d) Percentage points (“pp”).

Total Ingredient Solutions sales for quarter ended September 30, 2020 increased by $3,952, or 22.7 percent, compared to the prior year quarter. Quarter versus quarter, this increase was driven by higher sales of specialty wheat starches and proteins, partially offset by a decrease in sales of commodity wheat starches and proteins. The increase in sales of specialty wheat starches and proteins was primarily driven by increased sales volume. These increases were partially offset by decreased sales volume of commodity wheat starches and proteins.
Gross profit increased quarter versus quarter by $2,970, or 102.9 percent. Gross margin for the quarter ended September 30, 2020 increased to 27.4 percent from 16.6 percent for the prior year quarter. The increase in gross profit was primarily driven by the increased sales volume of specialty wheat starches and proteins and decreased sales volume of commodity wheat starches and proteins (mix). Additionally, gross profit was positively impacted by the optimization of higher margin specialty products to meet the increased demand of customers' high fiber and high protein products.

The following tables show selected financial information for the Ingredient Solutions segment for the year to date September 30, 2020 and 2019.

	INGREDIENT SOLUTIONS SALES
	Year to Date Ended September 30,		Year to Date versus Year to Date Sales Change Increase/(Decrease)
	2020	2019	$ Change	% Change
Specialty wheat starches	$30,938	$22,523	$8,415	37.4%
Specialty wheat proteins	20,372	15,884	4,488	28.3
Commodity wheat starches	5,247	7,575	(2,328)	(30.7)
Commodity wheat proteins	1,236	2,405	(1,169)	(48.6)
Total Ingredient Solutions	$57,793	$48,387	$9,406	19.4%

	Change in Year to Date versus Year to Date Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Total Ingredient Solutions	19.4%	5.3%	14.1%

	Other Financial Information
	Year to Date Ended September 30,		Year to Date versus Year to Date Increase / (Decrease)
	2020	2019	$ Change	% Change
Gross profit	$15,516	$7,325	$8,191	111.8%
Gross margin %	26.8%	15.1%		11.7	pp(d)

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
(d) Percentage points (“pp”).

Total Ingredient Solutions sales for year to date ended September 30, 2020 increased by $9,406, or 19.4 percent, compared to the prior year period. The increase in Ingredient Solutions sales was driven by higher sales of specialty wheat starches and proteins, partially offset by a decrease in sales of commodity wheat starches and proteins. The increase in sales of specialty wheat starches was driven by increased sales volume and favorable average selling prices. The increase in sales of specialty wheat proteins was driven by increased sales volume, partially offset by unfavorable average selling prices. These increases were partially offset by decreased sales volume of commodity wheat starches and proteins, and by lost potential sales volume due to the shutdown of the Atchison facilities as a result of the cyber-attack.
Gross profit increased by $8,191, or 111.8 percent for year to date ended September 30, 2020 compared to the prior year period. Gross margin for the year to date ended September 30, 2020 increased to 26.8 percent from 15.1 percent for the prior year period. The increase in gross profit was primarily driven by the increased sales volume and favorable average selling prices of specialty wheat starches and proteins and decreased sales volume of commodity wheat starches and proteins (mix). Additionally, gross profit was positively impacted by the optimization of higher margin specialty products to meet the increased demand of customers' high fiber and high protein products. These increases in gross profit were offset by increased production costs due to the shutdown of the Atchison facilities as a result of the cyber-attack.

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

Cash Flow Summary

	Year to Date Ended September 30,		Changes, quarter versus quarter Increase / (Decrease)
	2020	2019
Cash provided by operating activities	$29,457	$12,413	$17,044

Cash used in investing activities	(15,513)	(11,564)	(3,949)

Cash provided by (used in) financing activities	2,713	(1,477)	4,190

Increase (decrease) in cash and cash equivalents	$16,657	$(628)	$17,285

Cash increased $16,657 for year to date ended September 30, 2020, compared to a decrease of $628 for year to date ended September 30, 2019, for a net increase in cash of $17,285, period versus period.

Operating Activities. Cash provided by operating activities for year to date ended September 30, 2020 was $29,457. The cash provided by operating activities during year to date ended September 30, 2020 resulted primarily from net income of $28,713, adjustments for non-cash or non-operating charges of $13,108 including depreciation and amortization, and share-based compensation, partially offset by uses of cash due to changes in operating assets and liabilities of $12,364. The primary drivers of the changes in operating assets and liabilities were $11,683 use of cash related to an increase in accounts receivables, net due to the timing of customer payments as well as increased sales during the quarter, $5,673 use of cash related to an increase in inventories, primarily barreled distillate, and $2,032 use of cash related to an increase in prepaid expenses due to an increase in prepaid insurance and vendor deposits. These uses of cash were partially offset by $5,647 cash provided by accrued expenses primarily related to incentive compensation expenses and $2,196 cash provided by accounts payable related to the timing of cash disbursements.

Cash provided by operating activities for year to date ended September 30, 2019 was $12,413. The cash provided by operating activities during year to date ended September 30, 2019 resulted primarily from net income of $25,846, adjustments for non-cash or non-operating charges of $12,103, including depreciation and amortization and share-based compensation, partially offset by uses of cash due to changes in operating assets and liabilities of $25,536. The primary drivers of the changes in operating assets and liabilities were $17,424 use of cash related to an increase in inventories, primarily barreled distillate, $3,236 use of cash related to accrued expenses, $2,138 use of cash related to refundable income taxes, primarily due to discrete items and lower than expected income before taxes, and $1,757 use of cash related to an increase in receivables, due to increased sales and timing of customer payments.

Investing Activities. Cash used in investing activities for year to date ended September 30, 2020 was $15,513, which resulted from additions to property, plant and equipment of $13,507 (see Capital Spending) and the acquisition of a business of $2,750, partially offset by proceeds from sale of property of $688. Cash used in investing activities for year to date ended September 30, 2019 was $11,564, which primarily resulted from additions to property, plant and equipment of $10,375 (see Capital Spending) and an increase in the deferred compensation plan investments of $1,189.

Capital Spending. We manage capital spending to support our business growth plans. Investments in property, plant and equipment were $13,507 and $10,375 for year to date ended September 30, 2020 and 2019, respectively. Adjusted for the change in capital expenditures in accounts payable for year to date ended September 30, 2020 and 2019, of $(2,654) and $(832), respectively, total capital expenditures were $10,853 and $9,543, respectively. We expect approximately $19,600 in capital expenditures in 2020 for facility improvement and expansion (including warehouse expansion), facility sustenance projects, and environmental health and safety projects.

As part of our strategic plan to support the growth of the American Whiskey category, we previously announced a warehouse expansion project. As of September 30, 2020, we had incurred approximately $49,900 of the total investment, which completes our current warehouse expansion project.

Financing Activities. Cash provided by financing activities for year to date ended September 30, 2020 was $2,713, primarily due to net proceeds from debt of $13,252 (see Long-Term and Short-Term Debt), partially offset by dividends and dividend equivalents of $6,144 (see Dividends and Dividend Equivalents) and purchases of treasury stock of $4,395 (see Treasury Purchases and Stock Repurchases).

Cash used in financing activities for year to date ended September 30, 2019 was $1,477, primarily due to net proceeds from debt of $9,212 (See Long-Term and Short-Term Debt), offset by purchases of treasury stock for tax withholding on share-based compensation of $5,470 (see Treasury Purchases) and payments of dividends and dividend equivalents of $5,141 (see Dividends and Dividend Equivalents).

Treasury Purchases. 30,404 RSUs vested and converted to common shares for employees during year to date ended September 30, 2020, of which we withheld and purchased for treasury 10,051 shares valued at $342 to cover payment of associated withholding taxes.

245,538 RSUs vested and converted to common shares for employees during year to date ended September 30, 2019, of which we withheld and purchased for treasury 77,014 shares valued at $5,468 to cover payment of associated withholding taxes.

Share Repurchases. On February 25, 2019, our Board of Directors approved a $25,000 share repurchase authorization commencing February 27, 2019, through February 27, 2022. Under the share repurchase program, we can repurchase stock from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws. This share repurchase program may be modified, suspended, or terminated by us at any time without prior notice. During the year to date ended September 30, 2020, 159,104 shares were repurchased under the program for $4,053.

Dividends and Dividend Equivalents

Dividend and Dividend Equivalent Information (per Share and Unit)
Declaration date	Record date	Payment date	Declared	Paid	Dividend payment	Dividend equivalent payment(a)(b)	Total payment(b)
2020
February 24, 2020	March 13, 2020	March 27, 2020	$0.12	$0.12	$2,047	$13	$2,060
April 28, 2020	May 22, 2020	June 5, 2020	0.12	0.12	2,027	14	2,041
July 28, 2020	August 21, 2020	September 4, 2020	0.12	0.12	2,029	14	2,043
			$0.36	$0.36	$6,103	$41	$6,144

2019
February 25, 2019	March 13, 2019	March 29, 2019	$0.10	$0.10	$1,701	$13	$1,714
April 29, 2019	May 15, 2019	May 31, 2019	0.10	0.10	1,702	11	1,713
July 29, 2019	August 14, 2019	August 30, 2019	0.10	0.10	1,703	11	1,714
			$0.30	$0.30	$5,106	$35	$5,141
(a) Dividend equivalent payments on unvested participating securities.
(b) Includes estimated forfeitures.

On October 27, 2020, our Board of Directors declared a quarterly dividend payable to stockholders of record as of November 20, 2020, of the Company’s Common Stock, and a dividend equivalent payable to holders of certain RSUs as of November 20, 2020, of $0.12 per share and per unit, payable on December 4, 2020.

Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including brand development and share repurchase activities) and the overall cost of capital. Total debt was $54,508 (net of unamortized loan fees of $1,401) at September 30, 2020, and $41,060 (net of unamortized loan fees of $448) at December 31, 2019.

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

Our principal sources of cash are product sales and borrowing on our Credit Agreement and Note Purchase Agreement. Under our Credit Agreement and Note Purchase Agreement, we must meet certain financial covenants and restrictions, and at September 30, 2020, we met those covenants and restrictions.

At September 30, 2020, our current assets exceeded our current liabilities by $176,679, largely due to our inventories, at cost, of $142,798. At September 30, 2020, our cash balance was $19,966 and we have used our Credit Agreement and Note Purchase Agreement for liquidity purposes, with $285,000 remaining for additional borrowings. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We regularly assess our cash needs and the available sources to fund these needs. While we currently believe we are well positioned with our credit agreement, we will continue to monitor the impact of the COVID-19 pandemic on our operations and liquidity needs. We utilize short-term and long-term debt to fund discretionary items, such as capital investments and dividend payments. In addition, we have strong operating results such that financial institutions should provide sufficient credit funding to meet short-term financing requirements, if needed.

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

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on weighted average outstanding variable-rate borrowings at September 30, 2020, a 100 basis point increase over the non-default rates actually in effect at such date would increase our interest expense on an annualized basis by $213. Based on weighted average outstanding fixed-rate borrowings at September 30, 2020, a 100 basis point increase in market rates would result in a decrease in the fair value of our outstanding fixed-rate debt of $1,704, and a 100 basis point decrease in market rates would result in an increase in the fair value of our outstanding fixed-rate debt of $1,802.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the quarter ended September 30, 2020, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There were no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no unregistered sale of equity securities during the quarter ended September 30, 2020.

ISSUER PURCHASES OF EQUITY SECURITIES

	(1) Total Number of Shares (or Units) Purchased		(2) Average Price Paid per Share (or Unit)	(3) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(4) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 through July 31, 2020	7	(a)	$30.70	$—	$20,947,113	(b)
August 1, 2020 through August 31, 2020	—		$—	$—	$20,947,113	(b)
September 1, 2020 through September 30, 2020	—		$—	$—	$20,947,113	(b)
Total	7			$—

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
10.1
Second Amendment to Note Purchase and Private Shelf Agreement between MGP Ingredients, Inc. and certain noteholders affiliated with PGIM, Inc., dated September 30, 2020 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed October 2, 2020 (File Number 000-17196))

*31.1	CEO Certification pursuant to Rule 13a-14(a)
*31.2	CFO Certification pursuant to Rule 13a-14(a)
*32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*32.2	CFO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter and year to date ended September 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2020, and December 31, 2019, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, (v) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2020 and 2019, and (vi) the Notes to Condensed Consolidated Financial Statements.

*104	Cover Page Interactive Data Filed - formatted in iXBRL (Inline Extensible Business Reporting Language ) and contained in Exhibit 101

*Filed herewith

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date:	October 29, 2020	By	/s/ David J. Colo
David J. Colo, President and Chief Executive Officer

Date:	October 29, 2020	By	/s/ Brandon M. Gall
Brandon M. Gall, Vice President, Finance and Chief Financial Officer