Form 10-K
period 2020-12-31
MGP INGREDIENTS INC
filed 2021-02-25
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as reported by NASDAQ on June 30, 2020, was $480,094,591.

The number of shares of the registrant’s common stock, no par value ("Common Stock") outstanding as of February 19, 2021 was 16,919,797.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference:

(1)Portions of the MGP Ingredients, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on June 17, 2021 are incorporated by reference into Part III of this report to the extent set forth herein.

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

GENERAL INFORMATION

MGP is a leading producer and supplier of premium distilled spirits and specialty wheat protein and starch food ingredients. Distilled spirits include premium bourbon and rye whiskeys and grain neutral spirits ("GNS"), including vodka and gin. MGP is also a top producer of high quality industrial alcohol for use in both food and non-food applications. Our protein and starch food ingredients provide a host of functional, nutritional, and sensory benefits for a wide range of food products to serve the packaged goods industry. Our distillery products are derived from corn and other grains, and our ingredient products are derived primarily from wheat flour.  The majority of our distillery and ingredient product sales are made directly, or through distributors, to manufacturers and processors of finished packaged goods or to bakeries.

Recent Developments

Acquisition of Luxco. On January 22, 2021, we entered into a definitive agreement to acquire Luxco, Inc., and its affiliated companies ("Luxco"). Luxco is a leading branded beverage alcohol company across various categories, with a more than 60-year business heritage. As a result of the Luxco acquisition, we expect to increase our scale and market position in the branded-spirits sector and strengthen our platform for future growth of higher valued-added products. Under the terms of the agreement, Luxco shareholders will receive $237,500 in cash (less assumed indebtedness) and 5,007,833 shares of MGP Common Stock. The purchase price is subject to customary purchase price adjustments, including working capital, which adjustments are anticipated to be paid in cash. The transaction is anticipated to be completed during the first half of 2021, subject to regulatory approvals and customary closing conditions (See Part I, Item 1A - Risk Factors and Note 15 for additional information).
INFORMATION ABOUT SEGMENTS

As of December 31, 2020, we had two reportable segments: Distillery Products and Ingredient Solutions.

Distillery Products Segment. We process corn and other grains (including rye, barley, wheat, barley malt, and milo) into food grade alcohol and distillery co-products, such as distillers feed (commonly called dried distillers grain in the industry), fuel grade alcohol, and corn oil. We also provide warehouse services, including barrel put away, barrel storage, and barrel retrieval services, as well as blending services. We have certain contracts with customers to supply distilled products (or "distillate"), as well as certain contracts with customers to provide barreling and warehousing services.  Contracts with customers may be monthly, annual, and multi-year with periodic reviews of pricing.  Sales of fuel grade alcohol are made on the spot market.  Since 2015, our Distillery Products segment includes production and sales of our own branded alcohol products, including sales under the following brands: TILL® American Wheat Vodka, George Remus® Straight Bourbon Whiskey, Remus Repeal Reserve® Straight Bourbon Whiskey, Tanner’s Creek® Blended Bourbon Whiskey, Rossville Union® Straight Rye Whiskey, Eight & Sand Blended Bourbon Whiskey and Green Hat® Gin. During 2020, our five largest Distillery Products customers, combined, accounted for 18.9 percent of our consolidated sales.

Food Grade Alcohol - The majority of our distillery capacities are dedicated to the production of high quality, high purity food grade alcohol for beverage and industrial applications.

Food grade alcohol sold for beverage applications, premium beverage alcohol, consists primarily of premium bourbon and rye whiskeys ("brown goods") and GNS, including vodka and gin ("white goods").  Our premium bourbon is created by distilling grains, primarily corn. Our whiskey is made from fermented grain mash, including rye and corn. Our whiskeys are sold as aged and unaged distillate, which may be further aged by our customers or warehoused at our facilities, and are sold at various proof concentrations. Our GNS is sold in bulk quantities at various proof concentrations. Our gin is created by redistilling GNS together with proprietary formulations of botanicals or botanical oils.

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

Ingredient Solutions Segment. Our Ingredient Solutions segment consists primarily of specialty wheat starches, specialty wheat proteins, commodity wheat starches, and commodity wheat proteins. Contracts with Ingredient Solutions customers are generally price, volume, and term agreements, which are fixed-term contracts, with very few agreements longer than 12 months in duration.  During 2020, our five largest Ingredient Solutions customers, combined, accounted for 13.4 percent of our consolidated sales.

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

Specialty Wheat Proteins - We have developed a number of specialty wheat proteins for food applications. Specialty wheat proteins are derived from vital wheat gluten through a variety of proprietary processes which change its molecular structure.  Specialty wheat proteins for food applications include the products Arise® and Proterra®.

We produce clean label ingredients under our Arise® line of wheat protein isolates. Along with Arise® 8000, this series includes Arise® 8100 and Arise® 8200. Each of these ingredients is also Non-Genetically Modified Organism ("Non-GMO") Project Verified. We also offer a Non-GMO Project Verified food ingredients portfolio of Proterra® 1000, Proterra® 2000, and plant protein combinations textured and ready for meat replacement applications. Additionally, we offer gluten free textured pea proteins.

Our specialty wheat proteins generally compete with other ingredients and modified proteins having similar characteristics, primarily soy proteins and other wheat proteins, with differentiation being based on factors such as functionality, price, and, in the case of food applications, flavor.

Commodity Wheat Starches - As is the case with value added wheat starches, our commodity wheat starches have both food and non-food applications, but such applications are more limited than those of value added wheat starches and typically sell for a lower price in the marketplace.  Commodity wheat starches compete primarily with other commodity starches, corn starches and tapioca. Marketplace prices generally track the fluctuations in the overall commodity markets in this category.

Commodity Wheat Proteins - Commodity wheat protein, or vital wheat gluten, is a free-flowing light tan powder which contains approximately 75 percent protein.  When we process wheat flour to derive starch, we also derive vital wheat gluten.  Vital wheat gluten is added by bakeries and food processors to baked goods, such as breads, and to pet foods, cereals, processed meats, and fish and poultry to improve the nutritional content, texture, strength, shape, and volume of the product.  The neutral flavor and color of vital wheat gluten also enhances the flavor and color of certain foods.  The cohesiveness and elasticity of the gluten enables the dough in wheat and other high protein breads to rise and to support added ingredients, such as whole cracked grains, raisins and fibers.  This allows bakers to make an array of different breads by varying the gluten content of the dough.  Vital wheat gluten is also added to white breads, hot dog buns, and hamburger buns to improve the strength and cohesiveness of the product. Additionally, our wheat gluten is being used in more vegan and vegetarian food options than in years past. This is a relatively new application and is generating additional volume opportunities in this segment.

COMPETITIVE CONDITION
While we believe that the overall market environment offers considerable growth opportunities for us in 2021 and beyond, the markets in which our products are sold are competitive. Our products compete against similar products of many large and small companies. In our Distillery Products segment, competition is based primarily on product innovation, product characteristics, functionality, price, service, and quality factors, such as flavor. In our Ingredient Solutions segment, competition is based primarily on product innovation, product characteristics, price, name, color, flavor, or other properties that affect how the ingredient is being used.

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

SEASONALITY

Sales for some of our products, including brown goods, can fluctuate from period to period due to inherent demands and timing of our customers needs; however, our sales are generally not seasonal.

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

In 2020, we purchased most of our grain requirements from two suppliers, Bunge Milling, Inc. ("Bunge") and Consolidated Grain and Barge Co. ("CGB"). Our current grain supply contracts with Bunge and CGB expire on December 31, 2021 and December 31, 2023, respectively. Through these contracts, we purchase grain for delivery into the future at negotiated prices based on several factors.  We also order wheat flour for delivery into the future at negotiated prices based on several factors.  We purchase most of our wheat flour through a supply contract with Ardent Mills, which expires August 20, 2023. We typically enter contracts for future delivery only to protect margins on contracted alcohol sales, expected ingredient sales, and general usage.

Our principal packaging material for our Distillery Products segment is oak barrels. Both new and used barrels are utilized for the aging of premium bourbon and rye whiskeys. We purchase oak barrels from multiple suppliers and some customers supply their own barrels.

We also source food grade alcohol from Pacific Ethanol Central, LLC ("Pacific Ethanol"), formerly Illinois Corn Processing, LLC ("ICP").

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

HUMAN CAPITAL

As of December 31, 2020, we had a total of 360 employees.  A collective bargaining agreement, covering 103 employees at the Atchison facility, expires on August 31, 2024.  A collective bargaining agreement, covering 64 employees at the Lawrenceburg facility, expires on December 31, 2022.  We have not experienced any recent work stoppages, and we consider our relationship with our employees to be good. Headcount by facility is as follows:

•Atchison, Kansas - 237
•Lawrenceburg, Indiana - 120
•Washington, D.C. - 3

We believe our employees are key to achieving our business objectives. Our key human capital measures include employee safety, turnover, absenteeism and productivity. We frequently benchmark our compensation practices and benefits programs against those of comparable industries and in the geographic areas where our facilities are located. We believe that our compensation and employee benefits are competitive and allow us to attract and retain skilled and unskilled labor throughout our organization. Our notable health, welfare and retirement benefits include:

•Company subsidized health insurance
•401(k) Plan with Company matching contributions
•Tuition assistance program
•Paid time off

Employee safety is one of our top priorities. We develop and administer company-wide policies designed to ensure the safety of each team member and compliance with Occupational Safety and Health Administration ("OSHA") standards. This includes a program called Safety Up, which promotes safety from the plant floor up and includes employee-led safety meetings, training and assessments, and weekly safety audits. Throughout the COVID-19 pandemic we were deemed an essential employer and continued to operate with COVID-19 prevention protocols in place to minimize the risk of the spread of COVID-19 in our workplaces. Many of our administrative staff were encouraged or required to work from home. These protocols remain in place and will continue so long as the pandemic continues.

Our Company strives for workforce retention. We have programs for continuing education through our MGP University and also provide tuition reimbursement. New and open positions are posted for our current workforce to apply for and internal promotions are encouraged.

We strive to maintain an inclusive environment free from discrimination of any kind, including sexual or other discriminatory harassment. Our employees have multiple avenues available through which inappropriate behavior can be reported, including a confidential hotline. Our policies require all reports of inappropriate behavior to be promptly investigated with appropriate action taken.

REGULATION

We are subject to a broad range of federal, state, local, and foreign laws and regulations intended to protect public health and the environment.  Our operations are also subject to regulation by various federal agencies, including the Alcohol and Tobacco Tax Trade Bureau ("TTB"), OSHA, the Food and Drug Administration ("FDA"), the United States Environmental Protection Agency ("EPA"), and by various state and local authorities.  Such laws and regulations cover virtually every aspect of our operations, including production and storage facilities, distillation and maturation requirements, importing ingredients, distribution of beverage alcohol products, marketing, pricing, labeling, packaging, advertising, water usage, waste water discharge, disposal of hazardous wastes and emissions, and other matters. In addition, beverage alcohol products are subject to customs, duties or excise taxation in many countries, including taxation at the federal, state, and local level in the United States.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our officers as of December 31, 2020 and their ages as of February 25, 2021:

Name	Age	Principal Occupation and Business Experience
David J. Colo	58	President and Chief Executive Officer for the Company since May 2020 and member of the Board of Directors for the Company since August 2015. President, Chief Executive Officer and director of SunOpta from February 2017 to February 2019. Executive Vice President and Chief Operating Officer of Diamond Foods, Inc. from 2013 to March 2016. Executive Vice President of Global Operations and Supply Chain for Diamond Foods, Inc. from 2012 to 2013.
Brandon M. Gall	39	Vice President, Finance and Chief Financial Officer for the Company since April 2019. Corporate Controller for the Company from June 2018 to March 2019. Director of Supply Chain and New Business Development Finance for the Company from May 2014 to May 2018. Director of Financial Planning and Analysis for the Company from January 2012 to April 2014.
Stephen J. Glaser	60	Vice President, Production and Engineering for the Company since October 2015. Corporate Director of Operations for the Company from January 2014 to October 2015. Plant Manager for the Company of the Atchison facility from May 2011 to December 2013.
David E. Dykstra	57	Vice President, Alcohol Sales and Marketing for the Company since 2009.
Michael R. Buttshaw	58	Vice President, Ingredient Sales and Marketing for the Company since December 2014. Vice President of Sales for the ingredient group at Southeastern Mills, Inc. from October 2010 to November 2014.
David E. Rindom	65	Vice President and Chief Administrative Officer for the Company since December 2015. Vice President, Human Resources for the Company from June 2000 to December 2015.
Andrew P. Mansinne	61	Vice President, Brands for the Company since November 2016. Managing director at Intercontinental Beverage Capital and President of Tattico Strategies from March 2015 to October 2016. President of Aveniu Brands from May 2010 to April 2014.

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

RISKS THAT AFFECT OUR BUSINESS AS A WHOLE

An interruption of operations or a catastrophic event at our facilities could negatively affect our business.

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

In November 2020 a dryer at our Atchison facility was destroyed in a fire, resulting in an interruption in operations at our Atchison facility. We had significant property damage. The Company’s insurance is expected to provide coverage for property damage and business interruption losses, but there can be no assurance as to the amount or timing of possible insurance recoveries if ultimately claimed by the Company.

Our customers store a substantial amount of barreled inventory of aged premium bourbon and rye whiskeys at our Lawrenceburg facility and our nearby warehouses in Williamstown, Kentucky and Sunman, Indiana. If a catastrophic event were to occur at our Lawrenceburg facility or our warehouses, our customers' business could be adversely affected. The loss of a significant amount of aged inventory through fire, natural disaster, or otherwise could result in customer claims against us, liability for customer losses, and a reduction of warehouse services revenue.

We also store a substantial amount of our own inventory of aged premium bourbon and rye whiskeys at our Lawrenceburg facility and our nearby warehouses. If a catastrophic event were to occur at our Lawrenceburg facility or our nearby warehouses, our business, financial condition, or results of operations could be adversely affected. The loss of a significant amount of our aged inventory through fire, natural disaster, or otherwise, could result in a reduction in supply of the affected product or products and could affect our long-term growth.

A disruption in transportation services could negatively affect our business.

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

As of December 31, 2020, approximately 167 of our 360 employees were members of a union.  Although our relations with our two unions are stable, there is no assurance that we will not experience work disruptions or stoppages in the future, which could have a material adverse effect on our business, financial condition, or results of operations and could adversely affect our relationships with our customers.

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

Despite the protections we had in place, in May 2020, we were affected by a ransomware attack that temporarily disrupted production at our Atchison facilities. Our financial information was not affected and there is no evidence that any sensitive or confidential company, supplier, customer or employee data was improperly accessed or extracted from our network. The Company’s insurance is expected to provide coverage for business interruption losses, but there can be no assurance as to the amount or timing of possible insurance recoveries if ultimately claimed by the Company.

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

If we consummate the acquisition of Luxco, Inc. (the "Luxco Acquisition"), we may face significant disruptions and other risks.

If it is completed, the Luxco Acquisition will involve numerous risks, including the following:

•during the period until and after we consummate the Luxco Acquisition, uncertainty and disruptions may negatively impact Luxco’s relationships with their employees, distributors, vendors, and other business partners, which could harm Luxco’s financial condition and results of operations;
•we may fail to realize the anticipated benefits of the Luxco Acquisition, including the level of revenue and profitability and the expected operational, revenue, and cost synergies that we are expecting;
•we may face difficulties in retaining key management and employees, or we may need to attract and retain additional management resources, which could negatively impact the operations of Luxco, disrupt our ongoing operations, and divert our and Luxco’s management’s attention from ongoing operations and opportunities;
•after we acquire Luxco, our management’s attention may be diverted from the daily operations of our existing businesses;
•our financial results may be negatively impacted by cash expenses and non-cash charges incurred in connection with Luxco or in the future if goodwill or other intangible assets we acquire in the Luxco Acquisition become impaired;
•notwithstanding the due diligence we performed in connection with the Luxco Acquisition, Luxco may have liabilities, losses, or other exposures (including regulatory risks) for which we do not have adequate insurance coverage, indemnification, or other protection; and

•we expect to incur substantial additional indebtedness to finance the Luxco Acquisition, enhancing our vulnerability to increased debt service requirements should interest rates rise, reducing the amount of expected cash flow available for other purposes, including capital expenditures and acquisitions, and limiting our flexibility in planning for, or reacting to, changes in our businesses and industries.

Any failure of the pending Luxco Acquisition to be completed may adversely affect our business, financial condition, results of operations, and stock price.

Each of our and Luxco’s obligations to complete the Luxco Acquisition is subject to a number of conditions specified in the Merger Agreement, including, among others (i) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the absence of any order restraining, enjoining, or otherwise prohibiting the consummation of the Luxco Acquisition, (iii) filing of all required notices, transfers, applications, termination or documentation required under applicable law with the Alcohol and Tobacco Tax and Trade Bureau of the United States, and the licensing boards of the states of Kentucky, Missouri and Ohio such that there is continuity and survival of permits held by Luxco for the operation of the business as of the Closing, (iv) the accuracy of the parties’ respective representations and warranties in the Merger Agreement, subject to specified materiality qualifications, (v) compliance by the parties with their respective covenants in the Merger Agreement in all material respects, and (vi) the absence of a material adverse effect (as defined in the Merger Agreement) with respect to either party on or after the date of the Merger Agreement.

There can be no assurance that these conditions to the completion of the Luxco Acquisition will be satisfied within the timeframe specified in the Merger Agreement or at all. If the Luxco Acquisition is not completed, our stock price could decline to the extent that our current share price reflects an assumption that the Luxco Acquisition will be completed. Furthermore, if the Luxco Acquisition is not completed, we may suffer other consequences that could adversely affect our business, financial condition, results of operations, and stock price, including the following:

•we have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs in connection with the Luxco Acquisition, and many of these fees and costs are payable by us regardless of whether the Luxco Acquisition is completed;
•the failure to complete the Luxco Acquisition may result in adverse publicity, negatively impact the reputation of the Company in the capital markets and investment community, and result in critical responses from our customers, partners, and other third parties;
•legal proceedings may be instituted against us, our directors and others relating to the Luxco Acquisition and related transactions;
•any disruptions to our business resulting from the announcement and pendency of the Luxco Acquisition, including any adverse changes to our relationships with customers, vendors, distributors, and employees, may continue or intensify in the event the Luxco Acquisition is not completed;
•we may experience employee departures; and
•we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures.

The Company will incur significant transaction and acquisition-related costs in connection with the Luxco Acquisition.

We expect to incur a number of non-recurring costs associated with the Luxco Acquisition and combining the operations of Luxco’s with our own. Some of these costs have already been incurred or may be incurred regardless of whether the Luxco Acquisition is completed. The Company also will incur transaction fees and costs related to formulating and implementing integration plans with respect to the two companies. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the Luxco Acquisition and the integration of Luxco’s business with our business. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.

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

The response to COVID-19 has resulted in social distancing, travel bans, temporary closures of businesses, shelter-in-place orders, and quarantines, among other measures. Although certain of the restrictions have begun, and may continue, to ease in some places, the ongoing COVID-19 pandemic has limited and may continue to limit access to our facilities, customers, management, support staff, professional advisors and our independent auditors. These factors, in turn, may not only impact our operations, financial condition and demand for our products but our overall ability to react timely to mitigate the impact of this ongoing event. Also, these measures may continue to hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission.

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

In 2015, we announced a major expansion in warehousing capacity, which we completed during 2020. Our future business operations may require additional warehouse capacity. In the event additional warehouse capacity is required, there is the potential risk of completion delays, including risk of delay associated with required permits and cost overruns, which could have a material adverse effect on our business, financial condition, or results of operations.

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

We operate in highly competitive markets, and our success depends on our continued ability to offer our customers and consumers appealing, high-quality products. In recent years there has been increased demand for the products we produce, including, in particular, increased demand for bourbons and rye whiskeys.  Customer and consumer preferences and purchases may shift due to a host of factors, many of which are difficult to predict, including:
•demographic and social trends;
•economic conditions;
•public health policies and initiatives;
•changes in government regulation and taxation of beverage alcohol products;
•the expansion of, legalization of, and increased acceptance or use of, marijuana; and
•changes in travel, leisure, dining, entertaining, and beverage consumption trends.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

MGP has five primary locations, one in Kansas, two in Indiana, one in Kentucky and one in Washington, D.C. Grain processing, distillery, warehousing, research and quality control laboratories, principal executive offices, and a technical innovation center are located in Atchison, Kansas on a 28.5 acre campus which are utilized by both the Distillery Product and Ingredient Solutions segments. A distillery, warehousing, tank farm, quality control laboratory, and research and development facility are located on a 78 acre campus that spans portions of both Lawrenceburg and Greendale, Indiana which are utilized by the Distillery Products segment. A warehousing facility is located on 33 acres in Williamstown, Kentucky, and a warehousing facility is located on 36.5 acres in Sunman, Indiana which are utilized by the Distillery Products segment. A distillery, office space and retail location are located in Washington, D.C which is utilized by the Distillery Products segment.

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
In accordance with U.S. Generally Accepted Accounting Principles ("GAAP"), we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These liabilities are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case or proceeding.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.
PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Equity compensation plan information is incorporated by reference from Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," of this document, should be considered an integral part of Item 5. Our Common Stock is traded on the NASDAQ Global Select Market under the ticker symbol MGPI.  As of February 19, 2021, there were approximately 343 holders of record of our Common Stock. According to reports received from NASDAQ, the average daily trading volume of our Common Stock (excluding block trades) ranged from 23,100 to 2,436,000 shares during the year ended December 31, 2020.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return of our Common Stock for the five year period ended December 31, 2020, against the cumulative total return of the S&P 500 Stock Index (broad market comparison), Russell 3000 - Beverage and Distillers (line of business comparison), and Russell 2000 - Consumer Staples (line of business comparison). The graph assumes $100 (one hundred dollars) was invested on December 31, 2015, and that all dividends were reinvested.

Comparison of Five-Year Cumulative Total Shareholder Return
Index Value
350
300
250
200
150
100
50
0
2015
2016
2017
2018
2019
2020
Period Ending
MGPI
S&P 500
Russell 3000 - Beverage and Distillers
Russell 2000 - Consumer Staples

PURCHASES OF EQUITY SECURITIES BY ISSUER

We did not sell equity securities during the quarter ended December 31, 2020.

Issuer Purchases of Equity Securities

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (b)
October 1, 2020 through October 31, 2020	375	(a)	$38.18	—	$20,947,113
November 1, 2020 through November 30, 2020	11	(a)	42.15	—	20,947,113
December 1, 2020 through December 31, 2020	—		—	—	20,947,113
Total	386			—

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

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	2020(a)(b)(c)(d)	2019(a)(c)(d)	2018(a)(d)	2017(a)(d)(f)(g)	2016(a)(d)(e)
Consolidated Statements of Income Data:
Sales	$395,521	$362,745	$376,089	$347,448	$318,263
Income before income taxes	52,601	45,937	48,980	52,758	44,717
Net income	40,345	38,793	37,284	41,823	31,184
Basic and Diluted Earnings Per Share ("EPS")	2.37	2.27	2.17	2.44	1.82
Dividends and Dividend Equivalents Per Common Share	0.48	0.40	0.32	1.01	0.12

Consolidated Balance Sheet Data:
Total assets	366,575	322,597	277,892	240,328	225,336
Long-term debt, less current maturities	38,271	40,659	31,628	24,182	31,642
(a)During 2020, 2019, 2017 and 2016, we determined that we would "more likely than not" realize a portion of our deferred tax asset and reduced our valuation allowance by $422, $168, $578 and $718, respectively. During 2018, we determined that we would not "more likely than not" realize a portion of our deferred tax asset and increased our valuation allowance by $1,304. (see Note 6 for additional information)
(b)Net income for 2020 included $633 insurance recovery income related to estimated business interruption losses of $1,728 for the ransonware cyber-attack. Net income also included $3,780 insurance recovery income for estimated business interruption and other related insurable costs of $4,947 related to the feed dryer fire incident in Atchison, Kansas. Additionally, net income includes $1,932 of CEO transition costs and $919 of business acquisition costs (Luxco).
(c)Net income for 2020 included legal fees of $585 in connection with the chemical release incident in Atchison, Kansas in October 2016. Additionally, net income for 2019 included the Company's agreement to pay a $1,000 fine, an administrative penalty of $251 and legal fees of $597. (see Note 9 for additional information)
(d)For 2020, 2019, 2018, and 2017, respectively, we received a combined federal and state tax effected excess tax benefit of $67, $3,336, $1,437, and $4,625 related to employee share-based compensation recognized as a reduction to income tax expense.
(e)Net income for 2016 included a legal settlement agreement and a gain on sale of long-lived assets of $3,385 before tax.
(f)In 2017, we completed the sale of our equity ownership interest in ICP to Pacific Ethanol, consistent with a Merger Agreement, and, as a result, recorded a gain on sale of equity method investment of $11,381 before tax, which is included in Net income for 2017.
(g)On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the "Tax Act"), resulting in significant modifications to existing law. We recorded a provisional discrete net tax benefit in our Consolidated Statements of Income through Net income of $3,343 in 2017.

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

Recent Developments

Acquisition of Luxco. On January 22, 2021, we entered into a definitive agreement to acquire Luxco, Inc., and its affiliated companies ("Luxco"). Luxco is a leading branded beverage alcohol company across various categories, with a more than 60-year business heritage. As a result of the Luxco acquisition, we expect to increase our scale and market position in the branded-spirits sector and strengthen its platform for future growth of higher valued-added products. Under the terms of the agreement, Luxco shareholders will receive $237,500 in cash (less assumed indebtedness) and 5,007,833 shares of MGP Common Stock. The purchase price is subject to customary purchase price adjustments, including working capital, which adjustments are anticipated to be paid in cash. The transaction is anticipated to be completed during the first half of 2021, subject to regulatory approvals and customary closing conditions (See Part I, Item 1A - Risk Factors and Note 15 for additional information).

Feed Dryer Fire. During November 2020, we experienced a fire at the Atchison facility. The fire damaged certain equipment in the facility's feed drying operations and caused temporary loss of production time. We estimate that the incident adversely impacted gross profit by $4,461, which includes $3,780 for business interruption and $681 related to the impairment of spare parts and other inventory. The business interruption impacted Sales and Cost of sales on the Consolidated Statements of Income. The impairment of spare parts and other inventory is recorded in Cost of sales on the Consolidated Statements of Income for the year ended December 31, 2020. Additionally, we incurred $486 in losses from the write off of property, plant and equipment, which was recorded as a component of Operating income on the Consolidated Statements of Income for the year ended December 31, 2020. During December 2020, we recorded a $3,780 partial settlement from our insurance carrier as a reduction of Cost of sales. We are working to construct a replacement drying system.

Ransomware Cyber-Attack. In May 2020, we were affected by a ransomware cyber-attack that temporarily disrupted production at our Atchison facilities. Our financial information was not affected and there is no evidence that any sensitive or confidential company, supplier, customer or employee data was improperly accessed or extracted from our network. We estimate that the ransomware attack adversely impacted gross profit by $1,728, primarily as a result of the business interruption. We have insurance related to this event and partially recovered $633 in December 2020 as reduction of Cost of sales. We are currently seeking further recovery related to this event. Following the attack, we implemented a variety of measures to further enhance our cybersecurity protections and minimize the impact of any future attack.

COVID-19. On March 11, 2020, the World Health Organization classified the novel strain of coronavirus ("COVID-19") a global pandemic. Our business is part of the United States' critical infrastructure and thus is deemed to be an "essential business." As such, we are taking necessary and appropriate actions to protect our workforce as we continue our critical operations. We have created a COVID-19 cross functional team to implement a business continuity plan and address key aspects of COVID-19 as it affects our business, including enhanced workplace safety, supply chain monitoring, and other potential operational challenges the Company could face. We have continued to operate without any significant negative impacts; however this could be affected by voluntary or mandatory temporary closures of our facilities, interruptions to our supply chain or additional efforts to protect the health and safety of our employees.

As of the date of this report, our operations, supply chain and customer demand have not been significantly affected by COVID-19; however, we are monitoring the situation closely. We have implemented social distancing at each of our facilities, provide health screenings and monitoring for employees, implemented work-from-home policies where we are able, and have restricted travel across the organization. We have incurred incremental costs for hourly wage bonuses to our production employees, supplies to implement health screenings, an extended sick leave policy, and additional IT-related expenses to enable employees to work-from-home. As of December 31, 2020, such incremental costs have been immaterial to the our consolidated financial statements. We cannot reasonably estimate the length of time or severity of the pandemic. See Risk Factors for future discussion of the potential adverse impacts of the COVID-19 pandemic on our business.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our strategic plan seeks to leverage the positive macro trends we see in the industries where we compete while providing better insulation from outside factors, including swings in commodity pricing.  We believe the successful execution of our strategy will continue to deliver strong operating income growth. Specifically, our strategic plan is built on five key growth strategies: Maximize Value, Capture Value Share, Invest for Growth, Operational Excellence, and Build the MGP Brand. Each of these strategies, along with related 2020 accomplishments, are discussed below.

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

Accomplishments

•In our Distillery Products segment, our focus on attracting and developing customers for our premium beverage alcohol continued in 2020. Some efforts included increases in sales force and providing more tailored product offerings to our craft customers. Despite the uncertainty related to the pandemic, we were able to add new customers throughout the year. Our partnerships with new and existing customers helped drive double digit sales growth for our brown goods during 2020. Distillery Products segment sales for 2020 increased 6.8 percent over the prior year.

•In our Ingredient Solutions segment, we continue to provide outstanding customer solutions, taking advantage of our positioning within growing consumer trends. We further developed our pipeline of wheat-based protein products to support strong customer growth. In April 2020, we launched our Proterra® line of textured proteins. Our sales of specialty wheat starches grew 35.1 percent and our sales of specialty wheat proteins grew 20.6 percent in 2020. Ingredient Solutions segment sales for 2020 increased 19.2 percent over the prior year.

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

Accomplishments

•In January 2020, we launched our Single Barrel program for George Remus® Straight Bourbon Whiskey and Rossville Union® Straight Rye Whiskey.

•In September 2020, we released the Remus Repeal Reserve Series IV Straight Bourbon Whiskey. Produced to commemorate Prohibition Repeal Day, Series IV is a limited annual release showcasing a medley of two mash bills from 2008.

•In March 2020, we acquired New Columbia Distllers, LLC, based in Washington, D.C. New Columbia Distillers produces and markets Green Hat® Gin and operates a distillery with a retail tasting room, bar and gin garden in Northeastern Washington, D.C.

•In October 2020, New Columbia Distillers was named one of the 10 Best Craft Gin Distillers by USA Today. The top 10 winners were determined by popular vote, resulting in New Columbia Distillers placing fifth in the overall standings.

•The George Remus® family of brands completed 2020 with significant growth, more than doubling both shipments and depletions.

Invest for Growth. We are committed to investing to support our growth. Components of this growth strategy include:
•Capital Expenditures: Capital expenditures focus largely on supporting innovation and product development, improving operational reliability, and strengthening our ability to support all aspects of growth in the American whiskey category.
•Select Inventories: As demand grows for American whiskeys, in both the United States and global markets, we continue to put away our inventories of aged premium whiskeys to fully participate in this growth. This initiative helps us build strong partnerships and open new relationships with potential customers, in addition to supporting the development of our own brands.
•Selling, General, and Administrative Expenses ("SG&A"): As needed to support our long-term growth objectives, resources and capabilities are being added, particularly in sales and marketing.

•Mergers and Acquisitions: As we continue to invest in our long-term growth opportunities, we look for strategic acquisitions to strengthen our competitive position.

Accomplishments

•Regarding our Capital Expenditures growth strategy:
In 2020, as part of the implementation of our strategic plan to support growth in the American whiskey category, we completed our current warehouse expansion program. The program included both the refurbishment of existing warehouse buildings and the construction of new warehouses. We invested approximately $1,500 of capital expenditures in this program during 2020 and approximately $49,900 since the program’s inception.

•Regarding our Select Inventories growth strategy:
We produce, and will continue to produce barrels of premium bourbon and rye whiskeys for sale in future periods.  Product is barreled and included in our inventory.  Our goal is to maintain inventory levels of premium bourbon and rye whiskeys sufficient to support our own brands, engage in partnerships, and support industry growth. We increased our premium bourbon and rye whiskey inventory by $1,196, at cost, during 2020.
•Regarding our SG&A growth strategy:
We continued to invest in people and programs to support the development of our brands initiative and our long-term growth objectives

•Regarding our Mergers and Acquisition growth strategy:

In March 2020, we acquired New Columbia Distllers, LLC, based in Washington, D.C. New Columbia Distillers produces and markets Green Hat® Gin and operates a distillery with a retail tasting room, bar and gin garden in Northeastern Washington, D.C.

Operational Excellence. We continue a solid commitment to operational excellence across the Company by strengthening our emphasis on excellence in all stages of operations, from sourcing through processing and, ultimately, delivering the finest quality products. This also means striving to de-risk all aspects of our business.

Accomplishments

•In 2020, we completed a British Retail Consortium ("BRC") audit with outstanding results, again achieving a Grade AA rating for both our Atchison and Lawrenceburg facilities. Per the BRC standard, a Grade AA is awarded if five or fewer non-conformances are cited out of 256 total audit items. Each year since undergoing its initial BRC audit in 2013, the Atchison facility’s distillery has achieved BRC’s highest grade. The same is true with results of annual BRC audits that have been conducted at our Lawrenceburg facility since 2014. For the Atchison facility’s protein and starch plant, 2020 marked the tenth time in as many years that it had scored the BRC’s highest rating.

•In September 2020, we were recognized by Union Pacific Railroad with a 2019 Pinnacle Award for our commitment to safely transporting chemical products. The annual award honors select Union Pacific customers who implement release prevention protocols, corrective action plans and have zero non-accident releases of regulated hazardous materials shipments.

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

Accomplishments

•In May 2020, MGP's then Chief Executive Officer ("CEO") Gus Griffin retired from the Company and the Company's Board of Directors. Gus became CEO in July 2014 and under his leadership, the Company developed and successfully implemented a new long-term strategic plan that produced significant improvements in the Company's financial results, while also establishing a strong foundation for future growth. The Board of Directors named David Colo as the new President and CEO upon Gus's retirement. David has served on the MGP Board of Directors since 2015.
•In 2020, we continued our unbroken commitment to support our communities by providing strong financial support and donating time and leadership talent.
◦In April 2020, we helped support the COVID-19 relief efforts with both financial aid and other support to the United States Bartenders' Guild and the Restaurant Workers Community Foundation. Working with these two partnerships, we assisted in providing assistance to the bar and restaurant community on the local and national level by providing financial aid and other resources for workers who were most impacted by COVID-19 as a result of restaurant and bar closures.
◦During 2020, in response to the COVID-19 pandemic, we increased our production of industrial alcohol to support an exponential increase in demand for industrial alcohol, used in the production of hand sanitizers and commercial disinfectants. Additionally, we launched our first ever hand sanitizer production for donations to front line workers in our communities.
•During 2020, MGP's shareholders elected a new member to its Board of Directors, Lori L.S. Mingus. She is the fourth generation of the founding Cray family to serve MGP and the Atchison community, where she is a trustee of the Evan C. Cray Historical Museum and a board member of the Amelia Earhart Foundation. She also serves on the board of the Cray Medical Research Organization at the University of Kansas Medical Center in Kansas City, Kansas.

RESULTS OF OPERATIONS

Consolidated results

The table below details the consolidated results for 2020, 2019 and 2018:

	Year Ended December 31,			% Increase (Decrease)
	2020	2019	2018	2020 v. 2019		2019 v. 2018
Sales	$395,521	$362,745	$376,089	9.0%		(3.5)%
Cost of sales	296,715	286,213	292,490	3.7		(2.1)
Gross profit	98,806	76,532	83,599	29.1		(8.5)
Gross margin %	25.0%	21.1%	22.2%	3.9	pp(a)	(1.1)	pp(a)
SG&A expenses	44,565	29,290	33,451	52.2		(12.4)
Operating income	54,241	47,242	50,148	14.8		(5.8)
Operating margin %	13.7%	13.0%	13.3%	0.7	pp	(0.3)	pp
Interest expense, net and other	(1,640)	(1,305)	(1,168)	25.7		11.7
Income before income taxes	52,601	45,937	48,980	14.5		(6.2)
Income tax expense	12,256	7,144	11,696	71.6		(38.9)
Effective tax expense rate %	23.3%	15.6%	23.9%	7.7	pp	(8.3)	pp
Net income	$40,345	$38,793	$37,284	4.0%		4.0%
Net income margin %	10.2%	10.7%	9.9%	(0.5)	pp	0.8	pp

Basic and diluted Earnings Per Share	$2.37	$2.27	$2.17	4.4%		4.6%

(a) Percentage points ("pp").

Sales

2020 to 2019 - Sales for 2020 were $395,521, an increase of 9.0 percent compared to 2019, which was the result of increased sales in both the Distillery Products and Ingredient Solutions segments. Within the Distillery Products segment, sales were up 6.8 percent primarily due to an increase in sales of brown goods and white goods within premium beverage alcohol, warehouse services, and industrial alcohol. Total Ingredient Solutions segment sales increased 19.2 percent due to increased sales of specialty wheat starches and proteins.

2019 to 2018 - Sales for 2019 were $362,745, a decrease of 3.5 percent compared to 2018, which was the result of decreased sales in the Distillery Products segment, partially offset by increased sales in the Ingredient Solutions segment. Within the Distillery Solutions segment, sales were down 5.4 percent primarily due to a decrease in sales of brown goods within premium beverage alcohol, industrial alcohol and fuel grade alcohol, partially offset by an increase in sales of warehouse services, distillers feed and related co-products and white goods within premium beverage alcohol. Total Ingredient Solutions sales increased 5.6 percent due to increased sales of specialty wheat starches and proteins, and commodity wheat starches, partially offset by decreased sales of commodity wheat proteins.

Gross profit

2020 to 2019 - Gross profit for 2020 was $98,806, an increase of 29.1 percent compared to 2019. The increase was driven by an increase in gross profit in both segments. The Distillery Products segment gross profit increased by $12,008, or 18.2 percent and the Ingredient Solutions segment gross profit increased by $10,266, or 97.0 percent.

2019 to 2018 - Gross profit for 2019 was $76,532, a decrease of 8.5 percent compared to 2018. The decrease was driven by a decrease in gross profit in both segments. In the Distillery Products segment, gross profit decreased by $5,841, or 8.1 percent and the Ingredient Solutions segment gross profit decreased by $1,226, or 10.4 percent.

SG&A expenses

2020 to 2019 - SG&A expenses for 2020 were $44,565, an increase of 52.2 percent compared to 2019. The increase in SG&A was due primarily to higher personnel and incentive compensation expense, inclusive of certain incremental costs incurred relating to the transition at the CEO position. Additionally, the increase was due to an increase related to advisory and other transaction costs.

2019 to 2018 - SG&A expenses for 2019 were $29,290, a decrease of 12.4 percent compared to 2018. The decrease in SG&A was primarily due to lower incentive compensation expense, partially offset by increased costs related to legal matters and investments to support our brands initiative (personnel costs).

Operating income

	Operating income	% Increase (Decrease)
Operating income for 2018	$50,148
Decrease in gross profit - Distillery Products segment(a)	(5,841)	(11.6)	pp(b)
Decrease in gross profit - Ingredient Solutions segment(a)	(1,226)	(2.5)	pp
Decrease in SG&A expenses	4,161	8.3	pp
Operating income for 2019	47,242	(5.8)%

Increase in gross profit - Distillery Products segment(a)	12,008	25.4	pp(b)
Increase in gross profit - Ingredient Solutions segment(a)	10,266	21.7	pp
Increase in SG&A expenses	(15,275)	(32.3)	pp
Operating income for 2020	$54,241	14.8%

(a) See segment discussion.
(b) Percentage points ("pp").

2020 to 2019 - Operating income for 2020 increased to $54,241 from $47,242 for 2019, due to increases in gross profit in both our Distillery Products and Ingredient Solutions segments. These increases were partially offset by an increase in SG&A expenses.

2019 to 2018 - Operating income for 2019 decreased to $47,242 from $50,148 for 2018, due to gross profit declines in both our Distillery Products and Ingredient Solutions segments. These decreases were partially offset by a decrease in SG&A expenses.

Income tax expense

2020 to 2019 - Income tax expense for 2020 was $12,256, for an effective tax rate for the year of 23.3 percent. Income tax expense for 2019 was $7,144, for an effective tax rate for the year of 15.6 percent. The 7.7 percentage point increase was primarily due to the favorable tax impact of vested share-based awards that occurred during 2019.

2019 to 2018 - Income tax expense for 2019 was $7,144, for an effective tax rate for the year of 15.6 percent. Income tax expense for 2018 was $11,696, for an effective tax rate for the year of 23.9 percent. The principal reasons for the 8.3 percentage point decrease in the effective tax rate, year versus year, were an increase in the favorable tax impact of vested share-based awards (which may not continue in future years), a favorable tax impact related to the change in the Company's valuation allowance, higher tax credits, and a change in estimate in 2018 related to the 2017 sale of the Company's equity method investment that did not reoccur in 2019, partially offset by the tax impact of legal matters, and certain compensation being subject to the deduction limit applicable to public companies.

Basic and diluted EPS

	Basic and Diluted EPS	% Increase (Decrease)
Basic and diluted EPS for 2018	$2.17
Change in operating income(a)	(0.15)	(6.9)	pp(b)
Change in income attributable to participating securities(c)	0.02	0.9	pp
Change in weighted average shares outstanding(c)	(0.03)	(1.3)	pp
Tax: Change in share-based compensation	0.12	5.5	pp
Tax: Change in discrete items	0.12	5.5	pp
Tax: Change in effective tax rate	0.02	0.9	pp
Basic and diluted EPS for 2019	$2.27	4.6%

Change in operating income(a)	0.41	18.1	pp(b)
Change in weighted average shares outstanding: share repurchase program(c)	0.02	0.9	pp
Change in weighted average shares outstanding: withholding taxes(c)	0.01	0.4	pp
Tax: Change in share-based compensation	(0.21)	(9.3)	pp
Tax: Change in effective tax rate	(0.13)	(5.7)	pp
Basic and diluted EPS for 2020	$2.37	4.4%

(a)Items are net of tax based on the effective tax rate for each base year.
(b)Percentage points ("pp").
(c)Income attributable to participating securities changes primarily due to the awarding and vesting of the employee RSUs that receive dividend equivalent payments. Weighted average shares outstanding change primarily due to our repurchases of Common Stock, the vesting of employee RSUs, our purchase of vested RSUs from employees to pay withholding taxes, and the granting of Common Stock to directors.

2020 to 2019 - EPS increased to $2.37 in 2020 from $2.27 in 2019, primarily due to the increase in operations, partially offset by the favorable tax impact of vested share-based awards that occurred during 2019.

2019 to 2018 - EPS increased to $2.27 in 2019 from $2.17 in 2018, primarily due to the tax impacts of vested share-based awards and higher state tax credits in the effective tax rate. Partially offsetting these increases was a decrease in operations.

DISTILLERY PRODUCTS SEGMENT

	DISTILLERY PRODUCTS SALES
	Year Ended December 31,		Year-versus-Year Sales Change Increase/ (Decrease)
	2020	2019	$ Change		% Change
Brown Goods	$125,059	$107,190	$17,869		16.7%
White Goods	64,347	62,862	1,485		2.4
Premium beverage alcohol	189,406	170,052	19,354		11.4
Industrial alcohol	80,682	79,833	849		1.1
Food grade alcohol	270,088	249,885	20,203		8.1
Fuel grade alcohol	5,630	5,949	(319)		(5.4)
Distillers feed and related co-products	26,109	26,743	(634)		(2.4)
Warehouse services	15,631	14,656	975		6.7
Total Distillery Products	$317,458	$297,233	$20,225		6.8%

	Change in Year-versus-Year Sales Attributed to:
	Total	Volume	Net Price/Mix
Premium beverage alcohol	11.4%	13.7%	(2.3)%

	Other Financial Information
	Year Ended December 31,		Year-versus-Year Increase/(Decrease)
	2020	2019	Change		% Change
Gross profit	$77,960	$65,952	$12,008		18.2%
Gross margin %	24.6%	22.2%	2.4	pp(a)

(a) Percentage points ("pp")

2020 compared to 2019
Total Distillery Products sales for 2020 increased by $20,225, or 6.8 percent compared to 2019. Sales of brown goods and white goods within premium beverage alcohol, warehouse services, and industrial alcohol increased, while sales of distillers feed and related co-products and fuel grade alcohol decreased compared to 2019. The increase in brown goods was due to increased sales volume, partially offset by lower average selling price. The increase in white goods and industrial alcohol was due to higher average selling prices, partially offset by decreased sales volume. These increases were slightly offset by decreases in distillers feed and related co-products and fuel grade alcohol due to lower average selling prices.
Gross profit increased year versus year by $12,008, or 18.2 percent. Gross margin for 2020 increased to 24.6 percent from 22.2 percent for 2019. The increase in gross profit was primarily due to higher sales volume on brown goods and higher average selling price on white goods and industrial alcohol. The increase in gross profit was partially offset by higher costs relating to a reduction in brown goods put-away for aging, lower average selling price on brown goods and increased production costs due to the temporary shutdown of the Atchison facilities as a result of the ransomware cyber-attack.

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
(a) Percentage points ("pp")

2019 compared to 2018
Total Distillery Products sales for 2019 decreased by $16,822, or 5.4 percent compared to 2018. Sales of premium beverage alcohol were down due to lower volumes, predominantly in brown goods within premium beverage alcohol (mix), partially offset by better pricing in both brown goods and white goods within premium beverage alcohol. Sales of brown goods, industrial alcohol and fuel grade alcohol decreased, while sales of warehouse services, distillers feed and related co-products and white goods increased. Sales of brown goods decreased 14.8 percent, due to lower sales volume, partially offset by higher average selling price. Industrial alcohol product sales decreased primarily driven by lower sales volume, partially offset by slightly favorable pricing. These decreases were partially offset by an increase in warehouse services sales of 13.4 percent and an increase in sales of distillers feed and related co-product of 4.1 percent, primarily due to an increase in sales volumes.
Gross profit decreased year versus year by $5,841, or 8.1 percent. Gross margin for 2019 decreased to 22.2 percent compared to 22.9 percent for 2018. The decline in gross profit was primarily due to lower sales volume on brown goods. Industrial alcohol and white goods gross profits declined as the market remains challenged due to oversupply. This decline was partially offset by favorable average selling price on brown goods as well as increased gross profits on distillers feed and related co-products and warehouse services.

INGREDIENT SOLUTIONS SEGMENT

	INGREDIENT SOLUTIONS SALES
	Year Ended December 31,		Year-versus-Year Sales Change Increase/ (Decrease)
	2020	2019	$ Change		% Change
Specialty wheat starches	$41,631	$30,816	$10,815		35.1%
Specialty wheat proteins	26,960	22,359	4,601		20.6
Commodity wheat starches	7,630	9,628	(1,998)		(20.8)
Commodity wheat proteins	1,842	2,709	(867)		(32.0)
Total Ingredient Solutions	$78,063	$65,512	$12,551		19.2%

	Change in Year-versus-Year Sales Attributed to:
	Total	Volume	Net Price/Mix
Total Ingredient Solutions	19.2%	8.5%	10.7%

	Other Financial Information
	Year Ended December 31,		Year-versus-year Increase/(Decrease)
	2020	2019	Change		% Change
Gross profit	$20,846	$10,580	$10,266		97.0%
Gross margin %	26.7%	16.2%	10.5	pp(a)

(a) Percentage points ("pp")

2020 compared to 2019
Total Ingredient Solutions sales for 2020 increased by $12,551, or 19.2 percent compared to 2019. This increase was driven by higher sales of specialty wheat starches and proteins, partially offset by a decrease in sales of commodity wheat starches and proteins. The increase in sales of specialty wheat starches was driven by increased sales volume and higher average selling prices. The increase in sales of specialty wheat proteins was driven by increased sales volume, partially offset by lower average selling prices. These increases were partially offset by decreased sales volume of commodity wheat starches and proteins.
Gross profit increased year versus year by $10,266, or 97.0 percent. Gross margin for 2020 increased to 26.7 percent from 16.2 percent for 2019. The increase in gross profit was primarily driven by the increased sales volume and higher average selling prices of specialty wheat starches and proteins and decreased sales volume of commodity wheat starches and proteins (mix). Additionally, gross profit was positively impacted by the optimization of higher margin specialty products to meet the increased demand of customers' high fiber and high protein products. These increases in gross profit were partially offset by increased production costs due to the temporary shutdown of the Atchison facilities as a result of the ransomware cyber-attack.

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

(a) Percentage points ("pp")

2019 compared to 2018
Total Ingredient Solutions sales for 2019 increased by $3,478, or 5.6 percent compared to 2018. This increase was driven by higher sales of specialty wheat starches and proteins, and commodity wheat starches, partially offset by a decrease in sales of commodity wheat proteins. The increase in specialty wheat starches was driven by an increase in sales volume and favorable average selling pricing. The increase in commodity wheat starches was primarily due to favorable pricing, partially offset by a decrease in sales volume. The increase in specialty wheat proteins was due to an increase in sales volume, partially offset by lower average selling price driven by the loss of a large specialty wheat protein customer. These increases were partially offset by decreased sales of commodity wheat proteins which was driven by lower sales volume.

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

Operating cash flow and borrowings through our Credit Agreement and Note Purchase Agreement (Note 5) provide the primary sources of cash to fund operating needs and capital expenditures. These same sources of cash are used to fund shareholder dividends and other discretionary uses. Going forward, we expect to use cash to implement our invest to grow strategy. Our overall liquidity reflects our strong business results and an effective cash management strategy that takes into account liquidity management, economic factors, and tax considerations. We expect our sources of cash, including our Credit Agreement and Note Purchase Agreement, to be adequate to provide for budgeted capital expenditures and anticipated operating requirements for the foreseeable future.

Cash Flow Summary	Year Ended December 31,			Changes, Year versus Year-Increase / (Decrease)
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Cash provided by operating activities	$53,255	$19,722	$33,481	$33,533	$(13,759)

Cash used in investing activities	(19,647)	(17,931)	(31,046)	(1,716)	13,115

Cash used in financing activities	(15,255)	(3,507)	(494)	(11,748)	(3,013)

Increase (decrease) in cash and cash equivalents	$18,353	$(1,716)	$1,941	$20,069	$(3,657)

Operating Activities. Cash provided by operating activities were $53,255 during the year ended December 31, 2020. The cash provided by operating activities during 2020 resulted primarily from net income of $40,345, adjustments for non-cash or non-operating charges of $17,050 including depreciation and amortization, share-based compensation, and deferred income taxes, partially offset by uses of cash due to changes in operating assets and liabilities of $4,140. The primary drivers of the changes in operating assets and liabilities were $16,173 use of cash related to an increase in receivables, inclusive of insurance receivables, $3,886 use of cash related to an increase in inventories, partially offset by $11,503 provided by cash related to an increase in accrued expenses primarily due to higher incentive compensation expense and $1,817 provided by cash related to an increase in accounts payable related to the timing of cash disbursements. Additionally, there was $1,750 provided by cash related to income taxes payable, due to higher than expected income before taxes.

Cash provided by operating activities were $19,722 during the year ended December 31, 2019. The cash provided by operating activities during 2019 resulted primarily from net income of $38,793, adjustments for non-cash or non-operating charges of $15,012 including depreciation and amortization, share-based compensation and deferred income taxes, partially offset by uses of cash due to change in operating assets and liabilities of $34,083. The primary drivers of the changes in operating assets and liabilities were $28,162 use of cash related to an increase in inventories driven primarily by barreled distillate and $2,134 use of cash related to an increase in receivables, net primarily related to the timing of sales and cash collections. Additionally, there was $2,107 provided by cash related to an increase in accounts payable related to the timing of cash disbursements

Cash provided by operating activities were $33,481 during the year ended December 31, 2018. The cash provided by operating activities during 2018 resulted primarily from net income of $37,284, adjustments for non-cash or non-operating charges of $16,126 including depreciation and amortization, share-based compensation and deferred income taxes, partially offset by uses of cash due to change in operating assets and liabilities of $19,929. The primary drivers of the changes in operating assets and liabilities were $15,620 use of cash related to an increase in inventories driven primarily by barreled distillate and $4,450 use of cash related to an increase in receivables, net. The change in receivables, net is primarily related to the timing of sales and cash collections.

Investing Activities. Cash used in investing activities for year ended December 31, 2020 was $19,647, which primarily resulted from additions to property, plant and equipment of $19,701 (see capital spending) and an increase in proceeds from sale of property of $2,906, partially offset by cash of $2,750 used in the acquisition of a business.

Cash used in investing activities for year ended December 31, 2019 was $17,931, which primarily resulted from additions to property, plant and equipment of $16,730 (see capital spending).

Cash used in investing activities for year ended December 31, 2018 was $31,046, which resulted from additions to property, plant and equipment of $31,046 (see capital spending).

Capital Spending. We manage capital spending to support our business growth plans. Investments in plant, property and equipment were $19,701, $16,730, and $31,046 for years ended December 31, 2020, 2019, and 2018, respectively. Adjusted for the change in capital expenditures in accounts payable for years ended December 31, 2020, 2019, and 2018 of $(1,055), $2,041, and $(2,133), respectively, and total capital expenditures were $18,646, $18,771, and $28,913, respectively. We expect approximately $43,300 in capital expenditures in 2021, excluding any insurance recoveries. Of the $43,300 expected capital expenditures $29,400 is allocated for the replacement of the feed dryer system. The remainder is for facility improvement and expansion, facility sustenance projects, and environmental health and safety projects.

As part of our strategic plan to support the growth of the American whiskey category, we previously announced a warehouse expansion project.  As of December 31, 2020, we had incurred approximately $49,900 of the total investment, which completes our current warehouse expansion project.

Financing Activities. Cash used in financing activities for year ended December 31, 2020 was $15,255, primarily due to payments of dividends and dividend equivalents of $8,188 (see Note 7 for additional information), purchases of treasury stock of $4,411 (see Treasury Purchases) and net debt payments of $2,656 (see Long-Term and Short-Term Debt).

Cash used in financing activities for year ended December 31, 2019 was $3,507, primarily due to payments of dividends and dividend equivalents of $6,856 (see Note 7 for additional information), purchases of treasury stock for tax withholding on share-based compensation of $5,489 (see Treasury Purchases), offset by net proceeds from debt of $8,914 (see Long-Term and Short-Term Debt).

Cash used in financing activities for year ended December 31, 2018 was $494, primarily due to payments of dividends and dividend equivalents of $5,500 (see Note 7 for additional information), purchases of treasury stock for tax withholding on share-based compensation of $2,324 (see Treasury Purchases), partially offset by net proceeds in long-term debt $7,330 (see Long-Term and Short-Term Debt).

Treasury Purchases. 31,741 RSUs vested and converted to common shares during year ended December 31, 2020, of which we withheld and purchased for treasury 10,437 shares valued at $358 to cover payment of associated withholding taxes.

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

Share Repurchase. On February 25, 2019, the Board of Directors approved a $25,000 share repurchase authorization commencing February 27, 2019 through February 27, 2022. Under the share repurchase program, the company can repurchase stock from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws. This share repurchase program may be modified, suspended, or terminated by the company at any time without prior notice. During the year ended December 31, 2020, we purchased approximately 159,104 shares of MGP Common Stock for $4,053, resulting in $20,947 remaining under the share repurchase plan.

Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including brand development, share repurchases, and Board-approved dividends) and the overall cost of capital. Total debt was $39,871 (net of unamortized loan fees of $129) at December 31, 2020 and $41,060 (net of unamortized loan fees of $448) at December 31, 2019. During 2020, 2019, and 2018, we had net borrowings / (payments) on our Credit Agreement of $(300), $(10,700), and $7,702, and net borrowings / (payments) on our long-term debt of $(1,208), $19,614, and $(372), respectively. During 2020, we incurred $1,148 of loan fees associated with refinancing our credit agreement. Net borrowings / (payments) on all debt for 2020, 2019, and 2018 were $(2,656), $8,914, and $7,330, respectively (see Note 5 for additional information).

Dividends and Dividend Equivalents. See Note 7 for further discussion.

On February 23, 2021, the Board of Directors declared a quarterly dividend payable to stockholders of record as of March 12, 2021, of our Common Stock and a dividend equivalent payable to holders of certain RSUs as of March 12, 2021, of $0.12 per share and per unit.  The dividend payment and dividend equivalent payment will occur on March 26, 2021.

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

Our principal sources of cash are product sales and borrowing on our Credit Agreement and Note Purchase Agreement.  Under our Credit Agreement and Note Purchase Agreement, we must meet certain financial covenants and restrictions, and at December 31, 2020, we met those covenants and restrictions.

At December 31, 2020, our current assets exceeded our current liabilities by $168,954, largely due to our inventories, at cost, of $141,011. At December 31, 2020, our cash balance was $21,662 and we have used our Credit Agreement and Note Purchase Agreement for liquidity purposes, with $300,000 remaining for additional borrowings. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We regularly assess our cash needs and the available sources to fund these needs. We utilize short-term and long-term debt to fund discretionary items, such as capital investments and dividend payments. In addition, we have strong operating results such that financial institutions should provide sufficient credit funding to meet short-term financing requirements, if needed.

On January 22, 2021, we entered into a definitive agreement to acquire Luxco, Inc., and its affiliated companies ("Luxco"). Under the terms of the agreement, Luxco shareholders will receive $237,500 in cash (less assumed indebtedness) and 5,007,833 shares of MGP Common Stock. The purchase price is subject to customary purchase price adjustments, including working capital, which adjustments are anticipated to be paid in cash. The transaction is anticipated to be completed during the first half of 2021, subject to regulatory approvals and customary closing conditions. The cash portion of the purchase price, plus transaction-related expenses, will be financed by borrowings under our existing revolving credit facility. We anticipate having sufficient cash flows to support our support our short-term liquidity and operating needs (See Part I, Item 1A - Risk Factors and Note 15 for additional information).
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

Contractual Obligations

The following table provides information on the amounts and payments of our contractual obligations at December 31, 2020:

	Payments due by period
	Total	2021		2022-2023	2024-2025	After 2025
Long-term debt	$40,000	$1,600		$8,800	$12,800	$16,800
Interest on long-term debt	6,858	1,482		2,606	1,774	996
Operating leases	5,511	2,308		2,782	421	—
Purchase commitments	174,540	136,298	(a)	37,521	721	—
Other	1,374	266		476	287	345
Total	$228,283	$141,954		$52,185	$16,003	$18,141

(a) Includes open purchase order commitments related to raw materials and packaging used in the ordinary course of business of $112,641.

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

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on weighted average outstanding variable-rate borrowings at December 31, 2020, a 100 basis point increase over the non-default rates actually in effect at such date would increase our interest expense on an annualized basis by $70. Based on weighted average outstanding fixed-rate borrowings at December 31, 2020, a 100 basis point increase in market rates would result in a decrease in the fair value of our outstanding fixed-rate debt of $1,624, and a 100 basis point decrease in market rates would result in an increase in the fair value of our outstanding fixed-rate debt of $1,714.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. As a result of this assessment, management has concluded that the Company’s internal control over financial reporting as of December 31, 2020 was effective.

KPMG, LLP, the independent registered public accounting firm that audited the Company’s financial statements contained herein, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2020. The combined report on the consolidated financial statements of MGP Ingredients, Inc. and subsidiaries and audit report is included in Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
To the the Stockholders and the Board of Directors
MGP Ingredients, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of MGP Ingredients, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue recognition under bill and hold arrangements

As discussed in Note 1 to the consolidated financial statements, the Company’s Distillery Products segment routinely enters into bill and hold arrangements, whereby the Company produces and sells aged and unaged distillate to customers. As discussed in Note 3 to the consolidated financial statements, brown goods premium beverage alcohol revenue was $125,059 thousand for the year ended December 31, 2020, a portion of which was for bill and hold arrangements.

We identified the evaluation of revenue recognized under bill and hold arrangements as a critical audit matter because of the extent of additional audit effort required to test the incremental bill and hold revenue recognition criteria. The incremental bill and hold revenue recognition criteria include the evaluation of: 1) the reason for the bill and hold arrangement; 2) the identification of the product as separately belonging to the customer; 3) the product being currently ready for physical transfer to the customer; and 4) the Company’s inability to use the product or direct it to another customer.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s revenue recognition process, including controls related to bill and hold revenue recognition criteria being met. We examined a sample of bill and hold revenue transactions to assess the incremental bill and hold revenue recognition criteria. Specifically, we inspected documentation received from the customer directing the Company to warehouse distillate after production. Additionally, we observed a sample of customer-owned barrels to determine they were marked with unique identifiers separating them from Company-owned inventory and were ready for physical transfer to the customer upon request. Also, to evaluate that the Company does not have the ability to use the product or direct to another customer, we inspected underlying documentation for the same sample of bill and hold transactions to determine legal title to the product had transferred to the customer.

/s/ KPMG LLP
We have served as the Company’s auditor since 2008.

Kansas City, Missouri
February 25, 2021

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Sales	$395,521	$362,745	$376,089
Cost of sales	296,715	286,213	292,490
Gross profit	98,806	76,532	83,599

Selling, general, and administrative expenses	44,565	29,290	33,451
Operating income	54,241	47,242	50,148

Interest expense, net and other	(1,640)	(1,305)	(1,168)
Income before income taxes	52,601	45,937	48,980

Income tax expense	12,256	7,144	11,696
Net income	40,345	38,793	37,284

Income attributable to participating securities	261	253	708
Net income attributable to common shareholders and used in Earnings Per Share calculation	$40,084	$38,540	$36,576

Basic and diluted weighted average common shares	16,937,125	17,012,288	16,866,176

Basic and diluted Earnings Per Share	$2.37	$2.27	$2.17

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$40,345	$38,793	$37,284
Other comprehensive income (loss), net of tax:
Company sponsored benefit plan:
Change in post-employment benefits	732	(151)	147
Other comprehensive income (loss)	732	(151)	147
Comprehensive income	$41,077	$38,642	$37,431

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)

	December 31,
	2020	2019
Current Assets
Cash and cash equivalents	$21,662	$3,309
Receivables (less allowance for credit loss at December 31, 2020 and 2019 - $24)	56,966	40,931
Inventory	141,011	136,931
Prepaid expenses	2,644	2,048
Refundable income taxes	—	987
Total current assets	222,283	184,206

Property, plant, and equipment, net	131,992	128,419
Operating lease right-of-use assets, net	5,151	6,490
Other assets	7,149	3,482
Total assets	$366,575	$322,597

Current Liabilities
Current maturities of long-term debt	$1,600	$401
Accounts payable	30,273	29,511
Income taxes payable	704	—
Accrued expenses	20,752	9,383
Total current liabilities	53,329	39,295

Long-term debt, less current maturities	38,271	40,658
Credit agreement - revolver	—	1
Long-term operating lease liabilities	3,057	4,267
Deferred credits	2,196	1,233
Other noncurrent liabilities	4,898	4,170
Deferred income taxes	2,298	1,929
Total liabilities	104,049	91,553

Commitments and Contingencies – Note 9
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 18,115,965 shares at December 31, 2020 and 2019; 16,915,862 and 17,028,125 shares outstanding at December 31, 2020 and 2019, respectively	6,715	6,715
Additional paid-in capital	15,503	14,029
Retained earnings	262,943	230,784
Accumulated other comprehensive loss	486	(246)
Treasury stock, at cost, 1,200,103 and 1,087,840 shares at December 31, 2020 and 2019, respectively	(23,125)	(20,242)
Total stockholders’ equity	262,526	231,044
Total liabilities and stockholders’ equity	$366,575	$322,597

 See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities
Net income	$40,345	$38,793	$37,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,961	11,572	11,362
Share-based compensation	3,002	3,304	3,099
Deferred income taxes, including change in valuation allowance	593	252	1,665
Other, net	494	(116)	—
Changes in operating assets and liabilities:
Receivables, net	(16,173)	(2,134)	(4,450)
Inventory	(3,886)	(28,162)	(15,620)
Prepaid expenses	(748)	(728)	862
Income taxes payable (refundable)	1,750	(275)	1,268
Accounts payable	1,817	2,107	(2,542)
Accrued expenses	11,503	(4,547)	551
Deferred credits	963	(332)	(586)
Other, net	634	(12)	588
Net cash provided by operating activities	53,255	19,722	33,481

Cash Flows from Investing Activities
Additions to property, plant, and equipment	(19,701)	(16,730)	(31,046)
Acquisition of business	(2,750)	—	—
Proceeds from sale of property and other	2,906	—	—
Other, net	(102)	(1,201)	—
Net cash used in investing activities	(19,647)	(17,931)	(31,046)

Cash Flows from Financing Activities
Payment of dividends and dividend equivalents	(8,188)	(6,856)	(5,500)
Purchase of treasury stock	(4,411)	(5,489)	(2,324)
Loan fees incurred with borrowings	(1,148)	—	—
Proceeds from long-term debt	—	20,000	—
Principal payments on long-term debt	(1,208)	(386)	(372)
Proceeds from credit agreement - revolver	54,700	17,440	28,966
Payments on credit agreement - revolver	(55,000)	(28,140)	(21,264)
Other, net	—	(76)	—
Net cash used in financing activities	(15,255)	(3,507)	(494)

Increase (decrease) in cash and cash equivalents	18,353	(1,716)	1,941
Cash and cash equivalents, beginning of year	3,309	5,025	3,084
Cash and cash equivalents, end of year	$21,662	$3,309	$5,025

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2017	$4	$6,715	$13,912	$167,129	$(311)	$(18,719)	$168,730
Comprehensive income:
Net income	—	—	—	37,284	—	—	37,284
Other comprehensive income	—	—	—	—	147	—	147
Dividends and dividend equivalents of $0.32 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(5,499)	—	—	(5,499)
Share-based compensation	—	—	2,687	—	—	—	2,687
Stock shares awarded, forfeited or vested	—	—	(1,224)	—	—	1,640	416
Stock shares repurchased	—	—	—	—	—	(2,324)	(2,324)
Balance, December 31, 2018	4	6,715	15,375	198,914	(164)	(19,403)	201,441
Comprehensive income (loss):
Net income	—	—	—	38,793	—	—	38,793
Other comprehensive loss	—	—	—	—	(151)	—	(151)
Dividends and dividend equivalents of $0.40 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(6,854)	—	—	(6,854)
Share-based compensation	—	—	2,453	—	—	—	2,453
Stock shares awarded, forfeited or vested	—	—	(3,799)	—	—	4,650	851
Stock shares repurchased	—	—	—	—	—	(5,489)	(5,489)
Adjustment related to Accounting Standards Update 2018-02 adoption	—	—	—	(69)	69		—
Balance, December 31, 2019	4	6,715	14,029	230,784	(246)	(20,242)	231,044
Comprehensive income:
Net income	—	—	—	40,345	—	—	40,345
Other comprehensive income	—	—	—	—	732	—	732
Dividends and dividend equivalents of $0.48 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(8,186)	—	—	(8,186)
Share-based compensation	—	—	2,067	—	—	—	2,067
Stock shares awarded, forfeited or vested	—	—	(593)	—	—	1,528	935
Stock shares repurchased	—	—	—	—	—	(4,411)	(4,411)
Balance, December 31, 2020	$4	$6,715	$15,503	$262,943	$486	$(23,125)	$262,526

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

Principles of Consolidation.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the 2018 and 2019 consolidated financial statements have been reclassified to conform to the 2020 presentation.

Use of Estimates.  The financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America ("GAAP").  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  The application of certain of these policies places demands on management's judgment, with financial reporting results relying on estimation about the effects of matters that are inherently uncertain, inclusive of effects related to the COVID-19 pandemic.  For all of these policies, management cautions that future events rarely develop as forecast, and estimates routinely require adjustment and may require material adjustment.

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

(a) Leasehold improvements are the shorter of economic useful life or life of lease

Maintenance costs are expensed as incurred. The cost of property, plant, and equipment sold, retired, or otherwise disposed of, as well as related accumulated depreciation and amortization, are eliminated from the property accounts with related gains and losses reflected in the Consolidated Statements of Income.  The Company capitalizes interest costs associated with significant construction projects.  Total interest incurred for 2020, 2019, and 2018 is noted below:

	Year Ended December 31,
	2020	2019	2018
Interest costs charged to expense	$2,267	$1,305	$1,168
Plus: Interest cost capitalized	246	575	562
Total	$2,513	$1,880	$1,730

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

The Company’s Distillery Products segment routinely enters into bill and hold arrangements, whereby the Company produces and sells aged and unaged distillate to customers, and the product is barreled at the customer’s request and warehoused at a Company location for an extended period of time in accordance with directions received from the Company’s customers. Even though the aged and unaged distillate remains in the Company’s possession, a sale is recognized at the point in time when the customer obtains control of the product. Control is transferred to the customer in bill and hold transactions when: customer acceptance specifications have been met, legal title has transferred, the customer has a present obligation to pay for the product and the risk and rewards of ownership have transferred to the customer. Additionally, all the following bill and hold criteria have been met in order for control to be transferred to the customer: the reason for the bill and hold arrangement is substantive -the customer has requested the product be warehoused, the product has been identified as separately belonging to the customer, the product is currently ready for physical transfer to the customer, and the Company does not have the ability to use the product or direct it to another customer.

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

Recognition of Insurance Recoveries. Estimated loss contingencies are recognized as charges to income when they are probable and reasonably estimable. Insurance recoveries are not recognized until all contingencies related to the insurance claim have been resolved and settlement has been reached with the insurer. Insurance recoveries, to the extent of costs and losses, are reported as a reduction to costs on the Consolidated Statements of Income. Insurance recoveries, in excess of costs and losses, if any, would be reported as a separate caption in Operating income on the Consolidated Statements of Income.

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

Goodwill and Other Intangible Assets. The Company records goodwill and other indefinite-lived intangible assets in connection with various acquisitions of businesses and allocates the goodwill and other indefinite-lived intangible assets to its respective reporting units. The Company tests goodwill for impairment at least annually, in the fourth quarter, or on an interim basis if events and circumstances occur that would indicate it is more likely than not that the fair value of a reporting unit is less than the carrying value. To the extent that the carrying amount exceeds fair value, an impairment of goodwill is recognized and allocated to the reporting units. Judgment is required in the determination of reporting units, the assignment of assets and liabilities to reporting units, including goodwill, and the determination of fair value of the reporting units. The fair value of the reporting units was estimated with the assistance of third party independent appraisals. The Company separately evaluates indefinite-lived intangible assets for impairment. As of December 31, 2020, the Company determined that goodwill and indefinite lived intangible assets were not impaired.

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

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $44,548 and $42,534 at December 31, 2020 and 2019, respectively. The financial statement carrying value (including unamortized loan fees) was $39,871 and $41,060 at December 31, 2020 and 2019, respectively.  These fair values are considered Level 2 under the fair value hierarchy.

Derivative Instruments. Certain commodities the Company uses in its production process, or input costs, exposes it to market price risk due to volatility in the prices for those commodities.  Through the Company’s grain supply contracts for its Atchison and Lawrenceburg facilities, its wheat flour supply contract for the Atchison facility, and its natural gas contracts for both facilities, it purchases grain, wheat flour, and natural gas, respectively, for delivery from one to 24 months into the future at negotiated fixed prices.  The Company has determined that the firm commitments to purchase grain, wheat flour, and natural gas under the terms of its supply contracts meets the normal purchases and sales exception as defined under ASC 815,  Derivatives and Hedging, because the quantities involved are for amounts to be consumed within the normal expected production process.

Recently Adopted Accounting Standard Updates.
Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) and subsequent updates, which changes the methodology for measuring credit losses on financial instruments and the timing when such losses are recorded. The Company adopted this standard on January 1, 2020 using the modified retrospective approach, and it had no impact on its consolidated financial statements and disclosures.

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

Recently Issued Accounting Pronouncements.
ASU 2020-04, Facilitation of Effects of Reference Rate Reform on Financial Reporting, which provide optional expedients and exceptions for a period of time to help facilitate the adoption of reference rate reform and the impact on financial reporting. This guidance is effective immediately upon issuance and may be applied prospectively to contract modifications and transactions affected by reference rate reform before December 31, 2022. This amendment is not applicable to contract modifications made after December 31, 2022. The Company is still evaluating the effect that ASU 2020-04 will have on its consolidated financial statements and related disclosures.

ASU 2021-01, Reference Rate Reform - Scope, which provides certain expedients and exceptions when applying the reference rate reform to certain derivative and hedging contracts. This guidance is effective immediately for all entities on a full retrospective basis subsequent to March 12, 2020 or on a prospective basis to new contracts. The amendment is not applicable to contract modifications made after December 31, 2020. The Company is still evaluating the effect that ASU 2021-01 will have on its consolidated financial statements and related disclosures.

NOTE 2: OTHER BALANCE SHEET CAPTIONS

Inventory.

	December 31,
	2020	2019
Finished goods	$16,414	$16,654
Barreled distillate (bourbons and whiskeys)	105,445	104,249
Raw materials	6,954	4,920
Work in process	1,805	1,766
Maintenance materials	8,634	8,200
Other	1,759	1,142
Total	$141,011	$136,931

Property, plant, and equipment, net.

	December 31,
	2020	2019
Land, buildings, and improvements	$114,374	$105,257
Transportation equipment	664	3,317
Machinery and equipment	181,990	190,930
Construction in progress	16,702	14,454
Property, plant, and equipment, at cost	313,730	313,958
Less accumulated depreciation and amortization	(181,738)	(185,539)
Property, plant, and equipment, net	$131,992	$128,419

Accrued expenses.

	December 31,
	2020	2019
Employee benefit plans	$3,033	$590
Salaries and wages	12,607	3,189
Property taxes	1,461	1,445
Current operating lease liabilities	2,112	2,244
Other	1,539	1,915
Total	$20,752	$9,383

NOTE 3: REVENUE

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

Disaggregation of Sales. The following table presents the Company's sales disaggregated by segment and major products and services.

	Year Ended December 31,
	2020	2019	2018
Distillery Products
Brown Goods	$125,059	$107,190	$125,857
White Goods	64,347	62,862	62,574
Premium beverage alcohol	189,406	170,052	188,431
Industrial alcohol	80,682	79,833	80,650
Food grade alcohol	270,088	249,885	269,081
Fuel grade alcohol	5,630	5,949	6,347
Distillers feed and related co-products	26,109	26,743	25,698
Warehouse services	15,631	14,656	12,929
Total Distillery Products	317,458	297,233	314,055

Ingredient Solutions
Specialty wheat starches	41,631	30,816	28,594
Specialty wheat proteins	26,960	22,359	21,098
Commodity wheat starch	7,630	9,628	9,223
Commodity wheat protein	1,842	2,709	3,119
Total Ingredient Solutions	78,063	65,512	62,034

Total sales	$395,521	$362,745	$376,089

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS

The Company records goodwill and indefinite-lived intangible assets in connection with various acquisitions of businesses and allocates the goodwill and indefinite-lived intangible assets to its respective reporting units. Goodwill and indefinite-lived intangible assets are included in Other assets on the Consolidated Balance Sheets. Changes in carrying amount of goodwill and indefinite-lived intangible assets by business segment were as follows:

	Distillery Products (a)	Ingredient Solutions	Total (a)
Balance at December 31, 2019	$1,850	$—	$1,850
Acquisitions	1,778	—	1,778
Balance at December 31, 2020	$3,628	$—	$3,628

(a) Includes $890 and $350 of trade names at December 31, 2020 and 2019, respectively. Trade names are considered indefinite-lived intangible assets.

NOTE 5: CORPORATE BORROWINGS

Indebtedness Outstanding. The following table presents the Company’s outstanding indebtedness

	December 31,
Description(a)	2020	2019
Credit Agreement - Revolver, 1.15% (variable rate) due 2025	$—	$—
Previous Credit Agreement - Revolver, 3.19% (variable rate) due 2022	—	300
Secured Promissory Note, 3.71% (fixed rate) due 2022	—	1,208
Prudential Note Purchase Agreement, 3.53% (fixed rate) due 2027	20,000	20,000
Prudential Note Purchase Agreement, 3.80% (fixed rate) due 2029	20,000	20,000
Total indebtedness outstanding	40,000	41,508
Less unamortized loan fees(b)	(129)	(448)
Total indebtedness outstanding, net	39,871	41,060
Less current maturities of long-term debt	(1,600)	(401)
Long-term debt	$38,271	$40,659

(a) Interest rates are as of December 31, 2020, except for the Previous Credit Agreement which is as of December 31, 2019.
(b) Loan fees are being amortized over the life of the Credit Agreement and Note Purchase Agreement.

Credit Agreement and Note Purchase Agreements. On February 14, 2020, the Company entered into a new credit agreement (the "Credit Agreement") with multiple participants led by Wells Fargo Bank, National Association ("Wells Fargo Bank"). The Credit Agreement provides for a $300,000 revolving credit facility. The Company may increase the facility from time to time by an aggregate principal amount of up to $100,000 provided certain conditions are satisfied and at the discretion of the lender. The Credit Agreement matures on February 14, 2025. The Credit Agreement is secured by substantially all assets, excluding real property.

The Credit Agreement includes certain requirements and covenants, which the Company was in compliance with at December 31, 2020. The Company incurred $1,148 new loan fees related to the Credit Agreement during 2020. The unamortized balance of total loan fees related to the Credit Agreement was $1,195 at December 31, 2020, which were included in Other assets, net on the Consolidated Balance Sheet. The unamortized loan fees are being amortized over the life of the Credit Agreement.

As of December 31, 2020, the Company had no outstanding borrowings under the Credit Agreement leaving $300,000 available. The interest rate for the borrowings of the Credit Agreement at December 31, 2020 was 1.2%.

The Credit Agreement replaced the Company's $150,000 Credit Agreement ("Previous Credit Agreement) with Wells Fargo Bank, which was entered into on August 23, 2017. The Previous Credit Agreement was set to mature on August 23, 2022. The Previous Credit Agreement was secured by substantially all assets, excluding real property. The interest rate for borrowings of the Previous Credit Agreement at December 31, 2019 was 3.2%.

On August 23, 2017, the Company also entered into a Note Purchase and Private Shelf Agreement (the "Note Purchase Agreement") with PGIM, Inc. ("Prudential Capital Group"), an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. The Note Purchase Agreement was amended by the First Amendment to Private Shelf Agreement as of February 14, 2020 and the Second Amendment to Private Shelf Agreement as of September 30, 2020. The amended agreement provides for the issuance of up to $105,000 of Senior Secured Notes the shelf facility and issuance of up $20,000 Senior Secured Notes. The Company issued $20,000 of Senior Secured Notes with a maturity date of August 23, 2027. The Senior Secured Notes bear interest at a rate of 3.5 percent per year. On April 30, 2019, the Company issued $20,000 of additional Senior Secured

Notes with a maturity date of April 30, 2029. The Senior Secured Notes bear interest at a rate of 3.8 percent per year. The Note Purchase Agreement includes certain requirements and covenants, which the Company was in compliance with at December 31, 2020. The Company incurred no new loan fees related to the Note Purchase Agreement during 2020. The unamortized balance of total loan fees related to the Note Purchase Agreement was $129 at December 31, 2020 and is being amortized over the life of the Note Purchase Agreement. The Note Purchase Agreement is secured by substantially all assets, excluding real property.

Debt Maturities. Aggregate amount of maturities for long-term debt as of December 31, 2020 are as follows:

2021	$1,600
2022	3,200
2023	5,600
2024	6,400
2025	6,400
Thereafter	16,800
Total	$40,000

NOTE 6: INCOME TAXES

Income tax expense is composed of the following:

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$10,825	$6,426	$8,844
State	1,291	412	1,317
	12,116	6,838	10,161
Deferred:
Federal	(302)	352	55
State	442	(46)	1,480
	140	306	1,535
Total	$12,256	$7,144	$11,696

Income tax expense also included tax expense allocated to comprehensive income for 2020, 2019, and 2018 of $229, $14, and $73, respectively (see the Consolidated Statements of Comprehensive Income).

In response to COVID-19, President Donald Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") on March 27, 2020. The CARES Act along with other guidance issued by the IRS provides for numerous tax provisions and other stimulus measures, including temporary suspension of certain payment requirements for the employer portion of Social Security taxes, deferral of income tax payments until July 15, 2020, and technical corrections from prior tax legislation. The Company is in the process of monetizing certain parts of the CARES Act and continues to monitor tax legislation for additional potential benefits available to the Company. In addition, President Trump signed a second COVID-19 stimulus bill, the Coronavirus Relief and Government Funding Act, on December 27, 2020. The Company is in the process of reviewing that legislation. As of December 31, 2020, to the extent applicable, MGP has reflected both stimulus packages in its consolidated financial statements.

A reconciliation of income tax expense at the normal statutory federal rate to income tax expense included in the accompanying Consolidated Statements of Income is below:

	Year Ended December 31,
	2020	2019	2018
"Expected" provision at federal statutory rate	$11,046	$9,654	$10,286
State income taxes, net	2,408	1,540	2,029
Change in valuation allowance	(422)	(168)	1,304
Share-based compensation	56	(2,877)	(1,201)
Compensation limits	125	148	—
Federal and state tax credits	(1,035)	(1,302)	(807)
Other	78	149	85
Income tax expense	$12,256	$7,144	$11,696
Effective tax rate	23.3%	15.6%	23.9%

The tax effects of temporary differences giving rise to deferred income taxes shown on the Consolidated Balance Sheets are as follows:

	December 31,
	2020	2019
Deferred income tax assets:
Post-retirement liability	$446	$717
Deferred income	250	300
Share-based compensation	2,123	1,238
Capital loss carryforwards	—	91
State tax credit carryforwards	2,986	3,198
State operating loss carryforwards	1,264	1,529
Inventories	2,077	1,738
Operating lease liabilities	1,322	1,582
Deferred compensation	1,250	—
Other	1,036	1,291
Gross deferred income tax assets	12,754	11,684
Less: valuation allowance	(862)	(1,284)
Net deferred income tax assets	11,892	10,400
Deferred income tax liabilities:
Fixed assets	(12,205)	(10,332)
Operating lease right-of-use assets	(1,318)	(1,577)
Other	(667)	(420)
Gross deferred income tax liabilities	(14,190)	(12,329)
Net deferred income tax liability	$(2,298)	$(1,929)

A schedule of the change in valuation allowance is as follows:

Balance at December 31, 2018	$1,452
Decrease	(168)
Balance at December 31, 2019	1,284
Decrease	(422)
Balance at December 31, 2020	$862

As of December 31, 2020, the Company’s total valuation allowance of $862 related to net operating loss carryforwards and certain tax credits in states in which it is not "more likely than not" to create enough state taxable income to fully utilize the carryforwards before expiration of the carryforward periods. As of December 31, 2019, the Company’s total valuation allowance of $1,284 related to net operating loss carryforwards in states in which it is not "more likely than not" to create enough state taxable income to fully utilize the carryforwards before expiration of the carryforward periods, and capital loss carryforwards that the Company is not "more likely than not" to use before they expire. The reduction of the valuation allowance year-over-year is due to certain capital loss carryforwards and the corresponding deferred tax asset and related valuation allowance expiring at the end of 2020, and the reduction of the valuation allowance related to certain state tax attributes.

As of December 31, 2020 and 2019, the Company had $18,697 and $21,918 in gross state net operating loss carryforwards, respectively. Due to varying state carryforward periods, the state net operating loss carryforwards will expire in varying years between calendar years 2021 and 2040. As of December 31, 2020 and 2019, the Company had gross state tax credit carryforwards of $3,778 and $4,049, respectively. State credits, if not used to offset income tax expense in their respective jurisdictions, will expire in varying years between 2021 and 2036.
The Company treats accrued interest and penalties related to tax liabilities, if any, as a component of income tax expense.  During 2020, 2019, and 2018, the Company's activity in accrued interest and penalties was not significant.

The following is a reconciliation of the total amount of unrecognized tax benefits (excluding interest and penalties) for 2020, 2019, and 2018:

	Year Ended December 31,
	2020	2019	2018
Beginning of year balance	$255	$193	$185
Additions based on prior year tax positions	2	3	2
Additions based on current year tax positions	20	78	11
Reduction for prior year tax positions	—	(19)	(5)
Reductions for settlements	(165)	—	—
End of year balance	$112	$255	$193

For each period presented, substantially all of the amount of unrecognized benefits (excluding interest and penalties) would impact the effective tax rate, if recognized. The Company reasonably expects that the amount of unrecognized tax benefit will not change significantly over the next 12 months.

The Company completed an audit of federal income tax audit for tax year 2016, without significant findings. For federal tax purpose, all tax years after 2016 remain open to adjustment. The Company is subject to examination for its state tax returns for years 2016, and forward, with the exception of certain net operating losses and credit carryforwards originating in years prior to 2016 that remain subject to adjustment.

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

EPS. The computations of basic and diluted EPS:

	Year Ended December 31,
	2020	2019	2018
Operations:
Net income(a)	$40,345	$38,793	$37,284
Less: Income attributable to participating securities (unvested shares and units) (b)	261	253	708
Net income attributable to common shareholders	$40,084	$38,540	$36,576

Share information:
Basic and diluted weighted average common shares(c)	16,937,125	17,012,288	16,866,176

Basic and diluted EPS	$2.37	$2.27	$2.17

(a)Net income attributable to all shareholders.
(b)Participating securities included RSUs of 110,665, 111,365, and 326,375 for the years ended December 31, 2020, 2019, and 2018, respectively.
(c)Under the two class method, basic weighted average common shares exclude outstanding unvested participating securities.

Share Repurchase. On February 25, 2019, the Board of Directors approved a $25,000 share repurchase authorization commencing February 27, 2019 through February 27, 2022. Under the share repurchase program, the company can repurchase stock from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws. This share repurchase program may be modified, suspended, or terminated by the company at any time without prior notice. During the year ended December 31, 2020, the Company repurchased approximately 159,104 shares of MGP Common Stock for $4,053, resulting in $20,947 remaining under the share repurchase plan. The shares were repurchased in multiple separate tranches with the final purchase concluding on March 16, 2020.

Dividends and Dividend Equivalents

Dividend and Dividend Equivalent Information (per Share and Unit)
Declaration date	Record date	Payment date	Declared	Paid	Dividend payment	Dividend equivalent payment(a)(b)	Total payment(b)
2020
February 24	March 13	March 27	$0.12	$0.12	$2,047	$13	$2,060
April 28	May 22	June 5	0.12	0.12	2,027	14	2,041
July 28	August 21	September 4	0.12	0.12	2,029	14	2,043
October 27	November 20	December 4	0.12	0.12	2,030	14	2,044
			$0.48	$0.48	$8,133	$55	$8,188
2019
February 25	March 13	March 29	$0.10	$0.10	$1,701	$13	$1,714
April 29	May 15	May 31	0.10	0.10	1,702	11	1,713
July 29	August 14	August 30	0.10	0.10	1,703	11	1,714
October 29	November 14	November 26	0.10	0.10	1,703	12	1,715
			$0.40	$0.40	$6,809	$47	$6,856
2018
February 21	March 9	March 23	$0.08	$0.08	$1,348	$27	$1,375
April 30	May 16	June 1	0.08	0.08	1,348	27	1,375
July 31	August 16	August 31	0.08	0.08	1,348	27	1,375
October 30	November 15	November 30	0.08	0.08	1,349	26	1,375
			$0.32	$0.32	$5,393	$107	$5,500
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

The following table provides supplemental balance sheet classification information related to leases:

		December 31,
Leases	Balance Sheet Classification	2020	2019
Assets
Operating	Operating lease right-of-use-assets, net	$5,151	$6,490
Total leased assets		$5,151	$6,490

Liabilities
Current Operating	Accrued expenses	$2,112	$2,244
Noncurrent Operating	Long-term operating lease liabilitites	3,057	4,267
Total operating lease liability		$5,169	$6,511

The following table presents the components of lease costs:

	Year Ended December 31,
	2020	2019
Operating lease costs	$2,704	$2,434
Short-term lease costs	281	767
Sublease income	(99)	(247)
Net lease costs(a)	$2,886	$2,954
(a) Recorded as a component of Operating income on the Company’s Consolidated Statement of Income.

The following table presents supplemental cash flow and non-cash activity related to lease information:

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,707	$2,414

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$1,048	$2,064

The following table presents weighted average discount rate and remaining lease term:

	December 31,
	2020	2019
Weighted average discount rate
Operating leases	5.01%	5.77%

Weighted average remaining lease term
Operating leases	2.8 years	3.3 years

As of December 31, 2020, the maturities of operating lease liabilities were as follows:

2021	$2,308
2022	1,689
2023	1,093
2024	420
2025	1
Thereafter	—
Total lease payments	5,511
Less interest	(342)
Total operating lease liability	$5,169

NOTE 9: COMMITMENTS AND CONTINGENCIES

Commitments. Beginning in October 2018, the Company carries $10,000 in industrial revenue bonds with the City of Williamstown, Kentucky (the "City") that mature in 2047, and leases back facilities owned by the City that the Company recorded as property, plant, and equipment, net, on its Consolidated Balance Sheet under a capital lease. The lease payment on the facilities is sufficient to pay principal and interest on the bonds. Because the Company owns all of the outstanding bonds, has a legal right to set-off, and intends to set-off the corresponding lease and interest payment, the Company netted the capital lease obligation with the bond asset and, in turn, reflected no amount for the obligation or the corresponding asset on its Consolidated Balance Sheet at December 31, 2020 and 2019.

Contingencies. There are various legal and regulatory proceedings involving the Company and its subsidiaries.  The Company accrues estimated costs for a contingency when management believes that a loss is probable and can be reasonably estimated.

Feed Dryer Fire. During November 2020, the Company experienced a fire at the Atchison facility. The fire damaged certain equipment in the facility's feed drying operations and caused temporary loss of production time. The Company impaired $681 of spare parts and other inventory which was recorded in Cost of sales on the Consolidated Statements of Income for the year ended December 31, 2020. Additionally, the Company incurred $486 in losses from the write off of property, plant and equipment, which was recorded as a component of Operating income on the Consolidated Statements of Income for the year ended December 31, 2020. During December 2020, the Company recorded a $3,780 partial settlement from its insurance carrier as a reduction of Cost of sales. The Company is working to construct a replacement drying system. The Company’s insurance is expected to provide coverage of any business interruption and other losses from damage to property, plant and equipment, but there can be no assurance to the amount or timing of possible insurance recoveries if ultimately claimed by the Company.

Ransomware Cyber-Attack. In May 2020, the Company was affected by a ransomware cyber-attack that temporarily disrupted production at its Atchison facilities. The Company's financial information was not affected and there is no evidence that any sensitive or confidential company, supplier, customer or employee data was improperly accessed or extracted from our network. The Company has insurance related to this event and partially recovered $633 in December 2020 as reduction of Cost of sales. The Company is currently evaluating if it will seek further recovery related to this event. Following the attack, MGP implemented a variety of measures to further enhance our cybersecurity protections and minimize the impact of any future attack. The Company’s insurance may cover additional losses from this incident, but there can be no assurance as to the amount or timing of any possible insurance recoveries if ultimately claimed by the Company.

Shareholder matters. In 2020, two putative class action lawsuits were filed in the United States District Court for District of Kansas, naming the Company and certain of its current and former executive officers as defendants, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs seek to pursue claims on behalf of a class consisting of purchasers or acquirers of the Company's Common Stock during certain specified periods (the “Class Periods”). On May 28, 2020, the two lawsuits were consolidated and the Court appointed City of Miami Fire Fighters’ and Police Officers’ Retirement Trust as lead plaintiff. The consolidated action is captioned In re MGP Ingredients, Inc. Securities Litigation and the file is maintained under Master File No. 2:20-cv-2090-DDCJPO. On July 22, 2020, the Retirement Trust filed a consolidated Amended Complaint. The Consolidated Complaint alleges that the defendants made false and/or misleading statements regarding the Company’s forecasts of sales of aged whiskey, and that, as a result the Company's Common Stock traded at artificially inflated prices throughout the Class Periods. The plaintiffs seek compensatory damages, interest, attorneys’ fees, costs, and unspecified equitable relief, but have not specified the amount of damages being sought. On September 8, 2020, defendants filed a Motion to Dismiss the Consolidated Amended Complaint. The Motion has been fully briefed and remains pending. Discovery is stayed while the motion is pending. The Company intends to continue to vigorously defend itself in this action.

On May 11, 2020, Mitchell Dorfman, a shareholder in MGP, filed an action in the United States District Court for the District of Kansas, under the caption Dorfman, derivatively on behalf of MGP Ingredients v. Griffin, et al., Case 2:20-cv-02239. On June 4, 2020, Justin Carter, a shareholder in MGP, filed an action in the United States District Court for the District of Kansas, under the caption Carter, derivatively on behalf of MGP Ingredients v. Griffin, et al., Case 2:20-cv-02281. On June 18, 2020, Alexandra Kearns, a shareholder in MGP, filed an action in the District Court of Atchison County, Kansas, under the caption Kearns, derivatively on behalf of MGP Ingredients v. Griffin, et al., Case 2020-CV-000042. The defendants are certain of the Company’s current and former officers and directors. The Company is a nominal defendant in each action. Plaintiffs allege that the Company was damaged as a result of the conduct of the individual defendants alleged in the MGP Ingredients, Inc. Securities Litigation, the repurchase of company stock at artificially inflated prices, and compensation paid to the individual defendants. The Complaint in Dorfman asserts claims for violations of Sections 14(a), 10(b), and 20(a) of the Securities Exchange Act of 1934, breach of fiduciary duties, waste of corporate assets, and unjust enrichment. The Complaint in Carter asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, breach of fiduciary duties, waste of corporate assets, and unjust enrichment. The Petition in Kearns asserts claims for breach of fiduciary duties, waste of corporate assets, and unjust enrichment. The pleadings pray for an award of compensatory damages, including interest, in favor of the Company, for equitable relief related to the Company’s corporate governance, for disgorgement of compensation, and for an award of attorneys’ fees and costs. On July 13, 2020, defendants filed a Motion to Dismiss in Dorfman. The Motion has been fully briefed and remains pending. On August 13, 2020, defendants filed a Motion to Stay the Kearns action pending the resolution of Dorfman. The Motion has been fully briefed and remains pending. On November 3, 2020, the court entered an order providing that Defendants’ response to the Carter Complaint shall be due 14 days after a ruling on the Motion to Dismiss filed in Dorfman.

On November 25, 2020, Kenneth Laury filed an action in the District Court of Shawnee County, Kansas under the caption Laury v. MGP Ingredients, Inc., Case Number: 2020-CV-000609. The Petition alleges that plaintiff commenced the action under K.S.A. 17-6510 to enforce his alleged right to inspect books and records of the Company, in order to enable him to evaluate possible misconduct by the Company’s Board of Directors and management. On January 8, 2021, the Company filed an Answer to the Petition, denying that plaintiff has satisfied the statutory requirements for his demand.
2016 Atchison Chemical Release. A chemical release occurred at the Company's Atchison facility on October 21, 2016, which resulted in emissions venting into the air ("the Atchison Chemical Release"). Private plaintiffs have initiated, and additional private plaintiffs may initiate, legal proceedings for damages resulting from the Atchsion Chemical Release, but the Company is currently unable to reasonably estimate the amount of any such damages that might result.  The Company’s insurance may provide coverage of any damages to private plaintiffs, subject to a deductible of $250, but certain regulatory fines or penalties may not be covered and there can be no assurance to the amount or timing of possible insurance recoveries if ultimately claimed by the Company.

NOTE 10: EMPLOYEE BENEFIT PLANS

401(k) Plans.  The Company has established 401(k) plans covering all employees after certain eligibility requirements are met.  Amounts charged to operations for employer contributions related to the plans totaled $1,733, $1,603, and $1,488 for 2020, 2019, and 2018, respectively.

Post-Employment Benefits.  The Company sponsors life insurance coverage as well as medical benefits, including prescription drug coverage, to certain retired employees and their spouses.  In 2014, the Company made a change to the plan to terminate post-employment health care and life insurance benefits for retirees and employees except for a specified grandfathered group. As of December 31, 2020 and 2019, total current benefit obligation recorded in Accrued expense on the Consolidated Balance Sheets was $266 and $441, respectively. As of December 31, 2020 and 2019, total noncurrent benefit obligation was $1,476 and $2,509, which was recorded in Other noncurrent liabilities on the Consolidated Balance Sheets, respectively.

Share-Based Compensation Plans.  As of December 31, 2020, the Company was authorized to issue 40,000,000 shares of Common Stock and had a treasury share balance of 1,200,103 at December 31, 2020.

The Company currently has two active share-based compensation plans: the Employee Equity Incentive Plan of 2014 (the "2014 Plan") and the Non-Employee Director Equity Incentive Plan (the "Directors' Plan"). The plans were approved by shareholders at the Company’s annual meeting in May 2014. Detail of activities in both plans follows below.

The Company’s share-based compensation plans provide for the awarding of stock options, stock appreciation rights, and shares of restricted stock and RSUs for senior executives and salaried employees, as well as for outside directors.   Compensation expense related to restricted stock awards is based on the market price of the stock on the date the Board of Directors communicates the approved award and is amortized over the vesting period of the restricted stock award. The Consolidated Statements of Income for 2020, 2019, and 2018 reflect total share-based compensation costs and director fees for awarded grants of $2,723, $2,424, $2,612, respectively, related to these plans.

For long-term incentive awards to be granted in the form of RSUs in 2021 based on 2020 results, the Human Resources and Compensation Committee ("HRCC") determined that the grants would have performance conditions that would be based on the same performance metrics as the Short-Term Incentive Plan (the "STI Plan"). The performance metrics are operating income, earnings before interest, taxes, depreciation, and amortization ("EBITDA"), and EPS. Because management determined at the beginning of 2020 that the performance metrics would most likely be met, amortization of the estimated dollar pool of RSUs to be awarded based on 2020 results was started in the first quarter over an estimated 48 month period, including 12 months to the grant date and an additional 36 months to the vesting date. The Consolidated Statements of Income for 2020, 2019, and 2018 reflects share-based compensation costs for grants to be awarded of $2,566, $123, and $821, respectively.

2014 Plan. The 2014 Plan, with 1,500,000 shares registered for future grants, provides that vesting occurs pursuant to the time period specified in the particular award agreement approved for that issuance of RSUs, which is to be not less than three years unless vesting is accelerated due to the occurrence of certain events. As of December 31, 2020, 421,748 RSUs had been granted of the 1,500,000 shares approved for under the 2014 Plan.

Directors’ Plan. The Director’s Plan, with 300,000 shares registered for future grants, provides that vesting occurs pursuant to the time period specified in the particular award agreement approved for that issuance of equity.  As of December 31, 2020, 109,220 shares were granted of the 300,000 shares approved for grants under the Directors’ Plan and all 109,220 shares were vested.

RSUs.  Summary of unvested RSUs under the Company’s share-based compensation plans for 2020, 2019, and 2018:

	Year Ended December 31,
	2020		2019		2018
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Unvested balance at beginning of year	116,855	$65.73	329,205	$25.42	368,492	$17.20
Granted	38,700	31.93	45,993	77.78	42,136	78.37
Forfeited	(5,278)	63.17	(22,934)	57.27	(1,080)	28.30
Vested	(31,422)	44.06	(235,409)	12.54	(80,343)	15.42
Unvested balance at end of year	118,855	$60.56	116,855	$65.73	329,205	$25.42

During 2020, 2019, and 2018, the total grant date fair value of RSU awards vested was $1,384, $2,951, and $1,239, respectively. As of December 31, 2020 there was $1,570 of total estimated unrecognized compensation costs (net of estimated forfeitures) related to granted RSU awards.  These costs are expected to be recognized over a weighted average period of approximately 1.6 years.

Upon their vesting, the Company purchased restricted stock and RSUs from employees to cover associated withholding taxes. Total treasury stock purchases added 10,437 shares for $358 in 2020; 77,481 shares for $5,489 in 2019; and 27,214 shares for $2,324 in 2018.

Annual Cash Incentive Plan. The STI Plan was amended and restated as of January 1, 2019. The STI Plan is designed to motivate and retain the Company’s officers and employees and tie short-term incentive compensation to achievement of certain profitability goals by the Company. Pursuant to the STI Plan, short-term incentive compensation is dependent on the achievement of certain performance metrics by the Company, established by the Board of Directors. Each performance metric is calculated in accordance with the rules approved by the HRCC, which may adjust the results to eliminate unusual items. For 2020, 2019, and 2018, the performance metrics were operating income, EBITDA, and EPS. Operating income for the performance metric was defined as reported GAAP operating income adjusted for certain discretionary items as determined by the Company’s management, if applicable ("adjusted operating income"). The HRCC determines the officers and employees eligible to participate under the STI Plan for the plan year as well as the target annual incentive compensation for each participant for each plan year.

Amounts expensed under the STI Plan totaled $9,732, $461, and $5,581 for 2020, 2019, and 2018, respectively.

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

Plan investments are classified as Level 1 in the fair value hierarchy since the investments trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis. The current portion of deferred compensation plan deferrals is comprised of estimated amounts to be paid within one year depending on timing of planned disbursements. At December 31, 2020 and 2019, the EDC Plan investments were $2,007 and $1,185, respectively, which were recorded in Other assets on the Company's Consolidated Balance Sheet. The EDC Plan liabilities were $3,140 and $1,337 as of December 31, 2020 and 2019, respectively, which were recorded in Other non-current liabilities on the Company's Consolidated Balance Sheet.

NOTE 11: CONCENTRATIONS

Significant customers.  For 2020, 2019, and 2018, the Company had no sales to an individual customer that accounted for more than 10 percent of consolidated sales.  During the years 2020, 2019, and 2018, the Company’s ten largest customers accounted for approximately 37 percent, 39 percent, and 40 percent of consolidated sales, respectively.

Significant suppliers. For 2020, the Company had purchases from two grain suppliers that approximated 30 percent of consolidated purchases. In addition, the Company’s ten largest suppliers, accounted for approximately 65 percent of consolidated purchases.

For 2019, the Company had purchases from two grain suppliers that approximated 31 percent of consolidated purchases. In addition, the Company’s ten largest suppliers accounted for approximately 66 percent of consolidated purchases.

For 2018, the Company had purchases from two grain suppliers that approximated 29 percent of consolidated purchases.  The Company also purchased food grade alcohol from Pacific Ethanol of approximately 12 percent of consolidated purchases. In addition, the Company’s ten largest suppliers, including these three suppliers, accounted for approximately 68 percent of consolidated purchases.

NOTE 12: OPERATING SEGMENTS

At December 31, 2020 and 2019, the Company had two segments: Distillery Products and Ingredient Solutions. The Distillery Products segment consists of food grade alcohol and distillery co-products, such as distillers feed (commonly called dried distillers grain in the industry) and fuel grade alcohol. The Distillery Products segment also includes warehouse services, including barrel put away, barrel storage, and barrel retrieval services. Ingredient Solutions segment consists of specialty starches and proteins and commodity starches and proteins.

Operating profit for each segment is based on sales less identifiable operating expenses.  Non-direct SG&A, interest expense, and other general miscellaneous expenses are excluded from segment operations and are classified as Corporate.  Receivables, inventories, and equipment have been identified with the segments to which they relate.  All other assets are considered as Corporate.

	Year Ended December 31,
	2020	2019	2018
Sales to customers:
Distillery Products	$317,458	$297,233	$314,055
Ingredient Solutions	78,063	65,512	62,034
Total(a)	$395,521	$362,745	$376,089

Gross profit:
Distillery Products	$77,960	$65,952	$71,793
Ingredient Solutions	20,846	10,580	11,806
Total	$98,806	$76,532	$83,599

Depreciation and amortization:
Distillery Products	$9,916	$8,974	$8,739
Ingredient Solutions	1,871	1,554	1,567
Corporate	1,174	1,044	1,056
Total	$12,961	$11,572	$11,362

Income (loss) before income taxes:
Distillery Products	$71,023	$59,309	$64,791
Ingredient Solutions	18,024	8,051	9,336
Corporate	(36,446)	(21,423)	(25,147)
Total	$52,601	$45,937	$48,980

(a)Sales revenue from foreign sources totaled $23,905, $19,372, and $19,782 for 2020, 2019, and 2018, respectively, and is largely derived from Japan, Thailand, Mexico, and Canada.  The balance of total sales revenue is from domestic sources.

	December 31,
	2020	2019
Identifiable Assets
Distillery Products	$288,069	$271,766
Ingredient Solutions	41,276	30,802
Corporate	37,230	20,029
Total(a)	$366,575	$322,597

(a)The Company has no assets located in foreign countries.

NOTE 13: SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2020	2019	2018
Non-cash investing and financing activities:
Purchase of property, plant, and equipment in accounts payable	$3,375	$4,430	$2,389
Additional cash payment information:
Interest paid	2,212	1,611	1,578
Income taxes paid	10,566	7,111	8,818

See Note 8 for operating lease supplemental cash flow information.

NOTE 14: QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year Ended December 31, 2020
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Sales	$100,915	$102,964	$92,560	$99,082
Cost of sales	69,184	79,802	71,858	75,871
Gross profit	31,731	23,162	20,702	23,211
SG&A expenses	16,188	9,510	9,364	9,503
Operating income	15,543	13,652	11,338	13,708
Interest expense, net and other	(291)	(409)	(298)	(642)
Income before income taxes	15,252	13,243	11,040	13,066
Income tax expense	3,620	2,862	2,550	3,224
Net income	$11,632	$10,381	$8,490	$9,842

Basic and diluted EPS data(a)	$0.69	$0.61	$0.50	$0.57

	Year Ended December 31, 2019
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Sales	$92,463	$90,685	$90,501	$89,096
Cost of sales	70,903	71,895	70,979	72,436
Gross profit	21,560	18,790	19,522	16,660
SG&A expenses	5,309	7,186	8,648	8,147
Operating income	16,251	11,604	10,874	8,513
Interest expense, net	(368)	(364)	(321)	(252)
Income before income taxes	15,883	11,240	10,553	8,261
Income tax expense (benefit)	2,936	3,025	2,642	(1,459)
Net income	$12,947	$8,215	$7,911	$9,720

Basic and diluted EPS data(a)	$0.76	$0.48	$0.46	$0.57
(a)Quarterly EPS amounts may not add to amounts for the year because quarterly and annual EPS calculations are performed separately.

NOTE 15: SUBSEQUENT EVENTS

Definitive Merger Agreement with Luxco, Inc.

On January 22, 2021, the Company entered into a definitive agreement to acquire Luxco, Inc., and its affiliated companies ("Luxco"). Luxco is a leading branded beverage alcohol company across various categories, with a more than 60-year business heritage. As a result of the Luxco acquisition, MGP expects to increase it's scale and market position in the branded-spirits sector and strengthen its platform for future growth of higher valued-added products. Under the terms of the agreement, Luxco shareholders will receive $237,500 in cash (less assumed indebtedness) and 5,007,833 shares of common stock of the Company. The purchase price is subject to customary purchase price adjustments, including working capital, which adjustments are anticipated to be paid in cash.

Dividend Declaration

On February 23, 2021, the Board of Directors declared a quarterly dividend payable to stockholders of record as of March 12, 2021, of our Common Stock and a dividend equivalent payable to holders of certain RSUs as of March 12, 2021, of $0.12 per share and per unit.  The dividend payment and dividend equivalent payment will occur on March 26, 2021.

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

CHANGES IN INTERNAL CONTROLS

There has been no change in the Company’s internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during 2020 that has materially affected, or is reasonably likely to materially affect MGP Ingredients, Inc.’s internal control over financial reporting.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the information under Principal Stockholders of the Proxy Statement.

The following is a summary of securities authorized for issuance under equity compensation plans as of December 31, 2020:

	(1) Number of shares to be issued upon exercise of outstanding options, warrants, and rights	(2) Weighted average of exercise price of outstanding options, warrants, and rights	(3) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity compensation plans approved by security holders	118,855	$60.56	1,269,032
Equity compensation plans not approved by security holders	—	—	—
Total	118,855	$60.56	1,269,032

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

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    The following financial statements are filed as part of this report:

•Management’s Report on Internal Control over Financial Reporting.
•Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements and Internal Control over Financial Reporting.
•Consolidated Statements of Income – Years Ended December 31, 2020, 2019, and 2018.
•Consolidated Statements of Comprehensive Income – Years Ended December 31, 2020, 2019, and 2018.
•Consolidated Balance Sheets - December 31, 2020 and 2019.
•Consolidated Statements of Cash Flows – Years Ended December 31, 2020, 2019, and 2018.
•Consolidated Statements of Changes in Stockholders’ Equity – Years Ended December 31, 2020, 2019, and 2018.
•Notes to Consolidated Financial Statements - Years Ended December 31, 2020, 2019, and 2018.

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

EXHIBIT LIST

2.1
Agreement and Plan of Merger, dated as of January 22, 2021, by and among MGP Ingredients, Inc., London HoldCo, Inc., Luxco Group Holdings, Inc., LRD Holdings LLC, LDL Holdings DE, LLC, KY Limestone Holdings LLC, upon signing a joinder agreement, the shareholders of London HoldCo, Inc., and Donn Lux, as Sellers’ Representative (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed January 25, 2021 (File number 000-17196))

2.2
Joinder to the Agreement and Plan of Merger dated as of January 22, 2021 by and among MGP Ingredients, Inc., London HoldCo, Inc., Luxco Group Holdings, Inc., LRD Holdings LLC, LDL Holdings DE, LLC, KY Limestone Holdings LLC, Donn Lux, as Sellers’ Representative, and the shareholders of London Holdco, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed January 25, 2021 (File number 000-17196))

3.1.1	Amended Articles of Incorporation of MGP Ingredients, Inc. (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed January 5, 2012 (File number 000-17196))
3.1.2
Certificate of Amendment to Articles of Incorporation of MGP Ingredients, Inc., dated May 22, 2014 (Incorporated by reference to Exhibit A of the Company's Proxy Statement on Schedule 14A filed April 21, 2014 (File number 000-17196))

3.2
Amended and Restated Bylaws of MGP Ingredients, Inc. dated February 22, 2017 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed February 28, 2017 (File number 000-17196))

4.1
Credit Agreement between MGP Ingredients, Inc. and Wells Fargo Bank, National Association, dated August 23, 2017 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on August 24, 2017 (File number 000-17196))

4.2
Credit Agreement between MGP Ingredients, Inc. and Wells Fargo Bank, National Association, dated February 14, 2020 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 18, 2020 (File number 000-17196))

4.3**	Amendment No. 1 to Credit Agreement between MGP Ingredients, Inc. and Wells Fargo Bank, National Association, dated January 25, 2021
4.4
Note Purchase and Private Shelf Agreement between MGP Ingredients, Inc., PGIM, Inc., and certain purchasers affiliated with PGIM, Inc., dated August 23, 2017 (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on August 24, 2017 (File number 000-17196))

4.5
Amendment to Note Purchase and Private Shelf Agreement between MGP Ingredients, Inc., PGIM, Inc., and certain purchasers affiliated with PGIM, Inc., dated February 14, 2020 (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed February 18, 2020 (File number 000-17196))

4.6
Second Amendment to Note Purchase and Private Shelf Agreement between MGP Ingredients, Inc. and certain noteholders affiliated with PGIM, Inc., dated September 30, 2020 (Incorporated by reference to Exhibit 10.1 of the Company’s Current report on Form 8-K filed October 2, 2020 (File number 000-17196))

4.7**	Third Amendment to Note Purchase and Private Shelf Agreement between MGP Ingredients, Inc. and certain noteholders affiliated with PGIM, Inc., dated January 25, 2021
4.8**	Description of Registrant's Securities
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
10.6*
Employment Agreement between Augustus C. Griffin and MGP Ingredients, Inc. entered into and effective as of October 31, 2017 (Incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2017 (File number 000-17196))

10.7*
MGPI Processing, Inc. Executive Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (File number 000-17196))

10.8*
Employment Agreement between David J. Colo and MGP Ingredients, Inc. entered into February 7, 2020 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 11, 2020 (File number 000-17196))

21**	Subsidiaries of the Company
23.1**	Consent of KPMG, LLP, Independent Registered Public Accounting Firm

24	Powers of Attorney executed by all officers and directors of the Company who have signed this report on Form 10-K (Incorporated by reference to the signature pages of this report)
31.1**	CEO Certification pursuant to Rule 13a-14(a)
31.2**	CFO Certification pursuant to Rule 13a-14(a)
32.1**	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
32.2**	CFO Certification furnished pursuant to Rule 13a-14(b)
101	The following financial information from MGP Ingredients, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019, and (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows (and in the case of (ii), (iii), (iv) and (v)) for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, and (vi) the Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File - formatted in iXBRL (Inline Extensible Business Reporting Language) and contained in Exhibit 101

* Management contract or compensatory plan or arrangement
** Filed herewith

ITEM 16.  FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Atchison, State of Kansas, on this 25th day of February, 2021.

MGP INGREDIENTS, INC.

By	/s/ David J. Colo
David J. Colo, President and Chief Executive Officer (Principal Executive Officer)

By	/s/ Brandon M. Gall
Brandon M. Gall, Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

Know all people by these presents, that each person whose signature appears below constitutes and appoints David J. Colo and Brandon M. Gall, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person, hereby confirming all that said attorneys-in-fact and agents or either of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 25, 2021.

Name	Title	Date
/s/ David J. Colo
David J. Colo	President and Chief Executive Officer (Principal Executive Officer) and Director	February 25, 2021
/s/ Brandon M. Gall
Brandon M. Gall	Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2021
/s/ James L. Bareuther
James L. Bareuther	Director	February 25, 2021
/s/ Lori L.S. Mingus
Lori L.S. Mingus	Director	February 25, 2021
/s/ Terrence P. Dunn
Terrence P. Dunn	Director	February 25, 2021
/s/ Anthony P. Foglio
Anthony P. Foglio	Director	February 25, 2021
/s/ Karen Seaberg
Karen Seaberg	Director	February 25, 2021
/s/ M. Jeannine Strandjord
M. Jeannine Strandjord	Director	February 25, 2021
/s/ Lynn Jenkins
Lynn Jenkins	Director	February 25, 2021
/s/ Kerry Walsh Skelly
Kerry Walsh Skelly	Director	February 25, 2021