Form 10-Q
period 2021-03-31
MGP INGREDIENTS INC
filed 2021-05-05
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
☐ Large accelerated filer                                                         ☒ Accelerated filer
☐ Non-accelerated filer (Do not check if smaller reporting company)    ☐ Smaller Reporting Company
☐ Emerging growth company

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
21,950,862 shares of Common Stock, no par value as of April 29, 2021

METHOD OF PRESENTATION

Throughout this Report, when we refer to “the Company,” “MGP,” “we,” “us,” “our,” and words of similar import, we are referring to the combined business of MGP Ingredients, Inc. and its consolidated subsidiaries, except to the extent that the context otherwise indicates. In this document, for any references to Note 1 through Note 11, refer to the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1.

All amounts in this report, except for share, par values, bushels, gallons, pounds, mmbtu, proof gallons, per share, per bushel, per gallon, per proof gallon and percentage amounts, are shown in thousands unless otherwise noted.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Quarter Ended March 31,
	2021	2020
Sales	$108,323	$99,082
Cost of sales	76,024	75,871
Gross profit	32,299	23,211
Selling, general and administrative expenses	11,799	9,503
Operating income	20,500	13,708
Interest expense, net and other	(458)	(642)
Income before income taxes	20,042	13,066
Income tax expense	4,615	3,224
Net income	15,427	9,842

Income attributable to participating securities	146	66
Net income attributable to common shareholders and used in Earnings Per Share calculation	$15,281	$9,776

Basic and diluted weighted average common shares	16,928,003	17,013,925

Basic and diluted Earnings Per Share	$0.90	$0.57

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Quarter Ended March 31,
	2021	2020
Net income	$15,427	$9,842
Other comprehensive income (loss), net of tax:
Change in Company-sponsored post-employment benefit plan	55	(6)
Comprehensive income	$15,482	$9,836

See accompanying notes to unaudited condensed consolidated financial statements

       MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	March 31, 2021	December 31, 2020
Current Assets
Cash and cash equivalents	$22,586	$21,662
Receivables (less allowance for credit losses, $100 and $24 at March 31, 2021, and December 31, 2020, respectively)	67,147	56,966
Inventory	136,087	141,011
Prepaid expenses	3,728	2,644
Total current assets	229,548	222,283

Property, plant, and equipment	323,551	313,730
Less accumulated depreciation and amortization	(184,932)	(181,738)
Property, plant, and equipment, net	138,619	131,992
Operating lease right-of-use assets, net	4,606	5,151
Other assets	8,329	7,149
Total assets	$381,102	$366,575

Current Liabilities
Current maturities of long-term debt	$2,400	$1,600
Accounts payable	28,545	30,273
Income taxes payable	5,941	704
Accrued expenses and other	18,117	20,752
Total current liabilities	55,003	53,329

Long-term debt, less current maturities	37,476	38,271
Long-term operating lease liabilities	2,593	3,057
Deferred credits	1,394	2,196
Other noncurrent liabilities	4,475	4,898
Deferred income taxes	1,650	2,298
Total liabilities	102,591	104,049

Commitments and Contingencies (Note 8)
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 18,115,965 shares at March 31, 2021 and December 31, 2020; and 16,940,600 and 16,915,862 shares outstanding at March 31, 2021 and December 31, 2020, respectively	6,715	6,715
Additional paid-in capital	18,016	15,503
Retained earnings	276,318	262,943
Accumulated other comprehensive income	541	486
Treasury stock, at cost, 1,175,365 and 1,200,103 shares at March 31, 2021 and December 31, 2020, respectively	(23,083)	(23,125)
Total stockholders’ equity	278,511	262,526
Total liabilities and stockholders’ equity	$381,102	$366,575
See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Quarter Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net income	$15,427	$9,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,311	3,125
Loss on sale of assets	—	(9)
Share-based compensation	3,229	1,139
Deferred income taxes, including change in valuation allowance	(648)	101
Changes in operating assets and liabilities:
Receivables, net	(4,348)	(11,453)
Inventory	4,924	(5,649)
Prepaid expenses	(1,084)	(2,339)
Income taxes payable	5,237	3,100
Accounts payable	509	1,635
Accrued expenses and other	(8,385)	1,003
Deferred credits	(802)	(81)
Other, net	(380)	128
Net cash provided by operating activities	16,990	542

Cash Flows from Investing Activities
Additions to property, plant, and equipment	(12,059)	(5,645)
Acquisition of business	—	(2,750)
Proceeds from sale of property	—	366
Other, net	(1,281)	(160)
Net cash used in investing activities	(13,340)	(8,189)

Cash Flows from Financing Activities
Payment of dividends and dividend equivalents	(2,052)	(2,060)
Purchase of treasury stock	(674)	(4,395)
Loan fees paid related to borrowings	—	(1,148)
Principal payments on long-term debt	—	(100)
Proceeds from credit agreement - revolver	—	54,700
Net cash (used in) provided by financing activities	(2,726)	46,997

Increase in cash and cash equivalents	924	39,350
Cash and cash equivalents, beginning of period	21,662	3,309
Cash and cash equivalents, end of period	$22,586	$42,659

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For Quarter Ended March 31, 2021 and 2020
(Unaudited) (Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive income	Treasury Stock	Total
Balance, December 31, 2020	$4	$6,715	$15,503	$262,943	$486	$(23,125)	$262,526
Comprehensive income:
Net income	—	—	—	15,427	—	—	15,427
Other comprehensive income	—	—	—	—	55	—	55
Dividends and dividend equivalents of $0.12 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(2,052)	—	—	(2,052)
Share-based compensation	—	—	3,229	—	—	—	3,229
Stock shares awarded, forfeited or vested	—	—	(716)	—	—	716	—
Stock shares repurchased	—	—	—	—	—	(674)	(674)
Balance, March 31, 2021	$4	$6,715	$18,016	$276,318	$541	$(23,083)	$278,511

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2019	$4	$6,715	$14,029	$230,784	$(246)	$(20,242)	$231,044
Comprehensive income:
Net income	—	—	—	9,842	—	—	9,842
Other comprehensive loss	—	—	—	—	(6)	—	(6)
Dividends and dividend equivalents of $0.12 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(2,059)	—	—	(2,059)
Share-based compensation	—	—	902	—	—	—	902
Stock shares awarded, forfeited or vested	—	—	(567)	—	—	804	237
Stock shares repurchased	—	—	—	—	—	(4,395)	(4,395)
Balance, March 31, 2020	$4	$6,715	$14,364	$238,567	$(252)	$(23,833)	$235,565

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

Basis of Presentation and Principles of Consolidation. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements as of and for the quarter ended March 31, 2021, should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”).  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Inventories are stated at lower of cost or net realizable value on the first-in, first-out, or FIFO, method.  Inventory valuations are impacted by constantly changing prices paid for key materials, primarily corn. Inventory consists of the following:

	March 31, 2021	December 31, 2020
Finished goods	$18,767	$16,414
Barreled distillate (bourbons and whiskeys)	98,736	105,445
Raw materials	6,165	6,954
Work in process	2,017	1,805
Maintenance materials	8,907	8,634
Other	1,495	1,759
Total	$136,087	$141,011

Revenue Recognition. Revenue is recognized when control of the promised goods or services, through performance obligations by the Company, is transferred to the customer in an amount that reflects the consideration it expects to be entitled to receive in exchange for the performance obligations. The term between invoicing and when payment is due is not significant and the period between when the entity transfers the promised good or service to the customer and when the customer pays for that good or service is one year or less.

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

The Company’s Distillery Products segment routinely enters into bill and hold arrangements, whereby the Company produces and sells aged and unaged distillate to customers, and the product is barreled at the customer’s request and warehoused at a Company location for an extended period of time in accordance with directions received from the Company’s customers. Even though the aged and unaged distillate remains in the Company’s possession, a sale is recognized at the point in time when the customer obtains control of the product. Control is transferred to the customer in bill and hold transactions when: customer acceptance specifications have been met, legal title has transferred, the customer has a present obligation to pay for the product, and the risk and rewards of ownership have transferred to the customer. Additionally, all of the following bill and hold criteria have to be met in order for control to be transferred to the customer: the reason for the bill and hold arrangement is substantive - the customer has requested the product be warehoused, the product has been identified as separately belonging to the customer, the product is currently ready for physical transfer to the customer, and the Company does not have the ability to use the product or direct it to another customer.

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

Recognition of Insurance Recoveries. Estimated loss contingencies are recognized as charges to income when they are probable and reasonably estimable. Insurance recoveries are not recognized until all contingencies related to the insurance claim have been resolved and settlement has been reached with the insurer. Insurance recoveries, to the extent of costs and losses, are reported as a reduction to costs on the Consolidated Statements of Income. Insurance recoveries, in excess of costs and losses, if any, would be reported as a separate caption in Operating income on the Consolidated Statements of Income. Legally committed recovery amounts obtained prior to contingencies being resolved are recorded in Accrued expenses and other on the Consolidated Balance Sheets.

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

Business Combinations. Assets acquired and liabilities assumed during a business combination are generally recorded at fair market value as of the acquisition date. Goodwill is recognized to the extent that the purchase consideration exceeds the assets acquired and liabilities assumed. The Company uses its best estimate and third party valuation specialists to determine the fair value of the assets acquired and liabilities assumed. During the measurement period, which can be up to one year after the acquisition date, the Company can make adjustments to the fair value of the assets acquired and liabilities assumed, with the offset being an adjustment to goodwill.

Goodwill and Other Intangible Assets. The Company records goodwill and other indefinite-lived intangible assets in connection with various acquisitions of businesses and allocates the goodwill and other indefinite-lived intangible assets to its respective reporting units. The Company tests goodwill for impairment at least annually, in the fourth quarter, or on an interim basis if events and circumstances occur that would indicate it is more likely than not that the fair value of a reporting unit is less than the carrying value. To the extent that the carrying amount exceeds fair value, an impairment of goodwill is recognized and allocated to the reporting units. Judgment is required in the determination of reporting units, the assignment of assets and liabilities to reporting units, including goodwill, and the determination of fair value of the reporting units. The fair value of the reporting units was estimated using third party independent appraisals. The Company separately evaluates indefinite-lived intangible assets for impairment. As of March 31, 2021, the Company determined that goodwill and indefinite lived intangible assets were not impaired.

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

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $44,364 and $44,548 at March 31, 2021 and December 31, 2020, respectively. The financial statement carrying value of total debt was $39,876 (including unamortized loan fees) and $39,871 (including unamortized loan fees) at March 31, 2021 and December 31, 2020, respectively.  These fair values are considered Level 2 under the fair value hierarchy. Fair value disclosure for deferred compensation plan investments is included in Note 9.

Recently Adopted Accounting Standard Updates. The Company did not adopt any new Accounting Standard Updates during the quarter ended March 31, 2021.

Note 2.  Revenue

The Company generates revenues from the Distillery Products segment by the sale of products and by providing warehouse services related to the storage and aging of customer products. The Company generates revenues from the Ingredient Solutions segment by the sale of products. Revenue related to sales of products is recognized at a point in time whereas revenue generated from warehouse services is recognized over time. Contracts with customers include a single performance obligation (either the sale of products or the provision of warehouse services).

The following table presents the Company’s sales by segment and major products and services:

	Quarter Ended March 31,
	2021	2020
Distillery Products
Brown goods	$43,415	$29,070
White goods	16,853	16,902
Premium beverage alcohol	60,268	45,972
Industrial alcohol	17,336	21,618
Food grade alcohol	77,604	67,590
Fuel grade alcohol	2,517	1,522
Distillers feed and related co-products	4,972	6,989
Warehouse services	4,101	3,901
Total Distillery Products	89,194	80,002

Ingredient Solutions
Specialty wheat starches	10,222	10,212
Specialty wheat proteins	6,046	6,365
Commodity wheat starches	2,283	1,877
Commodity wheat proteins	578	626
Total Ingredient Solutions	19,129	19,080

Total sales	$108,323	$99,082

Note 3. Business Acquisition

On January 22, 2021, the Company entered into a definitive agreement to acquire Luxco, Inc. and its affiliated companies (“Luxco”, or “Luxco Companies”), and subsequently completed the merger on April 1, 2021. Luxco is a leading branded beverage alcohol company across various categories, with a more than 60-year business heritage. As a result of the Luxco acquisition, MGP expects to increase its scale and market position in the branded-spirits sector and strengthen its platform for future growth of higher valued-added products.

Following the merger, the Luxco Companies became wholly-owned subsidiaries of the Company. The aggregate consideration paid by the Company in connection with the merger was $237,500 in cash (less assumed indebtedness) and 5,007,833 shares of common stock of the Company, subject to adjustment for fractional shares (the “Company Shares,” and together with the cash portion, the “Merger Consideration”). The Company Shares were valued at $296,213 and represent approximately 22.8 percent of the Company’s outstanding common stock immediately following the closing of the merger. The Merger Consideration is subject to customary purchase price adjustments, including working capital, which adjustments are anticipated to be paid in cash.

The cash portion of the Merger Consideration, the repayment of assumed debt, and transaction-related expenses were financed with a $242,300 borrowing under the Credit Agreement which was drawn down on April 1, 2021.

For tax purposes, the transaction is structured partially as a tax-free reorganization and partially as a taxable acquisition, as defined in the Internal Revenue Code. The Company anticipates the amount transferred in a tax deferred manner, under the tax-free reorganization rules, will not create additional tax basis for the Company. The taxable component of the transaction will create additional tax basis and a corresponding future tax deduction for the Company.

The Company is currently evaluating the potential effect of this acquisition on its tax profile. MGP does not expect the transaction to have a material effect on the Company’s estimates related to the use of the Company’s existing deferred tax assets or its estimates related to its existing unrecognized tax benefits based on the information available to date.

Due to the limited time since the acquisition date and the size and complexity of the transaction, the business combination accounting is still in progress. The Company is currently in the process of finalizing the accounting for this transaction and expects to have preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed by the end of the second quarter of 2021. We expect that this will result in goodwill and intangibles as well as other tangibles assets such as accounts receivable, inventories and property, plant and equipment. The major classes of liabilities assumed include accounts payable, accrued expenses and other long-term liabilities. We are currently in the process of determining the fair values of the acquired assets and assumed liabilities with the assistance of a third party specialist.

During the quarter ended March 31, 2021, the Company has incurred $1,890 of transaction related costs, which are included in Selling, general and administrative expenses on the Condensed Consolidated Statements of Income.

Note 4. Goodwill and Other Intangible Assets

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

	Distillery Products(a)	Ingredient Solutions	Total (a)
Balance, December 31, 2020	$3,628	$—	$3,628
Acquisitions	—	—	—
Balance, March 31, 2021	$3,628	$—	$3,628

(a) Includes $890 of trade names at March 31, 2021 and December 31, 2020. Trade names are considered indefinite-lived intangible assets.

Note 5.  Corporate Borrowings

The following table presents the Company’s outstanding indebtedness:

Description(a)	March 31, 2021	December 31, 2020
Credit Agreement - Revolver, 1.12% (variable rate) due 2025	$—	$—
Prudential Note Purchase Agreement, 3.53% (fixed rate) due 2027	20,000	20,000
Prudential Note Purchase Agreement, 3.80% (fixed rate) due 2029	20,000	20,000
Total indebtedness outstanding	40,000	40,000
Less unamortized loan fees(b)	(124)	(129)
Total indebtedness outstanding, net	39,876	39,871
Less current maturities of long-term debt	(2,400)	(1,600)
Long-term debt and Credit Agreement - Revolver	$37,476	$38,271

(a) Interest rates are as of March 31, 2021.
(b) Loan fees are being amortized over the life of the Credit Agreement and Note Purchase Agreement.

Credit Agreement. On February 14, 2020, the Company entered into a credit agreement (the “Credit Agreement”) with multiple participants led by Wells Fargo Bank, National Association (“Wells Fargo Bank”) that matures on February 14, 2025. The Credit Agreement provides for a $300,000 revolving credit facility. The Company may increase the facility from time to time by an aggregate principal amount of up to $100,000 provided certain conditions are satisfied and at the discretion of the lenders. The Credit Agreement includes certain requirements and covenants, which the Company was in compliance with at March 31, 2021. As of March 31, 2021, the Company had no outstanding borrowings under the Credit Agreement leaving $300,000 available.

Note Purchase Agreements. The Company’s Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”), as amended by the First Amendment to Private Shelf Agreement as of February 14, 2020 and the Second Amendment to Private Shelf Agreement as of September 30, 2020, with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc., provides for the issuance of up to $105,000 of Senior Secured Notes and issuance of $20,000 of Senior Secured Notes. The deadline for issuing the notes under the shelf facility is August 23, 2023. During 2017, the Company issued $20,000 of Senior Secured Notes with a maturity date of August 23, 2027. During 2019, the Company issued $20,000 of additional Senior Secured Notes with a maturity date of April 30, 2029. The Note Purchase Agreement includes certain requirements and covenants, which the Company was in compliance with at March 31, 2021.

Note 6. Income Taxes
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

Income tax expense for the quarter ended March 31, 2021, was $4,615 for an effective tax rate of 23.0 percent. The effective tax rate differed from the 21 percent federal statutory rate on pretax income, primarily due to state taxes, nondeductible transaction costs, partially offset by state and federal tax credits and the deduction applicable to income derived from export activity.

Income tax expense for the quarter ended March 31, 2020, was $3,224 for an effective tax rate of 24.7 percent. The effective tax rate differed from the 21 percent federal statutory rate on pretax income, primarily due to state income taxes, estimated increase in the Company’s valuation allowance related to state income attributes, and the discrete tax impact of vested share-based awards, partially offset by federal and state credits, and the deduction applicable to income derived from export activity.

Note 7.  Equity and EPS

The computations of basic and diluted EPS:

	Quarter Ended March 31,
	2021	2020
Operations:
Net income(a)	$15,427	$9,842
Less: Income attributable to participating securities(b)	146	66
Net income attributable to common shareholders	$15,281	$9,776

Share information:
Basic and diluted weighted average common shares(c)	16,928,003	17,013,925

Basic and diluted EPS	$0.90	$0.57

(a)Net income attributable to all shareholders.
(b)Participating securities included 162,496 and 116,127 unvested restricted stock units (“RSUs”), at March 31, 2021 and 2020, respectively.
(c)Under the two-class method, basic and diluted weighted average common shares at March 31, 2021 and 2020 exclude unvested participating securities.

Share Repurchase. On February 25, 2019, MGP’s Board of Directors approved a $25,000 share repurchase authorization commencing February 27, 2019, through February 27, 2022. Under the share repurchase program, the Company can repurchase stock from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws. This share repurchase program may be modified, suspended, or terminated by the Company at any time without prior notice. The Company did not repurchase any shares during the quarter ended March 31, 2021 and has $20,947 remaining under the share repurchase plan.

During the quarter ended March 31, 2020, the Company repurchased approximately 159,104 shares of MGP Common Stock for $4,053.

Note 8.  Commitments and Contingencies

There are various legal and regulatory proceedings involving the Company and its subsidiaries.  The Company accrues estimated costs for a contingency when management believes that a loss is probable and can be reasonably estimated.

Feed Dryer Fire. During November 2020, the Company experienced a fire at the Atchison facility. The fire damaged certain equipment in the facility’s feed drying operations and caused temporary loss of production time. During the quarter ended March 31 2021, the Company received a legally binding commitment from their insurance carrier of $8,700 that was recorded as Receivables on the Consolidated Balance Sheet and recorded a $3,610 partial settlement from its insurance carrier as a reduction of Cost of sales. Recorded within Accrued expenses and other on the Consolidated Balance Sheet is $5,090 related to legally committed insurance recovery amounts obtained prior to contingencies related to the insurance claim being resolved. The Company is working to construct a replacement drying system. The Company’s insurance is expected to provide coverage of any business interruption and other losses from damage to property, plant and equipment, but there can be no assurance to the amount or timing of possible insurance recoveries if ultimately claimed by the Company.

Ransomware Cyber-Attack. In May 2020, the Company was affected by a ransomware cyber-attack that temporarily disrupted production at its Atchison facilities. The Company’s financial information was not affected and there is no evidence that any sensitive or confidential company, supplier, customer or employee data was improperly accessed or extracted from our network. The Company has insurance related to this event and currently evaluating if it will seek further recovery. Following the attack, MGP implemented a variety of measures to further enhance our cybersecurity protections and minimize the impact of any future attack. The Company’s insurance may cover additional losses from this incident, but there can be no assurance as to the amount or timing of any possible insurance recoveries if ultimately claimed by the Company.

Shareholder matters. In 2020, two putative class action lawsuits were filed in the United States District Court for District of Kansas, naming the Company and certain of its current and former executive officers as defendants, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs seek to pursue claims on behalf of a class consisting of purchasers or acquirers of the Company’s Common Stock during certain specified periods (the “Class Periods”). On May 28, 2020, the two lawsuits were consolidated and the Court appointed City of Miami Fire Fighters’ and Police Officers’ Retirement Trust as lead plaintiff. The consolidated action is captioned In re MGP Ingredients, Inc. Securities Litigation and the file is maintained under Master File No. 2:20-cv-2090-DDCJPO. On July 22, 2020, the Retirement Trust filed a consolidated Amended Complaint. The Consolidated Complaint alleges that the defendants made false and/or misleading statements regarding the Company’s forecasts of sales of aged whiskey, and that, as a result the Company’s Common Stock traded at artificially inflated prices throughout the Class Periods. The plaintiffs seek compensatory damages, interest, attorneys’ fees, costs, and unspecified equitable relief, but have not specified the amount of damages being sought. On September 8, 2020, defendants filed a Motion to Dismiss the Consolidated Amended Complaint. The Motion has been fully briefed and remains pending. Discovery is stayed while the motion is pending. The Company intends to continue to vigorously defend itself in this action.

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

On March 31, 2021, the Dorfman court issued a Memorandum and Order in which it granted defendants’ Motion to Dismiss plaintiff’s federal claims, dismissed those claims without prejudice, denied without prejudice defendants’ Motion to Dismiss plaintiff’s state claims, and stayed the case pending the Kansas Supreme Court’s decision in Herington v. City of Wichita. Herington involves the issue of whether a federal decision that determines federal claims and dismisses pendent state law claims for lack of supplemental jurisdiction precludes the reassertion of the state law claims in state court. The Kearns court has not yet taken any action in response to the court’s Memorandum and Order in Dorfman. On April 14, 2021, defendants in Carter filed a Motion to dismiss plaintiff’s federal claims and to stay plaintiff’s state claims until fourteen days after the Court rules on the state claims in Dorfman.

On November 25, 2020, Kenneth Laury filed an action in the District Court of Shawnee County, Kansas under the caption Laury v. MGP Ingredients., Case Number: 2020-CV-000609. The Petition alleges that plaintiff commenced the action under K.S.A. 17-6510 to enforce his alleged right to inspect books and records of the Company, in order to enable him to evaluate possible misconduct by the Company’s Board of Directors and management. On January 8, 2021, the Company filed an answer to the Petition, denying that plaintiff has satisfied the statutory requirements for his demand. On February 25, 2021 and March 15, 2021, the court entered Orders under which discovery is to close on May 14, 2021 and a pretrial conference is scheduled for May 18, 2021.

2016 Atchison Chemical Release. A chemical release occurred at the Company’s Atchison facility on October 21, 2016, which resulted in emissions venting into the air (“the Atchison Chemical Release”). Private plaintiffs have also initiated, and additional private plaintiffs may initiate, legal proceedings for damages resulting from the Atchison Chemical Release, but the Company is currently unable to reasonably estimate the amount of any such damages that might result. The Company’s insurance is expected to provide coverage of any damages to private plaintiffs, subject to a deductible of $250, but certain regulatory fines or penalties may not be covered and there can be no assurance to the amount or timing of possible insurance recoveries if ultimately claimed by the Company.

Note 9.  Employee and Non-Employee Benefit Plans

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

As of March 31, 2021, 507,549 RSUs had been granted of the 1,500,000 shares approved under the 2014 Plan, and 110,505 shares had been granted of the 300,000 shares approved under the Directors’ Plan. As of March 31, 2021, there were 170,336 unvested RSUs under the Company’s long-term incentive plans and 162,496 were participating securities (Note 7).

Deferred Compensation Plan. The Company established an unfunded Executive Deferred Compensation Plan (“EDC Plan”) effective as of June 30, 2018, with a purpose to attract and retain highly-compensated key employees by providing participants with an opportunity to defer receipt of a portion of their salary, bonus, and other specified compensation. The Company’s obligations under this plan will change in conjunction with the performance of the participants’ investments, along with contributions to and withdrawals from the plan. Realized and unrealized gains (losses) on deferred compensation plan investments were included as a component of Interest expense, net and other on the Company’s Condensed Consolidated Statements of Income for the quarter ended March 31, 2021. For quarter ended March 31, 2021, the Company had a gain on deferred compensation plan investments of $30. For quarter ended March 31, 2020, the Company had a loss on deferred compensation plan investments of $164.

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

At March 31, 2021 and December 31, 2020, the EDC Plan investments were $3,299 and $2,007, respectively, which were recorded in Other assets on the Company’s Condensed Consolidated Balance Sheets. The EDC Plan current liabilities were $483 at March 31, 2021 and were included in Accrued expenses and other on the Company’s Condensed Consolidated Balance Sheet. The EDC Plan non-current liabilities were $2,890 and $3,140 at March 31, 2021 and December 31, 2020, respectively, and were included in Other noncurrent liabilities on the Company’s Condensed Consolidated Balance Sheets.

Note 10.  Operating Segments

At March 31, 2021 and 2020, the Company had two segments: Distillery Products and Ingredient Solutions. The Distillery Products segment consists of food grade alcohol and distillery co-products, such as distillers feed (commonly called dried distillers grain in the industry) and fuel grade alcohol. The Distillery Products segment also includes warehouse services, including barrel put away, storage, retrieval, and blending services. Ingredient Solutions segment consists of specialty starches and proteins and commodity starches and proteins.

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

	Quarter Ended March 31,
	2021	2020
Sales to Customers
Distillery Products	$89,194	$80,002
Ingredient Solutions	19,129	19,080
Total	$108,323	$99,082

Gross Profit
Distillery Products	$28,331	$18,249
Ingredient Solutions	3,968	4,962
Total	$32,299	$23,211

Depreciation and Amortization
Distillery Products	$2,583	$2,401
Ingredient Solutions	475	453
Corporate	253	271
Total	$3,311	$3,125

Income (loss) before Income Taxes
Distillery Products	$25,639	$16,233
Ingredient Solutions	3,172	4,214
Corporate	(8,769)	(7,381)
Total	$20,042	$13,066

The following table allocates assets to each segment as of:

	March 31, 2021	December 31, 2020
Identifiable Assets
Distillery Products	$302,622	$288,069
Ingredient Solutions	39,093	41,276
Corporate	39,387	37,230
Total	$381,102	$366,575

Note 11.  Subsequent Events

Business Combination. On April 1, 2021, the Company completed the acquisition of Luxco. Luxco is a leading branded beverage alcohol company across various categories. See Note 3, Business Acquisition for further details.

As a result of the acquisition of Luxco, the Company will report the Luxco brands in a new reporting segment: Branded Spirits. Beginning in the second quarter 2021, the Company will report three operating segments; Distillery Products, Branded Spirits and Ingredient Solutions.

Dividend. On May 3, 2021, the Company’s Board of Directors declared a quarterly dividend payable to stockholders of record as of May 21, 2021, of the Company’s Common Stock, and a dividend equivalent payable to holders of certain RSUs as of May 21, 2021, of $0.12 per share and per unit, payable on June 4, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands, unless otherwise noted)

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This Report on Form 10-Q contains forward looking statements as well as historical information.  All statements, other than statements of historical facts, regarding the prospects of our industry and our prospects, plans, financial position, and strategic plan may constitute forward looking statements.  In addition, forward looking statements are usually identified by or are associated with such words as “intend,” “plan,” “believe,” “estimate,” “expect,” “anticipate,” “hopeful,” “should,” “may,” “will,” “could,” “encouraged,” “opportunities,” “potential,” and/or the negatives or variations of these terms or similar terminology.  Forward looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from those expressed or implied in the forward looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward looking statements is included in the section titled “Risk Factors” (Item 1A) of our Annual Report on Form 10-K for the year ended December 31, 2020 and Part II, Item 1A of this report Form 10Q. Forward looking statements are made as of the date of this report, and we undertake no obligation to update or revise publicly any forward looking statements, whether because of new information, future events or otherwise.

RECENT DEVELOPMENTS
Acquisition of Luxco. On January 22, 2021, we entered into a definitive agreement to acquire Luxco, Inc. and its affiliated companies (“Luxco”, or “Luxco Companies”), and subsequently completed the merger on April 1, 2021. Luxco is a leading branded beverage alcohol company across various categories, with a more than 60-year business heritage. As a result of the acquisition of Luxco, we expect to increase our scale and market position in the branded-spirits sector and strengthen our platform for future growth of higher valued-added products. Following the merger, the Luxco Companies became wholly-owned subsidiaries of MGP. The aggregate consideration we paid in connection with the merger was $237,500 in cash (less assumed indebtedness) and 5,007,833 shares of common stock of the Company valued at $296,213, subject to adjustment for fractional shares. (Note 3, Business Acquisition for additional information).

Feed Dryer Fire. During November 2020, we experienced a fire at the Atchison facility. The fire damaged certain equipment in the facility’s feed drying operations and caused temporary loss of production time. During the quarter ended March 31 2021, we recorded a $3,610 partial settlement from our insurance carrier as a reduction of Cost of sales. We are working to construct a replacement drying system. Our insurance is expected to provide coverage of any business interruption and other losses from damage to property, plant and equipment, but there can be no assurance to the amount or timing of possible insurance recoveries if ultimately claimed by the Company.

COVID-19. As the COVID-19 pandemic continues, we are monitoring the guidance from federal, state and local public health authorities and will take the necessary actions to comply with the updated guidelines. The Company’s business is part of the United States’ critical infrastructure and thus is deemed to be an “essential business.” As such, we continue to take the necessary and appropriate actions to protect our workforce as it continues its critical operations. We have continued to operate without any significant negative impacts; however this could be effected by voluntary or mandatory temporary closures of our facilities, interruptions to our supply chain or additional efforts to protect the health and safety of our employees.

As of the date of this report, the Company’s operations, supply chain and customer demand have not been significantly affected by COVID-19; however, we are monitoring the situation closely. The Company cannot reasonably estimate the length of time or severity of the pandemic and cannot estimate the impact this pandemic will have on our consolidated financial results for 2021.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this Form 10-Q, as well as our audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations - General, set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

RESULTS OF OPERATIONS

Consolidated results

The table below details the consolidated results for the quarters ended March 31, 2021 and 2020:

	Quarter Ended March 31,
	2021	2020	2021 v. 2020
Sales	$108,323	$99,082	9.3%
Cost of sales	76,024	75,871	0.2
Gross profit	32,299	23,211	39.2
Gross margin %	29.8%	23.4%	6.4	pp(a)
Selling, general, and administrative (“SG&A”) expenses	11,799	9,503	24.2
Operating income	20,500	13,708	49.6
Operating margin %	18.9%	13.8%	5.1	pp
Interest expense, net and other	(458)	(642)	28.7
Income before income taxes	20,042	13,066	53.4
Income tax expense	4,615	3,224	43.1
Effective tax expense rate %	23.0%	24.7%	(1.7)	pp
Net income	$15,427	$9,842	56.7%
Net income margin %	14.2%	9.9%	4.3	pp
(a) Percentage points (“pp”).

Sales - Sales for quarter ended March 31, 2021 were $108,323, an increase of 9.3 percent compared to the year-ago quarter, which was the result of increased sales in both the Distillery Products and Ingredient Solutions segments. Within the Distillery Products segment, sales were up 11.5 percent, primarily due to an increase in the sales of brown goods within premium beverage alcohol. Within the Ingredient Solutions segment, sales were up 0.3 percent, primarily due to increased sales of commodity wheat starches, partially offset by specialty wheat proteins (see Segment Results).

Gross profit - Gross profit for quarter ended March 31, 2021 was $32,299, an increase of 39.2 percent compared to the year-ago quarter. The increase was driven by an increase in gross profit in Distillery Products segment, partially offset by a decrease in gross profit in the Ingredient Solutions segment. In the Distillery Products segment, gross profit increased by $10,082, or 55.2 percent. In the Ingredient Solutions segment, gross profit decreased by $994, or 20.0 percent (see Segment Results).

SG&A expenses - SG&A expenses for quarter ended March 31, 2021 were $11,799, an increase of 24.2 percent compared to the year-ago quarter. The increase in SG&A was primarily due to Luxco acquisition related costs.

Operating income - Operating income for quarter ended March 31, 2021 increased to $20,500 from $13,708 for quarter ended March 31, 2020, primarily due to an increase in gross profit in the Distillery Products segment, partially offset by the increase in the previously described SG&A expenses and decrease in gross profit in the Ingredient Solutions segment.

Operating income, quarter versus quarter	Operating Income	Change
Operating income for quarter ended March 31, 2020	$13,708
Increase in gross profit - Distillery Products segment(a)	10,082	73.6	pp(b)
Decrease in gross profit - Ingredient Solutions segment(a)	(994)	(7.3)	pp
Increase in SG&A expenses	(2,296)	(16.7)	pp
Operating income for quarter ended March 31, 2021	$20,500	49.6%

(a) See segment discussion.
(b) Percentage points (“pp”).

Income tax expense - Income tax expense for quarter ended March 31, 2021 was $4,615, for an effective tax rate of 23.0 percent. Income tax expense for the quarter ended March 31, 2020, was $3,224, for an effective tax rate of 24.7 percent. The increase in Income tax expense, quarter versus quarter, was primarily due to an increase in Income before income taxes. The effective tax rate decreased, quarter versus quarter, primarily due to additional tax credits recognized as a result of the new drying system investment.

Earnings per share (“EPS”) - EPS was $0.90 for quarter ended March 31, 2021, compared to $0.57 for quarter ended March 31, 2020. The change in EPS, quarter versus quarter, was primarily due to an increase in Operating income, and by a change in effective tax rate as previously described.

Change in basic and diluted EPS, quarter versus quarter	Basic and Diluted EPS	Change
Basic and diluted EPS for quarter ended March 31, 2020	$0.57
Increase in operations(a)	0.30	52.6	pp(b)
Tax: Change in effective tax rate	0.02	3.5	pp
Decrease in weighted average shares outstanding	0.01	1.8	pp
Basic and diluted EPS for quarter ended March 31, 2021	$0.90	57.9%
(a) Item is net of tax based on the effective tax rate for the base year (2020).
(b) Percentage points (“pp”).

SEGMENT RESULTS

Distillery Products

The following tables show selected financial information for the Distillery Products segment for the quarters ended March 31, 2021 and 2020.

	DISTILLERY PRODUCTS SALES
	Quarter Ended March 31,		Quarter versus Quarter Sales Change Increase/(Decrease)
	2021	2020	$ Change	% Change
Brown goods	$43,415	$29,070	$14,345	49.3%
White goods	16,853	16,902	(49)	(0.3)
Premium beverage alcohol	60,268	45,972	14,296	31.1
Industrial alcohol	17,336	21,618	(4,282)	(19.8)
Food grade alcohol	77,604	67,590	10,014	14.8
Fuel grade alcohol	2,517	1,522	995	65.4
Distillers feed and related co-products	4,972	6,989	(2,017)	(28.9)
Warehouse services	4,101	3,901	200	5.1
Total Distillery Products	$89,194	$80,002	$9,192	11.5%

	Change in Quarter versus Quarter Sales Attributed to:
	Total (a)	Volume(b)	Net Price/Mix(c)
Premium beverage alcohol	31.1%	24.7%	6.4%

	Other Financial Information
	Quarter Ended March 31,		Quarter versus Quarter Increase / (Decrease)
	2021	2020	$ Change	% Change
Gross profit	$28,331	$18,249	$10,082	55.2%
Gross margin %	31.8%	22.8%		9.0	pp(d)
(a) Total sales change is calculated by taking the difference between current period sales dollars and prior period sales dollars, divided by prior period sales dollars.
(b) Volume change is calculated by taking the difference between current period sales volume and prior period sales volume, multiplied by prior period sales per unit
(c) Price/Mix change is calculated by taking the difference between current period sales-per-unit and prior period sales-per unit, multiplied by current period sales volume.
(d) Percentage points (“pp”).

Total sales of Distillery Products for the quarter ended March 31, 2021 increased by $9,192, or 11.5 percent, compared to the prior year quarter. Sales of brown goods within premium beverage alcohol, fuel grade alcohol and warehouse services increased while industrial alcohol, distillers feed and related co-products, and white goods within premium beverage alcohol decreased compared to the prior year quarter. The increase in sales of brown goods and fuel grade alcohol was driven by higher sales volume and higher average selling price. These increases were offset by a decrease in sales of industrial alcohol which was driven by lower sales volume due to the discontinuing of the ICP third party sales and marketing services, partially offset by higher average selling price. The decrease in sales of distillers feed and related co-products was due to lower average selling price, partially offset by higher sales volume both of which are results of the Dryer Fire Incident (see Note 8, Commitments and Contingencies for further details).

Gross profit increased quarter versus quarter by $10,082, or 55.2 percent. Gross margin for the quarter ended March 31, 2021 increased to 31.8 percent from 22.8 percent for the prior year quarter. The increase in gross profit was primarily due to higher sales volume on brown goods as well as higher average selling price on industrial alcohol. The increase in gross profit was partially offset by higher input costs of brown and white goods.

Ingredient Solutions

The following tables show selected financial information for the Ingredient Solutions segment for the quarter ended March 31, 2021 and 2020.

	INGREDIENT SOLUTIONS SALES
	Quarter Ended March 31,		Quarter versus Quarter Sales Change Increase / (Decrease)
	2021	2020	$ Change	% Change
Specialty wheat starches	$10,222	$10,212	$10	0.1%
Specialty wheat proteins	6,046	6,365	(319)	(5.0)
Commodity wheat starches	2,283	1,877	406	21.6
Commodity wheat proteins	578	626	(48)	(7.7)
Total Ingredient Solutions	$19,129	$19,080	$49	0.3%

	Change in Quarter versus Quarter Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Total Ingredient Solutions	0.3%	(0.1)%	0.4%

	Other Financial Information
	Quarter Ended March 31,		Quarter versus Quarter Increase / (Decrease)
	2021	2020	$ Change	% Change
Gross profit	$3,968	$4,962	$(994)	(20.0)%
Gross margin %	20.7%	26.0%		(5.3)	pp(d)

(a) Total sales change is calculated by taking the difference between current period sales dollars and prior period sales dollars, divided by prior period sales dollars.
(b) Volume change is calculated by taking the difference between current period sales volume and prior period sales volume, multiplied by prior period sales per unit
(c) Price/Mix change is calculated by taking the difference between current period sales-per-unit and prior period sales-per unit, multiplied by current period sales volume.
(d) Percentage points (“pp”).

Total Ingredient Solutions sales for quarter ended March 31, 2021 increased by $49, or 0.3 percent, compared to the prior year quarter. Quarter versus quarter, this increase was driven by higher sales of commodity wheat starches, partially offset by decreased sales of specialty wheat proteins. The increase in sales of commodity wheat starches, which entered the quarter with higher relative inventory, was primarily driven by increased sales volume. These increases were partially offset by decreased sales volume of specialty wheat proteins, partially offset by higher average selling price.
Gross profit decreased quarter versus quarter by $994, or 20.0 percent. Gross margin for the quarter ended March 31, 2021 decreased to 20.7 percent from 26.0 percent for the prior year quarter. The decrease in gross profit was primarily driven by the temporary curtailment of natural gas usage due to extreme weather conditions which caused the Company to shut down the Atchison facilities for several days.

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

Cash Flow Summary

	Quarter Ended March 31,		Changes, quarter versus quarter Increase / (Decrease)
	2021	2020
Cash provided by operating activities	$16,990	$542	$16,448

Cash used in investing activities	(13,340)	(8,189)	(5,151)

Cash (used in) provided by financing activities	(2,726)	46,997	(49,723)

Increase in cash and cash equivalents	$924	$39,350	$(38,426)

Cash increased $924 for quarter ended March 31, 2021, compared to an increase of $39,350 for quarter ended March 31, 2020, for a net decrease in cash of $38,426, period versus period.

Operating Activities. Cash provided by operating activities for quarter ended March 31, 2021 was $16,990. The cash provided by operating activities during quarter ended March 31, 2021 resulted primarily from net income of $15,427, adjustments for non-cash or non-operating charges of $5,892 including, depreciation and amortization, and share-based compensation, partially offset by uses of cash due to changes in operating assets and liabilities of $4,329. The primary drivers of the changes in operating assets and liabilities were $8,385 use of cash related to a decrease in accrued expenses and other primarily related to incentive compensation expenses, $4,348 use of cash related to an increase in accounts receivables, net due to increased sales during the quarter as well as an increase in insurance recoveries receivable, and $1,084 use of cash related to an increase in prepaid expenses due to an increase in prepaid insurance. These uses of cash were partially offset by $5,237 cash provided by an increase in income taxes payable and $4,924 related to a decrease in inventories, primarily barreled distillate.

Cash provided by operating activities for quarter ended March 31, 2020 was $542. The cash provided by operating activities during quarter ended March 31, 2020 resulted primarily from net income of $9,842, adjustments for non-cash or non-operating charges of $4,356, including depreciation and amortization and share-based compensation, partially offset by uses of cash due to changes in operating assets and liabilities of $13,656. The primary drivers of the changes in operating assets and liabilities were $11,453 use of cash related to an increase in receivables, net due to timing of customer payments as well as increased sales during the quarter, $5,649 use of cash related to an increase in inventories, primarily barreled distillate, and $2,339 use of cash related to an increase in prepaid expenses. These uses of cash were partially offset by $3,100 cash provided by income taxes payable (refundable) and $1,635 cash provided by accounts payable related to timing of cash disbursements.

Investing Activities. Cash used in investing activities for quarter ended March 31, 2021 was $13,340, which resulted from additions to property, plant and equipment of $12,059 (see Capital Spending). Cash used in investing activities for quarter ended March 31, 2020 was $8,189, which resulted from additions to property, plant and equipment of $5,645 (see Capital Spending) and an increase related to the acquisition of a business of $2,750, partially offset by proceeds from sale of property of $366.

Capital Spending. We manage capital spending to support our business growth plans. Investments in property, plant and equipment were $12,059 and $5,645 for quarter ended March 31, 2021 and 2020, respectively. Adjusted for the change in capital expenditures in accounts payable for quarter ended March 31, 2021 and 2020, of $(2,238) and $(2,690), respectively, total capital expenditures were $9,821 and $2,955, respectively.

We expect approximately $43,300 in capital expenditures in 2021, excluding any insurance recoveries. Of the $43,300 expected capital expenditures $29,400 is allocated for the replacement of the feed dryer system. The remainder is for facility improvement and expansion, facility sustenance projects, and environmental health and safety projects.

Financing Activities. Cash used in financing activities for quarter ended March 31, 2021 was $2,726, due to payments of dividends and dividend equivalents of $2,052 (see Dividends and Dividend Equivalents) and purchases of treasury stock of $674 (see Treasury Purchases and Share Repurchases).

Cash provided financing activities for quarter ended March 31, 2020 was $46,997, primarily due to net proceeds from debt of $54,600 (See Long-Term and Short-Term Debt), offset by purchases of treasury stock of $4,395 (see Treasury Purchases and Share Repurchases) and payments of dividends and dividend equivalents of $2,060 (see Dividends and Dividend Equivalents).

Treasury Purchases. 33,829 RSUs vested and converted to common shares for employees during quarter ended March 31, 2021, of which we withheld and purchased for treasury 10,376 shares valued at $674 to cover payment of associated withholding taxes.

30,388 RSUs vested and converted to common shares for employees during quarter ended March 31, 2020, of which we withheld and purchased for treasury 10,044 shares valued at $342 to cover payment of associated withholding taxes.

Share Repurchases. On February 25, 2019, our Board of Directors approved a $25,000 share repurchase authorization commencing February 27, 2019, through February 27, 2022. Under the share repurchase program, we can repurchase stock from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws. This share repurchase program may be modified, suspended, or terminated by us at any time without prior notice. The Company did not repurchase any shares during the quarter ended March 31, 2021 and has $20,947 remaining under the share repurchase plan.

During the quarter ended March 31, 2020, we repurchased approximately 159,104 shares of MGP Common Stock for $4,053.

Dividends and Dividend Equivalents

Dividend and Dividend Equivalent Information (per Share and Unit)
Declaration date	Record date	Payment date	Declared	Paid	Dividend payment	Dividend equivalent payment(a)(b)	Total payment(b)
2021
February 23, 2021	March 12, 2021	March 26, 2021	$0.12	$0.12	$2,033	$19	$2,052

2020
February 24, 2020	March 13, 2020	March 27, 2020	$0.12	$0.12	$2,047	$13	$2,060
(a) Dividend equivalent payments on unvested participating securities.
(b) Includes estimated forfeitures.

On May 3, 2021, our Board of Directors declared a quarterly dividend payable to stockholders of record as of May 21, 2021, of the Company’s Common Stock, and a dividend equivalent payable to holders of certain RSUs as of May 21, 2021, of $0.12 per share and per unit, payable on June 4, 2021.

Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including brand development and share repurchase activities) and the overall cost of capital. Total debt was $39,876 (net of unamortized loan fees of $124) at March 31, 2021, and $39,871 (net of unamortized loan fees of $129) at December 31, 2020.

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

Our principal sources of cash are product sales and borrowing on our Credit Agreement and Note Purchase Agreement. Under our Credit Agreement and Note Purchase Agreement, we must meet certain financial covenants and restrictions, and at March 31, 2021, we met those covenants and restrictions.

At March 31, 2021, our current assets exceeded our current liabilities by $174,545, largely due to our inventories, at cost, of $136,087. At March 31, 2021, our cash balance was $22,586 and we have used our Credit Agreement and Note Purchase Agreement for liquidity purposes, with $300,000 remaining for additional borrowings. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We regularly assess our cash needs and the available sources to fund these needs. While we currently believe we are well positioned with our credit agreement, we will continue to monitor the impact of the COVID-19 pandemic on our operations and liquidity needs. We utilize short-term and long-term debt to fund discretionary items, such as capital investments and dividend payments. In addition, we have strong operating results such that financial institutions should provide sufficient credit funding to meet short-term financing requirements, if needed.

On April 1, 2021, the Company completed the merger with Luxco. The aggregate consideration paid by the Company in connection with the merger was $237,500 in cash (less assumed indebtedness) and 5,007,833 shares of common stock of the Company, subject to adjustment for fractional shares (the “Company Shares,” and together with the cash portion, the “Merger Consideration”). The Merger Consideration is subject to customary purchase price adjustments, including working capital, which adjustments are anticipated to be paid in cash. The cash portion of the Merger Consideration, the repayment of assumed debt and transaction-related expenses were financed with a $242,300 borrowing under the Credit Agreement. We anticipate having sufficient cash flows to support our short-term liquidity and operating needs.

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

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on weighted average outstanding variable-rate borrowings at March 31, 2021, a 100 basis point increase over the non-default rates actually in effect at such date would have no impact our interest expense on an annualized basis. Based on weighted average outstanding fixed-rate borrowings at March 31, 2021, a 100 basis point increase in market rates would result in a decrease in the fair value of our outstanding fixed-rate debt of $1,543, and a 100 basis point decrease in market rates would result in an increase in the fair value of our outstanding fixed-rate debt of $1,626.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the quarter ended March 31, 2021, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There were no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Reference is made to Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2020, and Note 8 to this Report on Form 10-Q for information on certain proceedings to which we are subject.

ITEM 1A.    RISK FACTORS

Risk factors are described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020. The following amends and restates the Company’s risk factors in connection with the completion of a material acquisition.
RISKS THAT AFFECT OUR BUSINESS AS A WHOLE
An interruption of operations or a catastrophic event at our facilities could negatively affect our business.

Although we maintain insurance coverage for various property damage and loss events, an interruption in or loss of operations at any of our production facilities could reduce or postpone production of our products, which could have a material adverse effect on our business, results of operations, or financial condition. To the extent that our value added products rely on unique or proprietary processes or techniques, replacing lost production by purchasing from outside suppliers would be difficult.

In November 2020 a dryer at our Atchison facility was destroyed in a fire, resulting in an interruption in operations at our Atchison facility. We had significant property damage. The Company’s insurance has provided and is expected to provide coverage for property damage and business interruption losses, but there can be no assurance as to the amount or timing of possible insurance recoveries if ultimately claimed by the Company.

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

We also store a substantial amount of our own inventory of aged premium bourbon and rye whiskeys at our Lawrenceburg facility and our nearby warehouses, at our LuxRow facility in Bardstown, KY, and at the facilities of certain third party producers. If a catastrophic event were to occur at any of these locations, our business, financial condition, or results of operations could be adversely affected. The loss of a significant amount of our aged inventory through fire, natural disaster, or otherwise, could result in a reduction in supply of the affected product or products and could affect our long-term growth.

A disruption in transportation services could negatively affect our business.

A disruption in transportation services could result in difficulties supplying materials to our facilities and impact our ability to deliver products to our customers in a timely manner, and our business, financial condition, or results of operations could be adversely affected.

Our profitability is affected by the costs of grain, wheat flour, agave, and natural gas, or input costs, that we use in our business, the availability and costs of which are subject to weather and other factors beyond our control. We may not be able to recover the costs of commodities and energy by increasing our selling prices.

Grain and wheat flour costs are a significant portion of our costs of goods sold. Historically, the cost of such raw materials has, at times, been subject to substantial fluctuation, depending upon a number of factors which affect commodity prices in general and over which we have no control. These include crop conditions, weather, disease, plantings, government programs and policies, competition for acquisition of inputs such as agricultural commodities, purchases by foreign governments, and changes in demand resulting from population growth and customer preferences. Agave is a key ingredient in the production of tequila and is not a traded commodity. Prices for agave are set by independent farmers in specified regions of Mexico, and therefore are subject to fluctuation depending on factors outside of our control. The price of natural gas also fluctuates based on anticipated changes in supply and demand, weather, and the prices of alternative fuels. Fluctuations in the price of commodities and natural gas can be sudden and volatile at times and have had, from time to time, significant adverse effects on the results of our operations. Higher energy costs could result in higher transportation costs and other operating costs.
We do not enter into futures and options contracts ourselves because we can purchase grain and wheat flour for delivery into the future under our grain and wheat flour supply agreements. We intend to contract for the future delivery of grain and wheat flour only to protect margins on expected sales. On the portion of volume not contracted, we attempt to recover higher commodity costs through higher selling prices, but market considerations may not always permit this result. Even where prices can be adjusted, there is likely a lag between when we experience higher commodity or natural gas costs and when we might be able to increase prices. To the extent we are unable to timely pass increases in the cost of raw materials to our customers under sales contracts, market fluctuations in the cost of grain, agave, natural gas, and ethanol may have a material adverse effect on our business, financial condition, or results of operations.

We have a high concentration of certain raw material and finished goods purchases from a limited number of suppliers which exposes us to risk.

We have signed supply agreements with Bunge and CGB for our grain supply (primarily corn) and with Ardent Mills for our wheat flour. The Company also procures some textured wheat proteins through a third-party toll manufacturer in the United States. Additionally, the Company procures barrels, glass, and bottle closures from third-party vendors. If any of these companies encounters an operational or financial issue, or otherwise cannot meet our supply demands, it could lead to an interruption in supply to us and/or higher prices than those we have negotiated or than are available in the market at the time, and in turn, have a material adverse effect on our business, financial condition, or results of operations.

The markets for our products are very competitive, and our business could be negatively affected if we do not compete effectively.

The markets for products in which we participate are very competitive. Our principal competitors in these markets have substantial financial, marketing, and other resources, and several are much larger enterprises than us. Many of our current and potential competitors have larger customer bases, greater name recognition and broader product offerings. In recent years, the global beverage alcohol industry has continued to experience consolidation. Industry consolidation can have varying degrees of impact, including the creation of new and larger competitors. We are dependent on being able to generate sales and other operating income in excess of the costs of products sold in order to obtain margins, profits, and cash flows to meet or exceed our targeted financial performance measures. Competition is based on such factors as product innovation, product characteristics, product taste and quality, pricing, color, and name and brand image.

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

As of April 1, 2021, approximately 235 of our 604 employees were members of a union. Although our relations with our three unions are stable, there is no assurance that we will not experience work disruptions or stoppages in the future, which could have a material adverse effect on our business, financial condition, or results of operations and could adversely affect our relationships with our customers.

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

We are subject to a broad range of federal, state, local, and foreign laws and regulations intended to protect public health and the environment. Our operations are also subject to regulation by various federal agencies, including the TTB, OSHA, the FDA, the EPA, and by various state and local authorities. We are also required to conduct business only with holders of licenses to import, warehouse, transport, distribute and sell beverage alcohol products. We cannot assure you that these and other governmental regulations applicable to our industry will not change or become more stringent. Such laws and regulations cover virtually every aspect of our operations, including production and storage facilities, distillation and maturation requirements, importing ingredients, importing and exporting products, distribution of beverage alcohol products, marketing, pricing, labeling, packaging, advertising, trade practices, water usage, waste water discharge, disposal of hazardous wastes and emissions, and other matters.

Violations of any of these laws and regulations may result in administrative, civil, or criminal fines or penalties being levied against us, including temporary or prolonged cessation of production, revocation or modification of permits, performance of environmental investigatory or remedial activities, voluntary or involuntary product recalls, or a cease and desist order against operations that are not in compliance with applicable laws. Changes in laws, regulatory measures, or governmental policies, or the manner in which current ones are interpreted, could cause us to incur material additional costs or liabilities, and jeopardize the growth of our business in the affected market. Specifically, governments may prohibit, impose, or increase limitations on advertising and promotional activities, or times or locations where beverage alcohol may be sold or consumed, or adopt other measures that could limit our opportunities to reach consumers or sell our products. Certain countries historically have banned all television, newspaper, magazine, and digital commerce/advertising for beverage alcohol products. Increases in regulation of this nature could substantially reduce consumer awareness of our products in the affected markets and make the introduction of new products more challenging. These matters may have a material adverse effect on our business, financial condition, or results of operations.
Tariffs imposed by the U.S. and those imposed in response by other countries, as well as rapidly changing trade relations, could negatively impact our customers and have a material adverse effect on our business and results of operations.

Changes in U.S. and foreign governments' trade policies have resulted in, and may continue to result in, tariffs on imports into and exports from the U.S. The U.S. has imposed tariffs on imports from several countries, including those in the European Union. In response, the European Union has proposed or implemented their own tariffs on certain products including ours and our customers. Such retaliatory tariffs continue to remain in place and other countries may implement similar tariffs in the future. Any further deterioration of economic relations between the U.S. and other countries or any increase in existing tariffs or the imposition of additional tariffs could result in an increase in the price of our and our customer's products in those countries and could prompt consumers in those countries to seek alternative products and could potentially impact our financial performance and results of operations.
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

Increased IT security threats and more sophisticated cyber crime pose a potential risk to the security of our IT systems, networks, and services, as well as the confidentiality, availability, and integrity of our data. This could lead to outside parties having access to our privileged data or strategic information or information regarding our employees, suppliers or customers. Any breach of our data security systems or failure of our IT systems may have a material adverse impact on our business operations and financial results. If the IT systems, networks or service providers we rely upon fail to function properly, or if we or our third party vendors suffer a loss or disclosure of business or other sensitive information due to any number of causes, including power outages, computer and telecommunications failures, viruses, phishing attempts, cyber attacks, malware and ransomware attacks, security breaches, natural disasters, and errors by employees, and the disaster recovery plans do not effectively address these failures on a timely basis, we may suffer interruptions in our ability to manage operations and reputational, competitive, or business harm, which may have a material adverse effect on our business, financial condition, or results of operations. If our critical IT systems or back-up systems or those of our third party vendors were damaged or ceased to function properly, we might have to make a significant investment to repair or replace them. If a ransomware attack or other cybersecurity breach occurs, either internally or at our third-party technology service providers, it is possible we could be prevented from accessing our data which may cause interruptions or delays in our business, cause us to incur remediation costs or require us to pay ransom to a hacker which takes over our systems, or damage our reputation. In addition, such events could result in unauthorized disclosure of material confidential information, and we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us or to our partners, our employees, customers, and suppliers. Additionally, we could be exposed to potential liability, litigation, governmental inquiries, investigations or regulatory enforcement actions and we could be subject to the payment of fines or other penalties, legal claims by our suppliers, customers or employees and significant remediation costs. Although we maintain insurance coverage for various cybersecurity risks, we may incur costs or financial losses that are either not insured against or not fully covered through our insurance.

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

The success of our products depends in part upon the positive image that consumers have of our brands and the third party brands that use our products. Contamination, whether arising accidentally or through deliberate third party action, or other events that harm the integrity or consumer support for our and/or our customers’ products could affect the demand for our and/or our customers’ products. Unfavorable media, whether accurate or not, related to our industry, to us, our products, our brands, or to the brands that use our products, marketing, personnel, operations, business performance, or prospects could negatively affect our corporate reputation, stock price, ability to attract high quality talent, or the performance of our business. Negative publicity or commentary on social media outlets could cause consumers to react rapidly by avoiding our brands or by choosing brands offered by our competitors, which could have a material adverse effect on our business, financial condition, or results of operations.

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

Increasing concentrations of carbon dioxide and other greenhouse gases in the atmosphere may have an adverse effect on global temperatures, weather patterns, and the frequency and severity of extreme weather events and natural disasters. In the event that climate change, or legal, regulatory, or market measures enacted to address climate change, has a negative effect on agricultural productivity in the regions from which we procure agricultural products such as corn and wheat, we could be subject to decreased availability or increased prices for such agricultural products, which could have a material adverse effect on our business, financial condition, or results of operations. Increasing regulation of emissions could increase the cost of energy, including fuel, required to operate our facilities or transport and distribute our products, thereby substantially increasing the production, distribution, and supply chain costs associated with our products.

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

Part of our strategic business plan is to grow our business through acquisitions, and we continue to evaluate and engage in discussions concerning potential acquisition opportunities, some of which could be material. For example, in April 2021 we acquired Luxco, Inc. and its affiliated companies (together referred to as “Luxco” and the acquisition as the “Luxco Acquisition”). Failure to successfully integrate or otherwise realize the anticipated benefits of the Luxco Acquisition or other acquisitions could adversely impact our long-term competitiveness and profitability. The integration of any acquisition will involve a number of risks that could harm our financial condition, results of operations and competitive position. In particular:
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
•our financial results may be negatively impacted by cash expenses and non-cash charges incurred in connection with an acquisition if goodwill or other intangible assets we acquire become impaired;
•we may enter new markets or markets in which we have limited prior experience;
•we may incur substantial indebtedness to finance an acquisition, enhancing our vulnerability to increased debt service requirements should interest rates rise, reducing the amount of expected cash flow available for other purposes, including capital expenditures and acquisitions, and limiting our flexibility in planning for or reacting to changes in our businesses and industries;
•we may assume unanticipated liabilities and contingencies or other exposures (including regulatory risks) for which we do not have adequate insurance coverage, indemnification or other protection; or
•our acquisition targets could fail to perform in accordance with our expectations at the time of purchase.

Our ability to grow through the acquisition of additional brands is also dependent upon identifying acceptable acquisition targets and opportunities, our ability to consummate prospective transactions on favorable terms, or at all, and the availability of capital to complete the necessary acquisition arrangements. We intend to finance our brand acquisitions through a combination of our available cash resources, third-party financing and, in appropriate circumstances, the further issuance of equity and/or debt securities. The issuance of our Common Stock or securities convertible into our Common Stock to fund an acquisition could substantially dilute the ownership percentage of our current stockholders. For example, in connection with the Luxco Acquisition we issued approximately 5.0 million shares of Common Stock. In addition, shares issued in connection with future acquisitions could be publicly tradable, which could result in a material decrease in the market price of our Common Stock.

Acquiring additional brands could have a significant effect on our financial position and could cause substantial fluctuations in our quarterly and yearly operating results. Also, acquisitions could result in the recording of significant goodwill and intangible assets on our financial statements, the amortization or impairment of which would reduce reported earnings in subsequent years.

We incurred significant transaction and acquisition-related costs in connection with the Luxco Acquisition.

We incurred and are incurring a number of non-recurring costs associated with the Luxco Acquisition and combining the operations of Luxco’s with our own, including transaction fees and costs related to formulating and implementing integration plans with respect to the two companies. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.

The uncertain and rapidly changing COVID-19 pandemic could disrupt or otherwise negatively impact our operations, including the demand for our products and our ability to produce and deliver our products.

The ongoing COVID-19 global pandemic has resulted in a widespread health crisis, which has negatively impacted and could continue to negatively impact the global economy. The near and long-term impacts of COVID-19 are unknown and impossible to predict with any level of certainty. The global and regional impact of the pandemic, including official or unofficial quarantines and governmental restrictions on activities taken in response to the outbreak, could have a negative impact on our operations, including voluntary or mandatory temporary closures of our facilities or offices; interruptions in our supply chain, which could impact the cost or availability of raw materials; disruptions or restrictions on our ability to travel or to market and distribute our products; reduced consumer demand for our products or those of our customers due to bar and restaurant closures or reduced consumer traffic in bars, restaurants and other locations where our products or those of our customers are sold; and labor shortages.

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

The extent of the impact on the Company’s business, financial condition, and results of operations is dependent on the length and severity of the pandemic. Vaccines to prevent COVID-19 were approved by health agencies in the U.S. and other countries in which the Company operates, which began to be administered near the end of calendar year 2020. Distribution of the vaccines has been slower than anticipated. In addition, new strains of the virus appear to have increased transmissibility, which could complicate treatment and vaccination programs. The COVID-19 pandemic is an unprecedented situation and the Company's understanding of and response to its impacts is changing and evolving. The additional risk factors identified here are based upon information known at this time. The COVID-19 pandemic may adversely impact the Company's business, financial condition, and results of operations in one or more ways not identified to date.

RISKS SPECIFIC TO OUR DISTILLERY PRODUCTS AND LUXCO BRANDED SPIRITS SEGMENTS

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

There is an inherent risk in determining the quantity of maturing stock of aged distillate to lay down in a given year for future sales as a result of changes in consumer demand, pricing, new brand launches, changes in product cycles, increase in competitive supply, and other factors. Demand for products could change significantly between the time of production and the date of sale. It may be more difficult to make accurate predictions regarding new products and brands. Inaccurate decisions and/ or estimations could lead to an inability to supply future demand or lead to a future surplus of inventory and consequent writedown in the value of maturing stocks of aged distillate. As a result, our business, financial condition, or results of operations could be materially adversely affected.

Warehouse expansion issues could negatively impact our operations and our business.

Our future business operations may require additional warehouse capacity. In the event additional warehouse capacity is required, there is the potential risk of completion delays, including risk of delay associated with required permits and cost overruns, which could have a material adverse effect on our business, financial condition, or results of operations.

Class action or other litigation relating to alcohol abuse or the misuse of alcohol could adversely affect our business.

Our industry faces the possibility of class action or similar litigation alleging that the continued excessive use or abuse of beverage alcohol has caused death or serious health problems. It is also possible that governments could assert that the use of alcohol has significantly increased government funded health care costs. Litigation or assertions of this type have adversely affected companies in the tobacco industry, and it is possible that we, as well as our customers and suppliers, could be named in litigation of this type.

Also, lawsuits have been brought in a number of states alleging that beverage alcohol manufacturers and marketers have improperly targeted underage consumers in their advertising. Plaintiffs in these cases allege that the defendants’ advertisements, marketing and promotions violate the consumer protection or deceptive trade practices statutes in each of these states and seek repayment of the family funds expended by the underage consumers. While we have not been named in these lawsuits, we could be named in similar lawsuits in the future. Any class action or other litigation asserted against us could be expensive and time-consuming to defend against, depleting our cash and diverting our personnel resources and, if the plaintiffs in such actions were to prevail, our business could be harmed significantly.

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
•product innovations
•public health policies and initiatives;
•changes in government regulation and taxation of beverage alcohol products;
•the expansion of, legalization of, and increased acceptance or use of, marijuana; and
•changes in travel, leisure, dining, entertaining, and beverage consumption trends.

Our success depends in part on fulfilling available opportunities to meet consumer needs and anticipating changes in consumer preferences with successful new products and product innovations. If our customers and consumers shift away from spirits (particularly brown spirits, such as our premium bourbon and rye whiskeys), our business, financial condition, or results of operations could be adversely affected.

In addition, our continued success depends, in part, on our ability to develop new products. The launch and ongoing success of new products are inherently uncertain especially with regard to their appeal to consumers. The launch of a new product can give rise to a variety of costs and an unsuccessful launch, among other things, can affect consumer perception of existing brands and our reputation. Unsuccessful implementation or short-lived popularity of our product innovations may result in inventory write-offs and other costs.

Changes in excise taxes, incentives and customs duties related to products containing alcohol could adversely affect our business.

Products containing alcohol are subject to excise taxation in many markets at the federal, state and/or local level. Any increase in federal, state or local excise taxes could have an adverse effect on our business by increasing prices and reducing demand, particularly if excise tax levels increase substantially relative to those for beer and wine. In addition, products containing alcohol are the subject of customs duties in many countries around the world. An unanticipated increase in customs duties in the markets where we may sell our products could also adversely affect our results of operations and cash flows.

Failure of our distributors to distribute our products adequately within their territories could adversely affect our business.

We are required by law to use state-licensed distributors or, in 17 states known as “control states,” state-owned agencies performing this function, to sell our products to retail outlets, including liquor stores, bars, restaurants and national chains in the United States. We have established relationships for our brands with a limited number of wholesale distributors; however, failure to maintain those relationships could significantly and adversely affect our business, sales and growth. We currently distribute our products in all 50 states.

Over the past decade there has been increasing consolidation, both intrastate and interstate, among distributors. As a result, many states now have only two or three significant distributors. Also, there are several distributors that now control distribution for several states. If we fail to maintain good relations with a distributor, our products could, in some instances be frozen out of one or more markets entirely. The ultimate success of our products also depends in large part on our distributors’ ability and desire to distribute our products to our desired U.S. target markets, as we rely significantly on them for product placement and retail store penetration. In addition, all of our distributors also distribute competitive brands and product lines. We cannot assure you that our U.S. distributors will continue to purchase our products, commit sufficient time and resources to promote and market our brands and product lines, or that they can or will sell them to our desired or targeted markets. If they do not, our sales will be harmed, resulting in a decline in our results of operations.

Moreover, the retail industry, particularly in Europe, North America and other countries in which we operate, continues to consolidate, resulting in larger retailers with increased purchasing power, which may affect our competitiveness in these markets. Larger retailers may seek to improve their profitability and sales by asking for lower prices or increased trade spending. The efforts of retailers could result in reduced profitability for the distilled spirits industry as a whole and indirectly adversely affect our financial results.

Failure of our products to secure and maintain listings in the control states could adversely affect our business.

In the control states, the state liquor commissions act in place of distributors and decide which products are to be purchased and offered for sale in their respective states. Products selected for listing in control states must generally reach certain volumes and/or profit levels to maintain their listings. Products in control states are selected for purchase and sale through listing procedures, which are generally made available to new products only at periodically scheduled listing interviews. Products not selected for listings can only be purchased by consumers in the applicable control state through special orders, if at all. If, in the future, we are unable to maintain our current listings in the control states, or secure and maintain listings in those states for any additional products we may develop or acquire, sales of our products could decrease significantly, which would have a material adverse financial effect on our results of operations and financial condition.

Significant additional labeling or warning requirements or limitations on the availability of our products could inhibit sales of affected products.

Various jurisdictions have adopted or may seek to adopt significant additional product labeling or warning requirements or limitations on the availability of our products relating to the content or perceived adverse health consequences of some of our products. Several such labeling regulations or laws require warnings on any product with substances that the jurisdiction lists as potentially associated with cancer or birth defects. Our products already raise health and safety concerns for some regulators, and heightened requirements could be imposed. If additional or more severe requirements of this type are imposed on one or more of our major products under current or future health, environmental, or other laws or regulations, they could inhibit sales of such products. Further, we cannot predict whether our products will become subject to increased rules and regulations, which, if enacted, could increase our costs or adversely impact sales. For example, advocacy groups in Australia and the United Kingdom have called for the consideration of requiring the sale of alcohol in plain packaging with more comprehensive health warnings in an effort to change drinking habits in those countries. These studies could result in additional governmental regulations concerning the production, marketing, labeling, or availability of our products, any of which could damage our reputation, make our premium brands unrecognizable, or reduce demand of our products, which could adversely affect our profitability.

International operations, worldwide and domestic economic trends and financial market conditions, geopolitical uncertainty, or changes to international trade agreements and tariffs, import and excise duties, other taxes, or other governmental rules and regulations could adversely affect our business.

Our products are in numerous countries and we have production facilities currently in the U.S., Mexico and Northern Ireland. Risks associated with international operations, any of which could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations, include:
•changes in local political, economic, social, and labor conditions;
•potential disruption from socio-economic violence, including terrorism and drug-related violence;
•restrictions on foreign ownership and investments or on repatriation of cash earned in countries outside the U.S.;
•import and export requirements and border accessibility;
•currency exchange rate fluctuations;
•a less developed and less certain legal and regulatory environment in some countries, which, among other things, can create uncertainty regarding contract enforcement, intellectual property rights, privacy obligations, real property rights, and liability issues; and
•inadequate levels of compliance with applicable anti-bribery laws, including the Foreign Corrupt Practices Act.

Unfavorable global or regional economic conditions, including economic slowdown and the disruption, volatility and tightening of credit and capital markets, as well as unemployment, tax increases, governmental spending cuts, or a return of high levels of inflation, could affect consumer spending patterns and purchases of our products. These could also create or exacerbate credit issues, cash flow issues, and other financial hardships for us and our suppliers, distributors, retailers, and consumers. The inability of suppliers, distributors, and retailers to access liquidity could impact our ability to produce and distribute our products.

These international, economic, and political uncertainties could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations, especially to the extent these matters, or the decisions, policies or economic strength of our suppliers and distributors, affect our business, liquidity, financial condition, and/or results of operations.

Our global business is subject to commercial, political, and financial risks.

Our products are sold in more than 32 countries; accordingly, we are subject to risks associated with doing business internationally, including commercial, political, and financial risks. In addition, we are subject to potential business disruption caused by military conflicts; potentially unstable governments or legal systems; civil or political upheaval or unrest; local labor policies and conditions; possible expropriation, nationalization, or confiscation of assets; problems with repatriation of foreign earnings; economic or trade sanctions; closure of markets to imports; anti-American sentiment; terrorism or other types of violence in or outside the United States; and health pandemics (such as COVID-19). If shipments of our products to our international markets were to experience significant disruption due to these risks or for other reasons, it could have a material adverse effect on our financial results.

Failure to comply with anti-corruption laws, trade sanctions and restrictions, or similar laws or regulations may have a material adverse effect on our business and financial results.

We market and sell our products in over 32 countries. Some of the countries where we do business have a higher risk of corruption than others. While we are committed to doing business in accordance with applicable anti-corruption laws, trade sanctions and restrictions, and other similar laws and regulations, along with our Code of Conduct and our other policies, we remain subject to the risk that an employee, or one of our business partners, may take action determined to be in violation of international trade, money laundering, anti-corruption, or other laws, sanctions, or regulations, including the U.S. Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act 2010, or equivalent local laws. Because the COVID-19 pandemic has so negatively impacted local economies, government intervention in local economies and businesses has increased, which in turn can create elevated risk and opportunity for corruption. Any determination that our operations or activities are not in compliance with applicable laws or regulations, particularly those related to anti-corruption and international trade, could result in investigations, interruption of business, loss of business partner relationships, suspension or termination of licenses and permits (our own or those of our partners), imposition of fines, legal or equitable sanctions, negative publicity, and management distraction. Any press coverage associated with misconduct under these laws and regulations, even if unwarranted or baseless, could damage our reputation and sales. Further, our continued compliance with applicable anti-corruption or other laws or regulations, our Code of Conduct and our other policies could result in higher operating costs.

We also operate our business and market our products in countries that may be subject to export control regulations, embargoes, economic sanctions and other forms of trade restrictions imposed by the United States, the European Union, the United Nations and other participants in the international community. For example, we have a distributor that sells our products in Russia and Ukraine. We do not sell directly into the Crimea region, but indirect shipments could potentially occur. New or expanded export control regulations, economic sanctions, embargoes or other forms of trade restrictions imposed on countries in which we or our associates do business may curtail our existing business and may result in serious economic challenges in these geographies, which could have a material adverse effect on our and our associates’ operations, and may result in impairment charges on goodwill or other intangible assets.

Fluctuations in foreign currency exchange rates relative to the U.S. dollar could have a material adverse effect on our financial results.

The more we expand our business internationally, the more foreign currency exchange rate fluctuations relative to the U.S. dollar influence our financial results. In some markets outside the United States, we sell our products and pay for some goods, services, and talent primarily in local currencies. Because our foreign currency revenues exceed our foreign currency expense, we have a net exposure to changes in the value of the U.S. dollar relative to those currencies. Over time, our reported financial results will be hurt by a stronger U.S. dollar and improved by a weaker one. We do not attempt to hedge our foreign currency exposure.

RISKS SPECIFIC TO OUR INGREDIENT SOLUTIONS SEGMENT

Our focus on higher margin specialty ingredients may make us more reliant on fewer, more profitable customer relationships.

Our strategic plan for our Ingredient Solutions segment includes focusing our efforts on the sale of specialty proteins and starches to targeted domestic consumer packaged goods customers. Our major focus is directed at food ingredients, which are primarily used in foods that are developed to address consumers’ desire for healthier and more convenient products; these consist of dietary fiber, wheat protein isolates and concentrates, and textured wheat proteins. The bulk of our applications, technology, and research and development efforts are dedicated to providing customers with specialty ingredient solutions that deliver nutritional benefits, as well as desired functional and sensory qualities to their products. Our business, financial condition, and results of operations could be materially adversely affected if our customers were to reduce their new product development ("NPD") activities or cease using our unique dietary fibers, starches, and proteins in their NPD efforts.

Adverse public opinion about any of our specialty ingredients could reduce demand for our products.

Consumer preferences with respect to our specialty ingredients might change. In fact, in recent years, we have noticed shifting consumer preferences and media attention directed to gluten, gluten intolerance, and "clean label" products. Shifting consumer preferences could decrease demand for our specialty ingredients. This could, in turn, significantly decrease our revenues and revenue growth, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Various provisions of our Articles of Incorporation and bylaws and of Kansas corporate law may discourage, delay or prevent a change in control or takeover attempt of our Company by a third party which our management and Board of Directors opposes. Public stockholders who might desire to participate in such a transaction may not have the opportunity to do so. These antitakeover provisions could substantially impede the ability of public stockholders to benefit from a change of control or change in our management and Board of Directors. These provisions include:
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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no unregistered sale of equity securities during the quarter ended March 31, 2021.

ISSUER PURCHASES OF EQUITY SECURITIES

	(1) Total Number of Shares (or Units) Purchased		(2) Average Price Paid per Share (or Unit)	(3) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(4) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 through January 31, 2021	12	(a)	$49.07	$—	$20,947,113	(b)
February 1, 2021 through February 28, 2021	1,635	(a)	$67.16	$—	$20,947,113	(b)
March 1, 2021 through March 31, 2021	8,729	(a)	$64.58	$—	$20,947,113	(b)
Total	10,376			$—

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
2.1
Agreement and Plan of Merger, dated as of January 22, 2021, by and among MGP Ingredients, Inc., London HoldCo, Inc., Luxco Group Holdings, Inc., LRD Holdings LLC, LDL Holdings DE, LLC, KY Limestone Holdings LLC, upon signing a joinder agreement, the shareholders of London HoldCo, Inc., and Donn Lux, as Sellers’ Representative (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed January 25, 2021 (File number 000-17196))

2.2
Joinder to the Agreement and Plan of Merger dated as of January 22, 2021 by and among MGP Ingredients, Inc., London HoldCo, Inc., Luxco Group Holdings, Inc., LRD Holdings LLC, LDL Holdings DE, LLC, KY Limestone Holdings LLC, Donn Lux, as Sellers’ Representative, and the shareholders of London Holdco, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed January 25, 2021 (File number 000-17196))

4.1
Amendment No. 1 to Credit Agreement between MGP Ingredients, Inc. and Wells Fargo Bank, National Association, dated January 25, 2021 (Incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K filed February 25, 2021 (File number 000-17196))

4.2
Third Amendment to Note Purchase and Private Shelf Agreement between MGP Ingredients, Inc. and certain noteholders affiliated with PGIM, Inc., dated January 25, 2021 (Incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K filed February 25, 2021 (File number 000-17196))

10.1
Shareholders Agreement, dated as of April 1, 2021, by and among MGP Ingredients, Inc. and certain shareholders of MGP Ingredients, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 1, 2021 (File number 000-17196))

10.2
Registration Rights Agreement, dated as of April 1, 2021, by and among MGP Ingredients, Inc. and certain shareholders of MGP Ingredients, Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 1, 2021 (File number 000-17196))

10.3
Net Lease, dated as of April 1, 2021, by and among Kemper-Themis, L.L.C., Luxco, Inc. and Donn Lux (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed April 1, 2021 (File number 000-17196))

* **10.4	Form of Agreement as to Award of Restricted Stock Units Granted Under the 2014 Equity Incentive Plan
**10.5
MGP Ingredients, Inc. Executive Severance Plan dated February 12, 2020 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed February 18, 2020 (File number 000-17196))

*31.1	CEO Certification pursuant to Rule 13a-14(a)
*31.2	CFO Certification pursuant to Rule 13a-14(a)
*32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*32.2	CFO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2021, and December 31, 2020, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, (v) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2021 and 2020, and (vi) the Notes to Condensed Consolidated Financial Statements.

*104	Cover Page Interactive Data Filed - formatted in iXBRL (Inline Extensible Business Reporting Language ) and contained in Exhibit 101

*Filed herewith ** Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date:	May 5, 2021	By	/s/ David J. Colo
David J. Colo, President and Chief Executive Officer

Date:	May 5, 2021	By	/s/ Brandon M. Gall
Brandon M. Gall, Vice President, Finance and Chief Financial Officer